Form 10-K
period 2005-12-31
Morgans Hotel Group Co.
filed 2006-03-31
CIK 1342126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission file number: 000-51802

Morgans Hotel Group Co.

(Exact name of registrant as specified in its charter)

Delaware	16-1736884
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
475 Tenth Avenue	10018
New York, New York	(Zip Code)
(Address of principal executive offices)

(212) 277-4100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

(Title of Class)
Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐    No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerate filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2005:  Not applicable as trading of the registrant’s common stock on the Nasdaq National Market did not commence until February 17, 2006.

As of March 27, 2006, the registrant had issued and outstanding 33,500,000 shares of common stock, par value $0.01 per share.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments and financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions.

The forward-looking statements contained in this Annual Report on Form 10-K reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. The factors that could cause actual results to differ materially from expected results include changes in economic, business, competitive market and regulatory conditions. Important risks and factors that could cause our actual results to differ materially from any forward-looking statements include, but are not limited to:

•       the factors discussed in this Annual Report on Form 10-K set forth under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•       downturns in economic and market conditions, particularly levels of spending in the business, travel and leisure industries;

•       hostilities, including future terrorist attacks, or fear of hostilities that affect travel;

•       risks related to natural disasters, such as earthquakes and hurricanes;

•       the completion of the transactions described under “Business—Recent Developments” and the integration of those properties with our existing business;

•       the seasonal nature of the hospitality business;

•       changes in the tastes of our customers;

•       increases in real property tax rates;

•       increases in interest rates and operating costs;

•       general volatility of the capital markets and our ability to access the capital markets; and

•       changes in the competitive environment in our industry and the markets where we invest.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform these statements to actual results.

Factors that could have a material adverse effect on our operations and future prospects are set forth in the Risk Factors section of this Annual Report on Form 10-K beginning on page 19. The factors set forth in the Risk Factors section could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I

ITEM 1                   BUSINESS

Background

We are a fully integrated hospitality company that operates, owns, acquires and redevelops boutique hotels in gateway cities and select resort markets in the United States and Europe. We are widely credited with establishing and defining the rapidly expanding boutique hotel sector. Over our 21 year history, we have gained experience operating in a variety of market conditions. We own or partially own and manage a portfolio of nine luxury hotel properties comprising over 2,500 rooms (as more fully described under “Item 1. Business—Summary of Hotel Properties” and “Item 2. Properties” below), including:

•       Morgans, Royalton and Hudson in New York

•       Delano and Shore Club in Miami

•       Mondrian in Los Angeles

•       Clift in San Francisco

•       St. Martins Lane and Sanderson in London

In addition to our current portfolio, we expect to operate, own, acquire, redevelop and develop new hotel properties that are consistent with our portfolio in major metropolitan cities and select resort markets in the United States, Europe and elsewhere. See “Item 1. Business—Recent Developments” below for a discussion of our planned development of Delano Las Vegas and Mondrian Las Vegas through a 50/50 joint venture, our pending acquisition of James Hotel Scottsdale and our recently completed acquisition to expand Delano.

Immediately prior to the completion of our initial public offering, we and certain other entities entered into a series of transactions to create our new corporate structure. These transactions, which we call our “Formation and Structuring Transactions”, are described below. As a result of the Formation and Structuring Transactions:

•       we are the managing member of and own approximately 97.1% of the membership interests in Morgans Group LLC (the remaining membership interests in Morgans Group LLC are owned by Morgans Hotel Group LLC and are exchangeable for our common stock);

•       Morgans Group LLC owns the hotel properties owned by Morgans Hotel Group LLC prior to the consummation of the Formation and Structuring Transactions;

•       the hotel properties continue to be managed by MHG Management Company, which is a wholly owned subsidiary of Morgans Group LLC; and

•       Morgans Group LLC is the joint venture partner in the restaurant joint venture.

The diagram below sets forth a simplified presentation of our corporate structure immediately following the Formation and Structuring Transactions:

(1)          NorthStar Partnership, L.P. and its partners, including NorthStar Capital Investment Corp. (“NCIC”), beneficially owns approximately 14 million shares of our common stock, including shares issuable upon exchange of Morgans Group LLC membership units held by Morgans Hotel Group LLC (to be renamed Residual Hotel Interest LLC).

(2)          Percentage ownership interests in Morgans Hotel Group Co. assume that all 1,000,000 Morgans Group LLC membership units owned by Residual Hotel Interest LLC are distributed to its members and exchanged by us for our common stock.

(3)          Morgans Hotel Group LLC changed its name to Residual Hotel Interest LLC.

Formation And Structuring Transactions

Morgans Hotel Group Co. was formed as a Delaware corporation in October 2005 to complete the initial public offering that was part of the Formation and Structuring Transactions described below.

Prior to the initial public offering of our common stock on February 17, 2006, the following steps occurred:

•       Morgans Hotel Group Management LLC, which we refer to as MHG Management Company, and other subsidiaries of Morgans Hotel Group LLC distributed available unrestricted cash in to Morgans Hotel Group LLC.

•       MHG Management Company borrowed $80 million under a new secured term loan facility from a syndicate of lenders. Morgans Hotel Group LLC guaranteed MHG Management Company’s obligations under this loan.

•       MHG Management Company distributed the proceeds of the $80 million loan described above, to Morgans Hotel Group LLC and Morgans Hotel Group LLC contributed that amount to one of its wholly-owned subsidiaries, MMRDH Parent Holding Company LLC, which, together with certain of its wholly-owned subsidiaries, used that amount to repay a portion of its outstanding mortgage borrowings.

•       Morgans Hotel Group LLC contributed to Morgans Group LLC all of its interests in its subsidiaries, except certain identified interests and its interest in MHG Management Company and except for its cash balances, for no consideration. The interests contributed by Morgans Hotel Group LLC to Morgans Group LLC will included:

•        100% of the membership interests in MMRDH Parent Holding Company LLC, the Morgans Group subsidiary that indirectly through other subsidiaries owns Morgans, Delano, Royalton,  Hudson and Mondrian;

•        100% of the membership interests in the Morgans Group subsidiary that is the managing member of the limited liability company that leases Hudson;

•        100% of the membership interests in the Morgans Group subsidiary that owns a 7% interest in Shore Club;

•        100% of the membership interests in the Morgans Group subsidiary that is the lessee under the Clift lease;

•        100% of the membership interests in the Morgans Group subsidiary that manages St. Martins Lane and Sanderson;

•        100% of the membership interests in the Morgans Group subsidiary that is a 50% joint venture partner in the joint venture that owns St. Martins Lane and Sanderson;

•        100% of the membership interests in the Morgans Group subsidiaries that are parties to the limited liability company agreement with Echelon Resorts Corporation relating to the development of Delano Las Vegas and Mondrian Las Vegas, the entity that will purchase James Hotel Scottsdale and the entity that acquired the property across Collins Avenue from Delano; and

•        50% of the membership interests in the United States and London restaurant joint ventures.

•       Subsequent to the contribution of the interests for no consideration described above, the limited liability company agreement of Morgans Group LLC was amended and restated to provide for:

•        a managing member interest that we will hold, which will give us the exclusive responsibility and power to manage the business and affairs of Morgans Group LLC;

•        a fixed number of membership units in Morgans Group LLC to be held by Morgans Hotel Group LLC prior to the contribution of MHG Management Company for additional membership units; and

•        redemption/exchange of membership units in Morgans Group LLC held by non-managing members for shares of our common stock on a one-for-one basis.

•       Morgans Hotel Group LLC distributed its retained cash as described below and all of the membership units in Morgans Group LLC held by it to its members and other certain persons with rights under participation agreements, which we call collectively the Morgan Hotel Group Investors, in accordance with their membership interests in and other entitlements from Morgans Hotel Group LLC. Those membership units in Morgans Group LLC were subsequently exchanged for shares of our common stock.

•       Morgans Hotel Group LLC contributed all of the membership interests in MHG Management Company to Morgans Group LLC in return for membership units in Morgans Group LLC exchangeable for shares of Morgans Hotel Group Co. common stock.

After completing the transactions described above, we completed the initial public offering of our common stock. In the initial public offering, we issued 15,000,000 shares for cash and selling stockholders sold 3,000,000 shares for cash. We contributed the net proceeds of the offering of shares by us to Morgans Group LLC in exchange for a number of membership units equal to the number of shares issued  As a result of our initial public offering and the related transactions, we own a 97.1% managing membership interest in Morgans Group LLC.

Overview

We are a fully integrated hospitality company that operates, owns, acquires and redevelops boutique hotels in gateway cities and select resort markets in the United States and Europe. We are widely credited with establishing and defining the rapidly expanding boutique hotel sector. Over our 21-year operating history, we have gained experience operating in a variety of market conditions. We own or partially own and manage a portfolio of nine luxury hotel properties in New York, Miami, Los Angeles, San Francisco and London comprising over 2,500 rooms. Each of our owned hotels was acquired and renovated by the Morgans Group and was designed by a world-renowned designer.

Unlike traditional brand-managed or franchised hotels, boutique hotels provide their guests with what we believe is a distinctive lodging experience. Each of our hotels has a personality specifically tailored to reflect the local market environment and features modern, sophisticated design that includes critically acclaimed public spaces; popular “destination” bars and restaurants; and highly personalized service. Significant media attention has been devoted to our hotels which we believe is as a result of their distinctive nature, renowned design, dynamic and exciting atmosphere, celebrity guests and high-profile events. We believe that the Morgans Group brand, and each of our individual property brands are synonymous with style, innovation and service. We believe this combination of lodging and social experiences, and association with our brands, increases our occupancy levels and pricing power.

In addition to our current portfolio, we expect to operate, own, acquire, redevelop and develop new hotel properties that are consistent with our portfolio in major metropolitan cities and select resort markets in the United States, Europe and elsewhere, including our planned development of Delano Las Vegas and Mondrian Las Vegas through a 50/50 joint venture, our pending acquisition of James Hotel Scottsdale and our recently completed acquisition to expand Delano.

Summary of Hotel Properties

Set forth below is a summary of certain information related to our hotel properties as of December 31, 2005, giving effect to the Formation and Structuring Transactions. For further information regarding our hotel properties, see “Item 2. Properties” below.

		Year	Interest	Number	Twelve Months Ended December 31, 2005			Restaurants
Hotel	City	Opened	Owned	of Rooms	ADR(1)	Occupancy(2)	RevPAR(3)	and Bars(4)
Morgans	New York	1984	100%	113	295	83.4%	246	Asia de Cuba Morgans Bar
Royalton	New York	1988	100%	169	316	86.2%	272	44 Lobby Bar Round Bar Library Table
Hudson	New York	2000	(5)	804 (5)	247	85.3%	211	Hudson Cafeteria Hudson Bar Private Park Library Bar Sky Terrace
Delano	Miami	1995	100%	194	474	72.1%	342	Blue Door Blue Sea Rose Bar
Mondrian	Los Angeles	1996	100%	237	301	79.5%	239	Asia de Cuba Seabar Skybar
Clift	San Francisco	2001	(6)	363	221	68.7%	152	Asia de Cuba Redwood Room Living Room
St. Martins Lane	London	1999	50%	204	359	73.6%	264	Asia de Cuba Light Bar Rum Bar
Sanderson	London	2000	50%	150	438	69.6%	305	Spoon Long Bar Purple Bar
Shore Club	Miami	2001	7%	307	349	63.6%	222	Nobu Ago Skybar Redroom Rumbar Sandbar
Total/Weighted Average				2,541	$302	76.9%	$232

(1)          Average daily rate, or ADR.

(2)          Average daily occupancy.

(3)          Revenue per available room, or RevPAR, is the product of ADR and average daily occupancy. RevPAR does not include food and beverage revenues or other hotel operations revenues such as telephone, parking and other guest services.

(4)          We operate the restaurants in Morgans, Hudson, Delano, Mondrian, Clift, Sanderson and St. Martins Lane as well as the bars in Delano, Sanderson and St. Martins Lane through a joint venture arrangement with Chodorow Ventures LLC in which we own a 50% ownership interest. See “Related Party Transactions—Joint Venture Agreements”.

(5)          We own 100% of Hudson, which is part of a property that is structured as a condominium, in which Hudson constitutes 96% of the square footage of the entire building. Hudson has a total of 920 rooms, including 116 single room occupancies (SROs), of which 21 are vacant. SROs are single room dwelling units. Each SRO is for occupancy by a single eligible individual. The unit need not, but may, contain food preparation or sanitary facilities, or both. SROs remain from the prior ownership of the building and we are by statute required to maintain these long-term tenants, unless we get their consent, as long as they pay us their rent.

(6)          Clift is operated under a long-term lease, which is accounted for as a financing.

(7)          The currency translation is based on an exchange rate of 1 British pound = 1.82 U.S. dollars, which is an average monthly exchange rate provided by www.oanda.com for the last twelve months ending December 31, 2005.

Recent Developments

Planned Development of Delano Las Vegas and Mondrian Las Vegas.   On January 3, 2006, we entered into a limited liability company agreement with Echelon Resorts Corporation, a subsidiary of Boyd Gaming Corporation, through which we will develop, as 50/50 owners, Delano Las Vegas and Mondrian Las Vegas, which will be located within a new development on the Las Vegas Strip to be called Echelon Place.

Delano Las Vegas is expected to include 600 guest rooms and suites and feature a nightclub, spa, lobby bar and restaurant, and a private pool and recreation area. Mondrian Las Vegas is expected to include 1,000 guest rooms and suites and feature a distinctive bar and restaurant, meeting and conference space, and a private pool and recreation area. We expect to open Delano Las Vegas and Mondrian Las Vegas concurrently with the opening of Echelon Place in early 2010.

Echelon Place is the planned redevelopment of the 63-acre Las Vegas Strip property on which the Stardust Resort & Casino is currently located. In addition to Delano Las Vegas and Mondrian Las Vegas, Echelon Place is expected to include the Echelon Resort, with approximately 3,300 guest rooms and suites, The Shangri-La Las Vegas Hotel, with approximately 400 guest rooms and suites, the Las Vegas ExpoCenter at Echelon Place, over 350,000 square feet of shopping, dining, nightlife and cultural space within the Retail Promenade, and a 140,000 square foot casino.

We and Echelon Resorts Corporation will jointly seek to arrange non-recourse project financing for the development of Delano Las Vegas and Mondrian Las Vegas. Once non-recourse project financing has been obtained, we have agreed to make a contribution in an amount necessary to have our total contribution at such time equal approximately $97.5 million in cash. We expect these contributions to be completed in 2007, with approximately $15.0 million to $17.5 million of that amount to be contributed as a part of pre-development in 2006 and 2007 prior to obtaining financing. All further contributions will be made pro rata, although we and Echelon Resorts Corporation may be individually responsible for certain cost overruns.

The joint venture will be dissolved if the project financing is not obtained by June 30, 2008.

Purchase of James Hotel Scottsdale.   On December 21, 2005, we agreed to acquire the James Hotel Scottsdale for approximately $47.5 million in cash, including an approximate initial 10% deposit paid at the time of signing of the purchase agreement. The James Hotel Scottsdale is a 194-room boutique hotel located in Scottsdale, Arizona. The purchase is scheduled to close in April 2006. We expect to initially finance the remainder of the purchase price out of the net proceeds of our initial public offering, cash from operations or borrowings under our new revolving credit facility described below. Any initial financing may be replaced with permanent mortgage financing in the future.

Extension of Delano.   On January 24, 2006, we acquired the property across Collins Avenue from Delano for approximately $14.3 million. We financed this purchase with cash from working capital and the issuance of a $10.0 million promissory note by us to the seller, which initially bears interest at 7%.

There can be no assurances that any of these uncompleted transactions will be completed on the schedule or on the terms described above, if at all. In addition, there are risks associated with acquiring and developing or redeveloping hotels, as described below under “Risk Factors—Our strategy to acquire and develop or redevelop hotels creates timing, financing, operational and other risks that may adversely affect our business and operations”.

Competitive Advantages

We believe we have significant competitive advantages relative to other industry participants.

Segment Creation and Leadership

Our predecessor companies, founded in 1983 by Ian Schrager, created what is often credited as the original “boutique” hotel and established what we believe was a new segment in the hospitality industry. We created these hotels to provide an alternative to the uniformity of branded chain hotels which dominated the industry since the emergence of national and international branded hotel chains in the middle of the twentieth century based on the principle of sameness, offering customers predictable levels of accommodation and tightly scripted service within a standardized setting. The concepts we pioneered challenged previous hotel industry norms. These concepts included the modification of the standard hotel design aesthetic to include attention-grabbing design elements, and the reinvention of the traditional hotel lobby to include the attraction of sought-after restaurants and bars, which together establish the hotel as a destination in itself both for travelers and for patrons from the local community.

We have continued to lead the boutique hotel segment as we developed and grew our business beyond our initial concepts. Since 1983 we have continued to acquire, redevelop and operate hotels in response to a growing demand for interesting and distinctive hotels providing individualized service to an increasingly sophisticated and style-conscious guest. We expanded domestically and internationally in both urban and resort markets, in several instances having a large influence on the improvement of neighborhoods such as South Beach in Miami and West Hollywood in California. We further expanded the concept to a larger format with the 804-room Hudson as well as to a variety of different price points.

Distinctive Lodging Experience

The customer experience in our hotels is unlike that in most branded hotel chains. Our hotels are characterized by eclectic, leading-edge design; noteworthy public spaces, restaurants and bars; and outstanding personalized service. Taken together, these elements create what we believe is a distinctive lodging experience that translates into customer loyalty and the potential for superior RevPAR.

•       Leading-Edge Design. While a typical hotel chain offers a standard “box”, we offer architecturally striking properties in locations that are not only convenient but interesting. The lobby and other public spaces in a typical chain hotel must often conform to strict guidelines designed to promote standardization. In contrast, our lobbies and public spaces feature what we believe are unique, innovative contemporary designs that make them attractive gathering places with a dynamic feel. Our guestrooms are similarly stylish, containing memorable design elements such as the modern, all-white simplicity of Delano or the black and white tiled bathrooms at Morgans.

•       Noteworthy Public Spaces, Restaurants and Bars. Each of our hotels has noteworthy public spaces, including critically-acclaimed restaurants and bars, such as Asia de Cuba and Skybar. For example, Zagat Survey ranks the Asia de Cuba restaurants in our hotels among the most popular in New

York, Los Angeles and London. These restaurants and bars, unlike most such hotel facilities, attract significant patronage from the local community which makes them desirable destinations for hotel guests and other patrons while generating substantial direct revenue and publicity.

•       Outstanding Personalized Service. Our service culture is focused on meeting luxury service standards while providing our guests with an engaging experience that drives customer loyalty. We combine disciplined performance management and best practices with innovative training techniques across the business. In contrast to the impersonal service that often results from rigid and scripted customer-interaction routines, our staff is trained to meet our guests’ needs through personalized exchanges. We regularly evaluate customer satisfaction using third-party customer research and have achieved customer satisfaction ratings for our hospitality that often exceeds that of comparable hotels.

Brand Strength and Awareness

Our portfolio of brands includes an umbrella brand under which all of our properties operate, the Morgans Group; distinctive individual property brands, such as Delano, Mondrian, Hudson, and Royalton; and restaurant and bar brands such as Asia de Cuba and Skybar. We believe that the Morgans Group brand, and each of our individual property, restaurant and bar brands, are synonymous with style, innovation, a dynamic and exciting atmosphere, and personalized service. Our hotels generate significant media attention through their distinctive nature, renowned design, atmosphere, celebrity guests and high-profile events. Some examples of these events include parties for awards shows such as the Academy Awards, the Grammy Awards, Video Music Awards, ESPN’s ESPY Awards; events associated with Fashion Week in New York and London; and movie and magazine launches. We help sustain this profile through an aggressive marketing effort that focuses on favorable publicity which results in extensive media coverage with each hotel having been featured in national and international magazines such as Vogue, Vanity Fair, Harper’s Bazaar, Travel & Leisure, and Condé Nast Traveler, and newspapers such as The New York Times, USA Today, The Washington Post, The Times of London, and The Los Angeles Times.

We believe this public profile is an important component of making the traveling public aware of our brands and keeping the public’s perception of those brands current and positive. Our brand strength and awareness in turn is an important demand driver that is difficult to imitate and a potent and cost-effective marketing tool. Moreover, we believe that these brands offer attractive opportunities to grow our business by exporting them to new markets and expanding them within our existing markets. Similarly, we believe our brand portfolio improves our ability to secure joint ventures and management agreements with third parties. We believe many of our brands may be extended to residential and other non-hotel opportunities.

Premier Locations in International Gateway Cities

Our nine properties are centrally located in key gateway cities—New York, Miami, San Francisco, Los Angeles and London—which attract both business and leisure travelers. These markets generally offer superior demographics and multiple demand drivers, such as a high concentration of business activity and tourist points of interest. In addition, these markets have significant barriers to entry for new competitive supply including scarcity of available land for new development and extensive regulatory requirements resulting in a longer development lead time and additional expense for new competitors. We believe these markets provide a strong foundation from which to realize material RevPAR growth. During 2004 and 2005, RevPAR growth in these markets averaged 132.5% and 12.0%, respectively, as compared to the U.S. average of 7.8% and 8.4%, respectively, as Miami, New York, Los Angeles and San Francisco grew faster than the industry average. The London market experienced slower growth in 2005 due in part to the strength of the British pound against the U.S. dollar and most recently to the terrorist attacks of July 7 and July 21, 2005.

Within each of these cities, our hotels are strategically located to provide our guests with convenient access to major business, cultural and shopping districts. For example, our New York hotels are located in midtown Manhattan; our Miami hotels are located on the ocean front in South Beach; our London hotels are situated in the theater and media districts with St. Martins Lane across the street from Trafalgar Square; our San Francisco hotel is located close to Union Square; and our Los Angeles hotel is located on Sunset Boulevard in the heart of West Hollywood.

Experienced Management Team and Extensive Infrastructure

Our management team of executive officers and other significant professionals consists of a group of individuals with the experience necessary to operate and grow our business, including property management, asset management, brand management, sales, marketing, revenue management, internet commerce, acquisition, redevelopment, and finance. Many of our professionals have traditional hotel backgrounds having studied at hotel schools and worked at more traditional hotel companies, although only Richard Szymanski, our Chief Financial Officer, has been an officer of a public company.

In addition, our management team has been operating and growing its collection of boutique—as opposed to traditional—hotels and brands throughout the United States and in London for many years. We have extensive experience with, and an understanding of, the customer segment that appreciates alternatives to the traditional chain hotel products and is willing to pay for the distinctiveness of the product. With an average 16 years experience in the hospitality and real estate industries and eight years affiliated with our company, our management team of executive officers and other significant professionals has led our company through cyclical operating environments.

As our business and asset base have expanded, we have created processes and systems supported by technology that we believe result in a state-of-the-art operating infrastructure with certain best-of-class proprietary capabilities. Our processes and systems ensure consistency and quality of execution. Recent initiatives include centralization of our telephone reservations office, centralization of our computer reservations systems, creation of a proprietary revenue management system, globalization of our sales system, and deployment of a company-wide customer relationship management system. In addition, we institutionalized our service culture and other facets of our human capital processes through a training and monitoring system. We believe the experience of our management team and quality of our systems provide us with the infrastructure necessary to maximize the performance of our existing portfolio and a platform to grow while maintaining quality. We believe the cost, time, and other complexities involved in establishing such an infrastructure create significant barriers to entry for potential new competition in the hospitality business.

Our Growth Strategy

We intend to grow through our proven ability to replicate our model on an individualized but consistent basis across a growing portfolio and by leveraging our portfolio of brands for expansion in both new and existing markets. We have enhanced our management team through new hires with a renewed focus on acquisitions and growth. We believe that our current management team and existing operating infrastructure provide us with the ability to successfully integrate assets into our portfolio as we grow and expand. We believe that with the establishment of a public market for our common stock, the significant reduction of our debt through our initial public offering, and our entry into a new revolving credit facility, we will have the financial flexibility to capitalize on our internal and external growth opportunities.

Internal Growth

We believe our portfolio is poised for internal growth driven by continued industry-wide growth, selected renovation and expansion projects, and operational and technology infrastructure initiatives.

Well Positioned to Benefit from Industry-wide Growth.   The hospitality industry is experiencing sustained RevPAR growth at historically high levels. Rebounding economic growth and corporate profits coupled with historically low levels of new supply generated 2005 RevPAR growth of 8.4%. Our RevPAR growth has on average outperformed most other hotel companies and brands. RevPAR growth throughout our portfolio has exceeded all national chain scale segments, including the Luxury sector in which our hotels are categorized. In addition, the markets in which our hotels are located are materially outpacing broader industry averages for RevPAR growth.

U.S. Hospitality Industry Performance(1)

	2005	2004	2003
Occupancy	63.1%	61.3%	59.1%
ADR	$90.84	$86.24	$83.11
RevPAR	$57.34	$52.88	$49.11
RevPAR growth	8.4%	7.8%
Demand growth	3.3%	4.6%
Supply growth	0.4%	1.0%

Footnotes:

(1)          Data provided by Smith Travel Research

U.S. Hospitality Industry RevPAR Growth by Chain Scale(1)

	2005 vs. 2004	2004 vs. 2003
Morgans (U.S. hotels)	16.2%	17.4%
Industry	8.4%	7.8%
Luxury	11.5%	10.8%
Upper Upscale	9.8%	8.2%
Upscale	10.1%	8.7%
Midscale with F&B	8.4%	6.3%
Midscale without F&B	11.7%	7.2%
Economy	7.5%	4.6%
Independents	5.0%	7.5%

Footnotes:

(1)          Data provided by Smith Travel Research

Hospitality Industry RevPAR Growth by Market(1)

	2005 vs. 2004	2004 vs. 2003
Industry Average—U.S.	8.4%	7.8%
New York	16.6%	19.6%
Miami	18.6%	14.1%
Los Angeles	11.6%	12.9%
San Francisco	11.3%	9.3%
London	2.0%	11.5%

Footnotes:

(1)          U.S. data provided by Smith Travel Research. London data provided by Deloitte London.

Targeted Renovations and Expansions.   We have targeted and are pursuing a number of specific renovation and expansion projects throughout our portfolio that we believe will increase our appeal to our guests and generate increased revenue at our properties. For example, subsequent to December 31, 2005, we acquired a property across Collins Avenue from Delano, which we intend to convert to new guest rooms at Delano and additional guest facilities, including a new restaurant and a new bar. See “Business—Recent Developments—Extension of Delano”. These projects also include utilization of unused space, room refurbishments and upgrades, reconfiguration of public areas with the addition of amenities and revenue drivers, such as health clubs, meeting spaces and retail shops in certain properties. For example, we are planning to undertake room renovation projects, including technology upgrades, in Delano, Mondrian and Royalton. We are also planning renovation of the lobbies at Mondrian and Royalton, and are planning to undertake expansion projects at St. Martins Lane to include a new bar and a gym. We continuously evaluate alternative uses throughout our portfolio including residential conversion and other opportunities.

Operational and Infrastructure Initiatives.   We implement state-of-the-art operational systems and apply best practices to maximize synergies at the portfolio level. Within the past few years, we have launched a number of operational and technology initiatives that are expected to result in revenue growth, significant improvements in our operating costs and efficiencies, an improved guest experience and an enhanced ability to market to our customers’ specific lodging needs. Recent initiatives include centralization of our telephone reservations office, centralization of our computer reservations systems, utilization of a proprietary revenue management system, globalization of our sales system, and deployment of a company-wide customer relationship management system. Specifically, our website was launched in July 2002 and during 2005 generated approximately 10.2% of our total bookings and approximately 11.0% of our total rooms revenue. Our historical results of operations do not reflect the full benefits of these recently implemented measures.

External Growth

We believe we are poised for external growth that will be driven by growth in major metropolitan markets and select resort locations as we extend our hotel, restaurant and bar brands. We intend to be flexible with respect to transaction structures and real estate requirements as we grow our business.

Target Markets.   We intend to base our decisions to enter new markets on a number of criteria, with a focus on markets that attract affluent travelers who value a distinctive and sophisticated atmosphere and outstanding service. Specifically, we target key gateway destinations for both domestic and foreign travelers that attract both business and leisure travelers as well as select resort markets. We believe Las Vegas and Scottsdale, where we have a planned development project and a pending acquisition, are examples of such markets. See “Business—Recent Developments—Planned Development of Delano Las Vegas and Mondrian Las Vegas” and “—Purchase of James Hotel Scottsdale”. Consistent with our prior expansion activities, we will continue to seek to grow in markets with multiple demand drivers and high barriers to entry:

•       Major North American metropolitan markets with vibrant urban locations, including existing markets such as Los Angeles and new markets such as Chicago, Boston, and Washington, DC;

•       Select resort locations such as Las Vegas and Hawaii; and

•       Key European destinations that, we believe, offer a similar customer base as our established US and UK markets, such as Paris and Milan.

Brand Extensions.   We believe that our existing brand portfolio has considerable development potential. Many of our brands, including hotel brands such as Delano, Mondrian, Hudson and Royalton,

and restaurant and bar brands such as Asia de Cuba and Skybar, may be extended to other hotels, restaurants, bars in our existing and new markets. For example, we intend to re-brand the James Hotel Scottsdale, described under “—Recent Developments—Purchase of James Hotel Scottsdale”, as Mondrian Scottsdale. Similarly, we believe our brand portfolio improves our ability to secure joint ventures and management agreements with third parties. We also believe that, based on market trends, we may have new growth opportunities through the extension of our brands into condominium development and other residential projects, including condominiums or apartments with hotel services provided, condominiums that may be contributed to a hotel rental pool when not occupied by the owner, or otherwise. In part because of our strong portfolio, Boyd Gaming chose our Delano and Mondrian brands and our management team for a portion of its Echelon Place development in Las Vegas. See “Business—Recent Developments—Planned Development of Delano Las Vegas and Mondrian Las Vegas”. Furthermore, we believe we have additional brand extension opportunities outside the hospitality and real estate industries, such as selective retail product placement opportunities.

Flexible Business Model.   We intend to be flexible with respect to transaction structures and real estate requirements as we grow our business. We will pursue acquisition, joint venture and other opportunities. As we pursue these opportunities, we will focus on our critical objectives of providing ourselves with a meaningful percentage of any equity growth or a significant total dollar return on investment. The acquisition market and the specifics of any particular deal will influence each transaction’s structure. Our flexibility should allow us greater access to strategically important hotels and other opportunities. Joint ventures with management agreements should provide us with enhanced return on investment through management and other fee income and access to strategically important hotels and other opportunities. We have demonstrated our ability to joint venture effectively through, among others, our restaurant joint venture with Jeffrey Chodorow and the joint venture structures through which we own our interests in St. Martins Lane, Sanderson and Shore Club.

We have proven our ability to expand into new regions, new types of markets, operate internationally and operate in larger formats. We believe that this demonstrated acquisition expertise gives us a broad range of possible options with respect to future development. Moreover, our flexibility with respect to the physical configuration of buildings gives us more options to grow in any given market as compared to our competitors who require very particular specifications so their hotels will all look the same. In addition, the destination nature of our hotels has enabled us in the past to acquire assets in locations that are less established and, therefore, more attractively priced, due to our ability to create a destination hotel rather than be located directly adjacent to existing popular destinations.

Company History

Our predecessor company was founded in 1983 by Ian Schrager. In 1984, our predecessor company opened Morgans in New York and thus launched what has come to be known as the boutique hotel sector. From 1984 our predecessor grew its business by acquiring, redeveloping, and operating additional assets initially in New York, such as Royalton, and thereafter in other markets, such as Miami with the opening of Delano in 1995 and Los Angeles with the opening of Mondrian in 1997. In 1997 and 1998, NCIC acquired a majority interest in our predecessor company in a series of transactions that resulted in the integration of the management, development and ownership components of our business.

NCIC is a Maryland corporation founded in 1997 by W. Edward Scheetz, our President and Chief Executive Officer, and David Hamamoto, the Chairman of our Board. NCIC was organized for the purpose of investing in real estate and real-estate related companies.

In 1993, our President and Chief Executive Officer, W. Edward Scheetz, was a partner with Apollo Real Estate Advisors when he was introduced to Ian Schrager and our predecessor company. Apollo Real Estate Advisors financed the development of Delano and subsequently certain of our other projects. Since NCIC’s investment in our predecessor company, our Chairman, David Hamamoto, and W. Edward Scheetz, our President and Chief Executive Officer, were members of the Board of our predecessor company, and principals of NCIC, including our Chairman, President and Chief Executive Officer and Chief Investment Officer and Executive Vice President of Capital Markets, have been actively involved in our business, including strategic decision-making, capital markets activity, and asset management while taking a lead role in acquisitions, dispositions and financings. With NCIC’s investment, the predecessor continued its expansion with the openings of St. Martins Lane and Sanderson in London in 1999 and 2000, Hudson in New York in 2000 and Clift in San Francisco in 2001. In 2002, Morgans Group for the first time entered into a transaction with substantially less than majority ownership when it acquired a minority interest and took over operations at Shore Club in Miami. All of our interests in assets that are operated by MHG Management Company were contributed to Morgans Group in the Formation and Structuring Transactions. Since NCIC’s initial investment, our predecessor has disposed of certain assets to capitalize on market opportunities, such as Paramount which was a hotel marketed as part of the same group of hotels that are contributed to Morgans Group LLC.

In June 2005, Ian Schrager, our then Chairman, President and Chief Executive Officer, resigned. We retain Ian Schrager’s services as a consultant, at our election, through December 31, 2007, as described under “Related Party Transactions—Agreements with Ian Schrager—Consulting Agreement”.

Our Properties

See “Item 2. Properties.”

Our Restaurant Joint Venture

As a central element to our operating strategy, we focus significant resources on identifying exciting and creative restaurant concepts. Consistent with this objective and to further enhance the dining experience offered by our hotels, we have an established joint venture relationship with well-known restaurateur Jeffrey Chodorow to develop, own and operate restaurants and bars at hotels operated by Morgans Group. Currently, the joint venture operates the restaurants (including in-room dining, banquet catering and other food and beverage operations) at Morgans, Hudson, Delano, Mondrian, Clift, St. Martins Lane and Sanderson as well as the bars in Delano, St. Martins Lane and Sanderson. See “Related Party Transactions” for a description of our restaurant joint venture.

Management and Operations

We manage and operate each of our hotels which are staffed by our employees and the employees of our joint venture operating companies with personnel dedicated to each of the properties, including a general manager, controller, director of sales and marketing, director of human resources and other employees. The personnel in each hotel report to the general manager of the hotel. Each general manager reports to our Executive Vice President of Operations. The corporate office provides support directly to certain functions at the hotel such as sales, revenue management and human resources. This organizational structure allows for each property to operate in a responsive and dynamic fashion while ensuring integrity of our guest experience and core values. Our management team is headquartered in New York City and coordinates management and operations of the Company. The management team reviews business contracts, oversees the financial budgeting and forecasting for our hotels, performs internal accounting and audit functions, administers insurance plans and identifies new systems and procedures to employ within our hotels to improve efficiency and profitability. In addition, the management team is responsible for coordinating the sales and marketing activities at each of our hotels, designing sales training programs, tracking future business prospects and identifying, employing and monitoring marketing programs. The management team is also responsible for the design of our hotels and overall product and service quality levels.

Our Engaging Dynamic Guest Experience, or EDGE, service program has been implemented across our portfolio. This initiative is designed to enhance employee initiative and responsiveness which results in high customer satisfaction. Our EDGE initiative further allows the sharing of best practices and expertise across our employee base, creating a culture that we believe is more service-oriented than many of our competitors.

Marketing, Sales and Public Relations

Strong direct sales has been an integral part of our success. We employ a sales force of greater than 60 people with multiple sales managers stationed in each of our markets. They are responsible for sourcing new corporate accounts in the United States and Europe. We have also opened sales offices in other markets. These offices are deployed by industry focus and geography. We derive about one third of our business from corporate accounts. Our core corporate business comes from the entertainment, fashion, retail, finance, advertising, automotive, technology, insurance and consumer goods industries. Approximately 60% of our guests are travelling on business.

Unlike many hotel companies, our sales managers are trained to sell the experience, not simply the rate. Our objective is to create differentiation by selling an “experience” and “brand”.

While marketing initiatives are customized in order to account for local preferences and market conditions, consistent major campaign and branding concepts are utilized throughout all our marketing activities. These concepts are developed by our central sales and marketing teams, but a significant amount of discretion is left to the local sales managers who are often more able to promptly respond to local changes and market trends and to customize marketing concepts to meet each hotel’s specific needs.

We place significant emphasis on our public relations promotional strategy, which we believe is a highly cost-effective marketing tool for our Company. Through highly publicized events, prospective guests are more likely to be made aware of our hotels through word-of-mouth or magazine and newspaper articles and high-profile events rather than direct advertising. This publicity is supplemented with focused marketing activities to our existing customers. Our in-house professionals coordinate the efforts of third-party public relations firms to promote the Morgans Group properties through travel magazines and various local, national and international newspaper travel sections. We regularly host events that attract celebrity guests and journalists generating articles in newspapers and magazines around the world. Our marketing efforts also include hosting other special events which have recently included the ESPY awards and the Grammy Awards post-event celebration.

Integration and Centralization Efforts

We have centralized certain aspects of our operations in an effort to provide further revenue growth and reduce operating costs. Beginning in 2002, we embarked on a number of technological and process initiatives including the launch of a new website, www.morganshotelgroup.com, which during 2005 generated approximately 10.2% of our total bookings and approximately 11.0% of our total rooms revenue. In an effort to reduce expenses and to drive revenue growth, we employ what we believe to be the state-of-the-art systems available to the hospitality industry. These include our:

•       Property Management System—Our property management system provides management solutions to improve operations and profitability for a global hotel organization. Our property management system is designed for comprehensive guest management by, among other things, allowing the user to track and retrieve information pertaining to guests, groups and company accounts. Additional features of this system allow the user to extract information on a customized basis from its customer database. We believe that this increases the possibility of maximizing revenue by allowing us to efficiently respond and cater to guest demands and trends and decreases expenses by centralizing the information database in an easy to use format.

•       Central Reservations System—Our central reservations system and related distribution and reservations services provide hotel reservations-related services and technology.

•       Central Reservations Office—Our central reservations office provides contact management solutions. It is managed by a third-party out of its facility in New Brunswick, Canada.

•       Sales and Catering—Our sales and catering system is a strategic tool specifically designed to maximize the effectiveness of the sales process, increase revenues and efficiency, and reduce costs.

•       Revenue Management—Our revenue management system is a proprietary system which provides hospitality focused pricing and revenue optimization solutions.

•       Accounting and Reporting—Our accounting and reporting is performed under The Uniform System of Accounts for the Lodging Industry and utilizes a widely used international accounting system that allows for customizing and analyzing data while ensuring consistent controls.

•       Customer Relationship Management—Our customer relationship management system is designed specifically for the hospitality industry and provides personalized guest recognition, high service quality, improved guest satisfaction and loyalty, which we believe results in increased revenues. This centralized database tracks guest sales history and guest preferences to provide our staff in our hotels and sales agents with a method of efficiently responding to and targeting guest needs.

Competition

Competition in the hospitality industry reflects a highly fragmented group of owners and operators offering a wide range of quality and service levels. Our hotels compete with other hotels in the segments of the hospitality market in their respective locations. These segments of the market consist of traditional hotels in the luxury sector and boutique hotels in the same local area.

We compete by providing a differentiated combination of location, design, amenities and service. We are constantly striving to enhance the experience and service we are providing for our guests and have a continuing focus on improving our customer experience.

Insurance

We believe that our insurance policies provide sufficient coverage of the risks facing our business and are consistent with or exceed industry standards.

Our hotels are currently insured under property, commercial general liability, commercial umbrella, excess liability, workers’ compensation, pollution, automobile liability, garage keeper’s legal liability, crime and fiduciary policies for which we are the named insured. Excess earthquake, windstorm, and flood policies are in place at specific locations which are highly susceptible to these perils. These policies cover, in addition to our hotels, the restaurants and bars that operate in our hotels. Our managed locations are covered under our employee related insurance policies only. Stand alone policies are maintained by the property owners for their general liability and property insurance. Employees at our hotels and wholly-owned bars are also insured under workers’ compensation and employment practices liability policies. Employees working at the joint venture restaurants and bars are covered by a separate set of workers’ compensation and employment practices liability policies.

Each of the commercial general liability and commercial umbrella policies provides a maximum annual coverage of $20.0 million and $200.0 million, respectively, and the property insurance policies provide up to $380.0 million of coverage per occurrence, subject to some exceptions relating to earthquake and flood. Non-domestic terrorism coverage is included on all existing policies.

We believe that the premiums we pay for our insurance policies are reasonable and consistent with those paid by comparable businesses of our size and risk profile. For the year ending December 31, 2005, we paid $3.3 million in insurance premiums, which represented 1.3% of our total revenues. Our insurance policies require annual renewal. Given current trends, our insurance expense may continue to increase in the foreseeable future.

Many of these insurance policies have deductibles or self-insured retentions, consistent with industry standards. For example, while we do not have a deductible on our general liability policy, our property coverage includes a $250,000 deductible per occurrence. Our employer practice liability coverage deductible is $250,000 for the hotels and $100,000 for the food and beverage joint venture. Commencing in 2002, we modified our primary workers compensation program to incorporate a $150,000 self-insured retention. We believe that the deductibles are reasonable given the values of our properties, the amounts insured, and the frequency and cost of claims realized.

The property owner’s interest in each of our owned properties in which we have a fee simple ownership interest is insured by an American Land Title Association owner’s title insurance policy, or its equivalent as adopted in the applicable jurisdiction. Each title policy has been issued by a nationally recognized title insurance company and insures the owner of the property, as well as its successors and assigns, as to the fee simple ownership interest in the property, subject only to limited permitted encumbrances.

Employees

As of December 31, 2005 we employed approximately 1,900 individuals, about 27.5% of whom are represented by labor unions, and our restaurant joint venture employed approximately 1,200 individuals, about 20% of whom are represented by labor unions.

Relations with Labor Unions.

New York.   The terms of employment of our employees that are represented by labor unions and are working at our New York hotels are governed by a collective bargaining agreement. While we are not a named party to the agreement, we believe that, pursuant to federal labor law, we could be deemed employers. If we were deemed employers, we would be bound by, and liable for breaches of, the collective bargaining agreement. The term of the agreement is from July 1, 2001 through June 30, 2006, and generally incorporates by reference the industry-wide agreement between the Hotel Association of New York City, Inc., a multi-employer association composed of New York City hotel operators, and the union. The agreement governs wages, hours and terms and conditions of employment of employees at these hotels. It provides that there will be no strikes or lockouts during its term, and that all disputes arising under the agreement or concerning the relations of the parties shall be resolved through arbitration at the Office of the Impartial Chairman of the Hotel Industry. The employees of our New York bars and restaurants are represented by unions and this concessionaire is considered a joint employer. We agreed to adopt any successor agreement to the industry-wide agreement currently in place and the New York Hotel and Motel Trades Council, AFL-CIO has agreed not to strike at the expiration of that agreement.

San Francisco.   The majority of our Clift employees that are represented by labor unions are represented by UNITE/HERE Local 2. We have agreed that we will adopt whatever industry-wide agreement is adopted between the union and a multi-employer association composed of San Francisco hotel operators. UNITE/HERE Local 2 is currently in talks with the multi-employer association over a new labor agreement. The employees of the Asia de Cuba Restaurant are members of UNITE/HERE Local 2 and this concessionaire is considered a joint employer with Clift. Accordingly, if there is any breach of our labor agreement by the concessionaire, Clift would be liable for such breach. Labor agreements with the unions representing the remaining employees at the Clift that are represented by labor unions are set to expire next year. We expect that we will renew those agreements on similar terms and conditions to those that are agreed to by the multi-employer association and UNITE/HERE Local 2.

Government Regulation

Our businesses are subject to numerous laws, including those relating to the preparation and sale of food and beverages, such as health and liquor license laws. Our businesses are also subject to laws governing employees in our hotels in such areas as minimum wage and maximum working hours, overtime, working conditions, hiring and firing employees and work permits. Also, our ability to expand our existing properties may be dependent upon our obtaining necessary building permits or zoning variances from local authorities.

Under the Americans with Disabilities Act, or ADA, all public accommodations are required to meet federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Although significant amounts have been invested to ensure that our hotels comply with ADA requirements, determination that our hotels are not in compliance with the ADA could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants. We believe that we are currently in compliance in all material respects with all statutory and administrative government regulations with respect to our business.

Our hotel properties expose us to possible environmental liabilities, including liabilities related to activities that predated our acquisition or operation of a property. Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up certain hazardous substances released at the property and may be held liable to a governmental entity or to third parties for property damages and for investigation and cleanup costs incurred by such parties in connection with the contamination. Environmental liability can be incurred by a current owner or operator of a property for environmental problems or violations that occurred on a property prior to acquisition or operation. These laws often impose liability whether or not the owner knew of, or was responsible for, the presence of hazardous or toxic substances. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. The presence of contamination or the failure to remediate contamination may adversely affect the owner’s ability to sell or lease real estate or to borrow using the real estate as collateral. The owner or operator of a site may be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the site.

All of our properties have been subject to environmental site assessments, or ESAs, prepared by independent third-party professionals. These ESAs were intended to evaluate the environmental conditions of these properties and included a site visit, a review of certain records and public information concerning the properties, the preparation of a written report and, in some cases, invasive sampling. We obtained the ESAs before we acquired our hotels to help us identify whether we might be responsible for cleanup costs or other environmental liabilities. The ESAs on our properties did not reveal any environmental conditions that are likely to have a material adverse effect on our business, assets, results of operations or liquidity. However, ESAs do not always identify all potential problems or environmental liabilities. Consequently, we may have material environmental liabilities of which we are unaware. Moreover, it is possible that future laws, ordinances or regulations could impose material environmental liabilities, or that the current environmental condition of our properties could be adversely affected by third parties or by the condition of land or operations in the vicinity of our properties. We believe that we are currently in compliance with all applicable environmental regulations in all material aspects.

Trademarks

Our trademark registrations include, without limitation, Morgans®, Agua Baby®, Agua Bath House®, Agua Home®, Blue Door®, Blue Door at Delano and Design®, Clift Hotel®, Delano®, Mondrian®, Skybar®, Skybar and Design®, Royalton®, The Royalton®, The Royalton Hotel®, Sanderson Hotel®, St. Martins® and St. Martins Lane Hotel®. The majority of these trademarks are registered in the United States. Several of these trademarks are also registered in the European Community. We are in the process of registering Morgans Hotel Group™. Our trademarks are very important to the success of our business and we actively enforce, maintain and protect these marks.

Corporate Governance and Internet Address

We emphasize the importance of professional business conduct and ethics through our corporate governance initiatives. Our board of directors consists of a majority of independent directors; the audit, nominating/corporate governance, and compensation committees of our board of directors are composed exclusively of independent directors. We have adopted corporate governance guidelines and a code of business conduct and ethics, which delineate our standards for our officers, directors and employees.

Our internet address is www.morganshotelgroup.com. We make available, free of charge through a link on our site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, if any, as filed with the SEC as soon as reasonably practicable after such filing. Our site also contains our code of business conduct and ethics, code of ethics for senior financial officers, corporate governance guidelines, and the charters of the audit committee, nominating/corporate governance committee and compensation committee of our board of directors.

ITEM 1A.        RISK FACTORS

This section describes risk factors that could have a material adverse effect on our operations and future prospects. The risk factors set forth in this section could cause our actual results to differ significantly from those contained in this Annual Report on Form 10-K. In connection with the forward-looking statements that appear in this Annual Report on Form 10-K, you should carefully review the factors discussed below and the cautionary statements referred to under “ Forward-Looking Statements.”

Risks Related to Our Business

Boutique hotels are a highly competitive segment of the hospitality industry, which is generally subject to greater volatility than other segments of the industry. As a result, if we are unable to compete effectively or an economic slowdown occurs, our business and operations will be adversely affected by declines in our average daily room rates or occupancy.

We compete in the boutique hotel segment of the hospitality industry. This segment is highly competitive, is closely linked to economic conditions and is more susceptible to changes in economic conditions than other segments of the hospitality industry. The boutique hotel segment’s sensitivity to economic conditions is likely to persist for the foreseeable future. Competition within the boutique hotel segment is also likely to increase in the future. Economic downturns will, among other things, lead to a decrease in our revenues and intense competition may lead to a loss of market share by our hotels, and as a result, our business and operations may be adversely affected.

Competitive factors in the hospitality industry include name recognition, quality of service, convenience of location, quality of the property, pricing, and range and quality of food services and amenities offered. Market perception that we no longer provide innovative property concepts and designs would adversely affect our ability to compete effectively. If we are unable to compete effectively, we would lose market share, which could adversely affect our business and operations.

All of our properties are located in areas where there are numerous competitors, many of whom have substantially greater resources than us. In addition, new hotels may be constructed in the areas in which our properties are located, possibly without corresponding increases in demand for hotel rooms. New or existing competitors could offer significantly lower rates or more convenient locations, services or amenities or significantly expand, improve or introduce new service offerings in markets in which our hotels compete, thereby posing a greater competitive threat than at present. The resulting lower revenues to us could adversely affect our business and operations.

The performance of the hospitality industry, and the boutique hotel segment in particular, has traditionally been closely linked with the general economy. Furthermore, the boutique hotel segment is more susceptible to changes in economic conditions than other segments of the hospitality industry. In an economic downturn, boutique hotels such as ours may be more susceptible to a decrease in revenues, as compared to hotels in other segments that have lower room rates. This characteristic may result from the fact that our hotels generally target business and high-end leisure travelers. In periods of economic difficulties, business and high-end leisure travelers may seek to reduce travel costs by limiting travel or otherwise generally reducing the costs of their trips. In periods of weak demand, profitability is negatively affected by the relatively high fixed costs of operating hotels such as ours, when compared to other classes of hotels. If an economic slowdown occurs, this could result in declines in average daily room rates or occupancy or both and thereby have a material adverse effect on our business and operations.

Our success depends on the value of our name, image and brand, and if demand for our hotels and their features decreases or the value of our name, image or brand diminishes, our business and operations would be adversely affected.

Our success depends, to a large extent, on our ability to shape and stimulate consumer tastes and demands by producing and maintaining innovative, attractive, and exciting properties and services, as well as our ability to remain competitive in the areas of design and quality. There can be no assurance that we will be successful in this regard or that we will be able to anticipate and react to changing consumer tastes and demands in a timely manner.

Furthermore, a high media profile is an integral part of our ability to shape and stimulate demand for our hotels with our target customers. A key aspect of our marketing strategy is to focus on attracting media coverage. If we fail to attract that media coverage, we may need to substantially increase our advertising and marketing costs, which would adversely affect our results of operations. In addition, other types of marketing tools, such as traditional advertising and marketing, may not be successful in attracting our target customers.

Our business would be adversely affected if our public image or reputation were to be diminished. Our brand names and trademarks are integral to our marketing efforts. If the value of our name, image or brands were diminished, our business and operations would be adversely affected.

Any failure to protect our trademarks could have a negative impact on the value of our brand names and adversely affect our business.

We believe our trademarks are critical to our success. We rely on trademark laws to protect our proprietary rights. The success of our business depends in part upon our continued ability to use our trademarks to increase brand awareness and further develop our brand in both domestic and international markets. Monitoring the unauthorized use of our intellectual property is difficult. Litigation has been and may continue to be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation of this type could result in substantial costs and diversion of resources, may result in counterclaims or other claims against us and could significantly harm our results of operations. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. From time to time, we apply to have certain trademarks registered. There is no guarantee that such trademark registrations will be granted. We cannot assure that all of the steps we have taken to protect our trademarks in the United States and foreign countries will be adequate to prevent imitation of our trademarks by others. The unauthorized reproduction of our trademarks could diminish the value of our brand and its market acceptance, competitive advantages or goodwill, which could adversely affect our business.

We may have disputes with, or be sued by, third parties for infringement or misappropriation of their proprietary rights, which could have a negative impact on our business.

Other parties may assert trademark, copyright or other intellectual property rights that are important to our business. We cannot assure that others will not seek to block our use of certain marks or seek monetary damages or other remedies for the prior use of our brand names or other intellectual property or the sale of our products or services as a violation of their trademark, copyright or other proprietary rights. Defending any claims, even claims without merit, could divert our management’s attention, be time-consuming, result in costly settlements, litigation or restrictions on our business and damage our reputation.

In addition, there may be prior registrations or use of trademarks in the United States or foreign countries for similar or competing marks or other proprietary rights of which we are not aware. In all such countries it may be possible for any third-party owner of a national trademark registration or other proprietary right to enjoin or limit our expansion into those countries or to seek damages for our use of such intellectual property in such countries. In the event a claim against us were successful and we could not obtain a license to the relevant intellectual property or redesign or rename our products or operations to avoid infringement, our business, financial condition or results of operations could be harmed. Securing registrations does not fully insulate us against intellectual property claims, as another party may have rights superior to our registration or our registration may be vulnerable to attack on various grounds.

Our hotels are geographically concentrated in a limited number of cities and, accordingly, we could be disproportionately harmed by an economic downturn in these cities or a disaster, such as a terrorist attack.

The concentration of our hotels in a limited number of cities exposes us to greater risk to local economic, business and other conditions than more geographically diversified hotel companies. Morgans, Royalton and Hudson, located in Manhattan, represent approximately 43% of our guest rooms and approximately $124.0 million, or 47.6%, of our combined revenues for the year ended December 31, 2005. Like other hotel markets, the Manhattan hotel market has experienced economic slowdowns in the past, including in the late 1980s, early 1990s and the most recent slowdown, which began in October 2000 and was exacerbated by the terrorist attacks of September 11, 2001. A decline in the Manhattan hotel market, in particular, due to a downturn in regional or local economic or business conditions or another terrorist attack or similar disaster would adversely affect occupancy rates and financial performance of our New York hotels and our overall results of operations.

In addition, certain of our hotels are located in markets that are more susceptible to natural disasters than others, which could adversely affect those hotels, the local economies, or both. Specifically, the Miami area, where Delano and Shore Club are located, is susceptible to hurricanes and California, where Mondrian and Clift are located, is susceptible to earthquakes. A variety of factors affecting the local markets in which our hotels operate, including such natural disasters, could have a material adverse affect on our business and operations.

The threat of terrorism has adversely affected the hospitality industry generally and these adverse effects may continue or worsen.

The threat of terrorism has caused, and may in the future cause, a significant decrease in hotel occupancy and average daily room rates due to disruptions in business and leisure travel patterns and concerns about travel safety. The attacks of September 11, 2001 had a dramatic adverse impact on business and leisure travel and RevPAR. Hotels in major metropolitan areas, such as New York and London that represent approximately 56.7% of our guest rooms, were adversely affected due to concerns about travel safety and a significant overall decrease in the amount of air travel, particularly transient business travel, which includes the corporate and premium business segments that generally pay the highest average room rates. The possibility of future attacks may hamper business and leisure travel patterns and, accordingly, the performance of our business and our operations.

We are exposed to the risks of a global market which could hinder our ability to maintain and expand our international operations.

We have properties in the United States and the United Kingdom and may expand to other international markets. The success and profitability of any future international operations are subject to numerous risks and uncertainties, many of which are outside of our control, such as:

•       political or economic instability;

•       changes in governmental regulation;

•       trade restrictions;

•       foreign currency controls;

•       difficulties and costs of staffing and managing operations in certain foreign countries;

•       work stoppages or other changes in labor conditions;

•       taxes;

•       payments terms; and

•       seasonal reductions in business activity in some parts of the world.

Furthermore, changes in policies and/or laws of the United States or foreign governments resulting in, among other things, higher taxation, currency conversion limitations or the expropriation of private enterprises could reduce the anticipated benefits of our international operations. Any actions by countries in which we conduct business to reverse policies that encourage foreign trade could adversely affect our business relationships and gross profit. In addition, we may be restricted in moving or repatriating funds attributable to our international properties without the approval of foreign governmental authorities or courts. For example, because of our historical net losses in our United Kingdom operations, any funds repatriated from the United Kingdom are considered a return of capital and require court approval. These limitations could have a material adverse effect on our business and results of operations.

Establishing operations in any foreign country or region presents risks such as those described above, as well as risks specific to the particular country or region. We may not be able to maintain and expand our international operations successfully, and as a result, our business operations could be adversely affected.

We have incurred substantial losses and have a significant net deficit, and we expect that our net losses will continue and remain substantial for the foreseeable future, which may reduce our ability to raise capital.

We reported net losses of $27.2 million, $23.8 million, $42.5 million, $31.6 million and $30.2 million for the years ended December 31, 2001, 2002, 2003, 2004 and 2005, respectively. Our net losses primarily reflect our high interest expense and depreciation and amortization charges, which we expect will continue to be significant. We believe that our net losses may continue for the foreseeable future. Our continuing net losses may limit our ability to raise needed financing, or to do so on favorable terms.

The hotel business is capital intensive; financing the rising cost of capital improvements and increasing operating expenses could reduce our cash flow and adversely affect our financial performance.

Our hotel properties have an ongoing need for renovations and other capital improvements to remain competitive, including replacement, from time to time, of furniture, fixtures and equipment. To compete effectively, we will need to make capital expenditures to maintain our innovative property concepts and designs. In addition, we will need to make capital expenditures to comply with applicable laws and regulations. For the year ended December 31, 2005, we spent approximately $5.6 million for capital improvements related to our hotels and we expect to undertake more capital improvement projects in the future. We may not be able to fund capital improvements solely from cash provided from our operating activities. If not, we will need to rely upon the availability of debt or equity capital.

In addition, renovations and other capital improvements to our hotels may be expensive and may require us to close all or a portion of the hotels to customers during such renovations, affecting occupancy and ADR. These capital improvements may give rise to the following additional risks, among others:

•       construction cost overruns and delays;

•       uncertainties as to market demand or a loss of market demand after capital improvements have begun;

•       disruption in service and room availability causing reduced demand, occupancy and rates; and

•       possible environmental problems.

As a result, capital improvement projects may increase our expenses and reduce our cash flows and our revenues. If capital expenditures exceed our expectations, this excess would have an adverse effect on our available cash.

We have high fixed costs, including property taxes and insurance costs, which we may be unable to adjust in a timely manner in response to a reduction in revenues. In addition, our property taxes have increased in recent years and we expect those increases to continue.

The costs associated with owning and operating hotels are significant, some of which may not be altered in a timely manner in response to changes in demand for services, and failure to adjust our expenses may adversely affect our business and operations. For example, pursuant to the terms of our agreements with the labor unions for our New York City and San Francisco hotels, we may not unilaterally reduce the wages of the employees subject to these agreements, and are restricted in the manner in which we may layoff or schedule employees.

Property taxes and insurance costs are a significant part of our operating expenses. In recent years, our real property taxes have increased and we expect those increases to continue. Our real property taxes may increase as property tax rates change and as the values of properties are assessed and reassessed by taxing authorities. In addition, our real property tax rates will increase as property tax abatements expire. For example, the property tax abatement applicable to Hudson phases out over a 5-year period beginning in 2008. Our real estate taxes do not depend on our revenues, and generally we could not reduce them other than by disposing of our real estate assets.

Insurance premiums for the hospitality industry have increased significantly since 2002, and continued escalation may result in our inability to obtain adequate insurance at acceptable premium rates. A continuation of this trend would appreciably increase the operating expenses of our hotels. If we do not obtain adequate insurance, to the extent that any of the events not covered by an insurance policy materialize, our financial condition may be materially adversely affected.

In the future, our properties may be subject to increases in real estate and other tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses, which could reduce our cash flow and adversely affect our financial performance. If our revenues decline and we are unable to reduce our expenses in a timely manner, our results of operations could be adversely affected.

Our strategy to acquire and develop or redevelop hotels creates timing, financing, operational and other risks that may adversely affect our business and operations.

We intend to acquire and develop or redevelop hotel properties as suitable opportunities arise. See “Business—Recent Developments” for a discussion of our planned development of Delano Las Vegas and Mondrian Las Vegas through a 50/50 joint venture, our pending acquisition of James Hotel Scottsdale and our recently completed acquisition to expand Delano. The acquisition, development and redevelopment of hotel properties involve a number of risks. We cannot assure you that any development or redevelopment project will be completed on time or within budget. Our inability to complete a project on time or within budget may adversely affect our operating results and financial performance.

Acquisitions, development or redevelopment of hotel properties, including the development of Delano Las Vegas and Mondrian Las Vegas, the renovation of James Hotel Scottsdale and the conversion of the Delano extension to guest rooms and guest facilities, will require significant capital expenditures. We will not be able to fund acquisitions solely from cash provided from our operating activities. Consequently, we will rely upon the availability of debt or equity capital to fund hotel acquisitions and development or redevelopment. Our ability to grow through acquisitions, development or redevelopment of hotels will be limited if we cannot obtain satisfactory debt or equity financing, which will depend on, among other things, market conditions. Neither our charter nor our by-laws limits the amount of debt that we can incur. However, we cannot assure you that we will be able to obtain additional equity or debt financing or that we will be able to obtain such financing on favorable terms.

We may not be able to successfully compete for additional hotel properties.

We may not be successful in identifying or completing acquisitions that are consistent with our strategy. We compete with institutional pension funds, private equity investors, REITs, owner-operators of hotels and others who are engaged in real estate investment activities for the acquisition of hotels, which may or may not have similar investment objectives as we do. In addition, competition for suitable investment properties may increase in the future. Some competitors may have substantially greater financial resources than we do and, as such, will be able to accept more risk than we can prudently manage. These competitors may limit the number of suitable investment opportunities for us by driving up the price we must pay for real property or other assets we seek to acquire. In addition, our potential acquisition targets may find our competitors to be more attractive suitors because they may have greater resources, be willing to pay more, have a more compatible operating philosophy, or better relationships with hotel franchisors, seller or lenders.

Even if we are able to successfully identify and acquire other hotel properties, acquisitions may not yield the returns we expect and, if financed using our equity capital, may be dilutive. We also may incur significant costs and divert management attention in connection with evaluating and negotiating potential acquisitions, including ones that we are subsequently unable to complete. We may underestimate the costs necessary to bring an acquired property up to the standards established for its intended market position or the costs to integrate an acquired hotel property with our existing operations. Significant costs of acquisitions could materially impact our operating results, including costs of uncompleted acquisitions as they would generally be expensed in the time period during which they are incurred.

Integration of new hotels may be difficult and may adversely affect our business and operations.

The success of any acquisition or development project will depend, in part, on our ability to realize the anticipated benefits from integrating acquired hotels with our existing operations. For instance, we may develop or acquire new hotels in geographic areas in which our management may have little or no operating experience and in which potential customers may not be familiar with our existing hotels, name, image or brands. Our recently announced development project for Delano Las Vegas and Mondrian Las Vegas and our acquisition of James Hotel Scottsdale, which we intend to re-brand as Mondrian Scottsdale, are in new cities where we currently do not own hotel properties. These hotels may attract fewer customers than our existing hotels, while at the same time, we may incur substantial additional costs with these new hotel properties. As a result, the results of operations at new hotel properties may be inferior to those of our existing hotels. None of our individual hotel brands is currently used for more than one hotel. Extension of those brands may jeopardize what we believe are the distinct reputations of our existing properties. Unanticipated expenses and insufficient demand at a new hotel property, therefore, could adversely affect our business. Our success in realizing anticipated benefits and the timing of this realization depend upon the successful integration of the operations of the acquired hotel. This integration is a complex, costly and time-consuming process. The difficulties of combining acquired properties with our existing operations include, among others:

•       coordinating sales, distribution and marketing functions;

•       integrating information systems;

•       preserving the important licensing, distribution, marketing, customer, labor, and other relationships of the acquired hotel;

•       costs relating to the opening, operation and promotion of new hotel properties that are substantially greater than those incurred in other areas; and

•       converting hotels to our brand.

We may not accomplish the integration of acquired hotels smoothly or successfully. The diversion of the attention of our management from our existing operations to integration efforts and any difficulties encountered in combining operations could prevent us from realizing the anticipated benefits from the acquisition and could adversely affect our business and operations.

The use of joint ventures, over which we may not have full control, for hotel acquisitions could prevent us from achieving our objectives.

We may acquire, develop or redevelop hotel properties through joint ventures with third parties. Joint venturers often share control over the operation of the joint venture assets.

We have recently entered into a 50/50 joint venture with Boyd Gaming Corporation to develop Delano Las Vegas and Mondrian Las Vegas. Although we will be responsible for the operation and management of Delano Las Vegas and Mondrian Las Vegas under the terms of a management agreement, we do not have a controlling interest in the joint venture and specified major decisions will require joint approval. If agreement is not reached, the parties will continue construction and development in accordance with the then existing plans. Once non-recourse project financing has been obtained, we have agreed to make a contribution to the joint venture in an amount necessary to have our total contribution at such time equal approximately $97.5 million in cash. If the joint venture is unsuccessful in obtaining that financing by June 30, 2008, the joint venture will be dissolved and, although we will not be required to complete our $97.5 million cash contribution, we may not be able to recover between $15.0 million and $17.5 million of contributions for pre-development costs. We are also individually responsible for cost overruns for development costs associated with Delano Las Vegas and Mondrian Las Vegas.

Our joint venture partners might have economic or business objectives that are inconsistent with our objectives. Our joint venture partners could go bankrupt, leaving us liable for their share of joint venture liabilities. Although we generally will seek to maintain sufficient control of any joint venture to permit our objectives to be achieved, we might not be able to take action without the approval of our joint venture partners. Also, our joint venture partners could take actions binding on the joint venture without our consent. Accordingly, the use of joint ventures could prevent us from achieving our objectives.

The terms of our joint venture agreements may limit our business opportunities. For example, our joint venture with Boyd Gaming Corporation to develop Delano Las Vegas and Mondrian Las Vegas prevents us from acquiring, developing, owning or operating any other hotels in Las Vegas until five years after the date when both the Delano Las Vegas and Mondrian Las Vegas are opened to the public.

We have substantial debt, a majority of which is variable rate debt, and we may incur additional indebtedness, which may negatively affect our business and financial results.

As of December 31, 2005, on a pro forma basis, giving effect to the transactions completed in connection with the Formation and Structuring Transactions and our initial public offering and the application of the proceeds thereof, we would have had $447.1 million of outstanding indebtedness. Approximately $365.0 million of our pro forma debt bears interest at a variable rate of which $285.0 million has been effectively capped through interest rate swap transactions to create a maximum fixed rate through June 2010. Increases in interest rates on our existing variable rate indebtedness could increase our interest expense, which could harm our cash flow. Our indebtedness and the covenants applicable to our indebtedness are described under “Management’s Discussion and Analysis of Financial Condition and Result of Operations—Debt”.

Our substantial debt may negatively affect our business and operations, including:

•       requiring us to use a substantial portion of our funds from operations to make required payments on principal and interest, which will reduce funds available for operations and capital expenditures, future business opportunities and other purposes;

•       making us more vulnerable to economic and industry downturns and reducing our flexibility in responding to changing business and economic conditions;

•       limiting our ability to borrow more money for operations, capital or to finance acquisitions in the future; and

•       requiring us to dispose of properties in order to make required payments of interest and principal.

In connection with the Formation and Structuring Transactions, we assumed our operating company’s guarantee of the full $80.0 million principal amount of the MHG Management Company secured term loan facility that is expected to contain financial and operating covenants, including interest coverage and leverage ratios and other limitations on our ability to sell all or substantially all of our assets and engage in mergers, consolidations and certain acquisitions. Failure to meet these covenants could result from, among other things, changes in our results of operations, the incurrence of debt or changes in general economic conditions. These covenants may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders. Failure to comply with any of these covenants could result in a default under one or more of our other debt instruments. This could cause one or more of our lenders to accelerate the timing of payments on their respective indebtedness, which could harm our business and operations.

Some of our existing notes payable contain limitations on our ability to incur additional debt on specific properties, as well as financial covenants relating to the performance of those properties. If these covenants restrict us from engaging in activities that we believe would benefit those properties, our growth may be limited. If we fail to comply with these covenants, we will need to obtain consents or waivers from compliance with these covenants, which may take time or cause us to incur additional expenses, or we may be required to prepay the debt containing the restrictive covenants.

A majority of our debt is secured by first deeds of trust on our properties. If we were to default on our secured debt in the future, the loss of property securing the debt would harm our ability to satisfy other obligations. Using our properties as collateral increases our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure and ultimately our loss of the property that secures any loans for which we are in default. For tax purposes, a foreclosure on any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure but would not receive any cash proceeds. In addition, because of various cross-default provisions in our debt, our default under some of our mortgage debt obligations may result in a default on our other indebtedness. If this occurs, our business and operations would be materially adversely affected.

We also would incur additional debt in connection with any future acquisitions. For example, we are issuing a $10.0 million promissory note to the seller of the property for our Delano extension in connection with that acquisition. We may, in some instances, borrow under our revolving credit facility or borrow other funds to acquire properties. In addition, we may incur further mortgage debt by obtaining loans secured by the properties we acquire.

Our working capital and liquidity reserves may not be adequate to cover all of our cash needs and we may have to obtain additional debt financing. Sufficient financing may not be available or, if available, may not be available on terms acceptable to us. Additional borrowings for working capital purposes will increase our interest expense, and therefore may harm our business and operations.

Our organizational documents do not limit the amount of indebtedness that we may incur. If we increase our leverage, the resulting increase in debt service could adversely affect our ability to make payments on our indebtedness and harm our business and operations.

We anticipate that we will refinance our indebtedness from time to time to repay our debt, and our inability to refinance on favorable terms, or at all, could harm our business and operations.

Since we anticipate that our internally generated cash will be inadequate to repay our indebtedness prior to maturity, we expect that we will be required to repay debt from time to time through refinancings of our indebtedness and/or offerings of equity or debt. The amount of our existing indebtedness may harm our ability to repay our debt through refinancings. If we are unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to sell one or more of our properties on disadvantageous terms, which might result in losses to us. We have placed mortgages on our hotel properties to secure our indebtedness. To the extent we cannot meet our debt service obligations, we risk losing some or all of those properties to foreclosures. If prevailing interest rates or other factors at the time of any refinancing result in higher interest rates on any refinancing, our interest expense would increase, which would harm our business and operations.

Our revolving credit facility contains financial covenants that limit our operations and could lead to adverse consequences if we fail to comply.

Our revolving credit facility contains financial and operating covenants, including interest coverage and leverage ratios and other limitations on our ability to sell all or substantially all of our assets, pay dividends on our common stock and engage in mergers, consolidations and certain acquisitions. Failure to meet these financial covenants could result from, among other things, changes in our results of operations, the incurrence of debt or changes in general economic conditions. These covenants may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders. Failure to comply with any of the covenants could result in a default under one or more of our other debt instruments. This could cause one or more of our lenders to accelerate the timing of payments on their respective indebtedness, which could harm our business and operations.

Our hedging strategies may not be successful in mitigating our risks associated with interest rates.

We use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. When interest rates change, we may be required to record a gain or loss on those derivatives that we currently hold. Our hedging activities may include entering into interest rate swaps, caps and floors and options to purchase these items. We currently use interest rate caps to manage our interest rate risks related to our variable rate indebtedness; however, our actual hedging decisions will be determined in light of the facts and circumstances existing at the time and may differ from our currently anticipated hedging strategy. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses, and such losses could harm our results of operations, financial condition and business prospects.

Our operations are sensitive to currency exchange risks, and we cannot predict the impact of future exchange-rate fluctuations on our business and operating results.

Our operations are sensitive to currency exchange risks. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating results. For example, all else being equal, a weaker U.S. dollar will promote international tourism in our domestic markets. As foreign currencies appreciate against the U.S. dollar it becomes less expensive, in terms of those appreciating foreign currencies, to pay for our U.S. hotel services. Conversely, all else being equal, an appreciating U.S. dollar could affect demand for our U.S. hotel services. We cannot predict the impact of future exchange-rate fluctuations on our business and operations.

Our management has limited experience managing a public company.

Until recently, our management team has operated our business as a privately owned limited liability company and has limited experience managing a publicly owned company. We continue to develop control systems and procedures adequate to support a public company and this transition could place a significant strain on our management systems, infrastructure, overhead and other resources. Given our recent organization and our management’s experience, you will be unable to fully evaluate our management’s public company abilities.

As a result of our initial public offering, we are subject to financial reporting and other requirements for which our accounting, internal audit and other management systems and resources may not be adequately prepared.

As a result of our initial public offering, we became subject to reporting and other obligations under the Securities Exchange Act of 1934, including the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. These reporting and other obligations will place significant demands on our management, administrative, operational, internal audit and accounting resources and will cause us to incur significant expenses that we did not incur as a private company. We anticipate that we will need to upgrade our systems; implement additional financial and management controls, reporting systems and procedures; expand our internal audit function; and hire additional accounting, internal audit and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to achieve and maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.

We are a holding company with no operations.

We are a holding company and conduct all of our operations through our subsidiaries. We do not have, apart from our ownership of Morgans Group LLC, any independent operations. As a result and although we have no current plan to do so, we will rely on dividends and other payments or distributions from Morgans Group LLC and our other subsidiaries to pay dividends on our common stock. We will also rely on dividends and other payments or distributions from Morgans Group LLC and our other subsidiaries to meet our debt service and other obligations. The ability of Morgans Group LLC and our other subsidiaries to pay dividends or make other payments or distributions to us will depend on Morgans Group LLC’s operating results.

In addition, because we are a holding company, claims of our stockholders will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our subsidiaries will be able to satisfy the claims of our stockholders only after all of our and our subsidiaries’ liabilities and obligations have been paid in full.

All of our businesses are held through our direct subsidiary, Morgans Group LLC. After giving effect to our initial public offering, other than with respect to 1,000,000 membership units held by Morgans Hotel Group LLC and membership units issued as part of our employee compensation plans, we own all the outstanding membership units of Morgans Group LLC. We may, in connection with acquisitions or otherwise, issue additional membership units of Morgans Group LLC in the future. Such issuances would reduce our ownership of Morgans Group LLC. Because you do not directly own Morgans Group LLC units, you do not have any voting rights with respect to any such issuances or other corporate level activities of Morgans Group LLC.

We depend on our key personnel for the future success of our business and the loss of one or more of our key personnel could have an adverse effect on our ability to manage our business and implement our growth strategies, or could be negatively perceived in the capital markets.

Our future success and our ability to manage future growth depend, in large part, upon the efforts and continued service of our senior management team who has substantial experience in the hospitality industry. Our President and Chief Executive Officer, W. Edward Scheetz, and our Chairman, David Hamamoto, have been actively involved in the acquisition and ownership of hotel assets and are actively engaged in our management. Messrs. Scheetz and Hamamoto substantially determine our strategic direction, especially with regard to operational, financing, acquisition and disposition activity. The departure of either of them could have a material adverse effect on our business and operations.

It could be difficult for us to find replacements for our key personnel, as competition for such personnel is intense. The loss of services of one or more members of our senior management team could have an adverse effect on our ability to manage our business and implement our growth strategies. Further, such a loss could be negatively perceived in the capital markets, which could reduce the market value of our securities.

The recent departure of our founder and certain members of our development and design teams could have an adverse effect on our ability to manage our business and implement our growth strategies.

On June 24, 2005, Ian Schrager, our then Chairman, President and Chief Executive Officer, resigned. Ian Schrager founded our predecessor company in 1983 and was involved with all aspects of our business. We retained Ian Schrager’s services as a consultant, at our election, through December 31, 2007. None of our agreements with Ian Schrager, however, restrict his ability to compete with us. Certain members of our development and design team who recently departed were closely involved in the acquisition, development and design of our portfolio of hotel properties. We cannot assure you that the loss of Ian Schrager and other employees in our development and design teams will not have an adverse effect on our ability to manage our business and implement our growth strategies.

We depend on Jeffrey Chodorow for the management of our restaurants and certain of our bars.

The restaurants in Morgans, Hudson, Delano, Mondrian, Clift, Sanderson and St. Martins Lane as well as the bars in Delano, Sanderson and St. Martins Lane are owned and managed through several joint venture operations with restaurateur Jeffrey Chodorow pursuant to a master agreement between our subsidiaries and Chodorow Ventures LLC. If any of the risks outlined below materialize, our results of operations may be adversely affected. The joint ventures involve risks not otherwise present in our business, including:

•       the risk that Mr. Chodorow or Chodorow Ventures LLC has economic or other interests or goals that are inconsistent with our interests and goals and that he may not take, or may veto, actions which may be in our best interests;

•       the risk that a joint venture entity or Chodorow Ventures LLC may default on its obligations under the agreement or the leases with our hotels, or not renew those leases when they expire, and therefore we may not continue to receive its services;

•       the risk that disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business;

•       the risk that we may in certain circumstances be liable for the actions of our third party partners or co-venturers; and

•       the risk that Chodorow Ventures LLC may become bankrupt and will be unable to continue to provide services to us.

Because land underlying Sanderson is subject to a ground lease, Clift is leased pursuant to a 99-year lease and a portion of Hudson is the lease of a condominium interest, we are subject to the risk that these leases could be terminated and could cause us to lose the ability to operate these hotels.

Our rights to use the land underlying Sanderson in London are based upon our interest under a long-term ground lease. Our rights to operate Clift in San Francisco are based upon our interest under a 99-year lease. In addition, a portion of Hudson in New York is a condominium interest that is leased to us. Pursuant to the terms of the leases for these hotels, we are required to pay all rent due and comply with all other lessee obligations under the leases. Any transfer, including a pledge, of our interest in a lease may require the consent of the applicable lessor and its lenders. As a result, we may not be able to sell, assign, transfer or convey our lessee’s interest in any hotel subject to a lease in the future absent consent of such third parties even if such transactions may be in the best interest of our stockholders.

The lessor may require us, at the expiration or termination of the lease to surrender or remove any improvements, alterations or additions to the land or hotel at our own expense. The leases also generally require us to restore the premises following a casualty or taking and to apply in a specified manner any proceeds received in connection therewith. We may have to restore the premises if a material casualty, such as a fire or an act of God, occurs; the cost of which may exceed any available insurance proceeds.

The termination of any of these leases could cause us to lose the ability to continue operating these hotels, which would materially affect our business and results of operations.

We are party to numerous contracts and operating agreements, certain of which limit our activities through restrictive covenants or consent rights. Violation of those covenants or failure to receive consents could lead to termination of those contracts or operating agreements.

We are party to numerous contracts and operating agreements, many of which are integral to our business operations. Certain of those contracts and operating agreements, including our joint venture agreements, require that we obtain the consent of the other party or parties before taking certain actions and/or contain restrictive covenants that could affect the manner in which we conduct our business. Our failure to comply with restrictive covenants or failure to obtain consents, including actions by our predecessor prior to our initial public offering, could provide the beneficiaries of those covenants or consents with the right to terminate the relevant contract or operating agreement or seek damages against us. If those claims relate to agreements that are integral to our operations, any termination could have a material adverse effect on our results of operations or financial condition.

We are currently involved in litigation regarding our management of Shore Club. This litigation may harm our business or reputation and defense of this litigation may divert management resources from the operations of our business.

In 2002, we invested in Shore Club and our management company, MHG Management Company, took over management of the property. The management agreement pursuant to which we manage Shore Club expires in 2022.

On January 17, 2006, Phillips South Beach LLC filed a lawsuit in New York state court against MHG Management Company. The lawsuit alleges, among other things, (i) that MHG Management Company engaged in fraudulent or willful misconduct with respect to Shore Club entitling Phillips South Beach LLC to terminate the Shore Club management agreement without the payment of a termination fee to us, (ii) breach of fiduciary duty by MHG Management Company, (iii) tortious interference with business relations by redirecting guests and events from Shore Club to Delano, (iv) misuse of free and complimentary rooms at Shore Club, and (v) misappropriation of confidential business information. The allegations include that we took actions to benefit Delano at the expense of Shore Club, billed Shore Club for expenses that had already been billed by us as part of chain expenses, misused barter agreements to obtain benefits for our employees, and failed to collect certain rent and taxes from retail tenants. The lawsuit also asserts that we falsified or omitted information in monthly management reports related to the alleged actions. Messrs. Schrager, Scheetz and Hamamoto are also named as defendants in the lawsuit.

The remedies sought by Phillips South Beach LLC include (a) termination of the management agreement without the payment of a termination fee to us, (b) recovery of all previously paid management fees, (c) a full accounting of all of the affairs of Shore Club from the inception of the management agreement, (d) at least $5.0 million in compensatory damages and (e) at least $10.0 million in punitive damages and attorneys fees.

We have retained outside counsel and intend to challenge the litigation vigorously. Although we do not expect that the outcome of this litigation will have a material adverse effect on our financial condition, results of operations or liquidity, it may harm our business or reputation and defense of this litigation may divert management resources from the operations of our business.

Risks Related to the Hospitality Industry

In addition to the risks enumerated above, a number of factors, many of which are common to the hospitality industry and beyond our control, could affect our business, including the following:

•       increased threat of terrorism, terrorist events, airline strikes, natural disasters or other factors that may affect travel patterns and reduce the number of business and commercial travelers and tourists and other factors that may not be offset by increased room rates;

•       increased competition from other hotels in our markets;

•       new hotel supply in our markets, which could harm our occupancy levels and revenue at our hotels;

•       dependence on business and commercial travel, leisure travel and tourism;

•       increases in operating costs due to inflation, labor costs (including the impact of unionization), workers’ compensation and health-care related costs, utility costs, insurance and unanticipated costs such as acts of nature and their consequences and other factors that may not be offset by increased room rates;

•       changes in interest rates and in the availability, cost and terms of debt financing;

•       changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•       adverse effects of international market conditions, which may diminish the desire for high-end leisure travel or the need for business travel, as well as national, regional and local economic and market conditions where our hotels operate and where our customers live; and

•       adverse effects of a downturn in the hospitality industry.

These factors could harm our financial condition and results of operations.

Seasonal variations in revenue at our hotels can be expected to cause quarterly fluctuations in our revenues.

The hospitality industry is seasonal in nature. This seasonality can be expected to cause quarterly fluctuations in our revenues. Our revenue is generally highest in the second and fourth quarters. Our quarterly earnings may also be adversely affected by factors outside our control, including weather conditions and poor economic factors. As a result, we may have to enter into short-term borrowings in certain quarters in order to offset these fluctuations in revenues.

The hospitality industry is heavily regulated, including with respect to food and alcohol sales, employee relations, construction and taxation. Failure to comply with regulatory requirements may result in an adverse effect on our business.

Our failure to comply with regulatory requirements may result in an adverse effect on our business. Our various properties are subject to numerous laws, including those relating to the preparation and sale of food and beverages, including alcohol. We are also subject to laws governing our relationship with our employees in such areas as minimum wage and maximum working hours, overtime, working conditions, hiring and firing employees and work permits. Also, our ability to remodel, refurbish or add to our existing properties may be dependent upon our obtaining necessary building permits from local authorities. The failure to obtain any of these permits could adversely affect our ability to increase revenues and net income through capital improvements of our properties. In addition, we are subject to the numerous rules and regulations relating to state and federal taxation. Compliance with these rules and regulations requires significant management attention. Any failure to comply with all such rules and regulations could subject us to fines or audits by the applicable taxation authority.

The illiquidity of real estate investments and the lack of alternative uses of hotel properties could significantly limit our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

Because real estate investments are relatively illiquid, our ability to promptly sell one or more of our properties in response to changing economic, financial and investment conditions is limited. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.

Although we evaluate alternative uses throughout our portfolio, including residential conversion and other opportunities, hotel properties may not readily be converted to alternative uses. The conversion of a hotel to alternative uses would also generally require substantial capital expenditures and may not provide a more profitable return than the use of the hotel property prior to that conversion.

We may be required to expend funds to correct defects or to make improvements before a property can be sold. We may not have funds available to correct those defects or to make those improvements and as a result our ability to sell the property would be limited. In acquiring a hotel, we may agree to lock-out provisions that materially restrict us from selling that hotel for a period of time or impose other restrictions on us. These factors and any others that would impede our ability to respond to adverse changes in the performance of our properties could significantly harm our financial condition and results of operations.

Uninsured and underinsured losses could adversely affect our financial condition and results of operations.

We are responsible for insuring our hotel properties as well as for obtaining the appropriate insurance coverage to reasonably protect our interests in the ordinary course of business. Additionally, each of our leases and loans typically specifies that comprehensive insurance be maintained on each of our hotel properties, including liability, fire and extended coverage. There are certain types of losses, generally of a catastrophic nature, such as earthquakes and floods or terrorist acts, which may be uninsurable or not economically insurable, or may be subject to insurance coverage limitations, such as large deductibles or co-payments. We will use our discretion in determining amounts, coverage limits, deductibility provisions of insurance and the appropriateness of self-insuring, with a view to maintaining appropriate insurance coverage on our investments at a reasonable cost and on suitable terms. Uninsured and underinsured losses could harm our financial condition and results of operations. We could incur liabilities resulting from loss or injury to our hotels or to persons at our hotels. Claims, whether or not they have merit, could harm the reputation of a hotel or cause us to incur expenses to the extent of insurance deductibles or losses in excess of policy limitations, which could harm our results of operations.

In the event of a catastrophic loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. In the event of a significant loss, our deductible may be high and we may be required to pay for all such repairs and, as a consequence, it could materially adversely affect our financial condition. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property.

Since September 11, 2001, it has generally become more difficult and expensive to obtain property and casualty insurance, including coverage for terrorism. When our current insurance policies expire, we may encounter difficulty in obtaining or renewing property or casualty insurance on our properties at the same levels of coverage and under similar terms. Such insurance may be more limited and for some catastrophic risks (e.g., earthquake, hurricane, flood and terrorism) may not be generally available at current levels. Even if we are able to renew our policies or to obtain new policies at levels and with limitations consistent with our current policies, we cannot be sure that we will be able to obtain such insurance at premium rates that are commercially reasonable. If we were unable to obtain adequate insurance on our properties for certain risks, it could cause us to be in default under specific covenants on certain of our indebtedness or other contractual commitments that require us to maintain adequate insurance on our properties to protect against the risk of loss. If this were to occur, or if we were unable to obtain adequate insurance and our properties experienced damage which would otherwise have been covered by insurance, it could materially adversely affect our financial condition and the operations of our properties.

In addition, insurance coverage for our hotel properties and for casualty losses does not customarily cover damages that are characterized as punitive or similar damages. As a result, any claims or legal proceedings, or settlement of any such claims or legal proceedings that result in damages that are characterized as punitive or similar damages may not be covered by our insurance. If these types of damages are substantial, our financial resources may be adversely affected.

Environmental and other governmental laws and regulations could increase our compliance costs and liabilities and adversely affect our financial condition and results of operations.

Our hotel properties are subject to various Federal, state and local laws relating to the environment, fire and safety and access and use by disabled persons. Under these laws, courts and government agencies have the authority to require us, if we are the owner of a contaminated property, to clean up the property, even if we did not know of or were not responsible for the contamination. These laws also apply to persons who owned a property at the time it became contaminated. In addition to the costs of cleanup, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property. Under such environmental laws, courts and government agencies also have the authority to require that a person who sent waste to a waste disposal facility, such as a landfill or an incinerator, to pay for the clean-up of that facility if it becomes contaminated and threatens human health or the environment.

Furthermore, various court decisions have established that third parties may recover damages for injury caused by property contamination. For instance, a person exposed to asbestos while staying in or working at a hotel may seek to recover damages for injuries suffered. Additionally, some of these environmental laws restrict the use of a property or place conditions on various activities. For example, some laws require a business using chemicals (such as swimming pool chemicals at a hotel) to manage them carefully and to notify local officials that the chemicals are being used.

We could be responsible for the types of costs discussed above. The costs to clean up a contaminated property, to defend against a claim, or to comply with environmental laws could be material and could reduce the funds available for distribution to our stockholders. Future laws or regulations may impose material environmental liabilities on us, or the current environmental condition of our hotel properties may be affected by the condition of the properties in the vicinity of our hotels (such as the presence of leaking underground storage tanks) or by third parties unrelated to us.

Our hotel properties are also subject to the Americans with Disabilities Act of 1990, or the ADA. Under the ADA, all public accommodations must meet various Federal requirements related to access and use by disabled persons. Compliance with the ADA’s requirements could require removal of access barriers and non-compliance could result in the U.S. government imposing fines or in private litigants’ winning damages. If we are required to make substantial modifications to our hotels, whether to comply with the ADA or other changes in governmental rules and regulations, our financial condition and results of operations could be harmed. In addition, we are required to operate our hotel properties and laundry facilities in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and become applicable to our properties.

Our hotels may be faced with labor disputes or, upon expiration of the collective bargaining agreement, a strike, which would adversely affect the operation of our hotels.

We rely heavily on our employees providing high-quality personal service at our hotels and any labor dispute or stoppage caused by poor relations with a labor union or the hotels’ employees could adversely affect our ability to provide those services, which could reduce occupancy and room revenue, tarnish our reputation and hurt our results of operations. Most of our employees who work at Morgans, Royalton, Hudson and Clift are members of local labor unions. Our relationship with our employees or the union could deteriorate due to disputes relating to, among other things, wage or benefit levels or management responses to various economic and industry conditions. The collective bargaining agreement governing the terms of employment for employees working in our New York hotels is due to expire on June 30, 2006, and, although we have agreed to adopt any successor agreement and the union has agreed not to strike our hotels at the current agreement’s expiration, if the agreement is terminated the union could engage in a strike or picketing against our New York hotels. Major San Francisco hotels are currently involved in a labor dispute with unions representing their employees. While to date that labor dispute has not involved Clift, the union could engage in a strike or picketing against San Francisco hotels including Clift especially if the dispute is not resolved.

Risks Related to Our Organization and Structure

We may experience conflicts of interest with significant stockholders and those stockholders may also exercise significant influence over our affairs.

Our two largest stockholders, NorthStar Capital Investment Corp., which we refer to as NCIC, and RSA Associates, L.P., which we refer to as RSA Associates, beneficially own approximately 30.3% and 6.9%, respectively, of the outstanding shares of our common stock. We may experience conflicts of interest in connection with competition with NCIC and its affiliates and RSA Associates over the acquisition or disposition of hotel properties.

Our President and Chief Executive Officer, W. Edward Scheetz, and our Chairman, David Hamamoto, are the Co-Chief Executive Officers of NCIC. In addition, Mr. Hamamoto is the President and Chief Executive Officer of Northstar Realty Finance Corp., an affiliate of Northstar. We expect that Mr. Scheetz will devote substantially all of his business time to the performance of his duties as our President and Chief Executive Officer and to be subject to a non-competition agreement and Mr. Hamamoto, as our Chairman, will devote an amount of time customary for the performance of his duties as Chairman. Messrs. Scheetz and Hamamoto’s management obligations to NCIC and its affiliates may present them with conflicts of interest in making decisions and their time spent managing NCIC will reduce the time and effort they each spend managing us. Under Delaware corporate law, our officers and directors owe fiduciary duties to us and our stockholders. However, we have not instituted a formal plan or arrangement to address potential conflicts of interest that may arise among us, NCIC, RSA Associates and their respective affiliates.

Some of our officers may also serve as directors or officers of NCIC and RSA Associates and may have conflicts of interest because they may own equity interests in NCIC, RSA Associates or their respective affiliates, or they may receive cash- or equity-based awards based on the performance of NCIC, RSA Associates or their respective affiliates, as the case may be.

In addition, the shares of common stock owned by NCIC and RSA Associates constitute a significant portion of the votes needed to approve matters required to be submitted to our stockholders for approval, including decisions relating to the election of our board of directors, and the determination of our day-to-day corporate and management policies. The ownership interest in our company of our significant stockholders may discourage third parties from seeking to acquire control of our company which may adversely affect the market price of our common stock.

If a third-party acquires all or a controlling interest in NCIC, RSA Associates or their respective affiliates, that third-party may be able to significantly influence us in the same manner that NCIC and RSA Associates are able to significantly influence us.

We may experience conflicts of interest with certain of our directors and officers and significant stockholders as a result of their tax positions.

Messrs. Scheetz and Hamamoto and Marc Gordon, our Chief Investment Officer and Executive Vice President of Capital Markets, may suffer adverse tax consequences upon our sale of certain properties and may therefore have different objectives regarding the appropriate pricing and timing of a particular property’s sale. At the completion of our initial public offering, Morgans Hotel Group LLC guaranteed approximately $225.0 million of the indebtedness of subsidiaries of Morgans Group LLC and W. Edward Scheetz, David Hamamoto and Marc Gordon agreed to reimburse Morgans Hotel Group LLC for up to $98.3 million, $98.3 million and $7.0 million of its guarantee obligation, respectively. These guarantees and reimbursement undertakings were provided so that Messrs. Scheetz, Hamamoto and Gordon did  not realize taxable capital gains in connection with the Formation and Structuring Transactions in the amount that each has agreed to reimburse. The guarantees and reimbursement undertakings are for a fixed term and are renewable at the option of the provider. Messrs. Scheetz, Hamamoto and Gordon may influence us to not sell or refinance certain properties, even if such sale or refinancing might be financially advantageous to our stockholders, in order for them to avoid realizing built-in gains that would be incurred once they ceased to agree to reimburse Morgans Hotel Group LLC for its guarantee of portions of our debt. Alternatively, to avoid realizing such built-in gains they may have to agree to additional reimbursements or guarantees involving additional financial risk.

In addition, Messrs. Scheetz, Hamamoto and Gordon may be subject to tax on a disproportionately large amount of the built-in gain that would be realized upon the sale of certain properties. Messrs. Scheetz, Hamamoto and Gordon may therefore influence us to not sell certain properties, even if such sale might be financially advantageous to our stockholders, or to enter into tax deferred exchanges with the proceeds of such sales when such a reinvestment might not otherwise be in our best interest, as they may wish to avoid realization of their share of the built-in gains in those properties.

Our basis in the hotels contributed to us is generally substantially less than their fair market value which will decrease the amount of our depreciation deductions and increase the amount of recognized gain upon sale.

Our hotels were contributed to us in tax-free transactions. Accordingly, our basis in the assets contributed was not adjusted in connection with our initial public offering and is generally substantially less than the fair market value of the contributed hotels as of the date of our initial public offering. We also intend to generally use the “traditional” method for making allocations under Section 704(c) of the Internal Revenue Code as opposed to the “curative” or “remedial” method for making such allocations. Consequently, (i) our depreciation deductions with respect to our hotels will likely be substantially less than the depreciation deductions that would have been available to us had our tax basis been equal to the fair market value of the hotels as of the date of our initial public offering and (ii) we may recognize gain upon the sale of an asset that is attributable to appreciation in the value of the asset that accrued prior to the date of our initial public offering.

Upon an indirect transfer of an interest in our three New York City hotels as a result of subsequent sales of our common stock by NCIC or RSA Associates, we may be obligated to pay New York City and New York State transfer tax based on the value of our three New York hotels.

Upon a transfer of a controlling interest in our three New York City hotels, New York City and New York State assess a real property transfer tax that aggregates approximately 3% of the fair market value of those hotels. Under the applicable regulations, subject to certain exceptions, a transfer of a 50% or greater interest in our company, either as a result of our initial public offering or as a result of our initial public offering aggregated with sales by NCIC or RSA Associates, would constitute a sale of a controlling interest in our New York City hotels, giving rise to a tax on the aggregate percentage interest transferred. We have agreed with NCIC and RSA Associates to pay any transfer tax resulting from sales of our common stock by them.

In connection with our initial public offering , there was a transfer of a controlling interest in our company that resulted in a transfer tax payable by us to New York City and New York State based on the aggregate interest transferred and the fair market value of our New York City hotels at the time of our initial public offering. In addition, if NCIC and RSA Associates subsequently transfer an interest in our company in a transaction that the applicable rules aggregate with our initial public offering, an additional transfer tax would be payable by us to New York City and New York State based on the aggregate interest subsequently transferred and the fair market value of our New York City hotels at the time of the transfer.

Non-U.S. holders owning more than 5% of our common stock may be subject to U.S. federal income tax on gain recognized on the disposition of our common stock.

Because of our significant U.S. real estate holdings, we believe that we are a “United States real property holding corporation” as defined under Section 897 of the Internal Revenue Code. As a result, any “non-U.S. holder” (as defined under “Material U.S. Federal Income Tax Considerations for Non-U.S. Holders”) will be subject to U.S. federal income tax on gain recognized on a disposition of our common stock if such non-U.S. holder has held, directly or indirectly, 5% of our common stock at any time during the five-year period ending on the date of the disposition and such non-U.S. holder is not eligible for any treaty exemption.

Risks Relating to Our Common Stock

An exemption from the registration requirements of the Securities Act may not be available in the Formation and Structuring Transactions, which may give rise to rights of rescission.

The offering and issuance of membership units in Morgans Group LLC and shares of our common stock in the Formation and Structuring Transactions was structured as a private placement transaction exempt from the registration requirements of the Securities Act pursuant to the exemption afforded by Section 4(2) thereof and/or Regulation D promulgated thereunder.

Under federal securities laws as interpreted by the Securities and Exchange Commission, an exemption from the registration requirements of the Securities Act may not be available for an otherwise valid private placement if that private placement is determined to be “integrated” with a registered public offering. Generally, a valid private placement will not be “integrated” with a registered public offering if the investors in the private placement have completed their investment decision with regard to the private placement before the initial filing of the registration statement for the registered offering and the definitive investment agreement executed prior to the initial filing of the registration statement is complete and encompasses all material terms.

Because the Formation and Structuring Agreement, which is filed as an exhibit to this Annual Report on Form 10-K, did not specify the number of Morgans Group LLC membership units or shares of our common stock to be received by the parties to the Formation and Structuring Agreement, a question may arise under federal securities laws as to whether the investment decisions by those persons made prior to the initial filing of our registration statement were sufficiently definitive. If the investment decisions were not sufficiently definitive, a private placement exemption may not be available for the private placement made as part of the Formation and Structuring Transactions.

Federal securities laws provide for a one-year rescission right for investors who purchase securities in an unregistered transaction for which the private offering or another exemption was not available. An investor successfully asserting a rescission right during the one-year time period has the right to require the issuer to repurchase the securities issued to the investor at the price paid by the investor for the securities. The aggregate value, based on the initial public offering price for our common stock, of all of the membership units of Morgans Group LLC and shares of common stock issued in the Formation and Structuring Transactions is approximately $390 million.

In addition, we expect to avoid any possible liability or repurchase obligation arising out of the private placement of the shares of our common stock and membership units of Morgans Group LLC because each party to the Formation and Structuring Agreement agreed that such party (i) waives and releases any claim against us and Morgans Group LLC arising out of or based on any aspect of the Formation and Structuring Transactions being not exempt from registration under federal or state securities laws, (ii) will not, under any circumstances, exercise any right of rescission arising out of the Formation and Structuring

Transactions, and (iii) will contribute to Morgans Group LLC any proceeds received by such party as a result of any rescission action arising out of the Formation and Structuring Transactions. There is, however, a risk that the agreements and waivers described above may not be enforceable.

If a significant number of shares of our common stock are sold into the market, the market price of our common stock could significantly decline, even if our business is doing well.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and could materially impair our future ability to raise capital through offerings of our common stock. Subject to certain extensions, beginning on August 13, 2006, our directors and executive officers, NCIC and RSA Associates will be able to sell an aggregate total of 13,994,000 shares of our common stock, subject to significant restrictions.

Upon the consummation of our initial public offering, we entered into registration rights agreements, under which NorthStar’s partners or RSA Associates will have the right to cause us to file a registration statement under the Securities Act covering the resale of any shares of our common stock beneficially owned by NorthStar’s partners or RSA Associates any time after August 17, 2006. These shares represent approximately 46.6% of our outstanding common stock.

Finally, 3,500,000 shares of our common stock are issuable pursuant to our 2006 Omnibus Stock Incentive Plan and our Annual Bonus Plan. Sales of shares issued under our stock incentive plan and our annual bonus plan, or the perception that these sales could occur, could adversely affect the market price of our common stock.

Provisions in our charter documents and Delaware law could discourage potential acquisition proposals, could delay, deter or prevent a change in control and could limit the price certain investors might be willing to pay for our stock.

Certain provisions of our certificate of incorporation and by-laws may inhibit changes in control of our company not approved by our board of directors or changes in the composition of our board of directors, which could result in the entrenchment of current management. These provisions include:

•       a prohibition on stockholder action through written consents;

•       a requirement that special meetings of stockholders be called by the board of directors;

•       advance notice requirements for stockholder proposals and director nominations;

•       limitations on the ability of stockholders to amend, alter or repeal the by-laws; and

•       the authority of the board of directors to issue, without stockholder approval, preferred stock with such terms as the board of directors may determine and additional shares of our common stock.

We will also be afforded the protections of Section 203 of the Delaware General Corporation Law, which would prevent us from engaging in a business combination with a person who becomes a 15% or greater stockholder for a period of three years from the date such person acquired such status unless certain board or stockholder approvals were obtained. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock. See “Description of Capital Stock”.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2                   PROPERTIES

Summary of Our Hotel Properties

Set forth below is a summary of certain information related to our hotel properties as of December 31, 2005, giving effect to the Formation and Structuring Transactions.

					Twelve Months
		Year	Interest	Number	Ended December 31, 2005			Restaurants
Hotel	City	Opened	Owned	of Rooms	ADR(1)	Occupancy(2)	RevPAR(3)	and Bars(4)
Morgans	New York	1984	100%	113	295	83.4%	246	Asia de Cuba Morgans Bar
Royalton	New York	1988	100%	169	316	86.2%	272	44 Lobby Bar Round Bar Library Table
Hudson	New York	2000	(5)	804 (5)	247	85.3%	211	Hudson Cafeteria Hudson Bar Private Park Library Bar Sky Terrace
Delano	Miami	1995	100%	194	474	72.1%	342	Blue Door Blue Sea Rose Bar
Mondrian	Los Angeles	1996	100%	237	301	79.5%	239	Asia de Cuba Seabar Skybar
Clift	San Francisco	2001	(6)	363	221	68.7%	152	Asia de Cuba Redwood Room Living Room
St. Martins Lane	London	1999	50%	204	359	73.6%	264	Asia de Cuba Light Bar Rum Bar
Sanderson	London	2000	50%	150	438	69.6%	305	Spoon Long Bar Purple Bar
Shore Club	Miami	2001	7%	307	349	63.6%	222	Nobu Ago Skybar Redroom Rumbar Sandbar
Total/Weighted Average				2,541	$302	76.9%	$232

(1)              Average daily rate, or ADR.

(2)              Average daily occupancy.

(3)              Revenue per available room, or RevPAR, is the product of ADR and average daily occupancy. RevPAR does not include food and beverage revenues or other hotel operations revenues such as telephone, parking and other guest services.

(4)              We operate the restaurants in Morgans, Hudson, Delano, Mondrian, Clift, Sanderson and St. Martins Lane as well as the bars in Delano, Sanderson and St. Martins Lane through a joint venture arrangement with Chodorow Ventures LLC in which we own a 50% ownership interest. See “Related Party Transactions—Joint Venture Agreements”.

(5)              We own 100% of Hudson, which is part of a property that is structured as a condominium, in which Hudson constitutes 96% of the square footage of the entire building. Hudson has a total of 920 rooms, including 116 single room occupancies (SROs), of which 21 are vacant. SROs are single room dwelling units. Each SRO is for occupancy by a single eligible individual. The unit need not, but may, contain food preparation or sanitary facilities, or both. SROs remain from the prior ownership of the building and we are by statute required to maintain these long-term tenants, unless we get their consent, as long as they pay us their rent.

(6)              Clift is operated under a long-term lease, which is accounted for as a financing.

(7)              The currency translation is based on an exchange rate of 1 British pound = 1.82 U.S. dollars, which is an average monthly exchange rate provided by www.oanda.com for the last twelve months ending December 31, 2005.

Our Hotel Properties

We own or partially own and manage a portfolio of nine luxury hotel properties in gateway cities and select resort markets in the United States and Europe. Each of our hotels is positioned in its respective market as a gathering place or destination hotel offering outstanding personalized service with renowned restaurants and bars.

The chart below summarizes certain information relating to our six Owned Hotels in New York, Miami, Los Angeles and San Francisco for the year ended December 31, 2005:

Location	Delano Miami	Royalton New York	Mondrian Los Angeles	Morgans New York	Hudson New York	Clift San Francisco
Year Opened	1995	1988	1996	1984	2000	2001
Total Rooms	194	169	237	113	804 (1)	363
Ownership	100%	100%	100%	100%	100%	(2)
Restaurants & Bars	3	2	3	2	4	3
Occupancy	72.1%	86.2%	79.5%	83.4%	85.3%	68.7%
ADR	$474	$316	$301	$295	$247	$221
RevPAR	$342	$272	$239	$246	$211	$152
RevPAR Change(3)	9.2%	18.4%	14.2%	18.4%	25.0%	8.0%
Total Revenue (000’s)	$49,546	$21,963	$43,056	$21,526	$80,548	$34,231
Depreciation (000’s)	$3,272	$2,097	$2,238	$1,485	$9,415	$7,246
Operating Income (Loss) (000’s)(4)	$15,877	$4,595	$14,925	$4,398	$24,756	$(2,616)

(1)             We own 100% of Hudson, which is part of a property that is structured as a condominium, in which Hudson constitutes 96% of the square footage of the entire building. Hudson has a total of 920 rooms, including 116 single room occupancies (SROs), of which 21 are vacant. SROs are single room dwelling units. Each SRO is for occupancy by a single eligible individual. The unit need not, but may, contain food preparation or sanitary facilities, or both. SROs remain from the prior ownership of the building and we are by statute required to maintain these long-term tenants, unless we get their consent, as long as they pay us their rent.

(2)             Clift is operated under a long-term lease, which is accounted for as a financing.

(3)             The RevPAR change is provided as a comparison of the year ended December 31, 2005 versus the year ended December 31, 2004.

(4)             Operating Income for each hotel represents property level operating income and does not include allocations or charges for corporate expenses.

The chart below summarizes certain information relating to our three Joint Venture Hotels in London and Miami for the year ended December 31, 2005:

Location	Sanderson London(1)	Shore Club Miami	St. Martins Lane London(1)
Year Opened	2000	2001	1999
Total Rooms	150	307	204
Ownership	50%	7%	50%
Restaurants & Bars	3	3	3
Occupancy	69.6%	63.6%	73.6%
ADR	$438	$349	$359
RevPAR	$305	$222	$264
RevPAR Change(2)	1.7%	10.3%	0.2%
Total Revenue (000’s)	$33,366	$39,726	$40,059
Depreciation (000’s)	$5,587	$8,824	$5,325
Operating Income (Loss) (000’s)(3)	$957	$2,004	$5,594

(1)          The currency translation is based on an exchange rate 1 British pound = 1.82 U.S. dollars, which is an average monthly exchange rate provided by www.oanda.com for the last twelve months ending December 31, 2005.

(2)          The RevPAR change is provided as a comparison of the year ended December 31, 2005 versus the year ended December 31, 2004.

(3)          Operating Income for each hotel is after a deduction of approximately 4.5% of revenues for Shore Club and 4.0% of revenues for Sanderson and St. Martins Lane for management fees and 2.5% of revenues for chain services. We operate each hotel under management agreements. See “Related Party Transactions—Burford Hotels Limited Joint Venture” for a description of the management agreement for the two London hotels and “—Ownership and Management of Shore Club” for a description of the management agreement for Shore Club.

Individual Property Information

Each of our hotel properties reflects the strength of our operating platform and our ability to create branded destination hotels. The tables below reflect the results of operations of our individual properties before any third-party ownership interests in the hotels or restaurants.

Morgans

Overview

Opened in 1984, Morgans was the first Morgans Group hotel. It was named after the nearby Morgan Library located on Madison Avenue on the site of the former home of J. Pierpont Morgan. Morgans has 113 rooms, including 29 suites, and is situated in midtown Manhattan’s fashionable East Side, offering guests a residential neighborhood within midtown Manhattan and walking distance of the midtown business district, Fifth Avenue shopping and Times Square. Conceived by French designer Andrée Putman, Morgans is a quietly sophisticated hotel offering an intimate, friendly, home-away-from-home atmosphere. Morgans features Asia de Cuba restaurant, Morgans Bar, Living Room, and the Penthouse, a duplex that is also used for special functions.

Property highlights include:

Location	• 237 Madison Avenue, New York, NY
Guest Rooms	• 113, including 29 suites
Food and Beverage	• Asia de Cuba Restaurant with seating for 175
• Morgans Bar with capacity for 75
Meetings Space	• Multi-service meeting facility consisting of one suite with capacity for 150
Other Amenities	• Living Room—a guest lounge that includes televisions, computers and books in one of the suites
• 24-hour concierge service

We are currently planning to undertake a renovation project at Morgans to upgrade furniture, fixtures and equipment, including technology upgrades.

We own a fee simple interest in Morgans. The hotel is subject to mortgage as more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Debt”.

Selected Financial and Operating Information

The following table shows selected financial and operating information for Morgans:

	2005	2004	2003	2002	2001
Selected Operating Information:
Occupancy	83.4%	82.0%	70.5%	71.0%	68.5%
ADR	$295	$254	$230	$230	$231
RevPAR	$246	$208	$162	$163	$159
Selected Financial Information (in thousands):
Room Revenue	$10,161	$8,605	$6,693	$6,724	$6,537
Total Revenue	21,526	19,882	18,086	18,923	19,212
Depreciation	1,485	1,909	2,025	2,268	1,936
Operating Income	4,398	3,122	2,074	2,452	3,248

Royalton

Overview

Opened in 1988, Royalton is located in the heart of midtown Manhattan, steps away from Times Square, Fifth Avenue shopping and the Broadway Theater District. Royalton has 169 rooms and suites, 37 of which feature working fireplaces. Designed by Philippe Starck, the hotel is widely regarded for its distinctive lobby which spans a full city block and rooms that are reminiscent of a posh stateroom on a luxury steamship liner. Royalton features 44 Restaurant, Lobby Bar, Round Bar and the Library Table (both of which are available for meetings and special events), and three penthouses with terraces offering views of midtown Manhattan.

Property highlights include:

Location	• 44 West 44th Street, New York, NY
Guest Rooms	• 169, including 27 suites
Food and Beverage	• “44” Restaurant with seating for 200
• Lobby Bar with capacity for 250
• Round Bar with capacity for 23
• Library Table with seating for 10
Meetings Space	• Multi-service meeting facilities consisting of three suites with total capacity for 150
Other Amenities	• 37 working fireplaces and 5 foot round tubs in 41 guest rooms
• 24-hour concierge service

We are currently planning to undertake a renovation and expansion project at Royalton, including rooms and lobby renovations, technology upgrades and the addition of a new restaurant and bar.

We own a fee simple interest in Royalton. The hotel is subject to mortgage as more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Debt”.

Selected Financial and Operating Information

The following table shows selected financial and operating information for Royalton:

	Year Ended December 31,
	2005	2004	2003	2002	2001
Selected Operating Information:
Occupancy	86.2%	82.3%	70.6%	72.0%	70.6%
ADR	$316	$280	$266	$268	$279
RevPAR	$272	$230	$188	$193	$197
Selected Financial Information (in thousands):
Room Revenue	$16,793	$14,149	$11,543	$11,913	$12,136
Total Revenue	21,963	19,341	16,950	18,222	19,824
Depreciation	2,097	1,968	2,346	2,550	2,880
Operating Income	4,595	2,636	1,593	2,186	2,955

Hudson

Overview

Opened in 2000, Hudson is our newest and largest New York City hotel, with 804 guest rooms and suites, including two ultra-luxurious accommodations—a 3,355 square foot penthouse with a landscaped terrace and an apartment with a 2,500 square foot tented terrace. Hudson occupies the former clubhouse of the American Women’s Association, which was originally constructed in 1929 by J.P. Morgan’s daughter. The hotel, which is only a few blocks away from Columbus Circle, Time Warner Center and Central Park, was designed by Philippe Starck to offer guests affordable luxury and style. Hudson’s notable design includes a 40-foot high ivy-covered lobby and a lobby ceiling fresco by renowned artist Francesco Clemente. The hotel’s food and beverage offerings include Private Park, a restaurant and bar in the indoor/outdoor lobby garden, Hudson Cafeteria restaurant, Hudson Bar and the Library bar and Sky Terrace, a private landscaped terrace on the 15th floor.

Property highlights include:

Location	• 356 West 58th Street, New York, NY
Guest Rooms	• 804, including 43 suites
Food and Beverage	• Hudson Cafeteria restaurant with seating for 200
• Hudson Bar with capacity for 334
• Library Bar with capacity for 170
Meeting Space	• Multi-service meeting facilities, consisting of three executive boardrooms, two suites and other facilities, with total capacity for 1,260
Other Amenities	• 24-hour concierge service and business center
• Indoor/outdoor private park
• Library with antique billiard tables and books
• Sky Terrace, a private landscaped terrace and solarium
• Fitness center

We are currently exploring alternatives for an expansion project at Hudson, including the possibility of building out approximately 27,000 square feet of the basement to be used as a banquet facility and/or a gym.

We own 100% of Hudson, which is part of a property that is structured as a condominium, in which Hudson constitutes 96% of the square footage of the entire building. Hudson has a total of 920 rooms, including 116 single room occupancies (SROs), of which 21 are vacant. SROs are single room dwelling units. Each SRO is for occupancy by a single eligible individual. The unit need not, but may, contain food preparation or sanitary facilities, or both. SROs remain from the prior ownership of the building and we are by statute required to maintain these long-term tenants, unless we get their consent, as long as they pay us their rent. The hotel is subject to mortgage as more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Debt”.

Since 2000, we have leased our interests in Hudson to Hudson Leaseco LLC, an entity in which we own a 0.1% membership interest, under a 35-year lease. The remaining 99.9% membership interest is owned by Chevron TCI, Inc. The lease to Hudson Leaseco allowed for the pass-through of tax credits to Chevron TCI, which used the tax credits on a current basis. Hudson Leaseco pays us an annual rent, which approximates the annual cash flow of Hudson less a payment of approximately $0.3 million to Chevron TCI. Chevron TCI has the right to put its interest in Hudson Leaseco to us in early 2006, for approximately $2.8 million, and if Chevron TCI does not exercise that right, we have the right to call Chevron TCI’s interest in Hudson Leaseco at a price equal to an appraised value. Because we receive the majority of the cash flow under the lease, Hudson Leaseco is consolidated for accounting purposes. See note 5 of the Notes to the Combined Financial Statements.

Selected Financial and Operating Information

The following table shows selected financial and operating information for Hudson:

	Year Ended December 31,
	2005	2004	2003	2002	2001
Selected Operating Information:
Occupancy	85.3%	80.0%	73.0%	72.1%	70.9%
ADR	$247	$211	$187	$180	$190
RevPAR	$211	$168	$136	$130	$135
Selected Financial Information (in thousands):
Room Revenue	$61,673	$49,431	$39,833	$38,618	$40,520
Total Revenue	80,548	67,965	58,520	59,242	61,811
Depreciation	9,415	10,185	9,950	9,753	9,771
Operating Income (Loss)	24,756	14,644	10,219	12,741	13,903

Delano

Overview

Opened in 1995, Delano has 194 guest rooms, suites and lofts and is located in the heart of Miami Beach’s fashionable South Beach Art Deco district. Designed by Philippe Starck from a 1947 landmark hotel, Delano is noted for its simple white Art Deco decor and features an “indoor/outdoor” lobby, the Water Salon and Orchard (which is Delano’s landscaped orchard and 100-foot long pool) and beach facilities. The hotel’s accommodations also include 8 poolside bungalows and a penthouse and apartment located on its top two floors. Delano’s restaurant and bar offerings include Blue Door and Blue Sea restaurants, a poolside bistro and the Rose Bar. The hotel also features Agua Bathhouse Spa, a full-service rooftop spa facility, and the David Barton Gym.

Property highlights include:

Location	• 1685 Collins Avenue, Miami Beach, FL

Guest Rooms	• 194, including 11 suites, 5 lofts and 8 poolside bungalows and 9 cabanas
Food and Beverage	• Blue Door Restaurant with seating for 225
• Blue Sea Restaurant with seating for 16
• Rose Bar and lobby lounge with capacity for 334
Meeting Space	• Multi-service meeting facilities, consisting of one executive boardroom and other facilities, with total capacity for 223
Other Amenities	• Swimming pool and water salon
• Agua Bathhouse Spa and solarium
• David Barton gym
• Beach Village
• Billiards area
• Interactive multi-media room
• 24-hour concierge service

We are currently planning to undertake a rooms renovation project at Delano, including technology upgrades and upgrading of suites and bungalows.

We own a fee simple interest in Delano. The hotel is subject to mortgage as more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Debt”.

Selected Financial and Operating Information

The following table shows selected financial and operating information for Delano:

	Year Ended December 31,
	2005	2004	2003	2002	2001
Selected Operating Information:
Occupancy	72.1%	66.2%	72.0%	72.4%	74.5%
ADR	$474	$473	$413	$398	$399
RevPAR	$342	$313	$298	$288	$297
Selected Financial Information (in thousands):
Room Revenue	$24,276	$22,362	$21,182	$20,493	$22,560
Total Revenue	49,546	45,847	43,607	42,327	43,733
Depreciation	3,272	3,288	3,116	2,952	2,786
Operating Income	15,877	14,683	14,095	14,097	16,493

Shore Club

Overview

Opened in 2001, Shore Club has 307 rooms including 70 suites, 7 duplex bungalows with private outdoor showers and dining areas, executive suites, an expansive penthouse suite encompassing 6,000 square feet and spanning three floors with a private elevator and private terrace, pool and panoramic views of Miami. Located on one of Miami’s main streets, Collins Avenue, Shore Club was designed by David Chipperfield. Some notable design elements of Shore Club include an Art Deco Lobby with a polished terrazzo floor and lit metal wall mural as well as custom silver and glass lanterns. Shore Club offers on-site access to restaurants and bars such as Nobu, Ago and Skybar (which is made up of the Red Room, Red Room Garden, Rum Bar and Sand Bar), shopping venues such as Scoop and Me & Ro and Pipino Salon, a hair care and accessories salon.

Property highlights include:

Location	• 1901 Collins Avenue, Miami Beach, FL
Guest Rooms	• 307, including 22 suites, 7 bungalows, 1 oceanfront beach house
Food and Beverage	• Nobu Restaurant with seating for 120
• Nobu Lounge with capacity for 140
• Ago Restaurant with seating for 275
• Skybar
• Red Room with seating for 144
• Red Room Garden with capacity for 250
• Rum Bar with capacity for 415
• Sand Bar with capacity for 75
Meeting Space	• Multi-service meeting facilities, consisting of two executive boardrooms, three suites and other facilities, with total capacity for 473
Other Amenities	• Two elevated infinity edge pools (one Olympic size and one lap pool with hot tub)
• Two deep blue wading pools
• Salon, jewelry shop and clothing shop
• 24-hour concierge service

We operate Shore Club under a management contract and own a minority ownership interest of approximately 7%. See “Related Party Transactions”.

Selected Financial and Operating Information

The following table shows selected financial and operating information for Shore Club:

	Year Ended December 31,
	2005	2004	2003	2002(1)
Selected Operating Information:
Occupancy	63.6%	61.6%	55.8%	34.9%
ADR	$349	$327	$296	$289
RevPAR	$222	$201	$165	$101
Selected Financial Information (in thousands):
Room Revenue	$24,922	$23,668	$19,398	$11,052
Total Revenue	39,726	37,539	32,122	14,266
Depreciation	8,824	9,326	9,168	937
Operating Income (Loss)	2,004	520	(4,630)	(2,129)

(1)          Partial year as MHG Management Company took over management of the hotel in July 2002.

Mondrian

Overview

Acquired in 1996 and reopened after an extensive renovation by Philippe Starck, Mondrian has 237 guest rooms, studios and suites, each of which has a fully-equipped kitchen. The hotel, which was built as an apartment complex in 1959 and converted to a hotel in 1984, is located on Sunset Boulevard in close proximity to Beverly Hills, Hollywood and the downtown Los Angeles business district. Mondrian’s accommodations also feature a two bedroom, 2,025 square foot penthouse which includes its own screening room, and an apartment, each of which has an expansive terrace affording city-wide views. The hotel features Asia de Cuba and Seabar restaurants, Skybar, the Pool and Outdoor Living Room and Agua Bathhouse Spa.

Property highlights include:

Location	• 8440 West Sunset Boulevard, Los Angeles, CA
Guest Rooms	• 237, including 183 suites, with fully equipped kitchens in every room
Food and Beverage	• Asia de Cuba Restaurant with seating for 225
• Seabar Restaurant with seating for 50
• Skybar with capacity for 491
Meeting Space	• Multi-service meeting facilities, consisting of two executive boardrooms and one suite, with total capacity for 165
Other Amenities	• Indoor/outdoor lobby
• Agua Bathhouse Spa
• Heated swimming pool and water salon
• Outdoor living room
• 24-hour concierge service
• Full service business center
• 24-hour fitness center

We are currently planning to undertake a renovation project at Mondrian, including minor lobby renovations, room renovations, including the replacement of bathrooms and kitchenettes and technology upgrades.

We own a fee simple interest in Mondrian. The hotel is subject to mortgage as more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Debt”.

Selected Financial and Operating Information

The following table shows selected financial and operating information for Mondrian:

	Year Ended December 31,
	2005	2004	2003	2002	2001
Selected Operating Information:
Occupancy	79.5%	75.3%	70.3%	63.5%	61.9%
ADR	$301	$278	$258	$269	$299
RevPAR	$239	$209	$182	$171	$185
Selected Financial Information (in thousands):
Room Revenue	$20,674	$18,153	$15,721	$14,814	$16,086
Total Revenue	43,056	39,692	35,566	34,018	34,674
Depreciation	2,238	2,116	2,802	2,883	3,543
Operating Income	14,925	12,502	9,006	8,075	9,627

Clift

Overview

Acquired in 1998 and reopened after an extensive renovation in 2001, Clift has 363 guestrooms and suites designed by Philippe Starck. Built in 1915, Clift is located in the heart of San Francisco’s Union Square district, within walking distance of San Francisco’s central retail, dining, cultural and business activities. The hotel features Asia de Cuba Restaurant; the Redwood Room Bar, a paneled San Francisco landmark; and the Living Room, which is available for private events.

Property highlights include:

Location	• 495 Geary Street, San Francisco, CA
Guest Rooms	• 363, including 29 suites
Food and Beverage	• Asia de Cuba restaurant with seating for 129
• Redwood Room bar with capacity for 139
• Living Room with capacity for 60
Meeting Space	• Multi-service meeting facilities, consisting of two executive boardrooms, one suite and other facilities, with total capacity for 545
Other Amenities	• 24-hour concierge service
• 24-hour business center
• 24-hour fitness center

Since its emergence from bankruptcy in 2004, we have operated Clift under a 99-year lease, which due to our continued involvement, is treated as a sale leaseback financing. Under the lease, our wholly-owned subsidiary, Clift Holdings LLC, is required to fund operating shortfalls, including the lease payments, and to fund all capital expenditures. The annual lease payments, which are payable in monthly installments, are as follows:

•       $2.8 million for the first two years following the commencement of the lease,

•       $6.0 million for the third through tenth year following the commencement of the lease, and

•       an amount that is reset every five years for the remainder of the lease term based on the percentage change in the consumer price index, subject, however, to certain maximum and minimum limitations on the amount of increase.

Under the lease, the failure of Clift Holding LLC to pay rent or perform our other obligations under the lease may constitute an event of default. If such an event of default goes uncured, the lessor will have specified rights and remedies, such as termination of the lease.

Selected Financial and Operating Information

The following table shows selected financial and operating information for Clift:

	Year Ended December 31,
	2005	2004	2003	2002	2001(1)
Selected Operating Information:
Occupancy	68.7%	66.5%	63.8%	47.0%	46.6%
ADR	$221	$211	$205	$230	$214
RevPAR	$152	$141	$130	$108	$100
Selected Financial Information (in thousands):
Room Revenue	$20,098	$18,666	$17,285	$13,725	$7,271
Total Revenue	34,230	32,766	31,458	27,917	13,814
Depreciation	7,245	7,200	7,548	7,303	4,114
Operating Income (Loss)	(2,616)	(2,669)	(3,828)	(8,480)	(12,679)

(1)          Operating statistics are based on the number of rooms in service which was less than the total rooms due to a renovation.

St. Martins Lane

Overview

Opened in 1999, St. Martins Lane has 204 guestrooms and suites, including 7 rooms with private patio gardens, and a loft-style luxury penthouse and apartment with expansive views of London. The renovated 1960s building that previously housed the Mickey Mouse Club and the Lumiere Cinema is located in the hub of Covent Garden and the West End theatre district, within walking distance of Trafalgar Square, Leicester Square and the London business district. Designed by Philippe Starck, the hotel’s meeting and special event space includes the Back Room and an executive boardroom. St. Martins Lane features Asia de Cuba Restaurant; The Rum Bar, which is a modern twist on the classic English pub; and the Light Bar, an exclusive destination which has attracted significant celebrity patronage and received frequent media coverage.

Property highlights include:

Location	• 45 St. Martins Lane, London, UK
Guest Rooms	• 204, including 21 suites
Food and Beverage	• Asia de Cuba restaurant with seating for 180
• Rum Bar with capacity for 30
• Light Bar with capacity for 150
Meeting Space	• Multi-service meeting facilities, consisting of one executive boardroom, two suites and other facilities, with total capacity for 430
Other Amenities	• 24-hour concierge service
• Full service business center
• 24-hour fitness center

We are currently planning to undertake expansion projects at St. Martins Lane, including the addition of a new bar and gym.

We operate St. Martins Lane through Morgans Hotels Group Europe Limited, a 50/50 joint venture with Burford Hotels Limited. See “Related Party Transactions” for a description of the joint venture.

Selected Financial and Operating Information

The following table shows selected financial and operating information for St. Martins Lane:

	Year Ended December 31,
	2005	2004	2003	2002	2001
Selected Operating Information:
Occupancy	73.6%	75.4%	66.6%	63.1%	61.9%
ADR(1)	$359	$350	$341	$365	$405
RevPAR(1)	$264	$264	$227	$230	$250
Selected Financial Information (in thousands):(1)
Room Revenue	$19,343	$19,509	$16,764	$17,039	$18,517
Total Revenue	40,059	40,007	35,781	38,225	39,991
Depreciation	5,325	4,864	4,371	4,368	4,766
Operating Income	5,594	6,608	5,392	6,515	4,908

(1)          The currency translation is based on an exchange rate of 1 British pound 1.82 U.S. dollars, which is an average monthly exchange rate provided by www.oanda.com for the last twelve months ending December 31, 2005.

Sanderson

Overview

Opened in 2000, Sanderson has 150 guestrooms and suites, 9 with private courtyards, and 19 penthouse and apartment suites each 2,440 square feet with its own private elevator. The hotel is located in London’s Soho district, within walking distance of Trafalgar Square, Leicester Square and the West End business district. Sanderson’s structure is considered a model of 1960s British architecture and the hotel has been designated as a landmark building. Designed by Philippe Starck, the guestrooms do not have interior walls (the dressing room and bathroom are encased in a glass box that is wrapped in layers of sheer curtains). Dining and bar offerings include Spoon restaurant, Long Bar, the Purple Bar, Courtyard Garden, the Billiard Room, and Agua Bathhouse Spa. Like the Light Bar at St. Martins Lane, the Long Bar is an extremely popular destination that attracts a high-profile celebrity clientele and generates significant media coverage.

Property highlights include:

Location	• 50 Berners Street, London, UK
Guest Rooms	• 150, including 19 suites
Food and Beverage	• Spoon Restaurant with seating for 135
• Long Bar with capacity for 290
• Purple Bar with capacity for 30
Meeting Space	• Multi-service facilities, consisting of one executive boardroom and two suites with total capacity for 170

Other Amenities	• Courtyard Garden
• Indoor/Outdoor Lobby
• Billiard Room
• Agua Bathhouse Spa
• 24-hour concierge service
• 24-hour business center
• 24-hour fitness center

We operate Sanderson through Morgans Hotel Group Europe Limited, a 50/50 joint venture with Burford Hotels Limited. See “Related Party Transactions” for a description of the joint venture. Through Morgans Hotel Group Europe Limited, we operate Sanderson under a 150-year lease. The terms of the lease provide for an annual rent, which is subject to reset on specified review dates based on changes in the index of retail prices. Under the lease, our failure to perform or observe our covenants and obligations, including our failure to pay rent for a specified period, will constitute a default.

Selected Financial and Operating Information

The following table shows selected financial and operating information for Sanderson:

	Year Ended December 31,
	2005	2004	2003	2002	2001
Selected Operating Information:
Occupancy	69.6%	73.0%	65.5%	64.6%	58.0%
ADR(2)	$438	$411	$404	$411	$458
RevPAR(2)	$305	$300	$265	$266	$266
Selected Financial Information (in thousands):(1)
Room Revenue	$16,400	$16,342	$14,385	$14,438	$14,454
Total Revenue	33,366	34,096	31,494	31,714	33,521
Depreciation	5,587	5,370	4,552	4,749	4,312
Operating Income (Loss)	957	2,684	2,907	1,042	3,845

(1)          The currency translation is based on an exchange rate of 1 British pound = 1.82 U.S. dollars, which is an average monthly exchange rate provided by www.oanda.com for the last twelve months ending December 31, 2005.

ITEM 3                   LEGAL PROCEEDINGS

On February 26, 2004, we received a Notice of Decision from the United Kingdom’s taxation authority, the Inland Revenue. The Notice of Decision stated that Morgans Hotel Group London Ltd., the entity that owns St. Martins Lane and Sanderson, was liable to pay national insurance contributions to the Inland Revenue in relation to discretionary service charges earned by the food and beverage employees of our London hotels. The Inland Revenue assessed its liability at £1,995,543 (approximately $3.6 million at the British pound / US Dollar exchange rate as of December 31, 2005) in respect of the period from April 6, 1999 to April 5, 2003. Morgans Hotel Group London Ltd. filed a Notice of Appeal on March 25, 2004 in which it stated that there was no statutory basis for the Inland Revenue to collect national insurance contributions from it. In addition, the Inland Revenue has determined that uniforms provided to the employees of our London hotels constituted a taxable benefit to those employees and as a result have calculated a separate liability in the amount of approximately £1.3 million (approximately $2.4 million at the British pound / US Dollar exchange rate as of December 31, 2005) in respect of the same period. Morgans Hotel Group London Ltd. is contesting the statutory basis for such liability as well as the amount calculated. We anticipate that these matters will be heard on appeal in 2006. In February 2006, Inland Revenue published new guidelines which reversed its previous position that national insurance was due on certain discretionary service charges. Based on this ruling, Morgans Hotel Group London Ltd. has submitted a settlement proposal and the Company has accrued approximately $0.4 million as an estimate for its share of a potential settlement amount. Based on the discussions with the Inland Revenue, we believe that a material unfavorable outcome is remote. If Morgans Hotel Group London Ltd. is responsible for these liabilities, it will be required to change its procedures for complying with United Kingdom wage obligations and the payments of these liabilities for the period from April 6, 1999 through the date of adopting such new procedures could have a material adverse effect on our results of operations and financial position in the quarter of the payment.

We are currently involved in litigation regarding our management of Shore Club. In 2002, we invested in Shore Club and our management company, MHG Management Company, took over management of the property. The management agreement pursuant to which we manage Shore Club expires in 2022. For the year ended December 31, 2002 (reflecting six months of data based on information provided to us and not generated by us and six months of operations after MHG Management Company took over management of Shore Club in July 2002), Shore Club had an operating loss plus depreciation of negative $3.7 million, and its owner, Philips South Beach LLC, was in dispute with its investors and lenders. Under our management of the property, the financial performance improved and Shore Club had operating income plus depreciation of $9.8 million in 2004. We believe this improvement was the direct result of our repositioning and operation of the hotel. This improved performance has continued. Operating income plus depreciation in 2005 was $10.8 million. In addition, during the fourth quarter of 2005, the debt on the hotel was refinanced. For 2004 and 2005, we had revenues of $3.3 million and $3.6 million, respectively, under the management agreement.

On January 17, 2006, Phillips South Beach LLC filed a lawsuit in New York state court against MHG Management Company. The lawsuit alleges, among other things, (i) that MHG Management Company engaged in fraudulent or willful misconduct with respect to Shore Club entitling Phillips South Beach LLC to terminate the Shore Club management agreement without the payment of a termination fee to us, (ii) breach of fiduciary duty by MHG Management Company, (iii) tortious interference with business relations by redirecting guests and events from Shore Club to Delano, (iv) misuse of free and complimentary rooms at Shore Club, and (v) misappropriation of confidential business information. The allegations include that we took actions to benefit Delano at the expense of Shore Club, billed Shore Club for expenses that had already been billed by us as part of chain expenses, misused barter agreements to obtain benefits for our employees, and failed to collect certain rent and taxes from retail tenants. The lawsuit also asserts that we falsified or omitted information in monthly management reports related to the alleged actions. Messrs. Schrager, Scheetz and Hamamoto are also named as defendants in the lawsuit.

The remedies sought by Phillips South Beach LLC include (a) termination of the management agreement without the payment of a termination fee to us, (b) recovery of all previously paid management fees, (c) a full accounting of all of the affairs of Shore Club from the inception of the management agreement, (d) at least $5.0 million in compensatory damages and (e) at least $10.0 million in punitive damages and attorneys fees.

We believe that we have abided by the terms of the management agreement. We believe that Philips South Beach has filed the lawsuit as part of a strategy to pressure us to renegotiate our management agreement with Shore Club. We have retained outside counsel and intend to challenge the litigation vigorously. Although we cannot predict the outcome of this litigation, on the basis of current information, we do not expect that the outcome of this litigation will have a material adverse effect on our financial condition, results of operations or liquidity. This litigation may harm our reputation and defense of this litigation may divert management resources from the operations of our business.

On March 23, 2006, Century Operating Associates filed a lawsuit in New York state court naming several defendants, including Morgans Hotel Group LLC, our predecessor company, Morgans Hotel Group Co, W. Edward Scheetz, our president and Chief Executive Officer, and David T. Hamamoto, our chairman of the Board of Directors. The lawsuit alleges breach of contract, breach of fiduciary duty and fraudulent conveyance in connection with the Formation and Structuring Transactions that were part of our initial public offering. In particular, the lawsuit alleges that the Formation and Structuring Transactions constituted a fraudulent conveyance of the assets of Morgans Hotel Group LLC, in which Century Operating Associates has a non-voting membership interest, to Morgans Hotel Group Co. The plaintiff claims that the defendants knowingly and intentionally structured and participated in the Formation and Structuring Transactions in a manner designed to leave Morgans Hotel Group LLC without any ability to satisfy its obligations to Century Operating Associates. The Formation and Structuring Transactions are described in greater detail under “Business—Formation and Structuring Transactions” on page 3 on this annual report.

The remedies sought by Century Operating Associates include (a) Century Operating Associates’ distributive share of the initial public offering proceeds and (b) at least $17.5 million in punitive damages and attorney fees.

Morgans Hotel Group LLC (now named Residual Hotel Interest LLC) has retained outside counsel on behalf of each of the defendants, including us and Messrs. Scheetz and Hamamoto, and intends to challenge the litigation vigorously. Although we believe that these claims are without merit, we cannot predict the outcome of this litigation.

In addition, we are subject to various claims and legal proceedings arising in the normal course of business. We are not party to any other litigation or legal proceedings that, in the opinion of our management, could have a material adverse effect on our business, operating results and financial condition.

ITEM 4                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2005.

PART II

ITEM 5                   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the Nasdaq National Market under the symbol “MHGC” since our IPO in February 2006.

On March 27, 2006, the closing sale price for our common stock, as reported on the Nasdaq National Market was $18.82. As of March 27, 2006, there were 15 record holders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock and we do not currently intend to pay any cash dividends on our common stock. The revolving credit facility we intend to enter into in connection with our initial public offering will contain a covenant prohibiting us from paying dividends on our common stock. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our common stock will be, subject to applicable law, at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

Equity Compensation Plan Information

The following table summarizes information, as of February 17, 2006, relating to our equity compensation plan pursuant to which grants of securities may be made from time to time.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for issuance under equity compensation plans (excluding securities reflected in first column)
Approved by Security Holders:
2006 Omnibus Stock Incentive Plan	1,879,600	(1)	$20	1,620,400	(2)
Total	1,879,600	(1)	$20	1,620,400	(2)

(1)          Includes 1,017,100 options that are subject to vesting conditions and 862,500 units of membership interests in a limited liability company which are structured as profits interest, or LTIP units, in our operating company which are also subject to vesting conditions. Conditioned on minimum allocation to the capital accounts of the LTIP unit for federal income tax purposes, each LTIP unit may be converted, at the election of the holder, into one membership unit, which represents an ownership of interest in our operating company, or Membership Units. Each of the Membership Units underlying these LTIP units are redeemable at the election of the Membership Unit holder for (i) cash equal to the then fair market value of one share of our common stock, or (ii) at the option of the Company in its capacity as managing member of our operating company, one share of our common stock.

(2)          Of these shares, 99,500 shares may be issued pursuant to outstanding RSUs, all of which are subject to vesting conditions.

ITEM 6                   SELECTED FINANCIAL INFORMATION

You should read the following selected historical financial and operating data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the combined financial statements and the accompanying notes included elsewhere in this prospectus.

The following table contains selected combined historical financial data derived from our Company’s predecessor audited combined financial statements for the years ended December 31, 2005, 2004, 2003 and 2002, and from our Company’s unaudited combined financial statements for the year ended December 31, 2001. The historical results do not necessarily indicate results expected for any future period.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except operating data)
Statement of Operations Data:
Total hotel revenues	$250,870	$225,567	$204,187	$200,849	$193,081
Total revenues	260,349	234,398	210,643	204,925	198,168
Total hotel operating costs	163,183	153,961	143,522	142,136	134,063
Corporate expenses	17,982	15,375	13,994	9,530	11,012
Depreciation and amortization	26,215	27,348	28,503	28,256	25,351
Total operating costs and expenses	207,380	196,684	186,019	179,922	170,425
Operating income	52,969	37,714	24,624	25,003	27,743
Interest expense, net	72,257	67,173	57,293	42,248	45,106
Net (loss)	(30,216)	(31,595)	(42,471)	(23,845)	(27,179)
Other Financial Data:
EBITDA(1)	$85,655	$76,591	$55,172	$57,185	$52,790
Adjusted EBITDA(2)	79,452	67,994	54,586	57,828	65,068
Adjusted debt(3)	685,494	577,583	585,983	582,437	565,988
Capital expenditures	5,603	5,236	4,250	9,854	42,345
Number of rooms available	2,541	2,539	2,539	2,539	2,232
Selected Operating Data:(4)
Occupancy %	76.9%	73.7%	68.0%	62.2%	66.0%
Average daily rate (ADR)	$301.60	$277.42	$252.00	$249.50	$258.90
Revenue per Available Room (RevPAR)	$231.80	$204.53	$171.26	$155.23	$170.88
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$19,870	$(22,820)	$7,050	$(528)	$16,750
Investing activities	(20,251)	(12,630)	(9,065)	(15,410)	(41,672)
Financing activities	9,301	44,637	3,659	12,962	11,060

	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$21,835	$12,915	$3,728	$2,083	$5,058
Restricted cash	32,754	19,269	14,979	11,892	12,037
Property and equipment, net	426,927	446,811	468,676	492,804	507,883
Total assets	606,275	612,683	616,722	629,102	640,405
Mortgage notes payable	577,968	473,000	541,043	543,631	546,854
Financing and capital lease obligations	81,664	77,951	6,849	6,236	3,999
Long term debt and capital lease obligations	659,632	550,951	547,892	549,867	550,853
Total stockholders’ equity (deficit)	(110,573)	4,165	(17,422)	15,014	25,207

(1)          We believe that earnings before interest, income taxes, depreciation and amortization (EBITDA) is a useful financial metric to assess our operating performance before the impact of investing and financing transactions and income taxes. It also facilitates comparison between us and our competitors. Given the significant investments that we have made in the past in property, plant and equipment, depreciation and amortization expense comprises a meaningful portion of our cost structure. We believe that EBITDA will provide investors with useful tool for assessing the comparability between periods because it eliminates depreciation and amortization expense attributable to capital expenditures.

The use of EBITDA and Adjusted EBITDA has certain limitations. Our presentation of EBITDA and Adjusted EBITDA may be different from the presentation used by other companies and therefore comparability may be limited. Depreciation expense for various long-term assets, interest expense, income taxes and other items have been and will be incurred and are not reflected in the presentation of EBITDA or Adjusted EBITDA. Each of these items should also be considered in the overall evaluation of our results. Additionally, EBITDA and Adjusted EBITDA do not consider capital expenditures and other investing activities and should not be considered as a measure of our liquidity. We compensate for these limitations by providing the relevant disclosure of our depreciation, interest and income tax expense, capital expenditures and other items both in our reconciliations to the GAAP financial measures and in our consolidated financial statements, all of which should be considered when evaluating our performance. The term EBITDA is not defined under accounting principles generally accepted in the United States, or U.S. GAAP, and EBITDA is not a measure of net income, operating income, operating performance or liquidity presented in accordance with U.S. GAAP. In addition, EBITDA is impacted by reorganization of businesses and other restructuring-related charges. When assessing our operating performance, you should not consider this data in isolation, or as a substitute for, our net income, operating income or any other operating performance measure that is calculated in accordance with U.S. GAAP. In addition, our EBITDA may not be comparable to EBITDA or similarly titled measures utilized by other companies since such other companies may not calculate EBITDA in the same manner as we do. A reconciliation of net income (loss), the most directly comparable U.S. GAAP measure, to EBITDA and Adjusted EBITDA for each of the respective periods indicated is as follows:

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Net (loss)	$(30,216)	$(31,595)	$(42,471)	$(23,845)	$(27,179)
Interest expense, net	72,257	67,173	57,293	42,248	45,106
Income tax expense	822	827	652	576	645
Depreciation and amortization expense	26,215	27,348	28,503	28,256	25,351
Proportionate share of interest expense from unconsolidated joint ventures	10,669	7,694	7,080	6,408	5,479
Proportionate share of depreciation expense from unconsolidated joint ventures	6,390	5,754	4,707	4,190	3,771
Proportionate share of depreciation expense of minority interests in consolidated joint ventures	(482)	(610)	(592)	(648)	(383)
EBITDA	$85,655	$76,591	$55,172	$57,185	$52,790
Other non-operating expense (income)	(1,574)	(5,482)	2,077	(534)	2,969
Less: EBITDA from leased hotels	(4,629)	(3,115)	(2,663)	1,177	9,309
Adjusted EBITDA	$79,452	$67,994	$54,586	$57,828	$65,068

(2)          We disclose Adjusted EBITDA because we believe it provides a meaningful comparison to our EBITDA as it excludes other non-operating (income) expenses that do not relate to the on-going performance of our assets and excludes the operating performance of assets in which we do not have a fee simple ownership interest.

We exclude from Adjusted EBITDA the following:

•       other non-operating (income) expenses such as gains and losses on dispositions and asset restructurings, costs of abandoned development projects and financings, gains and losses on early extinguishment of debt and other items that relate to the financing and investing activities of our assets and do not relate to the on-going operating performance of our assets.

•       the EBITDA related to leased hotels to more accurately reflect the operating performance of assets in which we have a fee simple ownership interest.

(3)          We disclose Adjusted Debt because we believe it provides a more meaningful comparison to our Adjusted EBITDA and is a useful tool to assess the value of our company.

We exclude from Adjusted Debt the following:

•       the capitalized lease obligation related to Clift, which is operated pursuant to a non-recourse leasehold interest, to more accurately reflect the debt of assets in which the Company has a fee simple ownership interest or a proportionate share of a fee simple ownership interest and to conform to our Adjusted EBITDA presentation.

The lease became effective in October 2004. For comparability purposes, we have excluded the debt associated with the hotel for all periods presented.

We include in Adjusted Debt the following:

•       our proportionate share of debt of unconsolidated joint ventures which are accounted for under the equity method of accounting and therefore excluded from Total debt.

We believe this more accurately reflects the debt associated with the assets in which we have a fee simple ownership interest or a proportionate share of a fee simple ownership interest. A reconciliation of Adjusted Debt to Total debt is set forth below.

	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Total debt	$659,632	$550,951	$547,892	$549,867	$550,853
Clift Debt	(75,140)	(71,255)	(57,000)	(57,000)	(60,000)
Proportionate share of debt of unconsolidated joint ventures	101,002	97,887	95,091	89,570	75,135
Adjusted debt	$685,494	$577,583	$585,983	$582,437	$565,988

(4)          Includes information for the six consolidated and three unconsolidated hotels.

ITEM 7                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Historical Financial and Operating Data” and our combined financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a fully integrated hospitality company that operates, owns, acquires and redevelops boutique hotels in gateway cities and select resort markets in the United States and Europe. We are widely credited with establishing and defining the rapidly expanding boutique hotel sector. Over our 21-year history, we have gained experience operating in a variety of market conditions. We own or partially own and manage a portfolio of nine luxury hotel properties in New York, Miami, Los Angeles, San Francisco and London comprising over 2,500 rooms. Each of our owned hotels was acquired and renovated by the Morgans Group and was designed by a world-renowned designer.

Unlike traditional brand-managed or franchised hotels, boutique hotels provide their guests with what we believe is a distinctive lodging experience. Each of our hotels has a personality specifically tailored to reflect the local market environment and features modern, sophisticated design that includes critically acclaimed public spaces; popular “destination” bars and restaurants; and highly personalized service. Significant media attention has been devoted to our hotels which we believe is as a result of their distinctive nature, renowned design, dynamic and exciting atmosphere, celebrity guests and high-profile events. We believe that the Morgans Group brand, and each of our individual property brands are synonymous with style, innovation and service. We believe this combination of lodging and social experiences, and association with our brands, increases our occupancy levels and pricing power.

In addition to our current portfolio, we expect to operate, own, acquire, redevelop and develop new hotel properties that are consistent with our portfolio in major metropolitan cities and select resort markets in the United States, Europe and elsewhere.

We were incorporated as a Delaware corporation in October 2005 to acquire, own, and manage boutique hotels in the United States, Europe and elsewhere. As of December 31, 2005, on a pro forma basis giving effect to the Formation and Structuring Transactions described above, we owned:

•       six hotels in New York, Miami, Los Angeles and San Francisco, comprising approximately 1,900 rooms (the “Owned Hotels”);

•       a 50% interest in two hotels in London comprising approximately 350 rooms and a 7% interest in the 300-room Shore Club in Miami, all of which we also manage (the “Joint Venture Hotels”).

We conduct our operations through our operating company, Morgans Group LLC, which holds all of our assets. We are the managing member of Morgans Group LLC and will hold approximately 97.1% of its membership units upon completion of our initial public offering. We manage all aspects of Morgans Group LLC including the operation, investment and sale and purchase of hotels and the financing of Morgans Group LLC.

The historical financial data presented herein is the historical financial data for:

•       our Owned Hotels;

•       our Joint Venture Hotels;

•       our management company subsidiary, MHG Management Company; and

•       the rights and obligations of Morgans Hotel Group LLC contributed to Morgans Group LLC in the Formation and Structuring Transactions described above.

See “Formation and Structuring Transactions”.

We consolidate the results of operations for all of our Owned Hotels. Certain food and beverage operations at five of our Owned Hotels are operated under 50/50 joint ventures with restaurateur Jeffrey Chodorow. We believe that we are the primary beneficiary of the entities because we absorb the majority of any restaurant ventures’ expected losses or residual returns. Therefore, these restaurant ventures are consolidated in our financial statements with our partner’s share of the results of operations recorded as minority interest in the accompanying financial statements. This minority interest is based upon 50% of the income of the venture after giving effect to rent and other administrative charges payable to the hotel.

We own partial interests in the Joint Venture Hotels and certain food and beverage operations at two of the Joint Venture Hotels. We account for these investments using the equity method as we believe we do not exercise control over significant asset decisions such as buying, selling or financing nor are we the primary beneficiary of the entities. Under the equity method, we increase our investment in unconsolidated joint ventures for our proportionate share of net income and contributions and decrease our investment balance for our proportionate share of net losses and distributions. We operate Joint Venture Hotels under management agreements which expire as follows:

•       Sanderson—April 2010 (with two ten year extensions at our option)

•       St. Martins Lane—September 2009 (with two ten year extensions at our option)

•       Shore Club—July 2022

We generated net losses for the years ended December 31, 2005, 2004 and 2003 primarily due to our interest expense exceeding our operating income. Revenues increased by $26.0 million in 2005 compared to 2004 and by $23.8 million in 2004 compared to 2003. Despite these revenue increases, we continued to generate net losses principally due to increased interest expense. Interest expense increased by $5.1 million in 2005 compared to 2004 primarily due to the write-off of deferred financing costs due to the refinancing of the debt on our five jointly financed U.S. hotel properties, prepayment fees from the June 2005 refinancing of the debt on those 5 hotels and increased interest expense on mortgage debt due to additional mortgage debt on those 5 hotels. Interest expense increased by $9.9 million in 2004 compared to 2003 due to the write-off of deferred financing costs, extension fees, exit fees and other fees related to the refinancing of debt in 2004. With the refinancing of our debt on our five jointly financed U.S. hotel properties in June 2005 and after giving effect to the Formation and Structuring Transactions, we anticipate a reduction in our interest expense in 2006.

Factors Affecting Our Results of Operations

Revenues.   Changes in our revenues are most easily explained by three performance indicators that are commonly used in the hospitality industry:

•       occupancy,

•       average daily rate, or ADR, and

•       revenue per available room, or RevPAR, which is the product of ADR and average daily occupancy; but, however, does not include food and beverage revenue, other hotel operating revenue such as telephone, parking and other guest services, or management fee revenue.

Substantially all of our revenue is derived from the operation of our hotels. Specifically, our revenue consists of:

•       Rooms revenue. Occupancy and ADR are the major drivers of rooms revenue.

•       Food and beverage revenue. Most of our food and beverage revenue is earned by our 50/50 joint ventures and is driven by occupancy of our hotels and the popularity of our bars and restaurants with our local customers.

•       Other hotel revenue, which consists of ancillary revenue such as telephone, parking, spa, entertainment and other guest services, are principally driven by hotel occupancy.

•       Management fee—related parties revenue. We earn fees under our management agreements that total 4.5% of Shore Club’s total revenues and 4% of the total revenues for our two London properties. In addition, we are reimbursed for allocated chain services, which include certain overhead costs for the hotels that we manage and which are currently recovered at approximately 2.5% of revenues of the hotels we manage.

Fluctuations in revenues, which tend to correlate with changes in gross domestic product, are driven largely by general economic and local market conditions but can also be impacted by major events, such as terrorist attacks or natural disasters, which in turn affect levels of business and leisure travel.

The seasonal nature of the hospitality business can also impact revenues. We experience some seasonality in our business; our Miami hotels are generally strongest in the first quarter, whereas our New York hotels are generally strongest in the fourth quarter.

In addition to economic conditions, supply is another important factor that can affect revenues. Room rates and occupancy tend to fall when supply increases unless the supply growth is offset by an equal or greater increase in demand. One reason why we focus on boutique hotels in key gateway cities is because these markets have significant barriers to entry for new competitive supply, including scarcity of available land for new development and extensive regulatory requirements resulting in a longer development lead time and additional expense for new competitors. A recent trend among hotel owners is the conversion of hotel rooms to condominium apartments which further reduces the available supply of hotel rooms resulting in increased demand for the remaining hotels.

Finally, competition within the hospitality industry can affect revenues. Competitive factors in the hospitality industry include name recognition, quality of service, convenience of location, quality of the property, pricing, and range and quality of food services and amenities offered. In addition, all of our hotels, restaurants and bars are located in areas where there are numerous competitors, many of whom have substantially greater resources than us. New or existing competitors could offer significantly lower rates or more convenient locations, services or amenities or significantly expand, improve or introduce new service offerings in markets in which our hotels compete, thereby posing a greater competitive threat than at present. If we are unable to compete effectively, we would lose market share, which could adversely affect our revenues.

Operating Costs and Expenses.   Our operating costs and expenses consist of the costs to provide hotel services, including:

•       Rooms expense. Rooms expense includes the payroll and benefits for the front office, housekeeping, concierge and reservations departments and related expenses, such as laundry, rooms supplies, travel agents commission and reservation expense. Like rooms revenue, occupancy is a major driver of rooms expense, which has a significant correlation with rooms revenue.

•       Food and beverage expense. Similar to food and beverage revenue, occupancy of our hotels and the popularity of our restaurants and bars are the major drivers of food and beverage expense, which has a significant correlation with food and beverage revenue.

•       Other departmental expense. Occupancy is the major driver of other departmental expense, which includes telephone and other expenses related to the generation of other hotel revenue.

•       Hotel selling, general and administrative expense consist of administrative and general expenses, such as payroll and related costs, travel expenses and office rent, advertising and promotion expenses, comprising the payroll of the hotel sales teams, the global sales team and advertising, marketing and promotion expenses for our hotel properties, utility expense and repairs and maintenance expenses comprising the ongoing costs to repair and maintain our hotel properties.

•       Property taxes, insurance and other consist primarily of insurance costs and property taxes.

•       Corporate expenses consist of the cost of our corporate office, net of any cost recoveries, which consists primarily of payroll and related costs, office rent and legal and professional fees. They also include an allocation of the cost of Morgans Hotel Group LLC.

•       Depreciation and amortization expense. Hotel properties are depreciated using the straight-line method over estimated useful lives of 39.5 years for buildings and five years for furniture, fixtures and equipment.

Other Items

•       Interest expense, net. Includes interest on our debt and amortization of financing costs and is reduced by interest income.

•       Equity in loss of unconsolidated joint ventures. Equity in loss of unconsolidated joint ventures constitutes our share of the net profits and losses of our U.K. hotel joint venture, our U.K. food and beverage joint venture (both of which are 50% owned by us) and Shore Club (in which we have a 7% ownership interest).

•       Minority interest. Minority interest expense constitutes the third-party food and beverage joint venture partner’s interest in the profits of the restaurant ventures at certain of our hotels.

•       Other non-operating (income) expenses include gains and losses on sale of assets and asset restructurings, costs of abandoned development projects and financings, gain on early extinguishment of debt and other items that do not relate to the ongoing operating performance of our assets.

•       Income tax expense. The United States entities included in our predecessor’s combined financial statements are either partnerships or limited liability companies, which are treated similarly to partnerships for tax reporting purposes. Accordingly, Federal and state income taxes have not been provided for in the accompanying combined financial statements as the partners or members are responsible for reporting their allocable share of our predecessor’s income, gains, deductions, losses and credits on their individual income tax returns. One of our foreign subsidiaries is subject to U.K. corporate income taxes. Income tax expense is reported at the applicable rate for the periods presented. Certain of our predecessor’s subsidiaries are subject to the New York City Unincorporated Business Tax (“UBT”). Income tax expense in our predecessor’s financial statements comprises the income taxes paid in the U.K. on the management fees earned by our wholly-owned U.K. subsidiary.

Most categories of variable operating expenses, such as operating supplies and certain labor such as housekeeping, fluctuate with changes in occupancy. Increases in RevPAR attributable to increases in occupancy are accompanied by increases in most categories of variable operating costs and expenses. Increases in RevPAR attributable to improvements in ADR typically only result in increases in limited categories of operating costs and expenses, primarily credit card and travel agent commissions. Thus, improvements in ADR have a more significant impact on improving our operating margins than occupancy.

Notwithstanding our efforts to reduce variable costs, there are limits to how much we can accomplish because we have significant fixed costs, such as depreciation and amortization, labor costs and employee benefits, insurance and other expenses associated with owning hotels that do not necessarily decrease when circumstances such as market factors cause a reduction in our hotel revenues.

Recent Trends and Events

Recent Trends.   The U.S. hospitality industry is undergoing a strong recovery from the severe downturn that started in 2001, which was precipitated by the recession of the U.S. economy and was exacerbated by the dramatic decline in travel following the terrorist acts of September 11, 2001. Highlighting the severity of the downturn, year-over-year ADR declined for three consecutive years (2001 - 2003) for the first time since the Great Depression. The decline in ADR in 2003, however, was marginal as industry fundamentals stabilized. In most of the markets in which we own and operate hotels, the recovery commenced in the fourth quarter of 2003 and strengthened in 2004.

The U.S. hospitality industry has continued to recover in 2005, with particularly strong growth in New York City. We believe that, in general, current industry fundamentals are similar to those observed following the last industry downturn, which occurred in the early 1990s. That downturn, which also resulted from a recession in the general economy, was followed by several years of RevPAR growth. We believe that given the current industry relationship between supply and demand and the improving health of the U.S. economy, occupancy and ADR will continue the improvement that began in the fourth quarter of 2003, and that U.S. hospitality RevPAR will follow the business cycle on its upward swing, although there can be no assurances that such improvements will occur.

The London hospitality market has experienced slower growth in 2005 due in part to the strength of the British pound against the U.S. dollar and most recently to the terrorist attacks of July 7 and July 21, 2005.

Recent Events.   In addition to the recent trends described above, we expect that the following events will cause our future results of operations to differ from our historical performance.

Formation and Structuring Transactions.   The following items associated with the consummation of the Formation and Structuring Transactions described above under “Business—Formation and Structuring Transactions” and our initial public offering will affect our future results of operations:

•       as a result of the refinancing of existing debt obligations, interest expense will decline. Assuming we had $285.0 million of mortgage debt, our new $80.0 million term loan and $82.1 million of financing and capital lease obligations (the amounts we expect to have outstanding after giving effect to our initial public offering and the use of proceeds therefrom) outstanding during such periods, based on the actual interest rates applicable during such periods, our interest expense would have been $29.6 million and $28.8 million for the years ended December 31, 2005 and 2004, as compared to the $71.6 million and $67.2 million of interest expense actually incurred during the respective periods;

•       as a result of stock-based compensation issued in connection with our initial public offering, we will begin recording stock-based compensation expense of approximately $7.0 million per year over the 3-year vesting period of the related awards;

•       we will be subject to New York State and New York City real property transfer taxes as a result of sales of our shares by the current owners of our predecessor; and

•       we will be subject to income taxes.

Development of Delano Las Vegas and Mondrian Las Vegas, purchase of James Hotel Scottsdale and extension of Delano.   The results of Delano Las Vegas and Mondrian Las Vegas will be included in equity in income (loss) of unconsolidated joint ventures, the acquisition of the James Hotel Scottsdale and the extension of Delano are expected to increase revenues and operating costs.

Operating Results

Comparison of Year Ended December 31, 2005 To Year Ended December 31, 2004

The following table presents our operating results for the year ended December 31, 2005 and the year ended December 31, 2004, including the amount and percentage change in these results between the two periods.

	2005	2004	Change ($)	Change (%)
	(in thousands)
Revenues:
Rooms	$153,675	$131,367	$22,308	17.0%
Food and beverage	85,573	82,475	3,098	3.8%
Other hotel	11,622	11,725	(103)	(1)
Total hotel revenues	250,870	225,567	25,303	11.2%
Management fee—related parties	9,479	8,831	648	7.3%
Total revenues	$260,349	$234,398	$25,951	11.1%
Operating Costs and Expenses:
Rooms	39,666	37,070	2,596	7.0%
Food and beverage	54,294	51,876	2,418	4.7%
Other departmental	4,546	3,452	1,094	31.7%
Hotel selling, general and administrative	51,346	48,944	2,402	4.9%
Property taxes, insurance and other	13,331	12,619	712	5.6%
Total hotel operating expenses	163,183	153,961	9,222	6.0%
Corporate expenses	17,982	15,375	2,607	17.0%
Depreciation and amortization	26,215	27,348	(1,133)	(4.1)%
Total operating costs and expenses	207,380	196,684	10,696	5.4%
Operating income	52,969	37,714	15,255	40.4%
Interest expense, net	72,257	67,173	5,084	7.6%
Equity in loss of unconsolidated joint ventures	7,593	2,958	4,635	156.7%
Minority interest	4,087	3,833	254	6.6%
Other non-operating (income) expenses	(1,574)	(5,482)	3,908	(71.3)%
Loss before income tax expense	(29,394)	(30,768)	1,374	4.5%
Income tax expense	822	827	(5)	(1)
Net loss	(30,216)	(31,595)	1,379	4.4%
Other comprehensive income:
Foreign currency translation (loss) gain	(705)	202	(907)	(1)
Comprehensive loss	$(30,921)	$(31,393)	$472	1.5%

(1)          Not meaningful.

Total Hotel Revenues.   Total hotel revenues increased 11.2% to $250.9 million in 2005 compared to $225.6 million in 2004. RevPAR from our Owned Hotels increased 17.3% to $224 in 2005 compared to $191 in 2004. The components of RevPAR from our Owned Hotels in 2005 and 2004 are summarized as follows:

	2005	2004	Change ($)	Change (%)
Occupancy	80.0%	75.7%	—	5.7%
ADR	$280	$253	$27	11.0%
RevPAR	$224	$191	$33	17.3%

Rooms revenue increased 17.0% to $153.7 million in 2005 compared to $131.4 million in 2004, which is directly attributable to the increase in occupancy and ADR shown above. This growth was driven by our three New York City properties, each of which experienced RevPAR growth exceeding 20% in 2005 compared to 2004. In late 2003 and into 2004, the hotel industry in New York City began undergoing a robust recovery from the downturn that followed the recession of 2001 and the terrorist attacks of September 11, 2001.

Food and beverage revenue increased 3.8% to $85.6 million in 2005 compared to $82.5 million in 2004, driven in part by the increase in hotel occupancy. Since our restaurants and bars are destinations in their own right, with a local customer base in addition to hotel guests, their revenue performance is driven by local market factors in the restaurant and bar business in addition to hotel occupancy. The strongest food and beverage revenue growth was achieved at Delano and Mondrian, which achieved growth of 5.7% and 5.3%, respectively.

Other hotel revenue decreased by 1.0% to $11.6 million in 2005 as compared to $11.7 million in 2004, due to the continued decline of telephone revenues, which is an industry-wide phenomenon primarily caused by the increased use of cell phones. Telephone revenues decreased by $0.7 million from $4.1 million in 2004 to $3.4 million in 2005.

Management Fee—Related Parties.   During 2005 and 2004, management fee—related parties comprised continuing fee income from our contracts to manage our Joint Venture Hotels. Additionally, from November 2003 until its termination in June 2005, management fee revenue also included fees earned on the management contract with the Gramercy Park Hotel. Management fee—related parties increased 7.3% to $9.5 million in 2005 compared to $8.8 million in 2004, due primarily to the increase in hotel revenues.

Operating Costs and Expenses

Rooms expense increased 7.0% to $39.7 million in 2005 compared to $37.1 million in 2004. In particular, this increase took place in the three New York hotels, which experienced the largest increases in occupancies and rooms revenue. Increased occupancies caused increased variable labor costs in housekeeping, bell staff and the front office. The increased occupancy also causes increases in other expenses, such as room supplies and laundry. Increased revenues also result in increased travel agents commission, which is a component of rooms expenses and is a fixed percentage of commissionable revenue.

Food and beverage expense increased 4.7% to $54.3 million in 2005 compared to $51.9 million in 2004. The 4.7% increase in food and beverage expenses from 2004 to 2005 was slightly greater than the 3.8% growth in food and beverage revenues from 2004 to 2005. The increase is primarily due to the phase-in of union pay and benefit rates at Hudson, where food and beverage expenses increased by 7.9% from 2004 to 2005, while revenues only increased by 4.3% from 2004 to 2005.

Other departmental expense increased 31.7 % to $4.5 million in 2005 compared to $3.5 million in 2004, primarily due to a change in the Delano valet parking contract. In May 2005, Delano changed its valet parking contract and now recognizes gross revenues and expenses from the valet parking operation. Prior to the change, Delano only recognized the fee it received from the valet parking operator.

Hotel selling, general and administrative expense increased 4.9% to $51.3 million in 2005 compared to $48.9 million in 2004. Of this $2.4 million increase, $1.2 million was attributable to increased electric and gas costs which are a result of increased utility costs, a trend seen throughout the industry in our hotel markets. An addition $.6 million increase was attributable to increased credit card commissions, which is directly related to the increase in revenues.

Property taxes, insurance and other expense increased 5.6% to $13.3 million in 2005 compared to $12.6 million in 2004, due to increases in insurance premiums and increases in management fees related to our joint venture partner for restaurant and bar operations. These fees are based on revenue.

Corporate expenses increased 17.0% to $18.0 million in 2005 compared to $15.4 million in 2004. This increase is primarily due to an increase in incentive bonus payments in 2005 of $1.2 million, due to the recovery in the business which resulted in bonus targets being achieved to a greater extent than they were in 2004 and inflationary increases.

Depreciation and amortization decreased 4.1% to $26.2 million in 2005 compared to $27.3 million in 2004. Some of our assets, including furniture, fixtures and equipment, are depreciated over five years, and a portion of these assets became fully depreciated during 2005 and 2004.

Interest Expense, net.   Interest expense, net increased 7.6% to $72.3 million in 2005 compared to $67.2 million in 2004. The $5.1 million increase in interest expense, net was due to:

•       increased amortization of deferred financing costs of $9.8 million due to the refinancing of the debt on our five jointly financed U.S. hotel properties (Morgans, Royalton, Hudson, Delano and Mondrian) on June 29, 2005, which required all deferred financing costs related to the old debt to be written off and charged to interest expense, net;

•       prepayment fees of $10.3 million resulting from the June 29, 2005 refinancing; and

•       increased interest expense on mortgage and other debt of $9.4 million due to additional mortgage debt on our five jointly financed U.S. hotels, the proceeds of which were used to pay off more expensive mezzanine debt in the August 2004 refinancing.

Partly offsetting the above increases in interest expense, net was:

•       reduced mezzanine debt interest expense (excluding amortization of deferred financing costs and prepayment fees) of $21.1 million due to the repayment in full during 2004 of a $100.0 million loan and $55.0 million mezzanine debt on Hudson.

The components of “Interest expense, net” in 2005 are summarized as follows:

•       mortgage debt ($37.5 million);

•       mezzanine debt ($12.1 million);

•       other debt ($11.0 million);

•       amortization of financing costs ($15.5 million); offset by

•       interest income ($0.8 million).

The mortgage and mezzanine debt categories include prepayment/exit fees incurred in June 2005, when the existing debt on the five jointly financed U.S hotel properties was re-financed.

The weighted average interest rates in 2005 and 2004 were 10% and 11%, respectively.

Equity in loss of unconsolidated joint ventures increased 156.7% to $7.6 million in 2005 compared to $3.0 million in 2004, due primarily to the loss of revenues and profits, as a result of the terrorist attacks in London which occurred in August 2005 and approximately $2.2 million for the writeoff of deferred financings costs and interest rate protection termination in connection with the refinancing of debt in November 2005. Furthermore, we recognize an increase of $0.4 million for our share in our U.K. joint venture’s tax contingency potential settlement (discussed further in Note 7 to the financial statements).

The components of RevPAR from the Joint Venture Hotels for 2005and 2004 are summarized as follows:

	2005	2004	Change ($)	Change (%)
Occupancy	68.0%	68.3%	—	(0.4)%
ADR	$374	$354	$20	5.7%
RevPAR	$255	$242	$13	5.3%

Other non-operating income in 2005 decreased by $3.9 million to $1.6 million in 2005 compared to $5.5 million in 2004. The decrease is due to non-recurring gains recognized in 2004 which were not recognized in 2005. Other non-operating income recognized only in 2004 was a $4.0 million discount on the repayment of $100.0 million of corporate debt and $2.2 million of a gain on the purchase at a discount of certain creditor claims in connection with the Clift bankruptcy partially offset by impairment charges related to food and beverage operations at Royalton and certain equipment at Hudson. The other non-operating income in 2005 relates to $1.7 million of a gain on the sale of tax credits, which was also a gain in 2004.

Comparison of Year Ended December 31, 2004 To Year Ended December 31, 2003

The following table presents our operating results for the year ended December 31, 2004 and the year ended December 31, 2003, including the amount and percentage change in these results between the two periods.

	2004	2003	Change ($)	Change (%)
	(in thousands)
Revenues:
Rooms	$131,367	$112,257	$19,110	17.0%
Food and beverage	82,475	78,900	3,575	4.5%
Other hotel	11,725	13,030	(1,305)	(10.0)%
Total hotel revenues	225,567	204,187	21,380	10.5%
Management fee—related parties	8,831	6,456	2,375	36.8%
Total revenues	$234,398	$210.643	$23,755	11.3%
Operating Costs and Expenses:
Rooms	37,070	33,520	3,550	10.6%
Food and beverage	51,876	48,252	3,624	7.5%
Other departmental	3,452	4,341	(889)	(20.5)%
Hotel selling, general and administrative	48,944	44,430	4,514	10.2%
Property taxes, insurance and other	12,619	12,979	(360)	(2.8)%
Total hotel operating expenses	153,961	143,522	10,439	7.3%
Corporate expenses	15,375	13,994	1,381	9.9%
Depreciation and amortization	27,348	28,503	(1,155)	(4.1)%
Total operating costs and expenses	196,684	186,019	10,665	5.7%
Operating income	37,714	24,624	13,090	53.2%
Interest expense, net	67,173	57,293	9,880	17.2%
Equity in loss of unconsolidated joint ventures	2,958	3,727	(769)	(20.6)%
Minority interest	3,833	3,346	487	14.6%
Other non-operating (income) expenses	(5,482)	2,077	(7,559)	(1)
Loss before income tax expense	(30,768)	(41,819)	11,051	(26.4)%
Income tax expense	827	652	175	(26.8)%
Net loss	(31,595)	(42,471)	10,876	25.6%
Other comprehensive income:
Foreign currency translation (loss) gain	202	946	(744)	(1)
Comprehensive loss	$(31,393)	$(41,525)	$10,132	(24.4)%

(1)          Not meaningful.

Total Hotel Revenues.   Total hotel revenues increased 10.5% to $225.6 million in 2004 compared to $204.2 million in 2003. RevPAR from our Owned Hotels increased 16.7% to $191 in 2004 compared to $164 in 2003. The components of RevPAR from our Owned Hotels in 2004 and 2003 are summarized as follows:

	2004	2003	Change ($)	Change (%)
Occupancy	75.7%	70.4%	—	7.5%
ADR	$253	$233	$20	8.5%
RevPAR	$191	$164	$27	16.7%

Rooms revenue increased 17.0% to $131.4 million in 2004 compared to $112.3 million in 2003, which is directly attributable to the increase in occupancy and ADR shown above. This growth was driven by our three New York City properties, each of which experienced RevPAR growth exceeding 20% in 2004 compared to 2003. In late 2003, the hotel industry in New York City began undergoing a robust recovery from the downturn that followed the recession of 2001 and the terrorist attacks of September 11, 2001.

Food and beverage revenue increased 4.5% to $82.5 million in 2004 compared to $78.9 million in 2003, driven in part by the increase in hotel occupancy. Since our restaurants and bars are destinations in their own right, with a local customer base in addition to hotel guests, their revenue performance is driven by local market factors in the restaurant and bar business in addition to hotel occupancy. Despite strong occupancy growth at our three New York hotels, Hudson achieved food and beverage revenue growth of 2.3% in 2004 compared to 2003, whereas Royalton and Morgans experienced food and beverage revenue declines of 3.3% and 0.2%, respectively, due to competition from other New York restaurants. The strongest food and beverage revenue growth was achieved at Delano and Mondrian, which achieved growth of 6.2% and 13.2%, respectively.

Other hotel revenue decreased by 10.0% to $11.7 million in 2004 as compared to $13.0 million in 2003, due to the continued decline of telephone revenues, which is an industry-wide phenomenon primarily caused by the increased use of cell phones. Telephone revenues decreased by $0.8 million from $4.9 million in 2003 to $4.1 million in 2004. Additionally, there was a $0.5 million reduction in parking revenues (and an offsetting reduction in parking expenses) at Mondrian as a result of the change in the Mondrian valet parking contract in June 2003 that resulted in a change to the commission structure.

Management Fee—Related Parties.   During 2004 and 2003, management fee—related parties comprised continuing fee income from our contracts to manage our Joint Venture Hotels. Additionally, from November 2003 until its termination in June 2005, management fee revenue also included fees earned on the management contract with the Gramercy Park Hotel. Management fee—related parties increased 36.8% to $8.8 million in 2004 compared to $6.5 million in 2003, due primarily to the fees earned from the Gramercy Park Hotel, which were $1.2 million higher in 2004 compared to 2003. We commenced management of this hotel in November 2003, and fees earned in 2003 were minimal. Our management agreement with this hotel terminated in June 2005. Additionally, management fees earned under the contracts with the two London hotels showed strong growth ($0.7 million increase in 2004) as the London market began to recover from its downturn. Management fees earned from Shore Club also showed strong growth ($0.4 million increase in 2001) as Shore Club, which opened in 2001, became more established in the Miami market.

Operating Costs and Expenses

Rooms expense increased 10.6% to $37.0 million in 2004 compared to $33.5 million in 2003. In particular, this increase took place in the three New York hotels, which experienced the largest increases in occupancies and rooms revenue. Increased occupancies caused increased variable labor costs in housekeeping, bell staff and the front office. The increased occupancy also causes increases in other expenses, such as room supplies and laundry. Increased revenues also result in increased travel agents commission, which is a component of rooms expenses and is a fixed percentage of commissionable revenue. Finally, in 2004 we recognized a one-time expense of $0.6 million resulting from the write-off of certain inventory items previously carried on the balance sheet, such as linens and room supplies, which are now expensed when purchased.

Food and beverage expense increased 7.5% to $51.9 million in 2004 compared to $48.3 million in 2003, due to the phase-in of union pay and benefit rates at Hudson, where food and beverage expenses increased by 15.6%, while revenues only increased by 2.3%. The 7.5% increase in food and beverage expenses from 2003 to 2004 was greater than the 4.5% growth in food and beverage revenues from 2003 to 2004.

Other departmental expense declined 20.5 % to $3.5 million in 2004 compared to $4.3 million in 2003, primarily due to the change in the Mondrian parking contract described above, which resulted in the gross revenues and expenses of the parking operation being transferred to the books of the third-party parking company.

Hotel selling, general and administrative expense increased 10.2% to $48.9 million in 2004 compared to $44.4 million in 2003.

•       This increase was primarily attributable to higher advertising and promotion expenses, which increased by $2.1 million. The increase of $2.1 million is attributable to increased sales commissions ($0.6 million increase in 2004 as compared to 2003) and a return of other sales and marketing expenses to more normal levels after internal spending restrictions imposed during the Iraq War were lifted.

•       Administrative and general expenses, which consist primarily of payroll and related costs, professional fees, travel expenses and office rent, increased by $0.9 million. This increase was directly attributable to increased credit card commissions ($0.6 million increase), which is directly attributable to the increase in revenues.

•       Repair and maintenance expenses increased by $1.0 million due to the increase in hotel occupancies, which led to greater wear and tear on the properties and higher needs for maintenance. Despite this increase, repairs and maintenance expense as a percentage of total hotel revenues remained steady at approximately 4% in 2004.

Property taxes, insurance and other expense decreased 2.8% to $12.6 million in 2004 compared to $13.0 million in 2003, due to reductions achieved in property insurance as insurance market conditions improved in 2004 compared to 2003.

Corporate expenses increased 9.9% to $15.4 million in 2004 compared to $14.0 million in 2003, primarily attributable to an increase in incentive bonus payments in 2004 of $0.9 million, due to the recovery in the business which resulted in bonus targets being achieved to a greater extent than they were in 2003.

Depreciation and amortization decreased 4.1% to $27.3 million in 2004 compared to $28.5 million in 2003. Some of our assets, including furniture, fixtures and equipment, are depreciated over five years, and a portion of these assets became fully depreciated during 2003 and 2004.

Interest Expense, net.   Interest expense, net increased 17.2% to $67.2 million in 2004 compared to $57.3 million in 2003. The $9.9 million increase in interest expense, net was due to:

•       $3.4 million increase in amortization of deferred financing costs, as a result of the write-off of all remaining deferred financing costs related to $100 million of mezzanine debt and $255 million of mortgage debt in connection with a refinancing of that debt in August 2004; and

•       $5.7 million increase in extension fees, exit fees and other fees relating to the $255 million of mortgage debt secured on Morgans, Royalton, Delano and Mondrian that was refinanced in August 2004.

The components of “Interest expense, net” in 2004 are summarized as follows:

•       mortgage debt ($32.6 million);

•       mezzanine debt ($23.5 million);

•       other debt ($5.8 million);

•       amortization of financing costs ($5.6 million); offset by

•       interest income ($0.3 million).

The weighted average interest rates in 2004 and 2003 were 11% and 10%, respectively.

Equity in loss of unconsolidated joint ventures decreased 20.6% to $3.0 million in 2004 compared to $3.7 million in 2003, due primarily to the improved revenues and profits of our U.K. food and beverage joint venture—specifically the food and beverage operations and bars at St Martins Lane and the bars at Sanderson.

The components of RevPAR from the Joint Venture Hotels for 2003 and 2004 are summarized as follows:

	2004	2003	Change ($)	Change (%)
Occupancy	68.3%	61.2%	—	11.6%
ADR	$354	$314	$40	12.8%
RevPAR	$242	$192	$50	25.9%

Other non-operating (income) expense in 2004 improved by $7.6 million to income of $5.5 million in 2004 compared to expense of $2.1 million in 2003. Other non-operating (income) expense in 2004 was primarily comprised of a $4.0 million discount on the repayment of $100.0 million of corporate debt, $2.2 million of a gain on the purchase at a discount of certain creditor claims in connection with the Clift bankruptcy and $1.7 million of a gain on the sale of tax credits. These amounts were partially offset by $0.8 million in impairment charges related to food and beverage operations at the Royalton and certain equipment at the Hudson. Other non-operating (income) expense in 2003 included a $2.6 million provision related to a contract with a third-party. This was partially offset by the $0.4 million increase in Clift bankruptcy expenses and the $0.5 million one-time impact of the consolidation of Royalton food and beverage operations in 2004. In August 2003, Clift Holdings LLC, our wholly-owned subsidiary which owned Clift filed for voluntary Chapter 11 bankruptcy protection. In October 2004, Clift Holdings LLC emerged out of bankruptcy protection pursuant to a plan of reorganization whereby Clift Holdings LLC sold the hotel to an unrelated party for $71.0 million and then leased it back for a 99-year lease term. This transaction is accounted for as a financing.

Income tax expense increased 26.8% to $0.8 million in 2004 compared to $0.7 million in 2003 due to increased revenues from the U.K. hotels, plus the change in the U.S. dollar/British pound exchange rate from 2003 to 2004.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures directly associated with our properties, including:

•       recurring maintenance capital expenditures necessary to maintain our properties properly;

•       interest expense and scheduled principal payments on outstanding indebtedness; and

•       capital expenditures incurred to improve our properties.

During the years presented, we have funded our short-term liquidity requirements through various sources of capital, including our operating activities, working capital and contributions from our predecessor company’s members. In future periods, we expect our primary sources of cash will come from the operations of our hotels, our working capital and amounts available under our revolving credit facility. To the extent that cash flows from operations are insufficient during any quarter, due to temporary or seasonal fluctuations in revenues, we may have to enter into short-term borrowings to meet cash requirements.

Our short-term liquidity requirements include $2.8 million after March 2006 to fund the Chevron put described further in Note 5 of the financial statements  and working capital to fund our reserve accounts. Our reserve accounts consist of restricted cash that is swept by our lenders beginning on the ninth day of each month to fund monthly debt service payments, property, sales and occupancy taxes and insurance premiums of our hotels. After funding these reserve accounts, we fund operating expenses, our furniture, fixtures and equipment reserve (approximately 4% of total revenues) and interest on our mezzanine loans.

The purchase of the property across Collins Avenue from Delano for approximately $14.3 million closed in January 2006. We financed this purchase with cash from working capital and the issuance of a $10.0 million promissory note by us to the seller, which initially bears interest at 7%.

The purchase of the James Hotel Scottsdale is scheduled to close in April 2006. We paid an initial 10% deposit at the time of signing of the purchase agreement in January 2006. We expect to finance the remaining approximately $42.8 million of purchase price out of the net proceeds of our initial public offering, which may be later replaced with permanent mortgage financing. The Company’s initial public offering was completed on February 14, 2006 and net proceeds to the company are estimated to be $275.0 million. See below for further discussion on the use of the initial public offering net proceeds.

We plan to renovate several of our existing hotel properties over the next two years at an estimated cost of between $50.0 million and $60.0 million, including the renovation of the James Hotel Scottsdale and the extension of Delano. We also expect to spend additional amounts on pre-development of Delano Las Vegas and Mondrian Las Vegas (as described below). We expect to fund these activities through existing balances, restricted cash, free cash flow and borrowings under our revolving credit facility.

Once non-recourse project financing has been obtained for our Boyd Gaming Corporation joint venture in Las Vegas (which we expect to obtain by June 30, 2008), we have agreed to contribute approximately $97.5 million in cash to the joint venture ($15.0 million to $17.5 million of which will already have been contributed as part of predevelopment during 2006 and 2007, with approximately half of such amounts to be paid in 2006 and the first quarter of 2007 and the other half to be paid in the second quarter of 2007). We expect to fund this contribution through free cash flow and borrowings under our revolving credit facility.

Subsequent to December 31, 2005 and concurrent with the completion of our initial public offering, the Company paid down $294.6 of long-term debt which included outstanding principal and interest (see Note 6 of the financial statements), paid in full the preferred equity in Clift due to a related party of $11.1 million which included outstanding interest (see Note 5 of the financial statements), distributed

$19.4 million to related parties and entered into an $80.0 million term loan which matures in 2009.  We anticipate that the pay down of this indebtedness will result in savings on interest expense and increased cash flow in future periods. We believe this new capital structure, including new revolving credit facility and cash flow from operations will provide us with sufficient liquidity to meet our operating expenses and other expenses directly associated with our business and properties.

Our long-term liquidity requirements consist primarily of funds necessary to pay for scheduled debt maturities, renovations, expansions and other non-recurring capital expenditures that need to be made periodically to our properties, and the costs associated with acquisitions of properties that we pursue. Our long-term liquidity requirements are also affected by a potential liability to a designer for which we have accrued $6.3 million (see Note 5 of the Notes to the financial statements) and the phase-out from July 2008 through July 2012 of approximately $3.1 million in annual benefits resulting from the property tax abatement at Hudson. During the years presented, we have funded our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations and long-term property mortgage indebtedness. We believe that these sources of capital will continue to be available to us in the future to fund our long-term liquidity requirements. However, there are certain factors that may have a material adverse effect on our access to these capital sources. Our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by existing lenders. See “—Capital Expenditures and Reserve Funds”.

Operating Activities.   Net cash provided by operating activities was $19.9 million for 2005 compared to $22.8 million of cash used in operating activities for 2004. The increase in cash provided by operating activities was due to increased earnings before depreciation and amortization in the year ended December 31, 2005 and payments of accrued interest made on the refinancing of debt in the year ended December 31, 2004.

Net cash used in operating activities was $22.8 million for 2004 compared to $7.1 million of cash provided by operating activities for 2003. The negative cash from operating activities in 2004 primarily resulted from the debt refinancing that took place in August 2004, which resulted in all accrued interest of $27.1 million on a $100.0 million mezzanine loan being paid in full, including approximately $12.0 million of accrued interest at December 31, 2003. Additionally, with the sale and leaseback of Clift in October 2004, the accrued interest of $14.5 million on the Clift senior debt and a junior secured obligation of $5.8 million net of debt discount were paid in full in 2004—the two items totaling approximately $13.0 million at December 31, 2003.

Investing Activities.   Net cash used in investing activities amounted to $20.3 million for 2005 compared to $12.6 million for 2004. The significant investing activities are summarized below:

•       we funded $5.6 million and $5.2 million during 2005 and 2004, respectively, for capital expenditures for renewals, replacements and room renovations;

•       we funded, net of withdrawals, $15.7 million and $2.7 million into reserves for capital replacements during 2005 and 2004, respectively;

•       we funded $5.0 million as a deposit on the purchase of James Hotel Scottsdale in December 2005;

•       we funded $12.4 million and $4.9 million during 2005 and 2004, respectively, to our non-consolidated joint ventures, including $5.3 million and $3.4 million in 2005 and 2004, respectively, to Morgans Hotel Group London Limited (a wholly-owned subsidiary of Morgans Hotel Group Europe Limited, the joint venture operating company for our U.K. hotels) to fund debt service shortfalls resulting from the substantial principal amortization requirements of our existing U.K. debt and, in 2005, $4.9 million to acquire a one-third interest in Blackacre’s Class B and Class C membership interests in Shore Club. The funding to Morgans Hotel Group London Limited increased in 2005 compared to 2004 due to increased principal amortization, interest and loan fees incurred by Morgans Hotel Group London Limited due to its inability to satisfy these obligations without additional funding from its stockholders; and

•       Offsetting the cash used in investing, distributions from our non-consolidated joint ventures were received during 2005. In November 2005,  Morgans Hotel Group London Limited and Shore Club refinanced their debt and distributed approximately $9.7 million and $6.7 million, respectively to the Company.

Net cash used in investing activities amounted to $12.6 million for 2004 compared to $9.1 million used in investing activities for 2003. The significant investing activities are summarized below:

•       we disbursed $5.2 million and $4.3 million during 2004 and 2003, respectively, related to capital expenditures for renewals, replacements and major capital programs;

•       we funded, net of withdrawals, $2.7 million and $1.9 million into reserves for capital replacements during 2004 and 2003, respectively; and

•       we funded $4.9 million and $3.0 million during 2004 and 2003, respectively, to our non-consolidated joint ventures, primarily Morgans Hotel Group Europe Limited., the joint venture operating company for our U.K. hotels to fund debt service shortfalls.

Financing Activities.   Net cash provided by financing activities amounted to $9.3 million for 2005 compared to $44.6 million for 2004.

Net cash provided by financing activities amounted to $44.6 million for 2004 compared to $3.7 million provided by financing activities for 2003 and $13.0 million provided by financing activities for 2002.

The significant recent financing activities are described below:

•       In 2005, the debt on five of our hotels in the United States was refinanced for a total of $580.0 million. In addition to repayment of the debt being refinanced and payment of deferred costs, approximately $100.9 million was distributed to Morgans Hotel Group LLC, the majority of which was used to repay convertible debt and preferred equity of Income Opportunity Fund, an investor in Morgans Hotel Group LLC. No distributions were made to Morgans Hotel Group LLC’s equity holders.

•       In 2004, the prior debt on five of our hotels in the United States was refinanced for a total of $475.0 million, which was used to repay the existing debt on these hotels. An additional $75.0 million debt repayment was funded from the sale of a hotel by our predecessor’s equity owners, which enabled us to repay in full a $100.0 million mezzanine loan. Additionally, Clift exited bankruptcy through a sale and leaseback transaction for total proceeds of $71.0 million, which is accounted for as a financing. The sale and leaseback transaction enabled the former debt on this hotel to be paid off in full.

Debt

Our debt consists primarily of mortgage notes payable and mezzanine loans in the amount of $579.0 million as of December 31, 2005 secured by five hotels (the “5 Hotel Debt”). The 5 Hotel Debt bears interest at a blended rate of the 30-day LIBOR rate (4.4% at December 31, 2005) plus 360 basis points. The 5 Hotel Debt matures in June 2007. Subsequent to December 31, 2005 and in connection with the completion our initial public offering in February 2006, we have paid down all of our mezzanine 5 Hotel debt (which amounted to $105.5 million outstanding at December 31, 2005) and $192.4 million of our mortgage 5 Hotel Debt resulting in a outstanding mortgage debt of $285.0 under the 5 Hotel Debt arrangement which matures in 2010. Furthermore, we have maintained an interest rate cap for the remaining mortgage amount of 5 Hotel Debt and entered into a forward starting swap that will effectively cap the interest rate on the remaining 5 Hotel Debt through the extended maturity date in June 2010.

The prepayment clause permits us to prepay in whole or in part the 5 Hotel Debt on any payment date, along with a Spread Maintenance Premium (equal to the amount of the prepayment multiplied by the applicable LIBOR margin multiplied by the ratio of the number of months between the prepayment date and July 2006 divided by 12) and an Exit Fee (equal to 0.25% of the prepayment amount). As the 5 Hotel Debt was prepaid in February 2006 with proceeds of our initial public offering, the Spread Maintenance Premium and Exit Fees were waived except on prepayments of the Class A Portion of our mortgage notes, which we did not prepay. There were no prepayment fees associated with the portion of the debt we repaid.

The 5 Hotel Debt loan documents prohibit the incurrence of additional debt on these hotels unless a prepayment occurs as a result of an initial public offering. In the event of a prepayment with proceeds of such an offering, we may borrow up to the original amount of the loan subject to certain conditions, such as not increasing debt service costs. The 5 Hotel Debt also contains certain covenants including debt service coverage requirements . The debt service coverage covenant requires that the adjusted net cash flow of the hotels, as defined, must not be less than 1.05 times the debt balance multiplied by an imputed interest rate of 8.68%. The debt service coverage ratio increases each year, reaching 1.15 in July 2009. As of December 31, 2005 we were in compliance with the debt service coverage covenant and we are in compliance subsequent to the completion of the initial public offering and repayment of debt.

We lease Clift under a 99-year non-recourse lease agreement expiring in 2103. The lease is accounted for as a financing with a balance of $75.1 million at December 31, 2005. The lease payments are $2.8 million per year through October 2006 and $6.0 million per year through October 2014 with inflationary increases at five-year intervals thereafter beginning in October 2014.

We lease two condominium units at Hudson which are reflected as capital leases with balances of $6.1 million at December 31, 2005. Currently annual lease payments total approximately $800,000 and are subject to increase in line with inflation. The leases expire in 2096 and 2098. We also have capital lease obligations related to equipment of $0.4 million at December 31, 2005.

Existing Borrowings

As of February 17, 2006, material borrowings are as follows:

•       A $285.0 million first mortgage note, which bears interest at LIBOR (4.4% and 2.3% at December 31, 2005 and December 31, 2004, respectively) plus a spread of 100 basis points. The note is scheduled to mature June 2010 as a result of our exercise of three consecutive one-year extension options, provided that certain conditions are met at the start of each one-year extension. The note may not be prepaid, in whole or in part, unless the following provisions as set forth in each related security instrument are followed:

•       the lender has received at least 30 but not more than 90 days’ notice of such prepayment;

•       all accrued interest and any other amounts due are paid;

•       any partial prepayment is in a minimum amount of not less than $25,000 and is in multiples of $1,000 in excess thereof;

•       any partial prepayment of principal amounts will be applied to the last amount due and shall not relieve us of minimum principal amortization payments; and

•       all prepayment fees are paid.

The note contains certain covenants including debt service coverage requirements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Debt” on page 80 for a discussion of such requirements. We are required to fund reserve accounts to cover monthly debt service payments. We are also required to fund reserves for property, sales and occupancy taxes, insurance premiums, capital expenditures and the operation and maintenance of our hotels. Reserves are deposited into restricted cash accounts and are released as certain conditions are met. Our subsidiary borrowers are not permitted to have any liabilities other than certain ordinary trade payables, purchase money indebtedness and capital lease obligations. Furthermore, our subsidiary borrowers are not permitted to incur additional mortgage debt or partnership interest debt without complying with various covenants or obtaining the prior written approval of the lender. In addition, we are not permitted to transfer more than 49% of the interest in our subsidiary borrowers without the prior written consent of the lender.

The mortgage note is secured by a first mortgage on Morgans, Royalton, Hudson, Delano and Mondrian.

•       In October 2004, when Clift emerged from bankruptcy, we sold the hotel for $71 million and then leased it back for a 99-year lease term. Due to our continued involvement, this transaction is treated as a financing. Under the 99-year lease, our wholly-owned subsidiary, Clift Holdings LLC, is required to fund operating shortfalls, including the lease payments, and to fund all capital expenditures. The annual lease payments, which are payable in monthly installments, are as follows:

•        $2.8 million for the first two years following the commencement of the lease,

•        $6 million for the third through tenth year following the commencement of the lease, and

•        an amount that is reset every five years for the remainder of the lease term based on the percentage change in the consumer price index, subject, however, to certain maximum and minimum limitations on the amount of increase.

•       £107.5 million loan (approximately $184.9 million based on the British pound/U.S. dollar exchange rate provided by www.oanda.com as of December 31, 2005) to Morgans Hotel Group London Limited, a wholly-owned subsidiary of our 50% owned joint venture vehicle, Morgans Hotel Group Europe Limited. The debt bears interest at a weighted average of approximately 6.3%. The loan has a five-year term and contains certain covenants including debt service coverage requirements. The loan may be prepaid, in whole or in part, subject to certain conditions, upon notice. Morgans Hotel Group London Limited is the party liable under the loan.

The loan is secured by a first mortgage on Sanderson and St. Martins Lane.

Description of Our Concurrent Financings

Concurrently with the closing of our initial public offering, our operating company, Morgans Group LLC, entered into a three-year revolving credit facility of $125.0 million, with an option to add one or more incremental revolving loan facilities of up to $25.0 million.

The revolving credit facility is unconditionally guaranteed by Morgans Hotel Group Co., three direct or indirect wholly-owned subsidiaries of Morgans Group LLC (MMRDH Parent Holding Company LLC, MMRDH Junior Mezz Holding Company LLC and MMRDH Intermediate Mezz Holding Company LLC), which we refer to as the Guarantors, and MHG Management Company.

In connection with the Formation and Structuring Transactions, Morgans Hotel Group Co. assumed Morgans Hotel Group LLC’s guarantee of the MHG Management Company secured three-year term loan facility of $80.0 million. The term loan facility is unconditionally guaranteed by the Guarantors and Morgans Group LLC.

The facilities were proposed to have been secured by a first-priority security interest in substantially all the assets of Morgans Group LLC, MHG Management Company and each of the Guarantors, including a first-priority pledge of all the capital stock held by Morgans Group LLC, MHG Management Company and the Guarantors and a first-priority security interest in substantially all tangible and intangible assets of Morgans Group LLC, MHG Management Company and the Guarantors. Our ability to provide the requested pledges is subject to the satisfaction or waiver of certain conditions under the terms of our mortgage debt (including that we receive “no-downgrade” letters from the ratings agencies with respect to the securitization facilities in which our existing mortgage indebtedness has been included and that the maturity date of these new loans is later than the maturity date of the mortgage debt) and these have not yet been satisfied or waived. Our lenders have agreed to make the loans on an unsecured basis. We and our lenders have agreed to use commercially reasonable efforts to satisfy the required conditions (or obtain relevant waivers) as soon as practicable.

The term loan facility amortizes in equal quarterly installments in an amount equal to 0.25% of the original principal amount, commencing with the third quarter of 2006, with the balance payable at the final maturity.

The interest rate per annum applicable to the loans is a fluctuating rate of interest measured by reference to, at our election, either adjusted LIBOR or an alternative base rate, plus a borrowing margin. Alternative base rate loans will have an initial borrowing margin of 1.0%. Adjusted LIBOR loans will have an initial borrowing margin of 2.0%. If we have not provided the requested pledges referred to above by April 1, 2006, the margin on alternative base rate loans and adjusted LIBOR loans will increase by 1.5% until we provide the requested pledges. An increase of 1.5% on our term loan facility would increase our annual interest expense by approximately $1.2 million. The revolving credit facility initially is undrawn as of March    , 2006. If that facility were fully drawn, an increase of 1.5% on our revolving credit facility would increase our annual interest expense by approximately $1.9 million. After the full first quarter after the closing of the revolving credit facility, the borrowing margins under the revolving credit facility may vary depending on our total leverage ratio.

The facilities require us to maintain for each four-quarter period an adjusted debt to adjusted EBITDA ratio of no more than 6.5x, an adjusted EBITDA to fixed charges ratio of no less than 2.0x, and a senior secured indebtedness to adjusted EBITDA ratio of not more than 5.0x. The facilities contain, among other things, a covenant prohibiting us from paying dividends on our common stock.

At closing, the term loan facility was fully funded but our revolving credit facility is undrawn and will be available on a revolving basis for general corporate purposes, including acquisitions.

Contractual Obligations

The following table summarizes our future payment obligations and commitments as of December 31, 2005:

	Payments due by period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
	(in thousands)
Mortgage Notes Payable	$577,968	$5,157	$572,811
Interest on Notes Payable	$84,761	$42,579	$42,182
Capitalized Lease Obligations including amounts representing interest	$120,244	$667	$1,752	$489	$117,337
Operating Lease Obligations	$24,982	$526	$1,027	$532	$22,897
Preferred Equity in Clift due NorthStar including interest	$11,094	$11,094
Clift pre-petition liabilities	$3,416	$978	$2,438
Payable due investor member of Hudson Leaseco LLC.	$2,855	$2,855
Purchase of James Hotel Scottsdale	$43,000	$43,000
Purchase of Delano extension	$3,650	$3,650

The following table summarizes our future payment obligations and commitments as of February 17, 2006, subsequent to our initial public offering:

	Payments due by period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
	(in thousands)
Mortgage Notes Payable	$285,000	$—	$—	$285,000
Interest on Notes Payable	$68,265	$15,170	$45,510	$7,585
Capitalized Lease Obligations including amounts representing interest	$120,244	$667	$1,752	$489	$117,337
Operating Lease Obligations	$24,982	$526	$1,027	$532	$22,897
Clift pre-petition liabilities	$3,416	$978	$2,438
Payable due investor member of Hudson Leaseco LLC	$2,855	$2,855
Purchase of James Hotel Scottsdale	$43,000	$43,000

We have a 50/50 joint venture with Chodorow Ventures (“Chodorow”) for the purpose of owning and operating restaurants, bars and other food and beverage operations at certain of our hotels. Currently, the joint venture operates the restaurants in Morgans, Hudson, Delano, Mondrian, Clift, Sanderson and St. Martins Lane as well as the bars in Delano, Sanderson and St. Martins Lane. Pursuant to various agreements, the joint venture leases space from the hotel and pays a management fee to Chodorow or its affiliates. The management fee is equal to 3% of the gross revenues generated by the operation. The agreements expire between 2007 and 2010 and generally have two five year renewal periods at the restaurant venture’s option.

Seasonality

The hospitality business is seasonal in nature and we experience some seasonality in our business as indicated in the table below. Our Miami hotels are strongest in the first quarter, whereas our New York hotels are strongest in the fourth quarter. Quarterly revenues also may be adversely affected by events beyond our control, such as extreme weather conditions, terrorist attacks or alerts, natural disasters, airline strikes, economic factors and other considerations affecting travel. Room revenues by quarter for our Owned Hotels during 2004 and 2005 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions)
Rooms Revenue
2004	$30.0	$33.2	$30.1	$38.0
2005	$35.4	$38.9	$36.6	$42.8

To the extent that cash flows from operations are insufficient during any quarter, due to temporary or seasonal fluctuations in revenues, we may have to enter into additional short-term borrowings to meet cash requirements.

Capital Expenditures and Reserve Funds

We are obligated to maintain reserve funds for capital expenditures at our hotels as determined pursuant to our debt and lease agreements. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. Our debt and lease agreements require us to reserve funds at amounts equal to 4% of the hotel’s revenues and require the funds to be set aside in restricted cash. In addition, the restaurant joint ventures require the ventures to set aside restricted cash of between 2% to 4% of gross revenues of the restaurant. As of December 31, 2005, $7.2 million was available in restricted cash reserves for future capital expenditures. In addition, under our existing loan agreements, as of December 31, 2005, we had funded a $15.1 million reserve for major capital improvements and were obligated to fund an additional $5.0 million into this reserve in the 12 months commencing June 30, 2005, and an additional $1.0 million in each of the subsequent 12-month periods.

We plan to renovate several of our hotel properties over the next two years at an estimated cost of between $50.0 million to $60.0 million, including the renovation of the James Hotel Scottsdale and the extension of Delano. We also expect to spend additional amounts during 2006 and 2007 on pre-development of Delano Las Vegas and Mondrian Las Vegas ($15.0 million to $17.5 million). The majority of our capital expenditures at our existing hotels are expected to be funded from these restricted cash and reserve accounts. Our capital expenditures could increase if we decide to acquire, renovate or develop hotels or additional space at existing hotels.

Derivative Financial Instruments

We use derivative financial instruments to manage our exposure to the interest rate risks related to our variable rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. We generally will use outside consultants to determine the fair value of our derivative financial instruments. Such methods incorporate standard market conventions and techniques such as discounted cash flow and option pricing models to determine fair value. We believe these methods of estimating fair value result in general approximation of value, and such value may or may not be realized.

On June 29, 2005 we entered into an interest rate cap agreement for $580.0 million, the full amount of debt secured by five hotels, with a LIBOR cap of 4.25%. We recognize the change in the fair value of this agreement in interest expense.

On February 18, 2006, subsequent to our initial public offering, we entered in to an interest rate forward starting swap that will effectively cap the interest rate on the remaining 5 Hotel Debt through the extended maturity date in June 2010. This forward has been deemed effective per the application of SFAS 133 and we intend to recognize the change in fair value of this agreement in other comprehensive income.

Off-Balance Sheet Arrangements

We own interests in two hotels through a 50/50 joint venture known as Morgans Hotel Group Europe Limited with Burford Hotels Ltd., or Burford. Morgans Hotel Group Europe Limited owns two hotels located in London, England, St. Martins Lane, a 204-room hotel, and Sanderson, a 150-room hotel. Net income or loss and cash distributions or contributions are allocated to the partners in accordance with ownership interests. At December 31, 2005, our book investment in Morgans Hotel Group Europe Limited was $9.4 million. We account for this investment under the equity method of accounting. Our equity in loss of the joint venture amounted to $7.6 million, $2.1 million, and $2.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Under a management agreement with Morgans Hotel Group Europe Limited, we earn management fees and a reimbursement for allocable chain service and technical service expenses. The management fees are equal to 4.0% of total hotel revenues, including food and beverage, the reimbursement of allocable chain expenses are currently recovered at approximately 2.5% of hotel revenues excluding food and beverage and the technical services fees are a recovery of project specific costs. We also are entitled to an incentive management fee and a capital incentive fee. We did not earn any incentive fees during the years ended December 31, 2005, 2004, and 2003.

See Existing Borrowings for a description of the debt.

Related Party Transactions

We have in the past engaged in and currently engage in a number of transactions with related parties. Please see “Related Transactions” for a discussion of these and other transactions with related parties.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our combined financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

We evaluate our estimates on an ongoing basis. We base our estimates on historical experience, information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the most significant judgments and estimates used in the preparation of our combined financial statements.

•       Impairment of long-lived assets. We periodically review each property for possible impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. In this analysis of fair value, we use discounted cash flow analysis to estimate the fair value of our properties taking into account each property’s expected cash flow from operations, holding period and net proceeds from the dispositions of the property. The factors we address in determining estimated net proceeds from disposition include anticipated operating cash flow in the year of disposition, terminal capitalization rate and selling price per room. Our judgment is required in determining the discount rate applied to estimated cash flows, the growth rate of the properties, the need for capital expenditures, as well as specific market and economic conditions. Additionally, the classification of these assets as held-for-sale requires the recording of these assets at our estimate of their fair value less estimated selling costs which can affect the amount of impairment recorded.

•       Depreciation and amortization expense. Depreciation expense is based on the estimated useful life of our assets. The respective lives of the assets are based on a number of assumptions made by us, including the cost and timing of capital expenditures to maintain and refurbish our hotels, as well as specific market and economic conditions. Hotel properties and other completed real estate investments are depreciated using the straight-line method over estimated useful lives of 39.5 years for buildings and five years for furniture, fixtures and equipment. While our management believes its estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income or the gain or loss on the sale of any of our hotels or other assets. We have not changed the estimated useful lives of any of our assets during the periods discussed.

•       Derivative instruments and hedging activities. Derivative instruments and hedging activities require us to make judgments on the nature of our derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported as a component of interest expense in the consolidated and combined statements of operations or as a component of equity on the consolidated and combined balance sheets. While we believe our judgments are reasonable, a change in a derivative’s fair value or effectiveness as a hedge could affect expenses, net income and equity. None of our derivatives held during the periods presented qualified for effective hedge accounting treatment.

•       Consolidation Policy. We evaluate our variable interests in accordance with FIN 46R to determine if they are variable interests in variable interest entities. Certain food and beverage operations at five of our Owned Hotels are operated under 50/50 joint ventures. We believe that we are the primary beneficiary of the entities because we absorb the majority of the restaurant ventures’ expected losses and residual returns. Therefore, the restaurant ventures are consolidated in our financial statements with our partner’s share of the results of operations recorded as minority interest in the accompanying financial statements. We own partial interests in the Joint Venture Hotels and certain food and beverage operations at two of the Joint Venture Hotels. We account for these investments using the equity method as we believe we do not exercise control over significant asset decisions such as buying, selling or financing nor are we the primary beneficiary of the entities. Under the equity method, we increase our investment in unconsolidated joint ventures for our proportionate share of net income and contributions and decrease our investment balance for our proportionate share of net loss and distributions.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Some of our outstanding debt has a variable interest rate. As described in “Management’s Discussion and Analysis of Financial Results of Operations—Derivative Financial Instruments” above, we use some derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of December 31, 2005, our total outstanding debt, including capitalized lease obligations, was approximately $659.6 million, of which approximately $578.2 million, or 87.6%, was variable rate debt. Our agreement caps LIBOR at 4.25% and expires in July 2007. At December 31, 2005, the LIBOR rate was 4.4%, thereby making our cap in the money. An increase in market rates of interest will not impact our interest expense. If market rates of interest on our variable rate debt decrease by 1.0%, or 100 basis points, the decrease in interest expense would increase pre-tax earnings and cash flows by approximately $4.9 million annually. If market rates of interest increase by 1.0%, or approximately 100 basis points, the fair value of our fixed rate debt would decrease by approximately $9.4 million. If market rates of interest decrease by 1.0%, or approximately 100 basis points, the fair value of our fixed rate debt would increase by $12.3 million.

Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments and future cash flows. These analyses do not consider the effect of a reduced level of overall economic activity. If overall economic activity is significantly reduced, we may take actions to further mitigate our exposure. However, because we cannot determine the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

Currency Exchange Risk

As we have international operations with our two London hotels, currency exchange risk between the U.S. dollar and the British pound arises as a normal part of our business. We reduce this risk by transacting this business in British pounds. We have not repatriated earnings from our London hotels because of our historical net losses in our United Kingdom operations. As a result, any funds repatriated from the United Kingdom are considered a return of capital and require court approval. A change in prevailing rates would have, however, an impact on the value of our equity in Morgans Hotel Group Europe Limited. The U.S. dollar/British pound currency exchange is currently the only currency exchange rate to which we are directly exposed. Generally, we do not enter into forward or option contracts to manage our exposure applicable to net operating cash flows. We do not foresee any significant changes in either our exposure to fluctuations in foreign exchange rates or how such exposure is managed in the future.

ITEM 8                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated and combined financial statements of Morgans Hotel Group Co. and the notes related to the foregoing financial statements, together with the independent registered public accounting firm’s reports thereon, are set forth on pages F-1 through F-25 of this report.

ITEM 9                   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.   CONTROLS AND PROCEDURES

Attached as exhibits to this Form 10-K are certifications of the Company’s Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.

Disclosure Controls and Procedures

The management of the Company established and maintains disclosure controls and procedures that are designed to ensure that material information relating to the Company and its subsidiaries required to be disclosed in the reports that are filed or submitted under the 1934 Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company’s management conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

There have been no changes in the Company’s internal control over financial reporting during the most recent quarter ended December 31, 2005 that have materially affected, or are reasonably likely to affect, internal controls over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) or our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

ITEM 9B.       OTHER INFORMATION

Not applicable.

PART III

ITEM 10            DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our board of directors consist of 7 members. In accordance with the independence requirements of Rule 10A-3(b) under the Exchange Act and independent director standards of the Nasdaq Stock Market, Inc., a majority of our directors will be independent after the consummation of our initial public offering.

The following table sets forth information concerning the individuals who will be our directors and executive officers upon the consummation of the offering. Ages are as of March 27, 2006.

Name	Age	Position
David T. Hamamoto	46	Chairman of the Board of Directors
W. Edward Scheetz	41	President, Chief Executive Officer and Director
Marc Gordon	41	Chief Investment Officer and Executive Vice President of Capital Markets
Richard Szymanski	48	Chief Financial Officer
Edwin L. Knetzger, III	54	Director
Lance Armstrong	34	Director
Fred J. Kleisner	61	Director and Chairman of the Audit Committee
Thomas L. Harrison	58	Director
Robert Friedman	50	Director

The following is a biographical summary of the experience of our directors and executive officers:

David T. Hamamoto is the Chairman of our Board of Directors. In 1997, Mr. Hamamoto co-founded NorthStar Capital Investment Corp. with W. Edward Scheetz and currently is the Co-Chairman of its Board of Directors and its Co-Chief Executive Officer. Prior to that time, Mr. Hamamoto was a partner, co-head and co-founder of the Real Estate Principal Investment Area at Goldman, Sachs & Co. Additionally, Mr. Hamamoto serves on the boards of NorthStar Capital Investment Corp., NorthStar Realty Finance Corp., Koll Development and MDLinx. Mr. Hamamoto is also the President and Chief Executive Officer of NorthStar Realty Finance Corp., a NYSE-listed commercial real estate company. Mr. Hamamoto received a Bachelor of Science degree from Stanford University and a Master of Business Administration from the Wharton School of the University of Pennsylvania.

W. Edward Scheetz is our President, Chief Executive Officer and one of our Directors. In July 1997, Mr. Scheetz co-founded NorthStar Capital Investment Corp. with David T. Hamamoto, and currently is the Co-Chairman of its Board of Directors and its Co-Chief Executive Officer. Since NorthStar Capital Investment Corp.’s investment in 1997 in our predecessor company, Mr. Scheetz has been a member of the Board of our predecessor company. Mr. Scheetz also serves on the boards of NorthStar Capital Investment Corp., NorthStar Realty Finance Corp. (where he is the Chairman), Koll Development, 401Kexchange.com and tutor.com and serves on the Investment Committee of NS Advisors. Prior to founding NorthStar Capital, Mr. Scheetz was a partner at Apollo Real Estate Advisors from 1993 to 1997, where he was responsible for the investment activities of Apollo Real Estate Investment Fund I and II, which included, among others, financing the development of Delano and certain of our other projects. Mr. Scheetz received an A.B. in economics from Princeton University.

Marc Gordon is our Chief Investment Officer and Executive Vice President of Capital Markets. Prior to joining us, Mr. Gordon served as a Vice President of NorthStar Capital Investment Corp. At NCIC, Mr. Gordon was responsible for the origination, structuring and negotiation of investment and financing transactions as well as the raising of capital for NCIC’s investment activities. Mr. Gordon joined NCIC in October 1997. Prior to joining NCIC, Mr. Gordon was a Vice President in the Real Estate Investment Banking Group at Merrill Lynch & Co., where he executed corporate finance and strategic transactions for public and private real estate ownership companies, including REITs, real estate service companies, and hospitality companies. Mr. Gordon graduated from Dartmouth College with an A.B. in economics and also holds a J.D. from the UCLA School of Law.

Richard Szymanski is our Chief Financial Officer. Before joining us in 2005, Mr. Szymanski was the Senior Vice President and Chief Financial Officer of Prime Hospitality LLC. From 2003 to 2004, Mr. Szymanski was the Senior Vice President and Chief Financial Officer of Prime Hospitality Corp. From 1998 to 2003, Mr. Szymanski was the Vice President of Finance to Prime Hospitality Corp. In these positions, Mr. Szymanski was responsible for overseeing the accounting department, budget and planning, internal audits and cash management. Mr. Szymanski received a Bachelor of Science degree in accounting from Rutgers University.

Edwin L. Knetzger, III is one of our Directors. Mr. Knetzger is one of the co-founders and is the current Vice Chairman of Greenwich Capital Markets, Inc., a leading fixed income institutional investor, where he previously served at various times as President, Chief Executive Officer and Chairman from 1981 to 2003. Prior to joining Greenwich Capital Markets, Inc., Mr. Knetzger was employed by Kidder Peabody & Company where he served as Co-Manager and Head Trader of the Government Bond Trading Department from 1975 to 1980. Additionally, Mr. Knetzger serves on the boards of Paul Newman’s The Hole In The Wall Gang Camp and The Hole In The Wall Gang Association, which are non-profit organizations for children and families afflicted by cancer and serious blood diseases. Mr. Knetzger received a Bachelor of Arts and a Master of Business Administration from University of Virginia.

Lance Armstrong is one of our Directors. Mr. Armstrong is a retired professional road racing cyclist and winner of seven consecutive Tour de France races from 1999 to 2005. In 2002, Sports Illustrated magazine named him their Sportsman of the Year. He was also named Associated Press Male Athlete of the Year for 2002, 2003, 2004 and 2005, received ESPN’s ESPY Award for Best Male Athlete in 2003, 2004 and 2005, and won the BBC Sports Personality of the Year Overseas Personality Award in 2003. Mr. Armstrong is the founder of the Lance Armstrong Foundation, a nonprofit organization which seeks to support cancer victims and raise awareness about cancer through education, advocacy, public health and research programs. Mr. Armstrong has been a member of President George W. Bush’s Cancer Panel since 2002.

Fred J. Kleisner is the Chairman of our Audit Committee and one of our Directors. Mr. Kleisner is currently a consultant to the hotel industry. From March 2000 to August 2005, Mr. Kleisner was the Chief Executive Officer of Wyndham International, a hotel company that owned, leased, managed and franchised hotels and resorts in the U.S., Canada, Mexico, the Caribbean and Europe. Mr. Kleisner also served as the Chairman of Wyndham International’s Board from October 13, 2000. From August 1999 to October 2000, Mr. Kleisner served as President and from July 1999 to March 2000, Mr. Kleisner also served as Chief Operating Officer. From March 1998 to August 1999, he served as President and Chief Operating Officer of The Americas for Starwood Hotels & Resorts Worldwide, Inc. Hotel Group. His experience in the industry also includes senior positions with Westin Hotels and Resorts, where he served as President and Chief Operating Officer from 1995 to 1998; Interstate Hotels Company where he served as Executive Vice President and Group President of Operations from 1990 to 1995; The Sheraton Corporation, where he served as Senior Vice President, Director of Operations, North America Division—East from 1985 to 1990; and Hilton Hotels, where for 16 years he served as General Manager of several landmark hotels, including The Waldorf Astoria and The Waldorf Towers in New York, The Capital Hilton in Washington, D.C., and The Hilton Hawaiian Village in Honolulu. Mr. Kleisner, who holds a B.A. degree in Hotel Management from Michigan State University, completed advanced studies at the University of Virginia and Catholic University of America.

Thomas L. Harrison is one of our Directors. Mr. Harrison is Chairman and Chief Executive Officer of Diversified Agency Services (“DAS”), a group of marketing services companies. A division of the Omnicom Group, DAS provides a broad range of marketing communication services. Mr. Harrison has been the President of DAS since 1997 and was named Chairman and Chief Executive Officer in 1998. Prior to joining DAS, Mr. Harrison was Co-founder and Chairman of Harrison & Star Business Group. Mr. Harrison serves on the boards of The Children’s Hospital at Montefiore and the New York Chapter of the Arthritis Foundation. He is a member of the President’s council at Tulane University School of Medicine and was a member of the Dean’s council at Tulane School of Public Health and Tropical Medicine. He is also the chairman of the Dean’s council of The Steinhardt School at New York University. He has served as co-chairman of the New York Chapter of the U.S. Olympic Committee. Mr. Harrison holds an advanced degree in cell biology and physiology from West Virginia University.

Robert Friedman is one of our Directors. Mr. Friedman is President of Classic Media: Harvey & Golden Books Entertainment, a New York-based family entertainment company, that owns a portfolio of family-oriented titles, including the former UPA, Harvey Entertainment and Golden Books entertainment libraries. From 1991 to 2003 Mr. Friedman held a variety of senior positions at AOL Time Warner, including as Head of Corporate Marketing for Time Warner and President of AOL, Interactive Marketing & TV. Mr. Friedman was President of New Line TV and Co-Chairman of Worldwide Theatrical Marketing, Licensing and Merchandising. Mr. Friedman was a member of the original development team of MTV Networks from 1981 to 1989. Mr. Friedman serves on the Board of Directors of Vassar College, Columbia Business School, The Mount Sinai Medical Center and The Big Apple Circus. Mr. Friedman also serves on the International Advisory Boards for Abercrombie and Kent Destinations and New Zealand. Mr. Friedman received a Bachelor of Arts from Vassar College and a Master of Business Administration from Columbia University.

Other Significant Professionals

The following is a biographical summary of the experience of our other significant professionals:

Niels Sherry is our Executive Vice President of Operations. Mr. Sherry joined us in 1999 as the General Manager of St. Martins Lane. From 2001 until 2004, Mr. Sherry was the Regional Vice President London, overseeing both St. Martins Lane and Sanderson. Prior to joining us in 1999, Mr. Sherry held positions as hotel manager, rooms division and manager of the front desk during his employment with Starwood Hotels, St. Andrews Old Course Hotel and with The Savoy. Mr. Sherry graduated in Hotel Administration from the Westminster Hotel School, London.

David Weidlich is our Executive Vice President of Asset Management. From 2000 to 2004, Mr. Weidlich was our Regional Vice President and General Manager—West Coast, based at Mondrian. From 1998 to 2000, Mr. Weidlich was the General Manager of Mondrian. Prior to joining us in 1997, Mr. Weidlich was the Executive Director of the Rooms Division at The Plaza Hotel in New York City. Mr. Weidlich received a Bachelor of Science degree from University of Nevada, Las Vegas’ School of Hotel Administration.

T. Blake Danner is our Senior Vice President of Sales. Mr. Danner joined us in 1998 and since that time has served as Director of Sales and Marketing at the St. Moritz, the Regional Director of New York Sales and Marketing, and the Corporate Vice President of Sales and Marketing. Prior to joining us, Mr. Danner was with Regal Hotels International (currently known as Millennium Copethorne) for 14 years, where he last served as the Senior Corporate Director, sales and marketing. Mr. Danner holds a Bachelor of Science degree from Oklahoma State University.

M. Thomas Buoy is our Vice President of Distribution and Revenue Management. Mr. Buoy joined us in 1999. Prior to joining us, Mr. Buoy was a Manager in Ernst & Young, LLP’s Hospitality Services Group where he managed various Hospitality and Healthcare related engagements. Mr. Buoy also served as Chairman of the International Quality & Productivity Center’s 2002 Revenue Management for the Hospitality Industry National Conference. Mr. Buoy received a Bachelor of Science and received a Masters of Management from Cornell University.

David Freiberger is our Director of Brand Integrity. Mr. Freiberger joined us in 1989 in the housekeeping department and has been involved in the opening of all our hotels except Morgans, working in both housekeeping and front office. Currently, Mr. Freiberger’s responsibilities include maintaining our brands as well as the integrity of their design. Mr. Freiberger received a Bachelor of Science from New York University.

Kim Walker is our Director of Creative Services. Ms. Walker joined us in 1991 and her responsibilities include the strategy, planning and management of all marketing and hotel collateral, promotional material, advertising, and uniform programs for all our properties. In addition, Ms. Walker is responsible for overseeing public relations and special events. Ms. Walker received a Bachelor of Science from Boston University.

Board Committees

Audit Committee

Our Audit Committee consists of Messrs. Kleisner (chairman), Knetzger and Harrison. The committee is responsible for, among other things, (i) overseeing management’s maintenance of the reliability and integrity of our financial reporting and disclosure practices, (ii) overseeing management’s establishment and maintenance of processes to assure that an adequate system of internal control is functioning, (iii) overseeing management’s establishment and maintenance of processes to assure our compliance with all applicable laws, regulations and corporate policy, (iv) reviewing our annual and quarterly financial statements prior to their filing or prior to the release of earnings and (v) reviewing the performance of the independent accountants, (vi) appointing, retaining or terminating the independent accountants, and (vii) pre-approving all audit, audit-related and other services, if any, to be provided by the independent accountants. Mr. Kleisner serves as our audit committee financial expert as that term is defined by the SEC. The audit committee has the power to investigate any matter brought to its attention within the scope of its duties and to retain counsel for this purpose where appropriate.

Compensation Committee

Our Compensation Committee initially consists of Mr. Knetzger. Our Compensation Committee is responsible for, among other things, (i) reviewing employee compensation policies, plans and programs, (ii) setting relevant goals and benchmarks for performance and monitoring performance and the compensation of our executive officers and other significant professionals, (iii) administering our incentive compensation plans and programs and (iv) preparing recommendations and periodic reports to the board of directors concerning these matters. The committee will also produce an annual report on executive compensation for inclusion in our annual meeting proxy statement.

Corporate Governance and Nominating Committee

Our Corporate Governance and Nominating Committee initially consists of Mr. Knetzger. Our Corporate Governance and Nominating Committee is responsible for, among other things, (i) seeking, considering and recommending to the board qualified candidates for election as directors and to fill any vacancies on the board, (ii) recommending a slate of nominees for election as directors at the annual meeting, (iii) preparing and submitting to the board qualifications for the position of director and policies concerning the term of office of directors and the composition of the board and (iv) considering and recommending to the board other actions relating to our corporate governance. The committee will also annually recommend to the board nominees for each committee of the board and facilitate the assessment of the board of directors’ performance as a whole and of the individual directors.

Compensation Committee Interlocks and Insider Participation

None of our executive officers will serve as a member of our compensation committee, and none of them have served, or will be permitted to serve, on the compensation committee, or other committee serving a similar function, of any entity of which an executive officer is expected to serve as a member of our compensation committee.

Involvement in Certain Legal Proceedings

As disclosed previously under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003—Other non-operating (income) expense” on page 73 above, Clift Holdings, one of our wholly-owned operating subsidiaries that owns Clift previously sought Chapter 11 bankruptcy protection. It emerged from Chapter 11 bankruptcy protection in October 2004. David Hamamoto, our Chairman, and W. Edward Scheetz, our President and Chief Executive Officer, were directors of Clift Holdings at the time of its bankruptcy filing in August 2003.

Code of Business Conduct and Ethics

We have adopted a code of corporate ethics relating to the conduct of our business by our employees, officers and directors. We intend to maintain the highest standards of ethical business practices and compliance with all laws and regulations applicable to our business, including those relating to doing business outside the United States.

Director Compensation

Our director compensation is as follows:

•       the chairman of our board of directors is paid an annual fee of $35,000;

•       each of our non-employee directors is paid an annual director’s fee of $25,000;

•       the non-employee director who serves as chairman of our Audit Committee is paid an additional annual fee of $10,000;

•       each non-employee director who serves as chairman of another board committee (initially our Compensation Committee and our Corporate Governance and Nominating Committee) is paid an additional annual fee ($7,500 for the chairman of our Compensation Committee and $5,000 for the chairman of our Corporate Governance and Nominating Committee);

•       each non-employee director is also paid $1,000 per board meeting attended in person and $500 per board meeting attended by telephone; and

•       each non-employee director is also paid $1,000 per committee meeting attended in person and $600 per committee meeting attended by telephone.

Directors who are our officers or employees will receive no compensation as directors. In addition, we will reimburse all directors for reasonable and customary out-of-pocket expenses incurred in connection with their services on the board of directors and our directors are entitled to free or discounted rooms at our hotel properties.

Pursuant to our stock incentive plan, we grant to each of our non-employee directors restricted stock units, as described in “—Stock Incentive Plan” below. Upon the consummation of our initial public offering, we granted restricted stock units having a value of approximately $100,000 to each person who became a non-employee director. We will also provide automatic grants of $100,000 worth of restricted stock units to non-employee directors who become directors after the consummation of our initial public offering which will be made on the date the new non-employee director attends his or her first meeting of our board of directors. The actual number of shares of restricted stock units that we will automatically grant will be determined: (1) for those grants that are to occur upon the consummation of our initial public offering, by dividing the fixed value of the grant by the price per share in our initial public offering; and (2) for those grants that occur after our initial public offering, by dividing the fixed value of the grant by the closing sale price of our common stock on the Nasdaq National Market on the grant date. The restrictions on the initial grants of restricted stock units will lapse as to 1/3 of the amount granted on the first anniversary of the grant date and as to the remainder in 24 equal installments at the end of each month following the first anniversary of the grant date (lapsing fully on the third anniversary of the grant date).

In lieu of the $100,000 restricted stock unit award in the preceding paragraph, upon the consummation of our initial public offering, our Chairman was given a one-time grant of $6,500,000 worth of LTIP units in Morgans Group LLC and stock options to purchase $6,000,000 worth of our stock (in both instances using the initial public offering price), 1/3 of which will vest on the first anniversary of the grant date and the remainder of which will vest in 24 equal installments at the end of each month following the first anniversary of the grant date (becoming fully vested on the third anniversary of the grant date) and will be subject to the terms and conditions of our 2006 Omnibus Stock Incentive Plan.

Each year, pursuant to our stock incentive plan, we will automatically grant each of our non-employee directors restricted stock units having a value of approximately $25,000. These annual automatic grants will be made on the first business day following each annual meeting of our stockholders and the actual number of shares of common stock covered by such units that we will grant will be determined by dividing the fixed value of the annual grant by the closing sale price of our common stock on the Nasdaq National Market on the grant date.

ITEM 11            EXECUTIVE COMPENSATION

Although subject to change, the following table sets forth the compensation that we expect to be paid to our chief executive officer and our two other executive officers, who are collectively referred to as our “named executive officers” for our fiscal year ending December 31, 2006, commencing upon consummation of our initial public offering:

	Annual Compensation					Long-Term Compensation Awards
Name and Principal Position	Year	Salary(1)	Bonus(2)	Other Annual Compensation		Securities Underlying Options/SARs
W. Edward Scheetz, President and Chief Executive Officer	2006	$750,000	(3)	$6,500,000	(4)	(4)
Marc Gordon, Chief Investment Officer and Executive Vice President of Capital Markets	2006	$650,000	(5)	$3,750,000	(6)	(6)
Richard Szymanski, Chief Financial Officer	2006	$350,000	(7)	$500,000	(8)	(8)

(1)          Amounts given are annualized projections for the year ending December 31, 2006 based on employment agreements that became effective upon consummation of our initial public offering, or in the case of Mr. Szymanski his existing offer letter.

(2)          Bonuses will be granted at the discretion of our compensation committee in accordance with applicable corporate and individual performance targets determined by our compensation committee.

(3)          Under his employment agreement, Mr. Scheetz is eligible for an annual cash bonus based on the satisfaction of performance goals as established by our compensation committee. Mr. Scheetz’s annual bonus will have a target of 100% of his base salary and a maximum level of 200% of his base salary.

(4)          Upon consummation of our initial public offering, Mr. Scheetz received a one-time grant of $6,500,000 worth of LTIP units in Morgans Group LLC and stock options to purchase $6,000,000 worth of stock (in both instances using the initial public offering price), 1/3 of which will vest on the first anniversary of the grant date and the remainder of which will vest in 24 equal installments at the end of each month following the first anniversary of the grant date (becoming fully vested on the third anniversary of the grant date) and will be subject to the terms and conditions of our 2006 Omnibus Stock Incentive Plan. See “—Stock Incentive Plan” below.

(5)          Under his employment agreement, Mr. Gordon is eligible for an annual cash bonus based on the satisfaction of performance goals as established by our compensation committee. Mr. Gordon’s annual bonus will have a target of 100% of his base salary and a maximum level of 120% of his base salary.

(6)          Upon consummation of our initial public offering, Mr. Gordon received a one-time grant of $3,750,000 worth of LTIP units in Morgans Group LLC and stock options to purchase $3,000,000 worth of stock (in both instances using the initial public offering price), 1/3 of which will vest on the first anniversary of the grant date and the remainder of which will vest in 24 equal installments at the end of each month following the first anniversary of the grant date (becoming fully vested on the third anniversary of the grant date) and will be subject to the terms and conditions of our 2006 Omnibus Stock Incentive Plan. See “—Stock Incentive Plan” below.

(7)          Mr. Szymanski is eligible for an annual cash bonus based on the satisfaction of performance goals as established by our compensation committee. Mr. Szymanski’s offer letter provides that his 2006 bonus shall not be less than $100,000.

(8)          Upon consummation of our initial public offering, Mr. Szymanski received a one-time grant of $500,000 worth of LTIP units in Morgans Group LLC and stock options to purchase $500,000 worth of stock (in both instances using the initial public offering price), 1/3 of which will vest on the first anniversary of the grant date and the remainder of which will vest in 24 equal installments at the end of each month following the first anniversary of the grant date (becoming fully vested on the third anniversary of the grant date) and will be subject to the terms and conditions of our 2006 Omnibus Stock Incentive Plan. See “—Stock Incentive Plan” below.

Employment Agreements

We have employment agreements with W. Edward Scheetz, our President and Chief Executive Officer and Marc Gordon, our Chief Investment Officer and Executive Vice President of Capital Markets. Richard Szymanski, our Chief Financial Officer, has an accepted offer letter.

Mr. Scheetz’s employment agreement provide for him to serve as our President and Chief Executive Officer on the following terms:

•       an initial contract term through the fourth anniversary of the consummation of our initial public offering, renewing annually thereafter unless either party gives written notice of non-renewal at least 90 days prior to the end of each contract term;

•       an annual base salary of $750,000, subject to annual review for increase;

•       eligibility for an annual cash bonus based on the satisfaction of performance goals as established by our compensation committee. Mr. Scheetz’s annual bonus will have a target of 100% of his base salary and a maximum level of 200% of his base salary;

•       a one-time grant of $6,500,000 worth of LTIP units in Morgans Group LLC and stock options to purchase $6,000,000 worth of stock on the consummation of our initial public offering (in both instances using the initial public offering price), 1/3 of which will vest on the first anniversary of the grant date and the remainder of which will vest in 24 equal installments at the end of each month following the first anniversary of the grant date (becoming fully vested on the third anniversary of the grant date) and will be subject to the terms and conditions of our 2006 Omnibus Stock Incentive Plan; and

•       medical and other group welfare plan coverage and fringe benefits provided to our employees.

In the event of our termination of Mr. Scheetz without “cause” (as will be defined in the proposed agreement) or Mr. Scheetz’s termination of employment for “good reason” (as will be defined in the proposed agreement), Mr. Scheetz will receive the following amounts:

•       salary through the date of termination;

•       a pro rata bonus for the portion of the year elapsed during which termination occurs based on the greater of target annual bonus for the year in which termination occurs or average annual bonus for the two preceding years;

•       a lump sum amount equal to 2.5 times Mr. Scheetz’s then current base salary plus 2.5 times the greater of target annual bonus for the year in which termination occurs or average annual bonus for the two preceding years;

•       full vesting of all his equity awards; and

•       30 months of continued medical, dental, vision and prescription drug coverage for Mr. Scheetz and his dependents.

In the event Mr. Scheetz’s employment agreement is not extended by us, Mr. Scheetz will receive the following amounts upon the date of termination:

•       salary through the date of termination;

•       a lump sum amount equal to Mr. Scheetz’s then current base salary plus 1.0 times the greater of target annual bonus for the year in which termination occurs or average annual bonus for the two preceding years;

•       12 months of continued medical, dental, vision and prescription drug coverage for Mr. Scheetz and his dependents; and

•       vesting of the next applicable tranche of any of Mr. Scheetz’s equity awards.

In addition, in the event a payment to Mr. Scheetz is deemed to be a golden parachute payment under Section 280G of the Internal Revenue Code, Mr. Scheetz would also receive a tax gross-up payment to cover his excise tax liability under Section 4999.

In his employment agreement, Mr. Scheetz has agreed that during the course of his employment and, unless he terminates his employment for “good reason” or is terminated without cause, for a one year period thereafter, he will not, subject to certain exceptions, engage in competition with our business of the management and operation of “full service hotels” in North America or Western Europe. In his employment agreement, Mr. Scheetz has also agreed to non-solicitation provisions that cover the period of his employment and, subject to certain exceptions, a one year period thereafter.

Mr. Gordon’s employment agreement will provide for him to serve as our Chief Investment Officer and Executive Vice President of Capital Markets on substantially the same terms as except that:

•       his initial annual base salary will be $650,000;

•       his annual bonus will have a target of 100% of his base salary and a maximum level of 120% of his base salary; and

•       he received a one-time grant of $3,750,000 LTIP units in Morgans Group LLC and stock options to purchase $3,000,000 worth of stock on the consummation of our initial public offering (in both instances using the initial public offering price), 1/3 of which will vest on the first anniversary of the grant date and the remainder of which will vest in 24 equal installments at the end of each month following the first anniversary of the grant date (becoming fully vested on the third anniversary of the grant date) and will be subject to the terms and conditions of our 2006 Omnibus Stock Incentive Plan.

Mr. Szymanski’s accepted offer letter provides for him to serve as our Chief Financial Officer. Mr. Szymanski is to receive an annual base salary of $350,000, a 2006 annual bonus of at least $100,000 and pension and welfare benefits in accordance with our general policies. Mr. Szymanski’s employment is on an “at will” basis.

Stock Incentive Plan

The Morgans Hotel Group Co. 2006 Omnibus Stock Incentive Plan, or our stock incentive plan, has been adopted by our board of directors and was approved by our sole stockholder prior to the consummation of our initial public offering. The stock incentive plan provides for the issuance of stock-based incentive awards, including incentive stock options, non-qualified stock options, stock appreciation rights, stock, restricted stock and other equity based awards, or any combination of the foregoing. The eligible participants of the stock incentive plan include our directors, officers and employees. An aggregate of 3,500,000 shares has been reserved for issuance under the stock incentive plan, and, in the event that the underwriters exercise their option to purchase additional shares, the number of shares reserved will automatically increase by a number of shares equal to 10% of the number of shares sold to the underwriters as a result of the exercise of the over-allotment option. The number of shares reserved under our stock incentive plan is also subject to equitable adjustment upon the occurrence of certain corporate events.

The stock incentive plan may be administered by either our board of directors or any committee appointed by our board of directors in accordance with the requirements of Section 162(m) of the Internal Revenue Code (but only to the extent necessary and desirable to satisfy the requirements of Section 162(m) of the Internal Revenue Code) and, to the extent applicable, Rule 16b-3 under the Exchange Act, the board or committee being referred to as the “plan administrator.” The plan administrator may interpret the stock incentive plan and may enact, amend and rescind rules, make all other determinations necessary or desirable for the administration of the stock incentive plan and generally determine the terms and conditions of awards granted under the stock incentive plan.

We may issue incentive stock options or non-qualified stock options under the stock incentive plan. The incentive stock options granted under the stock incentive plan are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code. The option price of each stock option granted under the stock incentive plan will be determined by the plan administrator and must be at least equal to the par value of a share of common stock on the date the stock option is granted and, in the case of an incentive stock option, may be no less than the fair market value of the stock underlying the option as of the date the incentive stock option is granted.

Stock appreciation rights may be granted under the stock incentive plan either alone or in conjunction with all or part of any stock option granted under the stock incentive plan. A stock appreciation right granted under the stock incentive plan entitles its holder to receive per share, at the time of exercise, an amount in cash or stock (or a combination of cash and stock) equal to the excess of the fair market value (at the date of exercise) of a share of common stock over a specified price fixed by the plan administrator, with the plan administrator determining the form of payment.

Restricted common stock may be granted under the stock incentive plan. The plan administrator will determine the purchase price, performance period and performance goals, if any, with respect to the grant of restricted common stock. Participants with restricted common stock generally have all of the rights of a stockholder. If the performance goals or other restrictions are not attained, the participant will forfeit his or her shares of restricted common stock.

Other equity based awards under the stock incentive plan will include grants of membership units in our operating company, which are structured as profits interests, or Long Term Incentive Plan units (LTIP units). Because the LTIP units are structured as profits interests, we do not expect the grant, vesting or conversion of such units to produce a tax deduction for us. Each LTIP unit awarded will be deemed to be equivalent to an award of one share of our common stock reserved under our stock incentive plan. Each LTIP unit award will reduce the amount of our shares of common stock available for other equity awards on a one-for-one basis. The plan administrator will determine the purchase price, performance period and performance goals, if any, with respect to the grant of LTIP units. If the performance goals or other restrictions are not attained, the participant will forfeit his or her LTIP units.

LTIP units, whether vested or not, will receive the same quarterly per unit distributions as membership units in our operating company, which equal per share dividends on our common stock. Initially, LTIP units will not have full parity with other membership units of our operating company with respect to liquidating distributions. Upon the occurrence of specified events, LTIP units may over time achieve full parity with other membership units for all purposes, and therefore accrete to an economic value for participants equivalent to our common stock on a one-for-one basis. If such parity is reached, vested LTIP units may be converted into an equal number of membership units at any time, and thereafter enjoy all the rights of membership units of our operating company. Holders of membership units of the operating company may redeem their membership units for an equivalent number of shares of our common stock, at any time beginning one year after the consummation of our initial public offering, unless the managing member of our operating company determines, in its reasonable discretion, that such redemption would create a material risk that the operating company would be classified as a publicly traded partnership under Section 7704 of the Internal Revenue Code. However, there are circumstances under which the LTIP units will not achieve full parity with membership units. Until and unless such parity is reached, the value that a participant will realize for a given number of vested LTIP units will be less than the value of an equal number of shares of our common stock.

Upon consummation of our initial public offering, we caused our operating company to issue 862,500 LTIP units, 74,500 restricted stock units and 1,017,100 options to purchase our common stock to our chairman, officers and our other key employees. Such LTIP units and stock options will vest as to 1/3  of the amount granted on the first anniversary of the grant date and as to the remainder in 24 equal installments at the end of each month following the first anniversary of the grant date (becoming fully vested on the third anniversary of the grant date).

In addition, upon the consummation of our initial public offering we issued 5,000 restricted stock units worth $100,000 of our common stock to each of our non-employee directors (other than our chairman) and we will issue $100,000 worth of restricted stock units to non-employee directors who join the board after the consummation of our initial public offering on the date such person attends his or her first board meeting. The stock incentive plan also provides for automatic annual grants of restricted stock units to each of our non-employee directors having a value of approximately $25,000. These annual automatic grants will be made on the first business day following each annual meeting of our stockholders. The annual grants will be fully vested on the date of grant, and the initial grants will vest as to 1/3 of the amount granted on the first anniversary of the grant date and as to the remainder in 24 equal installments at the end of each month following the first anniversary of the grant date (becoming fully vested on the third anniversary of the grant date).

The terms of the stock incentive plan provide that the plan administrator may amend, suspend or terminate the stock incentive plan at any time, but stockholder approval of any such action will be obtained if required to comply with applicable law. Further, no action may be taken that adversely affects any rights under outstanding awards without the holder’s consent. The stock incentive plan will terminate on the tenth anniversary of the effectiveness of the registration statement of which this Annual Report on Form 10-K is a part.

Annual Bonus Plan

The Morgans Hotel Group Co. Annual Bonus Plan, or our annual bonus plan, was adopted by our board of directors and approved by our sole stockholder prior to the consummation of our initial public offering. The annual bonus plan will be administered by our compensation committee, which will select the participants and establish the performance goals, target bonus opportunity and maximum bonus opportunity for each participant. Upon completion of each performance period, the compensation committee will evaluate our performance against the established performance goals and thereafter determine the amount of bonuses payable to each participant. The compensation committee reserves the right to increase or decrease the amount of the bonuses payable to any participant to reflect such quantitative or qualitative considerations as the compensation committee deems relevant. The annual bonuses payable to Messrs. Scheetz, Gordon and Szymanski are expected to be payable under and in accordance with our annual bonus plan.

ITEM 12            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 27, 2006, certain information regarding the beneficial ownership information of our common stock by:

•       each person known to us to be the beneficial owner of more than 5% of our common stock;

•       each named executive officer;

•       each of our directors; and

•       all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, and generally means that a person has beneficial ownership of a security if he or she possesses sole or shared voting or investment power of that security, and includes options that are currently exercisable or exercisable within 60 days. Each director, officer or 5% or more stockholder, as the case may be, has furnished us with information with respect to beneficial ownership. Except as otherwise indicated, we believe that the beneficial owners of common stock listed below, based on the information each of them has given to us, have sole investment and voting power with respect to their shares, except where community property laws may apply. We have based our calculations of the percentage of beneficial ownership on 33,500,000 shares of common stock outstanding as of March 27, 2006.

Unless otherwise noted below, the address of the persons and entities listed on the table is c/o Morgans Hotel Group Co., 475 Tenth Avenue, New York, New York 10018.

Beneficial Owner	Shares Beneficially Owned	% of Shares of Common Stock Beneficially Owned
5% Stockholders:
NorthStar Capital Investment Corp.(1)	10,164,698	30.3%
NorthStar Partnership, L.P.(2)	2,000,000	6.0%
RSA Associates, L.P.(3)	2,319,595	6.9%
Directors and Named Executive Officers:
David T. Hamamoto(4)	2,057,035	6.1%
W. Edward Scheetz(5)	2,079,900	6.2%
Marc Gordon(6)	31,922	*
Richard Szymanski	0	*
Lance Armstrong	1,000	*
Edwin L. Knetzger, III	5,000	*
Fred J. Kleisner	1,500	*
Thomas L. Harrison	0	*
Robert Friedman	500	*
Executive Officers and Directors as a group (9 persons)	4,176,857	12.5%

*                    Less than 1%.

(1)          Includes 8,164,698 shares of our common stock held by NCIC MHG Subsidiary LLC, a wholly-owned subsidiary of NorthStar Capital Investment Corp. Voting and investment decisions with respect to investments held by NorthStar Capital Investment Corp. are made through its board of directors. The address of NorthStar Capital Investment Corp. is 527 Madison Avenue, New York, NY 10022. W. Edward Scheetz, our President and Chief Executive Officer, and David T. Hamamoto, our Chairman, are shareholders in and co-chairmen of the board of directors and co-chief executive officers of

NorthStar Capital Investment Corp. Also, includes 2,000,000 shares of our common stock owned by NorthStar Partnership, L.P. NorthStar Capital Investment Corp. is the general partner of NorthStar Partnership, L.P. W. Edward Scheetz, our President and Chief Executive Officer, David T. Hamamoto, our Chairman, and Marc Gordon, our Chief Investment Officer and Executive Vice President of Capital Markets, are limited partners in NorthStar Partnership, L.P.

(2)          The general partner of NorthStar Partnership, L.P. is NorthStar Capital Investment Corp. Voting and investment decisions with respect to investments held by NorthStar Partnership, L.P. are made by its general partner, NorthStar Capital Investment Corp., acting through its board of directors. The address of NorthStar Partnership, L.P. is 527 Madison Avenue, New York, NY 10022. W. Edward Scheetz, our President and Chief Executive Officer, David T. Hamamoto, our Chairman, and Marc Gordon, our Chief Investment Officer and Executive Vice President of Capital Markets, are limited partners in NorthStar Partnership, L.P., and Messrs. Scheetz and Hamamoto are shareholders in and co-chairmen of the board of directors and co-chief executive officers of NorthStar Capital Investment Corp., the general partner of NorthStar Partnership, L.P.

(3)          The general partner of RSA Associates, L.P. is RSA GP Corp. Voting and investment decisions with respect to investments held by RSA Associates, L.P. are made by its general partner, RSA GP Corp., acting through its controlling stockholder, Ian Schrager. The address of RSA Associates, L.P. is 818 Greenwich Street, New York, NY 10014.

(4)          Includes 365,938 shares of our common stock representing Mr. Hamamoto’s indirect pecuniary interest in the 2,000,000 shares of our common stock indirectly beneficially owned by NorthStar Capital Investment Corp. through its majority-owned subsidiary, NorthStar Partnership, L.P., which directly beneficially owns such 2,000,000 shares of our common stock, and 954,755 shares of our common stock representing Mr. Hamamoto’s indirect pecuniary interest in the 8,164,698 shares of our common stock beneficially owned indirectly by NorthStar Capital Investment Corp. through its wholly-owned subsidiary, NCIC MHG Subsidiary LLC.

(5)          Includes 365,734 shares of our common stock representing Mr. Scheetz’s indirect pecuniary interest in the 2,000,000 shares of our common stock indirectly beneficially owned by NorthStar Capital Investment Corp. through its majority-owned subsidiary, NorthStar Partnership, L.P., which directly beneficially owns such 2,000,000 shares of our common stock, 953,924 shares of our common stock representing Mr. Scheetz’s indirect pecuniary interest in the 8,164,698 shares of our common stock beneficially owned indirectly by NorthStar Capital Investment Corp. through its wholly-owned subsidiary, NCIC MHG Subsidiary LLC, 2,400 shares of our common stock indirectly beneficially owned by Mr. Scheetz through two trusts which directly own 2,400 shares of our common stock for the benefit of Mr. Scheetz’s two minor children and 10,000 shares of our common stock are indirectly beneficially owned by Mr. Scheetz through his spouse who directly beneficially owns such 10,000 shares of our common stock.

(6)          The shares of our common stock distributed to Mr. Gordon by NorthStar Partnership, L.P. are pledged as security for a loan from NorthStar Partnership, L.P. to Mr. Gordon.

ITEM 13            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Formation and Structuring Transactions

In connection with the Formation and Structuring Transactions, the ownership interests in Morgans Group LLC, the entity through which we own our hotel properties, was restated, following the contribution of our initial hotel properties, to represent membership units that are exchangeable for shares of our common stock. In addition, as described below, membership units were issued to Morgans Hotel Group

LLC for the contribution of MHG Management Company. These membership units were allocated as follows:

•       15,000,000 membership units issued to us in exchange for the contribution of the net proceeds of our initial public offering;

•       approximately 15,693,000 membership units received by us on a one-for-one basis in consideration for our exchange of shares of our common stock for NorthStar’s interest in Morgans Group LLC;

•       approximately 2,769,000 membership units received by us on a one-for-one basis in consideration for our exchange of shares of our common stock for RSA Associates’ interest in Morgans Group LLC;

•       approximately 38,000 membership units received by us on a one-for-one basis in consideration for our exchange of shares of our common stock for the other Morgans Hotel Group Investors’ interest in Morgans Group LLC; and

•       1,000,000 membership units issued to Morgans Hotel Group LLC for the contribution of MHG Management Company.

As a result of the above transactions, we hold a 97.1% managing membership interest in Morgans Group LLC.

Debt Guarantees

As part of the Formation and Structuring Transactions, Morgans Hotel Group LLC provided a guarantee of approximately $225.0 million of indebtedness of Morgans Group LLC. David T. Hamamoto, our Chairman, has agreed to reimburse Morgans Hotel Group LLC for up to $98.3 million of any amount that Morgans Hotel Group LLC is required to pay under its guarantee, W. Edward Scheetz, our President and Chief Executive Officer, has agreed to reimburse Morgans Hotel Group LLC for up to $98.3 million of any amount that Morgans Hotel Group LLC is required to pay under its guarantee, and Marc Gordon, our Chief Investment Officer and Executive Vice President of Capital Markets, has agreed reimburse Morgans Hotel Group LLC for up to $7.0 million of any amount Morgans Hotel Group LLC is required to pay under its guarantee. The guarantee by Morgans Hotel Group LLC and these reimbursement obligations were provided so that the providers of the reimbursement obligations will not recognize taxable capital gains in connection with the Formation and Structuring Transactions in the amount that each has agreed to reimburse. The reimbursement obligations are for a fixed term and be renewable at the option of each provider.

Registration Rights

RSA Associates, L.P.

Demand Registration.   Beginning on the six-month anniversary of our initial public offering, RSA Associates will have certain rights, subject to certain limitations, to request that we register shares of our common stock owned by it; provided that the number of shares included in such a demand registration would yield gross proceeds to RSA Associates of at least $25,000,000. If the value of our shares held by RSA Associates is less than $25,000,000 but greater than $15,000,000, the request for registration must be for all of the shares held by RSA Associates. Upon such request, we will be required to use our reasonable best efforts to file a registration statement within 30 days of such a request, and cause the registration statement to be declared effective by the SEC as soon as practicable thereafter. Subject to certain conditions, we may withdraw a previously filed registration statement or postpone the initial filing of that registration for up to 90 days if, based on our good faith judgment, such withdrawal or postponement would avoid premature disclosure of a matter that we determine would not be in our best interests to disclose at such time.

Piggy-back Registration.   Beginning on the six-month anniversary of our initial public offering, whenever we propose to register any shares of our common stock (other than on a Form S-8 or Form S-4), RSA Associates will have the right to include its shares of our common stock on the registration statement.

Shelf Registration.   After we become eligible to file a registration statement on Form S-3, RSA Associates will be entitled to request that we file and maintain a shelf registration statement for the resale of all or any portion of shares owned by them, subject to certain limitations. Upon such request, we will be required to use our reasonable best efforts to file such a registration statement within 30 days of the request, and cause it to be declared effective by the SEC as soon as reasonably practicable thereafter.

Expenses.   In connection with a demand, piggy-back or shelf registration, any underwriting discounts or commissions attributable to the sale of the registrable shares or fees and expenses of counsel representing RSA Associates in excess of the amount specified below shall be borne by RSA Associates. All other expenses of such registration, including applicable federal and state filing fees and up to $15,000 of fees and disbursements of counsel to RSA Associates, shall be borne by us.

NorthStar Partnership, L.P.

Demand Registration.   Beginning on the six month anniversary of our initial public offering, NorthStar and its affiliates will have certain rights, subject to certain limitations, to request that we register shares of our common stock owned by them; provided that the number of shares included in such a demand registration would yield gross proceeds to the entities requesting registration of at least $25,000,000. If the value of our shares held by those entities is less than $25,000,000 but greater than $15,000,000, the request for registration must be for all of the shares held by the entities requesting registration. Upon such request, we will be required to use our reasonable best efforts to file a registration statement within 30 days of such a request, and cause the registration statement to be declared effective by the SEC as soon as practicable thereafter. Subject to certain conditions, we may withdraw a previously filed registration statement or postpone the initial filing of that registration for up to 90 days if, based on our good faith judgment, such withdrawal or postponement would avoid premature disclosure of a matter that we had determined would not be in our best interests to disclose at such time.

Piggy-back Registration.   Beginning on the six month anniversary of our initial public offering, whenever we propose to register any shares of our common stock (other than on a Form S-8 or Form S-4), NorthStar and its affiliates will have the right to include shares of our common stock owned by them on the registration statement.

Shelf Registration.   After we become eligible to file a registration statement on Form S-3, any of NorthStar or its affiliates will be entitled to request that we file and maintain a shelf registration statement for the resale of all or any portion of shares owned by them, subject to certain limitations. Upon such request, we will be required to use our reasonable best efforts to file such a registration statement within 30 days of the request, and cause it to be declared effective by the SEC as soon as reasonably practicable thereafter.

Transfer of Registration Rights.   To the extent NorthStar or its affiliates distribute shares of our common stock to its members, investors or beneficial owners, those distributees will obtain the benefits of these registration rights if they are otherwise restricted from freely transferring those distributed shares of our common stock.

Expenses.   In connection with a demand, piggy-back or shelf registration, any underwriting discounts or commissions attributable to the sale of the registrable shares or fees and expenses of counsel representing the entities requesting registration in excess of the amount specified below shall be borne by those entities. All other expenses of such registration, including applicable federal and state filing fees and up to $15,000 of fees and disbursements of one counsel to the entities requesting registration, shall be borne by us.

Agreements with Ian Schrager

Consulting Agreement.   We are party to a consulting agreement, dated June 24, 2005, with Ian Schrager under which he acts as a consultant to us on a non-exclusive basis through December 31, 2007. We are permitted to terminate the consulting agreement for any reason in our sole and absolute discretion.

Pursuant to that agreement, we may ask Ian Schrager to oversee certain specific projects at our hotel properties, such as renovations, marketing, public relations and other special events. We would retain no control over the manner, means, details and methods used by Ian Schrager in performing those projects.

We have agreed to pay Ian Schrager a minimum base compensation per year of $1,067,240 for calendar year 2005 (which shall be pro-rated for 2005), $750,000 for calendar year 2006 and $500,000 for calendar year 2007, as well as an annual bonus based on a percentage of the increase in our EBITDA subject to a cap of $750,000 in 2006 and $500,000 in 2007. The base compensation, estimated bonus and other benefits and expense reimbursements for 2005 are due regardless of any prior termination of the agreement. In addition, subject to certain limitations, Ian Schrager will be entitled to reimbursement from us for business, entertaining and reasonable and customary business travel expenses that he incurs on our behalf, as well as to certain other benefits including support services, fixed payments per year for use of a private aircraft regardless of actual usage ($500,000 for 2005 (which shall be pro-rated) and $250,000 for 2006), exclusive use of an automobile leased by us, a full-time driver, a full-time secretary, complimentary rooms at any of our hotel properties (whether owned or managed) for him, his immediate family members and any other person whom he believes could advance or further our objectives, and participation in our medical insurance programs.

Under this consulting agreement, we have paid Ian Schrager through December 31, 2005 base compensation of $.6 million, reimbursement of expenses of $131,426 and $250,000 for use of a private aircraft. Furthermore, Ian Schrager received an approximately $1.1 million bonus for 2005.

Pursuant to the agreement, we have also agreed to indemnify Ian Schrager for any claims made against him in connection with any future condominium conversions of any of our existing properties.

None of our agreements with Ian Schrager restrict his ability to compete with us.

Services Agreement.   We are also party to a services agreement with Ian Schrager in connection with the use of certain of each other’s employees for a transitional period. The transitional period ends on June 30, 2006. During the transitional period, Ian Schrager will be able to use certain of the existing design and development personnel currently employed by us for the performance of work in connection with Ian Schrager’s other businesses in a manner consistent with past practice, and those employees’ time and attention will be allocated between Ian Schrager’s businesses and our business in the exact proportion as they were prior to June 24, 2005 (the effective date of the services agreement). We will reimburse Ian Schrager for 50% of the costs that he incurs for those employees who accept or have accepted employment with him during the term of this agreement. Ian Schrager will in turn reimburse us for 50% of the costs that we incur for those employees whose time and attention is allocated between Ian Schrager’s business and our business. In each instance, these costs include a reasonable allocation of corporate overhead, rent and other similar costs relating to such employees.

Option Agreement.   Prior to the initial filing of the registration statement for our initial public offering, RSA Associates, of which RSA GP Corp., a company controlled by Ian Schrager, is the general partner, had an option to purchase up to approximately an additional 5% ownership interest in Morgans Hotel Group LLC at the time of completion of our initial public offering. Prior to the initial filing of the registration statement for our initial public offering, Morgans Hotel Group LLC provided RSA Associates with notice of our proposed initial public offering transaction and RSA Associates notified Morgans Hotel Group LLC that it would not exercise its option. Instead, and in accordance with the terms of the Option Agreement, RSA Associates will receive a cash “put” payment of $9.0 million from Morgans Hotel Group LLC on the closing date of our initial public offering.

Joint Venture Agreements

Chodorow Joint Venture.   Morgans Hotel Group LLC and Chodorow Ventures LLC are parties to a joint venture agreement in which the two parties agreed, through the establishment of limited liability companies or partnerships, to jointly own, operate and/or manage on a 50/50 basis restaurants and bars, in-room dining, banquet catering and other food and beverage operations in select hotel properties designated by Morgans Hotel Group LLC. The rights and obligations of Morgans Hotel Group LLC under the joint venture agreements are being transferred to us in connection with the Formation and Structuring Transactions.

Entities formed under this joint venture arrangement operate the restaurants in:

•       Morgans

•       Hudson

•       Delano

•       Mondrian

•       Clift

•       St. Martins Lane

•       Sanderson

Entities formed under this joint venture arrangement operate the bars in:

•       Delano

•       St. Martins Lane

•       Sanderson

Chodorow Ventures LLC, or an affiliate, typically receives a management fee equal to three percent of the gross receipts of each joint venture operation. The management fee is generally only paid to the extent the specific joint venture operation in question produces a positive net cash flow (after the payment of all operating expenses, reserves and rent). Any management fee not paid accrues and is paid out of the next available positive net cash flow period from that joint venture operation. However, at Hudson and Clift, we are currently responsible for 100% of any losses and guarantee the management fee.

The joint venture entity typically enters into a lease, or other similar agreement where necessary to comply with applicable liquor laws, with the entity that owns the relevant hotel on market terms. The rent is the greater of (a) a negotiated market base rent or fee, and (b) a percentage that is typically seven or eight percent of the gross receipts of the joint venture operation, as such percentage may be adjusted to reflect relevant market conditions.

The terms of each joint venture operation are substantially the same but include such modifications we believed necessary to reflect differences in circumstances among the various venture operations. Therefore, each lease or related agreement sets out the specific rent or fee arrangements and the specific obligations of the joint venture entity and the hotel-owning entity, respectively.

Each joint venture agreement typically requires both parties to agree on specified major decisions including, but not limited to:

•       approving the budget;

•       incurring any obligations not provided for in an approved budget; and

•       approving plans relating to the build-out or construction of improvements at any restaurant to be operated by the joint venture entity.

In the event the parties cannot agree on any such decision, either party has the right to buy out the other party’s interests in the joint venture at a pre-determined price equal to 5.5 times EBITDA (as defined in the joint venture agreement) for the previous twelve months for each of the joint venture operations. No party has the right to require the other party to buy out its interests in the joint venture.

Burford Hotels Limited Joint Venture.   We have a joint venture relationship with Burford Hotels Limited, a private limited liability company incorporated in England and Wales, through which we own Sanderson and St. Martins Lane. We manage Sanderson and St. Martins Lane under hotel management agreements between our joint venture operator and one of our subsidiaries. Under these management agreements, we earn fees that total 4% of the total revenues of our two London properties. In addition, we are reimbursed for allocated chain services, which include certain overhead costs for Sanderson and St. Martins Lane and which are currently recorded at approximately 2.5% of total revenues of our two London properties.

We own a 50% equity interest in our joint venture operator, Morgans Hotel Group Europe Ltd., which we established for the purpose, directly or through one or more subsidiaries, of carrying on the business of acquiring, developing and managing hotels with Burford Hotels Limited in Europe.

We have equal representation with Burford Hotels Limited on the Board of Directors of our joint venture. In the event the parties cannot agree on certain specified major decisions, such as approving the hotel budgets, either party has the right to buy all the shares in the joint venture of the other party or, if its offer is rejected, require the other party to buy all of its shares at the same offered price per share in cash.

Our joint venture with Burford Hotels Limited does not limit our ability to acquire, develop, own or operate hotels in Europe, either on our own or through joint ventures with others.

Boyd Gaming Corporation Joint Venture.   We have a joint venture relationship with Boyd Gaming Corporation, a leading diversified owner and operator of gaming entertainment properties, to design, develop and construct Delano Las Vegas and Mondrian Las Vegas as part of its 63-acre Las Vegas Strip property redevelopment project, referred to as Echelon Place, and scheduled to open in early 2010. We will also be responsible for the operation and management of Delano Las Vegas and Mondrian Las Vegas under the terms of a management agreement. We own, through wholly-owned subsidiaries, a 50% equity interest in the joint venture entity.

Capital contributions will be made on a pro rata basis in accordance with an agreed budget. Specified major decisions require joint approval. If agreement is not reached, the parties will continue construction and development in accordance with the then existing plans. Once non-recourse project financing has been obtained, Boyd Gaming Corporation will contribute approximately 6.5 acres of land to the joint venture and we will contribute in cash the fair market value of the land contributed which we have agreed is equal to $15.0 million for each acre ($15.0 million to $17.5 million of which will by that time already have been contributed as part of predevelopment). The joint venture will be dissolved if the project financing is not obtained by June 30, 2008. We expect to open Delano Las Vegas and Mondrian Las Vegas concurrently with the opening of Echelon Place in early 2010.

Our joint venture prevents us from acquiring, developing, owning or operating any other hotels in Las Vegas until five years after the date when both the Delano Las Vegas and Mondrian Las Vegas are opened to the public.

Ownership and Management of Shore Club

We own a 6.8% interest in Philips South Beach, LLC, the entity that owns Shore Club. We also manage Shore Club under a hotel management agreement with Philips South Beach, LLC. Subject to certain limitations, we have been granted complete and full control and discretion in the operation, direction, management and supervision of Shore Club through 2022 and, subject to the early termination provisions described below, are entitled to the compensation described below through such period.

The owner of Shore Club is required to fund all items in the annual budget for the hotel and to pay all reasonable costs and expenses for items necessary to the operation and management of the hotel.

We are reimbursed by the owner of the hotel out of gross revenues of the hotel for our reasonable costs and expenses, which include out-of-pocket expenses, certain extraordinary types of expense for projects which involve a substantial time commitment on the part of our employees and which are not already covered by the annual budget, and the hotel’s pro rata share of our expenses for benefits and services provided by us to all the hotels we own and manage (such as sales promotion services), which we refer to as allocable chain expenses.

In addition to these reimbursements, we receive an annual fee of 4.5% of gross revenues of the hotel and are entitled to an incentive fee based on the performance of the hotel which is measured by reference to net operating profits. The incentive fees are potentially up to 20% of the net operating profits of the hotel in any given calendar year. As of December 31, 2005, we have not earned any incentive fees since the inception of the management agreement.

The owner may terminate the hotel management agreement if, among other things, we file for bankruptcy, commit fraud or willful misconduct, fail to perform our obligations under the agreement resulting in the hotel or a material portion of the hotel being shut down by governmental authorities, default in our performance of a material term of the management agreement, or assign or lose our interest as a result of a judgment or foreclosure. In addition to these customary termination provisions, the owner may terminate the hotel management agreement if the hotel fails to generate net operating profits in each of three consecutive calendar years equal to or greater than 85% of the projected net operating profit for that year or if the relative occupancy of the hotel for any calendar year shall be less than 80% of Delano’s occupancy for that year. The hotel has met the required percentage of projected operating profit or occupancy requirement every year to date. The occupancy requirement is tied to Delano to ensure that our management of Shore Club is not impacted by our ownership of Delano, which is located nearby.

Indemnification Agreement with Morgans Hotel Group LLC

We are entering into an indemnification agreement with Morgans Hotel Group LLC that will govern certain indemnification obligations of ours for the benefit of Morgans Hotel Group LLC, its members and the affiliates, managers, officers and employees of Morgans Hotel Group LLC. Under the indemnification agreement, we have agreed to indemnify Morgans Hotel Group LLC, its members and the affiliates, managers, officers and employees of Morgans Hotel Group LLC for (i) contingent claims and obligations, including litigation of claims against Morgans Hotel Group LLC related to the hotel properties, restaurants and bars it is contributing to us, (ii) any transfer tax payable as a result of the sale of shares of our common stock in the offering or future sales of our common stock that are aggregated with the offering, and (iii) any payments made to the hotel designer in connection with our agreement with the hotel designer described in Note 5 to our combined financial statements. Any distributee of the shares of our common stock issued in exchange for membership units in connection with the Formation and Structuring Transactions or membership units of Morgans Group LLC issued to Morgans Hotel Group LLC in connection with the Formation and Structuring Transactions will be a third-party beneficiary under this agreement.

NorthStar Hospitality LLC Preferred Equity Interest in Clift

In connection with our initial public offering, we contributed approximately $11.4 million to our wholly-owned subsidiary, Clift Holdings, LLC, the entity through which we lease Clift. Clift Holdings, LLC in turn redeemed the preferred equity that is currently held by NorthStar Hospitality LLC, a wholly-owned subsidiary of NorthStar.

In July 2002, NorthStar Hospitality LLC made a contribution of $6.125 million to the capital structure of Clift Holdings LLC. The contribution entitled NorthStar Hospitality LLC to a 0.1% membership interest in Clift Holdings, LLC, with the remaining 99.9% membership interest being held by our predecessor, as managing member. The limited liability company agreement required Clift Holdings, LLC to, among other things, make monthly payments of interest (“preferred return”) on NorthStar Hospitality’s equity contribution.

In October 2004, in connection with the sale and leaseback transaction involving Clift, the limited liability company agreement was amended to, among other things, extend the original redemption date for the preferred equity to October 2006, with an option to further extend it until October 2007 if certain conditions were met. Upon redemption, NorthStar Hospitality LLC will be entitled to (i) its equity contribution less any distributions received from Clift Holdings, (ii) any and all accrued and unpaid preferred return, (iii) an amount sufficient to yield it an internal rate of return (as defined in the limited liability company agreement) of 25.27% and (iv) an equity participation equal to 25% of the aggregate amount that would be distributed to the members of Clift Holdings LLC if the entire interest of Clift Holdings LLC in Clift was sold for its fair market value.

NorthStar Hospitality LLC distributed the approximately $11.4 million it received in redemption of its preferred interest in Clift Holdings LLC to NorthStar and NorthStar intended to use such amounts, along with other amounts distributed to it from Morgans Hotel Group LLC, to repay existing obligations to non-partners. Even though they will not receive any cash payment, Messrs. Scheetz, Hamamoto and Gordon, along with the other partners in NorthStar, will indirectly benefit by the cash payments received by NorthStar which NorthStar will use to repay existing obligations to non-partners.

ITEM 14            PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Accountants’ Fees

Aggregate fees for professional services rendered for the Company and its predecessor by BDO Seidman, LLP and its affiliates for the fiscal years ended December 31, 2005 were as follows:

Type of Fee	2005
Audit Fees	$1,072,653
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—
Total	$1,072,653

Audit Fees billed were for professional services rendered for the audit of the Company’s consolidated financial statements as of December 31, 2005, 2004, 2003 and 2002 including the Company’s predecessor’s combined financial statements as of December 31, 2005, 2004, 2003 and 2002. Additionally, for the fiscal year ended December 31, 2005, fees associated with the issuance of consents, review of the Company’s registration statement on Form S-1 and other such services are included herein.

No Audit Fees were paid to BDO Seidman, LLP and its affiliates for the fiscal year ended December 31, 2004.

No Tax Fees, Audit-Related or All Other Fees were incurred for the fiscal years ended December 31, 2005 and December 31, 2004.

Audit Committee Pre-Approval Policy

In accordance with applicable laws and regulations, the Audit Committee reviews and pre-approves any audit and non-audit services to be performed by BDO Seidman, LLP to ensure that the work does not compromise its independence in performing audit services. The responsibility for pre-approval of audit and permitted non-audit services includes pre-approval of the fees for such services and the other terms of the engagement. The Audit Committee annually reviews and pre-approves all audit, audit-related, tax and all other services that are performed by the Company’s independent registered public accounting firm. The Audit Committee did not approve the audit and tax services listed above, as the Company was not a publicly traded company and as such, did not have an Audit Committee. The Audit Committee will approve all of the audit and tax services going forward in 2006.

In some cases, the Audit Committee pre-approves the provision of a particular category or group of services for up to a year, subject to a specific budget. In other cases, one or more of the members of the Audit Committee have the delegated authority from the Audit Committee to pre-approve services, and such pre-approvals are then communicated to the full Audit Committee.

PART IV

ITEM 15            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) and (c) Financial Statements and Schedules.

Reference is made to the “Index to the Financial Statements” on page F-1 of this report.

All other financial statement schedules are not required under the related instructions, or they have been omitted either because they are not significant, the required information has been disclosed in the consolidated and combined financial statements and the notes related thereto.

(b) Exhibits

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation of Morgans Hotel Group Co.
3.2*	Amended and Restated By-laws of Morgans Hotel Group Co.
4.1*	Specimen Certificate of Common Stock of Morgans Hotel Group Co.
10.1	Amended and Restated Limited Liability Company Agreement of Morgans Group LLC
10.2

Registration Rights Agreement, dated as of February 17, 2006, by and between Morgans Hotel Group Co. and NorthStar Partnership, L.P. (incorporated by reference to Exhibit 99.9 to the Company’s Statement on Schedule 13D filed on February 27, 2006)

10.3	Registration Rights Agreement, dated as of February 17, 2006, by and between Morgans Hotel Group Co. and RSA Associates, L.P.
10.4*

Formation and Structuring Agreement, dated as of October 25, 2005, by and among Morgans Group LLC, Morgans Hotel Group LLC, NorthStar Hospitality LLC, NorthStar Partnership, L.P. and RSA Associates, L.P.

10.5*	Consulting Agreement, dated as of June 24, 2005, by and between Morgans Hotel Group LLC and Ian Schrager
10.6*	Services Agreement, dated as of June 24, 2005, by and between Morgans Hotel Group LLC and Ian Schrager
10.7*	Joint Venture Agreement, dated as of September 7, 1999, by and between Ian Schrager Hotels LLC and Chodorow Ventures LLC
10.8*	Restated Joint Venture Agreement, dated as of June 18, 1998, by and between Ian Schrager Hotels LLC and Burford Hotels Limited
10.9*	Operating Agreement of Hudson Leaseco LLC, dated as of August 28, 2000, by and between Hudson Managing Member LLC and Chevron TCI, Inc.
10.10*	Lease, dated as of August 28, 2000, by and between Henry Hudson Holdings LLC and Hudson Leaseco LLC
10.11*	Ground Lease, dated October 14, 2004, by and between Geary Hotel Holding, LLC and Clift Holdings, LLC
10.12*	Lease, dated January 3, 1997, by and among Mrs. P. A. Allsopp, Messrs. M. E. R. Allsopp, W. P. Harriman and A. W. K. Merriam, and Burford (Covent Garden) Limited
10.13*

Agreement of Consolidation and Modification of Mortgage, Security Agreement, Assignment of Rents and Fixture Filing, dated as of June 29, 2005, by and among Wachovia Bank, National Association and Morgans Holding LLC, Royalton, LLC and Henry Hudson Holdings LLC

10.14*

Third Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Fixture Filing, dated as of June 29, 2005, by and between Wachovia Bank, National Association and Beach Hotel Associates LLC

10.15*	Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filings, dated as of June 29, 2005, by and between Wachovia Bank, National Association and Mondrian Holdings LLC
10.16*	Senior Mezzanine Loan and Security Agreement, dated as of June 29, 2005, by and between Wachovia Bank, National Association and MMRDH Senior Mezz Holdings Company LLC
10.17*	Intermediate Mezzanine Loan and Security Agreement, dated as of June 29, 2005, by and between Wachovia Bank, National Association and MMRDH Intermediate Mezz Holdings Company LLC
10.18*	Junior Mezzanine Loan and Security Agreement, dated as of June 29, 2005, by and between Wachovia Bank, National Association and MMRDH Junior Mezz Holdings Company LLC
10.19*

Facility Agreement, dated as of November 24, 2005, by and among Ian Schrager London Limited (to be renamed Morgans Hotel Group London Limited), Citigroup Global Markets Limited, the Financial Institutions Listed in Schedule 1 thereto and Citibank International plc

10.20	Indemnification Agreement, dated as of February 17, 2006, by and among Morgans Hotel Group Co., Morgans Hotel Group LLC, NorthStar Partnership, L.P. and RSA Associates, L.P.
10.21*	Agreement of Purchase and Sale, dated as of December 22, 2005, by and between James Hotel Scottsdale, LLC and Morgans Hotel Group LLC
10.22	Morgans Hotel Group Co. 2006 Omnibus Stock Incentive Plan
10.23*	Joint Venture Agreement, dated as of January 3, 2006, between Morgans/LV Investment LLC and Echelon Resorts Corporation
10.24	Employment Agreement dated as of February 14, 2006, by and between W. Edward Scheetz and Morgans Hotel Group Co.
10.25	Employment Agreement dated as of February 14, 2006, by and between Marc Gordon and Morgans Hotel Group Co.
10.26*	Accepted Offer Letter, dated July 25, 2005, of Richard Szymanski
10.27*

Amendment No. 1 to the Formation and Structuring Agreement, dated as of January 26, 2005, by and among Morgans Group LLC, Morgans Hotel Group LLC, NorthStar Hospitality LLC, NorthStar Partnership, L.P. and RSA Associates, L.P.

10.28	Morgans Hotel Group Co. Annual Bonus Plan
10.29*	Form of Morgans Hotel Group Co. Director RSU Award Agreement
10.30*	Form of Morgans Hotel Group Co. Stock Option Award Agreement
10.31*	Form of Morgans Hotel Group Co. LTIP Unit Vesting Agreement
10.32

Credit Agreement, dated as of February 17, 2006, by and among Morgans Hotel Group Co., Morgans Group LLC, the Lenders Party thereto, CitiCorp North America, Inc., Morgan Stanley Senior Funding, Inc. Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC and Bank of America N.A.

10.33

Credit Agreement, dated as of February 17, 2006, by and among Morgans Hotel Group Co., Morgans Hotel Group Management LLC, the Lenders Party thereto, CitiCorp North America, Inc., Morgan Stanley Senior Funding, Inc. Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Bank of America N.A.

14.1	Code of Ethics
21.1	Subsidiaries of the Registrant
24.1	Power of attorney (included on the signature page hereof)
31.1	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1

Certification by the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Incorporated by reference to the like-numbered exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-129277)

Index to Financial Statements
And Financial Statements

INDEX TO COMBINED FINANCIAL STATEMENTS

Combined Financial Statements:
Report of Independent Registered Public Accounting Firm	F-2
Combined Balance Sheets
As of December 31, 2005 and 2004	F-3
Combined Statements of Operations and Comprehensive Loss
For years ended December 31, 2005, 2004 and 2003	F-4
Combined Statements of Net Assets (Deficit)
For years ended December 31, 2005, 2004 and 2003	F-5
Combined Statements of Cash Flows
For the years ended December 31, 2005, 2004 and 2003	F-6
Notes to Combined Financial Statements	F-7
Morgans Hotel Group Co.:
Report of Independent Registered Public Accounting Firm	F-24
Balance Sheet of December 31, 2005	F-25
Note to Balance Sheet	F-26

Report of Independent Registered Public Accounting Firm

To the Owners of
Morgans Hotel Group Co. Predecessor:

We have audited the accompanying combined balance sheets of Morgans Hotel Group Co. Predecessor (the “Predecessor” or the “Company”) as of December 31, 2005 and 2004, and the related combined statements of operations and comprehensive loss, changes in net assets (deficit), and cash flows for each of the three years in the period ended December 31, 2005. These combined financial statements are the responsibility of management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Predecessor is not required to have, nor have we been engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Predecessor as of December 31, 2005 and 2004, and the combined results of their operations and their cash flows for the three years then ended in conformity with accounting principles generally accepted in the United States.

/s/ BDO SEIDMAN, LLP
New York, New York
March 3, 2006, except for Note 10(c) for which
the date is March 30, 2006

Morgans Hotel Group Co. Predecessor
Combined Balance Sheets
(in thousands)

	As of December 31,
	2005	2004
Assets
Property and equipment, net	$426,927	$446,811
Goodwill	73,698	73,698
Investments in and advances to unconsolidated joint ventures	7,529	21,924
Cash and cash equivalents	21,835	12,915
Restricted cash	32,754	19,269
Accounts receivable, net	7,530	8,884
Related party receivables	3,037	4,681
Prepaid expenses and other assets	12,687	6,771
Other, net	20,278	17,730
Total assets	$606,275	$612,683
Liabilities and Net Assets (Deficit)
Long term debt and capital lease obligations	$659,632	$550,951
Accounts payable and accrued liabilities	32,309	33,990
Other liabilities	23,751	22,610
Total liabilities	715,692	607,551
Minority interest	1,156	967
Commitments and contingencies
Net assets (deficit)	(110,573)	4,165
Total liabilities and net assets (deficit)	$606,275	$612,683

See accompanying notes to combined financial statements.

Morgans Hotel Group Co. Predecessor
Combined Statements of Operations and Comprehensive Loss
(in thousands)

	Year ended December 31,
	2005	2004	2003
Revenues:
Rooms	$153,675	$131,367	$112,257
Food and beverage	85,573	82,475	78,900
Other hotel	11,622	11,725	13,030
Total hotel revenues	250,870	225,567	204,187
Management fee-related parties	9,479	8,831	6,456
Total revenues	260,349	234,398	210,643
Operating Costs and Expenses:
Rooms	39,666	37,070	33,520
Food and beverage	54,294	51,876	48,252
Other departmental	4,546	3,452	4,341
Hotel selling, general and administrative	51,346	48,944	44,430
Property taxes, insurance and other	13,331	12,619	12,979
Total hotel operating expenses	163,183	153,961	143,522
Corporate expenses	17,982	15,375	13,994
Depreciation and amortization	26,215	27,348	28,503
Total operating costs and expenses	207,380	196,684	186,019
Operating income	52,969	37,714	24,624
Interest expense, net	72,257	67,173	57,293
Equity in loss of unconsolidated joint ventures	7,593	2,958	3,727
Minority interest	4,087	3,833	3,346
Other non-operating (income) expenses	(1,574)	(5,482)	2,077
Loss before income tax expense	(29,394)	(30,768)	(41,819)
Income tax expense	822	827	652
Net loss	(30,216)	(31,595)	(42,471)
Other comprehensive income:
Foreign currency translation (loss) gain	(705)	202	946
Comprehensive loss	$(30,921)	$(31,393)	$(41,525)

See accompanying notes to combined financial statements.

Morgans Hotel Group Co. Predecessor
Combined Statements of Net Assets (Deficit)
(in thousands)

	Net Assets (Deficit)	Other Comprehensive Income (Loss)	Total Net Assets (Deficit)
Balance, January 1, 2003	$17,365	$(2,351)	$15,014
Contributions	16,460	—	16,460
Distributions	(7,371)	—	(7,371)
Net loss	(42,471)	—	(42,471)
Foreign currency translation adjustment	—	946	946
Balance, December 31, 2003	(16,017)	(1,405)	(17,422)
Contributions	75,122	—	75,122
Distributions	(22,142)	—	(22,142)
Net loss	(31,595)	—	(31,595)
Foreign currency translation adjustment	—	202	202
Balance, December 31, 2004	5,368	(1,203)	4,165
Contributions	17,760	—	17,760
Distributions	(101,577)	—	(101,577)
Net loss	(30,216)	—	(30,216)
Foreign currency translation adjustment	—	(705)	(705)
Balance, December 31, 2005	$(108,665)	$(1,908)	$(110,573)

See accompanying notes to combined financial statements.

Morgans Hotel Group Co. Predecessor
Combined Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(30,216)	$(31,595)	$(42,471)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	25,489	26,711	27,916
Amortization of other costs	726	637	587
Amortization of deferred financing costs	16,018	5,724	2,196
Equity in losses from unconsolidated joint ventures	7,593	2,958	3,727
Impairment losses	—	800	—
Gain on tax credits	(1,731)	(1,731)	(1,731)
Gain on extinguishment of debt and legal settlement	—	(6,246)	—
Other non cash interest expense, net	(2,331)	733	823
Minority interest	189	279	(23)
Changes in assets and liabilities:
Accounts receivable, net	1,354	(2,182)	504
Related party receivables	1,644	7,110	(6,435)
Restricted cash	2,258	(1,540)	(1,181)
Prepaid expenses and other assets	(916)	1,463	293
Accounts payable and accrued liabilities	(3,079)	(27,562)	18,704
Other liabilities	2,872	1,621	4,141
Net cash provided by (used in) operating activities	19,870	(22,820)	7,050
Cash flows from investing activities:
Additions to property and equipment	(5,603)	(5,236)	(4,250)
(Deposits into) withdrawals from capital improvement escrows, net	(15,743)	(2,749)	(1,906)
Deposits on properties to be acquired	(5,000)	—	—
Distributions from unconsolidated joint ventures	18,497	297	111
Investment in unconsolidated joint ventures	(12,402)	(4,942)	(3,020)
Net cash used in investing activities	(20,251)	(12,630)	(9,065)
Cash flows from financing activities:
Proceeds from long term debt	580,000	546,255	—
Payments on long term debt and capital lease obligations	(471,319)	(539,197)	(2,685)
Contributions	17,760	75,122	16,460
Distributions	(101,577)	(22,142)	(7,371)
Financing costs	(15,563)	(15,401)	(2,745)
Net cash provided by financing activities	9,301	44,637	3,659
Net increase in cash and cash equivalents	8,920	9,187	1,644
Cash and cash equivalents, beginning of period	12,915	3,728	2,084
Cash and cash equivalents, end of period	$21,835	$12,915	$3,728
Supplemental disclosure of cash flow information:
Cash paid for interest	$53,091	$75,771	$34,505
Cash paid for taxes	$905	$843	$606

See accompanying notes to combined financial statements.

Morgans Hotel Group Co. Predecessor
Notes to Combined Financial Statements

1.   Organization and Formation transaction

Morgans Hotel Group Co. (“MHGC”) was incorporated on October 19, 2005 as a Delaware corporation to complete an initial public offering (“IPO”) that was part of the formation and structuring transactions below. The Company owns, manages and invests in hotel properties.

The Morgans Hotel Group Co. Predecessor (the “Predecessor” or the “Company”) comprised the subsidiaries and ownership interests that were contributed as part of the formation and structuring transactions from Morgans Hotel Group LLC (“Former Parent”) to Morgans Group LLC. The Former Parent is owned approximately 85% by NorthStar Hospitality, LLC (“NorthStar”), a subsidiary of NorthStar Capital Investment Corp. (“NCIC”) and approximately 15% by RSA Associates, L.P. (“RSA”).

In connection with the IPO, the Former Parent contributed the subsidiaries and ownership interests in nine operating hotels in the United States and the United Kingdom, to Morgans Group LLC in exchange for membership units. Simultaneously, Morgans Group LLC issued additional membership units to the Company in exchange for cash raised by the Company from the IPO. The Former Parent also contributed all the membership interests in its hotel management business to Morgans Group LLC in return for 1,000,000 membership units in Morgans Group LLC exchangeable for shares of Morgans Hotel Group Co. common stock. The Company will be the Managing Member of the operating company, Morgans Group LLC, and will have full management control.

On February 17, 2006, MHGC completed its initial public offering (“IPO”). MHGC issued 15,000,000 shares at $20 per share resulting in estimated net proceeds to the Company of approximately $275.0 million after underwriters’ discounts and estimated offering expenses. On February 17, 2006, the Company paid down $294.6 million of long term debt which included principal and interest (see Note 6), paid in full the preferred equity in Clift due a related party of $11.4 million, which included outstanding interest (see Note 5) and distributed $19.4 million to shareholders. Concurrent with the closing of the IPO, the Company borrowed $80.0 million under a new three-year term loan.

These financial statements have been presented on a combined basis and reflect the Company’s assets, liabilities and results from operations. The assets and liabilities are presented at the historical cost of the Former Parent. The equity method of accounting is utilized to account for investments in joint ventures over which the Company has significant influence, but not control.

The Company has one reportable operating segment; it operates, owns, acquires and redevelops boutique hotels.

Operating Hotels

The Company’s operating hotels are as follows:

Hotel Name	Location	Number of Rooms	Date Acquired	Ownership
Delano	Miami Beach, FL	194	1998	(1)
Hudson	New York, NY	804	1997	(5)
Mondrian	Los Angeles, CA	237	1998	(1)
Morgans	New York, NY	113	1998	(1)
Royalton	New York, NY	169	1998	(1)
Sanderson	London, England	150	1998	(2)
St. Martins Lane	London, England	204	1998	(2)
Shore Club	Miami Beach, FL	307	2002	(3)
Clift	San Francisco, CA	363	1999	(4)

(1)          Wholly owned hotels.

(2)          Owned through a 50:50 unconsolidated joint venture.

(3)          Operated under a management contract, with a minority ownership interest of approximately 7%.

(4)          The hotel is operated under a long-term lease, which is accounted for as a financing.

(5)          The hotel is structured as a condominium, in which the Former Parent owns approximately 96% of the square footage of the entire building.

Restaurant Joint Venture

The food and beverage operations of certain of the hotels are operated under a 50:50 joint venture with a third party restaurant operator.

2.   Summary of Significant Accounting Policies

Basis of Presentation

The accompanying combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company consolidates all wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in combination.

As further discussed in Note 6, Clift was operated as a debtor-in-possession from August 15, 2003 to October 14, 2004, when it emerged from bankruptcy. For financial reporting purposes, the assets, liabilities and operations of the hotel have been included in the combined results for all periods presented.

FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as amended (“FIN 46R”), requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Pursuant to FIN 46R, the Company consolidates five ventures that provide food and beverage services at the Company’s hotels as the Company absorbs a majority of the ventures’ expected losses and residual returns. FIN 46R has been applied retroactively. These services include operating restaurants including room service at five hotels, banquet and catering services at four hotels and a bar at one hotel. No assets of the Company are collateral for the venturers’ obligations and creditors of the venturers’ have no recourse to the Company.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include investments with maturities of three months or less from the date of purchase.

Restricted Cash

The loan agreements require the hotels to deposit 4% of Gross Revenues, as defined, in restricted cash escrow accounts for the future replacement of furniture, fixtures and equipment. In addition, under our existing loan agreements, we have funded a $15.0 million reserve for major capital improvements and are obligated to fund an additional $1.0 million in each of the subsequent 12-month periods commencing July 1, 2006. As replacements occur, the Company’s subsidiaries are eligible for reimbursement from these escrow accounts.

As further required by the loan agreements, restricted cash also consists of cash held in escrow accounts for taxes and insurance payments.

The restaurants owned by the joint venture require the ventures to deposit between 2% and 4% of Gross Revenues, as defined, in an escrow account for the future replacement of furniture, fixtures and equipment.

Accounts Receivable

Accounts receivable are carried at their estimated recoverable amount, net of allowances. Management provides for the allowances based on a percentage of aged receivables and assesses accounts receivable on a periodic basis to determine if any additional amounts will potentially be uncollectible. After all attempts to collect accounts receivable are exhausted, the uncollectible balances are written off against the allowance. The allowance for doubtful accounts is immaterial for all periods presented.

Property and Equipment

Building and building improvements are depreciated on a straight-line method over their estimated useful life of 39.5 years. Furniture, fixtures and equipment are depreciated on a straight-line method using five years. Building and equipment under capital leases and leasehold improvements are amortized on a straight-line method over the shorter of the lease term or estimated useful life of the asset.

Goodwill

Goodwill represents the excess purchase price over the fair value of net assets attributable to business acquisitions. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the Company tests for impairment at least annually. The Company will test for impairment more frequently if events or circumstances indicate that an asset may be impaired. In accordance with SFAS No. 142, the Company identifies potential impairments by comparing the fair value of the reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, including goodwill, the asset is not impaired. Any excess of carrying value over the implied fair value of goodwill would be recognized as an impairment loss in continuing operations.

During the years ended December 31, 2005, 2004 and 2003, the Company utilized the discounted cash flow method to perform its fair value impairment test and determined that no impairment existed.

Impairment of Long-Lived Assets

In accordance with SFAS Statement No. 144, Accounting for the Impairment of Disposal of Long Lived Assets, long-lived assets currently in use are reviewed periodically for possible impairment and will be written down to fair value if considered impaired. Long-lived assets to be disposed of are written down to the lower of cost or fair value less the estimated cost to sell. The Company reviews its portfolio of long-lived assets for impairment at least annually. When events or changes of circumstances indicate that an asset’s carrying value may not be recoverable, we test for impairment by reference to the asset’s estimated future cash flows. In this analysis of fair value, we use discounted cash flow analysis to estimate the fair value of our properties taking into account each property’s expected cash flow from operations, holding period and net proceeds from the dispositions of the property. The factors we address in determining estimated net proceeds from disposition include anticipated operating cash flow in the year of disposition, terminal capitalization rate and selling price per room. There were $800,000 of impairment losses in 2004 and no other impairment write-downs during the years ended December 31, 2005 or 2003.

Investments in and Advances to Unconsolidated Joint Ventures

The Company accounts for its investments in unconsolidated joint ventures using the equity method as it does not exercise control over significant asset decisions such as buying, selling or financing nor is it the primary beneficiary under FIN 46R, as discussed above. Under the equity method, the Company increases its investment for its proportionate share of net income and contributions to the joint venture and decreases its investment balance by recording its proportionate share of net loss and distributions.

The Company periodically reviews its investment in unconsolidated joint ventures for other temporary declines in market value. Any decline that is not expected to be recovered in the next twelve months is considered other than temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. No impairment charges were recognized in the years ended December 31, 2005, 2004 or 2003.

Other Assets

Other assets consist primarily of deferred financing costs and the costs the Company incurred to invest in Shore Club, which has been accounted for as costs to obtain the management contract on that hotel. The costs associated with the management contract are being amortized over the 20 year life of the contract. Deferred financing costs are being amortized over the terms of the related debt agreements.

Foreign Currency Translation

The Company has entered into certain transactions with its foreign joint ventures. The translation of transactions with its foreign joint ventures has resulted in foreign currency transaction gains and losses, which have been reflected in the results of operations based on exchange rates in effect at the translation date or the date of the transactions, as applicable. Such transactions did not have a material effect on the Company’s earnings. The Company’s investments in its foreign joint ventures have been translated at the applicable year-end exchange rate with the translation adjustment presented as a component of other comprehensive loss. The accumulated other comprehensive loss as of December 31, 2005, 2004 and 2003 was approximately $1.9 million, $1.2 million, and $1.4 million, respectively.

Revenue Recognition

The Company’s revenues are derived from lodging, food and beverage and related services provided to hotel customers such as telephone, minibar and rental income from tenants, as well as hotel management services. Revenue is recognized when the amounts are earned and can reasonably be estimated. Rental revenue is recorded on a straight-line basis over the term of the related lease agreement.

Additionally, the Company recognizes base and incentive management fees and chain service fees related to the management of the operating hotels in unconsolidated joint ventures. These fees are recognized as revenue when earned in accordance with the applicable management agreement. The Company recognizes base management and chain service fees as a percentage of revenue and incentive management fees as a percentage of net operating income or Net Capital or Refinancing Proceeds, as defined. The chain service fees represent cost reimbursements from managed hotels, which are incurred, and reimbursable costs to the Manager.

Concentration of Credit Risk

The Company places its temporary cash investments in high credit financial institutions. However, a portion of temporary cash investments may exceed FDIC insured levels from time to time.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred and are included in hotel selling, general and administrative expenses on the accompanying combined statements of operations and comprehensive loss. These costs amounted to approximately $10.7 million, $11.7 million, $9.6 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Repairs and Maintenance Costs

Repairs and maintenance costs are expensed as incurred and are included in hotel selling, general and administrative expenses on the accompanying combined statements of operations and comprehensive loss.

Income Taxes

The United States entities included in the accompanying combined financial statements are either partnerships or limited liability companies, which are treated similarly to partnerships for tax reporting purposes. Accordingly, Federal and state income taxes have not been provided for in the accompanying combined financial statements as the partners or members are responsible for reporting their allocable share of the Company’s income, gains, deductions, losses and credits on their individual income tax returns.

One of the Company’s foreign subsidiaries is subject to UK corporate income taxes. Income tax expense is reported at the applicable rate for the periods presented.

Certain of the Company’s subsidiaries are subject to the New York City Unincorporated Business Tax (“UBT”). The Company did not incur any amounts related to UBT during the years ended December 31, 2005, 2004 or 2003.

Subsequent to the IPO, the Company is subject to Federal and state income taxes. The Company has not reflected a pro-forma income tax provision, since any benefit would be fully reserved.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, capital lease obligations, and long-term debt. Substantially all of the Company’s long-term debt accrues interest at a floating rate, which re-prices frequently. Management believes the carrying amount of the aforementioned financial instruments is a reasonable estimate of fair value as of December 31, 2005 and 2004 due to the short-term maturity of these items or variable interest rate.

Interest Rate Cap

The Company has entered into an interest rate cap agreement to reduce the Company’s exposure to interest rate fluctuations. The Company records all derivative instruments on the balance sheet as either assets or liabilities, depending on the rights or obligations under the contract, at their estimated fair value and recognizes the change in fair value in interest expense on the accompanying combined statements of operations and comprehensive loss. The Company’s interest rate cap does not qualify for hedge accounting treatment. The value of the interest rate cap at December 31, 2005 is approximately $3.6 million and is included in other assets on the accompanying combined balance sheet.

3.   Property and Equipment

Property and equipment consist of the following (000’s omitted):

	As of December 31, 2005	As of December 31, 2004
Land	$73,616	$73,616
Building	397,556	397,423
Furniture, fixtures and equipment	61,604	84,441
Construction in progress	2,334	1,586
Property subject to capital lease	6,256	6,298
Subtotal	541,366	563,364
Less accumulated depreciation	(114,439)	(116,553)
Property and equipment, net	$426,927	$446,811

Depreciation on property and equipment was $25.5 million, $26.7 million, $27.9 million, for the years ended December 31, 2005, 2004, and 2003, respectively. Included in this expense was $0.3 million, $0.3 million and $0.2 million for the years ended December 31, 2005, 2004 and 2003, respectively, related to depreciation on property subject to capital leases.

4.   Investments in and Advances to Unconsolidated Joint Ventures

The Company’s investments in and advances to unconsolidated joint ventures and its equity in earnings (losses) of unconsolidated joint ventures are summarized as follows (000’s omitted):

Investments

Entity	As of December 31, 2005	As of December 31, 2004
Morgans Hotel Group Europe Ltd.	$8,337	$20,554
Restaurant Venture—SC London	(973)	(656)
Shore Club	123	2,026
Other	42	—
Total	$7,529	$21,924

Equity in income (losses) from unconsolidated joint ventures

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
Morgans Hotel Group Europe Ltd.	$(6,481)	$(3,045)	$(3,075)
Restaurant Venture—SC London	1	958	312
Shore Club	(1,113)	(871)	(964)
Total	$(7,593)	$(2,958)	$(3,727)

Morgans Hotel Group Europe Limited

The Company owns interests in two hotel properties through a joint venture known as Morgans Hotel Group Europe Limited (“MHG Europe”) with Burford Hotels Ltd. (“Burford”). MHG Europe owns two hotels located in London, England, St. Martins Lane, a 204-room hotel and Sanderson, a 150-room hotel. The Company and Burford each own a 50% interest in MHG Europe. Net income (loss) and cash distributions are to be allocated to the joint venturers in accordance with their interests.

The Company is entitled to an incentive management fee (“Incentive Fee”), as defined, equal to 20% of Net Operating Income, as defined, after the joint venture partners receive a 15% return on its investment capital (“15% Return”), as defined. The Company will also be entitled to a Capital Incentive Fee, as defined, from sales or refinancings of the hotels equal to 25% of Net Capital or Refinancing Proceeds, as defined, after the joint venture partners receive a 15% internal rate of return on its Invested Capital, as defined. The Company did not earn any incentive fees during the years ended December 31, 2005, 2004, and 2003.

In November 2005, Morgans Hotel Group London Limited (“MHG London”), a wholly owned subsidiary of MHG Europe, refinanced the existing debt with a new lender. The existing debt was replaced with debt of £107.5 million (approximately $184.9 million). In connection with this refinancing, the Company received approximately $9.7 million as payment on shareholder loans it had advanced to MHG Europe.

Summarized consolidated balance sheet information of MHG Europe is as follows (000’s omitted):

	As of December 31, 2005	As of December 31, 2004
Property and equipment, net	$168,997	$193,449
Other assets	21,683	15,748
Total assets	$190,680	$209,197
Other liabilities	$4,532	$6,669
Debt	184,910	178,071
Loans from joint venture partners	—	8,784
Total equity	1,238	15,673
Total liabilities and equity	$190,680	$209,197
Company’s share of equity	$1,019	$7,836
Advance to MHG Europe	—	4,364
Capitalized costs and designer fee	7,718	8,354
Company’s investment balance	$8,337	$20,554

Included in the capitalized costs and designer fee is approximately $4.7 million, $4.8 million and $5.1 million of capitalized interest as of December 31, 2005, 2004 and 2003, respectively. The capitalized interest costs are being amortized on a straight-line basis over 39.5 years into equity in earnings in the accompanying combined statements of operations and comprehensive loss.

Summarized consolidated income statement information of MHG Europe is as follows (000’s omitted):

	Year ended December 31,
	2005	2004	2003
Hotel operating revenues	$47,713	$47,812	$38,711
Hotel operating expenses	30,955	30,158	24,072
Depreciation and amortization	9,602	9,193	6,839
Operating income	7,156	8,461	7,800
Interest expense	20,157	13,217	12,659
Net loss for period	(13,001)	(4,756)	(4,859)
Other comprehensive gain (loss)	(1,410)	986	2,082
Comprehensive loss	$(14,411)	$(3,770)	$(2,777)
Company’s share of net loss	$(6,501)	$(2,378)	$(2,429)
Company’s share of other comprehensive gain (loss)	(705)	493	1,042
Company’s share of comprehensive loss	$(7,206)	$(1,885)	$(1,387)
Other depreciation	(646)	(667)	(646)
Elimination of intercompany transactions	666	—	—
Amount recorded in combined statement of operations and comprehensive loss	$(6,481)	$(3,045)	$(3,075)

Included in interest expense for the year ended December 31, 2005 is approximately $4.3 million for the write off of deferred financing costs and interest rate protection agreements.

The foreign currency exchange rate used to convert British pounds to United States dollars for the years ended December 31, 2005, 2004 and 2003 were approximately 1.82, 1.83, and 1.64, respectively.

5.   Other Liabilities

Other liabilities consist of the following (000’s omitted):

	As of December 31, 2005	As of December 31, 2004
Payable due investor member of HL	$2,855	$2,855
Deferred gain	—	1,731
Designer fee payable	6,386	6,256
Preferred equity in Clift due NorthStar	11,094	8,585
Clift pre-petition liabilities	3,416	3,183
	$23,751	$22,610

Payable due Investor Member of Hudson Leaseco LLC and Deferred Gain

The Company has redeveloped Hudson in a manner to permit the use of federal rehabilitation tax credits (“Historic Tax Credits”). The Company formed Hudson Leaseco LLC (“HL”) for the purpose of operating Hudson and admitted a new member (“investor member”) into HL who could use the Historic Tax Credits. The Company is the Managing Member with a 0.1% membership interest. The investor member, a 99.9% member, has contributed approximately $11.3 million in equity and is entitled to a preferred return with an effective annual rate of approximately 3% on its capital investment. The investor member’s interest in HL is subject to put/call rights during 2006 and 2007, the fifth and sixth years after Hudson’s fixed assets were placed in service in 2000 and 2001. Upon the purchase of the investor member’s interest pursuant to the put/call, it is estimated that HL will retain approximately $8.6 million of the capital contributed by the investor member, based on the formula used to determine the purchase price for the investor member’s interest. Through the creation of a master lease between Hudson and HL, the Company’s effective ownership percentage on the net cash flow of Hudson is approximately 100% after the payment of the distribution of the preferred returns.

The Company has accrued the estimated buyout price of the investor member in HL and is recognizing the gain on a straight-line basis over five years, the tax recapture period of the tax credits. The gain is included in other non-operating (income) expenses in the accompanying combined statements of operations and comprehensive loss.

Designer Fee Payable

The Former Parent had an agreement with a hotel designer. The designer has various claims related to the agreement. The Company may have liability as the successor to the Former Parent, and therefore the liability is included in these Company financial statements. According to the agreement, the designer is due for each designed hotel, a base fee plus 1% of Gross Revenues, as defined, for a ten-year period from the opening of each hotel. The estimated costs of the design services were capitalized as a component of the applicable hotel and are being amortized over the five-year estimated life of the related design elements. Interest is accreted each year on the liability and charged to interest expense using a rate of 9%. Changes to the estimated liability are recorded as an adjustment to the capitalized design fee and amortized prospectively. Adjustments to the estimated liability after the five-year life of the design asset will be charged directly to operations.

In addition, the agreement also called for the designer to design a minimum number of projects for which the designer would be paid a minimum fee. Included in other non-operating (income) expenses in the accompanying combined statement of operations and comprehensive loss for the year ended December 31, 2003 and in accounts payable and accrued liabilities as of December 31, 2005, 2004 and 2003 on the accompanying combined balance sheets is approximately $2.6 million of fees related to the difference between its minimum number of projects and the actual number designed.

Preferred Equity in Clift Due NorthStar

In July 2002, the limited liability company agreement of Clift was amended and restated and Clift issued Preferred Equity to NorthStar in exchange for $6.125 million. The Preferred Equity agreement, as amended, entitled NorthStar to an internal rate of return (24% through October 2004 and 25.27% thereafter) on its Unreturned Base, as defined, and equity participation equal to 25% of the aggregate amount that would be distributed to the members if the entire interest in the Clift was sold for its fair market value. The Preferred Equity’s redemption date was October 2006 (with an option to extend to October 2007) and all accrued but unpaid preferred interest plus the equity participation, if any, was due at redemption.

The amounts reflected in the accompanying combined balance sheets reflect the preferred return due to NorthStar plus accrued interest.

In accordance with Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity the mandatorily redeemable preferred equity was accounted for as a debt instrument and payments were recorded as interest expense in the accompanying combined statements of operations and comprehensive loss. Included in interest expense for the years ended December 31, 2005, 2004, and 2003 is $2.5 million, $1.9 million, and $1.6 million respectively, related to this preferred equity.

As discussed in Note 1, the preferred equity and related accrued interest was fully paid off in February 2006 with proceeds from the IPO.

Clift Pre-petition Liabilities

As of December 31, 2005 and 2004, the pre-petition liabilities, including accrued interest, related to the bankruptcy of Clift were approximately $3.4 million and $3.1 million, respectively. Under the court approved Reorganization Plan, these liabilities are payable over a period of up to 48 months from the date of the approved plan, which was October 14, 2004. Interest accrues on these liabilities under the plan at rates ranging from 6% to 10%. All payments have been made and are planned to be made according to the court approved payment schedule.

6.   Long-Term Debt and Capital Lease Obligations

Long-term debt consists of the following (000’s omitted):

Description	As of December 31, 2005	As of December 31, 2004	Interest rate at December 31, 2005
Notes secured by five hotels (a)	$472,449	$423,882	LIBOR + 2.36%
Mezzanine loan (a)	105,519	49,118	LIBOR + 9.14%
Clift debt (b)	75,140	71,255	9.6%
Capital lease obligations (c)	6,524	6,696	(c)
Total long term debt	$659,632	$550,951

(a)          5 Hotel Debt

On June 29, 2005, the Company refinanced its debt secured on Morgans, Mondrian, Royalton, Delano and Hudson for a total of $580 million (collectively, the “5 Hotel Debt”). The 5 Hotel Debt consists of $473.8 million first mortgage notes bearing interest at LIBOR (4.4% and 2.3% as of December 31, 2005 and December 31, 2004, respectively) plus a spread of 236 basis points and $105.5 million of mezzanine loans bearing interest at LIBOR plus a spread of 914 basis points. The maturity date for the 5 Hotel Debt was June 2007 with three one-year extension options and a right to extend to 2010 upon completion of an IPO.

At closing, the Company paid a 1.125% origination fee. In addition, the Company purchased an interest rate cap for the full amount of the 5 Hotel Debt with a LIBOR cap of 4.25%.

Part of the proceeds from this refinancing was used to pay off the previous first mortgage loan secured by the five hotels that bore interest at LIBOR plus a spread of 350 basis points, the mezzanine loan which bore interest at LIBOR plus 13.0%, and approximately $65.2 million of debt of the Former Parent.

In connection with this refinancing, the Company signed a cash management agreement whereby all cash receipts are deposited into a lockbox controlled by the lender and are released by the lender, monthly, in the following order of priority to pay: (1) sales and occupancy taxes, (2) escrow for real estate taxes and insurance, (3) debt service due under the first mortgage loans, (4) operating expenses which are reimbursed to the Company, (5) escrow deposits to fund a recurring replacement reserve, (6) debt service due under the mezzanine loans and (7) a capital expenditure reserve which is to be used for future renovation of the hotels.

The 5 Hotel Debt contains certain covenants including debt service coverage requirements as defined per the loan documents.

As discussed in Note 1, in connection with the IPO, the Company repaid the principal and accrued interest relating to the $106.3 million of mezzanine loans, which bore interest at LIBOR plus 9.14% and $188.3 million of the first mortgage notes, which bore interest at LIBOR, plus 4.40%. Furthermore, the Company exercised its right to extend the maturity date on the remaining first mortgage debt to 2010. The Company also entered into an interest rate protection agreement, which effectively converted the LIBOR rate to fixed rate of 5.0% from July 2007 to July 2010 on a notional amount of $285.0 million.

The Company may prepay in whole or in part the 5 Hotel Debt on any payment date, along with a Spread Maintenance Premium, as defined, and an Exit Fee, as defined. The Spread Maintenance Premium is equal to the amount of the prepayment multiplied by the applicable LIBOR margin multiplied by the ratio of the number of months between the prepayment date and July 2006 divided by 12. The Exit Fee is equal to 0.25% of the prepayment amount. Pursuant to the agreement, in connection with this debt prepaid with proceeds of the IPO, the Spread Maintenance Premium, as defined, and Exit Fees, as defined, were waived.

Included in interest expense for the year ended December 31, 2005, is approximately $18.1 million representing the write off of deferred financing costs and the prepayment consideration incurred in connection with the refinancing on June 29, 2005.

In 2004, the Company recognized a gain of approximately $4.0 million in connection with the repayment of the mezzanine loan. The gain is included in other non-operating (income) expenses in the accompanying combined statements of operations and comprehensive loss for the year ended December 31, 2004.

(b)  Clift Debt

During 2003, the Company had a $57.0 million loan, which bore interest at 9% and was secured by its interest in Clift. The loan was not paid at its July 2003 maturity and, as a result, the interest rate on the loan increased to 14% effective from July 2002. In August 2003, Clift Holdings LLC (the “debtor”) filed for voluntary Chapter 11 bankruptcy protection.

In October 2004, Clift emerged out of bankruptcy pursuant to a plan of reorganization whereby the debtor sold the hotel to an unrelated party for $71.0 million and then leased it back for a 99-year lease term. Under this lease, the Company is required to fund operating shortfalls including the lease payments and to fund all capital expenditures. This transaction does not qualify as a sale due to the Company’s continued involvement and therefore is treated as a financing. The proceeds from this transaction were used in part to repay the existing mortgage loan on Clift.

The lease payment terms are as follows:

Years 1 and 2	$2.8 million per annum
Years 3 to 10	$6.0 million per annum
Thereafter

Increased at 5-year intervals by a formula tied to increases in Consumer Price Index. At year 10, the increase has a maximum of 40% and a minimum of 20%. At each increased date thereafter, the maximum increase is 20% and the minimum is 10%.

(c)    Capital Lease Obligations

The Company has leased two condominium units at Hudson, which are reflected as capital leases. One of the leases requires the Company to make annual payments of $450,000 (subject to increases due to increases in the Consumer Price Index) from acquisition through November 2096. Effective January 1, 2003, and as of December 31, 2004, the annual lease payments under this lease increased to $506,244. This lease also allows the Company to purchase the unit at fair market value after November 2015.

The second lease requires the Company to make annual payments of $250,000 (subject to increases due to increases in the Consumer Price Index) through December 2098. Effective January 2004, payments under this lease increased to $285,337. The Company has allocated both of the leases’ payments between the land (see Note 7) and building based on their estimated fair values. The portion of the payments allocated to building has been capitalized at the present value of the future minimum lease payments. The portion of the payments allocable to land is treated as operating lease payments. The imputed interest rate on both of these leases is 8%. The capital lease obligations related to the units amounted to approximately $6.1 million and $6.1 million as of December 31, 2005 and 2004 , respectively. Substantially all of the principal payments on the capital lease obligations are due at the end of the lease agreements.

The Company has also entered into capital lease obligations related to equipment at certain of the hotels.

(d)          Term Loan and Revolving Credit Facility

Concurrently with the closing of the IPO, the Company borrowed $80.0 million under a three- year term loan and entered into a three-year revolving credit facility of $125.0 million, with an option to add one or more incremental revolving loan facilities of up to $25.0 million.

The facilities were proposed to have been secured by a first-priority security interest in substantially all the assets of the Company. The Company’s ability to provide the requested pledges is subject to the satisfaction or waiver of certain conditions under the terms of our mortgage debt (including that we receive “no-downgrade” letters from the ratings agencies with respect to the securitization facilities in which our existing mortgage indebtedness has been included and that the maturity date of these new loans is later than the maturity date of the mortgage debt) and these have not yet been satisfied or waived. The Company’s lenders have agreed to make the loans on an unsecured basis. The Company and the lenders have agreed to use commercially reasonable efforts to satisfy the required conditions (or obtain relevant waivers) as soon as practicable.

The term loan will amortize in equal quarterly installments in an amount equal to 0.25% of the original principal amount, commencing with the third quarter of 2006, with the balance payable at the final maturity.

The interest rate per annum applicable to the loans are a fluctuating rate of interest measured by reference to, at our election, either adjusted LIBOR or an alternative base rate, plus a borrowing margin.

Alternative base rate loans have an initial borrowing margin of 1.0%. Adjusted LIBOR loans have an initial borrowing margin of 2.0%. If we have not provided the requested pledges referred to above by April 1, 2006, the margin alternative base rate loans and adjusted LIBOR loans will increase by 1.5% until we provide the requested pledges. After the full first quarter after the closing of the revolving credit facility, the borrowing margins under the revolving credit facility may vary depending on our total leverage ratio.

The facilities will require us to maintain for each four-quarter period an adjusted debt to adjusted EBITDA ratio of no more than 6.5x, and adjusted EBITDA to fixed charges ratio of no less than 2.0x, and a senior secured indebtedness to adjusted EBITDA ratio of not more than 5.0x. The facilities contain among other things a covenant prohibiting us from paying dividends on our common stock.

The revolving credit facility is undrawn and will be available on a revolving basis for general corporate purposes, including acquisitions.

Principal Maturities

The following is a schedule, by year, of principal payments on notes payable (including capital lease obligations) as of December 31, 2005:

	Capital lease obligations and debt payable	Amount representing interest on capital lease obligations	Principal payments on capital lease obligations and debt payable
2006	180,053	518	179,535
2007	656	507	149
2008	608	492	116
2009	80,489	488	80,001
2010	280,489	488	280,001
Thereafter	117,337	36,087	81,250
	$659,632	$38,580	$621,052

The average interest rate on all of the Company’s debt for the years ended December 31, 2005, 2004 and 2003 is 10%, 11% and 10%, respectively.

7.   Commitments and Contingencies

As Lessee

Future minimum lease payments for noncancellable leases in effect as of December 31, 2005 are as follows (000’s omitted):

	Land (see Note 6)	Other
2006	$266	$260
2007	266	267
2008	266	228
2009	266	—
2010	266	—
Thereafter	22,897	—
Total	$24,227	$755

Future minimum lease payments do not include amounts for renewal periods or amounts that may need to be paid to landlords for real estate taxes, electricity and operating costs.

Management Fee on Restaurants

The Company owns a 50% interest in a restaurant joint venture with Chodorow Ventures LLC (“CV LLC”). The Company entered into the joint venture agreement (“Restaurant Venture”) in September 1999 for the purpose of establishing, owning, operating and/or managing restaurants, bars and other food and beverage operations in certain hotels affiliated with the Company. This agreement is implemented through operating agreements and leases at each hotel which expire between 2007 and 2010. These leases generally give the Restaurant Venture two additional five year renewal periods. CV LLC or an affiliated entity manages the operations of the Restaurant Venture and earns a 3% management fee.

Master Development Agreement

During 1998, in conjunction with the Company’s investment in MHG Europe, MHG Europe entered into a Master Development Agreement (the “Development Agreement”) with an affiliate of the Company, which provides for them to be the exclusive developer of any future hotel of MHG Europe. The Development Agreement is for a period of 10 years and may be extended under certain circumstances for an additional 10 years.

Construction Settlement

In 2002, Clift agreed to pay $10.1 million in connection with the settlement of a construction related lawsuit. In 2002, Clift made an initial principal payment of $2.5 million. The remaining balance of $7.6 million plus interest, at 10%, was due in monthly installments of at least $100,000 plus any interest. The total outstanding principal amount was due on January 2, 2004 and was secured by a lien on Clift. Clift did not make any payments on this obligation during the period it operated under bankruptcy protection.

In October 2004, the Company paid approximately $5.8 million to settle this liability. The difference between the original liability and the final payoff amount of approximately $2.2 million is included in other non-operating (income) expenses in the accompanying combined statements of operations and comprehensive loss for the year ended December 31, 2004.

Repurchase and Reimbursement Agreement

The Company signed a repurchase and reimbursement agreement in connection with its investment in Shore Club. Under this agreement, the Company was responsible for paying the difference between a 12.5% Preferred Return and a 15% Preferred Return to Blackacre, one of the other investors in Shore Club, on Blackacre’s Class B and Class C membership, each as defined. In addition, under this agreement, the Company would have been required to purchase Blackacre’s Class B membership interest in Shore Club under certain circumstances.

In November 2005, the Shore Club refinanced its existing debt and Blackacre’s Class B and Class C interests were redeemed at par plus accrued interest. The Company was reimbursed by Blackacre for its share of these interests, net of the amounts owed to Blackacre for the incremental return, thereby terminating any further liability on the part of the Company in respect of the Blackacre agreements.

Multi-employer Retirement Plan

Approximately 30% of the Company’s employees are subject to collective bargaining agreements. The Company is a participant, through these collective bargaining agreements, in multi-employer defined contribution retirement plans in New York and multi-employer defined benefit retirement plans in

California covering union employees. Plan contributions are based on a percentage of employee wages. The Company’s contributions to the multi-employer retirement plans amounted to approximately $1.4 million, $1.3 million and $1 million, for the years ended December 31, 2005, 2004 and 2003, respectively.

Purchase of James Hotel Scottsdale

On December 21, 2005, the Company agreed to acquire the James Hotel Scottsdale for approximately $47.5 million, including an approximate initial $4.5 million deposit paid at the time of signing of the purchase agreement, which is included in prepaid expenses and other assets as of December 31, 2005 in the accompanying combined balance sheets. The James Hotel Scottsdale is a 194-room boutique hotel located in Scottsdale, Arizona. The purchase is scheduled to close in April 2006.

Tax Contingency

On February 26, 2004, Morgans Hotel Group London Ltd. received a Notice of Decision from the United Kingdom’s taxation authority, the Inland Revenue. The Notice of Decision stated that MHG London, the entity that owns St. Martins Lane and Sanderson, was liable to pay national insurance contributions to the Inland Revenue in relation to discretionary service charges earned by the food and beverage employees of the London hotels. The Inland Revenue assessed its liability at £1,995,543 (approximately $3.4 million at the British pound / US Dollar exchange rate as of December 31, 2005) in respect of the period from April 6, 1999 to April 5, 2003. MHG London filed a Notice of Appeal on March 25, 2004 in which it stated that there was no statutory basis for the Inland Revenue to collect national insurance contributions from it. In addition, the Inland Revenue has determined that uniforms provided to the employees of the London hotels constituted a taxable benefit to those employees and as a result have calculated a separate liability in the amount of approximately £1.3 million (approximately $2.2 million at the British pound / US Dollar exchange rate as of December 31, 2005) in respect of the same period. MHG London is contesting the statutory basis for such liability as well as the amount calculated. In February 2006, Inland Revenue published new guidelines which reversed its previous position that national insurance was due on certain discretionary service charges. Based on this ruling, the Company has submitted a settlement proposal and has accrued approximately $0.4 million as an estimate for its share of a potential settlement amount, which is included in investments and advances to unconsolidated joint ventures as of December 31, 2005 in the accompanying combined balance sheets. Based on the discussions with the Inland Revenue, we believe that a material unfavorable outcome is remote. However, if MHG London is responsible for the full amount of these liabilities, it will be required to change its procedures for complying with United Kingdom wage obligations and the payments of these liabilities for the period from April 6, 1999 through the date of adopting such new procedures could have a material adverse effect on the Company’s combined financial position or combined results of operations.

Litigation

We are currently involved in litigation regarding our management of Shore Club. In 2002, we invested in Shore Club and our management company, MHG Management Company, took over management of the property. The management agreement pursuant to which we manage Shore Club expires in 2022. For the year ended December 31, 2002 (reflecting six months of data based on information provided to us and not generated by us and six months of operations after MHG Management Company took over management of Shore Club in July 2002), Shore Club had an operating loss plus depreciation of ($3.7 million), and its owner, Philips South Beach LLC, was in dispute with its investors and lenders. After we took over management of the property, the financial performance improved and Shore Club had operating income plus depreciation of $9.8 million in 2004. We believe this improvement was the direct result of our repositioning and operation of the hotel. This improved performance has continued.

Operating income plus depreciation for the twelve months ended December 31, 2005 was $11.3 million. In addition, during the fourth quarter of 2005, the debt on the hotel was refinanced. For the years ending December 31, 2005 and 2004, we had revenues of $3.6 million and $3.3 million, respectively, under the management agreement.

On January 17, 2006, Phillips South Beach LLC filed a lawsuit in New York state court against MHG Management Company. The lawsuit alleges, among other things, (i) that MHG Management Company engaged in fraudulent or willful misconduct with respect to Shore Club entitling Phillips South Beach LLC to terminate the Shore Club management agreement without the payment of a termination fee to us, (ii) breach of fiduciary duty by MHG Management Company, (iii) tortious interference with business relations by redirecting guests and events from Shore Club to Delano, (iv) misuse of free and complimentary rooms at Shore Club, and (v) misappropriation of confidential business information. The allegations include that we took actions to benefit Delano at the expense of Shore Club, billed Shore Club for expenses that had already been billed by us as part of chain expenses, and misused barter agreements to obtain benefits for our employees, and failed to collect certain rent and taxes from retail tenants. The lawsuit also asserts that we falsified or omitted information in monthly management reports related to the alleged actions. Messrs. Schrager, Scheetz and Hamamoto are also named as defendants in the lawsuit.

The remedies sought by Phillips South Beach LLC include (a) termination of the management agreement without the payment of a termination fee to us, (b) recovery of all previously paid management fees, (c) a full accounting of all of the affairs of Shore Club from the inception of the management agreement, (d) at least $5.0 million in compensatory damages and (e) at least $10.0 million in punitive damages and attorneys fees.

We believe that we have abided by the terms of the management agreement. We believe that Philips South Beach has filed the lawsuit as part of a strategy to pressure us to renegotiate our management agreement with Shore Club. We have retained outside counsel and intend to challenge the litigation vigorously. Although we cannot predict the outcome of this litigation, on the basis of current information, we do not expect that the outcome of this litigation will have a material adverse effect on our financial condition, results of operations or liquidity. In addition, this litigation may harm our reputation and defense of this litigation may divert management resources from the operations of our business.

The Company is involved in various lawsuits and administrative actions in the normal course of business. In management’s opinion, disposition of these lawsuits is not expected to have a material adverse effect on the Company’s combined financial position or combined results of operations.

Environmental

As a holder of real estate, the Company is subject to various environmental laws of federal and local governments. Compliance by the Company with existing laws has not had an adverse effect on the Company and management does not believe that it will have a material adverse impact in the future. However, the Company cannot predict the impact of new or changed laws or regulations on its current investment or on investments that may be made in the future.

8.   Related Party Transactions

The Company earned management fees, chain services fees and fees for certain technical services and has receivables from hotels it owns through investments in unconsolidated joint ventures as well as hotels owned by the Former Parent. These fees totaled approximately $9.5 million, $8.8 million, and $6.5 million during the years ended December 31, 2005, 2004 and 2003, respectively.

As of December 31, 2005 and 2004, the Company had receivables from these affiliates of approximately $3.0 million and $4.7 million, respectively, which are included in receivables from related parties on the accompanying consolidated balance sheets.

9.   Other Non-Operating (Income) Expenses

Other non-operating (income) expenses consist of the following (000’s omitted):

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
Gain on extinguishment of debt (Note 6)	$—	$(4,000)	$—
Gain on legal settlement (Note 7)	—	(2,242)	—
Gain on tax credits (Note 5)	(1,731)	(1,731)	(1,731)
Payments due designer (Note 5)	—	—	2,550
Clift bankruptcy related expenses	—	1,050	593
Other	157	1,441	665
	$(1,574)	$(5,482)	$2,077

10.   Subsequent Events

(a)   On January 3, 2006, the Company entered into a limited liability company agreement with Echelon Resorts Corporation (“Echelon”), a subsidiary of Boyd Gaming Corporation, through which it will develop, as 50/50 owners, Delano Las Vegas and Mondrian Las Vegas, both of which are expected to open in 2010. After certain milestones in the joint venture development process have been met, the Company is expected to contribute approximately $97.5 million in cash and Echelon will contribute approximately 6.5 acres of land to the joint venture. It is expected that these contributions will be completed by 2007, as part of pre-development. All further contributions will be made pro rata, although the Company and Echelon may be individually responsible for certain cost overruns. In addition, the Company and Echelon will jointly seek to arrange non-recourse project financing for the development of Delano Las Vegas and Mondrian Las Vegas.

(b)   On January 24, 2006, the Company acquired the property across Collins Avenue from Delano for approximately $14.3 million. This purchase was financed with cash from working capital and the issuance of a $10.0 million three- year promissory note by the Company to the seller, which initially bears interest at 7%. The Company intends to convert this property to new guest rooms at Delano and additional guest facilities, including a new restaurant and a new bar.

(c)   On March 23, 2006, Century Operating Associates filed a lawsuit in New York state court naming several defendants, including Morgans Hotel Group LLC, Morgans Hotel Group Co. (“MHGC”), W. Edward Scheetz, President and Chief Executive Officer of MHGC, and David T. Hamamoto, chairman of the Board of Directors of MHGC. The lawsuit alleges breach of contract, breach of fiduciary duty and fraudulent conveyance in connection with the structuring transactions that were part of MHGC’s initial public offering. In particular, the lawsuit alleges that the transactions constituted a fraudulent conveyance of the assets of Morgans Hotel Group LLC, in which Century Operating Associates has a non-voting membership interest, to MHGC. The plaintiff claims that the defendants knowingly and intentionally structured and participated in the transactions in a manner designed to leave Morgans Hotel Group LLC without any ability to satisfy its obligations to Century Operating Associates.

The remedies sought by Century Operating Associates include (a) Century Operating Associates’ distributive share of the initial public offering proceeds and (b) at least $17.5 million in punitive damages and attorney fees.

Morgans Hotel Group LLC (now named Residual Hotel Interest LLC) has retained outside counsel on behalf of each of the defendants. Although we believe that these claims are without merit, we cannot predict the outcome of this litigation.

Report of Independent Registered Public Accounting Firm

The Stockholder
Morgans Hotel Group Co.:

We have audited the accompanying balance sheet of Morgans Hotel Group Co. (the “Company”) as of December 31, 2005. The balance sheet is the responsibility of the Company’s management. Our responsibility is to express an opinion on the balance sheet based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. The Company is not required to have, nor have we been engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Morgans Hotel Group Co. as of December 31, 2005 in conformity with accounting principles generally accepted in the United States.

/s/ BDO SEIDMAN, LLP
New York, New York
March 30, 2006

Morgans Hotel Group Co.
Balance Sheet
December 31, 2005

ASSETS
Cash	$1
Total assets	$1
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities	$—
Stockholder’s equity
Common stock, $0.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	1
Retained earnings	—
Total stockholder’s capital	1
Total liabilities and stockholder’s capital	$1

See accompanying notes to financial statements

Note to Balance Sheet
December 31, 2005

Note 1. Organization and Description of Business

Morgans Hotel Group Co. (the “Company”) was incorporated as a Delaware corporation on October 19, 2005. The Company anticipates filing a registration statement with the Securities and Exchange Commission with respect to a proposed initial public offering (the “Offering”) of shares of its common stock. The Company was formed for the purpose of owning and operating interests in hotels to be contributed by Morgans Hotel Group LLC (“Morgans”). Operations are planned to commence upon completion of the Offering and contribution of the interests by Morgans.

On February 17, 2006, the Company completed its initial public offering. The Company issued 15,000,000 shares at $20 per share resulting in estimated net proceeds to the Company of approximately $275.0 million after underwriter’s discounts and estimated offering expenses.

Concurrent with the Offering, Morgans contributed to the Company’s operating company its subsidiaries and ownership interests in nine operating hotels in the United States and the United Kingdom, and its hotel management business, in exchange for membership units in the operating company.

On March 23, 2006, Century Operating Associates filed a lawsuit in New York state court naming several defendants, including Morgans Hotel Group LLC, Morgans Hotel Group Co. (“MHGC”), W. Edward Scheetz, President and Chief Executive Officer of MHGC, and David T. Hamamoto, chairman of the Board of Directors of MHGC. The lawsuit alleges breach of contract, breach of fiduciary duty and fraudulent conveyance in connection with the structuring transactions that were part of MHGC’s initial public offering. In particular, the lawsuit alleges that the transactions constituted a fraudulent conveyance of the assets of Morgans Hotel Group LLC, in which Century Operating Associates has a non-voting membership interest, to MHGC. The plaintiff claims that the defendants knowingly and intentionally structured and participated in the transactions in a manner designed to leave Morgans Hotel Group LLC without any ability to satisfy its obligations to Century Operating Associates.

The remedies sought by Century Operating Associates include (a) Century Operating Associates’ distributive share of the initial public offering proceeds and (b) at least $17.5 million in punitive damages and attorney fees.

Morgans Hotel Group LLC (now named Residual Hotel Interest LLC) has retained outside counsel on behalf of each of the defendants. Although we believe that these claims are without merit, we cannot predict the outcome of this litigation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2006.

MORGANS HOTEL GROUP CO.
By:	/s/ W. EDWARD SCHEETZ
	Name:	W. Edward Scheetz
	Title:	Chief Executive Officer

Date:  March 28, 2006

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints W. Edward Scheetz, Marc Gordon and Richard Szymanski and each of them severally, his true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his name, place and stead, in any and all capacities, to do any and all things and execute and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated. MORGANS HOTEL GROUP CO.

Signature	Title	Date
/s/ W. EDWARD SCHEETZ	President, Chief Executive Office and Director	March 28, 2006
W. Edward Scheetz	(Principal Executive Officer)
/s/ MARC GORDON	Chief Investment Officer and	March 28, 2006
Marc Gordon	Executive Vice President of Capital Markets
/s/ RICHARD SZYMANSKI	Chief Financial Officer and Secretary	March 28, 2006
Richard Szymanski
/s/ DAVID T. HAMAMOTO	Chairman of the Board of Directors	March 28, 2006
David T. Hamamoto
/s/ EDWIN L. KNETZGER, III	Director	March 28, 2006
Edwin L. Knetzger, III
/s/ LANCE ARMSTRONG	Director	March 28, 2006
Lance Armstrong
/s/ FRED J. KLEISNER	Director	March 28, 2006
Fred J. Kleisner
/s/ THOMAS L. HARRISON	Director	March 28, 2006
Thomas L. Harrison
/s/ ROBERT FRIEDMAN	Director	March 28, 2006
Robert Friedman