Form 10-Q
period 2005-12-31
Morgans Hotel Group Co.
filed 2006-05-15
CIK 1342126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2006

Or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 000-51802

MORGANS HOTEL GROUP CO.

(Exact name of registrant as specified in its charter)

Delaware	16-1736884
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
475 Tenth Avenue New York, New York	10018
(Address of principal executive offices)	(Zip Code)

212-277-4100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☐   Yes   ☒   No*

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☐   Yes   ☒   No*

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of May 15, 2006 was 33,500,000.

*                    The registrant became subject to the Securities Exchange Act of 1934 on February 13, 2006.

MORGANS HOTEL GROUP CO.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2006
TABLE OF CONTENTS

PART I—financial information

Item 1.                        Financial Statements (Unaudited)

Morgans Hotel Group Co. and Predecessor
Consolidated/Combined Balance Sheets
(in thousands, except share data)
(unaudited)

	Morgans Hotel Group Co.	The Predecessor
	March 31,	December, 31,
	2006	2005
Assets
Property and equipment, net	$437,724	$426,927
Goodwill	73,698	73,698
Investments in and advances to unconsolidated joint ventures	7,754	7,529
Cash and cash equivalents	60,306	21,835
Restricted cash	33,601	32,754
Accounts receivable, net	8,427	7,530
Related party receivables	3,327	3,037
Prepaid expenses and other assets	11,607	12,687
Other, net	28,500	20,278
Total assets	$664,944	$606,275
Liabilities and Stockholders’ Equity/Net Assets (Deficit)
Long term debt and capital lease obligations	$457,593	$659,632
Accounts payable and accrued liabilities	33,279	32,309
Deferred income taxes	10,561	—
Other liabilities	21,394	23,751
Total liabilities	522,827	715,692
Minority interest	20,290	1,156
Commitments and contingencies
Common stock, $.01 par value; 200,000,000 shares authorized 33,500,000 shares issued and outstanding at March 31, 2006	335	—
Additional paid-in capital	132,746	—
Comprehensive income	649	—
Accumulated deficit	(11,903)	(110,573)
Stockholders’ equity/net assets (deficit)	121,827	(110,573)
Total liabilities and stockholders’ equity/net assets (deficit)	$664,944	$606,275

See accompanying notes to consolidated/combined financial statements

Morgans Hotel Group Co. and Predecessor

Consolidated/Combined Statements of Operations and

Comprehensive Loss

(in thousands, except share data)

(unaudited)

	Morgans Hotel Group Co. Period from February 17, 2006 to March 31, 2006	The Predecessor Period from January 1, 2006 to February 16, 2006	The Predecessor Period from January 1, 2005 to March 31, 2005
Revenues
Rooms	$19,074	$17,742	$35,352
Food and beverage	10,850	11,135	21,495
Other hotel	1,436	1,645	2,905
Total hotel revenues	31,360	30,522	59,752
Management fee-related parties	1,185	1,022	2,500
Total revenues	32,545	31,544	62,252
Operating Costs and Expenses
Rooms	4,963	5,098	9,571
Food and beverage	6,568	7,494	13,560
Other departmental	545	619	920
Hotel selling, general and administrative	6,371	6,841	12,680
Property taxes, insurance and other	1,653	2,024	3,080
Total hotel operating expenses	20,100	22,076	39,811
Corporate general and administrative
Stock based compensation	1,052	—	—
Other	2,007	2,611	3,839
Depreciation and amortization	2,295	3,030	6,880
Total operating costs and expenses	25,454	27,717	50,530
Operating income	7,091	3,827	11,722
Interest expense, net	8,048	6,537	11,714
Equity in (income) loss of unconsolidated joint ventures	(238)	614	1,809
Minority interest in joint ventures	837	568	1,240
Other non-operating (income) expenses	42	—	(433)
Loss before income tax expense and minority interest	(1,598)	(3,892)	(2,608)
Income tax expense	10,661	90	183
Loss before minority interest	(12,259)	(3,982)	(2,791)
Minority interest	(356)	—	—
Net loss	(11,903)	(3,982)	(2,791)
Other comprehensive income
Unrealized gain on interest rate swap	630	—	—
Foreign currency translation gain (loss)	19	—	(156)
Comprehensive loss	$(11,254)	$(3,982)	$(2,947)
Earnings per share:
Basic and diluted	$(0.36)
Weighted average number of common shares outstanding:
Basic and diluted	33,500

See accompanying notes to consolidated/combined financial statements

Morgans Hotel Group Co. and Predecessor

Consolidated/Combined Statements of Net Assets (Deficit)

and Stockholders’ Equity

(in thousands)

(unaudited)

	Shares	Common Stock	Additional paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Net Assets (deficit)	Total Equity
The Predecessor
Balance, January 1, 2006						$(110,573)	$(110,573)
Contributions						3,738	3,738
Distributions						(968)	(968)
Net Loss						(3,982)	(3,982)
Balance, February 16, 2006	—	$—	$—	$—	$—	(111,785)	$(111,785)
The Company
Contribution of net assets (deficit) to the Company	18,500	185	(111,970)	—	—	111,785	—
Adjustment to record minority interest	—	—	(20,000)	—	—	—	(20,000)
Net proceeds from initial public offering	15,000	150	273,164	—	—	—	273,314
Distributions to Former Parent	—	—	(9,500)	—	—	—	(9,500)
Net loss	—	—	—	—	(11,903)	—	(11,903)
Foreign currency translation	—	—	—	19	—	—	19
Interest rate swap agreement	—	—	—	630	—	—	630
Amortization of restricted stock	—	—	1,052	—	—	—	1,052
Balance, March 31, 2006	33,500	$335	$132,746	$649	$(11,903)	$—	$121,827

See accompanying notes to consolidated/combined financial statements

Morgans Hotel Group Co. and Predecessor
Consolidated/Combined Statements of Cash Flows
(in thousands)
(unaudited)

	Morgans Hotel Group Co. Period from February 17, 2006 to March 31, 2006	The Predecessor Period from January 1, 2006 to February 16, 2006	The Predecessor Period from January 1, 2005 to March 31, 2005
Cash flows from operating activities
Net loss	$(11,903)	$(3,982)	$(2,791)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,245	2,911	6,650
Amortization of other costs	50	119	102
Amortization of deferred financing costs	5,255	1,214	1,555
Stock based compensation	1,052	—	—
Equity in (income) losses from unconsolidated joint ventures	(238)	614	1,809
Gain on tax credits	—	—	(433)
Deferred income taxes	10,561	—	—
Other non cash interest expense (income), net	(3,270)	(1,655)	167
Minority interest	(133)	(733)	221
Changes in assets and liabilities:
Accounts receivable, net	(730)	(168)	(1,951)
Related party receivables	(182)	(108)	(514)
Restricted cash	1,666	(2,080)	(895)
Prepaid expenses and other assets	(47)	1,127	505
Accounts payable and accrued liabilities	3,444	(2,082)	(487)
Other liabilities	1,275	408	808
Net cash provided by (used in) operating activities	9,045	(4,415)	4,746
Cash flows from investing activities
Additions to property and equipment	(861)	(5,091)	(653)
Deposits into capital improvement escrows, net	(388)	(45)	(5,559)
Distributions from unconsolidated joint ventures	—	—	316
Investment in unconsolidated joint ventures	(578)	(2)	(1,344)
Net cash used in investing activities	(1,827)	(5,138)	(7,240)
Cash flows from financing activities
Proceeds from long term debt	80,000	—	—
Payments on long term debt and capital lease obligations	(291,827)	(214)	(2,050)
Payments on Clift Preferred Equity	(11,393)	—	—
Contributions	—	3,738	1,969
Distributions	(9,500)	(968)	(706)
Proceeds from issuance of common stock, net of costs	273,314	—	—
Financing costs	(2,344)	—	—
Net cash provided by financing activities	38,250	2,556	(787)
Net increase (decrease) in cash and cash equivalents	45,468	(6,997)	(3,281)
Cash and cash equivalents, beginning of period	14,838	21,835	12,915
Cash and cash equivalents, end of period	$60,306	$14,838	$9,634
Supplemental disclosure of cash flow information
Cash paid for interest	$12,261	$6,521	$9,593
Cash paid for taxes	$—	$213	$189

See accompanying notes to consolidated/combined financial statements

Morgans Hotel Group Co. and Predecessor
Notes to Unaudited Consolidated/Combined Financial Statements

1.   Organization and Formation Structuring Transactions

Morgans Hotel Group Co. (the “Company”) was incorporated on October 19, 2005 as a Delaware corporation to complete an initial public offering (“IPO”) that was part of the formation and structuring transactions below. The Company owns, manages and invests in hotel properties.

The Morgans Hotel Group Co. Predecessor (the “Predecessor”) comprised the subsidiaries and ownership interests that were contributed as part of the formation and structuring transactions from Morgans Hotel Group LLC (“Former Parent”) to Morgans Group LLC. The Former Parent is owned approximately 85% by NorthStar Hospitality, LLC (“NorthStar”), a subsidiary of NorthStar Capital Investment Corp. (“NCIC”) and approximately 15% by RSA Associates, L.P. (“RSA”).

In connection with the IPO, the Former Parent contributed the subsidiaries and ownership interests in nine operating hotels in the United States and the United Kingdom to Morgans Group LLC in exchange for equity interests in the Company. The Former Parent also contributed all the membership interests in its hotel management business to Morgans Group LLC in return for 1,000,000 membership units in Morgans Group LLC exchangeable for shares of Morgans Hotel Group Co. common stock. The Company will be the Managing Member of the operating company, Morgans Group LLC, and will have full management control.

On February 17, 2006, the Company completed its initial public offering (“IPO”). the Company issued 15,000,000 shares at $20 per share resulting in estimated net proceeds to the Company of approximately $273.3 million after underwriters’ discounts and estimated offering expenses. On February 17, 2006, the Company repaid $294.2 million of long term debt which included principal and interest (see Note 6), paid in full the preferred equity in Clift due a related party of $11.4 million, which included outstanding interest (see Note 5) and distributed $9.5 million to shareholders. Concurrent with the closing of the IPO, the Company borrowed $80.0 million under a new three-year term loan.

The Company has one reportable operating segment consisting of the operation, ownership, acquisition and redevelopment of boutique hotels.

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

(1)          Wholly owned hotels.

(2)          Owned through a 50/50 unconsolidated joint venture.

(3)          Operated under a management contract, with a minority ownership interest of approximately 7%.

(4)          The hotel is operated under a long-term lease, which is accounted for as a financing.

(5)          The hotel is structured as a condominium, in which the Company owns approximately 96% of the square footage of the entire building.

In January 2006, the Company acquired the property across Collins Avenue from Delano for approximately $14.3 million. The Company intends to convert this property to new guest rooms at Delano and additional guest facilities.

On May 3, 2006, the Company closed on the purchase of the James Hotel Scottsdale with a final payment of $43.2 million, bringing the total purchase price to $47.8 million. The James Hotel Scottsdale is a 194-room boutique hotel located in Scottsdale, Arizona. The Company plans to re-brand this property Mondrian Scottsdale. The Company funded the purchase with cash on hand and intends to secure mortgage financing on the hotel.

Restaurant Joint Venture

The food and beverage operations of certain of the hotels are operated under a 50/50 joint venture with a third party restaurant operator.

2.   Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company and unaudited combined financial statements of the Predecesor have been prepared in accordance with accounting principles generally accepted in the United States. For further information, refer to the combined financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. All adjustments considered necessary in the opinion of management for the fair presentation have been included. Operating results for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The comparative statements for 2005 represent three months of operations of the Predecessor, which are comparable to the same three months in 2006.

Income Taxes

The United States entities included in the accompanying combined financial statements for the three months ended March 31, 2005 and the period January 1, 2006 to February 16, 2006 are either partnerships or limited liability companies, which are treated similarly to partnerships for tax reporting purposes. Accordingly, Federal and state income taxes have not been provided for those accompanying combined financial statements as the partners or members are responsible for reporting their allocable share of the Predecessor’s income, gains, deductions, losses and credits on their individual income tax returns.

One of the Company’s foreign subsidiaries is subject to UK corporate income taxes. Income tax expense is reported at the applicable rate for the periods presented.

Subsequent to the IPO, the Company is subject to Federal and state income taxes as a C-Corporation. Income taxes for the interim period of February 17, 2006 to March 31, 2006, were computed using an effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The Company has also recorded $10.6 million in net deferred taxes, related to cumulative differences in the basis recorded for certain assets and liabilities, primarily goodwill and property and equipment.

Derivative Instruments and Hedging Activities

The Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value in accordance with Statement of Financial Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Additionally, the fair value adjustments of each period will affect the consolidated financial statements of the Company differently depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

The Company records the effective portion of changes in fair value of its interest rate swap agreements, which have been designated as cash flow hedging instruments, as a component of other comprehensive income and reports the ineffective portion currently in earnings. The Company reclassifies amounts included in other comprehensive income into earnings in the same period during which the hedged item affects earnings.

The Company’s interest rate cap does not qualify for hedge accounting treatment and therefore the change in fair value is recorded in interest expense. The fair value of the interest rate cap was $6.7 million and $3.6 million at March 31, 2006 and December 31, 2005, respectively. The fair value of the interest rate swap was $9.4 million as of March 31, 2006. These fair values are based upon bank quotes and included in other assets on the accompanying consolidated/combined balance sheets.

Stock based Compensation

The Company accounts for stock based employee compensation using the fair value method of accounting described in Statement of Financial Accounting Standards No.123R, “Accounting for Stock based Compensation”. For share grants, total compensation expense is based on the price of the Company’s stock at the grant date. Compensation expense is recorded ratably over the vesting period, if any.

Earnings (Loss) Per Share

Basic net income (loss) per common share is calculated by dividing net income (loss) available to common stockholders, less any dividends on unvested restricted common stock, by the weighted-average number of common stock outstanding during the period. Diluted net income (loss) per common share is calculated by dividing net income (loss) available to common stockholders, less dividends on unvested restricted common stock, by the weighted-average number of common stock outstanding during the period, plus other potentially dilutive securities, such as unvested shares of restricted common stock and warrants.

Minority Interest

The percentage of membership units owned by the Former Parent is presented as minority interest in Morgans Group LLC in the consolidated balance sheet and was approximately $19.7 million as of March 31, 2006. The minority interest in Morgans Group LLC is (i) increased or decreased by the limited members’ pro rata share of Morgans Group LLC’s net income or net loss, respectively; (ii) decreased by distributions; (iii) decreased by redemptions of membership units for the Company’s common stock; and (iv) adjusted to equal the net equity of Morgans Group LLC multiplied by the limited members’ ownership percentage immediately after each issuance of units of Morgans Group LLC and/or shares of the Company’s common stock and after each purchase of treasury stock through an adjustment to additional paid-in capital. Net income or net loss is allocated to the minority interest in Morgans Group LLC is based on the weighted-average percentage ownership throughout the period.

Additionally, $0.6 million and $1.2 million is recorded as minority interest as of March 31, 2006 and December 31, 2005, respectively, which represents our third-party food and beverage joint partner’s interest in the restaurant venture at certain of our hotels.

3.   Earnings (Loss) Per Share

Basic earnings per share is calculated based on the weighted average number of common stock outstanding during the period. Diluted earnings per share include the effect of potential shares outstanding, including dilutive securities. Potential dilutive securities may include shares granted under the stock incentive plan and membership units in Morgans Group LLC, which may be exchanged for shares of the Company’s common stock under certain circumstances. The outstanding Morgans Group LLC membership units (which may be converted to common stock) have been excluded from the diluted net income (loss) per common share calculation, as there would be no effect on reported diluted net income (loss) per common share. All restricted stock units, LTIP units (as defined in Note 7) and stock options are excluded from loss per share as they are anti-dilutive.

The table below details the components of the basic and diluted EPS calculations:

	Period from February 17, 2006 to March 31, 2006
	Loss	Shares	EPS Amount
Basic EPS
Net loss	$(11,903)	33,500	$(0.36)
Effect of dilutive stock compensation	—	—	—
Diluted EPS	$(11,903)	33,500	$(0.36)

4.   Investments in and Advances to Unconsolidated Joint Ventures

The Company’s investments in and advances to unconsolidated joint ventures and its equity in earnings (losses) of unconsolidated joint ventures are summarized as follows (000’s omitted):

Investments

Entity	As of March 31, 2006	As of December 31, 2005
Morgans Hotel Group Europe Limited	$7,901	$8,337
Restaurant Venture—SC London	(929)	(973)
Shore Club	159	123
Las Vegas	545	8
Other	78	34
Total	$7,754	$7,529

Equity in income (losses) from unconsolidated joint ventures

	Morgans Hotel Group Co. Period from February 17, 2006 to March 31, 2006	Precessor Period from January 1, 2006 to February 16, 2006	Predecessor Three months ended March 31, 2005
Morgans Hotel Group Europe Limited	$33	$(490)	$(1,684)
Restaurant Venture—SC London	139	(94)	(89)
Shore Club	66	(30)	(36)
Total	$238	$(614)	$(1,809)

Morgans Hotel Group Europe Limited

The Company owns interests in two hotel properties through a joint venture known as Morgans Hotel Group Europe Limited (“MHG Europe”) with Burford Hotels Ltd. (“Burford”). MHG Europe owns two hotels located in London, England, St. Martins Lane, a 204-room hotel and Sanderson, a 150-room hotel. The Company and Burford each own a 50% interest in MHG Europe. Net income (loss) and cash distributions are to be allocated to the joint venturers in accordance with their interests. In April 2006, Burford sold their interest as joint venture partner to an unrelated third party. The joint venture agreement was unchanged.

In November 2005, Morgans Hotel Group London Limited (“MHG London”), a wholly owned subsidiary of MHG Europe, refinanced the existing debt with a new lender. The existing debt was replaced with debt of £107.5 million (approximately $184.9 million). In connection with this refinancing, the Company received approximately $9.7 million as payment on shareholder loans it had advanced to MHG Europe.

Summarized consolidated income statement information of MHG Europe is as follows (000’s omitted):

	Period from February 17, 2006 to March 31, 2006	Period from January 1, 2006 to February 16, 2006	Three months ended March 31, 2005
Hotel operating revenues	$6,007	$5,662	$11,505
Hotel operating expenses	3,695	4,045	7,816
Depreciation and amortization	919	1,006	3,444
Operating income	1,393	611	245
Interest expense	1,296	1,521	3,446
Net income (loss) for period	97	(910)	(3,201)
Other comprehensive gain (loss)	38	—	(311)
Comprehensive income (loss)	$135	$(910)	$(3,512)
Company’s share of net income (loss)	$48	$(455)	$(1,601)
Company’s share of other comprehensive gain (loss)	19	493	(155)
Company’s share of comprehensive income (loss)	67	(1,885)	(1,756)
Other depreciation	(34)	(35)	(83)
Amount recorded in combined statement of operations and comprehensive loss	$33	$(490)	$(1,684)

The foreign currency exchange rate used to convert British pounds to United States dollars for the three months ended March 31, 2006 was approximately 1.75 and for the three months ended March 31, 2005 was approximately 1.89.

Las Vegas

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

5.   Other Liabilities

Other liabilities consist of the following (000’s omitted):

	As of March 31, 2006	As of December 31, 2005
Payable due investor member of Hudson Leasco	$2,855	$2,855
Designer fee payable	6,409	6,386
Preferred equity in Clift due NorthStar	—	11,094
Interest swap derivative liability	8,670	—
Clift pre-petition liabilities	3,460	3,416
	$21,394	$23,751

As discussed in Note 1, the preferred equity in Clift due NorthStar and related accrued interest was fully paid off in February 2006 with proceeds from the IPO.

The fair value of the interest swap derivative liability was approximately $8.7 million at March 31, 2006 (See Note 2).

6.   Long-Term Debt and Capital Lease Obligations

Long-term debt consists of the following (000’s omitted):

Description	As of March 31, 2006	As of December 31, 2005	Interest rate at March 31, 2006
Notes secured by five hotels(a)	$285,000	$472,449	LIBOR + 1.00%
Mezzanine loan(a)	—	105,519	NA
Clift debt	76,111	75,140	9.6%
Term loan(b)	80,000	—	LIBOR + 2.0%
Promissory note(c)	10,000	—	7%
Capital lease obligations	6,482	6,524	varies
Total long term debt	$457,593	$659,632

(a)   5 Hotel Debt

As discussed in Note 1, in connection with the IPO, the Company repaid the principal and accrued interest relating to the $106.3 million of mezzanine loans, which bore interest at LIBOR plus 9.14% and $188.3 million of the first mortgage notes, which bore interest at LIBOR, plus 4.40%. In connection with this payment, the Company wrote off $4.4 million of deferred loan fees. Furthermore, the Company exercised its right to extend the maturity date on the remaining first mortgage debt of $285.0 million to 2010. The Company also entered into an interest rate protection agreement, which effectively converted the LIBOR rate to a fixed rate of 5.04% from July 2007 to June 2010 on the outstanding notional amount of $285.0 million.

(b)   Term Loan and Revolving Credit Facility

Concurrently with the closing of the IPO, the Company borrowed $80.0 million under a three-year term loan and entered into a three-year revolving credit facility of $125.0 million, with an option to add one or more incremental revolving loan facilities of up to $25.0 million.

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

The term loan will amortize in equal quarterly installments in an amount equal to 0.25% of the original principal amount, commencing with the third quarter of 2006, with the balance payable at maturity.

The interest rate per annum applicable to the loans are a fluctuating rate of interest measured by reference to, at our election, either adjusted LIBOR or an alternative base rate, plus a borrowing margin. Alternative base rate loans have an initial borrowing margin of 1.0%. Adjusted LIBOR loans have an initial borrowing margin of 2.0%. If we have not provided the requested pledges referred to above by April 1, 2006, the margin alternative base rate loans and adjusted LIBOR loans will increase by 1.5% until we provide the requested pledges. After the full first quarter after the closing of the revolving credit facility, the borrowing margins under the revolving credit facility may vary depending on our total leverage ratio. As of May 8, 2006, we have not received the requested pledges.

The facilities require the Company to maintain for each four-quarter period an adjusted debt to adjusted EBITDA ratio of no more than 6.5x, and adjusted EBITDA to fixed charges ratio of no less than 2.0x, and a senior secured indebtedness to adjusted EBITDA ratio of not more than 5.0x. The facilities contain, among other things, a covenant prohibiting the Company from paying dividends on its common stock.

The revolving credit facility is undrawn and will be available on a revolving basis for general corporate purposes, including acquisitions.

(c)   Promissory Note

The purchase of the property across from the Delano was partially financed with the issuance of a $10.0 million three-year interest only promissory note by the Company to the seller, which matures on January 24, 2009. The note bears interest in year one at 7.0%, in year two at 8.5%, and in year three at 10.0%.

7.   Ominbus Stock Incentive Plan

On February 9, 2006, the board of directors of the Company adopted the Morgans Hotel Group Co. 2006 Omnibus Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan provides for the issuance of stock-based incentive awards, including incentive stock options, non-qualified stock options, stock appreciation rights, shares of common stock of the Company, including restricted stock, and other equity-based awards, including membership units which are structured as profits interests (“LTIP Units”) or any combination of the foregoing. The eligible participants in the Stock Incentive Plan include directors, officers and employees of the Company. An aggregate of 3,500,000 shares of common stock of the Company are currently reserved and authorized for issuance under the Stock Incentive Plan, subject to equitable adjustment upon the occurrence of certain corporate events.

On February 14, 2006, an aggregate of 25,000 shares of restricted common stock were granted to the Company’s non-employee directors and employees pursuant to the Stock Incentive Plan. Restricted common stock vests 1/3 of the amount granted on the first anniversary of the grant date and as to the remainder in 24 equal installments at the end of each month following the first anniversary of the grant date so long as the recipient continues to be an eligible recipient. These restricted shares of common stock will become fully vested on the third anniversary of the grant date. The fair value of each restricted common stock granted was $20 at the date of grant.

Also on February 14, 2006, an aggregate of 68,200 shares of restricted common stock were granted to the Company’s employees pursuant to the Stock Incentive Plan. Employee restricted common stock vests 1/4 of the amount granted on the anniversary of the grant date and as to the remainder ratably over four years so long as the recipient continues to be an eligible recipient. These restricted shares of common stock will become fully vested on the fourth anniversary of the grant date. The fair value of each restricted common stock granted was $20 at the date of grant.

In addition, an aggregate of 862,500 LTIP Units have been granted to the Company’s officers and chairman of the board of directors pursuant to the Stock Incentive Plan. LTIP Units vest as to 1/3 of the amount granted on the first anniversary of the grant date and as to the remainder in 24 equal installments at the end of each month following the first anniversary of the grant date so long as the recipient continues to be an eligible recipient. These LTIP Units will become fully vested on the third anniversary of the grant date. The fair value of each LTIP unit granted was $20 at the date of grant.

Also on February 14, 2006, an aggregate of 1,006,000 options to purchase common stock of the Company at the IPO price ($20 per share) were granted to our chairman, non-employee directors, officers and employees. Stock options vest as to 1/3 of the amount granted on the first anniversary of the grant date and as to the remainder in 24 equal installments at the end of each month following the first anniversary of the grant date so long as the recipient continues to be an eligible recipient. These options will become fully vested on the third anniversary of the grant date and expire 10 years after the grant date. The fair value for each option granted was estimated at the date of grant using the Black-Scholes option-pricing model, an allowable valuation method under Statement of Financial Accounting Statement No. 123R with the following assumptions: risk-free interest rate of 4.6%, expected option lives of 3½ years, 35% volatility, no dividend rate and 10% forfeiture rate. The fair value of each option was $6.37 at the date of grant.

In the period from February 14, 2006 to March 31, 2006, the Company recognized $1.1 million of stock based compensation expense related to the above restricted common stock, LTIP’s and options.

8.   Litigation

Tax Contingency

On February 26, 2004, Morgans Hotel Group London Ltd. received a Notice of Decision from the United Kingdom’s taxation authority, the Inland Revenue. The Notice of Decision stated that MHG London, the entity that owns St. Martins Lane and Sanderson, was liable to pay national insurance contributions to the Inland Revenue in relation to discretionary service charges earned by the food and beverage employees of the London hotels. The Inland Revenue assessed its liability at £1,995,543 (approximately $3.5 million at the British pound / US Dollar exchange rate as of March 31, 2006) with respect of the period from April 6, 1999 to April 5, 2003. MHG London filed a Notice of Appeal on March 25, 2004 in which it stated that there was no statutory basis for the Inland Revenue to collect national insurance contributions from it. In addition, the Inland Revenue has determined that uniforms provided to the employees of the London hotels constituted a taxable benefit to those employees and as a result have calculated a separate liability in the amount of approximately £1.3 million (approximately $2.3 million at the British pound / US Dollar exchange rate as of March 31, 2006) with respect of the same period. MHG London is contesting the statutory basis for such liability as well as the amount calculated. In February 2006, Inland Revenue published new guidelines, which reversed its previous position that national insurance was due on certain discretionary service charges. Based on this ruling, the Company has submitted a settlement proposal and has accrued approximately $0.4 million as an estimate for its share of a potential settlement amount, which is included in investments and advances to unconsolidated joint ventures as of December 31, 2005 in the accompanying consolidated/combined balance sheets. Based on the discussions with the Inland Revenue, we believe that a material unfavorable outcome is remote. However, if MHG London is responsible for the full amount of these liabilities, it will be required to change its procedures for complying with United Kingdom wage obligations and the payments of these liabilities for the period from April 6, 1999 through the date of adopting such new procedures could have a material adverse effect on the Company’s financial position or results of operations.

Litigation

The Company is currently involved in litigation regarding the management of Shore Club. In 2002, the Company invested in Shore Club and the Company’s management company, MHG Management Company, took over management of the property. The management expires in 2022. For the year ended December 31, 2002 (reflecting six months of data based on information provided to us and not generated by us and six months of operations after MHG Management Company took over management of Shore Club in July 2002), Shore Club had an operating loss plus depreciation of ($3.7 million), and its owner, Philips South Beach LLC, was in dispute with its investors and lenders. After the Company took over management of the property, the financial performance improved and Shore Club had operating income plus depreciation of $9.8 million in 2004. The Company believes this improvement was the direct result of our repositioning and operation of the hotel. This improved performance has continued. Operating income plus depreciation for the three months ended March 31, 2006 was $4.7 million. In addition, during the fourth quarter of 2005, the debt on the hotel was refinanced.

On January 17, 2006, Phillips South Beach LLC filed a lawsuit in New York state court against MHG Management Company. The lawsuit alleges, among other things, (i) that MHG Management Company engaged in fraudulent or willful misconduct with respect to Shore Club entitling Phillips South Beach LLC to terminate the Shore Club management agreement without the payment of a termination fee to us, (ii) breach of fiduciary duty by MHG Management Company, (iii) tortious interference with business relations by redirecting guests and events from Shore Club to Delano, (iv) misuse of free and complimentary rooms at Shore Club, and (v) misappropriation of confidential business information. The allegations include that the Company took actions to benefit Delano at the expense of Shore Club, billed Shore Club for expenses that had already been billed by the Company as part of chain expenses, and misused barter agreements to obtain benefits for the Company’s employees, and failed to collect certain rent and taxes from retail tenants. The lawsuit also asserts that the Company falsified or omitted information in monthly management reports related to the alleged actions. Ian Schrager, founder of the Predecessor, W. Edward Scheetz, President and Chief Executive Officer of the Company, and David T. Hamamoto, chairman of the Board of Directors of the Company, are also named as defendants in the lawsuit.

The remedies sought by Phillips South Beach LLC include (a) termination of the management agreement without the payment of a termination fee to us, (b) recovery of all previously paid management fees, (c) a full accounting of all of the affairs of Shore Club from the inception of the management agreement, (d) at least $5.0 million in compensatory damages and (e) at least $10.0 million in punitive damages and attorneys’ fees.

The Company believes that it has abided by the terms of the management agreement. The Company believes that Philips South Beach has filed the lawsuit as part of a strategy to pressure us to renegotiate our management agreement with Shore Club.

On April 17, 2006, MHG Management Company and related subsidiaries of the Company filed a lawsuit against Philip Pilevsky and individuals and entities associated with Mr. Pilevsky (the “Pilevsky parties”), charging them with tortious interference and breach of fiduciary duty in an attempt to break or renegotiate the terms of a 20-year exclusive management contract that the Company holds for Shore Club.

The Company believes it has abided by the terms of the contract. The Pilevsky parties began what the lawsuit terms “a campaign to sabotage and destabilize the Company’s management” of Shore Club, including the filing of three lawsuits against the Company and its related entities that falsely accuse the Company of engaging in fraudulent misconduct, among other things.

Also in 2005, the Pilevsky parties terminated a plan to convert Shore Club into a hotel-condominium, under which Morgans would have received a fee.

The Company has retained outside counsel and intends to pursue this litigation vigorously. Although we cannot predict the outcome of this litigation, on the basis of current information, we do not expect that the outcome of this litigation will have a material adverse effect on our financial condition, results of operations or liquidity.

On March 23, 2006, Century Operating Associates filed a lawsuit in New York state court naming several defendants, including the Company, Morgans Hotel Group LLC, Messrs. Scheetz and Hamamoto. The lawsuit alleges breach of contract, breach of fiduciary duty and fraudulent conveyance in connection with the structuring transactions that were part of the Company’s initial public offering. In particular, the lawsuit alleges that the transactions constituted a fraudulent conveyance of the assets of Morgans Hotel Group LLC, in which Century Operating Associates has a non-voting membership interest, to the Company. The plaintiff claims that the defendants knowingly and intentionally structured and participated in the transactions in a manner designed to leave Morgans Hotel Group LLC without any ability to satisfy its obligations to Century Operating Associates.

The remedies sought by Century Operating Associates include (a) Century Operating Associates’ distributive share of the initial public offering proceeds and (b) at least $17.5 million in punitive damages and attorneys’ fees.

The Company has retained outside counsel and intends to pursue this litigation vigorously. Although we believe that these claims are without merit, we cannot predict the outcome of this litigation.

The Company is involved in various lawsuits and administrative actions in the normal course of business. In management’s opinion, disposition of these lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

9.   Related Party Transactions

The Company earned management fees, chain services fees and fees for certain technical services and has receivables from hotels it owns through investments in unconsolidated joint ventures as well as hotels owned by the Former Parent. These fees totaled approximately $1.4 million for the period from January 1, 2006 to February 16, 2006 and approximately $1.6 million for the period from February 17, 2006 to March 31, 2006. For the three months ended March 31, 2005, these fees totaled approximately $2.9 million.

As of March 31, 2006 and December 31, 2005, the Company had receivables from these affiliates of approximately $3.3 million and $3.0 million, respectively, which are included in receivables from related parties on the accompanying consolidated/combined balance sheets.

10.   Subsequent Acquisition

On May 11, 2006, the Company and its wholly-owned subsidiary, MHG HR Acquisition Corp. (“Acquisition Corp”), entered into an Agreement and Plan of Merger with Hard Rock Hotel, Inc. (“HRH”) pursuant to which the Company agreed to acquire HRH in an all cash merger (the “Merger”). Additionally, the Company and Acquisition Corp entered into several asset purchase agreements with HRH or affiliates of HRH to acquire a development land parcel adjacent to the Hard Rock Hotel & Casino in Las Vegas and certain intellectual property rights related to the Hard Rock Hotel & Casino (such asset purchases, together with the Merger, the “Transactions”). The aggregate consideration for the Transactions is $770 million. In connection with the Transactions, the Company was required to post a deposit of $50 million, which deposit is non-refundable under certain circumstances and was funded with cash on hand and the Company’s corporate line of credit. Closing of the Transactions is expected to occur no later than the first quarter of 2007 and is subject to applicable regulatory approvals and other customary conditions.

The Company has obtained a commitment from an affiliate of Credit Suisse for a $700 million credit facility to fund the acquisitions contemplated by the Transactions. The Company is actively seeking to bring in a joint venture partner or partners to share in the ownership of the assets associated with the Transactions.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those set forth under “Risk Factors” and elsewhere in our Annual Report on Form 10-K and in Item 1A. of this Quarterly Report on Form 10-Q.

Overview

We are a fully integrated hospitality company that operates, owns, acquires and redevelops boutique hotels in gateway cities and select resort markets in the United States and Europe. We are widely credited with establishing and defining the rapidly expanding boutique hotel sector. Over our 21-year history, we have gained experience operating in a variety of market conditions. As of March 31, 2006, we owned or partially owned and managed a portfolio of nine luxury hotel properties in New York, Miami, Los Angeles, San Francisco and London comprising over 2,500 rooms. Each of our owned hotels was acquired and renovated by the Morgans Group and was designed by a world-renowned designer.

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

We were incorporated as a Delaware corporation in October 2005 to acquire, own, and manage boutique hotels in the United States, Europe and elsewhere. As of March 31, 2006 we owned:

•       six hotels in New York, Miami, Los Angeles and San Francisco, comprising approximately 1,900 rooms (the “Owned Hotels”);

•       property across from Delano which we intend to convert to new Delano guest rooms and additional guest facilities.

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

We own partial interests in the Joint Venture Hotels and certain food and beverage operations at two of the Joint Venture Hotels. We account for these investments using the equity method as we believe we exercise significant influence but we do not exercise control over significant asset decisions such as buying, selling or financing nor are we the primary beneficiary of the entities. Under the equity method, we increase our investment in unconsolidated joint ventures for our proportionate share of net income and contributions and decrease our investment balance for our proportionate share of net losses and distributions. We operate Joint Venture Hotels under management agreements which expire as follows:

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

•       Hotel selling, general and administrative expense.   These expenses consist of administrative and general expenses, such as payroll and related costs, travel expenses and office rent, advertising and promotion expenses, comprising the payroll of the hotel sales teams, the global sales team and advertising, marketing and promotion expenses for our hotel properties, utility expense and repairs and maintenance expenses comprising the ongoing costs to repair and maintain our hotel properties.

•       Property taxes, insurance and other expense.   These expenses consist primarily of insurance costs and property taxes.

•       Stock based compensation expense.   These expenses represent the earned portion of the Company’s stock based compensation offered to directors, executives and employees.

•       Other corporate expenses.   These expenses consist of the cost of our corporate office, net of any cost recoveries, which consists primarily of payroll and related costs, office rent and legal and professional fees. They also include an allocation of the cost of Morgans Hotel Group LLC.

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

•       Minority interest.   Minority interest expense constitutes the third-party food and beverage joint venture partner’s interest in the profits of the restaurant ventures at certain of our hotels as well as the minority interest profit and loss sharing of the members of Morgans Group LLC.

•       Other non-operating (income) expenses.   Includes gains and losses on sale of assets and asset restructurings, costs of abandoned development projects and financings, gain on early extinguishment of debt and other items that do not relate to the ongoing operating performance of our assets.

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

•       Subsequent to the IPO, the Company is subject to Federal and state income taxes. Income taxes for the interim period of February 17, 2006 to March 31, 2006, were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

•       Certain of our predecessor’s subsidiaries are subject to the New York City Unincorporated Business Tax (“UBT”). Income tax expense in our predecessor’s financial statements comprises the income taxes paid in the U.K. on the management fees earned by our wholly-owned U.K. subsidiary.

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

Recent Trends and Events

Recent Trends.   The U.S. hospitality industry is undergoing a strong recovery from the severe downturn that started in 2001, which was precipitated by the recession of the U.S. economy and was exacerbated by the dramatic decline in travel following the terrorist acts of September 11, 2001. Highlighting the severity of the downturn, year-over-year ADR declined for three consecutive years (2001 - 2003) for the first time since the Great Depression. The decline in ADR in 2003, however, was marginal as industry fundamentals stabilized. In most of the markets in which we own and operate hotels, the recovery commenced in the fourth quarter of 2003 and strengthened in 2004. In certain markets, however, notably the San Francisco market in which we operate one hotel, the recovery lagged.

The U.S. hospitality industry has continued to recover in 2005 and early 2006, with particularly strong growth in New York City in 2005. We believe that, in general, current industry fundamentals are similar to those observed following the last industry downturn, which occurred in the early 1990s. That downturn, which also resulted from a recession in the general economy, was followed by several years of RevPAR growth. We believe that given the current industry relationship between supply and demand and the improving health of the U.S. economy, occupancy and ADR will continue the improvement that began in the fourth quarter of 2003, and that U.S. hospitality RevPAR will follow the business cycle on its upward swing, although there can be no assurances that such improvements will occur.

The London hospitality market, which experienced slower growth in 2005 due in part to the strength of the British pound against the U.S. dollar and the terrorist attacks of July 7 and July 21, 2005, has rebounded with growth averaging over 10% over the same period in 2005.

Recent Events.   In addition to the recent trends described above, we expect that the following events will cause our future results of operations to differ from our historical performance.

Formation and Structuring Transactions.   The following items associated with the consummation of the Formation and Structuring Transactions and our initial public offering will affect our future results of operations:

•       as a result of the refinancing of existing debt obligations, interest expense will decline in 2006;

•       as a result of stock-based compensation issued in connection with our initial public offering, we began recording stock-based compensation expense over the applicable three-year or four-year vesting period of the related awards;

•       we were subject to New York State and New York City real property transfer taxes as a result of sales of our shares by the current owners of our predecessor; and

•       we are subject to Federal and state income taxes.

Acquisitions.   The purchase of the James Hotel Scottsdale which was completed on May 3, 2006, is expected to increase revenues and operating costs. The acquisition of the property across the street from Delano is expected to be converted into guest rooms by the end of 2007 and is expected to increase revenues and operating costs in 2008.

In May 2006, the Company agreed to acquire the Hard Rock Hotel & Casino in Las Vegas and related assets for total considerations of $770.0 million. Refer to “Item 1A—Risk Factors” and Note 10 to the financial statements for further discussion.

Development of Delano Las Vegas and Mondrian Las Vegas, purchase of James Hotel Scottsdale and extension of Delano.   Our planned development of Delano Las Vegas and Mondrian Las Vegas through a 50/50 joint venture is expected to open in 2010. The results are expected to be included in equity in income (loss) of unconsolidated joint ventures.

Operating Results

Comparison of the Three Months Ended March 31, 2006 to the Three Months Ended March 31, 2005

The following table presents our operating results for the three months ended March 31, 2006 and the three months ended March 31, 2005, including the amount and percentage change in these results between the two periods. The operations presented for the three months ended March 31, 2005 and January 1, 2006 through February 16, 2006 are those of our predecessor. The Company became publicly traded effective February 17, 2006, therefore the period from February 17, 2006 through March 31, 2006, represents the results of operations of the Company. The combined periods in 2006 are comparable to the Company’s March 31, 2006 results.

	March 31, 2006	March 31, 2005	Change ($)	Change (%)
	(in thousands)
Revenues
Rooms	$36,816	$35,352	$1,464	4.1%
Food and beverage	21,985	21,495	490	2.3%
Other hotel	3,081	2,905	176	6.1%
Total hotel revenues	61,882	59,752	2,130	3.6%
Management fee—related parties	2,207	2,500	(293)	(11.7)%
Total revenues	$64,089	$62,252	$1,837	3.0%
Operating Costs and Expenses
Rooms	10,061	9,571	490	5.1%
Food and beverage	14,062	13,560	502	3.7%
Other departmental	1,164	920	244	26.5%
Hotel selling, general and administrative	13,212	12,680	532	4.2%
Property taxes, insurance and other	3,677	3,080	597	19.4%
Total hotel operating expenses	42,176	39,811	2,365	5.9%
Corporate general and administrative
Stock based compensation	1,052	0	1,052	(1)
Other	4,618	3,839	779	20.3%
Depreciation and amortization	5,325	6,880	(1,555)	(22.6)%
Total operating costs and expenses	53,171	50,530	2,641	5.2%
Operating income	10,918	11,722	(804)	(6.9)%
Interest expense, net	14,585	11,714	2,871	24.5%
Equity in loss of unconsolidated joint ventures	376	1,809	1,433	(79.2)%
Minority interest in joint ventures	1,405	1,240	165	13.3%
Other non-operating (income) expenses	42	(433)	475	(109.7)%
Loss before income tax expense and minority interest	(5,490)	(2,608)	(2,882)	110.5%
Income tax expense	10,751	183	11,202	(1)
Minority interest	(356)	—	(347)	(1)
Net loss	(15,885)	(2,791)	(13,737)	(1)
Other comprehensive income:
Unrealized gain on interest rate swap	630	0	1,264	(1)
Foreign currency translation (loss) gain	19	(156)	175	(1)
Comprehensive loss	$(15,236)	$(2,947)	$(12,298)	(1)

(1)          Not meaningful.

Total Hotel Revenues.   Total hotel revenues increased 3.6% to $61.9 million for the three months ended March 31, 2006 compared to $59.8 million for the three months ended March 31, 2005. RevPAR from our Owned Hotels increased 4.1% to $218 for the three months ended March 31, 2006 compared to

$209 for the same period in 2005. The components of RevPAR from our Owned Hotels for the three months ended March 31, 2006 and 2005 are summarized as follows:

	March 31, 2006	March 31, 2005	Change ($)	Change (%)
Occupancy	75.9%	78.2%	—	(2.9)%
ADR	$286	$267	$19	7.1%
RevPAR	$218	$209	$9	4.1%

Rooms revenue increased 4.1% to $36.8 million for the three months ended March 31, 2006 compared to $35.4 million for the three months ended March 31, 2005, which is directly attributable to the increase in ADR and RevPAR shown above. This growth was driven by the Clift in San Francisco which produced RevPAR growth of 16.7% for the comparable three month period ending March 31, 2006 over 2005. This growth in the San Francisco market is attributable to an increased number of tourists and convention groups in San Francisco as travel has begun to return to the city after a weakened economy resulting from the fall of the dot.com businesses. The RevPAR growth in the New York market was 4.2% which was a lower growth rate than our New York hotels have experienced recently. The first quarter of 2005 was positively impacted by “The Gates” exhibit in New York’s Central Park in February 2005. RevPAR at Delano in Miami declined by 3.6% due to citywide events held in January 2005 which were not recurring in 2006 and a mild winter in the Northeast.

Food and beverage revenue increased 2.3% to $22.0 million for the three months ended March 31, 2006 compared to $21.5 million for the three months ended March 31, 2005. Our restaurants and bars are destinations in their own right, with a local customer base in addition to hotel guests; their revenue performance is driven by local market factors in the restaurant and bar business. The strongest food and beverage revenue growth was achieved at Royalton and Clift, which achieved growth of 7.2% and 6.5%, respectively.

Other hotel revenue increased by 6.1% to $3.1 million for the three months ended March 31, 2006 as compared to $2.9 million for the three months ended March 31, 2005. This increase is due to an increase of approximately 20% in rents and other income, offset by a 20.5% continued decline of telephone revenues, which is an industry-wide phenomenon primarily caused by the increased use of cell phones. The increase in rents and other income is primarily due a new valet parking contract at the Delano. In May 2005, as a result of a new valet parking contract, Delano recognizes gross revenues and expenses from the valet parking operation. Prior to the new agreement, Delano only recognized the fee it received from the valet parking operator.

Management Fee—Related Parties.   During the first three months of 2006 and 2005, management fee—related parties was comprised of continuing fee income from our contracts to manage our Joint Venture Hotels. Revenue at Shore Club declined 3.5% during the three months ended March 31, 2006 as compared to the same three months in 2006. Additionally, until its termination in June 2005, management fee revenue also included fees earned on the management contract with the Gramercy Park Hotel.

Operating Costs and Expenses

Rooms expense increased 5.1% to $10.1 million for the three months ended March 31, 2006 compared to $9.6 million for the three months ended March 31, 2005. This increase was primarily attributed to increased rooms expenses at Mondrian and Morgans. The increase at Mondrian of 14.8% was primarily due to a fully staffed front office management team in 2006 and increased amenity costs. The increase at Morgans of 13.2% was primarily due to a fully staffed front office management team in 2006.

Food and beverage expense increased 3.7% to $14.1 million for the three months ended March 31, 2006 compared to $13.6 million for the three months ended March 31, 2005. The 3.7% increase in food and beverage expenses for the three months ended March 31, 2006 as compared to the same period in 2005 was slightly greater than the 2.3% growth in food and beverage revenues for the comparable periods. The increase is primarily due to the phase-in of union pay and benefit rates at Hudson, where food and beverage expenses increased by 11.5% from the three months ended March 31, 2006 as compared to the same period in 2005.

Other departmental expense increased 26.6 % to $1.2 million for the three months ended March 31, 2006 compared to $1.0 million for the three months ended March 31, 2005, primarily due to a change in the Delano valet parking contract. In May 2005, Delano changed its valet parking contract and now recognizes gross revenues and expenses from the valet parking operation. Prior to the change, Delano only recognized the fee it received from the valet parking operator.

Hotel selling, general and administrative expense increased 4.2% to $13.2 million for the three months ended March 31, 2006 compared to $12.7 million for the three months ended March 31, 2005. An increase of approximately $0.3 million for the three months ended March 31, 2006 as compared to the same period in 2005, was seen in electric and gas costs which are a result of increased utility costs, a trend seen throughout the industry in our hotel markets.

Property taxes, insurance and other expense increased 19.4% to $3.7 million for the three months ended March 31, 2006 compared to $3.1 million for the three months ended March 31, 2005, due to increases in property insurance premiums and increases in real estate taxes for Hudson and Clift, which were the result of valuation reassessments on both properties.

Stock based compensation of $1.1 million was recognized for the three months ended March 31, 2006 compared to $0 for the three months ended March 31, 2005. In connection with the completion of our initial public offering, the board of directors of the Company adopted a stock incentive plan which provides for the issuance of stock-based incentive awards, including incentive stock options, non-qualified stock options, stock appreciation rights, shares of common stock of the Company, including restricted stock, and other equity-based awards, including membership units which are structured as profits interests (“LTIP Units”) or any combination of the foregoing. The Company has expensed granted stock based compensation ratably over the vesting period in accordance with SFAS No. 123.

Other corporate expenses increased 20.3% to $4.6 million for the three months ended March 31, 2006 compared to $3.8 million for the three months ended March 31, 2005. This increase is due to approximately $0.6 million attributable to increased sales and advertising expenses, specifically an annual mailer to our customer base that occurred during January 2006 and typically occurs during the fourth quarter of our fiscal year and an increase in staffing and costs of being a public company such as directors’ and officers’ insurance and Board of Directors fees.

Depreciation and amortization decreased 22.6% to $5.3 million for the three months ended March 31, 2006 compared to $6.9 million for the three months ended March 31, 2005. Many of our assets, including furniture, fixtures and equipment, are depreciated over five years, and a portion of these assets became fully depreciated during 2005.

Interest Expense, net.   Interest expense, net increased 24.5% to $14.6 million for the three months ended March 31, 2006 compared to $11.7 million for the three months ended March 31, 2005. The $2.9 million increase in interest expense, net was due to:

•       writeoff of deferred loan fees of $4.4 million resulting from the February 2006 payoff of debt; and

•       increased interest expense on mortgage and other debt of $2.2 million due to refinancings in 2005.

Partly offsetting the above increases in interest expense, net was:

•       an increase in the value of the interest rate cap of $2.5 million on the 5 Hotel Debt, which does not qualify for hedge accounting treatment under Statement of Financial Accounting Standard No. 133 and therefore the change in fair value is booked through interest expense. This interest rate cap did not exist in 2005; and

•       an increase in interest income of $0.5 million.

The weighted average interest rates for the three months ended March 31, 2006 and 2005 were 9.8% and 7.3%, respectively.

Equity in loss of unconsolidated joint ventures decreased 79.2% to $0.4 million for the three months ended March 31, 2006 compared to $1.8 million for the three months ended March 31, 2005. The loss we recorded in the three months ended March 31, 2006 related to our joint venture which owns the two hotels in London was $1.4 million less than the loss recorded for the same period in 2005. This is primarily due to the recovery of the London market from the terrorist attacks which occurred in July 2005.  RevPAR at our London hotels rose by 2.7% in U.S. dollars and 10.8% in local currency. This was offset by a decrease of 0.9% at Shore Club.

The components of RevPAR from the Joint Venture Hotels for the three months ended March 31, 2006 and 2005 are summarized as follows:

	March 31, 2006	March 31, 2005	Change ($)	Change (%)
Occupancy	74.3%	73.5%	—	1.1%
ADR	$403	$403	—	0.0%
RevPAR	$299	$297	$2	0.7%

Other non-operating (income) expense decreased by $0.5 million to an expense of $0.1 million for the three months ended March 31, 2006 compared to income of $0.4 million for the three months ended March 31, 2005. For the three months ended March 31, 2005, the other non-operating income relates to a gain on the sale of Hudson tax credits, which expired in December 2005.

Income tax expense was $10.8 million for the three months ended March 31, 2006 compared to $0.2 million for the three months ended March 31, 2005 due primarily to the recording of a deferred tax liability as a result of difference in basis of assets and liabilities as part of the Formation and Structuring Transaction.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay operating expenses and other expenditures directly associated with our properties, including:

•       recurring maintenance capital expenditures necessary to maintain our properties properly;

•       interest expense and scheduled principal payments on outstanding indebtedness; and

•       capital expenditures incurred to improve our properties.

We expect our primary sources of cash will come from the operations of our hotels, our working capital and amounts available under our revolving credit facility. To the extent that cash flows from operations are insufficient during any quarter, due to temporary or seasonal fluctuations in revenues, we may have to enter into short-term borrowings, or draw on our available line of credit, to meet cash requirements.

The purchase of the property across Collins Avenue from Delano for approximately $14.3 million closed in January 2006. We financed this purchase with cash from working capital and the issuance of a $10.0 million promissory note by us to the seller, which initially bears interest at 7%.

The purchase of the James Hotel Scottsdale closed on May 3, 2006. We paid an initial 10% deposit at the time of signing of the purchase agreement in January 2006. We financed the remaining approximately

$43.2 million of purchase price out of the net proceeds of our initial public offering bringing the total purchase price to $47.8 million, which may be later replaced with permanent mortgage financing.

Our short-term liquidity requirements include $2.8 million after March 2006 to fund the Chevron put and working capital to fund our reserve accounts. Our reserve accounts consist of restricted cash that is swept by our lenders beginning on the ninth day of each month to fund monthly debt service payments, property, sales and occupancy taxes and insurance premiums of our hotels. After funding these reserve accounts, we fund operating expenses, our furniture, fixtures and equipment reserve (approximately 4% of total revenues).

Additionally, in connection with the Company’s acquisition of the Hard Rock Hotel & Casino in Las Vegas and related assets, the Company was required to post a non-refundable deposit of $50.0 million in May 2006. The Company funded this deposit by drawing down on the $125.0 million term loan revolver.

We plan to renovate several of our existing hotel properties over the next two years at an estimated cost of between $50.0 million and $60.0 million ($20.0 million to $25.0 million in 2006), including the renovation of the James Hotel Scottsdale and the extension of Delano. We also expect to spend additional amounts on pre-development of Delano Las Vegas and Mondrian Las Vegas (as described below). We expect to fund these activities through existing balances, restricted cash, free cash flow and borrowings under our revolving credit facility.

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

In February 2006 and concurrent with the completion of our initial public offering, the Company paid down $294.2 million of long-term debt which included outstanding principal and interest (see Note 6 of the consolidated/combined financial statements), paid in full the preferred equity in Clift due to a related party of $11.4 million, which included outstanding interest, distributed $19.5 million to related parties and entered into an $80.0 million term loan which matures in 2009.  We anticipate that the pay down of this indebtedness will result in savings on interest expense and increased cash flow in future periods. We believe this new capital structure, including a new revolving credit facility and cash flow from operations, will provide us with sufficient liquidity to meet our operating expenses and other expenses directly associated with our business and properties.

Our long-term liquidity requirements consist primarily of funds necessary to pay for scheduled debt maturities, renovations, expansions and other non-recurring capital expenditures that need to be made periodically to our properties, and the costs associated with acquisitions of properties that we pursue. Our long-term liquidity requirements are also affected by a potential liability to a designer for which we have accrued $6.4 million and the phase-out from July 2008 through July 2012 of approximately $3.1 million in annual benefits resulting from the property tax abatement at Hudson. Historically, our Predecessor funded liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations and long-term property mortgage indebtedness. We believe that these sources of capital will continue to be available to us in the future to fund our long-term liquidity requirements. However, there are certain factors that may have a material adverse effect on our access to these capital sources. Our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by existing lenders. See “Capital Expenditures and Reserve Funds”.

Operating Activities.   Net cash provided by operating activities was $4.6 million for the three months ended March 31, 2006 compared to $4.7 million for the three months ended March 31, 2005.

Investing Activities.   Net cash used in investing activities amounted to $7.0 million for the three months ended March 31, 2006 compared to $7.2 million for the three months ended March 31, 2005. The increase in cash used in investing activities primarily relates to funding for capital expenditures for renewals, replacements and room renovations.

Financing Activities.   Net cash provided by financing activities amounted to $40.8 million for the three months ended March 31, 2006 compared to net cash used in financing of $0.8 million for the three months ended March 31, 2005. In February 2006, concurrent with our initial public offering, we entered into an $80 million term loan, received proceeds from the initial public offering, net of capital costs of $273.3 million and received a contribution from our predecessor. Offsetting the cash provided by financing activities, were the payoff of debt and accrued interest of $292.0 million and distributions to members of our predecessor of $10.5 million.

Debt

5 Hotel Debt.   Our debt consists primarily of mortgage notes payable in the amount of $285.0 million as of March 31, 2006 secured by five hotels (the “5 Hotel Debt”). The 5 Hotel Debt bears interest at a blended rate of the 30-day LIBOR rate (4.8% at March 31, 2006) plus 100 basis points. The 5 Hotel Debt matures in June 2010.

In connection with the completion our initial public offering in February 2006, we repaid all of the mezzanine debt and $192.4 million of our mortgage debt collateralized by the 5 Hotels. There were no prepayment fees associated with the portion of the debt we repaid.

Furthermore, the Company has an interest rate cap for the notional amount of the $285.0 million related to the remaining mortgage amount of 5 Hotel Debt and entered into a forward swap that will effectively cap or fix the interest rate on the remaining 5 Hotel Debt at 5.04% through the extended maturity date in June 2010.

The 5 Hotel Debt contains certain covenants including debt service coverage requirements. The debt service coverage covenant requires that the adjusted net cash flow of the hotels, as defined, must not be less than 1.05 times the debt balance multiplied by an imputed interest rate of 8.68%. The debt service coverage ratio increases each year, reaching 1.15 in July 2009. As of March 31, 2006 we are in compliance with the debt service coverage covenant.

Credit Facility and Term Loan.   Concurrent with our initial public offering in February 2006, our operating company, Morgans Group LLC, entered into a three-year revolving credit facility of $125.0 million, with an option to add one or more incremental revolving loan facilities of up to $25.0 million. The credit facility will be available to us on a revolving basis for general corporate purposes, including acquisitions.  As of March 31, 2006, no monies have been drawn from this credit facility.

The revolving credit facility is unconditionally guaranteed by Morgans Hotel Group Co., three direct or indirect wholly-owned subsidiaries of Morgans Group LLC (MMRDH Parent Holding Company LLC, MMRDH Junior Mezz Holding Company LLC and MMRDH Intermediate Mezz Holding Company LLC), which we refer to as the Guarantors, and MHG Management Company.

In connection with the formation and structuring transactions of our initial public offering, in February 2006 Morgans Hotel Group Co. assumed Morgans Hotel Group LLC’s guarantee of the MHG Management Company secured three-year term loan facility of $80.0 million. The term loan facility is unconditionally guaranteed by the Guarantors and Morgans Group LLC. The term loan facility amortizes in equal quarterly installments in an amount equal to 0.25% of the original principal amount, commencing with the third quarter of 2006, with the balance payable at the final maturity.

Both these facilities were proposed to have been secured by a first-priority security interest in substantially all the assets of Morgans Group LLC, MHG Management Company and each of the Guarantors, including a first-priority pledge of all the capital stock held by Morgans Group LLC, MHG Management Company and the Guarantors and a first-priority security interest in substantially all tangible and intangible assets of Morgans Group LLC, MHG Management Company and the Guarantors. Our ability to provide the requested pledges is subject to the satisfaction or waiver of certain conditions under the terms of our mortgage debt (including that we receive “no-downgrade” letters from the ratings agencies with respect to the securitization facilities in which our existing mortgage indebtedness has been included and that the maturity date of these new loans is later than the maturity date of the mortgage debt) and these have not yet been satisfied or waived. Our lenders have agreed to make the loans on an unsecured basis. We and our lenders have agreed to use commercially reasonable efforts to satisfy the required conditions (or obtain relevant waivers) as soon as practicable.

The interest rate per annum applicable to the loans is a fluctuating rate of interest measured by reference to, at our election, either adjusted LIBOR or an alternative base rate, plus a borrowing margin. Alternative base rate loans will have an initial borrowing margin of 1.0%. Adjusted LIBOR loans will have an initial borrowing margin of 2.0%. If we have not provided the requested pledges referred to above by April 1, 2006, the margin on alternative base rate loans and adjusted LIBOR loans will increase by 1.5% until we provide the requested pledges. As of May 8, 2006, we have not received the requested pledges.

The revolving credit facility initially is undrawn as of March 31, 2006. If that facility were fully drawn, an increase of 1.5% on our revolving credit facility would increase our annual interest expense by approximately $1.9 million. After the full first quarter after the closing of the revolving credit facility, the borrowing margins under the revolving credit facility may vary depending on our total leverage ratio.

The facilities require us to maintain for each four-quarter period an adjusted debt to adjusted EBITDA ratio of no more than 6.5x, an adjusted EBITDA to fixed charges ratio of no less than 2.0x, and a senior secured indebtedness to adjusted EBITDA ratio of not more than 5.0x. The facilities contain a covenant prohibiting us from paying dividends on our common stock.

Seasonality

The hospitality business is seasonal in nature and we experience some seasonality in our business. Our Miami hotels are strongest in the first quarter, whereas our New York hotels are strongest in the fourth quarter. Quarterly revenues also may be adversely affected by events beyond our control, such as extreme weather conditions, terrorist attacks or alerts, natural disasters, airline strikes, economic factors and other considerations affecting travel.

To the extent that cash flows from operations are insufficient during any quarter, due to temporary or seasonal fluctuations in revenues, we may have to enter into additional short-term borrowings to meet cash requirements.

Capital Expenditures and Reserve Funds

We are obligated to maintain reserve funds for capital expenditures at our hotels as determined pursuant to our debt and lease agreements. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. Our debt and lease agreements require us to reserve funds at amounts equal to 4% of the hotel’s revenues and require the funds to be set aside in restricted cash. In addition, the restaurant joint ventures require the ventures to set aside restricted cash of between 2% to 4% of gross revenues of the restaurant. As of March 31, 2006, $7.6 million was available in restricted cash reserves for future capital expenditures. In addition, under our existing loan agreements, as of March 31, 2006, we had funded a $15.1 million reserve for major capital improvements and are obligated to fund an additional $1.0 million in each of the subsequent 12-month periods commencing June 30, 2006.

We plan to renovate several of our hotel properties over the next two years at an estimated cost of between $50.0 million to $60.0 million, including the renovation of the James Hotel Scottsdale and the extension of Delano. We also expect to spend additional amounts during 2006 and 2007 on pre-development of Delano Las Vegas and Mondrian Las Vegas ($15.0 million to $17.5 million). The majority of our capital expenditures at our existing hotels are expected to be funded from our restricted cash and reserve accounts. Our capital expenditures could increase if we decide to acquire, renovate or develop hotels or additional space at existing hotels.

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

On June 29, 2005 we entered into an interest rate cap agreement for $580.0 million, the then full amount of debt secured by five hotels, with a LIBOR cap of 4.25%. We recognize the change in the fair value of this agreement in interest expense.

On February 22, 2006, subsequent to our initial public offering, we entered in to an interest rate forward starting swap that effectively caps the interest rate on the remaining $285.0 million of debt secured by the 5 Hotel Debt through the extended maturity date in June 2010. This derivative qualifies for hedge accounting treatment per Statement of Financial Accounting Standard No. 133 and accordingly, the change in fair value of this instrument is recognized in other comprehensive income.

Off-Balance Sheet Arrangements

We own interests in two hotels through a 50/50 joint venture known as Morgans Hotel Group Europe Limited with Burford Hotels Ltd., (“Burford”). In April 2006, Burford sold their interest as joint venture partner to an unrelated third party. The joint venture agreement was unchanged. Morgans Hotel Group Europe Limited owns two hotels located in London, England, St. Martins Lane, a 204-room hotel, and Sanderson, a 150-room hotel. Net income or loss and cash distributions or contributions are allocated to the partners in accordance with ownership interests. At March 31, 2006, our book investment in Morgans Hotel Group Europe Limited was $7.9 million. We account for this investment under the equity method of accounting. Our equity in loss of the joint venture amounted to $0.3 million and $1.7 million for the three months ended March 31, 2006 and 2005, respectively.

Under a management agreement with Morgans Hotel Group Europe Limited, we earn management fees and a reimbursement for allocable chain service and technical service expenses. The management fees are equal to 4.0% of total hotel revenues, including food and beverage, the reimbursement of allocable chain expenses are currently recovered at approximately 2.5% of hotel revenues excluding food and beverage and the technical services fees are a recovery of project specific costs. We also are entitled to an incentive management fee and a capital incentive fee. We did not earn any incentive fees during the three months ended March 31, 2006 and 2005.

Related Party Transactions

We have in the past engaged in and currently engage in a number of transactions with related parties. Please see Note 9 in the consolidated/combined financial statements for a discussion of these transactions with related parties.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated/combined financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

•       Derivative instruments and hedging activities.   Derivative instruments and hedging activities require us to make judgments on the nature of our derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported as a component of interest expense in the consolidated and combined statements of operations or as a component of equity on the consolidated and combined balance sheets. While we believe our judgments are reasonable, a change in a derivative’s fair value or effectiveness as a hedge could affect expenses, net income and equity. We have derivatives held during the periods which both qualify for effective hedge accounting treatment and do not qualify for effective hedge accounting treatment. For further discussion, see “Derivative Financial Instruments” above.

•       Consolidation Policy.   Certain food and beverage operations at five of our Owned Hotels are operated under 50/50 joint ventures. We believe that we are the primary beneficiary of the entities because we absorb the majority of the restaurant ventures’ expected losses and residual returns. Therefore, the restaurant ventures are consolidated in our financial statements with our partner’s share of the results of operations recorded as minority interest in the accompanying financial statements. We own partial interests in the Joint Venture Hotels and certain food and beverage operations at two of the Joint Venture Hotels. We account for these investments using the equity method as we believe we do not exercise control over significant asset decisions such as buying, selling or financing nor are we the primary beneficiary of the entities. Under the equity method, we increase our investment in unconsolidated joint ventures for our proportionate share of net income and contributions and decrease our investment balance for our proportionate share of net loss and distributions.

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Some of our outstanding debt has a variable interest rate. As described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Derivative Financial Instruments” above, we use some derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of March 31, 2006, our total outstanding debt, including capitalized lease obligations, was approximately $457.6 million, of which approximately $365.0 million, or 79.8%, was variable rate debt. Our agreement caps LIBOR at 4.25% and expires in July 2007. At March 31, 2006, the LIBOR rate was 4.8%, thereby making our cap in the money. An increase in market rates of interest will not impact our interest expense. If market rates of interest on our variable rate debt decrease by 1.0%, or 100 basis points, the decrease in interest expense would increase pre-tax earnings and cash flows by approximately $1.6 million annually. If market rates of interest increase by 1.0%, or approximately 100 basis points, the fair value of our fixed rate debt would decrease by approximately $9.4 million. If market rates of interest decrease by 1.0%, or approximately 100 basis points, the fair value of our fixed rate debt would increase by $12.4 million.

Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of a reduced level of overall economic activity. If overall economic activity is significantly reduced, we may take actions to further mitigate our exposure. However, because we cannot determine the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

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

Item 4.                        Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on management’s evaluation, including the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures (as defined in Exchange Act Rules 13-15(e) and 15d-15(e)) are effective as of March 31, 2006. There has been no change to our internal control over financial reporting during the quarter ended March 31, 2006 identified in connection with this evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company is currently involved in litigation regarding the management of Shore Club. In 2002, the Company invested in Shore Club and the Company’s management company, MHG Management Company, took over management of the property. The management expires in 2022. For the year ended December 31, 2002 (reflecting six months of data based on information provided to us and not generated by us and six months of operations after MHG Management Company took over management of Shore Club in July 2002), Shore Club had an operating loss plus depreciation of ($3.7 million), and its owner, Philips South Beach LLC, was in dispute with its investors and lenders. After the Company took over management of the property, the financial performance improved and Shore Club had operating income plus depreciation of $9.8 million in 2004. The Company believes this improvement was the direct result of our repositioning and operation of the hotel. This improved performance has continued. Operating income plus depreciation for the three months ended March 31, 2006 was $4.7 million. In addition, during the fourth quarter of 2005, the debt on the hotel was refinanced.

On January 17, 2006, Phillips South Beach LLC filed a lawsuit in New York state court against MHG Management Company. The lawsuit alleges, among other things, (i) that MHG Management Company engaged in fraudulent or willful misconduct with respect to Shore Club entitling Phillips South Beach LLC to terminate the Shore Club management agreement without the payment of a termination fee to us, (ii) breach of fiduciary duty by MHG Management Company, (iii) tortious interference with business relations by redirecting guests and events from Shore Club to Delano, (iv) misuse of free and complimentary rooms at Shore Club, and (v) misappropriation of confidential business information. The allegations include that the Company took actions to benefit Delano at the expense of Shore Club, billed Shore Club for expenses that had already been billed by the Company as part of chain expenses, and misused barter agreements to obtain benefits for the Company’s employees, and failed to collect certain rent and taxes from retail tenants. The lawsuit also asserts that the Company falsified or omitted information in monthly management reports related to the alleged actions. Messrs. Schrager, Scheetz and Hamamoto are also named as defendants in the lawsuit.

The remedies sought by Phillips South Beach LLC include (a) termination of the management agreement without the payment of a termination fee to us, (b) recovery of all previously paid management fees, (c) a full accounting of all of the affairs of Shore Club from the inception of the management agreement, (d) at least $5.0 million in compensatory damages and (e) at least $10.0 million in punitive damages and attorneys’ fees.

The Company believes that it has abided by the terms of the management agreement. The Company believes that Philips South Beach has filed the lawsuit as part of a strategy to pressure us to renegotiate our management agreement with Shore Club.

On April 17, 2006, MHG Management Company and related subsidiaries of the Company filed a lawsuit against Philip Pilevsky and individuals and entities associated with Mr. Pilevsky (the “Pilevsky parties”), charging them with tortious interference and breach of fiduciary duty in an attempt to break or renegotiate the terms of a 20-year exclusive management contract that the Company holds for Shore Club.

The Company believes it has abided by the terms of the contract. The Pilevsky parties began what the lawsuit terms “a campaign to sabotage and destabilize the Company’s management” of Shore Club, including the filing of three lawsuits against the Company and its related entities that falsely accuse the Company of engaging in fraudulent misconduct, among other things.

Also in 2005, the Pilevsky parties terminated a plan to convert Shore Club into a hotel-condominium, under which Morgans would have received a fee.

The Company has retained outside counsel and intends to pursue this litigation vigorously. Although we cannot predict the outcome of this litigation, on the basis of current information, we do not expect that the outcome of this litigation will have a material adverse effect on our financial condition, results of operations or liquidity.

On March 23, 2006, Century Operating Associates filed a lawsuit in New York state court naming several defendants, including the Company, Morgans Hotel Group LLC, Messrs. Scheetz and Hamamoto. The lawsuit alleges breach of contract, breach of fiduciary duty and fraudulent conveyance in connection with the structuring transactions that were part of the Company’s initial public offering. In particular, the lawsuit alleges that the transactions constituted a fraudulent conveyance of the assets of Morgans Hotel Group LLC, in which Century Operating Associates has a non-voting membership interest, to the Company. The plaintiff claims that the defendants knowingly and intentionally structured and participated in the transactions in a manner designed to leave Morgans Hotel Group LLC without any ability to satisfy its obligations to Century Operating Associates.

The remedies sought by Century Operating Associates include (a) Century Operating Associates’ distributive share of the initial public offering proceeds and (b) at least $17.5 million in punitive damages and attorneys’ fees.

The Company has retained outside counsel and intends to pursue this litigation vigorously. Although we believe that these claims are without merit, we cannot predict the outcome of this litigation.

The Company is involved in various lawsuits and administrative actions in the normal course of business. In management’s opinion, disposition of these lawsuits is not expected to have a material adverse effect on the Company’s combined financial position or combined results of operations.

Item 1A.     Risk Factors

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for “forward-looking statements” made by or on behalf of a Company. We may from time to time make written or oral statements that are “forward-looking” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our shareholders. These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. The factors that could cause actual results to differ materially from expected results include changes in economic, business, competitive market and regulatory conditions. Important risks and factors that could cause our actual results to differ materially from any forward-looking statements include, but are not limited to,  the factors discussed in the Company’s Annual Report on Form 10-K set forth under the section titled “Risk Factors” and in this Quarterly Report on Form 10-Q under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; downturns in economic and market conditions, particularly levels of spending in the business, travel and leisure industries;   hostilities, including future terrorist attacks, or fear of hostilities that affect travel;   risks related to natural disasters, such as earthquakes and hurricanes;    the completion of the transactions described under “Subsequent Events” in the notes to the financial statements included in this Quarterly Report on Form 10-Q and the integration of the Hard Rock Hotel & Casino with our existing business;   the seasonal nature of the hospitality business; changes in the tastes of our customers;  increases in real property tax rates; increases in interest rates and operating costs;   general volatility of the capital markets and our ability to access the capital markets; and  changes in the competitive environment in our industry and the markets where we invest.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results.

Factors that could have a material adverse effect on our operations and future prospects are set forth in the Risk Factors section of the Company’s Annual Report on Form 10-K beginning on page 20 of that report. The factors set forth in the Risk Factors section could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

Additional factors are set forth below and in the Company’s Annual Report on Form 10-K under the Item 1A, “Risk Factors.”

On May 11, 2006, the Company and its wholly-owned subsidiary, MHG HR Acquisition Corp. agreed to acquire the Hard Rock Hotel & Casino in Las Vegas and related assets. The aggregate consideration for the transaction is $770 million. In connection with the transaction, the Company was required to post a non-refundable deposit of $50 million, which deposit is non-refundable under certain circumstances and was funded with cash on hand and the Company's corporate line of credit. The Company expects that over time the transaction will yield benefits to the Company such that the transaction will ultimately be accretive to EBITDA. However, there can be no assurance that the increase in EBITDA and the other benefits of the merger that are expected in the longer term will be achieved. In order to achieve increases in EBITDA and other benefits as a result of the acquisition, the Company will, among other things, need to successfully integrate the operations of the Hard Rock into the Company's operations.

Additionally, the transaction is highly leveraged and the Company currently has substantial debt. The Company intends to enter into a joint venture with a partner to share in the investment in the Hard Rock transaction, however, there can be no assurance the Company will be successful in finding a joint venture partner or in consummating such a joint venture.

Since the Company will not be a Nevada-licensed gaming operator at closing, it will be required by Nevada law to lease the casino to a casino operator on market terms, and the Company is prohibited from participating in casino revenue until it obtains a gaming license. The Company has initiated discussions with several licensed gaming operators but there can be no assurance that the Company will be able to come to an agreement with a licensed gaming operator by February 10, 2007 (the outside closing date in the Agreement and Plan of Merger). Since obtaining the required gaming approval or entering into a lease arrangement with a licensed gaming operator is a condition to the closing of the transaction, the Company's failure to obtain such approval or enter into such leasing arrangement would be deemed a breach of the Agreement and Plan of Merger, which breach would result in the Company's forfeit of its $50 million deposit and the acquisition would not be consummated.

The Hard Rock transaction represents the Company's third planned offering in Las Vegas, including the Company's 50/50 joint venture with Boyd Gaming Corporation to develop Delano Las Vegas and Mondrian Las Vegas. Although the Las Vegas market is the largest hotel market in the United States, a number of other states have legalized casino gaming and other forms of gambling. A number of states have also negotiated contracts with Indian tribes under the U.S. Indian Gaming Regulatory Act of 1988 that permits gaming on Indian lands. These additional gaming venues create alternative destinations for gamblers and tourists who might otherwise visit Las Vegas. These gaming venues could have an adverse effect on the Las Vegas economy and on our properties in the Las Vegas area. With three hotel offerings in that Las Vegas, the Company a decline in Las Vegas tourism may have an adverse impact on the Company's results of operations.

The Hard Rock transaction also impacts the risk factors set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, particularly including the following:

•  success based on the value of our name, image or brand, including the “Hard Rock” brand after completion of the Hard Rock Hotel Acquisition;

•  geographic concentration of our hotels in a limited number of cities;

•  integration of new hotels;

•  substantial debt and incurrence of additional indebtedness; and

•  heavy regulation of the hospitality industry, including the gaming business.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

(a)   None.

(b)   None.

(c)   On February 17, 2006, concurrently with the consummation of the initial public offering of our common stock (the “Offering”) and as part of our formation and structuring transactions described in our prospectus dated February 9, 2006 as filed with the Commission (File No. 333-129277) relating to the Offering, pursuant to the terms of the Formation and Structuring Agreement, dated October 25, 2005 (the “Formation and Structuring Agreement”):

•       Morgans Hotel Group LLC contributed all of the membership interests it owned in certain entities to Morgans Group LLC and through amending its limited liability company agreement thereafter owned 18,500,000 membership units in Morgans Group LLC. The receipt of those membership units as a result of these transactions was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”).

•       Morgans Hotel Group LLC distributed all of its membership interests in Morgans Group LLC to its members and other persons entitled to participate in that distribution in accordance with their interests in Morgans Hotel Group LLC. The distributions of those membership interests was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act.

•       Morgans Hotel Group LLC contributed all of the membership interests in Morgans Hotel Group Management LLC to Morgans Group LLC in return for 1,000,000 membership units in Morgans Group LLC. The issuance of those membership units was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act.

•       NorthStar Partnership, L.P. transferred all of its membership units in Morgans Group LLC to Morgans Hotel Group Co. in exchange for 15,694,371 shares of our common stock; RSA Associates, L.P. transferred all of its membership units in Morgans Group LLC to Morgans Hotel Group Co. in exchange for 2,769,595 shares of our common stock, and other persons who received membership units in Morgans Group LLC transferred all of their membership units to Morgans Hotel Group Co. in exchange for 36,034 shares of our common stock. These issuances of shares of common stock Morgans Hotel Group Co. were effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act.

The outstanding membership units of Morgans Group LLC discussed above generally are redeemable at the option of the holder of the membership unit for the fair value of one share of common stock, and if the redemption right is exercised, we may at our option redeem the affected units by exchanging them for shares of our common stock on a one-for-one basis.

(d)   The following use of proceeds information is being provided with respect to our registration statement on Form S-1 (File No. 333-12977) which was declared effective by the Securities and Exchange Commission on February 13, 2006.

The Offering of our common stock, par value $0.01 per share, commenced on February 9, 2006 following the effectiveness of our registration statement on Form S-1 (File No. 333-12977). 18,000,000 shares of our common stock registered under the Securities Act pursuant to that registration statement were issued and sold on February 17, 2006 at a public offering price of $20.00 per share. The Offering terminated after the issue and sale of shares of our common stock pursuant on February 17, 2006.

Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as representatives of the underwriters in the Offering, which also included Citigroup Global Markets Inc., Banc of America Securities LLC, Thomas Weisel Partners LLC, Jefferies & Company, Inc., JMP Securities LLC, Blaylock & Company, Inc., E*Trade Securities LLC and Susquehanna Financial Group, LLLP.

The Offering generated gross proceeds of $300,000,000 to us (net proceeds of approximately $273,000,000 to us, after deducting the underwriting discount of $18,000,000 and other expenses related to the Offering). We did not receive any proceeds from the sale of 3,000,000 shares common stock by the selling stockholders in the Offering, which generated gross proceeds to them of $60,000,000 to them (net proceeds to them of approximately $56,100,000, after deducting the underwriters’ discount on those shares of $3,900,000). Additionally, we borrowed $80,000,000 under a three-year term loan.

After the payment of offering expenses, we contributed the net proceeds of the Offering received by us to Morgans Group LLC in exchange for a number of membership units in Morgans Group LLC equal to the number of shares issued. Morgans Group LLC used the net proceeds received from us and the $80,000,000 term loan proceeds as follows:

•       approximately $294.2 million to repay principal on indebtedness;

•       approximately $11.4 million to redeem the preferred equity interest in Clift Holdings LLC held by NorthStar Hospitality LLC;

•       approximately $43.2 million to initially finance a portion of the purchase price of James Hotel Scottsdale; and

•       approximately $4.2 million to be held for use in general corporate purposes, including hotel renovations.

(e)   The following repurchases of equity securities were made during the quarter ended March 31, 2006:

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2006	0		N/A	N/A	N/A
February 1 - February 28, 2006	0		N/A	N/A	N/A
March 1 - March 31, 2006	100	*	$.01	N/A	N/A
Total	100		$.01

*                    Prior to the Offering, we were a wholly-owned subsidiary of Morgans Hotel Group LLC, which prior to the closing of the Offering owned all of the 100 shares of our common stock outstanding. We repurchased all of these shares upon completion of the Offering.

Item 3.                        Defaults Upon Senior Securities.

None.

Item 4.                        Submission of Matters to a Vote of Security Holders.

On February 9, 2006, resolutions relating to the following matters were adopted by unanimous written consent of our sole stockholder:

•       Approval and adoption of the Articles of Amendment and Restatement of Morgans Hotel Group Co.

•       Approval and adoption of the Morgans Hotel Group Co. 2006 Incentive Plan

•       Approval and adoption of the Morgans Hotel Group Co. Employee Stock Purchase Plan

Item 5.                        Other Information.

None.

Item 6.                        Exhibits.

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

May 15, 2006
MORGANS HOTEL GROUP CO.
	BY:	/s/ Richard Szymanski