Form 10-Q
period 2006-06-30
Morgans Hotel Group Co.
filed 2006-08-11
CIK 1342126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of August 11, 2006 was 33,500,000.

                 * The registrant became subject to the Securities Exchange Act of 1934 on February 13, 2006.

MORGANS HOTEL GROUP CO.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006
TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements (Unaudited)

Morgans Hotel Group Co. and Predecessor
Consolidated/Combined Balance Sheets
(in thousands, except share data)
(unaudited)

	Morgans Hotel Group Co.	The Predecessor
	June 30,	December 31,
	2006	2005
Assets
Property and equipment, net	$486,943	$426,927
Goodwill	73,698	73,698
Investments in and advances to unconsolidated joint ventures	8,574	7,529
Cash and cash equivalents	14,193	21,835
Restricted cash	34,091	32,754
Accounts receivable, net	7,748	7,530
Related party receivables	2,663	3,037
Prepaid expenses and other assets	9,234	12,687
Escrows and deferred fees—Hard Rock purchase	61,500	—
Other, net	32,634	20,278
Total assets	$731,278	$606,275
Liabilities and Stockholders’ Equity/Net Assets (Deficit)
Long term debt and capital lease obligations	$514,545	$659,632
Accounts payable and accrued liabilities	36,017	32,309
Deferred income taxes	9,866	—
Other liabilities	22,018	23,751
Total liabilities	582,446	715,692
Minority interest	20,287	1,156
Commitments and contingencies
Common stock, $.01 par value; 200,000,000 shares authorized 33,500,000 shares issued and outstanding at June 30, 2006	335	—
Additional paid-in capital	134,649	—
Comprehensive income	1,738	—
Accumulated deficit	(8,177)	(110,573)
Stockholders’ equity/net assets (deficit)	128,545	(110,573)
Total liabilities and stockholders’ equity/net assets (deficit)	$731,278	$606,275

Morgans Hotel Group Co. and Predecessor

Consolidated/Combined Statements of Operations and
Comprehensive Loss

(in thousands, except share data)

(unaudited)

	Morgans Hotel Group Co. Three months ended June 30, 2006	The Predecessor Three months ended June 30, 2005	Morgans Hotel Group Co. Period from February 17, 2006 to June 30, 2006	The Predecessor Period from January 1, 2006 to February 16, 2006	The Predecessor Six months ending June 30, 2005
Revenues
Rooms	$43,054	$38,935	$62,128	$17,742	$74,287
Food and beverage	22,849	22,003	33,699	11,135	43,498
Other hotel	3,159	2,857	4,596	1,645	5,762
Total hotel revenues	69,062	63,795	100,423	30,522	123,547
Management fee-related parties	2,164	2,322	3,349	1,022	4,821
Total revenues	71,226	66,117	103,772	31,544	128,368
Operating Costs and Expenses
Rooms	10,574	9,848	15,537	5,098	19,420
Food and beverage	14,132	13,677	20,700	7,494	27,237
Other departmental	1,009	1,069	1,555	619	1,989
Hotel selling, general and administrative	13,541	12,671	19,913	6,841	25,352
Property taxes, insurance and other	4,170	3,002	5,824	2,024	6,081
Total hotel operating expenses	43,426	40,267	63,529	22,076	80,079
Corporate general and administrative
Stock based compensation	2,108	—	3,160	—	—
Other	4,731	4,417	6,740	2,611	8,256
Depreciation and amortization	5,434	6,666	7,730	3,030	13,546
Total operating costs and expenses	55,699	51,350	81,159	27,717	101,881
Operating income	15,527	14,767	22,613	3,827	26,487
Interest expense, net	8,368	32,444	16,416	6,537	44,157
Equity in (income) loss of unconsolidated joint ventures	(248)	1,234	(486)	614	3,042
Minority interest in joint ventures	1,179	1,077	2,017	568	2,316
Other non-operating (income) expenses	312	(433)	353	—	(865)
Income (loss) before income tax expense and minority interest	5,916	(19,555)	4,313	(3,892)	(22,163)
Income tax expense	2,072	219	12,734	90	402
Income (loss) before minority interest	3,844	(19,774)	(8,421)	(3,982)	(22,565)
Minority interest	112	—	(244)	—	—
Net income (loss)	3,732	(19,774)	(8,177)	(3,982)	(22,565)
Other comprehensive income (loss)
Unrealized gain on interest rate swap, net of tax	1,122	—	1,769	—	—
Foreign currency translation loss	(31)	(255)	(31)	—	(411)
Comprehensive income (loss)	$4,823	$(20,029)	$(6,439)	$(3,982)	$(22,976)
Income (loss) per share:
Basic and diluted	$0.11		$(0.24)
Weighted average number of common shares outstanding:
Basic and diluted	33,500		33,500

Morgans Hotel Group Co. and Predecessor

Consolidated/Combined Statements of Net Assets (Deficit)
and Stockholders’ Equity

(in thousands)

(unaudited)

	Shares	Common Stock	Additional paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Net Assets (deficit)	Total Equity
The Predecessor
Balance, January 1, 2006						$(110,573)	$(110,573)
Contributions						3,738	3,738
Distributions						(968)	(968)
Net Loss						(3,982)	(3,982)
Balance, February 16, 2006	—	$—	$—	$—	$—	(111,785)	$(111,785)
The Company
Contribution of net assets (deficit) to the Company	18,500	185	(111,970)	—	—	111,785	—
Adjustment to record minority interest	—	—	(20,000)	—	—	—	(20,000)
Net proceeds from initial public offering	15,000	150	272,959	—	—	—	273,109
Distributions to Former Parent	—	—	(9,500)	—	—	—	(9,500)
Net loss	—	—	—	—	(8,177)	—	(8,177)
Foreign currency translation	—	—	—	(31)	—	—	(31)
Interest rate swap agreement	—	—	—	1,769	—	—	1,769
Amortization of restricted stock	—	—	3,160	—	—	—	3,160
Balance, June 30, 2006	33,500	$335	$134,649	$1,738	$(8,177)	$—	$128,545

Morgans Hotel Group Co. and Predecessor
Consolidated/Combined Statements of Cash Flows
(in thousands)
(unaudited)

	Morgans Hotel Group Co. Period from February 17, 2006 to June 30, 2006	The Predecessor Period from January 1, 2006 to February 16, 2006	The Predecessor Period from January 1, 2005 to June 30, 2005
Cash flows from operating activities
Net loss	$(8,177)	$(3,982)	$(22,565)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	7,503	2,911	13,214
Amortization of other costs	227	119	332
Amortization of deferred financing costs	5,623	1,214	11,552
Stock based compensation	3,160	—	—
Equity in (income) losses from unconsolidated joint ventures	(486)	614	3,042
Gain on tax credits	—	—	(865)
Deferred income taxes	9,866	—	—
Change in value of interest rate caps and swaps, net	(6,330)	(1,655)	333
Minority interest	(136)	(733)	(93)
Changes in assets and liabilities:
Accounts receivable, net	(50)	(168)	343
Related party receivables	482	(108)	819
Restricted cash	1,081	(2,080)	6,879
Prepaid expenses and other assets	(2,174)	1,127	(1,938)
Accounts payable and accrued liabilities	6,354	(2,082)	(4,624)
Other liabilities	1,900	408	1,363
Net cash provided by (used in) operating activities	18,843	(4,415)	7,792
Cash flows from investing activities
Additions to property and equipment	(50,029)	(5,091)	(1,721)
Deposit on Hard Rock purchase	(50,000)	—	—
Deposits into capital improvement escrows, net	(293)	(45)	(9,035)
Distributions from unconsolidated joint ventures	33	—	315
Investment in unconsolidated joint ventures	(1,235)	(2)	(3,689)
Net cash used in investing activities	(101,524)	(5,138)	(14,130)
Cash flows from financing activities
Proceeds from long term debt	170,000	—	580,000
Payments on long term debt and capital lease obligations	(325,689)	(214)	(471,143)
Payments on Clift Preferred Equity	(11,393)	—	—
Contributions	—	3,738	5,883
Distributions	(9,500)	(968)	(82,883)
Proceeds from issuance of common stock, net of costs	273,109	—	—
Deposit on financing of Hard Rock purchase	(11,500)	—	—
Financing costs	(2,991)	—	(14,851)
Net cash provided by financing activities	82,036	2,556	17,006
Net (decrease) increase in cash and cash equivalents	(645)	(6,997)	10,668
Cash and cash equivalents, beginning of period	14,838	21,835	12,915
Cash and cash equivalents, end of period	$14,193	$14,838	$23,583
Supplemental disclosure of cash flow information
Cash paid for interest	$20,052	$6,521	$37,219
Cash paid for taxes	$148	$213	$408

Morgans Hotel Group Co. and Predecessor
Notes to Unaudited Consolidated/Combined Financial Statements

1.   Organization and Formation Structuring Transactions

Morgans Hotel Group Co. (the “Company”) was incorporated on October 19, 2005 as a Delaware corporation to complete an initial public offering that was part of the formation and structuring transactions described below (the “Formation and Structuring Transactions”). The Company owns, manages and invests in hotel properties.

The Morgans Hotel Group Co. Predecessor (the “Predecessor”) comprised the subsidiaries and ownership interests that were contributed as part of the Formation and Structuring Transactions from Morgans Hotel Group LLC (“Former Parent”) to Morgans Group LLC. The Former Parent was owned approximately 85% by NorthStar Hospitality, LLC (“NorthStar”), a subsidiary of NorthStar Capital Investment Corp. (“NCIC”) and approximately 15% by RSA Associates, L.P. (“RSA”).

In connection with the IPO, the Former Parent contributed the subsidiaries and ownership interests in nine operating hotels in the United States and the United Kingdom to Morgans Group LLC in exchange for equity interests in the Company. The Former Parent also contributed all the membership interests in its hotel management business to Morgans Group LLC in return for 1,000,000 membership units in Morgans Group LLC exchangeable for shares of Morgans Hotel Group Co. common stock. The Company is the Managing Member of the operating company, Morgans Group LLC, and has full management control.

On February 17, 2006, the Company completed its initial public offering (“IPO”). The Company issued 15,000,000 shares at $20 per share resulting in estimated net proceeds to the Company of approximately $273.3 million after underwriters’ discounts and estimated offering expenses. On February 17, 2006, the Company repaid $294.2 million of long term debt which included principal and interest (see Note 5), paid in full the preferred equity in Clift due a related party of $11.4 million, which included outstanding interest (see Note 4) and distributed $9.5 million to shareholders. Concurrent with the closing of the IPO, the Company borrowed $80.0 million under a new three-year term loan.

The Company has one reportable operating segment consisting of the operation, ownership, acquisition and redevelopment of boutique hotels.

Operating Hotels

The Company’s operating hotels are as follows:

Hotel Name	Location	Number of Rooms	Date Acquired	Ownership
Delano	Miami Beach, FL	194	1998	(1)
Hudson	New York, NY	804	1997	(5)
Mondrian	Los Angeles, CA	237	1998	(1)
Morgans	New York, NY	113	1998	(1)
Royalton	New York, NY	169	1998	(1)
Sanderson	London, England	150	1998	(2)
St Martins Lane	London, England	204	1998	(2)
Shore Club	Miami Beach, FL	307	2002	(3)
Clift	San Francisco, CA	363	1999	(4)
Mondrian Scottsdale	Scottsdale, AZ	194	2006	(1)

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

Recent Acquisitions

Echelon Las Vegas.   On January 3, 2006, the Company entered into a limited liability company agreement with Echelon Resorts Corporation (“Echelon”), a subsidiary of Boyd Gaming Corporation, through which it will develop, as 50/50 owners, Delano Las Vegas and Mondrian Las Vegas, both of which are expected to open in 2010. After certain milestones in the joint venture development process have been met, the Company is expected to contribute approximately $97.5 million in cash and Echelon will contribute approximately 6.5 acres of land to the joint venture. It is expected that these contributions will be completed by 2007, as part of pre-development. All further contributions will be made pro rata, although the Company and Echelon may be individually responsible for certain cost overruns. In addition, the Company and Echelon will jointly seek to arrange non-recourse project financing for the development of Delano Las Vegas and Mondrian Las Vegas.

Property across Collins Avenue.   In January 2006, the Company acquired the property across Collins Avenue from Delano for approximately $14.3 million. The Company intends to convert this property to new guest rooms at Delano and additional guest facilities.

Mondrian Scottsdale.   On May 3, 2006, the Company closed on the purchase of the James Hotel Scottsdale with a final payment of $43.2 million, bringing the total purchase price to $47.8 million. The James Hotel Scottsdale is a 194-room boutique hotel located in Scottsdale, Arizona. The Company subsequently renamed the property Mondrian Scottsdale and is in the process of re-branding the hotel. The Company initially funded the purchase with cash on hand and in May 2006 secured mortgage financing on the hotel (see Note 5).

Statement of Financial Accounting Standard (“SFAS”) No. 141 requires that the total purchase price be allocated to the assets acquired and liabilities assumed based on, but are not limited to, quoted market prices, expected future cash flows, current replacement costs, market rate assumptions and appropriate discount and growth rates.

Under the purchase method of accounting, the asset and liabilities of Mondrian Scottsdale were recorded at their respective fair values as of the date of the acquisition. The following table summarized the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date.

Fair value
(in millions)
Property and equipment	$48.1
Other assets	0.2
Capital lease obligations	(0.1)
Other liabilities	(0.4)
$47.8

The results of the operations of Mondrian Scottsdale are not material to the Company’s consolidated financial statements if the acquisition had been completed as of January 1, 2006.

Hard Rock Hotel & Casino.   On May 11, 2006, the Company and its wholly-owned subsidiary, MHG HR Acquisition Corp. (“Acquisition Corp”), entered into an Agreement and Plan of Merger with Hard Rock Hotel, Inc. (“HRH”) pursuant to which the Company agreed to acquire HRH in an all cash merger (the “Merger”). Additionally, an affiliate of the Company entered into several asset purchase agreements with HRH or affiliates of HRH to acquire a development land parcel adjacent to the Hard Rock Hotel & Casino in Las Vegas and certain intellectual property rights related to the Hard Rock Hotel & Casino (such asset purchases, together with the Merger, the “Transactions”). The aggregate consideration for the Transactions is $770 million. In connection with the Transactions, the Company was required to post a deposit of $50 million, which deposit is non-refundable under certain circumstances and was funded with cash on hand and the Company’s corporate line of credit. Closing of the Transactions is expected to occur at the end of 2006 but no later than the first quarter of 2007 and is subject to applicable regulatory approvals and other customary conditions.

The Company has obtained a commitment from an affiliate of Credit Suisse for a $700 million credit facility to fund the acquisitions contemplated by the Transactions and has paid $11.5 million in fees for the financing commitment. The Company is actively seeking to bring in a joint venture partner or partners to share in the ownership of the assets associated with the Transactions.

In July 2006, the Company announced that it has entered into a non-binding Letter of Intent (“LOI”) with Golden Gaming, Inc., a major gaming enterprise in Nevada, for Golden Gaming or one of its affiliates to serve as casino operator for the Hard Rock Hotel & Casino following its acquisition by the Company. The LOI contemplates that Golden Gaming will provide general management services for all gaming and related activities within the Hard Rock Hotel & Casino for a period of up to two years. In addition, the LOI provides that Golden Gaming shall have the opportunity to make an equity investment of up to $100 million in the Hard Rock Hotel & Casino on terms to be agreed between MHG and Golden Gaming.

The Company has also signed a non-binding Letter of Intent to sell the intellectual property while retaining the Hard Rock name in Las Vegas.

Mondrian South Beach.   On August 8, 2006, the Company entered into a 50/50 joint venture (the “Venture”) with an affiliate of Hudson Capital. The Venture will renovate and convert an apartment building on Biscayne Bay in South Beach Miami into a hotel operated under the Company’s Mondrian brand. The Company will operate Mondrian South Beach under a long-term incentive management contract. The hotel will have approximately 342 units comprised of studios, one and two-bedroom units, and four penthouse suites. In addition, Mondrian South Beach will offer a vast array of waterfront services, including private boat slips for sailing and yachting and recreational facilities for its guests.

The Venture has acquired the existing building and land for a gross purchase price of $110.0 million.  The Venture expects to spend approximately $60.0 million on renovations. An initial equity investment of $15.0 million from each of MHG and Hudson Capital was funded at closing. Additionally, the Venture has received financing of approximately $124.0 million at a rate of LIBOR plus 300 basis points. This loan matures in August 2009.

The Venture currently plans to pursue the sale of some or all of the new luxury hotel units as condominiums, subject to market conditions. The Venture anticipates that unit buyers will have the opportunity to place their units into a rental program. In addition to hotel management fees, the Company could also realize fees from the sale of condominium units.

Restaurant Joint Venture

The food and beverage operations of certain of the hotels are operated under a 50/50 joint venture with a third party restaurant operator.

2.   Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company and unaudited combined financial statements of the Predecessor have been prepared in accordance with accounting principles generally accepted in the United States. For further information, refer to the combined financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. All adjustments considered necessary in the opinion of management for the fair presentation have been included. Operating results for the periods ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The comparative statements for 2005 represent three and six months of operations of the Predecessor.

Income Taxes

The United States entities included in the accompanying combined financial statements for the six months ended June 30, 2005 and the period January 1, 2006 to February 16, 2006 are either partnerships or limited liability companies, which are treated similarly to partnerships for tax reporting purposes. Accordingly, Federal and state income taxes have not been provided for those accompanying combined financial statements as the partners or members are responsible for reporting their allocable share of the Predecessor’s income, gains, deductions, losses and credits on their individual income tax returns.

One of the Company’s foreign subsidiaries is subject to UK corporate income taxes. Income tax expense is reported at the applicable rate for the periods presented.

Subsequent to the IPO, the Company is subject to Federal and state income taxes as a C-Corporation. Income taxes for the period of February 17, 2006 to June 30, 2006, were computed using an effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The Company has also recorded $10.6 million in net deferred taxes, related to cumulative differences in the basis recorded for certain assets and liabilities, primarily goodwill and property and equipment.

Derivative Instruments and Hedging Activities

The Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Additionally, the fair value adjustments of each period will affect the consolidated financial statements of the Company differently depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

The Company records the effective portion of changes in fair value of its interest rate swap and cap agreements, which have been designated as cash flow hedging instruments, as a component of other comprehensive income and reports the ineffective portion currently in earnings. The Company reclassifies amounts included in other comprehensive income into earnings in the same period during which the hedged item affects earnings.

A summary of the Company’s derivative and hedging instruments as of June 30, 2006 and December 31, 2005 is as follows:

				Estimated	Estimated
Notional	Type of	Maturity	Strike	Fair Market Value	Fair Market Value
Amount	Instrument	Date	Rate	at June 30, 2006	at December 31, 2005
$473,500	Interest cap	June 9, 2007	4.25%	$5,956	$3,890
51,250	Interest cap	June 9, 2007	4.25%	644	421
30,000	Interest cap	June 9, 2007	4.25%	377	246
25,000	Interest cap	June 9, 2007	4.25%	314	205
285,000	Interest swap	July 10, 2009	5.04%	3,092	—
285,000	Sold interest cap	July 10, 2009	4.25%	(10,388)	—
285,000	Interest cap	July 10, 2009	4.25%	10,388	—
22,000	Interest cap	June 1, 2008	6.00%	34	—
18,000	Interest cap	June 1, 2008	6.00%	28	—
	Total fair value of derivative instruments			$10,445	$4,762
	Total fair value included in other assets			$20,833	4,762
	Total fair value included in other liabilities			$(10,388)	—

Stock-based Compensation

The Company accounts for stock based employee compensation using the fair value method of accounting described in SFAS No.123R, “Accounting for Stock-Based Compensation.” For share grants, total compensation expense is based on the price of the Company’s stock at the grant date. Compensation expense is recorded ratably over the vesting period, if any.

Income (Loss) Per Share

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

Minority Interest

The percentage of membership units owned by the Former Parent is presented as minority interest in Morgans Group LLC in the consolidated balance sheet and was approximately $19.8 million as of June 30, 2006. The minority interest in Morgans Group LLC is (i) increased or decreased by the limited members’ pro rata share of Morgans Group LLC’s net income or net loss, respectively; (ii) decreased by distributions; (iii) decreased by redemptions of membership units for the Company’s common stock; and (iv) adjusted to equal the net equity of Morgans Group LLC multiplied by the limited members’ ownership percentage immediately after each issuance of units of Morgans Group LLC and/or shares of the Company’s common stock and after each purchase of treasury stock through an adjustment to additional paid-in capital. Net income or net loss allocated to the minority interest in Morgans Group LLC is based on the weighted-average percentage ownership throughout the period.

Additionally, $0.5 million and $1.2 million is recorded as minority interest as of June 30, 2006 and December 31, 2005, respectively, which represents our third-party food and beverage joint partner’s interest in the restaurant venture at certain of our hotels.

3.   Income (Loss) Per Share

Basic earnings per share is calculated based on the weighted average number of common stock outstanding during the period. Diluted earnings per share include the effect of potential shares outstanding, including dilutive securities. Potential dilutive securities may include shares granted under the stock incentive plan and membership units in Morgans Group LLC, which may be exchanged for shares of the Company’s common stock under certain circumstances. The outstanding Morgans Group LLC membership units (which may be converted to common stock) have been excluded from the diluted net income (loss) per common share calculation, as there would be no effect on reported diluted net income (loss) per common share. All restricted stock units, LTIP Units (as defined in Note 6) and stock options are excluded from loss per share as they are anti-dilutive.

The table below details the components of the basic and diluted income (loss) per share calculations:

	Three months ended June 30, 2006			Period from February 17, 2006 to June 30, 2006
	Income	Shares	EPS Amount	Loss	Shares	EPS Amount
Basic Income (Loss) Per Share
Net income (loss)	$3,732	33,500	$0.11	$(8,177)	33,500	$(0.24)
Effect of dilutive stock compensation	—	—	—	—	—	—
Diluted Income (Loss) Per Share	$3,732	33,500	$0.11	$(8,177)	33,500	$(0.24)

4.   Other Liabilities

Other liabilities consist of the following (000’s omitted):

	As of June 30, 2006	As of December 31, 2005
Payable due investor member of Hudson Leaseco	$2,855	$2,855
Designer fee payable	6,440	6,386
Preferred equity in Clift due NorthStar	—	11,094
Interest swap derivative liability	10,388	—
Clift pre-petition liabilities	2,335	3,416
	$22,018	$23,751

As discussed in Note 1, the preferred equity in Clift due NorthStar and related accrued interest was fully paid off in February 2006 with proceeds from the IPO.

The fair value of the interest swap derivative liability was approximately $10.3 million June 30, 2006 (See Note 2).

5.   Long-Term Debt and Capital Lease Obligations

Long-term debt consists of the following (000’s omitted):

Description	As of June 30, 2006	As of December 31, 2005	Interest rate at March 31, 2006
Notes secured by five hotels(a)	$285,000	$472,449	LIBOR + 1.00%
Mezzanine loan(a)	—	105,519	NA
Clift debt	77,273	75,140	9.6%
Term loan(b)	80,000	—	LIBOR + 3.5%
Credit facility(b)	20,000	—	LIBOR + 2.75%
Promissory note(c)	10,000	—	7.0%
Note secured by Mondrian Scottsdale(d)	35,000	—	LIBOR + 2.30%
Capital lease obligations	7,272	6,524	varies
Total long term debt	$514,545	$659,632

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

The interest rate per annum applicable to the loans are a fluctuating rate of interest measured by reference to, at our election, either adjusted LIBOR or an alternative base rate, plus a borrowing margin. Alternative base rate loans have an initial borrowing margin of 1.0%. Adjusted LIBOR loans have an initial borrowing margin of 2.0%. If we have not provided the requested pledges referred to above by April 1, 2006, the margin alternative base rate loans and adjusted LIBOR loans will each increase by 1.5% until we provide the requested pledges. After the full first quarter after the closing of the revolving credit facility, the borrowing margins under the revolving credit facility may vary depending on our total leverage ratio. As of August 11, 2006, we have not received the requested pledges.

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

The revolving credit facility is available on a revolving basis for general corporate purposes, including acquisitions. The balance outstanding at June 30, 2006 is $20.0 million. These monies were used to fund a portion of the initial deposit related to the agreement to acquire the Hard Rock Hotel & Casino in Las Vegas (see Note 1). The amount was repaid in August 2006 with the proceeds from the issuance of junior subordinated notes to a newly established trust subsidiary (see Note 5(e)).

(c)   Promissory Note

The purchase of the property across from the Delano was partially financed with the issuance of a $10.0 million three-year interest only promissory note by the Company to the seller, which matures on January 24, 2009. The note bears interest in year one at 7.0%, in year two at 8.5%, and in year three at 10.0%.

(d)   Mondrian Scottsdale Debt

The purchase of the Mondrian Scottsdale was initially financed with cash on hand. In May 2006, the Company obtained mortgage financing on Mondrian Scottsdale. The $40 million loan, which accrues interest at LIBOR plus 2.30%, matures in May 2008 and has three one-year extensions. The Company has currently drawn down $35 million of the available funds, with the additional $5 million available for renovations. The Company has purchased an interest rate cap on this $40 million loan. The interest cap limits the interest rate exposure to 8.3% and expires on June 1, 2008.

(e)   Liability to Subsidiary Trust Issuing Preferred Securities

On August 4, 2006, a newly established trust subsidiary of the Company, MHG Capital Trust I (the “Trust”), issued $50.0 million in trust preferred securities in a private placement. The Company owns all of the $0.1 million of outstanding common stock of the Trust. The Trust used the proceeds to purchase $50.1 million of junior subordinated notes issued by the Company (the “Notes”) which mature on October 30, 2036. These Notes represent all of the Trust’s assets. The terms of the junior subordinated notes are substantially the same as preferred securities issued by the Trust. The Notes and the trust preferred securities have a fixed interest rate of 8.68% per annum during the first ten years, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus 3.25% per annum. The securities are redeemable by the Trust, at the Company’s option, after five years at par. To the extent the Company redeems Notes, the Trust is required to redeem a corresponding amount of trust preferred securities.

The Note agreement requires that the Company maintain a fixed charge coverage ratio, as defined, of 1.4 to 1.0 and prohibits the Company from issuing subordinate debt through February 4, 2007.

FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 , as amended (“FIN 46R”), requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has identified that the Trust is a variable interest entity under FIN 46R. Based on management’s analysis, the Company is not the primary beneficiary since it does not absorb a majority of the expected losses, nor is it entitled to a majority of the expected residual returns. Accordingly, the Trust will not be consolidated into the Company’s financial statements. The Company will account for the investment in the common stock of the Trust under the equity method of accounting.

Net proceeds from the issuance of Notes was used by the Company to pay down the Company’s existing credit line and to fund the equity contribution on Mondrian South Beach with the remainder available for general corporate purposes.

6.   Omnibus Stock Incentive Plan

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

On February 14, 2006, an aggregate of 25,000 shares of restricted common stock were granted to the Company’s non-employee directors and employees pursuant to the Stock Incentive Plan. Restricted common stock vests 1/3 of the amount granted on the first anniversary of the grant date and as to the remainder in 24 equal installments at the end of each month following the first anniversary of the grant date so long as the recipient continues to be an eligible recipient. These restricted shares of common stock will become fully vested on the third anniversary of the grant date. The fair value of each share of restricted common stock granted was $20 at the date of grant.

Also on February 14, 2006, an aggregate of 68,200 shares of restricted common stock were granted to the Company’s employees pursuant to the Stock Incentive Plan. Employee restricted common stock vests 1/4 of the amount granted on the anniversary of the grant date and as to the remainder ratably over four years so long as the recipient continues to be an eligible recipient. These restricted shares of common stock will become fully vested on the fourth anniversary of the grant date. The fair value of each share of restricted common stock granted was $20 at the date of grant.

In addition, on February 14, 2006, an aggregate of 862,500 LTIP Units have been granted to the Company’s officers and chairman of the board of directors pursuant to the Stock Incentive Plan. LTIP Units vest as to 1/3 of the amount granted on the first anniversary of the grant date and as to the remainder in 24 equal installments at the end of each month following the first anniversary of the grant date so long as the recipient continues to be an eligible recipient. These LTIP Units will become fully vested on the third anniversary of the grant date. The fair value of each LTIP Unit granted was $20 at the date of grant.

Also on February 14, 2006, an aggregate of 1,006,000 options to purchase common stock of the Company at the IPO price ($20 per share) were granted to our chairman, non-employee directors, officers and employees. Stock options vest as to 1/3 of the amount granted on the first anniversary of the grant date and as to the remainder in 24 equal installments at the end of each month following the first anniversary of the grant date so long as the recipient continues to be an eligible recipient. These options will become fully vested on the third anniversary of the grant date and expire 10 years after the grant date. The fair value for each option granted was estimated at the date of grant using the Black-Scholes option-pricing model, an allowable valuation method under SFAS No. 123R with the following assumptions: risk-free interest rate of 4.6%, expected option lives of 3½ years, 35% volatility, no dividend rate and 10% forfeiture rate. The fair value of each option was $6.37 at the date of grant.

In the period from February 14, 2006 to June 30, 2006, the Company recognized $3.2 million of stock based compensation expense related to the above-described restricted common stock, LTIP Units and options.

7.   Litigation

Tax Contingency

On February 26, 2004, Morgans Hotel Group London Ltd. (“MHG London”) received a Notice of Decision from the United Kingdom’s taxation authority, the Inland Revenue. The Notice of Decision stated that MHG London, the entity that owns St Martins Lane and Sanderson, was liable to pay national insurance contributions to the Inland Revenue in relation to discretionary service charges earned by the food and beverage employees and uniforms provided to the employees at the London hotels. The Company settled all assessments with the Inland Revenue for approximately $0.4 million.

Litigation

Shore Club Litigation—New York State Action

The Company is currently involved in litigation regarding the management of Shore Club. In 2002, the Company, through a wholly-owned subsidiary, invested in Shore Club and the Company’s management company, MHG Management Company, took over management of the property. The management agreement expires in 2022. For the year ended December 31, 2002 (reflecting six months of data based on information provided to us and not generated by us and six months of operations after MHG Management Company took over management of Shore Club in July 2002), Shore Club had an operating loss plus depreciation of ($3.7 million), and its owner, Philips South Beach LLC, was in dispute with its investors and lenders. After the Company took over management of the property, the financial performance improved and Shore Club had operating income plus depreciation of $9.8 million in 2004. The Company believes this improvement was the direct result of our repositioning and operation of the hotel. This improved performance has continued. Operating income plus depreciation for the three months ended June 30, 2006 and six months ended June 30, 2006 was $2.8 million and $7.5 million, respectively. In addition, during the fourth quarter of 2005, the debt on the hotel was refinanced.

On January 17, 2006, Philips South Beach LLC filed a lawsuit in New York state court against MHG Management Company and other entities. The lawsuit alleges, among other things, (i) that MHG Management Company engaged in fraudulent or willful misconduct with respect to Shore Club entitling Philips South Beach LLC to terminate the Shore Club management agreement without the payment of a termination fee to us, (ii) breach of fiduciary duty by MHG Management Company, (iii) tortious interference with business relations by redirecting guests and events from Shore Club to Delano, (iv) misuse of free and complimentary rooms at Shore Club, and (v) misappropriation of confidential business information. The allegations include that the Company took actions to benefit Delano at the expense of Shore Club, billed Shore Club for expenses that had already been billed by the Company as part of chain expenses, misused barter agreements to obtain benefits for the Company’s employees, and failed to collect certain rent and taxes from retail tenants. The lawsuit also asserts that the Company falsified or omitted information in monthly management reports related to the alleged actions. Ian Schrager, founder of the Predecessor, W. Edward Scheetz, President and Chief Executive Officer of the Company, and David T. Hamamoto, chairman of the Board of Directors of the Company, are also named as defendants in the lawsuit.

The remedies sought by Philips South Beach LLC include (a) termination of the management agreement without the payment of a termination fee to us, (b) recovery of all previously paid management fees, (c) a full accounting of all of the affairs of Shore Club from the inception of the management agreement, (d) at least $5.0 million in compensatory damages and (e) at least $10.0 million in punitive damages and attorneys’ fees.

The Company believes that it has abided by the terms of the management agreement. The Company believes that Philips South Beach LLC has filed the lawsuit as part of a strategy to pressure us to renegotiate our management agreement with respect to the Shore Club.

On August 1, 2006, the judge granted our motion to dismiss Philips South Beach LLC’s causes of action for breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, breach of good faith and fair dealing, and unjust enrichment. The judge also struck all claims for punitive damages. Philips South Beach LLC has the right to appeal.

The Company intends to continue to pursue this litigation vigorously. Although we cannot predict the outcome of this litigation, on the basis of current information, we do not expect that the outcome of this litigation will have a material adverse effect on our financial condition, results of operations or liquidity.

Shore Club Litigation—Florida State Action

On April 17, 2006, MHG Management Company and a related subsidiary of the Company filed a lawsuit in Florida state court against Philip Pilevsky and individuals and entities associated with Mr. Pilevsky (the “Pilevsky parties”), charging them with tortious interference with the 20-year exclusive management agreement that MHG Management Company holds for Shore Club, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and tortious interference with actual and prospective business and economic relations, all as part of defendants’ attempt to break or renegotiate the terms of the management agreement.

The Pilevsky parties began what the lawsuit terms “a campaign to sabotage and destabilize the Company’s management” of Shore Club, including the filing of three lawsuits against the Company and its related entities that falsely accuse the Company of engaging in fraudulent misconduct, among other things.

On July 13, 2006, the judge issued an order denying defendants’ motion to stay and for a protective order based on the pendency of the Shore Club litigation in New York. Defendants have moved to dismiss on jurisdictional and substantive grounds.

Century Operating Associates Litigation

On March 23, 2006, Century Operating Associates filed a lawsuit in New York state court naming several defendants, including the Company, Morgans Hotel Group LLC, and Messrs. Scheetz and Hamamoto. The lawsuit alleges breach of contract, breach of fiduciary duty and a fraudulent conveyance in connection with the structuring transactions that were part of the Company’s initial public offering. In particular, the lawsuit alleges that the transactions constituted a fraudulent conveyance of the assets of Morgans Hotel Group LLC, in which Century Operating Associates allegedly has a non-voting membership interest, to the Company. The plaintiff claims that the defendants knowingly and intentionally structured and participated in the transactions in a manner designed to leave Morgans Hotel Group LLC without any ability to satisfy its obligations to Century Operating Associates.

The remedies sought by Century Operating Associates include (a) Century Operating Associates’ distributive share of the initial public offering proceeds and (b) at least $12.1 million in compensatory and punitive damages and attorneys’ fees.

On July 6, 2006, the judge granted the Company’s motion to dismiss it from the case. Century Operating Associates has the right to appeal.

The Company intends to continue to pursue this litigation vigorously. Although we cannot predict the outcome of this litigation, not the basis of current information, we do not expect that the outcome of this litigation will have a material adverse effect on our financial condition, results of operations or liquidity.

Other Litigation

The Company is involved in various lawsuits and administrative actions in the normal course of business. In management’s opinion, disposition of these lawsuits is not expected to have a material adverse effect on the Company’s financial positions, results of operations or liquidity.

8.   Related Party Transactions

The Company earned management fees, chain services fees and fees for certain technical services and has receivables from hotels it owns through investments in unconsolidated joint ventures as well as hotels owned by the Former Parent. These fees totaled approximately $2.2 million for the three months ended June 30, 2006 and approximately $4.4 million for the six months ended June 30, 2006, including approximately $1.0 million from January 1, 2006 to February 16, 2006 from the Predecessor. For the three months ended June 30, 2005 and six months ended June 30, 2005, these fees totaled approximately $2.3 million and $4.8 million, respectively.

As of June 30, 2006 and December 31, 2005, the Company had receivables from these affiliates of approximately $2.6 million and $3.0 million, respectively, which are included in receivables from related parties on the accompanying consolidated/combined balance sheets.

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

Overview

We are a fully integrated hospitality company that operates, owns, acquires and redevelops boutique hotels in gateway cities and select resort markets in the United States and Europe. We are widely credited with establishing and defining the rapidly expanding boutique hotel sector. Over our 21-year history, we have gained experience operating in a variety of market conditions. As of June 30, 2006, we owned or partially owned and managed a portfolio of ten luxury hotel properties in New York, Miami, Los Angeles, San Francisco, Scottsdale and London comprising over 2,700 rooms. Each of our owned hotels was acquired and renovated by the Morgans Group and was designed by a world-renowned designer.

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

We were incorporated as a Delaware corporation in October 2005 to acquire, own, and manage boutique hotels in the United States, Europe and elsewhere. As of June 30, 2006 we owned:

•       seven hotels in New York, Miami, Los Angeles, San Francisco and Scottsdale, comprising approximately 2,100 rooms (the “Owned Hotels”);

•       property across from Delano which we intend to convert to new Delano guest rooms and additional guest facilities; and

•       a 50% interest in two hotels in London comprising approximately 350 rooms and a 7% interest in the 300-room Shore Club in Miami, all of which we also manage (the “Joint Venture Hotels”).

We conduct our operations through our operating company, Morgans Group LLC, which holds all of our assets. We are the managing member of Morgans Group LLC and hold approximately 97.1% of its membership units. We manage all aspects of Morgans Group LLC including the operation, investment and sale and purchase of hotels and the financing of Morgans Group LLC.

The historical financial data presented herein is the historical financial data for:

•       our Owned Hotels;

•       our Joint Venture Hotels;

•       our management company subsidiary, MHG Management Company; and

•       the rights and obligations of Morgans Hotel Group LLC contributed to Morgans Group LLC in the Formation and Structuring Transactions described above in Note 1 of the financial statements.

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

•       St Martins Lane—September 2009 (with two ten year extensions at our option)

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

•       Other hotel revenue.   Other hotel revenue consists of ancillary revenue such as telephone, parking, spa, entertainment and other guest services, are principally driven by hotel occupancy.

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

The seasonal nature of the hospitality business can also impact revenues. We experience some seasonality in our business. For example, our New York hotels are generally strongest in the fourth quarter. Mondrian Scottsdale, which was acquired May 3, 2006, has historically experienced a strong first quarter.

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

•       Stock-based compensation expense.   These expenses represent the earned portion of the Company’s stock-based compensation offered to directors, executives and employees.

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

•        Subsequent to the IPO, the Company is subject to Federal and state income taxes. Income taxes for the interim period of February 17, 2006 to June 30, 2006 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

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

Acquisitions.   The purchase of the James Hotel Scottsdale was completed on May 3, 2006, is expected to increase revenues and operating costs. Subsequent to the purchase, the hotel was renamed Mondrian Scottsdale and is currently undergoing a renovation.

The acquisition of the property across the street from Delano is expected to be converted into guest rooms by the end of 2007 and is expected to increase revenues and operating costs in 2008.

In May 2006, the Company agreed to acquire the Hard Rock Hotel & Casino in Las Vegas and related assets for total consideration of $770.0 million. Refer to “Item 1A—Risk Factors” and Note 1 to the financial statements for further discussion.

On August 8, 2006, the Company entered into a 50/50 joint venture (the “Venture”) with an affiliate of Hudson Capital. The Venture will renovate and convert an apartment building on Biscayne Bay in South Beach Miami into a hotel operated under the Company’s Mondrian brand. The Company will operate Mondrian South Beach under a long-term incentive management contract. The Venture has acquired the existing building and land for a gross purchase price of $110.0 million. An initial equity investment of $15.0 million from each of MHG and Hudson Capital was funded at closing. Additionally, the Venture has received financing of approximately $124.0 million at a rate of LIBOR plus 300 basis points. This loan matures in August 2009. The Venture expects to spend approximately $60.0 million on renovations.

Development of Delano Las Vegas and Mondrian Las Vegas—Echelon Project.   Our planned development of Delano Las Vegas and Mondrian Las Vegas through a 50/50 joint venture is expected to open in 2010. The results are expected to be included in equity in income (loss) of unconsolidated joint ventures.

Issuance of Notes to a Subsidiary Trust Issuing Preferred Securities.   On August 4, 2006, our newly established trust subsidiary, MHG Capital Trust I, (the “Trust”) issued, in a private placement, $50 million of trust preferred securities. The sole assets of the Trust consist of $50.1 million of junior subordinated notes (the “Notes”) due October 30, 2036 issued by our operating partnership and guaranteed by us. The proceeds of the issuance of the Notes was used to repay the Company’s existing credit line and to fund the equity contribution on Mondrian South Beach with the remainder available for general corporate purposes. These trust preferred securities and the Notes both have a 30-year term, ending October 30, 2036, and bear interest at a fixed rate of 8.68% for the first ten years, ending October 2016, and thereafter will bear interest at a floating rate based on the three-month LIBOR plus 3.25%. These securities are redeemable by the Trust at par beginning on October 30, 2011.

Operating Results

Comparison of three months ended June 30, 2006 to June 30, 2005

The following table presents our operating results for the three months ended June 30, 2006 to the three months ended June 30, 2005, including the amount and percentage change in these results between the two periods. The operations presented for the three months ended June 30, 2005 and January 1, 2006 through February 16, 2006 are those of our predecessor. The Company became publicly traded effective February 17, 2006, therefore the period from February 17, 2006 through June 30, 2006, represents the results of operations of the Company. The combined periods in 2006 are comparable to the Company’s June 30, 2005 results with the exception of the purchase of the property across Collins Avenue from Delano and the purchase of Mondrian Scottsdale, both discussed above. The property across Collins Avenue from Delano did not have any operations or material expenses. Mondrian Scottsdale was an operating hotel for the period from May 3, 2006 through June 30, 2006 and the impact the operating results of the Company for the three months ended June 30, 2006 is noted below.

	Quarter to Date
	June 30, 2006	June 30, 2005	Change ($)	Change (%)
	(in thousands)
Revenues
Rooms	$43,054	$ 38,935	$ 4,119	10.6%
Food and beverage	22,849	22,003	846	3.8%
Other hotel	3,159	2,857	302	10.6%
Total hotel revenues	69,062	63,795	5,267	8.3%
Management fee—related parties	2,164	2,322	(158)	(6.8)%
Total revenues	71,226	66,117	5,109	7.7%
Operating Costs and Expenses
Rooms	10,574	9,848	726	7.4%
Food and beverage	14,132	13,677	455	3.3%
Other departmental	1,009	1,069	(60)	(5.6)%
Hotel selling, general and administrative	13,541	12,671	870	6.7%
Property taxes, insurance and other	4,170	3,002	1,168	38.9%
Total hotel operating expenses	43,426	40,267	3,159	7.8%
Corporate general and administrative
Stock based compensation	2,108	—	2,108	(1)
Other	4,731	4,417	314	(1)
Depreciation and amortization	5,434	6,666	(1,232)	(18.5)%
Total operating costs and expenses	55,699	51,350	4,349	8.5%
Operating income	15,527	14,767	760	5.1%
Interest expense, net	8,368	32,444	(24,076)	(74.2)%
Equity in (income) loss of unconsolidated joint ventures	(248)	1,234	(1,482)	(120.1)%
Minority interest in joint ventures	1,179	1,077	102	9.5%
Other non-operating expenses (income)	312	(433)	745	(1)
Gain (loss) before income tax expense and minority interest	5,916	(19,555)	25,471	(130.3)%
Income tax expense	2,072	219	1,853	(1)
Loss before minority interest	3,844	(19,774)
Minority interest	112	—	112	(1)
Net income (loss)	3,732	(19,774)	23,506	(118.9)%
Other comprehensive income:
Unrealized gain on interest rate swap, net of tax	1,122	—	1,122	(1)
Foreign currency translation (loss) gain	(31)	(255)	244	(1)
Comprehensive income (loss)	$ 4,823	$(20,029)	$ 24,852	(124.1)%

        (1) Not meaningful.

Total Hotel Revenues.   Total hotel revenues increased 7.7% to $71.2 million for the three months ended June 30, 2006 compared to $66.1 million for the three months ended June 30, 2005. RevPAR from our comparable Owned Hotels increased by 8.0% to $246 for the three months ended June 30. 2006 compared to $228 for the same period in 2005. The components of RevPAR from our comparable Owned Hotels for the three months ended June 30, 2006 and 2005 are summarized as follows:

	Quarter to Date
	June 30, 2006	June 30, 2005	Change ($)	Change (%)
Occupancy	83.1%	84.7%	—	(1.9)%
ADR	$296	$269	$27	10.1%
RevPAR	$246	$228	$18	8.0%

Rooms revenue increased 10.6% to $43.1 million for the three months ended June 30, 2006 compared to $38.9 million for the three months ended June 30, 2005, which is directly attributable to the increase in ADR and RevPAR shown above. The inclusion of Mondrian Scottsdale in the three months ended June 30, 2006 accounts for $1.0 million of the $4.1 million increase. The comparable hotel RevPAR increase of 8.0% was driven primarily by Hudson and Delano which each experienced ADR and RevPAR growth in excess of 9.0% for the three month period ending June 30, 2006 as compared to the comparable three month period ending June 30, 2005. The growth at Hudson was primarily driven by rate growth in almost all business segments due to the strength of the New York market. The growth at Delano was driven by group events.

Food and beverage revenue increased 3.8% to $22.8 million for the three months ended June 30, 2006 compared to $22.0 million for the three months ended June 30, 2005. The inclusion of Mondrian Scottsdale in the three months ended June 30, 2006 accounts for $0.7 million of the $0.8 million increase. Comparable food and beverage revenues were flat to last year. Excluding Mondrian LA, where renovations were performed at Skybar, comparable food and beverage increased by 3.0%. Our restaurants and bars are destinations in their own right, with a local customer base in addition to hotel guests; their revenue performance is driven by local market factors in the restaurant and bar business.

Other hotel revenue increased by 10.6% to $3.2 million for the three months ended June 30, 2006 as compared to $2.9 million for the three months ended June 30, 2005. The inclusion of Mondrian Scottsdale in the three months ended June 30, 2006 accounts for $0.1 million of the $0.3 million increase. The resulting 7.7% increase at comparable hotels was primarily due to a change in the management of the gift shop at Mondrian. In September 2005, Mondrian began operating the gift shop rather than leasing the space out to a third party. Therefore, revenues and expenses are recorded in 2006 as compared to lease income in 2005. This was partially offset by a 17.3% decline in telephone revenues due to the increased use of cell phones.

Management Fee—Related Parties.   During the three months ended June 30, 2006 and 2005, management fee—related parties was comprised of continuing fee income from our contracts to manage our Joint Venture Hotels. The decline of 6.8% from $2.2 million for the three months ended June 30, 2006 to $2.3 million for the three months ended June 30, 2005 is related to management fees recognized in 2005 for the management of the Gramercy Park Hotel. This management agreement was terminated in June 2005.

Operating Costs and Expenses

Rooms expense increased 7.4% to $10.6 million for the three months ended June 30, 2006 compared to $9.8 million for the three months ended June 30, 2005. The inclusion of Mondrian Scottsdale in the three months ended June 30, 2006 accounts for $0.4 million of the $0.7 million increase. The resulting 3.1% increase in comparable hotels was driven primarily by increased rooms expenses at Mondrian and Royalton due to additional front office support and housekeeping services in the three months ended June 30, 2006 as compared to the same three months in 2005.

Food and beverage expense increased 3.3% to $14.1 million for the three months ended June 30, 2006 compared to $13.7 million for the three months ended June 30, 2005. The inclusion of Mondrian Scottsdale in the three months ended June 30, 2006 accounts for $0.6 million of the $0.4 million increase, resulting in a food and beverage expense decrease of $0.2 million, consistent with the revenue trend.

Other departmental expenses decreased 5.6% to $1.0 million for the three months ended June 30, 2006 compared to $1.1 million for the three months ended June 30, 2005 primarily due to the Company now operating the Mondrian gift shop. The inclusion of Mondrian Scottsdale had an immaterial impact on other departmental expenses.

Hotel selling, general and administrative expense increased 6.7% to $13.5 million for the three months ended June 30, 2006 compared to $12.7 million for the three months ended June 30, 2005. Mondrian Scottsdale accounts for $1.0 million of this $0.8 million increase, primarily due to pre-opening expenses incurred following the acquisition of the hotel.

Property taxes, insurance and other expense increased 38.9% to $4.2 million for the three months ended June 30, 2006 compared to $3.0 million for the three months ended June 30, 2005, due to increases in property insurance premiums as a result of the hurricanes throughout the United States during 2005. Furthermore, there were increases in real estate taxes for Hudson and Clift, which were the result of valuation reassessments in 2006 on both properties.

Stock-based compensation of $2.1 million was recognized for the three months ended June 30, 2006 compared to $0 for the three months ended June 30, 2005. In connection with the completion of our initial public offering, the board of directors of the Company adopted a stock incentive plan which provides for the issuance of stock-based incentive awards, including incentive stock options, non-qualified stock options, stock appreciation rights, shares of common stock of the Company, including restricted stock, and other equity-based awards, including membership units which are structured as profits interests (“LTIP Units”) or any combination of the foregoing. The Company has expensed granted stock-based compensation ratably over the vesting period in accordance with SFAS No. 123.

Other corporate expenses increased to $4.7 million for the three months ended June 30, 2006 compared to $4.4 million for the three months ended June 30, 2005. This increase is primarily due to costs of being a public company such as directors’ and officers’ insurance and board of directors fees.

Depreciation and amortization decreased 18.5% to $5.4 million for the three months ended June 30, 2006 compared to $6.7 million for the three months ended June 30, 2005. Many of our assets, including furniture, fixtures and equipment, are depreciated over five years, and a portion of these assets became fully depreciated during 2005.

Interest Expense, net.   Interest expense, net decreased 74.2% to $8.4 million for the three months ended June 30, 2006 compared to $32.4 million for the three months ended June 30, 2005. The $24.1 million decrease was due to:

•       decreased interest expense of $13.4 million resulting from the February 2006 payoff of mortgage and mezzanine debt secured by five of our wholly-owned hotels as part of the Formation and Structuring Transactions;

•       decreased amortization of deferred financing costs of $8.4 million due to the February 2006 payoff of mortgage and mezzanine debt secured by five of our wholly-owned hotels as part of the Formation and Structuring Transactions;

•       an increase in the value of the interest rate cap of $0.5 million on the 5 Hotel Debt, which does not qualify for hedge accounting treatment under SFAS No. 133 and therefore the change in fair value is booked through interest expense. This interest rate cap agreement commenced in June 2005; and

•       a decrease in the interest expense of $0.6 million recognized on the preferred equity in Clift due NorthStar and related accrued interest which was paid off in February 2006 with proceeds from the IPO.

Equity in loss of unconsolidated joint ventures was $0.3 million of income for the three months ended June 30, 2006 compared to $1.2 million of loss for the three months ended June 30, 2005. Income recorded in the three months ended June 30, 2006 related to our joint venture which owns the two hotels in London compared to a loss of $1.1 million recorded for the same period in 2005. RevPAR at our London hotels rose by 14.1% in U.S. dollars and 16.0% in local currency, and the debt was refinanced at a lower interest rate in November 2005.

The components of RevPAR from the Joint Venture Hotels for the three months ended June 30, 2006 and 2005 are summarized as follows:

	June 30, 2006	June 30, 2005	Change ($)	Change (%)
Occupancy	74.8%	70.8%	—	5.6%
ADR	$385	$362	$23	6.3%
RevPAR	$288	$256	$32	12.4%

Other non-operating (income) expense was an expense of $0.3 million for the three months ended June 30, 2006 compared to income of $0.4 million for the three months ended June 30, 2005. For the three months ended June 30, 2005, the other non-operating income relates to a gain on the sale of Hudson tax credits, which credits expired in December 2005. The expense recognized during the three months ended June 30, 2006 is primarily due to expenses incurred in connection with the Shore Club litigation discussed in Note 7 of the consolidated/combined financial statements.

Income tax expense increased by $1.9 million for the three months ending June 30, 2006 as compared to the three months ending June 30, 2005. The Company is subject to corporate Federal and state income taxes effective February 17, 2006.

Comparison of six months ended June 30, 2006 to June 30, 2005

The following table presents our operating results for the six months ended June 30, 2006 and June 30, 2005, including the amount and percentage change in these results between the two periods. The operations presented for the six months ended June 30, 2005 and January 1, 2006 through February 16, 2006 are those of our predecessor. The Company became publicly traded effective February 17, 2006, therefore the period from February 17, 2006 through June 30, 2006, represents the results of operations of the Company. The combined periods in 2006 are comparable to the Company’s June 30, 2005 results with the exception of the purchase of the property across Collins Avenue from Delano and the purchase of Mondrian Scottsdale, both discussed above. The property across Collins Avenue from Delano did not have any operations or material expenses. Mondrian Scottsdale was an operating hotel for the period from May 3, 2006 through June 30, 2006 and did not materially impact the operating results of the Company for the six months ended June 30, 2006.

	Year to Date
	June 30, 2006	June 30, 2005	Change ($)	Change (%)
	(in thousands)
Revenues
Rooms	$ 79,870	$ 74,287	$ 5,583	7.5%
Food and beverage	44,834	43,498	1,336	3.1%
Other hotel	6,241	5,762	439	8.3%
Total hotel revenues	130,945	123,547	7,358	6.0%
Management fee—related parties	4,371	4,821	(450)	(9.3)%
Total revenues	$135,316	$128,368	$ 6,948	5.4%
Operating Costs and Expenses
Rooms	20,635	19,420	1,215	6.3%
Food and beverage	28,194	27,237	957	3.5%
Other departmental	2,174	1,989	185	9.3%
Hotel selling, general and administrative	26,754	25,352	1,402	5.5%
Property taxes, insurance and other	7,848	6,081	1,767	29.1%
Total hotel operating expenses	85,605	80,079	5,526	6.9%
Corporate general and administrative
Stock based compensation	3,160	—	3,160	(1)
Other	9,351	8,256	1,095	13.3%
Depreciation and amortization	10,760	13,546	(2,786)	(20.6)%
Total operating costs and expenses	108,876	101,881	6,995	6.9%
Operating income	26,440	26,487	(47)	(1)
Interest expense, net	22,953	44,157	(21,204)	(48.0)%
Equity in loss of unconsolidated joint ventures	128	3,042	(2,914)	(95.8)%
Minority interest in joint ventures	2,585	2,316	269	11.6%
Other non-operating (income) expenses	353	(865)	1,218	(1)
Income (loss) before income tax expense and minority interest	421	(22,163)	(22,584)	101.9%
Income tax expense	12,824	402	12,422	(1)
Loss before minority interest	(12,403)	(22,565)	10,162	45.0%
Minority interest	(244)	—	(244)	(1)
Net loss	(12,159)	(22,565)	10,406	(46.1)%
Other comprehensive income:
Unrealized gain on interest rate swap, net of tax	1,769	—	1,769	(1)
Foreign currency translation (loss) gain	(31)	(411)	380	(1)
Comprehensive loss	$(10,421)	$(22,976)	$ 12,555	(54.6)%

        (1) Not meaningful.

Total Hotel Revenues.   Total hotel revenues increased 5.4% to $135.3 million for the six months ended June 30, 2006 compared to $128.4 million for the six months ended June 30, 2005. RevPAR from our comparable Owned Hotels increased by 6.1% to $232 for the six months ended June 30, 2006 compared to

$218 for the same period in 2005. The components of RevPAR from our comparable Owned Hotels for the six months ended June 30, 2006 and 2005 are summarized as follows:

	Year to Date
	June 30, 2006	June 30, 2005	Change ($)	Change (%)
Occupancy	79.5%	81.4%	—	(2.3)%
ADR	$292	$268	$24	8.7%
RevPAR	$232	$218	$14	6.1%

Rooms revenue increased 7.5% to $79.9 million for the six months ended June 30, 2006 compared to $74.3 million for the six months ended June 30, 2005, which is directly attributable to the increase in ADR and RevPAR shown above. This growth was driven by the Clift in San Francisco which produced RevPAR growth of 9.5% for the comparable six month period ending June 30, 2006 over the same six month period ending June 30, 2005. This growth in the San Francisco market is attributable to an increased number of tourists and convention groups in San Francisco as travel has begun to return to the city after a weakened economy resulting from the fall of the dot.com businesses.

Food and beverage revenue increased 3.1% to $44.8 million for the six months ended June 30, 2006 compared to $43.5 million for the six months ended June 30, 2005. Our restaurants and bars are destinations in their own right, with a local customer base in addition to hotel guests; their revenue performance is driven by local market factors in the restaurant and bar business. The strongest food and beverage revenue growth was achieved at Royalton and Clift, which achieved growth of 5.2% and 7.2%, respectively.

Other hotel revenue increased by 8.3% to $6.2 million for the six months ended June 30, 2006 as compared to $5.8 million for the six months ended June 30, 2005. This increase is due to an increase of approximately 21.5% in rents and other income. The increase in rents and other income is primarily due to a change in the management of the gift shop at Mondrian. In September 2005, Mondrian began operating the gift shop rather than leasing the space out to a third party. Therefore, revenues and expenses are recorded in 2006 as compared to lease income in 2005. Furthermore, the increase is due to a new valet parking contract at the Delano. In May 2005, as a result of a new valet parking contract, Delano recognizes gross revenues and expenses from the valet parking operation. Prior to the new agreement, Delano only recognized the fee it received from the valet parking operator. This was partially offset by an 18.8% decline in telephone revenues due to the increased use of cell phones.

Management Fee—Related Parties.   During the first six months of 2006 and 2005, management fee—related parties was comprised of continuing fee income from our contracts to manage our Joint Venture Hotels. The decrease of 9.3% to $4.4 million for the six months ended June 30, 2006 from $4.8 million for the six months ended June 30, 2005 is related to management fees recognized in 2005 for the management of the Gramercy Park Hotel. This management agreement was terminated in June 2005.

Operating Costs and Expenses

Rooms expense increased 6.3% to $20.6 million for the six months ended June 30, 2006 compared to $19.4 million for the six months ended June 30, 2005. This increase was primarily attributed to increased rooms expenses at Mondrian and Royalton. The increases at Mondrian and Royalton were primarily due to additions to front office support and housekeeping services in 2006.

Food and beverage expense increased 3.5% to $28.2 million for the six months ended June 30, 2006 compared to $27.2 million for the six months ended June 30, 2005. The increase in food and beverage expenses for the six months ended June 30, 2006 as compared to the same period in 2005 was slightly greater than the 3.1% growth in food and beverage revenues for the comparable periods. The increase is primarily due to the phase-in of union pay and benefit rates at Hudson, where food and beverage expenses increased by 9.7% from the six months ended June 30, 2006 as compared to the same period in 2005.

Other departmental expense increased 9.3% to $2.2 million for the six months ended June 30, 2006 compared to $2.0 million for the six months ended June 30, 2005, primarily due to the Company now operating the Mondrian gift shop.

Hotel selling, general and administrative expense increased 5.5% to $26.8 million for the six months ended June 30, 2006 compared to $25.4 million for the six months ended June 30, 2005 primarily due to increased marketing, utility and repair and maintenance costs.

Property taxes, insurance and other expense increased 29.1% to $7.8 million for the six months ended June 30, 2006 compared to $6.1 million for the six months ended June 30, 2005, due to increases in property insurance premiums which have been prevalent throughout the industry, and increases in real estate taxes for Hudson and Clift, which were the result of valuation reassessments on both properties.

Stock-based compensation of $3.2 million was recognized for the six months ended June 30, 2006 compared to $0 for the six months ended June 30, 2005. In connection with the completion of our initial public offering, the board of directors of the Company adopted a stock incentive plan which provides for the issuance of stock-based incentive awards, including incentive stock options, non-qualified stock options, stock appreciation rights, shares of common stock of the Company, including restricted stock, and other equity-based awards, including LTIP Units or any combination of the foregoing. The Company has expensed granted stock-based compensation ratably over the vesting period in accordance with SFAS No. 123.

Other corporate expenses increased $1.1 million to $9.4 million for the six months ended June 30, 2006 compared to $8.3 million for the six months ended June 30, 2005. This increase is due primarily to increased costs of being a public company such as directors’ and officers’ insurance and board of directors fees.

Depreciation and amortization decreased 20.6% to $10.7 million for the six months ended June 30, 2006 compared to $13.5 million for the six months ended June 30, 2005. Many of our assets, including furniture, fixtures and equipment, are depreciated over five years, and a portion of these assets became fully depreciated during 2005.

Interest Expense, net.   Interest expense, net decreased 48.0% to $23.0 million for the six months ended June 30, 2006 compared to $44.2 million for the six months ended June 30, 2005. The $21.2 million decrease in interest expense, net was due to:

•       decreased interest expense of $12.2 million resulting from the February 2006 payoff of mortgage and mezzanine debt secured by five of our wholly-owned hotels as part of the Formation and Structuring Transactions;

•       decreased amortization of deferred financing costs of $8.6 million due to the February 2006 payoff of mortgage and mezzanine debt secured by five of our wholly-owned hotels as part of the Formation and Structuring Transactions;

•       an increase in the value of the interest rate cap of $3.7 million on the 5 Hotel Debt, which does not qualify for hedge accounting treatment under SFAS No. 133 and therefore the change in fair value is booked through interest expense. This interest rate cap agreement commenced in June 2005; and

•       a decrease in the interest expense of $0.9 million recognized on the preferred equity in Clift due NorthStar and related accrued interest which was fully paid off in February 2006 with proceeds from the IPO.

Partly offsetting the above decreases in interest expense, net was a write-off of deferred loan fees of $4.4 million resulting from the February 2006 payoff of debt.

Equity in loss of unconsolidated joint ventures decreased 95.8% to $0.1 million for the six months ended June 30, 2006 compared to $3.0 million for the six months ended June 30, 2005. The loss we recorded in the six months ended June 30, 2006 related to our joint venture which owns the two hotels in London was $2.7 million less than the loss recorded for the same period in 2005. This is primarily due to the recovery of the London market from the terrorist attacks which occurred in July 2005. RevPAR at our London hotels rose by 8.4% in U.S. dollars and 13.5% in local currency.

The components of RevPAR from the Joint Venture Hotels for the six months ended June 30, 2006 and 2005 are summarized as follows:

	Year to Date
	June 30, 2006	June 30, 2005	Change ($)	Change (%)
Occupancy	74.6%	72.1%	—	3.5%
ADR	$393	$383	10	2.6%
RevPAR	$293	$276	$17	6.1%

Other non-operating (income) expense of $0.4 million was recognized for the six months ended June 30, 2006 as compared to income of $0.9 million for the six months ended June 30, 2005. For the six months ended June 30, 2005, the other non-operating income relates to a gain on the sale of Hudson tax credits, which credits expired in December 2005. For the six months ended June 30, 2006, the expense is primarily to due to expenses incurred in connection with the Shore Club litigation discussed in Note 7 of the consolidated/combined financial statements.

Income tax expense was $12.8 million for the six months ended June 30, 2006 compared to $0.4 million for the six months ended June 30, 2005 due primarily to the recording of a deferred tax liability as a result of difference in basis of assets and liabilities as part of the Formation and Structuring Transaction.

Liquidity and Capital Resources

The Company’s cash flow and existing cash and cash reserves should be sufficient to fund its working capital needs and renovation plans. The Company intends to finance future acquisitions with equity partners and non-recourse mortgage debt. Furthermore, the Company plans to fund its equity component in new acquisitions with cash flow from operations, proceeds from the Company’s recent issuance of trust preferred securities and borrowings under its revolving credit line. Consistent with the Company’s capital investment strategy, the Company may consider accessing the significant equity in its existing hotels to finance further growth.

We believe that these sources of capital will be available to us in the future to fund our long-term liquidity requirements. However, there are certain factors that may have a material adverse effect on our access to these capital sources. Our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by existing lenders. See “Capital Expenditures and Reserve Funds”.

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

Our short-term liquidity requirements include $2.8 million to fund the Chevron put and working capital to fund our reserve accounts. Our reserve accounts consist of restricted cash that is swept by our lenders beginning on the ninth day of each month to fund monthly debt service payments, property, sales and occupancy taxes and insurance premiums of our hotels. After funding these reserve accounts, we fund operating expenses and our furniture, fixtures and equipment reserve (approximately 4% of total revenues).

We plan to renovate several of our existing hotel properties over the next two years at an estimated cost of between $50.0 million and $60.0 million. We anticipate spending $15.0 million to $17.0 million in 2006 which consists of the renovations of the newly acquired Mondrian Scottsdale and the Delano. The 2006 renovation amounts will be funded by cash reserves and the additional capacity under the Mondrian Scottsdale loan.

In connection with the Company’s acquisition of the Hard Rock Hotel & Casino in Las Vegas and related assets, the Company posted a deposit which is non-refundable under certain circumstances, of $50.0 million in May 2006. Also related to the acquisition of the Hard Rock Hotel & Casino, the Company paid $11.5 million in fees to obtain a commitment from an affiliate of Credit Suisse for a $700 million credit facility to fund the acquisitions. The Company is actively seeking to bring in a joint venture partner or partners to share in the ownership of the assets associated with the transactions. The closing of the transactions is expected to occur at the end of 2006 but no later than the first quarter of 2007 and is subject to regulatory approvals and other customary conditions.

In connection with our joint venture with Boyd Gaming Corporation (“Boyd”), we have agreed to contribute a total of $97.5 million to the joint venture once non-recourse project financing has been obtained (which we expect to obtain by June 30, 2008). Under our agreements, we expect to contribute to the joint venture $15.0 million to $17.5 million of the $97.5 million as part of predevelopment costs during 2006 and 2007, with approximately half of such amounts to be paid in 2006 and the first quarter of 2007 and the other half to be paid in the second quarter of 2007. Additionally, we are required to make a $30.0 million deposit to Boyd upon consummation of the Hard Rock Hotel & Casino transaction which will be applied toward our capital contributions.

Our long-term liquidity requirements consist primarily of funds necessary to pay for scheduled debt maturities, renovations, expansions and other non-recurring capital expenditures that need to be made periodically to our properties, and the costs associated with acquisitions of properties under contract and new acquisitions that we may pursue. Our long-term liquidity requirements are also affected by a potential liability to a designer for which we have accrued $6.4 million and the phase-out from July 2008 through July 2012 of approximately $2.9 million in annual benefits resulting from the property tax abatement at Hudson.

On August 2006, the Company entered into a 50/50 joint venture (the “Venture”) with an affiliate of Hudson Capital. The Venture will renovate and convert an apartment building on Biscayne Bay in South Beach Miami into a hotel operated under the Company’s Mondrian brand. The Company will operate Mondrian South Beach under a long-term incentive management contract. The Venture has acquired the existing building and land for a gross purchase price of $110.0 million. An initial equity investment of $15.0 million from each of MHG and Hudson Capital was funded at closing. Additionally, the Venture has received financing of approximately $124.0 million at a rate of LIBOR plus 300 basis points. This loan matures in August 2009. The Venture expects to spend approximately $60.0 million on renovations.

Also in August 2006, our newly established subsidiary, MHG Capital Trust I, issued, in a private placement, $50 million of trust preferred securities. The sole assets of the trust consist of $50.1 million  of junior subordinated notes due October 30, 2036 issued by our operating partnership and guaranteed by us. The proceeds of the issuance of the notes was used by the Company to repay the Company’s existing credit line and to fund the equity contribution on Mondrian South Beach with the remainder available for general corporate purposes.

Operating Activities.   Net cash provided by operating activities was $14.4 million for the six months ended June 30, 2006 compared to $7.8 million for the six months ended June 30, 2005. The increase is primarily due to lower interest costs.

Investing Activities.   Net cash used in investing activities amounted to $106.7 million for the six months ended June 30, 2006 compared to $14.1 million for the six months ended June 30, 2005. The increase in cash used in investing activities primarily relates to the acquisition of the Mondrian Scottsdale for $47.8 million and the deposit on the purchase of the Hard Rock Hotel & Casino of $50.0 million.

Financing Activities.   Net cash provided by financing activities amounted to $84.6 million for the six months ended June 30, 2006 compared $17.0 million for the six months ended June 30, 2005. In February 2006 and concurrent with the completion of our initial public offering, the Company paid down $294.2 million of long-term debt which included outstanding principal and interest (see Note 5 of the consolidated/combined financial statements), paid in full the preferred equity in Clift due to a related party of $11.4 million, which included outstanding interest, distributed $19.5 million to related parties and entered into an $80.0 million term loan which matures in 2009. We anticipate that the pay down of this indebtedness will result in savings on interest expense and increased cash flow in future periods. Also, during the second quarter of 2006, we borrowed $35.0 million of debt to purchase the Mondrian Scottsdale, drew $20.0 million on our credit facility and paid $11.5 million in fees to the lender related to the purchase of the Hard Rock Hotel & Casino.

Debt

5 Hotel Debt.   Our debt consists primarily of mortgage notes payable in the amount of $285.0 million as of June 30, 2006 secured by five hotels (the “5 Hotel Debt”). The 5 Hotel Debt bears interest at a blended rate of the 30-day LIBOR rate (5.5% at June 30, 2006) plus 100 basis points. The 5 Hotel Debt matures in June 2010.

In connection with the completion our initial public offering in February 2006, we repaid all of the mezzanine debt and $192.4 million of our mortgage debt collateralized by the five hotels as described above. There were no prepayment fees associated with the portion of the debt we repaid.

Furthermore, the Company has an interest rate cap at 4.25% for the notional amount of the $580.0 million related to the original mortgage amount of the 5 Hotel Debt through July 2007, and entered into a forward swap that will effectively cap or fix the interest rate on a notional amount of $285.0 million at 5.04% from July 2007 through July 2010.

The 5 Hotel Debt contains certain covenants including debt service coverage requirements. The debt service coverage covenant requires that the adjusted net cash flow of the hotels, as defined, must not be less than 1.05 times the debt balance multiplied by an imputed interest rate of 8.68%. The debt service coverage ratio increases each year, reaching 1.15 in July 2009. As of June 30, 2006 we are in compliance with the debt service coverage covenants.

Credit Facility and Term Loan.   Concurrent with our initial public offering in February 2006, our operating company, Morgans Group LLC, entered into a three-year revolving credit facility of $125.0 million, with an option to add one or more incremental revolving loan facilities of up to $25.0 million. The credit facility will be available to us on a revolving basis for general corporate purposes, including acquisitions. As of June 30, 2006, $20.0 million is outstanding on this credit facility.

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

The interest rate per annum applicable to the loans is a fluctuating rate of interest measured by reference to, at our election, either adjusted LIBOR or an alternative base rate, plus a borrowing margin. Alternative base rate loans will have an initial borrowing margin of 1.0%. Adjusted LIBOR loans will have an initial borrowing margin of 2.0%. If we have not provided the requested pledges referred to above by April 1, 2006, the margin on alternative base rate loans and adjusted LIBOR loans will increase by 1.5% until we provide the requested pledges. As of August 11, 2006, we have not received the requested pledges.

The revolving credit facility was initially drawn in May 2006. If that facility were fully drawn, an increase of 1.5% on our revolving credit facility would increase our annual interest expense by approximately $1.9 million. After the full first quarter after the closing of the revolving credit facility, the borrowing margins under the revolving credit facility may vary depending on our total leverage ratio.

The facilities require us to maintain for each four-quarter period an adjusted debt to adjusted EBITDA ratio of no more than 6.5x, an adjusted EBITDA to fixed charges ratio of no less than 2.0x, and a senior secured indebtedness to adjusted EBITDA ratio of not more than 5.0x. The facilities contain a covenant prohibiting us from paying dividends on our common stock. The Company was in compliance with its covenants as of June 30, 2006.

Notes to a Subsidiary Trust Issuing Preferred Securities.   In August 2006, our newly created subsidiary, MHG Capital Trust I, (the “Trust”) issued, in a private placement, $50 million of trust preferred securities. The sole assets of the Trust consist of $50.1 million of junior subordinated notes (the “Notes”) due October 30, 2036 issued by our operating partnership and guaranteed by us. The proceeds of the issuance of the Notes was used to repay the Company’s existing credit line and to fund the equity contribution on Mondrian South Beach with the remainder available for general corporate purposes. These trust preferred securities and the Notes both have a 30-year term, ending October 30, 2036, and bear interest at a fixed rate of 8.68% for the first ten years, ending October 2016, and thereafter will bear interest at a floating rate based on the three-month LIBOR plus 3.25%. These securities are redeemable by the Trust at par beginning on October 30, 2011.

The Note agreement requires that the Company maintain a fixed charge coverage ratio, as defined, of 1.4 to 1.0 and prohibits the Company from issuing subordinate debt through February 4, 2007.

Seasonality

The hospitality business is seasonal in nature and we experience some seasonality in our business. For example, our New York hotels are strongest in the fourth quarter. Quarterly revenues also may be adversely affected by events beyond our control, such as extreme weather conditions, terrorist attacks or alerts, natural disasters, airline strikes, economic factors and other considerations affecting travel.

To the extent that cash flows from operations are insufficient during any quarter, due to temporary or seasonal fluctuations in revenues, we may have to enter into additional short-term borrowings to meet cash requirements.

Capital Expenditures and Reserve Funds

We are obligated to maintain reserve funds for capital expenditures at our hotels as determined pursuant to our debt and lease agreements. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. Our debt and lease agreements require us to reserve funds at amounts equal to 4% of the hotel’s revenues and require the funds to be set aside in restricted cash. In addition, the restaurant joint ventures require the ventures to set aside restricted cash of between 2% to 4% of gross revenues of the restaurant. As of June 30, 2006, $7.7 million was available in restricted cash reserves for future capital expenditures. In addition, under our existing loan agreements, as of June 30, 2006, we had funded a $16.2 million reserve for major capital improvements and are obligated to fund an additional $1.0 million in each of the subsequent 12-month periods commencing June 30, 2006.

We plan to renovate several of our hotel properties over the next two years at an estimated cost of between $50.0 million to $60.0 million, including the renovation of the newly acquired Mondrian Scottsdale and the extension of Delano. We also expect to spend additional amounts during 2006 and 2007 on pre-development of Delano Las Vegas and Mondrian Las Vegas ($15.0 million to $17.5 million). The majority of our capital expenditures at our existing hotels are expected to be funded from our restricted cash and reserve accounts and the additional capacity under the Scottsdale Mondrian loan. Our capital expenditures could increase if we decide to acquire, renovate or develop hotels or additional space at existing hotels.

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

On February 22, 2006, subsequent to our initial public offering, we entered in to an interest rate forward starting swap that effectively fixes the interest rate on the remaining $285.0 million of debt secured by the 5 Hotel Debt from June 2007 through the extended maturity date in June 2010. This derivative qualifies for hedge accounting treatment per SFAS No. 133 and accordingly, the change in fair value of this instrument is recognized in other comprehensive income.

Off-Balance Sheet Arrangements

We own interests in two hotels through a 50/50 joint venture known as Morgans Hotel Group Europe Limited with Thayer Group Limited, a wholly owned subsidiary of Lehman Brothers (“Lehman”).

Morgans Hotel Group Europe Limited owns two hotels located in London, England, St Martins Lane, a 204-room hotel, and Sanderson, a 150-room hotel. Net income or loss and cash distributions or contributions are allocated to the partners in accordance with ownership interests. At June 30, 2006, our book investment in Morgans Hotel Group Europe Limited was $8.1 million. We account for this investment under the equity method of accounting. Our equity in income or loss of the joint venture amounted to income of $0.2 million and loss of $1.20 million for the three months ended June 30, 2006 and 2005, respectively, and loss of $0.1 million and loss of $3.0 million for the six months ended June 30, 2006 and 2005, respectively.

Under a management agreement with Morgans Hotel Group Europe Limited, we earn management fees and a reimbursement for allocable chain service and technical service expenses. The management fees are equal to 4.0% of total hotel revenues, including food and beverage, the reimbursement of allocable chain expenses are currently recovered at approximately 2.5% of hotel revenues excluding food and beverage and the technical services fees are a recovery of project specific costs. We also are entitled to an incentive management fee and a capital incentive fee. We did not earn any incentive fees during the six months ended June 30, 2006 and 2005.

Related Party Transactions

We have in the past engaged in and currently engage in a number of transactions with related parties. Please see Note 8 in the consolidated/combined financial statements for a discussion of these transactions with related parties.

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

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Some of our outstanding debt has a variable interest rate. As described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Derivative Financial Instruments” above, we use some derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of June 30, 2006, our total outstanding debt, including capitalized lease obligations, was approximately $514.5 million, of which approximately $420.0 million, or 81.6%, was variable rate debt. Our agreement caps LIBOR at 4.25% and expires in July 2007. At June 30, 2006, the LIBOR rate was 5.5%, thereby making our cap in the money. An increase or a decrease in market rates of interest of 1.0%, or 100 basis points, will not impact our variable rate debt interest expense. If market rates of interest increase by 1.0%, or approximately 100 basis points, the fair value of our fixed rate debt would decrease by approximately $9.5 million. If market rates of interest decrease by 1.0%, or approximately 100 basis points, the fair value of our fixed rate debt would increase by $12.4 million.

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

Item 4.                        Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on management’s evaluation, including the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures (as defined in Exchange Act Rules 13-15(e) and 15d-15(e)) are effective as of June 30, 2006. There has been no change to our internal control over financial reporting during the quarter ended June 30, 2006 identified in connection with this evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                        Legal Proceedings.

Shore Club Litigation—New York State Action

The Company is currently involved in litigation regarding the management of Shore Club. In 2002, the Company, through a wholly-owned subsidiary, invested in Shore Club and the Company’s management company, MHG Management Company, took over management of the property. The management agreement expires in 2022. For the year ended December 31, 2002 (reflecting six months of data based on information provided to us and not generated by us and six months of operations after MHG Management Company took over management of Shore Club in July 2002), Shore Club had an operating loss plus depreciation of ($3.7 million), and its owner, Philips South Beach LLC, was in dispute with its investors and lenders. After the Company took over management of the property, the financial performance improved and Shore Club had operating income plus depreciation of $9.8 million in 2004. The Company believes this improvement was the direct result of our repositioning and operation of the hotel. This improved performance has continued. Operating income plus depreciation for the three months ended June 30, 2006 and six months ended June 30, 2006 was $2.8 million and $7.5 million, respectively. In addition, during the fourth quarter of 2005, the debt on the hotel was refinanced.

On January 17, 2006, Philips South Beach LLC filed a lawsuit in New York state court against MHG Management Company and other entities. The lawsuit alleges, among other things, (i) that MHG Management Company engaged in fraudulent or willful misconduct with respect to Shore Club entitling Philips South Beach LLC to terminate the Shore Club management agreement without the payment of a termination fee to us, (ii) breach of fiduciary duty by MHG Management Company, (iii) tortious interference with business relations by redirecting guests and events from Shore Club to Delano, (iv) misuse of free and complimentary rooms at Shore Club, and (v) misappropriation of confidential business information. The allegations include that the Company took actions to benefit Delano at the expense of Shore Club, billed Shore Club for expenses that had already been billed by the Company as part of chain expenses, misused barter agreements to obtain benefits for the Company’s employees, and failed to collect certain rent and taxes from retail tenants. The lawsuit also asserts that the Company falsified or omitted information in monthly management reports related to the alleged actions. Ian Schrager, founder of the Predecessor, W. Edward Scheetz, President and Chief Executive Officer of the Company, and David T. Hamamoto, chairman of the Board of Directors of the Company, are also named as defendants in the lawsuit.

The remedies sought by Philips South Beach LLC include (a) termination of the management agreement without the payment of a termination fee to us, (b) recovery of all previously paid management fees, (c) a full accounting of all of the affairs of Shore Club from the inception of the management agreement, (d) at least $5.0 million in compensatory damages and (e) at least $10.0 million in punitive damages and attorneys’ fees.

The Company believes that it has abided by the terms of the management agreement. The Company believes that Philips South Beach LLC has filed the lawsuit as part of a strategy to pressure us to renegotiate our management agreement with respect to the Shore Club.

On August 1, 2006, the judge granted our motion to dismiss Philips South Beach LLC’s causes of action for breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, breach of good faith and fair dealing, and unjust enrichment. The judge also struck all claims for punitive damages. Philips South Beach LLC has the right to appeal.

The Company intends to continue to pursue this litigation vigorously. Although we cannot predict the outcome of this litigation, on the basis of current information, we do not expect that the outcome of this litigation will have a material adverse effect on our financial condition, results of operations or liquidity.

Shore Club Litigation—Florida State Action

On April 17, 2006, MHG Management Company and a related subsidiary of the Company filed a lawsuit in Florida state court against Philip Pilevsky and individuals and entities associated with Mr. Pilevsky (the “Pilevsky parties”), charging them with tortious interference with the 20-year exclusive management agreement that MHG Management Company holds for Shore Club, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and tortious interference with actual and prospective business and economic relations, all as part of defendants’ attempt to break or renegotiate the terms of the management agreement.

The Pilevsky parties began what the lawsuit terms “a campaign to sabotage and destabilize the Company’s management” of Shore Club, including the filing of three lawsuits against the Company and its related entities that falsely accuse the Company of engaging in fraudulent misconduct, among other things.

On July 13, 2006, the judge issued an order denying defendants’ motion to stay and for a protective order based on the pendency of the Shore Club litigation in New York. Defendants have moved to dismiss on jurisdictional and substantive grounds.

Century Operating Associates Litigation

On March 23, 2006, Century Operating Associates filed a lawsuit in New York state court naming several defendants, including the Company, Morgans Hotel Group LLC, and Messrs. Scheetz and Hamamoto. The lawsuit alleges breach of contract, breach of fiduciary duty and a fraudulent conveyance in connection with the structuring transactions that were part of the Company’s initial public offering. In particular, the lawsuit alleges that the transactions constituted a fraudulent conveyance of the assets of Morgans Hotel Group LLC, in which Century Operating Associates allegedly has a non-voting membership interest, to the Company. The plaintiff claims that the defendants knowingly and intentionally structured and participated in the transactions in a manner designed to leave Morgans Hotel Group LLC without any ability to satisfy its obligations to Century Operating Associates.

The remedies sought by Century Operating Associates include (a) Century Operating Associates’ distributive share of the initial public offering proceeds and (b) at least $12.1 million in compensatory and punitive damages and attorneys’ fees.

On July 6, 2006, the judge granted the Company’s motion to dismiss it from the case. Century Operating Associates has the right to appeal.

The Company intends to continue to pursue this litigation vigorously. Although we cannot predict the outcome of this litigation, not the basis of current information, we do not expect that the outcome of this litigation will have a material adverse effect on our financial condition, results of operations or liquidity.

Other Litigation

The Company is involved in various lawsuits and administrative actions in the normal course of business. In management’s opinion, disposition of these lawsuits is not expected to have a material adverse effect on the Company’s financial positions, results of operations or liquidity.

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

On May 11, 2006, the Company and its wholly-owned subsidiary, MHG HR Acquisition Corp. agreed to acquire the Hard Rock Hotel & Casino in Las Vegas and related assets. The aggregate consideration for the transaction is $770.0 million. In connection with the transaction, the Company was required to post a non-refundable deposit of $50.0 million, which deposit is non-refundable under certain circumstances and was funded with cash on hand and the Company’s corporate line of credit. The Company expects that over time the transaction will yield benefits to the Company such that the transaction will ultimately be accretive to EBITDA. However, there can be no assurance that the increase in EBITDA and the other benefits of the merger that are expected in the longer term will be achieved. In order to achieve increases in EBITDA and other benefits as a result of the acquisition, the Company will, among other things, need to successfully integrate the operations of the Hard Rock into the Company’s operations.

Additionally, the transaction is highly leveraged and the Company currently has substantial debt. The Company intends to enter into a joint venture with a partner to share in the investment in the Hard Rock transaction, however, there can be no assurance the Company will be successful in finding a joint venture partner or in consummating such a joint venture.

Since the Company will not be a Nevada-licensed gaming operator at closing, it will be required by Nevada law to lease the casino to a casino operator on market terms, and the Company is prohibited from participating in casino revenue until it obtains a gaming license. The Company has initiated discussions with several licensed gaming operators and has entered into a non-binding Letter of Intent with Golden Gaming, Inc. that contemplates that Golden Gaming will provide general management services for all gaming and related activities within the Hard Rock Hotel & Casino for a period of up to two years. However, there can be no assurance that the Company will be able to come to an agreement with a licensed gaming operator by February 11, 2007 (the outside closing date in the Agreement and Plan of Merger). Since obtaining the required gaming approval or entering into a lease arrangement with a licensed gaming operator is a condition to the closing of the transaction, the Company’s failure to obtain such approval or enter into such leasing arrangement would be deemed a breach of the Agreement and Plan of Merger, which breach would result in the Company’s forfeit of its $50.0 million deposit and the acquisition would not be consummated.

The Hard Rock transaction represents the Company’s third planned offering in Las Vegas, including the Company’s 50/50 joint venture with Boyd Gaming Corporation to develop Delano Las Vegas and Mondrian Las Vegas. Although the Las Vegas market is the largest hotel market in the United States, a number of other states have legalized casino gaming and other forms of gambling. A number of states have also negotiated contracts with Indian tribes under the U.S. Indian Gaming Regulatory Act of 1988 that permits gaming on Indian lands. These additional gaming venues create alternative destinations for gamblers and tourists who might otherwise visit Las Vegas. These gaming venues could have an adverse effect on the Las Vegas economy and on our properties in the Las Vegas area. With three hotel offerings in that Las Vegas, the Company a decline in Las Vegas tourism may have an adverse impact on the Company’s results of operations.

The Hard Rock transaction also impacts the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, particularly including the following:

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

None.

Item 3.                        Defaults Upon Senior Securities.

None.

Item 4.                        Submission of Matters to a Vote of Security Holders.

None.

Item 5.                        Other Information.

Acquisition of Mondrian South Beach

On August 8, 2006, Mondrian Miami Investment LLC, a Delaware limited liability company and a wholly-owned subsidiary of Morgans Group LLC (“Morgans Group”), entered into an operating agreement to form a 50/50 joint venture with an affiliate of Hudson Capital (the “Venture”) that acquired an existing apartment building and land for a gross purchase price of $110 million in cash (the “Acquisition”). The property is located on Biscayne Bay in South Beach (Miami) and will consist of approximately 342 units comprised of studios, one and two-bedroom units, and four penthouse suites (the

“Property”). The Venture expects to spend approximately $60 million on renovations. The Property will be operated by an affiliate of the Company under a long-term incentive management agreement.

The Acquisition was financed by an initial equity investment of $15 million from each of the joint venture partners and financing of $124 million to be provided by Eurohypo AG, New York Branch (“Eurohypo”). The Venture entered into a loan agreement (the “Loan Agreement”) pursuant to which Eurohypo agreed to provide the Venture with up to $124 million of mortgage financing (the “Financing”), secured by the Property. The loan bears interest at a fixed rate equal to the London Interbank Borrowing Rate (“LIBOR”) plus 300 basis points. We have currently drawn down $85.3 million of the funds available as a result of the Financing. The remaining proceeds of the Financing will be used for renovations to and the conversion of the Property.

The Loan Agreement contains various customary covenants and other requirements. The loan matures on August 1, 2009. We are required to make monthly payments of interest only for the term of the Loan Agreement, however, commencing on September 30, 2006, the Venture shall pay 100% of the net operating cash flow of the Property to Eurohypo, which payments shall be applied to reduce the outstanding principal balance of the Financing. The Loan Agreement contains customary events of default. The Financing is non-recourse other than for certain customary exclusions.

Item 6.                        Exhibits.

Exhibit No.	Description of Exhibit
10.1	Operating Agreement of 1100 West Holdings, LLC dated August 8, 2006
10.2	Loan Agreement, dated as of August 8, 2006, between 1100 West Properties, LLC, the Lenders party thereto, and Eurohypo AG, New York Branch
10.3	Purchase and Sale Agreement, dated as of August 8, 2006, between 1100 West Properties, LLC and 1100 West Realty, LLC
10.4	Hotel Management Agreement, dated as of August 8, 2006, between 1100 West Properties, LLC and Morgans Hotel Group Management LLC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

August 11, 2006	MORGANS HOTEL GROUP CO.
	BY:	/s/ W. EDWARD SCHEETZ

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

August 11, 2006	MORGANS HOTEL GROUP CO.
	BY:	/s/ RICHARD SZYMANSKI