Form 10-Q
period 2006-09-30
Morgans Hotel Group Co.
filed 2006-11-09
CIK 1342126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of November 9, 2006 was 33,500,000.

* The registrant became subject to the Securities Exchange Act of 1934 on February 13, 2006.

MORGANS HOTEL GROUP CO.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements (Unaudited)

Morgans Hotel Group Co. and Predecessor

Consolidated/Combined Balance Sheets

(in thousands, except share data)

(unaudited)

	Morgans Hotel Group Co.	The Predecessor
	September 30,	December 31,
	2006	2005
Assets
Property and equipment, net	$489,273	$426,927
Goodwill	73,698	73,698
Investments in and advances to unconsolidated joint ventures	26,999	7,529
Cash and cash equivalents	29,975	21,835
Restricted cash	32,157	32,754
Accounts receivable, net	9,553	7,530
Related party receivables	3,226	3,037
Prepaid expenses and other assets	7,876	12,687
Escrows and deferred fees—Hard Rock purchase	61,500	—
Other, net	22,171	20,278
Total assets	$756,428	$606,275
Liabilities and Stockholders’ Equity/Net Assets (Deficit)
Long term debt and capital lease obligations	$546,488	$659,632
Accounts payable and accrued liabilities	38,026	32,309
Deferred income taxes	8,124	—
Other liabilities	17,376	23,751
Total liabilities	610,014	715,692
Minority interest	20,203	1,156
Commitments and contingencies
Common stock, $.01 par value; 200,000,000 shares authorized 33,500,000 shares issued and outstanding at September 30, 2006	335	—
Additional paid-in capital	136,451	—
Comprehensive loss	(1,694)	—
Accumulated deficit	(8,881)	(110,573)
Stockholders’ equity/net assets (deficit)	126,211	(110,573)
Total liabilities and stockholders’ equity/net assets (deficit)	$756,428	$606,275

Morgans Hotel Group Co. and Predecessor

Consolidated/Combined Statements of Operations and
Comprehensive Loss

(in thousands, except share data)

(unaudited)

	Morgans Hotel Group Co. Three months ended September 30, 2006	The Predecessor Three months ended September 30, 2005	Morgans Hotel Group Co. Period from February 17, 2006 to September 30, 2006	The Predecessor Period from January 1, 2006 to February 16, 2006	The Predecessor Nine months ending September 30, 2005
Revenues
Rooms	$40,082	$36,567	$102,210	$17,742	$110,853
Food and beverage	21,333	20,539	55,032	11,135	64,037
Other hotel	2,540	2,795	7,136	1,645	8,558
Total hotel revenues	63,955	59,901	164,378	30,522	183,448
Management fee-related parties	1,974	1,977	5,323	1,022	6,798
Total revenues	65,929	61,878	169,701	31,544	190,246
Operating Costs and Expenses
Rooms	10,909	9,948	26,446	5,098	29,368
Food and beverage	14,799	13,034	35,500	7,494	40,271
Other departmental	926	1,029	2,481	619	3,017
Hotel selling, general and administrative	13,826	12,744	33,738	6,841	38,096
Property taxes, insurance and other	3,852	3,443	9,676	2,024	9,525
Total hotel operating expenses	44,312	40,198	107,841	22,076	120,277
Corporate general and administrative
Stock based compensation	2,133	—	5,294	—	—
Other	4,587	4,122	11,326	2,611	12,379
Depreciation and amortization	4,563	6,749	12,293	3,030	20,295
Total operating costs and expenses	55,595	51,069	136,754	27,717	152,951
Operating income	10,334	10,809	32,947	3,827	37,295
Interest expense, net	12,584	15,301	29,000	6,537	59,458
Equity in (income) loss of unconsolidated joint ventures	(1,621)	1,527	(2,107)	614	4,569
Minority interest in joint ventures	594	821	2,611	568	3,138
Other non-operating (income) expenses	299	(433)	653	—	(1,298)
Income (loss) before income tax expense and minority interest	(1,522)	(6,407)	2,790	(3,892)	(28,572)
Income tax (benefit) provision	(759)	172	11,974	90	574
Loss before minority interest	(763)	(6,579)	(9,184)	(3,982)	(29,146)
Minority interest	(59)	—	(303)	—	—
Net loss	(704)	(6,579)	(8,881)	(3,982)	(29,146)
Other comprehensive income (loss)
Unrealized loss on interest rate swap	(3,464)	—	(1,694)	—	—
Foreign currency translation gain (loss)	31	(77)	—	—	(488)
Comprehensive loss	$(4,137)	$(6,656)	$(10,575)	$(3,982)	$(29,634)
Income (loss) per share:
Basic and diluted	$(0.02)		$(0.27)
Weighted average number of common shares outstanding:
Basic and diluted	33,500		33,500

Morgans Hotel Group Co. and Predecessor

Consolidated/Combined Statements of Net Assets (Deficit)
and Stockholders’ Equity

(in thousands)

(unaudited)

	Shares	Common Stock	Additional paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Net Assets (deficit)	Total Equity
The Predecessor
Balance, January 1, 2006						$(110,573)	$(110,573)
Contributions						3,738	3,738
Distributions						(968)	(968)
Net Loss						(3,982)	(3,982)
Balance, February 16, 2006	—	$—	$—	$—	$—	(111,785)	$(111,785)
The Company
Contribution of net assets (deficit) to the Company	18,500	185	(111,970)	—	—	111,785	—
Adjustment to record minority interest	—	—	(20,000)	—	—	—	(20,000)
Net proceeds from initial public offering	15,000	150	272,627	—	—	—	272,777
Distributions to Former Parent	—	—	(9,500)	—	—	—	(9,500)
Net loss	—	—	—	—	(8,881)	—	(8,881)
Interest rate swap agreement	—	—	—	(1,694)	—	—	(1,694)
Amortization of stock based compensation	—	—	5,294	—	—	—	5,294
Balance, September 30, 2006	33,500	$335	$136,451	$(1,694)	$(8,881)	$—	$126,211

Morgans Hotel Group Co. and Predecessor
Consolidated/Combined Statements of Cash Flows
(in thousands)
(unaudited)

	Morgans Hotel Group Co. Period from February 17, 2006 to September 30, 2006	The Predecessor Period from January 1, 2006 to February 16, 2006	The Predecessor Period from January 1, 2005 to September 30, 2005
Cash flows from operating activities
Net loss	$(8,881)	$(3,982)	$(29,146)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	11,915	2,911	19,820
Amortization of other costs	378	119	475
Amortization of deferred financing costs	6,854	1,214	13,562
Stock based compensation	5,294	—	—
Equity in (income) losses from unconsolidated joint ventures	(2,107)	614	4,569
Gain on tax credits	—	—	(1,298)
Deferred income taxes	8,124	—	—
Change in value of interest rate caps and swaps, net	(177)	(1,655)	—
Minority interest	(221)	(733)	(5)
Changes in assets and liabilities:
Accounts receivable, net	(1,855)	(168)	(1,852)
Related party receivables	(81)	(108)	798
Restricted cash	6,525	(2,080)	(312)
Prepaid expenses and other assets	(816)	1,127	(1,062)
Accounts payable and accrued liabilities	8,365	(2,082)	208
Other liabilities	(2,742)	408	2,085
Net cash provided by (used in) operating activities	30,575	(4,415)	9,966
Cash flows from investing activities
Additions to property and equipment	(56,770)	(5,091)	(3,535)
Deposit on Hard Rock purchase	(50,000)	—	—
Deposits into capital improvement escrows, net	(3,802)	(45)	(10,079)
Distributions from unconsolidated joint ventures	33	—	315
Investment in unconsolidated joint ventures	(18,008)	(2)	(10,174)
Net cash used in investing activities	(128,547)	(5,138)	(23,473)
Cash flows from financing activities
Proceeds from long term debt	220,990	—	580,000
Payments on long term debt and capital lease obligations	(344,729)	(214)	(471,010)
Payments on Clift Preferred Equity	(11,393)	—	—
Contributions	—	3,738	13,624
Distributions	(9,500)	(968)	(83,238)
Proceeds from issuance of common stock, net of costs	272,777	—	—
Deposit on financing of Hard Rock purchase	(11,500)	—	—
Financing costs	(3,536)	—	(15,036)
Net cash provided by financing activities	113,109	2,556	24,340
Net increase (decrease) cash and cash equivalents	15,137	(6,997)	10,833
Cash and cash equivalents, beginning of period	14,838	21,835	12,915
Cash and cash equivalents, end of period	$29,975	$14,838	$23,748
Supplemental disclosure of cash flow information
Cash paid for interest	$24,534	$6,521	$46,599

Cash paid for taxes	$382	$213	$617

Morgans Hotel Group Co. and Predecessor

Notes to Unaudited Consolidated/Combined Financial Statements

1.   Organization and Formation Structuring Transactions

Morgans Hotel Group Co. (the “Company”) was incorporated on October 19, 2005 as a Delaware corporation to complete an initial public offering (“IPO”) that was part of the formation and structuring transactions described below (the “Formation and Structuring Transactions”). The Company owns, manages and invests in hotel properties.

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

On February 17, 2006, the Company completed its IPO. The Company issued 15,000,000 shares at $20 per share resulting in estimated net proceeds to the Company of approximately $272.8 million after underwriters’ discounts and estimated offering expenses. On February 17, 2006, the Company repaid $294.2 million of long term debt which included principal and interest (see Note 5), paid in full the preferred equity in Clift due a related party of $11.4 million, which included outstanding interest (see Note 4) and distributed $9.5 million to shareholders. Concurrent with the closing of the IPO, the Company borrowed $80.0 million under a new three-year term loan.

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

(1)          Wholly-owned hotels.

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

Recent Transactions

Echelon Las Vegas.   On January 3, 2006, the Company entered into a limited liability company agreement with Echelon Resorts Corporation (“Echelon”), a subsidiary of Boyd Gaming Corporation, through which it will develop, as 50/50 owners, Delano Las Vegas and Mondrian Las Vegas, both of which are expected to open in 2010. After certain milestones in the joint venture development process have been met, the Company is expected to contribute approximately $97.5 million in cash and Echelon will contribute approximately 6.5 acres of land to the joint venture. It is expected that these contributions will be completed by the end of 2007, as part of pre-development. Additionally, we are required to make a $30.0 million deposit to Boyd Gaming Corporation upon consummation of the Hard Rock Hotel & Casino transaction which will be applied toward our capital contributions. All further contributions will be made pro rata, although the Company and Echelon may be individually responsible for certain cost overruns. In addition, the Company and Echelon will jointly seek to arrange non-recourse project financing for the development of Delano Las Vegas and Mondrian Las Vegas.

Property across Collins Avenue.   In January 2006, the Company acquired the property across Collins Avenue from Delano for approximately $14.3 million. The Company intends to convert this property into a hotel with guest facilities, utilizing the Delano operating infrastructure.

Mondrian Scottsdale.   On May 3, 2006, the Company closed on the purchase of the James Hotel Scottsdale, a 194-room boutique hotel located in Scottsdale, Arizona with a final payment of $43.2 million, bringing the total purchase price to $47.8 million. The Company subsequently renamed the property Mondrian Scottsdale and is in the process of re-branding the hotel. The Company initially funded the purchase with cash on hand and in May 2006 secured mortgage financing on the hotel (see Note 5).

Statement of Financial Accounting Standard (“SFAS”) No. 141 requires that the total purchase price be allocated to the assets acquired and liabilities assumed based on, but not limited to, quoted market prices, expected future cash flows, current replacement costs, market rate assumptions and appropriate discount and growth rates.

Under the purchase method of accounting, the assets and liabilities of Mondrian Scottsdale were recorded at their respective fair values as of the date of the acquisition. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date.

Fair value
(in millions)
Property and equipment	$48.1
Other assets	0.2
Capital lease obligations	(0.1)
Other liabilities	(0.4)
$47.8

The inclusion of the results of the operations of Mondrian Scottsdale are not material to the Company’s consolidated financial statements for the nine months ended September 30, 2006.

Hard Rock Hotel & Casino.   On May 11, 2006, the Company and its wholly-owned subsidiary, MHG HR Acquisition Corp. (“Acquisition Corp”), entered into an Agreement and Plan of Merger with Hard Rock Hotel, Inc. (“HRH”) pursuant to which the Company agreed to acquire HRH in an all cash merger (the “Merger”). Additionally, an affiliate of the Company entered into several asset purchase agreements with HRH or affiliates of HRH to acquire a development land parcel adjacent to the Hard Rock Hotel & Casino in Las Vegas and certain intellectual property rights related to the Hard Rock Hotel & Casino (such asset purchases, together with the Merger, the “Transactions”). The aggregate consideration for the

Transactions is $770.0 million. In connection with the Transactions, the Company was required to post a deposit of $50 million, which deposit is non-refundable under certain circumstances and was funded with cash on hand and the Company’s corporate line of credit. Closing of the Transactions is expected to occur no later than the first quarter of 2007 and is subject to applicable regulatory approvals and other customary conditions.

The Company has obtained a commitment from an affiliate of Credit Suisse for a $700.0 million credit facility to fund the acquisitions contemplated by the Transactions and has paid $11.5 million in fees for the financing commitment.

On November 6, 2006, the Company executed a definitive lease agreement with an affiliate of Golden Gaming, Inc. a major gaming enterprise in Nevada whose principals have extensive experience in casino management. The Golden Gaming, Inc. affiliate will serve as casino operator for the Hard Rock Hotel & Casino pursuant to the terms of the lease. The lease has a term of up to two years and will commence immediately upon the closing of the Transactions. The commencement of the lease is subject to customary conditions, including obtaining necessary gaming approvals.

On November 7, 2006, the Company announced that it has entered into a definitive agreement with an affiliate of DLJ Merchant Banking Partners (“DLJMB”), a leading private equity investment affiliate of Credit Suisse, under which DLJMB and the Company will form a joint venture into which the Company and its affiliates will assign all of their rights in the agreements previously entered in connection with the Transactions. DLJMB and affiliates will invest up to $250.0 million in total equity in connection with the acquisition and development of the Hard Rock Hotel & Casino in Las Vegas and related assets. Following the completion of the Transactions, the joint venture will own, manage, renovate and develop the various operating assets, land and intellectual property assets of the Hard Rock Hotel & Casino.

Under the terms of the agreement, the Company will invest one third of the initial capital contribution of $150.0 million, or $50.0 million, to finance the acquisition of the property and related assets in exchange for a one-third equity interest in the joint venture and DLJMB will invest the remaining two thirds, or $100.0 million, in exchange for a two-thirds equity interest in the joint venture. Closing of the joint venture with DLJMB is subject to various conditions including concurrent closing of the Transactions, receipt of necessary gaming approvals, satisfaction of a financing condition, and is further subject to certain termination rights including if adequate financing is not arranged on terms that are acceptable to DLJMB.

Under the terms of the agreement, DLJMB and its affiliates agree to fund 100% of the capital commitments to expand the Hard Rock property up to a total of an additional $150.0 million. The Company will have the option to fund the expansion projects proportionate to its equity interest in the property.

The Company and DLJMB will enter into a Management Services Agreement at closing of the Transactions, under which the Company will manage the Hard Rock Hotel and retail, food and beverage and other businesses related to operating the Hard Rock Hotel & Casino. The term of the contract is 20 years with two ten-year renewals and is subject to certain performance tests beginning in 2009.

Subject to the terms and conditions of the agreement and the agreements governing the Transactions, the joint venture shall be governed by the terms and conditions of a LLC Agreement to be entered into among DLJMB, the Company, and certain of their affiliates at closing.

Mondrian South Beach.   On August 8, 2006, the Company entered into a 50/50 joint venture (the “South Beach Venture”) with an affiliate of Hudson Capital. The South Beach Venture will renovate and convert an apartment building on Biscayne Bay in South Beach Miami into a hotel operated under the Company’s Mondrian brand. The Company will operate Mondrian South Beach under a long-term incentive management contract. The hotel will have approximately 342 units comprised of studios, one and two-bedroom units, and four penthouse suites.

The South Beach Venture has acquired the existing building and land for a gross purchase price of $110.0 million. The South Beach Venture expects to spend approximately $60.0 million on renovations. An initial equity investment of $15.0 million from each of MHG and Hudson Capital was funded at closing. Additionally, the South Beach Venture has received financing of approximately $124.0 million at a rate of LIBOR plus 300 basis points. This loan matures in August 2009.

The South Beach Venture currently plans to pursue the sale of some or all of the new luxury hotel units as condominiums, subject to market conditions. The South Beach Venture anticipates that unit buyers will have the opportunity to place their units into a rental program. In addition to hotel management fees, the Company could also realize fees from the sale of condominium units.

Restaurant Joint Venture

The food and beverage operations of certain of the hotels are operated under a 50/50 joint venture with a third party restaurant operator.

London Properties Joint Venture

On July 27, 2006, our joint venture partner in ownership of our London hotels, Burford Hotels Limited (“Burford”), has sent the Company a notice purporting to exercise rights under the buy/sell provision of the joint venture agreement (the “Notice”). Burford alleges in the Notice that the parties to the joint venture agreement are unable to reach agreement with regard to a major decision and that, as a result, Burford has the right to exercise such rights.  The Notice sets forth an offer by Burford to buy all of our shares in the joint venture entity.  If the Company elects not to sell our shares we are obligated to buy Burford’s shares in the joint venture entity (Morgans Hotel Group Europe Limited) at the price stated in the Notice. The Notice states that this offer is open for acceptance by the Company for 180 days from the date of the service of the Notice. The Company is currently reviewing its alternatives with respect to its response to the Notice.

2.   Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company and unaudited combined financial statements of the Predecessor have been prepared in accordance with accounting principles generally accepted in the United States. For further information, refer to the combined financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. All adjustments considered necessary in the opinion of management for the fair presentation have been included. Operating results for the period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The comparative statements for 2005 represent three and nine months of operations of the Predecessor.

Income Taxes

The United States entities included in the accompanying combined financial statements for the nine months ended September 30, 2005 and the period January 1, 2006 to February 16, 2006 are either partnerships or limited liability companies, which are treated similarly to partnerships for tax reporting purposes. Accordingly, Federal and state income taxes have not been provided for those accompanying combined financial statements as the partners or members are responsible for reporting their allocable share of the Predecessor’s income, gains, deductions, losses and credits on their individual income tax returns.

One of the Company’s foreign subsidiaries is subject to UK corporate income taxes. Income tax expense is reported at the applicable rate for the periods presented.

Subsequent to the IPO, the Company is subject to Federal and state income taxes as a C-Corporation. Income taxes for the period of February 17, 2006 to September 30, 2006, were computed using an effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The Company has also recorded $10.6 million in net deferred taxes, related to cumulative differences in the basis recorded for certain assets and liabilities, primarily goodwill and property and equipment.

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

A summary of the Company’s derivative and hedging instruments as of September 30, 2006 and December 31, 2005 is as follows:

Notional Amount	Type of Instrument	Maturity Date	Strike Rate	Estimated Fair Market Value at September 30, 2006	Estimated Fair Market Value at December 31, 2005
$473,500	Interest cap	June 9, 2007	4.25%	$3,543	$3,890
51,250	Interest cap	June 9, 2007	4.25%	383	421
30,000	Interest cap	June 9, 2007	4.25%	225	246
25,000	Interest cap	June 9, 2007	4.25%	186	205
285,000	Interest swap	July 9, 2010	5.04%	(1,660)	—
285,000	Sold interest cap	July 9, 2010	4.25%	(6,863)	—
285,000	Interest cap	July 9, 2010	4.25%	6,863	—
22,000	Interest cap	June 1, 2008	6.00%	9	—
18,000	Interest cap	June 1, 2008	6.00%	8	—
Total fair value of derivative instruments				$2,694	$4,762
Total fair value included in other assets				$11,217	$4,762
Total fair value included in other liabilities				$(8,523)	$—

In connection with the Company’s October 6, 2006 New Mortgages (defined and discussed in Note 5), the Company entered into an $85.0 million interest rate swap that will effectively fix the LIBOR rate on the portion of the debt under the New Mortgages at approximately 5.0% with an effective date of July 9, 2007 and a maturity date of July 15, 2010.

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

Minority Interest

The percentage of membership units owned by the Former Parent is presented as minority interest in Morgans Group LLC in the consolidated balance sheet and was approximately $19.7 million as of September 30, 2006. The minority interest in Morgans Group LLC is (i) increased or decreased by the limited members’ pro rata share of Morgans Group LLC’s net income or net loss, respectively; (ii) decreased by distributions; (iii) decreased by redemptions of membership units for the Company’s common stock; and (iv) adjusted to equal the net equity of Morgans Group LLC multiplied by the limited members’ ownership percentage immediately after each issuance of units of Morgans Group LLC and/or shares of the Company’s common stock and after each purchase of treasury stock through an adjustment to additional paid-in capital. Net income or net loss allocated to the minority interest in Morgans Group LLC is based on the weighted-average percentage ownership throughout the period.

Additionally, $0.5 million and $1.2 million is recorded as minority interest as of September 30, 2006 and December 31, 2005, respectively, which represents our third-party food and beverage joint partner’s interest in the restaurant venture at certain of our hotels.

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

The table below details the components of the basic and diluted loss per share calculations:

	Three months ended September 30, 2006			Period from February 17, 2006 to September 30, 2006
	Loss	Shares	EPS Amount	Loss	Shares	EPS Amount
Basic Loss Per Share
Net loss	$(704)	33,500	$(0.02)	$(8,881)	33,500	$(0.27)
Effect of dilutive stock compensation	—	—	—	—	—	—
Diluted Loss Per Share	$(704)	33,500	$(0.02)	$(8,881)	33,500	$(0.27)

4.                 Other Liabilities

Other liabilities consist of the following (000’s omitted):

	As of September 30, 2006	As of December 31, 2005
Accrued designer fee	$6,470	$6,386
Preferred equity in Clift due NorthStar	—	11,094
Interest swap derivative liability (Note 2)	8,523	—
Clift pre-petition liabilities	2,381	3,416
Payable due investor member of Hudson Leaseco	2	2,855
	$17,376	$23,751

As discussed in Note 1, the preferred equity in Clift due NorthStar and related accrued interest was paid in full in February 2006 with proceeds from the IPO.

In September 2006, the Company repaid the majority of the Hudson Leaseco’s investor member’s interest, as calculated in accordance with the purchase agreement and the operating agreement between the parties.

5.                 Long-Term Debt and Capital Lease Obligations

Long-term debt consists of the following (000’s omitted):

Description	As of September 30, 2006	As of December 31, 2005	Interest rate at September 30, 2006
Notes secured by five hotels(a)	$285,000	$472,449	LIBOR + 1.00%
Mezzanine loan(a)	—	105,519	NA
Clift debt	78,340	75,140	9.6%
Term loan(b)	80,000	—	LIBOR + 3.5%
Promissory note(c)	10,000	—	7.0%
Note secured by Mondrian Scottsdale(d)	35,890	—	LIBOR + 2.30%
Liability to subsidiary trust(e)	50,100	—	8.68%
Capital lease obligations	7,158	6,524	varies
Total long term debt	$546,488	$659,632

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

Proceeds from the New Mortgages (defined and discussed below) were applied to repay the $285.0 million of outstanding mortgage debt under the Company’s 5 Hotel Debt on October 6, 2006. There was no prepayment penalty associated with this repayment.

(b)   Term Loan and Revolving Credit Facility

Concurrently with the closing of the IPO, the Company borrowed $80.0 million under a three-year term loan and entered into a three-year revolving credit facility of $125.0 million, with an option to add one or more incremental revolving loan facilities of up to $25.0 million.

Proceeds from the New Mortgages (defined and discussed below) were applied to repay the $80.0 million of indebtedness under the term loan on October 6, 2006 and the credit facility was terminated. There was no prepayment penalty associated with this repayment.

The interest rate per annum applicable to the loans was a fluctuating rate of interest measured by reference to, at our election, either adjusted LIBOR or an alternative base rate, plus a borrowing margin. Alternative base rate loans had an initial borrowing margin of 1.0%. Adjusted LIBOR loans had an initial borrowing margin of 2.0%. After the full first quarter after the closing of the revolving credit facility, the borrowing margins under the revolving credit facility may vary depending on our total leverage ratio. As we did not provide specific requested pledges regarding a first priority security interest in substantially all the assets of the Company by April 1, 2006, the margin alternative base rate loans and adjusted LIBOR loans increased by 1.5%. As of October 6, 2006, when this loan was repaid, we had not received the requested pledges.

The revolving credit facility was available on a revolving basis for general corporate purposes, including acquisitions. There was no balance outstanding at September 30, 2006 on the credit facility.

(c)   Promissory Note

The purchase of the property across from the Delano was partially financed with the issuance of a $10.0 million three-year interest only promissory note by the Company to the seller, which matures on January 24, 2009. The note bears interest in year one at 7.0%, in year two at 8.5%, and in year three at 10.0%.

(d)   Mondrian Scottsdale Debt

The purchase of the Mondrian Scottsdale was initially financed with cash on hand. In May 2006, the Company obtained mortgage financing on Mondrian Scottsdale. The $40.0 million loan, which accrues interest at LIBOR plus 2.30%, matures in May 2008 and has three one-year extensions. The Company had initially drawn down $35.0 million of the available funds. The additional $5.0 million is available for renovations. As of September 30, 2006, the Company has drawn $0.9 million of available renovation funds. The Company has purchased an interest rate cap on this $40.0 million loan. The interest rate cap limits the interest rate exposure to 8.3% and expires on June 1, 2008 (See Note 2).

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

(f)   New Revolving Credit

On October 6, 2006, the Company and certain of its subsidiaries entered into a revolving credit facility in the initial amount of $225.0 million, which includes a $50.0 million letter of credit sub-facility and a $25.0 million swingline sub-facility (the collectively, the “New Revolving Credit Agreement”).

The amount available from time to time under the New Revolving Credit Agreement is also contingent upon the amount of an available borrowing base calculated by reference to collateral described below. Initially, the available borrowing base is capped at approximately $64.0 million, but that amount may be increased up to $225.0 million at the Borrower’s option by increasing the amount of the mortgage on Delano granted by the Delano mortgage lender (discussed below) and upon payment of the related additional recording tax. The available borrowing base as of the closing date (assuming an increase in the Delano mortgage and payment of the related additional recording tax) would be approximately $190.0 million. That availability may also be increased through procedures specified in the New Revolving Credit Agreement for adding property to the borrowing base and for revaluation of the property that constitutes the borrowing base.

The commitments under the New Revolving Credit Agreement terminate on October 5, 2011, at which time all outstanding amounts under the New Revolving Credit Agreement will be due and payable. There are no loans currently outstanding under the New Revolving Credit Agreement.  A subsidiary of the Company, Morgans Group LLC (the “Borrower”), may, at its option, with the prior consent of the Agent and subject to customary conditions, request an increase in the aggregate commitment under the New Revolving Credit Agreement to up to $350.0 million.

The interest rate per annum applicable to loans under the New Revolving Credit Agreement is a fluctuating rate of interest measured by reference to, at the Company’s election, either LIBOR or a base rate, plus a borrowing margin. LIBOR loans have a borrowing margin of 1.35% to 1.90% determined based on the Borrower’s total leverage ratio (with an initial borrowing margin of 1.35%) and base rate loans have a borrowing margin of 0.35% to 0.90% determined based on the Borrower’s total leverage ratio (with an initial borrowing margin of 0.35%). The New Revolving Credit Agreement also provides for the payment of a quarterly unused facility fee equal to the average daily unused amount for each quarter multiplied by 0.25%.

The New Revolving Credit Agreement requires the Borrower to maintain for each four-quarter period a total leverage ratio (total indebtedness to consolidated EBITDA) of no more than (1) 8.0 to 1.0 at any time prior to January 1, 2008, (2) 7.0 to 1.0 at any time during 2008, and (3) 6.0 to 1.0 at any time after December 31, 2008, and a fixed charge coverage ratio (consolidated EBITDA to fixed charges) of no less than 1.75 to 1.00 at all times. The New Revolving Credit Agreement contains negative covenants, subject in each case to certain exceptions, restricting incurrence of indebtedness, incurrence of liens, fundamental changes, acquisitions and investments, asset sales, transactions with affiliates and restricted payments, including, among others, a covenant prohibiting the Company from paying cash dividends on its common stock.

The New Revolving Credit Agreement provides for customary events of default, including failure to pay principal or interest when due, failure to comply with covenants, any representation proving to be incorrect, defaults relating to other indebtedness of at least $10.0 million in the aggregate, certain insolvency and receivership events affecting the Company or its subsidiaries, judgments in excess of $5.0 million in the aggregate being rendered against the Company or its subsidiaries, the acquisition by any person of 40% or more of any outstanding class of capital stock having ordinary voting power in the election of directors of the Company, and the incurrence of certain ERISA liabilities in excess of $5.0 million in the aggregate.

Obligations under the New Revolving Credit Agreement are secured by, among other collateral, a mortgage on Delano and the pledge of equity interests in the Borrower and certain subsidiaries of the Borrower, including the owners of Delano, Morgans and Royalton, as well as a security interest in other significant personal property (including trademarks and other intellectual property, reserves and deposits) relating to those hotels.

The New Revolving Credit Agreement is available on a revolving basis for general corporate purposes, including acquisitions. Also on October 6, 2006, the Company terminated its three-year revolving credit facility of $125.0 million which was entered into concurrently with the Company’s IPO in February 2006, which did not have any amounts outstanding at the time of its termination.

(g)   New Mortgage Agreement

Also on October 6, 2006, subsidiaries of the Company entered into new mortgage financings, consisting of two separate mortgage loans and a mezzanine loan. These loans, a $217.0 million first mortgage note secured by Hudson, a $32.5 million mezzanine loan secured by a pledge of the equity interests in the Company’s subsidiary owning Hudson, and a $120.5 million first mortgage note secured by Mondrian in Los Angeles (collectively, the “New Mortgages”), all mature on July 15, 2010.

The New Mortgages bear interest at a blended rate of 30-day LIBOR plus 125 basis points. The Company has the option of extending the maturity date of the New Mortgages to October 15, 2011. The Company maintains an interest rate cap for the amount of the New Mortgages at 4.25% through June 30, 2007 and has entered into forward starting swaps beginning on June 9, 2007 that will effectively fix the LIBOR rate on the debt under the New Mortgages at approximately 5.0% through the maturity date.

The prepayment clause in the New Mortgages permits the Company to prepay the New Mortgages in whole or in part on any business day, along with a spread maintenance premium (equal to the amount of the prepayment multiplied by the applicable LIBOR margin multiplied by the ratio of the number of months between the prepayment date and October 31, 2007 divided by 12).

The New Mortgages prohibit the incurrence of additional debt on Hudson and Mondrian in Los Angeles.

The New Mortgages require the Company’s subsidiary borrowers to fund reserve accounts to cover monthly debt service payments. Those subsidiary borrowers are also required to fund reserves for property, sales and occupancy taxes, insurance premiums, capital expenditures and the operation and maintenance of those hotels. Reserves are deposited into restricted cash accounts and are released as certain conditions are met. The Company’s subsidiary borrowers are not permitted to have any liabilities other than certain ordinary trade payables, purchase money indebtedness and capital lease obligations.

Furthermore, the subsidiary borrowers are not permitted to incur additional mortgage debt or partnership interest debt. In addition, the New Mortgages do not permit (1) transfers of more than 49% of the interests in the subsidiary borrowers, Morgans Group LLC or the Company or (2) a change in control of the subsidiary borrowers or in respect of Morgans Group LLC or the Company itself without, in each case, complying with various conditions or obtaining the prior written consent of the lender.

The New Mortgages provide for events of default customary in mortgage financings, including, among others, failure to pay principal or interest when due, failure to comply with certain covenants, certain insolvency and receivership events affecting the subsidiary borrowers, Morgans Group LLC or the Company, and breach of the encumbrance and transfer provisions. In the event of a default under the New Mortgages, the lender’s recourse is limited to the mortgaged property, unless the event of default results from an insolvency, a voluntary bankruptcy filing or a breach of the encumbrance and transfer provisions, in which event the lender may also pursue remedies against Morgans Group LLC.

Proceeds from the New Mortgages were applied to repay $285.0 million of outstanding mortgage debt under the Company’s 5 Hotel Debt described above, to repay $80.0 million of indebtedness under the Company’s term loan, also described above, and to pay fees and expenses in connection with these financings.

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

In the period from February 14, 2006 to September 30, 2006, the Company recognized $5.3 million of stock based compensation expense related to the above-described restricted common stock, LTIP Units and options.

7.   Litigation

Shore Club Litigation—New York State Action

The Company is currently involved in litigation regarding the management of Shore Club. In 2002, the Company, through a wholly-owned subsidiary, invested in Shore Club and the Company’s management company, MHG Management Company, took over management of the property. The management agreement expires in 2022. For the year ended December 31, 2002 (reflecting six months of data based on information provided to us and not generated by us and six months of operations after MHG Management Company took over management of Shore Club in July 2002), Shore Club had an operating loss and its owner, Philips South Beach LLC, was in dispute with its investors and lenders. After the Company took over management of the property, the financial performance improved and Shore Club had operating income in 2004. The Company believes this improvement was the direct result of our repositioning and operation of the hotel. This improved performance has continued. In addition, during the fourth quarter of 2005, the debt on the hotel was refinanced.

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

The remedies sought by Philips South Beach LLC include (a) termination of the management agreement without the payment of a termination fee to us, (b) a full accounting of all of the affairs of Shore Club from the inception of the management agreement, (c) at least $5.0 million in compensatory damages, (d) at least $10.0 million in punitive damages, and (e) attorneys’ fees, interest, costs and disbursements.

The Company believes that it has abided by the terms of the management agreement. The Company believes that Philips South Beach LLC has filed the lawsuit as part of a strategy to pressure us to renegotiate our management agreement with respect to the Shore Club.

On August 1, 2006, the judge granted our motion to dismiss Philips South Beach LLC’s causes of action for breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, breach of good faith and fair dealing, and unjust enrichment. The judge also struck all claims for punitive damages. Philips South Beach LLC filed a notice of appeal, and we filed a notice of cross-appeal, though neither has been perfected. Philips South Beach LLC has filed an amended complaint adding other punitive damages which we have moved to dismiss. We have answered the amended complaint, denying all substantive allegations and asserting various affirmative defenses.

The Company intends to continue to pursue this litigation vigorously. Although we cannot predict the outcome of this litigation, on the basis of current information, we do not expect that the outcome of this litigation will have a material adverse effect on our financial condition, results of operations or liquidity.

Shore Club Litigation—Florida State Action

On April 17, 2006, MHG Management Company and a related subsidiary of the Company filed a lawsuit in Florida state court against Philip Pilevsky and individuals and entities associated with Mr. Pilevsky (the “Pilevsky parties”), charging them with tortious interference with the 20-year exclusive management agreement that MHG Management Company holds for Shore Club, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and tortious interference with actual and prospective business and economic relations, in part as an attempt to break or renegotiate the terms of the management agreement.

On July 13, 2006, the judge issued an order denying defendants’ motion to stay and for a protective order based on the pendency of the Shore Club litigation in New York. An appeal of that order is pending. No discovery is proceeding until at least mid-November 2006, subject to the resolution of that appeal. Defendants have moved to dismiss on jurisdictional and substantive grounds.

Century Operating Associates Litigation

On March 23, 2006, Century Operating Associates filed a lawsuit in New York state court naming several defendants, including the Company, Morgans Hotel Group LLC, and Messrs. Scheetz and Hamamoto. The lawsuit alleges breach of contract, breach of fiduciary duty and a fraudulent conveyance in connection with the structuring transactions that were part of the Company’s initial public offering, and the offering itself. In particular, the lawsuit alleges that the transactions constituted a fraudulent conveyance of the assets of Morgans Hotel Group LLC, in which Century Operating Associates allegedly has a non-voting membership interest, to the Company. The plaintiff claims that the defendants knowingly and intentionally structured and participated in the transactions in a manner designed to leave Morgans Hotel Group LLC without any ability to satisfy its obligations to Century Operating Associates.

The remedies sought by Century Operating Associates include (a) Century Operating Associates’ distributive share of the initial public offering proceeds and (b) at least $13.5 million in compensatory damages, (c) at least $17.5 million in punitive damages, and (d) attorneys’ fees and expenses.

On July 6, 2006, the judge granted the Company’s motion to dismiss it from the case. Century Operating Associates has filed an amended complaint, re-asserting claims against the Company, including a new claim for aiding and abetting breach of fiduciary duty, and adding claims against a new defendant, Morgans Group LLC. We have moved to dismiss all claims against the Company and Morgans Group

LLC, and certain claims against certain other defendants. We have answered the amended complaint (except as to the Company and Morgans Group LLC, and as to these claims as to which we have moved to dismiss), denying all substantive allegations and asserting various affirmative defenses.

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

8.   Related Party Transactions

The Company earned management fees, chain services fees and fees for certain technical services and has receivables from hotels it owns through investments in unconsolidated joint ventures as well as hotels owned by the Former Parent. These fees totaled approximately $2.0 million for the three months ended September 30, 2006 and approximately $6.3 million for the nine months ended September 30, 2006, including approximately $1.0 million from January 1, 2006 to February 16, 2006 from the Predecessor. For the three months ended September 30, 2005 and nine months ended September 30, 2005, these fees totaled approximately $2.0 million and $6.8 million, respectively.

As of September 30, 2006 and December 31, 2005, the Company had receivables from these affiliates of approximately $3.2 million and $3.0 million, respectively, which are included in receivables from related parties on the accompanying consolidated/combined balance sheets.

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

Overview

We are a fully integrated hospitality company that operates, owns, acquires and redevelops boutique hotels in gateway cities and select resort markets in the United States and Europe. We are widely credited with establishing and defining the rapidly expanding boutique hotel sector. Over our 21-year history, we have gained experience operating in a variety of market conditions. As of September 30, 2006, we owned or partially owned and managed a portfolio of ten luxury hotel properties in New York, Miami, Los Angeles, San Francisco, Scottsdale and London comprising over 2,700 rooms. Each of our owned hotels was acquired and renovated by the Morgans Group and was designed by a world-renowned designer.

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

We were incorporated as a Delaware corporation in October 2005 to acquire, own, and manage boutique hotels in the United States, Europe and elsewhere. As of September 30, 2006 we owned:

•       seven hotels in New York, Miami, Los Angeles, San Francisco and Scottsdale, comprising approximately 2,100 rooms (the “Owned Hotels”);

•       property across from Delano which we intend to convert into a new hotel with guest facilities;

•       a 50% interest in two hotels in London comprising approximately 350 rooms and a 7% interest in the 300-room Shore Club in Miami, all of which we also manage (the “Joint Venture Hotels”); and

•       a 50% interest in an apartment building on Biscayne Bay in South Beach Miami which we intend to convert into the Mondrian South Beach.

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

•        Subsequent to the IPO, the Company is subject to Federal and state income taxes. Income taxes for the interim period of February 17, 2006 to September 30, 2006 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

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

The U.S. hospitality industry has continued to recover in 2005 and 2006, with particularly strong growth in New York City. We believe that, in general, current industry fundamentals are similar to those observed following the last industry downturn, which occurred in the early 1990s. That downturn, which also resulted from a recession in the general economy, was followed by several years of RevPAR growth. We believe that given the current industry relationship between supply and demand and the improving health of the U.S. economy, occupancy and ADR will continue the improvement that began in the fourth quarter of 2003, and that U.S. hospitality RevPAR will follow the business cycle on its upward swing, although there can be no assurances that such improvements will occur.

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

Acquisitions.   The purchase of the James Hotel Scottsdale was completed on May 3, 2006 and is expected to increase revenues and operating costs. Subsequent to the purchase, the hotel was renamed Mondrian Scottsdale and is currently undergoing a renovation with a significant number of rooms out of service and a majority of the food and beverage operations closed during the fourth quarter of 2006.

The acquisition of the property across the street from Delano is expected to be converted into a hotel with guest facilities, utilizing the Delano operating infrastructure.

In May 2006, the Company agreed to acquire the Hard Rock Hotel & Casino in Las Vegas and related assets for total consideration of $770.0 million. Refer to “Item 1A—Risk Factors” and Note 1 to the financial statements for further discussion.

On August 8, 2006, the Company entered into a 50/50 joint venture (the “South Beach Venture”) with an affiliate of Hudson Capital. The South Beach Venture will renovate and convert an apartment building on Biscayne Bay in South Beach Miami into a hotel operated under the Company’s Mondrian brand. The Company will operate Mondrian South Beach under a long-term incentive management contract.

Development of Delano Las Vegas and Mondrian Las Vegas—Echelon Project.   Our planned development of Delano Las Vegas and Mondrian Las Vegas through a 50/50 joint venture is expected to open in 2010. Once open, results are expected to be included in equity in income (loss) of unconsolidated joint ventures.

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

Operating Results

Comparison of three months ended September 30, 2006 to September 30, 2005

The following table presents our operating results for the three months ended September 30, 2006 to the three months ended September 30, 2005, including the amount and percentage change in these results between the two periods. The operations presented for the three months ended September 30, 2005 and January 1, 2006 through February 16, 2006 are those of our predecessor. The Company became publicly traded effective February 17, 2006, therefore the period from February 17, 2006 through September 30, 2006 represents the results of operations of the Company. The combined periods in 2006 are comparable to the Company’s September 30, 2005 results with the exception of the purchase of the property across Collins Avenue from Delano, the purchase of Mondrian Scottsdale, the purchase of the apartment building in South Beach Miami, discussed above, and the renovation of the Delano beginning July 2006. The property across Collins Avenue from Delano and the apartment building in South Beach Miami did not have any operations or material expenses. Mondrian Scottsdale was an operating hotel for the period from May 3, 2006 through September 30, 2006 and the impact the operating results of the Company for the three months ended September 30, 2006 is noted below.

	Quarter to Date
	September 30, 2006	September 30, 2005	Change ($)	Change (%)
	(in thousands)
Revenues
Rooms	$40,082	$36,567	$3,515	9.6%
Food and beverage	21,333	20,539	794	3.9%
Other hotel	2,540	2,795	(255)	(9.1)%
Total hotel revenues	63,955	59,901	4,054	6.8%
Management fee—related parties	1,974	1,977	(3)	(1)
Total revenues	65,929	61,878	4,051	6.5%
Operating Costs and Expenses
Rooms	10,909	9,948	961	9.7%
Food and beverage	14,799	13,034	1,765	13.5%
Other departmental	926	1,029	(103)	(10.0)%
Hotel selling, general and administrative	13,826	12,744	1,082	8.5%
Property taxes, insurance and other	3,852	3,443	409	11.9%
Total hotel operating expenses	44,312	40,198	4,114	10.2%
Corporate general and administrative
Stock based compensation	2,133	—	2,133	(1)
Other	4,587	4,122	465	11.3%
Depreciation and amortization	4,563	6,749	(2,186)	(32.4)%
Total operating costs and expenses	55,595	51,069	4,526	8.9%
Operating income	10,334	10,809	475	4.4%
Interest expense, net	12,584	15,301	(2,717)	(17.8)%
Equity in (income) loss of unconsolidated joint ventures	(1,621)	1,527	(3,148)	(206.2)%
Minority interest in joint ventures	594	821	227	(27.6)%
Other non-operating expenses (income)	299	(433)	732	(1)
Loss before income tax expense and minority interest	(1,522)	(6,407)	4,885	76.2%
Income tax (benefit) expense	(759)	172	(931)	(1)
Loss before minority interest	(763)	(6,579)	5,816	(88.4)%
Minority interest	(59)	—	(59)	(1)
Net loss	(704)	(6,579)	5,875	(89.3)%
Other comprehensive income:
Unrealized loss on interest rate swap, net of tax	(3,464)	—	(3,464)	(1)
Foreign currency translation (loss) gain	31	(77)	31	(1)
Comprehensive loss	$(4,137)	$(6,656)	$2,519	(37.8)%

(1)           Not meaningful.

Total Revenues.   Total revenues increased 6.5% to $65.9 million for the three months ended September 30, 2006 compared to $61.9 million for the three months ended September 30, 2005. RevPAR from our comparable Owned Hotels, excluding the Delano which is under renovation, increased by 9.4% to $229 for the three months ended September 30, 2006 compared to $209 for the same period in 2005. The components of RevPAR from our comparable Owned Hotels for the three months ended September 30, 2006 and 2005 are summarized as follows:

	Quarter to Date
	September 30, 2006	September30, 2005	Change ($)	Change (%)
Occupancy	86.7%	83.1%	—	4.3%
ADR	$264	$252	$12	4.8%
RevPAR	$229	$209	$20	9.4%

Rooms revenue increased 9.6% to $40.1 million for the three months ended September 30, 2006 compared to $36.6 million for the three months ended September 30, 2005, which is directly attributable to the increase in ADR and RevPAR shown above. The inclusion of Mondrian Scottsdale in the three months ended September 30, 2006 accounts for $1.0 million of the $3.5 million increase. The comparable hotel RevPAR increase of 9.4% was driven primarily by the strength of the market in New York and our hotels located there, Hudson, Royalton and Morgans. The New York hotels experienced combined RevPAR growth of 11.7% for the three month period ending September 30, 2006 as compared to the three month period ending September 30, 2005. Partially offsetting this increase was a decline in RevPAR of 15.1% at Delano due to the renovation.

Food and beverage revenue increased 3.9% to $21.3 million for the three months ended September 30, 2006 compared to $20.5 million for the three months ended September 30, 2005. The inclusion of Mondrian Scottsdale in the three months ended September 30, 2006 accounts for $0.7 million of the increase. Food and beverage revenues declined by 10.2% at Delano as a result of the room renovation and decline in occupancy of 16.6%. Offsetting this decline in food and beverage revenues was an increase in food and beverage revenues at Clift of 6.6% over the same three month period of 2005. Clift has experienced an increase in sales in Asia de Cuba and in catering events, for both social functions and as a result of the numerous conventions that have returned to the San Francisco market. Additionally, food and beverage revenues have increased 17.5% over the three months ended September 30, 2006 as compared to the same period in 2005 at Royalton due to improved menu items and marketing plans for the restaurant and bar. Our restaurants and bars are destinations in their own right, with a local customer base in addition to hotel guests; their revenue performance is driven by local market factors in the restaurant and bar business.

Other hotel revenue decreased by 9.1% to $2.5 million for the three months ended September 30, 2006 as compared to $2.8 million for the three months ended September 30, 2005. As is consistent across the industry due to increased cell phone usage, our owned hotels experienced a 10.8% decline in telephone revenues for the three months ended September 30, 2006 as compared to the same period in 2005. Additionally, Delano experienced a 32.1% decline for the three months ended September 30, 2006 as compared to the same period in 2005 primarily due to a change in the Delano valet parking contract in June 2006. In June 2006, Delano began outsourcing the valet parking to a third party thereby reducing revenues and expenses related to valet parking in 2006. Offsetting this decline, Mondrian West Hollywood experienced a 30.5% increase for the three months ended September 30, 2006 as compared to the same period in 2005 primarily due to a change in the management of the Mondrian gift shop. In September 2005, Mondrian began operating the gift shop rather than leasing the space out to a third party. Therefore, revenues and expenses are recorded in 2006 as compared to lease income in 2005.

Operating Costs and Expenses

Rooms expense increased 9.7% to $10.9 million for the three months ended September 30, 2006 compared to $9.9 million for the three months ended September 30, 2005. The inclusion of Mondrian Scottsdale in the three months ended September 30, 2006 accounts for $0.5 million of the $1.0 million increase. All of our comparable owned hotels rooms expense increase was in line with increases in rooms revenue with the exception of Mondrian and Clift which both showed greater increases in rooms expense than the respective increase in room revenues over the three months ended September 30, 2006 as compared to the same period in 2005. Mondrian experienced an increase of 6.6% in rooms expenses as compared to a 1.4% increase in rooms revenues primarily due to additional front office support in the three months ended September 30, 2006 as compared to the same three months in 2005. Room expenses increased by 15.1% at Clift as compared to an increase of 8.6% of rooms revenues for the three months ended September 30, 2006 as compared to the same three months in 2005. This increase is primarily due to a retroactive union wage and benefit increase which was finalized by the union during the third quarter of 2006. Rooms expense decreased 17.2% at Delano as a result of the rooms renovations currently underway which was not a factor during the third quarter of 2005.

Food and beverage expense increased 13.5% to $14.8 million for the three months ended September 30, 2006 compared to $13.0 million for the three months ended September 30, 2005. The inclusion of Mondrian Scottsdale in the three months ended September 30, 2006 accounts for $0.7 million of the $1.8 million increase. The resulting $1.1 million increase is primarily due to increased expenses at Hudson and Clift. The increase at Hudson was due to the phase-in of union pay and benefit rate increases, where food and beverage expenses increased by 16.4% from the three months ended September 30, 2006 as compared to the same period in 2005. Clift experienced a retroactive union wage and benefit increase which was finalized during the third quarter of 2006 and resulted in a 12.4% increase in food and beverage expenses for the three months ended September 30, 2006 as compared to the same three months in 2005.

Other departmental expenses decreased 10.0% to $0.9 million for the three months ended September 30, 2006 compared to $1.0 million for the three months ended September 30, 2005 primarily due to the change in the Delano valet parking contract whereby the valet parking operation is now leased to a third party effective June 2006.

Hotel selling, general and administrative expense increased 8.5% to $13.8 million for the three months ended September 30, 2006 compared to $12.7 million for the three months ended September 30, 2005. Mondrian Scottsdale accounts for $1.0 million of this increase.

Property taxes, insurance and other expense increased 11.9% to $3.9 million for the three months ended September 30, 2006 compared to $3.4 million for the three months ended September 30, 2005, due to increases in property insurance premiums as a result of the hurricanes throughout the United States during 2005. Furthermore, there were increases in real estate taxes for Hudson, Clift and Delano, which were the result of valuation reassessments in 2006 on all properties.

Stock-based compensation of $2.1 million was recognized for the three months ended September 30, 2006 compared to $0 for the three months ended September 30, 2005. In connection with the completion of our initial public offering in February 2006, the board of directors of the Company adopted a stock incentive plan which provides for the issuance of stock-based incentive awards, including incentive stock options, non-qualified stock options, stock appreciation rights, shares of common stock of the Company, including restricted stock, and other equity-based awards, including membership units which are structured as profits interests (“LTIP Units”) or any combination of the foregoing. The Company has expensed granted stock-based compensation ratably over the vesting period in accordance with SFAS No. 123.

Other corporate expenses increased 11.3% to $4.6 million for the three months ended September 30, 2006 compared to $4.1 million for the three months ended September 30, 2005. This increase is primarily due to costs of being a public company such as directors’ and officers’ insurance and board of directors fees.

Depreciation and amortization decreased 32.4% to $4.6 million for the three months ended September 30, 2006 compared to $6.7 million for the three months ended September 30, 2005. Many of our assets, including furniture, fixtures and equipment, are depreciated over five years, and a portion of these assets became fully depreciated during 2005.

Interest Expense, net.   Interest expense, net decreased 17.8% to $12.6 million for the three months ended September 30, 2006 compared to $15.3 million for the three months ended September 30, 2005. The $2.7 million decrease was due to:

•       decreased interest expense of $6.0 million resulting from the February 2006 payoff of mortgage and mezzanine debt, including prepayment fees, secured by five of our wholly-owned hotels as part of the Formation and Structuring Transactions;

•       decreased amortization of deferred financing costs, including the write off of costs associated with the repaid loans, of $0.5 million due to the February 2006 payoff of mortgage and mezzanine debt secured by five of our wholly-owned hotels as part of the Formation and Structuring Transactions;

•       a decrease in the interest expense of $0.6 million recognized on the preferred equity in Clift due NorthStar and related accrued interest which was paid off in February 2006 with proceeds from the IPO.

•       a decrease in the value of the interest rate cap, which does not qualify for hedge accounting under SFAS No. 133, resulting in a non-cash interest change of $2.6 million on the 5 Hotel Debt. This interest rate cap agreement commenced in June 2005;

•       an increase in interest expense of $0.8 million related to the credit facility which the Company entered into as part of the Formation and Structuring Transactions; and

•       an increase in interest expense of $0.7 million related to the issuance of junior subordinated notes.

Equity in (income) loss of unconsolidated joint ventures was $1.6 million of income for the three months ended September 30, 2006 compared to $1.5 million of loss for the three months ended September 30, 2005. Income of $1.8 million recorded in the three months ended September 30, 2006 related to our joint venture which owns the two hotels in London compared to a loss of $1.2 million recorded for the same period in 2005. RevPAR at our London hotels rose by 37.8% in U.S. dollars and 31.3% in local currency, the debt was refinanced at a lower interest rate in November 2005, and we recognized $1.2 million in non-cash income due to an increase in the value of an interest rate swap.

The components of RevPAR from the Joint Venture Hotels for the three months ended September 30, 2006 and 2005 are summarized as follows:

	September 30, 2006	September 30, 2005	Change ($)	Change (%)
Occupancy	68.6%	61.7%	—	11.2%
ADR	$388	$339	$49	14.5%
RevPAR	$266	$209	$57	27.2%

Other non-operating (income) expense was an expense of $0.3 million for the three months ended September 30, 2006 compared to income of $0.4 million for the three months ended September 30, 2005. For the three months ended September 30, 2005, the other non-operating income relates to a gain on the sale of Hudson tax credits, which credits expired in December 2005. The expense recognized during the three months ended September 30, 2006 is primarily due to expenses incurred in connection with the Shore Club litigation discussed in Note 7 of the consolidated/combined financial statements.

Income tax expense(benefit) represented a benefit of $0.8 million for the three months ended September 30, 2006 compared to expense of $0.2 million for the three months ended September 30, 2005. The Company is subject to corporate Federal and state income taxes effective February 17, 2006.

Comparison of nine months ended September 30, 2006 to September 30, 2005

The following table presents our operating results for the nine months ended September 30, 2006 and September 30, 2005, including the amount and percentage change in these results between the two periods. The operations presented for the nine months ended September 30, 2005 and January 1, 2006 through February 16, 2006 are those of our predecessor. The Company became publicly traded effective February 17, 2006, therefore the period from February 17, 2006 through September 30, 2006, represents the results of operations of the Company. The combined periods in 2006 are comparable to the Company’s September 30, 2005 results with the exception of the purchase of the property across Collins Avenue from Delano, the purchase of Mondrian Scottsdale, the purchase of the apartment building in South Beach Miami, discussed above, and the renovation of Delano beginning in July 2006. The property across Collins Avenue from Delano and the apartment building in South Beach Miami did not have any operations or material expenses. Mondrian Scottsdale was an operating hotel for the period from May 3, 2006 through September 30, 2006 and any material impacts to the operating results of the Company for the nine months ended September 30, 2006 are reflected below.

	Year to Date
	September 30, 2006	September 30, 2005	Change ($)	Change (%)
	(in thousands)
Revenues
Rooms	$119,952	$110,853	$9,099	8.2%
Food and beverage	66,167	64,037	2,130	3.3%
Other hotel	8,781	8,558	223	2.6%
Total hotel revenues	194,900	183,448	11,452	6.2%
Management fee—related parties	6,345	6,798	(453)	(6.7)%
Total revenues	201,245	190,246	10,999	5.8%
Operating Costs and Expenses
Rooms	31,544	29,368	2,176	7.4%
Food and beverage	42,994	40,271	2,723	6.8%
Other departmental	3,100	3,017	83	2.8%
Hotel selling, general and administrative	40,578	38,096	2,482	6.5%
Property taxes, insurance and other	11,700	9,525	2,175	22.8%
Total hotel operating expenses	129,916	120,277	9,639	8.0%
Corporate general and administrative
Stock based compensation	5,294	—	5,294	(1)
Other	13,938	12,379	1,559	12.6%
Depreciation and amortization	15,323	20,295	(4,972)	(24.5)%
Total operating costs and expenses	164,471	152,951	11,520	7.5%
Operating income	36,774	37,295	(521)	(1.4)%
Interest expense, net	35,537	59,458	(23,921)	(40.2)%
Equity in (income) loss of unconsolidated joint ventures	(1,493)	4,569	(6,062)	(132.7)%
Minority interest in joint ventures	3,179	3,138	41	1.4%
Other non-operating (income) expenses	653	(1,298)	1,306	100.6 (1)
Loss before income tax expense and minority interest	(1,102)	(28,572)	(27,470)	96.1%
Income tax expense	12,064	574	11,490	(1)
Loss before minority interest	(13,166)	(29,146)	15,980	54.8%
Minority interest	(303)	—	(303)	(1)
Net loss	(12,863)	(29,146)	16,283	(55.9)%
Other comprehensive loss:
Unrealized loss on interest rate swap, net of tax	(1,695)	—	(1,695)	(1)
Foreign currency translation loss	—	(488)	488	(1)
Comprehensive loss	$(14,558)	$(29,634)	$15,076	(50.8)%

(1)           Not meaningful.

Total Revenues.   Total revenues increased 5.8% to $201.2 million for the nine months ended September 30, 2006 compared to $190.2 million for the nine months ended September 30, 2005. RevPAR from our comparable Owned Hotels, excluding Delano which is under renovation, increased by 7.8% to $216 for the nine months ended September 30, 2006 compared to $200 for the same period in 2005. The components of RevPAR from our comparable Owned Hotels for the nine months ended September 30, 2006 and 2005 are summarized as follows:

	Year to Date
	September 30, 2006	September 30, 2005	Change ($)	Change (%)
Occupancy	81.9%	82.1%	—	(0.2)%
ADR	$264	$244	$20	8.2%
RevPAR	$216	$200	$16	7.8%

Rooms revenue increased 8.2% to $120.0 million for the nine months ended September 30, 2006 compared to $110.9 million for the nine months ended September 30, 2005, which is directly attributable to the increase in ADR and RevPAR shown above. The inclusion of Mondrian Scottsdale in the nine months ended September 30, 2006 accounts for $2.0 million of the $9.0 million increase. The remainder of the increase was driven by the Clift in San Francisco which produced RevPAR growth of 9.1% and the New York hotels which increased by 8.6% for the nine month period ending September 30, 2006 over the same nine month period ending September 30, 2005. This growth in the San Francisco market is attributable to an increased number of tourists and convention groups in San Francisco as travel has begun to return to the city after a weakened economy resulting from the fall of the dot.com businesses. The growth in the New York market is attributable to strong demand and low supply growth.

Food and beverage revenue increased 3.3% to $66.2 million for the nine months ended September 30, 2006 compared to $64.0 million for the nine months ended September 30, 2005. The inclusion of Mondrian Scottsdale in the nine months ended September 30, 2006 accounts for $1.5 million of the $2.1 million increase. The strongest food and beverage revenue growth was achieved at Royalton and Clift, which achieved growth of 8.8% and 7.0%, respectively. Our restaurants and bars are destinations in their own right, with a local customer base in addition to hotel guests; their revenue performance is driven by local market factors in the restaurant and bar business.

Other hotel revenue increased by 2.6% to $8.8 million for the nine months ended September 30, 2006 as compared to $8.6 million for the nine months ended September 30, 2005. The inclusion of Mondrian Scottsdale in the nine months ended September 30, 2006 resulted in a $0.2 million increase. Furthermore, an increase of approximately 11.2% was experienced in rents and other income. The increase in rents and other income is primarily due to a change in the management of the gift shop at Mondrian. In September 2005, Mondrian began operating the gift shop rather than leasing the space out to a third party. Therefore, revenues and expenses are recorded in 2006 as compared to lease income in 2005. This increase was offset by a 16.6% decline in telephone revenues due to the increased use of cell phones.

Management Fee—Related Parties.   During the first nine months of 2006 and 2005, management fee—related parties was comprised of continuing fee income from our contracts to manage our Joint Venture Hotels. The decrease of 6.7% to $6.3 million for the nine months ended September 30, 2006 from $6.8 million for the nine months ended September 30, 2005 is related to management fees recognized in 2005 for the management of the Gramercy Park Hotel. This management agreement was terminated in June 2005.

Operating Costs and Expenses

Rooms expense increased 7.4% to $31.5 million for the nine months ended September 30, 2006 compared to $29.4 million for the nine months ended September 30, 2005. The inclusion of Mondrian Scottsdale in the nine months ended September 30, 2006 accounts for the $0.9 million of the $2.2 million increase. The remainder of the increase was primarily attributed to increased rooms expenses at Mondrian and Royalton. The increases at Mondrian and Royalton were primarily due to additions to front office support and housekeeping services in 2006. Additionally, Delano experienced a decline of 5.0% in rooms expenses as a result of the ongoing rooms renovation.

Food and beverage expense increased 6.8% to $43.0 million for the nine months ended September 30, 2006 compared to $40.3 million for the nine months ended September 30, 2005. The inclusion of Mondrian Scottsdale in the nine months ended September 30, 2006 accounts for $1.3 million of the $2.7 million increase. The remaining increase is primarily due to the phase-in of union pay and benefit rates at Hudson, where food and beverage expenses increased by 12.0% for the nine months ended September 30, 2006 as compared to the same period in 2005.

Other departmental expense increased 2.8% to $3.1 million for the nine months ended September 30, 2006 compared to $3.0 million for the nine months ended September 30, 2005, primarily due to the inclusion of Mondrian Scottsdale in the nine months ended September 30, 2006.

Hotel selling, general and administrative expense increased 6.5% to $40.6 million for the nine months ended September 30, 2006 compared to $38.1 million for the nine months ended September 30, 2005. The inclusion of Mondrian Scottsdale in the nine months ended September 30, 2006 accounts for $1.8 million of the $2.5 million increase. The remaining increase is primarily due to increased marketing, utility and repair and maintenance costs.

Property taxes, insurance and other expense increased 22.8% to $11.7 million for the nine months ended September 30, 2006 compared to $9.5 million for the nine months ended September 30, 2005, due to increases in property insurance premiums which have been prevalent throughout the industry, and increases in real estate taxes for Hudson, Clift and Delano, which were the result of valuation reassessments in 2006 on all properties.

Stock-based compensation of $5.3 million was recognized for the nine months ended September 30, 2006 compared to $0 for the nine months ended September 30, 2005. In connection with the completion of our initial public offering in February 2006, the board of directors of the Company adopted a stock incentive plan which provides for the issuance of stock-based incentive awards, including incentive stock options, non-qualified stock options, stock appreciation rights, shares of common stock of the Company, including restricted stock, and other equity-based awards, including LTIP Units or any combination of the foregoing. The Company has expensed granted stock-based compensation ratably over the vesting period in accordance with SFAS No. 123.

Other corporate expenses increased by 12.6% to $13.9 million for the nine months ended September 30, 2006 compared to $12.4 million for the nine months ended September 30, 2005. This increase is due primarily to increased costs of being a public company such as directors’ and officers’ insurance and board of directors fees.

Depreciation and amortization decreased 24.5% to $15.3 million for the nine months ended September 30, 2006 compared to $20.3 million for the nine months ended September 30, 2005. Many of our assets, including furniture, fixtures and equipment, are depreciated over five years, and a portion of these assets became fully depreciated during 2005.

Interest Expense, net.   Interest expense, net decreased 40.2% to $35.5 million for the nine months ended September 30, 2006 compared to $59.5 million for the nine months ended September 30, 2005. The $23.9 million decrease in interest expense, net was due to:

•       decreased interest expense, including prepayment fees, of $17.6 million resulting from the February 2006 payoff of mortgage and mezzanine debt secured by five of our wholly-owned hotels as part of the Formation and Structuring Transactions;

•       decreased amortization of deferred financing costs, including the write-off of costs associated with the repaid loans, of $4.7 million due to the February 2006 payoff of mortgage and mezzanine debt secured by five of our wholly-owned hotels as part of the Formation and Structuring Transactions;

•       an increase in the value of the interest rate cap, which does not qualify for hedge accounting treatment under SFAS No. 133, resulting in a decrease in interest expense of $1.1 million. This interest rate cap agreement commenced in September 2005;

•       a decrease in the interest expense of $0.9 million recognized on the preferred equity in Clift due NorthStar and related accrued interest which was fully paid off in February 2006 with proceeds from the IPO;

•       an increase in interest expense of $0.8 million related to the credit facility which the Company entered into as part of the Formation and Structuring Transactions; and

•       an increase in interest expense of $0.7 million related to the issuance of trust junior subordinated notes.

Equity in (income) loss of unconsolidated joint venture was income of $1.5 million for the nine months ended September 30, 2006 compared to $4.6 million in losses for the nine months ended September 30, 2005. The income we recorded in the nine months ended September 30, 2006 related to our joint venture which owns the two hotels in London was $5.9 million more than the loss recorded for the same period in 2005. This is primarily due to the recovery of the London market from the terrorist attacks which occurred in July 2005. RevPAR at our London hotels rose by 17.7% in U.S. dollars and 19.4% in local currency.

The components of RevPAR from the Joint Venture Hotels for the nine months ended September 30, 2006 and 2005 are summarized as follows:

	Year to Date
	September 30, 2006	September 30, 2005	Change ($)	Change (%)
Occupancy	72.6%	68.6%	—	5.8%
ADR	$391	$370	$21	5.9%
RevPAR	$284	$254	$30	11.9%

Other non-operating (income) expense was an expense of $0.7 million was recognized for the nine months ended September 30, 2006 as compared to income of $1.3 million for the nine months ended September 30, 2005. For the nine months ended September 30, 2005, the other non-operating income relates to a gain on the sale of Hudson tax credits, which credits expired in December 2005. For the nine months ended September 30, 2006, the expense is primarily to due to expenses incurred in connection with the Shore Club litigation discussed in Note 7 of the consolidated/combined financial statements.

Income tax expense was $12.1 million for the nine months ended September 30, 2006 compared to $0.6 million for the nine months ended September 30, 2005 due primarily to the recording of a deferred tax liability as a result of difference in basis of assets and liabilities as part of the Formation and Structuring Transactions.

Liquidity and Capital Resources

The Company’s cash flow and existing cash and cash reserves should be sufficient to fund its working capital needs and renovation plans. The Company intends to finance pending and future acquisitions with equity partners and non-recourse mortgage debt. Furthermore, the Company plans to fund its equity component in new acquisitions with cash flow from operations, proceeds from the Company’s recent issuance of trust preferred securities and borrowings under its revolving credit line. Consistent with the Company’s capital investment strategy, the Company may consider accessing the significant equity in its existing hotels to finance further growth.

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

Recent Financing

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

On October 6, 2006, the Company refinanced the majority of its existing mortgage debt and its term loan with $370.0 million of new mortgage debt and increased its borrowing capacity by $100.0 million under a new revolving credit facility.

The new $370.0 million of mortgage financing consisting of separate loans secured by the Hudson and Mondrian in Los Angeles, matures in July 2010 with a one-year extension. The proceeds were used to retire $285.0 million of 5 Hotel Debt, which was secured by five hotels, and an $80.0 million unsecured term loan. The new loans bear interest at an interest rate of LIBOR plus 1.25%, versus a blended rate of LIBOR plus 1.55% on the previous loans. The Company has entered into interest rate protection agreements effectively fixing the LIBOR rate on the loans at approximately 5.0% through the maturity date.

Also on October 6, 2006, the Company entered into a new $225.0 million revolving credit facility and has terminated its prior $125.0 million facility. The new facility is available through July 2011 and is secured by three hotels. The interest rate currently is at LIBOR plus 1.35%, versus LIBOR plus 2.75% under the previous facility, and may vary based on the Company’s leverage level. Borrowing availability is determined based on a borrowing base test and is subject to certain covenant tests.

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

Liquidity Requirements

Our short-term liquidity requirements include working capital to fund our reserve accounts. Our reserve accounts consist of restricted cash that is swept by our lenders beginning on the ninth day of each month to fund monthly debt service payments, property, sales and occupancy taxes and insurance premiums of our hotels. After funding these reserve accounts, we fund operating expenses and our furniture, fixtures and equipment reserve (approximately 4% of total revenues).

Our long-term liquidity requirements consist primarily of funds necessary to pay for scheduled debt maturities, renovations, expansions and other non-recurring capital expenditures that need to be made periodically to our properties, and the costs associated with acquisitions of properties under contract and new acquisitions that we may pursue. Our long-term liquidity requirements are also affected by a potential liability to a designer for which we have accrued $6.5 million and the phase-out from July 2008 through July 2012 of approximately $2.9 million in annual benefits resulting from the property tax abatement at Hudson.

We anticipate spending $15.0 million to $17.0 million in 2006 which consists of the renovations of the newly acquired Mondrian Scottsdale and the Delano. The 2006 renovation amounts will be funded by cash reserves and the additional capacity under the Mondrian Scottsdale loan. We plan to renovate several of our existing properties over the next two years at an estimated cost of approximately $40.0 million.

Recent Transactions

In connection with the Company’s acquisition of the Hard Rock Hotel & Casino in Las Vegas and related assets, the Company posted a deposit which is non-refundable under certain circumstances, of $50.0 million in May 2006. Also related to the acquisition of the Hard Rock Hotel & Casino, the Company paid $11.5 million in fees to obtain a commitment from an affiliate of Credit Suisse for a $700.0 million credit facility to fund the acquisitions. On November 7, 2006 the Company entered into a definitive agreement with an affiliate of DLJ Merchant Banking Partners (“DLJMB”) under which DLJMB and the Company will form a joint venture into which DLJMB will invest up to $250.0 million in total equity in connection with the acquisition and development of the Hard Rock Hotel & Casino. This joint venture agreement is discussed further in Note 1 to the financial statements. The closing of the transactions is expected to occur no later than the first quarter of 2007 and is subject to regulatory approvals and other customary conditions.

In connection with our joint venture with Boyd Gaming Corporation (“Boyd”), we have agreed to contribute a total of $97.5 million to the joint venture once non-recourse project financing has been obtained (which we expect to obtain by June 30, 2008). Under our agreements, we expect to contribute to the joint venture $15.0 million to $17.5 million of the $97.5 million as part of predevelopment costs during 2006 and 2007. Additionally, we are required to make a $30.0 million deposit to Boyd upon consummation of the Hard Rock Hotel & Casino transaction which will be applied toward our capital contributions.

On August 2006, the Company entered into a 50/50 joint venture (the “South Beach Venture”) with an affiliate of Hudson Capital. The South Beach Venture will renovate and convert an apartment building on Biscayne Bay in South Beach Miami into a hotel operated under the Company’s Mondrian brand. The Company will operate Mondrian South Beach under a long-term incentive management contract. The South Beach Venture has acquired the existing building and land for a gross purchase price of $110.0 million. An initial equity investment of $15.0 million from each of the company and Hudson Capital was funded at closing. Additionally, the South Beach Venture has received financing of approximately $124.0 million at a rate of LIBOR plus 300 basis points. This loan matures in August 2009. The South Beach Venture expects to spend approximately $60.0 million on renovations.

Operating Activities.   Net cash provided by operating activities was $26.2 million for the nine months ended September 30, 2006 compared to $10.0 million for the nine months ended September 30, 2005. The increase is primarily due to lower interest costs.

Investing Activities.   Net cash used in investing activities amounted to $133.7 million for the nine months ended September 30, 2006 compared to $23.5 million for the nine months ended September 30, 2005. The increase in cash used in investing activities primarily relates to the acquisition of the Mondrian Scottsdale for $47.8 million and the deposit on the purchase of the Hard Rock Hotel & Casino of $50.0 million.

Financing Activities.   Net cash provided by financing activities amounted to $115.7 million for the nine months ended September 30, 2006 compared $24.3 million for the nine months ended September 30, 2005. In February 2006 and concurrent with the completion of our initial public offering, the Company paid down $294.2 million of long-term debt which included outstanding principal and interest (see Note 5 of the consolidated/combined financial statements), paid in full the preferred equity in Clift due to a related party of $11.4 million, which included outstanding interest, distributed $19.5 million to related parties and entered into an $80.0 million term loan which matures in 2009. We anticipate that the pay down of this indebtedness will result in savings on interest expense and increased cash flow in future periods. Also in 2006, we borrowed $35.0 million of debt to purchase the Mondrian Scottsdale, drew and subsequently repaid $50.0 million on our credit facility and received $50.0 million from the issuance of the trust preferred securities.

Debt

New Revolving Credit Agreement.   On October 6, 2006, the Company and certain of its subsidiaries entered into a revolving credit facility in the initial amount of $225.0 million, which includes a $50.0 million letter of credit sub-facility and a $25.0 million swingline sub-facility (the collectively, the “New Revolving Credit Agreement”), with Wachovia Capital Markets, LLC and Citigroup Global Markets Inc.

The amount available from time to time under the New Revolving Credit Agreement is also conditioned upon the amount of an available borrowing base calculated by reference to collateral described below. Initially, the available borrowing base is capped at approximately $64.0 million, but that amount may be increased up to $225.0 million at the Borrower’s option by increasing the amount of the mortgage on Delano granted by the Delano mortgaged lender (discussed below) and upon payment of the related additional recording tax. The available borrowing base as of the closing date (assuming an increase in the Delano mortgage and payment of the related additional recording tax) would be approximately $190.0 million. That availability may also be increased through procedures specified in the New Revolving Credit Agreement for adding property to the borrowing base and for revaluation of the property that constitutes the borrowing base.

The commitments under the New Revolving Credit Agreement terminate on October 5, 2011, at which time all outstanding amounts under the New Revolving Credit Agreement will be due and payable. There are no loans currently outstanding under the New Revolving Credit Agreement.  A subsidiary of the Company, Morgans Group LLC (the “Borrower”), may, at its option, with the prior consent of the Agent and subject to customary conditions, request an increase in the aggregate commitment under the New Revolving Credit Agreement to up to $350.0 million.

The interest rate per annum applicable to loans under the New Revolving Credit Agreement is a fluctuating rate of interest measured by reference to, at the Company’s election, either LIBOR or a base rate, plus a borrowing margin. LIBOR loans have a borrowing margin of 1.35% to 1.90% determined based on the Borrower’s total leverage ratio (with an initial borrowing margin of 1.35%) and base rate loans have a borrowing margin of 0.35% to 0.90% determined based on the Borrower’s total leverage ratio (with an initial borrowing margin of 0.35%). The New Revolving Credit Agreement also provides for the payment of a quarterly unused facility fee equal to the average daily unused amount for each quarter multiplied by 0.25%.

The New Revolving Credit Agreement requires the Borrower to maintain for each four-quarter period a total leverage ratio (total indebtedness to consolidated EBITDA) of no more than (1) 8.0 to 1.0 at any time prior to January 1, 2008, (2) 7.0 to 1.0 at any time during 2008, and (3) 6.0 to 1.0 at any time after December 31, 2008, and a fixed charge coverage ratio (consolidated EBITDA to fixed charges) of no less than 1.75 to 1.00 at all times. The New Revolving Credit Agreement contains negative covenants, subject in each case to certain exceptions, restricting incurrence of indebtedness, incurrence of liens, fundamental changes, acquisitions and investments, asset sales, transactions with affiliates and restricted payments, including, among others, a covenant prohibiting the Company from paying cash dividends on its common stock.

The New Revolving Credit Agreement provides for customary events of default, including failure to pay principal or interest when due, failure to comply with covenants, any representation proving to be incorrect, defaults relating to other indebtedness of at least $10,000,000 in the aggregate, certain insolvency and receivership events affecting the Company or its subsidiaries, judgments in excess of $5,000,000 in the aggregate being rendered against the Company or its subsidiaries, the acquisition by any person of 40% or more of any outstanding class of capital stock having ordinary voting power in the election of directors of the Company, and the incurrence of certain ERISA liabilities in excess of $5.0 million in the aggregate.

Obligations under the New Revolving Credit Agreement are secured by, among other collateral, a mortgage on Delano and the pledge of equity interests in the Borrower and certain subsidiaries of the Borrower, including the owners of Delano, Morgans and Royalton, as well as a security interest in other significant personal property (including trademarks and other intellectual property, reserves and deposits) relating to those hotels.

The New Revolving Credit Agreement is available on a revolving basis for general corporate purposes, including acquisitions. Also on October 6, 2006, the Company terminated its three-year revolving credit facility of $125.0 million which was entered into concurrently with the Company’s IPO in February 2006, which did not have any amounts outstanding at the time of its termination.

New Mortgage Agreement.   Also on October 6, 2006, subsidiaries of the Company entered into new mortgage financings with Wachovia Bank, National Association, as lender, consisting of two separate mortgage loans and a mezzanine loan. These loans, a $217.0 million first mortgage note secured by Hudson, a $32.5 million mezzanine loan secured by a pledge of the equity interests in the Company’s subsidiary owning Hudson, and a $120.5 million first mortgage note secured by Mondrian in Los Angeles (collectively, the “New Mortgages”), all mature on July 15, 2010.

The New Mortgages bear interest at a blended rate of 30-day LIBOR plus 125 basis points. The Company has the option of extending the maturity date of the New Mortgages to October 15, 2011. The Company maintains an interest rate cap for the amount of the New Mortgages at 4.25% through June 30, 2007 and has entered into forward starting swaps beginning on June 9, 2007 that will effectively fix the LIBOR rate on the debt under the New Mortgages at approximately 5.0% through the maturity date.

The prepayment clause in the New Mortgages permits the Company to prepay the New Mortgages in whole or in part on any business day, along with a spread maintenance premium (equal to the amount of the prepayment multiplied by the applicable LIBOR margin multiplied by the ratio of the number of months between the prepayment date and October 31, 2007 divided by 12).

The New Mortgages prohibit the incurrence of additional debt on Hudson and Mondrian in Los Angeles.

The New Mortgages require the Company’s subsidiary borrowers to fund reserve accounts to cover monthly debt service payments. Those subsidiary borrowers are also required to fund reserves for property, sales and occupancy taxes, insurance premiums, capital expenditures and the operation and maintenance of those hotels. Reserves are deposited into restricted cash accounts and are released as certain conditions are met. The Company’s subsidiary borrowers are not permitted to have any liabilities other than certain ordinary trade payables, purchase money indebtedness and capital lease obligations.

Furthermore, the subsidiary borrowers are not permitted to incur additional mortgage debt or partnership interest debt. In addition, the New Mortgages do not permit (1) transfers of more than 49% of the interests in the subsidiary borrowers, Morgans Group LLC or the Company or (2) a change in control of the subsidiary borrowers or in respect of Morgans Group LLC or the Company itself without, in each case, complying with various conditions or obtaining the prior written consent of the lender.

The New Mortgages provide for events of default customary in mortgage financings, including, among others, failure to pay principal or interest when due, failure to comply with certain covenants, certain insolvency and receivership events affecting the subsidiary borrowers, Morgans Group LLC or the Company, and breach of the encumbrance and transfer provisions. In the event of a default under the New Mortgages, the lender’s recourse is limited to the mortgaged property, unless the event of default results from an insolvency, a voluntary bankruptcy filing or a breach of the encumbrance and transfer provisions, in which event the lender may also pursue remedies against Morgans Group LLC.

Proceeds from the New Mortgages were applied to repay $285.0 million of outstanding mortgage debt under the Company’s 5 Hotel Debt described above, to repay $80.0 million of indebtedness under the Company’s term loan, also described above, and to pay fees and expenses in connection with these financings.

After repayment of the mortgage debt under the Company’s 5 Hotel Debt and the term loan, each of those facilities was terminated.

5 Hotel Debt.   At September 30, 2006, our debt consisted primarily of mortgage notes payable in the amount of $285.0 million secured by five hotels (the “5 Hotel Debt”). The 5 Hotel Debt bore interest at a blended rate of the 30-day LIBOR rate (5.4% at September 30, 2006) plus 100 basis points.

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

The 5 Hotel Debt contains certain covenants including debt service coverage requirements. The debt service coverage covenant requires that the adjusted net cash flow of the hotels, as defined, must not be less than 1.05 times the debt balance multiplied by an imputed interest rate of 8.68%. The debt service coverage ratio increases each year, reaching 1.15 in July 2009. As of September 30, 2006 we were in compliance with the debt service coverage covenants.

Credit Facility and Term Loan.   Concurrent with our initial public offering in February 2006, our operating company, Morgans Group LLC, entered into a three-year revolving credit facility of $125.0 million, with an option to add one or more incremental revolving loan facilities of up to $25.0 million. The credit facility was available to us on a revolving basis for general corporate purposes, including acquisitions. As of September 30, 2006, nothing was outstanding on this credit facility. This credit facility was terminated upon entering into the New Revolving Credit Agreement on October 6, 2006.

The revolving credit facility was unconditionally guaranteed by Morgans Hotel Group Co., three direct or indirect wholly-owned subsidiaries of Morgans Group LLC (MMRDH Parent Holding Company LLC, MMRDH Junior Mezz Holding Company LLC and MMRDH Intermediate Mezz Holding Company LLC), which we refer to as the Guarantors, and MHG Management Company.

In connection with the Formation and Structuring Transactions of our initial public offering, in February 2006 Morgans Hotel Group Co. assumed Morgans Hotel Group LLC’s guarantee of the MHG Management Company secured three-year term loan facility of $80.0 million. The term loan facility was unconditionally guaranteed by the Guarantors and Morgans Group LLC. The term loan facility amortized in equal quarterly installments in an amount equal to 0.25% of the original principal amount, commencing with the third quarter of 2006, with the balance payable at the final maturity.

The interest rate per annum applicable to the loans is a fluctuating rate of interest measured by reference to, at our election, either adjusted LIBOR or an alternative base rate, plus a borrowing margin. Alternative base rate loans will have an initial borrowing margin of 1.0%. Adjusted LIBOR loans will have an initial borrowing margin of 2.0%. If we had not provided the requested pledges referred to above by April 1, 2006, the margin on alternative base rate loans and adjusted LIBOR loans will increase by 1.5% until we provide the requested pledges. As of October 6, 2006, when the credit facility and term loan were terminated and repaid, we had not received the requested pledges.

The facilities required us to maintain for each four-quarter period an adjusted debt to adjusted EBITDA ratio of no more than 6.5x, an adjusted EBITDA to fixed charges ratio of no less than 2.0x, and a senior secured indebtedness to adjusted EBITDA ratio of not more than 5.0x. The facilities contained a covenant prohibiting us from paying dividends on our common stock. The Company was in compliance with its covenants as of September 30, 2006.

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

The Note agreement requires that the Company maintain a fixed charge coverage ratio, as defined, of 1.4 to 1.0 and prohibits the Company from issuing subordinate debt through February 4, 2007. As of September 30, 2006, the Company was in compliance with the covenants of the Note agreement.

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

Capital Expenditures and Reserve Funds

We are obligated to maintain reserve funds for capital expenditures at our hotels as determined pursuant to our debt and lease agreements. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. Our debt and lease agreements require us to reserve funds at amounts equal to 4% of the hotel’s revenues and require the funds to be set aside in restricted cash. In addition, the restaurant joint ventures require the ventures to set aside restricted cash of between 2% to 4% of gross revenues of the restaurant. As of September 30, 2006, $8.7 million was available in restricted cash reserves for future capital expenditures. In addition, under our prior loan agreements, as of September 30, 2006, we had funded a $11.3 million reserve for major capital improvements which was reduced to $5.0 million under the New Mortgage Debt.

As a result of the October 6, 2006 financing and related to the New Mortgages, the lenders require the Company’s subsidiary borrowers to fund reserve accounts to cover monthly debt service payments. Those subsidiary borrowers are also required to fund reserves for property, sales and occupancy taxes, insurance premiums, capital expenditures and the operation and maintenance of those hotels. Reserves are deposited into restricted cash accounts and are released as certain conditions are met. The Company’s subsidiary borrowers are not permitted to have any liabilities other than certain ordinary trade payables, purchase money indebtedness and capital lease obligations.

We plan to renovate several of our properties over the next two years at an estimated cost of approximately $40.0 million. We expect to spend additional amounts during 2006 and 2007 on pre-development of Delano Las Vegas and Mondrian Las Vegas ($15.0 million to $17.5 million). The majority of our capital expenditures at our existing hotels are expected to be funded from our restricted cash and reserve accounts and the additional capacity under the Scottsdale Mondrian loan. Our capital expenditures could increase if we decide to acquire, renovate or develop hotels or additional space at existing hotels.

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

On February 22, 2006, subsequent to our initial public offering, we entered in to an interest rate forward starting swap that effectively fixes the interest rate on $285.0 million of debt from June 2007 through June 2010. This derivative qualifies for hedge accounting treatment per SFAS No. 133 and accordingly, the change in fair value of this instrument is recognized in other comprehensive income.

In connection with the Company’s October 6, 2006 New Mortgages (defined and discussed above), the Company  entered into an $85.0 million interest rate swap that will effectively fix the LIBOR rate on the $85.0 million of debt at approximately 5.0% with an effective date of July 9, 2007 and a maturity date of July 15, 2010. This swap has been designated as a cash flow hedge and qualifies for hedge accounting treatment in accordance with SFAS No. 133.

Off-Balance Sheet Arrangements

We own interests in two hotels through a 50/50 joint venture known as Morgans Hotel Group Europe Limited with Burford Hotels Limited, a wholly-owned subsidiary of Thayer Group Limited.

Morgans Hotel Group Europe Limited owns two hotels located in London, England, St Martins Lane, a 204-room hotel, and Sanderson, a 150-room hotel. Net income or loss and cash distributions or contributions are allocated to the partners in accordance with ownership interests. At September 30, 2006, our book investment in Morgans Hotel Group Europe Limited was $8.6 million. We account for this investment under the equity method of accounting. Our equity in income or loss of the joint venture amounted to income of $0.5 million and loss of $1.1 million for the three months ended September 30, 2006 and 2005, respectively, and income of $0.4 million and a loss of $3.9 million for the nine months ended September 30, 2006 and 2005, respectively.

Under a management agreement with Morgans Hotel Group Europe Limited, we earn management fees and a reimbursement for allocable chain service and technical service expenses. The management fees are equal to 4.0% of total hotel revenues, including food and beverage, the reimbursement of allocable chain expenses are currently recovered at approximately 2.5% of hotel revenues excluding food and beverage and the technical services fees are a recovery of project specific costs. We also are entitled to an incentive management fee and a capital incentive fee. We did not earn any incentive fees during the nine months ended September 30, 2006 and 2005.

On July 27, 2006, our joint venture partner in ownership of our London hotels, Burford Hotels Limited (“Burford”), has sent the Company a notice purporting to exercise rights under the buy/sell provision of the joint venture agreement (the “Notice”). Burford alleges in the Notice that the parties to the joint venture agreement are unable to reach agreement with regard to a major decision and that, as a result, Burford has the right to exercise such rights. The Notice sets forth an offer by Burford to buy all of our shares in the joint venture entity. If the Company elects not to sell our shares we are obligated to buy Burford’s shares in the joint venture entity (Morgans Hotel Group Europe Limited) at the price stated in the Notice. The Notice states that this offer is open for acceptance by the Company for 180 days from the date of the service of the Notice. The Company is currently reviewing its alternatives with respect to its response to the Notice.

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

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Some of our outstanding debt has a variable interest rate. As described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Derivative Financial Instruments” above, we use some derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of September 30, 2006, our total outstanding debt, including capitalized lease obligations, was approximately $546.5 million, of which approximately $400.9 million, or 73.4%, was variable rate debt. Our interest rate cap agreement caps LIBOR at 4.25% and expires in July 2007. An increase or a decrease in market rates of interest of 1.0%, or 100 basis points, will not impact the fair value of our variable rate debt. If market rates of interest increase by 1.0%, or approximately 100 basis points, the fair value of our fixed rate debt would decrease by approximately $9.6 million. If market rates of interest decrease by 1.0%, or approximately 100 basis points, the fair value of our fixed rate debt would increase by $12.4 million.

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

Item 4.                        Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on management’s evaluation, including the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures (as defined in Exchange Act Rules 13-15(e) and 15d-15(e)) are effective as of September 30, 2006. There has been no change to our internal control over financial reporting during the quarter ended September 30, 2006 identified in connection with this evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                        Legal Proceedings.

Shore Club Litigation—New York State Action

The Company is currently involved in litigation regarding the management of Shore Club. In 2002, the Company, through a wholly-owned subsidiary, invested in Shore Club and the Company’s management company, MHG Management Company, took over management of the property. The management agreement expires in 2022. For the year ended December 31, 2002 (reflecting six months of data based on information provided to us and not generated by us and six months of operations after MHG Management Company took over management of Shore Club in July 2002), Shore Club had an operating loss and its owner, Philips South Beach LLC, was in dispute with its investors and lenders. After the Company took over management of the property, the financial performance improved and Shore Club had operating income in 2004. The Company believes this improvement was the direct result of our repositioning and operation of the hotel. This improved performance has continued. In addition, during the fourth quarter of 2005, the debt on the hotel was refinanced.

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

The remedies sought by Philips South Beach LLC include (a) termination of the management agreement without the payment of a termination fee to us, (b) a full accounting of all of the affairs of Shore Club from the inception of the management agreement, (c) at least $5.0 million in compensatory damages, (d) at least $10.0 million in punitive damages, and (e) attorneys’ fees, interest, costs and disbursements.

The Company believes that it has abided by the terms of the management agreement. The Company believes that Philips South Beach LLC has filed the lawsuit as part of a strategy to pressure us to renegotiate our management agreement with respect to the Shore Club.

On August 1, 2006, the judge granted our motion to dismiss Philips South Beach LLC’s causes of action for breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, breach of good faith and fair dealing, and unjust enrichment. The judge also struck all claims for punitive damages. Philips South Beach LLC filed a notice of appeal, and we filed a notice of cross-appeal, though neither has been perfected. Philips South Beach LLC has filed an amended complaint adding other punitive damages which we have moved to dismiss. We have answered the amended complaint, denying all substantive allegations and asserting various affirmative defenses.

The Company intends to continue to pursue this litigation vigorously. Although we cannot predict the outcome of this litigation, on the basis of current information, we do not expect that the outcome of this litigation will have a material adverse effect on our financial condition, results of operations or liquidity.

Shore Club Litigation—Florida State Action

On April 17, 2006, MHG Management Company and a related subsidiary of the Company filed a lawsuit in Florida state court against Philip Pilevsky and individuals and entities associated with Mr. Pilevsky (the “Pilevsky parties”), charging them with tortious interference with the 20-year exclusive management agreement that MHG Management Company holds for Shore Club, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and tortious interference with actual and prospective business and economic relations, in part as an attempt to break or renegotiate the terms of the management agreement.

On July 13, 2006, the judge issued an order denying defendants’ motion to stay and for a protective order based on the pendency of the Shore Club litigation in New York. An appeal of that order is pending. No discovery is proceeding until at least mid-November 2006, subject to the resolution of that appeal. Defendants have moved to dismiss on jurisdictional and substantive grounds.

Century Operating Associates Litigation

On March 23, 2006, Century Operating Associates filed a lawsuit in New York state court naming several defendants, including the Company, Morgans Hotel Group LLC, and Messrs. Scheetz and Hamamoto. The lawsuit alleges breach of contract, breach of fiduciary duty and a fraudulent conveyance in connection with the structuring transactions that were part of the Company’s initial public offering, and the offering itself. In particular, the lawsuit alleges that the transactions constituted a fraudulent conveyance of the assets of Morgans Hotel Group LLC, in which Century Operating Associates allegedly has a non-voting membership interest, to the Company. The plaintiff claims that the defendants knowingly and intentionally structured and participated in the transactions in a manner designed to leave Morgans Hotel Group LLC without any ability to satisfy its obligations to Century Operating Associates.

The remedies sought by Century Operating Associates include (a) Century Operating Associates’ distributive share of the initial public offering proceeds and (b) at least $13.5 million in compensatory damages, (c) at least $17.5 million in punitive damages, and (d) attorneys’ fees and expenses.

On July 6, 2006, the judge granted the Company’s motion to dismiss it from the case. Century Operating Associates has filed an amended complaint, re-asserting claims against the Company, including a new claim for aiding and abetting breach of fiduciary duty, and adding claims against a new defendant, Morgans Group LLC. We have moved to dismiss all claims against the Company and Morgans Group LLC, and certain claims against certain other defendants. We have answered the amended complaint (except as to the Company and Morgans Group LLC, and as to these claims as to which we have moved to dismiss), denying all substantive allegations and asserting various affirmative defenses.

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

Additionally, the transaction is highly leveraged and the Company currently has substantial debt. Although the Company has entered into an agreement to form a joint venture with an affiliate of DLJ Merchant Banking Partners (“DLJMB”) whereby DLJMB will contribute an aggregate of $100.0 million of the equity to be used to fund the acquisition in exchange for a two-thirds equity interest in the joint venture, which joint venture will own, manage, renovate and develop the various operating assets, land and intellectual property assets of the Hard Rock Hotel & Casino, there can be no assurance the Company will be successful in consummating such joint venture.

Since the Company will not be a Nevada-licensed gaming operator at closing, it will be required by Nevada law to lease the casino to a casino operator on market terms, and the Company is prohibited from participating in casino revenue until it obtains a gaming license. The Company has entered into a definitive lease agreement with an affiliate of Golden Gaming, Inc. for general management services for all gaming and related activities within the Hard Rock Hotel & Casino for a period of up to two years, which lease will commence immediately upon the closing of the acquisition. However, the commencement of the lease is subject to customary conditions, including obtaining necessary gaming approvals. Since obtaining the required gaming approvals and entering into a lease arrangement with a licensed gaming operator is a condition to the closing of the transaction, the Company’s failure to obtain such approval or to consummate a leasing arrangement with the Golden Gaming affiliate or another licensed casino operator would be deemed a breach of the Agreement and Plan of Merger, which breach would result in the Company’s forfeit of its $50.0 million deposit and the acquisition would not be consummated.

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

November 9, 2006	MORGANS HOTEL GROUP CO.

	BY:	/s/ W. EDWARD SCHEETZ

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

November 9, 2006	MORGANS HOTEL GROUP CO.

	BY:	/s/ RICHARD SZYMANSKI