Form 10-K
period 2006-12-31
Morgans Hotel Group Co.
filed 2007-03-30
CIK 1342126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

(212) 277-4100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerate filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $521,260,000, based on a closing sale price of $15.56 as reported on the NASDAQ Global Market (formerly the NASDAQ National Market) on June 30, 2006.

As of March 29, 2006, the registrant had issued and outstanding 32,127,532 shares of common stock, par value $0.01 per share.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments and financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. References to “we,” “our” and the “Company” refer to Morgans Hotel Group Co. together in each case with our consolidated subsidiaries and any predecessor entities unless the context suggests otherwise.

The forward-looking statements contained in this Annual Report on Form 10-K reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. The factors that could cause actual results to differ materially from expected results include changes in economic, business, competitive market and regulatory conditions. Important risks and factors that could cause our actual results to differ materially from any forward-looking statements include, but are not limited to:

•       the risks discussed in this Annual Report on Form 10-K in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•       downturns in economic and market conditions, particularly levels of spending in the business, travel and leisure industries;

•       hostilities, including future terrorist attacks, or fear of hostilities that affect travel;

•       risks related to natural disasters, such as earthquakes and hurricanes;

•       risks associated with the acquisition, development and integration of properties;

•       the seasonal nature of the hospitality business;

•       changes in the tastes of our customers;

•       increases in real property tax rates;

•       increases in interest rates and operating costs;

•       the impact of any material litigation;

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

PART I

ITEM 1                   BUSINESS

Overview

Morgans Hotel Group Co. is a fully integrated hospitality company that operates, owns, acquires, develops and redevelops boutique hotels in gateway cities and select resort markets in the United States and Europe. Over our 22 year history, we have gained experience operating in a variety of market conditions. At December 31, 2006, we owned or partially owned and managed a portfolio of luxury hotel properties in New York, Miami, Los Angeles, Scottsdale, San Francisco and London, comprising over 2,700 rooms. Each of our wholly-owned hotels was acquired and renovated by us and designed by a world-renowned designer.

Unlike traditional brand-managed or franchised hotels, boutique hotels provide their guests with what we believe is a distinctive lodging experience. Each of our hotels has a personality specifically targeted to reflect the local market environment and features modern, sophisticated design that includes critically acclaimed public spaces; popular “destination” bars and restaurants; and highly personalized service. Significant media attention has been devoted to our hotels which we believe is as a result of their distinctive nature, renowned design, dynamic and exciting atmosphere, celebrity guests and high-profile events. We believe that the Morgans Hotel Group brand, and each of our individual property brands are synonymous with style, innovation and service. We believe this combination of lodging and social experiences, and association with our brands, increases our occupancy levels and pricing power.

We were incorporated as a Delaware corporation in October 2005 and completed our initial public offering of common stock on February 17, 2006 (the “IPO”). As of December 31, 2006, we owned:

•       seven hotels located in New York, Miami, Los Angeles, San Francisco and Scottsdale, comprising approximately 2,100 rooms (the “Owned Hotels”);

•       a building adjacent to our Delano hotel in Miami, which we intend to convert into a new hotel with guest facilities;

•       a 50% interest in two hotels in London, comprising approximately 350 rooms, and a 7% interest in the 300 room Shore Club in Miami, all of which we also manage (the “Joint Venture Hotels”); and

•       a 50% interest in an apartment building on Biscayne Bay in Miami, which we are redeveloping and have rebranded under our Mondrian brand as a hotel and condominium project under the name Mondrian South Beach Hotel Residences (“Mondrian South Beach”).

Corporate Strategy

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

Internal Growth.   We believe our portfolio is poised for internal growth driven by continued industry-wide growth, selected renovation and expansion projects, and operational and technology infrastructure initiatives.

Well Positioned to Benefit from Industry-wide Growth.   According to Smith Travel Research, the hospitality industry has experienced sustained revenue per available room, or RevPAR growth at historically high levels. Rebounding economic growth and corporate profits coupled with historically low levels of new supply generated 2006 RevPAR growth of 7.5% for the industry and 11.7% for the luxury segment. Additionally, the Company’s hotels are located in key gateway markets where RevPAR growth has exceeded industry averages with New York at 12.8%, San Francisco at 11.9%, Los Angeles at 10.3% and Miami at 8.1%.

Targeted Renovations and Expansions.   We have targeted and are pursuing a number of specific renovation and expansion projects throughout our portfolio that we believe will increase our appeal to potential guests and generate increased revenue at our properties. These projects also include utilization of unused space, room refurbishments and upgrades, reconfiguration of public areas with the addition of amenities and revenue drivers, such as health clubs, meeting spaces and retail shops in certain properties. For example, during 2006, we completed approximately 70% of the Delano Miami room renovation projects and began a complete renovation of guest rooms, common areas and the restaurant and bars at the newly purchased Mondrian Scottsdale, which was completed in January 2007. During 2007 and 2008, we expect to begin room renovation projects, including technology upgrades, at Mondrian Los Angeles, Royalton and will complete the remaining 30% of the room renovation and renovate the spa at Delano Miami. We also are planning renovation of the lobby at Royalton, and are undertaking expansion projects at St. Martins Lane to include a new bar. We continuously evaluate alternative uses throughout our portfolio including residential conversion and other opportunities.

Operational and Infrastructure Initiatives.   We strive to implement state-of-the-art operational systems and apply best practices to maximize synergies at the portfolio level. Within the past few years, we have launched a number of operational and technology initiatives that are expected to result in revenue growth, significant improvements in our operating costs and efficiencies, an improved guest experience and an enhanced ability to market to our customers’ specific lodging needs. Recent initiatives include centralization of our telephone reservations office, centralization of our computer reservations systems, utilization of a proprietary revenue management system, globalization of our sales system, and deployment of a company-wide customer relationship management system. For example, our corporate website, which was launched in July 2002, generated approximately 10.2% and 11.7% of our total bookings and approximately 11.0% and 13.7% of our total rooms revenue in 2005 and 2006, respectively. Our historical results of operations do not reflect the full benefits of these recently implemented measures.

External Growth.   We believe we are poised for external growth that will be driven by growth in major metropolitan markets and select resort locations as we extend our hotel, restaurant and bar brands. We intend to be flexible with respect to transaction structures and real estate requirements as we grow our business.

Target Markets.   We intend to base our decisions to enter new markets on a number of criteria, with a focus on markets that attract affluent travelers who value a distinctive and sophisticated atmosphere and outstanding service. Specifically, we target key gateway destinations for both domestic and foreign travelers that attract both business and leisure travelers as well as select resort markets. We believe Las Vegas and Scottsdale, where we have a planned development project and have completed hotel purchases, are examples of such markets. See “—2006 Transactions” and “—Recent Developments”. Consistent with our prior expansion activities, we will continue to seek to grow in markets with multiple demand drivers and high barriers to entry, including:

•       Major North American metropolitan markets with vibrant urban locations, including existing markets such as New York, Miami and Los Angeles and new markets such as Chicago, Boston, and Washington, DC;

•       Select resort locations such as Hawaii, the Caribbean/Bahamas and Mexico; and

•       Key European destinations that we believe offer a similar customer base as our established United States and United Kingdom markets, such as Paris and Milan.

Brand Extensions.   We believe that our existing brand portfolio has considerable development potential. Many of our brands, including hotel brands such as Delano, Mondrian, Hudson and Royalton, and restaurant and bar brands such as Asia de Cuba and Skybar, may be extended to other hotels, restaurants and bars in our existing and new markets. For example, during 2006, we re-branded the James Hotel Scottsdale, described under “—2006 Transactions—Purchase of Mondrian Scottsdale”, as Mondrian Scottsdale and have launched Asia de Cuba and Skybar at the hotel. Similarly, we believe our brand portfolio improves our ability to secure joint ventures and management agreements with third parties. We also believe that, based on market trends, we may have new growth opportunities through the extension of our brands into condominium development and other residential projects, including condominiums or apartments with hotel services provided, condominiums that may be contributed to a hotel rental pool when not occupied by the owner, or otherwise. For example, Boyd Gaming Corporation (“Boyd”) chose our Delano and Mondrian brands and our management team for a portion of its Echelon Place development in Las Vegas. See “—Recent Developments—Development of Delano Las Vegas and Mondrian Las Vegas—Echelon Project”. Furthermore, we believe we have additional brand extension opportunities outside the hospitality and real estate industries, such as selective retail product placement opportunities.

Flexible Business Model.   We intend to be flexible with respect to transaction structures and real estate requirements as we grow our business. We will pursue attractive acquisition, joint venture and other opportunities as they arise. As we pursue these opportunities, we will place significant emphasis on securing a meaningful percentage of any equity growth or a significant total dollar return on investment. The acquisition market and the specifics of any particular deal will influence each transaction’s structure. Our flexibility should allow us greater access to strategically important hotels and other opportunities. Joint ventures with management agreements should provide us with enhanced return on investment through management and other fee income and access to strategically important hotels and other opportunities. For example, we have demonstrated our ability to partner effectively through, among others, our restaurant joint venture with Jeffrey Chodorow and the joint venture structures through which we own our interests in St. Martins Lane, Sanderson and Shore Club. See “—Management and Operations of Our Portfolio—Restaurant Joint Ventures.”

We also believe we have a proven track record of expansion into new regions, new types of markets, international operations and operations in larger formats. We believe that this demonstrated acquisition expertise gives us a broad range of possible options with respect to future development. Moreover, we believe our flexibility with respect to the physical configuration of buildings gives us more options to grow in any given market as compared to many of our competitors who require very particular specifications so their hotels will all look the same. In addition, the destination nature of our hotels has enabled us in the past to acquire assets in locations that are less established and, therefore, more attractively priced, due to our ability to create a destination hotel rather than be located directly adjacent to existing popular destinations.

2006 Transactions

Development of Delano Las Vegas and Mondrian Las Vegas—Echelon Project.   On January 3, 2006, the Company entered into a limited liability company agreement with Echelon Resorts Corporation (“Echelon”), a subsidiary of Boyd, through which it will develop, as 50/50 owners, Delano Las Vegas and Mondrian Las Vegas, both of which are expected to open in 2010. Delano Las Vegas is expected to include 600 guest rooms and suites and feature a nightclub, spa, lobby bar and restaurant, and a private pool and recreation area. Mondrian Las Vegas is expected to include 1,000 guest rooms and suites and feature a distinctive bar and restaurant, meeting and conference space, and a private pool and recreation area. We expect to open Delano Las Vegas and Mondrian Las Vegas concurrently with the opening of Echelon Place in early 2010.

Echelon Place is the planned redevelopment of the 63-acre Las Vegas Strip property on which the Stardust Resort & Casino was previously located. In addition to Delano Las Vegas and Mondrian Las Vegas, Echelon Place is expected to include the Echelon Resort, with approximately 3,300 guest rooms and suites, The Shangri-La Las Vegas Hotel, with approximately 400 guest rooms and suites, the Las Vegas ExpoCenter at Echelon Place, over 350,000 square feet of shopping, dining, nightlife and cultural space within the Retail Promenade, and a 140,000 square foot casino. We will not own or have any interest in any of these other properties.

After certain milestones in the joint venture development process have been met, the Company is expected to complete its contribution of approximately $97.5 million in cash and Echelon will contribute approximately 6.5 acres of land to the joint venture. It is expected that these contributions will be completed by June 30, 2008, as part of pre-development. All further contributions will be made pro rata, although the Company and Echelon may be individually responsible for certain cost overruns. In addition, the Company and Echelon will jointly seek to arrange non-recourse project financing for the development of Delano Las Vegas and Mondrian Las Vegas. The joint venture will be dissolved if the project financing is not obtained by June 30, 2008. In February 2007, the Company borrowed $30.0 million on its credit facility to make a required deposit for the project toward our total funding. We anticipate contributing another $20.0 million in 2007 for pre-development which will be applied toward our capital contributions.

Initial Public Offering.   As discussed in “Corporate Structure” below, the Company completed its IPO in February 2006.

Purchase of a building adjacent to Delano Miami.   On January 24, 2006, the Company acquired a building adjacent to Delano Miami for approximately $14.3 million. The Company intends to convert this property into a hotel with guest facilities, utilizing the Delano Miami operating infrastructure.

Purchase of Mondrian Scottsdale.   The purchase of the James Hotel Scottsdale was completed on May 3, 2006 for approximately $47.8 million. Subsequent to the purchase, the hotel was re-branded as Mondrian Scottsdale and underwent a renovation of the guest rooms, public space, restaurant and bars. This renovation was completed in January 2007.

Issuance of Notes to a Subsidiary Trust Issuing Preferred Securities.   On August 4, 2006, our newly established trust subsidiary, MHG Capital Trust I (the “Trust”), issued, in a private placement, $50.0 million of trust preferred securities. The sole assets of the Trust consist of $50.1 million of junior subordinated notes (the “Notes”) due October 30, 2036 issued by the Company’s operating partnership and guaranteed by us. The proceeds of the issuance of the Notes were used to repay the Company’s existing credit line and to fund the equity contribution on Mondrian South Beach with the remainder available for general corporate purposes. These trust preferred securities and the Notes both have a 30-year term, ending October 30, 2036, and bear interest at a fixed rate of 8.68% for the first ten years, ending October 2016, and thereafter will bear interest at a floating rate based on the three-month LIBOR plus 3.25%. These securities are redeemable by the Trust at par beginning on October 30, 2011.

Purchase of Mondrian South Beach and the South Beach Venture.   On August 8, 2006, the Company entered into a 50/50 joint venture (the “South Beach Venture”) with an affiliate of Hudson Capital, a real estate private investment firm. The South Beach Venture will renovate and convert an apartment building on Biscayne Bay in South Beach Miami into a hotel operated under the Company’s Mondrian brand. The South Beach Venture is also in the process of selling condominium units within the hotel. The Company will operate Mondrian South Beach under a long-term incentive management contract. The South Beach Venture has acquired the existing building and land for a gross purchase price of $110.0 million. An initial equity investment of $15.0 million from each of the Company and Hudson Capital was funded at closing and the joint venture borrowed $124.0 million for the acquisition and renovation.

Debt Refinancing.   In October 2006, the Company refinanced the majority of its existing mortgage debt and its term loan with $370.0 million of new mortgage debt and increased its borrowing capacity by $100.0 million under a new revolving credit facility, while lowering the cost of its debt capital.

The new $370.0 million of mortgage financing matures in July 2010 with a one-year extension and consists of a $250 million loan on Hudson and a $120 million loan on Mondrian in Los Angeles. The proceeds were used to retire $285.0 million of mortgage debt which was secured by five hotels and an $80.0 million unsecured term loan. The new loans bear interest at an interest rate of LIBOR plus 1.25%, versus a blended rate of LIBOR plus 1.55% on the previous loans. The Company has entered into interest rate protection agreements effectively fixing the LIBOR rate on the loans at 5.0%, which is below current floating rates.

The Company has also entered into a new $225.0 million revolving credit facility and has terminated its prior $125.0 million facility. The new facility is available through July 2011 and is secured by three hotels. The interest rate currently is at LIBOR plus 1.35%, versus LIBOR plus 2.75% under the previous facility, and may vary based on the Company’s leverage level. Borrowing availability is determined based on a borrowing base test and is subject to certain covenant tests.

Common Stock Repurchase Plan.   On December 7, 2006, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common stock, or approximately 10% percent of its outstanding shares based on the then current market price. The stock repurchases under this program have been and will be made through the open market or in privately negotiated transactions from time to time. The timing and actual number of share repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The stock repurchase program may be suspended or terminated at any time without prior notice, and will expire on December 7, 2007. As of December 31, 2006, the Company had repurchased 336,026 shares for approximately $5.7 million.

Recent Developments

Purchase of Hard Rock Hotel & Casino.   On May 11, 2006, the Company and its wholly-owned subsidiary, MHG HR Acquisition Corp. (“Acquisition Corp”), entered into an Agreement and Plan of Merger with Hard Rock Hotel, Inc. (“HRH”) pursuant to which Acquisition Corp agreed to acquire HRH in an all cash merger (the “Merger”). Additionally, an affiliate of the Company entered into several asset purchase agreements with HRH or affiliates of HRH to acquire a development land parcel adjacent to the Hard Rock Hotel & Casino in Las Vegas (“Hard Rock”) and certain intellectual property rights related to the property (such asset purchases, the “Transactions”). The aggregate consideration for the Transactions and the Merger was $770 million.

On November 7, 2006, the Company entered into a definitive agreement with an affiliate of DLJ Merchant Banking Partners (“DLJMB”) as amended in December 2006, under which DLJMB and the Company formed a joint venture with DLJMB in connection with the acquisition and development of the Hard Rock.

In December 2006, a subsidiary of the Company commenced a cash tender offer for any and all of the outstanding $140,000,000 aggregate principal amount of 8 7/8% Second Lien Notes due 2013 (the “2013 Notes”) of Hard Rock Hotel, Inc. Concurrent with and as part of the closing of the Merger and the Transactions, this subsidiary became a subsidiary of the joint venture and purchased approximately $139.0 million aggregate principal amount of the 2013 Notes. The 2013 Notes purchased were cancelled in connection with the acquisition.

The closing of the Transactions and completion of the Merger occurred on February 2, 2007. The Company funded one-third of the equity, or approximately $57.5 million, and DLJMB funded two-thirds of the equity, or approximately $115 million. The remainder of the $770 million purchase price was financed with mortgage financing under a credit agreement entered into by the joint venture. The credit agreement provides for a secured term loan facility, with a term of three years, with two one-year extensions subject to certain conditions, consisting of a $760 million loan for the acquisition including $35.0 million of renovation costs, $48.2 million of financing costs and $56.3 million of cash reserves and working capital, and a loan of up to $600 million for future expansion of the property. Under the terms of the joint venture agreements, DLJMB agreed to fund 100% of the equity capital required to expand the property, up to a total of an additional $150 million. The Company will have the option, but is not required, to fund the expansion project proportionate to its equity interest in the joint venture. The Company will evaluate its investment decision at the time of the capital calls, which the Company anticipates will occur in 2007.

Concurrent with the closing of the Transactions and the Merger, the Company and DLJMB entered into a property management agreement under which the Company will operate the hotel, retail, food and beverage, entertainment and all other businesses related to the Hard Rock, excluding the casino. Under the terms of the agreement, the Company will receive a management fee equal to 4% of defined non-gaming revenues including casino rents and all other rental income and a chain service expense reimbursement. The Company can also earn an incentive management fee of 10% of EBITDA, as defined, above certain levels. The term of the contract is 20 years with two ten-year renewals and is subject to certain performance tests beginning in 2009.

At the February 2, 2007 closing of the Merger and Transactions, the joint venture also entered into a definitive lease agreement with Golden Gaming Inc. to operate all gaming and related activities of the property’s casino at the Hard Rock.

Morgans Hotel Group Europe Limited.   On February 16, 2007, Royalton Europe Holdings LLC, an indirect subsidiary of the Company, and Walton MG London Investors V, L.L.C. (“Walton”), an affiliate of Walton Street Capital, LLC, a real estate investment company, entered into a joint venture agreement for the ownership and operation of Morgans Hotel Group Europe Limited (“Morgans Europe”). Morgans Europe owns, through a subsidiary company, the Sanderson and St. Martins Lane hotels in London, England. The Company manages both of these hotels under separate hotel management agreements.

The joint venture agreement was executed by the parties upon the sale by Burford Hotels Limited (“Burford”) of its equity interest in Morgans Europe to Walton, and the termination of the Restated Joint Venture Agreement, dated as of June 18, 1998, by and between Ian Schrager Hotels LLC (the predecessor company of Royalton Europe Holdings LLC) and Burford. Walton purchased Burford’s interest in the joint venture for the equivalent of approximately $52 million implying a gross value for the assets of over $300 million. For facilitating the transaction, MHG received approximately $6 million in cash at closing based on excess working capital levels at the joint venture, and could receive additional consideration based on the value of an interest rate hedge on the existing joint venture debt in the event of a debt refinancing.

The Company continues to indirectly own a 50% equity interest in Morgans Europe and continues to have equal representation on the Morgans Europe board of directors. Beginning any time after February 9, 2010, either party has the right to buy all the shares of the other party in Morgans Europe or, if its offer is rejected, require the other party to buy all of its shares at the same offered price per share in cash.

Termination of Consulting Agreement with Ian Schrager.   In March 2007, we terminated, effective as of March 31, 2007, the consulting agreement, dated June 24, 2005, by and between Morgans Hotel Group LLC and Ian Schrager (“Schrager Consulting Agreement”). We were permitted to terminate the Schrager Consulting Agreement for any reason in our sole and absolute discretion. Pursuant to the terms of the

Schrager Consulting Agreement, Mr. Schrager acted as a consultant to us on a non-exclusive basis, overseeing certain projects at our hotel properties.

The Schrager Consulting Agreement, subject to certain limitations, provided for the reimbursement of certain business, entertaining and reasonable and customary business travel expenses incurred by Mr. Schrager on our behalf, as well as certain other benefits, including support services, fixed payments per year for use of a private aircraft regardless of actual usage, exclusive use of an automobile leased by us, a full-time driver, a full-time secretary, complimentary rooms at any of our hotel properties (whether owned or managed) for him, his immediate family members and any other person whom he believes could advance or further our objectives, and participation in our medical insurance programs.

For 2006, we paid Mr. Schrager (i) base compensation of $750,000, (ii) reimbursement of expenses of approximately $424,000 (excluding $250,000 for use of a private aircraft) and (iii) a bonus of $750,000. From January 1, 2007 through the termination of the Schrager Consulting Agreement, we paid Mr. Schrager (i) base compensation of $125,000, (ii) reimbursement of expenses of approximately $54,000 and (iii) a bonus of $125,000.

Prior to the commencement of the Schrager Consulting Agreement, Mr. Schrager served as the Chairman, President and Chief Executive Officer of our predecessor company.  Ian Schrager founded our predecessor company in 1983 and was involved with all aspects of its business.

Management and Operations of Our Portfolio

Overview of Management

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

Our Engaging Dynamic Guest Experience, or EDGE, service program has been implemented across our portfolio, with the exception of Hard Rock which was acquired in February 2007, as discussed above. This initiative is designed to enhance employee initiative and responsiveness which we believe results in high customer satisfaction. Our EDGE initiative further allows the sharing of best practices and expertise across our employee base, creating a culture that we believe is more service-oriented than many of our competitors. At Hard Rock, comparable service initiatives are already in place and will continue to be assessed to ensure they meet the Company’s brand standards.

Restaurant Joint Ventures

As a central element to our operating strategy, we focus significant resources on identifying exciting and creative restaurant concepts. Consistent with this objective and to further enhance the dining experience offered by our hotels, we have an established joint venture relationship with well-known restaurateur Jeffrey Chodorow to develop, own and operate restaurants and bars at hotels operated by the Company. Currently, the joint venture operates the restaurants (including in-room dining, banquet catering and other food and beverage operations) at Morgans, Hudson, Delano Miami, Mondrian Los Angeles, Clift, St. Martins Lane and Sanderson as well as the bars in Delano Miami, St. Martins Lane and Sanderson. Additionally, in January 2007, we opened Asia de Cuba at the newly renovated Mondrian Scottsdale. This restaurant is owned by us but is operated by Jeffrey Chodorow pursuant to license and management agreements.

Marketing, Sales and Public Relations

Strong direct sales has been an integral part of our success. We employ a sales force of greater than 100 people with multiple sales managers stationed in each of our markets. The sales force is responsible for sourcing new corporate accounts in the United States and Europe. We have also opened sales offices in other markets. These offices are deployed by industry focus and geography. In 2006, we derived approximately 30.0% of our business from corporate transient and group accounts. Our core corporate business comes from the entertainment, fashion, retail, finance, advertising, automotive, technology, insurance and consumer goods industries. Approximately 60% of our guests are traveling on business.

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

We place significant emphasis on our public relations promotional strategy, which we believe is a highly cost-effective marketing tool for our Company. Through highly publicized events, prospective guests are more likely to be made aware of our hotels through word-of-mouth or magazine and newspaper articles and high-profile events rather than direct advertising. This publicity is supplemented with focused marketing activities to our existing customers. Our in-house professionals coordinate the efforts of third-party public relations firms to promote our properties through travel magazines and various local, national and international newspaper travel sections. We regularly host events that attract celebrity guests and journalists generating articles in newspapers and magazines around the world. Our marketing efforts also include hosting other special events which have included the ESPY awards and the Grammy Awards post-event celebration.

Integration and Centralization Efforts

We have centralized certain aspects of our operations in an effort to provide further revenue growth and reduce operating costs. Beginning in 2002, we embarked on a number of technological and process initiatives including the launch of a new website, www.morganshotelgroup.com, which during 2006 generated approximately 11.7% of our total bookings and approximately 13.7% of our total rooms revenue. In an effort to reduce expenses and to drive revenue growth, we employ what we believe to be the state-of-the-art systems available to the hospitality industry. These include our:

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

Competition

We believe competition in the hospitality industry reflects a highly fragmented group of owners and operators offering a wide range of quality and service levels. Our hotels compete with other hotels in the segments of the hospitality market in their respective locations. These segments of the market consist of traditional hotels in the luxury sector and boutique hotels in the same local area.

•  We compete by providing a differentiated combination of location, design, amenities and service. We are constantly striving to enhance the experience and service we are providing for our guests and have a continuing focus on improving our customer experience.

Insurance

We believe that our insurance policies provide sufficient coverage of the risks facing our business and are consistent with or exceed industry standards.

Our Owned Hotels and London hotels are currently insured under property, commercial general liability, commercial umbrella, excess liability, workers’ compensation, pollution, automobile liability, garage keeper’s legal liability, crime and fiduciary policies for which we are the named insured. Excess earthquake, windstorm, and flood policies are in place at specific locations which are highly susceptible to these perils. Employees at our hotels and wholly-owned bars are also insured under workers’ compensation and employment practices liability policies. Employees working at the joint venture or third party managed restaurants and bars are covered by a separate set of workers’ compensation and employment practices liability policies.

These policies cover, in addition to our Owned Hotels and London hotels, the restaurants and bars that operate in our hotels. The Shore Club is covered under our employee related insurance policies only with all other lines of coverage being provided by the property owner. Hard Rock has stand alone insurance policies for all lines of coverage including but not limited to property, general liability, excess liability and workers compensation. Mondrian South Beach currently is covered by our general liability and umbrella policies with stand alone policies for all other lines of exposure.

Each of the commercial general liability and commercial umbrella policies for our Owned Hotels and London hotels provides a maximum annual coverage of $20.0 million and $200.0 million, respectively, and the property insurance policies provide up to $270.0 million of coverage per occurrence, subject to some exceptions relating to earthquake and flood. Non-domestic terrorism coverage is included on all existing policies.

We believe that the premiums we pay for our insurance policies are reasonable and consistent with those paid by comparable businesses of our size and risk profile. For the year ended December 31, 2006, we paid $4.7 million in insurance premiums, which represented 1.5% of our total managed properties revenues. Our insurance policies require annual renewal. Given current trends, our insurance expense may continue to increase in the foreseeable future.

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

Additionally a directors and officers policy was purchased for the Company at the time of IPO.

Employees

As of December 31, 2006, we employed approximately 1,950 individuals, approximately 24.7% of whom were represented by labor unions. In addition, our restaurant joint venture employed approximately 1,050 individuals, approximately 22.0% of whom were represented by labor unions.

Relations with Labor Unions.

New York.   The terms of employment of our employees that are represented by the New York Hotel and Motel Trades Council, AFL-CIO (“Trades Council”) at our New York City hotels are governed by a collective bargaining agreement. The term of the agreement is from July 1, 2006 through June 30, 2012, and generally incorporates by reference the industry-wide agreement between the Hotel Association of New York City, Inc., a multi-employer association composed of New York City hotel operators, and the Trades Council (the “IWA”). The agreement governs wages, hours and terms and conditions of employment of employees at these hotels. It provides that there will be no strikes or lockouts during its term, and that all disputes arising under the agreement or concerning the relations of the parties shall be resolved through arbitration before a contract arbitrator—the Office of the Impartial Chairman of the Hotel Industry. The employees of certain of our bars and restaurants in certain New York City hotels are represented by the Trades Council and covered by a collective bargaining agreement which generally incorporates by reference the IWA. By operation of the collective bargaining agreement, the bars and restaurants are considered a joint employer with the hotels. Accordingly, if there is any breach of our labor agreement by the concessionaire, the hotels would be liable for such breach.

San Francisco.   The majority of our Clift employees that are represented by labor unions are represented by UNITE/HERE Local 2. We adopted the industry-wide agreement between the union and the San Francisco Hotels Multi-Employer Group, a multi-employer association composed of San Francisco hotel operators, which does not expire until August 14, 2009. The employees at the Asia de Cuba Restaurant in the Clift are members of UNITE/HERE Local 2 and this restaurant joint venture is considered a joint employer with Clift. Accordingly, if there is any breach of our labor agreement by the concessionaire, the Clift would be liable for such breach. Labor agreements with the unions representing the remaining employees at the Clift that are represented by labor unions are set to expire in 2008 and 2009.

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

All of our properties have been subject to environmental site assessments, or ESAs, prepared by independent third-party professionals. These ESAs were intended to evaluate the environmental conditions of these properties and included a site visit, a review of certain records and public information concerning the properties, the preparation of a written report and, in some cases, invasive sampling. We obtained the ESAs before we acquired our hotels to help us identify whether we might be responsible for cleanup costs or other environmental liabilities. The ESAs on our properties did not reveal any environmental conditions that are likely to have a material adverse effect on our business, assets, and results of operations or liquidity. However, ESAs do not always identify all potential problems or environmental liabilities. Consequently, we may have material environmental liabilities of which we are unaware. Moreover, it is possible that future laws, ordinances or regulations could impose material environmental liabilities, or that the current environmental condition of our properties could be adversely affected by third parties or by the condition of land or operations in the vicinity of our properties. We believe that we are currently in compliance with all applicable environmental regulations in all material aspects.

As a result of our recent acquisition of the Hard Rock, the casino operations at that property are subject to gaming industry regulations. The gaming industry is highly regulated, and the casino must maintain its licenses and pay gaming taxes to continue operations. The casino is subject to extensive regulation under the laws, rules and regulations of the jurisdiction in which it operates. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, and persons with financial interests in the gaming operations. Violations of laws could result in, among other things, disciplinary action.

Trademarks

Our trademark registrations include, without limitation, Morgans Hotel Group™, Morgans®, Agua Baby®, Agua Bath House®, Agua Home®, Blue Door®, Blue Door at Delano and Design®, Clift Hotel®, Delano®, Mondrian®, Skybar®, Skybar and Design®, Royalton®, The Royalton®, The Royalton Hotel®, Sanderson Hotel®, St. Martins® and St. Martins Lane Hotel®. The majority of these trademarks are registered in the United States. Several of these trademarks are also registered in the European Community. Our trademarks are very important to the success of our business and we actively enforce, maintain and protect these marks.

All intellectual property rights related to the Hard Rock are held by our joint venture with DLJMB. The joint venture acquired the rights to the use of the “Hard Rock Hotel” and “Hard Rock Casino” trademarks in connection with our operations in Las Vegas, and in connection with hotel casinos and casinos in the State of Illinois and all states and possessions of the United States which are located west of the Mississippi River, including the entire state of Louisiana, but excluding Texas, except for the Greater Houston Area, the nations of Australia, Brazil, Israel, and Venezuela, and the Greater Vancouver Area, British Columbia, Canada.

Corporate Structure

Formation and Structuring Transactions

The IPO resulted in the sale of 15,000,000 shares of common stock at a price per share of $20.00, generating gross proceeds to us of approximately $300.0 million. The aggregate proceeds to the Company, net of underwriters’ discounts and commission and estimated offering expenses, was $272.5 million. In connection with the IPO, we contributed the net proceeds of the offering to Morgans Group LLC in exchange for a number of membership units equal to the number of shares issued.

Concurrent with the IPO, the Company entered into the following Formation and Structuring Transactions.

•       Morgans Hotel Group Management LLC, which we refer to as MHG Management Company, and other subsidiaries of Morgans Hotel Group LLC, now known as Residual Hotel Interest LLC (“the Predecessor”), distributed available unrestricted cash to Morgans Hotel Group LLC.

•       MHG Management Company borrowed $80 million under a new secured term loan facility from a syndicate of lenders. The Predecessor guaranteed MHG Management Company’s obligations under this loan.

•       MHG Management Company distributed the proceeds of the $80 million loan described above, to the Predecessor and the Predecessor contributed that amount to one of its wholly-owned subsidiaries, MMRDH Parent Holding Company LLC, which, together with certain of its wholly-owned subsidiaries, used that amount to repay a portion of its outstanding mortgage borrowings.

•       The Predecessor contributed to Morgans Group LLC all of its interests in its subsidiaries, except certain identified interests and its interest in MHG Management Company and except for its cash balances, for no consideration. The interests contributed by the Predecessor to Morgans Group LLC included:

•        100% of the membership interests in MMRDH Parent Holding Company LLC, the Morgans Group subsidiary that indirectly through other subsidiaries owns Morgans, Royalton, and Hudson in New York, Delano in Miami, which we refer to as Delano Miami, and Mondrian in Los Angeles, which we refer to as Mondrian Los Angeles;

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

•        100% of the membership interests in the Morgans Group subsidiaries that (i) are parties to the limited liability company agreement with Echelon Resorts Corporation relating to the development of Delano Las Vegas and Mondrian Las Vegas, (ii) own the Mondrian Scottsdale and (iii) own the building adjacent to Delano Miami; and

•        50% of the membership interests in our United States and London restaurant joint ventures.

•       Subsequent to the contribution of the interests for no consideration described above, the limited liability company agreement of Morgans Group LLC was amended and restated to provide for:

•        a managing member interest that is held by us, which provides us the exclusive responsibility and power to manage the business and affairs of Morgans Group LLC;

•        a fixed number of membership units in Morgans Group LLC to be held by the Predecessor prior to the contribution of MHG Management Company for additional membership units; and

•        redemption/exchange of membership units in Morgans Group LLC held by non-managing members for shares of our common stock on a one-for-one basis.

•       The Predecessor distributed its retained cash as described below and all of the membership units in Morgans Group LLC held by it to its members and other certain persons with rights under participation agreements, which we call collectively the Morgan Hotel Group Investors, in accordance with their membership interests in and other entitlements from the Predecessor. Those membership units in Morgans Group LLC were subsequently exchanged for shares of our common stock.

•       The Predecessor contributed all of the membership interests in MHG Management Company to Morgans Group LLC in return for membership units in Morgans Group LLC exchangeable for shares of Morgans Hotel Group Co. common stock.

As a result of our IPO and the Formation and Structuring Transactions:

•       we are the managing member of and own approximately 97.1% of the membership interests in Morgans Group LLC (the remaining membership interests in Morgans Group LLC are owned by the Predecessor and are exchangeable for our common stock);

•       Morgans Group LLC owns the hotel properties owned by the Predecessor prior to the consummation of the Formation and Structuring Transactions;

•       the hotel properties continue to be managed by MHG Management Company, which is a wholly owned subsidiary of Morgans Group LLC; and

•       Morgans Group LLC is the joint venture partner in the restaurant joint ventures.

Materials Available On Our Website

We file annual, quarterly and periodic reports, proxy statements and other information with the Securities and Exchange Commission, or SEC. You may obtain and copy any document we file with or furnish to the SEC at the SEC’s public reference room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference room by calling the SEC at 1-800-SEC-0330. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, N.E., Washington, D.C. 20549. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file or furnish such information electronically with the SEC. Our SEC filings are accessible through the Internet at that website.

Copies of SEC filings including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as well as reports on Forms 3, 4, and 5 regarding officers, directors or 10% beneficial owners of our Company, are available for download, free of charge, as soon as reasonably practicable after these reports are filed or furnished with the SEC, at our website at www.morganshotelgroup.com. Our website also contains copies of the following documents that can be downloaded free of charge:

•       Corporate Governance Guidelines;

•       Code of Business Conduct and Ethics;

•       Charter of the Audit Committee;

•       Charter of the Compensation Committee; and

•       Charter of the Corporate Governance and Nominating Committee.

In the event of any changes to these charters, codes or guidelines, changed copies will also be made available on our website. If we waive or amend any provision of our code of ethics, we will promptly disclose such waiver or amendment as required by SEC or Nasdaq rules.

The content of our website is not a part of this report. You may request a copy of any of the above documents, at no cost to you, by writing or telephoning us at: Morgans Hotel Group Co., 475 Tenth Avenue, New York, New York 10018, Attention: Investor Relations, telephone (212) 277-4100. We will not send exhibits to these reports, unless the exhibits are specifically requested and you pay a modest fee for duplication and delivery.

ITEM 1A.        RISK FACTORS

Set forth below are risks that we believe are material to investors who purchase or own our securities. You should consider carefully the following risks, together with the other information contained in and incorporated by reference in this Annual Report on Form 10-K, and the descriptions included in our consolidated/combined financial statements and accompanying notes.

Risks Related to Our Business

Boutique hotels are a highly competitive segment of the hospitality industry, which is generally subject to greater volatility than other segments of the industry. As a result, if we are unable to compete effectively or an economic slowdown occurs, our business and operations will be adversely affected by declines in our average daily room rates or occupancy.

We generally compete in the boutique hotel segment of the hospitality industry. We believe this segment is highly competitive, is closely linked to general economic conditions and is more susceptible to changes in economic conditions than other segments of the hospitality industry. We believe the boutique hotel segment’s sensitivity to economic conditions is likely to persist for the foreseeable future. Competition within the boutique hotel segment is also likely to increase in the future. Economic downturns will, among other things, lead to a decrease in our revenues and intense competition may lead to a loss of market share by our hotels, and as a result, our business and operations may be adversely affected.

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

All of our properties are located in areas with numerous competitors, many of whom have substantially greater resources than us. In addition, new hotels may be constructed in the areas in which our properties are located, possibly without corresponding increases in demand for hotel rooms. New or existing competitors could offer significantly lower rates or more convenient locations, services or amenities or significantly expand, improve or introduce new service offerings in markets in which our hotels compete, thereby posing a greater competitive threat than at present. The resulting decrease in our revenues could adversely affect our business and operations.

The performance of the hospitality industry, and the boutique hotel segment in particular, has traditionally been closely linked with the general economy. Furthermore, the boutique hotel segment is more susceptible to changes in economic conditions than other segments of the hospitality industry. In an economic downturn, boutique hotels such as ours may be more susceptible to a decrease in revenues, as compared to hotels in other segments that have lower room rates. This characteristic may result from the fact that our hotels generally target business and high-end leisure travelers. In periods of economic difficulties, business and high-end leisure travelers may seek to reduce travel costs by limiting travel or otherwise generally reducing the costs of their trips. In periods of weak demand, profitability is negatively affected by the relatively high fixed costs of operating hotels such as ours, when compared to other segments of the hospitality industry. If an economic slowdown occurs, this could result in declines in average daily room rates or occupancy, or both, and thereby have a material adverse effect on our business and operations.

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

Use of the “Hard Rock” brand name by entities other than us could damage the brand and our operations at the Hard Rock Hotel & Casino in Las Vegas and adversely affect our business and results of operations.

We believe our Hard Rock Hotel & Casino property in Las Vegas benefits from the global name recognition and reputation generated by the Hard Rock Cafes that are operated or franchised by the Seminole Tribe of Florida. At March 6, 2007, the Seminole Tribe of Florida operated or franchised over 124 Hard Rock Cafes located in the United States and abroad. The Seminole Tribe of Florida is, however, under no obligation to continue to own, operate or franchise Hard Rock Cafes, and there can be no assurance that it will not sell, change the focus of, or manage, such restaurants in a manner that would adversely affect our Hard Rock Hotel & Casino property in Las Vegas.

In addition, although we have obtained the exclusive right to use and develop the “Hard Rock Hotel” and “Hard Rock Casino” trademarks in connection with our operations in Las Vegas, and in connection with hotel casinos and casinos in the State of Illinois and all states and possessions of the United States which are located west of the Mississippi River, including the entire state of Louisiana, but excluding Texas, except for the Greater Houston Area, the nations of Australia, Brazil, Israel, and Venezuela, and the Greater Vancouver Area, British Columbia, Canada, the Seminole Tribe of Florida is the sole owner of the rights to the “Hard Rock Cafe,” “Hard Rock Hotel” and “Hard Rock Casino” trademarks. As a result, the Seminole Tribe of Florida, or its licensee, can exploit the “Hard Rock” name and logo, other than in connection with hotel casinos and casinos in our exclusive territory, including marketing “Hard Rock” merchandise anywhere in the world. For example, the Seminole Tribe of Florida has licensed the use of the “Hard Rock” name in connection with its Seminole Hard Rock Hotels in Hollywood and Tampa, Florida. There can be no assurance that our business and results of operations will not be adversely affected by the management or the enforcement of the “Hard Rock” brand name by parties outside of our control.

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

The concentration of our hotels in a limited number of cities exposes us to greater risk to local economic, business and other conditions than more geographically diversified hotel companies. Morgans, Royalton and Hudson, located in Manhattan, represented approximately 39.7% of our guest rooms and approximately $133.5 million, or 47.9%, of our combined revenues for the year ended December 31, 2006. Like other hotel markets, the Manhattan hotel market has experienced economic slowdowns in the past, including in the late 1980s, early 1990s and the most recent slowdown, which began in October 2000 and was exacerbated by the terrorist attacks of September 11, 2001. A decline in the Manhattan hotel market, in particular, due to a downturn in regional or local economic or business conditions or another terrorist attack or similar disaster would adversely affect occupancy rates and financial performance of our New York hotels and our overall results of operations. In addition, our operations in Las Vegas, including the Hard Rock Hotel & Casino and our planned development of the Delano Las Vegas and Mondrian Las Vegas, will increase our geographic concentration in Las Vegas, making us susceptible to economic slowdowns and other factors in this market which could adversely affect our business and results of operations.

In addition, certain of our hotels are located in markets that are more susceptible to natural disasters than others, which could adversely affect those hotels, the local economies, or both. Specifically, the Miami area, where Delano Miami, Shore Club and Mondrian South Beach are located, is susceptible to hurricanes and California, where Mondrian Los Angeles and Clift are located, is susceptible to earthquakes. A variety of factors affecting the local markets in which our hotels operate, including such natural disasters, could have a material adverse affect on our business and operations.

Our operations in Las Vegas, including the Hard Rock Hotel & Casino and our planned development of the Delano Las Vegas and Mondrian Las Vegas properties, are subject to intense local competition that could impact our operations and adversely affect our business and results of operations.

Our operations in Las Vegas, including the Hard Rock Hotel & Casino and our planned development of the Delano Las Vegas and Mondrian Las Vegas properties, compete with other high-quality Las Vegas resorts, including those located on the Las Vegas Strip. We believe such competition is based on certain property-specific factors, including overall atmosphere, range of amenities, price, location, entertainment attractions, theme and size. Currently, there are approximately 25 upscale, luxury and midpriced gaming properties located on or near the Las Vegas Strip, six additional upscale, luxury and midpriced gaming properties in the downtown Las Vegas area and additional gaming properties located in other areas of Las Vegas. Many of the competing properties have themes and attractions which draw a significant number of visitors and directly compete with our operations in Las Vegas. Some of these properties are operated by companies that may have greater name recognition and financial and marketing resources than we do and market to the same target demographic group as us. Furthermore, additional hotel casinos containing a significant number of rooms are expected to open in Las Vegas over the next several years, which could significantly increase competition. In addition, there can be no assurance that the Las Vegas market will continue to grow at the current pace or that hotel casino resorts will continue to be popular, and a decline or leveling off of the growth or popularity of such properties would adversely affect our results of operations.

The threat of terrorism has adversely affected the hospitality industry generally and these adverse effects may continue or worsen.

The threat of terrorism has caused, and may in the future cause, a significant decrease in hotel occupancy and average daily rate, or ADR due to disruptions in business and leisure travel patterns and concerns about travel safety. The attacks of September 11, 2001 had a dramatic adverse impact on business and leisure travel and RevPAR. Hotels in major metropolitan areas, such as New York and London that represented approximately 52.7% of our guest rooms at December 31, 2006, were adversely affected due to concerns about travel safety and a significant overall decrease in the amount of air travel, particularly transient business travel, which includes the corporate and premium business segments that generally pay the highest average room rates. The possibility of future attacks may hamper business and leisure travel patterns and, accordingly, the performance of our business and our operations.

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

We reported pre-tax net losses of $23.3 million, $41.8 million, $30.8 million, $29.4 million and $3.0 million for the years ended December 31, 2002, 2003, 2004, 2005 and 2006, respectively. Our net losses primarily reflect our high interest expense and depreciation and amortization charges, which we expect will continue to be significant. We believe that our net losses may continue for the foreseeable future. Our continuing net losses may limit our ability to raise needed financing, or to do so on favorable terms.

The hotel business is capital intensive; financing the rising cost of capital improvements and increasing operating expenses could reduce our cash flow and adversely affect our financial performance.

Our hotel properties have an ongoing need for renovations and other capital improvements to remain competitive, including replacement, from time to time, of furniture, fixtures and equipment. To compete effectively, we will need to make capital expenditures to maintain our innovative property concepts and designs. In addition, we will need to make capital expenditures to comply with applicable laws and regulations. For the year ended December 31, 2006, we spent approximately $26.0 million for capital improvements and renovations to our hotels and we expect to undertake more capital improvement projects in the future. We may not be able to fund capital improvements solely from cash provided from our operating activities. If not, we will need to rely upon the availability of debt or equity capital.

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

The costs associated with owning and operating hotels are significant, some of which may not be altered in a timely manner in response to changes in demand for services, and failure to adjust our expenses may adversely affect our business and operations. For example, pursuant to the terms of our agreements with the labor unions for our New York City and San Francisco hotels, we may not unilaterally reduce the wages of the employees subject to these agreements, and are restricted in the manner in which we may layoff and/or alter the schedule of employees.

Property taxes and insurance costs are a significant part of our operating expenses. In recent years, our real property taxes have increased and we expect those increases to continue. Our real property taxes may increase as property tax rates change and as the values of properties are assessed and reassessed by taxing authorities. In addition, our real property tax rates will increase as property tax abatements expire. For example, the property tax abatement applicable to Hudson phases out over a five-year period beginning in 2008. Our real estate taxes do not depend on our revenues, and generally we could not reduce them other than by disposing of our real estate assets.

Insurance premiums for the hospitality industry have increased significantly in recent years, and continued escalation may result in our inability to obtain adequate insurance at acceptable premium rates. A continuation of this trend would appreciably increase the operating expenses of our hotels. If we do not obtain adequate insurance, to the extent that any of the events not covered by an insurance policy materialize, our financial condition may be materially adversely affected.

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

We intend to acquire and develop or redevelop hotel properties as suitable opportunities arise. For example, we are currently developing two properties in Las Vegas—Delano Las Vegas and Mondrian Las Vegas, and one property in South Beach—Mondrian South Beach. The acquisition, development and redevelopment of hotel properties involve a number of risks. There can be no assurance that any development or redevelopment project will be completed on time or within budget. Our inability to complete a project on time or within budget may adversely affect our operating results and financial performance.

Acquisitions, development or redevelopment projects of hotel properties require significant capital expenditures. In addition, development or redevelopment of properties usually generate little or no cash flow until the project’s completion. We will not be able to fund acquisitions and development or redevelopment projects solely from cash provided from our operating activities. Consequently, we will rely upon the availability of debt or equity capital to fund hotel acquisitions and development or redevelopment. Our ability to grow through acquisitions, development or redevelopment of hotels will be limited if we cannot obtain satisfactory debt or equity financing, which will depend on, among other things, market conditions. Neither our charter nor our by-laws limits the amount of debt that we can incur. However, no assurances can be made that we will be able to obtain additional equity or debt financing or that we will be able to obtain such financing on favorable terms.

We may not be able to successfully compete for additional hotel properties.

We may not be successful in identifying or completing acquisitions that are consistent with our strategy. We compete with institutional pension funds, private equity investors, real estate investment trusts, owner-operators of hotels and others who are engaged in real estate investment activities for the acquisition of hotels, which may or may not have similar investment objectives as we do. In addition, competition for suitable investment properties may increase in the future. Some competitors may have substantially greater financial resources than we do and, as such, will be able to accept more risk than we can prudently manage. These competitors may limit the number of suitable investment opportunities for us by driving up the price we must pay for real property or other assets we seek to acquire. In addition, our potential acquisition targets may find our competitors to be more attractive suitors because they may have greater resources, be willing to pay more, have a more compatible operating philosophy, or better relationships with hotel franchisors, seller or lenders.

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

The success of any acquisition or development project will depend, in part, on our ability to realize the anticipated benefits from integrating acquired hotels with our existing operations. For instance, we may develop or acquire new hotels in geographic areas in which our management may have little or no operating experience and in which potential customers may not be familiar with our existing hotels, name, image or brands. Our recently completed acquisition of the Hard Rock Hotel & Casino in Las Vegas, our development of the Delano Las Vegas and Mondrian Las Vegas and our acquisition and recent rebranding of the Mondrian Scottsdale are in new cities where we previously did not own hotel properties. These hotels may attract fewer customers than our existing hotels, while at the same time, we may incur substantial additional costs with these new hotel properties. As a result, the results of operations at new hotel properties may be inferior to those of our existing hotels. Until recently, none of our individual hotel brands were used for more than one hotel. Extension of our brands may jeopardize what we believe are the distinct reputations of our existing properties. Unanticipated expenses and insufficient demand at a new hotel property, therefore, could adversely affect our business. Our success in realizing anticipated benefits and the timing of this realization depend upon the successful integration of the operations of the acquired hotel. This integration is a complex, costly and time-consuming process. The difficulties of combining acquired properties with our existing operations include, among others:

•       coordinating sales, distribution and marketing functions;

•       integrating information systems;

•       preserving the important licensing, distribution, marketing, customer, labor, and other relationships of an acquired hotel;

•       costs relating to the opening, operation and promotion of new hotel properties that are substantially greater than those incurred in other geographic areas; and

•       converting hotels to our brand.

We may not accomplish the integration of acquired hotels smoothly or successfully. The diversion of the attention of our management from our existing operations to integration efforts and any difficulties encountered in combining operations could prevent us from realizing the anticipated benefits from the acquisition and could adversely affect our business and operations.

The use of joint ventures or other entities, over which we may not have full control, for hotel acquisitions could prevent us from achieving our objectives.

We have in the past and may in the future acquire, develop or redevelop hotel properties through joint ventures with third parties, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, joint venture or other entity. For example, we currently are party to a joint venture with Boyd to develop our Delano Las Vegas and Mondrian Las Vegas properties. We also own our St. Martins Lane and Sanderson hotels in London through a 50/50 joint venture with Walton and the Hard Rock through our one third interest in a joint venture with DLJMB.

To the extent we own properties through joint ventures or other entities, we may not be in a position to exercise sole decision-making authority regarding the property, joint venture or other entity. Investments in joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners might become bankrupt or fail to fund their share of required capital contributions. Likewise, partners may have economic or other business interests or goals which are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of creating impasses on decisions if neither we nor our partner have full control over the joint venture or other entity. Disputes between us and our partners may result in litigation or arbitration that would increase our expenses and prevent management from focusing their time and effort on our business. Consequently, actions by, or disputes with, our partners might result in subjecting properties owned by the joint venture to additional risk. In addition, we may, in certain circumstances, be liable for the actions of our partners.

We have recently invested, and may continue to invest in the future, in select non-hotel properties, such as condominium or other residential projects, and this strategy may not yield the returns we expect, may result in disruptions to our business or strain management resources.

As part of our growth strategy, we may seek to leverage awareness of our hotel brands by acquiring, developing and/or managing non-hotel properties, such as condominium developments and other residential projects, including condominiums or apartments. We may invest in these opportunities solely or with joint venture partners. For example, in August 2006, together with a 50/50 joint venture partner, we acquired an apartment building in the South Beach area of Miami, Florida, which we intend to renovate and convert into a hotel and condominium project and re-brand under our Mondrian brand name as Mondrian South Beach. This strategy, however, may expose us to additional risks, including the following:

•       we may be unable to obtain, or face delays in obtaining, necessary zoning, land-use, building, occupancy, and other required governmental permits and authorizations, which could result in increased development or re-development costs and/or lower than expected sales;

•       local residential real estate market conditions, such as oversupply or reduction in demand, may result in reduced or fluctuating sales;

•       cost overruns, including development or re-development costs that exceed our original estimates, could make completion of the project uneconomical;

•       land, insurance and development or re-development costs continue to increase and may continue to increase in the future and we may be unable to attract rents, or sales prices that compensate for these increases in costs;

•       development or re-development of condominium properties usually generate little or no cash flow until the project’s completion and the sale of a significant number of condominium units and may experience operating deficits after the date of completion and until such condominium units are sold;

•       failure to achieve expected occupancy and/or rent levels at residential apartment properties within the projected time frame, if at all; and

•       we may abandon development or re-development opportunities that we have already begun to explore, and we may fail to recover expenses already incurred in connection with exploring any such opportunities.

If any of these problems occur, overall project costs may significantly exceed the costs that were estimated when the project was originally undertaken, which will result in reduced returns, or even losses, from our investment.

We have substantial debt, and we may incur additional indebtedness, which may negatively affect our business and financial results.

As of December 31, 2006, we had $553.2 million of outstanding indebtedness. Our indebtedness and the covenants applicable to our indebtedness are described under “Management’s Discussion and Analysis of Financial Condition and Result of Operations—Liquidity and Capital Resources”.

Our substantial debt may negatively affect our business and operations in several ways, including:

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

Our revolving credit facility and trust preferred securities contain financial and operating covenants, including interest coverage and leverage ratios and other limitations on our ability to sell all or substantially all of our assets and engage in mergers, consolidations and certain acquisitions. Failure to meet these covenants could result from, among other things, changes in our results of operations, the incurrence of debt or changes in general economic conditions. These covenants may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders. Failure to comply with any of these covenants could result in a default under one or more of our other debt instruments. This could cause one or more of our lenders to accelerate the timing of payments on their respective indebtedness, which could harm our business and operations.

Some of our existing indebtedness contain limitations on our ability to incur additional debt on specific properties, as well as financial covenants relating to the performance of those properties. If these covenants restrict us from engaging in activities that we believe would benefit those properties, our growth may be limited. If we fail to comply with these covenants, we will need to obtain consents or waivers from compliance with these covenants, which may take time or cause us to incur additional expenses, or we may be required to prepay the debt containing the restrictive covenants.

A majority of our debt is secured by first deeds of trust on our properties. If we were to default on our secured debt, the loss of property securing the debt would harm our ability to satisfy other obligations. Using our properties as collateral increases our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure and ultimately our loss of the property that secures any loans for which we are in default. For tax purposes, a foreclosure on any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure but would not receive any cash proceeds. In addition, because of various cross-default provisions in our debt, our default under some of our mortgage debt obligations may result in a default on our other indebtedness. If this occurs, our business and operations would be materially adversely affected.

We also will likely incur additional debt in connection with any future acquisitions. We may, in some instances, borrow under our revolving credit facility or borrow other funds to acquire properties. In addition, we may incur further mortgage debt by obtaining loans secured by the properties we acquire or our existing portfolio.

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

We use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. When interest rates change, we may be required to record a gain or loss on those derivatives that we currently hold. Our hedging activities may include entering into interest rate swaps, caps and floors and options to purchase these items. We currently use interest rate caps to manage our interest rate risks related to our variable rate indebtedness; however, our actual hedging decisions will be determined in light of the facts and circumstances existing at the time and may differ from our currently anticipated hedging strategy. There can be no assurance that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses, and such losses could harm our results of operations, financial condition and business prospects.

Our operations are sensitive to currency exchange risks, and we cannot predict the impact of future exchange-rate fluctuations on our business and operating results.

Our operations are sensitive to currency exchange risks. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating results. For example, all else being equal, a weaker U.S. dollar will promote international tourism in our domestic markets. As foreign currencies appreciate against the U.S. dollar, it becomes less expensive, in terms of those appreciating foreign currencies, to pay for our United States hotel services. Conversely, all else being equal, an appreciating U.S. dollar could affect demand for our United States hotel services. We cannot predict the impact of future exchange-rate fluctuations on our business and operations.

Our management has limited experience managing a public company.

Until recently, our management team has operated our business as a privately owned limited liability company and has limited experience managing a publicly owned company. We continue to develop control systems and procedures adequate to support a public company and this transition could place a significant strain on our management systems, infrastructure, overhead and other resources. Given our recent organization and our management’s experience, stockholders may be unable to fully evaluate our management’s public company abilities.

We may be exposed to potential risks relating to our internal controls over financial reporting.

As directed by Section 404 of the Sarbanes-Oxley Act, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on internal control over financial reporting in their annual reports. In addition, the independent registered public accounting firm auditing a public company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting as well as the operating effectiveness of the company’s internal controls over financial reporting. We are evaluating our internal controls over financial reporting in order to allow our management to report on our internal controls as a required part of our annual report beginning with fiscal year 2007 and to allow our independent registered public accounting firm to attest to our internal controls as a required part of our annual report beginning with fiscal year 2007.

While we have spent significant resources in 2006 and expect to expend significant resources during fiscal year 2007 in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act, there is a risk that we will not comply with all of the requirements imposed thereby.

Because of the difficulty of measuring compliance adequacy, we cannot assure you that we will receive an unqualified opinion on the operating effectiveness of our internal controls over financial reporting from our independent registered public accounting firm.

If we or our auditors identify significant deficiencies or material weaknesses in our internal controls over financial reporting that we cannot remediate in a timely manner or we receive an adverse opinion from our independent registered public accounting firm with respect to our internal controls over financial reporting, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could be adversely affected.

In addition to the above, if our independent registered public accounting firm is unable to rely on our internal controls over financial reporting in connection with their audit of our financial statements, and in the further event that they are unable to devise alternative procedures in order to satisfy themselves as to the material accuracy of our financial statements and related disclosures, it is possible that we could receive a qualified or adverse audit opinion on those financial statements. In that event, the market for our common stock could be adversely affected.

We depend on our key personnel for the future success of our business and the loss of one or more of our key personnel could have an adverse effect on our ability to manage our business and implement our growth strategies, or could be negatively perceived in the capital markets.

Our future success and our ability to manage future growth depend, in large part, upon the efforts and continued service of our senior management team who has substantial experience in the hospitality industry. For example, our President and Chief Executive Officer, W. Edward Scheetz, and our Chairman, David Hamamoto, have been actively involved in the acquisition and ownership of hotel assets and are actively engaged in our management. Messrs. Scheetz and Hamamoto substantially determine our strategic direction, especially with regard to operational, financing, acquisition and disposition activity. The departure of either of them could have a material adverse effect on our business and operations.

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

On June 24, 2005, Ian Schrager, our then Chairman, President and Chief Executive Officer, resigned. Ian Schrager founded our predecessor company in 1983 and was involved with all aspects of our business. In addition, certain members of our development and design team who have left our Company in recent years were closely involved in the acquisition, development and design of many of our current properties. No assurances can be made that the loss of Ian Schrager and other employees in our development and design teams will not have an adverse effect on our ability to manage our business and implement our growth strategies.

We depend on Jeffrey Chodorow for the management of our restaurants and certain of our bars.

The restaurants in Morgans, Hudson, Delano Miami, Mondrian Los Angeles, Clift, Sanderson and St. Martins Lane as well as the bars in Delano Miami, Sanderson and St. Martins Lane are owned and managed through several joint venture operations with restaurateur Jeffrey Chodorow pursuant to a master agreement between our subsidiaries and Chodorow Ventures LLC. Our restaurant in Mondrian Scottsdale is owned by the Company and operated under license and management agreements with a related entity to Chodorow Ventures LLC. If any of the risks outlined below materialize, our results of operations may be adversely affected. The joint ventures involve risks not otherwise present in our business, including:

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

We depend on Golden Gaming to serve as the operator of the casino at the Hard Rock Hotel & Casino in Las Vegas and to the extent Golden Gaming fails to provide these services, fails to make lease payments or if we were to become liable to third parties for the actions of Golden Gaming at the property, our cash flows and operating results could be adversely impacted.

We lease the casino at the Hard Rock Hotel & Casino in Las Vegas to a licensed operator and are prohibited from receiving any revenues of the casino at this property until we have obtained the necessary gaming approvals. As such, we have entered into a definitive lease agreement with an affiliate of Golden Gaming, Inc. (“Golden Gaming”) for all gaming and related activities at the property’s approximately 30,000 square foot casino. Therefore, a portion of our revenues from the Hard Rock Hotel & Casino is dependent on our ability to collect lease payments from Golden Gaming. To the extent that Golden Gaming defaults on its obligations under its lease with us, whether as a result of any dispute between the parties, because of a deterioration of its financial condition, bankruptcy or otherwise, or if we become liable to third parties for the actions of Golden Gaming as casino operator, our cash flows and operating results could be adversely impacted.

Because land underlying Sanderson is subject to a 150-year ground lease, Clift is leased pursuant to a 99-year lease and a portion of Hudson is the lease of a condominium interest, we are subject to the risk that these leases could be terminated and could cause us to lose the ability to operate these hotels.

Our rights to use the land underlying Sanderson in London are based upon our interest under a 150-year ground lease. Our rights to operate Clift in San Francisco are based upon our interest under a 99-year lease. In addition, a portion of Hudson in New York is a condominium interest that is leased to us. Pursuant to the terms of the leases for these hotels, we are required to pay all rent due and comply with all other lessee obligations under the leases. Any transfer, including a pledge, of our interest in a lease may require the consent of the applicable lessor and its lenders. As a result, we may not be able to sell, assign, transfer or convey our lessee’s interest in any hotel subject to a lease in the future absent consent of such third parties even if such transactions may be in the best interest of our stockholders.

The lessor may require us, at the expiration or termination of the lease to surrender or remove any improvements, alterations or additions to the land or hotel at our own expense. The leases also generally require us to restore the premises following a casualty or taking and to apply in a specified manner any proceeds received in connection therewith. We may have to restore the premises if a material casualty, such as a fire or an act of God, occurs, the cost of which may exceed any available insurance proceeds.

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

We are party to numerous contracts and operating agreements, many of which are integral to our business operations. Certain of those contracts and operating agreements, including our joint venture agreements, generally require that we obtain the consent of the other party or parties before taking certain actions and/or contain restrictive covenants that could affect the manner in which we conduct our business. Our failure to comply with restrictive covenants or failure to obtain consents, including actions by our predecessor prior to our initial public offering, could provide the beneficiaries of those covenants or consents with the right to terminate the relevant contract or operating agreement or seek damages against us. If those claims relate to agreements that are integral to our operations, any termination could have a material adverse effect on our results of operations or financial condition.

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

On January 17, 2006, Phillips South Beach LLC, the entity that owns Shore Club, filed a lawsuit in New York state court against MHG Management Company. The lawsuit alleges, among other things, (i) that MHG Management Company engaged in fraudulent or willful misconduct with respect to Shore Club entitling Phillips South Beach LLC to terminate the Shore Club management agreement without the payment of a termination fee to us, (ii) breach of fiduciary duty by MHG Management Company, (iii) tortious interference with business relations by redirecting guests and events from Shore Club to Delano Miami, (iv) misuse of free and complimentary rooms at Shore Club, and (v) misappropriation of confidential business information. The allegations include that MHG Management Company took actions to benefit Delano Miami at the expense of Shore Club, billed Shore Club for expenses that had already been billed by us as part of chain expenses, misused barter agreements to obtain benefits for our employees, and failed to collect certain rent and taxes from retail tenants. The lawsuit also asserts that MHG Management Company falsified or omitted information in monthly management reports related to the alleged actions. Messrs. Schrager, Scheetz and Hamamoto are also named as defendants in the lawsuit.

The remedies sought by Phillips South Beach LLC include (a) termination of the management agreement without the payment of a termination fee to MHG Management Company, (b) a full accounting of all of the affairs of Shore Club from the inception of the management agreement, (c) at least

$5.0 million in compensatory damages, (d) at least $10.0 million in punitive damages, and (e) attorneys’ fees, interests, costs and disbursements.

We intend to challenge this litigation vigorously. There can be no assurances, however, that the outcome of the litigation, or the costs and diversion of management resources associated with the defense of the litigation, will not harm our reputation in the hospitality industry or otherwise adversely affect our business and result of operations.

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

•       changes in laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

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

The hospitality industry is seasonal in nature. This seasonality can be expected to cause quarterly fluctuations in our revenues. Our revenue is generally highest in the second and fourth quarters. Our quarterly earnings may also be adversely affected by factors outside our control, including weather conditions and poor economic conditions. As a result, we may have to enter into short-term borrowings in certain quarters in order to offset these fluctuations in revenues.

The industries in which we operate are heavily regulated and a failure to comply with regulatory requirements may result in an adverse effect  on our business.

If we fail to comply with regulatory requirements this may result in an adverse effect on our business. Our various properties are subject to numerous laws, including those relating to the preparation and sale of food and beverages, including alcohol. We are also subject to laws governing our relationship with our employees in such areas as minimum wage and maximum working hours, overtime, working conditions, hiring and firing employees and work permits. Also, our ability to remodel, refurbish or add to our existing properties may be dependent upon our obtaining necessary building permits from local authorities. The failure to obtain any of these permits could adversely affect our ability to increase revenues and net income through capital improvements of our properties. In addition, we are subject to the numerous rules and regulations relating to state and federal taxation. Compliance with these rules and regulations requires significant management attention. Any failure to comply with all such rules and regulations could subject us to fines or audits by the applicable taxation authority.

In addition, as a result of our recent acquisition of the Hard Rock Hotel & Casino, the casino operations at that property are subject to gaming industry regulations. The gaming industry is highly regulated, and the casino must maintain its licenses and pay gaming taxes to continue operations. The casino is subject to extensive regulation under the laws, rules and regulations of the jurisdiction in which it operates. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, and persons with financial interests in the gaming operations. Violations of laws could result in, among other things, disciplinary action.

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

Our hotel properties are subject to various Federal, state and local laws relating to the environment, fire and safety and access and use by disabled persons. Under these laws, courts and government agencies have the authority to require us, if we are the owner of a contaminated property, to clean up the property, even if we did not know of or were not responsible for the contamination. These laws also apply to persons who owned a property at the time it became contaminated. In addition to the costs of clean-up, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property. Under such environmental laws, courts and government agencies also have the authority to require that a person who sent waste to a waste disposal facility, such as a landfill or an incinerator, to pay for the clean-up of that facility if it becomes contaminated and threatens human health or the environment.

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

Our hotel properties are also subject to the Americans with Disabilities Act of 1990, or the ADA. Under the ADA, all public accommodations must meet various Federal requirements related to access and use by disabled persons. Compliance with the ADA’s requirements could require removal of access barriers and non-compliance could result in the United States government imposing fines or in private litigants’ winning damages. If we are required to make substantial modifications to our hotels, whether to comply with the ADA or other changes in governmental rules and regulations, our financial condition and results of operations could be harmed. In addition, we are required to operate our hotel properties and laundry facilities in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and become applicable to our properties.

Our hotels may be faced with labor disputes or, upon expiration of a collective bargaining agreement, a strike, which would adversely affect the operation of our hotels.

We rely heavily on our employees providing high-quality personal service at our hotels and any labor dispute or stoppage caused by poor relations with a labor union or the hotels’ employees could adversely affect our ability to provide those services, which could reduce occupancy and room revenue, tarnish our reputation and hurt our results of operations. Most of our employees who work at Morgans, Royalton, Hudson and Clift are members of local labor unions. Our relationship with our employees or the union could deteriorate due to disputes relating to, among other things, wage or benefit levels or management responses to various economic and industry conditions. The collective bargaining agreement governing the terms of employment for employees working in our New York City hotels will not expire until June 30, 2012. The collective bargaining agreement governing the terms of employment for the majority of the employees working in our Clift hotel will not expire until August 14, 2009.

Risks Related to Our Organization and Corporate Structure

We are a holding company with no operations.

We are a holding company and conduct all of our operations through our subsidiaries. We do not have, apart from our ownership of Morgans Group LLC and a non-equity voting interest in Hard Rock Hotel Holdings, LLC, any independent operations. As a result and although we have no current plan to do so, we will rely on dividends and other payments or distributions from Morgans Group LLC and our other subsidiaries to pay dividends on our common stock. We will also rely on dividends and other payments or distributions from Morgans Group LLC and our other subsidiaries to meet our debt service and other obligations. The ability of Morgans Group LLC and our other subsidiaries to pay dividends or make other payments or distributions to us will depend on Morgans Group LLC’s operating results.

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

Substantially all of our businesses are held through our direct subsidiary, Morgans Group LLC. Other than with respect to 1,000,000 membership units held by the Predecessor and membership units issued as part of our employee compensation plans, we own all the outstanding membership units of Morgans Group LLC. We may, in connection with acquisitions or otherwise, issue additional membership units of Morgans Group LLC in the future. Such issuances would reduce our ownership of Morgans Group LLC. Because our stockholders do not directly own Morgans Group LLC units, they do not have any voting rights with respect to any such issuances or other corporate level activities of Morgans Group LLC.

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

We also are afforded the protections of Section 203 of the Delaware General Corporation Law, which prevents us from engaging in a business combination with a person who becomes a 15% or greater stockholder for a period of three years from the date such person acquires such status unless certain board or stockholder approvals are obtained. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

We may experience conflicts of interest with a  significant stockholder and that stockholder may also exercise significant influence over our affairs.

Our largest stockholder, NorthStar Capital Investment Corp., which we refer to as NCIC, beneficially owned approximately 30.3%, of the outstanding shares of our common stock at December 31, 2006. We may experience conflicts of interest in connection with competition with NCIC and its affiliates over the acquisition or disposition of hotel properties.

Our President and Chief Executive Officer, W. Edward Scheetz, and our Chairman, David Hamamoto, are directors and the Co-Chief Executive Officers of NCIC. In addition, Mr. Hamamoto is the President and Chief Executive Officer of Northstar Realty Finance Corp., an affiliate of NCIC. We believe that Mr. Scheetz devoted substantially all of his business time to the performance of his duties as our President and Chief Executive Officer in 2006, and we expect Mr. Scheetz to continue to do so in the future. In addition, Mr. Scheetz is subject to a noncompetition agreement with us. We believe Mr. Hamamoto, as our Chairman, has devoted an amount of time customary for the performance of his duties as Chairman in 2006, and we expect Mr. Hamamoto to continue to do so in the future. Messrs. Scheetz and Hamamoto’s management obligations to NCIC and its affiliates may present them with conflicts of interest in making decisions and their time spent managing NCIC will reduce the time and effort they each spend managing us. Under Delaware corporate law, our officers and directors owe fiduciary duties to us and our stockholders. However, we have not instituted a formal plan or arrangement to address potential conflicts of interest that may arise among us, NCIC and its affiliates.

Some of our officers may also serve as directors or officers of NCIC and may have conflicts of interest because they may own equity interests in NCIC, or its affiliates, or they may receive cash- or equity-based awards based on the performance of NCIC, or its affiliates. Messrs. Scheetz and Hamamoto are directors and officers of NCIC.

In addition, the shares of common stock owned by NCIC constitute a significant portion of the votes needed to approve matters required to be submitted to our stockholders for approval, including decisions relating to the election of our board of directors, and the determination of our day-to-day corporate and management policies. The ownership interest in our company of our significant stockholders may discourage third parties from seeking to acquire control of our company which may adversely affect the market price of our common stock.

If a third-party acquires all or a controlling interest in NCIC, or its affiliates, that third-party may be able to significantly influence us in the same manner that NCIC is now able to significantly influence us.

We may experience conflicts of interest with certain of our directors and officers and significant stockholders as a result of their tax positions.

Messrs. Scheetz and Hamamoto and Marc Gordon, our Chief Investment Officer and Executive Vice President of Capital Markets, may suffer adverse tax consequences upon our sale of certain properties and may therefore have different objectives regarding the appropriate pricing and timing of a particular property’s sale. At the completion of our IPO, Morgans Hotel Group LLC guaranteed approximately $225.0 million of the indebtedness of subsidiaries of Morgans Group LLC and Messrs. Scheetz, Hamamoto and Gordon agreed to reimburse Morgans Hotel Group LLC for up to $98.3 million, $98.3 million and $7.0 million of its guarantee obligation, respectively. These guarantees and reimbursement undertakings were provided so that Messrs. Scheetz, Hamamoto and Gordon did not realize taxable capital gains in connection with the Formation and Structuring Transactions in the amount that each has agreed to reimburse. The guarantees and reimbursement undertakings are for a fixed term and are renewable at the option of the provider. Messrs. Scheetz, Hamamoto and Gordon may influence us to not sell or refinance certain properties, even if such sale or refinancing might be financially advantageous to our stockholders, in order for them to avoid realizing built-in gains that would be incurred once they ceased to agree to reimburse Morgans Hotel Group LLC for its guarantee of portions of our debt. Alternatively, to avoid realizing such built-in gains they may have to agree to additional reimbursements or guarantees involving additional financial risk.

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

Some of the hotels which were part of the Formation and Structuring Transactions were contributed to us in tax-free transactions. Accordingly, our basis in the assets contributed was not adjusted in connection with our IPO and is generally substantially less than the fair market value of the contributed hotels as of the date of our IPO. We also intend to generally use the “traditional” method for making allocations under Section 704(c) of the Internal Revenue Code as opposed to the “curative” or “remedial” method for making such allocations. Consequently, (i) our depreciation deductions with respect to our hotels will likely be substantially less than the depreciation deductions that would have been available to us had our tax basis been equal to the fair market value of the hotels as of the date of our IPO and (ii) we may recognize gain upon the sale of an asset that is attributable to appreciation in the value of the asset that accrued prior to the date of our IPO.

Upon an indirect transfer of an interest in our three New York City hotels as a result of subsequent sales of our common stock by NCIC or RSA Associates, L.P.,  we may be obligated to pay New York City and New York State transfer tax based on the value of our three New York hotels.

Upon a transfer of a controlling interest in our three New York City hotels, New York City and New York State assess a real property transfer tax that aggregates approximately 3% of the fair market value of those hotels. Under the applicable regulations, subject to certain exceptions, a transfer of a 50% or greater interest in our company, either as a result of our IPO or as a result of our IPO aggregated with sales by NCIC or RSA Associates, L.P., which we refer to as RSA Associates , would constitute a sale of a controlling interest in our New York City hotels, giving rise to a tax on the aggregate percentage interest transferred. We have agreed with NCIC and RSA Associates to pay any transfer tax resulting from sales of our common stock by them.

In connection with our IPO, there was a transfer of a controlling interest in our company that resulted in a transfer tax payable by us to New York City and New York State based on the aggregate interest transferred and the fair market value of our New York City hotels at the time of our IPO. In addition, if NCIC and RSA Associates subsequently transfer an interest in our company in a transaction that the applicable rules aggregate with our IPO, an additional transfer tax would be payable by us to New York City and New York State based on the aggregate interest subsequently transferred and the fair market value of our New York City hotels at the time of the transfer.

Non-U.S. holders owning more than 5% of our common stock may be subject to United States  federal income tax on gain recognized on the disposition of our common stock.

Because of our significant United States real estate holdings, we believe that we are a “United States real property holding corporation” as defined under Section 897 of the Internal Revenue Code. As a result, any “non-U.S. holder” (as defined under “Material U.S. Federal Income Tax Considerations for Non-U.S. Holders”) will be subject to United States federal income tax on gain recognized on a disposition of our common stock if such non-U.S. holder has held, directly or indirectly, 5% of our common stock at any time during the five-year period ending on the date of the disposition and such non-U.S. holder is not eligible for any treaty exemption.

Substantial sales of shares of our common stock may adversely impact the market price of our common stock and our ability to issue and sell shares in the future.

Most of the outstanding shares of our common stock are eligible for resale in the public market and certain holders of our shares have the right to require us to file a registration statement for purposes of registering their shares for resale. A significant portion of these shares is held by a small number of stockholders. For example, NCIC was the beneficial owner of approximately 30.3% of the outstanding shares of our common stock at December 31, 2006. If our stockholders sell substantial amounts of our common stock, the market price of our common stock could decline, which may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We are unable to predict the effect that sales of our common stock may have on the prevailing market price of our common stock.

In addition, 3,500,000 shares of our common stock are issuable pursuant to our 2006 Omnibus Stock Incentive Plan and our Annual Bonus Plan. Sales of shares issued under our stock incentive plan and our annual bonus plan, or the perception that these sales could occur, could adversely affect the market price of our common stock.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2                   PROPERTIES

Our Hotel Properties

Set forth below is a summary of certain information related to our hotel properties as of December 31, 2006:

					Twelve Months
		Year	Interest	Number	Ended December 31, 2006					Restaurants
Hotel	City	Opened	Owned	of Rooms	ADR(1)		Occupancy(2)	RevPAR(3)		and Bars(4)
Morgans	New York	1984	100%	113	$312		85.0%	$265		Asia de Cuba Morgans Bar
Royalton	New York	1988	100%	169	339		87.4%	297		44 Lobby Bar Round Bar Library Table
Hudson	New York	2000	(5)	805 (5)	265		87.6%	232		Hudson Cafeteria Hudson Bar Private Park Library Bar Sky Terrace
Delano Miami	Miami	1995	100%	194	505		67.1%	338		Blue Door Blue Sea Rose Bar
Mondrian Los Angeles	Los Angeles	1996	100%	237	315		79.1%	249		Asia de Cuba
										Seabar Skybar
Clift	San Francisco	2001	(6)	363	239		70.6%	169		Asia de Cuba Redwood Room Living Room
Mondrian Scottsdale	Scottsdale	2006	100%	194	162		44.0%	71		Asia de Cuba Skybar Red Bar
St. Martins Lane	London	1999	50%	204	399	(7)	78.2%	312	(7)	Asia de Cuba Light Bar Rum Bar
Sanderson	London	2000	50%	150	475	(7)	77.5%	368	(7)	Spoon Long Bar Purple Bar
Shore Club	Miami	2001	7%	307	373		65.7%	245		Nobu Ago Skybar Redroom Rumbar Sandbar
Total/Weighted Average				2,736	$319		77.0%	$246

(1)             Average daily rate, or ADR.

(2)             Average daily occupancy.

(3)             Revenue per available room, or RevPAR, is the product of ADR and average daily occupancy. RevPAR does not include food and beverage revenues or other hotel operations revenues such as telephone, parking and other guest services.

(4)             We operate the restaurants in Morgans, Hudson, Delano Miami, Mondrian Los Angeles, Clift, Sanderson and St. Martins Lane as well as the bars in Delano Miami, Sanderson and St. Martins Lane through a joint venture arrangement with Chodorow Ventures LLC in which we own a 50% ownership interest. We own the restaurant at Mondrian Scottsdale and an affiliate of Chodorow Ventures LLC operates the restaurant through license and management agreements. The restaurant at Mondrian Scottsdale opened in January 2007 after renovation.

(5)             We own 100% of Hudson, which is part of a property that is structured as a condominium, in which Hudson constitutes 96% of the square footage of the entire building. Hudson has a total of 920 rooms, including 115 single room occupancies (SROs), of which 25 are vacant. SROs are single room dwelling units. Each SRO is for occupancy by a single eligible individual. The unit need not, but may, contain food preparation or sanitary facilities, or both. SROs remain from the prior ownership of the building and we are by statute required to maintain these long-term tenants, unless we get their consent, as long as they pay us their rent.

(6)             Clift is operated under a long-term lease, which is accounted for as a financing.

(7)             The currency translation is based on an exchange rate of 1 British pound = 1.84 U.S. dollars, which is an average monthly exchange rate provided by www.oanda.com for the last twelve months ending December 31, 2006.

At December 31, 2006, we owned or partially owned and managed a portfolio of ten luxury hotel properties in gateway cities and select resort markets in the United States and Europe. We believe each of our hotels are positioned in its respective market as a gathering place or destination hotel offering outstanding personalized service with renowned restaurants and bars.

The chart below summarizes certain information relating to our seven Owned Hotels in New York, Miami, Los Angeles, San Francisco and Scottsdale for the year ended December 31, 2006:

Location	Delano Miami	Royalton New York	Mondrian Los Angeles	Morgans New York	Hudson New York	Clift San Francisco	Mondrian Scottsdale
Year Opened	1995	1988	1996	1984	2000	2001	2006
Total Rooms	194	169	237	113	805 (1)	363	194
Ownership	100%	100%	100%	100%	100%	(2)	100%
Restaurants & Bars	3	2	3	2	4	3	3
Occupancy	67.1%	87.4%	79.1%	85.0%	87.6%	70.6%	44.0%
ADR	$505	$339	$315	$312	$265	$239	$162
RevPAR	$338	$297	$249	$265	$232	$169	$71
RevPAR Change(3)	(1.1)%	9.0%	4.4%	7.6%	10.1%	11.3%	n/a
Total Revenue (000s)	$49,532	$23,977	$43,627	$22,086	$87,425	$37,674	$5,503
Depreciation (000s)	$2,203	$1,813	$1,727	$1,354	$5,092	$5,487	$967
Operating Income (Loss) (000s)(4)	$16,100	$5,726	$15,873	$4,851	$33,807	$(12)	$(3,210)

(1)           We own 100% of Hudson, which is part of a property that is structured as a condominium, in which Hudson constitutes 96% of the square footage of the entire building. Hudson has a total of 920 rooms, including 115 single room occupancies (SROs), of which 25 are vacant. SROs are single room dwelling units. Each SRO is for occupancy by a single eligible individual. The unit need not, but may, contain food preparation or sanitary facilities, or both. SROs remain from the prior ownership of the building and we are by statute required to maintain these long-term tenants, unless we get their consent, as long as they pay us their rent.

(2)           Clift is operated under a long-term lease, which is accounted for as a financing.

(3)           The RevPAR change is provided as a comparison of the year ended December 31, 2006 versus the year ended December 31, 2005.

(4)           Operating Income for each hotel represents property level operating income and does not include allocations or charges for corporate expenses.

The chart below summarizes certain information relating to our three Joint Venture Hotels in London and Miami for the year ended December 31, 2006:

Location	Sanderson London(1)	Shore Club Miami	St. Martins Lane London(1)
Year Opened	2000	2001	1999
Total Rooms	150	307	204
Ownership	50%	7%	50%
Restaurants & Bars	3	3	3
Occupancy	77.5%	65.7%	78.2%
ADR	$475	$373	$399
RevPAR	$368	$245	$312
RevPAR Change(2)	20.9%	10.5%	18.2%
Total Revenue (000s)	$39,037	$42,423	$46,272
Depreciation (000s)	$4,639	$9,663	$4,136
Operating Income (000s)(3)	$5,578	$1,102	$10,973

(1)           The currency translation is based on an exchange rate 1 British pound = 1.84 U.S. dollars, which is an average monthly exchange rate provided by www.oanda.com for the last twelve months ending December 31, 2006.

(2)           The RevPAR change is provided as a comparison of the year ended December 31, 2006 versus the year ended December 31, 2005.

(3)           Operating Income for each hotel is after a deduction of approximately 4.5% of revenues for Shore Club and 4.0% of revenues for Sanderson and St. Martins Lane for management fees and 2.5% of revenues for chain services. We operate each hotel under management agreements.

Individual Property Information

We believe each of our hotel properties reflects the strength of our operating platform and our ability to create branded destination hotels. The tables below reflect the results of operations of our individual properties before any third-party ownership interests in the hotels or restaurants.

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

Property highlights include:

Location	• 237 Madison Avenue, New York, New York
Guest Rooms	• 113, including 29 suites
Food and Beverage	• Asia de Cuba Restaurant with seating for 175
• Morgans Bar with capacity for 75
Meetings Space	• Multi-service meeting facility consisting of one suite with capacity for 150
Other Amenities	• Living Room—a guest lounge that includes televisions, computers and books in one of the suites
• 24-hour concierge service

We are currently planning to undertake a renovation project at Morgans, including upgrades to the hotel’s furniture, fixtures and equipment, and certain technology upgrades, which is expected to begin during early 2008.

We own a fee simple interest in Morgans.

Selected Financial and Operating Information

The following table shows selected financial and operating information for Morgans:

	2006	2005	2004	2003	2002
Selected Operating Information:
Occupancy	85.0%	83.4%	82.0%	70.5%	71.0%
ADR	$312	$295	$254	$230	$230
RevPAR	$265	$246	$208	$162	$163
Selected Financial Information (in thousands):
Room Revenue	$10,931	$10,161	$8,605	$6,693	$6,724
Total Revenue	22,086	21,526	19,882	18,086	18,923
Depreciation	1,354	1,485	1,909	2,025	2,268
Operating Income	4,851	4,398	3,122	2,074	2,452

Royalton

Overview

Opened in 1988, Royalton is located in the heart of midtown Manhattan, steps away from Times Square, Fifth Avenue shopping and the Broadway Theater District. Royalton has 169 rooms and suites, 37 of which feature working fireplaces. Designed by Philippe Starck, the hotel is widely regarded for its distinctive lobby which spans a full city block and rooms that are reminiscent of a posh stateroom on a luxury steamship liner. Royalton features 44 Restaurant, Lobby Bar, Round Bar and the Library Table (Round Bar and the Library Table are available for meetings and special events), and three penthouses with terraces offering views of midtown Manhattan.

Property highlights include:

Location	• 44 West 44th Street, New York, New York
Guest Rooms	• 169, including 27 suites
Food and Beverage	• “44” Restaurant with seating for 200
• Lobby Bar with capacity for 250
• Round Bar with capacity for 23
• Library Table with seating for 10
Meetings Space	• Multi-service meeting facilities consisting of three suites with total capacity for 150
Other Amenities	• 37 working fireplaces and 5 foot round tubs in 41 guest rooms
• 24-hour concierge service

We are currently planning to undertake a renovation and expansion project at Royalton, including rooms and lobby renovations, technology upgrades and the addition of a new restaurant and bar, which is expected to begin during the second quarter of 2007.

We own a fee simple interest in Royalton.

Selected Financial and Operating Information

The following table shows selected financial and operating information for Royalton:

	Year Ended December 31,
	2006	2005	2004	2003	2002
Selected Operating Information:
Occupancy	87.4%	86.2%	82.3%	70.6%	72.0%
ADR	$339	$316	$280	$266	$268
RevPAR	$297	$272	$230	$188	$193
Selected Financial Information (in thousands):
Room Revenue	$18,307	$16,793	$14,149	$11,543	$11,913
Total Revenue	23,977	21,963	19,341	16,950	18,222
Depreciation	1,813	2,097	1,968	2,346	2,550
Operating Income	5,726	4,595	2,636	1,593	2,186

Hudson

Overview

Opened in 2000, Hudson is our newest and largest New York City hotel, with 805 guest rooms and suites, including two ultra-luxurious accommodations—a 3,355 square foot penthouse with a landscaped terrace and an apartment with a 2,500 square foot tented terrace. Hudson occupies the former clubhouse of the American Women’s Association, which was originally constructed in 1929 by J.P. Morgan’s daughter. The hotel, which is only a few blocks away from Columbus Circle, Time Warner Center and Central Park, was designed by Philippe Starck to offer guests affordable luxury and style. Hudson’s notable design includes a 40-foot high ivy-covered lobby and a lobby ceiling fresco by renowned artist Francesco Clemente. The hotel’s food and beverage offerings include Private Park, a restaurant and bar in the indoor/outdoor lobby garden, Hudson Cafeteria restaurant, Hudson Bar and the Library bar and Sky Terrace, a private landscaped terrace on the 15th floor.

Property highlights include:

Location	• 356 West 58th Street, New York, New York
Guest Rooms	• 805, including 43 suites
Food and Beverage	• Hudson Cafeteria restaurant with seating for 200
• Hudson Bar with capacity for 334
• Library Bar with capacity for 170
Meeting Space	• Multi-service meeting facilities, consisting of three executive boardrooms, two suites and other facilities, with total capacity for 1,260
Other Amenities	• 24-hour concierge service and business center
• Indoor/outdoor private park
• Library with antique billiard tables and books
• Sky Terrace, a private landscaped terrace and solarium
• Fitness center

We are currently exploring alternatives for an expansion project at Hudson, including the possibility of building out approximately 27,000 square feet of the basement to be used as a banquet facility and/or a gym.

We own 100% of Hudson, which is part of a property that is structured as a condominium, in which Hudson constitutes 96% of the square footage of the entire building. Hudson has a total of 920 rooms, including 115 single room occupancies (SROs), of which 25 are vacant. SROs are single room dwelling units. Each SRO is for occupancy by a single eligible individual. The unit need not, but may, contain food preparation or sanitary facilities, or both. SROs remain from the prior ownership of the building and we are by statute required to maintain these long-term tenants, unless we get their consent, as long as they pay us their rent. The hotel is subject to mortgage indebtedness as more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—New Mortgage Agreement”.

Since 2000, we have leased our interests in Hudson to Hudson Leaseco LLC, an entity in which we owned a 0.1% membership interest, under a 35-year lease. The remaining 99.9% membership interest was owned by Chevron TCI, Inc. The lease to Hudson Leaseco allowed for the pass-through of tax credits to Chevron TCI, which used the tax credits on a current basis. In September 2006, the Company purchased 99.99% (as calculated in accordance with the purchase agreement and the operating agreement between the parties) of Chevron TCI’s interest and intends to acquire the remaining .01% in 2007. Because we receive the majority of the cash flow under the lease, Hudson Leaseco is consolidated for accounting purposes.

Selected Financial and Operating Information

The following table shows selected financial and operating information for Hudson:

	Year Ended December 31,
	2006	2005	2004	2003	2002
Selected Operating Information:
Occupancy	87.6%	85.3%	80.0%	73.0%	72.1%
ADR	$265	$247	$211	$187	$180
RevPAR	$232	$211	$168	$136	$130
Selected Financial Information (in thousands):
Room Revenue	$68,106	$61,673	$49,431	$39,833	$38,618
Total Revenue	87,425	80,548	67,965	58,520	59,242
Depreciation	5,092	9,415	10,185	9,950	9,753
Operating Income	33,807	24,756	14,644	10,219	12,741

Delano Miami

Overview

Opened in 1995, Delano Miami has 194 guest rooms, suites and lofts and is located in the heart of Miami Beach’s fashionable South Beach Art Deco district. Designed by Philippe Starck from a 1947 landmark hotel, Delano Miami is noted for its simple white Art Deco decor and features an “indoor/outdoor” lobby, the Water Salon and Orchard (which is Delano Miami’s landscaped orchard and 100-foot long pool) and beach facilities. The hotel’s accommodations also include eight poolside bungalows and a penthouse and apartment located on its top two floors. Delano Miami’s restaurant and bar offerings include Blue Door and Blue Sea restaurants, a poolside bistro and the Rose Bar. The hotel also features Agua Bathhouse Spa, a full-service rooftop spa facility.

Property highlights include:

Location	• 1685 Collins Avenue, Miami Beach, Florida
Guest Rooms	• 194, including 11 suites, 5 lofts and 8 poolside bungalows and 9 cabanas

Food and Beverage	• Blue Door Restaurant with seating for 225
• Blue Sea Restaurant with seating for 16
• Rose Bar and lobby lounge with capacity for 334
Meeting Space	• Multi-service meeting facilities, consisting of one executive boardroom and other facilities, with total capacity for 223
Other Amenities	• Swimming pool and water salon
• Agua Bathhouse Spa and solarium
• Beach Village
• Billiards area
• Interactive multi-media room
• 24-hour concierge service

A rooms renovation project at Delano Miami began in 2006, including technology upgrades and upgrading of suites and bungalows, and was approximately 70% complete in December 2006. The remainder of the renovation is scheduled for the second and third quarter of 2007. Additionally, during the second quarter of 2007, we anticipate that work will commence on a buildout of a new lounge and spa facility at Delano Miami.

We own a fee simple interest in Delano Miami.

Selected Financial and Operating Information

The following table shows selected financial and operating information for Delano Miami:

	Year Ended December 31,
	2006	2005	2004	2003	2002
Selected Operating Information:
Occupancy	67.1%	72.1%	66.2%	72.0%	72.4%
ADR	$505	$474	$473	$413	$398
RevPAR	$338	$342	$313	$298	$288
Selected Financial Information (in thousands):
Room Revenue	$23,961	$24,276	$22,362	$21,182	$20,493
Total Revenue	49,532	49,546	45,847	43,607	42,327
Depreciation	2,203	3,272	3,288	3,116	2,952
Operating Income	16,100	15,877	14,683	14,095	14,097

Shore Club

Overview

Opened in 2001, Shore Club has 307 rooms including 70 suites, seven duplex bungalows with private outdoor showers and dining areas, executive suites, an expansive penthouse suite encompassing 6,000 square feet and spanning three floors with a private elevator and private terrace, pool and panoramic views of Miami. Located on one of Miami’s main streets, Collins Avenue, Shore Club was designed by David Chipperfield. Some notable design elements of Shore Club include an Art Deco Lobby with a polished terrazzo floor and lit metal wall mural as well as custom silver and glass lanterns. Shore Club offers on-site access to restaurants and bars such as Nobu, Ago and Skybar (which is made up of the Red Room, Red Room Garden, Rum Bar and Sand Bar), shopping venues such as Scoop and Me & Ro and Pipino Salon, a hair care and accessories salon.

Property highlights include:

Location	• 1901 Collins Avenue, Miami Beach, Florida
Guest Rooms	• 307, including 22 suites, 7 bungalows, 1 oceanfront beach house
Food and Beverage	• Nobu Restaurant with seating for 120
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
• Two deep blue wading pools
• Salon, jewelry shop and clothing shop
• 24-hour concierge service

We operate Shore Club under a management contract and owned a minority ownership interest of approximately 7% at December 31, 2006.

Selected Financial and Operating Information

The following table shows selected financial and operating information for Shore Club:

	Year Ended December 31,
	2006	2005	2004	2003	2002(1)
Selected Operating Information:
Occupancy	65.7%	63.6%	61.6%	55.8%	34.9%
ADR	$373	$349	$327	$296	$289
RevPAR	$245	$222	$201	$165	$101
Selected Financial Information (in thousands):
Room Revenue	$27,467	$24,922	$23,668	$19,398	$11,052
Total Revenue	42,423	39,726	37,539	32,122	14,266
Depreciation	9,662	8,824	9,326	9,168	937
Operating Income	1,102	2,004	520	(4,630)	(2,129)

(1)          Partial year as MHG Management Company took over management of the hotel in July 2002.

Mondrian Los Angeles

Overview

Acquired in 1996 and reopened after an extensive renovation by Philippe Starck, Mondrian Los Angeles has 237 guest rooms, studios and suites, each of which has a fully-equipped kitchen. The hotel, which was built as an apartment complex in 1959 and converted to a hotel in 1984, is located on Sunset Boulevard in close proximity to Beverly Hills, Hollywood and the downtown Los Angeles business district. Mondrian Los Angeles’ accommodations also feature a two bedroom, 2,025 square foot penthouse which includes its own screening room, and an apartment, each of which has an expansive terrace affording city-wide views. The hotel features Asia de Cuba and Seabar restaurants, Skybar, the Pool and Outdoor Living Room and Agua Bathhouse Spa.

Property highlights include:

Location	• 8440 West Sunset Boulevard, Los Angeles, California
Guest Rooms	• 237, including 183 suites, with fully equipped kitchens in every room
Food and Beverage	• Asia de Cuba Restaurant with seating for 225
• Seabar Restaurant with seating for 50
• Skybar with capacity for 491
Meeting Space	• Multi-service meeting facilities, consisting of two executive boardrooms and one suite, with total capacity for 165
Other Amenities	• Indoor/outdoor lobby
• Agua Bathhouse Spa
• Heated swimming pool and water salon
• Outdoor living room
• 24-hour concierge service
• Full service business center
• 24-hour fitness center

We are currently planning to undertake a renovation project at Mondrian Los Angeles, including minor lobby renovations, room renovations, including the replacement of bathrooms and kitchenettes, and technology upgrades. This renovation is expected to begin during the third quarter of 2007.

We own a fee simple interest in Mondrian Los Angeles. The hotel is subject to mortgage indebtedness as more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—New Mortgage Agreement.”

Selected Financial and Operating Information

The following table shows selected financial and operating information for Mondrian Los Angeles:

	Year Ended December 31,
	2006	2005	2004	2003	2002
Selected Operating Information:
Occupancy	79.1%	79.5%	75.3%	70.3%	63.5%
ADR	$315	$301	$278	$258	$269
RevPAR	$249	$239	$209	$182	$171
Selected Financial Information (in thousands):
Room Revenue	$21,579	$20,674	$18,153	$15,721	$14,814
Total Revenue	43,627	43,056	39,692	35,566	34,018
Depreciation	1,727	2,238	2,116	2,802	2,883
Operating Income	15,873	14,925	12,502	9,006	8,075

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

Property highlights include:

Location	• 495 Geary Street, San Francisco, California
Guest Rooms	• 363, including 29 suites
Food and Beverage	• Asia de Cuba restaurant with seating for 129
• Redwood Room bar with capacity for 139
• Living Room with capacity for 60
Meeting Space	• Multi-service meeting facilities, consisting of two executive boardrooms, one suite and other facilities, with total capacity for 545
Other Amenities	• 24-hour concierge service
• 24-hour business center
• 24-hour fitness center

Since its emergence from bankruptcy in 2004, we have operated Clift under a 99-year lease, which due to our continued involvement, is treated as a sale-leaseback financing. Under the lease, our wholly-owned subsidiary, Clift Holdings LLC, is required to fund operating shortfalls, including the lease payments, and to fund all capital expenditures. The annual lease payments, which are payable in monthly installments, are as follows:

•       $2.8 million for the first two years following the commencement of the lease;

•       $6.0 million for the third through tenth year following the commencement of the lease; and

•       an amount that is reset every five years for the remainder of the lease term based on the percentage change in the consumer price index, subject, however, to certain maximum and minimum limitations on the amount of increase.

During the fourth quarter of 2006, we began paying the $6.0 million annual lease payment.

Under the lease, the failure of Clift Holding LLC to pay rent or perform our other obligations under the lease may constitute an event of default. If such an event of default goes uncured, the lessor will have specified rights and remedies, such as termination of the lease.

Selected Financial and Operating Information

The following table shows selected financial and operating information for Clift:

	Year Ended December 31,
	2006	2005	2004	2003	2002
Selected Operating Information:
Occupancy	70.6%	68.7%	66.5%	63.8%	47.0%
ADR	$239	$221	$211	$205	$230
RevPAR	$169	$152	$141	$130	$108
Selected Financial Information (in thousands):
Room Revenue	$22,370	$20,098	$18,666	$17,285	$13,725
Total Revenue	37,674	34,230	32,766	31,458	27,917
Depreciation	5,487	7,245	7,200	7,548	7,303
Operating Loss	(12)	(2,616)	(2,669)	(3,828)	(8,480)

Mondrian Scottsdale

Overview

Acquired in 2006, Mondrian Scottsdale has 194 guestrooms, including 15 suites and two apartments. Mondrian Scottsdale is located in the heart of Old Town Scottsdale overlooking the Scottsdale Mall gardens. Ground floor rooms have patio terraces and the upper floors have private balconies. Two swimming pools, a 24-hour gym, state-of-the-art technology and business facilities, and Morgans Hotel Group’s signature spa, Agua, highlight the impressive list of amenities. During 2006, the hotel underwent a complete renovation of all guest rooms, common areas, bars and restaurant space. The newly renovated hotel was designed by international designer Benjamin Noriega-Ortiz, who drew his inspiration from the Garden of Eden. Completed in January 2007, the newly renovated hotel features an Asia de Cuba Restaurant, Skybar and the Red Bar.

Property highlights include:

Location	• 7353 East Indian School Road, Scottsdale, Arizona
Guest Rooms	• 194, including 15 suites and 2 apartments
Food and Beverage	• Asia de Cuba restaurant with seating for 146
• Skybar with capacity for 68
• Red Bar with capacity for 71
Meeting Space	• Multi-service meeting facilities, consisting of seven function rooms and a private reception area, with total capacity for 500
Other Amenities	• Agua Spa
• 2 swimming pools
• 24-hour business center
• 24-hour fitness center

We own a fee simple interest in Mondrian Scottsdale. The hotel is subject to mortgage indebtedness as more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—New Mortgage Agreement.”

Selected Financial and Operating Information

The following table shows selected financial and operating information for Mondrian Scottsdale for the period of our ownership. The Mondrian Scottsdale was under renovation for the majority of this period.

May 5, 2006 - December 31, 2006
Selected Operating Information:
Occupancy	44.0%
ADR	$162
RevPAR	$71
Selected Financial Information (in thousands):
Room Revenue	$3,317
Total Revenue	5,503
Depreciation	967
Operating Loss	(3,210)

St. Martins Lane

Overview

Opened in 1999, St. Martins Lane has 204 guestrooms and suites, including seven rooms with private patio gardens, and a loft-style luxury penthouse and apartment with expansive views of London. The renovated 1960s building that previously housed the Mickey Mouse Club and the Lumiere Cinema is located in the hub of Covent Garden and the West End theatre district, within walking distance of Trafalgar Square, Leicester Square and the London business district. Designed by Philippe Starck, the hotel’s meeting and special event space includes the Back Room and an executive boardroom. St. Martins Lane features Asia de Cuba Restaurant; The Rum Bar, which is a modern twist on the classic English pub; and the Light Bar, an exclusive destination which has attracted significant celebrity patronage and received frequent media coverage.

Property highlights include:

Location	• 45 St. Martins Lane, London, United Kingdom
Guest Rooms	• 204, including 21 suites
Food and Beverage	• Asia de Cuba restaurant with seating for 180
• Rum Bar with capacity for 30
• Light Bar with capacity for 150
Meeting Space	• Multi-service meeting facilities, consisting of one executive boardroom, two suites and other facilities, with total capacity for 430
Other Amenities	• 24-hour concierge service
• Full service business center
• 24-hour fitness center

We are currently undergoing an expansion project at St. Martins Lane to add a new bar, which is scheduled to open in the third quarter of 2007. In the first quarter of 2007, a new, state-of-the-art gym, Gymbox, opened in the hotel and is operated by a third party under a lease agreement.

We operate St. Martins Lane through Morgans Hotels Group Europe Limited, a 50/50 joint venture previously with Burford Hotels Limited. In February 2007, Walton, an affiliate of Walton Street Capital LLC, purchased Burford Hotels Limited’s 50% ownership interest in Morgans Hotel Group Europe Limited. The terms of the joint venture agreement and the Company’s management agreement are relatively unchanged.

Selected Financial and Operating Information

The following table shows selected financial and operating information for St. Martins Lane:

	Year Ended December 31,
	2006	2005	2004	2003	2002
Selected Operating Information:
Occupancy	78.2%	73.6%	75.4%	66.6%	63.1%
ADR(1)	$399	$364	$352	$343	$367
RevPAR(1)	$312	$267	$265	$228	$232
Selected Financial Information (in thousands):(1)
Room Revenue	$23,213	$19,556	$19,723	$16,949	$17,226
Total Revenue	46,272	40,499	40,446	36,174	38,645
Depreciation	4,136	5,384	4,917	4,419	4,416
Operating Income	10,792	5,718	6,734	5,500	6,635

(1)          The currency translation is based on an exchange rate of 1 British pound 1.84 U.S. dollars, which is an average monthly exchange rate provided by www.oanda.com for the last twelve months ending December 31, 2006.

Sanderson

Overview

Opened in 2000, Sanderson has 150 guestrooms and suites, nine with private courtyards and 19 suites. The hotel is located in London’s Soho district, within walking distance of Trafalgar Square, Leicester Square and the West End business district. Sanderson’s structure is considered a model of 1960s British architecture and the hotel has been designated as a landmark building. Designed by Philippe Starck, the guestrooms do not have interior walls (the dressing room and bathroom are encased in a glass box that is wrapped in layers of sheer curtains). Dining and bar offerings include Suka (formerly Spoon) restaurant, Long Bar, the Purple Bar, Courtyard Garden, the Billiard Room, and Agua Bathhouse Spa. Like the Light Bar at St. Martins Lane, the Long Bar is a popular destination that has consistently attracted a high-profile celebrity clientele and has generated significant media coverage.

Property highlights include:

Location	• 50 Berners Street, London, United Kingdom
Guest Rooms	• 150, including 19 suites
Food and Beverage	• Suka Restaurant with seating for 135
• Long Bar with capacity for 290
• Purple Bar with capacity for 30
Meeting Space	• Multi-service facilities, consisting of one executive boardroom and two suites with total capacity for 170
Other Amenities	• Courtyard Garden
• Indoor/Outdoor Lobby
• Billiard Room
• Agua Bathhouse Spa
• 24-hour concierge service
• 24-hour business center
• 24-hour fitness center

In March 2007, we introduced a new restaurant concept featuring Malaysian cuisine and changed the name of the food and beverage outlet, from Spoon to Suka.

We operate Sanderson through Morgans Hotel Group Europe Limited, a 50/50 joint venture previously with Burford Hotels Limited. In February 2007, Walton purchased Burford Hotels Limited’s 50% ownership interest in Morgans Hotel Group Europe Limited. The terms of the joint venture agreement and the Company’s management agreement are substantially unchanged.

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

Selected Financial and Operating Information

The following table shows selected financial and operating information for Sanderson:

	Year Ended December 31,
	2006	2005	2004	2003	2002
Selected Operating Information:
Occupancy	77.5%	69.6%	73.0%	65.5%	64.6%
ADR(1)	$475	$443	$413	$406	$413
RevPAR(1)	$368	$308	$301	$266	$267
Selected Financial Information (in thousands):(1)
Room Revenue	$20,137	$16,580	$16,521	$14,543	$14,597
Total Revenue	39,037	33,733	34,470	31,840	32,063
Depreciation	4,639	5,648	5,429	4,602	4,801
Operating Income	5,578	1,030	2,773	2,989	1,106

(1)          The currency translation is based on an exchange rate of 1 British pound to 1.84 U.S. dollars, which is an average monthly exchange rate provided by www.oanda.com for the last twelve months ending December 31, 2006.

Recent Acquisitions

Hard Rock Hotel & Casino Las Vegas

On February 2, 2007, the Company along with its joint venture partner, DLJMB, acquired the Hard Rock. We operate the Hard Rock under a management agreement and as of the date hereof own a one third equity interest in the joint venture.

The Hotel.   The hotel’s eleven-story tower houses 647 spacious hotel rooms, including 583 guest rooms and 63 suites and one 4,500 square foot “mega suite.”  The guest rooms and deluxe suites average approximately 500 square feet in size, which is larger than the size of the average Las Vegas hotel room. Our “mega suite” is approximately 4,500 square feet in size and includes numerous amenities. Consistent with the hotel’s distinctive decor, the hotel rooms are stylishly furnished with modern furniture, stainless steel bathroom sinks, pedestal beds with leather headboards and black-and-white photos of famous rock musicians. The rooms also include special amenities such as 42-inch plasma screen televisions with high speed internet access, stereo systems and French doors that open to the outdoors. A full-service concierge and 24-hour room service are available to all guests of the hotel.

The Casino.   The innovative, distinctive style of the 30,000 square-foot circular casino is a major attraction for both Las Vegas visitors and local residents. The casino is designed with an innovative circular layout around the elevated Center Bar, which allows the casino’s patrons to see and be seen from nearly every area of the casino as well as play Blackjack at 3 gaming tables in the bar. Rock music is played continuously to provide the casino with an energetic and entertaining, club-like atmosphere.

The casino houses 92 table games including 67 Blackjack, 7 Craps, 6 Roulette, 1 Caribbean Stud Poker, 1 Mini-Baccarat, 1 Big Baccarat, 1 War, 3 Three Card Poker, 2 Bonus Texas Holdem, 1 Big 6 and 1 Pai-Gow Poker, 548 slot and video machines, an approximate 1,200 square-foot race and sports book as well as the 2,000 square-foot Center Bar. Some of the casino’s gaming chips are themed to coincide with current concerts and the casino also offers patrons other attractions, such as cutting edge slot technology, proprietary slot graphics, distinctive slot signage, guitar-neck-shaped levers on certain slot machines and piano-like roulette tables complete with keyboards.

The casino, and all gaming related activities of Hard Rock, is operated by Golden Gaming under a definitive lease agreement.

Retail.   The hotel’s retail operations consist of the Retail Store, a 3,600 square-foot retail shop. Visitors may purchase shirts, hats, pins, golf bags, children’s clothing, stationary, leather jackets, collectible pin sets, sundry items and a variety of other merchandise displaying the popular “Hard Rock Hotel” and “HRH” logos from the Retail Store, through the web site and from a sundry store located in the resort. Additionally, the retail store carries a wide variety of designer clothing.

Body English.   The Body English nightclub has approximately 8,500 square-foot facility, with an 1,100 person capacity, featuring two rooms on two levels, including a sunken dance floor, three bars and state-of-the-art lighting and sound equipment featuring popular and innovative DJs in from all around the country to provide the proper entertainment to attract our target clientele.

Banquet Facility.   The hotel’s 6,000 square-foot conference center and entertainment area has capacity for 390 persons. The state-of-the-art facility is located adjacent to the Beach Club area and can accommodate one large event/group and has the capability of being separated into three distinct 2,000 square-foot areas.

The Joint.   As a live music venue with capacity for 2,050 persons, The Joint successfully draws audiences from Las Vegas visitors and from the local Las Vegas population. The Joint has become a premier venue in Las Vegas for live popular music, especially due to its relatively small capacity and intimate atmosphere.

The Beach Club.   The Beach Club features a 300-foot long, sand bottomed pool with a water slide, a water fall, a running stream and underwater rock music. The Beach Club also features beaches with white sand imported from Monterey, California, rock outcroppings and whirlpools. In addition, the Beach Club features swim-up blackjack, a Beach Club bar and grill, 37 Tahitian-style private cabanas, and a removable dance floor that extends from one of the beach areas, providing the perfect party space amid thousands of tons of imported sand. The private cabanas include water misters, a refrigerator, a safe, a television and, for an additional fee, an on-site massage service.

Food and Beverage.   The hotel offers its patrons a selection of high-quality food and beverages at multiple price points. The food and beverage operations include five restaurants (AJ’s Steakhouse, Pink Taco, Simon Kitchen and Bar, Mr. Lucky’s, and Nobu), three bars in the casino (the Las Vegas Lounge, Sports Deluxe and Center Bar), three bars in The Joint, a bar at the Beach Club and catering service for corporate events, conventions, banquets and parties. AJ’s Steakhouse, with seating capacity for approximately 100 persons, is reminiscent of classic steakhouses that reigned in 60’s Las Vegas, with an open kitchen, and serves prime Chicago stockyard beef. Pink Taco, with seating capacity of approximately 150 persons, is a hip authentic Mexican eatery with seasonal outside dining. Simon Kitchen and Bar, a hip restaurant with seating capacity for approximately 180 persons designed by Yabu Pushelberg, serves the upscale world cuisine of celebrity chef Kerry Simon. Mr. Lucky’s, a 24-hour restaurant with seating capacity for approximately 200 persons, specializes in high-quality, moderately priced American cuisine. Nobu, with seating capacity of approximately 120 persons, is a ground breaking temple of Japanese cuisine with Latin American influences created by Master Chef Nobu Matsuhisa and owned and operated independently of the hotel.

Both the 1,800 square-foot Las Vegas Lounge and the 1,963 square-foot Center Bar have become popular with both Las Vegas tourists and local residents who we believe are attracted to the hotel’s entertainment and vibrant, energetic atmosphere. As a result, these bars frequently reach their service capacity on weekends, holidays and when special events and concerts are held in The Joint or at the Beach Club. In addition, The Joint and the Beach Club offer their customers a limited selection of menu items and beverages.

The Rock Spa.   The state-of-the-art health club and spa facilities feature amenities such as treadmills, stair-masters, stationary bicycles, CYBEX machines, a variety of free-weights, steam rooms, showers, massage, facial and other personal services.

Adjacent Development Land Parcel.   The adjacent 23-acre land parcel, including a 544 unit apartment complex currently situated on the parcel, will be held for further development.

Expansion.   We plan to undertake a large-scale renovation and expansion project for the Hard Rock. The expansion project is expected to result in the addition of approximately 950 guest rooms, including an all-suite 15-story tower with upgraded amenities, approximately 35,000 square feet of casino space, and approximately 60,000 square feet of meeting and convention space. In addition, the project includes the expansion of the Hard Rock’s award-winning pool, several prominent new food and beverage outlets, a new Joint live entertainment venue, 30,000 square feet of new retail space, as well as a new spa and health club. The expansion, will add approximately 550 guest rooms in a new tower to be constructed on the existing property site, and will use eight acres of the acquired adjacent 23-acre land parcel to build a new suite tower with an additional 400 rooms. The project, which is scheduled to begin in 2007, is expected to be fully completed before the end of 2009.

Renovations to the existing property will begin in early 2007, with upgrades to existing suites, restaurants and bars, retail shops, and common areas, and a new ultra lounge and poker room. As part of the renovation, the Hard Rock’s existing suites and common areas will be renovated to revitalize the property and bring it up to the Company’s brand standard. These renovations are scheduled to be completed by the first quarter of 2008, with certain elements to be completed earlier.

The Company and DLJMB are currently evaluating several options for the remainder of the 23-acre land parcel.

Mondrian South Beach

On August 8, 2006, the Company entered into a 50/50 joint venture (the “South Beach Venture”) with an affiliate of Hudson Capital. The South Beach Venture acquired an apartment building located on Biscayne Bay in South Beach Miami. The apartment building will be converted into a hotel operated under the Company’s Mondrian brand and is expected to open during early 2008.

The 16-story property will be renovated to create a distinctive lodging, dining and nightlife experience, and is expected to  include numerous other hotel amenities, such as a pool, spa, event and meeting space. The property fronts Biscayne Bay and offers spectacular views of the downtown Miami skyline, the Atlantic Ocean and South Beach. The hotel will have approximately 342 units comprised of studios, one and two-bedroom units, and five penthouse suites. In addition, given the property’s location, Mondrian South Beach will offer a vast array of waterfront services, including private VIP boat slips for sailing and yachting and recreational activities for its guests.

The South Beach Venture is also in the process of selling some or all of the new luxury units as condominiums, subject to market conditions. It is anticipated that unit buyers will have the opportunity to place their units into a rental program. See “Risk Factors—Risks Related to Our Business—We have recently invested, and may continue to invest in the future, in select non-hotel properties, such as condominium and other residual projects, and this strategy may not yield the returns we expect, may result in disruptions to our business or shared management resources.”

The Company will operate Mondrian South Beach under a long-term incentive management contract.

ITEM 3                   LEGAL PROCEEDINGS

Litigation

Shore Club Litigation—New York State Action

The Company is currently involved in litigation regarding the management of Shore Club. In 2002, the Company, through a wholly-owned subsidiary, invested in Shore Club and the Company’s management company, MHG Management Company, took over management of the property. The management agreement expires in 2022. For the year ended December 31, 2002 (reflecting six months of data based on information provided to us and not generated by us and six months of operations after MHG Management Company took over management of Shore Club in July 2002), Shore Club had an operating loss and its owner, Philips South Beach LLC, was in dispute with its investors and lenders. After MHG Management Company took over management of the property, the financial performance improved and Shore Club had operating income in 2004. The Company believes this improvement was the direct result of our repositioning and operation of the hotel. This improved performance has continued. In addition, during the fourth quarter of 2005, the debt on the hotel was refinanced.

On January 17, 2006, Philips South Beach LLC filed a lawsuit in New York state court against several defendants including MHG Management Company and other persons and entities. The lawsuit alleges, among other things, (i) that MHG Management Company engaged in fraudulent or willful misconduct with respect to Shore Club entitling Philips South Beach LLC to terminate the Shore Club management agreement without the payment of a termination fee to it, (ii) breach of fiduciary duty by MHG Management Company, (iii) tortious interference with business relations by redirecting guests and events from Shore Club to Delano Miami, (iv) misuse of free and complimentary rooms at Shore Club, and (v) misappropriation of confidential business information. The allegations include that MHG Management Company took actions to benefit Delano Miami at the expense of Shore Club, billed Shore Club for expenses that had already been billed by MHG Management Company as part of chain expenses, misused barter agreements to obtain benefits for employees, and failed to collect certain rent and taxes from retail tenants. The lawsuit also asserts that MHG Management Company falsified or omitted information in monthly management reports related to the alleged actions. Ian Schrager, founder of the Predecessor, W. Edward Scheetz, President and Chief Executive Officer of the Company, and David T. Hamamoto, chairman of the Board of Directors of the Company, are also named as defendants in the lawsuit.

The remedies sought by Philips South Beach LLC include (a) termination of the management agreement without the payment of a termination fee to MHG Management Company, (b) a full accounting of all of the affairs of Shore Club from the inception of the management agreement, (c) at least $5.0 million in compensatory damages, (d) at least $10.0 million in punitive damages, and (e) attorneys’ fees, interest, costs and disbursements.

The Company believes that MHG Management Company has abided by the terms of the management agreement. The Company believes that Philips South Beach LLC has filed the lawsuit as part of a strategy to pressure us to renegotiate our management agreement with respect to the Shore Club.

On August 1, 2006, the judge granted defendants’ motion to dismiss Philips South Beach LLC’s causes of action for breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, breach of good faith and fair dealing, and unjust enrichment. The judge also struck all claims for punitive damages. Philips South Beach LLC filed a notice of appeal, and we filed a notice of cross-appeal, though neither has been perfected. Philips South Beach LLC has filed an amended complaint adding a punitive damages demand. Our motion to dismiss that demand was denied, and upon certification of the denial we intend to appeal. We have answered the amended complaint, denying all substantive allegations and asserting various affirmative defenses. Discovery is pending.

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

On July 13, 2006, the judge issued an order denying defendants’ motion to stay and for a protective order based on the pendency of the Shore Club litigation in New York. An appeal of that order is pending and is scheduled to be heard in April 2007, until which time discovery is stayed. Defendants have moved to dismiss on substantive grounds and for certain of them on jurisdictional grounds as well.

Century Operating Associates Litigation

On March 23, 2006, Century Operating Associates filed a lawsuit in New York state court naming several defendants, including the Company, Morgans Hotel Group LLC, and Messrs. Scheetz and Hamamoto. The lawsuit alleges breach of contract, breach of fiduciary duty and a fraudulent conveyance in connection with the structuring transactions that were part of the Company’s IPO, and the offering itself. In particular, the lawsuit alleges that the transactions constituted a fraudulent conveyance of the assets of Morgans Hotel Group LLC, in which Century Operating Associates allegedly has a non-voting membership interest, to the Company. The plaintiff claims that the defendants knowingly and intentionally structured and participated in the transactions in a manner designed to leave Morgans Hotel Group LLC without any ability to satisfy its obligations to Century Operating Associates.

The remedies sought by Century Operating Associates include (a) Century Operating Associates’ distributive share of the IPO proceeds, (b) at least $3.5 million in compensatory damages, (c) at least $17.5 million in punitive damages, and (d) attorneys’ fees and expenses.

On July 6, 2006, the judge granted the Company’s motion to dismiss it from the case. Century Operating Associates has filed an amended complaint, re-asserting claims against the Company, including a new claim for aiding and abetting breach of fiduciary duty, and adding claims against a new defendant, Morgans Group LLC. We have moved to dismiss all claims against the Company and Morgans Group LLC, and certain claims against certain other defendants. We have answered the amended complaint (except as to the Company and Morgans Group LLC, and as to those claims as to which we have moved to dismiss), denying all substantive allegations and asserting various affirmative defenses. Discovery is pending.

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

No matters were submitted to a vote of our security holders during the fourth quarter of 2006.

PART II

ITEM 5                   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the Nasdaq Global Market under the symbol “MHGC” since the completion of our IPO in February 2006. The following table sets forth the high and low sales prices for our common stock, as reported on the Nasdaq Global Market, for each of the periods listed. No dividends were declared or paid during the periods listed.

Period	High	Low
February 17, 2006 – March 31, 2006	$20.25	$16.84
Second Quarter 2006	$19.25	$12.20
Third Quarter 2006	$16.36	$11.77
Fourth Quarter 2006	$17.52	$12.37

On March 29, 2007, the closing sale price for our common stock, as reported as on the Nasdaq Global Market was $20.69. As of March 29, 2007, there were 14 record holders of our common stock although there is a much larger number of beneficial owners.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and we do not currently intend to pay any cash dividends on our common stock. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our common stock will be, subject to applicable law, at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions. The Company’s revolving credit agreement prohibits the Company from paying cash dividends on its common stock.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2006, relating to our equity compensation plan pursuant to which grants of securities may be made from time to time.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders(1)	2,020,200	(2)	$19.20	1,479,800	(3)
Equity compensation plans not approved by security holders	—		—	—
Total	2,020,200	(2)	$19.20	1,479,800	(3)

(1)          The Morgans Hotel Group Co. 2006 Omnibus Stock Incentive Plan was approved by our stockholders on February 14, 2006.

(2)          Includes 1,153,200 options that are subject to vesting conditions and 867,000 units of membership interests in a limited liability company which are structured as profits interest, or LTIP units, in our operating company which are also subject to vesting conditions. Conditioned on minimum allocation to the capital accounts of the LTIP unit for federal income tax purposes, each LTIP unit may be converted, at the election of the holder, into one membership unit, which represents an ownership of interest in our operating company, or Membership Units. Each of the Membership Units underlying these LTIP units are redeemable at the election of the Membership Unit holder for (i) cash equal to the then fair market value of one share of our common stock, or (ii) at the option of the Company in its capacity as managing member of our operating company, one share of our common stock.

(3)          Of these shares,184,033 shares may be issued pursuant to outstanding restricted stock units, or RSUs, all of which are subject to vesting conditions.

Initial Public Offering

The shares of common stock sold in our IPO were registered under the Securities Act of 1933, as amended, on a Form S-1 Registration Statement (SEC File No. 333-129277) that was declared effective by the Securities and Exchange Commission on February 14, 2006.

As of December 31, 2006, we have used the net proceeds of the IPO of $272.5 million as follows:

•       approximately $212.1 million was used to repay principal indebtedness outstanding on mezzanine and mortgage loans secured by five of our hotel properties;

•       approximately $11.4 million to redeem the preferred equity interest in the entity which owns the Clift hotel in San Francisco held by NorthStar Hospitality LLC, a wholly owned subsidiary of NCIC;

•       approximately $47.8 million to initially finance the purchase of the James Hotel Scottsdale, which was subsequently renovated and re-branded Mondrian Scottsdale. The purchase was later replaced with a $35.0 million mortgage loan.

•       the remainder was applied toward our $50.0 million deposit on the purchase of the Hard Rock, and related assets in May 2006.

2006 Purchases of Equity Securities

The following table provides information about the Company’s purchases of its common stock during the quarter ended December 31, 2006.

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1, 2006–October 31, 2006	—	—	—	—
November 1, 2006–November 31, 2006	—	—	—	—
December 1, 2006–December 31, 2006(1)	336,026	$16.89	336,026	$44,316
Total	336,026	$16.89	336,026	$44,316

(1)          This stock repurchase program was authorized by our Board of Directors on December 7, 2006.

Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate Securities and Exchange Commission filings, in whole or in part, the following performance graph will not be incorporated by reference into any such filings.

Performance Graph

The following graph below shows the cumulative total stockholder return of our common stock for the period from February 14, 2006, the date that our common stock began trading on the Nasdaq Global Market, through December 31, 2006, to the S&P 500 Stock Index and the S&P 500 Hotels, Resorts and Cruise Lines Index.  The graph assumes that the value of the investment in our common stock and each index was $100 at February 14, 2006. The Company has declared no dividends during this period.  The stockholder return on the graph below is not indicative of future performance.

Comparison of Cumulative Total Return of the Company, S&P 500 Stock Index
and S&P 500 Hotels, Resorts and Cruise Lines Index for the Period from
February 14, 2006 to December 31, 2006

	2/14/2006	12/31/2006
Morgans Hotel Group Co.	$100.00	$84.65
S&P 500 Stock Index	100.00	110.18
S&P 500 Hotels, Resorts and Cruise Lines Index	100.00	112.27

ITEM 6                   SELECTED FINANCIAL INFORMATION

The following selected historical financial and operating data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated / combined financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K.

The following table contains selected consolidated / combined historical financial data derived from our Company’s predecessor audited combined financial statements for the period from January 1, 2006 to February 16, 2006 and the years ended December 31, 2005, 2004, 2003 and 2002. The Company’s audited consolidated statements are included for the period from February 17, 2006 to December 31, 2006. The historical results do not necessarily indicate results expected for any future period.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except operating data)
Statement of Operations Data:
Total hotel revenues	$269,824	$250,870	$225,567	$204,187	$200,849
Total revenues	278,593	260,349	234,398	210,643	204,925
Total hotel operating costs	177,632	163,183	153,961	143,522	142,136
Corporate expenses	27,306	17,982	15,375	13,994	9,530
Depreciation and amortization	19,112	26,215	27,348	28,503	28,256
Total operating costs and expenses	224,050	207,380	196,684	186,019	179,922
Operating income	54,543	52,969	37,714	24,624	25,003
Interest expense, net	51,564	72,257	67,173	57,293	42,248
Net (loss)	(13,925)	(30,216)	(31,595)	(42,471)	(23,845)
Selected Operating Data:(1)
Occupancy %	77.0%	76.9%	73.7%	68.0%	62.2%
Average daily rate (ADR)	$319.04	$301.60	$277.42	$252.00	$249.50
Revenue per Available Room (RevPAR)	$245.76	$231.80	$204.53	$171.26	$155.23
Other Financial Data:
EBITDA(2)	$78,921	$85,655	$76,591	$55,172	$57,185
Adjusted EBITDA(3)	85,084	79,452	67,994	54,586	57,828
Capital expenditures, excluding acquisitions	26,010	5,603	5,236	4,250	9,854
Number of rooms available	2,736	2,541	2,539	2,539	2,539
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$29,232	$19,870	$(22,820)	$7,050	$(528)
Investing activities	(143,658)	(20,251)	(12,630)	(9,065)	(15,410)
Financing activities	120,140	9,301	44,637	3,659	12,962

(1)          Includes information for all managed hotels during the period, both consolidated and unconsolidated.

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$27,549	$21,833	$12,915	$3,728	$2,083
Restricted cash	24,368	32,754	19,269	14,979	11,892
Property and equipment, net	494,537	426,927	446,811	468,676	492,804
Total assets(4)	758,006	606,275	612,683	616,722	629,102
Mortgage notes payable	417,327	577,968	473,000	541,043	543,631
Financing and capital lease obligations	135,870	81,664	77,951	6,849	6,236
Long term debt and capital lease obligations	553,197	659,632	550,951	547,892	549,867
Total stockholders’ equity (deficit)	122,446	(110,573)	4,165	(17,422)	15,014

(2)          We believe that earnings before interest, income taxes, depreciation and amortization (EBITDA) is a useful financial metric to assess our operating performance before the impact of investing and financing transactions and income taxes. It also facilitates comparison between us and our competitors. Given the significant investments that we have made in the past in property, plant and equipment, depreciation and amortization expense comprises a meaningful portion of our cost structure. We believe that EBITDA will provide investors with useful tool for assessing the comparability between periods because it eliminates depreciation and amortization expense attributable to capital expenditures.

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

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Net (loss)	$(13,925)	$(30,216)	$(31,595)	$(42,471)	$(23,845)
Interest expense, net	51,564	72,257	67,173	57,293	42,248
Income tax expense	11,204	822	827	652	576
Depreciation and amortization expense	19,112	26,215	27,348	28,503	28,256
Proportionate share of interest expense from unconsolidated joint ventures	6,030	10,669	7,694	7,080	6,408
Proportionate share of depreciation expense from unconsolidated joint ventures	5,427	6,390	5,754	4,707	4,190
Proportionate share of depreciation expense of minority interests in consolidated joint ventures	(491)	(482)	(610)	(592)	(648)
EBITDA	$78,921	$85,655	$76,591	$55,172	$57,185
Other non-operating expense (income)	3,462	(1,574)	(5,482)	2,077	(534)
Other non-operating expense (income) from unconsolidated joint ventures	537	—	—	—	—
Less: EBITDA from leased hotels	(5,475)	(4,629)	(3,115)	(2,663)	1,177
Add: Stock-based compensation	7,939	—	—	—	—
Less: Minority interest	(300)	—	—	—	—
Adjusted EBITDA	$85, 084	$79,452	$67,994	$54,586	$57,828

(3)          We disclose Adjusted EBITDA because we believe it provides a meaningful comparison to our EBITDA as it excludes other non-operating (income) expenses that do not relate to the on-going performance of our assets and excludes the operating performance of assets in which we do not have a fee simple ownership interest.

We exclude from Adjusted EBITDA the following:

•       other non-operating (income) expenses such as gains and losses on dispositions and asset restructurings, costs of abandoned development projects and financings, gains and losses on early extinguishment of debt and other items that relate to the financing and investing activities of our assets and do not relate to the on-going operating performance of our assets, both consolidated and unconsolidated.

•       the EBITDA related to leased hotels to more accurately reflect the operating performance of assets in which we have a fee simple ownership interest.

•       the stock-based compensation expense recognized.

•       the minority interest in Morgans Group LLC.

(4)          In 2006, the Company entered into transactions for new hotel properties. Included in total assets at December 31, 2006 are the following amounts (in thousands) related to 2006 transactions:

Mondrian Scottsdale	$53,676
Building adjacent to Miami Delano	15,091
Mondrian South Beach	15,000
Echelon	2,883
Hard Rock	62,550
$149,200

ITEM 7                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Historical Financial and Operating Data” and our consolidated / combined financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a fully integrated hospitality company that operates, owns, acquires, develops and redevelops boutique hotels in gateway cities and select resort markets in the United States and Europe. We are widely credited with establishing and defining the rapidly expanding boutique hotel sector. Over our 22 year history, we have gained experience operating in a variety of market conditions. At December 31, 2006, we owned or partially owned and managed a portfolio of ten luxury hotel properties in New York, Miami, Los Angeles, Scottsdale, San Francisco and London comprising over 2,700 rooms. Each of our Owned Hotels was acquired and renovated by the Morgans Group, or an affiliate, and was designed by a world-renowned designer.

Unlike traditional brand-managed or franchised hotels, boutique hotels provide their guests with what we believe is a distinctive lodging experience. Each of our hotels has a personality specifically tailored to reflect the local market environment and features modern, sophisticated design that includes critically acclaimed public spaces; popular “destination” bars and restaurants; and highly personalized service. Significant media attention has been devoted to our hotels which we believe is as a result of their distinctive nature, renowned design, dynamic and exciting atmosphere, celebrity guests and high-profile events. We believe that the Morgans Hotel Group brand, and each of our individual property brands are synonymous with style, innovation and service. We believe this combination of lodging and social experiences, and association with our brands, increases our occupancy levels and pricing power.

In addition to our current portfolio, we expect to operate, own, acquire, redevelop and develop new hotel properties that are consistent with our portfolio in major metropolitan cities and select resort markets in the United States, Europe and elsewhere.

We were incorporated as a Delaware corporation in October 2005 to acquire, own, and manage boutique hotels in the United States, Europe and elsewhere. As of December 31, 2006, we owned:

•       seven hotels in New York, Miami, Los Angeles, San Francisco and Scottsdale, comprising approximately 2,100 rooms;

•       a building adjacent to Delano Miami which we intend to convert into a new hotel with guest facilities;

•       a 50% interest in two hotels in London comprising approximately 350 rooms and a 7% interest in the 300-room Shore Club in Miami, all of which we also manage; and

•       a 50% interest in an apartment building on Biscayne Bay in South Beach Miami which we are redeveloping and have rebranded under our Mondrian brand as a hotel and condominium project under the name Mondrian South Beach Hotel Residences.

We conduct our operations through our operating company, Morgans Group LLC, which holds all of our assets. We are the managing member of Morgans Group LLC and hold approximately 97.1% of its membership units at December 31, 2006. We manage all aspects of Morgans Group LLC including the operation, investment and sale and purchase of hotels and the financing of Morgans Group LLC.

The historical financial data presented herein is the historical financial data for:

•       our Owned Hotels;

•       our Joint Venture Hotels;

•       our management company subsidiary, MHG Management Company; and

•       the rights and obligations of Morgans Hotel Group LLC contributed to Morgans Group LLC in the Formation and Structuring Transactions described above.

We consolidate the results of operations for all of our Owned Hotels. Certain food and beverage operations at five of our Owned Hotels are operated under 50/50 joint ventures with restaurateur Jeffrey Chodorow. The Asia de Cuba restaurant at Mondrian Scottsdale is operated under license and management agreements with China Grill Management, the company controlled by Jeffrey Chodorow. We believe that we are the primary beneficiary of these entities because we absorb the majority of any restaurant ventures’ expected losses or residual returns. Therefore, these restaurant ventures are consolidated in our financial statements with our partner’s share of the results of operations recorded as minority interest in the accompanying consolidated/combined financial statements. This minority interest is based upon 50% of the income of the venture after giving effect to rent and other administrative charges payable to the hotel.

We own partial interests in the Joint Venture Hotels and certain food and beverage operations at two of the Joint Venture Hotels. We account for these investments using the equity method as we believe we do not exercise control over significant asset decisions such as buying, selling or financing nor are we the primary beneficiary of the entities. Under the equity method, we increase our investment in unconsolidated joint ventures for our proportionate share of net income and contributions and decrease our investment balance for our proportionate share of net losses and distributions. On February 2, 2007, we began managing the hotel operations at the Hard Rock Hotel & Casino in Las Vegas. We will also manage the Mondrian South Beach once redevelopment is complete. As of December 31, 2006, we operated Joint Venture Hotels under management agreements which expire as follows:

•       Sanderson—April 2010 (with two ten year extensions at our option)

•       St. Martins Lane—September 2009 (with two ten year extensions at our option)

•       Shore Club—July 2022

We generated net losses for the years ended December 31, 2006, 2005 and 2004. Revenues increased by $18.2 million in 2006 compared to 2005 and by $26.0 million in 2005 compared to 2004. The loss for the year ended December 31, 2006 is primarily due to non-cash charges related to income taxes and stock compensation. The increase in the Company’s income tax expense is a result of our conversion from a partnership to a C Corporation in February 2006 in connection with our IPO and the recording of basis differences in our assets and liabilities at the time. Stock compensation expense realized in 2006 is a result of restricted shares, long term incentive plan units and stock options granted to employees and directors in connection with the IPO. Income tax expense increased $10.4 million in 2006 compared to 2005 and stock compensation expense increased $7.9 million in 2006 compared to 2005. The loss for the year ended December 31, 2005 was primarily due to our interest expense exceeding our operating income. Interest expense increased by $5.1 million in 2005 compared to 2004 primarily due to the write-off of deferred financing costs due to the refinancing of the debt on our five jointly financed United States hotel properties (Morgans, Royalton, Hudson, Delano Miami and Mondrian Los Angeles), prepayment fees from the June 2005 refinancing of the debt on those five hotels and increased interest expense on mortgage debt due to additional mortgage debt on those five hotels. With the refinancing of our debt on our five jointly financed United States hotel properties in June 2005 and then again in October 2006, and after giving effect to the Formation and Structuring Transactions, we experienced a reduction of $20.7 million in our interest expense for the year ended December 31, 2006 as compared to December 31, 2005. We anticipate that the refinancing of the same debt in October 2006 will reduce interest expense during 2007 as well.

Factors Affecting Our Results of Operations

Revenues.   Changes in our revenues are most easily explained by three performance indicators that are commonly used in the hospitality industry:

•       occupancy;

•       ADR; and

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

•       Management fee—related parties revenue. We earn fees under our management agreements that total 4.5% of defined revenues of Shore Club, 4% of the defined revenues for our two London properties, and beginning February 2, 2007, 4% of defined non-gaming revenues, including casino rents and all other income, for Hard Rock. In addition, we are reimbursed for allocated chain services, which include certain overhead costs for the hotels that we manage and which are currently recovered at approximately 2.5% of defined revenues of the hotels we manage and 1.5% of defined revenues at Hard Rock.

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

Operating Costs and Expenses.   Our operating costs and expenses consist of the costs to provide hotel services, including:

•       Rooms expense. Rooms expense includes the payroll and benefits for the front office, housekeeping, concierge and reservations departments and related expenses, such as laundry, rooms supplies, travel agent commissions and reservation expense. Like rooms revenue, occupancy is a major driver of rooms expense, which has a significant correlation with rooms revenue.

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

•       Corporate expenses consist of the cost of our corporate office, net of any cost recoveries, which consists primarily of payroll and related costs, office rent and legal and professional fees and costs associated with being a public company.

•       Depreciation and amortization expense. Hotel properties are depreciated using the straight-line method over estimated useful lives of 39.5 years for buildings and five years for furniture, fixtures and equipment.

Other Items

•       Interest expense, net. Includes interest on our debt and amortization of financing costs and is reduced by interest income.

•       Equity in (income) loss of unconsolidated joint ventures. Equity in (income) loss of unconsolidated joint ventures constitutes our share of the net profits and losses of our United Kingdom hotel joint venture, our United Kingdom food and beverage joint venture (both of which are 50% owned by us), Shore Club (in which we have a 7% ownership interest), and since August 8, 2006, Mondrian South Beach (in which we have a 50% ownership interest and which is currently operating as an apartment building).

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

•       Income tax expense. The United States entities included in our predecessor’s combined financial statements are either partnerships or limited liability companies, which are treated similarly to partnerships for tax reporting purposes. Accordingly, Federal and state income taxes have not been provided for in the accompanying combined financial statements for the years ended December 31, 2005 and 2004 as the partners or members are responsible for reporting their allocable share of our predecessor’s income, gains, deductions, losses and credits on their individual income tax returns. One of our foreign subsidiaries is subject to United Kingdom corporate income taxes. Income tax expense is reported at the applicable rate for the periods presented. Certain of our predecessor’s subsidiaries are subject to the New York City Unincorporated Business Tax (“UBT”). Income tax expense in our predecessor’s financial statements comprises the income taxes paid in the United Kingdom on the management fees earned by our wholly-owned United Kingdom subsidiary. Subsequent to the IPO, the Company is subject to Federal and state income taxes. Income taxes for the period from February 17, 2006 to December 31, 2006 were computed using the Company’s calculated effective tax rate. The Company also recorded net deferred taxes related to cumulative differences in the basis recorded for certain assets and liabilities in the amount of $10.6 million at the time of our conversion from a partnership to a C corporation.

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

Notwithstanding our efforts to reduce variable costs, there are limits to how much we can accomplish because we have significant fixed costs, such as depreciation and amortization, labor costs and employee benefits, insurance, real estate taxes and other expenses associated with owning hotels that do not necessarily decrease when circumstances such as market factors cause a reduction in our hotel revenues.

Recent Trends and Developments

Recent Trends.   Generally, lodging demand in the United States has remained robust through 2006, driven by continued strength associated with business and leisure travelers, while lodging supply growth continued to remain low. The hospitality industry, particularly in the United States began to recover in the fourth quarter of 2003 from the severe downturn that started in early 2001, which was precipitated by the recession of the United States economy and was exacerbated by the dramatic decline in travel following the terrorist acts of September 11, 2001.

We believe that, in general, current industry fundamentals are similar to those observed following the last industry downturn, which occurred in the early 1990s. That downturn, which also resulted from a recession in the general economy, was followed by several years of RevPAR growth. We believe that, given the fact that supply growth is lower than it was in the prior recovery and the United States economy remains strong, occupancy and ADR will continue the improvement, and that United States hospitality RevPAR will follow the business cycle on its upward swing, although there can be no assurances that such improvements will occur.

The London hospitality market experienced very strong growth in 2006 due to the strength of the United Kingdom economy, citywide events and the recovery from the terrorist attacks which occurred in the city in July 2005.

Recent Developments.   In addition to the recent trends described above, we expect that the following events will cause our future results of operations to differ from our historical performance.

Formation and Structuring Transactions.   The following items associated with the consummation of the Formation and Structuring Transactions described above under “Business—Corporate Structure—Formation and Structuring Transactions” and our IPO have affected our year ended December 31, 2006 results of operations for the fiscal year ended December 31, 2006 and we believe will continue to affect our results of operations in the foreseeable future:

•       as a result of the refinancing of existing debt obligations, interest expense declined. This decline was evident in the results of operations for the year ended December 31, 2006, as the interest expense decreased by $20.7 million as compared to the same period ended December 31, 2005.

•       as a result of stock-based compensation issued in connection with our IPO, we began recording stock-based compensation expense during the year ended December 31, 2006.

•       we became subject to Federal and state income taxes, resulting in the Company recording income tax expense of $11.2 million for the year ended December 31, 2006.

Acquisitions and Developments.

Purchase of building adjacent to Delano Miami.   On January 24, 2006, the Company acquired a building adjacent to Delano Miami for approximately $14.3 million. The Company intends to convert this property into a hotel with guest facilities, utilizing the Delano Miami operating infrastructure.

Purchase of Mondrian Scottsdale.   The purchase of the James Hotel Scottsdale was completed on May 3, 2006 for approximately $47.8 million. Subsequent to the purchase, the hotel was re-branded as Mondrian Scottsdale and underwent a renovation of the guest rooms, public space, restaurant and bars. This renovation was completed in January 2007.

Purchase of Mondrian South Beach and the South Beach Venture.   On August 8, 2006, the Company entered into the South Beach Venture with an affiliate of Hudson Capital, a real estate private investment fund. The South Beach Venture will renovate and convert an apartment building on Biscayne Bay in South Beach Miami into a hotel operated under the Company’s Mondrian brand. The South Beach Venture is also in the process of selling condominium units within the hotel. The Company will operate Mondrian South Beach under a long-term incentive management contract. The South Beach Venture has acquired the existing building and land for a gross purchase price of $110.0 million. An initial equity investment of $15.0 million from each of the Company and Hudson Capital was funded at closing.

Development of Delano Las Vegas and Mondrian Las Vegas—Echelon Project.   On January 3, 2006, the Company entered into a limited liability company agreement with Echelon, a subsidiary of Boyd, through which it will develop, as 50/50 owners, Delano Las Vegas and Mondrian Las Vegas, both of which are expected to open in 2010. Delano Las Vegas is expected to include 600 guest rooms and suites and feature a nightclub, spa, lobby bar and restaurant, and a private pool and recreation area. Mondrian Las Vegas is expected to include 1,000 guest rooms and suites and feature a distinctive bar and restaurant, meeting and conference space, and a private pool and recreation area. We expect to open Delano Las Vegas and Mondrian Las Vegas concurrently with the opening of Echelon Place in early 2010.

After certain milestones in the joint venture development process have been met, the Company is expected to contribute approximately $97.5 million in cash and Echelon will contribute approximately 6.5 acres of land to the joint venture. It is expected that these contributions will be completed by June 30, 2008, as part of pre-development. All further contributions will be made pro rata, although the Company and Echelon may be individually responsible for certain cost overruns. In addition, the Company and Echelon will jointly seek to arrange non-recourse project financing for the development of Delano Las

Vegas and Mondrian Las Vegas. The joint venture will be dissolved if the project financing is not obtained by June 30, 2008. The joint venture will be dissolved if the project financing is not obtained by June 30, 2008. In February 2007, the Company borrowed $30.0 million on its credit facility to make a required deposit for the project toward our total funding.

Purchase of Hard Rock Hotel & Casino.   On May 11, 2006, the Company and Acquisition Corp., entered into an Agreement and Plan of Merger with HRH pursuant to which Acquisition Corp agreed to acquire HRH in the Merger. Additionally, an affiliate of the Company entered into several asset purchase agreements with HRH or affiliates of HRH to acquire a development land parcel adjacent to the Hard Rock Hotel & Casino in Las Vegas (“Hard Rock”) and certain intellectual property rights related to the Hard Rock Hotel & Casino (such asset purchases, the “Transactions”). The aggregate consideration for the Transactions and the Merger is $770 million.

On November 7, 2006, the Company entered into a definitive agreement with an affiliate of DLJ Merchant Banking Partners (“DLJMB”) as amended in December 2006, under which DLJMB and the Company formed a joint venture with DLJMB in connection with the acquisition and development of the Hard Rock.

In December 2006, a subsidiary of the Company commenced a cash tender offer for any and all of the 2013 Notes of Hard Rock Hotel, Inc. Concurrent with and as part of the closing of the Merger and the Transactions, the subsidiary became an entity of the joint venture and purchased approximately $139.0 million aggregate principal amount of the 2013 Notes. The 2013 Notes purchased were cancelled in connection with the acquisition.

The closing of the Transactions and completion of the Merger occurred on February 2, 2007.  The Company funded one-third of the equity, or approximately $57.5 million, and DLJMB funded two-thirds of the equity, or approximately $11.2 million. The remainder of the $770 million purchase price was financed with mortgage financing under a credit agreement entered into by the joint venture. The credit agreement provides for a secured term loan facility, with a term of three years, with two one-year extensions subject to certain conditions, consisting of a $760 million loan for the acquisition including $35.0 million of renovation costs, $48.2 million of financing costs and $56.3 million of cash reserves and working capital, and a loan of up to $600 million for future expansion of the Hard Rock. Under the terms of the joint venture agreements, DLJMB agreed to fund 100% of the equity capital required to expand the Hard Rock property, up to a total of an additional $150 million. The Company will have the option to fund the expansion project proportionate to its equity interest in the joint venture. The Company will evaluate its investment decision at the time of the capital calls, which the Company anticipates will occur in 2007.

Concurrent to the closing of the Transactions and the Merger, the Company and DLJMB entered into a property management agreement under which the Company will operate the hotel, retail, food and beverage, entertainment and all other businesses related to the Hard Rock, excluding the casino. Under the terms of the agreement, the Company will receive a management fee equal to 4% of defined non-gaming revenue including casino rents and all other rental income and chain service expense reimbursement. The Company can also earn an incentive management fee of 10% of EBITDA, as defined, above certain levels. The term of the contract is 20 years with two ten-year renewals and is subject to certain performance tests beginning in 2009.

At the February 2, 2007 closing of the Merger and Transactions, the joint venture also entered into a definitive lease agreement with Golden Gaming Inc. to operate all gaming and related activities of the property’s casino at the Hard Rock. Under the lease, the base rent is $20.7 million per year payable monthly, plus reimbursements for certain expenses. Golden Gaming is entitled to a management fee of $3.3 million, also payable monthly. The gaming assets were sold to Golden Gaming for a note with a principal amount equal to the net book value of the gaming assets. Casino EBITDA in excess of the rent and management fee amounts will be distributed 75% to Hard Rock for payment of principal and interest on the gaming asset note and any other loans to the lessee and 25% to Golden Gaming. On January 25, 2007, Nevada gaming regulators unanimously approved Golden Gaming’s application for its license to operate the casino at the Hard Rock.

Other Recent Events

Issuance of Notes to a Subsidiary Trust Issuing Preferred Securities.   On August 4, 2006, our newly established trust subsidiary, MHG Capital Trust I (the “Trust”), issued, in a private placement, $50.0 million of trust preferred securities. The sole assets of the Trust consist of $50.1 million of junior subordinated notes (the “Notes”) due October 30, 2036 issued by the Company’s operating partnership and guaranteed by us. The proceeds of the issuance of the Notes was used to repay the Company’s existing credit line and to fund the equity contribution on Mondrian South Beach with the remainder available for general corporate purposes. These trust preferred securities and the Notes both have a 30-year term, ending October 30, 2036, and bear interest at a fixed rate of 8.68% for the first ten years, ending October 2016, and thereafter will bear interest at a floating rate based on the three-month LIBOR plus 3.25%. These securities are redeemable by the Trust at par beginning on October 30, 2011.

Debt Refinancing.   In October 2006, the Company refinanced the majority of its existing mortgage debt and its term loan with $370.0 million of new mortgage debt and increased its borrowing capacity by $100.0 million under a new revolving credit facility, while lowering the cost of its debt capital.

The new $370.0 million of mortgage financing matures in July 2010 with a one-year extension and consists of a $250 million loan on Hudson and a $120 million loan on Mondrian in Los Angeles. The proceeds were used to retire $285.0 million of mortgage debt which was secured by five hotels and an $80.0 million unsecured term loan. The new loans bear interest at an interest rate of LIBOR plus 1.25%, versus a blended rate of LIBOR plus 1.55% on the previous loans. The Company has entered into interest rate protection agreements effectively fixing the LIBOR rate on the loans at 5.0%, which is below current floating rates.

The Company has also entered into a new $225.0 million revolving credit facility and has terminated its prior $125.0 million facility. The new facility is available through July 2011 and is secured by three hotels. The interest rate currently is at LIBOR plus 1.35%, versus LIBOR plus 2.75% under the previous facility, and may vary based on the Company’s leverage level. Borrowing availability is determined based on a borrowing base test and is subject to certain covenant tests.

Common Stock Repurchase Plan.   On December 7, 2006, the Company’s Board of Directors authorized the repurchase of up to $50.0 million worth of the Company’s publicly traded common stock, or approximately 10% percent of its outstanding shares based on the current market price. The stock repurchases under this program will be made through the open market or in privately negotiated transactions from time to time. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The stock repurchase program may be suspended or terminated at any time without prior notice, and will expire on December 7, 2007. As of December 31, 2006, the Company had repurchased 336,026 shares for approximately $5.7 million.

Morgans Hotel Group Europe Limited.   On February 16, 2007, Royalton Europe Holdings LLC, an indirect subsidiary of the Company, and Walton an affiliate of Walton Street Capital, LLC a real estate investment company, entered into a joint venture agreement for the ownership and operation by Morgans Europe. Morgans Europe owns, through a subsidiary company, the Sanderson and St. Martins Lane hotels in London, England. The Company manages both of these hotels under separate hotel management agreements.

The joint venture agreement was executed by the parties upon the sale by Burford of its equity interest in Morgans Europe to Walton, and the termination of the Restated Joint Venture Agreement, dated as of June 18, 1998, by and between Ian Schrager Hotels LLC (the predecessor company of Royalton Europe Holdings LLC) and Burford.

The Company continues to own indirectly a 50% equity interest in Morgans Europe and continues to have an equal representation on the Morgans Europe board of directors. Beginning any time after February 9, 2010, either party has the right to buy all the shares of the other party in Morgans Europe or, if its offer is rejected, require the other party to buy all of its shares at the same offered price per share in cash.

Operating Results

Comparison of Year Ended December 31, 2006 To Year Ended December 31, 2005

The following table presents our operating results for the year ended December 31, 2006 and the year ended December 31, 2005, including the amount and percentage change in these results between the two periods. The operations presented for the year ended December 31, 2005 and January 1, 2006 through February 16, 2006 are those of our predecessor, Morgans Hotel Group LLC. The period from February 17, 2006 through December 31, 2006 represents the results of operations of the Company. The combined periods in 2006 are comparable to the Company’s December 31, 2005 results with the exception of the purchase of a building adjacent to the Delano Miami, the purchase of Mondrian Scottsdale, the investment in an apartment building in South Beach Miami which has been renamed the Mondrian South Beach, and the renovation of Delano Miami, which began in July 2006. The building adjacent to the Delano Miami did not have any operations or material expenses. Mondrian Scottsdale was an operating hotel for the period from May 3, 2006 through December 31, 2006 and any material impacts to the operating results of the Company are reflected below. Mondrian South Beach has been operating as an apartment building since its purchase in August 2006, and is in the development phases of converting into a hotel and condo. Our investment in Mondrian South Beach is accounted for under using the equity method and the Company’s share of losses is recorded in the consolidated results of operations for the year ended December 31, 2006.

	2006	2005	Change ($)	Change (%)
	(dollars in thousands)
Revenues:
Rooms	$168,572	$153,675	$14,897	9.7%
Food and beverage	89,105	85,573	3,532	4.1%
Other hotel	12,147	11,622	525	(1)
Total hotel revenues	269,824	250,870	18,954	7.6%
Management fee—related parties	8,769	9,479	(710)	(7.5)%
Total revenues	$278,593	$260,349	$18,244	7.0%
Operating Costs and Expenses:
Rooms	43,086	39,666	3,420	8.6%
Food and beverage	58,576	54,294	4,282	7.9%
Other departmental	4,588	4,546	42	(1)
Hotel selling, general and administrative	55,387	51,346	4,041	7.9%
Property taxes, insurance and other	15,995	13,331	2,664	20.0%
Total hotel operating expenses	177,632	163,183	14,449	8.9%
Corporate general and administrative
Stock based compensation	7,939	—	7,939	(1)
Other	19,367	17,982	1,385	7.7%
Depreciation and amortization	19,112	26,215	(7,103)	(27.1)%
Total operating costs and expenses	224,050	207,380	16,670	8.0%
Operating income	54,543	52,969	1,574	3.0%
Interest expense, net	51,564	72,257	(20,693)	(28.6)%
Equity in (income) loss of unconsolidated joint ventures	(1,459)	7,593	(9,052)	(119.2)%
Minority interest	3,997	4,087	(90)	(1)
Other non-operating expense (income)	3,462	(1,574)	5,036	(319.9)%
Income (loss) before income tax expense	(3,021)	(29,394)	26,373	(89.7)%
Income tax expense	11,204	822	10,382	(1)
Loss before minority interest	(14,225)	(30,216)	15,991	52.9%
Minority interest	(300)	—	(300)	(1)
Net loss	(13,925)	(30,216)	16,291	53.9%
Other comprehensive income:
Unrealized loss on interest rate swap, net of tax	(1,303)	—	(1,303)	(1)
Foreign currency translation loss	200	(705)	905	128.4%
Comprehensive loss	$(15,028)	$(30,921)	$15,893	51.4%

(1)           Not meaningful.

Total Hotel Revenues.   Total hotel revenues increased 7.6% to $269.8 million in 2006 compared to $250.9 million in 2005. RevPAR from our comparable Owned Hotels, excluding Delano Miami which was under renovation for five months, increased 9.1% to $230 in 2006 compared to $211 in 2005. The components of RevPAR from our comparable Owned Hotels in 2006 and 2005 are summarized as follows:

	2006	2005	Change ($)	Change (%)
Occupancy	83.0%	81.0%	—	2.1%
ADR	$278	$260	$18	6.8%
RevPAR	$230	$211	$19	9.1%

Rooms revenue increased 9.7% to $168.6 million in 2006 compared to $153.7 million in 2005. The inclusion of Mondrian Scottsdale in the 2006 operating results accounted for $3.3 million of the $14.9 million increase. The remainder of the increase was driven by the Clift in San Francisco which produced RevPAR growth of 11.3% and the New York hotels whose RevPAR increased by 9.6% during 2006. The growth in the San Francisco market is attributable to an increased number of tourists and convention groups in San Francisco as travel has begun to return to the city after a weakened economy resulting from the fall of the dot.com businesses. The growth in the New York market is attributable to strong demand and low supply growth.

Food and beverage revenue increased 4.1% to $89.1 million in 2006 compared to $85.6 million in 2005. Since our restaurants and bars are destinations in their own right, with a local customer base in addition to hotel guests, their revenue performance is driven by local market factors in the restaurant and bar business in addition to hotel occupancy. The inclusion of Mondrian Scottsdale in the year ended December 31, 2006 accounts for $2.0 million of the $3.5 million increase. The strongest food and beverage revenue growth was achieved at Royalton and Clift, which achieved growth of 11.0% and 9.3%, respectively. Royalton benefited from improved menu items and a strong marketing plan implemented during 2006 while Clift exceeded prior year revenues primarily due to an increase in lunch business at Asia de Cuba.

Other hotel revenue increased by $0.5 million to $12.1 million in 2006 as compared to $11.6 million in 2005. The inclusion of Mondrian Scottsdale in the year ended December 31, 2006 resulted in a $0.2 million increase. An increase of $0.4 million was attributed primarily to a change in the operations of the Mondrian Los Angeles gift shop. In September 2005, Mondrian Los Angeles began operating the gift shop rather than leasing the space out to a third party. Therefore, revenues and expenses are recorded in 2006 as compared to lease income for the majority of 2005. Offsetting the increases attributed to the inclusion of Mondrian Scottsdale and the change in management of the Mondrian Los Angeles gift shop, were decreases due to the continued decline of telephone revenues. The decline in telephone revenues is an industry-wide phenomenon primarily caused by the increased use of cell phones. Telephone revenues decreased by $0.5 million from $3.4 million in 2006 to $2.9 million in 2005.

Management Fee—Related Parties.   During 2006 and 2005, management fee—related parties comprised continuing fee income from our contracts to manage our Joint Venture Hotels. Additionally, from November 2003 until its termination in June 2005, management fee revenue also included fees earned on the management contract with the Gramercy Park Hotel. Management fee—related parties decreased 7.5% to $8.8 million in 2006 compared to $9.5 million in 2005 due primarily to the inclusion of the fees earned managing Gramercy Park Hotel during 2005.

Operating Costs and Expenses

Rooms expense increased 8.6% to $43.1 million in 2006 compared to $39.7 million in 2005. The inclusion of Mondrian Scottsdale in the 2006 results of operations accounts for $1.4 million of the $3.4 million increase. Furthermore, this increase was primarily attributed to increased rooms expenses at

Mondrian Los Angeles and Royalton. The increases at Mondrian Los Angeles and Royalton were primarily due to additions to front office support and rooms and housekeeping services in 2006. Additionally, Delano Miami experienced a decline of 3.0% in rooms expenses as a result of the on-going rooms renovation which concluded in December 2006.

Food and beverage expense increased 7.9% to $58.6 million in 2006 compared to $54.3 million in 2005. The inclusion of Mondrian Scottsdale in the 2006 results of operations accounts for $1.9 million of the $4.3 million increase. In addition, the increase in food and beverage expenses is primarily due to the phase-in of union pay and benefit rates at Hudson and Clift. At Hudson, food and beverage expenses increased by 10.9% from 2005 to 2006, while revenues only increased by 1.9% from 2005 to 2006. Clift experienced a 7.9% increase in expenses from 2005 to 2006.

Other departmental expense increased $0.1 million to $4.6 million in 2006 compared to $4.5 million in 2005, primarily due to a change in the operations of the Mondrian Los Angeles gift shop and the inclusion of Mondrian Scottsdale, offset by the change in the Delano Miami valet parking contract.  The inclusion of Mondrian Scottsdale accounts for $0.2 million of the 2006 operating expense. Furthermore, in September 2005, Mondrian Los Angeles began operating the gift shop rather than leasing the space out to a third party. Therefore, revenues and expenses are recorded in 2006 as compared to lease income in 2005 which contributed to a 46.6% increase over the expense recorded in 2005. Offsetting these increases, in June 2006, Delano Miami began outsourcing the valet parking to a third party thereby reducing revenues and expenses related to valet parking in 2006. This resulted in a $0.3 million or 13.2% decrease from the expense recorded in 2005.

Hotel selling, general and administrative expense increased 7.9% to $55.4 million in 2006 compared to $51.3 million in 2005. The inclusion of Mondrian Scottsdale accounts for $3.3 million of this $4.0 million increase from 2005 to 2006. The remaining increase is primarily due to a 5.0% increase in repairs and maintenance expense from 2005 to 2006.

Property taxes, insurance and other expense increased 20.0% to $16.0 million in 2006 compared to $13.3 million in 2005. The inclusion of Mondrian Scottsdale accounts for $1.0 million of the $2.7 million increase. The remaining increase is primarily due to increases in insurance premiums, which have been prevalent throughout the industry, and increases in real estate taxes for Hudson, Clift and Delano Miami, which were the result of valuation reassessments in 2006 on all three properties.

Stock-based compensation of $7.9 million was recognized in 2006 compared to $0 in 2005. In connection with the completion of our IPO in February 2006, the board of directors of the Company adopted a stock incentive plan and issued stock-based incentive awards, including incentive stock options, restricted shares of common stock of the Company, and other equity-based awards, including LTIP Units. The Company has expensed granted stock-based compensation ratably over the vesting period in accordance with Statement of Financial Accounting Standards No. 123R, discussed further in footnote 10 to the consolidated/combined financial statements.

Other corporate expenses increased by 7.7% to $19.4 million in 2006 compared to $18.0 in 2005. This increase is due primarily to increased costs of being a public company such as directors’ and officers’ insurance, board of directors fees and investor relations costs.

Depreciation and amortization decreased 27.1% to $19.1 million in 2006 compared to $26.2 million in 2005. Some of our assets, including furniture, fixtures and equipment, are depreciated over five years, and a portion of these assets became fully depreciated during 2006 and 2005.

Interest Expense, net.   Interest expense, net decreased 28.6% to $51.6 million in 2006 compared to $72.3 million in 2005. The $20.7 million decrease in interest expense, net is primarily attributable to the decrease in interest expense, including prepayment fees, of $21.1 million resulting from the February 2006 payoff of mortgage and mezzanine debt secured by five of our wholly-owned hotels.

The components of “Interest expense, net” in 2006 are summarized as follows:

•       mortgage debt interest expense of $24.3 million;

•       mezzanine debt interest expense of $4.1 million;

•       other debt interest expense of $9.2 million;

•       credit facility interest expense of $1.1 million;

•       debt issued to a trust issuing preferred securities interest expense of $1.8 million;

•       amortization of financing costs and the write off of costs associated with refinanced debt of $12.7 million; offset by

•       unrealized change in market value of hedges which don’t qualify for hedge accounting treatment of $0.2 million; and

•       interest income of $1.5 million.

The weighted average interest rates in 2006 and 2005 were 6.1% and 10.0%, respectively.

Equity in (income) loss of unconsolidated joint ventures was $1.5 million of income for the year ended 2006 compared to $7.6 million of loss in 2005. The income we recorded in 2006 related to our joint venture which owns the two hotels in London increased by  $10.9 million over the loss recorded in 2005. The increase in net income from the London joint venture is due to RevPAR at our London hotels which increased by 19.4% in U.S. dollars and 18.0% in local currency, due primarily to the strength of the London hotel market, the refinancing of debt in November 2005 resulting in a lower interest rate, and recognition of a non-cash gain of approximately $2.4 million from the change in value of a derivative instrument associated with the refinanced debt.

The components of RevPAR from the Joint Venture Hotels for 2006 and 2005 are summarized as follows:

	2006	2005	Change ($)	Change (%)
Occupancy	72.2%	68.0%	—	(0.4)%
ADR	$407	$374	$33	8.8%
RevPAR	$294	$255	$39	15.0%

Other non-operating expense (income) was $3.5 million in expense for the year ended 2006 compared to $1.6 million in income for year ended 2005. In 2006, the other non-operating expenses are primarily due to expense incurred in connection with the Shore Club litigation discussed in Note 8 of the consolidated/ combined financial statements and the write-off of certain assets in connection with hotel renovations. The other non-operating income in 2005 relates primarily to a gain of $1.7 million on the sale of tax credits.

Income tax expense was $11.2 million in 2006 compared to $0.8 million in 2005 due primarily to the recording of a deferred tax liability as a result of difference in basis of assets and liabilities as part of the Formation and Structuring Transaction. The Company is subject to corporate Federal and state income taxes effective February 17, 2006.

Comparison of Year Ended December 31, 2005 To Year Ended December 31, 2004

The following table presents our operating results for the year ended December 31, 2005 and the year ended December 31, 2004, including the amount and percentage change in these results between the two periods.

	2005	2004	Change ($)	Change (%)
	(dollars in thousands)
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

Food and beverage revenue increased 3.8% to $85.6 million in 2005 compared to $82.5 million in 2004, driven in part by the increase in hotel occupancy. Since our restaurants and bars are destinations in their own right, with a local customer base in addition to hotel guests, their revenue performance is driven by local market factors in the restaurant and bar business in addition to hotel occupancy. The strongest food and beverage revenue growth was achieved at Delano Miami and Mondrian Los Angeles, which achieved growth of 5.7% and 5.3%, respectively.

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

Other departmental expense increased 31.7 % to $4.5 million in 2005 compared to $3.5 million in 2004, primarily due to a change in the Delano Miami valet parking contract. In May 2005, Delano Miami changed its valet parking contract and now recognizes gross revenues and expenses from the valet parking operation. Prior to the change, Delano Miami only recognized the fee it received from the valet parking operator.

Hotel selling, general and administrative expense increased 4.9% to $51.3 million in 2005 compared to $48.9 million in 2004. Of this $2.4 million increase, $1.2 million was attributable to increased electric and gas costs which are a result of increased utility costs, a trend seen throughout the industry in our hotel markets. An addition $0.6 million increase was attributable to increased credit card commissions, which is directly related to the increase in revenues.

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

Interest Expense, net.   Interest expense, net increased 7.6% to $72.3 million in 2005 compared to $67.2 million in 2004. The $5.1 million increase in interest expense, net was due to:

•       increased amortization of deferred financing costs of $9.8 million due to the refinancing of the debt on our five jointly financed United States hotel properties (Morgans, Royalton, Hudson, Delano Miami and Mondrian Los Angeles) on June 29, 2005, which required all deferred financing costs related to the old debt to be written off and charged to interest expense, net;

•       prepayment fees of $10.3 million resulting from the June 29, 2005 refinancing; and

•       increased interest expense on mortgage and other debt of $9.4 million due to additional mortgage debt on our five jointly financed United States hotels, the proceeds of which were used to pay off more expensive mezzanine debt in the August 2004 refinancing.

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

Equity in loss of unconsolidated joint ventures increased 156.7% to $7.6 million in 2005 compared to $3.0 million in 2004, due primarily to the loss of revenues and profits, as a result of the terrorist attacks in London which occurred in August 2005 and approximately $2.2 million for the write-off of deferred financings costs and interest rate protection termination in connection with the refinancing of debt in November 2005. Furthermore, we recognize an increase of $0.4 million for our share in our United Kingdom joint venture’s tax contingency potential settlement.

The components of RevPAR from the Joint Venture Hotels for 2005 and 2004 are summarized as follows:

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

Liquidity and Capital Resources

The Company’s cash flow and existing cash and cash reserves should be sufficient to fund its working capital needs and renovation plans. The Company intends to finance pending and future acquisitions with equity partners and non-recourse mortgage debt. Furthermore, the Company plans to fund its equity component in new acquisitions with borrowings under its revolving credit line. Consistent with the Company’s capital investment strategy, the Company may consider capitalizing on its significant underlying real estate value by selling equity interests in its existing hotels to finance further growth.

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

Recent Financings

On February 17, 2006, the Company completed its IPO. The Company issued 15,000,000 shares at $20 per share resulting in estimated net proceeds to the Company of approximately $272.5 million after underwriters’ discounts and estimated offering expenses. On February 17, 2006, the Company repaid $294.2 million of long term debt which included principal and interest, paid in full the preferred equity in Clift due a related party of $11.4 million, which included outstanding interest and distributed $9.5 million to stockholders. Concurrent with the closing of the IPO, the Company borrowed $80.0 million under a new three-year term loan.

The purchase of the Mondrian Scottsdale was initially financed with cash on hand. In May 2006, the Company obtained mortgage financing on Mondrian Scottsdale. The $40.0 million loan, which accrues interest at LIBOR plus 2.30%, matures in May 2008 and has three one-year extensions. As of December 31, 2006, the Company had drawn down $37.3 million of the available funds, with an additional $2.7 million available for renovations. The Company has purchased an interest rate cap on this $40.0 million loan. The interest cap limits the interest rate exposure to 8.3% and expires on June 1, 2008.

In August 2006, our newly established subsidiary, MHG Capital Trust I, issued, in a private placement, $50.0 million of trust preferred securities which have a fixed interest rate of 8.68% per annum during the first ten years, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus 3.25% per annum. The sole assets of the trust consist of $50.1 million of junior subordinated notes due October 30, 2036 issued by our operating partnership and guaranteed by us. The proceeds of the issuance of the notes was used by the Company to repay the Company’s existing credit line and to fund the equity contribution on Mondrian South Beach with the remainder available for general corporate purposes.

On October 6, 2006, the Company refinanced the majority of its existing mortgage debt and its term loan with $370.0 million of new mortgage debt and increased its borrowing capacity by $100.0 million under a new revolving credit facility.

The new $370.0 million of mortgage financing consisting of separate loans secured by the Hudson and Mondrian Los Angeles, matures in July 2010 with a one-year extension. The proceeds were used to retire $285.0 million of debt, which was secured by five hotels, and an $80.0 million unsecured term loan. The new loans bear interest at an interest rate of LIBOR plus 1.25%, versus a blended rate of LIBOR plus 1.55% on the previous loans. The Company has entered into interest rate protection agreements effectively fixing the LIBOR rate on the loans at approximately 5.0% through the maturity date.

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

The Company believes that the refinancing of its mortgage debt and its new revolving credit facility provides it with greater financial flexibility and reduces its cost of debt.

Liquidity Requirements

Our short-term liquidity requirements also include working capital to fund our reserve accounts. Our reserve accounts consist of restricted cash that is swept by our lenders beginning on the ninth day of each month to fund monthly debt service payments, property, sales and occupancy taxes and insurance premiums of our hotels. After funding these reserve accounts, we fund operating expenses and our furniture, fixtures and equipment reserve (approximately 4% of total revenues).

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

We spent approximately $26.0 million in 2006 in capital improvements to our hotels and the renovation of Delano Miami and Mondrian Scottsdale. The 2006 renovation amounts were funded by cash reserves and the additional capacity under the Mondrian Scottsdale loan. We plan to renovate several of our existing properties in 2007 at an estimated cost of approximately $40.0 million and we anticipate spending $15.0 to $25.0 million to renovate the building adjacent to Delano Miami during 2007 and 2008.

In January 2006, the Company entered into a limited liability company agreement with Echelon Resorts Corporation (“Echelon”), a subsidiary of Boyd Gaming Corporation, through which it will develop, as 50/50 owners, Delano Las Vegas and Mondrian Las Vegas, both of which are expected to open in 2010. After certain milestones in the joint venture development process have been met, the Company is expected to complete its contribution of approximately $97.5 million in cash and Echelon will contribute approximately 6.5 acres of land to the joint venture. It is expected that these contributions will be completed by June 30, 2008, as part of pre-development. As of December 31, 2006, we had made approximately $2.8 million in capital contributions. Additionally, we made a $30.0 million deposit to Boyd upon consummation of the Hard Rock Hotel & Casino transaction in February 2007, and anticipate contributing another $20.0 million in 2007 for pre-development work, which amounts will be applied toward our capital contributions.

In February 2007, the joint venture, consisting of DLJMB and the Company, acquired the Hard Rock Hotel & Casino and certain other assets for aggregate consideration of $770.0 million. The Company funded one third of the equity capital, or $57.5 million, from the deposits of $62.5 million it funded in 2006 with the remaining funds returned to the Company. DLJMB funded the remaining two thirds of the equity capital for approximately $115.0 million. The remainder of the $770 million purchase price was financed with mortgage financing under a credit agreement entered into by the joint venture. The credit agreement provides for a secured term loan facility, with a term of three years, with two one-year extensions subject to certain conditions, consisting of a $760 million loan for the acquisition including $35.0 million of renovation costs, $48.2 million of financing costs and $56.3 million of cash reserves and working capital, and a loan of up to $600 million for future expansion of the property. Under the terms of the joint venture agreements, DLJMB agreed to fund 100% of the equity capital required to expand the property, up to a total of an additional $150 million. The Company will have the option, but is not required, to fund the expansion project proportionate to its equity interest in the joint venture. The Company will evaluate its investment decision at the time of the capital calls, which the Company anticipates will occur in 2007.

Operating Activities.   Net cash provided by operating activities was $29.2 million for the year ended December 31, 2006 compared to $19.9 million for the year ended December 31, 2005. The increase is primarily due to lower interest costs.

Investing Activities.   Net cash used in investing activities amounted to $143.7 million for the year ended December 31, 2006 compared to $20.3 million for the year ended December 31, 2005. The increase in cash used in investing activities primarily relates to the acquisition of the Mondrian Scottsdale and subsequent renovations for approximately $53.7 million, the acquisition of the property across the street from the Delano for $14.3 million, deposits in connection with the purchase of the Hard Rock Hotel & Casino of $62.5 million and the recent room renovation project at Delano Miami of approximately $8.1 million.

Financing Activities.   Net cash provided by financing activities amounted to $120.1 million for the year ended December 31, 2006 compared to $9.3 million for the year ended December 31, 2005. During 2006, we paid down $294.2 million of long-term debt, which included outstanding principal and interest, and subsequently paid down mortgage debt and a term loan incurred as part of the formation and structuring of the Company in February 2006 of $285.0 million and $80.0 million, respectively. Also in February 2006 and concurrent with the completion of our IPO, the Company paid in full the preferred equity in Clift due to a related party of $11.4 million, which included outstanding interest and distributed $9.5 million to related parties.  In October 2006, concurrent with the repayment of the mortgage debt and term loan incurred in February 2006, we obtained $370.0 million of secured debt. Also in 2006, we borrowed $37.3 million to purchase and renovate Mondrian Scottsdale, $10.0 million to purchase the property across the street from Delano, and subsequently repaid $50.0 million on our credit facility and received $50.0 million from a trust that issued preferred securities.

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

The amount available from time to time under the New Revolving Credit Agreement is also conditioned upon the amount of an available borrowing base calculated by reference to collateral described below. Initially, the available borrowing base is capped at approximately $64.0 million, but that amount may be increased up to $225.0 million at the Borrower’s option (defined below) by increasing the amount of the mortgage on Delano Miami granted by the Delano Miami mortgaged lender (discussed below) and upon payment of the related additional recording tax. The available borrowing base as of December 31, 2006 (assuming an increase in the Delano Miami mortgage and payment of the related additional recording tax) is approximately $204.5 million. That availability may also be increased through procedures specified in the New Revolving Credit Agreement for adding property to the borrowing base and for revaluation of the property that constitutes the borrowing base.

The commitments under the New Revolving Credit Agreement terminate on October 5, 2011, at which time all outstanding amounts under the New Revolving Credit Agreement will be due and payable. There are no loans outstanding under the New Revolving Credit Agreement as of December 31,2006. A subsidiary of the Company, Morgans Group LLC (the “Borrower”), may, at its option, with the prior consent of the lender and subject to customary conditions, request an increase in the aggregate commitment under the New Revolving Credit Agreement to up to $350.0 million.

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

The New Revolving Credit Agreement provides for customary events of default, including failure to pay principal or interest when due, failure to comply with covenants, any representation proving to be incorrect, defaults relating to other indebtedness of at least $10.0 million in the aggregate, certain insolvency and receivership events affecting the Company or its subsidiaries, judgments in excess of $5.0 million in the aggregate being rendered against the Company or its subsidiaries, the acquisition by any person of 40% or more of any outstanding class of capital stock having ordinary voting power in the election of directors of the Company, and the incurrence of certain ERISA liabilities in excess of $5.0 million in the aggregate. As of December 31, 2006, the Company was in compliance with the covenants of the New Revolving Credit Agreement.

Obligations under the New Revolving Credit Agreement are secured by, among other collateral, a mortgage on Delano Miami and the pledge of equity interests in the Borrower and certain subsidiaries of the Borrower, including the owners of Delano Miami, Morgans and Royalton, as well as a security interest in other significant personal property (including trademarks and other intellectual property, reserves and deposits) relating to those hotels.

The New Revolving Credit Agreement is available on a revolving basis for general corporate purposes, including acquisitions. Also on October 6, 2006, the Company terminated its three-year revolving credit facility of $125.0 million which was entered into concurrently with the Company’s IPO in February 2006, which did not have any amounts outstanding at the time of its termination.

The Company borrowed $30.0 million on the line of credit in February 2007 to make a required deposit as part of our involvement in the Echelon project in Las Vegas.

New Mortgage Agreement.   Also on October 6, 2006, subsidiaries of the Company entered into new mortgage financings with Wachovia Bank, National Association, as lender, consisting of two separate mortgage loans and a mezzanine loan. These loans, a $217.0 million first mortgage note secured by Hudson, a $32.5 million mezzanine loan secured by a pledge of the equity interests in the Company’s subsidiary owning Hudson, and a $120.5 million first mortgage note secured by Mondrian Los Angeles (collectively, the “New Mortgages”), all mature on July 15, 2010.

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

The prepayment clause in the New Mortgages permits the Company to prepay the New Mortgages in whole or in part on any business day, along with a spread maintenance premium (equal to the amount of the prepayment multiplied by the applicable LIBOR margin multiplied by the ratio of the number of months between the prepayment date and October 31, 2007 divided by 12). The New Mortgages prohibit the incurrence of additional debt on Hudson and Mondrian Los Angeles.

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

As of December 31, 2006, the Company was in compliance with the covenants of the New Mortgage Agreement.

Proceeds from the New Mortgages were applied to repay $285.0 million of outstanding mortgage debt which was cross collateralized by five of our owned hotels to repay $80.0 million of indebtedness under the Company’s term loan, also described above, and to pay fees and expenses in connection with these financings.

Notes to a Subsidiary Trust Issuing Preferred Securities.   In August 2006, the Trust issued in a private placement, $50.0 million of trust preferred securities. The sole assets of the Trust consist of the Notes due October 30, 2036 issued by our operating partnership and guaranteed by us. The proceeds of the issuance of the Notes was used to repay the Company’s existing credit line and to fund the equity contribution on Mondrian South Beach with the remainder available for general corporate purposes. These trust preferred securities and the Notes both have a 30-year term, ending October 30, 2036, and bear interest at a fixed rate of 8.68% for the first ten years, ending October 2016, and thereafter will bear interest at a floating rate based on the three-month LIBOR plus 3.25%. These securities are redeemable by the Trust at par beginning on October 30, 2011.

The Note agreement requires that the Company maintain a fixed charge coverage ratio, as defined, of 1.4 to 1.0 and prohibits the Company from issuing subordinate debt through February 4, 2007. As of December 31, 2006, the Company was in compliance with the covenants of the Note agreement.

Clift.   We lease Clift under a 99-year non-recourse lease agreement expiring in 2103. The lease is accounted for as a financing with a balance of $78.8 million at December 31, 2006. The lease payments are $2.8 million per year through October 2006 and $6.0 million per year through October 2014 with inflationary increases at five-year intervals thereafter beginning in October 2014.

Hudson.   We lease two condominium units at Hudson which are reflected as capital leases with balances of $6.1 million at December 31, 2006. Currently annual lease payments total approximately $800,000 and are subject to increases in line with inflation. The leases expire in 2096 and 2098.

Promissory Note.   The purchase of the property across from the Delano Miami was partially financed with the issuance of a $10.0 million three-year interest only promissory note by the Company to the seller, which matures on January 24, 2009. The note bears interest in year one at 7.0%, in year two at 8.5%, and in year three at 10.0%.

Mondrian Scottsdale Debt.   The purchase of the James Hotel Scottsdale, since re-branded Mondrian Scottsdale, was initially financed with cash on hand. In May 2006, the Company obtained mortgage financing on Mondrian Scottsdale. The $40.0 million loan, which accrues interest at LIBOR plus 2.30%, matures in May 2008 and has three one-year extensions. The Company had initially drawn down $35.0 million of the available funds. The additional $5.0 million is available for renovations. As of December 31, 2006, the Company had drawn $2.3 million of available renovation funds. The Company has purchased an interest rate cap on this $40.0 million loan. The interest rate cap limits the interest rate exposure to 8.3% and expires on June 1, 2008.

Contractual Obligations

The following table summarizes our future payment obligations (excluding interest except as indicated) and commitments as of December 31, 2006:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Mortgage Notes Payable	$407,327	$—	$37,327	$370,000	$—
Promissory note	10,000	—	10,000	—	—
Liability to subsidiary trust.	50,100	—	—	—	50,100
Interest on Notes Payable	196,572	26,424	47,833	17,947	104,368
Capitalized Lease Obligations including amounts representing interest	124,868	1,059	1,886	489	121,434
Operating Lease Obligations	24,716	526	1,027	532	22,631
Clift pre-petition liabilities	2,427	978	1,449	—	—
Deposit on Las Vegas Echelon project	30,000	30,000	—	—	—
Total	$846,010	$58,987	$99,522	$388,968	$298,533

In January 2006, the Company entered into a limited liability company agreement with Echelon, a subsidiary of Boyd, through which it will develop, as 50/50 owners, Delano Las Vegas and Mondrian Las Vegas, both of which are expected to open in 2010. After certain milestones in the joint venture development process have been met, the Company is expected to complete its contribution of approximately $97.5 million in cash and Echelon will contribute approximately 6.5 acres of land to the joint venture. It is expected that these contributions will be completed by June 30, 2008, as part of pre-development. As of December 31, 2006, we had made approximately $2.8 million in capital contributions. Additionally, we made a $30.0 million deposit to Boyd upon consummation of the Hard Rock Hotel & Casino transaction in February 2007, and anticipate contributing another $20.0 million in 2007 for pre-development work, which amounts will be applied toward our capital contributions. These capital contributions are not included in the table above.

We have a 50/50 joint venture with Chodorow Ventures (“Chodorow”) for the purpose of owning and operating restaurants, bars and other food and beverage operations at certain of our hotels. Currently, the joint venture operates the restaurants in Morgans, Hudson, Delano Miami, Mondrian Los Angeles, Clift, Sanderson and St. Martins Lane as well as the bars in Delano Miami, Sanderson and St. Martins Lane. Pursuant to various agreements, the joint venture leases space from the hotel and pays a management fee to Chodorow or its affiliates. The management fee is equal to 3% of the gross revenues generated by the operation. The agreements expire between 2007 and 2010 and generally have two five year renewal periods at the restaurant venture’s option. Further, we are required to fund negative cash flows in certain of these restaurants which cannot be currently measured and therefore are not included in the table above.

We have license and management agreements with affiliates of Chodorow for the purpose of operating the Asia de Cuba restaurant at Mondrian Scottsdale, which opened in January 2007. The restaurant is managed by China Grill Management in return for a management fee equal to 3% of gross receipts, as defined, and a license fee of 50% of adjusted distributable cash flow, as defined. The agreements expire in 2017 and have an option to extend at the discretion of China Grill Management. The restaurant is owned by the Company.

Seasonality

The hospitality business is seasonal in nature and we experience some seasonality in our business as indicated in the table below. Our Miami hotels are strongest in the first quarter, whereas our New York hotels are strongest in the fourth quarter. Quarterly revenues also may be adversely affected by events beyond our control, such as extreme weather conditions, terrorist attacks or alerts, natural disasters, airline strikes, economic factors and other considerations affecting travel. Room revenues by quarter for our Owned Hotels during 2005 and 2006 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions)
Rooms Revenue
2006	$36.8	$43.1	$40.1	$48.6
2005	$35.4	$38.9	$36.6	$42.8

To the extent that cash flows from operations are insufficient during any quarter, due to temporary or seasonal fluctuations in revenues, we may have to enter into additional short-term borrowings to meet cash requirements.

Capital Expenditures and Reserve Funds

We are obligated to maintain reserve funds for capital expenditures at our hotels as determined pursuant to our debt and lease agreements. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. Our debt and lease agreements require us to reserve funds at amounts equal to 4% of the hotel’s revenues and require the funds to be set aside in restricted cash. In addition, the restaurant joint ventures require the ventures to set aside restricted cash of between 2% to 4% of gross revenues of the restaurant. As of December 31, 2006, $7.2 million was available in restricted cash reserves for future capital expenditures. In addition, as of December 31, 2006, we have a reserve for major capital improvements of $5.0 million under the New Mortgage Debt.

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

We plan to renovate several of our existing properties in 2007 at an estimated cost of approximately $40.0 million. We expect to spend additional amounts during 2007 on the development of the building adjacent to Delano Miami. The majority of our capital expenditures at our existing hotels are expected to be funded from cash flow, our restricted cash and reserve accounts and the additional capacity under the Scottsdale Mondrian loan. Our capital expenditures could increase if we decide to acquire, renovate or develop hotels or additional space at existing hotels.

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

On June 29, 2005, we entered into an interest rate cap agreement with a notional amount of $580.0 million, the then full amount of debt secured by five hotels, with a LIBOR cap of 4.25%. We recognize the change in the fair value of this agreement in interest expense.

On February 22, 2006, subsequent to our IPO, we entered in to an interest rate forward starting swap that effectively fixes the interest rate on $285.0 million of debt from June 2007 through June 2010. This derivative qualifies for hedge accounting treatment per SFAS No. 133 and accordingly, the change in fair value of this instrument is recognized in other comprehensive income.

In connection with the New Mortgages (defined and discussed above), the Company  entered into an $85.0 million interest rate swap that will effectively fix the LIBOR rate on the $85.0 million of debt at approximately 5.0% with an effective date of July 9, 2007 and a maturity date of July 15, 2010. This swap has been designated as a cash flow hedge and qualifies for hedge accounting treatment in accordance with SFAS No. 133.

In May 2006, we entered into an interest rate cap agreement with a notional amount of $40.0 million, the expected full amount of debt secured by Mondrian Scottsdale, with a LIBOR cap of 6.00% through June 1, 2008. This derivative qualifies for hedge accounting treatment per SFAS No. 133 and accordingly, the change in fair value of this instrument is recognized in other comprehensive income.

Off-Balance Sheet Arrangements

As of December 31, 2006, we owned interests in two hotels through a 50/50 joint venture known as Morgans Hotel Group Europe Limited with Burford Hotels Limited, a wholly-owned subsidiary of Thayer Group Limited.

Morgans Europe owns two hotels located in London, England, St Martins Lane, a 204-room hotel, and Sanderson, a 150-room hotel. Net income or loss and cash distributions or contributions are allocated to the partners in accordance with ownership interests. At December 31, 2006, our book investment in Morgans Hotel Group Europe Limited was $11.9 million. We account for this investment under the equity method of accounting. Our equity in income of the joint venture amounted to $6.9 million for the year ended December 31, 2006 and an equity in loss of $7.6 million and $2.1 million for the years ended December 31, 2005 and 2004, respectively.

Under a management agreement with Morgans Hotel Group Europe Limited, we earn management fees and a reimbursement for allocable chain service and technical service expenses. The management fees are equal to 4.0% of total hotel revenues, including food and beverage, the reimbursement of allocable chain expenses are currently recovered at approximately 2.5% of hotel revenues excluding food and beverage and the technical services fees are a recovery of project specific costs. We also are entitled to an incentive management fee and a capital incentive fee. We did not earn any incentive fees during the years ended December 31, 2006, 2005, and 2004.

On July 27, 2006, our joint venture partner in ownership of our London hotels, Burford, sent the Company a notice purporting to exercise rights under the buy/sell provision of the joint venture agreement (the “Notice”). As a result of the Notice, the Company began marketing Burford’s share of the joint venture and on February 16, 2007, a subsidiary of the Company and Walton, entered into a joint venture agreement for the ownership and operation of hotels in Europe by Morgans Europe. Walton purchased Burford’s interest in the joint venture for the equivalent of approximately $52.0 million implying a gross value for the assets of over $300.0 million. For facilitating the transaction, the Company received approximately $6.0 million in cash at closing based on excess working capital levels at the joint venture, and could receive additional consideration based on the value of an interest rate hedge on the existing joint venture debt in the event of a debt refinancing.

The Company continues to own indirectly a 50% equity interest in Morgans Europe and continues to have an equal representation on the Morgans Europe Board of Directors. In the event the parties can not agree on certain specified decisions, such as approving hotel budgets or acquiring a new hotel property, or beginning any time after February 9, 2010, either party has the right to buy all the shares of the other party in the joint venture or, if its offer is rejected, require the other party to buy all of its shares at the same offered price per share in cash. The Company also maintained the management of the London hotels under the same terms.

Under the new joint venture agreement with Walton, the Company owns interest in an apartment building on Biscayne Bay in South Beach Miami through the South Beach Venture with an affiliate of Hudson Capital. The South Beach Venture will renovate and convert the apartment building into a hotel  operated under the Company’s Mondrian brand. The Company will operate Mondrian South Beach under a long-term incentive management contract.

The South Beach Venture has acquired the existing building and land for a gross purchase price of $110.0 million. The South Beach Venture expects to spend approximately $60.0 million on renovations. An initial equity investment of $15.0 million from each of the Company and Hudson Capital was funded at closing. We account for this investment under the equity method of accounting. At December 31, 2006, our book investment in the South Beach Venture was $13.1 million. Our equity in loss of the South Beach Venture amounted to $2.6 million for the year ended December 31, 2006.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated / combined financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

We evaluate our estimates on an ongoing basis. We base our estimates on historical experience, information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the most significant judgments and estimates used in the preparation of our consolidated / combined financial statements.

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

•       Derivative instruments and hedging activities. Derivative instruments and hedging activities require us to make judgments on the nature of our derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported as a component of interest expense in the consolidated/ combined statements of operations or as a component of equity on the consolidated / combined balance sheets. While we believe our judgments are reasonable, a change in a derivative’s fair value or effectiveness as a hedge could affect expenses, net income and equity.

•       Consolidation Policy. We evaluate our variable interests in accordance with Financial Interpretation 46R to determine if they are variable interests in variable interest entities. Certain food and beverage operations at five of our Owned Hotels are operated under 50/50 joint ventures. We believe that we are the primary beneficiary of the entities because we absorb the majority of the restaurant ventures’ expected losses and residual returns. Therefore, the restaurant ventures are consolidated in our financial statements with our partner’s share of the results of operations recorded as minority interest in the accompanying financial statements. We own partial interests in the Joint Venture Hotels and certain food and beverage operations at two of the Joint Venture Hotels. We account for these investments using the equity method as we believe we do not exercise control over significant asset decisions such as buying, selling or financing nor are we the primary beneficiary of the entities. Under the equity method, we increase our investment in unconsolidated joint ventures for our proportionate share of net income and contributions and decrease our investment balance for our proportionate share of net loss and distributions.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Some of our outstanding debt has a variable interest rate. As described in “Management’s Discussion and Analysis of Financial Results of Operations—Derivative Financial Instruments” above, we use some derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of December 31, 2006, our total outstanding debt, including capitalized lease obligations, was approximately $553.2 million, of which approximately $414.4 million, or 74.9%, was variable rate debt. Our agreement caps LIBOR at 4.25% and expires in July 2007. At December 31, 2006, the LIBOR rate was 5.3%, thereby making our cap in the money. An increase in market rates of interest will not impact our interest expense. If market rates of interest increase by 1.0%, or approximately 100 basis points, the fair value of our fixed rate debt would decrease by approximately $9.6 million. If market rates of interest decrease by 1.0%, or approximately 100 basis points, the fair value of our fixed rate debt would increase by $12.5 million.

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

Currency Exchange Risk

As we have international operations with our two London hotels, currency exchange risk between the U.S. dollar and the British pound arises as a normal part of our business. We reduce this risk by transacting this business in British pounds. We have not repatriated earnings from our London hotels because of our historical net losses in our United Kingdom operations and our joint venture agreement. As a result, any funds repatriated from the United Kingdom are considered a return of capital and require court approval. We may consider repatriating certain funds in 2007. A change in prevailing rates would have, however, an impact on the value of our equity in Morgans Hotel Group Europe Limited. The U.S. dollar/British pound currency exchange is currently the only currency exchange rate to which we are directly exposed. Generally, we do not enter into forward or option contracts to manage our exposure applicable to net operating cash flows. We do not foresee any significant changes in either our exposure to fluctuations in foreign exchange rates or how such exposure is managed in the future.

ITEM 8                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated / combined financial statements of Morgans Hotel Group Co. and the notes related to the foregoing financial statements, together with the independent registered public accounting firm’s reports thereon, are set forth on pages F-1 through F-32 of this report. Additionally, the consolidated financial statements of the Company’s significant subsidiaries are filed as Exhibits 99.1, 99.2 and 99.3 to this Annual Report on Form 10-K.

ITEM 9                   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Disclosure Controls and Procedures

The management of the Company established and maintains disclosure controls and procedures that are designed to ensure that material information relating to the Company and its subsidiaries required to be disclosed in the reports that are filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recent quarter ended December 31, 2006 that have materially affected, or are reasonably likely to affect, internal controls over financial reporting.

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

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding directors, executive officers, corporate governance and our code of ethics is hereby incorporated by reference to the material appearing in the Proxy Statement for the Annual Stockholders Meeting to be held in 2007 (the “Proxy Statement”) under the captions “Board of Directors and Corporate Governance,” and “Executive Officer Biographies.”  The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Voting Securities of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11            EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Compensation Discussion and Analysis,” “Compensation of Directors and Executive Officers,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Voting Securities of Certain Beneficial Owners and Management.”

ITEM 13            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Board of Directors and Corporate Governance—Director Independence.”

ITEM 14            PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Audit Related Matters.”

PART IV

ITEM 15            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) and (c) Financial Statements and Schedules.

Reference is made to the “Index to the Financial Statements” on page F-1 of this report and to Exhibits 99.1, 99.2, and 99.3 filed herewith.

All other financial statement schedules are not required under the related instructions, or they have been omitted either because they are not significant, the required information has been disclosed in the consolidated / combined financial statements and the notes related thereto.

(b) Exhibits

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated May 11, 2006, by and among Morgans Hotel Group Co., MHG HR Acquisition Corp., Hard Rock Hotel, Inc. and Peter Morton (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 17, 2006)

2.2

First Amendment to Agreement and Plan of Merger, dated as of January 31, 2007, by and between Morgans Hotel Group Co., MHG HR Acquisition Corp., Hard Rock Hotel, Inc., (solely with respect to Section 1.6 and Section 1.8 thereof) 510 Development Corporation and (solely with respect to Section 1.7 thereof) Peter A. Morton (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 6, 2007)

3.1

Amended and Restated Certificate of Incorporation of Morgans Hotel Group Co. (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on February 6, 2006)

3.2

Amended and Restated By-laws of Morgans Hotel Group Co. (incorporated by reference to Exhibit 3.2 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on February 6, 2006)

4.1

Specimen Certificate of Common Stock of Morgans Hotel Group Co. (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on January 17, 2006)

4.2

Junior Subordinated Indenture, dated as of August 4, 2006, between Morgans Hotel Group Co., Morgans Group LLC and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 11, 2006)

4.3

Amended and Restated Trust Agreement of MHG Capital Trust I, dated as of August 4, 2006, among Morgans Group LLC, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, and the Administrative Trustees Named Therein (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 11, 2006)

10.1

Amended and Restated Limited Liability Company Agreement of Morgans Group LLC (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.2

Registration Rights Agreement, dated as of February 17, 2006, by and between Morgans Hotel Group Co. and NorthStar Partnership, L.P. (incorporated by reference to Exhibit 99.9 to the Company’s Statement on Schedule 13D filed on February 27, 2006)

10.3

Registration Rights Agreement, dated as of February 17, 2006, by and between Morgans Hotel Group Co. and RSA Associates, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.4

Formation and Structuring Agreement, dated as of October 25, 2005, by and among Morgans Group LLC, Morgans Hotel Group LLC, NorthStar Hospitality LLC, NorthStar Partnership, L.P. and RSA Associates, L.P. (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on December 7, 2005)

10.5

Amendment No. 1 to the Formation and Structuring Agreement, dated as of January 26, 2006, by and among Morgans Group LLC, Morgans Hotel Group LLC, NorthStar Hospitality LLC, NorthStar Partnership, L.P. and RSA Associates, L.P. (incorporated by reference to Exhibit 10.27 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on February 1, 2006)

10.6

Consulting Agreement, dated as of June 24, 2005, by and between Morgans Hotel Group LLC and Ian Schrager (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on
December 7, 2005)

10.7

Services Agreement, dated as of June 24, 2005, by and between Morgans Hotel Group LLC and Ian Schrager (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on
December 7, 2005)

10.8

Joint Venture Agreement, dated as of September 7, 1999, by and between Ian Schrager Hotels LLC and Chodorow Ventures LLC (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on December 7, 2005)

10.9

Restated Joint Venture Agreement, dated as of June 18, 1998, by and between Ian Schrager Hotels LLC and Burford Hotels Limited (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on December 7, 2005)

10.10

Operating Agreement of Hudson Leaseco LLC, dated as of August 28, 2000, by and between Hudson Managing Member LLC and Chevron TCI, Inc. (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on December 7, 2005)

10.11

Lease, dated as of August 28, 2000, by and between Henry Hudson Holdings LLC and Hudson Leaseco LLC (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on December 7, 2005)

10.12

Ground Lease, dated October 14, 2004, by and between Geary Hotel Holding, LLC and Clift Holdings, LLC (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on
December 7, 2005)

10.13

Lease, dated January 3, 1997, by and among Mrs. P. A. Allsopp, Messrs. M. E. R. Allsopp, W. P. Harriman and A. W. K. Merriam, and Burford (Covent Garden) Limited (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on December 7, 2005)

10.14

Agreement of Consolidation and Modification of Mortgage, Security Agreement, Assignment of Rents and Fixture Filing, dated as of June 29, 2005, by and among Wachovia Bank, National Association and Morgans Holding LLC, Royalton, LLC and Henry Hudson Holdings LLC (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on December 7, 2005)

10.15

Third Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Fixture Filing, dated as of June 29, 2005, by and between Wachovia Bank, National Association and Beach Hotel Associates LLC (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on December 7, 2005)

10.16

Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filings, dated as of June 29, 2005, by and between Wachovia Bank, National Association and Mondrian Holdings LLC (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on December 7, 2005)

10.17

Senior Mezzanine Loan and Security Agreement, dated as of June 29, 2005, by and between Wachovia Bank, National Association and MMRDH Senior Mezz Holdings Company LLC (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on December 7, 2005)

10.18

Intermediate Mezzanine Loan and Security Agreement, dated as of June 29, 2005, by and between Wachovia Bank, National Association and MMRDH Intermediate Mezz Holdings Company LLC (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on December 7, 2005)

10.19

Junior Mezzanine Loan and Security Agreement, dated as of June 29, 2005, by and between Wachovia Bank, National Association and MMRDH Junior Mezz Holdings Company LLC (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on December 7, 2005)

10.20

Facility Agreement, dated as of November 24, 2005, by and among Ian Schrager London Limited (to be renamed Morgans Hotel Group London Limited), Citigroup Global Markets Limited, the Financial Institutions Listed in Schedule 1 thereto and Citibank International plc (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on December 7, 2005)

10.21

Indemnification Agreement, dated as of February 17, 2006, by and among Morgans Hotel Group Co., Morgans Hotel Group LLC, NorthStar Partnership, L.P. and RSA Associates, L.P. (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.22

Agreement of Purchase and Sale, dated as of December 22, 2005, by and between James Hotel Scottsdale, LLC and Morgans Hotel Group LLC (incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on January 3, 2006)

10.23

Joint Venture Agreement, dated as of January 3, 2006, between Morgans/LV Investment LLC and Echelon Resorts Corporation (incorporated by reference to Exhibit 10.23 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on January 17, 2006)

10.24

Employment Agreement dated as of February 14, 2006, by and between W. Edward Scheetz and Morgans Hotel Group Co. (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)†

10.25

Employment Agreement dated as of February 14, 2006, by and between Marc Gordon and Morgans Hotel Group Co. (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)†

10.26

Accepted Offer Letter, dated July 25, 2005, of Richard Szymanski (incorporated by reference to Exhibit 10.26 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on February 1, 2006)†

10.27	Morgans Hotel Group Co. 2006 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)†
10.28	Morgans Hotel Group Co. Annual Bonus Plan (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)†
10.29

Form of Morgans Hotel Group Co. Director RSU Award Agreement (incorporated by reference to Exhibit 10.29 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on February 9, 2006)†

10.30

Form of Morgans Hotel Group Co. Stock Option Award Agreement (incorporated by reference to Exhibit 10.30 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on February 9, 2006)†

10.31

Form of Morgans Hotel Group Co. LTIP Unit Vesting Agreement (incorporated by reference to Exhibit 10.31 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on February 9, 2006)†

10.32

Credit Agreement, dated as of February 17, 2006, by and among Morgans Hotel Group Co., Morgans Group LLC, the Lenders Party thereto, CitiCorp North America, Inc., Morgan Stanley Senior Funding, Inc. Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC and Bank of America N.A. (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.33

Credit Agreement, dated as of February 17, 2006, by and among Morgans Hotel Group Co., Morgans Hotel Group Management LLC, the Lenders Party thereto, CitiCorp North America, Inc., Morgan Stanley Senior Funding, Inc. Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Bank of America N.A. (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.34

Purchase and Sale Agreement and Joint Escrow Instructions dated May 11, 2006, by and between Morgans Group LLC and PM Realty, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 17, 2006)

10.35

Purchase and Sale Agreement and Joint Escrow Instructions dated May 11, 2006, by and between Morgans Group LLC and Red, White and Blue Pictures, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on
May 17, 2006)

10.36

Purchase and Sale Agreement, dated May 11, 2006, by and between Morgans Group LLC and HR Condominium Investors (Vegas), L.L.C. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 17, 2006)

10.37

First Amendment to Morgans Las Vegas, LLC Limited Liability Company Agreement, dated May 15, 2006, by and between Morgans/LV Investment LLC and Echelon Resorts Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 17, 2006)

10.38

Letter Agreement Re: Morgans Las Vegas, LLC, dated May 15, 2006, by and between Morgans/LV Investment LLC and Echelon Resorts Corporation (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 17, 2006)

10.39	Commitment Letter from Column Financial, Inc., dated May 11, 2006 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on May 17, 2006)
10.40

Loan Agreement, dated as of May 19, 2006, between MHG Scottsdale Holdings LLC and Greenwich Capital Financial Products, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2006)

10.41

Mezzanine Loan Agreement, dated as of May 19, 2006, between Mondrian Scottsdale Mezz Holding Company LLC and Greenwich Capital Financial Products, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 25, 2006)

10.42	Operating Agreement of 1100 West Holdings, LLC dated August 8, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

10.43

Loan Agreement, dated as of August 8, 2006, between 1100 West Properties, LLC, the Lenders party thereto, and Eurohypo AG, New York Branch (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

10.44

Purchase and Sale Agreement, dated as of August 8, 2006, between 1100 West Properties, LLC and 1100 West Realty, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

10.45

Agreement of Consolidation and Modification of Mortgage, Security Agreement, Assignment of Rents and Fixture Filing, dated October 6, 2006, between Henry Hudson Holdings LLC, as Borrower, and Wachovia Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 13, 2006)

10.46

Loan and Security Agreement, dated as of October 6, 2006, between Henry Hudson Senior Mezz LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on
October 13, 2006)

10.47

Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing, dated October 6, 2006, between Mondrian Holdings LLC, as Borrower, and First American Title Insurance Company, as Trustee for the benefit of Wachovia Bank, National Association, as Lender (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 13, 2006)

10.48

Credit Agreement, dated as of October 6, 2006, by and among Morgans Group LLC, as Borrower, Beach Hotel Associates LLC, as Florida Borrower, Morgans Hotel Group Co., Wachovia Capital Markets, LLC, and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Runners, Wachovia Bank, National Association, as Administrative Agent, Citigroup Global Markets Inc., as Syndication Agent, and the Financial Institutions Initially Signatory Thereto and their Assignees Pursuant to Section 13.5 Thereto, as Lenders (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 13, 2006)

10.49

Amended and Restated Contribution Agreement, dated December 2, 2006, by and between Morgans Hotel Group Co. and DLJ MB IV HRH, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 6, 2006)

10.50

Joint Venture Agreement, dated as of February 16, 2007, by and between Royalton Europe Holdings LLC and Walton MG London Investors V, L.L.C. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 13, 2007)

10.51	Form of Restricted Stock Unit Award Agreement under the Morgans Hotel Group Co. 2006 Omnibus Stock Incentive Plan*†
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)
21.1	Subsidiaries of the Registrant*
23.1	Consent of BDO Seidman, LLP*

23.2	Consent of BDO Stoy Hayward LLP*
24.1	Power of attorney (included on the signature page hereof)
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Consolidated financial statements of Morgans Hotel Group Europe Limited *
99.2	Consolidated financial statements of SC London Limited *
99.3	Consolidated financial statements of 1100 West Properties LLC, the entity which owns Mondrian South Beach Hotel Residences *

*                    Filed herewith.

†                    Denotes a management contract or compensatory plan, contract or arrangement.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Morgans Hotel Group Co.:

We have audited the accompanying consolidated/combined balance sheets of Morgans Hotel Group Co. (the “Company”) as of December 31, 2006 and Morgans Hotel Group Co. Predecessor (the “Predecessor”) as of December 31, 2005, and the related consolidated/combined statements of operations and comprehensive loss, changes in net assets (deficit)/stockholders equity, and cash flows for the period from February 17, 2006 through December 31, 2006 for the Company and for the period from January 1 through February 16, 2006 and for the years ended December 31, 2005 and 2004 for the Predecessor. These consolidated / combined financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated / combined financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor have we been engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated / combined financial statements referred to above present fairly, in all material respects, the consolidated / combined financial position of Morgans Hotel Group Co. as of December 31, 2006 and Morgans Hotel Group Co. Predecessor as of December 31, 2005, and the consolidated / combined results of their operations and their cash flows for the period from February 17, 2006 through December 31, 2006 for the Company and for the period from January 1 through February 16, 2006 and for the years ended December 31, 2005 and 2004 for the Predecessor in accordance with accounting principles generally accepted in the United States of America.

/s/ BDO SEIDMAN, LLP
New York, New York
March 27, 2007

Morgans Hotel Group Co. and Predecessor
Consolidated / Combined Balance Sheets
(in thousands)

	As of December 31,
	2006	2005
		(Predecessor)
Assets
Property and equipment, net	$494,537	$426,927
Goodwill	73,698	73,698
Investments in and advances to unconsolidated joint ventures	30,400	7,529
Cash and cash equivalents	27,549	21,835
Restricted cash	24,368	32,754
Accounts receivable, net	9,413	7,530
Related party receivables	2,840	3,037
Prepaid expenses and other assets	8,175	12,687
Escrows and deferred fees—Hard Rock investment	62,550	—
Other, net	24,476	20,278
Total assets	$758,006	$606,275
Liabilities and Stockholders’ Equity / Net Assets (Deficit)
Long term debt and capital lease obligations	$553,197	$659,632
Accounts payable and accrued liabilities	35,039	32,309
Deferred income taxes	10,166	—
Other liabilities	16,841	23,751
Total liabilities	615,243	715,692
Minority interest	20,317	1,156
Commitments and contingencies
Common stock, $.01 par value; 200,000,000 shares authorized 33,500,000 shares issued at December 31, 2006	335	—
Additional paid-in capital	138,840	—
Treasury stock, at cost, 336,026 shares of common stock at December 31, 2006	(5,683)	—
Comprehensive income	(1,103)	—
Accumulated deficit	(9,943)	(110,573)
Stockholders’ equity / net assets (deficit)	122,446	(110,573)
Total liabilities and stockholders’ equity / net assets (deficit)	$758,006	$606,275

See accompanying notes to consolidated/combined financial statements.

Morgans Hotel Group Co. and Predecessor
Consolidated / Combined Statements of Operations and Comprehensive Loss
(in thousands, except share data)

	Morgans Hotel Group Co. Period from February 17, 2006 to December 31, 2006	The Predecessor Period from January 1, 2006 to February 16, 2006	The Predecessor Year ending December 31, 2005	The Predecessor Year ending December 31, 2004
Revenues:
Rooms	$150,830	$17,742	$153,675	$131,367
Food and beverage	77,970	11,135	85,573	82,475
Other hotel	10,502	1,645	11,622	11,725
Total hotel revenues	239,302	30,522	250,870	225,567
Management fee-related parties	7,747	1,022	9,479	8,831
Total revenues	247,049	31,544	260,349	234,398
Operating Costs and Expenses:
Rooms	37,988	5,098	39,666	37,070
Food and beverage	51,082	7,494	54,294	51,876
Other departmental	3,969	619	4,546	3,452
Hotel selling, general and administrative	48,546	6,841	51,346	48,944
Property taxes, insurance and other	13,971	2,024	13,331	12,619
Total hotel operating expenses	155,556	22,076	163,183	153,961
Corporate general and administrative
Stock based compensation	7,939	—	—	—
Corporate expenses	16,756	2,611	17,982	15,375
Depreciation and amortization	16,082	3,030	26,215	27,348
Total operating costs and expenses	196,333	27,717	207,380	196,684
Operating income	50,716	3,827	52,969	37,714
Interest expense, net	45,027	6,537	72,257	67,173
Equity in (income) loss of unconsolidated joint ventures	(2,073)	614	7,593	2,958
Minority interest	3,429	568	4,087	3,833
Other non-operating expenses (income)	3,462	—	(1,574)	(5,482)
Income (loss) before income tax expense	871	(3,892)	(29,394)	(30,768)
Income tax expense	11,114	90	822	827
Loss before minority interest	(10,243)	(3,982)	(30,216)	(31,595)
Minority interest	(300)	—	—	—
Net loss	(9,943)	(3,982)	(30,216)	(31,595)
Other comprehensive income:
Unrealized loss on interest rate swap, net of tax	(1,303)	—	—	—
Foreign currency translation (loss) gain	200	—	(705)	202
Comprehensive loss	$(11,046)	$(3,982)	$(30,921)	$(31,393)
Loss per share:
Basic and diluted	$(0.30)
Weighted average number of common shares outstanding:
Basic and diluted	33,492

See accompanying notes to consolidated/combined financial statements.

Morgans Hotel Group Co. and Predecessor
Consolidated / Combined Statements of Stockholders’ Equity / Net Assets (Deficit)
(in thousands)

	Shares	Common Stock	Additional paid-in Capital	Treasury Stock	Other Comprehensive Income (Loss)	Accumulated Deficit	Net Assets (deficit)	Total Equity
The Predecessor
Balance, January 1, 2004							$(17,422)	$(17,422)
Contributions							75,122	75,122
Distributions							(22,142)	(22,142)
Net Loss							(31,393)	(31,393)
Balance, January 31, 2004							4,165	4,165
Contributions							17,760	17,760
Distributions							(101,577)	(101,577)
Net Loss							(30,921)	(30,921)
Balance, December 31, 2005							(110,573)	(110,573)
Contributions							3,738	3,738
Distributions							(968)	(968)
Net Loss							(3,982)	(3,982)
Balance, February 16, 2006							$(111,785)	$(111,785)
The Company
Contribution of net assets (deficit) to the Company	18,500	$185	$(111,970)	$—	$—	$—	$111,785	$—
Adjustment to record minority interest	—	—	(20,000)	—	—	—	—	(20,000)
Net proceeds from initial public offering	15,000	150	272,371	—	—	—	—	272,521
Distributions to Former Parent	—	—	(9,500)	—	—	—	—	(9,500)
Net loss	—	—	—	—	—	(9,943)	—	(9,943)
Foreign currency translation	—	—	—	—	200	—	—	200
Derivative hedging instruments	—	—	—	—	(1,303)	—	—	(1,303)
Repurchase of common shares	(336)	—	—	(5,683)				(5,683)
Stock based compensation awards	—	—	7,939	—	—	—	—	7,939
December 31, 2006	33,164	$335	$138,840	$(5,683)	$(1,103)	$(9,943)	$—	$122,446

See accompanying notes to consolidated/combined financial statements.

Morgans Hotel Group Co. and Predecessor
Consolidated/ Combined Statements of Cash Flows
(in thousands)

	Morgans Hotel Group Co. Period from February 17, 2006 to December 31, 2006	The Predecessor Period from January 1, 2006 to February 16, 2006	The Predecessor Year ending December 31, 2005	The Predecessor Year ending December 31, 2004
Cash flows from operating activities:
Net loss	$(9,943)	$(3,982)	$(30,216)	$(31,595)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	15,492	2,911	25,489	26,711
Amortization of deferred financing costs	11,521	1,214	16,018	5,724
Stock based compensation	7,939	—	—	—
Amortization of other costs	588	119	726	637
Equity in (income) losses from unconsolidated joint ventures	(2,073)	614	7,593	2,958
Write off of development costs	1,567	—	—	800
Gain on tax credits	—	—	(1,731)	(1,731)
Gain on extinguishment of debt and legal settlement	—	—	—	(6,246)
Deferred income taxes	10,166	—
Change in value of interest rate caps and swaps, net	1,511	(1,655)	(2,331)	—
Minority interest	(106)	(733)	189	279
Changes in assets and liabilities:
Accounts receivable, net	(1,716)	(168)	1,354	(2,182)
Related party receivables	305	(108)	1,644	7,110
Restricted cash	(1,910)	(2,080)	2,258	(1,540)
Prepaid expenses and other assets	(1,115)	1,127	(916)	1,463
Accounts payable and accrued liabilities	5,381	(2,082)	(3,079)	(26,829)
Other liabilities	(3,960)	408	2,872	1,621
Net cash provided by (used in) operating activities	33,647	(4,415)	19,870	(22,820)
Cash flows from investing activities:
Additions to property and equipment	(67,086)	(5,091)	(5,603)	(5,236)
Deposit in connection with Hard Rock purchase	(62,550)	—
Deposits into capital improvement escrows, net	12,422	(45)	(15,743)	(2,749)
Deposits on properties to be acquired	—	—	(5,000)	—
Distributions from unconsolidated joint ventures	33	—	18,497	297
Investment in unconsolidated joint ventures	(21,339)	(2)	(12,402)	(4,942)
Net cash used in investing activities	(138,520)	(5,138)	(20,251)	(12,630)
Cash flows from financing activities:
Proceeds from long term debt	592,427	—	580,000	546,255
Payments on long term debt and capital lease obligations	(709,457)	(214)	(471,319)	(539,197)
Payments on Clift Preferred Equity	(11,393)	—
Contributions	—	3,738	17,760	75,122
Distributions	(9,500)	(968)	(101,577)	(22,142)
Proceeds from issuance of common stock, net of costs	272,518	—
Repurchase of common stock	(5,684)
Financing costs	(11,327)	—	(15,563)	(15,401)
Net cash provided by financing activities	117,584	2,556	9,301	44,637
Net increase in cash and cash equivalents	12,711	(6,997)	8,920	9,187
Cash and cash equivalents, beginning of period	14,838	21,835	12,915	3,728
Cash and cash equivalents, end of period	$27,549	$14,838	$21,835	$12,915
Supplemental disclosure of cash flow information:
Cash paid for interest	$37,574	$6,521	$53,091	$75,771
Cash paid for taxes	$2,789	$213	$905	$843
Non cash investing and financing:
Debt issued for purchase of a property	$—	$10,000	$—	$—

See accompanying notes to consolidated/combined financial statements.

Morgans Hotel Group Co. and Predecessor
Notes to Consolidated / Combined Financial Statements

1.   Organization and Formation transaction

Morgans Hotel Group Co. (“the Company”) was incorporated on October 19, 2005 as a Delaware corporation to complete an initial public offering (“IPO”) that was part of the formation and structuring transactions below. The Company owns, manages and invests in hotel properties.

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

In connection with the IPO, the Former Parent contributed the subsidiaries and ownership interests in nine operating hotels in the United States and the United Kingdom, to Morgans Group LLC in exchange for membership units. Simultaneously, Morgans Group LLC issued additional membership units to the Predecessor in exchange for cash raised by the Company from the IPO. The Former Parent also contributed all the membership interests in its hotel management business to Morgans Group LLC in return for 1,000,000 membership units in Morgans Group LLC exchangeable for shares of the Company’s common stock. The Company is the Managing Member of the operating company, Morgans Group LLC, and has full management control.

On February 17, 2006, the Company completed its initial public offering (“IPO”). The Company issued 15,000,000 shares at $20 per share resulting in estimated net proceeds of approximately $272.5 million after underwriters’ discounts and estimated offering expenses. On February 17, 2006, the Company paid down $294.6 million of long term debt which included principal and interest (see Note 7), paid in full the preferred equity in Clift due a related party of $11.4 million, which included outstanding interest (see Note 6) and distributed $9.5 million to stockholders. Concurrent with the closing of the IPO, the Company borrowed $80.0 million under a new three-year term loan.

These financial statements have been presented on a consolidated/combined basis and reflect the Company’s and the Predecessor’s assets, liabilities and results from operations. The assets and liabilities are presented at the historical cost of the Former Parent. The equity method of accounting is utilized to account for investments in joint ventures over which the Company has significant influence, but not control.

The Company has one reportable operating segment; it operates, owns, acquires and redevelops boutique hotels.

Operating Hotels

The Company’s operating hotels as of December 31, 2006 are as follows:

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

2006 Purchases

Purchase of building adjacent to Delano Miami.   On January 24, 2006, the Company acquired a building adjacent to Delano Miami for approximately $14.3 million. The Company intends to convert this property into a hotel with guest facilities, utilizing the Delano Miami operating infrastructure.

Purchase of Mondrian Scottsdale.   The purchase of the James Hotel Scottsdale was completed on May 3, 2006 for approximately $47.8 million. Subsequent to the purchase, the hotel was re-branded as Mondrian Scottsdale and underwent a renovation of the guest rooms, public space, restaurant and bars. This renovation was completed in January 2007.

Restaurant Joint Venture

The food and beverage operations of certain of the hotels are operated under a 50/50 joint venture with a third party restaurant operator.

2.   Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated / combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company consolidates all wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in combination.

As further discussed in Note 8, Clift was operated as a debtor-in-possession from August 15, 2003 to October 14, 2004, when it emerged from bankruptcy. For financial reporting purposes, the assets, liabilities and operations of the hotel have been included in the combined results for all periods presented.

Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as amended (“FIN 46R”), requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Pursuant to FIN 46R, the Company consolidates five ventures that provide food and beverage services at the Company’s hotels as the Company absorbs a majority of the ventures’ expected losses and residual returns. FIN 46R has been applied retroactively. These services include operating restaurants including room service at five hotels, banquet and catering services at four hotels and a bar at one hotel. No assets of the Company are collateral for the venturers’ obligations and creditors of the venturers’ have no recourse to the Company.

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

Restricted Cash

Certain loan agreements require the hotels to deposit 4% of Gross Revenues, as defined, in restricted cash escrow accounts for the future replacement of furniture, fixtures and equipment. As replacements occur, the Company’s subsidiaries are eligible for reimbursement from these escrow accounts.

As further required by certain loan agreements, restricted cash also consists of cash held in escrow accounts for taxes, insurance and debt service payments.

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

Goodwill

Goodwill represents the excess purchase price over the fair value of net assets attributable to business acquisitions. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company tests for impairment at least annually. The Company will test for impairment more frequently if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. In accordance with SFAS No. 142, the Company identifies potential impairments by comparing the fair value of the reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, including goodwill, the asset is not impaired. Any excess of carrying value over the implied fair value of goodwill would be recognized as an impairment loss in continuing operations.

The Company utilizes the discounted cash flow method to perform its fair value impairment test and determined that no impairment existed.

Impairment of Long-Lived Assets

In accordance with SFAS Statement No. 144, Accounting for the Impairment of Disposal of Long Lived Assets, long-lived assets currently in use are reviewed periodically for possible impairment and will be written down to fair value if considered impaired. Long-lived assets to be disposed of are written down to the lower of cost or fair value less the estimated cost to sell. The Company reviews its portfolio of long-lived assets for impairment at least annually. When events or changes of circumstances indicate that an asset’s carrying value may not be recoverable, we test for impairment by reference to the asset’s estimated future cash flows. In this analysis of fair value, we use discounted cash flow analysis to estimate the fair value of our properties taking into account each property’s expected cash flow from operations, holding period and net proceeds from the dispositions of the property. The factors we address in determining estimated net proceeds from disposition include anticipated operating cash flow in the year of disposition, terminal capitalization rate and selling price per room. There were $800,000 of impairment losses in 2004 and no impairment write-downs during the years ended December 31, 2006 or 2005.

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

The Company periodically reviews its investment in unconsolidated joint ventures for other temporary declines in market value. Any decline that is not expected to be recovered in the next twelve months is considered other than temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. No impairment charges were recognized in the years ended December 31, 2006, 2005 or 2004.

Other Assets

Other assets consist primarily of deferred financing costs and the costs the Company incurred to invest in Shore Club, which has been accounted for as costs to obtain the management contract on that hotel. The costs associated with the management contract are being amortized, using the straight line method, over the 20 year life of the contract. Deferred financing costs are being amortized, using the straight line method, over the terms of the related debt agreements.

Foreign Currency Translation

The Company has entered into certain transactions with its foreign joint ventures. The translation of transactions with its foreign joint ventures has resulted in foreign currency transaction gains and losses, which have been reflected in the results of operations based on exchange rates in effect at the translation date or the date of the transactions, as applicable. Such transactions did not have a material effect on the Company’s earnings. The Company’s investments in its foreign joint ventures have been translated at the applicable year-end exchange rate with the translation adjustment presented as a component of other comprehensive loss. The Company recognized a gain of $0.2 million for the year ended December 31, 2006 and a loss of $0.7 million for the year ended December 31, 2005 for this translation adjustment.

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

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred and are included in hotel selling, general and administrative expenses on the accompanying consolidated / combined statements of operations and comprehensive loss. These costs amounted to approximately $11.3 million, $10.7 million and  $11.7 million for the years ended December 31, 2006, 2005 and  2004, respectively.

Repairs and Maintenance Costs

Repairs and maintenance costs are expensed as incurred and are included in hotel selling, general and administrative expenses on the accompanying consolidated / combined statements of operations and comprehensive loss.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax and financial reporting basis of assets and liabilities and for loss and credit carryforwards. Valuation allowances are provided when it is more likely than not that the recovery of deferred tax assets will not be realized.

The United States entities included in the accompanying combined financial statements for the years ended December 31, 2005 and 2004, and the period January 1, 2006 to February 16, 2006 are either partnerships or limited liability companies, which are treated similarly to partnerships for tax reporting purposes. Accordingly, Federal and state income taxes have not been provided for those accompanying combined financial statements as the partners or members are responsible for reporting their allocable share of the Predecessor’s income, gains, deductions, losses and credits on their individual income tax returns.

The Company’s foreign subsidiaries are subject to United Kingdom corporate income taxes. Income tax expense is reported at the applicable rate for the periods presented.

Subsequent to the IPO, the Company is subject to Federal and state income taxes as a C corporation. Income taxes for the period of February 17, 2006 to December 31, 2006, were computed using the

Company’s effective tax rate. The Company has also recorded $10.2 million in net deferred taxes, related to cumulative differences in the basis recorded for certain assets and liabilities, primarily goodwill and property and equipment.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, capital lease obligations, and long-term debt. Substantially all of the Company’s long-term debt accrues interest at a floating rate, which re-prices frequently. Management believes the carrying amount of the aforementioned financial instruments is a reasonable estimate of fair value as of December 31, 2006 and 2005 due to the short-term maturity of these items or variable interest rate.

Derivative Instruments and Hedging Activities

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS 133”) establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2006, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

The Company has interest rate caps that are not designated as hedges. These derivatives are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks, but the Company has elected not to designate these instruments in hedging relationships based on the provisions in SFAS 133. The changes in fair value of derivatives not designated in hedging relationships have been recognized in earnings.

A summary of the Company’s derivative and hedging instruments that have been recognized in earnings as of December 31, 2006 and December 31, 2005 is as follows:

Notional Amount	Type of Instrument	Maturity Date	Strike Rate	Estimated Fair Market Value at December 31, 2006	Estimated Fair Market Value at December 31, 2005
$473,500	Interest cap	July 9, 2007	4.25%	$2,467	$3,890
51,250	Interest cap	July 9, 2007	4.25%	265	421
30,000	Interest cap	July 9, 2007	4.25%	156	246
25,000	Interest cap	July 9, 2007	4.25%	130	205
Total fair value of derivative instruments and change in fair value recognized in earnings				3,018	4,762

A summary of the Company’s derivative instruments that have been designated as hedges under FAS 133 December 31, 2006 and December 31, 2005 is as follows:

Notional Amount	Type of Instrument	Maturity Date	Strike Rate	Estimated Fair Market Value at December 31, 2006	Estimated Fair Market Value at December 31, 2005
285,000	Interest swap	July 9, 2010	5.04%	(1,239)	—
285,000	Sold interest cap	July 9, 2010	4.25%	(6,796)	—
285,000	Interest cap	July 9, 2010	4.25%	6,792	—
85,000	Interest cap	July 15, 2010	7.00%	54	—
85,000	Sold interest cap	July 15, 2010	7.00%	(54)	—
85,000	Interest Swap	July 15, 2010	4.91%	(65)	—
22,000	Interest cap	June 1, 2008	6.00%	3	—
18,000	Interest cap	June 1, 2008	6.00%	2	—
Total fair value of derivative instruments and change in fair value included in comprehensive income (loss)				$(1,303)	—
Net fair value of derivative instruments				$1,715	$4,762
Total fair value included in other assets				$9,871	$4,762
Total fair value included in other liabilities				$(8,156)	—

At December 31, 2006, derivatives with a fair value of $9.9 million were included in other assets and derivatives with a fair value of $8.2 million were included in other liabilities. The change in net unrealized losses of $1.3 million in 2006 for derivatives designated as cash flow hedges is separately disclosed in the consolidated/combined Statements of Stockholders’ Equity / Net Assets (Deficit). The realized and unrealized gains and losses of derivatives not designated as hedges was $3.5 million and is included in interest expense, net in 2006.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. An immaterial amount of net unrealized losses was reclassified from accumulated other comprehensive income to interest expense during 2006. The Company reflects the change in fair value all hedging instruments in cash flows from operating activities. During 2007, the Company estimates that an additional $0.1 million will be reclassified as a reduction in interest expense.

New Accounting Pronouncements

In July 2006, FASB issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that we recognize in our financial statements the impact of a tax position  if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Management believes the impact of adopting FIN 48 on the consolidated financial statements will not be material.

Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), provides companies with the option to report selected financial assets and liabilities at fair value. The statement’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company will adopt the provisions of SFAS 157 and SFAS 159 effective January 1, 2008. The Company does not anticipate that the adoption of the two statements will have a material impact on the Company’s results of operations, financial position, or cash flows.

3.   Income (Loss) Per Share

Basic earnings per share is calculated based on the weighted average number of common stock outstanding during the period. Diluted earnings per share include the effect of potential shares outstanding, including dilutive securities. Potential dilutive securities may include shares granted under the stock incentive plan and membership units in Morgans Group LLC, which may be exchanged for shares of the Company’s common stock under certain circumstances. The 1,000,000 outstanding Morgans Group LLC membership units (which may be converted to common stock) have been excluded from the diluted net income (loss) per common share calculation, as there would be no effect on reported diluted net income (loss) per common share. All restricted stock units, LTIP Units (as defined in Note 10) and stock options, totaling 2,204,233 units/shares are excluded from loss per share as they are anti-dilutive.

The table below details the components of the basic and diluted loss per share calculations:

	Period from February 17, 2006 to December 31, 2006
		(in thousands, except per share data)
	Loss	Weighted Average Shares	EPS Amount
Basic Loss Per Share
Net loss	$(9,943)	33,492	$(0.30)
Effect of dilutive stock compensation	—	—	—
Diluted Loss Per Share	$(9,943)	33,492	$(0.30)

On December 7, 2006, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common stock, or approximately 10% percent of its outstanding shares based on the then current market price. The stock repurchases under this program have been and will be made through the open market or in privately negotiated transactions from time to time. The timing and actual number of share repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The stock repurchase program may be suspended or terminated at any time without prior notice, and will expire on December 7, 2007. As of December 31, 2006, the Company had repurchased 336,026 shares for approximately $5.7 million.

4.   Property and Equipment

Property and equipment consist of the following (in thousands):

	As of December 31, 2006	As of December 31, 2005
Land	$84,266	$73,616
Building	452,433	397,556
Furniture, fixtures and equipment	78,077	61,604
Construction in progress	5,849	2,334
Property subject to capital lease	6,938	6,256
Subtotal	627,563	541,366
Less accumulated depreciation	(133,026)	(114,439)
Property and equipment, net	$494,537	$426,927

Depreciation on property and equipment was $18.4 million, $25.5 million and  $26.7 million, for the years ended December 31, 2006, 2005 and 2004, respectively. Included in this expense was $0.3 million for each of the three years ended December 31, 2006 related to depreciation on property subject to capital leases.

5.   Investments in and Advances to Unconsolidated Joint Ventures

The Company’s investments in and advances to unconsolidated joint ventures and its equity in earnings (losses) of unconsolidated joint ventures are summarized as follows (in thousands):

Investments

Entity	As of December 31, 2006	As of December 31, 2005
Morgans Hotel Group Europe Ltd.	$11,971	$8,337
Restaurant Venture—SC London	(128)	(973)
Mondrian South Beach	13,024	—
Hard Rock Hotel & Casino	2,478	—
Shore Club	—	123
Las Vegas Echelon	2,883	—
Other	172	42
Total	$30,400	$7,529

Equity in income (losses) from unconsolidated joint ventures

	For the period	For the period
	from February 17,	from January 1
	2006 to	2006 to	Year ended	Year ended
	December 31,	February 16,	December 31,	December 31,
	2006	2006	2005	2004
Morgans Hotel Group Europe Ltd.	$3,922	$(488)	$(6,481)	$(3,045)
Restaurant Venture—SC London	941	(96)	1	958
Mondrian South Beach	(2,630)	—	—	—
Shore Club	(160)	(30)	(1,113)	(871)
Total	$2,073	$(614)	$(7,593)	$(2,958)

Morgans Hotel Group Europe Limited

As of December 31, 2006, we owned interests in two hotels through a 50/50 joint venture known as Morgans Hotel Group Europe Limited with Burford Hotels Limited, a wholly-owned subsidiary of Thayer Group Limited.

Morgans Hotel Group Europe Limited (“Morgans Europe”) owns two hotels located in London, England, St Martins Lane, a 204-room hotel, and Sanderson, a 150-room hotel. Net income or loss and cash distributions or contributions are allocated to the partners in accordance with ownership interests. At December 31, 2006, our book investment in Morgans Hotel Group Europe Limited was $11.9 million. We account for this investment under the equity method of accounting. Our equity in income of the joint venture amounted to $3.4 million for the year ended December 31, 2006 and an equity in loss of $6.5 million and $3.0 million for the years ended December 31, 2005 and 2004, respectively.

Under a management agreement with Morgans Hotel Group Europe Limited, we earn management fees and a reimbursement for allocable chain service and technical service expenses. The management fees are equal to 4.0% of total hotel revenues, including food and beverage, the reimbursement of allocable chain expenses are currently recovered at approximately 2.5% of hotel revenues excluding food and beverage and the technical services fees are a recovery of project specific costs. We also are entitled to an incentive management fee and a capital incentive fee. We did not earn any incentive fees during the years ended December 31, 2006, 2005, and 2004.

On July 27, 2006, our joint venture partner in ownership of our London hotels, Burford Hotels Limited (“Burford”), sent the Company a notice purporting to exercise rights under the buy/sell provision of the joint venture agreement (the “Notice”). As a result of the Notice, the Company began marketing Burford’s share of the joint venture and on February 16, 2007, a subsidiary of the Company and Walton MG London Investors V, L.L.C. (“Walton”), entered into a joint venture agreement for the ownership and operation of hotels in Europe by Morgans Europe. Walton purchased Burford’s interest in the joint venture for the equivalent of approximately $52 million implying a gross value for the assets of over $300 million. For facilitating the transaction, MHG received approximately $6 million in cash at closing based on excess working capital levels at the joint venture, and could receive additional consideration based on the value of an interest rate hedge on the existing joint venture debt in the event of a debt refinancing.

Under the new joint venture agreement with Walton, the Company continues to own indirectly a 50% equity interest in Morgans Europe and continues to have an equal representation on the Morgans Europe Board of Directors. In the event the parties can not agree on certain specified decisions, such as approving hotel budgets or acquiring a new hotel property, or beginning any time after February 9, 2010, either party has the right to buy all the shares of the other party in the joint venture or, if its offer is rejected, require the other party to buy all of its shares at the same offered price per share in cash. The Company also maintained the management of the London hotels under the same terms.

In November 2005, Morgans Hotel Group London Limited (“MHG London”), a wholly owned subsidiary of Morgans Europe, refinanced the existing debt with a new lender. The existing debt was replaced with debt of £107.5 million (approximately $184.9 million) based on the exchange rates at that time. In connection with this refinancing, the Company received approximately $9.7 million as payment on shareholder loans it had advanced to Morgans Europe.

Summarized consolidated balance sheet information of Morgans Europe is as follows (in thousands). The currency translation is based on an exchange rate of 1 British pound to 1.96 and 1.72 U.S. dollars for the years ended December 31, 2006 and 2005, respectively, as provided by www.oanda.com:

	As of December 31, 2006	As of December 31, 2005
Property and equipment, net	$193,293	$168,997
Other assets	29,910	21,683
Total assets	$223,203	$190,680
Other liabilities	6,507	4,532
Debt	208,164	184,910
Total equity	8,532	1,238
Total liabilities and equity	$223,203	$190,680
Company’s share of equity	4,266	619
Capitalized costs and designer fee	7,705	7,718
Company’s investment balance	$11,971	$8,337

Included in capitalized costs and designer fee is approximately $4.5 million, $4.7 million and $4.8 million of capitalized interest as of December 31, 2006, 2005 and 2004, respectively. The capitalized interest costs are being amortized on a straight-line basis over 39.5 years into equity in earnings in the accompanying consolidated/combined statements of operations and comprehensive loss.

Summarized consolidated income statement information of Morgans Europe is as follows (in thousands). The currency translation is based on an exchange rate of 1 British pound to 1.84, 1.82, and 1.83 which is an average monthly exchange rate provided by www.oanda.com for the twelve months ended December 31, 2006, 2005 and 2004, respectively.

	Year ended December 31,
	2006	2005	2004
Hotel operating revenues	$56,928	$47,713	$47,812
Hotel operating expenses	33,606	30,955	30,158
Depreciation and amortization	8,170	9,602	9,193
Operating income	15,152	7,156	8,461
Interest expense	7,938	20,157	13,217
Net Income (loss) for period	7,214	(13,001)	(4,756)
Other comprehensive gain (loss)	400	(1,410)	986
Comprehensive loss	$7,614	$(14,411)	$(3,770)
Company’s share of net income (loss)	$3,607	$(6,501)	$(2,378)
Company’s share of other comprehensive gain (loss)	200	(705)	493
Company’s share of comprehensive gain (loss)	$3,807	$(7,206)	$(1,885)
Other depreciation	(173)	(646)	(667)
Elimination of intercompany transactions	—	666	—
Amount recorded in combined statement of operations	$3,434	$(6,481)	$(3,045)

Restaurant Venture—SC London

The Company has a 50% interest in the restaurants located in St Martins Lane and Sanderson hotels located in London.

Summarized consolidated balance sheet information of SC London is as follows (in thousands). The currency translation is based on an exchange rate of 1 British pound to 1.96 and 1.72 U.S. dollars for the years ended December 31, 2006 and 2005, respectively, as provided by www.oanda.com:

	As of December 31, 2006	As of December 31, 2005
Property and equipment, net	$647	$674
Other assets	8,206	7,948
Total assets	$8,853	$8,622
Other liabilities	1,911	3,206
Total equity	6,942	5,416
Total liabilities and equity	$8,853	$8,622
Company’s share of equity	(128)	(598)
Contingency for Inland revenue settlement	—	(375)
Company’s investment balance	$(128)	$(973)

Summarized consolidated income statement information of SC London is as follows (in thousands). The currency translation is based on an exchange rate of 1 British pound to 1.84, 1.82, and 1.83 which is an average monthly exchange rate provided by www.oanda.com for the twelve months ended December 31, 2006, 2005 and 2004, respectively.

	Year ended December 31,
	2006	2005	2004
Operating revenues	$29,649	$26,419	$27,089
Operating expenses	27,565	25,162	24,727
Depreciation	394	504	446
Net income	1,690	753	1,916
Company’s share of net income	845	376	958
Contingency for Inland revenue settlement	—	(375)	—
Amount recorded in equity in earnings	$845	$1	$958

Mondrian South Beach

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

The South Beach Venture acquired the existing building and land for a gross purchase price of $110.0 million. The South Beach Venture expects to spend approximately $60.0 million on renovations. An initial equity investment of $15.0 million from each of the Company and Hudson Capital was funded at closing. Additionally, the South Beach Venture has received financing of approximately $124.0 million at a rate of LIBOR plus 300 basis points. This loan matures in August 2009.

The South Beach Venture is in the process of selling some or all of the new luxury hotel units as condominiums, subject to market conditions. The South Beach Venture anticipates that unit buyers will have the opportunity to place their units into a rental program. In addition to hotel management fees, the Company could also realize fees from the sale of condominium units.

Summarized balance sheet information of Mondrian South Beach is as follows (in thousands):

As of December 31, 2006
Property and equipment, net	$112,374
Other assets	39,148
Total assets	$151,522
Other liabilities	1,782
Debt	124,000
Total equity	25,740
Total liabilities and equity	$151,522
Company’s share of equity	12,870
Capitalized costs	154
Company’s investment balance	$13,024

Summarized income statement information of Mondrian South Beach is as follows (in thousands):

Period from August 8, 2006 to December 31, 2006
Operating revenues	$1,113
Operating expenses	2,093
Depreciation	952
Operating loss	(1,932)
Interest expense	3,328
Net loss	(5,260)
Company’s share of net loss	(2,630)
Amount recorded in equity in earnings	$(2,630)

Hard Rock Hotel & Casino

On May 11, 2006, the Company and its wholly-owned subsidiary, MHG HR Acquisition Corp. (“Acquisition Corp”), entered into an Agreement and Plan of Merger with Hard Rock Hotel, Inc. (“HRH”) pursuant to which the Acquisition Corp agreed to acquire HRH in an all cash merger (the “Merger”). Additionally, an affiliate of the Company entered into several asset purchase agreements with HRH or affiliates of HRH to acquire a development land parcel adjacent to the Hard Rock Hotel & Casino in Las Vegas (“Hard Rock”) and certain intellectual property rights related to the Hard Rock Hotel & Casino (such asset purchases, together with the Merger, the “Transactions”). The aggregate consideration for the Transactions was $770 million.

On November 7, 2006, the Company entered into a definitive agreement with an affiliate of DLJ Merchant Banking Partners (“DLJMB”) as amended in December 2006, under which DLJMB and the Company formed a joint venture in connection with the acquisition and development of the Hard Rock.

In December 2006, a subsidiary of the Company commenced a cash tender offer for any and all of the outstanding $140,000,000 aggregate principal amount of 8 7/8% Second Lien Notes due 2013 (the “2013 Notes”) of Hard Rock Hotel, Inc. Concurrent with and as part of the closing of the Merger and the Transactions, this subsidiary became an entity of the joint venture and purchased approximately $139.0 million aggregate principal amount of the 2013 Notes. The 2013 Notes purchased were cancelled in connection with the acquisition.

The closing of the Transactions and completion of the Merger occurred on February 2, 2007.  The Company  funded one-third of the equity, or approximately $57.5 million, and DLJMB funded two-thirds of the equity, or approximately $115 million. The remainder of the $770 million purchase price was financed with mortgage financing under a credit agreement entered into by the joint venture. The credit agreement provides for a secured term loan facility, with a term of two years or more, consisting of a $760 million loan for the acquisition including $35.0 million of renovation costs, $48.2 million of financing costs and $56.3 million of cash reserves and working capital, and a loan of up to $600 million for future expansion of the Hard Rock. Under the terms of the joint venture agreements, DLJMB agreed to fund 100% of the capital required to expand the Hard Rock property, up to a total of an additional $150 million. The Company will have the option, but is not required, to fund the expansion project proportionate to its equity interest in the joint venture.

Concurrent to the closing of the Transactions and the Merger, the Company and DLJMB entered into a property management agreement under which the Company will operate the hotel, retail, food and beverage, entertainment and all other businesses related to the Hard Rock, excluding the casino. Under the terms of the agreement, the Company will receive a management fee equal to 4% of revenues and a chain service expense reimbursement of all non-gaming revenue including casino rents and all other rental income. The Company can also earn an incentive management fee of 10% of EBITDA, as defined, above certain levels. The term of the contract is 20 years with two ten-year renewals and is subject to certain performance tests beginning in 2009.

At the February 2, 2007 closing of the Merger and Transactions, the joint venture also entered into a definitive lease agreement with Golden Gaming to operate the casino at the Hard Rock. Under the lease, the base rent is $20.7 million per year payable monthly, plus reimbursements for certain expenses. Golden Gaming is entitled to a management fee of $3.3 million, also payable monthly. The gaming assets were sold to Golden Gaming for a note with a principal amount equal to the net book value of the gaming assets. Casino EBITDA in excess of the rent and management fee amounts will be distributed 75% to Hard Rock for payment of principal and interest on the gaming asset note and any other loans to the lessee and 25% to Golden Gaming. On January 25, 2007, Nevada gaming regulators unanimously approved Golden Gaming’s application for its license to operate the casino at the Hard Rock.

Las Vegas Echelon

In January 2006, the Company entered into a limited liability company agreement with Echelon, a subsidiary of Boyd, through which it will develop, as 50/50 owners, Delano Las Vegas and Mondrian Las Vegas, both of which are expected to open in 2010. After certain milestones in the joint venture development process have been met, the Company is expected to complete its contribution of approximately $97.5 million in cash and Echelon will contribute approximately 6.5 acres of land to the joint venture. It is expected that these contributions will be completed by June 30, 2008, as part of pre-development. As of December 31, 2006, we had made approximately $2.8 million in capital contributions. Additionally, we made a $30.0 million deposit to Boyd upon consummation of the Hard Rock Hotel & Casino transaction in February 2007, and anticipate contributing another $20.0 million in 2007 for pre-development work, which amounts will be applied toward our capital contributions.

6.   Other Liabilities

Other liabilities consist of the following (in thousands):

	As of December 31, 2006	As of December 31, 2005
Interest swap liability	$8,156	$—
Designer fee payable	6,257	6,386
Preferred equity in Clift due NorthStar, including interest	—	11,094
Clift pre-petition liabilities	2,427	3,416
Other	1	2,855
	$16,841	$23,751

Interest Swap Liability

As discussed further in Note 2, the fair value of the interest rate swap derivative liability was approximately $8.1 million at December 31, 2006.

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

In addition, the agreement also called for the designer to design a minimum number of projects for which the designer would be paid a minimum fee. Included in accounts payable and accrued liabilities as of December 31, 2006 and 2005 on the accompanying consolidated/combined balance sheets is approximately $2.6 million of fees related to the difference between its minimum number of projects and the actual number designed.

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

In accordance with Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, the mandatory redeemable preferred equity was accounted for as a debt instrument and payments were recorded as interest expense in the accompanying consolidated/combined statements of operations and comprehensive loss. Included in interest expense for the years ended December 31, 2005 and 2004 is $1.9 million and $1.6 million respectively, related to this preferred equity.

Clift Pre-petition Liabilities

As of December 31, 2006 and 2005, the pre-petition liabilities, including accrued interest, related to the bankruptcy of Clift were approximately $2.4 million and $3.4 million, respectively. Under the court approved Reorganization Plan, these liabilities are payable over a period of up to 48 months from the date of the approved plan, which was October 14, 2004. Interest accrues on these liabilities under the plan at rates ranging from 6% to 10%. All payments have been made and are planned to be made according to the court approved payment schedule.

Other

Represents a liability to an investor member in Hudson Leaseco LLC that was substantially repaid in September 2006.

7.   Long-Term Debt and Capital Lease Obligations

Long-term debt consists of the following (in thousands):

Description	As of December 31, 2006	As of December 31, 2005	Interest rate at December 31, 2006
Notes secured by five hotels(a)	$—	$472,449	N/A
Mezzanine loan(a)	—	105,519	N/A
Notes secured by Hudson and Mondrian(b)	370,000	—	LIBOR + 1.25%
Clift debt(c)	78,737	75,140	9.6%
Promissory note(d)	10,000	—	7.0%
Note secured by Mondrian Scottsdale(e)	37,327	—	LIBOR + 2.30%
Liability to subsidiary trust(f)	50,100	—	8.68%
Revolving Credit(g), (h)	—	—	(h )
Capital lease obligations(i)	7,033	6,524	(i )
Total long term debt	$553,197	$659,632

(a)   5 Hotel Debt

On June 29, 2005, the Company refinanced its debt secured by Morgans, Mondrian Los Angeles, Royalton, Delano Miami and Hudson for a total of $580 million (collectively, the “5 Hotel Debt”). The 5 Hotel Debt consisted of $473.8 million first mortgage notes bearing interest at LIBOR (4.4% and 2.3% as of December 31, 2005 and December 31, 2004, respectively) plus a spread of 236 basis points and $105.5 million of mezzanine loans bearing interest at LIBOR plus a spread of 914 basis points. The maturity date for the 5 Hotel Debt was to be June 2007 with three one-year extension options and a right to extend to 2010 upon completion of an IPO.

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

(b)   New Mortgage Agreement—Notes secured by Hudson and Mondrian Los Angeles

On October 6, 2006, subsidiaries of the Company entered into new mortgage financings, consisting of two separate mortgage loans and a mezzanine loan. These loans, a $217.0 million first mortgage note secured by Hudson, a $32.5 million mezzanine loan secured by a pledge of the equity interests in the Company’s subsidiary owning Hudson, and a $120.5 million first mortgage note secured by Mondrian Los Angeles (collectively, the “New Mortgages”), all mature on July 15, 2010.

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

The New Mortgages prohibit the incurrence of additional debt on Hudson and Mondrian Los Angeles. Furthermore, the subsidiary borrowers (Hudson and Mondrian owning entities) are not permitted to incur additional mortgage debt or partnership interest debt. In addition, the New Mortgages do not permit (1) transfers of more than 49% of the interests in the subsidiary borrowers, Morgans Group LLC or the Company or (2) a change in control of the subsidiary borrowers or in respect of Morgans Group LLC or the Company itself without, in each case, complying with various conditions or obtaining the prior written consent of the lender.

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

Proceeds from the New Mortgages were applied to repay $285.0 million of outstanding mortgage debt under the Company’s 5 Hotel Debt described above, to repay $80.0 million of indebtedness incurred as part of the formation and structuring transactions of the IPO under the Company’s term loan, described in Note 1, and to pay fees and expenses in connection with these financings.

(c)   Clift Debt

In October 2004, Clift emerged out of bankruptcy pursuant to a plan of reorganization whereby the Clift Holdings LLC sold the hotel to an unrelated party for $71.0 million and then leased it back for a 99-year lease term. Under this lease, the Company is required to fund operating shortfalls including the lease payments and to fund all capital expenditures. This transaction did not qualify as a sale due to the Company’s continued involvement and therefore is treated as a financing. The proceeds from this transaction were used in part to repay the existing mortgage loan on Clift.

The lease payment terms are as follows:

Years 1 and 2	$2.8 million per annum
Years 3 to 10	$6.0 million per annum
Thereafter

Increased at 5-year intervals by a formula tied to increases in Consumer Price Index. At year 10, the increase has a maximum of 40% and a minimum of 20%. At each increased date thereafter, the maximum increase is 20% and the minimum is 10%.

(d)   Promissory Note

The purchase of the property across from the Delano Miami was partially financed with the issuance of a $10.0 million three-year interest only promissory note by the Company to the seller, which matures on January 24, 2009. The note bears interest in year one at 7.0%, in year two at 8.5%, and in year three at 10.0%.

(e)   Mondrian Scottsdale Debt

In May 2006, the Company obtained mortgage financing on Mondrian Scottsdale. The $40.0 million loan, which accrues interest at LIBOR plus 2.30%, matures in May 2008 and has three one-year extensions. The Company had initially drawn down $35.0 million of the available funds. The additional $5.0 million is available for renovations. As of December 31, 2006, the Company had drawn $2.7 million of available renovation funds. The Company has purchased an interest rate cap on this $40.0 million loan. The interest rate cap limits the interest rate exposure to 8.3% and expires on June 1, 2008.

(f)   Liability to Subsidiary Trust Issuing Preferred Securities

On August 4, 2006, a newly established trust formed by of the Company, MHG Capital Trust I (the “Trust”), issued $50.0 million in trust preferred securities in a private placement. The Company owns all of the $0.1 million of outstanding common stock of the Trust. The Trust used the proceeds to purchase $50.1 million of junior subordinated notes issued by the Company (the “Notes”) which mature on October 30, 2036. These Notes represent all of the Trust’s assets. The terms of the junior subordinated notes are substantially the same as preferred securities issued by the Trust. The Notes and the trust preferred securities have a fixed interest rate of 8.68% per annum during the first ten years, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus 3.25% per annum. The securities are redeemable by the Trust, at the Company’s option, after five years at par. To the extent the

Company redeems Notes, the Trust is required to redeem a corresponding amount of trust preferred securities.

The Note agreement required that the Company maintain a fixed charge coverage ratio, as defined, of 1.4 to 1.0 and prohibited the Company from issuing subordinate debt through February 4, 2007.

FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as amended (“FIN 46R”), requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has identified that the Trust is a variable interest entity under FIN 46R. Based on management’s analysis, the Company is not the primary beneficiary since it does not absorb a majority of the expected losses, nor is it entitled to a majority of the expected residual returns. Accordingly, the Trust is not consolidated into the Company’s financial statements. The Company accounts for the investment in the common stock of the Trust under the equity method of accounting.

Net proceeds from the issuance of Notes was used by the Company to pay down the Company’s existing credit line and to fund the equity contribution on Mondrian South Beach with the remainder available for general corporate purposes.

(g)   Term Loan and Revolving Credit Facility

Concurrently with the closing of the IPO, the Company borrowed $80.0 million under a three-year term loan and entered into a three-year revolving credit facility of $125.0 million, with an option to add one or more incremental revolving loan facilities of up to $25.0 million.

Proceeds from the New Mortgages (defined and discussed above) were applied to repay the $80.0 million of indebtedness under the term loan on October 6, 2006 and the credit facility was terminated. There was no prepayment penalty associated with this repayment.

The interest rate per annum applicable to the loans was a fluctuating rate of interest measured by reference to, at our election, either adjusted LIBOR or an alternative base rate, plus a borrowing margin. Alternative base rate loans had a borrowing margin of 2.5%. Adjusted LIBOR loans had an initial borrowing margin of 3.5%.

(h)   New Revolving Credit

On October 6, 2006, the Company and certain of its subsidiaries entered into a revolving credit facility in the initial amount of $225.0 million, which includes a $50.0 million letter of credit sub-facility and a $25.0 million swingline sub-facility (the collectively, the “New Revolving Credit Agreement”).

The amount available from time to time under the New Revolving Credit Agreement is also contingent upon the amount of an available borrowing base calculated by reference to collateral described below. Initially, the available borrowing base is capped at approximately $64.0 million, but that amount may be increased up to $225.0 million at the Borrower’s (defined below) option by increasing the amount of the mortgage on Delano granted by the Delano mortgage lender (discussed below) and upon payment of the related additional recording tax. The available borrowing base as of the closing date (assuming an increase in the Delano mortgage and payment of the related additional recording tax) would be approximately $204.5 million. That availability may also be increased through procedures specified in the New Revolving Credit Agreement for adding property to the borrowing base and for revaluation of the property that constitutes the borrowing base.

The commitments under the New Revolving Credit Agreement terminate on October 5, 2011, at which time all outstanding amounts under the New Revolving Credit Agreement will be due and payable. There are no loans currently outstanding under the New Revolving Credit Agreement. A subsidiary of the Company, Morgans Group LLC (the “Borrower”), may, at its option, with the prior consent of the lender and subject to customary conditions, request an increase in the aggregate commitment under the New Revolving Credit Agreement to up to $350.0 million.

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

The New Revolving Credit Agreement is available on a revolving basis for general corporate purposes, including acquisitions. Also on October 6, 2006, the Company terminated its three-year revolving credit facility of $125.0 million which was entered into concurrently with the Company’s IPO in February 2006, which did not have any amounts outstanding at the time of its termination. As of December 31, 2006, no monies had been drawn against the New Revolving Credit line.

(i)   Capital Lease Obligations

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

The second lease requires the Company to make annual payments of $250,000 (subject to increases due to increases in the Consumer Price Index) through December 2098. Effective January 2004, payments under this lease increased to $285,337. The Company has allocated both of the leases’ payments between the land (see Note 7) and building based on their estimated fair values. The portion of the payments allocated to building has been capitalized at the present value of the future minimum lease payments. The portion of the payments allocable to land is treated as operating lease payments. The imputed interest rate on both of these leases is 8%. The capital lease obligations related to the units amounted to approximately $6.1 million as of December 31, 2006 and 2005. Substantially all of the principal payments on the capital lease obligations are due at the end of the lease agreements.

The Company has also entered into capital lease obligations related to equipment at certain of the hotels.

Principal Maturities

The following is a schedule, by year, of principal payments on notes payable (including capital lease obligations) as of December 31, 2006 (in thousands):

	Capital lease obligations and debt payable	Amount representing interest on capital lease obligations	Principal payments on capital lease obligations and debt payable
2007	$1,059	$542	$517
2008	38,109	510	37,599
2009	10,616	494	10,122
2010	370,489	488	370,001
2011	489	488	1
Thereafter	171,534	36,577	134,957
	$592,296	$39,099	$553,197

The average interest rate on all of the Company’s debt for the years ended December 31, 2006, 2005 and 2004 was 6.1%, 10% and 11%, respectively.

8.   Commitments and Contingencies

As Lessee

Future minimum lease payments for noncancelable leases in effect as of December 31, 2006 are as follows (in thousands):

	Land (see Note 6)	Other
2007	$266	$267
2008	266	228
2009	266	—
2010	266	—
2011	266	—
Thereafter	22,631	—
Total	$23,961	$495

Future minimum lease payments do not include amounts for renewal periods or amounts that may need to be paid to landlords for real estate taxes, electricity and operating costs.

Management Fee on Restaurants

The Company owns a 50% interest in a restaurant joint venture with Chodorow Ventures LLC (“CV LLC”) formed for the purpose of establishing, owning, operating and/or managing restaurants, bars and other food and beverage operations in certain hotels affiliated with the Company. This agreement is implemented through operating agreements and leases at each hotel which expire between 2007 and 2010. These leases generally give the Restaurant Venture two additional five year renewal periods. CV LLC or an affiliated entity manages the operations of the Restaurant Venture and earns a 3% management fee.

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

In October 2004, the Company paid approximately $5.8 million to settle this liability. The difference between the original liability and the final payoff amount of approximately $2.2 million is included in other non-operating (income) expenses in the accompanying consolidated/combined statements of operations and comprehensive loss for the year ended December 31, 2004.

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

Multi-employer Retirement Plan

Approximately 30% of the Company’s employees are subject to collective bargaining agreements. The Company is a participant, through these collective bargaining agreements, in multi-employer defined contribution retirement plans in New York and multi-employer defined benefit retirement plans in California covering union employees. Plan contributions are based on a percentage of employee wages. The Company’s contributions to the multi-employer retirement plans amounted to approximately $1.7 million, $1.4 million and  $1.3 million, for the years ended December 31, 2006, 2005 and 2004, respectively.

Litigation

Shore Club Litigation—New York State Action

The Company is currently involved in litigation regarding the management of Shore Club. In 2002, the Company, through a wholly-owned subsidiary, invested in Shore Club and the Company’s management company, MHG Management Company, took over management of the property. The management agreement expires in 2022. For the year ended December 31, 2002 (reflecting six months of data based on information provided to us and not generated by us and six months of operations after MHG Management Company took over management of Shore Club in July 2002), Shore Club had an operating loss and its owner, Philips South Beach LLC, was in dispute with its investors and lenders. After MHG Management Company took over management of the property, the financial performance improved and Shore Club had operating income in 2004. The Company believes this improvement was the direct result of our repositioning and operation of the hotel. This improved performance has continued. In addition, during the fourth quarter of 2005, the debt on the hotel was refinanced.

On January 17, 2006, Philips South Beach LLC filed a lawsuit in New York state court against several defendants including MHG Management Company and other persons and entities. The lawsuit alleges, among other things, (i) that MHG Management Company engaged in fraudulent or willful misconduct with respect to Shore Club entitling Philips South Beach LLC to terminate the Shore Club management agreement without the payment of a termination fee to it, (ii) breach of fiduciary duty by MHG Management Company, (iii) tortious interference with business relations by redirecting guests and events from Shore Club to Delano Miami, (iv) misuse of free and complimentary rooms at Shore Club, and (v) misappropriation of confidential business information. The allegations include that MHG Management Company took actions to benefit Delano Miami at the expense of Shore Club, billed Shore Club for expenses that had already been billed by MHG Management Company as part of chain expenses, misused barter agreements to obtain benefits for employees, and failed to collect certain rent and taxes from retail tenants. The lawsuit also asserts that MHG Management Company falsified or omitted information in monthly management reports related to the alleged actions. Ian Schrager, founder of the Predecessor, W. Edward Scheetz, President and Chief Executive Officer of the Company, and David T. Hamamoto, chairman of the Board of Directors of the Company, are also named as defendants in the lawsuit.

The remedies sought by Philips South Beach LLC include (a) termination of the management agreement without the payment of a termination fee to MHG Management Company, (b) a full accounting of all of the affairs of Shore Club from the inception of the management agreement, (c) at least $5.0 million in compensatory damages, (d) at least $10.0 million in punitive damages, and (e) attorneys’ fees, interest, costs and disbursements.

The Company believes that MHG Management Company has abided by the terms of the management agreement. The Company believes that Philips South Beach LLC has filed the lawsuit as part of a strategy to pressure us to renegotiate our management agreement with respect to the Shore Club.

On August 1, 2006, the judge granted defendants’ motion to dismiss Philips South Beach LLC’s causes of action for breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, breach of good faith and fair dealing, and unjust enrichment. The judge also struck all claims for punitive damages. Philips South Beach LLC filed a notice of appeal, and we filed a notice of cross-appeal, though neither has been perfected. Philips South Beach LLC has filed an amended complaint adding a punitive damages demand. Our motion to dismiss that demand was denied, and upon certification of the denial we intend to appeal. We have answered the amended complaint, denying all substantive allegations and asserting various affirmative defenses. Discovery is pending.

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

On July 13, 2006, the judge issued an order denying defendants’ motion to stay and for a protective order based on the pendency of the Shore Club litigation in New York. An appeal of that order is pending and is scheduled to be heard in April 2007, until which time discovery is stayed. Defendants have moved to dismiss on substantive grounds and for certain of them on jurisdictional grounds as well.

Century Operating Associates Litigation

On March 23, 2006, Century Operating Associates filed a lawsuit in New York state court naming several defendants, including the Company, Morgans Hotel Group LLC, and Messrs. Scheetz and Hamamoto. The lawsuit alleges breach of contract, breach of fiduciary duty and a fraudulent conveyance in connection with the structuring transactions that were part of the Company’s IPO, and the offering itself. In particular, the lawsuit alleges that the transactions constituted a fraudulent conveyance of the assets of Morgans Hotel Group LLC, in which Century Operating Associates allegedly has a non-voting membership interest, to the Company. The plaintiff claims that the defendants knowingly and intentionally structured and participated in the transactions in a manner designed to leave Morgans Hotel Group LLC without any ability to satisfy its obligations to Century Operating Associates.

The remedies sought by Century Operating Associates include (a) Century Operating Associates’ distributive share of the IPO proceeds and (b) at least $3.5 million in compensatory damages, (c) at least $17.5 million in punitive damages, and (d) attorneys’ fees and expenses.

On July 6, 2006, the judge granted the Company’s motion to dismiss it from the case. Century Operating Associates has filed an amended complaint, re-asserting claims against the Company, including a new claim for aiding and abetting breach of fiduciary duty, and adding claims against a new defendant, Morgans Group LLC. We have moved to dismiss all claims against the Company and Morgans Group LLC, and certain claims against certain other defendants. We have answered the amended complaint (except as to the Company and Morgans Group LLC, and as to those claims as to which we have moved to dismiss), denying all substantive allegations and asserting various affirmative defenses. Discovery is pending.

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

9.   Income Taxes

The components of taxable income for the period from February 17, 2006 to December 31, 2006 is as follows (in thousands):

Foreign income	$6,776
Domestic loss	(6,105)
Total income before income tax	$671

The provision for income taxes on income from continuing operations is comprised of the following for the period from February 17, 2006 to December 31, 2006 (in thousands):

Period from February 17, 2006 to December 31, 2006
Current tax provision (benefit):
Federal	$ ─
State and city	129
Foreign	819
$948
Deferred tax provision (benefit):
Federal	$7,723
State	2,899
Foreign	(456)
$10,166
Total tax provision	$11,114

Net deferred tax liability consists of the following (in thousands):

Goodwill	$(13,240)
Basis differential in property and equipment	(8,272)
Total deferred tax liability	(21,512)
Stock compensation	3,222
Accrued liabilities	3,786
Derivative Instruments	1,118
Investment in unconsolidated subsidiaries	285
Foreign taxes payable	456
Capital lease obligation	880
Designer fee payable	1,004
Deferred financing costs	171
Other	424
Total deferred tax asset	11,346
Net deferred tax liability	$(10,166)

A reconciliation of the statutory United States Federal tax rate to the Company’s effective income tax rate excluding the $10,561 of deferred taxes recorded in connection with the conversion to a C-Corporation for the period from  February 17, 2006 to December 31, 2006 is as follows:

Federal statutory income tax rate	34%
State and city taxes, net of federal tax benefit	7%
Foreign tax benefits	(19)%
Other—non deductible items	60%
Effective tax rate	82%

10.   Omnibus Stock Incentive Plan

On February 9, 2006, the board of directors of the Company adopted the Morgans Hotel Group Co. 2006 Omnibus Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan provides for the issuance of stock-based incentive awards, including incentive stock options, non-qualified stock options, stock appreciation rights, shares of common stock of the Company, including restricted stock, and other equity-based awards, including membership units which are structured as profits interests (“LTIP Units”) or any combination of the foregoing. The eligible participants in the Stock Incentive Plan include directors, officers and employees of the Company. An aggregate of 3,500,000 shares of common stock of the Company are currently reserved and authorized for issuance under the Stock Incentive Plan, subject to equitable adjustment upon the occurrence of certain corporate events. As of December 31, 2006, there were 1,295,767 shares reserved and authorized for issuance.

On February 14, 2006, an aggregate of 25,000 shares of restricted common stock were granted to the Company’s non-employee directors and employees pursuant to the Stock Incentive Plan. Restricted common stock vests one third of the amount granted on the first anniversary of the grant date and as to the remainder in 24 equal installments at the end of each month following the first anniversary of the grant date so long as the recipient continues to be an eligible recipient. These restricted shares of common stock will become fully vested on the third anniversary of the grant date. The fair value of each share of restricted common stock granted was $20 at the date of grant. In the period from February 14, 2006 to December 31, 2006, the Company recognized $0.1 million of stock based compensation expense related to the restricted common stock issued to non-employees and directors. The remaining stock based compensation expense will be recognized ratably over the remaining vesting period of the restricted common stock.

Also on February 14, 2006, an aggregate of 68,200 shares of restricted common stock were granted to the Company’s employees pursuant to the Stock Incentive Plan. Employee restricted common stock vests one fourth of the amount granted on the anniversary of the grant date and as to the remainder ratably over four years so long as the recipient continues to be an eligible recipient. These restricted shares of common stock will become fully vested on the fourth anniversary of the grant date. The fair value of each share of restricted common stock granted was $20 at the date of grant. At various dates throughout 2006, newly hired employees were granted restricted common stock with the same vesting periods as the initial February 14, 2006 grant. These new awards were valued at the fair market value of the Company’s common stock at the date of grant. Additionally, approximately 11,500 restricted common stock awards were forfeited throughout 2006. In the period from February 14, 2006 to December 31, 2006, the Company recognized $0.2 million of stock based compensation expense related to the employee issued restricted common stock. The remaining stock based compensation expense will be recognized ratably over the remaining vesting period of the restricted common stock.

A summary of the status of the Company’s nonvested restricted common stock granted to non-employee directors and employees as of December 31, 2006 and changes during the year ended December 31, 2006, is presented below:

Nonvested Shares	Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2006	—	$—
Granted at February 14, 2006 IPO	93,200	20.00
Additional grants in 2006	101,933	13.96
Vested	—	—
Forfeited	(11,100)	20.00
Nonvested at December 31, 2006	184,033	$16.13

In addition, on February 14, 2006, an aggregate of 862,500 LTIP Units were granted to the Company’s officers and chairman of the board of directors pursuant to the Stock Incentive Plan. On May 1, 2006, an additional 4,500 LTIP Units were granted to a newly hired executive of the Company. LTIP Units vest as to one third of the amount granted on the first anniversary of the grant date and as to the remainder in 24 equal installments at the end of each month following the first anniversary of the grant date so long as the recipient continues to be an eligible recipient. These LTIP Units will become fully vested on the third anniversary of the grant date. The fair value of each LTIP Unit granted throughout 2006 was $20 at the date of grant. In the period from February 14, 2006 to December 31, 2006, the Company recognized $5.1 million of stock based compensation expense related to the LTIP Units. The remaining stock based compensation expense will be recognized ratably over the remaining vesting period of the LTIP Units.

A summary of the status of the Company’s nonvested LTIP Units as of December 31, 2006 and changes during the year ended December 31, 2006, is presented below:

Nonvested Shares	LTIP Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2006	—	$—
Granted at February 14, 2006 IPO	862,500	20.00
Additional granted in 2006	4,500	20.00
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2006	867,000	$20.00

Also on February 14, 2006, an aggregate of 1,006,000 options to purchase common stock of the Company at the IPO price ($20 per share) were granted to our chairman, non-employee directors, officers and employees. Stock options vest as to one third of the amount granted on the first anniversary of the grant date and as to the remainder in 24 equal installments at the end of each month following the first anniversary of the grant date so long as the recipient continues to be an eligible recipient. These options will become fully vested on the third anniversary of the grant date and expire ten years after the grant date. The fair value for each option granted was estimated at the date of grant using the Black-Scholes option-pricing model, an allowable valuation method under SFAS No. 123R with the following assumptions which were derived based on our Predecessor’s history and other companies in our industry: risk-free interest rate of 4.6%, expected option lives of approximately 6 years, 35% volatility, no assumed dividend rate and 10% forfeiture rate. The fair value of each option granted on February 14, 2006 was $8.41 at the date of grant. At various dates throughout 2006, newly hired employees were granted options to purchase common stock with the same vesting periods as the initial February 14, 2006 grant. These new options were valued at the date of grant using the Black-Scholes option-pricing model with the following assumptions which were derived based on our Predecessor’s history and other companies in our industry: risk-free interest rate of 4.7% - 4.8% (depending on the yield applicable on the date of grant), expected option lives of approximately 6 years, 35% volatility, no assumed dividend rate and a 10% forfeiture rate. The fair value of  the 184,800 options granted throughout 2006 ranged from  $5.13 - $8.41 at the date of grant. In the period from February 14, 2006 to December 31, 2006, the Company recognized $1.9 million of stock based compensation expense related to the above-described options. The remaining stock based compensation will be recognized ratably over the remaining vesting period of the options.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (dollars in thousands)
Outstanding at January 1, 2006	—	$—
Granted at February 14, 2006 IPO date	1,006,100	20.00
Additional granted in 2006	184,800	13.18
Exercised	—	—
Forfeited or Expired	(37,700)	20.00
Outstanding at December 31, 2006	1,153,200	$19.22	9.12	$6,562
Exercisable at December 31, 2006	—	$—	—	$—

In the period from February 14, 2006 to December 31, 2006, the Company recognized $7.9 million of stock based compensation expense related to the above-described restricted common stock, LTIP Units and options.

11.   Related Party Transactions

The Company earned management fees, chain services fees and fees for certain technical services and has receivables from hotels it owns through investments in unconsolidated joint ventures as well as hotels owned by the Former Parent. These fees totaled approximately $8.7 million (of which approximately $1.0 million was during the Predecessor period from January 1, 2006 to February 16, 2006) for the year ended December 31, 2006 and $9.5 million, and $8.8 million during the years ended December 31, 2005 and 2004, respectively.

As of December 31, 2006 and 2005, the Company had receivables from these affiliates of approximately $2.8 million and $3.0 million, respectively, which are included in receivables from related parties on the accompanying consolidated/combined balance sheets.

12.   Other Non-Operating Expenses (Income)

Other non-operating (income) expenses consist of the following (in thousands):

	Morgans Hotel Group Co. February 17, 2006 to December 31, 2006	Predecessor January 1, 2006 to February 16, 2006	Year ended December 31, 2005	Year ended December 31, 2004
Gain on extinguishment of debt	$—	$—	$—	$(4,000)
Gain on legal settlement	—	—	—	(2,242)
Gain on sale of tax credits	—	—	(1,731)	(1,731)
Clift bankruptcy related expenses	—	—	—	1,050
Write off of development costs	1,567	—	—
Litigation costs	1,379	—	—	—
Other	516	—	157	1,441
	$3,462	$—	$(1,574)	$(5,482)

13.   Quarterly Financial Information (Unaudited)

The tables below reflect the Company’s selected quarterly information for the Company and the Predecessor for the years ended December 31, 2006 and 2005 (in thousands, except per share data):

	Three Months Ended
	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006(1)
Total revenues	$77,349	$65,929	$71,226	$64,089
Loss (income) before income tax expense and minority interests	(612)	(763)	3,844	(5,490)
Net income (loss)	(1,068)	(704)	3,732	(15,885)
Net income (loss) per share—basic/diluted(2)	$(0.03)	$(0.02)	$0.11	$(0.47)
Weighted-average shares outstanding—basic & diluted	33,474	33,500	33,500	33,500

	Predecessor
	Three Months Ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
Total revenues	$70,102	$61,878	$66,117	$62,252
Loss before minority interests	(1,072)	(6,579)	(19,774)	(2,791)
Net loss	(1,072)	(6,579)	(19,774)	(2,791)
Net income per share—basic/diluted	—	—	—	—
Weighted-average shares outstanding—basic & diluted	N/A	N/A	N/A	N/A

(1)          In order to present quarterly information for the quarter ended March 31, 2006, the Company has combined our Predecessor’s results for the period from January 1, 2006 to February 16, 2006 with the results of its operations of the Company for the period from February 17, 2006 to March 31, 2006.

(2)          Net income per share and the weighted average shares outstanding is for the period of February 17, 1006 (date of IPO) to March 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2007.

MORGANS HOTEL GROUP CO.
By:	/s/ W. EDWARD SCHEETZ
Name: W. Edward Scheetz
Title: Chief Executive Officer

Date:  March 30, 2007

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints W. Edward Scheetz, Marc Gordon and Richard Szymanski and each of them severally, his true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his name, place and stead, in any and all capacities, to do any and all things and execute and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the United States Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ W. EDWARD SCHEETZ	President, Chief Executive Office and Director	March 30, 2007
W. Edward Scheetz	(Principal Executive Officer)
/s/ RICHARD SZYMANSKI	Chief Financial Officer and Secretary	March 30, 2007
Richard Szymanski	(Principal Financial and Accounting Officer)
/s/ DAVID T. HAMAMOTO	Chairman of the Board of Directors	March 30, 2007
David T. Hamamoto
/s/ EDWIN L. KNETZGER, III	Director	March 30, 2007
Edwin L. Knetzger, III
/s/ LANCE ARMSTRONG	Director	March 30, 2007
Lance Armstrong
/s/ FRED J. KLEISNER	Director	March 30, 2007
Fred J. Kleisner
/s/ THOMAS L. HARRISON	Director	March 30, 2007
Thomas L. Harrison
/s/ ROBERT FRIEDMAN	Director	March 30, 2007
Robert Friedman