Form 10-Q
period 2007-03-31
Morgans Hotel Group Co.
filed 2007-05-11
CIK 1342126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerate filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐  No  ☒

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of May 8, 2007 was 31,992,506.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for “forward-looking statements” made by or on behalf of a company. We may from time to time make written or oral statements that are “forward-looking” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our stockholders. These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. The factors that could cause actual results to differ materially from expected results include changes in economic, business, competitive market and regulatory conditions. Important risks and factors that could cause our actual results to differ materially from any forward-looking statements include, but are not limited to, the factors discussed in the Company’s Annual Report on Form 10-K set forth under the section titled “Risk Factors” and in this Quarterly Report on Form 10-Q under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; downturns in economic and market conditions, particularly levels of spending in the business, travel and leisure industries; hostilities, including future terrorist attacks, or fear of hostilities that affect travel; risks related to natural disasters, such as earthquakes and hurricanes; the  integration of the Hard Rock Hotel & Casino in Las Vegas with our existing business; the seasonal nature of the hospitality business; changes in the tastes of our customers; increases in real property tax rates; increases in interest rates and operating costs; the impact of any material litigation; general volatility of the capital markets and our ability to access the capital markets; and changes in the competitive environment in our industry and the markets where we invest.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

Factors that could have a material adverse effect on our operations and future prospects are set forth in the Risk Factors section of the Company’s Annual Report on Form 10-K, beginning on page 16 of that report. The factors set forth in the Risk Factors section could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements

Morgans Hotel Group Co.
Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	December 31,
	2007	2006
	(unaudited)
Assets
Property and equipment, net	$499,324	$494,537
Goodwill	73,698	73,698
Investments in and advances to unconsolidated joint ventures	110,523	30,400
Cash and cash equivalents	9,606	27,549
Restricted cash	29,325	24,368
Accounts receivable, net	10,222	9,413
Related party receivables	3,937	2,840
Prepaid expenses and other assets	8,666	8,175
Escrows and deferred fees—Hard Rock investment	—	62,550
Other, net	21,687	24,476
Total assets	$766,988	$758,006
Liabilities and Stockholders’ Equity
Long term debt and capital lease obligations	$581,024	$553,197
Accounts payable and accrued liabilities	36,944	35,039
Deferred income taxes	8,362	10,166
Other liabilities	17,410	16,841
Total liabilities	643,740	615,243
Minority interest	19,989	20,317
Commitments and contingencies
Common stock, $.01 par value; 200,000,000 shares authorized, and 33,500,000 shares issued at March 31, 2007 and December 31, 2006, respectively	335	335
Additional paid-in capital	141,162	138,840
Treasury stock, at cost, 1,507,494 and 336,026 shares of common stock at March 31, 2007 and December 31, 2006, respectively	(26,240)	(5,683)
Comprehensive loss	(2,491)	(1,103)
Accumulated deficit	(9,507)	(9,943)
Stockholders’ equity	103,259	122,446
Total liabilities and stockholders’ equity	$766,988	$758,006

See accompanying notes to consolidated/combined financial statements.

Morgans Hotel Group Co. and Predecessor
Consolidated/Combined Statements of Operations and Comprehensive Loss
(in thousands, except share data)
(unaudited)

	Morgans Hotel Group Co. Three Months Ended March 31, 2007	Morgans Hotel Group Co. Period from February 17, 2006 to March 31, 2006	The Predecessor Period from January 1, 2006 to February 16, 2006
Revenues
Rooms	$45,263	$19,074	$17,742
Food and beverage	25,557	10,850	11,135
Other hotel	3,646	2,292	1,645
Total hotel revenues	74,466	32,216	30,522
Management fee-related parties	3,956	1,185	1,022
Total revenues	78,422	33,401	31,544
Operating Costs and Expenses
Rooms	12,627	4,963	5,098
Food and beverage	17,542	6,568	7,494
Other departmental	2,027	1,401	619
Hotel selling, general and administrative	15,358	6,371	6,841
Property taxes, insurance and other	5,697	1,653	2,024
Total hotel operating expenses	53,251	20,956	22,076
Corporate general and administrative
Stock based compensation	2,322	1,052	—
Other	6,733	2,007	2,611
Depreciation and amortization	4,807	2,295	3,030
Total operating costs and expenses	67,113	26,310	27,717
Operating income	11,309	7,091	3,827
Interest expense, net	10,599	8,048	6,537
Equity in (income) loss of unconsolidated joint ventures	4,654	(238)	614
Minority interest in joint ventures	1,102	837	568
Other non-operating (income) expenses	(5,723)	42	—
Income (loss) before income tax expense and minority interest	677	(1,589)	(3,892)
Income tax provision	228	10,661	90
Income (loss) before minority interest	449	(12,259)	(3,982)
Minority interest	13	(356)	—
Net income (loss)	436	(11,903)	(3,982)
Other comprehensive income (loss)
Unrealized (loss) gain on interest rate swap	(1,218)	630	—
Foreign currency translation (loss) gain	(170)	19	—
Comprehensive loss	$(952)	$(11,254)	$(3,982)
Income (loss) per share:
Basic and diluted	$0.01	$(0.36)
Weighted average number of common shares outstanding:
Basic	32,436	33,500
Diluted	32,749	33,500

See accompanying notes to consolidated/combined financial statements.

Morgans Hotel Group Co. and Predecessor
Consolidated/Combined Statements of Cash Flows
(in thousands)
(unaudited)

	Morgans Hotel Group Co. Three Months Ended March 31, 2007	Morgans Hotel Group Co. Period from February 17, 2006 to March 31, 2006	The Predecessor Period from January 1, 2006 to February 16, 2006
Cash flows from operating activities
Net income (loss)	$436	$(11,903)	$(3,982)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	4,666	2,245	2,911
Amortization of other costs	141	50	119
Amortization of deferred financing costs	446	5,255	1,214
Stock based compensation	2,322	1,052	—
Equity in (income) losses from unconsolidated joint ventures	4,654	(238)	614
Deferred income taxes	(1,804)	10,561	—
Change in value of interest rate caps and swaps, net	1,494	(3,270)	(1,655)
Minority interest	(328)	(133)	(733)
Changes in assets and liabilities:
Accounts receivable, net	(808)	(730)	(168)
Related party receivables	(1,098)	(182)	(108)
Restricted cash	(5,003)	1,666	(2,080)
Prepaid expenses and other assets	(492)	(47)	1,127
Accounts payable and accrued liabilities	1,906	3,444	(2,082)
Other liabilities	75	1,275	408
Net cash provided by (used in) operating activities	6,607	9,045	(4,415)
Cash flows from investing activities
Additions to property and equipment	(9,453)	(861)	(5,091)
Deposits into capital improvement escrows, net	45	(388)	(45)
Distributions from unconsolidated joint ventures	11,957	—	—
Investment in unconsolidated joint ventures	(34,355)	(578)	(2)
Net cash used in investing activities	(31,806)	(1,827)	(5,138)
Cash flows from financing activities
Proceeds from long term debt	32,960	80,000	—
Payments on long term debt and capital lease obligations	(5,132)	(291,827)	(214)
Payments on Clift Preferred Equity	—	(11,393)	—
Contributions	—	—	3,738
Distributions	—	(9,500)	(968)
Proceeds from issuance of common stock, net of costs	—	273,314	—
Purchase of treasury stock	(20,556)	—	—
Financing costs	(16)	(2,344)	—
Net cash provided by financing activities	7,256	38,250	2,556
Net (decrease) increase cash and cash equivalents	(17,943)	45,468	(6,997)
Cash and cash equivalents, beginning of period	27,549	14,838	21,835
Cash and cash equivalents, end of period	$9,606	$60,306	$14,838
Supplemental disclosure of cash flow information
Cash paid for interest	$8,896	$12,261	$6,521
Cash paid for taxes	$246	$—	$213

See accompanying notes to condensed/combined financial statements

Morgans Hotel Group Co. and Predecessor
Notes to Consolidated/Combined Financial Statements

1.                 Organization and Formation Structuring Transactions

Morgans Hotel Group Co. (the “Company”) was incorporated on October 19, 2005 as a Delaware corporation to complete an initial public offering (“IPO”) that was part of the formation and structuring transactions described below. The Company operates, owns, acquires and redevelops hotel properties.

The Morgans Hotel Group Co. predecessor (the “Predecessor”) comprised the subsidiaries and ownership interests that were contributed as part of the formation and structuring transactions from Morgans Hotel Group LLC (“Former Parent”) to Morgans Group LLC, our operating company. The Former Parent was owned approximately 85% by NorthStar Hospitality, LLC (“NorthStar”), a subsidiary of NorthStar Capital Investment Corp. (“NCIC”) and approximately 15% by RSA Associates, L.P. (“RSA”).

In connection with the IPO, the Former Parent contributed the subsidiaries and ownership interests in nine operating hotels in the United States and the United Kingdom, to Morgans Group LLC in exchange for membership units. Simultaneously, Morgans Group LLC issued additional membership units to the Predecessor in exchange for cash raised by the Company from the IPO. The Former Parent also contributed all the membership interests in its hotel management business to Morgans Group LLC in return for 1,000,000 membership units in Morgans Group LLC exchangeable for shares of the Company’s common stock. The Company is the managing member of Morgans Group LLC, and has full management control.

On February 17, 2006, the Company completed its IPO. The Company issued 15,000,000 shares of common stock at $20 per share resulting in estimated net proceeds of approximately $272.5 million, after underwriters’ discounts and offering expenses. On February 17, 2006, the Company paid down $294.6 million of long term debt which included principal and interest, paid in full the preferred equity in Clift due a related party of $11.4 million, which included outstanding interest and distributed $9.5 million to certain stockholders. Concurrent with the closing of the IPO, the Company borrowed $80.0 million under a new three-year term loan.

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

The Company has one reportable operating segment; it operates, owns, acquires and redevelops boutique hotels.

Operating Hotels

The Company’s operating hotels as of March 31, 2007 are as follows:

Hotel Name	Location	Number of Rooms	Ownership
Delano Miami	Miami Beach, FL	194	(1)
Hudson	New York, NY	804	(5)
Mondrian Los Angeles	Los Angeles, CA	237	(1)
Morgans	New York, NY	113	(1)
Royalton	New York, NY	169	(1)
Sanderson	London, England	150	(2)
St. Martins Lane	London, England	204	(2)
Shore Club	Miami Beach, FL	307	(3)
Clift	San Francisco, CA	363	(4)
Mondrian Scottsdale	Scottsdale, AZ	194	(1)
Hard Rock Hotel & Casino	Las Vegas, NV	647	(6)

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

(6)          Operated under a management contract and owned through an unconsolidated joint venture, in which the Company owns approximately 33.3%.

Restaurant Joint Venture

The food and beverage operations of certain of the hotels are operated under a 50/50 joint venture with a third party restaurant operator.

2.                 Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated/combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company consolidates all wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in combination.

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

The United States entities included in the accompanying combined financial statements for the period January 1, 2006 to February 16, 2006 are either partnerships or limited liability companies, which are treated similarly to partnerships for tax reporting purposes. Accordingly, Federal and state income taxes have not been provided for those accompanying combined financial statements as the partners or members are responsible for reporting their allocable share of the Predecessor’s income, gains, deductions, losses and credits on their individual income tax returns.

The Company’s foreign subsidiaries are subject to United Kingdom corporate income taxes. Income tax expense is reported at the applicable rate for the periods presented.

Subsequent to the IPO, the Company is subject to Federal and state income taxes as a C corporation. Income taxes for the period of February 17, 2006 to March 31, 2006 and for the three months ended March 31, 2007, were computed using the Company’s effective tax rate. The Company has also recorded $10.2 million in net deferred taxes, related to cumulative differences in the basis recorded for certain assets and liabilities, primarily goodwill and property and equipment for the period from February 17, 2006 to March 31, 2007.

Derivative Instruments and Hedging Activities

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS 133”), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

A summary of the Company’s derivative and hedging instruments that have been recognized in earnings as of March 31, 2007 and December 31, 2006 is as follows (in thousands):

Notional Amount	Type of Instrument	Maturity Date	Strike Rate	Estimated Fair Market Value at March 31, 2007	Estimated Fair Market Value at December 31, 2006
$473,500	Interest cap	July 9, 2007	4.25%	$1,247	$2,467
51,250	Interest cap	July 9, 2007	4.25%	134	265
30,000	Interest cap	July 9, 2007	4.25%	78	156
25,000	Interest cap	July 9, 2007	4.25%	65	130
Total fair value of derivative instruments				$1,524	$3,018

A summary of the Company’s derivative instruments that have been designated as hedges under SFAS 133 March 31, 2007 and December 31, 2006 is as follows (in thousands):

Notional Amount	Type of Instrument	Maturity Date	Strike Rate	Estimated Fair Market Value at March 31, 2007	Estimated Fair Market Value at December 31, 2006
$285,000	Interest swap	July 9, 2010	5.04%	$(2,180)	$(1,239)
285,000	Sold interest cap	July 9, 2010	4.25%	(6,100)	(6,796)
285,000	Interest cap	July 9, 2010	4.25%	6,148	6,792
85,000	Interest cap	July 15, 2010	7.00%	28	54
85,000	Sold interest cap	July 15, 2010	7.00%	(28)	(54)
85,000	Interest Swap	July 15, 2010	4.91%	(340)	(65)
22,000	Interest cap	June 1, 2008	6.00%	1	3
18,000	Interest cap	June 1, 2008	6.00%	1	2
Total fair value of derivative instruments				$(2,470)	$(1,303)
Net fair value of derivative instruments				(946)	1,715
Total fair value included in other assets				7,701	9,871
Total fair value included in other liabilities				$(8,647)	$(8,156)

Stock-based Compensation

The Company accounts for stock based employee compensation using the fair value method of accounting described in SFAS No.123R,  Accounting for Stock-Based Compensation. For share grants, total compensation expense is based on the price of the Company’s stock at the grant date. For option grants, the total compensation expense is based on the estimated fair value using the Black-Scholes option-pricing model. Compensation expense is recorded ratably over the vesting period, if any.

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

Minority Interest

The percentage of membership units owned by the Former Parent is presented as minority interest in Morgans Group LLC in the consolidated balance sheet and was approximately $19.7 million as of March 31, 2007 and December 31, 2006, respectively. The minority interest in Morgans Group LLC is (i) increased or decreased by the limited members’ pro rata share of Morgans Group LLC’s net income or net loss, respectively; (ii) decreased by distributions; (iii) decreased by redemptions of membership units for the Company’s common stock; and (iv) adjusted to equal the net equity of Morgans Group LLC multiplied by the limited members’ ownership percentage immediately after each issuance of units of Morgans Group LLC and/or shares of the Company’s common stock and after each purchase of treasury stock through an adjustment to additional paid-in capital. Net income or net loss allocated to the minority interest in Morgans Group LLC is based on the weighted-average percentage ownership throughout the period.

Additionally, $0.3 million and $0.6 million is recorded as minority interest as of March 31, 2007 and December 31, 2006, respectively, which represents our third-party food and beverage joint venture partner’s interest in the restaurant venture at certain of our hotels.

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48  (“FIN 48”) Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position with be sustained upon examination. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted FIN 48 on January 1, 2007. On that date, we had no uncertain tax positions. The Company has not yet filed its initial tax return since becoming a C corporation in February 2006. We will recognize interest and penalties, if any, as part of our provision for income taxes in our consolidated statement of operations.

3.                 Income (Loss) Per Share

Basic earnings per share is calculated based on the weighted average number of common stock outstanding during the period. Diluted earnings per share include the effect of potential shares outstanding, including dilutive securities. Potential dilutive securities may include shares granted under the stock incentive plan and membership units in Morgans Group LLC, which may be exchanged for shares of the Company’s common stock under certain circumstances. The outstanding Morgans Group LLC membership units (which may be converted to common stock) have been excluded from the diluted net income (loss) per common share calculation, as there would be no effect on reported diluted net income (loss) per common share. As of March 31, 2007, restricted stock units and LTIP Units (as defined in Note 7) are included in income per share as they are dilutive. As of March 31, 2007, 1,141,227 stock options have been excluded from the calculation as they would be anti-dilutive.

The table below details the components of the basic and diluted loss per share calculations (in thousands, except for per share data):

	Three Months Ended March 31, 2007			Period from February 17, 2006 to March 31, 2006
	Income	Weighted Average Shares	EPS Amount	Loss	Weighted Average Shares	EPS Amount
Basic income (loss) per share
Net income (loss)	$436	32,436	$0.01	$(11,903)	33,500	$(0.36)
Effect of dilutive stock compensation	—	313	—	—	—	—
Diluted income (loss) per share	$436	32,749	$0.01	$(11,903)	33,500	$(0.36)

On December 7, 2006, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common stock, or approximately 10% percent of its outstanding shares based on the then current market price. The stock repurchases under this program have been and will be made through the open market or in privately negotiated transactions from time to time. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The stock repurchase program may be suspended or terminated at any time without prior notice, and will expire on December 7, 2007. As of March 31, 2007, the Company had repurchased 1,507,494 shares for approximately $26.2 million.

4.                 Investments in and Advances to Unconsolidated Joint Ventures

The Company’s investments in and advances to unconsolidated joint ventures and its equity in earnings (losses) of unconsolidated joint ventures are summarized as follows (in thousands):

Investments

Entity	As of March 31, 2007	As of December 31, 2006
Morgans Hotel Group Europe Ltd.	$12,586	$11,971
Restaurant Venture—SC London	(384)	(128)
Mondrian South Beach	11,370	13,024
Hard Rock Hotel & Casino	52,049	2,478
Las Vegas Echelon	34,690	2,883
Other	213	172
Total	$110,523	$30,400

Equity in income (losses) from unconsolidated joint ventures

	For the Three Months Ended March 31, 2007	For the Period from February 17, 2006 to March 31, 2006	For the Period from January 1 2006 to February 16, 2006
Morgans Hotel Group Europe Ltd.	$785	$33	$(490)
Restaurant Venture—SC London	(256)	139	(94)
Mondrian South Beach	(1,368)	—	—
Hard Rock Hotel & Casino	(3,817)	—	—
Shore Club	—	66	(30)
Other	2	—	—
Total	$(4,654)	$238	$(614)

Morgans Hotel Group Europe Limited

As of March 31, 2007, we owned interests in two hotels through a 50/50 joint venture known as Morgans Hotel Group Europe Limited with Walton MG London Investors V, L.L.C. (“Walton”).

Morgans Hotel Group Europe Limited (“Morgans Europe”) owns two hotels located in London, England, St Martins Lane, a 204-room hotel, and Sanderson, a 150-room hotel. Net income or loss and cash distributions or contributions are allocated to the partners in accordance with ownership interests. We account for this investment under the equity method of accounting.

Under a management agreement with Morgans Europe, we earn management fees and a reimbursement for allocable chain service and technical service expenses. The management fees are equal to 4.0% of total hotel revenues, including food and beverage, the reimbursement of allocable chain expenses are currently recovered at approximately 2.5% of hotel revenues excluding food and beverage and the technical services fees are a recovery of project specific costs. We also are entitled to an incentive management fee and a capital incentive fee. We did not earn any incentive fees during the three months ended March 31, 2007 or 2006.

On July 27, 2006, our joint venture partner in ownership of our London hotels, Burford Hotels Limited (“Burford”), sent the Company a notice purporting to exercise rights under the buy/sell provision of the joint venture agreement (the “Notice”). As a result of the Notice, the Company began marketing Burford’s share of the joint venture and on February 16, 2007, a subsidiary of the Company and Walton entered into a joint venture agreement for the ownership and operation of hotels in Europe by Morgans Europe. Walton purchased Burford’s interest in the joint venture for the equivalent of approximately $52 million. For facilitating the transaction, we received approximately $6.1 million in cash. and could receive additional consideration based on the value of an interest rate hedge on the existing joint venture debt in the event of a debt refinancing.

Under the new joint venture agreement with Walton, the Company continues to own indirectly a 50% equity interest in Morgans Europe and continues to have an equal representation on the Morgans Europe Board of Directors. Beginning any time after February 9, 2010, either party has the right to buy all the shares of the other party in the joint venture or, if its offer is rejected, require the other party to buy all of its shares at the same offered price per share in cash. The Company also maintained the management of the London hotels under substantially the same terms.

Mondrian South Beach

On August 8, 2006, the Company entered into a 50/50 joint venture (the “South Beach Venture”) with an affiliate of Hudson Capital. The South Beach Venture will renovate and convert an apartment building on Biscayne Bay in South Beach Miami into a condominium and hotel operated under the Company’s Mondrian brand. The Company will operate Mondrian South Beach under a long-term incentive management contract. The hotel expects to have approximately 342 units comprised of studios, one and two-bedroom units, and four penthouse suites.

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

As of February 1, 2007, the South Beach Venture is being accounted for as a development project in accordance with SFAS No. 67.

Hard Rock Hotel & Casino

On May 11, 2006, the Company and its wholly-owned subsidiary, MHG HR Acquisition Corp. (“Acquisition Corp”), entered into an Agreement and Plan of Merger with Hard Rock Hotel, Inc. (“HRH”) pursuant to which the Acquisition Corp agreed to acquire HRH in an all cash merger (the “Merger”). Additionally, an affiliate of the Company entered into several asset purchase agreements with HRH or affiliates of HRH to acquire a development land parcel adjacent to the Hard Rock Hotel & Casino in Las Vegas (“Hard Rock”) and certain intellectual property rights related to the Hard Rock (such asset purchases, together with the Merger, the “Transactions”). The aggregate consideration for the Transactions was $770 million.

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

Concurrent to the closing of the Transactions and the Merger, the Company and DLJMB entered into a property management agreement under which the Company will operate the hotel, retail, food and beverage, entertainment and all other businesses related to the Hard Rock, excluding the casino. Under the terms of the agreement, the Company will receive a management fee equal to 4% and a chain service expense reimbursement up to 1.5% of all non-gaming revenue including casino rents and all other rental income. The Company can also earn an incentive management fee of 10% of EBITDA, as defined, above certain levels. The term of the contract is 20 years with two ten-year renewals and is subject to certain performance tests beginning in 2009.

At the February 2, 2007 closing of the Merger and Transactions, the joint venture also entered into a definitive lease agreement with Golden Gaming Inc. (“Golden Gaming”) to operate the casino at the Hard Rock. Under the lease, the base rent is $20.7 million per year payable monthly, plus reimbursements for certain expenses. Golden Gaming is entitled to a management fee of $3.3 million, also payable monthly.

The joint venture’s preliminary allocation of the purchase price is based on the allocation in the purchase and sale agreement. The joint venture will finalize the purchase price allocation in 2007, the results of which may change the purchase price allocation initially booked. Management does not believe a change in the purchase price allocation will materially impact the Company’s equity in income (loss) from unconsolidated joint ventures.

Las Vegas Echelon

In January 2006, the Company entered into a limited liability company agreement with Echelon, a subsidiary of Boyd Gaming Corporation (“Boyd”) through which it will develop, as 50/50 owners, Delano Las Vegas and Mondrian Las Vegas, both of which are expected to open in 2010. After certain milestones in the joint venture development process have been met, the Company is expected to complete its contribution of approximately $97.5 million in cash and Echelon will contribute approximately 6.5 acres of land to the joint venture. It is expected that these contributions will be completed by June 30, 2008, as part of pre-development. As of March 31, 2007, we had made approximately $34.7 million in capital contributions, which includes a $30.0 million contribution upon consummation of the Hard Rock transaction in February 2007.

5.                 Other Liabilities

Other liabilities consist of the following (in thousands):

	As of March 31, 2007	As of December 31, 2006
Accrued designer fee	$6,288	$6,257
Interest swap derivative liability (Note 2)	8,647	8,156
Clift pre-petition liabilities	2,474	2,427
Other	1	1
	$17,410	$16,841

6.                 Long-Term Debt and Capital Lease Obligations

Long-term debt consists of the following (in thousands):

Description	As of March 31, 2007	As of December 31, 2006	Interest rate at March 31, 2007
Notes secured by Hudson and Mondrian(a)	$370,000	$370,000	LIBOR + 1.25%
Clift debt(b)	79,024	78,737	9.6%
Promissory note(c)	10,000	10,000	7.0%
Note secured by Mondrian Scottsdale(d)	40,000	37,327	LIBOR + 2.30%
Liability to subsidiary trust(e)	50,100	50,100	8.68%
Revolving Credit(f)	25,000	—	(f)
Capital lease obligations	6,900	7,033
Total long term debt	$581,024	$553,197

(a)   New Mortgage Agreement—Notes secured by Hudson and Mondrian Los Angeles

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

(b)   Clift Debt

In October 2004, Clift emerged out of bankruptcy pursuant to a plan of reorganization whereby Clift Holdings LLC sold the hotel to an unrelated party for $71.0 million and then leased it back for a 99-year lease term. Under this lease, the Company is required to fund operating shortfalls including the lease payments and to fund all capital expenditures. This transaction did not qualify as a sale due to the Company’s continued involvement and therefore is treated as a financing. The proceeds from this transaction were used in part to repay the existing mortgage loan on Clift.

The lease payment terms are as follows:

Years 1 and 2	$2.8 million per annum (completed in October 2006)
Years 3 to 10	$6.0 million per annum
Thereafter

Increased at 5-year intervals by a formula tied to increases in the Consumer Price Index. At year 10, the increase has a maximum of 40% and a minimum of 20%. At each increased date thereafter, the maximum increase is 20% and the minimum is 10%.

(c)   Promissory Note

The purchase of the building adjacent to Delano Miami was partially financed with the issuance of a $10.0 million three-year interest only promissory note by the Company to the seller, which matures on January 24, 2009. The note currently bears interest at 8.5% through January 24, 2008 and at 10.0% thereafter.

(d)   Mondrian Scottsdale Debt

In May 2006, the Company obtained mortgage financing on Mondrian Scottsdale. The $40.0 million loan, which accrues interest at LIBOR plus 2.30%, matures in May 2008 and has three one-year extensions. The Company has purchased an interest rate cap which limits the interest rate exposure to 8.3% and expires on June 1, 2008.

(e)   Liability to Subsidiary Trust Issuing Preferred Securities

On August 4, 2006, a newly established trust formed by the Company, MHG Capital Trust I (the “Trust”), issued $50.0 million in trust preferred securities in a private placement. The Company owns all of the $0.1 million of outstanding common stock of the Trust. The Trust used the proceeds to purchase $50.1 million of junior subordinated notes issued by the Company (the “Notes”) which mature on October 30, 2036. These Notes represent all of the Trust’s assets. The terms of the junior subordinated notes are substantially the same as preferred securities issued by the Trust. The Notes and the trust preferred securities have a fixed interest rate of 8.68% per annum during the first ten years, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus 3.25% per annum. The securities are redeemable by the Trust, at the Company’s option, after five years at par. To the extent the Company redeems Notes, the Trust is required to redeem a corresponding amount of trust preferred securities.

The Note agreement required that the Company maintain a fixed charge coverage ratio, as defined, of 1.4 to 1.0 and prohibited the Company from issuing subordinate debt through February 4, 2007.

FIN 46R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has identified that the Trust is a variable interest entity under FIN 46R. Based on management’s analysis, the Company is not the primary beneficiary since it does not absorb a majority of the expected losses, nor is it entitled to a majority of the expected residual returns. Accordingly, the Trust is not consolidated into the Company’s financial statements. The Company accounts for the investment in the common stock of the Trust under the equity method of accounting.

Net proceeds from the issuance of Notes were used by the Company to pay down the Company’s existing credit line and to fund the equity contribution on Mondrian South Beach with the remainder available for general corporate purposes.

(f)   New Revolving Credit

On October 6, 2006, the Company and certain of its subsidiaries entered into a revolving credit facility in the initial amount of $225.0 million, which includes a $50.0 million letter of credit sub-facility and a $25.0 million swingline sub-facility (the collectively, the “New Revolving Credit Agreement”).

The amount available from time to time under the New Revolving Credit Agreement is also contingent upon the amount of an available borrowing base calculated by reference to collateral described below. Initially, the available borrowing base is capped at approximately $64.0 million, but that amount may be increased up to $225.0 million at the Borrower’s (defined below) option by increasing the amount of the mortgage on Delano Miami granted by the Delano Miami mortgage lender (discussed below) and upon payment of the related additional recording tax. The available borrowing base as of the closing date (assuming an increase in the Delano Miami mortgage and payment of the related additional recording tax) would be approximately $204.5 million. That availability may also be increased through procedures specified in the New Revolving Credit Agreement for adding property to the borrowing base and for revaluation of the property that constitutes the borrowing base.

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

The New Revolving Credit Agreement is available on a revolving basis for general corporate purposes, including acquisitions. Also on October 6, 2006, the Company terminated its three-year revolving credit facility of $125.0 million which was entered into concurrently with the Company’s IPO in February 2006, which did not have any amounts outstanding at the time of its termination. As of March 31, 2007, the Company had $25.0 million outstanding under the New Revolving Credit Agreement.

7.                 Omnibus Stock Incentive Plan

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

On February 14, 2006, an aggregate of 25,000 shares of restricted common stock were granted to the Company’s non-employee directors and employees pursuant to the Stock Incentive Plan. Restricted common stock vests one-third of the amount granted on the first anniversary of the grant date and as to the remainder in 24 equal installments at the end of each month following the first anniversary of the grant date so long as the recipient continues to be an eligible recipient. These restricted shares of common stock will become fully vested on the third anniversary of the grant date. The fair value of each share of restricted common stock granted was $20 at the date of grant.

Also on February 14, 2006, an aggregate of 68,200 shares of restricted common stock were granted to the Company’s employees pursuant to the Stock Incentive Plan. Employee restricted common stock vests one-quarter of the amount granted on the anniversary of the grant date and as to the remainder ratably over four years so long as the recipient continues to be an eligible recipient. These restricted shares of common stock will become fully vested on the fourth anniversary of the grant date. The fair value of each share of restricted common stock granted was $20 at the date of grant.

In addition, on February 14, 2006, an aggregate of 862,500 LTIP Units were granted to the Company’s officers and chairman of the board of directors pursuant to the Stock Incentive Plan. LTIP Units vest as to one-third of the amount granted on the first anniversary of the grant date and as to the remainder in 24 equal installments at the end of each month following the first anniversary of the grant date so long as the recipient continues to be an eligible recipient. These LTIP Units will become fully vested on the third anniversary of the grant date. The fair value of each LTIP Unit granted was $20 at the date of grant.

Also on February 14, 2006, an aggregate of 1,006,000 options to purchase common stock of the Company at the IPO price ($20 per share) were granted to our chairman, non-employee directors, officers and employees. Stock options vest as to one-third of the amount granted on the first anniversary of the grant date and as to the remainder in 24 equal installments at the end of each month following the first anniversary of the grant date so long as the recipient continues to be an eligible recipient. These options will become fully vested on the third anniversary of the grant date and expire 10 years after the grant date. The fair value for each option granted was estimated at the date of grant using the Black-

Scholes option-pricing model, an allowable valuation method under SFAS No. 123R with the following assumptions: risk-free interest rate of 4.6%, expected option lives of 3½ years, 35% volatility, no dividend rate and 10% forfeiture rate. The fair value of each option was $6.37 at the date of grant.

In the three months ended March 31, 2007, the Company recognized $2.4 million of stock based compensation expense related to the above described restricted common stock, LTIP Units and options. In the period from February 14, 2006 to March 31, 2006, the Company recognized $1.2 million of stock based compensation expense related to the above-described restricted common stock, LTIP Units and options.

On April 23, 2007, the Board of Directors adopted, subject to approval from our stockholders at the annual meeting of stockholders on May 22, 2007, the Company’s 2007 Omnibus Incentive Plan (the “2007 Incentive Plan”), which amends and restates the Stock Incentive Plan and increases the number of shares reserved for issuance under the plan by up to 3,250,000 shares. Awards other than options and stock appreciation rights shall reduce the shares available for grant by 1.7 shares for each share subject to such an award. Thus, the maximum number of additional shares under the 2007 Incentive Plan available for grant is 3,250,000, assuming all awards are options and stock appreciation rights, or 1,911,764, if all awards are other than options and stock appreciation rights.

On April 25, 2007, the Compensation Committee of the Board of Directors granted an aggregate of 176,750 LTIP Units and 121,000 performance based restricted stock units to the Company’s named executive officers. The LTIP units and restricted stock units are at risk for forfeiture over the vesting period and require the continued employment. In addition, the restricted stock units are at risk based on the achievement of a 7% total stockholder return over each calendar year of a three-year performance period (subject to certain catch-up features).

8.      Litigation

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

On August 1, 2006, the judge granted defendants’ motion to dismiss Philips South Beach LLC’s causes of action for breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, breach of good faith and fair dealing, and unjust enrichment. The judge also struck all claims for punitive damages. Philips South Beach LLC filed a notice of appeal, and we filed a notice of cross-appeal, though neither was perfected. Philips South Beach LLC has filed an amended complaint adding a punitive damages demand. Our motion to dismiss that demand was denied, and we have filed a notice of appeal. We have answered the amended complaint, denying all substantive allegations and asserting various affirmative defenses. Discovery is pending.

The Company intends to continue to pursue this litigation vigorously. Although we cannot predict the outcome of this litigation, on the basis of current information, we do not expect that the outcome of this litigation will have a material adverse effect on our financial condition, results of operations or liquidity.

Shore Club Litigation—Florida State Action

On April 17, 2006, MHG Management Company and a related subsidiary of the Company filed a lawsuit in Florida state court against Philip Pilevsky and individuals and entities associated with Mr. Pilevsky, charging them with tortious interference with the 20-year exclusive management agreement that MHG Management Company holds for Shore Club, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and tortious interference with actual and prospective business and economic relations, in part as an attempt to break or renegotiate the terms of the management agreement.

On July 13, 2006, the judge issued an order denying defendants’ motion to stay and for a protective order based on the pendency of the Shore Club litigation in New York. An appeal of that order has been fully briefed and argued, and until it is decided, discovery is stayed. Defendants have moved to dismiss on substantive grounds and for certain of them on jurisdictional grounds as well.

Century Operating Associates Litigation

On March 23, 2006, Century Operating Associates filed a lawsuit in New York state court naming several defendants, including the Company, Morgans Hotel Group LLC, and Messrs. Scheetz, Schrager and Hamamoto. The lawsuit alleges breach of contract, breach of fiduciary duty and a fraudulent conveyance in connection with the structuring transactions that were part of the Company’s IPO, and the offering itself. In particular, the lawsuit alleges that the transactions constituted a fraudulent conveyance of the assets of Morgans Hotel Group LLC, in which Century Operating Associates allegedly has a non-voting membership interest, to the Company. The plaintiff claims that the defendants knowingly and intentionally structured and participated in the transactions in a manner designed to leave Morgans Hotel Group LLC without any ability to satisfy its obligations to Century Operating Associates.

The remedies sought by Century Operating Associates include (a) Century Operating Associates’ distributive share of the IPO proceeds, (b) at least $3.5 million in compensatory damages, (c) at least $17.5 million in punitive damages, and (d) attorneys’ fees and expenses.

On July 6, 2006, the judge granted the Company’s motion to dismiss it from the case. Century Operating Associates has filed an amended complaint, re-asserting claims against the Company, including a new claim for aiding and abetting breach of fiduciary duty, and adding claims against a new defendant, Morgans Group LLC. In April 2007, the judge granted our motion to dismiss all claims against the Company and Morgans Group LLC, and certain claims against certain other defendants. In May 2007, Century Operating Associates amended its compliant again re-asserting the same claims against the Company and Morgans Group LLC.

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

9.                 Related Party Transactions

The Company earned management fees, chain services fees and fees for certain technical services and has receivables from hotels it owns through investments in unconsolidated joint ventures as well as hotels owned by the Former Parent. These fees totaled approximately $4.0 million for the three months ended March 31, 2007 and $2.1 million (of which approximately $1.0 million was during the Predecessor period from January 1, 2006 to February 16, 2006) for the three months ended March 31, 2006.

As of March 31, 2007 and December 31, 2006, the Company had receivables from these affiliates of approximately $3.9 million and $2.8 million, respectively, which are included in receivables from related parties on the accompanying consolidated balance sheets.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those set forth under “Risk Factors” and elsewhere in our Annual Report on Form 10-K.

Overview

We are a fully integrated hospitality company that operates, owns, acquires, develops and redevelops boutique hotels in gateway cities and select resort markets in the United States and Europe. Over our 22 year history, we have gained experience operating in a variety of market conditions. At March 31, 2007, we owned or partially owned, and managed a portfolio of eleven luxury hotel properties in New York, Miami, Los Angeles, Scottsdale, San Francisco, London and Las Vegas, comprising approximately 3,400 rooms. Each of our Owned Hotels, as defined below, was acquired and renovated by us, or an affiliate, and was designed by a world-renowned designer.

Unlike traditional brand-managed or franchised hotels, boutique hotels provide their guests with what we believe is a distinctive lodging experience. Each of our hotels has a personality specifically tailored to reflect the local market environment and features modern, sophisticated design that includes critically acclaimed public spaces; popular “destination” bars and restaurants and highly personalized service. Significant media attention has been devoted to our hotels which we believe is as a result of their distinctive nature, renowned design, dynamic and exciting atmosphere, celebrity guests and high-profile events. We believe that the Morgans Hotel Group brand, and each of our individual property brands are synonymous with style, innovation and service. We believe this combination of lodging and social experiences, and association with our brands, increases our occupancy levels and pricing power.

In addition to our current portfolio, we expect to operate, own, acquire, redevelop and develop new hotel properties that are consistent with our portfolio in major metropolitan cities and select resort markets in the United States, Europe and elsewhere.

We were incorporated as a Delaware corporation in October 2005 to operate, own, acquire, develop and redevelop boutique hotels in the United States, Europe and elsewhere. As of March 31, 2007, we owned:

•       seven hotels in New York, Miami, Los Angeles, San Francisco and Scottsdale, comprising approximately 2,100 rooms, (the “Owned Hotels”);

•       a building adjacent to Delano Miami which we intend to convert into a new hotel with guest facilities;

•       a 50% interest in two hotels in London comprising approximately 350 rooms, which we manage;

•       a 7% interest in the 300-room Shore Club in Miami, which we also manage (“Shore Club”);

•       a 33.3% interest in the Hard Rock Hotel & Casino in Las Vegas, which we also manage effective February 2007 (“Hard Rock”); and

•       a 50% interest in an apartment building on Biscayne Bay in South Beach Miami which we are redeveloping and have rebranded under our Mondrian brand as a hotel and condominium project under the name Mondrian South Beach Hotel Residences (“Mondrian South Beach”).

We conduct our operations through our operating company, Morgans Group LLC, which holds all of our assets. We are the managing member of Morgans Group LLC and hold approximately 97.0% of its membership units. We manage all aspects of Morgans Group LLC including the operation, investment and sale and purchase of hotels and the financing of Morgans Group LLC.

The historical financial data presented herein is the historical financial data for:

•       our Owned Hotels;

•       our joint venture hotels, consisting of the London hotels (Sanderson and St Martins Lane), Shore Club and Hard Rock (the “Joint Venture Hotels”);

•       our management company subsidiary, MHG Management Company; and

•       the rights and obligations of Morgans Hotel Group LLC contributed to Morgans Group LLC in the formation and structuring transactions described above in Note 1 to the financial statements, included elsewhere in this report.

We consolidate the results of operations for all of our Owned Hotels. Certain food and beverage operations at five of our Owned Hotels are operated under 50/50 joint ventures with restaurateur Jeffrey Chodorow. The Asia de Cuba restaurant at Mondrian Scottsdale is operated under license and management agreements with China Grill Management, a company controlled by Jeffrey Chodorow. We believe that we are the primary beneficiary of these entities because we absorb the majority of any restaurant ventures’ expected losses or residual returns. Therefore, these restaurant ventures are consolidated in our financial statements with our partner’s share of the results of operations recorded as minority interest in the accompanying consolidated/combined financial statements. This minority interest is based upon 50% of the income of the venture after giving effect to rent and other administrative charges payable to the hotel.

We own partial interests in the Joint Venture Hotels and certain food and beverage operations at two of the Joint Venture Hotels, Sanderson and St Martins Lane. We account for these investments using the equity method as we believe we do not exercise control over significant asset decisions such as buying, selling or financing nor are we the primary beneficiary of the entities. Under the equity method, we increase our investment in unconsolidated joint ventures for our proportionate share of net income and contributions and decrease our investment balance for our proportionate share of net losses and distributions.

On February 2, 2007, we began managing the hotel operations at the Hard Rock. We will also manage the Mondrian South Beach once redevelopment is complete. As of March 31, 2007, we operated Joint Venture Hotels under management agreements which expire as follows:

•       Sanderson—April 2010 (with two ten year extensions at our option);

•       St Martins Lane—September 2009 (with two ten year extensions at our option);

•       Shore Club—July 2022; and

•       Hard Rock—February 2027 (with two ten year extensions).

These agreements are subject to early termination in specified circumstances.

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

•       Management fee—related parties revenue.   We earn fees under our management agreements that total 4.5% of defined revenues of Shore Club, 4% of the defined revenues for our two London hotels, and from February 2, 2007, 4% of defined non-gaming revenues, including casino rents and all other income, for Hard Rock. In addition, we are reimbursed for allocated chain services, which include certain overhead costs for the hotels that we manage and which are currently recovered at approximately 2.5% of defined revenues of the hotels we manage and 1.5% of defined revenues at Hard Rock.

Fluctuations in revenues, which tend to correlate with changes in gross domestic product, are driven largely by general economic and local market conditions but can also be impacted by major events, such as terrorist attacks or natural disasters, which in turn affect levels of business and leisure travel.

The seasonal nature of the hospitality business can also impact revenues. We experience some seasonality in our business; for example, our Miami hotels are generally strongest in the first quarter, whereas our New York hotels are generally strongest in the fourth quarter.

In addition to economic conditions, supply is another important factor that can affect revenues. Room rates and occupancy tend to fall when supply increases, unless the supply growth is offset by an equal or greater increase in demand. One reason why we focus on boutique hotels in key gateway cities  and select resort markets is because these markets generally have significant barriers to entry for new competitive supply, including scarcity of available land for new development and extensive regulatory requirements resulting in a longer development lead time and additional expense for new competitors.

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

•       Equity in (income) loss of unconsolidated joint ventures.   Equity in (income) loss of unconsolidated joint ventures constitutes our share of the net profits and losses of the joint venture that owns our London hotels, our joint venture that owns the restaurants at our London hotels (both of which are 50% owned by us), Shore Club (in which we had a 7% ownership interest at March 31, 2007), Mondrian South Beach (in which we had a 50% ownership interest at March 31, 2007), and the Hard Rock (in which we had a 33.3% ownership interest at March 31, 2007).

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

•       Income tax expense.   The United States entities included in our predecessor’s combined financial statements are either partnerships or limited liability companies, which are treated similarly to partnerships for tax reporting purposes. One of our foreign subsidiaries is subject to United Kingdom corporate income taxes. Income tax expense is reported at the applicable rate for the periods presented. Certain of our predecessor’s subsidiaries are subject to the New York City Unincorporated Business Tax (“UBT”). Income tax expense in our predecessor’s financial statements comprises the income taxes paid in the United Kingdom on the management fees earned by our wholly-owned United Kingdom subsidiary. Subsequent to the IPO, the Company is subject to Federal and state income taxes. Income taxes for the period from February 17, 2006 to

March 31, 2006 and for the three months ended March 31, 2007 were computed using the Company’s calculated effective tax rate. The Company also recorded net deferred taxes related to cumulative differences in the basis recorded for certain assets and liabilities in the amount of $10.2 million at the time of our conversion from a partnership to a C corporation.

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

Recent Trends and Events

Recent Trends.   Generally, lodging demand in the United States remained robust through 2006 and the first quarter of 2007 and we believe the outlook for the remainder of 2007 is similar. The strong demand is being driven by continued strength associated with business and leisure travelers, while lodging supply growth continued to remain low. The hospitality industry, particularly in the United States began to recover in the fourth quarter of 2003 from the severe downturn that started in early 2001, which was precipitated by the recession of the United States economy and was exacerbated by the dramatic decline in travel following the terrorist acts of September 11, 2001.

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

The London hospitality market experienced very strong growth during 2006 due to the strength of the United Kingdom economy, citywide events and the recovery from the terrorist attacks which occurred in the city in July 2005. This growth is expected to continue through 2007.

Recent Events.   In addition to the recent trends described above, we expect that the following events will cause our future results of operations to differ from our historical performance.

Purchase of Hard Rock Hotel & Casino.   On May 11, 2006, the Company and MHG HR Acquisition Corp. (“Acquisition Corp”), entered into an Agreement and Plan of Merger with Hard Rock Hotel, Inc. (“HRH”) pursuant to which Acquisition Corp agreed to acquire HRH in an all cash merger (the “Merger”). Additionally, an affiliate of the Company entered into several asset purchase agreements with HRH or affiliates of HRH to acquire a development land parcel adjacent to the Hard Rock and certain intellectual property rights related to the Hard Rock (such asset purchases, the “Transactions”). The aggregate consideration for the Transactions and the Merger was $770 million.

On November 7, 2006, the Company entered into a definitive agreement with an affiliate of DLJ Merchant Banking Partners (“DLJMB”) as amended in December 2006, under which DLJMB and the Company formed a joint venture with DLJMB in connection with the acquisition and development of the Hard Rock.

In December 2006, a subsidiary of the Company commenced a cash tender offer for any and all of the outstanding $140,000,000 aggregate principal amount of 8 7/8% Second Lien Notes due 2013 (the “2013 Notes”) of HRH. Concurrent with and as part of the closing of the Merger and the Transactions, the subsidiary became an entity of the joint venture and purchased approximately $139.0 million aggregate principal amount of the 2013 Notes. The 2013 Notes purchased were cancelled in connection with the acquisition.

The closing of the Transactions and completion of the Merger occurred on February 2, 2007. The Company funded one-third of the equity, or approximately $57.5 million, and DLJMB funded two-thirds of the equity, or approximately $115.2 million. The remainder of the $770 million purchase price was financed with mortgage financing under a credit agreement entered into by the joint venture. The credit agreement provides for a secured term loan facility, with a term of three years, with two one-year extensions subject to certain conditions, consisting of a $760 million loan for the acquisition including $35.0 million of renovation costs, $48.2 million of financing costs and $56.3 million of cash reserves and working capital, and a loan of up to $600 million for future expansion of the Hard Rock. Under the terms of the joint venture agreements, DLJMB agreed to fund 100% of the equity capital required to expand the Hard Rock property, up to a total of an additional $150 million. The Company will have the option to fund the expansion project proportionate to its equity interest in the joint venture. The Company will evaluate its investment decision at the time of the capital calls, which the Company anticipates will occur in 2007.

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

At the February 2, 2007 closing of the Merger and Transactions, the joint venture also entered into a definitive lease agreement with Golden Gaming Inc. (“Golden Gaming”) to operate all gaming and related activities of the property’s casino at the Hard Rock. Under the lease, the base rent is $20.7 million per year payable monthly, plus reimbursements for certain expenses. Golden Gaming is entitled to a management fee of $3.3 million, also payable monthly. The gaming assets were sold to Golden Gaming for a note with a principal amount equal to the net book value of the gaming assets. Casino EBITDA in excess of the rent and management fee amounts will be distributed 75% to Hard Rock for payment of principal and interest on the gaming asset note and any other loans to the lessee and 25% to Golden Gaming.

We plan to undertake a large-scale renovation and expansion project for the Hard Rock. The expansion project is expected to result in the addition of approximately 950 guest rooms, including an all-suite 15-story tower with upgraded amenities, approximately 35,000 square feet of casino space, and approximately 60,000 square feet of meeting and convention space. In addition, the project includes the expansion of the Hard Rock’s award-winning pool, several new food and beverage outlets, a new Joint live entertainment venue, approximately 30,000 square feet of new retail space, as well as a new spa and health club. The expansion is expected to add approximately 550 guest rooms in a new tower to be constructed on the existing property site, and to use eight acres of the acquired adjacent 23-acre land parcel to build a new suite tower with an additional 400 rooms. The project, which is scheduled to begin in 2007, is expected to be completed before the end of 2009.

We expect renovations to the existing property will take place during 2007, with upgrades to existing suites, restaurants and bars, retail shops, and common areas, and a new ultra lounge and poker room. As part of the renovation, the Hard Rock’s existing suites and common areas will be renovated. These renovations are scheduled to be completed by the first quarter of 2008, with certain elements to be completed earlier.

The Company and DLJMB are currently evaluating several options for the remainder of the 23-acre land parcel.

Morgans Hotel Group Europe Limited.   On February 16, 2007, Royalton Europe Holdings LLC, an indirect subsidiary of the Company, and Walton MG London Investors V, L.L.C. (“Walton”) an affiliate of Walton Street Capital, LLC a real estate investment company, entered into a joint venture agreement for the ownership and operation by Morgans Hotel Group Europe Limited (“Morgans Europe”). Morgans Europe owns, through a subsidiary company, the Sanderson and St. Martins Lane hotels in London, England. The Company manages both of these hotels under separate hotel management agreements.

The joint venture agreement was executed by the parties upon the sale by Burford Hotel Limited (“Burford”) of its equity interest in Morgans Europe to Walton, and the termination of the Restated Joint Venture Agreement, dated as of June 18, 1998, by and between Ian Schrager Hotels LLC (the predecessor company of Royalton Europe Holdings LLC) and Burford.

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

Operating Results

Comparison of Three Months Ended March 31, 2007 to March 31, 2006

The following table presents our operating results for the three months ended March 31, 2007 and the three months ended March 31, 2006, including the amount and percentage change in these results between the two periods. The operations presented for the period from January 1, 2006 through February 16, 2006 are those of our Predecessor. The Company completed its IPO on February 17, 2006, therefore the period from February 17, 2006 through March 31, 2006, represents the results of operations of the Company. The combined periods in 2006 are comparable to the Company’s March 31, 2007 results with the exception of the additions of Mondrian Scottsdale in May 2006, the apartment building in South Beach Miami in August 2006 and the Hard Rock in February 2007. The combined operating results are as follows:

	Three Months Ended
	March 31, 2007	March 31, 2006	Change ($)	Change (%)
	(in thousands)
Revenues
Rooms	$45,263	$36,816	$8,447	22.9%
Food and beverage	25,557	21,985	3,572	16.2%
Other hotel	3,646	3,937	(291)	(7.4)%
Total hotel revenues	74,466	62,738	11,728	18.7%
Management fee—related parties	3,956	2,207	1,749	79.2%
Total revenues	78,422	64,945	13,477	20.8%
Operating Costs and Expenses
Rooms	12,627	10,061	2,566	25.5%
Food and beverage	17,542	14,062	3,480	24.7%
Other departmental	2,027	2,020	7	(1)
Hotel selling, general and administrative	15,358	13,212	2,146	16.2%
Property taxes, insurance and other	5,697	3,677	2,020	54.9%
Total hotel operating expenses	53,251	43,032	10,219	23.7%
Corporate general and administrative
Stock based compensation	2,322	1,052	1,270	120.7%
Other	6,733	4,618	2,115	45.8%
Depreciation and amortization	4,807	5,325	(518)	(10.0)%
Total operating costs and expenses	67,113	53,171	13,942	26.2%
Operating income	11,309	10,918	391	3.6%
Interest expense, net	10,599	14,585	(3,986)	(27.3)%
Equity in loss of unconsolidated joint ventures	4,564	376	4,278	(1)
Minority interest in joint ventures	1,102	1,405	(303)	(21.6)%
Other non-operating (income) expenses	(5,723)	42	(5,765)	(1)
Income (loss) before income tax expense and minority interest	677	(5,490)	6,167	(112.3)%
Income tax expense	228	10,751	(10,343)	(1)
Income (loss) before minority interest	449	(16,241)	16,690	(102.8)%
Minority interest	13	(356)	378	(106.2)%
Net income (loss)	436	(15,885)	16,321	(102.7)%
Other comprehensive (loss) income:
Unrealized (loss) income on interest rate swap, net of tax	(1,218)	630	(1,848)	(1)
Foreign currency translation (loss) gain	(170)	19	(189)	(1)
Comprehensive loss	$(952)	$(15,236)	$14,284	(93.8)%

(1)          Not meaningful.

Total Hotel Revenues.   Total hotel revenues increased 18.7% to $74.5 million for the three months ended March 31, 2007 compared to $62.7 million for the three months ended March 31, 2006. RevPAR from our comparable Owned Hotels, which includes hotels that were operating during the three months ended March 31, 2006 and 2007, increased by 15.3% to $251 for the three months ended March 31, 2007 compared to $218 for the same period in 2006. The components of RevPAR from our comparable Owned Hotels for the three months ended March 31, 2007 and 2006 are summarized as follows:

	Three Months Ended
	March 31, 2007	March 31, 2006	Change ($)	Change (%)
Occupancy	81.8%	75.9%	—	7.8%
ADR	$307	$287	$20	7.1%
RevPAR	$251	$218	$33	15.3%

Rooms revenue increased 22.9% to $45.3 million for the three months ended March 31, 2007 compared to $36.8 million for the three months ended March 31, 2006, which is directly attributable to the increase in ADR and RevPAR shown above. The inclusion of Mondrian Scottsdale in the three months ended March 31, 2007 accounts for $2.8 million of the $8.4 million increase. The comparable hotel RevPAR increase of 15.3% was driven primarily by the strength of the market in New York, particularly at Hudson which experienced RevPAR growth of 20.9% for the three month period ending March 31, 2007 as compared to the three month period ending March 31, 2006. Furthermore, Delano Miami experienced a 23.8% RevPAR increase from the three months ended March 31, 2007 to the three months ended March 31, 2006 due to the impact of the recent renovations and citywide events.

Food and beverage revenue increased 16.2% to $25.6 million for the three months ended March 31, 2007 compared to $22.0 million for the three months ended March 31, 2006. The inclusion of Mondrian Scottsdale in the three months ended March 31, 2007 accounts for $1.7 million of the $3.6 million increase. The remaining increase in food and beverage revenues was primarily due to an increase in food and beverage revenues at Clift of 23.6% over the same three month period in 2006. Clift has experienced an increase in sales in Asia de Cuba and in catering events, for both social functions and as a result of the numerous conventions that have returned to the San Francisco market, in addition to some menu changes that have had a positive result on average checks. Our restaurants and bars are destinations in their own right, with a local customer base in addition to hotel guests; their revenue performance is driven by local market factors in the restaurant and bar business.

Other hotel revenue decreased by 7.4% to $3.6 million for the three months ended March 31, 2007 as compared to $3.9 million for the three months ended March 31, 2006. The inclusion of Mondrian Scottsdale in the three months ended March 31, 2007 accounts for a $0.2 million increase. Offsetting this increase, our owned hotels experienced a 7.5% decline in telephone revenues for the three months ended March 31, 2007 which is consistent across the industry due to increased cell phone usage.

Management Fee—Related Parties.   During the first three months of 2007 and 2006, management fee—related parties was comprised of fee income from our contracts to manage our Joint Venture Hotels. The increase in management fees during the three months ended March 31, 2007 as compared to the same period in 2006 relates to the inclusion of management fees earned in managing the Hard Rock from February 2, 2007 through March 31, 2007 of $1.3 million and increased management fees earned on the hotels the Company manages in London and Miami Beach, discussed further below.

Operating Costs and Expenses

Rooms expense increased 25.5% to $12.6 million for the three months ended March 31, 2007 as compared to $10.1 million for the three months ended March 31, 2006. The inclusion of Mondrian Scottsdale in the three months ended March 31, 2007 accounts for $0.9 million of the $2.6 million increase.

The remaining increase was driven primarily by additions of guest relations employees as part of the Company’s continued emphasis on its customer relationship management initiatives and travel agent commissions due to higher revenues.

Food and beverage expense increased 24.7% to $17.5 million for the three months ended March 31, 2007 compared to $14.1 million for the three months ended March 31, 2006. The inclusion of Mondrian Scottsdale in the three months ended March 31, 2007 accounts for $1.5 million of the $3.5 million increase. The food and beverage expense increase was primarily in line with increases in food and beverage revenue, with the exception of Royalton which experienced an increase of 36.6% in food and beverage expense as compared to a 7.5% increase in food and beverage revenues for the three months ended March 31, 2007, as compared to the same period in 2006, due to higher payroll and benefits costs in the restaurant and bars.

Hotel selling, general and administrative expense increased 16.2% to $15.4 million for the three months ended March 31, 2007 compared to $13.2 million for the three months ended March 31, 2006. The inclusion of Mondrian Scottsdale accounts for $1.7 million of this $2.1 million increase. The remaining increase is primarily attributed to increased advertising and promotion expenses incurred at Delano Miami as the hotel was “re-launched” after its renovation.

Property taxes, insurance and other expense increased 54.9% to $5.7 million for the three months ended March 31, 2007 compared to $3.7 million for the three months ended March 31, 2006. The inclusion of Mondrian Scottsdale accounts for $1.3 million of this $2.2 million increase, which includes approximately $1.0 million of pre-opening costs. The remaining increase is primarily due to higher property insurance premiums as a result of the hurricanes throughout the United States during 2005. Furthermore, there were increases in real estate taxes for Hudson, Clift and Delano Miami, which were the result of valuation reassessments in 2006 on all properties.

Stock-based compensation of $2.3 million was recognized for the three months ended March 31, 2007 compared to $1.1 million for the three months ended March 31, 2006. In connection with the completion of our IPO in February 2006, the board of directors of the Company issued incentive stock options, restricted stock, and membership units which are structured as profits interests (“LTIP Units”). The Company has expensed granted stock-based compensation ratably over the vesting period in accordance with SFAS No. 123R.

Other corporate expenses increased 45.8% to $6.7 million for the three months ended March 31, 2007 compared to $4.6 million for the three months ended March 31, 2006. This increase is primarily due to costs of being a public company such as directors’ and officers’ insurance and board of directors fees as well as additional payroll and payroll related costs incurred due to the hiring of additional employees, due to expansion.

Depreciation and amortization decreased 10.0% to $4.8 million for the three months ended March 31, 2007 compared to $5.3 million for the three months ended March 31, 2006. Many of our assets, including furniture, fixtures and equipment, are depreciated over five years, and a portion of these assets became fully depreciated during 2006.

Interest Expense, net.   Interest expense, net decreased 27.3% to $10.6 million for the three months ended March 31, 2007 compared to $14.6 million for the three months ended March 31, 2006. The $4.0 million decrease was due to:

•       decreased interest expense of $3.6 million resulting from the February 2006 payoff and October 2006 refinancing of mortgage and mezzanine debt, including prepayment fees, secured by some of our wholly-owned hotels;

•       decreased amortization of deferred financing costs, including the write off of costs associated with the above mentioned repaid loans, of $5.0 million in 2006; offset by

•       an increase in interest expense of $4.0 million due to a decrease in the value of the interest rate cap, which does not qualify for hedge accounting under SFAS No. 133, (this interest rate cap agreement commenced in June 2005); and

•       an increase in interest expense of $1.2 million related to the issuance of junior subordinated notes.

Equity in loss of unconsolidated joint ventures was $4.6 million for the three months ended March 31, 2007 compared to $0.4 million for the three months ended March 31, 2006. Income of $0.8 million recorded in the three months ended March 31, 2007 related to our joint venture which owns the two hotels in London compared to a loss of $0.3 million recorded for the same period in 2006. RevPAR at our London hotels rose by 23.2% in U.S. dollars and 10.4% in local currency. Also, in February 2007, the Company purchased 33.3% of the Hard Rock and recorded a loss of $3.8 million related to this investment primarily due to interest expense. Lastly, we recorded a loss of $1.4 million during the three months ended March 31, 2007 related to our 50% investment in Mondrian South Beach. The Company invested in Mondrian South Beach in August 2006.

The components of RevPAR from the comparable Joint Venture Hotels for the three months ended March 31, 2007 and 2006 are summarized as follows:

	Three Months Ended
	March 31, 2007	March 31, 2006	Change ($)	Change (%)
Occupancy	74.4%	74.3%	—	0.1%
ADR	$497	$403	$94	23.4%
RevPAR	$370	$299	$71	23.6%

The components of RevPAR from the Hard Rock for the period from February 2, 2007—March 31, 2007 is summarized as follows:

Occupancy	96.0%
ADR	$195
RevPAR	$188

Other non-operating (income) expense was income of $5.7 million for the three months ended March 31, 2007 compared to expense of $0.1 million for the three months ended March 31, 2006. For the three months ended March 31, 2007, the other non-operating income relates to consideration of $6.1 million in cash received from the transfer of our joint venture partners’ 50% share of the London hotels to an unrelated third party. The expense recognized in the three months ended March 31, 2006 related to legal expenses incurred related to the Shore Club litigation.

Income tax expense decreased $10.3 million from the three month period ended March 31, 2007 to the same period in 2006. In February 2006, the Company became subject to corporate Federal and state income taxes. The Company recorded net deferred taxes related to cumulative differences in the basis recorded for certain assets and liabilities in the amount of $10.6 million at the time of our conversion from a partnership to a C corporation.

Liquidity and Capital Resources

The Company believes its cash flow and existing cash and cash reserves will be sufficient to fund its working capital needs and renovation plans. The Company intends to generally finance future acquisitions with equity partners and non-recourse mortgage debt. Furthermore, the Company plans to fund its equity component in new acquisitions with cash flow from operations and borrowings under its revolving credit line. Consistent with the Company’s capital investment strategy, the Company may consider accessing the equity in its existing hotels to finance further growth.

We believe that these sources of capital will be available to us in the future to fund our long-term liquidity requirements. However, there are certain factors that may have a material adverse effect on our access to these capital sources. Our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by existing lenders. See “Capital Expenditures and Reserve Funds.”

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

Our long-term liquidity requirements consist primarily of funds necessary to pay for scheduled debt maturities, renovations, expansions and other non-recurring capital expenditures that need to be made periodically to our properties, and the costs associated with acquisitions of properties under contract and new acquisitions that we may pursue. Our long-term liquidity requirements are also affected by a potential liability to a designer for which we have accrued $11.9 million.

We plan to renovate several of our existing properties in 2007 at an estimated cost of approximately $40.0 million. We anticipate spending a significant portion of this amount on Mondrian Los Angeles, Royalton and Delano Miami. The majority of our capital expenditures are expected to be funded from cash flow, our restricted cash and reserve accounts.

In January 2006, the Company entered into a limited liability company agreement with Echelon Resorts Corporation (“Echelon”), a subsidiary of Boyd Gaming Corporation (“Boyd”), through which we will develop, as 50/50 owners, Delano Las Vegas and Mondrian Las Vegas, both of which are expected to open in 2010. After certain milestones in the joint venture development process have been met, the Company is expected to complete its contribution of approximately $97.5 million in cash and Echelon will contribute approximately 6.5 acres of land to the joint venture. It is expected that these contributions will be completed by June 30, 2008, as part of pre-development. As of March 31, 2007, we had made approximately $34.7 million in capital contributions, which includes a $30.0 million contribution made upon consummation of the Hard Rock transaction in February 2007. We anticipate contributing another $20.0 million in 2007 for pre-development work, which amounts will be applied toward our capital contributions.

In February 2007, a joint venture, consisting of an affiliate of DLJMB and the Company, acquired the Hard Rock and certain other assets for aggregate consideration of $770.0 million. The Company funded one third of the equity capital, or $57.5 million, from the deposits of $62.5 million it funded in 2006 with the remaining funds returned to the Company. DLJMB funded the remaining two thirds of the equity capital of approximately $115.0 million. The remainder of the $770.0 million purchase price was financed with mortgage financing under a credit agreement entered into by the joint venture. The credit agreement provides for a secured term loan facility, with a term of three years, with two one-year extensions subject to certain conditions, consisting of a $760.0 million loan for the acquisition including $35.0 million of renovation costs, $48.2 million of financing costs and $56.3 million of cash reserves and working capital, and a loan of up to $600.0 million for future expansion of the property. Under the terms of the joint venture agreements, DLJMB agreed to fund 100% of the equity capital required to expand the property, up to a total of an additional $150.0 million. The Company will have the option, but is not required, to fund the expansion project proportionate to its equity interest in the joint venture. The Company will evaluate its investment decision at the time of the capital calls, which the Company anticipates will occur in 2007.

Operating Activities.   Net cash provided by operating activities was $6.6 million for the three months ended March 31, 2007 compared to net cash used in operations of $4.6 million for the three months ended March 31, 2006. The increase is primarily due to lower interest costs.

Investing Activities.   Net cash used in investing activities amounted to $31.8 million for the three months ended March 31, 2007 compared to $7.0 million for the three months ended March 31, 2006. The increase in cash used in investing activities primarily relates to the capital contribution on the Echelon project with Boyd of $30.0 million that the Company made in February 2007.

Financing Activities.   Net cash provided by financing activities amounted to $7.3 million for the three months ended March 31, 2007 compared to $40.8 million for the three months ended March 31, 2006. The cash provided by financing was greater in the three months ended March 31, 2006 due to the IPO related transactions discussed above in Note 1 to the consolidated/combined financial statements. During the three months ended March 31, 2007, the Company repurchased 1.2 million shares of its common stock for $20.6 million and received funds from its draw on the credit facility, which it used to fund the additional investment in the Echelon project discussed above.

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

The amount available from time to time under the New Revolving Credit Agreement is also conditioned upon the amount of an available borrowing base calculated by reference to collateral described below. Initially, the available borrowing base is capped at approximately $64.0 million, but that amount may be increased up to $225.0 million at the Borrower’s option (defined below) by increasing the amount of the mortgage on Delano Miami granted by the Delano Miami mortgaged lender (discussed below) and upon payment of the related additional recording tax. The available borrowing base as of March 31, 2007 (assuming an increase in the Delano Miami mortgage and payment of the related additional recording tax) is approximately $204.8 million. That availability may also be increased through procedures specified in the New Revolving Credit Agreement for adding property to the borrowing base and for revaluation of the property that constitutes the borrowing base.

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

As of March 31, 2007, the Company was in compliance with the covenants of the New Revolving Credit Agreement.

The Company borrowed $30.0 million on the line of credit in February 2007 to make a required deposit as part of our involvement in the Echelon project in Las Vegas. The balance outstanding on the New Revolving Credit agreement at March 31, 2007 was $25.0 million.

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

Also on October 6, 2006, the Company terminated its then-existing three-year revolving credit facility of $125.0 million which was entered into concurrently with the Company’s IPO in February 2006, which did not have any amounts outstanding at the time of its termination.

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

As of March 31, 2007, the Company was in compliance with the covenants of the New Mortgage Agreement.

Notes to a Subsidiary Trust Issuing Preferred Securities.   In August 2006, the Trust issued in a private placement, $50.0 million of trust preferred securities. The sole assets of the Trust consist of the Notes due October 30, 2036 issued by our operating partnership and guaranteed by us. The proceeds of the issuance of the Notes was used to repay the Company’s then-existing credit agreement and to fund the equity contribution on Mondrian South Beach with the remainder available for general corporate purposes. These trust preferred securities and the Notes both have a 30-year term, ending October 30, 2036, and bear interest at a fixed rate of 8.68% for the first ten years, ending October 2016, and thereafter will bear interest at a floating rate based on the three-month LIBOR plus 3.25%. These securities are redeemable by the Trust at par beginning on October 30, 2011.

The Note agreement requires that the Company maintain a fixed charge coverage ratio, as defined, of 1.4 to 1.0 and prohibits the Company from issuing subordinate debt through February 4, 2007. As of March 31, 2007, the Company was in compliance with the covenants of the Note agreement.

Clift.   We lease Clift under a 99-year non-recourse lease agreement expiring in 2103. The lease is accounted for as a financing with a balance of $79.0 million at March 31, 2007. The lease payments were $2.8 million per year through October 2006 and $6.0 million per year through October 2014 with inflationary increases at five-year intervals thereafter beginning in October 2014.

Hudson.   We lease two condominium units at Hudson which are reflected as capital leases with balances of $6.1 million at March 31, 2007. Currently annual lease payments total approximately $800,000 and are subject to increases in line with inflation. The leases expire in 2096 and 2098.

Promissory Note.   The purchase of the building adjacent to Delano Miami was partially financed with the issuance of a $10.0 million three-year interest only promissory note by the Company to the seller, which matures on January 24, 2009. The note currently bears interest at 8.5% through February 24, 2008 and 10% thereafter.

Mondrian Scottsdale Debt.   In May 2006, the Company obtained mortgage financing on Mondrian Scottsdale. The $40.0 million loan, which accrues interest at LIBOR plus 2.30%, matures in May 2008 and has three one-year extensions. The Company has purchased an interest rate cap which limits the interest rate exposure to 6.0% and expires on June 1, 2008.

Seasonality

The hospitality business is seasonal in nature and we experience some seasonality in our business. For example, our New York hotels are generally strongest in the fourth quarter while our Miami hotels are generally strongest in the first quarter. Quarterly revenues also may be adversely affected by events beyond our control, such as extreme weather conditions, terrorist attacks or alerts, natural disasters, airline strikes, economic factors and other considerations affecting travel.

To the extent that cash flows from operations are insufficient during any quarter, due to temporary or seasonal fluctuations in revenues, we may have to enter into additional short-term borrowings to meet cash requirements.

Capital Expenditures and Reserve Funds

We are obligated to maintain reserve funds for capital expenditures at our hotels as determined pursuant to our debt and lease agreements. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. Our debt and lease agreements require us to reserve funds at amounts equal to 4% of the hotel’s revenues and require the funds to be set aside in restricted cash. In addition, the restaurant joint ventures require the ventures to set aside restricted cash of between 2% to 4% of gross revenues of the restaurant. As of March 31, 2007, $5.1 million was available in restricted cash reserves for future capital expenditures. In addition, as of March 31, 2007, we have a reserve for major capital improvements of $5.0 million under the New Mortgage Debt.

The lenders under the New Revolving Credit Agreement and New Mortgages require the Company’s subsidiary borrowers to fund reserve accounts to cover monthly debt service payments. Those subsidiary borrowers are also required to fund reserves for property, sales and occupancy taxes, insurance premiums, capital expenditures and the operation and maintenance of those hotels. Reserves are deposited into restricted cash accounts and are released as certain conditions are met. The Company’s subsidiary borrowers are not permitted to have any liabilities other than certain ordinary trade payables, purchase money indebtedness and capital lease obligations.

We plan to renovate several of our existing properties in 2007 at an estimated cost of approximately $40.0 million. We anticipate spending a significant portions of these funds to renovate Mondrian Los Angeles, Royalton and Delano Miami. The majority of our capital expenditures at our existing hotels are expected to be funded from cash flow, our restricted cash and reserve accounts. Our capital expenditures could increase if we decide to acquire, renovate or develop hotels or additional space at existing hotels.

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

On June 29, 2005, we entered into an interest rate cap agreement with a notional amount of $580.0 million, the then full amount of debt secured by five hotels (Hudson, Mondrian Los Angles, Delano Miami, Morgans and Royalton), with a LIBOR cap of 4.25%. We recognize the change in the fair value of this agreement in interest expense.

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

Off-Balance Sheet Arrangements

We own interests in two hotels through a 50/50 joint venture known as Morgans Europe. Morgans Europe owns two hotels located in London, England, St Martins Lane, a 204-room hotel, and Sanderson, a 150-room hotel. Net income or loss and cash distributions or contributions are allocated to the partners in accordance with ownership interests. At March 31, 2007, our book investment in Morgans Europe was $12.4 million. We account for this investment under the equity method of accounting. Our equity in income of the joint venture amounted to $0.8 million for the three months ended March 31, 2007 and an equity in loss of $0.3 million for the three months ended March 31, 2006.

The Company owns interest in an apartment building on Biscayne Bay in South Beach Miami through a joint venture (the “South Beach Venture”) with an affiliate of Hudson Capital. The South Beach Venture is in the process of renovating and converting the apartment building into a condo and hotel to be operated under the Company’s Mondrian brand. The Company will operate Mondrian South Beach under a long-term incentive management contract.

The South Beach Venture has acquired the existing building and land for a gross purchase price of $110.0 million. The South Beach Venture expects to spend approximately $60.0 million on renovations. An initial equity investment of $15.0 million from each of the Company and Hudson Capital was funded at closing. We account for this investment under the equity method of accounting. At March 31, 2007, our book investment in the South Beach Venture was $10.5 million. Our equity in loss of the South Beach Venture amounted to $1.4 million for the three months ended March 31, 2007.

On February 2, 2007, we completed the purchase of the Hard Rock. The Company funded one-third of the equity, or approximately $57.5 million, and DLJMB funded two-thirds of the equity, or approximately $115 million. The remainder of the $770 million purchase price was financed with mortgage financing under a credit agreement entered into by the joint venture. At March 31, 2007, our book investment in the Hard Rock venture was $52.0 million. Our equity in loss of this venture for the three months ended March 31, 2007 was $3.8 million.

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

We evaluate our estimates on an ongoing basis. We base our estimates on historical experience, information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the most significant judgments and estimates used in the preparation of our consolidated/combined financial statements.

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

•       Derivative instruments and hedging activities.   Derivative instruments and hedging activities require us to make judgments on the nature of our derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported as a component of interest expense in the consolidated/combined statements of operations or as a component of equity on the consolidated/combined balance sheets. While we believe our judgments are reasonable, a change in a derivative’s fair value or effectiveness as a hedge could affect expenses, net income and equity.

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

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Some of our outstanding debt has a variable interest rate. As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Derivative Financial Instruments” above, we use some derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of March 31, 2007, our total outstanding debt, including capitalized lease obligations, was approximately $581.0 million, of which approximately $435.0 million, or 74.9%, was variable rate debt. Our agreement caps LIBOR at 4.25% and expires in July 2007. At March 31, 2007, the LIBOR rate was 5.3%, thereby making our cap in the money. An increase in market rates of interest will not impact our interest expense. If market rates of interest increase by 1.0%, or approximately 100 basis points, the fair value of our fixed rate debt would decrease by approximately $9.5 million. If market rates of interest decrease by 1.0%, or approximately 100 basis points, the fair value of our fixed rate debt would increase by $12.7 million.

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

Currency Exchange Risk

As we have international operations with our two London hotels, currency exchange risk between the U.S. dollar and the British pound arises as a normal part of our business. We reduce this risk by transacting this business in British pounds. We have not repatriated earnings from our London hotels because of our historical net losses in our United Kingdom operations and our joint venture agreement. As a result, any funds repatriated from the United Kingdom are considered a return of capital and require court approval. We may consider repatriating certain funds in 2007. A change in prevailing rates would have, however, an impact on the value of our equity in Morgans Europe. The U.S. dollar/British pound currency exchange is currently the only currency exchange rate to which we are directly exposed. Generally, we do not enter into forward or option contracts to manage our exposure applicable to net operating cash flows. We do not foresee any significant changes in either our exposure to fluctuations in foreign exchange rates or how such exposure is managed in the future.

Item 4.                        Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on management’s evaluation, including the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective as of March 31, 2007. There has been no change to our internal control over financial reporting during the quarter ended March 31, 2007 identified in connection with the evaluation described above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 1, 2006, the judge granted defendants’ motion to dismiss Philips South Beach LLC’s causes of action for breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, breach of good faith and fair dealing, and unjust enrichment. The judge also struck all claims for punitive damages. Philips South Beach LLC filed a notice of appeal, and we filed a notice of cross-appeal, though neither was perfected. Philips South Beach LLC has filed an amended complaint adding a punitive damages demand. Our motion to dismiss that demand was denied, and we have filed a notice of appeal. We have answered the amended complaint, denying all substantive allegations and asserting various affirmative defenses. Discovery is pending.

The Company intends to continue to pursue this litigation vigorously. Although we cannot predict the outcome of this litigation, on the basis of current information, we do not expect that the outcome of this litigation will have a material adverse effect on our financial condition, results of operations or liquidity.

Shore Club Litigation—Florida State Action

On April 17, 2006, MHG Management Company and a related subsidiary of the Company filed a lawsuit in Florida state court against Philip Pilevsky and individuals and entities associated with Mr. Pilevsky, charging them with tortious interference with the 20-year exclusive management agreement that MHG Management Company holds for Shore Club, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and tortious interference with actual and prospective business and economic relations, in part as an attempt to break or renegotiate the terms of the management agreement.

On July 13, 2006, the judge issued an order denying defendants’ motion to stay and for a protective order based on the pendency of the Shore Club litigation in New York. An appeal of that order has been fully briefed and argued, and until it is decided, discovery is stayed. Defendants have moved to dismiss on substantive grounds and for certain of them on jurisdictional grounds as well.

Century Operating Associates Litigation

On March 23, 2006, Century Operating Associates filed a lawsuit in New York state court naming several defendants, including the Company, Morgans Hotel Group LLC, and Messrs. Scheetz, Schrager and Hamamoto. The lawsuit alleges breach of contract, breach of fiduciary duty and a fraudulent conveyance in connection with the structuring transactions that were part of the Company’s IPO, and the offering itself. In particular, the lawsuit alleges that the transactions constituted a fraudulent conveyance of the assets of Morgans Hotel Group LLC, in which Century Operating Associates allegedly has a non-voting membership interest, to the Company. The plaintiff claims that the defendants knowingly and intentionally structured and participated in the transactions in a manner designed to leave Morgans Hotel Group LLC without any ability to satisfy its obligations to Century Operating Associates.

The remedies sought by Century Operating Associates include (a) Century Operating Associates’ distributive share of the IPO proceeds, (b) at least $3.5 million in compensatory damages, (c) at least $17.5 million in punitive damages, and (d) attorneys’ fees and expenses.

On July 6, 2006, the judge granted the Company’s motion to dismiss it from the case. Century Operating Associates has filed an amended complaint, re-asserting claims against the Company, including a new claim for aiding and abetting breach of fiduciary duty, and adding claims against a new defendant, Morgans Group LLC. In April 2007, the judge granted our motion to dismiss all claims against the Company and Morgans Group LLC, and certain claims against certain other defendants. In May 2007, Century Operating Associates amended its compliant again re-asserting the same claims against the Company and Morgans Group LLC.

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

Item 1A.                Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

First Quarter 2007 Purchases of Equity Securities

The following table provides information about the Company’s purchases of its common stock during the quarter ended March 31, 2007:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1-31, 2007	604,400	$17.18	604,400	$33,940
February 1-28, 2007	344,493	$18.02	344,493	$27,731
March 1-31, 2007	222,575	$17.64	222,575	$23,805
Total	1,171,486	$17.52	1,171,486	$23,805

Item 3.                        Defaults Upon Senior Securities.

None.

Item 4.                        Submission of Matters to a Vote of Security Holders.

None.

Item 5.                        Other Information.

On February 8, 2007, the Company filed a Form 8-K in connection with the acquisition of the Hard Rock (the “Hard Rock 8-K”). In the Hard Rock 8-K, the Company disclosed the execution of several loan agreement guarantees. Included among these guarantees was the Construction Guaranty of Completion, which had not been executed at the time of the Company’s filing of the Hard Rock 8-K and will not be executed by the parties thereto until the initial advance of construction loan proceeds for the hotel expansion project pursuant to Section 3.2(f)(iv) of the Loan Agreement, dated as of February 2, 2007, by and among Column Financial, Inc., HRHH Hotel/Casino, LLC, HRHH Cafe, LLC, HRHH Development, LLC, HRHH IP, LLC, and HRHH Gaming, LLC, which loan agreement is attached as Exhibit 10.2 to this report (the “Hard Rock Loan Agreement”). A form of the Construction Guaranty of Completion is included as Exhibit D to the Hard Rock Loan Agreement.

Item 6.                        Exhibits.

Exhibit No.	Description of Exhibit
2.1

First Amendment to Agreement and Plan of Merger, dated as of January 31, 2007, by and between Morgans Hotel Group Co., MHG HR Acquisition Corp., Hard Rock Hotel, Inc., (solely with respect to Section 1.6 and Section 1.8 thereof), 510 Development Corporation and (solely with respect to Section 1.7 thereof) Peter A. Morton (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 6, 2007)

10.1

Joint Venture Agreement, dated as of February 16, 2007, by and between Royalton Europe Holdings LLC and Walton MG London Investors V, L.L.C. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 23, 2007)

10.2	Loan Agreement, dated as of February 2, 2007, by and among Column Financial, Inc., HRHH Hotel/Casino, LLC, HRHH Cafe, LLC, HRHH Development, LLC, HRHH IP, LLC, and HRHH Gaming, LLC*
10.3	Guaranty Agreement, dated as of February 2, 2007, by Morgans Group LLC and DLJ MB IV HRH, LLC, jointly and severally, for the benefit of Column Financial, Inc.*
10.4	Closing Guaranty of Completion, dated as of February 2, 2007, by Morgans Group LLC and DLJ MB IV HRH, LLC, jointly and severally, for the benefit of Column Financial, Inc.*
10.5	Guaranty Agreement (Non-Qualified Mandatory Prepayment), dated as of February 2, 2007, by Morgans Group LLC and DLJ MB IV HRH, LLC, jointly and severally, for the benefit of Column Financial, Inc.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.*

*                    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MORGANS HOTEL GROUP CO.
May 11, 2007	/s/ W. EDWARD SCHEETZ
W. Edward Scheetz
President and Chief Executive Officer
May 11, 2007	/s/ RICHARD SZYMANSKI
Richard Szymanski
Chief Financial Officer and Secretary