Form 10-Q
period 2007-06-30
Morgans Hotel Group Co.
filed 2007-08-10
CIK 1342126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of August 9, 2007 was 34,729,221.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for “forward-looking statements” made by or on behalf of a company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our stockholders. These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Important risks and factors that could cause our actual results to differ materially from any forward-looking statements include, but are not limited to, the risks discussed in the Company’s Annual Report on Form 10-K under the section titled “Risk Factors” and in this Quarterly Report on Form 10-Q under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; downturns in economic and market conditions, particularly levels of spending in the business, travel and leisure industries; hostilities, including future terrorist attacks, or fear of hostilities that affect travel; risks related to natural disasters, such as earthquakes and hurricanes; risks related to the integration of the Hard Rock Hotel & Casino in Las Vegas and other acquired properties with our existing business; risks related to the development of new properties; the seasonal nature of the hospitality business; changes in the tastes of our customers; increases in real property tax rates; increases in interest rates and operating costs; the impact of any material litigation; general volatility of the capital markets and our ability to access the capital markets; and changes in the competitive environment in our industry and the markets where we invest.

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

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements

Morgans Hotel Group Co.
Consolidated Balance Sheets
(in thousands)
(unaudited)

	June 30,	December 31,
	2007	2006
Assets
Property and equipment, net	$503,746	$494,537
Goodwill	73,698	73,698
Investments in and advances to unconsolidated joint ventures	116,552	30,400
Cash and cash equivalents	12,526	27,549
Restricted cash	28,709	24,368
Accounts receivable, net	8,862	9,413
Related party receivables	4,309	2,840
Prepaid expenses and other assets	10,393	8,175
Escrows and deferred fees—Hard Rock investment	—	62,550
Other, net	24,808	24,476
Total assets	$783,603	$758,006
Liabilities and Stockholders’ Equity
Long term debt and capital lease obligations	$591,183	$553,197
Accounts payable and accrued liabilities	36,437	35,039
Deferred income taxes	7,171	10,166
Other liabilities	16,750	16,841
Total liabilities	651,541	615,243
Minority interest	20,077	20,317
Commitments and contingencies
Common stock, $.01 par value; 200,000,000 shares authorized and 33,500,000 shares issued at June 30, 2007 and December 31, 2006, respectively	335	335
Treasury stock, at cost, 1,496,879 and 336,026 shares of common stock at June 30, 2007 and December 31, 2006, respectively	(26,074)	(5,683)
Additional paid-in capital	143,941	138,840
Comprehensive income	2,447	(1,103)
Accumulated deficit	(8,664)	(9,943)
Stockholders’ equity	111,985	122,446
Total liabilities and stockholders’ equity	$783,603	$758,006

Morgans Hotel Group Co. and Predecessor

Consolidated/Combined Statements of Operations and

Comprehensive Loss

(in thousands, except per share data)
(unaudited)

	Morgans Hotel Group Co. Three Months Ended June 30, 2007	Morgans Hotel Group Co. Three Months Ended June 30, 2006	Morgans Hotel Group Co. Six Months Ended June 30, 2007	Morgans Hotel Group Co. Period from February 17, 2006 to June 30, 2006	The Predecessor Period from January 1, 2006 to February 16, 2006
Revenues
Rooms	$47,266	$43,054	$92,528	$62,128	$17,742
Food and beverage	26,793	22,849	52,350	33,699	11,135
Other hotel	3,597	3,956	7,243	6,249	1,645
Total hotel revenues	77,656	69,859	152,121	102,076	30,522
Management fee-related parties	5,014	2,164	8,971	3,349	1,022
Total revenues	82,670	72,023	161,092	105,425	31,544
Operating Costs and Expenses
Rooms	12,355	10,574	24,983	15,537	5,098
Food and beverage	17,250	14,132	34,792	20,700	7,494
Other departmental	1,943	1,806	3,970	3,208	619
Hotel selling, general and administrative	14,746	13,541	30,103	19,913	6,841
Property taxes, insurance and other	4,259	4,170	9,956	5,824	2,024
Total hotel operating expenses	50,553	44,223	103,804	65,182	22,076
Corporate general and administrative
Stock based compensation	3,079	2,108	5,401	3,160	—
Other	6,480	4,731	13,213	6,740	2,611
Depreciation and amortization	4,877	5,434	9,684	7,730	3,030
Total operating costs and expenses	64,989	56,496	132,102	82,812	27,717
Operating income	17,681	15,527	28,990	22,613	3,827
Interest expense, net	11,215	8,368	21,814	16,416	6,537
Equity in loss (income) of unconsolidated joint ventures	2,282	(248)	6,936	(486)	614
Minority interest in joint ventures	1,020	1,179	2,122	2,017	568
Other non-operating expenses (income)	1,607	312	(4,117)	353	—
Income (loss) before income tax expense and minority interest	1,557	5,916	2,235	4,313	(3,892)
Income tax expense	689	2,072	917	12,734	90
Income (loss) before minority interest	868	3,844	1,318	(8,421)	(3,982)
Minority interest	27	112	40	(244)	—
Net income (loss)	$841	$3,732	$1,278	$(8,177)	$(3,982)
Other comprehensive income (loss)
Unrealized gain on interest rate swap, net of tax	$4,703	$1,122	$3,484	$1,769	—
Foreign currency translation gain (loss)	236	(31)	66	(31)	—
Comprehensive income (loss)	$5,780	$4,823	$4,828	$(6,439)	$(3,982)
Income (loss) per share:
Basic and diluted	$0.03	$0.11	$0.04	$(0.24)
Weighted average number of common shares outstanding:
Basic	32,361	33,500	32,628	33,500
Diluted	32,689	33,500	32,956	33,500

Morgans Hotel Group Co. and Predecessor
Consolidated/Combined Statements of Cash Flows
(in thousands)
(unaudited)

	Morgans Hotel Group Co. Period from January 1, 2007 to June 30, 2007	Morgans Hotel Group Co. Period from February 17, 2006 to June 30, 2006	The Predecessor Period from January 1, 2006 to February 16, 2006
Cash flows from operating activities
Net income (loss)	$1,278	$(8,177)	$(3,982)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	9,343	7,503	2,911
Amortization of other costs	341	227	119
Amortization of deferred financing costs	954	5,623	1,214
Stock based compensation	5,329	3,160	—
Equity in losses (income) from unconsolidated joint ventures	6,936	(486)	614
Loss on disposal of property and equipment	623	—	—
Deferred income taxes	—	9,866	—
Change in value of interest rate caps and swaps, net	2,880	(6,330)	(1,655)
Minority interest	(240)	(136)	(733)
Changes in assets and liabilities:
Accounts receivable, net	551	(50)	(168)
Related party receivables	(1,469)	482	(108)
Restricted cash	(3,796)	1,081	(2,080)
Prepaid expenses and other assets	(2,218)	(2,174)	1,127
Accounts payable and accrued liabilities	1,398	6,354	(2,082)
Deferred income taxes	(2,995)	—	—
Other liabilities	(802)	1,900	408
Net cash provided by (used in) operating activities	18,113	18,843	(4,415)
Cash flows from investing activities
Additions to property and equipment	(19,175)	(50,029)	(5,091)
Deposit on Hard Rock purchase	—	(50,000)	—
Deposits into capital improvement escrows, net	(545)	(293)	(45)
Distributions and reimbursements from unconsolidated joint ventures	12,015	33	—
Investment in unconsolidated joint ventures	(42,643)	(1,235)	(2)
Net cash used in investing activities	(50,348)	(101,524)	(5,138)
Cash flows from financing activities
Proceeds from long term debt	43,248	170,000	—
Payments on long term debt and capital lease obligations	(5,263)	(325,689)	(214)
Repayments of Clift Preferred Equity	—	(11,393)	—
Contributions	—	—	3,738
Distributions	—	(9,500)	(968)
Proceeds from issuance of common stock, net of costs	—	273,109	—
Deposit on financing of Hard Rock investment	—	(11,500)	—
Repurchase of Company’s stock	(20,556)	—	—
Financing and deferred costs	(217)	(2,991)	—
Net cash provided by financing activities	17,212	82,036	2,556
Net decrease in cash and cash equivalents	(15,023)	(645)	(6,997)
Cash and cash equivalents, beginning of period	27,549	14,838	21,835
Cash and cash equivalents, end of period	$12,526	$14,193	$14,838
Supplemental disclosure of cash flow information
Cash paid for interest	$18,281	$20,052	$6,521
Cash paid for taxes	$1,257	$148	$213

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

The Morgans Hotel Group Co. predecessor (the “Predecessor”) comprised the subsidiaries and ownership interests that were contributed as part of the formation and structuring transactions from Morgans Hotel Group LLC , now known as Residual Hotel Interest LLC (“Former Parent”), to Morgans Group LLC, our operating company. The Former Parent was owned approximately 85% by NorthStar Hospitality, LLC, a subsidiary of NorthStar Capital Investment Corp. and approximately 15% by RSA Associates, L.P.

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

On February 17, 2006, the Company completed its IPO. The Company issued 15,000,000 shares of common stock at $20 per share resulting in net proceeds of approximately $272.5 million, after underwriters’ discounts and offering expenses. On February 17, 2006, the Company paid down $294.6 million of long term debt which included principal and interest, paid in full the preferred equity in Clift due a related party of $11.4 million, which included outstanding interest and distributed $9.5 million to certain stockholders.

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

The Company’s operating hotels as of June 30, 2007 are as follows:

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

(1)          Wholly-owned hotel.

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

July 2007 Equity Offering

On July 25, 2007, the Company completed an equity offering of 12,210,840 shares of common stock, of which 2,777,495 new shares of common stock were sold by the Company and 9,433,345 shares of previously issued common stock were sold by certain selling stockholders. Net proceeds to the Company as a result of the offering were approximately $59.5 million.

2.                 Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated/combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company consolidates all wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in combination.

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

Subsequent to the IPO, the Company is subject to Federal and state income taxes as a C corporation. Income taxes for the period of February 17, 2006 to June 30, 2006 and for the six months ended June 30, 2007, were computed using the Company’s effective tax rate. The Company recorded $10.2 million in net deferred taxes, related to cumulative differences in the basis recorded for certain assets and liabilities, primarily goodwill and property and equipment at February 17, 2006.

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

A summary of the Company’s derivative and hedging instruments that have been recognized in earnings as of June 30, 2007 and December 31, 2006 is as follows (in thousands):

Notional Amount	Type of Instrument	Maturity Date	Strike Rate	Estimated Fair Market Value at June 30, 2007	Estimated Fair Market Value at December 31, 2006
$473,750	Interest cap	July 9, 2007	4.25%	$113	$2,467
51,250	Interest cap	July 9, 2007	4.25%	12	265
30,000	Interest cap	July 9, 2007	4.25%	7	156
25,000	Interest cap	July 9, 2007	4.25%	6	130
Total fair value of derivative instruments				$138	$3,018

A summary of the Company’s derivative instruments that have been designated as hedges under SFAS 133 as of June 30, 2007 and December 31, 2006 is as follows (in thousands):

Notional Amount	Type of Instrument	Maturity Date	Strike Rate	Estimated Fair Market Value at June 30, 2007	Estimated Fair Market Value at December 31, 2006
$285,000	Interest swap	July 9, 2010	5.04%	$1,556	$(1,239)
285,000	Sold interest cap	July 9, 2010	4.25%	(8,812)	(6,796)
285,000	Interest cap	July 9, 2010	4.25%	8,865	6,792
85,000	Interest cap	July 15, 2010	7.00%	55	54
85,000	Sold interest cap	July 15, 2010	7.00%	(55)	(54)
85,000	Interest swap	July 15, 2010	4.91%	777	(65)
22,000	Interest cap	June 1, 2008	6.00%	—	3
18,000	Interest cap	June 1, 2008	6.00%	—	2
Total fair value of derivative instruments				$2,386	$(1,303)
Net fair value of derivative instruments				2,524	1,715
Total fair value included in other assets				11,391	9,871
Total fair value included in other liabilities				$(8,867)	$(8,156)

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

Minority Interest

The percentage of membership units in Morgans Group LLC, our operating company, owned by the Former Parent is presented as minority interest in Morgans Group LLC in the consolidated balance sheet and was approximately $19.7 million as of June 30, 2007 and December 31, 2006, respectively. The minority interest in Morgans Group LLC is (i) increased or decreased by the limited members’ pro rata share of Morgans Group LLC’s net income or net loss, respectively; (ii) decreased by distributions; (iii) decreased by redemptions of membership units for the Company’s common stock; and (iv) adjusted to equal the net equity of Morgans Group LLC multiplied by the limited members’ ownership percentage immediately after each issuance of units of Morgans Group LLC and/or shares of the Company’s common stock and after each purchase of treasury stock through an adjustment to additional paid-in capital. Net income or net loss allocated to the minority interest in Morgans Group LLC is based on the weighted-average percentage ownership throughout the period.

Additionally, $0.3 million and $0.6 million is recorded as minority interest as of June 30, 2007 and December 31, 2006, respectively, which represents our third-party food and beverage joint venture partner’s interest in the restaurant venture at certain of our hotels.

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position would be sustained upon examination. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted FIN 48 on January 1, 2007. On that date, we had no uncertain tax positions. The Company has not yet filed its initial tax return since becoming a C corporation in February 2006. We will recognize interest and penalties, if any, as part of our provision for income taxes in our consolidated statement of operations.

3.                 Income (Loss) Per Share

Basic earnings per share is calculated based on the weighted average number of common stock outstanding during the period. Diluted earnings per share include the effect of potential shares outstanding, including dilutive securities. Potential dilutive securities may include shares granted under the stock incentive plan and membership units in Morgans Group LLC, which may be exchanged for shares of the Company’s common stock under certain circumstances. The outstanding Morgans Group LLC membership units (which may be converted to common stock) have been excluded from the diluted net income (loss) per common share calculation, as there would be no effect on reported diluted net income (loss) per common share. As of June 30, 2007, restricted stock units, LTIP Units (as defined in Note 7) and stock options are included in diluted income per share as they are dilutive. As of June 30, 2007, 2,147,614 stock options have been excluded from the calculation as they would be anti-dilutive.

The table below details the components of the basic and diluted income per share calculations (in thousands, except for per share data):

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	Income	Weighted Average Shares	EPS Amount	Income	Weighted Average Shares	EPS Amount
Basic income per share Net income	$841	32,361	$0.03	$1,278	32,628	$0.04
Effect of dilutive stock compensation	—	328	—	—	328	—
Diluted income per share	$841	32,689	$0.03	$1,278	32,956	$0.04

On December 7, 2006, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common stock, or approximately 10% percent of its outstanding shares based on the then current market price. The stock repurchases under this program have been and will be made through the open market or in privately negotiated transactions from time to time. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The stock repurchase program may be suspended or terminated at any time without prior notice, and will expire on December 7, 2007. As of June 30, 2007, the Company had repurchased 1,507,494 shares for approximately $26.2 million and subsequently used a portion of these shares for equity awards. Further, in August 2007, the Company repurchased an additional 56,427 shares for approximately $1.0 million.

4.                 Investments in and Advances to Unconsolidated Joint Ventures

The Company’s investments in and advances to unconsolidated joint ventures and its equity in earnings (losses) of unconsolidated joint ventures are summarized as follows (in thousands):

Investments

Entity	As of June 30, 2007	As of December 31, 2006
Morgans Hotel Group Europe Ltd.	$15,282	$11,971
Restaurant Venture—SC London	(708)	(128)
Mondrian South Beach	10,733	13,024
Hard Rock Hotel & Casino	48,086	2,478
Las Vegas Echelon	37,243	2,883
Mondrian Chicago	563	—
Mondrian SoHo	5,077	—
Other	276	172
Total	$116,552	$30,400

Equity in income (losses) from unconsolidated joint ventures

	For the Six Months Ended June 30, 2007	For the Period from February 17, 2006 to June 30, 2006	For the Period from January 1 2006 to February 16, 2006
Morgans Hotel Group Europe Ltd.	$3,314	$307	$(490)
Restaurant Venture—SC London	(487)	227	(94)
Mondrian South Beach	(2,042)	—	—
Hard Rock Hotel & Casino	(7,655)	—	—
Shore Club	—	(48)	(30)
Other	(66)	—	—
Total	$(6,936)	$486	$(614)

Morgans Hotel Group Europe Limited

As of June 30, 2007, the Company owned interests in two hotels in London, England, St Martins Lane, a 204-room hotel, and Sanderson, a 150-room hotel , through a 50/50 joint venture known as Morgans Hotel Group Europe Limited (“Morgans Europe”) with Walton MG London Investors V, L.L.C.

Net income or loss and cash distributions or contributions are allocated to the partners in accordance with ownership interests. The Company accounts for this investment under the equity method of accounting.

Under a management agreement with Morgans Europe, the Company earns management fees and a reimbursement for allocable chain service and technical service expenses. The management fees are equal to 4.0% of total hotel revenues, including food and beverage, the reimbursement of allocable chain expenses are currently recovered at approximately 2.5% of hotel revenues excluding food and beverage and the technical services fees are a recovery of project specific costs. The Company is also entitled to an incentive management fee and a capital incentive fee. The Company did not earn any incentive fees during the six months ended June 30, 2007 or 2006.

Mondrian South Beach

On August 8, 2006, the Company entered into a 50/50 joint venture (the “South Beach Venture”) with an affiliate of Hudson Capital. The South Beach Venture is renovating and converting an apartment building on Biscayne Bay in South Beach Miami into a condominium hotel operated under the Company’s Mondrian brand. The Company expects to operate Mondrian South Beach under a long-term incentive management contract. The hotel, which is scheduled to open in early 2008, expects to have approximately 330 units comprised of studios, one and two-bedroom units, and four penthouse suites.

The South Beach Venture acquired the existing building and land for a gross purchase price of $110.0 million. The South Beach Venture expects to spend approximately $65.0 million on renovations. An initial equity investment of $15.0 million from each of the Company and Hudson Capital was funded at closing. Additionally, the South Beach Venture has received financing of approximately $124.0 million at a rate of LIBOR plus 300 basis points, or 8.32% at June 30, 2007. This loan matures in August 2009.

The South Beach Venture is in the process of selling units as condominiums, subject to market conditions. The South Beach Venture anticipates that unit buyers will have the opportunity to place their units into the hotel’s rental program. In addition to hotel management fees, the Company could also realize fees from the sale of condominium units.

Beginning, February 1, 2007, the South Beach Venture is being accounted for as a development project in accordance with SFAS No. 67.

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

On November 7, 2006, the Company entered into a definitive agreement with an affiliate of DLJ Merchant Banking Partners (“DLJMB”), as amended in December 2006, under which DLJMB and the Company formed a joint venture in connection with the acquisition and development of the Hard Rock.

The closing of the Transactions and completion of the Merger occurred on February 2, 2007. The Company funded one-third of the equity, or approximately $57.5 million, and DLJMB funded two-thirds of the equity, or approximately $115 million. The remainder of the $770 million purchase price was financed with mortgage financing under a credit agreement entered into by the joint venture. The credit agreement provides for a secured term loan facility, with a term of two years or more, consisting of a $760 million loan for the acquisition including $35.0 million of renovation costs, $48.2 million of financing costs and $56.3 million of cash reserves and working capital, and a loan of up to $600 million for future expansion of the Hard Rock. Under the terms of the joint venture agreements, DLJMB agreed to fund 100% of the capital required to expand the Hard Rock property, up to a total of an additional $150 million. The Company has the option, but is not required, to fund a portion of the expansion project, up to a total of an additional $50 million. As of August 10, 2007, we had funded approximately $3.9 million through the issuance of a letter of credit to maintain our pro rata share of equity in the joint venture. The Company expects to make future funding decisions on a case-by-case basis at the time of the relevant capital calls based on its view at the time of the anticipated returns from the incremental investments and the other opportunities the Company has to invest capital.

Concurrent to the closing of the Transactions and the Merger, the Company and DLJMB entered into a property management agreement under which the Company will operate the hotel, retail, food and beverage, entertainment and all other businesses related to the Hard Rock, excluding the casino. Under the terms of the agreement, the Company will receive a management fee equal to 4%, and a chain service expense reimbursement up to 1.5%, of all non-gaming revenue including casino rents and all other rental income. The Company can also earn an incentive management fee of 10% of EBITDA, as defined, above certain levels. The term of the contract is 20 years with two ten-year renewals and is subject to certain performance tests beginning in 2009.

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

The joint venture’s preliminary allocation of the purchase price is based on the allocation in the purchase and sale agreement. The joint venture will finalize the purchase price allocation in 2007, the results of which may change the purchase price allocation initially recorded. Management does not believe a change in the purchase price allocation will have a material impact on the Company’s financial results.

Las Vegas Echelon

In January 2006, the Company entered into a limited liability company agreement with a subsidiary of Boyd Gaming Corporation (“Boyd”) through which it will develop, as 50/50 owners, Delano Las Vegas and Mondrian Las Vegas, both of which are expected to open in 2010. After certain milestones in the joint venture development process have been met, the Company is expected to complete its contribution of approximately $91.5 million in cash and Echelon will contribute approximately 6.1 acres of land to the joint venture. It is expected that these contributions will be completed by June 30, 2008, as part of pre-development. As of June 30, 2007, the Company had made approximately $37.2 million in capital contributions towards the Company’s total funding requirements.

Mondrian SoHo

In June 2007, the Company contributed approximately $5 million for a 20% equity interest in a joint venture with Cape Advisors Inc. to acquire and develop a Mondrian hotel in the SoHo neighborhood of New York City. The Mondrian SoHo is currently expected to have 270 rooms, a restaurant, bar, ballroom, meeting rooms, exercise facility and a penthouse suite with outdoor space that can be used as a guest room or for private events. Upon completion, the Company is expected to operate the hotel under a 10-year management contract with two 10-year extension options.

Mondrian Chicago

In June 2007, the Company formed a joint venture with M Development to acquire and develop a Mondrian hotel in Chicago. The Company has a 49% equity interest in the joint venture and expects to contribute approximately $15 million to the project, of which approximately $0.5 million was contributed in June 2007. The Mondrian Chicago is currently expected to have 200 rooms and feature a restaurant and bar, meeting rooms, an exercise facility, as well as outdoor food and beverage operations. Upon completion, the Company is expected to operate the hotel under a 20-year management contract with two 5-year extension options.

5.                 Other Liabilities

Other liabilities consist of the following (in thousands):

	As of June 30, 2007	As of December 31, 2006
Accrued designer fee	$6,319	$6,257
Interest swap derivative liability (Note 2)	8,867	8,156
Clift pre-petition liabilities	1,563	2,427
Other	1	1
	$16,750	$16,841

6.                 Long-Term Debt and Capital Lease Obligations

Long-term debt consists of the following (dollars in thousands):

Description	As of June 30, 2007	As of December 31, 2006	Interest rate at June 30, 2007
Notes secured by Hudson and Mondrian(a)	$370,000	$370,000	LIBOR + 1.25%
Clift debt(b)	79,312	78,737	9.6%
Promissory note(c)	10,000	10,000	7.0%
Note secured by Mondrian Scottsdale(d)	40,000	37,327	LIBOR + 2.30%
Liability to subsidiary trust(e)	50,100	50,100	8.68%
Revolving Credit(f)	35,000	—	(f)
Capital lease obligations	6,771	7,033
Total long term debt	$591,183	$553,197

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

The New Mortgages bear interest at a blended rate of 30-day LIBOR plus 125 basis points. The Company has the option of extending the maturity date of the New Mortgages to October 15, 2011. The Company maintained an interest rate cap for the amount of the New Mortgages at 4.25% through July 9, 2007 and entered into forward starting swaps beginning on July 9, 2007 that effectively fixes the LIBOR rate on the debt under the New Mortgages at approximately 5.0% through the maturity date.

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

The New Mortgages prohibit the incurrence of additional debt on Hudson and Mondrian Los Angeles. Furthermore, the subsidiary borrowers (entities owning Hudson and Mondrian Los Angeles) are not permitted to incur additional mortgage debt or partnership interest debt. In addition, the New Mortgages do not permit (1) transfers of more than 49% of the interests in the subsidiary borrowers, Morgans Group LLC or the Company or (2) a change in control of the subsidiary borrowers or in respect of Morgans Group LLC or the Company itself without, in each case, complying with various conditions or obtaining the prior written consent of the lender.

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

(b)           Clift Debt

In October 2004, Clift emerged from bankruptcy pursuant to a plan of reorganization whereby Clift Holdings LLC sold the hotel to an unrelated party for $71.0 million and then leased it back for a 99-year lease term. Under this lease, the Company is required to fund operating shortfalls including the lease payments and to fund all capital expenditures. This transaction did not qualify as a sale due to the Company’s continued involvement and therefore is treated as a financing. The proceeds from this transaction were used in part to repay the existing mortgage loan on Clift.

The lease payment terms are as follows:

Years 1 and 2	$ 2.8 million per annum (completed in October 2006)
Years 3 to 10	$ 6.0 million per annum
Thereafter

Increased at 5-year intervals by a formula tied to increases in the Consumer Price Index. At year 10, the increase has a maximum of 40% and a minimum of 20%. At each payment date thereafter, the maximum increase is 20% and the minimum is 10%.

(c)            Promissory Note

The purchase of the building across the street from Delano Miami was partially financed with the issuance of a $10.0 million three-year interest only promissory note by the Company to the seller, which matures on January 24, 2009. The note currently bears interest at 8.5% through January 24, 2008 and at 10.0% thereafter.

(d)           Mondrian Scottsdale Debt

In May 2006, the Company obtained mortgage financing on Mondrian Scottsdale. The $40.0 million loan, which accrues interest at LIBOR plus 2.30% and matures in May 2008 and has three one-year extensions. The Company has purchased an interest rate cap which limits the interest rate exposure to 8.3% and expires on June 1, 2008.

(e)            Liability to Subsidiary Trust Issuing Preferred Securities

On August 4, 2006, a newly established trust formed by the Company, MHG Capital Trust I (the “Trust”), issued $50.0 million in trust preferred securities in a private placement. The Company owns all of the $0.1 million of outstanding common stock of the Trust. The Trust used the proceeds of these transactions to purchase $50.1 million of junior subordinated notes issued by the Company’s operating partnership and guaranteed by the Company (the “Notes”) which mature on October 30, 2036. These Notes represent all of the Trust’s assets. The terms of the junior subordinated notes are substantially the same as preferred securities issued by the Trust. The Notes and the trust preferred securities have a fixed interest rate of 8.68% per annum during the first ten years, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus 3.25% per annum. The securities are redeemable by the Trust, at the Company’s option, after five years at par. To the extent the Company redeems Notes, the Trust is required to redeem a corresponding amount of trust preferred securities.

The Note agreement requires that the Company maintain a fixed charge coverage ratio, as defined, of 1.4 to 1.0.

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

(f)             New Revolving Credit Facility

On October 6, 2006, the Company and certain of its subsidiaries entered into a revolving credit facility in the initial amount of $225.0 million, which includes a $50.0 million letter of credit sub-facility and a $25.0 million swingline sub-facility (collectively, the “New Revolving Credit Agreement”). The New Revolving Credit Agreement replaced the Company’s $125.0 million three-year revolving credit facility which was entered into concurrently with the IPO.

The amount available from time to time under the New Revolving Credit Agreement is also contingent upon the amount of an available borrowing base calculated by reference to collateral described below. The available borrowing base is currently approximately $64.0 million, but that amount may be increased up to $225.0 million at the Borrower’s (defined below) option by increasing the amount of the mortgage on Delano Miami granted by the Delano Miami mortgage lender (discussed below) and upon payment of the related additional recording tax. Had the Borrower exercised this option, the available borrowing base as of the June 30, 2007 (assuming an increase in the Delano Miami mortgage and payment of the related additional recording tax) would have been approximately $204.3 million. That availability may also be increased through procedures specified in the New Revolving Credit Agreement for adding property to the borrowing base and for revaluation of the property that constitutes the borrowing base.

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

The New Revolving Credit Agreement is available on a revolving basis for general corporate purposes, including acquisitions. As of June 30, 2007, the Company had $35.0 million outstanding under the New Revolving Credit Agreement. This $35.0 million was subsequently paid down with the proceeds from the July 2007 equity offering discussed in Note 1.

7.                 Omnibus Stock Incentive Plan

On February 9, 2006, the Board of Directors of the Company adopted the Morgans Hotel Group Co. 2006 Omnibus Stock Incentive Plan (the “2006 Stock Incentive Plan”). The 2006 Stock Incentive Plan provides for the issuance of stock-based incentive awards, including incentive stock options, non-qualified stock options, stock appreciation rights, shares of common stock of the Company, including restricted stock and other equity-based awards, including membership units in Morgans Group LLC which are structured as profits interests (“LTIP Units”), or any combination of the foregoing. The eligible participants in the 2006 Stock Incentive Plan include directors, officers and employees of the Company. An aggregate of 3,500,000 shares of common stock of the Company were reserved and authorized for issuance under the 2006 Stock Incentive Plan, subject to equitable adjustment upon the occurrence of certain corporate events. On April 23, 2007, the Board of Directors of the Company adopted, and at the annual meeting of stockholders on May 22, 2007, the stockholders approved, the Company’s 2007 Omnibus Incentive Plan (the “2007 Incentive Plan”), which amends and restates the 2006 Stock Incentive Plan and increases the number of shares reserved for issuance under the plan by up to 3,250,000 shares to a total of 6,750,000 shares. Awards other than options and stock appreciation rights shall reduce the shares available for grant by 1.7 shares for each share subject to such an award. Thus, the maximum number of additional shares under the 2007 Incentive Plan available for grant is 3,250,000, assuming all awards are options and stock appreciation rights, or 1,911,764, if all awards are other than options and stock appreciation rights.

On February 14, 2006, an aggregate of 862,500 LTIP Units were granted to the Company’s named executive officers and Chairman of the Board of Directors pursuant to the 2006 Stock Incentive Plan. Such

LTIP Units vest as to one-third of the amount granted on the first anniversary of the grant date and as to the remainder in 24 equal installments at the end of each month following the first anniversary of the grant date so long as the recipient continues to be an eligible recipient. These LTIP Units will become fully vested on the third anniversary of the grant date. The fair value of each such LTIP Unit granted was $20 at the date of grant.

Throughout 2006, the Company granted restricted common stock units (“RSUs”) to non-employee directors and employees pursuant to the 2006 Stock Incentive Plan. Such non-employee director RSU grants vest one-third of the amount granted on the first anniversary of the grant date and as to the remainder in 24 equal installments at the end of each month following the first anniversary of the grant date so long as the recipient continues to be an eligible recipient. Such employee RSU grants vest one-quarter of the amount granted on each of the first anniversaries of the grant date so long as the recipient continues to be an eligible recipient. Such non-employee director and employee RSUs will become fully vested on the third and fourth anniversary, respectively, of the grant date. The fair value of each such RSU granted ranged from $20.00 to $12.21 at the date of grant.

Throughout 2006, the Company granted our Chairman, officers and employees options to purchase common stock of the Company with an exercise price ranging from $13.05 to $20.00 per share, based on the closing market price of the stock on the grant date. Such stock options typically vest as to one-third of the amount granted on the first anniversary of the grant date and as to the remainder in 24 equal installments at the end of each month following the first anniversary of the grant date so long as the recipient continues to be an eligible recipient. These options will become fully vested on the third anniversary of the grant date and expire 10 years after the grant date. The fair value for each option granted was estimated at the date of grant using the Black-Scholes option-pricing model, an allowable valuation method under SFAS No. 123R with the following assumptions: risk-free interest rate of 4.6%, expected option lives of 5.85 years, 35% volatility, no dividend rate and 10% forfeiture rate. The fair value of such options ranged from $3.74 to $8.40 at the date of grant.

On April 25, 2007, the Compensation Committee of the Board of Directors of the Company granted an aggregate of 176,750 LTIP Units and 121,000 performance based RSUs to the Company’s named executive officers. The LTIP Units and RSUs are at risk for forfeiture over the vesting period of three years and require continued employment. In addition, the RSUs are at risk based on the achievement of a 7% total stockholder return over each calendar year of a three-year performance period from 2007 through 2009 (subject to certain catch-up features).

Additionally, during April and May 2007, the Company issued an aggregate of 217,785 RSUs to the Company’s employees and non-employee directors pursuant to the 2007 Incentive Plan. The RSUs granted to employees vest fully on the third anniversary of the grant date so long as the recipient continues to be an eligible recipient. The RSUs granted to non-employee directors vest one-third of the amount granted on each of the first three anniversaries of the grant date so long as the recipient continues to be an eligible participant. The fair value of each such RSU granted in April 2007 was $20.16 at the grant date and the fair value of each such RSU granted in May 2007 was $23.04 at the grant date.

Also, during April and May 2007, the Company issued an aggregate of 201,500 options to purchase common stock of the Company to employees. The exercise price of each such option is equal to the closing market price of our common stock on its respective date of grant. These options vest as to one-third of the amount granted on each of the first three anniversaries of the grant date so long as the recipient continues to be an eligible recipient. These options will become fully vested on the third anniversary of the grant date and expire 10 years after the grant date. The fair value for each such option granted was estimated at the date of grant using the Black-Scholes option-pricing model, an allowable valuation method under SFAS No. 123R with the following assumptions: risk-free interest rate of approximately 4.7% for the April 2007 grants and 4.6% for the May 2007 grants, expected option lives of 5.85 years, 35% volatility, no dividend rate and 10% forfeiture rate. The fair value of each such option was $8.37 for the April 2007 grants and $9.65 for the May 2007 grants at the date of grant.

In the six months ended June 30, 2007, the Company recognized $5.4 million of stock based compensation expense related to the above described RSUs, LTIP Units and options. In the period from February 14, 2006 to June 30, 2006, the Company recognized $3.2 million of stock based compensation expense related to the above-described RSUs, LTIP Units and options.

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

On August 1, 2006, the judge granted defendants’ motion to dismiss Philips South Beach LLC’s causes of action for breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, breach of good faith and fair dealing, and unjust enrichment. The judge also struck all claims for punitive damages. Philips

South Beach LLC filed a notice of appeal, and we filed a notice of cross-appeal. Philips South Beach LLC has filed an amended complaint adding a punitive damages demand. Our motion to dismiss that demand was denied, and we have filed a notice of appeal. We have answered the amended complaint, denying all substantive allegations and asserting various affirmative defenses. Discovery is ongoing.

On July 27, 2007, Philips South Beach LLC moved for leave to further amend its complaint to assert new claims of fraudulent inducement and seek rescission of the management agreement, return of all fees paid under the management agreement and unspecified punitive damages.

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

On July 13, 2006, the judge issued an order denying defendants’ motion to stay and for a protective order based on the pendency of the Shore Club litigation in New York. On appeal of that order, the Florida court of appeals quashed the order denying the stay and directed the lower court to stay the Florida action pending the disposition of the Shore Club litigation in New York.

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

On July 6, 2006, the judge granted the Company’s motion to dismiss it from the case. Century Operating Associates has filed an amended complaint, re-asserting claims against the Company, including a new claim for aiding and abetting breach of fiduciary duty, and adding claims against a new defendant, Morgans Group LLC. In April 2007, the judge granted our motion to dismiss all claims against the Company and Morgans Group LLC, and certain claims against certain other defendants. In May 2007, Century Operating Associates amended its compliant again re-asserting the same claims against the Company and Morgans Group LLC. On June 8, 2007, we moved to dismiss all claims against the Company and Morgans Group LLC in the amended complaint.

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

9.                 Related Party Transactions

The Company earned management fees, chain services fees and fees for certain technical services and has receivables from hotels it owns through investments in unconsolidated joint ventures as well as hotels owned by the Former Parent. These fees totaled approximately $9.0 million for the six months ended June 30, 2007 and $4.4 million (of which approximately $1.0 million was during the Predecessor period from January 1, 2006 to February 16, 2006) for the six months ended June 30, 2006.

As of June 30, 2007 and December 31, 2006, the Company had receivables from these affiliates of approximately $4.3 million and $2.8 million, respectively, which are included in receivables from related parties on the accompanying consolidated balance sheets.

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

Overview

We are a fully integrated hospitality company that operates, owns, acquires, develops and redevelops boutique hotels in gateway cities and select resort markets in the United States and Europe. Over our 22 year history, we have gained experience operating in a variety of market conditions. At June 30, 2007, we owned or partially owned, and managed a portfolio of eleven luxury hotel properties in New York, Miami, Los Angeles, Scottsdale, San Francisco, London and Las Vegas, comprising approximately 3,400 rooms. Each of our Owned Hotels, as defined below, was acquired and renovated by us, or an affiliate, and was designed by a world-renowned designer.

Unlike traditional brand-managed or franchised hotels, boutique hotels provide their guests with what we believe is a distinctive lodging experience. Each of our hotels has a personality specifically tailored to reflect the local market environment and features modern, sophisticated design that includes critically acclaimed public spaces, popular “destination” bars and restaurants and highly personalized service. Significant media attention has been devoted to our hotels which we believe is as a result of their distinctive nature, renowned design, dynamic and exciting atmosphere, celebrity guests and high-profile events. We believe that the Morgans Hotel Group brand, and each of our individual property brands are synonymous with style, innovation and service. We believe this combination of lodging and social experiences, and association with our brands, increases our occupancy levels and pricing power.

In addition to our current portfolio, we expect to operate, own, acquire, redevelop and develop new hotel properties that are consistent with our portfolio in major metropolitan cities and select resort markets in the United States, Europe and elsewhere.

We were incorporated as a Delaware corporation in October 2005 to operate, own, acquire, develop and redevelop boutique hotels in the United States, Europe and elsewhere. As of June 30, 2007, we owned:

•       seven hotels in New York, Miami, Los Angeles, San Francisco and Scottsdale, comprising approximately 2,100 rooms (the “Owned Hotels”);

•       a building across the street from Delano Miami which we intend to convert into a new hotel with guest facilities;

•       a 50% interest in two hotels in London comprising approximately 350 rooms, which we manage;

•       a 7% interest in the 300-room Shore Club in Miami, which we also manage (“Shore Club”);

•       a 33.3% interest in the Hard Rock, which we also manage; and

•       a 50% interest in an apartment building on Biscayne Bay in South Beach Miami which we are redeveloping and have rebranded under our Mondrian brand as a hotel condominium project under the name Mondrian South Beach Hotel Residences (“Mondrian South Beach”). Upon completion, we expect to manage Mondrian South Beach

We conduct our operations through our operating company, Morgans Group LLC, which holds substantially all of our assets. We are the managing member of Morgans Group LLC and hold approximately 97.0% of its membership units. We manage all aspects of Morgans Group LLC including the operation, investment and sale and purchase of hotels.

The historical financial data presented herein is for:

•       our Owned Hotels;

•       our joint venture hotels, consisting of the London hotels (Sanderson and St Martins Lane), Shore Club and Hard Rock (the “Joint Venture Hotels”);

•       our management company subsidiary, MHG Management Company; and

•       the rights and obligations contributed to Morgans Group LLC in the formation and structuring transactions described above in Note 1 to the financial statements, included elsewhere in this report.

We consolidate the results of operations for all of our Owned Hotels. Certain food and beverage operations at five of our Owned Hotels are operated under 50/50 joint ventures with restaurateur Jeffrey Chodorow. The Asia de Cuba restaurant at Mondrian Scottsdale is operated under license and management agreements with China Grill Management, a company controlled by Jeffrey Chodorow. We believe that we are the primary beneficiary of these entities because we are responsible for the majority of the entities’ expected losses or residual returns. Therefore, these entities are consolidated in our financial statements with our partner’s share of the results of operations recorded as minority interest in the accompanying consolidated/combined financial statements. This minority interest is based upon 50% of the income of the applicable entity after giving effect to rent and other administrative charges payable to the hotel.

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

On February 2, 2007, we began managing the hotel operations at the Hard Rock. We also expect to manage the Mondrian South Beach once redevelopment is complete. As of June 30, 2007, we operated the following Joint Venture Hotels under management agreements which expire as follows:

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

Factors Affecting Our Results of Operations

Revenues.   Changes in our revenues are most easily explained by three performance indicators that are commonly used in the hospitality industry:

•       occupancy,

•       average daily rate, or ADR, and

•       revenue per available room, or RevPAR, which is the product of ADR and average daily occupancy; but, does not include food and beverage revenue, other hotel operating revenue such as telephone, parking and other guest services, or management fee revenue.

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

•       Other hotel revenue.   Other hotel revenue consists of ancillary revenue such as telephone, parking, spa, entertainment and other guest services and is principally driven by hotel occupancy.

•       Management fee—related parties revenue.   We earn fees under our management agreements that total 4.5% of defined revenues of Shore Club, 4% of the defined revenues for our two London hotels, and from February 2, 2007, 4% of defined non-gaming revenues, including casino rents and all other income, for Hard Rock. In addition, we are reimbursed for allocated chain services, which include certain overhead costs for the hotels that we manage and which are currently recovered at approximately 2.5% of defined revenues of the hotels we manage other than Hard Rock which is 1.5%.

Fluctuations in revenues, which tend to correlate with changes in gross domestic product, are driven largely by general economic and local market conditions but can also be impacted by major events, such as terrorist attacks or natural disasters, which in turn affect levels of business and leisure travel.

The seasonal nature of the hospitality business can also impact revenues. For example, our Miami hotels are generally strongest in the first quarter, while our New York hotels are generally strongest in the fourth quarter.

In addition to economic conditions, supply is another important factor that can affect revenues. Room rates and occupancy tend to fall when supply increases, unless the supply growth is offset by an equal or greater increase in demand. One reason why we focus on boutique hotels in key gateway cities and select resort markets is because these markets generally have significant barriers to entry for new competitors, including scarcity of available land for new development and extensive regulatory requirements resulting in a longer development lead time and additional expense for new competitors.

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

•       Equity in (income) loss of unconsolidated joint ventures.   Equity in (income) loss of unconsolidated joint ventures constitutes our share of the net profits and losses of the joint venture that owns our London hotels, our joint venture that owns the restaurants at our London hotels (both of which are 50% owned by us), Shore Club (in which we had a 7% ownership interest at June 30, 2007), Mondrian South Beach (in which we had a 50% ownership interest at June 30, 2007), and the Hard Rock (in which we had a 33.3% ownership interest at June 30, 2007).

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

•       Income tax expense.   The United States entities included in our predecessor’s combined financial statements are either partnerships or limited liability companies, which are treated similarly to partnerships for tax reporting purposes. One of our foreign subsidiaries is subject to United Kingdom corporate income taxes. Income tax expense is reported at the applicable rate for the periods presented. Certain of our predecessor’s subsidiaries are subject to the New York City Unincorporated Business Tax (“UBT”). Income tax expense in our predecessor’s financial statements comprises the income taxes paid in the United Kingdom on the management fees earned by our wholly-owned United Kingdom subsidiary. Subsequent to the IPO, the Company is subject to Federal and state income taxes. Income taxes for the period from February 17, 2006 to

June 30, 2006 and for the six months ended June 30, 2007 were computed using the Company’s calculated effective tax rate. The Company also recorded net deferred taxes related to cumulative differences in the basis recorded for certain assets and liabilities in the amount of $10.2 million at the time of our conversion from a partnership to a C corporation.

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

Recent Trends and Events

Recent Trends.   Generally, lodging demand in the United States remained robust through the first six months of 2007. We believe the strong demand is being driven, in large part, by continued strength from higher occupancy associated with business and leisure travelers, while lodging supply growth continued to remain low. The hospitality industry, particularly in the United States began to recover in the fourth quarter of 2003 from the severe downturn that started in early 2001, which was precipitated by the recession of the United States economy and was exacerbated by the dramatic decline in travel following the terrorist acts of September 11, 2001.

We believe that, in general, current industry fundamentals are similar to those observed following the last industry downturn, which occurred in the early 1990s. That downturn, which also resulted from a recession in the general economy, was followed by several years of RevPAR growth. We believe that, given the fact that supply growth is lower than it was in the prior recovery and the United States economy remains strong, occupancy and ADR will continue to improve, and that United States hospitality RevPAR will follow the business cycle on its upward swing, although there can be no assurances that such improvements will occur.

In London, the hospitality market experienced very strong growth during 2006 due to the strength of the United Kingdom economy, citywide events and the recovery from the terrorist attacks which occurred in the city in July 2005. We expect this growth to continue through 2007.

Recent Events.   In addition to the recent trends described above, we expect that the following events will cause our future results of operations to differ from our historical performance.

Purchase of Hard Rock Hotel & Casino.   On May 11, 2006, the Company and Acquisition Corp. entered into an Agreement and Plan of Merger with HRH pursuant to which Acquisition Corp agreed to acquire HRH in the Merger. Additionally, an affiliate of the Company entered into the Transactions. The aggregate consideration for the Transactions and the Merger was $770 million.

On November 7, 2006, the Company entered into a definitive agreement with DLJMB, as amended in December 2006, under which DLJMB and the Company formed a joint venture with DLJMB in connection with the acquisition and development of the Hard Rock.

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

The closing of the Transactions and completion of the Merger occurred on February 2, 2007. The Company funded one-third of the equity, or approximately $57.5 million, and DLJMB funded two-thirds of the equity, or approximately $115.2 million. The remainder of the $770 million purchase price was financed with mortgage financing under a credit agreement entered into by the joint venture. The credit agreement provides for a secured term loan facility, with a term of three years, with two one-year extensions subject to certain conditions, consisting of a $760 million loan for the acquisition including $35.0 million of renovation costs, $48.2 million of financing costs and $56.3 million of cash reserves and working capital, and a loan of up to $600 million for future expansion of the Hard Rock. Under the terms of the joint venture agreements, DLJMB agreed to fund 100% of the equity capital required to expand the Hard Rock property, up to a total of an additional $150 million. The Company has the option, but is not required, to fund a portion of the expansion project, up to a total of an additional $50 million. The Company expects to make future funding decisions on a case-by-case basis at the time of the relevant capital calls based on its view at the time of the anticipated returns from the incremental investments and the other opportunities the Company has to invest capital.

Concurrent to the closing of the Transactions and the Merger, the Company and DLJMB entered into a property management agreement under which the Company operates the hotel, retail, food and beverage, entertainment and all other businesses related to the Hard Rock, excluding the casino. Under the terms of the agreement, the Company will receive a management fee equal to 4% of defined non-gaming revenue including casino rents and all other rental income and chain service expense reimbursement. The Company can also earn an incentive management fee of 10% of EBITDA, as defined, above certain levels. The term of the contract is 20 years with two ten-year renewals and is subject to certain performance tests beginning in 2009.

At the February 2, 2007 closing of the Merger and Transactions, the joint venture also entered into a definitive lease agreement with Golden Gaming Inc to operate all gaming and related activities of the property’s casino at the Hard Rock. Under the lease, the base rent is $20.7 million per year payable monthly, plus reimbursements for certain expenses. Golden Gaming is entitled to a management fee of $3.3 million, also payable monthly. The gaming assets were sold to Golden Gaming for a note with a principal amount equal to the net book value of the gaming assets. Casino EBITDA in excess of the rent and management fee amounts will be distributed 75% to Hard Rock for payment of principal and interest on the gaming asset note and any other loans to the lessee and 25% to Golden Gaming.

In March 2007, the Company announced a large-scale expansion project at the Hard Rock. The expansion is expected to include the addition of approximately 875 guest rooms, including an all-suite tower with upgraded amenities, approximately 60,000 square feet of meeting and convention space, and approximately 30,000 square feet of additional casino space. The project will also include an expansion of the hotel’s pool, several new food and beverage outlets, a new and larger “Joint” live entertainment venue, a new spa and exercise facility and additional retail space. The Company expects the expansion to be complete by late 2009.

The Company expects renovations to the existing property will take place during 2007, with upgrades to existing suites, restaurants and bars, retail shops, and common areas, and a new ultra lounge and poker room. As part of the renovation, the Hard Rock’s existing suites and common areas will be renovated. These renovations are scheduled to be completed by the first quarter of 2008, with certain elements to be completed earlier.

The Company and DLJMB are currently evaluating several options for the remainder of the 23-acre land parcel.

Investment in Mondrian SoHo.   In June 2007, the Company contributed approximately $5 million for a 20% equity interest in a joint venture with Cape Advisors Inc. to acquire and develop a Mondrian hotel in the SoHo neighborhood of New York City. The Mondrian SoHo is currently expected to have over 270 rooms, a restaurant, bar, ballroom, meeting rooms, exercise facility and a penthouse suite with outdoor space that can be used as a guest room or for private events. Upon completion, the Company is expected to operate the hotel under a 10-year management contract with two 10-year extension options.

Investment in Mondrian Chicago.   In June 2007, the Company formed a joint venture with M Development to acquire and develop a Mondrian hotel in Chicago. The Company will have a 49% equity interest in the joint venture and expects to contribute approximately $15 million to the project, of which approximately $0.5 million was contributed in June 2007. The Mondrian Chicago is currently expected to have 200 rooms and feature a restaurant and bar, meeting rooms, an exercise facility, as well as outdoor food and beverage operations. Upon completion, the Company is expected to operate the hotel under a 20-year management contract with two 5-year extension options.

July 2007 Equity Offering.   On July 25, 2007, the Company completed an equity offering of 12,210,840 shares of common stock, of which 2,777,495 new shares of common stock were sold by the Company and 9,433,345 previously issued shares of common stock were sold by certain selling stockholders. Net proceeds to the Company as a result of the offering were approximately $59.5 million.

Operating Results

Comparison of Three Months Ended June 30, 2007 to June 30, 2006

The following table presents our operating results for the three months ended June 30, 2007 and the three months ended June 30, 2006, including the amount and percentage change in these results between the two periods. The results from the 2006 period are comparable to the Company’s June 30, 2007 results with the exception of the additions of Mondrian Scottsdale on May 5, 2006, the Mondrian South Beach development project in August 2006 and the Hard Rock in February 2007. The combined operating results are as follows:

	Three Months Ended
	June 30, 2007	June 30, 2006	Change ($)	Change (%)
	(in thousands)
Revenues
Rooms	$47,266	$43,054	$4,212	9.8%
Food and beverage	26,793	22,849	3,944	17.3%
Other hotel	3,597	3,956	(359)	(9.1)%
Total hotel revenues	77,656	69,859	7,797	11.2%
Management fee—related parties	5,014	2,164	2,850	131.7%
Total revenues	82,670	72,023	10,647	14.8%
Operating Costs and Expenses
Rooms	12,355	10,574	1,781	16.8%
Food and beverage	17,250	14,132	3,118	22.1%
Other departmental	1,943	1,806	137	7.6%
Hotel selling, general and administrative	14,746	13,541	1,205	8.9%
Property taxes, insurance and other	4,259	4,170	89	(1)
Total hotel operating expenses	50,553	44,223	6,330	14.3%
Corporate general and administrative
Stock based compensation	3,079	2,108	971	46.1%
Other	6,480	4,731	1,749	37.0%
Depreciation and amortization	4,877	5,434	(557)	(10.3)%
Total operating costs and expenses	64,989	56,496	8,493	15.0%
Operating income	17,681	15,527	2,154	13.9%
Interest expense, net	11,215	8,368	2,847	34.0%
Equity in loss (income) of unconsolidated joint ventures	2,282	(248)	2,530	(1)
Minority interest in joint ventures	1,020	1,179	(159)	(13.5)%
Other non-operating expenses	1,607	312	1,295	(1)
Gain before income tax expense and minority interest	1,557	5,916	(4,359)	(73.7)%
Income tax expense	689	2,072	(1,383)	(66.7)%
Loss before minority interest	868	3,844	(2,976)	(77.4)%
Minority interest	27	112	(85)	(1)
Net income	841	3,732	(2,891)	(77.5)%
Other comprehensive income:
Unrealized gain on interest rate swap, net of tax	4,703	1,122	3,581	(1)
Foreign currency translation gain (loss)	236	(31)	267	(1)
Comprehensive income	$5,780	$4,823	$957	19.8%

(1)          Not meaningful.

Total Hotel Revenues.   Total hotel revenues increased 11.2% to $77.7 million for the three months ended June 30, 2007 compared to $69.9 million for the three months ended June 30, 2006. RevPAR from our comparable Owned Hotels (which excludes Mondrian Scottsdale, as this hotel was acquired on May 5, 2006, and Royalton, as this hotel closed for renovation on June 9, 2007) increased by 10.8% to $267 for the three months ended June 30, 2007 compared to $241 for the same period in 2006. The components of RevPAR from our comparable Owned Hotels for the three months ended June 30, 2007 and 2006 are summarized as follows:

	Three Months Ended
	June 30, 2007	June 30, 2006	Change ($)	Change (%)
Occupancy	86.4%	82.6%	—	4.6%
ADR	$309	$292	$17	6.0%
RevPAR	$267	$241	$26	10.8%

Rooms revenue increased 9.8% to $47.3 million for the three months ended June 30, 2007 compared to $43.1 million for the three months ended June 30, 2006, which is directly attributable to the increase in ADR and RevPAR shown above. The inclusion of Mondrian Scottsdale for the full three month period ended June 30, 2007 as compared to the period from May 5, 2006 through June 30, 2006 accounts for $1.1 million of the $4.2 million increase. The comparable Owned Hotel RevPAR increase of 10.8% was driven primarily by Clift and Hudson which experienced RevPAR growth of 18.6% and 12.6%, respectively, for the three month period ending June 30, 2007 as compared to the comparable three month period ending June 30, 2006. The growth at Hudson was primarily driven by rate growth in almost all business segments, especially the corporate and group segments, due to the strength of the New York market. The growth at Clift has been primarily driven by city-wide and group events strengthening the San Francisco market and favorably impacting the hotel.

Food and beverage revenue increased 17.3% to $26.8 million for the three months ended June 30, 2007 compared to $22.8 million for the three months ended June 30, 2006. The inclusion of Mondrian Scottsdale in the full three month period ended June 30, 2007 as compared to the period from May 5, 2006 through June 30, 2006 accounts for $1.4 million of the $3.9 million increase. The food and beverage revenues at Hudson increased 37.9%, or $1.7 million, for the three months ended June 30, 2007 as compared to the same period in 2006 due to the fact that catering was brought in-house in February 2007 and was previously outsourced to a third party. Therefore, beginning in February 2007, Hudson began recording food and beverage revenues and expense for the catering department. Further, the Company’s restaurants and bars are destinations in their own right, with a local customer base in addition to hotel guests; their revenue performance is driven by local market factors in the restaurant and bar business.

Other hotel revenue decreased by 9.1% to $3.6 million for the three months ended June 30, 2007 as compared to $3.9 million for the three months ended June 30, 2006. The inclusion of Mondrian Scottsdale in the full three month period ended June 30, 2007 compared to the period from May 5, 2006 through June 30, 2006 does not have a material impact on this variation. The decline in revenue is primarily attributable to the decline in telephone revenues due to increased use of cell phones.

Management Fee—Related Parties.   During the three months ended June 30, 2007 and 2006, management fee—related parties was comprised of continuing fee income from our contracts to manage our Joint Venture Hotels. The increase of 131.7% to $5.0 million for the three months ended June 30, 2007 compared to $2.2 million for the three months ended June 30, 2006 is primarily related to management fees recognized in 2007 for the management of the Hard Rock, which the Company began managing on February 2, 2007.

Operating Costs and Expenses

Rooms expense increased 16.8% to $12.4 million for the three months ended June 30, 2007 compared $10.6 million for the three months ended June 30, 2006. The inclusion of Mondrian Scottsdale in the full three month period ended June 30, 2007 compared to the period from May 5, 2006 through June 30, 2006 accounts for $0.5 million of the $1.8 million increase. The remainder of the increase is consistent with increases in rooms revenue except for increased costs associated with housekeeping wages at Delano Miami.

Food and beverage expense increased 22.1% to $17.3 million for the three months ended June 30, 2007 compared to $14.1 million for the three months ended June 30, 2006. The inclusion of Mondrian Scottsdale in the full three month period ended June 30, 2007 compared to the period from May 5, 2006 through June 30, 2006 accounts for $0.8 million of the $3.1 million increase. The increase in food and beverage expense is consistent with the increase in food and beverage revenue for the three months ended June 30, 2007 as compared to the same period in 2006.

Other departmental expenses increased 7.6% to $1.9 million for the three months ended June 30, 2007 compared to $1.8 million for the three months ended June 30, 2006. The inclusion of Mondrian Scottsdale for the full three month period ended June 30, 2007 compared to the period from May 5, 2006 through June 30, 2006 had an immaterial impact on other departmental expenses.

Hotel selling, general and administrative expense increased 8.9% to $14.7 million for the three months ended June 30, 2007 compared to $13.5 million for the three months ended June 30, 2006. The inclusion of Mondrian Scottsdale for the full three month period ended June 30, 2007 compared to the period from May 5, 2006 through June 30, 2006 accounts for $0.9 million of this $1.2 million increase.

Stock-based compensation of $3.1 million was recognized for the three months ended June 30, 2007 compared to $2.1 million for the three months ended June 30, 2006, due to additional annual stock based compensation granted to non-employee directors, officers and employees during the three months ended June 30, 2007.

Other corporate expenses increased 37.0% to $6.5 million for the three months ended June 30, 2007 compared to $4.7 million for the three months ended June 30, 2006. This increase is primarily due to increased costs of being a public company, such as increased legal fees and Sarbanes-Oxley compliance costs, as well as additional payroll and payroll related costs incurred due to the hiring of additional employees, due to expansion of the Company’s investment portfolio.

Depreciation and amortization decreased 10.3% to $4.9 million for the three months ended June 30, 2007 compared to $5.4 million for the three months ended June 30, 2006. Many of our assets, including furniture, fixtures and equipment, are depreciated over five years, and a portion of these assets became fully depreciated during 2005 and 2006.

Interest Expense, net.   Interest expense, net increased 34.0% to $11.2 million for the three months ended June 30, 2007 compared to $8.4 million for the three months ended June 30, 2006. The $2.8 million increase was primarily due to increased interest expense of $1.1 million related to the issuance of the junior subordinated notes in August 2006 and an increase of $1.4 million in interest expense due to a decrease in the value of the interest rate cap, which does not qualify for hedge accounting under SFAS No. 133.

Equity in loss (income) of unconsolidated joint ventures was a loss of $2.3 million of income for the three months ended June 30, 2007 compared to income of $0.2 million for the three months ended June 30, 2006. The loss recorded in the three months ended June 30, 2007 was primarily driven by the Company’s equity pick-up for the Hard Rock, primarily due to interest expense, and Mondrian South Beach primarily due to increased advertising costs to sell the hotel condominium units. Neither the Hard Rock nor Mondrian South Beach was part of the Company’s portfolio during the three months ended June 30, 2006. Offsetting these losses in 2007, we recorded income of $2.5 million for the three months ended June 30, 2007 in the Company’s joint venture in London compared to income of $0.3 million recorded for the same period in 2006.

The components of RevPAR from the comparable Joint Venture Hotels (which excludes Hard Rock, as the Company invested in this hotel in February 2007), for the three months ended June 30, 2007 and 2006 are summarized as follows:

	Three Months Ended
	June 30, 2007	June 30, 2006	Change ($)	Change (%)
Occupancy	71.2%	74.8%	—	(4.8)%
ADR	$449	$385	$64	16.7%
RevPAR	$320	$288	$32	11.0%

The components of RevPAR from the Hard Rock for the three months ended June 30, 2007 are summarized as follows:

Occupancy	94.4%
ADR	$233
RevPAR	$220

Other non-operating expense increased by $1.3 million to $1.6 million for the three months ended June 30, 2007 compared to $0.3 million for the three months ended June 30, 2006. The expense recognized in the three months ended June 30, 2007 relates to legal expenses incurred related to the Shore Club litigation and the write-off of furniture and fixtures at Royalton as the hotel is under renovation. For the three months ended June 30, 2006, the other non-operating expense relates to legal costs incurred related to the Shore Club litigation.

Income tax expense decreased by $1.4 million for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 due to lower pre-tax income.

Comparison of Six Months Ended June 30, 2007 to June 30, 2006

The following table presents our operating results for the six months ended June 30, 2007 and the six months ended June 30, 2006, including the amount and percentage change in these results between the two periods. The operations presented for the period from January 1, 2006 through February 16, 2006 are those of our Predecessor. The Company completed its IPO on February 17, 2006, therefore the period from February 17, 2006 through June 30, 2006, represents the results of operations of the Company. The combined periods in 2006 are comparable to the Company’s June 30, 2007 results with the exception of the additions of Mondrian Scottsdale in May 2006, the apartment building in South Beach Miami in August 2006 and the Hard Rock in February 2007. The combined operating results are as follows:

	Six Months Ended
	June 30, 2007	June 30, 2006	Change ($)	Change (%)
	(in thousands)
Revenues
Rooms	$92,528	$79,870	$12,658	15.8%
Food and beverage	52,350	44,834	7,516	16.8%
Other hotel	7,243	7,894	(651)	(8.2)%
Total hotel revenues	152,121	132,598	19,523	14.7%
Management fee—related parties	8,971	4,371	4,600	105.2%
Total revenues	$161,092	$136,969	$24,123	17.6%
Operating Costs and Expenses
Rooms	24,983	20,635	4,348	21.1%
Food and beverage	34,792	28,194	6,598	23.4%
Other departmental	3,970	3,827	143	3.7%
Hotel selling, general and administrative	30,103	26,754	3,349	12.5%
Property taxes, insurance and other	9,956	7,848	2,108	26.9%
Total hotel operating expenses	103,804	87,258	16,546	19.0%
Corporate general and administrative
Stock based compensation	5,401	3,160	2,241	70.9%
Other	13,213	9,351	3,862	41.3%
Depreciation and amortization	9,684	10,760	(1,076)	(10.0)%
Total operating costs and expenses	132,102	110,529	21,573	19.5%
Operating income	28,990	26,440	2,550	9.6%
Interest expense, net	21,814	22,953	(1,139)	(5.0)%
Equity in loss of unconsolidated joint ventures	6,936	128	6,808	(1)
Minority interest in joint ventures	2,122	2,585	(463)	(17.9)%
Other non-operating (income) expenses	(4,117)	353	(4,570)	(1)
Income before income tax expense and minority interest	2,235	421	1,814	430.9%
Income tax expense	917	12,824	(11,907)	(92.8)%
Income (loss) before minority interest	1,318	(12,403)	13,721	(110.6)%
Minority interest	40	(244)	284	(1)
Net income (loss)	1,278	(12,159)	13,437	(110.5)%
Other comprehensive income (loss):
Unrealized gain on interest rate swap, net of tax	3,484	1,769	1,715	(1)
Foreign currency translation gain (loss)	66	(31)	97	(1)
Comprehensive income (loss)	$4,828	$(10,421)	$15,249	(146.3)%

(1)          Not meaningful.

Total Hotel Revenues.   Total hotel revenues increased 14.7% to $152.1 million for the six months ended June 30, 2007 compared to $132.6 million for the six months ended June 30, 2006. RevPAR from our comparable Owned Hotels (which excludes Mondrian Scottsdale, as this hotel was acquired on May 5, 2006, and Royalton, as this hotel was closed for renovation on June 9, 2007) increased by 13.3% to $258 for the six months ended June 30, 2007 compared to $228 for the same period in 2006. The components of RevPAR from our comparable Owned Hotels for the six months ended June 30, 2007 and 2006 are summarized as follows:

	Six Months Ended
	June 30, 2007	June 30, 2006	Change ($)	Change (%)
Occupancy	83.7%	78.8%	—	6.2%
ADR	$308	$289	$19	6.6%
RevPAR	$258	$228	$30	13.3%

Rooms revenue increased 15.8% to $92.5 million for the six months ended June 30, 2007 compared to $79.9 million for the six months ended June 30, 2006, which is directly attributable to the increase in ADR and RevPAR shown above. The inclusion of Mondrian Scottsdale for the full six months ended June 30, 2007 as compared to the period from May 5, 2006 through June 30, 2006 accounts for $3.8 million of the $12.7 million increase. Further, the comparable Owned Hotel RevPAR increase of 13.3% was driven primarily by Delano Miami which experienced RevPAR growth in of 16.1% for the six months ending June 30, 2007 as compared to the comparable period in 2006 due to the newly renovated rooms and an increase in group travel. Growth at Hudson, which was primarily driven by rate growth in almost all business segments, especially the corporate and group segments due to the strength of the New York market, resulted in RevPAR growth of 15.9%.

Food and beverage revenue increased 16.8% to $52.4 million for the six months ended June 30, 2007 compared to $44.8 million for the six months ended June 30, 2006. The inclusion of Mondrian Scottsdale for the full six months ended June 30, 2007 as compared to the period from May 5, 2006 through June 30, 2006 accounts for $3.1 million of the $7.5 million increase due to the opening of Asia de Cuba, Skybar and the Redbar in late January 2007. Additionally, food and beverage revenues at Hudson increased 27.9%, or $2.2 million, for the six months ended June 30, 2007 as compared to the same period in 2006 due to the fact that catering was brought in-house in February 2007 and was previously outsourced to a third party. Therefore, beginning in February 2007, Hudson began recording food and beverage revenues and expense for the catering department. Our restaurants and bars are destinations in their own right, with a local customer base in addition to hotel guests; their revenue performance is driven by local market factors in the restaurant and bar business.

Other hotel revenue decreased by 8.2% to $7.2 million for the six months ended June 30, 2007 as compared to $7.9 million for the six months ended June 30, 2006, primarily due to a 10.6% decline in telephone revenues over the six months ended June 30, 2007 as compared to the same period in 2006 due to increased use of cell phones by our guests. Further, Delano Miami experienced a 22.9% decline for the six months ended June 30, 2007 as compared to the same period in 2006, primarily due to a change in the Delano Miami valet parking contract in June 2006. In June 2006, Delano Miami began outsourcing the valet parking to a third party thereby reducing revenues and expenses. The inclusion of Mondrian Scottsdale for the full six months ended June 30, 2007 as compared to the period from May 5, 2006 through June 30, 2006 did not have a material impact on other hotel revenues.

Management Fee—Related Parties.   During the first six months of 2007 and 2006, management fee—related parties was comprised of continuing fee income from our contracts to manage our Joint Venture Hotels. The increase of 105.2% to $9.0 million for the six months ended June 30, 2007 as compared to $4.4 million for the six months ended June 30, 2006 is related to management fees recognized in 2007 for the management of the Hard Rock, which the Company began managing on February 2, 2007.

Operating Costs and Expenses

Rooms expense increased 21.1% to $25.0 million for the six months ended June 30, 2007 compared to $20.6 million for the six months ended June 30, 2006. The inclusion of Mondrian Scottsdale for the full six months ended June 30, 2007 as compared to the period from May 5, 2006 through June 30, 2006 accounts for $1.3 million of the $4.3 million increase. The remaining increase in expense is consistent with the increase in rooms revenue for the six months ended June 30, 2007 as compared to the same period in 2006.

Food and beverage expense increased 23.4% to $34.8 million for the six months ended June 30, 2007 compared to $28.2 million for the six months ended June 30, 2006. The inclusion of Mondrian Scottsdale for the full six months ended June 30, 2007 as compared to the period from May 5, 2006 through June 30, 2006 accounts for $2.3 million of the $6.6 million increase. The remaining increase in expense is consistent with the increase in food and beverage revenue for the six months ended June 30, 2007 as compared to the same period in 2006.

Other departmental expense increased 3.7% to $4.0 million for the six months ended June 30, 2007 compared to $3.8 million for the six months ended June 30, 2006. The inclusion of Mondrian Scottsdale for the full six months ended June 30, 2007 as compared to the period from May 5, 2006 through June 30, 2006 accounts for a $0.4 million increase in other departmental expenses which is offset by a decrease of $0.3 million related to the change in the Delano Miami valet contract discussed above.

Hotel selling, general and administrative expense increased 12.5% to $30.1 million for the six months ended June 30, 2007 compared to $26.8 million for the six months ended June 30, 2006. The inclusion of Mondrian Scottsdale for the full six months ended June 30, 2007 as compared to the period from May 5, 2006 through June 30, 2006 accounts for $2.6 million of the $3.3 million increase, primarily due to pre-opening expenses related to the completion of the hotel renovation in late January 2007.

Property taxes, insurance and other expense increased 26.9% to $10.0 million for the six months ended June 30, 2007 compared to $7.8 million for the six months ended June 30, 2006. The inclusion of Mondrian Scottsdale for the full six months ended June 30, 2007 as compared to the period from May 5, 2006 through June 30, 2006 accounts for $1.4 million of the $2.1 million increase. The remaining increase is due to increases in property insurance premiums which have been prevalent throughout the industry.

Stock-based compensation of $5.4 million was recognized for the six months ended June 30, 2007 compared to $3.2 million for the six months ended June 30, 2006, due to additional annual stock based compensation granted to non-employee directors, officers and employees during the six months ended June 30, 2007.

Other corporate expenses increased by 41.3% to $13.2 million for the six months ended June 30, 2007 compared to $9.4 million for the six months ended June 30, 2006. This increase is primarily due to costs of being a public company such as legal fees and Sarbanes-Oxley compliance costs as well as additional payroll and payroll related costs incurred as a result of the hiring of additional employees due to expansion.

Depreciation and amortization decreased 10.0% to $9.7 million for the six months ended June 30, 2007 compared to $10.7 million for the six months ended June 30, 2006. Many of our assets, including furniture, fixtures and equipment, are depreciated over five years, and a portion of these assets became fully depreciated during 2005 and 2006.

Interest Expense, net.   Interest expense, net decreased 5.0% to $21.8 million for the six months ended June 30, 2007 compared to $23.0 million for the six months ended June 30, 2006. The $1.1 million decrease in interest expense, net was due to:

•       decreased interest expense of $5.1 million resulting from the February 2006 payoff and October 2006 refinancing of the mortgage and mezzanine debt, including prepayment fees, secured by five of our wholly-owned hotels;

•       decreased amortization of deferred financing costs, including the write-off of costs associated with the above mentioned repaid loans of $7.0 million; offset by

•       an increase of $6.6 million in interest expense due to changes in the value of the interest rate cap, which does not qualify for hedge accounting under SFAS No. 133;

•       an increase in interest expense of $2.2 million related to the issuance of junior subordinated notes;

•       an increase in interest expense of $1.1 million related to borrowings under the Company’s credit line during 2007; and

•       an increase in interest expense of $0.5 million related to the mortgage debt on Mondrian Scottsdale.

Equity in loss of unconsolidated joint ventures increased by $6.8 million to $6.9 million for the six months ended June 30, 2007 compared to $0.1 million for the six months ended June 30, 2006. The loss recorded in the six months ended June 30, 2007 was primarily driven by the Company’s equity pick-up for the Hard Rock, primarily due to interest expense, and Mondrian South Beach primarily due increased advertising costs to sell the hotel condominium units. Neither the Hard Rock nor Mondrian South Beach was part of the Company’s portfolio during the six months ended June 30, 2006. Offsetting these losses in 2007, we recorded income of $3.3 million for the six months ended June 30, 2007 in our joint venture in London compared to income of $0.8 million recorded for the same period in 2006.

The components of RevPAR from the comparable Joint Venture Hotels (which excludes Hard Rock, as the Company invested in this hotel in February 2007), for the six months ended June 30, 2007 and 2006 are summarized as follows:

	Six Months Ended
	June 30, 2007	June 30, 2006	Change ($)	Change (%)
Occupancy	72.8%	74.6%	—	(2.4)%
ADR	$473	$393	$80	20.3%
RevPAR	$344	$293	$51	17.5%

The components of RevPAR from the Hard Rock for the period from February 2, 2007 through June 30, 2007 are summarized as follows:

Occupancy	91.3%
ADR	$222
RevPAR	$202

Other non-operating (income) expense reflected income of $4.1 million in the six months ended June 30, 2007 as compared to $0.4 million of expense recognized during the six months ended June 30, 2006. The income recognized during the six months ended June 30, 2007 relates to consideration of $6.1 million in cash received from the transfer of our joint venture partners’ 50% share of the London hotels to an unrelated third party, offset by legal expenses incurred related to the Shore Club litigation and the write-off of furniture and fixtures at Royalton as the hotel is under a complete renovation. For the three months ended June 30, 2006, the other non-operating expense relates to legal costs incurred related to the Shore Club litigation.

Income tax expense was $0.9 million for the six months ended June 30, 2007 as compared to $12.8 million for the six months ended June 30, 2006 due primarily to the recording of a deferred tax liability in February 2006 as a result of difference in basis of assets and liabilities as part of the Company’s formation and structuring transaction.

Liquidity and Capital Resources

As of June 30, 2007, we had approximately $12.5 million in available cash and cash equivalents. The Company has both short-term and long-term liquidity requirements as described in more detail below.

Additionally, on July 25, 2007, the Company completed an equity offering of 12,210,840 shares of common stock, of which 2,777,495 new shares of common stock were sold by the Company and 9,433,345 previously issued shares of common stock were sold by certain selling stockholders. Net proceeds to the Company as a result of the offering were approximately $59.5 million.

Short-Term Liquidity Requirements.   We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred within the next 12 months and believe those requirements consist primarily of funds necessary to pay operating expenses and other expenditures directly associated with our properties, including the funding of our reserve accounts. Our reserve accounts consist of restricted cash that is swept by our lenders beginning on the ninth day of each month to fund monthly debt service payments, property, sales and occupancy taxes and insurance premiums of our hotels. After funding these reserve accounts, we fund operating expenses and our furniture, fixtures and equipment reserve (approximately 4% of total revenues). We expect to meet our short-term liquidity needs through existing working capital and cash provided by our operations and, if necessary, from borrowings under our line of credit.

Long-Term Liquidity Requirements.   We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next 12 months and believe these requirements consist primarily of funds necessary to pay scheduled debt maturities, renovations and other non-recurring capital expenditures that need to be made periodically to our properties and the costs associated with acquisitions and development of properties under contract and new acquisitions and development projects that we may pursue. Our long-term liquidity requirements are also affected by a potential liability to a designer for which we have accrued $12.1 million.. Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, borrowings under our line of credit, and long-term mortgages on our properties

We believe that these sources of capital will continue to be available to us in the future to fund our long-term liquidity requirements. However, our ability to incur additional debt is dependent upon a number of factors, including, our degree of leverage, the value of our unencumbered assets, borrowing restrictions imposed by existing lenders and general market conditions. In addition, our ability to raise funds through the issuance of equity securities is dependent upon, among other things, general market conditions and market perceptions about us. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but the equity markets may not be consistently available on terms that are attractive or at all.

We expect we will require additional borrowings, including borrowings under our line of credit to satisfy our long-term liquidity requirements. Other sources may be sales of common or preferred stock and/or cash generated through property dispositions and joint venture transactions.

Anticipated Capital Expenditures and Liquidity Requirements

Property Renovation.   We plan to renovate several of our existing properties at an estimated cost of approximately $40.0 million in 2007 and approximately $15.0 million in 2008. We anticipate spending a significant portion of this amount on Mondrian Los Angeles, Royalton and Delano Miami. The majority of our capital expenditures are expected to be funded from cash flow, our restricted cash and reserve accounts.

Echelon Las Vegas.   In January 2006, the Company entered into a limited liability company agreement with a subsidiary of Boyd, through which we plan to develop, as 50/50 owners, Delano Las Vegas and Mondrian Las Vegas, both of which are expected to open in 2010. After certain milestones in the joint venture development process have been met, the Company is expected to complete its contribution of approximately $91.5 million in cash and Echelon will contribute approximately 6.1 acres of land to the joint venture. It is expected that these contributions will be completed by June 30, 2008, as part of pre-development. As of June 30, 2007, we had made approximately $37.2 million in capital contributions toward our total funding requirements. We anticipate contributing another $20.0 million prior to June 30, 2008 for pre-development work, which amounts will be applied toward our capital contributions.

Hard Rock.   Under the terms of the joint venture agreements for the Hard Rock, DLJMB agreed to fund 100% of the equity capital required to expand the property, up to a total of an additional $150.0 million. The Company has the option, but is not required, to fund a portion of the expansion project, up to a total of an additional $50 million. As of August 10, 2007, we have funded approximately $3.9 million through the issuance of a letter of credit to maintain our pro rata share of equity in the joint venture. The Company expects to make future funding decisions on a case-by-case basis at the time of the relevant capital calls based on its view at the time of the anticipated returns from the incremental investments and the other opportunities the Company has to invest capital.

Other Commitments.   Other capital commitments include approximately $15.0 million to fund the Delano Miami expansion over the next two years and approximately $14.5 million to fund our equity investment in Mondrian Chicago which may be required in 2007.

Comparison of Cash Flows for Six Months Ended June 30, 2007 to June 30, 2006

Operating Activities.   Net cash provided by operating activities was $18.1 million for the six months ended June 30, 2007 compared to $14.4 million for the six months ended June 30, 2006. The increase is primarily due to lower cash interest costs.

Investing Activities.   Net cash used in investing activities amounted to $50.3 million for the six months ended June 30, 2007 compared to $106.7 million for the six months ended June 30, 2006. The decrease in cash used in investing activities primarily relates to the $50.0 million deposit the Company made in 2006 related to its investment in Hard Rock for which there was no comparable investment in 2007.

Financing Activities.   Net cash provided by financing activities amounted to $17.2 million for the six months ended June 30, 2007 compared to $84.6 million for the six months ended June 30, 2006. The cash provided by financing was greater in the six months ended June 30, 2006 due to the completion of the IPO in February 2006 discussed in Note 1 to the consolidated/combined financial statements. During the six months ended June 30, 2007, the Company repurchased 1.2 million shares of its common stock for $20.6 million and received funds from its draw on its credit facility, which it repaid in July 2007 from proceeds of the equity offering previously discussed.

Debt

New Revolving Credit Agreement.   On October 6, 2006, the Company and certain of its subsidiaries entered into the New Revolving Credit Agreement in the initial amount of $225.0 million, which includes a $50.0 million letter of credit sub-facility and a $25.0 million swingline sub-facility with Wachovia Capital Markets, LLC and Citigroup Global Markets Inc.

The amount available from time to time under the New Revolving Credit Agreement is also conditioned upon the amount of an available borrowing base calculated by reference to collateral described below. The available borrowing base is currently approximately $64.0 million, but that amount may be increased up to $225.0 million at the Borrower’s option by increasing the amount of the borrowing capacity on Delano Miami granted by the Delano Miami mortgage lender (discussed below) and upon payment of the related additional recording tax. Had the Borrower exercised this option, the available borrowing base as of the June 30, 2007 (assuming an increase in the Delano Miami mortgage and payment of the related additional recording tax) would have been approximately $204.3 million. That availability may also be increased through procedures specified in the New Revolving Credit Agreement for adding property to the borrowing base and for revaluation of the property that constitutes the borrowing base.

The commitments under the New Revolving Credit Agreement terminate on October 5, 2011, at which time all outstanding amounts under the New Revolving Credit Agreement will be due and payable. The Borrower may, at its option, with the prior consent of the lender and subject to customary conditions, request an increase in the aggregate commitment under the New Revolving Credit Agreement to up to $350.0 million.

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

As of June 30, 2007, the Company was in compliance with the covenants of the New Revolving Credit Agreement.

The Company borrowed $30.0 million on the line of credit in February 2007 to make a required deposit as part of our involvement in the Echelon project in Las Vegas. The balance outstanding on the New Revolving Credit Agreement at June 30, 2007 was $35.0 million. A portion of the net proceeds from the Company’s equity offering in July 2007 were used to pay down the outstanding balance on the New Revolving Credit Agreement.

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

Also on October 6, 2006, the Company terminated its then-existing three-year revolving credit facility of $125.0 million which was entered into concurrently with the Company’s IPO in February 2006 and did not have any amounts outstanding at the time of its termination.

New Mortgage Agreement.   Also on October 6, 2006, subsidiaries of the Company entered into the New Mortgages with Wachovia Bank, National Association, as lender, consisting of two separate mortgage loans and a mezzanine loan. These loans, a $217.0 million first mortgage note secured by Hudson, a $32.5 million mezzanine loan secured by a pledge of the equity interests in the Company’s subsidiary owning Hudson, and a $120.5 million first mortgage note secured by Mondrian Los Angeles, all mature on July 15, 2010.

The New Mortgages bear interest at a blended rate of 30-day LIBOR plus 125 basis points. The Company has the option of extending the maturity date of the New Mortgages to October 15, 2011. The Company maintained an interest rate cap for the amount of the New Mortgages at 4.25% through June 30, 2007 and entered into forward starting swaps beginning on June 9, 2007 that effectively fix the LIBOR rate on the debt under the New Mortgages at approximately 5.0% through the maturity date.

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

The New Mortgages prohibit the incurrence of additional debt on Hudson and Mondrian Los Angeles. Furthermore, the subsidiary borrowers (entities owning Hudson and Mondrian Los Angeles) are not permitted to incur additional mortgage debt or partnership interest debt. In addition, the New Mortgages do not permit (1) transfers of more than 49% of the interests in the subsidiary borrowers, Morgans Group LLC or the Company or (2) a change in control of the subsidiary borrowers or in respect of Morgans Group LLC or the Company itself without, in each case, complying with various conditions or obtaining the prior written consent of the lender.

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

As of June 30, 2007, the Company was in compliance with the covenants of the New Mortgages.

Notes to a Subsidiary Trust Issuing Preferred Securities.   In August 2006, the Trust issued $50.0 million of trust preferred securities in a private placement. The sole assets of the Trust consist of the Notes due October 30, 2036 issued by our operating partnership and guaranteed by us. The proceeds of the issuance of the Notes was used to repay the Company’s then-existing credit agreement and to fund the equity contribution on Mondrian South Beach with the remainder available for general corporate purposes. These trust preferred securities and the Notes both have a 30-year term, ending October 30, 2036, and bear interest at a fixed rate of 8.68% for the first ten years, ending October 2016, and thereafter will bear interest at a floating rate based on the three-month LIBOR plus 3.25%. These securities are redeemable by the Trust at par beginning on October 30, 2011.

The Note agreement requires that the Company maintain a fixed charge coverage ratio, as defined, of 1.4 to 1.0 and prohibits the Company from issuing subordinate debt through February 4, 2007. As of June 30, 2007, the Company was in compliance with the covenants of the Note agreement.

Clift.   We lease Clift under a 99-year non-recourse lease agreement expiring in 2103. The lease is accounted for as a financing with a balance of $79.3 million at June 30, 2007. The lease payments were $2.8 million per year through October 2006 and $6.0 million per year through October 2014 with inflationary increases at five-year intervals thereafter beginning in October 2014.

Hudson.   We lease two condominium units at Hudson which are reflected as capital leases with balances of $6.1 million at June 30, 2007. Currently annual lease payments total approximately $800,000 and are subject to increases in line with inflation. The leases expire in 2096 and 2098.

Promissory Note.   The purchase of the building across the street from Delano Miami was partially financed with the issuance of a $10.0 million three-year interest only promissory note by the Company to the seller, which matures on January 24, 2009. The note currently bears interest at 8.5% through February 24, 2008 and 10% thereafter.

Mondrian Scottsdale Debt.   In May 2006, the Company obtained mortgage financing on Mondrian Scottsdale. The $40.0 million loan, which accrues interest at LIBOR plus 2.30%, matures in May 2008 and has three one-year extensions. The Company has purchased an interest rate cap which limits the interest rate exposure to 6.0% and expires on June 1, 2008.

Seasonality

The hospitality business is seasonal in nature and we experience some seasonality in our business. For example, our New York hotels are generally strongest in the fourth quarter, while our Miami hotels are generally strongest in the first quarter. Quarterly revenues also may be adversely affected by events beyond our control, such as extreme weather conditions, terrorist attacks or alerts, natural disasters, airline strikes, economic factors and other considerations affecting travel.

To the extent that cash flows from operations are insufficient during any quarter, due to temporary or seasonal fluctuations in revenues, we may have to enter into additional short-term borrowings to meet cash requirements.

Capital Expenditures and Reserve Funds

We are obligated to maintain reserve funds for capital expenditures at our hotels as determined pursuant to our debt and lease agreements. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. Our debt and lease agreements require us to reserve funds at amounts equal to 4% of the hotel’s revenues and require the funds to be set aside in restricted cash. In addition, the restaurant joint ventures require the ventures to set aside restricted cash of between 2% to 4% of gross revenues of the restaurant. As of June 30, 2007, $5.7 million was available in restricted cash reserves for future capital expenditures. In addition, as of June 30, 2007, we have a reserve for major capital improvements of $5.0 million under the New Mortgages.

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

We plan to renovate several of our existing properties at an estimated cost of approximately $40.0 million in 2007 and approximately $15.0 million in 2008. We anticipate spending a significant portion of these funds to renovate Mondrian Los Angeles, Royalton and Delano Miami. The majority of our capital expenditures at our existing hotels are expected to be funded from cash flow, our restricted cash and reserve accounts. Our capital expenditures could increase if we decide to acquire, renovate or develop hotels or additional space at existing hotels.

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

On June 29, 2005, we entered into an interest rate cap agreement with a notional amount of $580.0 million, the then full amount of debt secured by five hotels (Hudson, Mondrian Los Angles, Delano Miami, Morgans and Royalton), with a LIBOR cap of 4.25% expiring on July 9, 2007. We recognize the change in the fair value of this agreement in interest expense.

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

Off-Balance Sheet Arrangements

We own interests in two hotels through a 50/50 joint venture known as Morgans Europe. Morgans Europe owns two hotels located in London, England, St Martins Lane, a 204-room hotel, and Sanderson, a 150-room hotel. Net income or loss and cash distributions or contributions are allocated to the partners in accordance with ownership interests. At June 30, 2007, our book investment in Morgans Europe was $15.3 million. We account for this investment under the equity method of accounting. Our equity in income or loss of the joint venture amounted to income of $2.5 million and income of $0.2 million for the three months ended June 30, 2007 and 2006, respectively, and income of $3.3 million and loss of $3.0 million for the six months ended June 30, 2007 and 2006, respectively.

The Company owns interest in an apartment building on Biscayne Bay in South Beach Miami through the South Beach Venture. The South Beach Venture is in the process of renovating and converting the apartment building into a condo and hotel to be operated under the Company’s Mondrian brand. The Company will operate Mondrian South Beach under a long-term incentive management contract.

The South Beach Venture has acquired the existing building and land for a gross purchase price of $110.0 million. The South Beach Venture expects to spend approximately $65.0 million on renovations. An initial equity investment of $15.0 million from each of the Company and Hudson Capital was funded at closing. We account for this investment under the equity method of accounting. At June 30, 2007, our book investment in the South Beach Venture was $10.7 million. Our equity in loss of the South Beach Venture amounted to $0.7 million for the three months ended June 30, 2007 and $2.0 for the six months ended June 30, 2007.

On February 2, 2007, we completed the purchase of the Hard Rock. With the Company funding one-third of the equity, or approximately $57.5 million, and DLJMB funding two-thirds of the equity, or approximately $115 million. The remainder of the $770 million purchase price was financed with mortgage financing under a credit agreement entered into by the joint venture. At June 30, 2007, our book investment in the Hard Rock venture was $48.1 million. Our equity in loss of this venture for the three months ended June 30, 2007 was $3.8 million and $7.7 million for the six months ended June 30, 2007.

In June 2007, the Company contributed $5 million for a 20% equity interest in a joint venture with Cape Advisors Inc. to acquire and develop a Mondrian hotel in the SoHo neighborhood of New York City. The Mondrian SoHo is currently expected to have 270 rooms, a restaurant, bar, ballroom, meeting rooms, exercise facility and a penthouse suite with outdoor space that can be used as a guest room or for private events. Upon completion, the Company is expected to operate the hotel under a 10-year management contract with two 10-year extension options. As of June 30, 2007, our book investment in the Mondrian SoHo venture was $5.1 million.

In June 2007, the Company formed a joint venture with M Development to acquire and develop a Mondrian hotel in Chicago. The Company will have a 49% equity interest in the joint venture and expects to contribute approximately $15 million to the project, of which approximately $0.5 million was contributed in June 2007. The Mondrian Chicago is currently expected to have 200 rooms and feature a restaurant and bar, meeting rooms, an exercise facility, as well as outdoor food and beverage operations. Upon completion, the Company is expected to operate the hotel under a 20-year management contract with two 5-year extension options. As of June 30, 2007, our book investment in the Mondrian Chicago venture was $0.6 million.

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

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk.

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Some of our outstanding debt has a variable interest rate. As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Derivative Financial Instruments” above, we use some derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of June 30, 2007, our total outstanding debt, including capitalized lease obligations, was approximately $591.2 million, of which approximately $445.0 million, or 75.3%, was variable rate debt. The Company entered into hedge agreements which capped LIBOR at 4.25% and expired on July 9, 2007. The Company also entered into hedge agreements which became effective on

July 9, 2007 and cap LIBOR at approximately 5.0%. At June 30, 2007, the LIBOR rate was 5.3%, thereby making our cap in the money. Because of our interest rate caps, an increase in market rates of interest would not have impacted our interest expense. If market rates of interest increase by 1.0%, or approximately 100 basis points, the fair value of our fixed rate debt would decrease by approximately $9.5 million. If market rates of interest decrease by 1.0%, or approximately 100 basis points, the fair value of our fixed rate debt would increase by $12.8 million.

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

Item 4.                        Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on management’s evaluation, including the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective as of June 30, 2007. There has been no change to our internal control over financial reporting during the quarter ended June 30, 2007 identified in connection with the evaluation described above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 1, 2006, the judge granted defendants’ motion to dismiss Philips South Beach LLC’s causes of action for breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, breach of good faith and fair dealing, and unjust enrichment. The judge also struck all claims for punitive damages. Philips South Beach LLC filed a notice of appeal, and we filed a notice of cross-appeal. Philips South Beach LLC has filed an amended complaint adding a punitive damages demand. Our motion to dismiss that demand was denied, and we have filed a notice of appeal. We have answered the amended complaint, denying all substantive allegations and asserting various affirmative defenses. Discovery is ongoing.

On July 27, 2007, Philips South Beach LLC moved for leave to further amend its complaint to assert new claims of fraudulent inducement and seek rescission of the management agreement, return of all fees paid under the management agreement and unspecified punitive damages.

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

On July 13, 2006, the judge issued an order denying defendants’ motion to stay and for a protective order based on the pendency of the Shore Club litigation in New York. On appeal of that order, the Florida court of appeals quashed the order denying the stay and directed the lower court to stay the Florida action pending the disposition of the Shore Club litigation in New York.

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

On July 6, 2006, the judge granted the Company’s motion to dismiss it from the case. Century Operating Associates has filed an amended complaint, re-asserting claims against the Company, including a new claim for aiding and abetting breach of fiduciary duty, and adding claims against a new defendant, Morgans Group LLC. In April 2007, the judge granted our motion to dismiss all claims against the Company and Morgans Group LLC, and certain claims against certain other defendants. In May 2007, Century Operating Associates amended its compliant again re-asserting the same claims against the Company and Morgans Group LLC. On June 8, 2007, we moved to dismiss all claims against the Company and Morgans Group LLC in the amended complaint.

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

None.

Item 3.                        Defaults Upon Senior Securities.

None.

Item 4.                        Submission of Matters to a Vote of Security Holders.

At the Company’s Annual Meeting of Stockholders held on May 22, 2007, three proposals were submitted to a vote of our stockholders.

1.     Election of Directors—Seven directors were elected to serve on our Board of Directors for a term that ends at the 2008 Annual Meeting of Stockholders. The number of votes cast in favor and withheld for each nominee were as follows:

Nominee	In Favor	Withheld
David T. Hamamoto	24,852,333	156,098
W. Edward Scheetz	24,894,974	113,457
Edwin L. Knetzger, III	14,195,211	10,813,220
Lance Armstrong	14,195,129	10,813,302
Fred J. Kleisner	24,894,974	113,457
Thomas L. Harrison	24,346,700	661,731
Robert Friedman	24,388,733	619,698

2.     Ratification of Auditors—The stockholders ratified the appointment of BDO Seidman, LLP as our independent registered public accounting firm for 2007. The number of votes cast in favor and against the proposal, as well as the number of abstentions were as follows:

In Favor	Against	Abstained
24,993,612	6,914	7,905

3.     Approval of the 2007 Omnibus Incentive Plan—The stockholders approved the 2007 Omnibus Incentive Plan which amends and restates the Morgans Hotel Group Co. 2006 Omnibus Incentive Plan. The number of votes cast in favor and against the proposal, as well as the number of abstentions were as follows:

In Favor	Against	Abstained
18,267,364	4,878,002	83,644

Item 5.                        Other Information.

None.

Item 6.                        Exhibits.

Exhibit No.	Description of Exhibit
10.1	Morgans Hotel Group Co. 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2007).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.*

*                    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MORGANS HOTEL GROUP CO.
August 10, 2007	/s/ W. EDWARD SCHEETZ
W. Edward Scheetz
President and Chief Executive Officer
August 10, 2007	/s/ RICHARD SZYMANSKI
Richard Szymanski
Chief Financial Officer and Secretary