Form 10-Q
period 2007-09-30
Morgans Hotel Group Co.
filed 2007-11-13
CIK 1342126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2007
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
Commission File Number: 000-51802

MORGANS HOTEL GROUP CO.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	16-1736884 (I.R.S. employer identification no.)

475 Tenth Avenue
New York, New York (Address of principal executive offices)	10018 (Zip Code)
212-277-4100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerate filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐     Accelerated filer  ☐     Non-accelerated filer  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of November 12, 2007 was 34,763,244.

Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for “forward-looking statements” made by or on behalf of a company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our stockholders. These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Important risks and factors that could cause our actual results to differ materially from any forward-looking statements include, but are not limited to, the risks discussed in the Company’s Annual Report on Form 10-K under the section titled “Risk Factors” and in this Quarterly Report on Form 10-Q under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; downturns in economic and market conditions, particularly levels of spending in the business, travel and leisure industries; hostilities, including future terrorist attacks, or fear of hostilities that affect travel; risks related to natural disasters, such as earthquakes and hurricanes; risks associated with the acquisition, development and integration of properties; the seasonal nature of the hospitality business; changes in the tastes of our customers; increases in real property tax rates; increases in interest rates and operating costs; the impact of any material litigation; the loss of key members of our senior management; general volatility of the capital markets and our ability to access the capital markets; and changes in the competitive environment in our industry and the markets where we invest.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Morgans Hotel Group Co.
Consolidated Balance Sheets
(in thousands)
(unaudited)

	September 30,	December 31,
	2007	2006
Assets
Property and equipment, net	$522,421	$494,537
Goodwill	73,698	73,698
Investments in and advances to unconsolidated joint ventures	113,858	30,400
Cash and cash equivalents	42,760	27,549
Restricted cash	28,197	24,368
Accounts receivable, net	10,108	9,413
Related party receivables	3,948	2,840
Prepaid expenses and other assets	11,724	8,175
Escrows and deferred fees—Hard Rock investment	—	62,550
Deferred income taxes	3,268	—
Other, net	17,737	24,476

Total assets	$827,719	$758,006

Liabilities and Stockholders’ Equity
Long term debt and capital lease obligations	$581,147	$553,197
Accounts payable and accrued liabilities	45,470	35,039
Deferred income taxes	—	10,166
Other liabilities	17,454	16,841

Total liabilities	644,071	615,243
Minority interest	19,614	20,317
Commitments and contingencies
Common stock, $.01 par value; 200,000,000 shares authorized at September 30, 2007 and December 31, 2006, respectively; 36,277,495 and 33,500,000 shares issued at September 30, 2007 and December 31, 2006, respectively	363	335
Treasury stock, at cost, 1,547,412 and 336,026 shares of common stock at September 30, 2007 and December 31, 2006, respectively	(27,024)	(5,683)
Additional paid-in capital	214,144	138,840
Comprehensive income	(4,763)	(1,103)
Accumulated deficit	(18,686)	(9,943)

Stockholders’ equity	164,034	122,446

Total liabilities and stockholders’ equity	$827,719	$758,006

Morgans Hotel Group Co. and Predecessor
Consolidated/Combined Statements of Operations and
Comprehensive Loss
(in thousands, except per share data)
(unaudited)

				Morgans Hotel
	Morgans Hotel	Morgans Hotel	Morgans Hotel	Group Co.	The Predecessor
	Group Co.	Group Co.	Group Co.	Period from	Period from
	Three Months Ended	Three Months Ended	Nine Months Ended	February 17, 2006	January 1, 2006
	September 30,	September 30,	September 30,	to September 30,	to February 16,
	2007	2006	2007	2006	2006
Revenues
Rooms	$39,974	$40,082	$132,502	$102,210	$17,742
Food and beverage	24,221	21,333	76,572	55,032	11,135
Other hotel	3,182	3,315	10,425	9,564	1,645

Total hotel revenues	67,377	64,730	219,499	166,806	30,522
Management fee-related parties	4,721	1,974	13,691	5,323	1,022

Total revenues	72,098	66,704	233,190	172,129	31,544
Operating Costs and Expenses
Rooms	11,061	10,909	36,044	26,446	5,098
Food and beverage	16,185	14,799	50,977	35,500	7,494
Other departmental	1,846	1,701	5,816	4,909	619
Hotel selling, general and administrative	13,742	13,826	43,845	33,738	6,841
Property taxes, insurance and other	3,534	3,852	13,490	9,676	2,024

Total hotel operating expenses	46,368	45,087	150,172	110,269	22,076
Corporate general and administrative
Stock based compensation	10,664	2,133	16,065	5,294	—
Other	7,451	4,587	20,664	11,326	2,611
Depreciation and amortization	5,055	4,563	14,739	12,293	3,030

Total operating costs and expenses	69,538	56,370	201,640	139,182	27,717
Operating income	2,560	10,334	31,550	32,947	3,827
Interest expense, net	10,690	12,584	32,504	29,000	6,537
Equity in loss (income) from unconsolidated joint ventures	5,931	(1,621)	12,867	(2,107)	614
Minority interest in joint ventures	461	594	2,583	2,611	568
Other non-operating expenses (income)	3,228	299	(888)	653	—

(Loss) income before income tax (benefit) expense and minority interest	(17,750)	(1,522)	(15,516)	2,790	(3,892)
Income tax (benefit) expense	(7,415)	(759)	(6,498)	11,974	90

(Loss) before minority interest	(10,335)	(763)	(9,018)	(9,184)	(3,982)
Minority interest	(314)	(59)	(274)	(303)	—

Net (loss)	$(10,021)	$(704)	$(8,744)	$(8,881)	$(3,982)

Other comprehensive (loss) income
Unrealized gain on interest rate swap, net of tax	$(7,327)	$(3,464)	$(3,844)	$(1,694)	—
Foreign currency translation gain	117	31	183	—	—

Comprehensive loss	$(17,231)	$(4,137)	$(12,405)	$(10,575)	$(3,982)

Loss per share:
Basic and diluted	$(0.29)	$(0.02)	$(0.27)	$(0.27)
Weighted average number of common shares outstanding:
Basic and diluted	34,068	33,500	32,771	33,500

Morgans Hotel Group Co. and Predecessor
Consolidated/Combined Statements of Cash Flows
(in thousands)
(unaudited)

	Morgans Hotel	Morgans Hotel	The
	Group Co.	Group Co.	Predecessor
	Period from	Period from	Period from
	January 1,	February 17,	January 1,
	2007 to	2006 to	2006 to
	September 30,	September 30,	February 16,
	2007	2006	2006
Cash flows from operating activities
Net loss	$(8,744)	$(8,881)	$(3,982)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	14,285	11,915	2,911
Amortization of other costs	454	378	119
Amortization of deferred financing costs	1,526	6,854	1,214
Stock based compensation	16,065	5,294	—
Equity in losses (income) from unconsolidated joint ventures	12,867	(2,107)	614
Loss on disposal of property and equipment	695	—	—
Deferred income taxes	(13,434)	8,124	—
Change in value of interest rate caps and swaps, net	3,018	(177)	(1,655)
Minority interest	(703)	(221)	(733)
Changes in assets and liabilities:
Accounts receivable, net	(695)	(1,855)	(168)
Related party receivables	(1,108)	(81)	(108)
Restricted cash	(2,985)	6,525	(2,080)
Prepaid expenses and other assets	(3,549)	(816)	1,127
Accounts payable and accrued liabilities	10,431	8,365	(2,082)
Other liabilities	(904)	(2,742)	408

Net cash provided by (used in) operating activities	27,219	30,575	(4,415)

Cash flows from investing activities
Additions to property and equipment	(42,866)	(56,770)	(5,091)
Deposit on Hard Rock investment	—	(50,000)	—
Deposits into capital improvement escrows, net	(845)	(3,802)	(45)
Distributions and reimbursements from unconsolidated joint ventures	12,690	33	—
Investment in unconsolidated joint ventures	(46,693)	(18,008)	(2)

Net cash used in investing activities	(77,714)	(128,547)	(5,138)

Cash flows from financing activities
Proceeds from long term debt	68,344	220,990	—
Payments on long term debt and capital lease obligations	(40,394)	(344,729)	(214)
Repayment of Clift Preferred Equity	—	(11,393)	—
Contributions	—	—	3,738
Distributions	—	(9,500)	(968)
Proceeds from issuance of common stock, net of costs	59,518	272,777	—
Deposit on financing of Hard Rock investment	—	(11,500)	—
Purchase of treasury stock	(21,587)	—	—
Financing and deferred costs	(175)	(3,536)	—

Net cash provided by financing activities	65,706	113,109	2,556

Net increase (decrease) in cash and cash equivalents	15,211	15,137	(6,997)
Cash and cash equivalents, beginning of period	27,549	14,838	21,835

Cash and cash equivalents, end of period	$42,760	$29,975	$14,838

Supplemental disclosure of cash flow information
Cash paid for interest	$28,401	$24,534	$6,521

Cash paid for taxes	$1,197	$382	$213

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
The Morgans Hotel Group Co. predecessor (the “Predecessor”) comprised the subsidiaries and ownership interests that were contributed as part of the formation and structuring transactions from Morgans Hotel Group LLC, now known as Residual Hotel Interest LLC (“Former Parent”), to Morgans Group LLC, our operating company. The Former Parent was owned approximately 85% by NorthStar Hospitality, LLC, a subsidiary of NorthStar Capital Investment Corp., and approximately 15% by RSA Associates, L.P.
In connection with the IPO, the Former Parent contributed the subsidiaries and ownership interests in nine operating hotels in the United States and the United Kingdom to Morgans Group LLC in exchange for membership units. Simultaneously, Morgans Group LLC issued additional membership units to the Predecessor in exchange for cash raised by the Company from the IPO. The Former Parent also contributed all the membership interests in its hotel management business to Morgans Group LLC in return for 1,000,000 membership units in Morgans Group LLC exchangeable for shares of the Company’s common stock. The Company is the managing member of Morgans Group LLC, and has full management control.
On February 17, 2006, the Company completed its IPO. The Company issued 15,000,000 shares of common stock at $20 per share resulting in net proceeds of approximately $272.5 million, after underwriters’ discounts and offering expenses. On February 17, 2006, the Company paid down $294.6 million of long term debt which included principal and interest, and paid in full the preferred equity in Clift due a related party of $11.4 million, which included outstanding interest and distributed $9.5 million to certain stockholders.
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
Operating Hotels
The Company’s operating hotels as of September 30, 2007 are as follows:

		Number of
Hotel Name	Location	Rooms	Ownership
Delano Miami	Miami Beach, FL	194	(1)
Hudson	New York, NY	804	(5)
Mondrian Los Angeles	Los Angeles, CA	237	(1)
Morgans	New York, NY	113	(1)
Royalton	New York, NY	169	(1)
Sanderson	London, England	150	(2)
St. Martins Lane	London, England	204	(2)
Shore Club	Miami Beach, FL	307	(3)
Clift	San Francisco, CA	363	(4)
Mondrian Scottsdale	Scottsdale, AZ	194	(1)
Hard Rock Hotel & Casino	Las Vegas, NV	647	(6)

(1)	Wholly-owned hotel.

(2)	Owned through a 50/50 unconsolidated joint venture.

(3)	Operated under a management contract, with a minority ownership interest of approximately 7%.

(4)	The hotel is operated under a long-term lease, which is accounted for as a financing.

(5)	The hotel is structured as a condominium, in which the Company owns approximately 96% of the square footage of the entire building.

(6)	Operated under a management contract and owned through an unconsolidated joint venture, in which the Company owns approximately 33.3%.
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
Departure of Chief Executive Officer
On September 19, 2007, pursuant to a mutual agreement with the Company, W. Edward Scheetz resigned as president and chief executive officer and director of the Company in order to permit him to address personal issues. Fred J. Kleisner, one of our directors, was named as the Company’s interim president and chief executive officer. Upon assuming responsibility as interim president and chief executive officer, Mr. Kleisner resigned from the audit committee of our board and the board designated Robert Friedman, one of our directors, as a member of the audit committee and Thomas L. Harrison, currently a member of the audit committee, as the chairman of the audit committee.
Mr. Scheetz entered into a separation agreement and release with the Company. Pursuant to the agreement, Mr. Scheetz retained his vested and unvested stock options, restricted stock units and long-term incentive plan awards. To the extent that these awards are not yet vested, they will remain subject to the existing vesting provisions, but all unvested awards will be fully vested by September 19, 2009 (certain awards which are subject to performance conditions will remain subject to those conditions). Mr. Scheetz did not receive any additional payment in connection with the separation. Included in stock compensation expense is a non-cash expense of $7.3 million related to the awards to Mr. Scheetz, which the Company recognizes in accordance with SFAS 123R, as Mr. Scheetz is no longer an employee.
October 2007 Convertible Notes Offering
On October 17, 2007, the Company issued $172.5 million aggregate principal amount of its 2.375% Senior Subordinated Convertible Notes (the “Notes”) in a private offering. Net proceeds from the offering were approximately $166.8 million.
The Notes are senior subordinated unsecured obligations of the Company and are guaranteed on a senior subordinated basis by the Company’s operating company, Morgans Group LLC. The Notes will be convertible into shares of the Company’s common stock under certain circumstances and upon the occurrence of specified events.
Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 of each year, beginning on April 15, 2008, and the Notes will mature on October 15, 2014, unless previously repurchased by the Company or converted in accordance with their terms prior to such date. The initial conversion rate for each $1,000 principal amount of Notes is 37.1903 shares of the Company’s common stock, representing an initial conversion price of approximately $26.89 per share of common stock. The initial conversion rate is subject to adjustment under certain circumstances.

In connection with the issuance of the Notes, the Company entered into convertible note hedge transactions with respect to the Company’s common stock (the “Call Options”) with Merrill Lynch Financial Markets, Inc. and Citibank, N.A. (collectively, the “Hedge Providers”). The Call Options are exercisable solely in connection with any conversion of the Notes and provide for the Company to receive shares of the Company’s common stock from the Hedge Providers equal to the number of shares issuable to the holders of the Notes upon conversion. The Company paid approximately $58.2 million for the Call Options.
In connection with the sale of the Notes, the Company also entered into separate warrant transactions with Merrill Lynch Financial Markets, Inc. and Citibank, N.A., whereby the Company issued warrants (the “Warrants”) to purchase 6,415,327 shares of common stock, subject to customary anti-dilution adjustments, at an exercise price of approximately $40.00 per share of common stock. The Company received approximately $34.1 million from the issuance of the Warrants.
In the fourth quarter of 2007, the Company will record the purchase of the Call Options, net of the related tax benefit of approximately $20.3 million, as a reduction of paid-in-capital and the proceeds from the Warrants as an addition to paid-in-capital in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock, and other relevant literature.
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
Subsequent to the IPO, the Company is subject to Federal and state income taxes as a C corporation. Income taxes for the period of February 17, 2006 to September 30, 2006 and for the nine months ended September 30, 2007, were computed using the Company’s effective tax rate. The Company recorded $10.2 million in net deferred taxes, related to cumulative differences in the basis recorded for certain assets and liabilities, primarily goodwill and property and equipment at February 17, 2006.

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
A summary of the Company’s derivative and hedging instruments that have been recognized in earnings as of September 30, 2007 and December 31, 2006 is as follows (in thousands):

				Estimated	Estimated
				Fair Market	Fair Market
				Value at	Value at
Notional	Type of	Maturity	Strike	September 30,	December 31,
Amount	Instrument	Date	Rate	2007	2006
$473,750	Interest cap	July 9, 2007	4.25%	$—	$2,467
51,250	Interest cap	July 9, 2007	4.25%	—	265
30,000	Interest cap	July 9, 2007	4.25%	—	156
25,000	Interest cap	July 9, 2007	4.25%	—	130

Total fair value of derivative instruments				$—	$3,018

A summary of the Company’s derivative instruments that have been designated as hedges under SFAS 133 as of September 30, 2007 and December 31, 2006 is as follows (in thousands):

				Estimated	Estimated
				Fair Market	Fair Market
				Value at	Value at
Notional	Type of	Maturity	Strike	September 30,	December 31,
Amount	Instrument	Date	Rate	2007	2006
$285,000	Interest swap	July 9, 2010	5.04%	$(3,896)	$(1,239)
285,000	Sold interest cap	July 9, 2010	4.25%	(4,882)	(6,796)
285,000	Interest cap	July 9, 2010	4.25%	4,954	6,792
85,000	Interest cap	July 15, 2010	7.00%	33	54
85,000	Sold interest cap	July 15, 2010	7.00%	(33)	(54)
85,000	Interest swap	July 15, 2010	4.91%	(861)	(65)
22,000	Interest cap	June 1, 2008	6.00%	—	3
18,000	Interest cap	June 1, 2008	6.00%	—	2

Total fair value of derivative instruments				$(4,685)	$(1,303)

Net fair value of derivative instruments				$(4,685)	$1,715

Total fair value included in other assets				$4,986	$9,871

Total fair value included in other liabilities				$(9,671)	$(8,156)

Stock-based Compensation
The Company accounts for stock based employee compensation using the fair value method of accounting described in SFAS No. 123R, Accounting for Stock-Based Compensation. For share grants, total compensation expense is based on the price of the Company’s stock at the grant date. For option grants, the total compensation expense is based on the estimated fair value using the Black-Scholes option-pricing model. Compensation expense is recorded ratably over the vesting period, if any.
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
Minority Interest
The percentage of membership units in Morgans Group LLC, our operating company, owned by the Former Parent is presented as minority interest in Morgans Group LLC in the consolidated balance sheet and was approximately $19.6 million as of September 30, 2007 and $20.3 million as of December 31, 2006. The minority interest in Morgans Group LLC is (i) increased or decreased by the limited members’ pro rata share of Morgans Group LLC’s net income or net loss, respectively; (ii) decreased by distributions; (iii) decreased by redemptions of membership units for the Company’s common stock; and (iv) adjusted to equal the net equity of Morgans Group LLC multiplied by the limited members’ ownership percentage immediately after each issuance of units of Morgans Group LLC and/or shares of the Company’s common stock and after each purchase of treasury stock through an adjustment to additional paid-in capital. Net income or net loss allocated to the minority interest in Morgans Group LLC is based on the weighted-average percentage ownership throughout the period.

Additionally, $0.2 million and $0.6 million is recorded as minority interest as of September 30, 2007 and December 31, 2006, respectively, which represents our third-party food and beverage joint venture partner’s interest in the restaurant venture at certain of our hotels.
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
The Company adopted FIN 48 on January 1, 2007. On that date, the adoption did not impact the Company’ consolidated financial position or results of operations. The Company does not have any unrecognized tax benefits as of the date of adoption of FIN 48, or as of September 30, 2007. In addition, the Company does not anticipate significant adjustments to the total amount of unrecognized tax benefits within the next twelve months. The Company classifies any tax penalties as other operating expenses, and any interest as interest expense, on the accompanying consolidated financial statements. As of September 30, 2007, the 2006 tax year remains open and subject to audit for both federal and state purposes, as this was the initial tax year for the Company since becoming a C corporation in February 2006.
3.      Income (Loss) Per Share
Basic earnings per share is calculated based on the weighted average number of common stock outstanding during the period. Diluted earnings per share include the effect of potential shares outstanding, including dilutive securities. Potential dilutive securities may include shares granted under the stock incentive plan and membership units in Morgans Group LLC, which may be exchanged for shares of the Company’s common stock under certain circumstances. The outstanding Morgans Group LLC membership units (which may be converted to common stock) have been excluded from the diluted net income (loss) per common share calculation, as there would be no effect on reported diluted net income (loss) per common share. As of September 30, 2007, unvested restricted stock units and LTIP Units (as defined in Note 7) and all stock options have been excluded from the diluted loss per share as they are anti-dilutive.
The table below details the components of the basic and diluted loss per share calculations (in thousands, except for per share data):

	Three Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2007
		Weighted			Weighted
		Average	EPS		Average	EPS
	Loss	Shares	Amount	Loss	Shares	Amount
Basic loss per share	$(10,021)	34,068	$(0.29)	$(8,744)	32,771	$(0.27)
Effect of dilutive stock compensation	—	—	—	—	—	—

Diluted loss per share	$(10,021)	34,068	$(0.29)	$(8,744)	32,771	$(0.27)

On December 7, 2006, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common stock, or approximately 10% percent of its outstanding shares based on the then current market price. The stock repurchases under this program have been and will be made through the open market or in privately negotiated transactions from time to time. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The stock repurchase program may be suspended or terminated at any time without prior notice, and will expire on December 7, 2007. As of September 30, 2007, the Company had repurchased 1,563,921 shares for approximately $27.2 million and subsequently used a portion of these shares for equity awards.

4.     Investments in and Advances to Unconsolidated Joint Ventures
The Company’s investments in and advances to unconsolidated joint ventures and its equity in earnings (losses) of unconsolidated joint ventures are summarized as follows (in thousands):
Investments

	As of	As of
	September 30,	December 31,
Entity	2007	2006
Morgans Hotel Group Europe Ltd.	$14,145	$11,971
Restaurant Venture—SC London	(750)	(128)
Mondrian South Beach	10,683	13,024
Hard Rock Hotel & Casino	43,603	2,478
Las Vegas Echelon	40,108	2,883
Mondrian Chicago	669	—
Mondrian SoHo	5,036	—
Other	364	172

Total	$113,858	$30,400

Equity in income (losses) from unconsolidated joint ventures

		For the Period	For the Period
	For the Nine	from February 17,	from January 1
	Months Ended	2006 to	2006 to
	September 30,	September 30,	February 16,
	2007	2006	2006
Morgans Hotel Group Europe Ltd.	$2,095	$2,012	$(490)
Restaurant Venture—SC London	(529)	331	(94)
Mondrian South Beach	(2,193)	—	—
Hard Rock Hotel & Casino	(12,141)	—	—
Shore Club	—	(236)	(30)
Other	(98)	—	—

Total	$(12,867)	$2,107	$(614)

Morgans Hotel Group Europe Limited
As of September 30, 2007, the Company owned interests in two hotels in London, England, St Martins Lane, a 204-room hotel, and Sanderson, a 150-room hotel, through a 50/50 joint venture known as Morgans Hotel Group Europe Limited (“Morgans Europe”) with Walton MG London Investors V, L.L.C.
Net income or loss and cash distributions or contributions are allocated to the partners in accordance with ownership interests. The Company accounts for this investment under the equity method of accounting.
Under a management agreement with Morgans Europe, the Company earns management fees and a reimbursement for allocable chain service and technical service expenses. The management fees are equal to 4.0% of total hotel revenues, including food and beverage, the reimbursement of allocable chain expenses are currently recovered at approximately 2.5% of hotel revenues excluding food and beverage and the technical services fees are a recovery of project specific costs. The Company is also entitled to an incentive management fee and a capital incentive fee. The Company did not earn any incentive fees during the nine months ended September 30, 2007 or 2006.
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
The South Beach Venture acquired the existing building and land for a gross purchase price of $110.0 million. The South Beach Venture expects to spend approximately $65.0 million on renovations. An initial equity investment of $15.0 million from each of the Company and Hudson Capital was funded at closing. Additionally, the South Beach Venture has received financing of approximately $124.0 million at a rate of LIBOR plus 300 basis points, or 8.66% at September 30, 2007. The balance of this loan at September 30, 2007 was $115.3 million. This loan matures in August 2009.

The South Beach Venture is in the process of selling units as condominiums, subject to market conditions. The South Beach Venture anticipates that unit buyers will have the opportunity to place their units into the hotel’s rental program. In addition to hotel management fees, the Company could also realize fees from the sale of condominium units.
Beginning February 1, 2007, the South Beach Venture is being accounted for as a development project in accordance with SFAS No. 67.
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
The closing of the Transactions and completion of the Merger occurred on February 2, 2007. The Company funded one-third of the equity, or approximately $57.5 million, and DLJMB funded two-thirds of the equity, or approximately $115 million. The remainder of the $770 million purchase price was financed with mortgage financing under a credit agreement entered into by the joint venture. The credit agreement provides for a secured term loan facility, with a term of two years or more, consisting of a $760 million loan for the acquisition including $35.0 million of renovation costs, $48.2 million of financing costs and $56.3 million of cash reserves and working capital, and a loan of up to $600 million for future expansion of the Hard Rock. On November 6, 2007, the joint venture entered into an amended and restated credit agreement in which the lender exercised its right to split the loan made pursuant to the original credit agreement into a mortgage loan, which is comprised of a construction loan component and an acquisition loan component, and three mezzanine loans. The proceeds of the mezzanine loans were used to prepay the acquisition loan portion of the mortgage loan made pursuant to the original credit agreement. Under the terms of the joint venture agreements, DLJMB agreed to fund 100% of the capital required to expand the Hard Rock property, up to a total of an additional $150 million. The Company has the option, but is not required, to fund a portion of the expansion project, up to a total of an additional $50 million. As of September 30, 2007, the Company had funded approximately $4.8 million through the issuance of a letter of credit to maintain it’s pro rata share of equity in the joint venture. The Company expects to make future funding decisions on a case-by-case basis at the time of the relevant capital calls based on its view at the time of the anticipated returns from the incremental investments and the other opportunities the Company has to invest capital.
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
The joint venture’s preliminary allocation of the purchase price is based on the allocation in the purchase and sale agreement. The joint venture will finalize the purchase price allocation in the fourth quarter of 2007, the results of which may change the purchase price allocation initially recorded. Management does not believe a change in the purchase price allocation will have a material impact on the Company’s financial results.

Las Vegas Echelon
In January 2006, the Company entered into a limited liability company agreement with a subsidiary of Boyd Gaming Corporation (“Boyd”) through which it will develop, as 50/50 owners, Delano Las Vegas and Mondrian Las Vegas, both of which are expected to open in 2010. After certain milestones in the joint venture development process have been met, the Company is expected to complete its contribution of approximately $91.5 million in cash and Echelon will contribute approximately 6.1 acres of land to the joint venture. It is expected that these contributions will be completed by June 30, 2008, as part of pre-development. As of September 30, 2007, the Company had made approximately $40.1 million in capital contributions towards the Company’s total funding requirements.
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
5.      Other Liabilities
Other liabilities consist of the following (in thousands):

	As of	As of
	September 30,	December 31,
	2007	2006
Accrued designer fee	$6,083	$6,257
Interest swap derivative liability (Note 2)	9,671	8,156
Clift pre-petition liabilities	1,699	2,427
Other	1	1

	$17,454	$16,841

6.      Long-Term Debt and Capital Lease Obligations
Long-term debt consists of the following (dollars in thousands):

	As of	As of	Interest rate at
	September 30,	December 31,	September 30,
Description	2007	2006	2007
Notes secured by Hudson and Mondrian(a)	$370,000	$370,000	LIBOR + 1.25%
Clift debt(b)	79,408	78,737	9.6%
Promissory note(c)	10,000	10,000	7.0%
Note secured by Mondrian Scottsdale(d)	40,000	37,327	LIBOR + 2.30%
Liability to subsidiary trust(e)	50,100	50,100	8.68%
Revolving Credit(f)	25,000	—	(f)
Capital lease obligations	6,639	7,033

Total long term debt	$581,147	$553,197

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
(e)     Liability to Subsidiary Trust Issuing Preferred Securities
On August 4, 2006, a newly established trust formed by the Company, MHG Capital Trust I (the “Trust”), issued $50.0 million in trust preferred securities in a private placement. The Company owns all of the $0.1 million of outstanding common stock of the Trust. The Trust used the proceeds of these transactions to purchase $50.1 million of junior subordinated notes issued by the Company’s operating partnership and guaranteed by the Company (the “Trust Notes”) which mature on October 30, 2036. These Trust Notes represent all of the Trust’s assets. The terms of the junior subordinated notes are substantially the same as preferred securities issued by the Trust. The Trust Notes and the trust preferred securities have a fixed interest rate of 8.68% per annum during the first ten years, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus 3.25% per annum. The securities are redeemable by the Trust, at the Company’s option, after five years at par. To the extent the Company redeems the Trust Notes, the Trust is required to redeem a corresponding amount of trust preferred securities.
The Trust Note agreement requires that the Company maintain a fixed charge coverage ratio, as defined, of not less than 1.4 to 1.0.
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
The amount available from time to time under the New Revolving Credit Agreement is also contingent upon the amount of an available borrowing base calculated by reference to collateral described below. The available borrowing base is currently approximately $64.0 million, but that amount may be increased up to $225.0 million at the Borrower’s (defined below) option by increasing the amount of the mortgage on Delano Miami granted by the Delano Miami mortgage lender (discussed below) and upon payment of the related additional recording tax. Had the Borrower exercised this option, the available borrowing base as of the September 30, 2007 (assuming an increase in the Delano Miami mortgage and payment of the related additional recording tax) would have been approximately $186.2 million. That availability may also be increased through procedures specified in the New Revolving Credit Agreement for adding property to the borrowing base and for revaluation of the property that constitutes the borrowing base.
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

The New Revolving Credit Agreement requires the Borrower to maintain for each four-quarter period a total leverage ratio (total indebtedness, which does not include indebtedness related to the convertible notes issued by the Company in October 2007, to consolidated EBITDA) of no more than (1) 8.0 to 1.0 at any time prior to January 1, 2008, (2) 7.0 to 1.0 at any time during 2008, and (3) 6.0 to 1.0 at any time after December 31, 2008, and a fixed charge coverage ratio (consolidated EBITDA to fixed charges) of no less than 1.75 to 1.00 at all times. The New Revolving Credit Agreement contains negative covenants, subject in each case to certain exceptions, restricting incurrence of indebtedness, incurrence of liens, fundamental changes, acquisitions and investments, asset sales, transactions with affiliates and restricted payments, including, among others, a covenant prohibiting the Company from paying cash dividends on its common stock.
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
The New Revolving Credit Agreement is available on a revolving basis for general corporate purposes, including acquisitions. As of September 30, 2007, the Company had $25.0 million outstanding under the New Revolving Credit Agreement. This $25.0 million was subsequently paid down with the proceeds from the October 2007 issuance of convertible notes discussed in Note 1.
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
Subsequent to the April and May 2007 issuances noted above, the Company has granted newly hired or promoted employees options to purchase common stock of the Company as well as RSU’s. These grants did not have a material impact on the stock compensation expense for the three months ended September 30, 2007.
During the nine months ended September 30, 2007, the Company recognized $16.1 million of stock based compensation related to the above described RSUs, LTIP Units and options, including $7.3 million related to the resignation of our president and chief executive officer, discussed in Note 1. In the period from February 14, 2006 to September 30, 2006, the Company recognized $5.3 million of stock based compensation expense related to the above-described RSUs, LTIP Units and options.
8.      Litigation
Shore Club Litigation—New York State Action
The Company is currently involved in litigation regarding the management of Shore Club. In 2002, the Company, through a wholly-owned subsidiary, Shore Club Holdings, LLC, invested in Shore Club, and the Company’s management company, Morgans Hotel Group Management LLC (“MHG Management Company”), took over management of the property. The management agreement expires in 2022. For the year ended December 31, 2002 (reflecting six months of data based on information provided to us and not generated by us and six months of operations after MHG Management Company took over management of Shore Club in July 2002), Shore Club had an operating loss and its owner, Philips South Beach LLC, was in dispute with its investors and lenders. After MHG Management Company took over management of the property, the financial performance improved and Shore Club had operating income in 2004. The Company believes this improvement was the direct result of our repositioning and operation of the hotel. This improved performance has continued. In addition, during the fourth quarter of 2005, the debt on the hotel was refinanced.

On January 17, 2006, Philips South Beach LLC filed a lawsuit in New York state court against several defendants including MHG Management Company and other persons and entities. The lawsuit alleged, among other things, (i) that MHG Management Company engaged in fraudulent or willful misconduct with respect to Shore Club entitling Philips South Beach LLC to terminate the Shore Club management agreement without the payment of a termination fee to it, (ii) breach of fiduciary duty by defendants, (iii) tortious interference with business relations by redirecting guests and events from Shore Club to Delano Miami, (iv) misuse of free and complimentary rooms at Shore Club, and (v) misappropriation of confidential business information. The allegations include that defendants took actions to benefit Delano Miami at the expense of Shore Club, billed Shore Club for expenses that had already been billed by MHG Management Company as part of chain expenses, misused barter agreements to obtain benefits for employees, and failed to collect certain rent and taxes from retail tenants. The lawsuit also asserts that defendants falsified or omitted information in monthly management reports related to the alleged actions. Ian Schrager, founder of the Predecessor, and David T. Hamamoto, Chairman of the Board of Directors of the Company, are also named as defendants in the lawsuit.
The remedies sought by Philips South Beach LLC included (a) termination of the management agreement without the payment of a termination fee to MHG Management Company, (b) a full accounting of all of the affairs of Shore Club from the inception of the management agreement, (c) at least $5.0 million in compensatory damages, (d) at least $10.0 million in punitive damages, and (e) attorneys’ fees, interest, costs and disbursements.
The Company believes that MHG Management Company has abided by the terms of the management agreement. The Company believes that Philips South Beach LLC has filed the lawsuit as part of a strategy to pressure the Company to renegotiate its management agreement with respect to Shore Club.
On August 1, 2006, the judge granted the Company’s motion to dismiss Philips South Beach LLC’s causes of action for breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, breach of good faith and fair dealing, and unjust enrichment. The judge also struck all claims for punitive damages. Philips South Beach LLC appealed for the reinstatement of the three fiduciary duty claims and the Company cross-appealed for the dismissal of the four claims not dismissed by the trial court. Philips South Beach LLC filed an amended complaint adding a punitive damages demand for two of the remaining claims, for unfair competition and tortious interference. The Company’s motion to dismiss that demand was denied, and the Company is in the process of appealing.
Philips South Beach LLC has further amended its complaint to assert two claims of fraudulent inducement against MHG Management Company and Mr. Schrager, seeking rescission of the management agreement, return of all fees paid under the management agreement, and unspecified punitive damages. The Company has moved to dismiss these new claims and answered the balance of the second amended complaint, denying all substantive allegations and asserting various affirmative defenses. Discovery is ongoing.
In October 2007, MHG Management Company counterclaimed against Philips South Beach LLC and asserted third party claims against affiliates of Philips South Beach LLC. These claims include breach of the management agreement, tortious interference with contractual relations and tortious interference with economic advantage. Shore Club Holdings, LLC has filed a complaint against affiliates of Philips South Beach LLC asserting derivative claims for breach of fiduciary duty and aiding and abetting breach of fiduciary duty, and a direct claim for an accounting of Philips South Beach LLC.
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

On July 13, 2006, the judge issued an order denying defendants’ motion to stay and for a protective order based on the pendency of the Shore Club litigation in New York. On appeal of that order, the Florida court of appeals quashed the order denying the stay and directed the lower court to stay the Florida action pending the disposition of the Shore Club litigation in New York. In light of the counterclaims, third party claims, and new complaint filed in New York by MHG Management Company and Shore Club Holdings, LLC, this action is being withdrawn.
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
On July 6, 2006, the judge granted the Company’s motion to dismiss it from the case. Century Operating Associates filed an amended complaint, re-asserting claims against the Company, including a new claim for aiding and abetting breach of fiduciary duty, and adding claims against a new defendant, Morgans Group LLC. In April 2007, the judge granted the Company’s motion to dismiss all claims against it and Morgans Group LLC, and certain claims against certain other defendants. In May 2007, Century Operating Associates amended its compliant again re-asserting the same claims against the Company and Morgans Group LLC. On June 8, 2007, the Company moved to dismiss all claims against it and Morgans Group LLC in the amended complaint. Discovery is ongoing.
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
9.       Related Party Transactions
The Company earned management fees, chain services fees and fees for certain technical services and has receivables from hotels it owns through investments in unconsolidated joint ventures as well as hotels owned by the Former Parent. These fees totaled approximately $13.7 million for the nine months ended September 30, 2007 and $6.3 million (of which approximately $1.0 million was during the Predecessor period from January 1, 2006 to February 16, 2006) for the nine months ended September 30, 2006.
As of September 30, 2007 and December 31, 2006, the Company had receivables from these affiliates of approximately $3.9 million and $2.8 million, respectively, which are included in receivables from related parties on the accompanying consolidated balance sheets.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The discussion that follows is based primarily on our consolidated/combined financial statements as of September 30, 2007 and December 31, 2006 and for the three and nine months ended September 30, 2007 and 2006 and should be read together with our consolidated/combined financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by various factors, including acquisitions completed, development properties placed into service and dispositions made during those periods.
Overview
We are a fully integrated hospitality company that operates, owns, acquires, develops and redevelops boutique hotels in gateway cities and select resort markets in the United States and Europe. At September 30, 2007, we owned or partially owned, and managed a portfolio of eleven luxury hotel properties in New York, Miami, Los Angeles, Scottsdale, San Francisco, London and Las Vegas, comprising approximately 3,400 rooms. These properties consisted of:
•	seven hotels in New York, Miami, Los Angeles, San Francisco and Scottsdale, comprising approximately 2,100 rooms (the “Owned Hotels”);

•	a building across the street from Delano Miami which we intend to convert into a new hotel with guest facilities;

•	a 50% interest in two hotels in London comprising approximately 350 rooms, which we manage;

•	a 7% interest in the 300-room Shore Club in Miami, which we also manage (“Shore Club”);

•	a 33.3% interest in the Hard Rock Hotel and Casino in Las Vegas (the “Hard Rock”), which we also manage; and

•	a 50% interest in an apartment building on Biscayne Bay in South Beach Miami which we are redeveloping and have rebranded under our Mondrian brand as a hotel condominium project under the name Mondrian South Beach Hotel Residences (“Mondrian South Beach”). Upon completion, we expect to manage Mondrian South Beach.
In addition to our current portfolio, we expect to operate, own, acquire, redevelop and develop new hotel properties that are consistent with our current portfolio in major metropolitan cities and select resort markets in the United States, Europe and elsewhere. During 2007, we announced projects in Las Vegas, Chicago and SoHo, New York.
We were incorporated as a Delaware corporation in October 2005 and conduct our operations through our operating company, Morgans Group LLC, which holds substantially all of our assets. We are the managing member of Morgans Group LLC and held approximately 97.0% of its membership units at September 30, 2007. We manage all aspects of Morgans Group LLC including the operation, investment and sale and purchase of hotels.
The financial data presented herein is for:
•	our Owned Hotels;

•	our joint venture hotels, consisting of the London hotels (Sanderson and St Martins Lane), Shore Club and Hard Rock (the “Joint Venture Hotels”);

•	our investments in hotels under development, such as Mondrian Las Vegas, Delano Las Vegas, Mondrian Chicago and Mondrian SoHo;

•	our investment in certain joint ventures food and beverage operations at our Owned Hotels, discussed further below;

•	our management company subsidiary, MHG Management Company; and

•	the rights and obligations contributed to Morgans Group LLC in the formation and structuring transactions described above in Note 1 to the financial statements, included elsewhere in this report.
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
On February 2, 2007, we began managing the hotel operations at the Hard Rock. We also expect to manage the Mondrian South Beach, Mondrian Las Vegas, Delano Las Vegas, Mondrian Chicago and Mondrian SoHo once development is complete. As of September 30, 2007, we operated the following Joint Venture Hotels under management agreements which expire as follows:
•	Sanderson—April 2010 (with two ten year extensions at our option);

•	St Martins Lane—September 2009 (with two ten year extensions at our option);

•	Shore Club—July 2022; and

•	Hard Rock—February 2027 (with two ten year extensions).
These agreements are subject to early termination in specified circumstances.
Recent Trends and Events
Recent Trends. Generally, lodging demand in the United States remained robust through the first nine months of 2007. We believe the strong demand is driven, in large part, by continued higher occupancy associated with business and leisure travelers and continued low supply growth in the lodging sector. In London, the hospitality market has experienced continued strong growth during 2007 due to the strength of the United Kingdom economy, citywide events and the recovery from the terrorist attacks which occurred in the city in July 2005.
Recent Events. In addition to the recent trends described above, we expect that the following events will cause our future results of operations to differ from our historical performance.
Mondrian Scottsdale. We acquired the James Hotel Scottsdale in May 2006 for approximately $47.8 million. Subsequent to the acquisition, we re-branded the hotel as Mondrian Scottsdale and undertook a significant renovation of the guest rooms, public space, restaurants and bars. The renovation of the Mondrian Scottsdale was completed in January 2007.
Hard Rock Hotel & Casino. We completed the acquisition of the Hard Rock and related assets for approximately $770 million in February 2007, together with an affiliate of DLJ Merchant Banking Partners, or DLJMB. We funded one-third of the equity, or approximately $57.5 million, and DLJMB funded two-thirds of the equity, or approximately $115.1 million. The remainder of the purchase price was financed through borrowings under a secured credit agreement entered into by the joint venture, which agreement was amended as of November 6, 2007 (see Note 4 to unaudited consolidated/combined financial statements). In March 2007, we announced a large-scale expansion project at the Hard Rock. DLJMB has agreed to fund 100% of the equity capital required to expand the property, up to a total of an additional $150 million. We have the option, but are not required, to fund a portion of the expansion project, up to a total of an additional $50 million. As of September 30, 2007, we have funded approximately $4.8 million through the issuance of a letter of credit to maintain our pro rata share of the equity in the project. We expect to make future funding decisions on a case-by-case basis at the time of the relevant capital calls based on our view at the time of the anticipated returns from the incremental investments and the other opportunities we have to invest capital. We expect the expansion to be complete by late 2009.
Delano Las Vegas and Mondrian Las Vegas—Echelon Project. We are developing Delano Las Vegas and Mondrian Las Vegas together with a subsidiary of Boyd Gaming Corporation (“Boyd”). Delano Las Vegas is expected to include 550 guest rooms and suites and Mondrian Las Vegas is expected to include 860 guest rooms and suites. We are expected to contribute approximately $91.5 million in cash to the joint venture while a subsidiary of Boyd will contribute approximately 6.1 acres of land. As of September 30, 2007, we have made $40.1 million in capital contributions, which includes a $30.0 million deposit made upon the consummation of the Hard Rock transaction in February 2007, toward our total funding requirements. We expect to open Delano Las Vegas and Mondrian Las Vegas in late 2010.

Mondrian South Beach. We formed a joint venture with an affiliate of Hudson Capital in August 2006 to renovate and convert an apartment building on Biscayne Bay in South Beach, Miami into a hotel operated under our Mondrian brand. As part of this project, the property is being converted to, and sold as, condominium units and each condominium owner is being given the opportunity to participate in the hotel’s rental program. The joint venture acquired the existing building and land for approximately $110.0 million. We and Hudson Capital each initially invested $15.0 million in the project and the joint venture borrowed an additional $124 million for project-related activities. We expect to open the Mondrian South Beach in 2008.
Expansion of Operations at Delano Miami. We acquired a building located across the street from Delano Miami in January 2006 for approximately $14.3 million. We intend to convert this property into a hotel with guest facilities, including a new restaurant and bar, that will utilize Delano Miami’s existing operating infrastructure. We expect the expansion to be complete in 2009.
Mondrian SoHo. We contributed $5 million for a 20% equity interest in a joint venture with Cape Advisors Inc. in June 2007 to develop a Mondrian hotel in the SoHo neighborhood of New York City. The Mondrian SoHo is currently expected to have 270 rooms, a restaurant, bar, meeting space, exercise facility and a penthouse suite with outdoor space. We expect to open the Mondrian SoHo in 2009.
Mondrian Chicago. We formed a joint venture with M Development in June 2007 to develop a Mondrian hotel in Chicago. We have a 49% equity interest in the joint venture and expect to contribute approximately $15 million to the project. The Mondrian Chicago is currently expected to have 200 rooms and feature a restaurant and bar, meeting space and an exercise facility. We expect to open the Mondrian Chicago in 2010.
July 2007 Equity Offering. On July 25, 2007, we completed an equity offering of 12,210,840 shares of common stock, of which 2,777,495 new shares of common stock were sold by the Company and 9,433,345 previously issued shares of common stock were sold by certain selling stockholders. Net proceeds to us as a result of the offering were approximately $59.5 million.
Stockholder Protection Rights Agreement. On October 9, 2007, our board of directors adopted a Stockholder Protection Rights Agreement, or Rights Agreement. The Rights Agreement was not adopted in response to any specific effort to obtain control of our company. By its terms, the Rights Agreement will expire on October 9, 2008, unless extended. In connection with the adoption of the Rights Agreement, our board of directors declared a dividend of one right per outstanding share of our common stock. The rights were distributed to the record holders as of October 19, 2007.
October 2007 Convertible Debt Offering. On October 17, 2007, we completed an offering of $172.5 million aggregate principal amount of 2.375% Senior Subordinated Convertible Notes (the “Notes”) in a private offering, which included an additional issuance of $22.5 million in aggregate principal amount of Notes as a result of the initial purchasers’ exercise in full of their over allotment option. The Notes are the senior subordinated unsecured obligations of the Company and are guaranteed on a senior subordinated basis by the Company’s operating company, Morgans Group LLC. The Notes will be convertible into shares of the Company’s common stock under certain circumstances and upon the occurrence of specified events.
In connection with the private offering, the Company entered into certain convertible note hedge and warrant transactions. These transactions are intended to reduce the potential dilution to the holders of the Company’s common stock upon conversion of the Notes and will generally have the effect of increasing the conversion price of the Notes to approximately $40.00 per share, representing a 82.23% premium based on the last reported sale price of the Company’s common stock of $21.95 per share on October 11, 2007. The net proceeds to us from the sale of the Notes was approximately $166.8 million (which includes approximately $24.1 million used to fund the Note Call Options and Warrant transactions).

Critical Accounting Policies and Estimates
Critical accounting policies and estimates are those that are both important to the presentation of our financial condition and results of operations and requires our most difficult, complex or subjective judgments and that have the most significant impact on our financial condition and results of operations.
The preparation of our consolidated/combined financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience, information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the most significant judgments and estimates used in the preparation of our consolidated/combined financial statements.
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

Results of Operations
Comparison of Three Months Ended September 30, 2007 to September 30, 2006
The following table presents our operating results for the three months ended September 30, 2007 and the three months ended September 30, 2006, including the amount and percentage change in these results between the two periods. The results from the 2006 period are comparable to the Company’s results for 2007 period with the exception of the additions of the Mondrian South Beach development project in August 2006 and Hard Rock in February 2007 as well as the impact of the renovation of Mondrian Scottsdale during the three months ended September 30, 2006. The combined operating results are as follows:

	Three Months Ended
	September 30,	September 30,
	2007	2006	Change ($)	Change (%)
	(in thousands)
Revenues
Rooms	$39,974	$40,082	$(108)	(0.3)%
Food and beverage	24,221	21,333	2,888	13.5%
Other hotel	3,182	3,315	(133)	(4.0)%

Total hotel revenues	67,377	64,730	2,647	4.1%
Management fee—related parties	4,721	1,974	2,747	139.2%

Total revenues	72,098	66,704	5,394	8.1%

Operating Costs and Expenses
Rooms	11,061	10,909	152	1.4%
Food and beverage	16,185	14,799	1,386	9.4%
Other departmental	1,846	1,701	145	8.5%
Hotel selling, general and administrative	13,742	13,826	(84)	(0.6)%
Property taxes, insurance and other	3,534	3,852	(318)	(8.3)%

Total hotel operating expenses	46,368	45,087	1,281	2.8%
Corporate general and administrative
Stock based compensation	10,664	2,133	8,531	399.9%
Other	7,451	4,587	2,864	62.4%
Depreciation and amortization	5,055	4,563	492	10.8%

Total operating costs and expenses	69,538	56,370	13,168	23.4%

Operating income	2,560	10,334	(7,774)	(75.2)%
Interest expense, net	10,690	12,584	(1,894)	(15.1)%
Equity in loss (income) of unconsolidated joint ventures	5,931	(1,621)	7,552	465.9%
Minority interest in joint ventures	461	594	(133)	(22.4)%
Other non-operating expenses	3,228	299	2,929	(1)

Loss before income tax (benefit) and minority interest	(17,750)	(1,522)	(16,228)	(1)
Income tax (benefit)	(7,415)	(759)	(6,656)	(1)

Loss before minority interest	(10,335)	(763)	(9,572)	(1)
Minority interest	(314)	(59)	(255)	(1)

Net loss	(10,021)	(704)	(9,317)	(1)
Other comprehensive (loss) income:
Unrealized gain on interest rate swap, net of tax	(7,327)	(3,464)	(3,863)	(1)
Foreign currency translation gain	117	31	86	(1)

Comprehensive loss	$(17,231)	$(4,137)	$(13,094)	(1)

(1)	Not meaningful.

Total Hotel Revenues. Total hotel revenues increased 4.1% to $67.4 million for the three months ended September 30, 2007 compared to $64.7 million for the three months ended September 30, 2006. RevPAR from our comparable Owned Hotels (which excludes Mondrian Scottsdale, as this hotel was acquired on May 5, 2006 and was under renovation beginning in the third quarter of 2006, and Royalton, as this hotel closed for renovation on June 9, 2007, reopening on October 1, 2007) increased by 10.9% to $245 for the three months ended September 30, 2007 compared to $221 for the same period in 2006. The components of RevPAR from our comparable Owned Hotels for the three months ended September 30, 2007 and 2006 are summarized as follows:

	Three Months Ended
	September 30,	September 30,
	2007	2006	Change ($)	Change (%)
Occupancy	84.7%	83.0%	—	2.0%
ADR	$289	$266	$23	8.7%
RevPAR	$245	$221	$24	10.9%
Rooms revenue decreased 0.3% to $40.0 million for the three months ended September 30, 2007 compared to $40.1 million for the three months ended September 30, 2006. Despite the increase in ADR and RevPAR shown above, the loss of revenues related to the closing of Royalton for the three months ended September 30, 2007 resulted in a decrease of $4.3 million from the same period in 2006. Excluding Royalton, rooms revenue would have increased 11.7% for the three months ended September 30, 2007 as compared to the same period in 2006. The comparable Owned Hotel RevPAR increase of 10.9% was driven primarily by Delano Miami and Hudson which experienced RevPAR growth of 16.0% and 10.7%, respectively, for the three month period ending September 30, 2007 as compared to the comparable three month period ending September 30, 2006. The growth at Delano Miami was primarily driven by the growth in rate experienced as a result of the rooms renovation that occurred in late 2006. The growth at Hudson was primarily driven by rate growth in almost all business segments, especially the corporate and group segments, due to the strength of the New York market.
Food and beverage revenue increased 13.5% to $24.2 million for the three months ended September 30, 2007 compared to $21.3 million for the three months ended September 30, 2006. The loss of revenues related to the closing of Royalton for the three months ended September 30, 2007 resulted in a decrease of $1.1 million as compared to the same period in 2006. Excluding Royalton, food and beverage revenue increased 19.6% for the three months ended September 30, 2007 as compared to the same period in 2006. This increase was primarily driven by Mondrian Scottsdale and Hudson. During the three months ended September 30, 2006, the restaurant and bars at Mondrian Scottsdale were operating on a limited service basis while the entire hotel was under renovation. The restaurant and bars opened in late January 2007 resulting in an increase of 140.9%, or $1.0 million, for the three months ended September 30, 2007 over the same three month period in 2006. The food and beverage revenues at Hudson increased 42.5%, or $1.8 million, for the three months ended September 30, 2007 as compared to the same period in 2006 as catering previously outsourced was done in-house beginning in February 2007. Beginning in February 2007, Hudson began recording food and beverage revenues and expense for the catering department. Further, contributing to the overall increase in food and beverage revenues, the Company’s restaurants and bars are destinations in their own right, with a local customer base in addition to hotel guests; accordingly their revenue performance is driven by local market factors in the restaurant and bar business.
Other hotel revenue decreased by 4.0% to $3.2 million for the three months ended September 30, 2007 as compared to $3.3 million for the three months ended September 30, 2006. The decline is primarily due to the decline in telephone revenues due to increased use of cell phones. The loss of revenues related to the closing of Royalton during 2007 does not have a material impact on this variation.
Management Fee—Related Parties. During the three months ended September 30, 2007 and 2006, management fee—related parties was comprised of continuing fee income from our contracts to manage hotels in which the Company owns a non-controlling interest through joint venture arrangements. The increase of 139.2% to $4.7 million for the three months ended September 30, 2007 compared to $2.0 million for the three months ended September 30, 2006 is primarily attributable to management fees earned in 2007 from the management of Hard Rock, which the Company began managing on February 2, 2007.

Operating Costs and Expenses
Rooms expense increased 1.4% to $11.1 million for the three months ended September 30, 2007 compared $10.9 million for the three months ended September 30, 2006. The closing of Royalton reduced rooms expense by $1.3 million for the three months ended September 30, 2007 as compared to the same period in 2006. Excluding Royalton, rooms expense increased 14.8%, or $1.4 million, for the three months ended September 30, 2007 as compared to the same period in 2006. The 14.8% increase is primarily due to the increase in rooms expenses at Mondrian Scottsdale, Hudson and Delano Miami, which were not consistent with their respective increases in rooms revenue. The increase experienced at Mondrian Scottsdale was due to increased wages as the hotel was not fully staffed during the three months ended September 30, 2006 as the hotel was under renovation. The expense at Hudson is primarily due to increased housekeeping wages, which are a result of increased occupancy. The increase in rooms expense at Delano Miami is due to increased costs associated with housekeeping wages.
Food and beverage expense increased 9.4% to $16.2 million for the three months ended September 30, 2007 compared to $14.8 million for the three months ended September 30, 2006. The closing of Royalton reduced food and beverage expense by $0.9 million for the three months ended September 30, 2007 as compared to the same three months in 2006. Excluding Royalton, food and beverage expense increased 17.5%, or $2.4 million, for the three months ended September 30, 2007 as compared to the same period in 2006. This increase was primarily driven by Mondrian Scottsdale. During the three months ended September 30, 2006, the restaurant and bars at Mondrian Scottsdale were operating on a limited service basis while the entire hotel was under renovation. The restaurant and bars opened in late January 2007 resulting in an increase of food and beverage expense of 85.2%, or $0.6 million, for the three months ended September 30, 2007 over the same three month period in 2006. The remaining increase in food and beverage expense is consistent with the increase in food and beverage revenue for the three months ended September 30, 2007 as compared to the same period in 2006.
Other departmental expenses increased 8.5% to $1.8 million for the three months ended September 30, 2007 compared to $1.7 million for the three months ended September 30, 2006. The impact of the Royalton closing during 2007 does not have a material impact on this variation.
Hotel selling, general and administrative expense decreased 0.6% to $13.7 million for the three months ended September 30, 2007 compared to $13.8 million for the three months ended September 30, 2006. The closing of Royalton reduced hotel selling, general and administrative expense by $1.4 million for the three months ended September 30, 2007 as compared to the same three months in 2006. Excluding Royalton, hotel selling, general and administrative expense increased 10.5%, or $1.3 million, for the three months ended September 30, 2007 as compared to the same period in 2006. The increase was primarily due to an increase in payroll related costs at Mondrian Scottsdale as a result of the completion of the renovation and re-launch in January 2007. During the three months ended September 30, 2006, the property was under renovation and therefore was not fully staffed. Also, Hudson experienced an increase in promotion costs in the three months ended September 30, 2007 as compared to the same period in 2006 due to certain new events.
Property taxes, insurance and other expense decreased 8.3% to $3.5 million for the three months ended September 30, 2007 compared to $3.9 million for the three months ended September 30, 2006. The closing of Royalton reduced property taxes, insurance and other expense by $0.8 million for the three months ended September 30, 2007 as compared to the same three months in 2006. During the time period that Royalton was closed, the property taxes and insurance were capitalized. Excluding Royalton, property taxes, insurance and other expense increased 14.5%, or $0.5 million, for the three months ended September 30, 2007 as compared to the same period in 2006. This increase is primarily due to higher real estate taxes in New York, and specifically at Hudson.
Stock-based compensation of $10.6 million was recognized for the three months ended September 30, 2007 compared to $2.1 million for the three months ended September 30, 2006, due to additional non-cash expense of $7.3 million recognized in September 2007 in connection with the resignation of our former president and chief executive officer and additional annual stock based compensation granted to non-employee directors, officers and employees in 2007.
Other corporate expenses increased 62.4% to $7.5 million for the three months ended September 30, 2007 compared to $4.6 million for the three months ended September 30, 2006. This increase is primarily due to additional payroll and payroll related costs incurred due to the hiring of additional employees, due to expansion of the Company’s hotel portfolio and development efforts, as well as increased legal fees and Sarbanes-Oxley compliance costs.
Depreciation and amortization increased 10.8% to $5.1 million for the three months ended September 30, 2007 compared to $4.6 million for the three months ended September 30, 2006. This increase is primarily due to depreciation on assets placed in service at Delano Miami in December 2006 and Mondrian Scottsdale in January 2007 as a result of the renovations at each respective hotel.
Interest Expense, net. Interest expense, net, decreased 15.1% to $10.7 million for the three months ended September 30, 2007 compared to $12.6 million for the three months ended September 30, 2006. The $1.9 million decrease was primarily due to a $2.5 million reduction in interest expense due to an increase in the value of an interest rate cap, which does not qualify for hedge accounting under SFAS No. 133 offset by increased interest expense of $0.4 million related to the issuance of the junior subordinated notes in August 2006, and increased interest expense of $1.0 million related to property-specific mortgage debt.

Equity in loss (income) of unconsolidated joint ventures was a loss of $5.9 million for the three months ended September 30, 2007 compared to income of $1.6 million for the three months ended September 30, 2006. The loss recorded in the three months ended September 30, 2007 was primarily driven by the Company’s share of losses from the Hard Rock, primarily due to interest expense, and the London joint venture which owns Sanderson and St Martins Lane, primarily due to increased operating expenses incurred when Bungalow 8 opened in September 2007. Hard Rock was not part of the Company’s portfolio during the three months ended September 30, 2006.
The components of RevPAR from the comparable Joint Venture Hotels (which excludes Hard Rock, as the Company invested in this hotel in February 2007), for the three months ended September 30, 2007 and 2006 are summarized as follows:

	Three Months Ended
	September 30,	September 30,
	2007	2006	Change ($)	Change (%)
Occupancy	70.7%	68.6%	—	3.1%
ADR	$424	$388	$36	9.3%
RevPAR	$300	$266	$34	12.7%
The components of RevPAR from the Hard Rock for the three months ended September 30, 2007 are summarized as follows:

Occupancy	96.1%
ADR	$226
RevPAR	$218
Other non-operating expense increased by $2.9 million to $3.2 million for the three months ended September 30, 2007 compared to $0.3 million for the three months ended September 30, 2006. The increase primarily relates to legal fees incurred in connection with the resignation of the Company’s former president and chief executive officer in September 2007 as well as legal expenses incurred related to the Shore Club litigation.
Income tax benefit increased by $6.7 million for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 due to the loss for the period. The two most significant factors impacting the loss were the stock-based compensation recognized due to the resignation of the Company’s former president and chief executive officer in September 2007 and losses from unconsolidated joint ventures, both discussed above.

Comparison of Nine Months Ended September 30, 2007 to September 30, 2006
The following table presents our operating results for the nine months ended September 30, 2007 and the nine months ended September 30, 2006, including the amount and percentage change in these results between the two periods. The operations presented for the period from January 1, 2006 through February 16, 2006 are those of our Predecessor. The Company completed its IPO on February 17, 2006, therefore the period from February 17, 2006 through September 30, 2006, represents the results of operations of the Company. The combined periods in 2006 are comparable to the Company’s results for the nine months ended September 30, 2007 with the exception of the addition of the Mondrian South Beach development project in August 2006, the Hard Rock in February 2007, and the addition of Mondrian Scottsdale in May 2006, which was under renovation during the three months ended September 30, 2006. The combined operating results are as follows:

	Nine Months Ended
	September 30,	September 30,
	2007	2006	Change ($)	Change (%)
	(in thousands)
Revenues
Rooms	$132,502	$119,952	$12,550	10.5%
Food and beverage	76,572	66,167	10,405	15.7%
Other hotel	10,425	11,209	(784)	(7.0)%

Total hotel revenues	219,499	197,328	22,171	11.2%
Management fee—related parties	13,691	6,345	7,346	115.8%

Total revenues	233,190	203,673	29,517	14.5%

Operating Costs and Expenses
Rooms	36,044	31,544	4,500	14.3%
Food and beverage	50,977	42,994	7,983	18.6%
Other departmental	5,816	5,528	288	5.2%
Hotel selling, general and administrative	43,845	40,578	3,267	8.1%
Property taxes, insurance and other	13,490	11,700	1,790	15.3%

Total hotel operating expenses	150,172	132,345	17,827	13.5%
Corporate general and administrative
Stock based compensation	16,065	5,294	10,771	203.5%
Other	20,664	13,938	6,726	48.3%
Depreciation and amortization	14,739	15,323	(584)	(3.8)%

Total operating costs and expenses	201,640	166,899	34,741	20.8%

Operating income	31,550	36,774	(5,224)	(14.2)%
Interest expense, net	32,504	35,537	(3,033)	(8.5)%
Equity in loss (income) of unconsolidated joint ventures	12,867	(1,493)	14,360	(1)
Minority interest in joint ventures	2,583	3,179	(596)	(18.7)%
Other non-operating (income) expenses	(888)	653	(1,541)	(1)

Loss before income tax expense (benefit) and minority interest	(15,516)	(1,102)	(14,414)	(1)
Income tax (benefit) expense	(6,498)	12,064	(18,582)	(153.9)%

Loss before minority interest	(9,018)	(13,166)	4,148	(31.5)%
Minority interest	(274)	(303)	29	(9.6)%

Net loss	(8,744)	(12,863)	4,119	(32.0)%
Other comprehensive loss:
Unrealized gain on interest rate swap, net of tax	(3,844)	(1,695)	(2,149)	(1)
Foreign currency translation gain	183	—	183	(1)

Comprehensive loss	$(12,405)	$(14,558)	$2,153	(14.8)%

(1)	Not meaningful.

Total Hotel Revenues. Total hotel revenues increased 11.2% to $219.5 million for the nine months ended September 30, 2007 compared to $197.3 million for the nine months ended September 30, 2006. RevPAR from our comparable Owned Hotels (which excludes Mondrian Scottsdale, as this hotel was acquired on May 5, 2006, and Royalton, as this hotel was closed for renovation on June 9, 2007, reopening October 1, 2007) increased by 12.5% to $254 for the nine months ended September 30, 2007 compared to $225 for the same period in 2006. The components of RevPAR from our comparable Owned Hotels for the nine months ended September 30, 2007 and 2006 are summarized as follows:

	Nine Months Ended
	September 30,	September 30,
	2007	2006	Change ($)	Change (%)
Occupancy	84.1%	80.2%	—	4.9%
ADR	$302	$281	$21	7.4%
RevPAR	$254	$225	$29	12.5%
Rooms revenue increased 10.5% to $132.5 million for the nine months ended September 30, 2007 compared to $120.0 million for the nine months ended September 30, 2006. Despite the increase in ADR and RevPAR shown above, the loss of revenues related to the closing of Royalton for the nine months ended September 30, 2007 resulted in a reduction of $5.0 million of room revenues from the same period in 2006. Excluding Royalton, rooms revenue increased 16.3% for the nine months ended September 30, 2007 as compared to the same period in 2006. The comparable Owned Hotel RevPAR increase of 12.5% was driven primarily by Mondrian Scottsdale, Delano Miami and Hudson which experienced RevPAR growth of 69.3%, 16.1% and 14.0%, respectively, for the nine months ending September 30, 2007 as compared to the nine months ending September 30, 2006. The growth at Mondrian Scottsdale is primarily attributable to the renovation of the property, which was completed in January 2007. During 2006, while the property was under renovation, there were rooms out of inventory. The growth at Delano Miami was primarily driven by the growth in rate experienced as a result of the rooms renovation that occurred in late 2006. The growth at Hudson was primarily driven by rate growth in almost all business segments, especially the corporate and group segments, due to the strength of the New York market.
Food and beverage revenue increased 15.7% to $76.6 million for the nine months ended September 30, 2007 compared to $66.2 million for the nine months ended September 30, 2006. The loss of food and beverage revenues related to the closing of Royalton during 2007 resulted in a decrease of $1.4 million from the same period in 2006. Excluding Royalton, food and beverage revenue would have increased 11.8% for the nine months ended September 30, 2007 as compared to the same period in 2006. This increase was primarily driven by Mondrian Scottsdale and Hudson. Mondrian Scottsdale was acquired in May 2006 and was under renovation from July 2006 through January 2007. The restaurant and bars at Mondrian Scottsdale were operating on a limited service basis while the entire hotel was under renovation. The newly renovated restaurant and bars opened in late January 2007 resulting in an increase of 284.49%, or $4.2 million, for the nine months ended September 30, 2007 over the same period in 2006. The food and beverage revenues at Hudson increased 33.05%, or $4.0 million, for the nine months ended September 30, 2007 as compared to the same period in 2006 as catering previously outsourced was done in-house beginning in February 2007. Therefore, beginning in February 2007, Hudson began recording food and beverage revenues and expense for the catering department. Further, the Company’s restaurants and bars are destinations in their own right, with a local customer base in addition to hotel guests; their revenue performance is driven by local market factors in the restaurant and bar business.
Other hotel revenue decreased by 7.0% to $10.4 million for the nine months ended September 30, 2007 as compared to $11.2 million for the nine months ended September 30, 2006, primarily due to an 11.86% decline in telephone revenues over the nine months ended September 30, 2007 as compared to the same period in 2006. This decline is primarily due to increased use of cell phones by our guests. The loss of revenues related to the closing of Royalton during 2007 does not have a material impact on this variation.
Management Fee—Related Parties. During the first nine months of 2007 and 2006, management fee—related parties was comprised of continuing fee income from our contracts to manage our Joint Venture Hotels. The increase of 115.8% to $13.7 million for the nine months ended September 30, 2007 as compared to $6.3 million for the nine months ended September 30, 2006 is related to management fees recognized in 2007 from the management of the Hard Rock, which the Company began managing on February 2, 2007.

Operating Costs and Expenses
Rooms expense increased 14.3% to $36.0 million for the nine months ended September 30, 2007 compared to $31.5 million for the nine months ended September 30, 2006. The closing of Royalton reduced rooms expense by $1.2 million for the nine months ended September 30, 2007 as compared to the same period in 2006. Excluding Royalton, rooms expense would have increased 19.2%, or $5.4 million, for the nine months ended September 30, 2007 as compared to the same period in 2006. The 19.2% increase is primarily due to the increase in rooms expenses at Mondrian Scottsdale, Hudson and Delano Miami, which were not consistent with their respective increases in rooms revenue. The increase experienced at Mondrian Scottsdale was due to increased wages as the hotel was not owned for the full nine months ended September 30, 2006 coupled with the fact that the hotel was under renovation during 2006 and was not fully staffed. The expense at Hudson increased primarily due to increased housekeeping wages, which are a result of increased occupancy. The increases in rooms expense at Delano Miami is due to increased costs associated with housekeeping wages. The remaining increase in expense is consistent with the increase in rooms revenue for the nine months ended September 30, 2007 as compared to the same period in 2006.
Food and beverage expense increased 18.6% to $51.0 million for the nine months ended September 30, 2007 compared to $43.0 million for the nine months ended September 30, 2006. The closing of Royalton reduced food and beverage expense by $0.9 million for the nine months ended September 30, 2007 as compared to the same period in 2006. Excluding Royalton, food and beverage expense would have increased 21.9%, or $8.9 million, for the nine months ended September 30, 2007 as compared to the same period in 2006. This increase was primarily driven by Mondrian Scottsdale. From July 2006 through late January 2007, the restaurant and bars at Mondrian Scottsdale were operating on a limited service basis while the entire hotel was under renovation. The newly renovated restaurant and bars opened in late January 2007 resulting in an increase of food and beverage expense of 222.0%, or $2.9 million, for the nine months ended September 30, 2007 over the same period in 2006. Further, an increase in food and beverage expense at Hudson of 35.5%, or $3.6 million, was due to catering previously outsourced was done in-house starting in February 2007, as discussed above. The remaining increase in food and beverage expense is consistent with the increase in food and beverage revenue for the nine months ended September 30, 2007 as compared to the same period in 2006.
Other departmental expense increased 5.2% to $5.8 million for the nine months ended September 30, 2007 compared to $5.5 million for the nine months ended September 30, 2006. The impact of the Royalton closing during 2007 does not have a material impact on this variation.
Hotel selling, general and administrative expense increased 8.1% to $43.8 million for the nine months ended September 30, 2007 compared to $40.6 million for the nine months ended September 30, 2006. The closing of Royalton reduced hotel selling, general and administrative expense by $1.9 million for the nine months ended September 30, 2007 as compared to the same three months in 2006. Excluding Royalton, hotel selling, general and administrative expense would have increased 7.6%, or $2.9 million, for the nine months ended September 30, 2007 as compared to the same period in 2006. The increase was primarily due to an increase in payroll related costs at Mondrian Scottsdale as a result of the completion of the renovation and re-launch in January 2007. During the nine months ended September 30, 2006, of which the Company only owned Mondrian Scottsdale for approximately five months, the property was under renovation and therefore was not fully staffed. Also, Hudson experienced an increase in costs for the nine months ended September 30, 2007 as compared to the same time period in 2006 as a result being fully staffed in the sales and marketing departments in 2007 which had experienced turnover during 2006.
Property taxes, insurance and other expense increased 15.3% to $13.5 million for the nine months ended September 30, 2007 compared to $11.7 million for the nine months ended September 30, 2006. The closing of Royalton reduced property taxes, insurance and other expense by $1.0 million for the nine months ended September 30, 2007 as compared to the same period in 2006. During the time period that Royalton was closed, the property taxes and insurance have been capitalized. Excluding the impact of Royalton, property taxes, insurance and other expense would have increased 29.3%, or $2.8 million, for the nine months ended September 30, 2007 as compared to the same period in 2006. The increase is primarily due to an increase in expenses at Mondrian Scottsdale as a result of the completion of the renovation and re-launch in January 2007. During the nine months ended September 30, 2006, of which the Company only owned the Mondrian Scottsdale for approximately five months, the property was under renovation. The renovation was completed at the end of January 2007 and expenses were incurred to promote, staff and launch the hotel. Additionally, both hotels in California, Mondrian Los Angeles and Clift, experienced significant increases in earthquake insurance costs during the nine months ended September 30, 2007 as compared to the same period in 2006.
Stock-based compensation of $16.1 million was recognized for the nine months ended September 30, 2007 compared to $5.3 million for the nine months ended September 30, 2006, due to additional expense recognized in connection with the resignation of our former president and chief executive officer in September 2007 and additional annual stock based compensation granted to non-employee directors, officers and employees during the nine months ended September 30, 2007.
Other corporate expenses increased by 48.3% to $20.7 million for the nine months ended September 30, 2007 compared to $13.9 million for the nine months ended September 30, 2006. This increase is primarily due to increased payroll and payroll related costs incurred as a result of the hiring of additional employees due to expansion of the Company’s hotel portfolio and development efforts, as well as increased legal fees and Sarbanes-Oxley compliance costs.

Depreciation and amortization decreased 3.8% to $14.7 million for the nine months ended September 30, 2007 compared to $15.3 million for the nine months ended September 30, 2006. Many of our assets, including furniture, fixtures and equipment, are depreciated over five years, and a portion of these assets became fully depreciated during 2005 and 2006.
Interest Expense, net. Interest expense, net, decreased 8.5% to $32.5 million for the nine months ended September 30, 2007 compared to $35.5 million for the nine months ended September 30, 2006. The $3.0 million decrease in interest expense, net, was due to:
•	decreased interest expense of $3.1 million resulting from the February 2006 payoff and October 2006 refinancing of the mortgage and mezzanine debt, including prepayment fees, secured by five of our wholly-owned hotels;

•	decreased amortization of deferred financing costs, including the write-off of costs associated with the above mentioned repaid loans of $8.2 million; offset by

•	an increase of $4.1 million in interest expense due to changes in the value of an interest rate cap, which does not qualify for hedge accounting under SFAS No. 133;

•	an increase in interest expense of $2.6 million related to the issuance of junior subordinated notes in September 2007; and

•	an increase in interest expense of $0.7 million related to borrowings under the Company’s credit line during 2007.
Equity in loss (income) of unconsolidated joint ventures was a loss of $12.9 million for the nine months ended September 30, 2007 compared to income of $1.5 million for the nine months ended September 30, 2006. The loss recorded in the nine months ended September 30, 2007 was primarily driven by the Company’s share of losses from Hard Rock, primarily due to interest expense, and from Mondrian South Beach, primarily due to costs to sell the hotel condominium units. Hard Rock was not part of the Company’s portfolio during the nine months ended September 30, 2006 and Mondrian South Beach was acquired in August 2006.
The components of RevPAR from the comparable Joint Venture Hotels (which excludes Hard Rock, as the Company invested in this hotel in February 2007), for the nine months ended September 30, 2007 and 2006 are summarized as follows:

	Nine Months Ended
	September 30,	September 30,
	2007	2006	Change ($)	Change (%)
Occupancy	72.1%	72.6%	—	(0.7)%
ADR	$457	$391	$66	16.8%
RevPAR	$329	$284	$45	16.0%
The components of RevPAR from the Hard Rock for the period from February 2, 2007 through September 30, 2007 are summarized as follows:

Occupancy	95.4%
ADR	$224
RevPAR	$213
Other non-operating (income) expense reflected income of $0.9 million in the nine months ended September 30, 2007 as compared to $0.7 million of expense during the nine months ended September 30, 2006. The income recognized during the nine months ended September 30, 2007 primarily relates to consideration of $6.1 million in cash received from the transfer of our joint venture partners’ 50% share of the London hotels to an unrelated third party, offset by legal expenses incurred in connection with the resignation of the Company’s former president and chief executive officer in September 2007 as well as legal expenses related to the Shore Club litigation.
Income tax (benefit) expense reflected a benefit of $6.5 million for the nine months ended September 30, 2007 as compared to expense of $12.1 million for the nine months ended September 30, 2006 due primarily to the losses incurred during the nine months ended September 30, 2007.

Liquidity and Capital Resources
As of September 30, 2007, we had approximately $42.7 million in available cash and cash equivalents. The Company has both short-term and long-term liquidity requirements as described in more detail below.
On July 25, 2007, the Company completed an offering of 12,210,840 shares of common stock, of which 2,777,495 shares of common stock were sold by the Company and 9,433,345 shares of common stock were sold by certain selling stockholders. Net proceeds to the Company as a result of the offering were approximately $59.5 million.
Additionally, on October 17, 2007 the Company issued $172.5 million aggregate principal amount of its Notes in a private offering. The net proceeds from the offering of the Notes was $166.8 million, after deducting the initial purchasers’ discount and estimated offering expenses payable by the Company. We used approximately $25.0 million of the net proceeds from this offering to repay in full the outstanding balance on our revolving credit facility and $24.1 million of the net proceeds to fund the Note Call Options and Warrant transactions. The Company intends to use the remaining net proceeds from the offering for general corporate purposes and has invested such remaining net proceeds in short-term interest-bearing investment grade securities.
Short-Term Liquidity Requirements. We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred within the next 12 months and believe those requirements consist primarily of funds necessary to pay operating expenses and other expenditures directly associated with our properties, including the funding of our reserve accounts. Our reserve accounts consist of restricted cash that is swept by our lenders beginning on the ninth day of each month to fund monthly debt service payments, property, sales and occupancy taxes and insurance premiums of our hotels. After funding these reserve accounts, we fund operating expenses and our furniture, fixtures and equipment reserve (generally, approximately 4% of total revenues at each hotel). We expect to meet our short-term liquidity needs through existing working capital and cash provided by our operations and, if necessary, from borrowings under our line of credit.
Long-Term Liquidity Requirements. We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next 12 months and believe these requirements consist primarily of funds necessary to pay scheduled debt maturities, renovations and other non-recurring capital expenditures that need to be made periodically to our properties and the costs associated with acquisitions and development of properties under contract and new acquisitions and development projects that we may pursue. Our long-term liquidity requirements are also affected by a potential liability to a designer for which we have accrued $12.4 million. Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, equity and debt offerings, borrowings under our line of credit, and long-term mortgages on our properties.
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
We expect we will require additional borrowings, including borrowings under our line of credit, to satisfy our long-term liquidity requirements. Other sources may be sales of common or preferred stock and/or cash generated through property dispositions and joint venture transactions.
Anticipated Capital Expenditures and Liquidity Requirements
Property Renovation. We plan to renovate several of our existing properties at an estimated cost of approximately $45.0 million in 2007 (of which approximately $34.0 million has been spent through the nine months ended September 30, 2007) and approximately $35.0 million in 2008. We anticipate spending a significant portion of the future amount on Mondrian Los Angeles. The majority of our capital expenditures are expected to be funded from operating cash flow and our restricted cash and reserve accounts.

Echelon Las Vegas. In January 2006, the Company entered into a limited liability company agreement with a subsidiary of Boyd, through which we plan to develop, as 50/50 owners, Delano Las Vegas and Mondrian Las Vegas, both of which are expected to open in 2010. After certain milestones in the joint venture development process have been met, the Company is expected to complete its contribution of approximately $91.5 million in cash and Echelon will contribute approximately 6.1 acres of land to the joint venture. It is expected that these contributions will be completed by June 30, 2008, as part of pre-development. As of September 30, 2007, we had made approximately $40.1 million in capital contributions toward our total funding requirements, including our initial deposit of $30.0 million. We anticipate contributing approximately another $20.0 million prior to June 30, 2008 for pre-development work, which amounts will be applied toward our capital contributions.
Hard Rock. Under the terms of the joint venture agreement for Hard Rock, DLJMB agreed to fund 100% of the equity capital required to expand the property, up to a total of an additional $150.0 million. The Company has the option, but is not required, to fund its pro rata share of the expansion project. As of September 30, 2007, we have funded approximately $4.8 million through the issuance of a letter of credit to maintain our pro rata share of equity in the joint venture. The Company expects to make future funding decisions on a case-by-case basis at the time of the relevant capital calls based on its view at the time of the anticipated returns from the incremental investments and the other opportunities the Company has to invest capital.
Pursuant to the terms of the Hard Rock joint venture credit agreement, in the event that the proceeds from any prior sales of the adjacent 15 acre parcel of excess land are less than $40.0 million, the joint venture is required to make an amortization payment to the lenders on February 2, 2008 in an amount equal to $110.0 million. If the proceeds received from any such prior sales of the excess land are greater than $40.0 million, then the joint venture is required to make an amortization payment equal to $110.0 million less the amount of any proceeds previously received from such sales. The amortization payment may be postponed until August 2, 2008 if a letter of credit is posted in the full amount of the required payment or, for a period of 60 days in the event that a binding contract for a sale of the land has been entered into, provided that the joint venture has received a customary non-refundable deposit, the sale is subject only to standard title and similar contingencies, and the consummation of such sale occurs within such 60 day period.
Other Potential Commitments. Other estimated capital commitments include approximately $17.0 million to fund the Delano Miami expansion over the next two years and approximately $14.5 million to fund our equity investment in Mondrian Chicago which may be required in 2007 or 2008. In addition, we may provide $5.0 million to $10.0 million of additional equity at Mondrian South Beach should the closing of condominium sales not occur as planned due to the recent changes in the mortgage market.
Comparison of Cash Flows for Nine Months Ended September 30, 2007 to September 30, 2006
Operating Activities. Net cash provided by operating activities was $27.2 million for the nine months ended September 30, 2007 compared to $26.2 million for the nine months ended September 30, 2006. The increase in cash is primarily due to decreased interest payments on the Company’s debt.
Investing Activities. Net cash used in investing activities amounted to $77.7 million for the nine months ended September 30, 2007 compared to $133.7 million for the nine months ended September 30, 2006. The decrease in cash used in investing activities primarily relates to the $50.0 million deposit the Company made in 2006 related to its investment in Hard Rock for which there was no comparable investment in 2007.
Financing Activities. Net cash provided by financing activities amounted to $65.7 million for the nine months ended September 30, 2007 compared to $115.7 million for the nine months ended September 30, 2006. The cash provided by financing was greater in the nine months ended September 30, 2006 due to the completion of the IPO in February 2006 discussed in Note 1 to the consolidated/combined financial statements. During the nine months ended September 30, 2007, the Company repurchased 1.6 million shares of its common stock for $27.2 million, received funds from its draw on its credit facility, and completed an equity offering in July 2007 which raised $59.5 million for the Company.
Debt
New Revolving Credit Agreement. On October 6, 2006, the Company and certain of its subsidiaries entered into the New Revolving Credit Agreement in the initial amount of $225.0 million, which includes a $50.0 million letter of credit sub-facility and a $25.0 million swingline sub-facility with Wachovia Capital Markets, LLC and Citigroup Global Markets Inc.
The amount available from time to time under the New Revolving Credit Agreement is also conditioned upon the amount of an available borrowing base calculated by reference to collateral described below. The available borrowing base is currently approximately $64.0 million, but that amount may be increased up to $225.0 million at the Borrower’s option by increasing the amount of the borrowing capacity on Delano Miami granted by the Delano Miami mortgage lender (discussed below) and upon payment of the related additional recording tax. Had the Borrower exercised this option, the available borrowing base as of September 30, 2007 (assuming an increase in the Delano Miami mortgage and payment of the related additional recording tax) would have been approximately $186.2 million. That availability may also be increased through procedures specified in the New Revolving Credit Agreement for adding property to the borrowing base and for revaluation of the property that constitutes the borrowing base.
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
The New Revolving Credit Agreement requires the Borrower to maintain for each four-quarter period a total leverage ratio (total indebtedness, which does not include indebtedness related to the Trust Notes and Notes issued by the Company in October 2007, to consolidated EBITDA) of no more than (1) 8.0 to 1.0 at any time prior to January 1, 2008, (2) 7.0 to 1.0 at any time during 2008, and (3) 6.0 to 1.0 at any time after December 31, 2008, and a fixed charge coverage ratio (consolidated EBITDA to fixed charges) of no less than 1.75 to 1.00 at all times. The New Revolving Credit Agreement contains negative covenants, subject in each case to certain exceptions, restricting incurrence of indebtedness, incurrence of liens, fundamental changes, acquisitions and investments, asset sales, transactions with affiliates and restricted payments, including, among others, a covenant prohibiting the Company from paying cash dividends on its common stock.
As of September 30, 2007, the Company was in compliance with the covenants of the New Revolving Credit Agreement.
The Company borrowed $30.0 million on the line of credit in February 2007 to make a required deposit as part of our involvement in the Echelon project in Las Vegas. The balance outstanding on the New Revolving Credit Agreement at September 30, 2007 was $25.0 million, which was subsequently paid down in October 2007 with a portion of the net proceeds from the Company’s Note offering completed on October 17, 2007.
Obligations under the New Revolving Credit Agreement are secured by, among other collateral, a mortgage on Delano Miami and the pledge of equity interests in the Borrower and certain subsidiaries of the Borrower, including the subsidiaries owning Delano Miami, Morgans and Royalton, as well as a security interest in other significant personal property (including trademarks and other intellectual property, reserves and deposits) relating to those hotels.
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
The New Mortgages bear interest at a blended rate of 30-day LIBOR plus 125 basis points. The Company has the option of extending the maturity date of the New Mortgages to October 15, 2011. The Company maintained an interest rate cap for the amount of the New Mortgages at 4.25% through June 30, 2007 and entered into forward swaps beginning on June 9, 2007 that effectively fix the LIBOR rate on the debt under the New Mortgages at approximately 5.0% through the maturity date.
The New Mortgages require the Company’s subsidiary borrowers to fund reserve accounts to cover monthly debt service payments. Those subsidiary borrowers are also required to fund reserves for property, sales and occupancy taxes, insurance premiums, capital expenditures and the operation and maintenance of those hotels. Reserves are deposited into restricted cash accounts and are released as certain conditions are met. The Company’s subsidiary borrowers are not permitted to have any liabilities other than certain ordinary trade payables, purchase money indebtedness, capital lease obligations and certain other liabilities.
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
As of September 30, 2007, the Company was in compliance with the covenants of the New Mortgages.
Notes to a Subsidiary Trust Issuing Preferred Securities. In August 2006, the Trust issued $50.0 million of trust preferred securities in a private placement. The sole assets of the Trust consist of the Trust Notes due October 30, 2036 issued by Morgans Group LLC and guaranteed by the Company. The proceeds of the issuance of the Trust Notes were used to repay the Company’s then-existing credit agreement and to fund the equity contribution on Mondrian South Beach with the remainder available for general corporate purposes. These trust preferred securities and the Notes both have a 30-year term, ending October 30, 2036, and bear interest at a fixed rate of 8.68% for the first ten years, ending October 2016, and thereafter will bear interest at a floating rate based on the three-month LIBOR plus 3.25%. These securities are redeemable by the Trust at par beginning on October 30, 2011.
The Trust Note agreement requires that the Company maintain a fixed charge coverage ratio, as defined, of 1.4 to 1.0 and prohibits the Company from issuing subordinate debt through February 4, 2007. As of September 30, 2007, the Company was in compliance with the covenants of the Trust Note agreement.
Clift. We lease Clift under a 99-year non-recourse lease agreement expiring in 2103. The lease is accounted for as a financing with a balance of $79.4 million at September 30, 2007. The lease payments were $2.8 million per year through October 2006 and $6.0 million per year through October 2014 with inflationary increases at five-year intervals thereafter beginning in October 2014.
Hudson. We lease two condominium units at Hudson which are reflected as capital leases with balances of $6.1 million at September 30, 2007. Currently annual lease payments total approximately $800,000 and are subject to increases in line with inflation. The leases expire in 2096 and 2098.
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
Convertible Debt. As discussed above in “Recent Trends and Events — Recent Events”, on October 17, 2007 the Company issued $172.5 million aggregate principal amount of Notes in a private offering.
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
Capital Expenditures and Reserve Funds
We are obligated to maintain reserve funds for capital expenditures at our hotels as determined pursuant to our debt and lease agreements. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. Our debt and lease agreements require us to reserve funds at amounts equal to 4% of the hotel’s revenues and require the funds to be set aside in restricted cash. In addition, the restaurant joint ventures require the ventures to set aside restricted cash of between 2% to 4% of gross revenues of the restaurant. As of September 30, 2007, $6.0 million was available in restricted cash reserves for future capital expenditures. In addition, as of September 30, 2007, we had a reserve for major capital improvements of $5.0 million under the New Mortgages.

The lenders under the New Revolving Credit Agreement and New Mortgages require the Company’s subsidiary borrowers to fund reserve accounts to cover monthly debt service payments. Those subsidiary borrowers are also required to fund reserves for property, sales and occupancy taxes, insurance premiums, capital expenditures and the operation and maintenance of those hotels. Reserves are deposited into restricted cash accounts and are released as certain conditions are met. The Company’s subsidiary borrowers are not permitted to have any liabilities other than certain ordinary trade payables, purchase money indebtedness, capital lease obligations, and certain other liabilities.
We plan to renovate several of our existing properties at an estimated cost of approximately $45.0 million in 2007 (of which approximately $34.0 million has been spent through the nine months ended September 30, 2007) and approximately $35.0 million in 2008. We anticipate spending a significant portion of the future amount on Mondrian Los Angeles. The majority of our capital expenditures are expected to be funded from cash flow, our restricted cash and reserve accounts. Our capital expenditures could increase if we decide to acquire, renovate or develop hotels or additional space at existing hotels.
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
On June 29, 2005, we entered into an interest rate cap agreement with a notional amount of $580.0 million, the then full amount of debt secured by five hotels (Hudson, Mondrian Los Angles, Delano Miami, Morgans and Royalton), with a LIBOR cap of 4.25% which expired on July 9, 2007. We recognized the change in the fair value of this agreement in interest expense.
On February 22, 2006, subsequent to our IPO, we entered in to an interest rate forward starting swap that effectively fixes the interest rate on $285.0 million of debt from June 2007 through June 2010. This derivative qualifies for hedge accounting treatment per SFAS No. 133 and accordingly, the change in fair value of this instrument is recognized in other comprehensive income.
In connection with the New Mortgages (defined and discussed above), the Company entered into an $85.0 million interest rate swap that effectively fixes the LIBOR rate on the $85.0 million of debt at approximately 5.0% with an effective date of July 9, 2007 and a maturity date of July 15, 2010. This swap has been designated as a cash flow hedge and qualifies for hedge accounting treatment in accordance with SFAS No. 133.
In May 2006, we entered into an interest rate cap agreement with a notional amount of $40.0 million, the expected full amount of debt secured by Mondrian Scottsdale, with a LIBOR cap of 6.00% through June 1, 2008. This derivative qualifies for hedge accounting treatment per SFAS No. 133 and accordingly, the change in fair value of this instrument is recognized in other comprehensive income.
In connection with the sale of the Notes (discussed above) the Company entered into Call Options which are exercisable solely in connection with any conversion of the Notes and provide for the Company to receive shares of the Company’s common stock from counterparties equal to the number of shares issuable to the holders of the Notes upon conversion of all shares of common stock, or other property, deliverable by the Company upon conversion of the Notes, in excess of an amount of shares or other property with a value, at then current prices, equal to the principal amount of the converted Notes. Simultaneously, the Company also entered into Warrant transactions, whereby the Company sold Warrants to purchase in the aggregate 6,415,327 shares of common stock, subject to customary anti-dilution adjustments, at an exercise price of approximately $40.00 per share of common stock. The Warrants may be exercised over a 90-day trading period commencing January 15, 2015. The Call Options and the Warrants are separate contracts and are not part of the terms of the Notes and will not affect the holders’ rights under the Notes. The Call Options are intended to offset potential dilution upon conversion of the Notes in the event that the market value per share of the common stock at the time of exercise is greater than the exercise price of the Call Options, which is equal to the initial conversion price of the Notes and is subject to certain customary adjustments.

Off-Balance Sheet Arrangements
We own interests in two hotels through a 50/50 joint venture known as Morgans Europe. Morgans Europe owns two hotels located in London, England, St Martins Lane, a 204-room hotel, and Sanderson, a 150-room hotel. Net income or loss and cash distributions or contributions are allocated to the partners in accordance with ownership interests. At September 30, 2007, our investment in Morgans Europe was $14.1 million. We account for this investment under the equity method of accounting. Our equity in income or loss of the joint venture amounted to a loss of $1.2 million and income of $1.7 million for the three months ended September  30, 2007 and 2006, respectively, and income of $2.1 million and $1.6 million for the nine months ended September 30, 2007 and 2006, respectively.
The Company owns interest in a building on Biscayne Bay in South Beach Miami through the South Beach Venture. The South Beach Venture is in the process of renovating and converting the building into a condo and hotel to be operated under the Company’s Mondrian brand. The Company will operate Mondrian South Beach under a long-term incentive management contract.
The South Beach Venture has acquired the existing building and land for a gross purchase price of $110.0 million. The South Beach Venture expects to spend approximately $65.0 million on renovations. An initial equity investment of $15.0 million from each of the Company and our partner, Hudson Capital, was funded at closing. We account for this investment under the equity method of accounting. At September 30, 2007, our investment in the South Beach Venture was $10.7 million. Our equity in income or loss of the South Beach Venture amounted to a loss of $0.2 million for the three months ended September  30, 2007 and $2.2 million for the nine months ended September 30, 2007.
On February 2, 2007, we completed the purchase of the Hard Rock with the Company funding one-third of the equity, or approximately $57.5 million, and DLJMB funding two-thirds of the equity, or approximately $115 million. The remainder of the $770 million purchase price was financed with mortgage financing under a credit agreement entered into by the joint venture, which agreement was amended as of November 6, 2007 (see Note 4 to unaudited consolidated/combined financial statements). At September 30, 2007, our investment in the Hard Rock venture was $43.6 million. Our equity in loss of this venture for the three and nine months ended September 30, 2007 was $4.5 million and $12.1 million, respectively.
In June 2007, the Company contributed $5 million for a 20% equity interest in a joint venture with Cape Advisors Inc. to acquire and develop a Mondrian hotel in the SoHo neighborhood of New York City. The Mondrian SoHo is currently expected to have 270 rooms, a restaurant, bar, ballroom, meeting rooms, exercise facility and a penthouse suite with outdoor space that can be used as a guest room or for private events. Upon completion, the Company is expected to operate the hotel under a 10-year management contract with two 10-year extension options. As of September 30, 2007, our investment in the Mondrian SoHo venture was $5.0 million.
In June 2007, the Company formed a joint venture with M Development to acquire and develop a Mondrian hotel in Chicago. The Company will have a 49% equity interest in the joint venture and expects to contribute approximately $15 million to the project, of which approximately $0.5 million was contributed in June 2007. The Mondrian Chicago is currently expected to have 200 rooms and feature a restaurant and bar, meeting rooms, an exercise facility, as well as outdoor food and beverage operations. Upon completion, the Company is expected to operate the hotel under a 20-year management contract with two 5-year extension options. As of September 30, 2007, our investment in the Mondrian Chicago venture was $0.7 million.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk.
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Some of our outstanding debt has a variable interest rate. As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Derivative Financial Instruments” above, we use some derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of September 30, 2007, our total outstanding debt, including capitalized lease obligations, was approximately $581.1 million, of which approximately $435.0 million, or 74.9%, was variable rate debt. The Company entered into hedge agreements which capped LIBOR at 4.25% and expired on July 9, 2007. The Company also entered into hedge agreements which became effective on July 9, 2007 and cap LIBOR at approximately 5.0%. At September 30, 2007, the LIBOR rate was 5.1%, thereby making our cap in the money. Because of our interest rate caps, an increase in market rates of interest would not have impacted our interest expense. If market rates of interest increase by 1.0%, or approximately 100 basis points, the fair value of our fixed rate debt would decrease by approximately $9.3 million. If market rates of interest decrease by 1.0%, or approximately 100 basis points, the fair value of our fixed rate debt would increase by $13.1 million.

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
Item 4.     Controls and Procedures.
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on management’s evaluation, including the participation of our Interim Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Interim Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective as of September 30, 2007. There has been no change to our internal control over financial reporting during the quarter ended September 30, 2007 identified in connection with the evaluation described above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.     Legal Proceedings.
Shore Club Litigation—New York State Action
The Company is currently involved in litigation regarding the management of Shore Club. In 2002, the Company, through a wholly-owned subsidiary, Shore Club Holdings, LLC, invested in Shore Club, and the Company’s management company, Morgans Hotel Group Management LLC (“MHG Management Company”), took over management of the property. The management agreement expires in 2022. For the year ended December 31, 2002 (reflecting six months of data based on information provided to us and not generated by us and six months of operations after MHG Management Company took over management of Shore Club in July 2002), Shore Club had an operating loss and its owner, Philips South Beach LLC, was in dispute with its investors and lenders. After MHG Management Company took over management of the property, the financial performance improved and Shore Club had operating income in 2004. The Company believes this improvement was the direct result of our repositioning and operation of the hotel. This improved performance has continued. In addition, during the fourth quarter of 2005, the debt on the hotel was refinanced.
On January 17, 2006, Philips South Beach LLC filed a lawsuit in New York state court against several defendants including MHG Management Company and other persons and entities. The lawsuit alleged, among other things, (i) that MHG Management Company engaged in fraudulent or willful misconduct with respect to Shore Club entitling Philips South Beach LLC to terminate the Shore Club management agreement without the payment of a termination fee to it, (ii) breach of fiduciary duty by defendants, (iii) tortious interference with business relations by redirecting guests and events from Shore Club to Delano Miami, (iv) misuse of free and complimentary rooms at Shore Club, and (v) misappropriation of confidential business information. The allegations include that defendants took actions to benefit Delano Miami at the expense of Shore Club, billed Shore Club for expenses that had already been billed by MHG Management Company as part of chain expenses, misused barter agreements to obtain benefits for employees, and failed to collect certain rent and taxes from retail tenants. The lawsuit also asserts that defendants falsified or omitted information in monthly management reports related to the alleged actions. Ian Schrager, founder of the Predecessor, and David T. Hamamoto, Chairman of the Board of Directors of the Company, are also named as defendants in the lawsuit.
The remedies sought by Philips South Beach LLC included (a) termination of the management agreement without the payment of a termination fee to MHG Management Company, (b) a full accounting of all of the affairs of Shore Club from the inception of the management agreement, (c) at least $5.0 million in compensatory damages, (d) at least $10.0 million in punitive damages, and (e) attorneys’ fees, interest, costs and disbursements.
The Company believes that MHG Management Company has abided by the terms of the management agreement. The Company believes that Philips South Beach LLC has filed the lawsuit as part of a strategy to pressure the Company to renegotiate its management agreement with respect to Shore Club.
On August 1, 2006, the judge granted the Company’s motion to dismiss Philips South Beach LLC’s causes of action for breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, breach of good faith and fair dealing, and unjust enrichment. The judge also struck all claims for punitive damages. Philips South Beach LLC appealed for the reinstatement of the three fiduciary duty claims and the Company cross-appealed for the dismissal of the four claims not dismissed by the trial court. Philips South Beach LLC filed an amended complaint adding a punitive damages demand for two of the remaining claims, for unfair competition and tortious interference. The Company’s motion to dismiss that demand was denied, and the Company is in the process of appealing.
Philips South Beach LLC has further amended its complaint to assert two claims of fraudulent inducement against MHG Management Company and Mr. Schrager, seeking rescission of the management agreement, return of all fees paid under the management agreement, and unspecified punitive damages. The Company has moved to dismiss these new claims and answered the balance of the second amended complaint, denying all substantive allegations and asserting various affirmative defenses. Discovery is ongoing.
In October 2007, MHG Management Company counterclaimed against Philips South Beach LLC and asserted third party claims against affiliates of Philips South Beach LLC. These claims include breach of the management agreement, tortious interference with contractual relations and tortious interference with economic advantage. Shore Club Holdings, LLC has filed a complaint against affiliates of Philips South Beach LLC asserting derivative claims for breach of fiduciary duty and aiding and abetting breach of fiduciary duty, and a direct claim for an accounting of Philips South Beach LLC.

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
On July 13, 2006, the judge issued an order denying defendants’ motion to stay and for a protective order based on the pendency of the Shore Club litigation in New York. On appeal of that order, the Florida court of appeals quashed the order denying the stay and directed the lower court to stay the Florida action pending the disposition of the Shore Club litigation in New York. In light of the counterclaims, third party claims, and new complaint filed in New York by MHG Management Company and Shore Club Holdings, LLC, this action is being withdrawn.
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
On July 6, 2006, the judge granted the Company’s motion to dismiss it from the case. Century Operating Associates filed an amended complaint, re-asserting claims against the Company, including a new claim for aiding and abetting breach of fiduciary duty, and adding claims against a new defendant, Morgans Group LLC. In April 2007, the judge granted the Company’s motion to dismiss all claims against it and Morgans Group LLC, and certain claims against certain other defendants. In May 2007, Century Operating Associates amended its compliant again re-asserting the same claims against the Company and Morgans Group LLC. On June 8, 2007, the Company moved to dismiss all claims against it and Morgans Group LLC in the amended complaint. Discovery is ongoing.
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
Item 1A.     Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. Other than as described below, we do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Risks Related to Our Business
The recent departure of our chief executive officer could have an adverse effect on our ability to manage our business and implement our growth strategies.
On September 20, 2007, we announced that pursuant to a mutual agreement, W. Edward Scheetz resigned as our president and chief executive officer and as a director in order to permit him to address personal issues. Although we do not believe that Mr. Scheetz’s personal issues have had, or are reasonably likely to have, a material adverse effect on our financial reporting or business operations, including our ability to maintain and obtain regulatory approvals necessary for the operation of our business, we cannot assure you that this will be the case and it is possible that we may experience adverse consequences as a result of Mr. Scheetz’s personal issues.
Prior to his departure, Mr. Scheetz was actively involved in the acquisition of our hotel assets, was actively engaged in our management, and had significant responsibility for the determination of our strategic direction, especially with regard to operational, financing, acquisition and disposition activity. We have appointed an interim chief executive officer and president and commenced a search process for a permanent chief executive officer. It could be difficult for us to find a permanent chief executive officer, as competition for such personnel is intense. Our inability to find a suitable chief executive officer or significant delays in our ability to find a suitable chief executive officer could have an adverse effect on our ability to retain other members of senior management or to manage our business and implement our growth strategies. If other members of our senior management were also to depart, we may have separation payment obligations to such individuals pursuant to the terms of their employment agreements. In addition, it is possible that we may encounter difficulty integrating any new chief executive officer into our business. Any of these potential consequences could benefit our competitors and have a material adverse effect on our business and operations.
We depend on Golden Gaming to serve as the operator of the casino at the Hard Rock Hotel & Casino in Las Vegas and to the extent Golden Gaming fails to provide these services, fails to make lease payments or if we were to become liable to third parties for the actions of Golden Gaming at the property, our cash flows and operating results could be adversely impacted.
We lease the casino at the Hard Rock Hotel & Casino in Las Vegas to a licensed operator and are prohibited from receiving any revenues of the casino at this property until we have obtained the necessary gaming approvals. As such, we have entered into a definitive lease agreement with an affiliate of Golden Gaming, Inc. (“Golden Gaming”), for all gaming and related activities at the property’s approximately 30,000 square foot casino. Therefore, a portion of our revenues from the Hard Rock Hotel & Casino is dependent on our ability to collect lease payments from Golden Gaming. To the extent that Golden Gaming defaults on its obligations under its lease with us, whether as a result of any dispute between the parties, because of a deterioration of its financial condition, bankruptcy or otherwise, or if we become liable to third parties for the actions of Golden Gaming as casino operator, our cash flows and operating results could be adversely impacted.
Golden Gaming has provided us with a notice of termination purporting to terminate the lease as of February 2, 2008 and although we do not believe Golden Gaming has the right to terminate the lease on that date, we believe that we will have obtained our license to serve as the operator of the casino at the Hard Rock Hotel & Casino by that date and we have entered into an agreement with a replacement operator should its services be necessary, we cannot provide you with such assurances.
Risks Related to Our Organization and Corporate Structure
In the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, we included a risk factor that “We may experience conflicts of interest with a significant stockholder and that stockholder may also exercise significant influence over our affairs.” However, upon the completion of an equity offering on July 25, 2007, 9,433,345 shares of our previously issued common stock were sold by certain selling stockholders, including the significant stockholder referenced in the risk factor. As a result, we no longer believe that the risks described in such risk factor continue to be material to investors who purchase or own our securities.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.
Third Quarter 2007 Purchases of Equity Securities
The following table provides information about the Company’s purchases of its common stock during the quarter ended September 30, 2007:

				Approximate Dollar
			Total Number of	Value of Common
			Common Shares	Shares that May Yet Be
	Total Number of	Average Price	Purchased as Part of	Purchased Under the
	Common Shares	Paid per	Publicly Announced	Plans or Programs
Period	Purchased	Common Share	Plans or Programs	(in thousands)
July 1-31, 2007	56,427	$18.24	56,427	$22,776
August 1-31, 2007	—	—	—	$22,776
September 1-30, 2007	—	—	—	$22,776
Total	56,427	$18.24	56,427	$22,776
Item 3.      Defaults Upon Senior Securities.
None.
Item 4.      Submission of Matters to a Vote of Security Holders.
None.
Item 5.      Other Information.
Hard Rock Loan Agreements
As previously disclosed on Form 8-K filed February 8, 2007, and as amended on March 16, 2007, on February 2, 2007, HRHH Hotel/Casino, LLC, HRHH Cafe, LLC, HRHH Development, LLC, HRHH IP, LLC, and HRHH Gaming, LLC, each a subsidiary of the Hard Rock joint venture, as borrowers (collectively, “Borrower”) and Column Financial, Inc., as lender (“Column”), entered into a loan agreement (the “Original Loan Agreement”). As described below, the Original Loan Agreement has been amended and restated. Because the amendment and restatement of the Original Loan Agreement took place within four business days before our filing of this Quarterly Report on Form 10-Q, the description below is intended to satisfy our disclosure obligations with respect to such event.
On November 6, 2007, Borrower and Column entered into an amended and restated loan agreement (the “Amended Loan Agreement”), which replaced and superseded the Original Loan Agreement in its entirety. In connection with the amendment of the Original Loan Agreement, Column also exercised its right to split the loan made pursuant to the Original Loan Agreement into a mortgage loan (the “Mortgage Loan”), which Mortgage Loan is comprised of a construction loan component of up to $620 million for the future expansion of the Hard Rock and an acquisition loan component of $410 million for the acquisition of the Hard Rock purchased assets, including certain initial renovations and financing costs and reserves, and three mezzanine loans (including a senior mezzanine loan in the amount of $200 million (the “Senior Mezzanine Loan”), a junior mezzanine loan in the amount of $100 million (the “Junior Mezzanine Loan”) and a subordinated junior mezzanine loan in the amount of $65 million (the “Subordinate Junior Mezzanine Loan”, collectively with the Junior Mezzanine Loan and the Senior Mezzanine Loan, the “Mezzanine Loans”)). The proceeds of the Mezzanine Loans were used to prepay the acquisition loan portion of the mortgage loan made pursuant to the Original Loan Agreement. The interest rate on the Mortgage Loan, together with the interest rate on the Mezzanine Loans, will be a blended spread of 425 basis points above 30-day LIBOR, subject to increase if the completion date of the expansion project is delayed and under certain other conditions. The Borrower is required to qualify for the construction loan, and the first advance under the construction loan is required to be made, by May 1, 2008.
The loan agreements and other documentation evidencing the Mezzanine Loans are substantially similar to the Amended Loan Agreement and other documentation evidencing the Mortgage Loan such that the Borrowers’ and the Mezzanine Borrowers’ (as defined below) cumulative obligations under the Mortgage Loan and the Mezzanine Loans are not substantially different in any material respect from what their obligations would be if the Mortgage Loan and the Mezzanine Loans were all made pursuant to the Amended Loan Agreement. The Senior Mezzanine Loan is secured by a pledge of HRHH Gaming Senior Mezz, LLC and HRHH JV Senior Mezz, LLC’s (collectively “Senior Mezzanine Borrower”) membership interests in the Borrowers. The Junior Mezzanine Loan is secured by a pledge of HRHH Gaming Junior Mezz, LLC and HRHH JV Junior Mezz, LLC’s (collectively “Junior Mezzanine Borrower”) membership interests in Senior Mezzanine Borrower. The Subordinate Junior Mezzanine Loan is secured by a pledge of HRHH Gaming Junior Mezz Two, LLC and HRHH JV Junior Mezz Two, LLC’s (collectively, “Subordinate Junior Mezzanine Borrower”, collectively with Junior Mezzanine Borrower and Senior Mezzanine Borrower, the “Mezzanine Borrowers”) membership interests in Junior Mezzanine Borrower. Certain other security, similar to the security provided for the Mortgage Loan, is also provided for the Mezzanine Loans except for security in the form of liens on the Hard Rock property, the Hard Rock Cafe property, and the 23 acre parcel of land adjacent to the Hard Rock.

Hard Rock Loan Agreement Guaranties
In connection with the Original Loan Agreement, Column, Morgans Group LLC and DLJMB entered into a Construction Guaranty of Completion, a Closing Guaranty of Completion, a Guaranty Agreement (with respect to certain non-recourse obligations) and a Guaranty Agreement (Non-Qualified Mandatory Prepayment), each dated as of February 2, 2007 (as modified by the Modification and Ratification of Guaranties executed in connection with the Amended Loan Agreement as of November 6, 2007, collectively, the “Loan Agreement Guaranties”). Substantially similar guaranties were executed and delivered in connection with the Mezzanine Loans (the “Mezzanine Loan Guaranties”). The aggregate liability under the Loan Agreement Guaranties and the Mezzanine Loan Agreement Guaranties cannot exceed the defined guarantied obligations under the Loan Agreement Guaranties.
Item 6.      Exhibits.

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Morgans Hotel Group Co. (incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on February 9, 2006)
3.2	By-laws of Morgans Hotel Group Co. (incorporated by reference to Exhibit 3.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on February 9, 2006)
10.1	Separation Agreement and Release, dated September 19, 2007 between W. Edward Scheetz and Morgans Hotel Group Co. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 20, 2007)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Morgans Hotel Group Co.

November 13, 2007	/s/ FREDERICK J. KLEISNER
Frederick J. Kleisner
Interim President and Chief Executive Officer

November 13, 2007	/s/ RICHARD SZYMANSKI

Richard Szymanski
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Morgans Hotel Group Co. (incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on February 9, 2006)
3.2	By-laws of Morgans Hotel Group Co. (incorporated by reference to Exhibit 3.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on February 9, 2006)
10.1	Separation Agreement and Release, dated September 19, 2007 between W. Edward Scheetz and Morgans Hotel Group Co. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 20, 2007)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith