Form 10-K
period 2007-12-31
Morgans Hotel Group Co.
filed 2008-03-17
CIK 1342126

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $532,421,000, based on a closing sale price of $24.38 as reported on the NASDAQ Global Market (formerly the NASDAQ National Market) on June 30, 2007.

As of March 14, 2008, the registrant had issued and outstanding 32,070,603 shares of common stock, par value $0.01 per share.

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

The forward-looking statements contained in this Annual Report on Form 10-K reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ materially from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Important risks and factors that could cause our actual results to differ materially from those expressed in any forward-looking statements include, but are not limited to changes in economic, business, competitive market and regulatory conditions such as:

•	downturns in economic and market conditions, particularly levels of spending in the business, travel and leisure industries;

•	hostilities, including future terrorist attacks, or fear of hostilities that affect travel;

•	risks related to natural disasters, such as earthquakes and hurricanes;

•	risks associated with the acquisition, development and integration of properties;

•	the seasonal nature of the hospitality business;

•	changes in the tastes of our customers;

•	increases in real property tax rates;

•	increases in interest rates and operating costs;

•	the impact of any material litigation;

•	the loss of key members of our senior management;

•	general volatility of the capital markets and our ability to access the capital markets;

•	changes in the competitive environment in our industry and the markets where we invest; and

•	other risks discussed in this Annual Report on Form 10-K in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Result of Operations”.

We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform these statements to actual results.

PART I

ITEM 1	BUSINESS

Overview

Morgans Hotel Group Co. is a fully integrated hospitality company that operates, owns, acquires, develops and redevelops boutique hotels primarily in gateway cities and select resort markets in the United States and Europe. Over our 24-year history, we have gained experience operating in a variety of market conditions. At December 31, 2007, we owned or partially owned, and managed a portfolio of eleven luxury hotel properties in New York, Miami, Los Angeles, Scottsdale, San Francisco, London and Las Vegas, comprising approximately 3,400 rooms. In addition, we currently have eight announced developments or expansions, representing an estimated 3,350 additional guest rooms.

Unlike traditional brand-managed or franchised hotels, boutique hotels provide their guests with what we believe is a distinctive lodging experience. Each of our hotels has a personality specifically tailored to reflect the local market environment and features a modern, sophisticated design that includes critically acclaimed public spaces, popular “destination” bars and restaurants and highly personalized service. Significant media attention has been devoted to our hotels which we believe is as a result of their distinctive nature, renowned design, dynamic and exciting atmosphere, celebrity guests and high-profile events. We believe that the Morgans Hotel Group brand, and each of our individual property brands are synonymous with style, innovation and service. We believe that this combination of lodging and social experiences, and association with our brands, increases our occupancy levels and pricing power.

At December 31, 2007, we owned or partially owned, and managed a portfolio of eleven luxury hotel properties in New York, Miami, Los Angeles, Scottsdale, San Francisco, London and Las Vegas, comprising approximately 3,400 rooms. These properties consisted of:

•	seven hotels that we own and manage, or the Owned Hotels — the Morgans, Royalton and Hudson in New York, the Delano Miami in Miami, the Mondrian Los Angeles in Los Angeles, the Clift in San Francisco and the Mondrian Scottsdale in Scottsdale, comprising approximately 2,100 rooms;

•	a 50% interest in two hotels in London, St Martins Lane and Sanderson, comprising approximately 350 rooms, which we manage;

•	a 7% interest in the 300-room Shore Club in Miami which we also manage; and

•	a 33.3% interest in the Hard Rock Hotel and Casino in Las Vegas, or Hard Rock, which we also manage.

In addition to our current portfolio, we expect to operate, own, acquire, redevelop and develop new hotel properties that are consistent with our portfolio in major metropolitan cities and select resort markets in the United States, Europe and elsewhere. We currently have development or expansion projects in Las Vegas, South Beach Miami, Chicago and SoHo, New York, and in January 2008, we announced a project to develop a Mondrian in Palm Springs. We are also in the process of redeveloping an apartment building on Biscayne Bay in Miami, which we have rebranded under our Mondrian brand, as a hotel condominium project under the name Mondrian South Beach Hotel Residences, or Mondrian South Beach. We will manage Mondrian South Beach upon completion.

We conduct our operations through Morgans Group LLC, a Delaware limited liability company and our operating company, which we refer to as Morgans Group. Morgans Group holds substantially all of our assets. We are the managing member of Morgans Group and held approximately 97.0% of its membership units at December 31, 2007. We manage all aspects of Morgans Group, including the operation, development, sale and purchase of, and investments in, hotels.

We were incorporated in Delaware in October 2005 and completed our initial public offering of common stock, or IPO, on February 17, 2006. Our corporate offices are located at 475 Tenth Avenue, New York, New York 10018. Our telephone number is (212) 277-4100. We maintain a website that contains information about us at www.morganshotelgroup.com.

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

Internal Growth.  We believe our portfolio is poised for internal growth driven by selected renovation and expansion projects and operational and technology infrastructure initiatives.

Targeted Renovations and Expansions.  We have targeted and are pursuing a number of specific renovation and expansion projects throughout our portfolio that we believe will increase our appeal to potential guests and generate increased revenue at our properties. These projects also include utilization of unused space, room refurbishments and upgrades, and the reconfiguration of public areas with the addition of amenities and revenue drivers, such as restaurants, bars, health clubs, banquet and meeting spaces and retail shops in certain properties. For example, during 2007, we completed a renovation of guest rooms, common areas and the restaurant and bars at Mondrian Scottsdale and Royalton and a rooms and spa renovation at Delano Miami. We expanded through the addition of two nightlife venues at both St Martins Lane and Delano Miami. During 2007, we also began the room renovation, including technology upgrades, of Mondrian Los Angeles and the complete renovation and repositioning of Mondrian South Beach, both of which are expected to be completed in 2008. We also are planning room and lobby renovations of Morgans, which is expected to be completed in 2008, and are undertaking expansion projects at Hudson and Hard Rock. We continuously evaluate alternative uses of our properties throughout our portfolio, including residential conversion and other opportunities.

Operational and Infrastructure Initiatives.  We strive to implement state-of-the-art operational systems and apply best practices to maximize synergies at the portfolio level. Within the past few years, we have launched a number of operational and technology initiatives that are designed to result in revenue growth, significant improvements in our operating costs and efficiencies, an improved guest experience and an enhanced ability to market to our customers’ specific lodging needs. Recent initiatives include centralization of our telephone reservations office, centralization of our computer reservations systems, utilization of a proprietary revenue management system, globalization of our sales system, and deployment of a company-wide customer relationship management system.

External Growth.  We believe we are poised for external growth that will be driven by growth in major metropolitan markets and select resort locations as we extend our hotel, restaurant and bar brands. We intend to be flexible with respect to transaction structures and real estate requirements as we grow our business.

Target Markets.  We intend to base our decisions to enter new markets on a number of criteria, with a focus on markets that attract affluent travelers who value a distinctive and sophisticated atmosphere and outstanding service. Specifically, we target key gateway destinations for both domestic and foreign travelers that attract both business and leisure travelers as well as select resort markets. We believe that Las Vegas, where we have a planned development project and have completed a hotel purchase, is an example of such a market. Consistent with our prior expansion activities, we will continue to seek growth primarily in markets with multiple demand drivers and high barriers to entry, including:

•	Major North American metropolitan markets with vibrant urban locations, including existing markets such as New York, Miami and Los Angeles and new markets such as Chicago, Boston, Atlanta, and Washington, DC;

•	Select resort locations such as Hawaii, the Caribbean/Bahamas and Mexico;

•	Key European destinations that we believe offer a similar customer base as our established United States and United Kingdom markets, such as Paris and Milan; and

•	Select locations in the Middle East and Asia.

Brand Extensions.  We believe that our existing brand portfolio has considerable development potential. Many of our brands, including hotel brands such as Delano, Mondrian, Hudson, Sanderson and Royalton, and

restaurant and bar brands such as Asia de Cuba and Skybar, may be extended to other hotels, restaurants and bars in our existing and new markets. For example, during 2006 we purchased the James Hotel Scottsdale and in January 2007 rebranded the hotel as Mondrian Scottsdale and launched Asia de Cuba and Skybar at the hotel. Similarly, we believe our brand portfolio improves our ability to secure joint ventures and management agreements with third parties. For example, Boyd Gaming Corporation, or Boyd, chose our Delano and Mondrian brands and our management team for a portion of its Echelon development in Las Vegas. We also have development projects in SoHo, New York, Chicago and Palm Springs to expand our Mondrian brand. We believe that we also may have new growth opportunities through the extension of our brands into condominium development and other residential projects, including condominiums or apartments with hotel services and condominiums that may be contributed to a hotel rental pool when not occupied by the owner. Furthermore, we believe that we have additional brand extension opportunities outside the hospitality and real estate industries, such as selective retail product placement opportunities.

Flexible Business Model.  We intend to be flexible with respect to transaction structures and real estate requirements as we grow our business. We will pursue attractive acquisition, joint venture and other opportunities as they arise. As we pursue these opportunities, we will place significant emphasis on securing a meaningful percentage of any equity growth or a significant total dollar return on investment. The acquisition market and the specifics of any particular deal will influence each transaction’s structure. We believe our flexibility should allow us greater access to strategically important hotels and other opportunities. Joint ventures with management agreements should provide us with enhanced return on investment through management and other fee income and access to strategically important hotels and other opportunities. For example, we have demonstrated our ability to partner effectively through, among others, our restaurant joint venture with Jeffrey Chodorow and the joint venture structures through which we own our interests in St Martins Lane, Sanderson and Hard Rock.

We also believe we have a proven track record of expansion into new regions, new types of markets, international operations and operations in larger formats. We believe that this demonstrated expansion expertise gives us a broad range of possible options with respect to future development. Moreover, we believe our flexibility with respect to the physical configuration of buildings gives us more options to grow in any given market as compared to many of our competitors who require very particular specifications so that their hotels will all look the same. In addition, the destination nature of our hotels has enabled us in the past to acquire assets in locations that are less established and, therefore, more attractively priced, due to our ability to create a destination hotel rather than be located directly adjacent to existing popular destinations.

2007 Transactions and Developments

Mondrian Scottsdale Renovation.  We acquired the James Hotel Scottsdale in May 2006 for approximately $47.8 million. Subsequent to the acquisition, we re-branded the hotel as Mondrian Scottsdale and undertook a significant renovation of the guest rooms, common areas, restaurants and bars. The renovation of the Mondrian Scottsdale was completed in January 2007.

Hard Rock Hotel & Casino.  We completed the acquisition of the Hard Rock and related assets for approximately $770.0 million in February 2007, together with an affiliate of DLJ Merchant Banking Partners, or DLJMB. We funded one-third of the equity, or approximately $57.5 million, and DLJMB funded two-thirds of the equity, or approximately $115.1 million, through a joint venture. The remainder of the purchase price was financed through borrowings under a secured credit agreement entered into by the joint venture, which agreement was amended as of November 6, 2007. See Note 5 to the Consolidated Financial Statements. The amended credit agreement provides for a secure term loan facility consisting of $760.0 million for the acquisition, including $35.0 million for renovation costs, $48.2 million for financing costs and $56.3 million for cash reserves and working capital, and a loan of up to $620.0 million for the expansion, with the total amount available under the financing not to exceed $1.4 billion as of December 31, 2007.

In March 2007, we announced a large-scale expansion project at the Hard Rock. The expansion is expected to include the addition of approximately 875 guest rooms, including an all-suite tower with upgraded amenities, approximately 60,000 square feet of meeting and convention space, and approximately 30,000 square feet of casino space. The project also includes an expansion of the hotel’s pool, several new food and beverage outlets, a new and larger “The Joint” live entertainment venue, a new spa and exercise facility and additional retail space. Renovations to the existing property also began during 2007 and include upgrades to existing suites, restaurants and bars, retail shops, and common areas, and a new ultra lounge and poker room. These renovations are scheduled to be completed in 2008. We expect the expansion to be complete by late 2009.

We manage Hard Rock pursuant to a 20-year contract with two 10-year renewals. Beginning in 2009 or 12 months following the completion of the expansion, whichever is later, we are subject to certain performance tests.

Morgans Hotel Group Europe Limited.  On February 16, 2007, Royalton Europe Holdings LLC, one of our indirect subsidiaries, and Walton MG London Investors V, L.L.C., or Walton, an affiliate of Walton Street Capital, LLC, a real estate investment company, entered into a joint venture agreement for the ownership and operation of Morgans Hotel Group Europe Limited, or Morgans Europe. Morgans Europe owns, through a subsidiary company, the Sanderson and St Martins Lane hotels in London, England. We manage both of these hotels under separate hotel management agreements.

The joint venture agreement was executed by the parties upon the sale by Burford Hotels Limited, or Burford, of its equity interest in Morgans Europe to Walton. Walton purchased Burford’s interest in the joint venture for the equivalent of approximately $52.0 million, implying a gross value for the assets of over $300.0 million. For facilitating the transaction, we received approximately $6.1 million in cash at closing.

We continue to indirectly own a 50% equity interest in Morgans Europe and continue to have equal representation on the Morgans Europe board of directors. Beginning any time after February 9, 2010, either party has the right to buy all the shares of the other party in Morgans Europe or, if its offer is rejected, require the other party to buy all of its shares at the same offered price per share in cash.

Mondrian SoHo.  We contributed $5.0 million for a 20% equity interest in a joint venture with Cape Advisors Inc. in June 2007 to develop a Mondrian hotel in the SoHo neighborhood of New York City. Mondrian SoHo is currently expected to have 270 rooms, a restaurant, bar, meeting space, exercise facility and a penthouse suite with outdoor space. We expect to open Mondrian SoHo in 2009.

Mondrian Chicago.  We formed a joint venture with M Development in June 2007 to lease and develop a Mondrian hotel in Chicago. We have a 49% equity interest in the joint venture and expect to contribute approximately $15.0 million to the project. Mondrian Chicago is currently expected to have 216 rooms and feature a restaurant and bar, meeting space and an exercise facility. We expect to open Mondrian Chicago in 2010.

July 2007 Equity Offering.  On July 25, 2007, we completed an equity offering of 12,210,840 shares of common stock, of which 2,777,495 new shares of common stock were sold by the Company and 9,433,345 previously issued shares of common stock were sold by certain selling stockholders. Net proceeds to us as a result of the offering were approximately $58.9 million.

Departure of Chief Executive Officer.  On September 19, 2007, pursuant to a mutual agreement with the Company, W. Edward Scheetz resigned as president and chief executive officer and director of the Company in order to permit him to address personal issues. Fred J. Kleisner, one of the Company’s directors, was named as the Company’s interim president and chief executive officer. Upon assuming responsibility as interim president and chief executive officer, Mr. Kleisner resigned from the audit committee of our board and the board designated Robert Friedman, one of our directors, as a member of the audit committee and Thomas L. Harrison, currently a member of the audit committee, as the chairman of the audit committee. Mr. Kleisner also resigned from the corporate governance and nominating committees of the board of directors.

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

Appointment of Chief Executive Officer.  On December 10, 2007, the board of directors appointed Fred J. Kleisner as president and chief executive officer. In connection with his service as president and chief executive officer of the Company, Mr. Kleisner and the Company entered into an employment agreement effective as of December 10, 2007.

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

October 2007 Convertible Debt Offering.  On October 17, 2007, we completed an offering of $172.5 million aggregate principal amount of 2.375% Senior Subordinated Convertible Notes, or the Notes, in a private offering, which included an additional issuance of $22.5 million in aggregate principal amount of Notes as a result of the initial purchasers’ exercise in full of their over allotment option. The Notes are the senior subordinated unsecured obligations of the Company and are guaranteed on a senior subordinated basis by our operating company, Morgans Group. The Notes are convertible into shares of our common stock under certain circumstances and upon the occurrence of specified events.

In connection with the private offering, the Company entered into certain convertible note hedge and warrant transactions. These transactions are intended to reduce the potential dilution to the holders of our common stock upon conversion of the Notes and will generally have the effect of increasing the conversion price of the Notes to approximately $40.00 per share, representing a 82.23% premium based on the last reported sale price of our common stock of $21.95 per share on October 11, 2007. The net proceeds to us from the sale of the Notes was approximately $166.8 million (of which approximately $24.1 million was used to fund the note call options and warrant transactions discussed in Note 7 of the Consolidated Financial Statements).

Common Stock Repurchase Plan.  On December 10, 2007, our board of directors authorized the repurchase of up to $25.0 million of our common stock, or approximately 4% percent of our outstanding shares based on the then current market price. This repurchase authorization was in addition to the $50.0 million that was authorized by our board of directors on December 7, 2006 and expired on December 6, 2007.

As of December 31, 2007, we had repurchased 332,207 shares for approximately $5.9 million under this new plan, and repurchased an additional 1,156,828 shares for approximately $19.2 million in January 2008, thereby completing our purchases under the new plan.

Recent Developments

Mondrian Palm Springs.  On January 14, 2008, we announced a new joint venture with Re:Loft Partners Palm Springs, LLC to develop Palm Springs Hotel & Residences, or the Resort, in downtown Palm Springs, California. The Resort plans call for a Mondrian hotel with approximately 200 rooms, as well as residences available for sale. The Resort is targeted to open in 2011. Upon completion, we expect to operate the hotel under a 10-year management contract with two five-year extension options and have an ownership percentage.

Approval of Gaming License in Nevada.  In January 2008, we received approval from the Nevada Gaming Commission to operate the casino at Hard Rock. We began operating the casino on March 1, 2008.

Management and Operations of Our Portfolio

Overview of Management

We manage and operate each of our hotels which are staffed by our employees and the employees of our joint venture operating companies with personnel dedicated to each of the properties, including a general manager, controller, director of sales and marketing, director of human resources and other employees. The personnel in each hotel report to the general manager of the hotel. Each general manager reports to our executive vice president of operations. The corporate office provides support directly to certain functions at the hotel such as sales, revenue management and human resources. This organizational structure allows for each property to operate in a responsive and dynamic fashion while ensuring integrity of our guest experience and core values. As the Company has expanded in its existing markets, we have begun to regionalize certain operational, finance and sales functions. Our management team is headquartered in New York City and coordinates management and operations of the Company. The management team reviews business contracts, oversees the financial budgeting and forecasting for our hotels, performs internal accounting and audit functions, administers insurance plans and identifies new systems and procedures to employ within our hotels to improve efficiency and profitability. In addition, the management team is responsible for coordinating the sales and marketing activities at each of our hotels, designing sales training programs, tracking future business prospects and identifying, employing and monitoring marketing programs. The management team is also responsible for the design of our hotels and overall product and service quality levels.

Our Engaging Dynamic Guest Experience, or EDGE, service program has been implemented across our portfolio, with the exception of Hard Rock which was acquired in February 2007, as discussed above. This program is designed to enhance employee initiative and responsiveness which we believe results in high customer satisfaction. Our EDGE initiative further allows the sharing of best practices and expertise across our employee base, creating a culture that we believe is more service-oriented than many of our competitors. At Hard Rock, comparable service initiatives were already in place and will continue to be assessed to ensure they meet the Company’s brand standards.

Restaurant Joint Ventures

As a central element of our operating strategy, we focus significant resources on identifying exciting and creative restaurant concepts. Consistent with this objective and to further enhance the dining experience offered by our hotels, we have established joint venture relationships with well-known restaurateur Jeffrey Chodorow to develop, own and operate restaurants and bars at hotels operated by the Company. Currently, the joint ventures operate the restaurants (including in-room dining, banquet catering and other food and beverage operations) at Morgans, Hudson, Delano Miami, Mondrian Los Angeles, Clift, St Martins Lane and Sanderson as well as the bars in Delano Miami, St Martins Lane and Sanderson. Additionally, in January 2007, we opened Asia de Cuba at the newly renovated Mondrian Scottsdale. This restaurant is owned by us but is operated by Jeffrey Chodorow pursuant to license and management agreements.

Marketing, Sales and Public Relations

Strong direct sales has been an integral part of our success. We employ a sales force of greater than 100 people with multiple sales managers stationed in each of our markets. The sales force is responsible for sourcing new corporate accounts in the United States and Europe. We have also opened sales offices in other markets. These offices are deployed by industry focus and geography. In 2007, we derived approximately 30.6% of our business from corporate transient and group accounts. Our core corporate business comes from the entertainment, fashion, retail, finance, advertising, automotive, technology, insurance and consumer goods industries. Approximately 55% of our guests are traveling on business.

Unlike many hotel companies, our sales managers are trained to sell the experience, not simply the rate. Our objective is to create differentiation by selling an “experience” and “brand.”

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

We place significant emphasis on our public relations promotional strategy, which we believe is a highly cost-effective marketing tool for our Company. Through highly publicized events, prospective guests are more likely to be made aware of our hotels through word-of-mouth or magazine and newspaper articles and high-profile events rather than direct advertising. This publicity is supplemented with focused marketing activities to our existing customers. Our in-house professionals coordinate the efforts of third-party public relations firms to promote our properties through travel magazines and various local, national and international newspaper travel sections. We regularly host events that attract celebrity guests and journalists generating articles in newspapers and magazines around the world. Our marketing efforts also include hosting other special events which have included the ESPY awards and opening events for Art Basel Miami.

Integration and Centralization Efforts

We have centralized certain aspects of our operations in an effort to provide further revenue growth and reduce operating costs. Beginning in 2002, we embarked on a number of technological and process initiatives including the launch of a new website, www.morganshotelgroup.com, which during 2007 generated approximately 13.3% of our total bookings and approximately 16.5% of our total rooms revenue. In an effort to reduce expenses and to drive revenue growth, we employ what we believe to be the state-of-the-art systems available to the hospitality industry. These include our:

•	Property Management System — Our property management system provides management solutions to improve operations and profitability for a global hotel organization. Our property management system is designed for comprehensive guest management by, among other things, allowing the user to track and retrieve information pertaining to guests, groups and company accounts. Additional features of this system allow the user to extract information on a customized basis from its customer database. We believe that this increases the possibility of maximizing revenue by allowing us to efficiently respond and cater to guest demands and trends and decreases expenses by centralizing the information database in an easy to use format.

•	Central Reservations System — Our central reservations system and related distribution and reservations services provide hotel reservations-related services and technology.

•	Central Reservations Office — Our central reservations office provides contact management solutions. It is managed by a third-party out of its facility in New Brunswick, Canada.

•	Sales and Catering — Our sales and catering system is a strategic tool specifically designed to maximize the effectiveness of the sales process, increase revenues and efficiency, and reduce costs.

•	Revenue Management — Our revenue management system is a proprietary system which provides hospitality focused pricing and revenue optimization solutions.

•	Accounting and Reporting — Our accounting and reporting is performed under The Uniform System of Accounts for the Lodging Industry and utilizes a widely used international accounting system that allows for customizing and analyzing data while ensuring consistent controls.

•	Customer Relationship Management — Our customer relationship management system is designed specifically for the hospitality industry and provides personalized guest recognition, high service quality, improved guest satisfaction and loyalty, which we believe results in increased revenues. This centralized database tracks guest sales history and guest preferences to provide our staff in our hotels and sales agents with a method of efficiently responding to and targeting guest needs.

Competition

We believe competition in the hospitality industry reflects a highly fragmented group of owners and operators offering a wide range of quality and service levels. Our hotels compete with other hotels in their respective locations that operate in the same segments of the hospitality market. These segments consist of traditional hotels in the luxury sector and boutique hotels in the same local area. Competitive factors include quality of service, convenience of location, quality of the property, pricing and range and quality of food services and amenities offered. We compete by providing a differentiated combination of location, design, amenities and service. We are constantly striving to enhance the experience and service we are providing for our guests and have a continuing focus on improving our customer experience.

Insurance

We bid out our insurance programs to obtain the most competitive coverage and pricing. We believe our programs provide coverage of the insurable risks facing our business and are consistent with or exceed industry standards.

Our Owned Hotels and London hotels are currently insured under all-risk property, property terrorism, commercial general liability, umbrella/excess liability, workers’ compensation and employers’ liability, pollution legal liability, blanket crime, and fiduciary liability policies for which we are the named insured. Our property insurance includes coverage for catastrophic perils of flood, earthquake and windstorm at limits consistent with probable maximum loss estimates. Separate workers’ compensation and employers’ liability programs are in place for joint venture or third party managed restaurants and bars as well as Owned Hotels and operated hotels.

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

Separate insurance programs are in place for builders risk, commercial general liability, and umbrella/excess liability, all of which protect us and our partners from risks associated with the development and construction of new properties.

Directors & officers liability insurance has been in place since our initial public offering in February 2006 at limits and retentions consistent with public companies in our industry groups. Coverage includes protection for securities claims. Employment practices liability insurance programs are in place for both Owned Hotels and operated properties as well as joint venture restaurants and bars.

We believe that the premiums we pay for our insurance policies are reasonable and consistent with those paid by comparable businesses of our size and risk profile. Our insurance policies require annual renewal. Given current trends, our insurance expense may increase in the foreseeable future.

Employees

As of December 31, 2007, we employed approximately 4,400 individuals, approximately 13.2% of whom were represented by labor unions. In addition, our restaurant joint ventures employed approximately 1,100 individuals, approximately 21.2% of whom were represented by labor unions.

Relations with Labor Unions.

New York.  The terms of employment of our employees that are represented by the New York Hotel and Motel Trades Council, AFL-CIO, or Trades Council at our New York City hotels are governed by a collective bargaining agreement. The term of the agreement is from July 1, 2006 through June 30, 2012 and generally incorporates by reference the industry-wide agreement between the Hotel Association of New York City, Inc., a multi-employer association composed of New York City hotel operators, and the Trades Council, or the IWA. The agreement governs wages, hours and terms and conditions of employment of employees at these hotels. It provides that there will be no strikes or lockouts during its term, and that all disputes arising under the agreement or concerning the relations of the parties shall be resolved through arbitration before a contract arbitrator — the Office of the Impartial Chairman of the Hotel Industry. The employees of certain of our bars and restaurants in certain New York City hotels are represented by the Trades Council and covered by a collective bargaining agreement which generally incorporates by reference the IWA. By operation of the collective bargaining agreement, the bars and restaurants are considered a joint employer with the hotels. Accordingly, if there is any breach of our labor agreement by the concessionaire, the hotels would be liable for such breach.

San Francisco.  The majority of our Clift employees that are represented by labor unions are represented by UNITE/HERE Local 2. We adopted the industry-wide agreement between the union and the San Francisco Hotels Multi-Employer Group, a multi-employer association composed of San Francisco hotel operators, which does not expire until August 14, 2009. The employees at the Asia de Cuba Restaurant in the Clift hotel are members of

UNITE/HERE Local 2 and this restaurant joint venture is considered a joint employer with Clift. Accordingly, if there is any breach of our labor agreement by the concessionaire, Clift would be liable for such breach. Labor agreements with the unions representing the remaining Clift employees that are represented by labor unions are set to expire in 2008 and 2009.

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

Under the Americans with Disabilities Act, or ADA, all public accommodations are required to meet federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Although significant amounts have been invested to ensure that our hotels comply with ADA requirements, a determination that our hotels are not in compliance with the ADA could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants. We believe that we are currently in compliance in all material respects with all statutory and administrative government regulations with respect to our business.

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

As a result of our February 2007 acquisition of the Hard Rock, we and its casino operations are subject to gaming industry regulations. The gaming industry is highly regulated, and we and the casino must maintain all necessary gaming licenses and the casino must pay all applicable gaming taxes to continue operations. We and the casino are subject to extensive regulation under the laws, rules and regulations of the jurisdiction in which the casino operates. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, and persons with financial interests in the gaming operations. Violations of laws could result in, among other things, disciplinary action.

Trademarks

Our trademark registrations include, without limitation, Morgans Hotel Grouptm, Morgans®, Agua Baby®, Agua Bath House®, Agua Home®, Blue Door®, Blue Door at Delano and Design®, Clift Hotel®, Delano®, Mondrian®, Skybar®, Skybar and Design®, Royalton®, The Royalton®, The Royalton Hotel®, Sanderson Hotel®, St Martins® and St Martins Lane Hotel®. The majority of these trademarks are registered in the United States. Several of these trademarks are also registered in the European Community. Our trademarks are very important to the success of our business and we actively enforce, maintain and protect these marks.

All intellectual property rights related to the Hard Rock are held by our joint venture with DLJMB. The joint venture acquired the rights to the use of the “Hard Rock Hotel” and “Hard Rock Casino” trademarks in connection with our operations in Las Vegas and in connection with hotel casinos and casinos in the State of Illinois and all states and possessions of the United States which are located west of the Mississippi River, including the entire state of Louisiana, but excluding Texas, except for the Greater Houston Area, the nations of Australia, Brazil, Israel, and Venezuela, and the Greater Vancouver Area, British Columbia, Canada.

Corporate Structure

Our IPO resulted in the sale of 15,000,000 shares of our common stock at a price per share of $20.00, generating gross proceeds to us of approximately $300.0 million. The aggregate proceeds to the Company, net of underwriters’ discounts and commission and estimated offering expenses, was $272.5 million. See Note 1 to the Consolidated Financial Statements.

As of December 31, 2007, following our IPO and related formation and structuring transactions:

•	we are the managing member of and own approximately 97.0% of the membership interests in Morgans Group (the remaining membership interests in Morgans Group are owned by Morgans Hotel Group, LLC, or the Predecessor, and are exchangeable for our common stock);

•	Morgans Group owns the hotel properties owned by the Predecessor prior to the consummation of the formation and structuring transactions;

•	the hotel properties continue to be managed by Morgans Hotel Group Management LLC, or MHG Management Company, which is a wholly owned subsidiary of Morgans Group; and

•	Morgans Group is the direct or indirect joint venture partner in the restaurant joint ventures.

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

ITEM 1A	RISK FACTORS

Set forth below are risks that we believe are material to investors who purchase or own our securities. You should consider carefully the following risks, together with the other information contained in and incorporated by reference in this Annual Report on Form 10-K, and the descriptions included in our consolidated financial statements and accompanying notes.

Risks Related to Our Business

Boutique hotels are a highly competitive segment of the hospitality industry, which is generally subject to greater volatility than other segments of the industry. As a result, if we are unable to compete effectively or an economic slowdown occurs, our business and operations will be adversely affected by declines in our average daily room rates or occupancy.

We generally compete in the boutique hotel segment of the hospitality industry. We believe that this segment is highly competitive, closely linked to general economic conditions and more susceptible to changes in economic conditions than other segments of the hospitality industry. We believe that the boutique hotel segment’s sensitivity to economic conditions is likely to persist for the foreseeable future. Competition within the boutique hotel segment is also likely to increase in the future. Economic downturns will, among other things, lead to a decrease in our revenues, and intense competition may lead to a loss of market share by our hotels, and as a result, our business and operations may be adversely affected.

Competitive factors in the hospitality industry include name recognition, quality of service, convenience of location, quality of the property, pricing and range and quality of food services and amenities offered. Market perception that we no longer provide innovative property concepts and designs would adversely affect our ability to compete effectively. If we are unable to compete effectively, we would lose market share, which could adversely affect our business and operations.

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

Our success depends on the value of our name, image and brands, and if demand for our hotels and their features decreases or the value of our name, image or brands diminishes, our business and operations would be adversely affected.

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

We believe that our trademarks are critical to our success. We rely on trademark laws to protect our proprietary rights. The success of our business depends in part upon our continued ability to use our trademarks to increase brand awareness and further develop our brand in both domestic and international markets. Monitoring the unauthorized use of our intellectual property is difficult. Litigation has been and may continue to be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation of this type could result in substantial costs and diversion of resources, may result in counterclaims or other claims against us and could significantly harm our results of operations. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States.

From time to time, we apply to have certain trademarks registered. There is no guarantee that such trademark registrations will be granted. We cannot assure you that all of the steps we have taken to protect our trademarks in the United States and foreign countries will be adequate to prevent imitation of our trademarks by others. The unauthorized reproduction of our trademarks could diminish the value of our brands and their market acceptance, competitive advantages or goodwill, which could adversely affect our business.

Use of the “Hard Rock” brand name by entities other than us could damage the brand and our operations at the Hard Rock Hotel & Casino in Las Vegas and adversely affect our business and results of operations.

We believe that our Hard Rock Hotel & Casino property in Las Vegas benefits from the global name recognition and reputation generated by the Hard Rock Cafes that are operated or franchised in the United States and abroad by the Seminole Tribe of Florida. The Seminole Tribe of Florida is, however, under no obligation to continue to own, operate or franchise Hard Rock Cafes, and there can be no assurance that it will not sell, change the focus of, or manage, such restaurants in a manner that would adversely affect our Hard Rock Hotel & Casino property in Las Vegas.

In addition, although we have obtained the exclusive right to use and develop the “Hard Rock Hotel” and “Hard Rock Casino” trademarks in connection with our operations in Las Vegas, and in connection with hotel casinos and casinos in the State of Illinois and all states and possessions of the United States which are located west of the Mississippi River, including the entire state of Louisiana, but excluding Texas, except for the Greater Houston Area, the nations of Australia, Brazil, Israel and Venezuela, and the Greater Vancouver Area and British Columbia, Canada, the Seminole Tribe of Florida is the sole owner of the rights to the “Hard Rock Cafe,” “Hard Rock Hotel” and “Hard Rock Casino” trademarks. As a result, the Seminole Tribe of Florida, or its licensee, can exploit the “Hard Rock” name and logo, other than in connection with hotel casinos and casinos in our exclusive territory, including marketing “Hard Rock” merchandise anywhere in the world. For example, the Seminole Tribe of Florida has licensed the use of the “Hard Rock” name in connection with its Seminole Hard Rock Hotels in Hollywood and Tampa, Florida. There can be no assurance that our business and results of operations will not be adversely affected by the management or the enforcement of the “Hard Rock” brand name by parties outside of our control.

We may have disputes with, or be sued by, third parties for infringement or misappropriation of their proprietary rights, which could have a negative impact on our business.

Other parties may assert trademark, copyright or other intellectual property rights that have a negative impact on our business. We cannot assure you that others will not seek to block our use of certain marks or seek monetary damages or other remedies for the prior use of our brand names or other intellectual property or the sale of our products or services as a violation of their trademark, copyright or other proprietary rights. Defending any claims, even claims without merit, could divert our management’s attention, be time-consuming, result in costly settlements, litigation or restrictions on our business and damage our reputation.

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

The concentration of our hotels in a limited number of cities exposes us to greater risk to local economic, business and other conditions than more geographically diversified hotel companies. Morgans, Royalton and Hudson, located in Manhattan, represented approximately 32.1% of our guest rooms and approximately $143.7 million, or 44.4%, of our combined revenues for the year ended December 31, 2007. Like other hotel markets, the Manhattan hotel market has experienced economic slowdowns in the past, including in the late 1980s, early 1990s and the most recent slowdown, which began in October 2000 and was exacerbated by the terrorist attacks of September 11, 2001. A decline in the Manhattan hotel market, in particular, due to a downturn in regional or local economic or business conditions or another terrorist attack or similar disaster would adversely affect occupancy rates and financial performance of our New York hotels and our overall results of operations. In addition, our operations in Las Vegas, including the Hard Rock Hotel & Casino and our planned development of the Delano Las Vegas and Mondrian Las Vegas, will increase our geographic concentration in Las Vegas, making us susceptible to economic slowdowns and other factors in this market which could adversely affect our business and results of operations.

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

The Hard Rock Hotel & Casino in Las Vegas is subject to extensive state and local regulation, and licensing and gaming authorities in Nevada have significant control over our gaming operations at the Hard Rock Hotel & Casino in Las Vegas.

Our ability to operate the casino at the Hard Rock Hotel & Casino in Las Vegas is contingent upon our maintenance of all regulatory licenses, permits, approvals, registrations, findings of suitability, orders and authorizations. The laws, regulations and ordinances requiring these licenses, permits and other approvals generally relate to the responsibility, financial stability and character of the owners and managers of gaming operations, as well as persons financially interested or involved in gaming operations. The scope of the approvals required to open and operate a facility is extensive. Failure to obtain or maintain any of the required gaming approvals and licenses could impair our future financial position and results of operations.

The Nevada Gaming Commission may, in its discretion, require the holder of any securities we issue to file applications, be investigated and be found suitable to own our securities if it has reason to believe that such ownership would be inconsistent with the declared policies of the State of Nevada.

Nevada regulatory authorities have broad powers to request detailed financial and other information, to limit, condition, suspend or revoke a registration, gaming license or related approval and to approve changes in our operations. Such authorities may levy substantial fines or forfeiture of assets for violations of gaming laws or regulations. The suspension or revocation of any license that may be granted to us or the levy of substantial fines or forfeiture of assets could significantly harm our business, financial condition and results of operations. Furthermore, compliance costs associated with gaming laws, regulations and licenses are significant. Any change in the laws, regulations or licenses applicable to our business or a violation of any current or future laws or regulations applicable to our business or gaming license could require us to make substantial expenditures or could otherwise negatively affect our gaming operations.

The threat of terrorism has adversely affected the hospitality industry generally and these adverse effects may continue or worsen.

The threat of terrorism has caused, and may in the future cause, a significant decrease in hotel occupancy and average daily rate, or ADR, due to disruptions in business and leisure travel patterns and concerns about travel safety. Hotels in major metropolitan areas, such as New York and London that represented approximately 42.6% of our guest rooms for the year ended December 31, 2007, may be adversely affected due to concerns about travel safety and a significant overall decrease in the amount of air travel, particularly transient business travel, which includes the corporate and premium business segments that generally pay the highest average room rates. The possibility of future attacks may hamper business and leisure travel patterns and, accordingly, the performance of our business and our operations.

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

We have incurred substantial losses and have a significant net deficit which may reduce our ability to raise capital.

We reported pre-tax net losses of $41.8 million, $30.8 million, $29.4 million, $3.0 million, and $24.3 million for the years ended December 31, 2003, 2004, 2005, 2006 and 2007, respectively. Our net losses primarily reflect losses in equity of unconsolidated joint ventures due to our high interest expense and depreciation and amortization charges, which we expect will continue to be significant. Further, stock compensation, a non-cash expense, which we began recognizing in 2006 when we went public, contributes to the net losses recorded during 2006 and 2007. Our net losses may limit our ability to raise needed financing, or to do so on favorable terms.

The hotel business is capital intensive; financing the rising cost of capital improvements and increasing operating expenses could reduce our cash flow and adversely affect our financial performance.

Our hotel properties have an ongoing need for renovations and other capital improvements to remain competitive, including replacement, from time to time, of furniture, fixtures and equipment. To compete effectively, we will need to make capital expenditures to maintain our innovative property concepts and designs. In addition, we will need to make capital expenditures to comply with applicable laws and regulations. For the year ended December 31, 2007, we spent approximately $62.8 million for capital improvements and renovations to our hotels and we expect to undertake more capital improvement projects in the future. We may not be able to fund capital improvements solely from cash provided from our operating activities. If not, we will need to rely upon the availability of debt or equity capital.

In addition, renovations and other capital improvements to our hotels may be expensive and may require us to close all or a portion of the hotels to customers during such renovations, affecting occupancy and average daily rate. These capital improvements may give rise to the following additional risks, among others:

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

We intend to acquire and develop, or redevelop through expansion, hotel properties as suitable opportunities arise. For example, we are currently developing two properties in Las Vegas — Delano Las Vegas and Mondrian Las Vegas, two properties in South Beach — Mondrian South Beach and Gale, one property in Chicago — Mondrian Chicago, one property in New York — Mondrian SoHo, one property in Palm Springs — Mondrian Palm Springs, and redeveloping and expanding another property in Las Vegas — Hard Rock. The acquisition, development and redevelopment of hotel properties involve a number of risks. There can be no assurance that any development or redevelopment project will be completed on time or within budget. Our inability to complete a project on time or within budget may adversely affect our operating results and financial performance.

Acquisitions, development or redevelopment projects of hotel properties require significant capital expenditures. In addition, development or redevelopment of properties usually generate little or no cash flow until the project’s completion. We will not be able to fund acquisitions and development or redevelopment projects solely from cash provided from our operating activities. Consequently, we will rely upon the availability of debt or equity capital to fund hotel acquisitions and development or redevelopment. Our ability to grow through acquisitions, development or redevelopment of hotels will be limited if we cannot obtain satisfactory debt or equity financing, which will depend on, among other things, market conditions. Neither our charter nor our bylaws limits the amount of debt that we can incur. However, no assurances can be made that we will be able to obtain additional equity or debt financing or that we will be able to obtain such financing on favorable terms.

We may not be able to successfully compete for additional hotel properties.

We may not be successful in identifying or completing acquisitions that are consistent with our strategy. We compete with institutional pension funds, private equity investors, real estate investment trusts, owner-operators of hotels and others who are engaged in real estate investment activities for the acquisition of hotels, which may or may not have similar investment objectives as we do. In addition, competition for suitable investment properties may increase in the future. Some competitors may have substantially greater financial resources than we do and, as such, will be able to accept more risk than we can prudently manage. These competitors may limit the number of suitable investment opportunities for us by driving up the price we must pay for real property or other assets we seek to acquire. In addition, our potential acquisition targets may find our competitors to be more attractive suitors because they may have greater resources, be willing to pay more, have a more compatible operating philosophy, or better relationships with hotel franchisors, sellers or lenders.

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

The success of any acquisition or development project will depend, in part, on our ability to realize the anticipated benefits from integrating acquired hotels with our existing operations. For instance, we may develop or acquire new hotels in geographic areas in which our management may have little or no operating experience and in which potential customers may not be familiar with our existing hotels, name, image or brands. Our recently completed acquisition of the Hard Rock Hotel & Casino in Las Vegas, our development of the Delano Las Vegas, Mondrian Las Vegas, Mondrian Chicago, and Mondrian Palm Springs and our acquisition and recent rebranding of the Mondrian Scottsdale are in new cities where we previously did not own hotel properties.

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

We have in the past and may in the future acquire, develop or redevelop hotel properties through joint ventures with third parties, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, joint venture or other entity. For example, we currently are party to a joint venture to develop our Delano Las Vegas and Mondrian Las Vegas properties and Mondrian hotels in New York, Chicago and Palm Springs. We also own our St Martins Lane and Sanderson hotels in London through a 50/50 joint venture and the Hard Rock through a one third interest in a joint venture.

To the extent we own properties through joint ventures or other entities, we may not be in a position to exercise sole decision-making authority regarding the property, joint venture or other entity. Investments in joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners might become bankrupt or fail to fund their share of required capital contributions. Likewise, partners may have economic or other business interests or goals which are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of creating impasses on decisions if neither we nor our partner have full control over the joint venture or other entity. Disputes between us and our partners may result in litigation or arbitration that would increase our expenses and prevent management from focusing their time and effort on our business. Consequently, actions by, or disputes with, our partners might result in subjecting properties owned by the joint venture to additional risk. In addition, we may, certain circumstances, be liable for the actions of our partners.

We have recently invested, and may continue to invest in the future, in select properties which have residential components and this strategy may not yield the returns we expect, may result in disruptions to our business or strain management resources.

As part of our growth strategy, we may seek to leverage awareness of our hotel brands by acquiring, developing and/or managing non-hotel properties, such as condominium developments and other residential projects, including condominiums or apartments. We may invest in these opportunities solely or with joint venture partners. For example, in August 2006, together with a 50/50 joint venture partner, we acquired an apartment building in the South Beach area of Miami, Florida, which we are renovating and converting into a hotel and condominium project and re-branding under our Mondrian brand name as Mondrian South Beach. This strategy, however, may expose us to additional risks, including the following:

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

As of December 31, 2007, we had $729.2 million of outstanding indebtedness, including capital lease obligations. Our substantial debt may negatively affect our business and operations in several ways, including:

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

If we fail to maintain effective internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, it may have an adverse effect on our business and stock price.

We are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX, and the applicable SEC rules and regulations that require our management to conduct an annual assessment and to report on the effectiveness of our internal controls over financial reporting. In addition, our independent registered public accounting firm must issue an attestation report addressing the operating effectiveness of our internal controls over financial reporting. While our internal controls over financial reporting currently meet all of the standards required by SOX, failure to maintain an effective internal control environment could have a material adverse effect on our business, financial condition and results of operations and the price of our common stock. We cannot be certain as to our ability to continue to comply with the requirements of SOX. If we are not able to continue to comply with the requirements of SOX in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, including the SEC or Financial Industry Regulatory Authority. In addition, should we identify a material weakness, there can be no assurance that we would be able to remediate such material weakness in a timely manner in future periods. Moreover, if we are unable to assert that our internal control over financial reporting is effective in any future period (or if our auditors are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, and incur significant expenses to restructure our internal controls over financial reporting, which may have an a material adverse effect on our business and operations.

We depend on our senior management for the future success of our business and the loss of one or more of our key personnel could have an adverse effect on our ability to manage our business and implement our growth strategies, or could be negatively perceived in the capital markets.

Our future success and our ability to manage future growth depend, in large part, upon the efforts and continued service of our senior management team which has substantial experience in the hospitality industry and which exercises substantial influence over our operational, financing, acquisition and disposition activity. It could be difficult for us to find replacements for our senior management, as competition for such personnel is intense. The loss of services of one or more members of our senior management team could have an adverse effect on our ability to manage our business and implement our growth strategies. Further, such a loss could be negatively perceived in the capital markets, which could reduce the market value of our securities.

We depend on Jeffrey Chodorow for the management of many of our restaurants and bars.

The restaurants in Morgans, Hudson, Delano Miami, Mondrian Los Angeles, Clift, Sanderson and St Martins Lane as well as the bars in Delano Miami, Sanderson and St Martins Lane are owned and managed through several joint venture operations with restaurateur Jeffrey Chodorow pursuant to a master agreement between our subsidiaries and Chodorow Ventures LLC. Our restaurant in Mondrian Scottsdale is owned by us and operated under license and management agreements with an entity related to Chodorow Ventures LLC. If any of the risks outlined below materialize, our results of operations may be adversely affected. The joint ventures involve risks not otherwise present in our business, including:

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

We are party to numerous contracts and operating agreements, many of which are integral to our business operations. Certain of those contracts and operating agreements, including our joint venture agreements, generally require that we obtain the consent of the other party or parties before taking certain actions and/or contain restrictive covenants that could affect the manner in which we conduct our business. Our failure to comply with restrictive covenants or failure to obtain consents, including actions by the Predecessor prior to our initial public offering, could provide the beneficiaries of those covenants or consents with the right to terminate the relevant contract or operating agreement or seek damages against us. If those claims relate to agreements that are integral to our operations, any termination could have a material adverse effect on our results of operations or financial condition.

We are currently involved in litigation regarding our management of Shore Club. This litigation may harm our business or reputation and defense of this litigation may divert management resources from the operations of our business.

In 2002, we invested in Shore Club, and MHG Management Company took over management of the property. The management agreement pursuant to which we manage Shore Club expires in 2022.

On January 17, 2006, Philips South Beach LLC filed a lawsuit in New York state court against several defendants including MHG Management Company and other persons and entities. The lawsuit alleged, among other things, (i) that MHG Management Company engaged in fraudulent or willful misconduct with respect to Shore Club entitling Philips South Beach LLC to terminate the Shore Club management agreement without the payment of a termination fee to it, (ii) breach of fiduciary duty by defendants, (iii) tortious interference with business relations by redirecting guests and events from Shore Club to Delano Miami, (iv) misuse of free and complimentary rooms at Shore Club, and (v) misappropriation of confidential business information. The allegations include that defendants took actions to benefit Delano Miami at the expense of Shore Club, billed Shore Club for expenses that had already been billed by MHG Management Company as part of chain expenses, misused barter agreements to obtain benefits for employees, and failed to collect certain rent and taxes from retail tenants. The lawsuit also asserts that defendants falsified or omitted information in monthly management reports related to the alleged actions. Ian Schrager, founder of the Predecessor, and David T. Hamamoto, chairman of our board of directors, are also named as defendants in the lawsuit. Philips South Beach LLC further amended its complaint to assert two claims of fraudulent inducement against MHG Management Company and Mr. Schrager.

The remedies sought by Philips South Beach LLC included (i) termination of the management agreement without the payment of a termination fee to MHG Management Company, (ii) a full accounting of all of the affairs of Shore Club from the inception of the management agreement, (iii) at least $5.0 million in compensatory damages, (iv) at least $10.0 million in punitive damages, (v) rescission of the management agreement, (vi) the return of all fees received by MHG Management Company pursuant to the management agreement, and (vii) attorneys’ fees, interest, costs and disbursements.

We are continuing to challenge this litigation vigorously. There can be no assurances, however, that the outcome of the litigation, or the costs and diversion of management resources associated with the defense of the litigation, will not harm our reputation in the hospitality industry or otherwise adversely affect our business and results of operations.

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

Any failure to comply with regulatory requirements may result in an adverse effect on our business. Our various properties are subject to numerous laws, including those relating to the preparation and sale of food and beverages, including alcohol. We are also subject to laws governing our relationship with our employees in such areas as minimum wage and maximum working hours, overtime, working conditions, hiring and firing employees and work permits. Also, our ability to remodel, refurbish or add to our existing properties may be dependent upon our obtaining necessary building permits from local authorities. The failure to obtain any of these permits could adversely affect our ability to increase revenues and net income through capital improvements of our properties. In addition, we are subject to the numerous rules and regulations relating to state and federal taxation. Compliance with these rules and regulations requires significant management attention. Any failure to comply with all such rules and regulations could subject us to fines or audits by the applicable taxation authority.

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

We are responsible for insuring our hotel properties as well as obtaining the appropriate insurance coverage to reasonably protect our interests in the ordinary course of business. Additionally, each of our leases and loans typically specifies that comprehensive insurance be maintained on each of our hotel properties, including liability, fire and extended coverage. There are certain types of losses, generally of a catastrophic nature, such as earthquakes and floods or terrorist acts, which may be uninsurable or not economically insurable, or may be subject to insurance coverage limitations, such as large deductibles or co-payments. We will use our discretion in determining amounts, coverage limits, deductibility provisions of insurance and the appropriateness of self-insuring, with a view to maintaining appropriate insurance coverage on our investments at a reasonable cost and on suitable terms. Uninsured and underinsured losses could harm our financial condition and results of operations. We could incur liabilities resulting from loss or injury to our hotels or to persons at our hotels. Claims, whether or not they have merit, could harm the reputation of a hotel or cause us to incur expenses to the extent of insurance deductibles or losses in excess of policy limitations, which could harm our results of operations.

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

We are a holding company and conduct all of our operations through our subsidiaries. We do not have, apart from our ownership of Morgans Group and a non-equity voting interest in Hard Rock Hotel Holdings, LLC, any independent operations. As a result and although we have no current plan to do so, we will rely on dividends and other payments or distributions from Morgans Group and our other subsidiaries to pay dividends on our common stock. We also rely on dividends and other payments or distributions from Morgans Group and our other subsidiaries to meet our debt service and other obligations, including our obligations in respect of the Notes. The ability of Morgans Group and our other subsidiaries to pay dividends or make other payments or distributions to us will depend on Morgans Group’s operating results.

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

Substantially all of our businesses are held through our direct subsidiary, Morgans Group. Other than with respect to 1,000,000 membership units held by the Predecessor and membership units issued as part of our employee compensation plans, we own all of the outstanding membership units of Morgans Group. We may, in connection with acquisitions or otherwise, issue additional membership units of Morgans Group in the future. Such issuances would reduce our ownership of Morgans Group. Because our stockholders do not directly own Morgans Group units, they do not have any voting rights with respect to any such issuances or other corporate level activities of Morgans Group.

Provisions in our charter documents, Delaware law and our rights plan could discourage potential acquisition proposals, could delay, deter or prevent a change in control and could limit the price certain investors might be willing to pay for our stock.

Certain provisions of our certificate of incorporation and bylaws may inhibit changes in control of our company not approved by our board of directors or changes in the composition of our board of directors, which could result in the entrenchment of current management. These provisions include:

•	a prohibition on stockholder action through written consents;

•	a requirement that special meetings of stockholders be called by the board of directors;

•	advance notice requirements for stockholder proposals and director nominations;

•	limitations on the ability of stockholders to amend, alter or repeal the bylaws; and

•	the authority of the board of directors to issue, without stockholder approval, preferred stock with such terms as the board of directors may determine and additional shares of our common stock.

We are also afforded the protections of Section 203 of the Delaware General Corporation Law, which prevents us from engaging in a business combination with a person who becomes a 15% or greater stockholder for a period of three years from the date such person acquires such status unless certain board or stockholder approvals are obtained. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

In addition, our board of directors has also recently adopted a stockholder rights plan which may deter certain takeover tactics. See “2007 Transactions — Stockholder Protection Rights Agreement.”

We may experience conflicts of interest with certain of our directors and officers and significant stockholders as a result of their tax positions.

Mr. Hamamoto, our chairman of the board, and Mr. Marc Gordon, our chief investment officer and executive vice president of capital markets, may suffer adverse tax consequences upon our sale of certain properties and may therefore have different objectives regarding the appropriate pricing and timing of a particular property’s sale. At the completion of our IPO, the Predecessor guaranteed approximately $225.0 million of the indebtedness of subsidiaries of Morgans Group and Messrs. Hamamoto and Gordon agreed to reimburse the Predecessor for up to $98.3 million and $7.0 million of its guarantee obligation, respectively. These guarantees and reimbursement undertakings were provided so that Messrs. Hamamoto and Gordon did not realize taxable capital gains in connection with the formation and structuring transactions in the amount that each has agreed to reimburse. The guarantees and reimbursement undertakings are for a fixed term and are renewable at the option of the provider. Messrs. Hamamoto and Gordon may influence us to not sell or refinance certain properties, even if such sale or refinancing might be financially advantageous to our stockholders, in order for them to avoid realizing built-in gains that would be incurred once they ceased to agree to reimburse the Predecessor for its guarantee of portions of our debt. Alternatively, to avoid realizing such built-in gains they may have to agree to additional reimbursements or guarantees involving additional financial risk.

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

Some of the hotels which were part of our formation and structuring transactions were contributed to us in tax-free transactions. Accordingly, our basis in the assets contributed was not adjusted in connection with our IPO and is generally substantially less than the fair market value of the contributed hotels as of the date of our IPO. We also intend to generally use the “traditional” method for making allocations under Section 704(c) of the Internal Revenue Code of 1986, as amended, as opposed to the “curative” or “remedial” method for making such allocations. Consequently, (i) our depreciation deductions with respect to our hotels will likely be substantially less than the depreciation deductions that would have been available to us had our tax basis been equal to the fair market value of the hotels as of the date of our IPO and (ii) we may recognize gain upon the sale of an asset that is attributable to appreciation in the value of the asset that accrued prior to the date of our IPO.

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

Changes in market conditions, or sales of our common stock, could adversely affect the market price of our common stock.

The market price of our common stock depends on various financial and market conditions, which may change from time to time and which are outside of our control.

Sales of a substantial number of additional shares of our common stock, or the perception that such sales could occur, also could adversely affect prevailing market prices for our common stock. In addition to the possibility that we may sell shares of our common stock in a public offering at any time, we also may issue shares of common stock in connection with grants of restricted stock or long term incentive plan units or upon exercise of stock options that we grant to our directors, officers and employees. All of these shares will be available for sale in the public markets from time to time. As of December 31, 2007, there were:

•	1,873,811 shares of our common stock issuable upon exercise of outstanding options, of which options to purchase 605,026 shares were exercisable, at a weighted average exercise price of $19.78 per share;

•	572,460 restricted stock units and 1,210,875 long-term incentive plan units outstanding exercisable for a total of 1,783,335 shares of our common stock;

•	1,757,589 shares of our common stock available for future grants under our equity incentive plans; and

•	7,858,755 shares of common stock issuable upon conversion of the 2.375% Senior Subordinated Convertible Notes due 2014 at a conversion rate corresponding to the maximum conversion rate of 45.5580 shares per $1,000 principal amount of the Notes.

Most of the outstanding shares of our common stock are eligible for resale in the public market and certain holders of our shares have the right to require us to file a registration statement for purposes of registering their shares for resale. A significant portion of these shares is held by a small number of stockholders. If our stockholders sell substantial amounts of our common stock, the market price of our common stock could decline, which may make it more difficult for us to sell equity of equity related securities in the future at a time and price that we deem appropriate. We are unable to predict the effect that sales of our common stock may have on the prevailing market price of our common stock.

Transactions relating to our convertible note hedge and warrant transactions may affect the trading price of our common stock.

In connection with the issuance of the Notes, we have entered into convertible note hedge and warrant transactions with affiliates of certain of the initial purchasers, which we refer to as the counterparties. Pursuant to the convertible note hedge, we have purchased from the counterparties a call option on our common stock, and pursuant to the warrant transaction, we have sold to the counterparties a warrant for the purchase of shares of our common stock. The warrant has an exercise price that is 82.2% higher than the closing price of our common stock on the date of the pricing of the Notes. Together, the convertible note hedge and warrant transactions are expected to provide us with some protection against increases in our stock price over the conversion price per share and, accordingly, reduce our exposure to potential dilution upon the conversion of the Notes. We used an aggregate of approximately $21.0 million of the net proceeds of the offering of the Notes to fund the net cost of these hedging transactions. In connection with these transactions, the counterparties to these transactions:

•	entered into various over-the-counter derivative transactions or purchased or sold our common stock in secondary market transactions at or about the time of the pricing of the Notes; and

•	may enter into, or may unwind, various over-the-counter derivatives or purchase or sell our common stock in secondary market transactions following the pricing of the Notes, including during any conversion reference period with respect to a conversion of Notes.

These activities may have the effect of increasing, or preventing a decline in, the market price of our common stock. In addition, any hedging transactions by the counterparties following the pricing of the Notes, including during any conversion reference period, may have an adverse impact on the trading price of our common stock. The counterparties are likely to modify their hedge positions from time to time prior to conversion or maturity of the Notes by purchasing and selling shares of our common stock or other instruments, including over-the-counter derivative instruments, that they may wish to use in connection with such hedging. In particular, such hedging modifications may occur during a conversion reference period. In addition, we intend to exercise our purchased call option whenever Notes are converted, although we are not required to do so. In order to unwind any hedge positions with respect to our exercise of the purchased call option, the counterparties would expect to sell shares of common stock in secondary market transactions or unwind various over-the-counter derivative transactions with respect to the common stock during the conversion reference period for the converted Notes.

The effect, if any, of any of these transactions and activities on the market price of our common stock will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the trading price of our common stock.

Our stock price has been and continues to be volatile.

The value of our securities may fluctuate as a result of various factors, such as:

•	announcements relating to significant corporate transactions;

•	fluctuations in our quarterly and annual financial results;

•	operating and stock price performance of companies that investors deem comparable to us;

•	changes in government regulation or proposals relating thereto;

•	general industry and economic conditions;

•	sales or the expectation of sales of a substantial number of shares of our common stock in the public market; and

•	general stock market fluctuations unrelated to our operating performance.

In addition, the stock markets have, in recent years, experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stock is traded. Market fluctuations, as well as economic conditions, have adversely affected, and may continue to adversely affect, the market price of our common stock.

Failure to comply with covenants in our financing agreements could result in cross-defaults under some of such financing agreements, which cross-defaults could jeopardize our ability to satisfy our obligations under the convertible notes.

Various risks, uncertainties and events beyond our control could affect our ability to comply with the covenants, financial tests and ratios required by the instruments governing our financing arrangements, including under our revolving credit agreement. Failure to comply with any of the covenants in these or any future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions, including the indenture governing the Notes. A default would permit lenders to cease to make further extensions of credit, accelerate the maturity of the debt under these agreements and foreclose upon any collateral securing that debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations, including our obligations under the notes. In addition, limitations imposed by our financing agreements on our ability to incur additional debt and to take other actions could significantly impair our ability to obtain other financing.

ITEM 1B	UNRESOLVED STAFF COMMENTS

None.

ITEM 2	PROPERTIES

Our Hotel Properties

Set forth below is a summary of certain information related to our hotel properties as of December 31, 2007:

						Twelve Months
		Year	Interest	Number		Ended December 31, 2007					Restaurants
Hotel	City	Opened	Owned	of Rooms		ADR(1)		Occupancy(2)	RevPAR(3)		and Bars(4)

Morgans	New York	1984	100%	113		$342		86.4%	$296		Asia de Cuba Morgans Bar
Royalton	New York	1988	100%	168		384		84.7%	326		Brasserie 44 Lobby Lounge Bar 44
Hudson	New York	2000	(5)	805	(5)	284		91.8%	261		Hudson Cafeteria Hudson Bar Private Park Library Bar Sky Terrace
Delano Miami	Miami	1995	100%	194		557		73.0%	407		Blue Door Blue Sea Rose Bar Pool Bar The Florida Room
Mondrian Los Angeles	Los Angeles	1996	100%	237		327		76.5%	250		Asia de Cuba Skybar Seabar
Clift	San Francisco	2001	(6)	363		259		74.3%	192		Asia de Cuba Redwood Room Living Room
Mondrian Scottsdale	Scottsdale	2006	100%	194		203		56.0%	114		Asia de Cuba Skybar Red Bar
St Martins Lane	London	1999	50%	204		467	(7)	77.1%	360	(7)	Asia de Cuba Light Bar Rum Bar
Sanderson	London	2000	50%	150		539	(7)	77.8%	419	(7)	Suka Long Bar Purple Bar Bungalow 8
Shore Club	Miami	2001	7%	309		436		65.1%	284		Nobu Ago Skybar Redroom Rumbar Sandbar
Hard Rock Hotel & Casino	Las Vegas	2007	33%	646		207		94.6%	196		Nobu Ago AJs Steakhouse Pink Taco Center Bar Beach Bar
Total/Weighted Average				3,383		$324		81.8%	$260

(1)	Average daily rate, or ADR.

(2)	Average daily occupancy.

(3)	Revenue per available room, or RevPAR, is the product of ADR and average daily occupancy. RevPAR does not include food and beverage revenues or other hotel operations revenues such as telephone, parking and other guest services.

(4)	We operate the restaurants in Morgans, Hudson, Delano Miami, Mondrian Los Angeles, Clift, Sanderson and St Martins Lane as well as the bars in Delano Miami, Sanderson and St Martins Lane through a joint venture arrangement with Chodorow Ventures LLC in which we own a 50% ownership interest We own the restaurant at Mondrian Scottsdale and an affiliate of Chodorow Ventures LLC operates the restaurant through license and management agreements. The restaurant at Mondrian Scottsdale opened in January 2007 after renovation.

(5)	We own 100% of Hudson, which is part of a property that is structured as a condominium, in which Hudson constitutes 96% of the square footage of the entire building. Hudson has a total of 920 rooms, including 115 single room occupancies (SROs), of which 31 are vacant. SROs are single room dwelling units. Each SRO is for occupancy by a single eligible individual. The unit need not, but may, contain food preparation or sanitary facilities, or both. SROs remain from the prior ownership of the building and we are by statute required to maintain these long-term tenants, unless we get their consent, as long as they pay us their rent.

(6)	Clift is operated under a long-term lease, which is accounted for as a financing.

(7)	The currency translation is based on an exchange rate of 1 British pound = 2.00 U.S. dollars, which is an average monthly exchange rate provided by www.oanda.com for the last twelve months ending December 31, 2007.

At December 31, 2007, we owned or partially owned and managed a portfolio of eleven luxury hotel properties primarily in gateway cities and select resort markets in the United States and Europe. We believe each of our hotels are positioned in its respective market as a gathering place or destination hotel offering outstanding personalized service with renowned restaurants and bars.

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

Property highlights include:

Location	•	237 Madison Avenue, New York, New York
Guest Rooms	•	113, including 29 suites
Food and Beverage	•	Asia de Cuba Restaurant with seating for 230
	•	Morgans Bar with capacity for 75
Meetings Space	•	Multi-service meeting facility consisting of one suite with capacity for 85
Other Amenities	•	Living Room — a guest lounge that includes a television, computer, magazines and books in one of the suites
	•	24-hour concierge service

We are currently planning to undertake a renovation project at Morgans, including upgrades to the hotel’s furniture, fixtures and equipment, and certain technology upgrades, which is expected to begin during 2008.

We own a fee simple interest in Morgans.

Selected Financial and Operating Information

The following table shows selected financial and operating information for Morgans:

	Year Ended December 31,
	2007	2006	2005	2004	2003

Selected Operating Information:
Occupancy	86.4%	85.0%	83.4%	82.0%	70.5%
ADR	$342	$312	$295	$254	$230
RevPAR	$296	$265	$246	$208	$162
Selected Financial Information (in thousands):
Room Revenue	$12,190	$10,931	$10,161	$8,605	$6,693
Total Revenue	24,124	22,219	21,805	20,107	18,281
Depreciation	1,201	1,354	1,485	1,909	2,025
Operating Income	5,671	4,851	4,398	3,122	2,074

Royalton

Overview

Opened in 1988, Royalton is located in the heart of midtown Manhattan, steps away from Times Square, Fifth Avenue shopping and the Broadway Theater District. Royalton was renovated during 2007 and now has 168 rooms and suites, 37 of which feature working fireplaces. Recently redesigned by noted New York-based design firm Roman & Williams, the hotel is widely regarded for its distinctive lobby which spans a full city block creating a series of iconic spaces that together form a fully integrated experience. Royalton features a new restaurant and bar, Brasserie 44 and Bar 44, both updated by acclaimed restaurateur John McDonald, and three unique penthouses with terraces offering views of midtown Manhattan.

Property highlights include:

Location	•	44 West 44th Street, New York, New York
Guest Rooms	•	168, including 27 suites
Food and Beverage	•	Brasserie 44 Restaurant with seating for 100
	•	Bar 44 with capacity for 100
	•	Lobby Lounge with capacity for 100
Meetings Space	•	Multi-service meeting facilities consisting of three suites with total capacity for 150
Other Amenities	•	37 working fireplaces and 5 foot round tubs in 41 guest rooms
	•	24-hour concierge service

We own a fee simple interest in Royalton.

Selected Financial and Operating Information

The following table shows selected financial and operating information for Royalton:

	Year Ended December 31,
	2007	2006	2005	2004	2003

Selected Operating Information:
Occupancy	84.7%	87.4%	86.2%	82.3%	70.6%
ADR	$384	$339	$316	$280	$266
RevPAR	$326	$297	$272	$230	$188
Selected Financial Information (in thousands):
Room Revenue(1)	$13,840	$18,307	$16,793	$14,149	$11,543
Total Revenue(1)	18,290	24,211	22,239	19,641	17,178
Depreciation(1)	2,328	1,813	2,097	1,968	2,346
Operating Income(1)	1,383	5,726	4,595	2,636	1,593

(1)	Royalton was closed for renovation for four months during 2007.

Hudson

Overview

Opened in 2000, Hudson is our largest New York City hotel, with 805 guest rooms and suites, including two ultra-luxurious accommodations — a 3,355 square foot penthouse with a landscaped terrace and an apartment with a 2,500 square foot tented terrace. Hudson occupies the former clubhouse of the American Women’s Association, which was originally constructed in 1929 by J.P. Morgan’s daughter. The hotel, which is only a few blocks away from Columbus Circle, Time Warner Center and Central Park, was designed by Philippe Starck to offer guests affordable luxury and style. Hudson’s notable design includes a 40-foot high ivy-covered lobby and a lobby ceiling fresco by renowned artist Francesco Clemente. The hotel’s food and beverage offerings include Private Park, a restaurant and bar in the indoor/outdoor lobby garden, Hudson Cafeteria restaurant, Hudson Bar and the Library Bar and Sky Terrace, a private landscaped terrace on the 15th floor.

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

We are currently exploring alternatives for an expansion project at Hudson, including the possibility of building out approximately 27,000 square feet of the basement to be used as event and meeting space.

We own 100% of Hudson, which is part of a property that is structured as a condominium, in which Hudson constitutes 96% of the square footage of the entire building. Hudson has a total of 920 rooms, including 115 single room occupancies (SROs), of which 31 are vacant. SROs are single room dwelling units. Each SRO is for occupancy by a single eligible individual. The unit need not, but may, contain food preparation or sanitary facilities, or both. SROs remain from the prior ownership of the building and we are by statute required to maintain these long-term tenants, unless we get their consent, as long as they pay us their rent. The hotel is subject to mortgage indebtedness.

Since 2000, we have leased our interests in Hudson to Hudson Leaseco LLC, an entity in which we owned a 0.1% membership interest, under a 35-year lease. The remaining 99.9% membership interest was owned by Chevron TCI, Inc. The lease to Hudson Leaseco allowed for the pass-through of tax credits to Chevron TCI, which used the tax credits on a current basis. In September 2006, the Company purchased 99.99% (as calculated in accordance with the purchase agreement and the operating agreement between the parties) of Chevron TCI’s interest and intends to acquire the remaining .01% in 2008. Because we receive the majority of the cash flow under the lease, Hudson Leaseco is consolidated for accounting purposes.

Selected Financial and Operating Information

The following table shows selected financial and operating information for Hudson:

	Year Ended December 31,
	2007	2006	2005	2004	2003

Selected Operating Information:
Occupancy	91.8%	87.6%	85.3%	80.0%	73.0%
ADR	$284	$265	$247	$211	$187
RevPAR	$261	$232	$211	$168	$136
Selected Financial Information (in thousands):
Room Revenue	$76,610	$68,106	$61,673	$49,431	$39,833
Total Revenue	101,271	88,083	80,893	65,312	58,895
Depreciation	6,275	5,092	9,415	10,185	9,950
Operating Income	36,800	33,807	24,756	14,644	10,219

Delano Miami

Overview

Opened in 1995, Delano Miami has 194 guest rooms, suites and lofts and is located in the heart of Miami Beach’s fashionable South Beach Art Deco district. A rooms renovation began in 2006, including technology upgrades and upgrading of suites and bungalows, and was completed in October 2007. Formerly a 1947 landmark hotel, Delano Miami is noted for its simple white Art Deco décor. The hotel features an “indoor/outdoor” lobby, the Water Salon and Orchard (which is Delano Miami’s landscaped orchard and 100-foot long pool) and beach facilities. The hotel’s accommodations also include eight poolside bungalows and a penthouse and apartment located on its top two floors. Delano Miami’s restaurant and bar offerings include Blue Door and Blue Sea restaurants, a poolside bistro, the Rose Bar and a new lounge, The Florida Room, designed by Kravitz Design, which opened in December 2007. The hotel also features Agua Spa, a full-service spa facility, renovated and expanded in late 2007.

Property highlights include:

Location	• 1685 Collins Avenue, Miami Beach, Florida
Guest Rooms	• 194, including nine suites, four lofts and eight poolside bungalows and nine cabanas
Food and Beverage	• Blue Door Restaurant with seating for 225
• Blue Sea Restaurant with seating for 16
• Rose Bar and lobby lounge with capacity for 334
• The Florida Room lounge with capacity for 210
Meeting Space	• Multi-service meeting facilities, consisting of one executive boardroom and other facilities, with total capacity for 38
Other Amenities	• Swimming pool and water salon
• Agua Spa and solarium
• Billiards area
• Interactive multi-media room
• 24-hour concierge service

We own a fee simple interest in Delano Miami.

Selected Financial and Operating Information

The following table shows selected financial and operating information for Delano Miami:

	Year Ended December 31,
	2007	2006	2005	2004	2003

Selected Operating Information:
Occupancy	73.0%	67.1%	72.1%	66.2%	72.0%
ADR	$557	$505	$474	$473	$413
RevPAR	$407	$338	$342	$313	$298
Selected Financial Information (in thousands):
Room Revenue	$28,923	$23,961	$24,276	$22,362	$21,182
Total Revenue	56,603	50,433	49,685	46,121	43,841
Depreciation	3,858	2,203	3,272	3,288	3,116
Operating Income	17,852	16,100	15,877	14,683	14,095

Mondrian Los Angeles

Overview

Acquired in 1996 and reopened after an extensive renovation by Philippe Starck, Mondrian Los Angeles has 237 guest rooms, studios and suites, each of which has a fully-equipped kitchen. The hotel, which was built as an apartment complex in 1959 and converted to a hotel in 1984, is located on Sunset Boulevard in close proximity to Beverly Hills, Hollywood and the downtown Los Angeles business district. Mondrian Los Angeles’ accommodations also feature a two bedroom, 2,025 square foot penthouse and an apartment, each of which has an expansive terrace affording city-wide views. The hotel features Asia de Cuba and Seabar restaurants, Skybar, and Outdoor Living Room and Agua Spa.

Property highlights include:

Location	•	8440 West Sunset Boulevard, Los Angeles, California
Guest Rooms	•	237, including 183 suites, with fully equipped kitchens in every room
Food and Beverage	•	Asia de Cuba Restaurant with seating for 225
	•	Seabar Restaurant with seating for 50
	•	Skybar with capacity for 491
Meeting Space	•	Multi-service meeting facilities, consisting of two executive boardrooms and one suite, with total capacity for 165
Other Amenities	•	Indoor/outdoor lobby
	•	Agua Spa
	•	Heated swimming pool and water salon
	•	Outdoor living room
	•	24-hour concierge service
	•	Full service business center
	•	24-hour fitness center

We are currently renovating Mondrian Los Angeles, including minor lobby renovations, room renovations, including the replacement of bathrooms, and technology upgrades. This renovation is expected to be completed in the third quarter of 2008.

We own a fee simple interest in Mondrian Los Angeles. The hotel is subject to mortgage indebtedness as more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Selected Financial and Operating Information

The following table shows selected financial and operating information for Mondrian Los Angeles:

	Year Ended December 31,
	2007	2006	2005	2004	2003

Selected Operating Information:
Occupancy	76.5%	79.1%	79.5%	75.3%	70.3%
ADR	$327	$315	$301	$278	$258
RevPAR	$250	$249	$239	$209	$182
Selected Financial Information (in thousands):
Room Revenue	$21,623	$21,579	$20,674	$18,153	$15,721
Total Revenue	44,443	43,978	43,494	37,112	36,070
Depreciation	2,182	1,727	2,238	2,116	2,802
Operating Income	14,429	15,873	14,925	12,502	9,006

Clift

Overview

Acquired in 1999 and reopened after an extensive renovation in 2001, Clift has 363 guestrooms and suites designed by Philippe Starck. Built in 1915, Clift is located in the heart of San Francisco’s Union Square district, within walking distance of San Francisco’s central retail, dining, cultural and business activities. The hotel features Asia de Cuba Restaurant; the Redwood Room Bar, a paneled San Francisco landmark; and the Living Room, which is available for private events.

Property highlights include:

Location	•	495 Geary Street, San Francisco, California
Guest Rooms	•	363, including 29 suites
Food and Beverage	•	Asia de Cuba restaurant with seating for 129
	•	Redwood Room bar with capacity for 139
	•	Living Room with capacity for 60
Meeting Space	•	Multi-service meeting facilities, consisting of two executive boardrooms, one suite and other facilities, with total capacity for 545
Other Amenities	•	24-hour concierge service
	•	24-hour business center
	•	24-hour fitness center
	•	24-hour room service

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

Selected Financial and Operating Information

The following table shows selected financial and operating information for Clift:

	Year Ended December 31,
	2007	2006	2005	2004	2003

Selected Operating Information:
Occupancy	74.3%	70.6%	68.7%	66.5%	63.8%
ADR	$259	$239	$221	$211	$205
RevPAR	$192	$169	$152	$141	$130
Selected Financial Information (in thousands):
Room Revenue	$25,497	$22,370	$20,098	$18,666	$17,285
Total Revenue	43,337	38,686	35,565	34,139	32,971
Depreciation	2,372	5,487	7,245	7,200	7,548
Operating Loss	4,383	(12)	(2,616)	(2,669)	(3,828)

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

We own a fee simple interest in Mondrian Scottsdale. The hotel is subject to mortgage indebtedness as more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Selected Financial and Operating Information

The following table shows selected financial and operating information for Mondrian Scottsdale for the year ended December 31, 2007 and for the period of our ownership during 2006. The Mondrian Scottsdale was under renovation for the majority of 2006.

	Year Ended	May 5, 2006 -
	December 31,	December 31,
	2007	2006

Selected Operating Information:
Occupancy	56.0%	44.0%
ADR	$203	$162
RevPAR	$114	$71
Selected Financial Information (in thousands):
Room Revenue	$8,069	$3,317
Total Revenue	16,736	5,503
Depreciation	2,945	967
Operating Loss	(3,468)	(3,210)

St Martins Lane

Overview

Opened in 1999, St Martins Lane has 204 guestrooms and suites, including 16 rooms with private patio gardens, and a loft-style luxury penthouse and apartment with expansive views of London. The renovated 1960s building that previously housed the Mickey Mouse Club and the Lumiere Cinema is located in the hub of Covent Garden and the West End theatre district, within walking distance of Trafalgar Square, Leicester Square and the London business district. Designed by Philippe Starck, the hotel’s meeting and special event space includes the Back Room, Studios, and an executive boardroom. St Martins Lane features Asia de Cuba Restaurant; The Rum Bar, which is a modern twist on the classic English pub; and the Light Bar, an exclusive destination which has attracted significant celebrity patronage and received frequent media coverage. During 2007, we undertook an expansion project at St Martins Lane to add a new members-only bar, Bungalow 8, which opened in September 2007. Additionally, in the first quarter of 2007, a new, state-of-the-art gym, Gymbox, opened in the hotel and is operated by a third party under a lease agreement.

Property highlights include:

Location	•	45 St Martins Lane, London, United Kingdom
Guest Rooms	•	204, including 4 suites
Food and Beverage	•	Asia de Cuba restaurant with seating for 180
	•	Rum Bar with capacity for 30
	•	Light Bar with capacity for 150
	•	Bungalow 8 club with capacity for 200
Meeting Space	•	Multi-service meeting facilities, consisting of one executive boardroom, two suites and other facilities, with total capacity for 430
Other Amenities	•	24-hour concierge service
	•	Full service business center
	•	24-hour fitness center
	•	24-hour room service

We operate St Martins Lane through Morgans Hotels Group Europe Limited, a 50/50 joint venture previously with Burford Hotels Limited. In February 2007, Walton, an affiliate of Walton Street Capital LLC, purchased Burford Hotels Limited’s 50% ownership interest in Morgans Hotel Group Europe Limited. The terms of the joint venture agreement and the Company’s management agreement are relatively unchanged.

Selected Financial and Operating Information

The following table shows selected financial and operating information for St Martins Lane:

	Year Ended December 31,
	2007	2006	2005	2004	2003

Selected Operating Information:
Occupancy	77.1%	78.2%	73.6%	75.4%	66.6%
ADR(1)	$467	$399	$364	$352	$343
RevPAR(1)	$360	$312	$267	$265	$228
Selected Financial Information (in thousands):(1)
Room Revenue	$26,803	$23,213	$19,556	$19,723	$16,949
Total Revenue	53,054	46,272	40,499	40,446	36,174
Depreciation	4,384	4,136	5,384	4,917	4,419
Operating Income	14,135	10,792	5,718	6,734	5,500

(1)	The currency translation is based on an exchange rate of 1 British pound 2.00 U.S. dollars, which is an average monthly exchange rate provided by www.oanda.com for the last 12 months ending December 31, 2007.

Sanderson

Overview

Opened in 2000, Sanderson has 150 guestrooms and suites, seven with private courtyards and 18 suites. The hotel is located in London’s Soho district, within walking distance of Trafalgar Square, Leicester Square and the West End business district. Sanderson’s structure is considered a model of 1950s British architecture and the hotel has been designated as a landmark building. Designed by Philippe Starck, the guestrooms do not have interior walls (the dressing room and bathroom are encased in a glass box that is wrapped in layers of sheer curtains). Dining and bar offerings include Suka (formerly Spoon) restaurant, Long Bar and the Purple Bar. Other amenities include the Courtyard Garden, the Billiard Room, and Agua Spa. Like the Light Bar at St Martins Lane, the Long Bar is a popular destination that has consistently attracted a high-profile celebrity clientele and has generated significant media coverage.

Property highlights include:

Location	•	50 Berners Street, London, United Kingdom
Guest Rooms	•	150, including 18 suites
Food and Beverage	•	Suka Restaurant with seating for 120
	•	Long Bar with capacity for 290
	•	Purple Bar with capacity for 45
Meeting Space	•	Multi-service facilities, consisting of an penthouse boardroom and suites with total capacity for 100
Other Amenities	•	Courtyard Garden
	•	Indoor/Outdoor Lobby
	•	Billiard Room
	•	Agua Spa
	•	24-hour concierge service
	•	24-hour business center
	•	24-hour fitness center
	•	24-hour room service

In March 2007, we introduced a new restaurant concept featuring Malaysian cuisine and changed the name of the food and beverage outlet, from Spoon to Suka.

We operate Sanderson through Morgans Europe, a 50/50 joint venture previously with Burford. In February 2007, Walton purchased Burford’s 50% ownership interest in Morgans Europe. The terms of the joint venture agreement and the Company’s management agreement are substantially unchanged.

Through Morgans Europe, we operate Sanderson under a 150-year lease. The terms of the lease provide for an annual rent, which is subject to reset on specified review dates based on changes in the index of retail prices. Under the lease, our failure to perform or observe our covenants and obligations, including our failure to pay rent for a specified period, will constitute a default.

Selected Financial and Operating Information

The following table shows selected financial and operating information for Sanderson:

	Year Ended December 31,
	2007	2006	2005	2004	2003

Selected Operating Information:
Occupancy	77.8%	77.5%	69.6%	73.0%	65.5%
ADR(1)	$539	$475	$443	$413	$406
RevPAR(1)	$419	$368	$308	$301	$266
Selected Financial Information (in thousands):(1)
Room Revenue	$22,936	$20,137	$16,580	$16,521	$14,543
Total Revenue	43,132	39,037	33,733	34,470	31,840
Depreciation	3,386	4,639	5,648	5,429	4,602
Operating Income	8,231	5,578	1,030	2,773	2,989

(1)	The currency translation is based on an exchange rate of 1 British pound to 2.00 U.S. dollars, which is an average monthly exchange rate provided by www.oanda.com for the last 12 months ending December 31, 2007.

Shore Club

Overview

Opened in 2001, Shore Club has 309 rooms including 70 suites, seven duplex bungalows with private outdoor showers and dining areas, executive suites, an expansive penthouse suite encompassing 6,000 square feet and spanning three floors with a private elevator and private terrace, pool and panoramic views of Miami. Located on one of Miami’s main streets, Collins Avenue, Shore Club was designed by David Chipperfield. Some notable design elements of Shore Club include an Art Deco Lobby with a polished terrazzo floor and lit metal wall mural as well as custom silver and glass lanterns. Shore Club offers on-site access to restaurants and bars such as Nobu, Ago and Skybar (which is made up of the Red Room, Red Room Garden, Rum Bar and Sand Bar), shopping venues such as Scoop and Me & Ro and Pipino Salon, a hair care and accessories salon.

Property highlights include:

Location	•	1901 Collins Avenue, Miami Beach, Florida
Guest Rooms	•	309, including 22 suites, 7 bungalows, 1 oceanfront beach house
Food and Beverage	•	Nobu Restaurant with seating for 120
	•	Nobu Lounge with capacity for 140
	•	Ago Restaurant with seating for 275
	•	Skybar
	•	Red Room with seating for 144
	•	Red Room Garden with capacity for 250
	•	Rum Bar with capacity for 415
	•	Sand Bar with capacity for 75
Meeting Space	•	Multi-service meeting facilities, consisting of two executive boardrooms, three suites and other facilities, with total capacity for 473
Other Amenities	•	Two elevated infinity edge pools (one Olympic size and one lap pool with hot tub)
	•	Two deep blue wading pools
	•	Agua Spa
	•	Salon, jewelry shop and clothing shop
	•	24-hour concierge service

We operate Shore Club under a management contract and owned a minority ownership interest of approximately 7% at December 31, 2007.

Selected Financial and Operating Information

The following table shows selected financial and operating information for Shore Club:

	Year Ended December 31,
	2007	2006	2005	2004	2003

Selected Operating Information:
Occupancy	65.1%	65.7%	63.6%	61.6%	55.8%
ADR	$436	$373	$349	$327	$296
RevPAR	$284	$245	$222	$201	$165
Selected Financial Information (in thousands):
Room Revenue	$32,006	$27,467	$24,922	$23,668	$19,398
Total Revenue	48,759	42,423	39,726	37,539	32,122
Depreciation	4,877	9,662	8,824	9,326	9,168
Operating Income	8,386	1,102	2,004	520	(4,630)

Hard Rock Hotel & Casino Las Vegas

Overview

On February 2, 2007, the Company along with its joint venture partner, DLJMB, acquired the Hard Rock. The hotel’s eleven-story tower houses 647 spacious hotel rooms, including 584 guest rooms and 63 suites and one 4,500 square foot “mega suite.” Consistent with the hotel’s distinctive decor, the hotel rooms are stylishly furnished with modern furniture, stainless steel bathroom sinks, pedestal beds with leather headboards and black-and-white photos of famous rock musicians.

Additionally, the innovative, distinctive style of the approximately 30,000 square-foot circular casino is a major attraction for both Las Vegas visitors and local residents. The casino is designed with an innovative circular layout around the elevated Center Bar, which allows the casino’s patrons to see and be seen from nearly every area of the casino as well as play Blackjack at 3 gaming tables in the bar. Rock music is played continuously to provide the casino with an energetic and entertaining, club-like atmosphere. From February 2, 2007 through February 29, 2008, the casino, and all gaming related activities of Hard Rock, was operated by Golden Gaming under a definitive lease agreement. As of March 1, 2008, after receiving our gaming license in the state of Nevada, we began operating the casino and gaming operations.

Hard Rock also hosts a 3,600 square foot retail store, jewelry store and a lingerie store; the Body English nightclub — featuring popular and innovative DJs from all around the country to provide the proper entertainment to attract our target clientele; a 6,000 square-foot banquet facility; a premier live music concert hall called The Joint which has become a premier venue in Las Vegas for live popular music; a beach club which features a 300-foot long sand-bottomed tropical themed pool with a water slide, a water fall, a running stream and underwater rock music; and the Rock Spa, which features a state-of-the-art health club and spa facilities. The hotel offers its patrons a selection of high-quality food and beverages at multiple price points. The food and beverage operations include five restaurants (Nobu, Ago, AJ’s Steakhouse, Pink Taco and Mr. Lucky’s), three cocktail lounges in the casino (the Las Vegas Lounge, Sports Deluxe and Center Bar), three bars in The Joint, a bar at the Beach Club and catering service for corporate events, conventions, banquets and parties. In January 2008, Ago, an elegant Northern Italian trattoria, opened, replacing the former restaurant, Simon Kitchen and Bar, which closed in December 2007.

Property highlights include:

Location	•	4455 Paradise Road, Las Vegas
Guest Rooms	•	646, including 63 suites and 1 mega suite
Food and Beverage	•	Nobu with seating for 120
	•	AJ’s Steakhouse with seating for 100
	•	Pink Taco with seating for 150
	•	Mr. Lucky’s with seating for 200
	•	Ago (opened January 2008) with seating for 180
	•	Center Bar, 2,000 square feet
	•	Las Vegas Lounge, 1,800 square feet
	•	Sports Deluxe, 1,100 square feet
Meeting Space	•	Multi-service banquet and conference facilities, with total capacity for 390
Other Amenities	•	Circular casino, approximately 30,000 square feet
	•	Body English nightclub, which capacity for 1,100
	•	The Joint live music concert hall, with capacity for 2,050
	•	Rock Spa salon, fitness center and spa
	•	24-hour concierge service
	•	24-hour room service

We operate the Hard Rock under a management agreement and as of December 31, 2007, owned a one third equity interest in the joint venture.

In March 2007, we announced a large-scale expansion project at the Hard Rock. The expansion is expected to include the addition of approximately 875 guest rooms, including an all-suite tower with upgraded amenities, approximately 60,000 square feet of meeting and convention space, and approximately 30,000 square feet of casino space. The project also includes an expansion of the hotel’s pool, several new food and beverage outlets, a new and larger “The Joint” live entertainment venue, a new spa and exercise facility and additional retail space. Renovations to the existing property began during 2007 and include upgrades to existing suites, restaurants and bars, retail shops, and common areas, and a new ultra lounge and poker room. These renovations are scheduled to be completed in 2008. We expect the expansion to be complete by late 2009.

Selected Financial and Operating Information

The following table shows selected financial and operating information for Hard Rock:

For the Period from
February 2, 2007 to
December 31, 2007

Selected Operating Information:
Occupancy	94.6%
ADR	$207
RevPAR	$196
Selected Financial Information (in thousands):
Room Revenue	$42,220
Total Revenue	173,655
Depreciation	17,413
Operating Income	19,626

ITEM 3	LEGAL PROCEEDINGS

Litigation

Shore Club Litigation — New York State Action

We are currently involved in litigation regarding the management of Shore Club. In 2002, we, through a wholly-owned subsidiary, Shore Club Holdings, LLC, invested in Shore Club, and our management company, MHG Management Company, took over management of the property. The management agreement expires in 2022. For the year ended December 31, 2002 (reflecting six months of data based on information provided to us and not generated by us and six months of operations after MHG Management Company took over management of Shore Club in July 2002), Shore Club had an operating loss and its owner, Philips South Beach LLC, was in dispute with its investors and lenders. After MHG Management Company took over management of the property, the financial performance improved and Shore Club had operating income in 2004. We believe this improvement was the direct result of our repositioning and operation of the hotel. This improved performance has continued. In addition, during the fourth quarter of 2005, the debt on the hotel was refinanced.

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

The remedies sought by Philips South Beach LLC included (i) termination of the management agreement without the payment of a termination fee to MHG Management Company, (ii) a full accounting of all of the affairs of Shore Club from the inception of the management agreement, (iii) at least $5.0 million in compensatory damages, (iv) at least $10.0 million in punitive damages, and (v) attorneys’ fees, interest, costs and disbursements.

We believe that MHG Management Company has abided by the terms of the management agreement. We believe that Philips South Beach LLC has filed the lawsuit as part of a strategy to pressure us to renegotiate our management agreement with respect to Shore Club.

On August 1, 2006, the judge granted our motion to dismiss Philips South Beach LLC’s causes of action for breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, breach of good faith and fair dealing, and unjust enrichment. The judge also struck all claims for punitive damages. Philips South Beach LLC appealed for the reinstatement of the three fiduciary duty claims and we cross-appealed for the dismissal of the four claims not dismissed by the trial court. Philips South Beach LLC filed an amended complaint adding a punitive damages demand for two of the remaining claims, for unfair competition and tortious interference. Our motion to dismiss that demand was denied, and we have appealed.

Philips South Beach LLC has further amended its complaint to assert two claims of fraudulent inducement against MHG Management Company and Mr. Schrager, seeking rescission of the management agreement, return of all fees paid under the management agreement, and unspecified punitive damages. We have moved to dismiss these new claims and answered the balance of the second amended complaint, denying all substantive allegations and asserting various affirmative defenses. Discovery is ongoing.

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

We are continuing to pursue this litigation vigorously. There can be no assurances, however, that the outcome of this litigation, or the costs and diversion of management resources associated with the defense of the litigation will not harm our reputation in the hospitality industry or otherwise adversely affect our business and results of operations.

Shore Club Litigation — Florida State Action

On April 17, 2006, MHG Management Company and a related subsidiary filed a lawsuit in Florida state court against Philip Pilevsky and individuals and entities associated with Mr. Pilevsky, charging them with tortious interference with the 20-year exclusive management agreement that MHG Management Company holds for Shore Club, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and tortious interference with actual and prospective business and economic relations, in part as an attempt to break or renegotiate the terms of the management agreement.

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

Century Operating Associates Litigation

On March 23, 2006, Century Operating Associates filed a lawsuit in New York state court naming several defendants, including us, the Predecessor, and Messrs. Scheetz, Schrager and Hamamoto. The lawsuit alleges breach of contract, breach of fiduciary duty and a fraudulent conveyance in connection with the structuring transactions that were part of the Company’s IPO, and the offering itself. In particular, the lawsuit alleges that the transactions constituted a fraudulent conveyance of the assets of Morgans Hotel Group LLC, in which Century Operating Associates allegedly has a non-voting membership interest, to the Company. The plaintiff claims that the defendants knowingly and intentionally structured and participated in the transactions in a manner designed to leave the Predecessor without any ability to satisfy its obligations to Century Operating Associates.

The remedies sought by Century Operating Associates include (i) Century Operating Associates’ distributive share of the IPO proceeds, (ii) at least $3.5 million in compensatory damages, (iii) at least $17.5 million in punitive damages, and (iv) attorneys’ fees and expenses.

On July 6, 2006, the judge granted our motion to dismiss us from the case. Century Operating Associates filed an amended complaint, re-asserting claims against us, including a new claim for aiding and abetting breach of fiduciary duty, and adding claims against a new defendant, Morgans Group. In April 2007, the judge granted our motion to dismiss all claims against us and Morgans Group, and certain claims against certain other defendants. In May 2007, Century Operating Associates amended its compliant again, re-asserting the same claims against us and Morgans Group. On June 8, 2007, the Company and defendants moved to dismiss all claims except the breach of the operating agreement of Morgans Group. Discovery is ongoing.

We are continuing to pursue this litigation vigorously. There can be no assurances, however, that the outcome of this litigation, or the costs and diversion of management resources associated with the defense of the litigation will not harm our reputation in the hospitality industry or otherwise adversely affect our business and results of operations.

Other Litigation

We are is involved in various lawsuits and administrative actions in the normal course of business. In management’s opinion, disposition of these lawsuits is not expected to have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2007.

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

Period	High	Low

February 17, 2006 — March 31, 2006	$20.25	$16.84
Second Quarter 2006	$19.25	$12.20
Third Quarter 2006	$16.36	$11.77
Fourth Quarter 2006	$17.52	$12.37
First Quarter 2007	$21.74	$15.20
Second Quarter 2007	$25.86	$19.97
Third Quarter 2007	$25.93	$17.30
Fourth Quarter 2007	$23.29	$16.82

On March 14, 2008, the closing sale price for our common stock, as reported as on the Nasdaq Global Market was $13.96. As of March 14, 2008, there were 56 record holders of our common stock although there is a much larger number of beneficial owners.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and we do not currently intend to pay any cash dividends on our common stock. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our common stock will be, subject to applicable law, at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions. Our revolving credit agreement prohibits us from paying cash dividends on our common stock.

2007 Stock Repurchases

The following table provides information about the Company’s purchases of its common stock during the quarter ended December 31, 2007.

				Approximate Dollar
			Total Number of	Value of
			Common Shares	Common Shares that
	Total Number of	Average Price	Purchased as Part of	May Yet Be Purchased
	Common Shares	Paid per	Publicly Announced	Under the Plans or
Period	Purchased	Common Share	Plans or Programs	Programs
				(In thousands)

October 1, 2007 — October 31, 2007(1)	—	—	—	$22,723
November 1, 2007 — November 31, 2007(1)	747,983	$18.34	2,311,904	$9,013
December 1, 2007 — December 31, 2007(2)	808,680	$18.14	3,120,584	$19,344

Total	1,556,663	$18.23	3,120,584	$19,344

(1)	These stock repurchases were made pursuant to our 2006 stock repurchase program. Our 2006 stock repurchase program was authorized by our board of directors and announced by the Company on December 7, 2006. Under the 2006 stock repurchase program, we were permitted to repurchase up to $50.0 million of our common stock through the open market or in privately negotiated transactions from time to time. The 2006 stock repurchase program expired on December 6, 2007.

(2)	Of these repurchases, 476,473 shares were repurchased under our 2006 stock repurchase program and 332,207 shares were repurchased under our 2007 stock repurchase program. Our 2007 stock repurchase program was authorized by our board of directors and announced by the Company on December 10, 2007. Under the 2007 stock repurchase program, we were authorized to repurchase up to $25.0 million of our common stock through the open market or in privately negotiated transactions from time to time on or before December 10, 2008. Repurchases authorized under the 2007 stock repurchase program are in addition to the $50.0 million that was authorized under the expired 2006 stock repurchase program. Additional repurchases under the 2007 stock repurchase program in January 2008 completed our purchases under this program.

Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate Securities and Exchange Commission filings, in whole or in part, the following performance graph will not be incorporated by reference into any such filings.

Performance Graph

The following graph below shows the cumulative total stockholder return of our common stock for the year ended December 31, 2007 compared to the S&P 500 Stock Index and the S&P 500 Hotels. The graph assumes that the value of the investment in our common stock and each index was $100 at February 17, 2006. The Company has declared no dividends during this period. The stockholder return on the graph below is not indicative of future performance.

Comparison of Cumulative Total Return of the Company, S&P 500 Stock Index
and S&P 500 Hotels Index for the Year Ended December 31, 2007

	2/17//2006	12/31/2006	12/31/2007
Morgans Hotel Group Co.	$100.00	$84.65	$96.40
S&P 500 Stock Index	100.00	110.18	114.07
S&P 500 Hotels Index	100.00	112.27	96.72

ITEM 6	SELECTED FINANCIAL INFORMATION

The following selected historical financial and operating data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K.

The following table contains selected consolidated historical financial data derived from our Predecessor audited combined financial statements for the period from January 1, 2006 to February 16, 2006 and the years ended December 31, 2005, 2004, and 2003. Information included for the period from February 17, 2006 to December 31, 2006 and the year ended December 31, 2007 is derived from the Company’s audited Consolidated Financial Statements. The historical results do not necessarily indicate results expected for any future period.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except operating data)

Statement of Operations Data:
Total hotel revenues	$304,804	$273,114	$253,683	$228,508	$207,236
Total revenues	322,985	281,883	263,162	237,339	213,692
Total hotel operating costs	206,595	180,922	165,996	156,902	146,571
Corporate expenses	44,744	27,306	17,982	15,375	13,994
Depreciation and amortization	21,719	19,112	26,215	27,348	28,503
Total operating costs and expenses	273,058	227,340	210,193	199,625	189,068
Operating income	49,927	54,543	52,969	37,714	24,624
Interest expense, net	41,338	51,564	72,257	67,173	57,293
Net (loss)	(14,796)	(13,925)	(30,216)	(31,595)	(42,471)
Selected Operating Data:(1)
Occupancy %	81.8%	77.0%	76.9%	73.7%	68.0%
Average daily rate (ADR)	$323.67	$319.04	$301.60	$277.42	$252.00
Revenue per Available Room (RevPAR)	$259.80	$245.76	$231.80	$204.53	$171.26
Number of rooms available at year end	3,383	2,736	2,541	2,539	2,539
Other Financial Data:
EBITDA(2)	$85,302	$78,621	$85,655	$76,591	$55,172
Adjusted EBITDA(3)	110,141	85,084	79,452	67,994	54,586
Capital expenditures, excluding acquisitions	23,838	26,010	5,603	5,236	4,250
Basic and diluted loss per share(4)	(0.45)	(0.30)
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$40,852	$29,232	$19,870	$(22,820)	$7,050
Investing activities	(101,494)	(143,658)	(20,251)	(12,630)	(9,065)
Financing activities	155,805	120,140	9,301	44,637	3,659

(1)	Includes information for all managed hotels during the period, both consolidated and unconsolidated.

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$122,712	$27,549	$21,833	$12,915	$3,728
Restricted cash	28,604	24,368	32,754	19,269	14,979
Property and equipment, net	535,609	494,537	426,927	446,811	468,676
Total assets	943,578	758,006	606,275	612,683	616,722
Mortgage notes payable	420,000	417,327	577,968	473,000	541,043
Financing and capital lease obligations	309,199	135,870	81,664	77,951	6,849
Long term debt and capital lease obligations	729,199	553,197	659,632	550,951	547,892
Total stockholders’ equity (deficit)	129,986	122,446	(110,573)	4,165	(17,422)

(2)	We believe that earnings before interest, income taxes, depreciation and amortization (EBITDA) is a useful financial metric to assess our operating performance before the impact of investing and financing transactions and income taxes. It also facilitates comparison between us and our competitors. Given the significant investments that we have made in the past in property, plant and equipment, depreciation and amortization expense comprises a meaningful portion of our cost structure. We believe that EBITDA will provide investors with useful tool for assessing the comparability between periods because it eliminates depreciation and amortization expense attributable to capital expenditures.

The use of EBITDA and Adjusted EBITDA, as defined below, has certain limitations. Our presentation of EBITDA and Adjusted EBITDA may be different from the presentation used by other companies and therefore comparability may be limited. Depreciation expense for various long-term assets, interest expense, income taxes and other items have been and will be incurred and are not reflected in the presentation of EBITDA or Adjusted EBITDA. Each of these items should also be considered in the overall evaluation of our results. Additionally, EBITDA and Adjusted EBITDA do not consider capital expenditures and other investing activities and should not be considered as a measure of our liquidity. We compensate for these limitations by providing the relevant disclosure of our depreciation, interest and income tax expense, capital expenditures and other items both in our reconciliations to the GAAP financial measures and in our consolidated financial statements, all of which should be considered when evaluating our performance. The term EBITDA is not defined under accounting principles generally accepted in the United States, or U.S. GAAP, and EBITDA is not a measure of net income, operating income, operating performance or liquidity presented in accordance with U.S. GAAP. In addition, EBITDA is impacted by reorganization of businesses and other restructuring-related charges. When assessing our operating performance, you should not consider this data in isolation, or as a substitute for, our net income, operating income or any other operating performance measure that is calculated in accordance with U.S. GAAP. In addition, our EBITDA may not be comparable to EBITDA or similarly titled measures utilized by other companies since such other companies may not calculate EBITDA in the same manner as we do. A reconciliation of net income (loss), the most directly comparable U.S. GAAP measure, to EBITDA and Adjusted EBITDA for each of the respective periods indicated is as follows:

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Net (loss)	$(14,796)	$(13,925)	$(30,216)	$(31,595)	$(42,471)
Interest expense, net	41,338	51,564	72,257	67,173	57,293
Income tax (benefit) expense	(9,060)	11,204	822	827	652
Depreciation and amortization expense	21,719	19,112	26,215	27,348	28,503
Proportionate share of interest expense from unconsolidated joint ventures	36,908	6,030	10,669	7,694	7,080
Proportionate share of depreciation expense from unconsolidated joint ventures	10,150	5,427	6,390	5,754	4,707
Proportionate share of depreciation expense of minority interests in consolidated joint ventures	(497)	(491)	(482)	(610)	(592)
Minority Interest	(460)	(300)	—	—	—

EBITDA	$85,302	$78,621	$85,655	$76,591	$55,172
Other non-operating expense (income)	4,759	3,462	(1,574)	(5,482)	2,077
Other non-operating expense (income) from unconsolidated joint ventures	7,310	537	—	—	—
Less: EBITDA from leased hotels	(6,755)	(5,475)	(4,629)	(3,115)	(2,663)
Add: Stock-based compensation	19,525	7,939	—	—	—

Adjusted EBITDA	$110,141	$85,084	$79,452	$67,994	$54,586

(3)	We disclose Adjusted EBITDA because we believe it provides a meaningful comparison to our EBITDA as it excludes other non-operating (income) expenses that do not relate to the on-going performance of our assets and excludes the operating performance of assets in which we do not have a fee simple ownership interest.

We exclude from Adjusted EBITDA the following:

• other non-operating (income) expenses such as gains and losses on transactions, executive terminations, losses on asset dispositions, costs of abandoned development projects and financings and litigation and settlement costs and other items that relate to the financing and investing activities of our assets and do not relate to the on-going operating performance of our assets, both consolidated and unconsolidated;

• the EBITDA related to leased hotels to more accurately reflect the operating performance of assets in which we have a fee simple ownership interest; and

• the stock-based compensation expense recognized, as this is not necessarily an indication of the operating performance of our assets.

(4)	Basic and diluted loss per share for 2006 represents the Company’s earnings per share from February 17, 2006 to December 31, 2006.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Historical Financial and Operating Data” and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a fully integrated hospitality company that operates, owns, acquires, develops and redevelops boutique hotels primarily in gateway cities and select resort markets in the United States and Europe. Over our 24-year history, we have gained experience operating in a variety of market conditions.

The historical financial data presented herein is the historical financial data for:

•	our Owned Hotels;

•	our joint venture hotels, consisting of the London hotels (Sanderson and St Martins Lane), Shore Club and Hard Rock, or the Joint Venture Hotels;

•	our investments in hotels under development, such as Mondrian Las Vegas, Delano Las Vegas, Mondrian Chicago and Mondrian SoHo;

•	our investment in certain joint ventures food and beverage operations at our Owned Hotels and Joint Venture Hotels, discussed further below;

•	our management company subsidiary, MHG Management Company; and

•	the rights and obligations contributed to Morgans Group in the formation and structuring transactions described in Note 1 to the Consolidated Financial Statements, included elsewhere in this report.

We consolidate the results of operations for all of our Owned Hotels. Certain food and beverage operations at five of our Owned Hotels are operated under 50/50 joint ventures with restaurateur Jeffrey Chodorow. The Asia de Cuba restaurant at Mondrian Scottsdale is operated under license and management agreements with China Grill Management, a company controlled by Jeffrey Chodorow. We believe that we are the primary beneficiary of these entities because we are responsible for the majority of the entities’ expected losses or residual returns. Therefore, these entities are consolidated in our financial statements with our partner’s share of the results of operations recorded as minority interest in the accompanying consolidated financial statements. This minority interest is based upon 50% of the income of the applicable entity after giving effect to rent and other administrative charges payable to the hotel.

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

On February 2, 2007, we began managing the hotel operations at the Hard Rock. We also have signed agreements to manage the Mondrian South Beach, Mondrian Las Vegas, Delano Las Vegas, Mondrian Chicago and Mondrian SoHo once development is complete. As of December 31, 2007, we operated the following Joint Venture Hotels under management agreements which expire as follows:

•	Sanderson — April 2010 (with two 10-year extensions at our option);

•	St Martins Lane — September 2009 (with two 10-year extensions at our option);

•	Shore Club — July 2022; and

•	Hard Rock — February 2027 (with two 10-year extensions).

These agreements are subject to early termination in specified circumstances.

We generated net losses for the years ended December 31, 2007, 2006 and 2005. Revenues increased by $41.1 million in 2007 compared to 2006 and by $18.7 million in 2006 compared to 2005. The loss for the years ended December 31, 2007 and 2006 is primarily due to non-cash charges related to income taxes and stock compensation and the recognition of our share of losses of unconsolidated subsidiaries in 2007 as compared to income in 2006. Stock compensation was introduced in February 2006 when the Company completed its IPO. The stock compensation expense increased $11.6 million in 2007 compared to 2006 and $7.9 million in 2006 compared to 2005. Further, the Company purchased the Hard Rock through a joint venture in 2007. The Company’s proportionate share of Hard Rock’s loss for the year ended 2007 was $22.1 million. We did not own any interest in Hard Rock in 2006. The loss for the year ended December 31, 2005 was primarily due to our interest expense exceeding our operating income, including prepayment fees related to a June 2005 refinancing of the debt on five hotels and increased interest due to additional mortgage debt on those five hotels. With the refinancing of our debt on our five jointly financed United States hotel properties in June 2005 and then again in October 2006, and after giving effect to the formation and structuring transactions related to our IPO (see Note 1 to the Consolidated Financial Statements), we experienced a reduction of $20.7 million in our interest expense for the year ended December 31, 2006 as compared to December 31, 2005 and a further reduction in interest expense of $8.3 million for the year ended December 31, 2007 as compared to 2006.

Factors Affecting Our Results of Operations

Revenues.  Changes in our revenues are most easily explained by three performance indicators that are commonly used in the hospitality industry:

•	occupancy;

•	ADR; and

•	RevPAR, which is the product of ADR and average daily occupancy; but does not include food and beverage revenue, other hotel operating revenue such as telephone, parking and other guest services, or management fee revenue.

Substantially all of our revenue is derived from the operation of our hotels. Specifically, our revenue consists of:

•	Rooms revenue. Occupancy and ADR are the major drivers of rooms revenue.

•	Food and beverage revenue. Most of our food and beverage revenue is earned by our 50/50 restaurant joint ventures and is driven by occupancy of our hotels and the popularity of our bars and restaurants with our local customers.

•	Other hotel revenue. Other hotel revenue, which consists of ancillary revenue such as telephone, parking, spa, entertainment and other guest services, is principally driven by hotel occupancy.

•	Management fee — related parties revenue. We earn fees under our management agreements ranging from 5.5% to 7% of defined revenues. These fees may include management fees as well as reimbursement for allocated chain services.

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

Operating Costs and Expenses.  Our operating costs and expenses consist of the costs to provide hotel services, including:

•	Rooms expense. Rooms expense includes the payroll and benefits for the front office, housekeeping, concierge and reservations departments and related expenses, such as laundry, rooms supplies, travel agent commissions and reservation expense. Like rooms revenue, occupancy is a major driver of rooms expense, which has a significant correlation with rooms revenue.

•	Food and beverage expense. Similar to food and beverage revenue, occupancy of our hotels and the popularity of our restaurants and bars are the major drivers of food and beverage expense, which has a significant correlation with food and beverage revenue.

•	Other departmental expense. Occupancy is the major driver of other departmental expense, which includes telephone and other expenses related to the generation of other hotel revenue.

•	Hotel selling, general and administrative expense. Hotel selling, general and administrative expense consist of administrative and general expenses, such as payroll and related costs, travel expenses and office rent, advertising and promotion expenses, comprising the payroll of the hotel sales teams, the global sales team and advertising, marketing and promotion expenses for our hotel properties, utility expense and repairs and maintenance expenses, comprising the ongoing costs to repair and maintain our hotel properties.

•	Property taxes, insurance and other. Property taxes, insurance and other consist primarily of insurance costs and property taxes.

•	Corporate expenses. Corporate expenses consist of the cost of our corporate office, net of any cost recoveries, which consists primarily of payroll and related costs, stock-based compensation expenses, office rent and legal and professional fees and costs associated with being a public company.

•	Depreciation and amortization expense. Hotel properties are depreciated using the straight-line method over estimated useful lives of 39.5 years for buildings and five years for furniture, fixtures and equipment.

Other Items

•	Interest expense, net. Interest expense, net includes interest on our debt and amortization of financing costs and is presented net of interest income and interest capitalized.

•	Equity in (income) loss of unconsolidated joint ventures. Equity in (income) loss of unconsolidated joint ventures constitutes our share of the net profits and losses of our United Kingdom hotel joint venture, our United Kingdom food and beverage joint venture (both of which are 50% owned by us); Shore Club (in which we have a 7% ownership interest); since August 8, 2006, Mondrian South Beach (in which we have a 50% ownership interest and which is currently under development); and since February 2, 2007, Hard Rock (in which we had a 33.3% ownership interest as of December 31, 2007).

•	Minority interest. Minority interest expense constitutes the third-party food and beverage joint venture partner’s interest in the profits of the restaurant ventures at certain of our hotels.

•	Other non-operating (income) expenses include gains and losses on sale of assets and asset restructurings, costs of abandoned development projects and financings, gain on early extinguishment of debt and other items that do not relate to the ongoing operating performance of our assets.

•	Income tax expense. The United States entities included in our Predecessor’s combined financial statements are either partnerships or limited liability companies, which are treated similarly to partnerships for tax reporting purposes. Accordingly, Federal and state income taxes have not been provided for in the accompanying combined financial statements for the year ended December 31, 2005 as the partners or members are responsible for reporting their allocable share of our Predecessor’s income, gains, deductions, losses and credits on their individual income tax returns. One of our foreign subsidiaries is subject to United Kingdom corporate income taxes. Income tax expense is reported at the applicable rate for the periods presented. Certain of our Predecessor’s subsidiaries were subject to the New York City Unincorporated Business Tax. Income tax expense in our Predecessor’s financial statements comprises the income taxes paid in the United Kingdom on the management fees earned by our wholly-owned United Kingdom subsidiary. Subsequent to the IPO, the Company is subject to Federal and state income taxes. Income taxes for the period from February 17, 2006 to December 31, 2006 and year ended December 31, 2007 were computed using our calculated effective tax rate. We also recorded net deferred taxes related to cumulative differences in the basis recorded for certain assets and liabilities in the amount of $10.6 million at the time of our conversion from a partnership to a C corporation.

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

Notwithstanding our efforts to reduce variable costs, there are limits to how much we can accomplish because we have significant costs that are relatively fixed costs, such as depreciation and amortization, labor costs and employee benefits, insurance, real estate taxes and other expenses associated with owning hotels that do not necessarily decrease when circumstances such as market factors cause a reduction in our hotel revenues.

Recent Trends and Developments

Recent Trends.  We believe that the economic drivers that impact underlying lodging fundamentals, such as growth in GDP, business investment and employment, are likely to weaken in 2008. The expected decline in these drivers will likely result in a significantly lower revenue growth rate for our hotels than was experienced in 2006 and 2007. While demand growth could moderate as a result of slowing economic drivers, projections for new supply in the markets in which we own hotels suggest that supply growth will also continue to fall short of long-term historical averages. Although the pace of new lodging supply in various phases of development has increased over the past several quarters, the majority of new projects scheduled for completion in the near-term are largely concentrated in the economy and mid-scale segments and are located outside of major urban markets. Therefore, we do not expect most of the new hotel supply to directly compete with our core portfolio. We also believe the timing of some of these projects may be affected by increased building costs and the reduced availability of financing. These factors may further dampen the pace of new supply development beyond 2008.

As we believe the trends in the lodging industry provide less opportunity for improvements in our business in 2008, there can be no assurances that any increases in hotel revenues or earnings at our properties will continue for any number of reasons, including, but not limited to, slower than anticipated growth in the economy and changes in travel patterns.

Recent Developments.  In addition to the recent trends described above, we expect that a number of recent events will cause our future results of operations to differ from our historical performance. For a discussion of these recent events, see “Business — Recent Developments.”

Operating Results

Comparison of Year Ended December 31, 2007 To Year Ended December 31, 2006

The following table presents our operating results for the year ended December 31, 2007 and the year ended December 31, 2006, including the amount and percentage change in these results between the two periods. The operations presented for the period from January 1, 2006 through February 16, 2006 are those of our Predecessor. We completed our IPO on February 17, 2006, therefore the period from February 17, 2006 through December 31, 2006, represents our results of operations. The combined periods in 2006 are comparable to our results for the year ended December 31, 2007 with the exception of the addition of the Mondrian South Beach development project in August 2006, the purchase of Hard Rock in February 2007, the addition of Mondrian Scottsdale in May 2006, which was under renovation during the year ended December 31, 2006, and the renovation of Royalton, which was closed for four months during 2007. Mondrian South Beach was operating as an apartment building at the time of its purchase in August 2006 and is in the development phases of converting into a hotel and condominium. Our investment in Mondrian South Beach and Hard Rock is accounted for using the equity method and our share of losses is recorded in the consolidated results of operations for the years ended December 31, 2006 and 2007. The combined operating results are as follows:

	2007	2006	Change ($)	Change (%)
	(Dollars in thousands)

Revenues:
Rooms	$186,752	$168,572	$18,180	10.8%
Food and beverage	104,271	89,105	15,166	17.0%
Other hotel	13,781	15,437	(1,656)	(10.7)%

Total hotel revenues	304,804	273,114	31,690	11.6%
Management fee — related parties	18,181	8,769	9,412	107.3%

Total revenues	322,985	281,883	41,102	14.6%

Operating Costs and Expenses:
Rooms	49,411	43,086	6,325	14.7%
Food and beverage	69,998	58,576	11,422	19.5%
Other departmental	7,923	7,878	45	(1)
Hotel selling, general and administrative	60,246	55,387	4,859	8.8%
Property taxes, insurance and other	19,017	15,995	3,022	18.9%

Total hotel operating expenses	206,595	180,922	25,673	14.2%
Corporate expenses	44,744	27,306	17,438	63.9%
Depreciation and amortization	21,719	19,112	2,607	13.6%

Total operating costs and expenses	273,058	227,340	45,718	20.1%

Operating income	49,927	54,543	(4,616)	(8.5)%
Interest expense, net	41,338	51,564	(10,226)	(19.8)%
Equity in loss (income) of unconsolidated joint ventures	24,580	(1,459)	26,039	(1)
Minority interest	3,566	3,997	(431)	(10.8)%
Other non-operating expense	4,759	3,462	1,297	37.5%

Loss before income tax expense	(24,316)	(3,021)	(21,295)	(1)
Income tax (benefit) expense	(9,060)	11,204	(20,264)	(1)

Loss before minority interest	(15,256)	(14,225)	(1,031)	7.2%
Minority interest	(460)	(300)	(160)	53.3%

Net loss	(14,796)	(13,925)	(871)	6.3%
Other comprehensive income:
Unrealized loss on interest rate swap, net of tax	(6,674)	(1,303)	(5,371)	(1)
Foreign currency translation loss	6	200	(194)	(97.0)%

Comprehensive loss	$(21,464)	$(15,028)	$(6,436)	42.8%

(1)	Not meaningful.

Total Hotel Revenues.  Total hotel revenues increased 11.6% to $304.8 million in 2007 compared to $273.1 million in 2006. RevPAR from our comparable Owned Hotels (which includes Hudson, Morgans, Delano and Clift), excluding Royalton and Mondrian Los Angeles, which were under renovation during 2007 and Mondrian Scottsdale, which was under renovation in 2006, increased 14.2% to $266 in 2007 compared to $233 in 2006. The components of RevPAR from our comparable Owned Hotels in 2007 and 2006 are summarized as follows:

	2007	2006	Change ($)	Change (%)

Occupancy	84.6%	80.5%	—	5.1%
ADR	$314	$289	$25	8.6%
RevPAR	$266	$233	$33	14.2%

Rooms revenue increased 10.8% to $186.8 million in 2007 compared to $168.6 million in 2006 driven by comparable Owned Hotels RevPAR growth partially offset by revenue declines at hotels under renovation. The comparable Owned Hotel RevPAR increase of 14.2% was primarily driven by Delano Miami which produced RevPAR growth of 20.2% and Clift which produced RevPAR growth of 14.0%. The growth at Delano Miami was primarily driven by the growth in rate experienced as a result of the rooms renovation that began in late 2006 and was completed in 2007. The growth at Clift is primarily attributable to an increased number of tourists and convention groups returning to San Francisco.

Food and beverage revenue increased 17.0% to $104.3 million in 2007 compared to $89.1 million in 2006. The increase in food and beverage revenue is primarily due to Mondrian Scottsdale and Hudson. During 2006, the restaurant and bars at Mondrian Scottsdale were operating on a limited service basis while the entire hotel was under renovation. The restaurant and bars at Mondrian Scottsdale opened in late January 2007 resulting in an increase of $5.7 million,for the year ended December 31, 2007 as compared to 2006. The food and beverage revenues at Hudson increased $5.4 million for the year ended December 31, 2007 as compared to 2006. The growth in the food and beverage revenues at the Hudson was primarily attributable to catering that was previously outsourced being performed in-house beginning in February 2007. Beginning in February 2007, Hudson began recording food and beverage revenues and expense for the catering department. Further, contributing to the overall increase in food and beverage revenues, the Company’s restaurants and bars are destinations in their own right, with a local customer base in addition to hotel guests; accordingly their revenue performance is driven by local market factors in the restaurant and bar business.

Other hotel revenue decreased by $1.7 million to $13.8 million in 2007 compared to $15.4 million in 2006. The decline is primarily due to the decline in telephone revenues of 15.7% in 2007 compared to 2006. The decline in telephone revenues is an industry-wide issue primarily caused by the increased use of cell phones.

Management Fee — Related Parties.  Management fee — related parties increased by 107.3% to $18.2 million in 2007 compared to $8.8 million in 2006 due primarily to management fees earned relating to Hard Rock.

Operating Costs and Expenses

Rooms expense increased 14.7% to $49.4 million in 2007 compared to $43.1 million in 2006. The increase is primarily due to the increase in rooms expenses at Mondrian Scottsdale of $1.8 million which was primarily due to increased wages. Mondrian Scottsdale was acquired in May 2006 and was not fully staffed during the period from acquisition to December 31, 2006, as it was undergoing substantial renovation. When the hotel renovation was completed in January 2007, the hotel began operating with a full staff. Additionally, an increase in rooms expenses, which was not consistent with an increase of rooms revenue, was experienced at Mondrian Los Angeles and Delano Miami, primarily due to increased housekeeping wages and related costs.

Food and beverage expense increased 19.5% to $70.0 million in 2007 compared to $58.6 million in 2006. The increase in food and beverage expense is primarily due to Mondrian Scottsdale and Hudson. During 2006, the restaurant and bars at Mondrian Scottsdale were operating on a limited service basis while the hotel was under renovation. The restaurant and bars at Mondrian Scottsdale opened in late January 2007 resulting in an increase in food and beverage expenses of $3.8 million for the year ended December 31, 2007 as compared to 2006. The food and beverage expense at Hudson increased $4.7 million for the year ended December 31, 2007 as compared to 2006 as catering, previously outsourced, was performed in-house beginning in February 2007.

Other departmental expense increased an immaterial amount in 2007 compared to 2006, primarily due to the inclusion of Mondrian Scottsdale and increased costs associated with long distance telephone calls, offset by a change in the Delano Miami valet parking contract. The inclusion of Mondrian Scottsdale accounts for $0.6 million of the increase and is due to the hotel being fully operational after completion of the renovation in January 2007. Additionally, telephone expenses have increased across our portfolio by 5.0% or $0.1 million in 2007 compared to 2006 due to increased costs associated with long distance telephone calls. Offsetting these increases is a decrease of $0.8 million in parking costs resulting from the outsourcing of parking valet services at Delano Miami in June 2006.

Hotel selling, general and administrative expense increased 8.8% to $60.2 million in 2007 compared to $55.4 million in 2006. The inclusion of Mondrian Scottsdale accounts for $2.6 million of this $4.9 million increase from 2006 to 2007 with the remaining increase attributable to general inflation rates.

Property taxes, insurance and other expense increased 18.9% to $19.0 million in 2007 compared to $16.0 million in 2006. This increase was primarily due to the renovation of Royalton where the Company incurred nonrecurring pre-opening expenses as a result of the completion of the renovation and re-launch of the hotel, restaurant and bar in October 2007. Additionally, both hotels in California, Mondrian Los Angeles and Clift, experienced increases in earthquake insurance costs in 2007 as compared to 2006.

Corporate expenses increased by 63.9% to $44.7 million in 2007 compared to $27.3 million in 2006. This increase is due primarily to the increase in stock compensation expense of $11.6 million due to additional expense recognized in connection with the resignation of our former president and chief executive officer in September 2007 and additional annual stock-based compensation granted to non-employee directors, officers and employees during 2007. Further, this increase is due to increased payroll and payroll related costs incurred as a result of the hiring of additional employees due to the expansion of the Company’s hotel portfolio and development efforts, as well as increased legal fees and Sarbanes-Oxley compliance costs.

Depreciation and amortization increased 13.6% to $21.7 million in 2007 compared to $19.1 million in 2006. This increase is a result of the renovations at Delano Miami, which took place in late 2006 and during 2007, and at Royalton, which took place during 2007.

Interest Expense, net.  Interest expense, net decreased 19.8% to $41.3 million in 2007 compared to $51.6 million in 2006. The $10.2 million decrease in interest expense, net is primarily attributable to:

•	decreased interest expense of $4.7 million resulting from the February 2006 payoff and October 2006 refinancing of the mortgage and mezzanine debt, including prepayment fees, secured by five of our wholly-owned hotels;

•	decreased amortization of deferred financing costs, including the write-off of costs associated with the above mentioned repaid loans of $10.5 million; offset by

•	an increase of $2.4 million in interest expense due to changes in the value of an interest rate cap, which does not qualify for hedge accounting under SFAS No. 133;

•	an increase in interest expense of $0.9 million related to the issuance of convertible notes in October 2007; and

•	an increase in interest expense of $2.6 million related to the issuance of notes to a subsidiary issuing trust preferred securities in August 2006.

The weighted average interest rates in 2007 and 2006 were 5.8% and 6.1%, respectively.

Equity in loss (income) of unconsolidated joint ventures was a loss of $24.6 million for the year ended 2007 compared to income of $1.5 million for the year ended 2006. The loss recorded in 2007 was primarily driven by the Company’s share of losses from Hard Rock, which resulted primarily due to interest expense.

The components of RevPAR from the comparable Joint Venture Hotels (excluding Hard Rock, as we invested in this hotel in February 2007) for 2007 and 2006 are summarized as follows:

	2007	2006	Change ($)	Change (%)

Occupancy	71.7%	72.2%	—	(0.5)%
ADR	$472	$407	$65	15.9%
RevPAR	$338	$294	$44	15.0%

The components of RevPAR from the Hard Rock for the period from February 2, 2007 through December 31, 2007 are summarized as follows:

Occupancy	94.6%
ADR	$207
RevPAR	$196

Other non-operating expense increased 37.5% to $4.8 million in 2007 as compared to $3.5 million in 2006. The expense recognized during 2007 primarily relates to expenses incurred in connection with the resignation of our former president and chief executive officer in September 2007 as well as legal expenses related to the Shore Club litigation. Further, as a result of the renovation at Royalton, a loss on the disposal of assets was recorded during 2007. This was partially offset by a $6.1 million fee earned in facilitating the transfer of our former joint venture partner’s interest of the London hotels to Walton in February 2007. In 2006, the other non-operating expenses are primarily due to expenses incurred in connection with the Shore Club litigation discussed in Note 8 of the Consolidated Financial Statements and the write-off of certain assets in connection with hotel renovations.

Income tax (benefit) expense resulted in a benefit of $9.1 million in 2007 compared to an expense of $11.2 million in 2006. The 2007 income tax benefit was due primarily to the recording of deferred tax assets from the unconsolidated subsidiaries losses and stock compensation expense. The expense recognized in 2006 was due primarily to the recording of a deferred tax liability as a result of difference in basis of assets and liabilities as part of the Formation and Structuring Transaction. We are subject to corporate Federal and state income taxes effective February 17, 2006.

Operating Results

Comparison of Year Ended December 31, 2006 To Year Ended December 31, 2005

The following table presents our operating results for the year ended December 31, 2006 and the year ended December 31, 2005, including the amount and percentage change in these results between the two periods. The operations presented for the year ended December 31, 2005 and January 1, 2006 through February 16, 2006 are those of our Predecessor. The period from February 17, 2006 through December 31, 2006 represents the results of operations of the Company. The combined periods in 2006 are comparable to the Company’s December 31, 2005 results with the exception of the purchase of a building adjacent to the Delano Miami, the purchase of Mondrian Scottsdale, the investment in an apartment building in South Beach Miami which has been renamed the Mondrian South Beach, and the renovation of Delano Miami, which began in July 2006. The building adjacent to the Delano Miami did not have any operations or material expenses. Mondrian Scottsdale was an operating hotel for the period from May 5, 2006 through December 31, 2006 and any material impacts to the operating results of the Company are reflected below. Mondrian South Beach was operating as an apartment building at the time of its purchase in August 2006, and is in the development phases of converting into a hotel and condominium. Our investment in Mondrian South Beach is accounted for under using the equity method and the Company’s share of losses is recorded in the consolidated results of operations for the year ended December 31, 2006.

	2006	2005	Change ($)	Change (%)
	(Dollars in thousands)

Revenues:
Rooms	$168,572	$153,675	$14,897	9.7%
Food and beverage	89,105	85,573	3,532	4.1%
Other hotel	15,437	14,435	1,002	6.9%

Total hotel revenues	273,114	253,683	19,431	7.7%
Management fee — related parties	8,769	9,479	(710)	(7.5)%

Total revenues	$281,883	$263,162	$18,721	7.1%

Operating Costs and Expenses:
Rooms	43,086	39,666	3,420	8.6%
Food and beverage	58,576	54,294	4,282	7.9%
Other departmental	7,878	7,359	519	7.1%
Hotel selling, general and administrative	55,387	51,346	4,041	7.9%
Property taxes, insurance and other	15,995	13,331	2,664	20.0%

Total hotel operating expenses	180,922	165,996	14,926	9.0%
Corporate expenses	27,306	17,982	9,324	51.9%
Depreciation and amortization	19,112	26,215	(7,103)	(27.1)%

Total operating costs and expenses	227,340	210,193	17,147	8.2%

Operating income	54,543	52,969	1,574	3.0%
Interest expense, net	51,564	72,257	(20,693)	(28.6)%
Equity in (income) loss of unconsolidated joint ventures	(1,459)	7,593	(9,052)	(119.2)%
Minority interest	3,997	4,087	(90)	(1)
Other non-operating expense (income)	3,463	(1,574)	5,037	(320.0)%

Income (loss) before income tax expense	(3,021)	(29,394)	26,373	(89.7)%
Income tax expense	11,204	822	10,382	(1)

Loss before minority interest	(14,225)	(30,216)	15,991	52.9%
Minority interest	(300)	—	(300)	(1)

Net loss	(13,925)	(30,216)	16,291	53.9%
Other comprehensive income:
Unrealized loss on interest rate swap, net of tax	(1,303)	—	(1,303)	(1)
Foreign currency translation loss	200	(705)	905	128.4%

Comprehensive loss	$(15,028)	$(30,921)	$15,893	51.4%

(1)	Not meaningful.

Total Hotel Revenues.  Total hotel revenues increased 7.7% to $273.1 million in 2006 compared to $253.7 million in 2005. RevPAR from our comparable Owned Hotels (which includes Hudson, Morgans, Royalton, Mondrian Los Angeles and Clift), excluding Delano Miami which was under renovation for five months, increased 9.1% to $230 in 2006 compared to $211 in 2005. The components of RevPAR from our comparable Owned Hotels in 2006 and 2005 are summarized as follows:

	2006	2005	Change ($)	Change (%)

Occupancy	83.0%	81.0%	—	2.1%
ADR	$278	$260	$18	6.8%
RevPAR	$230	$211	$19	9.1%

Rooms revenue increased 9.7% to $168.6 million in 2006 compared to $153.7 million in 2005. The inclusion of Mondrian Scottsdale in the 2006 operating results accounted for $3.3 million of the $14.9 million increase. The remainder of the increase was driven by the Clift in San Francisco which produced RevPAR growth of 11.3%, and the New York hotels whose RevPAR increased by 9.6% during 2006. The growth in the San Francisco market is attributable to an increased number of tourists and convention groups in San Francisco as travel has begun to return to the city after a weakened economy resulting from the fall of the dot.com businesses. The growth in the New York market is attributable to strong demand and low supply growth.

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

Other hotel revenue increased 6.9% to $15.4 million in 2006 as compared to $14.4 million in 2005. The inclusion of Mondrian Scottsdale in the year ended December 31, 2006 resulted in a $0.2 million increase. An increase of $0.4 million was attributed primarily to a change in the operations of the Mondrian Los Angeles gift shop. In September 2005, Mondrian Los Angeles began operating the gift shop rather than leasing the space out to a third party. Therefore, revenues and expenses are recorded in 2006 as compared to lease income for the majority of 2005. Offsetting the increases attributed to the inclusion of Mondrian Scottsdale and the change in management of the Mondrian Los Angeles gift shop, were decreases due to the continued decline of telephone revenues. The decline in telephone revenues is an industry-wide phenomenon primarily caused by the increased use of cell phones.

Management Fee — Related Parties.  During 2006 and 2005, management fee — related parties comprised continuing fee income from our contracts to manage our Joint Venture Hotels, which excludes Hard Rock as Hard Rock was purchased in 2007. Additionally, from November 2003 until its termination in June 2005, management fee revenue also included fees earned on the management contract with the Gramercy Park Hotel. Management fee — related parties decreased 7.5% to $8.8 million in 2006 compared to $9.5 million in 2005 due primarily to the inclusion of the fees earned managing Gramercy Park Hotel during 2005.

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

Other departmental expense increased 7.1% to $7.9 million in 2006 compared to $7.4 million in 2005, primarily due to a change in the operations of the Mondrian Los Angeles gift shop and the inclusion of Mondrian Scottsdale, offset by a change in the Delano Miami valet parking contract. The inclusion of Mondrian Scottsdale accounts for $0.2 million of the 2006 operating expense increase. Furthermore, in September 2005, Mondrian Los Angeles began operating the gift shop rather than leasing the space out to a third party. Therefore, revenues and expenses are recorded in 2006 as compared to lease income in 2005 which contributed to a 46.6% increase over the expense recorded in 2005. Offsetting these increases, in June 2006, Delano Miami began outsourcing the valet parking to a third party thereby reducing revenues and expenses related to valet parking in 2006.

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

Stock-based compensation of $7.9 million was recognized in 2006 compared to $0 in 2005. In connection with the completion of our IPO in February 2006, our board of directors adopted a stock incentive plan and issued stock-based incentive awards, including incentive stock options, restricted shares of our common stock, and other equity-based awards, including LTIP Units. We have expensed granted stock-based compensation ratably over the vesting period in accordance with Statement of Financial Accounting Standards No. 123R, discussed further in Note 10 to the Consolidated Financial Statements.

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

The components of RevPAR from the Joint Venture Hotels (excluding Hard Rock) for 2006 and 2005 are summarized as follows:

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

Income tax expense was $11.2 million in 2006 compared to $0.8 million in 2005 due primarily to the recording of a deferred tax liability as a result of difference in basis of assets and liabilities as part of the Formation and Structuring Transaction. We are subject to corporate Federal and state income taxes effective February 17, 2006.

Liquidity and Capital Resources

As of December 31, 2007, we had approximately $122.7 million in available cash and cash equivalents. The Company has both short-term and long-term liquidity requirements as described in more detail below.

Recent Financings

On July 25, 2007, we completed an offering of 12,210,840 shares of common stock, of which 2,777,495 shares of common stock were sold by us and 9,433,345 shares of common stock were sold by certain selling stockholders. Net proceeds to us as a result of the offering were approximately $58.9 million.

Additionally, on October 17, 2007 we issued $172.5 million aggregate principal amount of Notes in a private offering. The net proceeds from the offering of the Notes was $166.8 million, after deducting the initial purchasers’ discount and estimated offering expenses payable by the Company. We used approximately $25.0 million of the net proceeds from this offering to repay in full the outstanding balance on our revolving credit facility and $24.1 million of the net proceeds to fund the Note Call Options and Warrant transactions, as defined in Note 7 of the Consolidated Financial Statements. We intend to use the remaining net proceeds from the offering for general corporate purposes and have invested such remaining net proceeds in short-term interest-bearing investment grade securities.

Liquidity Requirements

Short-Term Liquidity Requirements.  We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred within the next 12 months and believe those requirements consist primarily of funds necessary to pay operating expenses and other expenditures directly associated with our properties, including the funding of our reserve accounts. Our reserve accounts consist of restricted cash that is swept by our lenders beginning on the ninth day of each month to fund monthly debt service payments, property, sales and occupancy taxes and insurance premiums of our hotels. After funding these reserve accounts, we fund operating expenses and our furniture, fixtures and equipment reserve (generally, approximately 4% of total revenues at each hotel). We expect to meet our short-term liquidity needs through existing cash balances and cash provided by our operations and, if necessary, from borrowings under our line of credit.

Long-Term Liquidity Requirements.  We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next 12 months and believe these requirements consist primarily of funds necessary to pay scheduled debt maturities, renovations and other non-recurring capital expenditures that need to be made periodically to our properties and the costs associated with acquisitions and development of properties under contract and new acquisitions and development projects that we may pursue. Our long-term liquidity requirements are also affected by a potential liability to a designer for which we have accrued $12.5 million. See Note 6 to the Consolidated Financial Statements. Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, equity and debt offerings, borrowings under our line of credit, and long-term mortgages on our properties.

We believe that these sources of capital will continue to be available to us in the future to fund our long-term liquidity requirements. However, our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets, borrowing restrictions imposed by existing lenders and general market conditions. In addition, our ability to raise funds through the issuance of equity securities is dependent upon, among other things, general market conditions and market perceptions about us. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but the equity markets may not be consistently available on terms that are attractive or at all.

We expect we will require additional borrowings, including borrowings under our line of credit, to satisfy our long-term liquidity requirements. Other sources may be sales of common or preferred stock and/or cash generated through property dispositions and joint venture transactions.

Anticipated Capital Expenditures and Liquidity Requirements

Stock Repurchase.  We repurchased our stock through the open market or in privately negotiated transactions from time to time. The timing and actual number of share repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. Under the board of directors approved stock repurchase plan, we repurchased 1,156,828 shares for approximately $19.2 million in January 2008.

Property Renovations.  We are renovating Mondrian Los Angeles and plan to renovate Morgans and to expand Hudson at an estimated cost of approximately $40.0 to $45.0 million in 2008 and approximately $15.0 million in 2009. We anticipate spending a significant portion of the 2008 amount on Mondrian Los Angeles. The majority of our capital expenditures are expected to be funded from operating cash flow and our restricted cash and reserve accounts.

Echelon Las Vegas.  In January 2006, we entered into a limited liability company agreement with a subsidiary of Boyd, through which we plan to develop, as 50/50 owners, Delano Las Vegas and Mondrian Las Vegas, both of which are expected to open in 2010. After certain milestones in the joint venture development process have been met, we are expected to complete our contribution of approximately $91.5 million in cash and Boyd will contribute approximately 6.1 acres of land to the joint venture. It is expected that these contributions will be made during 2008. The expected cost of the project, including the land, is estimated to be approximately $1.0 billion; however, we can provide no assurances that the estimated cost will approximate the actual cost. As of December 31, 2007, we had made approximately $42.0 million in capital contributions toward our total funding requirements. This investment includes a $30.0 million deposit made to Boyd upon consummation of the Hard Rock transaction which may be returned in the event that both parties agree not to proceed with the project. We anticipate contributing approximately another $49.5 million during 2008, which amounts will be applied toward our capital contributions.

Construction of Delano Las Vegas and Mondrian Las Vegas is expected to begin in the second quarter of 2008. Given the current state of the credit markets, we anticipate that additional equity and/or credit support will be necessary to obtain construction financing for the remaining cost of the project. This additional equity and/or credit support may be contributed by us or Boyd, or from both parties, and/or from one or more additional equity sponsors. If the joint venture is unable to obtain adequate project financing in a timely manner or at all, we may be forced to sell assets in order to raise capital for the project, limit the scope of the project, defer the project or cancel the project altogether.

Hard Rock.  Under the terms of the joint venture agreement for Hard Rock, DLJMB agreed to fund 100% of the equity capital required to expand the property, up to a total of an additional $150.0 million subsequent to the acquisition. We have the option, but are not required, and do not currently intend, to fund our pro rata share of the expansion project. As of December 31, 2007, we had funded approximately $8.5 million subsequent to the acquisition and subsequently in January 2008, an additional $2.6 million, through the issuance of a letter of credit to maintain our pro rata share of the equity in the project.

Pursuant to the terms of the Hard Rock joint venture credit agreement and certain waivers thereto, in the event that the proceeds from any prior sales of the adjacent 15 acre parcel of excess land are less than $40.0 million, the joint venture was required to make an amortization payment or post a letter of credit to the lenders in an amount equal to $110.0 million on February 14, 2008. On February 14, 2008, DLJMB, posted a letter of credit in favor of the lenders in the amount of $110.0 million to postpone the amortization payment to August 2, 2008. In the event that the proceeds from any sales of the 15-acre parcel of excess land adjacent to the Hard Rock prior to August 2, 2008 are less than $40.0 million, the joint venture will be required to make an amortization payment to the lenders of $110.0 million on such date, which can be satisfied by drawing on the letter of credit posted by DLJMB. If the proceeds received from any such prior sales of the excess land are greater than $40.0 million, then the joint venture will be required to make an amortization payment equal to $110.0 million less the amount of any proceeds received from such sales. The joint venture has entered into a letter of intent with respect to a proposed sale of a portion of the excess land and is working with the prospective purchaser to complete due diligence on the land and to prepare definitive documentation.

Other Estimated Uses of Capital.  Other estimated capital commitments include approximately $25.0 million to fund The Gale, the hotel to be developed across the street from Delano Miami over the next two years. Additionally, the Company may have to fund approximately $20.0 million related to our equity investments in Mondrian Chicago and Mondrian Palm Springs during 2008 and 2009. In addition, we may provide additional equity of $2.0 million or more at Mondrian South Beach should the closing of condominium sales not occur as planned due to the recent changes in the mortgage market. As of February 2008, we have already funded $2.0 million of additional equity at Mondrian South Beach and the joint venture is currently negotiating additional lending.

Comparison of Cash Flows for the Year Ended December 31, 2007 to December 31, 2006

Operating Activities.  Net cash provided by operating activities was $40.9 million for the year ended December 31, 2007 compared to $29.2 million for the year ended December 31, 2006. The increase in cash is primarily due to the decrease in interest expense and an improvement of the hotel operations over 2006 as a result of occupancy and RevPAR increases year over year.

Investing Activities.  Net cash used in investing activities amounted to $101.5 million for the year ended December 31, 2007 as compared to $143.7 million for the year ended December 31, 2006. The decrease in cash used in investing activities primarily relates to the $62.6 million deposit the Company made in 2006 related to its investment in Hard Rock for which there was no comparable investment in 2007. We did invest in additional joint ventures during 2007, such as Echelon Las Vegas, Mondrian SoHo and Mondrian Chicago, but the deposits on these ventures aggregated $44.1 million in 2007.

Financing Activities.  Net cash provided by financing activities amounted to $155.8 million for the year ended December 31, 2007 as compared to $120.1 million for the year ended December 31, 2006. The cash provided by financing increased in 2007 due to the completion of an equity and debt offering in July 2007 and October 2007, respectively, offset by our common stock repurchases. The cash provided by financing in 2006 primarily related to the proceeds from our IPO in February 2006.

Debt

Revolving Credit Agreement.  On October 6, 2006, we and certain of our subsidiaries entered into a revolving credit facility in the initial amount of $225.0 million, which includes a $50.0 million letter of credit sub-facility and a $25.0 million swingline sub-facility (the collectively, the “Revolving Credit Agreement”), with Wachovia Capital Markets, LLC and Citigroup Global Markets Inc.

The amount available from time to time under the Revolving Credit Agreement is also conditioned upon the amount of an available borrowing base calculated by reference to collateral described below. Currently, the available borrowing base is approximately $64.0 million, but that amount may be increased up to $225.0 million at the borrower’s option by increasing the amount of the borrowing capacity on Delano Miami granted by the Delano Miami mortgage lender (discussed below) and upon payment of the related additional recording tax. Had the borrower exercised this option, the available borrowing base as of December 31, 2007 (assuming an increase in the Delano Miami mortgage and payment of the related additional recording tax) would have been approximately $177.7 million. That availability may also be increased through procedures specified in the Revolving Credit Agreement for adding property to the borrowing base and for revaluation of the property that constitutes the borrowing base.

The commitments under the Revolving Credit Agreement terminate on October 5, 2011, at which time all outstanding amounts under the Revolving Credit Agreement will be due and payable. The borrower may, at its option, with the prior consent of the lender and subject to customary conditions, request an increase in the aggregate commitment under the Revolving Credit Agreement to up to $350.0 million.

The interest rate per annum applicable to loans under the Revolving Credit Agreement is at a fluctuating rate of interest measured by reference to, at our election, either LIBOR or a base rate, plus a borrowing margin. LIBOR loans have a borrowing margin of 1.35% to 1.90% determined based on the borrower’s total leverage ratio (with an initial borrowing margin of 1.35%) and base rate loans have a borrowing margin of 0.35% to 0.90% determined based on the borrower’s total leverage ratio (with an initial borrowing margin of 0.35%). The Revolving Credit Agreement also provides for the payment of a quarterly unused facility fee equal to the average daily unused amount for each quarter multiplied by 0.25%.

The Revolving Credit Agreement requires the borrower to maintain for each four-quarter period a total leverage ratio (total indebtedness, which does not include indebtedness related to the Trust Notes (defined below) or the Notes, to consolidated EBITDA) of no more than (i) 8.0 to 1.0 at any time prior to January 1, 2008, (ii) 7.0 to 1.0 at any time during 2008, and (iii) 6.0 to 1.0 at any time after December 31, 2008, and a fixed charge coverage ratio (consolidated EBITDA to fixed charges) of no less than 1.75 to 1.00 at all times. The Revolving Credit Agreement contains negative covenants, subject in each case to certain exceptions, restricting incurrence of indebtedness, incurrence of liens, fundamental changes, acquisitions and investments, asset sales, transactions with affiliates and restricted payments, including, among others, a covenant prohibiting us from paying cash dividends on our common stock.

The Revolving Credit Agreement provides for customary events of default, including failure to pay principal or interest when due, failure to comply with covenants, any representation proving to be incorrect, defaults relating to other indebtedness of at least $10.0 million in the aggregate, certain insolvency and receivership events affecting us, judgments in excess of $5.0 million in the aggregate being rendered against us, the acquisition by any person of 40% or more of any outstanding class of capital stock having ordinary voting power in the election of our directors, and the incurrence of certain ERISA liabilities in excess of $5.0 million in the aggregate.

As of December 31, 2007, we were in compliance with the covenants of the Revolving Credit Agreement.

Obligations under the Revolving Credit Agreement are secured by, among other collateral, a mortgage on Delano Miami and the pledge of equity interests in the borrower and certain subsidiaries of the borrower, including the owners of Delano Miami, Morgans and Royalton, as well as a security interest in other significant personal property (including trademarks and other intellectual property, reserves and deposits) relating to those hotels.

The Revolving Credit Agreement is available on a revolving basis for general corporate purposes, including acquisitions.

Mortgage Agreement.  Also on October 6, 2006, our subsidiaries entered into new mortgage financings with Wachovia Bank, National Association, as lender, consisting of two separate mortgage loans and a mezzanine loan. These loans, a $217.0 million first mortgage note secured by Hudson, a $32.5 million mezzanine loan secured by a pledge of the equity interests in our subsidiary owning Hudson, and a $120.5 million first mortgage note secured by Mondrian Los Angeles, which we refer to collectively as the Mortgages, all mature on July 15, 2010.

The Mortgages bear interest at a blended rate of 30-day LIBOR plus 125 basis points. We have the option of extending the maturity date of the Mortgages to October 15, 2011. We maintain swaps that will effectively fix the LIBOR rate on the debt under the Mortgages at approximately 5.0% through the maturity date.

The prepayment clause in the Mortgages permits us to prepay the Mortgages in whole or in part on any business day, along with a spread maintenance premium (equal to the amount of the prepayment multiplied by the applicable LIBOR margin multiplied by the ratio of the number of months between the prepayment date and October 31, 2007 divided by 12).

The Mortgages require our subsidiary borrowers to fund reserve accounts to cover monthly debt service payments. Those subsidiary borrowers are also required to fund reserves for property, sales and occupancy taxes, insurance premiums, capital expenditures and the operation and maintenance of those hotels. Reserves are deposited into restricted cash accounts and are released as certain conditions are met. Our subsidiary borrowers are not permitted to have any liabilities other than certain ordinary trade payables, purchase money indebtedness, capital lease obligations and certain other liabilities.

The Mortgages prohibit the incurrence of additional debt on Hudson and Mondrian Los Angeles. Furthermore, the subsidiary borrowers are not permitted to incur additional mortgage debt or partnership interest debt. In addition, the Mortgages do not permit (i) transfers of more than 49% of the interests in the subsidiary borrowers, Morgans Group or the Company or (ii) a change in control of the subsidiary borrowers or in respect of Morgans Group or the Company itself without, in each case, complying with various conditions or obtaining the prior written consent of the lender.

The Mortgages provide for events of default customary in mortgage financings, including, among others, failure to pay principal or interest when due, failure to comply with certain covenants, certain insolvency and receivership events affecting the subsidiary borrowers, Morgans Group or the Company, and breach of the encumbrance and transfer provisions. In the event of a default under the Mortgages, the lender’s recourse is limited to the mortgaged property, unless the event of default results from insolvency, a voluntary bankruptcy filing or a breach of the encumbrance and transfer provisions, in which event the lender may also pursue remedies against Morgans Group.

As of December 31, 2007, we were in compliance with the covenants of the Mortgages.

Notes to a Subsidiary Trust Issuing Preferred Securities.  In August 2006, we formed a newly established trust, MHG Capital Trust I, or the Trust, to issue $50.0 million of trust preferred securities in a private placement. The sole assets of the Trust consist of the Trust Notes due October 30, 2036 issued by Morgans Group and guaranteed by us. The proceeds of the issuance of the Trust Notes were used to repay our then-existing credit agreement and to fund the equity contribution on Mondrian South Beach with the remainder available for general corporate purposes. The Trust Notes have a 30-year term, ending October 30, 2036, and bear interest at a fixed rate of 8.68% for the first 10 years, ending October 2016, and thereafter will bear interest at a floating rate based on the three-month LIBOR plus 3.25%. These securities are redeemable by the Trust at par beginning on October 30, 2011.

The Trust Note agreement requires that we maintain a fixed charge coverage ratio of 1.4 to 1.0 and prohibited us from issuing subordinate debt through February 4, 2007. As of December 31, 2007, we were in compliance with the covenants of the Trust Note agreement.

Clift.  We lease Clift under a 99-year non-recourse lease agreement expiring in 2103. The lease is accounted for as a financing with a balance of $80.1 million at December 31, 2007. The lease payments are $2.8 million per year through October 2006 and $6.0 million per year through October 2014 with inflationary increases at five-year intervals thereafter beginning in October 2014.

Hudson.  We lease two condominium units at Hudson which are reflected as capital leases with balances of $6.1 million at December 31, 2007. Currently annual lease payments total approximately $800,000 and are subject to increases in line with inflation. The leases expire in 2096 and 2098.

Promissory Note.  The purchase of the property across from the Delano Miami was partially financed with the issuance of a $10.0 million three-year interest only promissory note by us to the seller, which matures on January 24, 2009. At December 31, 2007, the note bore interest at 8.5%, and increased to 10.0% effective January 2008 through maturity.

Mondrian Scottsdale Debt.  In May 2006, we obtained mortgage financing on Mondrian Scottsdale. The $40.0 million loan, which accrues interest at LIBOR plus 2.30%, matures in May 2008 and has three one-year extensions. We have purchased an interest rate cap which limits the interest rate exposure to 6.0% and expires on June 1, 2008.

Convertible Debt.  As discussed above in “Part I — Recent Trends and Developments — Recent Developments”, on October 17, 2007 we issued $172.5 million aggregate principal amount of Notes in a private offering.

Contractual Obligations

The following table summarizes our future payment obligations (excluding interest except as indicated) and commitments as of December 31, 2007:

	Payments Due by Period
		Less Than 1			More Than
Contractual Obligations	Total	Year	1 to 3 Years	3 to 5 Years	5 Years
	(In thousands)

Mortgage Notes Payable	$410,000	$40,000	$370,000	$—	$—
Promissory note	10,000	—	10,000	—	—
Liability to subsidiary trust	50,100	—	—	—	50,100
Convertible notes	172,500	—	—	—	172,500
Interest on mortgage and notes payable	182,520	29,162	44,641	8,697	100,020
Capitalized Lease Obligations including amounts representing interest	125,155	772	1,593	489	122,301
Operating Lease Obligations	23,923	494	532	532	22,365
Clift pre-petition liabilities	1,827	1,254	573	—	—
Echelon Las Vegas	49,500	49,500	—	—	—

Total	$1,025,525	$121,182	$427,339	$9,718	$467,285

We have a 50/50 joint venture with Chodorow Ventures LLC, or Chodorow, for the purpose of owning and operating restaurants, bars and other food and beverage operations at certain of our hotels. Currently, the joint venture operates the restaurants in Morgans, Hudson, Delano Miami, Mondrian Los Angeles, Clift, Sanderson and St Martins Lane as well as the bars in Delano Miami, Sanderson and St Martins Lane. Pursuant to various agreements, the joint venture leases space from the hotel and pays a management fee to Chodorow or its affiliates. The management fee is equal to 3% of the gross revenues generated by the operation. The agreements expire between 2007 and 2010 and generally have two five year renewal periods at the restaurant venture’s option. Further, we are required to fund negative cash flows in certain of these restaurants which cannot be currently measured and therefore are not included in the table above.

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

Seasonality

The hospitality business is seasonal in nature and we experience some seasonality in our business as indicated in the table below. Our Miami hotels are strongest in the first quarter, whereas our New York hotels are strongest in the fourth quarter. Quarterly revenues also may be adversely affected by events beyond our control, such as extreme weather conditions, terrorist attacks or alerts, natural disasters, airline strikes, economic factors and other considerations affecting travel. Room revenues by quarter for our Owned Hotels during 2007 and 2006 were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In millions)

Rooms Revenue
2007	$45.3	$47.3	$40.0	$54.2
2006	$36.8	$43.1	$40.1	$48.6

To the extent that cash flows from operations are insufficient during any quarter, due to temporary or seasonal fluctuations in revenues, we may have to enter into additional short-term borrowings or draw on our line of credit to meet cash requirements.

Capital Expenditures and Reserve Funds

We are obligated to maintain reserve funds for capital expenditures at our hotels as determined pursuant to our debt and lease agreements. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. Our debt and lease agreements require us to reserve funds at amounts equal to 4% of the hotel’s revenues and require the funds to be set aside in restricted cash. In addition, the restaurant joint ventures require the ventures to set aside restricted cash of between 2% to 4% of gross revenues of the restaurant. As of December 31, 2007, $10.5 million was available in restricted cash reserves for future capital expenditures. In addition, as of December 31, 2007, we had a reserve for major capital improvements of $5.0 million under the Mortgages.

The lenders under the Revolving Credit Agreement and Mortgages require the Company’s subsidiary borrowers to fund reserve accounts to cover monthly debt service payments. Those subsidiary borrowers are also required to fund reserves for property, sales and occupancy taxes, insurance premiums, capital expenditures and the operation and maintenance of those hotels. Reserves are deposited into restricted cash accounts and are released as certain conditions are met. The Company’s subsidiary borrowers are not permitted to have any liabilities other than certain ordinary trade payables, purchase money indebtedness, capital lease obligations, and certain other liabilities.

We are renovating Mondrian Los Angeles and plan to renovate Morgans and to expand Hudson at an estimated cost of approximately $40.0 to $45.0 million in 2008 and approximately $15.0 million in 2009. We anticipate spending a significant portion of the 2008 amount on Mondrian Los Angeles. The majority of our capital expenditures are expected to be funded from operating cash flow and our restricted cash and reserve accounts. Our capital expenditures could increase if we decide to acquire, renovate or develop hotels or additional space at existing hotels.

Derivative Financial Instruments

We use derivative financial instruments to manage our exposure to the interest rate risks related to our variable rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. We determine the fair value of our derivative financial instruments using models which incorporate standard market conventions and techniques such as discounted cash flow and option pricing models to determine fair value. We believe these methods of estimating fair value result in general approximation of value, and such value may or may not be realized.

On June 29, 2005, we entered into an interest rate cap agreement with a notional amount of $580.0 million, the then full amount of debt secured by five hotels (Hudson, Mondrian Los Angles, Delano Miami, Morgans and

Royalton), with a LIBOR cap of 4.25% which expired on July 9, 2007. We recognized the change in the fair value of this agreement in interest expense.

On February 22, 2006, we entered in to an interest rate forward starting swap that effectively fixes the interest rate on $285.0 million of debt from June 2007 through June 2010. This derivative qualifies for hedge accounting treatment per SFAS No. 133 and accordingly, the change in fair value of this instrument is recognized in other comprehensive income.

In connection with the Mortgages (defined and discussed above), the Company entered into an $85.0 million interest rate swap that effectively fixes the LIBOR rate on the $85.0 million of debt at approximately 5.0% with an effective date of July 9, 2007 and a maturity date of July 15, 2010. This derivative qualifies for hedge accounting treatment per SFAS No. 133 and accordingly, the change in fair value of this instrument is recognized in other comprehensive income.

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

Off-Balance Sheet Arrangements

Morgans Europe.  We own interests in two hotels through a 50/50 joint venture known as Morgans Europe. Morgans Europe owns two hotels located in London, England, St Martins Lane, a 204-room hotel, and Sanderson, a 150-room hotel. Under a management agreement with Morgans Europe, we earn management fees and a reimbursement for allocable chain service and technical service expenses.

Morgans Europe’s net income or loss and cash distributions or contributions are allocated to the partners in accordance with ownership interests. At December 31, 2007, our investment in Morgans Europe was $13.7 million. We account for this investment under the equity method of accounting. Our equity in income or loss of the joint venture amounted to an income of $1.7 million and $3.4 million for the years ended December 31, 2007 and 2006, respectively, and a loss of $6.5 million for the year ended December 31, 2005.

South Beach Venture.  The Company owns a 50% interest in a building on Biscayne Bay in South Beach Miami through the South Beach Venture. The South Beach Venture is in the process of renovating and converting the building into a condominium and hotel to be operated under our Mondrian brand. We will operate Mondrian South Beach under a long-term incentive management contract.

We account for this investment under the equity method of accounting. At December 31, 2007, our investment in the South Beach Venture was $13.4 million. Our equity in income or loss of the South Beach Venture amounted to a loss of $2.7 million and $2.6 million for the years ended December 31, 2007 and 2006, respectively.

Hard Rock.  On February 2, 2007, we completed the purchase of the Hard Rock in Las Vegas with the Company funding one-third of the equity, or approximately $57.5 million, and DLJMB funding two-thirds of the equity, or approximately $115.0 million, through a joint venture. The remainder of the $770.0 million purchase price was financed with mortgage financing under a credit agreement entered into by the joint venture, which agreement was amended as of November 6, 2007. See Note 4 to the Consolidated Financial Statements. At December 31, 2007, our investment in the Hard Rock venture was $36.8 million. Our equity in loss of this venture for the year ended December 31, 2007 was $22.1 million.

Concurrent to the closing of the joint venture transactions, we entered into a property management agreement with DLJMB under which we operate the hotel, retail, food and beverage, entertainment and all other businesses related to the Hard Rock, excluding the casino. The term of the contract is 20 years with two 10-year renewals and is subject to certain performance tests beginning in 2009, or 12 months following the completion of the expansion, whichever is later.

Echelon Las Vegas.  In January 2006, we entered into a limited liability company agreement with a subsidiary of Boyd through which it will develop, as 50/50 owners, Delano Las Vegas and Mondrian Las Vegas, both of which are expected to open in 2010. Once development is complete, we will manage Delano Las Vegas and Mondrian Las Vegas pursuant to a 20-year management agreement with automatic and perpetual 10-year renewals as long as we have a beneficial ownership interest in the joint venture.

We account for this investment under the equity method of accounting. At December 31, 2007, our investment in the Echelon Las Vegas venture was $40.8 million. Our equity in loss of the Echelon Las Vegas venture was $1.2 million for the year ended December 31, 2007.

Mondrian SoHo.  In June 2007, we contributed $5.0 million for a 20% equity interest in a joint venture with Cape Advisors Inc. to acquire and develop a Mondrian hotel in the SoHo neighborhood of New York City. Upon completion, we are expected to operate the hotel under a 10-year management contract with two 10-year extension options. As of December 31, 2007, our investment in the Mondrian SoHo venture was $5.1 million.

Mondrian Chicago.  In June 2007, we formed a joint venture with M Development to lease and develop a Mondrian hotel in Chicago. We will have a 49% equity interest in the joint venture and expect to contribute approximately $15.0 million to the project, of which approximately $0.5 million was contributed in June 2007. Upon completion, we are expected to operate the hotel under a 20-year management contract with two 5-year extension options. As of December 31, 2007, our investment in the Mondrian Chicago venture was $0.8 million.

For further information regarding our off balance sheet arrangements, see Note 5 to the Consolidated Financial Statements.

Recent Accounting Pronouncements

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

We adopted FIN 48 on January 1, 2007. On that date, the adoption did not impact our consolidated financial position or results of operations. We do not have any unrecognized tax benefits as of the date of adoption of FIN 48, or as of December 31, 2007. In addition, we do not anticipate significant adjustments to the total amount of unrecognized tax benefits within the next 12 months. We classify any tax penalties as other operating expenses, and any interest as interest expense, on our Consolidated Financial Statements. As of December 31, 2007, the 2006 tax year remains open and subject to audit for both federal and state purposes, as this was the initial tax year for the Company since becoming a C-corporation in February 2006.

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements. This statement applies to accounting pronouncements that require or permit fair value measurements, except for share-based payment transactions under SFAS No. 123. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. As SFAS No. 157 does not require any new fair value measurements or remeasurements of previously computed fair values, we do not believe adoption of SFAS No. 157 will have a material effect on our Consolidated Financial Statements.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits companies and not-for-profit organizations to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under GAAP. SFAS No. 159 must be applied prospectively, and the effect of the first re-measurement to fair value, if any, should be reported as a cumulative effect adjustment to the opening balance of retained earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not believe that the adoption of SFAS No. 159 will have a material impact on our Consolidated Financial Statements.

On August 31, 2007, the FASB issued a proposed FASB Staff Position (the “Proposed FSP”) that affects the accounting for the Company’s convertible notes payable. The Proposed FSP requires the initial debt proceeds from the sale of a company’s convertible notes to be allocated between a liability component and an equity component. The resulting debt discount must be amortized over the period the debt is expected to remain outstanding as additional interest expense. The Proposed FSP, if adopted, would be effective. We are currently evaluating the impact that this Proposed FSP would have on our Consolidated Financial Statements if adopted.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which, among other things, provides guidance and establishes amended accounting and reporting standards for a parent company’s noncontrolling or minority interest in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the impact of adopting the Statement.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141. SFAS No. 141R, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired (including intangibles), the liabilities assumed and any noncontrolling interest in the acquired entity. Additionally, SFAS No. 141R requires that all transaction costs will be expensed as incurred. We are currently evaluating the impact of adopting the Statement, which is effective for fiscal years beginning on or after December 15, 2008. Adoption is prospective and early adoption is not permitted.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

We evaluate our estimates on an ongoing basis. We base our estimates on historical experience, information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the most significant judgments and estimates used in the preparation of our consolidated financial statements.

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

•	Depreciation and amortization expense. Depreciation expense is based on the estimated useful life of our assets. The respective lives of the assets are based on a number of assumptions made by us, including the cost and timing of capital expenditures to maintain and refurbish our hotels, as well as specific market and economic conditions. Hotel properties and other completed real estate investments are depreciated using the straight-line method over estimated useful lives of 39.5 years for buildings and five years for furniture, fixtures and equipment. While our management believes its estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income or the gain or loss on the sale of any of our hotels or other assets. We have not changed the estimated useful lives of any of our assets during the periods discussed.

•	Derivative instruments and hedging activities. Derivative instruments and hedging activities require us to make judgments on the nature of our derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported as a component of interest expense in the consolidated/ combined statements of operations or as a component of equity on the consolidated balance sheets. While we believe our judgments are reasonable, a change in a derivative’s fair value or effectiveness as a hedge could affect expenses, net income and equity.

•	Consolidation Policy. We evaluate our variable interests in accordance with Financial Interpretation 46R to determine if they are variable interests in variable interest entities. Certain food and beverage operations at five of our Owned Hotels are operated under 50/50 joint ventures. We believe that we are the primary beneficiary of the entities because we absorb the majority of the restaurant ventures’ expected losses and residual returns. Therefore, the restaurant ventures are consolidated in our financial statements with our partner’s share of the results of operations recorded as minority interest in the accompanying financial statements. We own partial interests in the Joint Venture Hotels and certain food and beverage operations at two of the Joint Venture Hotels. We account for these investments using the equity method as we believe we do not exercise control over significant asset decisions such as buying, selling or financing nor are we the primary beneficiary of the entities. Under the equity method, we increase our investment in unconsolidated joint ventures for our proportionate share of net income and contributions and decrease our investment balance for our proportionate share of net loss and distributions.

•	Stock-based Compensation. We have adopted the fair value method of accounting prescribed in SFAS No. 123 “Accounting for Stock Based Compensation” (“SFAS 123”) (as amended by SFAS No. 148 and SFAS 123(R)) for equity-based compensation awards. SFAS 123(R) requires an estimate of the fair value of the equity award at the time of grant rather than the intrinsic value method. All fixed equity-based awards to employees and directors, which have no vesting conditions other than time of service, the fair value of the equity award at the grant date will be amortized to compensation expense over the award’s vesting period on a straight-line basis. For performance-based compensation plans, we recognize compensation expense at such time when the performance hurdle is anticipated to be achieved over the performance period based upon the fair value at the date of grant. We use the Black-Scholes option pricing model to determine the fair value of all options granted. Management’s assumptions are derived based upon the risk profile of our stock and our peer group. We review our assumptions quarterly and revise them as management deems necessary.

•	Deferred income taxes and valuation allowance. We account for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance will be provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Such valuation allowance will be estimated by management based on our projected future taxable income.

The estimate of future taxable income is highly subjective. We have incurred nominal losses on the corporate tax return since inception and anticipate that we will not continue to incur losses for the foreseeable future. However, these assumptions may be inaccurate, and unanticipated events and circumstances may occur in the future. To the extent actual results differ from these estimates, our future results of operations may be affected. At December 31, 2007 and 2006, there is no valuation allowance set up to against any deferred tax assets.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Some of our outstanding debt has a variable interest rate. As described in “Management’s Discussion and Analysis of Financial Results of Operations — Derivative Financial Instruments” above, we use some derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of December 31, 2007, our total outstanding debt, including capitalized lease obligations, was approximately $729.2 million, of which approximately $410.0 million, or 56.2%, was variable rate debt.

We entered into hedging arrangements on $285.0 million of debt which became effective on July 9, 2007 and cap LIBOR at approximately 5.0%. At December 31, 2007, the LIBOR rate was 4.6%. The maximum annual amount the interest expense would increase on this variable rate debt is $1.3 million due to our interest rate cap agreement. If market rates of interest on this variable rate debt decrease by 1.0%, or 100 basis points, the decrease in interest expense would increase pre-tax earnings and cash flows by approximately $4.1 million annually.

We also entered into hedging arrangements on $40.0 of debt secured by Mondrian Scottsdale, with a LIBOR cap of 6.0% through June 1, 2008. If market rates of interest on this variable rate debt increases by 1.0%, or 100 basis points, the increase in interest expense would reduce future pre-tax earnings and cash flows by approximately $0.2 million annually. The maximum annual amount the interest expense would increase on this variable rate debt is $0.6 million due to our interest rate cap agreement. If market rates of interest on this variable rate debt decrease by 1.0%, or 100 basis points, the decrease in interest expense would increase pre-tax earnings and cash flows by approximately $1.0 million annually.

If market rates of interest increase by 1.0%, or approximately 100 basis points, the fair value of our fixed rate debt would decrease by approximately $26.9 million. If market rates of interest decrease by 1.0%, or approximately 100 basis points, the fair value of our fixed rate debt would increase by $32.5 million.

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

Currency Exchange Risk

As we have international operations with our two London hotels, currency exchange risk between the U.S. dollar and the British pound arises as a normal part of our business. We reduce this risk by transacting this business in British pounds. We have not repatriated earnings from our London hotels because of our historical net losses in our United Kingdom operations and our joint venture agreement. As a result, any funds repatriated from the United Kingdom are considered a return of capital and require court approval. We may consider repatriating certain funds in 2008. A change in prevailing rates would have, however, an impact on the value of our equity in Morgans Europe. The U.S. dollar/British pound currency exchange is currently the only currency exchange rate to which we are directly exposed. Generally, we do not enter into forward or option contracts to manage our exposure applicable to net operating cash flows. We do not foresee any significant changes in either our exposure to fluctuations in foreign exchange rates or how such exposure is managed in the future.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Morgans Hotel Group Co. and the notes related to the foregoing financial statements, together with the independent registered public accounting firm’s reports thereon, are set forth on pages F-1 through F-39 of this report. Additionally, the consolidated financial statements of the Company’s significant subsidiaries are filed as Exhibits 99.1, 99.2, 99.3 and 99.4 to this Annual Report on Form 10-K.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedure

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and the chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15) that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of the Company’s annual financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. The assessment was based upon the framework described in “Integrated Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of internal control over financial reporting. We have reviewed the results of the assessment with the audit committee of our board of directors.

Based on our assessment under the criteria set forth in COSO, management has concluded that, as of December 31, 2007, the Company maintained effective internal control over financial reporting.

BDO Seidman, LLP, an independent registered public accounting firm, that audited our Financial Statements included in this Annual Report has issued an attestation report on our internal control over financial reporting as of December 31, 2007, which appears in Item 9A, below.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Morgans Hotel Group Co.
475 Tenth Avenue
New York, NY 10018

We have audited Morgans Hotel Group Co.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Morgans Hotel Group Co.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Morgans Hotel Group Co. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Morgans Hotel Group Co. as of December 31, 2007 and 2006, and the related consolidated/ combined statements of operations and comprehensive loss, changes in stockholders’ equity/net assets (deficit), and cash flows of Morgans Hotel Group Co. for the year ended December 31, 2007 and the period from February 17, 2006 through December 31, 2006 and for the period from January 1 through February 16, 2006 and for the year ended December 31, 2005 for Morgans Hotel Group Co. Predecessor and our report dated March 17, 2008 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

March 17, 2008
New York, New York

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding directors, executive officers, corporate governance and our code of ethics is hereby incorporated by reference to the material appearing in the Proxy Statement for the Annual Stockholders Meeting to be held in 2008 (the “Proxy Statement”) under the captions “Board of Directors and Corporate Governance,” and “Executive Officer Biographies.” The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Voting Securities of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance.” The information required by this Item 10 with respect to the availability of our code of ethics is provided in Item 1 of this Annual Report on Form 10-K. See “Item 1 — Materials Available on Our Website.”

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

The information regarding security ownership of certain beneficial owners and management required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Voting Securities of Certain Beneficial Owners and Management and “Equity Compensation Plan Information.”

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Board of Directors and Corporate Governance — Director Independence.”

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Audit Related Matters.”

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) and (c) Financial Statements and Schedules.

Reference is made to the “Index to the Financial Statements” on page F-1 of this report and to Exhibits 99.1, 99.2, 99.3, and 99.4 filed herewith.

All other financial statement schedules are not required under the related instructions, or they have been omitted either because they are not significant, the required information has been disclosed in the consolidated financial statements and the notes related thereto.

(b) Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated May 11, 2006, by and among Morgans Hotel Group Co., MHG HR Acquisition Corp., Hard Rock Hotel, Inc. and Peter Morton (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 17, 2006)
2.2	First Amendment to Agreement and Plan of Merger, dated as of January 31, 2007, by and between Morgans Hotel Group Co., MHG HR Acquisition Corp., Hard Rock Hotel, Inc., (solely with respect to Section 1.6 and Section 1.8 thereof) 510 Development Corporation and (solely with respect to Section 1.7 thereof) Peter A. Morton (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 6, 2007)
3.1	Amended and Restated Certificate of Incorporation of Morgans Hotel Group Co. (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on February 6, 2006)
3.2	Amended and Restated By-laws of Morgans Hotel Group Co. (incorporated by reference to Exhibit 3.2 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on February 6, 2006)
4.1	Specimen Certificate of Common Stock of Morgans Hotel Group Co. (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on January 17, 2006)
4.2	Junior Subordinated Indenture, dated as of August 4, 2006, between Morgans Hotel Group Co., Morgans Group LLC and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 11, 2006)
4.3	Amended and Restated Trust Agreement of MHG Capital Trust I, dated as of August 4, 2006, among Morgans Group LLC, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, and the Administrative Trustees Named Therein (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 11, 2006)
4.4	Stockholder Protection Rights Agreement, dated as of October 9, 2007, between Morgans Hotel Group Co. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on October 10, 2007)
4.5	Indenture related to the Senior Subordinated Convertible Notes due 2014, dated as of October 17, 2007, by and among Morgans Hotel Group Co., Morgans Group LLC and The Bank of New York, as trustee (including form of 2.375% Senior Subordinated Convertible Note due 2014) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on October 17, 2007)
4.6	Registration Rights Agreement, dated as of October 17, 2007, between Morgans Hotel Group Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on October 17, 2007)
10.1	Amended and Restated Limited Liability Company Agreement of Morgans Group LLC (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

Exhibit
Number	Description

10.2	Registration Rights Agreement, dated as of February 17, 2006, by and between Morgans Hotel Group Co. and NorthStar Partnership, L.P. (incorporated by reference to Exhibit 99.9 to the Company’s Statement on Schedule 13D filed on February 27, 2006)
10.3	Joint Venture Agreement, dated as of September 7, 1999, by and between Ian Schrager Hotels LLC and Chodorow Ventures LLC (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on December 7, 2005)
10.4	Operating Agreement of Hudson Leaseco LLC, dated as of August 28, 2000, by and between Hudson Managing Member LLC and Chevron TCI, Inc. (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on December 7, 2005)
10.5	Lease, dated as of August 28, 2000, by and between Henry Hudson Holdings LLC and Hudson Leaseco LLC (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on December 7, 2005)
10.6	Ground Lease, dated October 14, 2004, by and between Geary Hotel Holding, LLC and Clift Holdings, LLC (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on December 7, 2005)
10.7	Lease, dated January 3, 1997, by and among Mrs. P. A. Allsopp, Messrs. M. E. R. Allsopp, W. P. Harriman and A. W. K. Merriam, and Burford (Covent Garden) Limited (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on December 7, 2005)
10.8	Facility Agreement, dated as of November 24, 2005, by and among Ian Schrager London Limited (to be renamed Morgans Hotel Group London Limited), Citigroup Global Markets Limited, the Financial Institutions Listed in Schedule 1 thereto and Citibank International plc (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on December 7, 2005)
10.9	Indemnification Agreement, dated as of February 17, 2006, by and among Morgans Hotel Group Co., Morgans Hotel Group LLC, NorthStar Partnership, L.P. and RSA Associates, L.P. (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)
10.10	Agreement of Purchase and Sale, dated as of December 22, 2005, by and between James Hotel Scottsdale, LLC and Morgans Hotel Group LLC (incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on January 3, 2006)
10.11	Joint Venture Agreement, dated as of January 3, 2006, between Morgans/LV Investment LLC and Echelon Resorts Corporation (incorporated by reference to Exhibit 10.23 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on January 17, 2006)
10.12	Employment Agreement dated as of February 14, 2006, by and between W. Edward Scheetz and Morgans Hotel Group Co. (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)†
10.13	Separation Agreement and Release, dated as of September 19, 2007, between W. Edward Scheetz and Morgans Hotel Group, Inc. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on September 20, 2007)†
10.14	Employment Agreement, effective as of December 10, 2007, by and between Morgans Hotel Group Co. and Fred J. Kleisner (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 14, 2007)†
10.15	Employment Agreement, dated as of February 14, 2006, by and between Marc Gordon and Morgans Hotel Group Co. (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)†
10.16	Employment Agreement, effective as of October 1, 2007, by and between Morgans Hotel Group Co. and Richard Szymanski (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 30, 2007)†

Exhibit
Number	Description

10.17	Morgans Hotel Group Co. 2007 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 22, 2007)†
10.18	Morgans Hotel Group Co. Annual Bonus Plan (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)†
10.19	Form of Morgans Hotel Group Co. Director RSU Award Agreement (incorporated by reference to Exhibit 10.29 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on February 9, 2006)†
10.20	Form of Morgans Hotel Group Co. Stock Option Award Agreement (incorporated by reference to Exhibit 10.30 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on February 9, 2006)†
10.21	Form of Morgans Hotel Group Co. LTIP Unit Vesting Agreement (incorporated by reference to Exhibit 10.31 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on February 9, 2006)†
10.22	Form of Restricted Stock Unit Award Agreement under the Morgans Hotel Group Co. 2006 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)†
10.23	Purchase and Sale Agreement and Joint Escrow Instructions dated May 11, 2006, by and between Morgans Group LLC and PM Realty, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 17, 2006)
10.24	Purchase and Sale Agreement and Joint Escrow Instructions dated May 11, 2006, by and between Morgans Group LLC and Red, White and Blue Pictures, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 17, 2006)
10.25	Purchase and Sale Agreement, dated May 11, 2006, by and between Morgans Group LLC and HR Condominium Investors (Vegas), L.L.C. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 17, 2006)
10.26	First Mezzanine Loan Agreement, dated as of November 6, 2007, by and among HRHH Gaming Senior Mezz, LLC, as Gaming Mezz Borrower, HRHH JV Senior Mezz, LLC, as JV Borrower, and Column Financial, Inc., as Lender*
10.27	Second Mezzanine Loan Agreement, dated as of November 6, 2007, by and HRHH Gaming Junior Mezz, LLC, as Gaming Mezz Borrower, HRHH JV Junior Mezz, LLC, as JV Borrower, and Column Financial, Inc., as Lender*
10.28	Third Mezzanine Loan Agreement, dated as of November 6, 2007, by and among HRHH Gaming Junior Mezz Two, LLC, as Gaming Mezz Borrower, and HRHH JV Junior Mezz Two, LLC, as JV Borrower, and Column Financial, Inc., as Lender*
10.29	Modification and Ratification of Guaranties, dated as of November 6, 2007, by and among Morgans Group LLC, DLJ MB IV HRH, LLC, as Guarantors, and Column Financial, Inc., as Lender*
10.30	First Mezzanine Guaranty Agreement, dated as of November 6, 2007, by Morgans Group LLC and DLJ MB IV HRH, LLC, as Guarantors, jointly and severally, for the benefit of Column Financial, Inc., as Lender*
10.31	First Mezzanine Closing Guaranty of Completion, dated as of November 6, 2007, by Morgans Group LLC and DLJ MB IV HRH, LLC, as Guarantors, jointly and severally, for the benefit of Column Financial, Inc., as Lender*
10.32	First Mezzanine Guaranty (Non-Qualified Mandatory Prepayment), dated as of November 6, 2007, by Morgans Group LLC and DLJ MB IV HRH, LLC, as Guarantors, jointly and severally, for the benefit of Column Financial, Inc., as Lender*
10.33	Second Mezzanine Guaranty Agreement, dated as of November 6, 2007, by Morgans Group LLC and DLJ MB IV HRH, LLC, as Guarantors, jointly and severally, for the benefit of Column Financial, Inc., as Lender*

Exhibit
Number	Description

10.34	Second Mezzanine Closing Guaranty of Completion, dated as of November 6, 2007, by Morgans Group LLC and DLJ MB IV HRH, LLC, as Guarantors, jointly and severally, for the benefit of Column Financial, Inc., as Lender*
10.35	Second Mezzanine Guaranty (Non-Qualified Mandatory Prepayment), dated as of November 6, 2007, by Morgans Group LLC and DLJ MB IV HRH, LLC, as Guarantors, jointly and severally, for the benefit of Column Financial, Inc., as Lender*
10.36	Third Mezzanine Guaranty Agreement, dated as of November 6, 2007, by Morgans Group LLC and DLJ MB IV HRH, LLC, as Guarantors, jointly and severally, for the benefit of Column Financial, Inc., as Lender*
10.37	Third Mezzanine Closing Guaranty of Completion, dated as of November 6, 2007, by Morgans Group LLC and DLJ MB IV HRH, LLC, as Guarantors, jointly and severally, for the benefit of Column Financial, Inc., as Lender*
10.38	Third Mezzanine Guaranty (Non-Qualified Mandatory Prepayment), dated as of November 6, 2007, by Morgans Group LLC and DLJ MB IV HRH, LLC, as Guarantors, jointly and severally, for the benefit of Column Financial, Inc., as Lender*
10.39	First Amendment to Morgans Las Vegas, LLC Limited Liability Company Agreement, dated May 15, 2006, by and between Morgans/LV Investment LLC and Echelon Resorts Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 17, 2006)
10.40	Letter Agreement Re: Morgans Las Vegas, LLC, dated May 15, 2006, by and between Morgans/LV Investment LLC and Echelon Resorts Corporation (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 17, 2006)
10.41	Commitment Letter from Column Financial, Inc., dated May 11, 2006 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on May 17, 2006)
10.42	Loan Agreement, dated as of May 19, 2006, between MHG Scottsdale Holdings LLC and Greenwich Capital Financial Products, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2006)
10.43	Mezzanine Loan Agreement, dated as of May 19, 2006, between Mondrian Scottsdale Mezz Holding Company LLC and Greenwich Capital Financial Products, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 25, 2006)
10.44	Operating Agreement of 1100 West Holdings, LLC dated August 8, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)
10.45	Loan Agreement, dated as of August 8, 2006, between 1100 West Properties, LLC, the Lenders party thereto, and Eurohypo AG, New York Branch (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)
10.46	Purchase and Sale Agreement, dated as of August 8, 2006, between 1100 West Properties, LLC and 1100 West Realty, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)
10.47	Agreement of Consolidation and Modification of Mortgage, Security Agreement, Assignment of Rents and Fixture Filing, dated October 6, 2006, between Henry Hudson Holdings LLC, as Borrower, and Wachovia Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 13, 2006)
10.48	Loan and Security Agreement, dated as of October 6, 2006, between Henry Hudson Senior Mezz LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 13, 2006)
10.49	Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing, dated October 6, 2006, between Mondrian Holdings LLC, as Borrower, and First American Title Insurance Company, as Trustee for the benefit of Wachovia Bank, National Association, as Lender (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 13, 2006)

Exhibit
Number	Description

10.50	Credit Agreement, dated as of October 6, 2006, by and among Morgans Group LLC, as Borrower, Beach Hotel Associates LLC, as Florida Borrower, Morgans Hotel Group Co., Wachovia Capital Markets, LLC, and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Runners, Wachovia Bank, National Association, as Administrative Agent, Citigroup Global Markets Inc., as Syndication Agent, and the Financial Institutions Initially Signatory Thereto and their Assignees Pursuant to Section 13.5 Thereto, as Lenders (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 13, 2006)
10.51	Amended and Restated Contribution Agreement, dated December 2, 2006, by and between Morgans Hotel Group Co. and DLJ MB IV HRH, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 6, 2006)
10.52	Joint Venture Agreement, dated as of February 16, 2007, by and between Royalton Europe Holdings LLC and Walton MG London Investors V, L.L.C. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 23, 2007)
10.53	Confirmation of OTC Convertible Note Hedge, dated October 11, 2007, between Morgans Hotel Group Co. and Merrill Lynch Financial Markets, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 17, 2007)
10.54	Confirmation of OTC Convertible Note Hedge, dated October 11, 2007, between Morgans Hotel Group Co. and Citibank, N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 17, 2007)
10.55	Amended and Restated Confirmation of OTC Warrant Transaction, dated October 11, 2007, between Morgans Hotel Group Co. and Merrill Lynch Financial Markets, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on October 17, 2007)
10.56	Amended and Restated Confirmation of OTC Warrant Transaction, dated October 11, 2007, between Morgans Hotel Group Co. and Citibank, N.A. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on October 17, 2007)
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)
21.1	Subsidiaries of the Registrant*
23.1	Consent of BDO Seidman, LLP*
23.2	Consent of BDO Stoy Hayward LLP*
24.1	Power of attorney (included on the signature page hereof)
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Consolidated financial statements of Morgans Hotel Group Europe Limited*
99.2	Consolidated financial statements of SC London Limited*
99.3	Consolidated financial statements of 1100 West Properties LLC, the entity which owns Mondrian South Beach Hotel Residences*
99.4	Consolidated financial statement of Hard Rock Hotel Holdings, LLC*

*	Filed herewith.

†	Denotes a management contract or compensatory plan, contract or arrangement.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets As of December 31, 2007 and 2006	F-3
Consolidated/Combined Statements of Operations and Comprehensive Loss For years ended December 31, 2007, 2006 and 2005	F-4
Consolidated/Combined Statements of Stockholders’ Equity/Net Assets (Deficit) For years ended December 31, 2007, 2006 and 2005	F-5
Consolidated/Combined Statements of Cash Flows For the years ended December 31, 2007, 2006 and 2005	F-6
Notes to Consolidated/Combined Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Morgans Hotel Group Co.:

We have audited the accompanying consolidated balance sheets of Morgans Hotel Group Co. (the “Company”) as of December 31, 2007 and 2006, and the related consolidated / combined statements of operations and comprehensive loss, changes in stockholders equity/net assets (deficit), and cash flows of the Company for the year ended December 31, 2007 and the period from February 17, 2006 through December 31, 2006 for the Company and for the period from January 1 through February 16, 2006 and for the year ended December 31, 2005 of Morgans Hotel Group Co. (the “Predecessor”). These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Morgans Hotel Group Co. as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the year ended December 31, 2007 and the period from February 17, 2006 through December 31, 2006 and of the Predecessor for the period from January 1 through February 16, 2006 and for the year ended December 31, 2005 in accordance with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Morgans Hotel Group Co.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 17, 2008 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

New York, New York
March 17, 2008

Morgans Hotel Group Co.

Consolidated Balance Sheets

	As of December 31,
	2007	2006
	(In thousands)

ASSETS
Property and equipment, net	$535,609	$494,537
Goodwill	73,698	73,698
Investments in and advances to unconsolidated joint ventures	110,500	30,400
Cash and cash equivalents	122,712	27,549
Restricted cash	28,604	24,368
Accounts receivable, net	10,333	9,413
Related party receivables	3,877	2,840
Prepaid expenses and other assets	11,369	8,175
Escrows and deferred fees — Hard Rock investment	—	62,550
Deferred tax asset	27,636	—
Other, net	19,240	24,476

Total assets	$943,578	$758,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Long term debt and capital lease obligations	$729,199	$553,197
Accounts payable and accrued liabilities	36,581	30,074
Deferred tax liability	—	10,166
Other liabilities	27,979	21,806

Total liabilities	793,759	615,243
Minority interest	19,833	20,317
Commitments and contingencies
Common stock, $.01 par value; 200,000,000 shares authorized; 36,277,495 and 33,500,000 shares issued at December 31, 2007 and December 31, 2006, respectively	363	335
Additional paid-in capital	216,494	138,840
Treasury stock, at cost, 3,057,581 and 336,026 shares of common stock at December 31, 2007 and 2006, respectively	(54,361)	(5,683)
Comprehensive income	(7,771)	(1,103)
Accumulated deficit	(24,739)	(9,943)

Stockholders’ equity	129,986	122,446

Total liabilities and stockholders’ equity	$943,578	$758,006

Morgans Hotel Group Co. and Predecessor

Consolidated/Combined Statements of Operations and Comprehensive Loss

		Morgans Hotel	The
		Group Co.	Predecessor
	Morgans Hotel	Period from	Period from	The
	Group Co.	February 17,	January 1,	Predecessor
	Year Ending	2006 to	2006	Year Ending
	December 31,	December 31,	to February 16,	December 31,
	2007	2006	2006	2005
	(In thousands, except share data)

Revenues:
Rooms	$186,752	$150,830	$17,742	$153,675
Food and beverage	104,271	77,970	11,135	85,573
Other hotel	13,781	13,792	1,645	14,435

Total hotel revenues	304,804	242,592	30,522	253,683
Management fee-related parties	18,181	7,747	1,022	9,479

Total revenues	322,985	250,339	31,544	263,162
Operating Costs and Expenses:
Rooms	49,411	37,988	5,098	39,666
Food and beverage	69,998	51,082	7,494	54,294
Other departmental	7,923	7,259	619	7,359
Hotel selling, general and administrative	60,246	48,546	6,841	51,346
Property taxes, insurance and other	19,017	13,971	2,024	13,331

Total hotel operating expenses	206,595	158,846	22,076	165,996
Corporate expenses	44,744	24,695	2,611	17,982
Depreciation and amortization	21,719	16,082	3,030	26,215

Total operating costs and expenses	273,058	199,623	27,717	210,193
Operating income	49,927	50,716	3,827	52,969
Interest expense, net	41,338	45,027	6,537	72,257
Equity in (income) loss of unconsolidated joint ventures	24,580	(2,073)	614	7,593
Minority interest	3,566	3,429	568	4,087
Other non-operating expenses (income)	4,759	3,462	—	(1,574)

Income (loss) before income tax expense	(24,316)	871	(3,892)	(29,394)
Income tax (benefit) expense	(9,060)	11,114	90	822

Loss before minority interest	(15,256)	(10,243)	(3,982)	(30,216)
Minority interest	(460)	(300)	—	—

Net loss	(14,796)	(9,943)	(3,982)	(30,216)

Other comprehensive income:
Unrealized loss on interest rate swap, net of tax	(6,674)	(1,303)	—	—
Foreign currency translation (loss) gain	6	200	—	(705)

Comprehensive loss	$(21,464)	$(11,046)	$(3,982)	$(30,921)

Loss per share:
Basic and diluted	$(0.45)	$(0.30)
Weighted average number of common shares outstanding:
Basic and diluted	33,239	33,492

Morgans Hotel Group Co. and Predecessor

Consolidated/Combined Statements of Stockholders’ Equity/Net Assets (Deficit)

			Additional		Other
		Common	Paid-in	Treasury	Comprehensive	Accumulated	Net Assets	Total
	Shares	Stock	Capital	Stock	Income (Loss)	Deficit	(Deficit)	Equity
	(In thousands)

The Predecessor
Balance, January 1, 2005							$4,165	$4,165
Contributions							17,760	17,760
Distributions							(101,577)	(101,577)
Net Loss							(30,921)	(30,921)

December 31, 2005							(110,573)	(110,573)

Contributions							3,738	3,738
Distributions							(968)	(968)
Net Loss							(3,982)	(3,982)

Balance, February 16, 2006							(111,785)	(111,785)

The Company
Contribution of net assets (deficit) to the Company	18,500	$185	$(111,970)	$—	$—	$—	111,785	—
Adjustment to record minority interest	—	—	(20,000)	—	—	—	—	(20,000)
Net proceeds from initial public offering	15,000	150	272,371	—	—	—	—	272,521
Distributions to Former Parent	—	—	(9,500)	—	—	—	—	(9,500)
Net loss	—	—	—	—	—	(9,943)	—	(9,943)
Foreign currency translation	—	—	—	—	200	—	—	200
Derivative hedging instruments	—	—	—	—	(1,303)	—	—	(1,303)
Repurchase of common shares	(336)	—	—	(5,683)				(5,683)
Stock-based compensation awards	—	—	7,939	—	—	—	—	7,939

December 31, 2006	33,164	335	138,840	(5,683)	(1,103)	(9,943)	—	122,446

Net proceeds from stock offering	2,778	28	58,865	—	—	—	—	58,893
Net loss	—	—	—	—	—	(14,796)	—	(14,796)
Foreign currency translation	—	—	—	—	6	—	—	6
Derivative hedging instruments, net of tax	—	—	—	—	(6,674)	—	—	(6,674)
Cost of call options and warrants, net of tax	—	—	(111)	—	—	—	—	(111)
Repurchase of common shares	(2,784)	—	—	(49,972)	—	—	—	(49,972)
Stock-based compensation awards	—	—	19,525	—	—	—	—	19,525
Issuance of stock-based awards	62	—	(625)	1,294	—	—	—	669

December 31, 2007	33,220	$363	$216,494	$(54,361)	$(7,771)	$(24,739)	$—	$129,986

Morgans Hotel Group Co. and Predecessor

Consolidated/Combined Statements of Cash Flows

		Morgans Hotel
		Group Co.	The Predecessor
	Morgans Hotel	Period from	Period from
	Group Co.	February 17,	January 1,	The Predecessor
	Year Ending	2006 to	2006 to	Year Ending
	December 31,	December 31,	February 16,	December 31,
	2007	2006	2006	2005
	(In thousands)

Cash flows from operating activities:
Net loss	$(14,796)	$(9,943)	$(3,982)	$(30,216)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	21,102	15,492	2,911	25,489
Amortization of deferred financing costs	2,182	11,521	1,214	16,018
Stock-based compensation	19,525	7,939	—	—
Amortization of other costs	617	588	119	726
Equity in (income) losses from unconsolidated joint ventures	24,580	(2,073)	614	7,593
Write off of development costs and fixed assets	628	1,567	—	—
Gain on tax credits	—	—	—	(1,731)
Deferred income taxes	(12,772)	10,166	—
Change in value of interest rate caps, net	3,018	1,511	(1,655)	(2,331)
Minority interest	(4,543)	(106)	(733)	189
Changes in assets and liabilities:
Accounts receivable, net	(920)	(1,716)	(168)	1,354
Related party receivables	(1,037)	305	(108)	1,644
Restricted cash	(3,886)	(1,910)	(2,080)	2,258
Prepaid expenses and other assets	(3,195)	(1,115)	1,127	(916)
Accounts payable and accrued liabilities	9,776	5,381	(2,082)	(3,079)
Other liabilities	573	(3,960)	408	2,872

Net cash provided by (used in) operating activities	40,852	33,647	(4,415)	19,870

Cash flows from investing activities:
Additions to property and equipment	(62,800)	(67,086)	(5,091)	(5,603)
Deposit in connection with Hard Rock purchase	—	(62,550)	—
Deposits into capital improvement escrows, net	(350)	12,422	(45)	(15,743)
Deposits on properties to be acquired	—	—	—	(5,000)
Distributions from unconsolidated joint ventures	15,828	33	—	18,497
Investment in unconsolidated joint ventures	(54,172)	(21,339)	(2)	(12,402)

Net cash used in investing activities	(101,494)	(138,520)	(5,138)	(20,251)

Cash flows from financing activities:
Proceeds from long term debt	241,528	592,427	—	580,000
Payments on long term debt and capital lease obligations	(65,526)	(709,457)	(214)	(471,319)
Payments on Clift Preferred Equity	—	(11,393)	—
Proceeds from stock-based awards	669	—	—	—
Contributions	—	—	3,738	17,760
Distributions	—	(9,500)	(968)	(101,577)
Proceeds from issuance of common stock, net of costs	58,894	272,518	—
Repurchase of common stock	(49,972)	(5,684)
Financing costs	(5,638)	(11,327)	—	(15,563)
Payments on convertible note hedge	(24,150)	—	—	—

Net cash provided by financing activities	155,805	117,584	2,556	9,301

Net increase in cash and cash equivalents	95,163	12,711	(6,997)	8,920
Cash and cash equivalents, beginning of period	27,549	14,838	21,835	12,915

Cash and cash equivalents, end of period	$122,712	$27,549	$14,838	$21,835

Supplemental disclosure of cash flow information:
Cash paid for interest	$37,411	$37,574	$6,521	$53,091

Cash paid for taxes	$1,506	$2,789	$213	$905
Non cash investing and financing:
Debt issued for purchase of a property	$—	$—	$10,000	$—

Morgans Hotel Group Co. and Predecessor

Notes to Consolidated/Combined Financial Statements

1.	Organization and Formation transaction

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

These financial statements have been presented on a consolidated basis and reflect the Company’s and the Predecessor’s assets, liabilities and results from operations. The assets and liabilities are presented at the historical cost of the Former Parent. The equity method of accounting is utilized to account for investments in joint ventures over which the Company has significant influence, but not control.

The Company has one reportable operating segment; it operates, owns, acquires and redevelops boutique hotels.

Operating Hotels

The Company’s operating hotels as of December 31, 2007 are as follows:

		Number of
Hotel Name	Location	Rooms	Ownership

Delano Miami	Miami Beach, FL	194	(1)
Hudson	New York, NY	805	(5)
Mondrian Los Angeles	Los Angeles, CA	237	(1)
Morgans	New York, NY	113	(1)
Royalton	New York, NY	168	(1)
Sanderson	London, England	150	(2)
St Martins Lane	London, England	204	(2)
Shore Club	Miami Beach, FL	309	(3)
Clift	San Francisco, CA	363	(4)
Mondrian Scottsdale	Scottsdale, AZ	194	(1)
Hard Rock Hotel & Casino	Las Vegas, NV	646	(6)

Morgans Hotel Group Co. and Predecessor

Notes to Consolidated/Combined Financial Statements — (Continued)

(1)	Wholly-owned hotel.

(2)	Owned through a 50/50 unconsolidated joint venture.

(3)	Operated under a management contract, with an unconsolidated minority ownership interest of approximately 7%.

(4)	The hotel is operated under a long-term lease, which is accounted for as a financing.

(5)	The hotel is structured as a condominium, in which the Company owns approximately 96% of the square footage of the entire building.

(6)	Operated under a management contract and owned through an unconsolidated joint venture, in which the Company owns approximately 33.3%.

Restaurant Joint Venture

The food and beverage operations of certain of the hotels are operated under a 50/50 joint venture with a third party restaurant operator.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company consolidates all wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in combination.

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

Morgans Hotel Group Co. and Predecessor

Notes to Consolidated/Combined Financial Statements — (Continued)

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

Costs of significant improvements, including real estate taxes, insurance, and interest during the construction periods are capitalized. Capitalized interest for the year ended December 31, 2007 and the period from February 17, 2006 to December 31, 2006 were $2.8 million and $0.7 million, respectively.

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

Impairment of Long-Lived Assets

In accordance with SFAS Statement No. 144, Accounting for the Impairment of Disposal of Long Lived Assets, long-lived assets currently in use are reviewed periodically for possible impairment and will be written down to fair value if considered impaired. Long-lived assets to be disposed of are written down to the lower of cost or fair value less the estimated cost to sell. The Company reviews its portfolio of long-lived assets for impairment at least annually. When events or changes of circumstances indicate that an asset’s carrying value may not be recoverable, we test for impairment by reference to the asset’s estimated future cash flows. In this analysis of fair value, we use discounted cash flow analysis to estimate the fair value of our properties taking into account each property’s expected cash flow from operations, holding period and net proceeds from the dispositions of the property. The factors we address in determining estimated net proceeds from disposition include anticipated operating cash flow in the year of disposition, terminal capitalization rate and selling price per room. There were no impairment write-downs during the years ended December 31, 2007, 2006 or 2005.

Morgans Hotel Group Co. and Predecessor

Notes to Consolidated/Combined Financial Statements — (Continued)

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

The Company periodically reviews its investment in unconsolidated joint ventures for other temporary declines in market value. Any decline that is not expected to be recovered in the next 12 months is considered other than temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. No impairment charges were recognized in the years ended December 31, 2007, 2006 or 2005.

Other Assets

Other assets consist primarily of deferred financing costs and the costs the Company incurred to invest in Shore Club, which has been accounted for as costs to obtain the management contract on that hotel. The costs associated with the management contract are being amortized, using the straight line method, which approximates the interest yield method, over the 20 year life of the contract. Deferred financing costs are being amortized, using the straight line method, over the terms of the related debt agreements.

Foreign Currency Translation

The Company has entered into certain transactions with its foreign joint ventures. The translation of transactions with its foreign joint ventures has resulted in foreign currency transaction gains and losses, which have been reflected in the results of operations based on exchange rates in effect at the translation date or the date of the transactions, as applicable. Such transactions did not have a material effect on the Company’s earnings. The Company’s investments in its foreign joint ventures have been translated at the applicable year-end exchange rate with the translation adjustment presented as a component of other comprehensive loss. The Company recognized a gain of less than $0.1 million for the year ended December 31, 2007 and a gain of $0.2 million for the year ended December 31, 2006 and a loss of $0.7 million for the year ended December 31, 2005 for this translation adjustment.

Revenue Recognition

The Company’s revenues are derived from lodging, food and beverage and related services provided to hotel customers such as telephone, minibar and rental income from tenants, as well as hotel management services. Revenue is recognized when the amounts are earned and can reasonably be estimated. These revenues are recorded net of taxes collected from customers and remitted to government authorities and are recognized as the related services are delivered. Rental revenue is recorded on a straight-line basis over the term of the related lease agreement.

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

Morgans Hotel Group Co. and Predecessor

Notes to Consolidated/Combined Financial Statements — (Continued)

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred and are included in hotel selling, general and administrative expenses on the accompanying consolidated/combined statements of operations and comprehensive loss. These costs amounted to approximately $13.4 million, $11.3 million and $10.7 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Repairs and Maintenance Costs

Repairs and maintenance costs are expensed as incurred and are included in hotel selling, general and administrative expenses on the accompanying consolidated/combined statements of operations and comprehensive loss.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax and financial reporting basis of assets and liabilities and for loss and credit carry forwards. Valuation allowances are provided when it is more likely than not that the recovery of deferred tax assets will not be realized.

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

Subsequent to the IPO, the Company is subject to Federal and state income taxes as a C corporation. Income taxes for the period of February 17, 2006 to December 31, 2006 and for the year ended December 31, 2007, were computed using the Company’s effective tax rate. The Company recorded $10.2 million in net deferred taxes, related to cumulative differences in the basis recorded for certain assets and liabilities, primarily goodwill and property and equipment at February 17, 2006.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, and long-term debt. Substantially all of the Company’s long-term debt accrues interest at a floating rate, which re-prices frequently. Management believes the carrying amount of the aforementioned financial instruments is a reasonable estimate of fair value as of December 31, 2007 and 2006 due to the short-term maturity of these items or variable interest rate. The fair value of the Company’s fixed rate debt amounted to approximately $208.0 million using market interest rates ranging from 4.6% to 6.3%.

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

Morgans Hotel Group Co. and Predecessor

Notes to Consolidated/Combined Financial Statements — (Continued)

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

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2007, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

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

A summary of the Company’s derivative and hedging instruments that have been recognized in earnings as of December 31, 2007 and 2006 is as follows (in thousands):

				Estimated	Estimated
				Fair Market	Fair Market
				Value at	Value at
	Type of	Maturity	Strike	December 31,	December 31,
Notional Amount	Instrument	Date	Rate	2007	2006

$473,750	Interest cap	July 9, 2007	4.25%	$—	$2,467
51,250	Interest cap	July 9, 2007	4.25%	—	265
30,000	Interest cap	July 9, 2007	4.25%	—	156
25,000	Interest cap	July 9, 2007	4.25%	—	130
285,000	Sold interest cap	July 9, 2010	4.25%	(1,793)	(6,796)
285,000	Interest cap	July 9, 2010	4.25%	1,831	6,792
85,000	Interest cap	July 15, 2010	7.00%	15	54
85,000	Sold interest cap	July 15, 2010	7.00%	(15)	(54)

Fair value of derivative instruments not designated as hedges				$38	$3,014

Morgans Hotel Group Co. and Predecessor

Notes to Consolidated/Combined Financial Statements — (Continued)

A summary of the Company’s derivative instruments that have been designated as hedges under SFAS 133 as of December 31, 2007 and 2006 is as follows (in thousands):

				Estimated	Estimated
				Fair Market	Fair Market
				Value at	Value at
	Type of	Maturity	Strike	December 31,	December 31,
Notional Amount	Instrument	Date	Rate	2007	2006

$285,000	Interest swap	July 9, 2010	5.04%	$(9,409)	$(1,239)
85,000	Interest swap	July 15, 2010	4.91%	(2,537)	(65)
22,000	Interest cap	June 1, 2008	6.00%	—	3
18,000	Interest cap	June 1, 2008	6.00%	—	2

Fair value of derivative instruments designated as effective hedges				$(11,946)	$(1,299)

Total fair value of derivative instruments				$(11,908)	$1,715

Total fair value included in other assets				$1,846	$9,871

Total fair value included in other liabilities				$(13,754)	$(8,156)

At December 31, 2007 and 2006, derivatives with a fair value of $1.8 million and $9.9 million, respectively, were included in other assets and derivatives with a fair value of $13.8 million and $8.2 million, respectively, were included in other liabilities. The change in net unrealized losses of $6.7 million in 2007 and $1.3 million in 2006 for derivatives designated as cash flow hedges is separately disclosed in the consolidated/combined Statements of Stockholders’ Equity/Net Assets (Deficit). The realized and unrealized gains and losses of derivatives not designated as hedges was $3.0 million and $3.5 million, in 2007 and 2006, respectively, and is included in interest expense, net.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. An immaterial amount of net unrealized losses was reclassified from accumulated other comprehensive income to interest expense during 2007 and 2006. The Company reflects the change in fair value of all hedging instruments in cash flows from operating activities. The Company estimates that during 2008 an additional $4.6 million will be reclassified as a reduction in interest expense

New Accounting Pronouncements

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

The Company adopted FIN 48 on January 1, 2007. On that date, the adoption did not impact the Company’s consolidated financial position or results of operations. The Company does not have any unrecognized tax benefits as of the date of adoption of FIN 48, or as of December 31, 2007. In addition, the Company does not anticipate significant adjustments to the total amount of unrecognized tax benefits within the next 12 months. The Company classifies any tax penalties as other operating expenses, and any interest as interest expense, on the accompanying consolidated financial statements. As of December 31, 2007, the 2006 tax year remains open and subject to audit for

Morgans Hotel Group Co. and Predecessor

Notes to Consolidated/Combined Financial Statements — (Continued)

both federal and state purposes, as this was the initial tax year for the Company since becoming a C-corporation in February 2006.

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies to accounting pronouncements that require or permit fair value measurements, except for share-based payment transactions under SFAS No. 123. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. As SFAS No. 157 does not require any new fair value measurements or remeasurements of previously computed fair values, the Company does not believe adoption of SFAS No. 157 will have a material effect on its consolidated financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits companies and not-for-profit organizations to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under GAAP. SFAS No. 159 must be applied prospectively, and the effect of the first re-measurement to fair value, if any, should be reported as a cumulative effect adjustment to the opening balance of retained earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of SFAS No. 159 will have a material impact on the Company’s consolidated financial statements.

On August 31, 2007, the FASB issued a proposed FASB Staff Position (the “Proposed FSP”) that affects the accounting for the Company’s convertible notes payable. The Proposed FSP requires the initial debt proceeds from the sale of the Company’s convertible notes to be allocated between a liability component and an equity component. The resulting debt discount must be amortized over the period the debt is expected to remain outstanding as additional interest expense. The Proposed FSP, if adopted, would be effective for fiscal years beginning after December 15, 2007 and would require retroactive application. The Company is currently evaluating the impact that this Proposed FSP would have on its consolidated financial statements if adopted.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which, among other things, provides guidance and establishes amended accounting and reporting standards for a parent company’s noncontrolling or minority interest in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting the Statement.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141. SFAS No. 141R, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired (including intangibles), the liabilities assumed and any noncontrolling interest in the acquired entity. Additionally, SFAS No. 141R requires that all transaction costs will be expensed as incurred. The Company is currently evaluating the impact of adopting the Statement, which is effective for fiscal years beginning on or after December 15, 2008. Adoption is prospective and early adoption is not permitted.

Reclassifications

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.

3.	Income (Loss) Per Share

Basic earnings per share is calculated based on the weighted average number of common stock outstanding during the period. Diluted earnings per share include the effect of potential shares outstanding, including dilutive securities. Potential dilutive securities may include shares granted under the stock incentive plan and membership units in Morgans Group LLC, which may be exchanged for shares of the Company’s common stock under certain

Morgans Hotel Group Co. and Predecessor

Notes to Consolidated/Combined Financial Statements — (Continued)

circumstances. The 1,000,000 outstanding Morgans Group LLC membership units (which may be converted to common stock) have been excluded from the diluted net income (loss) per common share calculation, as there would be no effect on reported diluted net income (loss) per common share. All unvested restricted stock units, LTIP Units (as defined in Note 10), stock options and contingent convertible notes (as defined in Note 7) are excluded from loss per share as they are anti-dilutive.

The table below details the components of the basic and diluted loss per share calculations (in thousands, except for per share data):

Period from February 17,
	Year Ended December 31, 2007			2006 to December 31, 2006
		Weighted			Weighted
		Average	EPS		Average	EPS
	Loss	Shares	Amount	Loss	Shares	Amount

Basic loss per share	$(14,796)	33,239	$(0.45)	$(9,943)	33,492	$(0.30)
Effect of dilutive stock compensation	—	—	—	—	—	—

Diluted loss per share	$(14,796)	33,239	$(0.45)	$(9,943)	33,492	$(0.30)

On December 10, 2007, our board of directors authorized the repurchase of up to $25.0 million of the Company’s common stock, or approximately 4% percent of its outstanding shares based on the then current market price. This repurchase is in addition to the $50.0 million that was authorized by our board of directors on December 7, 2006 and expired on December 6, 2007. The Company repurchases its stock through the open market or in privately negotiated transactions from time to time. The timing and actual number of share repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The stock repurchase program may be suspended or terminated at any time without prior notice, and will expire on December 10, 2008. As of December 31, 2007, the Company had repurchased 2,788,377 shares for approximately $49.7 million under the 2006 plan. As of December 31, 2007, the Company repurchased 332,207 shares for approximately $5.9 million under this new plan, and repurchased and additional 1,156,828 shares for approximately $19.2 million in January 2008 thereby completing its purchases under the new plan. The Company records its stock repurchases at cost.

4.	Property and Equipment

Property and equipment consist of the following (in thousands):

	As of	As of
	December 31,	December 31,
	2007	2006

Land	$93,912	$84,266
Building	459,449	452,433
Furniture, fixtures and equipment	104,079	78,077
Construction in progress	21,861	5,849
Property subject to capital lease	6,938	6,938

Subtotal	686,239	627,563
Less accumulated depreciation	(150,630)	(133,026)

Property and equipment, net	$535,609	$494,537

Depreciation on property and equipment was $21.1 million, $18.4 million and $25.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. Included in this expense was $0.3 million for each of the three years ended December 31, 2007 related to depreciation on property subject to capital leases.

Morgans Hotel Group Co. and Predecessor

Notes to Consolidated/Combined Financial Statements — (Continued)

5.	Investments in and Advances to Unconsolidated Joint Ventures

The Company’s investments in and advances to unconsolidated joint ventures and its equity in earnings (losses) of unconsolidated joint ventures are summarized as follows (in thousands):

Investments

	As of	As of
	December 31,	December 31,
Entity	2007	2006

Morgans Hotel Group Europe Ltd.	$13,679	$11,971
Restaurant Venture — SC London	(479)	(128)
Mondrian South Beach	13,373	13,024
Hard Rock Hotel & Casino	36,767	2,478
Shore Club	—	—
Echelon Las Vegas	40,826	2,883
Mondrian Soho	5,051	—
Mondrian Chicago	834	—
Other	449	172

Total	$110,500	$30,400

Equity in income (losses) from unconsolidated joint ventures

		For the Period	For the Period
		from February 17,	from January 1
	Year Ended	2006 to	2006 to	Year Ended
	December 31,	December 31,	February 16,	December 31,
	2007	2006	2006	2005

Morgans Hotel Group Europe Ltd.	$1,702	$3,922	$(488)	$(6,481)
Restaurant Venture — SC London	(258)	941	(96)	1
Mondrian South Beach	(2,734)	(2,630)	—	—
Hard Rock Hotel & Casino	(22,106)	—	—	—
Shore Club	—	(160)	(30)	(1,113)
Echelon Las Vegas	(1,193)	—	—	—
Other	9	—	—	—

Total	$(24,580)	$2,073	$(614)	$(7,593)

Morgans Hotel Group Europe Limited

As of December 31, 2007, the Company owned interests in two hotels in London, England, St Martins Lane, a 204-room hotel, and Sanderson, a 150-room hotel, through a 50/50 joint venture known as Morgans Hotel Group Europe Limited (“Morgans Europe”) with Walton MG London Investors V, L.L.C.

On July 27, 2006, our former joint venture partner in ownership of our London hotels, Burford Hotels Limited (“Burford”), sent the Company a notice purporting to exercise rights under the buy/sell provision of the joint venture agreement (the “Notice”). As a result of the Notice, the Company began marketing Burford’s share of the joint venture and on February 16, 2007, a subsidiary of the Company and Walton MG London Investors V, L.L.C. (“Walton”), entered into a joint venture agreement for the ownership and operation of hotels in Europe by Morgans

Morgans Hotel Group Co. and Predecessor

Notes to Consolidated/Combined Financial Statements — (Continued)

Europe. Walton purchased Burford’s interest in the joint venture for the equivalent of approximately $52.0 million implying a gross value for the assets of over $300.0 million. For facilitating the transaction, the Company received approximately $6.1 million in cash at closing based, and could receive additional consideration based on the value of an interest rate hedge on the existing joint venture debt in the event of a debt refinancing.

Under the new joint venture agreement with Walton, the Company continues to own indirectly a 50% equity interest in Morgans Europe and continues to have an equal representation on the Morgans Europe board of directors. In the event the parties cannot agree on certain specified decisions, such as approving hotel budgets or acquiring a new hotel property, or beginning any time after February 9, 2010, either party has the right to buy all the shares of the other party in the joint venture or, if its offer is rejected, require the other party to buy all of its shares at the same offered price per share in cash. The Company also maintained the management of the London hotels under the same terms.

Under a management agreement with Morgans Europe, the Company earns management fees and a reimbursement for allocable chain service and technical service expenses. The management fees are equal to 4.0% of total hotel revenues, including food and beverage, the reimbursement of allocable chain expenses are currently recovered at approximately 2.5% of hotel revenues excluding food and beverage and the technical services fees are a recovery of project specific costs. The Company is also entitled to an incentive management fee and a capital incentive fee. The Company did not earn any incentive fees during the years ended December 31, 2007, 2006 or 2005.

Net income or loss and cash distributions or contributions are allocated to the partners in accordance with ownership interests. The Company accounts for this investment under the equity method of accounting.

Summarized consolidated balance sheet information of Morgans Europe is as follows (in thousands). The currency translation is based on an exchange rate of 1 British pound to 2.00 and 1.96 U.S. dollars as of December 31, 2007 and 2006, respectively, as provided by www.oanda.com:

	As of	As of
	December 31,	December 31,
	2007	2006

Property and equipment, net	$193,910	$193,293
Other assets	35,266	29,910

Total assets	$229,176	$223,203

Other liabilities	7,777	6,507
Debt	209,130	208,164
Total equity	12,269	8,532

Total liabilities and equity	$229,176	$223,203

Company’s share of equity	6,134	4,266
Capitalized costs and designer fee	7,545	7,705

Company’s investment balance	$13,679	$11,971

Included in capitalized costs and designer fee is approximately $4.3 million, $4.5 million and $4.7 million of capitalized interest as of December 31, 2007, 2006 and 2005, respectively. The capitalized interest costs are being amortized on a straight-line basis over 39.5 years into equity in earnings in the accompanying consolidated statements of operations and comprehensive loss.

Summarized consolidated income statement information of Morgans Europe is as follows (in thousands). The currency translation is based on an exchange rate of 1 British pound to 2.00, 1.84 and 1.82 which is an average

Morgans Hotel Group Co. and Predecessor

Notes to Consolidated/Combined Financial Statements — (Continued)

monthly exchange rate provided by www.oanda.com for the years ended December 31, 2007, 2006 and 2005, respectively.

	Year Ended December 31,
	2007	2006	2005

Hotel operating revenues	$65,402	$56,928	$47,713
Hotel operating expenses	38,362	33,606	30,955
Depreciation and amortization	7,342	8,170	9,602

Operating income	19,698	15,152	7,156
Interest expense	16,011	7,938	20,157

Net Income (loss) for period	3,687	7,214	(13,001)
Other comprehensive gain (loss)	11	400	(1,410)

Comprehensive loss	$3,698	$7,614	$(14,411)

Company’s share of net income (loss)	$1,843	$3,607	$(6,501)
Company’s share of other comprehensive gain (loss)	6	200	(705)

Company’s share of comprehensive gain (loss)	$1,849	$3,807	$(7,206)
Other depreciation	(141)	(173)	(646)
Elimination of intercompany transactions	—	—	666

Amount recorded in combined statement of operations	$1,702	$3,434	$(6,481)

Restaurant Venture — SC London

The Company has a 50% interest in the restaurants located in St Martins Lane and Sanderson hotels located in London.

Summarized consolidated balance sheet information of SC London is as follows (in thousands). The currency translation is based on an exchange rate of 1 British pound to 2.00 and 1.96 U.S. dollars for the years ended December 31, 2007 and 2006, respectively, as provided by www.oanda.com:

	As of	As of
	December 31,	December 31,
	2007	2006

Property and equipment, net	$1,900	$647
Other assets	6,710	8,206

Total assets	$8,610	$8,853

Other liabilities	4,078	1,911
Total equity	4,532	6,942

Total liabilities and equity	$8,610	$8,853

Company’s share of equity	(479)	(128)

Company’s investment balance	$(479)	$(128)

Summarized consolidated income statement information of SC London is as follows (in thousands). The currency translation is based on an exchange rate of 1 British pound to 2.00, 1.84 and 1.82 which is an average

Morgans Hotel Group Co. and Predecessor

Notes to Consolidated/Combined Financial Statements — (Continued)

monthly exchange rate provided by www.oanda.com for the twelve months ended December 31, 2007, 2006 and 2005, respectively.

	Year Ended December 31,
	2007	2006	2005

Operating revenues	$30,750	$29,649	$26,419
Operating expenses	31,053	27,565	25,162
Depreciation	435	394	504

Net income	(516)	1,690	753
Company’s share of net income	(258)	845	376
Contingency for Inland revenue settlement	—	—	(375)

Amount recorded in equity in income (loss)	$(258)	$845	$1

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

The South Beach Venture acquired the existing building and land for a gross purchase price of $110.0 million. The South Beach Venture expects to spend approximately $85.0 million on renovations. An initial equity investment of $15.0 million from each of the Company and Hudson Capital was funded at closing. Additionally, the South Beach Venture has received financing of approximately $124.0 million at a rate of LIBOR plus 300 basis points, or 7.6% at December 31, 2007. The South Beach Venture has paid down a portion of this debt with proceeds from condominium sales. The balance of this loan at December 31, 2007 was $101.0 million. This loan matures in August 2009.

In January 2008, the Company and Hudson Capital each funded an additional $2.0 million of equity. The South Beach Venture is currently in negotiations for additional debt.

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

Morgans Hotel Group Co. and Predecessor

Notes to Consolidated/Combined Financial Statements — (Continued)

Summarized balance sheet information of Mondrian South Beach is as follows (in thousands):

	As of	As of
	December 31,	December 31,
	2007	2006

Real estate, net	$153,679	$112,374
Other assets	21,006	39,148

Total assets	$174,685	$151,522

Other liabilities	46,507	1,782
Debt	100,986	124,000
Total equity	27,192	25,740

Total liabilities and equity	$174,685	$151,522

Company’s share of equity	13,596	12,870
Capitalized costs/reimbursements	(223)	154

Company’s investment balance	$13,373	$13,024

Summarized income statement information of Mondrian South Beach is as follows (in thousands):

		Period from
		August 8,
	Year Ended	2006 to
	December 31,	December 31,
	2007	2006

Operating revenues	$350	$1,113
Operating expenses	5,291	2,093
Depreciation	189	952

Operating loss	(5,130)	(1,932)
Interest (income) expense	338	3,328

Net loss	(5,468)	(5,260)
Company’s share of net loss	(2,734)	(2,630)

Amount recorded in equity in income (loss)	$(2,734)	$(2,630)

Hard Rock Hotel & Casino

On May 11, 2006, the Company and its wholly-owned subsidiary, MHG HR Acquisition Corp. (“Acquisition Corp”), entered into an Agreement and Plan of Merger with Hard Rock Hotel, Inc. (“HRH”) pursuant to which the Acquisition Corp agreed to acquire HRH in an all cash merger (the “Merger”). Additionally, an affiliate of the Company entered into several asset purchase agreements with HRH or affiliates of HRH to acquire a development land parcel adjacent to the Hard Rock Hotel & Casino in Las Vegas (“Hard Rock”) and certain intellectual property rights related to the Hard Rock (such asset purchases, together with the Merger, the “Transactions”). The aggregate consideration for the Transactions was $770.0 million.

On November 7, 2006, the Company entered into a definitive agreement with an affiliate of DLJ Merchant Banking Partners (“DLJMB”), as amended in December 2006, under which DLJMB and the Company formed a joint venture in connection with the acquisition and development of the Hard Rock.

The closing of the Transactions and completion of the Merger occurred on February 2, 2007. The Company funded one-third of the equity, or approximately $57.5 million, and DLJMB funded two-thirds of the equity, or

Morgans Hotel Group Co. and Predecessor

Notes to Consolidated/Combined Financial Statements — (Continued)

approximately $115.0 million, through a joint venture. The remainder of the $770.0 million purchase price was financed with mortgage financing under a credit agreement entered into by the joint venture. The credit agreement provides for a secured term loan facility, with a term of two years or more, consisting of a $760.0 million loan for the acquisition including $35.0 million of renovation costs, $48.2 million of financing costs and $56.3 million of cash reserves and working capital, and a loan of up to $600.0 million for future expansion of the Hard Rock. On November 6, 2007, the joint venture entered into an amended and restated credit agreement in which the lender exercised its right to split the loan made pursuant to the original credit agreement into a mortgage loan, which is comprised of a construction loan component and an acquisition loan component, and three mezzanine loans. The proceeds of the mezzanine loans were used to prepay the acquisition loan portion of the mortgage loan made pursuant to the original credit agreement. Under the terms of the joint venture agreements, DLJMB agreed to fund 100% of the capital required to expand the Hard Rock property, up to a total of an additional $150.0 million. The Company has the option, but is not required and does not currently intend, to fund a portion of the expansion project, up to a total of an additional $50.0 million. As of December 31, 2007, we have funded approximately $8.5 million.

Concurrent to the closing of the Transactions and the Merger, the Company and DLJMB entered into a property management agreement under which the Company will operate the hotel, retail, food and beverage, entertainment and all other businesses related to the Hard Rock, excluding the casino. Under the terms of the agreement, the Company will receive a management fee equal to 4%, and a chain service expense reimbursement up to 1.5%, of all non-gaming revenue including casino rents and all other rental income. The Company can also earn an incentive management fee of 10% of EBITDA, as defined, above certain levels. The term of the contract is 20 years with two 10-year renewals. Beginning in 2009 or 12 months following completion of the expansion, whichever is later, the Company is subject to certain performance tests.

At the February 2, 2007 closing of the Merger and Transactions, the joint venture also entered into a definitive lease agreement with Golden Gaming Inc. (“Golden Gaming”) to operate the casino at the Hard Rock. Under the lease, the base rent is $20.7 million per year payable monthly, plus reimbursements for certain expenses. Golden Gaming is entitled to a management fee of $3.3 million, also payable monthly. The lease with Golden Gaming was terminated effective February 29, 2008 and on March 1, 2008, the Company began operating the casino at Hard Rock.

Summarized balance sheet information of Hard Rock is as follows (in thousands):

As of
December 31,
2007

Property and equipment, net	$515,924
Asset held for sale	95,160
Goodwill	139,549
Other assets	192,681

Total assets	$943,314

Other liabilities	35,886
Debt	793,452
Total equity	113,976

Total liabilities and equity	$943,314

Company’s share of equity	37,992
Capitalized costs/unreimbursed costs	(1,255)

Company’s investment balance	$36,767

Morgans Hotel Group Co. and Predecessor

Notes to Consolidated/Combined Financial Statements — (Continued)

Summarized income statement information of Hard Rock is as follows (in thousands):

Period from
February 2, 2007
to December 31, 2007

Operating revenues	$173,655
Operating expenses	140,699
Depreciation and amortization	17,413

Operating income	15,543
Interest expense	84,136
Income tax benefit	(2,277)

Net loss	(66,316)
Comprehensive loss	(835)

Company’s share of net loss	(22,106)

Amount recorded in equity in income (loss)	$(22,106)

Echelon Las Vegas

In January 2006, the Company entered into a limited liability company agreement with a subsidiary of Boyd, through which it plans to develop, as a 50/50 owner, Delano Las Vegas and Mondrian Las Vegas, both of which are expected to open in 2010. After certain milestones in the joint venture development process have been met, the Company is expected to complete its contribution of approximately $91.5 million in cash and Boyd will contribute approximately 6.1 acres of land to the joint venture. The expected cost of the project, including the land, is estimated to be approximately $1.0 billion; however, the Company can provide no assurances that the estimated cost will approximate the actual cost Construction of Delano Las Vegas and Mondrian Las Vegas is expected to begin in the second quarter of 2008. Given the current state of the credit markets, the joint venture anticipates that additional equity and/or credit support will be necessary to obtain construction financing for the remaining cost of the project. This additional equity and/or credit support may be contributed by the Company or Boyd, or from both parties, and/or from one or more additional equity sponsors. If the joint venture is unable to obtain adequate project financing in a timely manner or at all, the Company may be forced to sell assets in order to raise capital for the project, limit the scope of the project, defer the project or cancel the project altogether.

As of December 31, 2007, the Company’s investment in Echelon Las Vegas was $40.8 million and the Company’s portion of equity in loss for the year ended December 31, 2007 was $1.2 million, primarily related to overhead costs and pre-development plans that were not capitalizable. The investment includes a $30.0 million deposit made to Boyd upon consummation of the Hard Rock transaction which may be returned in the event that both parties agree not to proceed with the project.

Mondrian SoHo

In June 2007, the Company contributed approximately $5.0 million for a 20% equity interest in a joint venture with Cape Advisors Inc. to acquire and develop a Mondrian hotel in the SoHo neighborhood of New York City. The Mondrian SoHo is currently expected to have 270 rooms, a restaurant, bar, ballroom, meeting rooms, exercise facility and a penthouse suite with outdoor space that can be used as a guest room or for private events. Upon completion, the Company is expected to operate the hotel under a 10-year management contract with two 10-year extension options.

Morgans Hotel Group Co. and Predecessor

Notes to Consolidated/Combined Financial Statements — (Continued)

Mondrian Chicago

In June 2007, the Company formed a joint venture with M Development to lease and develop a Mondrian hotel in Chicago. The Company has a 49% equity interest in the joint venture and expects to contribute approximately $15.0 million to the project, of which approximately $0.5 million was contributed in June 2007. The Mondrian Chicago is currently expected to have 216 rooms and feature a restaurant and bar, meeting rooms, an exercise facility, as well as outdoor food and beverage operations. Upon completion, the Company is expected to operate the hotel under a 20-year management contract with two five-year extension options.

6.	Other Liabilities

Other liabilities consist of the following (in thousands):

	As of	As of
	December 31,	December 31,
	2007	2006

Interest swap liability (Note 2)	$13,754	$8,156
Designer fee payable	12,478	11,222
Clift pre-petition liabilities	1,746	2,427
Other	1	1

	$27,979	$21,806

Interest Swap Liability

As discussed further in Note 2, the fair value of the interest rate swap derivative liability was approximately $13.8 million and $8.2 million at December 31, 2007 and 2006, respectively.

Designer Fee Payable

The Former Parent had an agreement with a hotel designer. The designer has various claims related to the agreement. The Company may have liability as the successor to the Former Parent, and therefore the liability is included in these Company consolidated financial statements. According to the agreement, the designer is due for each designed hotel, a base fee plus 1% of Gross Revenues, as defined, for a 10-year period from the opening of each hotel. The estimated costs of the design services were capitalized as a component of the applicable hotel and are being amortized over the five-year estimated life of the related design elements. Interest is accreted each year on the liability and charged to interest expense using a rate of 9%. Changes to the estimated liability are recorded as an adjustment to the capitalized design fee and amortized prospectively. Adjustments to the estimated liability after the five-year life of the design asset will be charged directly to operations.

In addition, the agreement also called for the designer to design a minimum number of projects for which the designer would be paid a minimum fee. Included in accounts payable and accrued liabilities as of December 31, 2007 and 2006 on the accompanying consolidated balance sheets is approximately $2.6 million of fees related to the difference between its minimum number of projects and the actual number designed.

Clift Pre-petition Liabilities

As of December 31, 2007 and 2006, the pre-petition liabilities, including accrued interest, related to the bankruptcy of Clift were approximately $1.8 million and $2.4 million, respectively. Under the court approved Reorganization Plan, these liabilities are payable over a period of up to 48 months from the date of the approved plan, which was October 14, 2004. Interest accrues on these liabilities under the plan at rates ranging from 6% to 10%. All payments have been made and are planned to be made according to the court approved payment schedule.

Morgans Hotel Group Co. and Predecessor

Notes to Consolidated/Combined Financial Statements — (Continued)

7.	Long-Term Debt and Capital Lease Obligations

Long-term debt consists of the following (in thousands):

	As of	As of	Interest rate at
	December 31,	December 31,	December 31,
Description	2007	2006	2006

Notes secured by Hudson and Mondrian(a)	370,000	370,000	LIBOR + 1.25%
Clift debt(b)	80,092	78,737	9.6%
Promissory note(c)	10,000	10,000	8.5%
Note secured by Mondrian Scottsdale(d)	40,000	37,327	LIBOR + 2.30%
Liability to subsidiary trust(e)	50,100	50,100	8.68%
Revolving credit(f)	—	—	(f)
Convertible Notes(g)	172,500	—	2.375%
Capital lease obligations(h)	6,507	7,033	(h)

Total long term debt	$729,199	$553,197

(a)	Mortgage Agreement — Notes secured by Hudson and Mondrian Los Angeles

On October 6, 2006, subsidiaries of the Company entered into mortgage financings, consisting of two separate mortgage loans and a mezzanine loan. These loans, a $217.0 million first mortgage note secured by Hudson, a $32.5 million mezzanine loan secured by a pledge of the equity interests in the Company’s subsidiary owning Hudson, and a $120.5 million first mortgage note secured by Mondrian Los Angeles (collectively, the “Mortgages”), all mature on July 15, 2010.

The Mortgages bear interest at a blended rate of 30-day LIBOR plus 125 basis points. The Company has the option of extending the maturity date of the Mortgages to October 15, 2011. The Company maintained an interest rate cap for the amount of the Mortgages at 4.25% through July 9, 2007 and entered into forward starting swaps beginning on July 9, 2007 that effectively fixes the LIBOR rate on the debt under the Mortgages at approximately 5.0% through the maturity date.

The prepayment clause in the Mortgages permits the Company to prepay the Mortgages in whole or in part on any business day, along with a spread maintenance premium (equal to the amount of the prepayment multiplied by the applicable LIBOR margin multiplied by the ratio of the number of months between the prepayment date and October 31, 2007 divided by 12).

The Mortgages require the Company’s subsidiary borrowers to fund reserve accounts to cover monthly debt service payments. Those subsidiary borrowers are also required to fund reserves for property, sales and occupancy taxes, insurance premiums, capital expenditures and the operation and maintenance of those hotels. Reserves are deposited into restricted cash accounts and are released as certain conditions are met. The Company’s subsidiary borrowers are not permitted to have any liabilities other than certain ordinary trade payables, purchase money indebtedness and capital lease obligations.

The Mortgages prohibit the incurrence of additional debt on Hudson and Mondrian Los Angeles. Furthermore, the subsidiary borrowers (entities owning Hudson and Mondrian Los Angeles) are not permitted to incur additional mortgage debt or partnership interest debt. In addition, the Mortgages do not permit (1) transfers of more than 49% of the interests in the subsidiary borrowers, Morgans Group LLC or the Company or (2) a change in control of the subsidiary borrowers or in respect of Morgans Group LLC or the Company itself without, in each case, complying with various conditions or obtaining the prior written consent of the lender.

The Mortgages provide for events of default customary in mortgage financings, including, among others, failure to pay principal or interest when due, failure to comply with certain covenants, certain insolvency and

Morgans Hotel Group Co. and Predecessor

Notes to Consolidated/Combined Financial Statements — (Continued)

receivership events affecting the subsidiary borrowers, Morgans Group LLC or the Company, and breach of the encumbrance and transfer provisions. In the event of a default under the Mortgages, the lender’s recourse is limited to the mortgaged property, unless the event of default results from an insolvency, a voluntary bankruptcy filing or a breach of the encumbrance and transfer provisions, in which event the lender may also pursue remedies against Morgans Group LLC.

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

In May 2006, the Company obtained mortgage financing on Mondrian Scottsdale. The $40.0 million loan, which accrues interest at LIBOR plus 2.30%, matures in May 2008 and has three one-year extensions. The Company intends to exercise its extension option in 2008. The Company has purchased an interest rate cap which limits the interest rate exposure to 8.3% and expires on June 1, 2008.

(e)	Liability to Subsidiary Trust Issuing Preferred Securities

On August 4, 2006, a newly established trust formed by the Company, MHG Capital Trust I (the “Trust”), issued $50.0 million in trust preferred securities in a private placement. The Company owns all of the $0.1 million of outstanding common stock of the Trust. The Trust used the proceeds of these transactions to purchase $50.1 million of junior subordinated notes issued by the Company’s operating company and guaranteed by the Company (the “Trust Notes”) which mature on October 30, 2036. These Trust Notes represent all of the Trust’s assets. The terms of the junior subordinated notes are substantially the same as preferred securities issued by the Trust The Trust Notes and the trust preferred securities have a fixed interest rate of 8.68% per annum during the first 10 years, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus 3.25% per annum. The securities are redeemable by the Trust, at the Company’s option, after five years at par. To the extent the Company redeems the Trust Notes, the Trust is required to redeem a corresponding amount of trust preferred securities.

The Trust Note agreement requires that the Company maintain a fixed charge coverage ratio, as defined, of not less than 1.4 to 1.0.

Morgans Hotel Group Co. and Predecessor

Notes to Consolidated/Combined Financial Statements — (Continued)

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

Net proceeds from the issuance of Trust Notes was used by the Company to pay down the Company’s existing credit line and to fund the equity contribution on Mondrian South Beach with the remainder available for general corporate purposes.

(f)	Revolving Credit Facility

On October 6, 2006, the Company and certain of its subsidiaries entered into a revolving credit facility in the initial amount of $225.0 million, which includes a $50.0 million letter of credit sub-facility and a $25.0 million swingline sub-facility (collectively, the “Revolving Credit Agreement”). The Revolving Credit Agreement replaced the Company’s $125.0 million three-year revolving credit facility which was entered into concurrently with the IPO.

The amount available from time to time under the Revolving Credit Agreement is also contingent upon the amount of an available borrowing base calculated by reference to collateral described below. The available borrowing base is currently approximately $64.0 million, but that amount may be increased up to $225.0 million at the Borrower’s (defined below) option by increasing the amount of the mortgage on Delano Miami granted by the Delano Miami mortgage lender (discussed below) and upon payment of the related additional recording tax. Had the Borrower exercised this option, the available borrowing base as of the December 31, 2007 (assuming an increase in the Delano Miami mortgage and payment of the related additional recording tax) would have been approximately $177.7 million. That availability may also be increased through procedures specified in the Revolving Credit Agreement for adding property to the borrowing base and for revaluation of the property that constitutes the borrowing base.

The commitments under the Revolving Credit Agreement terminate on October 5, 2011, at which time all outstanding amounts under the Revolving Credit Agreement will be due and payable. A subsidiary of the Company, Morgans Group LLC (the “Borrower”), may, at its option, with the prior consent of the lender and subject to customary conditions, request an increase in the aggregate commitment under the Revolving Credit Agreement to up to $350.0 million.

The interest rate per annum applicable to loans under the Revolving Credit Agreement is a fluctuating rate of interest measured by reference to, at the Company’s election, either LIBOR or a base rate, plus a borrowing margin. LIBOR loans have a borrowing margin of 1.35% to 1.90% determined based on the Borrower’s total leverage ratio (with an initial borrowing margin of 1.35%) and base rate loans have a borrowing margin of 0.35% to 0.90% determined based on the Borrower’s total leverage ratio (with an initial borrowing margin of 0.35%). The Revolving Credit Agreement also provides for the payment of a quarterly unused facility fee equal to the average daily unused amount for each quarter multiplied by 0.25%.

The Revolving Credit Agreement requires the Borrower to maintain for each four-quarter period a total leverage ratio (total indebtedness, which does not include indebtedness related to the convertible notes issued by the Company in October 2007, to consolidated EBITDA) of no more than (1) 8.0 to 1.0 at any time prior to January 1, 2008, (2) 7.0 to 1.0 at any time during 2008, and (3) 6.0 to 1.0 at any time after December 31, 2008, and a fixed charge coverage ratio (consolidated EBITDA to fixed charges) of no less than 1.75 to 1.00 at all times. The Revolving Credit Agreement contains negative covenants, subject in each case to certain exceptions, restricting

Morgans Hotel Group Co. and Predecessor

Notes to Consolidated/Combined Financial Statements — (Continued)

incurrence of indebtedness, incurrence of liens, fundamental changes, acquisitions and investments, asset sales, transactions with affiliates and restricted payments, including, among others, a covenant prohibiting the Company from paying cash dividends on its common stock.

The Revolving Credit Agreement provides for customary events of default, including failure to pay principal or interest when due, failure to comply with covenants, any representation proving to be incorrect, defaults relating to other indebtedness of at least $10.0 million in the aggregate, certain insolvency and receivership events affecting the Company or its subsidiaries, judgments in excess of $5.0 million in the aggregate being rendered against the Company or its subsidiaries, the acquisition by any person of 40% or more of any outstanding class of capital stock having ordinary voting power in the election of directors of the Company, and the incurrence of certain ERISA liabilities in excess of $5.0 million in the aggregate.

Obligations under the Revolving Credit Agreement are secured by, among other collateral, a mortgage on Delano Miami and the pledge of equity interests in the Borrower and certain subsidiaries of the Borrower, including the owners of Delano Miami, Morgans and Royalton, as well as a security interest in other significant personal property (including trademarks and other intellectual property, reserves and deposits) relating to those hotels.

The Revolving Credit Agreement is available on a revolving basis for general corporate purposes, including acquisitions. As of December 31, 2007, there was no monies outstanding under the Revolving Credit Agreement.

(g)	October 2007 Convertible Notes Offering

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

The Company recorded the purchase of the Call Options, net of the related tax benefit of approximately $20.3 million, as a reduction of paid-in-capital and the proceeds from the Warrants as an addition to paid-in-capital in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock, and other relevant literature.

Morgans Hotel Group Co. and Predecessor

Notes to Consolidated/Combined Financial Statements — (Continued)

In February 2008, the Company filed a registration statement with the Securities and Exchange Commission to cover the resale of shares of the Company’s common stock that may be issued from time to time upon the conversion of the Notes.

(h)	Capital Lease Obligations

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

The second lease requires the Company to make annual payments of $250,000 (subject to increases due to increases in the Consumer Price Index) through December 2098. Effective January 2004, payments under this lease increased to $285,337. The Company has allocated both of the leases’ payments between the land and building based on their estimated fair values. The portion of the payments allocated to building has been capitalized at the present value of the future minimum lease payments. The portion of the payments allocable to land is treated as operating lease payments. The imputed interest rate on both of these leases is 8%. The capital lease obligations related to the units amounted to approximately $6.1 million as of December 31, 2007 and 2006. Substantially all of the principal payments on the capital lease obligations are due at the end of the lease agreements.

The Company has also entered into capital lease obligations related to equipment at certain of the hotels.

Principal Maturities

The following is a schedule, by year, of principal payments on notes payable (including capital lease obligations) as of December 31, 2007 (in thousands):

		Amount
		Representing	Principal Payments
	Capital Lease	Interest on	on Capital Lease
	Obligations and	Capital Lease	Obligations and
	Debt Payable	Obligations	Debt Payable

2008	$40,773	$510	$40,263
2009	10,615	494	10,121
2010	370,488	488	370,000
2011	489	488	1
2012	489	488	1
Thereafter	344,900	36,087	308,813

	$767,754	$38,555	$729,199

The average interest rate on all of the Company’s debt for the years ended December 31, 2007, 2006 and 2005 was 5.8%, 6.1% and 10%, respectively.

Morgans Hotel Group Co. and Predecessor

Notes to Consolidated/Combined Financial Statements — (Continued)

8.	Commitments and Contingencies

As Lessee

Future minimum lease payments for noncancelable leases in effect as of December 31, 2007 are as follows (in thousands):

	Land
	(See Note 6)	Other

2008	$266	$228
2009	266	—
2010	266	—
2011	266	—
2012	266	—
Thereafter	22,365	—

Total	$23,695	$228

Future minimum lease payments do not include amounts for renewal periods or amounts that may need to be paid to landlords for real estate taxes, electricity and operating costs.

Management Fee on Restaurants

The Company owns a 50% interest in a restaurant joint venture with Chodorow Ventures LLC (“CV LLC”) formed for the purpose of establishing, owning, operating and/or managing restaurants, bars and other food and beverage operations in certain hotels affiliated with the Company. This agreement is implemented through operating agreements and leases at each hotel which expire between 2007 and 2010. These leases generally give the Restaurant Venture two additional five-year renewal periods. CV LLC or an affiliated entity manages the operations of the Restaurant Venture and earns a 3% management fee.

Multi-employer Retirement Plan

Approximately 15% of the Company’s employees are subject to collective bargaining agreements. The Company is a participant, through these collective bargaining agreements, in multi-employer defined contribution retirement plans in New York and multi-employer defined benefit retirement plans in California covering union employees. Plan contributions are based on a percentage of employee wages, according to the provisions of the various labor contracts. The Company’s contributions to the multi-employer retirement plans amounted to approximately $1.8 million, $1.7 million, and $1.4 million, for the years ended December 31, 2007, 2006 and 2005, respectively, for these plans. Under the Employee Retirement Income Security Act of 1974 as amended by the Multiemployer Pension Plan Amendments Act of 1980, an employer is liable upon withdrawal from or termination of a multiemployer plan for its proportionate share of the plan’s unfunded vested benefits liability. Based on information provided by the administrators of the majority of these multiemployer plans, the Company does not believe there is any significant amount of unfunded vested liability under these plans.

Litigation

Shore Club Litigation — New York State Action

The Company is currently involved in litigation regarding the management of Shore Club. In 2002, the Company, through a wholly-owned subsidiary, Shore Club Holdings, LLC, invested in Shore Club, and the management company, Morgans Hotel Group Management LLC (“MHG Management Company”), took over management of the property. The management agreement expires in 2022. For the year ended December 31, 2002 (reflecting six months of data based on information provided to us and not generated by us and six months of

Morgans Hotel Group Co. and Predecessor

Notes to Consolidated/Combined Financial Statements — (Continued)

operations after MHG Management Company took over management of Shore Club in July 2002), Shore Club had an operating loss and its owner, Philips South Beach LLC, was in dispute with its investors and lenders. After MHG Management Company took over management of the property, the financial performance improved and Shore Club had operating income in 2004. The Company believes this improvement was the direct result of our repositioning and operation of the hotel. This improved performance has continued. In addition, during the fourth quarter of 2005, the debt on the hotel was refinanced.

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

The remedies sought by Philips South Beach LLC included (i) termination of the management agreement without the payment of a termination fee to MHG Management Company, (ii) a full accounting of all of the affairs of Shore Club from the inception of the management agreement, (iii) at least $5.0 million in compensatory damages, (iv) at least $10.0 million in punitive damages, and (v) attorneys’ fees, interest, costs and disbursements.

The Company believes that MHG Management Company has abided by the terms of the management agreement. The Company believes that Philips South Beach LLC has filed the lawsuit as part of a strategy to pressure us to renegotiate our management agreement with respect to Shore Club.

On August 1, 2006, the judge granted the Company’s motion to dismiss Philips South Beach LLC’s causes of action for breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, breach of good faith and fair dealing, and unjust enrichment. The judge also struck all claims for punitive damages. Philips South Beach LLC appealed for the reinstatement of the three fiduciary duty claims and we cross-appealed for the dismissal of the four claims not dismissed by the trial court. Philips South Beach LLC filed an amended complaint adding a punitive damages demand for two of the remaining claims, for unfair competition and tortious interference. The Company’s motion to dismiss that demand was denied, and we have appealed.

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

The Company is continuing to pursue this litigation vigorously. There can be no assurances, however, that the outcome of this litigation, or the costs and diversion of management resources associated with the

Morgans Hotel Group Co. and Predecessor

Notes to Consolidated/Combined Financial Statements — (Continued)

defense of the litigation will not harm our reputation in the hospitality industry or otherwise adversely affect the Company’s business and results of operations.

Shore Club Litigation — Florida State Action

On April 17, 2006, MHG Management Company and a related subsidiary filed a lawsuit in Florida state court against Philip Pilevsky and individuals and entities associated with Mr. Pilevsky, charging them with tortious interference with the 20-year exclusive management agreement that MHG Management Company holds for Shore Club, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and tortious interference with actual and prospective business and economic relations, in part as an attempt to break or renegotiate the terms of the management agreement.

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

Century Operating Associates Litigation

On March 23, 2006, Century Operating Associates filed a lawsuit in New York state court naming several defendants, including us, the Predecessor, and Messrs. Scheetz, Schrager and Hamamoto. The lawsuit alleges breach of contract, breach of fiduciary duty and a fraudulent conveyance in connection with the structuring transactions that were part of our IPO, and the offering itself. In particular, the lawsuit alleges that the transactions constituted a fraudulent conveyance of the assets of Morgans Hotel Group LLC, in which Century Operating Associates allegedly has a non-voting membership interest, to us. The plaintiff claims that the defendants knowingly and intentionally structured and participated in the transactions in a manner designed to leave the Predecessor without any ability to satisfy its obligations to Century Operating Associates.

The remedies sought by Century Operating Associates include (i) Century Operating Associates’ distributive share of the IPO proceeds, (ii) at least $3.5 million in compensatory damages, (iii) at least $17.5 million in punitive damages, and (iv) attorneys’ fees and expenses.

On July 6, 2006, the judge granted the Company’s motion to dismiss us from the case. Century Operating Associates filed an amended complaint, re-asserting claims against us, including a new claim for aiding and abetting breach of fiduciary duty, and adding claims against a new defendant, Morgans Group LLC. In April 2007, the judge granted the Company’s motion to dismiss all claims against us and Morgans Group LLC, and certain claims against certain other defendants. In May 2007, Century Operating Associates amended its compliant again, re-asserting the same claims against the Company and Morgans Group LLC. On June 8, 2007, the Company and defendants moved to dismiss all claims except the breach of the operating agreement of Morgans Hotel Group LLC. Discovery is ongoing.

The Company is continuing to pursue this litigation vigorously. There can be no assurances, however, that the outcome of this litigation, or the costs and diversion of management resources associated with the defense of the litigation will not harm our reputation in the hospitality industry or otherwise adversely affect the Company’s business and results of operations.

Other Litigation

The Company is involved in various lawsuits and administrative actions in the normal course of business. In management’s opinion, disposition of these lawsuits is not expected to have a material adverse effect on the Company’s financial positions, results of operations or liquidity.

Morgans Hotel Group Co. and Predecessor

Notes to Consolidated/Combined Financial Statements — (Continued)

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

The provision for income taxes on income from continuing operations is comprised of the following for the year ended December 31, 2007 and the period from February 17, 2006 to December 31, 2006 (in thousands):

	Year Ended	Period from
	December 31,	February 17, 2006
	2007	to December 31, 2006

Current tax provision (benefit):
Federal	$1,680	$—
State and city	997	129
Foreign	1,035	819

	3,712	948

Deferred tax provision (benefit):
Federal	(9,720)	7,723
State	(3,156)	2,899
Foreign	104	(456)

	(12,772)	10,166

Total tax provision	$(9,060)	$11,114

Net deferred tax asset consists of the following (in thousands):

	As of December 31,	As of December 31,
	2007	2006

Goodwill	$(18,115)	$(13,240)
Basis differential in property and equipment	(10,676)	(8,272)

Total deferred tax liability	(28,791)	(21,512)

Stock compensation	11,472	3,222
Accrued liabilities	399	1,090
Derivative Instruments	4,917	1,118
Investment in unconsolidated subsidiaries	10,677	285
Foreign taxes payable	560	456
Capital lease obligation	915	880
Designer fee payable	4,109	3,700
Other	591	595
Convertible bond	22,787	0

Total deferred tax asset	56,427	11,346

Net deferred tax asset/(liability)	$27,636	$(10,166)

Morgans Hotel Group Co. and Predecessor

Notes to Consolidated/Combined Financial Statements — (Continued)

The Company has not established a reserve on its deferred tax assets based on anticipated future taxable income and/or tax strategies which may include the sale of a property or an interest therein.

A reconciliation of the statutory United States Federal tax rate to the Company’s effective income tax rate is as follows:

		Period from
		February 17,
	Year Ended	2006
	December 31,	to December 31,
	2007	2006

Federal statutory income tax rate	34%	34%
State and city taxes, net of federal tax benefit	9%	7%
Foreign tax benefits	(5)%	(19)%
Other — non deductible items	—	60%

Effective tax rate	38%	82%

The Company accounts for certain tax positions in accordance with FIN 48. The Company does not believe it will have any material changes in its unrecognized tax positions over 12 months. The Company does not have any accrued interest or penalties associated with any unrecognized tax positions.

10.	Omnibus Stock Incentive Plan

On February 9, 2006, the board of directors of the Company adopted the Morgans Hotel Group Co. 2006 Omnibus Stock Incentive Plan (the “2006 Stock Incentive Plan”). The 2006 Stock Incentive Plan provides for the issuance of stock-based incentive awards, including incentive stock options, non-qualified stock options, stock appreciation rights, shares of common stock of the Company, including restricted stock and other equity-based awards, including membership units in Morgans Group LLC which are structured as profits interests (“LTIP Units”), or any combination of the foregoing. The eligible participants in the 2006 Stock Incentive Plan included directors, officers and employees of the Company. An aggregate of 3,500,000 shares of common stock of the Company were reserved and authorized for issuance under the 2006 Stock Incentive Plan, subject to equitable adjustment upon the occurrence of certain corporate events. On April 23, 2007, the board of directors of the Company adopted, and at the annual meeting of stockholders on May 22, 2007, the stockholders approved, the Company’s 2007 Omnibus Incentive Plan (the “2007 Incentive Plan”), which amends and restates the 2006 Stock Incentive Plan and increases the number of shares reserved for issuance under the plan by up to 3,250,000 shares to a total of 6,750,000 shares. Awards other than options and stock appreciation rights shall reduce the shares available for grant by 1.7 shares for each share subject to such an award. Thus, the maximum number of additional shares under the 2007 Incentive Plan available for grant is 3,250,000, assuming all awards are options and stock appreciation rights, or 1,911,764, if all awards are other than options and stock appreciation rights.

Total stock compensation expense, which is included in corporate expenses on the accompanying financial statements, was $19.5 million and $7.9 million for the years ended December 31, 2007 and 2006, respectively.

Restricted Common Stock Units

Pursuant to the 2006 Stock Incentive Plan, throughout 2006, the Company granted restricted common stock units (“RSUs”) to non-employee directors and employees. Such non-employee director RSU grants vest one-third of the amount granted on the first anniversary of the grant date and as to the remainder in 24 equal installments at the end of each month following the first anniversary of the grant date so long as the recipient continues to be an eligible recipient. Such employee RSU grants vest one-quarter of the amount granted on each of the first anniversaries of the grant date so long as the recipient continues to be an eligible recipient. Such non-employee director and employee RSUs will become fully vested on the third and fourth anniversary, respectively, of the grant date. An aggregate of

Morgans Hotel Group Co. and Predecessor

Notes to Consolidated/Combined Financial Statements — (Continued)

195,133 shares of restricted common stock were granted during 2006 and the weighted average grant date fair value of the grants was $16.13.

During April and May 2007, the Company issued an aggregate of 216,385 RSUs to the Company’s employees and non-employee directors pursuant to the 2007 Incentive Plan. The RSUs granted to employees vest fully on the third anniversary of the grant date so long as the recipient continues to be an eligible recipient. The RSUs granted to non-employee directors vest one-third of the amount granted on each of the first three anniversaries of the grant date so long as the recipient continues to be an eligible participant. The fair value of each such RSU granted in April 2007 was $20.16 at the grant date and the fair value of each such RSU granted in May 2007 was $23.04 at the grant date.

Also, in April, the Company issued the then named executive officers an aggregate of 121,000 performance-based RSUs pursuant to the 2007 Incentive Plan. These performance RSUs are at risk for forfeiture over the vesting period of three years and require continued employment. In addition, the RSUs are at risk based on the achievement of a 7% total stockholder return over each calendar year of a three-year performance period from 2007 through 2009 (subject to certain catch-up features). As of 12/31/2007, the achievement of the 7% shareholder return over the 2007 calendar year had been achieved. The fair value of such performance-based RSUs granted in April 2007 was $22.38 at the grant date.

Further, on November 27, 2007, the Company granted executives of the Company a one-time performance-based grant of 79,000 RSUs. Vesting of such RSUs occurs on the first anniversary of the grant, November 27, 2008, unless the Company achieves Adjusted EBITDA for the 2007 fiscal year of a stated target amount established by the compensation committee of the Company’s board of directors, in which case the first vesting date will be accelerated to February 27, 2008. The second vesting of such performance-based RSUs will occur on the second anniversary of the grant, November 27, 2009, unless the Company achieves Adjusted EBITDA in the 2008 fiscal year, as calculated by the Company, equal to an Adjusted EBITDA target for the 2008 fiscal year established by the compensation committee of the Company’s board of directors in 2008, in which case the second vesting date will be accelerated to February 27, 2009. The last vesting of such performance-based RSUs will vest on the third anniversary of the grant, November 27, 2010. All such performance-based RSUs will be fully vested by November 27, 2010. The fair value of such performance-based RSUs granted on November 27, 2007 was $17.67 at the grant date.

Pursuant to the separation agreement with Mr. Scheetz, the Company’s former chief executive officer, Mr. Scheetz retained his vested and unvested restricted stock units. To the extent that these awards are not yet vested, they will remain subject to the existing vesting provisions, but all unvested awards will be fully vested by September 19, 2009 (certain awards which are subject to performance conditions will remain subject to those conditions).

In addition to the above grants of RSUs, the Company granted newly hired or promoted employees RSUs. A summary of the status of the Company’s nonvested restricted common stock granted to non-employee directors, named executive officers and employees as of December 31, 2007 and changes during the year ended December 31, 2007, is presented below:

	Restricted	Weighted Average
Nonvested Shares	Shares	Fair Value

Nonvested at January 1, 2007	184,033	$16.13
Granted	463,085	20.72
Vested	(48,253)	17.45
Forfeited	(41,675)	20.38

Nonvested at December 31, 2007	557,190	$19.64

For the year ended December 31, 2007, the Company expensed $3.8 million related to the granted RSUs, including $1.3 million related to the RSUs granted to Mr. Scheetz, which the Company recognized in full in

Morgans Hotel Group Co. and Predecessor

Notes to Consolidated/Combined Financial Statements — (Continued)

accordance with SFAS 123R, as Mr. Scheetz is no longer an employee. For the year ended December 31, 2006, the Company expensed $0.3 million related to granted RSUs. As of December 31, 2007, the Company had 572,460 RSUs outstanding.

At December 31, 2007, the Company has yet to expense $7.8 million related to nonvested RSUs which is expected to be recognized over the remaining vesting period of the outstanding awards, as discussed above.

LTIP Units

Pursuant to the 2006 Stock Incentive Plan, throughout 2006, the Company granted an aggregate of 862,500 LTIP Units were granted to the Company’s named executive officers and chairman of the board of directors. On May 1, 2006, an additional 4,500 LTIP Units were granted to a newly hired executive of the Company. LTIP Units vest as to one third of the amount granted on the first anniversary of the grant date and as to the remainder in 24 equal installments at the end of each month following the first anniversary of the grant date so long as the recipient continues to be an eligible recipient. These LTIP Units will become fully vested on the third anniversary of the grant date. The fair value of each LTIP Unit granted throughout 2006 was $20.00 at the date of grant.

On April 25, 2007, the compensation committee of the board of directors of the Company granted an aggregate of 176,750 LTIP Units to the Company’s named executive officers. The LTIP Units are at risk for forfeiture over the vesting period of three years and require continued employment. The fair value of the LTIP Units granted on April 25, 2007 was $22.45 at the date of grant.

Further, on November 27, 2007, the Company granted executives of the Company a one time performance-based grant of 75,000 aggregated LTIP Units. Vesting of such LTIP Units occurs on the first anniversary of the grant, November 27, 2008, unless the Company achieves Adjusted EBITDA for the 2007 fiscal year of a stated target amount established by the compensation committee of the Company’s board of directors, in which case the first vesting date will be accelerated to February 27, 2008. The second vesting of such performance-based LTIP Units will occur on the second anniversary of the grant, November 27, 2009, unless the Company achieves Adjusted EBITDA in the 2008 fiscal year, as calculated by the Company, equal to an Adjusted EBITDA target for the 2008 fiscal year established by the compensation committee of the Company’s board of directors in 2008, in which case the second vesting date will be accelerated to February 27, 2009. The last vesting of such performance-based LTIP Units will vest on the third anniversary of the grant, November 27, 2010. All such performance-based LTIP Units will be fully vested by November 27, 2010. The fair value of the LTIP Units granted on November 27, 2007 was $17.67 at the date of grant.

On December 10, 2007, the Company granted the chief executive officer, Mr. Kleisner, 55,000 LTIP Units, which are at risk for forfeiture over the vesting period of three years and require continued employment. The fair value of the LTIP Units granted to Mr. Kleisner in December 2007 was $17.91 at the date of grant.

Pursuant to the separation agreement with Mr. Scheetz, the Company’s former chief executive officer, Mr. Scheetz retained his vested and unvested LTIP units. To the extent that these awards are not yet vested, they will remain subject to the existing vesting provisions, but all unvested awards will be fully vested by September 19, 2009 (certain awards which are subject to performance conditions will remain subject to those conditions).

In addition to the above grants of LTIP Units, the Company granted newly hired or promoted employees LTIP Units. A summary of the status of the Company’s nonvested LTIP Units granted to named executive officers and

Morgans Hotel Group Co. and Predecessor

Notes to Consolidated/Combined Financial Statements — (Continued)

other executives of the Company as of December 31, 2007 and changes during the year ended December 31, 2007, is presented below:

		Weighted Average
Nonvested Shares	LTIP Units	Fair Value

Nonvested at January 1, 2007	867,000	$20.00
Granted	346,750	20.66
Vested	(528,704)	20.00
Forfeited	(2,875)	20.00

Nonvested at December 31, 2007	682,171	$20.34

For the year ended December 31, 2007, the Company expensed $10.9 million related to the granted LTIP Units, including $4.7 million related to the LTIP Units granted to Mr. Scheetz, which the Company recognized in full in accordance with SFAS 123R, as Mr. Scheetz is no longer an employee. For the year ended December 31, 2006, the Company expensed $5.1 million related to granted LTIPs. As of December 31, 2007, the Company had 1,210,875 LTIPs outstanding.

At December 31, 2007, the Company has yet to expense $8.4 million related to nonvested LTIP Units which is expected to be recognized over the remaining vesting period of the outstanding awards, as discussed above.

Stock Options

Pursuant to the 2006 Incentive Plan, throughout 2006, the Company granted our chairman, named executive officers and employees options to purchase common stock of the Company with an exercise price ranging from $13.05 to $20.00 per share, based on the closing market price of the stock on the grant date. Such stock options typically vest as to one-third of the amount granted on the first anniversary of the grant date and as to the remainder in 24 equal installments at the end of each month following the first anniversary of the grant date so long as the recipient continues to be an eligible recipient. These options will become fully vested on the third anniversary of the grant date and expire 10 years after the grant date. The fair value for each option granted was estimated at the date of grant using the Black-Scholes option-pricing model, an allowable valuation method under SFAS No. 123R with the following assumptions: risk-free interest rate of 4.6%, expected option lives of 5.85 years, 35% volatility, no dividend rate and 10% forfeiture rate. For the year ended December 31, 2006, the weighted average fair value of such options was $7.98.

During April and May 2007, the Company issued an aggregate of 200,500 options to purchase common stock of the Company to employees. The exercise price of each such option is equal to the closing market price of our common stock on its respective date of grant. These options vest as to one-third of the amount granted on each of the first three anniversaries of the grant date so long as the recipient continues to be an eligible recipient. These options will become fully vested on the third anniversary of the grant date and expire 10 years after the grant date. The fair value for each such option granted was estimated at the date of grant using the Black-Scholes option-pricing model, an allowable valuation method under SFAS No. 123R with the following assumptions: risk-free interest rate of approximately 4.7% for the April 2007 grants and 4.6% for the May 2007 grants, expected option lives of 5.85 years, 35% volatility, no dividend rate and 10% forfeiture rate. The fair value of each such option was $8.37 for the April 2007 grants and $9.65 for the May 2007 grants at the date of grant.

Further, on November 27, 2007, the Company granted executives and employees of the Company a one-time performance-based grant of 338,000 aggregated options to purchase common stock of the Company. Vesting of such options occurs on the first anniversary of the grant, November 27, 2008, unless the Company achieves Adjusted EBITDA for the 2007 fiscal year of a stated target amount established by the compensation committee of the Company’s board of directors, in which case the first vesting date will be accelerated to February 27, 2008. The second vesting of such performance-based options will occur on the second anniversary of the grant, November 27,

Morgans Hotel Group Co. and Predecessor

Notes to Consolidated/Combined Financial Statements — (Continued)

2009, unless the Company achieves Adjusted EBITDA in the 2008 fiscal year, as calculated by the Company, equal to an Adjusted EBITDA target for the 2008 fiscal year established by the compensation committee of the Company’s board of directors in 2008, in which case the second vesting date will be accelerated to February 27, 2009. The last vesting of such performance-based Options will vest on the third anniversary of the grant, November 27, 2010. All such performance-based options will be fully vested by November 27, 2010 and expire 10 years after the grant date. The fair value for each such performance-based option was estimated at the date of grant using the Black-Scholes option-pricing model, an allowable valuation method under SFAS No. 123R with the following assumptions: risk-free interest rate of approximately 3.5%, expected option lives of 5.85 years, 35% volatility, no dividend rate and 8% forfeiture rate. The fair value of each such performance-based option was $7.03.

On December 10, 2007, the Company granted the chief executive officer, Mr. Kleisner, an aggregate of 215,000 options to purchase common stock of the Company. The exercise price of 95,000 such options is equal to the closing market price of our common stock on the date of grant. The exercise price of 120,000 such options is equal to 140% of the closing market price of our common stock on the date of grant. These options vest as to one-third of the amount granted on each of the first three anniversaries of the grant date so long as Mr. Kleisner is an eligible recipient. These options will become fully vested on the third anniversary of the grant date and expire 10 years after the grant date. The fair value for each such option granted was estimated at the date of grant using the Black-Scholes option-pricing model, an allowable valuation method under SFAS No. 123R with the following assumptions: risk-free interest rate of approximately 3.7%, expected option lives of 5.85 years, 35% volatility, no dividend rate and 10% forfeiture rate. The fair value of each such option was $7.19 for the 95,000 options granted equal to the closing market price on December, 10, 2007 and $5.15 for the 120,000 options granted equal to 140% of the closing market price on December 10, 2007.

Pursuant to the separation agreement with Mr. Scheetz, the Company’s former chief executive officer, Mr. Scheetz retained his vested and unvested options. To the extent that these awards are not yet vested, they will remain subject to the existing vesting provisions, but all unvested awards will be fully vested by September 19, 2009 (certain awards which are subject to performance conditions will remain subject to those conditions).

In addition to the above grants of options to purchase common stock of the Company, the Company granted newly hired or promoted employees similar options. A summary of the Company’s outstanding and exercisable stock options granted to non-employee directors, named executive officers and employees as of December 31, 2007 and changes during the year ended December 31, 2007, is presented below:

			Weighted Average
		Weighted Average	Remaining	Aggregate Intrinsic
Options	Shares	Exercise Price	Contractual Term	Value
				(Dollars in thousands)

Outstanding at January 1, 2006	—	$—
Granted at February 14, 2006 IPO date	1,006,100	20.00
Additional granted in 2006	184,800	13.18
Exercised	—	—
Forfeited or Expired	(37,700)	20.00
Outstanding at December 31, 2006	1,153,200	$19.22
Granted	839,500	19.98
Exercised	(41,088)	14.36
Forfeited or Expired	(77,801)	20.31

Outstanding at December 31, 2007	1,873,811	$19.61	8.69	$1,294

Exercisable at December 31, 2007	605,026	$19.78	7.96	$119

Morgans Hotel Group Co. and Predecessor

Notes to Consolidated/Combined Financial Statements — (Continued)

For the year ended December 31, 2007, the Company expensed $4.8 million related to the granted stock options, including $1.3 million related to the options granted to Mr. Scheetz, which the Company recognized in full in accordance with SFAS 123R, as Mr. Scheetz is no longer an employee. For the year ended December 31, 2006, the Company expensed $2.5 million related to granted stock options

At December 31, 2007, the Company has yet to expense $8.4 million related to outstanding stock options which is expected to be recognized over the remaining vesting period of the outstanding awards, as discussed above.

11.	Related Party Transactions

The Company earned management fees, chain services fees and fees for certain technical services and has receivables from hotels it owns through investments in unconsolidated joint ventures as well as hotels owned by the Former Parent. These fees totaled approximately $18.2 million for the year ended December 31, 2007, $8.7 million (of which approximately $1.0 million was during the Predecessor period from January 1, 2006 to February 16, 2006) for the year ended December 31, 2006 and $9.5 million during the year ended December 31, 2005.

As of December 31, 2007 and 2006, the Company had receivables from these affiliates of approximately $3.9 million and $2.8 million, respectively, which are included in receivables from related parties on the accompanying consolidated balance sheets.

12.	Other Non-Operating Expenses (Income)

Other non-operating (income) expenses consist of the following (in thousands):

		Morgans Hotel
		Group Co.	Predecessor
		February 17,	January 1,
		2006 to	2006 to
	Year Ended	December 31,	February 16,	Year Ended
	December 31, 2007	2006	2006	December 31, 2005

Gain on sale of London joint venture interest (Note 5)	$(6,058)	$—	$—	$—
Executive termination costs	3,437	—	—	—
Gain on sale of tax credits	—	—	—	(1,731)
Loss on asset disposal	1,210	1,495	—	—
Development costs	2,018	122	—	—
Litigation and settlement costs	3,925	1,456	—	—
Other	227	389	—	157

	$4,759	$3,462	$—	$(1,574)

Morgans Hotel Group Co. and Predecessor

Notes to Consolidated/Combined Financial Statements — (Continued)

13.	Quarterly Financial Information (Unaudited)

The tables below reflect the Company’s selected quarterly information for the Company and the Predecessor for the years ended December 31, 2007 and 2006 (in thousands, except per share data):

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2007	2007	2007	2007

Total revenues	$89,795	$72,098	$82,670	$78,422
Loss (income) before income tax expense and minority interests	(11,040)	(17,750)	1,557	677
Net income (loss)	(6,052)	(10,021)	841	436
Net income (loss) per share — basic/diluted(2)	$(0.18)	$(0.29)	$0.03	$0.01
Weighted-average shares outstanding — basic	34,526	34,068	32,361	32,436
Weighted-average shares outstanding — diluted	34,526	34,068	32,689	32,749

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2006	2006	2006	2006(1)

Total revenues	$80,185	$64,730	$72,023	$64,945
Loss (income) before income tax expense and minority interests	(1,925)	(1,522)	5,916	(5,490)
Net income (loss)	(1,068)	(704)	3,732	(15,885)
Net income (loss) per share — basic/diluted(2)	$(0.03)	$(0.02)	$0.11	$(0.36)
Weighted-average shares outstanding — basic & diluted	33,474	33,500	33,500	33,500

(1)	In order to present quarterly information for the quarter ended March 31, 2006, the Company has combined our Predecessor’s results for the period from January 1, 2006 to February 16, 2006 with the results of its operations of the Company for the period from February 17, 2006 to March 31, 2006.

(2)	Net income per share and the weighted average shares outstanding is for the period of February 17, 1006 (date of IPO) to March 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 2008.

Morgans Hotel Group Co.

By:	/s/ Fred J. Kleisner
Name:     Fred J. Kleisner

Title:	President and Chief Executive Officer

Date: March 17, 2008

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Fred J. Kleisner, Marc Gordon and Richard Szymanski and each of them severally, his true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his name, place and stead, in any and all capacities, to do any and all things and execute and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the United States Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fred J. Kleisner Fred J. Kleisner	President, Chief Executive Office and Director (Principal Executive Officer)	March 17, 2008

/s/ Richard Szymanski Richard Szymanski	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 17, 2008

/s/ David T. Hamamoto David T. Hamamoto	Chairman of the Board of Directors	March 17, 2008

/s/ Edwin L. Knetzger, III Edwin L. Knetzger, III	Director	March 17, 2008

/s/ Thomas L. Harrison Thomas L. Harrison	Director	March 17, 2008

/s/ Robert Friedman Robert Friedman	Director	March 17, 2008

/s/ Jeffrey M. Gault Jeffrey M. Gault	Director	March 17, 2008

/s/ Michael D. Malone Michael D. Malone	Director	March 17, 2008