Form 10-Q
period 2008-03-31
Morgans Hotel Group Co.
filed 2008-05-09
CIK 1342126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number: 001-33738

MORGANS HOTEL GROUP CO.
(Exact name of registrant as specified in its charter)

Delaware	16-1736884
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

475 Tenth Avenue
New York, New York	10018
(Address of principal executive offices)	(Zip Code)
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
      Large accelerated filer ☐               Accelerated filer ☑                         Non-accelerated filer ☐                         Smaller reporting company ☐
                                        (Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of May 8, 2008 was 32,169,424.

FORWARD LOOKING STATEMENTS
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Morgans Hotel Group Co.
Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	December 31,
	2008	2007
	(unaudited)
Assets
Property and equipment, net	$544,230	$535,609
Goodwill	73,698	73,698
Investments in and advances to unconsolidated joint ventures	107,566	110,208
Cash and cash equivalents	81,293	122,712
Restricted cash	30,539	28,604
Accounts receivable, net	9,210	10,333
Related party receivables	6,421	3,422
Prepaid expenses and other assets	10,858	11,369
Deferred income taxes	34,985	27,636
Other, net	18,203	19,532

Total assets	$917,003	$943,123

Liabilities and Stockholders’ Equity
Long-term debt and capital lease obligations	$729,460	$729,199
Accounts payable and accrued liabilities	30,054	36,126
Other liabilities	35,945	27,979

Total liabilities	795,459	793,304
Minority interest	19,920	19,833
Commitments and contingencies
Common stock, $.01 par value; 200,000,000 shares authorized; 36,277,495 and 36,277,495 shares issued at March 31, 2008 and December 31, 2007, respectively	363	363
Treasury stock, at cost, 4,203,699 and 3,057,581 shares of common stock at March 31, 2008 and December 31, 2007, respectively	(73,403)	(54,361)
Additional paid-in capital	218,496	216,494
Comprehensive income	(12,114)	(7,771)
Accumulated deficit	(31,718)	(24,739)

Stockholders’ equity	101,624	129,986

Total liabilities and stockholders’ equity	$917,003	$943,123

See accompanying notes to consolidated financial statements.

Morgans Hotel Group Co.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share data)
(unaudited)

	Morgans Hotel	Morgans Hotel
	Group Co.	Group Co.
	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007
Revenues
Rooms	$46,155	$45,263
Food and beverage	26,570	25,557
Other hotel	3,473	3,646

Total hotel revenues	76,198	74,466
Management fee-related parties	4,536	3,956

Total revenues	80,734	78,422

Operating Costs and Expenses
Rooms	13,169	12,627
Food and beverage	19,367	17,542
Other departmental	2,085	2,027
Hotel selling, general and administrative	15,772	15,358
Property taxes, insurance and other	4,054	5,697

Total hotel operating expenses	54,447	53,251
Corporate expense	10,337	9,055
Depreciation and amortization	6,091	4,807

Total operating costs and expenses	70,875	67,113

Operating income	9,859	11,309
Interest expense, net	10,505	10,599
Equity in loss of unconsolidated joint ventures	8,045	4,654
Minority interest in joint ventures	1,391	1,102
Other non-operating expense (income)	1,062	(5,723)

(Loss) income before income tax expense and minority interest	(11,144)	677
Income tax (benefit) expense	(3,940)	228

(Loss) income before minority interest	(7,204)	449
Minority interest	(225)	13

Net (loss) income	(6,979)	436

Other comprehensive (loss) income
Unrealized loss on interest rate swap	(4,357)	(1,218)
Foreign currency translation gain (loss)	14	(170)

Comprehensive loss	$(11,322)	$(952)

(Loss) income per share:
Basic and diluted	$(0.22)	$0.01
Weighted average number of common shares outstanding:
Basic	32,292	32,436
Diluted	32,292	32,749
See accompanying notes to consolidated financial statements.

Morgans Hotel Group Co.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Morgans Hotel	Morgans Hotel
	Group Co.	Group Co.
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2008	2007
Cash flows from operating activities
Net (loss) income	$(6,979)	$436
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	5,960	4,666
Amortization of other costs	131	141
Amortization of deferred financing costs	734	446
Stock based compensation	2,935	2,322
Interest capitalized on capital lease obligation	371	—
Equity in loss from unconsolidated joint ventures	8,045	4,654
Deferred income taxes	(3,259)	(1,804)
Change in value of interest rate caps and swaps, net	—	1,494
Minority interest	1,166	1,115
Changes in assets and liabilities:
Accounts receivable, net	1,123	(808)
Related party receivables	(2,999)	(1,098)
Restricted cash	(3,784)	(5,003)
Prepaid expenses and other assets	511	(492)
Accounts payable and accrued liabilities	(6,174)	1,906
Other liabilities	266	75

Net cash (used in) provided by operating activities	(1,953)	8,050

Cash flows from investing activities
Additions to property and equipment	(14,581)	(9,453)
Deposits into capital improvement escrows, net	1,849	45
Distributions from unconsolidated joint ventures	2	11,957
Investments in unconsolidated joint ventures	(6,322)	(34,355)

Net cash used in investing activities	(19,052)	(31,806)

Cash flows from financing activities
Proceeds from long-term debt	—	32,960
Payments on long-term debt and capital lease obligations	(110)	(5,132)
Cash paid in connection with vesting of stock based awards	(52)	—
Purchase of treasury stock	(19,173)	(20,556)
Distributions to holders of minority interest in consolidated subsidiaries	(1,079)	(1,443)
Financing costs	—	(16)

Net cash (used in) provided by financing activities	(20,414)	5,813

Net decrease cash and cash equivalents	(41,419)	(17,943)
Cash and cash equivalents, beginning of period	122,712	27,549

Cash and cash equivalents, end of period	$81,293	$9,606

Supplemental disclosure of cash flow information
Cash paid for interest	$8,718	$8,896

Cash paid for taxes	$592	$246

See accompanying notes to consolidated financial statements.

Morgans Hotel Group Co.
Notes to Consolidated Financial Statements
1. Organization and Formation transaction
     Morgans Hotel Group Co. (the “Company”) was incorporated on October 19, 2005 as a Delaware corporation to complete an initial public offering (“IPO”) that was part of the formation and structuring transactions described below. The Company operates, owns, acquires and redevelops hotel properties.
     The Morgans Hotel Group Co. predecessor (the “Predecessor”) comprised the subsidiaries and ownership interests that were contributed as part of the formation and structuring transactions from Morgans Hotel Group LLC, now known as Residual Hotel Interest LLC (“Former Parent”), to Morgans Group LLC, our operating company. The Former Parent was owned approximately 85% by NorthStar Hospitality, LLC, a subsidiary of NorthStar Capital Investment Corp. (“NorthStar”), and approximately 15% by RSA Associates, L.P.
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
     These financial statements have been presented on a consolidated basis and reflect the Company’s assets, liabilities and results from operations. The assets and liabilities are presented at the historical cost of the Former Parent. The equity method of accounting is utilized to account for investments in joint ventures over which the Company has significant influence, but not control.
     The Company has one reportable operating segment; it operates, owns, acquires and redevelops boutique hotels.
  Operating Hotels
     The Company’s operating hotels as of March 31, 2008 are as follows:

		Number of
Hotel Name	Location	Rooms	Ownership
Delano Miami	Miami Beach, FL	194	(1)
Hudson	New York, NY	805	(5)
Mondrian Los Angeles	Los Angeles, CA	237	(1)
Morgans	New York, NY	113	(1)
Royalton	New York, NY	168	(1)
Sanderson	London, England	150	(2)
St Martins Lane	London, England	204	(2)
Shore Club	Miami Beach, FL	309	(3)
Clift	San Francisco, CA	363	(4)
Mondrian Scottsdale	Scottsdale, AZ	194	(1)
Hard Rock Hotel & Casino	Las Vegas, NV	646	(6)

(1)	Wholly-owned hotel.

(2)	Owned through a 50/50 unconsolidated joint venture.

(3)	Operated under a management contract, with an unconsolidated minority ownership interest of approximately 7%.

(4)	The hotel is operated under a long-term lease, which is accounted for as a financing.

(5)	The hotel is structured as a condominium, in which the Company owns approximately 96% of the square footage of the entire building.

(6)	Operated under a management contract and owned through an unconsolidated joint venture, in which the Company owned approximately 32.0% at March 31, 2008 based on cash contributions.
     Restaurant Joint Venture
     The food and beverage operations of certain of the hotels are operated under a 50/50 joint venture with a third party restaurant operator.
     Redemption of Membership Units in Morgans Group LLC
     On April 24, 2008, RSA Associates, L.P. redeemed its outstanding membership units in Morgans Group LLC for 45,935 shares of the Company’s common stock. After the redemption, the total number of membership units in Morgans Group LLC held by the Former Parent was 954,065.
2. Summary of Significant Accounting Policies
  Basis of Presentation
     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company consolidates all wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in combination.
     Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as amended (“FIN 46R”), requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Pursuant to FIN 46R, the Company consolidates five ventures that provide food and beverage services at the Company’s hotels as the Company absorbs a majority of the ventures’ expected losses and residual returns. FIN 46R has been applied retroactively. These services include operating restaurants including room service at five hotels, banquet and catering services at four hotels and a bar at one hotel. No assets of the Company are collateral for the venturers’ obligations and creditors of the venturers have no recourse to the Company.
  Derivative Instruments and Hedging Activities
     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS No. 133”), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS No. 133, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.
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

     The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2008, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
     The Company has interest rate caps that are not designated as hedges. These derivatives are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks, but the Company has elected not to designate these instruments in hedging relationships based on the provisions in SFAS No. 133. The changes in fair value of derivatives not designated in hedging relationships have been recognized in earnings.
     A summary of the Company’s derivative and hedging instruments that have been recognized in earnings as of March 31, 2008 and December 31, 2007 is as follows (in thousands):

				Estimated	Estimated
				Fair Market	Fair Market
				Value at	Value at
	Type of	Maturity	Strike	March 31,	December 31,
Notional Amount	Instrument	Date	Rate	2008	2007
$ 285,000	Sold interest cap	—	4.25%	(385)	(1,793)
285,000	Interest cap	July 9, 2010	4.25%	423	1,831
85,000	Interest cap	July 15, 2010	7.00%	10	15
85,000	Sold interest cap	—	7.00%	(9)	(15)

Fair value of derivative instruments not designated as hedges				$39	$38

     A summary of the Company’s derivative instruments that have been designated as hedges under SFAS No. 133 as of March 31, 2008 and December 31, 2007 is as follows (in thousands):

				Estimated	Estimated
				Fair Market	Fair Market
				Value at	Value at
	Type of	Maturity	Strike	March 31,	December 31,
Notional Amount	Instrument	Date	Rate	2008	2007
$ 285,000	Interest swap	July 9, 2010	5.04%	$(16,380)	$(9,409)
85,000	Interest swap	July 15, 2010	4.91%	(4,678)	(2,537)
22,000	Interest cap	June 1, 2008	6.00%	—	—
18,000	Interest cap	June 1, 2008	6.00%	—	—

Fair value of derivative instruments designated as effective hedges				$(21,058)	$(11,946)

Total fair value of derivative instruments				$(21,019)	$(11,908)

Total fair value included in other assets				$433	$1,846

Total fair value included in other liabilities				$(21,452)	$(13,754)

     On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.
     SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).
     Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
     Currently, the Company uses interest rate caps and interest rate swaps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.
     Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of March 31, 2008, the total value of the interest rate caps and swaps valued under SFAS No. 157 included in other assets is approximately $0.4 million and the amounts included in other liabilities is approximately $21.5 million.
     Stock-based Compensation
     The Company accounts for stock based employee compensation using the fair value method of accounting described in SFAS No. 123R, Accounting for Stock-Based Compensation (“SFAS No. 123”) (as amended by SFAS No. 148 and SFAS No. 123(R)). For share grants, total compensation expense is based on the price of the Company’s stock at the grant date. For option grants, the total compensation expense is based on the estimated fair value using the Black-Scholes option-pricing model. Compensation expense is recorded ratably over the vesting period, if any.
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
     Minority Interest
     The percentage of membership units in Morgans Group LLC, our operating company, owned by the Former Parent is presented as minority interest in Morgans Group LLC in the consolidated balance sheet and was approximately $19.0 million as of March 31, 2008 and $19.2 million as of December 31, 2007. The minority interest in Morgans Group LLC is (i) increased or decreased by the limited members’ pro rata share of Morgans Group LLC’s net income or net loss, respectively; (ii) decreased by distributions; (iii) decreased by redemptions of membership units for the Company’s common stock; and (iv) adjusted to equal the net equity of Morgans Group LLC multiplied by the limited members’ ownership percentage immediately after each issuance of units of Morgans Group LLC and/or shares of the Company’s common stock and after each purchase of treasury stock through an adjustment to additional paid-in capital. Net income or net loss allocated to the minority interest in Morgans Group LLC is based on the weighted-average percentage ownership throughout the period.
     Additionally, $0.9 million and $0.6 million was recorded as minority interest as of March 31, 2008 and December 31, 2007, respectively, which represents our third-party food and beverage joint venture partner’s interest in the restaurant venture at certain of our hotels.

  New Accounting Pronouncements
     On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This statement permits companies and not-for-profit organizations to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under GAAP. SFAS No. 159 must be applied prospectively, and the effect of the first re-measurement to fair value, if any, should be reported as a cumulative effect adjustment to the opening balance of retained earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 had no material impact on the Company’s consolidated financial statements.
     On March 26, 2008, the FASB reaffirmed underlying guidance provided for in FASB Staff Position on APB Opinion 14-a (“FSP APB 14-a”) that affects the accounting for the Company’s convertible notes payable. FSP APB 14-a requires the initial debt proceeds from the sale of the Company’s convertible notes to be allocated between a liability component and an equity component. The resulting debt discount must be amortized over the period the debt is expected to remain outstanding as additional interest expense. FSP APB 14-a will require retroactive application to all periods presented and would be effective for fiscal years beginning after December 15, 2008. It is expected that the final FSP will be issued in May 2008. The Company is currently evaluating the impact that FSP APB 14-a will have on its consolidated financial statements once adopted.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”) which, among other things, provides guidance and establishes amended accounting and reporting standards for a parent company’s noncontrolling or minority interest in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting the Statement.
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”), which replaces SFAS No. 141. SFAS No. 141R, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired (including intangibles), the liabilities assumed and any noncontrolling interest in the acquired entity. Additionally, SFAS No. 141R requires that all transaction costs will be expensed as incurred. The Company is currently evaluating the impact of adopting the Statement, which is effective for fiscal years beginning on or after December 15, 2008. Adoption is prospective and early adoption is not permitted.
     In February 2008, the FASB issued Staff Position No. FAS 157-2 which provides for a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No.161 required enhanced disclosures related to derivative and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosure related to (i) how and why an entity uses derivative instruments (ii) how derivative instruments and related hedge items are accounted for under SFAS No.133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No.161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim period beginning after November 15, 2008 with early application encouraged. We are currently evaluating the impact that SFAS No. 161 will have on the Company’s financial statements.
  Reclassifications
     Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.
3. Income (Loss) Per Share
     Basic earnings per share is calculated based on the weighted average number of common stock outstanding during the period. Diluted earnings per share include the effect of potential shares outstanding, including dilutive securities. Potential dilutive securities may include shares granted under the stock incentive plan and membership units in Morgans Group LLC, which may be exchanged for shares of the Company’s common stock under certain circumstances. The 1,000,000 outstanding Morgans Group LLC membership units (which may be converted to common stock) at March 31, 2008 have been excluded from the diluted net income (loss) per common share calculation, as there would be no effect on reported diluted net income (loss) per common share. All unvested restricted stock units, LTIP Units (as defined in Note 7), stock options and contingent convertible Notes (as defined in Note 6) are excluded from loss per share as they are anti-dilutive.
     The table below details the components of the basic and diluted loss per share calculations (in thousands, except for per share data):

	Three months ended			Three months ended
	March 31, 2008			March 31, 2007
		Weighted			Weighted
		Average	EPS		Average	EPS
	Loss	Shares	Amount	Income	Shares	Amount
Basic (loss) income per share	$(6,979)	32,292	$(0.22)	$436	32,436	$0.01
Effect of dilutive stock compensation	—	—	—	—	313	—

Diluted (loss) income per share	$(6,979)	32,292	$(0.22)	$436	32,749	$0.01

     On December 10, 2007, our board of directors authorized the repurchase of up to $25.0 million of the Company’s common stock, or approximately 4% of its outstanding shares based on the then current market price. This repurchase authorization was in addition to the $50.0 million that was authorized by our board of directors on December 7, 2006 and expired on December 6, 2007. The Company repurchased its stock through the open market or in privately negotiated transactions. The timing and actual number of shares repurchased depended on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. As of March 31, 2008, the Company had exhausted this new repurchase plan and had repurchased a total of 4,277,412 shares for approximately $74.8 million under both plans.
4. Investments in and Advances to Unconsolidated Joint Ventures
     The Company’s investments in and advances to unconsolidated joint ventures and its equity in earnings (losses) of unconsolidated joint ventures are summarized as follows (in thousands):
Investments

	As of	As of
	March 31,	December 31,
Entity	2008	2007
Morgans Hotel Group Europe Ltd.	$13,693	$13,679
Restaurant Venture — SC London	(299)	(479)
Mondrian South Beach	14,890	13,373
Hard Rock Hotel & Casino	30,384	36,767
Shore Club	57	—
Echelon Las Vegas	42,639	40,826
Mondrian SoHo	5,051	5,051
Mondrian Chicago	1,049	834
Other	102	157

Total	$107,566	$110,208

Equity in income (losses) from unconsolidated joint ventures

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2008	2007
Morgans Hotel Group Europe Ltd.	$(10)	$785
Restaurant Venture — SC London	179	(256)
Mondrian South Beach	(521)	(1,368)
Hard Rock Hotel & Casino	(7,525)	(3,817)
Echelon Las Vegas	(170)	—
Other	2	2

Total	$(8,045)	$(4,654)

  Morgans Hotel Group Europe Limited
     As of March 31, 2008, the Company owned interests in two hotels in London, England, St Martins Lane, a 204-room hotel, and Sanderson, a 150-room hotel, through a 50/50 joint venture known as Morgans Hotel Group Europe Limited (“Morgans Europe”) with Walton MG London Investors V, L.L.C.
     Under a management agreement with Morgans Europe, the Company earns management fees and a reimbursement for allocable chain service and technical service expenses. The management fees are equal to 4.0% of total hotel revenues, including food and beverage, the reimbursement of allocable chain expenses are currently recovered at approximately 2.5% of hotel revenues excluding food and beverage and the technical services fees are a recovery of project specific costs. The Company is also entitled to an incentive management fee and a capital incentive fee. The Company did not earn any incentive fees during the three months ended March 31, 2008 or 2007.
     Net income or loss and cash distributions or contributions are allocated to the partners in accordance with ownership interests. The Company accounts for this investment under the equity method of accounting.
  Mondrian South Beach
     On August 8, 2006, the Company entered into a 50/50 joint venture (the “South Beach Venture”) with an affiliate of Hudson Capital. The South Beach Venture is renovating and converting an apartment building on Biscayne Bay in South Beach Miami into a condominium hotel operated under the Company’s Mondrian brand. The Company expects to operate Mondrian South Beach under a long-term incentive management contract. The hotel, which is scheduled to open in late 2008, expects to have approximately 330 units comprised of studios, one and two-bedroom units, and four penthouse suites.
     The South Beach Venture acquired the existing building and land for a gross purchase price of $110.0 million. The South Beach Venture expects to spend approximately $85.0 million on renovations. An initial equity investment of $15.0 million from each of the Company and Hudson Capital was funded at closing. Additionally, the South Beach Venture has received financing of approximately $124.0 million at a rate of LIBOR plus 300 basis points, or 6.1% at March 31, 2008. The South Beach Venture has paid down a portion of this debt with proceeds from condominium sales. The balance of this loan at March 31, 2008 was $93.5 million. This loan matures in August 2009.
     During the three months ended March 31, 2008, the Company and Hudson Capital each funded an additional $2.3 million of equity. In April 2008, the South Beach Venture received additional financing in the form of a mezzanine loan of $28.0 million. Also during April 2008, the Company and Hudson Capital each funded an additional $1.8 million of equity.
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
     The closing of the Transactions and completion of the Merger occurred on February 2, 2007. The Company funded one-third of the equity, or approximately $57.5 million, and DLJMB funded two-thirds of the equity, or approximately $115.0 million, through a joint venture. The remainder of the $770.0 million purchase price was financed with mortgage financing under a credit agreement entered into by the joint venture. The credit agreement provides for a secured term loan facility, with a term of two years or more, consisting of a $760.0 million loan for the acquisition, including $35.0 million of renovation costs, $48.2 million of financing costs and $56.3 million of cash reserves and working capital, and a loan of up to $600.0 million for future expansion of the Hard Rock. On

November 6, 2007, the joint venture entered into an amended and restated credit agreement in which the lender exercised its right to split the loan made pursuant to the original credit agreement into a mortgage loan, which is comprised of a construction loan component and an acquisition loan component, and three mezzanine loans. The proceeds of the mezzanine loans were used to prepay the acquisition loan portion of the mortgage loan made pursuant to the original credit agreement. Under the terms of the joint venture agreements, DLJMB agreed to fund 100% of the capital required to expand the Hard Rock property, up to a total of an additional $150.0 million following the closing of the Transactions. The Company has the option, but is not required to fund its pro rata share of the expansion project. As of March 31, 2008, we had funded approximately $11.1 million toward the expansion through posting letters of credit following the closing of the Transactions. The Company does not currently intend to fund any portion of future expansion costs.
     Under a property management agreement, the Company operates the hotel, retail, food and beverage, entertainment and all other businesses related to the Hard Rock, excluding the casino until March 1, 2008, as discussed below. Under the terms of the agreement, the Company receives a management fee equal to 4%, and a chain service expense reimbursement up to 1.5%, of all non-gaming revenue including casino rents and all other rental income. The Company can also earn an incentive management fee of 10% of EBITDA, as defined, above certain levels. The term of the contract is 20 years with two 10-year renewals. Beginning in 2009 or 12 months following completion of the expansion, whichever is later, the Company’s fees are subject to certain performance tests.
     At the closing of the Merger and Transactions, the joint venture had entered into a lease agreement with Golden Gaming Inc. (“Golden Gaming”) to operate the casino at the Hard Rock. Under the lease, the joint venture was entitled to receive base rent plus reimbursements for certain expenses and Golden Gaming was entitled to an annual management fee. The lease agreement with Golden Gaming was terminated effective February 29, 2008 and on March 1, 2008, the Company began operating the casino at Hard Rock.
  Echelon Las Vegas
     In January 2006, the Company entered into a 50/50 joint venture with a subsidiary of Boyd Gaming Corporation (“Boyd”), through which the venture plans to develop Delano Las Vegas and Mondrian Las Vegas, both of which are expected to open in 2010. After certain milestones in the joint venture development process have been met, the Company is expected to complete its contribution of approximately $91.5 million in cash and Boyd will contribute approximately 6.1 acres of land to the joint venture. The expected cost of the project, including the land, is estimated to be approximately $1.0 billion; however, the Company can provide no assurances that the estimated cost will approximate the actual cost. Construction of Delano Las Vegas and Mondrian Las Vegas is expected to begin in late 2008. Given the current state of the credit markets, the joint venture anticipates that additional equity and/or credit support will be necessary to obtain construction financing for the remaining cost of the project. This additional equity and/or credit support may be contributed by the Company or Boyd, or from both parties, and/or from one or more additional equity sponsors. If the joint venture is unable to obtain adequate project financing in a timely manner or at all, the Company may limit the scope of the project, defer the project or cancel the project altogether. The $30.0 million deposit the Company made toward the project upon consummation of the Hard Rock transaction would be refunded to the Company in the event that both joint venture partners elect not to continue the project.
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
     The development of Mondrian Chicago is expected to be financed by a construction loan, which has not yet been obtained. Given the current state of the credit markets, the joint venture may not be able to obtain adequate project financing in a timely manner or at all. If adequate project financing is not obtained, the joint venture may seek additional equity investors to raise capital, limit the scope of the project, defer the project or cancel the project altogether.
  Mondrian Palm Springs
     On January 14, 2008, we announced a new joint venture with Re:Loft Partners Palm Springs, LLC to develop Palm Springs Hotel & Residences, or the Resort, in downtown Palm Springs, California. The Resort plans call for a Mondrian hotel with approximately 200 rooms, as well as residences available for sale. The Resort is targeted to open in 2011. Upon completion, we expect to operate the hotel under a 10-year management contract with two five-year extension options and to have some equity ownership in the Resort.
     The development of Mondrian Palm Springs is expected to be financed by a construction loan, which has not yet been obtained. Given the current state of the credit markets, the joint venture may not be able to obtain adequate project financing in a timely manner or at all. If adequate project financing is not obtained, the joint venture may seek additional equity investors to raise capital, limit the scope of the project, defer the project or cancel the project altogether.
5. Other Liabilities
     Other liabilities consist of the following (in thousands):

	As of	As of
	March 31,	December 31,
	2008	2007
Interest swap liability (Note 2)	$21,452	$13,754
Designer fee payable	12,650	12,478
Clift pre-petition liabilities	1,842	1,746
Other	1	1

	$35,945	$27,979

6. Long-Term Debt and Capital Lease Obligations
     Long-term debt consists of the following (in thousands):

	As of	As of	Interest rate at
	March 31,	December 31,	December 31,
Description	2008	2007	2006
Notes secured by Hudson and Mondrian(a)	$370,000	$370,000	LIBOR + 1.25%
Clift debt(b)	80,464	80,092	9.6%
Promissory note(c)	10,000	10,000	8.5%
Note secured by Mondrian Scottsdale(d)	40,000	40,000	LIBOR + 2.30%
Liability to subsidiary trust(e)	50,100	50,100	8.68%
Revolving credit(f)	—	—	(f)
Convertible Notes(g)	172,500	172,500	2.375%
Capital lease obligations	6,396	6,507	various

Total long term debt	$729,460	$729,199

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
     The Company may prepay the Mortgages in whole or in part on any business day, along with a spread maintenance premium (equal to the amount of the prepayment multiplied by the applicable LIBOR margin multiplied by the ratio of the number of months between the prepayment date and October 31, 2007 divided by 12).
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
  (c) Promissory Note
     The purchase of the building across the street from Delano Miami was partially financed with the issuance of a $10.0 million three-year interest only promissory note by the Company to the seller, which matures on January 24, 2009. The note bore interest at 8.5% through January 24, 2008 and currently bears interest at 10.0%.
  (d) Mondrian Scottsdale Debt
     In May 2006, the Company obtained mortgage financing on Mondrian Scottsdale. The $40.0 million loan, which accrues interest at LIBOR plus 2.3%, matures in May 2008 and has three one-year extensions. The Company has exercised its extension option to extend the maturity date to May 2009. Further extensions are subject to certain performance tests. The Company has purchased an interest rate cap which limits the interest rate exposure to 6.0% and expires on June 1, 2008. The Company has also extended the maturity date of this interest rate cap under the same terms to June 1, 2009.
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
     Net proceeds from the issuance of Trust Notes were used by the Company to pay down the Company’s existing credit line and to fund the equity contribution on Mondrian South Beach with the remainder available for general corporate purposes.

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
     The amount available from time to time under the Revolving Credit Agreement is also contingent upon the amount of an available borrowing base calculated by reference to collateral described below. The available borrowing base is currently approximately $64.0 million, but that amount may be increased up to $225.0 million at the Borrower’s (defined below) option by increasing the amount of the mortgage on Delano Miami granted by the Delano Miami mortgage lender (discussed below) and upon payment of the related additional recording tax. Had the Borrower exercised this option, the available borrowing base as of March 31, 2008 (assuming an increase in the Delano Miami mortgage and payment of the related additional recording tax) would have been approximately $175.3 million. That availability may also be increased through procedures specified in the Revolving Credit Agreement for adding property to the borrowing base and for revaluation of the property that constitutes the borrowing base.
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
     The Revolving Credit Agreement is available on a revolving basis for general corporate purposes, including acquisitions. As of March 31, 2008, there was no borrowings outstanding under the Revolving Credit Agreement.

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

7. Omnibus Stock Incentive Plan
     On February 9, 2006, the board of directors of the Company adopted the Morgans Hotel Group Co. 2006 Omnibus Stock Incentive Plan (the “2006 Stock Incentive Plan”). The 2006 Stock Incentive Plan provides for the issuance of stock-based incentive awards, including incentive stock options, non-qualified stock options, stock appreciation rights, shares of common stock of the Company, including restricted stock units (“RSUs”) and other equity-based awards, including membership units in Morgans Group LLC which are structured as profits interests (“LTIP Units”), or any combination of the foregoing. The eligible participants in the 2006 Stock Incentive Plan included directors, officers and employees of the Company. An aggregate of 3,500,000 shares of common stock of the Company were reserved and authorized for issuance under the 2006 Stock Incentive Plan, subject to equitable adjustment upon the occurrence of certain corporate events. On April 23, 2007, the board of directors of the Company adopted, and at the annual meeting of stockholders on May 22, 2007, the stockholders approved, the Company’s 2007 Omnibus Incentive Plan (the “2007 Incentive Plan”), which amended and restated the 2006 Stock Incentive Plan and increased the number of shares reserved for issuance under the plan by up to 3,250,000 shares to a total of 6,750,000 shares. Awards other than options and stock appreciation rights reduce the shares available for grant by 1.7 shares for each share subject to such an award.
     A summary of stock-based incentive awards as of March 31, 2008 is as follows (in units, or shares, as applicable):

	Restricted Stock
	Units	LTIP Units	Stock Options
Outstanding as of January 1, 2008	572,460	1,210,875	1,873,811
Distributed/exercised during 2008	(16,526)	—	(7,085)
Forfeited during 2008	(21,174)	—	(28,388)

Outstanding as of March 31, 2008	534,760	1,210,875	1,838,338

Vested as of March 31, 2008	13,884	600,578	684,906

     Total stock compensation expense, which is included in corporate expense on the accompanying financial statements, was $2.9 million and $2.3 million for the three months ended March 31, 2008 and March 31, 2007, respectively.
     On April 10, 2008, the board of directors of the Company adopted the amended and restated 2007 Omnibus Incentive Plan (the “Amended and Restated 2007 Incentive Plan”), subject to approval from our stockholders at the 2008 annual meeting of stockholders to be held on May 20, 2008. If approved, the Amended and Restated 2007 Incentive Plan will, among other things, increase the number of shares reserved for issuance under the plan by 1,860,000 shares from 6,750,000 shares to 8,610,000 shares.
     Also during April 2008, the Company issued an aggregate of 275,661 stock options, 130,266 RSUs and 370,218 LTIPs to the Company’s executive officers and newly appointed non-employee directors under the 2007 Incentive Plan. All grants made to executive officers vest one-third of the amount granted on each of the first three anniversaries of the grant date so long as the recipient continues to be an eligible participant. All grants made to newly appointed non-employee directors were immediately vested upon grant. The fair value of each such RSU and LTIP granted in April 2008 ranged between $15.42 and $15.39 at the grant date. The fair value for each such option granted was estimated at the date of grant using the Black-Scholes option-pricing model, an allowable valuation method under SFAS No. 123R with the following assumptions: risk-free interest rate of approximately 2.9% for, expected option lives of 5.85 years, 40% volatility, no dividend rate and 10% forfeiture rate. The fair value of each such option was $6.56 at the date of grant.
8. Related Party Transactions
     The Company earned management fees, chain services fees and fees for certain technical services and has receivables from hotels it owns through investments in unconsolidated joint ventures. These fees totaled approximately $4.5 million and $4.0 million for the three months ended March 31, 2008 and 2007, respectively.
     As of March 31, 2008 and December 31, 2007, the Company had receivables from these affiliates of approximately $6.4 million and $3.4 million, respectively, which are included in receivables from related parties on the accompanying consolidated balance sheets.
     In connection with the Settlement (as defined and discussed below in Note 9) the Company and NorthStar entered into an Insurance Proceeds Sharing Agreement on January 18, 2008, pursuant to which NorthStar paid the Company one-half of the aggregate insurance proceeds received by NorthStar in connection with the Litigations (as defined in Note 9) under the Insurance Policies (as defined in Note 9) as of the date of the Insurance Proceeds Sharing Agreement. The parties have also agreed that all future insurance proceeds received from the Insurance Policies in connection with the Litigations shall be allocated equally among the parties and that the party receiving such proceeds will notify the other party within five business days of receipt of such proceeds and pay the other party its portion of the proceeds within 10 business days of receipt of such proceeds.
     David Hamamoto, the Chairman of the Board, and Marc Gordon, the Company’s Chief Investment Officer and Executive Vice President, Capital Markets, are beneficial owners of equity interests in NorthStar and Mr. Hamamoto is the Co-Chairman of the Board of Directors and Co-Chief Executive Officer of NorthStar. In addition, NorthStar, through its status as an affiliate of NorthStar Partnership, L.P., has certain rights to request, subject to certain limitations, that the Company register shares of the Company’s common stock owned by NorthStar pursuant to a registration rights agreement.
9. Litigation
     In 2002, the Company, through a wholly-owned subsidiary, Shore Club Holdings, LLC, invested in the Shore Club, and the management company, Morgans Hotel Group Management LLC (“MHG Management Company”), took over management of the property. The management agreement expires in 2022.
     In January 2006, an action was brought in New York state court against several defendants, including two subsidiaries of the company and certain officers and directors of NorthStar and the Company, including David Hamamoto, the Company’s Chairman of the Board and the Co-Chairman of the Board of Directors and Co-Chief Executive Officer of NorthStar, styled Philips South Beach, LLC v. Morgans Hotel Group Management, LLC et al., Index No. 06/600147 (N.Y. Sup. Ct.), which we refer to as the Shore Club Litigation. An additional action was commenced in March 2006 in New York state court against several defendants, including the company, NorthStar, David Hamamoto, and certain other individuals and entities, styled Century Operating Associates v. NorthStar Hospitality LLC, et al., Index No. 601007/06-E (N.Y. Sup. Ct.), which we refer to as the Century Litigation (together with the Shore Club Litigation, the “Litigations”).
          On April 4, 2008, the Company and certain of its subsidiaries entered into a global settlement agreement with Philips South Beach, LLC, Century Operating Associates, Philip Pilevsky and certain of his affiliates, Residual Hotel Interest LLC and certain of its affiliates, Becker-Paramount LLC, W. Edward Scheetz, David T. Hamamoto, RSA Associates, L.P., NorthStar and certain of its subsidiaries, Clark SB II LLC, Clark SB LLC, The Clark Foundation, The Scriven Foundation, Jane Clark and Kevin Moore, pursuant to which the Shore Club litigation, regarding the management of Shore Club, and the Century Litigation, regarding the structuring transactions that were part of the Company’s IPO and the IPO itself, along with related litigations and an additional litigation in which we are not involved, have been settled (the “Settlement”).
          The Company is not required to make any cash payments as part of the Settlement. Under the terms of the Settlement, the management agreement pursuant to which MHG Management Company manages Shore Club was amended to provide for, among other things, a reduction beginning in 2009 in the management and chain services fees, a reduction beginning in 2012 in the termination payment to be made by the owner of Shore Club to MHG Management Company upon termination of the management agreement, and certain changes to operating procedures at Shore Club.
          The Litigations have been submitted for coverage by NorthStar under certain primary and excess insurance policies (“Insurance Policies”), issued to NorthStar under which certain subsidiaries of the Company and certain individual defendants in the Litigations, including Mr. Hamamoto, are also insured. The insurers have paid certain amounts to NorthStar in connection with the Litigations under the Insurance Policies. As of March 31, 2008, the Company had received its share, or approximately $0.7 million, pursuant to the Insurance Proceeds Sharing Agreement.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
          The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those set forth under “Risk Factors” and elsewhere in our Annual Report on Form 10-K.
Overview
     We are a fully integrated hospitality company that operates, owns, acquires, develops and redevelops boutique hotels primarily in gateway cities and select resort markets in the United States and Europe. Over our 24-year history, we have gained experience operating in a variety of market conditions.
     The historical financial data presented herein is the historical financial data for:
•	our Owned Hotels, consisting of Morgans, Royalton and Hudson in New York, Delano Miami in Miami, Mondrian Los Angeles in Los Angeles, Clift in San Francisco, and Mondrian Scottsdale in Scottsdale;

•	our Joint Venture Hotels, consisting of the London hotels (Sanderson and St Martins Lane), Shore Club and Hard Rock;

•	our investments in hotels under development, such as Mondrian South Beach, Mondrian Las Vegas, Delano Las Vegas, Mondrian Chicago and Mondrian SoHo;

•	our investment in certain joint ventures food and beverage operations at our Owned Hotels and Joint Venture Hotels, discussed further below;

•	our management company subsidiary, MHG Management Company; and

•	the rights and obligations contributed to Morgans Group LLC in the formation and structuring transactions described in Note 1 to the Consolidated Financial Statements, included elsewhere in this report.
     We consolidate the results of operations for all of our Owned Hotels. Certain food and beverage operations at five of our Owned Hotels are operated under 50/50 joint ventures with restauranteur Jeffrey Chodorow. The Asia de Cuba restaurant at Mondrian Scottsdale is operated under license and management agreements with China Grill Management, a company controlled by Jeffrey Chodorow. We believe that we are the primary beneficiary of these entities because we are responsible for the majority of the entities’ expected losses or residual returns. Therefore, these entities are consolidated in our financial statements with our partner’s share of the results of operations recorded as minority interest in the accompanying consolidated financial statements. This minority interest is based upon 50% of the income of the applicable entity after giving effect to rent and other administrative charges payable to the hotel.
     We own partial interests in the Joint Venture Hotels and certain food and beverage operations at two of the Joint Venture Hotels, Sanderson and St Martins Lane. We account for these investments using the equity method as we believe we do not exercise control over significant asset decisions such as buying, selling or financing, nor are we the primary beneficiary of the entities. Under the equity method, we increase our investment in unconsolidated joint ventures for our proportionate share of net income and contributions and decrease our investment balance for our proportionate share of net losses and distributions.
     On February 2, 2007, we began managing the hotel operations at the Hard Rock. We also have signed agreements to manage the Mondrian South Beach, Mondrian Las Vegas, Delano Las Vegas, Mondrian Chicago and Mondrian SoHo once development is complete. As of March 31, 2008, we operated the following Joint Venture Hotels under management agreements which expire as follows:
•	Sanderson — April 2010 (with two 10-year extensions at our option);

•	St Martins Lane — September 2009 (with two 10-year extensions at our option);

•	Shore Club — July 2022; and

•	Hard Rock — February 2027 (with two 10-year extensions).
     These agreements are subject to early termination in specified circumstances.
Factors Affecting Our Results of Operations
     Revenues. Changes in our revenues are most easily explained by three performance indicators that are commonly used in the hospitality industry:
•	occupancy;

•	average daily rate, or ADR; and

•	revenue per available room, or RevPAR, which is the product of ADR and average daily occupancy; but does not include food and beverage revenue, other hotel operating revenue such as telephone, parking and other guest services, or management fee revenue.
     Substantially all of our revenue is derived from the operation of our hotels. Specifically, our revenue consists of:
•	Rooms revenue. Occupancy and ADR are the major drivers of rooms revenue.

•	Food and beverage revenue. Most of our food and beverage revenue is earned by our 50/50 restaurant joint ventures and is driven by occupancy of our hotels and the popularity of our bars and restaurants with our local customers.

•	Other hotel revenue. Other hotel revenue, which consists of ancillary revenue such as telephone, parking, spa, entertainment and other guest services, is principally driven by hotel occupancy.

•	Management fee — related parties revenue. We earn fees under our management agreements. These fees may include management fees as well as reimbursement for allocated chain services.
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

     Operating Costs and Expenses. Our operating costs and expenses consist of the costs to provide hotel services, including:
•	Rooms expense. Rooms expense includes the payroll and benefits for the front office, housekeeping, concierge and reservations departments and related expenses, such as laundry, rooms supplies, travel agent commissions and reservation expense. Like rooms revenue, occupancy is a major driver of rooms expense, which has a significant correlation with rooms revenue.

•	Food and beverage expense. Similar to food and beverage revenue, occupancy of our hotels and the popularity of our restaurants and bars are the major drivers of food and beverage expense, which has a significant correlation with food and beverage revenue.

•	Other departmental expense. Occupancy is the major driver of other departmental expense, which includes telephone and other expenses related to the generation of other hotel revenue.

•	Hotel selling, general and administrative expense. Hotel selling, general and administrative expense consist of administrative and general expenses, such as payroll and related costs, travel expenses and office rent, advertising and promotion expenses, comprising the payroll of the hotel sales teams, the global sales team and advertising, marketing and promotion expenses for our hotel properties, utility expense and repairs and maintenance expenses, comprising the ongoing costs to repair and maintain our hotel properties.

•	Property taxes, insurance and other. Property taxes, insurance and other consist primarily of insurance costs and property taxes.

•	Corporate expenses. Corporate expenses consist of the cost of our corporate office, net of any cost recoveries, which consists primarily of payroll and related costs, stock-based compensation expenses, office rent and legal and professional fees and costs associated with being a public company.

•	Depreciation and amortization expense. Hotel properties are depreciated using the straight-line method over estimated useful lives of 39.5 years for buildings and five years for furniture, fixtures and equipment.
Other Items
•	Interest expense, net. Interest expense, net includes interest on our debt and amortization of financing costs and is presented net of interest income and interest capitalized.

•	Equity in loss of unconsolidated joint ventures. Equity in (income) loss of unconsolidated joint ventures constitutes our share of the net profits and losses of our United Kingdom hotel joint venture, our United Kingdom food and beverage joint venture (both of which are 50% owned by us); Shore Club (in which we have a 7% ownership interest); since August 8, 2006, Mondrian South Beach (in which we have a 50% ownership interest and which is currently under development); and since February 2, 2007, Hard Rock (in which we had a 32.0% ownership interest as of March 31, 2008).

•	Minority interest. Minority interest expense constitutes the third-party food and beverage joint venture partner’s interest in the profits of the restaurant ventures at certain of our hotels.

•	Other non-operating expenses include gains and losses on sale of assets and asset restructurings, costs of abandoned development projects and financings, gain on early extinguishment of debt and other items that do not relate to the ongoing operating performance of our assets.

•	Income tax expense. One of our foreign subsidiaries is subject to United Kingdom corporate income taxes. Income tax expense is reported at the applicable rate for the periods presented. The Company is subject to Federal and state income taxes. Income taxes for the period from the three months ended March 31, 2008 and 2007 were computed using our calculated effective tax rate. We also recorded net deferred taxes related to cumulative differences in the basis recorded for certain assets and liabilities.
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
Recent Trends and Events
     Recent Trends. We believe that the economic drivers that impact underlying lodging fundamentals, such as growth in GDP, business investment and employment, have started to weaken in the first quarter of 2008 and will continue to weaken for the remainder of 2008. The expected decline in these drivers will likely result in a significantly lower revenue growth rate for our hotels than was experienced in prior years. We believe this demand could be partially offset by increased international travelers visiting the United States taking advantage of a weakened dollar. In general, the Company has experienced a change in the mix of revenues with an increase in revenues generated from non-U.S. guests and a decrease in corporate revenues, primarily in the financial services segment.
     Further, while demand growth could moderate as a result of slowing economic drivers, projections for new supply in the markets in which we own hotels suggest that supply growth will also continue to fall short of long-term historical averages. Although the pace of new lodging supply in various phases of development has increased over the past several quarters, the majority of new projects scheduled for completion in the near-term are largely concentrated in the economy and mid-scale segments and are located outside of major urban markets. Therefore, we do not expect most of the new hotel supply to directly compete with our core portfolio. We also believe the timing of some of these projects may be affected by increased building costs and the reduced availability of financing. These factors may further dampen the pace of new supply development beyond 2008.
     As we believe the trends in the lodging industry provide less opportunity for improvements in our business in 2008, there can be no assurances that any increases in hotel revenues or earnings at our properties will continue for any number of reasons, including, but not limited to, slower than anticipated growth in the economy and changes in travel patterns.
      Finally, global credit markets continue to tighten, with less credit available generally and on less favorable terms than were obtainable in the recent past. Given the current state of the credit markets, some of our new joint venture projects may not be able to obtain adequate project financing in a timely manner or at all. If adequate project financing is not obtained, the joint ventures may seek additional equity investors to raise capital, limit the scope of the project, defer the project or cancel the project altogether.
     Recent Events.
     Mondrian Palm Springs. On January 14, 2008, we announced a new joint venture with Re:Loft Partners Palm Springs, LLC to develop Palm Springs Hotel & Residences, or the Resort, in downtown Palm Springs, California. The Resort plans call for a Mondrian hotel with approximately 200 rooms, as well as residences available for sale. The Resort is targeted to open in 2011. Upon completion, we expect to operate the hotel under a 10-year management contract with two five-year extension options and to have some equity ownership in the Resort.
     Approval of Gaming License in Nevada. In January 2008, we received approval from the Nevada Gaming Commission to operate the casino at Hard Rock. We began operating the casino on March 1, 2008.
     Global Settlement of Litigations and Insurance Proceeds Sharing Agreement. On April 4, 2008, we and certain of our subsidiaries entered into a global settlement agreement with various parties pursuant to which the Shore Club litigation, regarding the management of the Shore Club hotel, and the Century litigation, regarding the structuring transactions that were part of the Company’s IPO and the IPO itself, along with related litigations and an additional litigation in which we are not involved, have been settled. In addition, on January18, 2008, we entered into an insurance proceeds sharing agreement with NorthStar regarding these litigations. See “Item 1. Legal Proceedings” for additional information regarding the global settlement and insurance proceeds sharing agreement.

Operating Results
Comparison of Three Months Ended March 31, 2008 to March 31, 2007
     The following table presents our operating results for the three months ended March 31, 2008 and the three months ended March 31, 2007, including the amount and percentage change in these results between the two periods. The consolidated operating results for the three month period ended March 31, 2007 is comparable to the Company’s consolidated operating results for the three month period ended March 31, 2008, with the exception of the addition of the Hard Rock in February 2007 and the renovation of Mondrian Los Angeles during the three months ended March 31, 2008. The consolidated operating results are as follows:

	Three Months Ended
	March 31,	March 31,
	2008	2007	Change ($)	Change (%)
	(in thousands, except percentages)
Revenues
Rooms	$46,155	$45,263	$ 892	2.0%
Food and beverage	26,570	25,557	1,013	4.0%
Other hotel	3,473	3,646	(173)	(4.7)%

Total hotel revenues	76,198	74,466	1,732	2.3%
Management fee—related parties	4,536	3,956	580	14.7%

Total revenues	80,734	78,422	2,312	2.9%

Operating Costs and Expenses
Rooms	13,169	12,627	542	4.3%
Food and beverage	19,367	17,542	1,825	10.4%
Other departmental	2,085	2,027	58	2.9%
Hotel selling, general and administrative	15,772	15,358	414	2.7%
Property taxes, insurance and other	4,054	5,697	(1,643)	(28.8)%

Total hotel operating expenses	54,447	53,251	1,196	2.2%
Corporate expense	10,337	9,055	1,282	14.2%
Depreciation and amortization	6,091	4,807	1,284	26.7%

Total operating costs and expenses	70,875	67,113	3,762	5.6%

Operating income	9,859	11,309	(1,450)	(12.8)%
Interest expense, net	10,505	10,599	(94)	(0.9)%
Equity in loss of unconsolidated joint ventures	8,045	4,654	3,391	72.9%
Minority interest in joint ventures	1,391	1,102	289	26.2%
Other non-operating expense (income)	1,062	(5,723)	6,785	(118.6)%

(Loss) income before income tax expense and minority interest	(11,144)	677	(11,821)	(1)
Income tax (benefit) expense	(3,940)	228	(4,168)	(1)

(Loss) income before minority interest	(7,204)	449	(7,653)	(1)
Minority interest	(225)	13	(238)	(1)

Net (loss) income	(6,979)	436	(7,415)	(1)
Other comprehensive (loss) income:
Unrealized loss on interest rate swap, net of tax	(4,357)	(1,218)	(3,139)	(1)
Foreign currency translation (loss) gain	14	(170)	184	(1)

Comprehensive loss	$(11,322)	$ (952)	$(10,370)	(1)

(1)	Not meaningful.

     Total Hotel Revenues. Total hotel revenues increased 2.3% to $76.2 million for the three months ended March 31, 2008 compared to $74.5 million for the three months ended March 31, 2007. RevPAR from our comparable Owned Hotels, which includes our Owned Hotels that were fully operational during the three months ended March 31, 2008 and 2007, thereby excluding Mondrian Los Angeles which was under renovation during 2008, increased by 5.6% to $252 for the three months ended March 31, 2008 compared to $239 for the same period in 2007. The components of RevPAR from our comparable Owned Hotels for the three months ended March 31, 2008 and 2007 are summarized as follows:

	Three Months Ended
	March 31,	March 31,
	2008	2007	Change ($)	Change (%)
Occupancy	79.1%	79.9%	—	(1.0)%
ADR	$319	$299	$20	6.7%
RevPAR	$252	$239	$13	5.6%
     Rooms revenue increased 2.0% to $46.2 million for the three months ended March 31, 2008 as compared to $45.3 million for the three months ended March 31, 2007, which is directly attributable to the increase in ADR and RevPAR shown above. The comparable Owned Hotels RevPAR increase of 5.6% was driven primarily by the strength of the market in New York, which experienced RevPAR growth of 6.6% and ADR growth of 10.5% for the three month period ended March 31, 2008 as compared to the three month period ended March 31, 2007. This increase was primarily driven by the newly renovated Royalton, which reopened in October 2007. Furthermore, Mondrian Scottsdale experienced RevPAR growth of 9.7% and ADR growth of 15.6% for the three month period ended March 31, 2008 as compared to the three month period ended March 31, 2007, primarily due to effects of the Super Bowl in Phoenix in January 2008 and the renovations completed in January 2007. These increases were offset by a decrease in RevPAR at Mondrian Los Angeles and Delano Miami. The decrease at Mondrian Los Angeles is due to the hotel being currently under renovation. The decrease experienced at Delano Miami was primarily due to the occurrence of the Super Bowl in Miami in February 2007. The RevPAR at Delano Miami decreased 0.5% for the three months ended March 31, 2008 as compared to the same period in 2007. Excluding the impact of the five-day Super Bowl event in 2007, RevPAR at Delano Miami increased 9.4% for the three months ended March 31, 2008 as compared to the same period in 2007
     Food and beverage revenue increased 4.0% to $26.6 million for the three months ended March 31, 2008 as compared to $25.6 million for the three months ended March 31, 2007. Increases in food and beverage revenues of 27.8% and 33.6% were experienced at Mondrian Scottsdale and Royalton, respectively. The restaurant and bars at Mondrian Scottsdale have benefitted from the additional popularity gained during the year since opening in January 2007, resulting in an increase for the three months ended March 31, 2008 as compared to the same period in 2007. The increase in revenues at Royalton is due primarily to the new restaurant, Brasserie 44 and the recently renovated bar, both of which opened in October 2007 when the newly renovated hotel reopened. Offsetting these increases, the food and beverage revenues at Mondrian Los Angeles have decreased 22.4% for the three months ended March 31, 2008 as compared to the same period in 2007 due to the renovations currently underway.
     Other hotel revenue decreased by 4.7% to $3.5 million for the three months ended March 31, 2008 as compared to $3.6 million for the three months ended March 31, 2007. Our Owned Hotels experienced a 16.6% decline in telephone revenues for the three months ended March 31, 2008 as compared to the same period in 2007 which is consistent across the industry due to increased cell phone usage. Slightly offsetting this decline, Mondrian Scottsdale had an increase in other hotel revenues primarily due to the effect of the Super Bowl in January 2008 and the hotel being fully operational during the three months ended March 31, 2008 as compared to the same period in 2007 when the hotel’s renovation was completed.
     Management Fee—Related Parties. During the first three months of 2008 and 2007, management fee—related parties was comprised of fee income from our contracts to manage our Joint Venture Hotels. The increase in management fees during the three months ended March 31, 2008 as compared to the same period in 2007 relates to three months of management fees earned in managing the Hard Rock in 2008 as compared to two months in 2007 (February 2, 2007 through March 31, 2007).
     Operating Costs and Expenses
     Rooms expense increased 4.3% to $13.2 million for the three months ended March 31, 2008 as compared to $12.6 million for the three months ended March 31, 2007. This increase was primarily due to increased costs at Royalton for the three months ended March 31, 2008 as compared to the same period in 2007 which are related to the newly renovated hotel rooms, increased guest supplies costs and housekeeping related costs. The remaining increase was driven primarily by additions of guest relations employees as part of the

Company’s continued emphasis on its customer relationship management initiatives and travel agent commissions due to higher revenues.
     Food and beverage expense increased 10.4% to $19.4 million for the three months ended March 31, 2008 as compared to $17.5 million for the three months ended March 31, 2007. The food and beverage expense increase was generally in line with increases in food and beverage revenue, with the exception of Royalton and Hudson. The increase in food and beverage expense at Royalton of 47.5% for the three months ended March 31, 2008, as compared to the same period in 2007 was primarily due to higher payroll and benefits costs in the new restaurant, Brasserie 44. The increase in food and beverage expense at Hudson of 18.2% for the three months ended March 31, 2008, as compared to the same period in 2007, was primarily due to payroll related costs which have increased in 2008 due to union wage increases and a fully staffed management team.
     Other departmental expense increased 2.9% to $2.1 million for the three months ended March 31, 2008 as compared to $2.0 million for the three months ended March 31, 2007. This increase is primarily due to increased expenses at Mondrian Scottsdale, which was opened after renovations and repositioning in January 2007.
     Hotel selling, general and administrative expense increased 2.7% to $15.8 million for the three months ended March 31, 2008 as compared to $15.4 million for the three months ended March 31, 2007. The increase is primarily attributed to increased administrative and general expenses which are consistent with increases attributable to general inflation rates.
     Property taxes, insurance and other expense decreased 28.8% to $4.1 million for the three months ended March 31, 2008 as compared to $5.7 million for the three months ended March 31, 2007. The decrease is primarily related to preopening expenses incurred during January 2007 related to the repositioning and opening of Mondrian Scottsdale.
     Corporate expense increased by 14.2% to $10.3 million for the three months ended March 31, 2008 as compared to $9.1 million for the three months ended March 31, 2007. This increase is primarily due to a $0.6 million increase in stock compensation expense due to additional grants in 2007. Further, this increase is due to increased payroll and payroll related costs incurred as a result of the hiring of additional employees due to the expansion of the Company’s hotel portfolio and development efforts.
     Depreciation and amortization increased 26.7% to $6.1 million for the three months ended March 31, 2008 as compared to $4.8 million for the three months ended March 31, 2007. This increase is a result of the renovations at Delano Miami and Royalton, which both took place during 2007.
     Interest Expense, net. Interest expense, net decreased 0.9% to $10.5 million for the three months ended March 31, 2008 as compared to $10.6 million for the three months ended March 31, 2007.
     Equity in loss of unconsolidated joint ventures increased 72.9% to $8.0 million for the three months ended March 31, 2008 as compared to $4.7 million for the three months ended March 31, 2007. This increase was primarily driven by the Company’s share of losses from Hard Rock for the three months ended March 31, 2008 as compared to the period from February 2, 2007 to March 31, 2007. The losses incurred at Hard Rock are primarily due to interest expense.
     The components of RevPAR from the comparable Joint Venture Hotels (excluding Hard Rock, as we invested in this hotel in February 2007) for the three months ended March 31, 2008 and 2007 are summarized as follows:

	Three Months Ended
	March 31,	March 31,
	2008	2007	Change ($)	Change (%)
Occupancy	73.6%	74.4%	—	(1.5)%
ADR	$473	$497	$(24)	(4.9)%
RevPAR	$348	$370	$(22)	(5.9)%
     A decrease in RevPAR was experienced at Shore Club during the three months ended March 31, 2008 as compared to the same period in 2007 primarily due to the occurrence of the Super Bowl in Miami in February 2007. The RevPAR at Shore Club decreased 11.9% for the three months ended March 31, 2008 as compared to the same period in 2007. Excluding the impact of the five-day Super Bowl event in 2007, RevPAR at Shore Club increased 4.8% for the three months ended March 31, 2008 as compared to the same period in 2007.

     The components of RevPAR from the Hard Rock for the three months ended March 31, 2008 and the period from February 2, 2007-March 31, 2007 are summarized as follows:

	Three Months	February 2,
	Ended	2007 -
	March 31,	March 31,
	2008	2007	Change ($)	Change (%)
Occupancy	94.0%	96.0%	—	(2.1)%
ADR	$184	$195	$(11)	(5.6)%
RevPAR	$173	$188	$(15)	(7.6)%
     As is customary for companies in the gaming industry, Hard Rock presents average occupancy rate and average daily rate including rooms provided on a complimentary basis. Like most operators of hotels in the non-gaming lodging industry, we do not follow this practice at our other hotels, where we present average occupancy rate and average daily rate net of rooms provided on a complimentary basis.
     Other non-operating (income) expense was expense of $1.1 million for the three months ended March 31, 2008 compared to income of $5.7 million for the three months ended March 31, 2007. For the three months ended March 31, 2007, the other non-operating income relates to a $6.1 million fee earned in facilitating the transfer of our former joint venture partner’s interest in the London hotels to Walton MG London Investors V, L.L.C. in February 2007. The expense recognized in the three months ended March 31, 2008 primarily relates to legal expenses incurred related to the Shore Club litigation which was settled during the first quarter and costs incurred related to development projects which were not capitalizable.
     Income tax (benefit) expense was a benefit of $3.9 million for the three-month period ended March 31, 2008 compared to an expense of $0.2 million for the three months ended March 31, 2007. The increase of the tax benefit is attributable to the net loss for the period ended March 31, 2008
Liquidity and Capital Resources
     As of March 31, 2008, we had approximately $81.3 million in cash and cash equivalents. The Company has both short-term and long-term liquidity requirements as described in more detail below.
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
     Long-Term Liquidity Requirements. We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next 12 months and believe these requirements consist primarily of funds necessary to pay scheduled debt maturities, renovations and other non-recurring capital expenditures that need to be made periodically to our properties and the costs associated with acquisitions and development of properties under contract and new acquisitions and development projects that we may pursue. Our long-term liquidity requirements are also affected by a potential liability to a designer for which we have accrued $12.7 million. Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, equity and debt offerings, borrowings under our line of credit, and long-term mortgages on our properties.
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
  Anticipated Capital Expenditures and Liquidity Requirements
     Property Renovations. We are renovating Mondrian Los Angeles and plan to renovate Morgans and to expand Hudson at an aggregate estimated cost of approximately $40.0 to $45.0 million in 2008 and approximately $15.0 million in 2009. We anticipate spending a significant portion of the 2008 amount on Mondrian Los Angeles. The majority of our capital expenditures are expected to be funded from operating cash flow and our restricted cash and reserve accounts.
     Echelon Las Vegas. In January 2006, we entered into a 50/50 joint venture with a subsidiary of Boyd, through which we plan to develop Delano Las Vegas and Mondrian Las Vegas, both of which are expected to open in 2010. After certain milestones in the joint venture development process have been met, we are expected to complete our contribution of approximately $91.5 million in cash and Boyd will contribute approximately 6.1 acres of land to the joint venture. It is expected that these contributions will be made during 2008. The expected cost of the project, including the land, is estimated to be approximately $1.0 billion; however, we can provide no assurances that the estimated cost will approximate the actual cost. As of March 31, 2008, we had made approximately $42.0 million in capital contributions toward our total funding requirements. This investment includes a $30.0 million deposit made to Boyd upon consummation of the Hard Rock transaction which may be returned in the event that both parties agree not to proceed with the project. We anticipate contributing approximately another $49.5 million during 2008, which amounts will be applied toward our capital contributions.
     Construction of Delano Las Vegas and Mondrian Las Vegas is expected to begin in late 2008. Given the current state of the credit markets, we anticipate that additional equity and/or credit support will be necessary to obtain construction financing for the remaining cost of the project. This additional equity and/or credit support may be contributed by us or Boyd, or from both parties, and/or from one or more additional equity sponsors. If the joint venture is unable to obtain adequate project financing in a timely manner or at all, we may limit the scope of the project, defer the project or cancel the project altogether. The $30.0 million deposit made upon consummation of the Hard Rock transaction (discussed above) would be refunded to us in the event that both joint venture partners elect not to continue the project.
     Hard Rock. Under the terms of the joint venture agreement for Hard Rock, DLJMB agreed to fund 100% of the equity capital required to expand the property, up to a total of an additional $150.0 million subsequent to the acquisition. We have the option, but are not required to fund our pro rata share of the expansion project. As of March 31, 2008, we had funded approximately $11.1 million toward the expansion through letters of credit. We do not currently intend to fund our pro rata portion of future expansion costs.
     Pursuant to the terms of the Hard Rock joint venture credit agreement and certain waivers thereto, in the event that the proceeds from any prior sales of the adjacent 15-acre parcel of excess land are less than $40.0 million, the joint venture was required to make an amortization payment or post a letter of credit to the lenders in an amount equal to $110.0 million on February 14, 2008. On February 14, 2008, DLJMB, posted a letter of credit in favor of the lenders in the amount of $110.0 million to postpone the amortization payment to August 2, 2008. In the event that the proceeds from any sales of the 15-acre parcel of excess land adjacent to the Hard Rock prior to August 2, 2008 are less than $40.0 million, the joint venture will be required to make an amortization payment to the lenders of $110.0 million on such date, which can be satisfied by drawing on the letter of credit posted by DLJMB. If the proceeds received from any such prior sales of the excess land are greater than $40.0 million, then the joint venture will be required to make an amortization payment equal to $110.0 million less the amount of any proceeds received from such sales.
     Other Estimated Uses of Capital. Other estimated capital commitments include approximately $25.0 million to fund The Gale, the hotel to be developed across the street from Delano Miami over the next two years. Additionally, the Company may have to fund approximately $20.0 million related to our equity investments in Mondrian Chicago and Mondrian Palm Springs during 2008 and 2009. The Mondrian Chicago and Mondrian Palm Spring projects do not currently have debt financing. Given the current state of the credit markets, the joint ventures may not be able to obtain adequate project financing in a timely manner or at all. If adequate project financing is not obtained, the joint ventures may seek additional equity investors to raise capital, limit the scope of the project, defer the project or cancel the project altogether.
     In addition, we may provide additional equity at Mondrian South Beach should the closing of condominium sales not occur as planned due to the recent changes in the mortgage market. As of March 31, 2008, we funded $2.3 million of additional equity at Mondrian South Beach. In April 2008, the South Beach Venture received additional financing in the form of a mezzanine loan of $28.0 million. Also during April 2008, the Company funded an additional $1.8 million of equity.

  Comparison of Cash Flows for the Three Months Ended March 31, 2008 to March 31, 2007
     Operating Activities. Net cash used in operating activities was $1.9 million for the three months ended March 31, 2008 compared to net cash provided by operating activities of $8.0 million for the three months ended March 31, 2007. The decrease in cash is primarily due to one-time non-operating income in 2007 and changes in working capital.
     Investing Activities. Net cash used in investing activities amounted to $19.1 million for the three months ended March 31, 2008 as compared to $31.8 million for the three months ended March 31, 2007. The decrease in cash used in investing activities primarily relates to the $30.0 million deposit the Company made in February 2007 related to its investment in Echelon Las Vegas for which there was no comparable investment in 2008.
     Financing Activities. Net cash used in financing activities amounted to $20.4 million for the three months ended March 31, 2008 as compared to net cash provided by financing activities of $5.9 million for the three months ended March 31, 2007. Cash was used during the three months ended March 31, 2008 and 2007 to fund our common stock repurchases of $19.2 million and $20.6 million, respectively. During the three months ended March 31, 2007, we received funds from our draw on our credit facility, which was used to fund the Echelon Las Vegas deposit, discussed above.
Debt
     Revolving Credit Agreement. On October 6, 2006, we and certain of our subsidiaries entered into a revolving credit facility in the initial amount of $225.0 million, which includes a $50.0 million letter of credit sub-facility and a $25.0 million swingline sub-facility (collectively, the “Revolving Credit Agreement”), with Wachovia Capital Markets, LLC and Citigroup Global Markets Inc.
     The amount available from time to time under the Revolving Credit Agreement is also conditioned upon the amount of an available borrowing base calculated by reference to collateral described below. Currently, the available borrowing base is approximately $64.0 million, but that amount may be increased up to $225.0 million at the borrower’s option by increasing the amount of the borrowing capacity on Delano Miami granted by the Delano Miami mortgage lender (discussed below) and upon payment of the related additional recording tax. Had the borrower exercised this option, the available borrowing base as of March 31, 2008 (assuming an increase in the Delano Miami mortgage and payment of the related additional recording tax) would have been approximately $175.3 million. That availability may also be increased through procedures specified in the Revolving Credit Agreement for adding property to the borrowing base and for revaluation of the property that constitutes the borrowing base.
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
     As of March 31, 2008, we were in compliance with the covenants of the Revolving Credit Agreement.
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
     Mortgage Agreement. Also on October 6, 2006, our subsidiaries entered into mortgage financings with Wachovia Bank, National Association, as lender, consisting of two separate mortgage loans and a mezzanine loan. These loans, a $217.0 million first mortgage note secured by Hudson, a $32.5 million mezzanine loan secured by a pledge of the equity interests in our subsidiary owning Hudson, and a $120.5 million first mortgage note secured by Mondrian Los Angeles, which we refer to collectively as the Mortgages, all mature on July 15, 2010.
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
     The Mortgages prohibit the incurrence of additional debt on Hudson and Mondrian Los Angeles. Furthermore, the subsidiary borrowers are not permitted to incur additional mortgage debt or partnership interest debt. In addition, the Mortgages do not permit (i) transfers of more than 49% of the interests in the subsidiary borrowers, Morgans Group LLC or the Company or (ii) a change in control of the subsidiary borrowers or in respect of Morgans Group LLC or the Company itself without, in each case, complying with various conditions or obtaining the prior written consent of the lender.
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
     As of March 31, 2008, we were in compliance with the covenants of the Mortgages.
     Notes to a Subsidiary Trust Issuing Preferred Securities. In August 2006, we formed a newly established trust, MHG Capital Trust I, or the Trust, to issue $50.0 million of trust preferred securities in a private placement. The sole assets of the Trust consist of the Trust Notes due October 30, 2036 issued by Morgans Group LLC and guaranteed by us. The proceeds of the issuance of the Trust Notes were used to repay our then-existing credit agreement and to fund the equity contribution on Mondrian South Beach with the remainder available for general corporate purposes. The Trust Notes have a 30-year term, ending October 30, 2036, and bear interest at a fixed rate of 8.68% for the first 10 years, ending October 2016, and thereafter will bear interest at a floating rate based on the three-month LIBOR plus 3.25%. These securities are redeemable by the Trust at par beginning on October 30, 2011.
     The Trust Note agreement requires that we maintain a fixed charge coverage ratio of 1.4 to 1.0 and prohibited us from issuing subordinate debt through February 4, 2007. As of March 31, 2008, we were in compliance with the covenants of the Trust Note agreement.
     Clift. We lease Clift under a 99-year non-recourse lease agreement expiring in 2103. The lease is accounted for as a financing with a balance of $80.5 million at March 31, 2008. The lease payments are $2.8 million per year through October 2006 and $6.0 million per year through October 2014 with inflationary increases at five-year intervals thereafter beginning in October 2014.
     Hudson. We lease two condominium units at Hudson which are reflected as capital leases with balances of $6.1 million at March 31, 2008. Currently, annual lease payments total approximately $800,000 and are subject to increases in line with inflation. The leases expire in 2096 and 2098.
     Promissory Note. The purchase of the Gale, the property across from the Delano Miami, was partially financed with the issuance of a $10.0 million three-year interest only promissory note by us to the seller, which matures on January 24, 2009. At March 31, 2008, the note bore interest at 10.0%, effective January 2008 through maturity.
     Mondrian Scottsdale Debt. In May 2006, we obtained mortgage financing on Mondrian Scottsdale. The $40.0 million loan, which accrues interest at LIBOR plus 2.30%, matures in May 2008 and has three one-year extensions. We have exercised our option to extend the maturity date until May 2009. We have purchased an interest rate cap which limits the interest rate exposure to 6.0% and expires on June 1, 2008. We have also extended the maturity date of this interest rate cap under the same terms to June 1, 2009.
     Convertible Debt. On October 17, 2007, we completed an offering of $172.5 million aggregate principal amount of 2.375% Senior Subordinated Convertible Notes, or the Notes, in a private offering, which included an additional issuance of $22.5 million in aggregate principal amount of Notes as a result of the initial purchasers’ exercise in full of their overallotment option. The Notes are the senior subordinated unsecured obligations of the Company and are guaranteed on a senior subordinated basis by our operating company, Morgans Group LLC. The Notes are convertible into shares of our common stock under certain circumstances and upon the occurrence of specified events.
     In connection with the private offering, the Company entered into certain convertible note hedge and warrant transactions. These transactions are intended to reduce the potential dilution to the holders of our common stock upon conversion of the Notes and will generally have the effect of increasing the conversion price of the Notes to approximately $40.00 per share, representing a 82.23% premium based on the last reported sale price of our common stock of $21.95 per share on October 11, 2007. The net proceeds to us from the sale of the Notes was approximately $166.8 million (of which approximately $24.1 million was used to fund the note call options and warrant transactions).
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
Capital Expenditures and Reserve Funds
     We are obligated to maintain reserve funds for capital expenditures at our hotels as determined pursuant to our debt and lease agreements. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. Our debt and lease agreements require us to reserve funds at amounts equal to 4% of the hotel’s revenues and require the funds to be set aside in restricted cash. In addition, the restaurant joint ventures require the ventures to set aside restricted cash of between 2% to 4% of gross revenues of the restaurant. As of March 31, 2008, $6.2 million was available in restricted cash reserves for future capital expenditures. In addition, as of March 31, 2008, we had a reserve for major capital improvements of $2.5 million under the Mortgages.
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
     On June 29, 2005, we entered into an interest rate cap agreement with a notional amount of $580.0 million, the then full amount of debt secured by five hotels (Hudson, Mondrian Los Angeles, Delano Miami, Morgans and Royalton), with a LIBOR cap of 4.25% which expired on July 9, 2007. We recognized the change in the fair value of this agreement in interest expense.
     On February 22, 2006, we entered into an interest rate forward starting swap that effectively fixes the interest rate on $285.0 million of debt from June 2007 through June 2010. This derivative qualifies for hedge accounting treatment per SFAS No. 133 and accordingly, the change in fair value of this instrument is recognized in other comprehensive income.
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
     Morgans Europe’s net income or loss and cash distributions or contributions are allocated to the partners in accordance with ownership interests. At March 31, 2008, our investment in Morgans Europe was $13.7 million. We account for this investment under the equity method of accounting. Our equity in income or loss of the joint venture amounted to a loss of $10.3 million for the three months ended March 31, 2008 and income of $0.8 million for the three months ended March 31, 2007.
     South Beach Venture. We own a 50% interest in a building on Biscayne Bay in South Beach Miami through the South Beach Venture. The South Beach Venture is in the process of renovating and converting the building into a condominium and hotel to be operated under our Mondrian brand. We will operate Mondrian South Beach under a long-term incentive management contract.
     We account for this investment under the equity method of accounting. At March 31, 2008, our investment in the South Beach Venture was $14.9 million. Our equity in loss of the South Beach Venture amounted to a loss of $0.5 million and $1.4 million for the three months ended March 31, 2008 and 2007, respectively.
     Hard Rock. As of March 31, 2008, we owned a 32.0% interest (based on cash contributions) in Hard Rock in Las Vegas through a joint venture with DLJMB. Under a management agreement, we earn management fees based on the operation of the hotel, retail, food and beverage, entertainment, and all other businesses related to Hard Rock, excluding the operations of the casino. We account for this investment under the equity method of accounting. At March 31, 2008, our investment in the Hard Rock venture was $30.4 million. Our equity in loss of this venture was $7.5 million and $3.8 million for the three months ended March 31, 2008 and 2007, respectively.
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
     We account for this investment under the equity method of accounting. At March 31, 2008, our investment in the Echelon Las Vegas venture was $42.6 million. Our equity in loss of the Echelon Las Vegas venture was $0.2 million and $0 for the three months ended March 31, 2008 and 2007, respectively.
     Mondrian SoHo. In June 2007, we contributed $5.0 million for a 20% equity interest in a joint venture with Cape Advisors Inc. to acquire and develop a Mondrian hotel in the SoHo neighborhood of New York City. Upon completion, we are expected to operate the hotel under a 10-year management contract with two 10-year extension options. As of March 31, 2008, our investment in the Mondrian SoHo venture was $5.1 million.
     Mondrian Chicago. In June 2007, we formed a joint venture with M Development to lease and develop a Mondrian hotel in Chicago. We will have a 49% equity interest in the joint venture and expect to contribute approximately $15.0 million to the project, of which approximately $0.5 million was contributed in June 2007. Upon completion, we are expected to operate the hotel under a 20-year management contract with two 5-year extension options. As of March 31, 2008, our investment in the Mondrian Chicago venture was $1.0 million.
     For further information regarding our off balance sheet arrangements, see Note 4 to the Consolidated Financial Statements.
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
     We evaluate our estimates on an ongoing basis. We base our estimates on historical experience, information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. No material changes to our critical accounting policies have occurred since December 31, 2007.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Quantitative and Qualitative Disclosures About Market Risk
     Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Some of our outstanding debt has a variable interest rate. As described in “Management’s Discussion and Analysis of Financial Results of Operations — Derivative Financial Instruments” above, we use some derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of March 31, 2008, our total outstanding debt, including capitalized lease obligations, was approximately $729.5 million, of which approximately $410.0 million, or 56.2%, was variable rate debt.
     We entered into hedging arrangements on $285.0 million of debt which became effective on July 9, 2007 and cap LIBOR at approximately 5.0%. At March 31, 2008, the LIBOR rate was 2.5%. If market rates of interest on this variable rate debt increases by 1.0%, or 100 basis points, the increase in interest expense would reduce future pre-tax earnings and cash flows by approximately $2.9 million annually. The maximum annual amount the interest expense would increase on this variable rate debt is $7.3 million due to our interest rate cap agreement. If market rates of interest on this variable rate debt decrease by 1.0%, or 100 basis points, the decrease in interest expense would increase pre-tax earnings and cash flows by approximately $2.9 million annually.
     We also entered into hedging arrangements on $40.0 million of debt secured by Mondrian Scottsdale, with a LIBOR cap of 6.0% through June 1, 2008. If market rates of interest on this variable rate debt increases by 1.0%, or 100 basis points, the increase in interest expense would reduce future pre-tax earnings and cash flows by approximately $0.4 million annually. The maximum annual amount the interest expense would increase on this variable rate debt is $1.4 million due to our interest rate cap agreement. If market rates of interest on this variable rate debt decrease by 1.0%, or 100 basis points, the decrease in interest expense would increase pre-tax earnings and cash flows by approximately $0.4 million annually. We have extended this interest rate cap under the same terms which will expire on June 1, 2009.
     If market rates of interest increase by 1.0%, or approximately 100 basis points, the fair value of our fixed rate debt would decrease by approximately $26.2 million. If market rates of interest decrease by 1.0%, or approximately 100 basis points, the fair value of our fixed rate debt would increase by $31.6 million.
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
     There were no changes in our internal control over financial reporting (as defined in Rule 13a-15 of the Securities and Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
Litigation
     In 2002, we, through a wholly-owned subsidiary, Shore Club Holdings, LLC, invested in Shore Club, and our management company, MHG Management Company, took over management of the property. The management agreement expires in 2022.
     In January 2006, an action was brought in New York state court against several defendants, including two subsidiaries of the Company and certain officers and directors of NorthStar and the Company, including David Hamamoto, the Company’s Chairman of the Board and the Co-Chairman of the Board of Directors and Co-Chief Executive Officer of NorthStar, styled Philips South Beach, LLC v. Morgans Hotel Group Management, LLC et al., Index No. 06/600147 (N.Y. Sup. Ct.), which we refer to as the Shore Club Litigation. An additional action was commenced in March 2006 in New York state court against several defendants, including the company, NorthStar, David Hamamoto, and certain other individuals and entities, styled Century Operating Associates v. NorthStar Hospitality LLC, et al., Index No. 601007/06-E (N.Y. Sup. Ct.), which we refer to as the Century Litigation (together with the Shore Club Litigation, the “Litigations”).
     On April 4, 2008, the Company and certain of its subsidiaries entered into a global settlement agreement with Philips South Beach, LLC, Century Operating Associates, Philip Pilevsky and certain of his affiliates, Residual Hotel Interest LLC and certain of its affiliates, Becker-Paramount LLC, W. Edward Scheetz, David T. Hamamoto, RSA Associates, L.P., NorthStar and certain of its subsidiaries, Clark SB II LLC, Clark SB LLC, The Clark Foundation, The Scriven Foundation, Jane Clark and Kevin Moore, pursuant to which the Shore Club litigation, regarding the management of the Shore Club hotel, and the Century Litigation, regarding the structuring transactions that were part of the company’s IPO and the IPO itself, along with related litigations and an additional litigation in which we are not involved, have been settled (the “Settlement”).
     We are not required to make any cash payments as part of the Settlement. Under the relevant terms of the Settlement, the management agreement pursuant to which MHG Management Company manages Shore Club will be amended to provide for, among other things, a reduction beginning in 2009 in the management and chain services fees, a reduction beginning in 2012 in the termination payment to be made by the owner of Shore Club to MHG Management Company upon termination of the management agreement, and certain changes to operating procedures at Shore Club.
     The Litigations have been submitted for coverage by NorthStar under certain primary and excess insurance policies, or Insurance Policies, issued to NorthStar under which certain subsidiaries of the company and certain individual defendants in the Litigations, including Mr. Hamamoto, are also insured. The insurers have paid certain amounts to NorthStar in connection with the Litigations under the Insurance Policies.
     The Company and NorthStar entered into an Insurance Proceeds Sharing Agreement on January 18, 2008, pursuant to which NorthStar paid us one-half of the aggregate insurance proceeds received by NorthStar in connection with the Litigations under the Insurance Policies as of the date of the Insurance Proceeds Sharing Agreement. The parties have also agreed that all future insurance proceeds received from the Insurance Policies in connection with the Litigations shall be allocated equally among the parties and that the party receiving such proceeds will notify the other party within five business days of receipt of such proceeds and pay the other party its portion of the proceeds within ten business days of receipt of such proceeds.
     David Hamamoto, the Chairman of the Board, and Marc Gordon, the company’s Chief Investment Officer and Executive Vice President, Capital Markets, are beneficial owners of equity interests in NorthStar and Mr. Hamamoto is the Co-Chairman of the Board of Directors and Co-Chief Executive Officer of NorthStar. In addition, NorthStar, through its status as an affiliate of NorthStar Partnership, L.P., has certain rights to request, subject to certain limitations, that the Company register shares of the Company’s common stock owned by NorthStar pursuant to a registration rights agreement.”
Other Litigation
     We are involved in various lawsuits and administrative actions in the normal course of business. In management’s opinion, disposition of these lawsuits is not expected to have a material adverse effect on our financial position, results of operations or liquidity.

Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. We believe that the following risk factor no longer applies to the Company: “We are currently involved in litigation regarding our management of Shore Club. This litigation may harm our business or reputation and defense of this litigation may divert management resources from the operations of our business.” Otherwise, we do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
First Quarter 2008 Purchases of Equity Securities
     The following table provides information about the Company’s purchases of its common stock during the quarter ended March 31, 2008:

Approximate Dollar
			Total Number of	Value of Common
			Common Shares	Shares that May Yet Be
	Total Number of		Purchased as Part of	Purchased Under the
	Common Shares	Average Price Paid per	Publicly Announced	Plans or Programs
Period	Purchased (1)	Common Share	Plans or Programs	(in thousands)
January 1-31, 2008	1,156,828	$16.54	1,156,828	$—
February 1-29, 2008	—	—	—	—
March 1-31, 2009	—	—	—	—

Total	1,156,828	$16.54	1,156,828	$—

(1)	All shares were repurchased under our 2007 stock repurchase program. Our 2007 stock repurchase program was authorized by our board of directors and announced by the Company on December 10, 2007. Under the 2007 stock repurchase program, we were authorized to repurchase up to $25.0 million of our common stock through the open market or in privately negotiated transactions from time to time on or before December 10, 2008. Repurchases authorized under the 2007 stock repurchase program are in addition to the $50.0 million that was authorized under the expired 2006 stock repurchase program. Additional repurchases under the 2007 stock repurchase program in January 2008 completed our purchases under this program.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits.
     The exhibits listed in the accompanying Exhibit Index are filed as part of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Morgans Hotel Group Co.
May 9, 2008	/s/ Fred J. Kleisner
Fred J. Kleisner
President and Chief Executive Officer

May 9, 2008	/s/ Richard Szymanski
Richard Szymanski
Chief Financial Officer and Secretary

Exhibit Index

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated May 11, 2006, by and among Morgans Hotel Group Co., MHG HR Acquisition Corp., Hard Rock Hotel, Inc. and Peter Morton (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 17, 2006)

2.2	First Amendment to Agreement and Plan of Merger, dated as of January 31, 2007, by and between Morgans Hotel Group Co., MHG HR Acquisition Corp., Hard Rock Hotel, Inc., (solely with respect to Section 1.6 and Section 1.8 thereof) 510 Development Corporation and (solely with respect to Section 1.7 thereof) Peter A. Morton (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 6, 2007)

3.1	Amended and Restated Certificate of Incorporation of Morgans Hotel Group Co. (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on February 6, 2006)

3.2	Amended and Restated By-laws of Morgans Hotel Group Co. (incorporated by reference to Exhibit 3.2 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on February 6, 2006)

4.1	Specimen Certificate of Common Stock of Morgans Hotel Group Co. (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on January 17, 2006)

4.2	Junior Subordinated Indenture, dated as of August 4, 2006, between Morgans Hotel Group Co., Morgans Group LLC and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 11, 2006)

4.3	Amended and Restated Trust Agreement of MHG Capital Trust I, dated as of August 4, 2006, among Morgans Group LLC, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, and the Administrative Trustees Named Therein (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 11, 2006)

4.4	Stockholder Protection Rights Agreement, dated as of October 9, 2007, between Morgans Hotel Group Co. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on October 10, 2007)

4.5	Indenture related to the Senior Subordinated Convertible Notes due 2014, dated as of October 17, 2007, by and among Morgans Hotel Group Co., Morgans Group LLC and The Bank of New York, as trustee (including form of 2.375% Senior Subordinated Convertible Note due 2014) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on October 17, 2007)

4.6	Registration Rights Agreement, dated as of October 17, 2007, between Morgans Hotel Group Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on October 17, 2007)

10.1	Amended and Restated Employment Agreement, effective as of April 1, 2008, by and between Morgans Hotel Group Co. and Marc Gordon (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 17, 2008)

10.2	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of Morgans Group LLC, dated as of April 4, 2008*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*