Form 10-Q
period 2008-06-30
Morgans Hotel Group Co.
filed 2008-08-08
CIK 1342126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of August 8, 2008 was 31,080,047.

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

\

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Morgans Hotel Group Co.
Consolidated Balance Sheets
(in thousands, except share data)

	June 30,	December 31,
	2008	2007
	(unaudited)
Assets
Property and equipment, net	$557,069	$535,609
Goodwill	73,698	73,698
Investments in and advances to unconsolidated joint ventures	116,738	110,208
Cash and cash equivalents	72,919	122,712
Restricted cash	23,166	28,604
Accounts receivable, net	10,557	10,333
Related party receivables	4,500	3,422
Prepaid expenses and other assets	11,235	11,369
Deferred income taxes	32,892	27,636
Other, net	18,499	19,532

Total assets	$921,273	$943,123

Liabilities and Stockholders’ Equity
Long-term debt and capital lease obligations	$729,766	$729,199
Accounts payable and accrued liabilities	32,047	36,126
Other liabilities	27,899	27,979

Total liabilities	789,712	793,304
Minority interest	19,137	19,833
Commitments and contingencies
Common stock, $.01 par value; 200,000,000 shares authorized; 36,277,495 shares issued at June 30, 2008 and December 31, 2007, respectively	363	363
Treasury stock, at cost, 4,107,548 and 3,057,581 shares of common stock at June 30, 2008 and December 31, 2007, respectively	(72,979)	(54,361)
Additional paid-in capital	224,089	216,494
Comprehensive income	(6,600)	(7,771)
Accumulated deficit	(32,449)	(24,739)

Stockholders’ equity	112,424	129,986

Total liabilities and stockholders’ equity	$921,273	$943,123

See accompanying notes to consolidated financial statements.

Morgans Hotel Group Co.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share data)
(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenues
Rooms	$46,867	$47,266	$93,021	$92,528
Food and beverage	26,554	26,793	53,123	52,350
Other hotel	3,350	3,597	6,823	7,243

Total hotel revenues	76,771	77,656	152,967	152,121
Management fee-related parties	4,552	5,014	9,088	8,971

Total revenues	81,323	82,670	162,055	161,092
Operating Costs and Expenses
Rooms	11,896	12,355	25,065	24,983
Food and beverage	18,355	17,250	37,722	34,792
Other departmental	1,924	1,943	4,009	3,970
Hotel selling, general and administrative	14,599	14,746	30,372	30,103
Property taxes, insurance and other	3,729	4,259	7,782	9,956

Total hotel operating expenses	50,503	50,553	104,950	103,804
Corporate expense	12,310	9,559	22,647	18,614
Depreciation and amortization	6,018	4,877	12,109	9,684

Total operating costs and expenses	68,831	64,989	139,706	132,102
Operating income	12,492	17,681	22,349	28,990
Interest expense, net	10,327	11,215	20,831	21,814
Equity in loss of unconsolidated joint ventures	865	2,282	8,910	6,936
Minority interest in consolidated joint ventures	1,208	1,020	2,599	2,122
Other non-operating expenses (income)	1,406	1,607	2,468	(4,117)

(Loss) income before income tax expense and minority interest	(1,314)	1,557	(12,459)	2,235
Income tax expense (benefit)	(572)	689	(4,512)	917

(Loss) income before minority interest	(742)	868	(7,947)	1,318
Minority interest	(11)	27	(236)	40

Net (loss) income	$(731)	$841	$(7,711)	$1,278

Other comprehensive income (loss)
Unrealized gain on interest rate swap, net of tax	$5,493	$4,703	$1,136	$3,484
Foreign currency translation gain	21	236	35	66

Comprehensive income (loss)	$4,783	$5,780	$(6,540)	$4,828

(Loss) income per share:
Basic and diluted	$(0.02)	$0.03	$(0.24)	$0.04
Weighted average number of common shares outstanding:
Basic	32,191	32,361	32,276	32,628
Diluted	32,191	32,689	32,276	32,956
See accompanying notes to consolidated financial statements.

Morgans Hotel Group Co.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2007
Cash flows from operating activities
Net (loss) income	$(7,711)	$1,278
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	11,775	9,343
Amortization of other costs	334	341
Amortization of deferred financing costs	1,440	954
Stock based compensation	7,349	5,329
Accretion of interest on capital lease obligation	743	—
Equity in loss from unconsolidated joint ventures	8,910	6,936
Loss on disposal of property and equipment	117	623
Deferred income taxes	(4,119)	(2,995)
Change in value of interest rate caps and swaps, net	—	2,880
Minority interest	2,363	(240)
Changes in assets and liabilities:
Accounts receivable, net	(224)	551
Related party receivables	(1,078)	(1,469)
Restricted cash	3,461	(3,796)
Prepaid expenses and other assets	(963)	(2,218)
Accounts payable and accrued liabilities	(4,158)	1,398
Other liabilities	358	802

Net cash provided by operating activities	18,597	18,113

Cash flows from investing activities
Additions to property and equipment	(33,349)	(19,175)
Withdrawals from (deposits into) capital improvement escrows, net	1,977	(545)
Distributions and reimbursements from unconsolidated joint ventures	667	12,015
Investments in unconsolidated joint ventures	(16,049)	(42,643)

Net cash used in investing activities	(46,754)	(50,348)

Cash flows from financing activities
Proceeds from long-term debt	—	43,248
Payments on long-term debt and capital lease obligations	(176)	(5,263)
Cash paid in connection with vesting of stock based awards	(73)	—
Repurchase of Company’s common stock	(19,173)	(20,556)
Distributions to holders of minority interest in consolidated subsidiaries	(2,186)	—
Financing costs	(28)	(217)

Net cash (used in) provided by financing activities	(21,636)	17,212

Net decrease cash and cash equivalents	(49,793)	(15,023)
Cash and cash equivalents, beginning of period	122,712	27,549

Cash and cash equivalents, end of period	$72,919	$12,526

Supplemental disclosure of cash flow information
Cash paid for interest	$17,568	$18,281

Cash paid for taxes	$952	$1,257

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
In connection with the IPO, the Former Parent contributed the subsidiaries and ownership interests in nine operating hotels in the United States and the United Kingdom to Morgans Group LLC in exchange for membership units. Simultaneously, Morgans Group LLC issued additional membership units to the Predecessor in exchange for cash raised by the Company from the IPO. The Former Parent also contributed all the membership interests in its hotel management business to Morgans Group LLC in return for 1,000,000 membership units in Morgans Group LLC exchangeable for shares of the Company’s common stock. The Company is the managing member of Morgans Group LLC, and has full management control. On April 24, 2008, 45,935 outstanding membership units in Morgans Group LLC were redeemed in exchange for 45,935 shares of the Company’s common stock. As of June 30, 2008, 954,065 membership units in Morgans Group LLC remain outstanding.
On February 17, 2006, the Company completed its IPO. The Company issued 15,000,000 shares of common stock at $20 per share resulting in net proceeds of approximately $272.5 million, after underwriters’ discounts and offering expenses. On February 17, 2006, the Company paid down $294.6 million of long-term debt which included principal and interest, and paid in full the preferred equity in Clift due a related party of $11.4 million, which included outstanding interest and distributed $9.5 million to certain stockholders.
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
Operating Hotels
The Company’s operating hotels as of June 30, 2008 are as follows:

		Number of
Hotel Name	Location	Rooms	Ownership
Delano Miami	Miami Beach, FL	194	(1)
Hudson	New York, NY	807	(5)
Mondrian Los Angeles	Los Angeles, CA	237	(1)
Morgans	New York, NY	113	(1)
Royalton	New York, NY	168	(1)
Sanderson	London, England	150	(2)
St Martins Lane	London, England	204	(2)
Shore Club	Miami Beach, FL	309	(3)
Clift	San Francisco, CA	363	(4)
Mondrian Scottsdale	Scottsdale, AZ	194	(1)
Hard Rock Hotel & Casino	Las Vegas, NV	646	(6)

(1)	Wholly-owned hotel.

(2)	Owned through a 50/50 unconsolidated joint venture.

(3)	Operated under a management contract, with an unconsolidated minority ownership interest of approximately 7%.

(4)	The hotel is operated under a long-term lease, which is accounted for as a financing.

(5)	The hotel is structured as a condominium, in which the Company owns approximately 96% of the square footage of the entire building.

(6)	Operated under a management contract and owned through an unconsolidated joint venture, in which the Company owned approximately 27.4% at June 30, 2008 based on cash contributions.
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
A summary of the Company’s derivative and hedging instruments that have been recognized in earnings as of June 30, 2008 and December 31, 2007 is as follows (in thousands):

				Estimated	Estimated
				Fair Market	Fair Market
				Value at	Value at
	Type of	Maturity	Strike	June 30,	December 31,
Notional Amount	Instrument	Date	Rate	2008	2007
$285,000	Sold interest cap	—	4.25%	(1,372)	(1,793)
285,000	Interest cap	July 9, 2010	4.25%	1,438	1,831
85,000	Interest cap	July 15, 2010	7.00%	30	15
85,000	Sold interest cap	—	7.00%	(28)	(15)

Fair value of derivative instruments not designated as hedges				$68	$38

A summary of the Company’s derivative instruments that have been designated as hedges under SFAS No. 133 as of June 30, 2008 and December 31, 2007 is as follows (in thousands):

				Estimated	Estimated
				Fair Market	Fair Market
				Value at	Value at
	Type of	Maturity	Strike	June 30,	December 31,
Notional Amount	Instrument	Date	Rate	2008	2007
$285,000	Interest swap	July 9, 2010	5.04%	$(9,265)	$(9,409)
85,000	Interest swap	July 15, 2010	4.91%	(2,583)	(2,537)
18,000	Interest swap	June 1, 2009	6.00%	—	—
22,000	Interest swap	June 1, 2009	6.00%	—	—

Fair value of derivative instruments designated as effective hedges				$(11,848)	$(11,946)

Total fair value of derivative instruments				$(11,780)	$(11,908)

Total fair value included in other assets				$1,468	$1,846

Total fair value included in other liabilities				$(13,248)	$(13,754)

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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of June 30, 2008, the total value of the interest rate caps and swaps valued under SFAS No. 157 included in other assets is approximately $1.5 million and the amounts included in other liabilities is approximately $13.2 million.
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
Minority Interest
The percentage of membership units in Morgans Group LLC, our operating company, owned by the Former Parent is presented as minority interest in Morgans Group LLC in the consolidated balance sheet and was approximately $18.1 million as of June 30, 2008 and $19.2 million as of December 31, 2007. The minority interest in Morgans Group LLC is (i) increased or decreased by the limited members’ pro rata share of Morgans Group LLC’s net income or net loss, respectively; (ii) decreased by distributions; (iii) decreased by redemptions of membership units for the Company’s common stock; and (iv) adjusted to equal the net equity of Morgans Group LLC multiplied by the limited members’ ownership percentage immediately after each issuance of units of Morgans Group LLC and/or shares of the Company’s common stock and after each purchase of treasury stock through an adjustment to additional paid-in capital. Net income or net loss allocated to the minority interest in Morgans Group LLC is based on the weighted-average percentage ownership throughout the period.

Additionally, $1.0 million and $0.6 million was recorded as minority interest as of June 30, 2008 and December 31, 2007, respectively, which represents our third-party food and beverage joint venture partner’s interest in the restaurant venture at certain of our hotels.
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
In May 2008, the FASB issued FASB Staff Position No. APB 14-1 (“FSP APB 14-1”) which clarifies the accounting for the Company’s convertible notes payable. FSP APB 14-1 requires the initial debt proceeds from the sale of the Company’s convertible notes to be allocated between a liability component and an equity component. The resulting debt discount must be amortized over the period the debt is expected to remain outstanding as additional interest expense. FSP APB 14-1 will require retroactive application to all periods presented and would be effective for fiscal years beginning after December 15, 2008. The FSP APB 14-1 is effective for us as of January 1, 2009 and early adoption is not permitted. The Company is currently evaluating the impact that FSP APB 14-1 will have on its consolidated financial statements once adopted.
Reclassifications
Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.

3. Income (Loss) Per Share
Basic earnings per share is calculated based on the weighted average number of common stock outstanding during the period. Diluted earnings per share include the effect of potential shares outstanding, including dilutive securities. Potential dilutive securities may include shares and options granted under the Company’s stock incentive plan and membership units in Morgans Group LLC, which may be exchanged for shares of the Company’s common stock under certain circumstances. The 954,065 outstanding Morgans Group LLC membership units (which may be converted to common stock) at June 30, 2008 have been excluded from the diluted net income (loss) per common share calculation, as there would be no effect on reported diluted net income (loss) per common share. All unvested restricted stock units, LTIP Units (as defined in Note 7), stock options and contingent convertible Notes (as defined in Note 6) are excluded from loss per share as they are anti-dilutive.
The table below details the components of the basic and diluted loss per share calculations (in thousands, except for per share data):

	Three months ended			Six months ended
	June 30, 2008			June 30, 2008
		Weighted			Weighted
		Average	EPS		Average	EPS
	Loss	Shares	Amount	Loss	Shares	Amount
Basic loss per share	$(731)	32,191	$(0.02)	$(7,711)	32,276	$(0.24)
Effect of dilutive stock compensation	—	—	—	—	—	—

Diluted loss per share	$(731)	32,191	$(0.02)	$(7,711)	32,276	$(0.24)

On July 1, 2008, the Company’s board of directors authorized the repurchase of up to $30.0 million of the Company’s common stock, or approximately 9% of its outstanding shares based on the then current market price. The Company will repurchase its stock through the open market or in privately negotiated transactions. The timing and actual number of shares repurchased depends on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. As of July 31, 2008, the Company has repurchased 1,099,900 shares for approximately $12.2 million under this board of directors approved plan. This repurchase authorization was in addition to the $75.0 million that was previously authorized by our board of directors under separate plans in 2006 and 2007. The Company repurchased a total of 4,277,412 shares for approximately $74.8 million under these previous plans which have expired or been fully utilized.
4. Investments in and Advances to Unconsolidated Joint Ventures
The Company’s investments in and advances to unconsolidated joint ventures and its equity in earnings (losses) of unconsolidated joint ventures are summarized as follows (in thousands):
Investments

	As of	As of
	June 30,	December 31,
Entity	2008	2007
Morgans Hotel Group Europe Ltd.	$17,161	$13,679
Restaurant Venture — SC London	(827)	(479)
Mondrian South Beach	16,447	13,373
Hard Rock Hotel & Casino	26,582	36,767
Shore Club	57	—
Echelon Las Vegas	44,061	40,826
Mondrian SoHo	5,051	5,051
Mondrian Chicago	2,471	834
Ames Boston	5,634	834
Other	101	157

Total	$116,738	$110,208

Equity in income (losses) from unconsolidated joint ventures

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Morgans Hotel Group Europe Ltd	$3,434	$2,459	$3,424	$3,314
Restaurant Venture — SC London	135	(231)	315	(487)
Mondrian South Beach	(193)	(674)	(714)	(2,042)
Hard Rock Hotel & Casino	(3,802)	(3,838)	(11,328)	(7,655)
Echelon Las Vegas	(441)	—	(611)	—
Other	2	2	4	(66)

Total	$(865)	$(2,282)	$(8,910)	$(6,936)

Morgans Hotel Group Europe Limited
As of June 30, 2008, the Company owned interests in two hotels in London, England, St Martins Lane, a 204-room hotel, and Sanderson, a 150-room hotel, through a 50/50 joint venture known as Morgans Hotel Group Europe Limited (“Morgans Europe”) with Walton MG London Investors V, L.L.C.
Under a management agreement with Morgans Europe, the Company earns management fees and a reimbursement for allocable chain service and technical service expenses. The Company is also entitled to an incentive management fee and a capital incentive fee. The Company did not earn any incentive fees during the six months ended June 30, 2008 or 2007.
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
The South Beach Venture acquired the existing building and land for a gross purchase price of $110.0 million. The South Beach Venture expects that ongoing renovations will cost a total of approximately $90.0 million. An initial equity investment of $15.0 million from each of the Company and Hudson Capital was funded at closing. Additionally, the South Beach Venture received financing of approximately $124.0 million at a rate of LIBOR, based on the rate set date, plus 300 basis points, or 5.5% at June 30, 2008. The South Beach Venture has paid down a portion of this debt with proceeds obtained from condominium sales. The balance of this loan at June 30, 2008 was $90.2 million. This loan matures in August 2009.
During the six months ended June 30, 2008, the Company and Hudson Capital each funded an additional $4.1 million of equity. Further, in April 2008, the South Beach Venture obtained a mezzanine loan of $28.0 million bearing interest at LIBOR, based on the rate set date, plus 600 basis points, or 8.8% at June 30, 2008. The mezzanine loan also matures in August 2009.
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
On November 7, 2006, the Company entered into a definitive agreement with an affiliate of DLJ Merchant Banking Partners (“DLJMB”), as amended in December 2006, under which DLJMB and the Company agreed to form a joint venture in connection with the acquisition and development of the Hard Rock. The joint venture agreement included certain affiliates of DLJMB and Morgans Group LLC as additional members. DLJMB and such affiliates are referred to as the DLJMB Parties. The Company and Morgans Group LLC are referred to as the Morgans Parties.
The closing of the Transactions and completion of the Merger occurred on February 2, 2007. The Morgans Parties funded one-third of the equity, or approximately $57.5 million, and the DLJMB Parties funded two-thirds of the equity, or approximately $115.0 million, through a joint venture. The remainder of the $770.0 million purchase price was financed with mortgage financing under a credit agreement entered into by the joint venture. The credit agreement provides for a secured term loan facility, with a term of two years or more, consisting of a $760.0 million loan for the acquisition, including $35.0 million of renovation costs, $48.2 million of financing costs and $56.3 million of cash reserves and working capital, and a loan for future expansion of the Hard Rock, discussed further below. On November 6, 2007, the joint venture entered into an amended and restated credit agreement in which the lender exercised its right to split the loan made pursuant to the original credit agreement into a mortgage loan, which is comprised of a construction loan component and an acquisition loan component, and three mezzanine loans. The proceeds of the mezzanine loans were used to prepay the acquisition loan portion of the mortgage loan made pursuant to the original credit agreement.
On June 6, 2008, the joint venture closed on the construction financing for the expansion of the Hard Rock. The construction financing consists of a construction loan of up to $620.0 million under the Hard Rock’s existing loan facility. The Morgans Parties and DLJMB Parties also amended their joint venture agreement to reflect DLJMB’s commitment to make additional capital contributions to the Hard Rock of up to $144.0 million for the expansion project and up to $110.0 million to satisfy the minimum sales price or amortization payment requirements under the loan facility relating to the approximately 15.0 acres of excess land held for sale by the Hard Rock.
As of June 30, 2008, the Company has issued approximately $11.1 million of letters of credit toward the expansion following the closing of the Transactions. Except for the funding of these letters of credit, the Company does not currently intend to fund future expansion costs.
On August 1, 2008, a subsidiary of the Hard Rock joint venture obtained a loan to finance $50.0 million of the $110.0 million necessary to purchase an 11-acre parcel of land located adjacent to the Hard Rock from another subsidiary of the joint venture. The loan becomes due and payable no later than the maturity date of August 9, 2009, subject to two six-month extension options, and is subject to acceleration upon the occurrence of events of default, as set forth in the loan agreement. NorthStar Realty Finance Corp. is a participant lender in the loan. In connection with the loan, Morgans Group LLC, together with DLJMB, as guarantors, entered into a non-recourse carve-out guaranty agreement in favor of Column Financial, Inc., the lender.
The DLJMB Parties contributed an aggregate of approximately $74.0 million to the Hard Rock joint venture to fund the remaining portion of the $110.0 million of proceeds necessary to complete the intercompany land purchase and to pay for all costs and expenses in connection with its closing and related financing. The proceeds from the financing, together with the equity contribution from the DLJMB Parties, were used to fully satisfy the $110.0 million amortization payment under the joint venture’s commercial mortgage backed securities loan facility.
As a result of the contributions by the DLJMB Parties, the Company holds approximately a 20.6% ownership interest in the joint venture as of August 1, 2008.

Also on August 1, 2008, the DLJMB Parties and the Morgans Parties amended their Hard Rock joint venture agreement. Among other things, the amended joint venture agreement clarifies certain obligations of the parties in the event that capital contributions are required for additional costs and expenses relating to the 11-acre parcel. In general, any decision to call for such additional capital contributions will be in the discretion of the Hard Rock joint venture’s board of directors. Subject to certain terms and conditions, the DLJMB Parties could also cause the Hard Rock joint venture to fund such additional capital contributions from third parties. However, each member that is not in default under the joint venture agreement will be given an opportunity to participate in the funding. The amended joint venture agreement also clarifies certain provisions used to calculate each member’s percentage interest in the Hard Rock joint venture in the event that such additional capital contributions are funded.
Under an amended property management agreement, the Company operates the hotel, retail, food and beverage, entertainment and all other businesses related to the Hard Rock, excluding the casino until March 1, 2008, as discussed below. Under the terms of the agreement, the Company receives a management fee and a chain service expense reimbursement of all non-gaming revenue including casino rents and all other rental income. The Company can also earn an incentive management fee based on EBITDA, as defined, above certain levels. The term of the management contract is 20 years with two 10-year renewals. Beginning in 2009 or 12 months following completion of the expansion, whichever is later, the Company’s management fees are subject to certain performance tests.
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
Echelon Las Vegas
In January 2006, the Company entered into a 50/50 joint venture with a subsidiary of Boyd Gaming Corporation (“Boyd”), through which the joint venture planned to develop Delano Las Vegas and Mondrian Las Vegas as part of Boyd’s Echelon project. On June 30, 2008, the Company and Boyd amended this joint venture agreement to, among other things, extend from June 30, 2008 to September 15, 2008 the deadline by which the joint venture must obtain construction financing for the development of Delano Las Vegas and Mondrian Las Vegas.
On August 1, 2008, Boyd announced that it will delay the entire Echelon project due to the difficult environment surrounding today’s capital markets and current economic conditions. Given Boyd’s announcement and the difficulties in the credit markets, the Company believes that the joint venture will be unable to secure financing at favorable rates and conditions by September 15, 2008. The Company does not intend to further extend the joint venture agreement on its current terms but expects to evaluate future proposals relating to the project with Boyd. As a result, the $30.0 million deposit the Company made toward the project upon consummation of the Hard Rock transaction is expected to be refunded to the Company and the Company expects to be released from an incremental future funding obligation of approximately $46.1 million. Management will assess the recoverability of the investment in excess of the $30.0 million deposit after determining to what extent, if any, the Company will continue its involvement with the project.
Mondrian SoHo
In June 2007, the Company contributed approximately $5.0 million for a 20% equity interest in a joint venture with Cape Advisors Inc. to acquire and develop a Mondrian hotel in the SoHo neighborhood of New York City. The Mondrian SoHo is currently expected to have approximately 270 rooms, a restaurant, bar, ballroom, meeting rooms, exercise facility and a penthouse suite with outdoor space that can be used as a guest room or for private events. Upon completion, the Company is expected to operate the hotel under a 10-year management contract with two 10-year extension options.
Mondrian Chicago
In June 2007, the Company formed a joint venture with M Development to lease and develop a Mondrian hotel in Chicago. The Company has a 49% equity interest in the joint venture and expects to contribute approximately $15.0 million to the project, of which approximately $2.3 million was contributed as of June 30, 2008. The Mondrian Chicago is currently expected to have 216 rooms and feature a restaurant and bar, meeting rooms, an exercise facility, as well as outdoor food and beverage operations. Upon completion, the Company is expected to operate the hotel under a 20-year management contract with two five-year extension options.

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
Mondrian Palm Springs
On January 14, 2008, the Company announced a new joint venture with Re:Loft Partners Palm Springs, LLC to develop Palm Springs Hotel & Residences, or the Resort, in downtown Palm Springs, California. The Resort plans call for a Mondrian hotel with approximately 200 rooms, as well as residences available for sale. Upon completion, the Company expects to operate the hotel under a 10-year management contract with two five-year extension options and to have some equity ownership in the Resort.
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
Ames Boston
On June 17, 2008 the Company, Normandy Real Estate Partners, and Ames Hotel Partners entered into a joint venture agreement as part of the development of the Ames Boston hotel in Boston, Massachusetts, located near Government Center, Boston Common and Faneuil Hall. Upon completion, the Company expects to operate the hotel under a long-term management contract. Ames Boston is expected to open in the latter half of 2009 and to have approximately 115 guest rooms, a restaurant, bar and exercise facility.
The total development budget for the project is approximately $71.1 million with the Company committing approximately $10.0 million for a 35% interest in the joint venture. The project is expected to qualify for federal and state historic rehabilitation tax credits, which would reduce the equity investment. Normandy Real Estate Partners has closed on a development loan from UBS for up to $46.5 million.
5. Other Liabilities
Other liabilities consist of the following (in thousands):

	As of	As of
	June 30,	December 31,
	2008	2007
Interest swap liability (Note 2)	$13,248	$13,754
Designer fee payable	12,825	12,478
Clift pre-petition liabilities	1,826	1,746
Other	—	1

	$27,899	$27,979

6. Long-Term Debt and Capital Lease Obligations
Long-term debt consists of the following (in thousands):

	As of	As of	Interest rate at
	June 30,	December 31,	June 30,
Description	2008	2007	2008
Notes secured by Hudson and Mondrian(a)	$370,000	$370,000	LIBOR + 1.25%
Clift debt(b)	80,835	80,092	9.6%
Promissory note(c)	10,000	10,000	8.5%
Note secured by Mondrian Scottsdale(d)	40,000	40,000	LIBOR + 2.30%
Liability to subsidiary trust(e)	50,100	50,100	8.68%
Revolving credit(f)	—	—	(f)
Convertible Notes(g)	172,500	172,500	2.375%
Capital lease obligations	6,331	6,507	various

Total long-term debt	$729,766	$729,199

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
The Mortgages bear interest at a blended rate of 30-day LIBOR plus 125 basis points. The Company has the option of extending the maturity date of the Mortgages to October 15, 2011. The Company maintains interest rate swaps beginning on July 9, 2007 that effectively fixes the LIBOR rate on the debt at approximately 5.0% through the maturity date.
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
(b) Clift Debt
In October 2004, Clift Holdings LLC sold the hotel to an unrelated party for $71.0 million and then leased it back for a 99-year lease term. Under this lease, the Company is required to fund operating shortfalls including the lease payments and to fund all capital expenditures. This transaction did not qualify as a sale due to the Company’s continued involvement and therefore is treated as a financing.
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
(d) Mondrian Scottsdale Debt
In May 2006, the Company obtained mortgage financing on Mondrian Scottsdale. The $40.0 million loan, which accrues interest at LIBOR plus 2.3%, matured in May 2008 and has three one-year extensions. The Company exercised its extension option and extended the maturity date to May 2009. Further extensions are subject to certain performance tests. The Company purchased an interest rate cap which limits the interest rate exposure to 6.0%. This interest rate cap expires on June 1, 2009.
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
The amount available from time to time under the Revolving Credit Agreement is contingent upon the amount of an available borrowing base calculated by reference to collateral described below. The available borrowing base is currently approximately $64.0 million, but that amount may be increased up to $225.0 million at the Borrower’s (defined below) option by increasing the amount of the mortgage on Delano Miami granted by the Delano Miami mortgage lender (discussed below) and upon payment of the related additional recording tax, assuming financial ratios are maintained, as discussed below. Had the Borrower exercised this option, the available borrowing base as of June 30, 2008 (assuming an increase in the Delano Miami mortgage and payment of the related additional recording tax) would have been approximately $133.3 million, based on current covenant calculations. That availability may also be increased through procedures specified in the Revolving Credit Agreement for adding property to the borrowing base and for revaluation of the property that constitutes the borrowing base.
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
The Revolving Credit Agreement requires the Borrower to maintain for each four-quarter period a total leverage ratio (total indebtedness, which does not include indebtedness related to the convertible notes issued by the Company in October 2007, to consolidated EBITDA) of no more than 7.0 to 1.0 at any time during 2008, and 6.0 to 1.0 at any time after December 31, 2008, and a fixed charge coverage ratio (consolidated EBITDA to fixed charges) of no less than 1.75 to 1.00 at all times. The Revolving Credit Agreement contains negative covenants, subject in each case to certain exceptions, restricting incurrence of indebtedness, incurrence of liens, fundamental changes, acquisitions and investments, asset sales, transactions with affiliates and restricted payments, including, among others, a covenant prohibiting the Company from paying cash dividends on its common stock.
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
The Revolving Credit Agreement is available on a revolving basis for general corporate purposes, including acquisitions. As of June 30, 2008, there was no borrowings outstanding under the Revolving Credit Agreement.
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
7. Omnibus Stock Incentive Plan
On February 9, 2006, the board of directors of the Company adopted the Morgans Hotel Group Co. 2006 Omnibus Stock Incentive Plan (the “2006 Stock Incentive Plan”). The 2006 Stock Incentive Plan provides for the issuance of stock-based incentive awards, including incentive stock options, non-qualified stock options, stock appreciation rights, shares of common stock of the Company, including restricted stock units (“RSUs”) and other equity-based awards, including membership units in Morgans Group LLC which are structured as profits interests (“LTIP Units”), or any combination of the foregoing. The eligible participants in the 2006 Stock Incentive Plan included directors, officers and employees of the Company. An aggregate of 3,500,000 shares of common stock of the Company were reserved and authorized for issuance under the 2006 Stock Incentive Plan, subject to equitable adjustment upon the occurrence of certain corporate events. On April 23, 2007, the board of directors of the Company adopted, and at the annual meeting of stockholders on May 22, 2007, the stockholders approved, the Company’s 2007 Omnibus Incentive Plan (the “2007 Incentive Plan”), which amended and restated the 2006 Stock Incentive Plan and increased the number of shares reserved for issuance under the plan by up to 3,250,000 shares to a total of 6,750,000 shares. Awards other than options and stock appreciation rights reduce the shares available for grant by 1.7 shares for each share subject to such an award. On April 10, 2008, the board of directors of the Company adopted, and at the annual meeting of stockholders on May 20, 2008, the stockholders approved, an amended and restated 2007 Omnibus Incentive Plan (the “Amended 2007 Incentive Plan”) which, among other things, increased the number of shares reserved for issuance under the plan by 1,860,000 shares from 6,750,000 shares to 8,610,000 shares.
In April 2008, the Company issued an aggregate of 344,217 stock options, 159,432 RSUs and 399,384 LTIPs to the Company’s executive officers and other senior executives and newly appointed non-employee directors under the 2007 Incentive Plan. All grants made to executive officers and other senior executives and newly appointed non-employee directors vest one-third of the amount granted on each of the first three anniversaries of the grant date so long as the recipient continues to be an eligible participant. The fair value of each such RSU and LTIP granted in April 2008 ranged between $15.42 and $15.39 at the grant date. The fair value for each such option granted was estimated at the date of grant using the Black-Scholes option-pricing model, an allowable valuation method under SFAS No. 123R with the following assumptions: risk-free interest rate of approximately 2.9% for, expected option lives of 5.85 years, 40% volatility, no dividend rate and 10% forfeiture rate. The fair value of each such option was $6.56 at the date of grant.
In May and June 2008, the Company issued an aggregate of 329,100 RSUs and 74,913 LTIPs to the Company’s executive officers, other senior executives, employees and non-employee directors under the Amended 2007 Incentive Plan. All grants made to employees vest one-third of the amount granted on each of the first three anniversaries of the grant date so long as the recipient continues to be an eligible participant. All LTIP grants made to non-employee directors were immediately vested upon grant. The fair value of each such RSU and LTIP granted in May and June 2008 ranged between $13.80 and $12.59 at the grant date.

A summary of stock-based incentive awards as of June 30, 2008 is as follows (in units, or shares, as applicable):

	Restricted Stock
	Units	LTIP Units	Stock Options
Outstanding as of January 1, 2008	572,460	1,210,875	1,873,811
Granted during 2008	488,532	474,297	344,217
Distributed/exercised during 2008	(69,047)	—	(7,085)
Forfeited during 2008	(24,586)	—	(41,718)

Outstanding as of June 30, 2008	967,359	1,658,172	2,169,225

Vested as of June 30, 2008	17,372	753,110	821,814

Total stock compensation expense, which is included in corporate expense on the accompanying financial statements, was $4.4 million and $3.1 million for the three months ended June 30, 2008 and June 30, 2007, respectively, and $7.3 million and $5.4 million for the six months ended June 30, 2008 and June 30, 2007, respectively.
8. Related Party Transactions
The Company earned management fees, chain services fees and fees for certain technical services and has receivables from unconsolidated joint ventures. These fees totaled approximately $4.6 million and $5.0 million for the three months ended June 30, 2008 and 2007, respectively, and $9.1 million and $9.0 million for the six months ended June 30, 2008 and 2007, respectively.
As of June 30, 2008 and December 31, 2007, the Company had receivables from these affiliates of approximately $4.5 million and $3.4 million, respectively, which are included in receivables from related parties on the accompanying consolidated balance sheets.
Insurance Proceeds Sharing Agreement
In connection with the Settlement (as defined and discussed below in Note 9), the Company and NorthStar entered into an Insurance Proceeds Sharing Agreement on January 18, 2008, pursuant to which NorthStar paid the Company one-half of the aggregate insurance proceeds received by NorthStar in connection with the Litigations (as defined in Note 9) under the Insurance Policies (as defined in Note 9) as of the date of the Insurance Proceeds Sharing Agreement. The parties have also agreed that all future insurance proceeds received from the Insurance Policies in connection with the Litigations will be allocated equally among the parties.
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
Guaranty to Column Financial, Inc. for Hard Rock
On August 1, 2008, Morgans Group LLC, together with DLJMB, as guarantors, entered into a $50.0 million non-recourse carve-out guaranty, as discussed above in Note 4. David T. Hamamoto, Chairman of the Board of Directors of the Company, is also Chairman of the Board, President, Chief Executive Officer and equity holder of NorthStar Realty Finance Corp., which is a participant lender in the loan.
9. Litigation
Shore Club Litigation
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
The Company was not required to make any cash payments as part of the Settlement. Under the terms of the Settlement, the management agreement pursuant to which MHG Management Company manages Shore Club was amended to provide for, among other things, a reduction beginning in 2009 in the management and chain services fees, a reduction beginning in 2012 in the termination payment to be made by the owner of Shore Club to MHG Management Company upon termination of the management agreement, and certain changes to operating procedures at Shore Club.
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
Hard Rock Financial Advisory Agreement
In July 2008, the Company received an invoice from Credit Suisse Securities (USA) LLC (“Credit Suisse”) for $9.4 million related to the Financial Advisory Agreement the Company entered into with Credit Suisse in July 2006. Under the terms of the Financial Advisory Agreement, Credit Suisse received a transaction fee (the “Transaction Fee”) for placing DLJMB, an affiliate of Credit Suisse, in the Hard Rock joint venture. The Transaction Fee was paid by the Hard Rock joint venture at the closing of the Transactions, as defined above in Note 4, and was based upon an agreed upon percentage of the initial equity contribution made by DLJMB in entering into the joint venture. The invoice received in July 2008 alleges that as a result of events subsequent to the closing of the Transactions, Credit Suisse is due additional transaction fees. The Company believes this invoice is invalid, and would otherwise be a Hard Rock joint venture liability.
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
The historical financial data presented herein is the historical financial data for:
•	our Owned Hotels, consisting of Morgans, Royalton and Hudson in New York, Delano Miami in Miami, Mondrian Los Angeles in Los Angeles, Clift in San Francisco, and Mondrian Scottsdale in Scottsdale;

•	our Joint Venture Hotels, consisting of the London hotels (Sanderson and St Martins Lane), Shore Club and Hard Rock;

•	our investments in hotels under construction, such as Mondrian South Beach, Mondrian SoHo, and Ames Boston and our investment in other proposed properties;

•	our investment in certain joint ventures food and beverage operations at our Owned Hotels and Joint Venture Hotels, discussed further below;

•	our management company subsidiary, MHG Management Company; and

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

On February 2, 2007, we began managing the hotel operations at the Hard Rock. We also have signed agreements to manage the Mondrian South Beach, Mondrian SoHo, and Ames Boston once development is complete. We have signed agreements to manage Mondrian Las Vegas and Delano Las Vegas, but as we announced on August 1, 2008 and, as discussed below in “Recent Trends and Events - Recent Events”, we are unsure of the future of the development of these hotels. We have also signed agreements to manage Mondrian Chicago and Mondrian Palm Springs, but as discussed below in “Recent Trends and Events — Recent Trends”, we are unsure of the future of the development of these hotels as financing has not yet been obtained. As of June 30, 2008, we operated the following Joint Venture Hotels under management agreements which expire as follows:
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

•
revenue per available room, or RevPAR, which is the product of ADR and average daily occupancy, but does not include food and beverage revenue, other hotel operating revenue such as telephone, parking and other guest services, or management fee revenue.

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

•
Equity in (income) loss of unconsolidated joint ventures. Equity in (income) loss of unconsolidated joint ventures constitutes our share of the net profits and losses of our Joint Venture Hotels and our investments in hotels under development.

•	Minority interest. Minority interest expense constitutes the third-party food and beverage joint venture partner’s interest in the profits of the restaurant ventures at certain of our hotels.

•
Other non-operating expenses include gains and losses on sale of assets and asset restructurings, costs of abandoned development projects and financings, certain litigation costs, gain on early extinguishment of debt and other items that do not relate to the ongoing operating performance of our assets.

•
Income tax expense. One of our foreign subsidiaries is subject to United Kingdom corporate income taxes. Income tax expense is reported at the applicable rate for the periods presented. The Company is subject to Federal and state income taxes. Income taxes for the six months ended June 30, 2008 and 2007 were computed using our calculated effective tax rate. We also recorded net deferred taxes related to cumulative differences in the basis recorded for certain assets and liabilities.

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
Recent Trends and Events
Recent Trends.
We believe that the economic drivers that impact underlying lodging fundamentals, such as growth in GDP, business investment and employment, have weakened in the first and second quarters of 2008 and will continue to weaken for the remainder of 2008. The expected decline in these drivers will likely result in a significantly lower revenue growth rate for our hotels than was experienced in prior years. We believe this demand could be partially offset by increased international travelers visiting the United States taking advantage of a weakened dollar. In general, the Company has experienced a change in the mix of revenues with an increase in revenues generated from non-U.S. guests and a decrease in revenues from corporate customers, primarily those from the financial services industry.
Further, while demand growth could moderate as a result of slowing economic drivers, projections for new supply in the markets in which we own hotels suggest that supply growth will also continue to fall short of long-term historical averages. Although the pace of new lodging supply in various phases of development has increased over the past several quarters, the majority of new projects scheduled for completion in the near-term are largely concentrated in the economy and mid-scale segments and are located outside of major urban markets. Therefore, we do not expect most of the new hotel supply to directly compete with our core portfolio. We also believe the timing of some of these projects may be affected by increased building costs and the reduced availability of financing. These factors may further dampen the pace of new supply development, including ours, beyond 2008.
As we believe the trends in the lodging industry provide less opportunity for improvements in our business in 2008, there can be no assurances that any increases in hotel revenues or earnings at our properties will continue or that any losses will not increase for any number of reasons, including, but not limited to, slower than anticipated growth in the economy and changes in travel patterns.
Finally, global credit markets continue to tighten, with less credit available generally and on less favorable terms than were obtainable in the recent past. Given the current state of the credit markets, some of our new joint venture projects, such as Mondrian Chicago and Mondrian Palm Springs, may not be able to obtain adequate project financing in a timely manner or at all. If adequate project financing is not obtained, the joint ventures may seek additional equity investors to raise capital, limit the scope of the project, defer the project or cancel the project altogether.

Recent Events.
Global Settlement of Litigation and Insurance Proceeds Sharing Agreement. On April 4, 2008, we and certain of our subsidiaries entered into a global settlement agreement with various parties pursuant to which the Shore Club litigation, regarding the management of the Shore Club hotel, and the Century litigation, regarding the structuring transactions that were part of the Company’s IPO and the IPO itself, along with related litigations and an additional litigation in which we are not involved, have been settled. In addition, on January 18, 2008, we entered into an insurance proceeds sharing agreement with NorthStar regarding these litigations. See “Item 1. Legal Proceedings” for additional information regarding the global settlement and insurance proceeds sharing agreement.
Ames Boston. In June 2008, the Company, Normandy Real Estate Partners, and Ames Hotel Partners entered in a joint venture agreement as part of the development of the Ames Boston hotel in Boston, Massachusetts, which represents a new addition to the Company’s brand portfolio. Upon completion, the Company expects to operate the hotel under a long-term management contract. Ames Boston is expected to open in the third quarter of 2009 and to have approximately 115 guest rooms, a restaurant, bar and exercise facility. The total development budget for the project is approximately $71.1 million with the Company committing approximately $10.0 million for a 35% interest in the joint venture. As of June 30, 2008, our investment in the Ames Boston joint venture was $5.6 million.
Share Repurchase. On July 1, 2008, the Company’s board of directors authorized the repurchase of up to $30.0 million of the Company’s common stock, or approximately 9% of its outstanding shares based on the then current market price. We will repurchase our stock through the open market or in privately negotiated transactions. The timing and actual number of shares repurchased depends on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. As of July 31, 2008, we had repurchased 1,099,900 shares for approximately $12.2 million under this plan.
Expansion of the Board of Directors. On July 25, 2008, the Company’s board of directors increased its size from seven to ten members and appointed David J. Moore, Deepak Chopra and Marc Gordon, the Company’s Chief Investment Officer and Executive Vice President, Capital Markets, to fill the newly created directorships on the Board, effective immediately.
There is no arrangement or understanding between either Messrs. Moore or Chopra and any other persons pursuant to which either of them was selected as director of the Company. Mr. Gordon was appointed to the board, in part, in consideration of his Amended and Restated Employment Agreement, effective as of April 1, 2008, which provides that the Company shall recommend Mr. Gordon’s addition as a director upon the expansion of the board to include additional independent directors.
Stockholder Protection Rights Agreement. Also on July 25, 2008, the board of directors resolved to amend the Company’s Stockholder Protection Rights Agreement (the “Rights Agreement”) to extend the date on which the Rights Agreement will expire from October 9, 2008 to October 9, 2009 (assuming there is no earlier redemption or triggering of the rights). The Rights Agreement was not adopted in response to any specific effort to obtain control of our Company but rather to continue to deter abusive takeover tactics that otherwise could be used to deprive stockholders of the full value of their investment. The terms of the Rights Agreement provide that the board of directors may amend the agreement in any respect without shareholder approval at any time before a triggering event. The Rights Agreement is otherwise unchanged.
Hard Rock Land Sale. On August 1, 2008, a subsidiary of the Hard Rock joint venture obtained a loan to finance $50 million of the $110 million necessary to purchase an 11-acre parcel of land located adjacent to the Hard Rock from another subsidiary of the joint venture. The loan becomes due and payable no later than the maturity date of August 9, 2009, subject to two six-month extension options, and is subject to acceleration upon the occurrence of events of default, as set forth in the loan agreement. NorthStar Realty Finance Corp. is a participant lender in the loan. In connection with the loan, Morgans Group LLC, together with DLJMB, as guarantors, entered into a non-recourse carve-out guaranty agreement in favor of Column Financial, Inc., the lender.

The DLJMB Parties contributed an aggregate of approximately $74.0 million to the Hard Rock joint venture to fund the remaining portion of the $110.0 million of proceeds necessary to complete the intercompany land purchase and to pay for all costs and expenses in connection with its closing and related financing. The proceeds from the financing, together with the equity contribution from the DLJMB Parties, were used to fully satisfy the $110.0 million amortization payment under the joint venture’s commercial mortgage backed securities loan facility.
As a result of the contributions by the DLJMB Parties, the Company holds approximately a 20.6% ownership interest in the joint venture as of August 1, 2008.
Also on August 1, 2008, the DLJMB Parties and the Morgans Parties amended their Hard Rock joint venture agreement. Among other things, the amended joint venture agreement clarifies certain obligations of the parties in the event that capital contributions are required for additional costs and expenses relating to the 11-acre parcel. In general, any decision to call for such additional capital contributions will be in the discretion of the Hard Rock joint venture’s board of directors. Subject to certain terms and conditions, the DLJMB Parties could also cause the Hard Rock joint venture to fund such additional capital contributions from third parties. However, each member that is not in default under the joint venture agreement will be given an opportunity to participate in the funding. The amended joint venture agreement also clarifies certain provisions used to calculate each member’s percentage interest in the Hard Rock joint venture in the event that such additional capital contributions are funded.
Echelon Las Vegas. In January 2006, the Company entered into a 50/50 joint venture with a subsidiary of Boyd Gaming Corporation (“Boyd”), through which the venture planned to develop Delano Las Vegas and Mondrian Las Vegas as part of Boyd’s Echelon project. On June 30, 2008, the Company and Boyd amended this joint venture agreement to, among other things, extend from June 30, 2008 to September 15, 2008 the deadline by which the joint venture must obtain construction financing for the development of Delano Las Vegas and Mondrian Las Vegas.
On August 1, 2008, Boyd announced that it will delay the entire Echelon project due to the difficult environment surrounding today’s capital markets and current economic conditions. Given Boyd’s announcement and the difficulties in the credit markets, we believe that the joint venture will be unable to secure financing at favorable rates and conditions by September 15, 2008. We do not intend to further extend the joint venture agreement on its current terms but expect to evaluate future proposals relating to the project with Boyd. As a result, the $30.0 million deposit the Company made toward the project upon consummation of the Hard Rock transaction is expected to be refunded to the Company and the Company expects to be released from an incremental future funding obligation of approximately $46.1 million.

Operating Results
Comparison of Three Months Ended June 30, 2008 to June 30, 2007
The following table presents our operating results for the three months ended June 30, 2008 and the three months ended June 30, 2007, including the amount and percentage change in these results between the two periods. The consolidated operating results for the three months ended June 30, 2008 is comparable to the Company’s consolidated operating results for the three months ended June 30, 2007, with the exception of the renovation of Mondrian Los Angeles and closure for renovation of Morgans in New York during the three months ended June 30, 2008 and the closure for renovation of Royalton during the three months ended June 30, 2007. The consolidated operating results are as follows:

	Three Months Ended
	June 30,	June 30,
	2008	2007	Change ($)	Change (%)
	(in thousands, except percentages)
Revenues
Rooms	$46,867	$47,266	$(399)	(0.8)%
Food and beverage	26,544	26,793	(249)	(0.9)%
Other hotel	3,350	3,597	(247)	(6.9)%

Total hotel revenues	76,771	77,656	(885)	(1.1)%
Management fee—related parties	4,552	5,014	(462)	(9.2)%

Total revenues	81,323	82,670	(1,347)	(1.6)%

Operating Costs and Expenses
Rooms	11,896	12,355	(459)	(3.7)%
Food and beverage	18,355	17,250	1,105	6.4%
Other departmental	1,924	1,943	(19)	(1.0)%
Hotel selling, general and administrative	14,599	14,746	(147)	(1.0)%
Property taxes, insurance and other	3,729	4,259	(530)	(12.4)%

Total hotel operating expenses	50,503	50,553	(50)	(0.1)%
Corporate expense	12,310	9,559	2,751	28.8%
Depreciation and amortization	6,018	4,877	1,141	23.4%

Total operating costs and expenses	68,831	64,989	3,842	5.9%

Operating income	12,492	17,681	(5,189)	(29.3)%
Interest expense, net	10,327	11,215	(888)	(7.9)%
Equity in loss of unconsolidated joint ventures	865	2,282	(1,417)	(62.1)%
Minority interest in joint ventures	1,208	1,020	188	18.4%
Other non-operating expense	1,406	1,607	(201)	(12.5)%

(Loss) income before income tax expense and minority interest	(1,314)	1,557	(2,871)	(1)
Income tax expense	(572)	689	(1,261)	(1)

(Loss) income before minority interest	(742)	868	(1,610)	(1)
Minority interest	(11)	27	(38)	(1)

Net (loss) income	(731)	841	(1,572)	(1)
Other comprehensive income (loss):
Unrealized gain on interest rate swap, net of tax	5,493	4,703	790	16.8%
Foreign currency translation gain	21	236	(215)	(91.1)%

Comprehensive income (loss)	$4,783	$5,780	$(997)	(17.2)%

(1)	Not meaningful.

Total Hotel Revenues. Total hotel revenues decreased 1.1% to $76.8 million for the three months ended June 30, 2008 compared to $77.7 million for the three months ended June 30, 2007. RevPAR from our comparable Owned Hotels, which excludes Mondrian Los Angeles and Morgans which were both under renovation during the three months ended June 30, 2008 and Royalton, which was under renovation during the three months ended June 30, 2007, increased by 4.3% to $256 for the three months ended June 30, 2008 compared to $245 for the same period in 2007. The components of RevPAR from our comparable Owned Hotels for the three months ended June 30, 2008 and 2007 are summarized as follows:

	Three Months Ended
	June 30,	June 30,
	2008	2007	Change ($)	Change (%)
Occupancy	83.9%	82.8%	—	1.3%
ADR	$304	$296	$8	3.0%
RevPAR	$256	$245	$11	4.3%
Rooms revenue decreased 0.8% to $46.9 million for the three months ended June 30, 2008 as compared to $47.3 million for the three months ended June 30, 2007. The overall decrease in rooms revenue was primarily attributable to disruptions due to renovations at Mondrian Los Angeles and Morgans during the quarter, offset by an increase in room revenues at Royalton which was closed for renovations during part of the comparable period in 2007. RevPAR decreased 40.4% and 11.1% at Mondrian Los Angeles and Morgans, respectively, for the three months ended June 30, 2008 as compared to the same period in 2007. These decreases were offset by increases in room revenues at Royalton, which was closed for renovation during a portion of the three months ended June 30, 2007 and reopened in October 2007. RevPAR at Royalton increased 17.2% for the three months ended June 30, 2008 as compared to the same period in 2007.
Food and beverage revenue decreased 0.9% to $26.5 million for the three months ended June 30, 2008 as compared to $26.8 million for the three months ended June 30, 2007. The food and beverage revenues at Mondrian Los Angeles decreased 28.6% for the three months ended June 30, 2008 as compared to the same period in 2007 due to the hotel renovations currently underway. Offsetting this decrease were increases in food and beverage revenues of 26.4% and 78.4% at Delano Miami and Royalton, respectively. Delano Miami benefitted from The Florida Room nightclub and lounge which opened in December 2007. The increase in revenues at Royalton is due primarily to the new restaurant, Brasserie 44 and the recently renovated bar, both of which opened in October 2007 when the newly renovated hotel reopened.
Other hotel revenue decreased by 6.9% to $3.4 million for the three months ended June 30, 2008 as compared to $3.6 million for the three months ended June 30, 2007. Our Owned Hotels experienced a decline in telephone revenues for the three months ended June 30, 2008 as compared to the same period in 2007, which is consistent across the industry due to increased cell phone usage.
Management Fee—Related Parties. Management fee — related parties decreased by 9.2% to $4.6 million for the three months ended June 30, 2008 as compared to $5.0 million for the three months ended June 30, 2007. This decrease is primarily due to a decrease in management fees earned in managing the Hard Rock during the three months ended June 30, 2008, as compared to the same period in 2007 due to decreased revenue at the Hard Rock. The Hard Rock’s revenues declined during 2008 as a result of disruptions due to the property currently undergoing renovation and expansion and the softening Las Vegas market.
Operating Costs and Expenses
Rooms expense decreased 3.7% to $11.9 million for the three months ended June 30, 2008 as compared to $12.4 million for the three months ended June 30, 2007. This decrease was primarily due to decreased rooms expense, consistent with decreased rooms revenues noted above at Mondrian Los Angeles and Morgans. Slightly offsetting these decreased rooms expenses was an increase in rooms expenses at Royalton for the three months ended June 30, 2008 as compared to the same period in 2007 which was directly related to the increase in rooms revenues noted above.
Food and beverage expense increased 6.4% to $18.4 million for the three months ended June 30, 2008 as compared to $17.3 million for the three months ended June 30, 2007. Increases in food and beverage expenses were experienced at Delano Miami and Royalton. Delano Miami’s expenses increased as a result of the increase in revenues noted above related to The Florida Room nightclub and lounge which opened in December 2007. The increase in expenses at Royalton is due primarily to the new restaurant, Brasserie 44 and the recently renovated bar, both of which opened in October 2007 when the newly renovated hotel reopened. Offsetting these increases, food and beverage expenses at Mondrian Los Angeles decreased, in line with the decrease in revenues noted above.

Other departmental expense decreased 1.0% to $1.9 million for the three months ended June 30, 2008 as compared to $1.9 million for the three months ended June 30, 2007. This decrease was consistent with the decrease in other hotel revenues, noted above.
Hotel selling, general and administrative expense decreased 1.0% to $14.6 million for the three months ended June 30, 2008 as compared to $14.7 million for the three months ended June 30, 2007. The closing of Morgans for renovation reduced hotel, selling, general and administrative expenses for the three months ended June 30, 2008 as compared to the same period in 2007. Slightly offsetting this decrease was an increase in expenses at Royalton as a result of being closed for renovation for a period during the three months ended June 30, 2007.
Property taxes, insurance and other expense decreased 12.4% to $3.7 million for the three months ended June 30, 2008 as compared to $4.3 million for the three months ended June 30, 2007. The decrease is primarily related to preopening expenses incurred during the first six months of 2007 after the repositioning and opening of Mondrian Scottsdale.
Corporate expense increased by 28.8% to $12.3 million for the three months ended June 30, 2008 as compared to $9.6 million for the three months ended June 30, 2007. This increase is primarily due to a $1.3 million increase in stock compensation expense during the three months ended June 30, 2008 as compared to the same period in 2007 due to additional grants in 2008. Further, this increase is due to increased payroll and payroll related costs incurred as a result of the hiring of additional employees due to the expansion of the Company’s hotel portfolio and development efforts.
Depreciation and amortization increased 23.4% to $6.0 million for the three months ended June 30, 2008 as compared to $4.9 million for the three months ended June 30, 2007. This increase is a result of the renovations at Delano Miami and Royalton, which both took place during 2007.
Interest Expense, net. Interest expense, net decreased 7.9% to $10.3 million for the three months ended June 30, 2008 as compared to $11.2 million for the three months ended June 30, 2007, primarily due to lower interest expense incurred during the three months ended June 30, 2008 on the Company’s convertible notes issued in October 2007 rather than the interest expense incurred on outstanding amounts under the Company’s revolving credit facility during the three months ended June 30, 2007.
Equity in loss of unconsolidated joint ventures decreased 62.1% to $0.9 million for the three months ended June 30, 2008 as compared to $2.3 million for the three months ended June 30, 2007. This decrease was primarily the result of income recognized from the London joint venture relating to the change in fair value of interest rate hedging instruments not qualifying for hedge accounting under SFAS No. 133.

The components of RevPAR from the Joint Venture Hotels for the three months ended June 30, 2008 and 2007 are summarized as follows:

	Three Months Ended
	June 30,	June 30,
	2008	2007	Change ($)	Change (%)
Occupancy	83.0%	82.5%	—	0.6%
ADR	$318	$327	$(9)	(2.8)%
RevPAR	$264	$269	$(5)	(2.1)%
As is customary for companies in the gaming industry, the Hard Rock average occupancy rate and average daily rate includes rooms provided on a complimentary basis. Like most operators of hotels in the non-gaming lodging industry, we do not follow this practice at our other hotels, where we present average occupancy rate and average daily rate net of rooms provided on a complimentary basis.
Other non-operating expense decreased 12.5% to $1.4 million for the three months ended June 30, 2008 as compared to $1.6 million for the three months ended June 30, 2007. The expense recognized in the three months ended June 30, 2008 primarily relates to the Shore Club litigation which was settled in April 2008 and costs incurred related to development projects which were not capitalizable. The expense recognized in the three months ended June 30, 2007 relates to Shore Club litigation expenses and the write-off of furniture and fixtures at Royalton.
Income tax (benefit) expense was a benefit of $0.6 million for the three months ended June 30, 2008 compared to expense of $0.7 million for the three months ended June 30, 2007. This change was primarily due to the loss recognized by the Company in the three months ended June 30, 2008 as compared to income recognized in the three months ended June 30, 2007.

Comparison of Six Months Ended June 30, 2008 to June 30, 2007
The following table presents our operating results for the six months ended June 30, 2008 and the six months ended June 30, 2007, including the amount and percentage change in these results between the two periods. The consolidated operating results for the six months ended June 30, 2008 is comparable to the consolidated operating results for the six months ended June 30, 2007, with the exception of the renovation of Mondrian Los Angeles and closure for renovation of Morgans in New York during a portion of the six months ended June 30, 2008, the closure for renovation of Royalton during a portion of the six months ended June 30, 2007, and the investment in the Hard Rock in February 2007 and renovation and expansion work at the Hard Rock during the six months ended June 30, 2008. The consolidated operating results are as follows:

	Six Months Ended
	June 30,	June 30,
	2008	2007	Change ($)	Change (%)
	(in thousands, except percentages)
Revenues
Rooms	$93,021	$92,528	$493	0.5%
Food and beverage	53,123	52,350	773	1.5%
Other hotel	6,823	7,243	(420)	(5.8)%

Total hotel revenues	152,976	152,121	855	0.6%
Management fee—related parties	9,088	8,971	117	1.3%

Total revenues	162,055	$161,092	963	0.6%

Operating Costs and Expenses
Rooms	25,065	24,983	82	0.3%
Food and beverage	37,722	34,792	2,930	8.4%
Other departmental	4,009	3,970	39	1.0%
Hotel selling, general and administrative	30,372	30,103	269	0.9%
Property taxes, insurance and other	7,782	9,956	(2,174)	(21.8)%

Total hotel operating expenses	104,950	103,804	1,146	1.1%
Corporate expense	22,647	18,614	4,033	21.7%
Depreciation and amortization	12,109	9,684	2,425	25.0%

Total operating costs and expenses	139,706	132,102	7,604	5.8%

Operating income	22,349	28,990	(6,641)	(22.9)%
Interest expense, net	20,831	21,814	(983)	(4.5)%
Equity in loss of unconsolidated joint ventures	8,910	6,936	1,974	28.5%
Minority interest in joint ventures	2,599	2,122	477	22.5%
Other non-operating expense (income)	2,468	(4,117)	6,585	(1)

(Loss) income before income tax expense and minority interest	(12,459)	2,235	(14,784)	(1)
Income tax (benefit) expense	(4,512)	917	(5,757)	(1)

(Loss) income before minority interest	(7,947)	1,318	(9,265)	(1)
Minority interest	(236)	40	(276)	(1)

Net (loss) income	(7,711)	1,278	(8,989)	(1)
Other comprehensive (loss) income:
Unrealized gain on interest rate swap, net of tax	1,136	3,484	(2,348)	(67.4)%
Foreign currency translation gain	35	66	(31)	(47.0)%

Comprehensive (loss) income	$(6,540)	$4,828	$(11,368)	(1)

(1)	Not meaningful.

Total Hotel Revenues. Total hotel revenues increased 0.6% to $153.0 million for the six months ended June 30, 2008 compared to $152.1 million for the six months ended June 30, 2007. RevPAR from our comparable Owned Hotels, which excludes Mondrian Los Angeles and Morgans which were both under renovation during the six months ended June 30, 2008 and Royalton, which was under renovation during the six months ended June 30, 2007, increased by 4.7% to $252 for the six months ended June 30, 2008 compared to $240 for the same period in 2007. The components of RevPAR from our comparable Owned Hotels for the six months ended June 30, 2008 and 2007 are summarized as follows:

	Six Months Ended
	June 30,	June 30,
	2008	2007	Change ($)	Change (%)
Occupancy	81.4%	80.8%	—	0.8%
ADR	$309	$298	$11	3.8%
RevPAR	$252	$240	$12	4.7%
Rooms revenue increased 0.5%, remaining relatively flat for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The overall increase was primarily attributable to an increase in room revenues at Royalton, which was closed for renovation during part of the comparable period in 2007, offset by disruptions due to renovations at Mondrian Los Angeles and Morgans during the six months ended June 30, 2008. The increase in rooms revenue at Royalton was primarily due to a 14.9% RevPAR increase for the six months ended June 30, 2008 as compared to the same period in 2007.
Food and beverage revenue increased 1.5% to $53.1 million for the six months ended June 30, 2008 as compared to $52.4 million for the six months ended June 30, 2007. Increases in food and beverage revenues of 20.0% and 51.2% were experienced at Delano Miami and Royalton, respectively. Delano Miami benefitted from The Florida Room nightclub and lounge which opened in December 2007. The increase in revenues at Royalton is due primarily to the new restaurant, Brasserie 44 and the recently renovated bar, both of which opened in October 2007 when the newly renovated hotel reopened. Offsetting these increases, the food and beverage revenues at Mondrian Los Angeles decreased the six months ended June 30, 2008 as compared to the same period in 2007 due to the renovations currently underway.
Other hotel revenue decreased by 5.8% to $6.8 million for the six months ended June 30, 2008 as compared to $7.2 million for the six months ended June 30, 2007, primarily due to a 14.1% decline in telephone revenues over the six months ended June 30, 2008 as compared to the same period in 2007 which is consistent across the industry due to increased use of cell phones by our guests.
Management Fee—Related Parties. Management fees — related parties increased 1.3% to $9.1 million for the six months ended June 30, 2008, remaining relatively flat as compared to the six months ended June 30, 2007.
Operating Costs and Expenses
Rooms expense increased 0.3%, remaining relatively flat for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. This increase was consistent with the increased rooms revenues noted above and primarily due to an increase in rooms expense at Royalton for the six months ended June 30, 2008 as compared to the same period in 2007, which was related to the renovation at Royalton during 2007. Offsetting this increase were decreases in rooms expense at Mondrian Los Angeles and Morgans which were both under renovation during the six months ended June 30, 2008.
Food and beverage expense increased 8.4% to $37.7 million for the six months ended June 30, 2008 as compared to $34.8 million for the six months ended June 30, 2007. Increases in food and beverage expenses were experienced at Delano Miami and Royalton. Delano Miami’s expenses increased as a result of the increase in revenues noted above related to The Florida Room nightclub and lounge which opened in December 2007. The increase in expenses at Royalton is due primarily to the new restaurant, Brasserie 44 and the recently renovated bar, both of which opened in October 2007 when the hotel reopened. Offsetting these increases, the food and beverage expenses at Mondrian Los Angeles decreased, in line with the decrease in revenues noted above, for the six months ended June 30, 2008 as compared to the same period in 2007.
Other departmental expense remained relatively flat for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

Hotel selling, general and administrative expense remained relatively flat for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.
Property taxes, insurance and other expense decreased 21.8% to $7.8 million for the six months ended June 30, 2008 as compared to $10.0 million for the six months ended June 30, 2007. The decrease is primarily related to preopening expenses incurred during the first six months of 2007 after the repositioning and opening of Mondrian Scottsdale.
Corporate expense increased by 21.7% to $22.6 million for the six months ended June 30, 2008 as compared to $18.6 million for the six months ended June 30, 2007. This increase is primarily due to a $1.9 million increase in stock compensation expense due to additional grants in November 2007 and the first six months of 2008. Further, this increase is due to increased payroll and payroll related costs incurred as a result of the hiring of additional employees due to the expansion of the Company’s hotel portfolio and development efforts.
Depreciation and amortization increased 25.0% to $12.1 million for the six months ended June 30, 2008 as compared to $9.7 million for the six months ended June 30, 2007. This increase is a result of the renovations at Delano Miami and Royalton, which both took place during 2007.
Interest Expense, net. Interest expense, net decreased 4.5% to $20.8 million for the six months ended June 30, 2008 as compared to $21.8 million for the six months ended June 30, 2007. The decrease in interest expense, net was primarily due to lower interest expense incurred during the six months ended June 30, 2008 on the Company’s convertible notes issued in October 2007 rather than the interest expense incurred on outstanding amounts under the Company’s revolving credit facility during the six months ended June 30, 2007.
Equity in loss of unconsolidated joint ventures increased by 28.5% to $8.9 million for the six months ended June 30, 2008 as compared to $6.9 million for the six months ended June 30, 2007. This loss was primarily driven by increased losses at the Hard Rock for the six months ended June 30, 2008 as compared to the same period in 2007, which is primarily due to disruptions as a result of the current renovation and expansion underway at the Hard Rock. The loss was slightly offset by income recognized from the London joint venture relating to the change in fair value of interest rate hedging instruments not qualifying for hedge accounting under SFAS No. 133.
The components of RevPAR from the comparable Joint Venture Hotels (which excludes the Hard Rock, as the Company invested in this hotel in February 2007 and it is currently under renovation and expansion), for the six months ended June 30, 2008 and 2007 are summarized as follows:

	Six Months Ended
	June 30,	June 30,
	2008	2007	Change ($)	Change (%)
Occupancy	73.0%	72.8%	—	0.3%
ADR	$457	$473	$(16)	(3.3)%
RevPAR	$334	$344	$(10)	(3.1)%
The components of RevPAR from the Hard Rock for the six months ended June 30, 2008 and 2007 are summarized as follows:

	Six Months Ended
	June 30,	June 30,
	2008	2007	Change ($)	Change (%)
Occupancy	94.2%	95.0%	—	(0.8)%
ADR	$201	$216	$(15)	(7.1)%
RevPAR	$189	$205	$(16)	(7.9)%
As is customary for companies in the gaming industry, the Hard Rock presents average occupancy rate and average daily rate including rooms provided on a complimentary basis. Like most operators of hotels in the non-gaming lodging industry, we do not follow this practice at our other hotels, where we present average occupancy rate and average daily rate net of rooms provided on a complimentary basis.

Other non-operating expense (income) reflected expense of $2.5 million for the six months ended June 30, 2008 compared to income of $4.1 million in the six months ended June 30, 2007. Other non-operating expense recognized in the six months ended June 30, 2008 relates primarily to legal costs incurred related to the Shore Club litigation and costs related to development projects which were not capitalizable. The income recognized during the six months ended June 30, 2007 relates to consideration of $6.1 million in cash received from the transfer of our joint venture partners’ 50% share of the London hotels to an unrelated third party, offset by legal expenses incurred related to the Shore Club litigation and the write-off of furniture and fixtures at Royalton.
Income tax (benefit) expense was a benefit of $4.5 million for the six months ended June 30, 2008 as compared to expense of $0.9 million for the six months ended June 30, 2007. This change was primarily due to the loss recognized by the Company in the six months ended June 30, 2008 as compared to income recognized in the six months ended June 30, 2007.

Liquidity and Capital Resources
As of June 30, 2008, we had approximately $72.9 million in cash and cash equivalents. The Company’s liquidity, as measured by cash and cash equivalents and availability under its revolving credit facility was $206.2 million as of June 30, 2008. The Company has both short-term and long-term liquidity requirements as described in more detail below.
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
Long-Term Liquidity Requirements. We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next 12 months and believe these requirements consist primarily of funds necessary to pay scheduled debt maturities, renovations and other non-recurring capital expenditures that need to be made periodically to our properties and the costs associated with acquisitions and development of properties under contract and new acquisitions and development projects that we may pursue. Our long-term liquidity requirements are also affected by a potential liability to a designer for which we have accrued $12.8 million. Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, equity and debt offerings, borrowings under our line of credit, and long-term mortgages on our properties.
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
We may require additional borrowings, including borrowings under our line of credit, to satisfy our long-term liquidity requirements. Other sources may be sales of common or preferred stock and/or cash generated through property dispositions and joint venture transactions.
Anticipated Capital Expenditures and Liquidity Requirements
Stock Repurchase. On July 1, 2008, the Company’s board of directors authorized the repurchase of up to $30.0 million of the Company’s common stock, or approximately 9% of its outstanding shares based on the then current market price. We will repurchase our stock through the open market or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. As of July 31, 2008, we had repurchased 1,099,900 shares for approximately $12.2 million under this plan.
Property Renovations. Including amounts spent to date, we anticipate spending a total of approximately $45.0 million to $50.0 million during 2008 on renovations of existing owned hotels, such as Mondrian Los Angeles and Morgans, and expansion opportunities at owned hotels, such as the conversion of single room occupancy rental units at Hudson into guestrooms. We anticipate utilizing a significant portion of the 2008 amount on Mondrian Los Angeles. The majority of our capital expenditures are expected to be funded from existing cash balances.
Including amounts spent to date, we anticipate spending a total of approximately $25.0 million to $35.0 million during 2008 to fund investments in unconsolidated joint ventures. This includes funding for joint venture hotels under construction, such as Mondrian SoHo and Ames Boston, as well as additional equity at Mondrian South Beach should the closing of condominium sales not occur as planned due to the recent changes in the mortgage market. As of June 30, 2008, we had funded $4.1 million of additional equity at Mondrian South Beach during 2008. In June 2008, we contributed approximately $5.6 million for a 35% economic interest in a joint venture to develop Ames Boston. We anticipate increasing our investment to approximately $10.0 million which may be reduced by approximately $3.0 million through the sale of historic tax credits by the joint venture.

Hard Rock. On June 6, 2008, the joint venture closed on the construction financing for the expansion of the Hard Rock. The construction financing consists of a construction loan of up to $620.0 million under the Hard Rock’s existing loan facility. The Morgans Parties and DLJMB Parties also amended their joint venture agreement to reflect DLJMB’s commitment to make additional capital contributions to the Hard Rock of up to $144.0 million for the expansion project and up to $110.0 million to satisfy the minimum sales price or amortization payment requirements under the loan facility relating to the approximately 15.0 acres of excess land held for sale by the Hard Rock.
As of June 30, 2008, we have issued approximately $11.1 million of letters of credit toward the expansion. Except for funding these letters of credit, we do not currently intend to fund any portion of future expansion costs.
On August 1, 2008, a subsidiary of the Hard Rock joint venture obtained a loan to finance $50.0 million of the $110.0 million necessary to purchase an 11-acre parcel of land located adjacent to the Hard Rock from another subsidiary of the joint venture. The loan becomes due and payable no later than the maturity date of August 9, 2009, subject to two six-month extension options, and is subject to acceleration upon the occurrence of events of default, as set forth in the loan agreement. NorthStar Realty Finance Corp. is a participant lender in the loan. In connection with the loan, Morgans Group LLC, together with DLJMB, as guarantors, entered into a non-recourse carve-out guaranty agreement in favor of Column Financial, Inc., the lender.
The DLJMB Parties contributed an aggregate of approximately $74.0 million to the Hard Rock joint venture to fund the remaining portion of the $110.0 million of proceeds necessary to complete the intercompany land purchase and to pay for all costs and expenses in connection with its closing and related financing. The proceeds from the financing, together with the equity contribution from the DLJMB Parties were used to fully satisfy the $110.0 million amortization payment under the joint venture’s commercial mortgage backed securities loan facility.
As a result of the contributions by the DLJMB Parties, the Company holds approximately a 20.6% ownership interest in the joint venture as of August 1, 2008.
Echelon Las Vegas. In January 2006, we entered into a 50/50 joint venture with a subsidiary of Boyd, through which the joint venture planned to develop Delano Las Vegas and Mondrian Las Vegas as part of Boyd’s Echelon project. On June 30, 2008, the Company and Boyd amended this joint venture agreement to, among other things, extend from June 30, 2008 to September 15, 2008 the deadline by which the joint venture must obtain construction financing for the development of Delano Las Vegas and Mondrian Las Vegas.
On August 1, 2008, Boyd announced that it will delay the entire Echelon project due to the difficult environment surrounding today’s capital markets and current economic conditions. Given Boyd’s announcement and the difficulties in the credit markets, we believe that the joint venture will be unable to secure financing at favorable rates and conditions by September 15, 2008. We do not intend to further extend the joint venture agreement on its current terms but expect to evaluate future proposals relating to the project with Boyd. As a result, the $30.0 million deposit we made toward the project upon consummation of the Hard Rock transaction is expected to be refunded to us and we do not anticipate having to contribute the remaining approximately $46.1 million capital contribution to the venture.
Other Estimated Uses of Capital. We have a number of owned projects under consideration including the Gale in South Beach and the development of the lower level at Hudson. We also have a number of joint venture projects including a potential Mondrian Chicago and Mondrian Palm Springs which may require equity investments. The Mondrian Chicago and Mondrian Palm Spring projects do not currently have debt financing. Given the current state of the credit markets, the joint ventures may not be able to obtain adequate project financing in a timely manner or at all. If adequate project financing is not obtained, the joint ventures may seek additional investors to raise capital, limit the scope of the project, defer the project or cancel the project altogether.

Comparison of Cash Flows for the Six Months Ended June 30, 2008 to June 30, 2007
Operating Activities. Net cash provided by operating activities was $18.6 million for the six months ended June 30, 2008 compared to $18.1 million for the six months ended June 30, 2007. The increase in cash is primarily due to changes in working capital.
Investing Activities. Net cash used in investing activities amounted to $46.8 million for the six months ended June 30, 2008 as compared to $50.3 million for the six months ended June 30, 2007. The decrease in cash used in investing activities primarily relates to the $30.0 million deposit the Company made in February 2007 related to its investment in Echelon Las Vegas for which there was no comparable investment in 2008. This decrease was offset by increases in our capital expenditures relating to ongoing renovations at Mondrian Los Angeles and Morgans.
Financing Activities. Net cash used in financing activities amounted to $21.6 million for the six months ended June 30, 2008 as compared to net cash provided by financing activities of $17.2 million for the six months ended June 30, 2007. The decrease is primarily due to borrowings on our credit facility during the six months ended June 30, 2007, which was used to fund the Echelon Las Vegas deposit discussed above.
Debt
Revolving Credit Agreement. On October 6, 2006, we and certain of our subsidiaries entered into a revolving credit facility in the initial amount of $225.0 million, which includes a $50.0 million letter of credit sub-facility and a $25.0 million swingline sub-facility (collectively, the “Revolving Credit Agreement”), with Wachovia Capital Markets, LLC and Citigroup Global Markets Inc.
The amount available from time to time under the Revolving Credit Agreement is contingent upon the amount of an available borrowing base calculated by reference to collateral described below. The available borrowing base is currently approximately $64.0 million, but that amount may be increased up to $225.0 million at the Borrower’s (defined below) option by increasing the amount of the borrowing capacity on Delano Miami granted by the Delano Miami mortgage lender (discussed below) and upon payment of the related additional recording tax, assuming financial ratios are maintained, as discussed below. Had the Borrower exercised this option, the available borrowing base as of June 30, 2008 (assuming an increase in the Delano Miami mortgage and payment of the related additional recording tax) would have been approximately $133.3 million, based on current covenant calculations. That availability may also be increased through procedures specified in the Revolving Credit Agreement for adding property to the borrowing base and for revaluation of the property that constitutes the borrowing base.
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
The Revolving Credit Agreement requires the borrower to maintain for each four-quarter period a total leverage ratio (total indebtedness, which does not include indebtedness related to the Trust Notes (defined below) or the Notes, to consolidated EBITDA) of no more than 7.0 to 1.0 at any time during 2008 and 6.0 to 1.0 at any time after December 31, 2008, and a fixed charge coverage ratio (consolidated EBITDA to fixed charges) of no less than 1.75 to 1.00 at all times. The Revolving Credit Agreement contains negative covenants, subject in each case to certain exceptions, restricting incurrence of indebtedness, incurrence of liens, fundamental changes, acquisitions and investments, asset sales, transactions with affiliates and restricted payments, including, among others, a covenant prohibiting us from paying cash dividends on our common stock.
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

As of June 30, 2008, we were in compliance with the covenants of the Revolving Credit Agreement.
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
As of June 30, 2008, we were in compliance with the covenants of the Mortgages.
Notes to a Subsidiary Trust Issuing Preferred Securities. In August 2006, we formed a trust, MHG Capital Trust I, or the Trust, to issue $50.0 million of trust preferred securities in a private placement. The sole assets of the Trust consist of the Trust Notes due October 30, 2036 issued by Morgans Group LLC and guaranteed by us. The proceeds of the issuance of the Trust Notes were used to repay our then-existing credit agreement and to fund the equity contribution on Mondrian South Beach with the remainder available for general corporate purposes. The Trust Notes have a 30-year term, ending October 30, 2036, and bear interest at a fixed rate of 8.68% for the first 10 years, ending October 2016, and thereafter will bear interest at a floating rate based on the three-month LIBOR plus 3.25%. These securities are redeemable by the Trust at par beginning on October 30, 2011.

The Trust Note agreement requires that we maintain a fixed charge coverage ratio of 1.4 to 1.0. As of June 30, 2008, we were in compliance with the covenants of the Trust Note agreement.
Clift. We lease Clift under a 99-year non-recourse lease agreement expiring in 2103. The lease is accounted for as a financing with a balance of $80.5 million at March 31, 2008. The lease payments are $6.0 million per year through October 2014 with inflationary increases at five-year intervals thereafter beginning in October 2014.
Hudson. We lease two condominium units at Hudson which are reflected as capital leases with balances of $6.1 million at March 31, 2008. Currently, annual lease payments total approximately $800,000 and are subject to increases in line with inflation. The leases expire in 2096 and 2098.
Promissory Note. The purchase of the Gale, the property across from the Delano Miami, was partially financed with the issuance of a $10.0 million three-year interest only promissory note by us to the seller, which matures on January 24, 2009. At June 30, 2008, the note bore interest at 10.0%, effective January 2008 through maturity.
Mondrian Scottsdale Debt. In May 2006, we obtained mortgage financing on Mondrian Scottsdale. The $40.0 million loan, which accrues interest at LIBOR plus 2.30%, had a maturity date in May 2008 subject to three one-year extensions. We have exercised our option to extend the maturity date until May 2009. We have purchased an interest rate caps which limit the interest rate exposure to 6.0% through June 1, 2009.
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
In connection with the private offering, the Company entered into certain convertible note hedge and warrant transactions. These transactions are intended to reduce the potential dilution to the holders of our common stock upon conversion of the Notes and will generally have the effect of increasing the conversion price of the Notes to approximately $40.00 per share, representing a 82.23% premium based on the sale price of our common stock of $21.95 per share on October 11, 2007. The net proceeds to us from the sale of the Notes was approximately $166.8 million (of which approximately $24.1 million was used to fund the note call options and warrant transactions).
Seasonality
The hospitality business is seasonal in nature. Our Miami hotels are strongest in the first quarter, whereas our New York hotels are strongest in the fourth quarter. Quarterly revenues also may be adversely affected by events beyond our control, such as extreme weather conditions, terrorist attacks or alerts, natural disasters, airline strikes, economic factors and other considerations affecting travel.
To the extent that cash flows from operations are insufficient during any quarter, due to temporary or seasonal fluctuations in revenues, we may have to enter into additional short-term borrowings or draw on our line of credit to meet cash requirements.
Capital Expenditures and Reserve Funds
We are obligated to maintain reserve funds for capital expenditures at our hotels as determined pursuant to our debt and lease agreements. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. Our debt and lease agreements require us to reserve funds at amounts equal to 4% of the hotel’s revenues and require the funds to be set aside in restricted cash. In addition, the restaurant joint ventures require the ventures to set aside restricted cash of between 2% to 4% of gross revenues of the restaurant. As of June 30, 2008, $8.6 million was available in restricted cash reserves for future capital expenditures.

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
Including amounts spent to date, we anticipate spending a total of approximately $45.0 million to $50.0 million during 2008 on renovations of existing owned hotels, such as Mondrian Los Angeles and Morgans, and expansion opportunities at owned hotels, such as the conversion of single room occupancy rental units at Hudson into guestrooms. We anticipate utilizing a significant portion of the 2008 amount on Mondrian Los Angeles. The majority of our capital expenditures are expected to be funded from existing cash balances. Our capital expenditures could increase if we decide to acquire, renovate or develop hotels or additional space at existing hotels.
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
In May 2006, we entered into an interest rate cap agreement with a notional amount of $40.0 million, the expected full amount of debt secured by Mondrian Scottsdale, with a LIBOR cap of 6.00% through June 1, 2008, which has since been extended through June 1, 2009. This derivative qualifies for hedge accounting treatment and accordingly, the change in fair value of this instrument is recognized in other comprehensive income.
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
Morgans Europe’s net income or loss and cash distributions or contributions are allocated to the partners in accordance with ownership interests. At June 30, 2008, our investment in Morgans Europe was $17.2 million. We account for this investment under the equity method of accounting. Our equity in income of the joint venture amounted to $3.4 million and $3.3 million for the six months ended June 30, 2008 and 2007, respectively.
South Beach Venture. We own a 50% interest in a building on Biscayne Bay in South Beach Miami through the South Beach Venture. The South Beach Venture is in the process of renovating and converting the building into a condominium and hotel to be operated under our Mondrian brand. We will operate Mondrian South Beach under a long-term incentive management contract.
We account for this investment under the equity method of accounting. At June 30, 2008, our investment in the South Beach Venture was $16.4 million. Our equity in loss of the South Beach Venture amounted to $0.7 million and $2.0 million for the six months ended June 30, 2008 and 2007, respectively.
Hard Rock. As of June 30, 2008, we owned a 27.4% interest in the Hard Rock, based on cash contributions, through a joint venture with DLJMB. We also manage the Hard Rock under a management agreement, for which we receive a management fee and a chain service expense reimbursement of all non-gaming revenue including casino rents and all other rental income. The Company can also earn an incentive management fee based on EBITDA, as defined, above certain levels. We account for this investment under the equity method of accounting. At June 30, 2008, our investment in the Hard Rock venture was $26.6 million. Our equity in loss of this venture was $11.3 million and $7.7 million for the six months ended June 30, 2008 and 2007, respectively. Subsequent to the land sale, discussed in Note 4 to the Consolidated Financial Statements, and as of August 1, 2008, our ownership interest in the Hard Rock joint venture was approximately 20.6%.
Echelon Las Vegas. In January 2006, we entered into a limited liability company agreement with a subsidiary of Boyd through which it will develop, as 50/50 owners, Delano Las Vegas and Mondrian Las Vegas. We account for this investment under the equity method of accounting. At June 30, 2008, our investment in the Echelon Las Vegas venture was $44.1 million, including a $30.0 million deposit made to Boyd upon consummation of the Hard Rock transaction. As noted above, we expect this deposit to be refunded to us as a result of Boyd’s announcement on August 1, 2008 that it will delay the entire Echelon project. Our equity in loss of the Echelon Las Vegas venture was $0.6 million and $0 for the six months ended June 30, 2008 and 2007, respectively.
Mondrian SoHo. In June 2007, we contributed $5.0 million for a 20% equity interest in a joint venture with Cape Advisors Inc. to acquire and develop a Mondrian hotel in the SoHo neighborhood of New York City. Upon completion, we are expected to operate the hotel under a 10-year management contract with two 10-year extension options. As of June 30, 2008, our investment in the Mondrian SoHo venture was $5.1 million.
Mondrian Chicago. In June 2007, we formed a joint venture with M Development to lease and develop a Mondrian hotel in Chicago. We will have a 49% equity interest in the joint venture and expect to contribute approximately $15.0 million to the project, of which approximately $2.3 million was contributed as of June 30, 2008. Upon completion, we are expected to operate the hotel under a 20-year management contract with two 5-year extension options. As of June 30, 2008, our investment in the Mondrian Chicago venture was $2.5 million.
Ames Boston. On June 17, 2008 the Company, Normandy Real Estate Partners, and local partner Ames Hotel Partners entered into a new joint venture to develop the Ames Boston hotel in Boston, Massachusetts. Upon completion, we expect to operate Ames Boston under a long-term management contract. Ames Boston is expected to open in the third quarter of 2009. We expect to commit approximately $10.0 million for a 35% economic interest in the joint venture. As of June 30, 2008, our investment in the Ames Boston joint venture was $5.6 million. The project is expected to qualify for federal and state historic rehabilitation tax credits, which would reduce the equity investment.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Quantitative and Qualitative Disclosures About Market Risk
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Some of our outstanding debt has a variable interest rate. As described in “Management’s Discussion and Analysis of Financial Results of Operations — Derivative Financial Instruments” above, we use some derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of June 30, 2008, our total outstanding debt, including capitalized lease obligations, was approximately $729.8 million, of which approximately $410.0 million, or 56.2%, was variable rate debt.
We entered into hedging arrangements on $285.0 million of debt which became effective on July 9, 2007 and cap LIBOR at approximately 5.0%. At June 30, 2008, the LIBOR rate was 3.3%. If market rates of interest on this variable rate debt increases by 1.0%, or 100 basis points, the increase in interest expense would reduce future pre-tax earnings and cash flows by approximately $2.9 million annually. The maximum annual amount the interest expense would increase on this variable rate debt is $4.9 million due to our interest rate cap agreement. If market rates of interest on this variable rate debt decrease by 1.0%, or 100 basis points, the decrease in interest expense would increase pre-tax earnings and cash flows by approximately $2.9 million annually.
We also entered into hedging arrangements on $40.0 million of debt secured by Mondrian Scottsdale, with a LIBOR cap of 6.0% through June 1, 2009. If market rates of interest on this variable rate debt increases by 1.0%, or 100 basis points, the increase in interest expense would reduce future pre-tax earnings and cash flows by approximately $0.4 million annually. The maximum annual amount the interest expense would increase on this variable rate debt is $1.1 million due to our interest rate cap agreement. If market rates of interest on this variable rate debt decrease by 1.0%, or 100 basis points, the decrease in interest expense would increase pre-tax earnings and cash flows by approximately $0.4 million annually.
If market rates of interest increase by 1.0%, or approximately 100 basis points, the fair value of our fixed rate debt would decrease by approximately $41.1 million. If market rates of interest decrease by 1.0%, or approximately 100 basis points, the fair value of our fixed rate debt would increase by $170.3 million.
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
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15 of the Securities and Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We were not required to make any cash payments as part of the Settlement. Under the relevant terms of the Settlement, the management agreement pursuant to which MHG Management Company manages Shore Club was amended to provide for, among other things, a reduction beginning in 2009 in the management and chain services fees, a reduction beginning in 2012 in the termination payment to be made by the owner of Shore Club to MHG Management Company upon termination of the management agreement, and certain changes to operating procedures at Shore Club.
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
The Company and NorthStar entered into an Insurance Proceeds Sharing Agreement on January 18, 2008, pursuant to which NorthStar paid us one-half of the aggregate insurance proceeds received by NorthStar in connection with the Litigations under the Insurance Policies as of the date of the Insurance Proceeds Sharing Agreement. The parties have also agreed that all future insurance proceeds received from the Insurance Policies in connection with the Litigations shall be allocated equally among the parties.
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

Hard Rock Financial Advisory Agreement
In July 2008, the Company received an invoice from Credit Suisse Securities (USA) LLC (“Credit Suisse”) for $9.4 million related to the Financial Advisory Agreement the Company entered into with Credit Suisse in July 2006. Under the terms of the Financial Advisory Agreement, Credit Suisse received a transaction fee (the “Transaction Fee”) for placing DLJMB, an affiliate of Credit Suisse, in the Hard Rock joint venture. The Transaction Fee which was paid by the Hard Rock joint venture at the closing of the Transactions, as defined above in Note 4, and was based upon an agreed upon percentage of the initial equity contribution made by DLJMB in entering into the joint venture. The invoice received in July 2008 alleges that as a result of events subsequent to the closing of the Transactions, Credit Suisse is due additional transaction fees. The Company believes this invoice is invalid, and would otherwise be a Hard Rock joint venture liability.
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
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
At the Company’s Annual Meeting of Stockholders held on May 20, 2008, three proposals were submitted to a vote of our stockholders.
1. Election of Directors—Seven directors were elected to serve on our Board of Directors for a term that ends at the 2009 Annual Meeting of Stockholders. The number of votes cast in favor and withheld for each nominee were as follows:

Nominee	In Favor	Withheld
David T. Hamamoto	25,456,969	3,511,100
Fred J. Kleisner	24,519,231	4,448,838
Robert Friedman	23,674,505	5,293,564
Jeffrey M. Gault	23,911,272	5,056,797
Thomas L. Harrison	23,912,622	5,055,447
Edwin L. Knetzger, III	17,983,697	10,984,372
Michael D. Malone	24,526,889	4,441,180

2. Ratification of Auditors—The stockholders ratified the appointment of BDO Seidman, LLP as our independent registered public accounting firm for 2008. The number of votes cast in favor and against the proposal, as well as the number of abstentions were as follows:

In Favor	Against	Abstained
28,924,083	41,872	2,114
3. Approval of the Amended and Restated 2007 Omnibus Incentive Plan—The stockholders approved the Amended and Restated 2007 Omnibus Incentive Plan, which, among other things, increased by 1,860,000 shares the number of shares reserved for issuance under the 2007 Omnibus Incentive Plan. The number of votes cast in favor and against the proposal, as well as the number of abstentions were as follows:

In Favor	Against	Abstained
12,322,138	5,892,748	3,751
Item 5. Other Information.
None.
Item 6. Exhibits.
The exhibits listed in the accompanying Exhibit Index are filed as part of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Morgans Hotel Group Co.
August 8, 2008	/s/ Fred J. Kleisner
Fred J. Kleisner
President and Chief Executive Officer

August 8, 2008	/s/ Richard Szymanski
Richard Szymanski
Chief Financial Officer and Secretary

Exhibit Index

Exhibit No.	Description of Exhibit
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

4.1
Specimen Certificate of Common Stock of Morgans Hotel Group Co. (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on January 17, 2006)

4.2
Junior Subordinated Indenture, dated as of August 4, 2006, between Morgans Hotel Group Co., Morgans Group LLC and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 11, 2006)

4.3
Amended and Restated Trust Agreement of MHG Capital Trust I, dated as of August 4, 2006, among Morgans Group LLC, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, and the Administrative Trustees Named Therein (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 11, 2006)

4.4
Stockholder Protection Rights Agreement, dated as of October 9, 2007, between Morgans Hotel Group Co. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on October 10, 2007)

4.5
Indenture related to the Senior Subordinated Convertible Notes due 2014, dated as of October 17, 2007, by and among Morgans Hotel Group Co., Morgans Group LLC and The Bank of New York, as trustee (including form of 2.375% Senior Subordinated Convertible Note due 2014) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on October 17, 2007)

4.6
Registration Rights Agreement, dated as of October 17, 2007, between Morgans Hotel Group Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on October 17, 2007)

4.7
Amendment to the Stockholder Protection Rights Agreement, dated July 25, 2008, between the Company and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 30, 2008)

10.1	Morgans Hotel Group Co. Amended and Restated 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 20, 2008)

10.2
Second Amendment to Morgans Las Vegas, LLC Limited Liability Company Agreement, dated June 30, 2008, by and between Morgans/LV Investment LLC and Echelon Resorts Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 1, 2008)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit No.	Description of Exhibit
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*