Form 10-Q
period 2008-09-30
Morgans Hotel Group Co.
filed 2008-11-07
CIK 1342126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of November 7, 2008 was 29,397,841.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Morgans Hotel Group Co.
Consolidated Balance Sheets
(in thousands, except share data)

	September 30,	December 31,
	2008	2007
	(unaudited)
Assets
Property and equipment, net	$569,742	$535,609
Goodwill	73,698	73,698
Investments in and advances to unconsolidated joint ventures	85,081	110,208
Cash and cash equivalents	59,683	122,712
Restricted cash	30,772	28,604
Accounts receivable, net	9,865	10,333
Related party receivables	5,851	3,422
Prepaid expenses and other assets	9,821	11,369
Deferred income taxes	28,190	27,636
Other, net	16,211	19,532

Total assets	$888,914	$943,123

Liabilities and Stockholders’ Equity
Long-term debt and capital lease obligations	$730,070	$729,199
Accounts payable and accrued liabilities	21,423	36,126
Other liabilities	25,809	27,979

Total liabilities	777,302	793,304
Minority interest	19,030	19,833
Commitments and contingencies Common stock, $.01 par value; 200,000,000 shares authorized; 36,277,495 shares issued at September 30, 2008 and December 31, 2007, respectively	363	363
Treasury stock, at cost, 5,388,056 and 3,057,581 shares of common stock at September 30, 2008 and December 31, 2007, respectively	(87,439)	(54,361)
Additional paid-in capital	228,838	216,494
Comprehensive income	(7,736)	(7,771)
Accumulated deficit	(41,444)	(24,739)

Stockholders’ equity	92,582	129,986

Total liabilities and stockholders’ equity	$888,914	$943,123

See accompanying notes to consolidated financial statements.

Morgans Hotel Group Co.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share data)
(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Revenues
Rooms	$45,500	$39,974	$138,521	$132,502
Food and beverage	23,269	24,221	76,392	76,572
Other hotel	3,133	3,182	9,957	10,425

Total hotel revenues	71,902	67,377	224,870	219,499
Management fee-related parties and other income	5,799	4,721	14,887	13,691

Total revenues	77,701	72,098	239,757	233,190
Operating Costs and Expenses
Rooms	12,097	11,061	37,162	36,044
Food and beverage	16,817	16,185	54,538	50,977
Other departmental	1,792	1,846	5,801	5,816
Hotel selling, general and administrative	15,003	13,742	45,375	43,845
Property taxes, insurance and other	5,447	3,534	13,229	13,490

Total hotel operating expenses	51,156	46,368	156,105	150,172
Corporate expense	12,355	18,115	35,002	36,729
Depreciation and amortization	7,587	5,055	19,696	14,739

Total operating costs and expenses	71,098	69,538	210,803	201,640
Operating income	6,603	2,560	28,954	31,550
Interest expense, net	10,222	10,690	31,053	32,504
Equity in loss of unconsolidated joint ventures	7,617	5,931	16,526	12,867
Minority interest in consolidated joint ventures	683	461	3,282	2,583
Other non-operating expenses (income)	3,473	3,228	5,940	(888)

Loss before income tax expense and minority interest	(15,392)	(17,750)	(27,847)	(15,516)
Income tax benefit	(6,109)	(7,415)	(10,621)	(6,498)

Loss before minority interest	(9,283)	(10,335)	(17,226)	(9,018)
Minority interest	(284)	(314)	(520)	(274)

Net loss	$(8,999)	$(10,021)	$(16,706)	$(8,744)

Other comprehensive income (loss)
Unrealized (loss) gain on interest rate swap, net of tax	$(748)	$(7,327)	$388	$(3,844)
Foreign currency translation (loss) gain	(388)	117	(353)	183

Comprehensive loss	$(10,135)	$(17,231)	$(16,671)	$(12,405)

Loss per share:
Basic and diluted	$(0.29)	$(0.29)	$(0.52)	$(0.27)
Weighted average number of common shares outstanding:
Basic and Diluted	31,231	34,068	31,953	32,771
See accompanying notes to consolidated financial statements.

Morgans Hotel Group Co.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	Sept. 30, 2008	Sept. 30, 2007
Cash flows from operating activities
Net loss	$(16,706)	$(8,744)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	19,159	14,285
Amortization of other costs	537	454
Amortization of deferred financing costs	2,106	1,526
Stock based compensation	12,130	16,068
Accretion of interest on capital lease obligation	1,114	671
Equity in loss from unconsolidated joint ventures	16,526	12,867
Write off of development costs	503	—
Loss on disposal of property and equipment	2,086	695
Deferred income taxes	(10,621)	(13,434)
Change in value of interest rate caps and swaps, net	—	3,018
Minority interest	2,762	(703)
Changes in assets and liabilities:
Accounts receivable, net	468	(695)
Related party receivables	(2,428)	(1,108)
Restricted cash	(4,616)	(2,985)
Prepaid expenses and other assets	849	(3,549)
Accounts payable and accrued liabilities	(3,536)	10,431
Other liabilities	(721)	(904)

Net cash provided by operating activities	19,612	27,893

Cash flows from investing activities
Additions to property and equipment	(55,377)	(42,866)
Withdrawals from (deposits into) capital improvement escrows, net	2,449	(845)
Return of investment from unconsolidated joint ventures	30,670	12,690
Investments in unconsolidated joint ventures	(23,656)	(46,693)

Net cash used in investing activities	(45,914)	(77,714)

Cash flows from financing activities
Proceeds from long-term debt	—	67,673
Payments on long-term debt and capital lease obligations	(244)	(40,394)
Cash paid in connection with vesting of stock based awards	(84)	(3)
Proceeds from issuance of common stock, net of costs	—	59,518
Repurchase of Company’s common stock	(33,654)	(21,587)
Distributions to holders of minority interest in consolidated subsidiaries	(2,692)	—
Financing costs	(53)	(175)

Net cash (used in) provided by financing activities	(36,727)	65,032

Net (decrease) increase cash and cash equivalents	(63,029)	15,211
Cash and cash equivalents, beginning of period	122,712	27,549

Cash and cash equivalents, end of period	$59,683	$42,760

Supplemental disclosure of cash flow information
Cash paid for interest	$26,137	$28,401

Cash paid for taxes	$1,198	$1,197

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
In connection with the IPO, the Former Parent contributed the subsidiaries and ownership interests in nine operating hotels in the United States and the United Kingdom to Morgans Group LLC in exchange for membership units. Simultaneously, Morgans Group LLC issued additional membership units to the Predecessor in exchange for cash raised by the Company from the IPO. The Former Parent also contributed all the membership interests in its hotel management business to Morgans Group LLC in return for 1,000,000 membership units in Morgans Group LLC exchangeable for shares of the Company’s common stock. The Company is the managing member of Morgans Group LLC, and has full management control. On April 24, 2008, 45,935 outstanding membership units in Morgans Group LLC were redeemed in exchange for 45,935 shares of the Company’s common stock. As of September 30, 2008, 954,065 membership units in Morgans Group LLC remain outstanding.
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
Operating Hotels
The Company’s operating hotels as of September 30, 2008 are as follows:

		Number of
Hotel Name	Location	Rooms	Ownership
Delano Miami	Miami Beach, FL	194	(1)
Hudson	New York, NY	807	(5)
Mondrian Los Angeles	Los Angeles, CA	237	(1)
Morgans	New York, NY	113	(1)
Royalton	New York, NY	168	(1)
Sanderson	London, England	150	(2)
St Martins Lane	London, England	204	(2)
Shore Club	Miami Beach, FL	309	(3)
Clift	San Francisco, CA	363	(4)
Mondrian Scottsdale	Scottsdale, AZ	194	(1)
Hard Rock Hotel & Casino	Las Vegas, NV	646	(6)

(1)	Wholly-owned hotel.

(2)	Owned through a 50/50 unconsolidated joint venture.

(3)	Operated under a management contract, with an unconsolidated minority ownership interest of approximately 7%.

(4)	The hotel is operated under a long-term lease, which is accounted for as a financing.

(5)	The hotel is structured as a condominium, in which the Company owns approximately 96% of the square footage of the entire building.

(6)	Operated under a management contract and owned through an unconsolidated joint venture, of which the Company owned approximately 20.5% at September 30, 2008 based on cash contributions.
Restaurant Joint Venture
The food and beverage operations of certain of the hotels are operated under a 50/50 joint venture with a third party restaurant operator.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company consolidates all wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
A summary of the Company’s derivative and hedging instruments that have been recognized in earnings as of September 30, 2008 and December 31, 2007 is as follows (in thousands):

				Estimated	Estimated
				Fair Market	Fair Market
				Value at	Value at
	Type of	Maturity	Strike	September 30,	December 31,
Notional Amount	Instrument	Date	Rate	2008	2007
$285,000	Sold interest cap	July 9, 2010	4.25%	$(878)	$(1,793)
285,000	Interest cap	July 15, 2010	4.25%	907	1,831
85,000	Interest cap	July 15, 2010	7.00%	19	15
85,000	Sold interest cap	July 15, 2010	7.00%	(22)	(15)

Fair value of derivative instruments not designated as hedges				$26	$38

A summary of the Company’s derivative instruments that have been designated as hedges under SFAS No. 133 as of September 30, 2008 and December 31, 2007 is as follows (in thousands):

				Estimated	Estimated
				Fair Market	Fair Market
				Value at	Value at
	Type of	Maturity	Strike	September 30,	December 31,
Notional Amount	Instrument	Date	Rate	2008	2007
$285,000	Interest swap	July 9, 2010	5.04%	$(8,846)	$(9,409)
85,000	Interest swap	July 15, 2010	4.91%	(2,493)	(2,537)
18,000	Interest swap	June 1, 2009	6.00%	—	—
22,000	Interest swap	June 1, 2009	6.00%	—	—

Fair value of derivative instruments designated as effective hedges				$(11,339)	$(11,946)

Total fair value of derivative instruments				$(11,313)	$(11,908)

Total fair value included in other assets				$925	$1,846

Total fair value included in other liabilities				$(12,238)	$(13,754)

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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the total value of the interest rate caps and swaps valued under SFAS No. 157 included in other assets is approximately $0.9 million and the amounts included in other liabilities is approximately $12.2 million as of September 30, 2008.
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

Minority Interest
The percentage of membership units in Morgans Group LLC, our operating company, owned by the Former Parent is presented as minority interest in Morgans Group LLC in the consolidated balance sheet and was approximately $17.9 million as of September 30, 2008 and $19.2 million as of December 31, 2007. The minority interest in Morgans Group LLC is (i) increased or decreased by the limited members’ pro rata share of Morgans Group LLC’s net income or net loss, respectively; (ii) decreased by distributions; (iii) decreased by redemptions of membership units for the Company’s common stock; and (iv) adjusted to equal the net equity of Morgans Group LLC multiplied by the limited members’ ownership percentage immediately after each issuance of units of Morgans Group LLC and/or shares of the Company’s common stock and after each purchase of treasury stock through an adjustment to additional paid-in capital. Net income or net loss allocated to the minority interest in Morgans Group LLC is based on the weighted-average percentage ownership throughout the period.
Additionally, $1.1 million and $0.6 million was recorded as minority interest as of September 30, 2008 and December 31, 2007, respectively, which represents our third-party food and beverage joint venture partner’s interest in the restaurant venture at certain of our hotels.
New Accounting Pronouncements
On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This statement permits companies to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under GAAP. SFAS No. 159 must be applied prospectively, and the effect of the first re-measurement to fair value, if any, should be reported as a cumulative effect adjustment to the opening balance of retained earnings. SFAS No. 159 was effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 had no material impact on the Company’s consolidated financial statements as the Company did not elect the fair value measurement option for any of its financial assets or liabilities.
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
In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”), which replaces SFAS No. 141. SFAS No. 141R, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired (including intangibles), the liabilities assumed and any noncontrolling interest in the acquired entity. Additionally, SFAS No. 141R requires that all transaction costs of a business acquisition will be expensed as incurred. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008. Adoption is prospective and early adoption is not permitted. This Statement will only have an impact on our consolidated financial statements if we are involved in a business acquisition in fiscal year 2009 or later years.
In February 2008, the FASB issued Staff Position No. FAS 157-2 which provides for a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No.161 requires enhanced disclosures related to derivative and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosure related to (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedge items are accounted for under SFAS No.133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No.161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim period beginning after November 15, 2008 with early application encouraged. We are currently evaluating the impact that SFAS No. 161 will have on the Company’s financial statements.

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
In October 2008, the FASB issued FASB Staff Position No. FAS 157-3 which clarifies the application of FASB Statement No. 157, Fair Value Measurements. Staff Position No. FAS 157-3 provides guidance in determining the fair value of a financial asset when the market for that financial asset is not active.
Reclassifications
Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.
3. Income (Loss) Per Share
Basic earnings per share is calculated based on the weighted average number of common stock outstanding during the period. Diluted earnings per share include the effect of potential shares outstanding, including dilutive securities. Potential dilutive securities may include shares and options granted under the Company’s stock incentive plan and membership units in Morgans Group LLC, which may be exchanged for shares of the Company’s common stock under certain circumstances. The 954,065 outstanding Morgans Group LLC membership units (which may be converted to common stock) at September 30, 2008 have been excluded from the diluted net income (loss) per common share calculation, as there would be no effect on reported diluted net income (loss) per common share. All unvested restricted stock units, LTIP Units (as defined in Note 7), stock options and contingent convertible Notes (as defined in Note 6) are excluded from loss per share as they are anti-dilutive.
The table below details the components of the basic and diluted loss per share calculations (in thousands, except for per share data):

	Three months ended			Nine months ended
	September 30, 2008			September 30, 2008
		Weighted			Weighted
		Average	EPS		Average	EPS
	Loss	Shares	Amount	Loss	Shares	Amount
Basic loss per share	$(8,999)	31,231	$(0.29)	$(16,706)	31,953	$(0.52)
Effect of dilutive stock compensation	—	—	—	—	—	—

Diluted loss per share	$(8,999)	31,231	$(0.29)	$(16,706)	31,953	$(0.52)

On July 1, 2008, the Company’s Board of Directors authorized the repurchase of up to $30.0 million of the Company’s common stock, or approximately 9% of its outstanding shares based on the then current market price. The Company repurchased its stock through the open market or in privately negotiated transactions. The timing and actual number of shares repurchased depended on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. As of October 9, 2008, the Company had completed this share repurchase program and purchased 2,794,653 shares for approximately $30.0 million. This repurchase authorization was in addition to the $75.0 million that was previously authorized by our Board of Directors under separate plans in 2006 and 2007. The Company repurchased a total of 4,277,412 shares for approximately $74.8 million under these previous plans which have expired or been fully utilized.

4. Investments in and Advances to Unconsolidated Joint Ventures
The Company’s investments in and advances to unconsolidated joint ventures and its equity in earnings (losses) of unconsolidated joint ventures are summarized as follows (in thousands):
Investments

	As of	As of
	September 30,	December 31,
Entity	2008	2007
Morgans Hotel Group Europe Ltd.	$13,987	$13,679
Restaurant Venture — SC London	(957)	(479)
Mondrian South Beach	17,328	13,373
Hard Rock Hotel & Casino	21,116	36,767
Shore Club	57	57
Echelon Las Vegas	17,366	40,826
Mondrian SoHo	6,563	5,051
Mondrian Chicago	2,471	834
Ames Boston	7,049	834
Other	101	100

Total	$85,081	$110,208

Equity in income (losses) from unconsolidated joint ventures

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Morgans Hotel Group Europe Ltd.	$(2,527)	$(1,254)	$897	$1,991
Restaurant Venture — SC London	(131)	(42)	184	(529)
Mondrian South Beach	(369)	(151)	(1,083)	(2,194)
Hard Rock Hotel & Casino	(4,468)	(4,486)	(15,796)	(12,141)
Echelon Las Vegas	(124)	—	(735)	—
Other	2	2	7	6

Total	$(7,617)	$(5,931)	$(16,526)	$(12,867)

Morgans Hotel Group Europe Limited
As of September 30, 2008, the Company owned interests in two hotels in London, England, St Martins Lane, a 204-room hotel, and Sanderson, a 150-room hotel, through a 50/50 joint venture known as Morgans Hotel Group Europe Limited (“Morgans Europe”) with Walton MG London Investors V, L.L.C.
Under a management agreement with Morgans Europe, the Company earns management fees and a reimbursement for allocable chain service and technical service expenses. The Company is also entitled to an incentive management fee and a capital incentive fee. The Company did not earn any incentive fees during the nine months ended September 30, 2008 or 2007.
Net income or loss and cash distributions or contributions are allocated to the partners in accordance with ownership interests. The Company accounts for this investment under the equity method of accounting.
Mondrian South Beach
On August 8, 2006, the Company entered into a 50/50 joint venture (the “South Beach Venture”) with an affiliate of Hudson Capital. The South Beach Venture is renovating and converting an apartment building on Biscayne Bay in South Beach Miami into a condominium hotel operated under the Company’s Mondrian brand. The Company expects to operate Mondrian South Beach under a long-term incentive management contract. The hotel, which is scheduled to open in December 2008, expects to have approximately 330 units comprised of studios, one and two-bedroom units, and four penthouse suites.

The South Beach Venture acquired the existing building and land for a gross purchase price of $110.0 million. The South Beach Venture expects that ongoing renovations will cost a total of approximately $130.0 million. An initial equity investment of $15.0 million from each of the Company and Hudson Capital was funded at closing. Additionally, the South Beach Venture received financing of approximately $124.0 million at a rate of LIBOR, based on the rate set date, plus 300 basis points, or 5.5% at September 30, 2008. The South Beach Venture has paid down a portion of this debt with proceeds obtained from condominium sales. The balance of this loan at September 30, 2008 was $87.9 million. This loan matures in August 2009.
During the nine months ended September 30, 2008, the Company and Hudson Capital each funded an additional $5.3 million of equity. Further, in April 2008, the South Beach Venture obtained a mezzanine loan of $28.0 million bearing interest at LIBOR, based on the rate set date, plus 600 basis points, or 8.5% at September 30, 2008. The mezzanine loan also matures in August 2009.
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
The closing of the Transactions and completion of the Merger occurred on February 2, 2007. The Morgans Parties funded one-third of the equity, or approximately $57.5 million, and the DLJMB Parties funded two-thirds of the equity, or approximately $115.0 million, through a joint venture. The remainder of the $770.0 million purchase price was financed with mortgage financing under a credit agreement entered into by the joint venture. The credit agreement provides for a secured term loan facility, due in February 2010 with two one-year extension options subject to certain conditions, consisting of a $760.0 million loan for the acquisition, including $35.0 million of renovation costs, $48.2 million of financing costs and $56.3 million of cash reserves and working capital, and a loan for future expansion of the Hard Rock, discussed further below. On November 6, 2007, the joint venture entered into an amended and restated credit agreement in which the lender exercised its right to split the loan made pursuant to the original credit agreement into a mortgage loan, which is comprised of a construction loan component and an acquisition loan component, and three mezzanine loans. The proceeds of the mezzanine loans were used to prepay the acquisition loan portion of the mortgage loan made pursuant to the original credit agreement.
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
As of September 30, 2008, the Company has issued approximately $11.1 million of letters of credit toward the expansion following the closing of the Transactions.

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
As a result of the contributions by the DLJMB Parties, the Company holds approximately a 20.5% ownership interest in the joint venture as of September 30, 2008.
Also on August 1, 2008, the DLJMB Parties and the Morgans Parties amended the joint venture agreement. Among other things, the amended joint venture agreement clarifies certain obligations of the parties in the event that capital contributions are required for additional costs and expenses relating to the 11-acre parcel. In general, any decision to call for such additional capital contributions will be in the discretion of the Hard Rock joint venture’s board of directors. Subject to certain terms and conditions, the DLJMB Parties could also cause the joint venture to seek such additional capital contributions from third parties. However, each member that is not in default under the joint venture agreement will be given an opportunity to participate in the funding. The amended joint venture agreement also clarifies certain provisions used to calculate each member’s percentage interest in the joint venture in the event that such additional capital contributions are funded.
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
Echelon Las Vegas
In January 2006, the Company entered into a 50/50 joint venture with a subsidiary of Boyd Gaming Corporation (“Boyd”), through which the joint venture plans to develop Delano Las Vegas and Mondrian Las Vegas as part of Boyd’s Echelon project.
On August 1, 2008, Boyd announced that it will delay the entire Echelon project due to the difficult environment surrounding today’s capital markets and current economic conditions. On September 23, 2008, the Company and Boyd amended their joint venture agreement to, among other things, extend the deadline by which the joint venture must obtain construction financing for the development of Delano Las Vegas and Mondrian Las Vegas to December 31, 2009. The amended joint venture agreement also provided for the immediate return of the $30.0 million deposit the Company had provided for the project, plus interest, the elimination of the Company’s future funding obligations of approximately $41.0 million and the elimination of any obligation by the Company to provide a construction loan guaranty. The amended joint venture agreement also limits the amounts that the Company and Boyd are required to continue to fund for pre-development and related costs to approximately $0.4 million each. Each partner has the right to terminate the joint venture for any reason prior to December 31, 2009. Additionally, the terms of the management agreement, which provide for the Company to operate the joint venture hotels upon their completion, remain unchanged.

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
Mondrian Chicago
In June 2007, the Company formed a joint venture with M Development to lease and develop a Mondrian hotel in Chicago. The Company has a 49% equity interest in the joint venture and expects to contribute approximately $15.0 million to the project, of which approximately $2.3 million was contributed as of September 30, 2008. The Mondrian Chicago is currently expected to have 216 rooms and feature a restaurant and bar, meeting rooms, an exercise facility, as well as outdoor food and beverage operations. Upon completion, the Company is expected to operate the hotel under a 20-year management contract with two five-year extension options.
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
The total development budget for the project is approximately $71.1 million with the Company committing approximately $10.0 million for a 35% interest in the joint venture. The project is expected to qualify for federal and state historic rehabilitation tax credits, which may reduce the equity investment. Normandy Real Estate Partners has closed on a development loan from UBS for up to $46.5 million.

5. Other Liabilities
Other liabilities consist of the following (in thousands):

	As of	As of
	September 30,	December 31,
	2008	2007
Interest swap liability (Note 2)	$12,238	$13,754
Designer fee payable	13,000	12,478
Clift pre-petition liabilities	571	1,746
Other	—	1

	$25,809	$27,979

6. Long-Term Debt and Capital Lease Obligations
Long-term debt consists of the following (in thousands):

	As of	As of	Interest rate at
	September 30,	December 31,	September 30,
Description	2008	2007	2008
Notes secured by Hudson and Mondrian(a)	$370,000	$370,000	LIBOR + 1.25%
Clift debt(b)	81,207	80,092	9.6%
Promissory note(c)	10,000	10,000	8.5%
Note secured by Mondrian Scottsdale(d)	40,000	40,000	LIBOR + 2.30%
Liability to subsidiary trust(e)	50,100	50,100	8.68%
Revolving credit(f)	—	—	(f )
Convertible Notes(g)	172,500	172,500	2.375%
Capital lease obligations	6,263	6,507	various

Total long-term debt	$730,070	$729,199

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
The Mortgages bear interest at a blended rate of 30-day LIBOR plus 125 basis points. The Company has the option of extending the maturity date of the Mortgages to October 15, 2011 provided that certain extension requirements are achieved, including but not limited to maintaining a debt service coverage ratio for the two fiscal quarters preceding the maturity date of 1.55 to 1.00 or greater. The Company maintains interest rate swaps that effectively fix the LIBOR rate on the debt at approximately 5.0% through the maturity date.
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
(c) Promissory Note
The purchase of the building across the street from Delano Miami was partially financed with the issuance of a $10.0 million three-year interest only promissory note by the Company to the seller, which matures on January 24, 2009. The note bore interest at 8.5% through January 24, 2008 and currently bears interest at 10.0%. In November 2008, the Company extended the maturity of the note until January 24, 2010 and agreed to pay the 11.0% interest for the year in full at the time of the extension.
(d) Mondrian Scottsdale Debt
In May 2006, the Company obtained mortgage financing on Mondrian Scottsdale. The $40.0 million loan, which accrues interest at LIBOR plus 2.3%, matures in May 2009 and the Company has two remaining one-year extension options. These extensions are subject to certain performance tests. The Company purchased an interest rate cap which limits the interest rate exposure to 6.0%. This interest rate cap expires on June 1, 2009.
(e) Liability to Subsidiary Trust Issuing Preferred Securities
On August 4, 2006, a newly established trust formed by the Company, MHG Capital Trust I (the “Trust”), issued $50.0 million in trust preferred securities in a private placement. The Company owns all of the $0.1 million of outstanding common stock of the Trust. The Trust used the proceeds of these transactions to purchase $50.1 million of junior subordinated notes issued by the Company’s operating company and guaranteed by the Company (the “Trust Notes”) which mature on October 30, 2036. These Trust Notes represent all of the Trust’s assets. The terms of the junior subordinated notes are substantially the same as preferred securities issued by the Trust. The Trust Notes and the trust preferred securities have a fixed interest rate of 8.68% per annum during the first 10 years, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus 3.25% per annum. The securities are redeemable by the Trust, at the Company’s option, after five years at par. To the extent the Company redeems the Trust Notes, the Trust is required to redeem a corresponding amount of trust preferred securities. The Trust Note agreement requires that the Company maintain a fixed charge coverage ratio, as defined as Consolidated EBITDA excluding Clift over consolidated interest expense excluding Clift, of not less than 1.4 to 1.0.

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
The amount available from time to time under the Revolving Credit Agreement is contingent upon the amount of an available borrowing base calculated by reference to collateral described below. The available borrowing base is currently approximately $64.0 million, but that amount may be increased up to $225.0 million at the Borrower’s (defined below) option by increasing the amount of the mortgage on Delano Miami granted by the Delano Miami mortgage lender (discussed below) and upon payment of the related additional recording tax, assuming financial ratios are maintained, as discussed below. Had the Borrower exercised this option, the available borrowing base as of September 30, 2008 (assuming an increase in the Delano Miami mortgage and payment of the related additional recording tax) would have been approximately $182.4 million, based on current covenant calculations. That availability may also be increased through procedures specified in the Revolving Credit Agreement for adding property to the borrowing base and for revaluation of the property that constitutes the borrowing base.
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
The Revolving Credit Agreement requires the Borrower to maintain for each four-quarter period a total leverage ratio (total consolidated indebtedness, which does not include indebtedness related to the Convertible Notes, the liability to the subsidiary trust or Clift debt to consolidated EBITDA excluding Clift) of no more than 7.0 to 1.0 at any time during 2008, and 6.0 to 1.0 at any time after December 31, 2008, and a fixed charge coverage ratio (consolidated EBITDA excluding Clift to consolidated interest expense excluding Clift) of no less than 1.75 to 1.00 at all times. Under the agreement, as of September 30, 2008, the Company’s leverage ratio was 4.6 times and its fixed charge coverage ratio was 2.4 times. The Revolving Credit Agreement contains negative covenants, subject in each case to certain exceptions, restricting incurrence of indebtedness, incurrence of liens, fundamental changes, acquisitions and investments, asset sales, transactions with affiliates and restricted payments, including, among others, a covenant prohibiting the Company from paying cash dividends on its common stock.
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
The Revolving Credit Agreement is available on a revolving basis for general corporate purposes, including acquisitions. As of September 30, 2008, there were no borrowings outstanding under the Revolving Credit Agreement.
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
In April 2008, the Company issued an aggregate of 344,217 stock options, 159,432 RSUs and 399,384 LTIPs to the Company’s executive officers and other senior executives and newly appointed non-employee directors under the 2007 Incentive Plan. All grants made to executive officers and other senior executives vest one-third of the amount granted on each of the first three anniversaries of the grant date so long as the recipient continues to be an eligible participant. All grants made to newly appointed non-employee directors were immediately vested upon grant. The fair value of each such RSU and LTIP granted in April 2008 ranged between $15.42 and $15.39 at the grant date. The fair value for each such option granted was estimated at the date of grant using the Black-Scholes option-pricing model, an allowable valuation method under SFAS No. 123R with the following assumptions: risk-free interest rate of approximately 2.9%, expected option lives of 5.85 years, 40% volatility, no dividend rate and 10% forfeiture rate. The fair value of each such option was $6.56 at the date of grant.
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
During the three months ended September 30, 2008, the Company issued 6,016 RSUs to its newly appointed non-employee directors under the Amended 2007 Incentive Plan. All grants made to newly appointed non-employee directors immediately vested upon grant. The fair value of each such RSU was $16.62.
A summary of stock-based incentive awards as of September 30, 2008 is as follows (in units, or shares, as applicable):

	Restricted Stock
	Units	LTIP Units	Stock Options
Outstanding as of January 1, 2008	572,460	1,210,875	1,873,811
Granted during 2008	495,848	474,297	344,217
Distributed/exercised during 2008	(67,567)	—	(7,085)
Forfeited during 2008	(36,399)	—	(50,759)

Outstanding as of September 30, 2008	964,342	1,658,172	2,160,184

Vested as of September 30, 2008	38,050	824,990	932,021

Total stock compensation expense, which is included in corporate expense on the accompanying financial statements, was $4.8 million and $10.7 million for the three months ended September 30, 2008 and 2007, respectively, and $12.1 million and $16.1 million for the nine months ended September 30, 2008 and 2007, respectively.

8. Related Party Transactions
The Company earned management fees, chain services fees and fees for certain technical services and has receivables from unconsolidated joint ventures. These fees totaled approximately $5.8 million and $4.7 million for the three months ended September 30, 2008 and 2007, respectively, and $14.9 million and $13.7 million for the nine months ended September 30, 2008 and 2007, respectively.
As of September 30, 2008 and December 31, 2007, the Company had receivables from these affiliates of approximately $5.9 million and $3.4 million, respectively, which are included in receivables from related parties on the accompanying consolidated balance sheets.
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
David Hamamoto, the Chairman of the Board, and Marc Gordon, a member of the Board and the Company’s Chief Investment Officer and Executive Vice President, Capital Markets, are beneficial owners of equity interests in NorthStar and Mr. Hamamoto is the Co-Chairman of the Board of Directors and Co-Chief Executive Officer of NorthStar. In addition, NorthStar, through its status as an affiliate of NorthStar Partnership, L.P., has certain rights to request, subject to certain limitations, that the Company register shares of the Company’s common stock owned by NorthStar pursuant to a registration rights agreement.
Guaranty to Column Financial, Inc. for Hard Rock
On August 1, 2008, Morgans Group LLC, together with DLJMB, as guarantors, entered into a $50.0 million non-recourse carve-out guaranty, as discussed above in Note 4. David T. Hamamoto, the Company’s Chairman of the Board, is also Chairman of the Board, President, Chief Executive Officer and equity holder of NorthStar Realty Finance Corp., which is a participant lender in the loan. The Company believes that this guaranty does not pose a material risk to the Company’s financial position or results.
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
Hard Rock Financial Advisory Agreement
In July 2008, the Company received an invoice from Credit Suisse Securities (USA) LLC (“Credit Suisse”) for $9.4 million related to the Financial Advisory Agreement the Company entered into with Credit Suisse in July 2006. Under the terms of the Financial Advisory Agreement, Credit Suisse received a transaction fee (the “Transaction Fee”) for placing DLJMB, an affiliate of Credit Suisse, in the Hard Rock joint venture. The Transaction Fee was paid by the Hard Rock joint venture at the closing of the Transactions, as defined above in Note 4, and was based on an agreed upon percentage of the initial equity contribution made by DLJMB in entering into the joint venture. The invoice received in July 2008 alleges that as a result of events subsequent to the closing of the Transactions, Credit Suisse is due additional transaction fees. The Company believes this invoice is invalid, and would moreover be a Hard Rock joint venture liability.
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

On February 2, 2007, we began managing the hotel operations at the Hard Rock. We also have signed agreements to manage the Mondrian South Beach, Mondrian SoHo, and Ames Boston once development is complete. We have signed agreements to manage Mondrian Las Vegas, Delano Las Vegas, Mondrian Chicago and Mondrian Palm Springs, but as discussed below in “Recent Trends and Events — Recent Trends”, we are unsure of the future of the development of these hotels as financing has not yet been obtained. Additionally, in September 2008, we signed an agreement to manage Delano Dubai. As of September 30, 2008, we operated the following Joint Venture Hotels under management agreements which expire as follows:
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

•
Management fee — related parties revenue and other income. We earn fees under our management agreements. These fees may include management fees as well as reimbursement for allocated chain services. Additionally, we earn branding fees related to the use of our Delano brand in the selling of condominium units associated with the Delano Dubai development project.

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
In addition to economic conditions, supply is another important factor that can affect revenues. Room rates and occupancy tend to fall when supply increases, unless the supply growth is offset by an equal or greater increase in demand. One reason why we focus on boutique hotels in key gateway cities is because these markets have significant barriers to entry for new competitive supply, including scarcity of available land for new development and extensive regulatory requirements resulting in a longer development lead time and additional expense for new competitors. Additionally, hotel owners have begun to convert hotel rooms to condominium apartments which further reduces the available supply of hotel rooms resulting in increased demand for the remaining hotels.

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

•
Income tax expense. One of our foreign subsidiaries is subject to United Kingdom corporate income taxes. Income tax expense is reported at the applicable rate for the periods presented. The Company is subject to Federal and state income taxes. Income taxes for the nine months ended September 30, 2008 and 2007 were computed using our calculated effective tax rate. We also recorded net deferred taxes related to cumulative differences in the basis recorded for certain assets and liabilities.

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
Recent Trends and Events
Recent Trends.
During the quarter ended September 30, 2008, the overall weakness in the U.S. economy resulted in considerable negative pressure on both consumer and business spending. As a result, lodging demand, which is primarily driven by growth in GDP, business investment and employment growth continued to weaken during the third quarter of 2008 and we believe these trends will continue for the remainder of the year. We anticipate that lodging demand will not improve, and will likely weaken further, until the current economic trends reverse course, particularly the expected weakness in the overall economy and the lack of liquidity in the credit markets.
To help mitigate the effects of these trends, we are managing costs and each of our properties has implemented certain contingency plans. Further, during October 2008, we implemented certain cost reduction plans at the corporate office. We believe that these cost reduction plans will result in significant savings through the end of 2008 and in 2009.
While demand growth is expected to diminish as a result of slowing economic drivers, projections for new supply in the markets in which we own hotels suggest that supply growth will continue to fall short of long-term historical averages. Although the pace of new lodging supply in various phases of development has increased over the past several quarters, the majority of new projects scheduled for completion in the near-term are largely concentrated in the economy and mid-scale segments and are located outside of major urban markets. We also believe the timing of some of these projects may be affected by the current economic crisis, increased building costs and the reduced availability of financing. These factors may further dampen the pace of new supply development, including ours, beyond 2008.
For 2009, we believe that the economic forecasts for weak growth in GDP, increasing unemployment and declines in business investment and profits, when combined with the turmoil in the credit markets, will continue to negatively affect both leisure and business travel and, accordingly, decrease lodging demand. As such, there can be no assurances that any increases in hotel revenues or earnings at our properties will continue or that any losses will not increase for these or any other reasons. We are in the early stages of our budget process and the complexity and uncertainty of the current economic environment makes it difficult to accurately forecast our operating results. However, based on preliminary management discussions, as well as a review of hotel-specific and broad economic metrics, we believe that our results will be adversely affected in 2009 as compared to the results of 2008.

Finally, global credit markets continue to tighten, with less credit available generally and on less favorable terms than were obtainable in the recent past. Given the current state of the credit markets, some of our joint venture projects, such as the Echelon project, Mondrian Chicago and Mondrian Palm Springs, may not be able to obtain adequate project financing in a timely manner or at all. If adequate project financing is not obtained, the joint ventures may seek additional equity investors to raise capital, limit the scope of the project, defer the project or cancel the project altogether.
Recent Events.
Share Repurchase. On July 1, 2008, our Board of Directors authorized the repurchase of up to $30.0 million of our common stock, or approximately 9% of our outstanding shares based on the then current market price. We repurchased our stock through the open market. The timing and actual number of shares repurchased depends on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. As of October 9, 2008, we had completed this share repurchase program and purchased 2,794,653 shares for approximately $30.0 million.
Expansion of the Board of Directors. On July 25, 2008, our Board of Directors increased its size from seven to ten members and appointed David J. Moore, Deepak Chopra and Marc Gordon, the Company’s Chief Investment Officer and Executive Vice President, Capital Markets, to fill the newly created directorships on the Board.
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
Stockholder Protection Rights Agreement. Also on July 25, 2008, the Board of Directors resolved to amend our Stockholder Protection Rights Agreement (the “Rights Agreement”) to extend the date on which the Rights Agreement will expire from October 9, 2008 to October 9, 2009 (assuming there is no earlier redemption or triggering of the rights). The Rights Agreement was not adopted in response to any specific effort to obtain control of the Company but rather to continue to deter abusive takeover tactics that otherwise could be used to deprive stockholders of the full value of their investment. The terms of the Rights Agreement provide that the Board of Directors may amend the agreement in any respect without shareholder approval at any time before a triggering event. The Rights Agreement is otherwise unchanged.
Hard Rock Land Sale. On August 1, 2008, a subsidiary of our Hard Rock joint venture obtained a loan to finance $50 million of the $110 million necessary to purchase an 11-acre parcel of land located adjacent to the Hard Rock from another subsidiary of the joint venture. The loan becomes due and payable no later than the maturity date of August 9, 2009, subject to two six-month extension options, and is subject to acceleration upon the occurrence of events of default, as set forth in the loan agreement. NorthStar Realty Finance Corp. is a participant lender in the loan. In connection with the loan, Morgans Group LLC, together with DLJMB, as guarantors, entered into a non-recourse, carve-out guaranty agreement in favor of Column Financial, Inc., the lender.
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
As a result of contributions by the DLJMB Parties, the Company holds approximately a 20.5% ownership interest in the joint venture as of September 30, 2008.

Also on August 1, 2008, the DLJMB Parties and the Morgans Parties amended their joint venture agreement. Among other things, the amended joint venture agreement clarifies certain obligations of the parties in the event that capital contributions are required for additional costs and expenses relating to the 11-acre parcel. In general, any decision to call for such additional capital contributions will be in the discretion of the Hard Rock joint venture’s board of directors. Subject to certain terms and conditions, the DLJMB Parties could also cause the joint venture to fund such additional capital contributions from third parties. However, each member that is not in default under the joint venture agreement will be given an opportunity to participate in the funding. The amended joint venture agreement also clarifies certain provisions used to calculate each member’s percentage interest in the joint venture in the event that such additional capital contributions are funded.
Echelon Las Vegas. On August 1, 2008, Boyd Gaming Corporation (“Boyd”) announced that it will delay the entire Echelon project due to the difficult environment surrounding today’s capital markets and current economic conditions. On September 23, 2008, the Company and Boyd amended their joint venture agreement to, among other things, extend the deadline by which the joint venture must obtain construction financing for the development of Delano Las Vegas and Mondrian Las Vegas to December 31, 2009. The amended joint venture agreement also provided for the immediate return of the $30.0 million deposit the Company had provided for the project, plus interest, the elimination of the Company’s future funding obligations of approximately $41.0 million and the elimination of any obligation by the Company to provide a construction loan guaranty. The amended joint venture agreement also limits the amounts that the Company and Boyd are required to continue to fund for pre-development and related costs to approximately $0.4 million each. Each partner has the right to terminate the joint venture for any reason prior to December 31, 2009. Additionally, the terms of the management agreement, which provide for the Company to operate the joint venture hotels upon their completion, remain unchanged.
Delano Dubai. In September 2008, the Company announced the development of Delano Dubai by a leading Middle Eastern real estate development firm. Delano Dubai will be located on the Dubai Waterfront. The hotel is expected to have approximately 200 guest rooms and 100 branded residences, and to include a restaurant, bar and spa. Upon completion, which is expected in 2012, the Company is expected to operate the hotel under a 20-year management contract with two 10-year extension options. In addition to hotel management fees, the Company would also realize fees from the developer’s sale of both branded and unbranded residences, of which we recognized $1.5 million during September 2008.
Extension of the Gale Promissory Note. On November 4, 2008, the Company extended the maturity of the $10.0 million interest only promissory note issued to purchase the Gale in South Beach for an additional year. As a result, this promissory note matures on January 24, 2010. As part of the extension terms, the Company paid the annual interest payment at 11.0% in full at the time of the extension.

Operating Results
Comparison of Three Months Ended September 30, 2008 to September 30, 2007
The following table presents our operating results for the three months ended September 30, 2008 and the three months ended September 30, 2007, including the amount and percentage change in these results between the two periods. The consolidated operating results for the three months ended September 30, 2008 is comparable to the Company’s consolidated operating results for the three months ended September 30, 2007, with the exception of the renovation of Mondrian Los Angeles and closure for renovation of Morgans in New York during the three months ended September 30, 2008 and the closure for renovation of Royalton during the three months ended September 30, 2007. The consolidated operating results are as follows:

	Three Months Ended
	Sept. 30,	Sept. 30,
	2008	2007	Change ($)	Change (%)
	(in thousands, except percentages)
Revenues
Rooms	$45,500	$39,974	$5,526	13.8%
Food and beverage	23,269	24,221	(952)	(3.9)%
Other hotel	3,133	3,182	(49)	(1.5)%

Total hotel revenues	71,902	67,377	4,525	6.7%
Management fee—related parties and other income	5,799	4,721	1,078	22.8%

Total revenues	77,701	72,098	5,603	7.8%

Operating Costs and Expenses
Rooms	12,097	11,061	1,036	9.4%
Food and beverage	16,817	16,185	632	3.9%
Other departmental	1,792	1,846	(54)	(2.9)%
Hotel selling, general and administrative	15,003	13,742	1,261	9.2%
Property taxes, insurance and other	5,447	3,534	1,913	54.1%

Total hotel operating expenses	51,156	46,368	4,788	10.3%
Corporate expense	12,355	18,115	(5,760)	(31.8)%
Depreciation and amortization	7,587	5,055	2,532	50.1%

Total operating costs and expenses	71,098	69,538	1,560	2.2%

Operating income	6,603	2,560	4,043	157.9%
Interest expense, net	10,222	10,690	(468)	(4.4)%
Equity in loss of unconsolidated joint ventures	7,617	5,931	1,686	28.4%
Minority interest in joint ventures	683	461	222	48.2%
Other non-operating expense	3,473	3,228	245	7.6%

Loss before income tax expense and minority interest	(15,392)	(17,750)	2,358	(13.3)%
Income tax benefit	(6,109)	(7,415)	1,306	17.6%

Loss before minority interest	(9,283)	(10,335)	1,052	10.2%
Minority interest	(284)	(314)	30	9.6%

Net loss	(8,999)	(10,021)	1,022	10.2%
Other comprehensive income (loss):
Unrealized loss on interest rate swap, net of tax	(748)	(7,327)	6,579	(1)
Foreign currency translation (loss) gain	(388)	117	(505)	(1)

Comprehensive loss	$(10,135)	$(17,231)	$(7,096)	(41.2)%

(1)	Not meaningful.

Total Hotel Revenues. Total hotel revenues increased 6.7% to $71.9 million for the three months ended September 30, 2008 compared to $67.4 million for the three months ended September 30, 2007. RevPAR from our comparable Owned Hotels, which excludes Mondrian Los Angeles and Morgans which were both under renovation during the three months ended September 30, 2008 and Royalton, which was under renovation during the three months ended September 30, 2007, increased by 9.4% to $238 for the three months ended September 30, 2008 compared to $217 for the same period in 2007. The components of RevPAR from our comparable Owned Hotels for the three months ended September 30, 2008 and 2007 are summarized as follows:

	Three Months Ended
	Sept. 30,	Sept. 30,
	2008	2007	Change ($)	Change (%)
Occupancy	84.8%	81.2%	—	4.4%
ADR	$281	$268	$13	4.8%
RevPAR	$238	$217	$21	9.4%
Rooms revenue increased 13.8% to $45.5 million for the three months ended September 30, 2008 as compared to $40.0 million for the three months ended September 30, 2007. The overall increase in rooms revenue was primarily attributable to an increase in room revenues at Royalton which was closed for renovations during the comparable period in 2007, partially offset by disruptions due to renovations at Mondrian Los Angeles and Morgans during the quarter ended September 30, 2008.
Food and beverage revenue decreased 3.9% to $23.3 million for the three months ended September 30, 2008 as compared to $24.2 million for the three months ended September 30, 2007. The food and beverage revenues at Mondrian Los Angeles and Morgans decreased 22.1% and 16.8%, respectively, for the three months ended September 30, 2008 as compared to the same period in 2007 due to hotel renovations underway at both properties during the quarter. Offsetting this decrease were increases in food and beverage revenues of 24.8% and 100.0% at Delano Miami and Royalton, respectively. Delano Miami benefitted from The Florida Room nightclub and lounge which opened in December 2007. The increase in revenues at Royalton is due primarily to the new restaurant, Brasserie 44 and the recently renovated bar, both of which opened in October 2007 when the hotel reopened.
Other hotel revenue decreased by 1.5% to $3.1 million for the three months ended September 30, 2008 as compared to $3.2 million for the three months ended September 30, 2007. Our Owned Hotels experienced a decline in telephone revenues for the three months ended September 30, 2008 as compared to the same period in 2007, which we believe is generally consistent across the industry due to increased cell phone usage.
Management Fee—Related Parties and Other Income. Management fee — related parties and other income increased 22.8% to $5.8 million for the three months ended September 30, 2008 as compared to $4.7 million for the three months ended September 30, 2007. This increase is primarily due to a $1.5 million fee earned in September 2008 relating to the use of the Delano brand for the sale of branded residences to be constructed in connection with the Delano Dubai project.
Operating Costs and Expenses
Rooms expense increased 9.4% to $12.1 million for the three months ended September 30, 2008 as compared to $11.1 million for the three months ended September 30, 2007. This increase was primarily due to an increase in rooms expenses at Royalton for the three months ended September 30, 2008 as compared to the same period in 2007 which was directly related to the increase in rooms revenues noted above. Offsetting this increase was a decrease in rooms expense, consistent with decreased rooms revenues noted above at Mondrian Los Angeles and Morgans.
Food and beverage expense increased 3.9% to $16.8 million for the three months ended September 30, 2008 as compared to $16.2 million for the three months ended September 30, 2007. Increases in food and beverage expenses were experienced at Delano Miami and Royalton. Delano Miami’s expenses increased as a result of the increase in revenues noted above related to The Florida Room nightclub and lounge which opened in December 2007. The increase in expenses at Royalton is due primarily to the new restaurant, Brasserie 44 and the recently renovated bar, both of which opened in October 2007 when the newly renovated hotel reopened. Offsetting these increases, food and beverage expenses at Mondrian Los Angeles and Morgans decreased, in line with the decrease in revenues noted above.
Other departmental expense decreased 2.9% to $1.8 million for the three months ended September 30, 2008 as compared to $1.8 million for the three months ended September 30, 2007. This decrease was consistent with the decrease in other hotel revenues, noted above.

Hotel selling, general and administrative expense increased 9.2% to $15.0 million for the three months ended September 30, 2008 as compared to $13.7 million for the three months ended September 30, 2007. This increase was primarily due to the increase in expenses at Royalton as a result of being closed for renovation during the three months ended September 30, 2007. Slightly offsetting these increases, the closing of Morgans for renovation reduced hotel, selling, general and administrative expenses for the three months ended September 30, 2008 as compared to the same period in 2007.
Property taxes, insurance and other expense increased 54.1% to $5.4 million for the three months ended September 30, 2008 as compared to $3.5 million for the three months ended September 30, 2007. The increase is primarily related to an increase in expenses at Royalton, Hudson, Mondrian Los Angeles and Morgans. Royalton’s increases are a result of being closed for renovation during the three months ended September 30, 2007. The increases at Hudson are a result of the expiration of a property tax abatement which will be phased out over the next four years. Mondrian Los Angeles and Morgans both incurred pre-opening expenses as a result of their re-launch after renovation during the three months ended September 30, 2008. Slightly offsetting these increases is the capitalization of cost from the closing of Morgans for renovation for the three months ended September 30, 2008 as compared to the same period in 2007.
Corporate expense decreased 31.8% to $12.4 million for the three months ended September 30, 2008 as compared to $18.1 million for the three months ended September 30, 2007. This decrease is primarily related to a decrease in stock compensation of $5.9 million during the three months ended September 30, 2008 as compared to the same period in 2007 due to a one-time additional expense recognized in September 2007 in connection with the resignation of our former president and chief executive officer. Slightly offsetting this decrease was an increase in stock compensation expense during the three months ended September 30, 2008 as compared to the same period in 2007 due to additional annual equity grants to eligible employees in 2008.
Depreciation and amortization increased 50.1% to $7.6 million for the three months ended September 30, 2008 as compared to $5.1 million for the three months ended September 30, 2007. This increase is a result of the renovations at Delano Miami and Royalton, which both took place during 2007, and renovations at Mondrian Los Angeles and Morgans, which were both completed in early September 2008.
Interest Expense, net. Interest expense, net decreased 4.4% to $10.2 million for the three months ended September 30, 2008 as compared to $10.7 million for the three months ended September 30, 2007, primarily due to lower overall rates for the three months ended September 30, 2008 as compared to the same period in 2007.
Equity in loss of unconsolidated joint ventures increased 28.4% to $7.6 million for the three months ended September 30, 2008 as compared to $5.9 million for the three months ended September 30, 2007. This increase was primarily the result of increased losses recognized from the London joint venture due to decreased RevPAR, as disclosed below.
The components of RevPAR from our comparable Joint Venture Hotels, which excludes the Hard Rock which is currently under renovation and expansion, for the three months ended September 30, 2008 and 2007 are summarized as follows:

	Three Months Ended
	Sept. 30,	Sept. 30,
	2008	2007	Change ($)	Change (%)
Occupancy	68.0%	70.7%	—	(3.8)%
ADR	$393	$424	$(31)	(7.3)%
RevPAR	$268	$300	$(32)	(10.8)%

The components of RevPAR from the Hard Rock for the three months ended September 30, 2008 and 2007 are summarized as follows:

	Three Months Ended
	Sept. 30,	Sept. 30,
	2008	2007	Change ($)	Change (%)
Occupancy	92.4%	96.1%	—	(3.9)%
ADR	$190	$224	$(34)	(15.0)%
RevPAR	$176	$215	$(39)	(18.3)%
As is customary for companies in the gaming industry, the Hard Rock average occupancy rate and average daily rate includes rooms provided on a complimentary basis. Like most operators of hotels in the non-gaming lodging industry, we do not follow this practice at our other hotels, where we present average occupancy rate and average daily rate net of rooms provided on a complimentary basis.
Other non-operating expense decreased 7.6% to $3.5 million for the three months ended September 30, 2008 as compared to $3.2 million for the three months ended September 30, 2007. The expense recognized in the three months ended September 30, 2008 primarily relates to the write-off of furniture and fixtures at Mondrian Los Angeles and Morgans as a result of the hotels’ renovations. The expense recognized in the three months ended September 30, 2007 primarily relates to costs incurred as a result of the resignation of our former president and chief executive officer in September 2007, the Shore Club litigation, and the write-off of furniture and fixtures at Royalton.
Income tax benefit was a benefit of $6.1 million for the three months ended September 30, 2008 as compared to $7.4 million for the three months ended September 30, 2007. This change was a result of the loss recognized by the Company in the three months ended September 30, 2008 as compared to the loss recognized in the three months ended September 30, 2007.

Comparison of Nine Months Ended September 30, 2008 to September 30, 2007
The following table presents our operating results for the nine months ended September 30, 2008 and the nine months ended September 30, 2007, including the amount and percentage change in these results between the two periods. The consolidated operating results for the nine months ended September 30, 2008 is comparable to the consolidated operating results for the nine months ended September 30, 2007, with the exception of the renovation of Mondrian Los Angeles and closure for renovation of Morgans in New York during a portion of the nine months ended September 30, 2008, the closure for renovation of Royalton during a portion of the nine months ended September 30, 2007, and the investment in the Hard Rock in February 2007 and renovation and expansion work at the Hard Rock during the nine months ended September 30, 2008. The consolidated operating results are as follows:

	Nine Months Ended
	Sept. 30,	Sept. 30,
	2008	2007	Change ($)	Change (%)
	(in thousands, except percentages)
Revenues
Rooms	$138,521	$132,502	$6,019	4.5%
Food and beverage	76,392	76,572	(180)	(0.2)%
Other hotel	9,957	10,425	(468)	(4.5)%

Total hotel revenues	224,870	219,499	5,371	2.4%
Management fee—related parties and other income	14,887	13,691	1,196	8.7%

Total revenues	239,757	233,190	6,567	2.8%

Operating Costs and Expenses
Rooms	37,162	36,044	1,118	3.1%
Food and beverage	54,538	50,977	3,561	7.0%
Other departmental	5,801	5,816	(15)	(0.3)%
Hotel selling, general and administrative	45,375	43,845	1,530	3.5%
Property taxes, insurance and other	13,229	13,490	(261)	(1.9)%

Total hotel operating expenses	156,105	150,172	5,933	4.0%
Corporate expense	35,002	36,729	(1,727)	(4.7)%
Depreciation and amortization	19,696	14,739	4,957	33.6%

Total operating costs and expenses	210,803	201,640	9,163	4.5%

Operating income	28,954	31,550	(2,596)	(8.2)%
Interest expense, net	31,053	32,504	(1,451)	(4.5)%
Equity in loss of unconsolidated joint ventures	16,526	12,867	3,659	28.4%
Minority interest in joint ventures	3,282	2,583	699	27.1%
Other non-operating expense (income)	5,940	(888)	6,828	(1)

Loss before income tax expense and minority interest	(27,847)	(15,516)	(12,331)	79.5%
Income tax benefit	(10,621)	(6,498)	(4,123)	(63.4)%

Loss before minority interest	(17,226)	(9,018)	(8,208)	(91.0)%
Minority interest	(520)	(274)	(246)	(1)

Net loss	(16,706)	(8,744)	(7,962)	(91.1)%
Other comprehensive (loss) income:
Unrealized gain (loss) on interest rate swap, net of tax	388	(3,844)	4,232	(1)
Foreign currency translation (loss) gain	(353)	183	(536)	(1)

Comprehensive loss	$(16,671)	$(12,405)	$(4,266)	(34.4)%

(1)	Not meaningful.

Total Hotel Revenues. Total hotel revenues increased 2.4% to $224.9 million for the nine months ended September 30, 2008 compared to $219.5 million for the nine months ended September 30, 2007. RevPAR from our comparable Owned Hotels, which excludes Mondrian Los Angeles and Morgans which were both under renovation during the nine months ended September 30, 2008 and Royalton, which was under renovation during the nine months ended September 30, 2007, increased by 6.2% to $247 for the nine months ended September 30, 2008 compared to $233 for the same period in 2007. The components of RevPAR from our comparable Owned Hotels for the nine months ended September 30, 2008 and 2007 are summarized as follows:

	Nine Months Ended
	Sept. 30,	Sept. 30,
	2008	2007	Change ($)	Change (%)
Occupancy	82.5%	80.9%	—	2.0%
ADR	$299	$288	$11	4.1%
RevPAR	$247	$233	$14	6.2%
Rooms revenue increased 4.5% to $138.5 million for the nine months ended September 30, 2008 as compared to $132.5 million for the nine months ended September 30, 2007. The overall increase was primarily attributable to an increase in room revenues at Royalton, which was closed for renovation during part of the comparable period in 2007, partially offset by disruptions due to renovations at Mondrian Los Angeles and Morgans during the nine months ended September 30, 2008.
Food and beverage revenue decreased 0.2% to $76.4 million for the nine months ended September 30, 2008 as compared to $76.6 million for the nine months ended September 30, 2007. The food and beverage revenues at Mondrian Los Angeles and Morgans decreased 24.4% and 9.4%, respectively, for the nine months ended September 30, 2008 as compared to the same period in 2007 due to hotel renovations which were underway during 2008 at both properties in 2008. Partially offsetting this decrease were increases in food and beverage revenues at Delano Miami and Royalton, respectively. Delano Miami benefitted from The Florida Room nightclub and lounge which opened in December 2007. The increase in revenues at Royalton is due primarily to the new restaurant, Brasserie 44 and the recently renovated bar, both of which opened in October 2007 when the hotel reopened.
Other hotel revenue decreased by 4.5% to $10.0 million for the nine months ended September 30, 2008 as compared to $10.4 million for the nine months ended September 30, 2007, primarily due to a 12.4% decline in telephone revenues over the nine months ended September 30, 2008 as compared to the same period in 2007 which we believe is generally consistent across the industry due to increased use of cell phones by our guests.
Management Fee—Related Parties and Other Income. Management fees — related parties and other income increased 8.7% to $14.9 million for the nine months ended September 30, 2008. This increase is primarily due to a $1.5 million branding fee earned in September 2008 relating to the use of the Delano brand for the sale of branded residences to be constructed in connection with the Delano Dubai project. Slightly offsetting this increase is a decrease in management fees earned at Hard Rock as a result of reduced revenues due to disruption from the expansion and renovations currently underway.
Operating Costs and Expenses
Rooms expense increased 3.1% to $37.2 million for the nine months ended September 30, 2008 as compared to $36.0 million for the nine months ended September 30, 2007. This increase was consistent with the increased rooms revenues noted above and primarily due to an increase in rooms expense at Royalton for the nine months ended September 30, 2008 as compared to the same period in 2007, when the hotel was closed for renovation. Offsetting this increase were decreases in rooms expense at Mondrian Los Angeles and Morgans which were both under renovation during the nine months ended September 30, 2008.
Food and beverage expense increased 7.0% to $54.5 million for the nine months ended September 30, 2008 as compared to $51.0 million for the nine months ended September 30, 2007. Increases in food and beverage expenses were experienced at Delano Miami and Royalton. Delano Miami’s expenses increased as a result of the increase in revenues noted above related to The Florida Room nightclub and lounge which opened in December 2007. The increase in expenses at Royalton is due primarily to the new restaurant, Brasserie 44 and the recently renovated bar, both of which opened in October 2007, compared to the same period in 2007 when the hotel was closed for renovation. Offsetting these increases, the food and beverage expenses at Mondrian Los Angeles decreased, in line with the decrease in revenues noted above, for the nine months ended September 30, 2008 as compared to the same period in 2007.
Other departmental expense remained relatively flat for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

Hotel selling, general and administrative expense increased 3.5% to $45.4 million for the nine months ended September 30, 2008 as compared to $43.8 million for the nine months ended September 30, 2007. This increase was primarily due to the increase in expenses at Royalton as a result of being closed for renovation for a period during the nine months ended September 30, 2007. Slightly offsetting these increases, the closing of Morgans for renovation reduced hotel, selling, general and administrative expenses for the nine months ended September 30, 2008 as compared to the same period in 2007.
Property taxes, insurance and other expense decreased 1.9% to $13.2 million for the nine months ended September 30, 2008 as compared to $13.5 million for the nine months ended September 30, 2007. The decrease is primarily related to preopening expenses incurred during early 2007 after the repositioning and opening of Mondrian Scottsdale. Slightly offsetting this decrease were increases at Royalton. Royalton’s increases are a result of being closed for renovation for a period during the nine months ended September 30, 2007.
Corporate expense decreased by 4.7% to $35.0 million for the nine months ended September 30, 2008 as compared to $36.7 million for the nine months ended September 30, 2007. This decrease is primarily related to a decrease in stock compensation of $3.9 million during the nine months ended September 30, 2008 as compared to the same period in 2007 due to a one-time additional expense recognized in September 2007 in connection with the resignation of our former president and chief executive officer. Partially offsetting this decrease was an increase in stock compensation expense during the three months ended September 30, 2008 as compared to the same period in 2007 due to additional annual equity grants in 2008, including the initial grant to our new president and chief executive officer in December 2007.
Depreciation and amortization increased 33.6% to $19.7 million for the nine months ended September 30, 2008 as compared to $14.7 million for the nine months ended September 30, 2007. This increase is a result of the renovations at Delano Miami and Royalton, which both took place during 2007, and renovations at Mondrian Los Angeles and Morgans, which were both completed in early September 2008.
Interest Expense, net. Interest expense, net decreased 4.5% to $31.1 million for the nine months ended September 30, 2008 as compared to $32.5 million for the nine months ended September 30, 2007. The decrease in interest expense, net was primarily due to lower average rates during the nine months ended September 30, 2008 as compared to the same period in 2007.
Equity in loss of unconsolidated joint ventures increased by 28.4% to $16.5 million for the nine months ended September 30, 2008 as compared to $12.9 million for the nine months ended September 30, 2007. This loss was primarily driven by increased losses at the Hard Rock for the nine months ended September 30, 2008 as compared to the same period in 2007, which is primarily due to disruptions as a result of the current renovation and expansion underway at the Hard Rock.
The components of RevPAR from the comparable Joint Venture Hotels, which excludes the Hard Rock, as the Company invested in this hotel in February 2007 and it is currently under renovation and expansion, for the nine months ended September 30, 2008 and 2007 are summarized as follows:

	Nine Months Ended
	Sept. 30,	Sept. 30,
	2008	2007	Change ($)	Change (%)
Occupancy	71.3%	72.1%	—	1.1%
ADR	$437	$457	$(20)	(4.4)%
RevPAR	$312	$329	$(17)	(5.4)%

The components of RevPAR from the Hard Rock for the nine months ended September 30, 2008 and 2007 are summarized as follows:

	Nine Months Ended
	Sept. 30,	Sept. 30,
	2008	2007	Change ($)	Change (%)
Occupancy	93.6%	95.4%	—	(1.9)%
ADR	$197	$221	$(24)	(10.7)%
RevPAR	$185	$211	$(26)	(12.4)%
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
Other non-operating expense (income) reflected expense of $5.9 million for the nine months ended September 30, 2008 compared to income of $0.9 million in the nine months ended September 30, 2007. Other non-operating expense recognized in the nine months ended September 30, 2008 relates primarily to legal costs incurred related to the Shore Club litigation, the write-off of furniture and fixtures at Mondrian Los Angeles and Morgans as a result of the hotels’ renovations, and costs related to development projects which were not capitalizable. The income recognized during the nine months ended September 30, 2007 relates to consideration of $6.1 million in cash received from the transfer of our joint venture partners’ 50% share of the London hotels to an unrelated third party, offset by legal expenses incurred related to the Shore Club litigation and the write-off of furniture and fixtures at Royalton.
Income tax benefit was a benefit of $10.6 million for the nine months ended September 30, 2008 as compared to $6.5 million for the nine months ended September 30, 2007. This change was a result of the loss recognized by the Company in the nine months ended September 30, 2008 as compared to the loss recognized in the nine months ended September 30, 2007.

Liquidity and Capital Resources
As of September 30, 2008, we had approximately $59.7 million in cash and cash equivalents. The Company’s liquidity, as measured by cash and cash equivalents and availability under its revolving credit facility was $242.1 million as of September 30, 2008. The Company has both short-term and long-term liquidity requirements as described in more detail below. In addition, our share of excess cash at our London joint venture is approximately $15.0 million at September 30, 2008 exchange rates. We have not been able to distribute the cash in the past due to regulatory restrictions, and we are in the process of implementing a structure which we believe may enable us to distribute these funds in December 2008.
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
Long-Term Liquidity Requirements. We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next 12 months and believe these requirements consist primarily of funds necessary to pay scheduled debt maturities, renovations and other non-recurring capital expenditures that need to be made periodically to our properties and the costs associated with acquisitions and development of properties under contract and new acquisitions and development projects that we may pursue. Our long-term liquidity requirements are also affected by a potential liability to a designer for which we have accrued $13.0 million. Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, equity and debt offerings, borrowings under our line of credit, and long-term mortgages on our properties. The Company has three unencumbered hotels — Delano, Royalton and Morgans — which are collateral for our revolving credit line. The Company may seek permanent mortgage financing on one or more of these hotels.
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
Anticipated Capital Expenditures and Liquidity Requirements
Stock Repurchase. On July 1, 2008, the Company’s Board of Directors authorized the repurchase of up to $30.0 million of the Company’s common stock, or approximately 9% of its outstanding shares based on the then current market price. We repurchased our stock through the open market. The timing and actual number of shares repurchased depended on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. As of October 9, 2008, we had completed this share repurchase program and purchased 2,794,653 shares for approximately $30.0 million.
Property Renovations. In addition to amounts spent to date during 2008 on renovations of existing owned hotels, such as Mondrian Los Angeles and Morgans, we anticipate spending approximately $5.0 million for the conversion of single room occupancy rental units at Hudson into guestrooms, in the last quarter of 2008 and during 2009. The majority of our capital expenditures are expected to be funded from existing cash balances.

Development Projects. In addition to amounts spent to date during 2008 to fund investments in unconsolidated joint ventures, we anticipate spending a total of approximately $25.0 million during the last quarter of 2008 and during 2009 to fund investments in unconsolidated joint ventures. This includes funding for joint venture hotels under construction, such as Mondrian SoHo and Ames Boston, additional equity at Mondrian South Beach of approximately $11.0 million, of which $5.0 million was funded in October 2008, as the closing of condominium sales has not occurred as planned due to the recent changes in the mortgage market, and the funding of the $11.1 million of letters of credit at Hard Rock discussed below. As of November 5, 2008, we had funded $10.3 million of additional equity at Mondrian South Beach during 2008.
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
As of September 30, 2008, we have issued approximately $11.1 million of letters of credit toward the expansion. Except for funding these letters of credit, we do not currently intend to fund any portion of future expansion costs.
Echelon Las Vegas. In January 2006, we entered into a 50/50 joint venture with a subsidiary of Boyd, through which the joint venture plans to develop Delano Las Vegas and Mondrian Las Vegas as part of Boyd’s Echelon project. On August 1, 2008, Boyd announced that it will delay the entire Echelon project due to the difficult environment surrounding today’s capital markets and current economic conditions. On September 23, 2008, the Company and Boyd amended this joint venture agreement to, among other things, extend the deadline by which the joint venture must obtain construction financing for the development of Delano Las Vegas and Mondrian Las Vegas to December 31, 2009.
The amended joint venture agreement also provides for the immediate return of the $30.0 million deposit the Company had provided for the project, plus interest, which the Company received in September 2008. Additionally, the amended joint venture agreement eliminated approximately $41.0 million of the Company’s future funding obligations and eliminated any obligation by the Company to provide a construction loan guaranty. The amended joint venture agreement also limits the amounts that the Company and Boyd are required to continue to fund for pre-development and related costs to approximately $0.4 million each, which the Company expects to fund during the fourth quarter of 2008 and in early 2009.
Other Estimated Uses of Capital. We have a number of owned projects under consideration at our discretion including the Gale in South Beach and the development of the lower level at Hudson. We also have a number of joint venture projects including a potential Mondrian Chicago and Mondrian Palm Springs which may require equity investments. The Mondrian Chicago, Mondrian Palm Spring and Echelon projects do not currently have debt financing. Given the current state of the credit markets, the joint ventures may not be able to obtain adequate project financing in a timely manner or at all. If adequate project financing is not obtained, the joint ventures may seek additional investors to raise capital, limit the scope of the project, defer the project or cancel the project altogether.
Comparison of Cash Flows for the Nine Months Ended September 30, 2008 to September 30, 2007
Operating Activities. Net cash provided by operating activities was $19.6 million for the nine months ended September 30, 2008 compared to $27.2 million for the nine months ended September 30, 2007. The decrease in cash is primarily due to changes in working capital.
Investing Activities. Net cash used in investing activities amounted to $45.9 million for the nine months ended September 30, 2008 as compared to $77.7 million for the nine months ended September 30, 2007. The decrease in cash used in investing activities primarily relates to the $30.0 million deposit the Company made in February 2007 related to its investment in Echelon Las Vegas which was returned to the Company in September 2008 as a result of the amended joint venture agreement with Boyd. This decrease was offset by increases in our capital expenditures relating to ongoing renovations at Mondrian Los Angeles and Morgans.

Financing Activities. Net cash used in financing activities amounted to $36.7 million for the nine months ended September 30, 2008 as compared to net cash provided by financing activities of $65.0 million for the nine months ended September 30, 2007. The decrease is primarily due to borrowings on our credit facility during the nine months ended September 30, 2007, which was used to fund the Echelon Las Vegas deposit discussed above, and the proceeds from the issuance of common stock in 2007 for which there was no comparable issuance in 2008. Slightly offsetting these decreases was an increase in the repurchases of the Company’s common stock during the nine months ended September 30, 2008 as compared to the same period in 2007.
Debt
Revolving Credit Agreement. On October 6, 2006, we and certain of our subsidiaries entered into a revolving credit facility in the initial amount of $225.0 million, which includes a $50.0 million letter of credit sub-facility and a $25.0 million swingline sub-facility (collectively, the “Revolving Credit Agreement”), with Wachovia Capital Markets, LLC and Citigroup Global Markets Inc.
The amount available from time to time under the Revolving Credit Agreement is contingent upon the amount of an available borrowing base calculated by reference to collateral described below. The available borrowing base is currently approximately $64.0 million, but that amount may be increased up to $225.0 million at the Borrower’s (defined below) option by increasing the amount of the borrowing capacity on Delano Miami granted by the Delano Miami mortgage lender (discussed below) and upon payment of the related additional recording tax, assuming financial ratios are maintained, as discussed below. Had the Borrower exercised this option, the available borrowing base as of September 30, 2008 (assuming an increase in the Delano Miami mortgage and payment of the related additional recording tax) would have been approximately $182.4 million, based on current covenant calculations. That availability may also be increased through procedures specified in the Revolving Credit Agreement for adding property to the borrowing base and for revaluation of the property that constitutes the borrowing base.
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
The Revolving Credit Agreement requires the borrower to maintain for each four-quarter period a total leverage ratio (total consolidated indebtedness, which does not include indebtedness related to the Convertible Notes, the liability to the subsidiary trust or Clift debt to consolidated EBITDA excluding Clift) of no more than 7.0 to 1.0 at any time during 2008, and 6.0 to 1.0 at any time after December 31, 2008, and a fixed charge coverage ratio (consolidated EBITDA excluding Clift to consolidated interest expense excluding Clift) of no less than 1.75 to 1.00 at all times. Under the agreement, as of September 30, 2008, our leverage ratio was 4.6 times and its fixed charge coverage ratio was 2.4 times. The Revolving Credit Agreement contains negative covenants, subject in each case to certain exceptions, restricting incurrence of indebtedness, incurrence of liens, fundamental changes, acquisitions and investments, asset sales, transactions with affiliates and restricted payments, including, among others, a covenant prohibiting us from paying cash dividends on its common stock.
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

As of September 30, 2008, we were in compliance with the covenants of the Revolving Credit Agreement.
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
The Revolving Credit Agreement is available on a revolving basis for general corporate purposes, including acquisitions. As of September 30, 2008, there were no borrowings outstanding under the Revolving Credit Agreement.
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
The Mortgages bear interest at a blended rate of 30-day LIBOR plus 125 basis points. We have the option of extending the maturity date of the Mortgages to October 15, 2011 provided that certain extension requirements are achieved, including but not limited to maintaining a debt service coverage ratio for the two fiscal quarters preceding the maturity date of 1.55 to 1.00 or greater. We maintain swaps that will effectively fix the LIBOR rate on the debt under the Mortgages at approximately 5.0% through the maturity date.
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
As of September 30, 2008, we were in compliance with the covenants of the Mortgages.

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
The Trust Note agreement requires that we maintain a fixed charge coverage ratio of 1.4 to 1.0. As of September 30, 2008, we were in compliance with the covenants of the Trust Note agreement.
Clift. We lease Clift under a 99-year non-recourse lease agreement expiring in 2103. The lease is accounted for as a financing with a balance of $81.2 million at September 30, 2008. The lease payments are $6.0 million per year through October 2014 with inflationary increases at five-year intervals thereafter beginning in October 2014.
Hudson. We lease two condominium units at Hudson which are reflected as capital leases with balances of $6.1 million at September 30, 2008. Currently, annual lease payments total approximately $800,000 and are subject to increases in line with inflation. The leases expire in 2096 and 2098.
Promissory Note. The purchase of the Gale, the property across from the Delano Miami, was partially financed with the issuance of a $10.0 million three-year interest only promissory note by us to the seller, which matures on January 24, 2009. At September 30, 2008, the note bore interest at 10.0%, effective January 2008 through maturity. In November 2008, we extended the maturity of the note until January 24, 2010 and agreed to pay the 11.0% interest for the year in full at the time of the extension.
Mondrian Scottsdale Debt. In May 2006, we obtained mortgage financing on Mondrian Scottsdale. The $40.0 million loan, which accrues interest at LIBOR plus 2.30%, matures in May 2009 with two remaining one-year extension options. We have purchased an interest rate caps which limit the interest rate exposure to 6.0% through June 1, 2009.
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
In connection with the private offering, the Company entered into certain convertible note hedge and warrant transactions. These transactions are intended to reduce the potential dilution to the holders of our common stock upon conversion of the Notes and will generally have the effect of increasing the conversion price of the Notes to approximately $40.00 per share, representing a 82.23% premium based on the sale price of our common stock of $21.95 per share on October 11, 2007. The net proceeds to us from the sale of the Notes were approximately $166.8 million (of which approximately $24.1 million was used to fund the note call options and warrant transactions).
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

Capital Expenditures and Reserve Funds
We are obligated to maintain reserve funds for capital expenditures at our hotels as determined pursuant to our debt and lease agreements. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. Our debt and lease agreements require us to reserve funds at amounts equal to 4% of the hotel’s revenues and require the funds to be set aside in restricted cash. In addition, the restaurant joint ventures require the ventures to set aside restricted cash of between 2% to 4% of gross revenues of the restaurant. As of September 30, 2008, $7.7 million was available in restricted cash reserves for future capital expenditures.
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
In addition to amounts spent to date during 2008 on renovations of existing owned hotels, such as Mondrian Los Angeles and Morgans, we anticipate spending approximately $5.0 million for the conversion of single room occupancy rental units at Hudson into guestrooms, in the last quarter of 2008 and during 2009. The majority of our capital expenditures are expected to be funded from existing cash balances.
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
Morgans Europe’s net income or loss and cash distributions or contributions are allocated to the partners in accordance with ownership interests. At September 30, 2008, our investment in Morgans Europe was $14.0 million. We account for this investment under the equity method of accounting. Our equity in income of the joint venture amounted to $0.9 million and $2.0 million for the nine months ended September 30, 2008 and 2007, respectively.

South Beach Venture. We own a 50% interest in a building on Biscayne Bay in South Beach Miami through the South Beach Venture. The South Beach Venture is in the process of renovating and converting the building into a condominium and hotel to be operated under our Mondrian brand. We will operate Mondrian South Beach under a long-term incentive management contract.
We account for this investment under the equity method of accounting. At September 30, 2008, our investment in the South Beach Venture was $17.3 million. Our equity in loss of the South Beach Venture amounted to $1.1 million and $2.2 million for the nine months ended September 30, 2008 and 2007, respectively.
Hard Rock. As of September 30, 2008, we owned a 20.5% interest in the Hard Rock, based on cash contributions, through a joint venture with DLJMB. We also manage the Hard Rock under a management agreement, for which we receive a management fee and a chain service expense reimbursement of all non-gaming revenue including casino rents and all other rental income. The Company can also earn an incentive management fee based on EBITDA, as defined, above certain levels. We account for this investment under the equity method of accounting. At September 30, 2008, our investment in the Hard Rock venture was $22.1 million. Our equity in loss of this venture was $15.8 million and $12.1 million for the nine months ended September 30, 2008 and 2007, respectively.
Echelon Las Vegas. In January 2006, we entered into a limited liability company agreement with a subsidiary of Boyd through which it will develop, as 50/50 owners, Delano Las Vegas and Mondrian Las Vegas. We account for this investment under the equity method of accounting. At September 30, 2008, our investment in the Echelon Las Vegas venture was $17.4 million. This investment balance was reduced during the three months ended September 30, 2008, by approximately $30.0 million as a result of the return of the deposit made to Boyd upon consummation of the Hard Rock transaction. Our equity in loss of the Echelon Las Vegas venture was $0.7 million and $0 for the nine months ended September 30, 2008 and 2007, respectively.
Mondrian SoHo. In June 2007, we contributed approximately $5.0 million for a 20% equity interest in a joint venture with Cape Advisors Inc. to acquire and develop a Mondrian hotel in the SoHo neighborhood of New York City. Upon completion, we are expected to operate the hotel under a 10-year management contract with two 10-year extension options. In July 2008, we contributed an additional $1.5 million in equity toward our 20% interest. As of September 30, 2008, our investment in the Mondrian SoHo venture was $6.6 million.
Mondrian Chicago. In June 2007, we formed a joint venture with M Development to lease and develop a Mondrian hotel in Chicago. We will have a 49% equity interest in the joint venture and expect to contribute approximately $15.0 million to the project, of which approximately $2.3 million was contributed as of September 30, 2008. Upon completion, we are expected to operate the hotel under a 20-year management contract with two 5-year extension options. As of September 30, 2008, our investment in the Mondrian Chicago venture was $2.5 million.
Ames Boston. On June 17, 2008 the Company, Normandy Real Estate Partners, and local partner Ames Hotel Partners entered into a new joint venture to develop the Ames Boston hotel in Boston, Massachusetts. Upon completion, we expect to operate Ames Boston under a long-term management contract. Ames Boston is expected to open in the third quarter of 2009. We expect to commit approximately $10.0 million for a 35% economic interest in the joint venture. As of September 30, 2008, our investment in the Ames Boston joint venture was $7.1 million, of which $6.8 million funded our capital account. The project is expected to qualify for federal and state historic rehabilitation tax credits, which may reduce the equity investment.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Quantitative and Qualitative Disclosures About Market Risk
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Some of our outstanding debt has a variable interest rate. As described in “Management’s Discussion and Analysis of Financial Results of Operations — Derivative Financial Instruments” above, we use some derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of September 30, 2008, our total outstanding debt, including capitalized lease obligations, was approximately $730.1 million, of which approximately $410.0 million, or 56.2%, was variable rate debt.
We entered into hedging arrangements on $285.0 million of debt which became effective on July 9, 2007 and cap LIBOR at approximately 5.0%. At September 30, 2008, the one month LIBOR rate was 3.9%. If market rates of interest on this variable rate debt increases by 1.0%, or 100 basis points, the increase in interest expense would reduce future pre-tax earnings and cash flows by approximately $2.9 million annually. The maximum annual amount the interest expense would increase on this variable rate debt is $3.2 million due to our interest rate cap agreement. If market rates of interest on this variable rate debt decrease by 1.0%, or 100 basis points, the decrease in interest expense would increase pre-tax earnings and cash flows by approximately $2.9 million annually.
We also entered into hedging arrangements on $40.0 million of debt secured by Mondrian Scottsdale, with a LIBOR cap of 6.0% through June 1, 2009. If market rates of interest on this variable rate debt increases by 1.0%, or 100 basis points, the increase in interest expense would reduce future pre-tax earnings and cash flows by approximately $0.4 million annually. The maximum annual amount the interest expense would increase on this variable rate debt is $0.8 million due to our interest rate cap agreement. If market rates of interest on this variable rate debt decrease by 1.0%, or 100 basis points, the decrease in interest expense would increase pre-tax earnings and cash flows by approximately $0.4 million annually.
If market rates of interest increase by 1.0%, or approximately 100 basis points, the fair value of our fixed rate debt would decrease by approximately $16.0 million. If market rates of interest decrease by 1.0%, or approximately 100 basis points, the fair value of our fixed rate debt would increase by $53.5 million.
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
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15 of the Securities and Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
David Hamamoto, the Chairman of the Board, and Marc Gordon, a member of the Board and the Company’s Chief Investment Officer and Executive Vice President, Capital Markets, are beneficial owners of equity interests in NorthStar and Mr. Hamamoto is the Co-Chairman of the Board of Directors and Co-Chief Executive Officer of NorthStar. In addition, NorthStar, through its status as an affiliate of NorthStar Partnership, L.P., has certain rights to request, subject to certain limitations, that the Company register shares of the Company’s common stock owned by NorthStar pursuant to a registration rights agreement.

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and the following additional risk factor:
Recent disruptions in the financial markets could affect our ability to obtain financing for development of our properties and other purposes on reasonable terms and have other adverse effects on us and the market price of our common stock.
The global stock and credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing. Continued uncertainty in the stock and credit markets may negatively impact our ability to access additional financing for development of our properties and other purposes at reasonable terms, which may negatively affect our business. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital through the issuance of our common stock or preferred stock. The disruptions in the financial markets may have a material adverse effect on the market value of our common stock and other adverse effects on us and our business.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Third Quarter 2008 Purchases of Equity Securities
The following table provides information about the Company’s purchases of its common stock during the quarter ended September 30, 2008:

				Approximate Dollar
			Total Number of	Value of Common
			Common Shares	Shares that May Yet Be
	Total Number of		Purchased as Part of	Purchased Under the
	Common Shares	Average Price Paid per	Publicly Announced	Plans or Programs
Period	Purchased (1)	Common Share	Plans or Programs	(in thousands)
July 1 — 31, 2008	1,099,900	$11.05	1,099,900	$17,822
August 1 — 31, 2008	—	$—	—	$17,822
September 1 — 30, 2008	191,800	$11.98	1,291,700	$15,519
Total	1,291,700	$11.19	1,291,700	$15,519

(1)
All shares were repurchased under our 2008 stock repurchase program. Our 2008 stock repurchase program was authorized by our Board of Directors and announced by the Company on July 1, 2008. Under the 2008 stock repurchase program, we were authorized to repurchase up to $30.0 million of our common stock through the open market or in privately negotiated transactions from time to time on or before July 1, 2009. The timing and actual number of shares repurchased depended on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. As of October 9, 2008, the Company has completed this share repurchase program and purchased 2,794,653 shares for approximately $30.0 million.

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

Morgans Hotel Group Co.
November 7, 2008	/s/ Fred J. Kleisner
Fred J. Kleisner
President and Chief Executive Officer

November 7, 2008	/s/ Richard Szymanski
Richard Szymanski
Chief Financial Officer and Secretary

Exhibit Index

Exhibit No.	Description of Exhibit
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

4.1
Specimen Certificate of Common Stock of Morgans Hotel Group Co. (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on January 17, 2006)

4.2
Junior Subordinated Indenture, dated as of August 4, 2006, between Morgans Hotel Group Co., Morgans Group LLC and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 11, 2006)

4.3
Amended and Restated Trust Agreement of MHG Capital Trust I, dated as of August 4, 2006, among Morgans Group LLC, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, and the Administrative Trustees Named Therein (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 11, 2006)

4.4
Stockholder Protection Rights Agreement, dated as of October 9, 2007, between Morgans Hotel Group Co. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on October 10, 2007)

4.5
Indenture related to the Senior Subordinated Convertible Notes due 2014, dated as of October 17, 2007, by and among Morgans Hotel Group Co., Morgans Group LLC and The Bank of New York, as trustee (including form of 2.375% Senior Subordinated Convertible Note due 2014) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on October 17, 2007)

4.6
Registration Rights Agreement, dated as of October 17, 2007, between Morgans Hotel Group Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on October 17, 2007)

4.7
Amendment to the Stockholder Protection Rights Agreement, dated July 25, 2008, between the Company and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 30, 2008)

10.1
Third Amendment to Morgans Las Vegas, LLC Limited Liability Company Agreement, dated September 23, 2008, by and between Morgans/LV Investment LLC and Echelon Resorts Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 25, 2008)

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