Form 10-K
period 2008-12-31
Morgans Hotel Group Co.
filed 2009-03-16
CIK 1342126

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $256,543,000, based on a closing sale price of $10.30 as reported on the NASDAQ Global Market (formerly the NASDAQ National Market) on June 30, 2008.
As of March 12, 2009, the registrant had issued and outstanding 29,525,383 shares of common stock, par value $0.01 per share.

INDEX

Page
PART I

ITEM 1 BUSINESS	4

ITEM 1A RISK FACTORS	14

ITEM 1B UNRESOLVED STAFF COMMENTS	31

ITEM 2 PROPERTIES	32

ITEM 3 LEGAL PROCEEDINGS	45

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	46

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	46

ITEM 6 SELECTED FINANCIAL INFORMATION	48

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	51

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	75

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	76

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	76

ITEM 9A CONTROLS AND PROCEDURES	76

ITEM 9B OTHER INFORMATION	79

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	79

ITEM 11 EXECUTIVE COMPENSATION	79

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	79

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	79

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES	79

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	80

Exhibit 10.44
Exhibit 10.45
Exhibit 10.61
Exhibit 10.62
Exhibit 10.63
Exhibit 10.64
Exhibit 10.65
Exhibit 10.66
Exhibit 21.1
Exhibit 23.1
Exhibit 23.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 99.1
Exhibit 99.2
Exhibit 99.3

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
The forward-looking statements contained in this Annual Report on Form 10-K reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ materially from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Important risks and factors that could cause our actual results to differ materially from those expressed in any forward-looking statements include, but are not limited to changes in economic, business, competitive market and regulatory conditions such as:
•	downturns in economic and market conditions, particularly levels of spending in the business, travel and leisure industries;
•	tightening of the global credit markets;
•	general volatility of the capital markets and our ability to access the capital markets;
•	hostilities, including future terrorist attacks, or fear of hostilities that affect travel;
•	risks related to natural disasters, such as earthquakes and hurricanes;
•	risks associated with the acquisition, development and integration of properties;
•	the seasonal nature of the hospitality business;
•	changes in the tastes of our customers;
•	increases in real property tax rates;
•	increases in interest rates and operating costs;
•	the impact of any material litigation;
•	the loss of key members of our senior management;
•	changes in the competitive environment in our industry and the markets where we invest; and
•	other risks discussed in this Annual Report on Form 10-K in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Result of Operations.”
We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform these statements to actual results.

PART I
ITEM 1. BUSINESS
Overview
Morgans Hotel Group Co. is a fully integrated hospitality company that operates, owns, acquires, develops and redevelops boutique hotels primarily in gateway cities and select resort markets in the United States, Europe and in select international locations. Over our 25-year history, we have gained experience operating in a variety of market conditions. At December 31, 2008, we owned or partially owned, and managed a portfolio of twelve luxury hotel properties in New York, Miami, Los Angeles, Scottsdale, San Francisco, London and Las Vegas, comprising approximately 3,700 rooms. In addition, we have two hotel developments, in Boston and New York, and a hotel expansion in Las Vegas with identified financing, representing an estimated 1,300 additional guest rooms and currently scheduled to open in late 2009 or early 2010. We have five other hotel development projects, including projects to be developed by third-parties but managed by us upon completion, in various stages of advancement and pending financing, representing an estimated 1,900 additional guest rooms. These potential development projects are located in Miami, Dubai, Palm Springs and Las Vegas.
Unlike traditional brand-managed or franchised hotels, boutique hotels provide their guests with what we believe is a distinctive lodging experience. Each of our hotels has a personality specifically tailored to reflect the local market environment and features a modern, sophisticated design that includes critically acclaimed public spaces, popular “destination” bars and restaurants and highly personalized service. Significant media attention has been devoted to our hotels, which we believe is the result of their distinctive nature, renowned design, dynamic and exciting atmosphere, celebrity guests and high-profile events. We believe that the Morgans Hotel Group brand, and each of our individual property brands are synonymous with style, innovation and service. We believe that this combination of lodging and social experiences, and association with our brands, increases our occupancy levels and pricing power.
At December 31, 2008, our owned or partially owned and managed portfolio of hotel properties consisted of:
•
seven hotels that we own and manage, or the Owned Hotels — Morgans, Royalton and Hudson in New York, Delano Miami in Miami, Mondrian Los Angeles in Los Angeles, Clift in San Francisco and Mondrian Scottsdale in Scottsdale, comprising approximately 2,100 rooms;

•	a 50% interest in two hotels in London, St Martins Lane and Sanderson, comprising approximately 350 rooms, which we manage;
•	a 50% interest in Mondrian South Beach in Miami, which is a hotel condominium project that opened in December 2008, comprising approximately 330 rooms, which we manage;
•	a 7% interest in the 300-room Shore Club in Miami which we manage; and
•	a 20% interest in the Hard Rock Hotel and Casino in Las Vegas, or Hard Rock, which we also manage.
In addition to our current portfolio, we expect to operate, own, acquire, redevelop and develop new hotel properties that are consistent with our portfolio in major metropolitan cities and select resort markets in the United States, Europe and other select international destinations. We currently have development or expansion projects in Boston, New York and Las Vegas, all of which have identified financing. In addition, we have development or expansion projects in Miami and Las Vegas and projects in Dubai and Palm Springs to be developed by third-parties but managed by us upon completion. As a result of the current economic environment, and specifically the tightening of the credit markets, financing for certain of these projects has not yet been obtained. We and our joint venture partners or the project developers, as applicable, may not be able to obtain adequate project financing in a timely manner or at all. If project financing is not obtained, we and our joint venture partners or the project developers, as applicable, may seek additional equity investors to raise capital, limit the scope of the project, defer the project or cancel the project all together.

We conduct our operations through Morgans Group LLC, a Delaware limited liability company and our operating company, which we refer to as Morgans Group. Morgans Group holds substantially all of our assets. We are the managing member of Morgans Group and held approximately 97% of its membership units at December 31, 2008, not including long-term incentive plan units, or LTIP Units, convertible into membership units issued as part of our employee compensation plans. We manage all aspects of Morgans Group, including the operation, development, sale and purchase of, and investments in, hotels primarily through our management company, Morgans Hotel Group Management LLC, or MHG Management Company. The remaining membership interests in Morgans Group are owned by Residual Hotel Interest, LLC or its affiliates and are exchangeable for our common stock.
We were incorporated in Delaware in October 2005 and completed our initial public offering of common stock, or IPO, on February 17, 2006. Our corporate offices are located at 475 Tenth Avenue, New York, New York 10018. Our telephone number is (212) 277-4100. We maintain a website that contains information about us at www.morganshotelgroup.com.
Corporate Strategy
Our corporate strategy has been to grow through our proven ability to replicate our model on an individualized but consistent basis across a growing portfolio and by leveraging our portfolio of brands for expansion in both new and existing markets. Although we believe our growth will be negatively impacted by the current global economic downturn and extreme disruptions in financial markets in the near-term, we intend to continue building on this corporate strategy in the long-term. We believe that our current management team and existing operating infrastructure provide us with the ability to successfully integrate assets into our portfolio as we grow and expand. Due to our proven corporate strategy and the plans we have implemented to weather the difficult economic environment we are now facing, we believe we are well positioned for the future.
Internal Growth. As a result of recently completed hotel renovations, we believe we will increase our appeal to potential guests and generate increased revenue at our properties in the future. During 2008, we completed extensive renovations of guest rooms, including technological upgrades, common areas and the restaurant and bars at Mondrian Los Angeles and Morgans. During 2006 and 2007, we completed renovations of guest rooms and common areas at Delano and Royalton. With the completion of these renovations and others, we believe our portfolio of Owned Hotels is well positioned and has no significant deferred capital expenditures or improvements in the near term.
Targeted Renovations and Expansions. We are pursuing a number of targeted projects throughout our portfolio that we believe will increase our appeal to potential guests and improve the revenue generation potential at our properties. We have also identified expansion projects at Hudson which will utilize space that is currently under-utilized and allow for the addition of amenities and revenue drivers, such as meeting space and an increase in the number of available rooms. We plan on pursuing this expansion opportunity once economic conditions improve and funding becomes available. At Hard Rock, we are in the middle of a large-scale expansion project that is expected to include the addition of approximately 875 guest rooms, including an all-suite tower with upgraded amenities, and the expansion and reconfiguration of public areas with the addition of amenities and revenue drivers, such as restaurants, bars, health clubs, banquet and meeting spaces and retail shops.
Operational and Infrastructure Initiatives. We strive to implement state-of-the-art operational systems and apply best practices to maximize synergies at the portfolio level. Within the past few years, we have launched a number of operational and technology initiatives that are designed to result in revenue growth, significant improvements in our operating costs and efficiencies, an improved guest experience and an enhanced ability to market to our customers’ specific lodging needs. Operationally, we have prepared for the current economic downturn by implementing restructuring efforts and developing a multiphase contingency plan which was rolled out beginning in early 2008. This contingency plan included targeted reductions in corporate-related costs as well as direct hotel expenses. We believe our experienced management team has allowed us to implement these cost cuts without impacting the overall quality of our guest experience.
External Growth. Once the economy and financial markets improve, we believe we are poised for external growth that will be driven by growth in major metropolitan markets and select resort locations as we extend our hotel, restaurant and bar brands. We intend to be flexible with respect to transaction structures and real estate requirements as we grow our business. During 2008, we expanded our hotel portfolio with the opening of a new hotel and condominium joint venture project, Mondrian South Beach, in December 2008. Additionally, we are expanding our hotel portfolio through the development of Boston Ames and Mondrian SoHo, both of which have identified financing. We expect to complete both projects in late 2009 or early 2010. Currently, we have development and expansion projects in Miami, Dubai, Palm Springs, and Las Vegas for which financing has not yet been identified by us, the joint venture or the project developer. Given the current economic environment, including the state of the credit markets, with many sources of financing not readily available, these and other projects may not be able to obtain adequate project financing in a timely manner or at all and we, the joint venture or the project developer may have less capital to invest in them. If adequate project financing is not obtained, external growth projects may need to be limited in scope, deferred or cancelled altogether.

Target Markets. We base our decisions to enter new markets on a number of criteria, with a focus on markets that attract affluent travelers who value a distinctive and sophisticated atmosphere and outstanding service. Specifically, we target key gateway destinations that attract both domestic and foreign business and leisure travelers, as well as select resort markets. We believe that Boston, where we are developing the Boston Ames hotel, and Dubai, where we plan to manage a third-party developed project as a Delano, are examples of such markets. Consistent with our prior expansion activities, we will continue to seek growth primarily in markets with multiple demand drivers and high barriers to entry, including major North American metropolitan markets with vibrant urban locations, select resort locations, key European destinations that we believe offer a similar customer base as our established United States and United Kingdom markets, and select locations in the Middle East, Asia and South America.
Brand Extensions. We believe that our existing brand portfolio has considerable development potential. Many of our brands, including hotel brands such as Delano, Mondrian and Sanderson, and restaurant and bar brands such as Asia de Cuba and Skybar, may be extended to other hotels, restaurants and bars in our existing and new markets. Similarly, we believe our brand portfolio improves our ability to secure joint ventures and management agreements with third parties. For example, in September 2008, we announced the development of Delano Dubai by a leading Middle Eastern real estate development firm, and in December 2008 we opened Mondrian South Beach and launched Asia de Cuba at the hotel. Additionally, we currently have a development project underway in SoHo, New York to expand our Mondrian brand.
Flexible Business Model. We intend to be flexible with respect to transaction structures and real estate requirements as we grow our business. We will pursue attractive management agreements, joint ventures, acquisition and other opportunities as they arise. As we pursue these opportunities, we will place significant emphasis on re-flag and pure management opportunities and, where equity investment is required, on securing long-term management agreements and a meaningful percentage of any equity growth or a significant total dollar return on investment. The acquisition and finance markets and the specifics of any particular deal will influence each transaction’s structure. We believe our flexibility should allow us greater access to strategically important hotels and other opportunities. Joint ventures with management agreements should provide us with enhanced return on investment through management and other fee income and access to strategically important hotels and other opportunities. For example, we have demonstrated our ability to partner effectively through, among others, our restaurant joint ventures with Jeffrey Chodorow and the joint venture structures through which we own our interests in St Martins Lane, Sanderson, Hard Rock and Mondrian South Beach.
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
2008 Transactions and Developments
Mondrian Palm Springs. On January 14, 2008, we announced a new project with Re:Loft Partners Palm Springs, LLC to manage Mondrian Palm Springs in downtown Palm Springs, California. The resort plans call for a Mondrian hotel with approximately 200 rooms, as well as residences available for sale. We expect that upon completion of the hotel by the project developer, we will operate the hotel under a 10-year management contract with two five-year extension options. Given the current state of the credit markets, this project may not be able to obtain adequate project financing in a timely manner or at all. If adequate project financing is not obtained, the developer may seek additional equity investors to raise capital, limit the scope of the project, defer the project or cancel the project altogether.
Approval of Gaming License in Nevada. In January 2008, we received approval from the Nevada Gaming Commission to operate the casino at Hard Rock. We began operating the casino on March 1, 2008.
Global Settlement of Litigation and Insurance Proceeds Sharing Agreement. On April 4, 2008, we and certain of our subsidiaries entered into a global settlement agreement with various parties pursuant to which the Shore Club litigation, regarding the management of the Shore Club hotel, and the Century litigation, regarding the structuring transactions that were part of our IPO and the IPO itself, along with related litigations and an additional litigation in which we were not involved, were settled. We were not required to make any cash payments as part of the settlement. Under the relevant terms of the settlement, the management agreement pursuant to which MHG Management Company manages Shore Club was amended to provide for, among other things, a reduction beginning in 2009 in the management and chain services fees, a reduction beginning in 2012 in the termination payment to be made by the owner of Shore Club to MHG Management Company upon termination of the management agreement, and certain changes to operating procedures at Shore Club.

In addition, on January 18, 2008, we entered into an insurance proceeds sharing agreement with NorthStar Capital Investment Corp.(“NorthStar”) regarding insurance proceeds related to these litigations. The litigations have been submitted for coverage by NorthStar under certain primary and excess insurance policies issued to NorthStar under which certain subsidiaries of the company and certain individual defendants in the litigations, including Mr. Hamamoto, are also insured. The insurers have paid certain amounts to NorthStar in connection with the litigations under the insurance policies. David Hamamoto, the Chairman of the Board, and Marc Gordon, a member of the Board and the Company’s Chief Investment Officer and Executive Vice President of Capital Markets, are beneficial owners of equity interests in NorthStar and Mr. Hamamoto is the Co-Chairman of the Board of Directors and Co-Chief Executive Officer of NorthStar.
Boston Ames. In June 2008, we entered in a joint venture agreement with Normandy Real Estate Partners and Ames Hotel Partners as part of the development of the Ames hotel in Boston, Massachusetts, which represents a new addition to our brand portfolio. Upon completion, which is currently scheduled for late 2009 or early 2010, Boston Ames is expected to have approximately 115 guest rooms, a restaurant, bar and exercise facility.
Share Repurchase. On July 1, 2008, our Board of Directors authorized the repurchase of up to $30.0 million of our common stock, or approximately 9% of our outstanding shares based on the then current market price. As of October 9, 2008, we had completed this share repurchase program, having purchased an aggregate of 2,794,653 shares for approximately $30.0 million in open market transactions.
Expansion of our Board of Directors. On July 25, 2008, our Board of Directors increased its size from seven to ten members and appointed David J. Moore, Deepak Chopra and Marc Gordon, the Company’s Chief Investment Officer and Executive Vice President of Capital Markets, to fill the newly created directorships on the Board. There is no arrangement or understanding between either Messrs. Moore or Chopra and any other persons pursuant to which either of them was selected as director of the Company. Mr. Gordon was appointed to the Board of Directors, in part, in consideration of his Amended and Restated Employment Agreement, effective as of April 1, 2008, which provides that the Company shall recommend Mr. Gordon’s addition as a director upon the expansion of the Board to include additional independent Directors.
Additionally, on February 5, 2008, our Board of Directors appointed Michael D. Malone as a Director effective January 31, 2008. There is no arrangement or understanding between Mr. Malone and any other persons pursuant to which he was selected as a director of the Company. We also announced that Lance Armstrong resigned from the Board effective January 31, 2008.
Stockholder Protection Rights Agreement. Also on July 25, 2008, our Board of Directors amended our Stockholder Protection Rights Agreement, or the Rights Agreement, to extend the date on which the Rights Agreement will expire from October 9, 2008 to October 9, 2009 (assuming there is no earlier redemption or triggering of the rights). The Rights Agreement was not adopted in response to any specific effort to obtain control of the Company but rather to continue to deter abusive takeover tactics that otherwise could be used to deprive stockholders of the full value of their investment. The terms of the Rights Agreement provide that the Board of Directors may amend the agreement in any respect without shareholder approval at any time before a triggering event. The Rights Agreement was otherwise unchanged.
Hard Rock Land Sale and Joint Venture Amendment. On August 1, 2008, a subsidiary of our Hard Rock joint venture obtained a loan to finance $50.0 million of the $110.0 million necessary to purchase an 11-acre parcel of land located adjacent to the Hard Rock from another subsidiary of the joint venture. The loan becomes due and payable no later than the maturity date of August 9, 2009, subject to two six-month extension options, and is subject to acceleration upon the occurrence of specified events of default, as set forth in the loan agreement. NorthStar is a participant lender in the loan. In connection with the loan, Morgans Group LLC, together with affiliates of DLJ Merchant Banking Partners (the “DLJMB Parties”), as guarantors, entered into a non-recourse carve-out guaranty agreement, which is only triggered in the event of certain “bad boy” clauses, in favor of Column Financial, Inc.
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
As a result of this and other equity contributions by the DLJMB Parties, our ownership interest in the joint venture has been reduced to approximately 20.1% as of December 31, 2008.

Also on August 1, 2008, we and the DLJMB Parties amended our joint venture agreement. Among other things, the amended joint venture agreement clarifies certain obligations of the parties in the event that capital contributions are required for additional costs and expenses relating to the 11-acre parcel. In general, any decision to call for such additional capital contributions will be in the discretion of the Hard Rock joint venture’s board of directors. Subject to certain terms and conditions, the DLJMB Parties could also cause the joint venture to fund such additional capital contributions from third parties. However, each member that is not in default under the joint venture agreement will be given an opportunity to participate in the funding. The amended joint venture agreement also clarifies certain provisions used to calculate each member’s percentage interest in the joint venture in the event that such additional capital contributions are funded.
Echelon Las Vegas. On August 1, 2008, Boyd Gaming Corporation, or Boyd, announced that it will delay the entire Echelon project due to current capital markets and economic conditions. On September 23, 2008, we amended our joint venture agreement with Boyd to, among other things, extend the deadline by which the joint venture must obtain construction financing for the development of Delano Las Vegas and Mondrian Las Vegas to December 31, 2009. The amended joint venture agreement also provided for the immediate return of the $30.0 million deposit we had provided for the project, plus interest, the elimination of our future funding obligations of approximately $41.0 million and the elimination of any obligation for us to provide a construction loan guaranty. The amended joint venture agreement also limits the amounts that we and Boyd are required to continue to fund for pre-development and related costs to approximately $0.4 million each. Each partner has the right to terminate the joint venture for any reason prior to December 31, 2009. Additionally, the terms of the management agreement, which provide for us to operate the joint venture hotels upon their completion, remain unchanged.
Delano Dubai. In September 2008, we announced the development of Delano Dubai by a leading Middle Eastern real estate development firm. The hotel is expected to have approximately 200 guest rooms and 100 branded residences, and to include a restaurant, bar and spa. We expect that upon completion, which is currently expected in 2012, we will operate the hotel under a 20-year management contract with two 10-year extension options. In addition to hotel management fees, we also realize fees from the developer’s sale of both branded and unbranded residences, of which we recognized $1.5 million during September 2008.
Extension of the Gale Promissory Note. On November 4, 2008, we extended the maturity of the $10.0 million interest only promissory note issued to purchase the Gale in South Beach for an additional year. As a result, this promissory note matures on January 24, 2010. As part of the extension terms, we paid the annual interest payment at 11.0% in full at the time of the extension.
Termination of Mondrian Chicago Joint Venture. In November 2008, we terminated our joint venture with M Development to lease and develop a Mondrian hotel in Chicago after the joint venture was unable to obtain financing to continue with the planned project.
Extension of Mondrian South Beach Debt and Additional Financing. On November 25, 2008, together with our joint venture partner, we amended and restated the mortgage loan and mezzanine loan agreements related to the Mondrian South Beach to provide for, among other things, four one-year extension options of the third-party financing totaling $107.1 million as of December 31, 2008. Under the amended agreements, the initial maturity date of August 1, 2009 can be extended to July 29, 2013, subject to certain conditions including an amortization payment of approximately $17.5 million on August 1, 2009 for the first such annual extension, repayment of the remainder of the A-Note, as defined in the loan agreements, by August 1, 2010 for the exercise of the second annual extension, achievement of defined debt service coverage ratios for the exercise of the third and fourth annual extensions, and achievement of a loan to value test for the fourth annual extension. A portion of the proceeds obtained from condominium sales may be used to pay down all or part of the approximately $17.5 million extension obligation due on August 1, 2009, although there can be no assurances that such sale proceeds will be sufficient to cover the obligation. Further, we and an affiliate of our joint venture partner have provided additional mezzanine financing of approximately $22.5 million to the joint venture to fund completion of the construction and renovations at Mondrian South Beach. Mondrian South Beach opened on December 1, 2008.
London Joint Venture Recapitalization. In December 2008, we received approximately $11.5 million in cash dividends from the recapitalization of our London joint venture with a subsidiary of Walton Street Capital, LLC that owns Sanderson and St Martins Lane, both in London. The recapitalization required the consent of the lender and allows for future dividends from profits subject to lender consent.

Management and Operations of Our Portfolio
Overview of Management
We manage and operate each of our hotels, which are staffed by our employees and the employees of our joint venture operating companies, with personnel dedicated to each of the properties, including a general manager, controller, director of sales and marketing, director of human resources and other employees. The personnel in each hotel report to the general manager of the hotel. Each general manager reports to our executive vice president of operations. The corporate office provides support directly to certain functions at the hotel such as sales and revenue management. This organizational structure allows for each property to operate in a responsive and dynamic fashion while ensuring integrity of our guest experience and core values. As we have expanded in our existing markets, we have begun to regionalize certain operational, finance and sales functions. Our management team is headquartered in New York City and coordinates our management and operations. The management team reviews business contracts, oversees the financial budgeting and forecasting for our hotels, performs internal accounting and audit functions, administers insurance plans and identifies new systems and procedures to employ within our hotels to improve efficiency and profitability. In addition, the management team is responsible for coordinating the sales and marketing activities at each of our hotels, designing sales training programs, tracking future business prospects and identifying, employing and monitoring marketing programs. The management team is also responsible for the design of our hotels and overall product and service quality levels.
Our Engaging Dynamic Guest Experience, or EDGE, service program, which we have recently updated in early 2009, has been implemented across our portfolio, with the exception of Hard Rock which was acquired in February 2007. This program is designed to enhance employee initiative and responsiveness which we believe results in high customer satisfaction. Our EDGE initiative further allows the sharing of best practices and expertise across our employee base, creating a culture that we believe is more service-oriented than many of our competitors. At Hard Rock, comparable service initiatives which incorporate the spirit of EDGE are in place and continuously assessed to ensure they meet our brand standards.
Restaurant Joint Ventures
As a central element of our operating strategy, we focus significant resources on identifying exciting and creative restaurant concepts. Consistent with this objective and to further enhance the dining experience offered by our hotels, we have established joint venture relationships with well-known restaurateur Jeffrey Chodorow to develop, own and operate restaurants and bars at certain of the hotels we operate. Currently, these joint ventures operate the restaurants (including in-room dining, banquet catering and other food and beverage operations) at Morgans, Hudson, with the exception of banqueting, Delano Miami, Mondrian Los Angeles, Clift, St Martins Lane, Sanderson, and Mondrian South Beach as well as the bars in Delano Miami, St Martins Lane and Sanderson. Additionally, the restaurant at Mondrian Scottsdale is owned by us but operated by Jeffrey Chodorow pursuant to license and management agreements.
Marketing, Sales and Public Relations
Strong direct sales has been an integral part of our success. As of December 31, 2008, we employed a sales force of greater than 100 people with multiple sales managers stationed in each of our markets. The sales force is responsible for sourcing new corporate accounts in the United States, Europe and Asia. We have also opened sales offices in other markets. These offices are deployed by industry focus and geography. In 2008, we derived approximately 36% of our business from corporate transient and group accounts. Our core corporate business comes from the technology, financial services, entertainment, advertising, fashion and consumer goods industries. Approximately 56% of our guests are traveling on business.
Unlike many hotel companies, our sales managers are trained to sell the experience, not simply the rate. By branding the “experience” we showcase the kind of creativity that happens inside our hotels and prove that our guests come to us for much more than just a room or a bed. Our objective is to create differentiation by selling an “experience” and “brand.”
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
We place significant emphasis on branded communication strategies that are multi-layered and non-traditional. Our public relations and blog outreach strategy is a highly cost-effective marketing tool for our Company. Through highly publicized events, prospective guests are more likely to be made aware of our hotels through word-of-mouth or magazine, newspaper articles or blog entries and high-profile events rather than direct advertising. This publicity is supplemented with focused marketing activities to our existing customers. Our in-house marketing and public relations team coordinates the efforts of third-party public relations firms to promote our properties through travel magazines and various local, national and international newspaper travel sections. We regularly host events that attract celebrity guests and journalists generating articles in newspapers and magazines around the world. Our marketing efforts also include hosting other special events which have included events for Art Basel Miami, The Academy Awards, The Grammy’s and Fashion Week in New York and London.

Integration and Centralization Efforts
We have centralized certain aspects of our operations in an effort to provide further revenue growth and reduce operating costs. Beginning in 2002, we embarked on a number of technological and process initiatives including the launch of a new website, www.morganshotelgroup.com, which during 2008 generated approximately 15.8% of our total bookings and approximately 20.1% of our total rooms revenue. In 2009, we launched an updated website which provides our guests with a unique and distinctive booking experience, while offering a lower cost to reserve rooms than previously offered. The new website, unlike any other hotel company’s website, offers a more immersive experience to its visitors through the use of film, lifestyle photography and updated localized content specific to each hotel.
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

Insurance
We bid out our insurance programs to obtain the most competitive coverage and pricing. We believe our programs provide coverage of the insurable risks facing our business that are consistent with or exceed industry standards.
We provide insurance coverage for our Owned Hotels and all of our operated properties, with the exception of The Shore Club and Hard Rock, both discussed below, including all-risk property, terrorism, commercial general liability, umbrella/excess liability, workers’ compensation and employers’ liability, pollution legal liability, blanket crime, and fiduciary liability policies for which we are the named insured. Our property insurance includes coverage for catastrophic perils of flood, earthquake and windstorm at limits exceeding probable maximum loss estimates. These policies also cover the restaurants and bars that operate in our hotels, with the exception of The Shore Club and Hard Rock, both discussed below. Employment practices liability insurance programs are in place for both Owned Hotels and operated properties, with the exception of The Shore Club and Hard Rock, both discussed below, as well as joint venture restaurants and bars.
The Shore Club is covered under our employee related insurance policies only, with all other lines of coverage being provided by the property owner.
Hard Rock has stand alone insurance policies for all lines of coverage, including property, general liability, excess liability, workers compensation and employment practices liability.
Separate insurance programs are in place for the Hard Rock expansion project and Boston Ames and Mondrian SoHo development projects, all of which protect us and our partners from risks associated with the development and construction of new properties.
Directors and officers liability insurance has been in place since our initial public offering in February 2006 at limits and retentions that we believe are consistent with public companies in our industry groups. Coverage includes protection for securities claims.
We believe that the premiums we pay for our insurance policies are reasonable and consistent with those paid by comparable businesses of our size and risk profile. Our insurance policies require annual renewal. Given current trends, our insurance expense may increase in the foreseeable future.
Employees
As of December 31, 2008, we employed approximately 4,000 individuals, approximately 14.3% of whom were represented by labor unions. In addition, our restaurant joint ventures employed approximately 1,300 individuals, approximately 32.9% of whom were represented by labor unions.
Relations with Labor Unions
New York. The terms of employment of our employees that are represented by the New York Hotel and Motel Trades Council, AFL-CIO, or Trades Council, at our New York City hotels are governed by a collective bargaining agreement. The term of the agreement is from July 1, 2006 through June 30, 2012 and generally incorporates by reference the industry-wide agreement between the Hotel Association of New York City, Inc., a multi-employer association composed of New York City hotel operators, and the Trades Council, or the IWA. The agreement governs wages, hours and terms and conditions of employment of employees at these hotels. It provides that there will be no strikes or lockouts during its term, and that all disputes arising under the agreement or concerning the relations of the parties shall be resolved through arbitration before a contract arbitrator — the Office of the Impartial Chairman of the Hotel Industry. The employees of certain of our bars and restaurants in certain New York City hotels are represented by the Trades Council and covered by a collective bargaining agreement which generally incorporates by reference the IWA. By operation of the collective bargaining agreement, the bars and restaurants are considered a joint employer with the hotels. Accordingly, if there is any breach of our labor agreement by the concessionaire, the hotels would be liable for such breach.
San Francisco. The majority of our Clift employees that are represented by labor unions are represented by UNITE/HERE Local 2. We adopted the industry-wide agreement between the union and the San Francisco Hotels Multi-Employer Group, a multi-employer association composed of San Francisco hotel operators, which expires August 14, 2009. The employees at the Asia de Cuba Restaurant in the Clift hotel are members of UNITE/HERE Local 2 and this restaurant joint venture is considered a joint employer with Clift. Accordingly, if there is any breach of our labor agreement by the concessionaire, Clift would be liable for such breach. Labor agreements with the unions representing the remaining Clift employees are either set to expire in 2009 or 2010 or expired in 2008, but are subject to a temporary extension while a new labor agreement is negotiated.

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
Trademarks
Our trademarks include, without limitation, Morgans Hotel Group®, Morgans®, Agua Baby®, Agua Bath House®, Agua Home®, Blue Door®, Blue Door at Delano® (and design), The Florida Room TM (and design), Clift Hotel®, Delano®, Mondrian®, Skybar®, Royalton®, The Royalton®, The Royalton Hotel®, Bar 44® (and design), Brasserie 44® (and design) , Sanderson Hotel®, St Martins® and St Martins Lane Hotel®. The majority of these trademarks are registered in the United States. Several of these trademarks are also registered in the European Community. Our trademarks are very important to the success of our business and we actively enforce, maintain and protect these marks.

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
Copies of SEC filings including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as well as reports on Forms 3, 4, and 5 regarding officers, Directors or 10% beneficial owners of our Company, are available for download, free of charge, as soon as reasonably practicable after these reports are filed or furnished with the SEC, at our website at www.morganshotelgroup.com. Our website also contains copies of the following documents that can be downloaded free of charge:
•	Corporate Governance Guidelines;
•	Business Code of Conduct;
•	Code of Ethics;
•	Charter of the Audit Committee;
•	Charter of the Compensation Committee; and
•	Charter of the Corporate Governance and Nominating Committee.
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
Risks Related to Our Business
The current crisis in the financial markets and contraction of the economy has weakened, and could further weaken, demand for travel, hotels, dining and entertainment, which could have a material adverse effect on our business, results of operations and financial condition.
U.S. and global financial markets have been experiencing extreme disruptions, including, among other things, extreme volatility in securities prices, as well as severely diminished liquidity and credit availability. U.S. and global economies have also contracted significantly in recent months and will likely continue to contract for the foreseeable future, reducing the amounts people spend on travel, hotels, dining and entertainment. Lodging demand weakened significantly during the last quarter of 2008, and we believe it will continue to weaken in 2009 until current economic trends reverse course. If current economic conditions continue or worsen, they could have a material adverse effect on our business, results of operations, and financial condition.
We have incurred substantial losses and have a significant net deficit, and due to the current negative economic environment, may continue to incur losses in the future.
We reported pre-tax net losses of $30.8 million, $29.4 million, $3.0 million, $24.3 million, and $89.5 million for the years ended December 31, 2004, 2005, 2006, 2007 and 2008, respectively. Our net losses primarily reflect losses in equity of unconsolidated joint ventures due to our interest expense and depreciation and amortization charges, which we expect will continue to be significant. Further, stock compensation, a non-cash expense, which we began recognizing in 2006 when we went public, contributes to the net losses recorded during 2006, 2007 and 2008. There can be no assurance that we will attain profitability and generate net income for our stockholders in the near term or at all.
Boutique hotels such as ours may be more susceptible to an economic downturn than other segments of the hospitality industry, which could result in declines in our average daily room rates or occupancy, or both.
The performance of the hospitality industry, and the boutique hotel segment in particular, has traditionally been closely linked with the general economy. In the current economic downturn, boutique hotels such as ours may be more susceptible to a decrease in revenues, as compared to hotels in other segments that have lower room rates, because our hotels generally target business and high-end leisure travelers. In this period of economic difficulties, business and high-end leisure travelers may seek to reduce travel costs by limiting travel, choosing lower cost hotels or otherwise reducing the costs of their trips. These changes could result in further declines in average daily room rates or occupancy, or both. Profitability also may be negatively affected by the relatively high fixed costs of operating hotels such as ours, when compared to other segments of the hospitality industry.
We have substantial debt, and we may incur additional indebtedness, which may negatively affect our business and financial results.
As of December 31, 2008, we had $730.4 million of outstanding consolidated indebtedness, including capital lease obligations. Our share of indebtedness held by our joint venture entities, which is non-recourse to us, with the exception of certain standard carve-out guarantees, was approximately $383.6 million as of December 31, 2008. Our substantial debt may negatively affect our business and operations in several ways, including:
•
requiring us to use a substantial portion of our funds from operations to make required payments on principal and interest, which will reduce funds available for operations and capital expenditures, future business opportunities and other purposes;

•	making us more vulnerable to economic and industry downturns, such as the one we are currently experiencing, and reducing our flexibility in responding to changing business and economic conditions;
•	limiting our ability to borrow more money for operations, capital or to finance development projects or acquisitions in the future; and
•	requiring us to dispose of properties in order to make required payments of interest and principal.

We also will likely incur additional debt in connection with any future acquisitions. However, the tightening of the credit markets may negatively impact our ability to access additional financing. We may, therefore, in some instances, borrow under our revolving credit facility or borrow other funds to acquire properties. In addition, we may incur further mortgage debt by obtaining loans secured by the properties we acquire or our existing portfolio.
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
We anticipate that we will need to refinance our indebtedness from time to time to repay our debt, and our inability to refinance on favorable terms, or at all, could harm our business and operations.
Since we anticipate that our internally generated cash will be inadequate to repay our indebtedness prior to maturity, we expect that we will be required to repay debt from time to time through refinancings of our indebtedness and/or offerings of equity or debt. The amount of our existing indebtedness and the recent tightening of the credit markets may harm our ability to repay our debt through refinancings. If we are unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to sell one or more of our properties on disadvantageous terms, which might result in losses to us. We have mortgages on several of our hotel properties to secure our indebtedness, including $40.0 million on Mondrian Scottsdale which matures on June 1, 2009. To the extent we cannot meet our debt service obligations, we risk losing some or all of those properties to foreclosures. If prevailing interest rates or other factors at the time of any refinancing result in higher interest rates on any refinancing, our interest expense would increase, which could harm our business and operations.
Our revolving credit facility and other debt instruments contain financial and other covenants that may limit our ability to borrow and restrict our operations, and if we fail to comply with such covenants, such failure could result in a default under one or more of our debt instruments.
Our revolving credit facility requires the maintenance of fixed charge coverage ratios and leverage ratios. Our trust preferred securities also require the maintenance of fixed charge coverage ratios. Our ability to borrow under our revolving credit facility is subject to compliance with these financial and other covenants, and our ability to comply with the covenants may be impacted by any deterioration in our operations brought on by the current economic downturn, potential further declines in our property values, and additional borrowings to maintain our liquidity and fund our capital and financing obligations. As of December 31, 2008, we are in compliance with the financial covenants set forth in our revolving credit facility, trust preferred securities and other agreements. However, if our business deteriorates, we may breach one or more of our financial covenants in the future. In the event we breach our financial covenants, we would be in default under the revolving credit facility, the trust preferred securities and/or certain other agreements, which could allow lenders to declare all amounts outstanding under the applicable agreements to become due and payable. Additionally, an acceleration event under one debt instrument could allow for acceleration under other debt instruments with cross-acceleration provisions. If this happens, there would be a material adverse effect on our financial position and results of operations.
The amount available for borrowings under the revolving credit facility is contingent upon the borrowing base, which is calculated by reference to the appraised value and implied debt service coverage value of certain collateral properties securing the revolving credit facility. As of December 31, 2008, the available borrowing base, before $15.3 million of outstanding letters of credit posted against the revolving credit facility, was approximately $68.7 million, with a potential increase to $177.2 million, before such posted letters of credit, at our option by increasing the amount of the borrowing capacity on Delano Miami through a mortgage filing and upon payment of the related additional recording tax. Our ability to borrow under the revolving credit facility and the amount of cash that may need to be retained from such borrowings also depends on our ability to maintain the revolving credit facility’s financial covenants. If current economic conditions continue, however, we expect that this borrowing base will be significantly reduced in the future. As a result, we cannot assure you of the future amount, if any, that will be available under our revolving credit facility.

In addition, both the revolving credit facility and trust preferred securities include limitations on our ability to sell all or substantially all of our assets and engage in mergers, consolidations and certain acquisitions. These covenants may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders.
Some of our other existing indebtedness contain limitations on our ability to incur additional debt on specific properties, as well as financial covenants relating to the performance of those properties. If these covenants restrict us from engaging in activities that we believe would benefit those properties, our growth may be limited. If we fail to comply with these covenants, we will need to obtain consents or waivers from compliance with these covenants, which may take time, cause us to incur additional expenses, or may require us to prepay the debt containing the restrictive covenants.
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
Disruptions in the financial markets could affect our ability to obtain financing for development of our properties and other purposes on reasonable terms.
U.S. and global stock and credit markets are experiencing significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing. Continued uncertainty in the stock and credit markets may prevent or negatively impact our ability to access additional financing or refinancing for development of our properties and other purposes at reasonable terms, which may cause us to suspend, abandon or delay development and other activities and otherwise negatively affect our business or our ability to refinance debt as it comes due. For example, in 2008, our Echelon Las Vegas project was delayed and our Mondrian Chicago project was canceled after the applicable joint ventures were unable to obtain necessary financings. The downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital through the issuance of our common stock or preferred stock.
Boutique hotels are a highly competitive segment of the hospitality industry. If we are unable to compete effectively, our business and operations will be adversely affected by declines in our average daily room rates or occupancy, or both.
We generally compete in the boutique hotel segment of the hospitality industry. We believe that this segment is highly competitive. Competition within the boutique hotel segment is also likely to increase in the future. Competitive factors in the hospitality industry include name recognition, quality of service, convenience of location, quality of the property, pricing and range and quality of food services and amenities offered. Market perception that we no longer provide innovative property concepts and designs would adversely affect our ability to compete effectively. If we are unable to compete effectively, we would lose market share, which could adversely affect our business and operations.
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

Our success depends on the value of our name, image and brands, and if the demand for our hotels and their features decreases or the value of our name, image or brands diminishes, our business and operations would be adversely affected.
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
Our hotels are geographically concentrated in a limited number of cities and, accordingly, we could be disproportionately harmed by an economic downturn in these cities or a disaster, such as a hurricane or earthquake.
The concentration of our hotels in a limited number of cities exposes us to greater risk to local economic, business and other conditions than more geographically diversified hotel companies. Morgans, Royalton and Hudson, located in Manhattan, represented approximately 29.3% of our guest rooms and approximately $144.8 million, or 46.0%, of our combined revenues for the year ended December 31, 2008. Currently, the Manhattan hotel market is experiencing a significant decline related to the global economic downturn. A terrorist attack or similar disaster would also cause a decline in the Manhattan hotel market and adversely affect occupancy rates, the financial performance of our New York hotels and our overall results of operations. In addition, our operations in Las Vegas, including the Hard Rock Hotel & Casino and our possible development of a Delano Las Vegas and Mondrian Las Vegas, and the opening of Mondrian South Beach, our third hotel in Miami, have increased our geographic concentration in Las Vegas and Miami, respectively, making us susceptible to economic slowdowns and other factors in those markets, which could adversely affect our business and results of operations.
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
Our operations in Las Vegas, including the Hard Rock Hotel & Casino and our possible development of a Delano Las Vegas and Mondrian Las Vegas, are subject to intense local competition that could impact our operations and adversely affect our business and results of operations.
Our operations in Las Vegas, including the Hard Rock Hotel & Casino and our possible development of a Delano Las Vegas and Mondrian Las Vegas, compete with other high-quality Las Vegas resorts, including those located on the Las Vegas Strip. We believe such competition is based on certain property-specific factors, including overall atmosphere, range of amenities, price, location, entertainment attractions, theme and size. Many of the competing properties have themes and attractions which draw a significant number of visitors and directly compete with our operations in Las Vegas. Some of these properties are operated by companies that may have greater name recognition and financial and marketing resources than we do and market to the same target demographic group as us. Furthermore, additional hotel casinos containing a significant number of rooms are expected to open in Las Vegas over the next several years, which could significantly increase competition. Currently, the Las Vegas hotel casino market is experiencing a significant decline related to the global economic downturn. There can be no assurance that the Las Vegas market will continue to grow at its historical pace or that hotel casino resorts will continue to be popular. The decline or leveling off of the growth or popularity of such properties would adversely affect our results of operations.
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
The threat of terrorism has caused, and may in the future cause, a significant decrease in hotel occupancy and average daily rate, or ADR, due to disruptions in business and leisure travel patterns and concerns about travel safety. Hotels in major metropolitan areas, such as New York and London that represented approximately 38.9% of our guest rooms for the year ended December 31, 2008, may be adversely affected due to concerns about travel safety and a significant overall decrease in the amount of air travel, particularly transient business travel, which includes the corporate and premium business segments that generally pay the highest average room rates. The possibility of future attacks may hamper business and leisure travel patterns and, accordingly, the performance of our business and our operations.
We are exposed to the risks of a global market, which could hinder our ability to maintain and expand our international operations.
We have properties in the United States and the United Kingdom and may expand to other international markets. The success and profitability of any future international operations are subject to numerous risks and uncertainties, many of which are outside of our control, such as:
•	global economic conditions, such as the current economic downturn;
•	political or economic instability;
•	changes in governmental regulation;
•	trade restrictions;
•	foreign currency controls;
•	difficulties and costs of staffing and managing operations in certain foreign countries;
•	work stoppages or other changes in labor conditions;
•	taxes;
•	payments terms; and
•	seasonal reductions in business activity in some parts of the world.

Furthermore, changes in policies and/or laws of the United States or foreign governments resulting in, among other things, higher taxation, currency conversion limitations or the expropriation of private enterprises could reduce the anticipated benefits of our international operations. Any actions by countries in which we conduct business to reverse policies that encourage foreign trade could adversely affect our business relationships and gross profit. In addition, we may be restricted in moving or repatriating funds attributable to our international properties without the approval of foreign governmental authorities or courts. For example, because of our historical net losses in our United Kingdom operations, funds repatriated from the United Kingdom may be considered a return of capital and may require court approval. These limitations could have a material adverse effect on our business and results of operations.
Establishing operations in any foreign country or region presents risks such as those described above, as well as risks specific to the particular country or region. We may not be able to maintain and expand our international operations successfully, and as a result, our business operations could be adversely affected.
The hotel business is capital intensive and requires capital improvements to remain competitive; the failure to timely fund such capital improvements, the rising cost of such improvements and increasing operating expenses could negatively impact our ability to compete, reduce our cash flow and adversely affect our financial performance.
Our hotel properties have an ongoing need for renovations and other capital improvements to remain competitive, including replacement, from time to time, of furniture, fixtures and equipment. To compete effectively, we will need to make capital expenditures to maintain our innovative property concepts and designs. In addition, we will need to make capital expenditures to comply with applicable laws and regulations. For the year ended December 31, 2008, we spent approximately $62.7 million for capital improvements and renovations to our hotels. If we are not able to fund capital improvements solely from cash provided from our operating activities, we will need to access debt or equity capital, which may not be available, particularly in the current financial markets. If we cannot access debt or equity capital, we may need to postpone or cancel such capital improvements, which could harm our ability to remain competitive.
In addition, renovations and other capital improvements to our hotels may be expensive and may require us to close all or a portion of the hotels to customers during such renovations, affecting occupancy and average daily rate. These capital improvements may give rise to the following additional risks, among others:
•	construction cost overruns and delays;
•	exposure under completion and related guarantees;
•	uncertainties as to market demand or a loss of market demand after capital improvements have begun;
•	disruption in service and room availability causing reduced demand, occupancy and rates; and
•	possible environmental problems.
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
The costs associated with owning and operating hotels are significant, some of which may not be altered in a timely manner in response to changes in demand for services; failure to adjust our expenses may adversely affect our business and operations. For example, pursuant to the terms of our agreements with the labor unions for our New York City and San Francisco hotels, we may not unilaterally reduce the wages of the employees subject to these agreements, and are restricted in the manner in which we may layoff and/or alter the schedule of employees.
Property taxes and insurance costs are a significant part of our operating expenses. In recent years, our real property taxes have increased and we expect those increases to continue. Our real property taxes may increase as property tax rates change and as the values of properties are assessed and reassessed by taxing authorities. In addition, our real property tax rates will increase as property tax abatements expire. For example, the property tax abatement applicable to Hudson began phasing out over a five-year period beginning in 2008. Our real estate taxes do not depend on our revenues, and generally we could not reduce them other than by disposing of our real estate assets.

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
In the future, our properties may be subject to increases in real estate and other tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses, as well as reductions in our revenues due to the current global economic downturn, which could reduce our cash flow and adversely affect our financial performance. Although we have instituted measures to actively manage costs by implementing certain cost-cutting contingency plans at each of our properties and cost reduction plans at our corporate office, we may not be successful in managing such cost reductions effectively to mitigate reductions in revenues without significantly impacting the customer experience. If our revenue continues to decline, as it has during recent months, and we are unable to reduce our expenses in a timely manner, our results of operations could be adversely affected.
Our strategy to acquire and develop or redevelop hotels creates timing, financing, operational and other risks that may adversely affect our business and operations.
We intend to acquire and develop, or redevelop through expansion, hotel properties as suitable opportunities arise. Acquisitions, development or redevelopment projects of hotel properties require significant capital expenditures, especially since these properties usually generate little or no cash flow until the project’s completion. We generally are not able to fund acquisitions and development or redevelopment projects solely from cash provided from our operating activities. Consequently, we rely upon the availability of debt or equity capital to fund hotel acquisitions and development or redevelopment. For example, we are currently developing a property in Boston — Boston Ames — and in New York — Mondrian SoHo — and redeveloping and expanding another property in Las Vegas. Additionally, we have other potential development opportunities, which have not yet been financed, including Las Vegas — Delano Las Vegas and Mondrian Las Vegas — and in South Beach — Gale — along with the possible conversion of some unused space at Hudson. Given the current state of the credit markets, however, we or the joint ventures may not be able to obtain adequate project financing in a timely manner or at all. If adequate project financing is not obtained, we or the joint ventures may seek additional investors to raise capital, limit the scope of the project, defer the project or cancel the project altogether. Our inability to complete a project or complete a project on time or within budget may adversely affect our operating results and financial performance.
Neither our charter nor our bylaws limits the amount of debt that we can incur. However, given the current economic environment, no assurances can be made that we will be able to obtain additional equity or debt financing or that we will be able to obtain such financing on favorable terms.
We may not be able to successfully compete for additional hotel properties.
We may not be successful in identifying or completing hotel projects that are consistent with our strategy. We compete with hotel operating companies, institutional pension funds, private equity investors, real estate investment trusts, owner-operators of hotels and others who are engaged in hotel operating or real estate investment activities for the operation, development, or acquisition of hotels. In addition, competition for suitable hotel management or development projects or investment properties is intense and may increase in the future. Some competitors may have substantially greater financial resources than we do, and as such, will be able to accept more risk than we can prudently manage. These competitors may limit the number of suitable hotel management or development projects or investment opportunities for us by driving up the price we must pay for such projects or opportunities. In addition, our potential hotel management or development projects or acquisition targets may find our competitors to be more attractive suitors because they may have greater resources, be willing to pay more, have a more compatible operating philosophy, or better relationships with hotel franchisors, sellers or lenders.
Even if we are able to successfully identify and acquire other hotel management or development projects or acquisitions, they may not yield the returns we expect and, if financed using our equity capital, may be dilutive. We also may incur significant costs and divert management attention in connection with evaluating and negotiating potential hotel management or development projects or acquisitions, including ones that we are subsequently unable to complete. We may underestimate the costs necessary to bring a hotel management agreement or development project or acquired property up to the standards established for its intended market position or the costs to integrate it with our existing operations. Significant costs of hotel management or development projects of acquisitions could materially impact our operating results, including costs of uncompleted hotel management or development projects or acquisitions as they would generally be expensed in the time period during which they are incurred.

Integration of new hotels may be difficult and may adversely affect our business and operations.
The success of any hotel management or development project or acquisition will depend, in part, on our ability to realize the anticipated benefits from integrating new hotels with our existing operations. For instance, we may manage, develop or acquire new hotels in geographic areas in which our management may have little or no operating experience and in which potential customers may not be familiar with our existing hotels, name, image or brands. These hotels may attract fewer customers than our existing hotels, while at the same time, we may incur substantial additional costs with these new hotel properties. As a result, the results of operations at new hotel properties may be inferior to those of our existing hotels. Until recently, none of our individual hotel brands were used for more than one hotel. Extension of our brands may jeopardize what we believe are the distinct reputations of our existing properties. Unanticipated expenses and insufficient demand at a new hotel property, therefore, could adversely affect our business. Our success in realizing anticipated benefits and the timing of this realization depend upon the successful integration of the operations of the new hotel. This integration is a complex, costly and time-consuming process. The difficulties of combining new hotel properties with our existing operations include, among others:
•	coordinating sales, distribution and marketing functions;
•	integrating information systems;
•	preserving the important licensing, distribution, marketing, customer, labor, and other relationships of a new hotel;
•	costs relating to the opening, operation and promotion of new hotel properties that are substantially greater than those incurred in other geographic areas; and
•	converting hotels to our brand.
We may not accomplish the integration of new hotels smoothly or successfully. The diversion of the attention of our management from our existing operations to integration efforts and any difficulties encountered in combining operations could prevent us from realizing the anticipated benefits from the addition of the new hotel and could adversely affect our business and operations.
The use of joint ventures or other entities, over which we may not have full control, for hotel development projects or acquisitions could prevent us from achieving our objectives.
We have in the past and may in the future acquire, develop or redevelop hotel properties through joint ventures with third parties, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, joint venture or other entity. For example, we currently are party to a joint venture to develop a hotel in Boston and expand our Mondrian brand in New York’s SoHo neighborhood. We also own our St Martins Lane and Sanderson hotels in London through a 50/50 joint venture and the Hard Rock through a 20.1% interest in a joint venture.
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
As part of our growth strategy, we may seek to leverage awareness of our hotel brands by acquiring, developing and/or managing non-hotel properties, such as condominium developments and other residential projects, including condominiums or apartments. We may invest in these opportunities solely or with joint venture partners. For example, in August 2006, together with a 50/50 joint venture partner, we acquired an apartment building in the South Beach area of Miami, Florida, which we renovated and converted into a hotel and condominium project and re-branded as Mondrian South Beach. This strategy, however, may expose us to additional risks, including the following:
•
we may be unable to obtain, or face delays in obtaining, necessary zoning, land-use, building, occupancy, and other required governmental permits and authorizations, which could result in increased development or re-development costs and/or lower than expected sales;

•
the downturn in market conditions for residences, which has partially been the result of the reduction in credit availability and the worsening of pricing terms, may affect our ability to sell residential units at a profit or at the price levels originally anticipated;

•	local residential real estate market conditions, such as the current oversupply and reduction in demand, may result in reduced or fluctuating sales;
•	cost overruns, including development or re-development costs that exceed our original estimates, could make completion of the project uneconomical;
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
We depend on our senior management for the future success of our business, and the loss of one or more of our key personnel could have an adverse effect on our ability to manage our business and implement our growth strategies, or could be negatively perceived in the capital markets.
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
The restaurants in Morgans, Hudson, Delano Miami, Mondrian Los Angeles, Clift, Mondrian South Beach, Sanderson and St Martins Lane as well as the bars in Delano Miami, Sanderson and St Martins Lane are owned and managed through several joint venture operations with restaurateur Jeffrey Chodorow pursuant to a master agreement between our subsidiaries and Chodorow Ventures LLC. Our restaurant in Mondrian Scottsdale is owned by us and operated under license and management agreements with an entity related to Chodorow Ventures LLC. If any of the risks outlined below materialize, our results of operations may be adversely affected. The joint ventures involve risks not otherwise present in our business, including:
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
We are party to numerous contracts and operating agreements, many of which are integral to our business operations. Certain of those contracts and operating agreements, including our joint venture agreements, generally require that we obtain the consent of the other party or parties before taking certain actions and/or contain restrictive covenants that could affect the manner in which we conduct our business. Our failure to comply with restrictive covenants or failure to obtain consents could provide the beneficiaries of those covenants or consents with the right to terminate the relevant contract or operating agreement or seek damages against us. If those claims relate to agreements that are integral to our operations, any termination could have a material adverse effect on our results of operations or financial condition.
Risks Related to the Hospitality Industry
A number of factors, many of which are common to the lodging industry and beyond our control, could affect our business, including those described elsewhere in this section as well as the following:
•	increased competition from new supply or existing hotel properties in our markets, which would likely adversely affect occupancy and revenues at our hotels;

•	dependence on business, commercial and leisure travelers and tourism;

•	dependence on group and meeting/conference business;

•	increases in energy costs, airline strikes or other factors that may affect travel patterns and reduce the number of business and commercial travelers and tourists;

•	changes in laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances; and

•	risks generally associated with the ownership of hotel properties and real estate.
These factors could have an adverse effect on our financial condition and results of operations.
Seasonal variations in revenue at our hotels can be expected to cause quarterly fluctuations in our revenues.
The hospitality industry is seasonal in nature. This seasonality can be expected to cause quarterly fluctuations in our revenues. Our revenue is generally highest in the second and fourth quarters. Our quarterly earnings may also be adversely affected by factors outside our control, including weather conditions and poor economic conditions, such as the current economic downturn. As a result, we may have to enter into short-term borrowings in certain quarters in order to offset these fluctuations in revenues.

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
In addition, as a result of our acquisition of the Hard Rock Hotel & Casino, the casino operations at that property are subject to gaming industry regulations. The gaming industry is highly regulated, and the casino must maintain its licenses and pay gaming taxes to continue operations. The casino is subject to extensive regulation under the laws, rules and regulations of the jurisdiction in which it operates. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, and persons with financial interests in the gaming operations. Violations of laws could result in, among other things, disciplinary action.
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
We rely heavily on our employees providing high-quality personal service at our hotels and any labor dispute or stoppage caused by poor relations with a labor union or the hotels’ employees could adversely affect our ability to provide those services, which could reduce occupancy and room revenue, tarnish our reputation and hurt our results of operations. Most of our employees who work at Morgans, Royalton, Hudson and Clift are members of local labor unions. Our relationship with our employees or the union could deteriorate due to disputes relating to, among other things, wage or benefit levels or management responses to various economic and industry conditions. The collective bargaining agreement governing the terms of employment for employees working in our New York City hotels will not expire until June 30, 2012. The collective bargaining agreements with the unions representing the Clift employees are either set to expire in 2009 or 2010 or expired in 2008, but are subject to temporary extensions while new labor agreements are negotiated.
Risks Related to Our Organization and Corporate Structure
Morgans Hotel Group Co. is a holding company with no operations.
Morgans Hotel Group Co. is a holding company and we conduct all of our operations through our subsidiaries. We do not have, apart from our ownership of Morgans Group and a non-equity voting interest in Hard Rock Hotel Holdings, LLC, any independent operations. As a result and although we have no current plan to do so, we would rely on dividends and other payments or distributions from Morgans Group and our other subsidiaries to pay dividends on our common stock. We also rely on dividends and other payments or distributions from Morgans Group and our other subsidiaries to meet our debt service and other obligations, including our obligations in respect of the trust preferred notes. The ability of Morgans Group and our other subsidiaries to pay dividends or make other payments or distributions to us will depend on Morgans Group’s operating results.
In addition, because Morgans Hotel Group Co. is a holding company, claims of our stockholders will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our subsidiaries will be able to satisfy the claims of our stockholders only after all of our and our subsidiaries’ liabilities and obligations have been paid in full.
Substantially all of our businesses are held through our direct subsidiary, Morgans Group. Other than with respect to 954,065 membership units held by affiliates of NorthStar and LTIP units convertible into membership units issued as part of our employee compensation plans, we own all of the outstanding membership units of Morgans Group. We may, in connection with acquisitions or otherwise, issue additional membership units of Morgans Group in the future. Such issuances would reduce our ownership of Morgans Group. Because our stockholders do not directly own Morgans Group units, they do not have any voting rights with respect to any such issuances or other corporate level activities of Morgans Group.
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

We are also afforded the protections of Section 203 of the Delaware General Corporation Law, which prevents us from engaging in a business combination with a person who becomes a 15% or greater stockholder for a period of three years from the date such person acquires such status unless certain Board of Directors or stockholder approvals are obtained. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock.
In addition, our Board of Directors adopted a stockholder rights plan which may deter certain takeover tactics. See “Item 1 — 2008 Transactions and Developments — Stockholder Protection Rights Agreement.”
We may experience conflicts of interest with certain of our directors and officers and significant stockholders as a result of their tax positions.
Mr. Hamamoto, our Chairman of the Board, and Mr. Marc Gordon, our Chief Investment Officer and Executive Vice President of Capital Markets and a member of the Board, may suffer adverse tax consequences upon our sale of certain properties and may therefore have different objectives regarding the appropriate pricing and timing of a particular property’s sale. Messrs. Hamamoto and Gordon may therefore influence us to not sell certain properties, even if such sale might be financially advantageous to our stockholders, or to enter into tax deferred exchanges with the proceeds of such sales when such a reinvestment might not otherwise be in our best interest, as they may wish to avoid realization of their share of the built-in gains in those properties.
In addition, at the completion of our IPO, an affiliate of NorthStar guaranteed approximately $225.0 million of the indebtedness of subsidiaries of Morgans Group and Messrs. Hamamoto and Gordon agreed to reimburse this guarantor for up to $98.3 million and $7.0 million of its guarantee obligation, respectively. These guarantees and reimbursement undertakings were provided so that Messrs. Hamamoto and Gordon did not realize taxable capital gains in connection with the formation and structuring transactions undertaken in connection with our IPO in the amount that each has agreed to reimburse. If our current debt were to be repaid, restructured or refinanced, Messrs. Hamamoto and Gordon would be adversely affected unless similar reimbursement or guarantees were put in place with respect to the new or existing debt of the Morgans Group subsidiaries.
Our basis in the hotels contributed to us is generally substantially less than their fair market value which will decrease the amount of our depreciation deductions and increase the amount of recognized gain upon sale.
Some of the hotels which were part of our formation and structuring transactions were contributed to us in tax-free transactions. Accordingly, our basis in the assets contributed was not adjusted in connection with our IPO and is generally substantially less than the fair market value of the contributed hotels as of the date of our IPO. We also intend to generally use the “traditional” method for making allocations under Section 704(c) of the Internal Revenue Code of 1986, as amended, as opposed to the “curative” or “remedial” method for making such allocations. Consequently, (i) our depreciation deductions with respect to our hotels will likely be substantially less than the depreciation deductions that would have been available to us had our tax basis been equal to the fair market value of the hotels as of the date of our IPO, (ii) we may recognize gain upon the sale of an asset that is attributable to appreciation in the value of the asset that accrued prior to the date of our IPO, and (iii) we may utilize available net operating losses against the potential gain from the sale of an asset.
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

Changes in market conditions or sales of our common stock could adversely affect the market price of our common stock.
The market price of our common stock depends on various financial and market conditions, which may change from time to time and which are outside of our control. Recently, U.S. and global financial markets have been experiencing extreme disruption, including extreme volatility in securities prices, which has adversely affected the price of our common stock.
Sales of a substantial number of additional shares of our common stock, or the perception that such sales could occur, also could adversely affect prevailing market prices for our common stock. In addition to the possibility that we may sell shares of our common stock in a public offering at any time, we also may issue shares of common stock in connection with grants of restricted stock or long term incentive plan units or upon exercise of stock options that we grant to our Directors, officers and employees. All of these shares will be available for sale in the public markets from time to time. As of December 31, 2008, there were:
•
2,082,943 shares of our common stock issuable upon exercise of outstanding options, of which options to purchase 1,189,294 shares were exercisable, at a weighted average exercise price of $19.65 per share. The stock price at December 31, 2008 was $4.66;

•	39,593 restricted stock units and 833,954 LTIP units outstanding exercisable for a total of 873,547 shares of our common stock;
•	833,835 restricted stock units and 726,834 LTIP units outstanding and subject to vesting requirements for a total of 1,560,669 shares of our common stock;
•	1,628,857 shares of our common stock available for future grants under our equity incentive plans; and
•
7,858,755 shares of common stock issuable upon conversion of the 2.375% Senior Subordinated Convertible Notes due 2014 at a conversion rate corresponding to the maximum conversion rate of 45.5580 shares per $1,000 principal amount of the Convertible Notes.

Most of the outstanding shares of our common stock are eligible for resale in the public market and certain holders of our shares have the right to require us to file a registration statement for purposes of registering their shares for resale. A significant portion of these shares is held by a small number of stockholders. If our stockholders sell substantial amounts of our common stock, the market price of our common stock could decline, which may make it more difficult for us to sell equity or equity related securities in the future at a time and price that we deem appropriate. We are unable to predict the effect that sales of our common stock may have on the prevailing market price of our common stock.
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
The effect, if any, of any of these transactions and activities on the market price of our common stock will depend in part on current market conditions and therefore cannot be ascertained at this time. However, any of these activities could adversely affect the trading price of our common stock.
Our stock price has been and continues to be volatile.
Our stock price has been extremely volatile recently, especially given current market conditions, and may continue to fluctuate as a result of various factors, such as:
•	general industry and economic conditions, such as the current downturn in the global markets;
•	general stock market volatility unrelated to our operating performance;
•	announcements relating to significant corporate transactions;
•	fluctuations in our quarterly and annual financial results;
•	operating and stock price performance of companies that investors deem comparable to us;
•	changes in government regulation or proposals relating thereto; and
•	sales or the expectation of sales of a substantial number of shares of our common stock in the public market.
The stock markets have, in recent months, experienced extreme price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stock is traded. Market volatility, as well as the global economic downturn, have adversely affected, and will likely continue to adversely affect for the foreseeable future, the market price of our common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our Hotel Properties
Set forth below is a summary of certain information related to our hotel properties as of December 31, 2008:

						Twelve Months
		Year	Interest	Number		Ended December 31, 2008					Restaurants
Hotel	City	Opened	Owned	of Rooms		ADR(1)		Occupancy(2)	RevPAR(3)		and Bars(4)
Morgans (8)	New York	1984	100%	114		$351		81.1%	$285		Asia de Cuba Morgans Bar
Royalton	New York	1988	100%	168		390		88.0%	343		Brasserie 44 Lobby Lounge Bar 44
Hudson	New York	2000	(5)	807	(5)	283		90.7%	257		Hudson Cafeteria Hudson Bar Private Park Library Bar Sky Terrace
Delano Miami	Miami	1995	100%	194		540		79.3%	428		Blue Door Blue Sea Rose Bar Pool Bar The Florida Room
Mondrian Los Angeles	Los Angeles	1996	100%	237		348		52.0%	181		Asia de Cuba Skybar ADCB
Clift	San Francisco	2001	(6)	366		254		74.8%	190		Asia de Cuba Redwood Room Living Room
Mondrian Scottsdale	Scottsdale	2006	100%	189		194		50.8%	99		Asia de Cuba Skybar Red Bar
St Martins Lane	London	1999	50%	204		420	(7)	75.0%	315	(7)	Asia de Cuba Light Bar Rum Bar Bungalow 8
Sanderson	London	2000	50%	150		483	(7)	74.1%	358	(7)	Suka Long Bar Purple Bar
Shore Club	Miami	2001	7%	309		388		64.2%	249		Nobu Ago Skybar Redroom Rumbar Sandbar
Hard Rock Hotel & Casino	Las Vegas	2007	20.1%	646		186		91.7%	171		Nobu Ago AJs Steakhouse Pink Taco Center Bar Beach Bar
Mondrian South Beach (9)	Miami	2008	50%	328		289		55.0%	159		Asia de Cuba

Total/Weighted Average				3,712		$308		76.9%	$234

(1)	Average daily rate, or ADR.

(2)	Average daily occupancy.

(3)
Revenue per available room, or RevPAR, is the product of ADR and average daily occupancy. RevPAR does not include food and beverage revenues or other hotel operations revenues such as telephone, parking and other guest services.

(4)
We operate the restaurants in Morgans, Hudson, Delano Miami, Mondrian Los Angeles, Clift, Sanderson and St Martins Lane as well as the bars in Delano Miami, Sanderson and St Martins Lane through a joint venture arrangement with Chodorow Ventures LLC in which we own a 50% ownership interest. We own the restaurants at Mondrian Scottsdale and Mondrian South Beach and an affiliate of Chodorow Ventures LLC operates the restaurant through license and management agreements.

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

(7)
The currency translation is based on an exchange rate of 1 British pound = 1.86 U.S. dollars, which is an average monthly exchange rate provided by www.oanda.com for the last twelve months ending December 31, 2008.

(8)	Morgans was closed for a portion of the year for renovation and all selected operating data presented is for the months the hotel was open.

(9)	Mondrian South Beach opened in December 2008 and all selected operating data presented is for the month the hotel was open.
At December 31, 2008, we owned or partially owned and managed a portfolio of twelve luxury hotel properties primarily in gateway cities and select resort markets in the United States and Europe. We believe each of our hotels are positioned in its respective market as a gathering place or destination hotel offering outstanding personalized service with renowned restaurants and bars.
Individual Property Information
We believe each of our hotel properties reflects the strength of our operating platform and our ability to create branded destination hotels. The tables below reflect the results of operations of our individual properties before any third-party ownership interests in the hotels or restaurants.
Morgans
Overview
Opened in 1984, Morgans was the first Morgans Group hotel. It was named after the nearby Morgan Library located on Madison Avenue on the site of the former home of J. Pierpont Morgan. Initially conceived by French designer Andrée Putman, and renovated in 2008, Morgans remains a modern classic. The renovation, completed in September 2008 after closing the hotel for over three months, included upgrades to the hotel’s furniture, fixtures and equipment, certain technology upgrades and an upgrade to the lobby. Morgans has 114 rooms, including 30 suites, and is situated in midtown Manhattan’s fashionable East Side, offering guests a residential neighborhood within midtown Manhattan and walking distance of the midtown business district, Fifth Avenue shopping and Times Square. Morgans features Asia de Cuba restaurant, Living Room, and the Penthouse, a duplex that is also used for special functions.
Property highlights include:

Location	• 237 Madison Avenue, New York, New York

Guest Rooms	• 114, including 30 suites

Food and Beverage	• Asia de Cuba Restaurant with seating for 210

Meetings Space	• Multi-service meeting facility consisting of one suite with capacity for 100

Other Amenities	• Living Room — a guest lounge that includes a television, computer, magazines and books in one of the suites

• 24-hour concierge service

We own a fee simple interest in Morgans.
Selected Financial and Operating Information
The following table shows selected financial and operating information for Morgans:

	Year Ended December 31,
	2008	2007	2006	2005	2004
Selected Operating Information:
Occupancy	81.1%	86.4%	85.0%	83.4%	82.0%
ADR	$351	$342	$312	$295	$254
RevPAR	$285	$296	$265	$246	$208
Selected Financial Information (in thousands):
Room Revenue (1)	$8,813	$12,190	$10,931	$10,161	$8,605
Total Revenue (1)	19,109	24,124	22,219	21,805	20,107
Depreciation (1)	1,481	1,201	1,354	1,485	1,909
Operating Income (1)	2,010	5,671	4,851	4,398	3,122

(1)	Morgans was closed for renovation for over three months during 2008.
Royalton
Overview
Opened in 1988, Royalton is located in the heart of midtown Manhattan, steps away from Times Square, Fifth Avenue shopping and the Broadway Theater District. Royalton was renovated during 2007 and has 168 rooms and suites, 37 of which feature working fireplaces. Recently redesigned by noted New York-based design firm Roman & Williams, the hotel is widely regarded for its distinctive lobby which spans a full city block. Royalton features a new restaurant and bar, Brasserie 44 and Bar 44, both updated by acclaimed restaurateur John McDonald, and three unique penthouses with terraces offering views of midtown Manhattan.
Property highlights include:

Location	• 44 West 44th Street, New York, New York

Guest Rooms	• 168, including 27 suites

Food and Beverage	• Brasserie 44 Restaurant with seating for 100

• Bar 44 with capacity for 100

• Lobby Lounge with capacity for 98

Meetings Space	• Multi-service meeting facilities consisting of three suites with total capacity for 150

Other Amenities	• 37 working fireplaces and five foot round tubs in 41 guest rooms

• 24-hour concierge service
We own a fee simple interest in Royalton.
Selected Financial and Operating Information
The following table shows selected financial and operating information for Royalton:

	Year Ended December 31,
	2008	2007	2006	2005	2004
Selected Operating Information:
Occupancy	88.0%	84.7%	87.4%	86.2%	82.3%
ADR	$390	$384	$339	$316	$280
RevPAR	$343	$326	$297	$272	$230
Selected Financial Information (in thousands):
Room Revenue(1)	$21,090	$13,840	$18,307	$16,793	$14,149
Total Revenue(1)	27,891	18,290	24,211	22,239	19,641
Depreciation(1)	4,095	2,328	1,813	2,097	1,968
Operating Income(1)	2,464	1,383	5,726	4,595	2,636

(1)	Royalton was closed for renovation for four months during 2007.

Hudson
Overview
Opened in 2000, Hudson is our largest New York City hotel, with 807 guest rooms and suites, including two ultra-luxurious accommodations — a 3,355 square foot penthouse with a landscaped terrace and an apartment with a 2,500 square foot tented terrace. Hudson occupies the former clubhouse of the American Women’s Association, which was originally constructed in 1929 by J.P. Morgan’s daughter. The hotel, which is only a few blocks away from Columbus Circle, Time Warner Center and Central Park, was designed by Philippe Starck to offer guests affordable luxury and style. Hudson’s notable design includes a 40-foot high ivy-covered lobby and a lobby ceiling fresco by renowned artist Francesco Clemente. The hotel’s food and beverage offerings include Private Park, a restaurant and bar in the indoor/outdoor lobby garden, Hudson Cafeteria restaurant, Hudson Bar and the Library Bar and Sky Terrace, a private landscaped terrace on the 15th floor.
Property highlights include:

Location	• 356 West 58th Street, New York, New York

Guest Rooms	• 807, including 43 suites

Food and Beverage	• Hudson Cafeteria restaurant with seating for 200

• Hudson Bar with capacity for 334

• Library Bar with capacity for 170

Meeting Space	• Multi-service meeting facilities, consisting of three executive board rooms, two suites and other facilities, with total capacity for 1,260

Other Amenities	• 24-hour concierge service and business center

• Indoor/outdoor private park

• Library with antique billiard tables and books

• Sky Terrace, a private landscaped terrace and solarium

• Fitness center
We are currently exploring alternatives for an expansion project at Hudson, including the possibility of building out approximately 27,000 square feet of the basement to be used as event and meeting space. Additionally, we have the ability to develop approximately 30 guest rooms from rooms that were formerly single-room occupancy units (“SROs”) which we are planning on pursuing once the current economic conditions improve.
We own 100% of Hudson, which is part of a property that is structured as a condominium, in which Hudson constitutes 96% of the square footage of the entire building. Hudson has a total of 920 rooms, including 115 SROs, of which 31 are vacant. SROs are single room dwelling units. Each SRO is for occupancy by a single eligible individual. The unit need not, but may, contain food preparation or sanitary facilities, or both. SROs remain from the prior ownership of the building and we are by statute required to maintain these long-term tenants, unless we get their consent to terminate the lease, as long as they pay us their rent. Over time, we intend to develop new guest rooms from rooms that were formerly SRO units. The hotel is subject to mortgage indebtedness.
We own a fee simple interest in Hudson. The hotel is subject to mortgage indebtedness as more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Selected Financial and Operating Information
The following table shows selected financial and operating information for Hudson:

	Year Ended December 31,
	2008	2007	2006	2005	2004
Selected Operating Information:
Occupancy	90.7%	91.8%	87.6%	85.3%	80.0%
ADR	$283	$284	$265	$247	$211
RevPAR	$257	$261	$232	$211	$168
Selected Financial Information (in thousands):
Room Revenue	$75,722	$76,610	$68,106	$61,673	$49,431
Total Revenue	97,789	101,271	88,083	80,893	65,312
Depreciation	6,399	6,275	5,092	9,415	10,185
Operating Income	32,885	36,800	33,807	24,756	14,644

Delano Miami
Overview
Opened in 1995, Delano Miami has 194 guest rooms, suites and lofts and is located in the heart of Miami Beach’s fashionable South Beach Art Deco district. Room renovations began in 2006, including technology upgrades and upgrading of suites and bungalows, and was completed in October 2007. Formerly a 1947 landmark hotel, Delano Miami is noted for its simple white Art Deco décor. The hotel features an “indoor/outdoor” lobby, the Water Salon and Orchard (which is Delano Miami’s landscaped orchard and 100-foot long pool) and beach facilities. The hotel’s accommodations also include eight poolside bungalows and a penthouse and apartment. Delano Miami’s restaurant and bar offerings include Blue Door and Blue Sea restaurants, a poolside bistro, the Rose Bar and a new lounge, The Florida Room, designed by Kravitz Design, which opened in December 2007. The hotel also features Agua Spa, a full-service spa facility, renovated and expanded in late 2007.
Property highlights include:

Location	• 1685 Collins Avenue, Miami Beach, Florida

Guest Rooms	• 194, including a penthouse, apartment, nine suites, three lofts and eight poolside bungalows and nine cabanas

Food and Beverage	• Blue Door Restaurant with seating for 210

• Blue Sea Restaurant with seating for 18

• Rose Bar and lobby lounge with capacity for 334

• Pool Bar with capacity for 40

• The Florida Room lounge with capacity for 210

Meeting Space	• Multi-service meeting facilities, consisting of one executive boardroom and other facilities, with total capacity for 24

Other Amenities	• Swimming pool and water salon

• Agua Spa and solarium

• Billiards area

• 24-hour concierge service
We own a fee simple interest in Delano Miami.
Selected Financial and Operating Information
The following table shows selected financial and operating information for Delano Miami:

	Year Ended December 31,
	2008	2007	2006	2005	2004
Selected Operating Information:
Occupancy	79.3%	73.0%	67.1%	72.1%	66.2%
ADR	$540	$557	$505	$474	$473
RevPAR	$428	$407	$338	$342	$313
Selected Financial Information (in thousands):
Room Revenue	$30,417	$28,923	$23,961	$24,276	$22,362
Total Revenue	62,115	56,603	50,433	49,685	46,121
Depreciation	5,776	3,858	2,203	3,272	3,288
Operating Income	18,917	17,852	16,100	15,877	14,683

Mondrian Los Angeles
Overview
Acquired in 1996 and renovated in 2008, Mondrian Los Angeles has 237 guest rooms, studios and suites. The renovation, which was completed in October 2008 and designed by international designer Benjamin Noriega-Ortiz, included lobby renovations, room renovations, including the replacement of bathrooms, and technology upgrades. The hotel is located on Sunset Boulevard in close proximity to Beverly Hills, Hollywood and the downtown Los Angeles business district. Mondrian Los Angeles’ accommodations also feature a two bedroom, 2,025 square foot penthouse and an apartment, each of which has an expansive terrace affording city-wide views. The hotel features Asia de Cuba and ADCB restaurants, Skybar, and Outdoor Living Room and Agua Spa.
Property highlights include:

Location	• 8440 West Sunset Boulevard, Los Angeles, California

Guest Rooms	• 237, including 183 suites

Food and Beverage	• Asia de Cuba Restaurant with seating for 225

• ADCB lounge with seating for 32

• Skybar with capacity for 491

Meeting Space	• Multi-service meeting facilities, consisting of two executive boardrooms and one suite, with total capacity for 165

Other Amenities	• Indoor/outdoor lobby

• Agua Spa

• Heated swimming pool

• Outdoor living room

• 24-hour concierge service

• Full service business center

• 24-hour fitness center
We own a fee simple interest in Mondrian Los Angeles. The hotel is subject to mortgage indebtedness as more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Selected Financial and Operating Information
The following table shows selected financial and operating information for Mondrian Los Angeles:

	Year Ended December 31,
	2008	2007	2006	2005	2004
Selected Operating Information:
Occupancy	52.0%	76.5%	79.1%	79.5%	75.3%
ADR	$348	$327	$315	$301	$278
RevPAR	$181	$250	$249	$239	$209
Selected Financial Information (in thousands):
Room Revenue (1)	$15,715	$21,623	$21,579	$20,674	$18,153
Total Revenue (1)	33,408	44,443	43,978	43,494	37,112
Depreciation (1)	3,373	2,182	1,727	2,238	2,116
Operating Income (1)	4,920	14,429	15,873	14,925	12,502

(1)	Mondrian Los Angeles was under renovation for the majority of 2008.

Clift
Overview
Acquired in 1999 and reopened after an extensive renovation in 2001, Clift has 366 guestrooms and suites designed by Philippe Starck. Built in 1915, Clift is located in the heart of San Francisco’s Union Square district, within walking distance of San Francisco’s central retail, dining, cultural and business activities. The hotel features Asia de Cuba Restaurant; the Redwood Room Bar, a paneled San Francisco landmark; and the Living Room, which is available for private events.
Property highlights include:

Location	• 495 Geary Street, San Francisco, California

Guest Rooms	• 366, including 25 suites

Food and Beverage	• Asia de Cuba restaurant with seating for 139

• Redwood Room bar with capacity for 124

• Living Room with capacity for 46

Meeting Space	• Multi-service meeting facilities, consisting of two executive boardrooms, one suite and other facilities, with total capacity for 403

Other Amenities	• 24-hour concierge service

• 24-hour business center

• 24-hour fitness center
We operate Clift under a 99-year lease.
Selected Financial and Operating Information
The following table shows selected financial and operating information for Clift:

	Year Ended December 31,
	2008	2007	2006	2005	2004
Selected Operating Information:
Occupancy	74.8%	74.3%	70.6%	68.7%	66.5%
ADR	$254	$259	$239	$221	$211
RevPAR	$190	$192	$169	$152	$141
Selected Financial Information (in thousands):
Room Revenue	$25,297	$25,497	$22,370	$20,098	$18,666
Total Revenue	42,066	43,337	38,686	35,565	34,139
Depreciation	2,602	2,372	5,487	7,245	7,200
Operating income (loss)	5,041	4,383	(12)	(2,616)	(2,669)
Mondrian Scottsdale
Overview
Acquired in 2006, Mondrian Scottsdale has 189 guestrooms, including 15 suites and two apartments. Mondrian Scottsdale is located in the heart of Old Town Scottsdale overlooking the Scottsdale Mall gardens. Ground floor rooms have patio terraces and the upper floors have private balconies. Two swimming pools, a 24-hour gym, state-of-the-art technology and business facilities, and Morgans Hotel Group’s signature spa, Agua, highlight the impressive list of amenities. During 2006, the hotel underwent a complete renovation of all guest rooms, common areas, bars and restaurant space. The newly renovated hotel was designed by international designer Benjamin Noriega-Ortiz, who drew his inspiration from the Garden of Eden. Completed in January 2007, the hotel features an Asia de Cuba Restaurant, Skybar and the Red Bar.

Property highlights include:

Location	• 7353 East Indian School Road, Scottsdale, Arizona

Guest Rooms	• 189, including 15 suites and 2 apartments

Food and Beverage	• Asia de Cuba restaurant with seating, both indoors and outdoors, for 190

• Skybar with capacity for 250

• Red Bar with capacity for 125

Meeting Space	• Multi-service meeting facilities, consisting of eight function rooms and a private reception area, with total capacity for 500

Other Amenities	• Agua Spa

• Two swimming pools

• 24-hour business center

• 24-hour fitness center
We own a fee simple interest in Mondrian Scottsdale. The hotel is subject to mortgage indebtedness as more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Selected Financial and Operating Information
The following table shows selected financial and operating information for Mondrian Scottsdale for the years ended December 31, 2008 and 2007 and for the period of our ownership during 2006. The Mondrian Scottsdale was under renovation for the majority of 2006.

	Year Ended	Year Ended	May 5, 2006 -
	December 31,	December 31,	December 31,
	2008	2007	2006
Selected Operating Information:
Occupancy	50.8%	56.0%	44.0%
ADR	$194	$203	$162
RevPAR	$99	$114	$71
Selected Financial Information (in thousands):
Room Revenue	$7,004	$8,069	$3,317
Total Revenue	13,788	16,736	5,503
Depreciation	2,821	2,945	967
Operating Loss	(2,603)	(3,468)	(3,210)
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

Property highlights include:

Location	• 45 St Martins Lane, London, United Kingdom

Guest Rooms	• 204, including 16 rooms with private patio gardens and a luxury penthouse and apartment

Food and Beverage	• Asia de Cuba restaurant with seating for 180

• Rum Bar with capacity for 30

• Light Bar with capacity for 150

• Bungalow 8 private club with capacity for 200

Meeting Space	• Multi-service meeting facilities, consisting of one executive boardroom, three suites, including some outdoor function space, and other facilities, with total capacity for 450

Other Amenities	• 24-hour concierge service

• Full service business center

• 24-hour fitness center
We operate St Martins Lane through Morgans Hotels Group Europe Limited, a 50/50 joint venture with an affiliate of Walton Street Capital LLC.
Selected Financial and Operating Information
The following table shows selected financial and operating information for St Martins Lane:

	Year Ended December 31,
	2008	2007	2006	2005	2004
Selected Operating Information:
Occupancy	75.0%	77.1%	78.2%	73.6%	75.4%
ADR(1)	$420	$467	$399	$364	$352
RevPAR(1)	$315	$360	$312	$267	$265
Selected Financial Information (in thousands):(1)
Room Revenue	$23,576	$24,926	$23,456	$20,101	$19,937
Total Revenue	48,093	49,341	46,775	41,539	40,886
Depreciation	4,824	4,077	3,792	4,710	4,176
Operating Income	10,390	13,146	11,225	7,009	7,548

(1)
The currency translation is based on an exchange rate of 1 British pound 1.86 U.S. dollars, which is an average monthly exchange rate provided by www.oanda.com for the last 12 months ending December 31, 2008.

Sanderson
Overview
Opened in 2000, Sanderson has 150 guestrooms and suites, seven with private terraces and 18 suites, including a luxury penthouse and apartment. The hotel is located in London’s Soho district, within walking distance of Trafalgar Square, Leicester Square and the West End business district. Sanderson’s structure is considered a model of 1950s British architecture and the hotel has been designated as a landmark building. Designed by Philippe Starck, the guestrooms do not have interior walls (the dressing room and bathroom are encased in a glass box that is wrapped in layers of sheer curtains). Dining and bar offerings include Suka restaurant, Long Bar and the Purple Bar. Other amenities include the Courtyard Garden, the Billiard Room, and Agua Spa. Like the Light Bar at St Martins Lane, the Long Bar is a popular destination that has consistently attracted a high-profile celebrity clientele and has generated significant media coverage.

Property highlights include:

Location	• 50 Berners Street, London, United Kingdom

Guest Rooms	• 150, including seven with private terraces and 18 suites, including a penthouse and apartment

Food and Beverage	• Suka Restaurant with seating for 120

• Long Bar and courtyard garden with capacity for 290

• Purple Bar with capacity for 45

Meeting Space	• Multi-service facilities, consisting of a penthouse boardroom and suites with total capacity for 80

Other Amenities	• Courtyard Garden

• Billiard Room

• Agua Spa

• 24-hour concierge service

• 24-hour business center

• 24-hour fitness center
We operate Sanderson through Morgans Europe, a 50/50 joint venture with an affiliate of Walton Street Capital LLC. Through Morgans Europe, we operate Sanderson under a 150-year lease.
Selected Financial and Operating Information
The following table shows selected financial and operating information for Sanderson:

	Year Ended December 31,
	2008	2007	2006	2005	2004
Selected Operating Information:
Occupancy	74.1%	77.8%	77.5%	69.6%	73.0%
ADR(1)	$483	$539	$475	$443	$413
RevPAR(1)	$358	$419	$368	$308	$301
Selected Financial Information (in thousands):(1)
Room Revenue	$19,684	$21,331	$20,356	$17,043	$16,701
Total Revenue	37,373	40,114	39,461	34,609	34,845
Depreciation	2,791	3,149	4,352	5,212	4,659
Operating Income	6,605	7,655	5,901	1,943	3,573

(1)
The currency translation is based on an exchange rate of 1 British pound to 1.86 U.S. dollars, which is an average monthly exchange rate provided by www.oanda.com for the last 12 months ending December 31, 2008.

Shore Club
Overview
Opened in 2001, Shore Club has 309 rooms including 67 suites, seven duplex bungalows with private outdoor showers and dining areas, executive suites, an expansive penthouse suite encompassing 6,000 square feet and spanning three floors with a private elevator and private terrace, pool and panoramic views of Miami. Located on one of Miami’s main streets, Collins Avenue, Shore Club was designed by David Chipperfield. Some notable design elements of Shore Club include an Art Deco Lobby with a polished terrazzo floor and lit metal wall mural as well as custom silver and glass lanterns. Shore Club offers on-site access to restaurants and bars such as Nobu, Ago and Skybar (which is made up of the Red Room, Red Room Garden, Rum Bar and Sand Bar), shopping venues such as Scoop and Me & Ro and Pipino Salon, a hair care and accessories salon.

Property highlights include:

Location	• 1901 Collins Avenue, Miami Beach, Florida

Guest Rooms	• 309, including 67 suites and 7 bungalows

Food and Beverage	• Nobu Restaurant with seating for 120

• Nobu Lounge with capacity for 140

• Ago Restaurant with seating for 275

• Skybar

• Red Room with seating for 144

• Red Room Garden with capacity for 250

• Rum Bar with capacity for 415

• Sand Bar with capacity for 75

Meeting Space	• Multi-service meeting facilities, consisting of a 1,200 square foot ocean front meeting room, six executive boardrooms, one loft boardroom, and other facilities, with total capacity for 550

Other Amenities	• Two elevated infinity edge pools (one Olympic size and one lap pool with hot tub)

• Spa @ Shore Club

• Salon, jewelry shop, clothing shop and gift shop

• Concierge service
We operate Shore Club under a management contract and owned a minority ownership interest of approximately 7% at December 31, 2008.
Selected Financial and Operating Information
The following table shows selected financial and operating information for Shore Club:

	Year Ended December 31,
	2008	2007	2006	2005	2004
Selected Operating Information:
Occupancy	64.2%	65.1%	65.7%	63.6%	61.6%
ADR	$388	$436	$373	$349	$327
RevPAR	$249	$284	$245	$222	$201
Selected Financial Information (in thousands):
Room Revenue	$28,181	$32,006	$27,467	$24,922	$23,668
Total Revenue	43,291	48,759	42,423	39,726	37,539
Depreciation	4,562	4,877	9,662	8,824	9,326
Operating Income	8,305	8,386	1,102	2,004	520
Hard Rock Hotel & Casino Las Vegas
Overview
On February 2, 2007, the Company along with its joint venture partner, DLJMB, acquired the Hard Rock. The hotel’s eleven-story tower houses 646 spacious hotel rooms, including 62 suites and one 4,500 square-foot “mega suite.” Consistent with the hotel’s distinctive decor, the hotel rooms are stylishly furnished with modern furniture, stainless steel bathroom sinks, pedestal beds with leather headboards and black-and-white photos of famous rock musicians.
Additionally, the innovative, distinctive style of the approximately 30,000 square-foot circular casino is a major attraction for both Las Vegas visitors and local residents. The casino is designed with an innovative circular layout around the elevated Center Bar, which allows the casino’s patrons to see and be seen from nearly every area of the casino. Rock music is played continuously to provide the casino with an energetic and entertaining, club-like atmosphere. From February 2, 2007 through February 29, 2008, the casino, and all gaming related activities of Hard Rock, was operated by Golden Gaming under a definitive lease agreement. As of March 1, 2008, after receiving our gaming license in the state of Nevada, we began operating the casino and gaming operations.
Hard Rock also hosts a 3,600 square-foot retail store, jewelry store and a lingerie store; the 8,500 square foot Body English nightclub — featuring popular and innovative DJs from all around the country to provide the proper entertainment to attract our target clientele; a 6,000 square-foot banquet facility; a premier live music concert hall called The Joint which successfully draws audiences from Las Vegas visitors, as well as the local Las Vegas population; a rock n’ roll bar, called Wasted Space; a high-end Poker Lounge with 18 tables; a beach club which features a 300-foot long sand-bottomed tropical themed pool with a water slide, a water fall, a running stream and underwater rock music; and the Rock Spa, which features a state-of-the-art health club and spa facilities. The hotel offers its patrons a selection of high-quality food and beverages at multiple price points. The food and beverage operations include five restaurants (Nobu, Ago, AJ’s Steakhouse, Pink Taco and Mr. Lucky’s) and three cocktail lounges, including an elevated Center Bar surrounded by the gaming floor.

In March 2007, we announced a large-scale expansion project at the Hard Rock. The expansion is expected to include the addition of approximately 875 guest rooms, including an all-suite tower with upgraded amenities, approximately 60,000 square feet of meeting and convention space, and approximately 30,000 square feet of casino space. The project also includes an expansion of the hotel’s pool, several new food and beverage outlets, a new and larger The Joint live entertainment venue, a new spa and exercise facility and additional retail space. This exciting project is largely under way with the openings in 2008 of the Italian restaurant Ago, the authentic rock lounge Wasted Space, and the highly regarded Poker Lounge. Two new ballrooms are expected to be completed in the spring of 2009 with the new Joint following close behind. The first new tower of guestrooms is expected to be ready for occupancy late summer of 2009 with the remaining all-suite tower expected in late 2009 or early 2010. The new Joint will double the size of the existing legendary concert venue with a seated capacity of 3,100 and general admission of 4,000. The new venue will retain the same look and feel as the original and will be outfitted with a state-of-the-art house audio system, luxurious dressing rooms, massive lighting capabilities, and three levels of seating. Renovations to the existing property began during 2007 and included upgrades to existing suites, restaurants and bars, retail shops, and common areas, and a new ultra lounge and poker room. These renovations were completed in 2008.
Property highlights include:

Location	• 4455 Paradise Road, Las Vegas

Guest Rooms	• 646, including 62 suites and one mega suite

Food and Beverage	• Nobu with seating for 200

• AJ’s Steakhouse with seating for 100

• Pink Taco with seating for 260

• Mr. Lucky’s with seating for 200

• Ago with seating for 190

• Center Bar, 2,000 square feet

Meeting Space	• Multi-service banquet and conference facilities, with total capacity for 390

Other Amenities	• Circular casino, approximately 30,000 square feet

• Body English nightclub, which capacity for 1,100

• The Joint live music concert hall, with capacity for 2,050

• Poker Lounge with 18 tables and a 1,000 square-foot bar

• Wasted Space rock n’ roll bar, with capacity for 500

• Rock Spa salon, fitness center and spa

• 24-hour concierge service

• 24-hour room service
We operate the Hard Rock under a management agreement and owned a 20.1% equity interest in the joint venture at December 31, 2008.
Selected Financial and Operating Information
The following table shows selected financial and operating information for Hard Rock:

		For the Period from
	For the Year Ended	February 2, 2007 to
	December 31, 2008	December 31, 2007
Selected Operating Information:
Occupancy	91.7%	94.6%
ADR	$186	$207
RevPAR	$171	$196
Selected Financial Information (in thousands):
Room Revenue	$39,008	$42,220
Total Revenue	164,345	173,655
Depreciation	23,454	17,413
Operating (loss) income	(202,895)	19,626

Mondrian South Beach
Overview
In December 2008, the Company along with its joint venture partner, an affiliate of Crescent Heights, opened Mondrian South Beach, the Company’s first hotel and condominium project. The hotel has 328 hotel residences consisting of studios, one-and two-bedroom apartments, and four tower suites. Located on newly-fashionable West Avenue, Mondrian South Beach is a quiet enclave just minutes from the bustling center of South Beach with spectacular views of the Atlantic Ocean, Biscayne Bay and downtown Miami. Designed by award-winning Dutch designer Marcel Wanders as “Sleeping Beauty’s castle”, Mondrian South Beach is pioneering revolutionary, world-class design for a new generation of style-conscious travelers. The hotel features an Asia de Cuba restaurant and Sunset Lounge and a 4,000 square feet spa.
The joint venture is in the process of selling units as condominiums, subject to market conditions, and unit buyers will have the opportunity to place their units into the hotel’s rental program. In addition to hotel management fees, the Company could also realize fees from the sale of condominium units.
Property highlights include:

Location	• 1100 West Avenue, Miami Beach, Florida

Guest Rooms	• 335, including studios, one-and two-bedroom apartments, and four tower suites

Food and Beverage	• Asia de Cuba restaurant with seating for 265

• Sunset Lounge with capacity for 315

Meeting Space	• Multi-service meeting facilities, consisting of two studios, both with outdoor terraces, with total capacity for over 700

Other Amenities	• Bayside swimming pool surrounded by lounge pillows

• Lush gardens and landscaped labyrinthine trails

• 24-hour concierge service

• 24-hour business center

• 24-hour fitness center
We operate the Mondrian South Beach under a management agreement and own a 50.0% equity interest in the joint venture.
Selected Financial and Operating Information
The following table shows selected financial and operating information for Mondrian South Beach for the period from December 1, 2008 to December 31, 2008:

For the period from
Dec. 1, 2008 - Dec. 31, 2008
Selected Operating Information:
Occupancy	55.0%
ADR	$289
Rev PAR	$159

Selected Financial Information (in thousands):
Room Revenue	$1,020
Total Revenue (primarily sales of condos)	69,105
Depreciation	53
Operating Loss	(6,417)

ITEM 3. LEGAL PROCEEDINGS
Litigation
Potential Litigation
We understand that Mr. Philippe Starck has initiated arbitration proceedings in the London Court of International Arbitration regarding an exclusive service agreement that he entered into with Residual Hotel Interest LLC (formerly known as Morgans Hotel Group LLC) in February 1998 regarding the design of certain hotels now owned by us. We are not a party to these proceedings at this time. See Note 6 of the Consolidated Financial Statements.
Hard Rock Financial Advisory Agreement
In July 2008, the Company received an invoice from Credit Suisse Securities (USA) LLC (“Credit Suisse”) for $9.4 million related to the Financial Advisory Agreement the Company entered into with Credit Suisse in July 2006. Under the terms of the financial advisory agreement, Credit Suisse received a transaction fee for placing DLJMB, an affiliate of Credit Suisse, in the Hard Rock joint venture. The transaction fee, which was paid by the Hard Rock joint venture at the closing of the acquisition of the Hard Rock and related assets in February 2007, was based upon an agreed upon percentage of the initial equity contribution made by DLJMB in entering into the joint venture. The invoice received in July 2008 alleges that as a result of events subsequent to the closing of the Hard Rock acquisition transactions, Credit Suisse is due additional transaction fees. The Company believes this invoice is invalid, and would otherwise be a Hard Rock joint venture liability.
Other Litigation
We are involved in various lawsuits and administrative actions in the normal course of business. In management’s opinion, disposition of these lawsuits is not expected to have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of our security holders during the fourth quarter of 2008.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock has been listed on the Nasdaq Global Market under the symbol “MHGC” since the completion of our IPO in February 2006. The following table sets forth the high and low sales prices for our common stock, as reported on the Nasdaq Global Market, for each of the periods listed. No dividends were declared or paid during the periods listed.

Period	High	Low
First Quarter 2007	$21.74	$15.20
Second Quarter 2007	$25.86	$19.97
Third Quarter 2007	$25.93	$17.30
Fourth Quarter 2007	$23.29	$16.82
First Quarter 2008	$19.75	$12.67
Second Quarter 2008	$15.56	$10.30
Third Quarter 2008	$17.88	$10.00
Fourth Quarter 2008	$10.73	$2.60
On March 12, 2009, the closing sale price for our common stock, as reported as on the Nasdaq Global Market was $2.91. As of March 12, 2009, there were 48 record holders of our common stock although there is a much larger number of beneficial owners.
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
2008 Stock Repurchases
The following table provides information about the Company’s purchases of its common stock during the quarter ended December 31, 2008.

Approximate Dollar
			Total Number of	Value of
			Common Shares	Common Shares that
	Total Number of	Average Price	Purchased as Part of	May Yet Be Purchased
	Common Shares	Paid per	Publicly Announced	Under the Plans or
Period	Purchased	Common Share	Plans or Programs	Programs
(In thousands)
October 1, 2008 – October 31, 2008(1)	1,502,953	$10.30	1,502,953	$—
November 1, 2008 – November 31, 2008	—	—	—	$—
December 1, 2008 – December 31, 2008	—	—	—	$—

Total	1,502,953	$10.30	1,502,953	$—

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
Performance Graph
The following graph below shows the cumulative total stockholder return of our common stock from our IPO date of February 17, 2006 through December 31, 2008 compared to the S&P 500 Stock Index and the S&P 500 Hotels. The graph assumes that the value of the investment in our common stock and each index was $100 at February 17, 2006. The Company has declared no dividends during this period. The stockholder return on the graph below is not indicative of future performance.
Comparison of Cumulative Total Return of the Company, S&P 500 Stock Index
and S&P 500 Hotels Index From February 17, 2006 through December 31, 2008

	2/17/2006	12/31/2006	12/31/2007	12/31/2008
Morgans Hotel Group Co.	$100.00	$84.65	$96.40	$23.30
S&P 500 Stock Index	100.00	110.18	114.07	70.17
S&P 500 Hotels Index	100.00	112.27	96.72	48.27

ITEM 6. SELECTED FINANCIAL INFORMATION
The following selected historical financial and operating data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K.
The following table contains selected consolidated financial data for the years ended December 31, 2008 and 2007 and consolidated financial data derived from our predecessor’s audited combined financial statements for the period from January 1, 2006 to February 16, 2006 and the years ended December 31, 2005 and 2004. Information included for the period from February 17, 2006 to December 31, 2006 and the years ended December 31, 2008 and 2007 is derived from the Company’s audited Consolidated Financial Statements. The historical results do not necessarily indicate results expected for any future period.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except operating data)
Statement of Operations Data:
Total hotel revenues	$296,167	$304,804	$273,114	$253,683	$228,508
Total revenues	314,467	322,985	281,883	263,162	237,339
Total hotel operating costs	205,985	206,595	180,922	165,996	156,902
Corporate expenses, including stock compensation	41,889	44,744	27,306	17,982	15,375
Depreciation and amortization	27,733	21,719	19,112	26,215	27,348
Total operating costs and expenses	299,862	276,286	228,957	210,193	200,566
Operating income	14,605	46,699	52,926	52,969	36,773
Interest expense, net	43,164	41,338	51,564	72,257	67,173
Net (loss)	(55,349)	(14,796)	(13,925)	(30,216)	(31,595)
Selected Operating Data:(1)
Occupancy %	76.9%	81.8%	77.0%	76.9%	73.7%
Average daily rate (ADR)	$308.12	$323.67	$319.04	$301.60	$277.42
Revenue per Available Room (RevPAR)	$234.16	$259.80	$245.76	$231.80	$204.53
Number of rooms available at year end	3,712	3,383	2,736	2,541	2,539
Other Financial Data:
EBITDA(2)	$24,236	$85,302	$78,621	$85,655	$76,591
Adjusted EBITDA(3)	92,735	110,141	85,084	79,452	67,994
Capital expenditures, excluding acquisitions	19,851	23,838	26,010	5,603	5,236
Basic and diluted loss per share(4)	(1.76)	(0.45)	(0.30)
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$25,650	$49,857	$36,797	$19,870	$(22,820)
Investing activities	(46,339)	(105,552)	(143,658)	(20,251)	(12,630)
Financing activities	(52,873)	150,858	112,575	9,301	44,637

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$49,150	$122,712	$27,549	$21,833	$12,915
Restricted cash	21,484	28,604	24,368	32,754	19,269
Property and equipment, net	555,645	535,609	494,537	426,927	446,811
Total assets	861,265	943,578	758,006	606,275	612,683
Mortgage notes payable	420,000	420,000	417,327	577,968	473,000
Financing and capital lease obligations	310,365	309,199	135,870	81,664	77,951
Long term debt and capital lease obligations	730,365	729,199	553,197	659,632	550,951
Total stockholders’ equity (deficit)	35,954	129,986	122,446	(110,573)	4,165

(1)	Includes information for all managed hotels during the period, both consolidated and unconsolidated.

(2)
We believe that earnings before interest, income taxes, depreciation and amortization (EBITDA) is a useful financial metric to assess our operating performance before the impact of investing and financing transactions and income taxes. It also facilitates comparison between us and our competitors. Given the significant investments that we have made in the past in property, plant and equipment, depreciation and amortization expense comprises a meaningful portion of our cost structure. We believe that EBITDA will provide investors with a useful tool for assessing the comparability between periods because it eliminates depreciation and amortization expense attributable to capital expenditures.

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

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Net (loss)	$(55,349)	$(14,796)	$(13,925)	$(30,216)	$(31,595)
Interest expense, net	43,164	41,338	51,564	72,257	67,173
Income tax (benefit) expense	(32,400)	(9,060)	11,204	822	827
Depreciation and amortization expense	27,733	21,719	19,112	26,215	27,348
Proportionate share of interest expense from unconsolidated joint ventures	32,899	36,908	6,030	10,669	7,694
Proportionate share of depreciation expense from unconsolidated joint ventures	10,347	10,150	5,427	6,390	5,754
Proportionate share of depreciation expense of minority interests in consolidated joint ventures	(409)	(497)	(491)	(482)	(610)
Minority Interest	(1,749)	(460)	(300)	—	—

EBITDA	$24,236	$85,302	$78,621	$85,655	$76,591
Other non-operating expense (income)	464	1,531	1,845	(1,574)	(6,424)
Restructuring, development and disposal costs	10,825	3,228	1,617	—	942
Impairment loss	13,430	—	—	—	—
Other non-operating expense (income) from unconsolidated joint ventures	35,490	7,310	537	—	—
Less: EBITDA from leased hotels	(7,643)	(6,755)	(5,475)	(4,629)	(3,115)
Add: Stock-based compensation	15,933	19,525	7,939	—	—

Adjusted EBITDA	$92,735	$110,141	$85,084	$79,452	$67,994

(3)
We disclose Adjusted EBITDA because we believe it provides a meaningful comparison to our EBITDA as it excludes other non-operating (income) expenses that do not relate to the on-going performance of our assets and excludes the operating performance of assets in which we do not have a fee simple ownership interest.

We exclude from Adjusted EBITDA the following:
•
other non-operating expenses (income) such as executive terminations not related to restructuring initiatives discussed below, costs of financings and litigation and settlement costs and other items that relate to the financing and investing activities of our assets and do not relate to the on-going operating performance of our assets, both consolidated and unconsolidated;

•
losses on asset dispositions, costs of abandoned development projects, and restructuring costs. These costs do not relate to the on-going operating performance of our assets, both consolidated and unconsolidated;

•	non-cash impairment charges related to long-lived assets;

•	the EBITDA related to leased hotels to more accurately reflect the operating performance of assets in which we have a fee simple ownership interest; and

•	the stock-based compensation expense recognized, as this is not necessarily an indication of the operating performance of our assets.

(4)	Basic and diluted loss per share for 2006 represents the Company’s earnings per share from February 17, 2006 to December 31, 2006.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
We are a fully integrated hospitality company that operates, owns, acquires, develops and redevelops boutique hotels primarily in gateway cities and select resort markets in the United States and Europe. Over our 25-year history, we have gained experience operating in a variety of market conditions.
The historical financial data presented herein is the historical financial data for:
•	our Owned Hotels, consisting of Morgans, Royalton and Hudson in New York, Delano Miami in Miami, Mondrian Los Angeles in Los Angeles, Clift in San Francisco, and Mondrian Scottsdale in Scottsdale;
•	our Joint Venture Hotels, consisting of the London hotels (Sanderson and St Martins Lane), Shore Club, Hard Rock, and Mondrian South Beach;
•	our investments in hotels under construction, such as Mondrian SoHo and Boston Ames, and our investment in other proposed properties;
•	our investment in certain joint ventures food and beverage operations at our Owned Hotels and Joint Venture Hotels, discussed further below;
•	our management company subsidiary, MHG Management Company; and
•
the rights and obligations contributed to Morgans Group LLC in the formation and structuring transactions described in Note 1 to the Consolidated Financial Statements, included elsewhere in this report.

We consolidate the results of operations for all of our Owned Hotels and certain food and beverage operations at five of our Owned Hotels, which are operated under 50/50 joint ventures with restaurateur Jeffrey Chodorow. We consolidate the food and beverage joint ventures as we believe that we are the primary beneficiary of these entities. Our partner’s share of the results of operations of these food and beverage joint ventures are recorded as minority interest in the accompanying consolidated financial statements. This minority interest is based upon 50% of the income of the applicable entity after giving effect to rent and other administrative charges payable to the hotel. The Asia de Cuba restaurant at Mondrian Scottsdale is operated under license and management agreements with China Grill Management, a company controlled by Jeffrey Chodorow.
We own partial interests in the Joint Venture Hotels and certain food and beverage operations at three of the Joint Venture Hotels, Sanderson, St Martins Lane and Mondrian South Beach. We account for these investments using the equity method as we believe we do not exercise control over significant asset decisions such as buying, selling or financing nor are we the primary beneficiary of the entities. Under the equity method, we increase our investment in unconsolidated joint ventures for our proportionate share of net income and contributions and decrease our investment balance for our proportionate share of net losses and distributions.
On February 2, 2007, we began managing the hotel operations at the Hard Rock. We also have signed agreements to manage Mondrian SoHo and Boston Ames once development is complete. We have signed agreements to manage Mondrian Las Vegas, Delano Las Vegas, and Mondrian Palm Springs, but we are unsure of the future of the development of these hotels as financing has not yet been obtained. Additionally, in September 2008, we signed an agreement to manage Delano Dubai. As of December 31, 2008, we operated the following Joint Venture Hotels under management agreements which expire as follows:
•	Sanderson — June 2018 (with one 10-year extension at our option);
•	St Martins Lane — June 2018 (with one 10-year extension at our option);

•	Shore Club — July 2022;
•	Hard Rock — February 2027 (with two 10-year extensions); and
•	Mondrian South Beach — August 2026.
These agreements are subject to early termination in specified circumstances. For instance, beginning 12 months following completion of the expansion of the Hard Rock, our Hard Rock management agreement may be terminated if the Hard Rock fails to achieve an EBITDA hurdle, as defined in the management agreement. There can be no assurances that we will satisfy this or other performance tests in our management agreements, many of which may be beyond our control, or that our management agreements will not be subject to early termination. Several of our hotels are also subject to substantial mortgage and mezzanine debt, and in some instances our management fee is subordinated to the debt and our management agreements may be terminated by the lenders on foreclosure.
We generated net losses for the periods ended December 31, 2008, 2007 and 2006. Total revenues decreased by $8.5 million in 2008 compared to 2007 and increased by $41.1 million in 2007 compared to 2006. A significant portion of the loss recognized for the year ended December 31, 2008 was due to the $13.4 million impairment charge recognized on Mondrian Scottsdale. Additionally, a portion of the losses for the years ended December 31, 2008, 2007 and 2006 are due to non-cash charges related to stock compensation and the recognition of our share of losses of unconsolidated subsidiaries. Stock compensation was introduced in February 2006 when we completed our IPO. The stock compensation expense was $16.0 million, $19.5 million, and $7.9 million in 2008, 2007 and 2006, respectively. Further, we purchased the Hard Rock through a joint venture in 2007. Our proportionate share of Hard Rock’s loss for the years ended 2008 and 2007 was $48.0 million and $22.1 million, respectively. We did not own any interest in Hard Rock in 2006.
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
•
Management fee — related parties revenue and other income. We earn fees under our management agreements. These fees may include management fees as well as reimbursement for allocated chain services. Additionally, we earn branding fees related to the use of our Delano brand in connection with sales by our joint venture partner in our Delano Dubai development project of condominium units associated with the project.

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
Operating Costs and Expenses. Our operating costs and expenses consist of the costs to provide hotel services, costs to operate our management company, and costs associated with the ownership of our assets, including:
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
•
Corporate expenses, including stock compensation. Corporate expenses consist of the cost of our corporate office, net of any cost recoveries, which consists primarily of payroll and related costs, stock-based compensation expenses, office rent and legal and professional fees and costs associated with being a public company.

•
Depreciation and amortization expense. Hotel properties are depreciated using the straight-line method over estimated useful lives of 39.5 years for buildings and five years for furniture, fixtures and equipment.

•
Restructuring, development and disposal costs include costs incurred related to our restructuring initiatives implemented in 2008, costs of abandoned development projects and disposal of assets typically as a result of renovations. These items do not relate to the ongoing operating performance of our assets.

•
Impairment loss. When certain triggering events occur, we periodically review each property for possible impairment. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated discounted future cash flows of the assets to estimate the fair value of the asset taking into account each property’s expected cash flow from operations, holding period and net proceeds from the dispositions of the property. For the year ended December 31, 2008, management concluded, based on the discounted cash flow method, that Mondrian Scottsdale was impaired. This impairment charge of $13.4 million is reflected in our consolidated financial statements for the year ended December 31, 2008.

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
•
Other non-operating (income) expenses include gains and losses on sale of assets and asset restructurings, costs of financings, certain litigation costs, gain on early extinguishment of debt and other items that do not relate to the ongoing operating performance of our assets.

•
Income tax (benefit) expense. One of our foreign subsidiaries is subject to United Kingdom corporate income taxes. Income tax expense is reported at the applicable rate for the periods presented. The Company is subject to Federal and state income taxes. Income taxes for the years ended December 31, 2008 and 2007 and for the period from February 17, 2006 to December 31, 2006 were computed using our calculated effective tax rate. We also recorded net deferred taxes related to cumulative differences in the basis recorded for certain assets and liabilities.

The United States entities included in the combined financial statements of our Predecessor (defined below) are either partnerships or limited liability companies, which are treated similarly to partnerships for tax reporting purposes. Accordingly, Federal and state income taxes have not been provided for in the accompanying combined financial statements for the period from January 1, 2006 to February 16, 2006, as the partners or members are responsible for reporting their allocable share of our Predecessor’s income, gains, deductions, losses and credits on their individual income tax returns.
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
Recent Trends and Developments
Recent Trends. During the year ended December 31, 2008, the weakening U.S. and global economy resulted in considerable negative pressure on both consumer and business spending. As a result, lodging demand, which is primarily driven by growth in GDP, business investment and employment growth, continued to weaken during 2008 and we believe these trends will continue into 2009. We anticipate that lodging demand will not improve, and will likely weaken further, until the current economic trends, particularly the expected weakness in the overall economy and the lack of liquidity in the credit markets, reverse course.
To help mitigate the effects of these trends, we are actively managing costs and each of our properties has implemented certain cost reduction plans. Further, during October 2008, we implemented certain cost reduction plans at our corporate office. Additionally, given the continuing declines in the market since December 2008, we have implemented additional cost reduction plans in early 2009 and we remain prepared to institute further cost reductions if necessary. We believe that these cost reduction plans will result in significant savings in 2009 and that our experienced management team has allowed us to implement these cost cuts without impacting the overall quality of our guest experience.

Demand has diminished and is expected to continue to remain weak as a result of the current economic crisis. Although the pace of new lodging supply in various phases of development has increased over the past several quarters, we believe the timing of some of these projects may be affected by the current economic crisis and the reduced availability of financing. These factors may further dampen the pace of new supply development, including our own, beyond 2008. Nevertheless, we did witness new competitive luxury and boutique properties opening in 2008 in some of our markets, particularly in Los Angeles, Scottsdale and Miami Beach, that impacted our performance in these markets and may continue to do so.
For 2009, we believe that the economic forecasts for contraction of GDP, increasing unemployment and declines in business investment and profits, when combined with the turmoil in the credit markets, will continue to negatively affect both leisure and business travel and, accordingly, decrease lodging demand. As such, there can be no assurances that any increases in hotel revenues or earnings at our properties will continue or that any losses will not increase for these or any other reasons. Although the continuing uncertainty about the depth and duration of the economic crisis makes projections difficult, based on a review of hotel-specific and broad economic metrics, we believe that our results will be significantly weaker in 2009 as compared to the results of 2008.
Finally, global credit markets continue to tighten, with less credit available generally and on less favorable terms than were obtainable in the recent past. Given the current state of the credit markets, some of our joint venture projects, such as the Echelon project and Mondrian Palm Springs, may not be able to obtain adequate project financing in a timely manner or at all. If adequate project financing is not obtained, the joint ventures or developers, as applicable, may seek additional equity investors to raise capital, limit the scope of the project, defer the project or cancel the project altogether.
Recent Developments. In addition to the recent trends described above, we expect that a number of recent events will cause our future results of operations to differ from our historical performance. For a discussion of these recent events, see “Item 1 — Business — 2008 Transactions and Developments.”

Operating Results
Comparison of Year Ended December 31, 2008 To Year Ended December 31, 2007
The following table presents our operating results for the years ended December 31, 2008 and 2007, including the amount and percentage change in these results between the two periods. The consolidated operating results for the year ended December 31, 2008 is comparable to the consolidated operating results for the year ended December 31, 2007, with the exception of the renovation of Mondrian Los Angeles and the closure for renovation of Morgans in New York during a portion of the year ended December 31, 2008, the closure for renovation of Royalton during a portion of the year ended December 31, 2007, the investment in the Hard Rock in February 2007 and renovation and expansion work at the Hard Rock during the year ended December 31, 2008. The consolidated operating results are as follows:

	2008	2007	Change ($)	Change (%)
	(Dollars in thousands)
Revenues:
Rooms	$184,059	$186,752	$(2,693)	(1.4)%
Food and beverage	99,254	104,271	(5,017)	(4.8)%
Other hotel	12,854	13,781	(927)	(6.7)%

Total hotel revenues	296,167	304,804	(8,637)	(2.8)%
Management fee — related parties and other income	18,300	18,181	119	0.7%

Total revenues	314,467	322,985	(8,518)	(2.6)%

Operating Costs and Expenses:
Rooms	49,561	49,411	150	0.3%
Food and beverage	71,695	69,998	1,697	2.4%
Other departmental	7,461	7,923	(462)	(5.8)%
Hotel selling, general and administrative	60,311	60,246	65	0.1%
Property taxes, insurance and other	16,957	19,017	(2,060)	(10.8)%

Total hotel operating expenses	205,985	206,595	(610)	(0.3)%
Corporate expenses, including stock compensation	41,889	44,744	(2,855)	(6.4)%
Depreciation and amortization	27,733	21,719	6,014	27.7%
Restructuring, development and disposal costs	10,825	3,228	7,597	(1)
Impairment loss	13,430	—	13,430	(1)

Total operating costs and expenses	299,862	276,286	23,576	9.5%

Operating income	14,605	46,699	(32,094)	(68.7)%
Interest expense, net	43,164	41,338	1,826	4.4%
Equity in loss of unconsolidated joint ventures	56,581	24,580	32,001	130.1%
Minority interest	3,894	3,566	328	9.2%
Other non-operating expense	464	1,531	(1,067)	(69.7)%

Loss before income tax expense	(89,498)	(24,316)	(65,182)	(1)
Income tax benefit	(32,400)	(9,060)	(23,340)	(1)

Loss before minority interest	(57,098)	(15,256)	(41,842)	(1)
Minority interest	(1,749)	(460)	(1,289)	(1)

Net loss	(55,349)	(14,796)	(40,553)	(1)
Other comprehensive income:
Unrealized loss on interest rate swap, net of tax	(5,878)	(6,674)	796	11.9%
Foreign currency translation (loss) gain	(300)	6	(306)	(1)

Comprehensive loss	$(61,527)	$(21,464)	$(40,063)	186.7%

(1)	Not meaningful.
Total Hotel Revenues. Total hotel revenues decreased 2.8% to $296.2 million in 2008 compared to $304.8 million in 2007. The components of RevPAR from our comparable Owned Hotels for 2008 and 2007, which includes Hudson, Delano, Clift and Mondrian Scottsdale and excludes Morgans and Mondrian Los Angeles, which were under renovation during 2008, and Royalton, which was under renovation in 2007, are summarized as follows:

	2008	2007	Change ($)	Change (%)
Occupancy	80.6%	80.9%	—	(0.4)%
ADR	$302	$302	—	0.0%
RevPAR	$243	$245	$(2)	(0.7)%

RevPAR from our comparable Owned Hotels decreased 0.78% to $243 in 2008 compared to $245 in 2007.
Rooms revenue decreased 1.4% to $184.1 million in 2008 compared to $186.8 million in 2007. The overall decrease was primarily attributable to disruptions due to renovations at Mondrian Los Angeles and Morgans during 2008, as well as the significant adverse impact on lodging demand as a result of the global economic downturn, particularly during the fourth quarter of 2008.
Food and beverage revenue decreased 4.8% to $99.3 million in 2008 compared to $104.3 million in 2007. The food and beverage revenues at Mondrian Los Angeles and Morgans decreased 22.1% and 13.3%, respectively, in 2008 as compared to 2007 due to hotel renovations during 2008 at each property, which impacted restaurant patronage. Partially offsetting this decrease were increases in food and beverage revenues of 15.4% and 56.1% at Delano Miami and Royalton, respectively. Delano Miami benefitted from The Florida Room nightclub and lounge which opened in December 2007. The increase in revenues at Royalton is due primarily to the new restaurant, Brasserie 44 and the recently renovated bar, both of which opened in October 2007 when the hotel reopened after renovations.
Other hotel revenue decreased 6.7% to $12.9 million in 2008 compared to $13.8 million in 2007, primarily due to a decline in telephone revenues in 2008 as compared to 2007, which we believe is generally consistent across the industry due to increased use of cell phones by our guests and decreased spa and gift shop revenues at Mondrian Los Angeles as a result of the renovation during 2008.
Management Fee — Related Parties and Other Income. Management fee — related parties and other income increased by 0.7% to $18.3 million in 2008 compared to $18.2 million in 2007. This increase is primarily due to a $1.5 million branding fee earned in September 2008 relating to the use of the Delano brand for the sale of residences to be constructed in connection with the Delano Dubai project. Offsetting this increase is a decrease in management fees earned at Hard Rock as a result of reduced revenues due to disruption from the expansion and renovations currently underway.
Operating Costs and Expenses
Rooms expense increased 0.3% to $49.6 million in 2008 compared to $49.4 million in 2007. This slight increase was primarily due to an increase of 48.1% in rooms expense at Royalton in 2008 as compared to 2007, when the hotel was closed for renovation. Offsetting this increase were decreases in rooms expense of 9.3% and 22.1% at Mondrian Los Angeles and Morgans, respectively which were both under renovation during 2008.
Food and beverage expense increased 2.4% to $71.7 million in 2008 compared to $70.0 million in 2007. Increases in food and beverage expenses were experienced at Delano Miami and Royalton. Delano Miami’s expenses increased as a result of the increase in revenues noted above related to The Florida Room nightclub and lounge which opened in December 2007. The increase in expenses at Royalton is due primarily to the new restaurant, Brasserie 44 and the recently renovated bar, both of which opened in October 2007, after the hotel was closed for renovation. Offsetting these increases, the food and beverage expenses at Mondrian Los Angeles decreased, in line with the decrease in revenues noted above, during 2008 as compared to 2007.
Other departmental expense decreased 5.8% to $7.5 million in 2008 compared to $7.9 million in 2007. This decrease was primarily due to lower expenses at the Mondrian Los Angeles spa and gift shop, which were closed for a portion of 2008 during the renovation.
Hotel selling, general and administrative expense increased slightly to $60.3 million in 2008 compared to $60.2 million in 2007. This increase was primarily due to the increase in expenses at Royalton in 2008 compared to 2007, since it was closed for renovation for approximately four months during 2007. Slightly offsetting this increase were reductions resulting from the closing of Morgans for renovation during 2008. Additionally, decreases in administrative and general expenses were experienced at Mondrian Los Angeles during 2008 as there was a delay in filling vacant managerial positions until the hotel renovation was completed.
Property taxes, insurance and other expense decreased 10.8% to $17.0 million in 2008 compared to $19.0 million in 2007. The decrease is primarily related to non-recurring preopening expenses incurred during 2007 at both Mondrian Scottsdale and Royalton, and a real estate tax refund received at Clift. Mondrian Scottsdale was repositioned and opened in January 2007 and Royalton opened after renovations in October 2007. In 2008, we successfully appealed the real estate tax basis of Clift and a refund of approximately $1.5 million was received for prior year taxes paid. Slightly offsetting these decreases, Mondrian Los Angeles and Morgans both incurred non-recurring pre-opening expenses as a result of their re-launch after renovation during late 2008. Additionally, slight increases in property taxes were incurred during 2008 at Hudson as a result of the expiration of a property tax abatement, which will continue to be phased out over the next three years, fully expiring in 2012.

Corporate expenses, including stock compensation decreased by 6.4% to $41.9 million in 2008 compared to $44.7 million in 2007. This decrease is due primarily to a decrease in stock compensation of $3.6 million in 2008 as compared to 2007 due to a one-time additional expense recognized in September 2007 in connection with the resignation of our former president and chief executive officer, as well as the impact of cost cutting initiatives implemented in October 2008. Slightly offsetting these decreases in 2008 were increases in public company costs in 2008 as compared to 2007.
Depreciation and amortization increased 27.7% to $27.7 million in 2008 compared to $21.7 million in 2007. This increase is a result of hotel renovations at Royalton, which took place during 2007, and Mondrian Los Angeles and Morgans, which both took place during 2008.
Restructuring, development and disposal costs increased to $10.8 million in 2008 as compared to $3.2 million in 2007. The increase in the expense is primarily related to approximately $2.0 million of severance expense incurred during 2008 as part of our cost reduction plans and increased costs related to abandoned development projects, including a $2.5 million write-off in 2008 of our investment in Mondrian Chicago, as the joint venture developing that hotel was terminated.
Impairment loss of $13.4 million was recognized in 2008 related to the write-down in the carrying value of Mondrian Scottsdale. No such impairment loss was recognized in 2007.
Interest Expense, net. Interest expense, net increased 4.4% to $43.2 million in 2008 compared to $41.3 million in 2007. The slight increase is primarily a result of the issuance of the Convertible Notes (as defined below) in October 2007.
Equity in loss of unconsolidated joint ventures was a loss of $56.6 million for the year ended 2008 compared to $24.6 million for the year ended 2007. This loss was primarily driven by increased losses at the Hard Rock in 2008 as compared to 2007, which is primarily due to impairment charges relating to certain intangible assets and disruptions as a result of the current renovation and expansion underway at the Hard Rock.
The components of RevPAR from our comparable Joint Venture Hotels for 2008 and 2007, which includes Sanderson, St Martins Lane and Shore Club, but excludes the Hard Rock, as we invested in this hotel in February 2007 and it is currently under renovation and expansion, and Mondrian South Beach, which opened in December 2008, are summarized as follows:

	2008	2007	Change ($)	Change (%)
Occupancy	69.4%	71.7%	—	(3.2)%
ADR	$419	$472	$(53)	(11.2)%
RevPAR	$290	$338	$(48)	(14.1)%

The components of RevPAR from the Hard Rock for the year ended December 31, 2008 and the period from February 2, 2007 through December 31, 2007 are summarized as follows:

	Year ended	Period from
	December	Feb. 2, 2007 to
	2008	Dec. 31, 2007	Change ($)	Change (%)
Occupancy	91.7%	94.6%	—	(3.1)%
ADR	$186	$207	$(21)	(10.1)%
RevPAR	$171	$196	$25	(13.0)%
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
Other non-operating expense decreased 69.7% to $0.5 million in 2008 as compared to $1.5 million in 2007. The decrease in the expense is primarily related to reduced legal costs incurred related to the Shore Club litigation that was settled in 2008 and non-recurring costs associated with the resignation of our former president and chief executive officer in September 2007.
Income tax (benefit) expense resulted in a benefit of $32.4 million in 2008 compared to $9.1 million in 2007. The income tax benefit was due primarily to the recording of deferred tax assets from the net operating loss. We have approximately $28.3 million in net operating losses which may offset anticipated future taxable income and /or tax strategies which may include the sale of a property or an interest therein.

Comparison of Year Ended December 31, 2007 To Year Ended December 31, 2006
The following table presents our operating results for the year ended December 31, 2007 and the year ended December 31, 2006, including the amount and percentage change in these results between the two periods. The operations presented for the period from January 1, 2006 through February 16, 2006 are those of our predecessor (“Predecessor”), which is comprised of the subsidiaries and ownership interests that were contributed as part of the formation and structuring transactions from Morgans Hotel Group LLC, now known as Residual Hotel Interest LLC (“Former Parent”), to Morgans Group LLC, our operating company. We completed our initial public offering on February 17, 2006; therefore the period from February 17, 2006 through December 31, 2006, represents our results of operations. The combined periods in 2006 are comparable to our results for the year ended December 31, 2007 with the exception of the addition of the Mondrian South Beach development project in August 2006, the purchase of Hard Rock in February 2007, the addition of Mondrian Scottsdale in May 2006, which was under renovation during the year ended December 31, 2006, and the renovation of Royalton, which was closed for four months during 2007. Mondrian South Beach was operating as an apartment building at the time of its purchase in August 2006 and was in the development phases of converting into a hotel and condominium during the periods. Our investment in Mondrian South Beach and Hard Rock is accounted for using the equity method and our share of losses is recorded in the consolidated results of operations for the years ended December 31, 2006 and 2007. The combined operating results are as follows:

	2007	2006	Change ($)	Change (%)
	(Dollars in thousands)
Revenues:
Rooms	$186,752	$168,572	$18,180	10.8%
Food and beverage	104,271	89,105	15,166	17.0%
Other hotel	13,781	15,437	(1,656)	(10.7)%

Total hotel revenues	304,804	273,114	31,690	11.6%
Management fee — related parties and other income	18,181	8,769	9,412	107.3%

Total revenues	322,985	281,883	41,102	14.6%

Operating Costs and Expenses:
Rooms	49,411	43,086	6,325	14.7%
Food and beverage	69,998	58,576	11,422	19.5%
Other departmental	7,923	7,878	45	(1)
Hotel selling, general and administrative	60,246	55,387	4,859	8.8%
Property taxes, insurance and other	19,017	15,995	3,022	18.9%

Total hotel operating expenses	206,595	180,922	25,673	14.2%
Corporate expenses, including stock compensation	44,744	27,306	17,438	63.9%
Depreciation and amortization	21,719	19,112	2,607	13.6%
Restructuring, development and disposal costs	3,228	1,617	1,611	99.6%

Total operating costs and expenses	276,286	228,957	47,329	20.7%

Operating income	46,699	52,926	(6,227)	(11.8)%
Interest expense, net	41,338	51,564	(10,226)	(19.8)%
Equity in loss (income) of unconsolidated joint ventures	24,580	(1,459)	26,039	(1)
Minority interest	3,566	3,997	(431)	(10.8)%
Other non-operating expense	1,531	1,845	(314)	(17.0)%

Loss before income tax expense	(24,316)	(3,021)	(21,295)	(1)
Income tax (benefit) expense	(9,060)	11,204	(20,264)	(1)

Loss before minority interest	(15,256)	(14,225)	(1,031)	7.2%
Minority interest	(460)	(300)	(160)	53.3%

Net loss	(14,796)	(13,925)	(871)	6.3%
Other comprehensive income:
Unrealized loss on interest rate swap, net of tax	(6,674)	(1,303)	(5,371)	(1)
Foreign currency translation loss	6	200	(194)	(97.0)%

Comprehensive loss	$(21,464)	$(15,028)	$(6,436)	42.8%

(1)	Not meaningful.

Total Hotel Revenues. Total hotel revenues increased 11.6% to $304.8 million in 2007 compared to $273.1 million in 2006. RevPAR from our comparable Owned Hotels for 2007 and 2006, which includes Hudson, Morgans, Delano and Clift and excludes Royalton and Mondrian Los Angeles, which were under renovation during 2007, and Mondrian Scottsdale, which was under renovation in 2006, increased 14.2% to $266 in 2007 compared to $233 in 2006. The components of RevPAR from our comparable Owned Hotels in 2007 and 2006 are summarized as follows:

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
Food and beverage revenue increased 17.0% to $104.3 million in 2007 compared to $89.1 million in 2006. The increase in food and beverage revenue is primarily due to Mondrian Scottsdale and Hudson. During 2006, the restaurant and bars at Mondrian Scottsdale were operating on a limited service basis while the entire hotel was under renovation. The restaurant and bars at Mondrian Scottsdale opened in late January 2007 resulting in an increase of $5.7 million, for the year ended December 31, 2007 as compared to 2006. The food and beverage revenues at Hudson increased $5.4 million for the year ended December 31, 2007 as compared to 2006. The growth in the food and beverage revenues at the Hudson was primarily attributable to catering that was previously outsourced being performed in-house beginning in February 2007. Beginning in February 2007, Hudson began recording food and beverage revenues and expense for the catering department. Further, contributing to the overall increase in food and beverage revenues, the Company’s restaurants and bars are destinations in their own right, with a local customer base in addition to hotel guests; accordingly their revenue performance is driven by local market factors in the restaurant and bar business.
Other hotel revenue decreased by $1.7 million to $13.8 million in 2007 compared to $15.4 million in 2006. The decline is primarily due to the decline in telephone revenues of 15.7% in 2007 compared to 2006. The decline in telephone revenues is an industry-wide issue primarily caused by the increased use of cell phones.
Management Fee — Related Parties and Other Income. Management fee — related parties and other income increased by 107.3% to $18.2 million in 2007 compared to $8.8 million in 2006 due primarily to management fees earned relating to Hard Rock.
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
Corporate expenses, including stock compensation increased by 63.9% to $44.7 million in 2007 compared to $27.3 million in 2006. This increase is due primarily to the increase in stock compensation expense of $11.6 million due to additional expense recognized in connection with the resignation of our former president and chief executive officer in September 2007 and additional annual stock-based compensation granted to non-employee directors, officers and employees during 2007. Further, this increase is due to increased payroll and payroll related costs incurred as a result of the hiring of additional employees due to the expansion of the Company’s hotel portfolio and development efforts, as well as increased legal fees and Sarbanes-Oxley compliance costs.
Depreciation and amortization increased 13.6% to $21.7 million in 2007 compared to $19.1 million in 2006. This increase is a result of the renovations at Delano Miami, which took place in late 2006 and during 2007, and at Royalton, which took place during 2007.
Restructuring, development and disposal costs increased 99.6% to $3.2 million in 2007 as compared to $1.6 million in 2006. The increase in the expense is primarily related to increased costs related to abandoned development projects.
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
The components of RevPAR from our comparable Joint Venture Hotels for 2007 and 2006, which includes Sanderson, St Martins Lane and Shore Club, but excludes Hard Rock, as we invested in this hotel in February 2007, and Mondrian South Beach, which was in the development phase during the periods, are summarized as follows:

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
Other non-operating expense decreased 17.0% to $1.5 million in 2007 as compared to $1.8 million in 2006. The expense recognized during 2007 primarily relates to expenses incurred in connection with the resignation of our former president and chief executive officer in September 2007 as well as legal expenses related to the Shore Club litigation. This was partially offset by a $6.1 million fee earned in facilitating the transfer of our former joint venture partner’s interest of the London hotels to our current joint venture partner in February 2007. In 2006, the other non-operating expenses are primarily due to expenses incurred in connection with the Shore Club litigation.
Income tax (benefit) expense resulted in a benefit of $9.1 million in 2007 compared to an expense of $11.2 million in 2006. The 2007 income tax benefit was due primarily to the recording of deferred tax assets from the unconsolidated subsidiaries losses and stock compensation expense. The expense recognized in 2006 was due primarily to the recording of a deferred tax liability as a result of difference in basis of assets and liabilities as part of the formation and structuring transaction undertaken in connection with our IPO. We are subject to corporate Federal and state income taxes effective February 17, 2006.
Liquidity and Capital Resources
As of December 31, 2008, we had approximately $49.2 million in cash and cash equivalents. We also had availability under our Revolving Credit Facility (as defined below), before $15.3 million of outstanding letters of credit posted against the Revolving Credit Facility, of approximately $68.7 million, with a potential increase to $177.2 million, before such posted letters of credit, at our option by increasing the amount of the borrowing capacity on Delano Miami through a mortgage filing and upon payment of the related additional recording tax. Our ability to borrow under the Revolving Credit Facility and the amount of cash that may need to be retained from such borrowings also depends on our ability to maintain the financial covenants described below. If current economic conditions continue, however, we expect that this borrowing base will be significantly reduced in the future. As a result, we cannot assure you of the future amount, if any, that will be available under our Revolving Credit Facility. See “Debt — Revolving Credit Facility.” We have both short-term and long-term liquidity requirements as described in more detail below.
Liquidity Requirements
Short-Term Liquidity Requirements. We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred within the next 12 months and believe those requirements currently consist primarily of funds necessary to pay operating expenses and other expenditures directly associated with our properties, including the funding of our reserve accounts, capital commitments associated with certain of our development projects, and payment of scheduled debt maturities, unless otherwise extended or refinanced.
We are obligated to maintain reserve funds for capital expenditures at our Owned Hotels as determined pursuant to our debt and lease agreements related to such hotels, with the exception of Delano Miami, Royalton and Morgans. Our Joint Venture Hotels generally are subject to similar obligations under debt agreements related to such hotels, or under our management agreements. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. Such agreements typically require us to reserve funds at amounts equal to 4% of the hotel’s revenues and require the funds to be set aside in restricted cash. In addition, our restaurant joint ventures require the ventures to set aside restricted cash of between 2% to 4% of gross revenues of the restaurant. Our Owned Hotels that were not subject to these reserve funding obligations — Delano Miami, Royalton, and Morgans — underwent significant room and common area renovations during 2006, 2007 and 2008, and as such, are not expected to require a substantial amount of capital spending during 2009.

In addition to reserve funds for capital expenditures, our debt and lease agreements also require us to deposit cash into escrow accounts for taxes, insurance and debt service payments. As of December 31, 2008, total restricted cash was $21.5 million.
Further, we anticipate that during 2009, we have aggregate capital commitments or plans to fund development projects of approximately $22.0 million including approximately $11.1 million of letters of credit to fund the expansion of the Hard Rock and approximately $4.2 million of letters of credit, that have now been drawn, to fund the completion of Boston Ames.
We expect to meet our short-term liquidity needs for the next 12 months through existing cash balances and cash provided by our operations; if necessary, we will also access borrowings under our Revolving Credit Facility. See also “—Potential Capital Expenditures and Liquidity Requirements” below for additional liquidity that may be required in the short-term, depending on market and other circumstances, including our ability to refinance or extend existing debt.
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
Our non-recourse mortgage financing on Hudson and Mondrian Los Angeles, discussed below in “Debt —Mortgage Agreement,” consisting of a $217.0 million first mortgage note secured by Hudson, a $32.5 million mezzanine loan secured by a pledge of the equity interests in our subsidiary owning Hudson, and a $120.5 million first mortgage note secured by Mondrian Los Angeles (collectively, the “Mortgages”) all mature on July 15, 2010. We have the option of extending the maturity date of the Mortgages to October 15, 2011 provided that certain extension requirements are achieved, including maintaining a debt service coverage ratio, as defined in the Mortgages, for the two fiscal quarters preceding the maturity date of 1.55 to 1.00 or greater. A portion of the Mortgages may need to be repaid in order to meet this covenant, or alternatively, we may consider refinancing the Mortgages.
Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, equity and debt offerings, borrowings under our Revolving Credit Facility, and long-term mortgages on our properties. Other sources may include cash generated through asset dispositions and joint venture transactions. Additionally, we may secure other financing opportunities. This may include permanent mortgage financing on one or more of our hotels that currently secure our Revolving Credit Facility—Delano Miami, Royalton and Morgans. Given the current economic environment and turmoil in the credit markets, however, we may not be able to obtain such financings on terms acceptable to us or at all. We may require additional borrowings, including borrowings under our Revolving Credit Facility, to satisfy our long-term liquidity requirements.
Although the credit and equity markets are currently in economic turmoil, we believe that these sources of capital will become available to us in the future to fund our long-term liquidity requirements. However, our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unleveraged assets, borrowing restrictions imposed by existing lenders and general market conditions. We will continue to analyze which source of capital is most advantageous to us at any particular point in time.
Potential Capital Expenditures and Liquidity Requirements
In addition to our expected short-term and long-term liquidity requirements, our liquidity requirements could also be affected by possible required expenditures or liquidity requirements at certain of our Owned Hotels or Joint Venture Hotels, as discussed below.
Mondrian Scottsdale Mortgage and Mezzanine Agreements. Mondrian Scottsdale is subject to $40.0 million of non-recourse mortgage and mezzanine financing, for which Morgans Group LLC has provided a standard non-recourse carve-out guaranty. These loans mature on June 1, 2009. While there are two one-year extension options, we do not believe that we will qualify for the one-year extension option in June 2009, and we may be unable to extend or refinance these loans. As such, we will continue to discuss various options with the lenders. We do not anticipate committing significant monies toward Mondrian Scottsdale in 2009. As of December 31, 2008, management concluded that Mondrian Scottsdale was impaired.
Gale Promissory Note. In November 2008, we extended our $10.0 million interest-only, non-recourse promissory note issued to purchase the Gale in South Beach to January 2010. Management does not intend to commence development of this hotel unless financing is available and will evaluate its options prior to maturity of the non-recourse promissory note.

Potential Litigation. We may have potential liability in connection with certain claims by a designer for which we have accrued $13.2 million as of December 31, 2008, as discussed in “Item 3 — Legal Proceedings —Potential Litigation” and Note 6 of the Consolidated Financial Statements.
Mondrian South Beach Mortgage and Mezzanine Agreements. On November 25, 2008, together with our joint venture partner, we amended and restated the non-recourse mortgage loan and mezzanine loan agreements related to the Mondrian South Beach to provide for, among other things, four one-year extension options of the third-party financing totaling $107.1 million as of December 31, 2008. Under the amended agreements, the initial maturity date of August 1, 2009 can be extended to July 29, 2013, subject to certain conditions including an amortization payment of approximately $17.5 million on August 1, 2009 for the first such annual extension. A portion of the proceeds obtained from condominium sales may be used to pay down all or part of this $17.5 million extension obligation, although there can be no assurances that such sale proceeds will be sufficient to cover the obligation. Further extensions require repayment of additional amounts and the satisfaction of certain financial covenants. A standard non-recourse carve-out guaranty by Morgans Group LLC is in place for the Mondrian South Beach loans.
Hard Rock Construction and Acquisition Loans. On February 2, 2007, our Hard Rock joint venture closed on $760.0 million of acquisition financing in connection with the acquisition of the Hard Rock, and on June 6, 2008, our Hard Rock joint venture closed on $620.0 million of the construction financing for the expansion of the Hard Rock. Both loans mature on February 9, 2010, with two one-year extension options, subject to certain conditions. We have entered into standard joint and several guarantees in connection with these loans, including construction completion guarantees, in connection with the Hard Rock expansion, which is scheduled to be completed in 2009. In our joint venture agreement with DLJMB, we have agreed to be responsible for the first $50.0 million of exposure on the completion guarantees, subject to certain conditions. As of December 31, 2008, the construction and expansion work was progressing generally on time and on budget, but large construction projects such as this are complicated and hard to predict, and there can be no assurance that we will not be required to fund some amounts under this or other guarantee obligations.
Hard Rock Land Loan. On August 1, 2008, a subsidiary of the Hard Rock joint venture completed an intercompany land purchase with respect to an 11-acre parcel of land located adjacent to the Hard Rock. In connection with the intercompany land purchase a subsidiary entered into a $50.0 million land acquisition financing agreement with various lenders. All outstanding amounts owed under the loan agreement become due and payable no later than August 9, 2009, subject to two six-month extension options. The Hard Rock joint venture is currently considering various options with respect to the adjacent land, including selling a portion of the land to a third party. We have entered into a standard joint and several non-recourse carve-out guaranty in connection with this financing agreement, although in our joint venture agreement, DLJMB has agreed to be responsible for 100% of any liability under the guaranty, subject to certain conditions.
Morgans Europe Mortgage Agreement. Morgans Europe, the 50/50 joint venture through which we own interests in two hotels located in London, England, St Martins Lane and Sanderson, has outstanding mortgage debt of £102.6 million as of December 31, 2008 which matures on November 24, 2010. The joint venture is currently considering various options with respect to the refinancing of this mortgage obligation.
Other Possible Uses of Capital. We have a number of owned expansion and development projects under consideration at our discretion, including the Gale in South Beach, the development of the lower level at Hudson, and the development of up to 30 guest rooms from rooms that were formerly SRO units at Hudson. We also have two joint venture projects, Mondrian SoHo and Boston Ames, under development which may require additional equity investments and/or credit support to complete.
Comparison of Cash Flows for the Year Ended December 31, 2008 to December 31, 2007
Given the current economic downturn, we have implemented various cost—saving initiatives in 2008 and 2009, which we believe will help prepare us for the anticipated continuing economic challenges during 2009. We believe that our properties will continue to generate positive cash flow as a result of our focus on operational efficiencies and these cost-saving initiatives.
Operating Activities. Net cash provided by operating activities was $25.7 million for the year ended December 31, 2008 as compared to $49.9 million for the year ended December 31, 2007. The decrease in cash provided by operating activities is primarily due to changes in working capital and lower operating cash flow due to hotels under renovation and the impact of the current economic downturn, particularly in the fourth quarter of 2008.

Investing Activities. Net cash used in investing activities amounted to $46.3 million for the year ended December 31, 2008 as compared to $105.5 million for the year ended December 31, 2007. The decrease in cash used in investing activities primarily relates to the $30.0 million deposit we made in February 2007 related to our investment in the Echelon Las Vegas project, which was returned to us in September 2008 as a result of the amended joint venture agreement with Boyd. Additionally, we received a dividend of $11.5 million from our London joint venture in December 2008.
Financing Activities. Net cash used in financing activities amounted to $52.9 million for the year ended December 31, 2008 as compared to net cash provided by financing activities of $150.9 million for the year ended December 31, 2007. In 2007, the Company completed an equity offering in July 2007 and a convertible debt offering in October 2007, for which there were no comparable offerings in 2008.
Debt
Revolving Credit Facility. On October 6, 2006, we and certain of our subsidiaries entered into a revolving credit facility in the initial commitment amount of $225.0 million, which includes a $50.0 million letter of credit sub-facility and a $25.0 million swingline sub-facility (collectively, the “Revolving Credit Facility”) with Wachovia Capital Markets, LLC and Citigroup Global Markets Inc. We may also, at our option, with the prior consent of the lenders and subject to customary conditions, request an increase in the aggregate commitment under the Revolving Credit Facility to up to $350.0 million.
The amount available for borrowings under the Revolving Credit Facility is contingent upon the borrowing base, which is calculated by reference to the appraised value and implied debt service coverage value of certain collateral properties securing the Revolving Credit Facility. As of December 31, 2008, the available borrowing base, before $15.3 million outstanding letters of credit posted against the Revolving Credit Facility, was approximately $68.7 million, with a potential increase to $177.2 million, before such posted letters of credit, at our option by increasing the amount of the borrowing capacity on Delano Miami through a mortgage filing and upon payment of the related additional recording tax. If current economic conditions continue, however, we expect that this borrowing base will be significantly reduced in the future. As a result, we cannot assure you of the future amount, if any, that will be available under our Revolving Credit Facility. Our ability to borrow under the Revolving Credit Facility and the amount of cash that may need to be retained from such borrowings also depends on our ability to maintain the financial covenants described below.
The commitments under the Revolving Credit Facility terminate on October 5, 2011, at which time all outstanding amounts under the Revolving Credit Facility will be due and payable.
The interest rate per annum applicable to loans under the Revolving Credit Facility is at a fluctuating rate of interest measured by reference to, at our election, either LIBOR or a base rate, plus a borrowing margin. LIBOR loans have a borrowing margin of 1.35% to 1.90%, based on our total leverage ratio (with an initial borrowing margin of 1.35%), and base rate loans have a borrowing margin of 0.35% to 0.90%, based on our total leverage ratio (with an initial borrowing margin of 0.35%). The Revolving Credit Facility also provides for the payment of a quarterly unused facility fee equal to the average daily unused amount for each quarter multiplied by 0.25%.
The Revolving Credit Facility requires us to maintain for each four-quarter period a total leverage ratio (defined generally as total consolidated indebtedness, net of cash and excluding indebtedness related to the Convertible Notes (defined below), the Trust Notes (defined below) and the Clift lease obligation to consolidated EBITDA excluding Clift’s EBITDA) of no more than 7.0 to 1.0 at any time during 2008, and 6.0 to 1.0 at any time after December 31, 2008, and a fixed charge coverage ratio (defined generally as consolidated EBITDA excluding Clift’s EBITDA to consolidated interest expense excluding Clift’s interest expense) of no less than 1.75 to 1.00 at all times. As of December 31, 2008, our leverage ratio was 4.5 times and our fixed charge coverage ratio was 2.3 times under these financial covenants. The Revolving Credit Facility contains negative covenants, subject in each case to certain exceptions, restricting incurrence of indebtedness, incurrence of liens, fundamental changes, acquisitions and investments, asset sales, transactions with affiliates and restricted payments, including, among others, a covenant prohibiting us from paying cash dividends on our common stock.
The Revolving Credit Facility provides for customary events of default, including failure to pay principal or interest when due, failure to comply with covenants, any representation proving to be incorrect, defaults relating to acceleration of certain other indebtedness of at least $10.0 million in the aggregate, certain insolvency and receivership events affecting us, judgments in excess of $5.0 million in the aggregate being rendered against us, the acquisition by any person of 40% or more of any outstanding class of capital stock having ordinary voting power in the election of our Directors, and the incurrence of certain ERISA liabilities in excess of $5.0 million in the aggregate.

As of December 31, 2008, we were in compliance with the financial covenants set forth in the Revolving Credit Facility, trust preferred securities and other debt instruments. Our compliance with the financial covenants, and our ability to borrow under the Revolving Credit Facility, however, may be negatively impacted by any deterioration in our operations brought on by the current economic downturn, potential further declines in hotel property values, and additional borrowings necessary to maintain our liquidity and meet our capital and financing obligations. In the event we breach our financial covenants, we would be in default under the Revolving Credit Facility, the trust preferred securities and/or certain other agreements, which could allow the lenders to declare all amounts outstanding under the applicable agreements to become due and payable. Additionally, an acceleration event under one debt instrument could allow for acceleration under other debt instruments. If this happens, there would be a material adverse effect on our financial position and results of operations.
Obligations under the Revolving Credit Facility are secured by, among other collateral, a mortgage on Delano Miami and the pledge of equity interests in Morgans Group LLC and certain of our subsidiaries, including the owners of Delano Miami, Royalton and Morgans, as well as a security interest in certain other significant personal property (including applicable trademarks and other intellectual property, reserves and deposits) relating to those hotels.
The Revolving Credit Facility is available on a revolving basis for general corporate purposes, including acquisitions. As of December 31, 2008, there were no borrowings outstanding under the Revolving Credit Facility, although there were approximately $15.3 million in letters of credit posted under the Revolving Credit Facility in connection with funding commitments at the Hard Rock and Boston Ames as described above.
Mortgage Agreements. Also on October 6, 2006, our subsidiaries entered into non-recourse mortgage financings with Wachovia Bank, National Association, as lender, consisting of two separate mortgage loans and a mezzanine loan. These loans, a $217.0 million first mortgage note secured by Hudson, a $32.5 million mezzanine loan secured by a pledge of the equity interests in our subsidiary owning Hudson, and a $120.5 million first mortgage note secured by Mondrian Los Angeles, collectively, the Mortgages, all mature on July 15, 2010.
The Mortgages bear interest at a blended rate of 30-day LIBOR plus 125 basis points. We have the option of extending the maturity date of the Mortgages to October 15, 2011 provided that certain extension requirements are achieved, including maintaining a debt service coverage ratio, as defined, at the subsidiary owning the relevant hotel for the two fiscal quarters preceding the maturity date of 1.55 to 1.00 or greater. We maintain swaps that effectively fix the LIBOR rate on the debt under the Mortgages at approximately 5.0% through the initial maturity date.
The prepayment clause in the Mortgages permits us to prepay the Mortgages in whole or in part on any business day.
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
As of December 31, 2008, we were in compliance with the covenants of the Mortgages.

Notes to a Subsidiary Trust Issuing Preferred Securities. In August 2006, we formed a trust, MHG Capital Trust I (the “Trust”), to issue $50.0 million of trust preferred securities in a private placement. The sole assets of the Trust consist of the trust notes (the “Trust Notes”) due October 30, 2036 issued by Morgans Group LLC and guaranteed by Morgans Hotel Group Co. The Trust Notes have a 30-year term, ending October 30, 2036, and bear interest at a fixed rate of 8.68% for the first 10 years, ending October 2016, and thereafter will bear interest at a floating rate based on the three-month LIBOR plus 3.25%. These securities are redeemable by the Trust at par beginning on October 30, 2011.
The Trust Note agreement requires that we do not fall below a fixed charge coverage ratio, defined generally as the ratio of consolidated EBITDA excluding Clift’s EBITDA over consolidated interest expense excluding Clift’s interest expense, of 1.4 to 1.0 for four consecutive quarters. As of December 31, 2008, our fixed charge coverage ratio under this financial covenant was 2.4 and we were in compliance with the covenants of the Trust Note agreement.
Clift. We lease Clift under a 99-year non-recourse lease agreement expiring in 2103. The lease is accounted for as a financing with a balance of $81.6 million at December 31, 2008. The lease payments are $6.0 million per year through October 2014 with inflationary increases at five-year intervals thereafter beginning in October 2014.
Hudson. We lease two condominium units at Hudson which are reflected as capital leases with balances of $6.1 million at December 31, 2008. Currently annual lease payments total approximately $800,000 and are subject to increases in line with inflation. The leases expire in 2096 and 2098.
Promissory Note. The purchase of the Gale, the property across from the Delano Miami, was partially financed with the issuance of a $10.0 million three-year interest only non-recourse promissory note by us to the seller, with a scheduled maturity of January 24, 2009. At December 31, 2008, the note bore interest at 10.0%. In November 2008, we extended the maturity of the note until January 24, 2010 and agreed to pay 11.0% interest for the extension year which we were required to prepay in full at the time of the extension. The obligations under the note are secured by the property. Additionally, in January 2009, we borrowed an additional $0.5 million to obtain necessary permits. This $0.5 million promissory note matures on January 24, 2010 and bears interest at 11%. The obligations under this note are secured with a pledge of the equity interests in our subsidiary that owns the Gale.
Mondrian Scottsdale Debt. In May 2006, we obtained non-recourse mortgage financing on Mondrian Scottsdale. The $40.0 million loan, which accrues interest at LIBOR plus 2.30%, matures on June 1, 2009 with two remaining one-year extension options. We have purchased an interest rate cap which limits the interest rate exposure to 6.0% through June 1, 2009. We do not believe that we will qualify for the extension options, and we may be unable to extend or refinance these loans. As a result, we will continue to discuss our options with the lenders. We do not anticipate committing significant monies toward Mondrian Scottsdale in 2009. As of December 31, 2008, management concluded that Mondrian Scottsdale was impaired.
Convertible Notes. On October 17, 2007, we completed an offering of $172.5 million aggregate principal amount of 2.375% Senior Subordinated Convertible Notes (“Convertible Notes”) in a private offering, which included an additional issuance of $22.5 million in aggregate principal amount of Convertible Notes as a result of the initial purchasers’ exercise in full of their overallotment option. The Convertible Notes are senior subordinated unsecured obligations of the Company and are guaranteed on a senior subordinated basis by our operating company, Morgans Group LLC. The Convertible Notes are convertible into shares of our common stock under certain circumstances and upon the occurrence of specified events.
In connection with the private offering, the Company entered into certain Convertible Note hedge and warrant transactions. These transactions are intended to reduce the potential dilution to the holders of our common stock upon conversion of the Convertible Notes and will generally have the effect of increasing the conversion price of the Convertible Notes to approximately $40.00 per share, representing a 82.23% premium based on the closing sale price of our common stock of $21.95 per share on October 11, 2007. The net proceeds to us from the sale of the Convertible Notes were approximately $166.8 million (of which approximately $24.1 million was used to fund the Convertible Note call options and warrant transactions).

Contractual Obligations
We have various contractual obligations that are recorded as liabilities in our consolidated financial statements. We also enter into other purchase commitments and other executory contracts that are not recognized as liabilities until services are performed or goods are received. The following table summarizes our contractual obligations and other commitments (excluding interest, except as indicated, and debt obligations at our Joint Venture Hotels) as of December 31, 2008:

	Payments Due by Period
		Less Than 1			More Than
Contractual Obligations	Total	Year	1 to 3 Years	3 to 5 Years	5 Years
	(In thousands)
Mortgages	$410,000	$40,000	$370,000	$—	$—
Promissory note on Gale	10,000	—	10,000	—	—
Liability to subsidiary trust	50,100	—	—	—	50,100
Convertible Notes	172,500	—	—	—	172,500
Funding of outstanding letters of credit	15,300	15,300	—	—	—
Interest on mortgage and notes payable	159,430	28,921	26,141	8,697	95,671
Capitalized lease obligations including amounts representing interest	126,788	606	1,466	489	124,227
Operating lease obligations	32,507	1,056	2,184	2,290	26,977
Clift pre-petition liabilities	571	571	—	—	—

Total	$977,196	$86,454	$409,791	$11,476	$469,475

As described in “— Derivative Financial Instruments” below, we use some derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. As such, the interest rate on our debt is fixed for the majority of our outstanding debt, which is reflected in the table above.
We have a series of 50/50 joint ventures with Chodorow Ventures LLC and affiliates, or Chodorow, for the purpose of owning and operating restaurants, bars and other food and beverage operations at certain of our hotels. Currently, the joint ventures operate the restaurants in Morgans, Hudson, Delano Miami, Mondrian Los Angeles, Clift, Sanderson, St Martins Lane, and Mondrian South Beach as well as the bars in Delano Miami, Sanderson and St Martins Lane. Pursuant to various agreements, the joint ventures lease space from the hotels and pay a management fee to Chodorow. The management fee is typically equal to 3% of the gross revenues generated by the operation. The agreements expire on various dates through 2017 and generally have one or two five-year renewal periods at the restaurant venture’s option. Further, we are required to fund negative cash flows in certain of these restaurants. Fees to be paid to Chodorow and requirements to fund negative cash flow cannot be currently measured and therefore are not included in the table above.
We have license and management agreements with affiliates of Chodorow for the purpose of operating the Asia de Cuba restaurant at Mondrian Scottsdale. This restaurant is managed by Chodorow in return for management and license fees. The agreements expire in 2017 and include an option to extend at the discretion of Chodorow. The restaurant is owned by the Company.
Seasonality
The hospitality business is seasonal in nature. For example, our Miami hotels are generally strongest in the first quarter, whereas our New York hotels are generally strongest in the fourth quarter. Quarterly revenues also may be adversely affected by events beyond our control, such as the current recession, extreme weather conditions, terrorist attacks or alerts, natural disasters, airline strikes, and other considerations affecting travel. Room revenues by quarter for our comparable Owned Hotels (excluding Mondrian Los Angeles, Morgans and Royalton) during 2008 and 2007 help demonstrate this seasonality, as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In millions)
Room Revenues
2007	$33.1	$34.7	$31.1	$40.2
2008	$35.1	$36.2	$34.0	$33.1
To the extent that cash flows from operations are insufficient during any quarter, due to temporary or seasonal fluctuations in revenues, we may have to enter into additional short-term borrowings or draw on our revolving credit facility to meet cash requirements.

Capital Expenditures and Reserve Funds
We are obligated to maintain reserve funds for capital expenditures at our Owned Hotels as determined pursuant to our debt and lease agreements related to such hotels, with the exception of Delano Miami, Royalton and Morgans. Our Joint Venture Hotels generally are subject to similar obligations under debt agreements related to such hotels, or under our management agreements. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. Such agreements typically require us to reserve funds at amounts equal to 4% of the hotel’s revenues and require the funds to be set aside in restricted cash. In addition, our restaurant joint ventures require the ventures to set aside restricted cash of between 2% to 4% of gross revenues of the restaurant. As of December 31, 2008, $4.3 million was available in restricted cash reserves for future capital expenditures under these obligations related to our Owned Hotels.
The lenders under the Mortgages require the Company’s subsidiary borrowers to fund reserve accounts to cover monthly debt service payments. Those subsidiary borrowers are also required to fund reserves for property, sales and occupancy taxes, insurance premiums, capital expenditures and the operation and maintenance of those hotels. Reserves are deposited into restricted cash accounts and are released as certain conditions are met. The Company’s subsidiary borrowers are not permitted to have any liabilities other than certain ordinary trade payables, purchase money indebtedness, capital lease obligations, and certain other liabilities.
During 2006, 2007 and 2008, our Owned Hotels that were not subject to these reserve funding obligations — Delano Miami, Royalton, and Morgans — underwent significant room and common area renovations, and as such, are not expected to require a substantial amount of capital spending during 2009. Management will evaluate the capital spent at these properties on an individual basis and ensure that such decisions do not impact the overall quality of our hotels or our guests’ experience.
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
On February 22, 2006, we entered into an interest rate forward starting swap that effectively fixes the interest rate on $285.0 million of mortgage debt at approximately 4.25% on Mondrian Los Angeles and Hudson from June 2007 through July 2010. This derivative qualifies for hedge accounting treatment per SFAS No. 133 and accordingly, the change in fair value of this instrument is recognized in other comprehensive income.
In connection with the Mortgages, the Company also entered into an $85.0 million interest rate swap that effectively fixes the LIBOR rate on $85.0 million of the debt at approximately 5.0% with an effective date of July 9, 2007 and a maturity date of July 15, 2010. This derivative qualifies for hedge accounting treatment per SFAS No. 133 and accordingly, the change in fair value of this instrument is recognized in other comprehensive income.
In May 2006, we entered into an interest rate cap agreement with a notional amount of $40.0 million, the expected full amount of debt secured by Mondrian Scottsdale, with a LIBOR cap of 6.00% through June 1, 2009. This derivative qualifies for hedge accounting treatment per SFAS No. 133 and accordingly, the change in fair value of this instrument is recognized in other comprehensive income.
In connection with the sale of the Convertible Notes (discussed above) we entered into call options which are exercisable solely in connection with any conversion of the Convertible Notes and pursuant to which we will receive shares of our common stock from counterparties equal to the number of shares of our common stock, or other property, deliverable by us to the holders of the Convertible Notes upon conversion of the Convertible Notes, in excess of an amount of shares or other property with a value, at then current prices, equal to the principal amount of the converted Convertible Notes. Simultaneously, we also entered into warrant transactions, whereby we sold warrants to purchase in the aggregate 6,415,327 shares of our common stock, subject to customary anti-dilution adjustments, at an exercise price of approximately $40.00 per share of common stock. The warrants may be exercised over a 90-day trading period commencing January 15, 2015. The call options and the warrants are separate contracts and are not part of the terms of the Convertible Notes and will not affect the holders’ rights under the Convertible Notes. The call options are intended to offset potential dilution upon conversion of the Convertible Notes in the event that the market value per share of the common stock at the time of exercise is greater than the exercise price of the call options, which is equal to the initial conversion price of the Convertible Notes and is subject to certain customary adjustments.

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
Morgans Europe’s net income or loss and cash distributions or contributions are allocated to the partners in accordance with ownership interests. At December 31, 2008, we had a negative investment in Morgans Europe of $2.7 million. We account for this investment under the equity method of accounting. Our equity in income or loss of the joint venture was a loss of $4.4 million for the year ended December 31, 2008.
Mondrian South Beach. We own a 50% interest in Mondrian South Beach, a recently renovated apartment building which was converted into a condominium and hotel. Mondrian South Beach opened in December 2008, at which time we began operating the property under a long-term management contract.
We account for this investment under the equity method of accounting. At December 31, 2008, our investment in Mondrian South Beach was $24.8 million. Our equity in loss of Mondrian South Beach was a loss of $3.6 million for the year ended December 31, 2008.
Hard Rock. As of December 31, 2008, we owned a 20.1% interest in the Hard Rock, based on cash contributions, through a joint venture with DLJMB. We also manage the Hard Rock under a management agreement, for which we receive a management fee and a chain service expense reimbursement based on a percentage of all non-gaming revenue including rental income, and a fixed annual gaming facilities support fee. We can also earn an incentive management fee based on EBITDA, as defined, above certain levels. We account for this investment under the equity method of accounting. At December 31, 2008, we had a negative investment in the Hard Rock of $11.1 million. Our equity in loss of this venture was $48.0 million for the year ended December 31, 2008.
Echelon Las Vegas. In January 2006, we entered into a 50/50 joint venture agreement with a subsidiary of Boyd to develop Delano Las Vegas and Mondrian Las Vegas as part of Boyd’s Echelon project. We account for this investment under the equity method of accounting. On August 1, 2008, Boyd delayed the Echelon project due to difficult economic conditions and capital markets and the joint venture agreement was amended. See “Item 1 — 2008 Transactions and Developments — Echelon Las Vegas.” At December 31, 2008 our investment in the joint venture was $17.2 million. Our investment balance was reduced in 2008 by approximately $30.0 million as a result of the return of the deposit we had been required to give Boyd upon consummation of the Hard Rock transaction. Our equity in loss of the joint venture was $0.9 million year ended December 31, 2008.
Mondrian SoHo. In June 2007, we contributed approximately $5.0 million for a 20% equity interest in a joint venture with Cape Advisors Inc. which is developing a Mondrian hotel in the SoHo neighborhood of New York City. Upon completion, we expect to operate the hotel under a 10-year management contract with two 10-year extension options. As of December 31, 2008 our investment in the Mondrian SoHo venture was $7.6 million.
Boston Ames. On June 17, 2008 the Company, Normandy Real Estate Partners, and local partner Ames Hotel Partners, entered into a joint venture to develop the Boston Ames hotel in Boston, Massachusetts. Upon completion, we expect to operate Boston Ames under a 20-year management contract. Boston Ames is currently expected to open in late 2009 or early 2010. We expect to have an approximately 35% economic interest in the joint venture. As of December 31, 2008, our investment in the Boston Ames joint venture was $7.0 million. In addition, on February 24, 2009 and March 11, 2009, we funded an additional $0.4 million and $3.8 million, respectively, in connection with draws of outstanding letters of credit. The project is expected to qualify for federal and state historic rehabilitation tax credits.
Convertible Note Call and Warrant Options. In connection with the issuance of the Convertible Notes (discussed above), we entered into convertible note hedge transactions with respect to our common stock (the “Call Options”) with Merrill Lynch Financial Markets, Inc. and Citibank, N.A. (collectively, the “Hedge Providers”). The Call Options are exercisable solely in connection with any conversion of the Convertible Notes and pursuant to which we will receive shares of our common stock from the Hedge Providers equal to the number of shares issuable to the holders of the Convertible Notes upon conversion. We paid approximately $58.2 million for the Call Options.
In connection with the sale of the Convertible Notes, we also entered into separate warrant transactions whereby we issued warrants (the “Warrants”) to purchase 6,415,327 shares of common stock, subject to customary anti-dilution adjustments, at an exercise price of approximately $40.00 per share of common stock. We received approximately $34.1 million from the issuance of the Warrants.
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
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”) which, among other things, provides guidance and establishes amended accounting and reporting standards for a parent company’s noncontrolling or minority interest in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company will adopt this Statement effective January 1, 2009 and will present its consolidated financial statements accordingly.
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
In February 2008, the FASB issued Staff Position No. FAS 157-2 which provides for a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. On January 1, 2009, the standard will also apply to all other fair value measurements. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No.161 requires enhanced disclosures related to derivative and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosure related to (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedge items are accounted for under SFAS No.133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No.161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim period beginning after November 15, 2008 with early application encouraged. We are currently evaluating the impact that SFAS No. 161 will have on the Company’s consolidated financial statement disclosures.
In May 2008, the FASB issued FASB Staff Position No. APB 14-1 (“FSP APB 14-1”) which clarifies the accounting for the Company’s convertible notes payable. FSP APB 14-1 requires the proceeds from the sale of the Company’s convertible notes to be allocated between a liability component and an equity component. The resulting debt discount must be amortized over the period the debt is expected to remain outstanding as additional interest expense. FSP APB 14-1 will require retroactive application to all periods presented and would be effective for fiscal years beginning after December 15, 2008. The FSP APB 14-1 is effective for us as of January 1, 2009 and early adoption is not permitted. The Company has evaluated the impact that FSP APB 14-1 will have on its consolidated financial statements once adopted and believes that the debt discount will be $15.9 million. The impact on the Company’s interest expense for 2007 and 2008 is an increase of approximately $0.5 million and $2.3 million, respectively, resulting in a net loss of $15.3 million and $57.6 for the years ended December 31, 2007 and 2008, respectively. The resulting loss per share would have been ($0.46) and ($1.83) for the years ended December 31, 2007 and 2008, respectively.

In June 2008, the FASB ratified EITF Issue 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, (“EITF 07-5”). Paragraph 11(a) of SFAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of operations would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. EITF 07-5 is effective on January 1, 2009. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements as it applies to our Convertible Notes.
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
•
Impairment of long-lived assets. When triggering events occur, we periodically review each property for possible impairment. Recoverability of such assets is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset, as determined by applying our operating budgets for future periods. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value. In this analysis of fair value, we use a discounted cash flow analysis to estimate the fair value of the asset taking into account each property’s expected cash flow from operations, holding period and net proceeds from the dispositions of the property. The factors we address in determining estimated net proceeds from disposition include anticipated operating cash flow in the year of disposition, terminal capitalization rate and selling price per room. Our judgment is required in determining the discount rate applied to estimated cash flows, the growth rate of the properties, the need for capital expenditures, as well as specific market and economic conditions. Additionally, the classification of these assets as held-for-sale requires the recording of these assets at our estimate of their fair value less estimated selling costs which can affect the amount of impairment recorded. As of December 31, 2008, management concluded, based on the discounted cash flow method, that Mondrian Scottsdale was impaired and that the fair value was in excess of the property’s carrying value by approximately $13.4 million. This impairment is reflected in our consolidated financial statements for the year ended December 31, 2008. As of December 31, 2008, management concluded that all other long-lived assets were not impaired.

•
Impairment of goodwill. Goodwill represents the excess purchase price over the fair value of net assets attributable to business acquisitions and combinations. We test for impairment of goodwill at least annually and generally at year end. We will test for impairment more frequently if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. In accordance with SFAS No. 142, management identifies potential impairments by comparing the fair value of the reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, including goodwill, the asset is not impaired. Any excess of carrying value over the implied fair value of goodwill would be recognized as an impairment loss in continuing operations. Management applies a five-year discounted cash flow method to perform its annual goodwill fair value impairment test using hotel operating budgets with conservative growth assumptions. For the year ended December 31, 2008, management used a growth assumption of 3%, which is less than the Company’s historical growth rates, given the current economic environment. The discount rate applied to the model is a weighted average of the Company’s cost of equity and debt and the cap rate is based on applicable market indices. As the Company has one reportable operating segment, management aggregates goodwill associated to all Owned Hotels when analyzing potential impairment. As of December 31, 2008, management concluded, based on the discounted cash flow method, that no goodwill impairment existed and that the Owned Hotels carrying value was well in excess of the implied fair value. Management does not believe it is reasonably likely that goodwill will become impaired in future periods, but will test before the 2009 year end if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

•
Depreciation and amortization expense. Depreciation expense is based on the estimated useful life of our assets. The respective lives of the assets are based on a number of assumptions made by us, including the cost and timing of capital expenditures to maintain and refurbish our hotels, as well as specific market and economic conditions. Hotel properties and other completed real estate investments are depreciated using the straight-line method over estimated useful lives of 39.5 years for buildings and generally five years for furniture, fixtures and equipment. While our management believes its estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income or the gain or loss on the sale of any of our hotels or other assets. We have not changed the estimated useful lives of any of our assets during the periods discussed and believe that the future useful lives of our assets will be consistent with historical trends and experience.

•
Derivative instruments and hedging activities. Derivative instruments and hedging activities require us to make judgments on the nature of our derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported as a component of interest expense in the consolidated/combined statements of operations or as a component of equity on the consolidated balance sheets. While we believe our judgments are reasonable, a change in a derivative’s fair value or effectiveness as a hedge could affect expenses, net income and equity. Management has concluded that the designation of our derivatives as an effective hedge or an ineffective hedge has not changed during 2008. Additionally, management determines fair value of our derivatives is in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). The valuation of interest rate caps and interest rate swaps is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. Management believes that the valuation approach is acceptable and that our derivatives are properly stated at December 31, 2008.

•
Consolidation Policy. We evaluate our variable interests in accordance with Financial Interpretation 46R to determine if they are variable interests in variable interest entities. Certain food and beverage operations at five of our Owned Hotels are operated under 50/50 joint ventures. We believe that we are the primary beneficiary of the entities because we absorb the majority of the restaurant ventures’ expected losses and residual returns. Therefore, the restaurant ventures are consolidated in our financial statements with our partner’s share of the results of operations recorded as minority interest in the accompanying financial statements. We have evaluated the applicability of FIN 46R to our investments in certain Joint Venture Hotels and related food and beverage operations at certain Joint Venture Hotels. We have determined that these ventures do not meet the requirements of a variable interest entity or we are not the primary beneficiary and therefore, consolidation of these ventures is not required. We account for these investments using the equity method as we believe we do not exercise control over significant asset decisions such as buying, selling or financing nor are we the primary beneficiary of the entities. Under the equity method, we increase our investment in unconsolidated joint ventures for our proportionate share of net income and contributions and decrease our investment balance for our proportionate share of net loss and distributions.

•
Stock-based Compensation. We have adopted the fair value method of accounting prescribed in SFAS No. 123 “Accounting for Stock Based Compensation” (“SFAS 123”) (as amended by SFAS No. 148 and SFAS 123(R)) for equity-based compensation awards. SFAS 123(R) requires an estimate of the fair value of the equity award at the time of grant rather than the intrinsic value method. For all fixed equity-based awards to employees and Directors, which have no vesting conditions other than time of service, the fair value of the equity award at the grant date will be amortized to compensation expense over the award’s vesting period on a straight-line basis. For performance-based compensation plans, we recognize compensation expense at such time when the performance hurdle is anticipated to be achieved over the performance period based upon the fair value at the date of grant. The fair value is determined based on the value of the Company’s common stock on the grant date of the award, or in the case of stock option awards, the Black-Scholes option pricing model. Management’s assumptions when applying the Black-Scholes model are derived based upon the risk profile and volatility of our common stock and our peer group. We believe that the assumptions that we have applied to stock-based compensation are reasonable and we will continue to review such assumptions quarterly and revise them as market conditions change and management deems necessary.

•
Deferred income taxes and valuation allowance. We account for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance will be provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Such valuation allowance will be estimated by management based on our projected future taxable income. The estimate of future taxable income is highly subjective. We have net operating loss for the tax year 2008 and anticipate that all or a major portion of the net operating loss will be utilized to offset any future gains on sale of assets. However, these assumptions may be inaccurate, and unanticipated events and circumstances may occur in the future. To the extent actual results differ from these estimates, our future results of operations may be affected. At December 31, 2008 and 2007, there is no valuation allowance set up to against any deferred tax assets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures About Market Risk
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Some of our outstanding debt has a variable interest rate. As described in “Management’s Discussion and Analysis of Financial Results of Operations — Derivative Financial Instruments” above, we use some derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of December 31, 2008, our total outstanding consolidated debt, including capitalized lease obligations, was approximately $730.4 million, of which approximately $410.0 million, or 56.1%, was variable rate debt.
We entered into hedging arrangements on $285.0 million of variable rate debt in connection with the mortgage debt on Hudson and Mondrian Los Angeles, which matures on July 9, 2010 and effectively fixes LIBOR at approximately 5.0%. At December 31, 2008, the one month LIBOR rate was 4.4%. If market rates of interest on this variable rate debt increase by 1.0%, or 100 basis points, the cap would be in the money and the maximum annual amount the interest expense would increase on this variable rate debt is $1.9 million due to our interest rate cap agreement, which would reduce future pre-tax earnings and cash flows by the same amount annually. If market rates of interest on this variable rate debt decrease by 1.0%, or 100 basis points, the decrease in interest expense would increase pre-tax earnings and cash flows by approximately $2.9 million annually.
In connection with the Mortgages, we also entered into an $85.0 million interest rate swap that effectively fixes the LIBOR rate on $85.0 million of the debt at approximately 4.9% with an effective date of July 9, 2007 and a maturity date of July 15, 2010. If market rates of interest on this variable rate debt increase by 1.0%, or 100 basis points, the swap would be in the money and the maximum annual amount the interest expense would increase on this variable rate debt is $0.5 million due to our interest rate swap agreement, which would reduce future pre-tax earnings and cash flows by the same amount annually. If market rates of interest on this variable rate debt decrease by 1.0%, or 100 basis points, the decrease in interest expense would increase pre-tax earnings and cash flows by approximately $0.9 million annually.
We also entered into hedging arrangements on $40.0 million of variable rate debt secured by Mondrian Scottsdale, with a LIBOR cap of 6.0% through June 1, 2009. If market rates of interest on this variable rate debt increase by 1.0%, or 100 basis points, the increase in interest expense would reduce future pre-tax earnings and cash flows by approximately $0.4 million annually. The maximum annual amount the interest expense would increase on this variable rate debt is $0.7 million due to our interest rate cap agreement. If market rates of interest on this variable rate debt decrease by 1.0%, or 100 basis points, the decrease in interest expense would increase pre-tax earnings and cash flows by approximately $0.4 million annually.
Our fixed rate debt consists of Trust Notes, the Convertible Notes, the promissory note on Gale, and the Clift lease, all further described above in “ Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt”. The fair value of some of this debt is greater than the book value. As such, if market rates of interest increase by 1.0%, or approximately 100 basis points, the fair value of our fixed rate debt would increase by approximately $5.4 million. If market rates of interest decrease by 1.0%, or 100 basis points, the fair value of our fixed rate debt would increase by $84.5 million.

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
Historically, we have not repatriated earnings from our London hotels because of our historical net losses in our United Kingdom operations and our joint venture agreement. During 2008, we repatriated approximately $11.5 million in cash dividends from the recapitalization of our London joint venture. The recapitalization required the consent of the lender and allows for future dividends from profits subject to lender consent.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements of Morgans Hotel Group Co. and the notes related to the foregoing financial statements, together with the independent registered public accounting firm’s reports thereon, are set forth on pages F-1 through F-36 of this report. Additionally, the consolidated financial statements of the Company’s significant subsidiaries are filed as Exhibits 99.1, 99.2, 99.3 and 99.4 to this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15) that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In connection with the preparation of the Company’s annual financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. The assessment was based upon the framework described in “Integrated Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of internal control over financial reporting. We have reviewed the results of the assessment with the Audit Committee of our Board of Directors.
Based on our assessment under the criteria set forth in COSO, management has concluded that, as of December 31, 2008, the Company maintained effective internal control over financial reporting.
BDO Seidman, LLP, an independent registered public accounting firm, that audited our Financial Statements included in this Annual Report has issued an attestation report on our internal control over financial reporting as of December 31, 2008, which appears in Item 9A, below.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Board of Directors and Stockholders
Morgans Hotel Group Co.
475 Tenth Avenue
New York, NY 10018
We have audited Morgans Hotel Group Co.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Morgans Hotel Group Co.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Morgans Hotel Group Co. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Morgans Hotel Group Co. as of December 31, 2008 and 2007, and the related consolidated/combined statements of operations and comprehensive loss, changes in stockholders’ equity/net assets (deficit), and cash flows of Morgans Hotel Group Co. for the years ended December 31, 2008 and 2007 and the period from February 17, 2006 through December 31, 2006 and for the period from January 1 through February 16, 2006 for Morgans Hotel Group Co. Predecessor and our report dated March 13, 2009 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
March 13, 2009
New York, New York

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item regarding Directors, executive officers, corporate governance and our code of ethics is hereby incorporated by reference to the material appearing in the Proxy Statement for the Annual Stockholders Meeting to be held in 2009 (the “Proxy Statement”) under the captions “Board of Directors and Corporate Governance,” and “Executive Officer Biographies.” The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Voting Securities of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance.” The information required by this Item 10 with respect to the availability of our code of ethics is provided in Item 1 of this Annual Report on Form 10-K. See “Item 1 — Materials Available on Our Website.”
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Compensation Discussion and Analysis,” “Compensation of Directors and Executive Officers,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information regarding security ownership of certain beneficial owners and management required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Voting Securities of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Board of Directors and Corporate Governance — Director Independence.”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Audit Related Matters.”

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) and (c) Financial Statements and Schedules.
Reference is made to the “Index to the Financial Statements” on page F-1 of this report and to Exhibits 99.1, 99.2 and 99.3 filed herewith and Exhibit 99.4 incorporated herein by reference.
All other financial statement schedules are not required under the related instructions, or they have been omitted either because they are not significant, the required information has been disclosed in the consolidated financial statements and the notes related thereto.
(b) Exhibits
We hereby file as part of this Annual Report on Form 10-K the exhibits listed in the Index to Exhibits.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets As of December 31, 2008 and 2007	F-2

Consolidated/Combined Statements of Operations and Comprehensive Loss For years ended December 31, 2008, 2007 and 2006	F-3

Consolidated/Combined Statements of Stockholders’ Equity/Net Assets (Deficit) For years ended December 31, 2008, 2007 and 2006	F-4

Consolidated/Combined Statements of Cash Flows For the years ended December 31, 2008, 2007 and 2006	F-5

Notes to Consolidated/Combined Financial Statements	F-6 – F-36

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Morgans Hotel Group Co.:
We have audited the accompanying consolidated balance sheets of Morgans Hotel Group Co. (the “Company”) as of December 31, 2008 and 2007, and the related consolidated / combined statements of operations and comprehensive loss, changes in stockholders equity/net assets (deficit), and cash flows of the Company for the years ended December 31, 2008 and 2007 and the period from February 17, 2006 through December 31, 2006 for the Company and the period from January 1 through February 16, 2006 for Morgans Hotel Group Co. Predecessor. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated/combined financial statements referred to above present fairly, in all material respects, the financial position of Morgans Hotel Group Co. as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007 and the period from February 17, 2006 through December 31, 2006 and of the Predecessor for the period from January 1 through February 16, 2006 in accordance with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Morgans Hotel Group Co.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2009 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
New York, New York
March 13, 2009

Morgans Hotel Group Co.
Consolidated Balance Sheets

	As of December 31,
	2008	2007
	(In thousands)
ASSETS
Property and equipment, net	$555,645	$535,609
Goodwill	73,698	73,698
Investments in and advances to unconsolidated joint ventures	56,754	110,687
Cash and cash equivalents	49,150	122,712
Restricted cash	21,484	28,604
Accounts receivable, net	6,673	10,333
Related party receivables	7,900	3,422
Prepaid expenses and other assets	9,192	11,369
Deferred tax asset	66,279	27,636
Other, net	14,490	19,532

Total assets	$861,265	$943,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
Long term debt and capital lease obligations	$730,365	$729,199
Accounts payable and accrued liabilities	26,711	36,126
Distributions and losses in excess of investment in unconsolidated joint ventures	14,563	479
Other liabilities	35,655	27,979

Total liabilities	807,294	793,783
Minority interest	18,017	19,833
Commitments and contingencies
Common stock, $.01 par value; 200,000,000 shares authorized; 36,277,495 shares issued at December 31, 2008 and December 31, 2007, respectively	363	363
Additional paid-in capital	232,022	216,494
Treasury stock, at cost, 6,758,303 and 3,057,581 shares of common stock at December 31, 2008 and 2007, respectively	(102,394)	(54,361)
Comprehensive income	(13,949)	(7,771)
Accumulated deficit	(80,088)	(24,739)

Stockholders’ equity	35,954	129,986

Total liabilities and stockholders’ equity	$861,265	$943,602

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co. and Predecessor
Consolidated/Combined Statements of Operations and Comprehensive Loss

			Morgans Hotel	The
			Group Co.	Predecessor
	Morgans Hotel	Morgans Hotel	Period from	Period from
	Group Co.	Group Co.	February 17,	January 1,
	Year Ending	Year Ending	2006 to	2006 to
	December 31,	December 31,	December 31,	February 16,
	2008	2007	2006	2006
	(In thousands, except share data)
Revenues:
Rooms	$184,059	$186,752	$150,830	$17,742
Food and beverage	99,254	104,271	77,970	11,135
Other hotel	12,854	13,781	13,792	1,645

Total hotel revenues	296,167	304,804	242,592	30,522
Management fee-related parties and other income	18,300	18,181	7,747	1,022

Total revenues	314,467	322,985	250,339	31,544
Operating Costs and Expenses:
Rooms	49,561	49,411	37,988	5,098
Food and beverage	71,695	69,998	51,082	7,494
Other departmental	7,461	7,923	7,259	619
Hotel selling, general and administrative	60,311	60,246	48,546	6,841
Property taxes, insurance and other	16,957	19,017	13,971	2,024

Total hotel operating expenses	205,985	206,595	158,846	22,076
Corporate expenses, including stock compensation of $15.9 million, $19.5 million and $7.9 million, respectively	41,889	44,744	24,695	2,611
Depreciation and amortization	27,733	21,719	16,082	3,030
Restructuring, development and disposal costs	10,825	3,228	1,617	—
Impairment loss	13,430	—	—	—

Total operating costs and expenses	299,862	276,286	201,240	27,717
Operating income	14,605	46,699	49,099	3,827
Interest expense, net	43,164	41,338	45,027	6,537
Equity in loss (income) of unconsolidated joint ventures	56,581	24,580	(2,073)	614
Minority interest	3,894	3,566	3,429	568
Other non-operating expenses	464	1,531	1,845	—

(Loss) income before income tax expense	(89,498)	(24,316)	871	(3,892)
Income tax (benefit) expense	(32,400)	(9,060)	11,114	90

Loss before minority interest	(57,098)	(15,256)	(10,243)	(3,982)
Minority interest	(1,749)	(460)	(300)	—

Net loss	(55,349)	(14,796)	(9,943)	(3,982)

Other comprehensive loss:
Unrealized loss on valuation of swap/cap agreements, net of tax	(416)	(6,396)	(1,303)	—
Share of unrealized loss on valuation of swap/cap agreements of unconsolidated joint ventures, net of tax	(998)	(278)	—	—
Realized loss on settlement of swap/cap agreements, net of tax	(4,464)	—	—	—
Foreign currency translation (loss) gain	(300)	6	200	—

Comprehensive loss	$(61,527)	$(21,464)	$(11,046)	$(3,982)

Loss per share:
Basic and diluted	$(1.76)	$(0.45)	$(0.30)
Weighted average number of common shares outstanding:
Basic and diluted	31,413	33,239	33,492
See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co. and Predecessor
Consolidated/Combined Statements of Stockholders’ Equity/Net Assets (Deficit)

					Accumulated
			Additional		Other
		Common	Paid-in	Treasury	Comprehensive	Accumulated	Net Assets	Total
	Shares	Stock	Capital	Stock	Income (Loss)	Deficit	(Deficit)	Equity
	(In thousands)
The Predecessor
Balance, January 1, 2006							(110,573)	(110,573)
Contributions							3,738	3,738
Distributions							(968)	(968)
Net Loss							(3,982)	(3,982)

Balance, February 16, 2006							(111,785)	(111,785)

The Company
Contribution of net assets (deficit) to the Company	18,500	$185	$(111,970)	$—	$—	$—	111,785	—
Adjustment to record minority interest	—	—	(20,000)	—	—	—	—	(20,000)
Net proceeds from initial public offering	15,000	150	272,371	—	—	—	—	272,521
Distributions to Former Parent	—	—	(9,500)	—	—	—	—	(9,500)
Net loss	—	—	—	—	—	(9,943)	—	(9,943)
Foreign currency translation	—	—	—	—	200	—	—	200
Derivative hedging instruments	—	—	—	—	(1,303)	—	—	(1,303)
Repurchase of common shares	(336)	—	—	(5,683)				(5,683)
Stock-based compensation awards	—	—	7,939	—	—	—	—	7,939

December 31, 2006	33,164	335	138,840	(5,683)	(1,103)	(9,943)	—	122,446

Net proceeds from stock offering	2,778	28	58,865	—	—	—	—	58,893
Net loss	—	—	—	—	—	(14,796)	—	(14,796)
Foreign currency translation	—	—	—	—	6	—	—	6
Derivative hedging instruments, net of tax	—	—	—	—	(6,674)	—	—	(6,674)
Cost of call options and warrants, net of tax	—	—	(111)	—	—	—	—	(111)
Repurchase of common shares	(2,784)	—	—	(49,972)	—	—	—	(49,972)
Stock-based compensation awards	—	—	19,525	—	—	—	—	19,525
Issuance of stock-based awards	62	—	(625)	1,294	—	—	—	669

December 31, 2007	33,220	$363	$216,494	$(54,361)	$(7,771)	$(24,739)	$—	$129,986

Net loss	—	—	—	—	—	(55,349)	—	(55,349)
Foreign currency translation	—	—	—	—	(300)	—	—	(300)
Net unrealized loss on interest rate swaps, net of tax	—	—	—	—	(5,878)	—	—	(5,878)
Shares of membership units converted to common stock	46	—	874	—	—	—	—	874
Repurchase of common shares	(3,951)	—	—	(49,173)	—	—	—	(49,173)
Stock-based compensation awards	—	—	15,933	—	—	—	—	15,933
Issuance of stock-based awards	204	—	(1,279)	1,140	—	—	—	(139)

December 31, 2008	29,519	$363	$232,022	$(102,394)	$(13,949)	$(80,088)	$—	$35,954

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co. and Predecessor
Consolidated/Combined Statements of Cash Flows

			Morgans Hotel	The
			Group Co.	Predecessor
	Morgans Hotel	Morgans Hotel	Period from	Period from
	Group Co.	Group Co.	February 17,	January 1,
	Year Ending	Year Ending	2006 to	2006 to
	December 31,	December 31,	December 31,	February 16,
	2008	2007	2006	2006
	(In thousands)
Cash flows from operating activities:
Net loss	$(55,349)	$(14,796)	$(9,943)	$(3,982)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	26,999	21,102	15,492	2,911
Amortization of other costs	734	617	588	119
Amortization of deferred financing costs	2,784	2,182	11,521	1,214
Stock-based compensation	15,933	19,525	7,939	—
Accretion of interest on capital lease obligation	1,486	1,356	2,950	647
Equity in (income) losses from unconsolidated joint ventures	56,581	24,580	(2,073)	614
Impairment loss and loss on disposal of assets	17,093	628	1,567	—
Deferred income taxes	(33,226)	(12,772)	10,166	—
Change in value of interest rate caps and swaps, net	—	3,018	1,511	(1,655)
Minority interest	2,145	3,106	3,129	—
Changes in assets and liabilities:
Accounts receivable, net	3,660	(920)	(1,716)	(168)
Related party receivables	(4,478)	(1,037)	305	(108)
Restricted cash	(96)	(3,886)	(1,910)	(2,080)
Prepaid expenses and other assets	1,384	(3,195)	(1,115)	1,127
Accounts payable and accrued liabilities	(9,538)	9,776	5,381	(2,082)
Other liabilities	(462)	573	(3,960)	408

Net cash provided by (used in) operating activities	25,650	49,857	39,832	(3,035)

Cash flows from investing activities:
Additions to property and equipment	(62,659)	(62,800)	(67,086)	(5,091)
Deposit in connection with Hard Rock purchase	—	—	(62,550)	—
Withdrawals from (deposits into) capital improvement escrows, net	7,216	(350)	12,422	(45)
Distributions and reimbursements from unconsolidated joint ventures	42,123	11,770	33	—
Investment in unconsolidated joint ventures	(33,019)	(54,172)	(21,339)	(2)

Net cash used in investing activities	(46,339)	(105,552)	(138,520)	(5,138)

Cash flows from financing activities:
Proceeds from long term debt	—	240,172	592,427	—
Payments on long term debt and capital lease obligations	(320)	(65,526)	(712,407)	(861)
Payments on Clift Preferred Equity	—	—	(11,393)	—
Cash paid in connection with vesting of stock based awards	(139)	669	—	—
Contributions	—	—	—	3,738
Distributions to holders of minority interests in consolidated subsidiaries	(3,088)	(3,591)	(3,235)	(1,701)
Distributions to former parent	—	—	(9,500)	—
Proceeds from issuance of common stock, net of costs	—	58,894	272,518	—
Repurchase of Company’s common stock	(49,173)	(49,972)	(5,684)
Financing costs	(153)	(5,638)	(11,327)	—
Payments on convertible note hedge	—	(24,150)	—	—

Net cash (used in) provided by financing activities	(52,873)	150,858	111,399	1,176

Net (decrease) increase in cash and cash equivalents	(73,562)	95,163	12,711	(6,997)
Cash and cash equivalents, beginning of period	122,712	27,549	14,838	21,835

Cash and cash equivalents, end of period	$49,150	$122,712	$27,549	$14,838

Supplemental disclosure of cash flow information:
Cash paid for interest	$36,403	$37,411	$37,574	$6,521

Cash paid for taxes	$1,385	$1,506	$2,789	$213
Non cash investing and financing:
Debt issued for purchase of a property	$—	$—	$—	$10,000

See accompanying notes to these consolidated financial statements.

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
The Morgans Hotel Group Co. predecessor (the “Predecessor”) comprised the subsidiaries and ownership interests that were contributed as part of the formation and structuring transactions from Morgans Hotel Group LLC, now known as Residual Hotel Interest LLC (“Former Parent”), to Morgans Group LLC, the Company’s operating company. At the time of the formation and structuring transactions, the Former Parent was owned approximately 85% by NorthStar Hospitality, LLC, a subsidiary of NorthStar Capital Investment Corp., and approximately 15% by RSA Associates, L.P.
In connection with the IPO, the Former Parent contributed the subsidiaries and ownership interests in nine operating hotels in the United States and the United Kingdom to Morgans Group LLC in exchange for membership units. Simultaneously, Morgans Group LLC issued additional membership units to the Predecessor in exchange for cash raised by the Company from the IPO. The Former Parent also contributed all the membership interests in its hotel management business to Morgans Group LLC in return for 1,000,000 membership units in Morgans Group LLC exchangeable for shares of the Company’s common stock. The Company is the managing member of Morgans Group LLC, and has full management control. On April 24, 2008, 45,935 outstanding membership units in Morgans Group LLC were redeemed in exchange for 45,935 shares of the Company’s common stock. As of December 31, 2008, 954,065 membership units in Morgans Group LLC remain outstanding.
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
These financial statements have been presented on a consolidated or combined basis and reflect the Company’s and the Predecessor’s assets, liabilities and results from operations. The equity method of accounting is utilized to account for investments in joint ventures over which the Company has significant influence, but not control.
The Company has one reportable operating segment; it operates, owns, acquires and redevelops boutique hotels.
Operating Hotels
The Company’s operating hotels as of December 31, 2008 are as follows:

		Number of
Hotel Name	Location	Rooms	Ownership
Delano Miami	Miami Beach, FL	194	(1)
Hudson	New York, NY	807	(5)
Mondrian Los Angeles	Los Angeles, CA	237	(1)
Morgans	New York, NY	114	(1)
Royalton	New York, NY	168	(1)
Sanderson	London, England	150	(2)
St Martins Lane	London, England	204	(2)
Shore Club	Miami Beach, FL	309	(3)
Clift	San Francisco, CA	366	(4)
Mondrian Scottsdale	Scottsdale, AZ	189	(1)
Hard Rock Hotel & Casino	Las Vegas, NV	646	(6)
Mondrian South Beach	Miami Beach, FL	328	(2)

(1)	Wholly-owned hotel.

(2)	Owned through a 50/50 unconsolidated joint venture.

(3)	Operated under a management contract, with an unconsolidated minority ownership interest of approximately 7%.

(4)	The hotel is operated under a long-term lease, which is accounted for as a financing.

(5)	The Company owns 100% of Hudson, which is part of a property that is structured as a condominium, in which Hudson constitutes 96% of the square footage of the entire building.

(6)	Operated under a management contract and owned through an unconsolidated joint venture, of which the Company owned approximately 20.1% at December 31, 2008 based on cash contributions.
Restaurant Joint Venture
The food and beverage operations of certain of the hotels are operated under 50/50 joint ventures with a third party restaurant operator.
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
Management has evaluated the applicability of FIN 46R to its investments in certain joint ventures and determined that these joint ventures do not meet the requirements of a variable interest entity or the Company is not the primary beneficiary and, therefore, consolidation of these ventures is not required. Accordingly, these investments are accounted for using the equity method.
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
The restaurants owned by the restaurant joint ventures require the ventures to deposit between 2% and 4% of Gross Revenues, as defined, in an escrow account for the future replacement of furniture, fixtures and equipment.

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
Costs of significant improvements, including real estate taxes, insurance, and interest during the construction periods are capitalized. Capitalized interest for the years ended December 31, 2008 and 2007 was $1.1 million and $2.8 million, respectively.
Goodwill
Goodwill represents the excess purchase price over the fair value of net assets attributable to business acquisitions. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company tests for impairment at least annually and generally at year end. The Company will test for impairment more frequently if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. In accordance with SFAS No. 142, the Company identifies potential impairments by comparing the fair value of the reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, including goodwill, the asset is not impaired. Any excess of carrying value over the implied fair value of goodwill would be recognized as an impairment loss in continuing operations.
Management applies a five-year discounted cash flow method to perform its annual goodwill fair value impairment test using hotel operating budgets with conservative growth assumptions. For the year ended December 31, 2008, management assumed a growth assumption of 3%, which is less than the Company’s historical growth rates, given the current economic environment. The discount rate applied to the model is a weighted average of the Company’s cost of equity and debt and the cap rate is based on applicable market indices. As the Company has one reportable operating segment, management aggregates goodwill associated to all Owned Hotels when analyzing potential impairment. As of December 31, 2008, management concluded, based on the discounted cash flow method, that no goodwill impairment existed and that the Owned Hotels carrying value was well in excess of the implied fair value.
Impairment of Long-Lived Assets
In accordance with SFAS Statement No. 144, Accounting for the Impairment of Disposal of Long Lived Assets, long-lived assets currently in use are reviewed periodically for possible impairment and will be written down to fair value if considered impaired. Long-lived assets to be disposed of are written down to the lower of cost or fair value less the estimated cost to sell. The Company reviews its portfolio of long-lived assets for impairment at least annually. When events or changes of circumstances indicate that an asset’s carrying value may not be recoverable, we test for impairment by reference to the asset’s estimated future cash flows. In this analysis of fair value, we use discounted cash flow analysis to estimate the fair value of our properties taking into account each property’s expected cash flow from operations, holding period and net proceeds from the dispositions of the property. The factors we address in determining estimated net proceeds from disposition include anticipated operating cash flow in the year of disposition, terminal capitalization rate and selling price per room. As of December 31, 2008, management concluded, based on the discounted cash flow method, that Mondrian Scottsdale was impaired and that the fair value was in excess of the property’s carrying value by approximately $13.4 million. This impairment is reflected in our consolidated financial statements for the year ended December 31, 2008. As of December 31, 2008, management concluded that all other long-lived assets were not impaired. There were no impairment write-downs during the years ended December 31, 2007 or 2006.

Investments in and Advances to Unconsolidated Joint Ventures
The Company accounts for its investments in unconsolidated joint ventures using the equity method as it does not exercise control over significant asset decisions such as buying, selling or financing nor is it the primary beneficiary under FIN 46R, as discussed above. Under the equity method, the Company increases its investment for its proportionate share of net income and contributions to the joint venture and decreases its investment balance by recording its proportionate share of net loss and distributions. For investments in which there is recourse or unfunded commitments to provide additional equity, distributions and losses in excess of the investment are recorded as a liability.
The Company periodically reviews its investment in unconsolidated joint ventures for other temporary declines in market value. In this analysis of fair value, we use discounted cash flow analysis to estimate the fair value of our investment taking into account expected cash flow from operations, holding period and net proceeds from the dispositions of the property. Any decline that is not expected to be recovered in the next 12 months is considered other than temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. No impairment charges were recognized in the years ended December 31, 2008, 2007 or 2006.
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
Foreign Currency Translation
The Company has entered into certain transactions with its foreign joint ventures. The translation of transactions with its foreign joint ventures has resulted in foreign currency transaction gains and losses, which have been reflected in the results of operations based on exchange rates in effect at the translation date or the date of the transactions, as applicable. Such transactions did not have a material effect on the Company’s earnings. The Company’s investments in its foreign joint ventures have been translated at the applicable year-end exchange rate with the translation adjustment presented as a component of other comprehensive loss. The Company recognized a loss of $0.3 million for the year ended December 31, 2008, gain of less than $0.1 million for the year ended December 31, 2007 and a gain of $0.2 million for the year ended December 31, 2006 for this translation adjustment.
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
Additionally, the Company recognizes base and incentive management fees and chain service fees related to the management of the operating hotels in unconsolidated joint ventures and licensing fees related to the use of the Company’s brand in the Delano Dubai project. These fees are recognized as revenue when earned in accordance with the applicable management agreement. The Company recognizes base management and chain service fees as a percentage of revenue and incentive management fees as a percentage of net operating income or Net Capital or Refinancing Proceeds, as defined in the management agreement. The chain service fees represent cost reimbursements from managed hotels, which are incurred, and reimbursable costs to the Manager.
Concentration of Credit Risk
The Company places its temporary cash investments in high credit financial institutions. However, a portion of temporary cash investments may exceed FDIC insured levels from time to time.
Advertising and Promotion Costs
Advertising and promotion costs are expensed as incurred and are included in hotel selling, general and administrative expenses on the accompanying consolidated/combined statements of operations and comprehensive loss. These costs amounted to approximately $13.3 million, $13.4 million and $11.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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
Subsequent to the IPO, the Company is subject to Federal and state income taxes as a C corporation. Income taxes for the period of February 17, 2006 to December 31, 2006 and for the years ended December 31, 2007 and 2008, were computed using the Company’s effective tax rate. The Company recorded $10.2 million in net deferred taxes, related to cumulative differences in the basis recorded for certain assets and liabilities, primarily goodwill and property and equipment at February 17, 2006.
Fair Value of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, and long-term debt. Substantially all of the Company’s long-term debt accrues interest at a floating rate, which re-prices frequently. Management believes the carrying amount of the aforementioned financial instruments is a reasonable estimate of fair value as of December 31, 2008 and 2007 due to the short-term maturity of these items or variable interest rate. The fair value of the Company’s fixed rate debt amounted to approximately $242.0 million and $208.0 million, respectively, using market interest rates ranging from 1.4% to 4.9%.
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
A summary of the Company’s derivative and hedging instruments that have been recognized in earnings as of December 31, 2008 and 2007 is as follows (in thousands):

				Estimated	Estimated
				Fair Market	Fair Market
				Value at	Value at
	Type of	Maturity	Strike	December 31,	December 31,
Notional Amount	Instrument	Date	Rate	2008	2007
$ 285,000	Sold interest cap	July 9, 2010	4.25%	(15)	(1,793)
285,000	Interest cap	July 9, 2010	4.25%	17	1,831
85,000	Interest cap	July 15, 2010	7.00%	—	15
85,000	Sold interest cap	July 15, 2010	7.00%	—	(15)

Fair value of derivative instruments not designated as hedges				$2	$38

A summary of the Company’s derivative instruments that have been designated as hedges under SFAS 133 as of December 31, 2008 and 2007 is as follows (in thousands):

				Estimated	Estimated
				Fair Market	Fair Market
				Value at	Value at
	Type of	Maturity	Strike	December 31,	December 31,
Notional Amount	Instrument	Date	Rate	2008	2007
$ 285,000	Interest swap	July 9, 2010	5.04%	$(16,953)	$(9,409)
85,000	Interest swap	July 15, 2010	4.91%	(4,941)	(2,537)
22,000	Interest cap	June 1, 2009	6.00%	—	—
18,000	Interest cap	June 1, 2009	6.00%	—	—

Fair value of derivative instruments designated as effective hedges				$(21,894)	$(11,946)

Total fair value of derivative instruments				$(21,892)	$(11,908)

Total fair value included in other assets				$17	$1,846

Total fair value included in other liabilities				$(21,909)	$(13,754)

At December 31, 2008 and 2007, derivatives with a fair value of less than $0.1 million and $1.8 million, respectively, were included in other assets and derivatives with a fair value of $21.9 million and $13.8 million, respectively, were included in other liabilities. The change in net unrealized losses, net of tax of $4.9 million in 2008 and $6.4 million in 2007 for derivatives designated as cash flow hedges is separately disclosed in the consolidated/combined Statements of Operations and Comprehensive Loss. The realized and unrealized gains and losses of derivatives not designated as hedges was $0 and $3.0 million, in 2008 and 2007, respectively, and is included in interest expense, net.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. An immaterial amount of net unrealized losses was reclassified from accumulated other comprehensive income to interest expense during 2007 and 2006. The Company reflects the change in fair value of all hedging instruments in cash flows from operating activities. It is estimated that approximately $15.1 million included in accumulated other comprehensive income related to derivatives will be reclassified to interest expense in the 2009 results of operations.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.
Stock-based Compensation
The Company accounts for stock based employee compensation using the fair value method of accounting described in SFAS No. 123R, Accounting for Stock-Based Compensation (“SFAS No. 123”) (as amended by SFAS No. 148 and SFAS No. 123(R)). For share grants, total compensation expense is based on the price of the Company’s stock at the grant date. For option grants, the total compensation expense is based on the estimated fair value using the Black-Scholes option-pricing model. Compensation expense is recorded ratably over the vesting period, if any. Stock compensation expense recognized for the years ended December 31, 2008, 2007 and 2006 were $15.9 million, $19.5 million and $7.9 million, respectively.
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
Minority Interest
The percentage of membership units in Morgans Group LLC, our operating company, owned by the Former Parent is presented as minority interest in Morgans Group LLC in the consolidated balance sheet and was approximately $16.6 million as of December 31, 2008 and $19.2 million as of December 31, 2007. The minority interest in Morgans Group LLC is (i) increased or decreased by the limited members’ pro rata share of Morgans Group LLC’s net income or net loss, respectively; (ii) decreased by distributions; (iii) decreased by redemptions of membership units for the Company’s common stock; and (iv) adjusted to equal the net equity of Morgans Group LLC multiplied by the limited members’ ownership percentage immediately after each issuance of units of Morgans Group LLC and/or shares of the Company’s common stock and after each purchase of treasury stock through an adjustment to additional paid-in capital. Net income or net loss allocated to the minority interest in Morgans Group LLC is based on the weighted-average percentage ownership throughout the period.

Additionally, $1.4 million and $0.6 million was recorded as minority interest as of December 31, 2008 and 2007, respectively, which represents our third-party food and beverage joint venture partner’s interest in the restaurant venture at certain of our hotels.
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
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”) which, among other things, provides guidance and establishes amended accounting and reporting standards for a parent company’s noncontrolling or minority interest in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company will adopt this Statement effective January 1, 2009 and will present its consolidated financial statements accordingly.
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
In February 2008, the FASB issued Staff Position No. FAS 157-2 which provides for a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. On January 1, 2009, the standard will also apply to all other fair value measurements. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.
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
In May 2008, the FASB issued FASB Staff Position No. APB 14-1 (“FSP APB 14-1”) which clarifies the accounting for the Company’s convertible notes payable. FSP APB 14-1 requires the proceeds from the sale of the Company’s convertible notes to be allocated between a liability component and an equity component. The resulting debt discount must be amortized over the period the debt is expected to remain outstanding as additional interest expense. FSP APB 14-1 will require retroactive application to all periods presented and would be effective for fiscal years beginning after December 15, 2008. The FSP APB 14-1 is effective for us as of January 1, 2009 and early adoption is not permitted. The Company has evaluated the impact that FSP APB 14-1 will have on its consolidated financial statements once adopted and believes that the debt discount will be $15.9 million. The impact on the Company’s interest expense for 2007 and 2008 is an increase of approximately $0.5 million and $2.3 million, respectively, resulting in a net loss of $15.3 million and $57.6 for the years ended December 31, 2007 and 2008, respectively. The resulting loss per share would have been ($0.46) and ($1.83) for the years ended December 31, 2007 and 2008, respectively.

In June 2008, the FASB ratified EITF Issue 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, (“EITF 07-5”). Paragraph 11(a) of SFAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of operations would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. EITF 07-5 is effective on January 1, 2009. The Company is currently evaluating the impact of the adoption of this standard on the Company’s consolidated financial statements as it applies to the Convertible Notes.
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
3. Income (Loss) Per Share
Basic earnings per share is calculated based on the weighted average number of common stock outstanding during the period. Diluted earnings per share include the effect of potential shares outstanding, including dilutive securities. Potential dilutive securities may include shares and options granted under the Company’s stock incentive plan and membership units in Morgans Group LLC, which may be exchanged for shares of the Company’s common stock under certain circumstances. The 954,065 outstanding Morgans Group LLC membership units (which may be converted to common stock) at December 31, 2008 have been excluded from the diluted net income (loss) per common share calculation, as there would be no effect on reported diluted net income (loss) per common share. All unvested restricted stock units, LTIP Units (as defined in Note 10), stock options and contingent convertible Notes (as defined in Note 7) are excluded from loss per share as they are anti-dilutive.
The table below details the components of the basic and diluted loss per share calculations (in thousands, except for per share data):

	Year Ended December 31, 2008			Year Ended December 31, 2007
		Weighted			Weighted
		Average	EPS		Average	EPS
	Loss	Shares	Amount	Loss	Shares	Amount
Basic loss per share	$(55,349)	31,413	$(1.76)	$(14,796)	33,239	$(0.45)
Effect of dilutive stock compensation	—	—	—	—	—	—

Diluted loss per share	$(55,349)	31,413	$(1.76)	$(14,796)	33,239	$(0.45)

On July 1, 2008, the Company’s Board of Directors authorized the repurchase of up to $30.0 million of the Company’s common stock, or approximately 9% of its outstanding shares based on the then current market price. This repurchase authorization was in addition to the $75.0 million that was previously authorized by the Company’s Board of Directors under separate plans in 2006 and 2007. The Company repurchased its stock through the open market or in privately negotiated transactions. The timing and actual number of shares repurchased depended on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. As of December 31, 2008, the Company had completed all authorized share repurchase programs and purchased an aggregate of 7,072,065 shares for approximately $104.8 million throughout 2006, 2007 and 2008. The Company records its stock repurchases at cost.

4. Property and Equipment
Property and equipment consist of the following (in thousands):

	As of	As of
	December 31,	December 31,
	2008	2007
Land	$93,912	$93,912
Building	493,964	459,449
Furniture, fixtures and equipment	107,147	104,079
Construction in progress	9,761	21,861
Property subject to capital lease	6,938	6,938

Subtotal	711,722	686,239
Less accumulated depreciation	(156,077)	(150,630)

Property and equipment, net	$555,645	$535,609

Depreciation on property and equipment was $27.0 million, $21.1 million and $18.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. Included in this expense was $0.3 million in each period related to depreciation on property subject to capital leases.
5. Investments in and Advances to Unconsolidated Joint Ventures
The Company’s investments in and advances to unconsolidated joint ventures and its equity in earnings (losses) of unconsolidated joint ventures are summarized as follows (in thousands):
Investments

	As of	As of
	December 31,	December 31,
Entity	2008	2007
Morgans Hotel Group Europe Ltd.	$—	$13,679
Restaurant Venture — SC London	—	—
Mondrian South Beach	24,785	13,373
Hard Rock Hotel & Casino	—	36,767
Shore Club	57	57
Echelon Las Vegas	17,198	40,826
Mondrian SoHo	7,564	5,051
Mondrian Chicago	—	834
Boston Ames	7,049	—
Other	101	100

Total investments in and advances to unconsolidated joint ventures	$56,754	$110,687

	As of	As of
	December 31,	December 31,
Entity	2008	2007
Morgans Hotel Group Europe Ltd.	$(2,689)	$—
Restaurant Venture — SC London	(811)	(479)
Hard Rock Hotel & Casino	(11,063)	—

Total losses from and distributions in excess of investment in unconsolidated joint ventures	$(14,563)	$(479)

Equity in income (loss) from unconsolidated joint ventures

			For the Period	For the Period
			from February 17,	from January 1
	Year Ended	Year Ended	2006 to	2006 to
	December 31,	December 31,	December 31,	February 16,
	2008	2007	2006	2006
Morgans Hotel Group Europe Ltd.	$(4,416)	$1,702	$3,922	$(488)
Restaurant Venture — SC London	330	(258)	941	(96)
Mondrian South Beach	(3,626)	(2,734)	(2,630)	—
Hard Rock Hotel & Casino	(47,975)	(22,106)	—	—
Shore Club	—	—	(160)	(30)
Echelon Las Vegas	(903)	(1,193)	—	—
Other	9	9	—	—

Total	$(56,581)	$(24,580)	$2,073	$(614)

Morgans Hotel Group Europe Limited
As of December 31, 2008, the Company owned interests in two hotels in London, England, St Martins Lane, a 204-room hotel, and Sanderson, a 150-room hotel, through a 50/50 joint venture known as Morgans Hotel Group Europe Limited (“Morgans Europe”) with Walton MG London Investors V, L.L.C.
On July 27, 2006, our former joint venture partner in ownership of our London hotels, Burford Hotels Limited (“Burford”), sent the Company a notice purporting to exercise rights under the buy/sell provision of the joint venture agreement (the “Notice”). As a result of the Notice, the Company began marketing Burford’s share of the joint venture and on February 16, 2007, a subsidiary of the Company and Walton MG London Investors V, L.L.C. (“Walton”), entered into a joint venture agreement for the ownership and operation of hotels in Europe by Morgans Europe. Walton purchased Burford’s interest in the joint venture for the equivalent of approximately $52.0 million implying a gross value for the assets of over $300.0 million. For facilitating the transaction, the Company received approximately $6.1 million in cash at closing, and could receive additional consideration based on the value of an interest rate hedge on the existing joint venture debt in the event of a debt refinancing.
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
Under a management agreement with Morgans Europe, the Company earns management fees and a reimbursement for allocable chain service and technical service expenses. The Company is also entitled to an incentive management fee and a capital incentive fee. The Company did not earn any incentive fees during the years ended December 31, 2008, 2007 or 2006.
In December 2008, the Company received a distribution of approximately $11.5 million in cash dividends from the recapitalization of the Morgans Europe joint venture. The recapitalization required the consent of the lender and allows for future dividends from profits subject to lender consent.
Morgans Europe, has outstanding mortgage debt of £102.6 million as of December 31, 2008 which matures on November 24, 2010. The joint venture is currently considering various options with respect to the refinancing of this mortgage obligation.
Net income or loss and cash distributions or contributions are allocated to the partners in accordance with ownership interests. The Company accounts for this investment under the equity method of accounting.
Summarized consolidated balance sheet information of Morgans Europe is as follows (in thousands). The currency translation is based on an exchange rate of 1 British pound to 1.45 and 2.00 U.S. dollars as of December 31, 2008 and 2007, respectively, as provided by www.oanda.com:

	As of	As of
	December 31,	December 31,
	2008	2007
Property and equipment, net	$133,751	$193,910
Other assets	6,209	35,266

Total assets	$139,960	$229,176

Other liabilities	11,562	7,777
Debt	148,589	209,130
Total (deficit) equity	(20,191)	12,269

Total liabilities and (deficit) equity	$139,960	$229,176

Company’s share of (deficit) equity	(10,096)	6,134
Capitalized costs and designer fee	7,407	7,545

Total losses from and distributions in excess of investment in unconsolidated joint ventures	$(2,689)	$13,679

Included in capitalized costs and designer fee is approximately $4.2 million, $4.3 million and $4.5 million of capitalized interest as of December 31, 2008, 2007 and 2006, respectively. The capitalized interest costs are being amortized on a straight-line basis over 39.5 years into equity in earnings in the accompanying consolidated statements of operations and comprehensive loss.
Summarized consolidated income statement information of Morgans Europe is as follows (in thousands). The currency translation is based on an exchange rate of 1 British pound to 1.86, 2.00 and 1.84 which is an average monthly exchange rate provided by www.oanda.com for the years ended December 31, 2008, 2007 and 2006, respectively.

	Year Ended December 31,
	2008	2007	2006
Hotel operating revenues	$57,500	$65,402	$56,928
Hotel operating expenses	36,003	38,362	33,606
Depreciation and amortization	7,092	7,342	8,170

Operating income	14,405	19,698	15,152
Interest expense	22,957	16,011	7,938

Net (loss) income for period	(8,552)	3,687	7,214
Other comprehensive gain (loss)	(1,002)	11	400

Comprehensive (loss) income	$(9,554)	$3,698	$7,614

Company’s share of net (loss) income	$(4,276)	$1,843	$3,607
Company’s share of other comprehensive (loss) gain	(500)	6	200

Company’s share of comprehensive (loss) gain	$(4,776)	$1,849	$3,807
Other amortization	(140)	(141)	(173)

Amount recorded in combined statement of operations	$(4,416)	$1,702	$3,434

Restaurant Venture — SC London
The Company has a 50% interest in the restaurants located in St Martins Lane and Sanderson hotels located in London.
Summarized consolidated balance sheet information of SC London is as follows (in thousands). The currency translation is based on an exchange rate of 1 British pound to 1.45 and 2.00 U.S. dollars at December 31, 2008 and 2007, respectively, as provided by www.oanda.com:

	As of	As of
	December 31,	December 31,
	2008	2007
Property and equipment, net	$1,214	$1,900
Other assets	5,275	6,710

Total assets	$6,489	$8,610

Other liabilities	2,686	4,078
Total equity	3,803	4,532

Total liabilities and equity	$6,489	$8,610

Total losses from and distributions in excess of investment in unconsolidated joint ventures	$(811)	$(479)

Summarized consolidated income statement information of SC London is as follows (in thousands). The currency translation is based on an exchange rate of 1 British pound to 1.86, 2.00 and 1.84 which is an average monthly exchange rate provided by www.oanda.com for the twelve months ended December 31, 2008, 2007 and 2006, respectively.

	Year Ended December 31,
	2008	2007	2006
Operating revenues	$27,735	$30,750	$29,649
Operating expenses	26,570	31,053	27,565
Depreciation	505	435	394

Net income	660	(516)	1,690

Amount recorded in equity in income (loss)	$330	$(258)	$845

Mondrian South Beach
On August 8, 2006, the Company entered into a 50/50 joint venture with an affiliate of Hudson Capital to renovate and convert apartment building on Biscayne Bay in South Beach Miami into a condominium hotel, Mondrian South Beach, which opened in December 2008. The Company operates Mondrian South Beach under a long-term incentive management contract.
The joint venture acquired the existing building and land for a gross purchase price of $110.0 million. An initial equity investment of $15.0 million from each of the Company and Hudson Capital was funded at closing. Additionally, the joint venture initially received mortgage loan financing of approximately $124.0 million at a rate of LIBOR, based on the rate set date, plus 300 basis points. A portion of this mortgage debt was paid down, prior to refinancing discussed below, with proceeds obtained from condominium sales. Further, in April 2008, the Mondrian South Beach joint venture obtained a mezzanine loan of $28.0 million bearing interest at LIBOR, based on the rate set date, plus 600 basis points. The mezzanine loan was also refinanced in November 2008, as discussed below.
On November 25, 2008, together with its joint venture partner, the Company amended and restated the mortgage loan and mezzanine loan agreements related to the Mondrian South Beach to provide for, among other things, four one-year extension options of the third-party financing totaling $107.1 million as of December 31, 2008. Under the amended agreements, the initial maturity date of August 1, 2009 can be extended to July 29, 2013, subject to certain conditions including an amortization payment of approximately $17.5 million on August 1, 2009 for the first such annual extension, repayment of the remainder of the A-Note, as defined, by August 1, 2010 for the exercise of the second annual extension, achievement of defined debt service coverage ratios for the exercise of the third and fourth annual extensions, and achievement of a loan to value test for the fourth annual extension. A portion of the proceeds obtained from condominium sales may be used to pay down all or part of the approximately $17.5 million extension obligation due on August 1, 2009, although there can be no assurances that such sale proceeds will be sufficient to cover the obligation. Further, the Company and an affiliate of its joint venture partner have provided additional mezzanine financing of approximately $22.5 million to the joint venture to fund completion of the construction and renovations at Mondrian South Beach. Mondrian South Beach opened on December 1, 2008.
The joint venture is in the process of selling units as condominiums, subject to market conditions, and unit buyers will have the opportunity to place their units into the hotel’s rental program. In addition to hotel management fees, the Company could also realize fees from the sale of condominium units.
During conversion and renovation, the joint venture was accounted for as a development project in accordance with SFAS No. 67.
Summarized balance sheet information of Mondrian South Beach is as follows (in thousands):

	As of	As of
	December 31,	December 31,
	2008	2007
Real estate, net	$167,414	$153,679
Other assets	19,637	21,006

Total assets	$187,051	$174,685

Other liabilities	29,549	46,507
Debt	129,562	100,986
Total equity	27,940	27,192

Total liabilities and equity	$187,051	$174,685

Company’s share of equity	13,970	13,596
Advance to joint venture in the form of mezzanine financing	11,250	100,986
Capitalized costs/reimbursements	(435)	(223)

Company’s investment balance	$24,785	$13,373

Summarized income statement information of Mondrian South Beach is as follows (in thousands):

			Period from
	Year Ended	Year Ended	August 8, 2006 to
	December 31,	December 31,	December 31,
	2008	2007	2006
Operating revenues	$69,105	$350	$1,113
Operating expenses	75,469	5,291	2,093
Depreciation	53	189	952

Operating loss	(6,417)	(5,130)	(1,932)
Interest expense	835	338	3,328

Net loss	(7,252)	(5,468)	(5,260)

Amount recorded in equity in loss	$(3,626)	$(2,734)	$(2,630)

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
The closing of the Transactions and completion of the Merger occurred on February 2, 2007. The Morgans Parties funded one-third of the equity, or approximately $57.5 million, and the DLJMB Parties funded two-thirds of the equity, or approximately $115.0 million, through a joint venture. The remainder of the $770.0 million purchase price was financed with mortgage financing under a credit agreement entered into by the joint venture. The credit agreement provides for a secured term loan facility, which matures on February 9, 2010 with two one-year extension options subject to certain conditions, consisting of a $760.0 million loan for the acquisition and a loan for future expansion of the Hard Rock, discussed further below. On November 6, 2007, the joint venture entered into an amended and restated credit agreement in which the lender exercised its right to split the loan made pursuant to the original credit agreement into a mortgage loan, which is comprised of a construction loan component and an acquisition loan component, and three mezzanine loans. The proceeds of the mezzanine loans were used to prepay the acquisition loan portion of the mortgage loan made pursuant to the original credit agreement.
On June 6, 2008, the joint venture closed the $620.0 million of construction financing for the expansion of the Hard Rock. The construction financing loan also matures on February 9, 2010, with two one-year extension options, subject to certain conditions.
The Company has entered into standard joint and several guarantees in connection with the acquisition and construction loans, including construction completion guarantees related to the Hard Rock expansion, which is scheduled to be completed in 2009. In its joint venture agreement with DLJMB, the Company has agreed to be responsible for the first $50.0 million of exposure on the completion guarantees, subject to certain conditions. As of December 31, 2008, the construction and expansion work was progressing generally on time and on budget, but large construction projects such as this are complicated and hard to predict, and there can be no assurance that the Company will not be required to fund some amounts under this or other guarantee obligations.
As of December 31, 2008, the Company has issued approximately $11.1 million of letters of credit toward the expansion, which are expected to be funded in 2009.
Also on June 6, 2008, the Morgans Parties and DLJMB Parties also amended their joint venture agreement to reflect DLJMB’s commitment to make additional capital contributions to the Hard Rock of up to $144.0 million for the expansion project and up to $110.0 million to satisfy the minimum sales price or amortization payment requirements under the loan facility relating to the approximately 15.0 acres of excess land held for sale by the Hard Rock.

On August 1, 2008, a subsidiary of the Hard Rock joint venture completed an intercompany land purchase with respect to an 11-acre parcel of land located adjacent to the Hard Rock. In connection with the intercompany land purchase a subsidiary entered into a $50.0 million land acquisition financing agreement with various lenders. All outstanding amounts owed under the loan agreement become due and payable no later than August 9, 2009, subject to two six-month extension options. The Hard Rock joint venture is currently considering various options with respect to the land collateralizing this loan, including selling a portion of the land to a third party. The Company has entered into a standard joint and several non-recourse carve-out guaranty in connection with this financing agreement, although in the joint venture agreement, DLJMB has agreed to be responsible for 100% of any liability under the guaranty, subject to certain conditions. NorthStar Realty Finance Corp. is a participant lender in the loan. In connection with the loan, Morgans Group LLC, together with DLJMB, as guarantors, entered into a non-recourse carve-out guaranty agreement, which is only triggered in the event of certain “bad boy” clauses, in favor of Column Financial, Inc. See Note 11 to the Consolidated Financial Statements.
As part of the August 1, 2008 intercompany land purchase, the DLJMB Parties contributed an aggregate of approximately $74.0 million to the Hard Rock joint venture to fund the remaining portion of the $110.0 million of proceeds necessary to complete the intercompany land purchase and to pay for all costs and expenses in connection with its closing and related financing. The proceeds from the financing, together with the equity contribution from the DLJMB Parties, were used to fully satisfy the $110.0 million amortization payment under the joint venture’s commercial mortgage backed securities loan facility.
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
As a result of additional cash contributions made by the DLJMB Parties, the Company holds approximately a 20.1% ownership interest in the joint venture as of December 31, 2008.
Under an amended property management agreement, the Company operates the hotel, retail, food and beverage, entertainment and all other businesses related to the Hard Rock, excluding the casino through March 1, 2008, as discussed below. Under the terms of the agreement, the Company receives a management fee and a chain service expense reimbursement of all non-gaming revenue including casino rents and all other rental income. The Company can also earn an incentive management fee based on EBITDA, as defined, above certain levels. The term of the management contract is 20 years with two 10-year renewals. Beginning 12 months following completion of the expansion, the Company’s management fees are subject to certain performance tests, namely achievement of an EBITDA hurdle, as defined in the amended property management agreement.
Effective March 1, 2008, the joint venture began operating the casino at Hard Rock. Prior to that date, the casino was operated by a third party subject to a lease.
As a result of its impairment analysis in 2008, Hard Rock concluded that impairment charges of approximately $181.3 million related to goodwill and $10.0 million related to certain indefinite-lived intangible assets would be recognized in the fourth quarter of 2008. The impairment charge represents all of the goodwill recognized at the time of the Hard Rock acquisition and a portion of the value of the Hard Rock license. The impairment charge resulted from factors impacted by current market conditions including: i) lower market valuation multiples for gaming assets; ii) higher discount rates resulting from turmoil in the credit and equity markets; and iii) current cash flow forecasts for Hard Rock.

Summarized balance sheet information of Hard Rock is as follows (in thousands):

	As of	As of
	December 31,	December 31,
	2008	2007
Property and equipment, net	$784,127	$515,924
Asset held for sale	95,160	95,160
Goodwill	—	139,549
Other assets	283,667	192,681

Total assets	$1,162,954	$943,314

Other liabilities	140,655	35,886
Debt	1,083,813	793,452
Total equity	(61,514)	113,976

Total liabilities and equity	$1,162,954	$943,314

Company’s share of equity	(11,063)	37,992
Capitalized costs/unreimbursed costs	—	(1,255)

Total losses from and distributions in excess of investment in unconsolidated joint ventures	$(11,063)	$36,767

Summarized income statement information of Hard Rock is as follows (in thousands):

		Period from
	Year Ended	February 2, 2007 to
	December 31,	December 31,
	2008	2007
Operating revenues	$164,345	$173,655
Operating expenses	155,149	140,699
Depreciation and amortization	23,454	17,413

Operating (loss) income	(14,258)	15,543
Interest expense	77,280	84,136
Impairment loss	191,349	84,136
Income tax benefit	(585)	(2,277)

Net loss	(282,302)	(66,316)
Comprehensive loss	(17,168)	(835)

Amount recorded in equity in loss	$(47,975)	$(22,106)

Echelon Las Vegas
In January 2006, the Company entered into a 50/50 joint venture with a subsidiary of Boyd Gaming Corporation (“Boyd”), through which the joint venture plans to develop Delano Las Vegas and Mondrian Las Vegas as part of Boyd’s Echelon project.
On August 1, 2008, Boyd announced that it will delay the entire Echelon project due to the current capital markets and economic conditions. On September 23, 2008, the Company and Boyd amended their joint venture agreement to, among other things, extend the deadline by which the joint venture must obtain construction financing for the development of Delano Las Vegas and Mondrian Las Vegas to December 31, 2009. The amended joint venture agreement also provided for the immediate return of the $30.0 million deposit the Company had provided for the project, plus interest, the elimination of the Company’s future funding obligations of approximately $41.0 million and the elimination of any obligation by the Company to provide a construction loan guaranty. The amended joint venture agreement also limits the amounts that the Company and Boyd are required to continue to fund for pre-development and related costs to approximately $0.4 million each, which will be fully paid in early 2009. Each partner has the right to terminate the joint venture for any reason prior to December 31, 2009. Additionally, the terms of the management agreement, which provide for the Company to operate the joint venture hotels upon their completion, remain unchanged.
As of December 31, 2008 and 2007, the Company’s investment in Echelon Las Vegas was $17.2 million and $40.8 million, respectively, and the Company’s portion of equity in loss for the years ended December 31, 2008 and 2007 was $0.9 million and $1.2 million, respectively, primarily related to overhead costs and pre-development plans that were not capitalizable. As of December 31, 2008 the Company concluded that the investment in Echelon Las Vegas was not impaired as the joint venture agreement is still in effect and although neither party is obligated to contributed additional equity, the partners’ intent is to continue with the project under the amended joint venture agreement assuming financing becomes available.
Mondrian SoHo
In June 2007, the Company contributed approximately $5.0 million for a 20% equity interest in a joint venture with Cape Advisors Inc. to acquire and develop a Mondrian hotel in the SoHo neighborhood of New York City. The Mondrian SoHo is currently expected to have approximately 270 rooms, a restaurant, bar, ballroom, meeting rooms, exercise facility and a penthouse suite with outdoor space that can be used as a guest room or for private events. Upon completion in late 2009 or early 2010, the Company is expected to operate the hotel under a 10-year management contract with two 10-year extension options.

Boston Ames
On June 17, 2008 the Company, Normandy Real Estate Partners, and Ames Hotel Partners entered into a joint venture agreement as part of the development of the Boston Ames hotel in Boston, Massachusetts, located near Government Center, Boston Common and Faneuil Hall. Upon completion, the Company expects to operate the hotel under a long-term management contract. Boston Ames is expected to open in late 2009 or early 2010 and to have approximately 115 guest rooms, a restaurant, bar and exercise facility.
The total development budget for the project is approximately $91.7 million with the Company having an approximately 35% interest in the joint venture. The project is expected to qualify for federal and state historic rehabilitation tax credits. Normandy Real Estate Partners has closed on a development loan from UBS for up to $46.5 million. As of December 31, 2008, the Company had issued approximately $4.2 million of letters of credit toward the development of the hotel, which were funded in 2009.
Mondrian Chicago
In November 2008, the joint venture with M Development to lease and develop a Mondrian hotel in Chicago was terminated and the Company’s investment of $2.5 million was written off, which is included in restructuring and disposal costs. The development of Mondrian Chicago was unable obtain adequate project financing in a timely manner.
6. Other Liabilities
Other liabilities consist of the following (in thousands):

	As of	As of
	December 31,	December 31,
	2008	2007
Interest swap liability (Note 2)	$21,909	$13,754
Designer fee payable	13,175	12,478
Other	571	1,747

	$35,655	$27,979

Interest Swap Liability
As discussed further in Note 2, the fair value of the interest rate swap derivative liability was approximately $21.9 million and $13.8 million at December 31, 2008 and 2007, respectively.
Designer Fee Payable
The Former Parent had an exclusive service agreement with a hotel designer, pursuant to which the designer has initiated various claims related to the agreement. Although the Company is not a party to the agreement, it may have certain contractual obligations or liabilities to the Former Parent in connection with the agreement. While defenses and/or counter-claims may be available to the Company or the Former Parent in connection with any claims brought by the designer, a liability amount has been recorded in these consolidated financial statements. According to the agreement, the designer is owed a base fee for each designed hotel, plus 1% of Gross Revenues, as defined in the agreement, for a 10-year period from the opening of each hotel. The estimated costs of the design services were capitalized as a component of the applicable hotel and are being amortized over the five-year estimated life of the related design elements. Interest is accreted each year on the liability and charged to interest expense using a rate of 9%. Changes to the liability recorded in these consolidated financial statements are recorded as an adjustment to the capitalized design fee and amortized prospectively. Adjustments to the liability after the five-year life of the design asset will be charged directly to operations. In addition, the agreement also called for the designer to design a minimum number of projects for which the designer would be paid a minimum fee, which is recorded in the above liability. See further discussion in Note 8.
7. Long-Term Debt and Capital Lease Obligations
Long-term debt consists of the following (in thousands):

	As of	As of	Interest rate at
	December 31,	December 31,	December 31,
Description	2008	2007	2008
Notes secured by Hudson and Mondrian(a)	$370,000	$370,000	LIBOR + 1.25%
Clift debt(b)	81,578	80,092	9.6%
Promissory note(c)	10,000	10,000	10.0%
Note secured by Mondrian Scottsdale(d)	40,000	40,000	LIBOR + 2.30%
Liability to subsidiary trust(e)	50,100	50,100	8.68%
Revolving credit(f)	—	—	(f )
Convertible Notes(g)	172,500	172,500	2.375%
Capital lease obligations(h)	6,187	6,507	(h )

Total long term debt	$730,365	$729,199

(a) Mortgage Agreement — Notes secured by Hudson and Mondrian Los Angeles
On October 6, 2006, subsidiaries of the Company entered into non-recourse mortgage financings with Wachovia Bank, National Association, as lender, consisting of two separate mortgage loans and a mezzanine loan (collectively, the “Mortgages”). These loans, a $217.0 million first mortgage note secured by Hudson, a $32.5 million mezzanine loan secured by a pledge of the equity interests in the Company’s subsidiary owning Hudson, and a $120.5 million first mortgage note secured by Mondrian Los Angeles all mature on July 15, 2010.
The Mortgages bear interest at a blended rate of 30-day LIBOR plus 125 basis points. The Company maintains swaps that effectively fix the LIBOR rate on the debt under the Mortgages at approximately 5.0% through the initial maturity date.
The Company has the option of extending the maturity date of the Mortgages to October 15, 2011 provided that certain extension requirements are achieved, including maintaining a debt service coverage ratio, as defined, at the subsidiary owning the relevant hotel for the two fiscal quarters preceding the maturity date of 1.55 to 1.00 or greater. The Company anticipates it will extend these maturities in 2010. Alternatively, we may consider refinancing these Mortgages.
The prepayment clause in the Mortgages permits the Company to prepay the Mortgages in whole or in part on any business day.
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
As of December 31, 2008, we were in compliance with the covenants of the Mortgages.
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
Thereafter
Increased at 5-year intervals by a formula tied to increases in the Consumer Price Index. At year 10, the increase has a maximum of 40% and a minimum of 20%. At each payment date thereafter, the maximum increase is 20%and the minimum is 10%.

(c) Gale Promissory Note
The purchase of the Gale, the property across from the Delano Miami, was partially financed with the issuance of a $10.0 million three-year interest only non-recourse promissory note by the Company to the seller, with a scheduled maturity of January 24, 2009. At December 31, 2008, the note bore interest at 10.0%. In November 2008, the Company extended the maturity of the note until January 24, 2010 and agreed to pay 11.0% interest for the extension year which the Company was required to prepay in full at the time of the extension. The obligations under the note are secured by the property. Additionally, in January 2009, the Company borrowed an additional $0.5 million to obtain necessary permits. This $0.5 million promissory note matures on January 24, 2010 and bears interest at 11%. The obligations under this note are secured with a pledge of the equity interests in the Company’s subsidiary that owns the Gale.
(d) Mondrian Scottsdale Debt
In May 2006, the Company obtained non-recourse mortgage and mezzanine financing on Mondrian Scottsdale. The $40.0 million mortgage and mezzanine loans, which accrue interest at LIBOR plus 2.3%, mature on June 1, 2009 with two remaining one-year extension options. These extensions are subject to certain performance tests. The Company purchased an interest rate cap which limits the interest rate exposure to 6.0% through June 1, 2009. This interest rate cap expires on June 1, 2009. The Company does not believe it will qualify for the extension options and the Company may be unable to extend or refinance these loans. As a result, management will continue to discuss our options with the lenders. The Company does not anticipate committing significant monies toward Mondrian Scottsdale in 2009.
(e) Liability to Subsidiary Trust Issuing Preferred Securities
On August 4, 2006, a newly established trust formed by the Company, MHG Capital Trust I (the “Trust”), issued $50.0 million in trust preferred securities in a private placement. The Company owns all of the $0.1 million of outstanding common stock of the Trust. The Trust used the proceeds of these transactions to purchase $50.1 million of junior subordinated notes issued by the Company’s operating company and guaranteed by the Company (the “Trust Notes”) which mature on October 30, 2036. The sole assets of the Trust consist of the Trust Notes. The terms of the Trust Notes are substantially the same as preferred securities issued by the Trust. The Trust Notes and the preferred securities have a fixed interest rate of 8.68% per annum during the first 10 years, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus 3.25% per annum. The Trust Notes are redeemable by the Trust, at the Company’s option, after five years at par. To the extent the Company redeems the Trust Notes, the Trust is required to redeem a corresponding amount of preferred securities. The Trust Note agreement requires that the Company does not fall below a fixed charge coverage ratio, defined generally as Consolidated EBITDA excluding Clift’s EBITDA over consolidated interest expense excluding Clift’s interest expense, of 1.4 to 1.0 for four consecutive quarters. As of December 31, 2008, the Company’s fixed charge coverage ratio was 2.4 and the Company was in compliance with the covenants of the Trust Note agreement.
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
(f) Revolving Credit Facility
On October 6, 2006, the Company and certain of its subsidiaries entered into a revolving credit facility in the initial commitment amount of $225.0 million, which includes a $50.0 million letter of credit sub-facility and a $25.0 million swingline sub-facility (collectively, the “Revolving Credit Facility”) with Wachovia Capital Markets, LLC and Citigroup Global Markets Inc. We may also, at our option, with the prior consent of the lenders and subject to customary conditions, request an increase in the aggregate commitment under the Revolving Credit Facility to up to $350.0 million.

The amount available for borrowings under the Revolving Credit Facility is contingent upon the borrowing base, which is calculated by reference to the appraised value and implied debt service coverage value of certain collateral properties securing the Revolving Credit Facility. As of December 31, 2008, the available borrowing base, before $15.3 million outstanding letters of credit posted against the Revolving Credit Facility, was approximately $68.7 million, with a potential increase to $177.2 million, before such posted letters of credit, at the Company’s option by increasing the amount of the borrowing capacity on Delano Miami through a mortgage filing and upon payment of the related additional recording tax. If current economic conditions continue, however, the Company expects that this borrowing base will be significantly reduced in the future. The Company’s ability to borrow under the Revolving Credit Facility and the amount of cash that may need to be retained from such borrowings also depends on the Company’s ability to maintain the financial covenants described below.
The commitments under the Revolving Credit Facility terminate on October 5, 2011, at which time all outstanding amounts under the Revolving Credit Facility will be due and payable.
The interest rate per annum applicable to loans under the Revolving Credit Facility is a fluctuating rate of interest measured by reference to, at the Company’s election, either LIBOR or a base rate, plus a borrowing margin. LIBOR loans have a borrowing margin of 1.35% to 1.90%, based on the Company’s total leverage ratio (with an initial borrowing margin of 1.35%), and base rate loans have a borrowing margin of 0.35% to 0.90% , based on the Company’s total leverage ratio (with an initial borrowing margin of 0.35%). The Revolving Credit Facility also provides for the payment of a quarterly unused facility fee equal to the average daily unused amount for each quarter multiplied by 0.25%.
The Revolving Credit Facility requires the Company to maintain for each four-quarter period a total leverage ratio (defined generally as total consolidated indebtedness, net of cash and excluding indebtedness related to the Convertible Notes (defined below), the Convertible Notes (defined below) and the Clift lease obligation to consolidated EBITDA excluding Clift’s EBITDA) of no more than 7.0 to 1.0 at any time during 2008, and 6.0 to 1.0 at any time after December 31, 2008, and a fixed charge coverage ratio (defined generally as consolidated EBITDA excluding Clift’s EBITDA to consolidated interest expense excluding Clift’s interest expense) of no less than 1.75 to 1.00 at all times. As of December 31, 2008, the Company’s leverage ratio was 4.5 times and our fixed charge coverage ratio was 2.3 times under these financial covenants. The Revolving Credit Facility contains negative covenants, subject in each case to certain exceptions, restricting incurrence of indebtedness, incurrence of liens, fundamental changes, acquisitions and investments, asset sales, transactions with affiliates and restricted payments, including, among others, a covenant prohibiting us from paying cash dividends on our common stock. As of December 31, 2008, the Company was in compliance with the covenants of the Revolving Credit Facility.
The Revolving Credit Facility provides for customary events of default, including failure to pay principal or interest when due, failure to comply with covenants, any representation proving to be incorrect, defaults relating to acceleration of certain other indebtedness of at least $10.0 million in the aggregate, certain insolvency and receivership events affecting the Company or its subsidiaries, judgments in excess of $5.0 million in the aggregate being rendered against the Company or its subsidiaries, the acquisition by any person of 40% or more of any outstanding class of capital stock having ordinary voting power in the election of Directors of the Company, and the incurrence of certain ERISA liabilities in excess of $5.0 million in the aggregate.
Obligations under the Revolving Credit Facility are secured by, among other collateral, a mortgage on Delano Miami and the pledge of equity interests in the Morgans Group LLC and certain subsidiaries of the Company, including the owners of Delano Miami, Royalton and Miami, as well as a security interest in other significant personal property (including certain trademarks and other intellectual property, reserves and deposits) relating to those hotels.
The Revolving Credit Facility is available on a revolving basis for general corporate purposes, including acquisitions. As of December 31, 2008, there were no borrowings outstanding under the Revolving Credit Facility, although there were approximately $15.3 million letters of credit posted under the Revolving Credit Facility in connection with funding commitments at the Hard Rock and Boston Ames as described in Note 5.
(g) October 2007 Convertible Notes Offering
On October 17, 2007, the Company issued $172.5 million aggregate principal amount of 2.375% Senior Subordinated Convertible Notes (the “Convertible Notes”) in a private offering. Net proceeds from the offering were approximately $166.8 million.
The Convertible Notes are senior subordinated unsecured obligations of the Company and are guaranteed on a senior subordinated basis by the Company’s operating company, Morgans Group LLC. The Convertible Notes will be convertible into shares of the Company’s common stock under certain circumstances and upon the occurrence of specified events.

Interest on the Convertible Notes is payable semi-annually in arrears on April 15 and October 15 of each year, beginning on April 15, 2008, and mature on October 15, 2014, unless previously repurchased by the Company or converted in accordance with their terms prior to such date. The initial conversion rate for each $1,000 principal amount of Convertible Notes is 37.1903 shares of the Company’s common stock, representing an initial conversion price of approximately $26.89 per share of common stock. The initial conversion rate is subject to adjustment under certain circumstances.
In connection with the issuance of the Convertible Notes, the Company entered into convertible note hedge transactions with respect to the Company’s common stock (the “Call Options”) with Merrill Lynch Financial Markets, Inc. and Citibank, N.A. (collectively, the “Hedge Providers”). The Call Options are exercisable solely in connection with any conversion of the Convertible Notes and pursuant to which the Company will receive shares of the Company’s common stock from the Hedge Providers equal to the number of shares issuable to the holders of the Convertible Notes upon conversion. The Company paid approximately $58.2 million for the Call Options.
In connection with the sale of the Convertible Notes, the Company also entered into separate warrant transactions with Merrill Lynch Financial Markets, Inc. and Citibank, N.A., whereby the Company issued warrants (the “Warrants”) to purchase 6,415,327 shares of common stock, subject to customary anti-dilution adjustments, at an exercise price of approximately $40.00 per share of common stock. The Company received approximately $34.1 million from the issuance of the Warrants.
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
In February 2008, the Company filed a registration statement with the Securities and Exchange Commission to cover the resale of shares of the Company’s common stock that may be issued from time to time upon the conversion of the Convertible Notes.
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
The second lease requires the Company to make annual payments of $250,000 (subject to increases due to increases in the Consumer Price Index) through December 2098. Effective January 2004, payments under this lease increased to $285,337. The Company has allocated both of the leases’ payments between the land and building based on their estimated fair values. The portion of the payments allocated to building has been capitalized at the present value of the future minimum lease payments. The portion of the payments allocable to land is treated as operating lease payments. The imputed interest rate on both of these leases is 8%. The capital lease obligations related to the units amounted to approximately $6.1 million as of December 31, 2008 and 2007. Substantially all of the principal payments on the capital lease obligations are due at the end of the lease agreements.
The Company has also entered into capital lease obligations related to equipment at certain of the hotels.
Principal Maturities
The following is a schedule, by year, of principal payments on notes payable (including capital lease obligations) as of December 31, 2008 (in thousands):

		Amount
		Representing	Principal Payments
	Capital Lease	Interest on	on Capital Lease
	Obligations and	Capital Lease	Obligations and
	Debt Payable	Obligations	Debt Payable
2009	$40,606	$494	$40,112
2010	10,488	488	10,000
2011	370,488	488	370,000
2012	489	488	1
2013	489	488	1
Thereafter	346,826	36,575	310,251

	$769,386	$39,021	$730,365

The average interest rate on all of the Company’s debt for the years ended December 31, 2008, 2007 and 2006 was 5.6%, 5.8% and 6.1%, respectively.

8. Commitments and Contingencies
As Lessee
Future minimum lease payments for noncancelable leases in effect as of December 31, 2008 are as follows (in thousands):

	Land
	(See Note 6)	Other
2009	$266	$790
2010	266	814
2011	266	838
2012	266	863
2013	266	895
Thereafter	22,099	4,878

Total	$23,429	$9,078

Future minimum lease payments do not include amounts for renewal periods or amounts that may need to be paid to landlords for real estate taxes, electricity and operating costs.
Management Fee on Restaurants
The Company owns a 50% interest in a series of restaurant joint ventures with Chodorow Ventures LLC and affiliates (“Chodorow”) for the purpose of establishing, owning, operating and/or managing restaurants, bars and other food and beverage operations at certain of the Company’s hotels. This agreement is implemented through operating agreements and leases at each hotel which expire on various dates through [2010] and generally have one or two five-year renewal periods at the restaurant venture’s option. Chodorow or an affiliated entity manages the operations of the restaurant venture and earns a management fee typically equal to 3% of the gross revenues generated by the operation.
Additionally, the Company has license and management agreements with affiliates of Chodorow for the purpose of operating the restaurant at Mondrian Scottsdale. This restaurant is managed by Chodorow in return for a management and license fee, as defined. The agreements expire in 2017 and include an option to extend at the discretion of Chodorow. The restaurant is owned by the Company.
Multi-employer Retirement Plan
Approximately 14.3% of the Company’s employees are subject to collective bargaining agreements. The Company is a participant, through these collective bargaining agreements, in multi-employer defined contribution retirement plans in New York and multi-employer defined benefit retirement plans in California covering union employees. Plan contributions are based on a percentage of employee wages, according to the provisions of the various labor contracts. The Company’s contributions to the multi-employer retirement plans amounted to approximately $2.3 million, $1.8 million and $1.7 million for the years ended December 31, 2008, 2007 and 2006, respectively, for these plans. Under the Employee Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act of 1980, an employer is liable upon withdrawal from or termination of a multiemployer plan for its proportionate share of the plan’s unfunded vested benefits liability. Based on information provided by the administrators of the majority of these multiemployer plans, the Company does not believe there is any significant amount of unfunded vested liability under these plans.

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
The Litigations have been submitted for coverage by NorthStar under certain primary and excess insurance policies (“Insurance Policies”), issued to NorthStar under which certain subsidiaries of the Company and certain individual defendants in the Litigations, including the Chairman of our Board and our Chief Investment Officer and Board member, are also insured. The insurers have paid certain amounts to NorthStar in connection with the Litigations under the Insurance Policies.
Hard Rock Financial Advisory Agreement
In July 2008, the Company received an invoice from Credit Suisse Securities (USA) LLC (“Credit Suisse”) for $9.4 million related to the Financial Advisory Agreement the Company entered into with Credit Suisse in July 2006. Under the terms of the financial advisory agreement, Credit Suisse received a transaction fee for placing DLJMB, an affiliate of Credit Suisse, in the Hard Rock joint venture. The transaction fee, which was paid by the Hard Rock joint venture at the closing of the acquisition of the Hard Rock and related assets on February 2007, was based upon an agreed upon percentage of the initial equity contribution made by DLJMB in entering into the joint venture. The invoice received in July 2008 alleges that as a result of events subsequent to the closing of the Hard Rock acquisition transactions, Credit Suisse is due additional transaction fees. The Company believes this invoice is invalid, and would otherwise be a Hard Rock joint venture liability.
Potential Litigation
The Company understands that Mr. Philippe Starck has initiated arbitration proceedings in the London Court of International Arbitration regarding an exclusive service agreement that he entered into with Residual Hotel Interest LLC (formerly known as Morgans Hotel Group LLC) in February 1998 regarding the design of certain hotels now owned by the Company. The Company is not a party to these proceedings at this time. See Note 6 of the Consolidated Financial Statements.
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

9. Income Taxes
The provision for income taxes on income from operations is comprised of the following for the years ended December 31, 2008 and 2007 (in thousands):

	Year Ended	Year Ended	Period from
	December 31,	December 31,	February 17, 2006
	2008	2007	to December 31, 2006
Current tax provision (benefit):
Federal	$—	$1,680	$—
State and city	—	997	129
Foreign	826	1,035	819

	826	3,712	948

Deferred tax provision (benefit):
Federal	(22,423)	(9,720)	7,723
State	(10,803)	(3,156)	2,899
Foreign	—	104	(456)

	(33,226)	(12,772)	10,166

Total tax provision	$(32,400)	$(9,060)	$11,114

Net deferred tax asset consists of the following (in thousands):

	As of December 31,	As of December 31,
	2008	2007
Goodwill	$(23,772)	$(18,115)
Basis differential in property and equipment	(26,673)	(10,676)
Deferred costs and other	(351)	—

Total deferred tax liability	(50,796)	(28,791)

Stock compensation	17,543	11,472
Accrued liabilities	—	399
Derivative instruments	8,753	4,917
Investment in unconsolidated subsidiaries	29,996	10,677
Foreign taxes payable	—	560
Capital lease obligation	—	915
Designer fee payable	5,570	4,109
Impairment loss	5,678	—
Other	997	591
Foreign exchange losses	200	—
Convertible bond	20,081	22,787
Net operating loss	28,257	—

Total deferred tax asset	117,075	56,427

Net deferred tax asset	$66,279	$27,636

The Company has Federal net operating loss carryforwards (“NOL Carryforwards”) of approximately $58.0 million at December 31, 2008. These NOL Carryforwards are available to offset future taxable income, and will expire in 2028. The Company has NOL Carryfowards in various states in the amount of approximately $66.0 million, which will expire between 2013 and 2028.
The Company has not established a reserve on its deferred tax assets based on anticipated future taxable income and/or tax strategies which may include the sale of a property or an interest therein.

A reconciliation of the statutory United States Federal tax rate to the Company’s effective income tax rate is as follows:

			Period from
			February 17,
	Year Ended	Year Ended	2006
	December 31,	December 31,	to December 31,
	2008	2007	2006
Federal statutory income tax rate	35%	34%	34%
State and city taxes, net of federal tax benefit	7%	6%	7%
Foreign tax benefits	0%	(3)%	(19)%
Other including non deductible items	(6)%	—	60%

Effective tax rate	36%	37%	82%

The Company accounts for certain tax positions in accordance with FIN 48. The Company does not believe it will have any material changes in its unrecognized tax positions over the next 12 months. The Company does not have any accrued interest or penalties associated with any unrecognized tax positions. The Company’s tax returns for the years 2007 and 2006 are subject to review by the Internal Revenue Service.
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
Total stock compensation expense, which is included in corporate expenses on the accompanying consolidated financial statements, was $15.9 million, $19.5 million and $7.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.
Restricted Common Stock Units
Pursuant to the 2006 Stock Incentive Plan, throughout 2006, the Company granted restricted common stock units (“RSUs”) to non-employee Directors and employees. Such non-employee director RSU grants vest one-third of the amount granted on the first anniversary of the grant date and as to the remainder in 24 equal installments at the end of each month following the first anniversary of the grant date so long as the recipient continues to be an eligible recipient. Such employee RSU grants vest one-quarter of the amount granted on each of the one-year anniversaries of the grant date so long as the recipient continues to be an eligible recipient. Such non-employee director and employee RSUs will become fully vested on the third and fourth anniversary, respectively, of the grant date. An aggregate of 195,133 shares of restricted common stock were granted during 2006 and the weighted average grant date fair value of the grants was $16.13.
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

Also, in April 2007, the Company issued the then named executive officers an aggregate of 121,000 performance-based RSUs pursuant to the 2007 Incentive Plan. These performance RSUs are at risk for forfeiture over the vesting period of three years and require continued employment. In addition, the RSUs are at risk based on the achievement of a 7% total stockholder return over each calendar year of a three-year performance period from 2007 through 2009 (subject to certain catch-up features). As of 12/31/2007, the achievement of the 7% shareholder return over the 2007 calendar year had been achieved. The fair value of such performance-based RSUs granted in April 2007 was $22.38 at the grant date.
Further, on November 27, 2007, the Company granted executives of the Company a one-time performance-based grant of an aggregate of 79,000 RSUs, with one-third of the amount granted vesting on each of the first three anniversaries of the grant date, subject to accelerated vesting in the event certain performance targets were met for 2007 and 2008. Had the Company achieved certain pre-established Adjusted EBITDA targets for the 2007 fiscal year, the first vesting date would have been accelerated to February 27, 2008. Similarly, had the Company achieved certain pre-established Adjusted EBITDA targets for the 2008 fiscal year, the second vesting date would have been accelerated to February 27, 2009. Because the 2007 and 2008 targets were not met, vesting of the RSUs was not accelerated. The remaining one-third of the performance-based RSUs will vest on November 27, 2010. The fair value of such performance-based RSUs granted on November 27, 2007 was $17.67 at the grant date.
In April 2008, the Company issued an aggregate of 159,432 RSUs to the Company’s executive officers and other senior executives under the 2007 Incentive Plan. All grants made to executive officers and other senior executives vest one-third of the amount granted on each of the first three anniversaries of the grant date so long as the recipient continues to be an eligible participant. The fair value of each such RSU granted in April 2008 ranged between $15.42 and $15.39 at the grant date.
In May and June 2008, the Company issued an aggregate of 329,100 RSUs to the Company’s executive officers, other senior executives and employees under the Amended 2007 Incentive Plan. All grants made to employees vest one-third of the amount granted on each of the first three anniversaries of the grant date so long as the recipient continues to be an eligible participant. The fair value of each such RSU granted in May and June 2008 ranged between $13.80 and $12.59 at the grant date.
Pursuant to the separation agreement with the Company’s former president and chief executive officer (“Former CEO”), the Former CEO retained his vested and unvested restricted stock units. To the extent that these awards are not yet vested, they will remain subject to the existing vesting provisions, but all unvested awards will be fully vested by September 19, 2009 (certain awards which are subject to performance conditions will remain subject to those conditions).
In addition to the above grants of RSUs, the Company granted newly hired or promoted employees RSUs from time to time. A summary of the status of the Company’s nonvested restricted common stock granted to non-employee Directors, named executive officers and employees as of December 31, 2008 and 2007 and changes during the years ended December 31, 2008 and 2007, are presented below:

		Weighted Average
Nonvested Shares	RSUs	Fair Value
Nonvested at January 1, 2007	184,033	$16.13
Granted	463,085	20.72
Vested	(48,253)	17.45
Forfeited	(41,675)	20.38

Nonvested at December 31, 2007	557,190	$19.64

Granted	524,748	13.74
Vested	(138,821)	18.81
Forfeited	(109,282)	17.29

Nonvested at December 31, 2008	833,835	$16.42

Outstanding at December 31, 2008	873,553	$16.50

For the year ended December 31, 2008, the Company expensed $4.3 million related to granted RSUs. For the year ended December 31, 2007, the Company expensed $3.8 million related to the granted RSUs, including $1.3 million related to the RSUs granted to the Former CEO, which the Company recognized in full in accordance with SFAS 123R. For the year ended December 31, 2006, the Company expensed $0.3 million related to granted RSUs.
As of December 31, 2008, there were 873,553 RSUs outstanding. At December 31, 2008, the Company has yet to expense approximately $8.8 million related to nonvested RSUs which is expected to be recognized over the remaining vesting period of the outstanding awards, as discussed above.

LTIP Units
Pursuant to the 2006 Stock Incentive Plan, throughout 2006, the Company granted an aggregate of 867,000 LTIP Units to the Company’s named executive officers and Chairman of the Board of Directors. On May 1, 2006, an additional 4,500 LTIP Units were granted to a newly hired executive of the Company. LTIP Units vest as to one third of the amount granted on the first anniversary of the grant date and as to the remainder in 24 equal installments at the end of each month following the first anniversary of the grant date so long as the recipient continues to be an eligible recipient. These LTIP Units will become fully vested on the third anniversary of the grant date. The fair value of each LTIP Unit granted throughout 2006 was $20.00 at the date of grant.
On April 25, 2007, the compensation committee of the Board of Directors of the Company granted an aggregate of 176,750 LTIP Units to the Company’s named executive officers. The LTIP Units are at risk for forfeiture over the vesting period of three years and require continued employment. The fair value of the LTIP Units granted on April 25, 2007 was $22.45 at the date of grant.
Further, on November 27, 2007, the Company granted executives of the Company a one-time performance-based grant of an aggregate of 75,000 LTIP Units, with one-third of the amount granted vesting on each of the first three anniversaries of the grant date, subject to accelerated vesting in the event certain performance targets were met for 2007 and 2008. Had the Company achieved certain pre-established Adjusted EBITDA targets for the 2007 fiscal year, the first vesting date would have been accelerated to February 27, 2008. Similarly, had the Company achieved certain pre-established Adjusted EBITDA targets for the 2008 fiscal year, the second vesting date would have been accelerated to February 27, 2009. Because the 2007 and 2008 targets were not met, vesting of the LTIP Units was not accelerated. The remaining one-third of the performance-based LTIP Units will vest on November 27, 2010. The fair value of the LTIP Units granted on November 27, 2007 was $17.67 at the date of grant.
On December 10, 2007, the Company granted the chief executive officer, Mr. Kleisner, 55,000 LTIP Units, which are at risk for forfeiture over the vesting period of three years and require continued employment. The fair value of the LTIP Units granted to Mr. Kleisner in December 2007 was $17.91 at the date of grant.
In April 2008, the Company issued an aggregate of 399,384 LTIP Units to the Company’s executive officers and other senior executives and newly appointed non-employee Directors under the 2007 Incentive Plan. All grants made to executive officers and other senior executives vest one-third of the amount granted on each of the first three anniversaries of the grant date so long as the recipient continues to be an eligible participant. All grants made to newly appointed non-employee Directors were immediately vested upon grant. The fair value of each such LTIP Unit granted in April 2008 ranged between $15.42 and $15.39 at the grant date.
In May and June 2008, the Company issued an aggregate of 74,913 LTIP Units to the Company’s executive officers, other senior executives, employees and non-employee Directors under the Amended 2007 Incentive Plan. All grants made to employees vest one-third of the amount granted on each of the first three anniversaries of the grant date so long as the recipient continues to be an eligible participant. All LTIP Unit grants made to non-employee Directors were immediately vested upon grant. The fair value of each such LTIP Unit granted in May and June 2008 ranged between $13.80 and $12.59 at the grant date.
Pursuant to the separation agreement with the Former CEO, the Former CEO retained his vested and unvested LTIP Units. To the extent that these awards are not yet vested, they will remain subject to the existing vesting provisions, but all unvested awards will be fully vested by September 19, 2009 (certain awards which are subject to performance conditions will remain subject to those conditions).
In addition to the above grants of LTIP Units, the Company granted newly hired or promoted employees LTIP Units from time to time. A summary of the status of the Company’s nonvested LTIP Units granted to named executive officers, other executives and non-employee Directors of the Company as of December 31, 2008 and 2007and changes during the years ended December 31, 2008 and 2007, are presented below:

		Weighted Average
Nonvested Shares	LTIP Units	Fair Value
Nonvested at January 1, 2007	867,000	$20.00
Granted	346,750	20.66
Vested	(528,704)	20.00
Forfeited	(2,875)	20.00

Nonvested at December 31, 2007	682,171	$20.34

Granted	474,297	15.13
Vested	(415,250)	19.68
Forfeited	(14,384)	16.98

Nonvested at December 31, 2008	726,834	$17.33

Outstanding at December 31, 2008	1,560,788	$18.67

For the year ended December 31, 2008, the Company expensed $7.1 million related to granted LTIP Units. For the year ended December 31, 2007, the Company expensed $10.9 million related to the granted LTIP Units, including $4.7 million related to the LTIP Units granted to the Former CEO, which the Company recognized in full in accordance with SFAS 123R. For the year ended December 31, 2006, the Company expensed $5.1 million related to granted LTIP Units.
As of December 31, 2008, there were 1,560,788 LTIP Units outstanding. At December 31, 2008, the Company has yet to expense approximately $8.2 million related to nonvested LTIP Units which is expected to be recognized over the remaining vesting period of the outstanding awards, as discussed above.
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
Further, on November 27, 2007, the Company granted executives and employees of the Company a one-time performance-based grant of an aggregate of 338,000 options to purchase common stock of the Company, with one-third of the amount granted vesting on each of the first three anniversaries of the grant date, subject to accelerated vesting in the event certain performance targets were met for 2007 and 2008. Had the Company achieved certain pre-established Adjusted EBITDA targets for the 2007 fiscal year, the first vesting date would have been accelerated to February 27, 2008. Similarly, had the Company achieved certain pre-established Adjusted EBITDA targets for the 2008 fiscal year, the second vesting date would have been accelerated to February 27, 2009. Because the 2007 and 2008 targets were not met, vesting of the options was not accelerated. The remaining one-third of the performance-based options will vest on November 27, 2010. All such performance-based options will be fully vested by November 27, 2010 and expire 10 years after the grant date. The fair value for each such performance-based option was estimated at the date of grant using the Black-Scholes option-pricing model, an allowable valuation method under SFAS No. 123R with the following assumptions: risk-free interest rate of approximately 3.5%, expected option lives of 5.85 years, 35% volatility, no dividend rate and 8% forfeiture rate. The fair value of each such performance-based option was $7.03.
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

In April 2008, the Company issued an aggregate of 344,217 stock options to the Company’s executive officers and other senior executives under the 2007 Incentive Plan. All grants made to executive officers and other senior executives vest one-third of the amount granted on each of the first three anniversaries of the grant date so long as the recipient continues to be an eligible participant. The fair value for each such option granted was estimated at the date of grant using the Black-Scholes option-pricing model, an allowable valuation method under SFAS No. 123R with the following assumptions: risk-free interest rate of approximately 2.9%, expected option lives of 5.85 years, 40% volatility, no dividend rate and 10% forfeiture rate. The fair value of each such option was $6.56 at the date of grant.
Pursuant to the separation agreement with the Former CEO, the Former CEO retained his vested and unvested options. To the extent that these awards are not yet vested, they will remain subject to the existing vesting provisions, but all unvested awards will be fully vested by September 19, 2009 (certain awards which are subject to performance conditions will remain subject to those conditions).
In addition to the above grants of options to purchase common stock of the Company, the Company granted newly hired or promoted employees similar options. A summary of the Company’s outstanding and exercisable stock options granted to non-employee Directors, named executive officers and employees as of December 31, 2008 and 2007 and changes during the years ended December 31, 2008 and 2007, are presented below:

			Weighted Average
		Weighted Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Term	Value
Options			(in years)	(in thousands)

Outstanding at January 1, 2007	1,153,200	$19.22
Granted	839,500	19.98
Exercised	(41,088)	14.36
Forfeited or Expired	(77,801)	20.31

Outstanding at December 31, 2007	1,873,811	$19.61

Granted	344,217	15.42
Exercised	(7,085)	14.04
Forfeited or Expired	(128,000)	18.62

Outstanding at December 31, 2008	2,082,943	$18.92	7.89	$—

Exercisable at December 31, 2008	1,189,294	$19.65	7.20	$—

For the year ended December 31, 2008, the Company expensed $4.5 million related to granted options. For the year ended December 31, 2007, the Company expensed $4.8 million related to the granted stock options, including $1.3 million related to the options granted to the Former CEO, which the Company recognized in full in accordance with SFAS 123R. For the year ended December 31, 2006, the Company expensed $2.5 million related to granted stock options.
At December 31, 2008, the Company has yet to expense approximately $4.8 million related to outstanding stock options which is expected to be recognized over the remaining vesting period of the outstanding awards, as discussed above.
11. Related Party Transactions
The Company earned management fees, chain services fees and fees for certain technical services and has receivables from hotels it owns through investments in unconsolidated joint ventures as well as hotels owned by the Former Parent. These fees totaled approximately $18.3 million for the year ended December 31, 2008, $18.2 million for the year ended December 31, 2007, and $8.7 million (of which approximately $1.0 million was during the Predecessor period from January 1, 2006 to February 16, 2006) for the year ended December 31, 2006.
As of December 31, 2008 and 2007, the Company had receivables from these affiliates of approximately $7.9 million and $3.4 million, respectively, which are included in receivables from related parties on the accompanying consolidated balance sheets.

Insurance Proceeds Sharing Agreement
In connection with the Settlement (as defined and discussed in Note 9), the Company and NorthStar entered into an Insurance Proceeds Sharing Agreement on January 18, 2008, pursuant to which NorthStar paid the Company one-half of the aggregate insurance proceeds received by NorthStar in connection with the Litigations (as defined in Note 9) under the Insurance Policies (as defined in Note 9) as of the date of the Insurance Proceeds Sharing Agreement. The parties have also agreed that all future insurance proceeds received from the Insurance Policies in connection with the Litigations will be allocated equally among the parties. As of December 31, 2008, we have received approximately $2.1 million in such proceeds.
The Chairman of the Board and a member of the Board and the Company’s Chief Investment Officer and Executive Vice President of Capital Markets, are beneficial owners of equity interests in NorthStar and our Chairman is the Co-Chairman of the Board of Directors and Co-Chief Executive Officer of NorthStar.
Guaranty to Column Financial, Inc. for Hard Rock
On August 1, 2008, Morgans Group LLC, together with DLJMB, as guarantors, entered into a $50.0 million non-recourse carve-out guaranty which is only triggered in the event of certain “bad boy” clauses, as discussed above in Note 4. In the Company’s joint venture agreement, DLJMB has agreed to be responsible for 100% of any liability under the guaranty subject to certain conditions. The Company’s Chairman of the Board, is also Chairman of the Board, President, Chief Executive Officer and equity holder of NorthStar Realty Finance Corp., which is a participant lender in the loan. The Company believes that this guaranty does not pose a material risk to the Company’s financial position or results.
12. Restructuring, development and disposal costs
Restructuring and disposal costs consist of the following (in thousands):

			Morgans Hotel
			Group Co.	Predecessor
			February 17,	January 1,
	Year Ended	Year Ended	2006 to	2006 to
	December 31,	December 31,	December 31,	February 16,
	2008	2007	2006	2006
Severance costs	1,956	—	—	—
Loss on asset disposal	2,698	1,210	1,495	—
Development costs	6,171	2,018	122	—

	$10,825	$3,228	$1,617	$—

13. Other Non-Operating Expenses
Other non-operating expenses consist of the following (in thousands):

			Morgans Hotel
			Group Co.	Predecessor
			February 17,	January 1,
	Year Ended	Year Ended	2006 to	2006 to
	December 31,	December 31,	December 31,	February 16,
	2008	2007	2006	2006
Gain on sale of London joint venture interest (Note 5)	$—	$(6,058)	$—	$—
Insurance proceeds (Note 11)	(2,112)	—	—	—
Executive termination costs and severance costs	353	3,437	—	—
Litigation and settlement costs	1,806	3,925	1,456	—
Other	417	227	389	—

	$464	$1,531	$1,845	$—

14. Quarterly Financial Information (Unaudited)
The tables below reflect the Company’s selected quarterly information for the Company and the Predecessor for the years ended December 31, 2008 and 2007 (in thousands, except per share data):

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2008	2008	2008	2008
Total revenues	$74,709	$77,701	$81,323	$80,734
Loss before income tax expense and minority interests	(61,648)	(15,392)	(1,314)	(11,144)
Net loss	(38,640)	(8,999)	(731)	(6,979)
Net loss per share — basic/diluted	$(1.31)	$(0.29)	$(0.02)	$(0.22)
Weighted-average shares outstanding — basic and diluted	29,498	31,231	32,191	32,292

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2007	2007	2007	2007
Total revenues	$89,795	$72,098	$82,670	$78,422
(Loss) income before income tax expense and minority interests	(11,040)	(17,750)	1,557	677
Net income (loss)	(6,052)	(10,021)	841	436
Net income (loss) per share — basic/diluted	$(0.18)	$(0.29)	$0.03	$0.01
Weighted-average shares outstanding — basic & diluted	34,526	34,068	32,361	32,436

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 2009.

Morgans Hotel Group Co.
By:	/s/ Fred J. Kleisner
	Name:	Fred J. Kleisner
	Title:	President and Chief Executive Officer
Date: March 13, 2009
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

Signature	Title	Date

/s/ Fred J. Kleisner Fred J. Kleisner	President, Chief Executive Office and Director (Principal Executive Officer)	March 13, 2009

/s/ Richard Szymanski Richard Szymanski	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 13, 2009

/s/ David T. Hamamoto David T. Hamamoto	Chairman of the Board of Directors	March 13, 2009

/s/ Deepak Chopra Deepak Chopra	Director	March 13, 2009

/s/ Robert Friedman Robert Friedman	Director	March 13, 2009

/s/ Jeffrey M. Gault Jeffrey M. Gault	Director	March 13, 2009

/s/ Marc Gordon Marc Gordon	Director, Chief Investment Officer and Executive Vice President of Capital Markets	March 13, 2009

/s/ Thomas L. Harrison Thomas L. Harrison	Director	March 13, 2009

/s/ Edwin L. Knetzger, III Edwin L. Knetzger, III	Director	March 13, 2009

/s/ Michael D. Malone Michael D. Malone	Director	March 13, 2009

/s/ David J. Moore David J. Moore	Director	March 13, 2009

EXHIBIT INDEX

Exhibit
Number	Description
2.1
Agreement and Plan of Merger, dated May 11, 2006, by and among Morgans Hotel Group Co., MHG HR Acquisition Corp., Hard Rock Hotel, Inc. and Peter Morton (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 17, 2006)

2.2
First Amendment to Agreement and Plan of Merger, dated as of January 31, 2007, by and between Morgans Hotel Group Co., MHG HR Acquisition Corp., Hard Rock Hotel, Inc., (solely with respect to Section 1.6 and Section 1.8 thereof) 510 Development Corporation and (solely with respect to Section 1.7 thereof) Peter A. Morton (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 6, 2007)

3.1
Amended and Restated Certificate of Incorporation of Morgans Hotel Group Co.(incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on February 6, 2006)

3.2
Amended and Restated By-laws of Morgans Hotel Group Co. (incorporated by reference to Exhibit 3.2 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on February 6, 2006)

4.1
Specimen Certificate of Common Stock of Morgans Hotel Group Co. (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on January 17, 2006)

4.2
Junior Subordinated Indenture, dated as of August 4, 2006, between Morgans Hotel Group Co., Morgans Group LLC and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 11, 2006)

4.3
Amended and Restated Trust Agreement of MHG Capital Trust I, dated as of August 4, 2006, among Morgans Group LLC, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, and the Administrative Trustees Named Therein (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 11, 2006)

4.4
Stockholder Protection Rights Agreement, dated as of October 9, 2007, between Morgans Hotel Group Co. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on October 10, 2007)

4.5
Amendment to the Stockholder Protection Rights Agreement, dated July 25, 2008, between the Company and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on July 30, 2008)

4.6
Indenture related to the Senior Subordinated Convertible Notes due 2014, dated as of October 17, 2007, by and among Morgans Hotel Group Co., Morgans Group LLC and The Bank of New York, as trustee (including form of 2.375% Senior Subordinated Convertible Note due 2014) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on October 17, 2007)

4.7
Registration Rights Agreement, dated as of October 17, 2007, between Morgans Hotel Group Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on October 17, 2007)

10.1
Amended and Restated Limited Liability Company Agreement of Morgans Group LLC (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.2
Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of Morgans Group LLC, dated as of April 4, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)

10.3
Registration Rights Agreement, dated as of February 17, 2006, by and between Morgans Hotel Group Co. and NorthStar Partnership, L.P. (incorporated by reference to Exhibit 99.9 to the Company’s Statement on Schedule 13D filed on February 27, 2006)

10.4
Indemnification Agreement, dated as of February 17, 2006, by and among Morgans Hotel Group Co., Morgans Hotel Group LLC, NorthStar Partnership, L.P. and RSA Associates, L.P. (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

Exhibit
Number	Description
10.5
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

10.6
Loan and Security Agreement, dated as of October 6, 2006, between Henry Hudson Senior Mezz LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 13, 2006)

10.7
Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing, dated October 6, 2006, between Mondrian Holdings LLC, as Borrower, and First American Title Insurance Company, as Trustee for the benefit of Wachovia Bank, National Association, as Lender (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 13, 2006)

10.8
Agreement of Consolidation and Modification of Mortgage, Security Agreement, Assignment of Rents and Fixture Filing, dated October 6, 2006, between Henry Hudson Holdings LLC, as Borrower, and Wachovia Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 13, 2006)

10.9
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

10.13
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

10.16
Purchase and Sale Agreement and Joint Escrow Instructions dated May 11, 2006, by and between Morgans Group LLC and Red, White and Blue Pictures, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 17, 2006)

10.17
Purchase and Sale Agreement, dated May 11, 2006, by and between Morgans Group LLC and HR Condominium Investors (Vegas), L.L.C. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 17, 2006)

10.18
Amended and Restated Contribution Agreement, dated December 2, 2006, by and between Morgans Hotel Group Co. and DLJ MB IV HRH, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 6, 2006)

Exhibit
Number	Description
10.19
First Mezzanine Loan Agreement, dated as of November 6, 2007, by and among HRHH Gaming Senior Mezz, LLC, as Gaming Mezz Borrower, HRHH JV Senior Mezz, LLC, as JV Borrower, and Column Financial, Inc., as Lender (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.20
Second Mezzanine Loan Agreement, dated as of November 6, 2007, by and HRHH Gaming Junior Mezz, LLC, as Gaming Mezz Borrower, HRHH JV Junior Mezz, LLC, as JV Borrower, and Column Financial, Inc., as Lender (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.21
Third Mezzanine Loan Agreement, dated as of November 6, 2007, by and among HRHH Gaming Junior Mezz Two, LLC, as Gaming Mezz Borrower, and HRHH JV Junior Mezz Two, LLC, as JV Borrower, and Column Financial, Inc., as Lender (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.22
Modification and Ratification of Guaranties, dated as of November 6, 2007, by and among Morgans Group LLC, DLJ MB IV HRH, LLC, as Guarantors, and Column Financial, Inc., as Lender (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.23
First Mezzanine Guaranty Agreement, dated as of November 6, 2007, by Morgans Group LLC and DLJ MB IV HRH, LLC, as Guarantors, jointly and severally, for the benefit of Column Financial, Inc., as Lender (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.24
First Mezzanine Closing Guaranty of Completion, dated as of November 6, 2007, by Morgans Group LLC and DLJ MB IV HRH, LLC, as Guarantors, jointly and severally, for the benefit of Column Financial, Inc., as Lender (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.25
First Mezzanine Guaranty (Non-Qualified Mandatory Prepayment), dated as of November 6, 2007, by Morgans Group LLC and DLJ MB IV HRH, LLC, as Guarantors, jointly and severally, for the benefit of Column Financial, Inc., as Lender (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.26
Second Mezzanine Guaranty Agreement, dated as of November 6, 2007, by Morgans Group LLC and DLJ MB IV HRH, LLC, as Guarantors, jointly and severally, for the benefit of Column Financial, Inc., as Lender (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.27
Second Mezzanine Closing Guaranty of Completion, dated as of November 6, 2007, by Morgans Group LLC and DLJ MB IV HRH, LLC, as Guarantors, jointly and severally, for the benefit of Column Financial, Inc., as Lender (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.28
Second Mezzanine Guaranty (Non-Qualified Mandatory Prepayment), dated as of November 6, 2007, by Morgans Group LLC and DLJ MB IV HRH, LLC, as Guarantors, jointly and severally, for the benefit of Column Financial, Inc., as Lender (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.29
Third Mezzanine Guaranty Agreement, dated as of November 6, 2007, by Morgans Group LLC and DLJ MB IV HRH, LLC, as Guarantors, jointly and severally, for the benefit of Column Financial, Inc., as Lender (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.30
Third Mezzanine Closing Guaranty of Completion, dated as of November 6, 2007, by Morgans Group LLC and DLJ MB IV HRH, LLC, as Guarantors, jointly and severally, for the benefit of Column Financial, Inc., as Lender (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

Exhibit
Number	Description
10.31
Third Mezzanine Guaranty (Non-Qualified Mandatory Prepayment), dated as of November 6, 2007, by Morgans Group LLC and DLJ MB IV HRH, LLC, as Guarantors, jointly and severally, for the benefit of Column Financial, Inc., as Lender (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.32
Joint Venture Agreement, dated as of January 3, 2006, between Morgans/LV Investment LLC and Echelon Resorts Corporation (incorporated by reference to Exhibit 10.23 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on January 17, 2006)

10.33
First Amendment to Morgans Las Vegas, LLC Limited Liability Company Agreement, dated May 15, 2006, by and between Morgans/LV Investment LLC and Echelon Resorts Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 17, 2006)

10.34
Second Amendment to Morgans Las Vegas, LLC Limited Liability Company Agreement, dated June 30, 2008, by and between Morgans/LV Investment LLC and Echelon Resorts Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 1, 2008)

10.35
Third Amendment to Morgans Las Vegas, LLC Limited Liability Company Agreement, dated September 23, 2008, by and between Morgans/LV Investment LLC and Echelon Resorts Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 25, 2008)

10.36
Letter Agreement Re: Morgans Las Vegas, LLC, dated May 15, 2006, by and between Morgans/LV Investment LLC and Echelon Resorts Corporation (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 17, 2006)

10.37	Commitment Letter from Column Financial, Inc., dated May 11, 2006 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on May 17, 2006)

10.38
Agreement of Purchase and Sale, dated as of December 22, 2005, by and between James Hotel Scottsdale, LLC and Morgans Hotel Group LLC (incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on January 3, 2006)

10.39
Loan Agreement, dated as of May 19, 2006, between MHG Scottsdale Holdings LLC and Greenwich Capital Financial Products, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2006)

10.40
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

10.44	Amended and Restated Loan Agreement, dated as of November 25, 2008, between 1100 West Properties, LLC, as borrower, and Eurohypo AG, New York Branch, as administrative agent*

10.45	Amended and Restated Mezzanine Loan Agreement, dated as of November 25, 2008, between 1100 West Properties, LLC, as borrower, and Eurohypo AG, New York Branch, as administrative agent *

10.46
Joint Venture Agreement, dated as of September 7, 1999, by and between Ian Schrager Hotels LLC and Chodorow Ventures LLC (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on December 7, 2005)

10.47
Confirmation of OTC Convertible Note Hedge, dated October 11, 2007, between Morgans Hotel Group Co. and Merrill Lynch Financial Markets, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 17, 2007)

10.48
Confirmation of OTC Convertible Note Hedge, dated October 11, 2007, between Morgans Hotel Group Co. and Citibank, N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 17, 2007)

Exhibit
Number	Description
10.49
Amended and Restated Confirmation of OTC Warrant Transaction, dated October 11, 2007, between Morgans Hotel Group Co. and Merrill Lynch Financial Markets, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on October 17, 2007)

10.50
Amended and Restated Confirmation of OTC Warrant Transaction, dated October 11, 2007, between Morgans Hotel Group Co. and Citibank, N.A. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on October 17, 2007)

10.51
Employment Agreement dated as of February 14, 2006, by and between W. Edward Scheetz and Morgans Hotel Group Co. (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)†

10.52
Separation Agreement and Release, dated as of September 19, 2007, between W. Edward Scheetz and Morgans Hotel Group, Inc. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on September 20, 2007)†

10.53
Employment Agreement, effective as of December 10, 2007, by and between Morgans Hotel Group Co. and Fred J. Kleisner (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 14, 2007)†

10.54
Amendment No. 1 to Employment Agreement for Fred J. Kleisner, effective as of December 31, 2008, by and between Morgans Hotel Group Co. and Fred J. Kleisner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 7, 2009)†

10.55
Employment Agreement, dated as of February 14, 2006, by and between Marc Gordon and Morgans Hotel Group Co. (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)†

10.56
Amended and Restated Employment Agreement, effective as of April 1, 2008, by and between Morgans Hotel Group Co. and Marc Gordon (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 17, 2008)†

10.57
Employment Agreement, effective as of October 1, 2007, by and between Morgans Hotel Group Co. and Richard Szymanski (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 30, 2007)†

10.58
Amendment No. 1 to Employment Agreement for Richard Szymanski, effective as of December 31, 2008, by and between Morgans Hotel Group Co. and Richard Szymanski (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 7, 2009)†

10.59	Morgans Hotel Group Co. Amended and Restated 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 20, 2008)†

10.60	Morgans Hotel Group Co. Annual Bonus Plan (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)†

10.61	Form of Morgans Hotel Group Co. RSU Award Agreement (Directors)*†

10.62	Form of Morgans Hotel Group Co. RSU Award Agreement (Officers and Employees)*†

10.63	Form of Morgans Hotel Group Co. Stock Option Award Agreement (Directors)*†

10.64	Form of Morgans Hotel Group Co. Stock Option Award Agreement (Officers and Employees)*†

10.65	Form of Morgans Hotel Group Co. LTIP Unit Vesting Agreement (Directors)*†

10.66	Form of Morgans Hotel Group Co. LTIP Unit Vesting Agreement (Officers and Employees)*†

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

21.1	Subsidiaries of the Registrant*

23.1	Consent of BDO Seidman, LLP*

23.2	Consent of BDO Stoy Hayward LLP*

24.1	Power of attorney (included on the signature page hereof)

Exhibit
Number	Description
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	Consolidated financial statements of Morgans Hotel Group Europe Limited*

99.2	Financial statements of SC London Limited*

99.3	Consolidated financial statements of 1100 West Properties LLC, the entity which owns Mondrian South Beach Hotel Residences*

99.4
Consolidated financial statements of Hard Rock Hotel Holdings, LLC (incorporated by reference to “Item 8. Financial Statements and Supplementary Data” of the Annual Report on Form 10-K of Hard Rock Hotel Holdings, LLC for the year ended December 31, 2008, filed with the Securities Exchange Commission on March 13, 2009)

*	Filed herewith.

†	Denotes a management contract or compensatory plan, contract or arrangement.