Form 10-Q
period 2009-03-31
Morgans Hotel Group Co.
filed 2009-05-08
CIK 1342126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of May 7, 2009 was 29,625,941

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Morgans Hotel Group Co.
Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2009	2008
		(As Adjusted)
ASSETS

Property and equipment, net	$551,843	$555,645
Goodwill	73,698	73,698
Investments in and advances to unconsolidated joint ventures	61,677	56,754
Cash and cash equivalents	86,558	49,150
Restricted cash	20,224	21,484
Accounts receivable, net	5,184	6,673
Related party receivables	10,183	7,900
Prepaid expenses and other assets	10,144	9,192
Deferred tax asset	68,136	61,005
Other, net	13,109	13,963

Total assets	$900,756	$855,464

LIABILITIES AND STOCKHOLDERS’ EQUITY

Long term debt and capital lease obligations	$770,370	$717,179
Accounts payable and accrued liabilities	27,393	26,711
Distributions and losses in excess of investment in unconsolidated joint ventures	14,866	14,563
Other liabilities	33,014	35,655

Total liabilities	845,643	794,108

Commitments and contingencies

Common stock, $.01 par value; 200,000,000 shares authorized; 36,277,495 shares issued at March 31, 2009 and December 31, 2008, respectively	363	363
Additional paid-in capital	245,115	242,158
Treasury stock, at cost, 6,752,242 and 6,758,303 shares of common stock at March 31, 2009 and December 31, 2008, respectively	(102,289)	(102,394)
Comprehensive income	(12,155)	(13,949)
Accumulated deficit	(93,341)	(82,755)

Total Morgans Hotel Group Co. stockholders’ equity	37,693	43,423

Noncontrolling interest	17,420	17,933

Total stockholders’ equity	55,113	61,356

Total liabilities and stockholders’ equity	$900,756	$855,464

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share data)
(unaudited)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2009	2008
		(As Adjusted)
Revenues:
Rooms	$28,595	$46,155
Food and beverage	19,488	26,570
Other hotel	2,745	3,473

Total hotel revenues	50,828	76,198
Management fee-related parties and other income	3,449	4,536

Total revenues	54,277	80,734
Operating Costs and Expenses:
Rooms	10,215	13,169
Food and beverage	14,575	19,367
Other departmental	1,594	2,085
Hotel selling, general and administrative	12,010	15,772
Property taxes, insurance and other	4,324	4,054

Total hotel operating expenses	42,718	54,447
Corporate expenses, including stock compensation of $3.1 million and $2.9 million, respectively	9,300	10,337
Depreciation and amortization	7,221	6,091
Restructuring, development and disposal costs	890	537

Total operating costs and expenses	60,129	71,412
Operating (loss) income	(5,852)	9,322
Interest expense, net	11,458	11,074
Equity in loss of unconsolidated joint ventures	543	8,045
Other non-operating expenses	570	525

Loss before income tax expense	(18,423)	(10,322)
Income tax benefit	(8,139)	(4,168)

Net loss	(10,284)	(6,154)

Net income attributable to noncontrolling interest	(303)	(1,156)

Net loss attributable to common stockholders	(10,587)	(7,310)

Other comprehensive loss:
Unrealized gain (loss) on valuation of swap/cap agreements, net of tax	4,090	(3,874)
Realized loss on settlement of swap/cap agreements, net of tax	(2,410)	(483)
Foreign currency translation gain	113	14

Comprehensive loss	$(8,794)	$(11,653)

Loss per share attributable to common stockholders:
Basic and diluted	$(0.36)	$(0.23)
Weighted average number of common shares outstanding:
Basic and diluted	29,558	32,292
See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2009	2008
		(As Adjusted)
Cash flows from operating activities:
Net loss	$(10,284)	$(6,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,019	5,960
Amortization of other costs	202	131
Amortization of deferred financing costs	639	734
Amortization of discount on convertible debt	570	569
Stock-based compensation	3,069	2,935
Accretion of interest on capital lease obligation	407	371
Equity in losses from unconsolidated joint ventures	543	8,045
Impairment loss and loss on disposal of assets	(21)	—
Deferred income taxes	(8,139)	(3,487)
Changes in assets and liabilities:
Accounts receivable, net	1,489	1,123
Related party receivables	(2,283)	(2,999)
Restricted cash	1,171	(3,784)
Prepaid expenses and other assets	(956)	511
Accounts payable and accrued liabilities	494	(6,174)
Other liabilities	175	266

Net cash used in operating activities	(5,905)	(1,953)

Cash flows from investing activities:
Additions to property and equipment	(3,197)	(14,581)
Withdrawals from capital improvement escrows, net	89	1,849
Distributions and reimbursements from unconsolidated joint ventures	2	2
Investment in unconsolidated joint ventures, net	(4,975)	(6,322)

Net cash used in investing activities	(8,081)	(19,052)

Cash flows from financing activities:
Proceeds from long term debt	52,244	—
Payments on long term debt and capital lease obligations	(30)	(110)
Cash paid in connection with vesting of stock based awards	(5)	(52)
Distributions to holders of noncontrolling interests in consolidated subsidiaries	(815)	(1,079)
Repurchase of Company’s common stock	—	(19,173)

Net cash provided by (used in) financing activities	51,394	(20,414)

Net increase (decrease) in cash and cash equivalents	37,408	(41,419)
Cash and cash equivalents, beginning of period	49,150	122,712

Cash and cash equivalents, end of period	$86,558	$81,293

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,095	$8,718

Cash paid for taxes	$140	$592

See accompanying notes to these consolidated financial statements.

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
At the time of the IPO, the Company was comprised of the subsidiaries and ownership interests that were contributed as part of the formation and structuring transactions from Morgans Hotel Group LLC, now known as Residual Hotel Interest LLC (“Former Parent”), to Morgans Group LLC, the Company’s operating company. At the time of the formation and structuring transactions, the Former Parent was owned approximately 85% by NorthStar Hospitality, LLC, a subsidiary of NorthStar Capital Investment Corp., and approximately 15% by RSA Associates, L.P.
In connection with the IPO, the Former Parent contributed the subsidiaries and ownership interests in nine operating hotels in the United States and the United Kingdom to Morgans Group LLC in exchange for membership units. Simultaneously, Morgans Group LLC issued additional membership units to the Company in exchange for cash from the IPO. The Former Parent also contributed all the membership interests in its hotel management business to Morgans Group LLC in return for 1,000,000 membership units in Morgans Group LLC exchangeable for shares of the Company’s common stock. The Company is the managing member of Morgans Group LLC, and has full management control. On April 24, 2008, 45,935 outstanding membership units in Morgans Group LLC were redeemed in exchange for 45,935 shares of the Company’s common stock. As of March 31, 2009, 954,065 membership units in Morgans Group LLC remain outstanding.
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
Operating Hotels
The Company’s operating hotels as of March 31, 2009 are as follows:

		Number of
Hotel Name	Location	Rooms	Ownership
Delano Miami	Miami Beach, FL	194		(1)
Hudson	New York, NY	807		(5)
Mondrian Los Angeles	Los Angeles, CA	237		(1)
Morgans	New York, NY	114		(1)
Royalton	New York, NY	168		(1)
Sanderson	London, England	150		(2)
St Martins Lane	London, England	204		(2)
Shore Club	Miami Beach, FL	309		(3)
Clift	San Francisco, CA	366		(4)
Mondrian Scottsdale	Scottsdale, AZ	189		(1)
Hard Rock Hotel & Casino	Las Vegas, NV	646		(6)
Mondrian South Beach	Miami Beach, FL	328		(2)

(1)	Wholly-owned hotel.

(2)	Owned through a 50/50 unconsolidated joint venture.

(3)	Operated under a management contract, with an unconsolidated minority ownership interest of approximately 7%.

(4)	The hotel is operated under a long-term lease, which is accounted for as a financing.

(5)	The Company owns 100% of Hudson, which is part of a property that is structured as a condominium, in which Hudson constitutes 96% of the square footage of the entire building.

(6)	Operated under a management contract and owned through an unconsolidated joint venture, of which the Company owned approximately 19.6% at March 31, 2009 based on cash contributions.
Restaurant Joint Ventures
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
Derivative Instruments and Hedging Activities
As required by FASB Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No.133”) and SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”), the Company records all derivatives on the balance sheet at fair value and provides qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash payments principally related to the Company’s borrowings.
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.
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
A summary of the Company’s derivative and hedging instruments that have been recognized in earnings as of March 31, 2009 and December 31, 2008 is as follows (in thousands):

				Estimated	Estimated
				Fair Market	Fair Market
				Value at	Value at
	Type of	Maturity	Strike	March 31,	December 31,
Notional Amount	Instrument	Date	Rate	2009	2008
$285,000	Sold interest cap	July 9, 2010	4.25%	(1)	(15)
285,000	Interest cap	July 9, 2010	4.25%	2	17
85,000	Interest cap	July 15, 2010	7.00%	—	—
85,000	Sold interest cap	July 15, 2010	7.00%	—	—

Fair value of derivative instruments not designated as hedges				$1	$2

As of March 31, 2009 and December 31, 2008, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands):

				Estimated	Estimated
				Fair Market	Fair Market
				Value at	Value at
	Type of	Maturity	Strike	March 31,	December 31,
Notional Amount	Instrument	Date	Rate	2009	2008
$285,000	Interest swap	July 9, 2010	5.04%	$(14,769)	$(16,953)
85,000	Interest swap	July 15, 2010	4.91%	(4,325)	(4,941)
22,000	Interest cap	June 1, 2009	6.00%	—	—
18,000	Interest cap	June 1, 2009	6.00%	—	—

Fair value of derivative instruments designated as effective hedges				$(19,094)	$(21,894)

Total fair value of derivative instruments				$(19,093)	$(21,892)

Total fair value included in other assets				$2	$17

Total fair value included in other liabilities				$(19,095)	$(21,909)

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. It is estimated that approximately $15.9 million included in accumulated other comprehensive income related to derivatives will be reclassified to interest expense in the 2009 results of operations.
Fair Value Measurements
SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.

Stock-based Compensation
The Company accounts for stock based employee compensation using the fair value method of accounting described in SFAS No. 123R, Accounting for Stock-Based Compensation (“SFAS No. 123”) (as amended by SFAS No. 148 and SFAS No. 123(R)). For share grants, total compensation expense is based on the price of the Company’s stock at the grant date. For option grants, the total compensation expense is based on the estimated fair value using the Black-Scholes option-pricing model. Compensation expense is recorded ratably over the vesting period, if any. Stock compensation expense recognized for the three months ended March 31, 2009 and 2008 was $3.1 million and $2.9 million, respectively.
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
Noncontrolling Interest
Effective January 1, 2009 the Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulleting (ARB) No. 51 (“SFAS No. 160”). SFAS No. 160 amends the accounting and reporting for noncontrolling interests in a consolidated subsidiary and the deconsolidation of a subsidiary. Under SFAS No. 160, the Company now reports both noncontrolling interests in subsidiaries as a separate component of equity in the consolidated financial statements and reflects both net income attributable to the noncontrolling interests and net income attributable to the common stockholders on the face of the consolidated statement of operations. SFAS No. 160 applies prospectively, except for presentation and disclosure requirements, which are applied retrospectively.
The percentage of membership units in Morgans Group LLC, our operating company, owned by the Former Parent is presented as noncontrolling interest in Morgans Group LLC in the consolidated balance sheet and was approximately $16.2 million and $16.5 million as of March 31, 2009 and December 31, 2008, respectively. The noncontrolling interest in Morgans Group LLC is: (i) increased or decreased by the limited members’ pro rata share of Morgans Group LLC’s net income or net loss, respectively; (ii) decreased by distributions; (iii) decreased by redemptions of membership units for the Company’s common stock; and (iv) adjusted to equal the net equity of Morgans Group LLC multiplied by the limited members’ ownership percentage immediately after each issuance of units of Morgans Group LLC and/or shares of the Company’s common stock and after each purchase of treasury stock through an adjustment to additional paid-in capital. Net income or net loss allocated to the noncontrolling interest in Morgans Group LLC is based on the weighted-average percentage ownership throughout the period.
Additionally, $1.2 million and $1.4 million was recorded as noncontrolling interest as of March 31, 2009 and December 31, 2008, respectively, which represents our third-party food and beverage joint venture partner’s interest in the restaurant ventures at certain of our hotels.
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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”), which replaces SFAS No. 141. SFAS No. 141R, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired (including intangibles), the liabilities assumed and any noncontrolling interest in the acquired entity. Additionally, SFAS No. 141R requires that all transaction costs of a business acquisition will be expensed as incurred. The adoption of this Statement in the first quarter of 2009 will only have an impact on the accounting on future business combinations.
In February 2008, the FASB issued Staff Position No. FAS 157-2, which provided for a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of these provisions of SFAS No. 157 on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, which requires enhanced disclosures related to derivative and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosure related to: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedge items are accounted for under SFAS No.133, and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company adopted SFAS No. 161 as of January 1, 2009 and the applicable disclosures are detailed above in Derivative Instruments and Hedging Activities.
In May 2008, the FASB issued FASB Staff Position No. APB 14-1 (“FSP APB 14-1”) which clarifies the accounting for convertible notes payable. FSP APB 14-1 requires the proceeds from the sale of convertible notes to be allocated between a liability component and an equity component. The resulting debt discount must be amortized over the period the debt is expected to remain outstanding as additional interest expense. FSP APB 14-1 requires retroactive application to all periods presented and is effective for fiscal years beginning after December 15, 2008. FSP APB 14-1 became effective for the Company as of January 1, 2009. The Company has adopted FSP APB 14-1 as of January 1, 2009. See Note 6 (g).
In June 2008, the FASB ratified EITF Issue 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, (“EITF 07-5”). Paragraph 11(a) of SFAS No. 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of operations would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. EITF 07-5 is effective on January 1, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.
In October 2008, the FASB issued FASB Staff Position No. FAS 157-3 which clarifies the application of FASB Statement No. 157, Fair Value Measurements. Staff Position No. FAS 157-3 provides guidance in determining the fair value of a financial asset when the market for that financial asset is not active.
On April 1, 2009, the FASB issued three FASB Staff Positions intended to provide additional application guidance and enhance disclosures regarding the fair value of measurements and impairments of securities. FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157. FASB Staff Position No. FAS 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FASB Staff Position No. FAS 115-2 and No. FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These FSP’s are effective for us for reporting periods ending after June 30, 2009. The Company does not believe the adoption of these statements will have a material impact on its consolidated financial statements.

Reclassifications and Adoption of New Accounting Pronouncements
Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.
The Company followed the guidance on a change in accounting principle under SFAS No.154, Accounting Changes and Error Corrections, to reflect the impact of the adoption of FSP APB 14-1, which was effective January 1, 2009. As a result of these adoptions, the Company adjusted comparative consolidated financial statements of prior periods in this Quarterly Report on Form 10-Q.
The following consolidated balance sheet for the year ended December 31, 2008 and consolidated statement of operations and consolidated statement of cash flows for the three months ended March 31, 2008 were affected by the changes in accounting principle (in thousands, except per share data):

	December 31, 2008
	As Originally		Effect of
Consolidated Balance Sheet	Reported	As Adjusted	Change

Deferred tax asset	$66,279	$61,005	$(5,274)
Other, net	14,490	13,963	(527)
Long term debt and capital lease obligations	730,365	717,179	(13,186)
Additional paid-in capital	232,022	242,158	10,136
Accumulated deficit	(80,088)	(82,755)	(2,667)
Noncontrolling interest	18,017	17,933	(84)

	Three Months Ended March 31, 2008
	As Originally		Effect of
Consolidated Statement of Operations	Reported	As Adjusted	Change

Interest expense, net	$10,505	$11,074	$(569)
Income tax benefit	(3,940)	(4,168)	228
Net loss	(5,813)	(6,154)	(341)
Net income attributable to noncontrolling interest	(1,166)	(1,156)	(10)
Net loss attributable to common stockholders	(6,979)	(7,310)	(331)
Loss per share attributable to common stockholders:
Basic and diluted	(0.22)	(0.23)	(0.01)

	Three Months Ended March 31, 2008
	As Originally		Effect of
Consolidated Statement of Cash Flows	Reported	As Adjusted	Change

Net loss	$(5,813)	$(6,154)	$(341)
Amortization of discount on convertible debt	—	569	569
Deferred tax benefit	(3,259)	(3,487)	(228)

3. Income (Loss) Per Share
Basic earnings per share is calculated based on the weighted average number of common stock outstanding during the period. Diluted earnings per share include the effect of potential shares outstanding, including dilutive securities. Potential dilutive securities may include shares and options granted under the Company’s stock incentive plan and membership units in Morgans Group LLC, which may be exchanged for shares of the Company’s common stock under certain circumstances. The 954,065 outstanding Morgans Group LLC membership units (which may be converted to common stock) at March 31, 2009 have been excluded from the diluted net income (loss) per common share calculation, as there would be no effect on reported diluted net income (loss) per common share. All unvested restricted stock units, LTIP Units (as defined in Note 7), stock options and contingent Convertible Notes (as defined in Note 6) have been excluded from loss per share for the three months ended March 31, 2009 and the three months ended March 31, 2008 as they are anti-dilutive.
The table below details the components of the basic and diluted loss per share calculations (in thousands, except for per share data):

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
		Weighted			Weighted
		Average	EPS		Average	EPS
	Loss	Shares	Amount	Loss	Shares	Amount
Basic loss per share	$(10,587)	29,558	$(0.36)	$(7,310)	32,292	$(0.23)
Effect of dilutive stock compensation	—	—	—	—	—	—

Diluted loss per share	$(10,587)	29,558	$(0.36)	$(7,310)	32,292	$(0.23)

4. Investments in and Advances to Unconsolidated Joint Ventures
The Company’s investments in and advances to unconsolidated joint ventures and its equity in earnings (losses) of unconsolidated joint ventures are summarized as follows (in thousands):
Investments

	As of	As of
	March 31,	December 31,
Entity	2009	2008
Mondrian South Beach	24,799	24,785
Shore Club	57	57
Echelon Las Vegas	17,155	17,198
Mondrian SoHo	8,335	7,564
Ames Boston	11,230	7,049
Other	101	101

Total investments in and advances to unconsolidated joint ventures	$61,677	$56,754

	As of	As of
	March 31,	December 31,
Entity	2009	2008
Morgans Hotel Group Europe Ltd.	$(2,832)	$(2,689)
Restaurant Venture — SC London	(971)	(811)
Hard Rock Hotel & Casino	(11,063)	(11,063)

Total losses from and distributions in excess of investment in unconsolidated joint ventures	$(14,866)	$(14,563)

Equity in income (loss) from unconsolidated joint ventures

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
Entity	2009	2008
Morgans Hotel Group Europe Ltd.	$(332)	$(10)
Restaurant Venture — SC London	(159)	179
Mondrian South Beach	14	(521)
Hard Rock Hotel & Casino	—	(7,525)
Shore Club	—	—
Echelon Las Vegas	(67)	(170)
Other	1	2

Total	$(543)	$(8,045)

Morgans Hotel Group Europe Limited
As of March 31, 2009, the Company owned interests in two hotels in London, England, St Martins Lane, a 204-room hotel, and Sanderson, a 150-room hotel, through a 50/50 joint venture known as Morgans Hotel Group Europe Limited (“Morgans Europe”) with Walton MG London Investors V, L.L.C.
Under a management agreement with Morgans Europe, the Company earns management fees and a reimbursement for allocable chain service and technical service expenses. The Company is also entitled to an incentive management fee and a capital incentive fee. The Company did not earn any incentive fees during the three months ended March 31, 2009 or 2008.
Morgans Europe has outstanding mortgage debt of £102.1 million as of March 31, 2009 which matures on November 24, 2010. The joint venture is currently considering various options with respect to the refinancing of this mortgage obligation.
Net income or loss and cash distributions or contributions are allocated to the partners in accordance with ownership interests. The Company accounts for this investment under the equity method of accounting.
Mondrian South Beach
On August 8, 2006, the Company entered into a 50/50 joint venture with an affiliate of Hudson Capital to renovate and convert an apartment building on Biscayne Bay in South Beach Miami into a condominium hotel, Mondrian South Beach, which opened in December 2008. The Company operates Mondrian South Beach under a long-term incentive management contract.
The joint venture acquired the existing building and land for a gross purchase price of $110.0 million. An initial equity investment of $15.0 million from each of the Company and Hudson Capital was funded at closing. Additionally, the joint venture initially received mortgage loan financing of approximately $124.0 million at a rate of LIBOR, based on the rate set date, plus 300 basis points. A portion of this mortgage debt was paid down, prior to the amendment discussed below, with proceeds obtained from condominium sales. Further, in April 2008, the Mondrian South Beach joint venture obtained a mezzanine loan of $28.0 million bearing interest at LIBOR, based on the rate set date, plus 600 basis points. The mezzanine loan was also amended in November 2008, as discussed below.
On November 25, 2008, together with its joint venture partner, the Company amended and restated the mortgage loan and mezzanine loan agreements related to the Mondrian South Beach to provide for, among other things, four one-year extension options of the third-party financing, totaling $99.1 million as of March 31, 2009. Under the amended agreements, the initial maturity date of August 1, 2009 can be extended to July 29, 2013, subject to certain conditions including an amortization payment of approximately $17.5 million on August 1, 2009 for the first such annual extension, repayment of the remainder of the A-Note, as defined in the agreements, by August 1, 2010 for the exercise of the second annual extension, achievement of defined debt service coverage ratios for the exercise of the third and fourth annual extensions, and achievement of a loan to value test for the fourth annual extension. A portion of the proceeds obtained from condominium sales may be used to pay down all or part of the approximately $17.5 million extension obligation due on August 1, 2009, although there can be no assurances that such sale proceeds will be sufficient to cover the obligation. Further, the Company and an affiliate of its joint venture partner have provided additional mezzanine financing of approximately $22.5 million to the joint venture to fund completion of the construction and renovations at Mondrian South Beach. Mondrian South Beach opened on December 1, 2008.
A standard non-recourse carve-out guaranty by Morgans Group LLC is in place for the Mondrian South Beach loans. In addition, although construction is complete and Mondrian South Beach opened on December 1, 2008, the Company may have continuing obligations under a construction completion guaranty.

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
The closing of the Transactions and completion of the Merger occurred on February 2, 2007. The Morgans Parties funded one-third of the equity, or approximately $57.5 million, and the DLJMB Parties funded two-thirds of the equity, or approximately $115.0 million, through a joint venture. The remainder of the $770.0 million purchase price was financed with mortgage financing under a credit agreement entered into by the joint venture. The credit agreement provides for a secured term loan facility, which matures on February 9, 2010 with two one-year extension options subject to certain conditions, consisting of a $760.0 million loan for the acquisition and a loan for future expansion of the Hard Rock, as discussed further below. On November 6, 2007, the joint venture entered into an amended and restated credit agreement in which the lender exercised its right to split the loan made pursuant to the original credit agreement into a mortgage loan, which is comprised of a construction loan component and an acquisition loan component, and three mezzanine loans. The proceeds of the mezzanine loans were used to prepay the acquisition loan portion of the mortgage loan made pursuant to the original credit agreement.
On June 6, 2008, the joint venture closed the $620.0 million of construction financing for the expansion of the Hard Rock. The construction financing loan also matures on February 9, 2010, with two one-year extension options, subject to certain conditions.
The Company has entered into standard joint and several guarantees in connection with the acquisition and construction loans, including construction completion guarantees related to the Hard Rock expansion, which is scheduled to be completed in 2009. In its joint venture agreement with DLJMB, the Company has agreed to be responsible for the first $50.0 million of exposure on the completion guarantees, subject to certain conditions. As of March 31, 2009, the construction and expansion work was progressing generally on time and on budget, but large construction projects such as this are complicated and hard to predict, and there can be no assurance that the Company will not be required to fund some amounts under this or other guarantee obligations.
As of March 31, 2009, the Company has issued approximately $11.1 million of letters of credit toward the expansion, which are expected to be funded during 2009.
Also on June 6, 2008, the Morgans Parties and DLJMB Parties further amended their joint venture agreement to reflect DLJMB’s commitment to make additional capital contributions to the Hard Rock of up to $144.0 million for the expansion project and up to $110.0 million to satisfy the minimum sales price or amortization payment requirements under the loan facility relating to the approximately 15.0 acres of excess land held for sale by the Hard Rock.

On August 1, 2008, a subsidiary of the Hard Rock joint venture completed an intercompany land purchase with respect to an 11-acre parcel of land located adjacent to the Hard Rock. In connection with the intercompany land purchase a subsidiary entered into a $50.0 million land acquisition financing agreement with various lenders. All outstanding amounts owed under the loan agreement become due and payable no later than August 9, 2009, subject to two six-month extension options. The Hard Rock joint venture is currently considering various options with respect to the land collateralizing this loan, including selling a portion of the land to a third party. In connection with the loan, Morgans Group LLC, together with DLJMB, as guarantors, entered into a non-recourse carve-out guaranty agreement, which is only triggered in the event of certain “bad boy” clauses, in favor of Column Financial, Inc. In the joint venture agreement, DLJMB has agreed to be responsible for 100% of any liability under the guaranty, subject to certain conditions. NorthStar Realty Finance Corp. is a participant lender in the loan. See Note 8 to the Consolidated Financial Statements.
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
As a result of additional cash contributions made by the DLJMB Parties, the Company holds approximately a 19.6% ownership interest in the joint venture as of March 31, 2009.
Under an amended property management agreement, the Company operates the hotel, retail, food and beverage, entertainment and all other businesses related to the Hard Rock, excluding the casino prior to March 1, 2008, as discussed below. Under the terms of the agreement, the Company receives a management fee and a chain service expense reimbursement of all non-gaming revenue including casino rents and all other rental income. The Company can also earn an incentive management fee based on EBITDA, as defined, above certain levels. The term of the management contract is 20 years with two 10-year renewals. Beginning 12 months following completion of the expansion, the Company’s management fees are subject to certain performance tests, namely achievement of an EBITDA hurdle, as defined in the amended property management agreement.
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

On August 1, 2008, Boyd announced that it will delay the entire Echelon project due to the current capital markets and economic conditions. On September 23, 2008, the Company and Boyd amended their joint venture agreement to, among other things, extend the deadline by which the joint venture must obtain construction financing for the development of Delano Las Vegas and Mondrian Las Vegas to December 31, 2009. The amended joint venture agreement also provided for the immediate return of the $30.0 million deposit the Company had provided for the project, plus interest, the elimination of the Company’s future funding obligations of approximately $41.0 million and the elimination of any obligation by the Company to provide a construction loan guaranty. The amended joint venture agreement also limits the amounts that the Company and Boyd are required to continue to fund for pre-development and related costs to approximately $0.4 million each, which will be fully paid in 2009. Each partner has the right to terminate the joint venture for any reason prior to December 31, 2009. Additionally, the terms of the management agreement, which provide for the Company to operate the joint venture hotels upon their completion, remain unchanged. As of March 31, 2009, the Company concluded that the investment in Echelon Las Vegas was not impaired as the joint venture agreement is still in effect and although neither party is obligated to contribute additional equity, the partners’ intent is to continue with the project under the amended joint venture agreement assuming financing becomes available.
Mondrian SoHo
In June 2007, the Company contributed approximately $5.0 million for an approximately 20% equity interest in a joint venture with Cape Advisors Inc. to acquire and develop a Mondrian hotel in the SoHo neighborhood of New York City. The Mondrian SoHo is currently expected to have approximately 270 rooms, a restaurant, bar, ballroom, meeting rooms, exercise facility and a penthouse suite with outdoor space that can be used as a guest room or for private events. Upon completion in late 2009 or early 2010, the Company is expected to operate the hotel under a 10-year management contract with two 10-year extension options.
Ames Boston
On June 17, 2008, the Company, Normandy Real Estate Partners, and Ames Hotel Partners entered into a joint venture agreement as part of the development of the Ames Boston hotel in Boston, located near Government Center, Boston Common and Faneuil Hall. Upon completion, the Company expects to operate the hotel under a long-term management contract. Ames Boston is expected to open in late 2009 or early 2010 and to have approximately 115 guest rooms, a restaurant, bar and exercise facility.
The total development budget for the project is approximately $91.3 million with the Company having an approximately 35% interest in the joint venture. The project is expected to qualify for federal and state historic rehabilitation tax credits. Normandy Real Estate Partners has closed on a development loan from UBS for up to $46.5 million.
5. Other Liabilities
Other liabilities consist of the following (in thousands):

	As of	As of
	March 31,	December 31,
	2009	2008
Interest swap liability (Note 2)	$19,095	$21,909
Designer fee payable	13,348	13,175
Other	571	571

	$33,014	$35,655

Designer Fee Payable
The Former Parent had an exclusive service agreement with a hotel designer, pursuant to which the designer has initiated various claims related to the agreement. Although the Company is not a party to the agreement, it may have certain contractual obligations or liabilities to the Former Parent in connection with the agreement. While defenses and/or counter-claims may be available to the Company or the Former Parent in connection with any claims brought by the designer, a liability amount has been recorded in these consolidated financial statements. According to the agreement, the designer is owed a base fee for each designed hotel, plus 1% of Gross Revenues, as defined in the agreement, for a 10-year period from the opening of each hotel. The estimated costs of the design services were capitalized as a component of the applicable hotel and are being amortized over the five-year estimated life of the related design elements. Interest is accreted each year on the liability and charged to interest expense using a rate of 9%. Changes to the liability recorded in these consolidated financial statements are recorded as an adjustment to the capitalized design fee and amortized prospectively. Adjustments to the liability after the five-year life of the design asset will be charged directly to operations. In addition, the agreement also called for the designer to design a minimum number of projects for which the designer would be paid a minimum fee, which is recorded in the above liability. See further discussion in Note 9.

6. Long-Term Debt and Capital Lease Obligations
Long-term debt consists of the following (in thousands):

	As of	As of	Interest rate at
	March 31,	December 31,	March 31,
Description	2009	2008	2009
Notes secured by Hudson and Mondrian(a)	$370,000	$370,000	LIBOR + 1.25%
Clift debt(b)	81,985	81,578	9.6%
Promissory note(c)	10,500	10,000	11.0%
Note secured by Mondrian Scottsdale(d)	40,000	40,000	LIBOR + 2.30%
Liability to subsidiary trust(e)	50,100	50,100	8.68%
Revolving credit facility(f)	51,744	—	(f)
Convertible Notes(g) - Face Value $172.5 million	159,884	159,314	2.375%
Capital lease obligations	6,157	6,187	various

Total long term debt	$770,370	$717,179

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
The Company has the option of extending the maturity date of the Mortgages to October 15, 2011 provided that certain extension requirements are achieved, including maintaining a debt service coverage ratio, as defined, at the subsidiary owning the relevant hotel for the two fiscal quarters preceding the maturity date of 1.55 to 1.00 or greater. The Company anticipates it will either extend these maturities in 2010, or it may consider refinancing these Mortgages.
The prepayment clause in the Mortgages permits the Company to prepay the Mortgages in whole or in part on any business day.
The Mortgages require the Company’s subsidiary borrowers (entities owning Hudson and Mondrian Los Angeles) to fund reserve accounts to cover monthly debt service payments. Those subsidiary borrowers are also required to fund reserves for property, sales and occupancy taxes, insurance premiums, capital expenditures and the operation and maintenance of those hotels. Reserves are deposited into restricted cash accounts and are released as certain conditions are met. The subsidiary borrowers are not permitted to have any liabilities other than certain ordinary trade payables, purchase money indebtedness, capital lease obligations and certain other liabilities.
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
As of March 31, 2009, the Company was in compliance with the covenants of the Mortgages.
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

(e) Liability to Subsidiary Trust Issuing Preferred Securities
On August 4, 2006, a newly established trust formed by the Company, MHG Capital Trust I (the “Trust”), issued $50.0 million in trust preferred securities (the “Trust Securities”) in a private placement. The Company owns all of the $0.1 million of outstanding common stock of the Trust. The Trust used the proceeds of these transactions to purchase $50.1 million of junior subordinated notes issued by the Company’s operating company and guaranteed by the Company (the “Trust Notes”) which mature on October 30, 2036. The sole assets of the Trust consist of the Trust Notes. The terms of the Trust Notes are substantially the same as the Trust Securities. The Trust Notes and the Trust Securities have a fixed interest rate of 8.68% per annum during the first 10 years, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus 3.25% per annum. The Trust Notes are redeemable by the Trust, at the Company’s option, after five years at par. To the extent the Company redeems the Trust Notes, the Trust is required to redeem a corresponding amount of Trust Securities. The Trust Note agreement requires that the Company does not fall below a fixed charge coverage ratio, defined generally as Consolidated EBITDA, excluding Clift’s EBITDA, over consolidated interest expense, excluding Clift’s interest expense, of 1.4 to 1.0 for four consecutive quarters. As of March 31, 2009, the Company’s fixed charge coverage ratio was 2.1 and the Company was in compliance with the covenants of the Trust Note agreement.
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
(f) Revolving Credit Facility
On October 6, 2006, the Company and certain of its subsidiaries entered into a revolving credit facility in the initial commitment amount of $225.0 million, which includes a $50.0 million letter of credit sub-facility and a $25.0 million swingline sub-facility (collectively, the “Revolving Credit Facility”) with Wachovia Capital Markets, LLC and Citigroup Global Markets Inc. The Company may also, at its option, with the prior consent of the lenders and subject to customary conditions, request an increase in the aggregate commitment under the Revolving Credit Facility to up to $350.0 million. During 2009, the Company received notice that one of the lenders on the Revolving Credit Facility was taken over by the Federal Deposit Insurance Corporation. As such, the total initial commitment amount on the Revolving Credit Facility was reduced to approximately $220.0 million.
In March 2009, the Company borrowed approximately $51.7 million under its Revolving Credit Facility for general corporate purposes. The loan currently bears interest at LIBOR plus 1.35%. The Company also had approximately $12.1 million of outstanding letters of credit posted against the Revolving Credit Facility as of March 31, 2009. In addition, the Company has access to approximately $90 million additional availability under the Revolving Credit Facility. The additional availability was contingent upon the Company increasing its borrowing capacity by filing a mortgage on Delano Miami and upon payment of the related additional recording tax, which the Company did in May 2009, pursuant to the terms of the Revolving Credit Facility. At any given time, the amount available for borrowings under the Revolving Credit Facility is contingent upon the borrowing base, which is calculated by reference to the appraised value and implied debt service coverage value of certain collateral properties securing the Revolving Credit Facility. If current economic conditions continue, however, the Company expects that the available borrowing base will be significantly reduced in the future. The Company’s ability to borrow under the Revolving Credit Facility and the amount of cash that may need to be retained from such borrowings also depends on the Company’s ability to maintain the financial covenants described below.
The commitments under the Revolving Credit Facility terminate on October 5, 2011, at which time all outstanding amounts under the Revolving Credit Facility will be due and payable.
The interest rate per annum applicable to loans under the Revolving Credit Facility is a fluctuating rate of interest measured by reference to, at the Company’s election, either LIBOR or a base rate, plus a borrowing margin. LIBOR loans have a borrowing margin of 1.35% to 1.90%, based on the Company’s total leverage ratio (with an initial borrowing margin of 1.35%), and base rate loans have a borrowing margin of 0.35% to 0.90%, based on the Company’s total leverage ratio (with an initial borrowing margin of 0.35%). The Revolving Credit Facility also provides for the payment of a quarterly unused facility fee equal to the average daily unused amount for each quarter multiplied by 0.25%.

The Revolving Credit Facility requires the Company to maintain for each four-quarter period a total leverage ratio (defined generally as total consolidated indebtedness, net of cash and excluding indebtedness related to the Convertible Notes (defined below), the Trust Securities and the Clift lease obligation to consolidated EBITDA excluding Clift’s EBITDA) of no more than 7.0 to 1.0 at any time during 2008, and 6.0 to 1.0 at any time after December 31, 2008, and a fixed charge coverage ratio (defined generally as consolidated EBITDA excluding Clift’s EBITDA to consolidated interest expense excluding Clift’s interest expense) of no less than 1.75 to 1.00 at all times. As of March 31, 2009, the Company’s leverage ratio was 5.2 times and our fixed charge coverage ratio was 2.0 times under these financial covenants. The Revolving Credit Facility contains negative covenants, subject in each case to certain exceptions, restricting incurrence of indebtedness, incurrence of liens, fundamental changes, acquisitions and investments, asset sales, transactions with affiliates and restricted payments, including, among others, a covenant prohibiting us from paying cash dividends on our common stock. As of March 31, 2009, the Company was in compliance with the covenants of the Revolving Credit Facility.
The Revolving Credit Facility provides for customary events of default, including failure to pay principal or interest when due, failure to comply with covenants, any representation proving to be incorrect, defaults relating to acceleration of certain other indebtedness of at least $10.0 million in the aggregate, certain insolvency and receivership events affecting the Company or certain subsidiaries, judgments in excess of $5.0 million in the aggregate being rendered against the Company or certain subsidiaries, the acquisition by any person of 40% or more of any outstanding class of capital stock having ordinary voting power in the election of Directors of the Company, and the incurrence of certain ERISA liabilities in excess of $5.0 million in the aggregate.
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
The Convertible Notes are senior subordinated unsecured obligations of the Company and are guaranteed on a senior subordinated basis by the Company’s operating company, Morgans Group LLC. The Convertible Notes are convertible into shares of the Company’s common stock under certain circumstances and upon the occurrence of specified events.
Interest on the Convertible Notes is payable semi-annually in arrears on April 15 and October 15 of each year, beginning on April 15, 2008, and the Convertible Notes mature on October 15, 2014, unless previously repurchased by the Company or converted in accordance with their terms prior to such date. The initial conversion rate for each $1,000 principal amount of Convertible Notes is 37.1903 shares of the Company’s common stock, representing an initial conversion price of approximately $26.89 per share of common stock. The initial conversion rate is subject to adjustment under certain circumstances.
On January 1, 2009, the Company adopted FSP APB 14-1, which clarifies the accounting for convertible notes payable. FSP APB 14-1 requires the proceeds from the issuance of convertible notes to be allocated between a debt component and an equity component. The debt component is measured based on the fair value of similar debt without an equity conversion feature, and the equity component is determined as the residual of the fair value of the debt deducted from the original proceeds received. The resulting discount on the debt component is amortized over the period the debt is expected to be outstanding as additional interest expense. FSP APB 14-1 required retroactive application to all periods presented. The equity component, recorded as additional paid-in capital, was $10.1 million, which represents the difference between the proceeds from issuance of the Convertible Notes and the fair value of the liability, net of deferred taxes of $5.3 million as of the date of issuance of the Convertible Notes.
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
The Company recorded the purchase of the Call Options, net of the related tax benefit of approximately $20.3 million, as a reduction of additional paid-in capital and the proceeds from the Warrants as an addition to additional paid-in capital in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock, and other relevant literature.
In February 2008, the Company filed a registration statement with the Securities and Exchange Commission to cover the resale of shares of the Company’s common stock that may be issued from time to time upon the conversion of the Convertible Notes.
7. Omnibus Stock Incentive Plan
On February 9, 2006, the Board of Directors of the Company adopted the Morgans Hotel Group Co. 2006 Omnibus Stock Incentive Plan (the “2006 Stock Incentive Plan”). The 2006 Stock Incentive Plan provided for the issuance of stock-based incentive awards, including incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units (“RSUs”) and other equity-based awards, including membership units in Morgans Group LLC which are structured as profits interests (“LTIP Units”), or any combination of the foregoing. The eligible participants in the 2006 Stock Incentive Plan included Directors, officers and employees of the Company. An aggregate of 3,500,000 shares of common stock of the Company were reserved and authorized for issuance under the 2006 Stock Incentive Plan, subject to equitable adjustment upon the occurrence of certain corporate events. On April 23, 2007, the Board of Directors of the Company adopted, and at the annual meeting of stockholders on May 22, 2007, the stockholders approved, the Company’s 2007 Omnibus Incentive Plan (the “2007 Incentive Plan”), which amended and restated the 2006 Stock Incentive Plan and increased the number of shares reserved for issuance under the plan by up to 3,250,000 shares to a total of 6,750,000 shares. Awards other than options and stock appreciation rights reduce the shares available for grant by 1.7 shares for each share subject to such an award. On April 10, 2008, the Board of Directors of the Company adopted, and at the annual meeting of stockholders on May 20, 2008, the stockholders approved, an Amended and Restated 2007 Omnibus Incentive Plan (the “Amended 2007 Incentive Plan”) which, among other things, increased the number of shares reserved for issuance under the plan by 1,860,000 shares from 6,750,000 shares to 8,610,000 shares.
A summary of stock-based incentive awards as of March 31, 2009 is as follows (in units, or shares, as applicable):

	Restricted Stock
	Units	LTIP Units	Stock Options
Outstanding as of January 1, 2009	873,553	1,560,788	2,082,943
Granted during 2009	—	—	—
Distributed/exercised during 2009	(9,125)	—	—
Forfeited during 2009	(44,643)	—	(363,314)

Outstanding as of March 31, 2009	819,785	1,560,788	1,719,629

Vested as of March 31, 2009	41,480	881,864	900,062

Total stock compensation expense, which is included in corporate expenses on the accompanying consolidated financial statements, was $3.1 million and $2.9 million for the three months ended March 31, 2009 and 2008, respectively.
On April 9, 2009, the Board of Directors of the Company issued an aggregate of 465,232 LTIP units to the Company’s executive officers and other senior executives under the Amended 2007 Incentive Plan. All grants vest one-third of the amount granted on each of the first three anniversaries of the grant date so long as the recipient continues to be an eligible participant, subject to accelerated vesting for two such grantees in the event their employment is terminated in certain circumstances. The fair value of each such LTIP unit granted was $3.81 at the grant date.

8. Related Party Transactions
The Company earned management fees, chain services fees and fees for certain technical services and has receivables from hotels it owns through investments in unconsolidated joint ventures as well as hotels owned by the Former Parent. These fees totaled approximately $3.3 million and $4.5 million for the three months ended March 31, 2009 and 2008, respectively.
As of March 31, 2009 and December 31, 2008, the Company had receivables from these affiliates of approximately $10.1 million and $7.9 million, respectively, which are included in receivables from related parties on the accompanying consolidated balance sheets.
9. Litigation
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
Potential Litigation
The Company understands that Mr. Philippe Starck has initiated arbitration proceedings in the London Court of International Arbitration regarding an exclusive service agreement that he entered into with Residual Hotel Interest LLC (formerly known as Morgans Hotel Group LLC) in February 1998 regarding the design of certain hotels now owned by the Company. The Company is not a party to these proceedings at this time. See Note 5 of the Consolidated Financial Statements.
Other Litigation
The Company is involved in various lawsuits and administrative actions in the normal course of business. In management’s opinion, disposition of these lawsuits is not expected to have a material adverse effect on the Company’s financial positions, results of operations or liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2009. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those set forth under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Overview
We are a fully integrated hospitality company that operates, owns, acquires, develops and redevelops boutique hotels, primarily in gateway cities and select resort markets in the United States and Europe. Over our 25-year history, we have gained experience operating in a variety of market conditions.
The historical financial data presented herein is the historical financial data for:
•	our Owned Hotels, consisting of Morgans, Royalton and Hudson in New York, Delano Miami in Miami, Mondrian Los Angeles in Los Angeles, Clift in San Francisco, and Mondrian Scottsdale in Scottsdale;
•	our Joint Venture Hotels, consisting of the London hotels (Sanderson and St Martins Lane), Shore Club, Hard Rock, and Mondrian South Beach;
•	our investments in hotels under construction, such as Mondrian SoHo and Ames Boston, and our investment in other proposed properties;
•	our investment in certain joint venture food and beverage operations at our Owned Hotels and Joint Venture Hotels, discussed further below;
•	our management company subsidiary, Morgans Hotel Group Management LLC
•
the rights and obligations contributed to Morgans Group LLC in the formation and structuring transactions described in Note 1 to the Consolidated Financial Statements, included elsewhere in this report.

We consolidate the results of operations for all of our Owned Hotels and certain food and beverage operations at five of our Owned Hotels, which are operated under 50/50 joint ventures with restaurateur Jeffrey Chodorow. We consolidate the food and beverage joint ventures as we believe that we are the primary beneficiary of these entities. Our partner’s share of the results of operations of these food and beverage joint ventures is recorded as a noncontrolling interest in the accompanying consolidated financial statements. This noncontrolling interest is based upon 50% of the income of the applicable entity after giving effect to rent and other administrative charges payable to the hotel. The Asia de Cuba restaurant at Mondrian Scottsdale is operated under license and management agreements with China Grill Management, a company controlled by Jeffrey Chodorow.
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

On February 2, 2007, we began managing the hotel operations at the Hard Rock. We also have signed agreements to manage Mondrian SoHo and Ames Boston once development is complete. We have signed agreements to manage Mondrian Las Vegas, Delano Las Vegas, and Mondrian Palm Springs, but we are unsure of the future of the development of these hotels as financing has not yet been obtained. Additionally, in September 2008, we signed an agreement to manage Delano Dubai. As of March 31, 2009, we operated the following Joint Venture Hotels under management agreements which expire as follows:
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
Factors Affecting Our Results of Operations
Revenues. Changes in our revenues are most easily explained by three performance indicators that are commonly used in the hospitality industry:
•	occupancy;

•	Average Daily Rate (“ADR”); and

•
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

The seasonal nature of the hospitality business can also impact revenues. For example, our Miami hotels are generally strongest in the first quarter, whereas our New York hotels are generally strongest in the fourth quarter. However, given the current economic environment, the impact of seasonality in 2009 may not be as significant as in prior periods.
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

•
Restructuring, development and disposal costs include costs incurred related to our restructuring initiatives implemented in 2008 and 2009, costs of abandoned development projects and disposal of assets typically as a result of renovations. These items do not relate to the ongoing operating performance of our assets.

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

•
Income tax (benefit) expense. One of our foreign subsidiaries is subject to United Kingdom corporate income taxes. Income tax expense is reported at the applicable rate for the periods presented. The Company is subject to Federal and state income taxes. Income taxes for the three months ended March 31, 2009 and 2008 were computed using our calculated effective tax rate. We also recorded net deferred taxes related to cumulative differences in the basis recorded for certain assets and liabilities.

•
Noncontrolling interest. Noncontrolling interest constitutes the third-party food and beverage joint venture partner’s interest in the profits of the restaurant ventures at certain of our hotels as well as the percentage of membership units in Morgans Group LLC, our operating company, owned by our Former Parent, as discussed in Note 2 of the Consolidated Financial Statements.

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
Recent Trends and Developments
Recent Trends. During 2008 and continuing in 2009, the weakening U.S. and global economy resulted in considerable negative pressure on both consumer and business spending. As a result, lodging demand, which is primarily driven by growth in GDP, business investment and employment growth, weakened substantially, particularly in the fourth quarter and the first quarter of 2009, and we believe these trends will continue through much of 2009. We anticipate that lodging demand will not improve until the current economic trends, particularly the weakness in the overall economy and the lack of liquidity in the credit markets, reverse course.
To help mitigate the effects of these trends, we are actively managing costs and each of our properties and our corporate office has implemented certain cost reduction plans. Through our multi-phased contingency plan, we reduced hotel operating expenses and corporate expenses during 2008. Additionally, given the continuing declines in the market since December 2008, we implemented additional cost reduction plans during the first quarter of 2009, both at our corporate office and at the hotel properties, and we will continue to carefully monitor our costs with the objective of achieving all possible efficiencies throughout the remainder of the year. We believe that these cost reduction plans will result in significant savings in 2009 and that our experienced management team and dedicated employees have allowed us to implement these cost cuts without impacting overall quality of our guest experience.

Demand has diminished and is expected to continue to remain weak as a result of the current economic crisis. Although the pace of new lodging supply in various phases of development has increased over the past several quarters, we believe the timing of some of these projects may be affected by the current economic crisis and the reduced availability of financing. These factors may further dampen the pace of new supply development, including our own, during 2009. Nevertheless, we did witness new competitive luxury and boutique properties opening in 2008 in some of our markets, particularly in Los Angeles, Scottsdale and Miami Beach, that have impacted our performance in these markets and may continue to do so.
For 2009, we believe that the economic forecasts for contraction of GDP, increasing unemployment and declines in business investment and profits, when combined with the turmoil in the credit markets, will continue to negatively affect both leisure and business travel and, accordingly, decrease lodging demand. As such, there can be no assurances that any increases in hotel revenues or earnings at our properties will occur or that any losses will not increase for these or any other reasons. Although the continuing uncertainty about the depth and duration of the economic crisis makes projections difficult, based on a review of hotel-specific and broad economic metrics, we believe that our results will be significantly weaker throughout 2009 as compared to the results of 2008.
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
Recent Developments. In March 2009, we borrowed approximately $51.7 million under our Revolving Credit Facility (as defined below) for general corporate purposes.

Operating Results
Comparison of Three Months Ended March 31, 2009 to Three Months Ended March 31, 2008
The following table presents our operating results for the three months ended March 31, 2009 and the three months ended March 31, 2008, including the amount and percentage change in these results between the two periods. The consolidated operating results for the three months ended March 31, 2009 is comparable to the consolidated operating results for the three months ended March 31, 2008, with the exception of Mondrian Los Angeles and Morgans, both of which were under renovation during 2008, the investment in the Hard Rock, which has been under renovation and expansion during 2008 and 2009, and the investment in Mondrian South Beach, which opened in December 2008. The consolidated operating results are as follows:

	Three Months Ended
	March 31,	March 31,
	2009	2008	Change ($)	Change (%)
		As adjusted(2)
		(in thousands, except percentages)
Revenues:
Rooms	$28,595	$46,155	$(17,560)	(38.0)%
Food and beverage	19,488	26,570	(7,082)	(26.7)%
Other hotel	2,745	3,473	(728)	(21.0)%

Total hotel revenues	50,828	76,198	(25,370)	(33.3)%
Management fee—related parties and other income	3,449	4,536	(1,087)	(24.0)%

Total revenues	54,277	80,734	(26,457)	(32.8)%

Operating Costs and Expenses:
Rooms	10,215	13,169	(2,954)	(22.4)%
Food and beverage	14,575	19,367	(4,792)	(24.7)%
Other departmental	1,594	2,085	(491)	(23.5)%
Hotel selling, general and administrative	12,010	15,772	(3,762)	(23.9)%
Property taxes, insurance and other	4,324	4,054	270	6.7%

Total hotel operating expenses	42,718	54,447	(11,729)	(21.5)%
Corporate expenses, including stock compensation	9,300	10,337	(1,037)	(10.0)%
Depreciation and amortization	7,221	6,091	1,130	18.6%
Restructuring, development and disposal costs	890	537	353	65.7%

Total operating costs and expenses	60,129	71,412	(11,283)	(15.8)%

Operating (loss) income	(5,852)	9,322	(15,174)	(162.8)%
Interest expense, net	11,458	11,074	384	3.5%
Equity in loss of unconsolidated joint ventures	543	8,045	(7,502)	(93.3)%
Other non-operating expense	570	525	45	8.6%

Loss before income tax expense	(18,423)	(10,322)	(8,101)	(78.5)%
Income tax benefit	(8,139)	(4,168)	3,971	95.3%

Net loss	(10,284)	(6,154)	(4,130)	(1)
Net income attributable to noncontrolling interest	(303)	(1,156)	(853)	(73.8%)

Net loss attributable to Morgans Hotel Group Co.	(10,587)	(7,310)	(3,277)	(1)

Other comprehensive income:
Unrealized gain (loss) on interest rate swap, net of tax	1,680	(4,357)	6,037	138.6%
Foreign currency translation gain	113	14	99	(1)

Comprehensive loss	$(8,794)	$(11,653)	$2,859	(24.5)%

(1)	Not meaningful.

(2)
Adjusted for change in accounting principle related to our Convertible Notes. See Note 6 to our unaudited consolidated financial statements for additional information and the effect of the change in accounting principle to our financial statements.

Total Hotel Revenues. Total hotel revenues decreased 33.3% to $50.8 million for the three months ended March 31, 2009 compared to $76.2 million for the three months ended March 31, 2008. The components of RevPAR from our comparable Owned Hotels for the three months ended March 31, 2009 and 2008, which includes Hudson, Delano, Clift, Mondrian Scottsdale, and Royalton, and excludes Mondrian Los Angeles and Morgans, which were under renovation during 2008, are summarized as follows:

	Three Months Ended
	March 31,	March 31,
	2009	2008	Change ($)	Change (%)
Occupancy	64.9%	79.1%	—	(17.9)%
ADR	$238	$319	$(81)	(25.4)%
RevPAR	$154	$252	$(98)	(39.0)%
RevPAR from our comparable Owned Hotels decreased 39.0% to $154 for the three months ended March 31, 2009 compared to $252 for the three months ended March 31, 2008.
Rooms revenue decreased 38.0% to $28.6 million for the three months ended March 31, 2009 compared to $46.2 million for the three months ended March 31, 2008. The overall decrease was primarily attributable to the significant adverse impact on lodging demand as a result of the global economic downturn, as is evident by the decrease of 39.0% in comparable Owned Hotel RevPAR noted above. All of our comparable Owned Hotels experienced a decline in rooms revenue in excess of 30% during the three months ended March 31, 2009 as compared to the same period in 2008.
Food and beverage revenue decreased 26.7% to $19.5 million for the three months ended March 31, 2009 compared to $26.6 million for the three months ended March 31, 2008. The overall decrease was primarily attributable to the significant adverse impact on lodging demand, which negatively impacts the ancillary venues at our hotels, such as the bar and restaurant revenue, as a result of the global economic downturn. All of our comparable Owned Hotels experienced a decline in food and beverage revenue in excess of 20% during the three months ended March 31, 2009 as compared to the same period in 2008.
Other hotel revenue decreased 21.0% to $2.7 million for the three months ended March 31, 2009 compared to $3.5 million for the three months ended March 31, 2008. The overall decrease was primarily attributable to the significant adverse impact on lodging demand, which negatively impacts the ancillary revenues at our hotels, as a result of the global economic downturn.
Management Fee — Related Parties and Other Income. Management fee — related parties and other income decreased by 24.0% to $3.4 million for the three months ended March 31, 2009 compared to $4.5 million for the three months ended March 31, 2008. This decrease is primarily attributable to the significant adverse impact on lodging demand as a result of the global economic downturn, as well as a decrease in management fees earned at Hard Rock as a result of reduced revenues due to disruption from the expansion and renovations currently underway. Slightly offsetting these decreases are management fees earned at Mondrian South Beach, which opened in December 2008.
Operating Costs and Expenses
Rooms expense decreased 22.4% to $10.2 million for the three months ended March 31, 2009 compared to $13.2 million for the three months ended March 31, 2008. This decrease is a direct result of the decrease in rooms revenue. Like rooms revenue, occupancy is a major driver of rooms expense. Occupancy decreased 17.9% at our comparable Owned Hotels for the three months ended March 31, 2009 as compared to the same period in 2008.
Food and beverage expense decreased 24.7% to $14.6 million for the three months ended March 31, 2009 compared to $19.4 million for the three months ended March 31, 2008. This decrease is comparable to the decrease noted in food and beverage revenue above.

Other departmental expense decreased 23.5% to $1.6 million for the three months ended March 31, 2009 compared to $2.1 million for the three months ended March 31, 2008. This decrease is comparable to the decrease noted in other hotel revenue above.
Hotel selling, general and administrative expense decreased 23.9% to $12.0 million for the three months ended March 31, 2009 compared to $15.8 million for the three months ended March 31, 2008. This decrease was primarily due to the impact of cost cutting initiatives across all hotel properties, which were implemented in late 2008 and in early 2009, resulting in decreased administrative and general costs and advertising and promotion expenses.
Property taxes, insurance and other expense increased 6.7% to $4.3 million for the three months ended March 31, 2009 compared to $4.1 million for the three months ended March 31, 2008. This increase was primarily due to increases in property taxes at Hudson as a result of the expiration of a property tax abatement, which will continue to be phased out over the next three years, fully expiring in 2012.
Corporate expenses, including stock compensation decreased by 10.0% to $9.3 million for the three months ended March 31, 2009 compared to $10.3 million for the three months ended March 31, 2008. This decrease is due primarily to the impact of cost cutting initiatives at the corporate office which were implemented in late 2008 and early 2009.
Depreciation and amortization increased 18.6% to $7.2 million for the three months ended March 31, 2009 compared to $6.1 million for the three months ended March 31, 2008. This increase is a result of hotel renovations at Mondrian Los Angeles and Morgans, which both took place during 2008.
Restructuring, development and disposal costs increased 65.7% to $1.0 million for the three months ended March 31, 2009 as compared to $0.5 million for the three months ended March 31, 2008. The increase in the expense is primarily related severance expenses incurred during early 2009 as part of our cost reduction plans.
Interest expense, net. Interest expense, net increased 3.5% to $11.5 million for the three months ended March 31, 2009 compared to $11.1 million for the three months ended March 31, 2008. The increase in this expense is primarily due to less interest income recognized for the three months ending March 31, 2009.
Equity in loss of unconsolidated joint ventures decreased 93.3% to $0.5 million for the three months ended March 31, 2009 compared to $8.0 million for the three months ended March 31, 2008. This decrease is primarily due to a reduction in our share of losses from the Hard Rock. We did not record our proportionate share of loss from our investment in the Hard Rock for the three months ending March 31, 2009 because our book investment balance has been reduced to zero as of December 31, 2008.
The components of RevPAR from our comparable Joint Venture Hotels for the three months ended March 31, 2009 and, 2008, which includes Sanderson, St Martins Lane and Shore Club, but excludes the Hard Rock, which has been under renovation and expansion during 2008 and 2009, and Mondrian South Beach, which opened in December 2008, are summarized as follows:

	Three Months Ended
	March 31,	March 31,
	2009	2008	Change ($)	Change (%)
Occupancy	61.1%	73.6%	—	(16.9)%
ADR	$343	$473	$(130)	(27.4)%
RevPAR	$210	$348	$(138)	(39.7)%

The components of RevPAR from the Hard Rock for the three months ended March 31, 2009 and the three months ended March 31, 2008 are summarized as follows:

	Three Months Ended
	March 31,	March 31,
	2009	2008	Change ($)	Change (%)
Occupancy	89.3%	94.0%	—	(5.0)%
ADR	$135	$184	$(49)	(26.6)%
RevPAR	$121	$173	$(52)	(30.1)%
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
Other non-operating expense increased 8.6% to $0.6 million for the three months ended March 31, 2009 as compared to $0.5 million for the three months ended March 31, 2008. The slight increase in the expense is primarily related to increased legal costs incurred for modifications to agreements related to our existing joint ventures.
Income tax benefit was a benefit of $8.1 million for the three months ended March 31, 2009 compared to $4.1 million for the three months ended March 31, 2008. The income tax benefit was due primarily to the recording of deferred tax assets from the net operating loss.

Liquidity and Capital Resources
As of March 31, 2009, we had approximately $86.6 million in cash and cash equivalents. This amount includes the approximately $51.7 million that we borrowed under our Revolving Credit Facility in March 2009. We also had approximately $12.1 million of outstanding letters of credit posted against the Revolving Credit Facility as of March 31, 2009. In addition, we have access to approximately $90 million additional availability under the Revolving Credit Facility. The additional availability was contingent upon us increasing our borrowing capacity by filing a mortgage on Delano Miami and upon payment of the related additional recording tax, which we did in May 2009, pursuant to the terms of the Revolving Credit Facility. At any given time, the amount available for borrowings under the Revolving Credit Facility is contingent upon the borrowing base, which is calculated by reference to the appraised value and implied debt service coverage value of certain collateral properties securing the Revolving Credit Facility. If current economic conditions continue, however, we expect that the available borrowing base will be significantly reduced in the future. As a result, we cannot assure you of the future amount, if any, that will be available under our Revolving Credit Facility. See “Debt — Revolving Credit Facility.” We have both short-term and long-term liquidity requirements as described in more detail below.
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
In addition to reserve funds for capital expenditures, our debt and lease agreements also require us to deposit cash into escrow accounts for taxes, insurance and debt service payments. As of March 31, 2009 total restricted cash was $20.2 million.
Further, we have aggregate capital commitments or plans to fund development projects of approximately $15.0 million, including approximately $11.1 million of letters of credit posted in February 2008 to fund the expansion of the Hard Rock, which we anticipate will be paid in 2009, and the development of up to 30 guest rooms from rooms that were formerly Single Room Occupancy (“SRO”) units at Hudson.
We expect to meet our short-term liquidity needs for the next 12 months through existing cash balances and cash provided by our operations; if necessary, we may also access additional borrowings under our Revolving Credit Facility assuming an increase in our borrowing capacity on Delano Miami and continued availability of the Revolving Credit Facility, as discussed above. See also “—Potential Capital Expenditures and Liquidity Requirements” below for additional liquidity that may be required in the short-term, depending on market and other circumstances, including our ability to refinance or extend existing debt.
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

Our non-recourse mortgage financing on Hudson and Mondrian Los Angeles, discussed below in “Debt—Mortgage Agreement,” consisting of a $217.0 million first mortgage note secured by Hudson, a $32.5 million mezzanine loan secured by a pledge of the equity interests in our subsidiary owning Hudson, and a $120.5 million first mortgage note secured by Mondrian Los Angeles (collectively, the “Mortgages”), all mature on July 15, 2010. We have the option of extending the maturity date of the Mortgages to October 15, 2011 provided that certain extension requirements are achieved, including maintaining a debt service coverage ratio, as defined in the Mortgages, for the two fiscal quarters preceding the maturity date of 1.55 to 1.00 or greater. A portion of the Mortgages may need to be repaid in order to meet this covenant, or alternatively, we may consider refinancing the Mortgages.
Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, equity and debt offerings, borrowings under our Revolving Credit Facility, and long-term mortgages on our properties. Other sources may include cash generated through asset dispositions and joint venture transactions. Additionally, we may secure other financing opportunities. This may include permanent mortgage financing on one or more of our hotels that currently secure our Revolving Credit Facility—Delano Miami, Royalton and Morgans. Given the current economic environment and turmoil in the credit markets, however, we may not be able to obtain such financings on terms acceptable to us or at all. We may require additional borrowings, including additional borrowings under our Revolving Credit Facility if they become and remain available as discussed above, to satisfy our long-term liquidity requirements.
Although the credit and equity markets are currently in economic turmoil, we believe that these sources of capital will become available to us in the future to fund our long-term liquidity requirements. However, our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, borrowing restrictions imposed by existing lenders and general market conditions. We will continue to analyze which source of capital is most advantageous to us at any particular point in time.
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
Gale Promissory Note. Our $10.5 million interest-only, non-recourse promissory note relating to the Gale in South Beach is due in January 2010. Management does not intend to commence development of this hotel unless financing is available and will evaluate its options prior to maturity of the non-recourse promissory note.
Potential Litigation. We may have potential liability in connection with certain claims by a designer for which we have accrued $13.3 million as of March 31, 2009, as discussed in Note 5 of the Consolidated Financial Statements.
Mondrian South Beach Mortgage and Mezzanine Agreements. On November 25, 2008, together with our joint venture partner, we amended and restated the non-recourse mortgage loan and mezzanine loan agreements related to the Mondrian South Beach to provide for, among other things, four one-year extension options of the third-party financing totaling $99.1 million as of March 31, 2009. Under the amended agreements, the initial maturity date of August 1, 2009 can be extended to July 29, 2013, subject to certain conditions including an amortization payment of approximately $17.5 million on August 1, 2009 for the first such annual extension. A portion of the proceeds obtained from condominium sales may be used to pay down all or part of this $17.5 million extension obligation, although there can be no assurances that such sale proceeds will be sufficient to cover the obligation. Further extensions require repayment of additional amounts and the satisfaction of certain financial covenants. A standard non-recourse carve-out guaranty by Morgans Group LLC is in place for the Mondrian South Beach loans. In addition, although construction is complete and Mondrian South Beach opened on December 1, 2008, the Company may have continuing obligations under a construction completion guaranty.

Hard Rock Construction and Acquisition Loans. On February 2, 2007, our Hard Rock joint venture closed on $760.0 million of acquisition financing in connection with the acquisition of the Hard Rock, and on June 6, 2008, our Hard Rock joint venture closed on $620.0 million of the construction financing for the expansion of the Hard Rock. Both loans mature on February 9, 2010, with two one-year extension options, subject to certain conditions. We have entered into standard joint and several guarantees in connection with these loans, including construction completion guarantees, in connection with the Hard Rock expansion, which is scheduled to be completed in 2009. In our joint venture agreement with DLJMB, we have agreed to be responsible for the first $50.0 million of exposure on the completion guarantees, subject to certain conditions. As of March 31, 2009, the construction and expansion work was progressing generally on time and on budget, but large construction projects such as this are complicated and hard to predict, and there can be no assurance that we will not be required to fund some amounts under this or other guarantee obligations.
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
Morgans Europe Mortgage Agreement. Morgans Europe, the 50/50 joint venture through which we own interests in two hotels located in London, England, St Martins Lane and Sanderson, has outstanding mortgage debt of £102.1 million as of March 31, 2009 which matures on November 24, 2010. The joint venture is currently considering various options with respect to the refinancing of this mortgage obligation.
Other Possible Uses of Capital. We have a number of owned expansion and development projects under consideration at our discretion, including the Gale in South Beach and the development of the lower level at Hudson. We also have two joint venture projects, Mondrian SoHo and Ames Boston, under development which may require additional equity investments and/or credit support to complete.
Comparison of Cash Flows for the Three Months Ended March 31, 2009 to the Three Months Ended March 31, 2008
Given the current economic downturn, we have implemented various cost-saving initiatives in 2008 and 2009, which we believe will help prepare us for the anticipated continuing economic challenges during 2009.
Operating Activities. Net cash used in operating activities was $5.9 million for the three months ended March 31, 2009 as compared to $2.0 million for the three months ended March 31, 2008. The increase in cash used in operating activities is primarily due to changes in working capital and lower operating cash flow due to the impact of the current economic downturn.
Investing Activities. Net cash used in investing activities amounted to $8.1 million for the three months ended March 31, 2009 as compared to $19.1 million for the three months ended March 31, 2008. The decrease in cash used in investing activities primarily relates to a decrease in our capital expenditures. During the first three months of 2008, Mondrian Los Angeles was under renovation and no comparable renovations are underway during 2009.
Financing Activities. Net cash provided by financing activities amounted to $51.4 million for the three months ended March 31, 2009 as compared to net cash used in financing activities of $20.4 million for the three months ended March 31, 2008. In March 2009, the Company borrowed approximately $51.7 million under its Revolving Credit Facility for general corporate purposes, for which there were no comparable borrowings during the same period in 2008. Additionally, during the three months ended March 31, 2008, the Company repurchased approximately $19.2 million of its common stock, for which there were no comparable stock repurchases during the same period in 2009.

Debt
Revolving Credit Facility. On October 6, 2006, we and certain of our subsidiaries entered into a revolving credit facility in the initial commitment amount of $225.0 million, which includes a $50.0 million letter of credit sub-facility and a $25.0 million swingline sub-facility (collectively, the “Revolving Credit Facility”) with Wachovia Capital Markets, LLC and Citigroup Global Markets Inc. We may also, at our option, with the prior consent of the lenders and subject to customary conditions, request an increase in the aggregate commitment under the Revolving Credit Facility to up to $350.0 million. During 2009, we received notice that one of the lenders on the Revolving Credit Facility was taken over by the Federal Deposit Insurance Corporation. As such, the total initial commitment amount on the Revolving Credit Facility was reduced to approximately $220.0 million.
In March 2009, we borrowed approximately $51.7 million under our Revolving Credit Facility for general corporate purposes. The loan currently bears interest at LIBOR plus 1.35%. We also had approximately $12.1 million of outstanding letters of credit posted against the Revolving Credit Facility as of March 31, 2009. In addition, we have access to approximately $90 million additional availability under the Revolving Credit Facility. The additional availability was contingent upon us increasing our borrowing capacity by filing a mortgage on Delano Miami and upon payment of the related additional recording tax, which we did in May 2009, pursuant to the terms of the Revolving Credit Facility. At any given time, the amount available for borrowings under the Revolving Credit Facility is contingent upon the borrowing base, which is calculated by reference to the appraised value and implied debt service coverage value of certain collateral properties securing the Revolving Credit Facility. If current economic conditions continue, however, we expect that the available borrowing base will be significantly reduced in the future. Our ability to borrow under the Revolving Credit Facility and the amount of cash that may need to be retained from such borrowings also depends on our ability to maintain the financial covenants described below.
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
The Revolving Credit Facility requires us to maintain for each four-quarter period a total leverage ratio (defined generally as total consolidated indebtedness, net of cash and excluding indebtedness related to the Convertible Notes (defined below), the Trust Notes (defined below) and the Clift lease obligation, to consolidated EBITDA excluding Clift’s EBITDA) of no more than 7.0 to 1.0 at any time during 2008, and 6.0 to 1.0 at any time after December 31, 2008, and a fixed charge coverage ratio (defined generally as consolidated EBITDA excluding Clift’s EBITDA to consolidated interest expense excluding Clift’s interest expense) of no less than 1.75 to 1.00 at all times. As of March 31, 2009, our leverage ratio was 5.2 times and our fixed charge coverage ratio was 2.0 times under these financial covenants. The Revolving Credit Facility contains negative covenants, subject in each case to certain exceptions, restricting incurrence of indebtedness, incurrence of liens, fundamental changes, acquisitions and investments, asset sales, transactions with affiliates and restricted payments, including, among others, a covenant prohibiting us from paying cash dividends on our common stock.
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

As of March 31, 2009, we were in compliance with the financial covenants set forth in the Revolving Credit Facility, trust preferred securities and other debt instruments. Our compliance with the financial covenants, and our ability to borrow additional amounts under the Revolving Credit Facility, however, may be negatively impacted by any deterioration in our operations brought on by the current economic downturn, potential further declines in hotel property values, and additional borrowings necessary to maintain our liquidity and meet our capital and financing obligations. In the event we breach our financial covenants, we would be in default under the Revolving Credit Facility, the trust preferred securities and/or certain other agreements, which could allow the lenders to declare all amounts outstanding under the applicable agreements to become due and payable. Additionally, an acceleration event under one debt instrument could allow for acceleration under other debt instruments. If this happens, there would be a material adverse effect on our financial position and results of operations.
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
Mortgage Agreements. Also on October 6, 2006, our subsidiaries that own Hudson and Mondrian Los Angeles entered into non-recourse mortgage financings with Wachovia Bank, National Association, as lender, consisting of two separate mortgage loans and a mezzanine loan. These loans, a $217.0 million first mortgage note secured by Hudson, a $32.5 million mezzanine loan secured by a pledge of the equity interests in our subsidiary owning Hudson, and a $120.5 million first mortgage note secured by Mondrian Los Angeles, all mature on July 15, 2010.
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
As of March 31, 2009, we were in compliance with the covenants of the Mortgages.

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
The Trust Notes agreement requires that we do not fall below a fixed charge coverage ratio, defined generally as the ratio of consolidated EBITDA, excluding Clift’s EBITDA, over consolidated interest expense, excluding Clift’s interest expense, of 1.4 to 1.0 for four consecutive quarters. As of March 3,1 2009, our fixed charge coverage ratio under this financial covenant was 2.1 and we were in compliance with the covenants of the Trust Note agreement.
Clift. We lease Clift under a 99-year non-recourse lease agreement expiring in 2103. The lease is accounted for as a financing with a balance of $82.0 million at March 31, 2009. The lease payments are $6.0 million per year through October 2014 with inflationary increases at five-year intervals thereafter beginning in October 2014.
Hudson. We lease two condominium units at Hudson which are reflected as capital leases with balances of $6.1 million at March 31, 2009. Currently annual lease payments total approximately $800,000 and are subject to increases in line with inflation. The leases expire in 2096 and 2098.
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
On January 1, 2009, the Company adopted FASB Staff Position No. APB 14-1 (“FSP APB 14-1”), which clarifies the accounting for the Convertible Notes payable. FSP APB 14-1 requires the proceeds from the sale of the Convertible Notes to be allocated between a liability component and an equity component. The resulting debt discount must be amortized over the period the debt is expected to remain outstanding as additional interest expense. FSP APB 14-1 required retroactive application to all periods presented. The equity component, recorded as additional paid-in capital, was $10.1 million, which represents the difference between the proceeds from issuance of the Convertible Notes and the fair value of the liability, net of deferred taxes of $5.3 million, as of the date of issuance of the Convertible Notes.

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
Seasonality
The hospitality business is seasonal in nature. For example, our Miami hotels are generally strongest in the first quarter, whereas our New York hotels are generally strongest in the fourth quarter. Quarterly revenues also may be adversely affected by events beyond our control, such as the current recession, extreme weather conditions, terrorist attacks or alerts, natural disasters, airline strikes, and other considerations affecting travel. Given the current economic environment, the impact of seasonality may not be as significant as in prior periods.
To the extent that cash flows from operations are insufficient during any quarter, due to temporary or seasonal fluctuations in revenues, we may have to enter into additional short-term borrowings or increase our borrowings, if available, on our Revolving Credit Facility to meet cash requirements.
Capital Expenditures and Reserve Funds
We are obligated to maintain reserve funds for capital expenditures at our Owned Hotels as determined pursuant to our debt and lease agreements related to such hotels, with the exception of Delano Miami, Royalton and Morgans. Our Joint Venture Hotels generally are subject to similar obligations under debt agreements related to such hotels, or under our management agreements. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. Such agreements typically require us to reserve funds at amounts equal to 4% of the hotel’s revenues and require the funds to be set aside in restricted cash. In addition, our restaurant joint ventures require the ventures to set aside restricted cash of between 2% to 4% of gross revenues of the restaurant. As of March 31, 2009, $4.2 million was available in restricted cash reserves for future capital expenditures under these obligations related to our Owned Hotels.
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

On February 22, 2006, we entered into an interest rate forward starting swap that effectively fixes the interest rate on $285.0 million of mortgage debt at approximately 4.25% on Mondrian Los Angeles and Hudson with an effective date of July 9, 2007 and a maturity date of July 15, 2010. This derivative qualifies for hedge accounting treatment per SFAS No. 133 and accordingly, the change in fair value of this instrument is recognized in other comprehensive income.
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
Morgans Europe’s net income or loss and cash distributions or contributions are allocated to the partners in accordance with ownership interests. At March 31, 2009, we had a negative investment in Morgans Europe of $2.8 million. We account for this investment under the equity method of accounting. Our equity in income or loss of the joint venture was a loss of $0.3 million for the three months ended March 31, 2009.
Mondrian South Beach. We own a 50% interest in Mondrian South Beach, a recently renovated apartment building which was converted into a condominium and hotel. Mondrian South Beach opened in December 2008, at which time we began operating the property under a long-term management contract.
We account for this investment under the equity method of accounting. At March 31, 2009, our investment in Mondrian South Beach was $24.8 million. Our equity in income of Mondrian South Beach was income of less than $0.1 million for the three months ended March 31, 2009.
Hard Rock. As of March 31, 2009, we owned a 19.6% interest in the Hard Rock, based on cash contributions, through a joint venture with DLJMB. We also manage the Hard Rock under a management agreement, for which we receive a management fee and a chain service expense reimbursement based on a percentage of all non-gaming revenue including rental income, and a fixed annual gaming facilities support fee. We can also earn an incentive management fee based on EBITDA, as defined, above certain levels. We account for this investment under the equity method of accounting. For the three months ended March 31, 2009, our equity in loss from the Hard Rock joint venture was $5.3 million. This amount was not recognized in our consolidated financial statements for the three months ended March 31, 2009, as our investment balance was negative. At March 31, 2009, we had a negative investment in the Hard Rock of $11.1 million.

Echelon Las Vegas. In January 2006, we entered into a 50/50 joint venture agreement with a subsidiary of Boyd to develop Delano Las Vegas and Mondrian Las Vegas as part of Boyd’s Echelon project. We account for this investment under the equity method of accounting. As of March 31, 2009 our investment in the joint venture was $17.2 million.
Mondrian SoHo. In June 2007, we contributed approximately $5.0 million for a 20% equity interest in a joint venture with Cape Advisors Inc. which is developing a Mondrian hotel in the SoHo neighborhood of New York City. Upon completion, we expect to operate the hotel under a 10-year management contract with two 10-year extension options. As of March 31, 2009 our investment in the Mondrian SoHo venture was $8.3 million.
Ames Boston. On June 17, 2008 the Company, Normandy Real Estate Partners, and local partner Ames Hotel Partners, entered into a joint venture to develop the Ames Boston hotel in Boston. Upon completion, we expect to operate Ames Boston under a 20-year management contract. Ames Boston is currently expected to open in late 2009 or early 2010. We expect to have an approximately 35% economic interest in the joint venture. As of March 31, 2009, our investment in the Ames Boston joint venture was $11.2 million, which includes additional fundings totaling $4.2 million made during the three months ended March 31, 2009. The project is expected to qualify for federal and state historic rehabilitation tax credits.
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
For further information regarding our off balance sheet arrangements, see Notes 4 and 6 to the Consolidated Financial Statements.
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
We evaluate our estimates on an ongoing basis. We base our estimates on historical experience, information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. No material changes to our critical accounting policies have occurred since December 31, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Quantitative and Qualitative Disclosures About Market Risk
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Some of our outstanding debt has a variable interest rate. As described in “Management’s Discussion and Analysis of Financial Results of Operations — Derivative Financial Instruments” above, we use some derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of March 31, 2009, our total outstanding consolidated debt, including capitalized lease obligations, was approximately $770.4 million, of which approximately $461.7 million, or 60.0%, was variable rate debt.
We entered into hedging arrangements on $285.0 million of variable rate debt in connection with the mortgage debt on Hudson and Mondrian Los Angeles, which matures on July 9, 2010 and effectively fixes LIBOR at approximately 4.25%. At March 31, 2009, the one month LIBOR rate was 0.5%. If market rates of interest on this variable rate debt increase by 1.0%, or 100 basis points, the increase in interest expense would reduce future pre-tax earnings and cash flows by approximately $2.9 million annually and the maximum annual amount the interest expense would increase on this variable rate debt is $12.9 million due to our interest rate cap agreement, which would reduce future pre-tax earnings and cash flows by the same amount annually. If market rates of interest on this variable rate decrease by 0.5%, or 50 basis points, the decrease in interest expense would increase pre-tax earnings and cash flow by approximately $1.4 million annually.
In connection with the Mortgages, we also entered into an $85.0 million interest rate swap that effectively fixes the LIBOR rate on $85.0 million of the debt at approximately 5.0% with an effective date of July 9, 2007 and a maturity date of July 15, 2010. If market rates of interest on this variable rate debt increase by 1.0%, or 100 basis points, the increase in interest expense would reduce future pre-tax earnings and cash flows by approximately $0.9 million annually and the maximum annual amount the interest expense would increase on this variable rate debt is $3.7 million due to our interest rate cap agreement, which would reduce future pre-tax earnings and cash flows by the same amount annually. If market rates of interest on this variable rate decrease by 0.5%, or 50 basis points, the decrease in interest expense would increase pre-tax earnings and cash flow by approximately $.4 million annually.
We also entered into hedging arrangements on $40.0 million of variable rate debt secured by Mondrian Scottsdale, with a LIBOR cap of 6.0% through June 1, 2009. If market rates of interest on this variable rate debt increase by 1.0%, or 100 basis points, the increase in interest expense would reduce future pre-tax earnings and cash flows by approximately $0.4 million annually and the maximum annual amount the interest expense would increase on this variable rate debt is $2.2 million due to our interest rate cap agreement. If market rates of interest on this variable rate decrease by 0.5%, or 50 basis points, the decrease in interest expense would increase pre-tax earnings and cash flow by approximately $.2 million annually.
Our fixed rate debt consists of Trust Notes, the Convertible Notes, the promissory note on Gale, and the Clift lease. The fair value of some of this debt is greater than the book value. As such, if market rates of interest increase by 1.0%, or approximately 100 basis points, the fair value of our fixed rate debt would decrease by approximately $2.7 million. If market rates of interest decrease by 1.0%, or 100 basis points, the fair value of our fixed rate debt would increase by $72.4 million.
Our variable rate debt as of March 31, 2009, also consists of $51.7 million drawn under the Revolving Credit Facility at a rate of LIBOR plus 1.35%. If market rates of interest on this variable rate debt increase by 1.0% or 100 basis points, the increase in interest expense would reduce future pre-tax earnings and cash flows by approximately $0.5 million annually. If market rates of interest on this variable rate debt decrease by 0.5%, or 50 basis points, the decrease in interest expense would increase pre-tax earnings and cash flow by approximately $0.3 million.

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
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15 of the Securities and Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
Litigation
Potential Litigation
We understand that Mr. Philippe Starck has initiated arbitration proceedings in the London Court of International Arbitration regarding an exclusive service agreement that he entered into with Residual Hotel Interest LLC (formerly known as Morgans Hotel Group LLC) in February 1998 regarding the design of certain hotels now owned by us. We are not a party to these proceedings at this time. See Note 5 of the Consolidated Financial Statements.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None
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

Morgans Hotel Group Co.
May 8, 2009	/s/ Fred J. Kleisner
Fred J. Kleisner
President and Chief Executive Officer

May 8, 2009	/s/ Richard Szymanski
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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.