Form 10-Q
period 2009-06-30
Morgans Hotel Group Co.
filed 2009-08-10
CIK 1342126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of August 7, 2009 was 29,646,588.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Morgans Hotel Group Co.
Consolidated Balance Sheets
(in thousands)
(unaudited)

	June 30,	December 31,
	2009	2008
		(As Adjusted)
ASSETS
Property and equipment, net	$546,879	$555,645
Goodwill	73,698	73,698
Investments in and advances to unconsolidated joint ventures	59,582	56,754
Cash and cash equivalents	165,209	49,150
Restricted cash	16,628	21,484
Accounts receivable, net	5,724	6,673
Related party receivables	11,916	7,900
Prepaid expenses and other assets	11,218	9,192
Deferred tax asset	74,944	61,005
Other, net	13,032	13,963

Total assets	$978,830	$855,464

LIABILITIES AND EQUITY
Long-term debt and capital lease obligations, net	$858,894	$717,179
Accounts payable and accrued liabilities	26,622	26,711
Distributions and losses in excess of investment in unconsolidated joint ventures	16,190	14,563
Other liabilities	29,494	35,655

Total liabilities	931,200	794,108

Commitments and contingencies

Common stock, $.01 par value; 200,000,000 shares authorized; 36,277,495 shares issued at June 30, 2009 and December 31, 2008, respectively	363	363
Additional paid-in capital	245,670	242,158
Treasury stock, at cost, 6,644,217 and 6,758,303 shares of common stock at June 30, 2009 and December 31, 2008, respectively	(100,445)	(102,394)
Comprehensive income	(11,574)	(13,949)
Accumulated deficit	(103,398)	(82,755)

Total Morgans Hotel Group Co. stockholders’ equity	30,616	43,423

Noncontrolling interest	17,014	17,933

Total equity	47,630	61,356

Total liabilities and equity	$978,830	$855,464

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.
Consolidated Statements of Operations and Comprehensive (Loss) Income
(in thousands, except share data)
(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2009	2008	2009	2008
		(As Adjusted)		(As Adjusted)
Revenues:
Rooms	$30,885	$46,867	$59,480	$93,021
Food and beverage	19,381	26,554	38,869	53,123
Other hotel	2,258	3,350	5,004	6,823

Total hotel revenues	52,524	76,771	103,353	152,967
Management fee-related parties and other income	3,863	4,552	7,312	9,088

Total revenues	56,387	81,323	110,665	162,055
Operating Costs and Expenses:
Rooms	10,328	11,896	20,542	25,065
Food and beverage	14,539	18,355	29,114	37,722
Other departmental	1,566	1,924	3,160	4,009
Hotel selling, general and administrative	12,095	14,599	24,105	30,372
Property taxes, insurance and other	4,185	3,729	8,510	7,782

Total hotel operating expenses	42,713	50,503	85,431	104,950
Corporate expenses, including stock compensation of $2.5 million, $4.4 million, $5.6 million, and $7.3 million, respectively	7,488	12,310	16,788	22,647
Depreciation and amortization	8,411	6,018	15,631	12,109
Restructuring, development and disposal costs	653	630	1,544	1,167

Total operating costs and expenses	59,265	69,461	119,394	140,873
Operating (loss) income	(2,878)	11,862	(8,729)	21,182
Interest expense, net	12,044	10,895	23,501	21,969
Equity in loss of unconsolidated joint ventures	1,895	865	2,438	8,910
Other non-operating expenses	496	776	1,065	1,301

Loss before income taxes	(17,313)	(674)	(35,733)	(10,998)
Income tax benefit	(7,371)	(800)	(15,508)	(4,968)

Net (loss) income	(9,942)	126	(20,225)	(6,030)

Net income attributable to noncontrolling interest	(115)	(1,187)	(418)	(2,342)

Net loss attributable to common stockholders	(10,057)	(1,061)	(20,643)	(8,372)

Other comprehensive loss:
Unrealized gain on valuation of swap/cap agreements, net of tax	4,326	6,813	8,416	2,939
Realized loss on settlement of swap/cap agreements, net of tax	(2,587)	(1,320)	(4,997)	(1,803)
Foreign currency translation (loss) gain	(1,157)	21	(1,044)	35

Comprehensive (loss) income	$(9,475)	$4,453	$(18,268)	$(7,201)

Loss per share attributable to common stockholders:
Basic and diluted	$(0.34)	$(0.03)	$(0.69)	$(0.26)
Weighted average number of common shares outstanding:
Basic and diluted	29,745	32,191	29,742	32,276
See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2009	2008
		(As Adjusted)
Cash flows from operating activities:
Net loss	$(20,225)	$(6,030)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	15,226	11,775
Amortization of other costs	405	334
Amortization of deferred financing costs	1,333	1,440
Amortization of discount on convertible debt	1,140	1,138
Stock-based compensation	5,574	7,349
Accretion of interest on capital lease obligation	813	743
Equity in losses from unconsolidated joint ventures	2,438	8,910
Impairment loss and loss on disposal of assets	(20)	117
Deferred income tax benefit	(15,508)	(4,575)
Changes in assets and liabilities:
Accounts receivable, net	949	(224)
Related party receivables	(4,016)	(1,078)
Restricted cash	5,093	3,461
Prepaid expenses and other assets	(2,036)	(963)
Accounts payable and accrued liabilities	(686)	(4,158)
Other liabilities	(228)	358

Net cash (used in) provided by operating activities	(9,748)	18,597

Cash flows from investing activities:
Additions to property and equipment	(6,439)	(33,349)
(Deposits to) withdrawals from capital improvement escrows, net	(237)	1,977
Distributions and reimbursements from unconsolidated joint ventures	4	667
Investment in unconsolidated joint ventures, net	(5,025)	(16,049)

Net cash used in investing activities	(11,697)	(46,754)

Cash flows from financing activities:
Proceeds from long-term debt	139,789	—
Payments for deferred costs	(807)	—
Payments on long-term debt and capital lease obligations	(27)	(176)
Cash paid in connection with vesting of stock based awards	(114)	(73)
Distributions to holders of noncontrolling interests in consolidated subsidiaries	(1,337)	(2,186)
Financing costs	—	(28)
Repurchase of Company’s common stock	—	(19,173)

Net cash provided by (used in) financing activities	137,504	(21,636)

Net increase (decrease) in cash and cash equivalents	116,059	(49,793)
Cash and cash equivalents, beginning of period	49,150	122,712

Cash and cash equivalents, end of period	$165,209	$72,919

Supplemental disclosure of cash flow information:
Cash paid for interest	$20,960	$17,568

Cash paid for taxes	$301	$952

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
In connection with the IPO, the Former Parent contributed the subsidiaries and ownership interests in nine operating hotels in the United States and the United Kingdom to Morgans Group LLC in exchange for membership units. Simultaneously, Morgans Group LLC issued additional membership units to the Company in exchange for cash from the IPO. The Former Parent also contributed all the membership interests in its hotel management business to Morgans Group LLC in return for 1,000,000 membership units in Morgans Group LLC exchangeable for shares of the Company’s common stock. The Company is the managing member of Morgans Group LLC, and has full management control. On April 24, 2008, 45,935 outstanding membership units in Morgans Group LLC were redeemed in exchange for 45,935 shares of the Company’s common stock. As of June 30, 2009, 954,065 membership units in Morgans Group LLC remain outstanding.
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

Operating Hotels
The Company’s operating hotels as of June 30, 2009 are as follows:

		Number of
Hotel Name	Location	Rooms	Ownership
Delano Miami	Miami Beach, FL	194	(1)
Hudson	New York, NY	807	(5)
Mondrian Los Angeles	Los Angeles, CA	237	(1)
Morgans	New York, NY	114	(1)
Royalton	New York, NY	168	(1)
Sanderson	London, England	150	(2)
St Martins Lane	London, England	204	(2)
Shore Club	Miami Beach, FL	309	(3)
Clift	San Francisco, CA	366	(4)
Mondrian Scottsdale	Scottsdale, AZ	189	(1)
Hard Rock Hotel & Casino	Las Vegas, NV	646	(6)
Mondrian South Beach	Miami Beach, FL	328	(2)

(1)	Wholly-owned hotel.

(2)	Owned through a 50/50 unconsolidated joint venture.

(3)	Operated under a management contract, with an unconsolidated minority ownership interest of approximately 7%.

(4)	The hotel is operated under a long-term lease, which is accounted for as a financing.

(5)	The Company owns 100% of Hudson, which is part of a property that is structured as a condominium, in which Hudson constitutes 96% of the square footage of the entire building.

(6)	Operated under a management contract and owned through an unconsolidated joint venture, of which the Company owned approximately 19.1% at June 30, 2009 based on cash contributions.
Restaurant Joint Ventures
The food and beverage operations of certain of the hotels are operated under 50/50 joint ventures with a third party restaurant operator.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company consolidates all wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in combination. We have evaluated all subsequent events through August 10, 2009, the date the financial statements were issued.
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
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash payments principally related to the Company’s borrowings.
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
A summary of the Company’s derivative and hedging instruments that have been recognized in earnings as of June 30, 2009 and December 31, 2008 is as follows (in thousands):

				Estimated	Estimated
				Fair Market	Fair Market
				Value at	Value at
	Type of	Maturity	Strike	June 30,	December 31,
Notional Amount	Instrument	Date	Rate	2009	2008
$285,000	Sold interest cap	July 9, 2010	4.25%	(7)	(15)
285,000	Interest cap	July 9, 2010	4.25%	8	17
85,000	Interest cap	July 15, 2010	7.00%	—	—

85,000	Sold interest cap	July 15, 2010	7.00%	—	—

Fair value of derivative instruments not designated as hedges				$1	$2

As of June 30, 2009 and December 31, 2008, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands):

				Estimated	Estimated
				Fair Market	Fair Market
				Value at	Value at
	Type of	Maturity	Strike	June 30,	December 31,
Notional Amount	Instrument	Date	Rate	2009	2008
$285,000	Interest swap	July 9, 2010	5.04%	$(12,338)	$(16,953)
85,000	Interest swap	July 15, 2010	4.91%	(3,632)	(4,941)

Fair value of derivative instruments designated as effective hedges				$(15,970)	$(21,894)

Total fair value of derivative instruments				$(15,969)	$(21,892)

Total fair value included in other assets				$8	$17

Total fair value included in other liabilities				$(15,977)	$(21,909)

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. It is estimated that approximately $16.2 million included in accumulated other comprehensive income related to derivatives will be reclassified to interest expense in the 2009 results of operations.
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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.
Stock-based Compensation
The Company accounts for stock based employee compensation using the fair value method of accounting described in SFAS No. 123R, Accounting for Stock-Based Compensation (“SFAS No. 123”) (as amended by SFAS No. 148 and SFAS No. 123(R)). For share grants, total compensation expense is based on the price of the Company’s stock at the grant date. For option grants, the total compensation expense is based on the estimated fair value using the Black-Scholes option-pricing model. Compensation expense is recorded ratably over the vesting period, if any. Stock compensation expense recognized for the three months ended June 30, 2009 and 2008 was $2.5 million and $4.4 million, respectively. Stock compensation expense recognized for the six months ended June 30, 2009 and 2008 was $5.6 million and $7.3 million, respectively.
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
The percentage of membership units in Morgans Group LLC, our operating company, owned by the Former Parent is presented as noncontrolling interest in Morgans Group LLC in the consolidated balance sheet and was approximately $15.9 million and $16.6 million as of June 30, 2009 and December 31, 2008, respectively. The noncontrolling interest in Morgans Group LLC is: (i) increased or decreased by the limited members’ pro rata share of Morgans Group LLC’s net income or net loss, respectively; (ii) decreased by distributions; (iii) decreased by redemptions of membership units for the Company’s common stock; and (iv) adjusted to equal the net equity of Morgans Group LLC multiplied by the limited members’ ownership percentage immediately after each issuance of units of Morgans Group LLC and/or shares of the Company’s common stock and after each purchase of treasury stock through an adjustment to additional paid-in capital. Net income or net loss allocated to the noncontrolling interest in Morgans Group LLC is based on the weighted-average percentage ownership throughout the period.

Additionally, $1.1 million and $1.4 million was recorded as noncontrolling interest as of June 30, 2009 and December 31, 2008, respectively, which represents our third-party food and beverage joint venture partner’s interest in the restaurant ventures at certain of our hotels.
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

On April 1, 2009, the FASB issued three FASB Staff Positions intended to provide additional application guidance and enhance disclosures regarding the fair value of measurements and impairments of securities. FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157. FASB Staff Position No. FAS 107-1 (“SFAS No. 107-1”) and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FASB Staff Position No. FAS 115-2 and No. FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These FSP’s are effective for reporting periods ending after June 15, 2009. The adoption of these statements did not have a material impact on the Company’s consolidated financial statements.
On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). The Company adopted SFAS No. 165 in the second quarter of 2009. SFAS No. 165 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. See above, “Basis of Presentation” for the related disclosures. The adoption of SFAS No. 165 did not have a material impact on our consolidated financial statements.
On June 12, 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 167 amends FIN 46R and changes the consolidation guidance applicable to a variable interest entity (a “VIE”). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is therefore required to consolidate an entity by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance, and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, FIN 46R required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. Qualified special purpose entities, which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective. SFAS No. 167 also requires enhanced disclosures about an enterprise’s involvement with a VIE. SFAS No. 167 will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. The Company is currently evaluating the impact that these standards will have on its consolidated financial statements.
Fair Value of Financial Instruments
As mentioned above, the Company adopted SFAS No. 107-1 and APB No. 28-1 during the second quarter of 2009. This guidance requires quarterly fair value disclosures for financial instruments rather than annual disclosure. Disclosures about fair value of financial instruments are based on pertinent information available to management as of the valuation date. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold, or settled. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
The Company’s financial instruments include cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, and long-term debt. Substantially all of the Company’s long-term debt accrues interest at a floating rate, which re-prices frequently. Management believes the carrying amount of the aforementioned financial instruments is a reasonable estimate of fair value as of June 30, 2009 and December 31, 2008 due to the short-term maturity of these items or variable interest rate. The fair value of the Company’s fixed rate debt amounted to approximately $220.1 million and $242.0 million as of June 30, 2009 and December 31, 2008, respectively, using market interest rates ranging from 1.4% to 6.1%.

Reclassifications and Adoption of New Accounting Pronouncements
Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.
The Company followed the guidance for a change in accounting principle under SFAS No. 154, Accounting Changes and Error Corrections, to reflect the impact of the adoption of FSP APB 14-1, which was effective January 1, 2009. As a result of these adoptions, the Company adjusted comparative consolidated financial statements of prior periods in this Quarterly Report on Form 10-Q.
The following consolidated balance sheet for the year ended December 31, 2008 and consolidated statement of operations and consolidated statement of cash flows for the three and six months ended June 30, 2008 were affected by the changes in accounting principles (in thousands, except per share data):

	December 31, 2008
	As Originally		Effect of
Consolidated Balance Sheet	Reported	As Adjusted	Change
Deferred tax asset	$66,279	$61,005	$(5,274)
Other, net	14,490	13,963	(527)
Long term debt and capital lease obligations	730,365	717,179	(13,186)
Additional paid-in capital	232,022	242,158	10,136
Accumulated deficit	(80,088)	(82,755)	(2,667)
Noncontrolling interest	18,017	17,933	(84)

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
Consolidated Statement of	As Originally		Effect of	As Originally		Effect of
Operations	Reported	As Adjusted	Change	Reported	As Adjusted	Change

Interest expense, net	$10,327	$10,895	$(568)	$20,831	$21,969	$(1,138)
Income tax benefit	(572)	(800)	228	(4,512)	(4,968)	456
Net income (loss)	466	126	(340)	(5,348)	(6,030)	(682)
Net income attributable to noncontrolling interest	(1,197)	(1,187)	(10)	(2,363)	(2,342)	(21)
Net loss attributable to common stockholders	(731)	(1,061)	(330)	(7,711)	(8,372)	(661)
Loss per share attributable to common stockholders:
Basic and diluted	(0.02)	(0.03)	(0.01)	(0.24)	(0.26)	(0.02)

	Six Months Ended June 30, 2008
	As Originally		Effect of
Consolidated Statement of Cash Flows	Reported	As Adjusted	Change
Net loss	$(5,348)	$(6,030)	$(682)
Amortization of discount on convertible debt	—	1,138	1,138
Deferred tax benefit	(4,119)	(4,575)	(456)
3. Income (Loss) Per Share
Basic earnings per share is calculated based on the weighted average number of common stock outstanding during the period. Diluted earnings per share include the effect of potential shares outstanding, including dilutive securities. Potential dilutive securities may include shares and options granted under the Company’s stock incentive plan and membership units in Morgans Group LLC, which may be exchanged for shares of the Company’s common stock under certain circumstances. The 954,065 outstanding Morgans Group LLC membership units (which may be converted to common stock) at June 30, 2009 have been excluded from the diluted net income (loss) per common share calculation, as there would be no effect on reported diluted net income (loss) per common share. All unvested restricted stock units, LTIP Units (as defined in Note 7), stock options and contingent Convertible Notes (as defined in Note 6) have been excluded from loss per share for the three months ended June 30, 2009 and the six months ended June 30, 2009 as they are anti-dilutive.

The table below details the components of the basic and diluted loss per share calculations (in thousands, except for per share data):

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
		Weighted			Weighted
		Average	EPS		Average	EPS
	Loss	Shares	Amount	Loss	Shares	Amount
Basic and diluted loss per share	$(10,057)	29,745	$(0.34)	$(20,643)	29,742	$(0.69)
4. Investments in and Advances to Unconsolidated Joint Ventures
The Company’s investments in and advances to unconsolidated joint ventures and its equity in income (loss) of unconsolidated joint ventures are summarized as follows (in thousands):
Investments

	As of	As of
	June 30,	December 31,
Entity	2009	2008
Mondrian South Beach	22,698	24,785
Shore Club	57	57
Echelon Las Vegas	17,162	17,198
Mondrian SoHo	8,335	7,564
Ames Boston	11,229	7,049
Other	101	101

Total investments in and advances to unconsolidated joint ventures	$59,582	$56,754

	As of	As of
	June 30,	December 31,
Entity	2009	2008
Morgans Hotel Group Europe Ltd.	$(3,899)	$(2,689)
Restaurant Venture — SC London	(1,228)	(811)
Hard Rock Hotel & Casino	(11,063)	(11,063)

Total losses from and distributions in excess of investment in unconsolidated joint ventures	$(16,190)	$(14,563)

Equity in income (loss) from unconsolidated joint ventures

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Entity	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Morgans Hotel Group Europe Ltd.	$505	$3,434	$173	$3,424
Restaurant Venture — SC London	(258)	135	(417)	315
Mondrian South Beach	(2,101)	(193)	(2,087)	(714)
Hard Rock Hotel & Casino	—	(3,802)	—	(11,328)
Shore Club	—	—	—	—
Echelon Las Vegas	(44)	(441)	(111)	(611)
Other	3	2	4	4

Total	$(1,895)	$(865)	$(2,438)	$(8,910)

Morgans Hotel Group Europe Limited
As of June 30, 2009, the Company owned interests in two hotels in London, England, St Martins Lane, a 204-room hotel, and Sanderson, a 150-room hotel, through a 50/50 joint venture known as Morgans Hotel Group Europe Limited (“Morgans Europe”) with Walton MG London Investors V, L.L.C.
Under a management agreement with Morgans Europe, the Company earns management fees and a reimbursement for allocable chain service and technical service expenses. The Company is also entitled to an incentive management fee and a capital incentive fee. The Company did not earn any incentive fees during the six months ended June 30, 2009 or 2008.

Morgans Europe has outstanding mortgage debt of £102.0 million, or approximately $167.5 million, as of June 30, 2009 which matures on November 24, 2010. The joint venture is currently considering various options with respect to the refinancing of this mortgage obligation.
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
The joint venture acquired the existing building and land for a gross purchase price of $110.0 million. An initial equity investment of $15.0 million from each of the Company and Hudson Capital was funded at closing, and subsequently each member also contributed $8.0 million of additional equity. The Company and an affiliate of Hudson Capital provided additional mezzanine financing of approximately $22.5 million in total to the joint venture to fund completion of the construction at Mondrian South Beach in 2008. Additionally, the joint venture initially received mortgage loan financing of approximately $124.0 million at a rate of LIBOR, based on the rate set date, plus 300 basis points. A portion of this mortgage debt was paid down, prior to the amendment discussed below, with proceeds obtained from condominium sales. In April 2008, the Mondrian South Beach joint venture obtained a mezzanine loan of $28.0 million bearing interest at LIBOR, based on the rate set date, plus 600 basis points. The mezzanine loan was also amended in November 2008, as discussed below.
On November 25, 2008, together with its joint venture partner, the Company amended and restated the mortgage loan and mezzanine loan agreements related to the Mondrian South Beach to provide for, among other things, four one-year extension options of the third-party financing, totaling $96.8 million as of June 30, 2009. Under the amended agreements, the initial maturity date of August 1, 2009 can be extended to July 29, 2013, subject to certain conditions including an amortization payment of approximately $17.5 million on August 1, 2009 for the first such annual extension, repayment of the remainder of the A-Note, as defined in the agreements, by August 1, 2010 for the exercise of the second annual extension, achievement of defined debt service coverage ratios for the exercise of the third and fourth annual extensions, and achievement of a loan to value test for the fourth annual extension. The loans matured on August 1, 2009 and were not repaid. The Company is currently operating Mondrian South Beach. The joint venture is in discussions with the lenders to extend the maturity.
A standard non-recourse carve-out guaranty by Morgans Group LLC is in place for the Mondrian South Beach loans. In addition, although construction is complete and Mondrian South Beach opened on December 1, 2008, the Company and affiliates of its partner may have continuing obligations under a construction completion guaranty. The Company and affiliates of its partner also have an agreement to purchase approximately $14 million each of condominium units under certain conditions.
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
The closing of the Transactions and completion of the Merger occurred on February 2, 2007. The Morgans Parties funded one-third of the equity, or approximately $57.5 million, and the DLJMB Parties funded two-thirds of the equity, or approximately $115.0 million, through a joint venture. The remainder of the $770.0 million purchase price was financed with mortgage financing under a credit agreement entered into by the joint venture. The credit agreement provides for a secured term loan facility, which matures on February 9, 2010 with two one-year extension options subject to certain conditions, consisting of a $760.0 million loan for the acquisition and a loan for future expansion of the Hard Rock, as discussed further below. On November 6, 2007, the joint venture entered into an amended and restated credit agreement in which the lender exercised its right to split the loan made pursuant to the original credit agreement into a mortgage loan, which is comprised of a construction loan component and an acquisition loan component, and three mezzanine loans. The proceeds of the mezzanine loans were used to prepay the acquisition loan portion of the mortgage loan made pursuant to the original credit agreement. As of August 7, 2009, the Hard Rock joint venture has entered into a term sheet with the lenders of the outstanding debt to amend the terms of the loan agreements and is currently working with such lenders to complete due diligence and prepare definitive documentation. There can be no assurance that the Hard Rock joint venture will complete the amendment process with the lenders on a timely basis or at all.
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
As of June 30, 2009, the Company has issued approximately $11.1 million of letters of credit toward the expansion, of which $1.1 million was funded in July 2009 and the remainder is expected to be funded later in 2009.
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
On August 1, 2008, a subsidiary of the Hard Rock joint venture completed an intercompany land purchase with respect to an 11-acre parcel of land located adjacent to the Hard Rock. In connection with the intercompany land purchase a subsidiary entered into a $50.0 million land acquisition financing agreement with various lenders. The initial maturity date of August 9, 2009 was extended to September 4, 2009. The Hard Rock joint venture has entered into a term sheet with the lenders under the land acquisition financing to extend the maturity date to August 9, 2011 and are currently working with such lenders to complete due diligence and prepare definitive documentation. There can be no assurance that the joint venture will be able to extend the maturity date of the land acquisition financing on a timely basis or at all.
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
As a result of additional cash contributions made by the DLJMB Parties, the Company held approximately a 19.1% ownership interest in the joint venture as of June 30, 2009. As of August 5, 2009, based on additional cash contributions by the DLJMB Parties of $17.7 million subsequent to June 30, 2009, the Company holds approximately a 16.7% ownership interest in the joint venture based on cash contributions.
Under an amended property management agreement, the Company operates the hotel, retail, food and beverage, entertainment and all other businesses related to the Hard Rock, excluding the casino prior to March 1, 2008, as discussed below. Under the terms of the agreement, the Company receives a management fee and a chain service expense reimbursement of all non-gaming revenue including casino rents and all other rental income. The Company can also earn an incentive management fee based on EBITDA, as defined, above certain levels. The term of the management contract is 20 years with two 10-year renewals. Beginning 12 months following completion of the expansion, the Company’s management agreement is subject to certain performance tests, namely achievement of an EBITDA hurdle, as defined in the amended property management agreement.
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
On August 1, 2008, Boyd announced that it will delay the entire Echelon project due to the current capital markets and economic conditions. On September 23, 2008, the Company and Boyd amended their joint venture agreement to, among other things, extend the deadline by which the joint venture must obtain construction financing for the development of Delano Las Vegas and Mondrian Las Vegas to December 31, 2009. The amended joint venture agreement also provided for the immediate return of the $30.0 million deposit the Company had provided for the project, plus interest, the elimination of the Company’s future funding obligations of approximately $41.0 million and the elimination of any obligation by the Company to provide a construction loan guaranty. The amended joint venture agreement also limits the amounts that the Company and Boyd are required to continue to fund for pre-development and related costs to approximately $0.4 million each, which are expected to be paid in 2009. Each partner has the right to terminate the joint venture for any reason prior to December 31, 2009. Additionally, the terms of the management agreement, which provide for the Company to operate the joint venture hotels upon their completion, remain unchanged. As of June 30, 2009, the Company concluded that the investment in Echelon Las Vegas was not impaired as the joint venture agreement is still in effect and although neither party is obligated to contribute additional equity, the partners’ intent is to continue with the project under the amended joint venture agreement assuming financing becomes available.

Mondrian SoHo
In June 2007, the Company entered into an agreement for an approximately 20% equity interest in a joint venture with Cape Advisors Inc. to acquire and develop a Mondrian hotel in the SoHo neighborhood of New York City. The Mondrian SoHo is currently expected to have approximately 270 rooms, a restaurant, bar, meeting rooms, exercise facility and a penthouse suite. The Company has contributed approximately $4.8 million in equity and $3.5 million in mezzanine loans to the joint venture through June 30, 2009. The Company has signed a 10-year management contract with two 10-year extension options to operate the hotel upon its completion, which is currently expected to occur in the middle of 2010.
Ames Boston
On June 17, 2008, the Company, Normandy Real Estate Partners, and Ames Hotel Partners entered into a joint venture agreement as part of the development of the Ames Boston hotel in Boston, located near Government Center, Boston Common and Faneuil Hall. The Company has signed a long-term management contract to operate the hotel upon its completion. Ames Boston is expected to open in the fourth quarter of 2009 and to have approximately 115 guest rooms, a restaurant, bar and exercise facility.
The Company has contributed approximately $11.1 million in equity through June 30, 2009 for an approximately 35% interest in the joint venture. The project is expected to qualify for federal and state historic rehabilitation tax credits. Normandy Real Estate Partners has closed on a development loan from UBS for $46.5 million, which is outstanding as of June 30, 2009.
5. Other Liabilities
Other liabilities consist of the following (in thousands):

	As of	As of
	June 30,	December 31,
	2009	2008
Interest swap liability (Note 2)	$15,977	$21,909
Designer fee payable	13,517	13,175
Other	—	571

	$29,494	$35,655

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
6. Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consists of the following (in thousands):

	As of	As of	Interest rate at
	June 30,	December 31,	June 30,
Description	2009	2008	2009
Notes secured by Hudson and Mondrian(a)	$370,000	$370,000	LIBOR + 1.25%
Clift debt(b)	82,392	81,578	9.6%
Promissory note(c)	10,500	10,000	11.0%
Note secured by Mondrian Scottsdale(d)	40,000	40,000	LIBOR + 2.30%
Liability to subsidiary trust(e)	50,100	50,100	8.68%
Revolving credit facility(f)	139,289	—	(f)
Convertible Notes — Face Value $172.5 million(g)	160,453	159,314	2.375%
Capital lease obligations	6,160	6,187	various

Total long term debt	$858,894	$717,179

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
The Company has the option of extending the maturity date of the Mortgages to October 15, 2011 provided that certain extension requirements are achieved, including maintaining a debt service coverage ratio, as defined, at the subsidiary owning the relevant hotel for the two fiscal quarters preceding the maturity date of 1.55 to 1.00 or greater. A portion of the Mortgages may need to be repaid in order to meet this covenant, or the Company may consider refinancing these Mortgages.
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
(d) Mondrian Scottsdale Debt
In May 2006, the Company obtained non-recourse mortgage and mezzanine financing on Mondrian Scottsdale. The $40.0 million mortgage and mezzanine loans accrue interest at LIBOR plus 2.3%. The loans matured on June 1, 2009 and were not repaid. The Company is currently operating Mondrian Scottsdale and accruing interest. The Company is discussing various options with the lenders. The Company does not intend to commit significant monies toward the repayment of the loans or the funding of operating deficits.

(e) Liability to Subsidiary Trust Issuing Preferred Securities
On August 4, 2006, a newly established trust formed by the Company, MHG Capital Trust I (the “Trust”), issued $50.0 million in trust preferred securities (the “Trust Securities”) in a private placement. The Company owns all of the $0.1 million of outstanding common stock of the Trust. The Trust used the proceeds of these transactions to purchase $50.1 million of junior subordinated notes issued by the Company’s operating company and guaranteed by the Company (the “Trust Notes”) which mature on October 30, 2036. The sole assets of the Trust consist of the Trust Notes. The terms of the Trust Notes are substantially the same as the Trust Securities. The Trust Notes and the Trust Securities have a fixed interest rate of 8.68% per annum during the first 10 years, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus 3.25% per annum. The Trust Notes are redeemable by the Trust, at the Company’s option, after five years at par. To the extent the Company redeems the Trust Notes, the Trust is required to redeem a corresponding amount of Trust Securities. The Trust Note agreement requires that the Company does not fall below a fixed charge coverage ratio, defined generally as Consolidated EBITDA, excluding Clift’s EBITDA, over consolidated interest expense, excluding Clift’s interest expense, of 1.4 to 1.0 for four consecutive quarters. As of June 30, 2009, the Company’s fixed charge coverage ratio was 1.7 and the Company was in compliance with the covenants of the Trust Note agreement.
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
(f) Revolving Credit Facility
On October 6, 2006, the Company and certain of its subsidiaries entered into a revolving credit facility in the initial commitment amount of $225.0 million, which included a $50.0 million letter of credit sub-facility and a $25.0 million swingline sub-facility (collectively, the “Revolving Credit Facility”) with Wachovia Bank, National Association, as Administrative Agent, and the other lenders party thereto. In early 2009, the Company received notice that one of the lenders on the Revolving Credit Facility was taken over by the Federal Deposit Insurance Corporation. As such, the total initial commitment amount on the Revolving Credit Facility was reduced to approximately $220.0 million.
As of June 30, 2009, the Company had borrowed approximately $139.3 million under its Revolving Credit Facility at LIBOR plus 1.35% and retained the proceeds in cash and cash equivalents. The Company also had approximately $12.1 million of outstanding letters of credit issued pursuant to the Revolving Credit Facility as of June 30, 2009.
On August 5, 2009, the Company and certain of its subsidiaries entered into an amendment to the Revolving Credit Facility (the “Amended Revolving Credit Facility”).
Among other things, the Amended Revolving Credit Facility:
•	deletes the financial covenant requiring the Company to maintain certain leverage ratios;

•
revises the fixed charge coverage ratio (defined generally as the ratio of consolidated EBITDA excluding Mondrian Scottsdale’s EBITDA for the periods ending June 30, 2009 and September 30, 2009 and Clift’s EBITDA for all periods to consolidated interest expense excluding Mondrian Scottsdale’s interest expense for the periods ending June 30, 2009 and September 30, 2009 and Clift’s interest expense for all periods) that the Company is required to maintain for each four-quarter period to no less than 0.90 to 1.00 from the previous fixed charge coverage ratio of no less than 1.75 to 1.00;

•	limits defaults relating to bankruptcy and judgment to certain events involving the Company, Morgans Group LLC and subsidiaries that are parties to the Amended Revolving Credit Facility;

•
prohibits capital expenditures with respect to any hotels owned by the Company, the borrowers, as defined, or subsidiaries, other than maintenance capital expenditures for any hotel not exceeding 4% of the annual gross revenues of such hotel and certain other exceptions;

•
revises certain provisions related to permitted indebtedness, including, among other things, deleting certain provisions permitting unsecured indebtedness and indebtedness for the acquisition or expansion of hotels;

•	prohibits repurchase of the Company’s common equity interests by the Company or Morgans Group LLC;

•	imposes certain limits on any secured swap agreements entered into after the effective date of the Amended Revolving Credit Facility: and

•
provides for a waiver of any default or event of default, to the extent that a default or event of default existed for failure to comply with any financial covenant under the existing Revolving Credit Facility as of June 30, 2009 and/or for the four fiscal quarters ended June 30, 2009.

In addition to the provisions above, the Amended Revolving Credit Facility reduces the maximum aggregate amount of the commitments from $220.0 million to $125.0 million, which amount is available under two tranches: (i) a revolving credit facility in an amount equal to $90.0 million (the “New York Tranche”), which is secured by a mortgage on Morgans Hotel and Royalton Hotel (the “New York Properties”) and a mortgage on the Delano Hotel (the “Florida Property”); and (ii) a revolving credit facility in an amount equal to $35.0 million (the “Florida Tranche”), which is secured by the mortgage on the Florida Property (but not the New York Properties). The Amended Revolving Credit Facility also provides for a letter of credit facility in the amount of $25.0 million, which is secured by the mortgages on the New York Properties and the Florida Property. At any given time, the amount available for borrowings under the Amended Revolving Credit Facility is contingent upon the borrowing base valuation, which is calculated as the lesser of (i) 60% of appraised value and (ii) the implied debt service coverage value of certain collateral properties securing the Amended Revolving Credit Facility; provided that the portion of the borrowing base attributable to the New York Properties will never be less than 35% of the appraised value of the New York Properties. Total availability under the Amended Revolving Credit Facility as of August 5, 2009 was $125.0 million.
The interest rate per annum applicable to loans under the Amended Revolving Credit Facility is a fluctuating rate of interest measured by reference to, at the Company’s election, either LIBOR (subject to a LIBOR floor of 1%) or a base rate, plus a borrowing margin. LIBOR loans have a borrowing margin of 3.75% per annum and base rate loans have a borrowing margin of 2.75% per annum. The Amended Revolving Credit Facility also provides for the payment of a quarterly unused facility fee equal to the average daily unused amount for each quarter multiplied by 0.25% before the effective date of the amendment and 0.5% after the effective date of the amendment.
As of August 5, 2009, the principal balance of the Amended Revolving Credit Facility was $23.9 million, and approximately $11.1 million of letters of credit were outstanding, all allocated to the Florida Tranche. The owners of the New York Properties, wholly-owned subsidiaries of the Company, have paid all mortgage recording and other taxes required for the mortgage on the New York Properties to secure in full the amount available under the New York Tranche. The commitments under the Amended Revolving Credit Facility terminate on October 5, 2011, at which time all outstanding amounts under the Amended Revolving Credit Facility will be due.
The Amended Revolving Credit Facility provides for customary events of default, including: failure to pay principal or interest when due; failure to comply with covenants; any representation proving to be incorrect; defaults relating to acceleration of, or defaults on, certain other indebtedness of at least $10.0 million in the aggregate; certain insolvency and bankruptcy events affecting the Company, Morgans Group LLC or certain subsidiaries of the Company that are party to the Amended Revolving Credit Facility; judgments in excess of $5.0 million in the aggregate affecting the Company, Morgans Group LLC and certain subsidiaries of the Company that are party to the Amended Revolving Credit Facility; the acquisition by any person of 40% or more of any outstanding class of capital stock having ordinary voting power in the election of directors of the Company; and the incurrence of certain ERISA liabilities in excess of $5.0 million in the aggregate.

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
A summary of stock-based incentive awards as of June 30, 2009 is as follows (in units, or shares, as applicable):

	Restricted Stock
	Units	LTIP Units	Stock Options
Outstanding as of January 1, 2009	873,553	1,560,788	2,082,943
Granted during 2009	—	465,232	—
Distributed/exercised during 2009	(144,620)	—	—
Forfeited during 2009	(79,659)	—	(396,564)

Outstanding as of June 30, 2009	649,274	2,026,020	1,686,379

Vested as of June 30, 2009	42,400	1,085,174	1,042,240

As of June 30, 2009 and December 31, 2008, there were approximately $16.2 million and $21.8 million, respectively, of total unrecognized compensation costs related to unvested share awards. As of June 30, 2009, the weighted-average period over which the unrecognized compensation expense will be recorded is approximately one year.
Total stock compensation expense, which is included in corporate expenses on the accompanying consolidated financial statements, was $2.5 million and $4.4 million for the three months ended June 30, 2009 and June 30, 2008, respectively, and $5.6 million and $7.3 million for the six months ended June 30, 2009 and June 30, 2008.
8. Related Party Transactions
The Company earned management fees, chain services fees and fees for certain technical services and has receivables from hotels it owns through investments in unconsolidated joint ventures as well as hotels owned by the Former Parent. These fees totaled approximately $3.4 million and $4.6 million for the three months ended June 30, 2009 and June 30, 2008, respectively, and $7.3 million and $9.1 million for the six months ended June 30, 2009 and 2008, respectively.
As of June 30, 2009 and December 31, 2008, the Company had receivables from these affiliates of approximately $11.9 million and $7.9 million, respectively, which are included in receivables from related parties on the accompanying consolidated balance sheets.

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
Potential Litigation
The Company understands that Mr. Philippe Starck has attempted to initiate arbitration proceedings in the London Court of International Arbitration regarding an exclusive service agreement that he entered into with Residual Hotel Interest LLC (formerly known as Morgans Hotel Group LLC) in February 1998 regarding the design of certain hotels now owned by the Company. The Company is not a party to these proceedings at this time. See Note 5 of the consolidated financial statements.
Other Litigation
The Company is involved in various lawsuits and administrative actions in the normal course of business. In management’s opinion, disposition of these lawsuits is not expected to have a material adverse effect on the Company’s financial positions, results of operations or liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q for the six months ended June 30, 2009. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those set forth under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Overview
We are a fully integrated hospitality company that operates, owns, acquires, develops and redevelops boutique hotels, primarily in gateway cities and select resort markets in the United States and Europe. Over our 25-year history, we have gained experience operating in a variety of market conditions.
The historical financial data presented herein is the historical financial data for:
•	our Owned Hotels, consisting of Morgans, Royalton and Hudson in New York, Delano Miami in Miami, Mondrian Los Angeles in Los Angeles, Clift in San Francisco, and Mondrian Scottsdale in Scottsdale;

•	our Joint Venture Hotels, consisting of our London hotels (Sanderson and St Martins Lane), Shore Club, Hard Rock, and Mondrian South Beach;

•	our investments in hotels under construction, such as Mondrian SoHo and Ames Boston, and our investment in other proposed properties;

•	our investment in certain joint venture food and beverage operations at our Owned Hotels and Joint Venture Hotels, discussed further below;

•	our management company subsidiary, Morgans Hotel Group Management LLC; and

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

On February 2, 2007, we began managing the hotel operations at the Hard Rock. We also have signed agreements to manage Mondrian SoHo and Ames Boston once development is complete. We have signed agreements to manage Mondrian Las Vegas, Delano Las Vegas, and Mondrian Palm Springs, but we are unsure of the future of the development of these hotels as financing has not yet been obtained. Additionally, in September 2008, we signed an agreement to manage Delano Dubai. As of June 30, 2009, we operated the following Joint Venture Hotels under management agreements which expire as follows:
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

•
Income tax (benefit) expense. One of our foreign subsidiaries is subject to United Kingdom corporate income taxes. Income tax expense is reported at the applicable rate for the periods presented. We are subject to Federal and state income taxes. Income taxes for the three and six months ended June 30, 2009 and 2008 were computed using our calculated effective tax rate. We also recorded net deferred taxes related to cumulative differences in the basis recorded for certain assets and liabilities.

•
Noncontrolling interest. Noncontrolling interest constitutes the third-party food and beverage joint venture partner’s interest in the profits of the restaurant ventures at certain of our hotels as well as the percentage of membership units in Morgans Group LLC, our operating company, owned by Residual Hotel Interest LLC, our Former Parent, as discussed in Note 2 of the consolidated financial statements.

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

Demand has diminished and is expected to continue to remain weak as a result of the current economic crisis. Although the pace of new lodging supply in various phases of development has increased over the past several quarters, we believe the timing of some of these projects may be affected by the current economic crisis and the reduced availability of financing. These factors may further dampen the pace of new supply development, including our own, during 2009. Nevertheless, we did witness new competitive luxury and boutique properties opening in 2008 and 2009 in some of our markets, particularly in Los Angeles, Scottsdale and Miami Beach, which have impacted our performance in these markets and may continue to do so.
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
Recent Developments.
Amendment to the Revolving Credit Facility On August 5, 2009, the Company and certain of its subsidiaries amended the Revolving Credit Facility (the “Amended Revolving Credit Facility”) with Wells Fargo Securities, LLC (successor in interest to Wachovia Capital Markets, LLC) and Citigroup Global Markets Inc. For further discussion of the Amended Revolving Credit Facility, see Note 6 to our consolidated financial statements.

Operating Results
Comparison of Three Months Ended June 30, 2009 to Three Months Ended June 30, 2008
The following table presents our operating results for the three months ended June 30, 2009 and the three months ended June 30, 2008, including the amount and percentage change in these results between the two periods. The consolidated operating results for the three months ended June 30, 2009 is comparable to the consolidated operating results for the three months ended June 30, 2008, with the exception of Mondrian Los Angeles and Morgans, both of which were under renovation during 2008, the investment in the Hard Rock, which has been under renovation and expansion during 2008 and 2009, and the investment in Mondrian South Beach, which opened in December 2008. The consolidated operating results are as follows:

	Three Months Ended
	June 30,	June 30,
	2009	2008	Change ($)	Change (%)
		As adjusted(2)
		(in thousands, except percentages)
Revenues:
Rooms	$30,885	$46,867	$(15,982)	(34.1)%
Food and beverage	19,381	26,554	(7,173)	(27.0)%
Other hotel	2,258	3,350	(1,092)	(32.6)%

Total hotel revenues	52,524	76,771	(24,247)	(31.6)%
Management fee—related parties and other income	3,863	4,552	(689)	(15.1)%

Total revenues	56,387	81,323	(24,936)	(30.7)%

Operating Costs and Expenses:
Rooms	10,328	11,896	(1,568)	(13.2)%
Food and beverage	14,539	18,355	(3,816)	(20.8)%
Other departmental	1,566	1,924	(358)	(18.6)%
Hotel selling, general and administrative	12,095	14,599	(2,504)	(17.2)%
Property taxes, insurance and other	4,185	3,729	456	12.2%

Total hotel operating expenses	42,713	50,503	(7,790)	(15.4)%
Corporate expenses, including stock compensation	7,488	12,310	(4,822)	(39.2)%
Depreciation and amortization	8,411	6,018	2,393	39.8%
Restructuring, development and disposal costs	653	630	23	3.6%

Total operating costs and expenses	59,265	69,461	(10,196)	(14.7)%

Operating (loss) income	(2,878)	11,862	(14,740)	(124.3)%
Interest expense, net	12,044	10,895	1,149	10.5%
Equity in loss of unconsolidated joint ventures	1,895	865	1,030	119.1%
Other non-operating expense	496	776	(280)	(36.1)%

Loss before income taxes	(17,313)	(674)	(16,639)	(1)
Income tax benefit	(7,371)	(800)	(6,571)	(1)

Net (loss) income	(9,942)	126	(10,068)	(1)
Net income attributable to noncontrolling interest	(115)	(1,187)	1,072	(90.3)%

Net loss attributable to Morgans Hotel Group Co.	(10,057)	(1,061)	(8,996)	(1)

Other comprehensive income:
Unrealized gain on valuation of swap/cap agreements, net of tax	4,326	6,813	(2,487)	(36.5)%
Realized loss on settlement of swap/cap agreements, net of tax	(2,587)	(1,320)	(1,267)	(96.0)%
Foreign currency translation (loss) gain	(1,157)	21	(1,178)	(1)

Comprehensive (loss) income	$(9,475)	$4,453	$(13,928)	(1)

(1)	Not meaningful.

(2)
Adjusted for change in accounting principle related to the Convertible Notes (defined below). See Note 6 to our consolidated financial statements for additional information and the effect of the change in accounting principle to our consolidated financial statements.

Total Hotel Revenues. Total hotel revenues decreased 31.6% to $52.5 million for the three months ended June 30, 2009 compared to $76.8 million for the three months ended June 30, 2008. The components of RevPAR from our comparable Owned Hotels for the three months ended June 30, 2009 and 2008, which includes Hudson, Delano, Clift, Mondrian Scottsdale, and Royalton, and excludes Mondrian Los Angeles and Morgans, which were under renovation during 2008, are summarized as follows:

	Three Months Ended
	June 30,	June 30,
	2009	2008	Change ($)	Change (%)
Occupancy	74.6%	84.4%	—	(11.6)%
ADR	$214	$315	$(101)	(32.1)%
RevPAR	$159	$266	$(107)	(40.0)%

RevPAR from our comparable Owned Hotels decreased 40.0% to $159 for the three months ended June 30, 2009 compared to $266 for the three months ended June 30, 2008.
Rooms revenue decreased 34.1% to $30.9 million for the three months ended June 30, 2009 compared to $46.9 million for the three months ended June 30, 2008. The overall decrease was primarily attributable to the significant adverse impact on lodging demand as a result of the global economic downturn. All of our comparable Owned Hotels experienced a decline in rooms revenue in excess of 30% during the three months ended June 30, 2009 as compared to the same period in 2008.
Food and beverage revenue decreased 27.0% to $19.4 million for the three months ended June 30, 2009 compared to $26.6 million for the three months ended June 30, 2008. The overall decrease was primarily attributable to the significant adverse impact on lodging demand, which negatively impacts the ancillary venues at our hotels, such as the bar and restaurant revenue, as a result of the global economic downturn. All of our comparable Owned Hotels experienced a decline in food and beverage revenue in excess of 20% during the three months ended June 30, 2009 as compared to the same period in 2008.
Other hotel revenue decreased 32.6% to $2.3 million for the three months ended June 30, 2009 compared to $3.4 million for the three months ended June 30, 2009. The overall decrease was primarily attributable to the significant adverse impact on lodging demand, which negatively impacts the ancillary revenues at our hotels, as a result of the global economic downturn.
Management Fee — Related Parties and Other Income decreased by 15.1% to $3.9 million for the three months ended June 30, 2009 compared to $4.6 million for the three months ended June 30, 2008. This decrease is primarily attributable to the significant adverse impact on lodging demand as a result of the global economic downturn, especially at our London joint venture hotels and Shore Club. Slightly offsetting these decreases are management fees earned at Mondrian South Beach, which opened in December 2008.
Operating Costs and Expenses
Rooms expense decreased 13.2% to $10.3 million for the three months ended June 30, 2009 compared to $11.9 million for the three months ended June 30, 2008. This decrease is a direct result of the decrease in rooms revenue. While we have implemented cost cutting initiatives at our hotels in 2008 and early 2009, our occupancy did not decrease as significantly as our ADR. Therefore certain variable expenses, such as housekeeping payroll costs, did not decrease in proportion to the decrease in rooms revenue noted above.
Food and beverage expense decreased 20.8% to $14.5 million for the three months ended June 30, 2009 compared to $18.4 million for the three months ended June 30, 2008. This decrease is comparable to the decrease noted in food and beverage revenue above. All of our comparable Owned Hotels experienced a decline in food and beverage expense in excess of 15% during the three months ended June 30, 2009 as compared to the same period in 2008.
Other departmental expense decreased 18.6% to $1.6 million for the three months ended June 30, 2009 compared to $1.9 million for the three months ended June 30, 2008. This decrease is comparable to the decrease noted in other hotel revenue above.
Hotel selling, general and administrative expense decreased 17.2% to $12.1 million for the three months ended June 30, 2009 compared to $14.6 million for the three months ended June 30, 2008. This decrease was primarily due to the impact of cost cutting initiatives across all hotel properties, which were implemented in 2008 and in early 2009, resulting in decreased administrative and general costs and advertising and promotion expenses.
Property taxes, insurance and other expense increased 12.2% to $4.2 million for the three months ended June 30, 2009 compared to $3.7 million for the three months ended June 30, 2008. This increase was primarily due to increases in property taxes at Hudson as a result of the expiration of a property tax abatement, which will continue to be phased out over the next three years, fully expiring in 2012.

Corporate expenses, including stock compensation decreased by 39.2% to $7.5 million for the three months ended June 30, 2009 compared to $12.3 million for the three months ended June 30, 2008. This decrease is due primarily to the impact of cost cutting initiatives at the corporate office which were implemented in late 2008 and early 2009.
Depreciation and amortization increased 39.8% to $8.4 million for the three months ended June 30, 2009 compared to $6.0 million for the three months ended June 30, 2008. This increase is a result of hotel renovations at Mondrian Los Angeles and Morgans, which both took place during 2008.
Restructuring, development and disposal costs increased 3.6% to $0.7 million for the three months ended June 30, 2009 as compared to $0.6 million for the three months ended June 30, 2008. The increase in the expense is primarily related to severance expenses incurred during 2009 as part of our cost reduction plans.
Interest expense, net increased 10.5% to $12.0 million for the three months ended June 30, 2009 compared to $10.9 million for the three months ended June 30, 2008. The increase in this expense is primarily due to less interest income recognized for the three months ended June 30, 2009 and interest expense recognized on the outstanding balance on the revolving credit facility during the three months ended June 30, 2009 for which there was no comparable interest expense in 2008.
Equity in loss of unconsolidated joint ventures increased 119.1% to $1.9 million for the three months ended June 30, 2009 compared to $0.9 million for the three months ended June 30, 2008. This increase in loss was primarily due to our share of losses from Mondrian South Beach, which opened in December 2008, and a decrease in our share of income from the London hotels as a result of the global economic decline impacting our industry.
The components of RevPAR from our comparable Joint Venture Hotels for the three months ended June 30, 2009 and 2008, which includes Sanderson, St Martins Lane and Shore Club, but excludes the Hard Rock, which has been under renovation and expansion during 2008 and 2009, and Mondrian South Beach, which opened in December 2008, are summarized as follows:

	Three Months Ended
	June 30,	June 30,
	2009	2008	Change ($)	Change (%)
Occupancy	61.9%	72.4%	—	(14.5)%
ADR	$312	$374	$(62)	(16.7)%
RevPAR	$193	$271	$(78)	(28.7)%
The components of RevPAR from the Hard Rock for the three months ended June 30, 2009 and the three months ended June 30, 2008 are summarized as follows:

	Three Months Ended
	June 30,	June 30,
	2009	2008	Change ($)	Change (%)
Occupancy	92.3%	94.3%	—	(2.1)%
ADR	$165	$217	$(52)	(24.1)%
RevPAR	$152	$205	$(53)	(25.6)%
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
Other non-operating expense decreased 36.1% to $0.5 million for the three months ended June 30, 2009 as compared to $0.8 million for the three months ended June 30, 2008. The decrease in the expense is primarily related to decreased legal costs.
Income tax benefit was $7.4 million for the three months ended June 30, 2009 compared to $0.8 million for the three months ended June 30, 2008. The income tax benefit was due primarily to the recording of deferred tax assets from the net operating loss.

Comparison of Six Months Ended June 30, 2009 to Six Months Ended June 30, 2008
The following table presents our operating results for the six months ended June 30, 2009 and the six months ended June 30, 2008, including the amount and percentage change in these results between the two periods. The consolidated operating results for the six months ended June 30, 2009 is comparable to the consolidated operating results for the six months ended June 30, 2008, with the exception of Mondrian Los Angeles and Morgans, both of which were under renovation during 2008, the investment in the Hard Rock, which has been under renovation and expansion during 2008 and 2009, and the investment in Mondrian South Beach, which opened in December 2008. The consolidated operating results are as follows:

	Six Months Ended
	June 30,	June 30,
	2009	2008	Change ($)	Change (%)
		As adjusted(2)
		(in thousands, except percentages)
Revenues:
Rooms	$59,480	$93,021	$(33,541)	(36.1)%
Food and beverage	38,869	53,123	(14,254)	(26.8)%
Other hotel	5,004	6,823	(1,819)	(26.7)%

Total hotel revenues	103,353	152,967	(49,614)	(32.4)%
Management fee—related parties and other income	7,312	9,088	(1,776)	(19.5)%

Total revenues	110,665	162,055	(51,390)	(31.7)%

Operating Costs and Expenses:
Rooms	20,542	25,065	(4,523)	(18.0)%
Food and beverage	29,114	37,722	(8,608)	(22.8)%
Other departmental	3,160	4,009	(849)	(21.2)%
Hotel selling, general and administrative	24,105	30,372	(6,267)	(20.6)%
Property taxes, insurance and other	8,510	7,782	728	9.4%

Total hotel operating expenses	85,431	104,950	(19,519)	(18.6)%
Corporate expenses, including stock compensation	16,788	22,647	(5,859)	(25.9)%
Depreciation and amortization	15,631	12,109	3,522	29.1%
Restructuring, development and disposal costs	1,544	1,167	377	32.3%

Total operating costs and expenses	119,394	140,873	(21,479)	(15.2)%

Operating (loss) income	(8,729)	21,182	(29,911)	(141.2)%
Interest expense, net	23,501	21,969	1,532	7.0%
Equity in loss of unconsolidated joint ventures	2,438	8,910	(6,472)	(72.6)%
Other non-operating expense	1,065	1,301	(236)	(18.1)%

Loss before income taxes	(35,733)	(10,998)	(24,735)	(1)
Income tax benefit	(15,508)	(4,968)	(10,540)	(1)

Net loss	(20,225)	(6,030)	(14,195)	(1)
Net income attributable to noncontrolling interest	(418)	(2,342)	1,924	(82.2)%

Net loss attributable to Morgans Hotel Group Co.	(20,643)	(8,372)	(12,271)	(1)

Other comprehensive income:
Unrealized gain on valuation of swap/cap agreements, net of tax	8,416	2,939	5,477	(1)
Realized loss on settlement of swap/cap agreements, net of tax	(4,997)	(1,803)	(3,194)	(1)
Foreign currency translation (loss) gain	(1,044)	35	(1,079)	(1)

Comprehensive loss	$(18,268)	$(7,201)	$(11,067)	(1)

(1)	Not meaningful.

(2)
Adjusted for change in accounting principle related to the Convertible Notes (defined below). See Note 6 to our consolidated financial statements for additional information and the effect of the change in accounting principle to our consolidated financial statements.

Total Hotel Revenues. Total hotel revenues decreased 32.4% to $103.4 million for the six months ended June 30, 2009 compared to $153.0 million for the six months ended June 30, 2008. The components of RevPAR from our comparable Owned Hotels for the six months ended June 30, 2009 and 2008, which includes Hudson, Delano, Clift, Mondrian Scottsdale, and Royalton, and excludes Mondrian Los Angeles and Morgans, which were under renovation during 2008, are summarized as follows:

	Six Months Ended
	June 30,	June 30,
	2009	2008	Change ($)	Change (%)
Occupancy	69.8%	81.8%	—	(14.6)%
ADR	$225	$317	$(92)	(29.1)%
RevPAR	$157	$259	$(102)	(39.5)%
Rooms revenue decreased 36.1% to $59.5 million for the six months ended June 30, 2009 compared to $93.0 million for the six months ended June 30, 2008. The overall decrease was primarily attributable to the significant adverse impact on lodging demand as a result of the global economic downturn. All of our comparable Owned Hotels experienced a decline in rooms revenue in excess of 30% during the six months ended June 30, 2009 as compared to the same period in 2008.
Food and beverage revenue decreased 26.8% to $38.9 million for the six months ended June 30, 2009 compared to $53.1 million for the six months ended June 30, 2008. The overall decrease was primarily attributable to the significant adverse impact on lodging demand, which negatively impacts the ancillary venues at our hotels, such as the bar and restaurant revenue, as a result of the global economic downturn. All of our comparable Owned Hotels experienced a decline in food and beverage revenue in excess of 20% during the six months ended June 30, 2009 as compared to the same period in 2008.
Other hotel revenue decreased 26.7% to $5.0 million for the six months ended June 30, 2009 compared to $6.8 million for the six months ended June 30, 2009. The overall decrease was primarily attributable to the significant adverse impact on lodging demand, which negatively impacts the ancillary revenues at our hotels, as a result of the global economic downturn.
Management Fee — Related Parties and Other Income decreased by 19.5% to $7.3 million for the six months ended June 30, 2009 compared to $9.1 million for the six months ended June 30, 2008. This decrease is primarily attributable to the significant adverse impact on lodging demand as a result of the global economic downturn, especially at our London hotels and Shore Club. Additionally, management fees earned at Hard Rock decreased as a result of reduced revenues due to disruption from the expansion and renovations currently underway. Slightly offsetting these decreases are management fees earned at Mondrian South Beach, which opened in December 2008.
Operating Costs and Expenses
Rooms expense decreased 18.0% to $20.5 million for the three six months ended June 30, 2009 compared to $25.1 million for the six months ended June 30, 2008. This decrease is a direct result of the decrease in rooms revenue. While we have implemented cost cutting initiatives at our hotels in 2008 and early 2009, our occupancy did not decrease as significantly as our ADR. Therefore certain variable expenses, such as housekeeping payroll costs did not decrease in proportion to the decrease in rooms revenue noted above.
Food and beverage expense decreased 22.8% to $29.1 million for the six months ended June 30, 2009 compared to $37.7 million for the six months ended June 30, 2008. This decrease is comparable to the decrease noted in food and beverage revenue above. All of our comparable Owned Hotels experienced a decline in food and beverage expense in excess of 20% during the six months ended June 30, 2009 as compared to the same period in 2008, with the exception of Morgans, which experienced a decrease in food and beverage expenses of approximately 10% as a result of the unionization of the restaurant and a phased-in union pay scale, which was implemented in April 2008 and increased again in April 2009.
Other departmental expense decreased 21.2% to $3.2 million for the six months ended June 30, 2009 compared to $4.0 million for the six months ended June 30, 2008. This decrease is comparable to the decrease noted in other hotel revenue above.

Hotel selling, general and administrative expense decreased 20.6% to $24.1 million for the six months ended June 30, 2009 compared to $30.4 million for the six months ended June 30, 2008. This decrease was primarily due to the impact of cost cutting initiatives across all hotel properties, which were implemented in 2008 and in early 2009, resulting in decreased administrative and general costs and advertising and promotion expenses.
Property taxes, insurance and other expense increased 9.4% to $8.5 million for the six months ended June 30, 2009 compared to $7.8 million for the six months ended June 30, 2008. This increase was primarily due to increases in property taxes at Hudson as a result of the expiration of a property tax abatement, which will continue to be phased out over the next three years, fully expiring in 2012.
Corporate expenses, including stock compensation decreased by 25.9% to $16.8 million for the six months ended June 30, 2009 compared to $22.6 million for the six months ended June 30, 2008. This decrease is due primarily to the impact of cost cutting initiatives at the corporate office which were implemented in late 2008 and early 2009.
Depreciation and amortization increased 29.1% to $15.6 million for the six months ended June 30, 2009 compared to $12.1 million for the six months ended June 30, 2008. This increase is a result of hotel renovations at Mondrian Los Angeles and Morgans, which both took place during 2008.
Restructuring, development and disposal costs increased 32.3% to $1.5 million for the six months ended June 30, 2009 as compared to $1.2 million for the six months ended June 30, 2008. The increase in the expense is primarily related to severance expenses incurred during 2009 as part of our cost reduction plans.
Interest expense, net increased 7.0% to $23.5 million for the six months ended June 30, 2009 compared to $22.0 million for the six months ended June 30, 2008. The increase in this expense is primarily due to less interest income recognized for the six months ended June 30, 2009 and interest expense recognized on the outstanding balance on our revolving credit facility during the six months ended June 30, 2009 for which there was no comparable interest expense in 2008.
Equity in loss of unconsolidated joint ventures decreased 72.6% to $2.4 million for the six months ended June 30, 2009 compared to $8.9 million for the six months ended June 30, 2008. This decrease is primarily due to a reduction in our share of losses from the Hard Rock. We did not record our proportionate share of loss from our investment in the Hard Rock for the six months ended June 30, 2009 because our book investment balance has been reduced to zero as of December 31, 2008. Slightly offsetting this decrease was our share of losses from Mondrian South Beach, which opened in December 2008, and a decrease in income from our share of the London hotels as a result of the global economic decline impacting our industry.
The components of RevPAR from our comparable Joint Venture Hotels for the six months ended June 30, 2009 and 2008, which includes Sanderson, St Martins Lane and Shore Club, but excludes the Hard Rock, which has been under renovation and expansion during 2008 and 2009, and Mondrian South Beach, which opened in December 2008, are summarized as follows:

	Six Months Ended
	June 30,	June 30,
	2009	2008	Change ($)	Change (%)
Occupancy	61.5%	73.0%	—	(15.7)%
ADR	$331	$393	$(62)	(15.9)%
RevPAR	$203	$287	$(84)	(29.1)%
The components of RevPAR from the Hard Rock for the six months ended June 30, 2009 and the six months ended June 30, 2008 are summarized as follows:

	Six Months Ended
	June 30,	June 30,
	2009	2008	Change ($)	Change (%)
Occupancy	90.8%	94.2%	—	(3.6)%
ADR	$150	$201	$(51)	(25.1)%
RevPAR	$137	$189	$(52)	(27.8)%

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
Other non-operating expense decreased 18.1% to $1.1 million for the six months ended June 30, 2009 as compared to $1.3 million for the six months ended June 30, 2008. The decrease in this expense is primarily related to legal costs incurred during 2008 related to the Shore Club litigation settlement for which there was no comparable expense incurred during 2009.
Income tax benefit was $15.5 million for the six months ended June 30, 2009 compared to $5.0 million for the six months ended June 30, 2008. The income tax benefit was due primarily to the recording of deferred tax assets from the net operating loss.
Liquidity and Capital Resources
As of June 30, 2009, we had approximately $165.2 million in cash and cash equivalents. This amount includes the approximately $139.3 million of outstanding borrowings under our Revolving Credit Facility, defined below.
On August 5, 2009, we and certain of our subsidiaries amended our Revolving Credit Facility with the lenders. In accordance with such amendment, at any given time, the amount available for borrowings under the Amended Revolving Credit Facility is contingent upon the borrowing base, which is calculated by reference to the appraised value and implied debt service coverage value of certain collateral properties securing the Amended Revolving Credit Facility. In addition, the Company is required to maintain a fixed charge coverage ratio for each four-quarter period of 0.90 to 1.00. We cannot provide assurance that the full amount of the Amended Revolving Credit Facility will be available at any time. See “Debt — Revolving Credit Facility.” The maximum amount of borrowings under the Amended Credit Facility is $125.0 million, all of which was available to be borrowed at closing.
On August 5, 2009, in connection with the closing of our Amended Revolving Credit Facility, we paid down approximately $115.4, million of borrowings resulting in $23.9 million outstanding under our Amended Revolving Credit Facility. We also have approximately $11.1 million of outstanding letters of credit associated with facility.
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
We are obligated to maintain reserve funds for capital expenditures at our Owned Hotels as determined pursuant to our debt and lease agreements related to such hotels, with the exception of Delano Miami, Royalton and Morgans. Our Joint Venture Hotels generally are subject to similar obligations under debt agreements related to such hotels, or under our management agreements. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. Such agreements typically require us to reserve funds at amounts equal to 4% of the hotel’s revenues and require the funds to be set aside in restricted cash. In addition, our restaurant joint ventures require the ventures to set aside restricted cash of between 2% to 4% of gross revenues of the restaurant. Our Owned Hotels that were not subject to these reserve funding obligations — Delano Miami, Royalton, and Morgans — underwent significant room and common area renovations during 2006, 2007 and 2008, and as such, are not expected to require a substantial amount of capital spending during 2009 or 2010.

In addition to reserve funds for capital expenditures, our debt and lease agreements also require us to deposit cash into escrow accounts for taxes, insurance and debt service payments. As of June 30, 2009 total restricted cash was $16.6 million.
Further, as of June 30, 2009, we had aggregate capital commitments or plans to fund development projects of approximately $13.0 million, including approximately $11.1 million of letters of credit posted in February 2008 to fund the expansion of the Hard Rock, of which $1.1 million was paid in July 2009, with payment of the remaining $10.0 million anticipated later in 2009.
Our $10.5 million interest-only, non-recourse promissory note relating to the Gale in South Beach is due in January 2010. Management does not intend to commence development of this hotel unless financing is available and will evaluate its options prior to maturity of the non-recourse promissory note.
We expect to meet our short-term liquidity needs for the next 12 months through existing cash balances and cash provided by our operations; if necessary, we may also access additional borrowings under our Amended Revolving Credit Facility. See also “—Potential Capital Expenditures and Liquidity Requirements” below for additional liquidity that may be required in the short-term, depending on market and other circumstances, including our ability to refinance or extend existing debt.
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
Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including borrowings under our Revolving Credit Facility, our existing working capital, cash provided by operations, equity and debt offerings, and long-term mortgages on our properties. Other sources may include cash generated through asset dispositions and joint venture transactions. Additionally, we may secure other financing opportunities. Given the current economic environment and turmoil in the credit markets, however, we may not be able to obtain such financings on terms acceptable to us or at all. We may require additional borrowings, including additional borrowings under our Amended Revolving Credit Facility if they become and remain available as discussed above, to satisfy our long-term liquidity requirements.
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

Mondrian Scottsdale Mortgage and Mezzanine Agreements. Mondrian Scottsdale is subject to $40.0 million of non-recourse mortgage and mezzanine financing, for which Morgans Group LLC has provided a standard non-recourse carve-out guaranty. The $40.0 million mortgage and mezzanine loans accrue interest at LIBOR plus 2.3%. The loans matured on June 1, 2009 and were not repaid. We are currently operating Mondrian Scottsdale and accruing interest. We are discussing various options with the lenders. We do not intend to commit significant monies toward the repayment of the loans or the funding of operating deficits.
Potential Litigation. We may have potential liability in connection with certain claims by a designer for which we have accrued $13.5 million as of June 30, 2009, as discussed in Note 5 of our consolidated financial statements.
Mondrian South Beach Mortgage and Mezzanine Agreements. On November 25, 2008, together with our joint venture partner, we amended and restated the non-recourse mortgage loan and mezzanine loan agreements related to the Mondrian South Beach to provide for, among other things, four one-year extension options of the third-party financing totaling $96.8 million as of June 30, 2009. Under the amended agreements, the initial maturity date of August 1, 2009 can be extended to July 29, 2013, subject to certain conditions including an amortization payment of approximately $17.5 million on August 1, 2009 for the first such annual extension. The loans matured on August 1, 2009 and were not repaid. We are currently operating Mondrian South Beach. The joint venture is in discussions with the lenders to extend the maturity.
A standard non-recourse carve-out guaranty by Morgans Group LLC is in place for the Mondrian South Beach loans. In addition, although construction is complete and Mondrian South Beach opened on December 1, 2008, we and affiliates of our partner may have continuing obligations under a construction completion guaranty. We and affiliates of our partner also have an agreement to purchase approximately $14 million each of condominium units under certain conditions.
Hard Rock Construction and Acquisition Loans. On February 2, 2007, the Hard Rock joint venture closed on $760.0 million of acquisition financing in connection with the acquisition of the Hard Rock, and on June 6, 2008, the Hard Rock joint venture closed on $620.0 million of the construction financing for the expansion of the Hard Rock. Both loans mature on February 9, 2010, with two one-year extension options, subject to certain conditions. As of August 7, 2009, the Hard Rock joint venture has entered into a term sheet with the lenders of the outstanding debt to amend the terms of the loan agreements and is currently working with such lenders to complete due diligence and prepare definitive documentation. There can be no assurance that the Hard Rock joint venture will complete the amendment process with the lenders on a timely basis or at all.
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
Hard Rock Land Loan. On August 1, 2008, a subsidiary of the Hard Rock joint venture completed an intercompany land purchase with respect to an 11-acre parcel of land located adjacent to the Hard Rock. In connection with the intercompany land purchase a subsidiary entered into a $50.0 million land acquisition financing agreement with various lenders. The initial maturity date of August 9, 2009 was extended to September 4, 2009. The Hard Rock joint venture has entered into a term sheet with the lenders under the land acquisition financing to extend the maturity date to August 9, 2011 and are currently working with such lenders to complete due diligence and prepare definitive documentation. There can be no assurance that the joint venture will be able to extend the maturity date of the land acquisition financing on a timely basis or at all. We have entered into a standard joint and several non-recourse carve-out guaranty in connection with this financing agreement, although under the joint venture agreement, DLJMB has agreed to be responsible for 100% of any liability under the guaranty, subject to certain conditions.
Morgans Europe Mortgage Agreement. Morgans Europe, the 50/50 joint venture through which we own interests in two hotels located in London, England, St Martins Lane and Sanderson, has outstanding mortgage debt of £102.0 million, or approximately $167.5 million, as of June 30, 2009, which matures on November 24, 2010. The joint venture is currently considering various options with respect to the refinancing of this mortgage obligation.

Other Possible Uses of Capital. We have a number of owned expansion and development projects under consideration at our discretion, including the Gale in South Beach and the development of the lower level at Hudson. We also have two joint venture projects, Mondrian SoHo and Ames Boston, under development which may require additional equity investments and/or credit support to complete.
Comparison of Cash Flows for the Six Months Ended June 30, 2009 to the Six Months Ended June 30, 2008
Given the current economic downturn, we have implemented various cost-saving initiatives in 2008 and 2009, which we believe will help prepare us for the anticipated continuing economic challenges during 2009.
Operating Activities. Net cash used in operating activities was $9.7 million for the six months ended June 30, 2009 as compared to net cash provided by operating activities of $18.6 million for the six months ended June 30, 2008. The increase in cash used in operating activities is primarily due to changes in working capital and lower operating cash flow due to the impact of the current economic downturn.
Investing Activities. Net cash used in investing activities amounted to $11.7 million for the six months ended June 30, 2009 as compared to $46.8 million for the six months ended June 30, 2008. The decrease in cash used in investing activities primarily relates to a decrease in our capital expenditures. During the first six months of 2008, Mondrian Los Angeles and Morgans were under renovation and no comparable renovations are underway during 2009.
Financing Activities. Net cash provided by financing activities amounted to $137.5 million for the six months ended June 30, 2009 as compared to net cash used in financing activities of $21.6 million for the six months ended June 30, 2008. In March 2009 and May 2009, the Company borrowed an aggregate of approximately $139.3 million under its Revolving Credit Facility for general corporate purposes, for which there were no comparable borrowings during the same period in 2008. Additionally, during the six months ended June 30, 2008, the Company repurchased approximately $19.2 million of its common stock, for which there were no comparable stock repurchases during the same period in 2009.
Debt
Amended Revolving Credit Facility. On October 6, 2006, we and certain of our subsidiaries entered into a revolving credit facility in the initial commitment amount of $225.0 million, which included a $50.0 million letter of credit sub-facility and a $25.0 million swingline sub-facility (collectively, the “Revolving Credit Facility”) with Wachovia Bank, National Association, as Administrative Agent, and the lenders thereto. In 2009, we received notice that one of the lenders on the Revolving Credit Facility was taken over by the Federal Deposit Insurance Corporation. As such, the total initial commitment amount on the Revolving Credit Facility was reduced to approximately $220.0 million.
As of June 30, 2009, we had borrowed approximately $139.3 million under our Revolving Credit Facility at LIBOR plus 1.35% and retained the proceeds in cash and cash equivalents. We also had approximately $12.1 million of outstanding letters of credit issued pursuant to the Revolving Credit Facility as of June 30, 2009.
On August 5, 2009, we and certain of our subsidiaries entered into an amendment to the Revolving Credit Facility (the “Amended Revolving Credit Facility”).
Among other things, the Amended Revolving Credit Facility:
•	deletes the financial covenant requiring us to maintain certain leverage ratios;

•
revises the fixed charge coverage ratio (defined generally as the ratio of consolidated EBITDA excluding Mondrian Scottsdale’s EBITDA for the periods ending June 30, 2009 and September 30, 2009 and Clift’s EBITDA for all periods to consolidated interest expense excluding Mondrian Scottsdale’s interest expense for the periods ending June 30, 2009 and September 30, 2009 and Clift’s interest expense for all periods) that we are required to maintain for each four-quarter period to no less than 0.90 to 1.00 from the previous fixed charge coverage ratio of no less than 1.75 to 1.00;

•	limits defaults relating to bankruptcy and judgment to certain events involving us, Morgans Group LLC and subsidiaries that are parties to the Amended Revolving Credit Facility;

•
prohibits capital expenditures with respect to any hotels owned by us, the borrowers, as defined, or our subsidiaries, other than maintenance capital expenditures for any hotel not exceeding 4% of the annual gross revenues of such hotel and certain other exceptions;

•
revises certain provisions related to permitted indebtedness, including, among other things, deleting certain provisions permitting unsecured indebtedness and indebtedness for the acquisition or expansion of hotels;

•	prohibits repurchase of our common equity interests by the Company or Morgans Group LLC;

•	imposes certain limits on any secured swap agreements entered into after the effective date of the Amended Revolving Credit Facility; and

•
provides for a waiver of any default or event of default, to the extent that a default or event of default existed for failure to comply with any financial covenant under the existing Revolving Credit Facility as of June 30, 2009 and/or for the four fiscal quarters ended June 30, 2009.

In addition to the provisions above, the Amended Revolving Credit Facility reduces the maximum aggregate amount of the commitments from $220.0 million to $125.0 million, which amount is available under two tranches: (i) a revolving credit facility in an amount equal to $90.0 million (the “New York Tranche”), which is secured by a mortgage on Morgans Hotel and Royalton Hotel (the “New York Properties”) and a mortgage on the Delano Hotel (the “Florida Property”); and (ii) a revolving credit facility in an amount equal to $35.0 million (the “Florida Tranche”), which is secured by the mortgage on the Florida Property (but not the New York Properties). The Amended Revolving Credit Facility also provides for a letter of credit facility in the amount of $25.0 million, which is secured by the mortgages on the New York Properties and the Florida Property. At any given time, the amount available for borrowings under the Amended Revolving Credit Facility is contingent upon the borrowing base valuation, which is calculated as the lesser of (i) 60% of appraised value and (ii) the implied debt service coverage value of certain collateral properties securing the Amended Revolving Credit Facility; provided that the portion of the borrowing base attributable to the New York Properties will never be less than 35% of the appraised value of the New York Properties. Total availability under the Amended Revolving Credit Facility as of August 5, 2009 was $125.0 million. We believe that, without the amendment, we would have had limited, if any, availability under the Revolving Credit Facility for the remainder of its term.
The interest rate per annum applicable to loans under the Amended Revolving Credit Facility is a fluctuating rate of interest measured by reference to, at the Company’s election, either LIBOR (subject to a LIBOR floor of 1%) or a base rate, plus a borrowing margin. LIBOR loans have a borrowing margin of 3.75% per annum and base rate loans have a borrowing margin of 2.75% per annum. The Amended Revolving Credit Facility also provides for the payment of a quarterly unused facility fee equal to the average daily unused amount for each quarter multiplied by 0.25% before the effective date of the amendment and 0.5% after the effective date of the amendment.
As of August 5, 2009, the principal balance of the Amended Revolving Credit Facility was $23.9 million, and approximately $11.1 million of letters of credit were outstanding, all allocated to the Florida Tranche. The owners of the New York Properties, our wholly-owned subsidiaries, have paid all mortgage recording and other taxes required for the mortgage on the New York Properties to secure in full the amount available under the New York Tranche. The commitments under the Amended Revolving Credit Facility terminate on October 5, 2011, at which time all outstanding amounts under the Amended Revolving Credit Facility will be due.
Mortgage Agreements. On October 6, 2006, our subsidiaries that own Hudson and Mondrian Los Angeles entered into non-recourse mortgage financings with Wachovia Bank, National Association, as lender, consisting of two separate mortgage loans and a mezzanine loan. These loans, a $217.0 million first mortgage note secured by Hudson, a $32.5 million mezzanine loan secured by a pledge of the equity interests in our subsidiary owning Hudson, and a $120.5 million first mortgage note secured by Mondrian Los Angeles, all mature on July 15, 2010.

The Mortgages bear interest at a blended rate of 30-day LIBOR plus 125 basis points. We have the option of extending the maturity date of the Mortgages to October 15, 2011 provided that certain extension requirements are achieved, including maintaining a debt service coverage ratio, as defined, at the subsidiary owning the relevant hotel for the two fiscal quarters preceding the maturity date of 1.55 to 1.00 or greater. A portion of the Mortgages may need to be repaid in order to meet this covenant, or we may consider refinancing these Mortgages. We maintain swaps that effectively fix the LIBOR rate on the debt under the Mortgages at approximately 5.0% through the initial maturity date.
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
The Trust Notes agreement requires that we do not fall below a fixed charge coverage ratio, defined generally as the ratio of consolidated EBITDA, excluding Clift’s EBITDA, over consolidated interest expense, excluding Clift’s interest expense, of 1.4 to 1.0 for four consecutive quarters. As of June 30, 2009, our fixed charge coverage ratio under this financial covenant was 1.7 and we were in compliance with the covenants of the Trust Note agreement.
Clift. We lease Clift under a 99-year non-recourse lease agreement expiring in 2103. The lease is accounted for as a financing with a balance of $82.4 million at June 30, 2009. The lease payments are $6.0 million per year through October 2014 with inflationary increases at five-year intervals thereafter beginning in October 2014.
Hudson. We lease two condominium units at Hudson which are reflected as capital leases with balances of $6.2 million at June 30, 2009. Currently annual lease payments total approximately $800,000 and are subject to increases in line with inflation. The leases expire in 2096 and 2098.

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
Mondrian Scottsdale Debt. Mondrian Scottsdale is subject to $40.0 million of non-recourse mortgage and mezzanine financing, for which Morgans Group LLC has provided a standard non-recourse carve-out guaranty. The $40.0 million mortgage and mezzanine loans accrue interest at LIBOR plus 2.3%. The loans matured on June 1, 2009 and were not repaid. We are currently operating Mondrian Scottsdale and accruing interest. We are discussing various options with the lenders. We do not intend to commit significant monies toward the repayment of the loans or the funding of operating deficits.
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
To the extent that cash flows from operations are insufficient during any quarter, due to temporary or seasonal fluctuations in revenues, we may have to enter into additional short-term borrowings or increase our borrowings, if available, on our Amended Revolving Credit Facility to meet cash requirements.

Capital Expenditures and Reserve Funds
We are obligated to maintain reserve funds for capital expenditures at our Owned Hotels as determined pursuant to our debt and lease agreements related to such hotels, with the exception of Delano Miami, Royalton and Morgans. Our Joint Venture Hotels generally are subject to similar obligations under debt agreements related to such hotels, or under our management agreements. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. Such agreements typically require us to reserve funds at amounts equal to 4% of the hotel’s revenues and require the funds to be set aside in restricted cash. In addition, our restaurant joint ventures require the ventures to set aside restricted cash of between 2% to 4% of gross revenues of the restaurant. As of June 30, 2009, $4.6 million was available in restricted cash reserves for future capital expenditures under these obligations related to our Owned Hotels.
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
Morgans Europe’s net income or loss and cash distributions or contributions are allocated to the partners in accordance with ownership interests. At June 30, 2009, we had a negative investment in Morgans Europe of $3.9 million. We account for this investment under the equity method of accounting. Our equity in income of the joint venture amounted to $0.2 million and $3.4 million for the six months ended June 30, 2009 and 2008, respectively.
Mondrian South Beach. We own a 50% interest in Mondrian South Beach, a recently renovated apartment building which was converted into a condominium and hotel. Mondrian South Beach opened in December 2008, at which time we began operating the property under a long-term management contract.
We account for this investment under the equity method of accounting. At June 30, 2009, our investment in Mondrian South Beach was $22.7 million. Our equity in loss of Mondrian South Beach amounted to $2.1 million and $0.7 million for the six months ended June 30, 2009 and 2008.
Hard Rock. As of June 30, 2009, we owned a 19.1% interest in the Hard Rock, based on cash contributions, through a joint venture with DLJMB. We also manage the Hard Rock under a management agreement, for which we receive a management fee and a chain service expense reimbursement based on a percentage of all non-gaming revenue including rental income, and a fixed annual gaming facilities support fee. We can also earn an incentive management fee based on EBITDA, as defined, above certain levels. We account for this investment under the equity method of accounting. For the six months ended June 30, 2008, our equity in loss from the Hard Rock joint venture was $11.3 million. This amount was not recognized in our consolidated financial statements for the six months ended June 30, 2009, as our investment balance was negative. At June 30, 2009, we had a negative investment in the Hard Rock of $11.1 million.
Echelon Las Vegas. In January 2006, we entered into a 50/50 joint venture agreement with a subsidiary of Boyd to develop Delano Las Vegas and Mondrian Las Vegas as part of Boyd’s Echelon project. We account for this investment under the equity method of accounting. As of June 30, 2009, our investment in the joint venture was $17.2 million.
Mondrian SoHo. In June 2007, we contributed approximately $5.0 million for a 20% equity interest in a joint venture with Cape Advisors Inc. which is developing a Mondrian hotel in the SoHo neighborhood of New York City. Upon completion, we expect to operate the hotel under a 10-year management contract with two 10-year extension options. As of June 30, 2009, our investment in the Mondrian SoHo venture was $8.3 million.
Ames Boston. On June 17, 2008 the Company, Normandy Real Estate Partners, and local partner Ames Hotel Partners, entered into a joint venture to develop the Ames Boston hotel in Boston. Upon completion, we expect to operate Ames Boston under a 20-year management contract. Ames Boston is currently expected to open in late 2009. We expect to have an approximately 35% economic interest in the joint venture. As of June 30, 2009, our investment in the Ames Boston joint venture was $11.1 million, which includes additional fundings totaling $4.2 million made during the six months ended June 30, 2009. The project is expected to qualify for federal and state historic rehabilitation tax credits.
Convertible Note Call and Warrant Options. In connection with the issuance of the Convertible Notes, we entered into convertible note hedge transactions with respect to our common stock (the “Call Options”) with Merrill Lynch Financial Markets, Inc. and Citibank, N.A. (collectively, the “Hedge Providers”). The Call Options are exercisable solely in connection with any conversion of the Convertible Notes and pursuant to which we will receive shares of our common stock from the Hedge Providers equal to the number of shares issuable to the holders of the Convertible Notes upon conversion. We paid approximately $58.2 million for the Call Options.

In connection with the sale of the Convertible Notes, we also entered into separate warrant transactions whereby we issued warrants (the “Warrants”) to purchase 6,415,327 shares of common stock, subject to customary anti- dilution adjustments, at an exercise price of approximately $40.00 per share of common stock. We received approximately $34.1 million from the issuance of the Warrants.
For further information regarding our off balance sheet arrangements, see Notes 4 and 6 to our consolidated financial statements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Quantitative and Qualitative Disclosures About Market Risk
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Some of our outstanding debt has a variable interest rate. As described in “Management’s Discussion and Analysis of Financial Results of Operations — Derivative Financial Instruments” above, we use some derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of June 30, 2009, our total outstanding consolidated debt, including capitalized lease obligations, was approximately $858.9 million, of which approximately $549.3 million, or 64.0%, was variable rate debt.
We entered into hedging arrangements on $285.0 million of variable rate debt in connection with the mortgage debt on Hudson and Mondrian Los Angeles, which matures on July 9, 2010 and effectively fixes LIBOR at approximately 4.25%. At June 30, 2009, the one month LIBOR rate was 0.3%. If market rates of interest on this variable rate debt increase by 1.0%, or 100 basis points, the increase in interest expense would reduce future pre-tax earnings and cash flows by approximately $2.9 million annually and the maximum annual amount the interest expense would increase on this variable rate debt is $13.5 million due to our interest rate cap agreement, which would reduce future pre-tax earnings and cash flows by the same amount annually. If market rates of interest on this variable rate decrease by 0.3%, or 30 basis points, the decrease in interest expense would increase pre-tax earnings and cash flow by approximately $0.9 million annually.
In connection with the Mortgages, we also entered into an $85.0 million interest rate swap that effectively fixes the LIBOR rate on $85.0 million of the debt at approximately 5.0% with an effective date of July 9, 2007 and a maturity date of July 15, 2010. If market rates of interest on this variable rate debt increase by 1.0%, or 100 basis points, the increase in interest expense would reduce future pre-tax earnings and cash flows by approximately $0.9 million annually and the maximum annual amount the interest expense would increase on this variable rate debt is $3.9 million due to our interest rate cap agreement, which would reduce future pre-tax earnings and cash flows by the same amount annually. If market rates of interest on this variable rate decrease by 0.3%, or 30 basis points, the decrease in interest expense would increase pre-tax earnings and cash flow by approximately $0.3 million annually.

Our variable rate debt also consisted of $139.3 million outstanding under the Revolving Credit Facility at a rate of LIBOR plus 1.35% as of June 30, 2009. If market rates of interest on this variable rate debt increase by 1.0% or 100 basis points, the increase in interest expense would reduce future pre-tax earnings and cash flows by approximately $1.4 million annually. If market rates of interest on this variable rate debt decrease by 0.3%, or 30 basis points, the decrease in interest expense would increase pre-tax earnings and cash flow by approximately $0.4 million.
Our fixed rate debt consists of Trust Notes, the Convertible Notes, the promissory note on Gale, and the Clift lease. The fair value of some of this debt is greater than the book value. As such, if market rates of interest increase by 1.0%, or approximately 100 basis points, the fair value of our fixed rate debt would decrease by approximately $18.0 million. If market rates of interest decrease by 1.0%, or 100 basis points, the fair value of our fixed rate debt would increase by $52.5 million.
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
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15 of the Securities and Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
Litigation
Potential Litigation
We understand that Mr. Philippe Starck has attempted to initiate arbitration proceedings in the London Court of International Arbitration regarding an exclusive service agreement that he entered into with Residual Hotel Interest LLC (formerly known as Morgans Hotel Group LLC) in February 1998 regarding the design of certain hotels now owned by us. We are not a party to these proceedings at this time. See Note 5 of our consolidated financial statements.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None
Item 3. Defaults Upon Senior Securities.
On June 1, 2009, the $40.0 million mortgage and mezzanine financing on Mondrian Scottsdale matured and were not repaid. We are currently operating Mondrian Scottsdale and accruing interest. As of August 10, 2009, the $40.0 million mortgage and mezzanine loans remained outstanding and we have accrued $0.3 million in interest. See “Debt — Mondrian Scottsdale” in the section of this Quarterly Report on Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
In addition, for information concerning the Amended Revolving Credit Facility, see “Debt — Amended Revolving Credit Facility” in the section of this Quarterly Report on Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Submission of Matters to a Vote of Security Holders.
At the Company’s Annual Meeting of Stockholder held on May 19, 2009, two proposals were submitted to a vote of our stockholders.
1.
Election of Directors—Ten directors were elected to service on our Board of Directors for a term that ends at the 2010 Annual Meeting of Stockholders. The number of votes cast in favor and withheld for each nominee were as follows:

Nominee	In Favor	Withheld
David T. Hamamoto	19,444,913	8,083,412
Fred J. Kleisner	19,275,547	8,252,778
Dr. Deepak Chopra	19,855,696	7,672,629
Robert Friedman	18,856,274	8,672,051
Jeffrey M. Gault	18,857,344	8,670,981
Marc Gordon	19,663,389	7,864,936
Thomas L. Harrison	18,515,037	9,013,288
Edwin L. Knetzger, III	19,470,894	8,057,431
Michael D. Malone	19,518,155	8,010,170
David J. Moore	19,261,567	8,266,758
2.
Ratification of Auditors—The stockholders ratified the appointment of BDO Seidman, LLP as our independent registered public accounting firm for 2009. The number of votes cast in favor and against the proposal, as well as the number of abstentions were as follows:

In Favor	Against	Abstained
25,460,784	2,851,532	17,009
Item 5. Other Information.
None.
Item 6. Exhibits.
The exhibits listed in the accompanying Exhibit Index are filed as part of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Morgans Hotel Group Co.

August 10, 2009	/s/ Fred J. Kleisner

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