Form 10-Q
period 2009-09-30
Morgans Hotel Group Co.
filed 2009-11-06
CIK 1342126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of November 5, 2009 was 29,661,630

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Morgans Hotel Group Co.
Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	September 30,	December 31,
	2009	2008
		(As Adjusted)
ASSETS
Property and equipment, net	$529,961	$555,645
Goodwill	73,698	73,698
Investments in and advances to unconsolidated joint ventures	40,040	56,754
Cash and cash equivalents	34,114	49,150
Restricted cash	18,078	21,484
Accounts receivable, net	6,653	6,673
Related party receivables	13,127	7,900
Prepaid expenses and other assets	10,449	9,192
Deferred tax asset	92,948	61,005
Other, net	17,878	13,963

Total assets	$836,946	$855,464

LIABILITIES AND EQUITY
Long-term debt and capital lease obligations, net	$744,058	$717,179
Accounts payable and accrued liabilities	29,784	26,711
Distributions and losses in excess of investment in unconsolidated joint ventures	12,430	14,563
Other liabilities	26,667	35,655

Total liabilities	812,939	794,108

Commitments and contingencies

Common stock, $.01 par value; 200,000,000 shares authorized; 36,277,495 shares issued at September 30, 2009 and December 31, 2008, respectively	363	363
Additional paid-in capital	248,623	242,158
Treasury stock, at cost, 6,629,399 and 6,758,303 shares of common stock at September 30, 2009 and December 31, 2008, respectively	(100,191)	(102,394)
Comprehensive income	(9,537)	(13,949)
Accumulated deficit	(131,213)	(82,755)

Total Morgans Hotel Group Co. stockholders’ equity	8,045	43,423

Noncontrolling interest	15,962	17,933

Total equity	24,007	61,356

Total liabilities and equity	$836,946	$855,464

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share data)
(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended Sept. 30,	Ended Sept. 30,	Ended Sept. 30,	Ended Sept 30,
	2009	2008	2009	2008
		(As Adjusted)		(As Adjusted)
Revenues:
Rooms	$32,524	$45,500	$92,003	$138,521
Food and beverage	18,795	23,269	57,664	76,392
Other hotel	2,351	3,133	7,355	9,957

Total hotel revenues	53,670	71,902	157,022	224,870
Management fee-related parties and other income	3,998	5,799	11,311	14,887

Total revenues	57,668	77,701	168,333	239,757
Operating Costs and Expenses:
Rooms	10,770	12,097	31,313	37,162
Food and beverage	14,721	16,817	43,836	54,538
Other departmental	1,562	1,792	4,722	5,801
Hotel selling, general and administrative	12,863	15,003	36,968	45,375
Property taxes, insurance and other	4,683	5,447	13,193	13,229

Total hotel operating expenses	44,599	51,156	130,032	156,105
Corporate expenses, including stock compensation of $3.2 million, $4.8 million, $8.8 million, and $12.1 million, respectively	8,507	12,355	25,295	35,002
Depreciation and amortization	7,528	7,587	23,159	19,696
Restructuring, development and disposal costs	494	2,957	2,037	4,124

Total operating costs and expenses	61,128	74,055	180,523	214,927
Operating (loss) income	(3,460)	3,646	(12,190)	24,830
Interest expense, net	13,098	10,791	36,599	32,760
Equity in loss of unconsolidated joint ventures	2,262	7,617	4,700	16,526
Impairment loss on development project	11,914	—	11,914	—
Impairment loss on investment in joint venture	17,220	—	17,220	—
Other non-operating expenses	869	516	1,934	1,816

Loss before income taxes	(48,823)	(15,278)	(84,557)	(26,272)
Income tax benefit	(20,189)	(6,336)	(35,700)	(11,304)

Net loss	(28,634)	(8,942)	(48,857)	(14,968)

Net loss (income) attributable to noncontrolling interest	817	(388)	399	(2,731)

Net loss attributable to common stockholders	(27,817)	(9,330)	(48,458)	(17,699)

Other comprehensive loss:
Unrealized gain on valuation of swap/cap agreements, net of tax	3,887	696	12,303	3,635
Realized loss on settlement of swap/cap agreements, net of tax	(2,382)	(1,444)	(7,379)	(3,247)
Foreign currency translation (loss) gain	532	(388)	(512)	(353)

Comprehensive loss	$(25,780)	$(10,466)	$(44,046)	$(17,664)

Loss per share attributable to common stockholders:
Basic and diluted	$(0.94)	$(0.30)	$(1.62)	$(0.55)
Weighted average number of common shares outstanding:
Basic and diluted	29,737	31,231	29,941	31,953
See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months	Nine Months
	Ended Sept. 30,	Ended Sept. 30,
	2009	2008
		(As Adjusted)

Cash flows from operating activities:
Net loss	$(48,857)	$(14,968)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	22,633	19,159
Amortization of other costs	526	537
Amortization of deferred financing costs	2,614	2,106
Amortization of discount on convertible debt	1,707	1,707
Stock-based compensation	8,805	12,130
Accretion of interest on capital lease obligation	1,222	1,114
Equity in losses from unconsolidated joint ventures	4,700	16,526
Impairment loss and loss on disposal of assets	29,113	2,589
Deferred income tax benefit	(36,300)	(11,304)
Changes in assets and liabilities:
Accounts receivable, net	20	468
Related party receivables	(5,227)	(2,428)
Restricted cash	2,360	(4,616)
Prepaid expenses and other assets	(1,267)	849
Accounts payable and accrued liabilities	3,814	(3,536)
Other liabilities	(56)	(721)

Net cash (used in) provided by operating activities	(14,193)	19,612

Cash flows from investing activities:
Additions to property and equipment	(8,842)	(55,377)
(Deposits to) withdrawals from capital improvement escrows, net	1,046	2,449
Distributions and reimbursements from unconsolidated joint ventures	6	30,670
Investment in unconsolidated joint ventures, net	(8,232)	(23,656)

Net cash used in investing activities	(16,022)	(45,914)

Cash flows from financing activities:
Proceeds from long-term debt	139,789	—
Payments for deferred costs	(7,063)	—
Payments on long-term debt and capital lease obligations	(115,839)	(244)
Cash paid in connection with vesting of stock based awards	(136)	(84)
Distributions to holders of noncontrolling interests in consolidated subsidiaries	(1,572)	(2,692)
Financing costs	—	(53)
Repurchase of Company’s common stock	—	(33,654)

Net cash provided by (used in) financing activities	15,179	(36,727)

Net decrease in cash and cash equivalents	(15,036)	(63,029)
Cash and cash equivalents, beginning of period	49,150	122,712

Cash and cash equivalents, end of period	$34,114	$59,683

Supplemental disclosure of cash flow information:
Cash paid for interest	$30,859	$26,137

Cash paid for taxes	$411	$1,198

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
In connection with the IPO, the Former Parent contributed the subsidiaries and ownership interests in nine operating hotels in the United States and the United Kingdom to Morgans Group LLC in exchange for membership units. Simultaneously, Morgans Group LLC issued additional membership units to the Company in exchange for cash from the IPO. The Former Parent also contributed all the membership interests in its hotel management business to Morgans Group LLC in return for 1,000,000 membership units in Morgans Group LLC exchangeable for shares of the Company’s common stock. The Company is the managing member of Morgans Group LLC, and has full management control. On April 24, 2008, 45,935 outstanding membership units in Morgans Group LLC were converted into 45,935 shares of the Company’s common stock. As of September 30, 2009, 954,065 membership units in Morgans Group LLC remain outstanding.
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
Operating Hotels
The Company’s operating hotels as of September 30, 2009 are as follows:

		Number of
Hotel Name	Location	Rooms	Ownership
Delano South Beach	Miami Beach, FL	194	(1)
Hudson	New York, NY	831	(5)
Mondrian Los Angeles	Los Angeles, CA	237	(1)
Morgans	New York, NY	114	(1)
Royalton	New York, NY	168	(1)
Sanderson	London, England	150	(2)
St Martins Lane	London, England	204	(2)
Shore Club	Miami Beach, FL	309	(3)
Clift	San Francisco, CA	372	(4)
Mondrian Scottsdale	Scottsdale, AZ	189	(1)
Hard Rock Hotel & Casino	Las Vegas, NV	1,136	(6)
Mondrian South Beach	Miami Beach, FL	328	(2)

(1)	Wholly-owned hotel.

(2)	Owned through a 50/50 unconsolidated joint venture.

(3)	Operated under a management contract, with an unconsolidated minority ownership interest of approximately 7%.

(4)	The hotel is operated under a long-term lease, which is accounted for as a financing.

(5)	The Company owns 100% of Hudson, which is part of a property that is structured as a condominium, in which Hudson constitutes 96% of the square footage of the entire building.

(6)	Operated under a management contract and owned through an unconsolidated joint venture, of which the Company owned approximately 11.3% at September 30, 2009 based on cash contributions. See Note 4.
Restaurant Joint Ventures
The food and beverage operations of certain of the hotels are operated under 50/50 joint ventures with a third party restaurant operator.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company consolidates all wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in combination. We have evaluated all subsequent events through November 5, 2009, the date the financial statements were issued.
Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as amended (“FIN46R”), which has been subsequently codified in Accounting Standards Codification (“ASC”) 810-10, Consolidation (“ASC 810-10”) requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Pursuant to ASC 810-10, the Company consolidates five ventures that provide food and beverage services at the Company’s hotels as the Company absorbs a majority of the ventures’ expected losses and residual returns. These services include operating restaurants including room service at five hotels, banquet and catering services at four hotels and a bar at one hotel. No assets of the Company are collateral for the venturers’ obligations and creditors of the venturers’ have no recourse to the Company.
Management has evaluated the applicability of ASC 810-10 to its investments in certain joint ventures and determined that these joint ventures do not meet the requirements of a variable interest entity or the Company is not the primary beneficiary and, therefore, consolidation of these ventures is not required. Accordingly, these investments are accounted for using the equity method.
Derivative Instruments and Hedging Activities
As required by FASB Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No.133”) and SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”), which has been subsequently codified in ASC 815-10, Derivatives and Hedging (“ASC 815-10”) the Company records all derivatives on the balance sheet at fair value and provides qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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
The Company has interest rate caps that are not designated as hedges. These derivatives are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks, but the Company has elected not to designate these instruments in hedging relationships based on the provisions in ASC 815-10. The changes in fair value of derivatives not designated in hedging relationships have been recognized in earnings.
A summary of the Company’s derivative and hedging instruments that have been recognized in earnings as of September 30, 2009 and December 31, 2008 is as follows (in thousands):

				Estimated	Estimated
				Fair Market	Fair Market
				Value at	Value at
	Type of	Maturity	Strike	September 30,	December 31,
Notional Amount	Instrument	Date	Rate	2009	2008
$285,000	Sold interest cap	July 9, 2010	4.25%	(2)	(15)
285,000	Interest cap	July 9, 2010	4.25%	2	17
85,000	Interest cap	July 15, 2010	7.00%	—	—

85,000	Sold interest cap	July 15, 2010	7.00%	—	—

Fair value of derivative instruments not designated as hedges				$—	$2

As of September 30, 2009 and December 31, 2008, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands):

				Estimated	Estimated
				Fair Market	Fair Market
				Value at	Value at
	Type of	Maturity	Strike	September 30,	December 31,
Notional Amount	Instrument	Date	Rate	2009	2008
$285,000	Interest swap	July 9, 2010	5.04%	$(10,008)	$(16,953)
85,000	Interest swap	July 15, 2010	4.91%	(2,966)	(4,941)

Fair value of derivative instruments designated as effective hedges				$(12,974)	$(21,894)

Total fair value of derivative instruments				$(12,974)	$(21,892)

Total fair value included in other assets				$3	$17

Total fair value included in other liabilities				$(12,977)	$(21,909)

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. It is estimated that approximately $13.3 million included in accumulated other comprehensive income related to derivatives will be reclassified to interest expense over the next 12 months.
Credit-risk-related Contingent Features
The Company has entered into agreements with each of its derivative counterparties in connection with the interest rate swaps and hedging instruments related to the Convertible Notes, discussed in Note 6, providing that in the event the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
Fair Value Measurements
SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which has been subsequently codified in ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820-10 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.
ASC 820-10 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820-10 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).
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

Currently, the Company uses interest rate caps and interest rate swaps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. To comply with the provisions of ASC 820-10, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.
During the three months ended September 30, 2009, the Company recognized nonrecurring non-cash impairment charges of $29.1 million related to adjustments to property under development and investments in unconsolidated joint ventures, which reflects an other-than-temporary decline in the fair value of its investments resulting from further declines in the real estate markets in 2009. The Company’s estimated fair values relating to these impairment assessments were based upon Level 3 measurements, including a discounted cash flow analysis to estimate the fair value of the assets taking into account the assets expected cash flow, holding period and estimated proceeds from the disposition of assets, as well as specific market and economic conditions.
Impairment of Long-Lived Assets
In accordance with SFAS Statement No. 144, Accounting for the Impairment of Disposal of Long Lived Assets), which has been subsequently codified in ASC 360-10, Property, Plant and Equipment, long-lived assets currently in use are reviewed periodically for possible impairment and will be written down to fair value if considered impaired. Long-lived assets to be disposed of are written down to the lower of cost or fair value less the estimated cost to sell. The Company reviews its portfolio of long-lived assets for impairment at least annually. When events or changes of circumstances indicate that an asset’s carrying value may not be recoverable, the Company tests for impairment by reference to the asset’s estimated future cash flows. As of September 30, 2009, management concluded that the property across the street from Delano South Beach, which the Company planned to develop into a hotel, was impaired. Accordingly, the Company recorded an impairment charge of approximately $11.9 million to reduce the property to its estimated fair value in September 2009. As of September 30, 2009, management concluded that no further reserves for impairment were required on all other long-lived assets.
Investments in and Advances to Unconsolidated Joint Ventures
The Company periodically reviews its investments in unconsolidated joint ventures for other temporary declines in market value. In this analysis of fair value, the Company uses discounted cash flow analysis to estimate the fair value of its investment taking into account expected cash flow from operations, holding period and net proceeds from the dispositions of the property. Any decline that is not expected to be recovered is considered other-than-temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. As of September 30, 2009, management concluded that the Company’s investment in the Echelon Las Vegas joint venture was impaired. These investment costs related primarily to the plans and drawings for the development project. Given the current economic environment, the Company recorded an impairment charge of approximately $17.2 million representing the carrying value of this investment as it does not expect to develop these projects in the next three to five years. As of September 30, 2009, management concluded that no further reserves for impairment were required on all other investments in unconsolidated joint ventures.

Stock-based Compensation
The Company accounts for stock based employee compensation using the fair value method of accounting described in SFAS No. 123R, Accounting for Stock-Based Compensation (as amended by SFAS No. 148 and SFAS No. 123(R), which has subsequently been codified in ASC 718-10, Compensation, Stock Based Compensation. For share grants, total compensation expense is based on the price of the Company’s stock at the grant date. For option grants, the total compensation expense is based on the estimated fair value using the Black-Scholes option-pricing model. Compensation expense is recorded ratably over the vesting period, if any. Stock compensation expense recognized for the three months ended September 30, 2009 and 2008 was $3.2 million and $4.8 million, respectively. Stock compensation expense recognized for the nine months ended September 30, 2009 and 2008 was $8.8 million and $12.1 million, respectively.
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
Noncontrolling Interest
The Company follows SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulleting (ARB) No. 51, which has been subsequently codified in ASC 810-10, when accounting and reporting for noncontrolling interests in a consolidated subsidiary and the deconsolidation of a subsidiary. Under ASC 810-10, the Company now reports noncontrolling interests in subsidiaries as a separate component of equity in the consolidated financial statements and reflects net income attributable to the noncontrolling interests and net income attributable to the common stockholders on the face of the consolidated statement of operations.
The percentage of membership units in Morgans Group LLC, our operating company, owned by the Former Parent is presented as noncontrolling interest in Morgans Group LLC in the consolidated balance sheet and was approximately $14.9 million and $16.6 million as of September 30, 2009 and December 31, 2008, respectively. The noncontrolling interest in Morgans Group LLC is: (i) increased or decreased by the limited members’ pro rata share of Morgans Group LLC’s net income or net loss, respectively; (ii) decreased by distributions; (iii) decreased by redemptions of membership units for the Company’s common stock; and (iv) adjusted to equal the net equity of Morgans Group LLC multiplied by the limited members’ ownership percentage immediately after each issuance of units of Morgans Group LLC and/or shares of the Company’s common stock and after each purchase of treasury stock through an adjustment to additional paid-in capital. Net income or net loss allocated to the noncontrolling interest in Morgans Group LLC is based on the weighted-average percentage ownership throughout the period.
Additionally, $1.0 million and $1.4 million was recorded as noncontrolling interest as of September 30, 2009 and December 31, 2008, respectively, which represents our third-party food and beverage joint venture partner’s interest in the restaurant ventures at certain of our hotels.
New Accounting Pronouncements
On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which has been subsequently codified in ASC 825-10, Financial Instruments (“ASC 825-10”). ASC 825-10 permits companies to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under GAAP. ASC 825-10 must be applied prospectively, and the effect of the first re-measurement to fair value, if any, should be reported as a cumulative effect adjustment to the opening balance of retained earnings. The adoption of ASC 825-10 had no material impact on the Company’s consolidated financial statements as the Company did not elect the fair value measurement option for any of its financial assets or liabilities.
In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141 and has subsequently been codified in ASC 805-10, Business Combinations (“ASC 805-10”). ASC 805-10, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired (including intangibles), the liabilities assumed and any noncontrolling interest in the acquired entity. Additionally, ASC 805-10 requires that all transaction costs of a business acquisition will be expensed as incurred. The adoption of ASC 805-10 in the first quarter of 2009 will only have an impact on the accounting on future business combinations.

In February 2008, the FASB issued Staff Position No. FAS 157-2, which has subsequently been codified in ASC 820-10. ASC 820-10 provided for a one-year deferral of the effective date of ASC 820-10 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of these provisions of ASC 820-10 on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, which has subsequently been codified in ASC 815-10, and which requires enhanced disclosures related to derivative and hedging activities and thereby seeks to improve the transparency of financial reporting. Under this statement, entities are required to provide enhanced disclosure related to: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedge items are accounted for under SFAS No.133, and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company adopted SFAS No. 161 as of January 1, 2009 and the applicable disclosures are detailed above in Derivative Instruments and Hedging Activities.
In May 2008, the FASB issued FASB Staff Position No. APB 14-1 (“FSP APB 14-1”), which has subsequently been codified in ASC 470-20, Debt, Debt with Conversion and Other Options (“ASC 470-20”), and which clarifies the accounting for convertible notes payable. ASC 470-20 requires the proceeds from the sale of convertible notes to be allocated between a liability component and an equity component. The resulting debt discount must be amortized over the period the debt is expected to remain outstanding as additional interest expense. ASC 470-20 requires retroactive application to all periods presented and is effective for fiscal years beginning after December 15, 2008 and became effective for the Company as of January 1, 2009. The Company has adopted ASC 470-20 as of January 1, 2009. See Note 6 (g).
In June 2008, the FASB ratified EITF Issue 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, which has subsequently been codified in ASC 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). Former guidance from paragraph 11(a) of SFAS No. 133 specified that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of operations would not be considered a derivative financial instrument. ASC 815-40 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. ASC 815-40 is effective on January 1, 2009. The adoption of ASC 815-40 did not have a material impact on the Company’s consolidated financial statements.
In October 2008, the FASB issued FASB Staff Position No. FAS 157-3 which clarifies the application of SFAS No. 157, which has subsequently been codified in ASC 820-10. ASC 820-10 provides guidance in determining the fair value of a financial asset when the market for that financial asset is not active.
On April 1, 2009, the FASB issued three FASB Staff Positions intended to provide additional application guidance and enhance disclosures regarding the fair value of measurements and impairments of securities. FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157. FASB Staff Position No. FAS 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FASB Staff Position No. FAS 115-2 and No. FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. All three FASB Staff Positions have subsequently been codified in ASC 820-10, ASC 825-10, and ASC 320-10, Investments, Investments — Debt and Equity Securities, respectively. These codifications are effective for reporting periods ending after June 15, 2009 and the adoption of these codifications did not have a material impact on the Company’s consolidated financial statements.

On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events, which has subsequently been codified in ASC 855-10, Subsequent Events (“ASC 855-10”). The Company adopted ASC 855-10 in the second quarter of 2009. ASC 855-10 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. See above, “Basis of Presentation” for the related disclosures. The adoption of ASC 855-10 did not have a material impact on our consolidated financial statements.
On June 12, 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which has subsequently been codified in ASC 810-10. ASC 810-10 amends prior guidance established in FIN 46R and changes the consolidation guidance applicable to a variable interest entity (a “VIE”). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is therefore required to consolidate an entity by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance, and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, FIN 46R required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. Qualified special purpose entities, which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective. ASC 810-10 also requires enhanced disclosures about an enterprise’s involvement with a VIE. ASC 810-10 will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. The Company is currently evaluating the impact that these standards will have on its consolidated financial statements.
Fair Value of Financial Instruments
As mentioned above, the Company adopted SFAS No. 107-1 and APB No. 28-1 during the second quarter of 2009, which have subsequently been codified in ASC 825-10 and ASC 270-10, Presentation, Interim Reporting, respectively. This guidance requires quarterly fair value disclosures for financial instruments rather than annual disclosure. Disclosures about fair value of financial instruments are based on pertinent information available to management as of the valuation date. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold, or settled. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
The Company’s financial instruments include cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, and long-term debt. Substantially all of the Company’s long-term debt accrues interest at a floating rate, which re-prices frequently. Management believes the carrying amount of the aforementioned financial instruments is a reasonable estimate of fair value as of September 30, 2009 and December 31, 2008 due to the short-term maturity of these items or variable interest rate. The fair value of the Company’s fixed rate debt amounted to approximately $226.8 million and $242.0 million as of September 30, 2009 and December 31, 2008, respectively, using market interest rates ranging from 1.4% to 5.8%.
Reclassifications and Adoption of New Accounting Pronouncements
Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.
The Company followed the guidance for a change in accounting principle under SFAS No. 154, Accounting Changes and Error Corrections (which has subsequently been codified in ASC 250-10, Accounting Changes and Error Corrections), to reflect the impact of the adoption of FSP APB 14-1, discussed above, which was effective January 1, 2009. As a result of these adoptions, the Company adjusted comparative consolidated financial statements of prior periods in this Quarterly Report on Form 10-Q.

The following consolidated balance sheet for the year ended December 31, 2008 and consolidated statement of operations and consolidated statement of cash flows for the three and nine months ended September 30, 2008 were affected by the changes in accounting principles (in thousands, except per share data):

	December 31, 2008
	As Originally		Effect of
Consolidated Balance Sheet	Reported	As Adjusted	Change
Deferred tax asset	$66,279	$61,005	$(5,274)
Other, net	14,490	13,963	(527)
Long term debt and capital lease obligations	730,365	717,179	(13,186)
Additional paid-in capital	232,022	242,158	10,136
Accumulated deficit	(80,088)	(82,755)	(2,667)
Noncontrolling interest	18,017	17,933	(84)

	Three Months Ended Sept. 30, 2008			Nine Months Ended Sept. 30, 2008
Consolidated Statement of	As Originally	As	Effect of	As Originally	As	Effect of
Operations	Reported	Adjusted	Change	Reported	Adjusted	Change

Interest expense, net	$10,222	$10,791	$(569)	$31,053	$32,760	$(1,707)
Income tax benefit	(6,109)	(6,336)	228	(10,621)	(11,304)	683
Net loss	(8,600)	(8,962)	(342)	(13,944)	(14,968)	(1,024)
Net income attributable to noncontrolling interest	(399)	(388)	(10)	(2,762)	(2,731)	(31)
Net loss attributable to common stockholders	(8,999)	(9,330)	(331)	(16,706)	(17,699)	(993)
Loss per share attributable to common stockholders:
Basic and diluted	(0.29)	(0.30)	(0.01)	(0.52)	(0.55)	(0.03)

	Nine Months Ended September 30, 2008
	As Originally		Effect of
Consolidated Statement of Cash Flows	Reported	As Adjusted	Change
Net loss	$(13,944)	$(14,968)	$(1,024)
Amortization of discount on convertible debt	—	1,707	1,707
Deferred tax benefit	(10,621)	(11,304)	(683)
3. Income (Loss) Per Share
Basic earnings per share is calculated based on the weighted average number of common stock outstanding during the period. Diluted earnings per share include the effect of potential shares outstanding, including dilutive securities. Potential dilutive securities may include shares and options granted under the Company’s stock incentive plan and membership units in Morgans Group LLC, which may be exchanged for shares of the Company’s common stock under certain circumstances. The 954,065 outstanding Morgans Group LLC membership units (which may be converted to common stock) at September 30, 2009 have been excluded from the diluted net income (loss) per common share calculation, as there would be no effect on reported diluted net income (loss) per common share. All unvested restricted stock units, LTIP Units (as defined in Note 7), stock options and contingent Convertible Notes (as defined in Note 6) have been excluded from loss per share for the three months ended September 30, 2009 and 2008 and the nine months ended September 30, 2009 and 2008 as they are anti-dilutive.

The table below details the components of the basic and diluted loss per share calculations (in thousands, except for per share data):

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
		Weighted			Weighted
		Average	EPS		Average	EPS
	Loss	Shares	Amount	Loss	Shares	Amount
Basic and diluted loss per share	$(27,817)	29,737	$(0.94)	$(9,330)	31,231	$(0.30)

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
		Weighted			Weighted
		Average	EPS		Average	EPS
	Loss	Shares	Amount	Loss	Shares	Amount
Basic and diluted loss per share	$(48,458)	29,941	$(1.62)	$(17,699)	31,953	$(0.55)
4. Investments in and Advances to Unconsolidated Joint Ventures
The Company’s investments in and advances to unconsolidated joint ventures and its equity in income (loss) of unconsolidated joint ventures are summarized as follows (in thousands):
Investments

	As of	As of
	September 30,	December 31,
Entity	2009	2008
Mondrian South Beach	20,319	24,785
Shore Club	57	57
Echelon Las Vegas	—	17,198
Mondrian SoHo	8,335	7,564
Ames	11,228	7,049
Other	101	101

Total investments in and advances to unconsolidated joint ventures	$40,040	$56,754

	As of	As of
	September 30,	December 31,
Entity	2009	2008
Morgans Hotel Group Europe Limited	$(2,778)	$(2,689)
Restaurant Venture — SC London	(1,458)	(811)
Hard Rock Hotel & Casino	(8,194)	(11,063)

Total losses from and distributions in excess of investment in unconsolidated joint ventures	$(12,430)	$(14,563)

Equity in income (loss) from unconsolidated joint ventures

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Entity	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Mondrian South Beach	$(2,580)	$(369)	$(4,667)	$(1,083)
Shore Club	—	—	—	—
Echelon Las Vegas	(80)	(124)	(191)	(735)
Morgans Hotel Group Europe Ltd.	625	(2,527)	798	897
Restaurant Venture — SC London	(230)	(131)	(647)	184
Hard Rock Hotel & Casino	—	(4,468)	—	(15,796)
Other	3	2	7	7

Total	$(2,262)	$(7,617)	$(4,700)	$(16,526)

Morgans Hotel Group Europe Limited
As of September 30, 2009, the Company owned interests in two hotels in London, England, St Martins Lane, a 204-room hotel, and Sanderson, a 150-room hotel, through a 50/50 joint venture known as Morgans Hotel Group Europe Limited (“Morgans Europe”) with Walton MG London Investors V, L.L.C.
Under a management agreement with Morgans Europe, the Company earns management fees and a reimbursement for allocable chain service and technical service expenses. The Company is also entitled to an incentive management fee and a capital incentive fee. The Company did not earn any incentive fees during the nine months ended September 30, 2009 or 2008.
Morgans Europe has outstanding mortgage debt of £101.0 million, or approximately $160.5 million at the exchange rate of 1.59 US dollars to GBP at September 30, 2009, which matures on November 24, 2010. The joint venture is currently considering various options with respect to the refinancing of this mortgage obligation.
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
On November 25, 2008, together with its joint venture partner, the Company amended and restated the mortgage loan and mezzanine loan agreements related to the Mondrian South Beach to provide for, among other things, four one-year extension options of the third-party financing, totaling $95.6 million as of September 30, 2009. Under the amended agreements, the initial maturity date of August 1, 2009 can be extended to July 29, 2013, subject to certain conditions including an amortization payment of approximately $17.5 million on August 1, 2009 for the first such annual extension, repayment of the remainder of the A-Note, as defined in the agreements, by August 1, 2010 for the exercise of the second annual extension, achievement of defined debt service coverage ratios for the exercise of the third and fourth annual extensions, and achievement of a loan to value test for the fourth annual extension. The loans matured on August 1, 2009 and were not repaid or extended. The Company is currently operating Mondrian South Beach. The joint venture is in discussions with the lenders to extend the maturity.
A standard non-recourse carve-out guaranty by Morgans Group LLC is in place for the Mondrian South Beach loans. In addition, although construction is complete and Mondrian South Beach opened on December 1, 2008, the Company and affiliates of its partner may have continuing obligations under a construction completion guaranty. The Company and affiliates of its partner also have an agreement to purchase approximately $14 million each of condominium units under certain conditions, including an event of default. As noted above, the joint venture is in discussions with the lenders to extend the maturity of the loans.
The joint venture is in the process of selling units as condominiums, subject to market conditions, and unit buyers will have the opportunity to place their units into the hotel’s rental program. In addition to hotel management fees, the Company could also realize fees from the sale of condominium units.

Hard Rock Hotel & Casino
Formation and Financing
On February 2, 2007, the Company and Morgans Group LLC (together, the “Morgans Parties”), an affiliate of DLJ Merchant Banking Partners (“DLJMB”), and certain other DLJMB affiliates (such affiliates, together with DLJMB, collectively the “DLJMB Parties”) completed the acquisition of the Hard Rock Hotel & Casino in Las Vegas (“Hard Rock”). The acquisition was completed through a joint venture entity, Hard Rock Hotel Holdings, LLC, funded one-third, or approximately $57.5 million, by the Morgans Parties, and two-thirds, or approximately $115.0 million, by the DLJMB Parties. In connection with the joint venture’s acquisition of the Hard Rock, certain subsidiaries of the joint venture entered into a debt financing in the form of a real estate loan in the commercial mortgage-backed securities market (the “CMBS Facility”) that matures on February 9, 2010, with two one-year extension options, subject to certain conditions. The CMBS Facility provides for a $760.0 million acquisition loan that was used to fund the acquisition and a construction loan of up to $620.0 million for the expansion project at the Hard Rock. As of September 30, 2009, the joint venture had drawn $492.0 million from the construction loan. The Company has entered into standard joint and several guarantees in connection with the CMBS Facility, including construction completion guarantees related to the Hard Rock expansion, which is scheduled to be completed by the end of 2009. In its joint venture agreement with DLJMB, the Company has agreed to be responsible for the first $50.0 million of exposure on the completion guarantees, subject to certain conditions. In August 2009, the joint venture entered into a non-binding term sheet with the lenders under the CMBS Facility to amend the terms of the loan agreements governing the CMBS Facility. There can be no assurance that the joint venture will complete the amendment process with the lenders under the CMBS Facility on a timely basis or at all.
Land Loans
On August 1, 2008, a subsidiary of the Hard Rock joint venture completed an intercompany land purchase with respect to an 11-acre parcel of land located adjacent to the Hard Rock. To finance a portion of the purchase, a subsidiary of the Hard Rock joint venture entered into a $50.0 million loan agreement with Column Financial, Inc. NorthStar Realty Finance Corp. is a participant lender in the loan. The loan had an initial maturity date of August 9, 2009. In connection with the land loan, Morgans Group LLC, together with DLJMB, as guarantors, entered into a non-recourse carve-out guaranty agreement, which is triggered in the event of certain “bad boy” acts, in favor of Column Financial, Inc. Under the joint venture agreement, DLJMB has agreed to be responsible for 100% of any liability under the guaranty, subject to certain conditions.
As part of the intercompany land purchase, the DLJMB Parties contributed an aggregate of approximately $74.0 million to the joint venture to fund the remaining portion of the $110.0 million of proceeds necessary to complete the intercompany land purchase and to pay for related costs and expenses. The proceeds from the financing, together with the equity contribution from the DLJMB Parties, were used to fully satisfy an amortization payment of $110.0 million that was required under the joint venture’s CMBS Facility.
At maturity of the land loan on August 9, 2009, the joint venture’s subsidiary borrower did not repay the loan. On October 23, 2009, the joint venture received a notice of default from the lenders under the land acquisition financing with respect to the subsidiary borrower’s failure to repay the loan in full on the then effective maturity date. However, the lenders under the land acquisition financing have not, to the Company’s knowledge, accelerated the debt or exercised any other remedies. Further, the joint venture has entered into a term sheet with the lenders under the land acquisition financing to amend the loan agreement governing the land acquisition financing to, among other things, extend the maturity date to August 9, 2011 and thereby cure the event of default. There can be no assurance that the joint venture will be able to complete the amendment process with the lenders under the land acquisition financing on a timely basis or at all.
Capital Structure
As a result of additional disproportionate cash contributions made by the DLJMB Parties since the formation of the Hard Rock joint venture, the Company held approximately an 11.3% ownership interest in the joint venture as of September 30, 2009 based on cash contributions, and applying a weighting of 1.75x to such contributions, based on the last agreed weighting for capital contributions beyond the amount initially committed by the DLJMB Parties. Some of these additional contributions by the DLJMB Parties may ultimately receive a greater weighting based on an appraisal process included in the joint venture agreement or as otherwise agreed by the parties, which would further dilute the Company’s ownership interest. As of September 30, 2009, the Company has approximately $8.2 million of letters of credit outstanding toward the expansion, which are expected to be funded in the fourth quarter of 2009. Although the Company has the right to participate in any future capital contributions that may be called by the joint venture’s board of directors, the Company has no obligation to fund such contributions. To the extent the Company decides not to participate in any such contribution, its interest in the joint venture will be diluted.

Management Agreement
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
Given the current economic environment, in September 2009, the Company recorded a non-cash impairment charge of $17.2 million related to its investment in the Echelon Las Vegas joint venture. The costs related primarily to the plans and drawings for the development project. While the Company has not made any formal decisions regarding the future of the Echelon Las Vegas project, the Company does not expect to develop this project in the next three to five years.
Mondrian SoHo
In June 2007, the Company entered into an agreement for an approximately 20% equity interest in a joint venture with Cape Advisors Inc. to acquire and develop a Mondrian hotel in the SoHo neighborhood of New York City. The Mondrian SoHo is currently expected to have approximately 270 rooms, a restaurant, bar, meeting rooms, exercise facility and a penthouse suite. The Company has contributed approximately $4.8 million in equity and $3.5 million in mezzanine loans to the joint venture through September 30, 2009. The Company has signed a 10-year management contract with two 10-year extension options to operate the hotel upon its completion, which is currently expected to occur in the middle of 2010.
Ames
On June 17, 2008, the Company, Normandy Real Estate Partners, and Ames Hotel Partners entered into a joint venture agreement as part of the development of the Ames hotel in Boston, located near Government Center, Boston Common and Faneuil Hall. The Company has signed a long-term management contract to operate the hotel upon its completion. Ames is expected to open in November 2009 and to have approximately 115 guest rooms, a restaurant, bar and exercise facility.

The Company has contributed approximately $11.2 million in equity through September 30, 2009 for an approximately 35% interest in the joint venture. The project is expected to qualify for federal and state historic rehabilitation tax credits. The joint venture has obtained a development loan for $46.5 million, which amount was outstanding as of September 30, 2009.
Shore Club
The Company operates Shore Club under a management contract and owned a minority ownership interest of approximately 7% at September 30, 2009. On September 15, 2009, the joint venture that owns Shore Club received a notice of default on behalf of the special servicer for the lender on the joint venture’s mortgage loan for failure to make its September monthly payment and for failure to maintain its debt service coverage ratio, as required by the loan documents. On October 7, 2009, the joint venture received a second letter on behalf of the special servicer for the lender accelerating the payment of all outstanding principal, accrued interest, and all other amounts due on the mortgage loan. The lender also demanded that the joint venture transfer all rents and revenues directly to the lender to satisfy the joint venture’s debt. The Company understands that the joint venture and the lender are currently in discussions to address the default.
5. Other Liabilities
Other liabilities consist of the following (in thousands):

	As of	As of
	September 30,	December 31,
	2009	2008
Interest swap liability (Note 2)	$12,977	$21,909
Designer fee payable	13,696	13,175
Other	(6)	571

	$26,667	$35,655

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
6. Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consists of the following (in thousands):

	As of	As of	Interest rate at
	September 30,	December 31,	September 30,
Description	2009	2008	2009
Notes secured by Hudson and Mondrian(a)	$370,000	$370,000	LIBOR + 1.25%
Clift debt(b)	82,799	81,578	9.6%
Promissory note(c)	10,500	10,000	11.0%
Note secured by Mondrian Scottsdale (d)	40,000	40,000	LIBOR + 2.30%
Liability to subsidiary trust(e)	50,100	50,100	8.68%
Revolving credit facility(f)	23,508	—	(f)
Convertible Notes — Face Value $172.5 million(g)	161,022	159,314	2.375%
Capital lease obligations	6,129	6,187	various

Total long-term debt and capital lease obligations	$744,058	$717,179

(a) Mortgage Agreement — Notes secured by Hudson and Mondrian Los Angeles
On October 6, 2006, subsidiaries of the Company entered into non-recourse mortgage financings with Wachovia Bank, National Association, as lender, consisting of two separate mortgage loans and a mezzanine loan (collectively, the “Mortgages”). As of September 30, 2009, the Mortgages were comprised of a $217.0 million first mortgage note secured by Hudson, a $32.5 million mezzanine loan secured by a pledge of the equity interests in the Company’s subsidiary owning Hudson, and a $120.5 million first mortgage note secured by Mondrian Los Angeles. As discussed below, the $32.5 million mezzanine loan secured by the equity interests in the Company’s subsidiary owning Hudson was reduced to $26.5 million in October 2009.
The Mortgages bear interest at a blended rate of 30-day LIBOR plus 125 basis points. The Company maintains swaps that effectively fix the LIBOR rate on the debt under the Mortgages at approximately 5.0% through the initial maturity date.
The Mortgages mature on July 12, 2010. The Company has the option of extending the maturity date of the Mortgages to October 15, 2011 provided that certain extension requirements are achieved, including maintaining a debt service coverage ratio, as defined, at the subsidiary owning the relevant hotel for the two fiscal quarters preceding the maturity date of 1.55 to 1.00 or greater. A portion of the Mortgages may need to be repaid in order to meet this covenant, or the Company may consider refinancing these Mortgages.
On October 14, 2009, the Company entered into an agreement with one of its lenders which holds, among other loans, the mezzanine loan on Hudson. Under the agreement, the Company paid an aggregate of $11.2 million to (i) reduce the principal balance of the mezzanine loan from $32.5 million to $26.5 million, (ii) acquire interests in $4.5 million of certain of the Company’s other debt obligations, (iii) pay fees, and (iv) obtain a forbearance from the mezzanine lender until October 12, 2013 from exercising any remedies resulting from a maturity default, subject only to maintaining certain interest rate caps and making an additional aggregate payment of $1.3 million to purchase additional interests in certain of the Company’s other debt obligations prior to October 11, 2011. The Company believes these transactions will have the practical effect of extending the Hudson mezzanine loan by three years and three months beyond its scheduled maturity of July 12, 2010. The mezzanine lender also has agreed to cooperate with the Company in its efforts to seek an extension of the $217 million Hudson mortgage loan, which is also set to mature on July 12, 2010, and to consent to certain refinancings and other modifications of the Hudson mortgage loan.
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
(c) Promissory Note
The purchase of the property across from the Delano South Beach was partially financed with the issuance of a $10.0 million interest only non-recourse promissory note to the seller. The note matures on January 24, 2010 and currently bears interest at 11.0%, which was required to be prepaid in full at the time the note was extended in November 2008. The obligations under the note are secured by the property. Additionally, in January 2009, an affiliate of the seller financed an additional $0.5 million to pay for costs associated with obtaining necessary permits. This $0.5 million promissory note matures on January 24, 2010 and bears interest at 11%. The obligations under this note are secured with a pledge of the equity interests in the Company’s subsidiary that owns the property.
(d) Mondrian Scottsdale Debt
In May 2006, the Company obtained non-recourse mortgage and mezzanine financing on Mondrian Scottsdale. The $40.0 million mortgage and mezzanine loans accrue interest at LIBOR plus 2.3%. The loans matured on June 1, 2009 and were not repaid. The Company is currently operating Mondrian Scottsdale and is discussing various options with the lenders. The Company does not intend to commit significant monies toward the repayment or restructuring of the loans or the funding of operating deficits.
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
Prior to the amendment described below, the Trust Notes agreement required that the Company not fall below a fixed charge coverage ratio, defined generally as Consolidated EBITDA, excluding Clift’s EBITDA, over consolidated interest expense, excluding Clift’s interest expense, of 1.4 to 1.0 for four consecutive quarters. On November 2, 2009, the Company amended the Trust Notes agreement to permanently eliminate this financial covenant. The Company paid a one-time fee of $2.0 million in exchange for the permanent removal of the covenant.

The Company has identified that the Trust is a variable interest entity under ASC 810-10 (former guidance: FIN 46R). Based on management’s analysis, the Company is not the primary beneficiary since it does not absorb a majority of the expected losses, nor is it entitled to a majority of the expected residual returns. Accordingly, the Trust is not consolidated into the Company’s financial statements. The Company accounts for the investment in the common stock of the Trust under the equity method of accounting.
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
Among other things, the Amended Revolving Credit Facility:
•	deleted the financial covenant requiring the Company to maintain certain leverage ratios;
•
revised the fixed charge coverage ratio (defined generally as the ratio of consolidated EBITDA excluding Mondrian Scottsdale’s EBITDA for the periods ending June 30, 2009 and September 30, 2009 and Clift’s EBITDA for all periods to consolidated interest expense excluding Mondrian Scottsdale’s interest expense for the periods ending June 30, 2009 and September 30, 2009 and Clift’s interest expense for all periods) that the Company is required to maintain for each four-quarter period to no less than 0.90 to 1.00 from the previous fixed charge coverage ratio of no less than 1.75 to 1.00. As of September 30, 2009, the Company’s fixed charge coverage ratio under the Amended Revolving Credit Facility was 1.63x;

•	limits defaults relating to bankruptcy and judgments to certain events involving the Company, Morgans Group LLC and subsidiaries that are parties to the Amended Revolving Credit Facility;
•
prohibits capital expenditures with respect to any hotels owned by the Company, the borrowers, as defined, or subsidiaries, other than maintenance capital expenditures for any hotel not exceeding 4% of the annual gross revenues of such hotel and certain other exceptions;

•
revised certain provisions related to permitted indebtedness, including, among other things, deleting certain provisions permitting unsecured indebtedness and indebtedness for the acquisition or expansion of hotels;

•	prohibits repurchases of the Company’s common equity interests by the Company or Morgans Group LLC;
•	imposes certain limits on any secured swap agreements entered into after the effective date of the Amended Revolving Credit Facility; and
•
provided for a waiver of any default or event of default, to the extent that a default or event of default existed for failure to comply with any financial covenant under the existing Revolving Credit Facility as of June 30, 2009 and/or for the four fiscal quarters ended June 30, 2009.

In addition to the provisions above, the Amended Revolving Credit Facility reduced the maximum aggregate amount of the commitments from $220.0 million to $125.0 million, which amount is available under two tranches: (i) a revolving credit facility in an amount equal to $90.0 million (the “New York Tranche”), which is secured by a mortgage on Morgans Hotel and Royalton Hotel (the “New York Properties”) and a mortgage on the Delano Hotel (the “Florida Property”); and (ii) a revolving credit facility in an amount equal to $35.0 million (the “Florida Tranche”), which is secured by the mortgage on the Florida Property (but not the New York Properties). The Amended Revolving Credit Facility also provides for a letter of credit facility in the amount of $25.0 million, which is secured by the mortgages on the New York Properties and the Florida Property. At any given time, the amount available for borrowings under the Amended Revolving Credit Facility is contingent upon the borrowing base valuation, which is calculated as the lesser of (i) 60% of appraised value and (ii) the implied debt service coverage value of certain collateral properties securing the Amended Revolving Credit Facility; provided that the portion of the borrowing base attributable to the New York Properties will never be less than 35% of the appraised value of the New York Properties. Total availability under the Amended Revolving Credit Facility as of September 30, 2009 was $123.2 million, of which the outstanding principal balance was $23.5 million, and approximately $9.8 million of letters of credit were posted, all allocated to the Florida Tranche.
The Amended Revolving Credit Facility bears interest at a fluctuating rate measured by reference to, at the Company’s election, either LIBOR (subject to a LIBOR floor of 1%) or a base rate, plus a borrowing margin. LIBOR loans have a borrowing margin of 3.75% per annum and base rate loans have a borrowing margin of 2.75% per annum. The Amended Revolving Credit Facility also provides for the payment of a quarterly unused facility fee equal to the average daily unused amount for each quarter multiplied by 0.5%.
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

On January 1, 2009, the Company adopted ASC 470-20 (former literature: FSP APB 14-1), which clarifies the accounting for convertible notes payable. ASC 470-20 requires the proceeds from the issuance of convertible notes to be allocated between a debt component and an equity component. The debt component is measured based on the fair value of similar debt without an equity conversion feature, and the equity component is determined as the residual of the fair value of the debt deducted from the original proceeds received. The resulting discount on the debt component is amortized over the period the debt is expected to be outstanding as additional interest expense. ASC 470-20 required retroactive application to all periods presented. The equity component, recorded as additional paid-in capital, was $10.1 million, which represents the difference between the proceeds from issuance of the Convertible Notes and the fair value of the liability, net of deferred taxes of $5.3 million as of the date of issuance of the Convertible Notes.
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
The Company recorded the purchase of the Call Options, net of the related tax benefit of approximately $20.3 million, as a reduction of additional paid-in capital and the proceeds from the Warrants as an addition to additional paid-in capital in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock, which has been subsequently codified in ASC 815-30, Derivatives and Hedging, Cash Flow Hedges.
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
In August 2009, the Board of Directors of the Company issued an aggregate of 580,000 RSUs to one executive officer, other senior executives and employees under the Amended 2007 Incentive Plan. All grants vest one-third of the amount granted on each of the first three anniversaries of the grant date so long as the recipient continues to be an eligible participant. The fair value of each such RSU granted was between $4.96 and $5.09 at the grant date.
Also in August 2009, the Company issued an aggregate of 80,640 RSUs to the Company’s non-employee directors under the Amended 2007 Incentive Plan, which vested immediately upon grant. The fair value of each such RSU was $4.96 at the grant date.

A summary of stock-based incentive awards as of September 30, 2009 is as follows (in units, or shares, as applicable):

	Restricted Stock
	Units	LTIP Units	Stock Options
Outstanding as of January 1, 2009	873,553	1,560,788	2,082,943
Granted during 2009	660,640	465,232	—
Distributed/exercised during 2009	(166,128)	—	—
Forfeited during 2009	(79,659)	—	(410,797)

Outstanding as of September 30, 2009	1,288,406	2,026,020	1,672,146

Vested as of September 30, 2009	123,040	1,097,813	1,066,393

As of September 30, 2009 and December 31, 2008, there were approximately $16.3 million and $21.8 million, respectively, of total unrecognized compensation costs related to unvested share awards. As of September 30, 2009, the weighted-average period over which the unrecognized compensation expense will be recorded is approximately one year.
Total stock compensation expense, which is included in corporate expenses on the accompanying consolidated financial statements, was $3.2 million and $4.8 million for the three months ended September 30, 2009 and September 30, 2008, respectively, and $8.8 million and $12.1 million for the nine months ended September 30, 2009 and September 30, 2008.
8. Related Party Transactions
The Company earned management fees, chain services fees and fees for certain technical services and has receivables from hotels it owns through investments in unconsolidated joint ventures. These fees totaled approximately $3.9 million and $5.8 million for the three months ended September 30, 2009 and September 30, 2008, respectively, and $11.3 million and $14.9 million for the nine months ended September 30, 2009 and 2008, respectively.
As of September 30, 2009 and December 31, 2008, the Company had receivables from these affiliates of approximately $13.1 million and $7.9 million, respectively, which are included in receivables from related parties on the accompanying consolidated balance sheets.
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
10. Preferred Securities
On October 15, 2009, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P. (collectively, the “Investors”). Under the Securities Purchase Agreement, the Company issued and sold to the Investors (i) 75,000 of the Company’s Series A Preferred Securities, $1,000 liquidation preference per share (the “Series A Preferred Securities”), and (ii) warrants to purchase 12,500,000 shares of the Company’s common stock at an exercise price of $6.00 per share.
The Series A Preferred Securities have an 8% dividend rate for the first five years, a 10% dividend rate for years six and seven, and a 20% dividend rate thereafter. The Company has the option to redeem any or all of the Series A Preferred Securities at par at any time. The Series A Preferred Securities have limited voting rights and only vote on the authorization to issue senior preferred, amendments to their certificate of designations, amendments to the Company’s charter that adversely affect the Series A Preferred Securities and certain change in control transactions.
The warrants to purchase 12,500,000 shares of the Company’s common stock at an exercise price of $6.00 per share have a 7-1/2 year term and are exercisable utilizing a cashless exercise method only, resulting in a net share issuance. The exercise of the warrants is subject to approval by the Company’s stockholders of the issuance of the shares of common stock issuable upon exercise. The exercise of the warrants is also subject to an exercise cap which effectively limits the Investors’ beneficial ownership of the Company’s common stock to 9.9% at any one time. The exercise price and number of shares subject to the warrants are both subject to anti-dilution adjustments. Under the Securities Purchase Agreement, the Investors have consent rights over certain transactions for so long as they collectively own or have the right to purchase through exercise of the warrants 6,250,000 shares of the Company’s common stock, including (subject to certain exceptions and limitations):
•	the sale of substantially all of the Company’s assets to a third party;
•	the acquisition by the Company of a third party where the equity investment by the Company is $100 million or greater;
•	the acquisition of the Company by a third party; or
•	any change in the size of the Company’s Board of Directors to a number below 7 or above 9.
Subject to certain exceptions, the Investors may not transfer any Series A Preferred Securities, warrants or common stock until October 15, 2012. The Investors are also subject to certain standstill arrangements as long as they beneficially own over 15% of the Company’s common stock. Until October 15, 2010, the Investors have certain rights to purchase their pro rata share of any equity or debt securities offered or sold by the Company.
In connection with the investment by the Investors, the Company paid to the Investors a commitment fee of $2.4 million and reimbursed the Investors for $600,000 of expenses.

The Company and Yucaipa American Alliance Fund II, LLC, an affiliate of the Investors (the “Fund Manager”), also entered into a Real Estate Fund Formation Agreement (the “Fund Formation Agreement”), on October 15, 2009, pursuant to which the Company and the Fund Manager have agreed to use their good faith efforts to endeavor to raise a private investment fund (the “Fund”). The purpose of the Fund will be to invest in hotel real estate projects located in North America. The Company will be offered the opportunity to manage the hotels owned by the Fund under long-term management agreements. In connection with the Fund Formation Agreement, the Company issued to the Fund Manager 5,000,000 contingent warrants to purchase the Company’s common stock at an exercise price of $6.00 per share with a 7-1/2 year term. These contingent warrants will only become exercisable if the Fund obtains capital commitments in certain amounts over certain time periods and also meets certain further capital commitment and investment thresholds. The exercise of these contingent warrants is subject to the approval of the issuance of the shares of common stock issuable upon exercise by the Company’s stockholders. The exercise of these contingent warrants is also subject to an exercise cap which effectively limits the Fund Manager’s beneficial ownership (which is considered jointly with the Investors’ beneficial ownership) of the Company’s common stock to 9.9% at any one time. The exercise price and number of shares subject to these contingent warrants are both subject to anti-dilution adjustments.
For so long the Investors collectively own or have the right to purchase through exercise of the warrants 875,000 shares of the Company’s common stock, the Company has agreed to use its reasonable best efforts to cause its board of directors to nominate and recommend to the Company’s stockholders the election of a person nominated by the Investors as a director of the Company and to use its reasonable best efforts to ensure that the Investors’ nominee is elected to the Company’s board of directors at each such meeting. If that nominee is not elected by the Company’s stockholders, the Investors have certain observer rights and, in certain circumstances, the dividend rate on the Series A Preference Securities increases by 4% during any time that the Investors’ nominee is not a member of the Company’s board of directors. Effective October 15, 2009, the Investors nominated and the Company’s board of directors elected Michael Gross as a member of the Company’s board of directors. Mr. Gross was also named to the Company’s corporate governance and nominating committee. Deepak Chopra and David Moore have resigned from their positions on the Company’s board of directors effective October 15, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2009. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those set forth under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Overview
We are a fully integrated hospitality company that operates, owns, acquires, develops and redevelops boutique hotels, primarily in gateway cities and select resort markets in the United States and Europe. Over our 25-year history, we have gained experience operating in a variety of market conditions.
The historical financial data presented herein is the historical financial data for:
•
our Owned Hotels, consisting of Morgans, Royalton and Hudson in New York, Delano South Beach in Miami, Mondrian Los Angeles in Los Angeles, Clift in San Francisco, and Mondrian Scottsdale in Scottsdale;

•	our Joint Venture Hotels, consisting of our London hotels (Sanderson and St Martins Lane), Shore Club, Hard Rock, and Mondrian South Beach;
•	our investments in hotels under construction, such as Mondrian SoHo and Ames, and our investment in other proposed properties;
•	our investment in certain joint venture food and beverage operations at our Owned Hotels and Joint Venture Hotels, discussed further below;
•	our management company subsidiary, Morgans Hotel Group Management LLC; and
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
On February 2, 2007, we began managing the hotel operations at the Hard Rock. We also have signed agreements to manage Mondrian SoHo and Ames in Boston once development is complete. We have signed agreements to manage Mondrian Las Vegas, Delano Las Vegas, Delano Dubai and Mondrian Palm Springs, but we are unsure of the future of the development of these hotels as financing has not yet been obtained.

As of September 30, 2009, we operated the following Joint Venture Hotels under management agreements which expire as follows:
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

•
Restructuring, development and disposal costs include costs incurred related to our restructuring initiatives implemented in 2008 and 2009, charges associated with disposals of assets as part of major renovation projects and the write-off of abandoned development projects resulting primarily from events generally outside management’s control such as the tightening of the credit markets. These items do not relate to the ongoing operating performance of our assets.

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

•
Impairment loss on development project and investment in joint venture. When certain triggering events occur, we periodically review each property, asset and investment for possible impairment. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated discounted future cash flows of the assets to estimate the fair value of the asset taking into account each property’s expected cash flow from operations, holding period and net proceeds from the dispositions of the property. For the three and nine months ended September 30, 2009, management concluded that our investment in the Echelon Las Vegas joint venture and the property across the street from Delano South Beach, were impaired. Impairment charges of $17.2 million and $11.9 million on these investments, respectively, are reflected in our consolidated financial statements for the three and nine months ended September 30, 2009.

•
Other non-operating (income) expenses include costs associated with financings, litigation and settlement costs and other items that relate to the financing and investing activities associated with our assets and not to the on-going operating performance of our assets, both consolidated and unconsolidated.

•
Income tax (benefit) expense. One of our foreign subsidiaries is subject to United Kingdom corporate income taxes. Income tax expense is reported at the applicable rate for the periods presented. We are subject to Federal and state income taxes. Income taxes for the three and nine months ended September 30, 2009 and 2008 were computed using our calculated effective tax rate. We also recorded net deferred taxes related to cumulative differences in the basis recorded for certain assets and liabilities.

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
Recent Trends and Developments
Recent Trends. Starting in the fourth quarter of 2008 and continuing throughout 2009, the weakened U.S. and global economies have resulted in considerable negative pressure on both consumer and business spending. As a result, lodging revenues, which are primarily driven by growth in GDP, business investment and employment growth, has weakened substantially, as compared to the lodging demand we experience prior to the fourth quarter of 2008. We believe these trends will continue through the remainder of 2009 and into 2010, although not to the magnitude we have experienced during the last four quarters. Recently, the rate of decline in the lodging sector has slowed and we are beginning to see indications of return in demand in key gateway markets, most notably in the form of increasing occupancy in those markets. However, while the outlook for the U.S. and global economies have somewhat improved, we anticipate that lodging demand will not improve significantly during early 2010, as spending by businesses and consumers remains cautious.

To help mitigate the effects of these trends, we are actively managing costs, and each of our properties and our corporate office has implemented certain cost reduction plans. Through our multi-phased contingency plan, we reduced hotel operating expenses and corporate expenses during 2008 and 2009. We will continue to carefully monitor our costs with the objective of achieving all possible efficiencies throughout the remainder of 2009 and into 2010. We believe that these cost reduction plans have resulted and will continue to result in significant savings in future quarters and that our experienced management team and dedicated employees have allowed us to implement these cost cuts without impacting the overall quality of our guest experience.
In addition, as occupancy levels begin to rise in some of our markets, we are focusing on revenue enhancement by actively managing rates and availability. As modest demand begins to return, as evidenced by the increase in occupancy, the ability to increase pricing will be a critical component in driving profitability. Through these challenging times, our strategy and focus continues to be to preserve profit margins by maximizing revenue, increasing our market share and managing costs.
Although the pace of new lodging supply in various phases of development has increased over the past several quarters, we believe the timing of some of these projects may be affected by the ongoing economic recession and the reduced availability of financing. These factors may dampen the pace of new supply development, including our own, during the fourth quarter of 2009 and into 2010. Nevertheless, we did witness new competitive luxury and boutique properties opening in 2008 and 2009 in some of our markets, particularly in Los Angeles, Scottsdale and Miami Beach, which have impacted our performance in these markets and may continue to do so.
For the remainder of 2009 and into early 2010, we believe that if various economic forecasts citing modest expansion are accurate, this may lend to a gradual and modest increase in lodging demand for both leisure and business travel, but with continued pressure on rates, as leisure and business travelers alike continue to focus on cost containment. As such, there can be no assurances that any increases in hotel revenues or earnings at our properties will occur or that any losses will not increase for these or any other reasons.
We believe that the global credit market conditions will gradually improve during 2010, although we believe there will continue to be less credit available and on less favorable terms than were obtainable in prior years. Given the current state of the credit markets, some of our joint venture projects, such as Mondrian Palm Springs and Delano Dubai, may not be able to obtain adequate project financing in a timely manner or at all. If adequate project financing is not obtained, the joint ventures or developers, as applicable, may seek additional equity investors to raise capital, limit the scope of the project, defer the project or cancel the project altogether.
Recent Developments.
Amendment to the Revolving Credit Facility On August 5, 2009, we and certain of our subsidiaries amended the Revolving Credit Facility (the “Amended Revolving Credit Facility”) with Wells Fargo Securities, LLC (successor in interest to Wachovia Capital Markets, LLC) and Citigroup Global Markets Inc. For further discussion of the Amended Revolving Credit Facility, see Note 6 to our consolidated financial statements.
Stockholder Protection Rights Agreement. On October 1, 2009, we amended and restated our Stockholder Protection Rights Agreement (the “Rights Agreement”), which was scheduled to expire on October 9, 2009. In connection with the amendment, the expiration date was extended to October 9, 2012 (assuming there is no earlier redemption or exchange of the rights, or a consolidation, merger or statutory share exchange which does not trigger the rights, or any subsequent extension by our board of directors pursuant to the terms of the Rights Agreement) and certain technical changes were made to facilitate the implementation of the rights if exercised. The Rights Agreement was not extended in response to any specific effort to obtain control of the Company but rather to continue to deter abusive takeover tactics that otherwise could be used to deprive stockholders of the full value of their investment.

In connection with the issuance of preferred securities and warrants discussed below, on October 15, 2009, the Rights Agreement was further amended to revise the definition of “Acquiring Person” and to add the definition of “Exempt Person” to exempt the Investors, defined below, the Fund Manager, defined below, and their affiliates from the definition of Acquiring Person in the Rights Agreement.
Management Agreement — San Juan Water and Beach Club. On October 1, 2009, the Company announced a long-term management agreement for the San Juan Water and Beach Club Hotel, a 78-room beachfront hotel in Isla Verde, Puerto Rico. The owners of the San Juan Water and Beach Club intend to obtain development rights to build a Morgans Hotel Group branded hotel including a casino. The ownership group includes Hotel Development Corp., a subsidiary of the Puerto Rico Tourism Company. We assumed management of the property as of October 18, 2009, under a 10-year management agreement. San Juan Water and Beach Club Hotel will remain open and operating as an independent hotel until it ultimately becomes a Morgans Hotel Group branded property.
Issuance of Preferred Securities and Real Estate Opportunity Fund. On October 15, 2009, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P. (collectively, the “Investors”). Under the Securities Purchase Agreement, we issued and sold to the Investors (i) 75,000 of our Series A Preferred Securities, $1,000 liquidation preference per share (the “Series A Preferred Securities”), and (ii) warrants to purchase 12,500,000 shares of our common stock at an exercise price of $6.00 per share.
The Series A Preferred Securities have an 8% dividend rate for the first five years, a 10% dividend rate for years six and seven, and a 20% dividend rate thereafter. We have the option to redeem any or all of the Series A Preferred Securities at par at any time. The Series A Preferred Securities have limited voting rights and only vote on the authorization to issue senior preferred, amendments to their certificate of designations, amendments to our charter that adversely affect the Series A Preferred Securities and certain change in control transactions.
The warrants to purchase 12,500,000 shares of our common stock at an exercise price of $6.00 per share have a 7-1/2 year term and are exercisable utilizing a cashless exercise method only, resulting in a net share issuance. The exercise of the warrants is subject to approval by our shareholders of the issuance of the shares of common stock issuable upon exercise. The exercise of the warrants is also subject to an exercise cap which effectively limits the Investors’ beneficial ownership of our common stock to 9.9% at any one time. The exercise price and number of shares subject to the warrants are both subject to anti-dilution adjustments.
Under the Securities Purchase Agreement, the Investors have consent rights over certain transactions for so long as they collectively own or have the right to purchase through exercise of the warrants 6,250,000 shares of our common stock, including (subject to certain exceptions and limitations):
•	the sale of substantially all of our assets to a third party;
•	the acquisition by us of a third party where the equity investment by us is $100 million or greater;
•	the acquisition of us by a third party; or
•	any change in the size of our board of directors to a number below 7 or above 9.
Subject to certain exceptions, the Investors may not transfer any Series A Preferred Securities, warrants or common stock until October 15, 2012. The Investors are also subject to certain standstill arrangements as long as they beneficially own over 15% of our common stock. Until October 15, 2010, the Investors have certain rights to purchase their pro rata share of any equity or debt securities offered or sold by us.
In connection with the investment by the Investors, we paid to the Investors a commitment fee of $2.4 million and reimbursed the Investors for $600,000 of expenses.

We also entered into a Real Estate Fund Formation Agreement (the “Fund Formation Agreement”) with Yucaipa American Alliance Fund II, LLC, an affiliate of the Investors (the “Fund Manager”) on October 15, 2009 pursuant to which we and the Fund Manager have agreed to use our good faith efforts to endeavor to raise a private investment fund (the “Fund”). The purpose of the Fund will be to invest in hotel real estate projects located in North America. We will be offered the opportunity to manage the hotels owned by the Fund under long-term management agreements. In connection with the Fund Formation Agreement, we issued to the Fund Manager 5,000,000 contingent warrants to purchase our common stock at an exercise price of $6.00 per share with a 7-1/2 year term. These contingent warrants will only become exercisable if the Fund obtains capital commitments in certain amounts over certain time periods and also meets certain further capital commitment and investment thresholds. The exercise of these contingent warrants is subject to the approval of the issuance of the shares of common stock issuable upon exercise by our stockholders. The exercise of these contingent warrants is also subject to an exercise cap which effectively limits the Fund Manager’s beneficial ownership (which is considered jointly with the Investors’ beneficial ownership) of our common stock to 9.9% at any one time. The exercise price and number of shares subject to these contingent warrants are both subject to anti-dilution adjustments.
For so long the Investors collectively own or have the right to purchase through exercise of the warrants 875,000 shares of our common stock, we have agreed to use its reasonable best efforts to cause its board of directors to nominate and recommend to our stockholders the election of a person nominated by the Investors as a director and to use our reasonable best efforts to ensure that the Investors’ nominee is elected to our board of directors at each such meeting. If that nominee is not elected by our stockholders, the Investors have certain observer rights and, in certain circumstances, the dividend rate on the Series A Preference Securities increases by 4% during any time that the Investors’ nominee is not a member of our board of directors. Effective October 15, 2009, the Investors nominated and our board of directors elected Michael Gross as a member of our board of directors. Mr. Gross was also named to the corporate governance and nominating committee. Deepak Chopra and David Moore have resigned from their positions on our board of directors effective October 15, 2009.
Amendment to Hudson Mezzanine Loan. On October 14, 2009, we entered into an agreement with one of our lenders which holds, among other loans, the mezzanine loan on Hudson. Under the agreement, we paid an aggregate of $11.2 million to (i) reduce the principal balance of the mezzanine loan from $32.5 million to $26.5 million, (ii) acquire interests in $4.5 million of certain of our other debt obligations, (iii) pay fees, and (iv) obtain a forbearance from the mezzanine lender until October 12, 2013 from exercising any remedies resulting from a maturity default, subject only to maintaining certain interest rate caps and making an additional aggregate payment of $1.3 million to purchase additional interests in certain of our other debt obligations prior to October 11, 2011. We believe these transactions will have the practical effect of extending the Hudson mezzanine loan by three years and three months beyond its scheduled maturity of July 12, 2010. The mezzanine lender also has agreed to cooperate with us in our efforts to seek an extension of the $217 million Hudson mortgage loan, which is also set to mature on July 12, 2010, and to consent to certain refinancings and other modifications of the Hudson mortgage loan.

Operating Results
Comparison of Three Months Ended September 30, 2009 to Three Months Ended September 30, 2008
The following table presents our operating results for the three months ended September 30, 2009 and the three months ended September 30, 2008, including the amount and percentage change in these results between the two periods. The consolidated operating results for the three months ended September 30, 2009 is comparable to the consolidated operating results for the three months ended September 30, 2008, with the exception of Mondrian Los Angeles and Morgans, both of which were under renovation during 2008, the investment in the Hard Rock, which has been under renovation and expansion during 2008 and 2009, and the investment in Mondrian South Beach, which opened in December 2008. The consolidated operating results are as follows:

	Three Months Ended
	Sept. 30,	Sept. 30,
	2009	2008	Change ($)	Change (%)
		As adjusted(2)
	(in thousands, except percentages)
Revenues:
Rooms	$32,524	$45,500	$(12,976)	(28.5)%
Food and beverage	18,795	23,269	(4,474)	(19.2)%
Other hotel	2,351	3,133	(782)	(25.0)%

Total hotel revenues	53,670	71,902	(18,232)	(25.4)%
Management fee—related parties and other income	3,998	5,799	(1,801)	(31.1)%

Total revenues	57,668	77,701	(20,033)	(25.8)%

Operating Costs and Expenses:
Rooms	10,770	12,097	(1,327)	(11.0)%
Food and beverage	14,721	16,817	(2,096)	(12.5)%
Other departmental	1,562	1,792	(230)	(12.8)%
Hotel selling, general and administrative	12,863	15,003	(2,140)	(14.3)%
Property taxes, insurance and other	4,683	5,447	(764)	(14.0)%

Total hotel operating expenses	44,599	51,156	(6,557)	(12.8)%
Corporate expenses, including stock compensation	8,507	12,355	(3,848)	(31.1)%
Depreciation and amortization	7,528	7,587	(59)	(1.0)%
Restructuring, development and disposal costs	494	2,957	(2,463)	(83.3)%

Total operating costs and expenses	61,128	74,055	(12,927)	(17.5)%

Operating (loss) income	(3,460)	3,646	(7,106)	(1)
Interest expense, net	13,098	10,791	2,307	21.4%
Equity in loss of unconsolidated joint ventures	2,262	7,617	(5,355)	(70.3)%
Impairment loss on development project and investment in joint venture	29,134	—	(29,134)	(1)
Other non-operating expense	869	516	353	68.4%

Loss before income taxes	(48,823)	(15,278)	(33,545)	(1)
Income tax benefit	(20,189)	(6,336)	(13,853)	(1)

Net loss income	(28,634)	(8,942)	(19,692)	(1)
Net loss (income) attributable to noncontrolling interest	817	(388)	1,205	(1)

Net loss attributable to Morgans Hotel Group Co.	(27,817)	(9,330)	(18,487)	(1)

Other comprehensive income (loss):
Unrealized gain on valuation of swap/cap agreements, net of tax	3,887	696	3,191	(1)
Realized loss on settlement of swap/cap agreements, net of tax	(2,382)	(1,444)	(938)	(65.0)%
Foreign currency translation (loss) gain	532	(388)	920	(1)

Comprehensive loss	$(25,780)	$(10,466)	$(15,314)	(1)

(1)	Not meaningful.

(2)
Adjusted for change in accounting principle related to the Convertible Notes (defined below). See Note 6 to our consolidated financial statements for additional information and the effect of the change in accounting principle to our consolidated financial statements.

Total Hotel Revenues. Total hotel revenues decreased 25.4% to $53.7 million for the three months ended September 30, 2009 compared to $71.9 million for the three months ended September 30, 2008. The components of RevPAR from our comparable Owned Hotels for the three months ended September 30, 2009 and 2008, which includes Hudson, Delano, Clift, Mondrian Scottsdale, and Royalton, and excludes Mondrian Los Angeles and Morgans, which were under renovation during 2008, are summarized as follows:

	Three Months Ended
	Sept. 30,	Sept. 30,
	2009	2008	Change ($)	Change (%)
Occupancy	77.9%	85.4%	—	(8.8)%
ADR	$210	$291	$(81)	(27.8)%
RevPAR	$164	$249	$(85)	(34.2)%
RevPAR from our comparable Owned Hotels decreased 34.2% to $164 for the three months ended September 30, 2009 compared to $249 for the three months ended September 30, 2008.
Rooms revenue decreased 28.5% to $32.5 million for the three months ended September 30, 2009 compared to $45.5 million for the three months ended September 30, 2008. The overall decrease was primarily attributable to the significant adverse impact on lodging demand and pricing as a result of the global economic downturn. All of our comparable Owned Hotels experienced a decline in rooms revenue in excess of 25% during the three months ended September 30, 2009 as compared to the same period in 2008.
Food and beverage revenue decreased 19.2% to $18.8 million for the three months ended September 30, 2009 compared to $23.3 million for the three months ended September 30, 2008. The overall decrease was primarily attributable to the economic downturn which has had a significant adverse impact on lodging demand and local spending, which negatively impacts the ancillary venues at our hotels, such as the bar and restaurant revenue. All of our comparable Owned Hotels experienced a decline in food and beverage revenue in excess of 15% during the three months ended September 30, 2009 as compared to the same period in 2008.
Other hotel revenue decreased 25.0% to $2.4 million for the three months ended September 30, 2009 compared to $3.1 million for the three months ended September 30, 2008. The overall decrease was primarily attributable to the significant adverse impact on lodging demand, which negatively impacts the ancillary revenues at our hotels, as a result of the global economic downturn.
Management Fee — Related Parties and Other Income decreased by 31.1% to $4.0 million for the three months ended September 30, 2009 compared to $5.8 million for the three months ended September 30, 2008. This decrease is primarily attributable to a branding fee earned in September 2008 relating to the use of the Delano brand for the sale of branded residences to be constructed in connection with the Delano Dubai project for which there was no comparable fee earning during 2009, and the significant adverse impact on lodging demand as a result of the global economic downturn, especially at our London joint venture hotels and Shore Club. Slightly offsetting these decreases are management fees earned at Mondrian South Beach, which opened in December 2008, and an increase in management fees earned at Hard Rock due to the opening of the new 490-room south tower in July 2009.
Operating Costs and Expenses
Rooms expense decreased 11.0% to $10.8 million for the three months ended September 30, 2009 compared to $12.1 million for the three months ended September 30, 2008. This decrease is a direct result of the decrease in rooms revenue. While we have implemented cost cutting initiatives at our hotels in 2008 and early 2009, our occupancy did not decrease as significantly as our ADR. Therefore certain variable expenses, such as housekeeping payroll costs, did not decrease in proportion to the decrease in rooms revenue noted above.

Food and beverage expense decreased 12.5% to $14.7 million for the three months ended September 30, 2009 compared to $16.8 million for the three months ended September 30, 2008. All of our comparable Owned Hotels experienced a decline in food and beverage expense in excess of 7% during the three months ended September 30, 2009 as compared to the same period in 2008.
Other departmental expense decreased 12.8% to $1.6 million for the three months ended September 30, 2009 compared to $1.8 million for the three months ended September 30, 2008. This decrease is a direct result of the decrease in other hotel revenue. While we have implemented cost cutting initiatives at our hotels in 2008 and early 2009, our occupancy did not decrease as significantly as our ADR. Therefore certain variable expenses did not decrease in proportion to the decrease in revenue noted above.
Hotel selling, general and administrative expense decreased 14.3% to $12.9 million for the three months ended September 30, 2009 compared to $15.0 million for the three months ended September 30, 2008. This decrease was primarily due to the impact of cost cutting initiatives across all hotel properties, which were implemented in 2008 and in early 2009, resulting in decreased administrative and general costs and advertising and promotion expenses.
Property taxes, insurance and other expense decreased 14.0% to $4.7 million for the three months ended September 30, 2009 compared to $5.4 million for the three months ended September 30, 2008. This decrease was primarily due to pre-opening expenses recorded at Mondrian Los Angeles and Morgans during the three months ended September 30, 2008 as a result of their re-launch after renovation. Slightly offsetting this decrease is an increase related to Morgans which was closed for renovation for the three months ended September 30, 2008.
Corporate expenses, including stock compensation decreased by 31.1% to $8.5 million for the three months ended September 30, 2009 compared to $12.4 million for the three months ended September 30, 2008. This decrease is due primarily to the impact of cost cutting initiatives at the corporate office which were implemented in late 2008 and early 2009.
Depreciation and amortization decreased 1.0% to $7.5 million for the three months ended September 30, 2009 compared to $7.6 million for the three months ended September 30, 2008. This decrease is primarily the result of an impairment charge on Mondrian Scottsdale we recognized in December 2008 which reduced the basis of the asset being depreciated for the three months ended September 30, 2009 as compared to the same period in 2008. Slightly offsetting this decrease was an increase in depreciation expense resulting from the increased depreciation due to hotel renovations at Mondrian Los Angeles and Morgans during 2008.
Restructuring, development and disposal costs decreased 83.3% to $0.5 million for the three months ended September 30, 2009 as compared to $3.0 million for the three months ended September 30, 2008. The decrease in the expense is primarily related to the write-off of assets at Mondrian Los Angeles and Morgans during the three months ended September 2008 when both hotels were nearing completion of large-scale renovation projects. There was no comparable asset write-off during the three months ended September 30, 2009.
Interest expense, net increased 21.4% to $13.1 million for the three months ended September 30, 2009 compared to $10.8 million for the three months ended September 30, 2008. The increase in this expense is primarily due to lower interest income earned on our cash balances for the three months ended September 30, 2009, which nets down interest expense, and interest incurred on the outstanding balance on the revolving credit facility during the three months ended September 30, 2009 for which there was no comparable amount in 2008.
Equity in loss of unconsolidated joint ventures decreased 70.3% to $2.3 million for the three months ended September 30, 2009 compared to $7.6 million for the three months ended September 30, 2008. This decrease is primarily due to a reduction in our share of losses from the Hard Rock. We did not record our proportionate share of loss from our investment in the Hard Rock for the three months ended September 30, 2009 as losses have been recognized to the extent of our capital investment and commitments to fund. Additionally, the decrease is due to the recognition of our share of earnings of our London hotels during the three months ended September 30, 2009 as compared to equity in loss of our London hotels which we recorded for the three months ended September 30, 2008. Slightly offsetting this decrease was our share of losses from Mondrian South Beach, which opened in December 2008.

The components of RevPAR from our comparable Joint Venture Hotels for the three months ended September 30, 2009 and 2008, which includes Sanderson, St Martins Lane and Shore Club, but excludes the Hard Rock, which has been under renovation and expansion during 2008 and 2009, and Mondrian South Beach, which opened in December 2008, are summarized as follows (in constant dollars):

	Three Months Ended
	Sept. 30,	Sept. 30,
	2009	2008	Change ($)	Change (%)
Occupancy	61.5%	68.0%	—	(9.5)%
ADR	$302	$344	$(42)	(12.3)%
RevPAR	$186	$234	$(48)	(20.6)%
The components of RevPAR from the Hard Rock for the three months ended September 30, 2009 and the three months ended September 30, 2008 are summarized as follows:

	Three Months Ended
	Sept. 30,	Sept. 30,
	2009	2008	Change ($)	Change (%)
Occupancy	89.0%	92.4%	—	(3.8)%
ADR	$133	$190	$(57)	(29.8)%
RevPAR	$119	$176	$(57)	(32.4)%
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
Impairment loss of development project and investment in joint venture of $29.1 million was recognized during the three months ended September 30, 2009 related to the write-down in the carrying value of our investment in Echelon Las Vegas and the property across the street from Delano South Beach. No such impairment loss was recognized in 2008.
Other non-operating expense increased 68.4% to $0.9 million for the three months ended September 30, 2009 as compared to $0.5 million for the three months ended September 30, 2008. The increase in the expense is primarily related to costs associated with advisory services incurred during the three months ended September 30, 2009 in connection with our financing efforts.
Income tax benefit was $20.2 million for the three months ended September 30, 2009 compared to $6.3 million for the three months ended September 30, 2008. The income tax benefit was due primarily to the recording of deferred tax assets from the net operating loss.

Comparison of Nine Months Ended September 30, 2009 to Nine Months Ended September 30, 2008
The following table presents our operating results for the nine months ended September 30, 2009 and the nine months ended September 30, 2008, including the amount and percentage change in these results between the two periods. The consolidated operating results for the nine months ended September 30, 2009 is comparable to the consolidated operating results for the nine months ended September 30, 2008, with the exception of Mondrian Los Angeles and Morgans, both of which were under renovation during 2008, the investment in the Hard Rock, which has been under renovation and expansion during 2008 and 2009, and the investment in Mondrian South Beach, which opened in December 2008. The consolidated operating results are as follows:

	Nine Months Ended
	Sept. 30,	Sept. 30,
	2009	2008	Change ($)	Change (%)
		As adjusted(2)
	(in thousands, except percentages)
Revenues:
Rooms	$92,003	$138,521	$(46,518)	(33.6)%
Food and beverage	57,664	76,392	(18,728)	(24.5)%
Other hotel	7,355	9,957	(2,602)	(26.1)%

Total hotel revenues	157,022	224,870	(67,848)	(30.2)%
Management fee—related parties and other income	11,311	14,887	(3,576)	(24.0)%

Total revenues	168,333	239,757	(71,424)	(29.8)%

Operating Costs and Expenses:
Rooms	31,313	37,162	(5,849)	(15.7)%
Food and beverage	43,836	54,538	(10,702)	(19.6)%
Other departmental	4,722	5,801	(1,079)	(18.6)%
Hotel selling, general and administrative	36,968	45,375	(8,407)	(18.5)%
Property taxes, insurance and other	13,193	13,229	(36)	(0.3)%

Total hotel operating expenses	130,032	156,105	(26,073)	(16.7)%
Corporate expenses, including stock compensation	25,295	35,002	(9,707)	(27.7)%
Depreciation and amortization	23,159	19,696	3,463	17.6%
Restructuring, development and disposal costs	2,037	4,124	(2,087)	(50.6)%

Total operating costs and expenses	180,523	214,927	(34,404)	(16.0)%

Operating (loss) income	(12,190)	24,830	(37,020)	(1)
Interest expense, net	36,599	32,760	3,839	11.7%
Equity in loss of unconsolidated joint ventures	4,700	16,526	(11,826)	(71.6)%
Impairment loss on development project and investment in joint venture	29,134	—	29,134	(1)
Other non-operating expense	1,934	1,816	118	6.5%

Loss before income taxes	(84,557)	(26,272)	(58,285)	(1)
Income tax benefit	(35,700)	(11,304)	(24,396)	(1)

Net loss	(48,857)	(14,968)	(33,889)	(1)
Net loss (income) attributable to noncontrolling interest	399	(2,731)	3,130	(114.6)%

Net loss attributable to Morgans Hotel Group Co.	(48,458)	(17,699)	(30,759)	(1)

Other comprehensive income:
Unrealized gain on valuation of swap/cap agreements, net of tax	12,303	3,635	8,668	(1)
Realized loss on settlement of swap/cap agreements, net of tax	(7,379)	(3,247)	(4,132)	(1)
Foreign currency translation (loss) gain	(512)	(353)	(159)	45.0%

Comprehensive loss	$(44,046)	$(17,664)	$(26,382)	(1)

(1)	Not meaningful.

(2)
Adjusted for change in accounting principle related to the Convertible Notes. See Note 6 to our consolidated financial statements for additional information and the effect of the change in accounting principle to our consolidated financial statements.

Total Hotel Revenues. Total hotel revenues decreased 29.8% to $168.3 million for the nine months ended September 30, 2009 compared to $239.8 million for the nine months ended September 30, 2008. The components of RevPAR from our comparable Owned Hotels for the nine months ended September 30, 2009 and 2008, which includes Hudson, Delano, Clift, Mondrian Scottsdale, and Royalton, and excludes Mondrian Los Angeles and Morgans, which were under renovation during 2008, are summarized as follows:

	Nine Months Ended
	Sept. 30,	Sept. 30,
	2009	2008	Change ($)	Change (%)
Occupancy	72.5%	83.0%	—	(12.6)%
ADR	$220	$308	$(88)	(28.7)%
RevPAR	$159	$256	$(97)	(37.7)%
RevPAR from our comparable Owned Hotels decreased 37.7% to $159 for the nine months ended September 30, 2009 compared to $256 for the nine months ended September 30, 2008.
Rooms revenue decreased 33.6% to $92.0 million for the nine months ended September 30, 2009 compared to $138.5 million for the nine months ended September 30, 2008. The overall decrease was primarily attributable to the significant adverse impact on lodging demand and pricing as a result of the global economic downturn. All of our comparable Owned Hotels experienced a decline in rooms revenue in excess of 30% during the nine months ended September 30, 2009 as compared to the same period in 2008.
Food and beverage revenue decreased 24.5% to $57.7 million for the nine months ended September 30, 2009 compared to $76.4 million for the nine months ended September 30, 2008. The overall decrease was primarily attributable to the economic downturn which has had a significant adverse impact on lodging demand and local spending, which negatively impacts the ancillary venues at our hotels, such as the bar and restaurant revenue. All of our comparable Owned Hotels experienced a decline in food and beverage revenue in excess of 20% during the nine months ended September 30, 2009 as compared to the same period in 2008.
Other hotel revenue decreased 26.1% to $7.4 million for the nine months ended September 30, 2009 compared to $10.0 million for the nine months ended September 30, 2009. The overall decrease was primarily attributable to the significant adverse impact on lodging demand, which negatively impacts the ancillary revenues at our hotels, as a result of the global economic downturn.
Management Fee — Related Parties and Other Income decreased by 24.0% to $11.3 million for the nine months ended September 30, 2009 compared to $14.9 million for the nine months ended September 30, 2008. This decrease is primarily attributable to a branding fee earned in September 2008 relating to the use of the Delano brand for the sale of branded residences to be constructed in connection with the Delano Dubai project for which there was no comparable fee earning during 2009, and the significant adverse impact on lodging demand as a result of the global economic downturn, especially at our London joint venture hotels and Shore Club. Partially offsetting these decreases are management fees earned at Mondrian South Beach, which opened in December 2008.
Operating Costs and Expenses
Rooms expense decreased 15.7% to $31.3 million for the nine months ended September 30, 2009 compared to $37.2 million for the nine months ended September 30, 2008. This decrease is a direct result of the decrease in rooms revenue. While we have implemented cost cutting initiatives at our hotels in 2008 and early 2009, our occupancy did not decrease as significantly as our ADR. Therefore certain variable expenses, such as housekeeping payroll costs did not decrease in proportion to the decrease in rooms revenue noted above.
Food and beverage expense decreased 19.6% to $43.8 million for the nine months ended September 30, 2009 compared to $54.5 million for the nine months ended September 30, 2008. All of our comparable Owned Hotels experienced a decline in food and beverage expense in excess of 15% during the nine months ended September 30, 2009 as compared to the same period in 2008.
Other departmental expense decreased 18.6% to $4.7 million for the nine months ended September 30, 2009 compared to $5.8 million for the nine months ended September 30, 2008. This decrease is a direct result of the decrease in other departmental revenue. While we have implemented cost cutting initiatives at our hotels in 2008 and early 2009, our occupancy did not decrease as significantly as our ADR. Therefore, certain variable expenses did not decrease in proportion to the decrease in revenue noted above.

Hotel selling, general and administrative expense decreased 18.5% to $37.0 million for the nine months ended September 30, 2009 compared to $45.4 million for the nine months ended September 30, 2008. This decrease was primarily due to the impact of cost cutting initiatives across all hotel properties, which were implemented in 2008 and in early 2009, resulting in decreased administrative and general costs and advertising and promotion expenses.
Property taxes, insurance and other expense increased 0.3% to $13.2 million for the nine months ended September 30, 2009 compared to $13.2 million for the nine months ended September 30, 2008. This increase was primarily due to increases in property taxes at Hudson as a result of the expiration of a property tax abatement, which will continue to be phased out over the next three years, fully expiring in 2012. Additionally, we recognized an increase related to Morgans which was closed for renovation for the three months ended September 30, 2008. Slightly offsetting these increases was a decrease due to pre-opening expenses recorded at Mondrian Los Angeles and Morgans during 2008 as a result of their re-launch after renovation.
Corporate expenses, including stock compensation decreased by 27.7% to $25.3 million for the nine months ended September 30, 2009 compared to $35.0 million for the nine months ended September 30, 2008. This decrease is due primarily to the impact of cost cutting initiatives at the corporate office which were implemented in late 2008 and early 2009.
Depreciation and amortization increased 17.6% to $23.2 million for the nine months ended September 30, 2009 compared to $19.7 million for the nine months ended September 30, 2008. This increase is a result of hotel renovations at Mondrian Los Angeles and Morgans, during 2008. Slightly offsetting this increase was a decrease at Mondrian Scottsdale which was the result of an impairment charge we recognized in December 2008 which reduced the basis of the asset being depreciated for the nine months ended September 30, 2009 as compared to the same period in 2008.
Restructuring, development and disposal costs decreased 50.6% to $2.0 million for the nine months ended September 30, 2009 as compared to $4.1 million for the nine months ended September 30, 2008. The decrease in the expense is primarily related to the write-off of assets at Mondrian Los Angeles and Morgans during the nine months ended September 2008 when both hotels were nearing completion of large-scale renovation projects. There was no comparable asset write-off during the nine months ended September 30, 2009.
Interest expense, net increased 11.7% to $36.6 million for the nine months ended September 30, 2009 compared to $32.8 million for the nine months ended September 30, 2008. The increase in this expense is primarily due to lower interest income earned on our cash balances for the nine months ended September 30, 2009 which nets down interest expense, and interest incurred on the outstanding balance on the revolving credit facility during the nine months ended September 30, 2009 for which there was no comparable amount in 2008.
Equity in loss of unconsolidated joint ventures decreased 71.6% to $4.7 million for the nine months ended September 30, 2009 compared to $16.5 million for the nine months ended September 30, 2008. This decrease is primarily due to a reduction in our share of losses from the Hard Rock. We did not record our proportionate share of loss from our investment in the Hard Rock for the nine months ended September 30, 2009 as losses have been recognized to the extent of our capital investment and commitments to fund. Slightly offsetting this decrease was our share of losses from Mondrian South Beach, which opened in December 2008.
The components of RevPAR from our comparable Joint Venture Hotels for the nine months ended September 30, 2009 and 2008, which includes Sanderson, St Martins Lane and Shore Club, but excludes the Hard Rock, which has been under renovation and expansion during 2008 and 2009, and Mondrian South Beach, which opened in December 2008, are summarized as follows (in constant dollars):

	Nine Months Ended
	Sept. 30,	Sept. 30,
	2009	2008	Change ($)	Change (%)
Occupancy	61.5%	71.3%	—	(13.7)%
ADR	$325	$382	$(57)	(14.8)%
RevPAR	$200	$272	$(72)	(26.5)%

The components of RevPAR from the Hard Rock for the nine months ended September 30, 2009 and the nine months ended September 30, 2008 are summarized as follows:

	Nine Months Ended
	Sept. 30,	Sept. 30,
	2009	2008	Change ($)	Change (%)
Occupancy	90.0%	93.6%	—	(3.8)%
ADR	$143	$197	$(54)	(27.5)%
RevPAR	$129	$185	$(56)	(30.3)%
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
Impairment loss of development project and investment in joint venture of $29.1 million was recognized during the three months ended September 30, 2009 related to the write-down in the carrying value of our investment in Echelon Las Vegas and the property across the street from Delano South Beach. No such impairment loss was recognized in 2008.
Other non-operating expense increased 6.5% to $1.9 million for the nine months ended September 30, 2009 as compared to $1.8 million for the nine months ended September 30, 2008. This increase is immaterial.
Income tax benefit was $35.7 million for the nine months ended September 30, 2009 compared to $11.3 million for the nine months ended September 30, 2008. The income tax benefit was due primarily to the recording of deferred tax assets from the net operating loss.
Liquidity and Capital Resources
As of September 30, 2009, we had approximately $34.1 million in cash and cash equivalents. This amount includes the approximately $23.5 million of proceeds from borrowings under our Amended Revolving Credit Facility, defined below.
Our pro forma liquidity position as of September 30, 2009, giving effect to the net proceeds of $71.0 million from the Yucaipa transaction as if it had occurred on that date, was approximately $195.0 million. This is comprised of a pro forma cash balance of approximately $105.1 million and $89.9 million of availability under our Amended Revolving Credit Facility, which is net of $23.5 million of outstanding borrowings and $9.8 million of letters of credit posted.
On August 5, 2009, we and certain of our subsidiaries amended our Revolving Credit Facility (as defined below). In accordance with the amendment, at any given time, the amount available for borrowings under the Amended Revolving Credit Facility is contingent upon the borrowing base, which is calculated by reference to the appraised value and implied debt service coverage value of certain collateral properties securing the Amended Revolving Credit Facility. In addition, the Company is required to maintain a fixed charge coverage ratio for each four-quarter period of 0.90 to 1.00. We cannot provide assurance that the full amount of the Amended Revolving Credit Facility will be available at any time. See “Debt — Revolving Credit Facility.” As of September 30, 2009, the maximum amount of borrowings under the Amended Credit Facility is $123.2 million, of which $23.5 million of borrowings were outstanding and $9.8 million of letters of credit were posted.
Additionally, in October 15, 2009, we received net proceeds of approximately $71.0 million in connection with our issuance of the Series A Preferred Securities. See “—Recent Trends and Developments — Recent Developments — Issuance of Preferred Securities and Real Estate Opportunity Fund.”
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
We are obligated to maintain reserve funds for capital expenditures at our Owned Hotels as determined pursuant to our debt and lease agreements related to such hotels, with the exception of Delano South Beach, Royalton and Morgans. Our Joint Venture Hotels generally are subject to similar obligations under debt agreements related to such hotels, or under our management agreements. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. Such agreements typically require us to reserve funds at amounts equal to 4% of the hotel’s revenues and require the funds to be set aside in restricted cash. In addition, our restaurant joint ventures require the ventures to set aside restricted cash of between 2% to 4% of gross revenues of the restaurant. Our Owned Hotels that were not subject to these reserve funding obligations — Delano South Beach, Royalton, and Morgans — underwent significant room and common area renovations during 2006, 2007 and 2008, and as such, are not expected to require a substantial amount of capital spending during the remainder of 2009 or 2010.
In addition to reserve funds for capital expenditures, our debt and lease agreements also require us to deposit cash into escrow accounts for taxes, insurance and debt service payments. As of September 30, 2009 total restricted cash was $18.1 million.
Further, as of September 30, 2009, we had aggregate capital commitments or plans to fund development projects of approximately $11.0 million, including approximately $8.2 million of letters of credit posted in February 2008 to fund the expansion of the Hard Rock, which we anticipate funding during the fourth quarter of 2009.
Our $10.5 million interest-only, non-recourse promissory notes relating to the property across the street from Delano South Beach are due in January 2010. Management does not intend to commence development of this hotel unless financing is available and will evaluate its options prior to maturity of the non-recourse promissory note.
As of September 30, 2009, our non-recourse mortgage financing on Hudson and Mondrian Los Angeles, discussed below in “Debt—Mortgage Agreements,” consisted of (i) a $217.0 million first mortgage note secured by Hudson, (ii) a $32.5 million mezzanine loan secured by a pledge of the equity interests in our subsidiary owning Hudson, and (iii) a $120.5 million first mortgage note secured by Mondrian Los Angeles (collectively, the “Mortgages”). The Mortgages all mature on July 12, 2010. We have the option of extending the maturity date of the Mortgages to October 12, 2011 provided that certain extension requirements are achieved, including maintaining a debt service coverage ratio, as defined in the Mortgages, for the two fiscal quarters preceding the maturity date of 1.55 to 1.00 or greater. A portion of the Mortgages may need to be repaid in order to meet this covenant, or alternatively, we may consider refinancing the Mortgages.
On October 14, 2009, we entered into an agreement with one of our lenders which holds, among other loans, the Hudson mezzanine loan. Under the agreement, we paid an aggregate of $11.2 million to (i) reduce the principal balance of the mezzanine loan from $32.5 million to $26.5 million, (ii) acquire interests in $4.5 million of certain of our other debt obligations, (iii) pay fees, and (iv) obtain a forbearance from the mezzanine lender until October 12, 2013 from exercising any remedies resulting from a maturity default, subject only to maintaining certain interest rate caps and making an additional aggregate payment of $1.3 million to purchase additional interests in certain of our other debt obligations prior to October 11, 2011. We believe these transactions will have the practical effect of extending the Hudson mezzanine loan by three years and three months beyond its scheduled maturity of July 12, 2010. The mezzanine lender also agreed to cooperate with us in our efforts to seek an extension of the $217.0 million Hudson mortgage loan, which is also set to mature on July 12, 2010, and to consent to certain refinancings and other modifications of the Hudson mortgage loan.
We expect to meet our short-term liquidity needs for the next 12 months through existing cash balances, including the cash received from the issuance of the Series A Preferred Securities and warrants in October 2009, and cash provided by our operations; if necessary, we may also access additional borrowings under our Amended Revolving Credit Facility. See also “—Potential Capital Expenditures and Liquidity Requirements” below for additional liquidity that may be required in the short-term, depending on market and other circumstances, including our ability to refinance or extend existing debt.

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
Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including borrowings under our Amended Revolving Credit Facility, our existing working capital, cash provided by operations, equity and debt offerings, and long-term mortgages on our properties. Other sources may include cash generated through asset dispositions and joint venture transactions. Additionally, we may secure other financing opportunities. Given the current economic environment and turmoil in the credit markets, however, we may not be able to obtain such financings on terms acceptable to us or at all. We may require additional borrowings, including additional borrowings under our Amended Revolving Credit Facility if they remain available as discussed above, to satisfy our long-term liquidity requirements.
Although the credit and equity markets remain challenging, we believe that these sources of capital will become available to us in the future to fund our long-term liquidity requirements. However, our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, borrowing restrictions imposed by existing lenders and general market conditions. We will continue to analyze which source of capital is most advantageous to us at any particular point in time.
Potential Capital Expenditures and Liquidity Requirements
In addition to our expected short-term and long-term liquidity requirements, our liquidity requirements could also be affected by possible required expenditures or liquidity requirements at certain of our Owned Hotels or Joint Venture Hotels, as discussed below.
Mondrian Scottsdale Mortgage and Mezzanine Agreements. Mondrian Scottsdale is subject to $40.0 million of non-recourse mortgage and mezzanine financing, for which Morgans Group LLC has provided a standard non-recourse carve-out guaranty. In June 2009, the loans matured and we discontinued subsidizing the $40 million non-recourse mortgage and mezzanine loans secured by our interests in Mondrian Scottsdale. We are currently operating Mondrian Scottsdale. We do not intend to commit significant monies toward the repayment or restructuring of the loans or the funding of operating deficits.
Potential Litigation. We may have potential liability in connection with certain claims by a designer for which we have accrued $13.7 million as of September 30, 2009, as discussed in Note 5 of our consolidated financial statements.
Mondrian South Beach Mortgage and Mezzanine Agreements. The non-recourse mortgage loan and mezzanine loan agreements related to the Mondrian South Beach matured on August 1, 2009 and were not repaid or extended. We are currently operating Mondrian South Beach. The joint venture is in discussions with the lenders to extend the maturity.
A standard non-recourse carve-out guaranty by Morgans Group LLC is in place for the Mondrian South Beach loans. In addition, although construction is complete and Mondrian South Beach opened on December 1, 2008, we and affiliates of our partner may have continuing obligations under a construction completion guaranty. We and affiliates of our partner also have an agreement to purchase approximately $14 million each of condominium units under certain conditions. As noted above, the joint venture is in discussions with the lenders to extend the maturity of the loans.

Hard Rock Construction and Acquisition Loans. In connection with the joint venture’s acquisition of the Hard Rock, certain subsidiaries of the joint venture entered into a debt financing in the form of a real estate loan in the commercial mortgage-backed securities market (the “CMBS Facility”) that matures on February 9, 2010, with two one-year extension options, subject to certain conditions. The CMBS Facility provides for a $760.0 million acquisition loan that was used to fund the acquisition and a construction loan of up to $620.0 million for the expansion project at the Hard Rock. As of September 30, 2009, the joint venture had drawn $492.0 million from the construction loan. We have entered into standard joint and several guarantees in connection with the CMBS Facility, including construction completion guarantees related to the Hard Rock expansion, which is scheduled to be completed by the end of 2009. In our joint venture agreement with DLJMB, we have agreed to be responsible for the first $50.0 million of exposure on the completion guarantees, subject to certain conditions. In August 2009, the joint venture entered into a non-binding term sheet with the lenders under the CMBS Facility to amend the terms of the loan agreements governing the CMBS Facility. There can be no assurance that the joint venture will complete the amendment process with the lenders under the CMBS Facility on a timely basis or at all.
Hard Rock Land Loan. On August 1, 2008, a subsidiary of the Hard Rock joint venture completed an intercompany land purchase with respect to an 11-acre parcel of land located adjacent to the Hard Rock. To finance a portion of the purchase, a subsidiary of the Hard Rock joint venture entered into a $50.0 million loan agreement with Column Financial, Inc. NorthStar Realty Finance Corp. is a participant lender in the loan. The loan had an initial maturity date of August 9, 2009. In connection with the land loan, Morgans Group LLC, together with DLJMB, as guarantors, entered into a non-recourse carve-out guaranty agreement, which is triggered in the event of certain “bad boy” acts, in favor of Column Financial, Inc. Under the joint venture agreement, DLJMB has agreed to be responsible for 100% of any liability under the guaranty, subject to certain conditions.
At maturity of the land loan on August 9, 2009, the joint venture’s subsidiary borrower did not repay the loan. On October 23, 2009, the joint venture received a notice of default from the lenders under the land acquisition financing with respect to the subsidiary borrower’s failure to repay the loan in full on the then effective maturity date. However, the lenders under the land acquisition financing have not, to our knowledge, accelerated the debt or exercised any other remedies. Further, the joint venture has entered into a term sheet with the lenders under the land acquisition financing to amend the loan agreement governing the land acquisition financing to, among other things, extend the maturity date to August 9, 2011 and thereby cure the event of default. There can be no assurance that the joint venture will be able to complete the amendment process with the lenders under the land acquisition financing on a timely basis or at all.
Morgans Europe Mortgage Agreement. Morgans Europe, the 50/50 joint venture through which we own interests in two hotels located in London, England, St Martins Lane and Sanderson, has outstanding mortgage debt of £101.0 million, or approximately $160.5 million, as of September 30, 2009, which matures on November 24, 2010. The joint venture is currently considering various options with respect to the refinancing of this mortgage obligation.
Other Possible Uses of Capital. We have a number of owned expansion and development projects under consideration at our discretion. We also have joint venture projects under development, such as Mondrian SoHo, which may require additional equity investments and/or credit support to complete.
Comparison of Cash Flows for the Nine Months Ended September 30, 2009 to the Nine Months Ended September 30, 2008
Given the current economic downturn, we have implemented various cost-saving initiatives in 2008 and 2009, which we believe will help prepare us for the anticipated continuing economic challenges during 2009.
Operating Activities. Net cash used in operating activities was $14.2 million for the nine months ended September 30, 2009 as compared to net cash provided by operating activities of $19.6 million for the nine months ended September 30, 2008. The increase in cash used in operating activities is primarily due to changes in working capital and lower operating cash flow due to the impact of the current economic downturn.
Investing Activities. Net cash used in investing activities amounted to $16.0 million for the nine months ended September 30, 2009 as compared to $45.9 million for the nine months ended September 30, 2008. The decrease in cash used in investing activities primarily relates to a decrease in our capital expenditures. During the first nine months of 2008, Mondrian Los Angeles and Morgans were under renovation and there are no comparable renovation activities during 2009.

Financing Activities. Net cash provided by financing activities amounted to $15.2 million for the nine months ended September 30, 2009 as compared to net cash used in financing activities of $36.7 million for the nine months ended September 30, 2008. In March 2009 and May 2009, the Company borrowed an aggregate of approximately $139.3 million under its Revolving Credit Facility for general corporate purposes, for which there were no comparable borrowings during the same period in 2008. All but $23.5 million of these borrowings were repaid in August 2009. Additionally, during the nine months ended September 30, 2008, the Company repurchased approximately $19.2 million of its common stock, for which there were no comparable stock repurchases during the same period in 2009.
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
Among other things, the Amended Revolving Credit Facility:
•	deleted the financial covenant requiring us to maintain certain leverage ratios;
•
revised the fixed charge coverage ratio (defined generally as the ratio of consolidated EBITDA excluding Mondrian Scottsdale’s EBITDA for the periods ending June 30, 2009 and September 30, 2009 and Clift’s EBITDA for all periods to consolidated interest expense excluding Mondrian Scottsdale’s interest expense for the periods ending June 30, 2009 and September 30, 2009 and Clift’s interest expense for all periods) that we are required to maintain for each four-quarter period to no less than 0.90 to 1.00 from the previous fixed charge coverage ratio of no less than 1.75 to 1.00 As of September 30, 2009, the Company’s fixed charge coverage ratio was 1.63x;

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

•
revised certain provisions related to permitted indebtedness, including, among other things, deleting certain provisions permitting unsecured indebtedness and indebtedness for the acquisition or expansion of hotels;

•	prohibits repurchase of our common equity interests by the Company or Morgans Group LLC;
•	imposes certain limits on any secured swap agreements entered into after the effective date of the Amended Revolving Credit Facility; and
•
provided for a waiver of any default or event of default, to the extent that a default or event of default existed for failure to comply with any financial covenant under the existing Revolving Credit Facility as of June 30, 2009 and/or for the four fiscal quarters ended June 30, 2009.

In addition to the provisions above, the Amended Revolving Credit Facility reduced the maximum aggregate amount of the commitments from $220.0 million to $125.0 million, which amount is available under two tranches: (i) a revolving credit facility in an amount equal to $90.0 million (the “New York Tranche”), which is secured by a mortgage on Morgans Hotel and Royalton Hotel (the “New York Properties”) and a mortgage on the Delano Hotel (the “Florida Property”); and (ii) a revolving credit facility in an amount equal to $35.0 million (the “Florida Tranche”), which is secured by the mortgage on the Florida Property (but not the New York Properties). The Amended Revolving Credit Facility also provides for a letter of credit facility in the amount of $25.0 million, which is secured by the mortgages on the New York Properties and the Florida Property. At any given time, the amount available for borrowings under the Amended Revolving Credit Facility is contingent upon the borrowing base valuation, which is calculated as the lesser of (i) 60% of appraised value and (ii) the implied debt service coverage value of certain collateral properties securing the Amended Revolving Credit Facility; provided that the portion of the borrowing base attributable to the New York Properties will never be less than 35% of the appraised value of the New York Properties. Total availability under the Amended Revolving Credit Facility as of September 30, 2009 was $123.2 million, of which $23.5 million of borrowings were outstanding, and approximately $9.8 million of letters of credit were posted, all allocated to the Florida Tranche. We believe that, without the amendment, we would have had limited, if any, availability under the Revolving Credit Facility for the remainder of its term.
The Amended Revolving Credit Facility bears interest at a fluctuating rate measured by reference to, at the Company’s election, either LIBOR (subject to a LIBOR floor of 1%) or a base rate, plus a borrowing margin. LIBOR loans have a borrowing margin of 3.75% per annum and base rate loans have a borrowing margin of 2.75% per annum. The Amended Revolving Credit Facility also provides for the payment of a quarterly unused facility fee equal to the average daily unused amount for each quarter multiplied by 0.25% before the effective date of the amendment and 0.5% after the effective date of the amendment.
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
Mortgage Agreements. On October 6, 2006, our subsidiaries that own Hudson and Mondrian Los Angeles entered into non-recourse mortgage financings with Wachovia Bank, National Association, as lender, consisting of two separate mortgage loans and a mezzanine loan. As of September 30, 2009, the Mortgages consisted of (i) $217.0 million first mortgage note secured by Hudson, (ii) a $32.5 million mezzanine loan secured by a pledge of the equity interests in our subsidiary owning Hudson, and (iii) a $120.5 million first mortgage note secured by Mondrian Los Angeles. The Mortgages bear interest at a blended rate of 30-day LIBOR plus 125 basis points.
The Mortgages mature on July 12, 2010. We have the option of extending the maturity date of the Mortgages to October 15, 2011 provided that certain extension requirements are achieved, including maintaining a debt service coverage ratio, as defined, at the subsidiary owning the relevant hotel for the two fiscal quarters preceding the maturity date of 1.55 to 1.00 or greater. A portion of the Mortgages may need to be repaid in order to meet this covenant, or we may consider refinancing these Mortgages. We maintain swaps that effectively fix the LIBOR rate on the debt under the Mortgages at approximately 5.0% through the initial maturity date.
The prepayment clause in the Mortgages permits us to prepay the Mortgages in whole or in part on any business day.
On October 14, 2009, we entered into an agreement with one of our lenders which holds, among other loans, the Hudson mezzanine loan. Under the agreement, we paid an aggregate of $11.2 million to (i) reduce the principal balance of the mezzanine loan from $32.5 million to $26.5 million, (ii) acquire interests in $4.5 million of certain of our other debt obligations, (iii) pay fees, and (iv) obtain a forbearance from the mezzanine lender until October 12, 2013 from exercising any remedies resulting from a maturity default, subject only to maintaining certain interest rate caps and making an additional aggregate payment of $1.3 million to purchase additional interests in certain of our other debt obligations prior to October 11, 2011. We believe these transactions will have the practical effect of extending the Hudson mezzanine loan by three years and three months beyond its scheduled maturity of July 12, 2010. The mezzanine lender also agreed to cooperate with us in our efforts to seek an extension of the $217.0 million Hudson mortgage loan, which is also set to mature on July 12, 2010, and to consent to certain refinancings and other modifications of the Hudson mortgage loan.
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
The Trust Notes agreement required that we do not fall below a fixed charge coverage ratio, defined generally as the ratio of consolidated EBITDA, excluding Clift’s EBITDA, over consolidated interest expense, excluding Clift’s interest expense, of 1.4 to 1.0 for four consecutive quarters. On November 2, 2009, we amended the Trust Notes Agreement to permanently eliminate this financial covenant. We paid a one-time fee of $2.0 million in exchange for the permanent removal of the covenant.
Clift. We lease Clift under a 99-year non-recourse lease agreement expiring in 2103. The lease is accounted for as a financing with a balance of $82.8 million at September 30, 2009. The lease payments are $6.0 million per year through October 2014 with inflationary increases at five-year intervals thereafter beginning in October 2014.
Hudson. We lease two condominium units at Hudson which are reflected as capital leases with balances of $6.1 million at September 30, 2009. Currently annual lease payments total approximately $800,000 and are subject to increases in line with inflation. The leases expire in 2096 and 2098.
Promissory Note. The purchase of the property across from the Delano South Beach was partially financed with the issuance of a $10.0 million interest only non-recourse promissory note to the seller. The note matures on January 24, 2010 and currently bears interest at 11.0%, which was required to be prepaid in full at the time the note was extended in November 2008. The obligations under the note are secured by the property. Additionally, in January 2009, an affiliate of the seller financed an additional $0.5 million to pay for costs associated with obtaining necessary permits. This $0.5 million promissory note matures on January 24, 2010 and bears interest at 11%. The obligations under this note are secured with a pledge of the equity interests in our subsidiary that owns the property.
Mondrian Scottsdale Debt. Mondrian Scottsdale is subject to $40.0 million of non-recourse mortgage and mezzanine financing, for which Morgans Group LLC has provided a standard non-recourse carve-out guaranty. In June 2009, the loans matured and the Company discontinued subsidizing the $40 million non-recourse mortgage and mezzanine loans secured by its interests in Mondrian Scottsdale. We are currently operating Mondrian Scottsdale. We do not intend to commit significant monies toward the repayment or restricting of the loans or the funding of the operating deficits.

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
On January 1, 2009, the Company adopted FASB Staff Position No. APB 14-1 (“FSP APB 14-1”), which clarifies the accounting for the Convertible Notes payable and has subsequently been codified in ASC 470-20, Debt, Debt with Conversion and other Options (“ASC 470-20”). ASC 470-20 requires the proceeds from the sale of the Convertible Notes to be allocated between a liability component and an equity component. The resulting debt discount must be amortized over the period the debt is expected to remain outstanding as additional interest expense. ASC 470-20 required retroactive application to all periods presented. The equity component, recorded as additional paid-in capital, was $10.1 million, which represents the difference between the proceeds from issuance of the Convertible Notes and the fair value of the liability, net of deferred taxes of $5.3 million, as of the date of issuance of the Convertible Notes.
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
Capital Expenditures and Reserve Funds
We are obligated to maintain reserve funds for capital expenditures at our Owned Hotels as determined pursuant to our debt and lease agreements related to such hotels, with the exception of Delano South Beach, Royalton and Morgans. Our Joint Venture Hotels generally are subject to similar obligations under debt agreements related to such hotels, or under our management agreements. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. Such agreements typically require us to reserve funds at amounts equal to 4% of the hotel’s revenues and require the funds to be set aside in restricted cash. In addition, our restaurant joint ventures require the ventures to set aside restricted cash of between 2% to 4% of gross revenues of the restaurant. As of September 30, 2009, $3.3 million was available in restricted cash reserves for future capital expenditures under these obligations related to our Owned Hotels.
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

During 2006, 2007 and 2008, our Owned Hotels that were not subject to these reserve funding obligations — Delano South Beach, Royalton, and Morgans — underwent significant room and common area renovations, and as such, are not expected to require a substantial amount of capital spending during 2009. Management will evaluate the capital spent at these properties on an individual basis and ensure that such decisions do not impact the overall quality of our hotels or our guests’ experience.
Under the Amended Revolving Credit Facility, we are generally prohibited from funding capital expenditures with respect to any hotels owned by us other than maintenance capital expenditures for any hotel not exceeding 4% of the annual gross revenues of such hotel and certain other exceptions.
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
On February 22, 2006, we entered into an interest rate forward starting swap that effectively fixes the interest rate on $285.0 million of mortgage debt at approximately 4.25% on Mondrian Los Angeles and Hudson with an effective date of July 9, 2007 and a maturity date of July 15, 2010. This derivative qualifies for hedge accounting treatment per ASC 815-10, Derivatives and Hedging (“ASC 815-10”) and accordingly, the change in fair value of this instrument is recognized in other comprehensive income.
In connection with the Mortgages, the Company also entered into an $85.0 million interest rate swap that effectively fixes the LIBOR rate on $85.0 million of the debt at approximately 5.0% with an effective date of July 9, 2007 and a maturity date of July 15, 2010. This derivative qualifies for hedge accounting treatment per ASC 815-10 and accordingly, the change in fair value of this instrument is recognized in other comprehensive income.
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
Morgans Europe’s net income or loss and cash distributions or contributions are allocated to the partners in accordance with ownership interests. At September 30, 2009, we had a negative investment in Morgans Europe of $2.8 million. We account for this investment under the equity method of accounting. Our equity in income of the joint venture amounted to $0.8 million and $0.9 million for the nine months ended September 30, 2009 and 2008, respectively.

Mondrian South Beach. We own a 50% interest in Mondrian South Beach, a recently renovated apartment building which was converted into a condominium and hotel. Mondrian South Beach opened in December 2008, at which time we began operating the property under a long-term management contract.
We account for this investment under the equity method of accounting. At September 30, 2009, our investment in Mondrian South Beach was $20.3 million. Our equity in loss of Mondrian South Beach amounted to $4.7 million and $1.1 million for the nine months ended September 30, 2009 and 2008, respectively.
Hard Rock. As of September 30, 2009, we owned an 11.3% interest in the Hard Rock, based on cash contributions, through a joint venture with DLJMB. We also manage the Hard Rock under a management agreement, for which we receive a management fee and a chain service expense reimbursement based on a percentage of all non-gaming revenue including rental income, and a fixed annual gaming facilities support fee. We can also earn an incentive management fee based on EBITDA, as defined, above certain levels. We account for this investment under the equity method of accounting. For the nine months ended September 30, 2009, our equity in loss from the Hard Rock joint venture was $13.2 million. This amount was not recognized in our consolidated financial statements for the nine months ended September 30, 2009, as it exceeds our investment balance and commitments to provide additional equity to the joint venture. At September 30, 2009, we had a negative investment in the Hard Rock of $8.2 million.
Echelon Las Vegas. In January 2006, we entered into a 50/50 joint venture agreement with a subsidiary of Boyd to develop Delano Las Vegas and Mondrian Las Vegas as part of Boyd’s Echelon project. We account for this investment under the equity method of accounting. Given the current economic environment, during the three months ended September 30, 2009, we recorded non-cash impairment charges of $17.2 million representing the entire value of this investment. These costs related primarily to the plans and drawings for this development project. While we have not made any formal decisions regarding the future of this project, we do not expect to develop this project in next three to five years.
Mondrian SoHo. In June 2007, we contributed approximately $5.0 million for a 20% equity interest in a joint venture with Cape Advisors Inc. which is developing a Mondrian hotel in the SoHo neighborhood of New York City. Upon completion, we expect to operate the hotel under a 10-year management contract with two 10-year extension options. As of September 30, 2009, our investment in the Mondrian SoHo venture was $8.3 million.
Ames in Boston. On June 17, 2008 the Company, Normandy Real Estate Partners, and local partner Ames Hotel Partners, entered into a joint venture to develop the Ames hotel in Boston. Upon completion, we expect to operate Ames under a 20-year management contract. Ames is currently expected to open in the fourth quarter of 2009. We expect to have an approximately 35% economic interest in the joint venture. As of September 30, 2009, our investment in the Ames joint venture was $11.2 million. The project is expected to qualify for federal and state historic rehabilitation tax credits.
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

Yucaipa warrants. In connection with the Yucaipa investment, discussed above, we issued warrants to the Investors to purchase 12,500,000 shares of our common stock at an exercise price of $6.00 per share. The warrants have a 7-1/2 year term and are exercisable utilizing a cashless exercise method only, resulting in a net share issuance. The exercise of the warrants is subject to approval by our stockholders of the issuance of the shares of common stock issuable upon exercise. The exercise of the warrants is also subject to an exercise cap which effectively limits the Investors’ beneficial ownership of our common stock to 9.9% at any one time. The exercise price and number of shares subject to the warrants are both subject to anti-dilution adjustments.
Yucaipa contingent warrants. In connection with the Fund Formation Agreement, we issued to the Fund Manager 5,000,000 contingent warrants to purchase our common stock at an exercise price of $6.00 per share with a 7-1/2 year term. These contingent warrants will only become exercisable if the Fund obtains capital commitments in certain amounts over certain time periods and also meets certain further capital commitment and investment thresholds. The exercise of these contingent warrants is subject to the approval of the issuance of the shares of common stock issuable upon exercise by our stockholders. The exercise of these contingent warrants is also subject to an exercise cap which effectively limits the Fund Manager’s beneficial ownership (which is considered jointly with the Investors’ beneficial ownership) of our common stock to 9.9% at any one time. The exercise price and number of shares subject to these contingent warrants are both subject to anti-dilution adjustments.
For further information regarding our off balance sheet arrangements, see Notes 4, 6 and 10 to our consolidated financial statements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Quantitative and Qualitative Disclosures About Market Risk
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Some of our outstanding debt has a variable interest rate. As described in “Management’s Discussion and Analysis of Financial Results of Operations — Derivative Financial Instruments” above, we use some derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of September 30, 2009, our total outstanding consolidated debt, including capitalized lease obligations, was approximately $744.1 million, of which approximately $433.5 million, or 58.3%, was variable rate debt.
We entered into hedging arrangements on $285.0 million of variable rate debt in connection with the mortgage debt on Hudson and Mondrian Los Angeles, which matures on July 9, 2010 and effectively fixes LIBOR at approximately 4.25%. At September 30, 2009, the one month LIBOR rate was 0.2%. If market rates of interest on this variable rate debt increase by 1.0%, or 100 basis points, the increase in interest expense would reduce future pre-tax earnings and cash flows by approximately $2.9 million annually and the maximum annual amount the interest expense would increase on this variable rate debt is $13.7 million due to our interest rate cap agreement, which would reduce future pre-tax earnings and cash flows by the same amount annually. If market rates of interest on this variable rate decrease by 0.2%, or 20 basis points, the decrease in interest expense would increase pre-tax earnings and cash flow by approximately $0.7 million annually.

In connection with the Mortgages, we also entered into an $85.0 million interest rate swap that effectively fixes the LIBOR rate on $85.0 million of the debt at approximately 5.0% with an effective date of July 9, 2007 and a maturity date of July 15, 2010. If market rates of interest on this variable rate debt increase by 1.0%, or 100 basis points, the increase in interest expense would reduce future pre-tax earnings and cash flows by approximately $0.9 million annually and the maximum annual amount the interest expense would increase on this variable rate debt is $4.0 million due to our interest rate cap agreement, which would reduce future pre-tax earnings and cash flows by the same amount annually. If market rates of interest on this variable rate decrease by 0.2%, or 20 basis points, the decrease in interest expense would increase pre-tax earnings and cash flow by approximately $0.2 million annually.
Our variable rate debt also consisted of $23.5 million outstanding under the Revolving Credit Facility at a rate of LIBOR plus 1.35% as of September 30, 2009. If market rates of interest on this variable rate debt increase by 1.0% or 100 basis points, the increase in interest expense would reduce future pre-tax earnings and cash flows by approximately $0.1 million annually. If market rates of interest on this variable rate debt decrease by 0.2%, or 20 basis points, the decrease in interest expense would increase pre-tax earnings and cash flow by approximately $0.1 million.
Our fixed rate debt consists of Trust Notes, the Convertible Notes, the promissory notes on the property across the street from Delano South Beach, and the Clift lease. The fair value of some of this debt is greater than the book value. As such, if market rates of interest increase by 1.0%, or approximately 100 basis points, the fair value of our fixed rate debt would decrease by approximately $11.1 million. If market rates of interest decrease by 1.0%, or 100 basis points, the fair value of our fixed rate debt would increase by $62.0 million.
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
We have entered into agreements with each of our derivative counterparties in connection with our interest rate swaps and hedging instruments related to the Convertible Notes, providing that in the event we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations.
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
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15 of the Securities and Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None
Item 3. Defaults Upon Senior Securities.
On June 1, 2009, the $40.0 million mortgage and mezzanine financing on Mondrian Scottsdale matured and were not repaid. We are currently operating Mondrian Scottsdale and accruing interest. As of November 3, 2009, the $40.0 million mortgage and mezzanine loans remained outstanding and we have accrued $0.5 million in interest. See “Debt — Mondrian Scottsdale” in the section of this Quarterly Report on Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
On August 1, 2009, the $95.6 million outstanding non-recourse mortgage loan and mezzanine loan agreements related to Mondrian South Beach matured. We are currently operating Mondrian South Beach. The joint venture is in discussions with the lenders to extend the maturity. As of November 3, 2009, the mortgage and mezzanine loans remained outstanding and the joint venture has accrued $1.7 million in interest since August 1, 2009. See “Potential Capital Expenditures and Liquidity Requirements — Mondrian South Beach Mortgage and Mezzanine Loans” in the section of this Quarterly Report on Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

At maturity of the land loan on August 9, 2009, Hard Rock joint venture’s subsidiary borrower did not repay its outstanding $50.0 million land loan. On October 23, 2009, the joint venture received a notice of default from the lenders under the land acquisition financing with respect to the subsidiary borrower’s failure to repay the loan in full on the then effective maturity date. However, the lenders under the land acquisition financing have not, to the Company’s knowledge, accelerated the debt or exercised any other remedies. Further, the joint venture has entered into a term sheet with the lenders under the land acquisition financing to amend the loan agreement governing the land acquisition financing to, among other things, extend the maturity date to August 9, 2011 and thereby cure the event of default. There can be no assurance that the joint venture will be able to complete the amendment process with the lenders under the land acquisition financing on a timely basis or at all. As of November 3, 2009, the land loan remained outstanding and the joint venture has paid interest through November 8, 2009. See “Potential Capital Expenditures and Liquidity Requirements — Hard Rock Land Loan” in the section of this Quarterly Report on Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
On September 15, 2009, the joint venture that owns Shore Club received a notice of default on behalf of the special servicer for the lender on the joint venture’s mortgage loan for failure to make its September monthly payment and for failure to maintain its debt service coverage ratio, as required by the loan documents. On October 7, 2009, the joint venture received a second letter on behalf of the special servicer for the lender accelerating the payment of all outstanding principal, accrued interest, and all other amounts due on the mortgage loan. The lender also demanded that the joint venture transfer all rents and revenues directly to the lender to satisfy the joint venture’s debt. The Company understands that the joint venture and the lender are currently in discussions to address the default.
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

Morgans Hotel Group Co.
November 5, 2009	/s/ Fred J. Kleisner
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

3.3	Certificate of Designations for Series A Preferred Securities (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

4.1
Specimen Certificate of Common Stock of Morgans Hotel Group Co. (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on January 17, 2006)

4.2
Junior Subordinated Indenture, dated as of August 4, 2006, between Morgans Hotel Group Co., Morgans Group LLC and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 11, 2006)

4.3
Amended and Restated Trust Agreement of MHG Capital Trust I, dated as of August 4, 2006, among Morgans Group LLC, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, and the Administrative Trustees Named Therein (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 11, 2006)

4.4
Stockholder Protection Rights Agreement, dated as of October 9, 2007, between Morgans Hotel Group Co. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on October 10, 2007)

4.5
Amendment to the Stockholder Protection Rights Agreement, dated July 25, 2008, between the Company and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on July 30, 2008)

4.6
Amended and Restated Stockholder Protection Rights Agreement, dated as of October 1, 2009, between Morgans Hotel Group Co. and Mellon Investor Services LLC, as Rights Agent (including Forms of Rights Certificate and Assignment and of Election to Exercise as Exhibit A thereto and Form of Certificate of Designation and Terms of Participating Preferred Stock as Exhibit B thereto) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on October 2, 2009)

4.7
Indenture related to the Senior Subordinated Convertible Notes due 2014, dated as of October 17, 2007, by and among Morgans Hotel Group Co., Morgans Group LLC and The Bank of New York, as trustee (including form of 2.375% Senior Subordinated Convertible Note due 2014) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on October 17, 2007)

Exhibit
Number	Description
4.8
Registration Rights Agreement, dated as of October 17, 2007, between Morgans Hotel Group Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on October 17, 2007)

4.9
Form of Warrant for Warrants issued under Securities Purchase Agreement to Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

4.10	Warrant, dated October 15, 2009, issued to Yucaipa American Alliance Fund II, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

4.11	Warrant, dated October 15, 2009, issued to Yucaipa American Alliance Fund II, LLC (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

4.12
Amendment No. 1, dated as of October 15, 2009, to Amended and Restated Stockholder Protection Rights Agreement, dated as of October 1, 2009, between the Registrant and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

4.13
Supplemental Indenture, dated as of November 2, 2009, by and among Morgans Group LLC, the Company and The Bank of New York Mellon Trust Company, National Association (as successor to JPMorgan Chase Bank, National Association), as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 4, 2009)

10.1
Fifth Amendment to Credit Agreement; and Waiver Agreement dated as of August 5, 2009, by and among Morgans Group LLC, Beach Hotel Associates LLC, Morgans Holdings LLC and Royalton LLC, as Borrowers, Morgans Hotel Group Co., each of the Guarantors party thereto, each of the Lenders party thereto and Wachovia Bank, National Association, as Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 6, 2009)

10.2
Securities Purchase Agreement, dated as of October 15, 2009, by and among the Registrant and Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

10.3
Real Estate Fund Formation Agreement, dated as of October 15, 2009, by and between Yucaipa American Alliance Fund II, LLC and the Registrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

10.4
Registration Rights Agreement, dated as of October 15, 2009, by and between the Registrant and Yucaipa American Alliance Fund II, L.P., Yucaipa American Alliance (Parallel) Fund II, L.P. and Yucaipa American Alliance Fund II, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

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