Form 10-K
period 2009-12-31
Morgans Hotel Group Co.
filed 2010-03-15
CIK 1342126

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $96,446,788, based on a closing sale price of $3.83 as reported on the NASDAQ Global Market (formerly the NASDAQ National Market) on June 30, 2009.
As of March 11, 2010, the registrant had issued and outstanding 29,926,229 shares of common stock, par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Morgans Hotel Group Co.’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held in 2010 are incorporated by reference into Part III of this report.

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
The forward-looking statements contained in this Annual Report on Form 10-K reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ materially from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Important risks and factors that could cause our actual results to differ materially from those expressed in any forward-looking statements include, but are not limited to economic, business, competitive market and regulatory conditions such as:
•	a sustained downturn in economic and market conditions, particularly levels of spending in the business, travel and leisure industries;
•	continued tightness in the global credit markets;
•	general volatility of the capital markets and our ability to access the capital markets;
•	our ability to refinance our current outstanding debt and to repay outstanding debt as such debt matures;
•	the impact of financial and other covenants in our Amended Revolving Credit Facility (defined below) and other debt instruments that limit our ability to borrow and restrict our operations;
•	our ability to protect the value of our name, image and brands and our intellectual property;
•	risks related to natural disasters, such as earthquakes and hurricanes;
•	hostilities, including future terrorist attacks, or fear of hostilities that affect travel;
•
risks related to our international operations, such as global economic conditions, political or economic instability, compliance with foreign regulations and satisfaction of international business and workplace requirements;

•	our ability to timely fund the renovations and capital improvements necessary to maintain our properties at the quality of the Morgans Hotel Group brand;
•	our ability to adjust in a timely manner to any increases in fixed costs, such as taxes and insurance, or reductions in revenues;
•	risks associated with the acquisition, development and integration of properties;
•	the risks of conducting business through joint venture entities over which we may not have full control;

•	our ability to perform under management agreements and to resolve any disputes with owners of properties that we manage but do not wholly own;
•	the impact of any material litigation;

•	the loss of key members of our senior management;
•	changes in the competitive environment in our industry and the markets where we invest;
•	the seasonal nature of the hospitality business;
•	ownership of a substantial block of our common stock by a small number of outside investors and the ability of such investors to influence key decisions;
•	the impact of any dividend payments or accruals on our preferred securities on our cash flow and the value of our common stock; and
•	other risks discussed in this Annual Report on Form 10-K in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Result of Operations.”
We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform these statements to actual results.

PART I

ITEM 1.	BUSINESS
Overview
Morgans Hotel Group Co. is a fully integrated hospitality company that operates, owns, acquires, develops and redevelops boutique hotels primarily in gateway cities and select resort markets in the United States, Europe and in select international locations. Over our 26-year history, we have gained experience operating in a variety of market conditions. At December 31, 2009, we owned or partially owned, and managed a portfolio of thirteen luxury hotel properties in New York, Miami, Los Angeles, San Francisco, London, Las Vegas, Boston and Scottsdale, comprising approximately 4,700 rooms. In addition, we manage two non-Morgans Hotel Group branded hotels in San Juan, Puerto Rico and Playa del Carmen, Mexico comprising approximately 150 rooms, each of which we anticipate will be re-developed by the respective owner into Morgans Hotel Group branded properties in the future. We also have a hotel under development in the SoHo neighborhood of New York which is currently scheduled to open in late 2010. We have other hotel development projects, including projects to be developed by third-parties but managed by us upon completion, in various stages of advancement and pending financing, located in Palm Springs and elsewhere.
Unlike traditional brand-managed or franchised hotels, boutique hotels provide their guests with what we believe is a distinctive lodging experience. Each of our Morgans Hotel Group branded hotels has a personality specifically tailored to reflect the local market environment and features a modern, sophisticated design that includes critically acclaimed public spaces, popular “destination” bars and restaurants and highly personalized service. Significant media attention has been devoted to our hotels, which we believe is the result of their distinctive nature, renowned design, dynamic and exciting atmosphere, celebrity guests and high-profile events. We believe that the Morgans Hotel Group brand and each of our individual property brands are synonymous with style, innovation and service. We believe that this combination of lodging and social experiences, and association with our brands, increases our occupancy levels and pricing power.
At December 31, 2009, our owned or partially owned and managed portfolio of Morgans Hotel Group branded hotel properties consisted of:
•
seven hotels that we own and manage, or the Owned Hotels — Morgans, Royalton and Hudson in New York, Delano in South Beach, Miami (“Delano South Beach”), Mondrian in Los Angeles (“Mondrian Los Angeles”), Clift in San Francisco (which we lease under a long-term lease that is treated as a financing) and Mondrian in Scottsdale (“Mondrian Scottsdale”), comprising approximately 2,100 rooms. Mondrian Scottsdale is in foreclosure proceedings and the management agreement has been terminated with an effective termination date of March 16, 2010;

•	a 50% interest in two hotels in London, St Martins Lane and Sanderson, comprising approximately 350 rooms, which we manage;
•	a 50% interest in Mondrian in South Beach, Miami (“Mondrian South Beach”), which is a hotel condominium project that opened in December 2008, comprising approximately 330 rooms, which we manage;
•	a 7% interest in the 300-room Shore Club in South Beach, Miami which we manage;
•	a 12.8% interest in the Hard Rock Hotel and Casino in Las Vegas (“Hard Rock”), which we manage; and
•	a 35% interest in the 114-room Ames in Boston, which we manage.
In addition to the above Morgans Hotel Group branded hotels, as of December 31, 2009, we also managed the San Juan Water and Beach Club in San Juan, Puerto Rico and Hotel Las Palapas in Playa del Carmen, Mexico, each of which we anticipate will be re-developed by the respective owner into Morgans Hotel Group branded properties in the future.

In addition to our current portfolio, we expect to operate, own, acquire, redevelop and develop new hotel properties that are consistent with our portfolio in major metropolitan cities and select resort markets in the United States, Europe and other select international destinations. We currently have a development project in the SoHo neighborhood of New York which has identified financing and is expected to open in late 2010. In addition, we have other development projects in various stages of advancement, including a project in Palm Springs, to be developed by third-parties but managed by us upon completion. As a result of the challenging economic environment, and specifically the tightening of the credit markets, financing for Palm Springs and other projects has not yet been obtained. We and our joint venture partners or the project developers, as applicable, may not be able to obtain adequate project financing in a timely manner or at all. If project financing is not obtained, we and our joint venture partners or the project developers, as applicable, may seek additional equity investors to raise capital, limit the scope of the project, defer the project or cancel the project all together.
We conduct our operations through Morgans Group LLC, a Delaware limited liability company and our operating company, which we refer to as Morgans Group. Morgans Group holds substantially all of our assets. We are the managing member of Morgans Group and held approximately 97% of its membership units at December 31, 2009, not including long-term incentive plan units, or LTIP Units, convertible into membership units issued as part of our employee compensation plans. We manage all aspects of Morgans Group, including the operation, development, sale and purchase of, and investments in, hotels primarily through our management company, Morgans Hotel Group Management LLC, or MHG Management Company. The remaining membership interests in Morgans Group, other than LTIP Units, are owned by Residual Hotel Interest, LLC or its affiliates and are exchangeable for our common stock.
We were incorporated in Delaware in October 2005 and completed our initial public offering of common stock, or IPO, on February 17, 2006. Our corporate offices are located at 475 Tenth Avenue, New York, New York 10018. Our telephone number is (212) 277-4100. We maintain a website that contains information about us at www.morganshotelgroup.com.
Corporate Strategy
Our corporate strategy has been to grow through our proven ability to replicate our model on an individualized but consistent basis across a growing portfolio and by leveraging our portfolio of brands for expansion in both new and existing markets. Although we believe our growth will continue to be negatively impacted by the current global economic downturn and extreme disruptions in financial markets in the near-term, we intend to continue building on this corporate strategy in the long-term. We believe that our current management team and existing operating infrastructure provide us with the ability to successfully integrate assets into our portfolio as we grow and expand. Due to our proven corporate strategy and the plans we have implemented to weather the difficult economic environment, we believe we are well positioned for the future.
Internal Growth. With the completion of renovations over the past several years, we believe our portfolio of Owned Hotels is well positioned and has no significant deferred capital expenditures or improvements in the near term. During 2008, we completed extensive renovations of guest rooms, including technological upgrades, common areas and the restaurant and bars at Mondrian Los Angeles and Morgans. Between 2006 and 2008, we completed renovations of guest rooms and common areas at Delano, Royalton, Morgans and Mondrian Los Angeles. As a result of these hotel renovations, we believe we are well positioned to generate increased revenue at these properties in the future.
Targeted Renovations and Expansions. We will continue to pursue targeted projects throughout our portfolio of both Owned Hotels and Joint Venture Hotels that we believe will increase our appeal to potential guests and improve the revenue generation potential at our properties. During 2009, we completed major portions of a large-scale expansion project at Hard Rock that included the addition of approximately 875 guest rooms, including an all-suite tower with upgraded amenities, and expanded and reconfigured public areas with the addition of amenities and revenue drivers, such as restaurants, bars, health clubs, banquet and meeting spaces and retail shops. At Hudson, we converted 26 single room occupancy (“SRO”) units into guest rooms during early 2009. In addition, at Hudson, we recently developed previously unused space and opened Good Units, an exclusive venue for special functions, in February 2010. We continuously seek internal expansion and growth opportunities.

Operational and Infrastructure Initiatives. We strive to implement state-of-the-art operational systems and apply best practices to maximize synergies at the portfolio level. Within the past few years, we have launched a number of operational and technology initiatives that are designed to result in revenue growth, significant improvements in our operating costs and efficiencies, an improved guest experience and an enhanced ability to market to our customers’ specific lodging needs. Operationally, during late 2008 and throughout 2009, we weathered the economic downturn by implementing restructuring efforts and developing a multiphase contingency plan, which was rolled out beginning in early 2008. This contingency plan included targeted reductions in corporate-related costs as well as direct hotel expenses. We believe our experienced management team has allowed us to implement these cost cuts without significant impact on the overall quality of our guest experience. Going forward as occupancies begin to rebound, we will strive to maintain these cost efficiencies while increasing revenues.
External Growth. Once the economy and financial markets improve, we believe we are poised for external growth that will be driven by growth in major metropolitan markets and select resort locations as we extend our hotel, restaurant and bar brands. We intend to be flexible with respect to transaction structures and real estate requirements as we grow our business. During 2009, we expanded our hotel portfolio with the opening of Ames, a 114-room hotel in Boston, in November 2009. Additionally, we are expanding our hotel portfolio through the development of Mondrian SoHo, which has identified financing and is expected to open in late 2010. Currently, we have development projects in Palm Springs and other locations, for which financing has not yet been identified by us, the joint venture or the project developer. Given the current economic environment, including the state of the credit markets, with many sources of financing not readily available, these and other projects may not be able to obtain adequate project financing in a timely manner or at all and we, the joint venture or the project developer may have less capital to invest in them. If adequate project financing is not obtained, external growth projects may need to be limited in scope, deferred or cancelled altogether.
Target Markets. We base our decisions to enter new markets on a number of criteria, with a focus on markets that attract affluent travelers who value a distinctive and sophisticated atmosphere and outstanding service. Specifically, we target key gateway destinations that attract both domestic and foreign business and leisure travelers, as well as select resort markets. We believe that Boston, where we recently opened Ames, is an example of such a market. Consistent with our prior expansion activities, we will continue to seek growth primarily in markets with multiple demand drivers and high barriers to entry, including major North American metropolitan markets with vibrant urban locations, select resort locations, key European destinations that we believe offer a similar customer base as our established United States and United Kingdom markets, and select locations in the Middle East, Asia and South America.
Brand Extensions. We believe that our existing brand portfolio has considerable development potential. Many of our brands, including hotel brands such as Delano, Mondrian and Sanderson, and restaurant and bar brands such as Asia de Cuba and Skybar, may be extended to other hotels, restaurants and bars in our existing and new markets. Similarly, we believe our brand portfolio improves our ability to secure joint ventures and management agreements with third parties. For example, we currently have a development project underway in SoHo, New York to expand our Mondrian brand.
Flexible Business Model. We intend to be flexible with respect to transaction structures and real estate requirements as we grow our business. We will pursue attractive management agreements, joint ventures, acquisitions and other opportunities as they arise. As we pursue these opportunities, we will place significant emphasis on re-flag and pure management opportunities and, where equity investment is required, on securing long-term management agreements and a meaningful percentage of any equity growth or a significant total dollar return on investment. The acquisition and finance markets and the specifics of any particular deal will influence each transaction’s structure. We believe our flexibility should allow us greater access to strategically important hotels and other opportunities. Joint ventures with management agreements should provide us with enhanced return on investment through management and other fee income and access to strategically important hotels and other opportunities. For example, we have demonstrated our flexibility and our ability to partner effectively through our joint venture structures by entering into a management agreement for Hotel Las Palapas, located in the Playa del Carmen resort area of Mexico in November 2009. Hotel Las Palapas is owned by affiliates of Walton Street Capital (“Walton”) which is our joint venture partner in the ownership of Sanderson and St Martins Lane hotels in London, and is being operated as a non-Morgans Hotel Group branded hotel by us until such time as it can be re-developed by the owner into a Morgans Hotel Group branded property.

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
2009 Transactions and Developments
Amendment to the Revolving Credit Facility. On August 5, 2009, we and certain of our subsidiaries amended our $220.0 million revolving credit facility (the “Amended Revolving Credit Facility”) with Wells Fargo Securities, LLC (successor in interest to Wachovia Capital Markets, LLC) and Citigroup Global Markets Inc. For further discussion of the Amended Revolving Credit Facility, see the “Item 7 — Managements Discussion and Analysis of Financial Condition and Results of Operations — Debt—Amended Revolving Credit Facility” appearing elsewhere in this Annual Report on Form 10-K.
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

•	limits defaults relating to bankruptcy and judgments to certain events involving us, Morgans Group and our subsidiaries that are parties to the Amended Revolving Credit Facility;

•
prohibits capital expenditures with respect to any hotels owned by us, the borrowers, or subsidiaries, other than maintenance capital expenditures for any hotel not exceeding 4% of the annual gross revenues of such hotel and certain other exceptions;

•
revises certain provisions related to permitted indebtedness, including, among other things, deleting certain provisions permitting unsecured indebtedness and indebtedness for the acquisition or expansion of hotels;

•	prohibits repurchase of our common equity interests by us or Morgans Group;

•	imposes certain limits on any secured swap agreements entered into after the effective date of the Amended Revolving Credit Facility; and

•
provided for a waiver of any default or event of default, to the extent that a default or event of default existed for failure to comply with any financial covenant under our revolving credit facility before it was amended as of June 30, 2009 and/or for the four fiscal quarters ended June 30, 2009.

In addition to the provisions above, the Amended Revolving Credit Facility reduced the maximum aggregate amount of the commitments from $220.0 million to $125.0 million, divided into two tranches: (i) a revolving credit facility in an amount equal to $90.0 million (the “New York Tranche”), which is secured by a mortgage on Morgans and Royalton (the “New York Properties”) and a mortgage on the Delano South Beach (the “Florida Property”); and (ii) a revolving credit facility in an amount equal to $35.0 million (the “Florida Tranche”), which is secured by the mortgage on the Florida Property (but not the New York Properties). The Amended Revolving Credit Facility also provides for a letter of credit facility in the amount of $25.0 million, which is secured by the mortgages on the New York Properties and the Florida Property. At any given time, the amount available for borrowings under the Amended Revolving Credit Facility is contingent upon the borrowing base valuation, which is calculated as the lesser of (i) 60% of appraised value and (ii) the implied debt service coverage value of certain collateral properties securing the Amended Revolving Credit Facility; provided that the portion of the borrowing base attributable to the New York Properties will never be less than 35% of the appraised value of the New York Properties.

The interest rate per annum applicable to loans under the Amended Revolving Credit Facility is a fluctuating rate of interest measured by reference to, at our election, either LIBOR (subject to a LIBOR floor of 1%) or a base rate, plus a borrowing margin. LIBOR loans have a borrowing margin of 3.75% per annum and base rate loans have a borrowing margin of 2.75% per annum. The Amended Revolving Credit Facility also provides for the payment of a quarterly unused facility fee equal to the average daily unused amount for each quarter multiplied by 0.5%.
As of December 31, 2009, the outstanding balance of the Amended Revolving Credit Facility was $23.5 million, and approximately $1.8 million of letters of credit were outstanding, all allocated to the Florida Tranche. The owners of the New York Properties, our wholly-owned subsidiaries, have paid all mortgage recording and other taxes required for the mortgage on the New York Properties to secure in full the amount available under the New York Tranche. The commitments under the Amended Revolving Credit Facility terminate on October 5, 2011, at which time all outstanding amounts under the Amended Revolving Credit Facility will be due.
The Amended Revolving Credit Facility provides for customary events of default, including: failure to pay principal or interest when due; failure to comply with covenants; any representation proving to be incorrect; defaults relating to acceleration of, or defaults on, certain other indebtedness of at least $10.0 million in the aggregate; certain insolvency and bankruptcy events affecting us, Morgans Group or certain of our other subsidiaries that are party to the Amended Revolving Credit Facility; judgments in excess of $5.0 million in the aggregate affecting us, Morgans Group and certain of our other subsidiaries that are party to the Amended Revolving Credit Facility; the acquisition by any person of 40% or more of any outstanding class of our capital stock having ordinary voting power in the election of directors; and the incurrence of certain ERISA liabilities in excess of $5.0 million in the aggregate.
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
The Series A Preferred Securities have an 8% dividend rate for the first five years, a 10% dividend rate for years six and seven, and a 20% dividend rate thereafter. We have the option to redeem any or all of the Series A Preferred Securities at any time. The Series A Preferred Securities have limited voting rights and only vote on the authorization to issue senior preferred securities, amendments to their certificate of designations, amendments to our charter that adversely affect the Series A Preferred Securities and certain change in control transactions.
The warrants to purchase 12,500,000 shares of our common stock at an exercise price of $6.00 per share have a 7-1/2 year term and are exercisable utilizing a cashless exercise method only, resulting in a net share issuance. The exercise of the warrants is also subject to an exercise cap which effectively limits the Investors’ beneficial ownership of our common stock to 9.9% at any one time, unless we are no longer subject to gaming requirements or the Investors obtain all necessary gaming approvals to hold and exercise in full the warrants. The exercise price and number of shares subject to the warrant are both subject to anti-dilution adjustments.
Under the Securities Purchase Agreement, the Investors have consent rights over certain transactions for so long as they collectively own or have the right to purchase through exercise of the warrants 6,250,000 shares of our common stock, including (subject to certain exceptions and limitations):
•	the sale of all or substantially all of our assets to a third party;
•	the acquisition (including by merger, consolidation or other business combination) by us of a third party where the equity investment by us is $100 million or greater;

•	the acquisition (including by merger, consolidation or other business combination) of us by a third party; or
•	any change in the size of our board of directors to a number below 7 or above 9.

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
The exercise of these contingent warrants is subject to an exercise cap which effectively limits the Fund Manager’s beneficial ownership (which is considered jointly with the Investors’ beneficial ownership) of our common stock to 9.9% at any one time, subject to certain exceptions. The exercise price and number of shares subject to these contingent warrants are both subject to anti-dilution adjustments.
For so long as the Investors collectively own or have the right to purchase through exercise of the warrants 875,000 shares of our common stock, we have agreed to use our reasonable best efforts to cause our Board of Directors to nominate and recommend to our stockholders the election of a person nominated by the Investors as a director and to use our reasonable best efforts to ensure that the Investors’ nominee is elected to our Board of Directors at each such meeting. If that nominee is not elected by our stockholders, the Investors have certain observer rights and, in certain circumstances, the dividend rate on the Series A Preference Securities increases by 4% during any time that the Investors’ nominee is not a member of our Board of Directors. Effective October 15, 2009, the Investors nominated and our Board of Directors elected Michael Gross as a member of our Board of Directors. Mr. Gross was also named to the corporate governance and nominating committee. Deepak Chopra and David Moore resigned from their positions on our Board of Directors effective October 15, 2009.
Amendment to Trust Preferred Securities Indenture. On November 2, 2009, we entered into an amendment to the indenture related to our trust preferred securities to permanently eliminate the sole financial covenant. In exchange for the permanent removal of the covenant, we paid a one-time fee of $2.0 million.
Amendment to Hudson Mezzanine Loan. On October 14, 2009, we entered into an agreement with one of our lenders which holds, among other loans, the mezzanine loan on Hudson. Under the agreement, we paid an aggregate of $11.2 million to (i) reduce the principal balance of the mezzanine loan from $32.5 million to $26.5 million, (ii) acquire interests in $4.5 million of debt securities secured by certain of our other debt obligations, (iii) pay fees, and (iv) obtain a forbearance from the mezzanine lender until October 12, 2013 from exercising any remedies resulting from a maturity default, subject only to maintaining certain interest rate caps and making an additional aggregate payment of $1.3 million to purchase additional interests in certain of our other debt obligations prior to October 11, 2011. We believe these transactions will have the practical effect of extending the Hudson mezzanine loan by three years and three months beyond its scheduled maturity of July 12, 2010. The mezzanine lender also has agreed to cooperate with us in our efforts to seek an extension of the $217 million Hudson mortgage loan, which is also set to mature on July 12, 2010, and to consent to certain refinancings and other modifications of the Hudson mortgage loan.

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
In connection with the issuance of preferred securities and warrants discussed above, on October 15, 2009, the Rights Agreement was further amended to revise the definition of “Acquiring Person” and to add the definition of “Exempt Person” to exempt the Investors, the Fund Manager, and their affiliates from the definition of Acquiring Person in the Rights Agreement.
San Juan Water and Beach Club Management Agreement. On October 18, 2009, we began managing the San Juan Water and Beach Club Hotel, a 78-room beachfront hotel in Isla Verde, Puerto Rico, pursuant to a 10-year management agreement. The owners of the San Juan Water and Beach Club intend to obtain development rights to build a Morgans Hotel Group branded hotel including a casino. The ownership group includes Hotel Development Corp., a subsidiary of the Puerto Rico Tourism Company. We plan to operate the San Juan Water and Beach Club Hotel as a separate independent hotel pending re-development into a Morgans Hotel Group branded property. We anticipate contributing approximately $0.8 million toward the renovation of the hotel, which will be treated as a minority percentage ownership. As of December 31, 2009, we did not have an ownership interest in the hotel.
Hotel Las Palapas Management Agreement. On December 15, 2009 we began managing Hotel Las Palapas, located in the Playa del Carmen resort area, pursuant to a five-year management agreement with one five-year renewal option. Hotel Las Palapas is a 75-key beachfront hotel that is owned by affiliates of Walton. Walton plans to convert the site into a Morgans Hotel Group branded hotel when economic conditions improve.
Amendment of the Hard Rock Debt. On December 24, 2009 our Hard Rock joint venture amended the loan secured by the hotel and casino so that it is extendable to February 2014. In addition, the non-recourse loan, secured by approximately 11-acres of unused land owned by a Hard Rock subsidiary was also amended so that is extendable until February 2014. One of the lender groups funded half of the reserves necessary for the extension of the land loan in exchange for an equity participation in the land.
Mondrian Scottsdale Mortgage. In June 2009, the $40.0 million non-recourse mortgage and mezzanine loans on Mondrian Scottsdale matured and we discontinued subsidizing the debt service. The lender has initiated foreclosure proceedings against the property and the management agreement has been terminated with an effective termination date of March 16, 2010.
Special Stockholder Meeting. We held a special meeting of stockholders on January 28, 2010. At this meeting, our stockholders approved an amendment to our Amended and Restated 2007 Omnibus Incentive Plan to increase the number of shares reserved for issuance under the plan by 3,000,000 shares. Also at this meeting, our stockholders approved the full exercise of the warrants issued to the Investors and the Fund Manager in connection with the Yucaipa investment discussed above.
Extension of Promissory Notes. The purchase of the property across from the Delano South Beach was partially financed with the issuance of a $10.0 million interest only non-recourse promissory note to the seller with a scheduled maturity of January 24, 2010, which was subsequently extended, effective January 24, 2010, until January 24, 2011. The note continues to bear interest at 11.0%, and we are permitted to defer half of each monthly interest payment until the maturity date. The obligations under the note are secured by the property. Additionally, in January 2009, an affiliate of the seller financed an additional $0.5 million to pay for costs associated with obtaining necessary permits. This $0.5 million promissory note had a scheduled maturity date on January 24, 2010, which was also extended until January 24, 2011. The obligations under this note are secured with a pledge of the equity interests in our subsidiary that owns the property.
Shore Club Debt. We operate Shore Club under a management contract and owned a minority ownership interest of approximately 7% at December 31, 2009. In March 2010, the lender for the Shore Club mortgage initiated foreclosure proceedings against the property. We are continuing to operate the hotel pursuant to the management agreement during foreclosure proceedings, but we are uncertain whether we will continue to manage the property once foreclosure proceedings are complete.

Management and Operations of Our Portfolio
Overview of Management
We manage and operate each of our hotels, which are staffed by our employees and the employees of our joint venture operating companies, with personnel dedicated to each of the properties, including a general manager, director of finance, director of sales and marketing, director of revenue management, director of human resources and other employees. The personnel in each hotel report to the general manager of the hotel. Each general manager reports to our executive vice president of operations. The corporate office provides support directly to certain functions at the hotel such as sales, marketing and revenue management. This organizational structure allows for each property to operate in a responsive and dynamic fashion while ensuring integrity of our guest experience and core values. As we have expanded in our existing markets, we have begun to regionalize certain operational, finance and sales functions. Our management team is headquartered in New York City and coordinates our management and operations. The management team reviews business contracts, oversees the financial budgeting and forecasting for our hotels, performs internal accounting and audit functions, administers insurance plans and identifies new systems and procedures to employ within our hotels to improve efficiency and profitability. In addition, the management team is responsible for coordinating the sales and marketing activities at each of our hotels, designing sales training programs, tracking future business prospects and identifying, employing and monitoring marketing programs. The management team is also responsible for the design of our hotels and overall product and service quality levels.
Our Engaging Dynamic Guest Experience, or EDGE, service program, which we updated in 2009, has been implemented across our portfolio, with the exception of Hard Rock. This program is designed to enhance employee initiative and responsiveness which we believe results in high customer satisfaction. Our EDGE initiative further allows the sharing of best practices and expertise across our employee base, creating a culture that we believe is more service-oriented than many of our competitors. At Hard Rock, comparable service initiatives which incorporate the spirit of EDGE are in place and continuously assessed to ensure they meet our brand standards.
Restaurant Joint Ventures
As a central element of our operating strategy, we focus significant resources on identifying exciting and creative restaurant concepts. Consistent with this objective and to further enhance the dining experience offered by our hotels, we have established joint venture relationships with well-known restaurateur Jeffrey Chodorow to develop, own and operate restaurants and bars at certain of the hotels we operate. As of December 31, 2009, these joint ventures operated the restaurants (including in-room dining, banquet catering and other food and beverage operations) at Morgans, Delano South Beach, Mondrian Los Angeles, Clift, St Martins Lane, Sanderson, and Mondrian South Beach as well as the bars in Delano South Beach, St Martins Lane and Sanderson.
Marketing, Sales and Public Relations
Strong direct sales have been an integral part of our success. As of December 31, 2009, we employed a sales force of greater than 100 people with multiple sales managers stationed in each of our markets. The sales force has global responsibility for sourcing business for our hotels. The sales teams are deployed by industry focus and geography.
In 2009, we derived approximately 29% of our business from corporate transient and group accounts. Our core corporate business comes from the technology, financial services, entertainment, advertising, fashion and consumer goods industries.
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
We place significant emphasis on branded communication strategies that are multi-layered and non-traditional. Our public relations and social networking outreach strategy is a highly cost-effective marketing tool for us. Through highly publicized events, prospective guests are more likely to be made aware of our hotels through word-of-mouth or magazine, newspaper articles or social networking entries and high-profile events rather than direct advertising. This publicity is supplemented with focused marketing activities to our existing customers. Our in-house marketing and public relations team coordinates the efforts of third-party public relations firms to promote our properties through travel magazines and various local, national and international newspaper travel sections. We regularly host events that attract celebrity guests and journalists generating articles in newspapers and magazines around the world. Our marketing efforts also include hosting other special events which have included events for Art Basel Miami, The Academy Awards, The Grammy’s and Fashion Week in New York and London.
Integration and Centralization Efforts
We have centralized certain aspects of our operations in an effort to provide further revenue growth and reduce operating costs. We continuously assess our technological tools and processes and seek to employ current and cutting-edge tools. For example, in 2009 we launched an updated website, www.morganshotelgroup.com, which provides our guests with a unique and distinctive booking experience, while offering a lower cost to reserve rooms than previously offered. The new website, unlike any other hotel company’s website, offers a more immersive experience to its visitors through the use of film, lifestyle photography and updated localized content specific to each hotel. In January 2010, our website was awarded a Platinum Adrian Award by Hospitality Sales and Marketing Association International. During 2009, our website generated approximately 15.1% of our total bookings and approximately 17.9% of our total rooms revenue. In addition, we continue to expand our social media programs globally and with targeted local positioning in key networks.
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
We provide insurance coverage for our Owned Hotels and all of our operated properties, with the exception of The Shore Club, San Juan Beach and Water Club, Hotel Las Palapas and Hard Rock, which are all discussed below, including all-risk property, terrorism, commercial general liability, umbrella/excess liability, workers’ compensation and employers’ liability, pollution legal liability, blanket crime, employment practices liability and fiduciary liability policies for which we are the named insured. Our property insurance includes coverage for catastrophic perils of flood, earthquake and windstorm at limits exceeding probable maximum loss estimates. These policies also cover the restaurants and bars that operate in our hotels, with the exception of the properties mentioned above.
The Shore Club is covered under our employee related insurance policies only, with all other lines of coverage being provided by the property owner.
Hard Rock has stand alone insurance policies for all lines of coverage, including property, general liability, excess liability, workers compensation and employment practices liability.
Insurance coverage for San Juan Beach and Water Club and Hotel Las Palapas is provided for by the respective property owners.
Directors and officers liability insurance has been in place since our initial public offering in February 2006 at limits and retentions that we believe are consistent with public companies in our industry groups. Coverage includes protection for securities claims.
We believe that the premiums we pay and the insurance coverages we maintain are reasonable and consistent with comparable businesses of our size and risk profile. Our insurance policies require annual renewal. Given current trends, our insurance expense may increase in the foreseeable future.

Employees
As of December 31, 2009, we employed approximately 4,500 individuals, approximately 13.9% of whom were represented by labor unions. In addition, our restaurant joint ventures employed approximately 1,000 individuals, approximately 35.6% of whom were represented by labor unions.
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
San Francisco. The majority of our Clift employees that are represented by labor unions are represented by UNITE/HERE Local 2. We adopted the industry-wide agreement between the union and the San Francisco Hotels Multi-Employer Group, a multi-employer association composed of San Francisco hotel operators, which expired August 14, 2009. This agreement is subject to a temporary extension while a new labor agreement is being negotiated. The employees at the Asia de Cuba Restaurant in the Clift hotel are members of UNITE/HERE Local 2 and this restaurant joint venture is considered a joint employer with Clift. Accordingly, if there is any breach of our labor agreement by the concessionaire, Clift would be liable for such breach. Labor agreements with the unions representing the remaining Clift employees are either set to expire in 2010 or expired in 2008 or 2009, but are subject to a temporary extension while a new labor agreement is negotiated.
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
Trademarks
Our trademarks include, without limitation, Morgans Hotel Group®, Morgans®, Morgans Reload®, Morgans Semi-Automatic®, Agua Baby®, Agua Bath House®, Agua Home®, Blue Door®, Blue Door at Delano® (and design), Asia de Cuba®, The Florida Room TM (and design), Clift Hotel®, Delano®, Mondrian®, Skybar®, Royalton®, The Royalton®, The Royalton Hotel®, Bar 44® (and design), Brasserie 44® (and design), Sanderson Hotel®, St Martins® and St Martins Lane Hotel®. The majority of these trademarks are registered in the United States. Several of these trademarks are also registered in the European Community and we are seeking registration of several of our trademarks in Russia, Turkey, the United Arab Emirates, Canada, Mexico, India, China and other jurisdictions. Our trademarks are very important to the success of our business and we actively enforce, maintain and protect these marks.
All intellectual property rights related to the Hard Rock are held by our joint venture with an affiliate of DLJ Merchant Banking Partners (“DLJMB”), and certain other DLJMB affiliates (such affiliates, together with DLJMB, collectively the “DLJMB Parties”). The joint venture acquired the rights to the use of the “Hard Rock Hotel” and “Hard Rock Casino” trademarks in connection with our operations in Las Vegas and in connection with hotel casinos and casinos in the State of Illinois and all states and possessions of the United States which are located west of the Mississippi River, including the entire state of Louisiana, but excluding Texas, except for the Greater Houston Area, the nations of Australia, Brazil, Israel, and Venezuela, and the Greater Vancouver Area, British Columbia, Canada.
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
Risks Related to Our Business
The recent crisis in the financial markets and contraction of the economy have weakened, and could further weaken, demand for travel, hotels, dining and entertainment, which could have a material adverse effect on our business, results of operations and financial condition.
U.S. and global financial markets have experienced extreme disruptions in 2008 and 2009, including, among other things, extreme volatility in securities prices, as well as severely diminished liquidity and credit availability. U.S. and global economies also contracted significantly in 2009, reducing the amounts people spend on travel, hotels, dining and entertainment. Lodging demand weakened significantly during the last quarter of 2008 and throughout 2009, and we believe it will remain weak in 2010 until current economic trends reverse course. If current economic conditions continue or worsen, they could have a material adverse effect on our business, results of operations, and financial condition.
We have substantial debt, and we may incur additional indebtedness, which may negatively affect our business and financial results.
As of December 31, 2009, we had $739.0 million of outstanding consolidated indebtedness, including capital lease obligations. Our share of indebtedness held by our joint venture entities, which is generally non-recourse to us, with the exception of certain standard carve-out guarantees, was approximately $342.2 million as of December 31, 2009. Our substantial debt may negatively affect our business and operations in several ways, including:
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
We also will likely incur additional debt in connection with any future acquisitions. However, the tightening of the credit markets may negatively impact our ability to access additional financing. We may, therefore, in some instances, borrow under our Amended Revolving Credit Facility or borrow other funds to acquire properties. In addition, we may incur further mortgage debt by obtaining loans secured by the properties we acquire or our existing portfolio.
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
We have $374.5 million of mortgages and mezzanine debt, excluding $40.0 million on a hotel held for non-sale disposition, on several of our hotel properties to secure our indebtedness, including, as of December 31, 2009, $364.0 million on Hudson and Mondrian Los Angeles which matures on July 12, 2010. Properties held by our joint venture entities are also subject to mortgages and mezzanine debt, including, as of December 31, 2009, £100.4 million, or approximately $159.6 million, on Sanderson and St Martins Lane, which matures on November 24, 2010. Since we anticipate that our internally generated cash will be inadequate to repay our indebtedness prior to maturity, we expect that we will be required to repay debt from time to time through refinancings of our indebtedness and/or offerings of equity or debt. The amount of our existing indebtedness and the continued tightness in the credit markets may harm our ability to repay our debt through refinancings. In addition, if prevailing interest rates or other factors at the time of any refinancing result in higher interest rates on any refinancing, our interest expense would increase, which could harm our business and operations. If we are unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to sell one or more of our properties on disadvantageous terms, which might result in losses to us.
We did not repay the mortgage and mezzanine financing on one of our properties upon maturity, and in the future we may elect to cease making payments on additional mortgages or sell a property at a loss if it fails to generate cash flow to cover its debt service or we are unable to refinance the mortgage at maturity, which could result in foreclosure proceedings, negative publicity and reduce the number of properties we own, as well as our revenues, and could negatively affect our ability to obtain loans or raise equity or debt financing in the future.
We did not repay the $40.0 million non-recourse mortgage and mezzanine financing on Mondrian Scottsdale when it matured on June 1, 2009, and the lender has begun foreclosure proceedings on the property and terminated the management agreement effective March 16, 2010.
In the future, we or our joint venture entities may cease making payments on the mortgages on one or more of our properties if the property fails to generate cash flow to cover its debt service or if we or the joint venture entity are unable to refinance the mortgage at maturity. To the extent we or our joint venture entity does not meet debt service obligations and we or the joint venture entity defaults on a mortgage or other loan, the lender may have the right to exercise various remedies under the loan documents, including foreclosing on the applicable property. Foreclosure on a mortgage loan can be an expensive and lengthy process, which could have a substantial negative effect on our operating results. Lenders may assert numerous claims and take various actions against us, including, without limitation, seeking a deficiency judgment. Foreclosures may also create a negative public perception of us, resulting in a diminution of our brand value, and may negatively impact our ability to obtain loans or raise equity or debt financing in the future. Foreclosure actions may also require a substantial amount of resources and negotiations, which may divert the attention of our executive officers from other activities, adversely affecting our business, financial condition and results of operations.
A foreclosure may also result in increased tax costs to us if we recognize income upon foreclosure. For tax purposes, a foreclosure on any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure but would not receive any cash proceeds.
In addition, certain mortgage or other loan defaults could result in a default under our corporate debt, including our Amended Revolving Credit Facility, or otherwise have an adverse effect on our business, results of operations or financial condition.
For additional information on Clift, see the risk factor beginning “Because land underlying Sanderson is subject to a 150-year ground lease” below.

Our Amended Revolving Credit Facility and other debt instruments contain financial and other covenants that may limit our ability to borrow and restrict our operations, and if we fail to comply with such covenants, such failure could result in a default under one or more of our debt instruments.
Our Amended Revolving Credit Facility requires the maintenance of a fixed charge coverage ratio. Our ability to borrow under our Amended Revolving Credit Facility is subject to compliance with this financial and other covenants, and our ability to comply with the covenants may be impacted by any deterioration in our operations brought on by the current economic downturn, potential further declines in our property values, and additional borrowings to maintain our liquidity and fund our capital and financing obligations. As of December 31, 2009, we are in compliance with the financial covenants set forth in our Amended Revolving Credit Facility and other agreements. However, if our business deteriorates, we may breach one or more of our financial covenants in the future. In the event we breach our financial covenants, we would be in default under the Amended Revolving Credit Facility and/or certain other agreements, which could allow lenders to declare all amounts outstanding under the applicable agreements to become due and payable. Additionally, an acceleration event under one debt instrument could allow for acceleration under other debt instruments with cross-acceleration provisions. If this happens, there would be a material adverse effect on our financial position and results of operations.
The amount available for borrowings under the Amended Revolving Credit Facility is contingent upon the borrowing base, which is calculated by reference to the appraised value and implied debt service coverage value of certain collateral properties securing the Amended Revolving Credit Facility. As of December 31, 2009, the available borrowing base, before $1.8 million of outstanding letters of credit posted against the Amended Revolving Credit Facility, was approximately $123.2 million. Our ability to borrow under the Amended Revolving Credit Facility and the amount of cash that may need to be retained from such borrowings also depends on our ability to maintain the Amended Revolving Credit Facility’s financial covenant. If current economic conditions continue, however, this borrowing base may be significantly reduced in the future. As a result, we cannot assure you of the future amount, if any, that will be available under our Amended Revolving Credit Facility.
In addition, the Amended Revolving Credit Facility, trust preferred securities, and Convertible Notes (as defined below) include limitations on our ability to sell all or substantially all of our assets and engage in mergers, consolidations and certain acquisitions. These covenants may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders.
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
We reported pre-tax net losses of $127.8 million, $87.9 million, and $21.2 million, for the years ended December 31, 2009, 2008 and 2007, respectively. Our net losses primarily reflect losses in equity of unconsolidated joint ventures, impairment charges, which we do not expect to be recurring, and interest expense and depreciation and amortization charges, which we expect will continue to be significant. Further, stock compensation, a non-cash expense, contributed to the net losses recorded during 2009, 2008, and 2007. There can be no assurance that we will attain profitability and generate net income for our stockholders in the near term or at all.
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
U.S. and global stock and credit markets are experiencing significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing. Continued uncertainty in the stock and credit markets may prevent or negatively impact our ability to access additional financing or refinancing for development of our properties and other purposes at reasonable terms, which may cause us to suspend, abandon or delay development and other activities and otherwise negatively affect our business or our ability to refinance debt as it comes due. For example, in 2009, our Echelon Las Vegas project was canceled after the applicable joint venture was unable to obtain necessary financing. We have other potential development opportunities, which have not yet been financed, including Mondrian Palm Springs. The downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital through the issuance of our common stock or preferred stock.
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
Our business would be adversely affected if our public image, reputation or brand were to be diminished, including as a result of any failure to remain competitive in the areas of design, quality and service. If we do not maintain our hotel properties at a high level, which necessitates, from time to time, capital expenditures and the replacement of furniture, fixtures and equipment, or the owners of the hotels that we manage fail to develop or maintain the properties at standards worthy of the Morgans Hotel Group brand, the value of our name, image or brands would be diminished and our business and operations would be adversely affected.

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
The concentration of our hotels in a limited number of cities exposes us to greater risk to local economic, business and other conditions than more geographically diversified hotel companies. Morgans, Royalton and Hudson, located in Manhattan, represented approximately 22.8% of our total guest rooms for all the hotels we manage and approximately $103.2 million, or 47.4%, of our consolidated hotel revenues for the year ended December 31, 2009. Currently, the Manhattan hotel market is experiencing a significant decline related to the global economic downturn. A terrorist attack or similar disaster would also cause a decline in the Manhattan hotel market and adversely affect occupancy rates, the financial performance of our New York hotels and our overall results of operations. In addition, the significant expansion of the Hard Rock Hotel & Casino in Las Vegas and the opening of Mondrian South Beach, our third hotel in Miami, have increased our geographic concentration in Las Vegas and Miami, respectively, making us susceptible to economic slowdowns and other factors in those markets, which could adversely affect our business and results of operations.

In addition, certain of our hotels are located in markets that are more susceptible to natural disasters than others, which could adversely affect those hotels, the local economies, or both. Specifically, the Miami area, where Delano South Beach, Shore Club and Mondrian South Beach are located, is susceptible to hurricanes and California, where Mondrian Los Angeles and Clift are located, is susceptible to earthquakes. A variety of factors affecting the local markets in which our hotels operate, including such natural disasters, could have a material adverse affect on our business and operations.
The Hard Rock Hotel & Casino in Las Vegas is subject to extensive state and local regulation, and licensing and gaming authorities in Nevada have significant control over our gaming operations at the Hard Rock Hotel & Casino in Las Vegas and gaming license considerations could constrain the manner in which we conduct our business.
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
The threat of terrorism has caused, and may in the future cause, a significant decrease in hotel occupancy and average daily rate, or ADR, due to disruptions in business and leisure travel patterns and concerns about travel safety. Hotels in major metropolitan areas, such as New York and London that represented approximately 30.1% of our total guest rooms for all the hotels we manage at December 31, 2009, may be adversely affected due to concerns about travel safety and a significant overall decrease in the amount of air travel, particularly transient business travel, which includes the corporate and premium business segments that generally pay the highest average room rates. The possibility of future attacks may hamper business and leisure travel patterns and, accordingly, the performance of our business and our operations.

We are exposed to the risks of a global market, which could hinder our ability to maintain and expand our international operations.
We have properties in the United States, the United Kingdom and Mexico and may expand to other international markets. The success and profitability of any future international operations are subject to numerous risks and uncertainties, many of which are outside of our control, such as:
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
Our hotel properties have an ongoing need for renovations and other capital improvements to remain competitive, including replacement, from time to time, of furniture, fixtures and equipment. To compete effectively, we will need to make capital expenditures to maintain our innovative property concepts and designs. In addition, we will need to make capital expenditures to comply with applicable laws and regulations. For the year ended December 31, 2009, we spent approximately $13.0 million for capital improvements and renovations to our hotels. If we are not able to fund capital improvements solely from cash provided from our operating activities, we will need to access debt or equity capital, which may not be available, particularly in the current financial markets. If we cannot access debt or equity capital, we may need to postpone or cancel such capital improvements, which could harm our ability to remain competitive.
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
In addition, our Amended Revolving Credit Facility prohibits capital expenditures with respect to any hotels owned by us or our subsidiaries, other than maintenance capital expenditures for any hotel not exceeding 4% of the annual gross revenues of such hotel and certain other exceptions. If we are unable to make the capital improvements necessary to attract customers and grow our business within the limits imposed by the Amended Revolving Credit Facility, our properties may not remain competitive.
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
In the future, our properties may be subject to increases in real estate and other tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses, as well as reductions in our revenues due to the current global economic downturn, which could reduce our cash flow and adversely affect our financial performance. Although we have instituted measures to actively manage costs by implementing certain cost-cutting contingency plans at each of our properties and cost reduction plans at our corporate office, we may not be successful in managing such cost reductions effectively to mitigate reductions in revenues without significantly impacting the customer experience. If our revenue continues to decline, as it did in 2009, and we are unable to reduce our expenses in a timely manner, our results of operations could be adversely affected.
Our strategy to acquire and develop or redevelop hotels creates timing, financing, operational and other risks that may adversely affect our business and operations.
We intend to acquire and develop, or redevelop through expansion, hotel properties as suitable opportunities arise. Acquisitions, development or redevelopment projects of hotel properties require significant capital expenditures, especially since these properties usually generate little or no cash flow until the project’s completion. We generally are not able to fund acquisitions and development or redevelopment projects solely from cash provided from our operating activities. Consequently, we rely upon the availability of debt or equity capital to fund hotel acquisitions and development or redevelopment. For example, we are currently developing a property in New York — Mondrian SoHo. Additionally, we have other potential development opportunities, which have not yet been financed, including Mondrian Palm Springs. Given the current state of the credit markets, however, we or the joint ventures may not be able to obtain adequate project financing in a timely manner or at all. If adequate project financing is not obtained, we or the joint ventures may seek additional investors to raise capital, limit the scope of the project, defer the project or cancel the project altogether. Our inability to complete a project or complete a project on time or within budget may adversely affect our operating results and financial performance.

Neither our charter nor our bylaws limits the amount of debt that we can incur. However, given the current economic environment, no assurances can be made that we will be able to obtain additional equity or debt financing or that we will be able to obtain such financing on favorable terms.
We may not be able to successfully compete for desirable hotel management, development, acquisition or investment opportunities.
We may not be successful in identifying or completing hotel projects that are consistent with our strategy. We compete with hotel operating companies, institutional pension funds, private equity investors, real estate investment trusts, owner-operators of hotels and others who are engaged in hotel operating or real estate investment activities for the operation, development, and acquisition of hotels. In addition, competition for suitable hotel management, development, investment and acquisition opportunities is intense and may increase in the future. Some competitors may have substantially greater financial resources than we do, and as such, will be able to accept more risk than we can prudently manage. These competitors may limit the number of suitable hotel management, development, investment and acquisition opportunities for us by driving up the price we must pay for such opportunities. In addition, our potential hotel management or development projects or acquisition targets may find our competitors to be more attractive suitors because they may have greater resources, be willing to pay more, have a more compatible operating philosophy, or better relationships with hotel franchisors, sellers or lenders. Furthermore, the terms of our management agreements are influenced by contract terms offered by our competitors, among other things. We cannot assure you that any of our current arrangements will continue or that we will be able to enter into future collaborations, renew agreements, or enter into new agreements in the future on terms that are as favorable to us as those that exist today.
Even if we are able to successfully identify and acquire other hotel management or development projects, acquisitions or investments, they may not yield the returns we expect and, if financed using our equity capital, may be dilutive. We also may incur significant costs and divert management attention in connection with evaluating and negotiating potential hotel management or development projects or acquisitions, including ones that we or others are subsequently unable to complete. For example, although we entered into an agreement to manage a hotel to be developed in Dubai, the owner has not yet begun development and may never be able to do so. We may underestimate the costs necessary to bring a hotel management agreement or development project or acquired property up to the standards established for its intended market position or to re-develop it as a Morgans Hotel Group brand hotel or the costs to integrate it with our existing operations. Although we anticipate that the owners of the hotels that we manage in San Juan, Puerto Rico and Playa del Carmen, Mexico will re-develop the hotels into Morgans Hotel Group branded properties in the future, we can provide no assurances that such re-branding will be completed, successful or timely. Significant costs of hotel development projects or acquisitions could materially impact our operating results, including costs of uncompleted hotel development projects or acquisitions as they would generally be expensed in the time period during which they are incurred.
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
We have in the past and may in the future acquire, develop or redevelop hotel properties through joint ventures with third parties, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, joint venture or other entity. For example, we currently are party to a joint venture to develop a Mondrian hotel in New York’s SoHo neighborhood. As of December 31, 2009, we also owned our St Martins Lane and Sanderson hotels in London and our Mondrian hotel in Miami through 50/50 joint ventures, our Ames hotel in Boston through a joint venture in which our interest was approximately 35%, and the Hard Rock through a joint venture of which our interest was 12.8%. Our interest in the Hard Rock joint venture is based on cash contributions, as of December 31, 2009, after applying a weighting of 1.75x to the DLJMB Parties’ contributions in excess of $250.0 million, which was the last agreed weighting for capital contributions beyond the amount initially committed by our joint venture partner. Some of these additional contributions made by the DLJMB Parties may ultimately receive a greater weighting based on an appraisal process included in the joint venture agreement or as otherwise agreed by the parties, which would further dilute our ownership interest.
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
We have recently invested, and may continue to invest in the future, in select properties which have residential components, and this strategy may not yield the returns we expect and, may result in disruptions to our business or strain management resources.
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

•
the downturn in market conditions for residences, which has partially been the result of the reduction in credit availability and the worsening of pricing terms, has affected and may continue to affect our ability to sell residential units at a profit or at the price levels originally anticipated;

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
We may be involved in disputes, from time to time, with the owners of the hotels that we manage.
The nature of our responsibilities under our management agreements to manage hotels that are not wholly-owned by us may be subject to interpretation and will from time to time give rise to disagreements. Such disagreements may be more likely as hotel returns are depressed as a result of current economic conditions. To the extent that such conflicts arise, we seek to resolve them by negotiation with the relevant parties. In the event that such resolution cannot be achieved, litigation may result in damages or other remedies against us. Such remedies could include termination of the right to manage the relevant property.
We may be terminated pursuant to the terms of certain hotel management agreements if we do not achieve established performance criteria.
Certain of our management agreements allow the hotel owner to replace us if certain financial or performance criteria are not met and in certain cases, upon a sale of the property. Our ability to meet these financial and performance criteria is subject to, among other things, the risks described in this section. For instance, beginning 12 months following completion of the expansion of the Hard Rock, our Hard Rock management agreement may be terminated if the Hard Rock fails to achieve an EBITDA hurdle, as defined in the management agreement. There can be no assurances that we will satisfy this or other performance tests in our management agreements, many of which may be beyond our control, or that our management agreements will not be subject to early termination. Several of our hotels are also subject to substantial mortgage and mezzanine debt, and in some instances our management fee is subordinated to the debt and our management agreements may be terminated by the lenders on foreclosure. The lender for the Scottsdale mortgage has terminated the management agreement with respect to that property. In addition, in March 2010, the lender for the Shore Club mortgage initiated foreclosure proceedings against the property. We are continuing to operate the hotel during foreclosure proceedings, but we are uncertain whether we will continue to manage the property once foreclosure proceedings are complete. Our operating results would be adversely affected if we could not maintain existing management agreements or obtain new agreements on as favorable terms as the existing agreements.

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
As of December 31, 2009, the restaurants in Morgans, Delano South Beach, Mondrian Los Angeles, Clift, Mondrian South Beach, Sanderson and St Martins Lane as well as the bars in Delano South Beach, Sanderson and St Martins Lane were owned and managed through several joint venture operations with restaurateur Jeffrey Chodorow pursuant to a master agreement between our subsidiaries and Chodorow Ventures LLC. If any of the risks outlined below materialize, our results of operations may be adversely affected. The joint ventures involve risks not otherwise present in our business, including:
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
Due to the amount of rent stated in the lease, which will increase periodically, and the economic environment in which the hotel operates, we are not operating Clift at a profit and do not know when we will be able to operate Clift profitably. Morgans Group has funded cash shortfalls sustained at Clift in order to make rent payments from time to time, but, on March 1, 2010, our subsidiary that leases Clift did not make the scheduled monthly rent payment. We are in discussions with the landlord to restructure the lease arrangements, but there can be no assurance that we will be successful in restructuring the lease or in continuing to operate Clift. The lease provides that the landlord may terminate the lease upon a default in the payment of rent and may assert a claim for damages or a substantial termination fee upon termination. However, under the lease, the landlord’s recourse is limited to the lessee, which has no substantial assets other than its leasehold interest in Clift.
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
We rely heavily on our employees providing high-quality personal service at our hotels and any labor dispute or stoppage caused by poor relations with a labor union or the hotels’ employees could adversely affect our ability to provide those services, which could reduce occupancy and room revenue, tarnish our reputation and hurt our results of operations. Most of our employees who work at Morgans, Royalton, Hudson and Clift are members of local labor unions. Our relationship with our employees or the union could deteriorate due to disputes relating to, among other things, wage or benefit levels or management responses to various economic and industry conditions. The collective bargaining agreement governing the terms of employment for employees working in our New York City hotels will not expire until June 30, 2012. The collective bargaining agreements with the unions representing the Clift employees are either set to expire in 2010 or expired in 2008 or 2009, but are subject to temporary extensions while new labor agreements are negotiated.

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
•
the authority of the Board of Directors to issue, without stockholder approval, preferred stock with such terms as the Board of Directors may determine and additional _______shares of our common stock.

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
In addition, our Board of Directors adopted and recently amended and restated a stockholder rights plan which may deter certain takeover tactics. See “Item 1 — 2009 Transactions and Developments — Stockholder Protection Rights Agreement.”

We may experience conflicts of interest with certain of our directors and officers and significant stockholders as a result of their tax positions.
Mr. Hamamoto, our Chairman of the Board, and Mr. Marc Gordon, our President and a member of the Board, may suffer adverse tax consequences upon our sale of certain properties and may therefore have different objectives regarding the appropriate pricing and timing of a particular property’s sale. Messrs. Hamamoto and Gordon may therefore influence us to not sell certain properties, even if such sale might be financially advantageous to our stockholders, or to enter into tax deferred exchanges with the proceeds of such sales when such a reinvestment might not otherwise be in our best interest, as they may wish to avoid realization of their share of the built-in gains in those properties.
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
The Investors, who own a substantial number of warrants to purchase our common stock, may have interests that are not aligned with yours and will have substantial influence over the vote on key matters requiring stockholder approval.
As of December 31, 2009, the Investors have 12,500,000 warrants to purchase shares of our common stock issued in connection with the Yucaipa investment, which does not include the 5,000,000 contingent warrants that will only become exercisable if we and an affiliate of the Investors are successful in raising a private equity fund pursuant to the terms of a fund formation agreement entered into between an affiliate of the Investors and us. Until October 15, 2010, the Investors have certain rights to purchase their pro rata share of any equity or debt securities offered or sold by us.
In addition, the Investors have consent rights over certain transactions for so long as they collectively own or have the right to purchase through exercise of the warrants 6,250,000 shares of our common stock, including (subject to certain exceptions and limitations):
•	the sale of all or substantially all of our assets to a third party;
•	the acquisition (including by merger, consolidation or other business combination) by us of a third party where the equity investment by us is $100 million or greater;
•	our acquisition by a third party; or
•	any change in the size of our Board of Directors to a number below 7 or above 9.
For so long the Investors collectively own or have the right to purchase through exercise of the warrants 875,000 shares of our common stock, we have agreed to use our reasonable best efforts to cause our Board of Directors to nominate and recommend to our stockholders the election of a person nominated by the Investors as a director of the Company and to use our reasonable best efforts to ensure that the Investors’ nominee is elected to our Board of Directors at each such meeting.
Accordingly, the Investors have substantial control over our business and can decide the outcome of key corporate decisions. The interests of the Investors may differ from the interests of our other stockholders, and they may cause us to take or not take certain actions with which you may disagree. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership, and we may have more difficulty raising equity or debt financing due to the Investors’ significant ownership and ability to influence certain decisions.

Payment of dividends on our Series A Preferred Securities and any redemptions of warrants may negatively impact our cash flow and the value of our common stock.
On October 15, 2009 we issued 75,000 shares of Series A Preferred Securities to the Investors. The holders of such Series A Preferred Securities are entitled to cumulative cash dividends, payable in arrears on every three-month anniversary following the original date of issuance if such dividends are declared by the Board of Directors or an authorized committee thereof, at a rate of 8% per year for the first five years, 10% per year for years six and seven, and 20% per year thereafter. In addition, should the Investors’ nominee fail to be elected to our Board of Directors, the dividend rate would increase by 4% during any time that the Investors’ nominee is not a director. We have the option to accrue any and all dividend payments, and as of December 31, 2009, have not declared any dividends. The accrual of these dividends may dampen the value of our common stock.
In addition, the Company has the option to redeem any or all of the Series A Preferred Securities at any time. While we do not anticipate redeeming any or all of the Series A Preferred Securities in the near-term, we may want to redeem them in the future prior to the escalation in dividend rate to 20% in 2017. Our working capital and liquidity reserves may not be adequate to cover these redemption payments should we elect to redeem these securities, which would place pressure on us to find outside sources of financing that may or may not be available. In addition, the payment of these dividends, by reducing our ability to use capital for other business and operational needs, may limit our ability to grow and compete.
In addition, we may be required to redeem a portion of the warrants issued to the Investors to the extent necessary to facilitate compliance with gaming approval requirements. If we were unable to fund the redemption from available cash resources, we would need to find an alternative source of financing to do so. There can be no assurance that we would be able to raise such funds on favorable terms or at all.
Our basis in the hotels contributed to us is generally substantially less than their fair market value which will decrease the amount of our depreciation deductions and increase the amount of recognized gain upon sale.
Some of the hotels which were part of our formation and structuring transactions were contributed to us in tax-free transactions. Accordingly, our tax basis in the assets contributed was not adjusted in connection with our IPO and is generally substantially less than the fair market value of the contributed hotels as of the date of our IPO. We also intend to generally use the “traditional” method for making allocations under Section 704(c) of the Internal Revenue Code of 1986, as amended, as opposed to the “curative” or “remedial” method for making such allocations. Consequently, (i) our depreciation deductions with respect to our hotels will likely be substantially less than the depreciation deductions that would have been available to us had our tax basis been equal to the fair market value of the hotels as of the date of our IPO, (ii) we may recognize gain upon the sale of an asset that is attributable to appreciation in the value of the asset that accrued prior to the date of our IPO, and (iii) we may utilize available net operating losses against the potential gain from the sale of an asset.
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
The market price of our common stock depends on various financial and market conditions, which may change from time to time and which are outside of our control. Since late 2008, U.S. and global financial markets have been experiencing extreme disruption, including extreme volatility in securities prices, which has adversely affected the price of our common stock.

Sales of a substantial number of additional shares of our common stock, or the perception that such sales could occur, also could adversely affect prevailing market prices for our common stock. In addition to the possibility that we may sell shares of our common stock in a public offering at any time, we also may issue shares of common stock in connection with the warrants we issued to the Investors and the Fund Manager in the Yucaipa investment, our 2.375% Senior Subordinated Convertible Notes (the “Convertible Notes”) due in 2014, grants of restricted stock or long term incentive plan units or upon exercise of stock options that we grant to our directors, officers and employees. All of these shares may be available for sale in the public markets from time to time. As of December 31, 2009, there were:
•
12,500,000 shares of common stock issuable upon exercise of the warrants we issued to the Investors, and up to 5,000,000 shares of common stock issuable upon exercise to the contingent warrants we issued to the Fund Manager in the Yucaipa investment, at exercise prices of $6.00 per share. The stock price at December 31, 2009 was $4.57;

•
7,858,755 shares of common stock issuable upon conversion of the Convertible Notes assuming a conversion rate corresponding to the maximum conversion rate of 45.5580 shares per $1,000 principal amount of the Convertible Notes;

•
1,659,279 shares of our common stock issuable upon exercise of outstanding options, of which options to purchase 1,210,361 shares were exercisable, at a weighted average exercise price of $19.06 per share. As of December 31, 2009, all of these options were underwater;

•	139,169 restricted stock units and 1,139,896 LTIP units outstanding exercisable for a total of 1,279,065 shares of our common stock;
•	1,126,163 restricted stock units and 878,763 LTIP units outstanding and subject to vesting requirements for a total of 2,004,926 shares of our common stock; and
•	512,085 shares of our common stock available for future grants under our equity incentive plans.
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
In connection with the issuance of the Convertible Notes, we have entered into convertible note hedge and warrant transactions with affiliates of certain of the initial purchasers, which we refer to as the counterparties. Pursuant to the convertible note hedge, we have purchased from the counterparties a call option on our common stock, and pursuant to the warrant transaction, we have sold to the counterparties a warrant for the purchase of shares of our common stock. The warrant has an exercise price that is 82.2% higher than the closing price of our common stock on the date of the pricing of the Convertible Notes. Together, the convertible note hedge and warrant transactions are expected to provide us with some protection against increases in our stock price over the conversion price per share and, accordingly, reduce our exposure to potential dilution upon the conversion of the Convertible Notes. We used an aggregate of approximately $21.0 million of the net proceeds of the offering of the Convertible Notes to fund the net cost of these hedging transactions. In connection with these transactions, the counterparties to these transactions:
•	entered into various over-the-counter derivative transactions or purchased or sold our common stock in secondary market transactions at or about the time of the pricing of the Convertible Notes; and

•
may enter into, or may unwind, various over-the-counter derivatives or purchase or sell our common stock in secondary market transactions following the pricing of the Convertible Notes, including during any conversion reference period with respect to a conversion of Convertible Notes.

These activities may have the effect of increasing, or preventing a decline in, the market price of our common stock. In addition, any hedging transactions by the counterparties following the pricing of the Convertible Notes, including during any conversion reference period, may have an adverse impact on the trading price of our common stock. The counterparties are likely to modify their hedge positions from time to time prior to conversion or maturity of the Convertible Notes by purchasing and selling shares of our common stock or other instruments, including over-the-counter derivative instruments, that they may wish to use in connection with such hedging. In particular, such hedging modifications may occur during a conversion reference period. In addition, we intend to exercise our purchased call option whenever Convertible Notes are converted, although we are not required to do so. In order to unwind any hedge positions with respect to our exercise of the purchased call option, the counterparties would expect to sell shares of common stock in secondary market transactions or unwind various over-the-counter derivative transactions with respect to the common stock during the conversion reference period for the converted Convertible Notes.
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
Our stock price has been extremely volatile recently, especially given current market conditions, and may continue to fluctuate as a result of various factors, such as:
•	general industry and economic conditions, such as the current global economic downturn;
•	general stock market volatility unrelated to our operating performance;
•	announcements relating to significant corporate transactions;
•	fluctuations in our quarterly and annual financial results;
•	operating and stock price performance of companies that investors deem comparable to us;
•	changes in government regulation or proposals relating thereto; and
•	sales or the expectation of sales of a substantial number of shares of our common stock in the public market.
The stock markets have, since late 2008, experienced extreme price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stock is traded. Market volatility, as well as the global economic downturn, have adversely affected, and will likely continue to adversely affect, the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our Hotel Properties
Set forth below is a summary of certain information related to certain of our hotel properties as of December 31, 2009:

						Twelve Months
		Year	Interest	Number		Ended December 31, 2009
Hotel	City	Opened	Owned	of Rooms		ADR(1)		Occupancy(2)	RevPAR(3)		Restaurants and Bars(4)
Morgans	New York	1984	100%	114		$245		87.0%	$213		Asia de Cuba
Royalton	New York	1988	100%	168		276		87.1%	240		Brasserie 44 Lobby Lounge Bar
Hudson	New York	2000	(5)	831	(5)	200		83.8%	168		Hudson Bar Private Park Library Bar Sky Terrace
Delano South Beach	Miami	1995	100%	194		488		62.3%	304		Blue Door Blue Sea Rose Bar Pool Bar The Florida Room
Mondrian Los Angeles	Los Angeles	1996	100%	237		264		63.4%	168		Asia de Cuba Skybar ADCB
Clift	San Francisco	2001	(6)	372		201		65.5%	131		Asia de Cuba Redwood Room Living Room
Mondrian Scottsdale	Scottsdale	2006	100%	189		132		40.8%	54		Asia de Cuba Skybar Red Bar
St Martins Lane	London	1999	50%	204		323	(7)	74.4%	240	(7)	Asia de Cuba Light Bar Rum Bar Bungalow 8
Sanderson	London	2000	50%	150		386	(7)	71.8%	277	(7)	Suka Long Bar Purple Bar
Shore Club	Miami	2001	7%	309		307		50.8%	156		Nobu Ago Skybar Redroom Rumbar Sandbar
Hard Rock Hotel & Casino	Las Vegas	2007	12.8%	1,510		134		88.2%	118		Nobu Rare 120 Pink Taco Ago Mr. Lucky’s Espumosa Cafe Center Bar Luxe Bar Beach Bar
Mondrian South Beach	Miami	2008	50%	328		222		62.0%	137		Asia de Cuba
Ames (8)	Boston	2009	35%	114		175		33.4%	58		Woodward

Total/Weighted Average				4,720		$214		74.7%	$155

(1)	Average daily rate, or ADR.

(2)	Average daily occupancy.

(3)
Revenue per available room, or RevPAR, is the product of ADR and average daily occupancy. RevPAR does not include food and beverage revenues or other hotel operations revenues such as telephone, parking and other guest services.

(4)
We operate the restaurants in Morgans, Delano South Beach, Mondrian Los Angeles, Clift, Sanderson and St Martins Lane as well as the bars in Delano South Beach, Sanderson, St Martins Lane and Mondrian South Beach through a joint venture arrangement with Chodorow Ventures LLC in which we own a 50% ownership interest. At December 31, 2009, we owned the restaurant at Mondrian Scottsdale and an affiliate of Chodorow Ventures LLC operated the restaurant through a license and management agreement.

(5)
We own 100% of Hudson, which is part of a property that is structured as a condominium, in which Hudson constitutes 96% of the square footage of the entire building. Hudson has a total of 920 rooms, including 89 SROs. SROs are single room dwelling units. Each SRO is for occupancy by a single eligible individual. The unit need not, but may, contain food preparation or sanitary facilities, or both. SROs remain from the prior ownership of the building and we are by statute required to maintain these long-term tenants, unless we get their consent, as long as they pay us their rent.

(6)	Clift is operated under a long-term lease, which is accounted for as a financing.

(7)
The currency translation is based on an exchange rate of 1 British pound = 1.57 U.S. dollars, which is an average monthly exchange rate provided by www.oanda.com for the last twelve months ended December 31, 2009.

(8)	Ames opened in November 2009 and all selected operating data presented is for the period the hotel was open.

Not included in the above table are the San Juan Water and Beach Club and Hotel Las Palapas. We began operating the San Juan Water and Beach Club in October 2009 and began operating Hotel Las Palapas in December 2009. As of December 31, 2009, we managed both hotels and had no ownership interest in either of them. We anticipate that both hotels will be re-developed in the future, once funding is available to the hotels owners. We anticipate contributing approximately $0.8 million toward the renovation of the San Juan Water and Beach Club, which will be treated as a minority percentage ownership. Once re-developed, the hotels are expected to be converted into Morgans Hotel Group branded hotels. As the hotels currently are not Morgans Hotel Group branded hotels, we believe that including hotel operating data for these hotels with hotel operating data for our branded Morgans Hotel Group hotels would not provide a meaningful view of the performance of our portfolio of branded hotels. Additionally, these hotels were only managed by us for a relatively short period of time in 2009.
At December 31, 2009, we owned or partially owned and managed a portfolio of thirteen Morgans Hotel Group branded luxury hotel properties primarily in gateway cities and select resort markets in the United States and Europe. We believe each of our hotels are positioned in its respective market as a gathering place or destination hotel offering outstanding personalized service with renowned restaurants and bars. We also managed two non-branded properties, the San Juan Water and Beach Club and Hotel Las Palapas, as described above.
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
Selected Financial and Operating Information
The following table shows selected financial and operating information for Morgans:

	Year Ended December 31,
	2009	2008	2007	2006	2005
Selected Operating Information:
Occupancy	87.0%	81.1%	86.4%	85.0%	83.4%
ADR	$245	$351	$342	$312	$295
RevPAR	$213	$285	$296	$265	$246
Selected Financial Information (in thousands):
Room Revenue (1)	$8,867	$8,813	$12,190	$10,931	$10,161
Total Revenue (1)	17,159	19,109	24,124	22,219	21,805
Depreciation (1)	2,805	1,481	1,201	1,354	1,485
Operating Income (1)	(2,328)	2,010	5,671	4,851	4,398

(1)	Morgans was closed for renovation for three months during 2008.
Royalton
Overview
Opened in 1988, Royalton is located in the heart of midtown Manhattan, steps away from Times Square, Fifth Avenue shopping and the Broadway Theater District. Royalton was renovated during 2007 and has 168 rooms and suites, 37 of which feature working fireplaces. Recently redesigned by noted New York-based design firm Roman & Williams, the hotel is widely regarded for its distinctive lobby which spans a full city block. Royalton features a restaurant and bar, Brasserie 44 and Bar 44, and three unique penthouses with terraces offering views of midtown Manhattan.
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

Selected Financial and Operating Information
The following table shows selected financial and operating information for Royalton:

	Year Ended December 31,
	2009	2008	2007	2006	2005
Selected Operating Information:
Occupancy	87.1%	88.0%	84.7%	87.4%	86.2%
ADR	$276	$390	$384	$339	$316
RevPAR	$240	$343	$326	$297	$272
Selected Financial Information (in thousands):
Room Revenue (1)	$14,747	$21,090	$13,840	$18,307	$16,793
Total Revenue (1)	20,375	27,891	18,290	24,211	22,239
Depreciation (1)	5,552	4,095	2,328	1,813	2,097
Operating Income (1)	(3,581)	2,464	1,383	5,726	4,595

(1)	Royalton was closed for renovation for four months during 2007.
Hudson
Overview
Opened in 2000, Hudson is our largest New York City hotel, with 831 guest rooms and suites, including two ultra-luxurious accommodations — a 3,355 square foot penthouse with a landscaped terrace and an apartment with a 2,500 square foot tented terrace. Hudson occupies the former clubhouse of the American Women’s Association, which was originally constructed in 1929 by J.P. Morgan’s daughter. The hotel, which is only a few blocks away from Columbus Circle, Time Warner Center and Central Park, was designed by Philippe Starck to offer guests affordable luxury and style. Hudson’s notable design includes a 40-foot high ivy-covered lobby and a lobby ceiling fresco by renowned artist Francesco Clemente. The hotel’s food and beverage offerings include Private Park, a restaurant and bar in the indoor/outdoor lobby garden, Hudson Bar and the Library Bar and Sky Terrace, a private landscaped terrace on the 15th floor. The primary restaurant is being re-concepted and is under renovation, with opening expected in the second quarter of 2010.
Property highlights include:

Location	• 356 West 58th Street, New York, New York

Guest Rooms	• 831, including 43 suites

Food and Beverage	• Hudson Hall, new restaurant concept with an opening expected in the second quarter of 2010

• Hudson Bar with capacity for 334

• Library Bar with capacity for 170

• Good Units, an exclusive venue for special functions, opened in February 2010

Meeting Space	• Multi-service meeting facilities, consisting of three executive board rooms, two suites and other facilities, with total capacity for 1,260

Other Amenities	• 24-hour concierge service and business center

• Indoor/outdoor private park

• Library with antique billiard tables and books

• Sky Terrace, a private landscaped terrace and solarium

• Fitness center

In February 2010, we completed and opened Good Units, an exclusive venue for special functions. The raw space was conceived for performances and other experiences. Good Units is located in approximately 8,000 square feet of previously unused basement space within the hotel. There is another 19,000 square feet of unused space in the lower level of the hotel.
We own 100% of Hudson, which is part of a property that is structured as a condominium, in which Hudson constitutes 96% of the square footage of the entire building. Hudson has a total of 920 rooms, including 89 SROs. SROs are single room dwelling units. Each SRO is for occupancy by a single eligible individual. The unit need not, but may, contain food preparation or sanitary facilities, or both. SROs remain from the prior ownership of the building and we are by statute required to maintain these long-term tenants, unless we get their consent to terminate the lease, as long as they pay us their rent. Over time, we intend to develop new guest rooms from rooms that were formerly SRO units. The hotel is subject to mortgage indebtedness.
We own a fee simple interest in Hudson. The hotel is subject to mortgage indebtedness as more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Selected Financial and Operating Information
The following table shows selected financial and operating information for Hudson:

	Year Ended December 31,
	2009	2008	2007	2006	2005
Selected Operating Information:
Occupancy	83.8%	90.7%	91.8%	87.6%	85.3%
ADR	$200	$283	$284	$265	$247
RevPAR	$168	$257	$261	$232	$211
Selected Financial Information (in thousands):
Room Revenue	$49,853	$75,722	$76,610	$68,106	$61,673
Total Revenue	65,663	97,789	101,271	88,083	80,893
Depreciation	6,813	6,399	6,275	5,092	9,415
Operating Income	6,329	32,885	36,800	33,807	24,756
Delano South Beach
Overview
Opened in 1995, Delano South Beach has 194 guest rooms, suites and lofts and is located in the heart of Miami Beach’s fashionable South Beach Art Deco district. Room renovations began in 2006, including technology upgrades and upgrading of suites and bungalows, and was completed in October 2007. Formerly a 1947 landmark hotel, Delano South Beach is noted for its simple white Art Deco décor. The hotel features an “indoor/outdoor” lobby, the Water Salon and Orchard (which is Delano South Beach’s landscaped orchard and 100-foot long pool) and beach facilities. The hotel’s accommodations also include eight poolside bungalows and a penthouse and apartment. Delano South Beach’s restaurant and bar offerings include Blue Door and Blue Sea restaurants, a poolside bistro, the Rose Bar and a new lounge, The Florida Room, designed by Kravitz Design, which opened in December 2007. The hotel also features Agua Spa, a full-service spa facility, renovated and expanded in late 2007.

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

• Agua Spa and solarium

• Billiards area

• 24-hour concierge service
We own a fee simple interest in Delano South Beach.
Selected Financial and Operating Information
The following table shows selected financial and operating information for Delano South Beach:

	Year Ended December 31,
	2009	2008	2007	2006	2005
Selected Operating Information:
Occupancy	62.3%	79.3%	73.0%	67.1%	72.1%
ADR	$488	$540	$557	$505	$474
RevPAR	$304	$428	$407	$338	$342
Selected Financial Information (in thousands):
Room Revenue	$21,539	$30,417	$28,923	$23,961	$24,276
Total Revenue	44,814	62,115	56,603	50,433	49,685
Depreciation	4,646	5,776	3,858	2,203	3,272
Operating Income	11,024	18,917	17,852	16,100	15,877
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
Selected Financial and Operating Information
The following table shows selected financial and operating information for Mondrian Los Angeles:

	Year Ended December 31,
	2009	2008	2007	2006	2005
Selected Operating Information:
Occupancy	63.4%	52.0%	76.5%	79.1%	79.5%
ADR	$264	$348	$327	$315	$301
RevPAR	$167	$181	$250	$249	$239
Selected Financial Information (in thousands):
Room Revenue (1)	$14,483	$15,715	$21,623	$21,579	$20,674
Total Revenue (1)	31,266	33,408	44,443	43,978	43,494
Depreciation (1)	5,239	3,373	2,182	1,727	2,238
Operating Income (1)	4,049	4,920	14,429	15,873	14,925

(1)	Mondrian Los Angeles was under renovation for the majority of 2008.
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

Property highlights include:

Location	• 495 Geary Street, San Francisco, California

Guest Rooms	• 372, including 25 suites

Food and Beverage	• Asia de Cuba restaurant with seating for 139

• Redwood Room bar with capacity for 124

• Living Room with capacity for 46

Meeting Space	• Multi-service meeting facilities, consisting of two executive boardrooms, one suite and other facilities, with total capacity for 403

Other Amenities	• 24-hour concierge service

• 24-hour business center

• 24-hour fitness center
Our rights to operate Clift in San Francisco are based upon our interest under a 99-year lease. Due to the amount of rent stated in the lease, which will increase periodically, and the economic environment in which the hotel operates, we are not operating Clift at a profit and do not know when we will be able to operate Clift profitably. Morgans Group has funded cash shortfalls sustained at Clift in order to make rent payments from time to time, but, on March 1, 2010, our subsidiary that leases Clift did not make the scheduled monthly rent payment. We are in discussions with the landlord to restructure the lease arrangements, but there can be no assurance that we will be successful in restructuring the lease or in continuing to operate Clift. Under the lease, the landlord’s recourse is limited to the lessee, which has no substantial assets other than its leasehold interest in Clift.
Selected Financial and Operating Information
The following table shows selected financial and operating information for Clift:

	Year Ended December 31,
	2009	2008	2007	2006	2005
Selected Operating Information:
Occupancy	65.5%	74.8%	74.3%	70.6%	68.7%
ADR	$201	$254	$259	$239	$221
RevPAR	$131	$190	$192	$169	$152
Selected Financial Information (in thousands):
Room Revenue	$17,700	$25,297	$25,497	$22,370	$20,098
Total Revenue	30,702	42,066	43,337	38,686	35,565
Depreciation	3,028	2,602	2,372	5,487	7,245
Operating (loss) income	(2,712)	5,041	4,383	(12)	(2,616)
Mondrian Scottsdale
Overview
Acquired in 2006, Mondrian Scottsdale has 189 guestrooms, including 15 suites and two apartments. Mondrian Scottsdale is located in the heart of Old Town Scottsdale overlooking the Scottsdale Mall gardens. Ground floor rooms have patio terraces and the upper floors have private balconies. Two swimming pools, a 24-hour gym, state-of-the-art technology and business facilities, and Morgans Hotel Group’s signature spa, Agua, highlight the impressive list of amenities. During 2006, the hotel underwent a complete renovation of all guest rooms, common areas, bars and restaurant space. The newly renovated hotel was designed by international designer Benjamin Noriega-Ortiz, who drew his inspiration from the Garden of Eden. The hotel was completed in January 2007, and featured an Asia de Cuba Restaurant, Skybar and the Red Bar. In January 2010, Asia de Cuba was re-concepted into an Italian restaurant.

Property highlights include:

Location	• 7353 East Indian School Road, Scottsdale, Arizona

Guest Rooms	• 189, including 15 suites and 2 apartments

Food and Beverage	• An Italian restaurant, with seating, both indoors and outdoors, for 190

• Skybar with capacity for 250

• Red Bar with capacity for 125

Meeting Space	• Multi-service meeting facilities, consisting of eight function rooms and a private reception area, with total capacity for 500

Other Amenities	• Agua Spa

• Two swimming pools

• 24-hour business center

• 24-hour fitness center
In June 2009, the $40.0 million non-recourse mortgage and mezzanine loans on Mondrian Scottsdale matured, and we discontinued subsidizing the debt service. The lender has initiated foreclosure proceedings against the property and has terminated the management agreement with an effective termination date of March 16, 2010.
Selected Financial and Operating Information
The following table shows selected financial and operating information for Mondrian Scottsdale for the years ended December 31, 2008 and 2007 and for the period of our ownership during 2006. The Mondrian Scottsdale was under renovation for the majority of 2006.

	Year Ended	Year Ended	May 5, 2006 -
	December 31,	December 31,	December 31,
	2008	2007	2006
Selected Operating Information:
Occupancy	40.8%	56.0%	44.0%
ADR	$132	$203	$162
RevPAR	$54	$114	$71
Selected Financial Information (in thousands):
Room Revenue	$3,713	$8,069	$3,317
Total Revenue	7,594	16,736	5,503
Depreciation	1,174	2,945	967
Operating Loss	(2,416)	(3,468)	(3,210)
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
Selected Financial and Operating Information
The following table shows selected financial and operating information for St Martins Lane:

	Year Ended December 31,
	2009	2008	2007	2006	2005
Selected Operating Information:
Occupancy	74.4%	75.0%	77.1%	78.2%	73.6%
ADR (1)	$323	$420	$467	$399	$364
RevPAR (1)	$240	$315	$360	$312	$267
Selected Financial Information (in thousands): (1)
Room Revenue	$17,927	$19,900	$21,041	$19,807	$16,967
Total Revenue	44,390	40,595	41,648	39,482	35,063
Depreciation	4,155	4,072	3,442	3,200	3,975
Operating Income	6,330	8,770	11,096	9,475	5,916

(1)
The currency translation is based on an exchange rate of 1 British pound 1.57 U.S. dollars, which is an average monthly exchange rate provided by www.oanda.com for the last 12 months ending December 31, 2009.

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

• Billiard Room

• Agua Spa

• 24-hour concierge service

• 24-hour business center

• 24-hour fitness center
We operate Sanderson through Morgans Europe, a 50/50 joint venture with an affiliate of Walton. Through Morgans Europe, we operate Sanderson under a 150-year lease. The hotel is subject to mortgage indebtedness as more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Selected Financial and Operating Information
The following table shows selected financial and operating information for Sanderson:

	Year Ended December 31,
	2009	2008	2007	2006	2005
Selected Operating Information:
Occupancy	71.8%	74.1%	77.8%	77.5%	69.6%
ADR (1)	$386	$483	$539	$475	$443
RevPAR (1)	$278	$358	$419	$368	$308
Selected Financial Information (in thousands): (1)
Room Revenue	$15,233	$16,615	$18,006	$17,182	$14,386
Total Revenue	34,174	31,546	33,860	33,308	29,213
Depreciation	2,359	2,356	2,658	3,674	4,399
Operating Income	4,050	5,575	6,461	4,990	1,640

(1)
The currency translation is based on an exchange rate of 1 British pound to 1.57 U.S. dollars, which is an average monthly exchange rate provided by www.oanda.com for the last 12 months ended December 31, 2009.

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

• Spa @ Shore Club

• Salon, jewelry shop, clothing shop and gift shop

• Concierge service
We operate Shore Club under a management contract and owned a minority ownership interest of approximately 7% at December 31, 2009. In March 2010, the lender for the Shore Club mortgage initiated foreclosure proceedings against the property. We are continuing to operate the hotel pursuant to the management agreement during foreclosure proceedings, but we are uncertain whether we will continue to manage the property once foreclosure proceedings are complete.
Selected Financial and Operating Information
The following table shows selected financial and operating information for Shore Club:

	Year Ended December 31,
	2009	2008	2007	2006	2005
Selected Operating Information:
Occupancy	50.8%	64.2%	65.1%	65.7%	63.6%
ADR	$307	$388	$436	$373	$349
RevPAR	$156	$249	$284	$245	$222
Selected Financial Information (in thousands):
Room Revenue	$17,562	$28,181	$32,006	$27,467	$24,922
Total Revenue	27,430	43,291	48,759	42,423	39,726
Depreciation	4,395	4,562	4,877	9,662	8,824
Operating (loss) income	(4,067)	8,305	8,386	1,102	2,004
Hard Rock Hotel & Casino Las Vegas
Overview
On February 2, 2007, we along with our joint venture partner, DLJMB, acquired the Hard Rock. As a result of the large-scale expansion project that has been underway since 2008, the hotel’s three towers consist of 1,510 spacious hotel rooms, of which 450 or 30% are suites, including 9 penthouses, 10 pool villas and 8 multi-level spa villas.

As part of the expansion project, in 2009, Hard Rock debuted an expanded casino. The innovative, distinctive style of the 60,000 square foot casino is designed with a unique layout around the two elevated lounges, Luxe Bar and Center Bar, which allows the casino’s patrons to see and be seen from nearly every area of the casino.
In 2009, Hard Rock opened recently renovated The Joint, a live music venue with a capacity of 4,100. The Joint successfully draws audiences from Las Vegas visitors and from the local Las Vegas population. In addition, Hard Rock’s new 80,000 square-foot conference center and entertainment areas have capacity to accommodate groups of up to 8,000. Hard Rock offers its patrons a selection of high-quality food and beverages at multiple price points. Hard Rock’s food and beverage operations include six restaurants (Ago, Rare 120, Pink Taco, Mr. Lucky’s, Espumoso Cafe and Nobu), eight bars (Luxe Bar, Lobby Lounge, Midway Bar, Sports Deluxe, Helle’s Belles Bar, Wasted Space, Poker Lounge Bar and Center Bar), four bars in The Joint, a bar at the Beach Club and catering service for corporate events, conventions, banquets and parties. Hard Rock also hosts a 3,600 square-foot retail store, jewelry store and a lingerie store; a high-end Poker Lounge with 18 tables; a beach club which features a 300-foot long sand-bottomed tropical themed pool with a water slide, a water fall, a running stream and underwater rock music; a new 15,400 square-foot night club, Vanity; and a new spa facility, Reliquary, which opened late December 2009, features a 1,500 square-foot Roman bath, 21 treatment rooms, including couples facilities and hydro therapy rooms, a fitness room with CYBEX machines and a Spa Bar.
The expansion project also includes the expansion of the hotel’s pool, outdoor gaming, and additional food and beverage outlets, which are expected to open in March of 2010.
Property highlights include:

Location	• 4455 Paradise Road, Las Vegas

Guest Rooms	• Three hotel towers with 1,510 hotel rooms averaging approximately 500 square feet in size (including 450 suites, 9 penthouses, 10 pool villas and 8 spa villas)

Food and Beverage	• Nobu with seating for 300

• Rare 120 with seating for 178

• Pink Taco with seating for 259

• Espumosa Café with seating for 35

• Mr. Lucky’s with seating for 200

• Ago with seating for 200

• Starbucks

• Eight cocktail lounges, including two circular lounges, Luxe Bar and Center Bar, that are elevated and surrounded by the gaming floor

Meeting Space	• 80,000 square-feet of banquet and meeting facilities

Other Amenities	• An approximately 60,000 square foot uniquely styled casino with 835 slot machines and 125 table games

• Poker Lounge with 18 tables and a 1,000 square foot connected bar

• Vanity nightclub, with capacity for 1,400

• Recently renovated and expanded live music concert hall, The Joint, with capacity for 4,100

• Wasted Space rock n’ roll bar, with capacity for 500

•     Beach Club, including a 300-foot long sand bottomed tropical theme outdoor swimming pool area, with a water slide, water fall, a running stream and underwater rock music. The expansion of the pool is expected to open in March 2010

• Approximately 21,000 square foot spa/salon/fitness center, called Reliquary

• Rock Spa health club and fitness center

• An approximately 3,600 square foot retail store, a jewelry store and a lingerie store

• 24-hour concierge service

• 24-hour room service
We operate the Hard Rock under a management agreement and owned a 12.8% equity interest, based on cash contributions in the joint venture at December 31, 2009 and applying a weighting of 1.75x to the DLJMB Parties contributions in excess of $250.0 million, which was the last agreed weighting for capital contributions beyond the amount initially committed by our joint venture partners. Some of these additional contributions made by our joint venture partners may ultimately receive a greater weighting based on an appraisal process included in the joint venture agreement or as otherwise agreed by the parties, which would further dilute our ownership interest.
Selected Financial and Operating Information
The following table shows selected financial and operating information for Hard Rock:

	For the Year	For the Year	For the Period
	Ended	Ended	from Feb. 2, 2007
	Dec. 31, 2009	Dec. 31, 2008	to Dec. 31, 2007
Selected Operating Information:
Occupancy	88.2%	91.7%	94.6%
ADR	$134	$186	$207
RevPAR	$118	$171	$196
Selected Financial Information (in thousands):
Room Revenue	$35,063	$39,008	$42,220
Total Revenue	185,698	164,345	173,655
Depreciation	23,062	23,454	17,413
Operating (loss) income (1)	(131,851)	(202,895)	19,626

(1)	After impairment losses and pre-opening expenses incurred to expand the property.
Mondrian South Beach
Overview
In December 2008, we along with our joint venture partner, an affiliate of Crescent Heights, opened Mondrian South Beach. The hotel has 328 hotel residences consisting of studios, one-and two-bedroom apartments, and four tower suites. Located on newly-fashionable West Avenue, Mondrian South Beach is a quiet enclave just minutes from the bustling center of South Beach with spectacular views of the Atlantic Ocean, Biscayne Bay and downtown Miami. Designed by award-winning Dutch designer Marcel Wanders as “Sleeping Beauty’s castle,” Mondrian South Beach is pioneering revolutionary, world-class design for a new generation of style-conscious travelers. The hotel features an Asia de Cuba restaurant and Sunset Lounge and a 4,000 square-foot spa.

The joint venture is in the process of selling units as condominiums, subject to market conditions, and unit buyers will have the opportunity to place their units into the hotel’s rental program. In addition to hotel management fees, we could also realize fees from the sale of condominium units.
Property highlights include:

Location	• 1100 West Avenue, Miami Beach, Florida

Guest Rooms	• 328, including studios, one-and two-bedroom apartments, and four tower suites

Food and Beverage	• Asia de Cuba restaurant with seating for 265

• Sunset Lounge with capacity for 315

Meeting Space	• Multi-service meeting facilities, consisting of two studios, both with outdoor terraces, with total capacity for over 700

Other Amenities	• Bayside swimming pool surrounded by lounge pillows

• Lush gardens and landscaped labyrinthine trails

• 24-hour concierge service

• 24-hour business center

• 24-hour fitness center
We operate the Mondrian South Beach under a management agreement and own a 50% equity interest in the joint venture. The hotel is subject to mortgage indebtedness as more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Selected Financial and Operating Information
The following table shows selected financial and operating information for Mondrian South Beach for the year ended December 31, 2009 and the period from December 1, 2008, when the hotel opened, to December 31, 2008:

	For the Year Ended	For the period from
	December 31, 2009	Dec. 1, 2008-Dec. 31, 2008
Selected Operating Information:
Occupancy	62.0%	55.0%
ADR	$221	$289
RevPAR	$137	$159
Selected Financial Information (in thousands):
Room Revenue	$11,864	1,020
Total Revenue	24,387	$69,105
Depreciation	108	53
Operating loss	(1,246)	(6,417)
Ames
Overview
In November 2009, we along with our joint venture partner, Normandy Real Estate Partners, opened Ames in Boston. Ames, located in the beautiful and historic Ames building, inspires both modern style and old world sophistication. An experience rich with elegant interpretations, complemented by innovative new design by Rockwell Group and our in-house design team, Ames brings Boston and its visitors the dynamic experience for which we are known. Located near historic Faneuil Hall and Beacon Hill, the 114-room Boston hotel has a vibrant restaurant and bar, a state-of-the-art fitness center and suites accented by dramatic, Romanesque arched windows and original fireplaces. The hotel features Woodward, a new restaurant-bar concept for Ames, which offers premiere quality food and drink.

Property highlights include:

Location	• 1 Court Street, Boston, Massachusetts

Guest Rooms	• 114, including 107 guest rooms, one apartment and six deluxe one-bedroom suites

Food and Beverage	• Woodward with seating for 160

Meeting Space	• Multi-service meeting facilities with total capacity for over 50

Other Amenities	• 24-hour concierge service

• 24-hour business center

• 24-hour fitness center
We operate Ames under a management agreement and owned an approximately 35% equity interest in the joint venture as of December 31, 2009.
Selected Financial and Operating Information
The following table shows selected financial and operating information for Ames in Boston for the period from November 19, 2009, when the hotel opened, to December 31, 2009:

For the period from
Nov. 19, 2009-Dec. 31, 2009
Selected Operating Information:
Occupancy	33.4%
ADR	$175
RevPAR	$58
Selected Financial Information (in thousands):
Room Revenue	223
Total Revenue	$860
Depreciation	—
Operating loss	(123)
San Juan Water and Beach Club
On October 18, 2009 we began managing the San Juan Water and Beach Club Hotel, a 78-key beachfront hotel in Isla Verde, Puerto Rico, pursuant to a 10-year management agreement. Among other awards, San Juan Water and Beach Club Hotel has been listed on Conde Nast Traveler’s Gold List as one of the “World’s Best Places To Stay” and has been number three on Conde Nast Traveler’s top ten list of Caribbean/Atlantic hotels. The owners intend to obtain development rights to build a Morgans Hotel Group branded hotel including a 30,000 square foot casino. We plan to operate the San Juan Water and Beach Club Hotel as a separate independent hotel pending re-development into a Morgans Hotel Group branded property. We anticipate contributing approximately $0.8 million toward the renovation of the hotel, which will be treated as a minority percentage ownership. As of December 31, 2009, we did not have an ownership interest in the hotel.
Hotel Las Palapas
On December 15, 2009, we began managing Hotel Las Palapas, a 75-key beachfront hotel located in Playa del Carmen, Riviera Maya, Mexico, pursuant to a five-year management agreement with one five-year renewal option. Hotel Las Palapas is owned by affiliates of Walton, our joint venture partners in the ownership of two other hotels — the Sanderson and St Martins Lane hotels in London. The hotel, with its magnificent beach of white sand, is centrally located on the 5th Avenue of Playa del Carmen, famous for its numerous restaurants, bars and small shops. Walton plans to convert the site into a Morgans Hotel Group branded hotel when economic conditions improve. We plan to operate Hotel Las Palapas as a separate independent hotel pending re-development into a Morgans Hotel Group branded property.

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
RESERVED
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

Period	High	Low
First Quarter 2008	$19.75	$12.67
Second Quarter 2008	$15.56	$10.30
Third Quarter 2008	$17.88	$10.00
Fourth Quarter 2008	$10.73	$2.60
First Quarter 2009	$5.15	$1.61
Second Quarter 2009	$4.88	$3.35
Third Quarter 2009	$6.21	$3.30
Fourth Quarter 2009	$5.64	$3.10
On March 11, 2010, the closing sale price for our common stock, as reported as on the Nasdaq Global Market was $4.98. As of March 11, 2010, there were 48 record holders of our common stock although there is a much larger number of beneficial owners.
Dividend Policy
We have never declared or paid any cash dividends on our common stock and we do not currently intend to pay any cash dividends on our common stock. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our common stock will be, subject to applicable law, at the discretion of our Board of Directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions. Our revolving credit agreement prohibits us from paying cash dividends on our common stock. In addition, so long as any Series A Preferred Securities are outstanding, we are prohibited from paying dividends on our common stock, unless all accumulated and unpaid dividends on all outstanding Series A Preferred Securities have been declared and paid in full.
The Series A Preferred Securities we issued in October 2009 have an 8% dividend rate for the first five years, a 10% dividend rate for years six and seven, and a 20% dividend rate thereafter. We have the option to accrue any and all dividend payments. As of December 31, 2009, we had not paid any dividends on the Series A Preferred Securities.
Performance Graph
The following graph below shows the cumulative total stockholder return of our common stock from our IPO date of February 17, 2006 through December 31, 2009 compared to the S&P 500 Stock Index and the S&P 500 Hotels. The graph assumes that the value of the investment in our common stock and each index was $100 at February 17, 2006. The Company has declared no dividends during this period. The stockholder return on the graph below is not indicative of future performance.

Comparison of Cumulative Total Return of the Company, S&P 500 Stock Index
and S&P 500 Hotels Index From February 17, 2006 through December 31, 2009

	2/17/2006	12/31/2006	12/31/2007	12/31/2008	12/31/2009
Morgans Hotel Group Co.	$100.00	$84.65	$96.40	$23.30	$22.85
S&P 500 Stock Index	100.00	110.18	114.07	70.17	86.63
S&P 500 Hotels Index	100.00	112.27	96.72	48.27	74.93

ITEM 6.	SELECTED FINANCIAL INFORMATION
The following selected historical financial and operating data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K.
The following table contains selected consolidated financial data for the years ended December 31, 2009, 2008, and 2007 and consolidated financial data derived from our predecessor’s audited combined financial statements for the period from January 1, 2006 to February 16, 2006 and the year ended December 31, 2005. Information included for the years ended December 31, 2009, 2008, and 2007 is derived from the Company’s audited Consolidated Financial Statements. The historical results do not necessarily indicate results expected for any future period.

	Year Ended December 31,
	2009	2008 (1)	2007 (1)	2006 (1)	2005 (1)
	(In thousands, except operating and per share data)
Statement of Operations Data:
Total hotel revenues	$217,572	$296,167	$304,804	$273,114	$253,683
Total revenues	232,645	314,467	322,985	281,883	263,162
Total hotel operating costs	178,138	205,985	206,595	180,922	165,996
Corporate expenses, including stock compensation	33,514	41,889	44,744	27,306	17,982
Depreciation and amortization	30,797	27,733	21,719	19,112	26,215
Total operating costs and expenses	267,026	299,862	276,286	228,957	210,193
Operating (loss) income	(34,381)	14,605	46,699	52,926	52,969
Interest expense, net	50,469	45,440	41,812	51,564	72,257
Net loss	(99,724)	(56,673)	(15,073)	(13,925)	(30,216)
Preferred stock dividends and accretion	1,746	—	—	—	—
Net loss attributable to common shareholders	(101,470)	(56,673)	(15,073)	(13,925)	(30,216)
Net loss per share attributable to common shareholders, basic and diluted	(3.38)	(1.80)	(0.45)	(0.30)	—
Weighted average common shares outstanding	30,017	31,413	33,239	33,492	—

Cash Flow Data:
Net cash (used in) provided by:
Operating activities	$(19,335)	$25,320	$45,619	$36,797	$19,870
Investing activities	(36,449)	(45,140)	(100,375)	(143,658)	(20,251)
Financing activities	76,122	(52,715)	148,696	112,575	9,301

	As of December 31,
	2009	2008 (1)	2007 (1)	2006 (1)	2005 (1)
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents (2)	$68,994	$48,656	$121,191	$27,251	$21,833
Restricted cash (2)	21,109	19,737	25,621	23,282	32,754
Property and equipment, net (2)	488,189	516,148	480,858	441,827	426,927
Assets of hotel held for non-sale disposition (2)	23,977	42,531	60,252	55,418	—
Total assets	838,238	855,464	943,578	758,006	606,275
Mortgage notes payable	374,500	380,000	380,000	380,000	577,968
Mortgage notes payable of hotel held for non-sale disposition	40,000	40,000	40,000	40,000	—
Financing and capital lease obligations	325,013	297,179	309,199	135,870	81,664
Long-term debt and capital lease obligations	739,013	717,179	713,737	553,197	659,632
Preferred stock	48,564	—	—	—	—
Total MHGC stockholders’ equity (deficit)	9,020	43,388	138,742	122,446	(110,573)
Total equity (deficit)	23,411	61,356	157,766	142,763	(109,417)

(1)
We followed the guidance for a change in accounting principle under Statement of Financial Accounting Standard (“SFAS”) No. 154, Accounting Changes and Error Correction (which has been subsequently codified in Accounting Standards Codification (“ASC”) 250-10, Accounting Changes and Error Correction), to reflect the retrospective adoption of Financial Accounting Standards Board Staff Position No. 14-1, which was subsequently codified in ASC 470-20, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulleting (ARB) No. 51, which has been subsequently codified in ASC 810-10, which were effective on January 1, 2009. In further discussion of this change in accounting principle, see note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

(2)
Balance sheet data has been adjusted to present Mondrian Scottsdale as a hotel held for non-sale disposition separately from our other assets and liabilities. For further discussion and information on this hotel held for non-sale disposition, see the consolidated balance sheet in the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
We are a fully integrated hospitality company that operates, owns, acquires, develops and redevelops boutique hotels primarily in gateway cities and select resort markets in the United States and Europe. Over our 26-year history, we have gained experience operating in a variety of market conditions.
The historical financial data presented herein is the historical financial data for:
•
our Owned Hotels, consisting of Morgans, Royalton and Hudson in New York, Delano South Beach in Miami, South Beach, Mondrian Los Angeles in Los Angeles, Clift in San Francisco, and Mondrian Scottsdale in Scottsdale. As of December 31, 2009, Mondrian Scottsdale was in foreclosure proceedings and the operations have been reclassified on our consolidated financial statements to “hotel held for non-sale disposition”;

•	our Joint Venture Hotels, consisting of our London hotels (Sanderson and St Martins Lane), Hard Rock in Las Vegas, Mondrian South Beach and Shore Club in South Beach, Miami, and Ames in Boston;
•	our non-Morgans Hotel Group branded hotels which we manage independently, consisting of the San Juan Water and Beach Club in Isla Verde, Puerto Rico and Hotel Las Palapas in Playa del Carmen, Mexico;
•	our investments in hotels under construction, such as Mondrian SoHo, and our investment in other proposed properties;
•	our investment in certain joint venture food and beverage operations at our Owned Hotels and Joint Venture Hotels, discussed further below;
•	our management company subsidiary, MHG Management Company; and
•	the rights and obligations contributed to Morgans Group in the formation and structuring transactions described in note 1 to the Consolidated Financial Statements, included elsewhere in this report.
We consolidate the results of operations for all of our Owned Hotels and certain food and beverage operations at five of our Owned Hotels, which are operated under 50/50 joint ventures with restaurateur Jeffrey Chodorow. We consolidate the food and beverage joint ventures as we believe that we are the primary beneficiary of these entities. Our partner’s share of the results of operations of these food and beverage joint ventures are recorded as noncontrolling interest in the accompanying consolidated financial statements.
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

As of December 31, 2009, we operated the following Joint Venture Hotels under management agreements which expire as follows:
•	Sanderson — June 2018 (with one 10-year extension at our option);

•	St Martins Lane — June 2018 (with one 10-year extension at our option);
•	Shore Club — July 2022;
•	Hard Rock — February 2027 (with two 10-year extensions);
•	Mondrian South Beach — August 2026; and
•	Ames — November 2024.
In addition to the Joint Venture Hotels, we also manage two non-Morgans Hotel Group branded hotels in which we did not have any ownership interest at December 31, 2009. In October 2009, we began managing the San Juan Water and Beach Club in Isla Verde, Puerto Rico under a 10-year management agreement. In December, we began managing Hotel Las Palapas in Playa del Carmen, Mexico under a five-year management agreement with one five-year extension, which is automatic so long as we are not in default under the management agreement. We have also signed an agreement to manage Mondrian SoHo once development is complete. We have signed management agreements to manage various other hotels that are in development, including a Mondrian Palm Springs project, but we are unsure of the future of the development of these hotels as financing has not yet been obtained.
In March 2010, the lender for the Shore Club mortgage initiated foreclosure proceedings against the property. We are continuing to operate the hotel pursuant to the management agreement during foreclosure proceedings, but we are uncertain whether we will continue to manage the property once foreclosure proceedings are complete.
These management agreements may be subject to early termination in specified circumstances. For instance, beginning 12 months following completion of the expansion of the Hard Rock, our Hard Rock management agreement may be terminated if the Hard Rock fails to achieve an EBITDA hurdle, as defined in the management agreement. There can be no assurances that we will satisfy this or other performance tests in our management agreements, many of which may be beyond our control, or that our management agreements will not be subject to early termination. Several of our hotels are also subject to substantial mortgage and mezzanine debt, and in some instances our management fee is subordinated to the debt and our management agreements may be terminated by the lenders on foreclosure.
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
•
Revenues of hotel held for non-sale disposition. Revenue of hotel held for non-sale disposition includes room revenue, food and beverage revenue and other hotel revenues for Mondrian Scottsdale, which is in foreclosure proceedings as discussed in note 2 to our consolidated financial statements.

•
Management fee — related parties revenue and other income. We earn fees under our management agreements. These fees may include management fees as well as reimbursement for allocated chain services. Additionally, in 2008 we earned a branding fee related to the use of our Delano brand in connection with sales by our joint venture partner in the Delano Dubai development project of condominium units.

Fluctuations in revenues, which tend to correlate with changes in gross domestic product, are driven largely by general economic and local market conditions but can also be impacted by major events, such as terrorist attacks or natural disasters, which in turn affect levels of business and leisure travel.
The seasonal nature of the hospitality business can also impact revenues. For example, our Miami hotels are generally strongest in the first quarter, whereas our New York hotels are generally strongest in the fourth quarter. However, given the global economic downturn, the impact of seasonality in 2009 and the fourth quarter of 2008 was not as significant as in prior periods.
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
•
Operating expenses of hotel held for non-sale disposition. Operating expenses of hotel held for non-sale disposition includes rooms expenses, food and beverage expenses, other departmental expenses, hotel selling, general and administrative expenses, property taxes, insurance and other expenses for Mondrian Scottsdale, which is in foreclosure proceedings, as discussed in note 2 to our consolidated financial statements.

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

•
Depreciation expense of hotel held for non-sale disposition. Total depreciation expense of hotel held for non-sale disposition includes depreciation expense for Mondrian Scottsdale, which is in foreclosure proceedings, as discussed in note 2 to our consolidated financial statements. Hotel properties are depreciated using the straight-line method over estimated useful lives of 39.5 years for buildings and five years for furniture, fixtures and equipment.

•
Restructuring, development and disposal costs include costs incurred related to our restructuring initiatives implemented in 2008 and 2009, charges associated with disposals of assets as part of major renovation projects and the write-off of abandoned development projects resulting primarily from events generally outside management’s control such as the current tightness of the credit markets. These items do not relate to the ongoing operating performance of our assets.

•
Impairment loss on hotel held for non-sale disposition. When certain triggering events occur, we periodically review each asset for possible impairment. If such asset is considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds the estimated discounted future cash flows of the asset to estimate the fair value of the asset, taking into account the applicable assets expected cash flow from operations, holding period and net proceeds from the dispositions of the asset. For the years ended December 31, 2009 and 2008, management concluded that our investment in Mondrian Scottsdale was impaired. Impairment charges of $18.4 million and $13.4 million, respectively, are reflected in our consolidated financial statements for the years ended December 31, 2009 and 2008.

Other Items
•	Interest expense, net. Interest expense, net includes interest on our debt and amortization of financing costs and is presented net of interest income and interest capitalized.
•
Interest expense of hotel held for non-sale disposition. Interest expense of hotel held for non-sale disposition includes interest on our non-recourse mortgage and mezzanine debt at Mondrian Scottsdale.

•
Equity in (income) loss of unconsolidated joint ventures. Equity in (income) loss of unconsolidated joint ventures constitutes our share of the net profits and losses of our Joint Venture Hotels and our investments in hotels under development. Further, we and our joint venture partners review our Joint Venture Hotels for other-than-temporary declines in market value. In this analysis of fair value, we use discounted cash flow analysis to estimate the fair value of our investment taking into account expected cash flow from operations, holding period and net proceeds from the dispositions of the property. Any decline that is not expected to be recovered is considered other-than-temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. As such, included in our equity in loss of unconsolidated joint ventures is our portion of the respective joint ventures impairment charges of $7.8 million for our investment in Mondrian South Beach and $17.2 million on our investment in Echelon Las Vegas. As of December 31, 2009, management concluded that there is no impairment loss in the value of the unconsolidated joint ventures that is determined to be other-than-temporary.

•
Impairment loss on development project. When certain triggering events occur, we periodically review each asset for possible impairment. If such asset is considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds the estimated discounted future cash flows of the asset to estimate the fair value of the asset, taking into account the applicable assets expected cash flow from operations, holding period and net proceeds from the dispositions of the asset. For the year ended December 31, 2009, management concluded that our investment in the property across the street from Delano South Beach was impaired. An impairment charge of $11.9 million was recognized and is reflected in our consolidated financial statements for the year ended December 31, 2009.

•
Other non-operating (income) expenses include costs associated with financings, litigation and settlement costs and other items that relate to the financing and investing activities associated with our assets and not to the ongoing operating performance of our assets, both consolidated and unconsolidated, as well as the change in fair market value of our warrants issued in connection with the Yucaipa transaction.

•
Income tax (benefit) expense. All of our foreign subsidiaries are subject to local jurisdiction corporate income taxes. Income tax expense is reported at the applicable rate for the periods presented. We are subject to Federal and state income taxes. Income taxes for the years ended December 31, 2009, 2008 and 2007 were computed using our calculated effective tax rate. We also recorded net deferred taxes related to cumulative differences in the basis recorded for certain assets and liabilities.

•
Noncontrolling interest. Noncontrolling interest constitutes our third-party food and beverage joint venture partner’s interest in the profits of the restaurant ventures at certain of our hotels as well as the percentage of membership units in Morgans Group, our operating company, owned by Residual Hotel Interest LLC, our former parent, as discussed in note 2 of our consolidated financial statements.

•
Preferred stock dividends and accretion. Dividends attributable to our outstanding preferred stock and the accretion of the fair value discount on the issuance of the preferred stock are reflected as adjustments to our net loss to arrive at net loss attributable to common stockholders, as discussed in notes 3 and 11 of our consolidated financial statements.

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

Recent Trends and Developments
Recent Trends. Starting in the fourth quarter of 2008 and continuing throughout 2009, the weakened U.S. and global economies have resulted in considerable negative pressure on both consumer and business spending. As a result, lodging demand and revenues, which are primarily driven by growth in GDP, business investment and employment growth, weakened substantially during the year ended December 31, 2009, as compared to the lodging demand and revenues we experienced prior to the fourth quarter of 2008. We believe lodging demand and revenues will remain weak in 2010, particularly in the first half of the year, although we do not expect to see the magnitude of declines we have experienced during the last five quarters. Recently, the rate of decline in the lodging sector has slowed and we are beginning to see indications of return in demand in key gateway markets, most notably in the form of increasing occupancy in those markets. However, while the outlook for the U.S. and global economies have somewhat improved, spending by businesses and consumers remains cautious, and we do not anticipate that lodging demand will improve significantly until global economic trends show more sustained and robust growth.
To help mitigate the effects of these trends, we are actively managing costs at each of our properties and our corporate office. Through our multi-phased contingency plan, we reduced hotel operating expenses and corporate expenses during 2008 and 2009. We will continue to carefully monitor our costs with the objective of maintaining cost efficiencies realized in 2009 in 2010 and beyond. We believe that these cost reduction plans have resulted and will continue to result in significant savings in future quarters and that our experienced management team and dedicated employees have allowed us to implement these cost cuts without significant impact to the overall quality of our guest experience.
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
Although the pace of new lodging supply in various phases of development has increased over the past several quarters, we believe the timing of many of these projects may be affected by the ongoing weak economic conditions and the reduced availability of financing. These factors may dampen the pace of new supply development, including our own, in 2010. Nevertheless, we did witness new competitive luxury and boutique properties opening in 2008 and 2009 in some of our markets, particularly in Los Angeles, Miami Beach, Las Vegas and New York, which have impacted our performance in these markets and may continue to do so.
For 2010, we believe that if various economic forecasts projecting modest expansion are accurate, this may lend to a gradual and modest increase in lodging demand for both leisure and business travel, although we expect there to be continued pressure on rates, as leisure and business travelers alike continue to focus on cost containment. As such, there can be no assurances that any increases in hotel revenues or earnings at our properties will occur or that any losses will not increase for these or any other reasons.
We believe that the global credit market conditions will also gradually improve during 2010, although we believe there will continue to be less credit available and on less favorable terms than were obtainable in prior years. Given the current state of the credit markets, some of our joint venture projects, such as Mondrian Palm Springs, may not be able to obtain adequate project financing in a timely manner or at all. If adequate project financing is not obtained, the joint ventures or developers, as applicable, may seek additional equity investors to raise capital, limit the scope of the project, defer the project or cancel the project altogether.
Recent Developments. In addition to the recent trends described above, we expect that a number of recent events will cause our future results of operations to differ from our historical performance. For a discussion of these recent events, see “Item 1 — Business — 2009 Transactions and Developments.”

Operating Results
Comparison of Year Ended December 31, 2009 To Year Ended December 31, 2008
The following table presents our operating results for the years ended December 31, 2009 and 2008, including the amount and percentage change in these results between the two periods. The consolidated operating results for the year ended December 31, 2009 is comparable to the consolidated operating results for the year ended December 31, 2008, with the exception of Mondrian Los Angeles and Morgans, both of which were under renovation during 2008, the investment in the Hard Rock, which has been under renovation and expansion during 2008 and 2009, the investment in Mondrian South Beach, which opened in December 2008, the investment in Ames in Boston, which opened in November 2009, the management of the San Juan Water and Beach Club, which we began managing in October 2009, and the management of Hotel Las Palapas, which we began managing in December 2009. The consolidated operating results are as follows:

	2009	2008 (2)	Changes ($)	Changes (%)
	(Dollars in thousands)
Revenues:
Rooms	$127,188	$177,054	$(49,866)	(28.2)%
Food and beverage	73,278	93,307	(20,029)	(21.5)
Other hotel	9,512	12,018	(2,506)	(20.9)
Revenues of hotel held for non-sale disposition	7,594	13,788	(6,194)	(44.9)

Total hotel revenues	217,572	296,167	(78,595)	(26.5)
Management fee-related parties and other income	15,073	18,300	(3,227)	(17.6)

Total revenues	232,645	314,467	(81,822)	(26.0)

Operating Costs and Expenses:
Rooms	41,602	47,083	(5,481)	(11.6)
Food and beverage	56,492	67,223	(10,731)	(16.0)
Other departmental	6,159	6,810	(651)	(9.6)
Hotel selling, general and administrative	47,705	55,021	(7,316)	(13.3)
Property taxes, insurance and other	17,599	16,387	1,212	7.4
Hotel operating expenses of hotel held for non-sale disposition	8,581	13,461	(4,880)	(36.3)

Total hotel operating expenses	178,138	205,985	(27,847)	(13.5)
Corporate expenses, including stock compensation	33,514	41,889	(8,375)	(20.0)
Depreciation and amortization	29,623	24,912	4,711	18.9
Depreciation of hotel held for non-sale disposition	1,174	2,821	(1,647)	(58.4)
Restructuring, development and disposal costs	6,100	10,825	(4,725)	(43.6)
Impairment loss on hotel held for non-sale disposition	18,477	13,430	5,047	37.6

Total operating costs and expenses	267,026	299,862	(32,836)	(11.0)

Operating (loss) income	(31,681)	14,605	(46,286)	(1)
Interest expense, net	49,401	43,221	6,180	14.3
Interest expense of hotel held for non-sale disposition	1,068	2,219	(1,151)	(51.9)
Equity in loss of unconsolidated joint venture	33,075	56,581	(23,506)	(41.5)
Impairment loss on development project	11,913	—	11,913	(1)
Other non-operating (income) expense	(2,032)	464	(2,496)	(1)

Loss before income tax benefit	(127,806)	(87,880)	(39,926)	(45.4)
Income tax benefit	(26,201)	(33,311)	7,110	21.3

Net loss	(101,605)	(54,569)	(47,036)	(86.2)
Net (income) loss attributable to non controlling interest	(1,881)	2,104	(3,985)	(1)

Net loss	(99,724)	(56,673)	(43,051)	(76.0)

Preferred stock dividends and accretion	(1,746)	—	1,746	(1)

Net loss attributable to common stockholders	(101,470)	(56,673)	(44,797)	(79.0)

(1)	Not meaningful.

(2)
We followed the guidance for a change in accounting principle under Statement of Financial Accounting Standard (“SFAS”) No. 154, Accounting Changes and Error Correction (which has been subsequently codified in Accounting Standards Codification (“ASC”) 250-10, Accounting Changes and Error Correction), to reflect the retrospective adoption of Financial Accounting Standards Board Staff Position No. 14-1, which was subsequently codified in ASC 470-20, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulleting (ARB) No. 51, which has been subsequently codified in ASC 810-10 and which were effective on January 1, 2009. In further discussion of this change in accounting principle, see note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Total Hotel Revenues. Total hotel revenues decreased 26.5% to $217.6 million in 2009 compared to $296.2 million in 2008. The components of RevPAR from our comparable Owned Hotels for 2009 and 2008, which includes Hudson, Delano, Royalton and Clift and excludes Morgans and Mondrian Los Angeles, which were under renovation during 2008, and Mondrian Scottsdale, which is in foreclosure proceedings, are summarized as follows:

	2009	2008	Change ($)	Change (%)
Occupancy	77.1%	85.2%	—	(9.5)%
ADR	$239	$320	$(81)	(25.3)%
RevPAR	$184	$272	$(88)	(32.4)%
RevPAR from our comparable Owned Hotels decreased 32.4% to $184 in 2009 compared to $272 in 2008.
Rooms revenue decreased 28.2% to $127.1 million in 2009 compared to $177.1 million in 2008. The overall decrease was primarily attributable to the significant adverse impact on lodging demand and pricing as a result of the global economic downturn. All of our comparable Owned Hotels experienced a decline in rooms revenue of 30% or more in 2009 as compared to 2008.
Food and beverage revenue decreased 21.5% to $73.3 million in 2009 compared to $93.3 million in 2008. The overall decrease was primarily attributable to the economic downturn which has had a significant adverse impact on lodging demand and local spending, which negatively impacts the ancillary venues at our hotels, such as the bar and restaurant revenue. All of our comparable Owned Hotels experienced a decline in food and beverage revenue in excess of 16% in 2009 as compared to 2008.
Other hotel revenue decreased 20.9% to $9.5 million in 2009 compared to $12.0 million in 2008. The overall decrease was primarily attributable to the significant adverse impact on lodging demand, which negatively impacts the ancillary revenues at our hotels, as a result of the global economic downturn.
Revenues of hotel held for non-sale disposition decreased 44.9% to $7.6 million in 2009 compared to $13.8 million for 2008. Total revenues at Mondrian Scottsdale, the hotel held for non-sale disposition, have declined due to the significant adverse impact on lodging demand as a result of the global economic downturn. RevPAR for Mondrian Scottsdale declined 45.4% in 2009 compared to 2008.
Management Fee — Related Parties and Other Income. Management fee — related parties and other income decreased by 17.6% to $15.1 million in 2009 compared to $18.3 million in 2008. This decrease is primarily attributable to a branding fee earned in 2008 relating to the use of the Delano brand for the sale of branded residences to be constructed in connection with the Delano Dubai project for which there was no comparable fee earning during 2009, and the significant adverse impact on lodging demand as a result of the global economic downturn, especially at our London joint venture hotels and Shore Club. Partially offsetting these decreases are management fees earned at Mondrian South Beach, which opened in December 2008.
Operating Costs and Expenses
Rooms expense decreased 11.6% to $41.6 million in 2009 compared to $47.1 million in 2008. This decrease is a direct result of the decrease in rooms revenue. While we have implemented cost cutting initiatives at our hotels in 2008 and early 2009, our occupancy did not decrease as significantly as our ADR. Therefore certain variable expenses, such as housekeeping payroll costs did not decrease in proportion to the decrease in rooms revenue noted above.

Food and beverage expense decreased 16.0% to $56.5 million in 2009 compared to $67.2 million in 2008. All of our comparable Owned Hotels experienced a decline in food and beverage expense in excess of 15% in 2009 as compared to 2008.
Other departmental expense decreased 9.6% to $6.2 million in 2009 compared to $6.8 million in 2008. This decrease is a direct result of the decrease in other departmental revenue. While we have implemented cost cutting initiatives at our hotels in 2008 and early 2009, our occupancy did not decrease as significantly as our ADR. Therefore, certain variable expenses did not decrease in proportion to the decrease in revenue noted above.
Hotel selling, general and administrative expense decreased 13.3% to $47.7 million in 2009 compared to $55.0 million in 2008. This decrease was primarily due to the impact of cost cutting initiatives across all hotel properties, which were implemented in 2008 and in early 2009, resulting in decreased administrative and general costs and advertising and promotion expenses.
Property taxes, insurance and other expense increased 7.4% to $17.6 million in 2009 compared to $16.4 million in 2008. This increase was primarily due to increases in property taxes at Hudson as a result of the expiration of a property tax abatement, which will continue to be phased out over the next three years, fully expiring in 2012. Additionally, we recognized an increase due to Morgans being closed for renovation for the three months ended September 30, 2008. Slightly offsetting these increases was a decrease due to pre-opening expenses recorded at Mondrian Los Angeles and Morgans during 2008 as a result of their re-launch after renovation.
Hotel operating expenses of hotel held for non-sale disposition decreased 36.3% to $8.6 million in 2009 compared to $13.5 million in 2008. This decrease is a direct result of the decrease in revenues of Mondrian Scottsdale, the hotel held for non-sale disposition. While we implemented cost cutting initiatives at Mondrian Scottsdale, and all of our hotels, in 2008 and early 2009, occupancy at Mondrian Scottsdale did not decrease as significantly as our ADR. Therefore certain variable expenses did not decrease in proportion to the decrease in revenue noted above.
Corporate expenses, including stock compensation decreased by 20.0% to $33.5 million in 2009 compared to $41.9 million in 2008. This decrease is due primarily to the impact of cost cutting initiatives at the corporate office which were implemented in late 2008 and early 2009.
Depreciation and amortization increased 18.9% to $29.6 million in 2009 compared to $24.9 million in 2008. This increase is a result of hotel renovations at Mondrian Los Angeles and Morgans during 2008.
Depreciation of hotel held for non-sale disposition decreased 58.4% to $1.2 million in 2009 compared to $2.8 million for 2008. This decrease at Mondrian Scottsdale was the result of an impairment charge we recognized in December 2008 which reduced the basis of the asset being depreciated for the year ended December 31, 2009 as compared to the same period in 2008.
Restructuring, development and disposal costs decreased 43.6% to $6.1 million in 2009 as compared to $10.8 million in 2008. This decrease is primarily related to the write-off of assets at Mondrian Los Angeles and Morgans during 2008 when both hotels underwent large-scale renovation projects. There was no comparable asset write-offs during 2009.
Impairment loss of hotel held for non-sale disposition increased 37.6% to $18.7 in 2009 compared to $13.4 million in 2008. Due to the significant adverse impact on lodging demand as a result of the global economic downturn, the fair value of Mondrian Scottsdale had further declined in 2009.
Interest Expense, net. Interest expense, net increased 14.3% to $49.4 million in 2009 compared to $43.2 million in 2008. This increase is primarily due to lower interest income earned on our cash balances for the year ended December 31, 2009 which nets down interest expense, and interest incurred on the outstanding balance on our Amended Revolving Credit Facility in 2009 for which there was no comparable amount in 2008.
Interest expense of hotel held for non-sale disposition decreased 51.9% to $1.1 million for 2009 compared to $2.2 million for 2008. The decrease in this expense is primarily due to a decrease in LIBOR in 2009 as compared to 2008.

Equity in loss of unconsolidated joint ventures decreased 41.5% to $33.1 million for the year ended 2009 compared to $56.6 million for the year ended 2008. This decrease is primarily due to a reduction in our share of losses from the Hard Rock. Our proportionate share of loss from our investment in the Hard Rock in 2009 was limited to $3.0 million as losses have been recognized to the extent of our capital investment and commitments to fund. Slightly offsetting this decrease was our share of impairment charges on Echelon Las Vegas and Mondrian South Beach recorded during 2009.
The components of RevPAR from our comparable Joint Venture Hotels for 2009 and 2008, which includes Sanderson, St Martins Lane and Shore Club, but excludes the Hard Rock, which was under renovation and expansion during 2008 and 2009, Mondrian South Beach, which opened in December 2008, and Ames in Boston, which opened in November 2009, are summarized as follows in constant:

	2009	2008	Change ($)	Change (%)
Occupancy	62.3%	69.7%	—	(10.6)%
ADR	$335	$382	$(47)	(12.3)%
RevPAR	$208	$266	$(58)	(21.8)%
The components of RevPAR from the Hard Rock for the years ended December 31, 2009 and 2008 are summarized as follows:

	2009	2008	Change ($)	Change (%)
Occupancy	88.2%	91.7%	—	(3.8)%
ADR	$134	$186	$(52)	(28.0)%
RevPAR	$118	$171	$(53)	(31.0)%
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
Impairment loss of development project was $11.9 million in 2009 compared to $0 in 2008. During 2009, we recognized an impairment charge to reduce the carrying value of the property across the street from Delano South Beach, which was intended to be developed into a hotel. In 2008, no such impairment charge was recognized.
Other non-operating (income) expense was an income of $2.0 million in 2009 as compared to an expense of $0.5 million in 2008. The income in 2009 was primarily the result of the gain on change in fair market value of the warrants issued to the Investors in connection with the Series A Preferred Securities, discussed above and in note 6 of our consolidated financial statements. Offsetting this gain, was an increase in non-operating legal expenses related primarily to union issues.
Income tax (benefit) expense resulted in a benefit of $26.2 million in 2009 compared to $33.3 million in 2008. The income tax benefit for 2009 was reduced by a valuation allowance of approximately $27.8 million.

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

	2008 (2)	2007 (2)	Changes ($)	Changes (%)
	(Dollars in thousands)
Revenues:
Rooms	$177,054	$178,683	$(1,629)	(0.9)%
Food and beverage	93,307	96,550	(3,243)	(3.4)
Other hotel	12,018	12,835	(817)	(6.4)
Revenues of hotel held for non-sale disposition	13,788	16,736	(2,948)	(17.6)

Total hotel revenues	296,167	304,804	(8,637)	(2.8)
Management fee-related parties and other income	18,300	18,181	119	0.7

Total revenues	314,467	322,985	(8,518)	(2.6)

Operating Costs and Expenses:
Rooms	47,083	46,167	916	2.0
Food and beverage	67,223	64,250	2,973	4.6
Other departmental	6,810	7,127	(317)	(4.4)
Hotel selling, general and administrative	55,021	54,431	590	1.1
Property taxes, insurance and other	16,387	17,346	(959)	(5.5)
Hotel operating expenses of hotel held for non-sale disposition	13,461	17,274	(3,813)	(22.1)

Total hotel operating expenses	205,985	206,595	(610)	(0.3)
Corporate expenses, including stock compensation	41,889	44,744	(2,855)	(6.4)
Depreciation and amortization	24,912	18,774	6,138	32.7
Depreciation of hotel held for non-sale disposition	2,821	2,945	(124)	(4.2)
Restructuring, development and disposal costs	10,825	3,228	7,597	(1)
Impairment loss on hotel held for non-sale disposition	13,430	—	13,430	(1)

Total operating costs and expenses	299,862	276,286	23,576	8.5

Operating (loss) income	14,605	46,699	(32,094)	(68.7)
Interest expense, net	43,221	38,423	4,798	12.5
Interest expense of hotel held for non-sale disposition	2,219	3,389	(1,170)	(34.5)
Equity in loss of unconsolidated joint venture	56,581	24,580	32,001	130.2
Other non-operating expenses	464	1,531	(1,067)	(69.7)

Loss before income tax benefit	(87,880)	(21,224)	(66,656)	(1)
Income tax benefit	(33,311)	(9,249)	(24,062)	(1)

Net loss	(54,569)	(11,975)	(42,594)	(1)
Net loss attributable to non controlling interest	2,104	3,098	(994)	(32.1)

Net loss attributable to common stockholders	(56,673)	(15,073)	(41,600)	(1)

(1)	Not meaningful.

(2)
We followed the guidance for a change in accounting principle under Statement of Financial Accounting Standard (“SFAS”) No. 154, Accounting Changes and Error Correction (which has been subsequently codified in Accounting Standards Codification (“ASC”) 250-10, Accounting Changes and Error Correction), to reflect the retrospective adoption of Financial Accounting Standards Board Staff Position No. 14-1, which was subsequently codified in ASC 470-20, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulleting (ARB) No. 51, which has been subsequently codified in ASC 810-10 and which were effective on January 1, 2009. In further discussion of this change in accounting principle, see note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

	2008	2007	Change ($)	Change (%)
Occupancy	80.6%	80.9%	—	(0.4)%
ADR	$302	$302	$—	—%
RevPAR	$243	$245	$(2)	(0.8)%
RevPAR from our comparable Owned Hotels decreased 0.78% to $243 in 2008 compared to $245 in 2007.
Rooms revenue decreased 0.9% to $177.2 million in 2008 compared to $178.7 million in 2007. The overall decrease was primarily attributable to disruptions due to renovations at Mondrian Los Angeles and Morgans during 2008, as well as the significant adverse impact on lodging demand as a result of the global economic downturn, particularly during the fourth quarter of 2008.
Food and beverage revenue decreased 3.4% to $93.3 million in 2008 compared to $96.6 million in 2007. The food and beverage revenues at Mondrian Los Angeles and Morgans decreased 22.1% and 13.3%, respectively, in 2008 as compared to 2007 due to hotel renovations during 2008 at each property, which impacted restaurant patronage. Partially offsetting this decrease were increases in food and beverage revenues of 15.4% and 56.1% at Delano South Beach and Royalton, respectively. Delano South Beach benefitted from The Florida Room nightclub and lounge which opened in December 2007. The increase in revenues at Royalton is due primarily to the new restaurant, Brasserie 44 and the recently renovated bar, both of which opened in October 2007 when the hotel reopened after renovations.
Other hotel revenue decreased 6.4% to $12.0 million in 2008 compared to $12.8 million in 2007, primarily due to a decline in telephone revenues in 2008 as compared to 2007, which we believe is generally consistent across the industry due to increased use of cell phones by our guests and decreased spa and gift shop revenues at Mondrian Los Angeles as a result of the renovation during 2008.
Revenues of hotel held for non-sale disposition decreased 17.6% to $13.8 million in 2008 compared to $16.7 million for 2007. Total revenues at Mondrian Scottsdale, the hotel held for non-sale disposition, declined due to the significant adverse impact on lodging demand as a result of the global economic downturn, particularly in the fourth quarter of 2008. RevPAR for Mondrian Scottsdale declined 13.4% for the year ended December 31, 2008 compared to the same period in 2007.
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
Operating Costs and Expenses
Rooms expense increased 2.0% to $47.1 million in 2008 compared to $46.2 million in 2007. This slight increase was primarily due to an increase of 48.1% in rooms expense at Royalton in 2008 as compared to 2007, when the hotel was closed for renovation. Offsetting this increase were decreases in rooms expense of 9.3% and 22.1% at Mondrian Los Angeles and Morgans, respectively which were both under renovation during 2008.

Food and beverage expense increased 4.6% to $67.2 million in 2008 compared to $64.3 million in 2007. Increases in food and beverage expenses were experienced at Delano South Beach and Royalton. Delano South Beach’s expenses increased as a result of the increase in revenues noted above related to The Florida Room nightclub and lounge which opened in December 2007. The increase in expenses at Royalton is due primarily to the new restaurant, Brasserie 44 and the recently renovated bar, both of which opened in October 2007, after the hotel was closed for renovation. Offsetting these increases, the food and beverage expenses at Mondrian Los Angeles decreased, in line with the decrease in revenues noted above, during 2008 as compared to 2007.
Other departmental expense decreased 4.4% to $6.8 million in 2008 compared to $7.1 million in 2007. This decrease was primarily due to lower expenses at the Mondrian Los Angeles spa and gift shop, which were closed for a portion of 2008 during the renovation.
Hotel selling, general and administrative expense increased slightly to $55.0 million in 2008 compared to $54.4 million in 2007. This increase was primarily due to the increase in expenses at Royalton in 2008 compared to 2007, since it was closed for renovation for approximately four months during 2007. Slightly offsetting this increase were reductions resulting from the closing of Morgans for renovation during 2008. Additionally, decreases in administrative and general expenses were experienced at Mondrian Los Angeles during 2008 as there was a delay in filling vacant managerial positions until the hotel renovation was completed.
Property taxes, insurance and other expense decreased 5.5% to $16.4 million in 2008 compared to $17.3 million in 2007. The decrease is primarily related to non-recurring preopening expenses incurred during 2007 at Royalton, and a real estate tax refund received at Clift. Royalton opened after renovations in October 2007. In 2008, we successfully appealed the real estate tax basis of Clift and a refund of approximately $1.5 million was received for prior year taxes paid. Slightly offsetting these decreases, Mondrian Los Angeles and Morgans both incurred non-recurring pre-opening expenses as a result of their re-launch after renovation during late 2008. Additionally, slight increases in property taxes were incurred during 2008 at Hudson as a result of the expiration of a property tax abatement, which will continue to be phased out over the next three years, fully expiring in 2012.
Hotel operating expenses of hotel held for non-sale disposition decreased 22.1% to $13.4 million in 2008 compared to $17.3 million for 2007. This decrease is a direct result of the decrease in revenues of Mondrian Scottsdale, the hotel held for non-sale disposition. Additionally, this decrease is related to non-recurring preopening expenses incurred at Mondrian Scottsdale during 2007, as the hotel was repositioned and opened in January 2007.
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
Depreciation and amortization increased 32.7% to $24.9 million in 2008 compared to $18.8 million in 2007. This increase is a result of hotel renovations at Royalton, which took place during 2007, and Mondrian Los Angeles and Morgans, which both took place during 2008.
Depreciation of hotel held for non-sale disposition decreased slightly to $2.8 million in 2008 compared to $2.9 million for 2009. This change is immaterial.
Restructuring, development and disposal costs increased to $10.8 million in 2008 as compared to $3.2 million in 2007. This increase is primarily related to approximately $2.0 million of severance expense incurred during 2008 as part of our cost reduction plans and increased costs related to abandoned development projects, including a $2.5 million write-off in 2008 of our investment in Mondrian Chicago, as the joint venture developing that hotel was terminated.
Impairment loss on hotel held for non-sale disposition of $13.4 million was recognized in 2008 related to the write-down in the carrying value of Mondrian Scottsdale. No such impairment loss was recognized in 2007.

Interest Expense, net. Interest expense, net increased 12.5% to $43.2 million in 2008 compared to $38.4 million in 2007. This slight increase is primarily a result of the issuance of the Convertible Notes in October 2007.
Interest expense of hotel held for non-sale disposition decreased 34.5% to $2.2 million for 2008 compared to $3.4 million for 2007. This decrease is primarily due to a decrease in LIBOR in 2008 as compared to 2007.
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
The components of RevPAR from the Hard Rock for the year ended December 31, 2008 and the period from February 2, 2007 through December 31, 2007 are summarized as follows:

	Year ended	Period from
	December	Feb. 2, 2007 to
	2008	Dec. 31, 2007	Change ($)	Change (%)
Occupancy	91.7%	94.6%	—	(3.1)%
ADR	$186	$207	$(21)	(10.1)%
RevPAR	$171	$196	$(25)	(12.8)%
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
Other non-operating expense decreased 69.7% to $0.5 million in 2008 as compared to $1.5 million in 2007. This decrease is primarily related to reduced legal costs in 2008 as a result of the settlement of litigation related to Shore Club in early 2008 and non-recurring costs associated with the resignation of our former president and chief executive officer in September 2007 for which there was no comparable cost in 2008.
Income tax (benefit) expense resulted in a benefit of $33.3 million in 2008 compared to $9.2 million in 2007. The income tax benefit was due primarily to the recording of deferred tax assets from our net operating loss. As of December 31, 2008, we had approximately $28.3 million in net operating losses which may be available to offset anticipated future taxable income or gains on the sale of a property or an interest therein.
Liquidity and Capital Resources
As of December 31, 2009, we had approximately $69.0 million in cash and cash equivalents, including $0.2 million at Mondrian Scottsdale which is included in “investment in hotel held for non-sale disposition.”
As of December 31, 2009, the maximum amount of borrowings available under the Amended Revolving Credit Facility was $123.2 million, of which $23.5 million of borrowings were outstanding and $1.8 million of letters of credit were posted.
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
We are obligated to maintain reserve funds for capital expenditures at our Owned Hotels as determined pursuant to our debt and lease agreements related to such hotels, with the exception of Delano South Beach, Royalton and Morgans. Our Joint Venture Hotels and non-Morgans Hotel Group branded hotels generally are subject to similar obligations under debt agreements related to such hotels, or under our management agreements. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. Such agreements typically require us to reserve funds at amounts equal to 4% of the hotel’s revenues and require the funds to be set aside in restricted cash. In addition, our restaurant joint ventures require the ventures to set aside restricted cash of between 2% to 4% of gross revenues of the restaurant. Our Owned Hotels that were not subject to these reserve funding obligations — Delano South Beach, Royalton, and Morgans — underwent significant room and common area renovations during 2006, 2007 and 2008, and as such, are not expected to require a substantial amount of capital spending during 2010.
In addition to reserve funds for capital expenditures, our debt and lease agreements also require us to deposit cash into escrow accounts for taxes, insurance and debt service payments. As of December 31, 2009, total restricted cash was $21.1 million. This amount includes approximately $9.4 million from the Hudson and Mondrian Los Angeles loans in a curtailment reserve escrow account which requires that all excess cash be deposited into this account until such time as the debt service coverage ratio using an 8.25% interest rate is 1.05 to 1.00 or greater for two consecutive quarters.
Further, as of December 31, 2009, we have aggregate capital commitments or plans to fund joint venture and owned development projects of approximately $7.0 million, which we expect to fund during 2010.
Our $10.5 million interest-only, non-recourse promissory notes relating to the property across the street from Delano South Beach was extended until January 24, 2011. The note continues to bear interest at 11.0%, although we have the ability to defer payment of half of the monthly interest payments until maturity. Management is currently evaluating the development of a hotel on the property based on potential funding from the sale of tax credits which may be available to us.
As of December 31, 2009, our non-recourse mortgage financing on Hudson and Mondrian Los Angeles, discussed below in “Debt—Mortgage Agreements,” consisted of (i) a $217.0 million first mortgage note secured by Hudson, (ii) a $26.5 million mezzanine loan secured by a pledge of the equity interests in our subsidiary owning Hudson, and (iii) a $120.5 million first mortgage note secured by Mondrian Los Angeles (collectively, the “Mortgages”). The Mortgages all mature on July 12, 2010, with the exception of the Hudson mezzanine loan described below. We have the option of extending the maturity date of the Mortgages to October 12, 2011 provided that certain extension requirements are achieved, including maintaining a debt service coverage ratio using an 8.25% interest rate, for the two fiscal quarters preceding the maturity date of 1.55 to 1.00 or greater. A portion of the Mortgages may need to be repaid in order to meet this covenant, or alternatively, we may consider refinancing the Mortgages. Management is currently discussing our options with the special servicer of these loans.
On October 14, 2009, we entered into an agreement with one of our lenders which holds, among other loans, the Hudson mezzanine loan. Under the agreement, we paid an aggregate of $11.2 million to (i) reduce the principal balance of the mezzanine loan from $32.5 million to $26.5 million, (ii) acquire interests in $4.5 million of debt securities secured by certain of our other debt obligations, (iii) pay fees, and (iv) obtain a forbearance from the mezzanine lender until October 12, 2013 from exercising any remedies resulting from a maturity default, subject only to maintaining certain interest rate caps and making an additional aggregate payment of $1.3 million to purchase additional interests in certain of our other debt obligations prior to October 11, 2011. We believe these transactions will have the practical effect of extending the Hudson mezzanine loan by three years and three months beyond its scheduled maturity of July 12, 2010. The mezzanine lender also agreed to cooperate with us in our efforts to seek an extension of the $217.0 million Hudson mortgage loan, which is also set to mature on July 12, 2010, and to consent to certain refinancings and other modifications of the Hudson mortgage loan.

We expect to meet our short-term liquidity needs for the next 12 months through existing cash balances, including the cash received from the issuance of the Series A Preferred Securities and warrants in October 2009, and cash provided by our operations. If necessary, we may also access additional borrowings under our Amended Revolving Credit Facility. Additionally, we may secure other financing opportunities. Given the current economic environment and turmoil in the credit markets, however, we may not be able to obtain such financings on terms acceptable to us or at all. See also “—Potential Capital Expenditures and Liquidity Requirements” below for additional liquidity that may be required in the short-term, depending on market and other circumstances, including our ability to refinance or extend existing debt.
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
The Series A Preferred Securities have an 8% dividend rate for the first five years, a 10% dividend rate for years six and seven, and a 20% dividend rate thereafter. We have the option to accrue any and all dividend payments, and as of December 31, 2009, have not declared any dividends. The Company has the option to redeem any or all of the Series A Preferred Securities at any time. While we do not anticipate redeeming any or all of the Series A Preferred Securities in the near-term, we may want to redeem them prior to the escalation in dividend rate to 20% in 2017.
Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including borrowings under our revolving credit facility, our existing working capital, cash provided by operations, equity and debt offerings, and long-term mortgages on our properties. Other sources may include cash generated through asset dispositions and joint venture transactions. Additionally, we may secure other financing opportunities. Given the current economic environment and turmoil in the credit markets, however, we may not be able to obtain such financings on terms acceptable to us or at all. We may require additional borrowings, including additional borrowings under our Amended Revolving Credit Facility, to satisfy our long-term liquidity requirements. Other sources may be cash generated through property dispositions.
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
Mondrian Scottsdale Mortgage and Mezzanine Agreements. Mondrian Scottsdale is subject to $40.0 million of non-recourse mortgage and mezzanine financing, for which Morgans Group has provided a standard non-recourse carve-out guaranty. In June 2009, the non-recourse mortgage and mezzanine loans matured and we discontinued subsidizing the debt service. The lender has initiated foreclosure proceedings against the property and terminated the management agreement with an effective termination date of March 16, 2010.
Potential Litigation. We may have potential liability in connection with certain claims by a designer for which we have accrued $13.9 million as of December 31, 2009, as discussed in note 5 of our consolidated financial statements.
Mondrian South Beach Mortgage and Mezzanine Agreements. The non-recourse mortgage loan and mezzanine loan agreements related to the Mondrian South Beach matured on August 1, 2009 and were not repaid or extended. We are currently operating Mondrian South Beach. The joint venture is in discussions with the lenders to extend the maturity.

A standard non-recourse carve-out guaranty by Morgans Group is in place for the Mondrian South Beach loans. In addition, although construction is complete and Mondrian South Beach opened on December 1, 2008, approximately $6.1 million of construction and related costs remain unpaid, and we and affiliates of our partner may have continuing obligations under a construction completion guaranty. We and affiliates of our partner also have an agreement to purchase approximately $14 million each of condominium units under certain conditions. As noted above, the joint venture is in discussions with the lenders to extend the maturity of the loans.
Morgans Europe Mortgage Agreement. Morgans Europe, the 50/50 joint venture through which we own interests in two hotels located in London, England, St Martins Lane and Sanderson, has outstanding mortgage debt of £100.4 million, or approximately $159.6 million, as of December 31, 2009, which matures on November 24, 2010. The joint venture is currently considering various options with respect to the refinancing of this mortgage obligation.
Other Possible Uses of Capital. We have a number of owned expansion and development projects under consideration at our discretion. We also have joint venture projects under development, such as Mondrian SoHo, which may require additional equity investments and/or credit support to complete.
Comparison of Cash Flows for the Year Ended December 31, 2009 to December 31, 2008
Given the economic downturn, we implemented various costs-saving initiatives in 2008 and 2009, which we believe helped prepare us for the significant economic challenges during 2009. As demand begins to return, we believe that our properties will generate positive cash flow as a result of our focus on operational efficiencies and these cost-saving initiatives.
Operating Activities. Net cash used in operating activities was $19.3 million for the year ended December 31, 2009 as compared to net cash provided by operating activities of $25.3 million for the year ended December 31, 2008. The decrease in cash used in operating activities is primarily due to changes in working capital and lower operating cash flow due to the impact of the current economic downturn.
Investing Activities. Net cash used in investing activities amounted to $36.4 million for the year ended December 31, 2009 as compared to $45.1 million for the year ended December 31, 2008. The decrease in cash used in investing activities primarily relates to a decrease in our capital expenditures. During 2008, Mondrian Los Angeles and Morgans were under renovation and there are no comparable renovation activities during 2009.
Financing Activities. Net cash provided by financing activities amounted to $76.1 million for the year ended December 31, 2009 as compared to net cash used in financing activities of $52.7 million for the year ended December 31, 2008. In 2009, we borrowed monies under our revolving credit facility for general corporate purposes, for which there were no comparable borrowings during the same period in 2008. In 2009, we received $70.3 million from the issuance of preferred securities. Additionally, during the year ended December 31, 2008, we repurchased approximately $49.1 million of our common stock, for which there were no comparable stock repurchases during the same period in 2009.
Debt
Amended Revolving Credit Facility. On October 6, 2006, we and certain of our subsidiaries entered into a revolving credit facility in the initial commitment amount of $225.0 million, which included a $50.0 million letter of credit sub-facility and a $25.0 million swingline sub-facility with Wachovia Bank, National Association, as Administrative Agent, and the lenders thereto. In 2009, we received notice that one of the lenders on the revolving credit facility was taken over by the Federal Deposit Insurance Corporation. As such, the total initial commitment amount on the revolving credit facility was reduced to approximately $220.0 million.
On August 5, 2009, we and certain of our subsidiaries entered into an amendment to the revolving credit facility, which we refer to as the Amended Revolving Credit Facility.

Among other things, the Amended Revolving Credit Facility:
•	deletes the financial covenant requiring us to maintain certain leverage ratios;

•
revises the fixed charge coverage ratio (defined generally as the ratio of consolidated EBITDA excluding Mondrian Scottsdale’s EBITDA for the periods ending June 30, 2009 and September 30, 2009 and Clift’s EBITDA for all periods to consolidated interest expense excluding Mondrian Scottsdale’s interest expense for the periods ending June 30, 2009 and September 30, 2009 and Clift’s interest expense for all periods) that we are required to maintain for each four-quarter period to no less than 0.90 to 1.00 from the previous fixed charge coverage ratio of no less than 1.75 to 1.00. As of December 31, 2009, our fixed charge coverage ratio was 1.01x;

•	limits defaults relating to bankruptcy and judgment to certain events involving us, Morgans Group and subsidiaries that are parties to the Amended Revolving Credit Facility;

•
prohibits capital expenditures with respect to any hotels owned by us, the borrowers, or our subsidiaries, other than maintenance capital expenditures for any hotel not exceeding 4% of the annual gross revenues of such hotel and certain other exceptions;

•
revises certain provisions related to permitted indebtedness, including, among other things, deleting certain provisions permitting unsecured indebtedness and indebtedness for the acquisition or expansion of hotels;

•	prohibits repurchase of our common equity interests by us or Morgans Group;

•	imposes certain limits on any secured swap agreements entered into after the effective date of the Amended Revolving Credit Facility; and

•
provides for a waiver of any default or event of default, to the extent that a default or event of default existed for failure to comply with any financial covenant as of June 30, 2009 and/or for the four fiscal quarters ended June 30, 2009 under the revolving credit facility before it was amended.

In addition to the provisions above, the Amended Revolving Credit Facility reduced the maximum aggregate amount of the commitments from $220.0 million to $125.0 million, divided into two tranches: (i) a revolving credit facility in an amount equal to $90.0 million (the “New York Tranche”), which is secured by a mortgage on Morgans and Royalton (the “New York Properties”) and a mortgage on Delano South Beach (the “Florida Property”); and (ii) a revolving credit facility in an amount equal to $35.0 million (the “Florida Tranche”), which is secured by the mortgage on the Florida Property (but not the New York Properties). The Amended Revolving Credit Facility also provides for a letter of credit facility in the amount of $25.0 million, which is secured by the mortgages on the New York Properties and the Florida Property. At any given time, the amount available for borrowings under the Amended Revolving Credit Facility is contingent upon the borrowing base valuation, which is calculated as the lesser of (i) 60% of appraised value and (ii) the implied debt service coverage value of certain collateral properties securing the Amended Revolving Credit Facility; provided that the portion of the borrowing base attributable to the New York Properties will never be less than 35% of the appraised value of the New York Properties. Total availability under the Amended Revolving Credit Facility as of December 31, 2009 was $123.2 million, of which $23.5 million of borrowings were outstanding, and approximately $1.8 million of letters of credit were posted, all allocated to the Florida Tranche. We believe that, without the amendment, we would have had limited, if any, availability under the revolving credit facility for the remainder of its term.
The Amended Revolving Credit Facility bears interest at a fluctuating rate measured by reference to, at our election, either LIBOR (subject to a LIBOR floor of 1%) or a base rate, plus a borrowing margin. LIBOR loans have a borrowing margin of 3.75% per annum and base rate loans have a borrowing margin of 2.75% per annum. The Amended Revolving Credit Facility also provides for the payment of a quarterly unused facility fee equal to the average daily unused amount for each quarter multiplied by 0.5%.
The Amended Revolving Credit Facility provides for customary events of default, including: failure to pay principal or interest when due; failure to comply with covenants; any representation proving to be incorrect; defaults relating to acceleration of, or defaults on, certain other indebtedness of at least $10.0 million in the aggregate; certain insolvency and bankruptcy events affecting us, Morgans Group or certain of our other subsidiaries that are party to the Amended Revolving Credit Facility; judgments in excess of $5.0 million in the aggregate affecting us, Morgans Group and certain of our other subsidiaries that are party to the Amended Revolving Credit Facility; the acquisition by any person of 40% or more of any outstanding class of our capital stock having ordinary voting power in the election of directors; and the incurrence of certain ERISA liabilities in excess of $5.0 million in the aggregate.

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
As of December 31, 2009, the principal balance of the Amended Revolving Credit Facility was $23.9 million, and approximately $1.8 million of letters of credit were outstanding, all allocated to the Florida Tranche. The owners of the New York Properties, our wholly-owned subsidiaries, have paid all mortgage recording and other taxes required for the mortgage on the New York Properties to secure in full the amount available under the New York Tranche. The commitments under the Amended Revolving Credit Facility terminate on October 5, 2011, at which time all outstanding amounts under the Amended Revolving Credit Facility will be due.
Mortgage Agreements. On October 6, 2006, our subsidiaries that own Hudson and Mondrian Los Angeles entered into non-recourse mortgage financings with Wachovia Bank, National Association, as lender, consisting of two separate mortgage loans and a mezzanine loan. As of December 31, 2009, the Mortgages consisted of (i) a $217.0 million first mortgage note secured by Hudson, (ii) a $26.5 million mezzanine loan secured by a pledge of the equity interests in our subsidiary owning Hudson, and (iii) a $120.5 million first mortgage note secured by Mondrian Los Angeles. The Mortgages bear interest at a blended rate of 30-day LIBOR plus 125 basis points. We maintain swaps that effectively fix the LIBOR rate on the debt under the Mortgages at approximately 5.0% through the initial maturity date.
The Mortgages mature on July 12, 2010, with the exception of the Hudson mezzanine loan described below. We have the option of extending the maturity date of the Mortgages to October 15, 2011 provided that certain extension requirements are achieved, including maintaining a debt service coverage ratio, as defined, at the subsidiary owning the relevant hotel for the two fiscal quarters preceding the maturity date of 1.55 to 1.00 or greater. A portion of the Mortgages may need to be repaid in order to meet this covenant, or we may consider refinancing these Mortgages. There can be no assurance that we will succeed in extending or refinancing the Mortgages on acceptable terms or at all. The prepayment clause in the Mortgages permits us to prepay the Mortgages in whole or in part on any business day.
On October 14, 2009, we entered into an agreement with one of our lenders which holds, among other loans, the Hudson mezzanine loan. Under the agreement, we paid an aggregate of $11.2 million to (i) reduce the principal balance of the mezzanine loan from $32.5 million to $26.5 million, (ii) acquire interests in $4.5 million of debt securities secured by certain of our other debt obligations, (iii) pay fees, and (iv) obtain a forbearance from the mezzanine lender until October 12, 2013 from exercising any remedies resulting from a maturity default, subject only to maintaining certain interest rate caps and making an additional aggregate payment of $1.3 million to purchase additional interests in certain of our other debt obligations prior to October 11, 2011. We believe these transactions will have the practical effect of extending the Hudson mezzanine loan by three years and three months beyond its scheduled maturity of July 12, 2010. The mezzanine lender also agreed to cooperate with us in our efforts to seek an extension of the $217.0 million Hudson mortgage loan and to consent to certain refinancings and other modifications of the Hudson mortgage loan.
The Mortgages require our subsidiary borrowers to fund reserve accounts to cover monthly debt service payments. Those subsidiary borrowers are also required to fund reserves for property, sales and occupancy taxes, insurance premiums, capital expenditures and the operation and maintenance of those hotels. Reserves are deposited into restricted cash accounts and are released as certain conditions are met. As of December 31, 2009, our Mortgages have fallen below the required debt service coverage and as such, all excess cash, once all other reserve accounts are completed, is funded into a curtailment reserve fund. As of December 31, 2009, the balance in the curtailment reserve fund was $9.4 million. If the debt service coverage for hotels securing the Mortgages improves above the requirement for two consecutive quarters, the cash in the curtailment reserve account will be released to us. Our subsidiary borrowers are not permitted to have any liabilities other than certain ordinary trade payables, purchase money indebtedness, capital lease obligations and certain other liabilities.
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
Notes to a Subsidiary Trust Issuing Preferred Securities. In August 2006, we formed a trust, MHG Capital Trust I (the “Trust”), to issue $50.0 million of trust preferred securities in a private placement. The sole assets of the Trust consist of the trust notes (the “Trust Notes”) due October 30, 2036 issued by Morgans Group and guaranteed by Morgans Hotel Group Co. The Trust Notes have a 30-year term, ending October 30, 2036, and bear interest at a fixed rate of 8.68% for the first 10 years, ending October 2016, and thereafter will bear interest at a floating rate based on the three-month LIBOR plus 3.25%. These securities are redeemable by the Trust at par beginning on October 30, 2011.
The Trust Notes agreement previously required that we not fall below a fixed charge coverage ratio, defined generally as the ratio of consolidated EBITDA, excluding Clift’s EBITDA, over consolidated interest expense, excluding Clift’s interest expense, of 1.4 to 1.0 for four consecutive quarters. On November 2, 2009, we amended the Trust Notes agreement to permanently eliminate this financial covenant. We paid a one-time fee of $2.0 million in exchange for the permanent removal of the covenant.
Clift. We lease Clift under a 99-year non-recourse lease agreement expiring in 2103. The lease is accounted for as a financing with a balance of $83.2 million at December 31, 2009. The lease payments are $6.0 million per year through October 2014 with inflationary increases at five-year intervals thereafter beginning in October 2014.
Due to the amount of rent stated in the lease, which will increase periodically, and the economic environment in which the hotel operates, we are not operating Clift at a profit and do not know when we will be able to operate Clift profitably. Morgans Group has funded cash shortfalls sustained at Clift in order to make rent payments from time to time, but, on March 1, 2010, our subsidiary that leases Clift did not make the scheduled monthly rent payment. We are in discussions with the landlord to restructure the lease arrangements, but there can be no assurance that we will be successful in restructuring the lease or in continuing to operate Clift. Under the lease, the landlord’s recourse is limited to the lessee, which has no substantial assets other than its leasehold interest in Clift.
Hudson. We lease two condominium units at Hudson which are reflected as capital leases with balances of $6.1 million at December 31, 2009. Currently annual lease payments total approximately $800,000 and are subject to increases in line with inflation. The leases expire in 2096 and 2098.
Promissory Notes. The purchase of the property across from the Delano South Beach was partially financed with the issuance of a $10.0 million interest only non-recourse promissory note to the seller with a scheduled maturity of January 24, 2009 and an interest rate of 10.0%. In November 2008, we extended the maturity of the note until January 24, 2010 and agreed to pay 11.0% interest for the extension year which we were required to prepay in full at the time of the extension. Effective January 24, 2010, we further extended the maturity of the note until January 24, 2011. The note continues to bear interest at 11.0%, but we are permitted to defer half of each monthly interest payment until the maturity date. The obligations under the note are secured by the property. Additionally, in January 2009, an affiliate of the seller financed an additional $0.5 million to pay for costs associated with obtaining necessary permits. This $0.5 million promissory note had a scheduled maturity date on January 24, 2010, which we extended to January 24, 2011, and continues to bear interest at 11%. The obligations under this note are secured with a pledge of the equity interests in our subsidiary that owns the property.

Mondrian Scottsdale Debt. Mondrian Scottsdale is subject to $40.0 million of non-recourse mortgage and mezzanine financing, for which Morgans Group has provided a standard non-recourse carve-out guaranty. In June 2009, the non-recourse mortgage and mezzanine loans matured and we discontinued subsidizing the debt service. The lender has initiated foreclosure proceedings against the property and terminated the management agreement with an effective termination date of March 16, 2010.
Convertible Notes. On October 17, 2007, we completed an offering of $172.5 million aggregate principal amount of 2.375% Senior Subordinated Convertible Notes, which we refer to as the Convertible Notes, in a private offering, which included an additional issuance of $22.5 million in aggregate principal amount of Convertible Notes as a result of the initial purchasers’ exercise in full of their overallotment option. The Convertible Notes are senior subordinated unsecured obligations of the Company and are guaranteed on a senior subordinated basis by our operating company, Morgans Group. The Convertible Notes are convertible into shares of our common stock under certain circumstances and upon the occurrence of specified events. The Convertible Notes mature on October 15, 2014, unless repurchased by us or converted in accordance with their terms prior to such date.
In connection with the private offering, we entered into certain Convertible Note hedge and warrant transactions. These transactions are intended to reduce the potential dilution to the holders of our common stock upon conversion of the Convertible Notes and will generally have the effect of increasing the conversion price of the Convertible Notes to approximately $40.00 per share, representing a 82.23% premium based on the closing sale price of our common stock of $21.95 per share on October 11, 2007. The net proceeds to us from the sale of the Convertible Notes were approximately $166.8 million (of which approximately $24.1 million was used to fund the Convertible Note call options and warrant transactions).
On January 1, 2009, we adopted FSP 14-1, which clarifies the accounting for the Convertible Notes payable and has subsequently been codified in Accounting Standard Codification (“ASC”) 470-20, Debt with Conversion and other Options (“ASC 470-20”). ASC 470-20 requires the proceeds from the sale of the Convertible Notes to be allocated between a liability component and an equity component. The resulting debt discount must be amortized over the period the debt is expected to remain outstanding as additional interest expense. ASC 470-20 required retroactive application to all periods presented. The equity component, recorded as additional paid-in capital, was $9.0 million, which represents the difference between the proceeds from issuance of the Convertible Notes and the fair value of the liability, net of deferred taxes of $6.4 million, as of the date of issuance of the Convertible Notes.
Joint Venture Debt. See “—Off-Balance Sheet Arrangements” for descriptions of joint venture debt
Contractual Obligations
We have various contractual obligations that are recorded as liabilities in our consolidated financial statements. We also enter into other purchase commitments and other executory contracts that are not recognized as liabilities until services are performed or goods are received. The following table summarizes our contractual obligations and other commitments as of December 31, 2009, excluding interest, except as indicated, debt obligations at our Joint Venture Hotels, and the $40.0 million non-recourse mortgage and mezzanine loans on Mondrian Scottsdale, which is in foreclosure proceedings:

	Payments Due by Period
		Less Than 1			More Than
Contractual Obligations	Total	Year	1 to 3 Years	3 to 5 Years	5 Years
	(In thousands)
Mortgages	$364,000	$—	$364,000	$—	$—
Promissory notes on property across the street from Delano South Beach	10,500	10,500	—	—	—
Liability to subsidiary trust	50,100	—	—	—	50,100
Convertible Notes	172,500	—	—	172,500	—
Revolving credit facility	23,508	—	23,508	—	—
Funding of outstanding letters of credit	—	—	—	—	—
Interest on mortgage and notes payable	136,410	18,662	17,729	8,697	91,322
Capitalized lease obligations including amounts representing interest	127,144	488	1,466	489	124,701
Operating lease obligations	31,451	1,080	2,233	2,380	25,758

Total	$915,613	$30,730	$408,936	$184,066	$291,881

The table above does not account for the extended maturity date on the outstanding promissory notes on the property across the street from Delano South Beach, discussed above. Effective January 24, 2010, the maturity on the $10.5 million outstanding promissory notes was extended until January 24, 2011. In addition, we have a $1.8 million in letters of credit outstanding related to worker compensation insurance. We will fund this amount as the insurance carrier requires.
As described in “— Derivative Financial Instruments” below, we use some derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. As such, the interest rate on our debt is fixed for the majority of our outstanding debt, which is reflected in the table above.
We have a series of 50/50 joint ventures with Chodorow Ventures LLC and affiliates, or Chodorow, for the purpose of owning and operating restaurants, bars and other food and beverage operations at certain of our hotels. Currently, the joint ventures operate the restaurants in Morgans, Delano South Beach, Mondrian Los Angeles, Clift, Sanderson, St Martins Lane, and Mondrian South Beach as well as the bars in Delano South Beach, Sanderson and St Martins Lane. Pursuant to various agreements, the joint ventures lease space from the hotels and pay a management fee to Chodorow. The management fee is typically equal to 3% of the gross revenues generated by the operation. The agreements expire on various dates through 2017 and generally have one or two five-year renewal periods at the restaurant venture’s option. Further, we are required to fund negative cash flows in certain of these restaurants. Fees to be paid to Chodorow and requirements to fund negative cash flow cannot be currently measured and therefore are not included in the table above.
On October 15, 2009, we issued 75,000 shares of Series A Preferred Securities to the Investors. The holders of such Series A Preferred Securities are entitled to cumulative cash dividends, payable in arrears on every three-month anniversary following the original date of issuance if such dividends are declared by the Board of Directors or an authorized committee thereof, at a rate of 8% per year for the first five years, 10% per year for years six and seven, and 20% per year thereafter. In addition, should the Investors’ nominee fail to be elected to our Board of Directors, the dividend rate would increase by 4% during any time that the Investors’ nominee is not a director. We have the option to accrue any and all dividend payments.
Seasonality
The hospitality business is seasonal in nature. For example, our Miami hotels are generally strongest in the first quarter, whereas our New York hotels are generally strongest in the fourth quarter. Quarterly revenues also may be adversely affected by events beyond our control, such as the current recession, extreme weather conditions, terrorist attacks or alerts, natural disasters, airline strikes, and other considerations affecting travel. Room revenues by quarter for our Owned Hotels, excluding Mondrian Scottsdale, which has been excluded from room revenues and classified as hotel held for non-sale disposition, during 2009 and 2008, help demonstrate this seasonality, as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in millions)
Room Revenues
2008	$43.0	$45.1	$44.5	$44.5
2009	$26.8	$30.1	$32.1	$38.2
Given the global economic downturn, the impact of seasonality in 2009 and the fourth quarter of 2008 was not as significant as in prior periods and may remain less pronounced in 2010 depending on the timing and strength of economic recovery.

To the extent that cash flows from operations are insufficient during any quarter, due to temporary or seasonal fluctuations in revenues, we may have to enter into additional short-term borrowings or increase our borrowings, if available, under our Amended Revolving Credit Facility to meet cash requirements.
Capital Expenditures and Reserve Funds
We are obligated to maintain reserve funds for capital expenditures at our Owned Hotels as determined pursuant to our debt and lease agreements related to such hotels, with the exception of Delano South Beach, Royalton and Morgans. Our Joint Venture Hotels generally are subject to similar obligations under debt agreements related to such hotels, or under our management agreements. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. Such agreements typically require us to reserve funds at amounts equal to 4% of the hotel’s revenues and require the funds to be set aside in restricted cash. In addition, our restaurant joint ventures require the ventures to set aside restricted cash of between 2% to 4% of gross revenues of the restaurant. As of December 31, 2009, $3.4 million was available in restricted cash reserves for future capital expenditures under these obligations related to our Owned Hotels.
The lenders under the Mortgages require our subsidiary borrowers to fund reserve accounts to cover monthly debt service payments. Those subsidiary borrowers are also required to fund reserves for property, sales and occupancy taxes, insurance premiums, capital expenditures and the operation and maintenance of those hotels. Reserves are deposited into restricted cash accounts and are released as certain conditions are met. As of December 31, 2009, our Mortgages have fallen below the required debt service coverage and as such, all excess cash, once all other reserve accounts are completed, is funded into a curtailment reserve fund. As of December 31, 2009, the balance in the curtailment reserve fund was $9.4 million. If the debt service coverage for hotels securing the Mortgages improves above the requirement for two consecutive quarters, the cash in the curtailment reserve account will be released to us. Our subsidiary borrowers are not permitted to have any liabilities other than certain ordinary trade payables, purchase money indebtedness, capital lease obligations, and certain other liabilities.
During 2006, 2007 and 2008, our Owned Hotels that were not subject to these reserve funding obligations — Delano South Beach, Royalton, and Morgans — underwent significant room and common area renovations, and as such, are not expected to require a substantial amount of capital during 2010. Management will evaluate the capital spent at these properties on an individual basis and ensure that such decisions do not impact the overall quality of our hotels or our guests’ experience.
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
On February 22, 2006, we entered into an interest rate forward starting swap that effectively fixes the interest rate on $285.0 million of mortgage debt at approximately 5.04% on Mondrian Los Angeles and Hudson with an effective date of July 9, 2007 and a maturity date of July 9, 2010. This derivative qualifies for hedge accounting treatment per ASC 815-10, Derivatives and Hedging (“ASC 815-10”) and accordingly, the change in fair value of this instrument is recognized in other comprehensive income.
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
In connection with the Yucaipa investment, discussed above, we issued warrants to the Investors to purchase 12,500,000 shares of our common stock at an exercise price of $6.00 per share. The warrants have a 7-1/2 year term and are exercisable utilizing a cashless exercise method only, resulting in a net share issuance. The exercise of the warrants is also subject to an exercise cap which effectively limits the Investors’ beneficial ownership of our common stock to 9.9% at any one time, unless we are no longer subject to gaming requirements or the Investors obtain all necessary gaming approvals to hold and exercise in full the warrants. The exercise price and number of shares subject to the warrant are both subject to anti-dilution adjustments.
In connection with the Fund Formation Agreement, we issued to the Fund Manager 5,000,000 contingent warrants to purchase our common stock at an exercise price of $6.00 per share with a 7-1/2 year term. These contingent warrants will only become exercisable if the Fund obtains capital commitments in certain amounts over certain time periods and also meets certain further capital commitment and investment thresholds. The exercise of these contingent warrants is also subject to an exercise cap which effectively limits the Fund Manager’s beneficial ownership (which is considered jointly with the Investors’ beneficial ownership) of our common stock to 9.9% at any one time, subject to certain exceptions. The exercise price and number of shares subject to these contingent warrants are both subject to anti-dilution adjustments.
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
Morgans Europe’s net income or loss and cash distributions or contributions are allocated to the partners in accordance with ownership interests. At December 31, 2009, we had a negative investment in Morgans Europe of $1.6 million. We account for this investment under the equity method of accounting. Our equity in income of the joint venture amounted to income of $2.0 million, a loss of $4.4 million, and income of $1.4 million for the years ended December 31, 2009, 2008, and 2007, respectively.
Morgans Europe has outstanding mortgage debt of £100.4 million, or approximately $159.6 million, as of December 31, 2009, which matures on November 24, 2010. The joint venture is currently considering various options with respect to the refinancing of this mortgage obligation.
Mondrian South Beach. We own a 50% interest in Mondrian South Beach, a recently renovated apartment building which was converted into a condominium and hotel. Mondrian South Beach opened in December 2008, at which time we began operating the property under a long-term management contract.
We account for this investment under the equity method of accounting. At December 31, 2009, our investment in Mondrian South Beach was $10.7 million. Our equity in loss of Mondrian South Beach amounted to $14.2 million and $3.6 million for the years ended December 31, 2009 and 2008, respectively.

The non-recourse mortgage loan and mezzanine loan agreements related to the Mondrian South Beach matured on August 1, 2009 and were not repaid or extended. We are continuing to operate Mondrian South Beach. The joint venture is in discussions with the lenders to extend the maturity of the loans.
Hard Rock. As of December 31, 2009, we owned a 12.8% interest in the Hard Rock, based on cash contribution and applying a weighting of 1.75x to the DLJMB Parties contributions in excess of $250.0 million, which was the last agreed weighting for capital contributions beyond the amount initially committed by the DLJMB Parties. Some of these additional contributions made by the DLJMB Parties may ultimately receive a greater weighting based on an appraisal process included in the joint venture agreement or as otherwise agreed by the parties, which would further dilute our ownership interest. We also manage the Hard Rock under a management agreement, for which we receive a management fee, a chain service expense reimbursement based on a percentage of all non-gaming revenue including rental income, and a fixed annual gaming facilities support fee. We can also earn an incentive management fee based on EBITDA, as defined, above certain levels. During December 2009, as part of the Hard Rock debt restructuring, we contributed an additional $3.0 million to the joint venture. We account for this investment under the equity method of accounting. For the year ended December 31, 2009, our equity in loss from the Hard Rock joint venture was $3.0 million. Additional amounts were not recognized in our consolidated financial statements for the year ended December 31, 2009, as it exceeds our investment balance and commitments to provide additional equity to the joint venture. At December 31, 2009, we had a zero investment balance in the Hard Rock.
In December 2009, our Hard Rock joint venture refinanced the acquisition, construction and land loans. For a discussion of this recent event, see “Item 1—Business—2009 Transactions and Recent Developments — Amendment of the Hard Rock Debt.”
Echelon Las Vegas. In January 2006, we entered into a 50/50 joint venture agreement with a subsidiary of Boyd to develop Delano Las Vegas and Mondrian Las Vegas as part of Boyd’s Echelon project. We account for this investment under the equity method of accounting. Given the economic environment, during the year ended December 31, 2009, we recorded non-cash impairment charges of $17.2 million representing the entire value of this investment. These costs related primarily to the plans and drawings for this development project. In December 2009, we and Boyd mutually terminated the Echelon joint venture.
Mondrian SoHo. In June 2007, we contributed approximately $5.0 million for a 20% equity interest in a joint venture with Cape Advisors Inc. which is developing a Mondrian hotel in the SoHo neighborhood of New York City. Upon completion, we expect to operate the hotel under a 10-year management contract with two 10-year extension options. As of December 31, 2009, our investment in the Mondrian SoHo venture was $8.3 million.
Ames in Boston. On June 17, 2008 we, Normandy Real Estate Partners, and local partner Ames Hotel Partners, entered into a joint venture to develop the Ames hotel in Boston. Upon the hotel’s completion in November 2009, we began operating Ames under a 20-year management contract. We have an approximately 35% economic interest in the joint venture. As of December 31, 2009, our investment in the Ames joint venture was $11.2 million. The project qualifies for federal and state historic rehabilitation tax credits, which will be allocated to each joint venture partner according to the allocation percentage in the joint venture agreement. Our equity in loss for the year ended December 31, 2009 was $0.1 million.
Shore Club Mortgage. As of December 31, 2009, we owned approximately 7% of the joint venture that owns Shore Club. On September 15, 2009, the joint venture received a notice of default on behalf of the special servicer for the lender on the joint venture’s mortgage loan for failure to make its September monthly payment and for failure to maintain its debt service coverage ratio, as required by the loan documents. On October 7, 2009, the joint venture received a second letter on behalf of the special servicer for the lender accelerating the payment of all outstanding principal, accrued interest, and all other amounts due on the mortgage loan. The lender also demanded that the joint venture transfer all rents and revenues directly to the lender to satisfy the joint venture’s debt. We understand that the joint venture and the lender are currently in discussions to address the default. In March 2010, the lender for the Shore Club mortgage initiated foreclosure proceedings against the property. We are continuing to operate the hotel pursuant to the management agreement during foreclosure proceedings, but we are uncertain whether we will continue to manage the property once foreclosure proceedings are complete.

For further information regarding our off balance sheet arrangements, see note 5 to our consolidated financial statements.
Recent Accounting Pronouncements
On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which has been subsequently codified in ASC 825-10, Financial Instruments (“ASC 825-10”). ASC 825-10 permits companies to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under GAAP. ASC 825-10 must be applied prospectively, and the effect of the first re-measurement to fair value, if any, should be reported as a cumulative effect adjustment to the opening balance of retained earnings. The adoption of ASC 825-10 had no material impact on our consolidated financial statements as we did not elect the fair value measurement option for any of our financial assets or liabilities.
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
In February 2008, the FASB issued Staff Position No. FAS 157-2, which has subsequently been codified in ASC 820-10. ASC 820-10 provided for a one-year deferral of the effective date of ASC 820-10 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of these provisions of ASC 820-10 on January 1, 2009 did not have a material impact on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, which has subsequently been codified in ASC 815-10, and which requires enhanced disclosures related to derivative and hedging activities and thereby seeks to improve the transparency of financial reporting. Under this statement, entities are required to provide enhanced disclosure related to: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133, and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We adopted SFAS No. 161 as of January 1, 2009 and the applicable disclosures are detailed above in Derivative Instruments and Hedging Activities.
In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion Including Partial Cash Settlement (“FSP APB 14-1”), which has subsequently been codified in ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”), and which clarifies the accounting for convertible notes payable. ASC 470-20 requires the proceeds from the sale of convertible notes to be allocated between a liability component and an equity component. The resulting debt discount must be amortized over the period the debt is expected to remain outstanding as additional interest expense. ASC 470-20 requires retroactive application to all periods presented and is effective for fiscal years beginning after December 15, 2008 and became effective for us as of January 1, 2009. We adopted ASC 470-20 as of January 1, 2009. See Note 6 (f) to our consolidated financial statements.
In June 2008, the FASB ratified EITF Issue 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, which has subsequently been codified in ASC 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). Former guidance from paragraph 11(a) of SFAS No. 133 specified that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of operations would not be considered a derivative financial instrument. ASC 815-40 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. ASC 815-40 is effective on January 1, 2009. The adoption of ASC 815-40 did not have a material impact on our consolidated financial statements.

On April 1, 2009, the FASB issued three FASB Staff Positions intended to provide additional application guidance and enhance disclosures regarding the fair value of measurements and impairments of securities. FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157. FASB Staff Position No. FAS 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FASB Staff Position No. FAS 115-2 and No. FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. All three FASB Staff Positions have subsequently been codified in ASC 820-10, ASC 825-10, and ASC 320-10, Investments, Investments — Debt and Equity Securities, respectively. These codifications are effective for us as of January 1, 2010 and the adoption of these codifications did not have a material impact on our consolidated financial statements.
On June 12, 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which has subsequently been codified in ASC 810-10. ASC 810-10 amends prior guidance established in FIN 46R and changes the consolidation guidance applicable to a variable interest entity (a “VIE”). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is therefore required to consolidate an entity by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance, and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, FIN 46R required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. Qualified special purpose entities, which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective. ASC 810-10 also requires enhanced disclosures about an enterprise’s involvement with a VIE. ASC 810-10 will be effective for us as of January 1, 2010. We are currently evaluating the impact that these standards will have on our consolidated financial statements.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162, which has been codified in ASC 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105, is a pronouncement establishing the FASB ASC as the single official source of authoritative, nongovernmental GAAP. The ASC did not change GAAP but reorganized the literature. This pronouncement is effective for interim and annual periods ending after September 15, 2009. This pronouncement impacts disclosures only and did not have any impact on our consolidated financial condition, results of operations or cash flow.
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
•
Impairment of long-lived assets. When triggering events occur, we periodically review each property for possible impairment. Recoverability of such assets is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset, as determined by applying our operating budgets for future periods. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value. We estimated each property’s fair value using a discounted cash flow method taking into account each property’s expected cash flow from operations, holding period and net proceeds from the dispositions of the property. The factors we address in determining estimated net proceeds from disposition include anticipated operating cash flow in the year of disposition, terminal capitalization rate and selling price per room. Our judgment is required in determining the discount rate applied to estimated cash flows, the growth rate of the properties, the need for capital expenditures, as well as specific market and economic conditions. Additionally, the classification of these assets as held-for-sale requires the recording of these assets at our estimate of their fair value less estimated selling costs which can affect the amount of impairment recorded. As of December 31, 2009, management concluded that Mondrian Scottsdale was impaired and that the fair value was in excess of the property’s carrying value by approximately $18.4 million. Additionally, management concluded that the property across the street from Delano South Beach was impaired and that the fair value was in excess of the property’s carrying value by approximately $11.3 million. This impairment is reflected in our consolidated financial statements for the year ended December 31, 2009. As of December 31, 2009, management concluded that all other long-lived assets were not impaired.

•
Impairment of goodwill. Goodwill represents the excess purchase price over the fair value of net assets attributable to business acquisitions and combinations. We test for impairment of goodwill at least annually and generally at year end. We will test for impairment more frequently if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. In accordance with SFAS No. 142, which has been subsequently codified in ASC 350-20, Intangibles — Goodwill and Other, Goodwill, management identifies potential impairments by comparing the fair value of the reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, including goodwill, the asset is not impaired. Any excess of carrying value over the estimated fair value of goodwill would be recognized as an impairment loss in continuing operations. Management applies a discounted cash flow method to perform its annual goodwill fair value impairment test taking into account approved operating budgets with appropriate growth assumptions, holding period and proceeds from disposing of the property. In addition to the discounted cash flow analysis, management also considers external independent appraisals to estimate fair value. The analysis and appraisals used by management are consistent with those used by a market participant. Judgment is required in determining the discount rate applied to estimated cash flows, growth rate of the properties, the need for capital expenditures, as well as specific market and economic conditions. The discount rate and the cap rate were based on applicable public hotel studies and market indices. Given the current economic environment, management believes that the growth assumptions applied are reasonable. The Company has one reportable operating segment, which is its reporting unit under ASC 350-20; therefore management aggregates goodwill associated to all owned hotels when analyzing potential impairment. As of December 31, 2009, management concluded that no goodwill impairment existed as the implied fair value of the reporting unit was well in excess of its carrying value. Management does not believe it is reasonably likely that goodwill will become impaired in future periods, but will test before the 2010 year end if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

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

•
Derivative instruments and hedging activities. Derivative instruments and hedging activities require us to make judgments on the nature of our derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported as a component of interest expense in the consolidated/combined statements of operations or as a component of equity on the consolidated balance sheets. While we believe our judgments are reasonable, a change in a derivative’s fair value or effectiveness as a hedge could affect expenses, net income and equity. Management has concluded that the designation of our derivatives as an effective hedge or an ineffective hedge has not changed during 2008. Additionally, management determines fair value of our derivatives is in accordance with SFAS No. 157, Fair Value Measurements, which has been subsequently codified in ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”). The valuation of interest rate caps and interest rate swaps is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. To comply with the provisions of ASC 820-10, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. Management believes that the valuation approach is acceptable and that our derivatives are properly stated at December 31, 2009.

•
Consolidation Policy. We evaluate our variable interests in accordance with Financial Interpretation 46R, which has been subsequently codified in ASC 810-10, Consolidation (“ASC 810-10”) to determine if they are variable interests in variable interest entities. Certain food and beverage operations at five of our Owned Hotels are operated under 50/50 joint ventures. We believe that we are the primary beneficiary of the entities because we absorb the majority of the restaurant ventures’ expected losses and residual returns. Therefore, the restaurant ventures are consolidated in our financial statements with our partner’s share of the results of operations recorded as minority interest in the accompanying financial statements. We have evaluated the applicability of ASC 810-10 to our investments in certain Joint Venture Hotels and related food and beverage operations at certain Joint Venture Hotels. We have determined that these ventures do not meet the requirements of a variable interest entity or we are not the primary beneficiary and therefore, consolidation of these ventures is not required. We account for these investments using the equity method as we believe we do not exercise control over significant asset decisions such as buying, selling or financing nor are we the primary beneficiary of the entities. Under the equity method, we increase our investment in unconsolidated joint ventures for our proportionate share of net income and contributions and decrease our investment balance for our proportionate share of net loss and distributions.

•
Stock-based Compensation. We have adopted the fair value method of accounting prescribed in SFAS No. 123 “Accounting for Stock Based Compensation” (as amended by SFAS No. 148 and SFAS 123(R)), which has subsequently been codified in ASC 718-10, Compensation, Stock Based Compensation (“ASC 718-10”) for equity-based compensation awards. ASC 718-10 requires an estimate of the fair value of the equity award at the time of grant rather than the intrinsic value method. For all fixed equity-based awards to employees and Directors, which have no vesting conditions other than time of service, the fair value of the equity award at the grant date will be amortized to compensation expense over the award’s vesting period on a straight-line basis. For performance-based compensation plans, we recognize compensation expense at such time when the performance hurdle is anticipated to be achieved over the performance period based upon the fair value at the date of grant. The fair value is determined based on the value of the Company’s common stock on the grant date of the award, or in the case of stock option awards, the Black-Scholes option pricing model. Management’s assumptions when applying the Black-Scholes model are derived based upon the risk profile and volatility of our common stock and our peer group. We believe that the assumptions that we have applied to stock-based compensation are reasonable and we will continue to review such assumptions quarterly and revise them as market conditions change and management deems necessary.

•
Deferred income taxes and valuation allowance. We account for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance will be provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Such valuation allowance will be estimated by management based on our projected future taxable income. The estimate of future taxable income is highly subjective. We have net operating loss for the tax year 2009 and anticipate that all or a major portion of the net operating loss will be utilized to offset any future gains on sale of assets. However, these assumptions may be inaccurate, and unanticipated events and circumstances may occur in the future. To the extent actual results differ from these estimates, our future results of operations may be affected. At December 31, 2009, we had a $27.8 million valuation allowance against our deferred tax assets.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures About Market Risk
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Some of our outstanding debt has a variable interest rate. As described in “Management’s Discussion and Analysis of Financial Results of Operations — Derivative Financial Instruments” above, we use some derivative financial instruments, primarily interest rate swaps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of December 31, 2009, our total outstanding consolidated debt, including capitalized lease obligations, was approximately $739.0 million, of which approximately $427.5 million, or 57.8%, was variable rate debt.
We entered into hedging arrangements on $285.0 million of variable rate debt in connection with the mortgage debt on Hudson and Mondrian Los Angeles, which matures on July 9, 2010 and effectively fixes LIBOR at approximately 4.25%. At December 31, 2009, the one month LIBOR rate was 0.2%. If market rates of interest on this variable rate debt increase by 1.0%, or 100 basis points, the increase in interest expense would reduce future pre-tax earnings and cash flows by approximately $2.9 million annually and the maximum annual amount the interest expense would increase on this variable rate debt is $13.7 million due to our interest rate cap agreement, which would reduce future pre-tax earnings and cash flows by the same amount annually. If market rates of interest on this variable rate decrease by 0.2%, or 20 basis points, the decrease in interest expense would increase pre-tax earnings and cash flow by approximately $0.7 million annually.
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
Our variable rate debt also consisted of $23.5 million outstanding under the Amended Revolving Credit Facility at a rate of LIBOR plus 1.35% as of December 31, 2009. If market rates of interest on this variable rate debt increase by 1.0% or 100 basis points, the increase in interest expense would reduce future pre-tax earnings and cash flows by approximately $0.2 million annually. If market rates of interest on this variable rate debt decrease by 0.2%, or 20 basis points, the decrease in interest expense would increase pre-tax earnings and cash flow by approximately $0.1 million.
Our fixed rate debt consists of Trust Notes, the Convertible Notes, the promissory notes on the property across the street from Delano South Beach, and the Clift lease. The fair value of some of this debt is greater than the book value. As such, if market rates of interest increase by 1.0%, or approximately 100 basis points, the fair value of our fixed rate debt would decrease by approximately $15.2 million. If market rates of interest decrease by 1.0%, or 100 basis points, the fair value of our fixed rate debt would increase by $56.9 million.
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
The consolidated financial statements of Morgans Hotel Group Co. and the notes related to the foregoing financial statements, together with the independent registered public accounting firm’s reports thereon, are set forth on pages F-1 through F-40 of this report. Additionally, the consolidated financial statements of our significant subsidiary are incorporated by reference in this Annual Report on Form 10-K.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15) that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In connection with the preparation of the Company’s annual financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. The assessment was based upon the framework described in “Integrated Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of internal control over financial reporting. We have reviewed the results of the assessment with the Audit Committee of our Board of Directors.
Based on our assessment under the criteria set forth in COSO, management has concluded that, as of December 31, 2009, the Company maintained effective internal control over financial reporting.
BDO Seidman, LLP, an independent registered public accounting firm, that audited our Financial Statements included in this Annual Report has issued an attestation report on our internal control over financial reporting as of December 31, 2009, which appears in Item 9A, below.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Board of Directors and Stockholders
Morgans Hotel Group Co.
475 Tenth Avenue
New York, NY 10018
We have audited Morgans Hotel Group Co.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Morgans Hotel Group Co.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Morgans Hotel Group Co. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Morgans Hotel Group Co. as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows of Morgans Hotel Group Co. for each of the three years in the period ended December 31, 2009, and our report dated March 12, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
March 12, 2010
New York, New York

ITEM 9B.	OTHER INFORMATION
At our special meeting of stockholders held on January 28, 2010, two proposals were submitted to a vote of our stockholders.
1.
Proposal 1 — Approval of Yucaipa Warrants. Stockholders approved the full exercise of warrants issued to the Investors and Fund Manager as part of the Yucaipa investment on October 15, 2009. The number of votes cast in favor and against the proposal, as well as the number of abstentions were as follows:

In Favor	Against	Abstained
20,333,717	3,030,867	4,698
2.
Proposal 2 — Approval of Amendment to Amended and Restated 2007 Omnibus Incentive Plan. Stockholders approved an amendment to our Amended and Restated 2007 Omnibus Incentive Plan to increase the number of shares reserved for issuance thereunder by 3,000,000 shares. The number of votes cast in favor and against the proposal, as well as the number of abstentions were as follows:

In Favor	Against	Abstained
13,360,437	9,006,877	1,001,968
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item regarding Directors, executive officers, corporate governance and our code of ethics is hereby incorporated by reference to the material appearing in the Proxy Statement for the Annual Stockholders Meeting to be held in 2010 (the “Proxy Statement”) under the captions “Board of Directors and Corporate Governance,” and “Executive Officer Biographies.” The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Voting Securities of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance.” The information required by this Item 10 with respect to the availability of our code of ethics is provided in Item 1 of this Annual Report on Form 10-K. See “Item 1 — Materials Available on Our Website.”

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
(a) and (c) Financial Statements and Schedules.
Reference is made to the “Index to the Financial Statements” on page F-1 of this report and to Exhibit 99.1 incorporated herein by reference.
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
We have audited the accompanying consolidated balance sheets of Morgans Hotel Group Co. (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive loss, changes in stockholders equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Morgans Hotel Group Co. as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in accordance with accounting principles generally accepted in the United States of America.
As discussed in Note 2 to the consolidated financial statements, the Company retrospectively changed its method of accounting for its convertible debt instrument with the adoption of the guidance originally issued in FSP APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (ASC Topic 470-20, “Debt With Conversion and Other Options”) effective January 1, 2009. The Company also retrospectively changed its presentation of noncontrolling interests with the adoption of the guidance originally issued in SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (ASC Topic 810-10, “Consolidation”) effective January 1, 2009.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Morgans Hotel Group Co.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2010 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
New York, New York
March 12, 2010

Morgans Hotel Group Co.
Consolidated Balance Sheets
(in thousands, except per share data)

	As of December 31,
	2009	2008

ASSETS
Property and equipment, net	$488,189	$516,148
Goodwill	73,698	73,698
Investments in and advances to unconsolidated joint ventures	32,445	56,754
Investment in hotel held for non-sale disposition, net	23,977	42,531
Cash and cash equivalents	68,994	48,656
Restricted cash	21,109	19,737
Accounts receivable, net	6,531	6,555
Related party receivables	9,522	7,851
Prepaid expenses and other assets	10,862	8,671
Deferred tax asset, net	83,980	61,005
Other, net	18,931	13,858

Total assets	$838,238	$855,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term debt and capital lease obligations	$699,013	$677,067
Mortgage debt and capital lease obligation of hotel held for non-sale disposition	40,000	40,112
Accounts payable and accrued liabilities	30,325	25,889
Accounts payable and accrued liabilities of hotel held for non-sale disposition	1,455	822
Distributions and losses in excess of investment in unconsolidated joint ventures	2,740	14,563
Other liabilities	41,294	35,655

Total liabilities	814,827	794,108

Commitments and contingencies

Preferred stock, $.01 par value; liquidation preference $1,000 per share, 75,000,000 shares authorized and issued at December 31, 2009	48,564	—
Common stock, $.01 par value; 200,000,000 shares authorized; 36,277,495 shares issued at December 31, 2009 and December 31, 2008, respectively	363	363
Additional paid-in capital	247,728	241,057
Treasury stock, at cost, 6,594,864 and 6,758,303 shares of common stock at December 31, 2009 and 2008, respectively	(99,724)	(102,394)
Comprehensive income	(6,000)	(13,949)
Accumulated deficit	(181,911)	(81,689)

Total Morgans Hotel Group Co. stockholders’ equity	9,020	43,388
Noncontrolling interest	14,391	17,968

Total equity	23,411	61,356

Total liabilities and stockholders’ equity	$838,238	$855,464

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007

Revenues:
Rooms	$127,188	$177,054	$178,683
Food and beverage	73,278	93,307	96,550
Other hotel	9,512	12,018	12,835
Revenues of hotel held for non-sale disposition	7,594	13,788	16,736

Total hotel revenues	217,572	296,167	304,804
Management fee-related parties and other income	15,073	18,300	18,181

Total revenues	232,645	314,467	322,985

Operating Costs and Expenses:
Rooms	41,602	47,083	46,167
Food and beverage	56,492	67,223	64,250
Other departmental	6,159	6,810	7,127
Hotel selling, general and administrative	47,705	55,021	54,431
Property taxes, insurance and other	17,599	16,387	17,346
Hotel operating expenses of hotel held for non-sale disposition	8,581	13,461	17,274

Total hotel operating expenses	178,138	205,985	206,595
Corporate expenses, including stock compensation of $11.8 million, $15.9 million and $19.5 million, respectively	33,514	41,889	44,744
Depreciation and amortization	29,623	24,912	18,774
Depreciation of hotel held for non-sale disposition	1,174	2,821	2,945
Restructuring, development and disposal costs	6,100	10,825	3,228
Impairment loss on hotel held for non-sale disposition	18,477	13,430	—

Total operating costs and expenses	267,026	299,862	276,286

Operating (loss) income	(34,381)	14,605	46,699
Interest expense, net	49,401	43,221	38,423
Interest expense of hotel held for non-sale disposition	1,068	2,219	3,389
Equity in loss of unconsolidated joint ventures	33,075	56,581	24,580
Impairment loss on development project	11,913	—	—
Other non-operating (income) expenses	(2,032)	464	1,531

Loss before income tax expense	(127,806)	(87,880)	(21,224)
Income tax benefit	(26,201)	(33,311)	(9,249)

Net loss before (income) loss attributable to noncontrolling interest	(101,605)	(54,569)	(11,975)
Net (income) loss attributable to noncontrolling interest	(1,881)	2,104	3,098

Net loss	(99,724)	(56,673)	(15,073)

Preferred stock dividends and accretion	(1,746)	—	—

Net loss attributable to common stockholders	(101,470)	(56,673)	(15,073)

Other comprehensive loss:
Unrealized gain (loss) on valuation of swap/cap agreements, net of tax	17,500	(1,414)	(6,396)
Reclassification of unrealized loss on settlement of swap/cap agreements, net of tax	(9,966)	(4,464)	(278)
Foreign currency translation gain (loss), net of tax	415	(300)	6

Comprehensive loss	(93,521)	(62,851)	(21,741)

Loss per share attributable to common stockholders:
Basic and diluted	(3.38)	(1.80)	(0.45)
Weighted average number of common shares outstanding:
Basic and diluted	30,017	31,413	33,239
See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.
Consolidated Statements of Stockholders’ Equity
(in thousands)

							Accumulated
	Shares				Additional		Other		Morgans Hotel	Non-
	Common	Preferred	Common	Preferred	Paid-in	Treasury	Comprehensive	Accumulated	Group Total	controlling	Total
	Shares	Shares	Stock	Stock	Capital	Stock	Income (Loss)	Deficit	Equity	Interest	Equity
January 1, 2007	33,164	—	$335	$—	$138,840	$(5,683)	$(1,103)	$(9,943)	$122,446	$20,317	$142,763
Adjustment due to ASC 470-20 cumulative effect of accounting change	—	—	—	—	9,035	—	—	—	9,035	—	9,035
Net proceeds from stock offering	2,778	—	28	—	58,865	—	—	—	58,893	—	58,893
Net (loss) income	—	—	—	—	—	—	—	(15,073)	(15,073)	3,097	(11,976)
Foreign currency translation	—	—	—	—	—	—	6	—	6	—	6
Unrealized gain (loss) on valuation of swap/cap agreements, net of tax	—	—	—	—	—	—	(6,396)	—	(6,396)	—	(6,396)
Reclassification of unrealized loss on settlement of swap/cap agreements, net of tax	—	—	—	—	—	—	(278)	—	(278)	—	(278)
Cost of call options and warrants, net of tax	—	—	—	—	(111)	—	—	—	(111)	—	(111)
Repurchase of common shares	(2,784)	—	—	—	—	(49,972)	—	—	(49,972)	—	(49,972)
Stock-based compensation awards	—	—	—	—	19,525	—	—	—	19,525	—	19,525
Issuance of stock-based awards	62	—	—	—	(625)	1,294	—	—	669	—	669
Noncontrolling interest distribution	—	—	—	—	—	—	—	—	—	(3,590)	(3,590)

December 31, 2007	33,220	—	$363	$—	$225,529	$(54,361)	$(7,771)	$(25,016)	$138,744	$19,824	$158,568

Net (loss) income	—	—	—	—	—	—	—	(56,673)	(56,673)	2,104	(54,569)
Foreign currency translation	—	—	—	—	—	—	(300)	—	(300)	—	(300)
Unrealized gain (loss) on valuation of swap/cap agreements, net of tax	—	—	—	—	—	—	(1,414)	—	(1,414)	—	(1,414)
Reclassification of unrealized loss on settlement of swap/cap agreements, net of tax	—	—	—	—	—	—	(4,464)	—	(4,464)	—	(4,464)
Shares of membership units converted to common stock	46	—	—	—	874	—	—	—	874	(874)	—
Repurchase of common shares	(3,951)	—	—	—	—	(49,173)	—	—	(49,173)	—	(49,173)
Stock-based compensation awards	—	—	—	—	15,933	—	—	—	15,933	—	15,933
Issuance of stock-based awards	204	—	—	—	(1,279)	1,140	—	—	(139)	—	(139)
Noncontrolling interest distribution	—	—	—	—	—	—	—	—	—	(3,086)	(3,086)

December 31, 2008	29,519	—	$363	$—	$241,057	$(102,394)	$(13,949)	$(81,689)	$43,388	$17,968	$61,356

Net proceeds from preferred stock	—	75	—	48,066	(2,242)	—	—	—	45,824	—	45,824
Net loss	—	—	—	—	—	—	—	(99,724)	(99,724)	(1,881)	(101,605)
Accretion of discount on preferred stock	—	—	—	498	—	—	—	(498)	—	—	—
Foreign currency translation	—	—	—	—	—	—	415	—	415	—	415
Unrealized gain (loss) on valuation of swap/cap agreements, net of tax	—	—	—	—	—	—	17,500	—	17,500	—	17,500
Reclassification of unrealized loss on settlement of swap/cap agreements, net of tax	—	—	—	—	—	—	(9,966)	—	(9,966)	—	(9,966)
Stock-based compensation awards	—	—	—	—	11,763	—	—	—	11,763	—	11,763
Issuance of stock-based awards	164	—	—	—	(2,850)	2,670	—	—	(180)	—	(180)
Noncontrolling interest distribution	—	—	—	—	—	—	—	—	—	(1,696)	(1,696)

December 31, 2009	29,683	75	$363	$48,564	$247,728	$(99,724)	$(6,000)	$(181,911)	$9,020	$14,391	$23,411

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net loss	$(101,605)	$(54,569)	$(11,975)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	28,942	24,192	18,164
Amortization of other costs	680	723	610
Amortization of deferred financing costs	4,603	2,685	1,908
Amortization of discount on convertible notes	2,276	2,276	474
Stock-based compensation	11,763	15,933	19,525
Accretion of interest on capital lease obligation	1,629	1,486	1,356
Equity in losses from unconsolidated joint ventures	33,075	56,581	24,580
Impairment loss and loss on disposal of assets	30,517	3,663	628
Deferred income taxes	(26,965)	(34,137)	(12,962)
Change in value of interest rate caps and swaps, net	—	—	3,018
Change in value of warrants	(6,065)	—	—
Changes in assets and liabilities:
Accounts receivable, net	24	3,631	(954)
Related party receivables	(1,671)	(4,478)	(1,037)
Restricted cash	(1,893)	(1,547)	(2,187)
Prepaid expenses and other assets	(2,201)	1,315	(3,381)
Accounts payable and accrued liabilities	4,211	(8,441)	9,596
Other liabilities	270	(462)	573
Hotel held for non-sale disposition	3,075	16,469	(2,317)

Net cash (used in) provided by operating activities	(19,335)	25,320	45,619

Cash flows from investing activities:
Additions to property and equipment	(13,023)	(61,674)	(57,821)
Withdrawals from (deposits into) capital improvement escrows, net	521	7,430	(152)
Distributions and reimbursements from unconsolidated joint ventures	6	42,123	11,770
Investment in unconsolidated joint ventures	(23,953)	(33,019)	(54,172)

Net cash used in investing activities	(36,449)	(45,140)	(100,375)

Cash flows from financing activities:
Proceeds from long-term debt	139,789	—	237,499
Payments on long-term debt and capital lease obligations	(121,748)	(162)	(65,149)
Debt issuance costs	(10,364)	(153)	(5,504)
Cash paid in connection with vesting of stock based awards	(180)	(139)	669
Distributions to holders of noncontrolling interests in consolidated subsidiaries	(1,696)	(3,088)	(3,591)
Net proceeds from issuance of common stock	—	—	58,894
Net proceeds from issuance of preferred stock and warrants	70,321	—	—
Repurchase of Company’s common stock	—	(49,173)	(49,972)
Payments on convertible note hedge	—	—	(24,150)

Net cash provided by (used in) financing activities	76,122	(52,715)	148,696

Net increase (decrease) in cash and cash equivalents	20,338	(72,535)	93,940
Cash and cash equivalents, beginning of period	48,656	121,191	27,251

Cash and cash equivalents, end of period	$68,994	$48,656	$121,191

Supplemental disclosure of cash flow information:
Cash paid for interest, net of interest capitalized	$41,743	$36,403	$37,411

Cash paid for taxes	$636	$1,385	$1,506
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
The Morgans Hotel Group Co. predecessor (the “Predecessor”) comprised the subsidiaries and ownership interests that were contributed as part of the formation and structuring transactions from Morgans Hotel Group LLC, now known as Residual Hotel Interest LLC (“Former Parent”), to Morgans Group LLC (“Morgans Group”), the Company’s operating company. At the time of the formation and structuring transactions, the Former Parent was owned approximately 85% by NorthStar Hospitality, LLC, a subsidiary of NorthStar Capital Investment Corp., and approximately 15% by RSA Associates, L.P.
In connection with the IPO, the Former Parent contributed the subsidiaries and ownership interests in nine operating hotels in the United States and the United Kingdom to Morgans Group in exchange for membership units. Simultaneously, Morgans Group issued additional membership units to the Predecessor in exchange for cash raised by the Company from the IPO. The Former Parent also contributed all the membership interests in its hotel management business to Morgans Group in return for 1,000,000 membership units in Morgans Group exchangeable for shares of the Company’s common stock. The Company is the managing member of Morgans Group, and has full management control. On April 24, 2008, 45,935 outstanding membership units in Morgans Group were redeemed in exchange for 45,935 shares of the Company’s common stock. As of December 31, 2009, 954,065 membership units in Morgans Group remain outstanding.
On February 17, 2006, the Company completed its IPO. The Company issued 15,000,000 shares of common stock at $20 per share resulting in net proceeds of approximately $272.5 million, after underwriters’ discounts and offering expenses.
The Company has one reportable operating segment; it operates, owns, acquires and redevelops boutique hotels.
Operating Hotels
The Company’s operating hotels as of December 31, 2009 are as follows:

		Number of
Hotel Name	Location	Rooms	Ownership
Delano South Beach	Miami Beach, FL	194	(1)
Hudson	New York, NY	831	(5)
Mondrian Los Angeles	Los Angeles, CA	237	(1)
Morgans	New York, NY	114	(1)
Royalton	New York, NY	168	(1)
Sanderson	London, England	150	(2)
St Martins Lane	London, England	204	(2)
Shore Club	Miami Beach, FL	309	(3)
Clift	San Francisco, CA	372	(4)
Mondrian Scottsdale	Scottsdale, AZ	189	(9)
Hard Rock Hotel & Casino	Las Vegas, NV	1,510	(6)
Mondrian South Beach	Miami Beach, FL	328	(2)
Ames	Boston, MA	114	(7)
Water and Beach Club Hotel	San Juan, PR	78	(8)
Hotel Las Palapas	Playa del Carmen, Mexico	75	(8)

(1)	Wholly-owned hotel.

(2)	Owned through a 50/50 unconsolidated joint venture.

(3)	Operated under a management contract, with an unconsolidated minority ownership interest of approximately 7%.

(4)	The hotel is operated under a long-term lease, which is accounted for as a financing.

(5)	The Company owns 100% of Hudson, which is part of a property that is structured as a condominium, in which Hudson constitutes 96% of the square footage of the entire building.

(6)
Operated under a management contract and owned through an unconsolidated joint venture, of which the Company owned approximately 12.8% at December 31, 2009 based on weighted cash contributions. See note 5.

(7)	Operated under a management contract, with an unconsolidated minority ownership interest of approximately 35%, at December 31, 2009.

(8)	Operated under a management contract.

(9)
As of December 31, 2009, this hotel was held for non-sale disposition as the lender has initiated foreclosure proceedings against the property and the management agreement has been terminated with an effective termination date of March 16, 2010.

Restaurant Joint Venture
The food and beverage operations of certain of the hotels are operated under 50/50 joint ventures with a third party restaurant operator.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company consolidates all wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. We have evaluated all subsequent events through the date the financial statements were issued.
Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as amended (“FIN46R”), which has been subsequently codified in Accounting Standards Codification (“ASC”) 810-10, Consolidation (“ASC 810-10”) requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Pursuant to ASC 810-10, the Company consolidates four ventures that provide food and beverage services at the Company’s hotels as the Company absorbs a majority of the ventures’ expected losses and residual returns. These services include operating restaurants including room service at four hotels, banquet and catering services at three hotels and a bar at one hotel. No assets of the Company are collateral for the ventures’ obligations and creditors of the venture have no recourse to the Company.
Management has evaluated the applicability of ASC 810-10 to its investments in joint ventures and determined that these joint ventures do not meet the requirements of a variable interest entity or the Company is not the primary beneficiary and, therefore, consolidation of these ventures is not required. Accordingly, these investments are accounted for using the equity method.
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
Costs of significant improvements, including real estate taxes, insurance, and interest during the construction periods are capitalized. Capitalized interest for the years ended December 31, 2009, 2008 and 2007 was $0.2 million, $1.1 million and $2.8 million, respectively.
Goodwill
Goodwill represents the excess purchase price over the fair value of net assets attributable to business acquisitions. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which has been subsequently codified in ASC 350-20, Goodwill (“ASC 350-20”), the Company tests for impairment at least annually and generally at year end. The Company will test for impairment more frequently if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. In accordance with ASC 350-20, the Company identifies potential impairments by comparing the fair value of the reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, including goodwill, the asset is not impaired. Any excess of carrying value over the implied fair value of goodwill would be recognized as an impairment loss in continuing operations.
Management applies a discounted cash flow method to perform its annual goodwill fair value impairment test taking into account approved operating budgets with appropriate growth assumptions, holding period and proceeds from disposing of the property. In addition to the discounted cash flow analysis, management also considers external independent appraisals to estimate fair value. The analysis and appraisals used by management are consistent with those used by a market participant. Judgment is required in determining the discount rate applied to estimated cash flows, growth rate of the properties, the need for capital expenditures, as well as specific market and economic conditions. The discount rate and the cap rate were based on applicable public hotel studies and market indices. Given the current economic environment, management believes that the growth assumptions applied are reasonable. The Company has one reportable operating segment, which is its reporting unit under ASC 350-20; therefore management aggregates goodwill associated to all Owned Hotels when analyzing potential impairment. As of December 31, 2009, management concluded that no goodwill impairment existed as the estimated fair value of the reporting unit was well in excess of its carrying value.

Impairment of Long-Lived Assets
In accordance with SFAS Statement No. 144, Accounting for the Impairment of Disposal of Long Lived Assets, which has been subsequently codified in ASC 360-10, Property, Plant and Equipment (“ASC 360-10”) long-lived assets currently in use are reviewed periodically for possible impairment and will be written down to fair value if considered impaired. Long-lived assets to be disposed of are written down to the lower of cost or fair value less the estimated cost to sell. The Company reviews its portfolio of long-lived assets for impairment at least annually or when specific triggering events occur, as required by ASC 360-10. When events or changes of circumstances indicate that an asset’s carrying value may not be recoverable, we test for impairment by reference to the applicable asset’s estimated future cash flows. The Company estimated each property’s fair value using a discounted cash flow method taking into account each property’s expected cash flow from operations, holding period and net proceeds from the dispositions of the property. The factors we address in determining estimated net proceeds from disposition include anticipated operating cash flow in the year of disposition, terminal capitalization rate and selling price per room. For the year ended December 31, 2009, management concluded that Mondrian Scottsdale was impaired and accordingly recorded an impairment charge of approximately $18.4 million. Additionally, for the year ended December 31, 2009, management concluded that the property across the street from Delano South Beach, which the Company planned to develop into a hotel, was impaired. Accordingly, the Company recorded an impairment charge of approximately $11.9 million to reduce the property to its estimated fair value during 2009. These impairment charges are reflected in the Company’s consolidated financial statements for the year ended December 31, 2009. As of December 31, 2009, management concluded that all other long-lived assets were not impaired. The Company recorded a $13.4 million impairment write-down on Mondrian Scottsdale during the year ended December 31, 2008, and no impairment write-downs during the year ended December 31, 2007.
Investments in and Advances to Unconsolidated Joint Ventures
The Company accounts for its investments in unconsolidated joint ventures using the equity method as it does not exercise control over significant asset decisions such as buying, selling or financing nor is it the primary beneficiary under ASC 810-10, as discussed above. Under the equity method, the Company increases its investment for its proportionate share of net income and contributions to the joint venture and decreases its investment balance by recording its proportionate share of net loss and distributions. For investments in which there is recourse or unfunded commitments to provide additional equity, distributions and losses in excess of the investment are recorded as a liability.
The Company periodically reviews its investments in unconsolidated joint ventures for other-than-temporary declines in market value. In this analysis of fair value, the Company uses discounted cash flow analysis to estimate the fair value of its investment taking into account expected cash flow from operations, holding period and net proceeds from the dispositions of the property. Any decline that is not expected to be recovered is considered other-than-temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. In 2009, the Company recognized through its equity in loss from joint ventures its share of impairment charges of approximately $17.2 million and $7.8 million relating to its investments in Echelon Las Vegas and Mondrian South Beach, respectively. As of December 31, 2009, management concluded that there was no impairment loss in the value of the unconsolidated joint ventures that are determined to be other-than-temporary. The Company recognized impairment on its investment in Hard Rock in 2008 through its equity in loss from joint ventures. No other impairment charges were recognized on all other investments in unconsolidated joint ventures in the year ended December 31, 2007.

Other Assets
Other assets consist primarily of deferred financing costs and the costs the Company incurred to invest in Shore Club, which has been accounted for as costs to obtain the management contract on that hotel. The costs associated with the management contract are being amortized, using the straight line method, over the 20 year life of the contract. Deferred financing costs are being amortized, using the straight line method, which approximates the effective interest rate method, over the terms of the related debt agreements.
Foreign Currency Translation
The Company has entered into certain transactions with its foreign joint ventures. The translation of transactions with its foreign joint ventures has resulted in foreign currency transaction gains and losses, which have been reflected in the results of operations based on exchange rates in effect at the translation date or the date of the transactions, as applicable. Such transactions did not have a material effect on the Company’s earnings. The Company’s investments in its foreign joint ventures have been translated into U.S. dollars at the applicable year-end exchange rate with the translation adjustment, net of applicable deferred income taxes, presented as a component of other comprehensive loss. The Company recognized a loss of $0.9 million for the year ended December 31, 2009, a gain of $0.4 million for the year ended December 31, 2008 and a gain of less than $0.1 million for the year ended December 31, 2007 for this translation adjustment.
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
Additionally, the Company recognizes base and incentive management fees and chain service fees related to the management of the operating hotels in unconsolidated joint ventures and licensing fees related to the use of the Company’s brands. These fees are recognized as revenue when earned in accordance with the applicable management agreement. The Company recognizes base management and chain service fees as a percentage of revenue and incentive management fees as a percentage of net operating income or Net Capital or Refinancing Proceeds, as defined in the management agreement. The chain service fees represent cost reimbursements from managed hotels, which are incurred, and reimbursable costs to the Manager.
Concentration of Credit Risk
The Company places its temporary cash investments in high credit financial institutions. However, a portion of temporary cash investments may exceed FDIC insured levels from time to time.
Advertising and Promotion Costs
Advertising and promotion costs are expensed as incurred and are included in hotel selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss. These costs amounted to approximately $11.5 million, $13.3 million and $13.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.
Repairs and Maintenance Costs
Repairs and maintenance costs are expensed as incurred and are included in hotel selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss.
Income Taxes
We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which has been subsequently codified in ASC 740-10, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax and financial reporting basis of assets and liabilities and for loss and credit carry forwards. Valuation allowances are provided when it is more likely than not that the recovery of deferred tax assets will not be realized.

The Company’s deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the Company’s provision for income taxes and increases to the valuation allowance result in additional provision for income taxes. The realization of the Company’s deferred tax assets, net of the valuation allowance, is primarily dependent on estimated future taxable income. A change in the Company’s estimate of future taxable income may require an addition to or reduction from the valuation allowance. In 2009, the Company recorded a valuation allowance of $27.8 million. No such valuation allowance was recorded in 2008.
All of the Company’s foreign subsidiaries are subject to local jurisdiction corporate income taxes. Income tax expense is reported at the applicable rate for the periods presented.
Income taxes for the years ended December 31, 2009, 2008 and 2007, were computed using the Company’s effective tax rate.
Derivative Instruments and Hedging Activities
As required by FASB Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”), which has been subsequently codified in ASC 815-10, Derivatives and Hedging (“ASC 815-10”) the Company records all derivatives on the balance sheet at fair value and provides qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.
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
For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. The net loss recognized in earnings during the reporting period representing the amount of the hedges’ ineffectiveness is insignificant.

As of December 31, 2009 and 2008, the Company has interest rate caps that are not designated as hedges. These derivatives are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks, but the Company has elected not to designate these instruments in hedging relationships based on the provisions in ASC 815-10. The changes in fair value of derivatives not designated in hedging relationships have been recognized in earnings. The changes in fair value of the derivatives recognized for the years ended 2009, 2008 and 2007 were insignificant. Summarized below are the interest rate derivatives that were designated as cash flow hedges and the fair value of all derivative assets and liabilities at December 31, 2009 and 2008 (in thousands):

				Estimated	Estimated
				Fair Market	Fair Market
				Value at	Value at
	Type of	Maturity	Strike	December 31,	December 31,
Notional Amount	Instrument	Date	Rate	2009	2008
$285,000	Interest swap	July 9, 2010	5.04%	$(6,925)	$(16,953)
$85,000	Interest swap	July 15, 2010	4.91%	(2,075)	(4,941)

Fair value of derivative instruments designated as effective hedges				(9,000)	(21,894)

Fair value of derivative instruments not designated as hedges				—	2

Total fair value of derivative instruments				$(9,000)	$(21,892)

Total fair value included in other assets				$—	$17

Total fair value included in other liabilities				$(9,000)	$(21,909)

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. It is estimated that approximately $11.3 million included in accumulated other comprehensive income related to derivatives will be reclassified to interest expense over the next 12 months.
Credit-risk-related Contingent Features
The Company has entered into agreements with each of its derivative counterparties in connection with the interest rate swaps and hedging instruments related to the Convertible Notes, discussed in note 7, providing that in the event the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
The Company has entered into warrant agreements with Yucaipa, as discussed in note 6, providing the Investors with consent rights over certain transactions for so long as they collectively own or have the right to purchase through exercise of the warrants 6,250,000 shares of the Company’s common stock.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. Accordingly, all derivatives have been classified as Level 2 fair value measurements.
In connection with the issuance of 75,000 of the Company’s Series A Preferred Securities to the Investors, as discussed and defined in note 11, the Company also issued warrants to purchase 12,500,000 shares of the Company’s common stock at an exercise price of $6.00 per share to the Investors. Until October 15, 2010, the Investors have certain rights to purchase their pro rata share of any equity or debt securities offered or sold by the Company. In addition, the $6.00 exercise price of the warrants is subject to certain reductions if, any time prior to the first anniversary of the warrant issuance, the Company issues shares of common stock below $6.00 per share. The fair value for each warrant granted was estimated at the date of grant using the Black-Scholes option pricing model, an allowable valuation method under ASC 718-10 with the following assumptions: the stock price at initial recognition, an observable input derived from the Company’s closing stock price on October 15, 2009 as listed on Nasdaq, discounted by an applicable percentage to account for the fact that the Investors may not transfer any preferred stock or warrants until October 15, 2012, although they may hedge the warrants effective April 2011; the strike price of $6.00, as stated in the warrant agreements; the term of 7.5 years, as stated in the warrant agreements; a risk free rate of 3.05%, an observable input derived from the seven year treasury rate; the dividend rate of 0%, an observable input derived from the Company’s historic cash dividend payments; and volatility of 50%, an unobservable input derived from the Company’s historical volatility. The fair value per warrant was $1.96.
Although the Company has determined that the majority of the inputs used to value the outstanding warrants fall within Level 1 of the fair value hierarchy, the Black-Scholes model utilizes Level 3 inputs, such as estimates of the Company’s volatility. The fair value of the Company’s outstanding warrants issued to the Investors as a result of applying Level 3 measurements as of December 31, 2009 was $1.47 per warrant or $18.4 million. See notes 6 and 11.
During the year ended December 31, 2009, the Company recognized non-cash impairment charges of $58.1 million related to adjustments to the value of a hotel held for non-sale disposition, a property under development and investments in unconsolidated joint ventures, to their estimated fair values at December 31, 2009. The Company’s estimated fair values relating to these impairment assessments were based primarily upon Level 3 measurements, including a discounted cash flow analysis to estimate the fair value of the assets taking into account the assets expected cash flow, holding period and estimated proceeds from the disposition of assets, as well as market and economic conditions. During the year ended December 31, 2008, the Company recognized nonrecurring non-cash impairment charges of $13.4 million, related to adjustments to the value of a hotel held for non-sale disposition. During the year ended December 31, 2008, the Company recognized nonrecurring non-cash impairment charges of $23.8 million, related to the Company’s investment in Hard Rock, through equity in loss from joint ventures. All impairment charges incurred in 2009 and 2008 related to investments in unconsolidated joint ventures are presented in equity in loss of joint venture on the face of the statement of operations.

The following table presents the impairment charges recorded as a result of applying Level 3 measurements included in earnings for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Investment in property across the street from Delano South Beach held for development	$11,913	$—	$—
Investment in hotel held for non-sale disposition, net	18,477	13,430	—

Total Level 3 measurement impairment losses included in earnings	$30,390	$13,430	$—

Fair Value of Financial Instruments
As mentioned below, the Company adopted FASB Staff Position No. FAS 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“SFAS No. 107-1 and APB No. 28-1”), during the second quarter of 2009, which have subsequently been codified in ASC 825-10 and ASC 270-10, Presentation, Interim Reporting (“ASC 825-10 and ASC 270-10”), respectively. This guidance requires quarterly fair value disclosures for financial instruments rather than annual disclosure. Disclosures about fair value of financial instruments are based on pertinent information available to management as of the valuation date. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold, or settled. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
The Company’s financial instruments include cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, and fixed and variable rate long-term debt. Management believes the carrying amount of the aforementioned financial instruments, excluding fixed-rate long-term debt, is a reasonable estimate of fair value as of December 31, 2009 and 2008 due to the short-term maturity of these items or variable interest rate.
The fair value of the Company’s $233.1 million of fixed rate debt as of December 31, 2009 and 2008 amounted to approximately $222.8 million and $242.0 million, respectively, using market interest rates. See note 7.
Stock-based Compensation
The Company accounts for stock based employee compensation using the fair value method of accounting described in SFAS No. 123R, Accounting for Stock-Based Compensation (as amended by SFAS No. 148 and SFAS No. 123(R), which has subsequently been codified in ASC 718-10, Compensation, Stock Based Compensation (“ASC 718-10”). For share grants, total compensation expense is based on the price of the Company’s stock at the grant date. For option grants, the total compensation expense is based on the estimated fair value using the Black-Scholes option-pricing model. Compensation expense is recorded ratably over the vesting period, if any. Stock compensation expense recognized for the years ended December 31, 2009, 2008 and 2007 was $11.8 million, $15.9 million and $19.5 million, respectively.
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

Noncontrolling Interest
The Company follows SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulleting (ARB) No. 51, which has been subsequently codified in ASC 810-10, when accounting and reporting for noncontrolling interests in a consolidated subsidiary and the deconsolidation of a subsidiary. Under ASC 810-10, the Company now reports noncontrolling interests in subsidiaries as a separate component of equity in the consolidated financial statements and reflects net income attributable to the noncontrolling interests and net income attributable to the common stockholders on the face of the consolidated statement of operations. Prior to the Company adopting new guidance on accounting for noncontrolling interest on January 1, 2009, distributions that exceeded noncontrolling interest partners’ capital in a consolidated entity were recorded as an expense in the consolidated statements of operations. The adoption of the new guidance requires that any future distributions that exceeded noncontrolling interest partners’ capital will result in a deficit noncontrolling interest balance.
The membership units in Morgans Group, the Company’s operating company, owned by the Former Parent is presented as noncontrolling interest in Morgans Group in the consolidated balance sheet and was approximately $13.3 million and $16.6 million as of December 31, 2009 and December 31, 2008, respectively. The noncontrolling interest in Morgans Group is: (i) increased or decreased by the limited members’ pro rata share of Morgans Group’s net income or net loss, respectively; (ii) decreased by distributions; (iii) decreased by exchanges of membership units for the Company’s common stock; and (iv) adjusted to equal the net equity of Morgans Group multiplied by the limited members’ ownership percentage immediately after each issuance of units of Morgans Group and/or shares of the Company’s common stock and after each purchase of treasury stock through an adjustment to additional paid-in capital. Net income or net loss allocated to the noncontrolling interest in Morgans Group is based on the weighted-average percentage ownership throughout the period.
Additionally, $1.1 million and $1.4 million was recorded as noncontrolling interest as of December 31, 2009 and 2008, respectively, which represents the Company’s third-party food and beverage joint venture partner’s interest in the restaurant ventures at certain of the Company’s hotels.
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

In March 2008, the FASB issued SFAS No. 161, which has subsequently been codified in ASC 815-10, and which requires enhanced disclosures related to derivative and hedging activities and thereby seeks to improve the transparency of financial reporting. Under this statement, entities are required to provide enhanced disclosure related to: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedge items are accounted for under AS815-10 (SFAS No. 133), its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company adopted ASC 815-10 as of January 1, 2009 and the applicable disclosures are detailed above in Derivative Instruments and Hedging Activities.
In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion Including Partial Cash Settlement (“FSP APB 14-1”), which has subsequently been codified in ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”), and which clarifies the accounting for convertible notes payable. ASC 470-20 requires the proceeds from the sale of convertible notes to be allocated between a liability component and an equity component. The resulting debt discount must be amortized over the period the debt is expected to remain outstanding as additional interest expense. ASC 470-20 requires retroactive application to all periods presented and is effective for fiscal years beginning after December 15, 2008 and became effective for the Company as of January 1, 2009. The Company has adopted ASC 470-20 as of January 1, 2009. See reclassification below at “Reclassification — Retrospective Adoption of New Accounting Guidance.”
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
On April 1, 2009, the FASB issued three FASB Staff Positions intended to provide additional application guidance and enhance disclosures regarding the fair value of measurements and impairments of securities. FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157. SFAS 107-1 and APB No. 28-1 enhance consistency in financial reporting by increasing the frequency of fair value disclosures. FASB Staff Position No. FAS 115-2 and No. FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. All three FASB Staff Positions have subsequently been codified in ASC 820-10, ASC 825-10, and ASC 320-10, Investments, Investments — Debt and Equity Securities, respectively. These codifications are effective for the Company as of January 1, 2010 and the adoption of these codifications did not have a material impact on the Company’s consolidated financial statements.
On June 12, 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which has subsequently been codified in ASC 810-10. ASC 810-10 amends prior guidance established in FIN 46R and changes the consolidation guidance applicable to a variable interest entity (a “VIE”). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is therefore required to consolidate an entity by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance, and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, FIN 46R required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. Qualified special purpose entities, which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective. ASC 810-10 also requires enhanced disclosures about an enterprise’s involvement with a VIE. ASC 810-10 will be effective for the Company as of January 1, 2010. The Company is currently evaluating the impact that these standards will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162, which has been codified in ASC 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 is a pronouncement establishing the FASB ASC as the single official source of authoritative, nongovernmental GAAP. The ASC did not change GAAP but reorganized the literature. This pronouncement is effective for interim and annual periods ending after September 15, 2009. This pronouncement impacts disclosures only and did not have any impact on the Company’s consolidated financial condition, results of operations or cash flow.
Reclassifications
Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.
Retrospective Adoption of New Accounting Guidance
The Company followed the guidance for a change in accounting principle under SFAS No. 154, Accounting Changes and Error Corrections (which has subsequently been codified in ASC 250-10, Accounting Changes and Error Corrections), to reflect the impact of the adoption of ASC 470-20, discussed above, which was effective January 1, 2009. As a result of these adoptions, the Company adjusted comparative consolidated financial statements of prior periods in this Annual Report on Form 10-K. The following consolidated balance sheet for the year ended December 31, 2008 and consolidated statement of operations and consolidated statement of cash flows for the years ended December 31, 2008 and 2007 were affected by the changes in accounting principles, before the breakout of hotel held for non-sale disposition (in thousands, except per share data):

	December 31, 2008
	As Originally		Effect of
Consolidated Balance Sheet	Reported	As Adjusted	Change
Deferred tax asset	$66,279	$61,005	$(5,274)
Other, net	14,490	13,963	(527)
Long term debt and capital lease obligations	730,365	717,179	(13,186)
Additional paid-in capital	232,022	241,056	9,034
Accumulated deficit	(80,088)	(81,689)	(1,601)
Noncontrolling interest	18,017	17,968	(49)

	Year Ended December 31, 2008			Year Ended December 31, 2007
Consolidated Statement of	As Originally	As	Effect of	As Originally	As	Effect of
Operations	Reported	Adjusted	Change	Reported	Adjusted	Change

Interest expense, net	$43,164	$45,440	$(2,276)	$41,338	$41,812	$(474)
Income tax benefit	(32,400)	(33,311)	911	(9,060)	(9,249)	189
Net loss	(53,204)	(54,569)	(1,365)	(11,690)	(11,975)	(285)
Net loss attributable to noncontrolling interest	(2,145)	(2,104)	(41)	(3,106)	(3,097)	(9)
Net loss attributable to common stockholders	(55,349)	(56,673)	(1,324)	(14,796)	(15,072)	(276)
Loss per share attributable to common stockholders:
Basic and diluted	(1.76)	(1.80)	(0.04)	(0.45)	(0.45)	—

	Year Ended December 31, 2008			Year Ended December 31, 2007
Consolidated Statement of	As Originally	As	Effect of	As Originally	As	Effect of
Cash Flows	Reported	Adjusted	Change	Reported	Adjusted	Change

Net loss	$(53,204)	$(54,569)	$(1,365)	$(11,690)	$(11,975)	$(285)
Amortization of discount on convertible debt	—	2,276	2,276	—	474	474
Deferred tax benefit	(33,226)	(34,137)	(911)	(12,772)	(12,961)	(189)
Additionally, on January 1, 2009, the Company adopted new guidance on accounting for noncontrolling interests in consolidated financial statements, as discussed above.

3. Income (Loss) Per Share
The Company applies the two-class method as required by the FASB Emerging Issues Task Force (“EITF”) Issue 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share”, which has been subsequently codified in ASC 260-10, Earnings per Share (“ASC 260-10”). ASC 260-10 requires the net income per share for each class of stock (common stock and preferred stock) to be calculated assuming 100% of the Company’s net income is distributed as dividends to each class of stock based on their contractual rights. To the extent the Company has undistributed earnings in any calendar quarter, the Company will follow the two-class method of computing earnings per share.
Basic earnings per share is calculated based on the weighted average number of common stock outstanding during the period. Diluted earnings per share include the effect of potential shares outstanding, including dilutive securities. Potential dilutive securities may include shares and options granted under the Company’s stock incentive plan and membership units in Morgans Group, which may be exchanged for shares of the Company’s common stock under certain circumstances. The 954,065 outstanding Morgans Group membership units (which may be converted to common stock) at December 31, 2009 have been excluded from the diluted net income (loss) per common share calculation, as there would be no effect on reported diluted net income (loss) per common share. All unvested restricted stock units, LTIP Units (as defined in note 10), stock options, shares issuable upon conversation of outstanding Convertible Notes (as defined in note 7), and warrants issued to the holders of our preferred stock have been excluded from loss per share for the years ended December 31, 2009 and 2008 as they are anti-dilutive.
The table below details the components of the basic and diluted loss per share calculations (in thousands, except for per share data):

	Year Ended	Year Ended	Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Numerator:
Net loss attributable to common shareholders	$(99,724)	$(56,673)	$(15,073)
Less: preferred stock dividends and accretion	1,746	—	—

Numerator for basic and diluted loss available to common stockholders	$(101,470)	$(56,673)	$(15,073)

Denominator:
Weighted average basic common shares outstanding	30,017	31,413	33,239
Effect of dilutive securities	—	—	—

Weighted average diluted common shares outstanding	30,017	31,413	33,239

Basic and diluted loss available to common stockholders per common share	$(3.38)	$(1.80)	$(0.45)

4. Property and Equipment
Property and equipment consist of the following (in thousands):

	As of	As of
	December 31,	December 31,
	2009	2008
Land	$89,911	$93,912
Building	482,312	493,964
Furniture, fixtures and equipment	114,609	107,147
Construction in progress	2,763	9,761
Property subject to capital lease	6,111	6,938

Subtotal	695,706	711,722
Less accumulated depreciation	(184,851)	(156,077)

Property and equipment, net	510,855	555,645

Less hotel held for non-sale disposition	(22,667)	(39,497)

Property and equipment, net	$488,189	$516,148

Depreciation on property and equipment was $30.0 million, $27.0 million and $21.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. Included in this expense was $0.2 million for the year ended December 31, 2009 and $0.3 million for each of the years ended December 31, 2008 and 2007 related to depreciation on property subject to capital leases.
5. Investments in and Advances to Unconsolidated Joint Ventures
The Company’s investments in and advances to unconsolidated joint ventures and its equity in earnings (losses) of unconsolidated joint ventures are summarized as follows (in thousands):
Investments

	As of	As of
	December 31,	December 31,
Entity	2009	2008
Mondrian South Beach	$10,745	$24,785
Echelon Las Vegas	—	17,198
Mondrian SoHo	8,335	7,564
Boston Ames	11,185	7,049
Other	2,180	158

Total investments in and advances to unconsolidated joint ventures	$32,445	$56,754

	As of	As of
	December 31,	December 31,
Entity	2009	2008
Morgans Hotel Group Europe Ltd.	$(1,604)	$(2,689)
Restaurant Venture — SC London	(1,136)	(811)
Hard Rock Hotel & Casino	—	(11,063)

Total losses from and distributions in excess of investment in unconsolidated joint ventures	$(2,740)	$(14,563)

Equity in income (loss) from unconsolidated joint ventures

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Morgans Hotel Group Europe Ltd.	$1,966	$(4,416)	$1,702
Restaurant Venture — SC London	(326)	330	(258)
Mondrian South Beach	(14,240)	(3,626)	(2,734)
Hard Rock Hotel & Casino	(3,000)	(47,975)	(22,106)
Ames	(45)	—	—
Echelon Las Vegas	(17,440)	(903)	(1,193)
Other	10	9	9

Total	$(33,075)	$(56,581)	$(24,580)

Morgans Hotel Group Europe Limited
As of December 31, 2009, the Company owned interests in two hotels in London, England, St Martins Lane, a 204-room hotel, and Sanderson, a 150-room hotel, through a 50/50 joint venture known as Morgans Hotel Group Europe Limited (“Morgans Europe”) with Walton MG London Investors V, L.L.C (“Walton”).
Under the joint venture agreement with Walton, the Company owns indirectly a 50% equity interest in Morgans Europe and has an equal representation on the Morgans Europe board of directors. In the event the parties cannot agree on certain specified decisions, such as approving hotel budgets or acquiring a new hotel property, or beginning any time after February 9, 2010, either party has the right to buy all the shares of the other party in the joint venture or, if its offer is rejected, require the other party to buy all of its shares at the same offered price per share in cash.
Under a management agreement with Morgans Europe, the Company earns management fees and a reimbursement for allocable chain service and technical service expenses. The Company is also entitled to an incentive management fee and a capital incentive fee. The Company did not earn any incentive fees during the years ended December 31, 2009, 2008 or 2007.
In December 2008, the Company received a distribution of approximately $11.5 million in cash dividends from the recapitalization of the Morgans Europe joint venture. The recapitalization required the consent of the lender and allows for future dividends from profits subject to lender consent.
Morgans Europe, has outstanding mortgage debt of £100.4 million, or approximately $159.7 million at the exchange rate of 1.59 US dollars to GBP at December 31, 2009, which matures on November 24, 2010. The joint venture is currently considering various options with respect to the refinancing of this mortgage obligation.
Net income or loss and cash distributions or contributions are allocated to the partners in accordance with ownership interests. The Company accounts for this investment under the equity method of accounting.
Summarized consolidated balance sheet information of Morgans Europe is as follows (in thousands). The currency translation is based on an exchange rate of 1 British pound to 1.59 and 1.45 U.S. dollars as of December 31, 2009 and 2008, respectively, as provided by www.oanda.com:

	As of	As of
	December 31,	December 31,
	2009	2008
Property and equipment, net	$141,571	$133,751
Other assets	9,467	6,209

Total assets	$151,038	$139,960

Other liabilities	9,119	11,562
Debt	159,672	148,589
Total deficit	(17,753)	(20,191)

Total liabilities and deficit	$151,038	$139,960

Company’s share of deficit	(8,877)	(10,096)
Capitalized costs and designer fee	7,273	7,407

Total losses from and distributions in excess of investment in unconsolidated joint ventures	$(1,604)	$(2,689)

Included in capitalized costs and designer fee is approximately $4.1 million, $4.2 million and $4.3 million of capitalized interest as of December 31, 2009, 2008 and 2007, respectively. The capitalized costs are being amortized on a straight-line basis over 39.5 years into equity in earnings in the accompanying consolidated statements of operations and comprehensive loss.

Summarized consolidated income statement information of Morgans Europe is as follows (in thousands). The currency translation is based on an exchange rate of 1 British pound to 1.57, 1.86 and 2.00 which is an average monthly exchange rate provided by www.oanda.com for the years ended December 31, 2009, 2008 and 2007, respectively.

	Year Ended December 31,
	2009	2008	2007
Hotel operating revenues	$44,948	$57,500	$65,402
Hotel operating expenses	27,872	36,003	38,362
Depreciation and amortization	6,127	7,092	7,342

Operating income	10,949	14,405	19,698
Interest expense	6,739	22,957	16,011

Net income (loss) for period	4,213	(8,552)	3,687
Other comprehensive loss	(1,763)	(1,002)	11

Comprehensive income (loss)	$2,450	$(9,554)	$3,698

Company’s share of net income (loss)	$2,106	$(4,276)	$1,843
Company’s share of other comprehensive (loss) gain	(882)	(500)	6

Company’s share of comprehensive gain (loss)	$1,224	$(4,776)	$1,849
Other amortization	(140)	(140)	(141)

Amount recorded in equity in income (loss)	$1,966	$(4,416)	$1,702

Restaurant Venture — SC London
The Company has a 50% interest in the restaurants located in St Martins Lane and Sanderson hotels located in London.
Summarized consolidated balance sheet information of SC London is as follows (in thousands). The currency translation is based on an exchange rate of 1 British pound to 1.59 and 1.45 U.S. dollars at December 31, 2009 and 2008, respectively, as provided by www.oanda.com:

	As of	As of
	December 31,	December 31,
	2009	2008
Property and equipment, net	$969	$1,214
Other assets	5,576	5,275

Total assets	$6,545	$6,489

Other liabilities	3,067	2,686
Total equity	3,478	3,803

Total liabilities and equity	$6,545	$6,489

Total losses from and distributions in excess of investment in unconsolidated joint ventures	$(1,136)	$(811)

Summarized consolidated income statement information of SC London is as follows (in thousands). The currency translation is based on an exchange rate of 1 British pound to 1.57, 1.86 and 2.00 which is an average monthly exchange rate provided by www.oanda.com for the twelve months ended December 31, 2009, 2008 and 2007, respectively.

	Year Ended December 31,
	2009	2008	2007
Operating revenues	$19,600	$27,735	$30,750
Operating expenses	19,881	26,570	31,053
Depreciation	371	505	435

Net (loss) income	(652)	660	(516)

Amount recorded in equity in (loss) income	$(326)	$330	$(258)

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
On November 25, 2008, together with its joint venture partner, the Company amended and restated the mortgage loan and mezzanine loan agreements related to the Mondrian South Beach to provide for, among other things, four one-year extension options of the third-party financing, totaling $95.3 million as of December 31, 2009. The loans matured on August 1, 2009 and were not repaid or extended. The Company is currently operating Mondrian South Beach. The joint venture is in discussions with the lenders to extend the maturity.

In accordance with ASC 360-10, long-lived assets are reviewed periodically for possible impairment when events or changes of circumstances indicate that an asset’s carrying value may not be recoverable. The joint venture believes that there has been a decrease in the fair market value of the land and building in South Beach, primarily due to the economic recession and the influx of hotel supply into the Miami Beach area during a weakened period of business and leisure travel. Based on the its impairment analysis of Mondrian South Beach, the joint venture concluded that the asset was impaired as of December 31, 2009 and recorded a $15.5 million impairment charge. The Company’s share of the impairment charge, which is recognized in its share of losses from this investment, was approximately $7.8 million.
A standard non-recourse carve-out guaranty by Morgans Group is in place for the Mondrian South Beach loans. In addition, although construction is complete and Mondrian South Beach opened on December 1, 2008, the Company and affiliates of its partner may have continuing obligations under a construction completion guaranty. The Company and affiliates of its partner also have an agreement to purchase approximately $14 million each of condominium units under certain conditions, including an event of default. As noted above, the joint venture is in discussions with the lenders to extend the maturity of the loans.
The joint venture is in the process of selling units as condominiums, subject to market conditions, and unit buyers will have the opportunity to place their units into the hotel’s rental program. In addition to hotel management fees, the Company could also realize fees from the sale of condominium units.
Summarized balance sheet information of Mondrian South Beach is as follows (in thousands):

	As of	As of
	December 31,	December 31,
	2009	2008
Real estate, net	$135,091	$167,414
Other assets	8,970	19,637

Total assets	$144,061	$187,051

Other liabilities	26,630	29,549
Debt	117,833	129,562
Total equity	(402)	27,940

Total liabilities and equity	$144,061	$187,051

Company’s share of equity	(201)	13,970
Noncontrolling interest	(70)	—
Advance to joint venture in the form of mezzanine financing	11,250	11,250
Capitalized costs/reimbursements	(234)	(435)

Company’s investment balance	$10,745	$24,785

Summarized income statement information of Mondrian South Beach is as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Operating revenues	$46,233	$69,105	$350
Operating expenses	47,169	75,469	5,291
Depreciation	778	53	189

Operating loss	(1,714)	(6,417)	(5,130)
Interest expense	10,974	835	338
Impairment loss	15,500	—	—
Noncontrolling interest	292	—	—

Net loss	(28,480)	(7,252)	(5,468)

Amount recorded in equity in loss	$(14,240)	$(3,626)	$(2,734)

Hard Rock Hotel & Casino
Formation and Financing
On February 2, 2007, the Company and Morgans Group (together, the “Morgans Parties”), an affiliate of DLJ Merchant Banking Partners (“DLJMB”), and certain other DLJMB affiliates (such affiliates, together with DLJMB, collectively the “DLJMB Parties”) completed the acquisition of the Hard Rock Hotel & Casino in Las Vegas (“Hard Rock”). The acquisition was completed through a joint venture entity, Hard Rock Hotel Holdings, LLC, funded one-third, or approximately $57.5 million, by the Morgans Parties, and two-thirds, or approximately $115.0 million, by the DLJMB Parties. In connection with the joint venture’s acquisition of the Hard Rock, certain subsidiaries of the joint venture entered into a debt financing in the form of a real estate loan in the commercial mortgage-backed securities market (the “CMBS Facility”), which provided for a $760.0 million acquisition loan that was used to fund the acquisition and a construction loan of up to $620.0 million for the expansion project at the Hard Rock.
As a result of its impairment analysis in 2008, Hard Rock concluded that impairment charges of approximately $181.3 million related to goodwill and $10.0 million related to certain indefinite-lived intangible assets would be recognized in the fourth quarter of 2008. The impairment charge represented all of the goodwill recognized at the time of the Hard Rock acquisition and a portion of the value of the Hard Rock license. The impairment charge resulted from factors impacted by current market conditions including: i) lower market valuation multiples for gaming assets; ii) higher discount rates resulting from turmoil in the credit and equity markets; and iii) current cash flow forecasts for Hard Rock. No such impairment was recognized in 2009 by Hard Rock.
Amendment of the CMBS Facility
On December 24, 2009 our Hard Rock joint venture amended the loan secured by the hotel and casino so that it is extendable to February 2014. In addition, the non-recourse loan, secured by approximately 11-acres of unused land owned by a Hard Rock subsidiary was also amended so that is extendable until February 2014. One of the lender groups funded half of the reserves necessary for the extension in exchange for an equity participation in the land.
Capital Structure
As a result of additional disproportionate cash contributions made by the DLJMB Parties since the formation of the Hard Rock joint venture, the Company held approximately a 12.8% ownership interest in the joint venture as of December 31, 2009, based on cash contributions and applying a weighting of 1.75x to the DLJMB Parties contributions in excess of $250.0 million, which was the last agreed weighting for capital contributions beyond the amount initially committed by the DLJMB Parties. Some of these additional contributions made by the DLJMB Parties may ultimately receive a greater weighting based on an appraisal process included in the joint venture agreement or as otherwise agreed by the parties, which would further dilute our ownership interest. Although the Company has the right to participate in any future capital contributions that may be called by the joint venture’s board of directors, the Company has no obligation to fund such contributions. To the extent the Company decides not to participate in any such contribution, its interest in the joint venture will be diluted.
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

Summarized balance sheet information of Hard Rock is as follows (in thousands):

	As of	As of
	December 31,	December 31,
	2009	2008
Property and equipment, net	$1,151,839	$784,127
Asset held for sale	—	95,160
Other assets	149,243	283,667

Total assets	$1,301,082	$1,162,954

Other liabilities	154,308	140,655
Debt	1,210,874	1,083,813
Total equity	(64,100)	(61,514)

Total liabilities and equity	$1,301,082	$1,162,954

Company’s share of equity	—	(11,063)

Total losses from and distributions in excess of investment in unconsolidated joint ventures	$—	$(11,063)

Summarized income statement information of Hard Rock is as follows (in thousands):

			Period from
	Year Ended	Year Ended	February 2, 2007 to
	December 31,	December 31,	December 31,
	2009	2008	2007
Operating revenues	$161,554	$164,345	$173,655
Operating expenses	161,623	155,149	140,699
Depreciation and amortization	23,062	23,454	17,413

Operating (loss) income	(23,131)	(14,258)	15,543
Interest expense	79,241	77,280	84,136
Impairment loss	108,720	191,349	84,136
Income tax benefit	—	(585)	(2,277)

Net loss	(211,092)	(282,302)	(66,316)
Comprehensive gain (loss)	14,883	(17,168)	(835)

Amount recorded in equity in loss	$(3,000)	$(47,975)	$(22,106)

Echelon Las Vegas
In January 2006, the Company entered into a 50/50 joint venture with a subsidiary of Boyd Gaming Corporation (“Boyd”), through which the joint venture planned to develop Delano Las Vegas and Mondrian Las Vegas as part of Boyd’s Echelon project.
On August 1, 2008, Boyd announced that it was delaying the entire Echelon project due to capital markets and economic conditions. On September 23, 2008, the Company and Boyd amended their joint venture agreement to, among other things, extend the deadline by which the joint venture must obtain construction financing for the development of Delano Las Vegas and Mondrian Las Vegas to December 31, 2009. The amended joint venture agreement also provided for the immediate return of the $30.0 million deposit the Company had provided for the project, plus interest, the elimination of the Company’s future funding obligations of approximately $41.0 million and the elimination of any obligation by the Company to provide a construction loan guaranty. Each partner had the right to terminate the joint venture for any reason prior to December 31, 2009. As of December 31, 2009, the Echelon joint venture was dissolved.
In 2009, the Company, through its equity in loss of unconsolidated joint venture, recognized its $17.2 million share of a non-cash impairment charge recorded by the Echelon Las Vegas joint venture. The costs related primarily to the plans and drawings for the development project.
Mondrian SoHo
In June 2007, the Company contributed approximately $5.0 million for a 20% equity interest in a joint venture with Cape Advisors Inc. to acquire and develop a Mondrian hotel in the SoHo neighborhood of New York City. The Mondrian SoHo is currently expected to have approximately 270 rooms, a restaurant, bar, ballroom, meeting rooms, exercise facility and a penthouse suite with outdoor space that can be used as a guest room or for private events. The hotel is expected to open in late 2010 and the Company is expected to operate the hotel under a 10-year management contract with two 10-year extension options.
Ames
On June 17, 2008, the Company, Normandy Real Estate Partners, and Ames Hotel Partners entered into a joint venture agreement as part of the development of the Ames hotel in Boston. Ames opened on November 19, 2009 and has 114 guest rooms, a restaurant, bar and exercise facility. The Company manages Ames under a long-term management contract.
The Company has contributed approximately $11.0 million in equity through December 31, 2009 for an approximately 35% interest in the joint venture. The project qualified for federal and state historic rehabilitation tax credits of approximately $14.8 million. The proceeds from investors for the sale of these tax credits were approximately $15.4 million. The joint venture has obtained a development loan for $46.5 million, which amount was outstanding as of December 31, 2009.

Shore Club
The Company operates Shore Club under a management contract and owned a minority ownership interest of approximately 7% at December 31, 2009. On September 15, 2009, the joint venture that owns Shore Club received a notice of default on behalf of the special servicer for the lender on the joint venture’s mortgage loan for failure to make its September monthly payment and for failure to maintain its debt service coverage ratio, as required by the loan documents. On October 7, 2009, the joint venture received a second letter on behalf of the special servicer for the lender accelerating the payment of all outstanding principal, accrued interest, and all other amounts due on the mortgage loan. The lender also demanded that the joint venture transfer all rents and revenues directly to the lender to satisfy the joint venture’s debt. The Company understands that the joint venture and the lender are currently in discussions to address the default. In March 2010, the lender for the Shore Club mortgage initiated foreclosure proceedings against the property. The Company is continuing to operate the hotel pursuant to the management agreement during foreclosure proceedings, but is uncertain whether the Company will continue to manage the property once foreclosure proceedings are complete.
6. Other Liabilities
Other liabilities consist of the following (in thousands):

	As of	As of
	December 31,	December 31,
	2009	2008
Interest swap liability (note 2)	9,000	$21,909
Designer fee payable	13,866	13,175
Warrant liability (note 11)	18,428	—
Other	—	571

	$41,294	$35,655

Interest Swap Liability
As discussed further in note 2, the fair value of the interest rate swap derivative liability was approximately $9.0 million and $21.9 million at December 31, 2009 and 2008, respectively.
Designer Fee Payable
The Former Parent had an exclusive service agreement with a hotel designer, pursuant to which the designer has initiated various claims related to the agreement. Although the Company is not a party to the agreement, it may have certain contractual obligations or liabilities to the Former Parent in connection with the agreement. According to the agreement, the designer was owed a base fee for each designed hotel, plus 1% of Gross Revenues, as defined in the agreement, for a 10-year period from the opening of each hotel. In addition, the agreement also called for the designer to design a minimum number of projects for which the designer would be paid a minimum fee. A liability amount has been estimated and recorded in these consolidated financial statements before considering any defenses and/or counter-claims that may be available to the Company or the Former Parent in connection with any claim brought by the designer. The estimated costs of the design services were capitalized as a component of the applicable hotel and amortized over the five-year estimated life of the related design elements. Interest is accreted each year on the liability and charged to interest expense using a rate of 9%. See further discussion in note 8.
Warrant Liability
As discussed further in notes 2 and 11, on October 15, 2009, in connection with the issuance of 75,000 of the Company’s Series A Preferred Securities to the Investors, as discussed and defined in note 11, the Company also issued warrants to purchase 12,500,000 shares of the Company’s common stock at an exercise price of $6.00 per share to the Investors.

7. Long-Term Debt and Capital Lease Obligations
Long-term debt consists of the following (in thousands):

	As of	As of	Interest rate at
	December 31,	December 31,	December 31,
Description	2009	2008	2009
Notes secured by Hudson and Mondrian (a)	$364,000	$370,000	LIBOR + 1.25%
Clift debt (b)	83,206	81,578	9.60%
Promissory notes (c)	10,500	10,000	10.00%
Liability to subsidiary trust (d)	50,100	50,100	8.68%
Revolving credit (e)	23,508	—	(f)
Convertible Notes, face value of $172.5 million (f)	161,591	172,500	2.38%
Capital lease obligations (g)	6,108	6,187	(h)

Total long term debt	$699,013	$730,365

Note secured by hotel held for non-sale disposition (h)	40,000	40,000	LIBOR + 2.30%

(a)	Mortgage Agreement — Notes secured by Hudson and Mondrian Los Angeles
On October 6, 2006, subsidiaries of the Company entered into non-recourse mortgage financings with Wachovia Bank, National Association, as lender, consisting of two separate mortgage loans and a mezzanine loan (collectively, the “Mortgages”). As of December 31, 2009, the Mortgages were comprised of a $217.0 million first mortgage note secured by Hudson, a $26.5 million mezzanine loan secured by a pledge of the equity interests in the Company’s subsidiary owning Hudson, and a $120.5 million first mortgage note secured by Mondrian Los Angeles.
The Mortgages bear interest at a blended rate of 30-day LIBOR plus 125 basis points. The Company maintains swaps that effectively fix the LIBOR rate on the debt under the Mortgages at approximately 5.0% through the initial maturity date.
The Mortgages mature on July 12, 2010, with the exception of the Hudson mezzanine loan described below. The Company has the option of extending the maturity date of the Mortgages to October 15, 2011 provided that certain extension requirements are achieved, including maintaining a debt service coverage ratio, as defined, at the subsidiary owning the relevant hotel for the two fiscal quarters preceding the maturity date of 1.55 to 1.00 or greater. A portion of the Mortgages may need to be repaid in order to meet this covenant, or the Company may consider refinancing these Mortgages. Management is currently discussing its options with the special servicer of these Mortgages. There can be no assurance that the Company will succeed in extending or refinancing the Mortgages on acceptable terms or at all.
On October 14, 2009, the Company entered into an agreement with one of its lenders which holds, among other loans, the mezzanine loan on Hudson. Under the agreement, the Company paid an aggregate of $11.2 million to (i) reduce the principal balance of the mezzanine loan from $32.5 million to $26.5 million, (ii) acquire interests in $4.5 million of certain debt securities secured by certain of the Company’s other debt obligations, (iii) pay fees, and (iv) obtain a forbearance from the mezzanine lender until October 12, 2013 from exercising any remedies resulting from a maturity default, subject only to maintaining certain interest rate caps and making an additional aggregate payment of $1.3 million to purchase additional interests in certain of the Company’s other debt obligations prior to October 11, 2011. The Company believes these transactions will have the practical effect of extending the Hudson mezzanine loan by three years and three months beyond its scheduled maturity of July 12, 2010. The mezzanine lender also has agreed to cooperate with the Company in its efforts to seek an extension of the $217 million Hudson mortgage loan and to consent to certain refinancings and other modifications of the Hudson mortgage loan.
The prepayment clause in the Mortgages permits the Company to prepay the Mortgages in whole or in part on any business day.

The Mortgages require the Company’s subsidiary borrowers (entities owning Hudson and Mondrian Los Angeles) to fund reserve accounts to cover monthly debt service payments. Those subsidiary borrowers are also required to fund reserves for property, sales and occupancy taxes, insurance premiums, capital expenditures and the operation and maintenance of those hotels. Reserves are deposited into restricted cash accounts and are released as certain conditions are met. As of December 31, 2009, the Mortgages have fallen below the required debt service coverage and as such, all excess cash, once all other reserve accounts are completed, is funded into a curtailment reserve fund. As of December 31, 2009, the balance in the curtailment reserve fund was $9.4 million. If the debt service coverage for hotels securing the Mortgages improves above the requirement for two consecutive quarters, the cash in the curtailment reserve account will be released to the Company. The subsidiary borrowers are not permitted to have any liabilities other than certain ordinary trade payables, purchase money indebtedness, capital lease obligations and certain other liabilities.
The Mortgages prohibit the incurrence of additional debt on Hudson and Mondrian Los Angeles. Furthermore, the subsidiary borrowers are not permitted to incur additional mortgage debt or partnership interest debt. In addition, the Mortgages do not permit (1) transfers of more than 49% of the interests in the subsidiary borrowers, Morgans Group or the Company or (2) a change in control of the subsidiary borrowers or in respect of Morgans Group or the Company itself without, in each case, complying with various conditions or obtaining the prior written consent of the lender.
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

Due to the amount of rent stated in the lease, which will increase periodically, and the economic environment in which the hotel operates, the Company is not operating Clift at a profit and does not know when it will be able to operate Clift profitably. Morgans Group has funded cash shortfalls sustained at Clift in order to make rent payments from time to time, but, on March 1, 2010, the Company’s subsidiary that leases Clift did not make the scheduled monthly rent payment. The Company is in discussions with the landlord to restructure the lease arrangements, but there can be no assurance that it will be successful in restructuring the lease or in continuing to operate Clift. Under the lease, the landlord’s recourse is limited to the lessee, which has no substantial assets other than its leasehold interest in Clift.

(c)	Promissory Notes
The purchase of the property across from the Delano South Beach was partially financed with the issuance of a $10.0 million interest only non-recourse promissory note to the seller with a scheduled maturity of January 24, 2009 and an interest rate of 10.0%. In November 2008, the Company extended the maturity of the note until January 24, 2010 and agreed to pay 11.0% interest for the extension year which the Company was required to prepay in full at the time of the extension. Effective January 24, 2010, the Company further extended the maturity of the note until January 24, 2011. The note continues to bear interest at 11.0%, but the Company is permitted to defer half of each monthly interest payment until the maturity date. The obligations under the note are secured by the property. Additionally, in January 2009, an affiliate of the seller financed an additional $0.5 million to pay for costs associated with obtaining necessary permits. This $0.5 million promissory note had a scheduled maturity date on January 24, 2010, which the Company extended to January 24, 2011, and continues to bear interest at 11%. The obligations under this note are secured with a pledge of the equity interests in the Company’s subsidiary that owns the property.

(d)	Liability to Subsidiary Trust Issuing Preferred Securities
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
Prior to the amendment described below, the Trust Notes agreement required that the Company not fall below a fixed charge coverage ratio, defined generally as Consolidated EBITDA excluding Clift’s EBITDA over consolidated interest expense, excluding Clift’s interest expense, of 1.4 to 1.0 for four consecutive quarters. On November 2, 2009, the Company amended the Trust Notes agreement to permanently eliminate this financial covenant. The Company paid a one-time fee of $2.0 million in exchange for the permanent removal of the covenant.
The Company has identified that the Trust is a variable interest entity under ASC 810-10 (former guidance FIN 46R). Based on management’s analysis, the Company is not the primary beneficiary since it does not absorb a majority of the expected losses, nor is it entitled to a majority of the expected residual returns. Accordingly, the Trust is not consolidated into the Company’s financial statements. The Company accounts for the investment in the common stock of the Trust under the equity method of accounting.

(e)	Revolving Credit Facility
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

•
revised the fixed charge coverage ratio (defined generally as the ratio of consolidated EBITDA excluding Mondrian Scottsdale’s EBITDA for the periods ending June 30, 2009 and September 30, 2009 and Clift’s EBITDA for all periods to consolidated interest expense excluding Mondrian Scottsdale’s interest expense for the periods ending June 30, 2009 and September 30, 2009 and Clift’s interest expense for all periods) that the Company is required to maintain for each four-quarter period to no less than 0.90 to 1.00 from the previous fixed charge coverage ratio of no less than 1.75 to 1.00. As of December 31, 2009, the Company’s fixed charge coverage ratio under the Amended Revolving Credit Facility was 1.01x;

•	limits defaults relating to bankruptcy and judgments to certain events involving the Company, Morgans Group and subsidiaries that are parties to the Amended Revolving Credit Facility;

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

•	prohibits repurchases of the Company’s common equity interests by the Company or Morgans Group;

•	imposes certain limits on any secured swap agreements entered into after the effective date of the Amended Revolving Credit Facility; and

•
provided for a waiver of any default or event of default, to the extent that a default or event of default existed for failure to comply with any financial covenant as of June 30, 2009 and/or for the four fiscal quarters ended June 30, 2009 under the Revolving Credit Facility before it was amended.

In addition to the provisions above, the Amended Revolving Credit Facility reduced the maximum aggregate amount of the commitments from $220.0 million to $125.0 million, divided into two tranches: (i) a revolving credit facility in an amount equal to $90.0 million (the “New York Tranche”), which is secured by a mortgage on Morgans and Royalton (the “New York Properties”) and a mortgage on Delano South Beach (the “Florida Property”); and (ii) a revolving credit facility in an amount equal to $35.0 million (the “Florida Tranche”), which is secured by the mortgage on the Florida Property (but not the New York Properties). The Amended Revolving Credit Facility also provides for a letter of credit facility in the amount of $25.0 million, which is secured by the mortgages on the New York Properties and the Florida Property. At any given time, the amount available for borrowings under the Amended Revolving Credit Facility is contingent upon the borrowing base valuation, which is calculated as the lesser of (i) 60% of appraised value and (ii) the implied debt service coverage value of certain collateral properties securing the Amended Revolving Credit Facility; provided that the portion of the borrowing base attributable to the New York Properties will never be less than 35% of the appraised value of the New York Properties. Total availability under the Amended Revolving Credit Facility as of December 31, 2009 was $123.2 million, of which the outstanding principal balance was $23.5 million, and approximately $1.8 million of letters of credit were posted, all allocated to the Florida Tranche.
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
The Amended Revolving Credit Facility provides for customary events of default, including: failure to pay principal or interest when due; failure to comply with covenants; any representation proving to be incorrect; defaults relating to acceleration of, or defaults on, certain other indebtedness of at least $10.0 million in the aggregate; certain insolvency and bankruptcy events affecting the Company, Morgans Group or certain subsidiaries of the Company that are party to the Amended Revolving Credit Facility; judgments in excess of $5.0 million in the aggregate affecting the Company, Morgans Group and certain subsidiaries of the Company that are party to the Amended Revolving Credit Facility; the acquisition by any person of 40% or more of any outstanding class of capital stock having ordinary voting power in the election of directors of the Company; and the incurrence of certain ERISA liabilities in excess of $5.0 million in the aggregate.

(f)	October 2007 Convertible Notes Offering
On October 17, 2007, the Company issued $172.5 million aggregate principal amount of 2.375% Senior Subordinated Convertible Notes (the “Convertible Notes”) in a private offering. Net proceeds from the offering were approximately $166.8 million.
The Convertible Notes are senior subordinated unsecured obligations of the Company and are guaranteed on a senior subordinated basis by the Company’s operating company, Morgans Group. The Convertible Notes are convertible into shares of the Company’s common stock under certain circumstances and upon the occurrence of specified events.
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
On January 1, 2009, the Company adopted ASC 470-20 (former literature: FSP APB 14-1), which clarifies the accounting for convertible notes payable. ASC 470-20 requires the proceeds from the issuance of convertible notes to be allocated between a debt component and an equity component. The debt component is measured based on the fair value of similar debt without an equity conversion feature, and the equity component is determined as the residual of the fair value of the debt deducted from the original proceeds received. The resulting discount on the debt component is amortized over the period the debt is expected to be outstanding as additional interest expense. ASC 470-20 required retroactive application to all periods presented. The equity component, recorded as additional paid-in capital, was $9.0 million, which represents the difference between the proceeds from issuance of the Convertible Notes and the fair value of the liability, net of deferred taxes of $6.4 million as of the date of issuance of the Convertible Notes.
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

(g)	Capital Lease Obligations
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
The second lease requires the Company to make annual payments of $250,000 (subject to increases due to increases in the Consumer Price Index) through December 2098. Effective January 2004, payments under this lease increased to $285,337. The Company has allocated both of the leases’ payments between the land and building based on their estimated fair values. The portion of the payments allocated to building has been capitalized at the present value of the future minimum lease payments. The portion of the payments allocable to land is treated as operating lease payments. The imputed interest rate on both of these leases is 8%. The capital lease obligations related to the units amounted to approximately $6.1 million as of December 31, 2009 and 2008. Substantially all of the principal payments on the capital lease obligations are due at the end of the lease agreements.
The Company has also entered into capital lease obligations related to equipment at certain of the hotels.

(h)	Mortgage Debt of Hotel Held for Non-Sale Disposition
In May 2006, the Company obtained a $40.0 million non-recourse mortgage and mezzanine financing on Mondrian Scottsdale, which accrued interest at LIBOR plus 2.3%, and for which Morgans Group has provided a standard non-recourse carve-out guaranty. In June 2009, the non-recourse mortgage and mezzanine loans matured and the Company discontinued subsidizing the debt service. The lender has initiated foreclosure proceedings against the property and terminated the management agreement with an effective termination date of March 16, 2010.
Principal Maturities
The following is a schedule, by year, of principal payments on notes payable (including capital lease obligations) as of December 31, 2009, excluding the outstanding $40.0 million non-recourse mortgage and mezzanine loans on Mondrian Scottsdale, which is in foreclosure proceedings and which the Company does not intend to pay as of December 31, 2009 (in thousands):

		Amount
		Representing	Principal Payments
	Capital Lease	Interest on	on Capital Lease
	Obligations and	Capital Lease	Obligations and
	Debt Payable	Obligations	Debt Payable
2010	$10,988	$488	$10,500
2011	387,996	488	387,508
2012	488	488	—
2013	489	488	1
2014	172,988	488	172,500
Thereafter	174,800	35,388	139,412

	$747,749	$37,828	$709,921

The average interest rate on all of the Company’s debt for the years ended December 31, 2009, 2008 and 2007 was 6.0%, 5.6%, and 5.8%, respectively.

8. Commitments and Contingencies
As Lessee
Future minimum lease payments for noncancelable leases in effect as of December 31, 2009 are as follows (in thousands):

	Land
	(See note 7)	Other
2010	$266	$814
2011	266	838
2012	266	863
2013	266	895
2014	266	953
Thereafter	21,833	3,925

Total	$23,163	$8,288

Future minimum lease payments do not include amounts for renewal periods or amounts that may need to be paid to landlords for real estate taxes, electricity and operating costs.
Management Fee on Restaurants
The Company owns a 50% interest in a series of restaurant joint ventures with Chodorow Ventures LLC and affiliates (“Chodorow”) for the purpose of establishing, owning, operating and/or managing restaurants, bars and other food and beverage operations at certain of the Company’s hotels. This agreement is implemented through operating agreements and leases at each hotel which expire on various dates through 2010 and generally have one or two five-year renewal periods at the restaurant venture’s option. Chodorow or an affiliated entity manages the operations of the restaurant venture and earns a management fee typically equal to 3% of the gross revenues generated by the operation.
Multi-employer Retirement Plan
Approximately 13.9% of the Company’s employees are subject to collective bargaining agreements. The Company is a participant, through these collective bargaining agreements, in multi-employer defined contribution retirement plans in New York and multi-employer defined benefit retirement plans in California covering union employees. Plan contributions are based on a percentage of employee wages, according to the provisions of the various labor contracts. The Company’s contributions to the multi-employer retirement plans amounted to approximately $2.5 million, $2.3 million and $1.8 million for the years ended December 31, 2009, 2008 and 2007, respectively, for these plans. Under the Employee Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act of 1980, an employer is liable upon withdrawal from or termination of a multiemployer plan for its proportionate share of the plan’s unfunded vested benefits liability. Based on information provided by the administrators of the majority of these multiemployer plans, the Company does not believe there is any significant amount of unfunded vested liability under these plans.
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
9. Income Taxes
The provision for income taxes on income from operations is comprised of the following for the years ended December 31, 2009 and 2008 (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Current tax provision (benefit):
Federal	$—	$—	$1,680
State and city	269	—	997
Foreign	496	826	1,035

	765	826	3,712

Deferred tax provision (benefit):
Federal	(22,653)	(23,334)	(9,909)
State	(4,313)	(10,803)	(3,156)
Foreign	—	—	104

	(26,966)	(34,137)	(12,961)

Total tax provision	$(26,201)	$(33,311)	$(9,249)

Net deferred tax asset consists of the following (in thousands):

	As of	As of
	December 31,	December 31,
	2009	2008
Goodwill	$(26,010)	$(23,772)
Basis differential in property and equipment	(6,180)	(20,008)
Deferred costs and other	(56)	(351)
Unrealized gain on warrants	(2,561)	—

Total deferred tax liability	(34,807)	(44,131)

Stock compensation	21,586	17,543
Derivative instruments	3,800	8,753
Investment in unconsolidated subsidiaries	42,074	29,996
Designer fee payable	5,857	5,570
Other	4,310	10
Foreign exchange losses	1,164	200
Convertible bond	13,774	14,807
Net operating loss	54,058	28,257
Valuation allowance	(27,836)	—

Total deferred tax asset	118,787	105,136

Net deferred tax asset	$83,980	$61,005

The Company has Federal net operating loss carryforwards (“NOL Carryforwards”) of approximately $138.5 million at December 31, 2009. These NOL Carryforwards are available to offset future taxable income, and will expire in 2028 and 2029. The Company has State NOL Carryforwards of approximately $158.2 million in aggregate at December 31, 2009. These State NOL Carryforwards are available to offset future taxable income and will expire in 2028 and 2029.
The Company has established a reserve on its deferred tax assets based on anticipated future taxable income and tax strategies which may include the sale of a property or an interest therein. The total reserve on the deferred tax assets for December 31, 2009 was $27.8 million.
A reconciliation of the statutory United States Federal tax rate to the Company’s effective income tax rate is as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Federal statutory income tax rate	35%	35%	34%
State and city taxes, net of federal tax benefit	7%	7%	6%
Foreign tax benefits	—	—	-3%
Valuation allowance	-22%	—	—
Other including non deductible items	1%	-6%	—

Effective tax rate	21%	36%	37%

The Company has not identified any tax positions in accordance with ASC 740-10 (formerly FIN 48) and does not believe it will have any unrecognized tax positions over the next 12 months. Therefore, the Company has not accrued any interest or penalties associated with any unrecognized tax positions. The Company’s tax returns for the years 2008 and 2007 are subject to review by the Internal Revenue Service.
10. Omnibus Stock Incentive Plan
On February 9, 2006, the Board of Directors of the Company adopted the Morgans Hotel Group Co. 2006 Omnibus Stock Incentive Plan (the “2006 Stock Incentive Plan”). The 2006 Stock Incentive Plan provided for the issuance of stock-based incentive awards, including incentive stock options, non-qualified stock options, stock appreciation rights, shares of common stock of the Company, including restricted stock units (“RSUs”) and other equity-based awards, including membership units in Morgans Group which are structured as profits interests (“LTIP Units”), or any combination of the foregoing. The eligible participants in the 2006 Stock Incentive Plan included directors, officers and employees of the Company. An aggregate of 3,500,000 shares of common stock of the Company were reserved and authorized for issuance under the 2006 Stock Incentive Plan, subject to equitable adjustment upon the occurrence of certain corporate events. On April 23, 2007, the Board of Directors of the Company adopted, and at the annual meeting of stockholders on May 22, 2007, the stockholders approved, the Company’s 2007 Omnibus Incentive Plan (the “2007 Incentive Plan”), which amended and restated the 2006 Stock Incentive Plan and increased the number of shares reserved for issuance under the plan by up to 3,250,000 shares to a total of 6,750,000 shares. Awards other than options and stock appreciation rights reduce the shares available for grant by 1.7 shares for each share subject to such an award. On April 10, 2008, the Board of Directors of the Company adopted, and at the annual meeting of stockholders on May 20, 2008, the stockholders approved, an Amended and Restated 2007 Omnibus Incentive Plan (the “Amended 2007 Incentive Plan”) which, among other things, increased the number of shares reserved for issuance under the plan by 1,860,000 shares from 6,750,000 shares to 8,610,000 shares. On November 30, 2009, the Board of Directors of the Company adopted, and at a special meeting of stockholders of the Company held on January 28, 2010, the Company’s stockholders approved, an amendment to the Amended 2007 Incentive Plan to increase the number of shares reserved for issuance under the plan by 3,000,000 shares to 11,610,000 shares.

Total stock compensation expense, which is included in corporate expenses on the accompanying consolidated financial statements, was $11.8 million, $15.9 million and $19.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.
As of December 31, 2009 and December 31, 2008, there were approximately $13.3 million and $21.8 million, respectively, of total unrecognized compensation costs related to unvested share awards. As of December 31, 2009, the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 11 months.
Restricted Common Stock Units
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
Also, in April 2007, the Company issued the then named executive officers an aggregate of 121,000 performance-based RSUs pursuant to the 2007 Incentive Plan. These performance RSUs were at risk for forfeiture over the vesting period of three years and required continued employment. In addition, the RSUs were at risk based on the achievement of a 7% total stockholder return over each calendar year of a three-year performance period from 2007 through 2009 (subject to certain catch-up features). The 7% shareholder return over the 2007 calendar year was achieved, but was not achieved in 2008 and 2009. The fair value of such performance-based RSUs granted in April 2007 was $22.38 at the grant date.
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

Pursuant to the separation agreement with the Company’s former president and chief executive officer (“Former CEO”), the Former CEO retained his vested and unvested RSUs. To the extent that these awards were not yet vested, they remained subject to the existing vesting provisions, but all unvested awards were fully vested by September 19, 2009. Certain awards which are subject to performance conditions remained subject to those conditions.
In August 2009, the Company issued an aggregate of 580,000 RSUs to one executive officer, other senior executives and employees under the Amended 2007 Incentive Plan. All grants vest one-third of the amount granted on each of the first three anniversaries of the grant date so long as the recipient continues to be an eligible participant. The fair value of each such RSU granted was between $4.96 and $5.09 at the grant date.
Also in August 2009, the Company issued an aggregate of 80,640 RSUs to the Company’s non-employee directors under the Amended 2007 Incentive Plan, which vested immediately upon grant. The fair value of each such RSU was $4.96 at the grant date.
In October 2009, the Company issued an aggregate of 16,129 RSUs to a newly-appointed non-employee director. The RSUs granted to the Company’s non-employee director under the Amended 2007 Incentive Plan, vested immediately upon grant. The fair value of each such RSU was $3.10 at the grant date.
In addition to the above grants of RSUs, the Company granted newly hired or promoted employees RSUs from time to time. A summary of the status of the Company’s nonvested restricted common stock granted to non-employee directors, named executive officers and employees as of December 31, 2009 and 2008 and changes during the years ended December 31, 2009 and 2008, are presented below:

		Weighted Average
Nonvested Shares	RSUs	Fair Value
Nonvested at January 1, 2007	557,190	$19.64
Granted	524,748	13.74
Vested	(138,821)	18.81
Forfeited	(109,282)	17.29

Nonvested at December 31, 2008	833,835	$16.42

Granted	684,769	4.92
Vested	(312,907)	15.91
Forfeited	(79,534)	16.40

Nonvested at December 31, 2009	1,126,163	$10.09

Outstanding at December 31, 2009	1,265,332	$10.44

For the year ended December 31, 2009, the Company expensed $4.6 million related to granted RSUs. For the year ended December 31, 2008, the Company expensed $4.3 million related to granted RSUs. For the year ended December 31, 2007, the Company expensed $3.8 million related to the granted RSUs, including $1.3 million related to the RSUs granted to the Former CEO, which the Company recognized in full in accordance with ASC 718-10.
As of December 31, 2009, there were 1,265,332 RSUs outstanding. At December 31, 2009, the Company has yet to expense approximately $6.3 million related to nonvested RSUs which is expected to be recognized over the remaining vesting period of the outstanding awards, as discussed above.
LTIP Units
Pursuant to the 2006 Stock Incentive Plan, on April 25, 2007, the Company granted an aggregate of 176,750 LTIP Units to the Company’s named executive officers. The LTIP Units are at risk for forfeiture over the vesting period of three years and require continued employment. The fair value of the LTIP Units granted on April 25, 2007 was $22.45 at the date of grant.
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
On April 9, 2009, the Company issued the Company’s named executive officers and other senior executive officers an aggregate of 465,232 LTIP units. The LTIP Units are at risk for forfeiture over the vesting period of three years and require continued employment. The fair value of the LTIP Units granted on April 9, 2009 was $3.81 each at the date of grant.
Pursuant to the separation agreement with the Former CEO, the Former CEO retained his vested and unvested LTIP Units. To the extent that these awards were not yet vested, they remained subject to the existing vesting provisions, but all unvested awards were fully vested by September 19, 2009. Certain awards which are subject to performance conditions remained subject to those conditions.
In addition to the above grants of LTIP Units, the Company granted newly hired or promoted employees LTIP Units from time to time. A summary of the status of the Company’s nonvested LTIP Units granted to named executive officers, other executives and non-employee directors of the Company as of December 31, 2009 and 2008 and changes during the years ended December 31, 2009 and 2008, are presented below:

		Weighted Average
Nonvested Shares	LTIP Units	Fair Value
Nonvested at January 1, 2008	682,171	$20.34

Granted	474,297	15.13
Vested	(415,250)	19.68
Forfeited	(14,384)	16.98

Nonvested at December 31, 2008	726,834	$17.33

Granted	465,232	3.81
Vested	(313,303)	18.01
Forfeited	—	—

Nonvested at December 31, 2009	878,763	$9.93

Outstanding at December 31, 2009	2,018,659	$15.24

For the year ended December 31, 2009, the Company expensed $4.6 million related to granted LTIP Units. For the year ended December 31, 2008, the Company expensed $7.1 million related to granted LTIP Units. For the year ended December 31, 2007, the Company expensed $10.9 million related to the granted LTIP Units, including $4.7 million related to the LTIP Units granted to the Former CEO, which the Company recognized in full in accordance with ASC 718-10.

As of December 31, 2009, there were 2,018,659 LTIP Units outstanding. At December 31, 2009, the Company has yet to expense approximately $5.3 million related to nonvested LTIP Units which is expected to be recognized over the remaining vesting period of the outstanding awards, as discussed above.
Stock Options
Pursuant to the 2006 Incentive Plan, during April and May 2007, the Company issued an aggregate of 200,500 options to purchase common stock of the Company to employees. The exercise price of each such option is equal to the closing market price of our common stock on its respective date of grant. These options vest as to one-third of the amount granted on each of the first three anniversaries of the grant date so long as the recipient continues to be an eligible recipient. These options will become fully vested on the third anniversary of the grant date and expire 10 years after the grant date. The fair value for each such option granted was estimated at the date of grant using the Black-Scholes option-pricing model, an allowable valuation method under ASC 718-10 with the following assumptions: risk-free interest rate of approximately 4.7% for the April 2007 grants and 4.6% for the May 2007 grants, expected option lives of 5.85 years, 35% volatility, no dividend rate and 10% forfeiture rate. The fair value of each such option was $8.37 for the April 2007 grants and $9.65 for the May 2007 grants at the date of grant.
Further, on November 27, 2007, the Company granted executives and employees of the Company a one-time performance-based grant of an aggregate of 338,000 options to purchase common stock of the Company, with one-third of the amount granted vesting on each of the first three anniversaries of the grant date, subject to accelerated vesting in the event certain performance targets were met for 2007 and 2008. Had the Company achieved certain pre-established Adjusted EBITDA targets for the 2007 fiscal year, the first vesting date would have been accelerated to February 27, 2008. Similarly, had the Company achieved certain pre-established Adjusted EBITDA targets for the 2008 fiscal year, the second vesting date would have been accelerated to February 27, 2009. Because the 2007 and 2008 targets were not met, vesting of the options was not accelerated. The remaining one-third of the performance-based options will vest on November 27, 2010. All such performance-based options will be fully vested by November 27, 2010 and expire 10 years after the grant date. The fair value for each such performance-based option was estimated at the date of grant using the Black-Scholes option-pricing model, an allowable valuation method under ASC 718-10 with the following assumptions: risk-free interest rate of approximately 3.5%, expected option lives of 5.85 years, 35% volatility, no dividend rate and 8% forfeiture rate. The fair value of each such performance-based option was $7.03.
On December 10, 2007, the Company granted the chief executive officer, Mr. Kleisner, an aggregate of 215,000 options to purchase common stock of the Company. The exercise price of 95,000 such options is equal to the closing market price of our common stock on the date of grant. The exercise price of 120,000 such options is equal to 140% of the closing market price of our common stock on the date of grant. These options vest as to one-third of the amount granted on each of the first three anniversaries of the grant date so long as Mr. Kleisner is an eligible recipient. These options will become fully vested on the third anniversary of the grant date and expire 10 years after the grant date. The fair value for each such option granted was estimated at the date of grant using the Black-Scholes option-pricing model, an allowable valuation method under ASC 718-10 with the following assumptions: risk-free interest rate of approximately 3.7%, expected option lives of 5.85 years, 35% volatility, no dividend rate and 10% forfeiture rate. The fair value of each such option was $7.19 for the 95,000 options granted equal to the closing market price on December, 10, 2007 and $5.15 for the 120,000 options granted equal to 140% of the closing market price on December 10, 2007.
In April 2008, the Company issued an aggregate of 344,217 stock options to the Company’s executive officers and other senior executives under the 2007 Incentive Plan. All grants made to executive officers and other senior executives vest one-third of the amount granted on each of the first three anniversaries of the grant date so long as the recipient continues to be an eligible participant. The fair value for each such option granted was estimated at the date of grant using the Black-Scholes option-pricing model, an allowable valuation method under ASC 718-10 with the following assumptions: risk-free interest rate of approximately 2.9%, expected option lives of 5.85 years, 40% volatility, no dividend rate and 10% forfeiture rate. The fair value of each such option was $6.56 at the date of grant.
Pursuant to the separation agreement with the Former CEO, the Former CEO retained his vested and unvested options. To the extent that these awards were not yet vested, they remained subject to the existing vesting provisions, but all unvested awards were fully vested by September 19, 2009. Certain awards which are subject to performance conditions remained subject to those conditions.

In addition to the above grants of options to purchase common stock of the Company, the Company granted newly hired or promoted employees similar options. A summary of the Company’s outstanding and exercisable stock options granted to non-employee directors, named executive officers and employees as of December 31, 2009 and 2008 and changes during the years ended December 31, 2009 and 2008, are presented below:

			Weighted Average
		Weighted Average	Remaining	Aggregate Intrinsic
Options	Shares	Exercise Price	Contractual Term	Value
			(in years)	(in thousands)

Outstanding at January 1, 2008	1,873,811	$19.61

Granted	344,217	15.42
Exercised	(7,085)	14.04
Forfeited or Expired	(128,000)	18.62

Outstanding at December 31, 2008	2,082,943	$18.92	7.89	$—

Granted	—
Exercised	—
Forfeited or Expired	(423,664)	19.85

Outstanding at December 31, 2009	1,659,279	$18.68	7.25	$—

Exercisable at December 31, 2009	1,189,294	$19.06	6.96	$—

For the year ended December 31, 2009, the Company expensed $2.6 million related to granted stock options. For the year ended December 31, 2008, the Company expensed $4.5 million related to granted stock options. For the year ended December 31, 2007, the Company expensed $4.8 million related to the granted stock options, including $1.3 million related to the options granted to the Former CEO, which the Company recognized in full in accordance with ASC 718-10.
At December 31, 2009, the Company has yet to expense approximately $1.7 million related to outstanding stock options which is expected to be recognized over the remaining vesting period of the outstanding awards, as discussed above.
11. Preferred Securities and Warrants
On October 15, 2009, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P. (collectively, the “Investors”). Under the Securities Purchase Agreement, the Company issued and sold to the Investors (i) 75,000 shares of the Company’s Series A Preferred Securities, $1,000 liquidation preference per share (the “Series A Preferred Securities”), and (ii) warrants to purchase 12,500,000 shares of the Company’s common stock at an exercise price of $6.00 per share.
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
As discussed in note 2, the warrants to purchase 12,500,000 shares of the Company’s common stock at an exercise price of $6.00 per share have a 7-1/2 year term and are exercisable utilizing a cashless exercise method only, resulting in a net share issuance. Until October 15, 2010, the Investors have certain rights to purchase their pro rata share of any equity or debt securities offered or sold by the Company. In addition, the $6.00 exercise price of the warrants is subject to certain reductions if, any time prior to the first anniversary of the warrant issuance, the Company issues shares of common stock below $6.00 per share. The exercise of the warrants is also subject to an exercise cap which effectively limits the Investors’ beneficial ownership of the Company’s common stock to 9.9% at any one time, unless the Company is no longer subject to gaming requirements or the Investors obtain all necessary gaming approvals to hold and exercise in full the warrants. The exercise price and number of shares subject to the warrant are both subject to anti-dilution adjustments.

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
The Company calculated the fair value of the Series A Preferred Securities at its net present value by discounting dividend payments expected to be paid on the shares over a 7-year period using a 17.3% rate. The Company determined that the market discount rate of 17.3% was reasonable based on the Company’s best estimate of what similar securities would most likely yield when issued by entities comparable to the Company.
The initial carrying value of the Series A Preferred Securities was recorded at its net present value less costs to issue on the date of issuance. The carrying value will be periodically adjusted for accretion of the discount. As of December 31, 2009, the fair value of the Series A Preferred Securities was $48.1 million, which includes the accretion of $0.5 million.
The Company calculated the fair value of the warrants using the Black-Scholes valuation model, as discussed in note 2.
The Company and Yucaipa American Alliance Fund II, LLC, an affiliate of the Investors (the “Fund Manager”), also entered into a Real Estate Fund Formation Agreement (the “Fund Formation Agreement”) on October 15, 2009 pursuant to which the Company and the Fund Manager have agreed to use their good faith efforts to endeavor to raise a private investment fund (the “Fund”). The purpose of the Fund will be to invest in hotel real estate projects located in North America. The Company will be offered the opportunity to manage the hotels owned by the Fund under long-term management agreements. In connection with the Fund Formation Agreement, the Company issued to the Fund Manager 5,000,000 contingent warrants to purchase the Company’s common stock at an exercise price of $6.00 per share with a 7-1/2 year term. These contingent warrants will only become exercisable if the Fund obtains capital commitments in certain amounts over certain time periods and also meets certain further capital commitment and investment thresholds. The exercise of these contingent warrants is also subject to an exercise cap which effectively limits the Fund Manager’s beneficial ownership (which is considered jointly with the Investors’ beneficial ownership) of the Company’s common stock to 9.9% at any one time, subject to certain exceptions. The exercise price and number of shares subject to these contingent warrants are both subject to anti-dilution adjustments. As of December 31, 2009, no contingent warrants have been issued and no value has been assigned to the warrants, as the Company cannot determine the probability that the Fund will be raised. In the event the Fund is raised and contingent warrants are issued, the Company will determine the value of the contingent warrants in accordance with Emerging Issues Task Force 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which has subsequently been codified in ASC 505-50, Equity-Based Payments to Non-Employees.
For so long the Investors collectively own or have the right to purchase through exercise of the warrants 875,000 shares of the Company’s common stock, the Company has agreed to use its reasonable best efforts to cause its Board of Directors to nominate and recommend to the Company’s stockholders the election of a person nominated by the Investors as a director of the Company and to use its reasonable best efforts to ensure that the Investors’ nominee is elected to the Company’s Board of Directors at each such meeting. If that nominee is not elected by the Company’s stockholders, the Investors have certain observer rights and, in certain circumstances, the dividend rate on the Series A Preferred Securities increases by 4% during any time that an Investors’ nominee is not a member of the Company’s Board of Directors. Effective October 15, 2009, the Investors nominated and the Company’s Board of Directors elected Michael Gross as a member of the Company’s Board of Directors.

12. Related Party Transactions
The Company earned management fees, chain services fees and fees for certain technical services and has receivables from hotels it owns through investments in unconsolidated joint ventures as well as hotels owned by the Former Parent. These fees totaled approximately $15.1 million, $18.3 million and $18.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.
As of December 31, 2009 and 2008, the Company had receivables from these affiliates of approximately $9.5 million and $7.9 million, respectively, which are included in receivables from related parties on the accompanying consolidated balance sheets.
Guaranty for Hard Rock Debt
On December 24, 2009, Morgans Group, together with DLJMB, as guarantors, entered into an amendment of the non-recourse carve-out guaranty, dated August 1, 2008, increasing the amount of such guaranty to $53.9 million and which guaranty is only triggered in the event of certain “bad boy” clauses. In the Company’s joint venture agreement, DLJMB has agreed to be responsible for 100% of any liability under the guaranty subject to certain conditions. The Company’s Chairman of the Board, is also Chairman of the Board, President, Chief Executive Officer and equity holder of NorthStar Realty Finance Corp., which is a participant lender in the loan. The Company believes that this guaranty does not pose a material risk to the Company’s financial position or results. The Company does not provide a guaranty related to the repayment of the debt outstanding at the Hard Rock joint venture level.
13. Restructuring, development and disposal costs
Restructuring, development and disposal costs consist of the following (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Severance costs	$2,013	$1,956	$—
Loss on asset disposal	87	2,698	1,210
Development costs	4,000	6,171	2,018

	$6,100	$10,825	$3,228

14. Other Non-Operating (Income) Expenses
Other non-operating expenses consist of the following (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Gain on sale of London joint venture interest	$—	$—	$(6,058)
Insurance proceeds	(329)	(2,112)	—
Executive termination costs and severance costs	—	353	3,437
Litigation and settlement costs	3,039	1,806	3,925
Other	1,324	418	227
Unrealized gain on change in value of Yucaipa warrants (note 6)	(6,066)	—	—

	$(2,032)	$465	$1,531

15. Quarterly Financial Information (Unaudited)
The tables below reflect the Company’s selected quarterly information for the Company for the years ended December 31, 2009 and 2008 (in thousands, except per share data):

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2009	2009	2009	2009
Total revenues	$64,312	$57,668	$56,387	$54,277
Impairment loss on hotel held for non-sale disposition	(18,477)	—	—	—
Impairment loss on development project	—	(11,913)	—	—
Loss before income tax expense	(43,247)	(48,823)	(17,313)	(18,423)
Net loss attributable to common stockholders	(53,009)	(27,817)	(10,057)	(10,587)
Net loss per share — basic/diluted	(1.78)	(0.94)	(0.34)	(0.36)
Weighted-average shares outstanding — basic and diluted	29,715	29,737	29,745	29,558

	Three Months Ended (1)
	December 31,	September 30,	June 30,	March 31,
	2008	2008	2008	2008
Total revenues	$74,709	$77,701	$81,323	$80,734
Impairment loss on hotel held for non-sale disposition	(13,430)	—	—	—
Loss before income tax expense	(61,606)	(15,278)	(674)	(10,322)
Net loss attributable to common stockholders	(38,972)	(9,330)	(1,061)	(7,310)
Net loss per share — basic/diluted	(1.32)	(0.30)	(0.03)	(0.23)
Weighted-average shares outstanding — basic and diluted	29,498	31,231	32,191	32,292

(1)
The Company followed the guidance for a change in accounting principle under SFAS No. 154, Accounting Changes and Error Correction, (which has been subsequently codified in ASC 250-10, Accounting Changes and Error Correction), to reflect the retrospective adoption of Financial Accounting Standards Board Staff Position No. 14-1, which was subsequently codified in ASC 470-20, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulleting (ARB) No. 51, which has been subsequently codified in ASC 810-10 and which were effective on January 1, 2009. In further discussion of this change in accounting principle, see note 2 to our consolidated financial statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2010.

Morgans Hotel Group Co.
By:	/s/ Fred J. Kleisner
	Name:	Fred J. Kleisner
	Title:	Chief Executive Officer

Date: March 12, 2010
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

Signature	Title	Date

/s/ Fred J. Kleisner Fred J. Kleisner	Chief Executive Office and Director (Principal Executive Officer)	March 12, 2010

/s/ Richard Szymanski Richard Szymanski	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 12, 2010

/s/ David T. Hamamoto David T. Hamamoto	Chairman of the Board of Directors	March 12, 2010

/s/ Robert Friedman Robert Friedman	Director	March 12, 2010

/s/ Michael Gross Michael Gross	Director	March 12, 2010

/s/ Jeffrey M. Gault Jeffrey M. Gault	Director	March 12, 2010

/s/ Marc Gordon Marc Gordon	Director, President	March 12, 2010

/s/ Thomas L. Harrison Thomas L. Harrison	Director	March 12, 2010

/s/ Edwin L. Knetzger, III Edwin L. Knetzger, III	Director	March 12, 2010

/s/ Michael D. Malone Michael D. Malone	Director	March 12, 2010

EXHIBIT INDEX

Exhibit
Number	Description
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

Exhibit
Number	Description
4.8
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

4.10
Registration Rights Agreement, dated as of October 17, 2007, between Morgans Hotel Group Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on October 17, 2007)

4.11
Form of Warrant for Warrants issued under Securities Purchase Agreement to Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

4.12	Warrant, dated October 15, 2009, issued to Yucaipa American Alliance Fund II, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

4.13	Warrant, dated October 15, 2009, issued to Yucaipa American Alliance Fund II, LLC (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

4.14
Form of Amended Common Stock Purchase Warrants issued under Securities Purchase Agreement to Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 14, 2009)

4.15
Amendment No. 1 to Common Stock Purchase Warrant issued under the Real Estate Fund Formation Agreement to Yucaipa American Alliance Fund II, LLC, dated as of December 11, 2009 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 14, 2009)

4.16
Amendment No. 1 to Common Stock Purchase Warrant issued under the Real Estate Fund Formation Agreement to Yucaipa American Alliance Fund II, LLC, dated as of December 11, 2009 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 14, 2009)

10.1
Amended and Restated Limited Liability Company Agreement of Morgans Group LLC (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.2
Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of Morgans Group LLC, dated as of April 4, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)

10.3
Registration Rights Agreement, dated as of February 17, 2006, by and between Morgans Hotel Group Co. and NorthStar Partnership, L.P. (incorporated by reference to Exhibit 99.9 to the Company’s Statement on Schedule 13D filed on February 27, 2006)

Exhibit
Number	Description
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

10.7
Loan and Security Agreement, dated as of October 6, 2006, between Henry Hudson Senior Mezz LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 13, 2006)

10.8	Forbearance and Waiver Agreement, dated as of October 14, 2009, among Henry Hudson Senior Mezz LLC, Morgans Group LLC and Concord Real Estate CDO 2006-1, Ltd.*

10.9
Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing, dated October 6, 2006, between Mondrian Holdings LLC, as Borrower, and First American Title Insurance Company, as Trustee for the benefit of Wachovia Bank, National Association, as Lender (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 13, 2006)

10.10
Agreement of Consolidation and Modification of Mortgage, Security Agreement, Assignment of Rents and Fixture Filing, dated October 6, 2006, between Henry Hudson Holdings LLC, as Borrower, and Wachovia Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 13, 2006)

10.11
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

Exhibit
Number	Description
10.15
Facility Agreement, dated as of November 24, 2005, by and among Ian Schrager London Limited (to be renamed Morgans Hotel Group London Limited), Citigroup Global Markets Limited, the Financial Institutions Listed in Schedule 1 thereto and Citibank International plc (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on December 7, 2005)

10.16
Lease, dated January 3, 1997, by and among Mrs. P. A. Allsopp, Messrs. M. E. R. Allsopp, W. P. Harriman and A. W. K. Merriam, and Burford (Covent Garden) Limited (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on December 7, 2005)

10.17
Purchase and Sale Agreement and Joint Escrow Instructions dated May 11, 2006, by and between Morgans Group LLC and PM Realty, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 17, 2006)

10.18
Purchase and Sale Agreement and Joint Escrow Instructions dated May 11, 2006, by and between Morgans Group LLC and Red, White and Blue Pictures, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 17, 2006)

10.19
Purchase and Sale Agreement, dated May 11, 2006, by and between Morgans Group LLC and HR Condominium Investors (Vegas), L.L.C. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 17, 2006)

10.20
Amended and Restated Contribution Agreement, dated December 2, 2006, by and between Morgans Hotel Group Co. and DLJ MB IV HRH, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 6, 2006)

10.21
First Mezzanine Loan Agreement, dated as of November 6, 2007, by and among HRHH Gaming Senior Mezz, LLC, as Gaming Mezz Borrower, HRHH JV Senior Mezz, LLC, as JV Borrower, and Column Financial, Inc., as Lender (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.22
First Amended and Restated First Mezzanine Loan Agreement, dated as of December 24, 2009, between HRHH Gaming Senior Mezz, LLC and HRHH JV Senior Mezz, LLC, as borrowers, and Brookfield Financial, LLC — Series B, as Lender (incorporated by reference to Exhibit 10.2 to Hard Rock Hotel Holdings, LLC’s Current Report on Form 8-K filed on December 31, 2009)

10.23
Second Mezzanine Loan Agreement, dated as of November 6, 2007, by and HRHH Gaming Junior Mezz, LLC, as Gaming Mezz Borrower, HRHH JV Junior Mezz, LLC, as JV Borrower, and Column Financial, Inc., as Lender (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.24
First Amended and Restated Second Mezzanine Loan Agreement, dated as of December 24, 2009, between HRHH Gaming Junior Mezz, LLC and HRHH JV Junior Mezz, LLC, as borrowers, and NRFC WA Holdings, LLC, as Lender (incorporated by reference to Exhibit 10.3 to Hard Rock Hotel Holdings, LLC’s Current Report on Form 8-K filed on December 31, 2009)

10.25
Third Mezzanine Loan Agreement, dated as of November 6, 2007, by and among HRHH Gaming Junior Mezz Two, LLC, as Gaming Mezz Borrower, and HRHH JV Junior Mezz Two, LLC, as JV Borrower, and Column Financial, Inc., as Lender (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.26
First Amended and Restated Third Mezzanine Loan Agreement, dated as of December 24, 2009, between HRHH Gaming Junior Mezz Two, LLC and HRHH JV Junior Mezz Two, LLC, as borrowers, and Hard Rock Mezz Holdings LLC, as Lender (incorporated by reference to Exhibit 10.4 to Hard Rock Hotel Holdings, LLC’s Current Report on Form 8-K filed on December 31, 2009)

Exhibit
Number	Description
10.27
Modification and Ratification of Guaranties, dated as of November 6, 2007, by and among Morgans Group LLC, DLJ MB IV HRH, LLC, as Guarantors, and Column Financial, Inc., as Lender (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.28
First Mezzanine Guaranty Agreement, dated as of November 6, 2007, by Morgans Group LLC and DLJ MB IV HRH, LLC, as Guarantors, jointly and severally, for the benefit of Column Financial, Inc., as Lender (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.29
First Mezzanine Closing Guaranty of Completion, dated as of November 6, 2007, by Morgans Group LLC and DLJ MB IV HRH, LLC, as Guarantors, jointly and severally, for the benefit of Column Financial, Inc., as Lender (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.30
First Modification and Ratification of Guaranties pursuant to the First Amended and Restated First Mezzanine Loan Agreement, dated as of December 24, 2009, by Morgans Group LLC and DLJ MB IV HRH, LLC, as Guarantors, for the benefit of Brookfield Financial, LLC — Series B, as Lender*

10.31
Second Mezzanine Guaranty Agreement, dated as of November 6, 2007, by Morgans Group LLC and DLJ MB IV HRH, LLC, as Guarantors, jointly and severally, for the benefit of Column Financial, Inc., as Lender (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.32
Second Mezzanine Closing Guaranty of Completion, dated as of November 6, 2007, by Morgans Group LLC and DLJ MB IV HRH, LLC, as Guarantors, jointly and severally, for the benefit of Column Financial, Inc., as Lender (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.33
First Modification and Ratification of Guaranties pursuant to the First Amended and Restated Second Mezzanine Loan Agreement, dated as of December 24, 2009, by Morgans Group LLC and DLJ MB IV HRH, LLC, as Guarantors, for the benefit of NRFC WA Holdings, LLC, as Lender*

10.34
Third Mezzanine Guaranty Agreement, dated as of November 6, 2007, by Morgans Group LLC and DLJ MB IV HRH, LLC, as Guarantors, jointly and severally, for the benefit of Column Financial, Inc., as Lender (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.35
Third Mezzanine Closing Guaranty of Completion, dated as of November 6, 2007, by Morgans Group LLC and DLJ MB IV HRH, LLC, as Guarantors, jointly and severally, for the benefit of Column Financial, Inc., as Lender (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.36
First Modification and Ratification of Guaranties pursuant to the First Amended and Restated Third Mezzanine Loan Agreement, dated as of December 24, 2009, by Morgans Group LLC and DLJ MB IV HRH, LLC, as Guarantors, for the benefit of Hard Rock Mezz Holdings LLC, as Lender*

10.37
Joint Venture Agreement, dated as of January 3, 2006, between Morgans/LV Investment LLC and Echelon Resorts Corporation (incorporated by reference to Exhibit 10.23 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on January 17, 2006)

Exhibit
Number	Description
10.38
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

10.40
Third Amendment to Morgans Las Vegas, LLC Limited Liability Company Agreement, dated September 23, 2008, by and between Morgans/LV Investment LLC and Echelon Resorts Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 25, 2008)

10.41
Letter Agreement Re: Morgans Las Vegas, LLC, dated May 15, 2006, by and between Morgans/LV Investment LLC and Echelon Resorts Corporation (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 17, 2006)

10.42	Commitment Letter from Column Financial, Inc., dated May 11, 2006 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on May 17, 2006)

10.43
Agreement of Purchase and Sale, dated as of December 22, 2005, by and between James Hotel Scottsdale, LLC and Morgans Hotel Group LLC (incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on January 3, 2006)

10.44
Loan Agreement, dated as of May 19, 2006, between MHG Scottsdale Holdings LLC and Greenwich Capital Financial Products, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2006)

10.45
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

10.47	Operating Agreement of 1100 West Holdings, LLC dated August 8, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

10.48
Loan Agreement, dated as of August 8, 2006, between 1100 West Properties, LLC, the Lenders party thereto, and Eurohypo AG, New York Branch (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

10.49
Amended and Restated Loan Agreement, dated as of November 25, 2008, between 1100 West Properties, LLC, as borrower, and Eurohypo AG, New York Branch, as administrative agent (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.50
Amended and Restated Mezzanine Loan Agreement, dated as of November 25, 2008, between 1100 West Properties, LLC, as borrower, and Eurohypo AG, New York Branch, as administrative agent (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

Exhibit
Number	Description
10.51
Joint Venture Agreement, dated as of September 7, 1999, by and between Ian Schrager Hotels LLC and Chodorow Ventures LLC (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on December 7, 2005)

10.52
Confirmation of OTC Convertible Note Hedge, dated October 11, 2007, between Morgans Hotel Group Co. and Merrill Lynch Financial Markets, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 17, 2007)

10.53
Confirmation of OTC Convertible Note Hedge, dated October 11, 2007, between Morgans Hotel Group Co. and Citibank, N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 17, 2007)

10.54
Amended and Restated Confirmation of OTC Warrant Transaction, dated October 11, 2007, between Morgans Hotel Group Co. and Merrill Lynch Financial Markets, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on October 17, 2007)

10.55
Amended and Restated Confirmation of OTC Warrant Transaction, dated October 11, 2007, between Morgans Hotel Group Co. and Citibank, N.A. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on October 17, 2007)

10.56
Securities Purchase Agreement, dated as of October 15, 2009, by and among the Registrant and Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

10.57
Amendment No. 1 to Securities Purchase Agreement, dated as of December 11, 2009, by and among Morgans Hotel Group Co., Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 14, 2009)

10.58
Real Estate Fund Formation Agreement, dated as of October 15, 2009, by and between Yucaipa American Alliance Fund II, LLC and the Registrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

10.59
Registration Rights Agreement, dated as of October 15, 2009, by and between the Registrant and Yucaipa American Alliance Fund II, L.P., Yucaipa American Alliance (Parallel) Fund II, L.P. and Yucaipa American Alliance Fund II, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

10.60
Employment Agreement dated as of February 14, 2006, by and between W. Edward Scheetz and Morgans Hotel Group Co. (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)†

10.61
Separation Agreement and Release, dated as of September 19, 2007, between W. Edward Scheetz and Morgans Hotel Group, Inc. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on September 20, 2007)†

10.62
Employment Agreement, effective as of December 10, 2007, by and between Morgans Hotel Group Co. and Fred J. Kleisner (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 14, 2007)†

10.63
Amendment No. 1 to Employment Agreement for Fred J. Kleisner, effective as of December 31, 2008, by and between Morgans Hotel Group Co. and Fred J. Kleisner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 7, 2009)†

Exhibit
Number	Description
10.64	Amendment No. 2 to Employment Agreement for Fred J. Kleisner, effective as of April 21, 2009, by and between Morgans Hotel Group Co. and Fred J. Kleisner†*

10.65
Employment Agreement, dated as of February 14, 2006, by and between Marc Gordon and Morgans Hotel Group Co. (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)†

10.66
Amended and Restated Employment Agreement, effective as of April 1, 2008, by and between Morgans Hotel Group Co. and Marc Gordon (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 17, 2008)†

10.67
Employment Agreement, effective as of October 1, 2007, by and between Morgans Hotel Group Co. and Richard Szymanski (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 30, 2007)†

10.68
Amendment No. 1 to Employment Agreement for Richard Szymanski, effective as of December 31, 2008, by and between Morgans Hotel Group Co. and Richard Szymanski (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 7, 2009)†

10.69	Morgans Hotel Group Co. Amended and Restated 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2010)†

10.70	Morgans Hotel Group Co. Annual Bonus Plan (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)†

10.71	Form of Morgans Hotel Group Co. RSU Award Agreement (Directors) (incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)†

10.72
Form of Morgans Hotel Group Co. RSU Award Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)†

10.73	Form of Morgans Hotel Group Co. Stock Option Award Agreement (Directors) (incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)†

10.74
Form of Morgans Hotel Group Co. Stock Option Award Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)†

10.75	Form of Morgans Hotel Group Co. LTIP Unit Vesting Agreement (Directors) (incorporated by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)†

10.76
Form of Morgans Hotel Group Co. LTIP Unit Vesting Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.66 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)†

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

99.1
Consolidated financial statements of Hard Rock Hotel Holdings, LLC (incorporated by reference to “Item 8. Financial Statements and Supplementary Data” of the Annual Report on Form 10-K of Hard Rock Hotel Holdings, LLC for the year ended December 31, 2009, filed with the Securities Exchange Commission on March X, 2010)

*	Filed herewith.

†	Denotes a management contract or compensatory plan, contract or arrangement.