Form 10-Q
period 2010-03-31
Morgans Hotel Group Co.
filed 2010-05-10
CIK 1342126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of May 6, 2010 was 30,077,504

FORWARD LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for “forward-looking statements” made by or on behalf of a company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our stockholders. These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ materially from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Important risks and factors that could cause our actual results to differ materially from any forward-looking statements include, but are not limited to, the risks discussed in the Company’s Annual Report on Form 10-K under the section titled “Risk Factors” and in this Quarterly Report on Form 10-Q under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” downturns in economic and market conditions, particularly levels of spending in the business, travel and leisure industries; hostilities, including future terrorist attacks, or fear of hostilities that affect travel; risks related to natural disasters, such as earthquakes, volcanoes and hurricanes; risks associated with the acquisition, development and integration of properties; the seasonal nature of the hospitality business; changes in the tastes of our customers; increases in real property tax rates; increases in interest rates and operating costs; the impact of any material litigation; the loss of key members of our senior management; general volatility of the capital markets and our ability to access the capital markets; and changes in the competitive environment in our industry and the markets where we invest.
We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Morgans Hotel Group Co.
Consolidated Balance Sheets
(in thousands, except per share data)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Property and equipment, net	$485,056	$488,189
Goodwill	73,698	73,698
Investments in and advances to unconsolidated joint ventures	31,868	32,445
Investment in hotel property of discontinued operations, net	91	23,977
Cash and cash equivalents	56,263	68,994
Restricted cash	26,752	21,109
Accounts receivable, net	6,498	6,531
Related party receivables	10,347	9,522
Prepaid expenses and other assets	8,514	10,862
Deferred tax asset, net	82,062	83,980
Other, net	17,232	18,931

Total assets	$798,381	$838,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term debt and capital lease obligations	$700,525	$699,013
Mortgage debt and capital lease obligation of discontinued operations	—	40,000
Accounts payable and accrued liabilities	31,683	30,325
Accounts payable and accrued liabilities of discontinued operations	87	1,455
Distributions and losses in excess of investment in unconsolidated joint ventures	1,747	2,740
Other liabilities	51,475	41,294

Total liabilities	785,517	814,827

Commitments and contingencies

Preferred stock, $.01 par value; liquidation preference $1,000 per share, 75,000,000 shares authorized and issued at March 31, 2010 and December 31, 2009, respectively	49,142	48,564
Common stock, $.01 par value; 200,000,000 shares authorized; 36,277,495 shares issued at March 31, 2010 and December 31, 2009, respectively	363	363
Additional paid-in capital	250,440	247,728
Treasury stock, at cost, 6,351,141 and 6,594,864 shares of common stock at March 31, 2010 and December 31, 2009, respectively	(98,981)	(99,724)
Accumulated comprehensive loss	(3,376)	(6,000)
Accumulated deficit	(198,448)	(181,911)

Total Morgans Hotel Group Co. stockholders’ (deficit) equity	(860)	9,020
Noncontrolling interest	13,724	14,391

Total equity	12,864	23,411

Total liabilities and stockholders’ equity	$798,381	$838,238

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2010	2009

Revenues:
Rooms	$29,250	$26,870
Food and beverage	17,496	18,556
Other hotel	2,209	2,354

Total hotel revenues	48,955	47,780
Management fee-related parties and other income	4,429	3,449

Total revenues	53,384	51,229

Operating Costs and Expenses:
Rooms	10,025	9,709
Food and beverage	13,916	13,867
Other departmental	1,252	1,481
Hotel selling, general and administrative	11,437	11,022
Property taxes, insurance and other	4,100	4,215

Total hotel operating expenses	40,730	40,294
Corporate expenses, including stock compensation of $3.8 million and $3.1 million, respectively	10,005	9,300
Depreciation and amortization	7,345	6,928
Restructuring, development and disposal costs	677	877

Total operating costs and expenses	58,757	57,399

Operating loss	(5,373)	(6,170)
Interest expense, net	12,617	11,181
Equity in loss of unconsolidated joint ventures	263	543
Other non-operating (income) expenses	15,077	570

Loss before income tax expense (benefit)	(33,330)	(18,464)
Income tax expense (benefit)	168	(8,156)

Net loss before (income) loss attributable to noncontrolling interest	(33,498)	(10,308)
Net income (loss) attributable to noncontrolling interest	147	(303)

Net loss from continuing operations	(33,351)	(10,611)

Income from discontinued operations	17,391	24

Net loss	(15,960)	(10,587)

Preferred stock dividends and accretion	2,078	—

Net loss attributable to common stockholders	(18,038)	(10,587)

Other comprehensive loss:
Unrealized gain on valuation of swap/cap agreements, net of tax	4,924	4,090
Reclassification of unrealized loss on settlement of swap/cap agreements, net of tax	(2,553)	(2,410)
Foreign currency translation gain, net of tax	254	113

Comprehensive loss	$(15,413)	$(8,794)

Loss per share:
Basic and diluted continuing operations	(1.18)	(0.36)
Basic and diluted discontinued operations	0.58	—
Basic and diluted attributable to common stockholders	(0.60)	(0.36)
Weighted average number of common shares outstanding:
Basic and diluted	29,849	29,558
See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss, before noncontrolling interest and after discontinued operations	$(16,106)	$(10,284)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	7,181	6,738
Amortization of other costs	164	190
Amortization of deferred financing costs	1,535	648
Amortization of discount on convertible notes	569	570
Stock-based compensation	3,798	3,069
Accretion of interest on capital lease obligation	943	407
Equity in losses from unconsolidated joint ventures	263	543
Gain on disposal of assets	(17,944)	(20)
Deferred income taxes	—	(8,139)
Change in value of warrants	14,353	—
Changes in assets and liabilities:
Accounts receivable, net	33	1,685
Related party receivables	(825)	(2,311)
Restricted cash	(5,011)	1,606
Prepaid expenses and other assets	2,348	(978)
Accounts payable and accrued liabilities	1,359	625
Other liabilities	(203)	175
Discontinued operations	471	(530)

Net cash used in operating activities	(7,072)	(6,006)

Cash flows from investing activities:
Additions to property and equipment	(4,057)	(2,910)
Deposits into capital improvement escrows, net	(632)	(142)
Distributions and reimbursements from unconsolidated joint ventures	2	2
Investment in unconsolidated joint ventures	(242)	(4,975)

Net cash used in investing activities	(4,929)	(8,025)

Cash flows from financing activities:
Proceeds from long-term debt	—	52,244
Cash paid in connection with vesting of stock based awards	(97)	(5)
Distributions to holders of noncontrolling interests in consolidated subsidiaries	(387)	(816)
Issuance costs of preferred stock and warrants	(246)	—

Net cash (used in) provided by financing activities	(730)	51,423

Net (decrease) increase in cash and cash equivalents	(12,731)	37,392
Cash and cash equivalents, beginning of period	68,994	48,656

Cash and cash equivalents, end of period	$56,263	$86,048

Supplemental disclosure of cash flow information:
Cash paid for interest, net of interest capitalized	$9,508	$9,095

Cash paid for taxes	$17	$140

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.
Notes to Consolidated Financial Statements
(unaudited)
1. Organization and Formation Transaction
Morgans Hotel Group Co. (the “Company”) was incorporated on October 19, 2005 as a Delaware corporation to complete an initial public offering (“IPO”) that was part of the formation and structuring transactions described below. The Company operates, owns, acquires and redevelops hotel properties.
The Morgans Hotel Group Co. predecessor (the “Predecessor”) was comprised of the subsidiaries and ownership interests that were contributed as part of the formation and structuring transactions from Morgans Hotel Group LLC, now known as Residual Hotel Interest LLC (“Former Parent”), to Morgans Group LLC (“Morgans Group”), the Company’s operating company. At the time of the formation and structuring transactions, the Former Parent was owned approximately 85% by NorthStar Hospitality, LLC, a subsidiary of NorthStar Capital Investment Corp., and approximately 15% by RSA Associates, L.P.
In connection with the IPO, the Former Parent contributed the subsidiaries and ownership interests in nine operating hotels in the United States and the United Kingdom to Morgans Group in exchange for membership units. Simultaneously, Morgans Group issued additional membership units to the Predecessor in exchange for cash raised by the Company from the IPO. The Former Parent also contributed all the membership interests in its hotel management business to Morgans Group in return for 1,000,000 membership units in Morgans Group exchangeable for shares of the Company’s common stock. The Company is the managing member of Morgans Group, and has full management control. On April 24, 2008, 45,935 outstanding membership units in Morgans Group were redeemed in exchange for 45,935 shares of the Company’s common stock. As of March 31, 2010, 954,065 membership units in Morgans Group remain outstanding.
On February 17, 2006, the Company completed its IPO. The Company issued 15,000,000 shares of common stock at $20 per share resulting in net proceeds of approximately $272.5 million, after underwriters’ discounts and offering expenses.
The Company has one reportable operating segment; it operates, owns, acquires and redevelops boutique hotels.
Operating Hotels
The Company’s operating hotels as of March 31, 2010 are as follows:

		Number of
Hotel Name	Location	Rooms	Ownership
Delano South Beach	Miami Beach, FL	194	(1)
Hudson	New York, NY	831	(5)
Mondrian Los Angeles	Los Angeles, CA	237	(1)
Morgans	New York, NY	114	(1)
Royalton	New York, NY	168	(1)
Sanderson	London, England	150	(2)
St Martins Lane	London, England	204	(2)
Shore Club	Miami Beach, FL	309	(3)
Clift	San Francisco, CA	372	(4)
Hard Rock Hotel & Casino	Las Vegas, NV	1,510	(6)
Mondrian South Beach	Miami Beach, FL	328	(2)
Ames	Boston, MA	114	(7)
Water and Beach Club Hotel	San Juan, PR	78	(8)
Hotel Las Palapas	Playa del Carmen, Mexico	75	(9)

(1)	Wholly-owned hotel.

(2)	Owned through a 50/50 unconsolidated joint venture.

(3)	Operated under a management contract, with an unconsolidated minority ownership interest of approximately 7%.

(4)	The hotel is operated under a long-term lease, which is accounted for as a financing.

(5)	The Company owns 100% of Hudson, which is part of a property that is structured as a condominium, in which Hudson constitutes 96% of the square footage of the entire building.

(6)
Operated under a management contract and owned through an unconsolidated joint venture, of which the Company owned approximately 12.8% at March 31, 2010 based on weighted cash contributions. See note 4.

(7)
Operated under a management contract and owned through an unconsolidated joint venture, of which the Company owned approximately 31%, at March 31, 2010 based on weighted cash contributions. See note 4.

(8)	Operated under a management contract, with an unconsolidated minority ownership interest of approximately 13.3% at March 31, 2010 based on cash contributions.

(9)	Operated under a management contract.
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
The consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished in the accompanying consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the aforementioned consolidated financial statements for the interim periods.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
On June 12, 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which has subsequently been codified in Accounting Standards Codification (“ASC”) 810-10, Consolidation (“ASC 810-10”). ASC 810-10 amends prior guidance established in and changes the consolidation guidance applicable to a variable interest entity (a “VIE”). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is therefore required to consolidate an entity by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance, and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.

Pursuant to the adoption of ASC 810-10, the Company reevaluated its interest in four ventures that provide food and beverage services at the Company’s hotels as the Company absorbs a majority of the ventures’ expected losses and residual returns. These services include operating restaurants including room service at four hotels, banquet and catering services at three hotels and a bar at one hotel. No assets of the Company are collateral for the ventures’ obligations and creditors of the venture have no recourse to the Company. Based on the reevaluation performed, the Company has concluded that there is no change from its initial assessment and continues to consolidate these four ventures.
Management has evaluated the applicability of ASC 810-10 to its investments in unconsolidated joint ventures and has concluded that these joint ventures do not meet the requirements of a variable interest entity or the Company is not the primary beneficiary and, therefore, consolidation of these ventures is not required. Accordingly, these investments are accounted for using the equity method.
Derivative Instruments and Hedging Activities
In accordance with ASC 815-10, Derivatives and Hedging (“ASC 815-10”) the Company records all derivatives on the balance sheet at fair value and provides qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts relating to interest payments on the Company’s borrowings. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash payments principally related to the Company’s borrowings.
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
For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive loss (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. The net loss recognized in earnings during the reporting period representing the amount of the hedges’ ineffectiveness is insignificant.

As of March 31, 2010 and December 31, 2009, the Company has interest rate caps that are not designated as hedges. These derivatives are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks, but the Company has elected not to designate these instruments in hedging relationships based on the provisions in ASC 815-10. The changes in fair value of derivatives not designated in hedging relationships have been recognized in earnings. The changes in fair value of the derivatives recognized for the three months ended March 31, 2010 and 2009 were insignificant. Summarized below are the interest rate derivatives that were designated as cash flow hedges and the fair value of all derivative assets and liabilities at March 31, 2010 and December 31, 2009 (in thousands):

				Estimated	Estimated
				Fair Market	Fair Market
				Value at	Value at
	Type of	Maturity	Strike	March 31,	December 31,
Notional Amount	Instrument	Date	Rate	2010	2009
$285,000	Interest swap	July 9, 2010	5.04%	$(3,692)	$(6,925)
$85,000	Interest swap	July 15, 2010	4.91%	(1,136)	(2,075)

Fair value of derivative instruments designated as effective hedges				(4,828)	(9,000)

Total fair value of derivative instruments				$(4,828)	$(9,000)

Total fair value included in other assets				$—	$—

Total fair value included in other liabilities				$(4,828)	$(9,000)

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. It is estimated that approximately $4.8 million included in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense over the next four months.
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
The Company has entered into warrant agreements with Yucaipa, as discussed in note 5, providing Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P. (collectively, the “Investors”) with consent rights over certain transactions for so long as they collectively own or have the right to purchase through exercise of the warrants 6,250,000 shares of the Company’s common stock.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2010 the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. Accordingly, all derivatives have been classified as Level 2 fair value measurements.
In connection with the issuance of 75,000 of the Company’s Series A Preferred Securities to the Investors, as discussed in note 8, the Company also issued warrants to purchase 12,500,000 shares of the Company’s common stock at an exercise price of $6.00 per share to the Investors. Until October 15, 2010, the Investors have certain rights to purchase their pro rata share of any equity or debt securities offered or sold by the Company. In addition, the $6.00 exercise price of the warrants is subject to certain reductions if, any time prior to the first anniversary of the warrant issuance, the Company issues shares of common stock below $6.00 per share. The fair value for each warrant granted was estimated at the date of grant using the Black-Scholes option pricing model, an allowable valuation method under ASC 718-10. The estimated fair value per warrant was $1.96 on October 15, 2009.
Although the Company has determined that the majority of the inputs used to value the outstanding warrants fall within Level 1 of the fair value hierarchy, the Black-Scholes model utilizes Level 3 inputs, such as estimates of the Company’s volatility. The estimated fair value of the Company’s outstanding warrants issued to the Investors as a result of applying Level 3 measurements as of March 31, 2010 was $2.62 per warrant or $32.8 million. See notes 5 and 8.
Fair Value of Financial Instruments
As mentioned below and in accordance with ASC 825-10 and ASC 270-10, Presentation, Interim Reporting (“ASC 825-10 and ASC 270-10”) the Company provides quarterly fair value disclosures for financial instruments. Disclosures about fair value of financial instruments are based on pertinent information available to management as of the valuation date. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold, or settled. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The Company’s financial instruments include cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, and fixed and variable rate long-term debt. Management believes the carrying amount of the aforementioned financial instruments, excluding fixed-rate long-term debt, is a reasonable estimate of fair value as of March 31, 2010 and December 31, 2009 due to the short-term maturity of these items or variable interest rate.
The fair value of the Company’s $233.1 million of fixed rate debt as of March 31, 2010 and December 31, 2009 was approximately $237.7 million and $222.8 million, respectively, using market interest rates. See note 6.
Stock-based Compensation
The Company accounts for stock based employee compensation using the fair value method of accounting as defined in ASC 718-10, Compensation, Stock Based Compensation (“ASC 718-10”). For share grants, total compensation expense is based on the price of the Company’s stock at the grant date. For option grants, the total compensation expense is based on the estimated fair value using the Black-Scholes option-pricing model. Compensation expense is recorded ratably over the vesting period, if any. Stock compensation expense recognized for the three months ended March 31, 2010 and 2009 was $3.8 million and $3.1 million, respectively.
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
Noncontrolling Interest
The Company follows ASC 810-10, when accounting and reporting for noncontrolling interests in a consolidated subsidiary and the deconsolidation of a subsidiary. Under ASC 810-10, the Company reports noncontrolling interests in subsidiaries as a separate component of stockholders’ equity in the consolidated financial statements and reflects net income (loss) attributable to the noncontrolling interests and net income (loss) attributable to the common stockholders on the face of the consolidated statements of operations.
The membership units in Morgans Group, the Company’s operating company, owned by the Former Parent is presented as noncontrolling interest in Morgans Group in the consolidated balance sheets and was approximately $12.7 million and $13.3 million as of March 31, 2010 and December 31, 2009, respectively. The noncontrolling interest in Morgans Group is: (i) increased or decreased by the limited members’ pro rata share of Morgans Group’s net income or net loss, respectively; (ii) decreased by distributions; (iii) decreased by exchanges of membership units for the Company’s common stock; and (iv) adjusted to equal the net equity of Morgans Group multiplied by the limited members’ ownership percentage immediately after each issuance of units of Morgans Group and/or shares of the Company’s common stock and after each purchase of treasury stock through an adjustment to additional paid-in capital. Net income or net loss allocated to the noncontrolling interest in Morgans Group is based on the weighted-average percentage ownership throughout the period.
Additionally, $1.0 million and $1.1 million was recorded as noncontrolling interest as of March 31, 2010 and December 31, 2009, respectively, which represents the Company’s third-party food and beverage joint venture partner’s interest in the restaurant ventures at certain of the Company’s hotels.

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
On June 12, 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which has subsequently been codified in ASC 810-10. ASC 810-10 amends prior guidance established in FIN 46R and changes the consolidation guidance applicable to a variable interest entity (a “VIE”). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is therefore required to consolidate an entity by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance, and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, FIN 46R required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. Qualified special purpose entities, which were previously exempt from the application of this standard, will be subject to the provisions of this standard. ASC 810-10 also requires enhanced disclosures about an enterprise’s involvement with a VIE. The adoption of this topic did not have an impact on the Company’s consolidated financial statements. See note 2 for further discussion.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162, which has been codified in ASC 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 is a pronouncement establishing the FASB ASC as the single official source of authoritative, nongovernmental GAAP. The ASC did not change GAAP but reorganized the literature. This pronouncement is effective for interim and annual periods ending after September 15, 2009. This pronouncement impacts disclosures only and did not have any impact on the Company’s consolidated financial condition, results of operations or cash flows.
The Company adopted certain provisions of Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”), in the first quarter of 2010. These provisions of ASU No. 2010-06 amended ASC 820-10, Fair Value Measurements and Disclosures, by requiring additional disclosures for transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring fair value measurement disclosures for each “class” of assets and liabilities, a subset of the captions disclosed in our consolidated balance sheets. The adoption did not have a material impact on our consolidated financial statements or our disclosures, as we did not have any transfers between Level 1 and Level 2 fair value measurements and did not have material classes of assets and liabilities that required additional disclosure.
The Company adopted Accounting Standards Update No. 2010-09 Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements (“ASU No. 2010-09”) in the first quarter of 2010. ASU No. 2010-09 amended ASC 855-10, Subsequent Events — Overall by removing the requirement for a United States Securities and Exchange Commission registrant to disclose a date, in both issued and revised financial statements, through which that filer had evaluated subsequent events. Accordingly, we removed the related disclosure from note 2 above and the adoption did not have a material impact on our consolidated financial statements.

Reclassifications
Certain prior year financial statement amounts have been reclassified to conform to the current year presentation, including discontinued operations, as discussed in note 9.
3. Income (Loss) Per Share
The Company applies the two-class method as required by ASC 260-10, Earnings per Share (“ASC 260-10”). ASC 260-10 requires the net income per share for each class of stock (common stock and preferred stock) to be calculated assuming 100% of the Company’s net income is distributed as dividends to each class of stock based on their contractual rights. To the extent the Company has undistributed earnings in any calendar quarter, the Company will follow the two-class method of computing earnings per share.
Basic earnings (loss) per share is calculated based on the weighted average number of common stock outstanding during the period. Diluted earnings (loss) per share include the effect of potential shares outstanding, including dilutive securities. Potential dilutive securities may include shares and options granted under the Company’s stock incentive plan and membership units in Morgans Group, which may be exchanged for shares of the Company’s common stock under certain circumstances. The 954,065 outstanding Morgans Group membership units (which may be converted to common stock) at March 31, 2010 have been excluded from the diluted net income (loss) per common share calculation, as there would be no effect on reported diluted net income (loss) per common share. All unvested restricted stock units, LTIP Units (as defined in note 7), stock options, shares issuable upon conversation of outstanding Convertible Notes (as defined in note 7), and warrants issued to the holders of our preferred stock have been excluded from loss per share for the three months ended March 31, 2010 and 2009 as they are anti-dilutive.
The table below details the components of the basic and diluted loss per share calculations (in thousands, except for per share data):

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009
Numerator:
Net loss from continuing operations	$(33,351)	$(10,611)
Net income from discontinued operations	17,391	24

Net loss attributable to common shareholders	(15,960)	(10,587)

Less: preferred stock dividends and accretion	2,078	—

Numerator for basic and diluted loss available to common stockholders	$(18,038)	$(10,587)

Denominator, continuing and discontinued operations:
Weighted average basic common shares outstanding	29,849	29,558
Effect of dilutive securities	—	—

Weighted average diluted common shares outstanding	29,849	29,558

Basic and diluted loss from continuing operations per share	$(1.18)	$(0.36)

Basic and diluted income from discontinued operations per share	$0.58	$—

Basic and diluted loss available to common stockholders per common share	$(0.60)	$(0.36)

4. Investments in and Advances to Unconsolidated Joint Ventures
The Company’s investments in and advances to unconsolidated joint ventures and its equity in income (losses) of unconsolidated joint ventures are summarized as follows (in thousands):
Investments

	As of	As of
	March 31,	December 31,
Entity	2010	2009
Mondrian South Beach	$10,322	$10,745
Mondrian SoHo	8,335	8,335
Boston Ames	10,788	11,185
Other	2,423	2,180

Total investments in and advances to unconsolidated joint ventures	$31,868	$32,445

	As of	As of
	March 31,	December 31,
Entity	2010	2009
Morgans Hotel Group Europe Ltd.	$(353)	$(1,604)
Restaurant Venture — SC London	(1,394)	(1,136)
Hard Rock Hotel & Casino	—	—

Total losses from and distributions in excess of investment in unconsolidated joint ventures	$(1,747)	$(2,740)

Equity in income (loss) from unconsolidated joint ventures

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2010	2009
Morgans Hotel Group Europe Ltd.	$812	$(332)
Restaurant Venture — SC London	(257)	(159)
Mondrian South Beach	(423)	14
Ames	(397)	—
Echelon Las Vegas	—	(67)
Other	2	1

Total equity in loss from unconsolidated joint ventures.	$(263)	$(543)

Morgans Hotel Group Europe Limited
As of March 31, 2010, the Company owned interests in two hotels in London, England, St Martins Lane, a 204-room hotel, and Sanderson, a 150-room hotel, through a 50/50 joint venture known as Morgans Hotel Group Europe Limited (“Morgans Europe”) with Walton MG London Investors V, L.L.C (“Walton”).
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
Under a management agreement with Morgans Europe, the Company earns management fees and a reimbursement for allocable chain service and technical service expenses. The Company is also entitled to an incentive management fee and a capital incentive fee. The Company did not earn any incentive fees during the three months ended March 31, 2010 and 2009.
Morgans Europe, has outstanding mortgage debt of £99.9 million, or approximately $150.4 million at the exchange rate of 1.51 US dollars to GBP at March 31, 2010, which matures on November 24, 2010. The joint venture is currently considering various options with respect to the refinancing of this mortgage obligation.
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
The joint venture acquired the existing building and land for a gross purchase price of $110.0 million. An initial equity investment of $15.0 million from each of the Company and Hudson Capital was funded at closing, and subsequently each member also contributed $8.0 million of additional equity. The Company and an affiliate of Hudson Capital provided additional mezzanine financing of approximately $22.5 million in total to the joint venture to fund completion of the construction at Mondrian South Beach in 2008. Additionally, the joint venture initially received mortgage loan financing of approximately $124.0 million at a rate of LIBOR plus 300 basis points. A portion of this mortgage debt was paid down, prior to the amendment discussed below, with proceeds obtained from condominium sales. In April 2008, the Mondrian South Beach joint venture obtained a mezzanine loan of $28.0 million bearing interest at LIBOR, based on the rate set date, plus 600 basis points. Both the $28.0 million lender provied mezzanine loan and the $22.5 million joint venture partner provided mezzanine loan were amended in April 2010, as discussed below.
On November 25, 2008, together with its joint venture partner, the Company amended and restated the mortgage loan and mezzanine loan agreements related to the Mondrian South Beach to provide for, among other things, four one-year extension options of the third-party financing. The loans matured on August 1, 2009.
In April 2010, the joint venture amended the non-recourse financing secured by the property and extended the maturity date for up to seven years until April 2017. Among other things, the amendment allows the joint venture to accrue all interest for a period of two years and a portion thereafter and provides the joint venture the ability to provide seller financing to qualified condominium buyers with up to 80% of the condominium purchase price. Each of the joint venture partners contributed an additional $2.75 million to the joint venture resulting in total mezzanine financing provided by the partners of $28.0 million. The amendment also provides that this $28.0 million investment in the property be elevated in the capital structure to become, in effect, on par with the lender’s mezzanine debt so that the joint venture receives at least 50% of all returns in excess of the first mortgage.
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
Hard Rock Hotel & Casino
Formation and Financing
On February 2, 2007, the Company and Morgans Group (together, the “Morgans Parties”), an affiliate of DLJ Merchant Banking Partners (“DLJMB”), and certain other DLJMB affiliates (such affiliates, together with DLJMB, collectively the “DLJMB Parties”) completed the acquisition of the Hard Rock Hotel & Casino in Las Vegas (“Hard Rock”). The acquisition was completed through a joint venture entity, Hard Rock Hotel Holdings, LLC, funded one-third, or approximately $57.5 million, by the Morgans Parties, and two-thirds, or approximately $115.0 million, by the DLJMB Parties. In connection with the joint venture’s acquisition of the Hard Rock, certain subsidiaries of the joint venture entered into a debt financing in the form of a real estate loan in the commercial mortgage-backed securities market (the “CMBS Facility”), which provided for a $760.0 million acquisition loan that was used to fund the acquisition, of which $110.0 million was repaid according to the terms of the loan, and a construction loan of up to $620.0 million for the expansion project at the Hard Rock. The DLJMB Parties and the Morgans Parties have subsequently made additional contributions primarily to fund the expansion. As of March 31, 2010, the DLJMB Parties had contributed an aggregate of $424.4 million in cash and the Morgans Parties had contributed an aggregate of $75.8 million in cash. In 2009, the Company wrote down its investment in Hard Rock to zero.

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
Capital Structure
As a result of additional disproportionate cash contributions made by the DLJMB Parties since the formation of the Hard Rock joint venture, the Company held approximately a 12.8% ownership interest in the joint venture as of March 31, 2010, based on cash contributions and applying a weighting of 1.75x to the DLJMB Parties contributions in excess of $250.0 million, which was the last agreed weighting for capital contributions beyond the amount initially committed by the DLJMB Parties. Some of these additional contributions made by the DLJMB Parties may ultimately receive a greater weighting based on an appraisal process included in the joint venture agreement or as otherwise agreed by the parties, which would further dilute the Company’s ownership interest. Although the Company has the right to participate in any future capital contributions that may be called by the joint venture’s board of directors, the Company has no obligation to fund such contributions. To the extent the Company decides not to participate in any such contribution, its interest in the joint venture will be diluted.
Management Agreement
Under an amended property management agreement, the Company operates the hotel, retail, food and beverage, entertainment and all other businesses related to the Hard Rock, excluding the casino prior to March 1, 2008, as discussed below. Under the terms of the agreement, the Company receives a management fee and a chain service expense reimbursement of all non-gaming revenue including casino rents and all other rental income. The Company can also earn an incentive management fee based on EBITDA, as defined, above certain levels. The term of the management contract is 20 years with two 10-year renewals. Beginning 12 months following the year of completion of the expansion, the Company’s management agreement is subject to certain performance tests, namely achievement of an EBITDA hurdle, as defined in the amended property management agreement.
Mondrian SoHo
In June 2007, the Company contributed approximately $5.0 million for a 20% equity interest in a joint venture with Cape Advisors Inc. to acquire and develop a Mondrian hotel in the SoHo neighborhood of New York City. The Company subsequently contributed an additional $3.3 million resulting in a total investment of $8.3 million as of March 31, 2010. The joint venture obtained a loan of $195.2 million to acquire and develop the hotel, which matures in June 2010. The joint venture is in discussions with the lender regarding the extension of the loan maturity and other matters. The Mondrian SoHo is currently under construction and is expected to have approximately 270 rooms, a restaurant, bar, and other facilities. The hotel is expected to open in late 2010 and the Company is expected to operate the hotel under a 10-year management contract with two 10-year extension options.

Ames
On June 17, 2008, the Company, Normandy Real Estate Partners, and Ames Hotel Partners entered into a joint venture agreement as part of the development of the Ames hotel in Boston. Ames opened on November 19, 2009 and has 114 guest rooms, a restaurant, bar and other facilities. The Company manages Ames under a long-term management contract.
The Company has contributed approximately $11.0 million in equity through March 31, 2010 for an approximately 31% interest in the joint venture. The project qualified for federal and state historic rehabilitation tax credits of approximately $14.8 million. The proceeds from investors for the sale of these tax credits were approximately $15.4 million. The joint venture has obtained a development loan for $46.5 million, which amount was outstanding as of March 31, 2010.
Shore Club
The Company operates Shore Club under a management contract and owned a minority ownership interest of approximately 7% at March 31, 2010. On September 15, 2009, the joint venture that owns Shore Club received a notice of default on behalf of the special servicer for the lender on the joint venture’s mortgage loan for failure to make its September monthly payment and for failure to maintain its debt service coverage ratio, as required by the loan documents. On October 7, 2009, the joint venture received a second letter on behalf of the special servicer for the lender accelerating the payment of all outstanding principal, accrued interest, and all other amounts due on the mortgage loan. The lender also demanded that the joint venture transfer all rents and revenues directly to the lender to satisfy the joint venture’s debt. In March 2010, the lender for the Shore Club mortgage initiated foreclosure proceedings against the property. The Company is continuing to operate the hotel pursuant to the management agreement during foreclosure proceedings, but is uncertain whether the Company will continue to manage the property once foreclosure proceedings are complete.
5. Other Liabilities
Other liabilities consist of the following (in thousands):

	As of	As of
	March 31,	December 31,
	2010	2009
Interest swap liability (note 2)	$4,828	$9,000
Designer fee payable	13,865	13,866
Warrant liability (note 8)	32,782	18,428

	$51,475	$41,294

Interest Swap Liability
As discussed further in note 2, the estimated fair value of the interest rate swap derivative liability was approximately $4.8 million and $9.0 million at March 31, 2010 and December 31, 2009, respectively.
Designer Fee Payable
The Former Parent had an exclusive service agreement with a hotel designer, pursuant to which the designer has initiated various claims related to the agreement. Although the Company is not a party to the agreement, it may have certain contractual obligations or liabilities to the Former Parent in connection with the agreement. According to the agreement, the designer was owed a base fee for each designed hotel, plus 1% of Gross Revenues, as defined in the agreement, for a 10-year period from the opening of each hotel. In addition, the agreement also called for the designer to design a minimum number of projects for which the designer would be paid a minimum fee. A liability amount has been estimated and recorded in these consolidated financial statements before considering any defenses and/or counter-claims that may be available to the Company or the Former Parent in connection with any claim brought by the designer. The estimated costs of the design services were capitalized as a component of the applicable hotel and amortized over the five-year estimated life of the related design elements. Until December 2009, interest was accreted each year on the liability and charged to interest expense using a rate of 9%.

Warrant Liability
As discussed further in notes 2 and 8, on October 15, 2009, in connection with the issuance of 75,000 of the Company’s Series A Preferred Securities to the Investors, as discussed in note 8, the Company issued warrants to purchase 12,500,000 shares of the Company’s common stock at an exercise price of $6.00 per share to the Investors. Due to the potential anti-dilution adjustment prior to the first anniversary of the warrant issuance, the Company is required to fair value the warrants, which are recorded as a liability until expiration of this anti-dilution clause on October 15, 2010.
6. Long-Term Debt and Capital Lease Obligations
Long-term debt consists of the following (in thousands):

	As of	As of	Interest rate at
	March 31,	December 31,	March 31,
Description	2010	2009	2010
Notes secured by Hudson and Mondrian (a)	$364,000	$364,000	LIBOR + 1.25%
Clift debt (b)	84,149	83,206	9.60%
Promissory notes (c)	10,500	10,500	11.00%
Liability to subsidiary trust (d)	50,100	50,100	8.68%
Revolving credit (e)	23,508	23,508	(f )
Convertible Notes, face value of $172.5 million (f)	162,160	161,591	2.38%
Capital lease obligations	6,108	6,108	varies

Total long term debt	$700,525	$699,013

Note secured by discontinued operation (g)	—	40,000	LIBOR + 2.30%

(a) Mortgage Agreement — Notes secured by Hudson and Mondrian Los Angeles
On October 6, 2006, subsidiaries of the Company entered into non-recourse mortgage financings with Wachovia Bank, National Association, as lender, consisting of two separate mortgage loans and a mezzanine loan (collectively, the “Mortgages”). As of March 31, 2010, the Mortgages were comprised of a $217.0 million first mortgage note secured by Hudson, a $26.5 million mezzanine loan secured by a pledge of the equity interests in the Company’s subsidiary owning Hudson, and a $120.5 million first mortgage note secured by Mondrian Los Angeles.
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

The Mortgages require the Company’s subsidiary borrowers (entities owning Hudson and Mondrian Los Angeles) to fund reserve accounts to cover monthly debt service payments. Those subsidiary borrowers are also required to fund reserves for property, sales and occupancy taxes, insurance premiums, capital expenditures and the operation and maintenance of those hotels. Reserves are deposited into restricted cash accounts and are released as certain conditions are met. As of March 31, 2010, the Mortgages have fallen below the required debt service coverage and as such, all excess cash, once all other reserve accounts are completed, is funded into a curtailment reserve fund. As of March 31, 2010, the balance in the curtailment reserve fund was $11.9 million. If the debt service coverage for hotels securing the Mortgages improves above the requirement for two consecutive quarters, the cash in the curtailment reserve account will be released to the Company. The subsidiary borrowers are not permitted to have any liabilities other than certain ordinary trade payables, purchase money indebtedness, capital lease obligations and certain other liabilities.
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
(b) Clift Debt
In October 2004, Clift Holdings LLC (“Clift Holdings”) sold the hotel to an unrelated party for $71.0 million and then leased it back for a 99-year lease term. Under this lease, the Company is required to fund operating shortfalls including the lease payments and to fund all capital expenditures. This transaction did not qualify as a sale due to the Company’s continued involvement and therefore is treated as a financing.
The lease payment terms are as follows:

Years 1 and 2	$2.8 million per annum (completed in October 2006)
Years 3 to 10	$6.0 million per annum
Thereafter	Increased at 5-year intervals by a formula tied to increases in the Consumer Price Index. At year 10, the increase has a maximum of 40% and a minimum of 20%. At each payment date thereafter, the maximum increase is 20% and the minimum is 10%.
Due to the amount of the payments stated in the lease, which will increase periodically, and the economic environment in which the hotel operates, Clift Holdings, the Company’s subsidiary that leases Clift, had not been operating Clift at a profit and Morgans Group had been funding cash shortfalls sustained at Clift in order to enable Clift Holdings to make lease payments from time to time. On March 1, 2010, however, the Company discontinued subsidizing Clift Holdings and Clift Holdings stopped making the scheduled monthly payments. Under the lease, the owners’ recourse is limited to Clift Holdings, which has no substantial assets other than its leasehold interest in Clift. The Company has been in discussions with the owners to restructure the payment obligations. However, on May 4, 2010, the owners filed a lawsuit against Clift Holdings. There can be no assurance that it will be successful in restructuring the lease or in continuing to operate Clift.
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
The Company has identified that the Trust is a variable interest entity under ASC 810-10. Based on management’s analysis, the Company is not the primary beneficiary since it does not absorb a majority of the expected losses, nor is it entitled to a majority of the expected residual returns. Accordingly, the Trust is not consolidated into the Company’s financial statements. The Company accounts for the investment in the common stock of the Trust under the equity method of accounting.
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
•
revised the fixed charge coverage ratio (defined generally as the ratio of consolidated EBITDA excluding Mondrian Scottsdale’s EBITDA for the periods ending June 30, 2009 and September 30, 2009 and Clift’s EBITDA for all periods to consolidated interest expense excluding Mondrian Scottsdale’s interest expense for the periods ending June 30, 2009 and September 30, 2009 and Clift’s interest expense for all periods) that the Company is required to maintain for each four-quarter period to no less than 0.90 to 1.00 from the previous fixed charge coverage ratio of no less than 1.75 to 1.00. As of March 31, 2010, the Company’s fixed charge coverage ratio under the Amended Revolving Credit Facility was 1.09x;

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

In addition to the provisions above, the Amended Revolving Credit Facility reduced the maximum aggregate amount of the commitments from $220.0 million to $125.0 million, divided into two tranches: (i) a revolving credit facility in an amount equal to $90.0 million (the “New York Tranche”), which is secured by a mortgage on Morgans and Royalton (the “New York Properties”) and a mortgage on Delano South Beach (the “Florida Property”); and (ii) a revolving credit facility in an amount equal to $35.0 million (the “Florida Tranche”), which is secured by the mortgage on the Florida Property (but not the New York Properties). The Amended Revolving Credit Facility also provides for a letter of credit facility in the amount of $25.0 million, which is secured by the mortgages on the New York Properties and the Florida Property. At any given time, the amount available for borrowings under the Amended Revolving Credit Facility is contingent upon the borrowing base valuation, which is calculated as the lesser of (i) 60% of appraised value and (ii) the implied debt service coverage value of certain collateral properties securing the Amended Revolving Credit Facility; provided that the portion of the borrowing base attributable to the New York Properties will never be less than 35% of the appraised value of the New York Properties. Following appraisals in March 2010, total availability under the Amended Revolving Credit Facility as of March 31, 2010 was $122.3 million, of which the outstanding principal balance was $23.5 million, and approximately $2.0 million of letters of credit were posted, all allocated to the Florida Tranche.
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
On January 1, 2009, the Company adopted ASC 470-20, which clarifies the accounting for convertible notes payable. ASC 470-20 requires the proceeds from the issuance of convertible notes to be allocated between a debt component and an equity component. The debt component is measured based on the fair value of similar debt without an equity conversion feature, and the equity component is determined as the residual of the fair value of the debt deducted from the original proceeds received. The resulting discount on the debt component is amortized over the period the debt is expected to be outstanding as additional interest expense. ASC 470-20 required retroactive application to all periods presented. The equity component, recorded as additional paid-in capital, was $9.0 million, which represents the difference between the proceeds from issuance of the Convertible Notes and the fair value of the liability, net of deferred taxes of $6.4 million as of the date of issuance of the Convertible Notes.
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

(g) Mortgage Debt of Discontinued Operation
In May 2006, the Company obtained a $40.0 million non-recourse mortgage and mezzanine financing on Mondrian Scottsdale, which accrued interest at LIBOR plus 2.3%, and for which Morgans Group had provided a standard non-recourse carve-out guaranty. In June 2009, the non-recourse mortgage and mezzanine loans matured and the Company discontinued subsidizing the debt service. The lender foreclosed on the property and terminated the management agreement with an effective termination date of March 16, 2010.
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
A summary of stock-based incentive awards as of March 31, 2010 is as follows (in units, or shares, as applicable):

	Restricted Stock
	Units	LTIP Units	Stock Options
Outstanding as of January 1, 2010	1,265,332	2,018,659	1,659,279
Granted during 2010	—	—	—
Distributed/exercised during 2010	(65,696)	(193,139)	—
Forfeited during 2010	(20,482)	(7,702)	(142,776)

Outstanding as of March 31, 2010	1,179,154	1,817,818	1,516,503

Vested as of March 31, 2010	182,370	982,438	1,129,752

As of March 31, 2010 and December 31, 2009, there were approximately $9.3 million and $13.3 million, respectively, of total unrecognized compensation costs related to unvested share awards. As of March 31, 2010, the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 10 months.

Total stock compensation expense, which is included in corporate expenses on the accompanying consolidated statements of operations, was $3.8 million and $3.1 million for the three months ended March 31, 2010 and 2009, respectively.
On April 5, 2010, the Compensation Committee of the Board of Directors of the Company issued an aggregate of 409,703 LTIP units to the Company’s named executive officers under the Amended 2007 Incentive Plan. All grants vest one-third of the amount granted on each of the first three anniversaries of the grant date so long as the recipient continues to be an eligible participant. The estimated fair value of each such LTIP unit granted was $6.76 at the grant date.
On April 22, 2010, the Compensation Committee of the Board of Directors of the Company issued an aggregate of 198,100 RSUs to employees under the Amended 2007 Incentive Plan. All grants vest one-third of the amount granted on each of the first three anniversaries of the grant date so long as the recipient continues to be an eligible participant. The estimated fair value of each such RSU granted was $8.10 at the grant date.
8. Preferred Securities and Warrants
On October 15, 2009, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with the Investors. Under the Securities Purchase Agreement, the Company issued and sold to the Investors (i) 75,000 shares of the Company’s Series A Preferred Securities, $1,000 liquidation preference per share (the “Series A Preferred Securities”), and (ii) warrants to purchase 12,500,000 shares of the Company’s common stock at an exercise price of $6.00 per share.
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
As discussed in notes 2 and 5, the warrants to purchase 12,500,000 shares of the Company’s common stock at an exercise price of $6.00 per share have a 7-1/2 year term and are exercisable utilizing a cashless exercise method only, resulting in a net share issuance. Until October 15, 2010, the Investors have certain rights to purchase their pro rata share of any equity or debt securities offered or sold by the Company. In addition, the $6.00 exercise price of the warrants is subject to certain reductions if, any time prior to the first anniversary of the warrant issuance, the Company issues shares of common stock below $6.00 per share. The exercise of the warrants is also subject to an exercise cap which effectively limits the Investors’ beneficial ownership of the Company’s common stock to 9.9% at any one time, unless the Company is no longer subject to gaming requirements or the Investors obtain all necessary gaming approvals to hold and exercise in full the warrants. The exercise price and number of shares subject to the warrant are both subject to anti-dilution adjustments.
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
The initial carrying value of the Series A Preferred Securities was recorded at its net present value less costs to issue on the date of issuance. The carrying value will be periodically adjusted for accretion of the discount. As of March 31, 2010, the value of the Series A Preferred Securities was $49.1 million, which includes the accretion of $1.1 million.
The Company calculated the estimated fair value of the warrants using the Black-Scholes valuation model, as discussed in note 2.
The Company and Yucaipa American Alliance Fund II, LLC, an affiliate of the Investors (the “Fund Manager”), also entered into a Real Estate Fund Formation Agreement (the “Fund Formation Agreement”) on October 15, 2009 pursuant to which the Company and the Fund Manager have agreed to use their good faith efforts to endeavor to raise a private investment fund (the “Fund”). The purpose of the Fund will be to invest in hotel real estate projects located in North America. The Company will be offered the opportunity to manage the hotels owned by the Fund under long-term management agreements. In connection with the Fund Formation Agreement, the Company issued to the Fund Manager 5,000,000 contingent warrants to purchase the Company’s common stock at an exercise price of $6.00 per share with a 7-1/2 year term. These contingent warrants will only become exercisable if the Fund obtains capital commitments in certain amounts over certain time periods and also meets certain further capital commitment and investment thresholds. The exercise of these contingent warrants is also subject to an exercise cap which effectively limits the Fund Manager’s beneficial ownership (which is considered jointly with the Investors’ beneficial ownership) of the Company’s common stock to 9.9% at any one time, subject to certain exceptions. The exercise price and number of shares subject to these contingent warrants are both subject to anti-dilution adjustments. As of March 31, 2010, no contingent warrants have been issued and no value has been assigned to the warrants, as the Company cannot determine the probability that the Fund will be raised. In the event the Fund is raised and contingent warrants are issued, the Company will determine the value of the contingent warrants in accordance with ASC 505-50, Equity-Based Payments to Non-Employees.
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
On April 21, 2010, the Company entered into a Waiver Agreement (the “Waiver Agreement”) with the Investors. The Waiver Agreement permits the purchase by the Investors of up to $88 million in aggregate principal amount of the Convertible Notes within six months of April 21, 2010 and subject to the limitations and conditions set forth therein. Pursuant to the Waiver Agreement, in the event an Investor proposes to sell the Convertible Notes at a time when the market price of a share of the Company’s common stock exceeds the then effective conversion price of the Convertible Notes, the Company is granted certain rights of first refusal for the purchase of the same from the Investors. In the event an Investor proposes to sell the Convertible Notes at a time when the market price of a share of the Company’s common stock is equal to or less than the then effective conversion price of the Convertible Notes, the Company is granted certain rights of first offer to purchase the same from the Investors.
9. Discontinued Operations
In May 2006, the Company obtained a $40.0 million non-recourse mortgage and mezzanine financing on Mondrian Scottsdale, which accrued interest at LIBOR plus 2.3%, and for which Morgans Group had provided a standard non-recourse carve-out guaranty. In June 2009, the non-recourse mortgage and mezzanine loans matured and the Company discontinued subsidizing the debt service. The lender foreclosed on the property and terminated the management agreement with an effective termination date of March 16, 2010.

The Company has reclassified the individual assets and liabilities to the appropriate discontinued operations line items on its March 31, 2010 and December 31, 2009 balance sheets. Additionally, the Company reclassified the hotels results of operations and cash flows to discontinued operations on the Company’s statements of operations and cash flows. For the three months ended March 31, 2010, the Company recorded income from discontinued operations of approximately $17.4 million.
The following sets forth the discontinued operations for the three months ended March 31, 2010 and 2009, related to the Company’s discontinued operations (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2010	2009
Operating revenues	$1,594	$3,049
Operating expenses	(1,722)	(2,439)
Interest expense	(166)	(277)
Depreciation and amortization expense	(268)	(292)
Income tax expense	—	(17)
Gain on disposal	17,953	—

Income from discontinued operations	$17,391	$24

10. Related Party Transactions
The Company earned management fees, chain services fees and fees for certain technical services and has receivables from hotels it owns through investments in unconsolidated joint ventures as well as hotels owned by the Former Parent. These fees totaled approximately $4.4 million and $3.4 million for the three months ended March 31, 2010 and 2009, respectively.
As of March 31, 2010 and December 31, 2009, the Company had receivables from these affiliates of approximately $10.3 million and $9.5 million, respectively, which are included in related party receivables on the accompanying consolidated balance sheets.
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
11. Litigation
Potential Litigation
The Company understands that Mr. Philippe Starck has attempted to initiate arbitration proceedings in the London Court of International Arbitration regarding an exclusive service agreement that he entered into with Residual Hotel Interest LLC (formerly known as Morgans Hotel Group LLC) in February 1998 regarding the design of certain hotels now owned by the Company and its subsidiaries. The Company is not a party to these proceedings at this time. See note 5.

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
Petra Litigation Regarding Scottsdale Mezzanine Loan
On April 7, 2010, Petra CRE CDO 2007-1, LTD, a Cayman Islands Exempt Company (“Petra”), filed a complaint against Morgans Group LLC in the Supreme Court of the State of New York County of New York in connection with an approximately $14.0 million non-recourse mezzanine loan made on December 1, 2006 by Greenwich Capital Financial Products Company LLC (the “Original Lender”) to Mondrian Scottsdale Mezz Holding Company LLC, a wholly-owned subsidiary of Morgans Group LLC. The mezzanine loan relates to the Scottsdale, Arizona property previously owned by the Company. In connection with the mezzanine loan, Morgans Group LLC entered into a so-called “bad boy” guaranty providing for recourse liability under the mezzanine loan in certain limited circumstances. Pursuant to an assignment by the Original Lender, Petra is the holder of an interest in the mezzanine loan. The complaint alleges that the foreclosure of the Scottsdale property by a senior lender on March 16, 2010 constitutes an impermissible transfer of the property that triggered recourse liability of Morgans Group LLC pursuant to the guaranty. Petra demands damages of approximately $15.9 million plus costs and expenses.
The Company believes that a foreclosure based on a payment default does not create one of the limited circumstances under which Morgans Group LLC would have recourse liability under the guaranty. The Company intends to deny the allegations of the Complaint when a response is due and defend this lawsuit vigorously. However, it is not possible to predict or determine the outcome of the lawsuit.
Clift Lawsuit
Due to the amount of the payments stated in the lease, which will increase periodically, and the economic environment in which the hotel operates, Clift Holdings had not been operating Clift at a profit and Morgans Group had been funding cash shortfalls sustained at Clift in order to enable Clift Holdings to make lease payments from time to time. On March 1, 2010, however, the Company discontinued subsidizing Clift Holdings and Clift Holdings stopped making the scheduled monthly payment. Under the lease, the owners’ recourse is limited to Clift Holdings, which has no substantial assets other than its leasehold interest in Clift.
On May 4, 2010, Hasina, LLC, Kalpana, LLC, Rigg Hotel, LLC, JRIA LLC and Tarstone Hotels, LLC filed a complaint against Clift Holdings in the San Francisco Superior Court regarding Clift Holdings’ non-payment of the Clift obligations. The complaint demands, among other things, approximately $1.0 million for overdue payments, $16,318 for each day that Clift Holdings does not vacate the premises, attorneys fees and possession of the property. The Company has been in discussions with the owners regarding resolution of this issue, but there can be no assurance that such discussions will continue or will be successful.
Other Litigation
The Company is involved in various lawsuits and administrative actions in the normal course of business. In management’s opinion, disposition of these lawsuits is not expected to have a material adverse effect on our financial position, results of operations or liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2010. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those set forth under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
Overview
We are a fully integrated hospitality company that operates, owns, acquires, develops and redevelops boutique hotels primarily in gateway cities and select resort markets in the United States and Europe. Over our 26-year history, we have gained experience operating in a variety of market conditions.
The historical financial data presented herein is the historical financial data for:
•	our Owned Hotels, consisting of Morgans, Royalton and Hudson in New York, Delano South Beach in Miami, Mondrian Los Angeles in Los Angeles, and Clift in San Francisco;
•	our Joint Venture Hotels, consisting of our London hotels (Sanderson and St Martins Lane), Hard Rock in Las Vegas, Mondrian South Beach and Shore Club in South Beach, Miami, and Ames in Boston;
•	our non-Morgans Hotel Group branded hotels which we manage independently, consisting of the San Juan Water and Beach Club in Isla Verde, Puerto Rico and Hotel Las Palapas in Playa del Carmen, Mexico;
•	our investments in hotels under construction, such as Mondrian SoHo, and our investment in other proposed properties;
•	our investment in certain joint venture food and beverage operations at our Owned Hotels and Joint Venture Hotels, discussed further below;
•	our management company subsidiary, MHG Management Company; and
•	the rights and obligations contributed to Morgans Group in the formation and structuring transactions described in note 1 to the Consolidated Financial Statements, included elsewhere in this report.
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
As of March 31, 2010, we operated the following Joint Venture Hotels under management agreements which expire as follows:
•	Sanderson — June 2018 (with one 10-year extension at our option);
•	St Martins Lane — June 2018 (with one 10-year extension at our option);
•	Shore Club — July 2022;

•	Hard Rock — February 2027 (with two 10-year extensions);
•	Mondrian South Beach — August 2026; and
•	Ames — November 2024.
In addition to the Joint Venture Hotels, we also manage two non-Morgans Hotel Group branded hotels. In October 2009, we began managing the San Juan Water and Beach Club in Isla Verde, Puerto Rico under a 10-year management agreement. As of March 31, 2010, we had contributed approximately $0.2 million for an approximately 13.3% ownership interest in the San Juan Water and Beach Club. In December, we began managing Hotel Las Palapas in Playa del Carmen, Mexico under a five-year management agreement with one five-year extension, which is automatic so long as we are not in default under the management agreement. We do not have an ownership interest in Hotel Las Palapas. We have also signed an agreement to manage Mondrian SoHo once development is complete. We have signed management agreements to manage various other hotels that are in development, including a Mondrian Palm Springs project, but we are unsure of the future of the development of these hotels as financing has not yet been obtained.
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
Factors Affecting Our Results of Operations
Revenues. Changes in our revenues are most easily explained by three performance indicators that are commonly used in the hospitality industry:
•	occupancy;
•	Average daily room rate (“ADR”); and
•
Revenue per available rooms (“RevPAR”), which is the product of ADR and average daily occupancy; but does not include food and beverage revenue, other hotel operating revenue such as telephone, parking and other guest services, or management fee revenue.

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
The seasonal nature of the hospitality business can also impact revenues. For example, our Miami hotels are generally strongest in the first quarter, whereas our New York hotels are generally strongest in the fourth quarter. However, given the global economic downturn, the impact of seasonality in 2009 was not as significant as in prior periods.
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

•
Restructuring, development and disposal costs include costs incurred related to our restructuring initiatives, charges associated with disposals of assets as part of major renovation projects and the write-off of abandoned development projects resulting primarily from events generally outside management’s control such as the current tightness of the credit markets. These items do not relate to the ongoing operating performance of our assets.

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

•
Income tax expense (benefit). All of our foreign subsidiaries are subject to local jurisdiction corporate income taxes. Income tax expense is reported at the applicable rate for the periods presented. We are subject to Federal and state income taxes. Income taxes for the quarters ended March 31, 2010 and 2009 were computed using our calculated effective tax rate. We also recorded net deferred taxes related to cumulative differences in the basis recorded for certain assets and liabilities.

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

•
Income from discontinued operations, net of tax. In March 2010, Mondrian Scottsdale was foreclosed and we were terminated as the property’s manager. As such, we have recorded income from discontinued operations of $17.4 million, which is reflected in our consolidated financial statements for the three months ended March 31, 2010.

•
Preferred stock dividends and accretion. Dividends attributable to our outstanding preferred stock and the accretion of the fair value discount on the issuance of the preferred stock are reflected as adjustments to our net loss to arrive at net loss attributable to common stockholders, as discussed in notes 5 and 8 of our consolidated financial statements.

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
Notwithstanding our efforts to reduce variable costs, there are limits to how much we can accomplish because we have significant costs that are relatively fixed costs, such as depreciation and amortization, labor costs and employee benefits, insurance, real estate taxes, interest and other expenses associated with owning hotels that do not necessarily decrease when circumstances such as market factors cause a reduction in our hotel revenues.

Recent Trends and Developments
Recent Trends. Starting in the fourth quarter of 2008 and continuing throughout 2009, the weakened U.S. and global economies have resulted in considerable negative pressure on both consumer and business spending. As a result, lodging demand and revenues, which are primarily driven by growth in GDP, business investment and employment growth, weakened substantially during this period, as compared to the lodging demand and revenues we experienced prior to the fourth quarter of 2008. While the outlook for the U.S. and global economies have somewhat improved, spending by businesses and consumers remains cautious. In addition, there are still several trends which make the full year 2010 lodging performance difficult to forecast. Optimism over projected increases in GDP and consumer spending is tempered by persistently high unemployment and uncertainty in the strength and duration of the general economic recovery. Additionally, our ability to predict future operating results continues to be affected by the shorter booking lead times at our hotels.
We experienced positive trends in the first quarter of 2010 as we saw improvement in demand in key gateway markets, particularly in New York and London, most notably in the form of increasing occupancy in those markets. However, our average daily rates in the first quarter of 2010 were slightly lower than the same period in 2009, and our operating results were still well below 2008 levels.
As demand strengthens, and occupancy rates increase, we believe pricing will improve later in 2010. We are focusing on revenue enhancement by actively managing rates and availability. As demand begins to return, the ability to increase pricing will be a critical component in driving profitability. Through these challenging times, our strategy and focus continues to be to preserve profit margins by maximizing revenue, increasing our market share and managing costs.
We are also actively managing costs at each of our properties and our corporate office. Through our multi-phased contingency plan, we reduced hotel operating expenses and corporate expenses during 2008 and 2009. We continue to focus on containing operating costs without affecting the guest experience. We believe that these cost reduction plans have resulted and will continue to result in significant savings.
Although the pace of new lodging supply in various phases of development has increased over the past several quarters, we believe the timing of many of these projects may be affected by the ongoing uncertain and weak economic conditions and the reduced availability of financing. These factors may dampen the pace of new supply development, including our own, in 2010. Nevertheless, we did witness new competitive luxury and boutique properties opening in 2008 and 2009 in some of our markets, particularly in Los Angeles, Miami Beach, Las Vegas and New York, which have impacted our performance in these markets and may continue to do so.
For 2010, we believe that if various economic forecasts projecting modest expansion are accurate, this may lead to a gradual and modest increase in lodging demand for both leisure and business travel, although we expect there to be continued pressure on rates, as leisure and business travelers alike continue to focus on cost containment. As such, there can be no assurances that any increases in hotel revenues or earnings at our properties will occur or that any losses will not increase for these or any other reasons.
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

Recent Developments.
Mondrian South Beach Debt Restructuring. In April 2010, the Mondrian South Beach joint venture amended the non-recourse financing secured by Mondrian South Beach and extended the maturity date for up to seven years until April 2017. Among other things, the amendment allows the joint venture to accrue all interest for a period of two years and a portion thereafter and gives the joint venture the ability to provide seller financing to qualified condominium buyers up to 80% of the condominium purchase price. The amendment also provides that approximately $28 million of the joint venture investment in the property is elevated in the capital structure to become, in effect, on par with the lender’s mezzanine debt so that the joint venture receives at least 50% of all returns in excess of the first mortgage.
Waiver Agreement with Yucaipa. On April 21, 2010, we entered into a Waiver Agreement (the “Waiver Agreement”) with Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P. (collectively, the “Investors”). The Waiver Agreement permits the purchase by the Investors of up to $88 million in aggregate principal amount of our 2.375% Senior Subordinated Convertible Notes due 2014 (the “Convertible Notes”) within six months of April 21, 2010 and subject to the limitations and conditions set forth therein. Pursuant to the Waiver Agreement, in the event an Investor proposes to sell the Convertible Notes at a time when the market price of a share of our common stock exceeds the then effective conversion price of the Convertible Notes, we are granted certain rights of first refusal for the purchase of the same from the Investors. In the event an Investor proposes to sell the Convertible Notes at a time when the market price of a share of our common stock is equal to or less than the then effective conversion price of the Convertible Notes, we are granted certain rights of first offer to purchase the same from the Investors.
Amendment to the Amended and Restated Stockholder Protection Rights Agreement. On April 21, 2010, our board of directors resolved to amend the Amended and Restated Stockholder Protection Rights Agreement (the “Rights Agreement”), dated as of October 1, 2009, between us and Mellon Investor Services LLC (“Mellon”), as Rights Agent, in connection with the entry into of the Waiver Agreement to exempt the ownership of the Convertible Notes by any person from the determination of the beneficial ownership of our common stock by such person under the Rights Agreement for so long as the Convertible Notes have not been acquired in the two years preceding October 17, 2014 and provided further that at the time the Convertible Notes were acquired the market price of the shares of our common stock did not exceed the conversion price applicable to the Convertible Notes. Thereafter, on April 21, 2010, us and Mellon entered into Amendment No. 2 to the Rights Agreement (“Amendment No. 2”) to amend the definition of “Beneficial Owner” to reflect such exemption.

Operating Results
Comparison of Three Months Ended March 31, 2010 to Three Months Ended March 31, 2009
The following table presents our operating results for the three months ended March 31, 2010 and March 31, 2009, including the amount and percentage change in these results between the two periods. The consolidated operating results for the three months ended March 31, 2010 is comparable to the consolidated operating results for the three months ended March 31, 2009, with the exception of the investment in the Hard Rock, which was under renovation and expansion during 2009, the investment in Ames in Boston, which opened in November 2009, the management of the San Juan Water and Beach Club, which we began managing in October 2009, and the management of Hotel Las Palapas, which we began managing in December 2009. The consolidated operating results are as follows:

	Three Months Ended
	March 31,	March 31,
	2010	2009	Changes ($)	Changes (%)
	(Dollars in thousands)
Revenues:
Rooms	$29,250	$26,870	$2,380	8.9%
Food and beverage	17,496	18,556	(1,060)	(5.7)
Other hotel	2,209	2,354	(145)	(6.2)

Total hotel revenues	48,955	47,780	1,175	2.5
Management fee-related parties and other income.	4,429	3,449	980	28.4

Total revenues	53,384	51,229	2,155	4.2

Operating Costs and Expenses:
Rooms	10,025	9,709	316	3.3
Food and beverage	13,916	13,867	49	0.4
Other departmental	1,252	1,481	(229)	(15.5)
Hotel selling, general and administrative	11,437	11,022	415	3.8
Property taxes, insurance and other	4,100	4,215	(115)	(2.7)

Total hotel operating expenses	40,730	40,294	436	1.1
Corporate expenses, including stock compensation	10,005	9,300	705	7.6
Depreciation and amortization	7,345	6,928	417	6.0
Restructuring, development and disposal costs	677	877	(200)	(22.8)

Total operating costs and expenses	58,757	57,399	1,358	2.4

Operating loss	(5,373)	(6,170)	797	(12.9)
Interest expense, net	12,617	11,181	1,436	12.8
Equity in loss of unconsolidated joint venture	263	543	(280)	(51.6)
Other non-operating expense	15,077	570	14,507	(1)

Loss before income tax expense (benefit)	(33,330)	(18,464)	(14,866)	80.5
Income tax expense (benefit)	168	(8,156)	8,324	(1)

Net loss	(33,498)	(10,308)	(23,190)	(1)
Net loss (income) attributable to non controlling interest	147	(303)	450	(1)

Net loss from continuing operations	(33,351)	(10,611)	(22,740)	(1)

Income from discontinued operations	17,391	24	17,367	(1)

Net loss	(15,960)	(10,587)	(5,373)	50.8

Preferred stock dividends and accretion	2,078	—	2,078	(1)

Net loss attributable to common stockholders	$(18,038)	$(10,587)	$(7,451)	70.4

(1)	Not meaningful.

Total Hotel Revenues. Total hotel revenues increased 2.5% to $49.0 million for the three months ended March 31, 2010 compared to $47.8 million for the three months ended March 31, 2009. The components of RevPAR from our Owned Hotels for the three months ended March 31, 2010 and 2009, excluding discontinued operations, are summarized as follows:

	Three Months Ended
	March 31,	March 31,
	2010	2009	Change ($)	Change (%)
Occupancy	72.0%	64.1%	—	12.4%
ADR	$236	$247	$(11)	(4.6)%
RevPAR	$170	$158	$12	7.2%
RevPAR from our Owned Hotels increased 7.2% to $170 for the three months ended March 31, 2010 compared to $158 for the three months ended March 31, 2009.
Rooms revenue increased 8.9% to $29.3 million for the three months ended March 31, 2010 compared to $26.9 million for the three months ended March 31, 2009, which is directly attributable to the increase in occupancy shown above. Strong corporate travel along with events such as the Super Bowl in Miami were key factors in the increase. All of our Owned Hotels experienced an increase in rooms revenue of approximately 5% or more for the three months ended March 31, 2010 as compared to the same period in 2009.
Food and beverage revenue decreased 5.7% to $17.5 million for the three months ended March 31, 2010 compared to $18.6 million for the three months ended March 31, 2009. The decrease was primarily attributable to a 26% decline in food and beverage revenue at Hudson during the three months ended March 31, 2010 as compared to the same period in 2009, as the primary restaurant is being re-concepted and is under renovation, with an opening expected in the second quarter of 2010. Additionally, the economic downturn negatively impacts the ancillary venues at our hotels, such as the bar and restaurant revenue.
Other hotel revenue decreased 6.2% to $2.2 million for the three months ended March 31, 2010 compared to $2.4 million for the three months ended March 31, 2009. The overall decrease was primarily attributable to the adverse impact on lodging demand, which negatively impacts the ancillary revenues at our hotels, as a result of the global economic downturn.
Management Fee — Related Parties and Other Income. Management fee — related parties and other income increased by 28.4% to $4.4 million for the three months ended March 31, 2010 compared to $3.4 million for the three months ended March 31, 2009. This increase is primarily attributable to an increase in management fees earned at Hard Rock due to the property expansion project that was underway during 2009 and resulted in 490 new rooms that opened in July 2009 and an additional 374 new rooms that opened in December 2009. Additionally, an increase also occurred due to management fees earned at Ames, which opened in November 2009, the San Juan Water and Beach Club, which we began managing in October 2009, and Hotel Las Palapas, which we began managing in December 2009.
Operating Costs and Expenses
Rooms expense increased 3.3% to $10.0 million for the three months ended March 31, 2010 compared to $9.7 million for the three months ended March 31, 2009. This slight increase is a direct result of the increase in rooms revenue, which was primarily due to increased occupancy. We implemented cost cutting initiatives at our hotels in 2008 and early 2009 which we intend to maintain as occupancy rebounds.
Food and beverage expense increased 0.4% to $13.9 million for the three months ended March 31, 2010 compared to $13.9 million for the three months ended March 31, 2009. This slight increase is a result of a contracted union wage increase at Morgans slightly offset by a decrease in food and beverage expenses at Hudson as a result of the primary restaurant being closed during the first quarter of 2010 for re-concepting and renovation, as discussed above.
Other departmental expense decreased 15.5% to $1.3 million for the three months ended March 31, 2010 compared to $1.5 million for the three months ended March 31, 2009. This decrease is a direct result of the decrease in other departmental revenue.

Hotel selling, general and administrative expense increased 3.8% to $11.4 million for the three months ended March 31, 2010 compared to $11.0 million for the three months ended March 31, 2009. This slight increase was primarily due to increased selling and marketing initiatives implemented across our hotel portfolio.
Property taxes, insurance and other expense decreased 2.7% to $4.1 million for the three months ended March 31, 2010 compared to $4.2 million for the three months ended March 31, 2009. This slight decrease was primarily due to a property tax refund at several of our New York hotels received in March 2010 for which there was no comparative refund received in the same period in 2009.
Corporate expenses, including stock compensation increased 7.6% to $10.0 million for the three months ended March 31, 2010 compared to $9.3 million for the three months ended March 31, 2009. This increase is primarily due to a $0.7 million increase in stock compensation expense due to additional equity grants in the third quarter of 2009.
Depreciation and amortization increased 6.0% to $7.3 million for the three months ended March 31, 2010 compared to $6.9 million for the three months ended March 31, 2009. This slight increase is primarily the result of maintenance capital incurred during 2009.
Restructuring, development and disposal costs decreased 22.8% to $0.7 million for the three months ended March 31, 2010 compared to $0.9 million for the three months ended March 31, 2009. This decrease is primarily related to severance costs incurred in the first quarter of 2009 as part of our cost reduction plans.
Interest Expense, net. Interest expense, net increased 12.8% to $12.6 million for the three months ended March 31, 2010 compared to $11.2 million for the three months ended March 31, 2009. This increase is primarily due to an increase in financing fees incurred in late 2009 related to the restructuring of the revolving credit facility, which impacts interest expense for the three months ended March 31, 2010.
Equity in loss of unconsolidated joint ventures decreased 51.6% to $0.3 for the three months ended March 31, 2010 as compared to $0.5 million for the three months ended March 31, 2009. This decrease was primarily driven by our share of income from the London joint venture which owns Sanderson and St Martins Lane during the three months ended March 31, 2010 as compared to a loss recorded for the London joint venture in the same period in 2009.
The components of RevPAR from our comparable Joint Venture Hotels for the three months ended March 31, 2010 and 2009, which includes Sanderson, St Martins Lane, Shore Club, and Mondrian South Beach, but excludes the Hard Rock, which was under renovation and expansion during 2009, and Ames in Boston, which opened in November 2009, are summarized as follows (in constant dollars):

	Three Months Ended
	March 31,	March 31,
	2010	2009	Change ($)	Change (%)
Occupancy	61.7%	59.2%	—	4.2%
ADR	$358	$337	$21	6.1%
RevPAR	$221	$200	$21	10.6%
Other non-operating expense was $15.1 million for the three months ended March 31, 2010 as compared to $0.6 million for the three months ended March 31, 2009. The increase is primarily the result of the gain on change in fair market value of the warrants issued to the Investors in connection with the Series A Preferred Securities, discussed and defined below and in notes 5 and 8 of our consolidated financial statements.
Income tax expense (benefit) resulted in an expense of $0.1 million for the three months ended March 31, 2010 as compared to a benefit of $8.2 million for the three months ended March 31, 2009. The change was primarily due to a valuation allowance recorded against the tax benefit for the three months ended March 31, 2010.

Liquidity and Capital Resources
As of March 31, 2010, we had approximately $56.3 million in cash and cash equivalents and the maximum amount of borrowings available under the Amended Revolving Credit Facility was $122.3 million, of which $23.5 million of borrowings were outstanding and $2.0 million of letters of credit were posted.
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
In addition to reserve funds for capital expenditures, our debt and lease agreements also require us to deposit cash into escrow accounts for taxes, insurance and debt service payments. As of March 31, 2010, total restricted cash was $26.8 million. This amount includes approximately $11.9 million in a curtailment reserve escrow account from the Hudson and Mondrian Los Angeles loans which require that all excess cash be deposited into this account until such time as the debt service coverage ratio improves above the requirement for two consecutive quarters.
Further, as of March 31, 2010, we have aggregate capital commitments or plans to fund joint venture and owned development projects of approximately $4.7 million, which we expect to fund during the remainder of 2010.
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
As of March 31, 2010, our non-recourse mortgage financing on Hudson and Mondrian Los Angeles, discussed below in “Debt—Mortgage Agreements,” consisted of (i) a $217.0 million first mortgage note secured by Hudson, (ii) a $26.5 million mezzanine loan secured by a pledge of the equity interests in our subsidiary owning Hudson, and (iii) a $120.5 million first mortgage note secured by Mondrian Los Angeles (collectively, the “Mortgages”). The Mortgages all mature on July 12, 2010, with the exception of the Hudson mezzanine loan described below. We have the option of extending the maturity date of the Mortgages to October 12, 2011 provided that certain extension requirements are achieved, including maintaining a debt service coverage ratio using an 8.25% interest rate, for the two fiscal quarters preceding the maturity date of 1.55 to 1.00 or greater. A portion of the Mortgages may need to be repaid in order to meet this covenant, or alternatively, we may consider refinancing the Mortgages. Management is currently discussing our options with the special servicer of these loans.

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
We expect to meet our short-term liquidity needs for the next 12 months through existing cash balances and cash provided by our operations, assuming we are able to extend our existing debt due in 2010. If necessary, we may also access additional borrowings under our Amended Revolving Credit Facility. Additionally, we may secure other debt or equity financing opportunities. Given the uncertain economic environment and continuing difficult conditions in the credit markets, however, we may not be able to obtain such financings on terms acceptable to us or at all. See also “—Potential Capital Expenditures and Liquidity Requirements” below for additional liquidity that may be required in the short-term, depending on market and other circumstances, including our ability to refinance or extend existing debt.
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
Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including borrowings under our revolving credit facility, our existing working capital, cash provided by operations, equity and debt offerings, and long-term mortgages on our properties. Other sources may include cash generated through asset dispositions and joint venture transactions. Additionally, we may secure other financing opportunities. Given the uncertain economic environment and continuing difficult conditions in the credit markets, however, we may not be able to obtain such financings on terms acceptable to us or at all. We may require additional borrowings, including additional borrowings under our Amended Revolving Credit Facility, to satisfy our long-term liquidity requirements. Other sources may be cash generated through property dispositions.
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
Potential Litigation. We may have potential liability in connection with certain claims by a designer for which we have accrued $13.9 million as of March 31, 2010, as discussed in note 5 of our consolidated financial statements.

Mondrian South Beach Mortgage and Mezzanine Agreements. The non-recourse mortgage loan and mezzanine loan agreements related to the Mondrian South Beach matured on August 1, 2009. In April 2010, the Mondrian South Beach joint venture amended the non-recourse financing secured by Mondrian South Beach and extended the maturity date for up to seven years until April 2017. See “Recent Trends and Developments — Recent Developments — Mondrian South Beach Debt Restructuring” for further discussion.
A standard non-recourse carve-out guaranty by Morgans Group is in place for the Mondrian South Beach loans. In addition, although construction is complete and Mondrian South Beach opened on December 1, 2008, approximately $6.2 million of construction and related costs remain unpaid as of March 31, 2010, and we and affiliates of our partner may have continuing obligations under a construction completion guaranty. We and affiliates of our partner also have an agreement to purchase approximately $14 million each of condominium units under certain conditions.
Morgans Europe Mortgage Agreement. Morgans Europe, the 50/50 joint venture through which we own interests in two hotels located in London, England, St Martins Lane and Sanderson, has outstanding mortgage debt of £99.9 million, or approximately $150.4 million, as of March 31, 2010, which matures on November 24, 2010. The joint venture is currently considering various options with respect to the refinancing of this mortgage obligation.
Other Possible Uses of Capital. We have a number of owned expansion and development projects under consideration at our discretion. We also have joint venture projects under development, such as Mondrian SoHo, which may require additional equity investments and/or credit support to complete.
Comparison of Cash Flows for the Three Months Ended March 31, 2010 to the Three Months ended March 31, 2009
Operating Activities. Net cash used in operating activities was $7.1 million for the three months ended March 31, 2010 as compared to $6.0 million for the three months ended March 31, 2009. The slight increase in cash used in operating activities is primarily due to deposits of excess cash flow at Hudson and Mondrian Los Angeles into a curtailment reserve escrow account.
Investing Activities. Net cash used in investing activities amounted to $4.9 million for the three months ended March 31, 2010 as compared to $8.0 million for the three months ended March 31, 2009. The decrease in cash used in investing activities primarily relates to a decrease in our investments in unconsolidated joint ventures. During the three months ended March 31, 2009, we invested in unconsolidated joint ventures, such as Ames, for which there was no comparable amounts invested in the same period in 2010.
Financing Activities. Net cash used in financing activities amounted to $0.7 million for the three months ended March 31, 2010 as compared to net cash provided by financing activities of $51.4 million for the three months ended March 31, 2009. During the first quarter of 2009, we borrowed monies under our revolving credit facility for general corporate purposes, for which there were no comparable borrowings during the same period in 2010.
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
•
revises the fixed charge coverage ratio (defined generally as the ratio of consolidated EBITDA excluding Mondrian Scottsdale’s EBITDA for the periods ending June 30, 2009 and September 30, 2009 and Clift’s EBITDA for all periods to consolidated interest expense excluding Mondrian Scottsdale’s interest expense for the periods ending June 30, 2009 and September 30, 2009 and Clift’s interest expense for all periods) that we are required to maintain for each four-quarter period to no less than 0.90 to 1.00 from the previous fixed charge coverage ratio of no less than 1.75 to 1.00. As of March 31, 2010, our fixed charge coverage ratio was 1.09x;

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

In addition to the provisions above, the Amended Revolving Credit Facility reduced the maximum aggregate amount of the commitments from $220.0 million to $125.0 million, divided into two tranches: (i) a revolving credit facility in an amount equal to $90.0 million (the “New York Tranche”), which is secured by a mortgage on Morgans and Royalton (the “New York Properties”) and a mortgage on Delano South Beach (the “Florida Property”); and (ii) a revolving credit facility in an amount equal to $35.0 million (the “Florida Tranche”), which is secured by the mortgage on the Florida Property (but not the New York Properties). The Amended Revolving Credit Facility also provides for a letter of credit facility in the amount of $25.0 million, which is secured by the mortgages on the New York Properties and the Florida Property. At any given time, the amount available for borrowings under the Amended Revolving Credit Facility is contingent upon the borrowing base valuation, which is calculated as the lesser of (i) 60% of appraised value and (ii) the implied debt service coverage value of certain collateral properties securing the Amended Revolving Credit Facility; provided that the portion of the borrowing base attributable to the New York Properties will never be less than 35% of the appraised value of the New York Properties. Following appraisals in March 2010, total availability under the Amended Revolving Credit Facility as of March 31, 2010 was $122.3 million, of which $23.5 million of borrowings were outstanding, and approximately $2.0 million of letters of credit were posted, all allocated to the Florida Tranche. We believe that, without the amendment, we would have had limited, if any, availability under the revolving credit facility for the remainder of its term.
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
The Mortgages require our subsidiary borrowers to fund reserve accounts to cover monthly debt service payments. Those subsidiary borrowers are also required to fund reserves for property, sales and occupancy taxes, insurance premiums, capital expenditures and the operation and maintenance of those hotels. Reserves are deposited into restricted cash accounts and are released as certain conditions are met. As of March 31, 2010, our Mortgages have fallen below the required debt service coverage and as such, all excess cash, once all other reserve accounts are completed, is funded into a curtailment reserve fund. As of March 31, 2010, the balance in the curtailment reserve fund was $11.9 million. If the debt service coverage for hotels securing the Mortgages improves above the requirement for two consecutive quarters, the cash in the curtailment reserve account will be released to us. Our subsidiary borrowers are not permitted to have any liabilities other than certain ordinary trade payables, purchase money indebtedness, capital lease obligations and certain other liabilities.
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
Clift. We lease Clift under a 99-year non-recourse lease agreement expiring in 2103. The lease is accounted for as a financing with a balance of $84.1 million at March 31, 2010. The lease payments are $6.0 million per year through October 2014 with inflationary increases at five-year intervals thereafter beginning in October 2014.
Due to the amount of the payments stated in the lease, which will increase periodically, and the economic environment in which the hotel operates, Clift Holdings LLC (“Clift Holdings”), our subsidiary that leases Clift, had not been operating Clift at a profit and Morgans Group had been funding cash shortfalls sustained at Clift in order to enable Clift Holdings to make lease payments from time to time. On March 1, 2010, however, we discontinued subsidizing Clift Holdings and Clift Holdings stopped making the scheduled monthly payments. Under the lease, the owners’ recourse is limited to Clift Holdings, which has no substantial assets other than its leasehold interest in Clift. We have been in discussions with the owners to restructure the payment obligations. However, on May 4, 2010, the owners filed a lawsuit against Clift Holdings. There can be no assurance that we will be successful in restructuring the lease or in continuing to operate Clift.
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
Joint Venture Debt. See “—Off-Balance Sheet Arrangements” for descriptions of joint venture debt.
Seasonality
The hospitality business is seasonal in nature. For example, our Miami hotels are generally strongest in the first quarter, whereas our New York hotels are generally strongest in the fourth quarter. Quarterly revenues also may be adversely affected by events beyond our control, such as the current recession, extreme weather conditions, terrorist attacks or alerts, natural disasters, airline strikes, and other considerations affecting travel. Given the global economic downturn, the impact of seasonality in 2009 and the first quarter of 2010 was not as significant as in prior periods and may remain less pronounced for the remainder of 2010 depending on the timing and strength of economic recovery.
To the extent that cash flows from operations are insufficient during any quarter, due to temporary or seasonal fluctuations in revenues, we may have to enter into additional short-term borrowings or increase our borrowings, if available, under our Amended Revolving Credit Facility to meet cash requirements.
Capital Expenditures and Reserve Funds
We are obligated to maintain reserve funds for capital expenditures at our Owned Hotels as determined pursuant to our debt and lease agreements related to such hotels, with the exception of Delano South Beach, Royalton and Morgans. Our Joint Venture Hotels generally are subject to similar obligations under debt agreements related to such hotels, or under our management agreements. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. Such agreements typically require us to reserve funds at amounts equal to 4% of the hotel’s revenues and require the funds to be set aside in restricted cash. In addition, our restaurant joint ventures require the ventures to set aside restricted cash of between 2% to 4% of gross revenues of the restaurant. As of March 31, 2010, $3.6 million was available in restricted cash reserves for future capital expenditures under these obligations related to our Owned Hotels.
The lenders under the Mortgages require our subsidiary borrowers to fund reserve accounts to cover monthly debt service payments. Those subsidiary borrowers are also required to fund reserves for property, sales and occupancy taxes, insurance premiums, capital expenditures and the operation and maintenance of those hotels. Reserves are deposited into restricted cash accounts and are released as certain conditions are met. As of March 31, 2010, our Mortgages have fallen below the required debt service coverage and as such, all excess cash, once all other reserve accounts are completed, is funded into a curtailment reserve fund. As of March 31, 2010, the balance in the curtailment reserve fund was $11.9 million. If the debt service coverage for hotels securing the Mortgages improves above the requirement for two consecutive quarters, the cash in the curtailment reserve account will be released to us. Our subsidiary borrowers are not permitted to have any liabilities other than certain ordinary trade payables, purchase money indebtedness, capital lease obligations, and certain other liabilities.

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
On February 22, 2006, we entered into an interest rate forward starting swap that effectively fixes the interest rate on $285.0 million of mortgage debt at approximately 5.04% on Mondrian Los Angeles and Hudson with an effective date of July 9, 2007 and a maturity date of July 9, 2010. This derivative qualifies for hedge accounting treatment per ASC 815-10, Derivatives and Hedging (“ASC 815-10”) and accordingly, the change in fair value of this instrument is recognized in accumulated other comprehensive loss.
In connection with the Mortgages, we also entered into an $85.0 million interest rate swap that effectively fixes the LIBOR rate on $85.0 million of the debt at approximately 5.0% with an effective date of July 9, 2007 and a maturity date of July 15, 2010. This derivative qualifies for hedge accounting treatment per ASC 815-10 and accordingly, the change in fair value of this instrument is recognized in accumulated other comprehensive loss.
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
Morgans Europe’s net income or loss and cash distributions or contributions are allocated to the partners in accordance with ownership interests. At March 31, 2010, we had a negative investment in Morgans Europe of $0.4 million. We account for this investment under the equity method of accounting. Our equity in income of the joint venture amounted to income of $0.8 million and a loss of $0.3 million for the three months ended March 31, 2010 and 2009, respectively.
Morgans Europe has outstanding mortgage debt of £99.9 million, or approximately $150.4 million, as of March 31, 2010, which matures on November 24, 2010. The joint venture is currently considering various options with respect to the refinancing of this mortgage obligation.
Mondrian South Beach. We own a 50% interest in Mondrian South Beach, a recently renovated apartment building which was converted into a condominium and hotel. Mondrian South Beach opened in December 2008, at which time we began operating the property under a long-term management contract.
We account for this investment under the equity method of accounting. At March 31, 2010, our investment in Mondrian South Beach was $11.1 million. Our equity in income of Mondrian South Beach amounted to $0.3 million and less than $0.1 million for the three months ended March 31, 2010 and 2009, respectively.
The non-recourse mortgage loan and mezzanine loan agreements related to the Mondrian South Beach matured on August 1, 2009. In April 2010, the Mondrian South Beach joint venture amended the non-recourse financing secured by Mondrian South Beach and extended the maturity date for up to seven years until April 2017. See “Recent Trends and Developments — Recent Developments — Mondrian South Beach Debt Restructuring” for further discussion.
Hard Rock. As of March 31, 2010, we owned a 12.8% interest in the Hard Rock, based on cash contribution and applying a weighting of 1.75x to the DLJMB Parties contributions in excess of $250.0 million, which was the last agreed weighting for capital contributions beyond the amount initially committed by the DLJMB Parties. Some of these additional contributions made by the DLJMB Parties may ultimately receive a greater weighting based on an appraisal process included in the joint venture agreement or as otherwise agreed by the parties, which would further dilute our ownership interest. We also manage the Hard Rock under a management agreement, for which we receive a management fee, a chain service expense reimbursement based on a percentage of all non-gaming revenue including rental income, and a fixed annual gaming facilities support fee. We can also earn an incentive management fee based on EBITDA, as defined, above certain levels. In December 2009, our Hard Rock joint venture refinanced the acquisition, construction and land loans. As part of the debt restructuring, we contributed an additional $3.0 million to the joint venture. We account for this investment under the equity method of accounting. For the three months ended March 31, 2009, our equity in loss from the Hard Rock joint venture was $5.3 million. Additional amounts were not recognized in our consolidated financial statements for the three months ended March 31, 2010, as it exceeds our investment balance and commitments to provide additional equity to the joint venture. At March 31, 2010, we had contributed an aggregate of $75.8 million in cash to the Hard Rock joint venture. In 2009, we wrote down our investment to zero.

Mondrian SoHo. In June 2007, we contributed approximately $5.0 million for a 20% equity interest in a joint venture with Cape Advisors Inc. which is developing a Mondrian hotel in the SoHo neighborhood of New York City. We subsequently contributed an additional $3.3 million resulting in an investment balance of $8.3 million as of March 31, 2010. The joint venture obtained a loan of $192.5 million to acquire and develop the hotel which matures in June 2010. The joint venture is in discussions with the lender regarding the extension of the loan maturity and other matters. Upon completion, we expect to operate the hotel under a 10-year management contract with two 10-year extension options.
Ames in Boston. On June 17, 2008 we, Normandy Real Estate Partners, and local partner Ames Hotel Partners, entered into a joint venture to develop the Ames hotel in Boston. Upon the hotel’s completion in November 2009, we began operating Ames under a 20-year management contract. As of March 31, 2010, we had an approximately 31% economic interest in the joint venture and our investment in the Ames joint venture was $10.8 million. The project qualifies for federal and state historic rehabilitation tax credits, which are allocated to each joint venture partner according to the allocation percentage in the joint venture agreement. Our equity in loss for the three months ended March 31, 2010 was $0.4 million.
Shore Club Mortgage. As of March 31, 2010, we owned approximately 7% of the joint venture that owns Shore Club. On September 15, 2009, the joint venture received a notice of default on behalf of the special servicer for the lender on the joint venture’s mortgage loan for failure to make its September monthly payment and for failure to maintain its debt service coverage ratio, as required by the loan documents. On October 7, 2009, the joint venture received a second letter on behalf of the special servicer for the lender accelerating the payment of all outstanding principal, accrued interest, and all other amounts due on the mortgage loan. The lender also demanded that the joint venture transfer all rents and revenues directly to the lender to satisfy the joint venture’s debt. In March 2010, the lender for the Shore Club mortgage initiated foreclosure proceedings against the property. We are continuing to operate the hotel pursuant to the management agreement during foreclosure proceedings, but we are uncertain whether we will continue to manage the property once foreclosure proceedings are complete.
For further information regarding our off balance sheet arrangements, see note 4 to our consolidated financial statements.
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
We evaluate our estimates on an ongoing basis. We base our estimates on historical experience, information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. No material changes to our critical accounting policies have occurred since December 31, 2009.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Quantitative and Qualitative Disclosures About Market Risk
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Some of our outstanding debt has a variable interest rate. As described in “Management’s Discussion and Analysis of Financial Results of Operations — Derivative Financial Instruments” above, we use some derivative financial instruments, primarily interest rate swaps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of March 31, 2010, our total outstanding consolidated debt, including capitalized lease obligations, was approximately $700.5 million, of which approximately $387.5 million, or 55.3%, was variable rate debt.

We entered into hedging arrangements on $285.0 million of variable rate debt in connection with the mortgage debt on Hudson and Mondrian Los Angeles, which matures on July 9, 2010 and effectively fixes LIBOR at approximately 4.25%. At March 31, 2010, the one month LIBOR rate was 0.25%. If market rates of interest on this variable rate debt increase by 1.0%, or 100 basis points, the increase in interest expense would reduce future pre-tax earnings and cash flows by approximately $2.9 million annually and the maximum annual amount the interest expense would increase on this variable rate debt is $13.7 million due to our interest rate cap agreement, which would reduce future pre-tax earnings and cash flows by the same amount annually. If market rates of interest on this variable rate decrease by 0.25%, or 25 basis points, the decrease in interest expense would increase pre-tax earnings and cash flow by approximately $0.7 million annually.
In connection with the Mortgages, we also entered into an $85.0 million interest rate swap that effectively fixes the LIBOR rate at approximately 5.0% with an effective date of July 9, 2007 and a maturity date of July 15, 2010. On October 14, 2009, we entered into an agreement with one of our lenders which holds the Hudson mezzanine loan and we paid $6.0 million to reduce the principal balance of the mezzanine loan, resulting in a remaining $79.0 million of the debt to which the interest rate swap is applicable. If market rates of interest on this variable rate debt increase by 1.0%, or 100 basis points, the increase in interest expense would reduce future pre-tax earnings and cash flows by approximately $0.8 million annually and the maximum annual amount the interest expense would increase on this variable rate debt is $3.7 million due to our interest rate cap agreement, which would reduce future pre-tax earnings and cash flows by the same amount annually. If market rates of interest on this variable rate decrease by 0.25%, or 25 basis points, the decrease in interest expense would increase pre-tax earnings and cash flow by approximately $0.2 million annually.
Our variable rate debt also consisted of $23.5 million outstanding under the Amended Revolving Credit Facility at a rate of LIBOR plus 1.35% as of March 31, 2010. If market rates of interest on this variable rate debt increase by 1.0% or 100 basis points, the increase in interest expense would reduce future pre-tax earnings and cash flows by approximately $0.2 million annually. If market rates of interest on this variable rate debt decrease by 0.25%, or 25 basis points, the decrease in interest expense would increase pre-tax earnings and cash flow by approximately $0.1 million.
Our fixed rate debt consists of Trust Notes, the Convertible Notes, the promissory notes on the property across the street from Delano South Beach, and the Clift lease. The fair value of some of this debt is greater than the book value. As such, if market rates of interest increase by 1.0%, or approximately 100 basis points, the fair value of our fixed rate debt would decrease by approximately $0.7 million. If market rates of interest decrease by 1.0%, or 100 basis points, the fair value of our fixed rate debt would increase by $73.1 million.
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
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15) that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Petra Litigation Regarding Scottsdale Mezzanine Loan
On April 7, 2010, Petra CRE CDO 2007-1, LTD, a Cayman Islands Exempt Company (“Petra”), filed a complaint against Morgans Group LLC in the Supreme Court of the State of New York County of New York in connection with an approximately $14.0 million non-recourse mezzanine loan made on December 1, 2006 by Greenwich Capital Financial Products Company LLC (the “Original Lender”) to Mondrian Scottsdale Mezz Holding Company LLC, a wholly-owned subsidiary of Morgans Group LLC. The mezzanine loan relates to the Scottsdale, Arizona property previously owned by us. In connection with the mezzanine loan, Morgans Group LLC entered into a so-called “bad boy” guaranty providing for recourse liability under the mezzanine loan in certain limited circumstances. Pursuant to an assignment by the Original Lender, Petra is the holder of an interest in the mezzanine loan. The complaint alleges that the foreclosure of the Scottsdale property by a senior lender on March 16, 2010 constitutes an impermissible transfer of the property that triggered recourse liability of Morgans Group LLC pursuant to the guaranty. Petra demands damages of approximately $15.9 million plus costs and expenses.
We believe that a foreclosure based on a payment default does not create one of the limited circumstances under which Morgans Group LLC would have recourse liability under the guaranty. We intend to deny the allegations of the Complaint when a response is due and defend this lawsuit vigorously. However, it is not possible to predict or determine the outcome of the lawsuit.
Clift Lawsuit
Due to the amount of the payments stated in the lease, which will increase periodically, and the economic environment in which the hotel operates, Clift Holdings had not been operating Clift at a profit and Morgans Group had been funding cash shortfalls sustained at Clift in order to enable Clift Holdings to make lease payments from time to time. On March 1, 2010, however, we discontinued subsidizing Clift Holdings and Clift Holdings stopped making the scheduled monthly payments. Under the lease, the owners’ recourse is limited to Clift Holdings, which has no substantial assets other than its leasehold interest in Clift.

On May 4, 2010, Hasina, LLC, Kalpana, LLC, Rigg Hotel, LLC, JRIA LLC and Tarstone Hotels, LLC filed a complaint against Clift Holdings in the San Francisco Superior Court regarding Clift Holdings’ non-payment of the Clift obligations. The complaint demands, among other things, approximately $1.0 million for overdue payments, $16,318 for each day that Clift Holdings does not vacate the premises, attorneys fees and possession of the property. We have been in discussions with the owners regarding resolution of this issue, but there can be no assurance that such discussions will continue or will be successful.
Other Litigation
We are involved in various lawsuits and administrative actions in the normal course of business. In management’s opinion, disposition of these lawsuits is not expected to have a material adverse effect on our financial position, results of operations or liquidity.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None
Item 3. Defaults Upon Senior Securities.
None
Item 4. Reserved.
Item 5. Other Information.
None.
Item 6. Exhibits.
The exhibits listed in the accompanying Exhibit Index are filed as part of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

May 7, 2010	Morgans Hotel Group Co.
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

4.1
Specimen Certificate of Common Stock of Morgans Hotel Group Co. (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on January 17, 2006)

4.2
Junior Subordinated Indenture, dated as of August 4, 2006, between Morgans Hotel Group Co., Morgans Group LLC and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 11, 2006)

4.3
Amended and Restated Trust Agreement of MHG Capital Trust I, dated as of August 4, 2006, among Morgans Group LLC, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, and the Administrative Trustees Named Therein (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 11, 2006)

4.4
Stockholder Protection Rights Agreement, dated as of October 9, 2007, between Morgans Hotel Group Co. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on October 10, 2007)

4.5
Amendment to the Stockholder Protection Rights Agreement, dated July 25, 2008, between the Company and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on July 30, 2008)

4.6
Amended and Restated Stockholder Protection Rights Agreement, dated as of October 1, 2009, between Morgans Hotel Group Co. and Mellon Investor Services LLC, as Rights Agent (including Forms of Rights Certificate and Assignment and of Election to Exercise as Exhibit A thereto and Form of Certificate of Designation and Terms of Participating Preferred Stock as Exhibit B thereto) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on October 2, 2009)

4.7
Amendment No. 1, dated as of October 15, 2009, to Amended and Restated Stockholder Protection Rights Agreement, dated as of October 1, 2009, between Morgans Hotel Group Co. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

4.8
Amendment No. 2, dated as of April 21, 2010, to Amended and Restated Stockholder Protection Rights Agreement, dated as of October 1, 2009, between Morgans Hotel Group Co. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 22, 2010)

Exhibit
Number	Description

4.9
Indenture related to the Senior Subordinated Convertible Notes due 2014, dated as of October 17, 2007, by and among Morgans Hotel Group Co., Morgans Group LLC and The Bank of New York, as trustee (including form of 2.375% Senior Subordinated Convertible Note due 2014) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on October 17, 2007)

4.10
Supplemental Indenture, dated as of November 2, 2009, by and among Morgans Group LLC, the Company and The Bank of New York Mellon Trust Company, National Association (as successor to JPMorgan Chase Bank, National Association), as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 4, 2009)

4.11
Registration Rights Agreement, dated as of October 17, 2007, between Morgans Hotel Group Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on October 17, 2007)

10.1
Waiver Agreement, dated as of April 21, 2010, by and among Morgans Hotel Group Co., Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 22, 2010)

10.2
Amendment No. 3 to Employment Agreement for Fred J. Kleisner, effective as of March 31, 2010, by and between Morgans Hotel Group Co. and Fred J. Kleisner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 15, 2010)

10.3	Morgans Hotel Group Co. Amended and Restated 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 1, 2010)

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.