Form 10-Q
period 2010-06-30
Morgans Hotel Group Co.
filed 2010-08-09
CIK 1342126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2010
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ________  to  ________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of August 6, 2010 was 30,107,467

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Morgans Hotel Group Co.
Consolidated Balance Sheets
(in thousands, except per share data)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Property and equipment, net	$480,868	$488,189
Goodwill	73,698	73,698
Investments in and advances to unconsolidated joint ventures	27,105	32,445
Investment in hotel property of discontinued operations, net	—	23,977
Cash and cash equivalents	37,739	68,994
Restricted cash	33,369	21,109
Accounts receivable, net	6,897	6,531
Related party receivables	9,629	9,522
Prepaid expenses and other assets	9,795	10,862
Deferred tax asset, net	80,240	83,980
Other, net	15,062	18,931

Total assets	$774,402	$838,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term debt and capital lease obligations	$703,029	$699,013
Mortgage debt of discontinued operations	—	40,000
Accounts payable and accrued liabilities	27,496	30,325
Accounts payable and accrued liabilities of discontinued operations	8	1,455
Distributions and losses in excess of investment in unconsolidated joint ventures	1,584	2,740
Other liabilities	46,549	41,294

Total liabilities	778,666	814,827

Commitments and contingencies

Preferred stock, $.01 par value; liquidation preference $1,000 per share, 75,000,000 shares authorized and issued at June 30, 2010 and December 31, 2009, respectively	49,756	48,564
Common stock, $.01 par value; 200,000,000 shares authorized; 36,277,495 shares issued at June 30, 2010 and December 31, 2009, respectively	363	363
Additional paid-in capital	249,785	247,728
Treasury stock, at cost, 6,170,028 and 6,594,864 shares of common stock at June 30, 2010 and December 31, 2009, respectively	(95,869)	(99,724)
Accumulated comprehensive loss	(883)	(6,000)
Accumulated deficit	(220,135)	(181,911)

Total Morgans Hotel Group Co. stockholders’ (deficit) equity	(16,983)	9,020
Noncontrolling interest	12,719	14,391

Total (deficit) equity	(4,264)	23,411

Total liabilities and stockholders’ equity	$774,402	$838,238

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2010	2009	2010	2009

Revenues:
Rooms	$35,093	$30,137	$64,343	$57,007
Food and beverage	17,549	18,403	35,045	36,959
Other hotel	2,444	2,150	4,653	4,504

Total hotel revenues	55,086	50,690	104,041	98,470
Management fee-related parties and other income	5,103	3,863	9,532	7,312

Total revenues	60,189	54,553	113,573	105,782

Operating Costs and Expenses:
Rooms	10,291	9,918	20,316	19,628
Food and beverage	14,184	13,826	28,100	27,693
Other departmental	1,260	1,483	2,512	2,964
Hotel selling, general and administrative	11,811	11,164	23,248	22,186
Property taxes, insurance and other	4,711	4,078	8,811	8,293

Total hotel operating expenses	42,257	40,469	82,987	80,764
Corporate expenses, including stock compensation of $2.8 million, $2.5 million, $6.6 million, and $5.6 million, respectively	9,220	7,488	19,225	16,788
Depreciation and amortization	8,011	8,116	15,356	15,045
Restructuring, development and disposal costs	1,189	653	1,866	1,531

Total operating costs and expenses	60,677	56,726	119,434	114,128
Operating loss	(488)	(2,173)	(5,861)	(8,346)
Interest expense, net	12,680	11,768	25,297	22,949
Equity in loss of unconsolidated joint ventures	7,739	1,895	8,002	2,438
Other non-operating expenses	241	496	15,318	1,065

Loss before income taxes	(21,148)	(16,332)	(54,478)	(34,798)
Income tax expense (benefit)	131	(6,969)	299	(15,125)

Net loss before income attributable to noncontrolling interest	(21,279)	(9,363)	(54,777)	(19,673)

Net loss (income) attributable to noncontrolling interest	434	(115)	581	(418)

Net loss from continuing operations	(20,845)	(9,478)	(54,196)	(20,091)

(Loss) income from discontinued operations	(226)	(579)	17,165	(552)

Net loss	(21,071)	(10,057)	(37,031)	(20,643)

Preferred stock dividends and accretion	2,114	—	4,192	—

Net loss attributable to common stockholders	(23,185)	(10,057)	(41,223)	(20,643)

Other comprehensive loss:
Unrealized gain on valuation of swap/cap agreements, net of tax	5,079	4,326	10,003	8,416
Realized loss on settlement of swap/cap agreements, net of tax	(2,588)	(2,587)	(5,141)	(4,997)
Foreign currency translation gain (loss)	2	(1,157)	256	(1,044)

Comprehensive loss	$(20,692)	$(9,475)	$(36,105)	$(18,268)

Loss per share:
Basic and diluted continuing operations	$(0.75)	$(0.32)	$(1.92)	$(0.67)
Basic and diluted discontinued operations	$(0.01)	$(0.02)	$0.56	$(0.02)
Basic and diluted attributable to common stockholders	$(0.76)	$(0.34)	$(1.36)	$(0.69)
Weighted average number of common shares outstanding:
Basic and diluted	30,484	29,745	30,395	29,742
See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss, before noncontrolling interest and after discontinued operations	$(37,612)	$(20,225)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	14,506	14,647
Amortization of other costs	850	354
Amortization of deferred financing costs	3,063	1,378
Amortization of discount on convertible notes	1,138	1,140
Stock-based compensation	6,588	5,574
Accretion of interest on capital lease obligation	2,879	813
Equity in losses from unconsolidated joint ventures	8,002	2,438
Gain on disposal of assets	(17,927)	(20)
Deferred income taxes	—	(15,508)
Change in value of warrants	13,808	—
Changes in assets and liabilities:
Accounts receivable, net	(366)	875
Related party receivables	(107)	(4,054)
Restricted cash	(12,459)	5,336
Prepaid expenses and other assets	1,067	(2,029)
Accounts payable and accrued liabilities	(2,964)	(406)
Other liabilities	(138)	(228)
Discontinued operations	483	622

Net cash used in operating activities	(19,189)	(9,293)

Cash flows from investing activities:
Additions to property and equipment	(7,210)	(6,131)
(Withdrawals from) deposits to capital improvement escrows, net	199	(659)
Distributions from unconsolidated joint ventures	204	4
Investment in unconsolidated joint ventures	(3,578)	(5,025)

Net cash used in investing activities	(10,385)	(11,811)

Cash flows from financing activities:
Proceeds from long-term debt	—	139,789
Payments for deferred costs	(44)	(807)
Cash paid in connection with vesting of stock based awards	(433)	(114)
Distributions to holders of noncontrolling interests in consolidated subsidiaries	(958)	(1,337)
Issuance costs of preferred stock and warrants	(246)	—

Net cash (used in) provided by financing activities	(1,681)	137,531

Net (decrease) increase in cash and cash equivalents	(31,255)	116,427
Cash and cash equivalents, beginning of period	68,994	48,656

Cash and cash equivalents, end of period	$37,739	$165,083

Supplemental disclosure of cash flow information:
Cash paid for interest, net of interest capitalized	$18,378	$20,960

Cash paid for taxes	$17	$301

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
In connection with the IPO, the Former Parent contributed the subsidiaries and ownership interests in nine operating hotels in the United States and the United Kingdom to Morgans Group in exchange for membership units. Simultaneously, Morgans Group issued additional membership units to the Predecessor in exchange for cash raised by the Company from the IPO. The Former Parent also contributed all the membership interests in its hotel management business to Morgans Group in return for 1,000,000 membership units in Morgans Group exchangeable for shares of the Company’s common stock. The Company is the managing member of Morgans Group, and has full management control. On April 24, 2008, 45,935 outstanding membership units in Morgans Group were redeemed in exchange for 45,935 shares of the Company’s common stock. As of June 30, 2010, 954,065 membership units in Morgans Group remain outstanding.
On February 17, 2006, the Company completed its IPO. The Company issued 15,000,000 shares of common stock at $20 per share resulting in net proceeds of approximately $272.5 million, after underwriters’ discounts and offering expenses.
The Company has one reportable operating segment; it operates, owns, acquires and redevelops boutique hotels.
Operating Hotels
The Company’s operating hotels as of June 30, 2010 are as follows:

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

(6)
Operated under a management contract and owned through an unconsolidated joint venture, of which the Company owned approximately 12.8% at June 30, 2010 based on weighted cash contributions. See note 4.

(7)	Operated under a management contract and owned through an unconsolidated joint venture, of which the Company owned approximately 31%, at June 30, 2010 based on cash contributions. See note 4.

(8)	Operated under a management contract, with an unconsolidated minority ownership interest of approximately 25% at June 30, 2010 based on cash contributions.

(9)	Operated under a management contract.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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

As of June 30, 2010 and December 31, 2009, the Company had interest rate caps that were not designated as hedges. These derivatives were not speculative and were used to manage the Company’s exposure to interest rate movements and other identified risks, but the Company has elected not to designate these instruments in hedging relationships based on the provisions in ASC 815-10. The changes in fair value of derivatives not designated in hedging relationships have been recognized in earnings. The changes in fair value of the derivatives recognized for the three and six months ended June 30, 2010 and 2009 were insignificant. Summarized below are the interest rate derivatives that were designated as cash flow hedges and the fair value of all derivative assets and liabilities at June 30, 2010 and December 31, 2009 (in thousands):

				Estimated	Estimated
				Fair Market	Fair Market
				Value at	Value at
	Type of	Maturity	Strike	June 30,	December 31,
Notional Amount	Instrument	Date	Rate	2010	2009
$285,000	Interest swap	July 9, 2010	5.04%	$(296)	$(6,925)
$85,000	Interest swap	July 15, 2010	4.91%	(150)	(2,075)

Fair value of derivative instruments designated as effective hedges				(446)	(9,000)

Total fair value of derivative instruments				$(446)	$(9,000)

Total fair value included in other assets				$—	$—

Total fair value included in other liabilities				$(446)	$(9,000)

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. It is estimated that approximately $0.4 million included in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense over the next month.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2010 the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. Accordingly, all derivatives have been classified as Level 2 fair value measurements.
In connection with the issuance of 75,000 of the Company’s Series A Preferred Securities to the Investors, as discussed in note 8, the Company also issued warrants to purchase 12,500,000 shares of the Company’s common stock at an exercise price of $6.00 per share to the Investors. Until October 15, 2010, the Investors have certain rights to purchase their pro rata share of any equity or debt securities offered or sold by the Company. In addition, the $6.00 exercise price of the warrants is subject to certain reductions if, any time prior to the first anniversary of the warrant issuance, the Company issues shares of common stock below $6.00 per share. The fair value for each warrant granted was estimated at the date of grant using the Black-Scholes option pricing model, an allowable valuation method under ASC 718-10, Compensation, Stock-Based Compensation (“ASC 718-10”). The estimated fair value per warrant was $1.96 on October 15, 2009.
Although the Company has determined that the majority of the inputs used to value the outstanding warrants fall within Level 1 of the fair value hierarchy, the Black-Scholes model utilizes Level 3 inputs, such as estimates of the Company’s volatility. The estimated fair value of the Company’s outstanding warrants issued to the Investors as a result of applying Level 3 measurements as of June 30, 2010 was $2.58 per warrant or $32.2 million. See notes 5 and 8.
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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, and fixed and variable rate long-term debt. Management believes the carrying amount of the aforementioned financial instruments, excluding fixed-rate long-term debt, is a reasonable estimate of fair value as of June 30, 2010 and December 31, 2009 due to the short-term maturity of these items or variable interest rate.
The fair value of the Company’s $233.1 million of fixed rate debt as of June 30, 2010 and December 31, 2009 was approximately $254.6 million and $222.8 million, respectively, using market interest rates. See note 6.
Stock-based Compensation
The Company accounts for stock-based employee compensation using the fair value method of accounting as defined in ASC 718-10. For share grants, total compensation expense is based on the price of the Company’s stock at the grant date. For option grants, the total compensation expense is based on the estimated fair value using the Black-Scholes option-pricing model. Compensation expense is recorded ratably over the vesting period, if any. Stock compensation expense recognized for the three months ended June 30, 2010 and 2009 was $2.8 million and $2.5 million, respectively. Stock compensation expense recognized for the six months ended June 30, 2010 and 2009 was $6.6 million and $5.6 million, respectively.
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
The membership units in Morgans Group, the Company’s operating company, owned by the Former Parent is presented as noncontrolling interest in Morgans Group in the consolidated balance sheets and was approximately $12.0 million and $13.3 million as of June 30, 2010 and December 31, 2009, respectively. The noncontrolling interest in Morgans Group is: (i) increased or decreased by the limited members’ pro rata share of Morgans Group’s net income or net loss, respectively; (ii) decreased by distributions; (iii) decreased by exchanges of membership units for the Company’s common stock; and (iv) adjusted to equal the net equity of Morgans Group multiplied by the limited members’ ownership percentage immediately after each issuance of units of Morgans Group and/or shares of the Company’s common stock and after each purchase of treasury stock through an adjustment to additional paid-in capital. Net income or net loss allocated to the noncontrolling interest in Morgans Group is based on the weighted-average percentage ownership throughout the period.
Additionally, $0.7 million and $1.1 million was recorded as noncontrolling interest as of June 30, 2010 and December 31, 2009, respectively, which represents the Company’s third-party food and beverage joint venture partner’s interest in the restaurant ventures at certain of the Company’s hotels.

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
Basic earnings (loss) per share is calculated based on the weighted average number of common stock outstanding during the period. Diluted earnings (loss) per share include the effect of potential shares outstanding, including dilutive securities. Potential dilutive securities may include shares and options granted under the Company’s stock incentive plan and membership units in Morgans Group, which may be exchanged for shares of the Company’s common stock under certain circumstances. The 954,065 outstanding Morgans Group membership units (which may be converted to common stock) at June 30, 2010 have been excluded from the diluted net income (loss) per common share calculation, as there would be no effect on reported diluted net income (loss) per common share. All unvested restricted stock units, LTIP Units (as defined in note 7), stock options, shares issuable upon conversation of outstanding Convertible Notes (as defined in note 7), and warrants issued to the holders of our preferred stock have been excluded from loss per share for the three and six months ended June 30, 2010 and 2009 as they are anti-dilutive.
The table below details the components of the basic and diluted loss per share calculations (in thousands, except for per share data):

	Three Months	Three Months
	Ended	Ended
	June 30, 2010	June 30, 2009
Numerator:
Net loss from continuing operations	$(20,845)	$(9,478)
Net loss from discontinued operations	(226)	(579)

Net loss attributable to common shareholders	(21,071)	(10,057)

Less: preferred stock dividends and accretion	2,114	—

Numerator for basic and diluted loss available to common stockholders	$(23,185)	$(10,057)

Denominator, continuing and discontinued operations:
Weighted average basic common shares outstanding	30,484	29,745
Effect of dilutive securities	—	—

Weighted average diluted common shares outstanding	30,484	29,745

Basic and diluted loss from continuing operations per share	$(0.75)	$(0.32)

Basic and diluted loss from discontinued operations per share	$(0.01)	$(0.02)

Basic and diluted loss available to common stockholders per common share	$(0.76)	$(0.34)

	Six Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2009
Numerator:
Net loss from continuing operations	$(54,196)	$(20,091)
Net income (loss) from discontinued operations	17,165	(552)

Net loss attributable to common shareholders	(37,031)	(20,643)

Less: preferred stock dividends and accretion	4,192	—

Numerator for basic and diluted loss available to common stockholders	$(41,223)	$(20,643)

Denominator, continuing and discontinued operations:
Weighted average basic common shares outstanding	30,395	29,742
Effect of dilutive securities	—	—

Weighted average diluted common shares outstanding	30,395	29,742

Basic and diluted loss from continuing operations per share	$(1.92)	$(0.67)

Basic and diluted income from discontinued operations per share	$0.56	$(0.02)

Basic and diluted loss available to common stockholders per common share	$(1.36)	$(0.69)

4. Investments in and Advances to Unconsolidated Joint Ventures
The Company’s investments in and advances to unconsolidated joint ventures and its equity in income (losses) of unconsolidated joint ventures are summarized as follows (in thousands):
Investments

	As of	As of
	June 30,	December 31,
Entity	2010	2009
Mondrian South Beach	$13,189	$10,745
Morgans Hotel Group Europe Ltd.	339	—
Mondrian SoHo	—	8,335
Boston Ames	10,693	11,185
Other	2,884	2,180

Total investments in and advances to unconsolidated joint ventures	$27,105	$32,445

	As of	As of
	June 30,	December 31,
Entity	2010	2009
Morgans Hotel Group Europe Ltd.	$—	$(1,604)
Restaurant Venture — SC London	(1,584)	(1,136)
Hard Rock Hotel & Casino	—	—

Total losses from and distributions in excess of investment in unconsolidated joint ventures	$(1,584)	$(2,740)

Equity in income (loss) from unconsolidated joint ventures

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Entity	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Morgans Hotel Group Europe Ltd.	$687	$505	$1,499	$173
Restaurant Venture — SC London	(191)	(258)	(448)	(417)
Mondrian South Beach	192	(2,101)	(232)	(2,087)
Ames	(95)	—	(491)	—
Echelon Las Vegas	—	(44)	—	(111)
Mondrian SoHo	(8,335)	—	(8,335)	—
Other	3	3	5	4

Total equity in loss from unconsolidated joint ventures	$(7,739)	$(1,895)	$(8,002)	$(2,438)

Morgans Hotel Group Europe Limited
As of June 30, 2010, the Company owned interests in two hotels in London, England, St Martins Lane, a 204-room hotel, and Sanderson, a 150-room hotel, through a 50/50 joint venture known as Morgans Hotel Group Europe Limited (“Morgans Europe”) with Walton MG London Investors V, L.L.C (“Walton”).
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

Under a management agreement with Morgans Europe, the Company earns management fees and a reimbursement for allocable chain service and technical service expenses. The Company is also entitled to an incentive management fee and a capital incentive fee. The Company did not earn any incentive fees during the three and six months ended June 30, 2010 and 2009.
As of June 30, 2010, Morgans Europe had outstanding mortgage debt of £99.3 million, or approximately $149.7 million at the exchange rate of 1.51 US dollars to GBP at June 30, 2010, which was scheduled to mature on November 24, 2010. On July 15, 2010, the joint venture refinanced in full the outstanding mortgage debt with a new loan maturing in July 2015. The new financing is a £100 million loan that is non-recourse to the Company and is secured by Sanderson and St Martins Lane. The joint venture also entered into a swap agreement that effectively fixes the interest rate at 5.22% for the term of the loan, a reduction in interest rate of approximately 105 basis points, as compared to the previous mortgage loan.
Mondrian South Beach
On August 8, 2006, the Company entered into a 50/50 joint venture with an affiliate of Hudson Capital to renovate and convert an apartment building on Biscayne Bay in South Beach Miami into a condominium hotel, Mondrian South Beach, which opened in December 2008. The Company operates Mondrian South Beach under a long-term incentive management contract.
The joint venture acquired the existing building and land for a gross purchase price of $110.0 million. An initial equity investment of $15.0 million from each of the Company and Hudson Capital was funded at closing, and subsequently each member also contributed $8.0 million of additional equity. The Company and an affiliate of Hudson Capital provided additional mezzanine financing of approximately $22.5 million in total to the joint venture to fund completion of the construction at Mondrian South Beach in 2008. Additionally, the joint venture initially received non-recourse mortgage loan financing of approximately $124.0 million at a rate of LIBOR plus 300 basis points. A portion of this mortgage debt was paid down, prior to the amendments discussed below, with proceeds obtained from condominium sales. In April 2008, the Mondrian South Beach joint venture obtained a mezzanine loan of $28.0 million bearing interest at LIBOR, based on the rate set date, plus 600 basis points. The $28.0 million mezzanine loan provided by the lender and the $22.5 million mezzanine loan provided by the joint venture partners were both amended in April 2010, as discussed below.
On November 25, 2008, the mortgage loan and mezzanine loan agreements related to the Mondrian South Beach were amended and restated to provide for, among other things, four one-year extension options of the third-party financing, subject to certain conditions. The loans matured on August 1, 2009, but the maturity date was extended in April 2010, as described below.
In April 2010, the joint venture further amended the non-recourse financing secured by the property and extended the maturity date for up to seven years until April 2017. Among other things, the amendment allows the joint venture to accrue all interest for a period of two years and a portion thereafter and provides the joint venture the ability to provide seller financing to qualified condominium buyers with up to 80% of the condominium purchase price. Each of the joint venture partners provided an additional $2.75 million to the joint venture resulting in total mezzanine financing provided by the partners of $28.0 million. The amendment also provides that this $28.0 million mezzanine financing invested in the property be elevated in the capital structure to become, in effect, on par with the lender’s mezzanine debt so that the joint venture receives at least 50% of all returns in excess of the first mortgage.
A standard non-recourse carve-out guaranty by Morgans Group is in place for the Mondrian South Beach loans. In addition, although construction is complete and Mondrian South Beach opened on December 1, 2008, the Company and affiliates of its joint venture partner may have continuing obligations under a construction completion guaranty. The Company and affiliates of its joint venture partner also have an agreement to purchase approximately $14 million each of condominium units under certain conditions, including an event of default.
The joint venture is in the process of selling units as condominiums, subject to market conditions, and unit buyers will have the opportunity to place their units into the hotel’s rental program. In addition to hotel management fees, the Company could also realize fees from the sale of condominium units.

Hard Rock Hotel & Casino
Formation and Financing
On February 2, 2007, the Company and Morgans Group (together, the “Morgans Parties”), an affiliate of DLJ Merchant Banking Partners (“DLJMB”), and certain other DLJMB affiliates (such affiliates, together with DLJMB, collectively the “DLJMB Parties”) completed the acquisition of the Hard Rock Hotel & Casino in Las Vegas (“Hard Rock”). The acquisition was completed through a joint venture entity, Hard Rock Hotel Holdings, LLC, funded one-third, or approximately $57.5 million, by the Morgans Parties, and two-thirds, or approximately $115.0 million, by the DLJMB Parties. In connection with the joint venture’s acquisition of the Hard Rock, certain subsidiaries of the joint venture entered into a debt financing in the form of a real estate loan in the commercial mortgage-backed securities market (the “CMBS Facility”), which provided for a $760.0 million acquisition loan that was used to fund the acquisition, of which $110.0 million was repaid according to the terms of the loan, and a construction loan of up to $620.0 million for the expansion project at the Hard Rock. The DLJMB Parties and the Morgans Parties have subsequently made additional contributions primarily to fund the expansion. As of June 30, 2010, the DLJMB Parties had contributed an aggregate of $424.4 million in cash and the Morgans Parties had contributed an aggregate of $75.8 million in cash. In 2009, the Company wrote down its investment in Hard Rock to zero.
Amendment of the CMBS Facility
On December 24, 2009 our Hard Rock joint venture amended the loan secured by the hotel and casino so that the maturity date is extendable to February 2014. In addition, the non-recourse loan, secured by approximately 11-acres of unused land owned by a Hard Rock subsidiary was also amended so that the maturity date is extendable until February 2014. One of the lender groups funded half of the reserves necessary for the extension in exchange for an equity participation in the land.
Capital Structure
As a result of additional disproportionate cash contributions made by the DLJMB Parties since the formation of the Hard Rock joint venture, the Company held approximately a 12.8% ownership interest in the joint venture as of June 30, 2010, based on cash contributions and applying a weighting of 1.75x to the DLJMB Parties contributions in excess of $250.0 million, which was the last agreed weighting for capital contributions beyond the amount initially committed by the DLJMB Parties. Some of these additional contributions made by the DLJMB Parties may ultimately receive a greater weighting based on an appraisal process included in the joint venture agreement or as otherwise agreed by the parties, which would further dilute the Company’s ownership interest. Although the Company has the right to participate in any future capital contributions that may be called by the joint venture’s board of directors, the Company has no obligation to fund such contributions. To the extent the Company decides not to participate in any such contribution, its interest in the joint venture will be diluted.
Management Agreement
Under an amended property management agreement, the Company operates the hotel, retail, food and beverage, entertainment and all other businesses related to the Hard Rock, excluding the casino prior to March 1, 2008, which was managed by a third party up to that date. Under the terms of the agreement, the Company receives a management fee and a chain service expense reimbursement of all non-gaming revenue including casino rents and all other rental income. The Company can also earn an incentive management fee based on EBITDA, as defined, above certain levels. The term of the management contract is 20 years with two 10-year renewals. Beginning 12 months following the year of completion of the expansion of the Hard Rock, our Hard Rock management agreement may be terminated if the Hard Rock fails to achieve an EBITDA hurdle, as defined in the management agreement.
Mondrian SoHo
In June 2007, the Company entered into a joint venture with Cape Advisors Inc. to acquire and develop a Mondrian hotel in the SoHo neighborhood of New York City. The Company initially contributed $5.0 million for a 20% equity interest in the joint venture and subsequently loaned an additional $3.3 million to the venture. The joint venture obtained a loan of $195.2 million to acquire and develop the hotel, which matured in June 2010.

On July 31, 2010 the lender amended the debt financing on the property, among other things, to provide for extensions of the maturity date of the mortgage loan secured by the hotel for up to five years through extension options, subject to certain conditions. In addition to new funds being provided by the lender, Cape Advisors Inc. is making cash and other contributions to the joint venture, and the Company will provide up to $3.2 million of additional funds to complete the project. The Company’s contribution will be treated as a loan with priority over the equity.
In accordance with ASC 323-10, other-than-temporary declines in fair value of an investment in unconsolidated joint ventures results in a reduction in the carrying value of the investment. Based on the decline in general market conditions since the inception of the joint venture and more recently, the need for additional funding to complete the hotel, the Company performed an impairment analysis and concluded that its investment in the Mondrian SoHo joint venture was impaired. As such, the Company recorded an $8.3 million impairment charge through its equity in loss of unconsolidated joint ventures in the quarter ended June 30, 2010.
The Mondrian SoHo is currently under construction and is expected to have a restaurant, bar, and other facilities. The hotel is expected to open in January 2011. The Company has a 10-year management contract with two 10-year extension options to operate the hotel.
Ames
On June 17, 2008, the Company, Normandy Real Estate Partners, and Ames Hotel Partners entered into a joint venture agreement as part of the development of the Ames hotel in Boston. Ames opened on November 19, 2009 and has 114 guest rooms, a restaurant, bar and other facilities. The Company manages Ames under a 15-year management contract.
The Company has contributed approximately $11.0 million in equity through June 30, 2010 for an approximately 31% interest in the joint venture. The joint venture obtained a loan for $46.5 million secured by the hotel, which amount was outstanding as of June 30, 2010. The project also qualified for federal and state historic rehabilitation tax credits which were sold for approximately $15.4 million.
Shore Club
The Company operates Shore Club under a management contract and owned a minority ownership interest of approximately 7% at June 30, 2010. On September 15, 2009, the joint venture that owns Shore Club received a notice of default on behalf of the special servicer for the lender on the joint venture’s mortgage loan for failure to make its September monthly payment and for failure to maintain its debt service coverage ratio, as required by the loan documents. On October 7, 2009, the joint venture received a second letter on behalf of the special servicer for the lender accelerating the payment of all outstanding principal, accrued interest, and all other amounts due on the mortgage loan. The lender also demanded that the joint venture transfer all rents and revenues directly to the lender to satisfy the joint venture’s debt. In March 2010, the lender for the Shore Club mortgage initiated foreclosure proceedings against the property. The Company is continuing to operate the hotel pursuant to the management agreement during foreclosure proceedings, but is uncertain whether the Company will continue to manage the property once foreclosure proceedings are complete.
San Juan Water and Beach Club
On October 18, 2009, the Company began managing the San Juan Water and Beach Club Hotel, a 78-key beachfront hotel in Isla Verde, Puerto Rico, pursuant to a 10-year management agreement. The owners intend to obtain development rights to build a Morgans Hotel Group branded hotel. The Company plans to operate the San Juan Water and Beach Club Hotel as a separate independent hotel pending re-development into a Morgans Hotel Group branded property. The Company anticipates contributing a total of approximately $0.8 million toward the renovation of the hotel, which will be treated as a minority percentage ownership. As of June 30, 2010, the Company had contributed $0.7 million and had an approximately 25% ownership interest in the venture.

5. Other Liabilities
Other liabilities consist of the following (in thousands):

	As of	As of
	June 30,	December 31,
	2010	2009
Interest swap liability (note 2)	$446	$9,000
Designer fee payable	13,867	13,866
Warrant liability (note 8)	32,236	18,428

	$46,549	$41,294

Interest Swap Liability
As discussed further in note 2, the estimated fair value of the interest rate swap derivative liability was approximately $0.4 million and $9.0 million at June 30, 2010 and December 31, 2009, respectively.
Designer Fee Payable
The Former Parent had an exclusive service agreement with a hotel designer, pursuant to which the designer had made various claims. Although the Company is not a party to the agreement, it may have certain contractual obligations or liabilities to the Former Parent in connection with the agreement. According to the agreement, the designer was owed a base fee for each designed hotel, plus 1% of Gross Revenues, as defined in the agreement, for a 10-year period from the opening of each hotel. In addition, the agreement also called for the designer to design a minimum number of projects for which the designer would be paid a minimum fee. A liability amount has been estimated and recorded in these consolidated financial statements before considering any defenses and/or counter-claims that may be available to the Company or the Former Parent in connection with any claim brought by the designer. The estimated costs of the design services were capitalized as a component of the applicable hotel and amortized over the five-year estimated life of the related design elements. Until December 2009, interest was accreted each year on the liability and charged to interest expense using a rate of 9%.
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
6. Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consists of the following (in thousands):

	As of	As of	Interest rate at
	June 30,	December 31,	June 30,
Description	2010	2009	2010
Notes secured by Hudson and Mondrian (a)	$364,000	$364,000	LIBOR + 1.25%
Clift debt (b)	86,084	83,206	9.60%
Promissory notes (c)	10,500	10,500	11.00%
Liability to subsidiary trust (d)	50,100	50,100	8.68%
Revolving credit (e)	23,508	23,508	(f )
Convertible Notes, face value of $172.5 million (f)	162,729	161,591	2.38%
Capital lease obligations	6,108	6,108	varies

Total long-term debt	$703,029	$699,013

Note secured by discontinued operation (g)	—	40,000

(a) Mortgage Agreement — Notes secured by Hudson and Mondrian Los Angeles
On October 6, 2006, subsidiaries of the Company entered into non-recourse mortgage financings with Wachovia Bank, National Association, as lender, consisting of two separate mortgage loans and a mezzanine loan (collectively, the “Mortgages”). As of June 30, 2010, the Mortgages were comprised of a $217.0 million first mortgage note secured by Hudson, a $26.5 million mezzanine loan secured by a pledge of the equity interests in the Company’s subsidiary owning Hudson, and a $120.5 million first mortgage note secured by Mondrian Los Angeles. The Mortgages bore interest at a blended rate of 30-day LIBOR plus 125 basis points. The Company maintained swaps that effectively fixed the LIBOR rate on the debt under the Mortgages at approximately 5.0% through the initial maturity date. The initial maturity date of the Mortgages was July 12, 2010, which date has effectively been extended to October 12, 2013 for the Hudson mezzanine loans, described below, and September 12, 2010 for the remainder of the Mortgages through forbearance agreements.

On July 9, 2010, the Company entered into forbearance agreements with the lenders that hold the first mortgage notes of the Mortgages. The forbearance agreements effectively extend the maturities of the first mortgage loans until September 12, 2010. The Company is in negotiations with the mortgage lenders to extend the first mortgage loans. A portion of these loans may need to be repaid in order to obtain an extension. There can be no assurance that the Company will be successful in extending the maturity of these mortgage loans.
On October 14, 2009, the Company entered into an agreement with one of its lenders which holds, among other loans, the mezzanine loan on Hudson. Under the agreement, the Company paid an aggregate of $11.2 million to (i) reduce the principal balance of the mezzanine loan from $32.5 million to $26.5 million, (ii) acquire interests in $4.5 million of certain debt securities secured by certain of the Company’s other debt obligations, (iii) pay fees, and (iv) obtain a forbearance from the mezzanine lender until October 12, 2013 from exercising any remedies resulting from a maturity default, subject only to maintaining certain interest rate caps and making an additional aggregate payment of $1.3 million to purchase additional interests in certain of the Company’s other debt obligations prior to October 11, 2011. The Company believes these transactions will have the practical effect of extending the Hudson mezzanine loan by three years and three months beyond its scheduled maturity of July 12, 2010. The mezzanine lender also has agreed to cooperate with the Company in its efforts to seek an extension of the $217 million Hudson mortgage loan and consent to certain refinancings and other modifications of the Hudson mortgage loan.
The Mortgages require the Company’s subsidiary borrowers (entities owning Hudson and Mondrian Los Angeles) to fund reserve accounts to cover monthly debt service payments. Those subsidiary borrowers are also required to fund reserves for property, sales and occupancy taxes, insurance premiums, capital expenditures and the operation and maintenance of those hotels. Reserves are deposited into restricted cash accounts and are released as certain conditions are met. As of March 31, 2010, the Mortgages had fallen below the required debt service coverage and as such, all excess cash, once all other reserve accounts are completed, is funded into a curtailment reserve fund. As of June 30, 2010, the balance in the curtailment reserve fund was $16.4 million. The subsidiary borrowers are not permitted to have any liabilities other than certain ordinary trade payables, purchase money indebtedness, capital lease obligations and certain other liabilities.
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
The Mortgages provide for events of default customary in mortgage financings, including, among others, failure to pay principal or interest when due, failure to comply with certain covenants, certain insolvency and receivership events affecting the subsidiary borrowers, Morgans Group or the Company, and breach of the encumbrance and transfer provisions. In the event of a default under the Mortgages, the lender’s recourse is limited to the mortgaged property, unless the event of default results from insolvency, a voluntary bankruptcy filing, a breach of the encumbrance and transfer provisions, or various other “bad acts”, in which event the lender may also pursue remedies against Morgans Group.
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
Due to the amount of the payments stated in the lease, which will increase periodically, and the economic environment in which the hotel operates, Clift Holdings, the Company’s subsidiary that leases Clift, had not been operating Clift at a profit and Morgans Group had been funding cash shortfalls sustained at Clift in order to enable Clift Holdings to make lease payments from time to time. On March 1, 2010, however, the Company discontinued subsidizing Clift Holdings and Clift Holdings stopped making the scheduled monthly payments. Under the lease, the owners’ recourse is limited to Clift Holdings, which has no substantial assets other than its leasehold interest in Clift. The Company has been in discussions with the owners to restructure the payment obligations. However, on May 4, 2010, the owners filed a lawsuit against Clift Holdings, which the court dismissed on June 1, 2010. On June 8, 2010, the owners filed a new lawsuit and on June 17, 2010, the Company and Clift Holdings filed an affirmative civil lawsuit. The Company has had discussion with the owners regarding resolution of this litigation, but there can be no assurance that it will be successful in restructuring the lease, resolving this litigation, or continuing to operate Clift. See footnote 11 to the consolidated financial statements for further discussion.
(c) Promissory Notes
The property across from the Delano South Beach has a $10.0 million interest only non-recourse promissory note to the seller. Effective January 24, 2010, the Company extended the maturity of the note until January 24, 2011. The note bears interest at 11.0%, but the Company is permitted to defer half of each monthly interest payment until the maturity date. The obligations under the note are secured by the property. Additionally, in January 2009, an affiliate of the seller financed an additional $0.5 million to pay for costs associated with obtaining necessary permits. This $0.5 million promissory note had a scheduled maturity date on January 24, 2010, which the Company extended to January 24, 2011, and continues to bear interest at 11%. The obligations under this note are secured with a pledge of the equity interests in the Company’s subsidiary that owns the property. Effective April 25, 2010, the Company discontinued subsidizing the monthly scheduled interest payments under both notes. The Company is reviewing the feasibility of the project, including whether the project qualifies for various tax credits. The Company may consider development of the property if the proceeds from the sale of the tax credits are available to fund a sufficient portion of the costs.
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

(e) Revolving Credit Facility
On October 6, 2006, the Company and certain of its subsidiaries entered into a revolving credit facility which included a letter of credit sub-facility and swingline sub-facility (collectively, the “Revolving Credit Facility”) with Wachovia Bank, National Association, as Administrative Agent, and the other lenders party thereto.
On August 5, 2009, the Company and certain of its subsidiaries entered into an amendment to the Revolving Credit Facility (the “Amended Revolving Credit Facility”).
Among other things, the Amended Revolving Credit Facility:
•	deleted the financial covenant requiring the Company to maintain certain leverage ratios;
•
revised the fixed charge coverage ratio (defined generally as the ratio of consolidated EBITDA excluding Mondrian Scottsdale’s EBITDA for the periods ending June 30, 2009 and September 30, 2009 and Clift’s EBITDA for all periods to consolidated interest expense excluding Mondrian Scottsdale’s interest expense for the periods ending June 30, 2009 and September 30, 2009 and Clift’s interest expense for all periods) that the Company is required to maintain for each four-quarter period to no less than 0.90 to 1.00 from the previous fixed charge coverage ratio of no less than 1.75 to 1.00. As of June 30, 2010, the Company’s fixed charge coverage ratio under the Amended Revolving Credit Facility was 1.18x;

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

In addition to the provisions above, the Amended Revolving Credit Facility reduced the maximum aggregate amount of the commitments from $220.0 million to $125.0 million, divided into two tranches: (i) a revolving credit facility in an amount equal to $90.0 million (the “New York Tranche”), which is secured by a mortgage on Morgans and Royalton (the “New York Properties”) and a mortgage on Delano South Beach (the “Florida Property”); and (ii) a revolving credit facility in an amount equal to $35.0 million (the “Florida Tranche”), which is secured by the mortgage on the Florida Property (but not the New York Properties). The Amended Revolving Credit Facility also provides for a letter of credit facility in the amount of $25.0 million, which is secured by the mortgages on the New York Properties and the Florida Property. At any given time, the amount available for borrowings under the Amended Revolving Credit Facility is contingent upon the borrowing base valuation, which is calculated as the lesser of (i) 60% of appraised value and (ii) the implied debt service coverage value of certain collateral properties securing the Amended Revolving Credit Facility; provided that the portion of the borrowing base attributable to the New York Properties will never be less than 35% of the appraised value of the New York Properties. Following appraisals in March 2010, total availability under the Amended Revolving Credit Facility as of June 30, 2010 was $122.3 million, of which the outstanding principal balance was $23.5 million, and approximately $2.0 million of letters of credit were posted, all allocated to the Florida Tranche.

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
(g) Mortgage Debt of Discontinued Operation
In May 2006, the Company obtained a $40.0 million non-recourse mortgage and mezzanine financing on Mondrian Scottsdale, which accrued interest at LIBOR plus 2.3%, and for which Morgans Group had provided a standard non-recourse carve-out guaranty. In June 2009, the non-recourse mortgage and mezzanine loans matured and the Company discontinued subsidizing the debt service. The lender foreclosed on the property and terminated the Company’s management agreement related to the property with an effective termination date of March 16, 2010.
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

On May 20, 2010, the Company issued an aggregate of 58,135 RSUs to the Company’s non-employee directors under the Amended 2007 Incentive Plan, which vested immediately upon grant. The fair value of each such RSU was $6.02 at the grant date.
A summary of stock-based incentive awards as of June 30, 2010 is as follows (in units, or shares, as applicable):

	Restricted Stock
	Units	LTIP Units	Stock Options
Outstanding as of January 1, 2010	1,265,332	2,018,659	1,659,279
Granted during 2010	256,235	453,619	—
Distributed/exercised during 2010	(294,232)	(193,139)	—
Forfeited during 2010	(122,148)	(7,702)	(141,874)

Outstanding as of June 30, 2010	1,105,187	2,271,437	1,517,405

Vested as of June 30, 2010	216,025	1,343,894	1,267,974

As of June 30, 2010 and December 31, 2009, there were approximately $11.4 million and $13.3 million, respectively, of total unrecognized compensation costs related to unvested share awards. As of June 30, 2010, the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 14 months.
Total stock compensation expense, which is included in corporate expenses on the accompanying consolidated statements of operations, was $2.8 million and $2.5 million for the three months ended June 30, 2010 and 2009, respectively, and $6.6 million and $5.6 million for the six months ended June 30, 2010 and 2009, respectively.
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
The initial carrying value of the Series A Preferred Securities was recorded at its net present value less costs to issue on the date of issuance. The carrying value will be periodically adjusted for accretion of the discount. As of June 30, 2010, the value of the Series A Preferred Securities was $49.8 million, which includes the accretion of $1.7 million.
The Company calculated the estimated fair value of the warrants using the Black-Scholes valuation model, as discussed in note 2.
The Company and Yucaipa American Alliance Fund II, LLC, an affiliate of the Investors (the “Fund Manager”), also entered into a Real Estate Fund Formation Agreement (the “Fund Formation Agreement”) on October 15, 2009 pursuant to which the Company and the Fund Manager have agreed to use their good faith efforts to endeavor to raise a private investment fund (the “Fund”). The purpose of the Fund will be to invest in hotel real estate projects located in North America. The Company will be offered the opportunity to manage the hotels owned by the Fund under long-term management agreements. In connection with the Fund Formation Agreement, the Company issued to the Fund Manager 5,000,000 contingent warrants to purchase the Company’s common stock at an exercise price of $6.00 per share with a 7-1/2 year term. These contingent warrants will only become exercisable if the Fund obtains capital commitments in certain amounts over certain time periods and also meets certain further capital commitment and investment thresholds. The exercise of these contingent warrants is also subject to an exercise cap which effectively limits the Fund Manager’s beneficial ownership (which is considered jointly with the Investors’ beneficial ownership) of the Company’s common stock to 9.9% at any one time, subject to certain exceptions. The exercise price and number of shares subject to these contingent warrants are both subject to anti-dilution adjustments. As of June 30, 2010, no contingent warrants have been issued and no value has been assigned to the warrants, as the Company cannot determine the probability that the Fund will be raised. In the event the Fund is raised and contingent warrants are issued, the Company will determine the value of the contingent warrants in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. We cannot provide any assurances that the Fund will be raised.
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
9. Discontinued Operations
In May 2006, the Company obtained a $40.0 million non-recourse mortgage and mezzanine financing on Mondrian Scottsdale, which accrued interest at LIBOR plus 2.3%, and for which Morgans Group had provided a standard non-recourse carve-out guaranty. In June 2009, the non-recourse mortgage and mezzanine loans matured and the Company discontinued subsidizing the debt service. The lender foreclosed on the property and terminated the Company’s management agreement related to the property with an effective termination date of March 16, 2010.
The Company has reclassified the individual assets and liabilities to the appropriate discontinued operations line items on its June 30, 2010 and December 31, 2009 balance sheets. Additionally, the Company reclassified the hotels results of operations and cash flows to discontinued operations on the Company’s statements of operations and cash flows. For the six months ended June 30, 2010, the Company recorded income from discontinued operations of approximately $17.2 million.
The following sets forth the discontinued operations for the three and six months ended June 30, 2010 and 2009, related to the Company’s discontinued operations (in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Operating revenues	$—	$1,835	$1,594	$4,884
Operating expenses	(82)	(2,243)	(1,804)	(4,682)
Interest expense	(11)	(274)	(177)	(551)
Depreciation and amortization expense	—	(294)	(268)	(586)
Income tax benefit	—	400	—	383
(Loss) gain on disposal	(133)	—	17,820	—

(Loss) income from discontinued operations	$(226)	$(576)	$17,165	$(552)

10. Related Party Transactions
The Company earned management fees, chain services fees and fees for certain technical services and has receivables from hotels it owns through investments in unconsolidated joint ventures. These fees totaled approximately $5.1 million and $3.9 million for the three months ended June 30, 2010 and 2009, respectively, and $9.5 million and $7.3 million for the six months ended June 30, 2010 and 2009, respectively.
As of June 30, 2010 and December 31, 2009, the Company had receivables from these affiliates of approximately $9.6 million and $9.5 million, respectively, which are included in related party receivables on the accompanying consolidated balance sheets.

Guaranty for Hard Rock Debt
On December 24, 2009, Morgans Group, together with DLJMB, as guarantors, entered into an amendment of the non-recourse carve-out guaranty, dated August 1, 2008, related to the non-recourse loan, secured by approximately 11-acres of unused land owned by a Hard Rock subsidiary, increasing the amount of such guaranty to $53.9 million, which guaranty is only triggered in the event of certain “bad boy” acts. In the Company’s joint venture agreement, DLJMB has agreed to be responsible for 100% of any liability under the guaranty subject to certain conditions. The Company’s Chairman of the Board, is also Chairman of the Board, President, Chief Executive Officer and equity holder of NorthStar Realty Finance Corp., which is a participant lender in the loan. The Company believes that this guaranty does not pose a material risk to the Company’s financial position or results.
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
The Company believes that a foreclosure based on a payment default does not create one of the limited circumstances under which Morgans Group LLC would have recourse liability under the guaranty. On May 27, 2010, the Company answered Petra’s complaint, denying any obligation to make payment under the guaranty. It also requested relevant documents from Petra. On July 9, 2010, Petra moved for summary judgment on the ground that the loan documents unambiguously establish Morgans Group’s obligation under the guaranty. Petra also moved to stay discovery pending resolution of its motion. The Company will oppose Petra’s motion for summary judgment, and will continue to defend this lawsuit vigorously. However, it is not possible to predict the outcome of the lawsuit.

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
On May 4, 2010, Hasina, LLC, Kalpana, LLC, Rigg Hotel, LLC, JRIA LLC and Tarstone Hotels, LLC (the “Hasina plaintiffs”) filed a complaint against Clift Holdings in the San Francisco Superior Court regarding Clift Holdings’ non-payment of the Clift obligations. The complaint demands, among other things, approximately $1.0 million for overdue payments, $16,318 for each day that Clift Holdings does not vacate the premises, attorneys fees and possession of the property. On June 1, 2010, the court dismissed that lawsuit after Clift Holdings filed a motion to dismiss it. On June 8, 2010, the Hasina plaintiffs filed a new lawsuit alleging substantially the same claims alleged in the May 4 complaint. Clift Holdings has filed another motion to dismiss and that motion is currently set to be heard on August 24, 2010.
On June 17, 2010, the Company and Clift Holdings filed an affirmative civil lawsuit against Tarsadia Hotels, Inc., Hasina, LLC, Kalpana, LLC, Rigg Hotel, LLC, JRIA LLC, Tarstone Hotels, LLC (collectively, the “Tarsadia defendants”). The suit alleges that the Tarsadia defendants agreed to negotiate in good faith with the Company and Clift Holdings to reduce the payments due under the lease, but that they breached that agreement by failing to negotiate at all and instead marketing the property for sale.
The Company has been in discussions with the owners regarding resolution of this issue, but there can be no assurance that such discussions will be successful.
Other Litigation
The Company is involved in various lawsuits and administrative actions in the normal course of business. In management’s opinion, disposition of these lawsuits is not expected to have a material adverse effect on our financial position, results of operations or liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q for the six months ended June 30, 2010. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those set forth under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
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
As of June 30, 2010, we consolidate the results of operations for all of our Owned Hotels and certain food and beverage operations at three of our Owned Hotels, which are operated under 50/50 joint ventures with restaurateur Jeffrey Chodorow. We consolidate the food and beverage joint ventures as we believe that we are the primary beneficiary of these entities. Our partner’s share of the results of operations of these food and beverage joint ventures are recorded as noncontrolling interest in the accompanying consolidated financial statements.
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
As of June 30, 2010, we operated the following Joint Venture Hotels under management agreements which expire as follows:
•	Sanderson — June 2018 (with one 10-year extension at our option);

•	St Martins Lane — June 2018 (with one 10-year extension at our option);

•	Shore Club — July 2022;

•	Hard Rock — February 2027 (with two 10-year extensions);

•	Mondrian South Beach — August 2026; and

•	Ames — November 2024.

In addition to the Joint Venture Hotels, we also manage two non-Morgans Hotel Group branded hotels. In October 2009, we began managing the San Juan Water and Beach Club in Isla Verde, Puerto Rico under a 10-year management agreement. As of June 30, 2010, we had contributed approximately $0.7 million for an approximately 25% ownership interest in the San Juan Water and Beach Club. In December, we began managing Hotel Las Palapas in Playa del Carmen, Mexico under a five-year management agreement with one five-year extension, which is automatic so long as we are not in default under the management agreement. We do not have an ownership interest in Hotel Las Palapas. We have also signed an agreement to manage Mondrian SoHo once development is complete. We have signed management agreements to manage various other hotels that are in development, including a Mondrian Palm Springs project, but we are unsure of the future of the development of these hotels as financing has not yet been obtained.
In March 2010, the lender for the Shore Club mortgage initiated foreclosure proceedings against the property. We are continuing to operate the hotel pursuant to the management agreement during foreclosure proceedings, but we are uncertain whether we will continue to manage the property once foreclosure proceedings are complete.
These management agreements may be subject to early termination in specified circumstances. For instance, beginning 12 months following the year of completion of the expansion of the Hard Rock, our Hard Rock management agreement may be terminated if the Hard Rock fails to achieve an EBITDA hurdle, as defined in the management agreement. There can be no assurances that we will satisfy this or other performance tests in our management agreements, many of which may be beyond our control, or that our management agreements will not be subject to early termination. Several of our hotels are also subject to substantial mortgage and mezzanine debt, and in some instances our management fee is subordinated to the debt and our management agreements may be terminated by the lenders on foreclosure.
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

•
Income tax expense (benefit). All of our foreign subsidiaries are subject to local jurisdiction corporate income taxes. Income tax expense is reported at the applicable rate for the periods presented. We are subject to Federal and state income taxes. Income taxes for the six months ended June 30, 2010 and 2009 were computed using our calculated effective tax rate. We also recorded net deferred taxes related to cumulative differences in the basis recorded for certain assets and liabilities.

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

•
Income (loss) from discontinued operations, net of tax. In March 2010, Mondrian Scottsdale was foreclosed and we were terminated as the property’s manager. As such, we have recorded the income or loss earned from Mondrian Scottsdale in the income (loss) from discontinued operations, net of tax, on the accompanying consolidated financial statements.

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
Recent Trends and Developments
Recent Trends. Starting in the fourth quarter of 2008 and continuing throughout the first three quarters of 2009, the weakened U.S. and global economies resulted in considerable negative pressure on both consumer and business spending. As a result, lodging demand and revenues, which are primarily driven by growth in GDP, business investment and unemployment growth weakened substantially during this period as compared to the lodging demand and revenues we experienced prior to the fourth quarter of 2008. While the outlook for the U.S. and global economies have improved, unemployment remains persistently high and spending by businesses and consumers remains cautious. In addition, there are still several trends which make the full year 2010 lodging performance difficult to forecast, including shorter booking lead times at our hotels.
We experienced positive trends in the first half of 2010 as we saw improvement in demand in key gateway markets, particularly in New York and London, most notably in the form of increasing occupancy in those markets in the first and second quarters accompanied by increases in average daily rate in the second quarter of 2010. However, our operating results were still below pre-recessionary levels.

As demand strengthens, we are focusing on revenue enhancement by actively managing rates and availability. As demand begins to return, the ability to increase pricing will be a critical component in driving profitability. Through these challenging times, our strategy and focus continues to be to preserve profit margins by maximizing revenue, increasing our market share and managing costs.
We are also actively managing costs at each of our properties and our corporate office. Through our multi-phased contingency plan, we reduced hotel operating expenses and corporate expenses during 2008 and 2009. We continue to focus on containing operating costs without affecting the guest experience. We believe that these cost reduction plans have resulted and will continue to result in significant savings, although market conditions may require increases in certain areas.
While the pace of new lodging supply in various phases of development has increased over the past several quarters, we believe the timing of many of these projects may be affected by the ongoing uncertain and weak economic conditions and the reduced availability of financing. These factors may dampen the pace of new supply development, including our own, in 2010. Nevertheless, we did witness new competitive luxury and boutique properties opening in 2008, 2009 and through the first six months of 2010 in some of our markets, particularly in Los Angeles, Miami Beach, Las Vegas and New York, which have impacted our performance in these markets and may continue to do so.
For the remainder of 2010, we believe that if various economic forecasts projecting continued modest expansion are accurate, this may lead to a gradual and modest increase in lodging demand for both leisure and business travel, although we expect there to be continued pressure on rates, as leisure and business travelers alike continue to focus on cost containment. As such, there can be no assurances that any increases in hotel revenues or earnings at our properties will occur, or be sustained, or that any losses will not increase for these or any other reasons.
We believe that the global credit market conditions will also gradually improve during the remainder of 2010, although we believe there will continue to be less credit available and on less favorable terms than were obtainable in prior years. Given the current state of the credit markets, some of our joint venture projects, such as Mondrian Palm Springs, may not be able to obtain adequate project financing in a timely manner or at all. If adequate project financing is not obtained, the joint ventures or developers, as applicable, may seek additional equity investors to raise capital, limit the scope of the project, defer the project or cancel the project altogether.
Recent Developments.
Mondrian South Beach Debt Restructuring. In April 2010, the Mondrian South Beach joint venture amended the non-recourse financing secured by Mondrian South Beach and extended the maturity date for up to seven years until April 2017. Among other things, the amendment allows the joint venture to accrue all interest for a period of two years and a portion thereafter and gives the joint venture the ability to provide seller financing to qualified condominium buyers up to 80% of the condominium purchase price. The amendment also provides that approximately $28 million of mezzanine financing invested in the property be elevated in the capital structure to become, in effect, on par with the lender’s mezzanine debt so that the joint venture receives at least 50% of all returns in excess of the first mortgage.
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

Amendment to the Amended and Restated Stockholder Protection Rights Agreement. On April 21, 2010, our board of directors resolved to amend the Amended and Restated Stockholder Protection Rights Agreement (the “Rights Agreement”), dated as of October 1, 2009, between us and Mellon Investor Services LLC (“Mellon”), as Rights Agent, in connection with the entry into the Waiver Agreement to exempt the ownership of the Convertible Notes by any person from the determination of the beneficial ownership of our common stock by such person under the Rights Agreement for so long as the Convertible Notes have not been acquired in the two years preceding October 17, 2014 and provided further that at the time the Convertible Notes were acquired the market price of the shares of our common stock did not exceed the conversion price applicable to the Convertible Notes. Thereafter, on April 21, 2010, we and Mellon entered into Amendment No. 2 to the Rights Agreement (“Amendment No. 2”) to amend the definition of “Beneficial Owner” to reflect such exemption.
Forbearance Agreement on Mortgage Agreements. On July 9, 2010, we entered into forbearance agreements with the lenders which hold the mortgage loans secured by our Hudson and Mondrian Los Angeles hotels. The forbearance agreements effectively extend the maturities of the loans until September 12, 2010 allowing us and the lenders additional time to complete the negotiation and documentation of the appropriate amendments to further extend the loans. There can be no assurance that we will be successful in extending the maturity of these mortgage loans.
Refinancing of London Joint Venture Debt. On July 15, 2010, the joint venture that owns Sanderson and St Martins Lane refinanced in full the mortgage debt secured by the hotels with a new loan maturing in July 2015. The previous loan was scheduled to mature in November 2010. The new financing is a £100 million loan that is non-recourse to us and is secured by the two London hotels. The joint venture also entered into a swap agreement that effectively fixes the interest rate at 5.22% for the term of the loan, a reduction in interest rate of approximately 105 basis points compared with the previous mortgage debt.
Additional Funding to Complete Development of Mondrian SoHo and Extension of Debt. On July 31, 2010, the joint venture developing a Mondrian in SoHo, amended the debt financing on the project to, among other things, provide for extensions of the maturity date of the mortgage loan secured by the hotel for up to five years through extension options, subject to certain conditions. In addition to new funds being provided by the lender, our joint venture partner is making cash and other contributions to the joint venture, and we will provide up to $3.2 million of additional funds to complete the project. Our contribution will be treated as a loan with priority over the equity.

Operating Results
Comparison of Three Months Ended June 30, 2010 to Three Months Ended June 30, 2009
The following table presents our operating results for the three months ended June 30, 2010 and 2009, including the amount and percentage change in these results between the two periods. The consolidated operating results for the three months ended June 30, 2010 is comparable to the consolidated operating results for the three months ended June 30, 2009, with the exception of the Hard Rock, which was under renovation and expansion during 2009, Ames in Boston, which opened in November 2009, San Juan Water and Beach Club, which we began managing in October 2009, and Hotel Las Palapas, which we began managing in December 2009. The consolidated operating results are as follows:

	Three Months Ended
	June 30,	June 30,
	2010	2009	Changes ($)	Changes (%)
	(Dollars in thousands)
Revenues:
Rooms	$35,093	$30,137	$4,956	16.4%
Food and beverage	17,549	18,403	(854)	(4.6)
Other hotel	2,444	2,150	294	13.7

Total hotel revenues	55,086	50,690	4,396	8.7
Management fee-related parties and other income	5,103	3,863	1,240	32.1

Total revenues	60,189	54,553	5,636	10.3

Operating Costs and Expenses:
Rooms	10,291	9,918	373	3.8
Food and beverage	14,184	13,826	358	2.6
Other departmental	1,260	1,483	(223)	(15.0)
Hotel selling, general and administrative	11,811	11,164	647	5.8
Property taxes, insurance and other	4,711	4,078	633	15.5

Total hotel operating expenses	42,257	40,469	1,788	4.4
Corporate expenses, including stock compensation	9,220	7,488	1,732	23.1
Depreciation and amortization	8,011	8,116	(105)	(1.3)
Restructuring, development and disposal costs	1,189	653	536	82.1

Total operating costs and expenses	60,677	56,726	3,951	7.0

Operating loss	(488)	(2,173)	1,685	(77.5)
Interest expense, net	12,680	11,768	912	7.7
Equity in loss of unconsolidated joint venture	7,739	1,895	5,844	(1)
Other non-operating expense	241	496	(255)	(51.4)

Loss before income tax expense (benefit)	(21,148)	(16,332)	(4,816)	29.5
Income tax expense (benefit)	131	(6,969)	7,100	(1)

Net loss	(21,279)	(9,363)	(11,916)	(1)
Net loss (income) attributable to non controlling interest	434	(115)	549	(1)

Net loss from continuing operations	(20,845)	(9,478)	(11,367)	(1)

Loss from discontinued operations	(226)	(579)	353	(61.0)

Net loss	(21,071)	(10,057)	(11,014)	(1)

Preferred stock dividends and accretion	2,114	—	2,114	(1)

Net loss attributable to common stockholders	$(23,185)	$(10,057)	$(13,128)	(1)

(1)	Not meaningful.

Total Hotel Revenues. Total hotel revenues increased 8.7% to $55.1 million for the three months ended June 30, 2010 compared to $50.7 million for the three months ended June 30, 2009. The components of RevPAR from our Owned Hotels for the three months ended June 30, 2010 and 2009, excluding discontinued operations, are summarized as follows:

	Three Months Ended
	June 30,	June 30,
	2010	2009	Change ($)	Change (%)
Occupancy	84.4%	78.4%	—	7.7%
ADR	$239	$224	$15	6.5%
RevPAR	$201	$176	$25	14.7%
RevPAR from our Owned Hotels increased 14.7% to $201 for the three months ended June 30, 2010 compared to $176 for the three months ended June 30, 2009.
Rooms revenue increased 16.4% to $35.1 million for the three months ended June 30, 2010 compared to $30.1 million for the three months ended June 30, 2009, which is directly attributable to the increase in occupancy and ADR shown above. Strong corporate travel, particularly in New York, was a key factor in the increase.
Food and beverage revenue decreased 4.6% to $17.5 million for the three months ended June 30, 2010 compared to $18.4 million for the three months ended June 30, 2009. The decrease was primarily attributable to a 6.6% decline in food and beverage revenue at Hudson during the three months ended June 30, 2010 as compared to the same period in 2009, as the primary restaurant was being re-concepted and was under renovation from January 2010 until May 2010. The new restaurant, Hudson Hall, opened in late May 2010. Additionally, food and beverage revenue was down 11.2 % at Mondrian Los Angeles, primarily due to bad weather and increased competitive supply in the market, which impacted operations at the Asia de Cuba and Skybar outdoor venues.
Other hotel revenue increased 13.7% to $2.4 million for the three months ended June 30, 2010 compared to $2.2 million for the three months ended June 30, 2009. The overall increase was primarily attributable to the increase in lodging demand, as demonstrated above in our increase in occupancy and ADR. Generally, as occupancy increases, ancillary revenues at our hotels increase as well. Additionally, we have installed new wireless infrastructures into certain of our Owned Hotel, which has contributed to an increase in internet revenues.
Management Fee — Related Parties and Other Income. Management fee — related parties and other income increased by 32.1% to $5.1 million for the three months ended June 30, 2010 compared to $3.9 million for the three months ended June 30, 2009. This increase is primarily attributable to an increase in management fees earned at Hard Rock due to the property expansion project that was underway during 2009 and resulted in 490 new rooms that opened in July 2009 and an additional 374 new rooms that opened in December 2009. Additionally, an increase also occurred due to management fees earned at Ames, which opened in November 2009, the San Juan Water and Beach Club, which we began managing in October 2009, and Hotel Las Palapas, which we began managing in December 2009.
Operating Costs and Expenses
Rooms expense increased 3.8% to $10.3 million for the three months ended June 30, 2010 compared to $9.9 million for the three months ended June 30, 2009. This increase is a direct result of the increase in rooms revenue attributed to increased occupancy.
Food and beverage expense increased 2.6% to $14.2 million for the three months ended June 30, 2010 compared to $13.8 million for the three months ended June 30, 2009. This increase is primarily due to a 13.3% increase in expenses at Royalton as a result of increased annual union wages and an increase in state unemployment taxes as a result of the staff-level restructuring implemented in 2009.
Other departmental expense decreased 15.0% to $1.3 million for the three months ended June 30, 2010 compared to $1.5 million for the three months ended June 30, 2009. This decrease is consistent with cost saving initiatives implemented in 2008 and 2009.

Hotel selling, general and administrative expense increased 5.8% to $11.8 million for the three months ended June 30, 2010 compared to $11.2 million for the three months ended June 30, 2009. This increase was primarily due to increased selling and marketing initiatives implemented across our hotel portfolio.
Property taxes, insurance and other expense increased 15.5% to $4.7 million for the three months ended June 30, 2010 compared to $4.1 million for the three months ended June 30, 2009. This increase was primarily due to increases in property taxes at Hudson as a result of the expiration of a property tax abatement, which will continue to be phased out over the next three years, fully expiring in 2012.
Corporate expenses, including stock compensation increased 23.1% to $9.2 million for the three months ended June 30, 2010 compared to $7.5 million for the three months ended June 30, 2009. This increase is primarily due to restoring the bonus accruals to more normalized levels during the three months ended June 30, 2010 as compared to the same period in 2009. Additionally, we recognized a $0.3 million increase in stock compensation expense due to additional equity grants in the third quarter of 2009 and second quarter of 2010.
Depreciation and amortization decreased 1.3% to $8.0 million for the three months ended June 30, 2010 compared to $8.1 million for the three months ended June 30, 2009. This decrease is primarily the result of an adjustment recognized in the second quarter of 2009, which had no significant effect on the financial statements.
Restructuring, development and disposal costs increased 82.1% to $1.2 million for the three months ended June 30, 2010 compared to $0.7 million for the three months ended June 30, 2009. The increase in the expense is primarily related to costs incurred to ready Hudson Hall, Hudson’s new restaurant concept for opening in 2010, slightly offset by a decrease in severance expenses compared to severance expenses incurred during 2009 as part of our cost reduction plans.
Interest Expense, net. Interest expense, net increased 7.7% to $12.7 million for the three months ended June 30, 2010 compared to $11.8 million for the three months ended June 30, 2009. This increase is primarily due to an increase in financing fees incurred in late 2009 related to the restructuring of our revolving credit facility, which impacts interest expense for the three months ended June 30, 2010.
Equity in loss of unconsolidated joint ventures resulted in a loss of $7.7 million for the three months ended June 30, 2010 compared to a loss of $1.9 million for the three months ended June 30, 2009. This change was primarily a result of the $8.3 million impairment charge we recognized on our investment in Mondrian SoHo in June 2010. Slightly offsetting this increase in equity in loss of unconsolidated joint ventures was a decrease in losses from Mondrian South Beach and an increase in income from the London joint venture which owns Sanderson and St Martins Lane during the three months ended June 30, 2010.
The components of RevPAR from our comparable Joint Venture Hotels for the three months ended June 30, 2010 and 2009, which includes Sanderson, St Martins Lane, Shore Club, and Mondrian South Beach, but excludes the Hard Rock, which was under renovation and expansion during 2009, and Ames in Boston, which opened in November 2009, are summarized as follows (in constant dollars):

	Three Months Ended
	June 30,	June 30,
	2010	2009	Change ($)	Change (%)
Occupancy	53.1%	55.5%	—	(4.4)%
ADR	$307	$294	$13	4.3%
RevPAR	$163	$163	$—	(0.3)%
Other non-operating expense decreased 51.4% to $0.2 million for the three months ended June 30, 2010 as compared to $0.5 million for the three months ended June 30, 2009. The decrease is primarily the result of the change in fair market value of the warrants issued to the Investors in connection with the Series A Preferred Securities, discussed and defined below and in notes 5 and 8 of our consolidated financial statements.

Income tax expense (benefit) resulted in an expense of $0.1 million for the three months ended June 30, 2010 as compared to a benefit of $7.0 million for the three months ended June 30, 2009. The change was primarily due to a valuation allowance recorded against the tax benefit for the three months ended June 30, 2010.
Operating Results
Comparison of Six Months Ended June 30, 2010 to Six Months Ended June 30, 2009
The following table presents our operating results for the six months ended June 30, 2010 and 2009, including the amount and percentage change in these results between the two periods. The consolidated operating results for the six months ended June 30, 2010 is comparable to the consolidated operating results for the six months ended June 30, 2009, with the exception of Hard Rock, which was under renovation and expansion during 2009, Ames in Boston, which opened in November 2009, the San Juan Water and Beach Club, which we began managing in October 2009, and Hotel Las Palapas, which we began managing in December 2009. The consolidated operating results are as follows:

	Six Months Ended
	June 30,	June 30,
	2010	2009	Changes ($)	Changes (%)
	(Dollars in thousands)
Revenues:
Rooms	$64,343	$57,007	$7,336	12.9%
Food and beverage	35,045	36,959	(1,914)	(5.2)
Other hotel	4,653	4,504	149	3.3

Total hotel revenues	104,041	98,470	5,571	5.7
Management fee-related parties and other income	9,532	7,312	2,220	30.4

Total revenues	113,573	105,782	7,791	7.4

Operating Costs and Expenses:
Rooms	20,316	19,628	688	3.5
Food and beverage	28,100	27,693	407	1.5
Other departmental	2,512	2,964	(452)	(15.2)
Hotel selling, general and administrative	23,248	22,186	1,062	4.8
Property taxes, insurance and other	8,811	8,293	518	6.2

Total hotel operating expenses	82,987	80,764	2,223	2.8
Corporate expenses, including stock compensation	19,225	16,788	2,437	14.5
Depreciation and amortization	15,356	15,045	311	2.1
Restructuring, development and disposal costs	1,866	1,531	335	21.9

Total operating costs and expenses	119,434	114,128	5,306	4.6

Operating loss	(5,861)	(8,346)	2,485	(29.8)
Interest expense, net	25,297	22,949	2,348	10.2
Equity in loss of unconsolidated joint venture	8,002	2,438	5,564	(1)
Other non-operating expense	15,318	1,065	14,253	(1)

Loss before income tax expense (benefit)	(54,478)	(34,798)	(19,680)	56.6
Income tax expense (benefit)	299	(15,125)	15,424	(1)

Net loss	(54,777)	(19,673)	(35,104)	(1)
Net loss (income) attributable to non controlling interest	581	(418)	999	(1)

Net loss from continuing operations	(54,196)	(20,091)	(34,105)	(1)

Income (loss) from discontinued operations	17,165	(552)	17,717	(1)

Net loss	(37,031)	(20,643)	(16,388)	79.4

Preferred stock dividends and accretion	4,192	—	4,192	(1)

Net loss attributable to common stockholders	$(41,223)	$(20,643)	$(20,580)	99.7

(1)	Not meaningful.

Total Hotel Revenues. Total hotel revenues increased 5.7% to $104.0 million for the six months ended June 30, 2010 compared to $98.5 million for the six months ended June 30, 2009. The components of RevPAR from our Owned Hotels for the six months ended June 30, 2010 and 2009, excluding discontinued operations, are summarized as follows:

	Six Months Ended
	June 30,	June 30,
	2010	2009	Change ($)	Change (%)
Occupancy	78.2%	71.3%	—	9.8%
ADR	$237	$234	$3	1.3%
RevPAR	$186	$167	$19	11.1%
RevPAR from our Owned Hotels increased 11.1% to $186 for the six months ended June 30, 2010 compared to $167 for the six months ended June 30, 2009.
Rooms revenue increased 12.9% to $64.3 million for the six months ended June 30, 2010 compared to $57.0 million for the six months ended June 30, 2009, which is directly attributable to the increase in occupancy and ADR shown above. Strong corporate travel, particularly in New York, was a key factor in the increase.
Food and beverage revenue decreased 5.2% to $35.0 million for the six months ended June 30, 2010 compared to $37.0 million for the six months ended June 30, 2009. The decrease was primarily attributable to a 15% decline in food and beverage revenue at Hudson during the six months ended June 30, 2010 as compared to the same period in 2009, as the primary restaurant was being re-concepted and was closed for renovations from January 2010 until May 2010. The new restaurant, Hudson Hall, opened in late May 2010. Additionally, food and beverage revenue was down 6.2 % at Mondrian Los Angeles, primarily due to increased competitive supply in the market, which impacted operations of Asia de Cuba and Skybar.
Other hotel revenue increased 3.3% to $4.7 million for the six months ended June 30, 2010 compared to $4.5 million for the six months ended June 30, 2009. The overall increase was primarily attributable to the increase in lodging demand, as demonstrated above in our increase in occupancy and ADR. Generally, as occupancy increases, ancillary revenues at our hotels increase as well. Additionally, we have installed new wireless infrastructures into certain of our Owned Hotel, which has contributed to an increase in internet revenues.
Management Fee — Related Parties and Other Income increased by 30.4% to $9.5 million for the six months ended June 30, 2010 compared to $7.3 million for the six months ended June 30, 2009. This increase is primarily attributable to an increase in management fees earned at Hard Rock due to the property expansion project that was underway during 2009 and resulted in 490 new rooms that opened in July 2009 and an additional 374 new rooms that opened in December 2009. Additionally, an increase also occurred due to management fees earned at Ames, which opened in November 2009, the San Juan Water and Beach Club, which we began managing in October 2009, and Hotel Las Palapas, which we began managing in December 2009.
Operating Costs and Expenses
Rooms expense increased 3.5% to $20.3 million for the six months ended June 30, 2010 compared to $19.6 million for the six months ended June 30, 2009. This increase is a direct result of the increase in rooms revenue attributed to increased occupancy. We implemented cost cutting initiatives at our hotels in 2008 and early 2009 which we intend to maintain as occupancy rebounds.
Food and beverage expense increased 1.5% to $28.1 million for the six months ended June 30, 2010 compared to $27.7 million for the six months ended June 30, 2009. This increase is primarily due to a 9.3% increase in expenses at Royalton as a result of increased annual union wages and an increase in state unemployment taxes as a result of the staff-level restructuring implemented in 2009. Offsetting this increase is a decrease in food and beverage expenses at Hudson as a result of the primary restaurant being closed from January 2010 to May 2010 for re-concepting and renovation, as discussed above.
Other departmental expense decreased 15.2% to $2.5 million for the six months ended June 30, 2010 compared to $3.0 million for the six months ended June 30, 2009. This decrease is consistent with cost saving initiatives implemented in 2008 and 2009.

Hotel selling, general and administrative expense increased 4.8% to $23.2 million for the six months ended June 30, 2010 compared to $22.2 million for the six months ended June 30, 2009. This increase was primarily due to increased selling and marketing initiatives implemented across our hotel portfolio.
Property taxes, insurance and other expense increased 6.2% to $8.8 million for the six months ended June 30, 2010 compared to $8.3 million for the six months ended June 30, 2009. This increase was primarily due to increases in property taxes at Hudson as a result of the expiration of a property tax abatement, which will continue to be phased out over the next three years, fully expiring in 2012. Slightly offsetting this increase was a decrease due to a property tax refund at several of our New York hotels received in March 2010 for which there was no comparative refund received in the same period in 2009.
Corporate expenses, including stock compensation increased by 14.5% to $19.2 million for the six months ended June 30, 2010 compared to $16.8 million for the six months ended June 30, 2009. This increase is primarily due to a $1.0 million increase in stock compensation expense as a result of equity grants in the third quarter of 2009 and second quarter of 2010. Additionally, we restored bonus accruals to more normalized levels during the six months ended June 30, 2010 as compared to the same period in 2009.
Depreciation and amortization increased 2.1% to $15.4 million for the six months ended June 30, 2010 as compared to $15.0 million for the six months ended June 30, 2009. This slight increase is primarily the result of maintenance capital incurred during 2010 and increased depreciation expense on the recent lower level expansion at Hudson, Good Units, and the restaurant re-concept, Hudson Hall, both of which occurred in the first half of 2010.
Restructuring, development and disposal costs increased 21.9% to $1.9 million for the six months ended June 30, 2010 as compared to $1.5 million for the six months ended June 30, 2009. The increase in the expense is primarily related to costs incurred to ready Hudson Hall, Hudson’s new restaurant concept, for opening in May 2010, slightly offset by a decrease in severance expenses compared to severance expense incurred during 2009 as part of our cost reduction plans.
Interest expense, net increased 10.2% to $25.3 million for the six months ended June 30, 2010 compared to $22.9 million for the six months ended June 30, 2009. This increase is primarily due to an increase in financing fees incurred in late 2009 related to the restructuring of our revolving credit facility, which impacts interest expense for the six months ended June 30, 2010.
Equity in loss of unconsolidated joint ventures resulted in a loss of $8.0 million for the six months ended June 30, 2010 compared to a loss of $2.4 million for the six months ended June 30, 2009. This change was primarily a result of the $8.3 million impairment charge we recognized on our investment in Mondrian SoHo in June 2010. Slightly offsetting this increase in equity in loss of unconsolidated joint ventures was an increase in income from the London joint venture which owns Sanderson and St Martins Lane during the six months ended June 30, 2010. Additionally, we experienced a decrease in losses from Mondrian South Beach.
The components of RevPAR from our comparable Joint Venture Hotels for the six months ended June 30, 2010 and 2009, which includes Sanderson, St Martins Lane, Shore Club, and Mondrian South Beach, but excludes the Hard Rock, which was under renovation and expansion during 2009, and Ames in Boston, which opened in November 2009, are summarized as follows (in constant dollars):

	Six Months Ended
	June 30,	June 30,
	2010	2009	Change ($)	Change (%)
Occupancy	57.4%	57.3%	—	0.1%
ADR	$332	$315	$17	5.7%
RevPAR	$191	$180	$11	5.8%
Other non-operating expense increased to $15.3 million for the six months ended June 30, 2010 as compared to $1.1 million for the six months ended June 30, 2009. The increase is primarily the result of the loss on change in fair market value of the warrants issued to the Investors in connection with the Series A Preferred Securities during 2010, discussed and defined below and in notes 5 and 8 of our consolidated financial statements.

Income tax expense (benefit) resulted in an expense of $0.3 million for the six months ended June 30, 2010 compared to a benefit of $15.1 million for the six months ended June 30, 2009. The change was primarily due to a valuation allowance recorded against the tax benefit for the six months ended June 30, 2010.
Liquidity and Capital Resources
As of June 30, 2010, we had approximately $37.7 million in cash and cash equivalents and the maximum amount of borrowings available under the Amended Revolving Credit Facility was $122.3 million, of which $23.5 million of borrowings were outstanding and $2.0 million of letters of credit were posted.
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
We are obligated to maintain reserve funds for capital expenditures at our Owned Hotels as determined pursuant to our debt, lease or management agreements related to such hotels, with the exception of Delano South Beach, Royalton and Morgans. Our Joint Venture Hotels and non-Morgans Hotel Group branded hotels generally are subject to similar obligations under debt agreements related to such hotels, or under our management agreements. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. Such agreements typically require us to reserve funds at amounts equal to 4% of the hotel’s revenues and require the funds to be set aside in restricted cash. In addition, our restaurant joint ventures require the ventures to set aside restricted cash of between 2% to 4% of gross revenues of the restaurant. Our Owned Hotels that were not subject to these reserve funding obligations — Delano South Beach, Royalton, and Morgans — underwent significant room and common area renovations during 2006, 2007 and 2008, and as such, are not expected to require a substantial amount of capital spending during 2010.
In addition to reserve funds for capital expenditures, our debt and lease agreements also require us to deposit cash into escrow accounts for taxes, insurance and debt service payments. As of June 30, 2010, total restricted cash was $33.4 million. This amount includes approximately $16.4 million in a curtailment reserve escrow account from the Hudson and Mondrian Los Angeles loans which require that all excess cash be deposited into this account until such time as the debt service coverage ratio improves above the requirement for two consecutive quarters.
Further, as of June 30, 2010, we have aggregate capital commitments or plans to fund joint venture and owned development projects of approximately $5.0 million, which we expect to fund in 2010. On July 31, 2010, we funded approximately $0.6 million of this amount towards the development of Mondrian SoHo, as discussed above in “Recent Trends and Developments — Recent Developments — Additional Funding to Complete Development of Mondrian SoHo and Extension of Debt”.
Our $10.5 million interest-only, non-recourse promissory notes relating to the property across the street from Delano South Beach matures January 24, 2011. The notes bear interest at 11.0%. Effective April 25, 2010, we discontinued subsidizing the monthly scheduled interest payments under these notes. We are reviewing the feasibility of the project, including whether the project qualifies for various tax credits. We may consider development of the property if the proceeds from the sale of the tax credits are available to fund a sufficient portion of the costs.
As of June 30, 2010, our non-recourse mortgage financing on Hudson and Mondrian Los Angeles, discussed below in “Debt—Mortgage Agreements,” consisted of (i) a $217.0 million first mortgage note secured by Hudson, (ii) a $26.5 million mezzanine loan secured by a pledge of the equity interests in our subsidiary owning Hudson, and (iii) a $120.5 million first mortgage note secured by Mondrian Los Angeles (collectively, the “Mortgages”). The initial maturity date of the Mortgages was July 12, 2010, which date has been effectively extended to October 12, 2013 for the Hudson mezzanine loan, described below, and September 12, 2010 for the remainder of the Mortgages through forbearance agreements.

On July 9, 2010, we entered into forbearance agreements with the lenders that hold the first mortgage notes of the Mortgages. The forbearance agreements effectively extend the maturities of the first mortgage loans until September 12, 2010. We are in negotiations with the mortgage lenders to extend the first mortgage loans. A portion of these loans may need to be repaid in order to obtain an extension. There can be no assurance that we will be successful in extending or refinancing the first mortgage loans on acceptable terms or at all.
Related to the Mortgages, our interest rate swaps in the notional amount of $370 million with a LIBOR strike price of approximately 5.0% expired in July and were replaced by interest rate caps. This should result in a significant reduction in interest expense, assuming the first mortgage notes of the Mortgages are successfully extended and LIBOR rates continue to remain low.
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
The Series A Preferred Securities have an 8% dividend rate for the first five years, a 10% dividend rate for years six and seven, and a 20% dividend rate thereafter. We have the option to accrue any and all dividend payments, and as of June 30, 2010, have not declared any dividends. We have the option to redeem any or all of the Series A Preferred Securities at any time. While we do not anticipate redeeming any or all of the Series A Preferred Securities in the near-term, we may want to redeem them prior to the escalation in dividend rate to 20% in 2017.
We are currently negotiating to extend the Hudson and Mondrian Los Angeles loan agreements to October 2011. There are no further options to extend the Mortgages beyond October 2011. In addition, the Amended Revolving Credit Facility expires in October 2011.
Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including borrowings under our revolving credit facility, our existing working capital, cash provided by operations, equity and debt offerings, and long-term mortgages on our properties. Other sources may include cash generated through asset dispositions and joint venture transactions. Additionally, we may secure other financing opportunities. Given the uncertain economic environment and continuing difficult conditions in the credit markets, however, we may not be able to obtain such financings on terms acceptable to us or at all. We may require additional borrowings to satisfy our long-term liquidity requirements.

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
Other Liquidity Matters
In addition to our expected short-term and long-term liquidity requirements, our liquidity could also be affected by potential liquidity matters at our Owned Hotels or Joint Venture Hotels, as discussed below.
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
A standard non-recourse carve-out guaranty by Morgans Group is in place for the Mondrian South Beach loans. In addition, although construction is complete and Mondrian South Beach opened on December 1, 2008, approximately $4.8 million of construction and related costs remain unpaid as of June 30, 2010, and we and affiliates of our joint venture partner may have continuing obligations under a construction completion guaranty. We and affiliates of our joint venture partner also have an agreement to purchase approximately $14 million each of condominium units under certain conditions.
Hard Rock Debt Service. On December 24, 2009 our Hard Rock joint venture amended the loan secured by the hotel and casino so that the maturity date is extendable to February 2014. In addition, the non-recourse loan, secured by approximately 11-acres of unused land owned by a Hard Rock subsidiary was also amended so that the maturity date is extendable until February 2014. Due to leverage and seasonality, Hard Rock’s cash flows have not been sufficient to cover debt service for the first half of 2010 and there were months when the joint venture was forced to use its interest reserve fund. The joint venture anticipates it will not return to a positive cash position at the earliest until the economic environment in Las Vegas has improved from its current condition. In the event that the joint venture’s expected sources of liquidity do not meet the levels that management anticipates, then a further restructuring of debt may be necessary. There can be no assurances that the joint venture will be successful in achieving any such restructuring should it become necessary.
Other Possible Uses of Capital. We have a number of development projects under consideration at our discretion.
Comparison of Cash Flows for the Six Months Ended June 30, 2010 to the Six Months ended June 30, 2009
Operating Activities. Net cash used in operating activities was $19.2 million for the six months ended June 30, 2010 as compared to $9.3 million for the six months ended June 30, 2009. The increase in cash used in operating activities is primarily due to deposits of excess cash flow at Hudson and Mondrian Los Angeles into a curtailment reserve escrow account.
Investing Activities. Net cash used in investing activities amounted to $10.4 million for the six months ended June 30, 2010 as compared to $11.8 million for the six months ended June 30, 2009. The slight decrease in cash used in investing activities primarily relates to a decrease in contributions to our investments in unconsolidated joint ventures.
Financing Activities. Net cash used in financing activities amounted to $1.7 million for the six months ended June 30, 2010 as compared to net cash provided by financing activities of $137.5 million for the six months ended June 30, 2009. During the first quarter of 2009, we borrowed monies under our revolving credit facility for general corporate purposes, for which there were no comparable borrowings during the same period in 2010.

Debt
Amended Revolving Credit Facility. On October 6, 2006, we and certain of our subsidiaries entered into a revolving credit facility which included a letter of credit sub-facility and swingline sub-facility with Wachovia Bank, National Association, as Administrative Agent, and the lenders thereto. In 2009, we received notice that one of the lenders on the revolving credit facility was taken over by the Federal Deposit Insurance Corporation. As such, the total initial commitment amount on the revolving credit facility was reduced to approximately $220.0 million.
On August 5, 2009, we and certain of our subsidiaries entered into an amendment to the revolving credit facility, which we refer to as the Amended Revolving Credit Facility.
Among other things, the Amended Revolving Credit Facility:
•	deletes the financial covenant requiring us to maintain certain leverage ratios;
•
revises the fixed charge coverage ratio (defined generally as the ratio of consolidated EBITDA excluding Mondrian Scottsdale’s EBITDA for the periods ending June 30, 2009 and September 30, 2009 and Clift’s EBITDA for all periods to consolidated interest expense excluding Mondrian Scottsdale’s interest expense for the periods ending June 30, 2009 and September 30, 2009 and Clift’s interest expense for all periods) that we are required to maintain for each four-quarter period to no less than 0.90 to 1.00 from the previous fixed charge coverage ratio of no less than 1.75 to 1.00. As of June 30, 2010, our fixed charge coverage ratio was 1.18x;

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

In addition to the provisions above, the Amended Revolving Credit Facility reduced the maximum aggregate amount of the commitments from $220.0 million to $125.0 million, divided into two tranches: (i) a revolving credit facility in an amount equal to $90.0 million (the “New York Tranche”), which is secured by a mortgage on Morgans and Royalton (the “New York Properties”) and a mortgage on Delano South Beach (the “Florida Property”); and (ii) a revolving credit facility in an amount equal to $35.0 million (the “Florida Tranche”), which is secured by the mortgage on the Florida Property (but not the New York Properties). The Amended Revolving Credit Facility also provides for a letter of credit facility in the amount of $25.0 million, which is secured by the mortgages on the New York Properties and the Florida Property. At any given time, the amount available for borrowings under the Amended Revolving Credit Facility is contingent upon the borrowing base valuation, which is calculated as the lesser of (i) 60% of appraised value and (ii) the implied debt service coverage value of certain collateral properties securing the Amended Revolving Credit Facility; provided that the portion of the borrowing base attributable to the New York Properties will never be less than 35% of the appraised value of the New York Properties. Following appraisals in March 2010, total availability under the Amended Revolving Credit Facility as of June 30, 2010 was $122.3 million, of which $23.5 million of borrowings were outstanding, and approximately $2.0 million of letters of credit were posted, all allocated to the Florida Tranche. We believe that, without the amendment, we would have had limited, if any, availability under the revolving credit facility for the remainder of its term.

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
Mortgage Agreements. On October 6, 2006, our subsidiaries that own Hudson and Mondrian Los Angeles entered into non-recourse mortgage financings with Wachovia Bank, National Association, as lender, consisting of two separate mortgage loans and a mezzanine loan. As of June 30, 2010, the Mortgages consisted of (i) a $217.0 million first mortgage note secured by Hudson, (ii) a $26.5 million mezzanine loan secured by a pledge of the equity interests in our subsidiary owning Hudson, and (iii) a $120.5 million first mortgage note secured by Mondrian Los Angeles. As of June 30, 2010, the Mortgages bore interest at a blended rate of 30-day LIBOR plus 125 basis points. As of June 30, 2010, we maintained swaps that effectively fixed the LIBOR rate on the debt under the Mortgages at approximately 5.0% through the initial maturity date. The initial maturity date of the Mortgages was July 12, 2010, which date has been effectively extended to October 12, 2013 for the Hudson mezzanine loan, described below, and September 12, 2010 for the remainder of the Mortgages through forbearance agreements.
On July 9, 2010, we entered into forbearance agreements with the lenders holding the first mortgage notes secured by our Hudson and Mondrian Los Angeles hotels. The forbearance agreements effectively extend the maturities of the loans until September 12, 2010. We are in negotiations with the mortgage lenders to extend the first mortgage loans. A portion of these loans may need to be repaid in order to obtain an extension. There can be no assurance that we will be successful in extending or refinancing the first mortgage loans on acceptable terms or at all.
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
The Mortgages require our subsidiary borrowers to fund reserve accounts to cover monthly debt service payments. Those subsidiary borrowers are also required to fund reserves for property, sales and occupancy taxes, insurance premiums, capital expenditures and the operation and maintenance of those hotels. Reserves are deposited into restricted cash accounts and are released as certain conditions are met. As of March 31, 2010, our Mortgages had fallen below the required debt service coverage and as such, all excess cash, once all other reserve accounts are completed, is funded into a curtailment reserve fund. As of June 30, 2010, the balance in the curtailment reserve fund was $16.4 million. Our subsidiary borrowers are not permitted to have any liabilities other than certain ordinary trade payables, purchase money indebtedness, capital lease obligations and certain other liabilities.
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

The Mortgages provide for events of default customary in mortgage financings, including, among others, failure to pay principal or interest when due, failure to comply with certain covenants, certain insolvency and receivership events affecting the subsidiary borrowers, Morgans Group or the Company, and breach of the encumbrance and transfer provisions. In the event of a default under the Mortgages, the lender’s recourse is limited to the mortgaged property, unless the event of default results from insolvency, a voluntary bankruptcy filing, a breach of the encumbrance and transfer provisions, or certain other “bad acts”, in which event the lender may also pursue remedies against Morgans Group.
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
Clift. We lease Clift under a 99-year non-recourse lease agreement expiring in 2103. The lease is accounted for as a financing with a balance of $86.1 million at June 30, 2010. The lease payments are $6.0 million per year through October 2014 with inflationary increases at five-year intervals thereafter beginning in October 2014.
Due to the amount of the payments stated in the lease, which will increase periodically, and the economic environment in which the hotel operates, Clift Holdings LLC (“Clift Holdings”), our subsidiary that leases Clift, had not been operating Clift at a profit and Morgans Group had been funding cash shortfalls sustained at Clift in order to enable Clift Holdings to make lease payments from time to time. On March 1, 2010, however, we discontinued subsidizing Clift Holdings and Clift Holdings stopped making the scheduled monthly payments. Under the lease, the owners’ recourse is limited to Clift Holdings, which has no substantial assets other than its leasehold interest in Clift. We have been in discussions with the owners to restructure the payment obligations. However, on May 4, 2010, the owners filed a lawsuit against Clift Holdings, which the court dismissed on June 1, 2010. On June 8, 2010, the owners filed a new lawsuit and on June 17, 2010, we and Clift Holdings filed an affirmative civil lawsuit. We have had discussion with the owners regarding resolution of this litigation, but there can be no assurance that we will be successful in restructuring the lease, resolving this litigation, or continuing to operate Clift.
Promissory Notes. The property across from the Delano South Beach has a $10.0 million interest only non-recourse promissory note to the seller. Effective January 24, 2010, we extended the maturity of the note until January 24, 2011. The note bears interest at 11.0%, but we are permitted to defer half of each monthly interest payment until the maturity date. The obligations under the note are secured by the property. Additionally, in January 2009, an affiliate of the seller financed an additional $0.5 million to pay for costs associated with obtaining necessary permits. This $0.5 million promissory note had a scheduled maturity date on January 24, 2010, which we extended to January 24, 2011, and continues to bear interest at 11%. The obligations under this note are secured with a pledge of the equity interests in our subsidiary that owns the property. Effective April 25, 2010, we discontinued subsidizing the monthly scheduled interest payments under both notes. We are reviewing the feasibility of the project, including whether the project qualifies for various tax credits. We may consider development of the property if the proceeds from the sale of the tax credits are available to fund a sufficient portion of the costs.

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
Capital Expenditures and Reserve Funds
We are obligated to maintain reserve funds for capital expenditures at our Owned Hotels as determined pursuant to our debt and lease agreements related to such hotels, with the exception of Delano South Beach, Royalton and Morgans. Our Joint Venture Hotels generally are subject to similar obligations under debt agreements related to such hotels, or under our management agreements. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. Such agreements typically require us to reserve funds at amounts equal to 4% of the hotel’s revenues and require the funds to be set aside in restricted cash. In addition, our restaurant joint ventures require the ventures to set aside restricted cash of between 2% to 4% of gross revenues of the restaurant. As of June 30, 2010, $3.2 million was available in restricted cash reserves for future capital expenditures under these obligations related to our Owned Hotels.

The lenders under the Mortgages require our subsidiary borrowers to fund reserve accounts to cover monthly debt service payments. Those subsidiary borrowers are also required to fund reserves for property, sales and occupancy taxes, insurance premiums, capital expenditures and the operation and maintenance of those hotels. Reserves are deposited into restricted cash accounts and are released as certain conditions are met. As of March 31, 2010, our Mortgages had fallen below the required debt service coverage and as such, all excess cash, once all other reserve accounts are completed, is funded into a curtailment reserve fund. As of June 30, 2010, the balance in the curtailment reserve fund was $16.4 million. Our subsidiary borrowers are not permitted to have any liabilities other than certain ordinary trade payables, purchase money indebtedness, capital lease obligations, and certain other liabilities.
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
On February 22, 2006, we entered into an interest rate forward starting swap that effectively fixed the interest rate on $285.0 million of mortgage debt at approximately 5.04% on Mondrian Los Angeles and Hudson with an effective date of July 9, 2007 and a maturity date of July 9, 2010. This derivative qualified for hedge accounting treatment per ASC 815-10, Derivatives and Hedging (“ASC 815-10”) and accordingly, the change in fair value of this instrument was recognized in accumulated other comprehensive loss.
In connection with the Mortgages, we also entered into an $85.0 million interest rate swap that effectively fixed the LIBOR rate on $85.0 million of the debt at approximately 5.0% with an effective date of July 9, 2007 and a maturity date of July 15, 2010. This derivative qualified for hedge accounting treatment per ASC 815-10 and accordingly, the change in fair value of this instrument was recognized in accumulated other comprehensive loss.
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
Morgans Europe’s net income or loss and cash distributions or contributions are allocated to the partners in accordance with ownership interests. At June 30, 2010, we had an investment in Morgans Europe of $0.3 million. We account for this investment under the equity method of accounting. Our equity in income of the joint venture amounted to income of $1.5 million and $0.2 million for the six months ended June 30, 2010 and 2009, respectively.
Morgans Europe had outstanding mortgage debt of £99.3 million, or approximately $149.7 million, as of June 30, 2010, which was scheduled to mature on November 24, 2010. On July 15, 2010, the London joint venture refinanced this mortgage debt in full. See “Recent Trends and Developments — Recent Developments — Refinancing of London Joint Venture Debt” for further discussion.
Mondrian South Beach. We own a 50% interest in Mondrian South Beach, a recently renovated apartment building which was converted into a condominium and hotel. Mondrian South Beach opened in December 2008, at which time we began operating the property under a long-term management contract.
We account for this investment under the equity method of accounting. At June 30, 2010, our investment in Mondrian South Beach was $13.2 million. Our equity in loss of Mondrian South Beach was $0.2 million and $2.1 million for the six months ended June 30, 2010 and 2009, respectively.
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
Hard Rock. As of June 30, 2010, we owned a 12.8% interest in the Hard Rock, based on cash contribution and applying a weighting of 1.75x to the DLJMB Parties contributions in excess of $250.0 million, which was the last agreed weighting for capital contributions beyond the amount initially committed by the DLJMB Parties. Some of these additional contributions made by the DLJMB Parties may ultimately receive a greater weighting based on an appraisal process included in the joint venture agreement or as otherwise agreed by the parties, which would further dilute our ownership interest. We also manage the Hard Rock under a management agreement, for which we receive a management fee, a chain service expense reimbursement based on a percentage of all non-gaming revenue including rental income, and a fixed annual gaming facilities support fee. We can also earn an incentive management fee based on EBITDA, as defined, above certain levels. In December 2009, our Hard Rock joint venture refinanced the acquisition, construction and land loans. As part of the debt restructuring, we contributed an additional $3.0 million to the joint venture. We account for this investment under the equity method of accounting. Additional amounts were not recognized in our consolidated financial statements for the six months ended June 30, 2010 and 2009, as it exceeds our investment balance and commitments to provide additional equity to the joint venture. At June 30, 2010, we had contributed an aggregate of $75.8 million in cash to the Hard Rock joint venture. In 2009, we wrote down our investment to zero.

Ames in Boston. On June 17, 2008 we, Normandy Real Estate Partners, and local partner Ames Hotel Partners, entered into a joint venture to develop the Ames hotel in Boston. Upon the hotel’s completion in November 2009, we began operating Ames under a 20-year management contract. As of June 30, 2010, we had an approximately 31% economic interest in the joint venture and our investment in the Ames joint venture was $10.7 million. Our equity in loss for the six months ended June 30, 2010 was $0.5 million.
Mondrian SoHo. In June 2007, we contributed approximately $5.0 million for a 20% equity interest in a joint venture with Cape Advisors Inc. which is developing a Mondrian hotel in the SoHo neighborhood of New York City. We subsequently loaned an additional $3.3 million to the venture. Based on the decline in general market conditions since the inception of the joint venture and more recently, the need for additional funding to complete the hotel, we performed an impairment analysis and concluded that our investment in the Mondrian SoHo joint venture was impaired. As such, we recorded an $8.3 million impairment charge through our equity in loss of unconsolidated joint ventures in the quarter ended June 30, 2010.
The joint venture obtained a loan of $195.2 million to acquire and develop the hotel, which matured in June 2010. On July 31, 2010, the loan was amended to, among other things, provide for extensions of the maturity date of the mortgage loan secured by the hotel for up to five years through extension options, subject to certain conditions. See “Recent Trends and Developments — Recent Developments — Additional Funding to Complete Development of Mondrian SoHo and Extension of Debt” for further discussion.
Upon completion of the hotel, we expect to operate the hotel under a 10-year management contract with two 10-year extension options.
Shore Club Mortgage. As of June 30, 2010, we owned approximately 7% of the joint venture that owns Shore Club. On September 15, 2009, the joint venture received a notice of default on behalf of the special servicer for the lender on the joint venture’s mortgage loan for failure to make its September monthly payment and for failure to maintain its debt service coverage ratio, as required by the loan documents. On October 7, 2009, the joint venture received a second letter on behalf of the special servicer for the lender accelerating the payment of all outstanding principal, accrued interest, and all other amounts due on the mortgage loan. The lender also demanded that the joint venture transfer all rents and revenues directly to the lender to satisfy the joint venture’s debt. In March 2010, the lender for the Shore Club mortgage initiated foreclosure proceedings against the property. We are continuing to operate the hotel pursuant to the management agreement during foreclosure proceedings, but we are uncertain whether we will continue to manage the property once foreclosure proceedings are complete.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Quantitative and Qualitative Disclosures About Market Risk
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Some of our outstanding debt has a variable interest rate. As described in “Management’s Discussion and Analysis of Financial Results of Operations — Derivative Financial Instruments” above, we use some derivative financial instruments, primarily interest rate swaps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of June 30, 2010, our total outstanding consolidated debt, including capitalized lease obligations, was approximately $703.0 million, of which approximately $387.5 million, or 55.1%, was variable rate debt.
We entered into hedging arrangements on $285.0 million of variable rate debt in connection with the mortgage debt on Hudson and Mondrian Los Angeles, which matured on July 9, 2010 and effectively fixed LIBOR at approximately 4.25%. At June 30, 2010, the one month LIBOR rate was 0.35%. These hedging arrangements have expired.
In connection with the Mortgages, we also entered into an $85.0 million interest rate swap that effectively fixed the LIBOR rate at approximately 5.0% with an effective date of July 9, 2007 and a maturity date of July 15, 2010. On October 14, 2009, we entered into an agreement with one of our lenders which holds the Hudson mezzanine loan and we paid $6.0 million to reduce the principal balance of the mezzanine loan, resulting in a remaining $79.0 million of the debt to which the interest rate swap was applicable. This interest rate swap has expired.
Our variable rate debt also consisted of $23.5 million outstanding under the Amended Revolving Credit Facility at a rate of LIBOR plus 1.35% as of June 30, 2010. If market rates of interest on this variable rate debt increase by 1.0% or 100 basis points, the increase in interest expense would reduce future pre-tax earnings and cash flows by approximately $0.2 million annually. If market rates of interest on this variable rate debt decrease by 0.35%, or 35 basis points, the decrease in interest expense would increase pre-tax earnings and cash flow by approximately $0.1 million.
Our fixed rate debt consists of Trust Notes, the Convertible Notes, the promissory notes on the property across the street from Delano South Beach, and the Clift lease. The fair value of some of this debt is greater than the book value. As such, if market rates of interest increase by 1.0%, or approximately 100 basis points, the fair value of our fixed rate debt would increase by approximately $15.3 million. If market rates of interest decrease by 1.0%, or 100 basis points, the fair value of our fixed rate debt would increase by $95.5 million.
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
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15) that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
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
We believe that a foreclosure based on a payment default does not create one of the limited circumstances under which Morgans Group LLC would have recourse liability under the guaranty. On May 27, 2010, we answered Petra’s complaint, denying any obligation to make payment under the guaranty. We also requested relevant documents from Petra. On July 9, 2010, Petra moved for summary judgment on the ground that the loan documents unambiguously establish Morgans Group’s obligation under the guaranty. Petra also moved to stay discovery pending resolution of its motion. We will oppose Petra’s motion for summary judgment, and will continue to defend this lawsuit vigorously. However, it is not possible to predict the outcome of the lawsuit.

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
On May 4, 2010, Hasina, LLC, Kalpana, LLC, Rigg Hotel, LLC, JRIA LLC and Tarstone Hotels, LLC (the “Hasina plaintiffs”) filed a complaint against Clift Holdings in the San Francisco Superior Court regarding Clift Holdings’ non-payment of the Clift obligations. The complaint demands, among other things, approximately $1.0 million for overdue payments, $16,318 for each day that Clift Holdings does not vacate the premises, attorneys fees and possession of the property. On June 1, 2010, the court dismissed that lawsuit after Clift Holdings filed a motion to dismiss it. On June 8, 2010, the Hasina plaintiffs filed a new lawsuit alleging substantially the same claims alleged in the May 4 complaint. Clift Holdings has filed another motion to dismiss and that motion is currently set to be heard on August 24, 2010.
On June 17, 2010, we and Clift Holdings filed an affirmative civil lawsuit against Tarsadia Hotels, Inc., Hasina, LLC, Kalpana, LLC, Rigg Hotel, LLC, JRIA LLC, Tarstone Hotels, LLC (collectively, the “Tarsadia defendants”). The suit alleges that the Tarsadia defendants agreed to negotiate in good faith with us and Clift Holdings to reduce the payments due under the lease, but that they breached that agreement by failing to negotiate at all and instead marketing the property for sale.
We have been in discussions with the owners regarding resolution of this issue, but there can be no assurance that such discussions will be successful.
Other Litigation
We are involved in various lawsuits and administrative actions in the normal course of business. In management’s opinion, disposition of these lawsuits is not expected to have a material adverse effect on our financial position, results of operations or liquidity.
Item 1A. Risk Factors.
In addition to the risk factor below and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects.
The change of control rules under Section 382 of the Internal Revenue Code may limit our ability to use net operating loss carryforwards to reduce future taxable income.
We have net operating loss (“NOL”) carryforwards for federal and state income tax purposes. Generally, NOL carryforwards can be used to reduce future taxable income. Our use of our NOL carryforwards will be limited, however, under Section 382 of the Internal Revenue Code (the “Code”) if we undergo a change in ownership of more than 50% of our capital stock over a three-year period as measured under Section 382 of the Code. These complex change of ownership rules generally focus on ownership changes involving stockholders owning directly or indirectly 5% or more of our stock, including certain public “groups” of stockholders as set forth under Section 382 of the Code, including those arising from new stock issuances and other equity transactions. We believe we experienced an ownership change for these purposes in April 2008, but that the resulting annual limit on our NOL carryforwards did not affect our ability to use the NOL carryforwards that we had at the time of that ownership change. Our stock is actively traded and it is possible that we will experience another ownership change within the meaning of Section 382 of the Code, measured for this purpose by including transfers and issuances of stock that took place after the ownership change that we believe occurred in April 2008. If we experienced another ownership change, the resulting annual limit on the use of our NOL carryforwards (which would equal the product of the applicable federal long-term tax-exempt rate, multiplied by the value of our capital stock immediately before the ownership change, then increased by certain existing gains recognized within 5 years after the ownership change if we have a net built-in gain in our assets at the time of the ownership change) could result in a meaningful increase in our federal and state income tax liability in future years. Whether an ownership change occurs by reason of public trading in our stock is not within our control and the determination of whether an ownership change has occurred is complex. No assurance can be given that we have not already undergone, or that we will not in the future undergo, another ownership change that would have a significant adverse effect on the value of our stock. In addition, the possibility of causing an ownership change may reduce our willingness to issue new stock to raise capital.

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

August 9, 2010	Morgans Hotel Group Co.
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

10.4
Forbearance Agreement, dated July 9, 2010, by and between Bank of America, N.A., as Trustee for the Registered Holders of Wachovia Bank Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2007-WHALE 8 and Henry Hudson Holdings LLC, a Delaware limited liability company, the Borrower (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2010)

10.5
Forbearance Agreement, dated July 9, 2010, by and between Bank of America, N.A., as Trustee for the Registered Holders of Wachovia Bank Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2007-WHALE 8 and Mondrian Holdings LLC, a Delaware limited liability company, the Borrower (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 13, 2010)

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