Form 10-Q
period 2010-09-30
Morgans Hotel Group Co.
filed 2010-11-09
CIK 1342126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2010
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
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of November 8, 2010 was 30,243,380.

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Morgans Hotel Group Co. Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009	3

Morgans Hotel Group Co. Unaudited Consolidated Statements of Operations and Comprehensive Loss	4

Morgans Hotel Group Co. Unaudited Consolidated Statements of Cash Flows	5

Notes to Unaudited Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3. Quantitative and Qualitative Disclosures About Market Risk	55

Item 4. Controls and Procedures	56

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	57

Item 1A. Risk Factors	58

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	59

Item 3. Defaults Upon Senior Securities	59

Item 4. Reserved	59

Item 5. Other Information	59

Item 6. Exhibits	59

Exhibit 10.1
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhbiti 10.7
Exhibit 10.8
Exhibit 10.9
Exhibit 10.10
Exhibit 10.11
Exhibit 10.12
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

FORWARD LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for “forward-looking statements” made by or on behalf of a company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our stockholders. These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ materially from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Important risks and factors that could cause our actual results to differ materially from any forward-looking statements include, but are not limited to, the risks discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, Quarterly Report on Form 10-Q for the quarters ended September 30, 2010 and June 30, 2010, and other documents filed by the Company with the Securities and Exchange Commission from time to time; downturns in economic and market conditions, particularly levels of spending in the business, travel and leisure industries; hostilities, including future terrorist attacks, or fear of hostilities that affect travel; risks related to natural disasters, such as earthquakes, volcanoes and hurricanes; risks associated with the acquisition, development and integration of properties; the seasonal nature of the hospitality business; changes in the tastes of our customers; increases in real property tax rates; increases in interest rates and operating costs; the impact of any material litigation; the loss of key members of our senior management; general volatility of the capital markets and our ability to access the capital markets; and changes in the competitive environment in our industry and the markets where we invest.
We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Morgans Hotel Group Co.
Consolidated Balance Sheets
(in thousands, except per share data)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Property and equipment, net	$475,143	$488,189
Goodwill	73,698	73,698
Investments in and advances to unconsolidated joint ventures	25,185	32,445
Investment in hotel property of discontinued operations, net	—	23,977
Cash and cash equivalents	29,949	68,994
Restricted cash	39,111	21,109
Accounts receivable, net	8,664	6,531
Related party receivables	4,312	9,522
Prepaid expenses and other assets	8,762	10,862
Deferred tax asset, net	81,137	83,980
Other, net	13,139	18,931

Total assets	$759,100	$838,238

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Debt and capital lease obligations	$702,435	$699,013
Mortgage debt of discontinued operations	—	40,000
Accounts payable and accrued liabilities	30,727	30,325
Accounts payable and accrued liabilities of discontinued operations	8	1,455
Distributions and losses in excess of investment in unconsolidated joint ventures	2,855	2,740
Other liabilities	65,196	41,294

Total liabilities	801,221	814,827

Commitments and contingencies

Preferred securities, $.01 par value; liquidation preference $1,000 per share, 75,000 shares authorized and issued at September 30, 2010 and December 31, 2009, respectively	50,420	48,564
Common stock, $.01 par value; 200,000,000 shares authorized; 36,277,495 shares issued at September 30, 2010 and December 31, 2009, respectively	363	363
Additional paid-in capital	249,504	247,728
Treasury stock, at cost, 6,039,602 and 6,594,864 shares of common stock at September 30, 2010 and December 31, 2009, respectively	(93,625)	(99,724)
Accumulated comprehensive loss	(2,111)	(6,000)
Accumulated deficit	(257,878)	(181,911)

Total Morgans Hotel Group Co. stockholders’ (deficit) equity	(53,327)	9,020
Noncontrolling interest	11,206	14,391

Total (deficit) equity	(42,121)	23,411

Total liabilities and stockholders’ (deficit) equity	$759,100	$838,238

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended Sept. 30,	Ended Sept. 30,	Ended Sept. 30,	Ended Sept. 30,
	2010	2009	2010	2009

Revenues:
Rooms	$35,100	$32,026	$99,443	$89,033
Food and beverage	16,017	18,116	51,062	55,075
Other hotel	2,077	2,284	6,730	6,788

Total hotel revenues	53,194	52,426	157,235	150,896
Management fee-related parties and other income	4,547	3,998	14,079	11,311

Total revenues	57,741	56,424	171,314	162,207

Operating Costs and Expenses:
Rooms	11,061	10,423	31,377	30,051
Food and beverage	14,426	14,163	42,526	41,856
Other departmental	1,322	1,485	3,834	4,449
Hotel selling, general and administrative	12,275	11,969	35,523	34,154
Property taxes, insurance and other	3,650	4,569	12,461	12,862

Total hotel operating expenses	42,734	42,609	125,721	123,372
Corporate expenses, including stock compensation of $2.3 million, $3.2 million, $8.9 million, and $8.8 million, respectively	8,045	8,507	27,270	25,295
Depreciation and amortization	8,173	7,234	23,529	22,279
Restructuring, development and disposal costs	1,064	489	2,930	2,020
Impairment loss on receivables from unconsolidated joint venture	5,499	—	5,499	—

Total operating costs and expenses	65,515	58,839	184,949	172,966
Operating loss	(7,774)	(2,415)	(13,635)	(10,759)
Interest expense, net	8,610	12,842	33,907	35,791
Equity in loss of unconsolidated joint ventures	1,435	19,482	9,437	21,920
Impairment loss on development project	—	11,914	—	11,914
Other non-operating expenses	20,471	869	35,789	1,934

Loss before income taxes	(38,290)	(47,522)	(92,768)	(82,318)
Income tax expense (benefit)	236	(19,494)	535	(34,619)

Net loss before loss attributable to noncontrolling interest	(38,526)	(28,028)	(93,303)	(47,699)

Net loss attributable to noncontrolling interest	1,452	817	2,033	399

Net loss from continuing operations	(37,074)	(27,211)	(91,270)	(47,300)

(Loss) income from discontinued operations	(3)	(606)	17,162	(1,158)

Net loss	(37,077)	(27,817)	(74,108)	(48,458)

Preferred stock dividends and accretion	2,164	—	6,357	—

Net loss attributable to common stockholders	(39,241)	(27,817)	(80,465)	(48,458)

Other comprehensive loss:
Unrealized gain on valuation of swap/cap agreements, net of tax	1,055	3,887	11,058	12,303
Share of unrealized loss on valuation of swap agreements from unconsolidated joint venture, net of tax	(1,274)	—	(1,274)	—
Realized loss on settlement of swap/cap agreements, net of tax	(830)	(2,382)	(5,971)	(7,379)
Foreign currency translation gain (loss)	(179)	532	77	(512)

Comprehensive loss	$(40,469)	$(25,780)	$(76,575)	$(44,046)

(Loss) Income per share:
Basic and diluted continuing operations	$(1.30)	$(0.92)	$(3.20)	$(1.58)
Basic and diluted discontinued operations	$(0.00)	$(0.02)	$0.56	$(0.04)
Basic and diluted attributable to common stockholders	$(1.30)	$(0.94)	$(2.64)	$(1.62)
Weighted average number of common shares outstanding:
Basic and diluted	30,162	29,737	30,470	29,941
See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended Sept. 30,
	2010	2009
Cash flows from operating activities:
Net loss, before noncontrolling interest and after discontinued operations	$(76,141)	$(48,857)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21,992	21,762
Amortization of other costs	1,537	517
Amortization of deferred financing costs	4,349	2,615
Amortization of discount on convertible notes	1,708	1,707
Stock-based compensation	8,892	8,805
Accretion of interest on capital lease obligation	3,317	1,222
Equity in losses from unconsolidated joint ventures	9,437	21,920
Impairment loss on development project	—	11,893
Impairment loss on receivables from unconsolidated joint ventures	5,499	—
Gain on disposal of assets	(17,766)	—
Deferred income taxes	—	(36,300)
Change in value of warrants	32,902	—
Change in value of interest rate caps, net	26	—
Changes in assets and liabilities:
Accounts receivable, net	(2,133)	32
Related party receivables	(289)	(5,271)
Restricted cash	(18,718)	1,823
Prepaid expenses and other assets	2,100	(1,384)
Accounts payable and accrued liabilities	267	3,866
Other liabilities	(150)	(56)
Discontinued operations	350	1,950

Net cash used in operating activities	(22,821)	(13,756)

Cash flows from investing activities:
Additions to property and equipment	(10,602)	(8,510)
Deposits to capital improvement escrows, net	716	625
Distributions from unconsolidated joint ventures	206	6
Investment in unconsolidated joint ventures	(4,340)	(8,232)

Net cash used in investing activities	(14,020)	(16,111)

Cash flows from financing activities:
Proceeds from debt	—	139,789
Payments on debt and capital lease obligations	—	(115,781)
Payments for deferred financing costs	(167)	(7,063)
Cash paid in connection with vesting of stock based awards	(772)	(135)
Distributions to holders of noncontrolling interests in consolidated subsidiaries	(1,019)	(1,572)
Issuance costs of preferred stock and warrants	(246)	—

Net cash (used in) provided by financing activities	(2,204)	15,238

Net decrease in cash and cash equivalents	(39,045)	(14,629)
Cash and cash equivalents, beginning of period	68,994	48,656

Cash and cash equivalents, end of period	$29,949	$34,027

Supplemental disclosure of cash flow information:
Cash paid for interest, net of interest capitalized	$27,703	$30,859

Cash paid for taxes	$19	$411

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
In connection with the IPO, the Former Parent contributed the subsidiaries and ownership interests in nine operating hotels in the United States and the United Kingdom to Morgans Group in exchange for membership units. Simultaneously, Morgans Group issued additional membership units to the Predecessor in exchange for cash raised by the Company from the IPO. The Former Parent also contributed all the membership interests in its hotel management business to Morgans Group in return for 1,000,000 membership units in Morgans Group exchangeable for shares of the Company’s common stock. The Company is the managing member of Morgans Group, and has full management control. On April 24, 2008, 45,935 outstanding membership units in Morgans Group were redeemed in exchange for 45,935 shares of the Company’s common stock. As of September 30, 2010, 954,065 membership units in Morgans Group remain outstanding.
On February 17, 2006, the Company completed its IPO. The Company issued 15,000,000 shares of common stock at $20 per share resulting in net proceeds of approximately $272.5 million, after underwriters’ discounts and offering expenses.
The Company has one reportable operating segment; it operates, owns, acquires and redevelops boutique hotels.
Operating Hotels
The Company’s operating hotels as of September 30, 2010 are as follows:

		Number of
Hotel Name	Location	Rooms	Ownership
Delano South Beach	Miami Beach, FL	194	(1)
Hudson	New York, NY	831	(5)
Mondrian Los Angeles	Los Angeles, CA	237	(1)
Morgans	New York, NY	114	(1)
Royalton	New York, NY	168	(1)
Sanderson	London, England	150	(2)
St Martins Lane	London, England	204	(2)
Shore Club	Miami Beach, FL	309	(3)
Clift	San Francisco, CA	372	(4)
Hard Rock Hotel & Casino	Las Vegas, NV	1,510	(6)
Mondrian South Beach	Miami Beach, FL	328	(2)
Ames	Boston, MA	114	(7)
Water and Beach Club Hotel	San Juan, PR	78	(8)
Hotel Las Palapas	Playa del Carmen, Mexico	75	(9)

(1)	Wholly-owned hotel.

(2)	Owned through a 50/50 unconsolidated joint venture. See note 4.

(3)	Operated under a management contract, with an unconsolidated minority ownership interest of approximately 7%.

(4)	The hotel is operated under a long-term lease, which is accounted for as a financing. See note 6.

(5)	The Company owns 100% of Hudson, which is part of a property that is structured as a condominium, in which Hudson constitutes 96% of the square footage of the entire building.

(6)
Operated under a management contract and owned through an unconsolidated joint venture, of which the Company calculated an approximately 12.8% ownership interest at September 30, 2010 based on weighted cash contributions. See note 4.

(7)	Operated under a management contract and owned through an unconsolidated joint venture, of which the Company owned approximately 31%, at September 30, 2010 based on cash contributions. See note 4.

(8)	Operated under a management contract, with an unconsolidated minority ownership interest of approximately 25% at September 30, 2010 based on cash contributions. See note 4.

(9)	Operated under a management contract.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

As of September 30, 2010 and December 31, 2009, the Company had interest rate caps that were not designated as hedges. These derivatives were not speculative and were used to manage the Company’s exposure to interest rate movements and other identified risks, but the Company has elected not to designate these instruments in hedging relationships based on the provisions in ASC 815-10. The changes in fair value of derivatives not designated in hedging relationships have been recognized in earnings.
Summarized below are the interest rate derivatives that were designated as cash flow hedges and the fair value of all derivative assets and liabilities at December 31, 2009 (in thousands):

				Estimated
				Fair Market
				Value at
	Type of	Maturity	Strike	December 31,
Notional Amount	Instrument	Date	Rate	2009
$285,000	Interest swap	July 9, 2010	5.04%	$(6,925)
$85,000	Interest swap	July 15, 2010	4.91%	(2,075)

Fair value of derivative instruments designated as effective hedges				(9,000)

Total fair value of derivative instruments				$(9,000)

Total fair value included in other assets				$—

Total fair value included in other liabilities				$(9,000)

The above swaps expired in July 2010, when the underlying debt was scheduled to mature. In connection with the forbearance agreements related to the Mortgages (defined in note 6) secured by Hudson and Mondrian Los Angeles, the Company entered into short-term interest rate caps in August which matured in September 2010. In September 2010, in connection with the extension of the Mortgages, the Company entered into interest rate caps which have been designated as cash flow hedges. The fair value of these interest rate caps was insignificant as of September 30, 2010.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2010 the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. Accordingly, all derivatives have been classified as Level 2 fair value measurements.
In connection with the issuance of 75,000 of the Company’s Series A Preferred Securities to the Investors, as discussed in note 8, the Company also issued warrants to purchase 12,500,000 shares of the Company’s common stock at an exercise price of $6.00 per share to the Investors. Until October 15, 2010, the $6.00 exercise price of the warrants was subject to certain reductions if the Company had issued shares of common stock below $6.00 per share. The exercise price adjustments were not triggered prior to the expiration of such right on October 15, 2010. The fair value for each warrant granted was estimated at the date of grant using the Black-Scholes option pricing model, an allowable valuation method under ASC 718-10, Compensation, Stock-Based Compensation (“ASC 718-10”). The estimated fair value per warrant was $1.96 on October 15, 2009.
Although the Company has determined that the majority of the inputs used to value the outstanding warrants fall within Level 1 of the fair value hierarchy, the Black-Scholes model utilizes Level 3 inputs, such as estimates of the Company’s volatility. The estimated fair value of the Company’s outstanding warrants issued to the Investors as a result of applying Level 3 measurements as of September 30, 2010 was $4.11 per warrant or $51.3 million. On October 15, 2010, this liability was reclassified into equity, per ASC 815-10-15. See notes 5 and 8.

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
The Company’s financial instruments include cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, and fixed and variable rate debt. Management believes the carrying amount of the aforementioned financial instruments, excluding fixed-rate debt, is a reasonable estimate of fair value as of September 30, 2010 and December 31, 2009 due to the short-term maturity of these items or variable interest rates.
The fair market value of the Company’s $233.1 million of fixed rate debt as of September 30, 2010 and December 31, 2009 was approximately $265.0 million and $222.8 million, respectively, using market interest rates. See note 6.
Stock-based Compensation
The Company accounts for stock-based employee compensation using the fair value method of accounting as defined in ASC 718-10. For share grants, total compensation expense is based on the price of the Company’s stock at the grant date. For option grants, the total compensation expense is based on the estimated fair value using the Black-Scholes option-pricing model. Compensation expense is recorded ratably over the vesting period, if any. Stock compensation expense recognized for the three months ended September 30, 2010 and 2009 was $2.3 million and $3.2 million, respectively. Stock compensation expense recognized for the nine months ended September 30, 2010 and 2009 was $8.9 million and $8.8 million, respectively.
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
The membership units in Morgans Group, the Company’s operating company, owned by the Former Parent is presented as noncontrolling interest in Morgans Group in the consolidated balance sheets and was approximately $10.8 million and $13.3 million as of September 30, 2010 and December 31, 2009, respectively. The noncontrolling interest in Morgans Group is: (i) increased or decreased by the limited members’ pro rata share of Morgans Group’s net income or net loss, respectively; (ii) decreased by distributions; (iii) decreased by exchanges of membership units for the Company’s common stock; and (iv) adjusted to equal the net equity of Morgans Group multiplied by the limited members’ ownership percentage immediately after each issuance of units of Morgans Group and/or shares of the Company’s common stock and after each purchase of treasury stock through an adjustment to additional paid-in capital. Net income or net loss allocated to the noncontrolling interest in Morgans Group is based on the weighted-average percentage ownership throughout the period.

Additionally, $0.4 million and $1.1 million was recorded as noncontrolling interest as of September 30, 2010 and December 31, 2009, respectively, which represents the Company’s third-party food and beverage joint venture partner’s interest in the restaurant ventures at certain of the Company’s hotels.
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
Basic earnings (loss) per share is calculated based on the weighted average number of common stock outstanding during the period. Diluted earnings (loss) per share include the effect of potential shares outstanding, including dilutive securities. Potential dilutive securities may include shares and options granted under the Company’s stock incentive plan and membership units in Morgans Group, which may be exchanged for shares of the Company’s common stock under certain circumstances. The 954,065 Morgans Group membership units (which may be converted to common stock) held by third parties at September 30, 2010 have been excluded from the diluted net income (loss) per common share calculation, as there would be no effect on reported diluted net income (loss) per common share. All unvested restricted stock units, LTIP Units (as defined in note 7), stock options, shares issuable upon conversation of outstanding Convertible Notes (as defined in note 7), and warrants issued to the holders of our preferred stock have been excluded from (loss) income per share for the three and nine months ended September 30, 2010 and 2009 as they are anti-dilutive.
The table below details the components of the basic and diluted loss per share calculations (in thousands, except for per share data):

	Three Months	Three Months
	Ended	Ended
	Sept. 30, 2010	Sept. 30, 2009
Numerator:
Net loss from continuing operations	$(37,074)	$(27,211)
Net loss from discontinued operations	(3)	(606)

Net loss attributable to common shareholders	(37,077)	(27,817)

Less: preferred stock dividends and accretion	2,164	—

Numerator for basic and diluted loss available to common stockholders	$(39,241)	$(27,817)

Denominator, continuing and discontinued operations:
Weighted average basic common shares outstanding	30,162	29,737
Effect of dilutive securities	—	—

Weighted average diluted common shares outstanding	30,162	29,737

Basic and diluted loss from continuing operations per share	$(1.30)	$(0.92)

Basic and diluted loss from discontinued operations per share	$(0.00)	$(0.02)

Basic and diluted loss available to common stockholders per common share	$(1.30)	$(0.94)

	Nine Months	Nine Months
	Ended	Ended
	Sept. 30, 2010	Sept. 30, 2009
Numerator:
Net loss from continuing operations	$(91,270)	$(47,300)
Net income (loss) from discontinued operations	17,162	(1,158)

Net loss attributable to common shareholders	(74,108)	(48,458)

Less: preferred stock dividends and accretion	6,357	—

Numerator for basic and diluted loss available to common stockholders	$(80,465)	$(48,458)

Denominator, continuing and discontinued operations:
Weighted average basic common shares outstanding	30,470	29,941
Effect of dilutive securities	—	—

Weighted average diluted common shares outstanding	30,470	29,941

Basic and diluted loss from continuing operations per share	$(3.20)	$(1.58)

Basic and diluted income (loss) from discontinued operations per share	$0.56	$(0.04)

Basic and diluted loss available to common stockholders per common share	$(2.64)	$(1.62)

4. Investments in and Advances to Unconsolidated Joint Ventures
The Company’s investments in and advances to unconsolidated joint ventures and its equity in income (losses) of unconsolidated joint ventures are summarized as follows (in thousands):
Investments

	As of	As of
	September 30,	December 31,
Entity	2010	2009
Mondrian South Beach	$11,612	$10,745
Mondrian SoHo	—	8,335
Boston Ames	10,607	11,185
Other	2,966	2,180

Total investments in and advances to unconsolidated joint ventures	$25,185	$32,445

	As of	As of
	September 30,	December 31,
Entity	2010	2009
Morgans Hotel Group Europe Ltd.	$(1,134)	$(1,604)
Restaurant Venture — SC London	(1,721)	(1,136)
Hard Rock Hotel & Casino	—	—

Total losses from and distributions in excess of investment in unconsolidated joint ventures	$(2,855)	$(2,740)

Equity in income (loss) from unconsolidated joint ventures

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Entity	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Morgans Hotel Group Europe Ltd.	$1,041	$625	$2,540	$798
Restaurant Venture — SC London	(136)	(230)	(584)	(647)
Mondrian South Beach	(1,576)	(2,580)	(1,808)	(4,667)
Ames	(86)	—	(577)	—
Echelon Las Vegas	—	(17,300)	—	(17,411)
Mondrian SoHo	(680)	—	(9,015)	—
Other	2	3	7	7

Total equity in loss from unconsolidated joint ventures	$(1,435)	$(19,482)	$(9,437)	$(21,920)

Morgans Hotel Group Europe Limited
As of September 30, 2010, the Company owned interests in two hotels in London, England, St Martins Lane, a 204-room hotel, and Sanderson, a 150-room hotel, through a 50/50 joint venture known as Morgans Hotel Group Europe Limited (“Morgans Europe”) with Walton MG London Investors V, L.L.C (“Walton”).
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
Under a management agreement with Morgans Europe, the Company earns management fees and a reimbursement for allocable chain service and technical service expenses. The Company is also entitled to an incentive management fee and a capital incentive fee. The Company did not earn any incentive fees during the three and nine months ended September 30, 2010 and 2009.
On July 15, 2010, the joint venture refinanced in full its then outstanding £99.3 million mortgage debt with a new £100 million loan maturing in July 2015 that is non-recourse to the Company and is secured by Sanderson and St Martins Lane. The joint venture also entered into a swap agreement that effectively fixes the interest rate at 5.22% for the term of the loan, a reduction in interest rate of approximately 105 basis points, as compared to the previous mortgage loan. As of September 30, 2010, Morgans Europe had outstanding mortgage debt of £99.9 million, or approximately $157.8 million at the exchange rate of 1.58 US dollars to GBP at September 30, 2010.
Mondrian South Beach
On August 8, 2006, the Company entered into a 50/50 joint venture to renovate and convert an apartment building on Biscayne Bay in South Beach Miami into a condominium hotel, Mondrian South Beach, which opened in December 2008. The Company operates Mondrian South Beach under a long-term incentive management contract.
The joint venture acquired the existing building and land for a gross purchase price of $110.0 million. An initial equity investment of $15.0 million from each of the 50/50 joint venture partners was funded at closing, and subsequently each member also contributed $8.0 million of additional equity. The Company and an affiliate of its joint venture partner provided additional mezzanine financing of approximately $22.5 million in total to the joint venture to fund completion of the construction in 2008. Additionally, the joint venture initially received non-recourse mortgage loan financing of approximately $124.0 million at a rate of LIBOR plus 300 basis points. A portion of this mortgage debt was paid down, prior to the amendments discussed below, with proceeds obtained from condominium sales. In April 2008, the Mondrian South Beach joint venture obtained a mezzanine loan from the mortgage lenders of $28.0 million bearing interest at LIBOR, based on the rate set date, plus 600 basis points. The $28.0 million mezzanine loan provided by the lender and the $22.5 million mezzanine loan provided by the joint venture partners were both amended in April 2010, as discussed below.
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

A standard non-recourse carve-out guaranty by Morgans Group is in place for the Mondrian South Beach loans. In addition, although construction is complete and Mondrian South Beach opened on December 1, 2008, the Company and affiliates of its joint venture partner may have continuing obligations under a construction completion guaranty until all outstanding payables due to construction vendors are paid. As of September 30, 2010, there are remaining payables outstanding to vendors of approximately $4.0 million. Management believes that payment under this guarantee is not probable and the fair value of the guarantee is not material.
The Company and affiliates of its joint venture partner also have an agreement to purchase approximately $14 million each of condominium units under certain conditions, including an event of default. In the event of a default under the mortgage or mezzanine loan, the joint venture partners are obligated to purchase selected condominium units, at agreed-upon sales prices, having aggregate sales prices equal to 1/2 of the lesser of $28.0 million, which is the face amount outstanding on the mezzanine loan, or the then outstanding principal balance of the mezzanine loan.  The joint venture is not currently in an event of default under the mortgage or mezzanine loan. The Company has not recognized a liability related to the construction completion or the condominium purchase guarantees.
The joint venture is in the process of selling units as condominiums, subject to market conditions, and unit buyers will have the opportunity to place their units into the hotel’s rental program. In addition to hotel management fees, the Company could also realize fees from the sale of condominium units.
Hard Rock Hotel & Casino
Formation and Hard Rock Credit Facility
On February 2, 2007, the Company and Morgans Group (together, the “Morgans Parties”), an affiliate of DLJ Merchant Banking Partners (“DLJMB”), and certain other DLJMB affiliates (such affiliates, together with DLJMB, collectively the “DLJMB Parties”) completed the acquisition of the Hard Rock Hotel & Casino in Las Vegas (“Hard Rock”). The acquisition was completed through a joint venture entity, Hard Rock Hotel Holdings, LLC, funded one-third, or approximately $57.5 million, by the Morgans Parties, and two-thirds, or approximately $115.0 million, by the DLJMB Parties. In connection with the joint venture’s acquisition of the Hard Rock, certain subsidiaries of the joint venture entered into a debt financing comprised of a senior mortgage loan and three mezzanine loans (the “Hard Rock Credit Facility”), which provided for a $760.0 million acquisition loan that was used to fund the acquisition, of which $110.0 million was subsequently repaid according to the terms of the loan, and a construction loan of up to $620.0 million, which was fully drawn and remains outstanding as of September 30, 2010, for the expansion project at the Hard Rock. The Company’s Chairman of the Board is also Chairman of the Board, President, Chief Executive Officer and equity holder of NorthStar Realty Finance Corp., which is a participant lender in the Hard Rock Credit Facility. Morgans Group provided a standard non-recourse, carve-out guaranty in connection with the Hard Rock Credit Facility. On December 24, 2009, the Hard Rock Credit Facility was amended so that the maturity date is extendable from February 2011 to February 2014. To extend the maturity of the Hard Rock Credit Facility, the joint venture must satisfy certain conditions, including that no events of default or monetary defaults have occurred under the mortgage loan or any mezzanine loan, payment of all unpaid interest and other amounts due and payable to the mortgage and mezzanine lenders at such time, payment of deposits into certain reserves if required, the simultaneous extension of the mortgage and all mezzanine loans, and payment of a .25% extension fee to the mortgage lender.
Due to the downturn in the Las Vegas economy and Hard Rock’s high degree of leverage and seasonality, Hard Rock’s operating cash flows have not been sufficient to cover debt service under the Hard Rock Credit Facility for the nine month period ended September 30, 2010 and there were months when the joint venture was forced to use funds from the reserves it had established under the Hard Rock Credit Facility to meet its liquidity needs. The joint venture anticipates that it will not be able to fully fund both its operating expenses and its debt service on the Hard Rock Credit Facility, solely from its revenues until the economic conditions affecting Las Vegas have improved from their current conditions. The joint venture is reviewing its options to identify the best possible resolution to its liquidity position, including pursuing discussions with the joint venture’s lenders.
Following their initial capital contributions, the DLJMB Parties and the Morgans Parties have subsequently made additional contributions primarily to fund the expansion. As of September 30, 2010, the DLJMB Parties had contributed an aggregate of $424.4 million in cash and the Morgans Parties had contributed an aggregate of $75.8 million in cash. In 2009, the Company wrote down its investment in Hard Rock to zero.

Land Parcel Loan
On August 1, 2008, a subsidiary of the Hard Rock joint venture completed an intercompany land purchase with respect to an 11-acre parcel of land located adjacent to the Hard Rock. In connection with the intercompany land purchase, the Hard Rock subsidiary entered into a $50.0 million land acquisition loan, due and payable no later than August 9, 2009, subject to two six-month extensions. Morgans Group, together with DLJMB, provided a non-recourse carve-out guaranty related to the land loan, which guaranty is only triggered in the event of certain “bad boy” acts. In the Company’s joint venture agreement, DLJMB has agreed to be responsible for 100% of any liability under the guaranty subject to certain conditions. The Company’s Chairman of the Board, is also Chairman of the Board, President, Chief Executive Officer and equity holder of NorthStar Realty Finance Corp., which is a participant lender in the land loan.
On December 24, 2009, the land loan was amended so that the maturity date is extendable until February 2014. One of the lender groups funded half of the reserves necessary for the extension in exchange for an equity participation in the land. The conditions for extension of the land loan are similar to those applicable to extension of the Hard Rock Credit Facility. On December 9, 2010, the joint venture will be required to either deposit an additional estimated $3.5 million into the interest reserve account or convey the land securing the loan to the lenders in accordance with arrangements pre-negotiated with the lenders. It is anticipated that the joint venture will not make the reserve payment. The joint venture does not expect any other material negative consequences from not making such payment.
Capital Structure
Since the formation of the Hard Rock joint venture, additional disproportionate cash contributions have been made by the DLJMB Parties. For purposes of accounting for the Company’s equity ownership interest in Hard Rock, the Company calculated a 12.8% ownership interest as of September 30, 2010, based on a weighting of 1.75x to the DLJMB Parties cash contributions in excess of $250.0 million, which was the last agreed weighting for capital contributions beyond the amount initially committed by the DLJMB Parties. The effect of some of these additional contributions made by the DLJMB Parties has not been determined and may ultimately receive a greater weighting based on an appraisal process included in the joint venture agreement or as otherwise agreed by the parties, which would further dilute the Company’s ownership interest. Although the Company has the right to participate in any future capital contributions that may be called by the joint venture’s board of directors, the Company has no obligation to fund such contributions. To the extent the Company decides not to participate in any such contribution, its interest in the joint venture will be diluted.
Management Agreement
Under an amended property management agreement, the Company operates the hotel, retail, food and beverage, entertainment and all other businesses related to the Hard Rock. Under the terms of the agreement, the Company receives a management fee and a chain service expense reimbursement based on non-gaming revenue, including casino rents and all other rental income, and a fixed annual gaming facilities support fee. The Company can also earn an incentive management fee based on EBITDA, as defined, above certain levels. The Company did not earn any incentive fees during the three and nine months ended September 30, 2010 and 2009. The term of the management contract is 20 years with two 10-year renewals. Beginning 12 months following the year of completion of the expansion of the Hard Rock, our Hard Rock management agreement may be terminated if the Hard Rock fails to achieve an EBITDA hurdle, as defined in the management agreement. Unless the market improves markedly, or the joint venture generates additional liquidity, there is a risk to the Company’s management fee, which is subordinated to the Hard Rock Credit Facility and may be terminated by the Hard Rock lenders in the event of foreclosure or under certain other circumstances.
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
Based on the decline in general market conditions since the inception of the joint venture and more recently, the need for additional funding to complete the hotel, the Company wrote down its investment in Mondrian SoHo to zero in June 2010 and recorded an impairment charge through equity in loss of unconsolidated joint ventures.

On July 31, 2010 the lender amended the debt financing on the property, among other things, to provide for extensions of the maturity date of the mortgage loan secured by the hotel for up to five years through extension options, subject to certain conditions. In addition to new funds being provided by the lender, Cape Advisors Inc. is making cash and other contributions to the joint venture, and the Company will provide up to $3.2 million of additional funds to complete the project. The Company’s contribution will be treated as a loan with priority over the equity. During the third quarter of 2010, the Company contributed $0.7 million toward this priority loan, which was considered impaired as of September 30, 2010 and recorded an impairment charge through equity in loss of unconsolidated joint ventures.
The Mondrian SoHo is currently under construction and is expected to have a restaurant, bar, and other facilities. The hotel is expected to open in February 2011. The Company has a 10-year management contract with two 10-year extension options to operate the hotel.
Ames
On June 17, 2008, the Company, Normandy Real Estate Partners, and Ames Hotel Partners entered into a joint venture agreement as part of the development of the Ames hotel in Boston. Ames opened on November 19, 2009 and has 114 guest rooms, a restaurant, bar and other facilities. The Company manages Ames under a 15-year management contract.
The Company has contributed approximately $11.0 million in equity through September 30, 2010 for an approximately 31% interest in the joint venture. The joint venture obtained a loan for $46.5 million secured by the hotel, which amount was outstanding as of September 30, 2010. The project also qualified for federal and state historic rehabilitation tax credits which were sold for approximately $15.4 million.
In October 2010, the mortgage loan secured by Ames matured, and the joint venture did not satisfy the conditions necessary to exercise the first of two remaining one-year extension options available under the loan, which included funding a debt service reserve account, among other things. As a result, the mortgage lender for Ames served the joint venture with a notice of default and acceleration of debt. The joint venture is in negotiations with the lender to cure the default, allowing it to exercise the one-year extension option under the loan.  The joint venture anticipates reaching a mutually satisfactory outcome, although there can be no assurances that it will be successful in doing so. The Company is continuing to operate the hotel pursuant to the management agreement during this time.
Shore Club
The Company operates Shore Club under a management contract and owned a minority ownership interest of approximately 7% at September 30, 2010. On September 15, 2009, the joint venture that owns Shore Club received a notice of default on behalf of the special servicer for the lender on the joint venture’s mortgage loan for failure to make its September monthly payment and for failure to maintain its debt service coverage ratio, as required by the loan documents. On October 7, 2009, the joint venture received a second letter on behalf of the special servicer for the lender accelerating the payment of all outstanding principal, accrued interest, and all other amounts due on the mortgage loan. The lender also demanded that the joint venture transfer all rents and revenues directly to the lender to satisfy the joint venture’s debt. In March 2010, the lender for the Shore Club mortgage initiated foreclosure proceedings against the property in U.S. federal district court. In October 2010, the federal court dismissed the case for lack of jurisdiction. In light of this dismissal, it is possible that the lender may initiate foreclosure proceedings in state court. The Company has continued to operate the hotel pursuant to the management agreement during these proceedings. However, there can be no assurances the Company will continue to operate the hotel in the event of foreclosure.
San Juan Water and Beach Club
On October 18, 2009, the Company began managing the San Juan Water and Beach Club Hotel, a 78-key beachfront hotel in Isla Verde, Puerto Rico, pursuant to a 10-year management agreement. The owners intend to obtain development rights to build a Morgans Hotel Group branded hotel. The Company plans to operate the San Juan Water and Beach Club Hotel as a separate independent hotel pending re-development into a Morgans Hotel Group branded property. As of September 30, 2010, the Company had made all of its capital commitments and contributed a total of $0.8 million and had an approximately 25% ownership interest in the venture.

5. Other Liabilities
Other liabilities consist of the following (in thousands):

	As of	As of
	September 30,	December 31,
	2010	2009
Interest swap liability (note 2)	$—	$9,000
Design contract claims	13,866	13,866
Warrant liability (note 8)	51,330	18,428

	$65,196	$41,294

Design Contract Claims
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
Warrant Liability
As discussed further in notes 2 and 8, on October 15, 2009, in connection with the issuance of 75,000 of the Company’s Series A Preferred Securities to the Investors, as discussed in note 8, the Company issued warrants to purchase 12,500,000 shares of the Company’s common stock at an exercise price of $6.00 per share to the Investors. Due to the potential anti-dilution adjustment prior to the first anniversary of the warrant issuance, the Company is required to fair value the warrants, which were recorded as a liability until expiration of this anti-dilution clause on October 15, 2010. On October 15, 2010, the warrants were reclassified and will be reported as a component of the Company’s equity. See note 8 for further discussion of the accounting treatment.
6. Debt and Capital Lease Obligations
Debt and capital lease obligations consists of the following (in thousands):

	As of	As of	Interest rate at
	September 30,	December 31,	September 30,
Description	2010	2009	2010
Notes secured by Hudson and Mondrian (a)	$364,000	$364,000	LIBOR + 1.25%
Clift debt (b)	84,920	83,206	9.60%
Promissory notes (c)	10,500	10,500	11.00%
Liability to subsidiary trust (d)	50,100	50,100	8.68%
Revolving credit (e)	23,508	23,508	(e )
Convertible Notes, face value of $172.5 million (f)	163,299	161,591	2.38%
Capital lease obligations	6,108	6,108	Varies

Total debt	$702,435	$699,013

Note secured by discontinued operation (g)	—	40,000

(a) Mortgage Agreement — Notes secured by Hudson and Mondrian Los Angeles
On October 6, 2006, subsidiaries of the Company, Henry Hudson Holdings LLC (“Hudson Holdings”) and Mondrian Holdings LLC (“Mondrian Holdings”), entered into non-recourse mortgage financings consisting of two separate first mortgage loans secured by Hudson and Mondrian Los Angeles, respectively (collectively, the “Mortgages”), and a mezzanine loan related to Hudson, secured by a pledge of the equity interests in the Company’s subsidiary owning Hudson. As of September 30, 2010, there was $337.5 million outstanding under the Mortgages and $26.5 million outstanding under the Hudson mezzanine loan.
On October 14, 2009, the Company entered into an agreement with the lender that holds, among other loans, the mezzanine loan on Hudson. Under the agreement, the Company paid an aggregate of $11.2 million to (i) reduce the principal balance of the mezzanine loan from $32.5 million to $26.5 million, (ii) acquire interests in $4.5 million of certain debt securities secured by certain of the Company’s other debt obligations, (iii) pay fees, and (iv) obtain a forbearance from the mezzanine lender until October 12, 2013 from exercising any remedies resulting from a maturity default, subject only to maintaining certain interest rate caps and making an additional aggregate payment of $1.3 million to purchase additional interests in certain of the Company’s other debt obligations prior to October 11, 2011. The Company believes these transactions will have the practical effect of extending the Hudson mezzanine loan by three years and three months beyond its scheduled maturity of July 12, 2010. The mezzanine lender also agreed to cooperate with the Company in its efforts to seek an extension of the Hudson mortgage loan and consent to certain refinancings and other modifications of the Hudson mortgage loan.
The Hudson Holdings Mortgage bore interest at 30-day LIBOR plus 0.97%, the Mondrian Holdings Mortgage bore interest at 30-day LIBOR plus 1.23%, and the Hudson mezzanine loan bears interest at 30-day LIBOR plus 2.98%. The Company had entered into interest rate swaps on the Mortgages and the mezzanine loan on Hudson, which effectively fixed the 30-day LIBOR rate at approximately 5.0%. These interest rate swaps expired on July 15, 2010. The Company subsequently entered into short-term interest rate caps on the Mortgages that expired on September 12, 2010.
On October 1, 2010, Hudson Holdings and Mondrian Holdings each entered into a modification agreement of its respective Mortgage, together with promissory notes and other related security agreements, with Bank of America, N.A., as trustee, for the lenders. These modification agreements and related agreements amended and extended the Mortgages (collectively, the “Amended Mortgages”) until October 15, 2011. In connection with the Amended Mortgages, on October 1, 2010, Hudson Holdings and Mondrian Holdings paid down a total of $16 million and $17 million, respectively, on their outstanding mortgage loan balances. As a result of these pay-downs, as of October 1, 2010, there is $304.5 million outstanding under the Amended Mortgages.
The interest rates were also amended to 30-day LIBOR plus 1.03% on the Hudson Holdings Amended Mortgage and 30-day LIBOR plus 1.64% on the Mondrian Holdings Amended Mortgage. The interest rate on the Hudson mezzanine loan continues to bear interest at 30-day LIBOR plus 2.98%. The Company entered into interest rate caps expiring October 15, 2011 in connection with the Amended Mortgages, which effectively cap the 30-day LIBOR rate at 5.3% and 4.25% on the Hudson Holdings Amended Mortgage and Mondrian Holdings Amended Mortgage, respectively, and effectively cap the 30-day LIBOR rate at 7.0% on the Hudson mezzanine loan.
The Amended Mortgages require the Company’s subsidiary borrowers (entities owning Hudson and Mondrian Los Angeles) to fund reserve accounts to cover monthly debt service payments. Those subsidiary borrowers are also required to fund reserves for property, sales and occupancy taxes, insurance premiums, capital expenditures and the operation and maintenance of those hotels. Reserves are deposited into restricted cash accounts and are released as certain conditions are met. In 2009, the Mortgages had fallen below the required debt service coverage and as such, all excess cash, once all other reserve accounts are completed, were funded into a curtailment reserve fund. As of September 30, 2010, the balance in the curtailment reserve fund was $20.3 million, of which $16.5 million was used in October 2010 to reduce the amount of mortgage debt outstanding under the Amended Mortgages, as discussed above. Under the Amended Mortgages, all excess cash will continue to be funded into a curtailment reserve fund. The subsidiary borrowers are not permitted to have any liabilities other than certain ordinary trade payables, purchase money indebtedness, capital lease obligations and certain other liabilities.
The Amended Mortgages prohibit the incurrence of additional debt on Hudson and Mondrian Los Angeles. Furthermore, the subsidiary borrowers are not permitted to incur additional mortgage debt or partnership interest debt. In addition, the Mortgages do not permit (1) transfers of more than 49% of the interests in the subsidiary borrowers, Morgans Group or the Company or (2) a change in control of the subsidiary borrowers or in respect of Morgans Group or the Company itself without, in each case, complying with various conditions or obtaining the prior written consent of the lender.

The Amended Mortgages provide for events of default customary in mortgage financings, including, among others, failure to pay principal or interest when due, failure to comply with certain covenants, certain insolvency and receivership events affecting the subsidiary borrowers, Morgans Group or the Company, and breach of the encumbrance and transfer provisions. In the event of a default under the Mortgages, the lender’s recourse is limited to the mortgaged property, unless the event of default results from insolvency, a voluntary bankruptcy filing, a breach of the encumbrance and transfer provisions, or various other “bad boy” acts, in which event the lender may also pursue remedies against Morgans Group.
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
Due to the amount of the payments stated in the lease, which increase periodically, and the economic environment in which the hotel operates, Clift Holdings, the Company’s subsidiary that leases Clift, had not been operating Clift at a profit and Morgans Group had been funding cash shortfalls sustained at Clift in order to enable Clift Holdings to make lease payments from time to time. On March 1, 2010, however, the Company discontinued subsidizing Clift Holdings and Clift Holdings stopped making the scheduled monthly payments. On May 4, 2010, the owners filed a lawsuit against Clift Holdings, which the court dismissed on June 1, 2010. On June 8, 2010, the owners filed a new lawsuit and on June 17, 2010, the Company and Clift Holdings filed an affirmative lawsuit against the owners.
On September 17, 2010, the Company, Clift Holdings and another subsidiary of the Company, 495 Geary, LLC, entered into a settlement and release agreement with Hasina, LLC, Tarstone Hotels, LLC, Kalpana, LLC, Rigg Hotel, LLC, and JRIA, LLC (collectively, the “Lessors”), and Tarsadia Hotels (the “Settlement and Release Agreement”). The Settlement and Release Agreement, among other things, effectively provides for the settlement of all outstanding litigation claims and disputes among the parties relating to defaulted rent payments due with respect to the ground lease for the Clift and reduces the lease payments due to Lessors for the period March 1, 2010 through February 29, 2012. Clift Holdings and the Lessors also entered into an amendment to the lease, dated September 17, 2010 (“Lease Amendment”), to memorialize, among other things, the reduced annual lease payments of $4.97 million from March 1, 2010 to February 29, 2012. Effective March 1, 2012, the annual rent will be as stated in the lease agreement, which currently provides for base annual rent of approximately $6.0 million per year through October 2014 and thereafter, increased at 5-year intervals by a formula tied to increases in the Consumer Price Index, with a maximum increase of 40% and a minimum of 20% at October 2014, and at each payment date thereafter, the maximum increase is 20% and the minimum is 10%. The lease is non-recourse to the Company.
Morgans Group also entered into an agreement, dated September 17, 2010 (the “Limited Guaranty,” together with the Settlement and Release Agreement and Lease Amendment, the “Clift Settlement Agreements”), whereby Morgans Group agreed to guarantee losses of up to $6 million suffered by the Lessors in the event of certain “bad boy” type acts.
(c) Promissory Notes
The property across from the Delano South Beach has a $10.0 million interest only non-recourse promissory note to the seller. Effective January 24, 2010, the Company extended the maturity of the note until January 24, 2011. The note bears interest at 11.0%, but the Company is permitted to defer half of each monthly interest payment until the maturity date. The obligations under the note are secured by the property. Additionally, in January 2009, an affiliate of the seller financed an additional $0.5 million to pay for costs associated with obtaining necessary permits. This $0.5 million promissory note had a scheduled maturity date on January 24, 2010, which the Company extended to January 24, 2011, and continues to bear interest at 11%. The obligations under this note are secured with a pledge of the equity interests in the Company’s subsidiary that owns the property. Effective April 25, 2010, the Company discontinued subsidizing the monthly scheduled interest payments under both notes. The lender has initiated foreclosure proceedings on the $0.5 million promissory note secured by the equity interests in the Company’s subsidiary that owns the property. The promissory notes are non-recourse to the Company.

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
•
revised the fixed charge coverage ratio (defined generally as the ratio of consolidated EBITDA excluding Mondrian Scottsdale’s EBITDA for the periods ending June 30, 2009 and September 30, 2009 and Clift’s EBITDA for all periods to consolidated interest expense excluding Mondrian Scottsdale’s interest expense for the periods ending June 30, 2009 and September 30, 2009 and Clift’s interest expense for all periods) that the Company is required to maintain for each four-quarter period to no less than 0.90 to 1.00 from the previous fixed charge coverage ratio of no less than 1.75 to 1.00. As of September 30, 2010, the Company’s fixed charge coverage ratio under the Amended Revolving Credit Facility was 1.35x;

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

In addition to the provisions above, the Amended Revolving Credit Facility reduced the maximum aggregate amount of the commitments from $220.0 million to $125.0 million, divided into two tranches: (i) a revolving credit facility in an amount equal to $90.0 million (the “New York Tranche”), which is secured by a mortgage on Morgans and Royalton (the “New York Properties”) and a mortgage on Delano South Beach (the “Florida Property”); and (ii) a revolving credit facility in an amount equal to $35.0 million (the “Florida Tranche”), which is secured by the mortgage on the Florida Property (but not the New York Properties). The Amended Revolving Credit Facility also provides for a letter of credit facility in the amount of $25.0 million, which is secured by the mortgages on the New York Properties and the Florida Property. At any given time, the amount available for borrowings under the Amended Revolving Credit Facility is contingent upon the borrowing base valuation, which is calculated as the lesser of (i) 60% of appraised value and (ii) the implied debt service coverage value of certain collateral properties securing the Amended Revolving Credit Facility; provided that the portion of the borrowing base attributable to the New York Properties will never be less than 35% of the appraised value of the New York Properties. Following appraisals in March 2010, total availability under the Amended Revolving Credit Facility as of September 30, 2010 was $120.0 million, of which the outstanding principal balance was $23.5 million, and approximately $2.0 million of letters of credit were posted, all allocated to the Florida Tranche.
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

7. Omnibus Stock Incentive Plan
On February 9, 2006, the Board of Directors of the Company adopted the Morgans Hotel Group Co. 2006 Omnibus Stock Incentive Plan (the “2006 Stock Incentive Plan”). An aggregate of 3,500,000 shares of common stock of the Company were reserved and authorized for issuance under the 2006 Stock Incentive Plan, subject to equitable adjustment upon the occurrence of certain corporate events. On April 23, 2007, the Board of Directors of the Company adopted, and at the annual meeting of stockholders on May 22, 2007, the stockholders approved, the Company’s 2007 Omnibus Incentive Plan (the “2007 Incentive Plan”), which amended and restated the 2006 Stock Incentive Plan and increased the number of shares reserved for issuance under the plan by up to 3,250,000 shares to a total of 6,750,000 shares. On April 10, 2008, the Board of Directors of the Company adopted, and at the annual meeting of stockholders on May 20, 2008, the stockholders approved, an Amended and Restated 2007 Omnibus Incentive Plan (the “Amended 2007 Incentive Plan”) which, among other things, increased the number of shares reserved for issuance under the plan by 1,860,000 shares from 6,750,000 shares to 8,610,000 shares. On November 30, 2009, the Board of Directors of the Company adopted, and at a special meeting of stockholders of the Company held on January 28, 2010, the Company’s stockholders approved, an amendment to the Amended 2007 Incentive Plan to increase the number of shares reserved for issuance under the plan by 3,000,000 shares to 11,610,000 shares. The Amended 2007 Incentive Plan provides for the issuance of stock-based incentive awards, including incentive stock options, non-qualified stock options, stock appreciation rights, shares of common stock of the Company, including restricted stock units (“RSUs”) and other equity-based awards, including membership units in Morgans Group which are structured as profits interests (“LTIP Units”), or any combination of the foregoing. The eligible participants in the Amended 2007 Incentive Plan included directors, officers and employees of the Company. Awards other than options and stock appreciation rights reduce the shares available for grant by 1.7 shares for each share subject to such an award.
A summary of stock-based incentive awards as of September 30, 2010 is as follows (in units, or shares, as applicable):

	Restricted Stock
	Units	LTIP Units	Stock Options
Outstanding as of January 1, 2010	1,265,332	2,018,659	1,659,279
Granted during 2010	256,235	453,619	—
Distributed/exercised during 2010	(475,505)	(193,139)	—
Forfeited during 2010	(132,622)	(7,702)	(144,407)

Outstanding as of September 30, 2010	913,440	2,271,437	1,514,872

Vested as of September 30, 2010	216,025	1,343,894	1,267,108

As of September 30, 2010 and December 31, 2009, there were approximately $8.9 million and $13.3 million, respectively, of total unrecognized compensation costs related to unvested share awards. As of September 30, 2010, the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 1 year.
Total stock compensation expense, which is included in corporate expenses on the accompanying consolidated statements of operations, was $2.3 million and $3.2 million for the three months ended September 30, 2010 and 2009, respectively, and $8.9 million and $8.8 million for the nine months ended September 30, 2010 and 2009, respectively.
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
The Series A Preferred Securities have an 8% dividend rate for the first five years, a 10% dividend rate for years six and seven, and a 20% dividend rate thereafter. The Company has the option to accrue any and all dividend payments, and as of September 30, 2010, we have undeclared and unpaid dividends of $5.8 million. The Company has the option to redeem any or all of the Series A Preferred Securities at par at any time. The Series A Preferred Securities have limited voting rights and only vote on the authorization to issue senior preferred, amendments to their certificate of designations, amendments to the Company’s charter that adversely affect the Series A Preferred Securities and certain change in control transactions.

As discussed in notes 2 and 5, the warrants to purchase 12,500,000 shares of the Company’s common stock at an exercise price of $6.00 per share have a 7-1/2 year term and are exercisable utilizing a cashless exercise method only, resulting in a net share issuance. Until October 15, 2010, the Investors had certain rights to purchase their pro rata share of any equity or debt securities offered or sold by the Company. In addition, the $6.00 exercise price of the warrants was subject to certain reductions if, any time prior to October 15, 2010, the Company issued shares of common stock below $6.00 per share. Per ASC 815-40-15, as the strike price was adjustable until the first anniversary of issuance, the warrants were not considered indexed to the Company’s stock until that date. Therefore, as of September 30, 2010, the Company accounted for the warrants as liabilities at fair value. On October 15, 2010, the Investors rights under this warrant exercise price adjustment expired, at which time the warrants met the scope exception in ASC 815-10-15 and will be accounted for as equity instruments indexed to the Company’s stock. At October 15, 2010, the warrants were reclassified to equity and will no longer be adjusted periodically to fair value.
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
The initial carrying value of the Series A Preferred Securities was recorded at its net present value less costs to issue on the date of issuance. The carrying value will be periodically adjusted for accretion of the discount. As of September 30, 2010, the value of the Series A Preferred Securities was $50.4 million, which includes accretion of $2.4 million.
The Company calculated the estimated fair value of the warrants using the Black-Scholes valuation model, as discussed in note 2.

The Company and Yucaipa American Alliance Fund II, LLC, an affiliate of the Investors (the “Fund Manager”), also entered into a Real Estate Fund Formation Agreement (the “Fund Formation Agreement”) on October 15, 2009 pursuant to which the Company and the Fund Manager have agreed to use their good faith efforts to endeavor to raise a private investment fund (the “Fund”). The purpose of the Fund will be to invest in hotel real estate projects located in North America. The Company will be offered the opportunity to manage the hotels owned by the Fund under long-term management agreements. In connection with the Fund Formation Agreement, the Company issued to the Fund Manager 5,000,000 contingent warrants to purchase the Company’s common stock at an exercise price of $6.00 per share with a 7-1/2 year term. These contingent warrants will only become exercisable if the Fund obtains capital commitments in certain amounts over certain time periods and also meets certain further capital commitment and investment thresholds. The exercise of these contingent warrants is also subject to an exercise cap which effectively limits the Fund Manager’s beneficial ownership (which is considered jointly with the Investors’ beneficial ownership) of the Company’s common stock to 9.9% at any one time, subject to certain exceptions. The exercise price and number of shares subject to these contingent warrants are both subject to anti-dilution adjustments. As of September 30, 2010, no contingent warrants have been issued or exercised and no value has been assigned to the warrants, as the Company cannot determine the probability that the Fund will be raised. In the event the Fund is raised and contingent warrants are issued, the Company will determine the value of the contingent warrants in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. We cannot provide any assurances that the Fund will be raised.
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
The Company has reclassified the individual assets and liabilities to the appropriate discontinued operations line items on its September 30, 2010 and December 31, 2009 balance sheets. Additionally, the Company reclassified the hotels results of operations and cash flows to discontinued operations on the Company’s statements of operations and cash flows. For the nine months ended September 30, 2010, the Company recorded income from discontinued operations of approximately $17.2 million.

The following sets forth the discontinued operations for the three and nine months ended September 30, 2010 and 2009, related to the Company’s discontinued operations (in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Operating revenues	$—	$1,243	$1,594	$6,127
Operating expenses	(3)	(1,997)	(1,807)	(6,679)
Interest expense	—	(257)	(177)	(808)
Depreciation and amortization expense	—	(293)	(268)	(879)
Income tax benefit	—	698	—	1,081
Gain on disposal	—	—	17,820	—

(Loss) income from discontinued operations	$(3)	$(606)	$17,162	$(1,158)

10. Related Party Transactions
The Company earned management fees, chain services fees and fees for certain technical services and has receivables from hotels it owns through investments in unconsolidated joint ventures. These fees totaled approximately $4.5 million and $4.0 million for the three months ended September 30, 2010 and 2009, respectively, and $14.1 million and $11.3 million for the nine months ended September 30, 2010 and 2009, respectively.
During the three months ended September 30, 2010, the Company recorded an impairment charge of $5.4 million of outstanding receivables due from Hard Rock, as management concluded that collection of these receivables is uncertain. As of September 30, 2010 and December 31, 2009, the Company had receivables from these affiliates of approximately $4.3 million and $9.5 million, respectively, which are included in related party receivables on the accompanying consolidated balance sheets.

Non-recourse Carve-out Guarantees

On December 24, 2009, Morgans Group, together with DLJMB, as guarantors, entered into an amendment of the non-recourse carve-out guaranty, dated August 1, 2008, related to the non-recourse loan, secured by approximately 11-acres of unused land owned by a Hard Rock subsidiary, increasing the amount of such guaranty to $53.9 million, which guaranty is only triggered in the event of certain “bad boy” acts. In the Company’s joint venture agreement, DLJMB has agreed to be responsible for 100% of any liability under the guaranty subject to certain conditions. In addition, Morgans Group, together with DLJMB, as guarantors, provided a non-recourse, carve-out guaranty in connection with the Hard Rock Credit Facility, which is only triggered in the event of bankruptcy filings and other standard non-recourse carve-outs. The Company’s Chairman of the Board, is also Chairman of the Board, President, Chief Executive Officer and equity holder of NorthStar Realty Finance Corp., which is a participant lender in the Hard Rock Credit Facility and the land loan.

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
The Company believes that a foreclosure based on a payment default does not create one of the limited circumstances under which Morgans Group LLC would have recourse liability under the guaranty. On May 27, 2010, the Company answered Petra’s complaint, denying any obligation to make payment under the guaranty. It also requested relevant documents from Petra. On July 9, 2010, Petra moved for summary judgment on the ground that the loan documents unambiguously establish Morgans Group’s obligation under the guaranty. Petra also moved to stay discovery pending resolution of its motion. The Company opposed Petra’s motion for summary judgment, and similarly moved for summary judgment in favor of the Company. The Company will continue to defend this lawsuit vigorously. However, it is not possible to predict the outcome of the lawsuit.
Other Litigation
The Company is involved in various lawsuits and administrative actions in the normal course of business. In management’s opinion, disposition of these lawsuits is not expected to have a material adverse effect on our financial position, results of operations or liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2010. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those set forth under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
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
•
our Joint Venture Hotels, consisting of our London hotels (Sanderson and St Martins Lane), Hard Rock in Las Vegas, Mondrian South Beach and Shore Club in South Beach, Miami, Ames in Boston, and the San Juan Water and Beach Club in Isla Verde, Puerto Rico;

•	our investments in hotels under construction, such as Mondrian SoHo, and our investment in other proposed properties;
•	our investment in certain joint venture food and beverage operations at our Owned Hotels and Joint Venture Hotels, discussed further below;
•	our management company subsidiary, Morgans Hotel Group Management LLC, or MHG Management Company, and certain non-U.S. management company affiliates; and
•
the rights and obligations contributed to Morgans Group LLC, or Morgans Group, the Company’s operating company, in the formation and structuring transactions described in note 1 to the consolidated financial statements, included elsewhere in this report.

As of September 30, 2010, we consolidate the results of operations for all of our Owned Hotels and certain food and beverage operations at three of our Owned Hotels, which are operated under 50/50 joint ventures with restaurateur Jeffrey Chodorow. We consolidate the food and beverage joint ventures as we believe that we are the primary beneficiary of these entities. Our partner’s share of the results of operations of these food and beverage joint ventures are recorded as noncontrolling interest in the accompanying consolidated financial statements.
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

As of September 30, 2010, we operated the following Joint Venture Hotels under management agreements which expire as follows:
•	Sanderson — June 2018 (with one 10-year extension at our option);

•	St Martins Lane — June 2018 (with one 10-year extension at our option);

•	Shore Club — July 2022;

•	Hard Rock — February 2027 (with two 10-year extensions);

•	Mondrian South Beach — August 2026;

•	Ames — November 2024; and

•	San Juan Water and Beach Club — October 2019 (subject to certain conditions).
In addition to the Joint Venture Hotels, we also manage Hotel Las Palapas in Playa del Carmen, Mexico under a management agreement which expires in December 2014, with one five-year extension, which is automatic so long as we are not in default under the management agreement. We do not have an ownership interest in Hotel Las Palapas. We have also signed an agreement to manage Mondrian SoHo once development is complete. We have signed management agreements to manage various other hotels that are in development, including a Mondrian Palm Springs project, but we are unsure of the future of the development of these hotels as financing has not yet been obtained.
These management agreements may be subject to early termination in specified circumstances. For instance, beginning 12 months following the year of completion of the expansion of the Hard Rock, our Hard Rock management agreement may be terminated if the Hard Rock fails to achieve an EBITDA hurdle, as defined in the management agreement. Several of our hotels are also subject to substantial mortgage and mezzanine debt, and in some instances our management fee is subordinated to the debt and our management agreements may be terminated by the lenders on foreclosure or certain other related events.
In March 2010, the lender for the Shore Club mortgage initiated foreclosure proceedings against the property in U.S. federal district court. In October 2010, the federal court dismissed the case for lack of jurisdiction. In light of this dismissal, it is possible that the lender may initiate foreclosure proceedings in state court. We have continued to operate the hotel pursuant to the management agreement during these proceedings. However, there can be no assurances the Company will continue to operate the hotel in the event of foreclosure.
In October 2010, the mortgage loan secured by Ames matured, and the joint venture did not satisfy the conditions necessary to exercise the first of two remaining one-year extension options available under the loan, which included funding a debt service reserve account, among other things. As a result, the mortgage lender for Ames served the joint venture with a notice of default and acceleration of debt. The joint venture is in negotiations with the lender to cure the default, allowing it to exercise the one-year extension option under the loan.  The joint venture anticipates reaching a mutually satisfactory outcome, although there can be no assurances that it will be successful in doing so. The Company is continuing to operate the hotel pursuant to the management agreement during this time.

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

•	Impairment loss on receivables from unconsolidated joint ventures includes impairment costs incurred related to receivables deemed uncollectible.
Other Items
•	Interest expense, net. Interest expense, net includes interest on our debt and amortization of financing costs and is presented net of interest income and interest capitalized.
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

•
Income tax expense (benefit). All of our foreign subsidiaries are subject to local jurisdiction corporate income taxes. Income tax expense is reported at the applicable rate for the periods presented. We are subject to Federal and state income taxes. Income taxes for the nine months ended September 30, 2010 and 2009 were computed using our calculated effective tax rate. We also recorded net deferred taxes related to cumulative differences in the basis recorded for certain assets and liabilities.

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

•
Preferred stock dividends and accretion. Dividends attributable to our outstanding preferred stock and the accretion of the fair value discount on the issuance of the preferred stock are reflected as adjustments to our net loss to arrive at net loss attributable to common stockholders, as discussed in note 8 of our consolidated financial statements.

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
Recent Trends and Developments
Recent Trends. Starting in the fourth quarter of 2008 and continuing throughout the first three quarters of 2009, the weakened U.S. and global economies resulted in considerable negative pressure on both consumer and business spending. As a result, lodging demand and revenues, which are primarily driven by growth in GDP, business investment and employment growth weakened substantially during this period as compared to the lodging demand and revenues we experienced prior to the fourth quarter of 2008. While the outlook for the U.S. and global economies have improved, unemployment remains high and spending by businesses and consumers remains cautious. In addition, there are still several trends which make our lodging performance difficult to forecast, including shorter booking lead times at our hotels.
We have experienced positive trends to date in 2010 as we saw improvement in demand in key gateway markets, particularly in New York and London, most notably in the form of increasing occupancy in those markets in all three quarters accompanied by increases in average daily rate in the second and third quarters of 2010. Guests are still spending conservatively, on ancillary services in light of the uncertain economic recovery. Overall, our operating results were still below pre-recessionary levels.
As demand strengthens, we are focusing on revenue enhancement by actively managing rates and availability. As demand begins to return, the ability to increase pricing will be a critical component in driving profitability. Through these challenging times, our strategy and focus continues to be to preserve profit margins by maximizing revenue, increasing our market share and managing costs. Our strategy includes re-energizing our food and beverage offerings by taking action to improve key facilities with a focus on driving higher beverage to food ratios and re-igniting the buzz around our nightlife and lobby scenes. While these renovations may impact our business during the short-term, we expect to see improved results on a going forward basis.
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

While the pace of new lodging supply in various phases of development has increased over the past several quarters, we believe the timing of many of these projects may be affected by the ongoing uncertain and weak economic conditions and the reduced availability of financing. These factors may dampen the pace of new supply development, including our own, in 2010. Nevertheless, we did witness new competitive luxury and boutique properties opening in 2008, 2009 and through the first nine months of 2010 in some of our markets, particularly in Los Angeles, Miami Beach, Las Vegas and New York, which have impacted our performance in these markets and may continue to do so.
For the remainder of 2010 and into 2011, we believe that if various economic forecasts projecting continued modest expansion are accurate, this may lead to a gradual and modest increase in lodging demand for both leisure and business travel, although we expect there to be continued pressure on rates, as leisure and business travelers alike continue to focus on cost containment. As such, there can be no assurances that any increases in hotel revenues or earnings at our properties will occur, or be sustained, or that any losses will not increase for these or any other reasons.
We believe that the global credit market conditions will also gradually improve during the remainder of 2010 and in 2011, although we believe there will continue to be less credit available and on less favorable terms than were obtainable in prior years. Given the current state of the credit markets, some of our joint venture projects, such as Mondrian Palm Springs, may not be able to obtain adequate project financing in a timely manner or at all. If adequate project financing is not obtained, the joint ventures or developers, as applicable, may seek additional equity investors to raise capital, limit the scope of the project, defer the project or cancel the project altogether.
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
Amendment of Clift Ground Lease. On September 17, 2010, we, and our subsidiaries, Clift Holdings LLC (“Clift Holdings”) and 495 Geary, LLC, entered into a settlement and release agreement with Hasina, LLC, Tarstone Hotels, LLC, Kalpana, LLC, Rigg Hotel, LLC, and JRIA, LLC (collectively, the “Lessors”), and Tarsadia Hotels (the “Settlement and Release Agreement”). The Settlement and Release Agreement, among other things, effectively provides for the settlement of all outstanding litigation claims and disputes among the parties relating to defaulted rent payments due with respect to the ground lease for the Clift and reduces the lease payments due to Lessors for the period March 1, 2010 through February 29, 2012. Clift Holdings and the Lessors also entered into an amendment to the lease, dated September 17, 2010 (“Lease Amendment”), to memorialize, among other things, the reduced annual lease payments of $4.97 million from March 1, 2010 to February 29, 2012; and from March 1, 2012, the annual rent will be as stated in the lease agreement, which currently provides for base annual rent of approximately $6.0 million per year, with increases in the future based on the Consumer Price Index. The lease is non-recourse to us. Morgans Group also entered into an agreement, dated September 17, 2010 (the “Limited Guaranty,” and together with the Settlement and Release Agreement and Lease Amendment, the “Clift Settlement Agreements”), whereby Morgans Group agreed to guarantee losses of up to $6 million suffered by the Lessors in the event of certain “bad boy” type acts.

Extension of Loans on Hudson and Mondrian Los Angeles. On July 9, 2010, we entered into forbearance agreements with the lenders which hold the mortgage loans secured by our Hudson and Mondrian Los Angeles hotels. The forbearance agreements, as amended, effectively extended the maturities of the loans until October 12, 2010 allowing us and the lenders additional time to complete the negotiation and documentation of appropriate amendments to further extend the loans.
On October 1, 2010, our subsidiaries, Henry Hudson Holdings LLC (“Hudson Holdings”) and Mondrian Holdings LLC (“Mondrian Holdings”), each entered into a modification agreement of its first mortgage loan, together with promissory notes and other related security agreements, with Bank of America, N.A., as trustee, for the lenders. These modification agreements and related agreements amended and extended the first mortgage loans (collectively, the “Amended Mortgages”) until October 15, 2011. In connection with the Amended Mortgages, on October 1, 2010, Hudson Holdings and Mondrian Holdings paid down a total of $16 million and $17 million, respectively, on their outstanding loan balances. The interest rates on the Amended Mortgages are 30-day LIBOR plus 1.03% on the Hudson Holdings loan and 30-day LIBOR plus 1.64% on the Mondrian Holdings loan.
Renovation and Re-concepting of Restaurants at Hudson and Royalton. During 2010, we have taken action to improve key facilities with a focus on driving higher beverage to food ratios and re-igniting the buzz around our nightlife and lobby scenes. The restaurant at Royalton was closed, renovated and re-concepted during the third quarter of 2010. The restaurant at Hudson was closed in late 2009, renovated and re-concepted in early 2010, opened in May 2010, and was still ramping up during the third quarter, resulting in additional costs, including start-up costs, during the quarter. While these renovations impacted our business during the three months ended September 30, 2010, we expect to see improved results at these new venues going forward.

Operating Results
Comparison of Three Months Ended September 30, 2010 to Three Months Ended September 30, 2009
The following table presents our operating results for the three months ended September 30, 2010 and 2009, including the amount and percentage change in these results between the two periods. The consolidated operating results for the three months ended September 30, 2010 is comparable to the consolidated operating results for the three months ended September 30, 2009, with the exception of the Hard Rock, which was under renovation and expansion during 2009, Ames in Boston, which opened in November 2009, San Juan Water and Beach Club, which we began managing in October 2009, and Hotel Las Palapas, which we began managing in December 2009. The consolidated operating results are as follows:

	Three Months Ended
	Sept. 30,	Sept. 30,
	2010	2009	Changes ($)	Changes (%)
	(Dollars in thousands)
Revenues:
Rooms	$35,100	$32,026	$3,074	9.6%
Food and beverage	16,017	18,116	(2,099)	(11.6)
Other hotel	2,077	2,284	(207)	(9.1)

Total hotel revenues	53,194	52,426	768	1.5
Management fee-related parties and other income	4,547	3,998	549	13.7

Total revenues	57,741	56,424	1,317	2.3

Operating Costs and Expenses:
Rooms	11,061	10,423	638	6.1
Food and beverage	14,426	14,163	263	1.9
Other departmental	1,322	1,485	(163)	(11.0)
Hotel selling, general and administrative	12,275	11,969	306	2.6
Property taxes, insurance and other	3,650	4,569	(919)	(20.1)

Total hotel operating expenses	42,734	42,609	125	0.3
Corporate expenses, including stock compensation	8,045	8,507	(462)	(5.4)
Depreciation and amortization	8,173	7,234	939	13.0
Restructuring, development and disposal costs	1,064	489	575	(1)
Impairment loss on receivables from unconsolidated joint venture	5,499	—	5,499	(1)

Total operating costs and expenses	65,515	58,839	6,676	11.3

Operating loss	(7,774)	(2,415)	(5,359)	(1)
Interest expense, net	8,610	12,842	(4,232)	(33.0)
Equity in loss of unconsolidated joint venture	1,435	19,482	(18,047)	(92.6)
Impairment loss on development project	—	11,914	(11,914)	(1)
Other non-operating expenses	20,471	869	19,602	(1)

Loss before income tax expense (benefit)	(38,290)	(47,522)	9,232	(19.4)
Income tax expense (benefit)	236	(19,494)	19,730	(1)

Net loss before loss attributable to noncontrolling interest	(38,526)	(28,028)	(10,498)	37.5
Net loss attributable to non controlling interest	1,452	817	635	77.7

Net loss from continuing operations	(37,074)	(27,211)	(9,863)	36.2

Loss from discontinued operations	(3)	(606)	603	(99.5)

Net loss	(37,077)	(27,817)	(9,260)	33.3

Preferred stock dividends and accretion	2,164	—	2,164	(1)

Net loss attributable to common stockholders	$(39,241)	$(27,817)	$(11,424)	41.1

(1)	Not meaningful.

Total Hotel Revenues. Total hotel revenues increased 2.3% to $57.7 million for the three months ended September 30, 2010 compared to $52.4 million for the three months ended September 30, 2009. The components of RevPAR from our Owned Hotels for the three months ended September 30, 2010 and 2009, excluding discontinued operations, are summarized as follows:

	Three Months Ended
	Sept. 30,	Sept. 30,
	2010	2009	Change ($)	Change (%)
Occupancy	86.0%	82.7%	—	4.0%
ADR	$232	$222	$10	4.3%
RevPAR	$199	$184	$15	8.5%
RevPAR from our Owned Hotels increased 8.5% to $199 for the three months ended September 30, 2010 compared to $184 for the three months ended September 30, 2009.
Rooms revenue increased 9.6% to $35.1 million for the three months ended September 30, 2010 compared to $32.0 million for the three months ended September 30, 2009, which is directly attributable to the increase in occupancy and ADR shown above. Strong ADR from corporate travel, particularly in New York, was a key factor in the increase.
Food and beverage revenue decreased 11.6% to $16.0 million for the three months ended September 30, 2010 compared to $18.1 million for the three months ended September 30, 2009. The decrease was primarily attributable to a 22.1% decline in food and beverage revenue at Hudson during the three months ended September 30, 2010 as compared to the same period in 2009, as the hotel’s new restaurant, Hudson Hall, which opened in late May 2010, was still in the “ramp-up” stage during the quarter. Food and beverage revenue was also down 29.4% at Royalton, as the restaurant was closed for part of the third quarter of 2010 for a renovation and re-concepting. The new Royalton restaurant, Forty Four, opened in early October 2010. Additionally, food and beverage revenue was down 10.9 % at Mondrian Los Angeles, primarily due to increased competitive supply in the market and bad weather, which impacted operations at the Asia de Cuba and Skybar outdoor venues.
Other hotel revenue decreased 9.1% to $2.1 million for the three months ended September 30, 2010 compared to $2.3 million for the three months ended September 30, 2009. The overall decrease was primarily attributable to decreased revenues at the spa at Delano, as guests are still spending conservatively on ancillary services in light of the uncertain economic recovery. Slightly offsetting this decrease, newly installed wireless infrastructures at certain of our Owned Hotels have contributed to an increase in internet revenues.
Management Fee — Related Parties and Other Income. Management fee — related parties and other income increased by 13.7% to $4.5 million for the three months ended September 30, 2010 compared to $4.0 million for the three months ended September 30, 2009. This increase is primarily attributable to an increase in management fees earned at Hard Rock due to an additional 374 new rooms that opened in December 2009. Additionally, an increase also occurred due to management fees earned at Ames, which opened in November 2009, the San Juan Water and Beach Club, which we began managing in October 2009, and Hotel Las Palapas, which we began managing in December 2009.
Operating Costs and Expenses
Rooms expense increased 6.1% to $11.1 million for the three months ended September 30, 2010 compared to $10.4 million for the three months ended September 30, 2009. This increase is a direct result of the increase in rooms revenue attributable to increased occupancy.
Food and beverage expense increased 1.9% to $14.4 million for the three months ended September 30, 2010 compared to $14.2 million for the three months ended September 30, 2009. This slight increase is primarily due to a 4.5% increase in expenses at Hudson as a result of increased operating expenses while the new restaurant, Hudson Hall, which opened in late May 2010, was becoming fully operational. Offsetting this increase, is a slight decrease at Clift, where beginning in early 2010, we re-concepted the restaurant venue and began operating it directly, rather than through our restaurant joint venture, resulting in cost savings.

Other departmental expense decreased 11.0% to $1.3 million for the three months ended September 30, 2010 compared to $1.5 million for the three months ended September 30, 2009. This decrease is a direct result of the decrease in other hotel revenue noted above and consistent with cost saving initiatives implemented in 2008 and 2009.
Hotel selling, general and administrative expense increased 2.6% to $12.3 million for the three months ended September 30, 2010 compared to $12.0 million for the three months ended September 30, 2009. This increase was primarily due to increased selling and marketing initiatives implemented across our hotel portfolio.
Property taxes, insurance and other expense decreased 20.1% to $3.7 million for the three months ended September 30, 2010 compared to $4.6 million for the three months ended September 30, 2009. This decrease was primarily due to a property tax refund at Royalton received in September 2010 for which there was no comparative refund received in the same period in 2009 and a reduction in real estate taxes at Hudson due to a property reassessment that occurred in the second quarter of 2010.
Corporate expenses, including stock compensation decreased 5.4% to $8.0 million for the three months ended September 30, 2010 compared to $8.5 million for the three months ended September 30, 2009. This decrease is primarily due to a decrease in stock compensation expense due to prior equity grants which fully vested during the first half of 2010, resulting in less stock compensation expense recognized during the three months ended September 30, 2010.
Depreciation and amortization increased 13.0% to $8.2 million for the three months ended September 30, 2010 compared to $7.2 million for the three months ended September 30, 2009. This increase is primarily the result of depreciation on capital improvements required to maintain our existing hotels incurred during 2010 and increased depreciation expense related to the recent lower level expansion at Hudson, Good Units, and the restaurant re-concepting at Hudson Hall, both of which occurred during the first half of 2010.
Restructuring, development and disposal costs increased to $1.1 million for the three months ended September 30, 2010 compared to $0.5 million for the three months ended September 30, 2009. The increase in expense is primarily related to additional costs incurred to complete Hudson Hall, Hudson’s new restaurant concept, which opened in May 2010, and Forty Four, Royalton’s new restaurant concept, which opened in October 2010.
Impairment loss of receivables from unconsolidated joint venture was $5.4 million for the three months ended September 30, 2010 for which there was no comparable loss in the same period in 2009. We impaired these outstanding receivables due from Hard Rock, as management concluded that collection of these receivables is uncertain.
Interest Expense, net decreased 33.0% to $8.6 million for the three months ended September 30, 2010 compared to $12.8 million for the three months ended September 30, 2009. This decrease is primarily due to decreased interest expense recognized as a result of the expiration in July 2010 of the interest rate swaps related to the loans secured by the Hudson and Mondrian Los Angeles hotels which had fixed our interest expense on those loans at a much higher rate than the current LIBOR rates.
Equity in loss of unconsolidated joint ventures resulted in a loss of $1.4 million for the three months ended September 30, 2010 compared to a loss of $19.5 million for the three months ended September 30, 2009. This change was primarily a result of the $17.2 million impairment charge we recognized on our investment in Echelon Las Vegas in September 2009 for which there was no comparable impairment charge in the three months ended September 30, 2010. We recognized a $0.7 million impairment charge in the three months ended September 30, 2010 related to our investment in Mondrian SoHo. Offsetting the impairment charges recognized in 2010 were increases in equity in income recognized from the London joint venture which owns Sanderson and St Martins Lane.

The components of RevPAR from our comparable Joint Venture Hotels for the three months ended September 30, 2010 and 2009, which includes Sanderson, St Martins Lane, Shore Club, and Mondrian South Beach, but excludes the Hard Rock, which was under renovation and expansion during 2009, Ames in Boston, which opened in November 2009, and San Juan Water and Beach Club in Isla Verde, Puerto Rico, which we began managing in the fourth quarter of 2009, are summarized as follows (in constant dollars):

	Three Months Ended
	Sept. 30,	Sept. 30,
	2010	2009	Change ($)	Change (%)
Occupancy	61.3%	57.2%	—	7.2%
ADR	$290	$265	$25	9.4%
RevPAR	$178	$152	$26	17.3%
Other non-operating expense was $20.5 million for the three months ended September 30, 2010 as compared to $0.9 million for the three months ended September 30, 2009. The increase is primarily the result of the $19.1 million change in fair market value of the warrants issued to the Investors (as defined below) in connection with the Series A Preferred Securities, discussed and defined below and in notes 5 and 8 of our consolidated financial statements.
Income tax expense (benefit) resulted in an expense of $0.2 million for the three months ended September 30, 2010 as compared to a benefit of $19.4 million for the three months ended September 30, 2009. The change was primarily due to a valuation allowance recorded against the tax benefit for the three months ended September 30, 2010.

Operating Results
Comparison of Nine Months Ended September 30, 2010 to Nine Months Ended September 30, 2009
The following table presents our operating results for the nine months ended September 30, 2010 and 2009, including the amount and percentage change in these results between the two periods. The consolidated operating results for the nine months ended September 30, 2010 is comparable to the consolidated operating results for the nine months ended September 30, 2009, with the exception of Hard Rock, which was under renovation and expansion during 2009, Ames in Boston, which opened in November 2009, the San Juan Water and Beach Club, which we began managing in October 2009, and Hotel Las Palapas, which we began managing in December 2009. The consolidated operating results are as follows:

	Nine Months Ended
	Sept. 30,	Sept. 30,
	2010	2009	Changes ($)	Changes (%)
	(Dollars in thousands)
Revenues:
Rooms	$99,443	$89,033	$10,410	11.7%
Food and beverage	51,062	55,075	(4,013)	(7.3)
Other hotel	6,730	6,788	(58)	(0.9)

Total hotel revenues	157,235	150,896	6,339	4.2
Management fee-related parties and other income	14,079	11,311	2,768	24.5

Total revenues	171,314	162,207	9,107	5.6

Operating Costs and Expenses:
Rooms	31,377	30,051	1,326	4.4
Food and beverage	42,526	41,856	670	1.6
Other departmental	3,834	4,449	(615)	(13.8)
Hotel selling, general and administrative	35,523	34,154	1,369	4.0
Property taxes, insurance and other	12,461	12,862	(401)	(3.1)

Total hotel operating expenses	125,721	123,372	2,349	1.9
Corporate expenses, including stock compensation	27,270	25,295	1,975	7.8
Depreciation and amortization	23,529	22,279	1,250	5.6
Restructuring, development and disposal costs	2,930	2,020	910	45.0
Impairment loss on receivables from unconsolidated joint venture	5,499	—	5,499	(1)

Total operating costs and expenses	184,949	172,966	11,983	6.9

Operating loss	(13,635)	(10,759)	(2,876)	26.7
Interest expense, net	33,907	35,791	(1,884)	(5.3)
Equity in loss of unconsolidated joint venture	9,437	21,920	(12,483)	(56.9)
Impairment loss on development project	—	11,914	(11,914)	(1)
Other non-operating expenses	35,789	1,934	33,855	(1)

Loss before income tax expense (benefit)	(92,768)	(82,318)	(10,450)	12.7
Income tax expense (benefit)	535	(34,619)	35,154	(1)

Net loss before loss attributable to noncontrolling interest	(93,303)	(47,699)	(45,604)	95.6
Net loss attributable to non controlling interest	2,033	399	1,634	(1)

Net loss from continuing operations	(91,270)	(47,300)	(43,970)	93.0

Income (loss) from discontinued operations	17,162	(1,158)	18,320	(1)

Net loss	(74,108)	(48,458)	(25,650)	52.9

Preferred stock dividends and accretion	6,357	—	6,357	(1)

Net loss attributable to common stockholders	$(80,465)	$(48,458)	$(32,007)	66.0

(1)	Not meaningful.

Total Hotel Revenues. Total hotel revenues increased 4.2% to $157.2 million for the nine months ended September 30, 2010 compared to $150.9 million for the nine months ended September 30, 2009. The components of RevPAR from our Owned Hotels for the nine months ended September 30, 2010 and 2009, excluding discontinued operations, are summarized as follows:

	Nine Months Ended
	Sept. 30,	Sept. 30,
	2010	2009	Change ($)	Change (%)
Occupancy	80.9%	75.1%	—	7.7%
ADR	$235	$230	$5	2.4%
RevPAR	$190	$172	$18	10.3%
RevPAR from our Owned Hotels increased 10.3% to $190 for the nine months ended September 30, 2010 compared to $172 for the nine months ended September 30, 2009.
Rooms revenue increased 11.7% to $99.4 million for the nine months ended September 30, 2010 compared to $89.0 million for the nine months ended September 30, 2009, which is directly attributable to the increase in occupancy and ADR shown above. Strong corporate travel, particularly in New York, was a key factor in the increase.
Food and beverage revenue decreased 7.3% to $51.1 million for the nine months ended September 30, 2010 compared to $55.1 million for the nine months ended September 30, 2009. The decrease was primarily attributable to a 17.9% decline in food and beverage revenue at Hudson during the nine months ended September 30, 2010 as compared to the same period in 2009, as the hotel’s restaurant was closed and the new restaurant, Hudson Hall, opened in late May 2010. Food and beverage revenue was also down 9.3% at Royalton, as the restaurant was closed for part of the third quarter of 2010 for a renovation and re-concepting. The new Royalton restaurant, Forty Four, opened in early October 2010. Additionally, food and beverage revenue was down 8.0 % at Mondrian Los Angeles, primarily due to increased competitive supply in the market, which impacted operations at Asia de Cuba and Skybar
Other hotel revenue decreased 0.9% to $6.7 million for the nine months ended September 30, 2010 compared to $6.8 million for the nine months ended September 30, 2009. The slight decrease is primarily due to decreased revenues related to ancillary services, such as our spas at Delano and Mondrian Los Angeles, as guests are still spending conservatively in light of the uncertain economic recovery. Offsetting this decrease, newly installed wireless infrastructures at certain of our Owned Hotels have contributed to an increase in internet revenues.
Management Fee — Related Parties and Other Income increased by 24.5% to $14.1 million for the nine months ended September 30, 2010 compared to $11.3 million for the nine months ended September 30, 2009. This increase is primarily attributable to an increase in management fees earned at Hard Rock due to the property expansion project that was underway during 2009 and resulted in 490 new rooms that opened in July 2009 and an additional 374 new rooms that opened in December 2009. Additionally, an increase also occurred due to management fees earned at Ames, which opened in November 2009, the San Juan Water and Beach Club, which we began managing in October 2009, and Hotel Las Palapas, which we began managing in December 2009.
Operating Costs and Expenses
Rooms expense increased 4.4% to $31.4 million for the nine months ended September 30, 2010 compared to $30.1 million for the nine months ended September 30, 2009. This increase is a direct result of the increase in rooms revenue attributed to increased occupancy. We implemented cost cutting initiatives at our hotels in 2008 and early 2009 which we intend to maintain as occupancy rebounds.
Food and beverage expense increased 1.6% to $42.5 million for the nine months ended September 30, 2010 compared to $41.9 million for the nine months ended September 30, 2009. This increase is primarily due to a 7.9% increase in expenses at Royalton as a result of increased annual wages and an increase in state unemployment taxes as a result of the staff-level restructuring implemented in 2009. Offsetting this increase is a decrease in food and beverage expenses at Hudson as a result of the primary restaurant being closed from January 2010 to May 2010 for re-concepting and renovation, as discussed above, and a slight decrease at Clift, where beginning in early 2010, we re-concepted the restaurant venue and began operating it directly, rather than through our restaurant joint venture, resulting in cost savings.

Other departmental expense decreased 13.8% to $3.8 million for the nine months ended September 30, 2010 compared to $4.4 million for the nine months ended September 30, 2009. This decrease is consistent with cost saving initiatives implemented in 2008 and 2009.
Hotel selling, general and administrative expense increased 4.0% to $35.5 million for the nine months ended September 30, 2010 compared to $34.2 million for the nine months ended September 30, 2009. This increase was primarily due to increased selling and marketing initiatives implemented across our hotel portfolio.
Property taxes, insurance and other expense decreased 3.1% to $12.5 million for the nine months ended September 30, 2010 compared to $12.9 million for the nine months ended September 30, 2009. This decrease was primarily due to a property tax refunds at several of our New York hotels received in March 2010 and September 2010 for which there was no comparative refund received in the same period in 2009. Slightly offsetting this decrease was an increase in property taxes at Hudson as a result of the expiration of a property tax abatement, which will continue to be phased out over the next three years, fully expiring in 2012.
Corporate expenses, including stock compensation increased by 7.8% to $27.3 million for the nine months ended September 30, 2010 compared to $25.3 million for the nine months ended September 30, 2009. This increase is primarily due to restored bonus accruals to more normalized levels during the nine months ended September 30, 2010 as compared to the same period in 2009.
Depreciation and amortization increased 5.6% to $23.5 million for the nine months ended September 30, 2010 as compared to $22.3 million for the nine months ended September 30, 2009. This slight increase is primarily the result of depreciation on capital improvements required to maintain our existing hotels incurred during 2010 and increased depreciation expense related to the recent lower level expansion at Hudson, Good Units, and the restaurant re-concepting, Hudson Hall, both of which occurred during the first half of 2010.
Restructuring, development and disposal costs increased 45.0% to $2.9 million for the nine months ended September 30, 2010 as compared to $2.0 million for the nine months ended September 30, 2009. The increase in the expense is primarily related to costs incurred to complete Hudson Hall, Hudson’s new restaurant concept for opening in May 2010, and Forty Four, Royalton’s new restaurant concept which opened in October 2010. This increase is slightly offset by a decrease in severance expenses compared to severance expense incurred during 2009 as part of our cost reduction plans.
Impairment loss of receivables from unconsolidated joint venture was $5.4 million for the nine months ended September 30, 2010 for which there was no comparable loss in the same period in 2009. We impaired these outstanding receivables due from Hard Rock, as management concluded that collection of these receivables is uncertain.
Interest expense, net decreased 5.3% to $33.9 for the nine months ended September 30, 2010 compared to $35.8 million for the nine months ended September 30, 2009. This decrease is primarily due to decreased interest expense recognized as a result of the expiration in July 2010 of the interest rate swaps related to the loans secured by the Hudson and Mondrian Los Angeles hotels which had fixed our interest expense on those loans at a much higher rate than the current LIBOR rates. Offsetting this decrease is an increase in financing fees incurred in late 2009 related to the restructuring of our revolving credit facility, which impacts interest expense for the nine months ended September 30, 2010.
Equity in loss of unconsolidated joint ventures resulted in a loss of $9.4 million for the nine months ended September 30, 2010 compared to a loss of $21.9 million for the nine months ended September 30, 2009. This change was primarily a result of the $17.2 million impairment charge we recognized on our investment in Echelon Las Vegas in September 2009 for which there was no comparable impairment charge in the nine months ended September 30, 2010. During the nine months ended September 30, 2010, we recognized a $9.0 million impairment charge on our investment in Mondrian SoHo. Slightly offsetting the impairment charges recognized in 2010 were increases in equity in income recognized from the London joint venture which owns Sanderson and St Martins Lane.

The components of RevPAR from our comparable Joint Venture Hotels for the nine months ended September 30, 2010 and 2009, which includes Sanderson, St Martins Lane, Shore Club, and Mondrian South Beach, but excludes the Hard Rock, which was under renovation and expansion during 2009, and Ames in Boston, which opened in November 2009, and San Juan Water and Beach Club in Isla Verde, Puerto Rico, which we began managing in the fourth quarter of 2009, are summarized as follows (in constant dollars):

	Nine Months Ended
	Sept. 30,	Sept. 30,
	2010	2009	Change ($)	Change (%)
Occupancy	63.5%	57.3%	—	10.8%
ADR	$310	$298	$12	3.8%
RevPAR	$196	$171	$25	15.0%
Other non-operating expense increased to $35.8 million for the nine months ended September 30, 2010 as compared to $1.9 million for the nine months ended September 30, 2009. The increase is primarily the result of the loss on change in fair market value of the warrants issued to the Investors in connection with the Series A Preferred Securities during 2010, discussed and defined below and in notes 5 and 8 of our consolidated financial statements.
Income tax expense (benefit) resulted in an expense of $0.5 million for the nine months ended September 30, 2010 compared to a benefit of $34.6 million for the nine months ended September 30, 2009. The change was primarily due to a valuation allowance recorded against the tax benefit for the nine months ended September 30, 2010.
Liquidity and Capital Resources
As of September 30, 2010, we had approximately $29.9 million in cash and cash equivalents, and the maximum amount of borrowings available under the Amended Revolving Credit Facility, defined below in “Debt,” was $120.0 million, of which $23.5 million of borrowings were outstanding and $2.0 million of letters of credit were posted.
We have both short-term and long-term liquidity requirements as described in more detail below.
Liquidity Requirements
Short-Term Liquidity Requirements. We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred by the Company and its consolidated subsidiaries within the next 12 months and believe those requirements currently consist primarily of funds necessary to pay operating expenses and other expenditures directly associated with our properties, including the funding of our reserve accounts, capital commitments associated with certain of our development projects, and payment of scheduled debt maturities, unless otherwise extended or refinanced.
We are obligated to maintain reserve funds for capital expenditures at our Owned Hotels as determined pursuant to our debt, lease or management agreements related to such hotels, with the exception of Delano South Beach, Royalton and Morgans. Our Joint Venture Hotels and Hotel Las Palapas, which we manage, generally are subject to similar obligations under debt agreements related to such hotels, or under our management agreements. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. Such agreements typically require us to reserve funds at amounts equal to 4% of the hotel’s revenues and require the funds to be set aside in restricted cash. In addition, our restaurant joint ventures require the ventures to set aside restricted cash of between 2% to 4% of gross revenues of the restaurant. Our Owned Hotels that were not subject to these reserve funding obligations — Delano South Beach, Royalton, and Morgans — underwent significant room and common area renovations during 2006, 2007 and 2008, and as such, are not expected to require a substantial amount of capital spending during 2010 or 2011.
In addition to reserve funds for capital expenditures, our debt and lease agreements also require us to deposit cash into escrow accounts for taxes, insurance and debt service payments. As of September 30, 2010, total restricted cash was $39.1 million. This amount includes approximately $20.3 million in a curtailment reserve accounts from the Hudson and Mondrian Los Angeles loans which require that all excess cash be deposited into these accounts until such time as the debt service coverage ratio improves above the requirement for two consecutive quarters. In October 2010, when the Hudson and Mondrian Los Angeles loans were extended, approximately $16.5 million of these curtailment reserve accounts were used to reduce the amount of mortgage debt outstanding under the loans. Under the Amended Mortgages, all excess cash will continue to be funded into a curtailment reserve fund.

Further, as of September 30, 2010, we have aggregate capital commitments or plans to fund joint venture and owned development projects of approximately $3.0 million, which we expect to fund in 2010 and early 2011.
Our $10.5 million interest-only, non-recourse promissory notes relating to the property across the street from Delano South Beach matures January 24, 2011. The notes bear interest at 11.0%. Effective April 25, 2010, we discontinued subsidizing the monthly scheduled interest payments under these notes. The lender has initiated foreclosure proceedings on the $0.5 million promissory note secured by the equity interests in the Company’s subsidiary that owns the property. The promissory notes are non-recourse to us.
Related to the Mortgages, defined below in “Debt,” our interest rate swaps in the notional amount of $370 million with a LIBOR strike price of approximately 5.0% expired in July and were replaced by interest rate caps. As a result of current LIBOR rates, this should result in a significant reduction in interest expense beginning in October 2010 when the Mortgages were amended as discussed in “Recent Trends and Developments —Recent Developments — Extension of Loans on Hudson and Mondrian Los Angeles.”
We expect to meet our short-term liquidity needs for the next 12 months through existing cash balances and cash provided by our operations. If necessary, we may also access additional borrowings under our Amended Revolving Credit Facility. Additionally, we may secure other debt or equity financing opportunities. Given the uncertain economic environment and continuing difficult conditions in the credit markets, however, we may not be able to obtain such financings on terms acceptable to us or at all. See also “—Potential Capital Expenditures and Liquidity Requirements” below for additional liquidity that may be required in the short-term, depending on market and other circumstances, including our ability to refinance or extend existing debt.
Long-Term Liquidity Requirements. We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred by the Company and its consolidated subsidiaries beyond the next 12 months and believe these requirements consist primarily of funds necessary to pay scheduled debt maturities, renovations and other non-recurring capital expenditures that need to be made periodically to our properties and the costs associated with acquisitions and development of properties under contract and new acquisitions and development projects that we may pursue.
The Series A Preferred Securities have an 8% dividend rate for the first five years, a 10% dividend rate for years six and seven, and a 20% dividend rate thereafter. We have the option to accrue any and all dividend payments, and as of September 30, 2010, we have undeclared and unpaid dividends of $5.8 million. We have the option to redeem any or all of the Series A Preferred Securities at any time. While we do not anticipate redeeming any or all of the Series A Preferred Securities in the near-term, we may want to redeem them prior to the escalation in dividend rate to 20% in 2017.
In October 2011, both our revolving credit facility and the Amended Mortgages on Hudson and Mondrian Los Angeles will mature. Other long-term liquidity requirements include our obligations under the convertible notes, our obligations under the trust preferred securities, and our obligations under the Clift lease, each as described below. Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, equity and debt offerings, and long-term mortgages on our properties. Other sources may include cash generated through asset dispositions and joint venture transactions. Additionally, we may secure other financing opportunities. Given the uncertain economic environment and continuing difficult conditions in the credit markets, however, we may not be able to obtain such financings on terms acceptable to us or at all. We may require additional borrowings to satisfy our long-term liquidity requirements.
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
Mondrian South Beach Mortgage and Mezzanine Agreements. The non-recourse mortgage loan and mezzanine loan agreements related to Mondrian South Beach matured on August 1, 2009. In April 2010, the Mondrian South Beach joint venture amended the non-recourse financing and mezzanine loan agreements secured by Mondrian South Beach and extended the maturity date for up to seven years until April 2017.
A standard non-recourse carve-out guaranty by Morgans Group is in place for the Mondrian South Beach loans. In addition, although construction is complete and Mondrian South Beach opened on December 1, 2008, we and affiliates of our joint venture partner may have continuing obligations under a construction completion guaranty until all outstanding payables due to construction vendors are paid. As of September 30, 2010, there are remaining payables outstanding to vendors of approximately $4.0 million. We believe that payment under this guarantee is not probable and the fair value of the guarantee is not material.
We and affiliates of our joint venture partner also have an agreement to purchase approximately $14 million each of condominium units under certain conditions, including an event of default. In the event of a default under the mortgage or mezzanine loan, the joint venture partners are obligated to purchase selected condominium units, at agreed-upon sales prices, having aggregate sales prices equal to 1/2 of the lesser of $28.0 million, which is the face amount outstanding on the mezzanine loan, or the then outstanding principal balance of the mezzanine loan.  The joint venture is not currently in an event of default under the mortgage or mezzanine loan. We have not recognized a liability related to the construction completion or the condominium purchase guarantees
Hard Rock Debt Service. On December 24, 2009 our Hard Rock joint venture amended the joint venture’s debt financing comprised of a senior mortgage loan and three mezzanine loans (the “Hard Rock Credit Facility”), which is secured by the hotel and casino and certain intellectual property rights, so that the maturity date is extendable for three one-year periods from February 2011 to February 2014. To extend the maturity of the Hard Rock Credit Facility, the joint venture must satisfy certain conditions, including that no events of defaults or monetary defaults have occurred under the mortgage loan or any mezzanine loan, payment of all unpaid interest and other amounts due and payable to the mortgage and mezzanine lenders at such time, payment of deposits into certain reserves if required, the simultaneous extension of the mortgage and all mezzanine loans, and payment of a .25% extension fee to the mortgage lender. In addition, the non-recourse loan secured by approximately 11-acres of unused land owned by a Hard Rock subsidiary was also amended so that the maturity date is extendable until February 2014 upon satisfaction of similar conditions. On December 9, 2010, the joint venture will be required to either deposit an additional estimated $3.5 million into the interest reserve account or convey the land securing the loan to the lenders in accordance with arrangements pre-negotiated with the lenders. It is anticipated that the joint venture will not make the reserve payment. The joint venture does not expect any other material negative consequences from not making such payment.
Due to the downturn in the Las Vegas economy and Hard Rock’s high degree of leverage and seasonality, Hard Rock’s operating cash flows have not been sufficient to fully cover debt service under the Hard Rock Credit Facility for the nine month period ended September 30, 2010 and there were months when the joint venture was forced to use funds from the reserves it had established under the Hard Rock Credit Facility to meet its liquidity needs. The joint venture anticipates that it will not be able to fully fund both its operating expenses and its debt service on the Hard Rock Credit Facility, solely from its revenues until the economic conditions affecting Las Vegas have improved from their current conditions.
Unless the market improves markedly, or the joint venture generates additional liquidity, there is a risk to the our management fee, which is subordinated to the Hard Rock Credit Facility and may be terminated by the Hard Rock lenders in the event of foreclosure or under certain other circumstances.
The joint venture is reviewing its options to identify the best possible resolution to its liquidity position, including pursuing discussions with the joint venture’s lenders.

Other Possible Uses of Capital. We have a number of development projects under consideration at our discretion.
Comparison of Cash Flows for the Nine Months Ended September 30, 2010 to the Nine Months ended September 30, 2009
Operating Activities. Net cash used in operating activities was $22.8 million for the nine months ended September 30, 2010 as compared to $13.8 million for the nine months ended September 30, 2009. The increase in cash used in operating activities is primarily due to deposits of excess cash flow at Hudson and Mondrian Los Angeles into a curtailment reserve escrow account.
Investing Activities. Net cash used in investing activities amounted to $14.0 million for the nine months ended September 30, 2010 as compared to $16.1 million for the nine months ended September 30, 2009. The decrease in cash used in investing activities primarily relates to a decrease in contributions to our investments in unconsolidated joint ventures.
Financing Activities. Net cash used in financing activities amounted to $2.2 million for the nine months ended September 30, 2010 as compared to net cash provided by financing activities of $15.2 million for the nine months ended September 30, 2009. During 2009, we borrowed monies under our revolving credit facility for general corporate purposes, for which there were no comparable borrowings during the same period in 2010.
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
•
revises the fixed charge coverage ratio (defined generally as the ratio of consolidated EBITDA excluding Mondrian Scottsdale’s EBITDA for the periods ending June 30, 2009 and September 30, 2009 and Clift’s EBITDA for all periods to consolidated interest expense excluding Mondrian Scottsdale’s interest expense for the periods ending June 30, 2009 and September 30, 2009 and Clift’s interest expense for all periods) that we are required to maintain for each four-quarter period to no less than 0.90 to 1.00 from the previous fixed charge coverage ratio of no less than 1.75 to 1.00. As of September 30, 2010, our fixed charge coverage ratio was 1.35x;

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

In addition to the provisions above, the Amended Revolving Credit Facility reduced the maximum aggregate amount of the commitments from $220.0 million to $125.0 million, divided into two tranches: (i) a revolving credit facility in an amount equal to $90.0 million (the “New York Tranche”), which is secured by a mortgage on Morgans and Royalton (the “New York Properties”) and a mortgage on Delano South Beach (the “Florida Property”); and (ii) a revolving credit facility in an amount equal to $35.0 million (the “Florida Tranche”), which is secured by the mortgage on the Florida Property (but not the New York Properties). The Amended Revolving Credit Facility also provides for a letter of credit facility in the amount of $25.0 million, which is secured by the mortgages on the New York Properties and the Florida Property. At any given time, the amount available for borrowings under the Amended Revolving Credit Facility is contingent upon the borrowing base valuation, which is calculated as the lesser of (i) 60% of appraised value and (ii) the implied debt service coverage value of certain collateral properties securing the Amended Revolving Credit Facility; provided that the portion of the borrowing base attributable to the New York Properties will never be less than 35% of the appraised value of the New York Properties. Following appraisals in March 2010, total availability under the Amended Revolving Credit Facility as of September 30, 2010 was $120.0 million, of which $23.5 million of borrowings were outstanding, and approximately $2.0 million of letters of credit were posted, all allocated to the Florida Tranche. We believe that, without the amendment, we would have had limited, if any, availability under the revolving credit facility for the remainder of its term.
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
Mortgage Agreements. On October 6, 2006, our subsidiaries, Hudson Holdings and Mondrian Holdings, entered into non-recourse mortgage financings consisting of two separate first mortgage loans secured by Hudson and Mondrian Los Angeles, respectively (collectively, the “Mortgages”), and a mezzanine loan related to Hudson, secured by a pledge of our equity interests in the subsidiary owning Hudson. As of September 30, 2010, there was $337.5 million outstanding under the Mortgages and $26.5 million outstanding under the Hudson mezzanine loan.

On October 14, 2009, we entered into an agreement with the lender that holds, among other loans, the mezzanine loan on Hudson. Under the agreement, we paid an aggregate of $11.2 million to (i) reduce the principal balance of the mezzanine loan from $32.5 million to $26.5 million, (ii) acquire interests in $4.5 million of certain debt securities secured by certain other debt obligations, (iii) pay fees, and (iv) obtain a forbearance from the mezzanine lender until October 12, 2013 from exercising any remedies resulting from a maturity default, subject only to maintaining certain interest rate caps and making an additional aggregate payment of $1.3 million to purchase additional interests in certain of our other debt obligations prior to October 11, 2011. We believe these transactions will have the practical effect of extending the Hudson mezzanine loan by three years and three months beyond its scheduled maturity of July 12, 2010. The mezzanine lender also agreed to cooperate with us in its efforts to seek an extension of the Hudson mortgage loan and consent to certain refinancings and other modifications of the Hudson mortgage loan.
The Hudson Holdings Mortgage bore interest at 30-day LIBOR plus 0.97%, the Mondrian Holdings Mortgage bore interest at 30-day LIBOR plus 1.23%, and the Hudson mezzanine loan bears interest at 30-day LIBOR plus 2.98%. We had entered into interest rate swaps on the Mortgages and the mezzanine loan on Hudson, which effectively fixed the 30-day LIBOR rate at approximately 5.0%. These interest rate swaps expired on July 15, 2010. We subsequently entered into short-term interest rate caps on the Mortgages that expired on September 12, 2010.
On October 1, 2010, Hudson Holdings and Mondrian Holdings each entered into a modification agreement of its respective Mortgage, together with promissory notes and other related security agreements, with Bank of America, N.A., as trustee, for the lenders. These modification agreements and related agreements amended and extended the Amended Mortgages until October 15, 2011. In connection with the Amended Mortgages, on October 1, 2010, Hudson Holdings and Mondrian Holdings paid down a total of $16 million and $17 million, respectively, on their outstanding mortgage loan balances. As a result of these pay-downs, as of October 1, 2010, there is $304.5 million outstanding under the Amended Mortgages.
The interest rates were also amended to 30-day LIBOR plus 1.03% on the Hudson Holdings Amended Mortgage and 30-day LIBOR plus 1.64% on the Mondrian Holdings Amended Mortgage. The interest rate on the Hudson mezzanine loan continues to bear interest at 30-day LIBOR plus 2.98%. We entered into interest rate caps expiring October 15, 2011 in connection with the Amended Mortgages, which effectively cap the 30-day LIBOR rate at 5.3% and 4.25% on the Hudson Holdings Amended Mortgage and Mondrian Holdings Amended Mortgage, respectively, and effectively cap the 30-day LIBOR rate at 7.0% on the Hudson mezzanine loan.
The Amended Mortgages require our subsidiary borrowers (entities owning Hudson and Mondrian Los Angeles) to fund reserve accounts to cover monthly debt service payments. Those subsidiary borrowers are also required to fund reserves for property, sales and occupancy taxes, insurance premiums, capital expenditures and the operation and maintenance of those hotels. Reserves are deposited into restricted cash accounts and are released as certain conditions are met. In 2009, the Mortgages had fallen below the required debt service coverage and as such, all excess cash, once all other reserve accounts are completed, was funded into a curtailment reserve fund. As of September 30, 2010, the balance in the curtailment reserve fund was $20.3 million, of which $16.5 million was used in October 2010 to reduce the amount of mortgage debt outstanding under the Amended Mortgages, as discussed above. Under the Amended Mortgages, all excess cash will continue to be funded into a curtailment reserve fund. The subsidiary borrowers are not permitted to have any liabilities other than certain ordinary trade payables, purchase money indebtedness, capital lease obligations and certain other liabilities.
The Amended Mortgages prohibit the incurrence of additional debt on Hudson and Mondrian Los Angeles. Furthermore, the subsidiary borrowers are not permitted to incur additional mortgage debt or partnership interest debt. In addition, the Mortgages do not permit (1) transfers of more than 49% of the interests in the subsidiary borrowers, Morgans Group or the Company or (2) a change in control of the subsidiary borrowers or in respect of Morgans Group or the Company itself without, in each case, complying with various conditions or obtaining the prior written consent of the lender.
The Amended Mortgages provide for events of default customary in mortgage financings, including, among others, failure to pay principal or interest when due, failure to comply with certain covenants, certain insolvency and receivership events affecting the subsidiary borrowers, Morgans Group or us, and breach of the encumbrance and transfer provisions. In the event of a default under the Mortgages, the lender’s recourse is limited to the mortgaged property, unless the event of default results from insolvency, a voluntary bankruptcy filing, a breach of the encumbrance and transfer provisions, or various other “bad boy” acts, in which event the lender may also pursue remedies against Morgans Group.

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
Clift. We lease Clift under a 99-year non-recourse lease agreement expiring in 2103. The lease is accounted for as a financing with a liability balance of $84.9 million at September 30, 2010. The lease payments are $6.0 million per year through October 2014 with inflationary increases at five-year intervals thereafter beginning in October 2014.
Due to the amount of the payments stated in the lease, which will increase periodically, and the economic environment in which the hotel operates, Clift Holdings, our subsidiary that leases Clift, had not been operating Clift at a profit and Morgans Group had been funding cash shortfalls sustained at Clift in order to enable Clift Holdings to make lease payments from time to time. On March 1, 2010, however, we discontinued subsidizing Clift Holdings and Clift Holdings stopped making the scheduled monthly payments. On May 4, 2010, the Lessors filed a lawsuit against Clift Holdings, which the court dismissed on June 1, 2010. On June 8, 2010, the Lessors filed a new lawsuit and on June 17, 2010, we and Clift Holdings filed an affirmative lawsuit against the Lessors.
On September 17, 2010, we and our subsidiaries, Clift Holdings and 496 Geary, LLC, entered into a settlement and release agreement with the Lessors, which among other things, effectively provides for the settlement of all outstanding litigation claims and disputes among the parties relating to defaulted rent payments due with respect to the ground lease for the Clift and reduces the lease payments due to Lessors for the period March 1, 2010 through February 29, 2012. Effective March 1, 2012, the annual rent will be as stated in the lease agreement, which currently provides for base annual rent of approximately $6.0 million per year through October 2014 and thereafter, increased at 5-year intervals by a formula tied to increases in the Consumer Price Index, with a maximum increase of 40% and a minimum of 20% at October 2014, and at each payment date thereafter, the maximum increase is 20% and the minimum is 10%. The lease is non-recourse to us. See “Recent Trends and Developments — Recent Developments — Amendment of Clift Ground Lease” for further discussion.
Promissory Notes. The property across from the Delano South Beach has a $10.0 million interest only non-recourse promissory note to the seller. Effective January 24, 2010, we extended the maturity of the note until January 24, 2011. The note bears interest at 11.0%, but we are permitted to defer half of each monthly interest payment until the maturity date. The obligations under the note are secured by the property. Additionally, in January 2009, an affiliate of the seller financed an additional $0.5 million to pay for costs associated with obtaining necessary permits. This $0.5 million promissory note had a scheduled maturity date on January 24, 2010, which we extended to January 24, 2011, and continues to bear interest at 11%. The obligations under this note are secured with a pledge of the equity interests in our subsidiary that owns the property. Effective April 25, 2010, we discontinued subsidizing the monthly scheduled interest payments under both notes. The lender has initiated foreclosure proceedings on the $0.5 million promissory note secured by the equity interests in the Company’s subsidiary that owns the property. The promissory notes are non-recourse to us.
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
Joint Venture Debt. See “—Off-Balance Sheet Arrangements” for descriptions of joint venture debt.
Seasonality
The hospitality business is seasonal in nature. For example, our Miami hotels are generally strongest in the first quarter, whereas our New York hotels are generally strongest in the fourth quarter. Quarterly revenues also may be adversely affected by events beyond our control, such as the recent recession, extreme weather conditions, terrorist attacks or alerts, natural disasters, airline strikes, and other considerations affecting travel. Given the global economic downturn, the impact of seasonality in 2009 and through the third quarter of 2010 was not as significant as in prior periods and may remain less pronounced for the remainder of 2010 depending on the timing and strength of economic recovery.
To the extent that cash flows from operations are insufficient during any quarter, due to temporary or seasonal fluctuations in revenues, we may have to enter into additional short-term borrowings or increase our borrowings, if available, under our Amended Revolving Credit Facility to meet cash requirements.
Capital Expenditures and Reserve Funds
We are obligated to maintain reserve funds for capital expenditures at our Owned Hotels as determined pursuant to our debt and lease agreements related to such hotels, with the exception of Delano South Beach, Royalton and Morgans. Our Joint Venture Hotels and Hotel Las Palapas, which we manage, generally are subject to similar obligations under debt agreements related to such hotels, or under our management agreements. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. Such agreements typically require us to reserve funds at amounts equal to 4% of the hotel’s revenues and require the funds to be set aside in restricted cash. In addition, our restaurant joint ventures require the ventures to set aside restricted cash of between 2% to 4% of gross revenues of the restaurant. As of September 30, 2010, $3.7 million was available in restricted cash reserves for future capital expenditures under these obligations related to our Owned Hotels.
The lenders under the Amended Mortgages require our subsidiary borrowers to fund reserve accounts to cover monthly debt service payments. Those subsidiary borrowers are also required to fund reserves for property, sales and occupancy taxes, insurance premiums, capital expenditures and the operation and maintenance of those hotels. Reserves are deposited into restricted cash accounts and are released as certain conditions are met. In 2009, the Mortgages had fallen below the required debt service coverage and as such, all excess cash, once all other reserve accounts are completed, was funded into a curtailment reserve fund. As of September 30, 2010, the balance in the curtailment reserve fund was $20.3 million, of which $16.5 million was used in October 2010 to reduce the amount of mortgage debt outstanding under the Amended Mortgages, as discussed above. Under the Amended Mortgages, all excess cash will continue to be funded into a curtailment reserve fund. Our subsidiary borrowers are not permitted to have any liabilities other than certain ordinary trade payables, purchase money indebtedness, capital lease obligations, and certain other liabilities.

During 2006, 2007 and 2008, our Owned Hotels that were not subject to these reserve funding obligations — Delano South Beach, Royalton, and Morgans — underwent significant room and common area renovations, and as such, are not expected to require a substantial amount of capital during 2010 and 2011. Management will evaluate the capital spent at these properties on an individual basis and ensure that such decisions do not impact the overall quality of our hotels or our guests’ experience.
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
The foregoing swaps expired in July 2010, when the underlying debt was scheduled to mature. In connection with forbearance agreements we entered into in July and September 2010 with the mortgage lenders on Hudson and Mondrian Los Angeles, discussed above in “Recent Trends and Developments — Recent Developments — Extension of Loans on Hudson and Mondrian Los Angeles,” we entered into short-term interest rate caps. These interest rate caps were entered into in August and matured in September of 2010. In September 2010, in connection with the Amended Mortgages, we entered into interest rate caps which qualify for hedge accounting treatment per ASC 815-10 and accordingly, the change in fair value of this instrument is recognized in accumulated other comprehensive loss. Additionally, in August 2010, we entered into an interest rate cap on the Hudson mezzanine loan which does not qualify for hedge accounting treatment per ASC 815-10 and accordingly, the change in fair value of this instrument is recognized in interest expense. The fair value of all of these interest rate caps was insignificant as of September 30, 2010.
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
We and Yucaipa American Alliance Fund II, LLC, an affiliate of the Investors (the “Fund Manager”), also entered into a Real Estate Fund Formation Agreement (the “Fund Formation Agreement”) on October 15, 2009 pursuant to which us and the Fund Manager have agreed to use their good faith efforts to endeavor to raise a private investment fund (the “Fund”). In connection with the Fund Formation Agreement, we issued to the Fund Manager 5,000,000 contingent warrants to purchase our common stock at an exercise price of $6.00 per share with a 7-1/2 year term. These contingent warrants will only become exercisable if the Fund obtains capital commitments in certain amounts over certain time periods and also meets certain further capital commitment and investment thresholds. The exercise of these contingent warrants is also subject to an exercise cap which effectively limits the Fund Manager’s beneficial ownership (which is considered jointly with the Investors’ beneficial ownership) of our common stock to 9.9% at any one time, subject to certain exceptions. The exercise price and number of shares subject to these contingent warrants are both subject to anti-dilution adjustments.
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
On July 15, 2010, the joint venture refinanced in full its then outstanding £99.3 million mortgage debt with a new £100 million loan maturing in July 2015 that is non-recourse to us and is secured by Sanderson and St Martins Lane. See “Recent Trends and Developments — Recent Developments — Refinancing of London Joint Venture Debt” for further discussion. As of September 30, 2010, Morgans Europe had outstanding mortgage debt of £99.9 million, or approximately $157.8 million at the exchange rate of 1.58 US dollars to GBP at September 30, 2010.
Morgans Europe’s net income or loss and cash distributions or contributions are allocated to the partners in accordance with ownership interests. At September 30, 2010, we had a negative investment in Morgans Europe of $1.1 million. We account for this investment under the equity method of accounting. Our equity in income of the joint venture amounted to income of $2.5 million and $0.8 million for the nine months ended September 30, 2010 and 2009, respectively.
Mondrian South Beach. We own a 50% interest in Mondrian South Beach, a recently renovated apartment building which was converted into a condominium and hotel. Mondrian South Beach opened in December 2008, at which time we began operating the property under a long-term management contract.
In April 2010, the Mondrian South Beach joint venture amended its non-recourse financing secured by the property and extended the maturity date for up to seven years until April 2017. As of September 30, 2010, the joint venture’s outstanding mortgage and mezzanine debt was $94.9 million, which does not include a $28.0 million mezzanine loan provided by the joint venture partners, which in effect is on par with the lender’s mezzanine debt. For further discussion, see note 4 of our consolidated financial statements.
We account for this investment under the equity method of accounting. At September 30, 2010, our investment in Mondrian South Beach was $11.6 million. Our equity in loss of Mondrian South Beach was $1.8 million and $4.7 million for the nine months ended September 30, 2010 and 2009, respectively.
Hard Rock. Since the formation of the Hard Rock joint venture, additional disproportionate cash contributions have been made by the DLJMB Parties. For purposes of accounting for our equity ownership interest in Hard Rock, we have calculated a 12.8% ownership interest as of September 30, 2010, based on a weighting of 1.75x to the DLJMB Parties cash contributions in excess of $250.0 million, which was the last agreed weighting for capital contributions beyond the amount initially committed by the DLJMB Parties. The effect of some of these additional contributions made by the DLJMB Parties has not been determined and may ultimately receive a greater weighting based on an appraisal process included in the joint venture agreement or as otherwise agreed by the parties, which would further dilute our ownership interest. We also manage the Hard Rock under a management agreement, for which we receive a management fee, a chain service expense reimbursement based on a percentage of all non-gaming revenue including casino rents and all other rental income, and a fixed annual gaming facilities support fee. We can also earn an incentive management fee based on EBITDA, as defined, above certain levels. We did not earn any incentive fees during 2010 or 2009.

On December 24, 2009 our Hard Rock joint venture amended the Hard Rock Credit Facility, which is secured by the hotel and casino and certain intellectual property rights, so that the maturity date is extendable for three one-year periods from February 2011 to February 2014. To extend the maturity of the Hard Rock Credit Facility, the joint venture must satisfy certain conditions. In addition, the $50.0 million non-recourse loan secured by approximately 11-acres of unused land owned by a Hard Rock subsidiary was also amended so that the maturity date is extendable until February 2014 upon satisfaction of similar conditions. In addition, on December 9, 2010, the joint venture will be required to either deposit an additional estimated $3.5 million into the interest reserve account or convey the land securing the loan to the lenders in accordance with arrangements pre-negotiated with the lenders. It is anticipated that the joint venture will not make the reserve payment. The joint venture does not expect any other material negative consequences from not making such payment.
As of September 30, 2010, the outstanding balance under the Hard Rock Credit Facility was $1.3 billion and the outstanding balance under the land loan was $50.0 million.
Due to the downturn in the Las Vegas economy and Hard Rock’s high degree of leverage and seasonality, Hard Rock’s operating cash flows have not been sufficient to cover debt service under the Hard Rock Credit Facility for the nine month period ended September 30, 2010 and there were months when the joint venture was forced to use funds from the reserves it had established under the Hard Rock Credit Facility to meet its liquidity needs. The joint venture anticipates that it will not be able to fully fund both its operating expenses and debt service on the Hard Rock Credit Facility, solely from its revenues until the economic conditions affecting Las Vegas have improved from their current conditions. The joint venture is reviewing its options to identify the best possible resolution to its liquidity position, including pursuing discussions with the joint venture’s lenders. See “Other Liquidity Matters – Hard Rock Debt Service” for further discussion.
We account for this investment under the equity method of accounting. Additional amounts were not recognized in our consolidated financial statements for the nine months ended September 30, 2010 and 2009, as it exceeds our investment balance and commitments to provide additional equity to the joint venture. At September 30, 2010, we had contributed an aggregate of $75.8 million in cash to the Hard Rock joint venture. In 2009, we wrote down our investment to zero.
Ames in Boston. On June 17, 2008 we, Normandy Real Estate Partners, and local partner Ames Hotel Partners, entered into a joint venture to develop the Ames hotel in Boston. Upon the hotel’s completion in November 2009, we began operating Ames under a 20-year management contract.
As of September 30, 2010, we had an approximately 31% economic interest in the joint venture and our investment in the Ames joint venture was $10.6 million. Our equity in loss for the nine months ended September 30, 2010 was $0.6 million.
As of September 30, 2010, the joint venture’s outstanding mortgage debt secured by the hotel was $46.5 million. In October 2010, the mortgage loan secured by Ames matured, and the joint venture did not satisfy the conditions necessary to exercise the first of two remaining one-year extension options available under the loan, which included funding a debt service reserve account, among other things. As a result, the mortgage lender for Ames served the joint venture with a notice of default and acceleration of debt. The joint venture is in negotiations with the lender to cure the default, allowing it to exercise the one-year extension option under the loan.  The joint venture anticipates reaching a mutually satisfactory outcome, although there can be no assurances that it will be successful in doing so. The Company is continuing to operate the hotel pursuant to the management agreement during this time.
Mondrian SoHo. In June 2007, we contributed approximately $5.0 million for a 20% equity interest in a joint venture with Cape Advisors Inc. which is developing a Mondrian hotel in the SoHo neighborhood of New York City. We subsequently loaned an additional $3.3 million to the venture. Based on the decline in general market conditions since the inception of the joint venture, and more recently, the need for additional funding to complete the hotel, in June 2010, we wrote down our investment in Mondrian SoHo to zero. During the three months ended September 30, 2010, we funded an additional $0.7 million in the form of a loan, which we concluded was impaired as of September 30, 2010.
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
Shore Club. As of September 30, 2010, we owned approximately 7% of the joint venture that owns Shore Club. On September 15, 2009, the joint venture received a notice of default on behalf of the special servicer for the lender on the joint venture’s mortgage loan for failure to make its September monthly payment and for failure to maintain its debt service coverage ratio, as required by the loan documents. On October 7, 2009, the joint venture received a second letter on behalf of the special servicer for the lender accelerating the payment of all outstanding principal, accrued interest, and all other amounts due on the mortgage loan. The lender also demanded that the joint venture transfer all rents and revenues directly to the lender to satisfy the joint venture’s debt. In March 2010, the lender for the Shore Club mortgage initiated foreclosure proceedings against the property in U.S. federal district court. In October 2010, the federal court dismissed the case for lack of jurisdiction. In light of this dismissal, it is possible that the lender may initiate foreclosure proceedings in state court. We have continued to operate the hotel pursuant to the management agreement during these proceedings. However, these can be no assurances the Company will continue to operate the hotel in the event of foreclosure.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Quantitative and Qualitative Disclosures About Market Risk
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Some of our outstanding debt has a variable interest rate. As described in “Management’s Discussion and Analysis of Financial Results of Operations — Derivative Financial Instruments” above, we use some derivative financial instruments, primarily interest rate swaps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of September 30, 2010, our total outstanding consolidated debt, including capitalized lease obligations, was approximately $702.4 million, of which approximately $387.5 million, or 55.2%, was variable rate debt. At September 30, 2010, the one month LIBOR rate was 0.26%.
We entered into hedging arrangements on $285.0 million of variable rate debt in connection with the mortgage debt on Hudson and Mondrian Los Angeles, which matured on July 9, 2010 and effectively fixed LIBOR at approximately 5.0% through that date. In connection with the Mortgages, we also entered into an $85.0 million interest rate swap that effectively fixed the LIBOR rate at approximately 4.9% with an effective date of July 9, 2007. These swaps matured on July 15, 2010.
In connection with the forbearance agreements we entered into with the mortgage lenders on Hudson and Mondrian Los Angeles, as discussed above in “Recent Trends and Developments — Recent Developments — Extension of Loans on Hudson and Mondrian Los Angeles,” we entered into short-term interest rate caps in the amount outstanding under the Mortgages. These 7.0%interest rate caps were entered into in August and matured in September 2010. In connection with the Amended Mortgages, new interest rate caps, ranging from 5.3% to 4.25%, in the amount of approximately $304.7 million, were entered into in September 2010 and a 7% interest rate cap in the amount of $26.5 million on the Hudson mezzanine loan was entered into in August 2010. These interest rate caps mature on October 15, 2011.
Our variable rate debt also consisted of $23.5 million outstanding under the Amended Revolving Credit Facility at a rate of LIBOR plus 3.75% as of September 30, 2010. If market rates of interest on this variable rate debt increase by 1.0% or 100 basis points, the increase in interest expense would reduce future pre-tax earnings and cash flows by approximately $0.2 million annually. If market rates of interest on this variable rate debt decrease by 1.0%, or 100 basis points, the decrease in interest expense would increase pre-tax earnings and cash flow by approximately $0.2 million.
Our fixed rate debt consists of the Trust Notes, the Convertible Notes, the promissory notes on the property across the street from Delano South Beach, and the Clift lease. The fair value of some of this debt is greater than the book value. As such, if market rates of interest increase by 1.0%, or approximately 100 basis points, the fair value of our fixed rate debt would decrease by approximately $33.6 million. If market rates of interest decrease by 1.0%, or 100 basis points, the fair value of our fixed rate debt would increase by $40.4 million.

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
Currency Exchange Risk
As we have international operations with our two London hotels and the hotel we manage in Mexico, currency exchange risk between the U.S. dollar and the British pound and U.S. dollar and Mexican peso, respectively, arises as a normal part of our business. We reduce this risk by transacting these businesses in their local currency. As we have a 50% ownership in Morgans Europe, a change in prevailing rates would have an impact on the value of our equity in Morgans Europe. The U.S. dollar/British pound and U.S. dollar/Mexican peso currency exchanges are currently the only currency exchange rates to which we are directly exposed. Generally, we do not enter into forward or option contracts to manage our exposure applicable to net operating cash flows. We do not foresee any significant changes in either our exposure to fluctuations in foreign exchange rates or how such exposure is managed in the future.
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
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15) that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We believe that a foreclosure based on a payment default does not create one of the limited circumstances under which Morgans Group LLC would have recourse liability under the guaranty. On May 27, 2010, we answered Petra’s complaint, denying any obligation to make payment under the guaranty. We also requested relevant documents from Petra. On July 9, 2010, Petra moved for summary judgment on the ground that the loan documents unambiguously establish Morgans Group’s obligation under the guaranty. Petra also moved to stay discovery pending resolution of its motion. We opposed Petra’s motion for summary judgment, and similarly moved for summary judgment in favor of us. We will continue to defend this lawsuit vigorously. However, it is not possible to predict the outcome of the lawsuit.
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
On September 17, 2010, we, and our subsidiaries, Clift Holdings and 495 Geary, LLC, entered into the Settlement and Release Agreement with the Lessors. The Settlement and Release Agreement, among other things, effectively provides for the settlement of all outstanding litigation claims and disputes among the parties relating to defaulted rent payments due with respect to the ground lease for the Clift and reduces the lease payments due to Lessors for the period March 1, 2010 through February 29, 2012. Clift Holdings and the Lessors also entered into the Lease Amendment, to memorialize, among other things, the reduced annual lease payments of $4.97 million from March 1, 2010 to February 29, 2012; and from March 1, 2012, the annual rent will be as stated in the lease agreement, which currently provides for base annual rent of approximately $6.0 million per year, with increases in the future based on the Consumer Price Index. The lease is non-recourse to us. Morgans Group also entered into the Limited Guaranty, whereby Morgans Group agreed to guarantee losses of up to $6 million suffered by the Lessors in the event of certain “bad boy” type acts.
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
If we were required to make payments under the “bad boy” carve-out guaranties that we have provided in connection with certain mortgages and related mezzanine loans, our business and financial results could be materially adversely affected.
We have provided standard “bad boy” carve-out guaranties in connection with certain mortgages and related mezzanine loans, which are otherwise non-recourse to us. Although we believe that our “bad boy” carve-out guaranties are not guaranties of payment in the event of foreclosure or other actions of the foreclosing lender that are beyond our control, some lenders in the real estate industry have recently sought to make claims for payment under such guaranties. In the event such a claim were made against us under one of our “bad boy” carve-out guaranties, following foreclosure on a related mortgage or mezzanine loan, and such claim were successful, our business and financial results could be materially adversely affected.
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

November 9, 2010	Morgans Hotel Group Co.

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

Exhibit
Number		Description

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

10.1	*	Waiver Agreement, dated as of April 21, 2010, by and among Morgans Hotel Group Co., Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P.

10.2
Amendment to Forbearance Agreement, dated September 10, 2010, by and between Bank of America, National Association, as successor by merger to LaSalle Bank National Association, as Trustee for the Holders of Wachovia Bank Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2007-WHALE 8 and Henry Hudson Holdings LLC, a Delaware limited liability company, the Borrower (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 14, 2010)

10.3
Amendment to Forbearance Agreement, dated September 10, 2010, by and between Bank of America, National Association, as successor by merger to LaSalle Bank National Association, as Trustee for the Holders of Wachovia Bank Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2007-WHALE 8 and Mondrian Holdings LLC, a Delaware limited liability company, the Borrower (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 14, 2010)

10.4	*
Amendment Number One to Ground Lease, dated September 17, 2010, by and among Hasina, LLC, a California limited liability company, Tarstone Hotels, LLC, a Delaware limited liability company, Kalpana, LLC, a California limited liability company, Rigg Hotel, LLC, a California limited liability company, and JRIA, LLC, a Delaware limited liability company, and Clift Holdings, LLC, a Delaware limited liability company

10.5	*
Limited Guaranty of Lease, dated September 17, 2010, by Morgans Group LLC, a Delaware limited liability company to and for the benefit of Hasina, LLC, a California limited liability company, Tarstone Hotels, LLC, a Delaware limited liability company, Kalpana, LLC, a California limited liability company, Rigg Hotel, LLC, a California limited liability company, and JRIA, LLC, a Delaware limited liability company

Exhibit
Number		Description

10.6	*
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

10.7	*
Fifth Amendment to Credit Agreement; and Waiver Agreement dated as of August 5, 2009, by and among Morgans Group LLC, Beach Hotel Associates LLC, Morgans Holdings LLC and Royalton LLC, as Borrowers, Morgans Hotel Group Co., each of the Guarantors party thereto, each of the Lenders party thereto and Wachovia Bank, National Association, as Agent

10.8	*	Loan and Security Agreement, dated as of October 6, 2006, between Henry Hudson Senior Mezz LLC and Wachovia Bank, National Association

10.9	*
Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing, dated October 6, 2006, between Mondrian Holdings LLC, as Borrower, and First American Title Insurance Company, as Trustee for the benefit of Wachovia Bank, National Association, as Lender

10.10	*	Securities Purchase Agreement, dated as of October 15, 2009, by and among the Registrant and Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P.

10.11	*	Real Estate Fund Formation Agreement, dated as of October 15, 2009, by and between Yucaipa American Alliance Fund II, LLC and the Registrant

10.12	*
Registration Rights Agreement, dated as of October 15, 2009, by and between the Registrant and Yucaipa American Alliance Fund II, L.P., Yucaipa American Alliance (Parallel) Fund II, L.P. and Yucaipa American Alliance Fund II, LLC

31.1	*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.