Form 10-K
period 2010-12-31
Morgans Hotel Group Co.
filed 2011-03-16
CIK 1342126

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $153,512,756, based on a closing sale price of $6.16 as reported on the NASDAQ Global Market (formerly the NASDAQ National Market) on June 30, 2010.
As of March 15, 2011, the registrant had issued and outstanding 30,311,503 shares of common stock, par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Morgans Hotel Group Co.’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held in 2011 are incorporated by reference into Part III of this report.

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
The forward-looking statements contained in this Annual Report on Form 10-K reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ materially from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Important risks and factors that could cause our actual results to differ materially from those expressed in any forward-looking statements include, but are not limited to economic, business, competitive market and regulatory conditions such as:
•	a sustained downturn in economic and market conditions, particularly levels of spending in the business, travel and leisure industries;
•	continued tightness in the global credit markets;
•	general volatility of the capital markets and our ability to access the capital markets;
•	our ability to refinance our current outstanding debt and to repay outstanding debt as such debt matures;
•	the impact of financial and other covenants in our revolving credit facility and other debt instruments that limit our ability to borrow and restrict our operations;
•	our ability to protect the value of our name, image and brands and our intellectual property;
•	risks related to natural disasters, such as earthquakes and hurricanes;
•	hostilities, including future terrorist attacks, or fear of hostilities that affect travel;
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
Overview
Morgans Hotel Group Co. is a fully integrated hospitality company that operates, owns, acquires, develops and redevelops boutique hotels primarily in gateway cities and select resort markets in the United States, Europe and in select international locations. Over our 27-year history, we have gained experience operating in a variety of market conditions. At March 1, 2011, we owned or partially owned, and managed a portfolio of twelve luxury hotel properties in New York, Miami, Los Angeles, San Francisco, London, and Boston. In addition, we manage two non—Morgans Hotel Group branded hotels in San Juan, Puerto Rico and Playa del Carmen, Mexico. We also have a number of hotel development projects, including projects to be developed by third-parties but managed by us upon completion, in various stages of advancement or pending financing, located in Cabo San Lucas, Mexico, on the Aegean Sea in Turkey, in the Highline area in New York City, in Doha, Qatar and elsewhere.
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
At December 31, 2010, our owned or partially owned and managed portfolio of Morgans Hotel Group branded hotel properties consisted of:
•
six hotels that we owned and managed (“Owned Hotels”) — Morgans, Royalton and Hudson in New York, Delano in South Beach, Mondrian in Los Angeles and the Clift in San Francisco (which we lease under a long-term lease that is treated as a financing), comprising approximately 1,900 rooms;

•	six hotels that we partially owned and managed (“Joint Venture Hotels”) consisting of:
—	a 50% interest in two hotels in London, St Martins Lane and Sanderson, comprising approximately 350 rooms, which we manage;
—	a 50% interest in Mondrian in South Beach, which is a hotel condominium project that opened in December 2008, comprising approximately 280 rooms, which we manage;
—	a 7% interest in the 300 room Shore Club in South Beach which we manage;
—	a 31% interest in the 114 room Ames in Boston, which we manage; and
—
an interest that we carried at 12.8% in our financial statements in the Hard Rock Hotel & Casino in Las Vegas, which we managed. As of March 1, 2011, we no longer have an ownership interest in or manage Hard Rock.

In addition to the above hotels, as of December 31, 2010, we also managed two non-Morgans Hotel Group branded hotels, the San Juan Water and Beach Club in San Juan, Puerto Rico, in which we also held an approximately 25% interest as of December 31, 2010 and Hotel Las Palapas in Playa del Carmen, Mexico.

In addition to our current portfolio, we expect to manage, own, acquire, redevelop, and develop new hotel properties that are consistent with our portfolio in major metropolitan cities and select resort markets in North America,Europe and other select international destinations. We currently have a number of development projects in various stages of advancement, including projects in Cabo San Lucas, Mexico, on the Aegean Sea in Turkey, in the Highline area in New York City and in Doha, Qatar to be developed by third-parties but managed by us upon completion. Financing for some of these projects has not yet been obtained. We and our joint venture partners or the project developers, as applicable, may not be able to obtain adequate project financing in a timely manner or at all. If project financing is not obtained, we and our joint venture partners or the project developers, as applicable, may seek additional equity investors to raise capital, limit the scope of the project, defer the project or cancel the project all together.
We conduct our operations through Morgans Group LLC, a Delaware limited liability company and our operating company (“Morgans Group”). Morgans Group holds substantially all of our assets. We are the managing member of Morgans Group and held approximately 97% of its membership units at December 31, 2010, not including long-term incentive plan units (“LTIP Units”) convertible into membership units issued as part of our employee compensation plans. We manage all aspects of Morgans Group, including the operation, development, sale and purchase of, and investments in, hotels primarily through our management company, Morgans Hotel Group Management LLC (“MHG Management Company”). The remaining membership interests in Morgans Group, other than LTIP Units, are owned by Residual Hotel Interest, LLC or its affiliates and are exchangeable for our common stock.
We were incorporated in Delaware in October 2005 and completed our initial public offering of common stock (“IPO”) on February 17, 2006. Our corporate offices are located at 475 Tenth Avenue, New York, New York 10018. Our telephone number is (212) 277-4100. We maintain a website that contains information about us at www.morganshotelgroup.com.
Corporate Strategy
Our corporate strategy is to achieve growth by leveraging our management experience and portfolio of brands for expansion into both new and existing markets and by targeting strategic internal growth opportunities. We may engage in asset sales, while retaining management, as part of our strategy to shift towards a more “asset light” business model. We intend to concentrate on opportunities to sign management contracts without the need to acquire significant ownership interests in properties. Although we believe our growth will continue to be impacted by the uncertain economic recovery and uncertainty in financial markets in the near-term, we intend to continue building on this corporate strategy in the long-term. We believe that our management team and existing operating infrastructure provide us with the ability to successfully integrate assets into our portfolio as we grow and expand. As we execute our corporate strategy, we believe we are well positioned for the future.
Internal Growth. Our hotels in gateway markets such as New York and London have historically recovered at a more robust and rapid pace than the industry average. We plan to drive growth at our existing assets through sales and revenue management and continued cost vigilance. We are particularly focused on driving average rate, which has a greater impact on profitability than occupancy increases. We believe that our high transient business component allows us to increase rates quickly and our gateway markets do not have rate ceilings.
Targeted Renovations and Expansions. We will continue to pursue targeted projects throughout our portfolio of both Owned Hotels and Joint Venture Hotels that we believe will increase our appeal to potential guests and improve the revenue generation potential at our properties. Between 2006 and 2008, we completed renovations of guest rooms and common areas at Delano, Royalton, Morgans and Mondrian Los Angeles. During 2010, we made it a primary focus to drive higher beverage to food ratios and re-ignite the buzz around our nightlife and lobby scenes. At Hudson, we developed previously unused space and opened Good Units, an exclusive venue for special functions, in February 2010. Additionally, the restaurant at Hudson was closed in late 2009, renovated and re-concepted, and Hudson Hall, our new restaurant concept, opened in May 2010. The restaurant at Royalton, Forty Four, was closed, renovated and re-concepted during the third quarter of 2010. As a result of these renovations, we believe we are well positioned to generate stronger operating results at these properties in the future.
Operational and Infrastructure Initiatives. We strive to implement state-of-the-art operational systems and apply best practices to maximize synergies at the portfolio level. During the past few years, we launched a number of operational and technology initiatives designed to result in revenue growth, significant improvements in our operating costs and efficiencies, an improved guest experience and an enhanced ability to market to our customers’ specific lodging needs. As an example, in 2010 we provided guests at Royalton with custom Apple® iPads® as a supplement to our concierge program and we have extended the initiative to Mondrian SoHo in 2011. We also reinvented the hotel gift shop experience with the introduction of oversized vending machines, which we refer to as Semi-Automatic, in the lobbies of Mondrian South Beach and Hudson, stocked with a curated combination of everyday travel necessities and a myriad of luxury items at the press of a button. In addition, we recently installed wireless infrastructures at certain of our Owned Hotels.

External Growth. We believe that our existing brand portfolio has considerable development potential. Many of our brands, including hotel brands such as Delano, Mondrian and Sanderson, and bar brands such as Skybar, may be extended to other hotels, restaurants and bars in our existing and new markets. Similarly, we believe our brand portfolio improves our ability to secure joint ventures and management agreements with third parties. As the economy and financial markets improve, we believe we are poised for external growth that will be driven by growth in major metropolitan markets and select resort locations as we extend our hotel, restaurant and bar brands. We intend to be flexible with respect to transaction structures and real estate requirements as we grow our business. We have recently expanded our hotel portfolio through the development of Mondrian SoHo, which opened in February 2011. Mondrian SoHo is our fourth hotel in New York City and introduces the city to our Mondrian brand in a prime downtown location. Currently, we have signed management agreements for development projects in Cabo San Lucas, Mexico, on the Aegean Sea in Turkey, in the Highline area in New York City, in Doha, Qatar and at other locations. Financing for some of these projects has not yet been identified. In addition, we have a strong pipeline of potential new projects with several deals currently in the letter of intent stage. Given the continuing uncertainty in the global economic environment, these and other projects may not be able to obtain adequate project financing in a timely manner or at all. If adequate project financing is not obtained, external growth projects may need to be limited in scope, deferred or cancelled altogether.
Target Markets. We base our decisions to enter new markets on a number of criteria, with a focus on markets that attract affluent travelers who value a distinctive and sophisticated atmosphere and outstanding service. Specifically, we target key gateway destinations that attract both domestic and foreign business and leisure travelers, as well as select resort markets. We believe that Boston, where we opened Ames in late 2009 and New York City, where we recently opened Mondrian SoHo, are both examples of such markets. Consistent with our prior expansion activities, we will continue to seek growth primarily in markets with multiple demand drivers and high barriers to entry, including major North American metropolitan markets with vibrant urban locations, select resort locations, key European destinations that we believe offer a similar customer base as our established United States and United Kingdom markets, and select locations in the Middle East, Asia and South America.
Flexible Business Model. We intend to be flexible with respect to transaction structures and real estate requirements as we grow our business. We will pursue attractive management agreements, joint ventures, acquisitions and other opportunities as they arise. As we pursue these opportunities, we will place significant emphasis on re-flag and pure management opportunities and, where equity investment is required, on securing long-term management agreements and a meaningful percentage of any equity growth or a significant total dollar return on investment. The acquisition and finance markets and the specifics of any particular deal will influence each transaction’s structure. We believe our flexibility should allow us greater access to strategically important hotels and other opportunities. Joint ventures with management agreements should provide us with enhanced return on investment through management and other fee income and access to strategically important hotels and other opportunities. For example, we demonstrated our flexibility and our ability to partner effectively through our joint venture structures by entering into a management agreement for Hotel Las Palapas, located in the Playa del Carmen resort area of Mexico in November 2009. Hotel Las Palapas is owned by affiliates of Walton Street Capital (“Walton”), which is our joint venture partner in the ownership of Sanderson and St Martins Lane hotels in London, and is being operated as a non-Morgans Hotel Group branded hotel by us until such time as it can be re-developed by the owner into a Morgans Hotel Group branded property.
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

2010 and Other Recent Transactions and Developments
Mondrian Scottsdale Mortgage. On March 16, 2010, the mortgage lender foreclosed on our former Mondrian Scottsdale hotel and terminated our management agreement.
Shore Club Debt. In March 2010, the Shore Club mortgage lender initiated foreclosure proceedings against the property in U.S. federal district court. In October 2010, the federal court dismissed the case for lack of jurisdiction. In light of this dismissal, it is possible that the lender may initiate foreclosure proceedings in state court. We have continued to operate the hotel pursuant to the management agreement during these proceedings. However, there can be no assurances that we will continue to operate the hotel in the event of foreclosure.
Mondrian South Beach Debt Restructuring. In April 2010, the Mondrian South Beach joint venture amended the non-recourse financing secured by Mondrian South Beach and extended the maturity date for up to seven years through extension options until April 2017, subject to certain conditions. Among other things, the amendment allows the joint venture to accrue all interest for a period of two years and a portion thereafter and gives the joint venture the ability to provide seller financing to qualified condominium buyers up to 80% of the condominium purchase price. The amendment also provides that approximately $28 million of mezzanine financing invested in the property be elevated in the capital structure to become, in effect, on par with the lender’s mezzanine debt so that the joint venture receives at least 50% of all returns in excess of the first mortgage.
Waiver Agreement with Yucaipa. On April 21, 2010, we entered into a Waiver Agreement with Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P. (collectively, the “Investors”). The Waiver Agreement permitted the purchase by the Investors of up to $88 million in aggregate principal amount of our 2.375% Senior Subordinated Convertible Notes due 2014 (the “Convertible Notes”) within six months of April 21, 2010 and subject to the limitations and conditions set forth therein. From April 21, 2010 to July 21, 2010, the Investors purchased $88 million of the Convertible Notes. Pursuant to the Waiver Agreement, in the event an Investor proposes to sell the Convertible Notes at a time when the market price of a share of our common stock exceeds the then effective conversion price of the Convertible Notes, we are granted certain rights of first refusal for the purchase of the same from the Investors. In the event an Investor proposes to sell the Convertible Notes at a time when the market price of a share of our common stock is equal to or less than the then effective conversion price of the Convertible Notes, we are granted certain rights of first offer to purchase the same from the Investors.
Amendment to the Amended and Restated Stockholder Protection Rights Agreement. On April 21, 2010, our Board of Directors resolved to amend the Amended and Restated Stockholder Protection Rights Agreement, dated as of October 1, 2009, between us and Mellon Investor Services LLC, as Rights Agent, in connection with our entry into the Waiver Agreement to exempt the ownership of the Convertible Notes by any person from the determination of the beneficial ownership of our common stock by such person under the Amended and Restated Stockholder Protection Rights Agreement for so long as the Convertible Notes have not been acquired in the two years preceding October 17, 2014 and provided further that at the time the Convertible Notes were acquired the market price of the shares of our common stock did not exceed the conversion price applicable to the Convertible Notes. Thereafter, on April 21, 2010, we and Mellon Investor Services LLC entered into Amendment No. 2 to the Rights Agreement to amend the definition of “Beneficial Owner” to reflect such exemption.
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

Additional Funding to Complete Development of Mondrian SoHo and Extension of Debt. On July 31, 2010, the joint venture that owns Mondrian SoHo, which opened in February 2011, amended its debt financing to, among other things, provide for extensions of the maturity date of the mortgage loan secured by the hotel for up to five years through extension options, subject to certain conditions. In addition the lender provided new funds, our joint venture partner made cash and other contributions to the joint venture, and we agreed to provide up to $3.2 million of additional funds to complete the development of the hotel. As of December 31, 2010, we had contributed $2.2 million of this amount. Our contribution will be treated as a loan with priority over the equity. We contributed the remaining $1 million during the first quarter of 2011.
Amendment of Clift Ground Lease. On September 17, 2010, we and certain of our subsidiaries, entered into a settlement and release agreement with the lessors under the Clift ground lease and certain related parties. The settlement and release agreement, among other things, effectively provided for the settlement of all outstanding litigation claims and disputes among the parties relating to defaulted lease payments due with respect to the ground lease and reduces the lease payments due to lessors for the period from March 1, 2010 through February 29, 2012. Our subsidiary and the lessors also entered into an amendment to the lease, dated September 17, 2010, to memorialize, among other things, the reduced annual lease payments of $4.97 million from March 1, 2010 to February 29, 2012; from March 1, 2012, the annual rent will be as stated in the lease agreement, which currently provides for base annual rent of approximately $6.0 million per year, with increases in the future based on the Consumer Price Index. The lease is non-recourse to us. Morgans Group also entered into an agreement, dated September 17, 2010, whereby Morgans Group agreed to guarantee losses of up to $6 million suffered by the lessors in the event of certain “bad boy” type acts.
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
Extension of Debt on Ames Boston. In October 2010, the mortgage loan secured by Ames matured, and the joint venture did not satisfy the conditions necessary to exercise the first of two remaining one-year extension options available under the loan, which included funding a debt service reserve account, among other things. As a result, the mortgage lender for Ames served the joint venture with a notice of default and acceleration of debt. In February 2011, the joint venture reached an agreement with the lender whereby the lender waived the default, reinstated the loan and extended the loan maturity date until October 9, 2011. In connection with the amendment, the joint venture was required to deposit $1 million into a debt service account.
Settlement of Debt on Property Across from Delano in South Beach. In January 2011, our indirect subsidiary transferred its interests in the property across the street from Delano in South Beach to SU Gale Properties, LLC. As a result of this transaction, we were released from $10.5 million of non-recourse mortgage and mezzanine indebtedness previously consolidated on our balance sheet. The property across the street from Delano in South Beach was a development property with no operations and generated no earnings before interest tax, depreciation and amortization during 2010.
New Management Contracts. In February 2011, we announced a new hotel management agreement for a 114 key Delano on the beach at the tip of the Baja Peninsula in Cabo San Lucas, Mexico, overlooking the Sea of Cortez. The hotel is currently under construction and is expected to open early in 2013. We also announced a management agreement for a 200 key Delano on the Aegean Sea in Turkey, an exclusive, high-end resort destination easily accessible from Istanbul and other key European locations, which is expected to open in 2013. Further, we announced a new management agreement for a 175 key hotel in New York City in the Highline area. The hotel will be branded with one of our existing brands and is expected to open in 2014. Finally, also in February 2011, we announced a new hotel management agreement for a Mondrian hotel in Doha, Qatar that is currently under construction and is expected to open in early 2013. We will operate the hotel pursuant to a 30-year management contract with extension options.

Hard Rock Settlement Agreement. On March 1, 2011, Hard Rock Hotel Holdings, LLC, a joint venture through which we held a minority interest in the Hard Rock Hotel & Casino in Las Vegas, Vegas HR Private Limited (the “Mortgage Lender”), Brookfield Financial, LLC — Series B (the “First Mezzanine Lender”), NRFC HRH Holdings, LLC (the “Second Mezzanine Lender”), Morgans Group, the Company and certain affiliates of DLJ Merchant Banking Partners (“DLJMB”), as well as Hard Rock Mezz Holdings LLC (the “Third Mezzanine Lender”) and other interested parties, entered into a comprehensive settlement to resolve the disputes among them and all matters relating to the Hard Rock and related loans and guaranties. The Hard Rock settlement agreement provides, among other things, for the following:
•
release of the non-recourse carve-out guaranties provided by us with respect to the loans made by the Mortgage Lender, the First Mezzanine Lender, the Second Mezzanine Lender and the Third Mezzanine Lender to the direct and indirect owners of the Hard Rock;

•	termination of the management agreement pursuant to which we managed the Hard Rock;
•	the transfer by Hard Rock Hotel Holdings, LLC and its subsidiary Hard Rock Hotel Inc. to an affiliate of the First Mezzanine Lender of 100% of the indirect equity interests in the Hard Rock; and
•
certain payments to or for the benefit of the Mortgage Lender, the First Mezzanine Lender, the Second Mezzanine Lender, the Third Mezzanine Lender and us. Our net payment was approximately $3.7 million.

As a result of the settlement, we will no longer be subject to Nevada gaming regulations, after completion of certain gaming de-registration procedures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements” for additional information.
Management and Operations of Our Portfolio
Overview of Management
We manage and operate each of our hotels, which are staffed by our employees and the employees of our joint venture operating companies, with personnel dedicated to each of the properties, including a general manager, director of finance, director of sales and marketing, director of revenue management, director of human resources and other employees. The personnel at each hotel report to the general manager of the hotel. Each general manager reports to our executive vice president of operations. The corporate office provides support directly to certain functions at the hotel such as sales, marketing and revenue management. This organizational structure allows for each property to operate in a responsive and dynamic fashion while ensuring integrity of our guest experience and core values. As we have expanded in our existing markets, we have begun to regionalize certain operational, finance and sales functions. Our management team is headquartered in New York City and coordinates our management and operations. The management team reviews business contracts, oversees the financial budgeting and forecasting for our hotels, performs internal accounting and audit functions, administers insurance plans and identifies new systems and procedures to employ within our hotels to improve efficiency and profitability. In addition, the management team is responsible for coordinating the sales and marketing activities at each of our hotels, designing sales training programs, tracking future business prospects and identifying, employing and monitoring marketing programs. The management team is also responsible for the design of our hotels and overall product and service quality levels.
Our Engaging Dynamic Guest Experience (“EDGE”) service program, which we updated in 2009, has been implemented across our portfolio of Morgans Hotel Group branded hotels. This program is designed to enhance employee initiative and responsiveness which we believe results in high customer satisfaction. Our EDGE initiative further allows the sharing of best practices and expertise across our employee base, creating a culture that we believe is more service-oriented than many of our competitors.

Restaurant Joint Ventures
As a central element of our operating strategy, we focus significant resources on identifying exciting and creative restaurant concepts. Consistent with this objective and to further enhance the dining experience offered by our hotels, we have established joint venture relationships with well-known restaurateur Jeffrey Chodorow to develop, own and operate restaurants and bars at certain of the hotels we operate. As of December 31, 2010, these joint ventures operated the restaurants (including in-room dining, banquet catering and other food and beverage operations) at Morgans, Delano South Beach, Mondrian Los Angeles, St Martins Lane, Sanderson, and Mondrian South Beach as well as the bars in Delano South Beach, St Martins Lane and Sanderson.
Marketing, Sales and Public Relations
Strong direct sales have been an integral part of our success. As of December 31, 2010, we employed a sales force of greater than 100 people with multiple sales managers stationed in each of our markets. The sales force has global responsibility for sourcing business for our hotels. The sales teams are deployed by industry focus and geography.
In 2010, we derived approximately 31% of our business from corporate transient and group accounts. Our core corporate business comes from the financial services, entertainment, advertising and public relations, technology, fashion and consumer goods industries.
Unlike many hotel companies, our sales managers are trained to sell the experience, not simply the rate. By branding the “experience,” we showcase the kind of creativity that happens inside our hotels and prove that our guests come to us for much more than just a room or a bed. Our objective is to create differentiation by selling an “experience” and “brand.”
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
We place significant emphasis on branded communication strategies that are multi-layered and non-traditional. Our public relations and social networking outreach strategy is a highly cost-effective marketing tool for us. Through highly publicized events, prospective guests are more likely to be made aware of our hotels through word-of-mouth or magazine, newspaper articles or social networking entries and high-profile events rather than direct advertising. This publicity is supplemented with focused marketing activities to our existing customers. Our in-house marketing and public relations team coordinates the efforts of third-party public relations firms to promote our properties through travel magazines and various local, national and international newspaper travel sections. We regularly host events that attract celebrity guests and journalists, generating articles in newspapers and magazines around the world. Our marketing efforts also include hosting other special events, which have included events for Art Basel Miami, The Academy Awards, The Grammy’s, film premieres, and Fashion Week in New York and London.
Integration and Centralization Efforts
We have centralized certain aspects of our operations in an effort to provide further revenue growth and reduce operating costs. We continuously assess our technological tools and processes and seek to employ current and cutting-edge tools. In an effort to drive incremental revenues and reduce operating costs, we also continuously assess our revenue facing systems and employ what we believe to be the state-of-the-art systems available to the hospitality industry. These include our:
•
Property Management System — Our property management system provides comprehensive guest management by, among other things, allowing us to track and retrieve information pertaining to guests, groups and company accounts. We believe that this increases the possibility of maximizing revenue by allowing us to efficiently respond and cater to guest demands and trends and decreases expenses by centralizing the information database in an easy to use format.

•	Central Reservations System — Our central reservations system and related distribution and reservations services provide hotel reservations-related services and technology.
•	Central Reservations Office — Our central reservations office provides contact management solutions.
•	Sales and Catering — Our sales and catering system is a strategic tool specifically designed to maximize the effectiveness of the sales process, increase revenue and efficiency, and reduce costs.
•	Revenue Management — Our revenue management system is a proprietary software system which provides hospitality focused pricing and revenue optimization solutions.
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

Over the past year we continued to enhance and reinvest in our website, www.morganshotelgroup.com, which we had substantially updated and re-imagined in 2009 and which provides our guests with a unique and distinctive booking experience, offering an immersive experience to its visitors through the use of film, music, lifestyle photography and updated localized content specific to each hotel and destination. In January 2010, our website was awarded a Platinum Adrian Award by Hospitality Sales and Marketing Association International. During 2010, our website generated approximately 15.0% of our total bookings and approximately 18.1% of our total rooms revenue. In early 2011, we added 3 additional languages to our website to broaden our reach in key international markets. We expect to add additional languages later in the year and to launch our mobile site with mobile booking functionality. Additional enhancements are being made to our guest communication program with more targeted emails and mobile messaging. In addition, we continue to craft our social media strategy and increase our presence in the social media space.
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

We provide insurance coverage for our Owned Hotels and all of our managed properties, with the exception of The Shore Club, San Juan Beach and Water Club, and Hotel Las Palapas, which are all discussed below, including all-risk property, terrorism, commercial general liability, umbrella/excess liability, workers’ compensation and employers’ liability, pollution legal liability, blanket crime, employment practices liability and fiduciary liability policies for which we are the named insured. Our property insurance includes coverage for catastrophic perils of flood, earthquake and windstorm at limits exceeding probable maximum loss estimates. These policies also cover the restaurants and bars that operate in our hotels, with the exception of the properties mentioned above.
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
Employees
As of December 31, 2010, we employed approximately 4,600 individuals, approximately 15.1% of whom were represented by labor unions. In addition, our restaurant joint ventures employed approximately 700 individuals, approximately 10.9% of whom were represented by labor unions.
Relations with Labor Unions
New York. The terms of employment of our employees that are represented by the New York Hotel and Motel Trades Council, AFL-CIO, or Trades Council at our New York City hotels are governed by a collective bargaining agreement. The term of the agreement is from July 1, 2006 through June 30, 2012 and generally incorporates by reference the industry-wide agreement between the Hotel Association of New York City, Inc., a multi-employer association composed of New York City hotel operators, and the Trades Council. The agreement governs wages, hours and terms and conditions of employment of employees at these hotels. It provides that there will be no strikes or lockouts during its term and that all disputes arising under the agreement or concerning the relations of the parties shall be resolved through arbitration before a contract arbitrator — the Office of the Impartial Chairman of the Hotel Industry. The employees of certain of our bars and restaurants in New York City hotels are represented by the Trades Council and covered by a collective bargaining agreement which generally incorporates by reference the industry-wide agreement. By operation of the collective bargaining agreement, the bars and restaurants are considered a joint employer with the hotels. Accordingly, if there is any breach of our labor agreement by the concessionaire, the hotels would be liable for such breach.
San Francisco. The majority of our Clift employees that are represented by labor unions are represented by UNITE/HERE Local 2. We adopted the industry-wide agreement between the union and the San Francisco Hotels Multi-Employer Group, a multi-employer association composed of San Francisco hotel operators, which expired August 14, 2009. This agreement is subject to a temporary extension while a new labor agreement is being negotiated. Labor agreements with the unions representing the remaining Clift employees are set to expire in either 2012 or 2013.
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

Our properties must comply with various laws and regulations, including Title III of the Americans with Disabilities Act to the extent that such properties are “public accommodations” as defined by the Americans with Disabilities Act. The Americans with Disabilities Act requires removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe that our properties are in substantial compliance with the Americans with Disabilities Act; however, noncompliance with the Americans with Disabilities Act could result in capital expenditures, the imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.
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
All of our Owned Hotels have been subject to environmental site assessments prepared by independent third-party professionals. These environmental site assessments were intended to evaluate the environmental conditions of these properties and included a site visit, a review of certain records and public information concerning the properties, the preparation of a written report and, in some cases, invasive sampling. We obtained the environmental site assessments before we acquired our hotels to help us identify whether we might be responsible for cleanup costs or other environmental liabilities. The environmental site assessments on our properties did not reveal any environmental conditions that are likely to have a material adverse effect on our business, assets, and results of operations or liquidity. However, environmental site assessments do not always identify all potential problems or environmental liabilities. Consequently, we may have material environmental liabilities of which we are unaware. Moreover, it is possible that future laws, ordinances or regulations could impose material environmental liabilities, or that the current environmental condition of our properties could be adversely affected by third parties or by the condition of land or operations in the vicinity of our properties. We believe that we are currently in compliance with all applicable environmental regulations in all material aspects.
As a result of our February 2007 acquisition of the Hard Rock, we and the Hard Rock casino operations had been subject to gaming industry regulations. On March 1, 2011, the management agreement pursuant to which we had managed the Hard Rock was terminated pursuant to the Hard Rock settlement agreement, and we will no longer be subject to gaming industry regulations upon completion of certain de-registration procedures.
Trademarks
Our trademarks include, without limitation, Morgans Hotel Group®, Morgans®, Morgans Semi-Automatic®, Agua Baby®, Agua Bath House®, Agua Home®, Blue Door®, Blue Door at Delano® (and design), Blue Door Fish, Asia de Cuba®, Asia de Cuba Restaurant Bar and Design®, The Florida Room Delano (and design), Clift Hotel®, Delano®, Mondrian®, Skybar®, Royalton®, The Royalton®, The Royalton Hotel®, Bar 44® (and design), Brasserie 44® (and design), Sanderson Hotel®, St Martins®, St Martins Lane Hotel®, Ames Hotel®, Woodward®, Velvet Room, Forty Four, Imperial No. 9, Mister H and Morgans Hotel Group®, The majority of these trademarks are registered in the United States and the European Community. Certain of these trademarks are also registered in Canada, Argentina, Mexico, Turkey and Russia, and we are seeking registration of several of our trademarks in Canada, Russia, the United Arab Emirates, Canada, Mexico, India, China, Argentina, Brazil, the Bahamas, Indonesia, Egypt, Qatar and other jurisdictions. Our trademarks are very important to the success of our business and we actively enforce, maintain and protect these marks.

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
Risks Related to Our Business
The severity of the recent economic downturn has weakened demand for travel, hotels, dining and entertainment, which has had a material adverse effect on our business, results of operations and financial condition and any significant recovery could take several years.
U.S. and global financial markets experienced extreme disruptions during the past several years, including, among other things, extreme volatility in securities prices, as well as severely diminished liquidity and credit availability. U.S. and global economies also contracted significantly in 2009, reducing the amounts people spend on travel, hotels, dining and entertainment. Although the U.S. and global economies have begun to recover, lodging demand has remained weaker than in the years prior to the economic downturn, and we believe it will take several years for lodging demand to significantly improve. If economic conditions do not improve as anticipated, they could have a material adverse effect on our business, results of operations, and financial condition.
We have substantial debt, and we may incur additional indebtedness, which may negatively affect our business and financial results.
As of December 31, 2010, we had $672.8 million of outstanding consolidated indebtedness, including capital lease obligations. Our share of indebtedness held by our joint venture entities, excluding the Hard Rock joint venture, as our interest in the Hard Rock Hotel & Casino in Las Vegas was transferred to a mezzanine lender on March 1, 2011, which debt is generally non-recourse to us with the exception of certain standard carve-out guarantees, was approximately $184.5 million as of December 31, 2010. With respect to our non-recourse carve-out guarantees, a violation of any of the non-recourse carve-out guaranty provisions, including fraud, misapplication of funds and other customary non-recourse carve-out provisions, could cause the debt to become fully recourse to us. Our substantial debt could negatively affect our business and operations in several ways, including:
•
requiring us to use a substantial portion of our funds from operations to make required payments on principal and interest, which would reduce funds available for operations and capital expenditures, future business opportunities and other purposes;

•	making us more vulnerable to economic and industry downturns, such as the one we recently experienced, and reducing our flexibility in responding to changing business and economic conditions;
•	limiting our ability to borrow more money for operations, capital or to finance development projects or acquisitions in the future; and
•	requiring us to dispose of properties in order to make required payments of interest and principal.
We also may incur additional debt in connection with any future acquisitions. However, any continued disruption or uncertainty in the credit markets could negatively impact our ability to access additional financing. We may, therefore, in some instances, borrow under our revolving credit facility, or borrow other funds to acquire properties. In addition, we may incur further mortgage debt by obtaining loans secured by the properties we acquire or our existing portfolio.
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
We have $331.2 million of mortgages and mezzanine debt on Hudson and Mondrian Los Angeles which matures on October 15, 2011. In addition, we have $26 million of borrowings under our revolving credit facility which matures on October 5, 2011. Since we anticipate that our internally generated cash will be inadequate to repay our indebtedness prior to maturity, we expect that we will be required to repay debt from time to time through refinancings of our indebtedness, offerings of equity or debt, asset dispositions, joint venture transactions or other financing transactions. The amount of our existing indebtedness and the continued tightness in the credit markets may harm our ability to repay our debt through refinancings. In addition, if prevailing interest rates or other factors at the time of any refinancing result in higher interest rates on any refinancing, our interest expense would increase, which could harm our business and operations. If we are unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to sell one or more of our properties on disadvantageous terms, which might result in losses to us, or default on the loan.
We or our joint ventures did not repay the mortgage and mezzanine financing on several of our properties upon maturity, and in the future we or our joint ventures may elect to cease making payments on additional mortgages or sell a property at a loss if it fails to generate cash flow to cover its debt service or we or our joint ventures are unable to refinance the mortgage at maturity, which could result in foreclosure proceedings, negative publicity and reduce the number of properties we or our joint ventures own or operate, as well as our revenues, and could negatively affect our ability to obtain loans or raise equity or debt financing in the future.
We did not repay the $40.0 million non-recourse mortgage and mezzanine financing on Mondrian Scottsdale when it matured on June 1, 2009, and the mortgage lender foreclosed on the property and terminated the management agreement effective March 16, 2010. In January 2011, we transferred our interest in the property across from the Delano in South Beach to a related party of the holder of the promissory notes, and as a result of this transaction we are released from $10.5 million of non-recourse mortgage and mezzanine indebtedness. In February 2011, the Hard Rock joint venture did not repay the $1.4 billion non-recourse mortgage and mezzanine financing on the Hard Rock Hotel & Casino in Las Vegas. In March 2011, the Hard Rock joint venture entered into a comprehensive settlement with its lenders pursuant to which the equity interest in the Hard Rock Hotel & Casino transferred to the first mezzanine lender and our management agreement was terminated. On September 15, 2009, the joint venture that owns Shore Club defaulted on its $123 million mortgage loan, and in March 2010, the lender initiated foreclosure proceedings on the property, which was later dismissed by federal court but could be re-instated by the lender in state court. In October 2010, the mortgage lender for Ames served the joint venture that owns the hotel with a notice of default and acceleration of debt. In February 2011, the joint venture reached an agreement with the lender whereby the lender waived the default, reinstated the loan and extended the loan maturity date until October 9, 2011. In connection with the amendment, the joint venture was required to deposit $1 million into a debt service account.
In the future, we or our joint venture entities or other owners of hotels we manage may cease making payments on the mortgages on one or more of our properties if the property fails to generate cash flow to cover its debt service or if we, the joint venture entity or other owners are unable to refinance the mortgage at maturity. To the extent we, our joint venture entities or other owners of hotels we manage, do not meet debt service obligations and we or the joint venture entity or other owners defaults on a mortgage or other loan, the lender may have the right to exercise various remedies under the loan documents, including foreclosing on the applicable property and termination of our management agreement. Foreclosure on a mortgage loan can be an expensive and lengthy process, which could have a substantial negative effect on our operating results. Lenders may assert numerous claims and take various actions against us, including, without limitation, seeking a deficiency judgment. Foreclosures may also create a negative public perception of us, resulting in a diminution of our brand value, and may negatively impact our ability to obtain loans or raise equity or debt financing in the future. Foreclosure actions may also require a substantial amount of resources and negotiations, which may divert the attention of our executive officers from other activities, adversely affecting our business, financial condition and results of operations.

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
Our amended revolving credit facility requires the maintenance of a fixed charge coverage ratio. Our ability to borrow under our amended revolving credit facility is subject to compliance with this financial and other covenants, and our ability to comply with the covenants may be impacted by any further deterioration in our operations brought on by continued economic uncertainty in the wake of the recent economic downturn, potential further declines in our property values, and additional borrowings to maintain our liquidity and fund our capital and financing obligations. As of December 31, 2010, we are in compliance with the financial covenants set forth in our amended revolving credit facility and other agreements. However, if our business deteriorates, we may breach one or more of our financial covenants in the future. In the event we breach our financial covenants, we would be in default under the amended revolving credit facility and/or certain other agreements, which could allow lenders to declare all amounts outstanding under the applicable agreements to become due and payable. Additionally, an acceleration event under one debt instrument could allow for acceleration under other debt instruments with cross-acceleration provisions. If this happens, there would be a material adverse effect on our financial position and results of operations.
The amount available for borrowings under the amended revolving credit facility is contingent upon the borrowing base, which is calculated by reference to the appraised value and implied debt service coverage value of certain collateral properties securing the amended revolving credit facility. As of December 31, 2010, the available borrowing base, was approximately $117.4 million, of which $26 million of borrowings were outstanding and approximately $2 million of letters of credit were posted. Our ability to borrow under the amended revolving credit facility and the amount of cash that may need to be retained from such borrowings also depends on our ability to maintain the amended revolving credit facility’s financial covenant. Depending on economic conditions and the performance of our properties, however, this borrowing base may be reduced in the future. As a result, we cannot assure you of the future amount, if any, that will be available under our amended revolving credit facility.
In addition, the amended revolving credit facility, our trust preferred securities, and Convertible Notes include limitations on our ability to sell all or substantially all of our assets and engage in mergers, consolidations and certain acquisitions. These covenants may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders.
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

If we were required to make payments under the “bad boy” non-recourse carve-out guaranties that we have provided in connection with certain mortgages and related mezzanine loans, our business and financial results could be materially adversely affected.
We have provided standard “bad boy” non-recourse carve-out guaranties in connection with certain mortgages and related mezzanine loans, which are otherwise non-recourse to us. Although we believe that our “bad boy” carve-out guaranties are not guaranties of payment in the event of foreclosure or other actions of the foreclosing lender that are beyond our control, some lenders in the real estate industry have recently sought to make claims for payment under such guaranties. In the event such a claim were made against us under one of our “bad boy” carve-out guaranties, following foreclosure on a related mortgage or mezzanine loan, and such claim were successful, our business and financial results could be materially adversely affected.
We have incurred substantial losses and have a significant net deficit, and due to the recent economic downturn, may continue to incur losses in the future.
We reported pre-tax net losses of $102.2 million, $106.0 million, and $69.7 million for the years ended December 31, 2010, 2009, and 2008, respectively. Our net losses primarily reflect losses in equity of unconsolidated joint ventures, impairment charges, interest expense and depreciation and amortization charges, which we expect will continue to be significant. Additionally, we recorded non-cash expense in 2010 related to changes in value of warrants issued to the Investors, which we do not expect to continue. Further, stock compensation, a non-cash expense, contributed to the net losses recorded during 2010, 2009, and 2008. There can be no assurance that we will attain profitability and generate net income for our stockholders in the near term or at all.
Boutique hotels such as ours may be more susceptible to an economic downturn than other segments of the hospitality industry, which could result in declines in our average daily room rates or occupancy, or both.
The performance of the hospitality industry and the boutique hotel segment in particular, has traditionally been closely linked with the general economy. In an economic downturn, boutique hotels such as ours may be more susceptible to a decrease in revenues, as compared to hotels in other segments that have lower room rates, because our hotels generally target business and high-end leisure travelers. Business and high-end leisure travelers may seek to reduce travel costs by limiting travel, choosing lower cost hotels or otherwise reducing the costs of their trips. These changes could result in steep declines in average daily room rates or occupancy, or both. Profitability also may be negatively affected by the relatively high fixed costs of operating hotels such as ours, when compared to other segments of the hospitality industry. Our business was negatively impacted by the recent economic downturn. Although the U.S. and global economies have since begun to improve, we can provide no assurance that boutique hotels, such as ours, will recover to prior levels or that they will recover at a comparable rate with the rest of the hospitality industry.
Disruptions in the financial markets could affect our ability to obtain financing for development of our properties and other purposes on reasonable terms.
During the most recent economic recession, U.S. and global stock and credit markets experienced significant price volatility, severely diminished liquidity and credit availability and other market dislocations. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing. Although the U.S. and global markets have since begun to improve, continued uncertainty in the stock and credit markets and our financial condition or the financial condition of our properties may prevent or negatively impact our ability to access additional financing or refinancing for development of our properties and other purposes at reasonable terms, which may cause us to suspend, abandon or delay development and other activities and otherwise negatively affect our business or our ability to refinance debt as it comes due. As a result, we may be forced to seek alternative sources of potentially less attractive financing and adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital through the issuance of our common stock or preferred stock.
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
Other parties may assert trademark, copyright or other intellectual property rights that have a negative impact on our business. We cannot assure you that others will not seek to block our use of certain marks or seek monetary damages or other remedies for the prior use of our brand names or other intellectual property or the sale of our products or services as a violation of their trademark, copyright or other proprietary rights. Defending any claims, even claims without merit, could divert our management’s attention, consume significant time, result in costly settlements, litigation or restrictions on our business and damage our reputation.

In addition, there may be prior registrations or use of trademarks in the United States or foreign countries for similar or competing marks or other proprietary rights of which we are not aware. In all such countries it may be possible for any third-party owner of a national trademark registration or other proprietary right to enjoin or limit our expansion into those countries or to seek damages for our use of such intellectual property in such countries. In the event a claim against us was successful and we could not obtain a license to the relevant intellectual property or redesign or rename our products or operations to avoid infringement, our business, financial condition or results of operations could be harmed. Securing registrations does not fully insulate us against intellectual property claims, as another party may have rights superior to our registration or our registration may be vulnerable to attack on various grounds.
Our hotels are geographically concentrated in a limited number of cities and, accordingly, we could be disproportionately harmed by an economic downturn in these cities or a disaster, such as a hurricane or earthquake.
The concentration of our hotels in a limited number of cities exposes us to greater risk to local economic, business and other conditions than more geographically diversified hotel companies. Morgans, Royalton and Hudson, located in Manhattan, represented approximately 23.8% of our total guest rooms for all the hotels we manage and approximately $111.3 million, or 51.1%, of our consolidated hotel revenues for the year ended December 31, 2010. As of March 2011, following the opening of Mondrian SoHo and the termination of the Hard Rock management agreement, hotels in Manhattan represented approximately 43.7% of our total guest rooms for all the hotels we manage. The Manhattan hotel market experienced a significant decline related to the recent economic downturn, although it has recently begun to recover. A terrorist attack or similar disaster would also cause a decline in the Manhattan hotel market and adversely affect occupancy rates, the financial performance of our New York hotels and our overall results of operations. In addition, we operate three hotels in Miami, making us susceptible to economic slowdowns and other factors in this market, which could adversely affect our business and results of operations.
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
The threat of terrorism may negatively impact the hospitality industry generally and may have a particularly adverse impact on major metropolitan areas.
The threat of terrorism may negatively impact hotel occupancy and average daily rate, due to resulting disruptions in business and leisure travel patterns and concerns about travel safety. Hotels in major metropolitan areas, such as New York and London, which represented approximately 33.6% of our total guest rooms for all the hotels we managed at December 31, 2010, may be particularly adversely affected due to concerns about travel safety. The impact on such major metropolitan areas may be particularly severe because of the importance of transient business travel, which includes the corporate and premium business segments that generally pay the highest average room rates, to those markets. The possibility of future attacks may hamper business and leisure travel patterns and, accordingly, the performance of our business and our operations.
We are exposed to the risks of a global market, which could hinder our ability to maintain and expand our international operations.
We have properties in the United States, the United Kingdom and Mexico and plan to expand to other international markets. The success and profitability of any future international operations are subject to numerous risks and uncertainties, many of which are outside of our control, such as:
•	global economic conditions, such as the recent economic downturn;
•	political or economic instability;

•	changes in governmental regulation;
•	trade restrictions;
•	foreign currency controls;
•	difficulties and costs of staffing and managing operations in certain foreign countries;
•	work stoppages or other changes in labor conditions;
•	taxes;
•	payments terms; and
•	seasonal reductions in business activity in some parts of the world.
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
Our hotel properties have an ongoing need for renovations and other capital improvements to remain competitive, including replacement, from time to time, of furniture, fixtures and equipment. To compete effectively, we will need to, or convince our joint venture partners or other third party owners to, make capital expenditures to maintain our innovative property concepts and designs. In addition, we will need to make capital expenditures to comply with applicable laws and regulations. For the year ended December 31, 2010, we spent approximately $13.1 million for capital improvements and renovations to our hotels. If we, our joint venture entities or other owners of our hotels are not able to fund capital improvements solely from cash provided from hotel operations, debt or equity capital may be needed, which may not be available. If we, our joint venture entities or other owners of our hotels cannot access debt or equity capital, capital improvements may need to be postponed or cancelled, which could harm our ability to remain competitive.
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
The costs associated with owning and operating hotels are significant, some of which may not be altered in a timely manner in response to changes in demand for services. Failure to adjust our expenses may adversely affect our business and operations. For example, pursuant to the terms of our agreements with the labor unions for our New York City and San Francisco hotels, we may not unilaterally reduce the wages of the employees subject to these agreements, and are restricted in the manner in which we may layoff and/or alter the schedule of employees.
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
In the future, our properties may be subject to increases in real estate and other tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses, as well as reductions in our revenues due to the effects of economic downturns, which could reduce our cash flow and adversely affect our financial performance. If our revenues decline and we are unable to reduce our expenses in a timely manner, our results of operations could be adversely affected.
Our strategy to acquire and develop or redevelop hotels creates timing, financing, operational and other risks that may adversely affect our business and operations.
We intend, primarily through joint ventures, to acquire and develop, or redevelop, hotel properties as suitable opportunities arise. Acquisitions, development or redevelopment projects of hotel properties require significant capital expenditures, especially since these properties usually generate little or no cash flow until the project’s completion. We generally are not able to fund acquisitions and development or redevelopment projects solely from cash provided from our operating activities. Consequently, we rely upon the availability of debt or equity capital to fund hotel acquisitions and development or redevelopment. Given the current state of the credit markets, however, we or the joint ventures may not be able to obtain adequate project financing in a timely manner or at all. If adequate project financing is not obtained, we or the joint ventures may seek additional investors to raise capital, limit the scope of the project, defer the project or cancel the project altogether. Our inability to complete a project or complete a project on time or within budget may adversely affect our operating results and financial performance.

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
Even if we are able to successfully identify and acquire other hotel management or development projects, acquisitions or investments, they may not yield the returns we expect and, if financed using our equity capital, may be dilutive. We also may incur significant costs and divert management attention in connection with evaluating and negotiating potential hotel management or development projects or acquisitions, including ones that we or others are subsequently unable to complete. We may underestimate the costs necessary to bring a hotel management agreement or development project or acquired property up to the standards established for its intended market position or to re-develop it as a Morgans Hotel Group brand hotel or the costs to integrate it with our existing operations. We can provide no assurance that the owners of the hotels that we manage in San Juan, Puerto Rico and Playa del Carmen, Mexico will re-develop the hotels into Morgans Hotel Group branded properties in the future. Significant costs of hotel development projects or acquisitions could materially impact our operating results, including costs of uncompleted hotel development projects or acquisitions as they would generally be expensed in the time period during which they are incurred.
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
We have in the past and may in the future acquire, develop or redevelop hotel properties through joint ventures with third parties, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, joint venture or other entity. As of March 1, 2011, we owned our St Martins Lane and Sanderson hotels in London and our Mondrian hotel in Miami through 50/50 joint ventures, our Ames hotel in Boston through a joint venture in which our interest was approximately 31%, the San Juan Water and Beach Club through a joint venture in which our interest was approximately 25%, and the Mondrian SoHo through a joint venture in which our interest was 20%.
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
We have invested, and may continue to invest in the future, in select properties which have residential components, and this strategy may not yield the returns we expect and may result in disruptions to our business or strain management resources.
As part of our growth strategy, we may seek to leverage awareness of our hotel brands by acquiring, developing and/or managing non-hotel properties, such as condominium developments and other residential projects, including condominiums or apartments. We may invest in these opportunities solely or with joint venture partners. For example, in August 2006, together with a 50/50 joint venture partner, we acquired an apartment building in the South Beach area of Miami Beach, Florida, which we renovated and converted into a hotel and condominium project and re-branded as Mondrian South Beach. This strategy, however, may expose us to additional risks, including the following:
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
•
land, insurance and development or re-development costs continue to increase and may continue to increase in the future, and we may be unable to attract rents or sales prices that compensate for these increases in costs;

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
The nature of our responsibilities under our management agreements to manage hotels that are not wholly-owned by us may be subject to interpretation and will from time to time give rise to disagreements. Such disagreements may be more likely as hotel returns are depressed as a result of the recent global economic downturn. To the extent that such conflicts arise, we seek to resolve them by negotiation with the relevant parties. In the event that such resolution cannot be achieved, litigation may result in damages or other remedies against us. Such remedies could include termination of the right to manage the relevant property.
We may be terminated pursuant to the terms of certain hotel management agreements if we do not achieve established performance criteria or we or the joint venture defaults on the related mortgage loan.
Certain of our management agreements allow the hotel owner to replace us if certain financial or performance criteria are not met and in certain cases, upon a sale of the property. Our ability to meet these financial and performance criteria is subject to, among other things, the risks described in this section. There can be no assurances that we will satisfy these financial or performance tests in our management agreements, many of which may be beyond our control, or that our management agreements will not be subject to early termination. Several of our hotels are also subject to substantial mortgage and mezzanine debt, and in some instances our management fee is subordinated to the debt and our management agreements may be terminated by the lenders on foreclosure. For example, the mortgage lender for our previous Mondrian Scottsdale hotel foreclosed on the property and terminated our management agreement in March 2010. Our operating results would be adversely affected if we could not maintain existing management agreements or obtain new agreements on as favorable terms as the existing agreements.
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
We are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, and the applicable SEC rules and regulations that require our management to conduct an annual assessment and to report on the effectiveness of our internal controls over financial reporting. In addition, our independent registered public accounting firm must issue an attestation report addressing the operating effectiveness of our internal controls over financial reporting. While our internal controls over financial reporting currently meet all of the standards required by Sarbanes-Oxley Act of 2002, failure to maintain an effective internal control environment could have a material adverse effect on our business, financial condition and results of operations and the price of our common stock. We cannot be certain as to our ability to continue to comply with the requirements of Sarbanes-Oxley Act of 2002. If we are not able to continue to comply with the requirements of Sarbanes-Oxley Act of 2002 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, including the SEC or Financial Industry Regulatory Authority. In addition, should we identify a material weakness, there can be no assurance that we would be able to remediate such material weakness in a timely manner in future periods. Moreover, if we are unable to assert that our internal control over financial reporting is effective in any future period (or if our auditors are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, and incur significant expenses to restructure our internal controls over financial reporting, which may have an a material adverse effect on our business and operations.
We depend on our senior management for the future success of our business, and if we are not able to replace our departing executives with individuals having substantial relevant experience, the lack of senior management experience would have an adverse effect on our ability to manage our business and implement our growth strategies, and could be negatively perceived in the capital markets.
Our future success and our ability to manage future growth depend, in large part, upon the efforts of our senior management team, which exercises substantial influence over our operational, financing, acquisition and disposition activity. The employment terms of both Fred Kleisner, our Chief Executive Officer, and Marc Gordon, our President, end at the end of March 2011. We are in active discussions with candidates that we have identified who we expect will be part of our new senior management team. Competition for senior management personnel with substantial relevant experience in the hospitality industry is intense and we may not be successful in recruiting replacements for Messrs. Kleisner and Gordon before they complete their employment terms with us. The failure to attract an experienced management team to replace these departing executives or the loss of the services of one or more members of our new or continuing senior management team could have an adverse effect on our ability to manage our business and implement our growth strategies. Further, such a loss could be negatively perceived in the capital markets, which could reduce the market value of our securities.
We depend on Jeffrey Chodorow for the management of many of our restaurants and bars.
As of December 31, 2010, the restaurants in Morgans, Delano South Beach, Mondrian Los Angeles, Mondrian South Beach, Sanderson and St Martins Lane as well as the bars in Delano South Beach, Sanderson and St Martins Lane were owned and managed through several joint venture operations with restaurateur Jeffrey Chodorow pursuant to a master agreement between our subsidiaries and Chodorow Ventures LLC. If any of the risks outlined below materialize, our results of operations may be adversely affected. The joint ventures involve risks not otherwise present in our business, including:
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
Because land underlying Sanderson is subject to a 150-year ground lease, Clift is leased pursuant to a 99-year lease and a portion of Hudson is the lease of a condominium interest, we are subject to the risk that these leases could be terminated or that we could default on payments under the lease, either of which would cause us to lose the ability to operate these hotels.
Our rights to use the land underlying Sanderson in London are based upon our interest under a 150-year ground lease. Our rights to operate Clift in San Francisco are based upon our interest under a 99-year lease. In addition, a portion of Hudson in New York is a condominium interest that is leased to us under a 99-year lease. Pursuant to the terms of the leases for these hotels, we are required to pay all rent due and comply with all other lessee obligations under the leases. Any transfer, including a pledge, of our interest in a lease may require the consent of the applicable lessor and its lenders. As a result, we may not be able to sell, assign, transfer or convey our lessee’s interest in any hotel subject to a lease in the future absent consent of such third parties even if such transactions may be in the best interest of our stockholders.
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
In addition, we may be unable to make payments under the leases if we are not able to operate the properties profitably. For example, due to the amount of the lease payments, our subsidiary that leases Clift had not been operating Clift at a profit and Morgans Group had been funding cash shortfalls sustained at Clift in order to enable our subsidiary to make lease payments from time to time. On March 1, 2010, we discontinued subsidizing the lease payments and our subsidiary stopped making the scheduled monthly payments. On September 17, 2010, we and our subsidiaries, entered into a settlement and release agreement with the lessors, which among other things, effectively provided for the settlement of all outstanding litigation claims and disputes among the parties relating to the defaulted lease payments and reduced the lease payments due to lessors for the period from March 1, 2010 through February 29, 2012. Effective March 1, 2012, the annual rent will be as stated in the lease agreement, which currently provides for base annual rent of approximately $6.0 million per year through October 2014 and thereafter, increased at 5-year intervals by a formula tied to increases in the Consumer Price Index, with a maximum increase of 40% and a minimum of 20% at October 2014, and at each payment date thereafter, the maximum increase is 20% and the minimum is 10%. The lease is non-recourse to us. We can provide no assurance that we can operate the property at a profit now or upon increase of payments under the lease in February 2012. Morgans Group also entered into a limited guaranty, dated September 17, 2010, whereby Morgans Group agreed to guarantee losses of up to $6 million suffered by the lessors in the event of certain “bad boy” type acts.

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
•	competition from other hotels in the markets in which we operate;
•	over-building of hotels in the markets in which we operate which results in increased supply and would likely adversely affect occupancy and revenues at our hotels;
•	dependence on business, commercial and leisure travelers and tourism;
•	dependence on group and meeting/conference business;
•	increases in energy costs, and other factors that may affect travel patterns and reduce the number of business and commercial travelers and tourists;
•	requirements for periodic capital reinvestment to repair and upgrade hotels;
•	increases in operating costs due to inflation and other factors that may not be offset by increased room rates;
•	changes in interest rates;
•	changes in the availability, cost and terms of financing;
•	adverse effects of international, national, regional and local economic and market conditions;
•	unforeseen events beyond our control, such as terrorist attacks, travel-related health concerns;
•	adverse affects of continued or worsening conditions in the lodging industry;
•	changes in laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances; and
•	risks generally associated with the ownership of hotel properties and real estate.
These factors could have an adverse effect on our financial condition and results of operations.

Seasonal variations in revenue at our hotels can be expected to cause quarterly fluctuations in our revenues.
The hospitality industry is seasonal in nature. This seasonality can be expected to cause quarterly fluctuations in our revenues. Our revenue is generally highest in the second and fourth quarters. Our quarterly earnings may also be adversely affected by factors outside our control, including weather conditions and poor economic conditions, such as the recent economic downturn, which significantly affected the hospitality industry. As a result, we may have to enter into short-term borrowings in certain quarters in order to offset these fluctuations in revenues.
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
We are responsible for insuring our hotel properties as well as obtaining the appropriate insurance coverage to reasonably protect our interests in the ordinary course of business except in connection with some of our hotels where insurance is provided for by the respective property owners. Additionally, each of our leases and loans typically specifies that comprehensive insurance be maintained on each of our hotel properties, including liability, fire and extended coverage. There are certain types of losses, generally of a catastrophic nature, such as earthquakes and floods or terrorist acts, which may be uninsurable or not economically insurable, or may be subject to insurance coverage limitations, such as large deductibles or co-payments. We will use our discretion in determining amounts, coverage limits, deductibility provisions of insurance and the appropriateness of self-insuring, with a view to maintaining appropriate insurance coverage on our investments at a reasonable cost and on suitable terms. Uninsured and underinsured losses could harm our financial condition and results of operations. We could incur liabilities resulting from loss or injury to our hotels or to persons at our hotels. Claims, whether or not they have merit, could harm the reputation of a hotel or cause us to incur expenses to the extent of insurance deductibles or losses in excess of policy limitations, which could harm our results of operations.

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
We could be responsible for the types of costs discussed above. The costs to clean up a contaminated property, to defend against a claim, or to comply with environmental laws could be material. Future laws or regulations may impose material environmental liabilities on us, or the current environmental condition of our hotel properties may be affected by the condition of the properties in the vicinity of our hotels (such as the presence of leaking underground storage tanks) or by third parties unrelated to us.

Our hotel properties are also subject to the Americans with Disabilities Act. Under the Americans with Disabilities Act, all public accommodations must meet various federal requirements related to access and use by disabled persons. Compliance with the requirements of the Americans with Disabilities Act could require removal of access barriers and non-compliance could result in the U.S. government imposing fines or in private litigants’ winning damages. If we are required to make substantial modifications to our hotels, whether to comply with the Americans with Disabilities Act or other changes in governmental rules and regulations, our financial condition and results of operations could be harmed. In addition, we are required to operate our hotel properties and laundry facilities in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and become applicable to our properties.
Our hotels may be faced with labor disputes or, upon expiration of a collective bargaining agreement, a strike, which would adversely affect the operation of our hotels.
We rely heavily on our employees to provide high-quality personal service at our hotels and any labor dispute or stoppage caused by poor relations with a labor union or the hotels’ employees could adversely affect our ability to provide those services, which could reduce occupancy and room revenue, tarnish our reputation and hurt our results of operations. Most of our employees who work at Morgans, Royalton, Hudson, Mondrian SoHo and Clift are members of local labor unions. Our relationship with our employees or the union could deteriorate due to disputes relating to, among other things, wage or benefit levels or management responses to various economic and industry conditions. The collective bargaining agreement governing the terms of employment for employees working in our New York City hotels will not expire until June 30, 2012. The collective bargaining agreement with the unions representing the majority of the Clift employees expired in 2009. Many of the major hotels in the San Francisco area are negotiating separately with the labor unions. Labor agreements with the unions representing the remaining Clift employees are set to expire in either 2012 or 2013.
Risks Related to Our Organization and Corporate Structure
Morgans Hotel Group Co. is a holding company with no operations.
Morgans Hotel Group Co. is a holding company and we conduct all of our operations through our subsidiaries. Morgans Hotel Group Co. does not have, apart from its ownership of Morgans Group, any independent operations. As a result and although we have no current plan to do so, we would rely on dividends and other payments or distributions from Morgans Group and our other subsidiaries to pay dividends on our common stock. We also rely on dividends and other payments or distributions from Morgans Group and our other subsidiaries to meet our debt service and other obligations, including our obligations in respect of our trust preferred notes, convertible notes and Series A preferred securities. The ability of Morgans Group and our other subsidiaries to pay dividends or make other payments or distributions to us will depend on Morgans Group’s operating results.
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
Substantially all of our businesses are held through our direct subsidiary, Morgans Group. Other than with respect to 954,065 membership units held by affiliates of NorthStar Capital Investment Corp. and LTIP Units convertible into membership units issued as part of our employee compensation plans, we own all of the outstanding membership units of Morgans Group. We may, in connection with acquisitions or otherwise, issue additional membership units of Morgans Group in the future. Such issuances would reduce our ownership of Morgans Group. Because our stockholders do not directly own Morgans Group units, they do not have any voting rights with respect to any such issuances or other corporate level activities of Morgans Group.

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
In addition, our Board of Directors adopted and recently amended and a stockholder protection rights plan which may deter certain takeover tactics. See “Item 1 — 2010 Transactions and Developments — Amendment to the Amended and Restated Stockholder Protection Rights Agreement.”
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
In addition, an affiliate of NorthStar has guaranteed approximately $268.6 million of the indebtedness of subsidiaries of Morgans Group and Messrs. Hamamoto and Gordon agreed to reimburse this guarantor for substantial portions of its guarantee obligation. These guarantees and reimbursement arrangements originally were entered into so that Messrs. Hamamoto and Gordon would not realize taxable capital gains in connection with the formation and structuring transactions undertaken in connection with our IPO in the amount that each has agreed to reimburse. If our current debt were to be repaid, restructured or refinanced, Messrs. Hamamoto and Gordon would be adversely affected unless similar reimbursement arrangements or guarantees were put in place with respect to the new or existing debt of the Morgans Group subsidiaries. Under the Morgans Group operating agreement, we are required to allow the outside investors in Morgans Group to guarantee an amount of Morgans Group indebtedness as is necessary from time to time to enable such investors to avoid recognizing certain taxable gains.
The Investors, who own a substantial number of warrants to purchase our common stock, may have interests that are not aligned with yours and will have substantial influence over the vote on key matters requiring stockholder approval.
As of December 31, 2010, the Investors have 12,500,000 warrants to purchase shares of our common stock issued in connection with the their investment in our Series A preferred securities, which does not include the 5,000,000 contingent warrants that will only become exercisable if we and an affiliate of the Investors are successful in raising a private equity fund pursuant to the terms of a fund formation agreement entered into between an affiliate of the Investors and us.

In addition, the Investors have consent rights over certain transactions for so long as they collectively own or have the right to purchase through exercise of the warrants 6,250,000 shares of our common stock, including, subject to certain exceptions and limitations:
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
On October 15, 2009 we issued 75,000 shares of Series A preferred securities to the Investors. The holders of such Series A preferred securities are entitled to cumulative cash dividends, payable in arrears on every three-month anniversary following the original date of issuance if such dividends are declared by the Board of Directors or an authorized committee thereof, at a rate of 8% per year for the first five years, 10% per year for years six and seven, and 20% per year thereafter. In addition, should the Investors’ nominee fail to be elected to our Board of Directors, the dividend rate would increase by 4% during any time that the Investors’ nominee is not a director. We have the option to accrue any and all dividend payments. As of December 31, 2010, we have not declared or paid any dividends. The accrual of these dividends may have a negative impact on the value of our common stock. In addition, the payment of these dividends may limit our ability to grow and compete by reducing our ability to use capital for other business and operational needs.
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
Because of our significant U.S. real estate holdings, we believe that we are a “United States real property holding corporation” as defined under Section 897 of the Internal Revenue Code. As a result, any “non-U.S. holder” (as defined in the applicable tax provisions) will be subject to U.S. federal income tax on gain recognized on a disposition of our common stock if such non-U.S. holder has held, directly or indirectly, 5% of our common stock at any time during the five-year period ending on the date of the disposition and such non-U.S. holder is not eligible for any treaty exemption.
Changes in market conditions or sales of our common stock could adversely affect the market price of our common stock.
The market price of our common stock depends on various financial and market conditions, which may change from time to time and which are outside of our control. In recent years, U.S. and global financial markets experienced extreme disruption, including extreme volatility in securities prices, which adversely affected the price of our common stock. While economic trends have begun to improve, financial and market conditions continue to be affected by the recent severe economic downturn.
Sales of a substantial number of additional shares of our common stock, or the perception that such sales could occur, also could adversely affect prevailing market prices for our common stock. In addition to the possibility that we may sell shares of our common stock in a public offering at any time, we also may issue shares of common stock in connection with the warrants we issued to the Investors and their affiliates, our Convertible Notes, grants of restricted stock or long term incentive plan units or upon exercise of stock options that we grant to our directors, officers and employees. All of these shares may be available for sale in the public markets from time to time. As of December 31, 2010, there were:
•
12,500,000 shares of common stock issuable upon exercise of the warrants we issued to the Investors, and up to 5,000,000 shares of common stock issuable upon exercise of the contingent warrants we issued to the affiliates of the Investors, at exercise prices of $6.00 per share. The closing stock price at December 31, 2010 was $9.07;

•
7,858,755 shares of common stock issuable upon conversion of the Convertible Notes assuming a conversion rate of 45.5580 shares per $1,000 principal amount of the Convertible Notes, representing a conversion price of approximately $21.95 per share of common stock, which is substantially higher than the closing price of $9.07 per share of our common stock as of December 31, 2010;

•
1,506,337 shares of our common stock issuable upon exercise of outstanding options, of which options to purchase 1,402,083 shares were exercisable, at a weighted average exercise price of $18.78 per share. As of December 31, 2010, all of these options were underwater;

•	1,377,227 LTIP Units outstanding exercisable for a total of 1,377,227 shares of our common stock;
•	632,511 restricted stock units and 894,210 LTIP Units outstanding and subject to vesting requirements for a total of 1,526,721 shares of our common stock; and
•	up to 2,751,391 shares of our common stock available for future grants under our equity incentive plans.
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
During and as a result of the recent global economic downturn, our stock price has been extremely volatile. Our stock price may continue to fluctuate as a result of various factors, such as:
•	general industry and economic conditions, such as the lingering effects of the recent global economic downturn;
•	general stock market volatility unrelated to our operating performance;
•	announcements relating to significant corporate transactions;
•	fluctuations in our quarterly and annual financial results;
•	operating and stock price performance of companies that investors deem comparable to us;
•	changes in government regulation or proposals relating thereto; and
•	sales or the expectation of sales of a substantial number of shares of our common stock in the public market.
The stock markets have, since late 2008, experienced extreme price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stock is traded. Market volatility, as well as the recent global economic downturn, have adversely affected, and may continue to adversely affect, the market price of our common stock, even as current market conditions improve from the lows of the economic recession.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our Hotel Properties
Set forth below is a summary of certain information related to certain of our hotel properties as of December 31, 2010:

							Twelve Months
		Year	Interest		Number		Ended December 31, 2010					Restaurants and
Hotel	City	Opened	Owned		of Rooms		ADR(1)		Occupancy(2)	RevPAR(3)		Bars(4)
Morgans	New York	1984	100%		114		$261		89.8%	$235		Asia de Cuba
Royalton	New York	1988	100%		168		294		88.5%	260		Forty Four
Hudson	New York	2000	(5)		834	(5)	213		88.6%	189		Hudson Hall Hudson Bar Private Park Library Bar Good Units Sky Terrace
Delano South Beach	Miami	1995	100%		194		480		61.1%	293		Blue Door Fish Rose Bar Blue Sea The Florida Room
Mondrian Los Angeles	Los Angeles	1996	100%		237		257		71.2%	183		Asia de Cuba Skybar ADCB, featuring SPiN Hollywood
Clift	San Francisco	2001	(6)		372		187		76.9%	144		Velvet Room Redwood Room Living Room
St Martins Lane	London	1999	50%		204		360	(7)	76.1%	274	(7)	Asia de Cuba Light Bar Rum Bar Bungalow 8
Sanderson	London	2000	50%		150		420	(7)	76.8%	322	(7)	Suka Long Bar Purple Bar Billiard Room Courtyard Garden
Shore Club	Miami	2001	7%		309		285		55.0%	157		Nobu Ago Skybar Redroom Rumbar Sandbar
Mondrian South Beach	Miami	2008	50%		281		232		59.4%	138		Asia de Cuba Sunset Lounge
Ames (8)	Boston	2009	31%		114		217		67.8%	147		Woodward
Hard Rock Hotel & Casino (9)	Las Vegas	2007	12.8	%(10)	1,500		128		78.3%	100		Nobu Las Vegas Rare 120 Pink Taco Johnny Smalls Ago Mr. Lucky’s Espumoso Cafe Center Bar Luxe Bar Vanity
Total/Weighted Average					4,477		$221		76.4%	$165

Non Morgans Hotel Group Branded Hotels:
San Juan Water and Beach Club (11)	San Juan, Puerto Rico	2009	25%		78		130		59.1%	77		Tangerine
Hotel Las Palapas (12)	Playa del Carmen, Mexico	2009	—		75		140		56.0%	79		Acuario’s Restaurant Casa Club Beach Bar
Total/Weighted Average Entire Portfolio					4,630		$218		75.7%	$163

(1)	Average daily rate (“ADR”)

(2)	Average daily occupancy.

(3)
Revenue per available room (“RevPar”) is the product of ADR and average daily occupancy. RevPAR does not include food and beverage revenues or other hotel operations revenues such as telephone, parking and other guest services.

(4)
We operate the restaurants in Morgans, Delano South Beach, Mondrian Los Angeles, Sanderson and St Martins Lane as well as the bars in Delano South Beach, Sanderson, St Martins Lane and Mondrian South Beach through a joint venture arrangement with Chodorow Ventures LLC in which we own a 50% ownership interest.

(5)
We own 100% of Hudson, which is part of a property that is structured as a condominium, in which Hudson constitutes 96% of the square footage of the entire building. Hudson has a total of 920 rooms, including 86 SROs. SROs are single room dwelling units. Each SRO is for occupancy by a single eligible individual. The unit need not, but may, contain food preparation or sanitary facilities, or both. SROs remain from the prior ownership of the building and we are by statute required to maintain these long-term tenants, unless we get their consent, as long as they pay us their rent.

(6)	Clift is operated under a long-term lease, which is accounted for as a financing.

(7)
The currency translation is based on an exchange rate of 1 British pound = 1.55 U.S. dollars, which is an average monthly exchange rate provided by www.oanda.com for the last twelve months ended December 31, 2010.

(8)	Ames opened in November 2009 and all selected operating data presented is for the period the hotel was open.

(9)
On March 1, 2011, our Hard Rock joint venture entered into a comprehensive settlement with its lenders pursuant to which the equity interest in the Hard Rock Hotel & Casino was transferred to the first mezzanine lender and our management agreement was terminated.

(10)
For purposes of accounting for our equity ownership interest in Hard Rock, we calculated a 12.8% ownership interest as of December 31, 2010, based on a weighting of 1.75x to the cash contributions by DLJMB and certain other DLJMB affiliates (such affiliates, together with DLJMB, collectively the “DLJMB Parties”) in excess of $250.0 million, which was, at December 31, 2010, the last agreed weighting for capital contributions beyond the amount initially committed by the DLJMB Parties. Effective March 1, 2011, as part of the Hard Rock comprehensive settlement, we no longer manage or have an ownership interest in the Hard Rock Hotel & Casino and we agreed with the DLJMB Parties that our ownership interest in the joint venture is 8%.

(11)	Operated under a management contract, with an unconsolidated minority ownership interest of approximately 25% at December 31, 2010 based on cash contributions.

(12)	Operated under a management contract.
Included in the above table are the San Juan Water and Beach Club and Hotel Las Palapas, non- Morgans Hotel Group branded hotels that we manage, and in the case of the San Juan Water and Beach Club, in which we had a minority ownership interest. We anticipate that both hotels will be re-developed in the future, once funding is available to the hotels owners. Once re-developed, the hotels are expected to be converted into Morgans Hotel Group branded hotels.
In February 2011, we opened Mondrian SoHo in New York City. The hotel has 270 guest rooms and features an indoor-outdoor bar and seafood restaurant. In addition, it has multi- service meeting facilities featuring a gallery and a gallery terrace with a total capacity for 250 people. We operate the hotel under a 10-year management contract with two 10-year extension options.

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

• 24-hour concierge service
We own a fee simple interest in Morgans. The hotel secures, in part, our amended revolving credit facility as more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt.”
Selected Financial and Operating Information
The following table shows selected financial and operating information for Morgans:

	Year Ended December 31,
	2010	2009	2008	2007	2006
Selected Operating Information:
Occupancy	89.8%	87.0%	81.1%	86.4%	85.0%
ADR	$261	$245	$351	$342	$312
RevPAR	$235	$213	$285	$296	$265
Selected Financial Information (in thousands):
Room Revenue (1)	$9,767	$8,867	$8,813	$12,190	$10,931
Total Revenue (1)	17,543	17,159	19,109	24,124	22,219
Depreciation (1)	2,839	2,805	1,481	1,201	1,354
Operating Income (1)	(1,655)	(2,328)	2,010	5,671	4,851

(1)	Morgans was closed for renovation for three months during 2008.

Royalton
Overview
Opened in 1988, Royalton is located in the heart of midtown Manhattan, steps away from Times Square, Fifth Avenue shopping and the Broadway Theater District. Royalton was renovated during 2007 and has 168 rooms and suites, 37 of which feature working fireplaces. Recently redesigned by noted New York-based design firm Roman & Williams, the hotel is widely regarded for its distinctive lobby which spans a full city block. Royalton features a newly renovated bar and restaurant, Forty Four, which opened in October 2010 after renovation and re-concepting and three unique penthouses with terraces offering views of midtown Manhattan.
Property highlights include:

Location	• 44 West 44th Street, New York, New York

Guest Rooms	• 168, including 27 suites

Food and Beverage	• Forty Four at Royalton, unique restaurant, bar and a lobby lounge with capacity for 295

Meetings Space	• Multi-service meeting facilities consisting of three suites with total capacity for 150

Other Amenities	• 37 working fireplaces and five foot round tubs in 41 guest rooms

• 24-hour concierge service
We own a fee simple interest in Royalton. The hotel secures, in part, our amended revolving credit facility as more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt.”
Selected Financial and Operating Information
The following table shows selected financial and operating information for Royalton:

	Year Ended December 31,
	2010	2009	2008	2007	2006
Selected Operating Information:
Occupancy	88.5%	87.1%	88.0%	84.7%	87.4%
ADR	$294	$276	$390	$384	$339
RevPAR	$260	$240	$343	$326	$297
Selected Financial Information (in thousands):
Room Revenue (1)	$15,952	$14,747	$21,090	$13,840	$18,307
Total Revenue (1)	20,969	20,375	27,891	18,290	24,211
Depreciation (1)	4,880	5,552	4,095	2,328	1,813
Operating Income (1)	(2,864)	(3,581)	2,464	1,383	5,726

(1)	Royalton was closed for renovation for four months during 2007. Royalton’s restaurant was closed for renovation for four months during 2010.

Hudson
Overview
Opened in 2000, Hudson is our largest New York City hotel, with 834 guest rooms and suites, including two ultra-luxurious accommodations — a 3,355 square foot penthouse with a landscaped terrace and an apartment with a 2,500 square foot tented terrace. Hudson occupies the former clubhouse of the American Women’s Association, which was originally constructed in 1929 by J.P. Morgan’s daughter. The hotel, which is only a few blocks away from Columbus Circle, Time Warner Center and Central Park, was designed by Philippe Starck to offer guests affordable luxury and style. Hudson’s notable design includes a 40-foot high ivy-covered lobby and a lobby ceiling fresco by renowned artist Francesco Clemente. The hotel’s food and beverage offerings include Hudson Hall, the primary restaurant, which was renovated, re-concepted and opened in May 2010, Private Park, a restaurant and bar in the indoor/outdoor lobby garden, Hudson Bar, the Library Bar and Sky Terrace, an exclusive landscaped terrace on the 15th floor. In February 2010, we completed and opened Good Units, an exclusive venue for special functions. The raw space was conceived for performances and other experiences. Good Units is located in approximately 8,000 square feet of previously unused basement space within the hotel.
Property highlights include:

Location	• 356 West 58th Street, New York, New York

Guest Rooms	• 834, including 43 suites

Food and Beverage	• Hudson Hall with capacity for 110

• Hudson Bar with capacity for 334

• Library Bar with capacity for 170

• Private Park with capacity for 270

• Good Units, an exclusive venue for special functions, with capacity for 450

Meeting Space	• Multi-service meeting facilities, consisting of three executive board rooms, two suites and other facilities, with total capacity for 1,260

Other Amenities	• 24-hour concierge service

• Full service business center

• Indoor/outdoor private park

• Library with antique billiard tables and books

• Sky Terrace, a private landscaped terrace and solarium

• Fitness center
We own 100% of Hudson, which is part of a property that is structured as a condominium, in which Hudson constitutes 96% of the square footage of the entire building. Hudson has a total of 920 rooms, including 86 SROs. SROs are single room dwelling units. Each SRO is for occupancy by a single eligible individual. The unit need not, but may, contain food preparation or sanitary facilities, or both. SROs remain from the prior ownership of the building and we are by statute required to maintain these long-term tenants, unless we get their consent to terminate the lease, as long as they pay us their rent. Over time, we intend to develop new guest rooms from rooms that were formerly SRO units.
We own a fee simple interest in Hudson. The hotel is subject to mortgage indebtedness as more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt.”

Selected Financial and Operating Information
The following table shows selected financial and operating information for Hudson:

	Year Ended December 31,
	2010	2009	2008	2007	2006
Selected Operating Information:
Occupancy	88.6%	83.8%	90.7%	91.8%	87.6%
ADR	$213	$200	$283	$284	$265
RevPAR	$189	$168	$257	$261	$232
Selected Financial Information (in thousands):
Room Revenue (1)	$57,360	$49,853	$75,722	$76,610	$68,106
Total Revenue (1)	72,804	65,663	97,789	101,271	88,083
Depreciation (1)	7,869	6,813	6,399	6,275	5,092
Operating Income (1)	9,564	6,329	32,885	36,800	33,807

(1)	Hudson’s primary restaurant, Hudson Hall was closed for renovation in late 2009 and opened in May 2010.
Delano South Beach
Overview
Opened in 1995, Delano South Beach has 194 guest rooms, suites and lofts and is located in the heart of Miami Beach’s fashionable South Beach Art Deco district. Room renovations began in 2006, including technology upgrades and upgrading of suites and bungalows, and was completed in October 2007. Formerly a 1947 landmark hotel, Delano South Beach is noted for its simple white Art Deco décor. The hotel features an “indoor/outdoor” lobby, the Water Salon and Orchard (which is Delano South Beach’s landscaped orchard and 100-foot long pool) and beach facilities. The hotel’s accommodations also include eight poolside bungalows and a penthouse and apartment. Delano South Beach’s restaurant and bar offerings include the recently re-concepted restaurant Blue Door Fish, which opened in November 2010, Blue Sea, a poolside bistro, the Rose Bar and a lounge, The Florida Room, designed by Kravitz Design. The hotel also features Agua Spa, a full-service spa facility.
Property highlights include:

Location	• 1685 Collins Avenue, Miami Beach, Florida

Guest Rooms	• 194, including a penthouse, apartment, nine suites, four lofts and eight poolside bungalows and ten cabanas

Food and Beverage	• Blue Door Fish Restaurant with seating for 205

• Blue Sea Restaurant with seating for 35

• Rose Bar and lobby lounge with capacity for 358

• The Florida Room lounge with capacity for 201

Meeting Space	• Multi-service meeting facilities, consisting of one executive boardroom and other facilities, with total capacity for 24

Other Amenities	• Swimming pool and water salon

• Agua Spa and solarium

• Billiards area

• 24-hour concierge service
We own a fee simple interest in Delano South Beach. The hotel secures, in part, our amended revolving credit Facility as more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt.”

Selected Financial and Operating Information
The following table shows selected financial and operating information for Delano South Beach:

	Year Ended December 31,
	2010	2009	2008	2007	2006
Selected Operating Information:
Occupancy	61.1%	62.3%	79.3%	73.0%	67.1%
ADR	$480	$488	$540	$557	$505
RevPAR	$293	$304	$428	$407	$338
Selected Financial Information (in thousands):
Room Revenue	$20,780	$21,539	$30,417	$28,923	$23,961
Total Revenue	43,628	44,814	62,115	56,603	50,433
Depreciation	4,868	4,646	5,776	3,858	2,203
Operating Income	9,542	11,024	18,917	17,852	16,100
Mondrian Los Angeles
Overview
Acquired in 1996 and renovated in 2008, Mondrian Los Angeles has 237 guest rooms, studios and suites. The renovation, which was completed in October 2008 and designed by international designer Benjamin Noriega-Ortiz, included lobby renovations, room renovations, including the replacement of bathrooms, and technology upgrades. The hotel is located on Sunset Boulevard in close proximity to Beverly Hills, Hollywood and the downtown Los Angeles business district. Mondrian Los Angeles’ accommodations also feature a two bedroom, 2,025 square foot penthouse and an apartment, each of which has an expansive terrace affording city-wide views. The hotel features the Asia de Cuba restaurant, Skybar, ADCB lounge, Outdoor Living Room and Agua Spa. In 2010, SPiN New York, a table tennis social club, launched SPiN Hollywood at Mondrian, a ping-pong event space in the ADCB lounge, which is operated by SPiN under a lease agreement.
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

• Agua Spa

• Heated swimming pool

• Outdoor living room

• 24-hour concierge service

• Full service business center

• 24-hour fitness center

We own a fee simple interest in Mondrian Los Angeles. The hotel is subject to mortgage indebtedness as more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt.”
Selected Financial and Operating Information

	Year Ended December 31,
	2010	2009	2008	2007	2006
Selected Operating Information:
Occupancy	71.2%	63.4%	52.0%	76.5%	79.1%
ADR	$257	$264	$348	$327	$315
RevPAR	$183	$167	$181	$250	$249
Selected Financial Information (in thousands):
Room Revenue (1)	$15,862	$14,483	$15,715	$21,623	$21,579
Total Revenue (1)	31,727	31,266	33,408	44,443	43,978
Depreciation (1)	5,331	5,239	3,373	2,182	1,727
Operating Income (1)	5,208	4,049	4,920	14,429	15,873

(1)	Mondrian Los Angeles was under renovation for the majority of 2008.
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
Property highlights include:

Location	• 495 Geary Street, San Francisco, California

Guest Rooms	• 372, including 25 suites

Food and Beverage	• Velvet Room restaurant with seating for 139

• Redwood Room bar with capacity for 124

• Living Room with capacity for 46

Meeting Space	• Multi-service meeting facilities, consisting of two executive boardrooms, one suite and other facilities, with total capacity for 403

Other Amenities	• 24-hour concierge service

• Full service business center

• 24-hour fitness center
Our rights to operate Clift in San Francisco are based upon our interest under a 99-year lease. The lease is accounted for as a financing as more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt.”

Selected Financial and Operating Information
The following table shows selected financial and operating information for Clift:

	Year Ended December 31,
	2010	2009	2008	2007	2006
Selected Operating Information:
Occupancy	76.9%	65.5%	74.8%	74.3%	70.6%
ADR	$187	$201	$254	$259	$239
RevPAR	$144	$131	$190	$192	$169
Selected Financial Information (in thousands):
Room Revenue	$19,547	$17,700	$25,297	$25,497	$22,370
Total Revenue	31,861	30,702	42,066	43,337	38,686
Depreciation	3,128	3,028	2,602	2,372	5,487
Operating (loss) income	(1,284)	(2,712)	5,041	4,383	(12)
St Martins Lane
Overview
Opened in 1999, St Martins Lane has 204 guestrooms and suites, including 16 rooms with private patio gardens, and a loft-style luxury penthouse and apartment with expansive views of London. The renovated 1960s building that previously housed the Mickey Mouse Club and the Lumiere Cinema is located in the hub of Covent Garden and the West End theatre district, within walking distance of Trafalgar Square, Leicester Square and the London business district. Designed by Philippe Starck, the hotel’s meeting and special event space includes the Back Room, Studios, and an executive boardroom. St Martins Lane features Asia de Cuba Restaurant; The Rum Bar, which is a modern twist on the classic English pub; the Light Bar, an exclusive destination which has attracted significant celebrity patronage and received frequent media coverage; and Bungalow 8, a members-only bar. Gymbox, a state-of- the-art gym, is operated by a third party under a lease agreement.
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

• Full service business center

• Gymbox fitness center
We operate St Martins Lane through Morgans Hotels Group Europe Limited, a 50/50 joint venture with an affiliate of Walton Street Capital LLC. The hotel is subject to mortgage indebtedness, as more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements.”

Selected Financial and Operating Information
The following table shows selected financial and operating information for St Martins Lane:

	Year Ended December 31,
	2010	2009	2008	2007	2006
Selected Operating Information:
Occupancy	76.1%	74.4%	75.0%	77.1%	78.2%
ADR (1)	$360	$323	$420	$467	$399
RevPAR (1)	$274	$240	$315	$360	$312
Selected Financial Information (in thousands): (1)
Room Revenue	$20,447	$17,698	$19,647	$20,772	$19,554
Total Revenue	38,125	43,825	40,078	41,117	38,979
Depreciation	3,403	4,102	4,020	3,398	3,160
Operating Income	8,331	6,249	8,658	10,955	9,354

(1)
The currency translation is based on an exchange rate of 1 British pound to 1.55 U.S. dollars, which is an average monthly exchange rate provided by www.oanda.com for the last 12 months ending December 31, 2010.

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

• Billiard Room

• Agua Spa

• 24-hour concierge service

• Full service business center

• 24-hour fitness center

We operate Sanderson through Morgans Europe, a 50/50 joint venture with an affiliate of Walton. Through Morgans Europe, we operate Sanderson under a 150-year lease. The hotel is subject to mortgage indebtedness, which was refinanced in 2010, as more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements.”
Selected Financial and Operating Information
The following table shows selected financial and operating information for Sanderson:

	Year Ended December 31,
	2010	2009	2008	2007	2006
Selected Operating Information:
Occupancy	76.8%	71.8%	74.1%	77.8%	77.5%
ADR (1)	$420	$386	$483	$539	$475
RevPAR (1)	$322	$278	$358	$419	$368
Selected Financial Information (in thousands): (1)
Room Revenue	$17,672	$15,039	$16,403	$17,777	$16,963
Total Revenue	30,524	33,739	31,144	33,428	32,884
Depreciation	2,566	2,328	2,326	2,624	3,627
Operating Income	5,378	3,998	5,504	6,379	4,927

(1)
The currency translation is based on an exchange rate of 1 British pound to 1.55 U.S. dollars, which is an average monthly exchange rate provided by www.oanda.com for the last 12 months ended December 31, 2010.

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

• Spa @ Shore Club

• Salon, jewelry shop, clothing shop and gift shop

• Concierge service
We operate Shore Club under a management contract and owned a minority interest of approximately 7% at December 31, 2010. The hotel is subject to mortgage indebtedness, as more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements.” In March 2010, the lender for the Shore Club mortgage initiated foreclosure proceedings against the property in U.S. federal district court. In October 2010, the federal court dismissed the case for lack of jurisdiction. In light of this dismissal, it is possible that the lender may initiate foreclosure proceedings in state court. We have continued to operate the hotel pursuant to the management agreement during these proceedings. However, there can be no assurances we will continue to operate the hotel in the event foreclosure proceedings are reinitiated and completed.
Selected Financial and Operating Information
The following table shows selected financial and operating information for Shore Club:

	Year Ended December 31,
	2010	2009	2008	2007	2006
Selected Operating Information:
Occupancy	55.0%	50.8%	64.2%	65.1%	65.7%
ADR	$285	$307	$388	$436	$373
RevPAR	$157	$156	$249	$284	$245
Selected Financial Information (in thousands):
Room Revenue	$17,616	$17,562	$28,181	$32,006	$27,467
Total Revenue	27,084	27,430	43,291	48,759	42,423
Depreciation	4,634	4,395	4,562	4,877	9,662
Operating (loss) income	(4,416)	(4,067)	8,305	8,386	1,102
Hard Rock Hotel & Casino Las Vegas
Overview
On February 2, 2007, we along with our joint venture partner, DLJMB, acquired the Hard Rock. In 2009, we completed a majority of a large-scale expansion project at the Hard Rock. The expansion included the addition of approximately 865 guest rooms and suites, approximately 490 of which are in our Paradise Tower that opened in July 2009 and the remaining approximately 375 of which are in our all suite HRH Tower that opened in late December 2009. As part of the expansion project, in April 2009, we opened approximately 74,000 square feet of additional meeting and convention space, several new food and beverage outlets and a new larger The Joint live entertainment venue.
In December 2009, we opened approximately 30,000 square feet of new casino space, a new spa, salon and fitness center, Reliquary and a new nightclub, Vanity. The expansion project also included upgrades to existing suites, restaurants and bars, retail shops and common areas, each of which was completed in 2008. We transformed the property into what we believe is a world class destination resort offering a luxurious Las Vegas experience. During this transformation, we focused on retaining the heart and soul that we believe has made the Hard Rock the icon that it is today, and preserving an intimate and exclusive environment with unique advantages such as a world-class pool and comfortable boutique feel. In March 2010, we opened an expanded hotel pool, outdoor gaming and additional food and beverage outlets, which completed the remaining portions of the expansion project as scheduled and within the parameters of the original budget.

Property highlights include:

Location	• 4455 Paradise Road, Las Vegas

Guest Rooms	• Three hotel towers with 1,500 stylishly furnished hotel rooms averaging approximately 500 square feet in size (including 450 suites, nine penthouses, 10 pool villas and eight multi-level spa villas)

Food and Beverage	• Nobu with seating for 300

• Rare 120 with seating for 170

• Pink Taco with seating for 260

• Espumosa Café with seating for 35

• Mr. Lucky’s with seating for 200

• Ago with seating for 180

• Johnny Smalls with seating for 140

• Starbucks

• Nine cocktail lounges, including two circular lounges, called “Luxe Bar” and “Center Bar”, that are elevated and surrounded by the gaming floor

Meeting Space	• 80,000 square-feet of banquet and meeting facilities

Other Amenities	• An approximately 60,000 square foot uniquely styled casino with 707 slot machines and 87 table games

• An approximately 3,000 square-foot high end Poker Lounge with 8 tables and a connected bar

• An approximately 3,600 square foot retail store, a jewelry store and a lingerie store

• Vanity nightclub, with capacity for 1,400

• A premier live music concert hall, called “The Joint”, with a capacity of 4,100 persons and which draws audiences from Las Vegas visitors as well as local residents

• An approximately 21,000 square-foot sap, salon and fitness center, called “Reliquary”, and an approximately 8,000 square-foot health club, called “The Rock Fitness Center”

• 24-hour concierge service

• 24-hour room service
Since the formation of the Hard Rock joint venture, additional disproportionate cash contributions were made by the DLJMB Parties until March 1, 2011. As of December 31, 2010, the DLJMB Parties had contributed an aggregate of $424.4 million in cash and the Company and Morgans Group (“Morgans Parties”) had contributed an aggregate of $75.8 million in cash. In 2009, we wrote down our investment in Hard Rock to zero.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements.”
For purposes of accounting for our equity ownership interest in Hard Rock, we calculated a 12.8% ownership interest as of December 31, 2010, based on a weighting of 1.75x to the DLJMB Parties cash contributions in excess of $250.0 million, which was, at December 31, 2010, the last agreed weighting for capital contributions beyond the amount initially committed by the DLJMB Parties.
Effective March 1, 2011, as part of the Hard Rock comprehensive settlement, our Hard Rock management agreement was terminated, the joint venture interest in the Hard Rock was transferred to a Hard Rock mezzanine lender, and we agreed with the DLJMB Parties that our ownership interest in the joint venture is 8%.

Selected Financial and Operating Information
The following table shows selected financial and operating information for Hard Rock:

				For the Period
	For the Year Ended December 31,			from Feb. 2, 2007
	2010	2009	2008	to Dec. 31, 2007
Selected Operating Information:
Occupancy	78.3%	88.2%	91.7%	94.6%
ADR	$128	$134	$186	$207
RevPAR	$100	$118	$171	$196
Selected Financial Information (in thousands):
Room Revenue (1)	$55,405	$35,063	$39,008	$42,220
Total Revenue (1)	247,471	185,698	164,345	173,655
Depreciation (1)	55,575	23,062	23,454	17,413
Operating (loss) income (1)	(60,937)	(131,851)	(202,895)	19,626

(1)	The hotel was under expansion and renovation during 2008, 2009 and 2010. Operating loss is after impairment losses and pre-opening expenses incurred to expand the property.
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

• Lush gardens and landscaped labyrinthine trails

• 24-hour concierge service

• Full service business center

• 24-hour fitness center

We operate the Mondrian South Beach under a management agreement and own a 50% equity interest in the joint venture. The hotel is subject to mortgage indebtedness, as more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements.”
Selected Financial and Operating Information
The following table shows selected financial and operating information for Mondrian South Beach for the years ended December 31, 2010 and 2009 and the period from December 1, 2008, when the hotel opened, to December 31, 2008:

			For the period
	Year Ended		from
	December 31,		Dec. 1, 2008-Dec.
	2010	2009	31, 2008
Selected Operating Information:
Occupancy	59.4%	51.2%	55.0%
ADR	$232	$221	$289
RevPAR	$138	$113	$159
Selected Financial Information (in thousands):
Room Revenue	$14,149	$11,864	1,020
Total Revenue	25,795	24,387	$69,105
Depreciation	830	108	53
Operating loss	(646)	(1,246)	(6,417)
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

• Full service business center

• 24-hour fitness center
We operate Ames under a management agreement and owned an approximately 31% equity interest in the joint venture as of December 31, 2010. The hotel is subject to mortgage indebtedness, as more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off- Balance Sheet Arrangements.”

Selected Financial and Operating Information
The following table shows selected financial and operating information for Ames in Boston for the year ended December 31, 2010 and the period from November 19, 2009, when the hotel opened, to December 31, 2009:

		For the period from
	Year Ended	Nov. 19, 2009 to
	Dec. 31, 2010	Dec. 31, 2009
Selected Operating Information:
Occupancy	67.8%	33.4%
ADR	$217	$175
RevPAR	$147	$58
Selected Financial Information (in thousands):
Room Revenue	$6,122	$223
Total Revenue	11,545	860
Depreciation	2,816	—
Operating loss	(3,249)	(123)
San Juan Water and Beach Club
On October 18, 2009 we began managing the San Juan Water and Beach Club Hotel, a 78-key beachfront hotel in Isla Verde, Puerto Rico, pursuant to a 10-year management agreement. Among other awards, San Juan Water and Beach Club Hotel has been listed on Conde Nast Traveler’s Gold List as one of the “World’s Best Places To Stay” and has been number three on Conde Nast Traveler’s top ten list of Caribbean/Atlantic hotels. The owners intend to obtain development rights to build a Morgans Hotel Group branded hotel including a 30,000 square foot casino. We are operating the San Juan Water and Beach Club Hotel as a separate independent hotel pending re-development into a Morgans Hotel Group branded property. During 2010, we contributed approximately $0.8 million toward the renovation of the hotel, which is treated as a minority percentage ownership, and was approximately 25% as of December 31, 2010.
Selected Financial and Operating Information
The following table shows selected financial and operating information for San Juan Water and Beach Club for the year ended December 31, 2010 and the period from October 18, 2009, when we began managing the hotel, to December 31, 2009:

		For the period from
	Year Ended	Oct. 18, 2009 to
	Dec. 31, 2010	Dec. 31, 2009
Selected Operating Information:
Occupancy	59.1%	53.2%
ADR	$130	$136
RevPAR	$77	$72
Selected Financial Information (in thousands):
Room Revenue (1)	$2,185	$593
Total Revenue (1)	3,499	949
Depreciation (1)	74	19
Operating loss (1)	(1,866)	(747)

(1)	The hotel was under renovation during the majority of 2010.

Hotel Las Palapas
On December 15, 2009, we began managing Hotel Las Palapas, a 75-key beachfront hotel located in Playa del Carmen, Riviera Maya, Mexico, pursuant to a five-year management agreement with one five-year renewal option. Hotel Las Palapas is owned by affiliates of Walton, our joint venture partners in the ownership of two other hotels — the Sanderson and St Martins Lane hotels in London. The hotel, with its magnificent beach of white sand, is centrally located on the 5th Avenue of Playa del Carmen, famous for its numerous restaurants, bars and small shops. Walton plans to convert the site into a Morgans Hotel Group branded hotel when economic conditions improve. We are operating Hotel Las Palapas as a separate independent hotel pending re-development into a Morgans Hotel Group branded property.
Selected Financial and Operating Information
The following table shows selected financial and operating information for Hotel Las Palapas for the year ended December 31, 2010 and the period from December 15, 2009, when we began managing the hotel, to December 31, 2009:

		For the period from
	Year Ended	Dec. 15, 2009 to
	Dec. 31, 2010	Dec. 31, 2009
Selected Operating Information:
Occupancy	56.0%	74.7%
ADR	$140	$175
RevPAR	$78	$131
Selected Financial Information (in thousands):
Room Revenue (1)	$1,266	$90
Total Revenue (1)	2,583	110
Depreciation (1)	5	2
Operating loss (1)	(758)	29

ITEM 3.	LEGAL PROCEEDINGS
Litigation
Potential Litigation
We understand that Mr. Philippe Starck has attempted to initiate arbitration proceedings in the London Court of International Arbitration regarding an exclusive service agreement that he entered into with Residual Hotel Interest LLC (formerly known as Morgans Hotel Group LLC) in February 1998 regarding the design of certain hotels now owned by us. We are not a party to these proceedings at this time. See note 6 of our consolidated financial statements.
Petra Litigation Regarding Scottsdale Mezzanine Loan
On April 7, 2010, Petra CRE CDO 2007-1, LTD, a Cayman Islands Exempt Company (“Petra”), filed a complaint against Morgans Group in the Supreme Court of the State of New York County of New York in connection with an approximately $14.0 million non-recourse mezzanine loan made on December 1, 2006 by Greenwich Capital Financial Products Company LLC, the original lender, to Mondrian Scottsdale Mezz Holding Company LLC, a wholly-owned subsidiary of Morgans Group LLC. The mezzanine loan relates to the Scottsdale, Arizona property previously owned by us. In connection with the mezzanine loan, Morgans Group entered into a so-called “bad boy” guaranty providing for recourse liability under the mezzanine loan in certain limited circumstances. Pursuant to an assignment by the original lender, Petra is the holder of an interest in the mezzanine loan. The complaint alleges that the foreclosure of the Scottsdale property by a senior lender on March 16, 2010 constitutes an impermissible transfer of the property that triggered recourse liability of Morgans Group pursuant to the guaranty. Petra demands damages of approximately $15.9 million plus costs and expenses.
We believe that a foreclosure based on a payment default does not create one of the limited circumstances under which Morgans Group would have recourse liability under the guaranty. On May 27, 2010, we answered Petra’s complaint, denying any obligation to make payment under the guaranty. On July 9, 2010, Petra moved for summary judgment on the ground that the loan documents unambiguously establish Morgans Group’s obligation under the guaranty. Petra also moved to stay discovery pending resolution of its motion. We opposed Petra’s motion for summary judgment, and similarly moved for summary judgment in favor of us on grounds that the guaranty was not triggered by a foreclosure resulting from a payment default. On December 20, 2010, the court granted our motion for summary judgment dismissing the complaint, and denied the plaintiff’s motion for summary judgment. The action has accordingly been dismissed. Petra has appealed the decision. We will continue to defend this lawsuit vigorously. However, it is not possible to predict the outcome of the lawsuit.
Other Litigation
We are involved in various lawsuits and administrative actions in the normal course of business. In management’s opinion, disposition of these lawsuits is not expected to have a material adverse effect on our financial position, results of operations or liquidity.
ITEM 4.
REMOVED AND RESERVED

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

Period	High	Low
First Quarter 2009	$5.15	$1.61
Second Quarter 2009	$4.88	$3.35
Third Quarter 2009	$6.21	$3.30
Fourth Quarter 2009	$5.64	$3.10
First Quarter 2010	$6.96	$3.74
Second Quarter 2010	$8.99	$5.51
Third Quarter 2010	$7.99	$5.46
Fourth Quarter 2010	$10.13	$6.90
On March 15, 2011, the closing sale price for our common stock, as reported on the Nasdaq Global Market, was $8.27. As of March 15, 2011, there were 47 record holders of our common stock, although there is a much larger number of beneficial owners.
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
The Series A preferred securities we issued in October 2009 have an 8% dividend rate for the first five years, a 10% dividend rate for years six and seven, and a 20% dividend rate thereafter. We have the option to accrue any and all dividend payments. As of December 31, 2010, we had not declared or paid any dividends on the Series A preferred securities.

Performance Graph
The following graph below shows the cumulative total stockholder return of our common stock from our IPO date of February 17, 2006 through December 31, 2010 compared to the S&P 500 Stock Index and the S&P 500 Hotels. The graph assumes that the value of the investment in our common stock and each index was $100 at February 17, 2006. The Company has declared no dividends during this period. The stockholder return on the graph below is not indicative of future performance.
Comparison of Cumulative Total Return of the Company, S&P 500 Stock Index
and S&P 500 Hotels Index From February 17, 2006 through December 31, 2010

Comparison of Cumulative Total Return

$140
$120
$100
$80
$60
$40
$20
$-
2/17/06
3/31/06
6/30/06
9/30/06
12/31/06
3/31/07
6/30/07
9/30/07
12/31/07
3/31/08
6/30/08
9/30/08
12/31/08
3/31/09
6/30/09
9/30/09
12/31/09
3/31/10
6/30/10
9/30/10
12/31/10
Morgans Hotel Group Co.
S&P 500 Stock Index
S&P 500 Hotels Index

	2/17/2006	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Morgans Hotel Group Co.	$100.00	$84.65	$96.40	$23.30	$22.85	$44.35
S&P 500 Stock Index	100.00	110.18	114.07	70.17	86.63	97.70
S&P 500 Hotels Index	100.00	112.27	96.72	48.27	74.93	113.75

ITEM 6.	SELECTED FINANCIAL DATA
The following selected historical financial and operating data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K.
The following table contains selected consolidated financial data for the years ended December 31, 2010, 2009, 2008 and 2007 and the period from February 17, 2006 to December 31, 2006, together with consolidated financial data derived from our predecessor’s audited combined financial statements for the period from January 1, 2006 to February 16, 2006. Information included for the years ended December 31, 2010, 2009, 2008, and 2007, and for the period from February 17, 2006 to December 2006, is derived from the Company’s audited consolidated financial statements. The historical results do not necessarily indicate results expected for any future period.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except operating and per share data)
Statement of Operations Data:
Total hotel revenues	$218,032	$209,978	$282,379	$288,068	$264,322
Total revenues	236,370	225,051	300,679	306,249	273,091
Total hotel operating costs	170,600	169,557	192,524	189,321	170,244
Corporate expenses, including stock compensation	34,538	33,514	41,889	44,744	27,306
Depreciation and amortization	32,158	29,623	24,912	18,774	18,145
Total operating costs and expenses	246,761	250,690	270,150	256,067	215,695
Operating (loss) income	(10,391)	(25,639)	30,529	50,182	57,396
Interest expense, net	42,483	49,401	43,221	38,423	49,621
Net loss from continuing operations	(100,818)	(89,235)	(44,429)	(8,463)	(7,566)
Income (loss) from discontinued operations	17,170	(12,370)	(10,140)	(3,512)	(2,662)
Net loss	(83,648)	(101,605)	(54,569)	(11,975)	(10,228)
Net loss (income) attributable to noncontrolling interest	2,239	1,881	(2,104)	(3,098)	(3,697)
Net loss attributable to Morgans Hotel Group Co.	(81,409)	(99,724)	(56,673)	(15,073)	(13,925)
Preferred stock dividends and accretion	(8,554)	(1,746)	—	—	—
Net loss attributable to common shareholders	(89,963)	(101,470)	(56,673)	(15,073)	(13,925)
Net loss per share attributable to common shareholders, basic and diluted	(2.94)	(3.38)	(1.80)	(0.45)	(0.30)
Weighted average common shares outstanding	30,563	30,017	31,413	33,239	33,492

Cash Flow Data:
Net cash (used in) provided by:
Operating activities	$(7,252)	$(20,805)	$22,134	$43,313	$14,792
Investing activities	(19,015)	(35,004)	(42,008)	(98,128)	(75,311)
Financing activities	(37,439)	76,122	(52,615)	148,696	65,935

	As of December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents (1),(2)	$5,250	$68,956	$48,643	$121,132	$27,251
Restricted cash (1)	28,783	21,109	19,737	25,621	23,282
Property and equipment, net (1),(2)	459,591	478,189	495,681	463,520	426,736
Investment in hotel property of discontinued operations, net (2)	—	23,977	42,531	60,252	55,418
Assets of property held for non-sale disposition, net (2)	9,775	10,113	21,681	17,397	15,091
Total assets	714,776	838,238	855,464	943,578	758,006
Mortgage notes payable	331,158	364,000	370,000	370,000	370,000
Mortgage debt of discontinued operations	—	40,000	40,000	40,000	40,000
Promissory notes payable of property held for non-sale disposition, net (2)	10,500	10,500	10,000	10,000	10,000
Financing and capital lease obligations	331,117	325,013	297,179	309,199	135,870
Long-term debt and capital lease obligations	672,775	739,013	717,179	713,737	553,197
Preferred stock	51,118	48,564	—	—	—
Total MHGC stockholders’ (deficit) equity	(12,721)	9,020	43,388	138,742	122,446
Total (deficit) equity	(1,805)	23,411	61,356	157,766	142,763

(1)
Financial statement data has been adjusted to present Mondrian Scottsdale as a discontinued operation. The lender foreclosed on the property and terminated our management agreement related to the property with an effective termination date of March 16, 2010.

(2)
Balance sheet data has been adjusted to present the property across from Delano South Beach as property held for non-sale disposition separately from our other assets and liabilities. In January 2011, our indirect subsidiary transferred its interests in the property to SU Gales Properties, LLC and as result of this transfer we were released from the $10.5 million non-recourse mortgage and mezzanine indebtedness. For further discussion and information on this property held for non-sale disposition, see the consolidated balance sheets in the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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
Overview
We are a fully integrated hospitality company that operates, owns, acquires, develops and redevelops boutique hotels primarily in gateway cities and select resort markets in the United States and Europe. Over our 27-year history, we have gained experience operating in a variety of market conditions.
The historical financial data presented herein is the historical financial data for:
•	our Owned Hotels as of December 31, 2010, consisting of Morgans, Royalton and Hudson in New York, Delano South Beach in Miami Beach, Mondrian Los Angeles in Los Angeles, and Clift in San Francisco;
•
our Joint Venture Hotels as of December 31, 2010, consisting of our London hotels (Sanderson and St Martins Lane), Hard Rock Hotel & Casino in Las Vegas, Mondrian South Beach and Shore Club in Miami Beach, Ames in Boston, and the San Juan Water and Beach Club in Isla Verde, Puerto Rico;

•	our investments in hotels under construction, such as Mondrian SoHo prior to its opening in February 2011, and our investment in other proposed properties;
•	our investment in certain joint venture food and beverage operations at our Owned Hotels and Joint Venture Hotels, discussed further below;
•	our management company subsidiary, Morgans Hotel Group Management LLC, or MHG Management Company, and certain non-U.S. management company affiliates; and
•
the rights and obligations contributed to Morgans Group, our operating company, in the formation and structuring transactions described in note 1 to the consolidated financial statements, included elsewhere in this report.

As of December 31, 2010, we consolidate the results of operations, including food and beverage operations, for all of our Owned Hotels. Certain food and beverage operations at three of our Owned Hotels, are operated under 50/50 joint ventures with restaurateur Jeffrey Chodorow. We consolidate the food and beverage joint ventures as we believe that we are the primary beneficiary of these entities. Our partner’s share of the results of operations of these food and beverage joint ventures are recorded as noncontrolling interests in the accompanying consolidated financial statements.
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

As of December 31, 2010, we operated the following Joint Venture Hotels under management agreements which expire as follows:
•	Sanderson — June 2018 (with one 10-year extension at our option);
•	St Martins Lane — June 2018 (with one 10-year extension at our option);
•	Shore Club — July 2022;
•	Hard Rock —February 2027 (subsequently terminated effective March 1, 2011);
•	Mondrian South Beach — August 2026;
•	Ames — November 2024; and
•	San Juan Water and Beach Club — October 2019 (subject to certain conditions).
In addition to the Joint Venture Hotels, we also manage Hotel Las Palapas in Playa del Carmen, Mexico under a management agreement which expires in December 2014, with one five-year extension, which is automatic so long as we are not in default under the management agreement. We do not have an ownership interest in Hotel Las Palapas.
In February 2011, we opened Mondrian SoHo which we manage under a 10-year management agreement with two 10-year extension options. We have signed management agreements to manage various other hotels that are in development, including a Mondrian Palm Springs project, a Delano project in Cabo San Lucas, Mexico, a Delano project on the Aegean Sea in Turkey, a hotel project in the Highline area in New York City and a Mondrian project in Doha, Qatar, but we are unsure of the future of the development of these hotels as financing has not yet been obtained.
These management agreements may be subject to early termination in specified circumstances. Several of our hotels are also subject to substantial mortgage and mezzanine debt, and in some instances our management fee is subordinated to the debt, and our management agreements may be terminated by the lenders on foreclosure or certain other related events.
In March 2010, the lender for the Shore Club mortgage initiated foreclosure proceedings against the property in U.S. federal district court. In October 2010, the federal court dismissed the case for lack of jurisdiction. In light of this dismissal, it is possible that the lender may initiate foreclosure proceedings in state court. We have continued to operate the hotel pursuant to the management agreement during these proceedings. However, there can be no assurances that we will continue to operate the hotel in the event of foreclosure.
In October 2010, the mortgage loan secured by Ames matured, and the joint venture did not satisfy the conditions necessary to exercise the first of two remaining one-year extension options available under the loan, which included funding a debt service reserve account, among other things. As a result, the mortgage lender for Ames served the joint venture with a notice of default and acceleration of debt. In February 2011, the joint venture reached an agreement with the lender whereby the lender waived the default, reinstated the loan and extended the loan maturity date until October 9, 2011. In connection with the amendment, the joint venture was required to deposit $1 million into a debt service account.

Factors Affecting Our Results of Operations
Revenues. Changes in our revenues are most easily explained by three performance indicators that are commonly used in the hospitality industry:
•	Occupancy;
•	Average daily room rate (“ADR”); and
•
Revenue per available rooms (“RevPAR”), which is the product of ADR and average daily occupancy, but does not include food and beverage revenue, other hotel operating revenue such as telephone, parking and other guest services, or management fee revenue.

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

•	Other hotel revenue. Other hotel revenue, which consists of ancillary revenue such as telephone, parking, spa, entertainment and other guest services, is principally driven by hotel occupancy.
•	Management fee-related parties revenue and other income. We earn fees under our management agreements. These fees may include management fees as well as reimbursement for allocated chain services.
Fluctuations in revenues, which tend to correlate with changes in gross domestic product, are driven largely by general economic and local market conditions but can also be impacted by major events, such as terrorist attacks or natural disasters, which in turn affect levels of business and leisure travel.
The seasonal nature of the hospitality business can also impact revenues. For example, our Miami hotels are generally strongest in the first quarter, whereas our New York hotels are generally strongest in the fourth quarter. However, given the global economic downturn, the impact of seasonality in 2009 and 2010 was not as significant as in prior periods and may remain less pronounced throughout 2011 depending on the timing and strength of the economic recovery.
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
•
Interest expense of property held for non-sale disposition. Interest expense of property held for non-sale disposition includes interest on our non-recourse promissory notes on the property across from the Delano South Beach.

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

•
Impairment loss on property held for non-sale disposition. When certain triggering events occur, we periodically review each asset for possible impairment. If such asset is considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds the estimated discounted future cash flows of the asset, taking into account the applicable assets expected cash flow from operations, holding period and net proceeds from the disposition of the asset. For the year ended December 31, 2009, management concluded that our investment in the property across the street from Delano South Beach was impaired.

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

•
Income tax expense (benefit). All of our foreign subsidiaries are subject to local jurisdiction corporate income taxes. Income tax expense is reported at the applicable rate for the periods presented. We are subject to Federal and state income taxes. Income taxes for the years ended December 31, 2010, 2009 and 2008 were computed using our calculated effective tax rate. We also recorded net deferred taxes related to cumulative differences in the basis recorded for certain assets and liabilities. We established a reserve on the deferred tax assets based on the ability to utilize net operating losses going forward.

•
Noncontrolling interest. Noncontrolling interest constitutes our third-party food and beverage joint venture partner’s interest in the profits and losses of the restaurant ventures at certain of our hotels as well as the percentage of membership units in Morgans Group, our operating company, owned by Residual Hotel Interest LLC, our former parent, as discussed in note 2 of our consolidated financial statements.

•
Income (loss) from discontinued operations, net of tax. In March 2010, the mortgage lender foreclosed on Mondrian Scottsdale and we were terminated as the property’s manager. As such, we have recorded the income or loss earned from Mondrian Scottsdale in the income (loss) from discontinued operations, net of tax, on the accompanying consolidated financial statements.

•
Preferred stock dividends and accretion. Dividends attributable to our outstanding preferred stock and the accretion of the fair value discount on the issuance of the preferred stock are reflected as adjustments to our net loss to arrive at net loss attributable to common stockholders, as discussed in note 11 of our consolidated financial statements.

Most categories of variable operating expenses, such as operating supplies, and certain labor, such as housekeeping, fluctuate with changes in occupancy. Increases in RevPAR attributable to increases in occupancy are accompanied by increases in most categories of variable operating costs and expenses. Increases in RevPAR attributable to improvements in ADR typically only result in increases in limited categories of operating costs and expenses, primarily credit card and travel agent commissions. Thus, improvements in ADR have a more significant impact on improving our operating margins than occupancy.
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

We experienced positive trends in 2010 as we saw improvement in demand in key gateway markets, particularly in New York and London. These markets experienced increasing occupancy in all quarters, accompanied by increases in average daily rate in the second, third and fourth quarters of 2010. Guests are still spending conservatively on ancillary services in light of the uncertain economic recovery. In addition, unusually severe winter storms in December 2010 in Europe and the United States significantly disrupted air travel, which had a negative impact on our New York, Miami and London properties. Overall, our operating results were still below pre-recessionary levels.
As demand continues to strengthen, we are focusing on revenue enhancement by actively managing rates and availability. With increased demand, the ability to increase pricing will be a critical component in driving profitability. Through these uncertain times, our strategy and focus continues to be to preserve profit margins by maximizing revenue, increasing our market share and managing costs. Our strategy includes re-energizing our food and beverage offerings by taking action to improve key facilities with a focus on driving higher beverage to food ratios and re-igniting the buzz around our nightlife and lobby scenes. In 2010, we renovated and re-concepted several of our existing restaurants. The new restaurants included Hudson Hall at the Hudson, which opened in May 2010, Blue Door Fish at Delano South Beach, which opened in November 2010 and Forty Four at the Royalton, which opened in October 2010.
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
The pace of new lodging supply has increased over the past two years as many projects initiated before the economic downturn came to fruition. For example, we witnessed new competitive luxury and boutique properties opening in 2008, 2009 and 2010 in some of our markets, particularly in Los Angeles, Miami Beach, Las Vegas and New York, which have impacted our performance in these markets and may continue to do so. However, we believe the timing of new development projects may be affected by the severe recession, ongoing uncertain economic conditions and reduced availability of financing compared to pre-recession periods. These factors may dampen the pace of new supply development, including our own, in the next few years.
In 2011, we believe that if various economic forecasts projecting continued modest expansion are accurate, this may lead to a gradual and modest increase in lodging demand for both leisure and business travel, although we expect there to be continued pressure on rates, as leisure and business travelers alike continue to focus on cost containment. As such, there can be no assurances that any increases in hotel revenues or earnings at our properties will occur, or be sustained, or that any losses will not increase for these or any other reasons.
We believe that the global credit market conditions will also gradually improve during 2011, although we believe there will continue to be less credit available and on less favorable terms than were obtainable in prior years. Given the current state of the credit markets, some of our development projects may not be able to obtain adequate project financing in a timely manner or at all. If adequate project financing is not obtained, the joint ventures or developers, as applicable, may seek additional equity investors to raise capital, limit the scope of the project, defer the project or cancel the project altogether.
Recent Developments. In addition to the recent trends described above, we expect that a number of recent events will cause our future results of operations to differ from our historical performance. For a discussion of these recent events, see “Item 1 — Business — 2010 and Other Recent Transactions and Developments.”

Operating Results
Comparison of Year Ended December 31, 2010 To Year Ended December 31, 2009
The following table presents our operating results for the years ended December 31, 2010 and 2009, including the amount and percentage change in these results between the two periods. The consolidated operating results for the year ended December 31, 2010 is comparable to the consolidated operating results for the year ended December 31, 2009, with the exception of Hard Rock, which was under renovation and expansion during 2009, Ames in Boston, which opened in November 2009, the San Juan Water and Beach Club, which we began managing in October 2009, and Hotel Las Palapas, which we began managing in December 2009. The consolidated operating results are as follows:

	2010	2009	Changes ($)	Changes (%)
	(Dollars in thousands)
Revenues:
Rooms	$139,268	$127,188	$12,080	9.5%
Food and beverage	69,451	73,278	(3,827)	(5.2)
Other hotel	9,313	9,512	(199)	(2.1)

Total hotel revenues	218,032	209,978	8,054	3.8
Management fee-related parties and other income	18,338	15,073	3,265	21.7

Total revenues	236,370	225,051	11,319	5.0

Operating Costs and Expenses:
Rooms	42,620	41,602	1,018	2.4
Food and beverage	58,227	56,492	1,735	3.1
Other departmental	5,304	6,159	(855)	(13.9)
Hotel selling, general and administrative	48,216	47,705	511	1.1
Property taxes, insurance and other	16,233	17,599	(1,366)	(7.8)

Total hotel operating expenses	170,600	169,557	1,043	0.6
Corporate expenses, including stock compensation	34,538	33,514	1,024	3.1
Depreciation and amortization	32,158	29,623	2,535	8.6
Restructuring, development and disposal costs	3,916	6,083	(2,167)	(35.6)
Impairment loss on property held for non sale disposition	—	11,913	(11,913)	(1)
Impairment loss on receivables from unconsolidated joint venture	5,549	—	5,549	(1)

Total operating costs and expenses	246,761	250,690	(3,929)	(1.6)
Operating loss	(10,391)	(25,639)	15,248	(59.5)
Interest expense, net	41,346	48,557	(7,211)	(14.9)
Interest expense of property held for non sale disposition	1,137	844	293	34.7
Equity in loss of unconsolidated joint ventures	16,203	33,075	(16,872)	(51.0)
Other non-operating expense (income)	33,076	(2,081)	35,157	(1)

Loss before income tax benefit	(102,153)	(106,034)	(3,881)	3.7
Income tax benefit	(1,335)	(16,799)	15,464	(1)

Net loss from continuing operations	(100,818)	(89,235)	(11,583)	13.0
Income (loss) from discontinued operations, net of tax	17,170	(12,370)	29,540	(238.8)

Net loss	(83,648)	(101,605)	17,957	17.7
Net loss attributable to non controlling interest	2,239	1,881	358	19.0

Net loss attributable to Morgans Hotel Group Co.	(81,409)	(99,724)	18,315	18.4

Preferred stock dividends and accretion	(8,554)	(1,746)	(6,808)	389.9

Net loss attributable to common stockholders	(89,963)	(101,470)	11,507	(11.3)

(1)	Not meaningful.
Total Hotel Revenues. Total hotel revenues increased 3.8% to $218 million in 2010 compared to $210.0 million in 2009. The components of RevPAR from our comparable Owned Hotels for 2010 and 2009 are summarized as follows:

	2010	2009	Change ($)	Change (%)
Occupancy	81.5%	76.0%	—	7.2%
ADR	$244	$242	$2	1.1%
RevPAR	$199	$184	$15	8.4%

RevPAR from our Owned Hotels increased 8.4% to $199 in 2010 compared to $184 in 2009.
Rooms revenue increased 9.5% to $139.3 million in 2010 compared to $127.2 million in 2009, which is directly attributable to the increase in occupancy and ADR shown above. Strong corporate travel, particularly in New York, was a key factor in the increase.
Food and beverage revenue decreased 5.2% to $69.5 million in 2010 compared to $73.3 million in 2009. The decrease was primarily attributable to a 7.7% decline in food and beverage revenue at Hudson during the year as compared to 2009, as the hotel’s primary restaurant was closed and the new restaurant, Hudson Hall, opened in late May 2010. Food and beverage revenue was also down 8.9% at Royalton, as the restaurant was closed for part of the third quarter of 2010 for renovation and re-concepting. The new Royalton restaurant, Forty Four, opened in early October 2010.
Other hotel revenue decreased 2.1% to $9.3 million in 2010 compared to $9.5 million in 2009. The slight decrease is primarily due to decreased revenues related to ancillary services, such as our spas at Delano and Mondrian Los Angeles, as guests are still spending conservatively in light of the uncertain economic recovery. Offsetting this decrease, newly installed wireless infrastructures at certain of our Owned Hotels have contributed to an increase in internet revenues.
Management fee — related parties and other income increased by 21.7% to $18.3 million in 2010 compared to $15.1 million in 2009. This increase is primarily attributable to an increase in management fees earned at Hard Rock due to the property expansion project that was underway during 2009 and resulted in 490 new rooms that opened in July 2009 and an additional 374 new rooms that opened in December 2009. Additionally, an increase also occurred due to management fees earned at Ames, which opened in November 2009, the San Juan Water and Beach Club, which we began managing in October 2009, and Hotel Las Palapas, which we began managing in December 2009.
Operating Costs and Expenses
Rooms expense increased 2.4% to $42.6 million in 2010 compared to $41.6 million in 2009. This increase is a direct result of the increase in rooms revenue attributed to increased occupancy. We implemented cost cutting initiatives at our hotels in 2008 and early 2009 which we intend to maintain as occupancy rebounds.
Food and beverage expense increased 3.1% to $58.2 million in 2010 compared to $56.5 million in 2009. This increase is primarily due to a 12.8% increase in expenses at Royalton as a result of increased expenses related to the reconcepting of the restaurant, including promotion costs, and an increase in state unemployment taxes as a result of the staff-level restructuring implemented in 2009. Offsetting this increase is a decrease in food and beverage expenses at Hudson as a result of the primary restaurant being closed from January 2010 to May 2010 for re-concepting and renovation, as discussed above, and a slight decrease at Clift, where we re-concepted the restaurant venue beginning in early 2010 and began operating it directly, rather than through our restaurant joint venture, resulting in cost savings.
Other departmental expense decreased 13.9% to $5.3 million in 2010 compared to $6.2 million in 2009. This decrease is consistent with cost saving initiatives implemented in 2008 and 2009.
Hotel selling, general and administrative expense increased 1.1% to $48.2 million in 2010 compared to $47.7 million in 2009. This increase was primarily due to increased sales and marketing expenses incurred in 2010.
Property taxes, insurance and other expense decreased 7.8% to $16.2 million in 2010 compared to $17.6 million in 2009. This decrease was primarily due to property tax refunds at three of our New York hotels received during 2010 for which there were no comparable refunds received in the same period in 2009.

Corporate expenses, including stock compensation increased by 3.1% to $34.5 million in 2010 compared to $33.5 million in 2009. This increase is primarily due to restored bonus accruals to more normalized levels during the year as compared to 2009.
Depreciation and amortization increased 8.6% to $32.1 million in 2010 as compared to $29.6 million in 2009. This increase is primarily the result of depreciation on capital improvements required to maintain our existing hotels incurred during 2010 and increased depreciation expense related to the recent lower level expansion at Hudson, Good Units, and the restaurant re-concepting, Hudson Hall, both of which occurred during the first half of 2010.
Restructuring, development and disposal costs decreased 35.6% to $3.9 million in 2010 as compared to $6.1 million in 2009. This decrease in expense is primarily related to the write off of certain development expenses related to our investment in Mondrian South Beach in 2009 for which there was no comparable expense in 2010.
Impairment loss on property held for non sale disposition was $0 in 2010 as compared to $11.9 million in 2009. An impairment charge was taken on the property across from Delano South Beach to reduce the carrying value of the property to its estimated fair value during 2009 for which there was no comparable expense in 2010.
Impairment loss on receivables from unconsolidated joint venture was $5.5 million in 2010 for which there was no comparable loss in the same period in 2009. We impaired these outstanding receivables due from Hard Rock, as management concluded that collection of these receivables was uncertain. We released this receivable on March 1, 2011 as part of the general release signed in connection with the Hard Rock settlement agreement.
Interest expense, net decreased 14.9% to $41.3 million in 2010 compared to $48.8 million in 2009. This decrease is primarily due to decreased interest expense recognized as a result of the expiration in July 2010 of the interest rate swaps related to the loans secured by the Hudson and Mondrian Los Angeles hotels which had fixed our interest expense on those loans at a much higher rate than the current LIBOR rates.
Interest expense of property held for non-sale disposition increased 34.7% to $1.1 million in 2010 compared to $0.8 million in 2009. This increase is primarily due to interest payments that were capitalized to the development project during part of 2009.
Equity in loss of unconsolidated joint ventures decreased 51.0% to a loss of $16.2 million in 2010 compared to a loss of $33.1 million in 2009. This change was primarily a result of the $17.2 million impairment charge we recognized on our investment in Echelon Las Vegas in 2009 for which there was no comparable impairment charge in 2010. During 2010, we recognized a $10.7 million impairment charge on our investment in Mondrian SoHo. Slightly offsetting the impairment charges recognized in 2010 were increases in equity in income recognized from the London joint venture which owns Sanderson and St Martins Lane.
Income (loss) from discontinued operations, net of tax increased 238.8% to a gain of $17.2 million in 2010 compared to a loss of $12.4 million in 2009. This change was primarily a result of the $17.9 million gain on disposal of Mondrain Scottsdale in 2010 as compared to an impairment charge of $18.5 million in 2009 on Mondrian Scottsdale.

The components of RevPAR from our comparable Joint Venture Hotels for 2010 and 2009, which includes Sanderson, St Martins Lane, Shore Club, and Mondrian South Beach, but excludes the Hard Rock, which was under renovation and expansion during 2009, Ames in Boston, which opened in November 2009, and San Juan Water and Beach Club in Isla Verde, Puerto Rico, which we began managing in the fourth quarter of 2009, are summarized as follows (in constant dollars):

	2010	2009	Change ($)	Change (%)
Occupancy	64.4%	59.3%	—	8.5%
ADR	$315	$302	$13	4.3%
RevPAR	$203	$179	$24	13.2%
The components of RevPAR from the Hard Rock for the years ended December 31, 2010 and 2009 are summarized as follows:

	2010	2009	Change ($)	Change (%)
Occupancy	78.3%	88.2%	—	(11.2)%
ADR	$128	$134	$(6)	(4.5)%
RevPAR	$100	$118	$(18)	(15.3)%
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
Other non-operating expense (income) was an expense of $33.1 million in 2010 compared to income of $2.1 million in 2009. The change was primarily the result of the loss on change in fair market value of the warrants issued to the Investors in connection with the Series A preferred securities during 2010. For further discussion, see notes 2 and 11 of our consolidated financial statements.
Income tax expense (benefit) resulted in a benefit of $1.3 million in 2010 compared to a benefit of $17.0 million in 2009. We recorded an additional valuation allowance of $23.0 million against the tax benefit for the year ended December 31, 2010.

Comparison of Year Ended December 31, 2009 To Year Ended December 31, 2008
The following table presents our operating results for the years ended December 31, 2009 and 2008, including the amount and percentage change in these results between the two periods. The consolidated operating results for the year ended December 31, 2009 is comparable to the consolidated operating results for the year ended December 31, 2008, with the exception of Mondrian Los Angeles and Morgans, both of which were under renovation during 2008, the investment in the Hard Rock, which was under renovation and expansion during 2008 and 2009, the investment in Mondrian South Beach, which opened in December 2008, the investment in Ames in Boston, which opened in November 2009, the management of the San Juan Water and Beach Club, which we began managing in October 2009, and the management of Hotel Las Palapas, which we began managing in December 2009. The consolidated operating results are as follows:

	2009	2008	Changes ($)	Changes (%)
	(Dollars in thousands)
Revenues:
Rooms	$127,188	$177,054	$(49,866)	(28.2)%
Food and beverage	73,278	93,307	(20,029)	(21.5)
Other hotel	9,512	12,018	(2,506)	(20.9)

Total hotel revenues	209,978	282,379	(72,401)	(25.6)
Management fee-related parties and other income	15,073	18,300	(3,227)	(17.6)

Total revenues	225,051	300,679	(75,628)	(25.2)

Operating Costs and Expenses:
Rooms	41,602	47,083	(5,481)	(11.6)
Food and beverage	56,492	67,223	(10,731)	(16.0)
Other departmental	6,159	6,810	(651)	(9.6)
Hotel selling, general and administrative	47,705	55,021	(7,316)	(13.3)
Property taxes, insurance and other	17,599	16,387	1,212	7.4

Total hotel operating expenses	169,557	192,524	(22,967)	(11.9)
Corporate expenses, including stock compensation	33,514	41,889	(8,375)	(20.0)
Depreciation and amortization	29,623	24,912	4,711	18.9
Restructuring, development and disposal costs	6,083	10,825	(4,742)	(43.8)
Impairment loss on property held for non-sale disposition	11,913	—	11,913	(1)

Total operating costs and expenses	250,690	270,150	(19,460)	(7.2)

Operating (loss) income	(25,639)	30,529	(56,168)	(1)
Interest expense, net	48,557	43,221	5,336	12.3
Interest expense of hotel held for non-sale disposition	844	—	844	(1)
Equity in loss of unconsolidated joint ventures	33,075	56,581	(23,506)	(41.5)
Other non-operating (income) expense	(2,081)	401	(2,482)	(1)

Loss before income tax benefit	(106,034)	(69,674)	(36,360)	52.1
Income tax benefit	(16,799)	(25,245)	8,446	(33.5)

Net loss from continuing operations	(89,235)	(44,429)	(44,806)	100.9
Loss from discontinued operations, net of tax	(12,370)	(10,140)	(2,230)	(21.9)

Net loss	(101,605)	(54,569)	(47,036)	(86.2)
Net loss (income) attributable to non controlling interest	1,881	(2,104)	3,985	(1)

Net loss attributable to Morgans Hotel Group Co.	(99,724)	(56,673)	(43,051)	(76.0)

Preferred stock dividends and accretion	(1,746)	—	1,746	(1)

Net loss attributable to common stockholders	(101,470)	(56,673)	(44,797)	(79.0)

(1)	Not meaningful.

Total Hotel Revenues. Total hotel revenues decreased 25.6% to $210.0 million in 2009 compared to $282.4 million in 2008. The components of RevPAR from our comparable Owned Hotels for 2009 and 2008, which includes Hudson, Delano, Royalton and Clift and excludes Morgans and Mondrian Los Angeles, which were under renovation during 2008, and Mondrian Scottsdale, which was in foreclosure proceedings in 2009, are summarized as follows:

	2009	2008	Change ($)	Change (%)
Occupancy	77.1%	85.2%	—	(9.5)%
ADR	$239	$320	$(81)	(25.3)%
RevPAR	$184	$272	$(88)	(32.4)%
RevPAR from our comparable Owned Hotels decreased 32.4% to $184 in 2009 compared to $272 in 2008.
Rooms revenue decreased 28.2% to $127.2 million in 2009 compared to $177.1 million in 2008. The overall decrease was primarily attributable to the significant adverse impact on lodging demand and pricing as a result of the recent global economic downturn. All of our comparable Owned Hotels experienced a decline in rooms revenue of 30% or more in 2009 as compared to 2008.
Food and beverage revenue decreased 21.5% to $73.3 million in 2009 compared to $93.3 million in 2008. The overall decrease was primarily attributable to the recent global economic downturn which had a significant adverse impact on lodging demand and local spending, which negatively impacted the ancillary revenues at our hotels, such as the bar and restaurant revenue. All of our comparable Owned Hotels experienced a decline in food and beverage revenue in excess of 16% in 2009 as compared to 2008.
Other hotel revenue decreased 20.9% to $9.5 million in 2009 compared to $12.0 million in 2008. The overall decrease was primarily attributable to the significant adverse impact on lodging demand, which negatively impacted the ancillary revenues at our hotels, as a result of the recent global economic downturn.
Management Fee — related parties and other income decreased by 17.6% to $15.1 million in 2009 compared to $18.3 million in 2008. This decrease is primarily attributable to a branding fee earned in 2008 relating to the use of the Delano brand for the sale of branded residences to be constructed in connection with the Delano Dubai project for which there was no comparable fee earning during 2009, and the significant adverse impact on lodging demand as a result of the recent global economic downturn, especially at our London joint venture hotels and Shore Club. Partially offsetting these decreases were management fees earned at Mondrian South Beach, which opened in December 2008.
Operating Costs and Expenses
Rooms expense decreased 11.6% to $41.6 million in 2009 compared to $47.1 million in 2008. This decrease is a direct result of the decrease in rooms revenue. While we implemented cost cutting initiatives at our hotels in 2008 and early 2009, our occupancy did not decrease as significantly as our ADR. Therefore certain variable expenses, such as housekeeping payroll costs did not decrease in proportion to the decrease in rooms revenue noted above.
Food and beverage expense decreased 16.0% to $56.5 million in 2009 compared to $67.2 million in 2008. All of our comparable Owned Hotels experienced a decline in food and beverage expense in excess of 15% in 2009 as compared to 2008.
Other departmental expense decreased 9.6% to $6.2 million in 2009 compared to $6.8 million in 2008. This decrease is a direct result of the decrease in other departmental revenue. While we implemented cost cutting initiatives at our hotels in 2008 and early 2009, our occupancy did not decrease as significantly as our ADR. Therefore, certain variable expenses did not decrease in proportion to the decrease in revenue noted above.
Hotel selling, general and administrative expense decreased 13.3% to $47.7 million in 2009 compared to $55.0 million in 2008. This decrease was primarily due to the impact of cost cutting initiatives across all hotel properties, which were implemented in 2008 and in early 2009, resulting in decreased administrative and general costs and advertising and promotion expenses.

Property taxes, insurance and other expense increased 7.4% to $17.6 million in 2009 compared to $16.4 million in 2008. This increase was primarily due to increases in property taxes at Hudson as a result of the expiration of a property tax abatement, which will continue to be phased out over time until it fully expires in 2012. Additionally, we recognized an increase due to Morgans being closed for renovation for the three months ended September 30, 2008. Slightly offsetting these increases was a decrease due to pre-opening expenses recorded at Mondrian Los Angeles and Morgans during 2008 as a result of their re-launch after renovation.
Corporate expenses, including stock compensation decreased by 20.0% to $33.5 million in 2009 compared to $41.9 million in 2008. This decrease is primarily due to the impact of cost cutting initiatives at the corporate office which were implemented in late 2008 and early 2009.
Depreciation and amortization increased 18.9% to $29.6 million in 2009 compared to $24.9 million in 2008. This increase is a result of hotel renovations at Mondrian Los Angeles and Morgans during 2008.
Restructuring, development and disposal costs decreased 43.8% to $6.1 million in 2009 as compared to $10.8 million in 2008. This decrease is primarily related to the write-off of assets at Mondrian Los Angeles and Morgans during 2008 when both hotels underwent large-scale renovation projects. There was no comparable asset write-offs during 2009.
Impairment loss on hotel held for non-sale disposition was $11.9 million in 2009 compared to $0 in 2008. During 2009, we recognized an impairment charge to reduce the carrying value of the property across the street from Delano South Beach.
Interest expense, net. Interest expense, net increased 12.3% to $48.6 million in 2009 compared to $43.2 million in 2008. This increase is primarily due to lower interest income earned on our cash balances for the year ended December 31, 2009 which nets down interest expense, and interest incurred on the outstanding balance on our amended revolving credit facility in 2009 for which there was no comparable amount in 2008.
Interest expense of hotel held for non-sale disposition was $0.8 million in 2009. All interest payments were capitalized to the development project in 2008 and as a result there was no comparable expense in 2008.
Equity in loss of unconsolidated joint ventures decreased 41.5% to $33.1 million for the year ended 2009 compared to $56.6 million for the year ended 2008. This decrease is primarily due to a reduction in our share of losses from the Hard Rock. Our proportionate share of loss from our investment in the Hard Rock in 2009 was limited to $3.0 million as losses had been recognized to the extent of our capital investment and commitments to fund. Slightly offsetting this decrease was our share of impairment charges on our cancelled Echelon Las Vegas project and on Mondrian South Beach recorded during 2009.
The components of RevPAR from our comparable Joint Venture Hotels for 2009 and 2008, which includes Sanderson, St Martins Lane and Shore Club, but excludes the Hard Rock, which was under renovation and expansion during 2008 and 2009, Mondrian South Beach, which opened in December 2008, and Ames in Boston, which opened in November 2009, are summarized as follows:

	2009	2008	Change ($)	Change (%)
Occupancy	62.3%	69.7%	—	(10.6)%
ADR	$335	$382	$(47)	(12.3)%
RevPAR	$208	$266	$(58)	(21.8)%
The components of RevPAR from the Hard Rock for the years ended December 31, 2009 and 2008 are summarized as follows:

	2009	2008	Change ($)	Change (%)
Occupancy	88.2%	91.7%	—	(3.8)%
ADR	$134	$186	$(52)	(28.0)%
RevPAR	$118	$171	$(53)	(31.0)%

As is customary for companies in the gaming industry, the Hard Rock presents average occupancy rate and average daily rate including rooms provided on a complimentary basis. Like most operators of hotels in the non- gaming lodging industry, we do not follow this practice at our other hotels, where we present average occupancy rate and average daily rate net of rooms provided on a complimentary basis.
Other non-operating (income) expense was income of $2.1 million in 2009 as compared to an expense of $0.4 million in 2008. The income in 2009 was primarily the result of the gain on change in fair market value of the warrants issued to the Investors in connection with our Series A preferred securities, discussed in note 11 of our consolidated financial statements. Offsetting this gain was an increase in non-operating legal expenses related primarily to union issues.
Income tax benefit was $16.7 million in 2009 compared to $25.3 million in 2008. The income tax benefit for 2009 was reduced by a valuation allowance of approximately $27.8 million.
Liquidity and Capital Resources
As of December 31, 2010, we had approximately $5.3 million in cash and cash equivalents, and the maximum amount of borrowings available under our amended revolving credit facility, was $117.4 million, of which $26.0 million of borrowings were outstanding and $2.0 million of letters of credit were posted.
We have both short-term and long-term liquidity requirements as described in more detail below.
Liquidity Requirements
Short-Term Liquidity Requirements. We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred by us or our consolidated subsidiaries within the next 12 months and believe those requirements currently consist primarily of funds necessary to pay operating expenses and other expenditures directly associated with our properties, including the funding of our reserve accounts, capital commitments associated with certain of our development projects, and payment of scheduled debt maturities, unless otherwise extended or refinanced.
We are obligated to maintain reserve funds for capital expenditures at our Owned Hotels as determined pursuant to our debt or lease agreements related to such hotels, with the exception of Delano South Beach, Royalton and Morgans. Our Joint Venture Hotels and Hotel Las Palapas, which we manage, generally are subject to similar obligations under debt agreements related to such hotels, or under our management agreements. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. Such agreements typically require us to reserve funds at amounts equal to 4% of the hotel’s revenues and require the funds to be set aside in restricted cash. In addition, our restaurant joint ventures require the ventures to set aside restricted cash of between 2% to 4% of gross revenues of the restaurant. Our Owned Hotels that were not subject to these reserve funding obligations — Delano South Beach, Royalton, and Morgans — underwent significant room and common area renovations during 2006, 2007 and 2008, and as such, are not expected to require a substantial amount of capital spending during 2011.
In addition to reserve funds for capital expenditures, our debt and lease agreements also require us to deposit cash into escrow accounts for taxes, insurance and debt service payments. As of December 31, 2010, total restricted cash was $28.8 million. This amount includes approximately $10.0 million in curtailment reserve accounts related to the Hudson and Mondrian Los Angeles loans. These loans previously required that all excess cash be deposited into these accounts until such time as the debt service coverage ratio improved above the required ratio of 1:05 to 1:00 for two consecutive quarters. In October 2010, when the Hudson and Mondrian Los Angeles loans were extended, approximately $16.5 million from these curtailment reserve accounts were used to reduce the amount of mortgage debt outstanding under the loans. Under the Amended Mortgages, all excess cash will continue to be deposited into curtailment reserve accounts regardless of the debt service coverage ratio.
Further, as of December 31, 2010, we had aggregate capital commitments or plans to fund joint venture and owned development projects of approximately $1.0 million, which we funded in the first quarter of 2011 in connection with the Mondrian SoHo project.

As of December 31, 2010, we had outstanding $10.5 million interest-only, non-recourse promissory notes relating to the property across the street from Delano South Beach which would have matured on January 24, 2011. Prior to the maturity date, in January 2011, our indirect subsidiary transferred its interests in the property to SU Gale Properties, LLC. As a result of this transaction, we are released from the $10.5 million of non-recourse promissory notes.
In October 2011, both our amended revolving credit facility, with an outstanding balance of $26.0 million as of December 31, 2010, and the Amended Mortgages on Hudson and Mondrian Los Angeles, with an outstanding aggregate balance of $304.7 million as of December 31, 2010, will mature. In addition, the mezzanine debt of $26.5 million at Hudson may not be extended if the underlying mortgage debt is not extended. We are pursuing a number of options to finance the maturities, including debt financing opportunities, the proceeds of hotel sales that we engage in as part of our strategy to shift towards a more “asset light” business model, and other sources. We believe that the combination of rising hotel cash flows and improving capital markets should provide access to sufficient capital to retire or refinance these debts and provide capital for growth.
Historically, we have satisfied our liquidity requirements through various sources of capital, including borrowings under our revolving credit facility, our existing working capital, cash provided by operations, equity and debt offerings, and long-term mortgages on our properties. Other sources may include cash generated through asset dispositions and joint venture transactions. Additionally, we may secure other financing opportunities. Given the uncertain economic environment and continuing difficult conditions in the credit markets, however, we may not be able to obtain such financings, or succeed in selling any assets, on terms acceptable to us or at all. We may require additional borrowings to satisfy these liquidity requirements. See also “—Other Liquidity Matters” below for additional liquidity that may be required in the short-term, depending on market and other circumstances, including our ability to refinance or extend existing debt.
Long-Term Liquidity Requirements. We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred by us or our consolidated subsidiaries beyond the next 12 months and believe these requirements consist primarily of funds necessary to pay scheduled debt maturities, renovations and other non-recurring capital expenditures that need to be made periodically to our properties and the costs associated with acquisitions and development of properties under contract and new acquisitions and development projects that we may pursue.
Our Series A preferred securities have an 8% dividend rate for the first five years, a 10% dividend rate for years six and seven, and a 20% dividend rate thereafter. We have the option to accrue any and all dividend payments, and as of December 31, 2010, have not declared any dividends. We have the option to redeem any or all of the Series A preferred securities at any time. While we do not anticipate redeeming any or all of the Series A preferred securities in the near-term, we may want to redeem them prior to the escalation in dividend rate to 20% in 2017.
Other long-term liquidity requirements include our obligations under our Hudson mezzanine loan, obligations under our Convertible Notes, our obligations under our trust preferred securities, and our obligations under the Clift lease, each as described under “—Debt.” Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, equity and debt offerings, and long-term mortgages on our properties. Other sources may include cash generated through asset dispositions and joint venture transactions. Additionally, we may secure other financing opportunities. Given the uncertain economic environment and continuing challenging conditions in the credit markets, however, we may not be able to obtain such financings on terms acceptable to us or at all. We may require additional borrowings to satisfy our long-term liquidity requirements.
Additionally, we anticipate we will need to renovate Hudson, Clift, Sanderson and St Martins Lane in the next few years, which will require a substantial amount of capital and will most likely be funded by owner equity contributions, debt financing, possible asset sales, future operating cash flows or a combination of these sources.

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
Mondrian South Beach Mortgage and Mezzanine Agreements. The non-recourse mortgage loan and mezzanine loan agreements related to Mondrian South Beach matured on August 1, 2009. In April 2010, the Mondrian South Beach joint venture amended the non-recourse financing and mezzanine loan agreements secured by Mondrian South Beach and extended the maturity date for up to seven years through extension options until April 2017, subject to certain conditions.
Morgans Group and affiliates of our joint venture partner have agreed to provide standard non-recourse carve-out guaranties and provide certain limited indemnifications for the Mondrian South Beach mortgage and mezzanine loans. In the event of a default, the lenders’ recourse is generally limited to the mortgaged property or related equity interests, subject to standard non-recourse carve-out guaranties for “bad boy” type acts. Morgans Group and affiliates of our joint venture partner also agreed to guaranty the joint venture’s obligation to reimburse certain expenses incurred by the lenders and indemnify the lenders in the event such lenders incur liability as a result of any third-party actions brought against Mondrian South Beach. Morgans Group and affiliates of our joint venture partner have also guaranteed the joint venture’s liability for the unpaid principal amount of any seller financing note provided for condominium sales if such financing or related mortgage lien is found unenforceable, provided they shall not have any liability if the seller financed unit becomes subject again to the lien of the lender mortgage or title to the seller financed unit is otherwise transferred to the lender or if such seller financing note is repurchased by Morgans Group and/or affiliates of our joint venture at the full amount of unpaid principal balance of such seller financing note. In addition, although construction is complete and Mondrian South Beach opened on December 1, 2008, Morgans Group and affiliates of our joint venture partner may have continuing obligations under construction completion guaranties until all outstanding payables due to construction vendors are paid. As of December 31, 2010, there are remaining payables outstanding to vendors of approximately $1.6 million. We believe that payment under these guaranties is not probable and the fair value of the guarantee is not material.
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
Mondrian SoHo. The mortgage loan on the Mondrian SoHo property matured in June 2010. On July 31, 2010, the loan was amended to, among other things, provide for extensions of the maturity date of the mortgage loan secured by the hotel for up to five years through extension options, subject to certain conditions.
Certain affiliates of our joint venture partner have agreed to provide a standard non-recourse carve-out guaranty for “bad boy” type acts and a completion guaranty to the lenders for the Mondrian SoHo loan, for which Morgans Group has agreed to indemnify the joint venture partner and its affiliates up to 20% of such entities’ guaranty obligations, provided that each party is fully responsible for any losses incurred as a result of its respective gross negligence or willful misconduct.
Mondrian SoHo opened in February 2011, and we are operating the hotel under a 10-year management contract with two 10-year extension options. We anticipate there may be cash shortfalls from the operations of the hotel and there may not be enough to cover debt service payments going forward, which could require additional contributions by the joint venture partners.
Potential Litigation. We may have potential liability in connection with certain claims by a designer for which we have accrued $13.9 million as of December 31, 2010, as discussed in note 6 of our consolidated financial statements. We believe the probability of losses associated with this claim in excess of the liability that is accrued of $13.9 million is remote and we cannot reasonably estimate of range of such additional losses, if any, at this time.
Other Possible Uses of Capital. We have a number of development projects signed or under consideration, some of which may require equity investments, key money or credit support from us.

Comparison of Cash Flows for the Year Ended December 31, 2010 to December 31, 2009
Operating Activities. Net cash used in operating activities was $7.3 million for the year ended December 31, 2010 as compared to $20.8 million for the year ended December 31, 2009. The decrease in cash used in operating activities is primarily due to the improved operating results in 2010 as compared to 2009.
Investing Activities. Net cash used in investing activities amounted to $19.0 million for the year ended December 31, 2010 as compared to $35.0 million for the year ended December 31, 2009. The decrease in cash used in investing activities primarily relates to a decrease in contributions made to our investments in unconsolidated joint ventures in 2010 compared to 2009, when we made contributions to Ames and Hard Rock in connection with completion of construction work.
Financing Activities. Net cash used in financing activities amounted to $37.4 million for the year ended December 31, 2010 as compared to net cash provided by financing activities of $76.1 million for the year ended December 31, 2009. During 2009, we received net proceeds from the issuance of the Series A preferred securities and warrants, for which there were no comparable transactions during the same period in 2010. In addition, in 2010, we amended the mortgage agreements on our Hudson and Mondrian Los Angeles properties and in connection with these amendments made a partial pay down of the outstanding loan balances.
Debt
Amended Revolving Credit Facility. On October 6, 2006, we and certain of our subsidiaries entered into a revolving credit facility with Wachovia Bank, National Association, as Administrative Agent, and the lenders thereto, which was amended on August 5, 2009, and which we refer to as our amended revolving credit facility.
The amended revolving credit facility provides for a maximum aggregate amount of commitments of $125.0 million, divided into two tranches: (i) a revolving credit facility in an amount equal to $90.0 million (the “New York Tranche”), which is secured by a mortgage on Morgans and Royalton and a mortgage on Delano South Beach and (ii) a revolving credit facility in an amount equal to $35.0 million (the “Florida Tranche”), which is secured by the mortgage on the Florida Property (but not the Morgans and Royalton). Our amended revolving credit facility also provides for a letter of credit facility in the amount of $25.0 million, which is secured by the mortgages on the Morgans and Royalton and the Delano South Beach. At any given time, the amount available for borrowings under the amended revolving credit facility is contingent upon the borrowing base valuation, which is calculated as the lesser of (i) 60% of appraised value and (ii) the implied debt service coverage value of certain collateral properties securing the amended revolving credit facility; provided that the portion of the borrowing base attributable to the Morgans and Royalton will never be less than 35% of the appraised value of the Morgans and Royalton. Following appraisals in March 2010, total availability under our amended revolving credit facility as of December 31, 2010 was $117.4 million, of which $26 million of borrowings were outstanding, and approximately $2.0 million of letters of credit were posted, all allocated to the Florida Tranche.
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
In addition, the amended revolving credit facility includes the following, among other provisions:
•
requirement that we maintain a fixed charge coverage ratio (defined generally as the ratio of consolidated EBITDA excluding Mondrian Scottsdale’s EBITDA for the periods ending June 30, 2009 and September 30, 2009 and Clift’s EBITDA for all periods to consolidated interest expense excluding Mondrian Scottsdale’s interest expense for the periods ending June 30, 2009 and September 30, 2009 and Clift’s interest expense for all periods) for each four-quarter period of no less than 0.90 to 1.00. As of December 31, 2010, our fixed charge coverage ratio was 1.65x;

•
prohibition on capital expenditures with respect to any hotels owned by us, the borrowers, or our subsidiaries, other than maintenance capital expenditures for any hotel not exceeding 4% of the annual gross revenues of such hotel and certain other exceptions;

•	prohibition on repurchase of our common equity interests by us or Morgans Group; and
•	certain limits on any secured swap agreements entered into after the effective date of the amended revolving credit facility.
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
As of December 31, 2010, the principal balance of the amended revolving credit facility was $26.0 million, and approximately $2.0 million in letters of credit were outstanding, all allocated to the Florida Tranche. The commitments under the amended revolving credit facility terminate on October 5, 2011, at which time all outstanding amounts under the amended revolving credit facility will be due.
Mortgages and Hudson Mezzanine Loan. On October 6, 2006, our subsidiaries, Hudson Holdings and Mondrian Holdings, entered into non-recourse mortgage financings consisting of two separate first mortgage loans secured by Hudson and Mondrian Los Angeles, respectively (collectively, the “Mortgages”), and a mezzanine loan related to Hudson, secured by a pledge of our equity interests in the subsidiary owning Hudson.
On October 14, 2009, we entered into an agreement with the lender that holds, among other loans, the mezzanine loan on Hudson. Under the agreement, we paid an aggregate of $11.2 million to (i) reduce the principal balance of the mezzanine loan from $32.5 million to $26.5 million, (ii) acquire interests in $4.5 million of debt securities secured by certain of our other debt obligations, (iii) pay fees, and (iv) obtain a forbearance from the mezzanine lender until October 12, 2013 from exercising any remedies resulting from a maturity default, subject only to maintaining certain interest rate caps and making an additional aggregate payment of $1.3 million to purchase additional interests in certain of our other debt obligations prior to October 11, 2011. The mezzanine lender also agreed to cooperate with us in our efforts to seek an extension of the Hudson mortgage loan and to consent to certain refinancings and other modifications of the Hudson mortgage loan.
Until amended as described below, the Hudson Holdings Mortgage bore interest at 30-day LIBOR plus 0.97%, and the Mondrian Holdings Mortgage bore interest at 30-day LIBOR plus 1.23%. We had entered into interest rate swaps on the Mortgages and the mezzanine loan on Hudson, which effectively fixed the 30-day LIBOR rate at approximately 5.0%. These interest rate swaps expired on July 15, 2010. We subsequently entered into short-term interest rate caps on the Mortgages that expired on September 12, 2010.
On October 1, 2010, Hudson Holdings and Mondrian Holdings each entered into a modification agreement of its respective Mortgage, together with promissory notes and other related security agreements, with Bank of America, N.A., as trustee, for the lenders. These modification agreements and related agreements amended and extended the Mortgages until October 15, 2011. In connection with the Amended Mortgages, on October 1, 2010, Hudson Holdings and Mondrian Holdings paid down a total of $16 million and $17 million, respectively, on their outstanding loan balances. The Hudson Holdings Amended Mortgage bears interest at 30-day LIBOR plus 1.03% and the Mondrian Holdings Amended Mortgage bears interest at 30-day LIBOR plus 1.64%.

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
The Amended Mortgages require our subsidiary borrowers to fund reserve accounts to cover monthly debt service payments. Those subsidiary borrowers are also required to fund reserves for property, sales and occupancy taxes, insurance premiums, capital expenditures and the operation and maintenance of those hotels. Reserves are deposited into restricted cash accounts and are released as certain conditions are met. Starting in 2009, the Mortgages had fallen below the required debt service coverage and as such, all excess cash, once all other reserve accounts were completed, were funded into curtailment reserve accounts. As of September 30, 2010, the balance in the curtailment reserve accounts was $20.3 million, of which $16.5 million was used in October 2010 to reduce the amount of debt outstanding under the Amended Mortgages, as discussed above. Under the Amended Mortgages, all excess cash will continue to be funded into curtailment reserve accounts regardless of our debt service coverage ratio. The subsidiary borrowers are not permitted to have any liabilities other than certain ordinary trade payables, purchase money indebtedness, capital lease obligations and certain other liabilities.
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
The Amended Mortgages provide for events of default customary in mortgage financings, including, among others, failure to pay principal or interest when due, failure to comply with certain covenants, certain insolvency and receivership events affecting the subsidiary borrowers, Morgans Group or the Company, and breach of the encumbrance and transfer provisions. In the event of a default under the Amended Mortgages, the lender’s recourse is limited to the mortgaged property, unless the event of default results from insolvency, a voluntary bankruptcy filing, a breach of the encumbrance and transfer provisions, or various other “bad boy” type acts, in which event the lender may also pursue remedies against Morgans Group.
As of December 31, 2010, the balance outstanding on the Hudson Holdings Amended Mortgage was $201.2 million and on the Mondrian Holdings Amended Mortgage was $103.5 million. As of December 31, 2010, the balance outstanding on the Hudson mezzanine loan was $26.5 million.
Notes to a Subsidiary Trust Issuing Preferred Securities. In August 2006, we formed a trust, MHG Capital Trust I (the “Trust”), to issue $50.0 million of trust preferred securities in a private placement. The sole assets of the Trust consist of the trust notes due October 30, 2036 issued by Morgans Group and guaranteed by Morgans Hotel Group Co. The trust notes have a 30-year term, ending October 30, 2036, and bear interest at a fixed rate of 8.68% for the first 10 years, ending October 2016, and thereafter will bear interest at a floating rate based on the three-month LIBOR plus 3.25%. These securities are redeemable by the Trust at par beginning on October 30, 2011.
Clift. We lease Clift under a 99-year non-recourse lease agreement expiring in 2103. The lease is accounted for as a financing with a liability balance of $85.0 million at December 31, 2010.
Due to the amount of the payments stated in the lease, which increase periodically, and the economic environment in which the hotel operates, our subsidiary that leases Clift had not been operating Clift at a profit and Morgans Group had been funding cash shortfalls sustained at Clift in order to enable our subsidiary to make lease payments from time to time. On March 1, 2010, however, we discontinued subsidizing the lease payments and stopped making the scheduled monthly payments. On May 4, 2010, the lessors under the Clift ground lease filed a lawsuit against Clift Holdings LLC, which the court dismissed on June 1, 2010. On June 8, 2010, the lessors filed a new lawsuit and on June 17, 2010, we and our subsidiary filed an affirmative lawsuit against the lessors.

On September 17, 2010, we and our subsidiaries entered into a settlement and release agreement with the lessors under the Clift ground lease, which among other things, effectively provided for the settlement of all outstanding litigation claims and disputes among the parties relating to defaulted lease payments due with respect to the ground lease for the Clift and reduced the lease payments due to the lessors for the period March 1, 2010 through February 29, 2012. Effective March 1, 2012, the annual rent will be as stated in the lease agreement, which currently provides for base annual rent of approximately $6.0 million per year through October 2014 increasing thereafter, at 5-year intervals by a formula tied to increases in the Consumer Price Index, with a maximum increase of 40% and a minimum of 20% at October 2014, and at each payment date thereafter, the maximum increase is 20% and the minimum is 10%. The lease is non-recourse to us. Morgans Group also entered into a limited guaranty, whereby Morgans Group agreed to guarantee losses of up to $6 million suffered by the lessors in the event of certain “bad boy” type acts.
Hudson Capital Leases. We lease two condominium units at Hudson which are reflected as capital leases with balances of $6.1 million at December 31, 2010. Currently annual lease payments total approximately $900,000 and are subject to increases in line with inflation. The leases expire in 2096 and 2098.
Promissory Notes. The purchase of the property across from the Delano South Beach was partially financed with the issuance of a $10.0 million interest only non-recourse promissory note to the seller with a scheduled maturity of January 24, 2009 and an interest rate of 10.0%. In November 2008, we extended the maturity of the note until January 24, 2010 and agreed to pay 11.0% interest for the extension year which we were required to prepay in full at the time of extension. Effective January 24, 2010, we extended the maturity of the note until January 24, 2011. The note bore interest at 11.0%, but we are permitted to defer half of each monthly interest payment until the maturity date. The obligations under the note were secured by the property. Additionally, in January 2009, an affiliate of the seller financed an additional $0.5 million to pay for costs associated with obtaining necessary permits. This $0.5 million promissory note had a scheduled maturity date on January 24, 2010, which we extended to January 24, 2011 and bore interest at 11%. The obligations under this note were secured with a pledge of the equity interests in our subsidiary that owned the property. In January 2011, our indirect subsidiary transferred its interest in the property to SU Gales Properties, LLC. As a result of this transaction, we were released from this $10.5 million non-recourse debt.
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
On January 1, 2009, we adopted Accounting Standard Codification (“ASC”) 470-20, Debt with Conversion and other Options (“ASC 470-20”). ASC 470-20 requires the proceeds from the sale of the Convertible Notes to be allocated between a liability component and an equity component. The resulting debt discount must be amortized over the period the debt is expected to remain outstanding as additional interest expense. ASC 470-20 required retroactive application to all periods presented. The equity component, recorded as additional paid-in capital, was $9.0 million, which represents the difference between the proceeds from issuance of the Convertible Notes and the fair value of the liability, net of deferred taxes of $6.4 million, as of the date of issuance of the Convertible Notes.

Joint Venture Debt. See “—Off-Balance Sheet Arrangements” for descriptions of joint venture debt.
Contractual Obligations
We have various contractual obligations that are recorded as liabilities in our consolidated financial statements. We also enter into other purchase commitments and other executory contracts that are not recognized as liabilities until services are performed or goods are received. The following table summarizes our contractual obligations and other commitments as of December 31, 2010, excluding interest, except as indicated, and debt obligations at our Joint Venture Hotels:

	Payments Due by Period
		Less Than 1			More Than
Contractual Obligations	Total	Year	1 to 3 Years	3 to 5 Years	5 Years
	(In thousands)
Mortgages	$331,159	$304,659	$26,500	$—	$—
Promissory notes on property across the street from Delano South Beach	10,500	10,500	—	—	—
Liability to subsidiary trust	50,100	—	—	—	50,100
Convertible Notes	172,500	—	—	172,500	—
Revolving credit facility	26,008	26,008	—	—	—
Interest on mortgage and notes payable	131,186	13,842	18,429	11,941	86,974
Capitalized lease obligations including amounts representing interest	128,482	488	977	977	126,040
Operating lease obligations	30,371	1,104	2,290	2,438	24,539

Total	$880,306	$356,601	$48,196	$187,856	$287,653

The table above includes debt obligations under the $10.5 million promissory notes on the property across the street from Delano South Beach, which have been released in connection with the transfer of such property to SU Gale Property, LLC in January 2011, but excludes the $2.0 million in letters of credit outstanding related to worker compensation insurance, which we will fund as the insurance carrier requires.
As described in “—Derivative Financial Instruments” below, we use some derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. As such, the interest rate on our debt is fixed for the majority of our outstanding debt, which is reflected in the table above.
We have a series of 50/50 joint ventures with Chodorow Ventures LLC and affiliates, for the purpose of owning and operating restaurants, bars and other food and beverage operations at certain of our hotels. Currently, the joint ventures operate the restaurants in Morgans, Delano South Beach, Mondrian Los Angeles, Sanderson, St Martins Lane, and Mondrian South Beach, as well as the bars in Delano South Beach, Sanderson and St Martins Lane. Pursuant to various agreements, the joint ventures lease space from the hotels and pay a management fee to the Chodorow entity. The management fee is typically equal to 3% of the gross revenues generated by the operation. The agreements expire on various dates through 2017 and generally have one or two five-year renewal periods at the restaurant venture’s option. Further, we are required to fund negative cash flows in certain of these restaurants. Fees to be paid to the Chodorow entity and requirements to fund negative cash flow cannot be currently measured and therefore are not included in the table above.
On October 15, 2009, we issued 75,000 shares of Series A preferred securities to the Investors. The holders of such Series A preferred securities are entitled to cumulative cash dividends, payable in arrears on every three-month anniversary following the original date of issuance if such dividends are declared by the Board of Directors or an authorized committee thereof, at a rate of 8% per year for the first five years, 10% per year for years six and seven, and 20% per year thereafter. In addition, should the Investors’ nominee fail to be elected to our Board of Directors, the dividend rate would increase by 4% during any time that the Investors’ nominee is not a director. We have the option to accrue any and all dividend payments. As of December 31, 2010, we had not declared or paid any dividends on the Series A preferred securities.

Seasonality
The hospitality business is seasonal in nature. For example, our Miami hotels are generally strongest in the first quarter, whereas our New York hotels are generally strongest in the fourth quarter. Quarterly revenues also may be adversely affected by events beyond our control, such as the current recession, extreme weather conditions, terrorist attacks or alerts, natural disasters, airline strikes, and other considerations affecting travel. Room revenues by quarter for our Owned Hotels, excluding our former Owned Hotel, Mondrian Scottsdale, which has been excluded from room revenues and classified as discontinued operations, during 2010 and 2009, help demonstrate this seasonality, as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in millions)
Room Revenues
2009	$26.9	$30.1	$32.1	$38.2
2010	$29.3	$35.1	$35.1	$39.8
Given the recent global economic downturn, the impact of seasonality in 2009 and 2010 was not as significant as in prior periods and may remain less pronounced throughout 2011 depending on the timing and strength of the economic recovery.
To the extent that cash flows from operations are insufficient during any quarter, due to temporary or seasonal fluctuations in revenues, we may have to enter into additional short-term borrowings or increase our borrowings, if available, under our Amended Revolving Credit Facility to meet cash requirements.
Capital Expenditures and Reserve Funds
We are obligated to maintain reserve funds for capital expenditures at our Owned Hotels as determined pursuant to our debt and lease agreements related to such hotels, with the exception of Delano South Beach, Royalton and Morgans. Our Joint Venture Hotels and Hotel Las Palapas, which we manage, generally are subject to similar obligations under debt agreements related to such hotels, or under our management agreements. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. Such agreements typically require us to reserve funds at amounts equal to 4% of the hotel’s revenues and require the funds to be set aside in restricted cash. In addition, our restaurant joint ventures require the ventures to set aside restricted cash of between 2% to 4% of gross revenues of the restaurant. As of December 31, 2010, approximately $3.0 million was available in restricted cash reserves for future capital expenditures under these obligations related to our Owned Hotels.
Additionally, we anticipate we will need to renovate Hudson, Clift, Sanderson and St Martins Lane in the next few years, which will require a substantial amount of capital.
The lenders under the Amended Mortgages require our subsidiary borrowers to fund reserve accounts to cover monthly debt service payments. Those subsidiary borrowers are also required to fund reserves for property, sales and occupancy taxes, insurance premiums, capital expenditures and the operation and maintenance of those hotels. Reserves are deposited into restricted cash accounts and are released as certain conditions are met. In 2009, the Mortgages had fallen below the required debt service coverage and as such, all excess cash, once all other reserve accounts are completed, was funded into curtailment reserve accounts. In October 2010, $16.5 million from these curtailment reserve accounts was used to reduce the amount of mortgage debt outstanding under the Amended Mortgages. Under the Amended Mortgages, all excess cash will continue to be funded into curtailment reserve accounts. As of December 31, 2010, the balance in these curtailment reserve accounts was $10.0 million. Our subsidiary borrowers are not permitted to have any liabilities other than certain ordinary trade payables, purchase money indebtedness, capital lease obligations, and certain other liabilities.

During 2006, 2007 and 2008, our Owned Hotels that were not subject to these reserve funding obligations — Delano South Beach, Royalton, and Morgans — underwent significant room and common area renovations, and as such, are not expected to require a substantial amount of capital during 2011. Management will evaluate the capital spent at these properties on an individual basis and ensure that such decisions do not impact the overall quality of our hotels or our guests’ experience.
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
The foregoing swaps expired in July 2010, when the underlying debt was scheduled to mature. In connection with forbearance agreements we entered into in July and September 2010 with the mortgage lenders on Hudson and Mondrian Los Angeles, we entered into short-term interest rate caps. These interest rate caps were entered into in August and matured in September of 2010. In September 2010, in connection with the Amended Mortgages, we entered into interest rate caps which qualify for hedge accounting treatment per ASC 815-10 and accordingly, the change in fair value of this instrument is recognized in accumulated other comprehensive loss. Additionally, in August 2010, we entered into an interest rate cap on the Hudson mezzanine loan which does not qualify for hedge accounting treatment per ASC 815-10 and accordingly, the change in fair value of this instrument is recognized in interest expense. The fair value of all of these interest rate caps was insignificant as of December 31, 2010.
In connection with the sale of the Convertible Notes, we entered into call options which are exercisable solely in connection with any conversion of the Convertible Notes and pursuant to which we will receive shares of our common stock from counterparties equal to the number of shares of our common stock, or other property, deliverable by us to the holders of the Convertible Notes upon conversion of the Convertible Notes, in excess of an amount of shares or other property with a value, at then current prices, equal to the principal amount of the converted Convertible Notes. Simultaneously, we also entered into warrant transactions, whereby we sold warrants to purchase in the aggregate 6,415,327 shares of our common stock, subject to customary anti-dilution adjustments, at an exercise price of approximately $40.00 per share of common stock. The warrants may be exercised over a 90-day trading period commencing January 15, 2015. The call options and the warrants are separate contracts and are not part of the terms of the Convertible Notes and will not affect the holders’ rights under the Convertible Notes. The call options are intended to offset potential dilution upon conversion of the Convertible Notes in the event that the market value per share of the common stock at the time of exercise is greater than the exercise price of the call options, which is equal to the initial conversion price of the Convertible Notes and is subject to certain customary adjustments.

On October 15, 2009, we entered into a securities purchase agreement with Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P., which we refer to collectively as the Investors. Under the securities purchase agreement, we issued and sold to the Investors (i) 75,000 shares of the our Series A preferred securities, $1,000 liquidation preference per share, and (ii) warrants to purchase 12,500,000 shares of the Company’s common stock at an exercise price of $6.00 per share. The warrants have a 7-1/2 year term and are exercisable utilizing a cashless exercise method only, resulting in a net share issuance. The exercise of the warrants is also subject to an exercise cap which effectively limits the Investors’ beneficial ownership of our common stock to 9.9% at any one time, unless we are no longer subject to gaming requirements or the Investors obtain all necessary gaming approvals to hold and exercise in full the warrants. The exercise price and number of shares subject to the warrant are both subject to anti-dilution adjustments.
We and Yucaipa American Alliance Fund II, LLC, an affiliate of the Investors, as the fund manager, also entered into a real estate fund formation agreement on October 15, 2009 pursuant to which we and the fund manager agreed to use good faith efforts to endeavor to raise a private investment fund. In connection with the agreement, we issued to the fund manager 5,000,000 contingent warrants to purchase our common stock at an exercise price of $6.00 per share with a 7-1/2 year term. These contingent warrants will only become exercisable if the Fund obtains capital commitments in certain amounts over certain time periods and also meets certain further capital commitment and investment thresholds. The exercise of these contingent warrants is also subject to an exercise cap which effectively limits the fund manager’s beneficial ownership (which is considered jointly with the Investors’ beneficial ownership) of our common stock to 9.9% at any one time, subject to certain exceptions. The exercise price and number of shares subject to these contingent warrants are both subject to anti-dilution adjustments.
The fund formation agreement terminated by its terms on January 30, 2011 due to the failure to close a fund with $100 million of aggregate capital commitments by that date. The 5,000,000 contingent warrants issued to the fund manager will be forfeited in their entirety on October 15, 2011 if a fund with $250 million has not closed by that date.
Off-Balance Sheet Arrangements
We have unconsolidated joint ventures that we account for using the equity method of accounting, all of which have mortgage or related debt, as described below. In some cases, we provide non-recourse carve-out guaranties of joint venture debt, which guaranty is only triggered in the event of certain “bad boy” acts, and other limited liquidity or credit support, as described below.
Morgans Europe. We own interests in two hotels through a 50/50 joint venture known as Morgans Europe. Morgans Europe owns two hotels located in London, England, St Martins Lane, a 204-room hotel, and Sanderson, a 150-room hotel. Under a management agreement with Morgans Europe, we earn management fees and a reimbursement for allocable chain service and technical service expenses.
On July 15, 2010, Morgans Europe venture refinanced in full its then outstanding £99.3 million mortgage debt with a new £100 million loan maturing in July 2015 that is non-recourse to us and is secured by Sanderson and St Martins Lane. See “Recent Trends and Developments — Recent Developments — Refinancing of London Joint Venture Debt” for further discussion. As of December 31, 2010, Morgans Europe had outstanding mortgage debt of £99.7 million, or approximately $154.6 million at the exchange rate of 1.55 US dollars to GBP at December 31, 2010.
Morgans Europe’s net income or loss and cash distributions or contributions are allocated to the partners in accordance with ownership interests. At December 31, 2010, we had an investment in Morgans Europe of $1.4 million. We account for this investment under the equity method of accounting. Our equity in income of the joint venture amounted to income of $3.5 million, income of $2.0 million and a loss of $4.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.
Mondrian South Beach. We own a 50% interest in Mondrian South Beach, a recently renovated apartment building which was converted into a condominium and hotel. Mondrian South Beach opened in December 2008, at which time we began operating the property under a long-term management contract.

In April 2010, the Mondrian South Beach joint venture amended its non-recourse financing secured by the property and extended the maturity date for up to seven years, through extension options until April 2017, subject to certain conditions. In April 2010, in connection with the loan amendment, each of the joint venture partners provided an additional $2.75 million to the joint venture resulting in total mezzanine financing provided by the partners of $28.0 million. As of December 31, 2010, the joint venture’s outstanding mortgage and mezzanine debt was $94.6 million, which does not include the $28.0 million mezzanine loan provided by the joint venture partners, which in effect is on par with the lender’s mezzanine debt.
Morgans Group and affiliates of our joint venture partner have agreed to provide standard non-recourse carve-out guaranties and provide certain limited indemnifications for the Mondrian South Beach mortgage and mezzanine loans. In the event of a default, the lenders’ recourse is generally limited to the mortgaged property or related equity interests, subject to standard non-recourse carve-out guaranties for “bad boy” type acts. Morgans Group and affiliates of our joint venture partner also agreed to guaranty the joint venture’s obligation to reimburse certain expenses incurred by the lenders and indemnify the lenders in the event such lenders incur liability as a result of any third-party actions brought against Mondrian South Beach. Morgans Group and affiliates of our joint venture partner have also guaranteed the joint venture’s liability for the unpaid principal amount of any seller financing note provided for condominium sales if such financing or related mortgage lien is found unenforceable, provided they shall not have any liability if the seller financed unit becomes subject again to the lien of the lender’s mortgage or title to the seller financed unit is otherwise transferred to the lender or if such seller financing note is repurchased by Morgans Group and/or affiliates of our joint venture at the full amount of unpaid principal balance of such seller financing note. In addition, although construction is complete and Mondrian South Beach opened on December 1, 2008, Morgans Group and affiliates of our joint venture partner may have continuing obligations under construction completion guaranties until all outstanding payables due to construction vendors are paid. As of December 31, 2010, there are remaining payables outstanding to vendors of approximately $1.6 million. We believe that payment under these guaranties is not probable and the fair value of the guarantee is not material. For further discussion, see note 5 of our consolidated financial statements.
The Mondrian South Beach joint venture was determined to be a variable interest entity as during the process of refinancing the venture’s mortgage in April 2010, its equity investment at risk was considered insufficient to permit the entity to finance its own activities. In April 2010, each of the joint venture partners provided an additional $2.75 million of mezzanine financing to the joint venture in order to complete a refinancing of the outstanding mortgage debt of the venture. We determined that we are not the primary beneficiary of this variable interest entity as we do not have a controlling financial interest in the entity. Our maximum exposure to losses as result of our involvement in the Mondrian South Beach variable interest entity is limited to our current investment, outstanding management fee receivable and advances in the form of mezzanine financing. We have not committed to providing financial support to this variable interest entity, other than as contractually required and all future funding is expected to be provided by the joint venture partners in accordance with their respective ownership interests in the form of capital contributions or mezzanine financing, or by third parties.
We account for this investment under the equity method of accounting. At December 31, 2010, our investment in Mondrian South Beach was $5.8 million. Our equity in loss of Mondrian South Beach was $7.6 million, $14.2 million, and $3.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.
Formation and Hard Rock Credit Facility. On February 2, 2007, Morgans Group, an affiliate of DLJMB, and the DLJMB Parties completed the acquisition of the Hard Rock. The acquisition was completed through a joint venture entity, Hard Rock Hotel Holdings, LLC, funded one-third, or approximately $57.5 million, by the Morgans Parties, and two-thirds, or approximately $115.0 million, by the DLJMB Parties. In connection with the joint venture’s acquisition of the Hard Rock, certain subsidiaries of the joint venture entered into a debt financing comprised of a senior mortgage loan and three mezzanine loans, which provided for a $760.0 million acquisition loan that was used to fund the acquisition, of which $110.0 million was subsequently repaid according to the terms of the loan, and a construction loan of up to $620.0 million, which was fully drawn and remained outstanding as of December 31, 2010, for the expansion project at the Hard Rock. Morgans Group provided a standard non-recourse, carve-out guaranty for each of the mortgage and mezzanine loans. On December 24, 2009, the mortgage and mezzanine loans were amended so that the maturity dates are extendable from February 2011 to February 2014, subject to certain conditions.
Since the formation of the Hard Rock joint venture, additional disproportionate cash contributions have been made by the DLJMB Parties. As of December 31, 2010, the DLJMB Parties had contributed an aggregate of $424.8 million in cash and we had contributed an aggregate of $75.8 million in cash. In 2009, we wrote down our investment in Hard Rock to zero. For purposes of accounting for our equity ownership interest in Hard Rock, we calculated a 12.8% ownership interest as of December 31, 2010, based on a weighting of 1.75x to the DLJMB Parties cash contributions in excess of $250.0 million, which was, at December 31, 2010, the last agreed weighting for capital contributions beyond the amount initially committed by the DLJMB Parties.
Hard Rock Settlement Agreement. On January 28, 2011, subsidiaries of Hard Rock Hotel Holdings, LLC, a joint venture through which we held a minority interest in the Hard Rock, received a notice of acceleration from the Second Mezzanine Lender pursuant to the Second Mezzanine Loan Agreement, between such subsidiaries and the Second Mezzanine Lender, declaring all unpaid principal and accrued interest under the Second Mezzanine Loan Agreement immediately due and payable. The amount due and payable under the Second Mezzanine Loan Agreement as of January 20, 2011 was approximately $96 million. The Second Mezzanine Lender also notified such subsidiaries that it intended to auction to the public the collateral pledged in connection with the Second Mezzanine Loan Agreement, including all membership interests in certain subsidiaries of the Hard Rock joint venture that indirectly own the Hard Rock and other related assets.

Subsidiaries of the Hard Rock joint venture, the Mortgage Lender, the First Mezzanine Lender, the Second Mezzanine Lender, Morgans Group, certain affiliates of DLJMB, and certain other related parties entered into a Standstill and Forbearance Agreement, dated as of February 6, 2011. Pursuant to the Standstill and Forbearance Agreement, among other things, until February 28, 2011, the Mortgage Lender, First Mezzanine Lender and the Second Mezzanine Lender agreed not to take any action or assert any right or remedy arising with respect to any of the applicable loan documents or the collateral pledged under such loan documents, including remedies with respect to our Hard Rock management agreement. In addition, pursuant to the Standstill and Forbearance Agreement, the Second Mezzanine Lender agreed to withdraw its foreclosure notice, and the parties agreed to jointly request a stay of all action on the pending motions that had been filed by various parties to enjoin such foreclosure proceedings.
On March 1, 2011, the Hard Rock joint venture, the Mortgage Lender, the First Mezzanine Lender, the Second Mezzanine Lender, the Morgans Parties and certain affiliates of DLJMB, as well as the Third Mezzanine Lender and other interested parties entered into a comprehensive settlement to resolve the disputes among them and all matters relating to the Hard Rock and related loans and guaranties. The settlement provides, among other things, for the following:
•
release of the non-recourse carve-out guaranties provided by us with respect to the loans made by the Mortgage Lender, the First Mezzanine Lender, the Second Mezzanine Lender and the Third Mezzanine Lender to the direct and indirect owners of the Hard Rock;

•	termination of the management agreement pursuant to which we managed the Hard Rock;
•	the transfer by the Hard Rock joint venture to an affiliate of the First Mezzanine Lender of 100% of the indirect equity interests in the Hard Rock; and
•
certain payments to or for the benefit of the Mortgage Lender, the First Mezzanine Lender, the Second Mezzanine Lender, the Third Mezzanine Lender and us. Our net payment was approximately $3.7 million.

As a result of the settlement, we will no longer be subject to Nevada gaming regulations, after completion of certain gaming de-registration procedures.
Land Parcel Loan. On August 1, 2008, a subsidiary of the Hard Rock joint venture completed an intercompany land purchase with respect to an 11-acre parcel of land located adjacent to the Hard Rock. In connection with the intercompany land purchase, the Hard Rock subsidiary entered into a $50.0 million land acquisition loan, due and payable no later than August 9, 2009, subject to two six-month extensions. Morgans Group, together with DLJMB, provided a non-recourse carve-out guaranty related to the land loan, which guaranty is only triggered in the event of certain “bad boy” acts. In our joint venture agreement, DLJMB has agreed to be responsible for 100% of any liability under the guaranty subject to certain conditions.
On December 24, 2009, the land loan was amended so that the maturity date is extendable until February 2014, subject to certain conditions. One of the lender groups funded half of the reserves necessary for the extension in exchange for an equity participation in the land. On December 9, 2010, the joint venture was required to either deposit an additional estimated $3.5 million into the interest reserve account or convey the land securing the loan to the lenders in accordance with arrangements pre-negotiated with the lenders. The joint venture did not make the reserve payment and the land was conveyed back to the lenders.
Ames in Boston. On June 17, 2008, we, Normandy Real Estate Partners, and Ames Hotel Partners, entered into a joint venture to develop the Ames hotel in Boston. Upon the hotel’s completion in November 2009, we began operating Ames under a 20-year management contract.

As of December 31, 2010, we had an approximately 31% economic interest in the joint venture and our investment in the Ames joint venture was $11.0 million. Our equity in loss for the year ended December 31, 2010 was approximately $1 million.
As of December 31, 2010, the joint venture’s outstanding mortgage debt secured by the hotel was $46.5 million. In October 2010, the mortgage loan secured by Ames matured, and the joint venture did not satisfy the conditions necessary to exercise the first of two remaining one-year extension options available under the loan, which included funding a debt service reserve account, among other things. As a result, the mortgage lender for Ames served the joint venture with a notice of default and acceleration of debt. In February 2011, the joint venture reached an agreement with the lender whereby the lender waived the default, reinstated the loan and extended the loan maturity date until October 9, 2011. In connection with the amendment, the joint venture was required to deposit $1 million into a debt service account.
Mondrian SoHo. In June 2007, we contributed approximately $5.0 million for a 20% equity interest in a joint venture with Cape Advisors Inc. to develop a Mondrian hotel in the SoHo neighborhood of New York. The joint venture obtained a loan of $195.2 million to acquire and develop the hotel. We subsequently loaned an additional $3.3 million to the joint venture. As a result of the decline in general market conditions and real estate values since the inception of the joint venture, and more recently, the need for additional funding to complete the hotel, in June 2010, we wrote down our investment in Mondrian SoHo to zero. During the remainder of 2010, we funded an additional $1.7 million in the form of a loan, which we concluded was impaired as of December 31, 2010.
The mortgage loan on the property matured in June 2010. On July 31, 2010, the loan was amended to, among other things, provide for extensions of the maturity date of the mortgage loan secured by the hotel for up to five years through extension options, subject to certain conditions. See “2010 and Other Recent Transactions and Developments— Additional Funding to Complete Development of Mondrian SoHo and Extension of Debt” for further discussion.
Certain affiliates of our joint venture partner have agreed to provide a standard non-recourse carve-out guaranty for “bad boy” type acts and a completion guaranty to the lenders for the Mondrian SoHo loan, for which Morgans Group has agreed to indemnify the joint venture partner and its affiliates up to 20% of such entities’ guaranty obligations, provided that each party is fully responsible for any losses incurred as a result of its respective gross negligence or willful misconduct.
In July 2010, the joint venture partners each provided additional funding to the joint venture in proportionate to their equity interest in order to complete the project. The Mondrian SoHo joint venture was determined to be a variable interest entity as its equity investment at risk was considered insufficient to permit the entity to finance its own activities. We determined that we are not the primary beneficiary of this variable interest entity as we do not have a controlling financial interest in the entity. As of December 31, 2010, our investment balance in the venture is zero. We have not committed to providing financial support to this variable interest entity, other than as contractually required and all future funding is expected to be provided by the joint venture partners in accordance with their respective ownership percentage interests in the form of capital contributions or mezzanine financing, or by third parties.
Mondrian SoHo opened in February 2011, and we are operating the hotel under a 10-year management contract with two 10-year extension options.
Shore Club. As of December 31, 2010, we owned approximately 7% of the joint venture that owns Shore Club. On September 15, 2009, the joint venture received a notice of default on behalf of the special servicer for the lender on the joint venture’s mortgage loan for failure to make its September monthly payment and for failure to maintain its debt service coverage ratio, as required by the loan documents. On October 7, 2009, the joint venture received a second letter on behalf of the special servicer for the lender accelerating the payment of all outstanding principal, accrued interest, and all other amounts due on the mortgage loan. The lender also demanded that the joint venture transfer all rents and revenues directly to the lender to satisfy the joint venture’s debt. In March 2010, the lender for the Shore Club mortgage initiated foreclosure proceedings against the property in U.S. federal district court. In October 2010, the federal court dismissed the case for lack of jurisdiction. In light of this dismissal, it is possible that the lender may initiate foreclosure proceedings in state court. We have continued to operate the hotel pursuant to the management agreement during these proceedings. However, there can be no assurances we will continue to operate the hotel in the event of foreclosure.
For further information regarding our off balance sheet arrangements, see note 5 to our consolidated financial statements.

Recent Accounting Pronouncements
On June 12, 2009, the FASB issued ASC 810-10. ASC 810-10 amends prior guidance established in FIN 46R and changes the consolidation guidance applicable to a variable interest entity (a “VIE”). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is therefore required to consolidate an entity by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance, and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, FIN 46R required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. Qualified special purpose entities, which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective. ASC 810-10 also requires enhanced disclosures about an enterprise’s involvement with a VIE. The adoption of this standard on January 1, 2010 did not have a material impact on our consolidated financial statements.
In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105, is a pronouncement establishing the FASB ASC as the single official source of authoritative, nongovernmental generally accepted accounting principles. The ASC did not change generally accepted accounting principles but reorganized the literature. This pronouncement is effective for interim and annual periods ending after September 15, 2009. This pronouncement impacts disclosures only and did not have any impact on our consolidated financial condition, results of operations or cash flow.
We adopted certain provisions of ASU No. 2010-06, which requires additional disclosures for transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring fair value measurement disclosures for each “class” of assets and liabilities, a subset of the captions disclosed in our consolidated balance sheets. The adoption did not have a material impact on our consolidated financial statements or our disclosures, as we did not have any transfers between Level 1 and Level 2 fair value measurements and did not have material classes of assets and liabilities that required additional disclosure.
We adopted ASU No. 2010-09 Subsequent Events (ASC Topic 855): Amendments to Certain Recognition and Disclosure Requirements in the first quarter of 2010. ASU No. 2010-09 removes the requirement for a United States Securities and Exchange Commission registrant to disclose a date, in both issued and revised financial statements, through which that filer had evaluated subsequent events. Accordingly, we removed the disclosure at the date through which that filer had evaluated subsequent events from note 2 to our consolidated financial statements and the adoption did not have a material impact on our consolidated financial statements.
In December 2010, The FASB issued ASU No. 2010-29-Business Combinations (Topic 805) to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information. These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. The new ASU No. 2010-29 is effective for business combinations consummated in periods beginning after December 15, 2010, and should be applied prospectively as of the date of adoption. Early adoption is permitted. We do not believe that the adoption of this guidance will have a material impact to our consolidated financial statements.
In December 2010, the FASB released ASU No. 2010-28 (“ASU 2010-28”), Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The update requires a company to perform Step 2 of the goodwill impairment test if the carrying value of the reporting unit is zero or negative and adverse qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The qualitative factors to consider are consistent with the existing guidance and examples in Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual test if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The requirements in ASU 2010-28 are effective for public companies in the first annual period beginning after December 15, 2010. ASU 2010-28 is not expected to materially impact our consolidated financial statements.

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
•
Impairment of long-lived assets. When triggering events occur, we periodically review each property for possible impairment. Recoverability of such assets is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset, as determined by applying our operating budgets for future periods. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value. We estimated each property’s fair value using a discounted cash flow method taking into account each property’s expected cash flow from operations, holding period and net proceeds from the dispositions of the property. The factors we address in determining estimated net proceeds from disposition include anticipated operating cash flow in the year of disposition, terminal cash flow capitalization rate and selling price per room. Our judgment is required in determining the discount rate applied to estimated cash flows, the growth rate of the property revenues, and the need for capital expenditures, as well as specific market and economic conditions. Additionally, the classification of these assets as held-for-sale requires the recording of these assets at our estimate of their fair value less estimated selling costs which can affect the amount of impairment recorded. As of December 31, 2010, management concluded that its long-lived assets were not impaired. As of December 31, 2009, management concluded that Mondrian Scottsdale was impaired and that the fair value was in excess of the property’s carrying value by approximately $18.4 million. Additionally, management concluded that the property across the street from Delano South Beach was impaired and that the fair value was in excess of the property’s carrying value by approximately $11.3 million.

•
Impairment of goodwill. Goodwill represents the excess purchase price over the fair value of net assets attributable to business acquisitions and combinations. We test for impairment of goodwill at least annually and at year end. We will test for impairment more frequently if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. In accordance with ASC 350-20, Intangibles — Goodwill and Other, Goodwill, management identifies potential impairments by comparing the fair value of the reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, including goodwill, the asset is not impaired. Any excess of carrying value over the estimated fair value of goodwill would be recognized as an impairment loss in continuing operations. Management applies a discounted cash flow method to perform its annual goodwill fair value impairment test taking into account approved operating budgets with appropriate growth assumptions, holding period and proceeds from disposing of the property. In addition to the discounted cash flow analysis, management also considers external independent appraisals to estimate fair value. The analysis and appraisals used by management are consistent with those used by a market participant. Judgment is required in determining the discount rate applied to estimated cash flows, growth rate of the property revenues, and the need for capital expenditures, as well as specific market and economic conditions. The discount rate and the terminal cash flow capitalization rate were based on applicable public hotel studies and market indices. Given the current economic environment, management believes that the growth assumptions applied are reasonable. The Company has one reportable operating segment, which is its reporting unit under ASC 350-20; therefore management aggregates goodwill associated to all owned hotels when analyzing potential impairment. As of December 31, 2010 and 2009, management concluded that no goodwill impairment existed as the implied fair value of the reporting unit was well in excess of its carrying value. Management does not believe it is reasonably likely that goodwill will become impaired in future periods, but will test before the 2011 year end if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

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

•
Derivative instruments and hedging activities. Derivative instruments and hedging activities require us to make judgments on the nature of our derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported as a component of interest expense in the consolidated statements of operations or as a component of equity on the consolidated balance sheets. While we believe our judgments are reasonable, a change in a derivative’s fair value or effectiveness as a hedge could affect expenses, net income and equity. Additionally, management determines fair value of our derivatives is in accordance with ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”). The valuation of interest rate caps and interest rate swaps is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. To comply with the provisions of ASC 820-10, we incorporate credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, management has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. Management believes that the valuation approach is acceptable and that our derivatives are properly stated at December 31, 2010 and 2009.

•
Consolidation Policy. Variable interest entities are accounted for within the scope of ASC 810-10 and are required to be consolidated by their primary beneficiary. The primary beneficiary at a variable interest entity is the enterprise that has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and obligation to absorb losses or the right to receive benefits of the variable interest entity that could be potentially significant to the variable interest entity. We evaluate our interests in accordance with ASC 810-10, Consolidation (“ASC 810-10”) to determine if they are variable interests in variable interest entities. Significant judgments and assumptions are made by us to determine whether an entity is a variable interest entity such as those regarding the sufficiency of an entity’s equity at risk and whether the entity’s equity holders have the power through voting or similar rights to direct the activities of the entity that most significantly impact its economic performance. Food and beverage operations at three of our Owned Hotels are operated under 50/50 joint ventures. These services include operating restaurants including room service, banquet and catering services. None of our assets are collateral for the ventures’ obligations and creditors of the venture have no recourse to us. Based on the evaluation performed, we have concluded we are the primary beneficiary and therefore, we consolidated these three ventures. We have evaluated the applicability of ASC 810-10 to our investments in unconsolidated joint ventures. We have determined that most of these ventures do not meet the requirements of a variable interest entity and some of the ventures meet the requirements of a variable interest entity of which we are not the primary beneficiary and therefore, consolidation of these ventures is not required. We account for these investments using the equity method as we believe we do not exercise control over significant asset decisions such as buying, selling or financing nor are we the primary beneficiary of the entities. Under the equity method, we increase our investment in unconsolidated joint ventures for our proportionate share of net income and contributions and decrease our investment balance for our proportionate share of net loss and distributions.

•
Stock-based Compensation. We have adopted the fair value method of accounting prescribed in ASC 718-10, Compensation, Stock Based Compensation (“ASC 718-10”) for equity-based compensation awards. ASC 718-10 requires an estimate of the fair value of the equity award at the time of grant rather than the intrinsic value method. For all fixed equity-based awards to employees and Directors, which have no vesting conditions other than time of service, the fair value of the equity award at the grant date will be amortized to compensation expense over the award’s vesting period on a straight-line basis. For performance-based compensation plans, we recognize compensation expense at such time when the performance hurdle is anticipated to be achieved over the performance period based upon the fair value at the date of grant. The fair value is determined based on the value of our common stock on the grant date of the award, or in the case of stock option awards, the Black-Scholes option pricing model. Management’s assumptions when applying the Black-Scholes model are derived based upon the risk profile and volatility of our common stock and our peer group. We believe that the assumptions that we have applied to stock-based compensation are reasonable and we will continue to review such assumptions quarterly and revise them as market conditions change and management deems necessary.

•
Deferred income taxes and valuation allowance. We account for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance will be provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Such valuation allowance will be estimated by management based on our projected future taxable income. The estimate of future taxable income is highly subjective. We have a net operating loss for the tax year 2010 and anticipate that all or a major portion of the net operating loss will be utilized to offset any future gains on sale of assets. However, these assumptions may prove to be inaccurate, and unanticipated events and circumstances may occur in the future. To the extent actual results differ from these estimates; our future results of operations may be affected. At December 31, 2010 and 2009, we had a $57.0 million and $34.0 million valuation allowance against our deferred tax assets, respectively.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures About Market Risk
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Some of our outstanding debt has a variable interest rate. As described in “Management’s Discussion and Analysis of Financial Results of Operations — Derivative Financial Instruments” above, we use some derivative financial instruments, primarily interest rate swaps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of December 31, 2010, our total outstanding consolidated debt, including capital lease obligations, was approximately $672.8 million, of which approximately $357.2 million, or 53.1%, was variable rate debt. At December 31, 2010, the one month LIBOR rate was 0.26%.
We had entered into hedging arrangements on $285.0 million of variable rate debt in connection with the Mortgages on Hudson and Mondrian Los Angeles, which matured on July 9, 2010 and effectively fixed LIBOR at approximately 5.0% through that date. In connection with the Mortgages, we had also entered into an $85.0 million interest rate swap that matured on July 15, 2010 and effectively fixed the LIBOR rate at approximately 4.9% through that effective date.

In connection with the Amended Mortgages, interest rate caps for 5.3% and 4.25%, in the amounts of approximately $201.2 million and $103.5 million, respectively, were entered into in September 2010, and were outstanding as of December 31, 2010. These interest rate caps mature on October 15, 2011.
As of December 31, 2010, we have total debt outstanding, excluding capital lease obligations related to two leased condominium units at Hudson, of $666.7 million of which $357.2 million or 53.6% was variable- rate debt based on LIBOR spreads. If market rates of interest on this $357.2 million variable rate debt increase by 1.0%, or 100 basis points, the increase in interest expense would reduce future pre-tax earnings and cash flows by approximately $3.6 million annually and the maximum annual amount the interest expense would increase on this variable rate debt is $16.1 million due to our interest rate cap agreements, which would reduce future pre-tax earnings and cash flows by the same amount annually. If market rates of interest on this $357.2 million variable rate decrease by 1.0%, or 100 basis points, the decrease in interest expense would increase pre-tax earnings and cash flow by approximately $3.6 million annually.
As of December 31, 2010, our fixed rate debt of $309.5 million consisted of the trust notes underlying our trust preferred securities, the Convertible Notes, the promissory notes on the property across the street from Delano South Beach, and the Clift lease. The fair value of some of this debt is greater than the book value. As such, if market rates of interest increase by 1.0%, or approximately 100 basis points, the fair value of our fixed rate debt at December 31, 2010 would decrease by approximately $31.3 million. If market rates of interest decrease by 1.0%, or 100 basis points, the fair value of our fixed rate debt at December 31, 2010 would increase by $37.6 million. In January 2011, in connection with the transfer of such property to SU Gale Property, LLC, the $10.5 million debt on the property across the street from Delano South Beach was released.
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
Currency Exchange Risk
As we have international operations with our two London hotels and the hotel we manage in Mexico, currency exchange risks between the U.S. dollar and the British pound and the U.S. dollar and Mexican peso, respectively, arise as a normal part of our business. We reduce these risks by transacting these businesses in their local currency. As we have a 50% ownership in Morgans Europe, a change in prevailing rates would have an impact on the value of our equity in Morgans Europe. The U.S. dollar/British pound and U.S. dollar/Mexican peso currency exchanges are currently the only currency exchange rates to which we are directly exposed. Generally, we do not enter into forward or option contracts to manage our exposure applicable to net operating cash flows. We do not foresee any significant changes in either our exposure to fluctuations in foreign exchange rates or how such exposure is managed in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements of Morgans Hotel Group Co. and the notes related to the foregoing financial statements, together with the independent registered public accounting firm’s reports thereon, are set forth on pages F-1 through F-45 of this report. Additionally, the consolidated financial statements of our significant subsidiary are incorporated by reference in this Annual Report on Form 10-K.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15) that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In connection with the preparation of the Company’s annual financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. The assessment was based upon the framework described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of internal control over financial reporting. We have reviewed the results of the assessment with the Audit Committee of our Board of Directors.
Based on our assessment under the criteria set forth in COSO, management has concluded that, as of December 31, 2010, the Company maintained effective internal control over financial reporting.
BDO USA, LLP, an independent registered public accounting firm, that audited our consolidated financial statements included in this Annual Report has issued an attestation report on our internal control over financial reporting as of December 31, 2010, which appears in Item 9A, below.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Board of Directors and Stockholders
Morgans Hotel Group Co.
New York, NY
We have audited Morgans Hotel Group Co.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Morgans Hotel Group Co.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Morgans Hotel Group Co. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Morgans Hotel Group Co. as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2010, and our report dated March 16, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
New York, New York
March 16, 2011

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

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Morgans Hotel Group Co.
New York, NY
We have audited the accompanying consolidated balance sheets of Morgans Hotel Group Co. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Morgans Hotel Group Co. as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Morgans Hotel Group Co.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2011 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
New York, New York
March 16, 2011

Morgans Hotel Group Co.
Consolidated Balance Sheets
(in thousands, except per share data)

	As of December 31,
	2010	2009

ASSETS
Property and equipment, net	$459,591	$478,189
Goodwill	73,698	73,698
Investments in and advances to unconsolidated joint ventures	20,450	32,445
Investment in hotel property of discontinued operations, net	—	23,977
Investment in property held for non-sale disposition, net	9,775	10,113
Cash and cash equivalents	5,250	68,956
Restricted cash	28,783	21,109
Accounts receivable, net	8,088	6,531
Related party receivables	3,834	9,522
Prepaid expenses and other assets	10,090	10,793
Deferred tax asset, net	80,144	83,980
Other, net	15,073	18,925

Total assets	$714,776	$838,238

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Debt and capital lease obligations	$662,275	$688,513
Mortgage debt of discontinued operations	—	40,000
Mortgage debt of property held for non-sale disposition	10,500	10,500
Accounts payable and accrued liabilities	27,269	29,821
Accounts payable and accrued liabilities of discontinued operations	—	1,455
Accounts payable and accrued liabilities of property held for non-sale disposition	1,162	504
Distributions and losses in excess of investment in unconsolidated joint ventures	1,509	2,740
Other liabilities	13,866	41,294

Total liabilities	716,581	814,827

Commitments and contingencies

Preferred stock, $.01 par value; liquidation preference $1,000 per share, 75,000 shares authorized and issued at December 31, 2010 and 2009, respectively	51,118	48,564
Common stock, $.01 par value; 200,000,000 shares authorized; 36,277,495 shares issued at December 31, 2010 and 2009, respectively	363	363
Additional paid-in capital	297,554	247,728
Treasury stock, at cost, 5,985,045 and 6,594,864 shares of common stock at December 31, 2010 and 2009, respectively	(92,688)	(99,724)
Accumulated comprehensive loss	(3,194)	(6,000)
Accumulated deficit	(265,874)	(181,911)

Total Morgans Hotel Group Co. stockholders’ (deficit) equity	(12,721)	9,020
Noncontrolling interest	10,916	14,391

Total (deficit) equity	(1,805)	23,411

Total liabilities and stockholders’ (deficit) equity	$714,776	$838,238

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008

Revenues:
Rooms	$139,268	$127,188	$177,054
Food and beverage	69,451	73,278	93,307
Other hotel	9,313	9,512	12,018

Total hotel revenues	218,032	209,978	282,379
Management fee-related parties and other income	18,338	15,073	18,300

Total revenues	236,370	225,051	300,679

Operating Costs and Expenses:
Rooms	42,620	41,602	47,083
Food and beverage	58,227	56,492	67,223
Other departmental	5,304	6,159	6,810
Hotel selling, general and administrative	48,216	47,705	55,021
Property taxes, insurance and other	16,233	17,599	16,387

Total hotel operating expenses	170,600	169,557	192,524
Corporate expenses, including stock compensation of $10.9 million, $11.8 million and $15.9 million, respectively	34,538	33,514	41,889
Depreciation and amortization	32,158	29,623	24,912
Restructuring, development and disposal costs	3,916	6,083	10,825
Impairment loss on property held for non-sale disposition	—	11,913	—
Impairment loss on receivables from unconsolidated joint venture	5,549	—	—

Total operating costs and expenses	246,761	250,690	270,150

Operating (loss) income	(10,391)	(25,639)	30,529
Interest expense, net	41,346	48,557	43,221
Interest expense on property held for non-sale disposition	1,137	844	—
Equity in loss of unconsolidated joint ventures	16,203	33,075	56,581
Other non-operating expenses (income)	33,076	(2,081)	401

Loss before income tax expense	(102,153)	(106,034)	(69,674)
Income tax benefit	(1,335)	(16,799)	(25,245)

Net loss from continuing operations	(100,818)	(89,235)	(44,429)
Income (loss) from discontinued operations, net of tax	17,170	(12,370)	(10,140)

Net loss	(83,648)	(101,605)	(54,569)
Net loss (income) attributable to noncontrolling interest	2,239	1,881	(2,104)

Net loss attributable to Morgans Hotel Group Co.	(81,409)	(99,724)	(56,673)

Preferred stock dividends and accretion	(8,554)	(1,746)	—

Net loss attributable to common stockholders	(89,963)	(101,470)	(56,673)

Other comprehensive loss:
Unrealized gain (loss) on valuation of swap/cap agreements, net of tax	9,067	17,500	(1,414)
Share of unrealized loss on valuation of swap agreements from unconsolidated joint venture, net of tax	(430)	—	—
Realized loss on settlement of swap/cap agreements, net of tax	(5,971)	(9,966)	(4,464)
Foreign currency translation gain (loss), net of tax	140	415	(300)

Comprehensive loss	(87,157)	(93,521)	(62,851)

(Loss) Income per share:
Basic and diluted continuing operations	(3.50)	(2.97)	(1.48)
Basic and diluted discontinued operations	0.56	(0.41)	(0.32)
Basic and diluted attributable to common stockholders	(2.94)	(3.38)	(1.80)
Weighted average number of common shares outstanding:
Basic and diluted	30,563	30,017	31,413
See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.
Consolidated Statements of Stockholders’ (Deficit) Equity
(in thousands)

									Total Morgans
							Accumulated		Hotel Group
	Shares				Additional		Other		Co.		Total
	Common	Preferred	Common	Preferred	Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’	Non controlling	(Deficit)
	Shares	Shares	Stock	Stock	Capital	Stock	Income (Loss)	Deficit	(Deficit) Equity	Interest	Equity
January 1, 2008	33,220	—	$363	$—	$225,529	$(54,361)	$(7,771)	$(25,016)	$138,744	$19,824	$158,568
Net (loss) income	—	—	—	—	—	—	—	(56,673)	(56,673)	2,104	(54,569)
Foreign currency translation	—	—	—	—	—	—	(300)	—	(300)	—	(300)
Unrealized gain (loss) on valuation of swap/cap agreements, net of tax	—	—	—	—	—	—	(1,414)	—	(1,414)	—	(1,414)
Reclassification of unrealized loss on settlement of swap/cap agreements, net of tax	—	—	—	—	—	—	(4,464)	—	(4,464)	—
Shares of membership units converted to common stock	46	—	—	—	874	—	—	—	874	(874)	—
Repurchase of common shares	(3,951)	—	—	—	—	(49,173)	—	—	(49,173)	—	(49,173)
Stock-based compensation awards	—	—	—	—	15,933	—	—	—	15,933	—	15,933
Issuance of stock-based awards	204	—	—	—	(1,279)	1,140	—	—	(139)	—	(139)

Noncontrolling interest distribution	—	—	—	—	—	—	—	—	—	(3,086)	(3,086)
December 31, 2008	29,519	—	$363	$—	$241,057	$(102,394)	$(13,949)	$(81,689)	$43,388	$17,968	$61,356

Net proceeds from preferred stock	—	75	—	48,066	(2,242)	—	—	—	45,824	—	45,824
Net loss	—	—	—	—	—	—	—	(99,724)	(99,724)	(1,881)	(101,605)
Accretion of discount on preferred stock	—	—	—	498	—	—	—	(498)	—	—	—
Foreign currency translation	—	—	—	—	—	—	415	—	415	—	415
Unrealized gain on valuation of swap/cap agreements, net of tax	—	—	—	—	—	—	17,500	—	17,500	—	17,500
Reclassification of unrealized loss on settlement of swap/cap agreements, net of tax	—	—	—	—	—	—	(9,966)	—	(9,966)	—	(9,966)

									Total Morgans
							Accumulated		Hotel Group
	Shares				Additional		Other		Co.	Non-	Total
	Common	Preferred	Common	Preferred	Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’	controlling	(Deficit)
	Shares	Shares	Stock	Stock	Capital	Stock	Income (Loss)	Deficit	(Deficit) Equity	Interest	Equity

Stock-based compensation awards	—	—	—	—	11,763	—	—	—	11,763	—	11,763
Issuance of stock-based awards	164	—	—	—	(2,850)	2,670	—	—	(180)	—	(180)
Noncontrolling interest distribution	—	—	—	—	—	—	—	—	—	(1,696)	(1,696)

December 31, 2009	29,683	75	$363	$48,564	$247,728	$(99,724)	$(6,000)	$(181,911)	$9,020	$14,391	$23,411

Net proceeds from preferred stock	—	75	—	—	(245)	—	—	—	(245)	—	(245)
Net loss	—	—	—	—	—	—	—	(81,409)	(81,409)	(2,239)	(83,648)
Accretion of discount on preferred stock	—	—	—	2,554	—	—	—	(2,554)	—	—	—
Reclassification of warrants from liability to equity					47,128				47,128		47,128
Foreign currency translation	—	—	—	—	—	—	140	—	140	—	140
Unrealized gain on valuation of swap/cap agreements, net of tax	—	—	—	—	—	—	9,067	—	9,067	—	9,067
Reclassification of unrealized loss on settlement of swap/cap agreements, net of tax	—	—	—	—	—	—	(5,971)	—	(5,971)	—	(5,971)
Share of unrealized loss on valuation of swap agreements from unconsolidated joint venture, net of tax	—	—	—	—	—	—	(430)	—	(430)	—	(430)
Stock-based compensation awards	—	—	—	—	10,886	—	—	—	10,886	—	10,886
Issuance of stock-based awards	610	—	—	—	(7,943)	7,036	—	—	(907)	—	(907)
Noncontrolling interest distribution	—	—	—	—	—	—	—	—	—	(1,236)	(1,236)

December 31, 2010	30,293	75	$363	$51,118	$297,554	$(92,688)	$(3,194)	$(265,874)	$(12,721)	$10,916	$(1,805)

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(83,648)	$(101,605)	$(54,569)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities (including discontinued operations):
Depreciation	29,934	28,943	24,189
Amortization of other costs	2,224	680	723
Amortization of deferred financing costs	6,399	4,509	2,685
Amortization of discount on convertible notes	2,276	2,276	2,276
Change in value of warrants	28,699	(6,065)	—
Stock-based compensation	10,886	11,763	15,933
Accretion of interest on capital lease obligation	3,429	1,629	1,486
Equity in losses from unconsolidated joint ventures	16,203	33,075	56,581
Impairment loss on receivables from unconsolidated joint venture	5,549	—	—
Impairment loss and loss on disposal of assets	117	30,517	17,093
Gain on disposal of assets	(17,820)	—	—
Deferred income taxes	(1,660)	(26,965)	(34,137)
Change in value of interest rate caps and swaps, net	26	—	—
Changes in assets and liabilities:
Accounts receivable, net	(1,557)	24	3,631
Related party receivables	139	(1,671)	(4,478)
Restricted cash	(7,653)	(1,893)	(1,547)
Prepaid expenses and other assets	703	(3,232)	2,415
Accounts payable and accrued liabilities	(2,687)	4,303	(8,938)
Other liabilities	(149)	270	(462)
Property held for non-sale disposition	996	(438)	(3,786)
Discontinued operations	342	3,075	3,039

Net cash (used in) provided by operating activities	(7,252)	(20,805)	22,134

Cash flows from investing activities:
Additions to property and equipment	(13,055)	(11,578)	(58,542)
Withdrawals from (deposits into) capital improvement escrows, net	(21)	521	7,430
Reimbursements from unconsolidated joint ventures	617	6	42,123
Investment in unconsolidated joint ventures	(6,556)	(23,953)	(33,019)

Net cash used in investing activities	(19,015)	(35,004)	(42,008)

Cash flows from financing activities:
Proceeds from debt	2,500	139,289	—
Proceeds from debt of property held for non sale disposition	—	500	—
Payments on debt and capital lease obligations	(32,841)	(121,748)	(162)
Debt issuance costs	(4,844)	(10,364)	(53)
Cash paid in connection with exercising of stock based awards	(907)	(180)	(139)
Distributions to holders of noncontrolling interests in consolidated subsidiaries	(1,102)	(1,696)	(3,088)
Net proceeds from issuance of preferred stock and warrants	(245)	70,321	—
Repurchase of Company’s common stock	—	—	(49,173)

Net cash (used in) provided by financing activities	(37,439)	76,122	(52,615)

Net (decrease) increase in cash and cash equivalents	(63,706)	20,313	(72,489)
Cash and cash equivalents, beginning of year	68,956	48,643	121,132

Cash and cash equivalents, end of year	$5,250	$68,956	$48,643

Supplemental disclosure of cash flow information:
Cash paid for interest, net of interest capitalized	$33,923	$41,743	$36,403

Cash paid for taxes	$20	$636	$1,385

Non cash financing activities are as follows:
Reclassification of warrants to equity	$47,128	$—	$—

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
In connection with the IPO, the Former Parent contributed the subsidiaries and ownership interests in nine operating hotels in the United States and the United Kingdom to Morgans Group in exchange for membership units. Simultaneously, Morgans Group issued additional membership units to the Predecessor in exchange for cash raised by the Company from the IPO. The Former Parent also contributed all the membership interests in its hotel management business to Morgans Group in return for 1,000,000 membership units in Morgans Group exchangeable for shares of the Company’s common stock. The Company is the managing member of Morgans Group, and has full management control. On April 24, 2008, 45,935 outstanding membership units in Morgans Group were exchanged for 45,935 shares of the Company’s common stock. As of December 31, 2010, 954,065 membership units in Morgans Group remain outstanding.
On February 17, 2006, the Company completed its IPO. The Company issued 15,000,000 shares of common stock at $20 per share resulting in net proceeds of approximately $272.5 million, after underwriters’ discounts and offering expenses.
The Company has one reportable operating segment; it operates, owns, acquires and redevelops boutique hotels.
Operating Hotels
The Company’s operating hotels as of December 31, 2010 are as follows:

		Number of
Hotel Name	Location	Rooms	Ownership
Delano South Beach	Miami Beach, FL	194	(1)
Hudson	New York, NY	834	(5)
Mondrian Los Angeles	Los Angeles, CA	237	(1)
Morgans	New York, NY	114	(1)
Royalton	New York, NY	168	(1)
Sanderson	London, England	150	(2)
St Martins Lane	London, England	204	(2)
Shore Club	Miami Beach, FL	309	(3)
Clift	San Francisco, CA	372	(4)
Hard Rock Hotel & Casino	Las Vegas, NV	1,500	(6)
Mondrian South Beach	Miami Beach, FL	328	(2)
Ames	Boston, MA	114	(7)
Water and Beach Club Hotel	San Juan, PR	78	(8)
Hotel Las Palapas	Playa del Carmen, Mexico	75	(9)

(1)	Wholly-owned hotel.

(2)	Owned through a 50/50 unconsolidated joint venture. See note 5.

(3)	Operated under a management contract, with an unconsolidated minority ownership interest of approximately 7%.

(4)	The hotel is operated under a long-term lease, which is accounted for as a financing. See note 7.

(5)	The Company owns 100% of Hudson, which is part of a property that is structured as a condominium, in which Hudson constitutes 96% of the square footage of the entire building.

6)
Operated under a management contract and owned through an unconsolidated joint venture, of which the Company calculated an approximately 12.8% ownership interest at December 31, 2010 based on weighted cash contributions. See note 5. Effective March 1, 2011, the Hard Rock management agreement was terminated and the joint venture interests in the Hard Rock were transferred to a mezzanine lender.

(7)	Operated under a management contract and owned through an unconsolidated joint venture, of which the Company owned approximately 31%, at December 31, 2010 based on cash contributions. See note 5.

(8)	Operated under a management contract, with an unconsolidated minority ownership interest of approximately 25% at December 31, 2010 based on cash contributions. See note 5.

(9)	Operated under a management contract.
Restaurant Joint Venture
The food and beverage operations of certain of the hotels are operated under 50/50 joint ventures with a third party restaurant operator.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company consolidates all wholly-owned subsidiaries and variable interest entities in which the Company is determined to be the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. Entities which the Company does not control through voting interest and entities which are variable interest entities of which the Company is not the primary beneficiary, are accounted for under the equity method, if the Company can exercise significant influence.
Effective January 1, 2010, the Financial Accounting Standards Board (“FASB”) amended the guidance in ASC 810-10 for determining whether an entity is a variable interest entity and requiring the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity. Under this guidance, an entity would be required to consolidate a variable interest entity if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the variable interest entity or the right to receive benefits from the variable interest entity that could be significant to the variable interest entity. Adoption of this guidance on January 1, 2010 did not have a material impact on the consolidated financial statements.
The Company has reevaluated its interest in three ventures that provide food and beverage services in accordance with ASC 810-10. These services include operating restaurants including room service at three hotels, banquet and catering services at three hotels and a bar at one hotel. No assets of the Company are collateral for the ventures’ obligations and creditors of the venture have no recourse to the Company. Based on the evaluation performed, the Company was determined to be the primary beneficiary of these three ventures.

Management has also reevaluated the applicability of ASC 810-10 to its investments in unconsolidated joint ventures and has concluded that most joint ventures do not meet the requirements of a variable interest entity. Mondrian South Beach and Mondrian SoHo were determined to be variable interest entities, but the Company is not its primary beneficiary and, therefore, consolidations of these joint ventures are not required. Accordingly, all investments in joint ventures (other than the three food and beverage ones discussed above) are accounted for using the equity method.
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
Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments with maturities of three months or less from the date of purchase.
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
Costs of significant improvements, including real estate taxes, insurance, and interest during the construction periods are capitalized. Capitalized interest for the years ended December 31, 2009 and 2008 was $0.2 million and $1.1 million, respectively. There was no capitalized interest for the year ended December 31, 2010.

Goodwill
Goodwill represents the excess purchase price over the fair value of net assets attributable to business acquisitions. In accordance with ASC 350-20, Goodwill (“ASC 350-20”), the Company tests for impairment at least annually and at year end. The Company will test for impairment more frequently if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. In accordance with ASC 350-20, the Company identifies potential impairments by comparing the fair value of the reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, including goodwill, the asset is not impaired. Any excess of carrying value over the implied fair value of goodwill would be recognized as an impairment loss in continuing operations.
Management applies a discounted cash flow method to perform its annual goodwill impairment test taking into account approved operating budgets with appropriate growth assumptions, holding period and proceeds from disposing of the property. In addition to the discounted cash flow analysis, management also considers external independent appraisals to estimate fair value. The analysis and appraisals used by management are consistent with those used by a market participant. Judgment is required in determining the discount rate applied to estimated cash flows, growth rate of property revenues, the need for capital expenditures, as well as specific market and economic conditions. The discount rate and the terminal cash flow capitalization rate were based on applicable public hotel studies and market indices. Given the current economic environment, management believes that the growth assumptions applied are reasonable. The Company has one reportable operating segment, which is its reporting unit under ASC 350-20; therefore management aggregates goodwill associated to all six hotels that the Company owns and manages (“Owned Hotels”) when analyzing potential impairment. As of December 31, 2010, management concluded that no goodwill impairment existed as the estimated fair value of the reporting unit was well in excess of its carrying value.
Impairment of Long-Lived Assets
In accordance with ASC 360-10, Property, Plant and Equipment (“ASC 360-10”) long-lived assets currently in use are reviewed periodically for possible impairment and will be written down to fair value if considered impaired. Long-lived assets to be disposed of are written down to the lower of cost or fair value less the estimated cost to sell. The Company reviews its portfolio of long-lived assets for impairment at least annually or when specific triggering events occur, as required by ASC 360-10. When events or changes of circumstances indicate that an asset’s carrying value may not be recoverable, the Company tests for impairment by reference to the applicable asset’s estimated future cash flows. The Company estimated each property’s fair value using a discounted cash flow method taking into account each property’s expected cash flow from operations, holding period and net proceeds from the dispositions of the property. The factors the Company addresses in determining estimated net proceeds from disposition include anticipated operating cash flow in the year of disposition, terminal cash flow capitalization rate and selling price per room. For the year ended December 31, 2010, management concluded that all long-lived assets were not impaired. For the year ended December 31, 2009, management concluded that Mondrian Scottsdale was impaired and accordingly recorded an impairment charge of approximately $18.4 million. Additionally, for the year ended December 31, 2009, management concluded that the property across the street from Delano South Beach, which the Company planned to develop into a hotel, was impaired. Accordingly, the Company recorded an impairment charge of approximately $11.9 million to reduce the property to its estimated fair value in 2009. The Company recorded a $13.4 million impairment write-down on Mondrian Scottsdale during the year ended December 31, 2008.
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

The Company periodically reviews its investments in unconsolidated joint ventures for other-than-temporary declines in market value. In this analysis of fair value, the Company uses discounted cash flow analysis to estimate the fair value of its investment taking into account expected cash flow from operations, holding period and net proceeds from the dispositions of the property. Any decline that is not expected to be recovered is considered other-than-temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. In 2010, the Company recognized through its equity in loss from joint ventures impairment charges of approximately $10.7 million related to its investment in Mondrian SoHo. In 2010 and 2009, the Company recognized through its equity in loss of unconsolidated joint ventures its share of impairment charges of approximately $6.2 million and $7.8 million, respectively, related to its investment in Mondrian South Beach. In 2009, the Company recognized through its equity in loss of unconsolidated joint ventures its share of impairment charges of approximately $17.2 million relating to its investment in Echelon Las Vegas. In 2008, the Company recognized through its equity in loss from joint ventures the impairment charge of $23.8 million related to its investment in Hard Rock. As of December 31, 2009 and 2008, management concluded that there was no impairment loss in the value of the unconsolidated joint ventures that are determined to be other-than-temporary.
Other Assets
Other assets consist primarily of deferred financing costs and the costs the Company incurred to invest in Shore Club, which has been accounted for as costs to obtain the management contract on that hotel. The costs associated with the management contract are being amortized, using the straight line method, over the expected life of the contract. Deferred financing costs are being amortized, using the straight line method, which approximates the effective interest rate method, over the terms of the related debt agreements.
Foreign Currency Translation
The Company has entered into certain transactions with its foreign joint ventures. The translation of transactions with its foreign joint ventures has resulted in foreign currency transaction gains and losses, which have been reflected in the results of operations based on exchange rates in effect at the date of the transactions. Such transactions did not have a material effect on the Company’s earnings. The Company’s investments in its foreign joint ventures have been translated into U.S. dollars at the applicable year-end exchange rate with the translation adjustment, net of applicable deferred income taxes, presented as a component of other comprehensive loss. The Company recognized a gain of $0.1 million for the year ended December 31, 2010, a gain of $0.4 million for the year ended December 31, 2009 and a loss of $0.3 million for the year ended December 31, 2008 for this translation adjustment.
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

Concentration of Credit Risk
The Company places its temporary cash investments in high credit financial institutions. However, a portion of temporary cash investments may exceed FDIC insured levels from time to time. The Company has never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at December 31, 2010 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits.
Advertising and Promotion Costs
Advertising and promotion costs are expensed as incurred and are included in hotel selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss. These costs amounted to approximately $10.4 million, $11.5 million and $13.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.
Repairs and Maintenance Costs
Repairs and maintenance costs are expensed as incurred and are included in hotel selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss.
Income Taxes
The Company accounts for income taxes in accordance with ASC 740-10, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax and financial reporting basis of assets and liabilities and for loss and credit carry forwards. Valuation allowances are provided when it is more likely than not that the recovery of deferred tax assets will not be realized.
The Company’s deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the Company’s provision for income taxes and increases to the valuation allowance result in additional provision for income taxes. The realization of the Company’s deferred tax assets, net of the valuation allowance, is primarily dependent on estimated future taxable income. A change in the Company’s estimate of future taxable income may require an addition to or reduction from the valuation allowance. The Company has established a reserve on its deferred tax assets based on anticipated future taxable income and tax strategies which may include the sale of property or an interest therein. In 2010 and 2009, the Company recorded a valuation allowance of $23.0 million and $34.0 million, respectively. No valuation allowance was recorded in 2008.
All of the Company’s foreign subsidiaries are subject to local jurisdiction corporate income taxes. Income tax expense is reported at the applicable rate for the periods presented.
Income taxes for the years ended December 31, 2010, 2009 and 2008, were computed using the Company’s effective tax rate.
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
As of December 31, 2009, the Company had interest rate caps that were not designated as hedges. These derivatives were not speculative and were used to manage the Company’s exposure to interest rate movements and other identified risks, but the Company has elected not to designate these instruments in hedging relationships based on the provisions in ASC 815-10. The changes in fair value of derivatives not designated in hedging relationships have been recognized in earnings. The net loss recognized in earnings during the reporting period representing the amount of the hedges’ ineffectiveness is insignificant.
Summarized below are the interest rate derivatives that were designated as cash flow hedges and the fair value of all derivative assets and liabilities at December 31, 2010 and 2009 (in dollars for 2010 and thousands for 2009):

				Estimated	Estimated
				Fair Market	Fair Market
				Value at	Value at
	Type of	Maturity	Strike	December 31,	December 31,
Notional Amount	Instrument	Date	Rate	2010	2009
$285,000	Interest swap	July 9, 2010	5.04%	$—	$(6,925)
$85,000	Interest swap	July 15, 2010	4.91%	—	(2,075)
$26,500	Interest cap	October 15, 2011	7.00%	14	—
$201,163	Interest cap	October 15, 2011	5.33%	267	—
$103,496	Interest cap	October 15, 2011	4.25%	285	—

Fair value of derivative instruments designated as effective hedges				552	(9,000)

Fair value of derivative instruments not designated as hedges				14	—

Total fair value of derivative instruments				$566	$(9,000)

Total fair value included in other assets				$566	$—

Total fair value included in other liabilities				$—	$(9,000)

Credit-risk-related Contingent Features
The Company has entered into agreements with each of its derivative counterparties in connection with the interest rate swaps and hedging instruments related to the Convertible Notes, as defined and discussed in note 7, providing that in the event the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
The Company has entered into warrant agreements with Yucaipa, as discussed in note 6, providing Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P. (collectively, the “Investors”) with consent rights over certain transactions for so long as they collectively own or have the right to purchase through exercise of the warrants 6,250,000 shares of the Company’s common stock.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2010 the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. Accordingly, all derivatives have been classified as Level 2 fair value measurements.

In connection with the issuance of 75,000 of the Company’s Series A Preferred Securities to the Investors, as discussed in note 11, the Company also issued warrants to purchase 12,500,000 shares of the Company’s common stock at an exercise price of $6.00 per share to the Investors. Until October 15, 2010, the $6.00 exercise price of the warrants was subject to certain reductions if the Company had issued shares of common stock below $6.00 per share. The exercise price adjustments were not triggered prior to the expiration of such right on October 15, 2010. The fair value for each warrant granted was estimated at the date of grant using the Black-Scholes option pricing model, an allowable valuation method under ASC 718-10. The estimated fair value per warrant was $1.96 on October 15, 2009.
Although the Company has determined that the majority of the inputs used to value the outstanding warrants fall within Level 1 of the fair value hierarchy, the Black-Scholes model utilizes Level 3 inputs, such as estimates of the Company’s volatility. Accordingly, the warrant liability was classified as a Level 3 fair value measure. On October 15, 2010, this liability was reclassified into equity, per ASC 815-10-15. See notes 2 and 11.
During the year ended December 31, 2010, the Company recognized non-cash impairment charges of $10.7 million related to the Company’s investment in Mondrian SoHo, through equity in loss from joint ventures. During the year ended December 31, 2009, the Company recognized non-cash impairment charges of $30.4 million related to adjustments to the value of a property held for non-sale disposition and hotel property of discontinued operations to their estimated fair values at December 31, 2009. The Company’s estimated fair values relating to these impairment assessments were based primarily upon Level 3 measurements, including a discounted cash flow analysis to estimate the fair value of the assets taking into account the assets expected cash flow, holding period and estimated proceeds from the disposition of assets, as well as market and economic conditions. During the year ended December 31, 2008, the Company recognized nonrecurring non-cash impairment charges of $13.4 million, related to adjustments to the value of a hotel held for non-sale disposition. All impairment charges incurred in 2009 and 2008 related to investments in unconsolidated joint ventures are presented in equity in loss of unconsolidated joint ventures on the face of the statement of operations.
The following table presents the impairment charges recorded as a result of applying Level 3 non-recurring measurements included in net loss for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Investment in property across from Delano South Beach held for non-sale disposition, net	$—	$11,913	$—
Investment in Mondrian SoHo	10,731
Investment in hotel property of discontinued operations, net	—	18,477	13,430

Total Level 3 measurement impairment losses included in earnings	$10,731	$30,390	$13,430

Fair Value of Financial Instruments
As mentioned below and in accordance with ASC 825-10 and ASC 270-10, Presentation, Interim Reporting the Company provides quarterly fair value disclosures for financial instruments. Disclosures about fair value of financial instruments are based on pertinent information available to management as of the valuation date. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold, or settled. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
The Company’s financial instruments include cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, and fixed and variable rate debt. Management believes the carrying amount of the aforementioned financial instruments, excluding fixed-rate debt, is a reasonable estimate of fair value as of December 31, 2010 and 2009 due to the short-term maturity of these items or variable market interest rates.

The fair market value of the Company’s $233.1 million of fixed rate debt, excluding capitalized lease obligations and including the Convertible Notes at face value, as of December 31, 2010 and 2009 was approximately $248.6 million and $222.8 million, respectively, using market interest rates. See note 7.
Stock-based Compensation
The Company accounts for stock based employee compensation using the fair value method of accounting described in ASC 718-10, Compensation, Stock Based Compensation (“ASC 718-10”). For share grants, total compensation expense is based on the price of the Company’s stock at the grant date. For option grants, the total compensation expense is based on the estimated fair value using the Black-Scholes option-pricing model. Compensation expense is recorded ratably over the vesting period, if any. Stock compensation expense recognized for the years ended December 31, 2010, 2009 and 2008 was $10.9 million, $11.8 million and $15.9 million, respectively.
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
Noncontrolling Interest
The Company follows ASC 810-10, when accounting and reporting for noncontrolling interests in a consolidated subsidiary and the deconsolidation of a subsidiary. Under ASC 810-10, the Company reports noncontrolling interests in subsidiaries as a separate component of stockholders’ equity in the consolidated financial statements and reflects net income (loss) attributable to the noncontrolling interests and net income (loss) attributable to the common stockholders on the face of the consolidated statements of operations and comprehensive loss.
The membership units in Morgans Group, the Company’s operating company, owned by the Former Parent is presented as noncontrolling interest in Morgans Group in the consolidated balance sheets and was approximately $10.6 million and $13.3 million as of December 31, 2010 and 2009, respectively. The noncontrolling interest in Morgans Group is: (i) increased or decreased by the limited members’ pro rata share of Morgans Group’s net income or net loss, respectively; (ii) decreased by distributions; (iii) decreased by exchanges of membership units for the Company’s common stock; and (iv) adjusted to equal the net equity of Morgans Group multiplied by the limited members’ ownership percentage immediately after each issuance of units of Morgans Group and/or shares of the Company’s common stock and after each purchase of treasury stock through an adjustment to additional paid-in capital. Net income or net loss allocated to the noncontrolling interest in Morgans Group is based on the weighted-average percentage ownership throughout the period.
Additionally, $0.3 million and $1.1 million was recorded as noncontrolling interest as of December 31, 2010 and 2009, respectively, which represents the Company’s food and beverage joint venture partner’s interest in the restaurant ventures at certain of the Company’s hotels.

New Accounting Pronouncements
On June 12, 2009, the FASB issued, Interpretation ASC 810-10. ASC 810-10 amends prior guidance established in FIN 46R and changes the consolidation guidance applicable to a variable interest entity (a “VIE”). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is therefore required to consolidate an entity by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance, and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, FIN 46R required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. Qualified special purpose entities, which were previously exempt from the application of this standard, will be subject to the provisions of this standard. The adoption of this standard on January 1, 2010 did not have a material impact on the consolidated financial statements.
The Company adopted certain provisions of ASU No. 2010-06: Improving Disclosures about Fair Value Measurements, which requires additional disclosures for transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring fair value measurement disclosures for each “class” of assets and liabilities, a subset of the captions disclosed in the consolidated balance sheets. The adoption did not have a material impact on the consolidated financial statements or disclosures, as the Company did not have any transfers between Level 1 and Level 2 fair value measurements and did not have material classes of assets and liabilities that required additional disclosure.
The Company adopted ASU No. 2010-09 Subsequent Events (ASC Topic 855): Amendments to Certain Recognition and Disclosure Requirements in the first quarter of 2010. ASU No. 2010-09 removes the requirement for a United States Securities and Exchange Commission registrant to disclose a date, in both issued and revised financial statements, through which that filer had evaluated subsequent events. Accordingly, the Company removed the disclosure of the date through which that filer had evaluated subsequent events from note 2 above and the adoption did not have a material impact on the consolidated financial statements.
In December 2010, The FASB issued ASU No. 2010-29-Business Combinations (Topic 805) to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information. These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. The new ASU No. 2010-29 is effective for business combinations consummated in periods beginning after December 15, 2010, and should be applied prospectively as of the date of adoption. Early adoption is permitted. The adoption of this guidance will not have a material impact on the consolidated financial statements.
In December 2010, the FASB released ASU No. 2010-28 (“ASU 2010-28”), Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The update requires a company to perform Step 2 of the goodwill impairment test if the carrying value of the reporting unit is zero or negative and adverse qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The qualitative factors to consider are consistent with the existing guidance and examples in Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual test if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The requirements in ASU 2010-28 are effective for public companies in the first annual period beginning after December 15, 2010. ASU 2010-28 is not expected to materially impact on the consolidated financial statements.
Reclassifications
Certain prior year financial statement amounts have been reclassified to conform to the current year presentation, including discontinued operations, as discussed in note 15.

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
Basic earnings (loss) per share is calculated based on the weighted average number of common stock outstanding during the period. Diluted earnings (loss) per share include the effect of potential shares outstanding, including dilutive securities. Potential dilutive securities may include shares and options granted under the Company’s stock incentive plan and membership units in Morgans Group, which may be exchanged for shares of the Company’s common stock under certain circumstances. The 954,065 Morgans Group membership units (which may be converted to common stock) held by third parties at December 31, 2010 have been excluded from the diluted net income (loss) per common share calculation, as there would be no effect on reported diluted net income (loss) per common share. All unvested restricted stock units, LTIP Units (as defined in note 10), stock options, shares issuable upon conversation of outstanding Convertible Notes (as defined in note 7), and warrants issued to the holders of our preferred stock have been excluded from (loss) income per share for the years ended December 31, 2010, 2009 and 2008 as they are anti-dilutive.
The table below details the components of the basic and diluted loss per share calculations (in thousands, except for per share data):

	Year Ended	Year Ended	Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Numerator:
Net loss from continuing operations	$(100,818)	$(89,235)	$(44,429)
Net income (loss) from discontinued operations, net of tax	17,170	(12,370)	(10,140)

Net loss	(83,648)	(101,605)	(54,569)
Net loss (income) attributable to noncontrolling interest	2,239	1,881	(2,104)

Net loss attributable to Morgans Hotel Group Co.	(81,409)	(99,724)	(56,673)

Less: preferred stock dividends and accretion	8,554	1,746	—

Net loss attributable to common stockholders	$(89,963)	$(101,470)	$(56,673)

Denominator, continuing and discontinued operations:
Weighted average basic common shares outstanding	30,563	30,017	31,413
Effect of dilutive securities	—	—	—

Weighted average diluted common shares outstanding	30,563	30,017	31,413

Basic and diluted loss from continuing operations per share	$(3.50)	$(2.97)	$(1.48)

Basic and diluted income (loss) from discontinued operations per share	$0.56	$(0.41)	$(0.32)

Basic and diluted loss available to common stockholders per common share	$(2.94)	$(3.38)	$(1.80)

4. Property and Equipment
Property and equipment consist of the following (in thousands):

	As of	As of
	December 31,	December 31,
	2010	2009
Land	$83,262	$83,262
Building	469,712	465,999
Furniture, fixtures and equipment	120,499	113,877
Construction in progress	578	2,671
Property subject to capital lease	6,111	6,111

Subtotal	680,162	671,920
Less accumulated depreciation	(210,796)	(183,731)

Property and equipment, net	469,366	488,189

Less property held for non-sale disposition	(9,775)	(10,000)

Property and equipment, net	$459,591	$478,189

Depreciation on property and equipment was $29.9 million, $28.9 million and $24.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. Included in this expense was $0.2 million for the years ended December 31, 2010 and 2009 and $0.3 million for the year ended December 31, 2008 related to depreciation on property subject to capital leases.
5. Investments in and Advances to Unconsolidated Joint Ventures
The Company’s investments in and advances to unconsolidated joint ventures and its equity in earnings (losses) of unconsolidated joint ventures are summarized as follows (in thousands):
Investments

	As of	As of
	December 31,	December 31,
Entity	2010	2009
Mondrian South Beach	$5,817	$10,745
Morgans Hotel Group Europe Ltd.	1,366	—
Mondrian SoHo	—	8,335
Boston Ames	10,709	11,185
Other	2,558	2,180

Total investments in and advances to unconsolidated joint ventures	$20,450	$32,445

	As of	As of
	December 31,	December 31,
Entity	2010	2009
Morgans Hotel Group Europe Ltd.	$—	$(1,604)
Restaurant Venture — SC London	(1,509)	(1,136)
Hard Rock Hotel & Casino	—	—

Total losses from and distributions in excess of investment in unconsolidated joint ventures	$(1,509)	$(2,740)

Equity in income (loss) from unconsolidated joint ventures

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Morgans Hotel Group Europe Ltd.	$3,470	$1,966	$(4,416)
Restaurant Venture — SC London	(372)	(326)	330
Mondrian South Beach	(7,603)	(14,240)	(3,626)
Mondrian SoHo	(10,731)
Hard Rock Hotel & Casino	—	(3,000)	(47,975)
Ames	(976)	(45)	—
Echelon Las Vegas	—	(17,440)	(903)
Other	9	10	9

Total	$(16,203)	$(33,075)	$(56,581)

Morgans Hotel Group Europe Limited
As of December 31, 2010, the Company owned interests in two hotels in London, England, St Martins Lane, a 204-room hotel, and Sanderson, a 150-room hotel, through a 50/50 joint venture known as Morgans Hotel Group Europe Limited (“Morgans Europe”) with Walton MG London Investors V, L.L.C (“Walton”).
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
Under a management agreement with Morgans Europe, the Company earns management fees and a reimbursement for allocable chain service and technical service expenses. The Company is also entitled to an incentive management fee and a capital incentive fee. The Company did not earn any incentive fees during the years ended December 31, 2010, 2009 and 2008.
On July 15, 2010, the joint venture refinanced in full its then outstanding £99.3 million mortgage debt with a new £100 million loan maturing in July 2015 that is non-recourse to the Company and is secured by Sanderson and St Martins Lane. The joint venture also entered into a swap agreement that effectively fixes the interest rate at 5.22% for the term of the loan, a reduction in interest rate of approximately 105 basis points, as compared to the previous mortgage loan. As of December 31, 2010, Morgans Europe had outstanding mortgage debt of £99.8 million, or approximately $154.3 million at the exchange rate of 1.55 US dollars to GBP at December 31, 2010.
Net income or loss and cash distributions or contributions are allocated to the partners in accordance with ownership interests. The Company accounts for this investment under the equity method of accounting.
Summarized consolidated balance sheet information of Morgans Europe is as follows (in thousands). The currency translation is based on an exchange rate of 1 British pound to 1.55 and 1.59 U.S. dollars as of December 31, 2010 and 2009, respectively, as provided by www.oanda.com:

	As of	As of
	December 31,	December 31,
	2010	2009
Property and equipment, net	$134,384	$141,571
Other assets	13,226	9,467

Total assets	$147,610	$151,038

Other liabilities	4,853	9,119
Debt	154,313	159,672
Total deficit	(11,556)	(17,753)

Total liabilities and deficit	$147,610	$151,038

Company’s share of deficit	(5,778)	(8,877)
Capitalized costs and designer fee	7,144	7,273

Total investment in and distributions and losses in excess of investment in unconsolidated joint ventures	$1,366	$(1,604)

Included in capitalized costs and designer fee is approximately $4.0 million and $4.1 million of capitalized interest as of December 31, 2010 and 2009, respectively. The capitalized costs are being amortized on a straight-line basis over 39.5 years into equity in loss of unconsolidated joint ventures in the accompanying consolidated statements of operations and comprehensive loss.

Summarized consolidated income statement information of Morgans Europe is as follows (in thousands). The currency translation is based on an exchange rate of 1 British pound to 1.55, 1.57 and 1.86 which is an average monthly exchange rate provided by www.oanda.com for the years ended December 31, 2010, 2009 and 2008, respectively.

	Year Ended December 31,
	2010	2009	2008
Hotel operating revenues	$49,007	$44,948	$57,500
Hotel operating expenses	30,256	27,872	36,003
Depreciation and amortization	4,942	6,127	7,092

Operating income	13,809	10,949	14,405
Interest expense	6,589	6,739	22,957

Net income (loss) for period	7,220	4,213	(8,552)
Other comprehensive loss	(1,003)	(1,763)	(1,002)

Comprehensive income (loss)	$6,214	$2,450	$(9,554)

Company’s share of net income (loss)	$3,610	$2,106	$(4,276)
Company’s share of other comprehensive loss	(502)	(882)	(500)

Company’s share of comprehensive gain (loss)	$3,108	$1,224	$(4,776)
Other amortization	(140)	(140)	(140)

Amount recorded in equity in income (loss)	$3,470	$1,966	$(4,416)

Restaurant Venture — SC London
The Company has a 50% interest in the restaurants located in St Martins Lane and Sanderson hotels located in London.
Summarized consolidated balance sheet information of SC London is as follows (in thousands). The currency translation is based on an exchange rate of 1 British pound to 1.55 and 1.59 U.S. dollars at December 31, 2010 and 2009, respectively, as provided by www.oanda.com:

	As of	As of
	December 31,	December 31,
	2010	2009
Property and equipment, net	$722	$969
Other assets	4,867	5,576

Total assets	$5,589	$6,545

Other liabilities	2,951	3,067
Total equity	2,638	3,478

Total liabilities and equity	$5,589	$6,545

Total distributions and losses in excess of investment in unconsolidated joint ventures	$(1,509)	$(1,136)

Summarized consolidated income statement information of SC London is as follows (in thousands). The currency translation is based on an exchange rate of 1 British pound to 1.55, 1.57 and 1.86 which is an average monthly exchange rate provided by www.oanda.com for the twelve months ended December 31, 2010, 2009 and 2008, respectively.

	Year Ended December 31,
	2010	2009	2008
Operating revenues	$19,516	$19,600	$27,735
Operating expenses	19,929	19,881	26,570
Depreciation	331	371	505

Net (loss) income	(744)	(652)	660

Amount recorded in equity in (loss) income	$(372)	$(326)	$330

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
In April 2010, the joint venture further amended the non-recourse financing secured by the property and extended the maturity date for up to seven years through extension options until April 2017, subject to certain conditions. Among other things, the amendment allows the joint venture to accrue all interest for a period of two years and a portion thereafter and provides the joint venture the ability to provide seller financing to qualified condominium buyers with up to 80% of the condominium purchase price. Each of the joint venture partners provided an additional $2.75 million to the joint venture resulting in total mezzanine financing provided by the partners of $28.0 million. The amendment also provides that this $28.0 million mezzanine financing invested in the property be elevated in the capital structure to become, in effect, on par with the lender’s mezzanine debt so that the joint venture receives at least 50% of all returns in excess of the first mortgage.
Morgans Group and affiliates of its joint venture partner have agreed to provide standard non-recourse carve-out guaranties and provide certain limited indemnifications for the Mondrian South Beach mortgage and mezzanine loans. In the event of a default, the lenders’ recourse is generally limited to the mortgaged property or related equity interests, subject to standard non-recourse carve-out guaranties for “bad boy” type acts. Morgans Group and affiliates of its joint venture partner also agreed to guaranty the joint venture’s obligation to reimburse certain expenses incurred by the lenders and indemnify the lenders in the event such lenders incur liability as a result of any third-party actions brought against Mondrian South Beach. Morgans Group and affiliates of its joint venture partner have also guaranteed the joint venture’s liability for the unpaid principal amount of any seller financing note provided for condominium sales if such financing or related mortgage lien is found unenforceable, provided they shall not have any liability if the seller financed unit becomes subject again to the lien of the lender’s mortgage or title to the seller financed unit is otherwise transferred to the lender or if such seller financing note is repurchased by Morgans Group and/or affiliates of its joint venture at the full amount of unpaid principal balance of such seller financing note. In addition, although construction is complete and Mondrian South Beach opened on December 1, 2008, Morgans Group and affiliates of its joint venture partner may have continuing obligations under construction completion guaranties until all outstanding payables due to construction vendors are paid. As of December 31, 2010, there are remaining payables outstanding to vendors of approximately $1.6 million. The Company believes that payment under these guaranties is not probable and the fair value of the guarantee is not material.
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
In accordance with ASC 360-10, long-lived assets are reviewed periodically for possible impairment when events or changes of circumstances indicate that an asset’s carrying value may not be recoverable. The joint venture believes that there has been a decrease in the fair market value of the land and building in South Beach, primarily due to the economic recession and the influx of hotel supply into the Miami Beach area during a weakened period of business and leisure travel. Based on it’s impairment analysis of Mondrian South Beach, the joint venture concluded that the asset was impaired as of December 31, 2010 and 2009, and recorded a $12.3 million impairment charge and a $15.5 million impairment charge, respectively. The Company’s share of the impairment charge, which is recognized in its share of losses from this investment, for the years ended December 31, 2010 and 2009 was approximately $6.2 million and $7.8 million, respectively.

The Mondrian South Beach joint venture was determined to be a variable interest entity as during the process of refinancing the venture’s mortgage in April 2010, its equity investment at risk was considered insufficient to permit the entity to finance its own activities. Management determined that the Company is not the primary beneficiary of this variable interest entity as the Company does not have a controlling financial interest in the entity. The Company’s maximum exposure to losses as result of its involvement in the Mondrian South Beach variable interest entity is limited to its current investment, outstanding management fee receivable and advances in the form of mezzanine financing. The Company is not committed to providing financial support to this variable interest entity, other than as contractually required and all future funding is expected to be provided by the joint venture partners in accordance with their respective percentage interests in the form of capital contributions or mezzanine financing, or by third parties.
Summarized balance sheet information of Mondrian South Beach is as follows (in thousands):

	As of	As of
	December 31,	December 31,
	2010	2009
Real estate, net	$114,906	$135,091
Other assets	8,630	8,970

Total assets	$123,536	$144,061

Other liabilities	16,918	26,630
Debt	122,331	117,833
Total equity	(15,713)	(402)

Total liabilities and equity	$123,536	$144,061

Company’s share of equity	(7,856)	(201)
Noncontrolling interest	(17)	(70)
Advance to joint venture in the form of mezzanine financing	14,000	11,250
Capitalized costs/reimbursements	(310)	(234)

Company’s investment balance	$5,817	$10,745

Summarized income statement information of Mondrian South Beach is as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Operating revenues	$33,292	$46,233	$69,105
Operating expenses	35,198	47,169	75,469
Depreciation	892	778	53

Operating loss	(2,798)	(1,714)	(6,417)
Interest expense	4,313	10,974	835
Impairment loss	12,309	15,500	—
Gain on debt restructure	(4,327)	—	—
Noncontrolling interest	113	292	—

Net loss	(15,206)	(28,480)	(7,252)

Amount recorded in equity in loss	$(7,603)	$(14,240)	$(3,626)

Hard Rock Hotel & Casino
Formation and Hard Rock Credit Facility
On February 2, 2007, the Company and Morgans Group (together, the “Morgans Parties”), an affiliate of DLJ Merchant Banking Partners (“DLJMB”), and certain other DLJMB affiliates (such affiliates, together with DLJMB, collectively the “DLJMB Parties”) completed the acquisition of the Hard Rock. The acquisition was completed through a joint venture entity, Hard Rock Hotel Holdings, LLC, funded one-third, or approximately $57.5 million, by the Morgans Parties, and two-thirds, or approximately $115.0 million, by the DLJMB Parties. In connection with the joint venture’s acquisition of the Hard Rock, certain subsidiaries of the joint venture entered into a debt financing comprised of a senior mortgage loan and three mezzanine loans, which provided for a $760.0 million acquisition loan that was used to fund the acquisition, of which $110.0 million was subsequently repaid according to the terms of the loan, and a construction loan of up to $620.0 million, which was fully drawn and remains outstanding as of December 30, 2010, for the expansion project at the Hard Rock. Morgans Group provided a standard non-recourse, carve-out guaranty for each of the mortgage and mezzanine loans. On December 24, 2009, the mortgage and mezzanine loans were amended so that the maturity dates are extendable from February 2011 to February 2014, subject to certain conditions.
Hard Rock Settlement Agreement
On January 28, 2011, subsidiaries of Hard Rock Hotel Holdings, LLC, a joint venture through the Company held a minority interest in the Hard Rock, received a notice of acceleration from the NRFC HRH Holdings, LLC (the “Second Mezzanine Lender”)pursuant to the First Amended and Restated Second Mezzanine Loan Agreement, dated as of December 24, 2009 (the “Second Mezzanine Loan Agreement”), between such subsidiaries and the Second Mezzanine Lender, declaring all unpaid principal and accrued interest under the Second Mezzanine Loan Agreement immediately due and payable. The amount due and payable under the Second Mezzanine Loan Agreement as of January 20, 2011 was approximately $96 million. The Second Mezzanine Lender also notified the such subsidiaries that it intended to auction to the public the collateral pledged in connection with the Second Mezzanine Loan Agreement, including all membership interests in certain subsidiaries of the Hard Rock joint venture that indirectly own the Hard Rock and other related assets.
Subsidiaries of the Hard Rock joint venture, Vegas HR Private Limited (the “ Mortgage Lender”), Brookfield Financial, LLC-Series B (the “First Mezzanine Lender), the Second Mezzanine Lender, Morgans Group, certain affiliates of DLJMB, and certain other related parties entered into a Standstill and Forbearance Agreement, dated as of February 6, 2011. Pursuant to the Standstill and Forbearance Agreement, among other things, until February 28, 2011, the Mortgage Lender, First Mezzanine Lender and the Second Mezzanine Lender agreed not to take any action or assert any right or remedy arising with respect to any of the applicable loan documents or the collateral pledged under such loan documents, including remedies with respect to the Company’s Hard Rock management agreement. In addition, pursuant to the Standstill and Forbearance Agreement, the Second Mezzanine Lender agreed to withdraw its foreclosure notice, and the parties agreed to jointly request a stay of all action on the pending motions that had been filed by various parties to enjoin such foreclosure proceedings.
On March 1, 2011, the Hard Rock joint venture, the Mortgage Lender, the First Mezzanine Lender, the Second Mezzanine Lender, the Morgans Parties and certain affiliates of DLJMB, as well as the Hard Rock Mezz Holdings LLC (the “Third Mezzanine Lender”) and other interested parties entered into a comprehensive settlement to resolve the disputes among them and all matters relating to the Hard Rock and related loans and guaranties. The settlement provides, among other things, for the following:
•
release of the non-recourse carve-out guaranties provided by the Company with respect to the loans made by the Mortgage Lender, the First Mezzanine Lender, the Second Mezzanine Lender and the Third Mezzanine Lender to the direct and indirect owners of the Hard Rock;

•	termination of the management agreement pursuant to which the Company’s subsidiary managed the Hard Rock;

•	the transfer by Hard Rock joint venture to an affiliate of the First Mezzanine Lender of 100% of the indirect equity interests in the Hard Rock; and
•
certain payments to or for the benefit of the Mortgage Lender, the First Mezzanine Lender, the Second Mezzanine Lender, the Third Mezzanine Lender and the Company. The Company’s net payment was approximately $3.7 million.

As a result of the settlement, the Company will no longer be subject to Nevada gaming regulations, after completion of certain gaming de-registration procedures.
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
On December 24, 2009, the land loan was amended so that the maturity date is extendable until February 2014, subject to certain conditions. One of the lender groups funded half of the reserves necessary for the extension in exchange for an equity participation in the land. In December 2010, the joint venture was required to either deposit an additional estimated $3.5 million into the interest reserve account or convey the land securing the loan to the lenders in accordance with arrangements pre-negotiated with the lenders. The joint venture did not make the deposit and the land was conveyed to the lenders.
Capital Structure
Since the formation of the Hard Rock joint venture, additional disproportionate cash contributions have been made by the DLJMB Parties. As of December 31, 2010, the DLJMB Parties had contributed an aggregate of $424.8 million in cash and the Morgans Parties had contributed an aggregate of $75.8 million in cash. In 2009, the Company wrote down the Company’s investment in Hard Rock to zero.
For purposes of accounting for the Company’s equity ownership interest in Hard Rock, management calculated a 12.8% ownership interest as of December 31, 2010, based on a weighting of 1.75x to the DLJMB Parties cash contributions in excess of $250.0 million.
Summarized balance sheet information of Hard Rock is as follows (in thousands):

	As of	As of
	December 31,	December 31,
	2010	2009
Property and equipment, net	$1,136,451	$1,151,839
Asset held for sale	—	—
Other assets	101,128	149,243

Total assets	$1,237,579	$1,301,082

Other liabilities	124,183	154,308
Debt	1,305,910	1,210,874
Total deficit	(192,514)	(64,100)

Total liabilities and deficit	$1,237,579	$1,301,082

Company’s share of deficit	—	—

Total losses from and distributions in excess of investment in unconsolidated joint ventures	$—	$—

Summarized income statement information of Hard Rock is as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Operating revenues	$223,971	$161,554	$164,345
Operating expenses	213,153	161,623	155,149
Depreciation and amortization	55,575	23,062	23,454

Operating (loss) income	(44,757)	(23,131)	(14,258)
Interest expense	68,213	79,241	77,280
Impairment loss	16,180	108,720	191,349
Income tax expense	467	—	(585)

Net loss	(129,617)	(211,092)	(282,302)
Comprehensive gain (loss)	1,976	14,883	(17,168)

Amount recorded in equity in loss	$—	$(3,000)	$(47,975)

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
In 2009, the Company, through its equity in loss of unconsolidated joint ventures, recognized its $17.4 million share of a non-cash impairment charge recorded by the Echelon Las Vegas joint venture. The costs related primarily to the plans and drawings for the development project.
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
On July 31, 2010 the lender amended the debt financing on the property, among other things, to provide for extensions of the maturity date of the mortgage loan secured by the hotel for up to five years through extension options, subject to certain conditions. In addition to new funds being provided by the lender, Cape Advisors Inc. made cash and other contributions to the joint venture, and the Company agreed to provide up to $3.2 million of additional funds to complete the project. The Company’s contribution will be treated as a loan with priority over the equity. During the remainder of 2010, the Company contributed $2.2 million toward this priority loan, which was considered impaired as of December 31, 2010 and recorded an impairment charge through equity in loss of unconsolidated joint ventures. The Company contributed the remaining $1 million during the first quarter of 2011.

Certain affiliates of the joint venture partner have agreed to provide a standard non-recourse carve-out guaranty for “bad boy” type acts and a completion guaranty to the lenders for the Mondrian SoHo loan, for which Morgans Group has agreed to indemnify the joint venture partner and its affiliates up to 20% of such entities’ guaranty obligations, provided that each party is fully responsible for any losses incurred as a result of its respective gross negligence or willful misconduct.
The Mondrian SoHo opened in February 2011 and has 270 guest rooms, a restaurant, bar and other facilities. The Company has a 10-year management contract with two 10-year extension options to operate the hotel.
As discussed above, the joint venture partner each provided additional funding to the joint venture in proportionate to their equity interest in order to complete the project.
The Mondrian SoHo joint venture is considered to be a variable interest entity as its equity investment at risk was considered insufficient to permit the entity to finance its own activities. Management has determined that the Company is not the primary beneficiary of this variable interest entity based on the lack of a controlling financial interest. As of December 31, 2010, the Company’s investment balance in the venture is zero.
Ames
On June 17, 2008, the Company, Normandy Real Estate Partners, and Ames Hotel Partners entered into a joint venture agreement as part of the development of the Ames hotel in Boston. Ames opened on November 19, 2009 and has 114 guest rooms, a restaurant, bar and other facilities. The Company manages Ames under a 15-year management contract.
The Company has contributed approximately $11.5 million in equity through December 31, 2010 for an approximately 31% interest in the joint venture. The joint venture obtained a loan for $46.5 million secured by the hotel, which amount was outstanding as of December 31, 2010. The project also qualified for federal and state historic rehabilitation tax credits which were sold for approximately $16.9 million.
In October 2010, the mortgage loan secured by Ames matured, and the joint venture did not satisfy the conditions necessary to exercise the first of two remaining one-year extension options available under the loan, which included funding a debt service reserve account, among other things. As a result, the mortgage lender for Ames served the joint venture with a notice of default and acceleration of debt. In February 2011, the joint venture reached an agreement with the lender whereby the lender waived the default, reinstated the loan and extended the loan maturity date until October 9, 2011. In connection with the amendment, the joint venture was required to deposit $1 million into a debt service account.
Shore Club
The Company operates Shore Club under a management contract and owned a minority ownership interest of approximately 7% at September 30, 2010. On September 15, 2009, the joint venture that owns Shore Club received a notice of default on behalf of the special servicer for the lender on the joint venture’s mortgage loan for failure to make its September monthly payment and for failure to maintain its debt service coverage ratio, as required by the loan documents. On October 7, 2009, the joint venture received a second letter on behalf of the special servicer for the lender accelerating the payment of all outstanding principal, accrued interest, and all other amounts due on the mortgage loan. The lender also demanded that the joint venture transfer all rents and revenues directly to the lender to satisfy the joint venture’s debt. In March 2010, the lender for the Shore Club mortgage initiated foreclosure proceedings against the property in U.S. federal district court. In October 2010, the federal court dismissed the case for lack of jurisdiction. In light of this dismissal, it is possible that the lender may initiate foreclosure proceedings in state court. The Company has continued to operate the hotel pursuant to the management agreement during these proceedings. However, there can be no assurances the Company will continue to operate the hotel in the event foreclosure proceedings are reinitiated and completed.
6. Other Liabilities
Other liabilities consist of the following (in thousands):

	As of	As of
	December 31,	December 31,
	2010	2009
Interest swap liability (note 2)	$—	$9,000
Designer fee payable	13,866	13,866
Warrant liability (notes 2 and 11)	—	18,428

	$13,866	$41,294

Designer Fee Payable
The Former Parent had an exclusive service agreement with a hotel designer, pursuant to which the designer has initiated various claims related to the agreement. Although the Company is not a party to the agreement, it may have certain contractual obligations or liabilities to the Former Parent in connection with the agreement. According to the agreement, the designer was owed a base fee for each designed hotel, plus 1% of Gross Revenues, as defined in the agreement, for a 10-year period from the opening of each hotel. In addition, the agreement also called for the designer to design a minimum number of projects for which the designer would be paid a minimum fee. A liability amount has been estimated and recorded in these consolidated financial statements before considering any defenses and/or counter-claims that may be available to the Company or the Former Parent in connection with any claim brought by the designer. The Company believes the probability of losses associated with this claim in excess of the liability that is accrued of $13.9 million is remote and cannot reasonably estimate of range of such additional losses, if any, at this time. The estimated costs of the design services were capitalized as a component of the applicable hotel and amortized over the five-year estimated life of the related design elements. Through December 31, 2009, interest was accreted each year on the liability and charged to interest expense using a rate of 9%. See further discussion in note 8.
Warrant Liability
As discussed further in notes 2 and 11, on October 15, 2009, in connection with the issuance of 75,000 of the Company’s Series A Preferred Securities to the Investors, as discussed and defined in note 11, the Company also issued warrants to purchase 12,500,000 shares of the Company’s common stock at an exercise price of $6.00 per share to the Investors.
7. Debt and Capital Lease Obligations
Debt and capital lease obligations consists of the following (in thousands):

	As of	As of	Interest rate at
	December 31,	December 31,	December 31,
Description	2010	2009	2010
Notes secured by Hudson (a)	$201,162	$217,000	1.29% (LIBOR + 1.03%)
Notes secured by Hudson (a)	26,500	26,500	3.24% (LIBOR + 2.98%)
Notes secured by Mondrian (a)	103,496	120,500	1.90% (LIBOR + 1.64%)
Clift debt (b)	85,033	83,206	9.60%
Liability to subsidiary trust (c)	50,100	50,100	8.68%
Revolving credit (d)	26,008	23,508	(f)
Convertible Notes, face value of $172.5 million (e)	163,869	161,591	2.38%
Capital lease obligations (f)	6,107	6,108	(h)

Debt and capital lease obligation	$662,275	$688,513

Mortgage note of discontinued operations (g)	—	40,000	2.56% (LIBOR + 2.30%)

Notes secured by property held for non-sale disposition (h)	$10,500	$10,500	11.00%

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
Until amended as described below, the Hudson Holdings Mortgage bore interest at 30-day LIBOR plus 0.97%, the Mondrian Holdings Mortgage bore interest at 30-day LIBOR plus 1.23%, and the Hudson mezzanine loan bears interest at 30-day LIBOR plus 2.98%. The Company had entered into interest rate swaps on the Mortgages and the mezzanine loan on Hudson, which effectively fixed the 30-day LIBOR rate at approximately 5.0%. These interest rate swaps expired on July 15, 2010. The Company subsequently entered into short-term interest rate caps on the Mortgages that expired on September 12, 2010.
On October 1, 2010, Hudson Holdings and Mondrian Holdings each entered into a modification agreement of its respective Mortgage, together with promissory notes and other related security agreements, with Bank of America, N.A., as trustee, for the lenders. These modification agreements and related agreements amended and extended the Mortgages (collectively, the “Amended Mortgages”) until October 15, 2011. In connection with the Amended Mortgages, on October 1, 2010, Hudson Holdings and Mondrian Holdings paid down a total of $15.8 million and $17 million, respectively, on their outstanding mortgage loan balances. As a result of these pay-downs, as of December 31, 2010, there is $331.1 million outstanding under the Amended Mortgages.
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
The Amended Mortgages require the Company’s subsidiary borrowers (entities owning Hudson and Mondrian Los Angeles) to fund reserve accounts to cover monthly debt service payments. Those subsidiary borrowers are also required to fund reserves for property, sales and occupancy taxes, insurance premiums, capital expenditures and the operation and maintenance of those hotels. Reserves are deposited into restricted cash accounts and are released as certain conditions are met. Starting in 2009, the Mortgages had fallen below the required debt service coverage and as such, all excess cash, once all other reserve accounts were completed, were funded into curtailment reserve accounts. As of September 30, 2010, the balance in the curtailment reserve accounts was $20.3 million, of which $16.5 million was used in October 2010 to reduce the amount of mortgage debt outstanding under the Amended Mortgages, as discussed above. Under the Amended Mortgages, all excess cash will continue to be funded into curtailment reserve accounts regardless of the debt service coverage ratio. The subsidiary borrowers are not permitted to have any liabilities other than certain ordinary trade payables, purchase money indebtedness, capital lease obligations and certain other liabilities.
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

The Amended Mortgages provide for events of default customary in mortgage financings, including, among others, failure to pay principal or interest when due, failure to comply with certain covenants, certain insolvency and receivership events affecting the subsidiary borrowers, Morgans Group or the Company, and breach of the encumbrance and transfer provisions. In the event of a default under the Mortgages, the lender’s recourse is limited to the mortgaged property, unless the event of default results from insolvency, a voluntary bankruptcy filing, a breach of the encumbrance and transfer provisions, or various other “bad boy” type acts, in which event the lender may also pursue remedies against Morgans Group.
The Company is pursuing a number of options to finance the maturities, including debt financing, asset sales and other sources. The Company believes the combination of rising hotel cash flows and improving capital markets should provide sufficient capital to retire or refinance the debt and provide capital for growth.
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
Due to the amount of the payments stated in the lease, which increase periodically, and the economic environment in which the hotel operates, Clift Holdings, the Company’s subsidiary that leases Clift, had not been operating Clift at a profit and Morgans Group had been funding cash shortfalls sustained at Clift in order to enable Clift Holdings to make lease payments from time to time. On March 1, 2010, however, the Company discontinued subsidizing the lease payments and Clift Holdings stopped making the scheduled monthly payments. On May 4, 2010, the owners filed a lawsuit against Clift Holdings, which the court dismissed on June 1, 2010. On June 8, 2010, the owners filed a new lawsuit and on June 17, 2010, the Company and Clift Holdings filed an affirmative lawsuit against the owners.
On September 17, 2010, the Company, Clift Holdings and another subsidiary of the Company, 495 Geary, LLC, entered into a settlement and release agreement with Hasina, LLC, Tarstone Hotels, LLC, Kalpana, LLC, Rigg Hotel, LLC, and JRIA, LLC (collectively, the “Lessors”), and Tarsadia Hotels (the “Settlement and Release Agreement”). The Settlement and Release Agreement, among other things, effectively provided for the settlement of all outstanding litigation claims and disputes among the parties relating to defaulted lease payments due with respect to the ground lease for the Clift and reduced the lease payments due to Lessors for the period March 1, 2010 through February 29, 2012. Clift Holdings and the Lessors also entered into an amendment to the lease, dated September 17, 2010 (“Lease Amendment”), to memorialize, among other things, the reduced annual lease payments of $4.97 million from March 1, 2010 to February 29, 2012. Effective March 1, 2012, the annual rent will be as stated in the lease agreement, which currently provides for base annual rent of approximately $6.0 million per year through October 2014 increasing thereafter, at 5-year intervals by a formula tied to increases in the Consumer Price Index, with a maximum increase of 40% and a minimum of 20% at October 2014, and at each payment date thereafter, the maximum increase is 20% and the minimum is 10%. The lease is non-recourse to the Company.
Morgans Group also entered into an agreement, dated September 17, 2010 (the “Limited Guaranty,” together with the Settlement and Release Agreement and Lease Amendment, the “Clift Settlement Agreements”), whereby Morgans Group agreed to guarantee losses of up to $6 million suffered by the Lessors in the event of certain “bad boy” type acts.

(c) Liability to Subsidiary Trust Issuing Preferred Securities
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
Prior to the amendment described below, the Trust Notes agreement required that the Company not fall below a fixed charge coverage ratio, defined generally as Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) excluding Clift’s EBITDA over consolidated interest expense, excluding Clift’s interest expense, of 1.4 to 1.0 for four consecutive quarters. On November 2, 2009, the Company amended the Trust Notes agreement to permanently eliminate this financial covenant. The Company paid a one-time fee of $2.0 million in exchange for the permanent removal of the covenant.
The Company has identified that the Trust is a variable interest entity under ASC 810-10 (former guidance FIN 46R). Based on management’s analysis, the Company is not the primary beneficiary under the trust. Accordingly, the Trust is not consolidated into the Company’s financial statements. The Company accounts for the investment in the common stock of the Trust under the equity method of accounting.
(d) Revolving Credit Facility
On October 6, 2006, the Company and certain of its subsidiaries entered into a revolving credit facility with Wachovia Bank, National Association, as Administrative Agent, and the other lenders party thereto, which was amended on August 5, 2009, and which is referred to as the Amended Revolving Credit Facility.
The Amended Revolving Credit Facility provides for a maximum aggregate amount of the commitments of $125.0 million, divided into two tranches: (i) a revolving credit facility in an amount equal to $90.0 million (the “New York Tranche”), which is secured by a mortgage on Morgans and Royalton (the “New York Properties”) and a mortgage on Delano South Beach (the “Florida Property”); and (ii) a revolving credit facility in an amount equal to $35.0 million (the “Florida Tranche”), which is secured by the mortgage on the Florida Property (but not the New York Properties). The Amended Revolving Credit Facility also provides for a letter of credit facility in the amount of $25.0 million, which is secured by the mortgages on the New York Properties and the Florida Property. At any given time, the amount available for borrowings under the Amended Revolving Credit Facility is contingent upon the borrowing base valuation, which is calculated as the lesser of (i) 60% of appraised value and (ii) the implied debt service coverage value of certain collateral properties securing the Amended Revolving Credit Facility; provided that the portion of the borrowing base attributable to the New York Properties will never be less than 35% of the appraised value of the New York Properties. Following appraisals in March 2010, total availability under the Amended Revolving Credit Facility as of December 31, 2010 was $117.4 million, of which the outstanding principal balance was $26 million, and approximately $2.0 million of letters of credit were posted, all allocated to the Florida Tranche.
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
In addition, the Amended Revolving Credit Facility includes the following, among other, provisions:
•
requirement that the Company maintain a fixed charge coverage ratio (defined generally as the ratio of consolidated EBITDA excluding Mondrian Scottsdale’s EBITDA for the periods ending June 30, 2009 and September 30, 2009 and Clift’s EBITDA for all periods to consolidated interest expense excluding Mondrian Scottsdale’s interest expense for the periods ending June 30, 2009 and September 30, 2009 and Clift’s interest expense for all periods) for each four-quarter period of no less than 0.90 to 1.00. As of December 31, 2010, the Company’s fixed charge coverage ratio under the Amended Revolving Credit Facility was 1.65x;

•
prohibition on capital expenditures with respect to any hotels owned by the Company, the borrowers, as defined, or subsidiaries, other than maintenance capital expenditures for any hotel not exceeding 4% of the annual gross revenues of such hotel and certain other exceptions;

•	prohibition on repurchases of the Company’s common equity interests by the Company or Morgans Group; and
•	certain limits on any secured swap agreements into after the effective date of the Amended Revolving Credit Facility.
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
(e) October 2007 Convertible Notes Offering
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
Interest on the Convertible Notes is payable semi-annually in arrears on April 15 and October 15 of each year, beginning on April 15, 2008, and the Convertible Notes mature on October 15, 2014, unless previously repurchased by the Company or converted in accordance with their terms prior to such date. The initial conversion rate for each $1,000 principal amount of Convertible Notes is 37.1903 shares of the Company’s common stock, representing an initial conversion price of approximately $26.89 per share of common stock. The initial conversion rate is subject to adjustment under certain circumstances. The maximum conversion rate for each $1,000 principal amount of Convertible Notes is 45.5580 shares of the Company’s common stock representing a maximum conversion price of approximately $21.95 per share of common stock.
On January 1, 2009, the Company adopted ASC 470-20, Debt with Conversion and Other Options, which clarifies the accounting for convertible notes payable. ASC 470-20 requires the proceeds from the issuance of convertible notes to be allocated between a debt component and an equity component. The debt component is measured based on the fair value of similar debt without an equity conversion feature, and the equity component is determined as the residual of the fair value of the debt deducted from the original proceeds received. The resulting discount on the debt component is amortized over the period the debt is expected to be outstanding as additional interest expense. ASC 470-20 required retroactive application to all periods presented. The equity component, recorded as additional paid-in capital, was $9.0 million, which represents the difference between the proceeds from issuance of the Convertible Notes and the fair value of the liability, net of deferred taxes of $6.4 million as of the date of issuance of the Convertible Notes.

The following table shows the effect of the retrospective application and reclassification of the consolidated statement of operations and comprehensive loss for the year ended December 31, 2008 and consolidated statement of cash flows for the year ended December 31, 2008:
Year Ended December 31, 2008

	As Originally	As	Effect of
Consolidated Statement of Operations	Reported	Adjusted	Change
Interest expense, net	$43,164	$45,440	$(2,276)
Income tax benefit	(32,400)	(33,311)	911
Net loss	(53,204)	(54,569)	(1,365)
Net loss attributable to noncontrolling interest	(2,145)	(2,104)	(41)
Net loss attributable to common stockholders	(55,349)	(56,673)	(1,324)
Loss per share attributable to common stockholders: basic and diluted	(1.76)	(1.80)	(0.04)
Year Ended December 31, 2008

	As Originally	As	Effect of
Consolidated Statement of Cash Flows	Reported	Adjusted	Change
Net loss	$(53,204)	$(54,569)	$(1,365)
Amortization of discount on convertible debt	—	2,276	2,276
Deferred tax benefit	(33,226)	(34,137)	(911)
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
The Company recorded the purchase of the Call Options, net of the related tax benefit of approximately $20.3 million, as a reduction of additional paid-in capital and the proceeds from the Warrants as an addition to additional paid-in capital in accordance with ASC 815-30, Derivatives and Hedging, Cash Flow Hedges.
In February 2008, the Company filed a registration statement with the Securities and Exchange Commission to cover the resale of shares of the Company’s common stock that may be issued from time to time upon the conversion of the Convertible Notes.
(f) Capital Lease Obligations
The Company has leased two condominium units at Hudson from unrelated third-parties, which are reflected as capital leases. One of the leases requires the Company to make annual payments, currently $582,180 (subject to increases due to increases in the Consumer Price Index) from acquisition through November 2096. This lease also allows the Company to purchase the unit at fair market value after November 2015.

The second lease requires the Company to make annual payments, currently $328,128 (subject to increases due to increases in the Consumer Price Index) through December 2098. The Company has allocated both of the leases’ payments between the land and building based on their estimated fair values. The portion of the payments allocated to building has been capitalized at the present value of the future minimum lease payments. The portion of the payments allocable to land is treated as operating lease payments. The imputed interest rate on both of these leases is 8%, which is based on the Company’s incremental borrowing rate at the time the lease agreement was executed. The capital lease obligations related to the units amounted to approximately $6.1 million as of December 31, 2010 and 2009. Substantially all of the principal payments on the capital lease obligations are due at the end of the lease agreements.
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
(h) Notes secured by property held for non sale disposition
The property across from the Delano South Beach had a $10.0 million interest only non-recourse promissory note to the seller due on January 24, 2011. The obligations under the note were secured by the property. Additionally, in January 2009, an affiliate of the seller financed an additional $0.5 million to pay for costs associated with obtaining necessary permits, which was also due on January 24, 2011. The obligations under this note were secured with a pledge of the equity interests in the Company’s subsidiary that owns the property. In January 2011, the Company’s indirect subsidiary transferred its interests in the property across the street from Delano in South Beach to SU Gale Properties, LLC (the “Gale Transaction”). As a result of the Gale Transaction, the Company is released from the $10.5 million of non-recourse mortgage and mezzanine indebtedness.
Principal Maturities
The following is a schedule, by year, of principal payments on notes payable (including capital lease obligations) as of December 31, 2010, excluding the outstanding $10.5 million non-recourse promissory notes on the property across from Delano which the Company was released of in January 2011 and does not intend to pay as of December 31, 2010 (in thousands):

		Amount
		Representing	Principal Payments
	Capital Lease	Interest on	on Capital Lease
	Obligations and	Capital Lease	Obligations and
	Debt Payable	Obligations	Debt Payable
2011	$331,154	$488	$330,666
2012	488	488	—
2013	26,988	488	26,500
2014	164,357	488	163,869
2015	489	489	—
Thereafter	176,140	34,900	141,240

	$699,616	$37,341	$662,275

The average interest rate on all of the Company’s debt for the years ended December 31, 2010, 2009 and 2008 was 4.7%, 6.0% and 5.6%, respectively.

8. Commitments and Contingencies
As Lessee
Future minimum lease payments for noncancelable leases in effect as of December 31, 2010 are as follows (in thousands):

	Land
	(See note 7)	Other
2011	$266	$838
2012	266	863
2013	266	895
2014	266	953
2015	266	953
Thereafter	21,567	2,972

Total	$22,897	$7,474

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
Multi-employer Retirement Plan
Approximately 25.9% of the Company’s employees are subject to collective bargaining agreements. The Company is a participant, through these collective bargaining agreements, in multi-employer defined contribution retirement plans in New York and multi-employer defined benefit retirement plans in California covering union employees. Plan contributions are based on a percentage of employee wages, according to the provisions of the various labor contracts. The Company’s contributions to the multi-employer retirement plans amounted to approximately $2.4 million, $2.5 million and $2.3 million for the years ended December 31, 2010, 2009 and 2008, respectively, for these plans. Under the Employee Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act of 1980, an employer is liable upon withdrawal from or termination of a multiemployer plan for its proportionate share of the plan’s unfunded vested benefits liability. Based on information provided by the administrators of the majority of these multiemployer plans, the Company does not believe there is any significant amount of unfunded vested liability under these plans.
Litigation
Potential Litigation
The Company understands that Mr. Philippe Starck has attempted to initiate arbitration proceedings in the London Court of International Arbitration regarding an exclusive service agreement that he entered into with Residual Hotel Interest LLC (formerly known as Morgans Hotel Group LLC) in February 1998 regarding the design of certain hotels now owned by the Company and its subsidiaries. The Company is not a party to these proceedings at this time. See note 6.

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
The Company believes that a foreclosure based on a payment default does not create one of the limited circumstances under which Morgans Group LLC would have recourse liability under the guaranty. On May 27, 2010, the Company answered Petra’s complaint, denying any obligation to make payment under the guaranty. It also requested relevant documents from Petra. On July 9, 2010, Petra moved for summary judgment on the ground that the loan documents unambiguously establish Morgans Group’s obligation under the guaranty. Petra also moved to stay discovery pending resolution of its motion. The Company opposed Petra’s motion for summary judgment, and similarly moved for summary judgment in favor of the Company on grounds that the guaranty was not triggered by a foreclosure resulting from a payment default. On December 20, 2010, the court granted the Company’s motion for summary judgment dismissing the complaint, and denied the plaintiff’s motion for summary judgment. The action has accordingly been dismissed. Petra has appealed the decision. The Company will continue to defend this lawsuit vigorously. The Company believes the probability of losses associated with this litigation is remote and cannot reasonably estimate a range of such losses, if any, at this time.
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
9. Income Taxes
The provision for income taxes on income from operations is comprised of the following for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Current tax provision (benefit):
Federal	$—	$—	$—
State and city	83	269	—
Foreign	643	496	826

	726	765	826

Deferred tax provision (benefit):
Federal	186	(22,653)	(23,334)
State	(2,247)	(4,313)	(10,803)
Foreign	—	—	—

	(2,061)	(26,966)	(34,137)

Total tax provision	$(1,335)	$(26,201)	$(33,311)

Net deferred tax asset consists of the following (in thousands):

	As of	As of
	December 31,	December 31,
	2010	2009
Goodwill	$(23,513)	$(26,010)
Basis differential in property and equipment	(14,110)	(6,180)
Deferred costs and other	178	(56)
Unrealized gain on warrants	—	(2,561)

Total deferred tax liability	(37,445)	(34,807)

Stock compensation	26,750	21,586
Derivative instruments	332	3,800
Investment in unconsolidated subsidiaries	29,239	40,555
Designer fee payable	5,819	5,857
Other	7,776	4,281
Foreign exchange losses	1,054	1,164
Convertible bond	9,381	13,775
Net operating loss	94,219	61,775
Valuation allowance	(56,981)	(34,006)

Total deferred tax asset	121,425	118,787

Net deferred tax asset	$80,144	$83,980

The Company has federal net operating loss carryforwards (“NOL Carryforwards”) of approximately $223.1 million at December 31, 2010. These NOL Carryforwards are available to offset future taxable income, and will expire in 2029 and 2030. The Company has State NOL Carryforwards of approximately $202.2 million in aggregate at December 31, 2010. These State NOL Carryforwards are available to offset future taxable income and will expire in 2029 and 2030.
The Company has established a reserve on its deferred tax assets based on anticipated future taxable income and tax strategies which may include the sale of a property or an interest therein. The total reserve on the deferred tax assets for December 31, 2010 was $57.0 million.
A reconciliation of the statutory United States Federal tax rate to the Company’s effective income tax rate is as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Federal statutory income tax rate	35%	35%	35%
State and city taxes, net of federal tax benefit	7%	7%	7%
Valuation allowance	-30%	-22%	—
Other including non deductible items	-10%	1%	-6%

Effective tax rate	2%	21%	36%

The Company has not identified any tax positions in accordance with ASC 740-10 (formerly FIN 48) and does not believe it will have any unrecognized tax positions over the next 12 months. Therefore, the Company has not accrued any interest or penalties associated with any unrecognized tax positions. The Company’s tax returns for the years 2009, 2008 and 2007 are subject to review by the Internal Revenue Service.

10. Omnibus Stock Incentive Plan
On February 9, 2006, the Board of Directors of the Company adopted the Morgans Hotel Group Co. 2006 Omnibus Stock Incentive Plan (the “2006 Stock Incentive Plan”). An aggregate of 3,500,000 shares of common stock of the Company were reserved and authorized for issuance under the 2006 Stock Incentive Plan, subject to equitable adjustment upon the occurrence of certain corporate events. On April 23, 2007, the Board of Directors of the Company adopted, and at the annual meeting of stockholders on May 22, 2007, the stockholders approved, the Company’s 2007 Omnibus Incentive Plan (the “2007 Incentive Plan”), which amended and restated the 2006 Stock Incentive Plan and increased the number of shares reserved for issuance under the plan by up to 3,250,000 shares to a total of 6,750,000 shares. On April 10, 2008, the Board of Directors of the Company adopted, and at the annual meeting of stockholders on May 20, 2008, the stockholders approved, an Amended and Restated 2007 Omnibus Incentive Plan (the “Amended 2007 Incentive Plan”) which, among other things, increased the number of shares reserved for issuance under the plan by 1,860,000 shares from 6,750,000 shares to 8,610,000 shares. On November 30, 2009, the Board of Directors of the Company adopted, and at a special meeting of stockholders of the Company held on January 28, 2010, the Company’s stockholders approved, an amendment to the Amended 2007 Incentive Plan to increase the number of shares reserved for issuance under the plan by 3,000,000 shares to 11,610,000 shares. The Amended 2007 Incentive Plan provides for the issuance of stock-based incentive awards, including incentive stock options, non-qualified stock options, stock appreciation rights, shares of common stock of the Company, including restricted stock units (“RSUs”) and other equity-based awards, including membership units in Morgans Group which are structured as profits interests (“LTIP Units”), or any combination of the foregoing. The eligible participants in the Amended 2007 Incentive Plan included directors, officers and employees of the Company. Awards other than options and stock appreciation.
Total stock compensation expense, which is included in corporate expenses on the accompanying consolidated statements of operations and comprehensive loss, was $10.9 million, $11.8 million and $15.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.
As of December 31, 2010 and 2009, there were approximately $6.8 million and $13.3 million, respectively, of total unrecognized compensation costs related to unvested share awards. As of December 31, 2010, the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 9 months.
Restricted Common Stock Units
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
In addition to the above grants of RSUs, the Company granted newly hired or promoted employees RSUs from time to time. A summary of the status of the Company’s nonvested restricted common stock granted to non-employee directors, named executive officers and employees as of December 31, 2010 and 2009 and changes during the years ended December 31, 2010 and 2009, are presented below:

		Weighted Average
Nonvested Shares	RSUs	Fair Value
Nonvested at January 1, 2009	833,835	$16.42
Granted	684,769	4.92
Vested	(312,907)	15.91
Forfeited	(79,534)	14.37

Nonvested at December 31, 2009	1,126,163	$10.09

Granted	262,235	7.63
Vested	(551,514)	10.81
Forfeited	(204,373)	16.40

Nonvested at December 31, 2010	632,511	$7.89

Outstanding at December 31, 2010	805,334	$7.97

For the year ended December 31, 2010, 2009 and 2008, the Company expensed $4.6 million, $4.6 million and $4.3 million, respectively, related to granted RSUs. As of December 31, 2010, there were 805,334 RSUs outstanding. At December 31, 2010, the Company has yet to expense approximately $3.1 million related to nonvested RSUs which is expected to be recognized over the remaining vesting period of the outstanding awards, as discussed above.
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
In addition to the above grants of LTIP Units, the Company granted newly hired or promoted employees LTIP Units from time to time. A summary of the status of the Company’s nonvested LTIP Units granted to named executive officers, other executives and non-employee directors of the Company as of December 31, 2010 and 2009 and changes during the years ended December 31, 2010 and 2009, are presented below:

		Weighted Average
Nonvested Shares	LTIP Units	Fair Value
Nonvested at January 1, 2009	726,834	$17.33

Granted	465,232	3.81
Vested	(313,303)	18.01
Forfeited	—	—

Nonvested at December 31, 2009	878,763	9.93

Granted	453,619	6.76
Vested	(430,470)	12.42
Forfeited	(7,702)	13.58

Nonvested at December 31, 2010	894,210	$7.09

Outstanding at December 31, 2010	2,271,437	$13.15

For the year ended December 31, 2010, 2009 and 2008, the Company expensed $4.8 million, $4.6 million and $7.1 million, respectively, related to granted LTIP Units. As of December 31, 2010, there were 2,271,437 LTIP Units outstanding. At December 31, 2010, the Company has yet to expense approximately $3.6 million related to nonvested LTIP Units which is expected to be recognized over the remaining vesting period of the outstanding awards, as discussed above.
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
In addition to the above grants of options to purchase common stock of the Company, the Company granted newly hired or promoted employees similar options. A summary of the Company’s outstanding and exercisable stock options granted to non-employee directors, named executive officers and employees as of December 31, 2010 and 2009 and changes during the years ended December 31, 2010 and 2009, are presented below:

			Weighted Average
		Weighted Average	Remaining	Aggregate Intrinsic
Options	Shares	Exercise Price	Contractual Term	Value
			(in years)	(in thousands)
Outstanding at January 1, 2009	2,082,943	$18.92

Granted	—
Exercised	—
Forfeited or Expired	(423,664)	19.85

Outstanding at December 31, 2009	1,659,279	$18.68	7.25	$—

Granted	—
Exercised	—
Forfeited or Expired	(152,942)	20.00

Outstanding at December 31, 2010	1,506,337	$18.55	5.69	$—

Exercisable at December 31, 2010	1,402,083	$18.78	5.57	$—

For the year ended December 31, 2010, 2009 and 2008, the Company expensed $1.6 million, $2.6 million and $4.5 million, respectively, related to granted stock options. At December 31, 2010, the Company has yet to expense approximately $0.1 million related to outstanding stock options which is expected to be recognized over the remaining vesting period of the outstanding awards, as discussed above.
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
The Series A Preferred Securities have an 8% dividend rate for the first five years, a 10% dividend rate for years six and seven, and a 20% dividend rate thereafter. The Company has the option to accrue any and all dividend payments, and as of December 31, 2010, we have undeclared and unpaid dividends of $7.3 million. The Company has the option to redeem any or all of the Series A Preferred Securities at par at any time. The Series A Preferred Securities have limited voting rights and only vote on the authorization to issue senior preferred, amendments to their certificate of designations, amendments to the Company’s charter that adversely affect the Series A Preferred Securities and certain change in control transactions.
As discussed in notes 2 and 6, the warrants to purchase 12,500,000 shares of the Company’s common stock at an exercise price of $6.00 per share have a 7-1/2 year term and are exercisable utilizing a cashless exercise method only, resulting in a net share issuance. Until October 15, 2010, the Investors had certain rights to purchase their pro rata share of any equity or debt securities offered or sold by the Company. In addition, the $6.00 exercise price of the warrants was subject to certain reductions if, any time prior to October 15, 2010, the Company issued shares of common stock below $6.00 per share. Per ASC 815-40-15, as the strike price was adjustable until the first anniversary of issuance, the warrants were not considered indexed to the Company’s stock until that date. Therefore, as of September 30, 2010, the Company accounted for the warrants as liabilities at fair value. On October 15, 2010, the Investors rights under this warrant exercise price adjustment expired, at which time the warrants met the scope exception in ASC 815-10-15 and will be accounted for as equity instruments indexed to the Company’s stock. At October 15, 2010, the warrants were reclassified to equity and will no longer be adjusted periodically to fair value.

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
The initial carrying value of the Series A Preferred Securities was recorded at its net present value less costs to issue on the date of issuance. The carrying value will be periodically adjusted for accretion of the discount. As of December 31, 2010, the value of the Series A Preferred Securities was $51.1 million, which includes accretion of $3.0 million.
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

The Fund Formation Agreement terminated by its terms on January 30, 2011 due to the failure to close a fund with $100 million of aggregate capital commitments by that date. The 5,000,000 contingent warrants issued to the Fund Manager will be forfeited in their entirety on October 15, 2011 if a fund with $250 million has not closed by that date. As of December 31, 2010, no contingent warrants have been issued or exercised and no value has been assigned to the warrants, as the Company cannot determine the probability that the Fund will be raised. In the event the Fund is raised and contingent warrants are issued, the Company will determine the value of the contingent warrants in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. The Company cannot provide any assurances that the Fund will be raised.
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
On April 21, 2010, the Company entered into a Waiver Agreement (the “Waiver Agreement”) with the Investors. The Waiver Agreement permits the purchase by the Investors of up to $88 million in aggregate principal amount of the Convertible Notes within six months of April 21, 2010 and subject to the limitations and conditions set forth therein. From April 21, 2010 to July 21, 2010, the Investors purchased $88 million of the Convertible Notes. Pursuant to the Waiver Agreement, in the event an Investor proposes to sell the Convertible Notes at a time when the market price of a share of the Company’s common stock exceeds the then effective conversion price of the Convertible Notes, the Company is granted certain rights of first refusal for the purchase of the same from the Investors. In the event an Investor proposes to sell the Convertible Notes at a time when the market price of a share of the Company’s common stock is equal to or less than the then effective conversion price of the Convertible Notes, the Company is granted certain rights of first offer to purchase the same from the Investors.
12. Related Party Transactions
The Company earned management fees, chain services fees and fees for certain technical services and has receivables from hotels it owns through investments in unconsolidated joint ventures as well as hotels owned by the Former Parent. These fees totaled approximately $18.3 million, $15.1 million and $18.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.
As of December 31, 2010 and 2009, the Company had receivables from these affiliates of approximately $3.8 million and $9.5 million, respectively, which are included in receivables from related parties on the accompanying consolidated balance sheets.
13. Restructuring, development and disposal costs
Restructuring, development and disposal costs consist of the following (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Severance costs	$844	$1,996	$1,956
Loss on asset disposal	117	87	2,698
Development costs	2,955	4,000	6,171

	$3,916	$6,083	$10,825

14. Other Non-Operating Expenses (Income)
Other non-operating expenses (income) consist of the following (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Insurance proceeds	$—	$(329)	$(2,112)
Executive termination costs	—	—	353
Litigation and settlement costs	2,139	2,317	1,806
Other	2,238	1,997	353
Unrealized loss (gain) on change in value of Yucaipa warrants (note 6)	28,699	(6,066)	—

	$33,076	$(2,081)	$465

15. Discontinued Operations
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
The Company has reclassified the individual assets and liabilities to the appropriate discontinued operations line items on its December 31, 2010 and 2009 balance sheets. Additionally, the Company reclassified the hotels results of operations and cash flows to discontinued operations on the Company’s statements of operations and cash flows.
The following sets forth the discontinued operations for the years ended December 31, 2010, 2009 and 2008, related to the Company’s discontinued operations (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Operating revenues	$1,594	$7,594	$13,788
Operating expenses	(1,799)	(8,647)	(13,524)
Interest expense	(177)	(1,068)	(2,219)
Depreciation and amortization expense	(268)	(1,174)	(2,821)
Income tax benefit	—	9,402	8,066
Impairment loss	—	(18,477)	(13,430)
Gain on disposal	17,820	—	—

Income (loss) from discontinued operations	$17,170	$(12,370)	$(10,140)

16. Quarterly Financial Information (Unaudited)
The tables below reflect the Company’s selected quarterly information for the Company for the years ended December 31, 2010 and 2009 (in thousands, except per share data):

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2010	2010	2010	2010
Total revenues	$65,056	$57,741	$60,189	$53,384
Gain on disposal of hotel in discontinued operations	—	—	—	17,957
Impairment loss on receivables from unconsolidated joint venture	(50)	(5,499)	—	—
Loss before income tax expense	(9,385)	(38,290)	(21,148)	(33,330)
Net loss attributable to common stockholders	(9,499)	(39,241)	(23,185)	(18,038)
Net loss per share — basic/diluted	(0.31)	(1.30)	(0.76)	(0.60)
Weighted-average shares outstanding — basic and diluted	30,284	30,162	30,484	29,849

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2009	2009	2009	2009
Total revenues	$62,845	$56,424	$54,553	$51,229
Impairment loss on hotel in discontinued operations	(18,477)	—	—	—
Impairment loss on development project	—	(11,913)	—	—
Loss before income tax expense	(23,718)	(47,522)	(16,332)	(18,462)
Net loss attributable to common stockholders	(53,009)	(27,817)	(10,057)	(10,587)
Net loss per share — basic/diluted	(1.78)	(0.94)	(0.34)	(0.36)
Weighted-average shares outstanding — basic and diluted	29,714	29,737	29,745	29,558
17. Subsequent Events
In February 2011, the Company announced a new hotel management agreement for a 114 key Delano on the beach at the tip of the Baja Peninsula in Cabo San Lucas, Mexico, overlooking the Sea of Cortez. The hotel is currently under construction and is expected to open early in 2013. The Company also announced a management agreement for a 200 key Delano on the Aegean Sea in Turkey, an exclusive, high-end resort destination easily accessible from Istanbul and other key European locations, which is expected to open in 2013. Further, the Company announced a new management agreement for a 175 key hotel in New York City in the Highline area. The hotel will be branded with one of Company’s existing brands and is expected to open in 2014.
Finally, also in February 2011, the Company announced a new hotel management agreement for a Mondrian hotel in Doha, Qatar that is currently under construction and is expected to open in early 2013. The Company will operate the hotel pursuant to a 30-year management contract with extension options.
In February 2011, the Company drew down an additional $6.8 million on its revolving credit facility.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2011.

Morgans Hotel Group Co.
By:	/s/ Fred J. Kleisner
	Name:	Fred J. Kleisner
	Title:	Chief Executive Officer
Date: March 16, 2011
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

Signature	Title	Date

/s/ Fred J. Kleisner Fred J. Kleisner	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2011

/s/ Richard Szymanski Richard Szymanski	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 16, 2011

/s/ David T. Hamamoto David T. Hamamoto	Chairman of the Board of Directors	March 16, 2011

/s/ Robert Friedman Robert Friedman	Director	March 16, 2011

/s/ Michael Gross Michael Gross	Director	March 16, 2011

/s/ Jeffrey M. Gault Jeffrey M. Gault	Director	March 16, 2011

Marc Gordon	Director, President	March 16, 2011

/s/ Thomas L. Harrison Thomas L. Harrison	Director	March 16, 2011

/s/ Edwin L. Knetzger, III Edwin L. Knetzger, III	Director	March 16, 2011

/s/ Michael D. Malone Michael D. Malone	Director	March 16, 2011

EXHIBIT INDEX

Exhibit
Number	Description

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

4.4
Amended and Restated Trust Agreement of MHG Capital Trust I, dated as of August 4, 2006, among Morgans Group LLC, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, and the Administrative Trustees Named Therein (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 11, 2006)

4.5
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

4.6
Amendment No. 1, dated as of October 15, 2009, to Amended and Restated Stockholder Protection Rights Agreement, dated as of October 1, 2009, between the Registrant and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

4.7
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

4.10
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

4.13
Form of Amended Common Stock Purchase Warrants issued under Securities Purchase Agreement to Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 14, 2009)

4.14
Amendment No. 1 to Common Stock Purchase Warrant issued under the Real Estate Fund Formation Agreement to Yucaipa American Alliance Fund II, LLC, dated as of December 11, 2009 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 14, 2009)

4.15
Amendment No. 1 to Common Stock Purchase Warrant issued under the Real Estate Fund Formation Agreement to Yucaipa American Alliance Fund II, LLC, dated as of December 11, 2009 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 14, 2009)

10.1
Amended and Restated Limited Liability Company Agreement of Morgans Group LLC (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.2
Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of Morgans Group LLC, dated as of April 4, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)

10.3
Registration Rights Agreement, dated as of February 17, 2006, by and between Morgans Hotel Group Co. and NorthStar Partnership, L.P. (incorporated by reference to Exhibit 99.9 to the Company’s Statement on Schedule 13D filed on February 27, 2006)

10.4
Indemnification Agreement, dated as of February 17, 2006, by and among Morgans Hotel Group Co., Morgans Hotel Group LLC, NorthStar Partnership, L.P. and RSA Associates, L.P. (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.5
Waiver Agreement, dated as of April 21, 2010, by and among Morgans Hotel Group Co., Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.6
Credit Agreement, dated as of October 6, 2006, by and among Morgans Group LLC, as Borrower, Beach Hotel Associates LLC, as Florida Borrower, Morgans Hotel Group Co., Wachovia Capital Markets, LLC, and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Runners, Wachovia Bank, National Association, as Administrative Agent, Citigroup Global Markets Inc., as Syndication Agent, and the Financial Institutions Initially Signatory Thereto and their Assignees Pursuant to Section 13.5 Thereto, as Lenders (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

Exhibit
Number		Description

10.7
Fifth Amendment to Credit Agreement; and Waiver Agreement dated as of August 5, 2009, by and among Morgans Group LLC, Beach Hotel Associates LLC, Morgans Holdings LLC and Royalton LLC, as Borrowers, Morgans Hotel Group Co., each of the Guarantors party thereto, each of the Lenders party thereto and Wachovia Bank, National Association, as Agent (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.8
Loan and Security Agreement, dated as of October 6, 2006, between Henry Hudson Senior Mezz LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.9
Forbearance and Waiver Agreement, dated as of October 14, 2009, among Henry Hudson Senior Mezz LLC, Morgans Group LLC and Concord Real Estate CDO 2006-1, Ltd. (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year end December 31, 2009)

10.10
Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing, dated October 6, 2006, between Mondrian Holdings LLC, as Borrower, and First American Title Insurance Company, as Trustee for the benefit of Wachovia Bank, National Association, as Lender (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on for the quarter ended September 30, 2010)

10.11	*
Restatement and Modification of Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing, executed as of September 30, 2010, but effective for all purposes as of July 11, 2010, by and between Mondrian Holdings LLC, a Delaware limited liability company, the Borrower, and Bank of America, National Association, as successor by merger to LaSalle Bank National Association, as Trustee for the benefit of the holders of Wachovia Bank Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2007-WHALE 8, the Lender

10.12	*
Modification to Promissory Note A-1, executed as of September 30, 2010, but effective for all purposes as of July 11, 2010, by and between Mondrian Holdings LLC, a Delaware limited liability company, the Borrower, and Bank of America, National Association, as successor by merger to LaSalle Bank National Association, as Trustee for the benefit of the holders of Wachovia Bank Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2007-WHALE 8, the Lender

10.13	*
Modification to Promissory Note A-2, executed as of September 30, 2010, but effective for all purposes as of July 11, 2010, by and between Mondrian Holdings LLC, a Delaware limited liability company, the Borrower, and Bank of America, National Association, as successor by merger to LaSalle Bank National Association, as Trustee for the benefit of the holders of Wachovia Bank Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2007-WHALE 8, the Lender

10.14
Agreement of Consolidation and Modification of Mortgage, Security Agreement, Assignment of Rents and Fixture Filing, dated October 6, 2006, between Henry Hudson Holdings LLC, as Borrower, and Wachovia Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 13, 2006)

10.15	*
Modification of Agreement of Consolidation and Modification of Mortgage Security Agreement, Assignment of Rents and Fixture Filing, executed as of September 30, 2010, but effective for all purposes as of July 11, 2010, by and between Henry Hudson Holdings LLC, a Delaware limited liability company, the Borrower, and Bank of America, National Association, as successor by merger to LaSalle Bank National Association, as Trustee for the benefit of the holders of Wachovia Bank Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2007-WHALE 8, the Lender

Exhibit
Number		Description

10.16	*
Modification to Promissory Note A-1, executed as of September 30, 2010, but effective for all purposes as of July 11, 2010, by and between Henry Hudson Holdings LLC, a Delaware limited liability company, the Borrower, and Bank of America, National Association, as successor by merger to LaSalle Bank National Association, as Trustee for the benefit of the holders of Wachovia Bank Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2007-WHALE 8, the Lender

10.17	*
Modification to Promissory Note A-2, executed as of September 30, 2010, but effective for all purposes as of July 11, 2010, by and between Henry Hudson Holdings LLC, a Delaware limited liability company, the Borrower, and Bank of America, National Association, as successor by merger to LaSalle Bank National Association, as Trustee for the benefit of the holders of Wachovia Bank Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2007-WHALE 8, the Lender

10.18
Operating Agreement of Hudson Leaseco LLC, dated as of August 28, 2000, by and between Hudson Managing Member LLC and Chevron TCI, Inc. (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on December 7, 2005)

10.19
Lease, dated as of August 28, 2000, by and between Henry Hudson Holdings LLC and Hudson Leaseco LLC (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on December 7, 2005)

10.20
Ground Lease, dated October 14, 2004, by and between Geary Hotel Holding, LLC and Clift Holdings, LLC (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on December 7, 2005)

10.21
Amendment Number One to Ground Lease, dated September 17, 2010, by and among Hasina, LLC, a California limited liability company, Tarstone Hotels, LLC, a Delaware limited liability company, Kalpana, LLC, a California limited liability company, Rigg Hotel, LLC, a California limited liability company, and JRIA, LLC, a Delaware limited liability company, and Clift Holdings, LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.22
Limited Guaranty of Lease, dated September 17, 2010, by Morgans Group LLC, a Delaware limited liability company to and for the benefit of Hasina, LLC, a California limited liability company, Tarstone Hotels, LLC, a Delaware limited liability company, Kalpana, LLC, a California limited liability company, Rigg Hotel, LLC, a California limited liability company, and JRIA, LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.23
Lease, dated January 31, 1997, by and among Mrs. P. A. Allsopp, Messrs. M. E. R. Allsopp, W. P. Harriman and A. W. K. Merriam, and Burford (Covent Garden) Limited (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on December 7, 2005)

10.24
Amended and Restated Contribution Agreement, dated December 2, 2006, by and between Morgans Hotel Group Co. and DLJ MB IV HRH, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 6, 2006)

Exhibit
Number	Description

10.25
Joint Venture Agreement, dated as of September 7, 1999, by and between Ian Schrager Hotels LLC and Chodorow Ventures LLC (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on December 7, 2005)

10.26
Confirmation of OTC Convertible Note Hedge, dated October 11, 2007, between Morgans Hotel Group Co. and Merrill Lynch Financial Markets, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 17, 2007)

10.27
Confirmation of OTC Convertible Note Hedge, dated October 11, 2007, between Morgans Hotel Group Co. and Citibank, N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 17, 2007)

10.28
Amended and Restated Confirmation of OTC Warrant Transaction, dated October 17, 2007, between Morgans Hotel Group Co. and Merrill Lynch Financial Markets, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on October 17, 2007)

10.29
Amended and Restated Confirmation of OTC Warrant Transaction, dated October 17, 2007, between Morgans Hotel Group Co. and Citibank, N.A. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on October 17, 2007)

10.30
Securities Purchase Agreement, dated as of October 15, 2009, by and among the Registrant and Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P. (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.31
Amendment No. 1 to Securities Purchase Agreement, dated as of December 11, 2009, by and among Morgans Hotel Group Co., Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 14, 2009)

10.32
Real Estate Fund Formation Agreement, dated as of October 15, 2009, by and between Yucaipa American Alliance Fund II, LLC and the Registrant (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.33
Registration Rights Agreement, dated as of October 15, 2009, by and between the Registrant and Yucaipa American Alliance Fund II, L.P., Yucaipa American Alliance (Parallel) Fund II, L.P. and Yucaipa American Alliance Fund II, LLC (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

Exhibit
Number		Description

10.34	†
Employment Agreement dated as of February 14, 2006, by and between W. Edward Scheetz and Morgans Hotel Group Co. (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.35	†
Separation Agreement and Release, dated as of September 19, 2007, between W. Edward Scheetz and Morgans Hotel Group, Inc. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on September 20, 2007)

10.36	†
Employment Agreement, effective as of December 10, 2007, by and between Morgans Hotel Group Co. and Fred J. Kleisner (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 14, 2007)

10.37	†
Amendment No. 1 to Employment Agreement for Fred J. Kleisner, effective as of December 31, 2008, by and between Morgans Hotel Group Co. and Fred J. Kleisner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 7, 2009)

10.38	†
Amendment No. 2 to Employment Agreement for Fred J. Kleisner, effective as of April 21, 2009, by and between Morgans Hotel Group Co. and Fred J. Kleisner (incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009)

10.39	†
Amendment No. 3 to the Employment Agreement for Fred J. Kleisner, effective as of March 31, 2010, between Morgans Hotel Group Co. and Fred J. Kleisner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 15, 2010)

10.40	†
Amendment No. 4 to the Employment Agreement for Fred J. Kleisner, effective as of December 13, 2010, between Morgans Hotel Group Co. and Fred J. Kleisner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2010)

10.41	†
Amended and Restated Employment Agreement, effective as of April 1, 2008, by and between Morgans Hotel Group Co. and Marc Gordon (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 17, 2008)

10.42	†
Employment Agreement, effective as of October 1, 2007, by and between Morgans Hotel Group Co. and Richard Szymanski (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 30, 2007)

10.43	†
Amendment No. 1 to Employment Agreement for Richard Szymanski, effective as of December 31, 2008, by and between Morgans Hotel Group Co. and Richard Szymanski (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 7, 2009)

10.44	†	Morgans Hotel Group Co. Amended and Restated 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2010)

Exhibit
Number		Description

10.45	†	Form of Morgans Hotel Group Co. RSU Award Agreement (Directors) (incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.46	†
Form of Morgans Hotel Group Co. RSU Award Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.47	†	Form of Morgans Hotel Group Co. Stock Option Award Agreement (Directors) (incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.48	†
Form of Morgans Hotel Group Co. Stock Option Award Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.49	†	Form of Morgans Hotel Group Co. LTIP Unit Vesting Agreement (Directors) (incorporated by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.50	†
Form of Morgans Hotel Group Co. LTIP Unit Vesting Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.66 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

21.1	*	Subsidiaries of the Registrant

24.1		Power of attorney (included on the signature page hereof)

31.1	*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1
Consolidated financial statements of Hard Rock Hotel Holdings, LLC for the year ended December 31, 2008 (incorporated by reference to “Item 8. Financial Statements and Supplementary Data” of the Annual Report on Form 10-K of Hard Rock Hotel Holdings, LLC for the year ended December 31, 2008)

99.2
Consolidated financial statements of Hard Rock Hotel Holdings, LLC for the year ended December 31, 2009 (incorporated by reference to “Item 8. Financial Statements and Supplementary Data” of the Annual Report on Form 10-K of Hard Rock Hotel Holdings, LLC for the year ended December 31, 2009)

99.3	*	Consolidated unaudited financial statements of Hard Rock Hotel Holdings, LLC for the year ended December 31, 2010

*	Filed herewith.

†	Denotes a management contract or compensatory plan, contract or arrangement.