Form 10-Q
period 2011-03-31
Morgans Hotel Group Co.
filed 2011-05-09
CIK 1342126

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2011
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
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of May 6, 2011 was 30,421,363.

Page

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	3

MORGANS HOTEL GROUP CO. CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010	3

MORGANS HOTEL GROUP CO. UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS	4

MORGANS HOTEL GROUP CO. UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	5

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	30

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	53

ITEM 4. CONTROLS AND PROCEDURES	54

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	55

ITEM 1A. RISK FACTORS	55

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	56

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	56

ITEM 4. REMOVED AND RESERVED	56

ITEM 5. OTHER INFORMATION	56

ITEM 6. EXHIBITS	56

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

FORWARD LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for “forward-looking statements” made by or on behalf of a company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our stockholders. These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ materially from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Important risks and factors that could cause our actual results to differ materially from any forward-looking statements include, but are not limited to, the risks discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and other documents filed by the Company with the Securities and Exchange Commission from time to time; downturns in economic and market conditions, particularly levels of spending in the business, travel and leisure industries; hostilities, including future terrorist attacks, or fear of hostilities that affect travel; risks related to natural disasters, such as earthquakes, volcanoes and hurricanes; risks associated with the acquisition, development and integration of properties; the seasonal nature of the hospitality business; changes in the tastes of our customers; increases in real property tax rates; increases in interest rates and operating costs; the impact of any material litigation; the loss of key members of our senior management; general volatility of the capital markets and our ability to access the capital markets; and changes in the competitive environment in our industry and the markets where we invest.
We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Morgans Hotel Group Co.
Consolidated Balance Sheets
(in thousands, except per share data)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Property and equipment, net	$286,351	$291,078
Goodwill	53,691	53,691
Investments in and advances to unconsolidated joint ventures	20,328	20,450
Assets held for sale, net	190,481	194,964
Investment in property held for non-sale disposition, net	—	9,775
Cash and cash equivalents	5,962	5,250
Restricted cash	29,883	28,783
Accounts receivable, net	5,318	6,018
Related party receivables	3,871	3,830
Prepaid expenses and other assets	5,872	7,007
Deferred tax asset, net	79,793	80,144
Other, net	11,210	13,786

Total assets	$692,760	$714,776

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Debt and capital lease obligations	$571,471	$558,779
Mortgage debt of property held for non-sale disposition	—	10,500
Accounts payable and accrued liabilities	26,572	23,604
Debt obligation, accounts payable and accrued liabilities of assets held for sale	108,297	107,161
Accounts payable and accrued liabilities of property held for non-sale disposition	—	1,162
Distributions and losses in excess of investment in unconsolidated joint ventures	1,728	1,509
Other liabilities	13,866	13,866

Total liabilities	721,934	716,581

Commitments and contingencies

Preferred securities, $.01 par value; liquidation preference $1,000 per share, 75,000 shares authorized and issued at March 31, 2011 and December 31, 2010, respectively	51,806	51,118
Common stock, $.01 par value; 200,000,000 shares authorized; 36,277,495 shares issued at March 31, 2011 and December 31, 2010, respectively	363	363
Additional paid-in capital	301,541	297,554
Treasury stock, at cost, 5,965,992 and 5,985,045 shares of common stock at March 31, 2011 and December 31, 2010, respectively	(92,688)	(92,688)
Accumulated comprehensive loss	(1,434)	(3,194)
Accumulated deficit	(298,601)	(265,874)

Total Morgans Hotel Group Co. stockholders’ deficit	(39,013)	(12,721)
Noncontrolling interest	9,839	10,916

Total deficit	(29,174)	(1,805)

Total liabilities and stockholders’ deficit	$692,760	$714,776

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2011	2010

Revenues:
Rooms	$31,034	$29,250
Food and beverage	18,030	17,496
Other hotel	2,016	2,209

Total hotel revenues	51,080	48,955
Management fee-related parties and other income	3,324	4,429

Total revenues	54,404	53,384

Operating Costs and Expenses:
Rooms	11,174	10,025
Food and beverage	15,102	13,916
Other departmental	1,211	1,252
Hotel selling, general and administrative	12,558	11,437
Property taxes, insurance and other	4,185	4,100

Total hotel operating expenses	44,230	40,730
Corporate expenses, including stock compensation of $4.0 million and $3.8 million, respectively	10,834	10,005
Depreciation and amortization	8,373	7,345
Restructuring, development and disposal costs	4,593	677

Total operating costs and expenses	68,030	58,757

Operating loss	(13,626)	(5,373)
Interest expense, net	8,994	12,350
Equity in loss of unconsolidated joint ventures	9,483	263
Other non-operating expenses	1,390	15,029

Loss before income tax (benefit) expense	(33,493)	(33,015)
Income tax (benefit) expense	(135)	294

Net loss from continuing operations	(33,358)	(33,309)
Income from discontinued operations, net of tax	490	17,202

Net loss	(32,868)	(16,107)
Net loss attributable to noncontrolling interest	825	147

Net loss attributable to Morgans Hotel Group	(32,043)	(15,960)

Preferred stock dividends and accretion	(2,187)	(2,078)

Net loss attributable to common stockholders	(34,230)	(18,038)

Other comprehensive loss:
Unrealized gain on valuation of swap/cap agreements, net of tax	—	4,924
Share of unrealized gain on valuation of swap agreements from unconsolidated joint venture, net of tax	1,866	—
Realized loss on settlement of swap/cap agreements, net of tax	—	(2,553)
Foreign currency translation (loss) gain, net of tax	(106)	254

Comprehensive loss	$(32,470)	$(15,413)

Loss per share:
Basic and diluted continuing operations	(1.12)	(1.18)
Basic and diluted discontinued operations	0.02	0.58
Basic and diluted attributable to common stockholders	(1.10)	(0.60)
Weighted average number of common shares outstanding:
Basic and diluted	31,103	29,849
See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended Mar 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(32,868)	$(16,107)
Adjustments to reconcile net loss to net cash used in operating activities (including discontinued operations):
Depreciation	7,687	7,181
Amortization of other costs	686	164
Amortization of deferred financing costs	2,298	1,529
Amortization of discount on convertible notes	569	569
Stock-based compensation	3,987	3,798
Accretion of interest on capital lease obligation	473	943
Equity in losses from unconsolidated joint ventures	9,483	263
Gain on disposal of property held for sale	—	(17,944)
Change in value of warrants	—	14,353
Changes in assets and liabilities:
Accounts receivable, net	940	33
Related party receivables	(67)	(825)
Restricted cash	(1,084)	(5,011)
Prepaid expenses and other assets	2,066	2,279
Accounts payable and accrued liabilities	4,106	1,274
Other liabilities	—	(203)
Discontinued operations	(843)	665

Net cash used in operating activities	(2,567)	(7,039)

Cash flows from investing activities:
Additions to property and equipment	(1,074)	(4,057)
Deposits to capital improvement escrows, net	(15)	(632)
Distributions from unconsolidated joint ventures	2	2
Investments in and settlement related to unconsolidated joint ventures	(7,032)	(242)

Net cash used in investing activities	(8,119)	(4,929)

Cash flows from financing activities:
Proceeds from debt	11,650	—
Cash paid in connection with vesting of stock based awards	—	(97)
Cost of issuance of preferred stock	—	(246)
Distributions to holders of noncontrolling interests in consolidated subsidiaries	(252)	(387)

Net cash provided by (used in) financing activities	11,398	(730)

Net decrease in cash and cash equivalents	712	(12,698)
Cash and cash equivalents, beginning of period	5,250	68,956

Cash and cash equivalents, end of period	$5,962	$56,258

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,280	$9,508

Cash paid for taxes	$149	$17

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
In connection with the IPO, the Former Parent contributed the subsidiaries and ownership interests in nine operating hotels in the United States and the United Kingdom to Morgans Group in exchange for membership units. Simultaneously, Morgans Group issued additional membership units to the Predecessor in exchange for cash raised by the Company from the IPO. The Former Parent also contributed all the membership interests in its hotel management business to Morgans Group in return for 1,000,000 membership units in Morgans Group exchangeable for shares of the Company’s common stock. The Company is the managing member of Morgans Group, and has full management control. On April 24, 2008, 45,935 outstanding membership units in Morgans Group were exchanged for 45,935 shares of the Company’s common stock. As of March 31, 2011, 954,065 membership units in Morgans Group remain outstanding.
On February 17, 2006, the Company completed its IPO. The Company issued 15,000,000 shares of common stock at $20 per share resulting in net proceeds of approximately $272.5 million, after underwriters’ discounts and offering expenses.
The Company has one reportable operating segment; it operates, owns, acquires and redevelops boutique hotels.
Operating Hotels
The Company’s operating hotels as of March 31, 2011 are as follows:

		Number of
Hotel Name	Location	Rooms	Ownership
Hudson	New York, NY	834	(1)
Morgans (10)	New York, NY	114	(2)
Royalton (10)	New York, NY	168	(2)
Mondrian SoHo	New York, NY	270	(3)
Delano South Beach	Miami Beach, FL	194	(2)
Mondrian South Beach	Miami Beach, FL	328	(4)
Shore Club	Miami Beach, FL	309	(5)
Mondrian Los Angeles (10)	Los Angeles, CA	237	(2)
Clift	San Francisco, CA	372	(6)
Ames	Boston, MA	114	(7)
Sanderson	London, England	150	(4)
St Martins Lane	London, England	204	(4)
Water and Beach Club Hotel	San Juan, PR	78	(8)
Hotel Las Palapas	Playa del Carmen, Mexico	75	(9)

(1)	The Company owns 100% of Hudson, which is part of a property that is structured as a condominium, in which Hudson constitutes 96% of the square footage of the entire building.

(2)	Wholly-owned hotel.

(3)
Operated under a management contract and owned through an unconsolidated joint venture in which the Company held a minority ownership interest of approximately 20% at March 31, 2011 based on cash contributions. See note 4.

(4)	Owned through a 50/50 unconsolidated joint venture. See note 4.

(5)	Operated under a management contract and owned through an unconsolidated joint venture in which the Company held a minority ownership interest of approximately 7% as of March 31, 2011.

(6)	The hotel is operated under a long-term lease which is accounted for as a financing. See note 6.

(7)
Operated under a management contract and owned through an unconsolidated joint venture in which the Company held a minority interest ownership of approximately 31% at March 31, 2011 based on cash contributions. See note 4.

(8)	Operated under a management contract, with an unconsolidated minority ownership interest of approximately 25% at March 31, 2011 based on cash contributions. See note 4.

(9)	Operated under a management contract.

(10)	Assets are classified as held for sale as of March 31, 2011. See note 12.
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
The consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished in the accompanying consolidated financial statements reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the aforementioned consolidated financial statements for the interim periods.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Effective January 1, 2010, the Financial Accounting Standards Board (“FASB”) amended the guidance in ASC 810-10, Consolidation (“ASC 810-10”), for determining whether an entity is a variable interest entity and requiring the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity. Under this guidance, an entity would be required to consolidate a variable interest entity if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the variable interest entity or the right to receive benefits from the variable interest entity that could be significant to the variable interest entity. Adoption of this guidance on January 1, 2010 did not have a material impact on the consolidated financial statements.
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
Management has also reevaluated the applicability of ASC 810-10 to its investments in unconsolidated joint ventures and has concluded that most joint ventures do not meet the requirements of a variable interest entity. As of December 31, 2010, Mondrian South Beach and Mondrian SoHo were determined to be variable interest entities, but the Company is not its primary beneficiary and, therefore, consolidations of these joint ventures are not required. Accordingly, all investments in joint ventures (other than the three food and beverage joint ventures discussed above) are accounted for using the equity method. In February 2011, the Mondrian SoHo hotel opened and as such, the Company determined that the joint venture was an operating business. The Company continues to account for its investment in Mondrian SoHo using the equity method of accounting.
Assets Held for Sale
The Company considers properties to be assets held for sale when management approves and commits to a formal plan to actively market a property or a group of properties for sale and the sale is probable. Upon designation as an asset held for sale, the Company records the carrying value of each property or group of properties at the lower of its carrying value, which includes allocable goodwill, or its estimated fair value, less estimated costs to sell, and the Company stops recording depreciation expense. Any gain realized in connection with the sale of the properties for which the Company has significant continuing involvement, such as through a long-term management agreement, is deferred and recognized over the initial term of the related management agreement. The operations of the properties held for sale prior to the sale date are recorded in discontinued operations unless the Company has continuing involvement, such as through a management agreement, after the sale.
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

The Company’s deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the Company’s provision for income taxes and increases to the valuation allowance result in additional provision for income taxes. The realization of the Company’s deferred tax assets, net of the valuation allowance, is primarily dependent on estimated future taxable income. A change in the Company’s estimate of future taxable income may require an addition to or reduction from the valuation allowance. The Company has established a reserve on a portion of its deferred tax assets based on anticipated future taxable income and tax strategies which may include the sale of property or an interest therein. The Company anticipates it will be able to use a portion of these deferred tax assets relating to its tax net operating loss carryforwards in connection with completion of the sale of Royalton, Morgans and Mondrian Los Angeles, as discussed in note 12.
All of the Company’s foreign subsidiaries are subject to local jurisdiction corporate income taxes. Income tax expense is reported at the applicable rate for the periods presented.
Income taxes for the three months ended March 31, 2011 and 2010, were computed using the Company’s effective tax rate.
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
For derivatives designated as cash flow hedges, and the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive loss (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.
As of March 31, 2011, the estimated fair market value of the Company’s cash flow hedges is immaterial.
Credit-risk-related Contingent Features
The Company has entered into agreements with each of its derivative counterparties in connection with the interest rate swaps and hedging instruments related to the Convertible Notes, as defined and discussed in note 6, providing that in the event the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

The Company has entered into warrant agreements with Yucaipa, as discussed in note 8, providing Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P. (collectively, the “Investors”) with consent rights over certain transactions for so long as they collectively own or have the right to purchase through exercise of the warrants 6,250,000 shares of the Company’s common stock.
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
Currently, the Company uses interest rate caps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. To comply with the provisions of ASC 820-10, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2011 the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. Accordingly, all derivatives have been classified as Level 2 fair value measurements.

In connection with the issuance of 75,000 of the Company’s Series A Preferred Securities to the Investors, as discussed in note 8, the Company also issued warrants to purchase 12,500,000 shares of the Company’s common stock at an exercise price of $6.00 per share to the Investors. Until October 15, 2010, the $6.00 exercise price of the warrants was subject to certain reductions if the Company had issued shares of common stock below $6.00 per share. The exercise price adjustments were not triggered prior to the expiration of such right on October 15, 2010. The fair value for each warrant granted was estimated at the date of grant using the Black-Scholes option pricing model, an allowable valuation method under ASC 718-10, Compensation, Stock Based Compensation (“ASC 718-10”). The estimated fair value per warrant was $1.96 on October 15, 2009.
Although the Company has determined that the majority of the inputs used to value the outstanding warrants fall within Level 1 of the fair value hierarchy, the Black-Scholes model utilizes Level 3 inputs, such as estimates of the Company’s volatility. Accordingly, the warrant liability was classified as a Level 3 fair value measure. On October 15, 2010, this liability was reclassified into equity, per ASC 815-10-15, Derivatives and Hedging, Embedded Derivatives (“ASC 815-10-15”).
Fair Value of Financial Instruments
As mentioned below and in accordance with ASC 825-10, Financial Instruments, and ASC 270-10, Presentation, Interim Reporting, the Company provides quarterly fair value disclosures for financial instruments. Disclosures about fair value of financial instruments are based on pertinent information available to management as of the valuation date. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold, or settled. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
The Company’s financial instruments include cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, and fixed and variable rate debt. Management believes the carrying amount of the aforementioned financial instruments, excluding fixed-rate debt, is a reasonable estimate of fair value as of March 31, 2011 and December 31, 2010 due to the short-term maturity of these items or variable market interest rates.
The fair market value of the Company’s $222.6 million of fixed rate debt, excluding capitalized lease obligations and including the Convertible Notes at face value, as of March 31, 2011 and December 31, 2010 was approximately $231.0 million and $248.6 million, respectively, using market interest rates.
Stock-based Compensation
The Company accounts for stock based employee compensation using the fair value method of accounting described in ASC 718-10. For share grants, total compensation expense is based on the price of the Company’s stock at the grant date. For option grants, the total compensation expense is based on the estimated fair value using the Black-Scholes option-pricing model. Compensation expense is recorded ratably over the vesting period, if any. Stock compensation expense recognized for the three months ended March 31, 2011 and 2010 was $4.0 million and $3.8 million, respectively.
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

The membership units in Morgans Group, the Company’s operating company, owned by the Former Parent are presented as noncontrolling interest in Morgans Group in the consolidated balance sheets and were approximately $9.5 million and $10.6 million as of March 31, 2011 and December 31, 2010, respectively. The noncontrolling interest in Morgans Group is: (i) increased or decreased by the limited members’ pro rata share of Morgans Group’s net income or net loss, respectively; (ii) decreased by distributions; (iii) decreased by exchanges of membership units for the Company’s common stock; and (iv) adjusted to equal the net equity of Morgans Group multiplied by the limited members’ ownership percentage immediately after each issuance of units of Morgans Group and/or shares of the Company’s common stock and after each purchase of treasury stock through an adjustment to additional paid-in capital. Net income or net loss allocated to the noncontrolling interest in Morgans Group is based on the weighted-average percentage ownership throughout the period.
Additionally, $0.3 million and $0.3 million was recorded as noncontrolling interest as of March 31, 2011 and December 31, 2010, respectively, which represents the Company’s food and beverage joint venture partner’s interest in the restaurant ventures at certain of the Company’s hotels.
Reclassifications
Certain prior year financial statement amounts have been reclassified to conform to the current year presentation, including discontinued operations, discussed in note 9, and assets held for sale, discussed in note 12.
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
Basic earnings (loss) per share is calculated based on the weighted average number of common stock outstanding during the period. Diluted earnings (loss) per share include the effect of potential shares outstanding, including dilutive securities. Potential dilutive securities may include shares and options granted under the Company’s stock incentive plan and membership units in Morgans Group, which may be exchanged for shares of the Company’s common stock under certain circumstances. The 954,065 Morgans Group membership units (which may be converted to cash, or at the Company’s option, common stock) held by third parties at March 31, 2011, warrants issued to the Investors, unvested restricted stock units, LTIP Units (as defined in note 7), stock options, and shares issuable upon conversion of outstanding Convertible Notes (as defined in note 6) have been excluded from the diluted net income (loss) per common share calculation, as there would be no effect on reported diluted net income (loss) per common share.
The table below details the components of the basic and diluted loss per share calculations (in thousands, except for per share data):

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010
Numerator:
Net loss from continuing operations	$(33,358)	$(33,309)
Net income from discontinued operations	490	17,202

Net loss	(32,868)	(16,107)
Net loss attributable to noncontrolling interest	825	147

Net loss attributable to Morgans Hotel Group Co.	(32,043)	(15,960)

Less: preferred stock dividends and accretion	2,187	2,078

Net loss attributable to common shareholders	$(34,230)	$(18,038)

Denominator, continuing and discontinued operations:
Weighted average basic common shares outstanding	31,103	29,849
Effect of dilutive securities	—	—

Weighted average diluted common shares outstanding	31,103	29,849

Basic and diluted loss from continuing operations per share	$(1.12)	$(1.18)

Basic and diluted income from discontinued operations per share	$0.02	$0.58

Basic and diluted loss available to common stockholders per common share	$(1.10)	$(0.60)

4. Investments in and Advances to Unconsolidated Joint Ventures
The Company’s investments in and advances to unconsolidated joint ventures and its equity in earnings (losses) of unconsolidated joint ventures are summarized as follows (in thousands):
Investments

	As of	As of
	March 31,	December 31,
Entity	2011	2010
Mondrian South Beach	$5,318	$5,817
Morgans Hotel Group Europe Ltd.	2,208	1,366
Mondrian SoHo	—	—
Boston Ames	10,244	10,709
Other	2,558	2,558

Total investments in and advances to unconsolidated joint ventures	$20,328	$20,450

	As of	As of
	March 31,	December 31,
Entity	2011	2010
Restaurant Venture — SC London	$(1,728)	$(1,509)
Hard Rock Hotel & Casino (1)	—	—

Total losses from and distributions in excess of investment in unconsolidated joint ventures	$(1,728)	$(1,509)

(1)
Until March 1, 2011, the Company had a partial ownership interest in the Hard Rock and managed the property pursuant to a management agreement that was terminated in connection with the Hard Rock settlement, discussed below.

Equity in income (loss) from unconsolidated joint ventures

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2011	2010
Morgans Hotel Group Europe Ltd.	$7	$812
Restaurant Venture — SC London	(220)	(257)
Mondrian South Beach	(500)	(423)
Mondrian SoHo	(1,932)	—
Hard Rock Hotel & Casino (1)	(6,376)	—
Ames	(464)	(397)
Other	2	2

Total equity in loss from unconsolidated joint ventures	$(9,483)	$(263)

(1)
Until March 1, 2011, the Company had a partial ownership interest in the Hard Rock and managed the property pursuant to a management agreement that was terminated in connection with the Hard Rock settlement, discussed below. Reflects the period operated in 2011.

Morgans Hotel Group Europe Limited
As of March 31, 2011, the Company owned interests in two hotels in London, England, St Martins Lane, a 204-room hotel, and Sanderson, a 150-room hotel, through a 50/50 joint venture known as Morgans Hotel Group Europe Limited (“Morgans Europe”) with Walton MG London Investors V, L.L.C (“Walton”).
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
Under a management agreement with Morgans Europe, the Company earns management fees and a reimbursement for allocable chain service and technical service expenses. The Company is also entitled to an incentive management fee and a capital incentive fee. The Company did not earn any incentive fees during the three months ended March 31, 2011 and 2010.
On July 15, 2010, the joint venture refinanced in full its then outstanding £99.3 million mortgage debt with a new £100 million loan maturing in July 2015 that is non-recourse to the Company and is secured by Sanderson and St Martins Lane. The joint venture also entered into a swap agreement that effectively fixes the interest rate at 5.22% for the term of the loan, a reduction in interest rate of approximately 105 basis points, as compared to the previous mortgage loan. As of March 31, 2011, Morgans Europe had outstanding mortgage debt of £99.6 million, or approximately $160.4 million at the exchange rate of 1.61 US dollars to GBP at March 31, 2011.
Net income or loss and cash distributions or contributions are allocated to the partners in accordance with ownership interests. The Company accounts for this investment under the equity method of accounting.
Mondrian South Beach
On August 8, 2006, the Company entered into a 50/50 joint venture to renovate and convert an apartment building on Biscayne Bay in South Beach Miami into a condominium hotel, Mondrian South Beach, which opened in December 2008. The Company operates Mondrian South Beach under a long-term management contract.

The joint venture acquired the existing building and land for a gross purchase price of $110.0 million. An initial equity investment of $15.0 million from each of the 50/50 joint venture partners was funded at closing, and subsequently each member also contributed $8.0 million of additional equity. The Company and an affiliate of its joint venture partner provided additional mezzanine financing of approximately $22.5 million in total to the joint venture to fund completion of the construction in 2008. Additionally, the joint venture initially received non-recourse mortgage loan financing of approximately $124.0 million at a rate of LIBOR plus 300 basis points. A portion of this mortgage debt was paid down, prior to the amendments discussed below, with proceeds obtained from condominium sales. In April 2008, the Mondrian South Beach joint venture obtained a mezzanine loan from the mortgage lenders of $28.0 million bearing interest at LIBOR, based on the rate set date, plus 600 basis points. The $28.0 million mezzanine loan provided by the lender and the $22.5 million mezzanine loan provided by the joint venture partners were both amended when the loan matured in April 2010, as discussed below.
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
Morgans Group and affiliates of its joint venture partner have agreed to provide standard non-recourse carve-out guaranties and provide certain limited indemnifications for the Mondrian South Beach mortgage and mezzanine loans. In the event of a default, the lenders’ recourse is generally limited to the mortgaged property or related equity interests, subject to standard non-recourse carve-out guaranties for “bad boy” type acts. Morgans Group and affiliates of its joint venture partner also agreed to guaranty the joint venture’s obligation to reimburse certain expenses incurred by the lenders and indemnify the lenders in the event such lenders incur liability as a result of any third-party actions brought against Mondrian South Beach. Morgans Group and affiliates of its joint venture partner have also guaranteed the joint venture’s liability for the unpaid principal amount of any seller financing note provided for condominium sales if such financing or related mortgage lien is found unenforceable, provided they shall not have any liability if the seller financed unit becomes subject again to the lien of the lender’s mortgage or title to the seller financed unit is otherwise transferred to the lender or if such seller financing note is repurchased by Morgans Group and/or affiliates of its joint venture at the full amount of unpaid principal balance of such seller financing note. In addition, although construction is complete and Mondrian South Beach opened on December 1, 2008, Morgans Group and affiliates of its joint venture partner may have continuing obligations under construction completion guaranties until all outstanding payables due to construction vendors are paid. As of March 31, 2011, there are remaining payables outstanding to vendors of approximately $1.5 million. The Company believes that payment under these guaranties is not probable and the fair value of the guarantee is not material.
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
The Mondrian South Beach joint venture was determined to be a variable interest entity as during the process of refinancing the venture’s mortgage in April 2010, its equity investment at risk was considered insufficient to permit the entity to finance its own activities. Management determined that the Company is not the primary beneficiary of this variable interest entity as the Company does not have a controlling financial interest in the entity. The Company’s maximum exposure to losses as a result of its involvement in the Mondrian South Beach variable interest entity is limited to its current investment, outstanding management fee receivable and advances in the form of mezzanine financing. The Company is not committed to providing financial support to this variable interest entity, other than as contractually required and all future funding is expected to be provided by the joint venture partners in accordance with their respective percentage interests in the form of capital contributions or mezzanine financing, or by third parties.

Hard Rock Hotel & Casino
Formation and Hard Rock Credit Facility
On February 2, 2007, the Company and Morgans Group (together, the “Morgans Parties”), an affiliate of DLJ Merchant Banking Partners (“DLJMB”), and certain other DLJMB affiliates (such affiliates, together with DLJMB, collectively the “DLJMB Parties”) completed the acquisition of the Hard Rock Hotel & Casino (“Hard Rock”). The acquisition was completed through a joint venture entity, Hard Rock Hotel Holdings, LLC, funded one-third, or approximately $57.5 million, by the Morgans Parties, and two-thirds, or approximately $115.0 million, by the DLJMB Parties. In connection with the joint venture’s acquisition of the Hard Rock, certain subsidiaries of the joint venture entered into a debt financing comprised of a senior mortgage loan and three mezzanine loans, which provided for a $760.0 million acquisition loan that was used to fund the acquisition, of which $110.0 million was subsequently repaid according to the terms of the loan, and a construction loan of up to $620.0 million, which was fully drawn for the expansion project at the Hard Rock. Morgans Group provided a standard non-recourse, carve-out guaranty for each of the mortgage and mezzanine loans. On December 24, 2009, the mortgage and mezzanine loans were amended so that the maturity dates were extendable from February 2011 to February 2014, subject to certain conditions.
Since the formation of Hard Rock Hotel Holdings, LLC, additional disproportionate cash contributions had been made by the DLJMB Parties. Prior to the Hard Rock settlement, discussed below, the DLJMB Parties had contributed an aggregate of $424.8 million in cash and the Morgans Parties had contributed an aggregate of $75.8 million in cash. In 2009, the Company wrote down the Company’s investment in Hard Rock to zero.
Hard Rock Settlement Agreement
On January 28, 2011, subsidiaries of Hard Rock Hotel Holdings, LLC received a notice of acceleration from the NRFC HRH Holdings, LLC (the “Second Mezzanine Lender”) pursuant to the First Amended and Restated Second Mezzanine Loan Agreement, dated as of December 24, 2009 (the “Second Mezzanine Loan Agreement”), between such subsidiaries and the Second Mezzanine Lender, declaring all unpaid principal and accrued interest under the Second Mezzanine Loan Agreement immediately due and payable. The amount due and payable under the Second Mezzanine Loan Agreement as of January 20, 2011 was approximately $96 million. The Second Mezzanine Lender also notified the such subsidiaries that it intended to auction to the public the collateral pledged in connection with the Second Mezzanine Loan Agreement, including all membership interests in certain subsidiaries of Hard Rock Hotel Holding, LLC that indirectly owned the Hard Rock and other related assets.
Subsidiaries of Hard Rock Hotel Holdings, LLC, Vegas HR Private Limited (the “ Mortgage Lender”), Brookfield Financial, LLC-Series B (the “First Mezzanine Lender), the Second Mezzanine Lender, Morgans Group, certain affiliates of DLJMB, and certain other related parties entered into a Standstill and Forbearance Agreement, dated as of February 6, 2011. Pursuant to the Standstill and Forbearance Agreement, among other things, until February 28, 2011, the Mortgage Lender, First Mezzanine Lender and the Second Mezzanine Lender agreed not to take any action or assert any right or remedy arising with respect to any of the applicable loan documents or the collateral pledged under such loan documents, including remedies with respect to the Company’s Hard Rock management agreement. In addition, pursuant to the Standstill and Forbearance Agreement, the Second Mezzanine Lender agreed to withdraw its foreclosure notice, and the parties agreed to jointly request a stay of all action on the pending motions that had been filed by various parties to enjoin such foreclosure proceedings.

On March 1, 2011, Hard Rock Hotel Holdings, LLC, the Mortgage Lender, the First Mezzanine Lender, the Second Mezzanine Lender, the Morgans Parties and certain affiliates of DLJMB, as well as Hard Rock Mezz Holdings LLC (the “Third Mezzanine Lender”) and other interested parties entered into a comprehensive settlement to resolve the disputes among them and all matters relating to the Hard Rock and related loans and guaranties. The settlement provided, among other things, for the following:
•
release of the non-recourse carve-out guaranties provided by the Company with respect to the loans made by the Mortgage Lender, the First Mezzanine Lender, the Second Mezzanine Lender and the Third Mezzanine Lender to the direct and indirect owners of the Hard Rock;

•	termination of the management agreement pursuant to which the Company’s subsidiary managed the Hard Rock;

•	the transfer by Hard Rock Hotel Holdings, LLC to an affiliate of the First Mezzanine Lender of 100% of the indirect equity interests in the Hard Rock; and

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
Based on the decline in market conditions following the inception of the joint venture and more recently, the need for additional funding to complete the hotel, the Company wrote down its investment in Mondrian SoHo to zero in June 2010 and recorded an impairment charge through equity in loss of unconsolidated joint ventures.
On July 31, 2010, the lender amended the debt financing on the property to provide for, among other things, extensions of the maturity date of the mortgage loan secured by the hotel to November 2011 with extension options through 2015, subject to certain conditions including a minimum debt service coverage test. In addition to new funds being provided by the lender, Cape Advisors Inc. made cash and other contributions to the joint venture, and the Company agreed to provide up to $3.2 million of additional funds to complete the project. The Company’s contribution will be treated as a loan with priority over the equity. The Company has contributed the full amount of this priority loan, as well as additional funds, all of which were considered impaired and recorded as impairment charges through equity in loss of unconsolidated joint ventures during the period funds were contributed. As of March 31, 2011, the Company’s investment balance in the joint venture was zero.
Certain affiliates of the Company’s joint venture partner have agreed to provide a standard non-recourse carve-out guaranty for “bad boy” type acts and a completion guaranty to the lenders for the Mondrian SoHo loan, for which Morgans Group has agreed to indemnify the joint venture partner and its affiliates up to 20% of such entities’ guaranty obligations, provided that each party is fully responsible for any losses incurred as a result of its own gross negligence or willful misconduct.
The Mondrian SoHo opened in February 2011 and has 270 guest rooms, a restaurant, bar and other facilities. The Company has a 10-year management contract with two 10-year extension options to operate the hotel.
As of December 31, 2010, the Mondrian SoHo joint venture was determined to be a variable interest entity, but the Company was not its primary beneficiary and, therefore, consolidations of this joint venture is not required. In February 2011, when Mondrian SoHo opened, the Company determined that the joint venture was an operating business. The Company continues to account for its investment in Mondrian SoHo using the equity method of accounting.

Ames
On June 17, 2008, the Company, Normandy Real Estate Partners, and Ames Hotel Partners entered into a joint venture agreement as part of the development of the Ames hotel in Boston. Ames opened on November 19, 2009 and has 114 guest rooms, a restaurant, bar and other facilities. The Company manages Ames under a 15-year management contract.
The Company has contributed approximately $11.5 million in equity through March 31, 2011 for an approximately 31% interest in the joint venture. The joint venture obtained a loan for $46.5 million secured by the hotel, which amount was outstanding as of March 31, 2011. The project also qualified for federal and state historic rehabilitation tax credits which were sold for approximately $16.9 million.
In October 2010, the mortgage loan secured by Ames matured, and the joint venture did not satisfy the conditions necessary to exercise the first of two remaining one-year extension options available under the loan, which included funding a debt service reserve account, among other things. As a result, the mortgage lender for Ames served the joint venture with a notice of default and acceleration of debt. In February 2011, the joint venture reached an agreement with the lender whereby the lender waived the default, reinstated the loan and extended the loan maturity date until October 9, 2011 with a one-year extension option, subject to certain conditions. In connection with the amendment, the joint venture was required to deposit $1.0 million into a debt service account.
Shore Club
The Company operates Shore Club under a management contract and owned a minority ownership interest of approximately 7% at March 31, 2011. On September 15, 2009, the joint venture that owns Shore Club received a notice of default on behalf of the special servicer for the lender on the joint venture’s mortgage loan for failure to make its September monthly payment and for failure to maintain its debt service coverage ratio, as required by the loan documents. On October 7, 2009, the joint venture received a second letter on behalf of the special servicer for the lender accelerating the payment of all outstanding principal, accrued interest, and all other amounts due on the mortgage loan. The lender also demanded that the joint venture transfer all rents and revenues directly to the lender to satisfy the joint venture’s debt. In March 2010, the lender for the Shore Club mortgage initiated foreclosure proceedings against the property in U.S. federal district court. In October 2010, the federal court dismissed the case for lack of jurisdiction. In November 2010, the lender initiated foreclosure proceedings in state court. The Company continues to operate the hotel pursuant to the management agreement during these proceedings. However, there can be no assurances the Company will continue to operate the hotel once foreclosure proceedings are complete.
5. Other Liabilities
As of March 31, 2011 and December 31, 2010, the balance of other liabilities consisted of $13.9 million, which is related to a fee payable to a designer. The Former Parent had an exclusive service agreement with a hotel designer, pursuant to which the designer has initiated various claims related to the agreement. Although the Company is not a party to the agreement, it may have certain contractual obligations or liabilities to the Former Parent in connection with the agreement. According to the agreement, the designer was owed a base fee for each designed hotel, plus 1% of Gross Revenues, as defined in the agreement, for a 10-year period from the opening of each hotel. In addition, the agreement also called for the designer to design a minimum number of projects for which the designer would be paid a minimum fee. A liability amount has been estimated and recorded in these consolidated financial statements before considering any defenses and/or counter-claims that may be available to the Company or the Former Parent in connection with any claim brought by the designer. The Company believes the probability of losses associated with this claim in excess of the liability that is accrued of $13.9 million is remote and cannot reasonably estimate of range of such additional losses, if any, at this time. The estimated costs of the design services were capitalized as a component of the applicable hotel and amortized over the five-year estimated life of the related design elements.

6. Debt and Capital Lease Obligations
Debt and capital lease obligations consists of the following (in thousands):

	As of	As of	Interest rate at
	March 31,	December 31,	March 31,
Description	2011	2010	2011
Notes secured by Hudson (a)	$201,162	$201,162	1.29% (LIBOR + 1.03%)
Notes secured by Hudson (a)	26,500	26,500	3.24% (LIBOR + 2.98%)
Clift debt (b)	85,506	85,033	9.60%
Liability to subsidiary trust (c)	50,100	50,100	8.68%
Revolving credit (d)	37,658	26,008	(d )
Convertible Notes, face value of $172.5 million (e)	164,437	163,869	2.38%
Capital lease obligations (f)	6,107	6,107	(f )

Debt and capital lease obligation	$571,471	$558,779

Mortgage debt secured by assets held for sale — Mondrian Los Angeles (a)	103,496	103,496	1.90% (LIBOR + 1.64%)
Notes secured by property held for non-sale disposition (g)	$—	$10,500	11.00%
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
Until amended as described below, the Hudson Holdings Mortgage bore interest at 30-day LIBOR plus 0.97% and the Mondrian Holdings Mortgage bore interest at 30-day LIBOR plus 1.23%. The Hudson mezzanine loan bears interest at 30-day LIBOR plus 2.98%. The Company had entered into interest rate swaps on the Mortgages and the mezzanine loan on Hudson which effectively fixed the 30-day LIBOR rate at approximately 5.0%. These interest rate swaps expired on July 15, 2010. The Company subsequently entered into short-term interest rate caps on the Mortgages that expired on September 12, 2010.
On October 1, 2010, Hudson Holdings and Mondrian Holdings each entered into a modification agreement of its respective Mortgage, together with promissory notes and other related security agreements, with Bank of America, N.A., as trustee, for the lenders. These modification agreements and related agreements amended and extended the Mortgages (collectively, the “Amended Mortgages”) until October 15, 2011. In connection with the Amended Mortgages, on October 1, 2010, Hudson Holdings and Mondrian Holdings paid down a total of $15.8 million and $17 million, respectively, on their outstanding mortgage loan balances. As of March 31, 2011, there is $331.1 million outstanding under the Amended Mortgages.
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

The Amended Mortgages require the Company’s subsidiary borrowers (entities owning Hudson and Mondrian Los Angeles) to fund reserve accounts to cover monthly debt service payments. Those subsidiary borrowers are also required to fund reserves for property, sales and occupancy taxes, insurance premiums, capital expenditures and the operation and maintenance of those hotels. Reserves are deposited into restricted cash accounts and are released as certain conditions are met. Starting in 2009, the Mortgages had fallen below the required debt service coverage and as such, all excess cash, once all other reserve accounts were completed, were funded into curtailment reserve accounts. At September 30, 2010, the balance in the curtailment reserve accounts was $20.3 million, of which $16.5 million was used in October 2010 to reduce the amount of mortgage debt outstanding under the Amended Mortgages, as discussed above. Under the Amended Mortgages, all excess cash will continue to be funded into curtailment reserve accounts regardless of the debt service coverage ratio. The subsidiary borrowers are not permitted to have any liabilities other than certain ordinary trade payables, purchase money indebtedness, capital lease obligations and certain other liabilities.
The Amended Mortgages prohibit the incurrence of additional debt on Hudson and Mondrian Los Angeles. Furthermore, the subsidiary borrowers are not permitted to incur additional mortgage debt or partnership interest debt. In addition, the Amended Mortgages do not permit (1) transfers of more than 49% of the interests in the subsidiary borrowers, Morgans Group or the Company or (2) a change in control of the subsidiary borrowers or in respect of Morgans Group or the Company itself without, in each case, complying with various conditions or obtaining the prior written consent of the lender.
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
As discussed further in note 12, on May 3, 2011, the Company completed the sale of Mondrian Los Angeles for $137.0 million to Wolverines Owner LLC, an affiliate of Pebblebrook Hotel Trust (“Pebblebrook”), pursuant to a purchase and sale agreement entered into on April 22, 2011. The Company applied a portion of the proceeds from the sale, along with approximately $9.2 million of cash in escrow, to retire the $103.5 million Mondrian Holdings Amended Mortgage.
After the repayment of the Mondrian Holdings Amended Mortgage, the Company is pursuing a number of options to finance the Hudson Holdings Amended Mortgage and Hudson mezzanine loan maturities, including using a portion of the proceeds from other asset sales such as Royalton and Morgans, discussed in note 12, debt financing, and other sources. The Company believes the combination of rising hotel cash flows and improving capital markets should provide sufficient capital to refinance the debt and provide capital for growth.
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

The Amended Revolving Credit Facility provides for a maximum aggregate amount of the commitments of $125.0 million, divided into two tranches: (i) a revolving credit facility in an amount equal to $90.0 million (the “New York Tranche”), which is secured by a mortgage on Morgans and Royalton (the “New York Properties”) and a mortgage on Delano South Beach (the “Florida Property”); and (ii) a revolving credit facility in an amount equal to $35.0 million (the “Florida Tranche”), which is secured by the mortgage on the Florida Property (but not the New York Properties). The Amended Revolving Credit Facility also provides for a letter of credit facility in the amount of $25.0 million, which is secured by the mortgages on the New York Properties and the Florida Property. At any given time, the amount available for borrowings under the Amended Revolving Credit Facility is contingent upon the borrowing base valuation, which is calculated as the lesser of (i) 60% of appraised value and (ii) the implied debt service coverage value of certain collateral properties securing the Amended Revolving Credit Facility; provided that the portion of the borrowing base attributable to the New York Properties will never be less than 35% of the appraised value of the New York Properties. Following appraisals in March 2010, total availability under the Amended Revolving Credit Facility as of March 31, 2011 was $116.4 million, of which the outstanding principal balance was $37.7 million, and approximately $1.2 million of letters of credit were posted. Of the $37.7 million outstanding, $33.7 million was allocated to the Florida Tranche and $4.0 million was allocated to the New York Tranche.
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
In addition, the Amended Revolving Credit Facility includes the following, among other, provisions:
•
requirement that the Company maintain a fixed charge coverage ratio (defined generally as the ratio of consolidated EBITDA excluding Mondrian Scottsdale’s EBITDA for the periods ending June 30, 2009 and September 30, 2009 and Clift’s EBITDA for all periods to consolidated interest expense excluding Mondrian Scottsdale’s interest expense for the periods ending June 30, 2009 and September 30, 2009 and Clift’s interest expense for all periods) for each four-quarter period of no less than 0.90 to 1.00. As of March 31, 2011, the Company’s fixed charge coverage ratio under the Amended Revolving Credit Facility was 1.81x;

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
On January 1, 2009, the Company adopted ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”), which clarifies the accounting for convertible notes payable. ASC 470-20 requires the proceeds from the issuance of convertible notes to be allocated between a debt component and an equity component. The debt component is measured based on the fair value of similar debt without an equity conversion feature, and the equity component is determined as the residual of the fair value of the debt deducted from the original proceeds received. The resulting discount on the debt component is amortized over the period the debt is expected to be outstanding as additional interest expense. ASC 470-20 required retroactive application to all periods presented. The equity component, recorded as additional paid-in capital, was determined to be $9.0 million, which represents the difference between the proceeds from issuance of the Convertible Notes and the fair value of the liability, net of deferred taxes of $6.4 million as of the date of issuance of the Convertible Notes.
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

The second lease requires the Company to make annual payments, currently $328,128 (subject to increases due to increases in the Consumer Price Index) through December 2098. The Company has allocated both of the leases’ payments between the land and building based on their estimated fair values. The portion of the payments allocated to building has been capitalized at the present value of the future minimum lease payments. The portion of the payments allocable to land is treated as operating lease payments. The imputed interest rate on both of these leases is 8%, which is based on the Company’s incremental borrowing rate at the time the lease agreement was executed. The capital lease obligations related to the units amounted to approximately $6.1 million as of March 31, 2011 and December 31, 2010. Substantially all of the principal payments on the capital lease obligations are due at the end of the lease agreements.
The Company has also entered into capital lease obligations related to equipment at certain of the hotels.
(g) Notes secured by property held for non sale disposition
An indirect subsidiary of the Company had issued a $10.0 million interest only non-recourse promissory note to the seller of the property across from the Delano South Beach which was due on January 24, 2011 and secured by the property. Additionally, a separate indirect subsidiary of the Company had issued a $0.5 million interest only non-recourse promissory note to an affiliate of the seller which was also due on January 24, 2011 and secured with a pledge of the equity interests in the Company’s subsidiary that owned the property. In January 2011, the Company’s indirect subsidiary transferred its interests in the property across the street from Delano in South Beach to SU Gale Properties, LLC (the “Gale Transaction”). As a result of the Gale Transaction, the Company was released from the $10.5 million of non-recourse mortgage and mezzanine indebtedness.
7. Omnibus Stock Incentive Plan
On February 9, 2006, the Board of Directors of the Company adopted the Morgans Hotel Group Co. 2006 Omnibus Stock Incentive Plan (the “2006 Stock Incentive Plan”). An aggregate of 3,500,000 shares of common stock of the Company were reserved and authorized for issuance under the 2006 Stock Incentive Plan, subject to equitable adjustment upon the occurrence of certain corporate events. On April 23, 2007, the Board of Directors of the Company adopted, and at the annual meeting of stockholders on May 22, 2007, the stockholders approved, the Company’s 2007 Omnibus Incentive Plan (the “2007 Incentive Plan”), which amended and restated the 2006 Stock Incentive Plan and increased the number of shares reserved for issuance under the plan by up to 3,250,000 shares to a total of 6,750,000 shares. On April 10, 2008, the Board of Directors of the Company adopted, and at the annual meeting of stockholders on May 20, 2008, the stockholders approved, an Amended and Restated 2007 Omnibus Incentive Plan (the “Restated 2007 Incentive Plan”) which, among other things, increased the number of shares reserved for issuance under the plan by up to 1,860,000 shares to a total of 8,610,000 shares. On November 30, 2009, the Board of Directors of the Company adopted, and at a special meeting of stockholders of the Company held on January 28, 2010, the Company’s stockholders approved, an amendment to the Restated 2007 Incentive Plan (the “Amended 2007 Incentive Plan”) to increase the number of shares reserved for issuance under the plan by 3,000,000 shares to 11,610,000 shares.
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
In connection with the Company’s senior management changes announced in March 2011, the Compensation Committee of the Board of Directors of the Company issued an aggregate of 200,000 LTIP units to the Company’s newly appointed Chief Executive Officer and Executive Chairman under the Amended 2007 Incentive Plan on March 20, 2011. The 125,000 LTIP units granted to the newly appointed Chief Executive Officer vest one-third of the amount granted on each of the first three anniversaries of the grant date so long as the recipient continues to be an eligible participant. The 75,000 LTIP units granted to the newly appointed Executive Chairman vest pro rata on a monthly basis over the 12 months beginning on the first monthly anniversary of the date of grant, so long as the recipient continues to be an eligible participant. The estimated fair value of each LTIP unit granted was $8.87 at the grant date.

Also in connection with the Company’s senior management changes announced in March 2011, the Compensation Committee of the Board of Directors of the Company issued an aggregate of 900,000 stock options to the Company’s newly appointed Chief Executive Officer and Executive Chairman under the Amended 2007 Incentive Plan on March 20, 2011. The stock options vest one-third of the amount granted on each of the first three anniversaries of the grant date so long as the recipients continue to be eligible participants and expire 10 years after the grant date. The fair value for each such option granted was estimated at the date of grant using the Black-Scholes option-pricing model, an allowable valuation method under ASC 718-10 with the following assumptions: risk-free interest rate of approximately 2.3%, expected option lives of 5.85 years, 50% volatility, no dividend rate and an approximately 10% forfeiture rate. The fair value of each such option was $4.36 at the date of grant.
Additionally, on March 23, 2011, the Compensation Committee of the Board of Directors of the Company issued an aggregate of 200,000 stock options to the Company’s newly appointed Chief Development Officer under the Amended 2007 Incentive Plan. The stock options vest one-third of the amount granted on each of the first three anniversaries of the grant date so long as the recipient continues to be an eligible participant and expire 10 years after the grant date. The fair value for each such option granted was estimated at the date of grant using the Black-Scholes option-pricing model, an allowable valuation method under ASC 718-10 with the following assumptions: risk-free interest rate of approximately 2.4%, expected option lives of 5.85 years, 50% volatility, no dividend rate and an approximately 10% forfeiture rate. The fair value of each such option was $4.75 at the date of grant.
On April 4, 2011, the Compensation Committee of the Board of Directors of the Company issued an aggregate of 200,000 stock options to the Company’s newly appointed Chief Operations Officer under the Amended 2007 Incentive Plan. The stock options vest one-third of the amount granted on each of the first three anniversaries of the grant date so long as the recipient continues to be an eligible participant and expire 10 years after the grant date. The fair value for each such option granted was estimated at the date of grant using the Black-Scholes option-pricing model, an allowable valuation method under ASC 718-10 with the following assumptions: risk-free interest rate of approximately 2.5%, expected option lives of 5.85 years, 50% volatility, no dividend rate and an approximately 10% forfeiture rate. The fair value of each such option was $4.79 at the date of grant.
In March 2011, the Company also announced changes to its Board of Directors, including the addition of two new directors. As a result, on April 7, 2011 the Company issued an aggregate of 11,000 RSUs to the two newly appointed non-employee directors under the Amended 2007 Incentive Plan, which vested immediately upon grant. The fair value of each such RSU was $9.09 at the grant date.
Pursuant to the separation agreement with the Company’s former president (the “Former President”), the Former President retained his vested and unvested RSUs, LTIP units and stock options. To the extent that these awards were not yet vested, they were fully vested on March 27, 2011. Pursuant to the expiration of the employment agreement with the Company’s former CEO (the “Former CEO”), the Former CEO retained his vested and unvested RSUs, LTIP units and stock options. To the extent that these awards were not yet vested, they were fully vested on March 20, 2011. The accelerated expense for these vested awards was recognized during the three months ended March 31, 2011.
A summary of stock-based incentive awards as of March 31, 2011 is as follows (in units, or shares, as applicable):

	Restricted Stock
	Units	LTIP Units	Stock Options
Outstanding as of January 1, 2011	805,334	2,271,437	1,506,337
Granted during 2011	65,250	200,000	1,100,000
Distributed/exercised during 2011	(37,182)	—	—
Forfeited during 2011	(28,420)	—	—

Outstanding as of March 31, 2011	804,982	2,471,437	1,514,872

Vested as of March 31, 2011	166,806	2,184,993	1,267,108

As of March 31, 2011 and December 31, 2010, there were approximately $9.6 million and $6.8 million, respectively, of total unrecognized compensation costs related to unvested share awards. As of March 31, 2011, the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 1.5 years.
Total stock compensation expense, which is included in corporate expenses on the accompanying consolidated statements of operations, was $4.0 million and $3.8 million for the three months ended March 31, 2011 and 2010, respectively.
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
The Series A Preferred Securities have an 8% dividend rate for the first five years, a 10% dividend rate for years six and seven, and a 20% dividend rate thereafter. The Company has the option to accrue any and all dividend payments, and as of March 31, 2011, the Company had undeclared and unpaid dividends of $8.8 million. The Company has the option to redeem any or all of the Series A Preferred Securities at par at any time. The Series A Preferred Securities have limited voting rights and only vote on the authorization to issue senior preferred, amendments to their certificate of designations, amendments to the Company’s charter that adversely affect the Series A Preferred Securities and certain change in control transactions.
As discussed in note 2, the warrants to purchase 12,500,000 shares of the Company’s common stock at an exercise price of $6.00 per share have a 7-1/2 year term and are exercisable utilizing a cashless exercise method only, resulting in a net share issuance. Until October 15, 2010, the Investors had certain rights to purchase their pro rata share of any equity or debt securities offered or sold by the Company. In addition, the $6.00 exercise price of the warrants was subject to certain reductions if, any time prior to October 15, 2010, the Company issued shares of common stock below $6.00 per share. Per ASC 815-40-15, as the strike price was adjustable until the first anniversary of issuance, the warrants were not considered indexed to the Company’s stock until that date. Therefore, through October 15, 2010, the Company accounted for the warrants as liabilities at fair value. On October 15, 2010, the Investors rights under this warrant exercise price adjustment expired, at which time the warrants met the scope exception in ASC 815-10-15 and are accounted for as equity instruments indexed to the Company’s stock. At October 15, 2010, the warrants were reclassified to equity and will no longer be adjusted periodically to fair value.
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
The initial carrying value of the Series A Preferred Securities was recorded at its net present value less costs to issue on the date of issuance. The carrying value will be periodically adjusted for accretion of the discount. As of March 31, 2011, the value of the Series A Preferred Securities was $51.8 million, which includes accretion of $3.7 million.
The Company calculated the estimated fair value of the warrants using the Black-Scholes valuation model, as discussed in note 2.
The Company and Yucaipa American Alliance Fund II, LLC, an affiliate of the Investors (the “Fund Manager”), also entered into a Real Estate Fund Formation Agreement (the “Fund Formation Agreement”) on October 15, 2009 pursuant to which the Company and the Fund Manager agreed to use their good faith efforts to endeavor to raise a private investment fund (the “Fund”). The purpose of the Fund will be to invest in hotel real estate projects located in North America. The Company will be offered the opportunity to manage the hotels owned by the Fund under long-term management agreements. In connection with the Fund Formation Agreement, the Company issued to the Fund Manager 5,000,000 contingent warrants to purchase the Company’s common stock at an exercise price of $6.00 per share with a 7-1/2 year term. These contingent warrants will only become exercisable if the Fund obtains capital commitments in certain amounts over certain time periods and also meets certain further capital commitment and investment thresholds. The exercise price and number of shares subject to these contingent warrants are both subject to anti-dilution adjustments.
The Fund Formation Agreement terminated by its terms on January 30, 2011 due to the failure to close a fund with $100 million of aggregate capital commitments by that date. The 5,000,000 contingent warrants issued to the Fund Manager will be forfeited in their entirety on October 15, 2011 if a fund with $250 million has not closed by that date. As of March 31, 2011, no contingent warrants have been issued or exercised and no value has been assigned to the warrants, as the Company cannot determine the probability that the Fund will be raised. In the event the Fund is raised and contingent warrants are issued, the Company will determine the value of the contingent warrants in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. The Company cannot provide any assurances that the Fund will be raised.
For so long as the Investors collectively own or have the right to purchase through exercise of the warrants 875,000 shares of the Company’s common stock, the Company has agreed to use its reasonable best efforts to cause its Board of Directors to nominate and recommend to the Company’s stockholders the election of a person nominated by the Investors as a director of the Company and to use its reasonable best efforts to ensure that the Investors’ nominee is elected to the Company’s Board of Directors at each such meeting. If that nominee is not elected by the Company’s stockholders, the Investors have certain observer rights and, in certain circumstances, the dividend rate on the Series A Preferred Securities increases by 4% during any time that an Investors’ nominee is not a member of the Company’s Board of Directors. Effective October 15, 2009, the Investors nominated and the Company’s Board of Directors elected Michael Gross as a member of the Company’s Board of Directors. Effective March 20, 2011 when Mr. Gross was appointed Chief Executive Officer of the Company, the Investors’ nominated, and the Company’s Board of Directors elected, Ron Burkle as a member of the Company’s Board of Directors.
On April 21, 2010, the Company entered into a Waiver Agreement (the “Waiver Agreement”) with the Investors. The Waiver Agreement allowed the purchase by the Investors of up to $88 million in aggregate principal amount of the Convertible Notes within six months of April 21, 2010 and subject to the limitations and conditions set forth therein. From April 21, 2010 to July 21, 2010, the Investors purchased $88 million of the Convertible Notes. Pursuant to the Waiver Agreement, in the event an Investor proposes to sell the Convertible Notes at a time when the market price of a share of the Company’s common stock exceeds the then effective conversion price of the Convertible Notes, the Company is granted certain rights of first refusal for the purchase of the same from the Investors. In the event an Investor proposes to sell the Convertible Notes at a time when the market price of a share of the Company’s common stock is equal to or less than the then effective conversion price of the Convertible Notes, the Company is granted certain rights of first offer to purchase the same from the Investors.

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
The Company has reclassified the individual assets and liabilities to the appropriate discontinued operations line items on its December 31, 2010 balance sheet. Additionally, the Company reclassified the hotels results of operations and cash flows to discontinued operations on the Company’s statements of operations and cash flows.
Additionally, in January 2011, an indirect subsidiary of the Company transferred its interests in the property across the street from Delano South Beach to SU Gale Properties, LLC. As a result of this transaction, the Company was released from $10.5 million of non-recourse mortgage and mezzanine indebtedness previously consolidated on the Company’s balance sheet. The property across the street from Delano South Beach was a development property.
The following sets forth the discontinued operations of Mondrian Scottsdale and the property across the street from Delano South Beach for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2011	2010
Operating revenues	$—	$1,594
Operating expenses	(27)	(1,770)
Interest expense	—	(433)
Depreciation and amortization expense	—	(268)
Income tax (expense) benefit	(326)	126
Gain on disposal	843	17,953

Income from discontinued operations	$490	$17,202

10. Related Party Transactions
The Company earned management fees, chain services fees and fees for certain technical services and has receivables from hotels it owns through investments in unconsolidated joint ventures. These fees totaled approximately $3.3 million and $4.4 million for the three months ended March 31, 2011 and 2010, respectively.
As of March 31, 2011 and December 31, 2010, the Company had receivables from these affiliates of approximately $3.8 million and $3.8 million, respectively, which are included in receivables from related parties on the accompanying consolidated balance sheets.
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
The Company believes that a foreclosure based on a payment default does not create one of the limited circumstances under which Morgans Group LLC would have recourse liability under the guaranty. On May 27, 2010, the Company answered Petra’s complaint, denying any obligation to make payment under the guaranty. It also requested relevant documents from Petra. On July 9, 2010, Petra moved for summary judgment on the ground that the loan documents unambiguously establish Morgans Group’s obligation under the guaranty. Petra also moved to stay discovery pending resolution of its motion. The Company opposed Petra’s motion for summary judgment, and similarly moved for summary judgment in favor of the Company on grounds that the guaranty was not triggered by a foreclosure resulting from a payment default. On December 20, 2010, the court granted the Company’s motion for summary judgment dismissing the complaint, and denied the plaintiff’s motion for summary judgment. The action has accordingly been dismissed. Petra has appealed the decision, and the appeal was heard on April 28, 2011. The Company will continue to defend this lawsuit vigorously. The Company believes the probability of losses associated with this litigation is remote and cannot reasonably estimate a range of such losses, if any, at this time.
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
12. Assets Held for Sale
On April 2, 2011, Royalton LLC, a subsidiary of the Company, entered into a purchase and sale agreement to sell Royalton for $88.2 million to Royalton 44 Hotel, L.L.C., an affiliate of FelCor Lodging Trust, Incorporated, and Morgans Holdings LLC, a subsidiary of the Company, entered into a purchase and sale agreement to sell Morgans for $51.8 million to Madison 237 Hotel, L.L.C., an affiliate of FelCor Lodging Trust, Incorporated. The parties have agreed that the Company will continue to operate the hotels under a 15-year management agreement with one 10-year extension option. The transaction is expected to close in the second quarter of 2011 and is subject to satisfaction of customary closing conditions.
On April 22, 2011, Mondrian Holdings entered into a purchase and sale agreement to sell Mondrian Los Angeles for $137.0 million to Pebblebrook. The parties have agreed that the Company will continue to operate the hotel under a 20-year management agreement with one 10-year extension option. The transaction closed on May 3, 2011 and the Company applied a portion of the proceeds from the sale, along with approximately $9.2 million of cash in escrow, to retire the $103.5 million Mondrian Holdings Amended Mortgage. Net proceeds, after the repayment of debt and closing costs, are approximately $40 million.
The Company has reclassified the individual assets and liabilities of Royalton, Morgans and Mondrian Los Angeles to the appropriate assets and liabilities of assets held for sale on its March 31, 2011 and December 31, 2010 balance sheets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2011. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those set forth under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
Overview
We are a fully integrated hospitality company that operates, owns, acquires, develops and redevelops boutique hotels primarily in gateway cities and select resort markets in the United States, Europe and other international locations. Over our 27-year history, we have gained experience operating in a variety of market conditions.
The historical financial data presented herein is the historical financial data for:
•
our wholly-owned hotels, or Owned Hotels, consisting, as of March 31, 2011, of Morgans, Royalton and Hudson in New York, Delano South Beach in Miami Beach, Mondrian Los Angeles in Los Angeles, and Clift in San Francisco;

•
our hotels in which we own partial interests, or Joint Venture Hotels, consisting, as of March 31, 2011, of our London hotels (Sanderson and St Martins Lane), Mondrian South Beach and Shore Club in Miami Beach, Ames in Boston, Mondrian SoHo in New York and the San Juan Water and Beach Club in Isla Verde, Puerto Rico;

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

In April 2011, we entered into definitive agreements to sell Royalton, Morgans and Mondrian Los Angeles. We will continue to operate these hotels under long-term management agreements. The sale of Mondrian Los Angeles was completed on May 3, 2011 and the sale of Royalton and Morgans is expected to close in the second quarter of 2011, subject to satisfaction of customary closing conditions.
As of March 31, 2011, we consolidate the results of operations, including food and beverage operations, for all of our Owned Hotels. Certain food and beverage operations at three of our Owned Hotels, are operated under 50/50 joint ventures with restaurateur Jeffrey Chodorow. We consolidate the food and beverage joint ventures as we believe that we are the primary beneficiary of these entities. Our partner’s share of the results of operations of these food and beverage joint ventures are recorded as noncontrolling interests in the accompanying consolidated financial statements.
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

As of March 31, 2011, we operated the following Joint Venture Hotels under management agreements which expire as follows:
•	Sanderson — June 2018 (with one 10-year extension at our option);

•	St Martins Lane — June 2018 (with one 10-year extension at our option);

•	Shore Club — July 2022;

•	Mondrian South Beach — August 2026;

•	Ames — November 2024;

•	Mondrian SoHo — February 2021 (with two 10-year extensions at our option, subject to certain conditions); and

•	San Juan Water and Beach Club — October 2019 (subject to certain conditions).
In addition to the Joint Venture Hotels, we also manage Hotel Las Palapas in Playa del Carmen, Mexico under a management agreement which expires in December 2014, with one five-year extension, which is automatic so long as we are not in default under the management agreement. We do not have an ownership interest in Hotel Las Palapas.
In February 2011, we opened Mondrian SoHo which we manage under a 10-year management agreement with two 10-year extension options. We have signed management agreements to manage various other hotels that are in development, including a Mondrian Palm Springs project, a Delano project in Cabo San Lucas, Mexico, a Delano project on the Aegean Sea in Turkey, a hotel project in the Highline area in New York City and a Mondrian project in Doha, Qatar, but we are unsure of the future of the development of some of these hotels as financing has not yet been obtained.
These management agreements may be subject to early termination in specified circumstances. Several of our hotels are also subject to substantial mortgage and mezzanine debt, and in some instances our management fee is subordinated to the debt, and our management agreements may be terminated by the lenders on foreclosure or certain other related events.
In March 2010, the lender for the Shore Club mortgage initiated foreclosure proceedings against the property in U.S. federal district court. In October 2010, the federal court dismissed the case for lack of jurisdiction. In November 2010, the lender initiated foreclosure proceedings in state court. We continue to operate the hotel pursuant to the management agreement during these proceedings. However, there can be no assurances we will continue to operate the hotel once foreclosure proceedings are complete.
Until March 1, 2011, we managed and had a partial ownership interest in the Hard Rock Hotel & Casino in Las Vegas (the “Hard Rock”) pursuant to a management agreement that was terminated in connection with the Hard Rock settlement, discussed below in “—Recent Developments.”
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

•
Restructuring, development and disposal costs include costs incurred related to losses on asset disposals as part of major renovation projects, the write-off of abandoned development projects resulting primarily from events generally outside management’s control such as the recent tightness of the credit markets, our restructuring initiatives and severance costs related to our restructuring initiatives. These items do not relate to the ongoing operating performance of our assets.

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

•
Other non-operating (income) expenses include costs associated with executive terminations not related to restructuring initiatives, costs of financings, litigation and settlement costs and other items that relate to the financing and investing activities associated with our assets and not to the ongoing operating performance of our assets, both consolidated and unconsolidated, as well as the change in fair market value of our warrants issued in connection with the Yucaipa transaction.

•
Income tax expense (benefit). All of our foreign subsidiaries are subject to local jurisdiction corporate income taxes. Income tax expense is reported at the applicable rate for the periods presented. We are subject to Federal and state income taxes. Income taxes for the quarters ended March 31, 2011 and 2010 were computed using our calculated effective tax rate. We also recorded net deferred taxes related to cumulative differences in the basis recorded for certain assets and liabilities. We established a reserve on the deferred tax assets based on the ability to utilize net operating losses going forward.

•
Noncontrolling interest. Noncontrolling interest constitutes our third-party food and beverage joint venture partner’s interest in the profits and losses of the restaurant ventures at certain of our hotels as well as the percentage of membership units in Morgans Group, our operating company, owned by Residual Hotel Interest LLC, our former parent, as discussed in note 1 of our consolidated financial statements.

•
Income (loss) from discontinued operations, net of tax. In March 2010, the mortgage lender foreclosed on Mondrian Scottsdale and we were terminated as the property’s manager. As such, we have recorded the income or loss earned from Mondrian Scottsdale in the income (loss) from discontinued operations, net of tax, on the accompanying consolidated financial statements. In January 2011, we recognized income from the transfer of the property across the street from Delano South Beach.

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
Recent Trends and Developments
Recent Trends. Starting in the fourth quarter of 2008 and continuing throughout 2009, the weakened U.S. and global economies resulted in considerable negative pressure on both consumer and business spending. As a result, lodging demand and revenues, which are primarily driven by growth in GDP, business investment and employment growth weakened substantially during this period as compared to the lodging demand and revenues we experienced prior to the fourth quarter of 2008. After this extremely difficult recessionary period, the outlook for the U.S. and global economies improved in 2010 and that improvement is expected to continue into 2011. We are optimistic as we continue into 2011. However, spending by businesses and consumers remains restrained, and there are still several trends which make our lodging performance difficult to forecast, including shorter booking lead times at our hotels.
We experienced positive trends in 2010 as we saw improvement in demand in key gateway markets, particularly in New York and London. These markets experienced increasing occupancy in all quarters, accompanied by increases in average daily rate in the second, third and fourth quarters of 2010.
During the first quarter of 2011, we continued to experience an increase in demand in most of our markets, although we witnessed some softness, particularly in New York and London, where RevPAR decreased slightly compared to the prior year. We believe this softness will prove to be temporary in nature and primarily due to the impact of severe winter storms combined with recent new supply additions during a seasonally slow period. Our overall RevPAR performance showed greater increases beginning in March 2011 and this trend continued through April. Overall, however, our operating results are still below pre-recessionary levels.
As demand continues to strengthen in 2011, we are focusing on revenue enhancement by actively managing rates and availability. With increased demand, the ability to increase pricing will be a critical component in driving profitability. Through these uncertain times, our strategy and focus continues to be to preserve profit margins by maximizing revenue, increasing our market share and managing costs. Our strategy includes re-energizing our food and beverage offerings by taking action to improve key facilities with a focus on driving higher beverage to food ratios and re-igniting the buzz around our nightlife and lobby scenes.

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
The pace of new lodging supply has increased over the past two years as many projects initiated before the economic downturn came to fruition. For example, we witnessed new competitive luxury and boutique properties opening in 2008, 2009 and 2010 in some of our markets, particularly in Los Angeles, Miami Beach and New York, which have impacted our performance in these markets and may continue to do so. However, we believe the timing of new development projects may be affected by the severe recession, ongoing uncertain economic conditions and reduced availability of financing compared to pre-recession periods. These factors may dampen the pace of new supply development, including our own, in the next few years.
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
Recent Developments.
Settlement of Debt on Property Across from Delano in South Beach. In January 2011, our indirect subsidiary transferred its interests in the property across the street from Delano in South Beach to SU Gale Properties, LLC. As a result of this transaction, we were released from $10.5 million of non-recourse mortgage and mezzanine indebtedness previously consolidated on our balance sheet. The property across the street from Delano in South Beach was a development property with no operations and generated no earnings before interest tax, depreciation and amortization during 2010 or the first three months of 2011.
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

Hard Rock Settlement Agreement. On March 1, 2011, Hard Rock Hotel Holdings, LLC, a joint venture through which we held a minority interest in the Hard Rock Hotel & Casino in Las Vegas, Vegas HR Private Limited (the “Mortgage Lender”), Brookfield Financial, LLC — Series B (the “First Mezzanine Lender”), NRFC HRH Holdings, LLC (the “Second Mezzanine Lender”), Morgans Group, the Company and certain affiliates of DLJ Merchant Banking Partners (“DLJMB”), as well as Hard Rock Mezz Holdings LLC (the “Third Mezzanine Lender”) and other interested parties, entered into a comprehensive settlement to resolve the disputes among them and all matters relating to the Hard Rock and related loans and guaranties. The Hard Rock settlement agreement provided, among other things, for the following:
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

As a result of the settlement, we will no longer be subject to Nevada gaming regulations, after completion of certain gaming de-registration procedures. See “Off-Balance Sheet Arrangements” for additional information.
Board of Director and Management Changes. In March 2011, we announced the following Board of Directors (“Board”) and senior management changes:
•	David Hamamoto, Chairman of the Board and one of our largest stockholders, was appointed Executive Chairman, effective March 20, 2011;

•	Michael Gross, a member of the Board who previously served on the Corporate Governance and Nominating Committee, was appointed Chief Executive Officer, effective March 20, 2011;

•	Daniel Flannery, who previously served with Marriott International, Inc., was appointed Chief Operating Officer, effective April 4, 2011;

•	Yoav Gery, who previously served with Marriott International, Inc., was appointed Chief Development Officer, effective March 23, 2011;

•	Ron Burkle, Managing Partner at The Yucaipa Companies, LLC, joined the Board, effective March 20, 2011, as the nominee appointed by Yucaipa, which is our largest stakeholder; and

•	Jason Taubman Kalisman, a founding member of our largest stockholder, OTK Associates, joined the Board, effective March 22, 2011.
Also in March 2011, we announced that Fred Kleisner stepped down as Chief Executive Officer and resigned from the Board effective March 20, 2011 and that the Company’s President, Marc Gordon, was leaving the Company to pursue other interests and resigned from the Board effective March 22, 2011. In connection with Mr. Gordon’s departure, we entered into a separation agreement and release (the “Separation Agreement”) on March 20, 2011. Pursuant to the Separation Agreement, we agreed to pay Mr. Gordon (1) a lump sum severance payment of $2,069,000, (2) monthly consulting payments of $66,666 per month through December 2011, and (3) a lump sum payment of $300,000 in January 2012. We also agreed that all of Mr. Gordon’s equity awards would vest and that he will be eligible to elect continuation coverage under COBRA. In consideration of the monthly consulting payments, Mr. Gordon agreed to make himself available to provide consulting services to us through December 2011. In addition, Mr. Gordon agreed to certain non-competition and standstill provisions that are effective for nine months following the date of the Separation Agreement and certain non-solicitation provisions that are effective through March 31, 2012.
Agreement to sell Royalton and Morgans. On April 2, 2011, we entered into purchase and sale agreements to sell Royalton for $88.2 million and Morgans for $51.8 million to affiliates of FelCor Lodging Trust, Incorporated. The parties have agreed that we will continue to operate the hotels following the sales under 15-year management agreements with one 10-year extension option. The transactions are expected to close in the second quarter of 2011 and are subject to satisfaction of customary closing conditions.

We intend to use a portion of the proceeds of the sales to retire approximately $37.7 million outstanding debt under our amended revolving credit facility as of March 31, 2011. The hotels, along with Delano, are collateral for our amended revolving credit facility, which terminates upon the sale of any of the properties securing the facility. Upon termination of the facility, Delano will be unencumbered.
We received a $7 million security deposit, which is non-refundable except in the event of a default by us.
Sale of Mondrian Los Angeles. On May 3, 2011, our subsidiary Mondrian Holdings LLC (“Mondrian Holdings”) completed the sale of Mondrian Los Angeles for $137.0 million to Wolverines Owner LLC, an affiliate of Pebblebrook Hotel Trust (“Pebblebrook”), pursuant to a purchase and sale agreement entered into on April 22, 2011. We applied a portion of the proceeds from the sale, along with approximately $9.2 million of cash in escrow, to retire the $103.5 million Mondrian Holdings Amended Mortgage, defined below in “—Debt.” Net proceeds, after the repayment of debt and closing costs, were approximately $40 million. We will continue to operate the hotel under a 20-year management agreement with one 10-year extension option.

Operating Results
Comparison of Three Months Ended March 31, 2011 to Three Months Ended March 31, 2010
The following table presents our operating results for the three months ended March 31, 2011 and 2010, including the amount and percentage change in these results between the two periods. The consolidated operating results for the three months ended March 31, is comparable to the consolidated operating results for the three months ended March 31, 2010, with the exception of the Hard Rock, which we managed until March 1, 2011 and Mondrian SoHo, which opened in February 2011. The consolidated operating results are as follows:

	Three Months Ended
	March 31,	March 31,
	2011	2010	Changes ($)	Changes (%)
	(Dollars in thousands)
Revenues:
Rooms	$31,034	$29,250	$1,784	6.1%
Food and beverage	18,030	17,496	534	3.1
Other hotel	2,016	2,209	(193)	(8.7)

Total hotel revenues	51,080	48,955	2,125	4.3
Management fee-related parties and other income	3,324	4,429	(1,105)	(24.9)

Total revenues	54,404	53,384	1,020	1.9

Operating Costs and Expenses:
Rooms	11,174	10,025	1,149	11.5
Food and beverage	15,102	13,916	1,186	8.5
Other departmental	1,211	1,252	(41)	(3.3)
Hotel selling, general and administrative	12,558	11,437	1,121	9.8
Property taxes, insurance and other	4,185	4,100	85	2.1

Total hotel operating expenses	44,230	40,730	3,500	8.6
Corporate expenses, including stock compensation	10,834	10,005	829	8.3
Depreciation and amortization	8,373	7,345	1,028	14.0
Restructuring, development and disposal costs	4,593	677	3,916	(1)

Total operating costs and expenses	68,030	58,757	9,273	15.8

Operating loss	(13,626)	(5,373)	(8,253)	(1)
Interest expense, net	8,994	12,350	(3,356)	(27.2)
Equity in loss of unconsolidated joint venture	9,483	263	9,220	(1)
Other non-operating expenses	1,390	15,029	(13,639)	(90.8)

Loss before income tax (benefit) expense	(33,493)	(33,015)	(478)	1.4
Income tax (benefit) expense	(135)	294	(429)	(1)

Net loss from continuing operations	(33,358)	(33,309)	(49)	0.1
Income from discontinued operations, net of tax	490	17,202	(16,712)	(97.2)

Net loss	(32,868)	(16,107)	(16,761)	(1)
Net loss attributable to non controlling interest	825	147	678	(1)

Net loss attributable to Morgans Hotel Group Co.	(32,043)	(15,960)	(16,083)	(1)

Preferred stock dividends and accretion	(2,187)	(2,078)	(109)	5.2

Net loss attributable to common stockholders	$(34,230)	$(18,038)	$(16,192)	89.8%

(1)	Not meaningful.
Total Hotel Revenues. Total hotel revenues increased 1.9% to $54.4 million for the three months ended March 31, 2011 compared to $53.4 million for the three months ended March 31, 2010. The components of RevPAR from our Owned Hotels for the three months ended March 31, 2011 and 2010 are summarized as follows:

	Three Months Ended
	March 31,	March 31,
	2011	2010	Change ($)	Change (%)
Occupancy	75.4%	72.0%	—	4.7%
ADR	$238	$236	$2	1.2%
RevPAR	$180	$170	$10	6.0%

RevPAR from our Owned Hotels increased 6.0% to $180 for the three months ended March 31, 2011 compared to $170 for the three months ended March 31, 2010.
Rooms revenue increased 6.1% to $31.0 million for the three months ended March 31, 2011 compared to $29.3 million for the three months ended March 31, 2010, which is directly attributable to the increase in occupancy and ADR shown above.
Food and beverage revenue increased 3.1% to $18.0 million for the three months ended March 31, 2011 compared to $17.5 million for the three months ended March 31, 2010. The increase was primarily attributable to Hudson, which was being re-concepted and was under renovation during the three months ended March 31, 2010.
Other hotel revenue decreased 8.7% to $2.0 million for the three months ended March 31, 2011 compared to $2.2 million for the three months ended March 31, 2010. The overall decrease is primarily due to decreased revenues related to ancillary services, such as our spas at Delano, as guests are still spending conservatively in light of the uncertain economic recovery. Slightly offsetting this decrease, newly installed wireless infrastructures at certain of our Owned Hotels have contributed to an increase in internet revenues.
Management Fee — Related Parties and Other Income. Management fee — related parties and other income decreased by 24.9% to $3.3 million for the three months ended March 31, 2011 compared to $4.4 million for the three months ended March 31, 2010. This decrease is primarily attributable to the decrease in management fees earned at Hard Rock as a result of the termination of our management agreement effective March 1, 2011 in connection with the Hard Rock settlement.
Operating Costs and Expenses
Rooms expense increased 11.5% to $11.1 million for the three months ended March 31, 2011 compared to $10.0 million for the three months ended March 31, 2010. This increase is a result of the increase in rooms revenue attributable to increased occupancy along with the timing of operating supply purchases.
Food and beverage expense increased 8.5% to $15.1 million for the three months ended March 31, 2011 compared to $13.9 million for the three months ended March 31, 2010. This increase is primarily due to an increase in food and beverage expenses at Hudson in the first quarter of 2011 compared to the first quarter of 2010 as a result of the primary restaurant being closed from January 2010 to May 2010 during its re-concepting and renovation, and opened in the first quarter of 2011.
Other departmental expense decreased 3.3% to $1.2 million for the three months ended March 31, 2011 compared to $1.3 million for the three months ended March 31, 2010. This slight decrease is a direct result of the decrease in other hotel revenue noted above.
Hotel selling, general and administrative expense increased 9.8% to $12.6 million for the three months ended March 31, 2011 compared to $11.4 million for the three months ended March 31, 2010. This increase was primarily due to increased selling and marketing initiatives implemented across our hotel portfolio including the addition of a global sales team.
Property taxes, insurance and other expense increased 2.1% to $4.2 million for the three months ended March 31, 2011 compared to $4.1 million for the three months ended March 31, 2010. This slight increase was primarily due to tax refunds received during the three months ended March 31, 2010.
Corporate expenses, including stock compensation increased 8.3% to $10.8 million for the three months ended March 31, 2011 compared to $10.0 million for the three months ended March 31, 2010. This increase is primarily due to an increase in stock compensation expense due to the acceleration of vesting of unvested equity awards granted to our former Chief Executive Officer and President in connection with their separation from the Company in March 2011 and incentive compensation that was restored to more normalized levels than in prior years.
Depreciation and amortization increased 14.0% to $8.4 million for the three months ended March 31, 2011 compared to $7.3 million for the three months ended March 31, 2010. This increase is primarily the result of depreciation on capital improvements required to maintain our existing hotels incurred during 2010 and increased depreciation expense related to the recent lower level expansion at Hudson, Good Units, and the restaurant re-concepting, Hudson Hall, both of which occurred during the first half of 2010.

Restructuring, development and disposal costs increased to $4.6 million for the three months ended March 31, 2011 compared to $0.7 million for the three months ended March 31, 2010. The increase in expense is primarily due to severance costs related to our executive restructurings during March 2011, for which there was no comparable costs incurred during the three months ended March 31, 2010.
Interest expense, net decreased 27.2% to $9.0 million for the three months ended March 31, 2011 compared to $12.4 million for the three months ended March 31, 2010. This decrease is primarily due to decreased interest expense recognized as a result of the expiration in July 2010 of the interest rate swaps related to the loans secured by the Hudson and Mondrian Los Angeles hotels which had fixed our interest expense on those loans at a much higher rate than the current LIBOR rates.
Equity in loss of unconsolidated joint ventures resulted in a loss of $9.5 million for the three months ended March 31, 2011 compared to a loss of $0.3 million for the three months ended March 31, 2010. This change was primarily a result of charges recognized related to the Hard Rock settlement, discussed above, and an impairment loss recognized on Mondrian SoHo, which opened in February 2011.
The components of RevPAR from our comparable Joint Venture Hotels for the three months ended March 31, 2011 and 2010, which includes Sanderson, St Martins Lane, Shore Club, and Mondrian South Beach, but excludes the Hard Rock, which we managed until March 1, 2011, Mondrian SoHo, which opened in February 2011, and San Juan Water and Beach Club in Isla Verde, Puerto Rico, which is a non-Morgans Hotel Group branded hotel, are summarized as follows (in constant dollars):

	Three Months Ended
	March 31,	March 31,
	2011	2010	Change ($)	Change (%)
Occupancy	67.0%	63.5%	—	5.5%
ADR	$326	$334	$(8)	(2.2)%
RevPAR	$219	$212	$7	3.1%
Other non-operating expense was $1.4 million for the three months ended March 31, 2011 as compared to $15.0 million for the three months ended March 31, 2010. The change was primarily the result of the loss on change in fair market value of the warrants issued to the Investors, defined below in “—Derivative Financial Instruments”, in connection with the Series A preferred securities during 2010. For further discussion, see notes 2 and 8 of our consolidated financial statements.
Income tax expense (benefit) resulted in a benefit of $0.1 million for the three months ended March 31, 2011 as compared to an expense of $0.3 million for the three months ended March 31, 2010. The slight change was primarily due to overall operating performance of the quarters.
Income from discontinued operations, net of tax resulted in a gain of $0.5 million for the three months ended March 31, 2011 compared to a gain of $17.2 million for the three months ended March 31, 2010. This change was primarily a result of the gain on disposal of Mondrian Scottsdale in March 2010 as compared to a slight gain on the disposal of the property across the street from Delano South Beach in January 2011.
Liquidity and Capital Resources
As of March 31, 2011, we had approximately $6.0 million in cash and cash equivalents. The maximum amount of borrowings available under our amended revolving credit facility was $116.5 million, of which $37.7 million of borrowings were outstanding and $1.2 million of letters of credit were posted.
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
In addition to reserve funds for capital expenditures, our debt and lease agreements also require us to deposit cash into escrow accounts for taxes, insurance and debt service payments. As of March 31, 2011, total restricted cash was $29.9 million.
As of March 31, 2011, there was approximately $10.8 million in curtailment reserve accounts related to Hudson and Mondrian Los Angeles loans. These loans previously required that all excess cash be deposited into these accounts until such time as the debt service coverage ratio improved above the required ratio of 1:05 to 1:00 for two consecutive quarters. On October 1, 2010, our subsidiaries Hudson Holdings LLC (“Hudson Holdings”) and Mondrian Holdings LLC (“Mondrian Holdings”) each entered into a modification agreement of its respective mortgage, together with promissory notes and other related security agreements, with Bank of America, N.A., as trustee, for the lenders. These modification agreements and related agreements amended and extended the mortgages (collectively, the “Amended Mortgages”) until October 15, 2011. Under the Amended Mortgages all excess cash will continue to be deposited into curtailment reserve accounts regardless of the debt service coverage ratio.
In May 2011, we completed the sale of Mondrian Los Angeles for $137.0 million. We utilized a portion of the net proceeds along with cash held in escrow accounts to retire the $103.5 million of debt scheduled to mature in October 2011.
In October 2011, both our amended revolving credit facility, with an outstanding balance of $37.7 million as of March 31, 2011, and the Amended Mortgage on Hudson, with an outstanding aggregate balance of $201.2 million as of March 31, 2011, will mature. In addition, the mezzanine debt of $26.5 million at Hudson may not be extended if the underlying mortgage debt is not extended.
As we implement our strategy to shift towards a more “asset light” business model, which includes selling hotel assets, we announced in April 2011 that we entered into purchase and sale agreements to sell Royalton for $88.2 million, Morgans for $51.8 million, and Mondrian Los Angeles for $137.0 million. The sale of Royalton and Morgans is expected to close in the second quarter of 2011 and is subject to satisfaction of customary closing conditions. The sale of Mondrian Los Angeles closed on May 3, 2011.
We intend to use a portion of the proceeds from the sale of Royalton and Morgans to repay the approximately $37.7 million outstanding debt under our amended revolving credit facility secured by Delano, Royalton and Morgans, with the remainder available for the Hudson debt refinancing and for growth. Upon the closing of the sale, the facility will terminate and Delano will be unencumbered.
We have a number of options to finance the outstanding maturity on Hudson, including debt financing opportunities, and sales of additional hotels and other sources. We believe that the combination of rising hotel cash flows and improving capital markets should provide access to sufficient capital to retire or refinance this debt and provide capital for growth.

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
Our Series A preferred securities have an 8% dividend rate for the first five years, a 10% dividend rate for years six and seven, and a 20% dividend rate thereafter. We have the option to accrue any and all dividend payments, and as of March 31, 2011, have not declared any dividends. We have the option to redeem any or all of the Series A preferred securities at any time. While we do not anticipate redeeming any or all of the Series A preferred securities in the near-term, we may want to redeem them prior to the escalation in dividend rate to 20% in 2017.
Other long-term liquidity requirements include our obligations under our Hudson mezzanine loan, obligations under our Convertible Notes, defined below, our obligations under our trust preferred securities, and our obligations under the Clift lease, each as described under “—Debt.” Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, equity and debt offerings, and long-term mortgages on our properties. Other sources may include cash generated through asset dispositions and joint venture transactions. Additionally, we may secure other financing opportunities. Given the uncertain economic environment and continuing challenging conditions in the credit markets, however, we may not be able to obtain such financings on terms acceptable to us or at all. We may require additional borrowings to satisfy our long-term liquidity requirements.
Additionally, we anticipate we will need to renovate Hudson, Clift, Sanderson and St Martins Lane in the next few years, which will require capital and will most likely be funded by owner equity contributions, debt financing, possible asset sales, future operating cash flows or a combination of these sources.
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

Morgans Group and affiliates of our joint venture partner have agreed to provide standard non-recourse carve-out guaranties and provide certain limited indemnifications for the Mondrian South Beach mortgage and mezzanine loans. In the event of a default, the lenders’ recourse is generally limited to the mortgaged property or related equity interests, subject to standard non-recourse carve-out guaranties for “bad boy” type acts. Morgans Group and affiliates of our joint venture partner also agreed to guaranty the joint venture’s obligation to reimburse certain expenses incurred by the lenders and indemnify the lenders in the event such lenders incur liability as a result of any third-party actions brought against Mondrian South Beach. Morgans Group and affiliates of our joint venture partner have also guaranteed the joint venture’s liability for the unpaid principal amount of any seller financing note provided for condominium sales if such financing or related mortgage lien is found unenforceable, provided they shall not have any liability if the seller financed unit becomes subject again to the lien of the lender mortgage or title to the seller financed unit is otherwise transferred to the lender or if such seller financing note is repurchased by Morgans Group and/or affiliates of our joint venture at the full amount of unpaid principal balance of such seller financing note. In addition, although construction is complete and Mondrian South Beach opened on December 1, 2008, Morgans Group and affiliates of our joint venture partner may have continuing obligations under construction completion guaranties until all outstanding payables due to construction vendors are paid. As of March 31, 2011, there are remaining payables outstanding to vendors of approximately $1.5 million. We believe that payment under these guaranties is not probable and the fair value of the guarantee is not material.
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
Mondrian SoHo. The mortgage loan on the Mondrian SoHo property matured in June 2010. On July 31, 2010, the lender amended the debt financing on the property to provide for, among other things, extensions of the maturity date of the mortgage loan secured by the hotel to November 2011 with extension options through 2015, subject to certain conditions including a minimum debt service coverage test.
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
Mondrian SoHo opened in February 2011, and we are operating the hotel under a 10-year management contract with two 10-year extension options. We anticipate there may be cash shortfalls from the operations of the hotel and there may not be enough operating cash flow to cover debt service payments in all months going forward, which could require additional contributions by the joint venture partners.
Ames in Boston. As of March 31, 2011, the ownership joint venture’s outstanding mortgage debt secured by the hotel was $46.5 million. In October 2010, the mortgage loan matured, and the joint venture did not satisfy the conditions necessary to exercise the first of two remaining one-year extension options available under the loan, which included funding a debt service reserve account, among other things. As a result, the mortgage lender for Ames served the joint venture with a notice of default and acceleration of debt. In February 2011, the joint venture reached an agreement with the lender whereby the lender waived the default, reinstated the loan and extended the loan maturity date until October 9, 2011. The mortgage debt has one remaining extension option, subject to certain conditions, which if exercised would extend the maturity date for one year to October 9, 2012.
Potential Litigation. We may have potential liability in connection with certain claims by a designer for which we have accrued $13.9 million as of March 31, 2011, as discussed in note 5 of our consolidated financial statements. We believe the probability of losses associated with this claim in excess of the liability that is accrued of $13.9 million is remote and we cannot reasonably estimate of range of such additional losses, if any, at this time.

Other Possible Uses of Capital. We have a number of development projects signed or under consideration, some of which may require equity investments, key money or credit support from us.
Comparison of Cash Flows for the Three Months Ended March 31, 2011 to the Three Months ended March 31, 2010
Operating Activities. Net cash used in operating activities was $2.6 million for the three months ended March 31, 2011 as compared to $7.0 million for the three months ended March 31, 2010. The decrease in cash used in operating activities is primarily due to a reduction in deposits of excess cash flow from Hudson into a curtailment reserve escrow account as a result of the decline in operating results at Hudson during the three months ended March 31, 2011. During the three months ended March 31, 2010, the deposit of funds into the reserve account was greater than during the three months ended March 31, 2011.
Investing Activities. Net cash used in investing activities amounted to $8.1 million for the three months ended March 31, 2011 as compared to $4.9 million for the three months ended March 31, 2010. The increase in cash used in investing activities primarily relates to an increase in contributions made to our investments in unconsolidated joint ventures in 2011 compared to 2010, primarily related to the Hard Rock settlement.
Financing Activities. Net cash provided by financing activities amounted to $11.4 million for the three months ended March 31, 2011 as compared to net cash used by financing activities of $0.7 million for the three months ended March 31, 2010. During the three months ended March 31, 2011, we drew $11.7 million on our amended revolving credit facility for which there were no comparable proceeds in 2010.
Debt
Amended Revolving Credit Facility. On October 6, 2006, we and certain of our subsidiaries entered into a revolving credit facility with Wachovia Bank, National Association, as Administrative Agent, and the lenders thereto, which was amended on August 5, 2009, and which we refer to as our amended revolving credit facility.
The amended revolving credit facility provides for a maximum aggregate amount of commitments of $125.0 million, divided into two tranches: (i) a revolving credit facility in an amount equal to $90.0 million (the “New York Tranche”), which is secured by a mortgage on Morgans and Royalton and a mortgage on Delano South Beach and (ii) a revolving credit facility in an amount equal to $35.0 million (the “Florida Tranche”), which is secured by the mortgage on the Florida Property (but not the Morgans and Royalton). Our amended revolving credit facility also provides for a letter of credit facility in the amount of $25.0 million, which is secured by the mortgages on the Morgans and Royalton and the Delano South Beach. At any given time, the amount available for borrowings under the amended revolving credit facility is contingent upon the borrowing base valuation, which is calculated as the lesser of (i) 60% of appraised value and (ii) the implied debt service coverage value of certain collateral properties securing the amended revolving credit facility; provided that the portion of the borrowing base attributable to the Morgans and Royalton will never be less than 35% of the appraised value of the Morgans and Royalton. Following appraisals in March 2010, total availability under our amended revolving credit facility as of March 31, 2011 was $116.5 million, of which $37.7 million of borrowings were outstanding, and approximately $1.2 million of letters of credit were posted. Of the outstanding $37.7 million, $33.7 million was allocated to the Florida Tranche and $4.0 million was allocated to the New York Tranche.
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

In addition, the amended revolving credit facility includes the following, among other provisions:
•
requirement that we maintain a fixed charge coverage ratio (defined generally as the ratio of consolidated EBITDA excluding Mondrian Scottsdale’s EBITDA for the periods ending June 30, 2009 and September 30, 2009 and Clift’s EBITDA for all periods to consolidated interest expense excluding Mondrian Scottsdale’s interest expense for the periods ending June 30, 2009 and September 30, 2009 and Clift’s interest expense for all periods) for each four-quarter period of no less than 0.90 to 1.00. As of March 31, 2011, our fixed charge coverage ratio was 1.81x;

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
As of March 31, 2011, the principal balance of the amended revolving credit facility was $37.7 million, and approximately $1.2 million in letters of credit were outstanding. The commitments under the amended revolving credit facility terminate on October 5, 2011, at which time all outstanding amounts under the amended revolving credit facility will be due.
In connection with our proposed sale of Royalton and Morgans, we intend to use a portion of the proceeds to retire the approximately $37.7 million outstanding debt under the amended revolving credit facility as of March 31, 2011. These hotels, along with Delano, are collateral for the amended revolving credit facility, which terminates upon the sale of any of the properties securing the facility. Upon termination of the facility, Delano will be unencumbered.
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

On October 1, 2010, Hudson Holdings and Mondrian Holdings each entered into a modification agreement of its respective Mortgage, together with promissory notes and other related security agreements, with Bank of America, N.A., as trustee, for the lenders. These modification agreements and related agreements extended the Mortgages until October 15, 2011. In connection with the Amended Mortgages, on October 1, 2010, Hudson Holdings and Mondrian Holdings paid down a total of $16 million and $17 million, respectively, on their outstanding loan balances. The Hudson Holdings Amended Mortgage bears interest at 30-day LIBOR plus 1.03% and the Mondrian Holdings Amended Mortgage bears interest at 30-day LIBOR plus 1.64%.
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
The Amended Mortgages require our subsidiary borrowers to fund reserve accounts to cover monthly debt service payments. Those subsidiary borrowers are also required to fund reserves for property, sales and occupancy taxes, insurance premiums, capital expenditures and the operation and maintenance of those hotels. Reserves are deposited into restricted cash accounts and are released as certain conditions are met. Starting in 2009, the Mortgages had fallen below the required debt service coverage and as such, all excess cash, once all other reserve accounts were completed, were funded into curtailment reserve accounts. At the time the modification agreements were entered into, the balance in the curtailment reserve accounts was $20.3 million, of which $16.5 million was used to reduce the amount of debt outstanding under the Amended Mortgages, as discussed above. Under the Amended Mortgages, all excess cash will continue to be funded into curtailment reserve accounts regardless of our debt service coverage ratio. The subsidiary borrowers are not permitted to have any liabilities other than certain ordinary trade payables, purchase money indebtedness, capital lease obligations and certain other liabilities.
The Amended Mortgages prohibit the incurrence of additional debt on Hudson and Mondrian Los Angeles. Furthermore, the subsidiary borrowers are not permitted to incur additional mortgage debt or partnership interest debt. In addition, the Amended Mortgages do not permit (1) transfers of more than 49% of the interests in the subsidiary borrowers, Morgans Group or the Company or (2) a change in control of the subsidiary borrowers or in respect of Morgans Group or the Company itself without, in each case, complying with various conditions or obtaining the prior written consent of the lender.
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
As of March 31, 2011 the balance outstanding on the Hudson Holdings Amended Mortgage was $201.2 million and on the Mondrian Holdings Amended Mortgage was $103.5 million. As of March 31, 2011, the balance outstanding on the Hudson mezzanine loan was $26.5 million.
On May 3, 2011, we completed the sale of Mondrian Los Angeles for $137.0 million to an affiliate of Pebblebrook, pursuant to a purchase and sale agreement entered into on April 22, 2011. We applied a portion of the proceeds from the sale, along with approximately $9.2 million of cash in escrow, to retire the $103.5 million Mondrian Holdings Amended Mortgage.
We are pursuing a number of alternatives to finance the Hudson Holdings Amended Mortgage and Hudson mezzanine loan maturities, including using a portion of the proceeds from asset sales such as Royalton and Morgans, debt financing, and other sources. The Company believes the combination of rising hotel cash flows and improving capital markets should provide sufficient capital to refinance the debt and provide capital for growth.

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
Clift. We lease Clift under a 99-year non-recourse lease agreement expiring in 2103. The lease is accounted for as a financing with a liability balance of $85.5 million at March 31, 2011.
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
Hudson Capital Leases. We lease two condominium units at Hudson which are reflected as capital leases with balances of $6.1 million at March 31, 2011. Currently annual lease payments total approximately $900,000 and are subject to increases in line with inflation. The leases expire in 2096 and 2098.
Promissory Notes. The purchase of the property across from the Delano South Beach was partially financed with the issuance of a $10.0 million interest only non-recourse promissory note to the seller with a scheduled maturity of January 24, 2009 and an interest rate of 10.0%. In November 2008, we extended the maturity of the note until January 24, 2010 and agreed to pay 11.0% interest for the extension year which we were required to prepay in full at the time of extension. Effective January 24, 2010, we further extended the maturity of the note until January 24, 2011. The note bore interest at 11.0%, but we are permitted to defer half of each monthly interest payment until the maturity date. The obligations under the note were secured by the property. Additionally, in January 2009, an affiliate of the seller financed an additional $0.5 million to pay for costs associated with obtaining necessary permits. This $0.5 million promissory note had a scheduled maturity date on January 24, 2010, which we extended to January 24, 2011, and bore interest at 11%. The obligations under this note were secured with a pledge of the equity interests in our subsidiary that owned the property.
In January 2011, our indirect subsidiary transferred its interest in the property to SU Gales Properties, LLC. As a result of this transaction, we were released from this aggregate $10.5 million non-recourse debt.
Convertible Notes. On October 17, 2007, we completed an offering of $172.5 million aggregate principal amount of 2.375% Senior Subordinated Convertible Notes (“Convertible Notes”), in a private offering, which included an additional issuance of $22.5 million in aggregate principal amount of Convertible Notes as a result of the initial purchasers’ exercise in full of their overallotment option. The Convertible Notes are senior subordinated unsecured obligations of the Company and are guaranteed on a senior subordinated basis by our operating company, Morgans Group. The Convertible Notes are convertible into shares of our common stock under certain circumstances and upon the occurrence of specified events. The Convertible Notes mature on October 15, 2014, unless repurchased by us or converted in accordance with their terms prior to such date.

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
On January 1, 2009, we adopted Accounting Standard Codification (“ASC”) 470-20, Debt with Conversion and other Options (“ASC 470-20”). ASC 470-20 requires the proceeds from the sale of the Convertible Notes to be allocated between a liability component and an equity component. The resulting debt discount is amortized over the period the debt is expected to remain outstanding as additional interest expense. ASC 470-20 required retroactive application to all periods presented. The equity component, recorded as additional paid-in capital, was $9.0 million, which represents the difference between the proceeds from issuance of the Convertible Notes and the fair value of the liability, net of deferred taxes of $6.4 million, as of the date of issuance of the Convertible Notes.
Joint Venture Debt. See “—Off-Balance Sheet Arrangements” for descriptions of joint venture debt.
Seasonality
The hospitality business is seasonal in nature. For example, our Miami hotels are generally strongest in the first quarter, whereas our New York hotels are generally strongest in the fourth quarter. Quarterly revenues also may be adversely affected by events beyond our control, such as the current recession, extreme weather conditions, terrorist attacks or alerts, natural disasters, airline strikes, and other considerations affecting travel. Given the recent global economic downturn, the impact of seasonality in 2010 and the first quarter of 2011 was not as significant as in prior periods and may remain less pronounced throughout 2011 depending on the timing and strength of the economic recovery.
To the extent that cash flows from operations are insufficient during any quarter, due to temporary or seasonal fluctuations in revenues, we may have to enter into additional short-term borrowings or increase our borrowings, if available, to meet cash requirements.
Capital Expenditures and Reserve Funds
We are obligated to maintain reserve funds for capital expenditures at our Owned Hotels as determined pursuant to our debt and lease agreements related to such hotels, with the exception of Delano South Beach, Royalton and Morgans. Our Joint Venture Hotels and Hotel Las Palapas, which we manage, generally are subject to similar obligations under debt agreements related to such hotels, or under our management agreements. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. Such agreements typically require us to reserve funds at amounts equal to 4% of the hotel’s revenues and require the funds to be set aside in restricted cash. In addition, our restaurant joint ventures require the ventures to set aside restricted cash of between 2% to 4% of gross revenues of the restaurant. As of March 31, 2011, approximately $3.0 million was available in restricted cash reserves for future capital expenditures under these obligations related to our Owned Hotels.
Additionally, we anticipate we will need to renovate Hudson, Clift, Sanderson and St Martins Lane in the next few years which will require capital and will most likely be funded by owner equity contributions, debt financing, possible asset sales, future operating cash flows or a combination of these sources.

The lenders under the Amended Mortgages require our subsidiary borrowers to fund reserve accounts to cover monthly debt service payments. Those subsidiary borrowers are also required to fund reserves for property, sales and occupancy taxes, insurance premiums, capital expenditures and the operation and maintenance of those hotels. Reserves are deposited into restricted cash accounts and are released as certain conditions are met. In 2009, the Mortgages had fallen below the required debt service coverage and as such, all excess cash, once all other reserve accounts are completed, was funded into curtailment reserve accounts. In October 2010, $16.5 million from these curtailment reserve accounts was used to reduce the amount of mortgage debt outstanding under the Amended Mortgages. Under the Amended Mortgages, all excess cash will continue to be funded into curtailment reserve accounts. As of March 31, 2011, the balance in these curtailment reserve accounts was $10.8 million. Our subsidiary borrowers are not permitted to have any liabilities other than certain ordinary trade payables, purchase money indebtedness, capital lease obligations, and certain other liabilities. As a result of the sale of Mondrian Los Angeles and repayment of the Mondrian Holdings Amended Mortgage on May 3, 2011, approximately $9.2 million held in escrow related to this debt was applied to the repayment of the Mondrian Holdings Amended Mortgage.
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
Under our amended revolving credit facility, we are generally prohibited from funding capital expenditures with respect to any hotels owned by us other than maintenance capital expenditures for any hotel not exceeding 4% of the annual gross revenues of such hotel and certain other exceptions.
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
The foregoing swaps expired in July 2010, when the underlying debt was scheduled to mature. In connection with forbearance agreements we entered into in July and September 2010 with the mortgage lenders on Hudson and Mondrian Los Angeles, we entered into short-term interest rate caps. These interest rate caps were entered into in August and matured in September of 2010. In September 2010, in connection with the Amended Mortgages, we entered into interest rate caps which qualify for hedge accounting treatment per ASC 815-10 and accordingly, the change in fair value of this instrument is recognized in accumulated other comprehensive loss. Additionally, in August 2010, we entered into an interest rate cap on the Hudson mezzanine loan which does not qualify for hedge accounting treatment per ASC 815-10 and accordingly, the change in fair value of this instrument is recognized in interest expense. The fair value of all of these interest rate caps was insignificant as of March 31, 2011.
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
Off-Balance Sheet Arrangements
As of March 31, 2011, we have unconsolidated joint ventures that we account for using the equity method of accounting, most of which have mortgage or related debt, as described below. In some cases, we provide non-recourse carve-out guaranties of joint venture debt, which guaranty is only triggered in the event of certain “bad boy” acts, and other limited liquidity or credit support, as described below.
Morgans Europe. We own interests in two hotels through a 50/50 joint venture known as Morgans Europe. Morgans Europe owns two hotels located in London, England, St Martins Lane, a 204-room hotel, and Sanderson, a 150-room hotel. Under a management agreement with Morgans Europe, we earn management fees and a reimbursement for allocable chain service and technical service expenses.
On July 15, 2010, Morgans Europe venture refinanced in full its then outstanding £99.3 million mortgage debt with a new £100 million loan maturing in July 2015 that is non-recourse to us and is secured by Sanderson and St Martins Lane. As of March 31, 2011, Morgans Europe had outstanding mortgage debt of £99.6 million, or approximately $160.4 million at the exchange rate of 1.61 US dollars to GBP at March 31, 2011.
Morgans Europe’s net income or loss and cash distributions or contributions are allocated to the partners in accordance with ownership interests. At March 31, 2011, we had an investment in Morgans Europe of $2.2 million. We account for this investment under the equity method of accounting. Our equity in income of the joint venture amounted to income of $0.1 million and income of $0.9 million for the three months ended March 31, 2011 and 2010, respectively.
Mondrian South Beach. We own a 50% interest in Mondrian South Beach, a recently renovated apartment building which was converted into a condominium and hotel. Mondrian South Beach opened in December 2008, at which time we began operating the property under a long-term management contract.
In April 2010, the Mondrian South Beach joint venture amended its non-recourse financing secured by the property and extended the maturity date for up to seven years, through extension options until April 2017, subject to certain conditions. In April 2010, in connection with the loan amendment, each of the joint venture partners provided an additional $2.75 million to the joint venture resulting in total mezzanine financing provided by the partners of $28.0 million. As of March 31, 2011, the joint venture’s outstanding mortgage and mezzanine debt was $91.6 million, which does not include the $28.0 million mezzanine loan provided by the joint venture partners, which in effect is on par with the lender’s mezzanine debt.

Morgans Group and affiliates of our joint venture partner have agreed to provide standard non-recourse carve-out guaranties and provide certain limited indemnifications for the Mondrian South Beach mortgage and mezzanine loans. In the event of a default, the lenders’ recourse is generally limited to the mortgaged property or related equity interests, subject to standard non-recourse carve-out guaranties for “bad boy” type acts. Morgans Group and affiliates of our joint venture partner also agreed to guaranty the joint venture’s obligation to reimburse certain expenses incurred by the lenders and indemnify the lenders in the event such lenders incur liability as a result of any third-party actions brought against Mondrian South Beach. Morgans Group and affiliates of our joint venture partner have also guaranteed the joint venture’s liability for the unpaid principal amount of any seller financing note provided for condominium sales if such financing or related mortgage lien is found unenforceable, provided they shall not have any liability if the seller financed unit becomes subject again to the lien of the lender’s mortgage or title to the seller financed unit is otherwise transferred to the lender or if such seller financing note is repurchased by Morgans Group and/or affiliates of our joint venture at the full amount of unpaid principal balance of such seller financing note. In addition, although construction is complete and Mondrian South Beach opened on December 1, 2008, Morgans Group and affiliates of our joint venture partner may have continuing obligations under construction completion guaranties until all outstanding payables due to construction vendors are paid. As of March 31, 2011, there are remaining payables outstanding to vendors of approximately $1.5 million. We believe that payment under these guaranties is not probable and the fair value of the guarantee is not material. For further discussion, see note 4 of our consolidated financial statements.
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
We account for this investment under the equity method of accounting. At March 31, 2011, our investment in Mondrian South Beach was $5.3 million. Our equity in loss of Mondrian South Beach was $0.5 million and $0.4 million for the three months ended March 31, 2011 and 2010, respectively.
Ames in Boston. On June 17, 2008, we, Normandy Real Estate Partners, and Ames Hotel Partners, entered into a joint venture to develop the Ames hotel in Boston. Upon the hotel’s completion in November 2009, we began operating Ames under a 20-year management contract.
As of March 31, 2011, we had an approximately 31% economic interest in the joint venture and our investment in the Ames joint venture was $10.2 million. Our equity in loss for the three months ended March 31, 2011 and 2010 was $0.5 million and $0.4 million, respectively.
As of March 31, 2011, the joint venture’s outstanding mortgage debt secured by the hotel was $46.5 million. In October 2010, the mortgage loan secured by Ames matured, and the joint venture did not satisfy the conditions necessary to exercise the first of two remaining one-year extension options available under the loan, which included funding a debt service reserve account, among other things. As a result, the mortgage lender for Ames served the joint venture with a notice of default and acceleration of debt. In February 2011, the joint venture reached an agreement with the lender whereby the lender waived the default, reinstated the loan and extended the loan maturity date until October 9, 2011 with a one-year extension option, subject to certain conditions. In connection with the amendment, the joint venture was required to deposit $1 million into a debt service account. The mortgage debt has one remaining extension option, subject to certain conditions, which if exercised would extend the maturity date for one year to October 9, 2012.

Mondrian SoHo. In June 2007, we contributed approximately $5.0 million for a 20% equity interest in a joint venture with Cape Advisors Inc. to develop a Mondrian hotel in the SoHo neighborhood of New York. The joint venture obtained a loan of $195.2 million to acquire and develop the hotel. We subsequently loaned an additional $3.3 million to the joint venture. As a result of the decline in general market conditions and real estate values since the inception of the joint venture, and more recently, the need for additional funding to complete the hotel, in June 2010, we wrote down our investment in Mondrian SoHo to zero. All of our subsequent fundings in 2010 and 2011, all of which are in the form of loans, have been impaired, and as of March 31, 2011, our investment balance in Mondrian SoHo is zero.
The mortgage loan on the property matured in June 2010. On July 31, 2010, the loan was amended to, among other things, provide for extensions of the maturity date of the mortgage loan secured by the hotel to November 2011 with extension options through 2015, subject to certain conditions including a minimum debt service coverage test.
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
In July 2010, the joint venture partners each agreed to provide additional funding to the joint venture in proportionate to their equity interest in order to complete the project. At that time, the Mondrian SoHo joint venture was determined to be a variable interest entity as its equity investment at risk was considered insufficient to permit the entity to finance its own activities. Further, we determined that we were not the primary beneficiary of this variable interest entity as we do not have a controlling financial interest in the entity. In February 2011, the hotel opened and as such, we determined that the joint venture was an operating business. We continue to account for our investment in Mondrian SoHo using the equity method of accounting.
Mondrian SoHo opened in February 2011, and we are operating the hotel under a 10-year management contract with two 10-year extension options.
Shore Club. As of March 31, 2011, we owned approximately 7% of the joint venture that owns Shore Club. On September 15, 2009, the joint venture received a notice of default on behalf of the special servicer for the lender on the joint venture’s mortgage loan for failure to make its September monthly payment and for failure to maintain its debt service coverage ratio, as required by the loan documents. On October 7, 2009, the joint venture received a second letter on behalf of the special servicer for the lender accelerating the payment of all outstanding principal, accrued interest, and all other amounts due on the mortgage loan. The lender also demanded that the joint venture transfer all rents and revenues directly to the lender to satisfy the joint venture’s debt. In March 2010, the lender for the Shore Club mortgage initiated foreclosure proceedings against the property in U.S. federal district court. In October 2010, the federal court dismissed the case for lack of jurisdiction. In November 2010, the lender initiated foreclosure proceedings in state court. We continue to operate the hotel pursuant to the management agreement during these proceedings. However, there can be no assurances we will continue to operate the hotel once foreclosure proceedings are complete.
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

We consider properties to be assets held for sale when management approves and commits to a formal plan to actively market a property or group of properties for sale and the sale is probable. Upon designation as an asset held for sale, we record the carrying value of each property or group of properties at the lower of its carrying value, which includes allocable goodwill, or its estimated fair value, less estimated costs to sell, and we stop recording depreciation expense. Any gain realized in connection with the sale of the properties for which we has significant continuing involvement, such as through a long-term management agreement, is deferred and recognized over the initial term of the related management agreement. The operations of the properties held for sale prior to the sale date are recorded in discontinued operations unless we have continuing involvement, such as through a management agreement, after the sale.
We evaluate our estimates on an ongoing basis. We base our estimates on historical experience, information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. No material changes to our critical accounting policies have occurred since December 31, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Quantitative and Qualitative Disclosures About Market Risk
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Some of our outstanding debt has a variable interest rate. As described in “Management’s Discussion and Analysis of Financial Results of Operations — Derivative Financial Instruments” above, we use some derivative financial instruments, primarily interest rate swaps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of March 31, 2011, our total outstanding consolidated debt, including capital lease obligations, was approximately $675.0 million, of which approximately $368.8 million, or 54.6%, was variable rate debt. At March 31, 2011, the one month LIBOR rate was 0.24%.
As of March 31, 2011, the $368.8 million of variable rate debt consists of our outstanding balances on the Amended Mortgages and our amended revolving credit facility. In connection with the Amended Mortgages, interest rate caps for 5.3% and 4.25%, in the amounts of approximately $201.2 million and $103.5 million, respectively, were entered into in September 2010, and were outstanding as of March 31, 2011. These interest rate caps mature on October 15, 2011. If market rates of interest on this $368.8 million variable rate debt increase by 1.0%, or 100 basis points, the increase in interest expense would reduce future pre-tax earnings and cash flows by approximately $3.7 million annually and the maximum annual amount the interest expense would increase on this variable rate debt is $16.2 million due to our interest rate cap agreements, which would reduce future pre-tax earnings and cash flows by the same amount annually. If market rates of interest on this $368.8 million variable rate decrease by 1.0%, or 100 basis points, the decrease in interest expense would increase pre-tax earnings and cash flow by approximately $3.7 million annually.
As of March 31, 2011, our fixed rate debt of $306.2 million consisted of the trust notes underlying our trust preferred securities, the Convertible Notes, and the Clift lease. The fair value of some of this debt is greater than the book value. As such, if market rates of interest increase by 1.0%, or approximately 100 basis points, the fair value of our fixed rate debt at March 31, 2011 would decrease by approximately $30.2 million. If market rates of interest decrease by 1.0%, or 100 basis points, the fair value of our fixed rate debt at March 31, 2011 would increase by $36.7 million.
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
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15) that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We believe that a foreclosure based on a payment default does not create one of the limited circumstances under which Morgans Group would have recourse liability under the guaranty. On May 27, 2010, we answered Petra’s complaint, denying any obligation to make payment under the guaranty. On July 9, 2010, Petra moved for summary judgment on the ground that the loan documents unambiguously establish Morgans Group’s obligation under the guaranty. Petra also moved to stay discovery pending resolution of its motion. We opposed Petra’s motion for summary judgment, and similarly moved for summary judgment in favor of us on grounds that the guaranty was not triggered by a foreclosure resulting from a payment default. On December 20, 2010, the court granted our motion for summary judgment dismissing the complaint, and denied the plaintiff’s motion for summary judgment. The action has accordingly been dismissed. Petra has appealed the decision, and the appeal was heard on April 28, 2011. We will continue to defend this lawsuit vigorously. However, it is not possible to predict the outcome of the lawsuit.
Other Litigation
We are involved in various lawsuits and administrative actions in the normal course of business. In management’s opinion, disposition of these lawsuits is not expected to have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 1A.	RISK FACTORS.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None

ITEM 4.	REMOVED AND RESERVED.

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS.
The exhibits listed in the accompanying Exhibit Index are filed as part of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Morgans Hotel Group Co.
/s/ Michael J. Gross
Michael J. Gross
Chief Executive Officer

/s/ Richard Szymanski
Richard Szymanski
Chief Financial Officer and Secretary

May 9, 2011

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

4.5
Amendment No. 1, dated as of October 15, 2009, to Amended and Restated Stockholder Protection Rights Agreement, dated as of October 1, 2009, between Morgans Hotel Group Co. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

4.6
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

10.1	*	Separation Agreement and Release, dated as of March 20, 2011, between Marc Gordon and Morgans Hotel Group, Inc.
10.2	*	Employment Agreement, effective as of March 20, 2011, between Morgans Hotel Group Co. and David Hamamoto
10.3	*	Employment Agreement, effective as of March 20, 2011, between Morgans Hotel Group Co. and Michael Gross
10.4	*	Employment Agreement, effective as of March 23, 2011, between Morgans Hotel Group Co. and Yoav Gery
10.5	*	Employment Agreement, effective as of April 4, 2011, between Morgans Hotel Group Co. and Daniel Flannery
10.6	*	Form of Morgans Hotel Group Co. 2011 Outperformance Plan Award Agreement
10.7	*	Form of Morgans Hotel Group Co. 2011 Executive Promoted Interest Bonus Pool Award Agreement
31.1	*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.