Form 10-Q
period 2011-06-30
Morgans Hotel Group Co.
filed 2011-08-09
CIK 1342126

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number: 001-33738

Morgans Hotel Group Co.
(Exact name of registrant as specified in its charter)

Delaware	16-1736884
(State or other jurisdiction	(I.R.S. employer
of incorporation or organization)	identification no.)

475 Tenth Avenue
New York, New York	10018
(Address of principal executive offices)	(Zip Code)
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
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of August 8, 2011 was 30,522,194.

Page
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	4

MORGANS HOTEL GROUP CO. CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010	4

MORGANS HOTEL GROUP CO. UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS	5

MORGANS HOTEL GROUP CO. UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	6

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	35

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	62

ITEM 4. CONTROLS AND PROCEDURES	63

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	64

ITEM 1A. RISK FACTORS	64

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	65

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	65

ITEM 4. REMOVED AND RESERVED	65

ITEM 5. OTHER INFORMATION	65

ITEM 6. EXHIBITS	65

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

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
We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Morgans Hotel Group Co.
Consolidated Balance Sheets
(in thousands, except per share data)

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Property and equipment, net	$283,493	$291,078
Goodwill	54,057	53,691
Investments in and advances to unconsolidated joint ventures	20,571	20,450
Assets held for sale, net	—	194,964
Investment in property held for non-sale disposition, net	—	9,775
Cash and cash equivalents	109,593	5,250
Restricted cash	22,280	28,783
Accounts receivable, net	6,776	6,018
Related party receivables	5,393	3,830
Prepaid expenses and other assets	9,098	7,007
Deferred tax asset, net	80,404	80,144
Other, net	12,697	13,786

Total assets	$604,362	$714,776

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Debt and capital lease obligations	$534,865	$558,779
Mortgage debt of property held for non-sale disposition	—	10,500
Accounts payable and accrued liabilities	26,656	23,604
Debt obligation, accounts payable and accrued liabilities of assets held for sale	—	107,161
Accounts payable and accrued liabilities of property held for non-sale disposition	—	1,162
Distributions and losses in excess of investment in unconsolidated joint ventures	—	1,509
Deferred gain on asset sales	79,878	—
Other liabilities	14,260	13,866

Total liabilities	655,659	716,581

Commitments and contingencies

Preferred securities, $.01 par value; liquidation preference $1,000 per share, 75,000 shares authorized and issued at June 30, 2011 and December 31, 2010, respectively	52,534	51,118
Common stock, $.01 par value; 200,000,000 shares authorized; 36,277,495 shares issued at June 30, 2011 and December 31, 2010, respectively	363	363
Additional paid-in capital	290,537	297,554
Treasury stock, at cost, 5,855,301 and 5,985,045 shares of common stock at June 30, 2011 and December 31, 2010, respectively	(90,867)	(92,688)
Accumulated comprehensive loss	(2,277)	(3,194)
Accumulated deficit	(310,757)	(265,874)

Total Morgans Hotel Group Co. stockholders’ deficit	(60,467)	(12,721)
Noncontrolling interest	9,170	10,916

Total deficit	(51,297)	(1,805)

Total liabilities and stockholders’ deficit	$604,362	$714,776

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2011	2010	2011	2010

Revenues:
Rooms	$33,485	$35,093	$64,519	$64,343
Food and beverage	15,611	17,549	33,641	35,045
Other hotel	1,733	2,444	3,749	4,653

Total hotel revenues	50,829	55,086	101,909	104,041
Management fees and other income	3,380	5,103	6,704	9,532

Total revenues	54,209	60,189	108,613	113,573

Operating Costs and Expenses:
Rooms	9,685	10,291	20,859	20,316
Food and beverage	13,135	14,184	28,237	28,100
Other departmental	1,036	1,260	2,247	2,512
Hotel selling, general and administrative	10,792	11,811	23,350	23,248
Property taxes, insurance and other	3,704	4,711	7,889	8,811

Total hotel operating expenses	38,352	42,257	82,582	82,987
Corporate expenses, including stock compensation of $2.0 million, $2.8 million, $6.0 million, and $6.6 million, respectively	8,049	9,220	18,883	19,225
Depreciation and amortization	4,199	8,011	12,572	15,356
Restructuring, development and disposal costs	3,800	1,189	8,393	1,866

Total operating costs and expenses	54,400	60,677	122,430	119,434
Operating loss	(191)	(488)	(13,817)	(5,861)
Interest expense, net	10,014	12,389	19,008	24,739
Equity in loss of unconsolidated joint ventures	910	7,739	10,393	8,002
Gain on asset sales	(620)	—	(620)	—
Other non-operating expenses	879	163	2,269	15,192

Loss before income tax expense	(11,374)	(20,779)	(44,867)	(53,794)
Income tax expense	428	279	293	573

Net loss from continuing operations	(11,802)	(21,058)	(45,160)	(54,367)

(Loss) income from discontinued operations, net of taxes	(5)	(447)	485	16,755

Net loss	(11,807)	(21,505)	(44,675)	(37,612)

Net loss attributable to noncontrolling interest	383	434	1,208	581

Net loss attributable to Morgans Hotel Group	(11,424)	(21,071)	(43,467)	(37,031)

Preferred stock dividends and accretion	2,229	2,114	4,416	4,192

Net loss attributable to common stockholders	(13,653)	(23,185)	(47,883)	(41,223)

Other comprehensive loss:
Unrealized gain on valuation of swap/cap agreements, net of tax	5	5,079	5	10,003
Share of unrealized (loss) gain on valuation of swap agreements from unconsolidated joint venture, net of tax	(845)	—	1,021	—
Realized loss on settlement of swap/cap agreements, net of tax	—	(2,588)	—	(5,141)
Foreign currency translation (loss) gain, net of tax	(3)	2	(109)	256

Comprehensive loss	$(14,496)	$(20,692)	$(46,966)	$(36,105)

(Loss) income per share:
Basic and diluted continuing operations	$(0.45)	$(0.75)	$(1.55)	$(1.91)
Basic and diluted discontinued operations	$(0.00)	$(0.01)	$0.02	$0.55
Basic and diluted attributable to common stockholders	$(0.45)	$(0.76)	$(1.53)	$(1.36)
Weighted average number of common shares outstanding:
Basic and diluted	30,498	30,484	31,255	30,395
See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(44,675)	$(37,612)
Adjustments to reconcile net loss to net cash used in operating activities (including discontinued operations):
Depreciation	11,198	14,506
Amortization of other costs	1,374	850
Amortization of deferred financing costs	5,974	3,057
Amortization of discount on convertible notes	1,138	1,138
Amortization of deferred gain on asset sales	(620)	—
Stock-based compensation	6,018	6,588
Accretion of interest on capital lease obligation	956	2,879
Equity in losses from unconsolidated joint ventures	10,393	8,002
Gain on disposal of property held for non-sale disposition	—	(17,927)
Impairment and loss on disposal of assets	1,040	—
Change in value of warrants	—	13,808
Change in value of interest rate caps and swaps, net	10	—
Changes in assets and liabilities:
Accounts receivable, net	1,507	(366)
Related party receivables	(1,555)	(107)
Restricted cash	5,637	(12,459)
Prepaid expenses and other assets	637	998
Accounts payable and accrued liabilities	(3,267)	(3,275)
Other liabilities	—	(138)
Discontinued operations	(843)	901

Net cash used in operating activities	(5,078)	(19,157)

Cash flows from investing activities:
Additions to property and equipment	(2,891)	(7,210)
Deposits to capital improvement escrows, net	556	199
Distributions from unconsolidated joint ventures	1,619	204
Proceeds from asset sales, net	268,147	—
Purchase of interest in food and beverage joint ventures, net of cash acquired	(19,294)	—
Investments in and settlement related to unconsolidated joint ventures	(7,559)	(3,578)

Net cash provided by (used in) investing activities	240,578	(10,385)

Cash flows from financing activities:
Proceeds from debt	63,992	—
Payments on debt and capital lease obligations	(193,496)	—
Debt issuance costs	(428)	(44)
Cash paid in connection with vesting of stock based awards	(398)	(433)
Cost of issuance of preferred stock	—	(246)
Distributions to holders of noncontrolling interests in consolidated subsidiaries	(827)	(958)

Net cash used in financing activities	(131,157)	(1,681)

Net increase (decrease) in cash and cash equivalents	104,343	(31,223)
Cash and cash equivalents, beginning of period	5,250	68,956

Cash and cash equivalents, end of period	$109,593	$37,733

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,275	$18,378

Cash paid for taxes	$149	$17

Acquisition of interest in unconsolidated joint ventures:
Furniture, fixture and equipment	$(706)	$—
Other assets and liabilities, net	2,999	—
Distributions and losses in excess of investment in unconsolidated joint ventures	(1,587)	—

Cash included in purchase of interest in food and beverage joint ventures	$706	$—

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
In connection with the IPO, the Former Parent contributed the subsidiaries and ownership interests in nine operating hotels in the United States and the United Kingdom to Morgans Group in exchange for membership units. Simultaneously, Morgans Group issued additional membership units to the Predecessor in exchange for cash raised by the Company from the IPO. The Former Parent also contributed all the membership interests in its hotel management business to Morgans Group in return for 1,000,000 membership units in Morgans Group exchangeable for shares of the Company’s common stock. The Company is the managing member of Morgans Group, and has full management control. On April 24, 2008, 45,935 outstanding membership units in Morgans Group were exchanged for 45,935 shares of the Company’s common stock. As of June 30, 2011, 954,065 membership units in Morgans Group remain outstanding.
On February 17, 2006, the Company completed its IPO. The Company issued 15,000,000 shares of common stock at $20 per share resulting in net proceeds of approximately $272.5 million, after underwriters’ discounts and offering expenses.
The Company has one reportable operating segment; it operates, owns, acquires and redevelops boutique hotels.
Operating Hotels
The Company’s operating hotels as of June 30, 2011 are as follows:

		Number of
Hotel Name	Location	Rooms	Ownership
Hudson	New York, NY	834	(1)
Morgans	New York, NY	114	(2)
Royalton	New York, NY	168	(2)
Mondrian SoHo	New York, NY	270	(3)
Delano South Beach	Miami Beach, FL	194	(4)
Mondrian South Beach	Miami Beach, FL	328	(5)
Shore Club	Miami Beach, FL	309	(6)
Mondrian Los Angeles	Los Angeles, CA	237	(7)
Clift	San Francisco, CA	372	(8)
Ames	Boston, MA	114	(9)
Sanderson	London, England	150	(5)
St Martins Lane	London, England	204	(5)
Water and Beach Club Hotel	San Juan, PR	78	(10)
Hotel Las Palapas	Playa del Carmen, Mexico	75	(11)

(1)	The Company owns 100% of Hudson, which is part of a property that is structured as a condominium, in which Hudson constitutes 96% of the square footage of the entire building.

(2)	Operated under a management contract; wholly-owned until May 23, 2011, when the hotel was sold to a third-party.

(3)
Operated under a management contract and owned through an unconsolidated joint venture in which the Company held a minority ownership interest of approximately 20% at June 30, 2011 based on cash contributions. See note 4.

(4)	Wholly-owned hotel.

(5)	Owned through a 50/50 unconsolidated joint venture. See note 4.

(6)	Operated under a management contract and owned through an unconsolidated joint venture in which the Company held a minority ownership interest of approximately 7% as of June 30, 2011. See note 4

(7)	Operated under a management contract; wholly-owned until May 3, 2011, when the hotel was sold to a third party.

(8)	The hotel is operated under a long-term lease which is accounted for as a financing. See note 6.

(9)
Operated under a management contract and owned through an unconsolidated joint venture in which the Company held a minority interest ownership of approximately 31% at June 30, 2011 based on cash contributions. See note 4.

(10)
Operated under a management contract, with an unconsolidated minority ownership interest of approximately 25% at June 30, 2011 based on cash contributions. Effective July 13, 2011 the Company no longer operates the Water and Beach Club Hotel.

(11)	Operated under a management contract.
Restaurant Joint Venture
Prior to June 20, 2011, the food and beverage operations of certain of the hotels were operated under 50/50 joint ventures with a third party restaurant operator, China Grill Management Inc. (“CGM”). The joint ventures operated, and CGM managed, certain restaurants and bars at Delano South Beach, Mondrian Los Angeles, Mondrian South Beach, Morgans, Sanderson and St Martins Lane. The food and beverage joint ventures at hotels the Company owned were consolidated, as the Company believed that it was the primary beneficiary of these entities. The Company’s partner’s share of the results of operations of these food and beverage joint ventures were recorded as noncontrolling interests in the accompanying consolidated financial statements. The food and beverage joint ventures at hotels in which the Company had a joint venture ownership interest were accounted for using the equity method, as the Company did not believe it exercised control over significant asset decisions such as buying, selling or financing, and the Company was not the primary beneficiary of the entities.
On June 20, 2011, pursuant to an omnibus agreement, subsidiaries of the Company acquired from affiliates of CGM the 50% interests CGM owned in the Company’s food and beverage joint ventures for approximately $20 million (the “CGM Transaction”). CGM has agreed to continue to manage the food and beverage operations at these properties for a transitional period pursuant to short-term cancellable management agreements while the Company reassesses its food and beverage strategy.
As a result of the CGM Transaction, the Company owns 100% of the former food and beverage joint venture entities located at Morgans, Delano South Beach, Sanderson and St Martins Lane, all of which are consolidated in the Company’s consolidated financial statements. Prior to the completion of the CGM Transaction, the Company accounted for the food and beverage entities located at Sanderson and St Martins Lane using the equity method of accounting. See note 4.

The Company’s resulting ownership interests in the remaining two of these food and beverage ventures, covered by the CGM Transaction, relating to the food and beverage operations at Mondrian Los Angeles and Mondrian South Beach, are less than 100%, and were reevaluated in accordance with ASC 810-10, Consolidation (“ASC 810-10”). The Company concluded that these two ventures do not meet the requirements of a variable interest entity and accordingly, these investments in joint ventures are accounted for using the equity method, as the Company does not believe it exercises control over significant asset decisions such as buying, selling or financing. See note 4. Prior to the completion of the CGM Transaction, the Company consolidated the Mondrian Los Angeles food and beverage entity, as it exercised control and was the primary beneficiary of the venture.
On August 5, 2011, an affiliate of Pebblebrook Hotel Trust (“Pebblebrook”), the company that purchased Mondrian Los Angeles in May 2011 (as discussed in note 12), exercised its option to purchase the Company’s remaining ownership interest in the food and beverage operations at Mondrian Los Angeles for approximately $2.5 million. As a result of Pebblebrook’s exercise of this purchase option, the Company no longer has any ownership interest in the food and beverage operations at Mondrian Los Angeles.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Effective January 1, 2010, the Financial Accounting Standards Board (“FASB”) amended the guidance in ASC 810-10, for determining whether an entity is a variable interest entity and requiring the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity. Under this guidance, an entity would be required to consolidate a variable interest entity if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the variable interest entity or the right to receive benefits from the variable interest entity that could be significant to the variable interest entity. Adoption of this guidance on January 1, 2010 did not have a material impact on the consolidated financial statements.

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
The Company’s deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the Company’s provision for income taxes and increases to the valuation allowance result in additional provision for income taxes. The realization of the Company’s deferred tax assets, net of the valuation allowance, is primarily dependent on estimated future taxable income. A change in the Company’s estimate of future taxable income may require an addition to or reduction from the valuation allowance. The Company has established a reserve on a portion of its deferred tax assets based on anticipated future taxable income and tax strategies which may include the sale of hotel properties or an interest therein. When the Company sells a wholly-owned hotel subject to a long-term management contract, the pretax gain is deferred and is recognized over the life of the contract. In such instances, the Company establishes a deferred tax asset on the deferred gain and recognizes the related tax benefit through the tax provision. In May 2011, the Company used a portion of its tax net operating loss carryforwards to offset the gains on the sale of Royalton, Morgans and Mondrian Los Angeles.
All of the Company’s foreign subsidiaries are subject to local jurisdiction corporate income taxes. Income tax expense is reported at the applicable rate for the periods presented.
Income taxes for the three and six months ended June 30, 2011 and 2010, were computed using the Company’s effective tax rate.
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
As of June 30, 2011, the estimated fair market value of the Company’s cash flow hedges is immaterial.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2011 the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. Accordingly, all derivatives have been classified as Level 2 fair value measurements.
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
In connection with its Outperformance Award Program, as discussed in note 7, the Company issued OPP LTIP Units (as defined in note 7) which were initially fair valued on the date of grant, and on June 30, 2011, utilizing a Monte Carlo simulation to estimate the probability of the performance vesting conditions being satisfied. The Monte Carlo simulation used a statistical formula underlying the Black-Scholes and binomial formulas and such simulation was run approximately 100,000 times. As the Company has the ability to settle the vested OPP LTIP Units with cash, these awards are not considered to be indexed to the Company’s stock price and must be accounted for as liabilities at fair value.

Although the Company has determined that the majority of the inputs used to value the OPP LTIP Units fall within Level 1 of the fair value hierarchy, the Monte Carlo simulation model utilizes Level 3 inputs, such as estimates of the Company’s volatility. Accordingly, the OPP LITP Unit liability was classified as a Level 3 fair value measure.
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
The Company’s financial instruments include cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, and fixed and variable rate debt. Management believes the carrying amount of the aforementioned financial instruments, excluding fixed-rate debt, is a reasonable estimate of fair value as of June 30, 2011 and December 31, 2010 due to the short-term maturity of these items or variable market interest rates.
The fair market value of the Company’s $222.6 million of fixed rate debt, excluding capitalized lease obligations and including the Convertible Notes at face value, as of June 30, 2011 and December 31, 2010 was approximately $237.9 million and $248.6 million, respectively, using market interest rates.
Stock-based Compensation
The Company accounts for stock based employee compensation using the fair value method of accounting described in ASC 718-10. For share grants, total compensation expense is based on the price of the Company’s stock at the grant date. For option grants, the total compensation expense is based on the estimated fair value using the Black-Scholes option-pricing model. For awards under the Company’s Outperformance Award Program, discussed in note 7, long-term incentive awards, the total compensation expense is based on the estimated fair value using the Monte Carlo pricing model. Compensation expense is recorded ratably over the vesting period, if any. Stock compensation expense recognized for the three months ended June 30, 2011 and 2010 was $2.0 million and $2.8 million, respectively. Stock compensation expense recognized for the six months ended June 30, 2011 and 2010 was $6.0 million and $6.6 million, respectively.
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
Noncontrolling Interest
The Company follows ASC 810-10, when accounting and reporting for noncontrolling interests in a consolidated subsidiary and the deconsolidation of a subsidiary. Under ASC 810-10, the Company reports noncontrolling interests in subsidiaries as a separate component of stockholders’ equity (deficit) in the consolidated financial statements and reflects net income (loss) attributable to the noncontrolling interests and net income (loss) attributable to the common stockholders on the face of the consolidated statements of operations and comprehensive loss.

The membership units in Morgans Group, the Company’s operating company, owned by the Former Parent are presented as noncontrolling interest in Morgans Group in the consolidated balance sheets and were approximately $9.2 million and $10.6 million as of June 30, 2011 and December 31, 2010, respectively. The noncontrolling interest in Morgans Group is: (i) increased or decreased by the limited members’ pro rata share of Morgans Group’s net income or net loss, respectively; (ii) decreased by distributions; (iii) decreased by exchanges of membership units for the Company’s common stock; and (iv) adjusted to equal the net equity of Morgans Group multiplied by the limited members’ ownership percentage immediately after each issuance of units of Morgans Group and/or shares of the Company’s common stock and after each purchase of treasury stock through an adjustment to additional paid-in capital. Net income or net loss allocated to the noncontrolling interest in Morgans Group is based on the weighted-average percentage ownership throughout the period.
Additionally, less than $0.3 million was recorded as noncontrolling interest as of December 31, 2010, which represents the Company’s joint venture partner’s interest in food and beverage ventures at certain of the Company’s hotels.
Reclassifications
Certain prior year financial statement amounts have been reclassified to conform to the current year presentation, including discontinued operations, discussed in note 9, and assets held for sale, discussed in note 12.
New Accounting Pronouncements
Accounting Standards Update No. 2011-04 — “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU No.2011-04”) generally provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will be effective for interim and annual periods beginning on or after December 15, 2011. The Company does not believe ASU 2011-04 will have a material impact on its financial statements.
Accounting Standards Update No. 2011-05 — “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”) amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company believes the adoption of this update may provide additional detail on the consolidated financial statements when applicable, but will not have any other impact on the Company’s financial statements.
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

Basic earnings (loss) per share is calculated based on the weighted average number of common stock outstanding during the period. Diluted earnings (loss) per share include the effect of potential shares outstanding, including dilutive securities. Potential dilutive securities may include shares and options granted under the Company’s stock incentive plan and membership units in Morgans Group, which may be exchanged for shares of the Company’s common stock under certain circumstances. The 954,065 Morgans Group membership units (which may be converted to cash, or at the Company’s option, common stock) held by third parties at June 30, 2011, warrants issued to the Investors, unvested restricted stock units, LTIP Units (as defined in note 7), stock options, and OPP LTIP Units and shares issuable upon conversion of outstanding Convertible Notes (as defined in note 6) have been excluded from the diluted net income (loss) per common share calculation, as there would be no effect on reported diluted net income (loss) per common share.
The table below details the components of the basic and diluted loss per share calculations (in thousands, except for per share data):

	Three Months	Three Months
	Ended	Ended
	June 30, 2011	June 30, 2010
Numerator:
Net loss from continuing operations	$(11,802)	$(21,058)
Net loss from discontinued operations	(5)	(447)

Net loss	(11,807)	(21,505)
Net loss attributable to noncontrolling interest	383	434

Net loss attributable to Morgans Hotel Group Co.	(11,424)	(21,071)

Less: preferred stock dividends and accretion	2,229	2,114

Net loss attributable to common shareholders	$(13,653)	$(23,185)

Denominator, continuing and discontinued operations:
Weighted average basic common shares outstanding	30,498	30,484
Effect of dilutive securities	—	—

Weighted average diluted common shares outstanding	30,498	30,484

Basic and diluted loss from continuing operations per share	$(0.45)	$(0.75)

Basic and diluted loss from discontinued operations per share	$0.00	$(0.01)

Basic and diluted loss available to common stockholders per common share	$(0.45)	$(0.76)

	Six Months	Six Months
	Ended	Ended
	June 30, 2011	June 30, 2010
Numerator:
Net loss from continuing operations	$(45,160)	$(54,367)
Net income from discontinued operations	485	16,755

Net loss	(44,675)	(37,612)
Net loss attributable to noncontrolling interest	1,208	581

Net loss attributable to Morgans Hotel Group Co.	(43,467)	(37,031)

Less: preferred stock dividends and accretion	4,416	4,192

Net loss attributable to common shareholders	$(47,883)	$(41,223)

Denominator, continuing and discontinued operations:
Weighted average basic common shares outstanding	31,255	30,395
Effect of dilutive securities	—	—

Weighted average diluted common shares outstanding	31,255	30,395

Basic and diluted loss from continuing operations per share	$(1.55)	$(1.91)

Basic and diluted income from discontinued operations per share	$0.02	$0.55

Basic and diluted loss available to common stockholders per common share	$(1.53)	$(1.36)

4. Investments in and Advances to Unconsolidated Joint Ventures
The Company’s investments in and advances to unconsolidated joint ventures and its equity in earnings (losses) of unconsolidated joint ventures are summarized as follows (in thousands):
Investments

	As of	As of
	June 30,	December 31,
Investment	2011	2010
Mondrian South Beach	$4,339	$5,817
Morgans Hotel Group Europe Ltd.	1,631	1,366
Mondrian SoHo	—	—
Boston Ames	10,244	10,709
Mondrian Los Angeles food and beverage — SC Sunset (1)	2,500	—
Mondrian South Beach food and beverage — MC South Beach (1)	1,700	—
Other	157	2,558

Total investments in and advances to unconsolidated joint ventures	$20,571	$20,450

	As of	As of
	June 30,	December 31,
Investment	2011	2010
Restaurant Venture — SC London (2)	$—	$(1,509)
Hard Rock Hotel & Casino (3)	—	—

Total losses from and distributions in excess of investment in unconsolidated joint ventures	$—	$(1,509)

(1)
Following the CGM Transaction, the Company’s ownership interest in these food and beverage joint ventures are less than 100%, and based on the Company’s evaluation, these two ventures do not meet the requirements of a variable interest entity. Accordingly, these joint ventures are accounted for using the equity method. Effective August 5, 2011, the Company no longer has an ownership interest in the food and beverage operations at Mondrian Los Angeles. See note 1.

(2)
Until June 20, 2011, the Company had a 50% ownership interest in the SC London restaurant venture. In connection with the CGM Transaction, the Company owns 100% of the SC London restaurant venture, which is consolidated into the Company’s financial statements effective June 20, 2011, the date the CGM Transaction closed.

(3)
Until March 1, 2011, the Company had a partial ownership interest in the Hard Rock and managed the property pursuant to a management agreement that was terminated in connection with the Hard Rock settlement (discussed below).

Equity in income (loss) from unconsolidated joint ventures

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Investment	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Morgans Hotel Group Europe Ltd.	$885	$687	$892	$1,499
Restaurant Venture — SC London (1)	(290)	(191)	(510)	(448)
Mondrian South Beach	(978)	192	(1,478)	(232)
Ames	(1)	(95)	(465)	(491)
Mondrian SoHo	(529)	(8,335)	(2,461)	(8,335)
Hard Rock Hotel & Casino (2)	—	—	(6,376)	—
Other	3	3	5	5

Total equity in loss from unconsolidated joint ventures	$(910)	$(7,739)	$(10,393)	$(8,002)

(1)
Until June 20, 2011, the Company had a 50% ownership interest in the SC London restaurant venture. As a result of the CGM Transaction, the Company now owns 100% of the SC London restaurant venture, which is consolidated into the Company’s financial statements effective June 20, 2011, the date the CGM Transaction closed.

(2)
Until March 1, 2011, the Company had a partial ownership interest in the Hard Rock and managed the property pursuant to a management agreement that was terminated in connection with the Hard Rock settlement (discussed below). Reflects the period operated in 2011.

Morgans Hotel Group Europe Limited
As of June 30, 2011, the Company owned interests in two hotels in London, England, St Martins Lane, a 204-room hotel, and Sanderson, a 150-room hotel, through a 50/50 joint venture known as Morgans Hotel Group Europe Limited (“Morgans Europe”) with Walton MG London Investors V, L.L.C (“Walton”).
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
Under a management agreement with Morgans Europe, the Company earns management fees and a reimbursement for allocable chain service and technical service expenses. The Company is also entitled to an incentive management fee and a capital incentive fee. The Company did not earn any incentive fees during the three and six months ended June 30, 2011 and 2010.
On July 15, 2010, the joint venture refinanced in full its then outstanding £99.3 million mortgage debt with a new £100 million loan maturing in July 2015 that is non-recourse to the Company and is secured by Sanderson and St Martins Lane. The joint venture also entered into a swap agreement that effectively fixes the interest rate at 5.22% for the term of the loan, a reduction in interest rate of approximately 105 basis points, as compared to the previous mortgage loan. As of June 30, 2011, Morgans Europe had outstanding mortgage debt of £99.5 million, or approximately $159.2 million at the exchange rate of 1.60 US dollars to GBP at June 30, 2011.
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
Morgans Group and affiliates of its joint venture partner have agreed to provide standard non-recourse carve-out guaranties and provide certain limited indemnifications for the Mondrian South Beach mortgage and mezzanine loans. In the event of a default, the lenders’ recourse is generally limited to the mortgaged property or related equity interests, subject to standard non-recourse carve-out guaranties for “bad boy” type acts. Morgans Group and affiliates of its joint venture partner also agreed to guaranty the joint venture’s obligation to reimburse certain expenses incurred by the lenders and indemnify the lenders in the event such lenders incur liability as a result of any third-party actions brought against Mondrian South Beach. Morgans Group and affiliates of its joint venture partner have also guaranteed the joint venture’s liability for the unpaid principal amount of any seller financing note provided for condominium sales if such financing or related mortgage lien is found unenforceable, provided they shall not have any liability if the seller financed unit becomes subject again to the lien of the lender’s mortgage or title to the seller financed unit is otherwise transferred to the lender or if such seller financing note is repurchased by Morgans Group and/or affiliates of its joint venture at the full amount of unpaid principal balance of such seller financing note. In addition, although construction is complete and Mondrian South Beach opened on December 1, 2008, Morgans Group and affiliates of its joint venture partner may have continuing obligations under construction completion guaranties until all outstanding payables due to construction vendors are paid. As of June 30, 2011, there are remaining payables outstanding to vendors of approximately $1.3 million. The Company believes that payment under these guaranties is not probable and the fair value of the guarantee is not material.
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
Following the formation of Hard Rock Hotel Holdings, LLC, additional cash contributions were made by both the DLJMB Parties and the Morgans Parties, including disproportionate cash contributions by the DLJMB Parties. Prior to the Hard Rock settlement, discussed below, the DLJMB Parties had contributed an aggregate of $424.8 million in cash and the Morgans Parties had contributed an aggregate of $75.8 million in cash. In 2009, the Company wrote down the Company’s investment in Hard Rock to zero.
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
On February 6, 2011, subsidiaries of Hard Rock Hotel Holdings, LLC, Vegas HR Private Limited (the “Mortgage Lender”), Brookfield Financial, LLC-Series B (the “First Mezzanine Lender), the Second Mezzanine Lender, Morgans Group, certain affiliates of DLJMB, and certain other related parties entered into a Standstill and Forbearance Agreement.
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

As a result of the settlement and completion of certain gaming de-registration procedures, the Company is no longer subject to Nevada gaming regulations.
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
On July 31, 2010, the lender amended the debt financing on the property to provide for, among other things, extensions of the maturity date of the mortgage loan secured by the hotel to November 2011 with extension options through 2015, subject to certain conditions including a minimum debt service coverage test calculated, as defined, based on ratios of net operating income to debt service for the three months ended September 30, 2011 of 1:1 or greater. In addition to new funds provided by the lender, Cape Advisors Inc. made cash and other contributions to the joint venture, and the Company agreed to provide up to $3.2 million of additional funds to be treated as a loan with priority over the equity, to complete the project. The Company has contributed the full amount of this priority loan, as well as additional funds, all of which were considered impaired and recorded as impairment charges through equity in loss of unconsolidated joint ventures during the period funds were contributed. As of June 30, 2011, the Company’s investment balance in the joint venture was zero.
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
As of December 31, 2010, the Mondrian SoHo joint venture was determined to be a variable interest entity, but the Company was not its primary beneficiary and, therefore, consolidation of this joint venture is not required. In February 2011, when Mondrian SoHo opened, the Company determined that the joint venture was an operating business. The Company continues to account for its investment in Mondrian SoHo using the equity method of accounting.
Ames
On June 17, 2008, the Company, Normandy Real Estate Partners, and Ames Hotel Partners entered into a joint venture agreement as part of the development of the Ames hotel in Boston. Ames opened on November 19, 2009 and has 114 guest rooms, a restaurant, bar and other facilities. The Company manages Ames under a 15-year management contract.
The Company has contributed approximately $11.5 million in equity through June 30, 2011 for an approximately 31% interest in the joint venture. The joint venture obtained a loan for $46.5 million secured by the hotel, which was outstanding as of June 30, 2011. The project also qualified for federal and state historic rehabilitation tax credits which were sold for approximately $16.9 million.

In October 2010, the mortgage loan secured by Ames matured, and the joint venture did not satisfy the conditions necessary to exercise the first of two remaining one-year extension options available under the loan, which included funding a debt service reserve account, among other things. As a result, the mortgage lender for Ames served the joint venture with a notice of default and acceleration of debt. In February 2011, the joint venture reached an agreement with the lender whereby the lender waived the default, reinstated the loan and extended the loan maturity date until October 9, 2011 with a one-year extension option, subject to certain conditions, including sufficient deposits into a debt service reserve account. In connection with the amendment, the joint venture was required to deposit $1.0 million into a debt service account.
Shore Club
The Company operates Shore Club under a management contract and owned a minority ownership interest of approximately 7% at June 30, 2011. On September 15, 2009, the joint venture that owns Shore Club received a notice of default on behalf of the special servicer for the lender on the joint venture’s mortgage loan for failure to make its September monthly payment and for failure to maintain its debt service coverage ratio, as required by the loan documents. On October 7, 2009, the joint venture received a second letter on behalf of the special servicer for the lender accelerating the payment of all outstanding principal, accrued interest, and all other amounts due on the mortgage loan. The lender also demanded that the joint venture transfer all rents and revenues directly to the lender to satisfy the joint venture’s debt. In March 2010, the lender for the Shore Club mortgage initiated foreclosure proceedings against the property in U.S. federal district court. In October 2010, the federal court dismissed the case for lack of jurisdiction. In November 2010, the lender initiated foreclosure proceedings in state court. The Company continues to operate the hotel pursuant to the management agreement during these proceedings. However, there can be no assurances the Company will continue to operate the hotel once foreclosure proceedings are complete.
SC Sunset and MC South Beach
On June 20, 2011, the Company completed the CGM Transaction, pursuant to which subsidiaries of the Company acquired from affiliates of CGM the 50% interests CGM owned in the Company’s food and beverage joint ventures for approximately $20 million. CGM has agreed to continue to manage the food and beverage operations at these properties for a transitional period pursuant to short-term cancellable management agreements while the Company reassess its food and beverage strategy.
The Company’s ownership interest in two of the food and beverage ventures covered by the CGM Transaction, Sunset Restaurant LLC (“SC Sunset”) at Mondrian Los Angeles, and MC South Beach LLC (“MC South Beach”) at Mondrian South Beach, are less than 100%, and were reevaluated in accordance with ASC 810-10. The Company concluded that these two ventures do not meet the requirements of a variable interest entity and accordingly, these investments in joint ventures are accounted for using the equity method, as the Company does not believe it exercised control over significant asset decisions such as buying, selling or financing.
On August 5, 2011, an affiliate of Pebblebrook, the company that purchased Mondrian Los Angeles in May 2011 (as discussed in note 12), exercised its option to purchase the Company’s remaining ownership interest in the food and beverage operations at Mondrian Los Angeles for approximately $2.5 million. As a result of Pebblebrook’s exercise of this purchase option, the Company no longer has any ownership interest in the food and beverage operations at Mondrian Los Angeles.

5. Other Liabilities
Other liabilities consist of the following (in thousands):

	As of	As of
	June 30,	December 31,
	2010	2009
OPP Liability (note 7)	$394	$—
Designer fee payable	13,866	13,866

	$14,260	$13,866

OPP Liability
As discussed further in note 7, the estimated fair value of the OPP LTIP Units liability was approximately $0.4 million at June 30, 2011.
Designer Fee Payable
As of June 30, 2011 and December 31, 2010, the balance of other liabilities consisted of $13.9 million, which is related to a fee payable to a designer. The Former Parent had an exclusive service agreement with a hotel designer, pursuant to which the designer has initiated various claims related to the agreement. Although the Company is not a party to the agreement, it may have certain contractual obligations or liabilities to the Former Parent in connection with the agreement. According to the agreement, the designer was owed a base fee for each designed hotel, plus 1% of Gross Revenues, as defined in the agreement, for a 10-year period from the opening of each hotel. In addition, the agreement also called for the designer to design a minimum number of projects for which the designer would be paid a minimum fee. A liability amount has been estimated and recorded in these consolidated financial statements before considering any defenses and/or counter-claims that may be available to the Company or the Former Parent in connection with any claim brought by the designer. The Company believes the probability of losses associated with this claim in excess of the liability that is accrued of $13.9 million is remote and cannot reasonably estimate of range of such additional losses, if any, at this time. The estimated costs of the design services were capitalized as a component of the applicable hotel and amortized over the five-year estimated life of the related design elements.
6. Debt and Capital Lease Obligations
Debt and capital lease obligations consists of the following (in thousands):

	As of	As of
	June 30,	December 31,	Interest rate at
Description	2011	2010	June 30, 2011
Notes secured by Hudson (a)	$201,162	$201,162	1.29% (LIBOR + 1.03%)
Notes secured by equity interests in Henry Hudson Holdings (a)	26,500	26,500	3.24% (LIBOR + 2.98%)
Clift debt (b)	85,989	85,033	9.60%
Liability to subsidiary trust (c)	50,100	50,100	8.68%
Convertible Notes, face value of $172.5 million (d)	165,007	163,869	2.38%
Revolving credit facility (e)	—	26,008	(e)
Capital lease obligations (f)	6,107	6,107	(f)

Debt and capital lease obligation	$534,865	$558,779

Mortgage debt secured by assets held for sale — Mondrian Los Angeles (a)	$—	103,496
Notes secured by property held for non-sale disposition (g)	$—	$10,500
(a) Mortgage Agreement — Notes secured by Hudson and Mondrian Los Angeles
On October 6, 2006, subsidiaries of the Company, Henry Hudson Holdings LLC (“Hudson Holdings”) and Mondrian Holdings LLC (“Mondrian Holdings”), entered into non-recourse mortgage financings consisting of two separate first mortgage loans secured by Hudson and Mondrian Los Angeles, respectively (collectively, the “Mortgages”), and another subsidiary of the Company entered into a mezzanine loan related to Hudson, secured by a pledge of the Company’s equity interests in Hudson Holdings.

On October 14, 2009, the Company entered into an agreement with the lender that holds, among other loans, the mezzanine loan on Hudson. Under the agreement, the Company paid an aggregate of $11.2 million to (i) reduce the principal balance of the mezzanine loan from $32.5 million to $26.5 million, (ii) acquire interests in $4.5 million of certain debt securities secured by certain of the Company’s other debt obligations, (iii) pay fees, and (iv) obtain a forbearance from the mezzanine lender until October 12, 2013 from exercising any remedies resulting from a maturity default, subject only to maintaining certain interest rate caps and making an additional aggregate payment of $1.3 million to purchase additional interests in certain of the Company’s other debt obligations prior to October 11, 2011. The mezzanine lender also agreed to cooperate with the Company in its efforts to seek an extension of the Hudson Holdings Mortgage and consent to certain refinancings and other modifications of the Hudson Holdings Mortgage.
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
The interest rates were also amended to 30-day LIBOR plus 1.03% on the Hudson Holdings Amended Mortgage and 30-day LIBOR plus 1.64% on the Mondrian Holdings Amended Mortgage. The interest rate on the Hudson mezzanine loan continues to bear interest at 30-day LIBOR plus 2.98%. The Company entered into interest rate caps expiring October 15, 2011 in connection with the Amended Mortgages, which effectively cap the 30-day LIBOR rate at 5.3% on the Hudson Holdings Amended Mortgage, capped the 30-day LIBOR rate at 4.25% on the Mondrian Holdings Amended Mortgage, and effectively cap the 30-day LIBOR rate at 7.0% on the Hudson mezzanine loan.
On May 3, 2011, the Company completed the sale of Mondrian Los Angeles for $137.0 million to Wolverines Owner LLC, an affiliate of Pebblebrook, pursuant to a purchase and sale agreement entered into on April 22, 2011. The Company applied a portion of the proceeds from the sale, along with approximately $9.2 million of cash in escrow, to retire the $103.5 million Mondrian Holdings Amended Mortgage.
The Hudson Holdings Amended Mortgage requires the Company’s subsidiary borrower to fund reserve accounts to cover monthly debt service payments. The subsidiary borrower is also required to fund reserves for property, sales and occupancy taxes, insurance premiums, capital expenditures and the operation and maintenance of Hudson. Reserves are deposited into restricted cash accounts and are released as certain conditions are met. Starting in 2009, the mortgage had fallen below the required debt service coverage and as such, all excess cash, once all other reserve accounts were completed, were funded into a curtailment reserve account. At the time the modification agreement was entered into, the majority of the balance in the curtailment reserve account was used to reduce the amount of debt outstanding under the Hudson Holdings Amended Mortgage, as discussed above. Under the Hudson Holdings Amended Mortgage, all excess cash is required to be funded into the curtailment reserve account regardless of the Company’s debt service coverage ratio. The subsidiary borrower is not permitted to have any liabilities other than certain ordinary trade payables, purchase money indebtedness, capital lease obligations and certain other liabilities.
The Hudson Holdings Amended Mortgage prohibits the incurrence of additional debt on Hudson. Furthermore, the subsidiary borrower is not permitted to incur additional mortgage debt or partnership interest debt. The Hudson Holdings Amended Mortgage does not permit (1) transfers of more than 49% of the interests in the subsidiary borrowers, Morgans Group or the Company or (2) a change in control of the subsidiary borrower, or in respect of Morgans Group or the Company itself, without, in each case, complying with various conditions or obtaining the prior written consent of the lender.

The Hudson Holdings Amended Mortgage provides for events of default customary in mortgage financings, including, among others, failure to pay principal or interest when due, failure to comply with certain covenants, certain insolvency and receivership events affecting the subsidiary borrowers, Morgans Group or the Company, and breach of the encumbrance and transfer provisions. In the event of a default under the Hudson Holdings Amended Mortgage, the lender’s recourse is limited to the mortgaged property, unless the event of default results from insolvency, a voluntary bankruptcy filing, a breach of the encumbrance and transfer provisions, or various other “bad boy” type acts, in which event the lender may also pursue remedies against Morgans Group.
The Company is pursuing a number of options to finance the Hudson Holdings Amended Mortgage and Hudson mezzanine loan maturities, including using a portion of the proceeds from asset sales and debt refinancing. The Company believes it has sufficient capital to refinance the debt and provide capital for growth.
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
(d) October 2007 Convertible Notes Offering
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
(e) Revolving Credit Facility
On October 6, 2006, the Company and certain of its subsidiaries entered into a revolving credit facility with Wachovia Bank, National Association, as Administrative Agent, and the other lenders party thereto, which was amended on August 5, 2009, (the “Amended Revolving Credit Facility”).
The Amended Revolving Credit Facility provided for a maximum aggregate amount of commitments of $125.0 million, divided into two tranches, which were secured by the mortgages on Morgans, Royalton and Delano South Beach.
The Amended Revolving Credit Facility bore interest at a fluctuating rate measured by reference to, at the Company’s election, either LIBOR (subject to a LIBOR floor of 1%) or a base rate, plus a borrowing margin. LIBOR loans had a borrowing margin of 3.75% per annum and base rate loans have a borrowing margin of 2.75% per annum.
On May 23, 2011, in connection with the sale of Royalton and Morgans, the Company used a portion of the sales proceeds to retire all outstanding debt under the Amended Revolving Credit Facility. These hotels, along with Delano South Beach, were collateral for the Amended Revolving Credit Facility, which terminated with the sale of the properties securing the facility.
On July 28, 2011, the Company and certain of its subsidiaries, including Beach Hotel Associates LLC (the “Florida Borrower” collectively, the “Borrowers”), entered into a secured Credit Agreement (the “Delano Credit Agreement”), with Deutsche Bank Securities Inc. as sole lead arranger, Deutsche Bank Trust Company Americas, as agent (the “Agent”), and the lenders party thereto (the “Lenders”).
The Delano Credit Agreement provides commitments for a $100 million revolving credit facility and includes a $15 million letter of credit sub-facility. The maximum amount of such commitments available at any time for borrowings and letters of credit is determined according to a borrowing base valuation equal to the lesser of (i) 55% of the appraised value of Delano (the “Florida Property”) and (ii) the adjusted net operating income for the Florida Property divided by 11%. Extensions of credit under the Delano Credit Agreement are available for general corporate purposes. The commitments under the Delano Credit Agreement may be increased by up to an additional $10 million during the first two years of the facility, subject to certain conditions, including obtaining commitments from any one or more lenders to provide such additional commitments. The commitments under the Delano Credit Agreement terminate on July 28, 2014, at which time all outstanding amounts under the Delano Credit Agreement will be due and payable.

The obligations of the Borrowers under the Delano Credit Agreement are guaranteed by the Company and a subsidiary of the Company. Such obligations are also secured by a mortgage on the Florida Property and all associated assets of the Florida Borrower, as well as a pledge of all equity interests in the Florida Borrower.
The interest rate applicable to loans under the Delano Credit Agreement is a floating rate of interest per annum, at the Borrowers’ election, of either LIBOR (subject to a LIBOR floor of 1.00%) plus 4.00%, or a base rate plus 3.00%. In addition, a commitment fee of 0.50% applies to the unused portion of the commitments under the Delano Credit Agreement.
The Borrowers’ ability to borrow under the Delano Credit Agreement is subject to ongoing compliance by the Company and the Borrowers with various customary affirmative and negative covenants, including limitations on liens, indebtedness, issuance of certain types of equity, affiliated transactions, investments, distributions, mergers and asset sales. In addition, the Delano Credit Agreement requires that the Company and the Borrowers maintain a fixed charge coverage ratio (consolidated EBITDA to consolidated fixed charges) of no less than (i) 1.05 to 1.00 at all times on or prior to June 30, 2012 and (ii) 1.10 to 1.00 at all times thereafter.
The Delano Credit Agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the Lenders to, among other things, declare the principal, accrued interest and other obligations of the Borrowers under the Delano Credit Agreement to be immediately due and payable.
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
The second lease requires the Company to make annual payments, currently $328,128 (subject to increases due to increases in the Consumer Price Index) through December 2098. The Company has allocated both of the leases’ payments between the land and building based on their estimated fair values. The portion of the payments allocated to building has been capitalized at the present value of the future minimum lease payments. The portion of the payments allocable to land is treated as operating lease payments. The imputed interest rate on both of these leases is 8%, which is based on the Company’s incremental borrowing rate at the time the lease agreement was executed. The capital lease obligations related to the units amounted to approximately $6.1 million as of June 30, 2011 and December 31, 2010. Substantially all of the principal payments on the capital lease obligations are due at the end of the lease agreements.
(g) Notes secured by property held for non sale disposition
An indirect subsidiary of the Company had issued a $10.0 million interest only non-recourse promissory note to the seller of the property across from the Delano South Beach which was due on January 24, 2011 and secured by the property. Additionally, a separate indirect subsidiary of the Company had issued a $0.5 million interest only non-recourse promissory note to an affiliate of the seller which was also due on January 24, 2011 and secured with a pledge of the equity interests in the Company’s subsidiary that owned the property. In January 2011, the Company’s indirect subsidiary transferred its interests in the property across the street from Delano South Beach to SU Gale Properties, LLC (the “Gale Transaction”). As a result of the Gale Transaction, the Company was released from the $10.5 million of non-recourse mortgage and mezzanine indebtedness.

7. Omnibus Stock Incentive Plan
RSUs, LTIPs and Stock Options
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
On April 7, 2011, the Compensation Committee of the Board of Directors of the Company issued an aggregate of 100,000 LTIP units to the Company’s Chief Financial Officer and other senior executive under the Amended 2007 Incentive Plan. All grants vest one-third of the amount granted on each of the first three anniversaries of the grant date so long as the recipient continues to be an eligible participant. The estimated fair value of each such LTIP unit granted was $9.09 at the grant date.
Also on April 7, 2011, the Compensation Committee of the Board of Directors of the Company issued an aggregate of 186,900 RSUs to employees under the Amended 2007 Incentive Plan. All grants vest one-third of the amount granted on each of the first three anniversaries of the grant date so long as the recipient continues to be an eligible participant. The estimated fair value of each such RSU granted was $9.09 at the grant date.
On May 19, 2011, the Company issued an aggregate of 36,270 RSUs to the Company’s non-employee directors under the Amended 2007 Incentive Plan, which vested immediately upon grant. The fair value of each such RSU was $8.27 at the grant date.
A summary of stock-based incentive awards as of June 30, 2011 is as follows (in units, or shares, as applicable):

	Restricted Stock
	Units	LTIP Units	Stock Options
Outstanding as of January 1, 2011	805,334	2,271,437	1,506,337
Granted during 2011	336,920	300,000	1,300,000
Distributed/exercised during 2011	(150,328)	—	—
Forfeited during 2011	(91,015)	—	—

Outstanding as of June 30, 2011	900,911	2,571,437	2,806,337

Vested as of June 30, 2011	208,576	2,243,835	1,506,337

As of June 30, 2011 and December 31, 2010, there were approximately $11.9 million and $6.8 million, respectively, of total unrecognized compensation costs related to unvested RSU, LTIP and option share awards. As of June 30, 2011, the weighted-average period over which this unrecognized compensation expense will be recorded is approximately 1.4 years.
Total stock compensation expense related to RSUs, LTIPs and options, which is included in corporate expenses on the accompanying consolidated statements of operations and comprehensive loss, was $1.6 million and $2.8 million for the three months ended June 30, 2011 and 2010, respectively, and $5.6 million and $6.6 million for the six months ended June 30, 2011 and 2010, respectively.
Outperformance Award Program
In connection with the Company’s senior management changes announced in March 2011, the Compensation Committee of the Board of Directors of the Company implemented an Outperformance Award Program, which is a long-term incentive plan intended to provide the Company’s senior management with the ability to earn cash or equity awards based on the Company’s level of return to shareholders over a three-year period.
Pursuant to the Outperformance Award Program, each of the Company’s newly hired senior managers, Messrs. Hamamoto, Gross, Flannery and Gery, will receive, an award (an “Award”), in each case reflecting the participant’s right to receive a participating percentage (the “Participating Percentage”) in an outperformance pool if the Company’s total return to shareholders (including stock price appreciation plus dividends) increases by more than 30% (representing a compounded annual growth rate of approximately 9% per annum) over a three-year period from March 20, 2011 to March 20, 2014 (or a prorated hurdle rate over a shorter period in the case of certain changes of control), of a new series of outperformance long-term incentive units (the “OPP LTIP Units,” as described below), subject to vesting and the achievement of certain performance targets.
The total return to shareholders will be calculated based on the average closing price of the Company’s common shares on the 30 trading days ending on the Final Valuation Date (as defined below). The baseline value of the Company’s common shares for purposes of determining the total return to shareholders will be $8.87, the closing price of the Company’s common shares on March 18, 2011. The Participation Percentages granted to Messrs. Hamamoto, Gross, Flannery and Gery are 35%, 35%, 10% and 10%, respectively.
Each of the current participants’ Awards vests on March 20, 2014 (or earlier in the event of certain changes of control) (the “Final Valuation Date”), contingent upon each participant’s continued employment, except for certain accelerated vesting events described below.
The aggregate dollar amount available to all participants is equal to 10% of the amount by which the Company’s March 20, 2014 valuation exceeds 130% (subject to proration in the case of certain changes of control) of the Company’s March 20, 2011 valuation (the “Total Outperformance Pool”) and the dollar amount payable to each participant (the “Participation Amount”) is equal to such participant’s Participating Percentage in the Total Outperformance Pool. Following the Final Valuation Date, the participant will either forfeit existing OPP LTIP Units or receive additional OPP LTIP Units so that the value of the vested OPP LTIP Units of the participant are equivalent to the participant’s Participation Amount.
Participants will forfeit any unvested Awards upon termination of employment; provided, however, that in the event a participant’s employment terminates because of death or disability, or employment is terminated by the Company without Cause or by the participant for Good Reason, as such terms are defined in the participant’s employment agreements, the participant will not forfeit the Award and will receive, following the Final Valuation Date, a Participation Amount reflecting his partial service. If the Final Valuation Date is accelerated by reason of certain change of control transactions, each participant whose Award has not previously been forfeited will receive a Participation Amount upon the change of control reflecting the amount of time since the effective date of the program, which was March 20, 2011.

OPP LTIP Units represent a special class of membership interest in our operating company, Morgans Group, which are structured as profits interests for federal income tax purposes. Conditioned upon minimum allocations to the capital accounts of the OPP LTIP Units for federal income tax purposes, each vested OPP LTIP Unit may be converted, at the election of the holder, into one Class A Unit in Morgans Group upon the receipt of shareholder approval for the shares of common stock underlying the OPP LTIP Units.
During the six-month period following the Final Valuation Date, Morgans Group may redeem some or all of the vested OPP LTIP Units (or Class A Units into which they were converted) at a price equal to the common share price (based on a 30-day average) on the Final Valuation Date. From and after the one-year anniversary of the Final Valuation Date, for a period of six months, participants will have the right to cause Morgans Group to redeem some or all of the vested OPP LTIP Units at a price equal to the greater of the common share price at the Final Valuation Date (determined as described above) or the then current common share price (calculated as determined in Morgans Group’s limited liability company agreement). Thereafter, beginning 18 months after the Final Valuation Date, each of these OPP LTIP Units (or Class A Units into which they were converted) is redeemable at the election of the holder for: (1) cash equal to the then fair market value of one share of the Company’s common stock, or (2) at the option of the Company, one share of common stock, in the event the Company then has shares available for that purpose under its shareholder-approved equity incentive plans. Participants are entitled to receive distributions on their vested OPP LTIP Units if any distributions are paid on the Company’s common stock following the Final Valuation Date.
The OPP LTIP Units were valued at approximately $7.3 million on the date of grant utilizing a Monte Carlo simulation to estimate the probability of the performance vesting conditions being satisfied. The Monte Carlo simulation used a statistical formula underlying the Black-Scholes and binomial formulas and such simulation was run approximately 100,000 times. For each simulation, the payoff is calculated at the settlement date, which is then discounted to the award date at a risk-free interest rate. The average of the values over all simulations is the expected value of the unit on the award date. Assumptions used in the valuations included factors associated with the underlying performance of the Company’s stock price and total shareholder return over the term of the performance awards including total stock return volatility and risk-free interest.
As the Company has the ability to settle the vested OPP LTIP Units with cash, these Awards are not considered to be indexed to the Company’s stock price and must be accounted for as liabilities at fair value. As of June 30, 2011, the fair value of the OPP LTIP Units were approximately $4.2 million and compensation expense relating to these OPP LTIP Units is being recorded over the vesting period. The fair value of the OPP LTIP Units were estimated on the date of grant and on June 30, 2011 using the following assumptions in the Monte-Carlo valuation: expected price volatility for the Company’s stock of 50%; a risk free rate of 1.46%; and no dividend payments over the measurement period.
Total stock compensation expense related to the OPP LTIP Units, which is included in corporate expenses on the accompanying consolidated statements of operations, was $0.4 million for the three and six months ended June 30, 2011.
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
The Series A Preferred Securities have an 8% dividend rate for the first five years, a 10% dividend rate for years six and seven, and a 20% dividend rate thereafter. The Company has the option to accrue any and all dividend payments, and as of June 30, 2011, the Company had undeclared and unpaid dividends of $10.3 million. The Company has the option to redeem any or all of the Series A Preferred Securities at par at any time. The Series A Preferred Securities have limited voting rights and only vote on the authorization to issue senior preferred securities, amendments to their certificate of designations, amendments to the Company’s charter that adversely affect the Series A Preferred Securities and certain change in control transactions.

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
The initial carrying value of the Series A Preferred Securities was recorded at its net present value less costs to issue on the date of issuance. The carrying value will be periodically adjusted for accretion of the discount. As of June 30, 2011, the value of the Series A Preferred Securities was $52.5 million, which includes accretion of $4.5 million.
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
The Fund Formation Agreement terminated by its terms on January 30, 2011 due to the failure to close a fund with $100 million of aggregate capital commitments by that date. The 5,000,000 contingent warrants issued to the Fund Manager will be forfeited in their entirety on October 15, 2011 if a fund with $250 million has not closed by that date. As of June 30, 2011, no contingent warrants have been issued or exercised and no value has been assigned to the warrants, as the Company cannot determine the probability that the Fund will be raised. In the event the Fund is raised and contingent warrants are issued, the Company will determine the value of the contingent warrants in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. The Company cannot provide any assurances that the Fund will be raised.
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
The following sets forth the discontinued operations of Mondrian Scottsdale and the property across the street from Delano South Beach for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Operating revenues	$—	$—	$—	$1,594
Operating expenses	(8)	(160)	(35)	(1,930)
Interest expense	—	(302)	—	(735)
Depreciation and amortization expense	—	—	—	(268)
Income tax benefit (expense)	3	148	(323)	274
(Loss) gain on disposal	—	(133)	843	17,820

(Loss) income from discontinued operations	$(5)	$(447)	$485	$16,755

10. Related Party Transactions
The Company earned management fees, chain services fees and fees for certain technical services and has receivables from hotels it owns through investments in unconsolidated joint ventures. These fees totaled approximately $3.4 million and $5.1 million for the three months ended June 30, 2011 and 2010, respectively, and $6.7 million and $9.5 million for the six months ended June 30, 2011 and 2010, respectively.
As of June 30, 2011 and December 31, 2010, the Company had receivables from these affiliates of approximately $5.4 million and $3.8 million, respectively, which are included in related party receivables on the accompanying consolidated balance sheets.
11. Litigation
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
The Company believes that a foreclosure based on a payment default does not create one of the limited circumstances under which Morgans Group would have recourse liability under the guaranty. On May 27, 2010, the Company answered Petra’s complaint, denying any obligation to make payment under the guaranty. On July 9, 2010, Petra moved for summary judgment on the ground that the loan documents unambiguously establish Morgans Group’s obligation under the guaranty. The Company opposed Petra’s motion for summary judgment, and cross-moved for summary judgment in favor of the Company on grounds that the guaranty was not triggered by a foreclosure resulting from a payment default. On December 20, 2010, the court granted our motion for summary judgment dismissing the complaint, and denied the plaintiff’s motion for summary judgment. Petra thereafter appealed the decision. On May 19, 2011, the appellate court unanimously affirmed the trial courts’ grant of summary judgment in the Company’s favor and the dismissal of Petra’s complaint. Petra has petitioned the New York Court of Appeals for permission to appeal further and the Company has opposed that petition, but the Court of Appeals has not yet ruled. The Company will continue to defend this lawsuit vigorously. The Company believes the probability of losses associated with this litigation is remote and cannot reasonably estimate a range of such losses, if any, at this time.

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
12. Assets Held for Sale and Deferred Gain
On May 3, 2011, pursuant to a purchase and sale agreement, Mondrian Holdings sold Mondrian Los Angeles for $137.0 million to Pebblebrook. The Company applied a portion of the proceeds from the sale, along with approximately $9.2 million of cash in escrow, to retire the $103.5 million Mondrian Holdings Amended Mortgage. Net proceeds, after the repayment of debt and closing costs, were approximately $40 million. The Company continues to operate the hotel under a 20-year management agreement with one 10-year extension option.
On May 23, 2011, pursuant to purchase and sale agreements, Royalton LLC, a subsidiary of the Company, sold Royalton for $88.2 million to Royalton 44 Hotel, L.L.C., an affiliate of FelCor Lodging Trust, Incorporated, and Morgans Holdings LLC, a subsidiary of the Company, sold Morgans for $51.8 million to Madison 237 Hotel, L.L.C., an affiliate of FelCor Lodging Trust, Incorporated. The Company applied a portion of the proceeds from the sale to retire the outstanding balance on the Amended Revolving Credit Facility. Net proceeds, after the repayment of debt and closing costs, were approximately $93 million. The Company continues to operate the hotels under a 15-year management agreement with one 10-year extension option.
The Company has reclassified the individual assets and liabilities of Mondrian Los Angeles, Royalton and Morgans to the appropriate assets and liabilities of assets held for sale on its December 31, 2010 balance sheet.
The Company recorded deferred gains of approximately $11.5 million, $13.0 million and $56.0 million, respectively, related to the sales of Royalton, Morgans and Mondrian Los Angeles. As the Company has significant continuing involvement through long-term management agreements, the gains on sales are deferred and recognized over the initial term of the related management agreement. For the three months ended June 30, 2011, the Company recorded a gain of $0.6 million on the consolidated statements of operations and comprehensive loss.
The Company’s hotel management agreements for Royalton and Morgans contain performance tests that stipulate certain minimum levels of operating performance. These performance test provisions give the Company the option to fund a shortfall in operating performance. If the Company chooses not to fund the shortfall, the hotel owner has the option to terminate the management agreement. As of June 30, 2011, an insignificant amount was recorded in accrued expenses related to these performance test provisions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q for the six months ended June 30, 2011. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those set forth under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
Overview
We are a fully integrated hospitality company that operates, owns, acquires, develops and redevelops boutique hotels primarily in gateway cities and select resort markets in the United States, Europe and other international locations. Over our 27-year history, we have gained experience operating in a variety of market conditions.
The historical financial data presented herein is the historical financial data for:
•	our wholly-owned hotels, or Owned Hotels, consisting, as of June 30, 2011, of Hudson in New York, Delano South Beach in Miami Beach, and Clift in San Francisco;
•
our wholly-owned food and beverage operations, or Owned F&B Operations, consisting, as of June 30, 2011, of certain food and beverage operations located at Royalton, Morgans and Hudson in New York, Delano South Beach in Miami Beach, Clift in San Francisco, and Sanderson and St Martins Lane, both in London;

•
our hotels in which we own partial interests, or Joint Venture Hotels, consisting, as of June 30, 2011, of our London hotels (Sanderson and St Martins Lane), Mondrian South Beach and Shore Club in Miami Beach, Ames in Boston, Mondrian SoHo in New York and the San Juan Water and Beach Club in Isla Verde, Puerto Rico;

•
our investment in unconsolidated food and beverage operations, or F&B Ventures, consisting, as of June 30, 2011, of certain food and beverage operations located at Mondrian in Los Angeles and Mondrian South Beach in Miami Beach;

•	our investments in hotels under development and other proposed properties;
•
our management company subsidiary, Morgans Hotel Group Management LLC, or MHG Management Company, and certain non-U.S. management company affiliates, through which we manage Royalton and Morgans in New York, Mondrian in Los Angeles and Hotel Las Palapas in Playa del Carmen, Mexico; and

•
the rights and obligations contributed to Morgans Group, our operating company, in the formation and structuring transactions described in note 1 to the consolidated financial statements, included elsewhere in this report.

In May 2011, we sold Royalton, Morgans and Mondrian Los Angeles. We continue to operate these hotels under long-term management agreements.
In June 2011, we acquired from affiliates of China Grill Management Inc. (“CGM”) the 50% interests CGM owned in our food and beverage joint ventures for approximately $20 million (the “CGM Transaction”). The joint ventures operated restaurants and bars at Delano South Beach, Mondrian Los Angeles, Mondrian South Beach, Morgans, Sanderson and St Martins Lane. CGM has agreed to continue to manage the food and beverage operations at these properties for a transitional period pursuant to short-term cancellable management agreements while we reassess our food and beverage strategy.

As a result of the CGM Transaction, we own 100% of the former food and beverage joint venture entities located at Morgans, Delano South Beach, Sanderson and St Martins Lane, all of which are consolidated in our consolidated financial statements. Prior to the completion of the CGM Transaction, we did not consolidate the food and beverage entities located at Sanderson and St Martins Lane.
Our resulting ownership interests in the remaining two of these food and beverage ventures covered by the CGM Transaction relating to certain food and beverage operations at Mondrian Los Angeles and Mondrian South Beach, are less than 100%, and were reevaluated in accordance with ASC 810-10, Consolidation (“ASC 810-10”). We concluded that these two ventures do not meet the requirements of a variable interest entity and accordingly, these investments in joint ventures are accounted for using the equity method, as we do not believe we exercise control over significant asset decisions such as buying, selling or financing. Prior to the completion of the CGM Transaction, we consolidated the Mondrian Los Angeles food and beverage entity, as we exercised control and were the primary beneficiary of the venture.
On August 5, 2011, an affiliate of Pebblebrook Hotel Trust (“Pebblebrook”), the company that purchased Mondrian Los Angeles in May 2011, exercised its option to purchase our remaining ownership interest in the food and beverage operations at Mondrian Los Angeles for approximately $2.5 million. As a result of Pebblebrook’s exercise of this purchase option, we no longer have any ownership interest in the food and beverage operations at Mondrian Los Angeles.
As of June 30, 2011, we operated the following Joint Venture Hotels under management agreements which expire as follows:
•	Sanderson — June 2018 (with one 10-year extension at our option);
•	St Martins Lane — June 2018 (with one 10-year extension at our option);
•	Shore Club — July 2022;
•	Mondrian South Beach — August 2026;
•	Ames — November 2024;
•	Mondrian SoHo — February 2021 (with two 10-year extensions at our option, subject to certain conditions); and
•	San Juan Water and Beach Club — October 2019. Effective July 13, 2011, we terminated the management agreement and we no longer operate the San Juan Water and Beach Club.
In addition to the Joint Venture Hotels, as of June 30, 2011, we also operated the following hotels, in which we do not have an ownership interest, under management agreements which expire as follows:
•	Mondrian Los Angeles — May 2031 (with one 10-year extension at our option);
•	Royalton — May 2026 (with one 10-year extension at our option, subject to certain conditions);
•	Morgans — May 2026 (with one 10-year extension at our option, subject to certain conditions); and
•	Hotel Las Palapas in Playa del Carmen, Mexico —December 2014 (with one automatic five-year extension, so long as we are not in default under the management agreement).

We have signed management agreements to manage various other hotels that are in development, including a Mondrian Palm Springs project, a Delano project in Cabo San Lucas, Mexico, a Delano project on the Aegean Sea in Turkey, a hotel project in the Highline area in New York City, a Mondrian project in Doha, Qatar, and a Mondrian project in The Bahamas, but we are unsure of the future of the development of some of these hotels as financing has not yet been obtained.
These management agreements may be subject to early termination in specified circumstances. For example, our hotel management agreements for Royalton and Morgans contain performance tests that stipulate certain minimum levels of operating performance. These performance test provisions provide us the option to fund a shortfall in operating performance. If we choose not to fund the shortfall, the hotel owner has the option to terminate the management agreement. As of June 30, 2011, an insignificant amount was recorded in accrued expenses related to these performance test provisions. Several of our hotels are also subject to substantial mortgage and mezzanine debt, and in some instances our management fee is subordinated to the debt, and our management agreements may be terminated by the lenders on foreclosure or certain other related events.
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
Until March 1, 2011, we managed and had a partial ownership interest in the Hard Rock Hotel & Casino in Las Vegas (the “Hard Rock”) pursuant to a management agreement that was terminated in connection with the Hard Rock settlement, discussed further in note 4 of our consolidated financial statements.
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
•
Food and beverage revenue. Most of our food and beverage revenue is driven by occupancy of our hotels and the popularity of our bars and restaurants with our local customers. As a result of the CGM Transaction, we have begun to record 100% of the food and beverage revenue, and related expenses, for our Owned F&B Operations.

•	Other hotel revenue. Other hotel revenue, which consists of ancillary revenue such as telephone, parking, spa, entertainment and other guest services, is principally driven by hotel occupancy.
•	Management fee revenue and other income. We earn fees under our management agreements. These fees may include management fees as well as reimbursement for allocated chain services.

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

•
Gain on asset sales. We recorded deferred gains of approximately $11.5 million, $13.0 million and $56.0 million, respectively, related to the sales of Royalton, Morgans and Mondrian Los Angeles, as discussed in note 12 of our consolidated financial statements. As we have significant continuing involvement with these hotels through long-term management agreements, the gains on sales are deferred and recognized over the initial term of the related management agreement.

•
Other non-operating (income) expenses include costs associated with executive terminations not related to restructuring initiatives, costs of financings, litigation and settlement costs and other items that relate to the financing and investing activities associated with our assets and not to the ongoing operating performance of our assets, both consolidated and unconsolidated, as well as the change in fair market value during 2010 of our warrants issued in connection with the Yucaipa transaction.

•
Income tax expense (benefit). All of our foreign subsidiaries are subject to local jurisdiction corporate income taxes. Income tax expense is reported at the applicable rate for the periods presented. We are subject to Federal and state income taxes. Income taxes for the periods ended June 30, 2011 and 2010 were computed using our calculated effective tax rate. We also recorded net deferred taxes related to cumulative differences in the basis recorded for certain assets and liabilities. We established a reserve on the deferred tax assets based on the ability to utilize net operating loss carryforwards.

•
Noncontrolling interest. Noncontrolling interest constitutes the percentage of membership units in Morgans Group, our operating company, owned by Residual Hotel Interest LLC, our former parent, as discussed in note 1 of our consolidated financial statements, as well as our third-party food and beverage joint venture partner’s interest in the profits and losses of our F&B Ventures.

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
Recent Trends and Developments
Recent Trends. Starting in the fourth quarter of 2008 and continuing throughout 2009, the weakened U.S. and global economies resulted in considerable negative pressure on both consumer and business spending. As a result, lodging demand and revenues, which are primarily driven by growth in GDP, business investment and employment growth weakened substantially during this period as compared to the lodging demand and revenues we experienced prior to the fourth quarter of 2008. After this extremely difficult recessionary period, the outlook for the U.S. and global economies improved in 2010 and that improvement has continued into 2011. However, spending by businesses and consumers remains restrained, and there are still several trends which make our lodging performance difficult to forecast, including shorter booking lead times at our hotels.
We experienced positive business trends in 2010 as we saw improvement in demand in key gateway markets, particularly in New York and London. These markets experienced increasing occupancy in all quarters, accompanied by increases in average daily rate in the second, third and fourth quarters of 2010.
During the second quarter of 2011, we continued to experience an increase in demand in most of our markets, as compared to the prior year, with increased occupancies accompanied by increases in average daily rate in all of our major markets resulting in strong increases in RevPAR performance for the second quarter compared to the same period in 2010. Overall, however, our operating results are still below pre-recessionary levels.
As demand has strengthened in 2011, we are focusing on revenue enhancement by actively managing rates and availability. With increased demand, the ability to increase pricing will be a critical component in driving profitability. Through these uncertain times, our strategy and focus continues to be to preserve profit margins by maximizing revenue, increasing our market share and managing costs. Our strategy includes re-energizing our food and beverage offerings by taking action to improve key facilities with a focus on driving higher beverage to food ratios and re-igniting the buzz around our nightlife and lobby scenes.
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
We believe that the global credit market conditions will also gradually improve during 2011, although we believe there will continue to be less credit available and on less favorable terms than were obtainable in pre-recessionary periods. Given the current state of the credit markets, some of our development projects may not be able to obtain adequate project financing in a timely manner or at all. If adequate project financing is not obtained, the joint ventures or developers, as applicable, may seek additional equity investors to raise capital, limit the scope of the project, defer the project or cancel the project altogether.
Recent Developments.
Sale of Mondrian Los Angeles. On May 3, 2011, our subsidiary Mondrian Holdings LLC (“Mondrian Holdings”) completed the sale of Mondrian Los Angeles for $137.0 million to Wolverines Owner LLC, an affiliate of Pebblebrook Hotel Trust (“Pebblebrook”), pursuant to a purchase and sale agreement entered into on April 22, 2011. We applied a portion of the proceeds from the sale, along with approximately $9.2 million of cash in escrow, to retire the $103.5 million Mondrian Holdings Amended Mortgage, as defined below in “-Debt.” Net proceeds, after the repayment of debt and closing costs, were approximately $40 million. We continue to operate the hotel under a 20-year management agreement with one 10-year extension option.
Sale of Royalton and Morgans. On May 23, 2011, Royalton LLC, our subsidiary, completed the sale of Royalton for $88.2 million to Royalton 44 Hotel, L.L.C., an affiliate of FelCor Lodging Trust, Incorporated (“FelCor”), and Morgans Holdings LLC, our subsidiary, completed the sale of Morgans for $51.8 million to Madison 237 Hotel, L.L.C., an affiliate of FelCor. We applied a portion of the proceeds from the sales to retire the outstanding balance on our amended revolving credit facility. The hotels, along with Delano South Beach, were collateral for our amended revolving credit facility, which terminated with these sales of properties securing the facility. As of June 30, 2011, Delano South Beach is unencumbered. Net proceeds from the sales, after the repayment of debt and closing costs, were approximately $93 million. We continue to operate the hotels under a 15-year management agreement with one 10-year extension option.
Acquisition of Food and Beverage Joint Venture Interests. In June 2011, we acquired from affiliates of CGM the 50% interests CGM owned in our food and beverage joint ventures with CGM for approximately $20 million. The joint ventures operated certain restaurants and bars at Delano South Beach, Mondrian Los Angeles, Mondrian South Beach, Morgans, Sanderson and St Martins Lane. CGM has agreed to continue to manage the food and beverage operations at these properties for a transitional period pursuant to short-term cancellable management agreements while we reassess our food and beverage strategy.
On August 5, 2011, an affiliate of Pebblebrook, the company that purchased Mondrian Los Angeles in May 2011, exercised its option to purchase our remaining ownership interest in the food and beverage operations at Mondrian Los Angeles for approximately $2.5 million.
New Revolving Credit Facility. On July 28, 2011, we entered into a new $100 million senior secured revolving credit facility with borrowing capacity of up to $110 million, secured by Delano South Beach (the “Delano Facility”). Borrowings under the Delano Facility are subject to a borrowing base test and upon closing, our availability was $100 million. The interest rate is LIBOR plus 4.0%, subject to a LIBOR floor of 1.0%. The Delano Facility matures in three years and contains standard financial covenants, including a minimum fixed charge coverage ratio of 1.05x in the first year and 1.10x thereafter.
Baha Mar Development Deal. In August 2011, we entered into a hotel management and residential licensing agreement for a 310-room Mondrian-branded hotel, to be the lifestyle hotel destination in the 1,000 acre destination resort metropolis, Baha Mar Resort, in Nassau, The Bahamas. This hotel is expected to represent the fifth Mondrian hotel in the expansion of our iconic brand. Upon completion and opening of the hotel, we will operate Mondrian at Baha Mar pursuant to a 20-year management agreement. The hotel is scheduled to open in late 2014. We are required to fund approximately $10 million of key money just prior to and at opening of the hotel. At signing, this amount was funded into escrow and we are in the process of replacing this obligation with a $10 million standby letter of credit for up to 48 months.

Operating Results
Comparison of Three Months Ended June 30, 2011 to Three Months Ended June 30, 2010
The following table presents our operating results for the three months ended June 30, 2011 and 2010, including the amount and percentage change in these results between the two periods. The consolidated operating results for the three months ended June 30, 2011 is comparable to the consolidated operating results for the three months ended June 30, 2010, with the exception of Mondrian Los Angeles, which we owned until May 3, 2011, Royalton and Morgans, which we owned until May 23, 2011, Hard Rock, which we managed until March 1, 2011, Mondrian SoHo, which opened in February 2011, and the completion of the CGM Transaction in June 2011, resulting in our full ownership of certain food and beverage operations previously owned through a 50/50 joint venture. The consolidated operating results are as follows:

	Three Months Ended
	June 30,	June 30,
	2011	2010	Changes ($)	Changes (%)
	(Dollars in thousands)
Revenues:
Rooms	$33,485	$35,093	$(1,608)	(4.6)%
Food and beverage	15,611	17,549	(1,938)	(11.0)
Other hotel	1,733	2,444	(711)	(29.1)

Total hotel revenues	50,829	55,086	(4,257)	(7.7)
Management fee and other income	3,380	5,103	(1,723)	(33.8)

Total revenues	54,209	60,189	(5,980)	(9.9)

Operating Costs and Expenses:
Rooms	9,685	10,291	(606)	(5.9)
Food and beverage	13,135	14,184	(1,049)	(7.4)
Other departmental	1,036	1,260	(224)	(17.8)
Hotel selling, general and administrative	10,792	11,811	(1,019)	(8.6)
Property taxes, insurance and other	3,704	4,711	(1,007)	(21.4)

Total hotel operating expenses	38,352	42,257	(3,905)	(9.2)
Corporate expenses, including stock compensation	8,049	9,220	(1,171)	(12.7)
Depreciation and amortization	4,199	8,011	(3,812)	(47.6)
Restructuring, development and disposal costs	3,800	1,189	2,611	(1)

Total operating costs and expenses	54,400	60,677	(6,277)	(10.3)

Operating loss	(191)	(488)	297	(60.9)
Interest expense, net	10,014	12,389	(2,375)	(19.2)
Equity in loss of unconsolidated joint venture	910	7,739	(6,829)	(88.2)
Gain on asset sales	(620)	—	(620)	(1)
Other non-operating expenses	879	163	716	(1)

Loss before income tax expense	(11,374)	(20,779)	9,405	(45.3)
Income tax expense	428	279	149	53.4

Net loss from continuing operations	(11,802)	(21,058)	9,256	(44.0)
(Loss) from discontinued operations, net of tax	(5)	(447)	442	(98.9)

Net loss	(11,807)	(21,505)	9,698	(45.1)
Net loss attributable to non controlling interest	383	434	(51)	(11.8)

Net loss attributable to Morgans Hotel Group Co.	(11,424)	(21,071)	9,647	(45.8)

Preferred stock dividends and accretion	(2,229)	(2,114)	(115)	5.4

Net loss attributable to common stockholders	$(13,653)	$(23,185)	$9,532	(41.1)%

(1)	Not meaningful.

Total Hotel Revenues. Total hotel revenues decreased 7.7% to $50.8 million for the three months ended June 30, 2011 compared to $55.1 million for the three months ended June 30, 2010. The components of RevPAR from our Owned Hotels at June 30, 2011, which consisted of Hudson, Delano South Beach and Clift, for the three months ended June 30, 2011 and 2010 are summarized as follows:

	Three Months Ended
	June 30,	June 30,
	2011	2010	Change ($)	Change (%)
Occupancy	87.4%	84.3%	—	3.7%
ADR	$250	$229	$21	9.5%
RevPAR	$219	$193	$26	13.5%
RevPAR from our Owned Hotels increased 13.5% to $219 for the three months ended June 30, 2011 compared to $193 for the three months ended June 30, 2010.
Rooms revenue decreased 4.6% to $33.5 million for the three months ended June 30, 2011 compared to $35.1 million for the three months ended June 30, 2010. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results of these three hotels during all periods presented, our Owned Hotels rooms revenue increased 13.7%, which was directly attributable to the increase in RevPAR.
Food and beverage revenue decreased 11.0% to $15.6 million for the three months ended June 30, 2011 compared to $17.5 million for the three months ended June 30, 2010. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Slightly offsetting this decrease was an increase related to the CGM Transaction and the consolidation of previously unconsolidated food and beverage operations at our London hotels and an increase in food and beverage revenue at Delano South Beach, primarily as a result of increased occupancy as well as planned sales initiatives focused on our restaurant, which was newly re-concepted in late 2010.
Other hotel revenue decreased 29.1% to $1.7 million for the three months ended June 30, 2011 compared to $2.4 million for the three months ended June 30, 2010. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results of these three hotels during all periods presented, our Owned Hotels’ other hotel revenue decreased 16.6% primarily due to decreased revenues related to ancillary services, such as our spa at Delano South Beach, as guests are still spending conservatively in light of the uncertain economic recovery.
Management Fee and Other Income. Management fee and other income decreased by 33.8% to $3.4 million for the three months ended June 30, 2011 compared to $5.1 million for the three months ended June 30, 2010. This decrease was primarily attributable to the termination of our management agreement at Hard Rock effective March 1, 2011 in connection with the Hard Rock settlement, as discussed further in note 4 to the consolidated financial statements.
Operating Costs and Expenses
Rooms expense decreased 5.9% to $9.7 million for the three months ended June 30, 2011 compared to $10.3 million for the three months ended June 30, 2010. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results of these three hotels during all periods presented, our Owned Hotels rooms expense increased 12.7% as a result of the increase in rooms revenue attributable to increased occupancy.
Food and beverage expense decreased 7.4% to $13.1 million for the three months ended June 30, 2011 compared to $14.2 million for the three months ended June 30, 2010. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Slightly offsetting this decrease was an increase related to the CGM Transaction and the consolidation of previously unconsolidated food and beverage operations at our London hotels, as well as an increase in food and beverage expenses at Hudson as a result of the primary restaurant being closed from January 2010 to May 2010 during its re-concepting and renovation.

Other departmental expense decreased 17.8% to $1.0 million for the three months ended June 30, 2011 compared to $1.3 million for the three months ended June 30, 2010. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results of these three hotels during all periods presented, our Owned Hotels experienced a decrease of 7.7% as a direct result of the decrease in other hotel revenue noted above.
Hotel selling, general and administrative expense decreased 8.6% to $10.8 million for the three months ended June 30, 2011 compared to $11.8 million for the three months ended June 30, 2010. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results of these hotels during all periods presented, our Owned Hotels selling, general and administrative expense increased 9.0% due to increased selling and marketing initiatives implemented across our hotel portfolio including the addition of a global sales team.
Property taxes, insurance and other expense decreased 21.4% to $3.7 million for the three months ended June 30, 2011 compared to $4.7 million for the three months ended June 30, 2010. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results of these three hotels during all periods presented, our Owned Hotels property taxes, insurance and other expense decreased 5.4% due to a reduction in the taxable basis at Hudson effective January 2011 which resulted in lower property taxes during the three months ended June 30, 2011 as compared to the same period in 2010.
Corporate expenses, including stock compensation decreased 12.7% to $8.0 million for the three months ended June 30, 2011 compared to $9.2 million for the three months ended June 30, 2010. This decrease was primarily due to a decrease in stock compensation expense recognized during the three months ended June 30, 2011 as the Company accelerated the vesting of unvested equity awards granted to our former Chief Executive Officer and our former President in connection with their separation from the Company in March 2011, which would have normally vested throughout the year. Slightly offsetting this decrease was an increase in stock compensation expense due to the issuance of new series of outperformance long-term incentive units (“OPP LTIP Units”) in March 2011 to our Chief Executive Officer, Executive Chairman, Chief Operating Officer and Chief Development Officer on their hiring, which must be recorded at their fair value, as discussed further in note 7 of our consolidated financial statements.
Depreciation and amortization decreased 47.6% to $4.2 million for the three months ended June 30, 2011 compared to $8.0 million for the three months ended June 30, 2010. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results of these three hotels during all periods presented, our Owned Hotels depreciation and amortization increased slightly as a result of depreciation on capital improvements required to maintain our existing hotels incurred during 2010 and increased depreciation expense related to the recent lower level expansion at Hudson, Good Units, and the restaurant re-concepting, Hudson Hall, both of which occurred during the first half of 2010.
Restructuring, development and disposal costs increased to $3.8 million for the three months ended June 30, 2011 compared to $1.2 million for the three months ended June 30, 2010. The increase in expense was primarily due to severance costs related to employee and executive restructurings incurred during the three months ended June 30, 2011, for which there was no comparable costs incurred during the three months ended June 30, 2010.
Interest expense, net decreased 19.2% to $10.0 million for the three months ended June 30, 2011 compared to $12.4 million for the three months ended June 30, 2010. This decrease was primarily due to the repayment of the loan secured by Mondrian Los Angeles and the outstanding balance on our amended revolving credit facility as a result of the sale of Mondrian Los Angeles, Royalton and Morgans in May 2011. Additionally, a decrease was recognized as a result of the expiration in July 2010 of the interest rate swaps related to the loans secured by the Hudson and Mondrian Los Angeles hotels which had fixed our interest expense on those loans during the three months ended June 30, 2010 at a much higher rate than the then current LIBOR rates.

Equity in loss of unconsolidated joint ventures decreased 88.2% to $0.9 million for the three months ended June 30, 2011 compared to $7.7 million for the three months ended June 30, 2010. This change was primarily a result of our recognition in June 2010 of an $8.3 million impairment charge on our investment in Mondrian SoHo in 2010, for which there was no comparable impairment charge in 2011.
The components of RevPAR from our comparable Joint Venture Hotels for the three months ended June 30, 2011 and 2010, which includes Sanderson, St Martins Lane, Shore Club, and Mondrian South Beach, but excludes the Hard Rock, which we managed until March 1, 2011, Mondrian SoHo, which opened in February 2011, and San Juan Water and Beach Club in Isla Verde, Puerto Rico, which is a non-Morgans Hotel Group branded hotel, are summarized as follows (in constant dollars):

	Three Months Ended
	June 30,	June 30,
	2011	2010	Change ($)	Change (%)
Occupancy	69.1%	64.5%	—	7.2%
ADR	$323	$291	$32	10.7%
RevPAR	$223	$188	$35	18.6%
Gain on asset sales resulted in income of $0.6 million for the three months ended June 30, 2011. This income was related to the recognition of gains we recorded on the sales of Royalton, Morgans and Mondrian Los Angeles. As we have significant continuing involvement with these hotels through long-term management agreements, the gains on sales are deferred and recognized over the initial term of the related management agreement.
Other non-operating expense increased to $0.9 million for the three months ended June 30, 2011 as compared to $0.2 million for the three months ended June 30, 2010. The increase was primarily due to a change in accounting for the warrants issued to the Investors, defined below in “-Derivative Financial Instruments”, in connection with our Series A preferred securities. During the three months ended June 30, 2010, we recorded income related to these warrants for which there was no similar income recorded during the three months ended June 30, 2011. For further discussion, see notes 2 and 8 of our consolidated financial statements.
Income tax expense increased 53.4% to $0.4 million for the three months ended June 30, 2011 as compared to $0.3 million for the three months ended June 30, 2010. The slight change was primarily due to the recording of increased foreign state and local taxes during the three months ended June 30, 2011 as compared to the same period in 2010.
Loss from discontinued operations, net of tax resulted in an immaterial loss for the three months ended June 30, 2011 compared to a loss of $0.5 million for the three months ended June 30, 2010. This change was primarily a result of the disposal of the property across the street from Delano South Beach in January 2011.

Operating Results
Comparison of Six Months Ended June 30, 2011 to Six Months Ended June 30, 2010
The following table presents our operating results for the six months ended June 30, 2011 and 2010, including the amount and percentage change in these results between the two periods. The consolidated operating results for the six months ended June 30, 2011 is comparable to the consolidated operating results for the six months ended June 30, 2010, with the exception of Mondrian Los Angeles, which we owned until May 3, 2011, Royalton and Morgans, which we owned until May 23, 2011, Hard Rock, which we managed until March 1, 2011, Mondrian SoHo, which opened in February 2011, and the completion of the CGM Transaction in June 2011, resulting in our full ownership of certain food and beverage operations previously owned through a 50/50 joint venture. The consolidated operating results are as follows:

	Six Months Ended
	June 30,	June 30,
	2011	2010	Changes ($)	Changes (%)
	(Dollars in thousands)
Revenues:
Rooms	$64,519	$64,343	$176	0.3%
Food and beverage	33,641	35,045	(1,404)	(4.0)
Other hotel	3,749	4,653	(904)	(19.4)

Total hotel revenues	101,909	104,041	(2,132)	(2.0)
Management fee and other income	6,704	9,532	(2,828)	(29.7)

Total revenues	108,613	113,573	(4,960)	(4.4)

Operating Costs and Expenses:
Rooms	20,859	20,316	543	2.7
Food and beverage	28,237	28,100	137	0.5
Other departmental	2,247	2,512	(265)	(10.5)
Hotel selling, general and administrative	23,350	23,248	102	0.4
Property taxes, insurance and other	7,889	8,811	(922)	(10.5)

Total hotel operating expenses	82,582	82,987	(405)	(0.5)
Corporate expenses, including stock compensation	18,883	19,225	(342)	(1.8)
Depreciation and amortization	12,572	15,356	(2,784)	(18.1)
Restructuring, development and disposal costs	8,393	1,866	6,527	(1)

Total operating costs and expenses	122,430	119,434	2,996	2.5

Operating loss	(13,817)	(5,861)	(7,956)	(1)
Interest expense, net	19,008	24,739	(5,731)	(23.2)
Equity in loss of unconsolidated joint venture	10,393	8,002	2,391	29.9
Gain on asset sales	(620)	—	(620)	(1)
Other non-operating expenses	2,269	15,192	(12,923)	(85.1)

Loss before income tax expense	(44,867)	(53,794)	8,927	(16.6)
Income tax expense	293	573	(280)	(48.9)

Net loss from continuing operations	(45,160)	(54,367)	9,207	(16.9)
Income from discontinued operations, net of tax	485	16,755	(16,270)	(97.1)

Net loss	(44,675)	(37,612)	(7,063)	18.8
Net loss attributable to non controlling interest	1,208	581	627	(1)

Net loss attributable to Morgans Hotel Group Co.	(43,467)	(37,031)	(6,436)	17.4

Preferred stock dividends and accretion	4,416	4,192	(224)	5.3

Net loss attributable to common stockholders	$(47,883)	$(41,223)	$(6,660)	16.2%

(1)	Not meaningful.

Total Hotel Revenues. Total hotel revenues decreased 2.0% to $101.9 million for the six months ended June 30, 2011 compared to $104.0 million for the six months ended June 30, 2010. The components of RevPAR from our Owned Hotels, which consisted, as of June 30, 2011, of Hudson, Delano South Beach and Clift, for the six months ended June 30, 2011 and 2010 are summarized as follows:

	Six Months Ended
	June 30,	June 30,
	2011	2010	Change ($)	Change (%)
Occupancy	80.9%	77.5%	—	4.5%
ADR	$241	$230	$11	4.9%
RevPAR	$195	$178	$17	9.6%
RevPAR from our Owned Hotels increased 9.6% to $195 for the six months ended June 30, 2011 compared to $178 for the six months ended June 30, 2010.
Rooms revenue slightly increased 0.3% to $64.5 million for the six months ended June 30, 2011 compared to $64.3 million for the six months ended June 30, 2010. We experienced an increase in rooms revenue of 9.8% at our Owned Hotels, which was directly attributable to the increase in occupancy and ADR shown above. This increase was largely offset by the impact of the sale in May 2011 of three hotels we previously owned.
Food and beverage revenue decreased 4.0% to $33.6 million for the six months ended June 30, 2011 compared to $35.0 million for the six months ended June 30, 2010. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Slightly offsetting this decrease was an increase related to the CGM Transaction and the consolidation of previously unconsolidated food and beverage operations at our London hotels, as well as an increase in food and beverage revenue at Delano South Beach, primarily as a result of increased occupancy as well as planned sales initiatives focused on the restaurant, which was newly re-concepted in late 2010.
Other hotel revenue decreased 19.4% to $3.7 million for the six months ended June 30, 2011 compared to $4.7 million for the six months ended June 30, 2010. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results for these three hotels during all periods presented, our Owned Hotels other hotel revenue decreased 15.6% primarily due to decreased revenues related to ancillary services, such as our spa at Delano South Beach, as guests are still spending conservatively in light of the uncertain economic recovery.
Management Fee and Other Income. Management fee and other income decreased by 29.7% to $6.7 million for the six months ended June 30, 2011 compared to $9.5 million for the six months ended June 30, 2010. This decrease was primarily attributable to the termination of our management agreement at Hard Rock effective March 1, 2011 in connection with the Hard Rock settlement, as discussed further in note 4 to our consolidated financial statements.
Operating Costs and Expenses
Rooms expense increased 2.7% to $20.9 million for the six months ended June 30, 2011 compared to $20.3 million for the six months ended June 30, 2010. We experienced an increase in rooms expense of 12.5% at our Owned Hotels, which was directly attributable to the increase in occupancy and ADR shown above, which was offset by the impact of the sale in May 2011 of three hotels we previously owned.
Food and beverage expense slightly increased 0.5% to $28.2 million for the six months ended June 30, 2011 compared to $28.1 million for the six months ended June 30, 2010. This increase was primarily related to the CGM Transaction and the consolidation of previously unconsolidated food and beverage operations at our London hotels and an increase in food and beverage expenses at Hudson as a result of the primary restaurant being closed from January 2010 to May 2010 during its re-concepting and renovation. Offsetting this increase was a decrease primarily due to the impact of the sale in May 2011 of three hotels we previously owned.

Other departmental expense decreased 10.5% to $2.2 million for the six months ended June 30, 2011 compared to $2.5 million for the six months ended June 30, 2010. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results for these three hotels during all periods presented, our Owned Hotels experienced a decrease of 6.3% as a direct result of the decrease in other hotel revenue noted above.
Hotel selling, general and administrative expense slightly increased 0.4% to $23.4 million for the six months ended June 30, 2011 compared to $23.2 million for the six months ended June 30, 2010. This slight increase was due to a 10.1% increase in general and administrative expense at our Owned Hotels due to increased selling and marketing initiatives implemented across our hotel portfolio, including the addition of a global sales team. Offsetting this increase was a decrease due to the impact of the sale in May 2011 of three hotels we previously owned.
Property taxes, insurance and other expense decreased 10.5% to $7.9 million for the six months ended June 30, 2011 compared to $8.8 million for the six months ended June 30, 2010. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results of these three hotels during all periods presented, our Owned Hotels property taxes, insurance and other expense was relatively flat.
Corporate expenses, including stock compensation slightly decreased 1.8% to $18.9 million for the six months ended June 30, 2011 compared to $19.2 million for the six months ended June 30, 2010. This decrease was primarily due to a decrease in stock compensation expense recognized during the six months ended June 30, 2011, primarily due previously granted higher valued awards becoming fully vested in 2010, as compared to the value of the awards vesting in 2011. Slightly offsetting this decrease was an increase in stock compensation expense recognized during the six months ended June 30, 2011 as the Company accelerated the vesting of unvested equity awards granted to our former Chief Executive Officer and our former President in connection with their separation from the Company in March 2011, which would have normally vested throughout the year, as well as, the issuance of OPP LTIP Units in March 2011 to our Chief Executive Officer, Executive Chairman, Chief Operating Officer and Chief Development Officer on their hiring, which are recorded at their fair value, as discussed further in note 7 of our consolidated financial statements.
Depreciation and amortization decreased 18.1% to $12.6 million for the six months ended June 30, 2011 compared to $15.4 million for the six months ended June 30, 2010. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results of these three hotels during all periods presented, our Owned Hotels depreciation and amortization increased slightly as a result of depreciation on capital improvements required to maintain our existing hotels incurred during 2010 and increased depreciation expense related to the recent lower level expansion at Hudson, Good Units, and the restaurant re-concepting, Hudson Hall, both of which occurred during the first half of 2010.
Restructuring, development and disposal costs increased to $8.4 million for the six months ended June 30, 2011 compared to $1.9 million for the six months ended June 30, 2010. The increase in expense was primarily due to severance costs related to employee and executive restructurings incurred during the six months ended June 30, 2011, for which there was no comparable costs incurred during the six months ended June 30, 2010.
Interest expense, net decreased 23.2% to $19.0 million for the six months ended June 30, 2011 compared to $24.7 million for the six months ended June 30, 2010. This decrease was primarily due to the repayment of the loan secured by Mondrian Los Angeles and the outstanding balance on our amended revolving credit facility as a result of the underlying hotel asset sales. Additionally, a decrease was recognized as a result of the expiration in July 2010 of the interest rate swaps related to the loans secured by the Hudson and Mondrian Los Angeles hotels, which had fixed our interest expense on those loans during the six months ended June 30, 2010 at a much higher rate than the rates applicable during the six months ended June 30, 2011.
Equity in loss of unconsolidated joint ventures increased 29.9% to $10.4 million for the six months ended June 30, 2011 compared to $8.0 million for the six months ended June 30, 2010. During 2011, we recognized expenses related to the Hard Rock settlement and an impairment loss recognized on Mondrian SoHo, which opened in February 2011. In June 2010, we recorded an $8.3 million impairment charge on our investment in Mondrian SoHo.

The components of RevPAR from our comparable Joint Venture Hotels for the six months ended June 30, 2011 and 2010, which includes Sanderson, St Martins Lane, Shore Club, and Mondrian South Beach, but excludes the Hard Rock, which we managed until March 1, 2011, Mondrian SoHo, which opened in February 2011, and San Juan Water and Beach Club in Isla Verde, Puerto Rico, which is a non-Morgans Hotel Group branded hotel, are summarized as follows (in constant dollars):

	Six Months Ended
	June 30,	June 30,
	2011	2010	Change ($)	Change (%)
Occupancy	68.1%	64.0%	—	6.3%
ADR	$325	$315	$10	3.3%
RevPAR	$221	$201	$20	9.8%
Gain on asset sales resulted in income of $0.6 million for the six months ended June 30, 2011. This income was related to the recognition of gains we recorded on the sales of Royalton, Morgans and Mondrian Los Angeles. As we have significant continuing involvement with these hotels through long-term management agreements, the gains on sales are deferred and recognized over the initial term of the related management agreement.
Other non-operating expense decreased 85.1% to $2.3 million for the six months ended June 30, 2011 as compared to $15.2 million for the six months ended June 30, 2010. The decrease was primarily due to a change in accounting for warrants issued to the Investors, defined below in “-Derivative Financial Instruments”, in connection with the Series A preferred securities. During the six months ended June 30, 2010, we recorded $13.8 million of expense related to these warrants for which there was no similar expense recorded during the six months ended June 30, 2011. For further discussion, see notes 2 and 8 of our consolidated financial statements.
Income tax expense decreased 48.9% to $0.3 million for the six months ended June 30, 2011 as compared to $0.6 million for the six months ended June 30, 2010. The change was primarily due to the recording of decreased foreign state and local taxes during the six months ended June 30, 2011 as compared to the same period in 2010.
Income (loss) from discontinued operations, net of tax resulted in income of $0.5 million for the six months ended June 30, 2011 compared to income of $16.8 million for the six months ended June 30, 2010. This change was primarily a result of the gain recognized on disposal of Mondrian Scottsdale in March 2010.

Liquidity and Capital Resources
As of June 30, 2011, we had approximately $109.6 million in cash and cash equivalents. As of June 30, 2011, total restricted cash was $22.3 million.
On July 28, 2011, we entered into a new revolving credit facility and as of that date, the maximum amount of borrowing available was $100.0 million.
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
We are obligated to maintain reserve funds for capital expenditures at our Owned Hotels as determined pursuant to our debt or lease agreements related to such hotels, with the exception of Delano South Beach, which as of June 30, 2011 was unencumbered. Our Joint Venture Hotels and the hotels which we manage but do not own or partially own, including Mondrian Los Angeles, Royalton, Morgans and Hotel Las Palapas, generally are subject to similar obligations under our management agreements or under debt agreements related to such hotels. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. Such agreements typically require us to reserve funds at amounts equal to 4% of the hotel’s revenues and require the funds to be set aside in restricted cash. In addition, the F&B Ventures require between 2% to 4% of gross revenues of the restaurant of restricted cash to be to set aside for future replacement or refurbishment of furniture, fixtures and equipment.
We are focused on growing our portfolio, primarily with our core brands, in major gateway markets and key resort destinations. We intend to utilize the majority of our liquidity to fund new hotel growth. In August, we entered into a hotel management and residential licensing agreement for a 310-room Mondrian-branded hotel, to be the lifestyle hotel destination in the 1,000 acre destination resort metropolis, Baha Mar Resort, in Nassau, The Bahamas. The hotel is scheduled to open in late 2014. We are required to fund approximately $10 million of key money just prior to and at opening of the hotel. At signing, this amount was funded into escrow and we are in the process of replacing this obligation with a $10 million standby letter of credit for up to 48 months.
At Delano South Beach, we plan to renovate certain guest suites and common areas during 2011, which we estimate will cost approximately $5 — $7 million and will be funded from cash on hand.
Additionally, we plan to renovate some of the common areas and replace furniture, fixtures and equipment in guest rooms at Hudson during the next 12 months. We are in the process of finalizing the scope of this renovation. In addition, during 2011, we anticipate the development of approximately 16 guest rooms from rooms that were formerly single room occupancy (“SRO”) units at Hudson, which we believe will cost approximately $2 million.
In addition to reserve funds for capital expenditures, our Owned Hotels debt and lease agreements also require us to deposit cash into escrow accounts for taxes, insurance and debt service payments.
Under the Hudson Holdings Amended Mortgage (defined in “—Debt” below), all excess cash generated at Hudson is required to be deposited into the curtailment reserve account. As of June 30, 2011, there was approximately $7.0 million in the curtailment reserve account related to the Amended Hudson Mortgage.

In October 2011, the Hudson Holdings Amended Mortgage, with an outstanding aggregate balance of $201.2 million as of June 30, 2011, will mature. In addition, the mezzanine debt of $26.5 million at Hudson may not be extended if the underlying mortgage debt is not extended.
We are pursuing a number of alternatives to finance the Hudson Holdings Amended Mortgage and Hudson mezzanine loan maturities, including using a portion of the proceeds from asset sales and debt refinancing. We believe we have sufficient capital to refinance the debt and provide capital for growth.
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
Our Series A preferred securities have an 8% dividend rate for the first five years, a 10% dividend rate for years six and seven, and a 20% dividend rate thereafter. We have the option to accrue any and all dividend payments, and as of June 30, 2011, have not declared any dividends. We have the option to redeem any or all of the Series A preferred securities at any time.
Other long-term liquidity requirements include our obligations under our Convertible Notes, defined below, our obligations under our trust preferred securities, and our obligations under the Clift lease, each as described under “—Debt.” Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, equity and debt offerings, and long-term mortgages on our properties. Other sources may include cash generated through asset dispositions and joint venture transactions. Additionally, we may secure other financing opportunities. Given the uncertain economic environment and continuing challenging conditions in the credit markets, however, we may not be able to obtain such financings on terms acceptable to us or at all. We may require additional borrowings to satisfy our long-term liquidity requirements.
Additionally, we anticipate we will need to renovate Clift, Sanderson and St Martins Lane in the next few years, which will require capital and will most likely be funded by owner equity contributions, debt financing, possible asset sales, future operating cash flows or a combination of these sources.
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

Other Liquidity Matters
In addition to our expected short-term and long-term liquidity requirements, our liquidity could also be affected by potential liquidity matters at our Owned Hotels and Joint Venture Hotels, as discussed below.
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
Morgans Group and affiliates of our joint venture partner have agreed to provide standard non-recourse carve-out guaranties and provide certain limited indemnifications for the Mondrian South Beach mortgage and mezzanine loans. In the event of a default, the lenders’ recourse is generally limited to the mortgaged property or related equity interests, subject to standard non-recourse carve-out guaranties for “bad boy” type acts. Morgans Group and affiliates of our joint venture partner also agreed to guaranty the joint venture’s obligation to reimburse certain expenses incurred by the lenders and indemnify the lenders in the event such lenders incur liability as a result of any third-party actions brought against Mondrian South Beach. Morgans Group and affiliates of our joint venture partner have also guaranteed the joint venture’s liability for the unpaid principal amount of any seller financing note provided for condominium sales if such financing or related mortgage lien is found unenforceable, provided they shall not have any liability if the seller financed unit becomes subject again to the lien of the lender mortgage or title to the seller financed unit is otherwise transferred to the lender or if such seller financing note is repurchased by Morgans Group and/or affiliates of our joint venture at the full amount of unpaid principal balance of such seller financing note. In addition, although construction is complete and Mondrian South Beach opened on December 1, 2008, Morgans Group and affiliates of our joint venture partner may have continuing obligations under construction completion guaranties until all outstanding payables due to construction vendors are paid. As of June 30, 2011, there are remaining payables outstanding to vendors of approximately $1.3 million. We believe that payment under these guaranties is not probable and the fair value of the guarantee is not material.
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
Mondrian SoHo. The mortgage loan on the Mondrian SoHo property matured in June 2010. On July 31, 2010, the lender amended the debt financing on the property to provide for, among other things, extensions of the maturity date of the mortgage loan secured by the hotel to November 2011 with extension options through 2015, subject to certain conditions including a minimum debt service coverage test calculated, as defined, based on ratios of net operating income to debt service for the three months ended September 30, 2011 of 1:1 or greater.
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
Mondrian SoHo opened in February 2011, and we are operating the hotel under a 10-year management contract with two 10-year extension options. There may be cash shortfalls from the operations of the hotel from time to time and there may not be enough operating cash flow to cover debt service payments in all months going forward, which could require additional contributions by the joint venture partners.

Ames in Boston. As of June 30, 2011, the ownership joint venture’s outstanding mortgage debt secured by the hotel was $46.5 million. In October 2010, the mortgage loan matured, and the joint venture did not satisfy the conditions necessary to exercise the first of two remaining one-year extension options available under the loan, which included funding a debt service reserve account, among other things. As a result, the mortgage lender for Ames served the joint venture with a notice of default and acceleration of debt. In February 2011, the joint venture reached an agreement with the lender whereby the lender waived the default, reinstated the loan and extended the loan maturity date until October 9, 2011. The mortgage debt has one remaining extension option, subject to certain conditions including sufficient deposits into a debt service reserve account, which if exercised would extend the maturity date for one year to October 9, 2012.
Other Possible Uses of Capital. We have a number of development projects signed or under consideration, some of which may require equity investments, key money or credit support from us.
Comparison of Cash Flows for the Six Months Ended June 30, 2011 to the Six Months ended June 30, 2010 —
Operating Activities. Net cash used in operating activities was $5.1 million for the six months ended June 30, 2011 as compared to $19.2 million for the six months ended June 30, 2010. The decrease in cash used in operating activities was primarily due to a release of deposits from the curtailment reserve escrow account as a result of our repayment of the Mondrian Los Angeles mortgage loan in May 2011.
Investing Activities. Net cash provided by investing activities amounted to $240.6 million for the six months ended June 30, 2011 as compared to net cash used in investing activities of $10.4 million for the six months ended June 30, 2010. The change was primarily related to the net proceeds we received from the sale of Mondrian Los Angeles, Royalton and Morgans during May 2011 slightly offset by the purchase of joint venture interests in certain food and beverage entities in the CGM Transaction.
Financing Activities. Net cash used in financing activities amounted to $131.2 million for the six months ended June 30, 2011 as compared to $1.7 million for the six months ended June 30, 2010. This increase was primarily due to the repayment of debt associated with the three hotels we sold during May 2011, for which there was no comparable transaction during 2010.
Debt
Mortgages and Hudson Mezzanine Loan. On October 6, 2006, our subsidiaries, Henry Hudson Holdings LLC (“Hudson Holdings”) and Mondrian Holdings LLC (“Mondrian Holdings”), entered into non-recourse mortgage financings consisting of two separate first mortgage loans secured by Hudson and Mondrian Los Angeles, respectively (collectively, the “Mortgages”), and another subsidiary entered into a mezzanine loan related to Hudson, secured by a pledge of our equity interests in Hudson Holdings.
On October 14, 2009, we entered into an agreement with the lender that holds, among other loans, the mezzanine loan on Hudson. Under the agreement, we paid an aggregate of $11.2 million to (i) reduce the principal balance of the mezzanine loan from $32.5 million to $26.5 million, (ii) acquire interests in $4.5 million of debt securities secured by certain of our other debt obligations, (iii) pay fees, and (iv) obtain a forbearance from the mezzanine lender until October 12, 2013 from exercising any remedies resulting from a maturity default, subject only to maintaining certain interest rate caps and making an additional aggregate payment of $1.3 million to purchase additional interests in certain of our other debt obligations prior to October 11, 2011. The mezzanine lender also agreed to cooperate with us in our efforts to seek an extension of the Hudson Holdings Mortgage and to consent to certain refinancings and other modifications of the Hudson Holding Mortgage.
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

On October 1, 2010, Hudson Holdings and Mondrian Holdings each entered into a modification agreement of its respective Mortgage, together with promissory notes and other related security agreements, with Bank of America, N.A., as trustee, for the lenders (collectively, the “Amended Mortgages”). These modification agreements and related agreements extended the Mortgages until October 15, 2011. In connection with the Amended Mortgages, on October 1, 2010, Hudson Holdings and Mondrian Holdings paid down a total of $16 million and $17 million, respectively, on their outstanding loan balances. The Hudson Holdings Amended Mortgage bears interest at 30-day LIBOR plus 1.03% and the Mondrian Holdings Amended Mortgage bore interest at 30-day LIBOR plus 1.64%.
The interest rate on the Hudson mezzanine loan continues to bear interest at 30-day LIBOR plus 2.98%. We entered into interest rate caps expiring October 15, 2011 in connection with the Amended Mortgages, which effectively cap the 30-day LIBOR rate at 5.3% on the Hudson Holdings Amended Mortgage, capped the 30-day LIBOR rate at 4.25% on the Mondrian Holdings Amended Mortgage, and effectively cap the 30-day LIBOR rate at 7.0% on the Hudson mezzanine loan.
On May 3, 2011, we completed the sale of Mondrian Los Angeles for $137.0 million to an affiliate of Pebblebrook, pursuant to a purchase and sale agreement entered into on April 22, 2011. We applied a portion of the proceeds from the sale, along with approximately $9.2 million of cash in escrow, to retire the $103.5 million Mondrian Holdings Amended Mortgage.
The Hudson Holdings Amended Mortgage requires our subsidiary borrower to fund reserve accounts to cover monthly debt service payments. The subsidiary borrower is also required to fund reserves for property, sales and occupancy taxes, insurance premiums, capital expenditures and the operation and maintenance of Hudson. Reserves are deposited into restricted cash accounts and are released as certain conditions are met. Starting in 2009, the mortgage had fallen below the required debt service coverage and as such, all excess cash, once all other reserve accounts were completed, were funded into a curtailment reserve account. At the time the modification agreement was entered into, the majority of the balance in the curtailment reserve account was used to reduce the amount of debt outstanding under the Hudson Holdings Amended Mortgage, as discussed above. Under the Hudson Holdings Amended Mortgage, all excess cash is required to be funded into the curtailment reserve account regardless of our debt service coverage ratio. The subsidiary borrower is not permitted to have any liabilities other than certain ordinary trade payables, purchase money indebtedness, capital lease obligations and certain other liabilities.
The Hudson Holdings Amended Mortgage prohibits the incurrence of additional debt on Hudson. Furthermore, the subsidiary borrower is not permitted to incur additional mortgage debt or partnership interest debt. The Hudson Holdings Amended Mortgage does not permit (1) transfers of more than 49% of the interests in the subsidiary borrowers, Morgans Group or the Company or (2) a change in control of the subsidiary borrower, or in respect of Morgans Group or the Company itself, without, in each case, complying with various conditions or obtaining the prior written consent of the lender.
The Hudson Holdings Amended Mortgage provides for events of default customary in mortgage financings, including, among others, failure to pay principal or interest when due, failure to comply with certain covenants, certain insolvency and receivership events affecting the subsidiary borrowers, Morgans Group or the Company, and breach of the encumbrance and transfer provisions. In the event of a default under the Hudson Holdings Amended Mortgage, the lender’s recourse is limited to the mortgaged property, unless the event of default results from insolvency, a voluntary bankruptcy filing, a breach of the encumbrance and transfer provisions, or various other “bad boy” type acts, in which event the lender may also pursue remedies against Morgans Group.
As of June 30, 2011 the balance outstanding on the Hudson Holdings Amended Mortgage was $201.2 million and the balance outstanding on the Hudson mezzanine loan was $26.5 million.
We are pursuing a number of alternatives to finance the Hudson Holdings Amended Mortgage and Hudson mezzanine loan maturities, including using a portion of the proceeds from asset sales such as Royalton and Morgans and debt refinancing. We believe the combination of rising hotel cash flows and improving capital markets should provide sufficient capital to refinance the debt and provide capital for growth.

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
Clift. We lease Clift under a 99-year non-recourse lease agreement expiring in 2103. The lease is accounted for as a financing with a liability balance of $86.0 million at June 30, 2011.
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

Hudson Capital Leases. We lease two condominium units at Hudson which are reflected as capital leases with balances of $6.1 million at June 30, 2011. Currently annual lease payments total approximately $900,000 and are subject to increases in line with inflation. The leases expire in 2096 and 2098.
Amended Revolving Credit Facility. On October 6, 2006, we and certain of our subsidiaries entered into a revolving credit facility with Wachovia Bank, National Association, as Administrative Agent, and the lenders thereto, which was amended on August 5, 2009, and which we refer to as our amended revolving credit facility.
The amended revolving credit facility provided for a maximum aggregate amount of commitments of $125.0 million, divided into two tranches, which were secured by mortgages on Morgans, Royalton and Delano South Beach.
The amended revolving credit facility bore interest at a fluctuating rate measured by reference to, at our election, either LIBOR (subject to a LIBOR floor of 1%) or a base rate, plus a borrowing margin. LIBOR loans have a borrowing margin of 3.75% per annum and base rate loans have a borrowing margin of 2.75% per annum.
On May 23, 2011, in connection with the sale of Royalton and Morgans, we used a portion of the sales proceeds to retire all outstanding debt under the amended revolving credit facility. These hotels, along with Delano South Beach, were collateral for the amended revolving credit facility, which terminated upon the sale of any of the properties securing the facility.
Delano Credit Facility. On July 28, 2011, we and certain of our subsidiaries, including Beach Hotel Associates LLC (the “Florida Borrower” collectively, the “Borrowers”), entered into a secured Credit Agreement (the “Delano Credit Agreement”), with Deutsche Bank Securities Inc. as sole lead arranger, Deutsche Bank Trust Company Americas, as agent (the “Agent”), and the lenders party thereto (the “Lenders”).
The Delano Credit Agreement provides commitments for a $100 million revolving credit facility and includes a $15 million letter of credit sub-facility. The maximum amount of such commitments available at any time for borrowings and letters of credit is determined according to a borrowing base valuation equal to the lesser of (i) 55% of the appraised value of Delano (the “Florida Property”) and (ii) the adjusted net operating income for the Florida Property divided by 11%. Extensions of credit under the Delano Credit Agreement are available for general corporate purposes. The commitments under the Delano Credit Agreement may be increased by up to an additional $10 million during the first two years of the facility, subject to certain conditions, including obtaining commitments from any one or more lenders to provide such additional commitments. The commitments under the Delano Credit Agreement terminate on July 28, 2014, at which time all outstanding amounts under the Delano Credit Agreement will be due and payable.
The obligations of the Borrowers under the Delano Credit Agreement are guaranteed by us. Such obligations are also secured by a mortgage on the Florida Property and all associated assets of the Florida Borrower, as well as a pledge of all equity interests in the Florida Borrower.
The interest rate applicable to loans under the Delano Credit Agreement is a floating rate of interest per annum, at the Borrowers’ election, of either LIBOR (subject to a LIBOR floor of 1.00%) plus 4.00%, or a base rate plus 3.00%. In addition, a commitment fee of 0.50% applies to the unused portion of the commitments under the Delano Credit Agreement.
The Borrowers’ ability to borrow under the Delano Credit Agreement is subject to ongoing compliance by us and the Borrowers with various customary affirmative and negative covenants, including limitations on liens, indebtedness, issuance of certain types of equity, affiliated transactions, investments, distributions, mergers and asset sales. In addition, the Delano Credit Agreement requires that we and the Borrowers maintain a fixed charge coverage ratio (consolidated EBITDA to consolidated fixed charges) of no less than (i) 1.05 to 1.00 at all times on or prior to June 30, 2012 and (ii) 1.10 to 1.00 at all times thereafter.

The Delano Credit Agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the Lenders to, among other things, declare the principal, accrued interest and other obligations of the Borrowers under the Delano Credit Agreement to be immediately due and payable.
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
Joint Venture Debt. See “—Off-Balance Sheet Arrangements” for descriptions of joint venture debt.
Seasonality
The hospitality business is seasonal in nature. For example, our Miami hotels are generally strongest in the first quarter, whereas our New York hotels are generally strongest in the fourth quarter. Quarterly revenues also may be adversely affected by events beyond our control, such as the current recession, extreme weather conditions, terrorist attacks or alerts, natural disasters, airline strikes, and other considerations affecting travel. Given the recent global economic downturn, the impact of seasonality in 2010 and during the first six months of 2011 was not as significant as in prior periods and may remain less pronounced throughout 2011 depending on the timing and strength of the economic recovery.
To the extent that cash flows from operations are insufficient during any quarter, due to temporary or seasonal fluctuations in revenues, we may have to enter into additional short-term borrowings or increase our borrowings, if available, to meet cash requirements.
Capital Expenditures and Reserve Funds
We are obligated to maintain reserve funds for capital expenditures at our Owned Hotels as determined pursuant to our debt or lease agreements related to such hotels, with the exception of Delano South Beach, which as of June 30, 2011 was unencumbered. Our Joint Venture Hotels and the hotels which we manage but do not own or partially own, including Mondrian Los Angeles, Royalton, Morgans and Hotel Las Palapas, generally are subject to similar obligations under our management agreements or under debt agreements related to such hotels. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. Such agreements typically require us to reserve funds at amounts equal to 4% of the hotel’s revenues and require the funds to be set aside in restricted cash. In addition, the restaurants and bars which we continue to own through joint ventures require the ventures to set aside restricted cash of between 2% to 4% of gross revenues of the restaurant. As of June 30, 2011, approximately $2.4 million was available in restricted cash reserves for future capital expenditures under these obligations related to our Owned Hotels.
At Delano South Beach, we plan to renovate certain guest suites and common areas during 2011 which we estimate will cost approximately $5 — $7 million and will be funded from cash on hand.
Additionally, we plan to renovate some of the common areas and replace furniture, fixtures and equipment in guest rooms at Hudson during the next 12 months. We are in the process of finalizing the scope of this renovation. In addition, during 2011, we anticipate the development of approximately 16 guest rooms from rooms that were formerly SRO units at Hudson, which we believe will cost approximately $2 million.

Additionally, we anticipate we will need to renovate Clift, Sanderson and St Martins Lane in the next few years which will require capital and will most likely be funded by owner equity contributions, debt financing, possible asset sales, future operating cash flows or a combination of these sources.
The lenders under the Amended Hudson Mortgage require our subsidiary borrower to fund a reserve account to cover monthly debt service payments. The subsidiary borrower is also required to fund reserves for property, sales and occupancy taxes, insurance premiums, capital expenditures and the operation and maintenance of Hudson. Reserves are deposited into restricted cash accounts and are released as certain conditions are met. In 2009, the Hudson Holdings Mortgage had fallen below the required debt service coverage and as such, all excess cash, once all other reserve accounts are completed, was funded into a curtailment reserve account. Under the Hudson Holdings Amended Mortgage, all excess cash is required to be funded into the curtailment reserve account. As of June 30, 2011, the balance in the curtailment reserve account was $7.0 million. Our subsidiary borrower is not permitted to have any liabilities other than certain ordinary trade payables, purchase money indebtedness, capital lease obligations, and certain other liabilities.
Management will evaluate the capital spent at its properties on an individual basis and ensure that such decisions do not impact the overall quality of our hotels or our guests’ experience.
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
We use some derivative financial instruments, primarily interest rate swaps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. The fair value of our interest rate caps was insignificant as of June 30, 2011.
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
Off-Balance Sheet Arrangements
As of June 30, 2011, we have unconsolidated joint ventures that we account for using the equity method of accounting, most of which have mortgage or related debt, as described below. In some cases, we provide non-recourse carve-out guaranties of joint venture debt, which guaranty is only triggered in the event of certain “bad boy” acts, and other limited liquidity or credit support, as described below.
Morgans Europe. We own interests in two hotels through a 50/50 joint venture known as Morgans Europe. Morgans Europe owns two hotels located in London, England, St Martins Lane, a 204-room hotel, and Sanderson, a 150-room hotel. Under a management agreement with Morgans Europe, we earn management fees and a reimbursement for allocable chain service and technical service expenses.
On July 15, 2010, Morgans Europe venture refinanced in full its then outstanding £99.3 million mortgage debt with a new £100 million loan maturing in July 2015 that is non-recourse to us and is secured by Sanderson and St Martins Lane. As of June 30, 2011, Morgans Europe had outstanding mortgage debt of £99.5 million, or approximately $159.2 million at the exchange rate of 1.60 US dollars to GBP at June 30, 2011.
Morgans Europe’s net income or loss and cash distributions or contributions are allocated to the partners in accordance with ownership interests. At June 30, 2011, we had an investment in Morgans Europe of $1.6 million. We account for this investment under the equity method of accounting. Our equity in income of the joint venture amounted to income of $0.9 million and income of $0.7 million for the three months ended June 30, 2011 and 2010, respectively, and income of $0.9 million and income of $1.5 million for the six months ended June 30, 2011 and 2010, respectively.
Mondrian South Beach. We own a 50% interest in Mondrian South Beach, a recently renovated apartment building which was converted into a condominium and hotel. Mondrian South Beach opened in December 2008, at which time we began operating the property under a long-term management contract.
In April 2010, the Mondrian South Beach joint venture amended its non-recourse financing secured by the property and extended the maturity date for up to seven years, through extension options until April 2017, subject to certain conditions. In April 2010, in connection with the loan amendment, each of the joint venture partners provided an additional $2.75 million to the joint venture resulting in total mezzanine financing provided by the partners of $28.0 million. As of June 30, 2011, the joint venture’s outstanding mortgage and mezzanine debt was $89.7 million, which does not include the $28.0 million mezzanine loan provided by the joint venture partners, which in effect is on par with the lender’s mezzanine debt.

Morgans Group and affiliates of our joint venture partner have agreed to provide standard non-recourse carve-out guaranties and provide certain limited indemnifications for the Mondrian South Beach mortgage and mezzanine loans. In the event of a default, the lenders’ recourse is generally limited to the mortgaged property or related equity interests, subject to standard non-recourse carve-out guaranties for “bad boy” type acts. Morgans Group and affiliates of our joint venture partner also agreed to guaranty the joint venture’s obligation to reimburse certain expenses incurred by the lenders and indemnify the lenders in the event such lenders incur liability as a result of any third-party actions brought against Mondrian South Beach. Morgans Group and affiliates of our joint venture partner have also guaranteed the joint venture’s liability for the unpaid principal amount of any seller financing note provided for condominium sales if such financing or related mortgage lien is found unenforceable, provided they shall not have any liability if the seller financed unit becomes subject again to the lien of the lender’s mortgage or title to the seller financed unit is otherwise transferred to the lender or if such seller financing note is repurchased by Morgans Group and/or affiliates of our joint venture at the full amount of unpaid principal balance of such seller financing note. In addition, although construction is complete and Mondrian South Beach opened on December 1, 2008, Morgans Group and affiliates of our joint venture partner may have continuing obligations under construction completion guaranties until all outstanding payables due to construction vendors are paid. As of June 30, 2011, there are remaining payables outstanding to vendors of approximately $1.3 million. We believe that payment under these guaranties is not probable and the fair value of the guarantee is not material. For further discussion, see note 4 of our consolidated financial statements.
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
We account for this investment under the equity method of accounting. At June 30, 2011, our investment in Mondrian South Beach was $4.3 million. Our equity in loss of Mondrian South Beach was $1.0 million for the three months ended June 30, 2011, and an equity in income of $0.6 million for the three months ended June 30, 2010. Our equity in loss of Mondrian South Beach was $1.5 million and $0.2 million for the six months ended June 30, 2011 and 2010, respectively.
Ames in Boston. On June 17, 2008, we, Normandy Real Estate Partners, and Ames Hotel Partners, entered into a joint venture to develop the Ames hotel in Boston. Upon the hotel’s completion in November 2009, we began operating Ames under a 20-year management contract.
As of June 30, 2011, the joint venture’s outstanding mortgage debt secured by the hotel was $46.5 million. In October 2010, the mortgage loan secured by Ames matured, and the joint venture did not satisfy the conditions necessary to exercise the first of two remaining one-year extension options available under the loan, which included funding a debt service reserve account, among other things. As a result, the mortgage lender for Ames served the joint venture with a notice of default and acceleration of debt. In February 2011, the joint venture reached an agreement with the lender whereby the lender waived the default, reinstated the loan and extended the loan maturity date until October 9, 2011 with a one-year extension option, subject to certain conditions. In connection with the amendment, the joint venture was required to deposit $1 million into a debt service account. The mortgage debt has one remaining extension option, subject to certain conditions including sufficient deposits into a debt service reserve account, which if exercised would extend the maturity date for one year to October 9, 2012.
As of June 30, 2011, we had an approximately 31% economic interest in the joint venture and our investment in the Ames joint venture was $10.2 million. Our equity in loss of Ames was less than $0.1 million and $0.1 million for the three months ended June 30, 2011 and 2010, respectively, and $0.5 million and $0.5 million for the six months ended June 30, 2011 and 2010, respectively.

Mondrian SoHo. In June 2007, we contributed approximately $5.0 million for a 20% equity interest in a joint venture with Cape Advisors Inc. to develop a Mondrian hotel in the SoHo neighborhood of New York. The joint venture obtained a loan of $195.2 million to acquire and develop the hotel. We subsequently loaned an additional $3.3 million to the joint venture. As a result of the decline in general market conditions and real estate values since the inception of the joint venture, and more recently, the need for additional funding to complete the hotel, in June 2010, we wrote down our investment in Mondrian SoHo to zero. All of our subsequent fundings in 2010 and 2011, all of which are in the form of loans, have been impaired, and as of June 30, 2011, our investment balance in Mondrian SoHo is zero.
The mortgage loan on the property matured in June 2010. On July 31, 2010, the loan was amended to, among other things, provide for extensions of the maturity date of the mortgage loan secured by the hotel to November 2011 with extension options through 2015, subject to certain conditions including a minimum debt service coverage test calculated, as defined, based on ratios of net operating income to debt service for the three months ended September 30, 2011 of 1:1 or greater.
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
In July 2010, the joint venture partners each agreed to provide additional funding to the joint venture in proportionate to their equity interest in order to complete the project. At that time, the Mondrian SoHo joint venture was determined to be a variable interest entity as its equity investment at risk was considered insufficient to permit the entity to finance its own activities. Further, we determined that we were not the primary beneficiary of this variable interest entity as we do not have a controlling financial interest in the entity. In February 2011, the hotel opened and as such, we determined that the joint venture was an operating business. We continue to account for our investment in Mondrian SoHo using the equity method of accounting. The loss we recorded, due to impairment charges, on our investment in Mondrian SoHo was $0.5 million and $2.5 million for the three and six months ended June 30, 2011, respectively.
Mondrian SoHo opened in February 2011, and we are operating the hotel under a 10-year management contract with two 10-year extension options.
Shore Club. As of June 30, 2011, we owned approximately 7% of the joint venture that owns Shore Club. On September 15, 2009, the joint venture received a notice of default on behalf of the special servicer for the lender on the joint venture’s mortgage loan for failure to make its September monthly payment and for failure to maintain its debt service coverage ratio, as required by the loan documents. On October 7, 2009, the joint venture received a second letter on behalf of the special servicer for the lender accelerating the payment of all outstanding principal, accrued interest, and all other amounts due on the mortgage loan. The lender also demanded that the joint venture transfer all rents and revenues directly to the lender to satisfy the joint venture’s debt. In March 2010, the lender for the Shore Club mortgage initiated foreclosure proceedings against the property in U.S. federal district court. In October 2010, the federal court dismissed the case for lack of jurisdiction. In November 2010, the lender initiated foreclosure proceedings in state court. We continue to operate the hotel pursuant to the management agreement during these proceedings. However, there can be no assurances we will continue to operate the hotel once foreclosure proceedings are complete.
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
Quantitative and Qualitative Disclosures About Market Risk
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Some of our outstanding debt has a variable interest rate. As described in “Management’s Discussion and Analysis of Financial Results of Operations — Derivative Financial Instruments” above, we use some derivative financial instruments, primarily interest rate swaps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of June 30, 2011, our total outstanding consolidated debt, including capital lease obligations, was approximately $534.9 million, of which approximately $227.7 million, or 42.6%, was variable rate debt. At June 30, 2011, the one month LIBOR rate was 0.19%.
As of June 30, 2011, the $227.7 million of variable rate debt consists of our outstanding balances on the Hudson Holdings Amended Mortgage and Hudson mezzanine loan. In connection with the Hudson Holdings Amended Mortgage, an interest rate cap for 5.3% in the amount of approximately $201.2 million was entered into in September 2010, and was outstanding as of June 30, 2011. In connection with the Hudson mezzanine loan, an interest rate cap for 5.0% in the amount of $26.5 million was entered into in August 2010, and was outstanding as of June 30, 2011. These interest rate caps mature on October 15, 2011. If market rates of interest on this $227.7 million variable rate debt increase by 1.0%, or 100 basis points, the increase in interest expense would reduce future pre-tax earnings and cash flows by approximately $2.3 million annually and the maximum annual amount the interest expense would increase on this variable rate debt is $12.2 million due to our interest rate cap agreements, which would reduce future pre-tax earnings and cash flows by the same amount annually. If market rates of interest on this $227.7 million variable rate decrease by 1.0%, the decrease in interest expense would increase pre-tax earnings and cash flow by approximately $2.3 million annually.
As of June 30, 2011, our fixed rate debt of $301.1 million consisted of the trust notes underlying our trust preferred securities, the Convertible Notes, and the Clift lease. The fair value of some of this debt is greater than the book value. As such, if market rates of interest increase by 1.0%, or approximately 100 basis points, the fair value of our fixed rate debt at June 30, 2011 would decrease by approximately $31.0 million. If market rates of interest decrease by 1.0%, or 100 basis points, the fair value of our fixed rate debt at June 30, 2011 would increase by $37.2 million.

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
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15) that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We believe that a foreclosure based on a payment default does not create one of the limited circumstances under which Morgans Group would have recourse liability under the guaranty. On May 27, 2010, we answered Petra’s complaint, denying any obligation to make payment under the guaranty. On July 9, 2010, Petra moved for summary judgment on the ground that the loan documents unambiguously establish Morgans Group’s obligation under the guaranty. We opposed Petra’s motion for summary judgment, and cross-moved for summary judgment in favor of us on grounds that the guaranty was not triggered by a foreclosure resulting from a payment default. On December 20, 2010, the court granted our motion for summary judgment dismissing the complaint, and denied the plaintiff’s motion for summary judgment. Petra thereafter appealed the decision. On May 19, 2011, the appellate court unanimously affirmed the trial courts’ grant of summary judgment in our favor and the dismissal of Petra’s complaint. Petra has petitioned the New York Court of Appeals for permission to appeal further and we have opposed that petition, but the Court of Appeals has not yet ruled. We will continue to defend this lawsuit vigorously.
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

Morgans Hotel Group Co.
/s/ Michael J. Gross
Michael J. Gross
Chief Executive Officer

/s/ Richard Szymanski
Richard Szymanski
Chief Financial Officer and Secretary
August 8, 2011

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

10.1	*	Purchase and Sale Agreement, dated as of April 3, 2011, by and among Morgans Holdings LLC and Madison 237 Hotel, L.L.C. (Morgans New York)

10.2	*	Purchase and Sale Agreement, dated as of April 3, 2011, by and among Royalton, LLC and Royalton 44 Hotel, L.L.C. (Royalton New York)

10.3	*	Purchase and Sale Agreement, dated as of April 22, 2011, by and among Mondrian Holdings LLC and Wolverines Owner, LLC (Mondrian Los Angeles)

10.4	*
Credit Agreement, dated as of July 28, 2011, by and among Morgans Group, LLC, Beach Hotel Associates LLC, Morgans Hotel Group Co., Deutsche Bank Securities Inc., Deutsche Bank Trust Company Americas, and the financial institutions initially signatory thereto and their assignees pursuant to Section 13.5 thereto

10.5	*
Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of July 28, 2011, by Beach Hotel Associates LLC, to Deutsche Bank Trust Company Americas, for itself, the Issuing Bank and for each of the Lenders from time party to the Credit Agreement, dated as of July 28, 2011

Exhibit
Number		Description

10.6	*
Security Agreement, dated as of July 28, 2011, from Beach Hotel Associates LLC to Deutsche Bank Trust Company Americas, for itself the Issuing Bank and for each of the Lenders from time to time party to the Credit Agreement, dated as of July 28, 2011

10.7	*
Guaranty, dated as of July 28, 2011, by Morgans Hotel Group Co., Morgans Hotel Group Management LLC, in favor of Deutsche Bank Trust Company Americas for itself, the Issuing Bank and each of the Lenders under the Credit Agreement, dated as of July 28, 2011

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