Form 10-Q
period 2011-09-30
Morgans Hotel Group Co.
filed 2011-11-09
CIK 1342126

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of November 8, 2011 was 30,731,457.

Page
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MORGANS HOTEL GROUP CO. CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010	4

MORGANS HOTEL GROUP CO. UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS	5

MORGANS HOTEL GROUP CO. UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	6

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	35

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	60

ITEM 4. CONTROLS AND PROCEDURES	61

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	62

ITEM 1A. RISK FACTORS	62

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	62

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	62

ITEM 4. REMOVED AND RESERVED	62

ITEM 5. OTHER INFORMATION	62

ITEM 6. EXHIBITS	62

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
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
We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Morgans Hotel Group Co.
Consolidated Balance Sheets
(in thousands, except per share data)

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Property and equipment, net	$283,811	$291,078
Goodwill	54,057	53,691
Investments in and advances to unconsolidated joint ventures	5,063	20,450
Assets held for sale, net	—	194,964
Investment in property held for non-sale disposition, net	—	9,775
Cash and cash equivalents	12,829	5,250
Restricted cash	7,148	28,783
Accounts receivable, net	8,250	6,018
Related party receivables	5,186	3,830
Prepaid expenses and other assets	7,202	7,007
Deferred tax asset, net	81,421	80,144
Other, net	15,834	13,786

Total assets	$480,801	$714,776

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Debt and capital lease obligations	$433,267	$558,779
Mortgage debt of property held for non-sale disposition	—	10,500
Accounts payable and accrued liabilities	32,353	23,604
Debt obligation, accounts payable and accrued liabilities of assets held for sale	—	107,161
Accounts payable and accrued liabilities of property held for non-sale disposition	—	1,162
Distributions and losses in excess of investment in unconsolidated joint ventures	272	1,509
Deferred gain on asset sales	77,792	—
Other liabilities	14,291	13,866

Total liabilities	557,975	716,581

Commitments and contingencies

Preferred securities, $.01 par value; liquidation preference $1,000 per share, 75,000 shares authorized and issued at September 30, 2011 and December 31, 2010, respectively	53,319	51,118
Common stock, $.01 par value; 200,000,000 shares authorized; 36,277,495 shares issued at September 30, 2011 and December 31, 2010, respectively	363	363
Additional paid-in capital	289,971	297,554
Treasury stock, at cost, 5,555,654 and 5,985,045 shares of common stock at September 30, 2011 and December 31, 2010, respectively	(89,155)	(92,688)
Accumulated comprehensive loss	(3,683)	(3,194)
Accumulated deficit	(336,360)	(265,874)

Total Morgans Hotel Group Co. stockholders’ deficit	(85,545)	(12,721)
Noncontrolling interest	8,371	10,916

Total deficit	(77,174)	(1,805)

Total liabilities and stockholders’ deficit	$480,801	$714,776

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended Sept. 30,	Ended Sept. 30,	Ended Sept. 30,	Ended Sept. 30,
	2011	2010	2011	2010

Revenues:
Rooms	$26,432	$35,100	$90,951	$99,443
Food and beverage	15,575	16,017	49,216	51,062
Other hotel	1,271	2,077	5,020	6,730

Total hotel revenues	43,278	53,194	145,187	157,235
Management fees and other income	3,408	4,547	10,112	14,079

Total revenues	46,686	57,741	155,299	171,314

Operating Costs and Expenses:
Rooms	8,263	11,061	29,122	31,377
Food and beverage	13,664	14,426	41,901	42,526
Other departmental	870	1,322	3,117	3,834
Hotel selling, general and administrative	9,951	12,275	33,301	35,523
Property taxes, insurance and other	4,247	3,650	12,136	12,461

Total hotel operating expenses	36,995	42,734	119,577	125,721
Corporate expenses, including stock compensation of $1.4 million, $2.3 million, $7.4 million, and $8.9 million, respectively	7,037	8,045	25,920	27,270
Depreciation and amortization	4,833	8,173	17,405	23,529
Restructuring, development and disposal costs	2,125	1,064	10,518	2,930
Impairment loss on receivables from unconsolidated joint venture	—	5,499	—	5,499

Total operating costs and expenses	50,990	65,515	173,420	184,949
Operating loss	(4,304)	(7,774)	(18,121)	(13,635)
Interest expense, net	8,775	8,319	27,783	33,058
Equity in loss of unconsolidated joint ventures	12,794	1,435	23,187	9,437
Gain on asset sales	(1,101)	—	(1,721)	—
Other non-operating expenses	616	20,299	2,885	35,491

Loss before income tax expense	(25,388)	(37,827)	(70,255)	(91,621)
Income tax expense	230	420	523	994

Net loss from continuing operations	(25,618)	(38,247)	(70,778)	(92,615)
(Loss) income from discontinued operations, net of taxes	—	(281)	485	16,474

Net loss	(25,618)	(38,528)	(70,293)	(76,141)
Net loss attributable to noncontrolling interest	799	1,451	2,007	2,033

Net loss attributable to Morgans Hotel Group	(24,819)	(37,077)	(68,286)	(74,108)
Preferred stock dividends and accretion	2,285	2,164	6,701	6,357

Net loss attributable to common stockholders	(27,104)	(39,241)	(74,987)	(80,465)
Other comprehensive loss:
Unrealized (loss) gain on valuation of swap/cap agreements, net of tax	(12)	1,055	(7)	11,058
Share of unrealized loss on valuation of swap agreements from unconsolidated joint venture, net of tax	(1,444)	(1,274)	(423)	(1,274)
Realized loss on settlement of swap/cap agreements, net of tax	—	(830)	—	(5,971)
Foreign currency translation gain (loss), net of tax	52	(179)	(57)	77

Comprehensive loss	$(28,508)	$(40,469)	$(75,474)	$(76,575)

(Loss) income per share:
Basic and diluted continuing operations	$(0.89)	$(1.29)	$(2.41)	$(3.18)
Basic and diluted discontinued operations	$(0.00)	$(0.01)	$0.02	$0.54
Basic and diluted attributable to common stockholders	$(0.89)	$(1.30)	$(2.39)	$(2.64)
Weighted average number of common shares outstanding:
Basic and diluted	30,617	30,162	31,359	30,470
See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended Sept. 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(70,293)	$(76,141)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities (including discontinued operations):
Depreciation	15,850	21,992
Amortization of other costs	1,555	1,537
Amortization of deferred financing costs	7,784	4,343
Amortization of discount on convertible notes	1,708	1,708
Amortization of deferred gain on asset sales	(1,721)	—
Stock-based compensation	7,384	8,892
Accretion of interest on capital lease obligation	1,451	3,317
Equity in losses from unconsolidated joint ventures	23,187	9,437
Impairment loss on receivable from unconsolidated joint venture	—	5,499
Gain on disposal of property held for non-sale disposition	—	(17,766)
Impairment and loss on disposal of assets	1,182	—
Change in value of warrants	—	32,902
Change in value of interest rate caps and swaps, net	35	26
Changes in assets and liabilities:
Accounts receivable, net	33	(2,133)
Related party receivables	(1,348)	(289)
Restricted cash	20,234	(18,718)
Prepaid expenses and other assets	2,533	2,031
Accounts payable and accrued liabilities	2,430	(330)
Other liabilities	—	(150)
Discontinued operations	(843)	1,053

Net cash provided by (used in) operating activities	11,161	(22,790)

Cash flows from investing activities:
Additions to property and equipment	(7,861)	(10,602)
Deposits to capital improvement escrows, net	1,091	716
Distributions from unconsolidated joint ventures	1,622	206
Proceeds from asset sales, net	267,162	—
Proceeds from sale of joint venture, net	2,500	—
Purchase of interest in food and beverage joint ventures, net of cash acquired	(19,291)	—
Investments in and settlement related to unconsolidated joint ventures	(9,479)	(4,340)

Net cash provided by (used in) investing activities	235,744	(14,020)

Cash flows from financing activities:
Proceeds from debt	193,992	—
Payments on debt and capital lease obligations	(426,159)	—
Debt issuance costs	(5,744)	(167)
Cash paid in connection with vesting of stock based awards	(588)	(772)
Cost of issuance of preferred stock	—	(246)
Distributions to holders of noncontrolling interests in consolidated subsidiaries	(827)	(1,019)

Net cash used in financing activities	(239,326)	(2,204)

Net increase (decrease) in cash and cash equivalents	7,579	(39,014)
Cash and cash equivalents, beginning of period	5,250	68,956

Cash and cash equivalents, end of period	$12,829	$29,942

Supplemental disclosure of cash flow information:
Cash paid for interest	$18,568	$27,703

Cash paid for taxes	$784	$19

Non-cash Investing Activities
Acquisition of interest in unconsolidated joint ventures:
Furniture, fixture and equipment	$(706)	$—
Other assets and liabilities, net	2,999	—
Distributions and losses in excess of investment in unconsolidated joint ventures	(1,587)	—

Cash included in purchase of interest in food and beverage joint ventures	$706	$—

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
In connection with the IPO, the Former Parent contributed the subsidiaries and ownership interests in nine operating hotels in the United States and the United Kingdom to Morgans Group in exchange for membership units. Simultaneously, Morgans Group issued additional membership units to the Predecessor in exchange for cash raised by the Company from the IPO. The Former Parent also contributed all the membership interests in its hotel management business to Morgans Group in return for 1,000,000 membership units in Morgans Group exchangeable for shares of the Company’s common stock. The Company is the managing member of Morgans Group, and has full management control. On April 24, 2008, 45,935 outstanding membership units in Morgans Group were exchanged for 45,935 shares of the Company’s common stock. As of September 30, 2011, 954,065 membership units in Morgans Group remain outstanding.
On February 17, 2006, the Company completed its IPO. The Company issued 15,000,000 shares of common stock at $20 per share resulting in net proceeds of approximately $272.5 million, after underwriters’ discounts and offering expenses.
The Company has one reportable operating segment; it operates, owns, acquires and redevelops boutique hotels.
Operating Hotels
The Company’s operating hotels as of September 30, 2011 are as follows:

		Number of
Hotel Name	Location	Rooms	Ownership
Hudson	New York, NY	834	(1)
Morgans	New York, NY	114	(2)
Royalton	New York, NY	168	(2)
Mondrian SoHo	New York, NY	270	(3)
Delano South Beach	Miami Beach, FL	194	(4)
Mondrian South Beach	Miami Beach, FL	328	(5)
Shore Club	Miami Beach, FL	309	(6)
Mondrian Los Angeles	Los Angeles, CA	237	(7)
Clift	San Francisco, CA	372	(8)
Ames	Boston, MA	114	(9)
Sanderson	London, England	150	(10)
St Martins Lane	London, England	204	(10)
Hotel Las Palapas	Playa del Carmen, Mexico	75	(11)

(1)	The Company owns 100% of Hudson, which is part of a property that is structured as a condominium, in which Hudson constitutes 96% of the square footage of the entire building.

(2)	Operated under a management contract; wholly-owned until May 23, 2011, when the hotel was sold to a third-party.

(3)
Operated under a management contract and owned through an unconsolidated joint venture in which the Company held a minority ownership interest of approximately 20% at September 30, 2011 based on cash contributions. See note 4.

(4)	Wholly-owned hotel.

(5)	Owned through a 50/50 unconsolidated joint venture. See note 4.

(6)	Operated under a management contract and owned through an unconsolidated joint venture in which the Company held a minority ownership interest of approximately 7% as of September 30, 2011. See note 4.

(7)	Operated under a management contract; wholly-owned until May 3, 2011, when the hotel was sold to a third-party.

(8)	The hotel is operated under a long-term lease which is accounted for as a financing. See note 6.

(9)
Operated under a management contract and owned through an unconsolidated joint venture in which the Company held a minority interest ownership of approximately 31% at September 30, 2011 based on cash contributions. See note 4.

(10)
Owned through a 50/50 unconsolidated joint venture. In October 2011, the Company entered into a definitive agreement to sell its equity interests in the joint venture. The transaction is expected to close in the fourth quarter of 2011. See note 4.

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
The Company’s resulting ownership interests in the remaining two of these food and beverage ventures, covered by the CGM Transaction, relating to the food and beverage operations at Mondrian Los Angeles and Mondrian South Beach, was less than 100%, and were reevaluated in accordance with ASC 810-10, Consolidation (“ASC 810-10”). The Company concluded that these two ventures did not meet the requirements of a variable interest entity and accordingly, these investments in joint ventures were accounted for using the equity method, as the Company does not believe it exercises control over significant asset decisions such as buying, selling or financing. See note 4. Prior to the completion of the CGM Transaction, the Company consolidated the Mondrian Los Angeles food and beverage entity, as it exercised control and was the primary beneficiary of the venture.

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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
Income taxes for the three and nine months ended September 30, 2011 and 2010, were computed using the Company’s effective tax rate.
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
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate caps as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive loss (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings as a component of interest expense. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.
As of September 30, 2011 and December 31, 2010, the estimated fair market value of the Company’s cash flow hedges is immaterial.
In connection with the London Sale Agreement, defined below in footnote 4, on November 2, 2011, Walton, on behalf of itself and the Company, entered into a foreign currency forward contract to effectively fix the currency conversion rate on half of the expected net sales proceeds at an exchange rate of 1.592 US dollars to GBP.
Credit-risk-related Contingent Features
The Company has entered into agreements with each of its derivative counterparties in connection with the interest rate caps and hedging instruments related to the Convertible Notes, as defined and discussed in note 6, providing that in the event the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2011 and December 31, 2010, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. Accordingly, all derivatives have been classified as Level 2 fair value measurements.
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
In connection with its Outperformance Award Program, as discussed in note 7, the Company issued OPP LTIP Units (as defined in note 7) which were initially fair valued on the date of grant, and on September 30, 2011, utilizing a Monte Carlo simulation to estimate the probability of the performance vesting conditions being satisfied. The Monte Carlo simulation used a statistical formula underlying the Black-Scholes and binomial formulas and such simulation was run approximately 100,000 times. As the Company has the ability to settle the vested OPP LTIP Units with cash, these awards are not considered to be indexed to the Company’s stock price and must be accounted for as liabilities at fair value.
Although the Company has determined that the majority of the inputs used to value the OPP LTIP Units fall within Level 1 of the fair value hierarchy, the Monte Carlo simulation model utilizes Level 3 inputs, such as estimates of the Company’s volatility. Accordingly, the OPP LTIP Unit liability was classified as a Level 3 fair value measure.
During the three and nine months ended September 30, 2011, the Company recognized non-cash impairment charges of $1.6 million and $4.0 million, respectively, related to the Company’s investment in Mondrian SoHo, through equity in loss from joint ventures. The Company’s estimated fair value relating to this impairment assessment was based primarily upon Level 3 measurements, including a discounted cash flow analysis to estimate the fair value of the assets taking into account the assets expected cash flow, holding period and estimated proceeds from the disposition of assets, as well as market and economic conditions.
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
The Company’s financial instruments include cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, and fixed and variable rate debt. Management believes the carrying amount of the aforementioned financial instruments, excluding fixed-rate debt, is a reasonable estimate of fair value as of September 30, 2011 and December 31, 2010 due to the short-term maturity of these items or variable market interest rates.

The fair market value of the Company’s $222.6 million of fixed rate debt, excluding capitalized lease obligations and including the Convertible Notes at face value, as of September 30, 2011 and December 31, 2010 was approximately $205.7 million and $248.6 million, respectively, using market interest rates.
Stock-based Compensation
The Company accounts for stock based employee compensation using the fair value method of accounting described in ASC 718-10. For share grants, total compensation expense is based on the price of the Company’s stock at the grant date. For option grants, the total compensation expense is based on the estimated fair value using the Black-Scholes option-pricing model. For awards under the Company’s Outperformance Award Program, discussed in note 7, long-term incentive awards, the total compensation expense is based on the estimated fair value using the Monte Carlo pricing model. Compensation expense is recorded ratably over the vesting period, if any. Stock compensation expense recognized for the three months ended September 30, 2011 and 2010 was $1.4 million and $2.3 million, respectively. Stock compensation expense recognized for the nine months ended September 30, 2011 and 2010 was $7.4 million and $8.9 million, respectively.
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
The membership units in Morgans Group, the Company’s operating company, owned by the Former Parent are presented as noncontrolling interest in Morgans Group in the consolidated balance sheets and were approximately $8.4 million and $10.6 million as of September 30, 2011 and December 31, 2010, respectively. The noncontrolling interest in Morgans Group is: (i) increased or decreased by the limited members’ pro rata share of Morgans Group’s net income or net loss, respectively; (ii) decreased by distributions; (iii) decreased by exchanges of membership units for the Company’s common stock; and (iv) adjusted to equal the net equity of Morgans Group multiplied by the limited members’ ownership percentage immediately after each issuance of units of Morgans Group and/or shares of the Company’s common stock and after each purchase of treasury stock through an adjustment to additional paid-in capital. Net income or net loss allocated to the noncontrolling interest in Morgans Group is based on the weighted-average percentage ownership throughout the period.
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

New Accounting Pronouncements
Accounting Standards Update No. 2011-04 — “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU No. 2011-04”) generally provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will be effective for interim and annual periods beginning on or after December 15, 2011. The Company does not believe ASU 2011-04 will have a material impact on its financial statements.
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
Accounting Standards Update No. 2011-08 — “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU No. 2011-08”) amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If this is the case, companies will need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. ASU No. 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not believe the adoption of this update will have a material impact on its financial statements.
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
Basic earnings (loss) per share is calculated based on the weighted average number of common stock outstanding during the period. Diluted earnings (loss) per share include the effect of potential shares outstanding, including dilutive securities. Potential dilutive securities may include shares and options granted under the Company’s stock incentive plan and membership units in Morgans Group, which may be exchanged for shares of the Company’s common stock under certain circumstances. The 954,065 Morgans Group membership units (which may be converted to cash, or at the Company’s option, common stock) held by third parties at September 30, 2011, warrants issued to the Investors, unvested restricted stock units, LTIP Units (as defined in note 7), stock options, and OPP LTIP Units and shares issuable upon conversion of outstanding Convertible Notes (as defined in note 6) have been excluded from the diluted net income (loss) per common share calculation, as there would be no effect on reported diluted net income (loss) per common share.

The table below details the components of the basic and diluted loss per share calculations (in thousands, except for per share data):

	Three Months	Three Months
	Ended	Ended
	Sept. 30, 2011	Sept. 30, 2010
Numerator:
Net loss from continuing operations	$(25,618)	$(38,247)
Net loss from discontinued operations	—	(281)

Net loss	(25,618)	(38,528)
Net loss attributable to noncontrolling interest	799	1,451

Net loss attributable to Morgans Hotel Group Co.	(24,819)	(37,077)
Less: preferred stock dividends and accretion	2,285	2,164

Net loss attributable to common shareholders	$(27,104)	$(39,241)

Denominator, continuing and discontinued operations:
Weighted average basic common shares outstanding	30,617	30,162
Effect of dilutive securities	—	—

Weighted average diluted common shares outstanding	30,617	30,162

Basic and diluted loss from continuing operations per share	$(0.89)	$(1.29)

Basic and diluted loss from discontinued operations per share	$0.00	$(0.01)

Basic and diluted loss available to common stockholders per common share	$(0.89)	$(1.30)

	Nine Months	Nine Months
	Ended	Ended
	Sept. 30, 2011	Sept. 30, 2010
Numerator:
Net loss from continuing operations	$(70,778)	$(92,615)
Net income from discontinued operations	485	16,474

Net loss	(70,293)	(76,141)
Net loss attributable to noncontrolling interest	2,007	2,033

Net loss attributable to Morgans Hotel Group Co.	(68,286)	(74,108)
Less: preferred stock dividends and accretion	6,701	6,357

Net loss attributable to common shareholders	$(74,987)	$(80,465)

Denominator, continuing and discontinued operations:
Weighted average basic common shares outstanding	31,359	30,470
Effect of dilutive securities	—	—

Weighted average diluted common shares outstanding	31,359	30,470

Basic and diluted loss from continuing operations per share	$(2.41)	$(3.18)

Basic and diluted income from discontinued operations per share	$0.02	$0.54

Basic and diluted loss available to common stockholders per common share	$(2.39)	$(2.64)

4. Investments in and Advances to Unconsolidated Joint Ventures
The Company’s investments in and advances to unconsolidated joint ventures and its equity in earnings (losses) of unconsolidated joint ventures are summarized as follows (in thousands):
Investments

	As of	As of
	Sept. 30,	December 31,
Investment	2011	2010
Mondrian South Beach	$3,313	$5,817
Morgans Hotel Group Europe Ltd.	—	1,366
Mondrian SoHo	—	—
Ames	—	10,709
Mondrian South Beach food and beverage — MC South Beach (1)	1,592	—
Other	158	2,558

Total investments in and advances to unconsolidated joint ventures	$5,063	$20,450

	As of	As of
	Sept. 30,	December 31,
Investment	2011	2010
Restaurant Venture — SC London (2)	$—	$(1,509)
Morgans Hotel Group Europe Ltd.	(272)	—
Hard Rock Hotel & Casino (3)	—	—

Total losses from and distributions in excess of investment in unconsolidated joint ventures	$(272)	$(1,509)

(1)
Following the CGM Transaction, the Company’s ownership interest in this food and beverage joint venture is less than 100%, and based on the Company’s evaluation, this venture does not meet the requirements of a variable interest entity. Accordingly, this joint venture is accounted for using the equity method.

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

Equity in income (loss) of unconsolidated joint ventures

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Investment	Sept. 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010
Morgans Hotel Group Europe Ltd.	$499	$1041	$1,392	$2,540
Restaurant Venture — SC London (1)	—	(136)	(510)	(584)
Mondrian South Beach	(1,025)	(1,576)	(2,503)	(1,808)
Mondrian South Beach food and beverage — MC South Beach (2)	(108)	—	(108)	—
Ames	(10,597)	(86)	(11,062)	(577)
Mondrian SoHo	(1,565)	(680)	(4,026)	(9,015)
Hard Rock Hotel & Casino (3)	—	—	(6,376)	—
Other	2	2	6	7

Total equity in loss from unconsolidated joint ventures	$(12,794)	$(1,435)	$(23,187)	$(9,437)

(1)
Until June 20, 2011, the Company had a 50% ownership interest in the SC London restaurant venture. As a result of the CGM Transaction, the Company now owns 100% of the SC London restaurant venture, which is consolidated into the Company’s financial statements effective June 20, 2011, the date the CGM Transaction closed.

(2)
Following the CGM Transaction, the Company’s ownership interest in this food and beverage joint venture is less than 100%, and based on the Company’s evaluation, this venture does not meet the requirements of a variable interest entity. Accordingly, this joint venture is accounted for using the equity method.

(3)
Until March 1, 2011, the Company had a partial ownership interest in the Hard Rock and managed the property pursuant to a management agreement that was terminated in connection with the Hard Rock settlement (discussed below). Reflects the period operated in 2011.

Morgans Hotel Group Europe Limited
As of September 30, 2011, the Company owned interests in two hotels in London, England, St Martins Lane, a 204-room hotel, and Sanderson, a 150-room hotel, through a 50/50 joint venture known as Morgans Hotel Group Europe Limited (“Morgans Europe”) with Walton MG London Investors V, L.L.C (“Walton”).
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

Under a management agreement with Morgans Europe, the Company earns management fees and a reimbursement for allocable chain service and technical service expenses. The Company is also entitled to an incentive management fee and a capital incentive fee. The Company did not earn any incentive fees during the three and nine months ended September 30, 2011 and 2010.
On July 15, 2010, the joint venture refinanced in full its then outstanding £99.3 million mortgage debt with a new £100 million loan maturing in July 2015 that is non-recourse to the Company and is secured by Sanderson and St Martins Lane. The joint venture also entered into a swap agreement that effectively fixes the interest rate at 5.22% for the term of the loan, a reduction in interest rate of approximately 105 basis points, as compared to the previous mortgage loan. As of September 30, 2011, Morgans Europe had outstanding mortgage debt of £99.3 million, or approximately $154.8 million at the exchange rate of 1.56 US dollars to GBP at September 30, 2011.
Net income or loss and cash distributions or contributions are allocated to the partners in accordance with ownership interests. The Company accounts for this investment under the equity method of accounting.
On October 7, 2011, subsidiaries of the Company and Walton entered into an agreement (the “London Sale Agreement”) to sell their respective equity interests in the joint venture for an aggregate of £192 million (or approximately $300.0 million at the exchange rate of 1.56 US dollars to GBP at September 30, 2011) to Capital Hills Hotels Limited. On closing of the transaction, the Company will continue to operate the hotels under long-term management agreements that, including extension options, extend the term of the existing management agreements to 2041 from 2027. The transaction is expected to close in the fourth quarter of 2011 and is subject to satisfaction of customary closing conditions. The Company expects to receive net proceeds of approximately $70 million, depending on foreign currency exchange rates and working capital adjustments, after the joint venture applies a portion of the proceeds from the sale to retire the £99.5 million of outstanding mortgage debt secured by the hotels and after payment of closing costs. The joint venture partners have received a £10 million security deposit, which is non-refundable except in the event of a default by the seller.
On November 2, 2011, Walton, on behalf of itself and the Company, entered into a foreign currency forward contract to effectively fix the currency conversion rate on half of the expected net sales proceeds at an exchange rate of 1.592 US dollars to GBP.
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
Morgans Group and affiliates of its joint venture partner have agreed to provide standard non-recourse carve-out guaranties and provide certain limited indemnifications for the Mondrian South Beach mortgage and mezzanine loans. In the event of a default, the lenders’ recourse is generally limited to the mortgaged property or related equity interests, subject to standard non-recourse carve-out guaranties for “bad boy” type acts. Morgans Group and affiliates of its joint venture partner also agreed to guaranty the joint venture’s obligation to reimburse certain expenses incurred by the lenders and indemnify the lenders in the event such lenders incur liability as a result of any third-party actions brought against Mondrian South Beach. Morgans Group and affiliates of its joint venture partner have also guaranteed the joint venture’s liability for the unpaid principal amount of any seller financing note provided for condominium sales if such financing or related mortgage lien is found unenforceable, provided they shall not have any liability if the seller financed unit becomes subject again to the lien of the lender’s mortgage or title to the seller financed unit is otherwise transferred to the lender or if such seller financing note is repurchased by Morgans Group and/or affiliates of its joint venture at the full amount of unpaid principal balance of such seller financing note. In addition, although construction is complete and Mondrian South Beach opened on December 1, 2008, Morgans Group and affiliates of its joint venture partner may have continuing obligations under construction completion guaranties until all outstanding payables due to construction vendors are paid. As of September 30, 2011, there are remaining payables outstanding to vendors of approximately $1.1 million. The Company believes that payment under these guaranties is not probable and the fair value of the guarantee is not material.
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
Mondrian SoHo
In June 2007, the Company entered into a joint venture with Cape Advisors Inc. to acquire and develop a Mondrian hotel in the SoHo neighborhood of New York City. The Company initially contributed $5.0 million for a 20% equity interest in the joint venture and subsequently loaned an additional $4.3 million to the venture. The joint venture obtained a loan of $195.2 million to acquire and develop the hotel, which matured in June 2010.
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
In addition to new funds provided by the lender, Cape Advisors Inc. made cash and other contributions to the joint venture, and the Company agreed to provide up to $3.2 million of additional funds to be treated as a loan with priority over the equity, to complete the project. The Company has contributed the full amount of this priority loan, as well as additional funds of $1.1, all of which were considered impaired and recorded as impairment charges through equity in loss of unconsolidated joint ventures during the periods funds were contributed. As of September 30, 2011, the Company’s investment balance in the joint venture was zero.
The joint venture believes the hotel has achieved the required 1:1 coverage ratio as of September 30, 2011 and subject to other customary conditions, the maturity of this debt can be extended to November 2012. The joint venture has additional extension options available in 2012 subject to similar conditions, including a minimum debt service coverage test calculated, as defined, based on ratios of net operating income to debt service for the twelve months ended September 30, 2012 of 1.1:1.0 or greater.
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
The Company has contributed approximately $11.8 million in equity through September 30, 2011 for an approximately 31% interest in the joint venture. The joint venture obtained a loan for $46.5 million secured by the hotel, which was outstanding as of September 30, 2011. The project also qualified for federal and state historic rehabilitation tax credits which were sold for approximately $16.9 million.
In September 2011, the joint venture partners funded their pro rata shares of the debt service reserve account, of which the Company’s contribution was $0.3 million, and exercised the one remaining extension option available on the mortgage debt. As a result, the mortgage debt secured by Ames will mature on October 9, 2012.

Based on current economic conditions and the upcoming mortgage debt maturity, the joint venture concluded that the hotel was impaired as of September 30, 2011, and recorded a $49.9 million impairment charge. The Company wrote down its investment in Ames to zero and recorded an impairment charge through equity in loss of unconsolidated joint ventures of $10.6 million.
Shore Club
The Company operates Shore Club under a management contract and owned a minority ownership interest of approximately 7% at September 30, 2011. On September 15, 2009, the joint venture that owns Shore Club received a notice of default on behalf of the special servicer for the lender on the joint venture’s mortgage loan for failure to make its September monthly payment and for failure to maintain its debt service coverage ratio, as required by the loan documents. On October 7, 2009, the joint venture received a second letter on behalf of the special servicer for the lender accelerating the payment of all outstanding principal, accrued interest, and all other amounts due on the mortgage loan. The lender also demanded that the joint venture transfer all rents and revenues directly to the lender to satisfy the joint venture’s debt. In March 2010, the lender for the Shore Club mortgage initiated foreclosure proceedings against the property in U.S. federal district court. In October 2010, the federal court dismissed the case for lack of jurisdiction. In November 2010, the lender initiated foreclosure proceedings in state court. The Company continues to operate the hotel pursuant to the management agreement during these proceedings. However, there can be no assurances the Company will continue to operate the hotel once foreclosure proceedings are complete.
MC South Beach and SC Sunset
On June 20, 2011, the Company completed the CGM Transaction, pursuant to which subsidiaries of the Company acquired from affiliates of CGM the 50% interests CGM owned in the Company’s food and beverage joint ventures for approximately $20.0 million. CGM has agreed to continue to manage the food and beverage operations at these properties for a transitional period pursuant to short-term cancellable management agreements while the Company reassess its food and beverage strategy.
The Company’s ownership interest in one of the food and beverage ventures covered by the CGM Transaction, MC South Beach LLC (“MC South Beach”) at Mondrian South Beach, is less than 100%, and was reevaluated in accordance with ASC 810-10. The Company concluded that this venture did not meet the requirements of a variable interest entity and accordingly, this investment in the joint venture is accounted for using the equity method, as the Company does not believe it exercises control over significant asset decisions such as buying, selling or financing.
At the closing of the CGM Transaction, the Company’s ownership interest in another food and beverage venture covered by the CGM Transaction, Sunset Restaurant LLC (“SC Sunset”) at Mondrian Los Angeles, was also less than 100%, and was reevaluated at the time in accordance with ASC 810-10. The Company initially concluded that this venture did not meet the requirements of a variable interest entity and accordingly, this investment in joint venture was accounted for using the equity method. Subsequently, on August 5, 2011, an affiliate of Pebblebrook, the company that purchased Mondrian Los Angeles in May 2011 (as discussed in note 12), exercised its option to purchase the Company’s remaining ownership interest in the food and beverage operations at Mondrian Los Angeles for approximately $2.5 million. As a result of Pebblebrook’s exercise of this purchase option, the Company no longer has any ownership interest in the food and beverage operations at Mondrian Los Angeles.
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
5. Other Liabilities
Other liabilities consist of the following (in thousands):

	As of	As of
	Sept. 30,	December 31,
	2011	2010
OPP Liability (note 7)	$425	$—
Designer fee payable	13,866	13,866

	$14,291	$13,866

OPP Liability
As discussed further in note 7, the estimated fair value of the OPP LTIP Units liability was approximately $0.4 million at September 30, 2011.

Designer Fee Payable
As of September 30, 2011 and December 31, 2010, included in other liabilities was $13.9 million, which is related to a potential claim for a fee payable to a designer. The Former Parent had an exclusive service agreement with a hotel designer, pursuant to which the designer has initiated various claims related to the agreement. Although the Company is not a party to the agreement, it may have certain contractual obligations or liabilities to the Former Parent in connection with the agreement. According to the agreement, the designer was owed a base fee for each designed hotel, plus 1% of Gross Revenues, as defined in the agreement, for a 10-year period from the opening of each hotel. In addition, the agreement also called for the designer to design a minimum number of projects for which the designer would be paid a minimum fee. A liability amount has been estimated and recorded in these consolidated financial statements before considering any defenses and/or counter-claims that may be available to the Company or the Former Parent in connection with any claim brought by the designer. The Company believes the probability of losses associated with this claim in excess of the liability that is accrued of $13.9 million is remote and cannot reasonably estimate of range of such additional losses, if any, at this time. The estimated costs of the design services were capitalized as a component of the applicable hotel and amortized over the five-year estimated life of the related design elements.
6. Debt and Capital Lease Obligations
Debt and capital lease obligations consists of the following (in thousands):

	As of	As of
	Sept. 30,	December 31,	Interest rate at
Description	2011	2010	September 30, 2011
Notes secured by Hudson (a)	$115,000	$201,162	5.00% (LIBOR + 4.00%, LIBOR floor of 1.00%)
Notes secured by equity interests in Henry Hudson Holdings (a)	—	26,500	(a)
Clift debt (b)	86,484	85,033	9.60%
Liability to subsidiary trust (c)	50,100	50,100	8.68%
Convertible Notes, face value of $172.5 million (d)	165,576	163,869	2.38%
Revolving credit facility (e)	10,000	26,008	5.00% (LIBOR + 4.00%, LIBOR floor of 1.00%)
Capital lease obligations (f)	6,107	6,107	(f)

Debt and capital lease obligation	$433,267	$558,779

Mortgage debt secured by assets held for sale — Mondrian Los Angeles (a)	$—	$103,496
Notes secured by property held for non-sale disposition (g)	$—	$10,500
(a) Mortgage Agreements
Hudson Mortgage and Mezzanine Loan
On October 6, 2006, a subsidiary of the Company, Henry Hudson Holdings LLC (“Hudson Holdings”), entered into a non-recourse mortgage financing secured by Hudson (the “Hudson Mortgage”), and another subsidiary entered into a mezzanine loan related to Hudson, secured by a pledge of the Company’s equity interests in Hudson Holdings.

Until amended as described below, the Hudson Mortgage bore interest at 30-day LIBOR plus 0.97%. The Company had entered into an interest rate swap on the Hudson Mortgage and the mezzanine loan on Hudson which effectively fixed the 30-day LIBOR rate at approximately 5.0%. This interest rate swap expired on July 15, 2010. The Company subsequently entered into a short-term interest rate cap on the Hudson Mortgage that expired on September 12, 2010.
On October 1, 2010, Hudson Holdings entered into a modification agreement of the Hudson Mortgage, together with promissory notes and other related security agreements, with Bank of America, N.A., as trustee, for the lenders (the “Amended Hudson Mortgage”). This modification agreement and related agreements extended the Hudson Mortgage until October 15, 2011. In connection with the Amended Hudson Mortgage, on October 1, 2010, Hudson Holdings paid down a total of $16 million on its outstanding loan balances.
The interest rate on the Amended Hudson Mortgage was also amended to 30-day LIBOR plus 1.03%. The interest rate on the Hudson mezzanine loan continued to bear interest at 30-day LIBOR plus 2.98%. The Company entered into interest rate caps expiring October 15, 2011 in connection with the Amended Hudson Mortgage, which effectively capped the 30-day LIBOR rate at 5.3% on the Amended Hudson Mortgage and effectively capped the 30-day LIBOR rate at 7.0% on the Hudson mezzanine loan.
The Amended Hudson Mortgage required the Company’s subsidiary borrower to fund reserve accounts to cover monthly debt service payments. The subsidiary borrower was also required to fund reserves for property, sales and occupancy taxes, insurance premiums, capital expenditures and the operation and maintenance of Hudson. Reserves were deposited into restricted cash accounts and released as certain conditions were met. In addition, all excess cash was required to be funded into a curtailment reserve account. The subsidiary borrower was not permitted to have any liabilities other than certain ordinary trade payables, purchase money indebtedness, capital lease obligations and certain other liabilities.
On August 12, 2011, certain of the Company’s subsidiaries entered into a new mortgage financing with Deutsche Bank Trust Company Americas and the other institutions party thereto from time to time, as lenders, consisting of two mortgage loans, each secured by Hudson and treated as a single loan once disbursed, in the following amounts: (1) a $115.0 million mortgage loan that was funded at closing, and (2) a $20.0 million delayed draw term loan, which will be available to be drawn over a 15-month period, subject to achieving a debt yield ratio of at least 9.5% (based on net operating income for the prior 12 months) after giving effect to each additional draw (collectively, the “ Hudson 2011 Mortgage Loan”).
Proceeds from the Hudson 2011 Mortgage Loan, cash on hand and cash held in escrow were applied to repay $201.2 million of outstanding mortgage debt under the Amended Hudson Mortgage, repay $26.5 million of outstanding indebtedness under the Hudson mezzanine loan, and pay fees and expenses in connection with the financing.
The Hudson 2011 Mortgage Loan bears interest at a reserve adjusted blended rate of 30-day LIBOR (with a minimum of 1.0%) plus 400 basis points. The Company maintains an interest rate cap for the amount of the Hudson 2011 Mortgage Loan that will cap the LIBOR rate on the debt under the Hudson 2011 Mortgage Loan at approximately 3.0% through the maturity date of the loan.
The Hudson 2011 Mortgage Loan matures on August 12, 2013. The Company has three one-year extension options that will permit it to extend the maturity date of the Hudson 2011 Mortgage Loan to August 12, 2016 if certain conditions are satisfied at each respective extension date. The first two extension options require, among other things, the borrowers to maintain a debt service coverage ratio of at least 1-to-1 for the 12 months prior to the applicable extension dates. The third extension option requires, among other things, the borrowers to achieve a debt yield ratio of at least 13.0% (based on net operating income for the prior 12 months).

The Hudson 2011 Mortgage Loan provides that, in the event the debt yield ratio falls below certain defined thresholds, all cash from the property is deposited into accounts controlled by the lenders from which debt service, operating expenses and management fees are paid and from which other reserve accounts may be funded. Any excess amounts are retained by the lenders until the debt yield ratio exceeds the required thresholds for two consecutive calendar quarters. Furthermore, if the Hudson manager is not reserving sufficient funds for property tax, ground rent, insurance premiums, and capital expenditures in accordance with the hotel management agreement, then the Company’s subsidiary borrowers would be required to fund the reserve account for such purposes. The Company’s subsidiary borrowers are not permitted to have any indebtedness other than certain permitted indebtedness customary in such transactions, including ordinary trade payables, purchase money indebtedness and capital lease obligations, subject to limits.
The Hudson 2011 Mortgage Loan may be prepaid, in whole or in part, subject to payment of a prepayment penalty for any prepayment prior to August 12, 2013. There is no prepayment premium after August 12, 2013.
The Hudson 2011 Mortgage Loan contains restrictions on the ability of the borrowers to incur additional debt or liens on their assets and on the transfer of direct or indirect interests in Hudson and the owner of Hudson and other affirmative and negative covenants and events of default customary for single asset mortgage loans. The Hudson 2011 Mortgage Loan is fully recourse to our subsidiaries that are the borrowers under the loan. The loan is nonrecourse to us, Morgans Group and our other subsidiaries, except for certain standard nonrecourse carveouts. Morgans Group has provided a customary environmental indemnity and nonrecourse carveout guaranty under which it would have liability with respect to the Hudson 2011 Mortgage Loan if certain events occur with respect to the borrowers, including voluntary bankruptcy filings, collusive involuntary bankruptcy filings, and violations of the restrictions on transfers, incurrence of additional debt, or encumbrances of the property of the borrowers. The nonrecourse carveout guaranty requires Morgans Group to maintain a net worth of at least $100 million (based on the estimated market value of our net assets) and liquidity of at least $20 million.
Mondrian Los Angeles Mortgage
On October 6, 2006, a subsidiary of the Company, Mondrian Holdings LLC (“Mondrian Holdings”), entered into a non-recourse mortgage financing secured by Mondrian Los Angeles (the “Mondrian Mortgage”).
On October 1, 2010, Mondrian Holdings entered into a modification agreement of its Mondrian Mortgage, together with promissory notes and other related security agreements, with Bank of America, N.A., as trustee, for the lenders. This modification agreement and related agreements amended and extended the Mondrian Mortgage (the “Amended Mondrian Mortgage”) until October 15, 2011. In connection with the Amended Mondrian Mortgage, on October 1, 2010, Mondrian Holdings paid down a total of $17 million on its outstanding mortgage loan balance.
The interest rate on the Amended Mondrian Mortgage was also amended to 30-day LIBOR plus 1.64%. The Company entered into an interest rate cap which expired on October 15, 2011 in connection with the Amended Mondrian Mortgage which effectively capped the 30-day LIBOR rate at 4.25%.
On May 3, 2011, the Company completed the sale of Mondrian Los Angeles for $137.0 million to Wolverines Owner LLC, an affiliate of Pebblebrook. The Company applied a portion of the proceeds from the sale, along with approximately $9.2 million of cash in escrow, to retire the $103.5 million Mondrian Holdings Amended Mortgage.
(b) Clift Debt
In October 2004, Clift Holdings LLC (“Clift Holdings”), a subsidiary of the Company, sold the Clift hotel to an unrelated party for $71.0 million and then leased it back for a 99-year lease term. Under this lease, the Company is required to fund operating shortfalls including the lease payments and to fund all capital expenditures. This transaction did not qualify as a sale due to the Company’s continued involvement and therefore is treated as a financing.
Due to the amount of the payments stated in the lease, which increase periodically, and the economic environment in which the hotel operates, Clift Holdings, had not been operating Clift at a profit and Morgans Group had been funding cash shortfalls sustained at Clift in order to enable Clift Holdings to make lease payments from time to time. On March 1, 2010, however, the Company discontinued subsidizing the lease payments and Clift Holdings stopped making the scheduled monthly payments. On May 4, 2010, the owners filed a lawsuit against Clift Holdings, which the court dismissed on June 1, 2010. On June 8, 2010, the owners filed a new lawsuit and on June 17, 2010, the Company and Clift Holdings filed an affirmative lawsuit against the owners.
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
Prior to the amendment described below, the Trust Notes agreement required that the Company not fall below a fixed charge coverage ratio, defined generally as consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), excluding Clift’s EBITDA, over consolidated interest expense, excluding Clift’s interest expense, of 1.4 to 1.0 for four consecutive quarters. On November 2, 2009, the Company amended the Trust Notes agreement to permanently eliminate this financial covenant. The Company paid a one-time fee of $2.0 million in exchange for the permanent removal of the covenant.
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

The Company follows ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”), which clarifies the accounting for convertible notes payable. ASC 470-20 requires the proceeds from the issuance of convertible notes to be allocated between a debt component and an equity component. The debt component is measured based on the fair value of similar debt without an equity conversion feature, and the equity component is determined as the residual of the fair value of the debt deducted from the original proceeds received. The resulting discount on the debt component is amortized over the period the debt is expected to be outstanding as additional interest expense. The equity component, recorded as additional paid-in capital, was determined to be $9.0 million, which represents the difference between the proceeds from issuance of the Convertible Notes and the fair value of the liability, net of deferred taxes of $6.4 million as of the date of issuance of the Convertible Notes.
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
On July 28, 2011, the Company and certain of its subsidiaries (collectively, the “Borrowers”), including Beach Hotel Associates LLC (the “Florida Borrower”), entered into a secured Credit Agreement (the “Delano Credit Agreement”), with Deutsche Bank Securities Inc. as sole lead arranger, Deutsche Bank Trust Company Americas, as agent (the “Agent”), and the lenders party thereto (the “Lenders”).

The Delano Credit Agreement provides commitments for a $100.0 million revolving credit facility and includes a $15 million letter of credit sub-facility. The maximum amount of such commitments available at any time for borrowings and letters of credit is determined according to a borrowing base valuation equal to the lesser of (i) 55% of the appraised value of Delano (the “Florida Property”) and (ii) the adjusted net operating income for the Florida Property divided by 11%. Extensions of credit under the Delano Credit Agreement are available for general corporate purposes. The commitments under the Delano Credit Agreement may be increased by up to an additional $10 million during the first two years of the facility, subject to certain conditions, including obtaining commitments from any one or more lenders to provide such additional commitments. The commitments under the Delano Credit Agreement terminate on July 28, 2014, at which time all outstanding amounts under the Delano Credit Agreement will be due and payable.
As of September 30, 2011, the Company had $10.0 million outstanding under the Delano Credit Agreement and an additional $10.0 million letter of credit outstanding related to the Company’s key money investment in the 310-room Mondrian-branded hotel, to be the lifestyle hotel destination in the 1,000 acre destination resort metropolis, Baha Mar Resort, in Nassau, The Bahamas. In August 2011, the Company entered into a hotel management and residential licensing agreement related to this project.
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
The Borrowers’ ability to borrow under the Delano Credit Agreement is subject to ongoing compliance by the Company and the Borrowers with various customary affirmative and negative covenants, including limitations on liens, indebtedness, issuance of certain types of equity, affiliated transactions, investments, distributions, mergers and asset sales. In addition, the Delano Credit Agreement requires that the Company and the Borrowers maintain a fixed charge coverage ratio (consolidated EBITDA to consolidated fixed charges) of no less than (i) 1.05 to 1.00 at all times on or prior to June 30, 2012 and (ii) 1.10 to 1.00 at all times thereafter. As of September 30, 2011, the Company’s fixed charge coverage ratio under the Delano Credit Agreement was 1.59x.
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
The second lease requires the Company to make annual payments, currently $328,128 (subject to increases due to increases in the Consumer Price Index) through December 2098. The Company has allocated both of the leases’ payments between the land and building based on their estimated fair values. The portion of the payments allocated to building has been capitalized at the present value of the future minimum lease payments. The portion of the payments allocable to land is treated as operating lease payments. The imputed interest rate on both of these leases is 8%, which is based on the Company’s incremental borrowing rate at the time the lease agreement was executed. The capital lease obligations related to the units amounted to approximately $6.1 million as of September 30, 2011 and December 31, 2010. Substantially all of the principal payments on the capital lease obligations are due at the end of the lease agreements.
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
During the third quarter of 2011, the Company granted newly hired employees an aggregate of 42,360 RSUs. A summary of stock-based incentive awards as of September 30, 2011 is as follows (in units, or shares, as applicable):

	Restricted Stock
	Units	LTIP Units	Stock Options
Outstanding as of January 1, 2011	805,334	2,271,437	1,506,337
Granted during 2011	379,280	300,000	1,300,000
Distributed/exercised during 2011	(286,309)	(219,053)	—
Forfeited during 2011	(168,142)	—	(481,597)

Outstanding as of September 30, 2011	730,163	2,352,384	2,324,470

Vested as of September 30, 2011	221,029	2,043,532	1,024,740

As of September 30, 2011 and December 31, 2010, there were approximately $10.3 million and $6.8 million, respectively, of total unrecognized compensation costs related to unvested RSUs, LTIP Units and options. As of September 30, 2011, the weighted-average period over which this unrecognized compensation expense will be recorded is approximately 1.3 years.
Total stock compensation expense related to RSUs, LTIPs and options, which is included in corporate expenses on the accompanying consolidated statements of operations and comprehensive loss, was $1.3 million and $2.3 million for the three months ended September 30, 2011 and 2010, respectively, and $7.0 million and $8.9 million for the nine months ended September 30, 2011 and 2010, respectively.
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
OPP LTIP Units represent a special class of membership interest in the operating company, Morgans Group, which are structured as profits interests for federal income tax purposes. Conditioned upon minimum allocations to the capital accounts of the OPP LTIP Units for federal income tax purposes, each vested OPP LTIP Unit may be converted, at the election of the holder, into one Class A Unit in Morgans Group upon the receipt of shareholder approval for the shares of common stock underlying the OPP LTIP Units.
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
As the Company has the ability to settle the vested OPP LTIP Units with cash, these Awards are not considered to be indexed to the Company’s stock price and must be accounted for as liabilities at fair value. As of September 30, 2011, the fair value of the OPP LTIP Units were approximately $2.4 million and compensation expense relating to these OPP LTIP Units is being recorded over the vesting period. The fair value of the OPP LTIP Units were estimated on the date of grant using the following assumptions in the Monte-Carlo valuation: expected price volatility for the Company’s stock of 50%; a risk free rate of 1.46%; and no dividend payments over the measurement period. The fair value of the OPP LTIP Units were estimated on September 30, 2011 using the following assumptions in the Monte-Carlo valuation: expected price volatility for the Company’s stock of 50%; a risk free rate of 0.69%; and no dividend payments over the measurement period.
Total stock compensation expense related to the OPP LTIP Units, which is included in corporate expenses on the accompanying consolidated statements of operations and comprehensive loss, was less than $0.1 million for the three months ended September 30, 2011 and $0.4 million for the nine months ended September 30, 2011.
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
The Series A Preferred Securities have an 8% dividend rate for the first five years, a 10% dividend rate for years six and seven, and a 20% dividend rate thereafter. The Company has the option to accrue any and all dividend payments, and as of September 30, 2011, the Company had undeclared and unpaid dividends of $12.8 million. The Company has the option to redeem any or all of the Series A Preferred Securities at par at any time. The Series A Preferred Securities have limited voting rights and only vote on the authorization to issue senior preferred securities, amendments to their certificate of designations, amendments to the Company’s charter that adversely affect the Series A Preferred Securities and certain change in control transactions.
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
The initial carrying value of the Series A Preferred Securities was recorded at its net present value less costs to issue on the date of issuance. The carrying value will be periodically adjusted for accretion of the discount. As of September 30, 2011, the value of the Series A Preferred Securities was $53.3 million, which includes accretion of $5.3 million.
The Company calculated the estimated fair value of the warrants using the Black-Scholes valuation model, as discussed in note 2.
The Company and Yucaipa American Alliance Fund II, LLC, an affiliate of the Investors (the “Fund Manager”), also entered into a Real Estate Fund Formation Agreement (the “Fund Formation Agreement”) on October 15, 2009 pursuant to which the Company and the Fund Manager agreed to use their good faith efforts to endeavor to raise a private investment fund (the “Fund”). The purpose of the Fund was to invest in hotel real estate projects located in North America. The Company was to be offered the opportunity to manage the hotels owned by the Fund under long-term management agreements. In connection with the Fund Formation Agreement, the Company issued to the Fund Manager 5,000,000 contingent warrants to purchase the Company’s common stock at an exercise price of $6.00 per share with a 7-1/2 year term.
The Fund Formation Agreement terminated by its terms on January 30, 2011 due to the failure to close a fund with $100 million of aggregate capital commitments by that date, and the 5,000,000 contingent warrants issued to the Fund Manager were forfeited in their entirety on October 15, 2011 due to the failure to close a fund with $250 million of aggregate capital commitments by that date.
For so long as the Investors collectively own or have the right to purchase through exercise of the warrants (assuming a cash rather than a cashless exercise) 875,000 shares of the Company’s common stock, the Company has agreed to use its reasonable best efforts to cause its Board of Directors to nominate and recommend to the Company’s stockholders the election of a person nominated by the Investors as a director of the Company and to use its reasonable best efforts to ensure that the Investors’ nominee is elected to the Company’s Board of Directors at each such meeting. If that nominee is not elected by the Company’s stockholders, the Investors have certain observer rights and, in certain circumstances, the dividend rate on the Series A Preferred Securities increases by 4% during any time that an Investors’ nominee is not a member of the Company’s Board of Directors. Effective October 15, 2009, the Investors nominated and the Company’s Board of Directors elected Michael Gross as a member of the Company’s Board of Directors. Effective March 20, 2011 when Mr. Gross was appointed Chief Executive Officer of the Company, the Investors’ nominated, and the Company’s Board of Directors elected, Ron Burkle as a member of the Company’s Board of Directors.
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
The Company has reclassified the individual assets and liabilities to the appropriate discontinued operations line items on its December 31, 2010 balance sheet. Additionally, the Company reclassified the hotels results of operations and cash flows to discontinued operations on the Company’s statements of operations and comprehensive loss and cash flows.
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
The following sets forth the discontinued operations of Mondrian Scottsdale and the property across the street from Delano South Beach for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept. 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010
Operating revenues	$—	$—	$—	$1,594
Operating expenses	—	(175)	(35)	(2,105)
Interest expense	—	(291)	—	(1,026)
Depreciation and amortization expense	—	—	—	(268)
Income tax benefit (expense)	—	185	(323)	459
Gain on disposal	—	—	843	17,820

(Loss) income from discontinued operations	$—	$(281)	$485	$16,474

10. Related Party Transactions
The Company earned management fees, chain services fees and fees for certain technical services and has receivables from hotels it owns through investments in unconsolidated joint ventures. These fees totaled approximately $3.4 million and $4.5 million for the three months ended September 30, 2011 and 2010, respectively, and $10.1 million and $14.1 million for the nine months ended September 30, 2011 and 2010, respectively.
As of September 30, 2011 and December 31, 2010, the Company had receivables from these affiliates of approximately $5.2 million and $3.8 million, respectively, which are included in related party receivables on the accompanying consolidated balance sheets.
11. Litigation
Petra Litigation Regarding Scottsdale Mezzanine Loan
On April 7, 2010, Petra CRE CDO 2007-1, LTD, a Cayman Islands Exempt Company (“Petra”), filed a complaint against Morgans Group LLC in the Supreme Court of the State of New York County of New York in connection with an approximately $14.0 million non-recourse mezzanine loan made on December 1, 2006 by Greenwich Capital Financial Products Company LLC (the “Original Lender”) to Mondrian Scottsdale Mezz Holding Company LLC, a wholly-owned subsidiary of Morgans Group LLC. The mezzanine loan relates to the Scottsdale, Arizona property previously owned by the Company. In connection with the mezzanine loan, Morgans Group LLC entered into a so-called “bad boy” guaranty providing for recourse liability under the mezzanine loan in certain limited circumstances. Pursuant to an assignment by the Original Lender, Petra is the holder of an interest in the mezzanine loan. The complaint alleged that the foreclosure of the Scottsdale property by a senior lender on March 16, 2010 constitutes an impermissible transfer of the property that triggered recourse liability of Morgans Group LLC pursuant to the guaranty. Petra demanded damages of approximately $15.9 million plus costs and expenses.

The Company believes that a foreclosure based on a payment default does not create one of the limited circumstances under which Morgans Group would have recourse liability under the guaranty. On May 27, 2010, the Company answered Petra’s complaint, denying any obligation to make payment under the guaranty. On July 9, 2010, Petra moved for summary judgment on the ground that the loan documents unambiguously establish Morgans Group’s obligation under the guaranty. The Company opposed Petra’s motion for summary judgment, and cross-moved for summary judgment in favor of the Company on grounds that the guaranty was not triggered by a foreclosure resulting from a payment default. On December 20, 2010, the court granted the Company’s motion for summary judgment dismissing the complaint, and denied the plaintiff’s motion for summary judgment. Petra thereafter appealed the decision. On May 19, 2011, the appellate court unanimously affirmed the trial courts’ grant of summary judgment in the Company’s favor and the dismissal of Petra’s complaint. Petra then petitioned the New York Court of Appeals for permission to appeal further and the Company opposed that petition. On September 22, 2011, the Court of Appeals denied Petra’s request for leave to appeal.
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
12. Deferred Gain on Assets Sold
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
The Company has reclassified the individual assets and liabilities of Mondrian Los Angeles, Royalton and Morgans to assets held for sale on its December 31, 2010 balance sheet.
The Company recorded deferred gains of approximately $11.3 million, $12.6 million and $56.1 million, respectively, related to the sales of Royalton, Morgans and Mondrian Los Angeles. As the Company has significant continuing involvement through long-term management agreements, the gains on sales are deferred and recognized over the initial term of the related management agreement. For the three months ended September 30, 2011, the Company recorded a gain of $1.1 million. For the nine months ended September 30, 2011, the Company recorded a gain of $1.7 million.

The Company’s hotel management agreements for Royalton and Morgans contain performance tests that stipulate certain minimum levels of operating performance. These performance test provisions give the Company the option to fund a shortfall in operating performance. If the Company chooses not to fund the shortfall, the hotel owner has the option to terminate the management agreement. As of September 30, 2011, an insignificant amount was recorded in accrued expenses related to these performance test provisions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2011. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those set forth under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
Overview
We are a fully integrated hospitality company that operates, owns, acquires, develops and redevelops boutique hotels primarily in gateway cities and select resort markets in the United States, Europe and other international locations. Over our 27-year history, we have gained experience operating in a variety of market conditions.
The historical financial data presented herein is the historical financial data for:
•	our wholly-owned hotels, or Owned Hotels, consisting, as of September 30, 2011, of Hudson in New York, Delano South Beach in Miami Beach, and Clift in San Francisco;
•
our wholly-owned food and beverage operations, or Owned F&B Operations, consisting, as of September 30, 2011, of certain food and beverage operations located at Royalton, Morgans and Hudson in New York, Delano South Beach in Miami Beach, Clift in San Francisco, and Sanderson and St Martins Lane, both in London;

•
our hotels in which we own partial interests, or Joint Venture Hotels, consisting, as of September 30, 2011, of our London hotels (Sanderson and St Martins Lane), Mondrian South Beach and Shore Club in Miami Beach, Ames in Boston and Mondrian SoHo in New York;

•
our management company subsidiary, Morgans Hotel Group Management LLC, or MHG Management Company, and certain non-U.S. management company affiliates, through which we manage our portfolio of hotels that we manage with no ownership interest, or Managed Hotels, consisting of Royalton and Morgans in New York, Mondrian in Los Angeles and Hotel Las Palapas in Playa del Carmen, Mexico;

•
our investment in unconsolidated food and beverage operations, or F&B Ventures, consisting, as of September 30, 2011, of certain food and beverage operations located at Mondrian South Beach in Miami Beach;

•	our investments in hotels under development and other proposed properties; and
•
the rights and obligations contributed to Morgans Group, our operating company, in the formation and structuring transactions described in note 1 to the consolidated financial statements, included elsewhere in this report.

Our Joint Venture Hotels as of September 30, 2011 are operated under management agreements which expire as follows:
•	Sanderson — June 2018 (with one 10-year extension at our option);
•	St Martins Lane — June 2018 (with one 10-year extension at our option);
•	Shore Club — July 2022;
•	Mondrian South Beach — August 2026;
•	Ames — November 2024; and

•	Mondrian SoHo — February 2021 (with two 10-year extensions at our option, subject to certain conditions).

Our Managed Hotels as of September 30, 2011 are operated under management agreements which expire as follows:
•	Mondrian Los Angeles — May 2031 (with one 10-year extension at our option);
•	Royalton — May 2026 (with one 10-year extension at our option, subject to certain conditions);
•	Morgans — May 2026 (with one 10-year extension at our option, subject to certain conditions); and
•	Hotel Las Palapas in Playa del Carmen, Mexico —December 2014 (with one automatic five-year extension, so long as we are not in default under the management agreement).
We have also signed management agreements to manage various other hotels that are in development, including a Delano project in Cabo San Lucas, Mexico, a Delano project on the Aegean Sea in Turkey, a hotel project in the Highline area in New York City, a Mondrian project in Doha, Qatar, and a Mondrian project in The Bahamas. However, financing has not been obtained for some of these hotel projects, and there can be no assurances that all of these projects will be developed as planned.
Our management agreements may be subject to early termination in specified circumstances. For example, our hotel management agreements for Royalton and Morgans contain performance tests that stipulate certain minimum levels of operating performance. These performance test provisions provide us the option to fund a shortfall in operating performance. If we choose not to fund the shortfall, the hotel owner has the option to terminate the management agreement. As of September 30, 2011, an insignificant amount was recorded in accrued expenses related to these performance test provisions. Several of our hotels are also subject to substantial mortgage and mezzanine debt, and in some instances our management fee is subordinated to the debt, and our management agreements may be terminated by the lenders on foreclosure or certain other related events.
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
•
Food and beverage revenue. Most of our food and beverage revenue is driven by occupancy of our hotels and the popularity of our bars and restaurants with our local customers. In June 2011, we acquired from affiliates of China Grill Management Inc. (“CGM”) the 50% interests CGM owned in our food and beverage joint ventures for $20.0 million (the “CGM Transaction”). As a result of the CGM Transaction, we have begun to record 100% of the food and beverage revenue, and related expenses, for our Owned F&B Operations.

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
The seasonal nature of the hospitality business can also impact revenues. For example, our Miami hotels are generally strongest in the first quarter, whereas our New York hotels are generally strongest in the fourth quarter. However, given the recent global economic downturn, the impact of seasonality in 2010 and to date through 2011, was not as significant as in prior periods and may remain less pronounced throughout 2011 and into 2012 depending on the timing and strength of the economic recovery.
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

•
Gain on asset sales. We recorded deferred gains of approximately $11.3 million, $12.6 million and $56.1 million, respectively, related to the sales of Royalton, Morgans and Mondrian Los Angeles, as discussed in note 12 of our consolidated financial statements. As we have significant continuing involvement with these hotels through long-term management agreements, the gains on sales are deferred and recognized over the initial term of the related management agreement.

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

•
Income tax expense (benefit). All of our foreign subsidiaries are subject to local jurisdiction corporate income taxes. Income tax expense is reported at the applicable rate for the periods presented. We are subject to Federal and state income taxes. Income taxes for the periods ended September 30, 2011 and 2010 were computed using our calculated effective tax rate. We also recorded net deferred taxes related to cumulative differences in the basis recorded for certain assets and liabilities. We established a reserve on the deferred tax assets based on the ability to utilize net operating loss carryforwards.

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
Recent Trends and Developments
Recent Trends. Starting in the fourth quarter of 2008 and continuing throughout 2009, the weakened U.S. and global economies resulted in considerable negative pressure on both consumer and business spending. As a result, lodging demand and revenues, which are primarily driven by growth in GDP, business investment and employment growth weakened substantially during this period as compared to the lodging demand and revenues we experienced prior to the fourth quarter of 2008. After this extremely difficult recessionary period, the outlook for the U.S. and global economies improved in 2010 and that improvement has continued into 2011. However, to date, the recovery has not been particularly robust, as spending by businesses and consumers remains restrained, and there are still several trends which make our lodging performance difficult to forecast, including shorter booking lead times at our hotels.
We have experienced positive business trends in 2011, with improvement in demand and average daily rate compared to the prior year in most of our major markets. These trends continued during the third quarter of 2011, with increased occupancies accompanied by increases in average daily rate resulting in strong increases in RevPAR performance in most of our hotels for the third quarter compared to the same period in 2010. However, we experienced some market-specific softening in demand during the third quarter of 2011 in New York and London and overall our operating results are still below pre-recessionary levels.
As demand has strengthened, we are focusing on revenue enhancement by actively managing rates and availability. With increased demand, the ability to increase pricing will be a critical component in driving profitability. Through these uncertain times, our strategy and focus continues to be to preserve profit margins by maximizing revenue, increasing our market share and managing costs. Our strategy includes re-energizing our food and beverage offerings by taking action to improve key facilities with a focus on driving higher beverage to food ratios and re-igniting the buzz around our nightlife and lobby scenes.
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
For 2011, we believe that if various economic forecasts projecting continued modest expansion are accurate, this may lead to a gradual and modest increase in lodging demand for both leisure and business travel, although we expect there to be continued pressure on rates, as leisure and business travelers alike continue to focus on cost containment. As such, there can be no assurances that any increases in hotel revenues or earnings at our properties will occur, or be sustained, or that any losses will not increase for these or any other reasons.
We believe that the global credit market conditions will also gradually improve, although we believe there will continue to be less credit available and on less favorable terms than were obtainable in pre-recessionary periods. Given the current state of the credit markets, some of our development projects may not be able to obtain adequate project financing in a timely manner or at all. If adequate project financing is not obtained, the joint ventures or developers, as applicable, may seek additional equity investors to raise capital, limit the scope of the project, defer the project or cancel the project altogether.

Recent Developments.
Delano Credit Facility. On July 28, 2011, we entered into a new $100 million senior secured revolving credit facility with borrowing capacity of up to $110 million, secured by Delano South Beach (the “Delano Credit Facility”). Borrowings under the Delano Credit Facility are subject to a borrowing base test and upon closing, our availability was $100.0 million. The interest rate is LIBOR plus 4.0%, subject to a LIBOR floor of 1.0%. The Delano Credit Facility matures in three years and contains standard financial covenants, including a minimum fixed charge coverage ratio of 1.05x in the first year and 1.10x thereafter.
Baha Mar Development Deal. In August 2011, we entered into a hotel management and residential licensing agreement for a 310-room Mondrian-branded hotel, to be the lifestyle hotel destination in the 1,000 acre destination resort metropolis, Baha Mar Resort, in Nassau, The Bahamas. This hotel is expected to represent the fifth Mondrian hotel in the expansion of our iconic brand. Upon completion and opening of the hotel, we will operate Mondrian at Baha Mar pursuant to a 20-year management agreement. The hotel is scheduled to open in late 2014. We are required to fund approximately $10 million of key money just prior to and at opening of the hotel. At signing, this amount was funded into escrow and was subsequently replaced with a $10 million standby letter of credit for up to 48 months, which is outstanding as of September 30, 2011.
Mondrian Los Angeles Food and Beverage Sale. On August 5, 2011, an affiliate of Pebblebrook Hotel Trust (“Pebblebrook”), the company that purchased Mondrian Los Angeles in May 2011, exercised its option to purchase our remaining ownership interest in the food and beverage operations at Mondrian Los Angeles for approximately $2.5 million. As a result of Pebblebrook’s exercise of this purchase option, we no longer have any ownership interest in the food and beverage operations at Mondrian Los Angeles.
Hudson Mortgage Loan. On August 12, 2011, certain of our subsidiaries entered into a new mortgage financing with Deutsche Bank Trust Company Americas and the other institutions party thereto from time to time, as lenders, consisting of two mortgage loans, each secured by Hudson and treated as a single loan once disbursed, in the following amounts: (1) a $115.0 million mortgage loan that was funded at closing, and (2) a $20.0 million delayed draw term loan, which will be available to be drawn over a 15-month period, subject to achieving a debt yield ratio of at least 9.5% (based on net operating income for the prior 12 months) after giving effect to each additional draw (collectively, the “Hudson 2011 Mortgage Loan”).
Proceeds from the Hudson 2011 Mortgage Loan, cash on hand and cash held in escrow were applied to repay $201.2 million of outstanding mortgage debt under the Hudson Holdings Amended Mortgage (as defined in “—Debt”) prior first mortgage loan (the “2006 Hudson Mortgage Loan”) secured by Hudsonandand andnn repay $26.5 million of outstanding indebtedness under the Hudson mezzanine loan, and pay fees and expenses in connection with the financing.
London hotels sales. On October 7, 2011, our subsidiary, Royalton Europe Holdings LLC (“Royalton Europe”), and Walton MG London Hotels Investors V, L.L.C. (“Walton MG London”), each of which owns a 50% equity interest in the joint venture that owns the Sanderson and St Martins Lane hotels, entered into an agreement (the “London Sale Agreement”) to sell their respective equity interests in the joint venture for an aggregate of £192 million (or approximately $300 million at the exchange rate of 1.56 US dollars to GBP at September 30, 2011) to Capital Hills Hotels Limited, a Middle Eastern investor with other global hotel holdings. Also parties to the London Sale Agreement were Morgans Group LLC, as guarantor for Royalton Europe, and Walton Street Real Estate Fund V, L.P., as guarantor for Walton MG London. On closing of the transaction, we will continue to operate the hotels under long-term management agreements that, including extension options, extend the term of the existing management agreements to 2041 from 2027. The transaction is expected to close in the fourth quarter of 2011 and is subject to satisfaction of customary closing conditions.
We expect to receive net proceeds of approximately $70 million, depending on foreign currency exchange rates and working capital adjustments, after the joint venture applies a portion of the proceeds from the sale to retire the £99.5 million of outstanding mortgage debt secured by the hotels and after payment of closing costs. The joint venture partners have received a £10 million security deposit, which is non-refundable except in the event of a default by a seller.
On November 2, 2011, Walton MG London, on behalf of itself and us, entered into a foreign currency forward contract to effectively fix the currency conversion rate on half of the expected net sales proceeds at an exchange rate of 1.592 US dollars to GBP.

Operating Results
Comparison of Three Months Ended September 30, 2011 to Three Months Ended September 30, 2010
The following table presents our operating results for the three months ended September 30, 2011 and 2010, including the amount and percentage change in these results between the two periods. The consolidated operating results for the three months ended September 30, 2011 is comparable to the consolidated operating results for the three months ended September 30, 2010, with the exception of Mondrian Los Angeles, which we owned until May 3, 2011, Royalton and Morgans, which we owned until May 23, 2011, the Hard Rock Hotel & Casino in Las Vegas (“Hard Rock”), which we managed until March 1, 2011, Mondrian SoHo, which opened in February 2011, the completion of the CGM Transaction in June 2011, resulting in our full ownership of certain food and beverage operations previously owned through a 50/50 joint venture, and the management of the San Juan Water and Beach Club, which terminated effective July 13, 2011. The consolidated operating results are as follows:

	Three Months Ended
	Sept. 30,	Sept. 30,	Changes	Changes
	2011	2010	($)	(%)
	(Dollars in thousands)
Revenues:
Rooms	$26,432	$35,100	$(8,668)	(24.7)%
Food and beverage	15,575	16,017	(442)	(2.8)
Other hotel	1,271	2,077	(806)	(38.8)

Total hotel revenues	43,278	53,194	(9,916)	(18.6)
Management fee and other income	3,408	4,547	(1,139)	(25.0)

Total revenues	46,686	57,741	(11,055)	(19.1)

Operating Costs and Expenses:
Rooms	8,263	11,061	(2,798)	(25.3)
Food and beverage	13,664	14,426	(762)	(5.3)
Other departmental	870	1,322	(452)	(34.2)
Hotel selling, general and administrative	9,951	12,275	(2,324)	(18.9)
Property taxes, insurance and other	4,247	3,650	597	16.4

Total hotel operating expenses	36,995	42,734	(5,739)	(13.4)
Corporate expenses, including stock compensation	7,037	8,045	(1,008)	(12.5)
Depreciation and amortization	4,833	8,173	(3,340)	(40.9)
Restructuring, development and disposal costs	2,125	1,064	1,061	99.7
Impairment loss on receivables from unconsolidated joint venture	—	5,499	(5,499)	(1)

Total operating costs and expenses	50,990	65,515	(14,525)	(22.2)

Operating loss	(4,304)	(7,774)	3,470	(44.6)
Interest expense, net	8,775	8,319	456	5.5
Equity in loss of unconsolidated joint venture	12,794	1,435	11,359	(1)
Gain on asset sales	(1,101)	—	(1,101)	(1)
Other non-operating expenses	616	20,299	(19,683)	(97.0)

Loss before income tax expense	(25,388)	(37,827)	12,439	(32.9)
Income tax expense	230	420	(190)	(45.2)

Net loss from continuing operations	(25,618)	(38,247)	12,629	(33.0)
Loss from discontinued operations, net of tax	—	(281)	281	(1)

Net loss	(25,618)	(38,528)	12,910	(33.5)
Net loss attributable to non controlling interest	799	1,451	(652)	(44.9)

Net loss attributable to Morgans Hotel Group Co.	(24,819)	(37,077)	12,258	(33.1)
Preferred stock dividends and accretion	2,285	2,164	121	5.6

Net loss attributable to common stockholders	$(27,104)	$(39,241)	$12,137	(30.9)%

(1)	Not meaningful.

Total Hotel Revenues. Total hotel revenues decreased 18.6% to $43.3 million for the three months ended September 30, 2011 compared to $53.2 million for the three months ended September 30, 2010. The components of RevPAR from our Owned Hotels, which consisted of Hudson, Delano South Beach and Clift for the three months ended September 30, 2011 and 2010, are summarized as follows:

	Three Months Ended
	Sept. 30,	Sept. 30,	Change	Change
	2011	2010	($)	(%)
Occupancy	87.2%	87.0%	—	0.2%
ADR	$235	$219	$16	7.4%
RevPAR	$205	$191	$14	7.7%
RevPAR from our Owned Hotels increased 7.7.% to $205 for the three months ended September 30, 2011 compared to $191 for the three months ended September 30, 2010.
Rooms revenue decreased 24.7% to $26.4 million for the three months ended September 30, 2011 compared to $35.1 million for the three months ended September 30, 2010. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results of these three hotels during all periods presented, our Owned Hotels rooms revenue increased 7.8%, which was directly attributable to the increase in RevPAR presented above.
Food and beverage revenue decreased 2.8% to $15.6 million for the three months ended September 30, 2011 compared to $16.0 million for the three months ended September 30, 2010. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Partially offsetting this decrease was an increase related to the CGM Transaction and the consolidation of previously unconsolidated food and beverage operations at our London hotels.
Other hotel revenue decreased 38.8% to $1.3 million for the three months ended September 30, 2011 compared to $2.1 million for the three months ended September 30, 2010. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results of these three hotels during all periods presented, our Owned Hotels’ other hotel revenue decreased 5.3% primarily due to decreased telephone revenues at Hudson as a result of a policy change in June 2011 to no longer charge for internet connectivity and a slight decrease in revenues related to our ancillary services, such as our spa at Delano South Beach, as guests are still spending conservatively in light of the uncertain economic recovery.
Management Fee and Other Income. Management fee and other income decreased by 25.0% to $3.4 million for the three months ended September 30, 2011 compared to $4.5 million for the three months ended September 30, 2010. This decrease was primarily attributable to the termination of our management agreement at Hard Rock effective March 1, 2011 in connection with the Hard Rock settlement, as discussed further in note 4 to the consolidated financial statements.
Operating Costs and Expenses
Rooms expense decreased 25.3% to $8.3 million for the three months ended September 30, 2011 compared to $11.1 million for the three months ended September 30, 2010. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results of these three hotels during all periods presented, our Owned Hotels rooms expense increased 8.5% as a result of the increase in rooms revenue attributable to increased occupancy and increased costs at Hudson primarily due to a rooms’ renewal project that we undertook during the quarter which resulted in increased labor and rooms supply expenses.
Food and beverage expense decreased 5.3% to $13.7 million for the three months ended September 30, 2011 compared to $14.4 million for the three months ended September 30, 2010. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned, as well as a decrease in food and beverage expenses at Hudson as a result of the primary restaurant being closed for lunch during the third quarter of 2011. Partially offsetting this decrease was an increase related to the CGM Transaction and the consolidation of previously unconsolidated food and beverage operations at our London hotels.
Other departmental expense decreased 34.2% to $0.9 million for the three months ended September 30, 2011 compared to $1.3 million for the three months ended September 30, 2010. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results of these three hotels during all periods presented, our Owned Hotels experienced a decrease of 14.5% as a direct result of the decrease in other hotel revenue noted above.
Hotel selling, general and administrative expense decreased 18.9% to $10.0 million for the three months ended September 30, 2011 compared to $12.3 million for the three months ended September 30, 2010. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results of these hotels during all periods presented, our Owned Hotels selling, general and administrative expense increased 2.3%.

Property taxes, insurance and other expense increased 16.4% to $4.2 million for the three months ended September 30, 2011 compared to $3.7 million for the three months ended September 30, 2010. This increase was primarily due to an increase in property tax assessments at Hudson during the three months ended September 30, 2011 as compared to the same period in 2010.
Corporate expenses, including stock compensation decreased 12.5% to $7.0 million for the three months ended September 30, 2011 compared to $8.0 million for the three months ended September 30, 2010. This decrease was primarily due to a decrease in stock compensation expense recognized during the three months ended September 30, 2011 as a result of the accelerated vesting of unvested equity awards granted to our former Chief Executive Officer and our former President in connection with their separation from the Company in March 2011, which would have normally vested throughout the year.
Depreciation and amortization decreased 40.9% to $4.8 million for the three months ended September 30, 2011 compared to $8.2 million for the three months ended September 30, 2010. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results of these three hotels during all periods presented, our Owned Hotels depreciation and amortization increased 7.1% as a result of depreciation on renovation and capital improvements at Hudson and Delano South Beach, which were incurred during 2010 and 2011.
Restructuring, development and disposal costs increased to $2.1 million for the three months ended September 30, 2011 compared to $1.1 million for the three months ended September 30, 2010. The increase in expense was primarily due to severance costs related to employee and executive restructurings incurred during the three months ended September 30, 2011, for which there was no comparable costs incurred during the three months ended September 30, 2010.
Impairment loss on receivables from unconsolidated joint venture decreased to zero for the three months ended September 30, 2011 compared to $5.5 million for the three months ended September 30, 2010. During 2010, we recorded an impairment charge on uncollectible receivables for which there was no comparable charge during the three months ended September 30, 2011.
Interest expense, net increased 5.5% to $8.8 million for the three months ended September 30, 2011 compared to $8.3 million for the three months ended September 30, 2010. This increase was primarily due to financing fees associated with the repayment and refinancing of the loan secured by Hudson in August 2011.
Equity in loss of unconsolidated joint ventures increased to $12.8 million for the three months ended September 30, 2011 compared to $1.4 million for the three months ended September 30, 2010. This change was primarily a result of our recognition in September 2011 of a $10.6 million impairment charge on our investment in Ames for which there was no comparable impairment charge in 2010. Based on current economic conditions and the October 2012 mortgage debt maturity, the joint venture concluded that Ames was impaired as of September 30, 2011, and recorded a $49.9 million impairment charge. We wrote down our investment in Ames to zero.
The components of RevPAR from our comparable Joint Venture Hotels for the three months ended September 30, 2011 and 2010, which includes Sanderson, St Martins Lane, Shore Club, Mondrian South Beach and Ames, but excludes the Hard Rock, which we managed until March 1, 2011, Mondrian SoHo, which opened in February 2011, and San Juan Water and Beach Club in Isla Verde, Puerto Rico, which we managed until July 13, 2011, are summarized as follows (in constant dollars):

	Three Months Ended
	Sept. 30,	Sept. 30,	Change	Change
	2011	2010	($)	(%)
Occupancy	68.9%	63.4%	—	8.6%
ADR	$290	$290	$—	(0.1)%
RevPAR	$200	$184	$16	8.5%

Gain on asset sales resulted in income of $1.1 million for the three months ended September 30, 2011. This income was related to the recognition of gains we recorded on the sales of Royalton, Morgans and Mondrian Los Angeles in 2011. As we have significant continuing involvement with these hotels through long-term management agreements, the gains on sales are deferred and recognized over the initial term of the related management agreement. There were no comparable asset sales in 2010.
Other non-operating expense decreased to $0.6 million for the three months ended September 30, 2011 as compared to $20.3 million for the three months ended September 30, 2010. The decrease was primarily due to a change in accounting for the warrants issued to the Investors, as defined below in “—Derivative Financial Instruments,” in connection with our Series A preferred securities. During the three months ended September 30, 2010, we recorded $19.1 million in expenses related to these warrants for which there was no similar expense recorded during the three months ended September 30, 2011. For further discussion, see notes 2 and 8 of our consolidated financial statements.
Income tax expense decreased 45.2% to $0.2 million for the three months ended September 30, 2011 as compared to $0.4 million for the three months ended September 30, 2010. The change was primarily due to lower state and local taxes during the three months ended September 30, 2011 as compared to the same period in 2010.
Loss from discontinued operations, net of tax was $0.3 million for the three months ended September 30, 2010. There were no discontinued operations during the three months ended September 30, 2011.

Operating Results
Comparison of Nine Months Ended September 30, 2011 to Nine Months Ended September 30, 2010
The following table presents our operating results for the nine months ended September 30, 2011 and 2010, including the amount and percentage change in these results between the two periods. The consolidated operating results for the nine months ended September 30, 2011 is comparable to the consolidated operating results for the nine months ended September 30, 2010, with the exception of Mondrian Los Angeles, which we owned until May 3, 2011, Royalton and Morgans, which we owned until May 23, 2011, Hard Rock, which we managed until March 1, 2011, Mondrian SoHo, which opened in February 2011, the completion of the CGM Transaction in June 2011, resulting in our full ownership of certain food and beverage operations previously owned through a 50/50 joint venture, and the management of the San Juan Water and Beach Club, which terminated effective July 13, 2011. The consolidated operating results are as follows:

	Nine Months Ended
	Sept. 30,	Sept. 30,	Changes	Changes
	2011	2010	($)	(%)
	(Dollars in thousands)
Revenues:
Rooms	$90,951	$99,443	$(8,492)	(8.5)%
Food and beverage	49,216	51,062	(1,846)	(3.6)
Other hotel	5,020	6,730	(1,710)	(25.4)

Total hotel revenues	145,187	157,235	(12,048)	(7.7)
Management fee and other income	10,112	14,079	(3,967)	(28.2)

Total revenues	155,299	171,314	(16,015)	(9.3)

Operating Costs and Expenses:
Rooms	29,122	31,377	(2,255)	(7.2)
Food and beverage	41,901	42,526	(625)	(1.5)
Other departmental	3,117	3,834	(717)	(18.7)
Hotel selling, general and administrative	33,301	35,523	(2,222)	(6.3)
Property taxes, insurance and other	12,136	12,461	(325)	(2.6)

Total hotel operating expenses	119,577	125,721	(6,144)	(4.9)
Corporate expenses, including stock compensation	25,920	27,270	(1,350)	(5.0)
Depreciation and amortization	17,405	23,529	(6,124)	(26.0)
Restructuring, development and disposal costs	10,518	2,930	7,588	(1)
Impairment loss on receivables from unconsolidated joint ventures	—	5,499	(5,499)	(1)

Total operating costs and expenses	173,420	184,949	(11,529)	(6.2)

Operating loss	(18,121)	(13,635)	(4,486)	32.9
Interest expense, net	27,783	33,058	(5,275)	(16.0)
Equity in loss of unconsolidated joint venture	23,187	9,437	13,750	(1)
Gain on asset sales	(1,721)	—	(1,721)	(1)
Other non-operating expenses	2,885	35,491	(32,606)	(91.9)

Loss before income tax expense	(70,255)	(91,621)	21,366	(23.3)
Income tax expense	523	994	(471)	(47.4)

Net loss from continuing operations	(70,778)	(92,615)	21,837	(23.6)
Income from discontinued operations, net of tax	485	16,474	(15,989)	(97.1)

Net loss	(70,293)	(76,141)	5,848	(7.7)
Net loss attributable to non controlling interest	2,007	2,033	(26)	(1.3)

Net loss attributable to Morgans Hotel Group Co.	(68,286)	(74,108)	5,822	(7.9)
Preferred stock dividends and accretion	(6,701)	(6,357)	(344)	(5.4)

Net loss attributable to common stockholders	$(74,987)	$(80,465)	$5,478	(6.8)%

(1)	Not meaningful.

Total Hotel Revenues. Total hotel revenues decreased 7.7% to $145.2 million for the nine months ended September 30, 2011 compared to $157.2 million for the nine months ended September 30, 2010. The components of RevPAR from our Owned Hotels, which consisted, as of September 30, 2011, of Hudson, Delano South Beach and Clift, for the nine months ended September 30, 2011 and 2010 are summarized as follows:

	Nine Months Ended
	Sept. 30,	Sept. 30,	Change	Change
	2011	2010	($)	(%)
Occupancy	83.1%	80.7%	—	3.0%
ADR	$239	$226	$13	5.8%
RevPAR	$199	$182	$17	8.9%
RevPAR from our Owned Hotels increased 8.9% to $199 for the nine months ended September 30, 2011 compared to $182 for the nine months ended September 30, 2010.
Rooms revenue decreased 8.5% to $91.0 million for the nine months ended September 30, 2011 compared to $99.4 million for the nine months ended September 30, 2010. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results of these three hotels during all periods presented, our Owned Hotels rooms revenue increased 9.1%, which was directly attributable to the increase in RevPAR, as presented above.
Food and beverage revenue decreased 3.6% to $49.2 million for the nine months ended September 30, 2011 compared to $51.1 million for the nine months ended September 30, 2010. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Slightly offsetting this decrease was an increase related to the CGM Transaction and the consolidation of previously unconsolidated food and beverage operations at our London hotels.
Other hotel revenue decreased 25.4% to $5.0 million for the nine months ended September 30, 2011 compared to $6.7 million for the nine months ended September 30, 2010. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results for these three hotels during all periods presented, our Owned Hotels other hotel revenue decreased 12.6% primarily due to decreased revenues related to ancillary services, such as our spa at Delano South Beach, as guests are still spending conservatively in light of the uncertain economic recovery.
Management Fee and Other Income. Management fee and other income decreased by 28.2% to $10.1 million for the nine months ended September 30, 2011 compared to $14.1 million for the nine months ended September 30, 2010. This decrease was primarily attributable to the termination of our management agreement at Hard Rock effective March 1, 2011 in connection with the Hard Rock settlement, as discussed further in note 4 to our consolidated financial statements.
Operating Costs and Expenses
Rooms expense decreased 7.2% to $29.1 million for the nine months ended September 30, 2011 compared to $31.4 million for the nine months ended September 30, 2010. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results of these three hotels during all periods presented, our Owned Hotels rooms expense increased 11.1% as a result of the increase in occupancy, noted above. In addition, we experienced an increase at Hudson related to the rooms’ renewal project, discussed above, and increased travel agent commissions as rooms were sold through commissionable channels.
Food and beverage expense decreased 1.5% to $41.9 million for the nine months ended September 30, 2011 compared to $42.5 million for the nine months ended September 30, 2010. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Partially offsetting this decrease was an increase related to the CGM Transaction and the consolidation of previously unconsolidated food and beverage operations at our London hotels.
Other departmental expense decreased 18.7% to $3.1 million for the nine months ended September 30, 2011 compared to $3.8 million for the nine months ended September 30, 2010. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results for these three hotels during all periods presented, our Owned Hotels experienced a decrease of 9.2% as a direct result of the decrease in other hotel revenue noted above.
Hotel selling, general and administrative expense decreased 6.3% to $33.3 million for the nine months ended September 30, 2011 compared to $35.5 million for the nine months ended September 30, 2010. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results of these hotels during all periods presented, our Owned Hotels selling, general and administrative expense increased by 6.8% as a result of increased selling and marketing initiatives implemented across our hotel portfolio.

Property taxes, insurance and other expense decreased 2.6% to $12.1 million for the nine months ended September 30, 2011 compared to $12.5 million for the nine months ended September 30, 2010. This slight decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results of these three hotels during all periods presented, our Owned Hotels property taxes, insurance and other expense increased 6.5% primarily due to an increase in property tax assessments at Hudson during the nine months ended September 30, 2011 as compared to the same period in 2010.
Corporate expenses, including stock compensation decreased 5.0% to $25.9 million for the nine months ended September, 2011 compared to $27.3 million for the nine months ended September 30, 2010. This decrease was primarily due to a decrease in stock compensation expense recognized during the nine months ended September 30, 2011, primarily due to previously granted higher valued awards becoming fully vested in 2010, as compared to the value of the awards vesting in 2011.
Depreciation and amortization decreased 26.0% to $17.4 million for the nine months ended September 30, 2011 compared to $23.5 million for the nine months ended September 30, 2010. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results of these three hotels during all periods presented, our Owned Hotels depreciation and amortization increased 5.5% as a result of as a result of depreciation on renovation and capital improvements at Hudson and Delano South Beach, which were incurred during 2010 and 2011.
Restructuring, development and disposal costs increased to $10.5 million for the nine months ended September 30, 2011 compared to $2.9 million for the nine months ended September 30, 2010. The increase in expense was primarily due to severance costs related to employee and executive restructurings incurred during the nine months ended September 30, 2011, for which there was no comparable costs incurred during the nine months ended September 30, 2010.
Impairment loss on receivables from unconsolidated joint venture decreased to zero for the nine months ended September 30, 2011 compared to $5.5 million for the nine months ended September 30, 2010. During 2010, we recorded an impairment charge on uncollectible receivables for which there was no comparable charge during the nine months ended September 30, 2011.
Interest expense, net decreased 16.0% to $27.8 million for the nine months ended September 30, 2011 compared to $33.1 million for the nine months ended September 30, 2010. This decrease was primarily due to the expiration in July 2010 of the interest rate swaps related to the loans secured by the Hudson and Mondrian Los Angeles hotels, which had fixed our interest expense on those loans during the nine months ended September 30, 2010 at a much higher rate than the rates applicable during the nine months ended September 30, 2011. Partially offsetting this decrease was an increase in financing fees incurred in 2011 related to the repayment of the mortgage and mezzanine debt secured by Hudson and Mondrian Los Angeles and the restructuring of our revolving credit facility.
Equity in loss of unconsolidated joint ventures increased to $23.2 million for the nine months ended September 30, 2011 compared to $9.4 million for the nine months ended September 30, 2010. During September 2011, we recognized a $10.6 million impairment loss on our investment in Ames, in March 2011 we recognized additional impairment losses and expenses related to the Hard Rock settlement, described in the notes to consolidated financial statements, and throughout 2011, we have recognized approximately $4.0 million in impairment losses on our investment in Mondrian SoHo. In June 2010, we recorded an $8.3 million impairment charge on our investment in Mondrian SoHo.

The components of RevPAR from our comparable Joint Venture Hotels for the nine months ended September 30, 2011 and 2010, which includes Sanderson, St Martins Lane, Shore Club, Mondrian South Beach and Ames, but excludes the Hard Rock, which we managed until March 1, 2011, Mondrian SoHo, which opened in February 2011, and San Juan Water and Beach Club in Isla Verde, Puerto Rico, which we managed until July 13, 2011, are summarized as follows (in constant dollars):

	Nine Months Ended
	Sept. 30,	Sept. 30,	Change	Change
	2011	2010	($)	(%)
Occupancy	68.4%	63.8%	—	7.1%
ADR	$313	$306	$7	2.1%
RevPAR	$214	$196	$18	9.4%
Gain on asset sales resulted in income of $1.7 million for the nine months ended September 30, 2011. This income was related to the recognition of gains we recorded on the sales of Royalton, Morgans and Mondrian Los Angeles in 2011. As we have significant continuing involvement with these hotels through long-term management agreements, the gains on sales are deferred and recognized over the initial term of the related management agreement. There were no comparable hotel sales in 2010.
Other non-operating expense decreased 91.9% to $2.9 million for the nine months ended September 30, 2011 as compared to $35.5 million for the nine months ended September 30, 2010. The decrease was primarily due to a change in accounting for warrants issued to the Investors, defined below in “—Derivative Financial Instruments,” in connection with the Series A preferred securities. During the nine months ended September 30, 2010, we recorded $32.9 million of expense related to these warrants for which there was no similar expense recorded during the nine months ended September 30, 2011. For further discussion, see notes 2 and 8 of our consolidated financial statements.
Income tax expense decreased 47.4% to $0.5 million for the nine months ended September 30, 2011 as compared to $1.0 million for the nine months ended September 30, 2010. The change was primarily due to lower state and local taxes during the nine months ended September 30, 2011 as compared to the same period in 2010.
Income from discontinued operations, net of tax resulted in income of $0.5 million for the nine months ended September 30, 2011 compared to income of $16.5 million for the nine months ended September 30, 2010. The income recorded in 2011 relates to the transfer of our ownership interests in the property across the street from Delano South Beach to a third party. The income recorded in 2010 was primarily a result of the gain recognized on disposal of Mondrian Scottsdale in March 2010.
Liquidity and Capital Resources
As of September 30, 2011, we had approximately $12.8 million in cash and cash equivalents, and the maximum amount of borrowings available under our new revolving credit facility, was $100.0 million, of which $10.0 million of borrowings were outstanding and $10.0 million of letters of credit were posted. As of September 30, 2011, total restricted cash was $7.1 million.
On October 7, 2011, we entered into the London Sale Agreement, as discussed above in “—Recent Trends and Developments.” The transaction is expected to close in the fourth quarter of 2011. We anticipate receiving net proceeds of approximately $70.0 million from the sale.
We have both short-term and long-term liquidity requirements as described in more detail below.
Liquidity Requirements
Short-Term Liquidity Requirements. We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred by us or our consolidated subsidiaries within the next 12 months and believe those requirements currently consist primarily of funds necessary to pay operating expenses and other expenditures directly associated with our properties, including the funding of our reserve accounts, and capital commitments associated with certain of our development projects and existing hotels.
We are obligated to maintain reserve funds for capital expenditures at our Owned Hotels as determined pursuant to our debt or lease agreements related to such hotels, with the exception of Delano South Beach. Our Joint Venture Hotels and our Managed Hotels generally are subject to similar obligations under our management agreements or under debt agreements related to such hotels. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. Such agreements typically require us to reserve funds at amounts equal to 4% of the hotel’s revenues and require the funds to be set aside in restricted cash. In addition, the F&B Ventures require between 2% to 4% of gross revenues of the restaurant of restricted cash to be to set aside for future replacement or refurbishment of furniture, fixtures and equipment.

We intend to utilize the majority of our liquidity to fund growth and development efforts, renovations at existing hotels and infrastructure improvements.
We are focused on growing our portfolio, primarily with our core brands, in major gateway markets and key resort destinations. In August, we entered into a hotel management and residential licensing agreement for a 310-room Mondrian-branded hotel, to be the lifestyle hotel destination in the 1,000 acre destination resort metropolis, Baha Mar Resort, in Nassau, The Bahamas. The hotel is scheduled to open in late 2014. We are required to fund approximately $10 million of key money just prior to and at opening of the hotel. We have a $10.0 million standby letter of credit outstanding on the Delano Credit Facility for up to 48 months to cover this obligation.
We intend to spend approximately $8 to $10 million on projects at Delano South Beach and approximately $18 to $20 million at Hudson. At Delano South Beach, we plan to upgrade the exclusive bungalows and suites, improve public areas, including the pool, restaurant and bar space, and create additional meeting space. This work was begun in the third quarter of 2011 and will continue into early 2012.
At Hudson, we intend to convert a minimum of 23 single room dwelling units (“SRO units”) into guest rooms at a cost of approximately $130,000 per room, significantly below recent trading prices of hotel rooms in New York City. Additionally, we plan to upgrade the Hudson rooms with new furniture and fixtures, lighting and technology, and completely renovate the hotel corridors. We anticipate the renovation work will commence during New York’s seasonally slow first quarter of 2012 continuing through mid-year.
In addition to reserve funds for capital expenditures, our Owned Hotels debt and lease agreements also require us to deposit cash into escrow accounts for taxes, insurance and debt service payments.
Historically, we have satisfied our liquidity requirements through various sources of capital, including borrowings under our revolving credit facility, our existing working capital, cash provided by operations, equity and debt offerings, and long-term mortgages on our properties. Other sources may include cash generated through asset dispositions and joint venture transactions. Additionally, we may secure other financing opportunities. Given the uncertain economic environment and continuing difficult conditions in the credit markets, however, we may not be able to obtain such financings, or succeed in selling any assets, on terms acceptable to us or at all. We may require additional borrowings to satisfy these liquidity requirements. See also “—Other Liquidity Matters” below for additional liquidity that may be required in the short-term, depending on market and other circumstances.
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
Our Series A preferred securities issued in October 2009 have an 8% dividend rate for the first five years, a 10% dividend rate for years six and seven, and a 20% dividend rate thereafter. We have the option to accrue any and all dividend payments, and as of September 30, 2011, have not declared any dividends. We have the option to redeem any or all of the Series A preferred securities at any time.
Other long-term liquidity requirements include our obligations under our Convertible Notes, defined below under “—Debt,” our obligations under our trust preferred securities, and our obligations under the Clift lease, each as described under “—Debt.” Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, equity and debt offerings, and long-term mortgages on our properties. Other sources may include cash generated through asset dispositions and joint venture transactions. Additionally, we may secure other financing opportunities. Given the uncertain economic environment and continuing challenging conditions in the credit markets, however, we may not be able to obtain such financings on terms acceptable to us or at all. We may require additional borrowings to satisfy our long-term liquidity requirements.
We anticipate we will need to renovate Clift in the next few years, which will require capital and will most likely be funded by owner equity contributions, debt financing, possible asset sales, future operating cash flows or a combination of these sources.

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
Other Liquidity Matters
In addition to our expected short-term and long-term liquidity requirements, our liquidity could also be affected by potential liquidity matters at our Joint Venture Hotels, as discussed below.
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
Morgans Group and affiliates of our joint venture partner have agreed to provide standard non-recourse carve-out guaranties and provide certain limited indemnifications for the Mondrian South Beach mortgage and mezzanine loans. In the event of a default, the lenders’ recourse is generally limited to the mortgaged property or related equity interests, subject to standard non-recourse carve-out guaranties for “bad boy” type acts. Morgans Group and affiliates of our joint venture partner also agreed to guaranty the joint venture’s obligation to reimburse certain expenses incurred by the lenders and indemnify the lenders in the event such lenders incur liability as a result of any third-party actions brought against Mondrian South Beach. Morgans Group and affiliates of our joint venture partner have also guaranteed the joint venture’s liability for the unpaid principal amount of any seller financing note provided for condominium sales if such financing or related mortgage lien is found unenforceable, provided they shall not have any liability if the seller financed unit becomes subject again to the lien of the lender mortgage or title to the seller financed unit is otherwise transferred to the lender or if such seller financing note is repurchased by Morgans Group and/or affiliates of our joint venture at the full amount of unpaid principal balance of such seller financing note. In addition, although construction is complete and Mondrian South Beach opened on December 1, 2008, Morgans Group and affiliates of our joint venture partner may have continuing obligations under construction completion guaranties until all outstanding payables due to construction vendors are paid. As of September 30, 2011, there are remaining payables outstanding to vendors of approximately $1.1 million. We believe that payment under these guaranties is not probable and the fair value of the guarantee is not material.
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
Mondrian SoHo. The mortgage loan on the Mondrian SoHo property matured in June 2010. On July 31, 2010, the lender amended the debt financing on the property to provide for, among other things, extensions of the maturity date of the mortgage loan secured by the hotel to November 2011 with extension options through 2015, subject to certain conditions including a minimum debt service coverage test calculated, as defined, based on ratios of net operating income to debt service for the three months ended September 30, 2011 of 1:1 or greater. The joint venture believes the hotel has achieved the required 1:1 coverage ratio as of September 30, 2011 and subject to other customary conditions, the maturity of this debt can be extended to November 2012. The joint venture has additional extension options available in 2012 subject to similar conditions including a minimum debt service coverage test calculated, as defined, based on ratios of net operating income to debt service for the twelve months ended September 30, 2012 of 1.1:1.0 or greater.
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
Ames in Boston. As of September 30, 2011, the ownership joint venture’s outstanding mortgage debt secured by the hotel was $46.5 million. In October 2010, the mortgage loan matured, and the joint venture did not satisfy the conditions necessary to exercise the first of two remaining one-year extension options available under the loan, which included funding a debt service reserve account, among other things. As a result, the mortgage lender for Ames served the joint venture with a notice of default and acceleration of debt. In February 2011, the joint venture reached an agreement with the lender whereby the lender waived the default, reinstated the loan and extended the loan maturity date until October 9, 2011. In September 2011, the joint venture partners funded their pro rata shares of the debt service reserve account, of which our contribution was $0.3 million, and exercised the one remaining extension option available on the mortgage debt. As a result, the mortgage debt secured by Ames will mature on October 9, 2012.
Other Possible Uses of Capital. We have a number of development projects signed or under consideration, some of which may require equity investments, key money or credit support from us.
Comparison of Cash Flows for the Nine Months Ended September 30, 2011 to the Nine Months ended September 30, 2010 —
Operating Activities. Net cash provided by operating activities was $11.2 million for the nine months ended September 30, 2011 as compared to net cash used in operating activities of $22.8 million for the nine months ended September 30, 2010. This increase in cash was primarily due to a release of deposits from the curtailment reserve escrow account as a result of our repayment of the Hudson mortgage loan in August 2011.
Investing Activities. Net cash provided by investing activities amounted to $235.7 million for the nine months ended September 30, 2011 as compared to net cash used in investing activities of $14.0 million for the nine months ended September 30, 2010. The change was primarily related to the net proceeds we received from the sale of Mondrian Los Angeles, Royalton and Morgans during May 2011 slightly offset by the purchase of joint venture interests in certain food and beverage entities in the CGM Transaction.
Financing Activities. Net cash used in financing activities amounted to $239.3 million for the nine months ended September 30, 2011 as compared to $2.2 million for the nine months ended September 30, 2010. This increase in the use of cash was primarily due to the repayment of debt associated with the three hotels we sold during May 2011 and the repayment of the Hudson mortgage and mezzanine loans in August 2011, for which there was no comparable transaction during 2010.
Debt
Hudson Mortgage and Mezzanine Loan. On October 6, 2006, our subsidiary, Henry Hudson Holdings LLC (“Hudson Holdings”), entered into a non-recourse mortgage financing secured by Hudson ( the “Hudson Mortgage”), and another subsidiary entered into a mezzanine loan related to Hudson, secured by a pledge of our equity interests in Hudson Holdings.

Until amended as described below, the Hudson Mortgage bore interest at 30-day LIBOR plus 0.97%. We had entered into an interest rate swap on the Hudson Mortgage and the mezzanine loan on Hudson which effectively fixed the 30-day LIBOR rate at approximately 5.0%. This interest rate swap expired on July 15, 2010. We subsequently entered into a short-term interest rate cap on the Hudson Mortgage that expired on September 12, 2010.
On October 1, 2010, Hudson Holdings entered into a modification agreement of the Hudson Mortgage, together with promissory notes and other related security agreements, with Bank of America, N.A., as trustee, for the lenders (the “Amended Hudson Mortgage”). This modification agreement and related agreements extended the Hudson Mortgage until October 15, 2011. In connection with the Amended Hudson Mortgage, on October 1, 2010, Hudson Holdings paid down a total of $16 million on its outstanding loan balances.
The interest rate on the Amended Hudson Mortgage was also amended to 30-day LIBOR plus 1.03%. The interest rate on the Hudson mezzanine loan continued to bear interest at 30-day LIBOR plus 2.98%. We entered into interest rate caps expiring October 15, 2011 in connection with the Amended Hudson Mortgage, which effectively capped the 30-day LIBOR rate at 5.3% on the Amended Hudson Mortgage and effectively capped the 30-day LIBOR rate at 7.0% on the Hudson mezzanine loan.
The Amended Hudson Mortgage required our subsidiary borrower to fund reserve accounts to cover monthly debt service payments. The subsidiary borrower was also required to fund reserves for property, sales and occupancy taxes, insurance premiums, capital expenditures and the operation and maintenance of Hudson. Reserves were deposited into restricted cash accounts and released as certain conditions were met. In addition, all excess cash was required to be funded into a curtailment reserve account. The subsidiary borrower was not permitted to have any liabilities other than certain ordinary trade payables, purchase money indebtedness, capital lease obligations and certain other liabilities.
On August 12, 2011, certain of our subsidiaries entered into the Hudson 2011 Mortgage Loan with Deutsche Bank Trust Company Americas and the other institutions party thereto from time to time, as lenders, consisting of two mortgage loans, each secured by Hudson and treated as a single loan once disbursed, in the following amounts: (1) a $115.0 million mortgage loan that was funded at closing, and (2) a $20.0 million delayed draw term loan, which will be available to be drawn over a 15-month period, subject to achieving a debt yield ratio of at least 9.5% (based on net operating income for the prior 12 months) after giving effect to each additional draw.
Proceeds from the Hudson 2011 Mortgage Loan, cash on hand and cash held in escrow were applied to repay $201.2 million of outstanding mortgage debt under the Amended Hudson Mortgage, prior first mortgage loan (the “2006 Hudson Mortgage Loan”) secured by Hudsonandand andnn repay $26.5 million of outstanding indebtedness under the Hudson mezzanine loan, and pay fees and expenses in connection with the financing.
The Hudson 2011 Mortgage Loan bears interest at a reserve adjusted blended rate of 30-day LIBOR (with a minimum of 1.0%) plus 400 basis points. We maintain an interest rate cap for the amount of the Hudson 2011 Mortgage Loan that will cap the LIBOR rate on the debt under the Hudson 2011 Mortgage Loan at approximately 3.0% through the maturity date of the loan.
The Hudson 2011 Mortgage Loan matures on August 12, 2013. We have three one-year extension options that will permit us to extend the maturity date of the Hudson 2011 Mortgage Loan to August 12, 2016 if certain conditions are satisfied at each respective extension date. The first two extension options require, among other things, the borrowers to maintain a debt service coverage ratio of at least 1-to-1 for the 12 months prior to the applicable extension dates. The third extension option requires, among other things, the borrowers to achieve a debt yield ratio of at least 13.0% (based on net operating income for the prior 12 months).
The Hudson 2011 Mortgage Loan provides that, in the event the debt yield ratio falls below certain defined thresholds, all cash from the property is deposited into accounts controlled by the lenders from which debt service, operating expenses and management fees are paid and from which other reserve accounts may be funded. Any excess amounts are retained by the lenders until the debt yield ratio exceeds the required thresholds for two consecutive calendar quarters. Furthermore, if the Hudson manager is not reserving sufficient funds for property tax, ground rent, insurance premiums, and capital expenditures in accordance with the hotel management agreement, then our subsidiary borrowers would be required to fund the reserve account for such purposes. Our subsidiary borrowers are not permitted to have any indebtedness other than certain permitted indebtedness customary in such transactions, including ordinary trade payables, purchase money indebtedness and capital lease obligations, subject to limits.

The Hudson 2011 Mortgage Loan may be prepaid, in whole or in part, subject to payment of a prepayment penalty for any prepayment prior to August 12, 2013. There is no prepayment premium after August 12, 2013.
The Hudson 2011 Mortgage Loan contains restrictions on the ability of the borrowers to incur additional debt or liens on their assets and on the transfer of direct or indirect interests in Hudson and the owner of Hudson and other affirmative and negative covenants and events of default customary for single asset mortgage loans. The Hudson 2011 Mortgage Loan is fully recourse to our subsidiaries that are the borrowers under the loan. The loan is nonrecourse to us, Morgans Group and our other subsidiaries, except for certain standard nonrecourse carveouts. Morgans Group has provided a customary environmental indemnity and nonrecourse carveout guaranty under which it would have liability with respect to the Hudson 2011 Mortgage Loan if certain events occur with respect to the borrowers, including voluntary bankruptcy filings, collusive involuntary bankruptcy filings, and violations of the restrictions on transfers, incurrence of additional debt, or encumbrances of the property of the borrowers. The nonrecourse carveout guaranty requires Morgans Group to maintain a net worth of at least $100 million (based on the estimated market value of our net assets) and liquidity of at least $20 million.
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
Clift. We lease Clift under a 99-year non-recourse lease agreement expiring in 2103. The lease is accounted for as a financing with a liability balance of $86.5 million at September 30, 2011.
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

We follow Accounting Standard Codification (“ASC”) 470-20, Debt with Conversion and other Options (“ASC 470-20”). ASC 470-20 requires the proceeds from the sale of the Convertible Notes to be allocated between a liability component and an equity component. The resulting debt discount is amortized over the period the debt is expected to remain outstanding as additional interest expense. The equity component, recorded as additional paid-in capital, was $9.0 million, which represents the difference between the proceeds from issuance of the Convertible Notes and the fair value of the liability, net of deferred taxes of $6.4 million, as of the date of issuance of the Convertible Notes.
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
Delano Credit Facility. On July 28, 2011, we and certain of our subsidiaries (collectively, the “Borrowers”), including Beach Hotel Associates LLC (the “Florida Borrower”), entered into a secured Credit Agreement (the “Delano Credit Agreement”), with Deutsche Bank Securities Inc. as sole lead arranger, Deutsche Bank Trust Company Americas, as agent (the “Agent”), and the lenders party thereto (the “Lenders”).
The Delano Credit Agreement provides commitments for a $100 million revolving credit facility and includes a $15 million letter of credit sub-facility. The maximum amount of such commitments available at any time for borrowings and letters of credit is determined according to a borrowing base valuation equal to the lesser of (i) 55% of the appraised value of Delano (the “Florida Property”) and (ii) the adjusted net operating income for the Florida Property divided by 11%. Extensions of credit under the Delano Credit Agreement are available for general corporate purposes. The commitments under the Delano Credit Agreement may be increased by up to an additional $10 million during the first two years of the facility, subject to certain conditions, including obtaining commitments from any one or more lenders to provide such additional commitments. The commitments under the Delano Credit Agreement terminate on July 28, 2014, at which time all outstanding amounts under the Delano Credit Agreement will be due and payable. Our availability under the Delano Credit Agreement was $100.0 million as of September 30, 2011, of which $10.0 million of borrowings were outstanding, and approximately $10.0 million of letters of credit were posted.
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
The Borrowers’ ability to borrow under the Delano Credit Agreement is subject to ongoing compliance by us and the Borrowers with various customary affirmative and negative covenants, including limitations on liens, indebtedness, issuance of certain types of equity, affiliated transactions, investments, distributions, mergers and asset sales. In addition, the Delano Credit Agreement requires that we and the Borrowers maintain a fixed charge coverage ratio (consolidated EBITDA to consolidated fixed charges) of no less than (i) 1.05 to 1.00 at all times on or prior to June 30, 2012 and (ii) 1.10 to 1.00 at all times thereafter. As of September 30, 2011, our fixed charge coverage ratio was 1.59x.

The Delano Credit Agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the Lenders to, among other things, declare the principal, accrued interest and other obligations of the Borrowers under the Delano Credit Agreement to be immediately due and payable.
Hudson Capital Leases. We lease two condominium units at Hudson which are reflected as capital leases with balances of $6.1 million at September 30, 2011. Currently annual lease payments total approximately $900,000 and are subject to increases in line with inflation. The leases expire in 2096 and 2098.
Mondrian Los Angeles Mortgage. On October 6, 2006, our subsidiary, Mondrian Holdings LLC (“Mondrian Holdings”), entered into a non-recourse mortgage financing secured by Mondrian Los Angeles (the “Mondrian Mortgage”).
On October 1, 2010, Mondrian Holdings entered into a modification agreement of its Mondrian Mortgage, together with promissory notes and other related security agreements, with Bank of America, N.A., as trustee, for the lenders. This modification agreement and related agreements amended and extended the Mondrian Mortgage (the “Amended Mondrian Mortgage”) until October 15, 2011. In connection with the Amended Mondrian Mortgage, on October 1, 2010, Mondrian Holdings paid down a total of $17 million on its outstanding mortgage loan balance.
The interest rate on the Amended Mondrian Mortgage was also amended to 30-day LIBOR plus 1.64%. We entered into an interest rate cap which expired on October 15, 2011 in connection with the Amended Mondrian Mortgage which effectively capped the 30-day LIBOR rate at 4.25%.
On May 3, 2011, we completed the sale of Mondrian Los Angeles for $137.0 million to Wolverines Owner LLC, an affiliate of Pebblebrook. We applied a portion of the proceeds from the sale, along with approximately $9.2 million of cash in escrow, to retire the $103.5 million Mondrian Holdings Amended Mortgage.
Joint Venture Debt. See “—Off-Balance Sheet Arrangements” for descriptions of joint venture debt.
Seasonality
The hospitality business is seasonal in nature. For example, our Miami hotels are generally strongest in the first quarter, whereas our New York hotels are generally strongest in the fourth quarter. Quarterly revenues also may be adversely affected by events beyond our control, such as the current recession, extreme weather conditions, terrorist attacks or alerts, natural disasters, airline strikes, and other considerations affecting travel. Given the recent global economic downturn, the impact of seasonality in 2010 and to date through 2011, was not as significant as in prior periods and may remain less pronounced throughout 2011 and into 2012 depending on the timing and strength of the economic recovery.
To the extent that cash flows from operations are insufficient during any quarter, due to temporary or seasonal fluctuations in revenues, we may have to enter into additional short-term borrowings or increase our borrowings, if available, to meet cash requirements.
Capital Expenditures and Reserve Funds
We are obligated to maintain reserve funds for capital expenditures at our Owned Hotels as determined pursuant to our debt or lease agreements related to such hotels, with the exception of Delano South Beach. Our Joint Venture Hotels and our Managed Hotels generally are subject to similar obligations under our management agreements or under debt agreements related to such hotels. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. Such agreements typically require the hotel owners to reserve funds at amounts equal to 4% of the hotel’s revenues and require the funds to be set aside in restricted cash. In addition, the F&B Ventures require the ventures to set aside restricted cash of between 2% to 4% of gross revenues of the restaurant. As of September 30, 2011, approximately $1.8 million was available in restricted cash reserves for future capital expenditures under these obligations related to our Owned Hotels.

We intend to spend approximately $8 to $10 million on projects at Delano South Beach and approximately $18 to $20 million at Hudson. At Delano South Beach, we plan to upgrade the exclusive bungalows and suites, improve public areas, including the pool, restaurant and bar space, and create additional meeting space. This work was begun in the third quarter of 2011 and will continue into early 2012.
At Hudson, we intend to convert a minimum of 23 SRO units into guest rooms at a cost of approximately $4 million, or $130,000 per room, significantly below recent trading prices of hotel rooms in New York City. Additionally, we plan to upgrade the Hudson rooms with new furniture and fixtures, lighting and technology, and install new carpeting and lighting in the hotel corridors. We anticipate the renovation work will commence during New York’s seasonally slow first quarter of 2012 continuing through mid-year.
Additionally, we anticipate we will need to renovate Clift in the next few years which will require capital and will most likely be funded by owner equity contributions, debt financing, possible asset sales, future operating cash flows or a combination of these sources.
The Hudson 2011 Mortgage Loan provides that, in the event the debt yield ratio falls below certain defined thresholds, all cash from the property is deposited into accounts controlled by the lenders from which debt service, operating expenses and management fees are paid and from which other reserve accounts may be funded. Any excess amounts are retained by the lenders until the debt yield ratio exceeds the required thresholds for two consecutive calendar quarters. Furthermore, if the Hudson manager is not reserving sufficient funds for property tax, ground rent, insurance premiums, and capital expenditures in accordance with the hotel management agreement, then our subsidiary borrowers would be required to fund the reserve account for such purposes. Our subsidiary borrowers are not permitted to have any indebtedness other than certain permitted indebtedness customary in such transactions, including ordinary trade payables, purchase money indebtedness and capital lease obligations, subject to limits.
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
We use some derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. The fair value of our interest rate caps was insignificant as of September 30, 2011.
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
The fund formation agreement terminated by its terms on January 30, 2011 due to the failure to close a fund with $100 million of aggregate capital commitments by that date, and the 5,000,000 contingent warrants issued to the fund manager were forfeited in their entirety on October 15, 2011 due to the failure to close a fund with $250 million of aggregate capital commitments by that date.
Off-Balance Sheet Arrangements
As of September 30, 2011, we have unconsolidated joint ventures that we account for using the equity method of accounting, most of which have mortgage or related debt, as described below. In some cases, we provide non-recourse carve-out guaranties of joint venture debt, which guaranty is only triggered in the event of certain “bad boy” acts, and other limited liquidity or credit support, as described below.
Morgans Europe. As of September 30, 2011, we owned interests in two hotels through a 50/50 joint venture known as Morgans Europe. Morgans Europe owns two hotels located in London, England, St Martins Lane, a 204-room hotel, and Sanderson, a 150-room hotel. Under a management agreement with Morgans Europe, we earn management fees and a reimbursement for allocable chain service and technical service expenses.
On July 15, 2010, Morgans Europe venture refinanced in full its then outstanding £99.3 million mortgage debt with a new £100 million loan maturing in July 2015 that is non-recourse to us and is secured by Sanderson and St Martins Lane. As of September 30, 2011, Morgans Europe had outstanding mortgage debt of £99.3 million, or approximately $154.8 million at the exchange rate of 1.56 US dollars to GBP at September 30, 2011. As discussed above in “— Recent Trends and Developments,” in October 2011, we and Walton MG London entered into the London Sale Agreement to sell the equity interests in Morgans Europe for an aggregate of £192 million. The transaction is expected to close in the fourth quarter of 2011 and is subject to customary closing conditions. We expect to receive net proceeds of approximately $70 million, depending on foreign currency exchange rates and working capital adjustments, after Morgans Europe applies a portion of the proceeds from the sale to repay this outstanding debt. After completion of the sale, we will continue to manage the hotels under long-term management agreements.
Morgans Europe’s net income or loss and cash distributions or contributions are allocated to the partners in accordance with ownership interests. At September 30, 2011, we had a negative investment in Morgans Europe of $0.3 million. We account for this investment under the equity method of accounting. Our equity in income of the joint venture amounted to income of $0.5 million and income of $1.0 million for the three months ended September 30, 2011 and 2010, respectively, and income of $1.4 million and $2.5 million for the nine months ended September 30, 2011 and 2010, respectively.
Mondrian South Beach. We own a 50% interest in Mondrian South Beach, a recently renovated apartment building which was converted into a condominium and hotel. Mondrian South Beach opened in December 2008, at which time we began operating the property under a long-term management contract.
In April 2010, the Mondrian South Beach joint venture amended its non-recourse financing secured by the property and extended the maturity date for up to seven years, through extension options until April 2017, subject to certain conditions. In April 2010, in connection with the loan amendment, each of the joint venture partners provided an additional $2.75 million to the joint venture resulting in total mezzanine financing provided by the partners of $28.0 million. As of September 30, 2011, the joint venture’s outstanding mortgage and mezzanine debt was $87.5 million, which does not include the $28.0 million mezzanine loan provided by the joint venture partners, which in effect is on par with the lender’s mezzanine debt.

Morgans Group and affiliates of our joint venture partner have agreed to provide standard non-recourse carve-out guaranties and provide certain limited indemnifications for the Mondrian South Beach mortgage and mezzanine loans. In the event of a default, the lenders’ recourse is generally limited to the mortgaged property or related equity interests, subject to standard non-recourse carve-out guaranties for “bad boy” type acts. Morgans Group and affiliates of our joint venture partner also agreed to guaranty the joint venture’s obligation to reimburse certain expenses incurred by the lenders and indemnify the lenders in the event such lenders incur liability as a result of any third-party actions brought against Mondrian South Beach. Morgans Group and affiliates of our joint venture partner have also guaranteed the joint venture’s liability for the unpaid principal amount of any seller financing note provided for condominium sales if such financing or related mortgage lien is found unenforceable, provided they shall not have any liability if the seller financed unit becomes subject again to the lien of the lender’s mortgage or title to the seller financed unit is otherwise transferred to the lender or if such seller financing note is repurchased by Morgans Group and/or affiliates of our joint venture at the full amount of unpaid principal balance of such seller financing note. In addition, although construction is complete and Mondrian South Beach opened on December 1, 2008, Morgans Group and affiliates of our joint venture partner may have continuing obligations under construction completion guaranties until all outstanding payables due to construction vendors are paid. As of September 30, 2011, there are remaining payables outstanding to vendors of approximately $1.1 million. We believe that payment under these guaranties is not probable and the fair value of the guarantee is not material. For further discussion, see note 4 of our consolidated financial statements.
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
We account for this investment under the equity method of accounting. At September 30, 2011, our investment in Mondrian South Beach was $3.3 million. Our equity in loss of Mondrian South Beach was $1.0 million and $1.6 million for the three months ended September 30, 2011 and 2010, respectively. Our equity in loss of Mondrian South Beach was $2.5 million and $1.8 million for the nine months ended September 30, 2011 and 2010, respectively.
Ames in Boston. On June 17, 2008, we, Normandy Real Estate Partners, and Ames Hotel Partners, entered into a joint venture to develop the Ames hotel in Boston. Upon the hotel’s completion in November 2009, we began operating Ames under a 20-year management contract. As of September 30, 2011, we had an approximately 31% economic interest in the joint venture.
As of September 30, 2011, the joint venture’s outstanding mortgage debt secured by the hotel was $46.5 million. In September 2011, the joint venture partners funded their pro rata shares of the debt service reserve account, of which our contribution was $0.3 million, and exercised the one remaining extension option available on the mortgage debt. As a result, the mortgage debt secured by Ames will mature October 9, 2012.
Based on current economic conditions and the October 2012 mortgage debt maturity, we wrote down our investment in Ames in September 2011 and recorded an impairment charge through equity in loss of unconsolidated joint ventures of $10.6 million.

Our equity in loss of Ames was $10.6 million and $0.1 million for the three months ended September 30, 2011 and 2010, respectively. Our equity in loss of Ames was $11.1 million and $0.6 million for the nine months ended September 30, 2011 and 2010, respectively.
Mondrian SoHo. In June 2007, we contributed approximately $5.0 million for a 20% equity interest in a joint venture with Cape Advisors Inc. to develop a Mondrian hotel in the SoHo neighborhood of New York. The joint venture obtained a loan of $195.2 million to acquire and develop the hotel. We subsequently loaned an additional $4.3 million to the joint venture. As a result of the decline in general market conditions and real estate values since the inception of the joint venture, and more recently, the need for additional funding to complete the hotel, in June 2010, we wrote down our investment in Mondrian SoHo to zero. All of our subsequent fundings in 2010 and 2011, all of which are in the form of loans, have been impaired, and as of September 30, 2011, our investment balance in Mondrian SoHo is zero.
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
The joint venture believes the hotel has achieved the required 1:1 coverage ratio as of September 30, 2011 and subject to other customary conditions, the maturity of this debt can be extended to November 2012. The joint venture has additional extension options available in 2012 subject to similar conditions including a minimum debt service coverage test calculated, as defined, based on ratios of net operating income to debt service for the twelve months ended September 30, 2012 of 1.1:1.0 or greater.
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
We continue to account for our investment in Mondrian SoHo using the equity method of accounting. The loss we recorded, due to impairment charges and operating results, on our investment in Mondrian SoHo was $1.6 million and $0.7 million for the three months ended September 30, 2011 and 2010, respectively, and $4.0 million and $9.0 million for the nine months ended September 30, 2011 and 2010, respectively.
Mondrian SoHo opened in February 2011, and we are operating the hotel under a 10-year management contract with two 10-year extension options.
Shore Club. As of September 30, 2011, we owned approximately 7% of the joint venture that owns Shore Club. On September 15, 2009, the joint venture received a notice of default on behalf of the special servicer for the lender on the joint venture’s mortgage loan for failure to make its September monthly payment and for failure to maintain its debt service coverage ratio, as required by the loan documents. On October 7, 2009, the joint venture received a second letter on behalf of the special servicer for the lender accelerating the payment of all outstanding principal, accrued interest, and all other amounts due on the mortgage loan. The lender also demanded that the joint venture transfer all rents and revenues directly to the lender to satisfy the joint venture’s debt. In March 2010, the lender for the Shore Club mortgage initiated foreclosure proceedings against the property in U.S. federal district court. In October 2010, the federal court dismissed the case for lack of jurisdiction. In November 2010, the lender initiated foreclosure proceedings in state court. We continue to operate the hotel pursuant to the management agreement during these proceedings. However, there can be no assurances we will continue to operate the hotel once foreclosure proceedings are complete.

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
Quantitative and Qualitative Disclosures About Market Risk
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Some of our outstanding debt has a variable interest rate. As described in “Management’s Discussion and Analysis of Financial Results of Operations — Derivative Financial Instruments” above, we use some derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of September 30, 2011, our total outstanding consolidated debt, including capital lease obligations, was approximately $433.3 million, of which approximately $125.0 million, or 28.9%, was variable rate debt. At September 30, 2011, the one month LIBOR rate was 0.24%.
As of September 30, 2011, the $125.0 million of variable rate debt consists of our outstanding balances of $115.0 million on the Hudson Mortgage Loan and $10.0 million on the Delano Credit Facility. In connection with the Hudson 2011 Mortgage Loan, an interest rate cap for 3.0% in the amount of approximately $135.0 million, the full amount available under the mortgage after certain hurdles are met, as discussed above in “— Debt,” was entered into in August 2011, and was outstanding as of September 30, 2011. This interest rate cap matures in August 2013. As of September 30, 2011, we have $115.0 million outstanding on the Hudson 2011 Mortgage Loan. If market rates of interest on this $115.0 million variable rate debt increase by 1.0%, or 100 basis points, the increase in interest expense would reduce future pre-tax earnings and cash flows by approximately $1.2 million annually and the maximum annual amount the interest expense would increase on this variable rate debt is $3.2 million due to our interest rate cap agreement, which would reduce future pre-tax earnings and cash flows by the same amount annually. If market rates of interest on this $115.0 million variable rate decrease by 1.0%, the decrease in interest expense would increase pre-tax earnings and cash flow by approximately $1.2 million annually.
The Delano Credit facility does not have a derivative financial instrument associated with it. If market rates of interest on the $10.0 million or variable rate debt outstanding on the Delano Credit Facility increase by 1.0%, or 100 basis points, the increase in interest expense would reduce future pre-tax earnings and cash flows by approximately $0.1 million annually. If market rates of interest on this $10.0 million variable rate decrease by 1.0%, the decrease in interest expense would increase pre-tax earnings and cash flow by approximately $0.1 million annually.

As of September 30, 2011, our fixed rate debt, excluding capital lease obligations, of $302.2 million consisted of the trust notes underlying our trust preferred securities, the Convertible Notes, and the Clift lease. The fair value of some of this debt is greater than the book value. As such, if market rates of interest increase by 1.0%, or approximately 100 basis points, the fair value of our fixed rate debt at September 30, 2011 would decrease by approximately $27.6 million. If market rates of interest decrease by 1.0%, or 100 basis points, the fair value of our fixed rate debt at September 30, 2011 would increase by $33.2 million.
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
We have entered into agreements with each of our derivative counterparties in connection with our interest rate caps and hedging instruments related to the Convertible Notes, providing that in the event we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations.
Currency Exchange Risk
As we have international operations with our two London hotels and the hotel we manage in Mexico, currency exchange risks between the U.S. dollar and the British pound and the U.S. dollar and Mexican peso, respectively, arise as a normal part of our business. We reduce these risks by transacting these businesses in their local currency. As of September 30, 2011, we had a 50% ownership in Morgans Europe, and a change in prevailing rates would have an impact on the value of our equity in Morgans Europe. A change in the exchange rate between the U.S. dollar and the British pound would also impact the amount of proceeds that we expect from the sale of our interests in Morgans Europe, which is expected to close in the fourth quarter of 2011. The U.S. dollar/British pound and U.S. dollar/Mexican peso currency exchanges are currently the only currency exchange rates to which we are directly exposed.
In connection with the London Sale Agreement, on November 2, 2011, Walton MG London, on behalf of itself and us, entered into a foreign currency forward contract to effectively fix the currency conversion rate on half of the expected net sales proceeds at an exchange rate of 1.592 US dollars to GBP.
Generally, we do not enter into forward or option contracts to manage our exposure applicable to day-to-day net operating cash flows. We do not foresee any significant changes in either our exposure to fluctuations in foreign exchange rates or how such exposure is managed in the future, with the exception of the transactions contemplated by the London Sale Agreement, in connection with which we entered into a foreign currency forward contract, as discussed above due to the material nature of the transaction.

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
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15) that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
Litigation
Petra Litigation Regarding Scottsdale Mezzanine Loan
On April 7, 2010, Petra CRE CDO 2007-1, LTD, a Cayman Islands Exempt Company (“Petra”), filed a complaint against Morgans Group in the Supreme Court of the State of New York County of New York in connection with an approximately $14.0 million non-recourse mezzanine loan made on December 1, 2006 by Greenwich Capital Financial Products Company LLC, the original lender, to Mondrian Scottsdale Mezz Holding Company LLC, a wholly-owned subsidiary of Morgans Group LLC. The mezzanine loan relates to the Scottsdale, Arizona property previously owned by us. In connection with the mezzanine loan, Morgans Group entered into a so-called “bad boy” guaranty providing for recourse liability under the mezzanine loan in certain limited circumstances. Pursuant to an assignment by the original lender, Petra is the holder of an interest in the mezzanine loan. The complaint alleged that the foreclosure of the Scottsdale property by a senior lender on March 16, 2010 constitutes an impermissible transfer of the property that triggered recourse liability of Morgans Group pursuant to the guaranty. Petra demanded damages of approximately $15.9 million plus costs and expenses.
We believe that a foreclosure based on a payment default does not create one of the limited circumstances under which Morgans Group would have recourse liability under the guaranty. On May 27, 2010, we answered Petra’s complaint, denying any obligation to make payment under the guaranty. On July 9, 2010, Petra moved for summary judgment on the ground that the loan documents unambiguously establish Morgans Group’s obligation under the guaranty. We opposed Petra’s motion for summary judgment, and cross-moved for summary judgment in favor of us on grounds that the guaranty was not triggered by a foreclosure resulting from a payment default. On December 20, 2010, the court granted our motion for summary judgment dismissing the complaint, and denied the plaintiff’s motion for summary judgment. Petra thereafter appealed the decision. On May 19, 2011, the appellate court unanimously affirmed the trial courts’ grant of summary judgment in our favor and the dismissal of Petra’s complaint. Petra then petitioned the New York Court of Appeals for permission to appeal further and we opposed that petition. On September 22, 2011, the Court of Appeals denied Petra’s request for leave to appeal.
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

Morgans Hotel Group Co.

/s/ Michael J. Gross Michael J. Gross
Chief Executive Officer

/s/ Richard Szymanski Richard Szymanski
Chief Financial Officer and Secretary
November 9, 2011

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

10.1	*	Amendment No. 2 to Amended and Restated Limited Liability Company Agreement of Morgans Group LLC, dated as of September 15, 2011 and effective as of October 15, 2009

10.2	*	Amendment No. 3 to Amended and Restated Limited Liability Company Agreement of Morgans Group LLC, dated as of September 15, 2011

10.3	*
Loan and Security Agreement, dated as of August 12, 2011, by and among Henry Hudson Holdings LLC, 58th Street Bar Company LLC and Hudson Leaseco LLC (collectively, the Borrower), the institutions from time to time a party thereto, as Lenders, and Deutsche Bank Trust Company Americas, as Administrative Agent for Lenders

10.4	*
Amended, Restated and Consolidated Mortgage, Assignment of Leases and Rents, Hotel Revenue and Security Agreement, dated as of August 12, 2011, by Henry Hudson Holdings LLC, Hudson Leaseco LLC and 58th Street Bar Company LLC, for the benefit of Deutsche Bank Trust Company Americas, as Administrative Agent for the benefit of the lenders from time to time party to the Loan and Security Agreement

Exhibit
Number	Description

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.