Form 10-K
period 2011-12-31
Morgans Hotel Group Co.
filed 2012-03-09
CIK 1342126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $190,882,219, based on a closing sale price of $7.19 as reported on the NASDAQ Global Market (formerly the NASDAQ National Market) on June 30, 2011.

As of March 8, 2012, the registrant had issued and outstanding 30,792,328 shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Morgans Hotel Group Co.’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held in 2012 are incorporated by reference into Part III of this report.

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

•	our ability to timely fund the renovations and capital improvements necessary to maintain our properties at the quality of the Morgans Hotel Group and associated brands;

•	our ability to adjust in a timely manner to any increases in fixed costs, such as taxes and insurance, or reductions in revenues;

•	risks associated with the acquisition, development and integration of properties and businesses;

•	the risks of conducting business through joint venture entities over which we may not have full control;

•	our ability to perform under management agreements and to resolve any disputes with owners of properties that we manage but do not wholly own;

•	the impact of any material litigation;

•	the loss of key members of our senior management;

•	changes in the competitive environment in our industry and the markets where we invest;

•	the seasonal nature of the hospitality business;

•	ownership of a substantial block of our common stock by a small number of outside investors and the ability of such investors to influence key decisions;

•	the impact of any dividend payments or accruals on our preferred securities on our cash flow and the value of our common stock; and

•	other risks discussed in this Annual Report on Form 10-K in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Result of Operations.”

We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform these statements to actual results.

PART I

ITEM 1.	BUSINESS

Overview

Morgans Hotel Group Co. is a fully integrated lifestyle hospitality company that operates, owns, acquires, develops and redevelops boutique hotels, primarily in gateway cities and select resort markets in the United States, Europe and other international locations, and nightclubs, restaurants, bars and other food and beverage venues in many of the hotels we operate as well as in hotels and casinos operated by MGM Resorts International (“MGM”) in Las Vegas.

Over our 28-year history, we have gained experience operating in a variety of market conditions. We operate a portfolio of twelve boutique hotels in New York, Miami, Los Angeles, San Francisco, Boston, and London. In addition, we manage a non-Morgans Hotel Group branded hotel in Playa del Carmen, Mexico. We also own, or have ownership interests in, several of these hotels. We have a number of hotel development projects, including projects to be developed by third-parties but managed by us upon completion, in various stages of advancement or pending financing.

Unlike traditional franchised or large brand-managed hotels, we believe our portfolio of boutique hotels provides guests with a distinctive lodging experience. Each of our Morgans Hotel Group branded hotels has a personality specifically tailored to reflect the local market environment and features a modern, sophisticated design that includes critically acclaimed public spaces, popular “destination” bars and restaurants and highly personalized service. Significant media attention has been devoted to our hotels, which we believe is the result of their distinctive nature, renowned design, dynamic and exciting atmosphere, celebrity guests and high-profile events. We believe that the Morgans Hotel Group brand and each of our individual property brands are synonymous with style, innovation and service. We believe that this combination of lodging and social experiences, and association with our brands, increases our occupancy levels and pricing power.

At December 31, 2011, our portfolio of Morgans Hotel Group branded hotel properties and food and beverage operations and entities consisted of:

•

three hotels that we own and manage (“Owned Hotels”), consisting of Hudson in New York, Delano South Beach in Miami Beach, and Clift in San Francisco (which we lease under a long-term lease that is treated as a financing), comprising approximately 1,400 rooms;

•

our wholly-owned food and beverage operations (“Owned F&B Operations”), consisting of certain food and beverage operations located at Morgans and Hudson in New York, Delano South Beach in Miami Beach, Clift in San Francisco, and Sanderson and St Martins Lane, both in London. Effective February 1, 2012, we transferred our ownership interest in Morgans food and beverage operations to the owner of the hotel by terminating our operating lease for the restaurant space;

•	four hotels that we partially own and manage pursuant to long-term management agreements (“Joint Venture Hotels”) consisting of:

•	a 50% interest in Mondrian South Beach in Miami Beach, which is a hotel condominium project that opened in December 2008, comprising approximately 280 rooms;

•	a 7% interest in the 309 room Shore Club in Miami Beach;

•	a 31% interest in the 114 room Ames in Boston; and

•	a 20% interest in the 263 room Mondrian SoHo in New York.

•

six hotels that we manage pursuant to long-term management agreements with no ownership interest (“Managed Hotels”), consisting of Royalton and Morgans in New York, Mondrian in Los Angeles, Sanderson and St Martins Lane in London, and Hotel Las Palapas in Playa del Carmen, Mexico, comprising approximately 950 rooms;

•

a 90% controlling interest in a group of companies known as The Light Group (“TLG”), a leading lifestyle food and beverage management company with a ten-year track record of delivering cutting-edge food and beverage experiences at world class properties. TLG develops, redevelops and operates numerous venues in Las Vegas pursuant to management agreements with MGM, including nightclubs, such as The Bank Nightclub at Bellagio Hotel and Casino and Haze at ARIA Resort and Casino at CityCenter, restaurants, such as Yellowtail Japanese Restaurant & Lounge at Bellagio Hotel and Casino and Diablos Mexican Cantina at Monte Carlo Hotel, pool lounges and bars. TLG also serves as our food and beverage platform, operating or assisting in the development, redevelopment, concepting, design and operations of food and beverage venues in many of the hotels we operate;

•	our investment in unconsolidated food and beverage operations (“F&B Venture”), consisting of certain food and beverage operations located at Mondrian South Beach in Miami Beach; and

•	our investments in hotels under development and other proposed properties.

In addition to our current portfolio, we expect to manage, own, acquire, redevelop, and develop new hotel properties that are consistent with our portfolio in major metropolitan cities and select resort markets in North America, Europe and other select international destinations. We currently have signed management agreements to manage various other hotels that are in development, including a Mondrian project in Doha, Qatar, a Mondrian project in The Bahamas, a Mondrian project in London, England, a Mondrian project in Istanbul, Turkey, a Delano project in Cabo San Lucas, Mexico, a Delano project on the Aegean Sea in Turkey, and a hotel project in the Highline area in New York City. However, financing has not been obtained for some of these hotel projects, and there can be no assurances that all or any of these projects will be developed as planned.

We conduct our operations through Morgans Group LLC, a Delaware limited liability company and our operating company (“Morgans Group”). Morgans Group holds substantially all of our assets. We are the managing member of Morgans Group and held approximately 97% of its membership units at December 31, 2011, not including long-term incentive plan units (“LTIP Units”) convertible into membership units issued as part of our employee compensation plans. We manage all aspects of Morgans Group, including the operation, development, sale and purchase of, and investments in, hotels primarily through subsidiaries, including our management company, Morgans Hotel Group Management LLC (“MHG Management Company”), and certain non-U.S. management company affiliates, and the operation and development of various food and beverage venues, primarily through TLG. The remaining membership interests in Morgans Group, other than LTIP Units, are owned by Residual Hotel Interest, LLC or its affiliates and are exchangeable for our common stock.

We were incorporated in Delaware in October 2005 and completed our initial public offering of common stock (“IPO”) on February 17, 2006. Our corporate offices are located at 475 Tenth Avenue, New York, New York 10018. Our telephone number is (212) 277-4100. We maintain a website that contains information about us at www.morganshotelgroup.com.

Corporate Strategy

Our corporate strategy is to achieve growth by leveraging our management experience and portfolio of renowned hotel and food and beverage brands for expansion into both new and existing markets and by targeting strategic internal growth opportunities. As part of our strategy, we recently shifted towards a more “asset light” business model in 2011 by selling five hotels we had previously owned or partially owned while retaining management pursuant to long-term management agreements. We may engage in further asset sales, depending on market opportunities and other factors, and intend to concentrate on opportunities to sign management contracts and develop our brands without the need to acquire significant ownership interests in properties. Although we believe our growth will continue to be impacted by the uncertain global economic recovery and uncertainty in financial markets in the near-term, we intend to continue building on this corporate strategy in the long-term. We believe that our management team and existing operating infrastructure provide us with the ability to successfully integrate assets into our portfolio as we grow and expand.

External Growth. We believe that our existing brand portfolio has considerable development potential. Many of our brands, including hotel brands such as Delano, Mondrian, Sanderson and Hudson, and bar brands such as Skybar, may be extended to other hotels, restaurants and bars in our existing and new markets. Similarly, we believe our brand portfolio improves our ability to secure new management agreements with third parties. As the economy and financial markets continue to show improvement, we believe we are poised for external growth that will be driven by growth in major metropolitan markets and select resort locations, both domestically and in international locations, as we continue to expand our hotel, restaurant and bar brands. We intend to be flexible with respect to transaction structures and real estate requirements as we grow our business.

In 2011, we expanded our hotel portfolio through the development of Mondrian SoHo, which opened in February 2011, and is our fourth hotel in New York City. Mondrian SoHo introduced the city to our Mondrian brand in a prime downtown location and was voted one of the top 100 hotels in the world in 2011 by Fodor’s Travel.

Also in 2011, we announced seven new management agreements for development projects which will continue to expand our iconic brands. Currently, three of these development projects —Mondrian Doha, Mondrian Baha Mar and Mondrian London – are financed and under construction. Financing for some of the other projects has not yet been identified. In addition, we have a strong pipeline of potential new projects. Given the continuing uncertainty in the global economic environment, these and other projects may not be able to obtain adequate project financing in a timely manner or at all. If adequate project financing is not obtained, external growth projects may need to be limited in scope, deferred or cancelled altogether.

Finally, our acquisition of TLG also provides us with a first-class food and beverage platform, as well as renowned nightclub, restaurant and bar brands that we intend to capitalize on and continue to grow, primarily in our existing and expansion hotel projects. We believe our acquisition of TLG will help us revitalize the food and beverage offerings at our existing hotels and help us win new hotel projects.

Target Markets. We base our decisions to enter new markets on a number of criteria, with a focus on markets that attract affluent travelers who value a distinctive and sophisticated atmosphere and outstanding service. Specifically, we target key gateway destinations that attract both domestic and foreign business and leisure travelers, as well as select resort markets. We believe that New York City, where we opened Mondrian SoHo during 2011, and London and Istanbul, where we have recently announced new management agreements, are examples of such markets. Consistent with our prior expansion activities, we will continue to seek growth primarily in markets with multiple demand drivers and high barriers to entry, including major North American metropolitan markets with vibrant urban locations, select resort locations, key European destinations that we believe offer a similar customer base as our established United States and United Kingdom markets, and select locations in the Middle East, Asia and South America.

Flexible Business Model. We intend to be flexible with respect to transaction structures and real estate requirements as we grow our business. We will pursue attractive management agreements, joint ventures, acquisitions and other opportunities as they arise. As we pursue these opportunities, we will place significant emphasis on re-flag and pure management opportunities and, where equity investment or key money is required, on securing long-term management agreements and a meaningful percentage of any equity growth or a significant total dollar return on investment. The acquisition and finance markets and the specifics of any particular deal will influence each transaction’s structure. We believe our flexibility should allow us greater access to strategically important hotels and other opportunities. Joint ventures with management agreements should provide us with enhanced return on investment through management and other fee income and access to strategically important hotels and other opportunities.

Moreover, we believe our flexibility with respect to the physical configuration of buildings gives us more options to grow in any given market as compared to many of our competitors who require very particular specifications so that their hotels will all look the same.

Targeted Renovations and Expansions. We will continue to pursue targeted projects throughout our portfolio of hotels that we believe will increase our appeal to potential guests and improve the revenue generation potential at our properties.

Between 2006 and 2008, we completed renovations of guest rooms and common areas at Delano South Beach, Royalton, Morgans and Mondrian Los Angeles. Additionally, in late 2011 and into 2012, we made further improvements to Delano South Beach, upgrading the exclusive bungalows and suites, improving the public areas, including the pool, restaurant and bar space, and created additional meeting space. In the fourth quarter of 2011, we began renovations at Hudson, including upgrading Hudson rooms with new furniture and fixtures, lighting and technology, and completely renovating the hotel corridors. At Hudson, we also intend to convert a minimum of 23 single room dwelling units (“SRO units”) into guest rooms at a cost of approximately $130,000 per room, significantly below recent trading prices of hotel rooms in New York City.

During 2011, we also took several steps to re-energize our food and beverage offerings and improve key facilities with a focus on driving higher beverage to food ratios and re-igniting the buzz around our nightlife and lobby scenes. In June 2011, we acquired the 50% interests our joint venture partner, affiliates of China Grill Management (“CGM”), owned in our food and beverage joint ventures with CGM, allowing us to more actively reassess a number of our food and beverage concepts. In addition, in November 2011, we acquired a 90% controlling interest in TLG, a leading lifestyle food and beverage management company, which we believe provides us with a first-class food and beverage platform, a creative and experienced food and beverage management team, and renowned restaurant and bar brands. We intend to utilize TLG as our food and beverage platform, and expect the acquisition to assist us in improving the operations of our various restaurants, bars and nightclubs, re-concepting certain of our existing restaurants, bars and nightclubs, concepting new food and beverage venues, and winning new hotel and food and beverage management contracts. For example, in early 2012, we used TLG to re-concept and re-launch our restaurants, bars and nightclub at Delano South Beach, including opening Bianca, our newly renovated restaurant focusing on offering an inventive Italian menu featuring local, farm-to-table organic ingredients in January 2012, and FDR, our new nightclub, in February 2012.

Operational and Infrastructure Initiatives. We strive to implement state-of-the-art operational systems and apply best practices to maximize synergies at the portfolio level. During the past few years, we launched a number of operational and technology initiatives designed to result in revenue growth, significant improvements in our operating costs and efficiencies, an improved guest experience and an enhanced ability to market to our customers’ specific lodging needs. As an example, in 2010 we provided guests at Royalton with custom Apple® iPads® as a supplement to our concierge program, and we have extended the initiative to Mondrian SoHo and Delano South Beach in 2011.

We strive to continually find new ways to make our guests’ experiences more efficient and exciting. For example, in 2012, we plan to undertake significant operational and technological initiatives such as deploying a new property management system to all of our hotels and implementing a key-lock system that will allow guests to unlock the hotel room doors with their cell phones, rather than key cards.

We also reinvented the hotel gift shop experience with the introduction of oversized vending machines, which we refer to as Semi-Automatic, in the lobbies of Mondrian South Beach, Hudson and St Martins Lane, continuously stocked with a curated combination of everyday travel necessities and a myriad of luxury items at the press of a button.

Internal Growth. Our hotels in gateway markets such as New York and London have historically recovered at a more robust and rapid pace than the industry average. We plan to continue to drive growth at our existing assets through direct sales efforts, revenue management and cost vigilance. We are particularly focused on driving average rate, which we believe has a greater impact on profitability. This may be achieved through a shift from lower rated segments to higher rated segments and proper benchmark rate positioning.

2011 and Other Recent Transactions and Developments

New Management Contracts. Throughout 2011 and consistent with our shift toward an “asset-light” lifestyle hospitality management company, we made numerous announcements regarding new hotel management agreements.

•

Mondrian Istanbul. In December 2011, we announced a new hotel management agreement for an approximately 128 room Mondrian-branded hotel to be located in the Old City area of Istanbul, Turkey. Upon completion and opening of the hotel, we will operate the hotel pursuant to a 20-year management agreement, with a 10-year extension option. The hotel is scheduled to open in 2014. We contributed approximately $10.3 million in the form of equity and key money and will have a 20% ownership interest in the venture owning the hotel.

•

Mondrian London. Also in December 2011, we entered into a hotel management agreement for an approximately 360 room Mondrian-branded hotel to be located at Sea Containers on the South Bank of the River Thames in London. Upon completion and opening of the hotel, we will operate the hotel pursuant to a 25-year management agreement, with two 10-year extension options. The hotel is scheduled to open in early 2014. We have agreed to invest approximately £9 million, or approximately $15 million, of key money into the project.

•

Mondrian at Baha Mar. In August 2011, we entered into a hotel management and residential licensing agreement for a 310 room Mondrian-branded hotel, to be the lifestyle hotel destination in the 1,000 acre destination resort metropolis, Baha Mar Resort, in Nassau, The Bahamas. Upon completion and opening of the hotel, we will operate Mondrian at Baha Mar pursuant to a 20-year management agreement. The hotel is scheduled to open in late 2014. We are required to fund approximately $10 million of key money just prior to and at opening of the hotel. As of December 31, 2011, we have an outstanding $10 million standby letter of credit on our credit facility for up to 48 months to cover this obligation.

•

Mondrian Doha. In February 2011, we announced a new hotel management agreement for a Mondrian hotel in Doha, Qatar, which is expected to have approximately 270 rooms and is currently under construction and expected to open in 2013. We will operate the hotel pursuant to a 30-year management contract, with extension options.

•

Delano Aegean Sea. In February 2011, we announced a management agreement for an approximately 200 key Delano on the Aegean Sea in Turkey, an exclusive, high-end resort destination easily accessible from Istanbul and other key European locations, which is expected to open in 2014. Upon completion and opening of the hotel, we will operate Delano Aegean Sea pursuant to a 20-year management agreement, with extension options.

•

Delano Cabo San Lucas. In February 2011, we announced a new hotel management agreement for a 114 key Delano on the beach at the tip of the Baja Peninsula in Cabo San Lucas, Mexico, overlooking the Sea of Cortez. The hotel is expected to open in 2014. Upon completion and opening of the hotel, we will operate Delano Cabo San Lucas pursuant to a 20-year management agreement, with extension options. We anticipate contributing approximately $3 million in key money toward the hotel.

•

Hotel in the Highline Area of New York City. Also in February 2011, we announced a new management agreement for a 175 key hotel in New York City in the Highline area. The hotel will be branded with one of our existing brands and is expected to open in 2014. Upon completion and opening of the hotel, we will operate it pursuant to a 15-year management agreement, with extension options.

Financing for some of these projects has not yet been identified. Given the continuing uncertainty in the global economic environment, these and other projects may not be able to obtain adequate project financing in a timely manner or at all. If adequate project financing is not obtained, these projects may need to be limited in scope, deferred or cancelled altogether.

The Light Group Transaction. On November 30, 2011, certain of our subsidiaries completed the acquisition of 90% of the equity interests in a group of companies known as The Light Group, an operator of restaurants, nightclubs, bars and other food and beverage venues, for a purchase price of $28.5 million in cash and up to $18 million in notes convertible into shares of our common stock at $9.50 per share subject to the achievement of certain EBITDA (earnings before interest, tax, depreciation and amortization) targets for the acquired business (“The Light Group Transaction”).

Purchase Agreements. As part of The Light Group Transaction, Morgans Group, TLG Acquisition LLC, our newly-formed subsidiary (“TLG Acquisition”), Sasson Masi F&B Holdings, LLC, Sasson Masi Nightlife Holdings, LLC, Andrew Sasson and Andy Masi entered into a Master Purchase Agreement (the “Sasson/Masi Purchase Agreement”), pursuant to which TLG Acquisition agreed to purchase 100% of the equity interest in The Light Group LLC, 50% of the equity interest in HHH Holdings LLC, and 50% of the equity interest in DDD Holdings, LLC. In addition, Morgans Group, TLG Acquisition, Zabeel Investments (L.L.C.) and Zabeel Investments Inc. (“Zabeel”) entered into a separate Securities Purchase Agreement (the “Zabeel Purchase Agreement”), pursuant to which TLG Acquisition agreed to purchase the remaining 50% of the equity interest in HHH Holdings, LLC and DDD Holdings, LLC. The aggregate purchase price consisted of the following: (i) $20 million in cash to Zabeel, (ii) $5.5 million in cash to Mr. Sasson and $3.0 million in cash to Mr. Masi, in each case, subject to customary working capital adjustments, (iii) the issuance of 10% of the equity interests in TLG Acquisition, with 5% to Mr. Sasson and 5% to Mr. Masi, (iv) promissory notes convertible into shares of our common stock for up to $18.0 million in potential payments, allocated $16.0 million to Mr. Sasson and $2.0 million to Mr. Masi, and (v) an annual interest payment of 8% (increasing to 18% after the third anniversary of the closing date, as described below) on the promissory notes.

The maximum payment of $18.0 million is based on TLG Acquisition achieving EBITDA of at least $18 million from non-Morgans business (the “Non-Morgans EBITDA”) during the 27-month period starting on January 1, 2012, with ratable reduction of the payment if less than $18 million of EBITDA is earned. The payment is evidenced by two promissory notes held individually by Messrs. Sasson and Masi which mature on the fourth anniversary of the closing date and may be voluntarily prepaid at any time. At either Messrs. Sasson’s or Masi’s options, the notes are payable in cash or in shares of our common stock valued at $9.50 per share. Each of the promissory notes earns interest at an annual rate of 8%, provided that if the notes are not paid or converted on or before the third anniversary of the closing date, the interest rate increases to 18%. The promissory notes provide that 75% of the accrued interest is payable quarterly in cash and the remaining 25% accrues and is payable at maturity. Morgans Group has guaranteed payment of the promissory notes and interest.

The Sasson/Masi Purchase Agreement provides for the seller parties, jointly and severally, and the buyer parties to provide customary indemnifications to the other parties for breaches of representations, warranties and other covenants, subject to a $5 million cap.

Board Seat. On November 27, 2011, our Board increased its size from nine to ten members and appointed Andrew Sasson to fill the newly created directorship on the Board, effective upon closing of The Light Group Transaction on November 30, 2011. Mr. Sasson was appointed to the Board pursuant to a one-year consulting agreement we entered into with Mr. Sasson in connection with The Light Group Transaction, discussed below. Pursuant to the agreement, we agreed to appoint Mr. Sasson to our Board of Directors (“Board”) and to cause Mr. Sasson to be nominated for election to the Board at our 2012 annual meeting of stockholders. In the event Mr. Sasson is not elected to the Board, promissory notes convertible into shares of our common stock for up to $18 million in potential payments, of which $16 million is allocated to Mr. Sasson, accelerate and become immediately due and payable.

TLG Acquisition Operating Agreement. Concurrent with the closing of The Light Group Transaction, the TLG Acquisition operating agreement (the “TLG Acquisition Operating Agreement”) was amended and restated to provide that Morgans Group, which holds 90% of the membership interests in TLG Acquisition, is the managing member and that Messrs. Sasson and Masi, each of whom hold 5% membership interests in TLG Acquisition, are non-managing members of TLG Acquisition. Messrs. Sasson and Masi, however, will have approval rights over, among other things, certain fundamental transactions involving TLG Acquisition and, for so long as the promissory notes remain outstanding, annual budgets, amendments or terminations of management agreements and other actions that would materially and adversely affect the likelihood that TLG Acquisition would achieve $18 million in Non-Morgans EBITDA during the applicable measurement period.

Each of Messrs. Sasson and Masi will have the right to require Morgans Group to purchase his equity interest in TLG Acquisition at any time after the third anniversary of the closing date at a purchase price equal to seven times the Non-Morgans EBITDA for the preceding 12 months, subject to certain adjustments. In addition, Morgans Group will have the right to require each of Messrs. Sasson and Masi to sell his equity interest in TLG Acquisition at any time after the sixth anniversary of the closing date at a purchase price equal to seven times the Non-Morgans EBITDA for the preceding 12 months, subject to certain adjustments.

Employment and Consulting Agreements. Concurrent with the closing of The Light Group Transaction, we entered into an employment agreement with Mr. Masi, pursuant to which he will serve as the Chief Executive Officer of TLG Acquisition for an initial term through March 20, 2014. Following termination of his employment, Mr. Masi will be subject to a non-solicitation provision for a period of 12 months and a non-competition provision covering the United States and Western Europe for a period of 6 months, which period may be shorter or longer depending on the circumstances of his departure.

We also entered into a one-year consulting agreement with Mr. Sasson pursuant to which he will provide consulting services in connection with food and beverage and nightclub operations in hotels managed by us and other venues. Mr. Sasson will be subject to a non-competition provision for a period of 12 months from the date he enters into the consulting agreement. Mr. Sasson is also required to first offer any food and beverage opportunities to us for a six month period following the non-compete period. Mr. Sasson’s compensation for services performed pursuant to the consulting agreement consists of shares of our common stock with an aggregate value of $300,000 (or 52,817 shares). In addition, Mr. Sasson is entitled to receive a one-time fee if, prior to the end of the right of first offer period, we enter into a term sheet or letter of intent regarding an offered transaction on materially the same terms, and we subsequently complete such transaction. The fee is equal to 60% of our projected base fees for the fourth year after the closing of such transaction.

Sale of London Hotels. On November 23, 2011, our subsidiary, Royalton Europe Holdings LLC (“Royalton Europe”), and Walton MG London Hotels Investors V, L.L.C. (“Walton MG London”), each of which owned a 50% equity interest in the joint venture that owned the Sanderson and St Martins Lane hotels, completed the sale of their respective equity interests in the joint venture for an aggregate of £192 million (or approximately $297 million) to Capital Hills Hotels Limited, a Middle Eastern investor with other global hotel holdings. Also parties to the sale were Morgans Group, as guarantor for Royalton Europe, and Walton Street Real Estate Fund V, L.P., as guarantor for Walton MG London. We continue to operate the hotels under long-term management agreements that, including extension options, extend the term of the prior management agreements to 2041 from 2027. We received net proceeds of approximately $73.1 million, after applying a portion of the proceeds from the sale to retire the £99.5 million of outstanding mortgage debt secured by the hotels and payment of closing costs.

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

Proceeds from the Hudson 2011 Mortgage Loan, cash on hand and cash held in escrow were applied to repay $201.2 million of outstanding mortgage debt, which was secured by Hudson, to repay $26.5 million of outstanding indebtedness under the Hudson mezzanine loan, and to pay fees and expenses in connection with the financing.

Delano Credit Facility. On July 28, 2011, we entered into a new $100 million senior secured revolving credit facility with borrowing capacity of up to $110 million, secured by Delano South Beach (the “Delano Credit Facility”). Borrowings under the Delano Credit Facility are subject to a borrowing base test and as of December 31, 2011, our availability was $95.0 million. The interest rate is LIBOR plus 4.0%, subject to a LIBOR floor of 1.0%. The Delano Credit Facility matures in three years and contains standard financial covenants, including a minimum fixed charge coverage ratio of 1.05x in the first year and 1.10x thereafter.

Acquisition of Food and Beverage Joint Venture Interests. In June 2011, we acquired from affiliates of CGM the 50% interests CGM owned in our food and beverage joint ventures with CGM for approximately $20 million (the “CGM Transaction”). The joint ventures operated certain restaurants and bars at Delano South Beach, Mondrian Los Angeles, Mondrian South Beach, Morgans, Sanderson and St Martins Lane. CGM has agreed to continue to manage the food and beverage operations at these properties for a transitional period pursuant to short-term cancellable management agreements while we reassess our food and beverage strategy. In connection with the transaction, our ownership interest in the Asia de Cuba brand and all intellectual property related to the Asia de Cuba brand were transferred to CGM.

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

Following the CGM Transaction, we owned 100% of Morgans food and beverage operations, which consisted of an Asia de Cuba restaurant. In October 2011, the restaurant at Morgans was closed and is currently undergoing a renovation and re-concepting to create a lounge and restaurant which is expected to open in the first half of 2012. Effective February 1, 2012, we transferred our ownership interest in Morgans food and beverage operations to the hotel owner, an affiliate of FelCor Lodging Trust, Incorporated (“FelCor”), by terminating our operating lease for the restaurant space.

Sale of Mondrian Los Angeles. On May 3, 2011, our subsidiary Mondrian Holdings LLC (“Mondrian Holdings”) completed the sale of Mondrian Los Angeles for $137.0 million to Wolverines Owner LLC, an affiliate of Pebblebrook, pursuant to a purchase and sale agreement entered into on April 22, 2011. We applied a portion of the proceeds from the sale, along with approximately $9.2 million of cash in escrow, to retire $103.5 million outstanding on a mortgage secured by Mondrian Los Angeles. Net proceeds, after the repayment of debt and closing costs, were approximately $40 million. We continue to operate the hotel under a 20-year management agreement with one 10-year extension option.

Sale of Royalton and Morgans. On May 23, 2011, our subsidiary Royalton LLC completed the sale of Royalton for $88.2 million to Royalton 44 Hotel, L.L.C., an affiliate of FelCor, and our subsidiary Morgans Holdings LLC completed the sale of Morgans for $51.8 million to Madison 237 Hotel, L.L.C., an affiliate of FelCor. We applied a portion of the proceeds from the sales to retire the outstanding balance on our then existing revolving credit facility. The hotels, along with Delano South Beach, were collateral for our revolving credit facility, which terminated with these sales of properties securing the facility. Net proceeds from the sales, after the repayment of debt and closing costs, were approximately $93 million. We continue to operate the hotels under a 15-year management agreement with one 10-year extension option.

Hard Rock Settlement Agreement. On March 1, 2011, Hard Rock Hotel Holdings, LLC, a joint venture through which we held a minority interest in the Hard Rock Hotel & Casino in Las Vegas (“Hard Rock”), Vegas HR Private Limited (the “Mortgage Lender”), Brookfield Financial, LLC — Series B (the “First Mezzanine Lender”), NRFC HRH Holdings, LLC (the “Second Mezzanine Lender”), Morgans Group, Morgans Hotel Group Co. and certain affiliates of DLJ Merchant Banking Partners (“DLJMB”), as well as Hard Rock Mezz Holdings LLC (the “Third Mezzanine Lender”) and other interested parties, entered into a comprehensive settlement to resolve the disputes among them and all matters relating to the Hard Rock and related loans and guaranties. The Hard Rock settlement agreement provided, among other things, for the following:

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

As a result of the settlement and after completion of certain gaming de-registration procedures, we are no longer subject to Nevada gaming regulations.

Board of Director and Management Changes. In March 2011, we announced the following changes to our Board and senior management:

•	David Hamamoto, Chairman of the Board and one of our largest stockholders, was appointed Executive Chairman, effective March 20, 2011;

•	Michael Gross, a member of the Board who previously served on the Corporate Governance and Nominating Committee, was appointed Chief Executive Officer, effective March 20, 2011;

•	Daniel Flannery, who previously served with Marriott International, Inc., was appointed Chief Operating Officer, effective April 4, 2011;

•	Yoav Gery, who previously served with Marriott International, Inc., was appointed Chief Development Officer, effective March 23, 2011;

•	Ron Burkle, Managing Partner at The Yucaipa Companies, LLC (“Yucaipa”), joined the Board, effective March 20, 2011, as the nominee appointed by Yucaipa, which is our largest stakeholder; and

•	Jason Taubman Kalisman, a founding member of our largest stockholder, OTK Associates, joined the Board, effective March 22, 2011.

Also in March 2011, we announced that Fred Kleisner stepped down as Chief Executive Officer and resigned from the Board effective March 20, 2011 and that the Company’s President, Marc Gordon, was leaving the Company to pursue other interests and resigned from the Board effective March 22, 2011. In connection with Mr. Gordon’s departure, we entered into a separation agreement and release (the “Separation Agreement”) on March 20, 2011. Pursuant to the Separation Agreement, we agreed to pay Mr. Gordon (1) a lump sum severance payment of $2,069,000, (2) monthly consulting payments of $66,666 per month through December 2011, and (3) a lump sum payment of $300,000 in January 2012. We also agreed that all of Mr. Gordon’s equity awards would vest. In consideration of the monthly consulting payments, Mr. Gordon agreed to make himself available to provide consulting services to us through December 2011. In addition, Mr. Gordon agreed to certain non-competition and standstill provisions that were effective for nine months following the date of the Separation Agreement and certain non-solicitation provisions that are effective through March 31, 2012.

In connection with The Light Group Transaction, the Board increased its size from nine to ten members and appointed Andrew Sasson to fill the newly created directorship on the Board, effective November 30, 2011, as discussed above.

Settlement of Debt on Property Across from Delano South Beach. In January 2011, our indirect subsidiary transferred its interests in the property across the street from Delano South Beach to SU Gale Properties, LLC.

As a result of this transaction, we were released from $10.5 million of non-recourse mortgage and mezzanine indebtedness previously consolidated on our balance sheet. The property across the street from Delano South Beach was a development property with no operations and generated no earnings before interest tax, depreciation and amortization during 2010 or the first three months of 2011.

Management and Operations of Our Portfolio

Overview of Management

We manage and operate each of our hotels, which are generally staffed in the United States by our employees and outside the United States by the employees of the hotel owners, with personnel dedicated to each of the properties, including a general manager, director of finance, director of sales and marketing, director of revenue management, director of human resources and other employees. The personnel at each hotel report to the general manager of the hotel. Each general manager reports to our senior vice president of operations. The corporate office provides support directly to certain functions at the hotel such as sales, marketing and revenue management. This organizational structure allows for each property to operate in a responsive and dynamic fashion while ensuring integrity of our guest experience and core values. As we have expanded in our existing markets, we have begun to regionalize certain operational, finance and sales functions. Our management team is headquartered in New York City and coordinates our management and operations. The management team reviews business contracts, oversees the financial budgeting and forecasting for our hotels, performs internal accounting and audit functions, administers insurance plans and identifies new systems and procedures to employ within our hotels to improve efficiency and profitability. In addition, the management team is responsible for coordinating the sales and marketing activities at each of our hotels, designing sales training programs, tracking future business prospects and identifying, employing and monitoring marketing programs. The management team is also responsible for the design of our hotels and overall product and service quality levels.

Our Engaging Dynamic Guest Experience (“EDGE”) service program, which we plan to update in 2012, has been implemented across our portfolio of Morgans Hotel Group branded hotels. This program is designed to enhance employee initiative and responsiveness which we believe results in high customer satisfaction. Our EDGE initiative further allows the sharing of best practices and expertise across our employee base, creating a culture that we believe is more service-oriented than many of our competitors.

Food and Beverage Operations

As a central element of our operating strategy, we focus significant resources on identifying exciting and creative restaurant, bar and nightclub concepts. During 2011, we took several steps to re-energize our food and beverage offerings and improve key facilities with a focus on driving higher beverage to food ratios and re-igniting the buzz around our nightlife and lobby scenes. In November 2011, we acquired a 90% controlling interest in TLG, a leading lifestyle food and beverage management company, which we believe provides us with a first-class food and beverage platform, a creative and experienced food and beverage management team, and renowned restaurant and bar brands. We intend to utilize TLG as our food and beverage platform, and expect the acquisition to assist us in improving the operations and our various restaurant, bars and nightclubs, re-concepting certain of our existing restaurants, bars and nightclubs, concepting new food and beverage venues and winning new hotel and food and beverage management contracts. For example, in early 2012, we used TLG to re-concept and re-launch our restaurants, bars and nightclub at Delano South Beach, including opening Bianca, our newly renovated restaurant focusing on offering an inventive Italian menu featuring local, farm-to-table organic ingredients in January 2012, and FDR, our new nightclub, in February 2012.

We previously had joint venture relationships with restaurateur Jeffrey Chodorow and his company, China Grill Management (“CGM”), to develop, own and operate restaurants and bars at certain of the hotels we operate. In June 2011, we acquired from affiliates of CGM the 50% interests CGM owned in our food and beverage joint ventures. The joint ventures operated certain restaurants and bars at Morgans, Delano South Beach, Mondrian

Los Angeles, St Martins Lane, Sanderson and Mondrian South Beach. Pursuant to short-term cancellable management agreements, as of December 31, 2011, CGM continues to manage the food and beverage operations at Mondrian Los Angeles, Mondrian South Beach, Sanderson and St Martins Lane. During 2012, we will begin re-assessing the concepts at these food and beverage venues with the objective of transitioning the management of these venues to TLG whenever possible.

Marketing, Sales and Public Relations

Strong direct sales have been an integral part of our success. As of December 31, 2011, we employed a sales force of approximately 120 people with multiple sales managers stationed in each of our markets. The sales force has responsibility for sourcing business for their respective hotels. The sales teams are deployed by industry focus and geography.

In 2011, we derived approximately 33% of our business from corporate transient and group accounts. Our core corporate business comes from the financial services, entertainment, advertising and public relations, technology, fashion and consumer goods industries.

Also, during 2011, we redeployed our global sales organization in order to sell more strategically to our key accounts. Our global sales organization handles the majority of these key accounts and can provide them with one point of contact for all brands. Our sales efforts are designed to be proactive and direct and are focused on building success in the transient, leisure, corporate business travel, group and consortia markets. We believe these segments are key to our competitiveness in the market.

Unlike many hotel companies, our sales managers are trained to sell the experience, not simply the rate. By branding the “experience,” we showcase the kind of creativity that happens inside our hotels and prove that our guests come to us for much more than just a room or a bed. Our objective is to create differentiation by selling an “experience” and brand.

While our marketing initiatives are customized in order to account for local preferences and market conditions, consistent major campaign and branding concepts are utilized throughout all our marketing activities. These concepts are developed by our central brand and marketing teams.

We place significant emphasis on branded communication strategies that are multi-layered and non-traditional. We believe our public relations and social networking outreach strategy is a highly cost-effective marketing tool for us. Through highly publicized events, prospective guests are more likely to be made aware of our hotels through word-of-mouth or magazine, newspaper articles or social networking entries and high-profile events rather than direct advertising. This publicity is supplemented with focused marketing activities to our existing customers. Our in-house marketing and public relations team coordinates the efforts of third-party public relations firms to promote our properties through travel magazines and various local, national and international newspaper travel sections. We regularly host events that attract celebrity guests and journalists, generating articles in newspapers and magazines around the world. Our marketing efforts also include hosting other special events, which have included events for Art Basel Miami, The Academy Awards, The Grammy’s, film premieres, and Fashion Week in New York and London. In addition, we believe our recent acquisition of TLG will enhance our marketing efforts that target our food and beverage venues through the use of social media and VIP guest relations.

Integration and Centralization Efforts

We have centralized certain aspects of our operations in an effort to provide further revenue growth and reduce operating costs. We continuously assess our technological tools and processes and seek to employ current and cutting-edge tools. In an effort to drive incremental revenues and reduce operating costs, we also continuously assess our revenue facing systems and employ what we believe to be the state-of-the-art systems available to the hospitality industry. These include our:

•

Property Management System — Our property management system provides comprehensive guest management by, among other things, allowing us to track and retrieve information pertaining to guests, groups and company accounts. We believe that this increases the possibility of maximizing revenue by allowing us to efficiently respond and cater to guest demands and trends and decreases expenses by centralizing the information database in an easy to use format. In 2012, we plan to deploy a new property management system to all of our hotels designed to enhance the experience of our guests and employees in numerous ways, including providing us the ability to check in guests from anywhere in the hotel as well as show guests photos or videos of room types using Apple® iPads®.

•

Central Reservations System — Our central reservations system and related distribution and reservations services provide hotel reservations-related services and technology. In the second half of 2012, we plan to implement an updated central reservation system, designed to provide us with efficiencies such as interfacing with other systems, like our revenue management system, and provide direct connections to travel agents and other distribution channels.

•	Central Reservations Office — Our central reservations office provides contact management solutions.

•

Sales and Catering — Our sales and catering system is a strategic tool specifically designed to maximize the effectiveness of the sales process, increase revenue and efficiency, and reduce costs. In early 2012, we anticipate upgrading our sales and catering system with new features including improved sales and lead tracking.

•	Revenue Management — Our revenue management system is an all-inclusive software system which provides hospitality focused pricing and revenue optimization solutions.

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

Over the past year we continued to enhance and reinvest in our website, www.morganshotelgroup.com, and our digital marketing efforts. We expanded our social media presence, launching channels in Instagram and Stumbleupon. We continue to engage our followers through Facebook, Twitter, and Foursquare, as well as other key platforms. During 2011, our website and mobile site generated approximately 17.1% of our total rooms revenue. In early 2011, we added 3 additional languages to our website to broaden our reach in key international markets. We expect to add additional languages throughout 2012. Additional enhancements are being made to our guest communication program with more targeted emails, mobile messaging, and new digital partnership opportunities.

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

We provide insurance coverage for our Owned Hotels, Owned F&B Operations, Joint Venture Hotels, and Managed Hotels, with the exception of Morgans, Royalton, Mondrian Los Angeles, Shore Club and Hotel Las Palapas, which are all discussed below, including all-risk property, terrorism, commercial general liability, umbrella/excess liability, workers’ compensation and employers’ liability, pollution legal liability, blanket crime, employment practices liability and fiduciary liability policies for which we are the named insured. Our property insurance includes coverage for catastrophic perils of flood, earthquake and windstorm at limits exceeding probable maximum loss estimates. These policies also cover the restaurants and bars that operate in our hotels, with the exception of the properties mentioned above.

Morgans, Royalton, Mondrian Los Angeles and Shore Club are covered under our employee related insurance policies only, with all other lines of coverage being provided by the property owner. Insurance coverage for Hotel Las Palapas is provided for by the property owners. Property insurance coverage at Ames is provided by our joint venture partner.

We maintain separate insurance programs for the entities owned and managed by TLG.

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

Employees

As of December 31, 2011, we employed approximately 4,500 individuals, approximately 33.7% of whom were represented by labor unions.

Relations with Labor Unions

New York. The terms of employment of our employees that are represented by the New York Hotel and Motel Trades Council, AFL-CIO, or Trades Council, at our New York City hotels are governed by a collective bargaining agreement. The agreement expires on June 30, 2019 and generally incorporates by reference the industry-wide agreement between the Hotel Association of New York City, Inc., a multi-employer association composed of New York City hotel operators, and the Trades Council. The agreement governs wages, hours and terms and conditions of employment of employees at these hotels. They provide that there will be no strikes or lockouts during its term and that all disputes arising under the agreements or concerning the relations of the parties shall be resolved through arbitration before a contract arbitrator — the Office of the Impartial Chairman of the Hotel Industry. The employees of certain of our bars and restaurants in New York City hotels are represented by the Trades Council and covered by a collective bargaining agreement which generally incorporates by reference the industry-wide agreement. By operation of the collective bargaining agreement, the bars and restaurants are considered a joint employer with the hotels. Accordingly, if there is any breach of our labor agreement by the concessionaire, the hotels would be liable for such breach.

San Francisco. The majority of our Clift employees that are represented by labor unions are represented by UNITE/HERE Local 2. We adopted the industry-wide agreement between the union and the San Francisco Hotels Multi-Employer Group, a multi-employer association composed of San Francisco hotel operators, which expires August 14, 2013. Labor agreements with the unions representing the remaining Clift employees are set to expire in either 2012 or 2013.

Las Vegas. The majority of TLG’s employees in Las Vegas are subject to applicable collective bargaining agreements at each of MGM’s hotel-casino properties. TLG has entered into Memorandums of Agreement (“MOAs”) with the Local Joint Executive Board of Las Vegas, Culinary Workers Union Local No. 226 and Bartenders Union Local No. 165 for certain venues it manages. The MOAs with certain venues expire May 31, 2012. If the MOAs expire before a new agreement is reached, they are subject to temporary extensions while a new labor agreement is being negotiated.

Boston. In 2012, we anticipate that the majority of our Ames employees will be a part of a collective bargaining agreement. Ames employees will be represented by UNITE/HERE Local 2. We adopted the industry-wide agreement between the union and the Boston Hotels Multi-Employer Group, a multi-employer association composed of Boston hotel operators, which expires February 2013.

Government Regulation

Our businesses are subject to numerous United States and international laws, including laws governing employees in our hotels in such areas as minimum wage and maximum working hours, overtime, working conditions, hiring and firing employees and work permits. Also, our ability to expand our existing properties may be dependent upon our obtaining necessary building permits or zoning variances from local authorities.

Our properties must comply with various laws and regulations, including Title III of the Americans with Disabilities Act to the extent that such properties are “public accommodations” as defined by the Americans with Disabilities Act and similar laws of the jurisdictions in which our properties are located. The Americans with Disabilities Act requires removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe that our properties are in substantial compliance with the Americans with Disabilities Act and similar laws of the jurisdictions in which our properties are located; however, noncompliance could result in capital expenditures, the imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

Our hotel properties expose us to possible environmental liabilities in both the United States and other jurisdictions in which we operate, including liabilities related to activities that predated our acquisition or operation of a property. Under various federal, state, local and international laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up certain hazardous substances released at the property and may be held liable to a governmental entity or to third parties for property damages and for investigation and cleanup costs incurred by such parties in connection with the contamination. Environmental liability can be incurred by a current owner or operator of a property for environmental problems or violations that occurred on a property prior to acquisition or operation. These laws often impose liability whether or not the owner knew of, or was responsible for, the presence of hazardous or toxic substances. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. The presence of contamination or the failure to remediate contamination may adversely affect the owner’s ability to sell or lease real estate or to borrow using the real estate as collateral. The owner or operator of a site may be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the site.

The majority of our hotels were subject to environmental site assessments during 2011 prepared by independent third-party professionals. These environmental site assessments were intended to evaluate the environmental conditions of these properties and included a site visit, a review of certain records and public information concerning the properties, the preparation of a written report and, in some cases, invasive sampling. We obtained the environmental site assessments before we acquired our hotels to help us identify whether we might be responsible for cleanup costs or other environmental liabilities. The environmental site assessments on our properties did not reveal any environmental conditions that are likely to have a material adverse effect on our business, assets, and results of operations or liquidity. However, environmental site assessments do not always identify all potential problems or environmental liabilities. Consequently, we may have material environmental liabilities of which we are unaware. Moreover, it is possible that future laws, ordinances or regulations could impose material environmental liabilities, or that the current environmental condition of our properties could be adversely affected by third parties or by the condition of land or operations in the vicinity of our properties. We believe that we are currently in compliance with all applicable environmental regulations in all material aspects.

We are also subject to regulations relating to our food and beverage operations, which are numerous and complex. A variety of regulations at various governmental levels relating to the handling, preparation and serving of food, and the cleanliness of food production facilities and the hygiene of food-handling personnel are enforced primarily at the local public health department level. We cannot assure you that we are in full compliance with all applicable laws and regulations at all times or that we will be able to comply with any future laws and regulations. Furthermore, legislation and regulatory attention to food safety is very high. Additional or amended regulations in this area may significantly increase the cost of compliance.

We serve alcoholic beverages at many facilities, and must comply with applicable licensing laws, as well as state and local service laws, commonly called dram shop statutes. Dram shop statutes generally prohibit serving alcoholic beverages to certain persons such as an individual who is intoxicated or a minor. If we violate dram shop laws, we may be liable to the patron and/or third parties for the acts of the patron. Although we sponsor regular training programs designed to minimize the likelihood of such a situation, we cannot guarantee that intoxicated or minor patrons will not be served or that liability for their acts will not be imposed on us. There can be no assurance that additional regulation in this area would not limit our activities in the future or significantly increase the cost of regulatory compliance. We must also obtain and comply with the terms of licenses in order to sell alcoholic beverages in the states in which we serve alcoholic beverages.

We are required to comply with data privacy regulations in both the United States and other jurisdictions in which we operate. Existing and emerging data privacy regulations limit the extent to which we can collect, monitor, store and use personal identifiable information. In addition, non-compliance with data privacy regulations may result in fines, damage to reputation or restrictions on the use or transfer of information.

As a result of our February 2007 acquisition of the Hard Rock, we and the Hard Rock casino operations had been subject to gaming industry regulations. On March 1, 2011, the management agreement pursuant to which we had managed the Hard Rock was terminated as part of the Hard Rock settlement agreement. During 2011, we completed the necessary de-regulation procedures and as such, we are no longer subject to gaming industry regulations.

Trademarks

Our trademarks include, without limitation, Morgans Hotel Group®, Morgans®, Morgans Semi-Automatic®, Agua, Agua Baby®, Agua Bath House®, Agua Home®, Bianca Delano, Blue Door®, Blue Door at Delano® (and design), Blue Door Fish, Blue Sea, Rose Bar, The Florida Room Delano (and design), Clift Hotel®, Delano®, Hudson, Mondrian®, Skybar®, Mondrian Skybar, Sanderson Hotel®, St Martins®, St Martins Lane Hotel®, Ames Hotel®, Woodward®, Velvet Room, Imperial No. 9®, Reload, and Mister H®. The majority of these trademarks are registered in the United States and the European Community. Certain of these trademarks are also registered in Canada, France, the United Kingdom, Argentina, Mexico, China, Turkey, the United Arab Emirates and Russia, and we are seeking registration of several of our trademarks in Canada, Russia, Spain, Italy, the United

Kingdom, India, China, Argentina, Brazil, the Bahamas, Indonesia, Egypt, Qatar, Turkey and other jurisdictions. TLG’s trademarks include, without limitation, Brand Steakhouse®, Skeleton Fish design®, Deuce Gaming Lounge®, Diablo’s Cantina, Fix® (and design), Quick Fix®, Mist®, Haze Nightclub®, Liquid®, Stack Restaurant and Bar, The Bank®, Light®, The Light Group®, Caramel®, Union®, Bianca Delano (and design), and The Lily Bar & Lounge (and design). These trademarks are registered in the United States and registration is pending for Diablo’s Cantina in the United Arab Emirates. TLG uses the trademarks 1Oak® and Yellowtail pursuant to trademark license agreements with the owners of the marks. Our trademarks are very important to the success of our business and we actively enforce, maintain and protect these marks.

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

U.S. and global financial markets experienced extreme disruptions during the past several years, including, among other things, extreme volatility in securities prices, as well as severely diminished liquidity and credit availability. U.S. and global economies contracted significantly in 2009, reducing the amounts people spend on travel, hotels, dining and entertainment. More recently, global markets and economic conditions have been negatively impacted by the ability of certain European Union (“EU”) member states to service their sovereign debt obligations. Although the U.S. economy has begun to recover, lodging demand has remained weaker than in the years prior to the economic downturn, and the continued uncertainty over the outcome of the EU governments’ financial support programs and the possibility that other EU member states may experience similar financial troubles could further disrupt global financial markets. If economic conditions do not improve as anticipated, they could have a material adverse effect on our business, results of operations, and financial condition.

We have substantial debt, and we may incur additional indebtedness, which may negatively affect our business and financial results.

As of December 31, 2011, we had $442.3 million of outstanding consolidated indebtedness, including capital lease obligations. Our share of indebtedness held by our joint venture entities, which debt is generally recourse to us with the exception of certain standard carve-out guarantee, was approximately $104.7 million as of December 31, 2011. With respect to our non-recourse carve-out guarantees, a violation of any of the non-recourse carve-out guaranty provisions, including fraud, misapplication of funds and other customary non-recourse carve-out provisions, could cause the debt to become fully recourse to us. Our substantial debt could negatively affect our business and operations in several ways, including:

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

We also may incur additional debt in connection with any future development projects or acquisitions. However, any continued disruption or uncertainty in the credit markets could negatively impact our ability to access additional financing. We may, therefore, in some instances, borrow under our revolving credit facility, or borrow other funds to finance development projects or acquisitions. In addition, we may incur further mortgage debt by obtaining loans secured by the properties we acquire or our existing portfolio.

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

We have $115.0 million of mortgage debt on Hudson which matures on August 12, 2013, $172.5 million of 2.375% Senior Subordinated Convertible Notes (“Convertible Notes”) which mature on October 14, 2014, unless earlier repurchased by us or converted in accordance with their terms prior to such date, $18.0 million of promissory notes issued in connection with The Light Group Transaction which mature in November 2015, $50.0 million of trust preferred securities which mature in October 2036 and 75,000 shares of Series A preferred securities for which the dividend rate will increase to 20% in October 2016. Since we anticipate that our internally generated cash will be inadequate to repay our indebtedness prior to maturity, we expect that we will be required to repay debt from time to time through refinancings of our indebtedness, offerings of equity or debt, asset dispositions, joint venture transactions or other financing transactions. The amount of our existing indebtedness and the continued tightness in the credit markets may harm our ability to repay our debt through refinancings. In addition, if prevailing interest rates or other factors at the time of any refinancing result in higher interest rates on any refinancing, our interest expense would increase, which could harm our business and operations. If we are unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to sell one or more of our properties on disadvantageous terms, which might result in losses to us, or default on the loan.

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

We did not repay the $40.0 million non-recourse mortgage and mezzanine financing on Mondrian Scottsdale when it matured on June 1, 2009, and the mortgage lender foreclosed on the property and terminated the management agreement effective March 16, 2010. In January 2011, we transferred our interest in the property across from Delano South Beach in Miami Beach to a related party of the holder of the promissory notes, and as a result of this transaction we were released from $10.5 million of non-recourse mortgage and mezzanine indebtedness. In February 2011, the Hard Rock joint venture did not repay the $1.4 billion non-recourse mortgage and mezzanine financing on the Hard Rock Hotel & Casino in Las Vegas. In March 2011, the Hard Rock joint venture entered into a comprehensive settlement with its lenders pursuant to which the equity interest in the Hard Rock Hotel & Casino transferred to the first mezzanine lender and our management agreement was terminated.

On September 15, 2009, the joint venture that owns Shore Club defaulted on its $123 million mortgage loan, and in March 2010, the lender initiated foreclosure proceedings on the property, which was later dismissed by federal court but subsequently has been re-instated by the lender in state court. In October 2010, the mortgage lender for Ames served the joint venture that owns the hotel with a notice of default and acceleration of debt. In February 2011, the joint venture reached an agreement with the lender whereby the lender waived the default, reinstated the loan and extended the loan maturity date until October 9, 2011. In September 2011, the joint venture partners funded their pro rata shares of the debt service reserve account and exercised the one remaining extension option available on the mortgage debt, resulting in a maturity date of October 9, 2012. Unless the joint venture can refinance the debt or obtain an extension of the maturity date, the joint venture may not be able to repay the mortgage at maturity.

On July 31, 2010, the lender for the mortgage loan on the Mondrian SoHo property amended the mortgage to provide for, among other things, extensions of the maturity date to November 2011 with extension options through 2015, subject to certain conditions including a debt service coverage test. The joint venture does not believe it will achieve this debt service coverage test and the joint venture may not be able to refinance the outstanding debt upon maturity.

In the future, we or our joint venture entities or other owners of hotels we manage, including Ames and Mondrian SoHo, may cease (or have ceased, in the case of Shore Club) making payments on the mortgages on one or more of our properties if the property fails to generate cash flow to cover its debt service or if we, the joint venture entity or other owners are unable to refinance the mortgage at maturity. To the extent we, our joint venture entities or other owners of hotels we manage, do not meet debt service obligations and we or the joint venture entity or other owners defaults on a mortgage or other loan, the lender may have the right to exercise various remedies under the loan documents, including foreclosing on the applicable property and, in certain situations, termination of our management agreement. Foreclosure on a mortgage loan can be an expensive and lengthy process, which could have a substantial negative effect on our operating results. Lenders may assert numerous claims and take various actions against us, including, without limitation, seeking a deficiency judgment. Foreclosures may also create a negative public perception of us, resulting in a diminution of our brand value, and may negatively impact our ability to obtain loans or raise equity or debt financing in the future. Foreclosure actions may also require a substantial amount of resources and negotiations, which may divert the attention of our executive officers from other activities, adversely affecting our business, financial condition and results of operations.

A foreclosure may also result in increased tax costs to us if we recognize income upon foreclosure. For tax purposes, a foreclosure on any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure but would not receive any cash proceeds. In the case of Ames, we, together with our joint venture partner for the hotel, would also be jointly and severally liable for a tax recapture guarantee. Pursuant to the tax recapture guarantee, we and our joint venture partner are required to reimburse a third-party tax credit investor for the loss of any federal and state historical rehabilitation tax credits during the first five years of the hotel’s operations. A foreclosure or certain other transfers could result in the loss of approximately $8.5 million of aggregate federal and state tax credits as of October 9, 2012, the maturity date for the Ames mortgage loan, of which our pro rata share is $2.6 million.

In addition, certain mortgage or other loan defaults could result in a default under our corporate debt, including our revolving credit facility, or otherwise have an adverse effect on our business, results of operations or financial condition.

Our revolving credit facility and other debt instruments contain covenants that may limit our ability to borrow and restrict our operations, and if we fail to comply with such covenants, such failure could result in a default under one or more of our debt instruments.

Our revolving credit facility requires the maintenance of a fixed charge coverage ratio. Our ability to borrow under our revolving credit facility is subject to compliance with this financial and other covenants, and our ability to comply with the covenants may be impacted by any further deterioration in our operations brought on by continued economic uncertainty in the wake of the recent economic downturn, potential further declines in our property values, and additional borrowings to maintain our liquidity and fund our capital and financing obligations. As of December 31, 2011, we are in compliance with the financial covenant set forth in our revolving credit facility. However, if our business deteriorates, we may breach our financial covenant in the future. In the event we breach our financial covenant, we would be in default under the revolving credit facility, which could allow the lender to declare all amounts outstanding under the revolving credit facility to become due and payable. Additionally, an acceleration event under one debt instrument could allow for acceleration under other debt instruments with cross-acceleration provisions. If this happens, there would be a material adverse effect on our financial position and results of operations.

The amount available for borrowings under the revolving credit facility is contingent upon the borrowing base, which is calculated by reference to the appraised value and implied debt service coverage value of the collateral property securing the revolving credit facility. As of December 31, 2011, the available borrowing base was approximately $95.0 million, of which approximately $10 million of letters of credit were posted. Our ability to borrow under the revolving credit facility and the amount of cash that may need to be retained from such borrowings also depends on our ability to maintain the revolving credit facility’s financial covenant. Depending on economic conditions and the performance of our properties, however, this borrowing base may be reduced in the future. As a result, we cannot assure you of the future amount, if any, that will be available under our revolving credit facility.

In addition, the revolving credit facility, our trust preferred securities, and our Convertible Notes include limitations on our ability to sell all or substantially all of our assets and engage in mergers, consolidations and certain acquisitions. These covenants may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders.

Some of our other existing indebtedness, and the indebtedness of certain of our joint ventures, contain limitations on the ability to incur additional debt on specific properties, as well as financial covenants relating to the performance of those properties. If these covenants restrict us or the applicable joint venture from engaging in activities that we believe would benefit those properties, our growth may be limited. If we or the applicable joint venture fail to comply with these covenants, consents or waivers from compliance with these covenants will need to be obtained, which may take time, cost money, or require prepayment of the debt containing the restrictive covenants.

If we were required to make payments under the “bad boy” non-recourse carve-out guaranties that we have provided in connection with certain mortgages and related mezzanine loans, our business and financial results could be materially adversely affected.

We have provided standard “bad boy” non-recourse carve-out guaranties in connection with certain mortgages and related mezzanine loans, which are otherwise non-recourse to us or have agreed to indemnify joint venture partners who have provided such guaranties for our pro rata share of certain liabilities under such guaranties. See, for example, non-recourse carve-out guaranties and other guaranties provided by us in connection with mortgage and mezzanine loans associated with the Mondrian South Beach, Mondrian SoHo and Ames properties, as described in “Managements’ Discussion & Analysis – Liquidity and Capital Resources—Other Liquidity Matters.” Although we believe that our “bad boy” carve-out guaranties and related indemnification obligations are not guaranties of payment in the event of foreclosure or other actions of the foreclosing lender that are beyond our control, some lenders in the real estate industry have recently sought to make claims for payment under such guaranties. In the event such a claim were made against us under one of our “bad boy” carve-out guaranties or related indemnification obligations following foreclosure on a related mortgage or mezzanine loan and such claim were successful, our business and financial results could be materially adversely affected.

We have incurred substantial losses and have a significant net deficit, and due to the recent economic downturn, may continue to incur losses in the future.

We reported pre-tax net losses of $87.5 million, $100.7 million and $92.9 million for the years ended December 31, 2011, 2010, and 2009, respectively. Our net losses primarily reflect losses in equity of unconsolidated joint ventures, impairment charges, interest expense and depreciation and amortization charges. Although we sold three of our owned hotels and sold our ownership interest in the entity that owns Sanderson and St Martins Lane in 2011 and have impaired many of our unconsolidated joint ventures, we believe these losses could continue to be significant in future years. Additionally, we recorded non-cash expense in 2010 related to changes in value of warrants issued to Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P., (collectively, the “Investors”), which we do not expect to continue. Further, stock compensation, a non-cash expense, contributed to the net losses recorded during 2011, 2010, and 2009. There can be no assurance that we will attain profitability and generate net income for our stockholders in the near term or at all.

Boutique hotels such as ours may be more susceptible to an economic downturn than other segments of the hospitality industry, which could result in declines in our average daily room rates or occupancy, or both.

The performance of the hospitality industry and the boutique hotel segment in particular, has traditionally been closely linked with the general economy. In an economic downturn, boutique hotels such as ours may be more susceptible to a decrease in revenues, as compared to hotels in other segments that have lower room rates, because our hotels generally target business and high-end leisure travelers. Business and high-end leisure travelers may seek to reduce travel costs by limiting travel, choosing lower cost hotels or otherwise reducing the costs of their trips. These changes could result in steep declines in average daily room rates or occupancy, or both. Profitability also may be negatively affected by the relatively high fixed costs of operating hotels such as ours, when compared to other segments of the hospitality industry. Our business was negatively impacted by the recent economic downturn. Although the U.S. and global economies have since improved, we can provide no assurance that boutique hotels, such as ours, will recover to prior levels or that they will recover at a comparable rate with the rest of the hospitality industry.

Disruptions in the financial markets could affect our ability to obtain financing for development of our properties and other purposes on reasonable terms.

During the most recent economic recession, U.S. and global stock and credit markets experienced significant price volatility, severely diminished liquidity and credit availability and other market dislocations. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing. Although the U.S. and global markets have since begun to improve, continued uncertainty in the stock and credit markets, including continued uncertainty of the effects of the EU’s sovereign debt crisis, and our financial condition or the financial condition of our properties may prevent or negatively impact our ability to access additional financing or refinancing for development of our properties and other purposes at reasonable terms, which may cause us to suspend, abandon or delay development and other activities and otherwise negatively affect our business or our ability to refinance debt as it comes due. As a result, we may be forced to seek alternative sources of potentially less attractive financing and adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital through the issuance of our common stock or preferred stock.

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

Our business would be adversely affected if our public image, reputation or brands were to be diminished, including as a result of any failure to remain competitive in the areas of design, quality and service. If we do not maintain our hotel properties at a high level, which necessitates, from time to time, capital expenditures and the replacement of furniture, fixtures and equipment, or the owners of the hotels that we manage fail to develop or maintain the properties at standards worthy of the Morgans Hotel Group brands, the value of our name, image or brands would be diminished and our business and operations would be adversely affected.

Any failure to protect our trademarks could have a negative impact on the value of our brand names and adversely affect our business.

We believe that our trademarks are critical to our success. We rely on trademark laws to protect our proprietary rights. The success of our business depends in part upon our continued ability to use our trademarks to increase brand awareness and further develop our brands in both domestic and international markets. Monitoring the unauthorized use of our intellectual property is difficult. Litigation has been and may continue to be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation of this type could result in substantial costs and diversion of resources, may result in counterclaims or other claims against us and could significantly harm our results of operations. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States.

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

The concentration of our hotels in a limited number of cities exposes us to greater risk to local economic, business and other conditions than more geographically diversified hotel companies. Morgans, Royalton, Hudson and Mondrian SoHo, located in Manhattan, represented approximately 41.0% of our total guest rooms for all the hotels we manage and Hudson, our only wholly-owned New York City hotel as of December 31, 2011, represents approximately $73.1 million, or 37.9%, of our consolidated hotel revenues for the year ended December 31, 2011. The Manhattan hotel market experienced a significant decline related to the recent economic downturn, although during 2011 it showed signs of recovery. A terrorist attack or similar disaster would also cause a decline in the Manhattan hotel market and adversely affect occupancy rates, the financial performance of our New York hotels and our overall results of operations. In addition, we operate three hotels in Miami, making us susceptible to economic slowdowns and other factors in this market, which could adversely affect our business and results of operations.

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

The threat of terrorism may negatively impact hotel occupancy and average daily rate, due to resulting disruptions in business and leisure travel patterns and concerns about travel safety. Hotels in major metropolitan areas, such as New York and London, which represented approximately 51.6% of our total guest rooms for all the hotels we managed at December 31, 2011, may be particularly adversely affected due to concerns about travel safety. The impact on such major metropolitan areas may be particularly severe because of the importance of transient business travel, which includes the corporate and premium business segments that generally pay the highest average room rates, to those markets. The possibility of future attacks may hamper business and leisure travel patterns and, accordingly, the performance of our business and our operations.

We are exposed to the risks of a global market, which could hinder our ability to maintain and expand our international operations.

We currently have operating hotels in the United States, the United Kingdom and Mexico and plan to expand to numerous other international markets. The success and profitability of any future international operations are subject to numerous risks and uncertainties, many of which are outside of our control, such as:

•	global economic conditions, such as the recent economic downturn and the ability of certain EU member states to service their sovereign debt obligations;

•	political or economic instability;

•	changes in governmental regulation;

•	trade restrictions;

•	foreign currency controls;

•	difficulties and costs of staffing and managing operations in certain foreign countries;

•	work stoppages or other changes in labor conditions;

•	taxes;

•	payments terms; and

•	seasonal reductions in business activity in some parts of the world.

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

Our hotel properties have an ongoing need for renovations and other capital improvements to remain competitive, including replacement, from time to time, of furniture, fixtures and equipment. To compete effectively, we will need to, or convince our joint venture partners or other third party owners to, make capital expenditures to maintain our innovative property concepts and designs. In addition, we will need to make capital expenditures to comply with applicable laws and regulations. For the year ended December 31, 2011, we spent approximately $17.8 million, and for 2012 we plan to spend approximately $25 million for capital improvements and renovations to our hotels, primarily at Delano South Beach and Hudson. If we, our joint venture entities or other owners of our hotels are not able to fund capital improvements solely from cash provided from hotel operations, debt or equity capital may be needed, which may not be available. If we, our joint venture entities or other owners of our hotels cannot access debt or equity capital, capital improvements may need to be postponed or cancelled, which could harm our ability to remain competitive.

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

In addition, our revolving credit facility prohibits us or any of our subsidiaries from incurring indebtedness in excess of $5 million to finance the acquisition, construction or improvement of any of our current capital assets.

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

Property taxes and insurance costs are a significant part of our operating expenses. In recent years, our real property taxes have increased and we anticipate those increases may continue. Our real property taxes may increase as property tax rates change and as the values of properties are assessed and reassessed by taxing authorities. In addition, our real property tax rates will increase as property tax abatements expire. For example, the property tax abatement applicable to Hudson began phasing out over a five-year period beginning in 2008. Our real estate taxes do not depend on our revenues, and generally we could not reduce them other than by disposing of our real estate assets.

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

We may not be successful in identifying or completing hotel projects that are consistent with our strategy. We compete with hotel operating companies, institutional pension funds, private equity investors, real estate investment trusts, owner-operators of hotels and others who are engaged in hotel operating or real estate investment activities for the operation, development, and acquisition of hotels. In addition, competition for suitable hotel management, development, investment, and acquisition opportunities is intense and may increase in the future. Some competitors may have substantially greater financial resources than we do, and as such, will be able to accept more risk than we can prudently manage. These competitors may limit the number of suitable hotel management, development, investment and acquisition opportunities for us by driving up the price we must pay for such opportunities. In addition, our potential hotel management or development projects or acquisition targets may find our competitors to be more attractive investors because they may have greater resources, be willing to pay more, have a more compatible operating philosophy, or better relationships with hotel franchisors, sellers or lenders. Furthermore, the terms of our management agreements are influenced by contract terms offered by our competitors, among other things. We cannot assure you that any of our current arrangements will continue or that we will be able to enter into future collaborations, renew agreements, or enter into new agreements in the future on terms that are as favorable to us as those that exist today.

Even if we are able to successfully identify and acquire other hotel management or development projects, acquisitions or investments, they may not yield the returns we expect and, if financed using our equity capital, may be dilutive. We also may incur significant costs and divert management attention in connection with evaluating and negotiating potential hotel management or development projects or acquisitions, including ones that we or others are subsequently unable to complete. We may underestimate the costs necessary to bring a hotel management agreement or development project or acquired property up to the standards established for its intended market position or to re-develop it as a Morgans Hotel Group brand hotel or the costs to integrate it with our existing operations. We can provide no assurance that the owners of the hotel that we manage in Playa del Carmen, Mexico will re-develop the hotel into a Morgans Hotel Group branded property in the future. Significant costs of hotel development projects or acquisitions could materially impact our operating results, including costs of uncompleted hotel development projects or acquisitions as they would generally be expensed in the time period during which they are incurred.

Integration of new hotels or food and beverage operations may be difficult and may adversely affect our business and operations.

The success of any hotel management or development project or acquisition will depend, in part, on our ability to realize the anticipated benefits from integrating new hotels with our existing operations. For instance, we may manage, develop or acquire new hotels in geographic areas in which our management may have little or no operating experience and in which potential customers may not be familiar with our existing hotels, name, image or brands. These hotels may attract fewer customers than our existing hotels, while at the same time, we may incur substantial additional costs with these new hotel properties. As a result, the results of operations at new hotel properties may be inferior to those of our existing hotels. Unanticipated expenses and insufficient demand at a new hotel property, therefore, could adversely affect our business. Our success in realizing anticipated benefits and the timing of this realization depend upon the successful integration of the operations of the new hotel. This integration is a complex, costly and time-consuming process. The difficulties of combining new hotel properties with our existing operations include, among others:

•	coordinating sales, distribution and marketing functions;

•	integrating information systems;

•	preserving the important licensing, distribution, marketing, customer, labor, and other relationships of a new hotel;

•	costs relating to the opening, operation and promotion of new hotel properties that are substantially greater than those incurred in other geographic areas; and

•	converting hotels to our brands.

Moreover, the acquisition of food and beverage operations, such as The Light Group Transaction, may result in many of the same integration difficulties.

We may not accomplish the integration of new hotels or food and beverage operations smoothly or successfully. The diversion of the attention of our management from our existing operations to integration efforts and any difficulties encountered in combining operations could prevent us from realizing the anticipated benefits from the new addition and could adversely affect our business and operations.

The use of joint ventures or other entities, over which we may not have full control, for hotel development projects or acquisitions could prevent us from achieving our objectives.

We have in the past and may in the future acquire, develop or redevelop hotel properties through joint ventures with third parties, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, joint venture or other entity. As of December 31, 2011, we owned our Mondrian South Beach hotel through a 50/50 joint venture, our Ames hotel in Boston through a joint venture in which our interest was approximately 31%, and the Mondrian SoHo through a joint venture in which our interest was 20%.

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

Certain of our management agreements allow the hotel owner to replace us if certain financial or performance criteria are not met and in certain cases, upon a sale of the property. Our ability to meet these financial and performance criteria is subject to, among other things, the risks described in this section. There can be no assurances that we will satisfy these financial or performance tests in our management agreements, many of which may be beyond our control, or that our management agreements will not be subject to early termination. Several of our hotels are also subject to substantial mortgage and mezzanine debt, and in some instances our management fee is subordinated to the debt and our management agreements may be terminated by the lenders on foreclosure. For example, the mortgage lender for our previous Mondrian Scottsdale hotel foreclosed on the property and terminated our management agreement in March 2010. In November 2010, the mortgage lender for Shore Club initiated foreclosure proceedings in state court. While we continue to operate the hotel pursuant to the management agreement during these proceedings, there can be no assurances we will continue to operate the hotel once foreclosure proceedings are complete. Additionally, in the event the joint ventures that own the Mondrian SoHo and Ames properties fail to obtain extensions for or secure refinancings of the mortgage debt on the properties, which both mature in 2012, our management agreements for these properties may be subject to termination or dispute regarding our right to continue management. Our operating results would be adversely affected if we could not maintain existing management agreements or obtain new agreements on as favorable terms as the existing agreements.

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

Our future success and our ability to manage future growth depend, in large part, upon the efforts of our senior management team, which has substantial experience in the hospitality industry and which exercises substantial influence over our operational, financing, acquisition and disposition activity. It could be difficult for us to find replacements for our senior management, as competition for such personnel is intense. The loss of the services of one or more members of our senior management team could have an adverse effect on our ability to manage our business and implement our growth strategies. Further, such a loss could be negatively perceived in the capital markets, which could reduce the market value of our securities.

Because Clift is leased pursuant to a 99-year lease and a portion of Hudson is the lease of a condominium interest, we are subject to the risk that these leases could be terminated or that we could default on payments under the lease, either of which would cause us to lose the ability to operate these hotels.

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

Claims of illness or injury associated with the service of food and beverage to the public could adversely affect us.

Claims of illness or injury relating to food quality or food handling are common in the food and beverage business, and a number of these claims may exist at any given time. As a result, we could be adversely affected by negative publicity resulting from food quality or handling claims at one or more of the restaurants, bars or other food and beverage venues that we operate. In addition to decreasing sales and profitability at these restaurants, bars or other food and beverage venues, adverse publicity could negatively impact our reputation, hindering our ability to renew contracts on favorable terms or to obtain new business.

Our hotels may be faced with labor disputes or, upon expiration of a collective bargaining agreement, a strike, which would adversely affect the operation of our hotels.

We rely heavily on our employees to provide high-quality personal service at our hotels and any labor dispute or stoppage caused by poor relations with a labor union or the hotels’ employees could adversely affect our ability to provide those services, which could reduce occupancy and room revenue, tarnish our reputation and hurt our results of operations. Most of our employees who work at Morgans, Royalton, Hudson, Mondrian SoHo and Clift are members of local labor unions. Additionally, a majority of our employees employed through TLG are members of local labor unions. Our relationship with our employees or the union could deteriorate due to disputes relating to, among other things, wage or benefit levels or management responses to various economic and industry conditions. The collective bargaining agreement governing the terms of employment for employees working in our New York City hotels expires on June 30, 2019. The collective bargaining agreement with the unions representing the majority of the Clift employees expires in 2013. Labor agreements with the unions representing the remaining Clift employees are set to expire in either 2012 or 2013. Labor agreements with unions representing the majority of our TLG employees is set to expire in 2012.

Additionally, in 2012, we anticipate that a majority of our Ames employees will be a part of a collective bargaining agreement. We anticipate we will adopt the industry-wide agreement between the union and the Boston Hotels Multi-Employer Group, a multi-employer association composed of Boston hotel operators, which expires February 2013.

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

In addition, our Board of Directors has adopted and in 2010 amended a stockholder protection rights plan which may deter certain takeover tactics.

We may experience conflicts of interest with Mr. Hamamoto, our Executive Chairman of the Board and a significant stockholder, as a result of certain tax positions.

Mr. Hamamoto, our Executive Chairman of the Board and a significant stockholder, may suffer adverse tax consequences upon our sale of certain properties and may therefore have different objectives regarding the appropriate pricing and timing of a particular property’s sale. Mr. Hamamoto may therefore influence us to not sell certain properties, even if such sale might be financially advantageous to our stockholders, or to enter into tax deferred exchanges with the proceeds of such sales when such a reinvestment might not otherwise be in our best interest, as they may wish to avoid realization of their share of the built-in gains in those properties.

In addition, an affiliate of NorthStar has guaranteed approximately $105.0 million of the indebtedness of subsidiaries of Morgans Group and Mr. Hamamoto agreed to reimburse this guarantor for substantial portions of its guarantee obligation. These guarantees and reimbursement arrangements originally were entered into so that Mr. Hamamoto would not realize taxable capital gains in connection with the formation and structuring transactions undertaken in connection with our IPO in the amount that each has agreed to reimburse. If our current debt were to be repaid, restructured or refinanced, Mr. Hamamoto would be adversely affected unless similar reimbursement arrangements or guarantees were put in place with respect to the new or existing debt of the Morgans Group subsidiaries. Under the Morgans Group operating agreement, we are required to allow the outside investors in Morgans Group to guarantee an amount of Morgans Group indebtedness as is necessary from time to time to enable such investors to avoid recognizing certain taxable gains.

The Investors, who own our Series A preferred securities, a substantial number of shares of our common stock and warrants to purchase our common stock, and a substantial amount of our 2.375% Senior Subordinated Convertible Notes, may have interests that are not aligned with yours and will have substantial influence over the vote on key matters requiring stockholder approval.

As of December 31, 2011, the Investors have 12,500,000 warrants to purchase shares of our common stock issued in connection with the their investment in our Series A preferred securities and own 1,350,145 shares of our common stock and $88.0 million of our Convertible Notes.

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

On October 15, 2009 we issued 75,000 shares of Series A preferred securities to the Investors. The holders of such Series A preferred securities are entitled to cumulative cash dividends, payable in arrears on every three-month anniversary following the original date of issuance if such dividends are declared by the Board of Directors or an authorized committee thereof, at a rate of 8% per year for the first five years, 10% per year for years six and seven, and 20% per year thereafter. In addition, should the Investors’ nominee fail to be elected to our Board of Directors, the dividend rate would increase by 4% during any time that the Investors’ nominee is not a director. We have the option to accrue any and all dividend payments. As of December 31, 2011, we have not declared or paid any dividends. The accrual of these dividends may have a negative impact on the value of our common stock. In addition, the payment of these dividends may limit our ability to grow and compete by reducing our ability to use capital for other business and operational needs.

We have the option to redeem any or all of the Series A preferred securities at any time. While we do not anticipate redeeming any or all of the Series A preferred securities in the near-term, we may want to redeem them in the future prior to the escalation in dividend rate to 20% in October 2016. Our working capital and liquidity reserves may not be adequate to cover these redemption payments should we elect to redeem these securities, which would place pressure on us to find outside sources of financing that may or may not be available.

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

The market price of our common stock depends on various financial and market conditions, which may change from time to time and which are outside of our control. In recent years, U.S. and global financial markets experienced extreme disruption, including extreme volatility in securities prices, which adversely affected the price of our common stock. While economic trends have been improving, financial and market conditions continue to be affected by the recent severe economic downturn and further recessionary fears in Europe.

Sales of a substantial number of additional shares of our common stock, or the perception that such sales could occur, also could adversely affect prevailing market prices for our common stock. In addition to the possibility that we may sell shares of our common stock in a public offering at any time, we also may issue shares of common stock in connection with the warrants we issued to the Investors and their affiliates, our Convertible Notes, grants of restricted stock or long term incentive plan units or upon exercise of stock options that we grant to our directors, officers and employees. All of these shares may be available for sale in the public markets from time to time. As of December 31, 2011, there were:

•	12,500,000 shares of common stock issuable upon exercise of the warrants we issued to the Investors at exercise prices of $6.00 per share. The closing stock price at December 31, 2011 was $5.90;

•

7,858,755 shares of common stock issuable upon conversion of the Convertible Notes assuming a conversion rate of 45.5580 shares per $1,000 principal amount of the Convertible Notes, representing a conversion price of approximately $21.95 per share of common stock, which is substantially higher than the closing price of $5.90 per share of our common stock as of December 31, 2011;

•

2,324,740 shares of our common stock issuable upon exercise of outstanding options, of which options to purchase 1,024,740 shares were exercisable, at a weighted average exercise price of $18.62 per share. As of December 31, 2011, all of these options were underwater;

•	2,062,282 LTIP Units outstanding exercisable for a total of 2,062,282 shares of our common stock;

•	469,836 restricted stock units and 278,690 LTIP Units outstanding and subject to vesting requirements for a total of 748,526 shares of our common stock; and

•	up to 1,630,784 shares of our common stock available for future grants under our equity incentive plans.

In addition, outperformance long-term incentive units (“OPP LTIP Units”) have been issued to our named executive officers. The OPP LTIP Units are a new series of long-term incentive units (membership interests) in Morgans Group LLC and are subject to vesting on the third anniversary of the grant date, which is March 20, 2011 (or earlier in the event of a change of control) and the achievement of certain performance targets (based on stock price appreciation plus dividends). See note 10 to our consolidated financial statements included elsewhere in this report for more information.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our Hotel Properties

Set forth below is a summary of certain information related to certain of our hotel properties as of December 31, 2011:

Hotel	City	Year Opened	Interest Owned		Number of Rooms		Twelve Months Ended December 31, 2011					Restaurants and Bars(4)
							ADR(1)		Occupancy(2)	RevPAR(3)
Owned Hotels:
Hudson	New York	2000	100	%(5)	834	(5)	$220		88.0%	$194		Hudson Hall Hudson Bar Private Park Library Bar Good Units Sky Terrace
Delano South Beach	Miami	1995	100%		194		499		64.1%	320		Blue Door Fish (re-concepted to Bianca in January 2012) (6) Rose Bar Blue Sea (re-concepted to Umi Sushi & Sake Bar in February 2012) (6) The Florida Room (re-concepted to FDR in February 2012) (6)
Clift	San Francisco	2001	(7)		372		220		79.5%	175		Velvet Room Redwood Room Living Room
Joint Venture Hotels:
Shore Club	Miami	2001	7	%(8)	309		$293		60.8%	$178		Nobu Terrazza Skybar Redroom Redroom Garden Rumbar Sandbar
Mondrian South Beach	Miami	2008	50	%(9)	328	(9)	247		67.6%	167		Asia de Cuba Sunset Lounge Marina
Ames	Boston	2009	31	%(10)	114		226		72.0%	163		Woodward
Mondrian SoHo(11)	New York	2011	20	%(12)	263		308		78.1%	240		Imperial No. 9 Mr. H

Managed Hotels:
Morgans	New York	1984	—	(13)	114		$281		85.4%	$240		(14)
Royalton	New York	1988	—	(13)	168		301		87.0%	262		Forty Four
Mondrian Los Angeles	Los Angeles	1996	—	(13)	237		276		75.9%	209		Asia de Cuba Skybar ADCB
St Martins Lane	London	1999	—	(15)	204		383	(15)	75.0%	287	(16)	Asia de Cuba Light Bar
Sanderson	London	2000	—	(15)	150		434	(15)	74.8%	325	(16)	Suka Long Bar Purple Bar Billiard Room Courtyard Garden
Total/Weighted Average					3,287		$283		77.3%	$216
Non Morgans Hotel Group Branded Hotels:
Hotel Las Palapas (17)	Playa del Carmen, Mexico	2009	—		75		143		62.3%	89		Acuario’s Restaurant Casa Club Beach Bar
Total/Weighted Average Entire Portfolio					3,362		$280		76.9%	$213

(1)	Average daily rate (“ADR”)
(2)	Average daily occupancy
(3)	Revenue per available room (“RevPar”) is the product of ADR and average daily occupancy. RevPAR does not include food and beverage revenues or other hotel operations revenues such as telephone, parking and other guest services.

(4)	As of December 31, 2011, we owned, or partially owned, and operated the food and beverage operations at Hudson, Morgans, Mondrian SoHo, Delano South Beach, Shore Club, Clift, and Boston Ames. As of December 31, 2011, we owned, or partially owned, the food and beverage operations at Sanderson, St Martins Lane and Mondrian South Beach, all of which are managed pursuant to short-term management agreements with CGM, which also manages the food and beverage operations at Mondrian Los Angeles pursuant to a short-term management agreement.
(5)	We own 100% of Hudson, which is part of a property that is structured as a condominium, in which Hudson constitutes 96% of the square footage of the entire building. Hudson has a total of 920 rooms, including 86 SROs. SROs are single room dwelling units. Each SRO is for occupancy by a single eligible individual. The unit need not, but may, contain food preparation or sanitary facilities, or both. SROs remain from the prior ownership of the building and we are by statute required to maintain these long-term tenants, unless we get their consent, as long as they pay us their rent.
(6)	As of December 31, 2011, the restaurant and nightclub were undergoing renovation and re-concepting. In January 2012, the new restaurant, Bianca, opened and in February, the new nightclub, FDR, opened. Additionally, the sushi bar was re-concepted in early 2012 and Umi Sushi & Sake Bar opened in late February 2012.
(7)	Clift is operated under a long-term lease, which is accounted for as a financing.
(8)	Operated under a management contract and owned through an unconsolidated joint venture in which we held a minority ownership interest of approximately 7% as of December 31, 2011.
(9)	Operated under a management contract and owned through a 50/50 unconsolidated joint venture. As of December 31, 2011, 157 hotel residences have been sold, of which 82 are in the hotel rental pool.
(10)	Operated under a management contract and owned through an unconsolidated joint venture in which we held a minority interest ownership of approximately 31% at December 30, 2011 based on cash contributions.
(11)	Mondrian SoHo opened in February 2011 and all selected operating data is for the period when the hotel was open.
(12)	Operated under a management contract and owned through an unconsolidated joint venture in which we held a minority ownership interest of approximately 20% at December 31, 2011 based on cash contributions.
(13)	Operated under a management contract; wholly-owned until May 2011, when the hotel was sold to a third party.
(14)	As of December 31, 2011, the restaurant and bar at Morgans were closed for renovation and re-concepting. We expect the new lounge and bar to open in mid-2012. Effective February 1, 2012, we transferred our ownership interest in Morgans food and beverage operations to the hotel owner by terminating our operating lease for the restaurant space.
(15)	Operated under a management contract; owned through a 50/50 joint venture until November 2011, when the hotel was sold to a third party.
(16)	The currency translation is based on an exchange rate of 1 British pound = 1.60 U.S. dollars, which is an average monthly exchange rate provided by www.oanda.com for the last twelve months ended December 31, 2011.
(17)	Operated under a management contract.

Included in the above table is Hotel Las Palapas, a non- Morgans Hotel Group branded hotel that we manage but have no ownership interest. We anticipate that this hotel will be re-developed in the future, once funding is available to the hotel owners. Once re-developed, the hotel is expected to be converted into a Morgans Hotel Group branded hotel.

Owned Operations

Owned Hotels

The tables below reflect the results of operations of our Owned Hotel properties.

Hudson

Overview

Opened in 2000, Hudson is our largest New York City hotel, with 834 guest rooms and suites, including two ultra-luxurious accommodations — a 3,355 square foot penthouse with a landscaped terrace and an apartment with a 2,500 square foot tented terrace. The hotel, which is only a few blocks away from Columbus Circle, Time Warner Center and Central Park, has numerous food and beverage offerings including Hudson Hall, the primary restaurant, which was renovated, re-concepted and opened in May 2010, Private Park, Hudson Bar, the Library Bar and Sky Terrace. In February 2010, we completed and opened Good Units, an exclusive venue for special functions. The raw space was conceived for performances and other experiences. Hudson also offers multi-service meeting facilities, consisting of three executive board rooms, two suites and other facilities, with total capacity for 1,260.

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

Selected Financial and Operating Information

The following table shows selected financial and operating information for Hudson:

	Year Ended December 31,
	2011	2010	2009	2008	2007
Selected Operating Information:
Occupancy	88.0%	88.6%	83.8%	90.7%	91.8%
ADR	$220	$213	$200	$283	$284
RevPAR	$194	$189	$168	$257	$261
Selected Financial Information (in thousands):
Room Revenue (1)	$58,993	$57,360	$49,853	$75,722	$76,610
Total Revenue (1)	73,112	72,804	65,663	97,789	101,271
Depreciation (1)	8,223	7,869	6,813	6,399	6,275
Operating Income (1)	5,919	9,564	6,329	32,885	36,800

(1)	Hudson’s primary restaurant, Hudson Hall was closed for renovation in late 2009 and opened in May 2010. Also, during the third quarter of 2011, Hudson Hall was closed for lunch.

Delano South Beach

Overview

Opened in 1995, Delano South Beach has 194 guest rooms, suites and lofts and is located in the heart of Miami Beach’s fashionable South Beach Art Deco district. The hotel features an “indoor/outdoor” lobby, the Water Salon and Orchard (which is Delano South Beach’s landscaped orchard and 100-foot long pool) and beach facilities. The hotel’s accommodations also include eight poolside bungalows and a penthouse and apartment. Delano South Beach’s food and beverage offerings were renovated and re-concepted in 2011 and include the restaurant, Bianca, which opened in January 2012, a poolside bistro, the Rose Bar, a lounge, FDR, which opened in February 2012, and Umi Sushi & Sake Bar, which also opened in February 2012. The hotel also features Agua Spa, a full-service spa facility. Delano South Beach also offers multi-service meeting facilities, consisting of one executive boardroom and other facilities.

In late 2011 and in early 2012, we spent approximately $10 million on projects at Delano South Beach to upgrade the exclusive bungalows and suites, improve public areas, including the pool, restaurant and bar space, and create additional meeting space. This work was begun in the third quarter of 2011 and was completed in the first quarter of 2012.

We own a fee simple interest in Delano South Beach. The hotel secures our revolving credit facility as more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt.”

Selected Financial and Operating Information

The following table shows selected financial and operating information for Delano South Beach:

	Year Ended December 31,
	2011	2010	2009	2008	2007
Selected Operating Information:
Occupancy	64.1%	61.1%	62.3%	79.3%	73.0%
ADR	$499	$480	$488	$540	$557
RevPAR	$320	$293	$304	$428	$407
Selected Financial Information (in thousands):
Room Revenue	$22,612	$20,780	$21,539	$30,417	$28,923
Total Revenue	44,697	43,628	44,814	62,115	56,603
Depreciation	4,649	4,868	4,646	5,776	3,858
Operating Income	9,052	9,542	11,024	18,917	17,852

Clift

Overview

Acquired in 1999 and reopened after an extensive renovation in 2001, Clift has 366 guestrooms and suites and is located in the heart of San Francisco’s Union Square district. The hotel features a restaurant, The Velvet Room, the Redwood Room Bar and the Living Room, which is available for private events. Clift also offers multi-service meeting facilities, consisting of two executive boardrooms, one suite and other facilities.

Our rights to operate Clift in San Francisco are based upon our interest under a 99-year lease. The lease is accounted for as a financing as more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt.”

Selected Financial and Operating Information

The following table shows selected financial and operating information for Clift:

	Year Ended December 31,
	2011	2010	2009	2008	2007
Selected Operating Information:
Occupancy	79.5%	76.9%	65.5%	74.8%	74.3%
ADR	$220	$187	$201	$254	$259
RevPAR	$175	$144	$131	$190	$192
Selected Financial Information (in thousands):
Room Revenue	$23,732	$19,547	$17,700	$25,297	$25,497
Total Revenue	36,379	31,861	30,702	42,066	43,337
Depreciation	3,133	3,128	3,028	2,602	2,372
Operating (loss) income	2,130	(1,284)	(2,712)	5,041	4,383

Owned Food and Beverage Operations

As of December 31, 2011, our Owned F&B Operations consisted of certain food and beverage operations located at Hudson, Morgans, Delano South Beach, Clift, and Sanderson and St Martins Lane, both in London. We operate all of our Owned F&B Operations, with the exception of the Owned F&B Operations at Sanderson and St Martins Lane, which are managed by CGM pursuant to short-term management agreements. Effective February 1, 2012, we transferred our ownership interest in Morgans food and beverage operations to the hotel owner by terminating our operating lease for the restaurant space.

Managed Operations

We manage hotels and food and beverage venues, pursuant to management agreements of varying terms. At December 31, 2011, we had four Joint Venture Hotels and six Managed Hotels, all of which we manage pursuant to long-term management agreements, as more fully described below.

Joint Venture Hotels

Mondrian South Beach. In December 2008, we along with our joint venture partner, an affiliate of Crescent Heights, opened Mondrian South Beach. The hotel has 328 hotel residences consisting of studios, one-and two-bedroom apartments, and four tower suites. The hotel features an Asia de Cuba restaurant and Sunset Lounge and a 4,000 square-foot spa. As of December 31, 2011, 157 hotel residences have been sold, of which 82 of these sold residences are in the hotel rental pool.

The joint venture is in the process of selling units as condominiums, subject to market conditions, and unit buyers will have the opportunity to place their units into the hotel’s rental program. In addition to hotel management fees, we could also realize fees from the sale of condominium units.

We own a 50% equity interest in the Mondrian South Beach joint venture. The hotel is subject to mortgage indebtedness, as more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements.”

We operate the hotel under a 20-year management agreement, which expires in August 2026.

Shore Club. Opened in 2001, Shore Club has 309 rooms including 67 suites, seven duplex bungalows with private outdoor showers and dining areas, executive suites, an expansive penthouse suite encompassing 6,000 square feet and spanning three floors with a private elevator and private terrace, pool and panoramic views of Miami. Shore Club offers on-site access to restaurants and bars such as Nobu, Terrazza and Skybar.

We operate Shore Club under a management contract and owned a minority interest of approximately 7% at December 31, 2011. The hotel is subject to mortgage indebtedness, as more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements.” In March 2010, the lender for the Shore Club mortgage initiated foreclosure proceedings against the property in U.S. federal district court. In October 2010, the federal court dismissed the case for lack of jurisdiction. In November 2010, the lender initiated foreclosure proceedings in state court. We continue to operate the hotel pursuant to the management agreement during these proceedings. However, there can be no assurances we will continue to operate the hotel once foreclosure proceedings are complete.

We operate the hotel under a 20-year management agreement, which expires in August 2022, although there can be no assurances that we will operate the hotel for the full term of our management agreement once foreclosure proceedings are complete, as discussed above.

Ames. In November 2009, we along with our joint venture partner, Normandy Real Estate Partners, opened Ames in Boston. Located near historic Faneuil Hall and Beacon Hill, the 114 room Boston hotel features Woodward, a new restaurant-bar concept for Ames, which offers premiere quality food and drink.

We owned an approximately 31% equity interest in the Ames joint venture as of December 31, 2011. The hotel is subject to mortgage indebtedness, as more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off- Balance Sheet Arrangements.”

We operate Ames under a 15-year management agreement, which expires in November 2024.

Mondrian SoHo. In February 2011, we opened Mondrian SoHo in the SoHo neighborhood of New York City. The 263 room hotel features stunning views of Manhattan, Imperial No. Nine—a modern sustainable seafood restaurant and Mister H—an intimate downtown lounge.

We owned an approximately 20% equity interest in the Mondrian SoHo joint venture as of December 31, 2011. The hotel is subject to mortgage indebtedness, as more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off- Balance Sheet Arrangements.”

We operate Mondrian SoHo under a 10-year management agreement, with two 10-year extensions at our option, subject to certain conditions.

Managed Hotels

Royalton. Opened in 1988, Royalton is located in the heart of midtown Manhattan, steps away from Times Square, Fifth Avenue shopping and the Broadway Theater District. Royalton was renovated during 2007 and has 168 rooms and suites, 37 of which feature working fireplaces. Royalton features a bar and restaurant, Forty Four, which opened in October 2010 after renovation and re-concepting, and three unique penthouses with terraces offering views of midtown Manhattan.

In May 2011, we sold our ownership interest in Royalton to FelCor for $88.2 million as more fully described under “Business —2011 and Other Recent Transactions and Developments.”

We operate Royalton under a 15-year management agreement with one 10-year extension option at our option, subject to certain conditions.

Morgans. Opened in 1984, Morgans was the first Morgans Group hotel. Morgans has 114 rooms, including 30 suites, and is situated in midtown Manhattan’s fashionable East Side, offering guests a residential neighborhood within midtown Manhattan and walking distance of the midtown business district, Fifth Avenue shopping and Times Square. Morgans features the Penthouse, a duplex that is used for special functions. Morgans is currently undergoing a renovation and re-concepting of the hotel’s restaurant space to create a lounge and restaurant expected to open in the first half of 2012.

In May 2011, we sold our ownership interest in Morgans to FelCor for $51.8 million as more fully described under “Business —2011 and Other Recent Transactions and Developments.” Effective February 1, 2012, we transferred our ownership interest in Morgans food and beverage operations to the hotel owner by terminating our operating lease for the restaurant space.

We operate Morgans under a 15-year management agreement with one 10-year extension option at our option, subject to certain conditions.

Mondrian Los Angeles. Acquired in 1996 and renovated in 2008, Mondrian Los Angeles has 237 guest rooms, studios and suites. The hotel is located on Sunset Boulevard in close proximity to Beverly Hills, Hollywood and the downtown Los Angeles business district. Mondrian Los Angeles’ accommodations also feature a two bedroom, 2,025 square foot penthouse and an apartment, each of which has an expansive terrace affording city-wide views. The hotel features the Asia de Cuba restaurant, Skybar, ADCB lounge, Outdoor Living Room and Agua Spa.

In May 2011, we sold our ownership interest in Mondrian Los Angeles to Pebblebrook for $103.5 million as more fully described under “Business —2011 and Other Recent Transactions and Developments.”

We operate Mondrian Los Angeles under a 20-year management agreement with one 10-year extension option at our option.

Sanderson. Opened in 2000, Sanderson has 150 guestrooms and suites, seven with private terraces and 18 suites, including a luxury penthouse and apartment. The hotel is located in London’s Soho district, within walking distance of Trafalgar Square, Leicester Square and the West End business district. Dining and bar offerings include Suka restaurant, Long Bar and the Purple Bar. Other amenities include the Courtyard Garden, the Billiard Room, and Agua Spa.

In November 2011, we and our joint venture partner, Walton MG London, sold our respective 50% equity interests in the joint venture that owned the Sanderson and St Martins Lane hotels for an aggregate of £192 million (or approximately $297 million) to Capital Hills Hotels Limited, a Middle Eastern investor, as more fully described under “Business —2011 and Other Recent Transactions and Developments.”

We continue to operate Sanderson under a long-term management agreement that, including extension options, extend the term of the existing management agreement to 2041 from 2027.

St Martins Lane. Opened in 1999, St Martins Lane has 204 guestrooms and suites, including 16 rooms with private patio gardens, and a loft-style luxury penthouse and apartment with expansive views of London. The renovated 1960s building is located in the hub of Covent Garden and the West End theatre district, within walking distance of Trafalgar Square, Leicester Square and the London business district. St Martins Lane features Asia de Cuba Restaurant, the Light Bar, and Gymbox, a state-of- the-art gym operated by a third party under a lease agreement.

In November 2011, we and our joint venture partner, Walton MG London, sold our respective 50% equity interests in the joint venture that owned the Sanderson and St Martins Lane hotels for an aggregate of £192 million (or approximately $297 million) to Capital Hills Hotels Limited, a Middle Eastern investor, as more fully described under “Business —2011 and Other Recent Transactions and Developments.”

We continue to operate St Martins Lane under a long-term management agreement that, including extension options, extend the term of the existing management agreement to 2041 from 2027.

Las Palapas. On December 15, 2009, we began managing Hotel Las Palapas, a 75-key beachfront hotel located in Playa del Carmen, Riviera Maya, Mexico, pursuant to a five-year management agreement with one five-year renewal option. Hotel Las Palapas is owned by affiliates of Walton Street. The hotel, with its magnificent beach of white sand, is centrally located on the 5th Avenue of Playa del Carmen, famous for its numerous restaurants, bars and small shops. Walton Street plans to convert the site into a Morgans Hotel Group branded hotel when economic conditions improve. We are operating Hotel Las Palapas as a separate independent hotel pending re-development into a Morgans Hotel Group branded property.

Managed Food and Beverage

We own a 90% controlling investment in TLG, a leading lifestyle food and beverage management company, which operates numerous venues in Las Vegas pursuant to management agreements with MGM. The primary assets of TLG consist of its management and similar agreements with various MGM affiliates. Each of TLG’s venues is managed by an affiliate of TLG, which receives revenue based on a fee sharing arrangement. Through our ownership of TLG, we recognize management fees in accordance with the applicable management agreement which generally provide for base management fees as a percentage of Gross Sales, as defined, and incentive management fees as a percentage of Net Profits, as defined.

TLG owns the trade name, service mark or other intellectual property rights associated with the name of most of its nightclubs, lounges, restaurants and pools.

TLG’s management agreements are typically structured as 10-year initial term contracts (effective the opening date of each respective venue) with renewal options, as detailed in the table below. As of December 31, 2011, TLG manages the following venues:

	Location	Year Opened	Square Footage	Mgt. Agreement Exp. Date	Mgt. Agreement Ext. Options
Nightclubs:
The Bank	Bellagio	2007	8,000	12/31/2017	Two 5-yr terms
Haze	Aria	2009	25,000	12/31/2019	Two 5-yr terms
1Oak	Mirage	2011	15,685	12/31/2015	One 5-yr term
Lounges:
Lily Bar & Lounge	Bellagio	2012	3,400	12/31/2017	Two 5-yr terms
The Deuce Lounge	Aria	2009	2,930	12/31/2019	Two 5-yr terms
Gold Lounge	Aria	2009	3,756	12/31/2019	Two 5-yr terms
Revolution Lounge	Mirage	2009	5,000	1/31/2019	—
Restaurants:
Brand Steakhouse	Monte Carlo	2007	5,511	5/31/2018	Two 5-yr terms
Diablo’s Cantina	Monte Carlo	2007	13,000	9/30/2017	Two 5-yr terms
FIX Restaurant & Bar	Bellagio	2004	4,200	6/30/2014	Two 5-yr terms
Stack Restaurant	Mirage	2005	7,000	12/31/2015	Two 5-yr terms
Yellowtail Japanese Restaurant & Lounge	Bellagio	2008	4,330	7/31/2018	Two 5-yr terms
Pool Lounges:
Bare	Mirage	2007	14,000	12/31/2016	—
Liquid	Aria	2010	16,000	3/31/2020	Two 5-yr terms

Under TLG’s management agreements, all costs associated with the construction, build-out, FF&E, operating supplies, equipment and daily operational expenses are borne by each respective MGM affiliate.

TLG’s management agreements may be subject to early termination in specified circumstances. For example, all of the management agreements contain, among other covenants, a performance test that stipulates a minimum level of operating performance, and restrictions as to certain requirements of suitability, capacity, compliance with laws and material terms, financial stability, and that certain named representatives must remain employed by or under contract to TLG.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various lawsuits and administrative actions in the normal course of business. In management’s opinion, disposition of these lawsuits is not expected to have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the Nasdaq Global Market under the symbol “MHGC” since the completion of our IPO in February 2006. The following table sets forth the high and low sales prices for our common stock, as reported on the Nasdaq Global Market, for each of the periods listed. No dividends were declared or paid during the periods listed.

Period	High	Low
First Quarter 2010	$6.96	$3.74
Second Quarter 2010	$8.99	$5.51
Third Quarter 2010	$7.99	$5.46
Fourth Quarter 2010	$10.13	$6.90
First Quarter 2011	$11.46	$7.98
Second Quarter 2011	$10.14	$6.56
Third Quarter 2011	$7.75	$4.38
Fourth Quarter 2011	$7.58	$4.98

On March 8, 2012, the closing sale price for our common stock, as reported on the Nasdaq Global Market, was $5.20. As of March 8, 2012, there were 48 record holders of our common stock, although there is a much larger number of beneficial owners.

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

The Series A preferred securities we issued in October 2009 have an 8% dividend rate for the first five years, a 10% dividend rate for years six and seven, and a 20% dividend rate thereafter. We have the option to accrue any and all dividend payments. As of December 31, 2011, we had not declared or paid any dividends on the Series A preferred securities.

Performance Graph

The following graph below shows the cumulative total stockholder return of our common stock from our IPO date of February 17, 2006 through December 31, 2011 compared to the S&P 500 Stock Index and the S&P 500 Hotels. The graph assumes that the value of the investment in our common stock and each index was $100 at February 17, 2006. The Company has declared no dividends during this period. The stockholder return on the graph below is not indicative of future performance.

Comparison of Cumulative Total Return of the Company, S&P 500 Stock Index

and S&P 500 Hotels Index From February 17, 2006 through December 31, 2011

	2/17/2006	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Morgans Hotel Group Co.	$100.00	$84.65	$96.40	$23.30	$22.85	$44.35	$29.50
S&P 500 Stock Index	100.00	110.18	114.07	70.17	86.63	97.70	97.70
S&P 500 Hotels Index	100.00	112.27	96.72	48.27	74.93	113.75	90.14

ITEM 6.	SELECTED FINANCIAL DATA

The following selected historical financial and operating data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K.

The following table contains selected consolidated financial data for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, all of which is derived from the Company’s audited consolidated financial statements. The historical results do not necessarily indicate results expected for any future period.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except operating and per share data)
Statement of Operations Data(1), (2):
Total hotel revenues	$193,044	$218,032	$209,978	$282,379	$288,068
Total revenues	207,332	236,370	225,051	300,679	306,249
Total hotel operating costs	157,265	170,600	169,557	192,524	189,321
Corporate expenses, including stock compensation	34,563	34,538	33,514	41,889	44,744
Depreciation and amortization	22,219	32,158	29,623	24,912	18,774
Total operating costs and expenses	228,338	246,761	238,777	270,150	256,067
Operating (loss) income	(21,006)	(10,391)	(13,726)	30,529	50,182
Interest expense, net	35,514	41,346	48,557	43,221	38,423
Net loss from continuing operations	(88,442)	(99,916)	(81,361)	(44,429)	(8,463)
Income (loss) from discontinued operations (1), (2)	485	16,268	(20,244)	(10,140)	(3,512)
Net loss	(87,957)	(83,648)	(101,605)	(54,569)	(11,975)
Net loss (income) attributable to noncontrolling interest	2,554	2,239	1,881	(2,104)	(3,098)
Net loss attributable to Morgans Hotel Group Co.	(85,403)	(81,409)	(99,724)	(56,673)	(15,073)
Preferred stock dividends and accretion	(9,938)	(8,554)	(1,746)	—	—
Net loss attributable to common shareholders	(95,341)	(89,963)	(101,470)	(56,673)	(15,073)
Net loss per share attributable to common shareholders, basic and diluted	(3.03)	(2.94)	(3.38)	(1.80)	(0.45)
Weighted average common shares outstanding	31,454	30,563	30,017	31,413	33,239
Cash Flow Data:
Net cash (used in) provided by:
Operating activities	$9,750	$(7,252)	$(20,305)	$22,134	$43,313
Investing activities	264,295	(19,015)	(35,004)	(42,008)	(98,128)
Financing activities	(250,440)	(37,439)	75,622	(52,615)	148,696

	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Balance Sheet Data (1), (2), (3):
Cash and cash equivalents	$28,855	$5,250	$68,956	$48,643	$121,132
Restricted cash	9,938	28,783	21,109	19,737	25,621
Property and equipment, net	289,169	291,078	300,060	305,332	304,391
Assets held for sale, net (3)	—	194,964	203,154	215,224	185,218
Investment in hotel property of discontinued operations, net (1)	—	—	23,977	42,531	60,252
Assets of property held for non-sale disposition, net (2)	—	9,775	10,113	21,681	17,397
Total assets	557,656	714,776	838,238	855,464	943,578
Mortgage notes payable	115,000	227,662	243,500	249,500	249,500
Mortgage debt of assets held for sale (3)	—	103,496	120,500	120,500	120,500
Mortgage debt of discontinued operations	—	—	40,000	40,000	40,000
Promissory notes payable of property held for non-sale disposition, net	—	10,500	10,500	10,000	10,000
Financing and capital lease obligations	327,395	331,117	325,013	297,179	309,199
Debt and capital lease obligations	442,395	672,775	739,013	717,179	713,737
Redeemable noncontrolling interest	5,170	—	—	—	—
Preferred stock	54,143	51,118	48,564	—	—
Total MHGC stockholders’ (deficit) equity	(97,463)	(12,721)	9,020	43,388	138,742
Total (deficit) equity	(89,639)	(1,805)	23,411	61,356	157,766

(1)	Financial statement data has been adjusted to present Mondrian Scottsdale as a discontinued operation. The lender foreclosed on the property and terminated our management agreement related to the property with an effective termination date of March 16, 2010.
(2)	Financial statement data has been adjusted to present the property across from Delano South Beach as property held for non-sale disposition separately from our other assets and liabilities and a discontinued investment. In January 2011, our indirect subsidiary transferred its interests in the property to SU Gales Properties, LLC and as a result of this transfer we were released from the $10.5 million non-recourse mortgage and mezzanine indebtedness. For further discussion and information on this property held for non-sale disposition, see the consolidated balance sheets in the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
(3)	Balance sheet data has been adjusted to present Mondrian Los Angeles, Royalton and Morgans as assets held for sale separately from our other assets and liabilities. In May 2011, we sold our ownership interests in these hotels to unrelated third parties. For further discussion and information on these hotels held for sale, see the consolidated balance sheets in the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a fully integrated lifestyle hospitality company that operates, owns, acquires, develops and redevelops boutique hotels, primarily in gateway cities and select resort markets in the United States, Europe and other international locations, and nightclubs, restaurants, bars and other food and beverage venues in many of the hotels we operate, as well as in hotels and casinos operated by MGM in Las Vegas. Over our 28-year history, we have gained experience operating in a variety of market conditions.

The historical financial data presented herein is the historical financial data for:

•

our three Owned Hotels, consisting, as of December 31, 2011, of Hudson in New York, Delano South Beach in Miami Beach, and Clift in San Francisco (which we lease under a long-term lease that is treated as a financing), comprising approximately 1,400 rooms;

•

our Owned F&B Operations, consisting, as of December 31, 2011, of certain food and beverage operations located at Morgans and Hudson in New York, Delano South Beach in Miami Beach, Clift in San Francisco, and Sanderson and St Martins Lane, both in London. Effective February 1, 2012, we transferred our ownership interest in Morgans F&B operations to the hotel owner by terminating our operating lease for the restaurant space;

•

our four Joint Venture Hotels, consisting, as of December 31, 2011, of Mondrian South Beach in Miami Beach, Shore Club in Miami Beach, Ames in Boston and Mondrian SoHo in New York, comprising approximately 1,015 rooms;

•

our six Managed Hotels, consisting, as of December 31, 2011, of Royalton and Morgans in New York, Mondrian in Los Angeles, Sanderson and St Martins Lane in London, and Hotel Las Palapas in Playa del Carmen, Mexico, comprising approximately 950 rooms;

•

our 90% controlling interest in TLG, a leading lifestyle food and beverage management company with a ten-year track record of delivering cutting-edge food and beverage experiences at world class properties. TLG develops, redevelops and operates numerous venues in Las Vegas pursuant to management agreements with MGM, including nightclubs, such as The Bank Nightclub at Bellagio Hotel and Casino and Haze at ARIA Resort and Casino at CityCenter, restaurants, such as Yellowtail Japanese Restaurant & Lounge at Bellagio Hotel and Casino and Diablos Mexican Cantina at Monte Carlo Hotel, pool lounges and bars. TLG also serves as our food and beverage platform, operating or assisting in the development, redevelopment, concepting, design and operations of food and beverage venues in many of the hotels we operate;

•	our investment in our F&B Venture, consisting, as of December 31, 2011, of certain food and beverage operations located at Mondrian South Beach in Miami Beach;

•	our investments in hotels under development and other proposed properties; and

•

the rights and obligations contributed to Morgans Group, our operating company, in the formation and structuring transactions described in note 1 to our consolidated financial statements, included elsewhere in this report.

We own partial interests in the Joint Venture Hotels and the F&B Venture. We account for these investments using the equity method as we believe we do not exercise control over significant asset decisions such as buying, selling or financing nor are we the primary beneficiary of the entities. Under the equity method, we increase our investment in unconsolidated joint ventures for our proportionate share of net income and contributions and decrease our investment balance for our proportionate share of net losses and distributions.

Our Joint Venture Hotels and Managed Hotels as of December 31, 2011 are operated under long-term management agreements, which expire between 2021 and 2041 and may be extended subject to extension options, as more fully described in “Item 2. Properties —Managed Operations.”

We have also signed management agreements to manage various other hotels, including a Mondrian project in Doha, Qatar, a Mondrian project in The Bahamas, a Mondrian project in London, a Mondrian project in Istanbul, Turkey, a Delano project in Cabo San Lucas, Mexico, a Delano project on the Aegean Sea in Turkey, and a hotel project in the Highline area in New York City. However, financing has not been obtained for some of these hotel projects, and there can be no assurances that all of these projects will be developed as planned.

Our hotel management agreements may be subject to early termination in specified circumstances. For example, our hotel management agreements for Royalton and Morgans contain performance tests that stipulate certain minimum levels of operating performance. These performance test provisions provide us the option to fund a shortfall in operating performance. If we choose not to fund the shortfall, the hotel owner has the option to terminate the management agreement. As of December 31, 2011, approximately $0.7 million was recorded in accrued expenses and as a reduction to management fees related to these performance test provisions.

TLG’s management agreements may be subject to early termination in specified circumstances. For example, all of the management agreements contain, among other covenants, a performance test that stipulates a minimum level of operating performance, and restrictions as to certain requirements of suitability, capacity, compliance with laws and material terms, financial stability, and that certain named representatives must remain employed by or under contract to TLG.

Several of our hotels are also subject to substantial mortgage and mezzanine debt, and in some instances our management fee is subordinated to the debt, and our management agreements may be terminated by the lenders on foreclosure or certain other related events. For example, Mondrian SoHo and Ames both recently experienced cash shortfalls after payment of the debt service during their seasonally slow first quarter. To date in 2012, we have funded approximately $0.9 million in cash shortfalls at Mondrian SoHo, which have been treated in part as additional capital contributions and in part as loans from our management company subsidiary. We do not intend to commit significant monies toward the repayment of the joint venture loans or the funding of operating deficits.

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

Factors Affecting Our Results of Operations

Revenues. Changes in our hotel revenues are most easily explained by three performance indicators that are commonly used in the hospitality industry:

•	Occupancy;

•	Average daily room rate (“ADR”); and

•

Revenue per available rooms (“RevPAR”), which is the product of ADR and average daily occupancy, but does not include food and beverage revenue, other hotel operating revenue such as telephone, parking and other guest services, or management fee revenue.

Our revenues are derived from the operation of hotels, as well as the operation of nightclub, restaurant and bar venues. Specifically, our revenue consists of:

•	Rooms revenue. Occupancy and ADR are the major drivers of rooms revenue.

•

Food and beverage revenue. Most of our food and beverage revenue is driven by occupancy of our hotels and the popularity of our bars and restaurants with our local customers. In June 2011, we acquired from affiliates of CGM the 50% interests CGM owned in our prior food and beverage joint ventures at Delano South Beach, Mondrian South Beach, Mondrian Los Angeles, Morgans, Sanderson and St Martins Lane for $20.0 million. As a result of the CGM Transaction, we have begun to record 100% of the food and beverage revenue, and related expenses, for our Owned F&B Operations.

•	Other hotel revenue. Other hotel revenue, which consists of ancillary revenue such as telephone, parking, spa, entertainment and other guest services, is principally driven by hotel occupancy.

•

Management fee revenue and other income. We earn hotel management fees under our hotel management agreements. These fees may include management fees as well as reimbursement for allocated chain services. Additionally, we own a 90% controlling investment in TLG, a leading lifestyle food and beverage management company, which operates numerous venues in Las Vegas pursuant to management agreements with MGM. The primary assets of TLG consist of its management and similar agreements with various MGM affiliates. Each of TLG’s venues is managed by an affiliate of TLG, which receives revenue based on a revenue sharing arrangement. Through our ownership of TLG, we recognize management fees in accordance with the applicable management agreement, which generally provides for base management fees as a percentage of Gross Sales, as defined, and incentive management fees as a percentage of Net Profits, as defined. Under TLG’s management agreements, all costs associated with the construction, build-out, FF&E, operating supplies, equipment and daily operational expenses are borne by each respective MGM affiliate.

Fluctuations in revenues, which tend to correlate with changes in gross domestic product, are driven largely by general economic and local market conditions but can also be impacted by major events, such as terrorist attacks or natural disasters, which in turn affect levels of business and leisure travel.

The seasonal nature of the hospitality business can also impact revenues. For example, our Miami hotels are generally strongest in the first quarter, whereas our New York hotels are generally strongest in the fourth quarter. However, given the recent global economic downturn, the impact of seasonality in 2010 and 2011, was not as significant as in prior periods and may remain less pronounced into 2012 depending on the timing and strength of the economic recovery.

In addition to economic conditions, supply is another important factor that can affect revenues. Room rates, occupancy and food and beverage revenues tend to fall when supply increases, unless the supply growth is offset by an equal or greater increase in demand. One reason why we focus on boutique hotels in key gateway cities is because these markets have significant barriers to entry for new competitive supply, including scarcity of available land for new development and extensive regulatory requirements resulting in a longer development lead time and additional expense for new competitors. Additionally, through our strategic relationship with MGM, we believe that the impact of competitive new supply on our food and beverage operations in Las Vegas may be minimized, as we offer nightlife and food and beverage venues at highly-visible and visited locations on the Las Vegas Strip.

Finally, competition within the hospitality industry, which includes our hotels and our restaurants, nightclubs, bars and other food and beverage venues, can affect revenues. Competitive factors in the hospitality industry include name recognition, quality of service, convenience of location, quality of the property or venue, pricing, and range and quality of nightlife, food and beverage services and amenities offered. In addition, all of our hotels, restaurants, nightclubs and bars are located in areas where there are numerous competitors, many of whom have substantially greater resources than us. New or existing competitors could offer significantly lower rates and pricing or more convenient locations, services or amenities or significantly expand, improve or introduce new service offerings in markets in which our hotels, restaurants, nightclubs, bars, and other food and beverage venues compete, thereby posing a greater competitive threat than at present. If we are unable to compete effectively, we would lose market share, which could adversely affect our revenues.

Operating Costs and Expenses. Our operating costs and expenses consist of the costs to provide hotel and food and beverage services, costs to operate our hotel and food and beverage management companies, and costs associated with the ownership of our assets, including:

•

Rooms expense. Rooms expense includes the payroll and benefits for the front office, housekeeping, concierge and reservations departments and related expenses, such as laundry, rooms supplies, travel agent commissions and reservation expense. Like rooms revenue, occupancy is a major driver of rooms expense, which has a significant correlation with rooms revenue.

•

Food and beverage expense. Similar to food and beverage revenue, occupancy of the hotels in which we operate food and beverage venues, and the popularity of our restaurants, nightclubs, bars and other food and beverage venues, are the major drivers of food and beverage expense, which has a significant correlation with food and beverage revenue.

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

•

Equity in (income) loss of unconsolidated joint ventures. Equity in (income) loss of unconsolidated joint ventures constitutes our share of the net profits and losses of our Joint Venture Hotels, our F&B Venture and our investments in hotels under development. Further, we and our joint venture partners review our Joint Venture Hotels and F&B Venture for other-than-temporary declines in market value.

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

•

Gain on asset sales. We recorded deferred gains of approximately $11.2 million, $12.5 million and $55.6 million, respectively, related to the sales of Royalton, Morgans and Mondrian Los Angeles, and a deferred gain of approximately $73.1 million related to the sale of our ownership interest in the entity that owned 50% of Sanderson and St Martins Lane, as discussed in note 17 of our consolidated financial statements. As we have significant continuing involvement with these hotels through long-term management agreements, the gains on sales are deferred and recognized over the initial term of the related management agreement.

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

•

Income tax expense (benefit). All of our foreign subsidiaries are subject to local jurisdiction corporate income taxes. Income tax expense is reported at the applicable rate for the periods presented. We are subject to Federal and state income taxes. Income taxes for the years ended December 31, 2011, 2010 and 2009 were computed using our calculated effective tax rate. We also recorded net deferred taxes related to cumulative differences in the basis recorded for certain assets and liabilities. We established a reserve on the deferred tax assets based on the ability to utilize net operating loss carryforwards.

•

Noncontrolling interest. Noncontrolling interest constitutes the percentage of membership units in Morgans Group, our operating company, owned by Residual Hotel Interest LLC, our former parent, as discussed in note 1 of our consolidated financial statements, as well as our third-party food and beverage joint venture partner’s interest in the profits and losses of our F&B Venture.

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

Recent Trends and Developments

Recent Trends. Starting in the fourth quarter of 2008 and continuing throughout 2009, the weakened U.S. and global economies resulted in considerable negative pressure on both consumer and business spending. As a result, lodging demand and revenues, which are primarily driven by growth in GDP, business investment and employment growth weakened substantially during this period as compared to the lodging demand and revenues we experienced prior to the fourth quarter of 2008. After this extremely difficult recessionary period, the outlook for the U.S. and global economies improved in 2010 and that improvement continued in 2011. However, to date, the recovery has not been particularly robust, as spending by businesses and consumers remains restrained, and there are still several trends which make our performance difficult to forecast, including shorter booking lead times at our hotels.

The pace of new lodging supply has increased over the past several years as many projects initiated before the economic downturn came to fruition. For example, we witnessed new competitive luxury and boutique properties opening between 2008 and 2011 in some of our markets, particularly in Los Angeles, Miami Beach and New York, which have impacted our performance in these markets and may continue to do so. However, we believe the timing of additional new development projects may be affected by ongoing uncertain economic conditions, which may slow down the pace of new supply development, including our own, in the next few years.

We experienced positive business trends in 2011, with improvement in demand and average daily rate compared to the prior year in most of our major markets. For the year ended December 31, 2011, as compared to 2010, we generally experienced increases in average daily rate resulting in increases in RevPAR performance at all of our hotels.

However, during the fourth quarter of 2011, we experienced some market-specific softening in demand. For example, in London and New York, our results were affected by the debt crisis and related macroeconomic factors in Europe, renovations at Hudson, discussed further below, and the closure of the Asia de Cuba restaurant at Morgans. At the same time, operating results were strong in San Francisco and in Miami, with the exception of Delano South Beach, which was under renovation during the quarter, as discussed further below.

Through these uncertain times, our strategy and focus continues to be to preserve profit margins by maximizing revenue, increasing our market share and managing costs. Our strategy includes re-energizing our food and beverage offerings by taking action to improve key facilities with a focus on driving higher beverage to food ratios and re-igniting the buzz around our nightlife and lobby scenes. Additionally, during 2012, we intend to spend approximately $25 million on completing the renovations at Delano South Beach and Hudson, which began in the third and fourth quarters of 2011, respectively. In February 2012, we completed a $10 million renovation at Delano South Beach, some of which was spent in 2011, which boasts upgraded exclusive bungalows and suites, improved public areas, including the pool, restaurant and bar space, and additional meeting space. At Hudson, we intend to spend approximately $20 million in total to completely renovate all hotel rooms and corridors and to convert a minimum of 23 SRO units into guest rooms at an estimated cost of approximately $150,000 per room. Hudson’s renovation is scheduled to be completed by the end of the third quarter of 2012. To date, we have completed the renovation of 65 guest rooms and anticipate having half the hotel rooms completed in May 2012. We are also reviewing our plans for the food and beverage venues at Hudson. We expect that these renovations at our owned hotels will have positive EBITDA impacts once completed.

For 2012, we believe that if various economic forecasts projecting continued modest expansion are accurate, this may lead to a gradual and modest increase in lodging demand for both leisure and business travel, although we expect there to be continued pressure on rates, as leisure and business travelers alike continue to focus on cost containment. As such, there can be no assurances that any increases in hotel revenues or earnings at our properties will occur, or be sustained, or that any losses will not increase for these or any other reasons.

Recent Developments. In addition to the recent trends described above, we expect that a number of recent events will cause our future results of operations to differ from our historical performance. For a discussion of these recent events, see “Item 1 — Business — 2011 and Other Recent Transactions and Developments.”

Operating Results

Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010

The following table presents our operating results for the years ended December 31, 2011 and 2010, including the amount and percentage change in these results between the two periods. The consolidated operating results for the year ended December 31, 2011 is comparable to the consolidated operating results for the year ended December 31, 2010, with the exception of Mondrian Los Angeles, which we owned until May 3, 2011, Royalton and Morgans, which we owned until May 23, 2011, Hard Rock, which we managed until March 1, 2011, Mondrian SoHo, which opened in February 2011, the completion of the CGM Transaction in June 2011 resulting in our full ownership of certain food and beverage operations previously owned through a 50/50 joint venture, the management of the San Juan Water and Beach Club, which was terminated effective July 13, 2011, our 50% ownership interest in Sanderson and St Martins Lane, which we sold in November 2011, and the acquisition of TLG in November 2011. The consolidated operating results are as follows:

	2011	2010	Changes ($)	Changes (%)
	(Dollars in thousands)
Revenues:
Rooms	$120,351	$139,268	$(18,917)	(13.6)%
Food and beverage	66,253	69,451	(3,198)	(4.6)
Other hotel	6,440	9,313	(2,873)	(30.8)

Total hotel revenues	193,044	218,032	(24,988)	(11.5)
Management fee and other income	14,288	18,338	(4,050)	(22.1)

Total revenues	207,332	236,370	(29,038)	(12.3)

Operating Costs and Expenses:
Rooms	37,626	42,620	(4,994)	(11.7)
Food and beverage	55,466	58,227	(2,761)	(4.7)
Other departmental	4,069	5,304	(1,235)	(23.3)
Hotel selling, general and administrative	43,629	48,216	(4,587)	(9.5)
Property taxes, insurance and other	16,475	16,233	242	1.5

Total hotel operating expenses	157,265	170,600	(13,335)	(7.8)
Corporate expenses, including stock compensation	34,563	34,538	25	0.0
Depreciation and amortization	22,219	32,158	(9,939)	(30.9)
Restructuring, development and disposal costs	14,291	3,916	10,375	(1)
Impairment loss on receivables from unconsolidated joint ventures	—	5,549	(5,549)	(1)

Total operating costs and expenses	228,338	246,761	(18,423)	(7.5)

Operating loss	(21,006)	(10,391)	(10,615)	(1)
Interest expense, net	35,514	41,346	(5,832)	(14.1)
Equity in loss of unconsolidated joint venture	29,539	16,203	13,336	82.3
Gain on asset sales	(3,178)	—	(3,178)	(1)
Other non-operating expenses	4,632	32,712	(28,080)	(85.8)

Loss before income tax expense (benefit)	(87,513)	(100,652)	13,139	(13.1)
Income tax expense (benefit)	929	(736)	1,665	(1)

Net loss from continuing operations	(88,442)	(99,916)	11,474	(11.5)
Income from discontinued operations, net of tax	485	16,268	(15,783)	(97.0)

Net loss	(87,957)	(83,648)	(4,309)	5.2
Net loss attributable to non controlling interest	2,554	2,239	315	14.1

Net loss attributable to Morgans Hotel Group Co.	(85,403)	(81,409)	(3,994)	4.9
Preferred stock dividends and accretion	(9,938)	(8,554)	(1,384)	16.2

Net loss attributable to common stockholders	$(95,341)	$(89,963)	$(5,378)	6.0%

(1)	Not meaningful.

Total Hotel Revenues. Total hotel revenues decreased 11.5% to $193.0 million for the year ended December 31, 2011 compared to $218.0 million for the year ended December 31, 2010. This decrease was primarily due to the sale in May 2011 of three hotels we previously owned. The components of RevPAR from our Owned Hotels, which consisted, as of December 31, 2011, of Hudson, Delano South Beach and Clift, for the years ended December 31, 2011 and 2010 are summarized as follows:

	2011	2010	Change ($)	Change (%)
Occupancy	82.4%	81.7%	—	0.9%
ADR	$250	$234	$16	6.7%
RevPAR	$206	$192	$14	7.6%

RevPAR from our Owned Hotels increased 7.6% to $206 for the year ended December 31, 2011 compared to $192 for the year ended December 31, 2010. Beginning in the third and fourth quarters of 2011, respectively, and continuing into early 2012, Delano South Beach and Hudson were under renovation, which impacted operating results at these hotels.

Rooms revenue decreased 13.6% to $120.4 million for the year ended December 31, 2011 compared to $139.3 million for the year ended December 31, 2010. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results of these three hotels during all periods presented, our Owned Hotels rooms revenue increased 7.8%, which was directly attributable to the increase in RevPAR, as presented above. The strong rebound in the San Francisco market during 2011 led to a significant increase in revenues at Clift, which reported an increase in RevPAR of 21.5% for 2011 as compared to 2010. Additionally, strong demand at Delano South Beach during 2011 resulted in an increase in RevPAR of 9.0% during 2011 as compared to 2010.

Food and beverage revenue decreased 4.6% to $66.3 million for the year ended December 31, 2011 compared to $69.5 million for the year ended December 31, 2010. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Slightly offsetting this decrease were increases related to the CGM Transaction, in which we purchased the remaining 50% interest from our joint venture partner in certain food and beverage operations at our hotels, and the consolidation of previously unconsolidated food and beverage operations at our London hotels.

Other hotel revenue decreased 30.8% to $6.4 million for the year ended December 31, 2011 compared to $9.3 million for the year ended December 31, 2010. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results for these three hotels during all periods presented, our Owned Hotels other hotel revenue decreased 14.8% primarily due to decreased revenues related to ancillary services, such as our spa at Delano South Beach, as guests are still spending conservatively in light of the uncertain economic recovery.

Management Fee and Other Income. Management fee and other income decreased by 22.1% to $14.3 million for the year ended December 31, 2011 compared to $18.3 million for the year ended December 31, 2010. This decrease was primarily attributable to the termination of our management agreement at Hard Rock effective March 1, 2011 in connection with the Hard Rock settlement, as discussed further in note 5 to our consolidated financial statements.

Operating Costs and Expenses

Rooms expense decreased 11.7% to $37.6 million for the year ended December 31, 2011 compared to $42.6 million for the year ended December 31, 2010. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results of these three hotels during all periods presented, our Owned Hotels rooms expense increased 11.0% primarily as a result of an increase at Hudson related to the rooms’ renewal project in preparation for the hotel’s renovation, discussed below in “—Liquidity”, and increased travel agent commissions as more rooms were sold through commissionable channels than in the prior year.

Food and beverage expense decreased 4.7% to $55.5 million for the year ended December 31, 2011 compared to $58.2 million for the year ended December 31, 2010. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Partially offsetting this decrease were increases related to the CGM Transaction, discussed above, and the consolidation of previously unconsolidated food and beverage operations at our London hotels.

Other departmental expense decreased 23.3% to $4.1 million for the year ended December 31, 2011 compared to $5.3 million for the year ended December 31, 2010. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results for these three hotels during all periods presented, our Owned Hotels experienced a decrease of 12.3% as a direct result of the decrease in other hotel revenue noted above.

Hotel selling, general and administrative expense decreased 9.5% to $43.6 million for the year ended December 31, 2011 compared to $48.2 million for year ended December 31, 2010. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results of these hotels during all periods presented, our Owned Hotels selling, general and administrative expense increased by 5.3% as a result of increased selling and marketing initiatives implemented across our hotel portfolio during 2011.

Property taxes, insurance and other expense increased 1.5% to $16.5 million for the year ended December 31, 2011 compared to $16.2 million for the year ended December 31, 2010. This slight increase was primarily due to an increase in property tax assessments at Hudson during the year ended December 31, 2011 as compared to the same period in 2010. Slightly offsetting this increase was a decrease as a result of the impact of the sale in May 2011 of three hotels we previously owned.

Corporate expenses, including stock compensation was relatively flat at $34.6 million for the year ended December 31, 2011 compared to $34.5 million for the year ended December 31, 2010. This slight increase was primarily due to an increase in corporate expenses recognized during the year ended December 31, 2011 as a result of executive and other employee severance costs.

Depreciation and amortization decreased 30.9% to $22.2 million for the year ended December 31, 2011 compared to $32.2 million for the year ended December 31, 2010. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results of these three hotels during all periods presented, our Owned Hotels depreciation and amortization was relatively flat in 2011 as compared to 2010.

Restructuring, development and disposal costs increased to $14.3 million for the year ended December 31, 2011 compared to $3.9 million for the year ended December 31, 2010. The increase in expense was primarily due to severance costs related to employee and executive restructurings incurred during the year ended December 31, 2011, for which there were no comparable costs incurred during the year ended December 31, 2010.

Impairment loss on receivables from unconsolidated joint venture decreased to zero for the year ended December 31, 2011 compared to $5.5 million for the year ended December 31, 2010. During 2010, we recorded an impairment charge on uncollectible receivables for which there was no comparable charge during the year ended December 31, 2011.

Interest expense, net decreased 14.1% to $35.5 million for the year ended December 31, 2011 compared to $41.3 million for the year ended December 31, 2010. This decrease was primarily due to the expiration in July 2010 of the interest rate swaps related to the loans secured by the Hudson and Mondrian Los Angeles hotels at that time, which had fixed our interest expense on those loans during the year ended December 31, 2010 at a much higher rate than the rates applicable during the year ended December 31, 2011. Partially offsetting this decrease was an increase in financing fees incurred in 2011 related to the repayment of the debt secured by

Hudson in connection with its refinancing in August 2011, and the debt secured by Mondrian Los Angeles in connection with the hotel’s sale in May 2011, and the restructuring of our revolving credit facility.

Equity in loss of unconsolidated joint ventures increased to $29.5 million for the year ended December 31, 2011 compared to $16.2 million for the year ended December 31, 2010. During September 2011, we recognized a $10.6 million impairment loss on our investment in Ames, in March 2011 we recognized additional impairment losses and expenses related to the Hard Rock settlement, described in the notes to consolidated financial statements, and throughout 2011, we have recognized approximately $4.0 million in impairment losses on our investment in Mondrian SoHo.

The components of RevPAR from our comparable Joint Venture Hotels for the years ended December 31, 2011 and 2010, which includes Shore Club, Mondrian South Beach and Ames, but excludes the Hard Rock, which we managed until March 1, 2011, Mondrian SoHo, which opened in February 2011, San Juan Water and Beach Club in Isla Verde, Puerto Rico, which we managed until July 13, 2011, and Sanderson and St Martins Lane, which we sold our ownership interest in November 2011, are summarized as follows (in constant dollars):

	2011	2010	Change ($)	Change (%)
Occupancy	65.3%	58.9%	—	10.9%
ADR	$262	$251	$11	4.5%
RevPAR	$171	$148	$23	15.9%

Gain on asset sales resulted in income of $3.2 million for the year ended December 31, 2011. This income was related to the recognition of gains we recorded on the sales of Royalton, Morgans and Mondrian Los Angeles and our 50% ownership in the entity that owned Sanderson and St Martins Lane, all occurring in 2011. As we have significant continuing involvement with these hotels through long-term management agreements, the gains on sales are deferred and recognized over the initial term of the related management agreement. There were no comparable hotel sales in 2010.

Other non-operating expense decreased 85.8% to $4.6 million for the year ended December 31, 2011 as compared to $32.7 million for the year ended December 31, 2010. The decrease was primarily due to a change in accounting for warrants issued to the Investors in connection with the Series A preferred securities. During the year ended December 31, 2010, we recorded $28.7 million of expense related to these warrants for which there was no similar expense recorded during the year ended December 31, 2011. For further discussion, see note 11 of our consolidated financial statements.

Income tax expense (benefit) resulted in an expense of $0.9 million for the year ended December 31, 2011 and a benefit of $0.7 million for the year ended December 31, 2010. The change was primarily due to the state and local tax valuation allowance, which was not fully reserved in 2010, resulting in a tax benefit for the year ended December 31, 2010, whereas a comparable valuation allowance was fully recorded in 2011. In addition, state taxes increased in 2011.

Income from discontinued operations, net of tax resulted in income of $0.5 million for the year ended December 31, 2011 compared to income of $16.3 million for the year ended December 31, 2010. The income recorded in 2011 relates to the transfer of our ownership interests in the property across the street from Delano South Beach to a third party. The income recorded in 2010 was primarily a result of the gain recognized on disposal of Mondrian Scottsdale in March 2010.

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

	2010	2009	Changes ($)	Changes (%)
	(Dollars in thousands)
Revenues:
Rooms	$139,268	$127,188	$12,080	9.5%
Food and beverage	69,451	73,278	(3,827)	(5.2)
Other hotel	9,313	9,512	(199)	(2.1)

Total hotel revenues	218,032	209,978	8,054	3.8
Management fee and other income	18,338	15,073	3,265	21.7

Total revenues	236,370	225,051	11,319	5.0

Operating Costs and Expenses:
Rooms	42,620	41,602	1,018	2.4
Food and beverage	58,227	56,492	1,735	3.1
Other departmental	5,304	6,159	(855)	(13.9)
Hotel selling, general and administrative	48,216	47,705	511	1.1
Property taxes, insurance and other	16,233	17,599	(1,366)	(7.8)

Total hotel operating expenses	170,600	169,557	1,043	0.6
Corporate expenses, including stock compensation	34,538	33,514	1,024	3.1
Depreciation and amortization	32,158	29,623	2,535	8.6
Restructuring, development and disposal costs	3,916	6,083	(2,167)	(35.6)
Impairment loss on receivables from unconsolidated joint venture	5,549	—	5,549	(1)

Total operating costs and expenses	246,761	238,777	7,984	3.3

Operating loss	(10,391)	(13,726)	3,335	(24.3)
Interest expense, net	41,346	48,557	(7,211)	(14.9)
Equity in loss of unconsolidated joint ventures	16,203	33,075	(16,872)	(51.0)
Other non-operating expense (income)	32,712	(2,448)	35,160	(1)

Loss before income tax benefit	(100,652)	(92,910)	(7,742)	8.3
Income tax benefit	(736)	(11,549)	10,813	(1)

Net loss from continuing operations	(99,916)	(81,361)	(18,555)	22.8
Income (loss) from discontinued operations, net of tax	16,268	(20,244)	36,512	(1)

Net loss	(83,648)	(101,605)	17,957	17.7
Net loss attributable to non controlling interest	2,239	1,881	358	19.0

Net loss attributable to Morgans Hotel Group Co.	(81,409)	(99,724)	18,315	18.4
Preferred stock dividends and accretion	(8,554)	(1,746)	(6,808)	389.9

Net loss attributable to common stockholders	$(89,963)	(101,470)	11,507	(11.3)

(1)	Not meaningful.

Total Hotel Revenues. Total hotel revenues increased 3.8% to $218 million in 2010 compared to $210.0 million in 2009. The components of RevPAR from our comparable owned hotels for 2010 and 2009, which included Hudson, Morgans, Royalton, Delano South Beach, Mondrian Los Angeles, and Clift, are summarized as follows:

	2010	2009	Change ($)	Change (%)
Occupancy	81.5%	76.0%	—	7.2%
ADR	$244	$242	$2	1.1%
RevPAR	$199	$184	$15	8.4%

RevPAR from these hotels owned in 2010 and 2009 increased 8.4% to $199 in 2010 compared to $184 in 2009.

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

Other hotel revenue decreased 2.1% to $9.3 million in 2010 compared to $9.5 million in 2009. The slight decrease is primarily due to decreased revenues related to ancillary services, such as our spas at Delano South Beach and Mondrian Los Angeles, as guests are still spending conservatively in light of the uncertain economic recovery. Offsetting this decrease, newly installed wireless infrastructures at certain of our owned hotels contributed to an increase in internet revenues.

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

Operating Costs and Expenses

Rooms expense increased 2.4% to $42.6 million in 2010 compared to $41.6 million in 2009. This increase is a direct result of the increase in rooms revenue attributed to increased occupancy. We implemented cost cutting initiatives at our hotels in 2008 and early 2009.

Food and beverage expense increased 3.1% to $58.2 million in 2010 compared to $56.5 million in 2009. This increase is primarily due to a 12.8% increase in expenses at Royalton as a result of increased expenses related to the re-concepting of the restaurant, including promotion costs, and an increase in state unemployment taxes as a result of the staff-level restructuring implemented in 2009. Offsetting this increase is a decrease in food and beverage expenses at Hudson as a result of the primary restaurant being closed from January 2010 to May 2010 for re-concepting and renovation, as discussed above, and a slight decrease at Clift, where we re-concepted the restaurant venue beginning in early 2010 and began operating it directly, rather than through our restaurant joint venture, resulting in cost savings.

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

Depreciation and amortization increased 8.6% to $32.1 million in 2010 as compared to $29.6 million in 2009. This increase is primarily the result of depreciation on capital improvements required to maintain our existing hotels incurred during 2010 and increased depreciation expense related to the lower level expansion at Hudson, Good Units, and the restaurant re-concepting, Hudson Hall, both of which occurred during the first half of 2010.

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

Interest expense, net decreased 14.9% to $41.3 million in 2010 compared to $48.8 million in 2009. This decrease is primarily due to decreased interest expense recognized as a result of the expiration in July 2010 of certain interest rate swaps related to the loans secured by the Hudson and Mondrian Los Angeles at that time, hotels which had fixed our interest expense on those loans at a much higher rate than the then current LIBOR rates.

Equity in loss of unconsolidated joint ventures decreased 51.0% to a loss of $16.2 million in 2010 compared to a loss of $33.1 million in 2009. This change was primarily a result of the $17.2 million impairment charge we recognized on our investment in Echelon Las Vegas in 2009 for which there was no comparable impairment charge in 2010. During 2010, we recognized a $10.7 million impairment charge on our investment in Mondrian SoHo. Slightly offsetting the impairment charges recognized in 2010 were increases in equity in income recognized from the London joint venture which owned Sanderson and St Martins Lane.

The components of RevPAR from our comparable joint venture hotels for 2010 and 2009, which included Sanderson, St Martins Lane, Shore Club, and Mondrian South Beach, but excluded the Hard Rock, which was under renovation and expansion during 2009, Ames in Boston, which opened in November 2009, and San Juan Water and Beach Club in Isla Verde, Puerto Rico, which we began managing in the fourth quarter of 2009, are summarized as follows (in constant dollars):

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

Other non-operating expense (income) was an expense of $32.7 million in 2010 compared to income of $2.4 million in 2009. The change was primarily the result of the loss on change in fair market value of the warrants issued to the Investors in connection with the Series A preferred securities during 2010. For further discussion, see notes 2 and 11 of our consolidated financial statements.

Income tax expense (benefit) resulted in a benefit of $0.7 million in 2010 compared to a benefit of $11.5 million in 2009. We recorded an additional valuation allowance of $23.0 million against the tax benefit for the year ended December 31, 2010.

Income (loss) from discontinued operations, net of tax resulted in a gain of $16.3 million in 2010 compared to a loss of $20.2 million in 2009. This change was primarily a result of the $17.9 million gain on disposal of Mondrian Scottsdale in 2010 as compared to an impairment charge of $18.5 million in 2009 on Mondrian Scottsdale and the transfer of our ownership interests in the property across the street from Delano South Beach to a third party, which resulted in a loss.

Liquidity and Capital Resources

As of December 31, 2011, we had approximately $28.9 million in cash and cash equivalents, and the amount of borrowings available under our new revolving credit facility was $85.0 million. As of December 31, 2011, total restricted cash was $9.9 million.

We have both short-term and long-term liquidity requirements as described in more detail below.

Liquidity Requirements

Short-Term Liquidity Requirements. We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred by us or our consolidated subsidiaries within the next 12 months and believe those requirements currently consist primarily of funds necessary to pay operating expenses and other expenditures directly associated with our properties, including the funding of our reserve accounts, capital commitments associated with certain of our development projects and existing hotels, and our planned renovations at Hudson and Delano South Beach.

We are obligated to maintain reserve funds for capital expenditures at our Owned Hotels as determined pursuant to our debt or lease agreements related to such hotels, with the exception of Delano South Beach. Our Joint Venture Hotels and our Managed Hotels generally are subject to similar obligations under our management agreements or under debt agreements related to such hotels. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. Such agreements typically require us to reserve funds at amounts equal to 4% of the hotel’s revenues and require the funds to be set aside in restricted cash. In addition, our F&B Venture requires between 2% to 4% of gross revenues of the restaurant of restricted cash to be to set aside for future replacement or refurbishment of furniture, fixtures and equipment.

We intend to utilize the majority of our liquidity to fund growth and development efforts, renovations at existing hotels and infrastructure improvements.

We are focused on growing our portfolio, primarily with our core brands, in major gateway markets and key resort destinations. In August, we entered into a hotel management and residential licensing agreement for a 310 room Mondrian-branded hotel, to be the lifestyle hotel destination in the 1,000 acre destination resort metropolis, Baha Mar Resort, in Nassau, The Bahamas. The hotel is scheduled to open in late 2014. We are required to fund approximately $10 million of key money just prior to and at opening of the hotel. We have a $10.0 million standby letter of credit outstanding on the Delano Credit Facility for up to 48 months to cover this obligation. Also in December 2011, we announced a new hotel management agreement for an approximately 128 room Mondrian-branded hotel to be located in the Old City area of Istanbul, Turkey. The hotel is scheduled to open in 2014. In December 2011 and January 2012, we contributed an aggregate of $10.3 million in the form of equity and key money and will have a 20% ownership interest in the venture owning the hotel. We have no additional funding commitments in connection with this project.

Beginning in the third quarter of 2011 and continuing into early 2012, we spent approximately $10 million, of which $7.1 million was spent in 2011, on projects at Delano South Beach to upgrade the exclusive bungalows and suites, improve public areas, including the pool, restaurant and bar space, and create additional meeting space.

We intend to spend approximately $20 million at Hudson to upgrade Hudson rooms with new furniture and fixtures, lighting and technology, and completely renovate the hotel corridors and to convert a minimum of 23 SRO units into guest rooms at a cost of approximately $150,000 per room, significantly below recent trading prices of hotel rooms in New York City. This renovation work commenced during the fourth quarter of 2011 and is scheduled to continue through September 2012. We are also reviewing plans for the food and beverage venues at Hudson.

We have a number of capital projects at our owned and managed hotels under consideration at our discretion. For example, in 2012 we intend to analyze our current food and beverage offerings and may commit resources to re-concepting certain restaurants, bars and nightclubs.

In addition to reserve funds for capital expenditures, our Owned Hotels debt and lease agreements also require us to deposit cash into escrow accounts for taxes, insurance and debt service or lease payments.

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

Our Series A preferred securities have an 8% dividend rate until October 15, 2014, a 10% dividend rate from October 15, 2014 to October 15, 2016, and a 20% dividend rate thereafter. The cumulative unpaid dividends also have a dividend rate equal to the dividend rate on the Series A Preferred Securities. We have the option to accrue any and all dividend payments, and as of December 31, 2011, have not declared any dividends. As of December 31, 2011, we have undeclared dividends of approximately $14.6 million. We have the option to redeem any or all of the Series A preferred securities at any time.

Other long-term liquidity requirements include our obligations under our Convertible Notes, which mature in October 2014, Hudson mortgage debt, which matures in August 2013 with three one-year extension options, Delano Credit Facility, which expires in July 2014, TLG promissory notes, which mature in November 2015, trust preferred securities, and the Clift lease, each as described under “—Debt.” Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, equity and debt offerings, and long-term mortgages on our properties. Other sources may include cash generated through asset dispositions and joint venture transactions. Additionally, we may secure other financing opportunities, restructure our outstanding debt or preferred securities, and from time to time may seek to repurchase our outstanding debt securities in open market transactions or otherwise. Given the uncertain economic environment and continuing challenging conditions in the credit markets, however, we may not be able to obtain such financings on terms acceptable to us or at all. We may require additional borrowings to satisfy our long-term liquidity requirements.

We anticipate we will need to renovate Clift in the next few years, which will require capital and will most likely be funded by equity contributions, debt financing, possible asset sales, future operating cash flows or a combination of these sources.

Additionally, as our new managed hotels are developed, to the extent we have committed to contribute key money, these amounts will come due prior to the hotel opening. In 2014 when the development is completed, we anticipate we will contribute approximately £9 million, or approximately $15 million, and $10 million, respectively, toward our “key money” investments in Mondrian London and in Mondrian at Baha Mar. The “key money” investment in Mondrian at Baha Mar has been secured by a letter of credit. Financing for some of our development projects has not yet been identified. Given the uncertain economic environment and continuing challenging conditions in the credit markets, these and other projects may not be able to obtain adequate project financing in a timely manner or at all. If adequate project financing is not obtained, these projects may need to be limited in scope, deferred or cancelled altogether, and to the extent we have previously funded key money on a cancelled project, we may be unable to recover the amounts funded.

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

Morgans Group and affiliates of our joint venture partner have agreed to provide standard non-recourse carve-out guaranties and provide certain limited indemnifications for the Mondrian South Beach mortgage and mezzanine loans. In the event of a default, the lenders’ recourse is generally limited to the mortgaged property or related equity interests, subject to standard non-recourse carve-out guaranties for “bad boy” type acts. Morgans Group and affiliates of our joint venture partner also agreed to guaranty the joint venture’s obligation to reimburse certain expenses incurred by the lenders and indemnify the lenders in the event such lenders incur liability as a result of any third-party actions brought against Mondrian South Beach. Morgans Group and affiliates of our joint venture partner have also guaranteed the joint venture’s liability for the unpaid principal amount of any seller financing note provided for condominium sales if such financing or related mortgage lien is found unenforceable, provided they shall not have any liability if the seller financed unit becomes subject again to the lien of the lender mortgage or title to the seller financed unit is otherwise transferred to the lender or if such seller financing note is repurchased by Morgans Group and/or affiliates of our joint venture at the full amount of unpaid principal balance of such seller financing note. In addition, although construction is complete and Mondrian South Beach opened on December 1, 2008, Morgans Group and affiliates of our joint venture partner may have continuing obligations under construction completion guaranties until all outstanding payables due to construction vendors are paid. As of December 31, 2011, there are remaining payables outstanding to vendors of approximately $1.0 million. Pursuant to a letter agreement with the lenders for the Mondrian South Beach loan, the joint venture agreed that these payables, many of which are currently contested or under dispute, will not be paid from operating funds but only from tax abatements and settlements of certain lawsuits. In the event funds from tax abatements and settlements of lawsuits are insufficient to repay these amounts in a timely manner, we and our joint venture partner are required to fund the shortfall amounts.

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

Mondrian SoHo. On July 31, 2010, the lender amended the debt financing on the property to provide for, among other things, extensions of the maturity date of the mortgage loan secured by the hotel to November 2011 with extension options through 2015, subject to certain conditions including a minimum debt service coverage test calculated, as defined, based on ratios of net operating income to debt service for the three months ended September 30, 2011 of 1:1 or greater. The joint venture achieved the required 1:1 coverage ratio as of September 30, 2011 and the maturity of this debt was extended to November 2012. The joint venture has additional extension options available in 2012 subject to similar conditions including a minimum debt service coverage test calculated, as defined, based on ratios of net operating income to debt service for the twelve months ended September 30, 2012 of 1.1:1.0 or greater. The joint venture does not believe it will achieve this debt service coverage test and the joint venture may not be able to refinance the outstanding debt upon maturity. Additionally, there may be cash shortfalls from the operations of the hotel from time to time and there may not be enough operating cash flow to cover debt service payments in all months going forward, which could require additional contributions by the joint venture partners. To date in 2012, we have funded approximately $0.9 million in cash shortfalls, which have been treated in part as additional capital contributions and in part as loans from our management company subsidiary. The joint venture is discussing various options with the lenders, although there can be no assurance the joint venture will be able to extend the maturity date of the debt on a timely basis or at all. We do not intend to commit significant additional monies toward the repayment of the loan or the funding of operating deficits.

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

Ames. As of December 31, 2011, the ownership joint venture’s outstanding mortgage debt secured by the hotel was $46.5 million. In October 2010, the mortgage loan matured, and the joint venture did not satisfy the conditions necessary to exercise the first of two remaining one-year extension options available under the loan, which included funding a debt service reserve account, among other things. As a result, the mortgage lender for Ames served the joint venture with a notice of default and acceleration of debt. In February 2011, the joint venture reached an agreement with the lender whereby the lender waived the default, reinstated the loan and extended the loan maturity date until October 9, 2011. In September 2011, the joint venture partners funded their pro rata shares of the debt service reserve account, of which our contribution was $0.3 million, and exercised the one remaining extension option available on the mortgage debt. As a result, the mortgage debt secured by Ames will mature on October 9, 2012. Unless the joint venture can refinance the debt or obtain an extension of the maturity date, the joint venture may not be able to repay the mortgage at maturity. The joint venture is discussing various options with the lenders, although there can be no assurance the joint venture will be able to extend the maturity date of the debt on a timely basis or at all. Additionally, there may be cash shortfalls from the operations of the hotel from time to time and there may not be enough operating cash flow to cover debt service payments in all months going forward, which could require additional contributions by the joint venture partners. We do not intend to commit significant monies toward the repayment of the joint venture loan or the funding of operating deficits.

Additionally, the development of the hotel qualified for federal and state historic rehabilitation tax credits which were sold for approximately $16.9 million. In the event of foreclosure and certain other transfers, we are jointly and severally liable for certain federal and state historic tax credit recapture liabilities. These liabilities reduce over time, but as of December 31, 2011, were approximately $9.3 million, of which our pro rata share is $2.9 million.

Certain affiliates of our joint venture partner have agreed to provide a standard non-recourse carve-out guaranty for “bad boy” type acts and a completion guaranty to the lenders for the Ames loan, for which Morgans Group has agreed to indemnify the joint venture partner and its affiliates up to its pro rata ownership share of such entities’ guaranty obligations, provided that each party is fully responsible for any losses incurred as a result of its respective gross negligence or willful misconduct.

Potential Litigation. We may have potential liability in connection with certain claims by a designer for which we have accrued $13.9 million as of December 31, 2011, as discussed in note 6 of our consolidated financial statements. We believe the probability of losses associated with this claim in excess of the liability that is accrued of $13.9 million is remote and we cannot reasonably estimate the range of such additional losses, if any, at this time.

Other Possible Uses of Capital. We have a number of development projects signed or under consideration, some of which may require equity investments, key money or credit support from us.

Comparison of Cash Flows for the Year Ended December 31, 2011 to December 31, 2010

Operating Activities. Net cash provided by operating activities was $9.8 million for the year ended December 31, 2011 as compared to net cash used in operating activities of $7.3 million for the year ended December 31, 2010. This increase in cash was primarily due to a release of deposits from the curtailment reserve escrow account as a result of our repayment of the Amended Hudson Mortgage, as defined in “—Debt” below.

Investing Activities. Net cash provided by investing activities amounted to $264.3 million for the year ended December 31, 2011 as compared to net cash used in investing activities of $19.0 million for the year ended December 31, 2010. The change was primarily related to the net proceeds we received from the sale of Mondrian Los Angeles, Royalton and Morgans during May 2011 and net proceeds received from our 50% ownership interest in the entity which owned Sanderson and St Martins Lane, which we sold in November 2011, slightly offset by the purchase of joint venture interests in certain food and beverage entities in the CGM Transaction, and the purchase of 90% controlling interest in TLG.

Financing Activities. Net cash used in financing activities amounted to $250.4 million for the year ended December 31, 2011 as compared to $37.4 million for the year ended December 31, 2010. This increase in the use of cash was primarily due to the repayment of debt associated with the three hotels we sold during May 2011 and the repayment of the Amended Hudson Mortgage and the Hudson mezzanine loan in August 2011, for which there were no comparable transactions during 2010. During 2010, we repaid a portion of the then-outstanding Hudson mortgage loan.

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

The interest rate on the Amended Hudson Mortgage was also amended to 30-day LIBOR plus 1.03%. The interest rate on the Hudson mezzanine loan continued to bear interest at 30-day LIBOR plus 2.98%. We entered into interest rate caps which expired on October 15, 2011 in connection with the Amended Hudson Mortgage, which effectively capped the 30-day LIBOR rate at 5.3% on the Amended Hudson Mortgage and effectively capped the 30-day LIBOR rate at 7.0% on the Hudson mezzanine loan.

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

On August 12, 2011, certain of our subsidiaries entered into the Hudson 2011 Mortgage Loan with Deutsche Bank Trust Company Americas (“Primary Lender”) and the other institutions party thereto from time to time (“Securitized Lenders”), consisting of two mortgage loans, each secured by Hudson and treated as a single loan once disbursed, in the following amounts: (1) a $115.0 million mortgage loan that was funded at closing, and (2) a $20.0 million delayed draw term loan, which will be available to be drawn over a 15-month period, subject to achieving a debt yield ratio of at least 9.5% (based on net operating income for the prior 12 months) after giving effect to each additional draw.

Proceeds from the Hudson 2011 Mortgage Loan, cash on hand and cash held in escrow were applied to repay $201.2 million of outstanding mortgage debt under the Amended Hudson Mortgage and to repay $26.5 million of outstanding indebtedness under the Hudson mezzanine loan, and pay fees and expenses in connection with the financing.

On December 7, 2011, we entered into a technical amendment with the Primary Lender whereby the Hudson 2011 Mortgage Loan is subject to an interest rate of 30-day LIBOR (with a minimum of 1.0%) plus 5.0%, at the Primary Lender’s option. At December 31, 2011, $90.0 million of the Hudson 2011 Mortgage Loan bears interest at a reserve adjusted blended rate of 30-day LIBOR (with a minimum of 1.0%) plus 4.0%. The remaining $25.0 million of the Hudson 2011 Mortgage Loan which was sold to the Securitized Lenders bears interest at a reserve adjusted blended rate of 30-day LIBOR (with a minimum of 1.0%) plus 5.0%.

We maintain an interest rate cap for the amount of the Hudson 2011 Mortgage Loan that will cap the LIBOR rate on the debt under the full amount of the Hudson 2011 Mortgage Loan at approximately 3.0% through the maturity date of the loan.

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

The Hudson 2011 Mortgage Loan provides that after September 30, 2012, in the event the debt yield ratio falls below certain defined thresholds, all cash from the property is deposited into accounts controlled by the lenders from which debt service, operating expenses and management fees are paid and from which other reserve accounts may be funded. Any excess amounts are retained by the lenders until the debt yield ratio exceeds the required thresholds for two consecutive calendar quarters. Furthermore, if our management company subsidiary that manages Hudson is not reserving sufficient funds for property tax, ground rent, insurance premiums, and capital expenditures in accordance with the hotel management agreement, then our subsidiary borrowers would be required to fund the reserve account for such purposes. Our subsidiary borrowers are not permitted to have any indebtedness other than certain permitted indebtedness customary in such transactions, including ordinary trade payables, purchase money indebtedness and capital lease obligations, subject to limits.

The Hudson 2011 Mortgage Loan may be prepaid, in whole or in part, subject to payment of a prepayment penalty for any prepayment prior to August 12, 2013. There is no prepayment penalty after August 12, 2013.

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

Notes to a Subsidiary Trust Issuing Preferred Securities. In August 2006, we formed a trust, MHG Capital Trust I (the “Trust”), to issue $50.0 million of trust preferred securities in a private placement. The sole assets of the Trust consist of the trust notes due October 30, 2036 issued by Morgans Group and guaranteed by Morgans Hotel Group Co. The trust notes have a 30-year term, ending October 30, 2036, and bear interest at a fixed rate of 8.68% for the first 10 years, ending October 2016, and thereafter will bear interest at a floating rate based on the three-month LIBOR plus 3.25%. These securities are redeemable by the Trust at par.

Clift. We lease Clift under a 99-year non-recourse lease agreement expiring in 2103. The lease is accounted for as a financing with a liability balance of $87.0 million at December 31, 2011.

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

On September 17, 2010, we and our subsidiaries entered into a settlement and release agreement with the lessors under the Clift ground lease, which among other things, effectively provided for the settlement of all outstanding litigation claims and disputes among the parties relating to defaulted lease payments due with respect to the ground lease for the Clift and reduced the lease payments due to the lessors for the period March 1, 2010 through February 29, 2012. Effective March 1, 2012, the annual rent will be as stated in the lease agreement, which currently provides for base annual rent of approximately $6.0 million per year through October 2014 increasing in October 2014, and thereafter at 5-year intervals, by a formula tied to increases in the Consumer Price Index, with a maximum increase of 40% and a minimum of 20% at October 2014, and at each payment date thereafter, the maximum increase is 20% and the minimum is 10%. The lease is non-recourse to us. Morgans Group also entered into a limited guaranty, whereby Morgans Group agreed to guarantee losses of up to $6 million suffered by the lessors in the event of certain “bad boy” type acts.

Convertible Notes. On October 17, 2007, we completed an offering of $172.5 million aggregate principal amount of our Convertible Notes in a private offering, which included an additional issuance of $22.5 million in aggregate principal amount of Convertible Notes as a result of the initial purchasers’ exercise in full of their overallotment option. The Convertible Notes are senior subordinated unsecured obligations of Morgans Hotel Group Co. and are guaranteed on a senior subordinated basis by our operating company, Morgans Group. The Convertible Notes are convertible into shares of our common stock under certain circumstances and upon the occurrence of specified events. The Convertible Notes mature on October 15, 2014, unless repurchased by us or converted in accordance with their terms prior to such date.

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

Amended 2006 Revolving Credit Facility. On October 6, 2006, we and certain of our subsidiaries entered into a revolving credit facility with Wachovia Bank, National Association, as Administrative Agent, and the lenders thereto, which was amended on August 5, 2009 (“Amended 2006 Revolving Credit Facility”).

The Amended 2006 Revolving Credit Facility provided for a maximum aggregate amount of commitments of $125.0 million, divided into two tranches, which were secured by mortgages on Morgans, Royalton and Delano South Beach.

The Amended 2006 Revolving Credit Facility bore interest at a fluctuating rate measured by reference to, at our election, either LIBOR (subject to a LIBOR floor of 1%) or a base rate, plus a borrowing margin. LIBOR loans have a borrowing margin of 3.75% per annum and base rate loans have a borrowing margin of 2.75% per annum.

On May 23, 2011, in connection with the sale of Royalton and Morgans, we used a portion of the sales proceeds to retire all outstanding debt under the Amended 2006 Revolving Credit Facility. These hotels, along with Delano South Beach, were collateral for the amended revolving credit facility, which terminated upon the sale of any of the properties securing the facility.

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

The Delano Credit Agreement provides commitments for a $100 million revolving credit facility and includes a $15 million letter of credit sub-facility. The maximum amount of such commitments available at any time for borrowings and letters of credit is determined according to a borrowing base valuation equal to the lesser of (i) 55% of the appraised value of Delano South Beach (the “Florida Property”) and (ii) the adjusted net operating income for the Florida Property divided by 11%. Extensions of credit under the Delano Credit Agreement are available for general corporate purposes. The commitments under the Delano Credit Agreement may be increased by up to an additional $10 million during the first two years of the facility, subject to certain conditions, including obtaining commitments from any one or more lenders to provide such additional commitments. The commitments under the Delano Credit Agreement terminate on July 28, 2014, at which time all outstanding amounts under the Delano Credit Agreement will be due and payable. Our availability under the Delano Credit Agreement was $95.0 million as of December 31, 2011, of which $10.0 million of letters of credit were posted.

The obligations of the Borrowers under the Delano Credit Agreement are guaranteed by us. Such obligations are also secured by a mortgage on the Florida Property and all associated assets of the Florida Borrower, as well as a pledge of all equity interests in the Florida Borrower.

The interest rate applicable to loans under the Delano Credit Agreement is a floating rate of interest per annum, at the Borrowers’ election, of either LIBOR (subject to a LIBOR floor of 1.00%) plus 4.00%, or a base rate, as defined, plus 3.00%. In addition, a commitment fee of 0.50% applies to the unused portion of the commitments under the Delano Credit Agreement.

The Borrowers’ ability to borrow under the Delano Credit Agreement is subject to ongoing compliance by us and the Borrowers with various customary affirmative and negative covenants, including limitations on liens, indebtedness, issuance of certain types of equity, affiliated transactions, investments, distributions, mergers and asset sales. In addition, the Delano Credit Agreement requires that we and the Borrowers maintain a fixed charge coverage ratio (consolidated EBITDA to consolidated fixed charges) of no less than (i) 1.05 to 1.00 at all times on or prior to June 30, 2012 and (ii) 1.10 to 1.00 at all times thereafter. As of December 31, 2011, our fixed charge coverage ratio was 2.21x.

The Delano Credit Agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the Lenders to, among other things, declare the principal, accrued interest and other obligations of the Borrowers under the Delano Credit Agreement to be immediately due and payable.

TLG Promissory Notes. On November 30, 2011 pursuant to purchase agreements entered into on November 17, 2011, certain of our subsidiaries completed the acquisition of 90% of the equity interests in TLG for a purchase price of $28.5 million in cash and up to $18 million in notes convertible into shares of our common stock at $9.50 per share subject to the achievement of certain EBITDA targets for the acquired business. The promissory notes were allocated $16.0 million to Mr. Sasson and $2.0 million to Mr. Masi (collectively, the “TLG Promissory Notes”).

The maximum payment of $18.0 million is based on TLG achieving EBITDA of at least $18 million from non-Morgans business (the “Non-Morgans EBITDA”) during the 27-month period starting on January 1, 2012, with ratable reduction of the payment if less than $18 million of Non-Morgans EBITDA is earned. The payment is evidenced by two promissory notes held individually by Messrs. Sasson and Masi, which mature on the fourth anniversary of the closing date and may be voluntarily prepaid at any time. At either Messrs. Sasson’s or Masi’s options, the TLG Promissory Notes are payable in cash or in our common stock valued at $9.50 per share. Each of the TLG Promissory Notes earns interest at an annual rate of 8%, provided that if the notes are not paid or converted on or before the third anniversary of the closing date, the interest rate increases to 18%. The TLG Promissory Notes provide that 75% of the accrued interest is payable quarterly in cash and the remaining 25% accrues and is payable at maturity. Morgans Group has guaranteed payment of the TLG Promissory Notes and interest.

We follow ASC 470-20 which requires the TLG Promissory Notes to be allocated between a liability component and an equity component. The resulting debt discount is amortized over the period the debt is expected to remain outstanding as additional interest expense. Based on our preliminary analysis, the amount allocable to the equity component was immaterial, therefore we have recorded the $18.0 million as a liability as of December 31, 2011.

Hudson Capital Leases. We lease two condominium units at Hudson which are reflected as capital leases with balances of $6.1 million at December 31, 2011. Currently annual lease payments total approximately $900,000 and are subject to increases in line with inflation. The leases expire in 2096 and 2098.

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

The interest rate on the Amended Mondrian Mortgage was also amended to 30-day LIBOR plus 1.64%. We entered into an interest rate cap, which expired on October 15, 2011, in connection with the Amended Mondrian Mortgage which effectively capped the 30-day LIBOR rate at 4.25%.

On May 3, 2011, we completed the sale of Mondrian Los Angeles for $137.0 million to Wolverines Owner LLC, an affiliate of Pebblebrook. We applied a portion of the proceeds from the sale, along with approximately $9.2 million of cash in escrow, to retire the $103.5 million Amended Mondrian Mortgage.

Joint Venture Debt. See “—Off-Balance Sheet Arrangements” for descriptions of joint venture debt.

Contractual Obligations

We have various contractual obligations that are recorded as liabilities in our consolidated financial statements. We also enter into other purchase commitments and other executory contracts that are not recognized as liabilities until services are performed or goods are received. The following table summarizes our contractual obligations and other commitments as of December 31, 2011, excluding interest, except as indicated, and debt obligations at our Joint Venture Hotels:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(In thousands)
Mortgages	$115,000	$—	$115,000	$—	$—
Liability to subsidiary trust	50,100	—	—	—	50,100
Convertible Notes	172,500	—	172,500	—	—
Interest on mortgage and notes payable	130,635	16,060	23,253	8,697	82,625
TLG Promissory Note	18,000	—	—	18,000	—
Capitalized lease obligations including amounts representing interest	130,008	523	999	977	127,509
Operating lease obligations	55,008	4,383	8,888	9,032	32,705

Total	$671,251	$20,966	$320,640	$36,706	$292,939

The table above excludes the $10 million in letters of credit outstanding related to our investment in the 310 room Mondrian-branded hotel, to be a lifestyle hotel destination in Baha Mar, Nassau, The Bahamas and excludes the $5.7 million that we funded in January 2012 toward our investment in Mondrian Istanbul.

The table above includes certain of our Owned F&B Operations, which lease space from hotels in which we do not have an ownership interest. We may be obligated to make lease payments at these venues if the food and beverage operations do not cover the lease obligations.

As described in “—Derivative Financial Instruments” below, we use some derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. As such, the interest rate on our debt is fixed for the majority of our outstanding debt, which is reflected in the table above.

On October 15, 2009, we issued 75,000 shares of Series A preferred securities to the Investors. The holders of such Series A preferred securities are entitled to cumulative cash dividends, payable in arrears on every three-month anniversary following the original date of issuance if such dividends are declared by the Board of Directors or an authorized committee thereof, at a rate of 8% per year until October 15, 2014, 10% per year from October 15, 2014 to October 15, 2016, and 20% per year thereafter. The cumulative unpaid dividends also have a dividend rate equal to the dividend rate on the Series A Preferred Securities. In addition, should the Investors’ nominee fail to be elected to our Board of Directors, the dividend rate would increase by 4% during any time that the Investors’ nominee is not a director. We have the option to accrue any and all dividend payments. As of December 31, 2011, we had not declared or paid any dividends on the Series A preferred securities.

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

To help demonstrate seasonality, the table below provides room revenues by quarter for the years ended December 31, 2011 and 2010 for Hudson and Delano South Beach, both of which are included in our Owned Hotels as of December 31, 2011.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions)
Hudson Room Revenues
2011	$9.1	$16.3	$15.8	$17.7
2010	$9.3	$15.2	$15.2	$17.7

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions)
Delano South Beach Room Revenues
2011	$7.2	$5.9	$4.0	$5.6
2010	$7.2	$4.8	$3.4	$5.4

Given the recent global economic downturn, the impact of seasonality in 2010 and 2011 was not as significant as in prior periods and may continue to be less pronounced in 2012 depending on the timing and strength of the economic recovery.

To the extent that cash flows from operations are insufficient during any quarter, due to temporary or seasonal fluctuations in revenues, we may have to enter into additional short-term borrowings or increase our borrowings, if available under our Delano Credit Facility, to meet cash requirements.

Capital Expenditures and Reserve Funds

We are obligated to maintain reserve funds for capital expenditures at our Owned Hotels as determined pursuant to our debt or lease agreements related to such hotels, with the exception of Delano South Beach. Our Joint Venture Hotels and our Managed Hotels generally are subject to similar obligations under our management agreements or under debt agreements related to such hotels. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. Such agreements typically require the hotel owners to reserve funds at amounts equal to 4% of the hotel’s revenues and require the funds to be set aside in restricted cash. In addition, the F&B Venture requires the venture to set aside restricted cash of between 2% of gross revenues of the restaurant in 2010 and increasing annually to 4% of gross revenues of the restaurant in 2013 and thereafter. As of December 31, 2011, approximately $2.0 million was available in restricted cash reserves for future capital expenditures under these obligations related to our Owned Hotels.

Beginning in late 2011 and continuing into early 2012, we spent approximately $10 million, of which $7.1 million was spent in 2011, on projects at Delano South Beach to upgrade the exclusive bungalows and suites, improve public areas, including the pool, restaurant and bar space, and create additional meeting space.

We intend to spend a total of approximately $20 million at Hudson to upgrade guest rooms with new furniture and fixtures, lighting and technology, completely renovate the hotel corridors, and convert a minimum of 23 SRO units into guest rooms at a cost of approximately $150,000 per room, significantly below recent trading prices of hotel rooms in New York City. This renovation work began in the fourth quarter of 2011 and is scheduled to continue through September 2012. We are also reviewing plans for the food and beverage venues at Hudson.

We anticipate we will need to renovate Clift in the next few years, which will require capital and will most likely be funded by equity contributions, debt financing, possible asset sales, future operating cash flows or a combination of these sources.

The Hudson 2011 Mortgage Loan provides that, in the event the debt yield ratio falls below certain defined thresholds, all cash from the property is deposited into accounts controlled by the lenders from which debt service, operating expenses and management fees are paid and from which other reserve accounts may be funded. Any excess amounts are retained by the lenders until the debt yield ratio exceeds the required thresholds for two consecutive calendar quarters. Furthermore, if our management company subsidiary that manages Hudson is not reserving sufficient funds for property tax, ground rent, insurance premiums, and capital expenditures in accordance with the hotel management agreement, then our subsidiary borrowers would be required to fund the reserve account for such purposes. Our subsidiary borrowers are not permitted to have any indebtedness other than certain permitted indebtedness customary in such transactions, including ordinary trade payables, purchase money indebtedness and capital lease obligations, subject to limits.

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

As of December 31, 2011, we had one interest rate cap outstanding and the fair value of this interest rate cap was insignificant.

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

Off-Balance Sheet Arrangements

As of December 31, 2011, we have unconsolidated joint ventures that we account for using the equity method of accounting, most of which have mortgage or related debt, as described below. In some cases, we provide non-recourse carve-out guaranties of joint venture debt, which guaranty is only triggered in the event of certain “bad boy” acts, and other limited liquidity or credit support, as described below.

Mondrian South Beach. We own a 50% interest in Mondrian South Beach, an apartment building which was converted into a condominium and hotel. Mondrian South Beach opened in December 2008, at which time we began operating the property under a 20-year management contract.

In April 2010, the Mondrian South Beach joint venture amended its non-recourse financing secured by the property and extended the maturity date for up to seven years, through extension options until April 2017, subject to certain conditions. In April 2010, in connection with the loan amendment, each of the joint venture partners provided an additional $2.75 million to the joint venture resulting in total mezzanine financing provided by the partners of $28.0 million. As of December 31, 2011, the joint venture’s outstanding mortgage and mezzanine debt was $86.0 million, which does not include the $28.0 million mezzanine loan provided by the joint venture partners, which in effect is on par with the lender’s mezzanine debt.

Morgans Group and affiliates of our joint venture partner have agreed to provide standard non-recourse carve-out guaranties and provide certain limited indemnifications for the Mondrian South Beach mortgage and mezzanine loans. In the event of a default, the lenders’ recourse is generally limited to the mortgaged property or related equity interests, subject to standard non-recourse carve-out guaranties for “bad boy” type acts. Morgans Group and affiliates of our joint venture partner also agreed to guaranty the joint venture’s obligation to reimburse certain expenses incurred by the lenders and indemnify the lenders in the event such lenders incur liability as a result of any third-party actions brought against Mondrian South Beach. Morgans Group and affiliates of our joint venture partner have also guaranteed the joint venture’s liability for the unpaid principal amount of any seller financing note provided for condominium sales if such financing or related mortgage lien is found unenforceable, provided they shall not have any liability if the seller financed unit becomes subject again to the lien of the lender’s mortgage or title to the seller financed unit is otherwise transferred to the lender or if such seller financing note is repurchased by Morgans Group and/or affiliates of our joint venture at the full amount of unpaid principal balance of such seller financing note. In addition, although construction is complete and Mondrian South Beach opened on December 1, 2008, Morgans Group and affiliates of our joint venture partner may have continuing obligations under construction completion guaranties until all outstanding payables due to construction vendors are paid. As of December 31, 2011, there are remaining payables outstanding to vendors of approximately $1.0 million. Pursuant to a letter agreement with the lenders for the Mondrian South Beach loan, the joint venture agreed that these payables, many of which are currently contested or under dispute, will not be paid from operating funds but only from tax abatements and settlements of certain lawsuits. In the event funds from tax abatements and settlements of lawsuits are insufficient to repay these amounts in a timely manner, we and our joint venture partner are required to fund the shortfall amounts.

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

We account for this investment under the equity method of accounting. At December 31, 2011, our investment in Mondrian South Beach was $4.0 million. Our equity in loss of Mondrian South Beach was $1.8 million, $7.6 million, and $14.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Ames. On June 17, 2008, we, Normandy Real Estate Partners, and Ames Hotel Partners, entered into a joint venture to develop the Ames hotel in Boston. Upon the hotel’s completion in November 2009, we began operating Ames under a 20-year management contract. As of December 31, 2011, we had an approximately 31% economic interest in the joint venture.

As of December 31, 2011, the joint venture’s outstanding mortgage debt secured by the hotel was $46.5 million. In September 2011, the joint venture partners funded their pro rata shares of the debt service reserve account, of which our contribution was $0.3 million, and exercised the one remaining extension option available on the mortgage debt. As a result, the mortgage debt secured by Ames will mature October 9, 2012. Unless the joint venture can refinance the debt or obtain an extension of the maturity date, the joint venture may not be able to repay the mortgage at maturity. The joint venture is discussing various options with the lenders, although there can be no assurance the joint venture will be able to extend the maturity date of the debt on a timely basis or at all. Additionally, there may be cash shortfalls from the operations of the hotel from time to time and there may not be enough operating cash flow to cover debt service payments in all months going forward, which could require additional contributions by the joint venture partners. We do not intend to commit significant monies toward the repayment of the joint venture loan or the funding of operating deficits.

Additionally, the development of the hotel qualified for federal and state historic rehabilitation tax credits which were sold for approximately $16.9 million. In the event of foreclosure and certain other transfers, we are jointly and severally liable for certain federal and state historic tax credit recapture liabilities. These liabilities reduce over time, but as of December 31, 2011, were approximately $9.3 million, of which our pro rata share is $2.9 million.

Certain affiliates of our joint venture partner have agreed to provide a standard non-recourse carve-out guaranty for “bad boy” type acts and a completion guaranty to the lenders for the Ames loan, for which Morgans Group has agreed to indemnify the joint venture partner and its affiliates up to its pro rata ownership share of such entities’ guaranty obligations, provided that each party is fully responsible for any losses incurred as a result of its respective gross negligence or willful misconduct.

Based on current economic conditions and the upcoming mortgage debt maturity, the joint venture concluded that the hotel was impaired in September 2011, and recorded a $49.9 million impairment charge. We wrote down our investment in Ames to zero and recorded our share of the impairment charge through equity in loss of unconsolidated joint ventures of $10.6 million. Our equity in loss of Ames was $11.1 million, $1.0 million, and less than $0.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The Ames joint venture was determined to be a variable interest entity during the process of refinancing the venture’s mortgage in October 2011, as its equity investment at risk was considered insufficient to permit the entity to finance its own activities. In October 2011, the joint venture partners funded their pro rata shares of the debt service reserve account, of which our contribution was $0.3 million, in order to complete a refinancing of the outstanding mortgage debt of the venture. We determined that we are not the primary beneficiary of this variable interest entity as we do not have a controlling financial interest in the entity. Our maximum exposure to losses as result of our involvement in the Ames variable interest entity is limited to our current investment and outstanding management fee receivable. We have not committed to providing financial support to this variable interest entity, other than as contractually required and all future funding is expected to be provided by the joint venture partners in accordance with their respective ownership interests in the form of capital contributions or mezzanine financing, or by third parties.

Mondrian SoHo. In June 2007, we contributed approximately $5.0 million for a 20% equity interest in a joint venture with Cape Advisors Inc. to develop a Mondrian hotel in the SoHo neighborhood of New York. The joint venture obtained a loan of $195.2 million to acquire and develop the hotel.

Subsequent to the initial fundings, the lender and Cape Advisors Inc. made cash and other contributions to the joint venture, and we agreed to provide up to $3.2 million of additional funds to be treated as a loan with priority over the equity, to complete the project. Prior to opening the hotel, we contributed the full amount of this $3.2 million priority loan. As a result of the decline in general market conditions and real estate values since the inception of the joint venture, and more recently, the need for additional funding to complete the hotel, in June 2010, we wrote down our investment in Mondrian SoHo to zero. All of our subsequent fundings in 2010 and 2011, totaling $5.5 million, were treated as loans and have been impaired. As of December 31, 2011, our investment balance in Mondrian SoHo is zero.

On July 31, 2010, the loan was amended to, among other things, provide for extensions of the maturity date of the mortgage loan secured by the hotel to November 2011 with extension options through 2015, subject to certain conditions including a minimum debt service coverage test calculated, as defined, based on ratios of net operating income to debt service of 1:1 or greater.

The hotel achieved the required 1:1 coverage ratio in September 2011 and the debt was extended until November 2012. The joint venture has additional extension options available in 2012 subject to similar conditions including a minimum debt service coverage test calculated, as defined, based on ratios of net operating income to debt service for the twelve months ended September 30, 2012 of 1.1:1.0 or greater. The joint venture does not believe it will achieve this debt service coverage test and the joint venture may not be able to refinance the outstanding debt upon maturity. Additionally, there may be cash shortfalls from the operations of the hotel from time to time and there may not be enough operating cash flow to cover debt service payments in all months going forward, which could require additional contributions by the joint venture partners. To date in 2012, we have funded approximately $0.9 million in cash shortfalls, which have been treated in part as additional capital contributions and in part as loans from our management company subsidiary. The joint venture is discussing various options with the lenders, although there can be no assurance the joint venture will be able to extend the maturity date of the debt on a timely basis or at all. We do not intend to commit significant additional monies toward the repayment of the loan or the funding of operating deficits.

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

As of December 31, 2011, the Mondrian SoHo joint venture was determined to be a variable interest entity as a result of the possible upcoming debt maturity and recent cash shortfalls, and its equity was considered insufficient to permit the entity to finance its own activities, but we are not its primary beneficiary and, therefore, consolidation of this joint venture is not required. We continue to account for our investment in Mondrian SoHo using the equity method of accounting. The loss we recorded, due to impairment charges and operating results, on our investment in Mondrian SoHo was $4.1 million and $10.7 million the years ended December 31, 2011 and 2010, respectively.

Mondrian SoHo opened in February 2011, and we are operating the hotel under a 10-year management contract with two 10-year extension options.

Shore Club. As of December 31, 2011, we owned approximately 7% of the joint venture that owns Shore Club. On September 15, 2009, the joint venture received a notice of default on behalf of the special servicer for the lender on the joint venture’s mortgage loan for failure to make its September monthly payment and for failure to maintain its debt service coverage ratio, as required by the loan documents. On October 7, 2009, the joint venture received a second letter on behalf of the special servicer for the lender accelerating the payment of all outstanding principal, accrued interest, and all other amounts due on the mortgage loan. The lender also demanded that the joint venture transfer all rents and revenues directly to the lender to satisfy the joint venture’s debt. In March 2010, the lender for the Shore Club mortgage initiated foreclosure proceedings against the property in U.S. federal district court. In October 2010, the federal court dismissed the case for lack of jurisdiction. In November 2010, the lender initiated foreclosure proceedings in state court. We continue to operate the hotel pursuant to the management agreement during these proceedings. However, there can be no assurances we will continue to operate the hotel once foreclosure proceedings are complete.

Mondrian Istanbul. In December 2011, we announced a new hotel management agreement for an approximately 128 room Mondrian-branded hotel to be located in the Old City area of Istanbul, Turkey. Upon completion and opening of the hotel, we will operate the hotel pursuant to a 20-year management agreement, with a 10-year extension option. The hotel is scheduled to open in 2014. We contributed a total of $10.3 million in the form of equity and key money during December 2011 and January 2012, and will have a 20% ownership interest in the venture owning the hotel.

As of December 31, 2011, we had contributed $4.5 million toward our equity and key money obligation. In January 2012, we contributed the remaining $5.8 million. Our ownership in Mondrian Istanbul, after our $10.3 million contribution is 20%.

MC South Beach. On June 20, 2011, we completed the CGM Transaction, pursuant to which we acquired from affiliates of CGM the 50% interests CGM owned in our food and beverage joint ventures for approximately $20.0 million.

Our ownership interest in one of the food and beverage ventures covered by the CGM Transaction, MC South Beach LLC (“MC South Beach”) at Mondrian South Beach, is less than 100%, and was reevaluated in accordance with ASC 810-10. We concluded that this venture did not meet the requirements of a variable interest entity and accordingly, this investment in the joint venture is accounted for using the equity method, as we do not believe we exercise control over significant asset decisions such as buying, selling or financing.

At December 31, 2011, our investment in MC South Beach was $1.5 million. Our equity in loss of MC South Beach was $0.2 million for the year ended December 31, 2011.

For further information regarding our off balance sheet arrangements, see note 5 to our consolidated financial statements.

Recent Accounting Pronouncements

Accounting Standards Update No. 2011-04 — “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU

No. 2011-04”) generally provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will be effective for interim and annual periods beginning on or after December 15, 2011. We adopted ASU 2011-04, which did not have a material impact on our financial statements, for the year ended December 31, 2011.

Accounting Standards Update No. 2011-05 — “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”) amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We adopted ASU No. 2011-05 for the year ended December 31, 2011, and as such, our consolidated financial statements provide the appropriate amount of detail.

Accounting Standards Update No. 2011-08 — “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU No. 2011-08”) amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If this is the case, companies will need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. ASU No. 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We adopted this update for our year ended December 31, 2011, and adoption of this update did not have a material impact on our consolidated financial statements.

Accounting Standards Update No. 2011-10 — Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate—a Scope Clarification (a consensus of the FASB Emerging Issues Task Force) (“ASU 2011-10”) clarifies when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance for Real Estate Sale (Subtopic 360-20). The provisions of ASU 2011-10 are effective for public companies for fiscal years and interim periods within those years, beginning on or after June 15, 2012. When adopted, ASU 2011-10 is not expected to have a material impact on our consolidated financial statements.

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

•

Impairment of long-lived assets. When triggering events occur, we periodically review each property for possible impairment. Recoverability of such assets is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset, as determined by applying our operating budgets for future periods. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value. We estimated each property’s fair value using a discounted cash flow method taking into account each property’s expected cash flow from operations, holding period and net proceeds from the dispositions of the property. The factors we address in determining estimated net proceeds from disposition include anticipated operating cash flow in the year of disposition, terminal cash flow capitalization rate and selling price per room. Our judgment is required in determining the discount rate applied to estimated cash flows, the growth rate of the property revenues, and the need for capital expenditures, as well as specific market and economic conditions. Additionally, the classification of these assets as held-for-sale requires the recording of these assets at our estimate of their fair value less estimated selling costs which can affect the amount of impairment recorded. As of December 31, 2011 and 2010, management concluded that its long-lived assets were not impaired.

•

Impairment of goodwill. Goodwill represents the excess purchase price over the fair value of net assets attributable to business acquisitions and combinations. We test for impairment of goodwill at least annually and at year end. We will test for impairment more frequently if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. In accordance with ASU No. 2011-08, management assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If this is the case, management will perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. In applying the detailed two-step process, management identifies potential impairments in goodwill by comparing the fair value of the reporting unit with its book value. If the fair value of the reporting unit exceeds the carrying amount, including goodwill, the asset is not impaired. Any excess of carrying value over the estimated fair value of goodwill would be recognized as an impairment loss in continuing operations. Management applies a discounted cash flow method to perform its annual goodwill fair value impairment test taking into account approved operating budgets with appropriate growth assumptions, holding period and proceeds from disposing of the property. In addition to the discounted cash flow analysis, management also considers external independent appraisals to estimate fair value. The analysis and appraisals used by management are consistent with those used by a market participant. Judgment is required in determining the discount rate applied to estimated cash flows, growth rate of the property revenues, and the need for capital expenditures, as well as specific market and economic conditions. The discount rate and the terminal cash flow capitalization rate were based on applicable public hotel studies and market indices. Given the current economic environment, management believes that the growth assumptions applied are reasonable. The Company has one reportable operating segment, which is its reporting unit under ASC 350-20; therefore management aggregates goodwill associated to all owned hotels when analyzing potential impairment. As of December 31, 2011 and 2010, management concluded that no goodwill impairment existed as qualitative factors did not indicate that the fair value of our reporting unit was less than its fair value. Management does not believe it is reasonably likely that goodwill will become impaired in future periods, but will test before the 2012 year end if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

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

•

Derivative instruments and hedging activities. Derivative instruments and hedging activities require us to make judgments on the nature of our derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported as a component of interest expense in the consolidated statements of operations or as a component of equity on the consolidated balance sheets. While we believe our judgments are reasonable, a change in a derivative’s fair value or effectiveness as a hedge could affect expenses, net income and equity. Additionally, management determines fair value of our derivatives is in accordance with ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”). The valuation of interest rate caps and interest rate swaps, when used, are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. To comply with the provisions of ASC 820-10, we incorporate credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, management has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. Management believes that the valuation approach is acceptable and that our derivatives are properly stated at December 31, 2011 and 2010.

•

Consolidation Policy. Variable interest entities are accounted for within the scope of ASC 810-10 and are required to be consolidated by their primary beneficiary. The primary beneficiary at a variable interest entity is the enterprise that has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and obligation to absorb losses or the right to receive benefits of the variable interest entity that could be potentially significant to the variable interest entity. We evaluate our interests in accordance with ASC 810-10, Consolidation (“ASC 810-10”) to determine if they are variable interests in variable interest entities. Significant judgments and assumptions are made by us to determine whether an entity is a variable interest entity such as those regarding the sufficiency of an entity’s equity at risk and whether the entity’s equity holders have the power through voting or similar rights to direct the activities of the entity that most significantly impact its economic performance. We have evaluated the applicability of ASC 810-10 to our investments in unconsolidated hotel joint ventures and our food and beverage operation at a Joint Venture Hotel, Mondrian South Beach. We have determined that most of these joint ventures do not meet the requirements of a variable interest entity and some of the ventures meet the requirements of a variable interest entity of which we are not the primary beneficiary and therefore, consolidation of these ventures is not required. We account for these investments using the equity method as we believe we do not exercise control over significant asset decisions such as buying, selling or financing nor are we the primary beneficiary of the entities. Under the equity method, we increase our investment in unconsolidated joint ventures for our proportionate share of net income and contributions and decrease our investment balance for our proportionate share of net loss and distributions.

•

Assets Held for Sale. In accordance with ASC 360-10-45, Property, Plant, and Equipment, Other Presentation Matters, we consider properties to be assets held for sale when management approves and commits to a formal plan to actively market a property or a group of properties for sale and the sale is probable. Upon designation as an asset held for sale, we record the carrying value of each property or group of properties at the lower of its carrying value, which includes allocable goodwill, or its estimated fair value, less estimated costs to sell, and we stop recording depreciation expense. Any gain realized in connection with the sale of the properties for which we have significant continuing involvement, such as through a long-term management agreement, is deferred and recognized over the initial term of the related management agreement.

The operations of the properties held for sale prior to the sale date are recorded in discontinued operations unless we have continuing involvement, such as through a management agreement, after the sale.

•

Business Combinations. In accordance with ASC 805-10, Business Combinations, we recognize identifiable assets acquired, liabilities (both specific and contingent) assumed, and non-controlling interests in a business combination at their fair values at the acquisition date based on the exit price (i.e. the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date). Furthermore, acquisition-related costs, such as due diligence, legal and accounting fees, are not capitalized or applied in determining the fair value of the acquired assets. In certain situations, a deferred tax liability is created due to the difference between the fair value and the tax basis of the acquired asset at the acquisition date, which also may result in a goodwill asset being recorded.

•

Stock-based Compensation. We have adopted the fair value method of accounting prescribed in ASC 718-10, Compensation, Stock Based Compensation (“ASC 718-10”) for equity-based compensation awards. ASC 718-10 requires an estimate of the fair value of the equity award at the time of grant rather than the intrinsic value method. For all fixed equity-based awards to employees and Directors, which have no vesting conditions other than time of service, the fair value of the equity award at the grant date will be amortized to compensation expense over the award’s vesting period on a straight-line basis. For performance-based compensation plans, we recognize compensation expense at such time when the performance hurdle is anticipated to be achieved over the performance period based upon the fair value at the date of grant. The fair value is determined based on the value of our common stock on the grant date of the award, in the case of stock option awards, the Black-Scholes option pricing model, or in the case of outperformance long-term incentive units, or OPP LTIP Units, the Monte Carlo simulation method. Management’s assumptions when applying the Black-Scholes model are derived based upon the risk profile and volatility of our common stock and our peer group. The Monte Carlo simulation uses a statistical formula underlying the Black-Scholes and binomial formulas and such simulation is run approximately 100,000 times. For each simulation, the payoff is calculated at the settlement date, which is then discounted to the award date at a risk-free interest rate. The average of the values over all simulations is the expected value of the unit on the award date. Assumptions used in the valuations include factors associated with the underlying performance of the Company’s stock price and total shareholder return over the term of the performance awards including total stock return volatility and risk-free interest. We believe that the assumptions that we have applied to stock-based compensation are reasonable and we will continue to review such assumptions quarterly and revise them as market conditions change and management deems necessary.

•

Deferred income taxes and valuation allowance. We account for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance will be provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Such valuation allowance will be estimated by management based on our projected future taxable income. The estimate of future taxable income is highly subjective. We have a net operating loss for the tax year 2011 and anticipate that all or a major portion of the net operating loss will be utilized to offset any future gains on sale of assets. However, these assumptions may prove to be inaccurate, and unanticipated events and circumstances may occur in the future. To the extent actual results differ from these estimates; our future results of operations may be affected. At December 31, 2011 and 2010, we had a $113.2 million and $75.3 million valuation allowance against our deferred tax assets, respectively.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Some of our outstanding debt has a variable interest rate. As described in “Management’s Discussion and Analysis of Financial Results of Operations — Derivative Financial Instruments” above, we use some derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of December 31, 2011, our total outstanding consolidated debt, including capital lease obligations, was approximately $442.3 million, of which approximately $115.0 million, or 26.0%, was variable rate debt. At December 31, 2011, the one month LIBOR rate was 0.30%.

As of December 31, 2011, the $115.0 million of variable rate debt consisted of our outstanding balance on the Hudson Mortgage Loan. In connection with the Hudson 2011 Mortgage Loan, an interest rate cap for 3.0% in the amount of approximately $135.0 million, the full amount available under the mortgage after certain hurdles are met, as discussed above in “— Debt,” was entered into in August 2011, and was outstanding as of December 31, 2011. This interest rate cap matures in August 2013. As of December 31, 2011, we have $115.0 million outstanding on the Hudson 2011 Mortgage Loan. If market rates of interest on this $115.0 million variable rate debt increase by 1.0%, or 100 basis points, the increase in interest expense would reduce future pre-tax earnings and cash flows by approximately $1.2 million annually and the maximum annual amount the interest expense would increase on this variable rate debt is $3.2 million due to our interest rate cap agreement, which would reduce future pre-tax earnings and cash flows by the same amount annually. If market rates of interest on this $115.0 million variable rate decrease by 1.0%, the decrease in interest expense would increase pre-tax earnings and cash flow by approximately $1.2 million annually.

As of December 31, 2011, our fixed rate debt, excluding our Hudson capital lease obligation, of $321.2 million consisted of the trust notes underlying our trust preferred securities, the Convertible Notes, the Clift lease, and the TLG Promissory Notes. The fair value of some of this debt is greater than the book value. As such, if market rates of interest increase by 1.0%, or approximately 100 basis points, the fair value of our fixed rate debt at December 31, 2011 would decrease by approximately $28.8 million. If market rates of interest decrease by 1.0%, or 100 basis points, the fair value of our fixed rate debt at December 31, 2011 would increase by $34.4 million.

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

Currency Exchange Risk

As we have international operations at hotels that we manage in London and Mexico, currency exchange risks between the U.S. dollar and the British pound and the U.S. dollar and Mexican peso, respectively, arise as a normal part of our business. We reduce these risks by transacting these businesses in their local currency.

Generally, we do not enter into forward or option contracts to manage our exposure applicable to day-to-day net operating cash flows. We do not foresee any significant changes in either our exposure to fluctuations in foreign exchange rates or how such exposure is managed in the future, with the exception of the sale of our interests in our two London hotels, in connection with which we entered into a foreign currency forward contract due to the material nature of the transaction.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Morgans Hotel Group Co. and the notes related to the foregoing financial statements, together with the independent registered public accounting firm’s reports thereon, are set forth on pages F-1 through F-60 of this report. Additionally, the consolidated financial statements of our significant subsidiary are incorporated by reference in this Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15) that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the preparation of the Company’s annual financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. The assessment was based upon the framework described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of internal control over financial reporting. We have reviewed the results of the assessment with the Audit Committee of our Board of Directors.

Based on our assessment under the criteria set forth in COSO, management has concluded that, as of December 31, 2011, the Company maintained effective internal control over financial reporting.

BDO USA, LLP, an independent registered public accounting firm, that audited our consolidated financial statements included in this Annual Report has issued an attestation report on our internal control over financial reporting as of December 31, 2011, which appears in Item 9A, below.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders

Morgans Hotel Group Co.

New York, NY

We have audited Morgans Hotel Group Co.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Morgans Hotel Group Co.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Morgans Hotel Group Co. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Morgans Hotel Group Co. as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 9, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York

March 9, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding Directors, executive officers, corporate governance and our code of ethics is hereby incorporated by reference to the material appearing in the Proxy Statement for the Annual Stockholders Meeting to be held in 2012 (the “Proxy Statement”) under the captions “Board of Directors and Corporate Governance,” and “Executive Officer Biographies.” The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Voting Securities of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance.” The information required by this Item 10 with respect to the availability of our code of ethics is provided in Item 1 of this Annual Report on Form 10-K. See “Item 1 — Materials Available on Our Website.”

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Morgans Hotel Group Co.

New York, NY

We have audited the accompanying consolidated balance sheets of Morgans Hotel Group Co. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Morgans Hotel Group Co. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Morgans Hotel Group Co.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York

March 9, 2012

Morgans Hotel Group Co.

Consolidated Balance Sheets

(in thousands, except per share data)

	As of December 31,
	2011	2010
ASSETS
Property and equipment, net	$289,169	$291,078
Goodwill	69,105	53,691
Investments in and advances to unconsolidated joint ventures	10,201	20,450
Assets held for sale, net	—	194,964
Investment in property held for non-sale disposition, net	—	9,775
Cash and cash equivalents	28,855	5,250
Restricted cash	9,938	28,783
Accounts receivable, net	10,827	6,018
Related party receivables	4,142	3,830
Prepaid expenses and other assets	5,293	7,007
Deferred tax asset, net	78,778	80,144
Other, net	51,348	13,786

Total assets	$557,656	$714,776

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Debt and capital lease obligations	$442,395	$558,779
Mortgage debt of property held for non-sale disposition	—	10,500
Accounts payable and accrued liabilities	36,576	23,604
Debt obligation, accounts payable and accrued liabilities of assets held for sale	—	107,161
Accounts payable and accrued liabilities of property held for non-sale disposition	—	1,162
Distributions and losses in excess of investment in unconsolidated joint ventures	—	1,509
Deferred gain on asset sales	148,760	—
Other liabilities	14,394	13,866

Total liabilities	642,125	716,581
Commitments and contingencies
Redeemable noncontrolling interest	5,170	—
Preferred stock, $.01 par value; liquidation preference $1,000 per share, 75,000 shares authorized and issued at December 31, 2011 and 2010, respectively	54,143	51,118
Common stock, $.01 par value; 200,000,000 shares authorized; 36,277,495 shares issued at December 31, 2011 and 2010, respectively	363	363
Additional paid-in capital	286,914	297,554
Treasury stock, at cost, 5,487,289 and 5,985,045 shares of common stock at December 31, 2011 and 2010, respectively	(84,543)	(92,688)
Accumulated comprehensive loss	(38)	(3,194)
Accumulated deficit	(354,302)	(265,874)

Total Morgans Hotel Group Co. stockholders’ deficit	(97,463)	(12,721)
Noncontrolling interest	7,824	10,916

Total deficit	(89,639)	(1,805)

Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$557,656	$714,776

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Rooms	$120,351	$139,268	$127,188
Food and beverage	66,253	69,451	73,278
Other hotel	6,440	9,313	9,512

Total hotel revenues	193,044	218,032	209,978
Management fee-related parties and other income	14,288	18,338	15,073

Total revenues	207,332	236,370	225,051
Operating Costs and Expenses:
Rooms	37,626	42,620	41,602
Food and beverage	55,466	58,227	56,492
Other departmental	4,069	5,304	6,159
Hotel selling, general and administrative	43,629	48,216	47,705
Property taxes, insurance and other	16,475	16,233	17,599

Total hotel operating expenses	157,265	170,600	169,557
Corporate expenses, including stock compensation of $9.1 million, $10.9 million and $11.8 million, respectively	34,563	34,538	33,514
Depreciation and amortization	22,219	32,158	29,623
Restructuring, development and disposal costs	14,291	3,916	6,083
Impairment loss on receivables from unconsolidated joint venture	—	5,549	—

Total operating costs and expenses	228,338	246,761	238,777

Operating loss	(21,006)	(10,391)	(13,726)
Interest expense, net	35,514	41,346	48,557
Equity in loss of unconsolidated joint ventures	29,539	16,203	33,075
Gain on asset sales	(3,178)	—	—
Other non-operating expenses (income)	4,632	32,712	(2,448)

Loss before income tax expense (benefit)	(87,513)	(100,652)	(92,910)
Income tax expense (benefit)	929	(736)	(11,549)

Net loss from continuing operations	(88,442)	(99,916)	(81,361)
Income (loss) from discontinued operations, net of tax	485	16,268	(20,244)

Net loss	(87,957)	(83,648)	(101,605)
Net loss attributable to noncontrolling interest	2,554	2,239	1,881

Net loss attributable to Morgans Hotel Group Co.	(85,403)	(81,409)	(99,724)
Preferred stock dividends and accretion	(9,938)	(8,554)	(1,746)

Net loss attributable to common stockholders	$(95,341)	$(89,963)	$(101,470)

Other comprehensive loss:
Unrealized (loss) gain on valuation of swap/cap agreements, net of tax	(7)	9,067	17,500
Share of unrealized gain (loss) on valuation of swap agreements from unconsolidated joint venture, net of tax	1,456	(430)	—
Realized loss on settlement of swap/cap agreements, net of tax	—	(5,971)	(9,966)
Foreign currency translation gain, net of tax	1,707	140	415

Comprehensive loss	$(92,185)	$(87,157)	$(93,521)

(Loss) Income per share:
Basic and diluted continuing operations	$(3.05)	$(3.47)	$(2.71)
Basic and diluted discontinued operations	0.02	0.53	(0.67)
Basic and diluted attributable to common stockholders	$(3.03)	$(2.94)	$(3.38)
Weighted average number of common shares outstanding:
Basic and diluted	31,454	30,563	30,017

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.

Consolidated Statements of Stockholders’ (Deficit) Equity

(in thousands)

	Shares		Common Stock	Preferred Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Morgans Hotel Group Co. Stockholders’ (Deficit) Equity	Non controlling Interest	Total (Deficit) Equity
	Common Shares	Preferred Shares
January 1, 2009	29,519	—	$363	$—	$241,057	$(102,394)	$(13,949)	$(81,689)	$43,388	$17,968	$61,356
Net proceeds from preferred stock	—	75	—	48,066	(2,242)	—	—	—	45,824	—	45,824
Net loss	—	—	—	—	—	—	—	(99,724)	(99,724)	(1,881)	(101,605)
Accretion of discount on preferred stock	—	—	—	498	—	—	—	(498)	—	—	—
Foreign currency translation	—	—	—	—	—	—	415	—	415	—	415
Unrealized gain on valuation of swap/cap agreements, net of tax	—	—	—	—	—	—	17,500	—	17,500	—	17,500
Reclassification of realized loss on settlement of swap/cap agreements, net of tax	—	—	—	—	—	—	(9,966)	—	(9,966)	—	(9,966)
Stock-based compensation awards	—	—	—	—	11,763	—	—	—	11,763	—	11,763
Issuance of stock-based awards	164	—	—	—	(2,850)	2,670	—	—	(180)	—	(180)
Noncontrolling interest distribution	—	—	—	—	—	—	—	—	—	(1,696)	(1,696)

December 31, 2009	29,683	75	$363	$48,564	$247,728	$(99,724)	$(6,000)	$(181,911)	$9,020	$14,391	$23,411

Net proceeds from preferred stock	—	75	—	—	(245)	—	—	—	(245)	—	(245)
Net loss	—	—	—	—	—	—	—	(81,409)	(81,409)	(2,239)	(83,648)
Accretion of discount on preferred stock	—	—	—	2,554	—	—	—	(2,554)	—	—	—
Reclassification of warrants from liability to equity					47,128				47,128		47,128
Foreign currency translation	—	—	—	—	—	—	140	—	140	—	140
Unrealized gain on valuation of swap/cap agreements, net of tax	—	—	—	—	—	—	9,067	—	9,067	—	9,067
Reclassification of realized loss on settlement of swap/cap agreements, net of tax	—	—	—	—	—	—	(5,971)	—	(5,971)	—	(5,971)
Share of unrealized loss on valuation of swap agreements from unconsolidated joint venture, net of tax	—	—	—	—	—	—	(430)	—	(430)	—	(430)
Stock-based compensation awards	—	—	—	—	10,886	—	—	—	10,886	—	10,886
Issuance of stock-based awards	610	—	—	—	(7,943)	7,036	—	—	(907)	—	(907)
Noncontrolling interest distribution	—	—	—	—	—	—	—	—	—	(1,236)	(1,236)

December 31, 2010	30,293	75	$363	$51,118	$297,554	$(92,688)	$(3,194)	$(265,874)	$(12,721)	$10,916	$(1,805)

	Shares		Common Stock	Preferred Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Morgans Hotel Group Co. Stockholders’ (Deficit) Equity	Non controlling Interest	Total (Deficit) Equity
	Common Shares	Preferred Shares
Net loss	—	—	$—	$—	$—	$—	$—	$(85,403)	$(85,403)	$(2,554)	$(87,957)
Accretion of discount on preferred stock	—	—	—	3,025	—	—	—	(3,025)	—	—	—
Purchase of CGM joint venture ownership interests	—	—	—	—	(10,421)	—	—	—	(10,421)	289	(10,132)
Foreign currency translation	—	—	—	—	—	—	1,707	—	1,707	—	1,707
Unrealized loss on valuation of swap/cap agreements, net of tax	—	—	—	—	—	—	(7)	—	(7)	—	(7)
Share of unrealized gain on valuation of swap agreements from unconsolidated joint venture, net of tax	—	—	—	—	—	—	1,456	—	1,456	—	1,456
Stock-based compensation awards	—	—	—	—	8,554	—	—	—	8,554	—	8,554
Issuance of stock-based awards	497	—	—	—	(8,773)	8,145	—	—	(628)	—	(628)
Noncontrolling interest distribution	—	—	—	—	—	—	—	—	—	(827)	(827)

December 31, 2011	30,790	75	$363	$54,143	$286,914	$(84,543)	$(38)	$(354,302)	$(97,463)	$7,824	$(89,639)

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(87,957)	$(83,648)	$(101,605)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities (including discontinued operations):
Depreciation	20,042	29,934	28,943
Amortization of other costs	2,177	2,224	680
Amortization of deferred financing costs	8,659	6,399	4,509
Amortization of discount on convertible notes	2,277	2,276	2,276
Amortization of deferred gain on asset sales	(3,178)	—	—
Stock-based compensation	9,082	10,886	11,763
Accretion of interest on capital lease obligation	1,958	3,429	1,629
Equity in losses from unconsolidated joint ventures	29,539	16,203	33,075
Impairment loss on receivables from unconsolidated joint venture	—	5,549	—
Impairment loss and loss on disposal of assets	1,764	117	30,517
Gain on disposal of property held for non-sale disposition	(843)	(17,820)	—
Change in value of warrants	—	28,699	(6,065)
Deferred income taxes	—	(1,660)	(26,965)
Change in value of interest rate caps and swaps, net	36	26	—
Changes in assets and liabilities:
Accounts receivable, net	840	(1,557)	24
Related party receivables	(304)	139	(1,671)
Restricted cash	17,530	(7,653)	(1,893)
Prepaid expenses and other assets	4,479	703	(3,232)
Accounts payable and accrued liabilities	3,649	(2,687)	4,303
Other liabilities	—	(149)	270
Discontinued operations	—	1,338	3,137

Net cash provided by (used in) operating activities	9,750	(7,252)	(20,305)

Cash flows from investing activities:
Additions to property and equipment	(17,842)	(13,055)	(11,578)
Deposits into (withdrawals from) capital improvement escrows, net	1,005	(21)	521
Distributions from unconsolidated joint ventures	1,624	617	6
Proceeds from asset sales, net	266,491	—	—
Proceeds from sale of joint venture, net	74,754	—	—
Purchase of interest in food and beverage joint ventures, net of cash acquired	(19,291)	—	—
Purchase of 90% ownership interest in The Light Group, net of cash acquired	(28,363)	—	—
Investment in unconsolidated joint ventures	(14,083)	(6,556)	(23,953)

Net cash provided by (used in) investing activities	264,295	(19,015)	(35,004)

Cash flows from financing activities:
Proceeds from debt	193,992	2,500	139,289
Payments on debt and capital lease obligations	(436,160)	(32,841)	(121,748)
Debt issuance costs	(6,817)	(4,844)	(10,364)
Cash paid in connection with vesting of stock based awards	(628)	(907)	(180)
Distributions to holders of noncontrolling interests in consolidated subsidiaries	(827)	(1,102)	(1,696)
Net proceeds from issuance of preferred stock and warrants	—	(245)	70,321

Net cash (used in) provided by financing activities	(250,440)	(37,439)	75,622

Net increase (decrease) in cash and cash equivalents	23,605	(63,706)	20,313
Cash and cash equivalents, beginning of year	5,250	68,956	48,643

Cash and cash equivalents, end of year	$28,855	$5,250	$68,956

	Year Ended December 31,
	2011	2010	2009
Supplemental disclosure of cash flow information:
Cash paid for interest, net of interest capitalized	$23,962	$33,923	$41,743

Cash paid for taxes	$779	$20	$636

Non cash financing activities are as follows:
Reclassification of warrants to equity	$—	$47,128	$—

Non cash investment activities are as follows:
Acquisition of interest in unconsolidated joint ventures:
Furniture, fixture and equipment	$(706)	$—	$—
Other assets and liabilities, net	2,999	—	—
Distributions and losses in excess of investment in unconsolidated joint ventures	(1,587)	—	—

Cash included in purchase of interest in food and beverage joint ventures	$706	$—	$—

Acquisition of 90% ownership interest in The Light Group:
Furniture, fixture and equipment	$(151)	$—	$—
Other assets and liabilities, net	288	—	—

Cash included in purchase of 90% ownership interest in The Light Group	$137	$—	$—

Non cash investment and financing activities are as follows:
Promissory notes issued for acquisition of 90% ownership interest in The Light Group	$18,000	$—	$—

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.

Notes to Consolidated Financial Statements

1. Organization and Formation Transaction

Morgans Hotel Group Co. (the “Company”) was incorporated on October 19, 2005 as a Delaware corporation to complete an initial public offering (“IPO”) that was part of the formation and structuring transactions described below. The Company operates, owns, acquires and redevelops boutique hotels primarily in gateway cities and select resort markets in the United States, Europe and other international locations, and nightclubs, restaurants, bars and other food and beverage venues in many of the hotels we operate as well as in hotels and casinos operated by MGM Resorts International (“MGM”) in Las Vegas.

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

In connection with the IPO, the Former Parent contributed the subsidiaries and ownership interests in nine operating hotels in the United States and the United Kingdom to Morgans Group in exchange for membership units. Simultaneously, Morgans Group issued additional membership units to the Predecessor in exchange for cash raised by the Company from the IPO. The Former Parent also contributed all the membership interests in its hotel management business to Morgans Group in return for 1,000,000 membership units in Morgans Group exchangeable for shares of the Company’s common stock. The Company is the managing member of Morgans Group, and has full management control. On April 24, 2008, 45,935 outstanding membership units in Morgans Group were exchanged for 45,935 shares of the Company’s common stock. As of December 31, 2011, 954,065 membership units in Morgans Group remain outstanding.

On February 17, 2006, the Company completed its IPO. The Company issued 15,000,000 shares of common stock at $20 per share resulting in net proceeds of approximately $272.5 million, after underwriters’ discounts and offering expenses.

The Company has one reportable operating segment; it operates, owns, acquires, develops and redevelops boutique hotels, nightclubs, restaurants, bars and other food and beverage venues in many of the hotels it operates as well as in hotels and casinos operated by MGM Resorts International (“MGM”) in Las Vegas.

Operating Hotels

The Company’s operating hotels as of December 31, 2011 are as follows:

Hotel Name	Location	Number of Rooms	Ownership
Hudson	New York, NY	834	(1)
Morgans	New York, NY	114	(2)
Royalton	New York, NY	168	(2)
Mondrian SoHo	New York, NY	263	(3)
Delano South Beach	Miami Beach, FL	194	(4)
Mondrian South Beach	Miami Beach, FL	328	(5)
Shore Club	Miami Beach, FL	309	(6)
Mondrian Los Angeles	Los Angeles, CA	237	(7)
Clift	San Francisco, CA	372	(8)
Ames	Boston, MA	114	(9)
Sanderson	London, England	150	(10)
St Martins Lane	London, England	204	(10)
Hotel Las Palapas	Playa del Carmen, Mexico	75	(11)

(1)	The Company owns 100% of Hudson, which is part of a property that is structured as a condominium, in which Hudson constitutes 96% of the square footage of the entire building.
(2)	Operated under a management contract; wholly-owned until May 23, 2011, when the hotel was sold to a third-party.
(3)	Operated under a management contract and owned through an unconsolidated joint venture in which the Company held a minority ownership interest of approximately 20% at December 31, 2011 based on cash contributions. See note 5.
(4)	Wholly-owned hotel.
(5)	Operated under a management contract and owned through a 50/50 unconsolidated joint venture. As of December 31, 2011, 157 hotel residences have been sold, of which 82 are in the hotel rental pool. See note 5.
(6)	Operated under a management contract and owned through an unconsolidated joint venture in which the Company held a minority ownership interest of approximately 7% as of December 31, 2011. See note 5.
(7)	Operated under a management contract; wholly-owned until May 3, 2011, when the hotel was sold to a third-party.
(8)	The hotel is operated under a long-term lease which is accounted for as a financing. See note 7.
(9)	Operated under a management contract and owned through an unconsolidated joint venture in which the Company held a minority interest ownership of approximately 31% at December 31, 2011 based on cash contributions. See note 5.
(10)	Operated under a management contract; owned through a 50/50 unconsolidated joint venture until November 2011, when the Company sold its equity interests in the joint venture to a third-party. See note 5.
(11)	Operated under a management contract.

Restaurant Joint Venture

Prior to June 20, 2011, the food and beverage operations of certain of the hotels were operated under 50/50 joint ventures with a third party restaurant operator, China Grill Management Inc. (“CGM”). The joint ventures operated, and CGM managed, certain restaurants and bars at Delano South Beach, Mondrian Los Angeles, Mondrian South Beach, Morgans, Sanderson and St Martins Lane. The food and beverage joint ventures at hotels the Company owned were determined to be VIEs and the Company believed that it was the primary beneficiary of these entities, therefore consolidating the operating results of the joint venture into the Company’s consolidated financial statements. The Company’s partner’s share of the results of operations of these food and beverage joint ventures were recorded as noncontrolling interests in the accompanying consolidated financial statements. The food and beverage joint ventures at hotels in which the Company had a joint venture ownership interest were accounted for using the equity method, as the Company did not believe it exercised control over significant asset decisions such as buying, selling or financing, and the Company was not the primary beneficiary of the entities.

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

As a result of the CGM Transaction, the Company owns 100% of the former food and beverage joint venture entities located at Delano South Beach, Sanderson and St Martins Lane, all of which are consolidated in the Company’s consolidated financial statements. Prior to the completion of the CGM Transaction, the Company accounted for the food and beverage entities located at Sanderson and St Martins Lane using the equity method of accounting. See note 5.

Following the CGM Transaction, the Company owned 100% of the former food and beverage venue at Morgans, which consisted of a restaurant. In October 2011, the restaurant at Morgans was closed and is currently undergoing a renovation and re-concepting to create a lounge and restaurant expected to open in the first half of

2012. Effective February 1, 2012, the Company transferred its ownership interest in Morgans food and beverage operations to the hotels owner by terminating the operating lease for the restaurant space.

The Company’s ownership interests in the remaining two of these food and beverage ventures covered by the CGM Transaction, relating to the food and beverage operations at Mondrian Los Angeles and Mondrian South Beach, was less than 100%, and were reevaluated in accordance with ASC 810-10, Consolidation (“ASC 810-10”). The Company concluded that these two ventures did not meet the requirements of a variable interest entity and accordingly, these investments in joint ventures were accounted for using the equity method, as the Company does not believe it exercises control over significant asset decisions such as buying, selling or financing. See note 5. Prior to the completion of the CGM Transaction, the Company consolidated the Mondrian Los Angeles food and beverage entity, as it was the primary beneficiary of the venture.

On August 5, 2011, an affiliate of Pebblebrook Hotel Trust (“Pebblebrook”), the company that purchased Mondrian Los Angeles in May 2011 (as discussed in note 17), exercised its option to purchase the Company’s remaining ownership interest in the food and beverage operations at Mondrian Los Angeles for approximately $2.5 million. As a result of Pebblebrook’s exercise of this purchase option, the Company no longer has any ownership interest in the food and beverage operations at Mondrian Los Angeles.

The Light Group Acquisition

On November 30, 2011 pursuant to purchase agreements entered into on November 17, 2011, certain of the Company’s subsidiaries completed the acquisition of 90% of the equity interests in a group of companies known as The Light Group (“TLG”), which develops, redevelops and operates nightclubs, restaurants, bars and other food and beverage venues, for a purchase price of $28.5 million in cash and up to $18 million in notes convertible into shares of the Company’s common stock at $9.50 per share subject to the achievement of certain EBITDA (earnings before interest, tax, depreciation and amortization) targets for the acquired business (“The Light Group Transaction”).

As December 31, 2011, the purchase price, including the estimated fair value of contingent consideration and related purchase price allocations for the Company’s acquisition of TLG were preliminary. The Company is currently having a valuation study performed for its acquisition. For the year ended December 31, 2011, the Company incorporated preliminary allocations into its financial statements, which may be revised as a result of additional information relating to assets acquired and liabilities assumed or revisions to the preliminary estimates of fair value as of the date of purchase. Once the valuation study is complete and the Company has reviewed its results, the Company will recognize additional assets or liabilities if new information is obtained about the facts and circumstances existing as of the date of acquisition, that, if known, would have resulted in the recognition of those assets and liabilities as of that date. Adjustments to the initial allocation of purchase price during the measurement period requires the revision of comparative prior period financial information when reissued in subsequent financial statements. The effect of measurement period adjustments to the allocation of purchase price would be as if the adjustments had been taken into account on the date of acquisition. The effects of measurement period adjustments may cause changes in amortization or other income or expense recognized in prior periods. All changes that do not qualify as measurement period adjustments are included in current period earnings.

For the year ended December 31, 2011, the initial purchase price was allocated as follows:

Current assets	$3,739
Current liabilities	(3,059)
Management contracts	35,289
Goodwill	15,051
Other intangible assets	650
Redeemable noncontrolling interest liability (discussed below)	(5,170)

Total purchase price	$46,500

TLG is a leading lifestyle food and beverage management company, which operates numerous venues in Las Vegas pursuant to management agreements with MGM Resorts International (“MGM”). The primary assets of TLG consist of its management and similar agreements with various MGM affiliates. Each of TLG’s venues is managed by an affiliate of TLG, which receives revenue based on a revenue sharing arrangement. Through the Company’s ownership of TLG, it recognizes management fees in accordance with the applicable management agreement which generally provide for base management fees as a percentage of Gross Sales, as defined, and incentive management fees as a percentage of Net Profits, as defined.

TLG owns the trade name, service mark or other intellectual property rights associated with the name of most of its nightclubs, lounges, restaurants and pools.

TLG’s management agreements are typically structured as 10-year initial term contracts (effective the opening date of each respective venue) with renewal options, as detailed in the table below. As of December 31, 2011, TLG manages the following venues:

	Location	Year Opened
Nightclubs:
The Bank	Bellagio	2007
Haze	Aria	2009
1Oak	Mirage	2011
Lounges:
Lily Bar & Lounge	Bellagio	2012
The Deuce Lounge	Aria	2009
Gold Lounge	Aria	2009
Revolution Lounge	Mirage	2009
Restaurants:
Brand Steakhouse	Monte Carlo	2007
Diablo’s Cantina	Monte Carlo	2007
FIX Restaurant & Bar	Bellagio	2004
Stack Restaurant	Mirage	2005
Yellowtail Japanese Restaurant & Lounge	Bellagio	2008
Pool Lounges:
Bare	Mirage	2007
Liquid	Aria	2010

Under TLG’s management agreements, all costs associated with the construction, build-out, FF&E, operating supplies, equipment and daily operational expenses are borne by each respective MGM affiliate.

TLG’s management agreements may be subject to early termination in specified circumstances. For example, the agreements contain, among other covenants, a performance test that stipulates a minimum level of operating performance, and restrictions as to certain requirements of suitability, capacity, compliance with laws and material terms, financial stability, and that certain named representatives must remain employed by or under contract to TLG.

As part of The Light Group Transaction, Morgans Group, TLG Acquisition LLC (“TLG Acquisition”), the Company’s newly-formed subsidiary, Sasson Masi F&B Holdings, LLC, Sasson Masi Nightlife Holdings, LLC, Andrew Sasson and Andy Masi entered into a Master Purchase Agreement (the “Sasson/Masi Purchase Agreement”), pursuant to which TLG Acquisition agreed to purchase 100% of the equity interest in The Light Group LLC, 50% of the equity interest in HHH Holdings LLC, and 50% of the equity interest in DDD Holdings, LLC. In addition, Morgans Group, TLG Acquisition, Zabeel Investments (L.L.C.) and Zabeel Investments Inc. (“Zabeel”) entered into a separate Securities Purchase Agreement (the “Zabeel Purchase Agreement”), pursuant to which TLG Acquisition agreed to purchase the remaining 50% of the equity interest in HHH Holdings, LLC and DDD Holdings, LLC. The aggregate purchase price consists of the following: (i) $20 million in cash to Zabeel, (ii) $5.5 million in cash to Mr. Sasson and $3.0 million in cash to Mr. Masi, in each case, subject to customary working capital adjustments, (iii) the issuance of 10% of the equity interests in TLG Acquisition, with 5% to Mr. Sasson and 5% to Mr. Masi, (iv) promissory notes convertible into shares of our common stock for up to $18.0 million in potential payments, allocated $16.0 million to Mr. Sasson and $2.0 million to Mr. Masi, and (v) an annual interest payment of 8% (increasing to 18% after the third anniversary of the closing date, as described below) on the promissory notes.

The Sasson/Masi Purchase Agreement provides for the seller parties, jointly and severally, and the buyer parties to provide customary indemnifications to the other parties for breaches of representations, warranties and other covenants, subject to a $5 million cap.

In connection with the TLG Acquisition, the Company incurred approximately $1.2 million of transaction costs where were expensed as incurred and are recorded in other non-operating expense on the Company’s consolidated statements of operations and comprehensive loss.

TLG Acquisition Operating Agreement. Concurrent with the closing of The Light Group Transaction, the TLG Acquisition operating agreement (the “TLG Acquisition Operating Agreement”) was amended and restated to provide that Morgans Group, which holds 90% of the membership interests in TLG Acquisition, is the managing member and that Messrs. Sasson and Masi, each of whom hold 5% membership interests in TLG Acquisition, are non-managing members of TLG Acquisition. Messrs. Sasson and Masi, however, will have approval rights over, among other things, certain fundamental transactions involving TLG Acquisition and, for so long as the promissory notes remain outstanding, annual budgets, amendments or terminations of management agreements and other actions that would materially and adversely affect the likelihood that TLG Acquisition would achieve $18 million in Non-Morgans EBITDA during the applicable measurement period.

Each of Messrs. Sasson and Masi will have the right to require Morgans Group to purchase his equity interest in TLG at any time after the third anniversary of the closing date at a purchase price equal to seven times the Non-Morgans EBITDA for the preceding 12 months, subject to certain adjustments (“Sasson-Masi Put Option”). In addition, Morgans Group will have the right to require each of Messrs. Sasson and Masi to sell his equity interest in TLG at any time after the sixth anniversary of the closing date at a purchase price equal to seven times the Non-Morgans EBITDA for the preceding 12 months, subject to certain adjustments. The company accounted for the Sasson-Masi Put Option in accordance with ASC 810, Consolidation, and ASC 480, Distinguishing Liabilities from Equity, which requires the contingent consideration, which is considered redeemable, be measured at the future redemption amount as of the date of acquisition thereby requiring the obligation to be presented in temporary equity. The Company recorded an obligation of $5.1 million related to the Sasson-Masi Put Option, which is recorded as redeemable noncontrolling interest on the December 31, 2011 consolidated balance sheet.

Supplemental Information for TLG Acquisition. The operating results of TLG since its acquisition on November 30, 2011 have been included in the Company’s consolidated financial statements. The following table presents the results of TLG since acquisition on a stand-alone basis (in thousands):

TLG Operating Results included in the Company’s results for the year ended December 31, 2011
Revenues	$560
Income from continuing operations	$490

The following table presents the Company’s unaudited revenues and loss from continuing operations on a pro forma basis as if it had completed the TLG Acquisition as of January 1, 2010:

	Year Ended December 31, 2011 (unaudited)	Year Ended December 31, 2010 (unaudited)
Total revenues, as reported by the Company	$207,332	$236,370
Plus: TLG total revenues	9,910	10,633

Pro forma total revenues	$217,242	$247,003

Total loss from continuing operations, as reported by the Company	$(88,442)	$(99,916)
Plus: TLG income from continuing operations	7,673	8,726
Plus: transaction costs to purchase TLG ownership interest	1,233	—

Pro forma loss from continuing operations.	$(79,536)	$(91,190)

The above unaudited pro forma income (loss) from continuing operations for the year ended December 31, 2011 excludes $1.2 million of transaction costs incurred to acquire TLG as well as the noncontrolling interest adjustment, which would be presented on the Company’s financial statements, for the 10% ownership interest in TLG that the Company did not acquire.

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

Restricted Cash

Certain debt or lease agreements typically require the hotel owners to reserve funds at amounts equal to 4% of the hotel’s revenues and require the funds to be set aside in restricted escrow accounts for the future replacement of furniture, fixtures and equipment. In addition, certain food and beverage ventures require the ventures to set aside restricted cash of between 2% to 4% of gross revenues of the restaurant for the future replacement of furniture, fixtures and equipment. As replacements occur, the Company’s subsidiaries are eligible for reimbursement from these escrow accounts.

As further required by certain debt agreements, restricted cash also consists of cash held in escrow accounts for taxes, ground rent, insurance premiums and debt service payments.

Accounts Receivable

Accounts receivable are carried at their estimated recoverable amount, net of allowances. Management provides for the allowances based on a percentage of aged receivables and assesses accounts receivable on a periodic basis to determine if any additional amounts will potentially be uncollectible. After all attempts to collect accounts receivable are exhausted, the uncollectible balances are written off against the allowance. The allowance for doubtful accounts is immaterial for all periods presented. Capitalized interest for the year ended December 31, 2009 was $0.2 million.

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

Costs of significant improvements, including real estate taxes, insurance, and interest during the construction periods are capitalized. There was no capitalized interest for the years ended December 31, 2011 or 2010.

Goodwill

Goodwill represents the excess purchase price over the fair value of net assets attributable to business acquisitions and combinations. The Company tests for impairment of goodwill at least annually and at year end. The Company will test for impairment more frequently if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. In accordance with ASU No. 2011-08, management assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If this is the case, management will perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. In applying the detailed two-step process, management identifies potential impairments in goodwill by comparing the fair value of the reporting unit with its book value. If the fair value of the reporting unit exceeds the carrying amount, including goodwill, the asset is not impaired. Any excess of carrying value over the estimated fair value of goodwill would be recognized as an impairment loss in continuing operations.

The Company has one reportable operating segment, which is its reporting unit under ASC 350-20; therefore management aggregates goodwill associated to all owned hotels as well as the goodwill recorded in connection with the acquisition of TLG when analyzing potential impairment.

As of December 31, 2011 and 2010, management concluded that no goodwill impairment existed as qualitative and quantitative factors did not indicate that the fair value of the Company’s reporting unit was less than its fair value. Management does not believe it is reasonably likely that goodwill will become impaired in future periods, but will test before the 2012 year end if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Property, Plant and Equipment (“ASC 360-10”) long-lived assets currently in use are reviewed periodically for possible impairment and will be written down to fair value if considered impaired. Long-lived assets to be disposed of are written down to the lower of cost or fair value less the estimated cost to sell. The Company reviews its portfolio of long-lived assets for impairment at least annually or when specific triggering events occur, as required by ASC 360-10. Recoverability of such assets is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset as determined by analyzing the operating budgets for future periods. When events or changes of circumstances indicate that an asset’s carrying value may not be recoverable, the Company tests for impairment by reference to the applicable asset’s estimated future cash flows. The Company estimated each property’s fair value using a discounted cash flow method taking into account each property’s expected cash flow from operations, holding period and net proceeds from the dispositions of the property. The factors the Company addresses in determining estimated net proceeds from disposition include anticipated operating cash flow in the year of disposition, terminal cash flow capitalization rate and selling price per room. For the years ended December 31, 2011, 2010 and 2009, management concluded that all long-lived assets were not impaired.

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

Business Combinations

The Company recognizes identifiable assets acquired, liabilities (both specific and contingent) assumed, and non-controlling interests in a business combination at their fair values at the acquisition date based on the exit price (i.e. the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date). Furthermore, acquisition-related costs, such as due diligence, legal and accounting fees, are not capitalized or applied in determining the fair value of the acquired assets. In certain situations, a deferred tax liability is created due to the difference between the fair value and the tax basis of the acquired asset at the acquisition date, which also may result in a goodwill asset being recorded.

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

The Company periodically reviews its investments in unconsolidated joint ventures for other-than-temporary declines in market value. In this analysis of fair value, the Company uses a discounted cash flow analysis to estimate the fair value of its investment taking into account expected cash flow from operations, holding period and net proceeds from the dispositions of the property. Any decline that is not expected to be recovered is considered other-than-temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. In 2011, based on current economic conditions and the upcoming mortgage debt maturity, the joint venture concluded that the hotel was impaired and the Company wrote down its investment in Ames in Boston to zero and recorded its share of impairments charge through equity in loss of unconsolidated joint ventures of $10.6 million. Additionally, in both 2011 and 2010, the Company recognized, through its equity in loss from unconsolidated joint ventures, impairment charges of approximately $4.1 million and $10.7 million, respectively, related to its investment in Mondrian SoHo. In 2010 and 2009, the Company recognized through its equity in loss of unconsolidated joint ventures its share of impairment charges of approximately $6.2 million and $7.8 million, respectively, related to its investment in Mondrian South Beach. In 2009, the Company recognized through its equity in loss of unconsolidated joint ventures its share of impairment charges of approximately $17.2 million relating to its investment in Echelon Las Vegas.

Other Assets

Other assets consist primarily of the fair value of the TLG management contracts, as discussed further in note 1. TLG operates numerous nightlclubs, restaurants and bar venues in Las Vegas pursuant to management agreements with MGM. The management contract assets are being amortized, using the straight line method, over the expected life of each applicable management contract.

Additionally, other assets consists of deferred financing costs and fair value of the management contracts in the food and beverage venues at Sanderson and St Martins Lane, which the Company acquired from its restaurant joint venture partner, as discussed further in note 1. The Sanderson and St Martins Lane food and beverage management contract are being amortized, using the straight line method, over the expected life of the contracts.

Deferred financing costs are being amortized, using the straight line method, which approximates the effective interest rate method, over the terms of the related debt agreements.

Foreign Currency Translation

Prior to the sale of Sanderson and St Martins Lane in November 2011, the translation of transactions with the Company’s foreign joint ventures has resulted in foreign currency transaction gains and losses, which have been reflected in the results of operations based on exchange rates in effect at the date of the transactions. Such transactions did not have a material effect on the Company’s earnings. The Company’s investments in its foreign joint ventures were translated into U.S. dollars at the applicable year-end exchange rate with the translation adjustment, net of applicable deferred income taxes, presented as a component of other comprehensive loss. The Company recognized a gain of $2.5 million, $0.1 million, and $0.4 million for the years ended December 31, 2011, 2010 and 2009, respectively, for this translation adjustment.

Revenue Recognition

The Company’s revenues are derived from lodging, food and beverage and related services provided to hotel customers such as telephone, minibar and rental income from tenants, as well as hotel and food and beverage management services. Revenue is recognized when the amounts are earned and can reasonably be estimated. These revenues are recorded net of taxes collected from customers and remitted to government authorities and are recognized as the related services are delivered. Rental revenue is recorded on a straight-line basis over the term of the related lease agreement.

Additionally, the Company recognizes base and incentive management fees and chain service fees related to the management of operating hotels in which the Company does not have an ownership interest, or in operating hotels that are unconsolidated joint ventures. These fees are recognized as revenue when earned in accordance with the applicable management agreement. The Company recognizes base management and chain service fees as a percentage of revenue and incentive management fees as a percentage of net operating income or Net Capital or Refinancing Proceeds, as defined in the management agreement. The chain service fees represent cost reimbursements from managed hotels, which are incurred, and reimbursable costs to the Manager.

The Company, through its ownership of TLG, also recognizes management fees from the management of nightclubs, restaurants, lounges and bars. These fees are recognized as revenue when earned in accordance with the applicable management agreement. The Company recognizes base management fees as a percentage of Gross Sales, as defined, and incentive management fees as a percentage of Net Profits, as defined.

Concentration of Credit Risk

The Company places its temporary cash investments in high credit financial institutions. However, a portion of temporary cash investments may exceed FDIC insured levels from time to time. The Company has never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at December 31, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred and are included in hotel selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss. These costs amounted to approximately $8.8 million, $10.4 million, and $11.5 million for the years ended December 31, 2011, 2010, and 2009, respectively.

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

The Company’s deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the Company’s provision for income taxes and increases to the valuation allowance result in additional provision for income taxes. The realization of the Company’s deferred tax assets, net of the valuation allowance, is primarily dependent on estimated future taxable income. A change in the Company’s estimate of future taxable income may require an addition to or reduction from the valuation allowance. The Company has established a reserve on its deferred tax assets based on anticipated future taxable income and tax strategies which may include the sale of property or an interest therein. In 2011, 2010 and 2009, the Company recorded a valuation allowance of $37.9 million, $41.3 million and $34.0 million, respectively.

All of the Company’s foreign subsidiaries are subject to local jurisdiction corporate income taxes. Income tax expense is reported at the applicable rate for the periods presented.

Income taxes for the years ended December 31, 2011, 2010 and 2009, were computed using the Company’s effective tax rate.

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

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (loss) (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings as a component of interest expense. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.

As of December 31, 2011 and 2010, the estimated fair market value of the Company’s cash flow hedges is immaterial.

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

The Company has entered into warrant agreements with Yucaipa, as discussed in note 11, providing Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P. (collectively, the “Investors”) with consent rights over certain transactions for so long as they collectively own or have the right to purchase through exercise of the warrants 6,250,000 shares of the Company’s common stock.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2011 and 2010, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. Accordingly, all derivatives have been classified as Level 2 fair value measurements.

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

Although the Company has determined that the majority of the inputs used to value the outstanding warrants fall within Level 1 of the fair value hierarchy, the Black-Scholes model utilizes Level 3 inputs, such as estimates of the Company’s volatility. Accordingly, the warrant liability was classified as a Level 3 fair value measure. On October 15, 2010, this liability was reclassified into equity, as required by ASC 815-10-15, Derivatives and Hedging, Embedded Derivatives (“ASC 815-10-15”).

In connection with its Outperformance Award Program, as discussed in note 10, the Company issued OPP LTIP Units (as defined in note 10) which were initially fair valued on the date of grant, and at each reporting period, utilizing a Monte Carlo simulation to estimate the probability of the performance vesting conditions being satisfied. The Monte Carlo simulation used a statistical formula underlying the Black-Scholes and binomial formulas and such simulation was run approximately 100,000 times. As the Company has the ability to settle the vested OPP LTIP Units with cash, these awards are not considered to be indexed to the Company’s stock price and must be accounted for as liabilities at fair value.

Although the Company has determined that the majority of the inputs used to value the OPP LTIP Units fall within Level 1 of the fair value hierarchy, the Monte Carlo simulation model utilizes Level 3 inputs, such as estimates of the Company’s volatility. Accordingly, the OPP LTIP Unit liability was classified as a Level 3 fair value measure.

During the year ended December 31, 2011 and 2010, the Company recognized non-cash impairment charges of $4.1 million and $10.7 million, respectively, related to the Company’s investment in Mondrian SoHo, through equity in loss from unconsolidated joint ventures. During the year ended December 31, 2009, the Company recognized non-cash impairment charges of $30.4 million related to adjustments to the value of a property held for non-sale disposition and hotel property of discontinued operations to their estimated fair values at December 31, 2009. The Company’s estimated fair value relating to this impairment assessment was based primarily upon Level 3 measurements, including a discounted cash flow analysis to estimate the fair value of the assets taking into account the assets expected cash flow, holding period and estimated proceeds from the disposition of assets, as well as market and economic conditions.

The following table presents the impairment charges recorded as a result of applying Level 3 non-recurring measurements included in net loss for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Investment in Mondrian SoHo	$4,067	$10,731	$—
Investment in property across from Delano South Beach held for non-sale disposition, net	—	—	11,913
Investment in hotel property of discontinued operations, net	—	—	18,477

Total Level 3 measurement impairment losses included in earnings	$4,067	$10,731	$30,390

Fair Value of Financial Instruments

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, and fixed and variable rate debt. Management believes the carrying amount of the aforementioned financial instruments, excluding fixed-rate debt, is a reasonable estimate of fair value as of December 31, 2011 and 2010 due to the short-term maturity of these items or variable market interest rates.

The fair market value of the Company’s $240.6 million of fixed rate debt, excluding capitalized lease obligations and including the Convertible Notes and TLG Promissory Notes, as discussed in note 7, at face value, as of December 31, 2011 was approximately $229.8 million, using market interest rates. The fair market value of the Company’s $222.6 million of fixed rate debt, excluding capitalized lease obligations and including the Convertible Notes at face value, as of December 31, 2010 was $248.6 million, using market interest rates.

Although the Company has determined that the majority of the inputs used to value its fixed rate debt fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its fixed rate debt utilize Level 3 inputs, such as estimates of current credit spreads. However, as of December 31, 2011 and 2010, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its fixed rate debt and determined that the credit valuation adjustments are not significant to the overall valuation of its fixed rate debt. Accordingly, all derivatives have been classified as Level 2 fair value measurements.

Stock-based Compensation

The Company accounts for stock based employee compensation using the fair value method of accounting described in ASC 718-10. For share grants, total compensation expense is based on the price of the Company’s stock at the grant date. For option grants, the total compensation expense is based on the estimated fair value using the Black-Scholes option-pricing model. For awards under the Company’s Outperformance Award Program, discussed in note 10, long-term incentive awards, the total compensation expense is based on the estimated fair value using the Monte Carlo pricing model. Compensation expense is recorded ratably over the vesting period. Stock compensation expense recognized for the years ended December 31, 2011, 2010 and 2009 was $9.1 million, $10.9 million and $11.8 million, respectively.

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

The membership units in Morgans Group, the Company’s operating company, owned by the Former Parent are presented as noncontrolling interest in Morgans Group in the consolidated balance sheets and were approximately $7.8 million and $10.6 million as of December 31, 2011 and 2010, respectively. The noncontrolling interest in Morgans Group is: (i) increased or decreased by the limited members’ pro rata share of Morgans Group’s net income or net loss, respectively; (ii) decreased by distributions; (iii) decreased by exchanges of membership units for the Company’s common stock; and (iv) adjusted to equal the net equity of Morgans Group multiplied by the limited members’ ownership percentage immediately after each issuance of units of Morgans Group and/or shares of the Company’s common stock and after each purchase of treasury stock through an adjustment to additional paid-in capital. Net income or net loss allocated to the noncontrolling interest in Morgans Group is based on the weighted-average percentage ownership throughout the period.

Additionally, less than $0.3 million was recorded as noncontrolling interest as of December 31, 2010, which represents the Company’s joint venture partner’s interest in food and beverage ventures at certain of the Company’s hotels.

Recent Accounting Pronouncements

Accounting Standards Update No. 2011-04 — “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU No. 2011-04”) generally provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will be effective for interim and annual periods beginning on or after December 15, 2011. The Company adopted ASU 2011-04, which did not have a material impact on its financial statements, for the year ended December 31, 2011.

Accounting Standards Update No. 2011-05 — “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”) amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company adopted ASU No. 2011-05 for the year ended December 31, 2011, and as such, its financial statements provide the appropriate disclosure.

Accounting Standards Update No. 2011-08 — “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU No. 2011-08”) amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If this is the case, companies will need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. ASU No. 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted this update for its year ended December 31, 2011, and adoption of this update did not have a material impact on its financial statements.

Accounting Standards Update No. 2011-10 — Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate—a Scope Clarification (a consensus of the FASB Emerging Issues Task Force) (“ASU 2011-10”) clarifies when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance for Real Estate Sale (Subtopic 360-20). The provisions of ASU 2011-10 are effective for public companies for fiscal years and interim periods within those years, beginning on or after June 15, 2012. When adopted, ASU 2011-10 is not expected to have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation, including discontinued operations, discussed in note 15, and assets held for sale, discussed in note 17.

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

Basic earnings (loss) per share is calculated based on the weighted average number of common stock outstanding during the period. Diluted earnings (loss) per share include the effect of potential shares outstanding, including dilutive securities. Potential dilutive securities may include shares and options granted under the Company’s stock incentive plan and membership units in Morgans Group, which may be exchanged for shares of the Company’s common stock under certain circumstances. The 954,065 Morgans Group membership units (which may be converted to cash, or at the Company’s option, common stock) held by third parties at December 31, 2011, warrants issued to the Investors, unvested restricted stock units, LTIP Units (as defined in note 10), stock options, OPP LTIP Units and shares issuable upon conversion of outstanding Convertible Notes (as defined in note 7) have been excluded from the diluted net income (loss) per common share calculation, as there would be no effect on reported diluted net income (loss) per common share.

The table below details the components of the basic and diluted loss per share calculations (in thousands, except for per share data):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Numerator:
Net loss from continuing operations	$(88,442)	$(99,916)	$(81,361)
Net income (loss) from discontinued operations, net of tax	485	16,268	(20,244)

Net loss	(87,957)	(83,648)	(101,605)
Net loss attributable to noncontrolling interest	2,554	2,239	1,881

Net loss attributable to Morgans Hotel Group Co.	(85,403)	(81,409)	(99,724)
Less: preferred stock dividends and accretion	9,938	8,554	1,746

Net loss attributable to common stockholders	$(95,341)	$(89,963)	$(101,470)

Denominator, continuing and discontinued operations:
Weighted average basic common shares outstanding	31,454	30,563	30,017
Effect of dilutive securities	—	—	—

Weighted average diluted common shares outstanding	31,454	30,563	30,017

Basic and diluted loss from continuing operations per share	$(3.05)	$(3.47)	$(2.71)

Basic and diluted income (loss) from discontinued operations per share	$0.02	$0.53	$(0.67)

Basic and diluted loss available to common stockholders per common share	$(3.03)	$(2.94)	$(3.38)

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	As of December 31, 2011	As of December 31, 2010
Land	$45,194	$45,194
Building	298,953	299,302
Furniture, fixtures and equipment	86,062	84,828
Construction in progress	12,125	460
Property subject to capital lease	6,111	6,111

Subtotal	448,445	435,895
Less accumulated depreciation	(159,276)	(144,817)

Property and equipment, net	$289,169	$291,078

Depreciation on property and equipment was $20.0 million, $29.9 million, and $28.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. Included in this expense was $0.1 million for the years ended December 31, 2011, 2010 and 2009 related to depreciation on property subject to capital leases.

5. Investments in and Advances to Unconsolidated Joint Ventures

The Company’s investments in and advances to unconsolidated joint ventures and its equity in earnings (losses) of unconsolidated joint ventures are summarized as follows (in thousands):

Investments

Entity	As of December 31, 2011	As of December 31, 2010
Mondrian South Beach	$4,015	$5,817
Morgans Hotel Group Europe Ltd.	—	1,366
Mondrian SoHo	—	—
Boston Ames	—	10,709
Mondrian Istanbul	4,564	—
Mondrian South Beach food and beverage—MC South Beach(1)	1,465	—
Other	157	2,558

Total investments in and advances to unconsolidated joint ventures	$10,201	$20,450

Entity	As of December 31, 2011	As of December 31, 2010
Restaurant Venture — SC London (2)	$—	$(1,509)

Total losses from and distributions in excess of investment in unconsolidated joint ventures	$—	$(1,509)

(1)	Following the CGM Transaction, the Company’s ownership interest in this food and beverage joint venture is less than 100%, and based on the Company’s evaluation, this venture does not meet the requirements of a variable interest entity. Accordingly, this joint venture is accounted for using the equity method as the Company does not maintain control over this entity.
(2)	Until June 20, 2011, the Company had a 50% ownership interest in the SC London restaurant venture. In connection with the CGM Transaction, the Company owns 100% of the SC London restaurant venture, which is consolidated into the Company’s financial statements effective June 20, 2011, the date the CGM Transaction closed.

Equity in income (loss) from unconsolidated joint ventures

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Morgans Hotel Group Europe Ltd.	$(5,497)	$3,470	$1,966
Restaurant Venture — SC London (1)	(510)	(372)	(326)
Mondrian South Beach	(1,801)	(7,603)	(14,240)
Mondrian SoHo	(4,067)	(10,731)
Mondrian South Beach food and beverage – MC South Beach (2)	(235)	—	—
Hard Rock Hotel & Casino (3)	(6,376)	—	(3,000)
Ames	(11,062)	(976)	(45)
Echelon Las Vegas	—	—	(17,440)
Other	9	9	10

Total	$(29,539)	$(16,203)	$(33,075)

(1)	Until June 20, 2011, the Company had a 50% ownership interest in the SC London restaurant venture. As a result of the CGM Transaction, the Company now owns 100% of the SC London restaurant venture, which is consolidated into the Company’s financial statements effective June 20, 2011, the date the CGM Transaction closed.
(2)	Following the CGM Transaction, the Company’s ownership interest in this food and beverage joint venture is less than 100%, and based on the Company’s evaluation, this venture does not meet the requirements of a variable interest entity. Accordingly, this joint venture is accounted for using the equity method as the Company does not maintain control over this entity.
(3)	Until March 1, 2011, the Company had a partial ownership interest in the Hard Rock and managed the property pursuant to a management agreement that was terminated in connection with the Hard Rock settlement (discussed below). Operating results are for the period we operated Hard Rock in 2011.

Morgans Hotel Group Europe Limited

On November 23, 2011, the Company’s subsidiary, Royalton Europe Holdings LLC (“Royalton Europe”), and Walton MG London Hotels Investors V, L.L.C. (“Walton MG London”), each of which owned a 50% equity interest in Morgans Hotel Group Europe Limited (“Morgans Europe”), the joint venture that owns the 150 room Sanderson and 204 room St Martins Lane hotels, completed the sale of their respective equity interests in the joint venture for an aggregate of £192 million (or approximately $297 million) to Capital Hills Hotels Limited, a Middle Eastern investor with other global hotel holdings, pursuant to a purchase and sale agreement entered into on October 7, 2011. Also parties to the sale were Morgans Group LLC, as guarantor for Royalton Europe, and Walton Street Real Estate Fund V, L.P., as guarantor for Walton MG London. The Company received net proceeds of approximately $72.2 million, after applying a portion of the proceeds from the sale to retire the £99.5 million of outstanding mortgage debt secured by the hotels and payment of closing costs. The Company continues to operate the hotels under long-term management agreements that, including extension options, extend the term of the existing management agreements to 2041 from 2027.

Under a management agreement with Morgans Europe, the Company earns management fees and a reimbursement for allocable chain service and technical service expenses. The Company is also entitled to an incentive management fee and a capital incentive fee. The Company did not earn any incentive fees during the years ended December 31, 2011, 2010 and 2009.

Prior to the Company selling its joint venture ownership interest, net income or loss and cash distributions or contributions were allocated to the partners in accordance with ownership interests. The Company accounted for this investment under the equity method of accounting.

The Company had no ownership in Morgans Europe as of December 31, 2011. Summarized consolidated balance sheet information of Morgans Europe as of December 31, 2010, when the Company owned 50% of the joint venture, is as follows (in thousands). The currency translation is based on an exchange rate of 1 British pound to 1.55 U.S. dollars as of December 31, 2010, as provided by www.oanda.com.:

As of December 31, 2010
Property and equipment, net	$134,384
Other assets	13,226

Total assets	$147,610

Other liabilities	4,853
Debt	154,313
Total deficit	(11,556)

Total liabilities and deficit	$147,610

Company’s share of deficit	(5,778)
Capitalized costs and designer fee	7,144

Total investment in and distributions and losses in excess of investment in unconsolidated joint ventures	$1,366

Included in capitalized costs and designer fee is approximately $4.0 million of capitalized interest as of December 31, 2010. The capitalized costs were being amortized on a straight-line basis over 39.5 years into equity in loss of unconsolidated joint ventures in the accompanying consolidated statements of operations and comprehensive loss.

Summarized consolidated income statement information of Morgans Europe is as follows (in thousands). The currency translation is based on an exchange rate of 1 British pound to 1.61, 1.55, and 1.57 which is an average monthly exchange rate provided by www.oanda.com for the period from January 1, 2011 through November 23, 2011 and years ended December 31, 2010 and 2009, respectively. Information presented in 2011 is from January 1, 2011 through the date the Company sold its ownership interest in Morgans Europe.

	Jan. 1, 2011 – Nov. 23, 2011	Year ended Dec. 31, 2010	Year ended Dec. 31, 2009
Hotel operating revenues	$45,675	$49,007	$44,948
Hotel operating expenses	29,515	30,256	27,872
Depreciation and amortization	4,694	4,942	6,127

Operating income	11,466	13,809	10,949
Interest expense	17,200	6,589	6,739

Net (loss) income for period	(5,734)	7,220	4,213
Other comprehensive income (loss)	1,488	(1,488)	—

Comprehensive (loss) income	$(4,246)	$5,732	$4,213

Company’s share of net (loss) income	$(2,867)	$3,610	$2,106
Company’s share of other comprehensive income (loss)	3,259	(502)	(882)

Company’s share of comprehensive income (loss)	$392	$3,108	$1,224
Company’s share of realized loss on foreign currency exchange adjustment from sale of assets	(2,515)	—	—
Other amortization	(115)	(140)	(140)

Amount recorded in equity in (loss) income	$(5,497)	$3,470	$1,966

Restaurant Venture — SC London

Until June 20, 2011, the Company had a 50% ownership interest in the SC London restaurant venture, which operated the restaurants located in Sanderson and St Martins Lane hotels in London. As a result of the CGM Transaction, the Company now owns 100% of the SC London restaurant venture, which is consolidated into the Company’s financial statements effective June 20, 2011, the date the CGM Transaction closed.

Summarized consolidated balance sheet information of SC London as of December 31, 2010, when the Company accounted for the joint venture as an unconsolidated subsidiary, is as follows (in thousands). The currency translation is based on an exchange rate of 1 British pound to 1.55 U.S. dollars at December 31, 2010, as provided by www.oanda.com:

As of December 31, 2010
Property and equipment, net	$722
Other assets	4,867

Total assets	$5,589

Other liabilities	2,951
Total equity	2,638

Total liabilities and equity	$5,589

Total distributions and losses in excess of investment in unconsolidated joint ventures	$(1,509)

Summarized consolidated income statement information of SC London is as follows (in thousands). The currency translation is based on an exchange rate of 1 British pound to 1.61, 1.55 and 1.57 which is an average monthly exchange rate provided by www.oanda.com for the period from January 1, 2011 through June 20, 2011 and the years ended December 31, 2010 and 2009, respectively. Information presented in 2011 is for the period the Company accounted for its investment in SC London as an unconsolidated subsidiary.

	Jan. 1, 2011 – June 20, 2011	Year Ended Dec. 31, 2010	Year Ended Dec. 31, 2009
Operating revenues	$8,838	$19,516	$19,600
Operating expenses	9,696	19,929	19,881
Depreciation	162	331	371

Net loss	(1,020)	(744)	(652)

Amount recorded in equity in loss	$(510)	$(372)	$(326)

Mondrian South Beach

On August 8, 2006, the Company entered into a 50/50 joint venture to renovate and convert an apartment building on Biscayne Bay in Miami Beach into a condominium hotel, Mondrian South Beach, which opened in December 2008. The Company operates Mondrian South Beach under a long-term management contract.

The joint venture acquired the existing building and land for a gross purchase price of $110.0 million. An initial equity investment of $15.0 million from each of the 50/50 joint venture partners was funded at closing, and subsequently each member also contributed $8.0 million of additional equity. The Company and an affiliate of its joint venture partner provided additional mezzanine financing of approximately $22.5 million in total to the joint venture to fund completion of the construction in 2008. Additionally, the joint venture initially received non-recourse mortgage loan financing of approximately $124.0 million at a rate of LIBOR plus 3.0%. A portion of this mortgage debt was paid down, prior to the amendments discussed below, with proceeds obtained from condominium sales. In April 2008, the Mondrian South Beach joint venture obtained a mezzanine loan from the mortgage lenders of $28.0 million bearing interest at LIBOR, based on the rate set date, plus 6.0%. The $28.0 million mezzanine loan provided by the lender and the $22.5 million mezzanine loan provided by the joint venture partners were both amended when the loan matured in April 2010, as discussed below.

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

Morgans Group and affiliates of its joint venture partner have agreed to provide standard non-recourse carve-out guaranties and provide certain limited indemnifications for the Mondrian South Beach mortgage and mezzanine loans. In the event of a default, the lenders’ recourse is generally limited to the mortgaged property or related equity interests, subject to standard non-recourse carve-out guaranties for “bad boy” type acts. Morgans Group and affiliates of its joint venture partner also agreed to guaranty the joint venture’s obligation to reimburse certain expenses incurred by the lenders and indemnify the lenders in the event such lenders incur liability as a result of any third-party actions brought against Mondrian South Beach. Morgans Group and affiliates of its joint venture partner have also guaranteed the joint venture’s liability for the unpaid principal amount of any seller financing note provided for condominium sales if such financing or related mortgage lien is found unenforceable, provided they shall not have any liability if the seller financed unit becomes subject again to the lien of the lender’s mortgage or title to the seller financed unit is otherwise transferred to the lender or if such seller financing note is repurchased by Morgans Group and/or affiliates of its joint venture at the full amount of unpaid principal balance of such seller financing note. In addition, although construction is complete and Mondrian South Beach opened on December 1, 2008, Morgans Group and affiliates of our joint venture partner may have continuing obligations under construction completion guaranties until all outstanding payables due to construction vendors are paid. As of December 31, 2011, there are remaining payables outstanding to vendors of approximately $1.0 million. Pursuant to a letter agreement with the lenders for the Mondrian South Beach loan, the joint venture agreed that these payables, many of which are currently contested or under dispute, will not be paid from operating funds but only from tax abatements and settlements of certain lawsuits. In the event funds from tax abatements and settlements of lawsuits are insufficient to repay these amounts in a timely manner, the Company and its joint venture partner are required to fund the shortfall amounts.

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

In accordance with ASC 360-10, long-lived assets are reviewed periodically for possible impairment when events or changes of circumstances indicate that an asset’s carrying value may not be recoverable. The joint venture believes that there has been a decrease in the fair market value of the land and building in South Beach, primarily due to the economic recession and the influx of hotel supply into the Miami Beach area during a weakened period of business and leisure travel. Based on its impairment analysis of Mondrian South Beach, the joint venture concluded that the asset was impaired as of December 31, 2010 and 2009, and recorded a $12.3 million impairment charge and a $15.5 million impairment charge, respectively. The Company’s share of the impairment charge, which is recognized in its share of losses from this investment, for the years ended December 31, 2010 and 2009 was approximately $6.2 million and $7.8 million, respectively.

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

Summarized balance sheet information of Mondrian South Beach is as follows (in thousands):

	As of December 31, 2011	As of December 31, 2010
Real estate, net	$103,437	$114,906
Other assets	10,055	8,630

Total assets	$113,492	$123,536

Other liabilities	19,065	16,918
Debt	113,981	122,331
Total deficit	(19,554)	(15,713)

Total liabilities and deficit	$113,492	$123,536

Company’s share of deficit	(9,675)	(7,856)
Noncontrolling interest	—	(17)
Advance to joint venture in the form of mezzanine financing	14,000	14,000
Capitalized costs/reimbursements	(310)	(310)

Company’s investment balance	$4,015	$5,817

Summarized income statement information of Mondrian South Beach is as follows (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Operating revenues	$38,968	$33,292	$46,233
Operating expenses	40,457	35,198	47,169
Depreciation	846	892	778

Operating loss	(2,335)	(2,798)	(1,714)
Interest expense	1,569	4,313	10,974
Impairment loss	—	12,309	15,500
Gain on debt restructure	—	(4,327)	—
Noncontrolling interest	10	113	292

Net loss	(3,914)	(15,206)	(28,480)

Amount recorded in equity in loss	$(1,801)	$(7,603)	$(14,240)

Mondrian SoHo

In June 2007, the Company entered into a joint venture with Cape Advisors Inc. to acquire and develop a Mondrian hotel in the SoHo neighborhood of New York City. The Company initially contributed $5.0 million for a 20% equity interest in the joint venture. The joint venture obtained a loan of $195.2 million to acquire and develop the hotel, which matured in June 2010.

Based on the decline in market conditions following the inception of the joint venture and more recently, the need for additional funding to complete the hotel, the Company wrote down its investment in Mondrian SoHo to zero in June 2010 and recorded an impairment charge of $10.7 million through equity in loss of unconsolidated joint ventures.

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

Subsequent to the initial fundings, the lender and Cape Advisors Inc. made cash and other contributions to the joint venture, and the Company agreed to provide up to $3.2 million of additional funds to be treated as a loan with priority over the equity, to complete the project. Prior to opening the hotel, the Company contributed the full amount of this $3.2 million priority loan. During 2010 and 2011, the Company subsequently funded $5.5 million, all of which were treated as loans and have been considered impaired and recorded as impairment charges through equity in loss of unconsolidated joint ventures during the periods funds were contributed. As of December 31, 2011, the Company’s investment balance in the joint venture was zero.

The hotel achieved the required 1:1 coverage ratio in September 2011 and the debt was extended until November 2012. The joint venture has additional extension options available in 2012 subject to similar conditions including a minimum debt service coverage test calculated, as defined, based on ratios of net operating income to debt service for the twelve months ended September 30, 2012 of 1.1:1.0 or greater. The joint venture does not believe it will achieve this debt service coverage test and the joint venture may not be able to refinance the outstanding debt upon maturity. Additionally, there may be cash shortfalls from the operations of the hotel from time to time and there may not be enough operating cash flow to cover debt service payments in all months going forward, which could require additional contributions by the joint venture partners. To date in 2012, the Company has funded approximately $0.9 million in cash shortfalls, which have been treated in part as additional capital contributions and in part as loans from the management company subsidiary. The joint venture is discussing various options with the lenders, although there can be no assurance the joint venture will be able to extend the maturity date of the debt on a timely basis or at all. The Company does not intend to commit significant additional monies toward the repayment of the loan or the funding of operating deficits.

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

The Mondrian SoHo opened in February 2011 and has 263 guest rooms, a restaurant, bar and other facilities. The Company has a 10-year management contract with two 10-year extension options to operate the hotel.

As of December 31, 2011, the Mondrian SoHo joint venture was determined to be a variable interest entity as a result of the possible upcoming debt maturity and recent cash shortfall, and its equity was considered insufficient to permit the entity to finance its own activities, but the Company was not its primary beneficiary and, therefore, consolidation of this joint venture is not required. The Company continues to account for its investment in Mondrian SoHo using the equity method of accounting. The Company’s maximum exposure to losses as a result of its involvement in the Mondrian SoHo variable interest entity is limited to its investment, outstanding management fee receivable and advances in the form of priority loans.

Summarized balance sheet information of Mondrian SoHo as of December 31, 2011 is as follows (in thousands):

As of December 31, 2011
Real estate, net	$170,000
Other assets	4,266

Total assets	$174,266

Other liabilities	20,332
Debt	196,017
Preferred loans from members and vendor loans	35,542
Total equity	(77,625)

Total liabilities and equity	$174,266

Company’s share of equity	(15,525)
Advance to joint venture in the form of preferred loans	10,894
Loss in excess of investment balance not recorded by Company	4,631

Company’s investment balance	$—

Summarized income statement information of Mondrian SoHo for the period during 2011 that the hotel was open is as follows (in thousands):

Year Ended December 31, 2011
Operating revenues	$29,016
Operating expenses	26,110
Depreciation	6,538

Operating loss	(3,632)
Interest expense	16,158
Impairment loss	61,974

Net loss	(81,764)

Amount recorded in equity in loss	$(4,067)

Ames

On June 17, 2008, the Company, Normandy Real Estate Partners, and Ames Hotel Partners entered into a joint venture agreement as part of the development of the Ames hotel in Boston. Ames opened on November 19, 2009 and has 114 guest rooms, a restaurant, bar and other facilities. The Company manages Ames under a 15-year management contract.

The Company has contributed approximately $11.9 million in equity through December 31, 2011 for an approximately 31% interest in the joint venture. The joint venture obtained a loan for $46.5 million secured by the hotel, which was outstanding as of December 31, 2011. The project also qualified for federal and state historic rehabilitation tax credits which were sold for approximately $16.9 million.

In September 2011, the joint venture partners funded their pro rata shares of the debt service reserve account, of which the Company’s contribution was $0.3 million, and exercised the one remaining extension option available on the mortgage debt. As a result, the mortgage debt secured by Ames will mature on October 9, 2012. Unless the joint venture can refinance the debt or obtain an extension of the maturity date, the joint venture may not be able to repay the mortgage at maturity. The joint venture is discussing various options with the lenders, although there can be no assurance the joint venture will be able to extend the maturity date of the debt on a timely basis or at all. Additionally, there may be cash shortfalls from the operations of the hotel from time to time and there may not be enough operating cash flow to cover debt service payments in all months going forward, which could require additional contributions by the joint venture partners. The Company does not intend to commit significant monies toward the repayment of the joint venture loan or the funding of operating deficits.

In the event of foreclosure and certain other transfers, the Company is jointly and severally liable for certain federal and state historic tax credit recapture liabilities, which as discussed above, were sold for approximately $16.9 million. These liabilities reduce over time, but as of December 31, 2011, were approximately $9.3 million, of which the Company’s pro rata share is $2.9 million.

Certain affiliates of our joint venture partner have agreed to provide a standard non-recourse carve-out guaranty for “bad boy” type acts and a completion guaranty to the lenders for the Ames loan, for which Morgans Group has agreed to indemnify the joint venture partner and its affiliates up to its pro rata ownership share of such entities’ guaranty obligations, provided that each party is fully responsible for any losses incurred as a result of its respective gross negligence or willful misconduct.

Based on current economic conditions and the upcoming mortgage debt maturity, the joint venture concluded that the hotel was impaired in September 2011, and recorded a $49.9 million impairment charge. The Company wrote down its investment in Ames to zero and recorded its share of the impairment charge through equity in loss of unconsolidated joint ventures of $10.6 million.

As of December 31, 2011, the Ames joint venture was determined to be a variable interest entity as a result of the upcoming debt maturity, and its equity was considered insufficient to permit the entity to finance its own activities, but the Company was not its primary beneficiary and, therefore, consolidation of this joint venture is not required. The Company continues to account for its investment in Ames using the equity method of accounting. The Company’s maximum exposure to losses as a result of its involvement in the Ames variable interest entity is limited to its investment and outstanding management fee receivable.

Summarized balance sheet information of Ames is as follows (in thousands):

	As of December 31, 2011	As of December 31, 2010
Real estate, net	$36,749	$89,004
Other assets	3,474	4,675

Total assets	$40,223	$93,679

Other liabilities	10,429	12,712
Debt	46,500	46,500
Total equity	(16,706)	34,467

Total liabilities and equity	$40,223	$93,679

Company’s share of equity	(4,916)	10,678
Capitalized costs/reimbursements	31	31
Losses in excess of investment balance not recorded by the Company	4,885	—

Company’s investment balance	$—	$10,709

Summarized income statement information of Ames is as follows (in thousands). Ames opened on November 19, 2009 and the results of operations for 2009 are for the period from November 19, 2009 through December 31, 2009:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Operating revenues	$10,790	$11,545	$861
Operating expenses	10,757	11,978	3,635
Depreciation	2,506	2,816	704

Operating loss	(2,473)	(3,249)	(3,478)
Interest expense	1,989	1,943	432
Gain on sale of tax credits	(2,048)	(2,048)	(3,782)
Impairment loss	49,907	—	—

Net loss	(52,321)	(3,144)	(128)

Amount recorded in equity in loss	$(11,062)	$(976)	$(45)

Shore Club

The Company operates Shore Club under a management contract and owned a minority ownership interest of approximately 7% at December 31, 2011. On September 15, 2009, the joint venture that owns Shore Club received a notice of default on behalf of the special servicer for the lender on the joint venture’s mortgage loan for failure to make its September monthly payment and for failure to maintain its debt service coverage ratio, as required by the loan documents. On October 7, 2009, the joint venture received a second letter on behalf of the special servicer for the lender accelerating the payment of all outstanding principal, accrued interest, and all other amounts due on the mortgage loan. The lender also demanded that the joint venture transfer all rents and revenues directly to the lender to satisfy the joint venture’s debt. In March 2010, the lender for the Shore Club mortgage initiated foreclosure proceedings against the property in U.S. federal district court. In October 2010, the federal court dismissed the case for lack of jurisdiction. In November 2010, the lender initiated foreclosure proceedings in state court. The Company continues to operate the hotel pursuant to the management agreement during these proceedings. However, there can be no assurances the Company will continue to operate the hotel once foreclosure proceedings are complete.

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

At the closing of the CGM Transaction, the Company’s ownership interest in another food and beverage venture covered by the CGM Transaction, Sunset Restaurant LLC (“SC Sunset”) at Mondrian Los Angeles, was also less than 100%, and was reevaluated at the time in accordance with ASC 810-10. The Company initially concluded that this venture did not meet the requirements of a variable interest entity and accordingly, this investment in joint venture was accounted for using the equity method. Subsequently, on August 5, 2011, an affiliate of Pebblebrook, the company that purchased Mondrian Los Angeles in May 2011 (as discussed in note 17, exercised its option to purchase the Company’s remaining ownership interest in the food and beverage operations at Mondrian Los Angeles for approximately $2.5 million. As a result of Pebblebrook’s exercise of this purchase option, the Company no longer has any ownership interest in the food and beverage operations at Mondrian Los Angeles.

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

For purposes of accounting for the Company’s equity ownership interest in Hard Rock, management calculated a 12.8% ownership interest for the years ended December 31, 2011 and 2010, based on a weighting of 1.75x to the DLJMB Parties cash contributions in excess of $250.0 million.

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

The Company had no ownership in Hard Rock as of December 31, 2011. Summarized balance sheet information of Hard Rock as of December 31, 2010, when the Company owned 12.8% of the joint venture, is as follows (in thousands):

As of December 31, 2010
Property and equipment, net	$1,136,451
Other assets	101,128

Total assets	$1,237,579

Other liabilities	124,183
Debt	1,305,910
Total deficit	(192,514)

Total liabilities and deficit	$1,237,579

Company’s share of deficit	—

Total losses from and distributions in excess of investment in unconsolidated joint ventures	$—

Summarized income statement information of Hard Rock for the period from January 1, 2011 through March 1, 2011 and years ended December 31, 2010 and 2009, respectively are as follows (in thousands). Information presented in 2011 is from January 1, 2011 through the date the Company no longer had an ownership interest in Hard Rock.

	Jan. 1, 2011 – Feb. 28, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Operating revenues	$29,257	$223,971	$161,554
Operating expenses	25,850	213,153	161,623
Depreciation and amortization	10,858	55,575	23,062

Operating (loss) income	(7,451)	(44,757)	(23,131)
Interest expense	14,862	68,213	79,241
Impairment loss	—	16,180	108,720
Gain on forgiveness of debt	(32,460)	—	—
Income tax expense	141	467	—

Net income (loss)	10,006	(129,617)	(211,092)
Comprehensive income	335	1,976	14,883

Amount recorded in equity in loss	$(6,376)	$—	$(3,000)

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

6. Other Liabilities

Other liabilities consist of the following (in thousands):

	As of December 30, 2011	As of December 31, 2010
OPP Liability (note 10)	$528	$—
Designer fee payable	13,866	13,866

	$14,394	$13,866

OPP Liability

As discussed further in note 10, the estimated fair value of the OPP LTIP Units liability was approximately $0.5 million at December 31, 2011.

Designer Fee Payable

As of December 31, 2011 and 2010, Other liabilities consist of $13.9 million related to a designer fee payable. The Former Parent had an exclusive service agreement with a hotel designer, pursuant to which the designer has initiated various claims related to the agreement. Although the Company is not a party to the agreement, it may have certain contractual obligations or liabilities to the Former Parent in connection with the agreement. According to the agreement, the designer was owed a base fee for each designed hotel, plus 1% of Gross Revenues, as defined in the agreement, for a 10-year period from the opening of each hotel. In addition, the agreement also called for the designer to design a minimum number of projects for which the designer would be paid a minimum fee. A liability amount has been estimated and recorded in these consolidated financial statements before considering any defenses and/or counter-claims that may be available to the Company or the Former Parent in connection with any claim brought by the designer. The estimated costs of the design services were capitalized as a component of the applicable hotel and amortized over the five-year estimated life of the related design elements. Through December 31, 2009, interest was accreted each year on the liability and charged to interest expense using a rate of 9%.

7. Debt and Capital Lease Obligations

Debt and capital lease obligations consists of the following (in thousands):

Description	As of December 31, 2011	As of December 31, 2010	Interest rate at December 31, 2011
Notes secured by Hudson (a)	$115,000	$201,162	(a)
Notes secured by equity interests in Henry Hudson Holdings (a)	—	26,500
Clift debt (b)	86,991	85,033	9.60%
Liability to subsidiary trust (c)	50,100	50,100	8.68%
Convertible Notes, face value of $172.5 million (d)	166,144	163,869	2.38%
Revolving credit facility (e)	—	26,008	5.00% (LIBOR + 4.00%, LIBOR floor of 1.00%)
TLG Promissory Note (f)	18,000	—	(f)
Capital lease obligations (g)	6,160	6,107	(g)

Debt and capital lease obligation	$442,395	$558,779

Mortgage debt secured by assets held for sale — Mondrian Los Angeles (a)	$—	103,496
Notes secured by property held for non-sale disposition (h)	$—	$10,500

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

The interest rate on the Amended Hudson Mortgage was also amended to 30-day LIBOR plus 1.03%. The interest rate on the Hudson mezzanine loan continued to bear interest at 30-day LIBOR plus 2.98%. The Company entered into interest rate caps which expired on October 15, 2011 in connection with the Amended Hudson Mortgage, which effectively capped the 30-day LIBOR rate at 5.3% on the Amended Hudson Mortgage and effectively capped the 30-day LIBOR rate at 7.0% on the Hudson mezzanine loan.

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

On August 12, 2011, certain of the Company’s subsidiaries entered into a new mortgage financing with Deutsche Bank Trust Company Americas (“Primary Lender”) and the other institutions party thereto from time to time (“Securitized Lenders”), as lenders, consisting of two mortgage loans, each secured by Hudson and treated as a single loan once disbursed, in the following amounts: (1) a $115.0 million mortgage loan that was funded at closing, and (2) a $20.0 million delayed draw term loan, which will be available to be drawn over a 15-month period, subject to achieving a debt yield ratio of at least 9.5% (based on net operating income for the prior 12 months) after giving effect to each additional draw (collectively, the “ Hudson 2011 Mortgage Loan”).

Proceeds from the Hudson 2011 Mortgage Loan, cash on hand and cash held in escrow were applied to repay $201.2 million of outstanding mortgage debt under the Amended Hudson Mortgage, to repay $26.5 million of outstanding indebtedness under the Hudson mezzanine loan, and pay fees and expenses in connection with the financing.

On December 7, 2011, the Company entered into a technical amendment with the Primary Lender whereby the Hudson 2011 Mortgage Loan is subject to an interest rate of 30-day LIBOR (with a minimum of 1.0%) plus 5.0%, at the Primary Lender’s option. At December 31, 2011, $90.0 million of the Hudson 2011 Mortgage Loan bears interest at a reserve adjusted blended rate of 30-day LIBOR (with a minimum of 1.0%) plus 4.0%. The remaining $25.0 million of the Hudson 2011 Mortgage Loan which was sold to the Securitized Lenders bears interest at a reserve adjusted blended rate of 30-day LIBOR (with a minimum of 1.0%) plus 5.0%.

The Company maintains an interest rate cap for the amount of the Hudson 2011 Mortgage Loan that will cap the LIBOR rate on the debt under the full amount of the Hudson 2011 Mortgage Loan at approximately 3.0% through the maturity date of the loan.

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

The Hudson 2011 Mortgage Loan provides that after September 30, 2012, in the event the debt yield ratio falls below certain defined thresholds, all cash from the property is deposited into accounts controlled by the lenders from which debt service, operating expenses and management fees are paid and from which other reserve accounts may be funded. Any excess amounts are retained by the lenders until the debt yield ratio exceeds the required thresholds for two consecutive calendar quarters. Furthermore, if the Company’s management company subsidiary that manages Hudson is not reserving sufficient funds for property tax, ground rent, insurance premiums, and capital expenditures in accordance with the hotel management agreement, then the Company’s subsidiary borrowers would be required to fund the reserve account for such purposes. The Company’s subsidiary borrowers are not permitted to have any indebtedness other than certain permitted indebtedness customary in such transactions, including ordinary trade payables, purchase money indebtedness and capital lease obligations, subject to limits.

The Hudson 2011 Mortgage Loan may be prepaid, in whole or in part, subject to payment of a prepayment penalty for any prepayment prior to August 12, 2013. There is no prepayment penalty after August 12, 2013.

The Hudson 2011 Mortgage Loan contains restrictions on the ability of the borrowers to incur additional debt or liens on their assets and on the transfer of direct or indirect interests in Hudson and the owner of Hudson and other affirmative and negative covenants and events of default customary for single asset mortgage loans. The Hudson 2011 Mortgage Loan is fully recourse to our subsidiaries that are the borrowers under the loan. The loan is nonrecourse to us, Morgans Group and our other subsidiaries, except for certain standard nonrecourse carveouts. Morgans Group has provided a customary environmental indemnity and nonrecourse carveout guaranty under which it would have liability with respect to the Hudson 2011 Mortgage Loan if certain events occur with respect to the borrowers, including voluntary bankruptcy filings, collusive involuntary bankruptcy filings, and violations of the restrictions on transfers, incurrence of additional debt, or encumbrances of the property of the borrowers. The nonrecourse carveout guaranty requires Morgans Group to maintain a net worth of at least $100 million (based on the estimated market value of our net assets) and liquidity of at least $20 million. The Company was in compliance with all requirements as of December 31, 2011.

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

On May 3, 2011, the Company completed the sale of Mondrian Los Angeles for $137.0 million to Wolverines Owner LLC, an affiliate of Pebblebrook. The Company applied a portion of the proceeds from the sale, along with approximately $9.2 million of cash in escrow, to retire the $103.5 million Amended Mondrian Mortgage.

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

On September 17, 2010, the Company, Clift Holdings and another subsidiary of the Company, 495 Geary, LLC, entered into a settlement and release agreement with Hasina, LLC, Tarstone Hotels, LLC, Kalpana, LLC, Rigg Hotel, LLC, and JRIA, LLC (collectively, the “Lessors”), and Tarsadia Hotels (the “Settlement and Release Agreement”). The Settlement and Release Agreement, among other things, effectively provided for the settlement of all outstanding litigation claims and disputes among the parties relating to defaulted lease payments due with respect to the ground lease for the Clift and reduced the lease payments due to Lessors for the period March 1, 2010 through February 29, 2012. Clift Holdings and the Lessors also entered into an amendment to the lease, dated September 17, 2010 (“Lease Amendment”), to memorialize, among other things, the reduced annual lease payments of $4.97 million from March 1, 2010 to February 29, 2012. Effective March 1, 2012, the annual rent will be as stated in the lease agreement, which currently provides for base annual rent of approximately $6.0 million per year through October 2014 increasing in October 2014, and thereafter at 5-year intervals, by a formula tied to increases in the Consumer Price Index, with a maximum increase of 40% and a minimum of 20% at October 2014, and at each payment date thereafter, the maximum increase is 20% and the minimum is 10%. The lease is non-recourse to the Company.

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

(c) Liability to Subsidiary Trust Issuing Preferred Securities

On August 4, 2006, a newly established trust formed by the Company, MHG Capital Trust I (the “Trust”), issued $50.0 million in trust preferred securities in a private placement. The Company owns all of the $0.1 million of outstanding common stock of the Trust. The Trust used the proceeds of these transactions to purchase $50.1 million of junior subordinated notes issued by the Company’s operating company and guaranteed by the Company (the “Trust Notes”) which mature on October 30, 2036. The sole assets of the Trust consist of the Trust Notes. The terms of the Trust Notes are substantially the same as preferred securities issued by the Trust. The Trust Notes and the preferred securities have a fixed interest rate of 8.68% per annum during the first 10 years, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus 3.25% per annum. As of December 31, 2011, the Trust Notes are redeemable by the Trust, at the Company’s option, at par. To the extent the Company redeems the Trust Notes, the Trust is required to redeem a corresponding amount of preferred securities.

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

The Convertible Notes are senior subordinated unsecured obligations of Morgans Hotel Group Co. and are guaranteed on a senior subordinated basis by the Company’s operating company, Morgans Group. The Convertible Notes are convertible into shares of the Company’s common stock under certain circumstances and upon the occurrence of specified events.

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

(e) Revolving Credit Facility

Amended 2006 Revolving Credit Facility

On October 6, 2006, the Company and certain of its subsidiaries entered into a revolving credit facility with Wachovia Bank, National Association, as Administrative Agent, and the other lenders party thereto, which was amended on August 5, 2009, (the “Amended 2006 Revolving Credit Facility”).

The Amended 2006 Revolving Credit Facility provided for a maximum aggregate amount of commitments of $125.0 million, divided into two tranches, which were secured by the mortgages on Morgans, Royalton and Delano South Beach.

The Amended 2006 Revolving Credit Facility bore interest at a fluctuating rate measured by reference to, at the Company’s election, either LIBOR (subject to a LIBOR floor of 1%) or a base rate, plus a borrowing margin. LIBOR loans had a borrowing margin of 3.75% per annum and base rate loans have a borrowing margin of 2.75% per annum.

On May 23, 2011, in connection with the sale of Royalton and Morgans, the Company used a portion of the sales proceeds to retire all outstanding debt under the Amended Revolving Credit Facility. These hotels, along with Delano South Beach, were collateral for the Amended 2006 Revolving Credit Facility, which terminated with the sale of the properties securing the facility.

Delano Credit Facility

On July 28, 2011, the Company and certain of its subsidiaries (collectively, the “Borrowers”), including Beach Hotel Associates LLC (the “Florida Borrower”), entered into a secured Credit Agreement (the “Delano Credit Agreement”), with Deutsche Bank Securities Inc. as sole lead arranger, Deutsche Bank Trust Company Americas, as agent (the “Agent”), and the lenders party thereto (the “Lenders”).

The Delano Credit Agreement provides commitments for a $100.0 million revolving credit facility and includes a $15 million letter of credit sub-facility (the “Delano Credit Facility”). The maximum amount of such commitments available at any time for borrowings and letters of credit is determined according to a borrowing base valuation equal to the lesser of (i) 55% of the appraised value of Delano South Beach (the “Florida Property”) and (ii) the adjusted net operating income for the Florida Property divided by 11%. Extensions of credit under the Delano Credit Agreement are available for general corporate purposes. The commitments under the Delano Credit Agreement may be increased by up to an additional $10 million during the first two years of the facility, subject to certain conditions, including obtaining commitments from any one or more lenders to provide such additional commitments. The commitments under the Delano Credit Agreement terminate on July 28, 2014, at which time all outstanding amounts on the Delano Credit Facility will be due and payable.

As of December 31, 2011, the Company had no borrowings outstanding on the Delano Credit Facility, but had a $10.0 million letter of credit outstanding related to the Company’s key money investment in the 310 room Mondrian-branded hotel, to be the lifestyle hotel destination in the 1,000 acre destination resort metropolis, Baha Mar Resort, in Nassau, The Bahamas. In August 2011, the Company entered into a hotel management and residential licensing agreement related to this project.

The obligations of the Borrowers under the Delano Credit Agreement are guaranteed by the Company and a subsidiary of the Company. Such obligations are also secured by a mortgage on the Florida Property and all associated assets of the Florida Borrower, as well as a pledge of all equity interests in the Florida Borrower.

The interest rate applicable to loans outstanding on the Delano Credit Facility is a floating rate of interest per annum, at the Borrowers’ election, of either LIBOR (subject to a LIBOR floor of 1.00%) plus 4.00%, or a base rate, as defined, plus 3.00%. In addition, a commitment fee of 0.50% applies to the unused portion of the commitments under the Delano Credit Agreement.

The Borrowers’ ability to borrow on the Delano Credit Facility is subject to ongoing compliance by the Company and the Borrowers with various customary affirmative and negative covenants, including limitations on liens, indebtedness, issuance of certain types of equity, affiliated transactions, investments, distributions, mergers and asset sales. In addition, the Delano Credit Agreement requires that the Company and the Borrowers maintain a fixed charge coverage ratio (consolidated EBITDA to consolidated fixed charges) of no less than (i) 1.05 to 1.00 at all times on or prior to June 30, 2012 and (ii) 1.10 to 1.00 at all times thereafter. As of December 31, 2011, the Company’s fixed charge coverage ratio under the Delano Credit Agreement was 2.21x.

The Delano Credit Agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the Lenders to, among other things, declare the principal, accrued interest and other obligations of the Borrowers under the Delano Credit Agreement to be immediately due and payable.

(f) TLG Promissory Notes

On November 30, 2011 pursuant to purchase agreements entered into on November 17, 2011, certain of the Company’s subsidiaries completed the acquisition of 90% of the equity interests in TLG for a purchase price of $28.5 million in cash and up to $18 million in notes convertible into shares of the Company’s common stock at $9.50 per share subject to the achievement of certain EBITDA targets for the acquired business. The promissory notes were allocated $16.0 million to Mr. Sasson and $2.0 million to Mr. Masi (collectively, the “TLG Promissory Notes”).

The maximum payment of $18.0 million is based on TLG achieving EBITDA of at least $18 million from non-Morgans business (the “Non-Morgans EBITDA”) during the 27-month period starting on January 1, 2012, with ratable reduction of the payment if less than $18 million of EBITDA is earned. The payment is evidenced by two promissory notes held individually by Messrs. Sasson and Masi, which mature on the fourth anniversary of the closing date and may be voluntarily prepaid at any time. At either Messrs. Sasson’s or Masi’s options, the TLG Promissory Notes are payable in cash or in common stock of the Company valued at $9.50 per share. Each of the TLG Promissory Notes earns interest at an annual rate of 8%, provided that if the notes are not paid or converted on or before the third anniversary of the closing date, the interest rate increases to 18%. The TLG Promissory Notes provide that 75% of the accrued interest is payable quarterly in cash and the remaining 25% accrues and is payable at maturity. Morgans Group has guaranteed payment of the TLG Promissory Notes and interest.

The Company followed ASC 470-20 which requires the TLG Promissory Notes to be allocated between a liability component and an equity component. The resulting debt discount is amortized over the period the debt is expected to remain outstanding as additional interest expense. Based on the Company’s preliminary analysis, the amount allocable to the equity component was immaterial, therefore the Company recorded the full $18.0 million as a liability as of December 31, 2011.

Mr. Sasson was appointed to the Board pursuant to a one-year consulting agreement we entered into with Mr. Sasson in connection with The Light Group Transaction, discussed below. Pursuant to a one-year consulting agreement we entered into with Mr. Sasson in connection with The Light Group Transaction, the Company agreed to appoint Mr. Sasson to the Company’s Board and to cause Mr. Sasson to be nominated for election to the Board at our 2012 annual meeting of stockholders. In the event Mr. Sasson is not elected to the Board, the TLG Promissory Notes convertible accelerate and become immediately due and payable.

(g) Capital Lease Obligations

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

The second lease requires the Company to make annual payments, currently $328,128 (subject to increases due to increases in the Consumer Price Index) through December 2098. The Company has allocated both of the leases’ payments between the land and building based on their estimated fair values. The portion of the payments allocated to building has been capitalized at the present value of the future minimum lease payments. The portion of the payments allocable to land is treated as operating lease payments. The imputed interest rate on both of these leases is 8%, which is based on the Company’s incremental borrowing rate at the time the lease agreement was executed. The capital lease obligations related to the units amounted to approximately $6.1 million as of December 31, 2011 and 2010, respectively. Substantially all of the principal payments on the capital lease obligations are due at the end of the lease agreements.

The Company has also entered into capital lease obligations, which are immaterial to the Company’s consolidated financial statements, related to equipment at certain of the hotels.

(h) Notes secured by property held for non sale disposition

The property across from Delano South Beach in Miami Beach had a $10.0 million interest only non-recourse promissory note to the seller due on January 24, 2011. The obligations under the note were secured by the property. Additionally, in January 2009, an affiliate of the seller financed an additional $0.5 million to pay for costs associated with obtaining necessary permits, which was also due on January 24, 2011. The obligations under this note were secured with a pledge of the equity interests in the Company’s subsidiary that owns the property. In January 2011, the Company’s indirect subsidiary transferred its interests in the property across the street from Delano South Beach to SU Gale Properties, LLC (the “Gale Transaction”). As a result of the Gale Transaction, the Company is released from the $10.5 million of non-recourse mortgage and mezzanine indebtedness.

Principal Maturities

The following is a schedule, by year, of principal payments on notes payable (including capital lease obligations) as of December 31, 2011 (in thousands):

	Capital Lease Obligations and Debt Payable	Amount Representing Interest on Capital Lease Obligations	Principal Payments on Capital Lease Obligations and Debt Payable
2012	$523	$491	$32
2013	115,507	489	115,018
2014	166,637	488	166,149
2015	18,489	488	18,001
2016	489	489	—
Thereafter	177,608	34,413	143,195

	$479,253	$36,858	$422,395

The average interest rate on all of the Company’s debt for the years ended December 31, 2011, 2010 and 2009 was 4.1% , 4.7% and 6.0%, respectively.

8. Commitments and Contingencies

As Lessee

Future minimum lease payments for noncancelable leases in effect as of December 31, 2011 are as follows (in thousands):

	Land (See note 7)	Other
2012	$266	$4,117
2013	266	4,149
2014	266	4,207
2015	266	4,235
2016	266	4,265
Thereafter	21,301	11,404

Total	$22,631	$32,377

Future minimum lease payments do not include amounts for renewal periods or amounts that may need to be paid to landlords for real estate taxes, electricity and operating costs.

Management Fee on Restaurants

Prior to June 20, 2011, the Company owned a 50% interest in a series of restaurant joint ventures with Chodorow Ventures LLC and affiliates (“Chodorow”) for the purpose of establishing, owning, operating and/or managing restaurants, bars and other food and beverage operations at certain of the Company’s hotels. This agreement was implemented through operating agreements and leases at each hotel which expire on various dates through 2010 and generally had one or two five-year renewal periods at the restaurant venture’s option. Chodorow, or an affiliated entity, managed the operations of the restaurant venture and earns a management fee typically equal to 3% of the gross revenues generated by the operation.

As a result of the CGM Transaction, the Company purchased from affiliates of CGM the 50% interest CGM owned in the restaurant joint venture. Chodorow has agreed to continue to manage the food and beverage operations at certain properties for a transitional period pursuant to short-term cancellable management agreements while the Company and TLG reassess its food and beverage concepts and strategies.

Multi-employer Retirement Plan

As of December 31, 2011, approximately 33.7% of the Company’s employees are subject to collective bargaining agreements. The Company is a participant, through these collective bargaining agreements, in multi-employer defined contribution retirement plans in New York and multi-employer defined benefit retirement plans in California covering union employees. Additionally, the Company is a participant, through collective bargaining agreements, in multi-employer defined benefit retirement plans in Las Vegas, Nevada, and these expenses are reimbursed by MGM in connection with the Company’s management agreements.

The Company’s participation in these plans is outlined in the table below (in thousands):

Pension Fund	EIN/ Pension Plan Number	Pension Protection Act Zone Status, as of January 1,		Contributions
		2011	2010	2011	2010	2009
New York Hotel Trades Council and Hotel Association of New York City, Inc. Pension Fund	13-1764242/001	Yellow	Yellow	$1,743	$1,776	$1,805
Other				561	614	662

Total Contributions				$2,304	$2,390	$2,467

Eligible employees at the Company’s owned and managed hotels in New York City participate in the New York Hotel Trades Council and Hotel Association of New York City, Inc. Pension Fund. The Company contributions are based on a percentage of all union employee wages as dictated by the collective bargaining agreement that expires on June 30, 2019. The Company’s contributions did not exceed 5% of the total contributions to the pension fund in 2011, 2010 or 2009. The pension fund has implemented a funding improvement plan and the Company has not paid a surcharge.

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

9. Income Taxes

The provision for income taxes on income from operations is comprised of the following for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Current tax provision (benefit):
Federal	$—	$—	$—
State and city	686	83	269
Foreign	571	643	496

	1,257	726	765

Deferred tax provision (benefit):
Federal	—	186	(22,653)
State	—	(2,247)	(4,313)
Foreign	—	—	—

	—	(2,061)	(26,966)

Total tax provision	$1,257	$(1,335)	$(26,201)

Net deferred tax asset consists of the following (in thousands):

	As of December 31, 2011	As of December 31, 2010
Goodwill	$(19,991)	$(24,169)
Basis differential in property and equipment	2,123	(14,059)
Deferred costs and other	(227)	58
Management contract amortization	(16,469)	—

Total deferred tax liability	(34,564)	(38,170)

Stock compensation	30,439	26,909
Derivative instruments	20	332
Investment in unconsolidated subsidiaries	23,558	27,525
Basis differences in consolidated subsidiaries	26,409	6,833
Designer fee payable	5,816	5,819
Other	564	2,858
Foreign exchange losses	—	1,054
Convertible bond	8,889	11,431
Deferred gain on sale of hotel assets	62,369	—
Net operating loss	68,473	110,844
Valuation allowance	(113,195)	(75,291)

Total deferred tax asset	113,342	118,314

Net deferred tax asset	$78,778	$80,144

The Company adjusted certain deferred tax balances as of December 31, 2010 relating to the true-up of the tax provision based on filed 2010 income tax returns. The adjustments do not have an impact on the net deferred tax asset balance reported as of December 31, 2010.

The Company has federal net operating loss carryforwards (“NOL Carryforwards”) of approximately $146.6 million at December 31, 2011. These NOL Carryforwards are available to offset future taxable income, and will expire in 2029 and 2030. The Company has State NOL Carryforwards of approximately $215.0 million in aggregate at December 31, 2011. These State NOL Carryforwards are available to offset future taxable income and will expire in 2029 and 2030.

During 2011, the Company sold the three wholly-owned hotels and its 50% interest in Morgans Europe, which owns Sanderson and St Martins Lane, all of which are subject to long-term management agreements. As a result, the pretax gain is deferred and is recognized over the life of the management agreements. The Company established a deferred tax asset on this deferred gain and recognizes the related tax benefit through its tax provision. The Company recorded benefits of $62.3 million for the year ended December 31, 2011 to establish the deferred tax asset on these asset sales.

The Company will utilize approximately $95.5 million of the NOL Carryforwards to offset the taxable income due to the realization of the taxable gain in 2011 from the sale of Royalton, Morgans and Mondrian Los Angeles and our 50% ownership in the entity that owned Sanderson and St Martins Lane. As the Company is also subject to Alternative Minimum tax (“AMT”), it will utilize a portion of the AMT foreign tax credits and the FICA tax credits to offset any AMT the Company may owe.

The Company has established a reserve on its deferred tax assets based on anticipated future taxable income and tax strategies which may include the sale of a property or an interest therein. The total reserve on the deferred tax assets for December 31, 2011 and 2010 was $113.2 million and $75.3 million, respectively.

A reconciliation of the statutory United States Federal tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Federal statutory income tax rate	35%	35%	35%
State and city taxes, net of federal tax benefit	7%	7%	7%
Valuation allowance	-64%	-30%	-22%
Other including non deductible items	21%	-10%	1%

Effective tax rate	-1%	2%	21%

The Company has not identified any uncertain tax positions in accordance with ASC 740-10 (formerly FIN 48) and does not believe it will have any unrecognized tax positions over the next 12 months. Therefore, the Company has not accrued any interest or penalties associated with any unrecognized tax positions. The Company’s tax returns for the years 2010 and 2009 are subject to review by the Internal Revenue Service (“IRS”). The Company calculated its deferred tax asset true-up from the tax provision to the actual tax return filed with the IRS. The valuation allowance change in the rate reconciliation table includes net true-ups.

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

Total stock compensation expense, which is included in corporate expenses on the accompanying consolidated statements of operations and comprehensive loss, was $9.1 million, $10.9 million and $11.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011 and 2010, there were approximately $8.8 million and $6.8 million, respectively, of total unrecognized compensation costs related to unvested share awards, excluding outstanding OPP LTIP Units, as discussed below. As of December 31, 2011, the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 1 year.

Restricted Common Stock Units

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

In connection with the Company’s senior management changes announced in March 2011, the Compensation Committee of the Board of Directors of the Company issued 65,250 RSUs to the Company’s newly appointed Chief Development Officer under the Amended 2007 Incentive Plan on March 23, 2011. The RSUs vest one-third of the amount granted on each of the first three anniversaries of the grant date so long as the recipient continues to be an eligible participant. The estimated fair value of each RSU granted was $9.64 at the grant date.

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

In April 2011, in connection with the Company’s senior management changes announced in March 2011, the Compensation Committee of the Board of Directors of the Company issued 43,000 RSUs to the Company’s newly appointed Chief Operating Officer under the Amended 2007 Incentive Plan on April 4, 2011. The RSUs vest one-third of the amount granted on each of the first three anniversaries of the grant date so long as the recipient continues to be an eligible participant. The estimated fair value of each RSU granted was $9.69 at the grant date.

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

Concurrent with the closing of The Light Group Transaction, the Company entered into a one-year consulting agreement with Mr. Sasson pursuant to which he will provide consulting services in connection with food and beverage and nightclub operations in hotels managed by the Company and other venues. Mr. Sasson’s compensation for services performed pursuant to the consulting agreement consists of shares of the Company’s common stock with an aggregate value of $300,000 as of the date of the consulting agreement. On December 5, 2011, the Company issued 52,817 RSUs to Mr. Sasson, which vested immediately upon grant. The fair value of each such RSU at the date of grant was $6.53.

In addition to the above grants of RSUs, the Company granted newly hired or promoted employees RSUs from time to time. A summary of the status of the Company’s nonvested restricted common stock granted to non-employee directors, named executive officers and employees as of December 31, 2011 and 2010 and changes during the years ended December 31, 2011 and 2010, are presented below:

Nonvested Shares	RSUs	Weighted Average Fair Value
Nonvested at January 1, 2010	1,126,163	$10.09
Granted	262,235	7.63
Vested	(551,514)	10.81
Forfeited	(204,373)	16.40

Nonvested at December 31, 2010	632,511	$7.89

Granted	434,097	8.46
Vested	(402,937)	8.06
Forfeited	(202,368)	7.34

Nonvested at December 31, 2011	461,303	$7.91

Outstanding at December 31, 2011	669,879	$7.91

For the years ended December 31, 2011, 2010 and 2009, the Company expensed $2.5 million, $4.6 million, and $4.6 million, respectively, related to granted RSUs. As of December 31, 2011, there were 669,879 RSUs outstanding. At December 31, 2011, the Company has yet to expense approximately $2.7 million related to nonvested RSUs which is expected to be recognized over the remaining vesting period of the outstanding awards, as discussed above.

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

In addition to the above grants of LTIP Units, the Company granted newly hired or promoted employees LTIP Units from time to time. A summary of the status of the Company’s nonvested LTIP Units granted to named executive officers, other executives and non-employee directors of the Company as of December 31, 2011 and 2010 and changes during the years ended December 31, 2011 and 2010, are presented below:

Nonvested Shares	LTIP Units	Weighted Average Fair Value
Nonvested at January 1, 2010	878,763	$9.93
Granted	453,619	6.76
Vested	(430,470)	12.42
Forfeited	(7,702)	13.58

Nonvested at December 31, 2010	894,210	$7.09

Granted	300,000	8.94
Vested	(904,108)	7.25
Forfeited	(11,412)	6.34

Nonvested at December 31, 2011	278,690	$8.62

Outstanding at December 31, 2011	2,340,972	$12.89

For the years ended December 31, 2011, 2010 and 2009, the Company expensed $4.4 million, $4.8 million and $4.6 million, respectively, related to granted LTIP Units. As of December 31, 2011, there were 2,340,972 LTIP Units outstanding. At December 31, 2011, the Company has yet to expense approximately $1.8 million related to nonvested LTIP Units which is expected to be recognized over the remaining vesting period of the outstanding awards, as discussed above.

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

In addition to the above grants of options to purchase common stock of the Company, the Company granted newly hired or promoted employees similar options. A summary of the Company’s outstanding and exercisable stock options granted to non-employee directors, named executive officers and employees as of December 31, 2011 and 2010 and changes during the years ended December 31, 2011 and 2010, are presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2010	1,659,279	$18.68	7.25	$—
Granted	—
Exercised	—
Forfeited or Expired	(152,942)	20.00

Outstanding at December 31, 2010	1,506,337	$18.55	5.69	$—

Granted	1,300,000	9.11
Exercised	—
Forfeited or Expired	(481,597)	18.38

Outstanding at December 31, 2011	2,324,740	$13.30	6.51	$—

Exercisable at December 31, 2011	1,024,740	$18.62	3.06	$—

For the years ended December 31, 2011, 2010 and 2009, the Company expensed $1.6 million, $1.6 million and $2.6 million, respectively, related to granted stock options. At December 31, 2011, the Company has yet to expense approximately $4.3 million related to outstanding stock options which is expected to be recognized over the remaining vesting period of the outstanding awards, as discussed above.

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

The total return to shareholders will be calculated based on the average closing price of the Company’s common shares on the 30 trading days ending on the Final Valuation Date (as defined below). The baseline value of the Company’s common shares for purposes of determining the total return to shareholders will be $8.87, the closing price of the Company’s common shares on March 18, 2011. The Participation Percentages granted to Messrs. Hamamoto, Gross, Flannery and Gery are 35%, 35%, 10% and 10%, respectively. In addition, in February 2012, Messrs. Szymanski and Smail were each granted Participation Percentages of 5%, respectively.

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

As the Company has the ability to settle the vested OPP LTIP Units with cash, these Awards are not considered to be indexed to the Company’s stock price and must be accounted for as liabilities at fair value. As of December 31, 2011, the fair value of the OPP LTIP Units were approximately $2.0 million and compensation expense relating to these OPP LTIP Units is being recorded over the vesting period. The fair value of the OPP LTIP Units were estimated on the date of grant using the following assumptions in the Monte-Carlo valuation: expected price volatility for the Company’s stock of 50%; a risk free rate of 1.46%; and no dividend payments over the measurement period. The fair value of the OPP LTIP Units were estimated on December 31, 2011 using the following assumptions in the Monte-Carlo valuation: expected price volatility for the Company’s stock of 50%; a risk free rate of 0.61%; and no dividend payments over the measurement period.

Total stock compensation expense related to the OPP LTIP Units, which is included in corporate expenses on the accompanying consolidated statements of operations and comprehensive loss, was $0.5 million for the year ended December 31, 2011.

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

The Series A Preferred Securities have an 8% dividend rate through October 15, 2014, a 10% dividend rate from October 15, 2014 to October 15, 2016, and a 20% dividend rate thereafter. The Company has the option to accrue any and all dividend payments. The cumulative unpaid dividends have a dividend rate equal to the dividend rate on the Series A Preferred Securities. As of December 31, 2011, the Company had undeclared and unpaid dividends of $14.6 million.

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

Therefore, through October 15, 2010, the Company accounted for the warrants as liabilities at fair value. On October 15, 2010, the Investors rights under this warrant exercise price adjustment expired, at which time the warrants met the scope exception in ASC 815-10-15 and are accounted for as equity instruments indexed to the Company’s stock. At October 15, 2010, the warrants were reclassified to equity and will no longer be adjusted periodically to fair value. The Investors right to exercise the warrants to purchase 12,500,000 shares of the Company’s common stock expires in April 2017.

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

The initial carrying value of the Series A Preferred Securities was recorded at its net present value less costs to issue on the date of issuance. The carrying value will be periodically adjusted for accretion of the discount. As of December 31, 2011, the value of the Series A Preferred Securities was $54.1 million, which includes accretion of $6.1 million.

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

12. Related Party Transactions

The Company earned management fees, chain services fees and fees for certain technical services and has receivables from hotels it owns through investments in unconsolidated joint ventures as well as hotels owned by the Former Parent. These fees totaled approximately $11.3 million, $18.3 million and $15.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011 and 2010, the Company had receivables from these affiliates of approximately $4.1 million and $3.8 million, respectively, which are included in receivables from related parties on the accompanying consolidated balance sheets.

As of December 31, 2011, the Company had $18.0 million of promissory notes due to Messrs. Sasson and Masi, as discussed in note 1, which are included in debt and capital lease obligations on the accompanying consolidated balance sheet.

13. Restructuring, development and disposal costs

Restructuring, development and disposal costs consist of the following (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Severance costs	$7,366	$844	$1,996
Loss on asset disposal	582	117	87
Development costs	6,343	2,955	4,000

	$14,291	$3,916	$6,083

14. Other Non-Operating Expenses (Income)

Other non-operating expenses (income) consist of the following (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Insurance proceeds	$—	$—	$(329)
Litigation and settlement costs	4,127	2,139	2,317
Other	505	1,874	1,630
Unrealized loss (gain) on change in value of Yucaipa warrants (note 11)	—	28,699	(6,066)

	$4,632	$32,712	$(2,448)

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

The Company has reclassified the individual assets and liabilities to the appropriate discontinued operations line items on its December 31, 2010 balance sheet related to the property across the street from Delano South Beach. Additionally, the Company reclassified the hotels results of operations and cash flows to discontinued operations on the Company’s statements of operations and comprehensive loss and cash flows.

The following sets forth the discontinued operations of Mondrian Scottsdale and the property across the street from Delano South Beach for the years ended December 31, 2011 and 2010 (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Operating revenues	$—	$1,594	$7,594
Operating expenses	(30)	(2,164)	(9,014)
Interest expense	—	(1,314)	(1,912)
Depreciation and amortization expense	—	(268)	(1,174)
Income tax benefit (expense)	(328)	600	14,653
Impairment loss	—	—	(30,391)
Gain on disposal	843	17,820	—

Income (loss) from discontinued operations	$485	$16,268	$(20,244)

16. Quarterly Financial Information (Unaudited)

The tables below reflect the Company’s selected quarterly information for the Company for the years ended December 31, 2011 and 2010 (in thousands, except per share data):

	Three Months Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Total revenues	$52,033	$46,686	$54,209	$54,404
Gain on asset sale	1,457	1,101	620	—
Loss before income tax expense	(17,258)	(25,388)	(11,374)	(33,493)
(Loss) income from discontinued operations, net of taxes	—	—	(5)	490
Net loss attributable to common stockholders	(20,354)	(27,104)	(13,653)	(34,230)
Net loss per share — basic/diluted attributable to common shareholders	(0.66)	(0.89)	(0.45)	(1.10)
Weighted-average shares outstanding — basic and diluted	30,753	30,617	30,498	31,103

	Three Months Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Total revenues	$65,056	$57,741	$60,189	$53,384
Impairment loss on receivables from unconsolidated joint venture	(50)	(5,499)	—	—
Loss before income tax expense	(9,031)	(37,827)	(20,779)	(33,015)
(Loss) income from discontinued operations, net of taxes	(206)	(281)	(447)	17,202
Net loss attributable to common stockholders	(9,499)	(39,241)	(23,185)	(18,038)
Net loss per share — basic/diluted attributable to common shareholders	(0.31)	(1.30)	(0.76)	(0.60)
Weighted-average shares outstanding — basic and diluted	30,284	30,162	30,484	29,849

17. Deferred Gain on Assets Sold

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

In accordance with ASC 360-20, Property, Plant and Equipment, Real Estate Sales, the Company evaluated its recognition of the gain on sales noting that the Company continues to have significant continuing involvement in the hotels as a result of long-term management agreements, which resulted in the Company continuing to have involvement in the hotels and sharing in risks and rewards of ownership. The Company recorded deferred gains of approximately $11.2 million, $12.5 million and $55.6 million, respectively, related to the sales of Royalton, Morgans and Mondrian Los Angeles, which are deferred and recognized over the initial term of the related management agreement. For the year ended December 31, 2011, the Company recorded a gain of $2.8 million.

The Company’s hotel management agreements for Royalton and Morgans contain performance tests that stipulate certain minimum levels of operating performance. These performance test provisions give the Company the option to fund a shortfall in operating performance. If the Company chooses not to fund the shortfall, the hotel owner has the option to terminate the management agreement. As of December 31, 2011, approximately $0.7 million was recorded in accrued expenses and as a reduction to management fees related to these performance test provisions.

On November 23, 2011, our subsidiary, Royalton Europe, and Walton MG London, each of which owned a 50% equity interest in Morgans Europe, the joint venture that owns the 150 room Sanderson and 204 room St Martins Lane hotels, completed the sale of their respective equity interests in the joint venture for an aggregate of £192 million (or approximately $297 million). The Company received net proceeds of approximately $72.3 million, after applying a portion of the proceeds from the sale to retire the £99.5 million of outstanding mortgage debt secured by the hotels and payment of closing costs. The Company continues to operate the hotels under long-term management agreements that, including extension options, extend the term of the existing management agreements to 2041 from 2027.

The Company recorded a deferred gain of approximately $73.1 million related to the sales its equity interests in Morgans Europe. As the Company has significant continuing involvement through long-term management agreements, similar to the discussion above, the gain on sale is deferred and recognized over the initial term of the related management agreement. For the year ended December 31, 2011, the Company recorded a gain of $0.4 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2012.

MORGANS HOTEL GROUP CO.

	By:	/s/ MICHAEL J. GROSS
Name: Michael J. Gross
Title: Chief Executive Officer
Date: March 9, 2012

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael J. Gross and Richard Szymanski and each of them severally, his true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his name, place and stead, in any and all capacities, to do any and all things and execute and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the United States Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL J. GROSS Michael J. Gross	Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2012

/s/ RICHARD SZYMANSKI Richard Szymanski	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 9, 2012

/s/ DAVID T. HAMAMOTO David T. Hamamoto	Executive Chairman of the Board of Directors	March 9, 2012

/s/ RON BURKLE Ron Burkle	Director	March 9, 2012

/s/ ROBERT FRIEDMAN Robert Friedman	Director	March 9, 2012

/s/ JEFFREY M. GAULT Jeffrey M. Gault	Director	March 9, 2012

/s/ JASON TAUBMAN KALISMAN Jason Taubman Kalisman	Director	March 9, 2012

/s/ THOMAS L. HARRISON Thomas L. Harrison	Director	March 9, 2012

/s/ EDWIN L. KNETZGER, III Edwin L. Knetzger, III	Director	March 9, 2012

/s/ MICHAEL D. MALONE Michael D. Malone	Director	March 9, 2012

/s/ ANDREW SASSON Andrew Sasson	Director	March 9, 2012

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated May 11, 2006, by and among Morgans Hotel Group Co., MHG HR Acquisition Corp., Hard Rock Hotel, Inc. and Peter Morton (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 17, 2006)

2.2	First Amendment to Agreement and Plan of Merger, dated as of January 31, 2007, by and between Morgans Hotel Group Co., MHG HR Acquisition Corp., Hard Rock Hotel, Inc., (solely with respect to Section 1.6 and Section 1.8 thereof) 510 Development Corporation and (solely with respect to Section 1.7 thereof) Peter A. Morton (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 6, 2007)

3.1	Amended and Restated Certificate of Incorporation of Morgans Hotel Group Co.(incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on February 6, 2006)

3.2	Amended and Restated By-laws of Morgans Hotel Group Co. (incorporated by reference to Exhibit 3.2 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on February 6, 2006)

3.3	Certificate of Designations for Series A Preferred Securities (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

4.1	Specimen Certificate of Common Stock of Morgans Hotel Group Co. (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on January 17, 2006)

4.2	Junior Subordinated Indenture, dated as of August 4, 2006, between Morgans Hotel Group Co., Morgans Group LLC and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 11, 2006)

4.3	Supplemental Indenture, dated as of November 2, 2009, by and among Morgans Group LLC, the Company and The Bank of New York Mellon Trust Company, National Association (as successor to JPMorgan Chase Bank, National Association), as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 4, 2009)

4.4	Amended and Restated Trust Agreement of MHG Capital Trust I, dated as of August 4, 2006, among Morgans Group LLC, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, and the Administrative Trustees Named Therein (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 11, 2006)

4.5	Amended and Restated Stockholder Protection Rights Agreement, dated as of October 1, 2009, between Morgans Hotel Group Co. and Mellon Investor Services LLC, as Rights Agent (including Forms of Rights Certificate and Assignment and of Election to Exercise as Exhibit A thereto and Form of Certificate of Designation and Terms of Participating Preferred Stock as Exhibit B thereto) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on October 2, 2009)

4.6	Amendment No. 1, dated as of October 15, 2009, to Amended and Restated Stockholder Protection Rights Agreement, dated as of October 1, 2009, between the Registrant and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

4.7	Amendment No. 2, dated as of April 21, 2010, to Amended and Restated Stockholder Protection Rights Agreement, dated as of October 1, 2009, between Morgans Hotel Group Co. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 22, 2010)

Exhibit Number	Description

4.8	Indenture related to the Senior Subordinated Convertible Notes due 2014, dated as of October 17, 2007, by and among Morgans Hotel Group Co., Morgans Group LLC and The Bank of New York, as trustee (including form of 2.375% Senior Subordinated Convertible Note due 2014) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on October 17, 2007)

4.9	Registration Rights Agreement, dated as of October 17, 2007, between Morgans Hotel Group Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on October 17, 2007)

4.10	Form of Warrant for Warrants issued under Securities Purchase Agreement to Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

4.11	Warrant, dated October 15, 2009, issued to Yucaipa American Alliance Fund II, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

4.12	Warrant, dated October 15, 2009, issued to Yucaipa American Alliance Fund II, LLC (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

4.13	Form of Amended Common Stock Purchase Warrants issued under Securities Purchase Agreement to Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 14, 2009)

4.14	Amendment No. 1 to Common Stock Purchase Warrant issued under the Real Estate Fund Formation Agreement to Yucaipa American Alliance Fund II, LLC, dated as of December 11, 2009 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 14, 2009)

4.15	Amendment No. 1 to Common Stock Purchase Warrant issued under the Real Estate Fund Formation Agreement to Yucaipa American Alliance Fund II, LLC, dated as of December 11, 2009 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 14, 2009)

10.1	Amended and Restated Limited Liability Company Agreement of Morgans Group LLC (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.2	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of Morgans Group LLC, dated as of April 4, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)

10.3	Amendment No. 2 to Amended and Restated Limited Liability Company Agreement of Morgans Group LLC, dated as of September 15, 2011 and effective as of October 15, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

10.4	Amendment No. 3 to Amended and Restated Limited Liability Company Agreement of Morgans Group LLC, dated as of September 15, 2011(incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

10.5	Registration Rights Agreement, dated as of February 17, 2006, by and between Morgans Hotel Group Co. and NorthStar Partnership, L.P. (incorporated by reference to Exhibit 99.9 to the Company’s Statement on Schedule 13D filed on February 27, 2006)

10.6	Indemnification Agreement, dated as of February 17, 2006, by and among Morgans Hotel Group Co., Morgans Hotel Group LLC, NorthStar Partnership, L.P. and RSA Associates, L.P. (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

Exhibit Number	Description

10.7	Waiver Agreement, dated as of April 21, 2010, by and among Morgans Hotel Group Co., Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.8	Credit Agreement, dated as of July 28, 2011, by and among Morgans Group, LLC, Beach Hotel Associates LLC, Morgans Hotel Group Co., Deutsche Bank Securities Inc., Deutsche Bank Trust Company Americas, and the financial institutions initially signatory thereto and their assignees pursuant to Section 13.5 thereto (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

10.9	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of July 28, 2011, by Beach Hotel Associates LLC, to Deutsche Bank Trust Company Americas, for itself, the Issuing Bank and for each of the Lenders from time party to the Credit Agreement, dated as of July 28, 2011(incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

10.10	Security Agreement, dated as of July 28, 2011, from Beach Hotel Associates LLC to Deutsche Bank Trust Company Americas, for itself the Issuing Bank and for each of the Lenders from time to time party to the Credit Agreement, dated as of July 28, 2011 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

10.11	Guaranty, dated as of July 28, 2011, by Morgans Hotel Group Co., Morgans Hotel Group Management LLC, in favor of Deutsche Bank Trust Company Americas for itself, the Issuing Bank and each of the Lenders under the Credit Agreement, dated as of July 28, 2011 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

10.12	Loan and Security Agreement, dated as of August 12, 2011, by and among Henry Hudson Holdings LLC, 58th Street Bar Company LLC and Hudson Leaseco LLC (collectively, the Borrower), the institutions from time to time a party thereto, as Lenders, and Deutsche Bank Trust Company Americas, as Administrative Agent for Lenders (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

10.13	Amended, Restated and Consolidated Mortgage, Assignment of Leases and Rents, Hotel Revenue and Security Agreement, dated as of August 12, 2011, by Henry Hudson Holdings LLC, Hudson Leaseco LLC and 58th Street Bar Company LLC, for the benefit of Deutsche Bank Trust Company Americas, as Administrative Agent for the benefit of the lenders from time to time party to the Loan and Security Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

10.14	Operating Agreement of Hudson Leaseco LLC, dated as of August 28, 2000, by and between Hudson Managing Member LLC and Chevron TCI, Inc. (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on December 7, 2005)

10.15	Lease, dated as of August 28, 2000, by and between Henry Hudson Holdings LLC and Hudson Leaseco LLC (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on December 7, 2005)

10.16	Ground Lease, dated October 14, 2004, by and between Geary Hotel Holding, LLC and Clift Holdings, LLC (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on December 7, 2005)

Exhibit Number	Description

10.17	Amendment Number One to Ground Lease, dated September 17, 2010, by and among Hasina, LLC, a California limited liability company, Tarstone Hotels, LLC, a Delaware limited liability company, Kalpana, LLC, a California limited liability company, Rigg Hotel, LLC, a California limited liability company, and JRIA, LLC, a Delaware limited liability company, and Clift Holdings, LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.18	Limited Guaranty of Lease, dated September 17, 2010, by Morgans Group LLC, a Delaware limited liability company to and for the benefit of Hasina, LLC, a California limited liability company, Tarstone Hotels, LLC, a Delaware limited liability company, Kalpana, LLC, a California limited liability company, Rigg Hotel, LLC, a California limited liability company, and JRIA, LLC, a Delaware limited liability company(incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.19	Lease, dated January 31, 1997, by and among Mrs. P. A. Allsopp, Messrs. M. E. R. Allsopp, W. P. Harriman and A. W. K. Merriam, and Burford (Covent Garden) Limited (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on December 7, 2005)

10.20	Confirmation of OTC Convertible Note Hedge, dated October 11, 2007, between Morgans Hotel Group Co. and Merrill Lynch Financial Markets, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 17, 2007)

10.21	Confirmation of OTC Convertible Note Hedge, dated October 11, 2007, between Morgans Hotel Group Co. and Citibank, N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 17, 2007)

10.22	Amended and Restated Confirmation of OTC Warrant Transaction, dated October 17, 2007, between Morgans Hotel Group Co. and Merrill Lynch Financial Markets, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on October 17, 2007)

10.23	Amended and Restated Confirmation of OTC Warrant Transaction, dated October 17, 2007, between Morgans Hotel Group Co. and Citibank, N.A. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on October 17, 2007)

10.24	Securities Purchase Agreement, dated as of October 15, 2009, by and among the Registrant and Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P. (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.25	Amendment No. 1 to Securities Purchase Agreement, dated as of December 11, 2009, by and among Morgans Hotel Group Co., Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 14, 2009)

10.26	Real Estate Fund Formation Agreement, dated as of October 15, 2009, by and between Yucaipa American Alliance Fund II, LLC and the Registrant (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.27	Registration Rights Agreement, dated as of October 15, 2009, by and between the Registrant and Yucaipa American Alliance Fund II, L.P., Yucaipa American Alliance (Parallel) Fund II, L.P. and Yucaipa American Alliance Fund II, LLC (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.28	Purchase and Sale Agreement, dated as of April 3, 2011, by and among Morgans Holdings LLC and Madison 237 Hotel, L.L.C. (Morgans New York) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

Exhibit Number	Description

10.29	Purchase and Sale Agreement, dated as of April 3, 2011, by and among Royalton, LLC and Royalton 44 Hotel, L.L.C. (Royalton New York) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

10.30	Purchase and Sale Agreement, dated as of April 22, 2011, by and among Mondrian Holdings LLC and Wolverines Owner, LLC (Mondrian Los Angeles) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

10.31*	Agreement for the Acquisition of Morgans Hotel Group Europe Limited, dated October 7, 2011, between Royalton Europe Holdings LLC, Walton MG London Hotels Investors V, L.L.C. (together with Royalton Europe Holdings LLC, the “Sellers”), Walton Street Real Estate Fund V, L.P., Morgans Group LLC (together with Walton Street Real Estate Fund V, L.P., the “Sellers’ Guarantors”) and Capital Hill Hotels Limited (the “Buyer”)

10.32*	Master Purchase Agreement, dated as of November 17, 2011, by and among Sasson Masi F&B Holdings, LLC (“Sasson Masi F&B”), Sasson Masi Nightlife Holdings, LLC (“Sasson Masi Nightlife,” and, together with Sasson Masi F&B, the “Sellers”), Andrew Sasson (“Sasson”), Andy Masi (“Masi.” and , together with the Sellers and Sasson, the “Seller Parties”), TLG Acquisition LLC (the “Buyer”), and Morgans Group LLC (“MGLLC,” and, together with the Buyer, the “Buyer Parties”)

10.33*	Securities Purchase Agreement, dated as of November 30, 2011, by and between Zabeel Investments Inc. ( “U.S. Seller”), Zabeel Investments (L.L.C.) (“Non-U.S. Seller” and, together with U.S. Seller, “Sellers”), TLG Acquisition LLC (“Purchaser”), and Morgans Group LLC (“MGLLC”)

10.34†	Employment Agreement dated as of February 14, 2006, by and between W. Edward Scheetz and Morgans Hotel Group Co. (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.35†	Separation Agreement and Release, dated as of September 19, 2007, between W. Edward Scheetz and Morgans Hotel Group, Inc. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on September 20, 2007)

10.36†	Employment Agreement, effective as of December 10, 2007, by and between Morgans Hotel Group Co. and Fred J. Kleisner (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 14, 2007)

10.37†	Amendment No. 1 to Employment Agreement for Fred J. Kleisner, effective as of December 31, 2008, by and between Morgans Hotel Group Co. and Fred J. Kleisner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 7, 2009)

10.38†	Amendment No. 2 to Employment Agreement for Fred J. Kleisner, effective as of April 21, 2009, by and between Morgans Hotel Group Co. and Fred J. Kleisner (incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009)

10.39†	Amendment No. 3 to the Employment Agreement for Fred J. Kleisner, effective as of March 31, 2010, between Morgans Hotel Group Co. and Fred J. Kleisner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 15, 2010)

10.40†	Amendment No. 4 to the Employment Agreement for Fred J. Kleisner, effective as of December 13, 2010, between Morgans Hotel Group Co. and Fred J. Kleisner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2010)

10.41†	Amended and Restated Employment Agreement, effective as of April 1, 2008, by and between Morgans Hotel Group Co. and Marc Gordon (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 17, 2008)

10.42†	Separation Agreement and Release, dated as of March 20, 2011, between Marc Gordon and Morgans Hotel Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

Exhibit Number	Description

10.43†	Employment Agreement, effective as of October 1, 2007, by and between Morgans Hotel Group Co. and Richard Szymanski (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 30, 2007)

10.44†	Amendment No. 1 to Employment Agreement for Richard Szymanski, effective as of December 31, 2008, by and between Morgans Hotel Group Co. and Richard Szymanski (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 7, 2009)

10.45†	Employment Agreement, effective as of March 20, 2011, between Morgans Hotel Group Co. and David Hamamoto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.46†	Employment Agreement, effective as of March 20, 2011, between Morgans Hotel Group Co. and Michael Gross (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.47†	Employment Agreement, effective as of March 23, 2011, between Morgans Hotel Group Co. and Yoav Gery (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.48†	Employment Agreement, effective as of April 4, 2011, between Morgans Hotel Group Co. and Daniel Flannery (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.49†	Morgans Hotel Group Co. Amended and Restated 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2010)

10.50†	Form of Morgans Hotel Group Co. RSU Award Agreement (Directors) (incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.51†	Form of Morgans Hotel Group Co. RSU Award Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.52†	Form of Morgans Hotel Group Co. Stock Option Award Agreement (Directors) (incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.53†	Form of Morgans Hotel Group Co. Stock Option Award Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.54†	Form of Morgans Hotel Group Co. LTIP Unit Vesting Agreement (Directors) (incorporated by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.55†	Form of Morgans Hotel Group Co. LTIP Unit Vesting Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.66 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.56†	Form of Morgans Hotel Group Co. 2011 Outperformance Plan Award Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

Exhibit Number	Description

10.57†	Form of Morgans Hotel Group Co. 2011 Executive Promoted Interest Bonus Pool Award Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

21.1*	Subsidiaries of the Registrant

24.1	Power of attorney (included on the signature page hereof)

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.LAB†	XBRL Taxonomy Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Denotes a management contract or compensatory plan, contract or arrangement.