Form 10-Q
period 2012-03-31
Morgans Hotel Group Co.
filed 2012-05-10
CIK 1342126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of May 10, 2012 was 31,122,373.

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for “forward-looking statements” made by or on behalf of a company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our stockholders. These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ materially from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Important risks and factors that could cause our actual results to differ materially from any forward-looking statements include, but are not limited to, the risks discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and other documents filed by the Company with the Securities and Exchange Commission from time to time; downturns in economic and market conditions, particularly levels of spending in the business, travel and leisure industries; hostilities, including future terrorist attacks, or fear of hostilities that affect travel; risks related to natural disasters, such as earthquakes, volcanoes and hurricanes; risks associated with the acquisition, development and integration of properties; the seasonal nature of the hospitality business; changes in the tastes of our customers; increases in real property tax rates; increases in interest rates and operating costs; the impact of any material litigation; the loss of key members of our senior management; general volatility of the capital markets and our ability to access the capital markets; and changes in the competitive environment in our industry and the markets where we invest.

We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Morgans Hotel Group Co.

Consolidated Balance Sheets

(in thousands, except per share data)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Property and equipment, net	$296,305	$289,169
Goodwill	69,105	69,105
Investments in and advances to unconsolidated joint ventures	15,617	10,201
Cash and cash equivalents	7,131	28,855
Restricted cash	5,921	9,938
Accounts receivable, net	11,002	10,827
Related party receivables	4,737	4,142
Prepaid expenses and other assets	6,864	5,293
Deferred tax asset, net	78,781	78,778
Other assets, net	48,796	51,348

Total assets	$544,259	$557,656

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Debt and capital lease obligations	$448,474	$442,395
Accounts payable and accrued liabilities	32,623	36,576
Deferred gain on asset sales	146,766	148,760
Other liabilities	14,214	14,394

Total liabilities	642,077	642,125
Redeemable noncontrolling interest	5,415	5,170
Commitments and contingencies
Preferred stock, $.01 par value; liquidation preference $1,000 per share, 75,000 shares authorized and issued at March 31, 2012 and December 31, 2011, respectively	54,981	54,143
Common stock, $.01 par value; 200,000,000 shares authorized; 36,277,495 shares issued at March 31, 2012 and December 31, 2011, respectively	363	363
Additional paid-in capital	283,445	286,914
Treasury stock, at cost, 5,233,258 and 5,487,289 shares of common stock at March 31, 2012 and December 31, 2011, respectively	(79,929)	(84,543)
Accumulated comprehensive loss	(42)	(38)
Accumulated deficit	(369,419)	(354,302)

Total Morgans Hotel Group Co. stockholders’ deficit	(110,601)	(97,463)
Noncontrolling interest	7,368	7,824

Total deficit	(103,233)	(89,639)

Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$544,259	$557,656

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.

Consolidated Statements of Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Rooms	$20,876	$31,034
Food and beverage	15,099	18,030
Other hotel	1,261	2,016

Total hotel revenues	37,236	51,080
Management fee-related parties and other income	6,059	3,324

Total revenues	43,295	54,404
Operating Costs and Expenses:
Rooms	7,666	11,174
Food and beverage	12,730	15,102
Other departmental	907	1,211
Hotel selling, general and administrative	9,486	12,558
Property taxes, insurance and other	3,953	4,185

Total hotel operating expenses	34,742	44,230
Corporate expenses, including stock compensation of $1.1 million and $4.0 million, respectively	7,676	10,834
Depreciation and amortization	5,713	8,373
Restructuring, development and disposal costs	2,207	4,593

Total operating costs and expenses	50,338	68,030

Operating loss	(7,043)	(13,626)
Interest expense, net	7,801	8,994
Equity in loss of unconsolidated joint ventures	910	9,483
Gain on asset sales	(1,996)	—
Other non-operating expenses	543	1,390

Loss before income tax expense (benefit)	(14,301)	(33,493)
Income tax expense (benefit)	193	(135)

Net loss from continuing operations	(14,494)	(33,358)
Income from discontinued operations, net of tax	—	490

Net loss	(14,494)	(32,868)
Net loss attributable to noncontrolling interest	213	825

Net loss attributable to Morgans Hotel Group	(14,281)	(32,043)

Preferred stock dividends and accretion	(2,650)	(2,187)

Net loss attributable to common stockholders	(16,931)	(34,230)

Other comprehensive loss:
Unrealized gain on valuation of swap/cap agreements, net of tax	(4)	—
Share of unrealized gain on valuation of swap agreements from unconsolidated joint venture, net of tax	—	1,866
Foreign currency translation loss, net of tax	—	(106)

Comprehensive loss	$(16,935)	$(32,470)

Loss per share:
Basic and diluted continuing operations	(0.55)	(1.12)
Basic and diluted discontinued operations	—	0.02
Basic and diluted attributable to common stockholders	(0.55)	(1.10)
Weighted average number of common shares outstanding:
Basic and diluted	30,900	31,103

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended Mar 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(14,494)	$(32,868)
Adjustments to reconcile net loss to net cash used in operating activities (including discontinued operations):
Depreciation	4,118	7,687
Amortization of other costs	1,595	686
Amortization of deferred financing costs	966	2,298
Amortization of discount on convertible notes	569	569
Amortization of deferred gain on asset sales	(1,996)	—
Stock-based compensation	1,069	3,987
Accretion of interest on capital lease obligation	519	473
Equity in losses from unconsolidated joint ventures	910	9,483
Impairment loss and loss on disposal of assets	102	—
Changes in assets and liabilities:
Accounts receivable, net	(175)	940
Related party receivables	(595)	(67)
Restricted cash	2,389	(1,084)
Prepaid expenses and other assets	(1,571)	2,066
Accounts payable and accrued liabilities	(3,947)	4,106
Discontinued operations	—	(843)

Net cash used in operating activities	(10,541)	(2,567)

Cash flows from investing activities:
Additions to property and equipment	(11,356)	(1,074)
Withdrawals (deposits) to capital improvement escrows, net	1,628	(15)
Distributions from unconsolidated joint ventures	2	2
Investments in and settlement related to unconsolidated joint ventures	(6,328)	(7,032)

Net cash used in investing activities	(16,054)	(8,119)

Cash flows from financing activities:
Proceeds from debt	5,000	11,650
Payments on debt and capital lease obligations	(9)	—
Debt issuance costs	(16)	—
Cash paid in connection with vesting of stock based awards	(104)	—
Distributions to holders of noncontrolling interests in consolidated subsidiaries	—	(252)

Net cash provided by financing activities	4,871	11,398

Net (decrease) increase in cash and cash equivalents	(21,724)	712
Cash and cash equivalents, beginning of period	28,855	5,250

Cash and cash equivalents, end of period	$7,131	$5,962

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,134	$5,280

Cash paid for taxes	$637	$149

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.

Notes to Consolidated Financial Statements

(unaudited)

1. Organization and Formation Transaction

Morgans Hotel Group Co. (the “Company”) was incorporated on October 19, 2005 as a Delaware corporation to complete an initial public offering that was part of the formation and structuring transactions described below. The Company operates, owns, acquires and redevelops boutique hotels primarily in gateway cities and select resort markets in the United States, Europe and other international locations, and nightclubs, restaurants, bars and other food and beverage venues in many of the hotels it operates, as well as in hotels and casinos operated by MGM Resorts International (“MGM”) in Las Vegas.

The Morgans Hotel Group Co. predecessor comprised the subsidiaries and ownership interests that were contributed as part of the formation and structuring transactions from Morgans Hotel Group LLC, now known as Residual Hotel Interest LLC (“Former Parent”), to Morgans Group LLC (“Morgans Group”), the Company’s operating company. At the time of the formation and structuring transactions, the Former Parent was owned approximately 85% by NorthStar Hospitality, LLC, a subsidiary of NorthStar Capital Investment Corp., and approximately 15% by RSA Associates, L.P.

In connection with the Company’s initial public offering, the Former Parent contributed the subsidiaries and ownership interests in nine operating hotels in the United States and the United Kingdom to Morgans Group in exchange for membership units. Simultaneously, Morgans Group issued additional membership units to the Morgans Hotel Group Co. predecessor in exchange for cash raised by the Company from the initial public offering. The Former Parent also contributed all the membership interests in its hotel management business to Morgans Group in return for 1,000,000 membership units in Morgans Group exchangeable for shares of the Company’s common stock. The Company is the managing member of Morgans Group and has full management control. On April 24, 2008, 45,935 outstanding membership units in Morgans Group were exchanged for 45,935 shares of the Company’s common stock. As of March 31, 2012, 954,065 membership units in Morgans Group remain outstanding.

On February 17, 2006, the Company completed its initial public offering. The Company issued 15,000,000 shares of common stock at $20 per share resulting in net proceeds of approximately $272.5 million, after underwriters’ discounts and offering expenses.

The Company has one reportable operating segment; it operates, owns, acquires, develops and redevelops boutique hotels, nightclubs, restaurants, bars and other food and beverage venues in many of the hotels it operates, as well as in hotels and casinos operated by MGM in Las Vegas.

Operating Hotels

The Company’s operating hotels as of March 31, 2012 are as follows:

Hotel Name	Location	Number of Rooms	Ownership
Hudson	New York, NY	834	(1)
Morgans	New York, NY	114	(2)
Royalton	New York, NY	168	(2)
Mondrian SoHo	New York, NY	263	(3)
Delano South Beach	Miami Beach, FL	194	(4)
Mondrian South Beach	Miami Beach, FL	328	(5)
Shore Club	Miami Beach, FL	309	(6)
Mondrian Los Angeles	Los Angeles, CA	237	(7)
Clift	San Francisco, CA	372	(8)
Ames	Boston, MA	114	(9)
Sanderson	London, England	150	(10)
St Martins Lane	London, England	204	(10)
Hotel Las Palapas	Playa del Carmen, Mexico	75	(11)

(1)	The Company owns 100% of Hudson, which is part of a property that is structured as a condominium, in which Hudson constitutes 96% of the square footage of the entire building.
(2)	Operated under a management contract; wholly-owned until May 23, 2011, when the hotel was sold to a third-party.
(3)	Operated under a management contract and owned through an unconsolidated joint venture in which the Company held a minority ownership interest of approximately 20% at March 31, 2012 based on cash contributions. See note 4.
(4)	Wholly-owned hotel.
(5)	Operated under a management contract and owned through a 50/50 unconsolidated joint venture. As of March 31, 2012, 163 hotel residences have been sold, of which 81 are in the hotel rental pool. See note 4.
(6)	Operated under a management contract and owned through an unconsolidated joint venture in which the Company held a minority ownership interest of approximately 7% as of March 31, 2012. See note 4.
(7)	Operated under a management contract; wholly-owned until May 3, 2011, when the hotel was sold to a third-party.
(8)	The hotel is operated under a long-term lease which is accounted for as a financing. See note 6.
(9)	Operated under a management contract and owned through an unconsolidated joint venture in which the Company held a minority interest ownership of approximately 31% at March 31, 2012 based on cash contributions. See note 4.
(10)	Operated under a management contract; owned through a 50/50 unconsolidated joint venture until November 2011, when the Company sold its equity interests in the joint venture to a third-party. See note 4.
(11)	Operated under a management contract.

Restaurant Joint Venture

Prior to June 20, 2011, the food and beverage operations of certain of the hotels were operated under 50/50 joint ventures with a third party restaurant operator, China Grill Management Inc. (“CGM”). The joint ventures operated, and CGM managed, certain restaurants and bars at Delano South Beach, Mondrian Los Angeles, Mondrian South Beach, Morgans, Sanderson and St Martins Lane. The food and beverage joint ventures at hotels the Company owned were determined to be variable interest entities and the Company believed that it was the primary beneficiary of these entities. Therefore, the Company consolidated the operating results of these joint ventures into its consolidated financial statements. The Company’s partner’s share of the results of operations of these food and beverage joint ventures were recorded as noncontrolling interests in the accompanying consolidated financial statements. The food and beverage joint ventures at hotels in which the Company had a joint venture ownership interest were accounted for using the equity method, as the Company did not believe it exercised control over significant asset decisions such as buying, selling or financing, and the Company was not the primary beneficiary of the entities.

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

Following the CGM Transaction, the Company owned 100% of the former food and beverage venue at Morgans, which consisted of a restaurant. In October 2011, the restaurant at Morgans was closed and is currently undergoing a renovation and re-concepting to create a lounge and restaurant expected to open in late 2012. Effective February 1, 2012, the Company transferred its ownership interest in Morgans food and beverage operations to the hotel owner by terminating the operating lease for the restaurant space.

The Company’s ownership interests in the remaining two of these food and beverage ventures covered by the CGM Transaction, relating to the food and beverage operations at Mondrian Los Angeles and Mondrian South Beach, was less than 100%, and were reevaluated in accordance with Accounting Standard Codification (“ASC”) 810-10, Consolidation (“ASC 810-10”). The Company concluded that these two ventures did not meet the requirements of a variable interest entity and accordingly, these investments in joint ventures were accounted for using the equity method, as the Company does not believe it exercises control over significant asset decisions such as buying, selling or financing. See note 4. Prior to the completion of the CGM Transaction, the Company consolidated the Mondrian Los Angeles food and beverage entity, as it was the primary beneficiary of the venture.

On August 5, 2011, an affiliate of Pebblebrook Hotel Trust (“Pebblebrook”), the company that purchased Mondrian Los Angeles in May 2011 (as discussed in note 11), exercised its option to purchase the Company’s remaining ownership interest in the food and beverage operations at Mondrian Los Angeles for approximately $2.5 million. As a result of Pebblebrook’s exercise of this purchase option, the Company no longer has any ownership interest in the food and beverage operations at Mondrian Los Angeles.

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

As of March 31, 2012, the purchase price, including the estimated fair value of contingent consideration and related purchase price allocations for the Company’s acquisition of TLG were preliminary. The Company is currently having a valuation study performed for this acquisition. As of March 31, 2012 and December 31, 2011, and for the three months ended March 31, 2012, the Company incorporated preliminary allocations into its financial statements, which may be revised as a result of additional information relating to assets acquired and liabilities assumed or revisions to the preliminary estimates of fair value as of the date of purchase. Once the valuation study is complete and the Company has reviewed its results, the Company will recognize additional assets or liabilities if new information is obtained about the facts and circumstances existing as of the date of acquisition, that, if known, would have resulted in the recognition of those assets and liabilities as of that date. Adjustments to the initial allocation of purchase price during the measurement period requires the revision of comparative prior period financial information when reissued in subsequent financial statements. The effect of measurement period adjustments to the allocation of purchase price would be as if the adjustments had been taken into account on the date of acquisition. The effects of measurement period adjustments may cause changes in amortization or other income or expense recognized in prior periods. All changes that do not qualify as measurement period adjustments are included in current period earnings.

TLG Acquisition Purchase Agreement. As part of The Light Group Transaction, Morgans Group, TLG Acquisition LLC (“TLG Acquisition”), the Company’s newly-formed subsidiary, Sasson Masi F&B Holdings, LLC, Sasson Masi Nightlife Holdings, LLC, Andrew Sasson and Andy Masi entered into a Master Purchase Agreement (the “Sasson/Masi Purchase Agreement”), pursuant to which TLG Acquisition agreed to purchase 100% of the equity interest in The Light Group LLC, 50% of the equity interest in HHH Holdings LLC, and 50% of the equity interest in DDD Holdings, LLC. In addition, Morgans Group, TLG Acquisition, Zabeel Investments (L.L.C.) and Zabeel Investments Inc. entered into a separate Securities Purchase Agreement (the “Zabeel Purchase Agreement”), pursuant to which TLG Acquisition agreed to purchase the remaining 50% of the equity interest in HHH Holdings, LLC and DDD Holdings, LLC. The aggregate purchase price consists of the following: (i) $20 million in cash to Zabeel Investments (L.L.C.) and Zabeel Investments Inc., (ii) $5.5 million in cash to Mr. Sasson and $3.0 million in cash to Mr. Masi, in each case, subject to customary working capital adjustments, (iii) the issuance of 10% of the equity interests in TLG Acquisition, with 5% to Mr. Sasson and 5% to Mr. Masi, (iv) promissory notes convertible into shares of our common stock for up to $18.0 million in potential payments, allocated $16.0 million to Mr. Sasson and $2.0 million to Mr. Masi, and (v) an annual interest payment of 8% (increasing to 18% after the third anniversary of the closing date, as described below) on the promissory notes.

The Sasson/Masi Purchase Agreement provides for the seller parties, jointly and severally, and the buyer parties to provide customary indemnifications to the other parties for breaches of representations, warranties and other covenants, subject to a $5 million cap.

TLG Acquisition Operating Agreement. Concurrent with the closing of The Light Group Transaction, the TLG Acquisition operating agreement was amended and restated to provide that Morgans Group, which holds 90% of the membership interests in TLG Acquisition, is the managing member and that Messrs. Sasson and Masi, each of whom holds a 5% membership interest in TLG Acquisition, are non-managing members of TLG Acquisition. Messrs. Sasson and Masi, however, will have approval rights over, among other things, certain fundamental transactions involving TLG Acquisition and, for so long as the promissory notes remain outstanding, annual budgets, amendments or terminations of management agreements and other actions that would materially and adversely affect the likelihood that TLG Acquisition would achieve $18 million in Non-Morgans EBITDA during the applicable measurement period.

Each of Messrs. Sasson and Masi will have the right to require Morgans Group to purchase his equity interest in TLG at any time after the third anniversary of the closing date at a purchase price equal to seven times the Non-Morgans EBITDA for the preceding 12 months, subject to certain adjustments (“Sasson-Masi Put Option”). In addition, Morgans Group will have the right to require each of Messrs. Sasson and Masi to sell his equity interest in TLG at any time after the sixth anniversary of the closing date at a purchase price equal to seven times the Non-Morgans EBITDA for the preceding 12 months, subject to certain adjustments. The company accounted for the Sasson-Masi Put Option in accordance with ASC 810-10 and ASC 480, Distinguishing Liabilities from Equity, which requires the contingent consideration, which is considered redeemable, be measured at the future redemption amount as of the date of acquisition, thereby requiring the obligation to be presented in temporary equity. The Company recorded an obligation of $5.4 million related to the Sasson-Masi Put Option, which is recorded as redeemable noncontrolling interest on the March 31, 2012 consolidated balance sheet.

Supplemental Information for TLG Acquisition. The operating results of TLG have been included in the Company’s consolidated financial statements as of the date of acquisition. The following table presents the results of TLG on a stand-alone basis (in thousands):

TLG Operating Results Included in the Company’s Results for the Three Months Ended March 31, 2012
Revenues	$2,766
Income from continuing operations	$2,454

The following table presents the Company’s unaudited revenues and loss from continuing operations on a pro forma basis (in thousands) as if it had completed the TLG Acquisition as of January 1, 2011:

Three Months Ended March 31, 2011
Total revenues, as reported by the Company	$54,404
Plus: TLG total revenues	1,985

Pro forma total revenues	$56,389

Total loss from continuing operations, as reported by the Company	$(33,358)
Plus: TLG income from continuing operations	1,741

Pro forma loss from continuing operations	$(31,617)

The above unaudited pro forma income (loss) from continuing operations for the three months ended March 31, 2011 excludes $1.2 million of transaction costs to acquire TLG as well as the noncontrolling interest adjustment, which would be presented on the Company’s financial statements, for the 10% ownership interest in TLG that the Company did not acquire.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company consolidates all wholly-owned subsidiaries and variable interest entities in which the Company is determined to be the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. Entities which the Company does not control through voting interest and entities which are variable interest entities, of which the Company is not the primary beneficiary, are accounted for under the equity method, if the Company can exercise significant influence.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Other Assets

Other assets consist primarily of the fair value of the TLG management contracts, as discussed further in note 1. TLG operates numerous nightclubs, restaurants and bar venues in Las Vegas pursuant to management agreements with MGM. The management contract assets are being amortized, using the straight line method, over the expected life of each applicable management contract.

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

Income taxes for the three months ended March 31, 2012 and 2011 were computed using the Company’s effective tax rate.

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

The Company has entered into warrant agreements with Yucaipa, as discussed in note 8, providing Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P. (collectively, the “Investors”) with consent rights over certain transactions for so long as they collectively own or have the right to purchase through the exercise of the Yucaipa Warrants (as defined in note 8) 6,250,000 shares of the Company’s common stock.

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

Although the Company has determined that the majority of the inputs used to value its current outstanding derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2012, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and determined that the credit valuation adjustments are not significant to the overall valuation of its derivative. Accordingly, the derivative has been classified as Level 2 fair value measurements.

In connection with its Outperformance Award Program, as discussed in note 7, the Company issued OPP LTIP Units (as defined in note 7) which were initially fair valued on the date of grant, and at each reporting period, utilizing a Monte Carlo simulation to estimate the probability of the performance vesting conditions being satisfied. The Monte Carlo simulation used a statistical formula underlying the Black-Scholes and binomial formulas and such simulation was run approximately 100,000 times. As the Company has the ability to settle the vested OPP LTIP Units with cash, these awards are not considered to be indexed to the Company’s stock price and must be accounted for as liabilities at fair value.

Although the Company has determined that the majority of the inputs used to value the OPP LTIP Units fall within Level 1 of the fair value hierarchy, the Monte Carlo simulation model utilizes Level 3 inputs, such as estimates of the Company’s volatility. Accordingly, the OPP LTIP Unit liability was classified as a Level 3 fair value measure.

During the three months ended March 31, 2012 and March 31, 2011, the Company recognized non-cash impairment charges of $0.9 million and $1.9 million, respectively, related to the Company’s investment in Mondrian SoHo, through equity in loss of unconsolidated joint ventures. The Company’s estimated fair value relating to this impairment assessment was based primarily upon Level 3 measurements.

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, and fixed and variable rate debt. Management believes the carrying amount of the aforementioned financial instruments, excluding fixed-rate debt, is a reasonable estimate of fair value as of March 31, 2012 and December 31, 2011 due to the short-term maturity of these items or variable market interest rates.

The fair market value of the Company’s $240.6 million of fixed rate debt, which includes the Company’s trust preferred securities, TLG Promissory Notes, and Convertible Notes at face value, as discussed in note 6, as of March 31, 2012 and December 31, 2011 was approximately $225.0 million and $229.8 million, respectively, using market interest rates.

Stock-based Compensation

The Company accounts for stock based employee compensation using the fair value method of accounting described in ASC 718-10. For share grants, total compensation expense is based on the price of the Company’s stock at the grant date. For option grants, the total compensation expense is based on the estimated fair value using the Black-Scholes option-pricing model. For awards under the Company’s Outperformance Award Program, discussed in note 7, long-term incentive awards, the total compensation expense is based on the estimated fair value using the Monte Carlo pricing model. Compensation expense is recorded ratably over the vesting period. Stock compensation expense recognized for the three months ended March 31, 2012 and 2011 was $1.1 million and $4.0 million, respectively.

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

Noncontrolling Interest

The Company follows ASC 810-10, when accounting and reporting for noncontrolling interests in a consolidated subsidiary and the deconsolidation of a subsidiary. Under ASC 810-10, the Company reports noncontrolling interests in subsidiaries as a separate component of stockholders’ equity (deficit) in the consolidated financial statements and reflects net income (loss) attributable to the noncontrolling interests and net income (loss) attributable to the common stockholders on the face of the consolidated statements of comprehensive loss.

The membership units in Morgans Group, the Company’s operating company, owned by the Former Parent are presented as noncontrolling interest in Morgans Group in the consolidated balance sheets and were approximately $7.4 million and $7.8 million as of March 31, 2012 and December 31, 2011, respectively. The noncontrolling interest in Morgans Group is: (i) increased or decreased by the limited members’ pro rata share of Morgans Group’s net income or net loss, respectively; (ii) decreased by distributions; (iii) decreased by exchanges of membership units for the Company’s common stock; and (iv) adjusted to equal the net equity of Morgans Group multiplied by the limited members’ ownership percentage immediately after each issuance of units of Morgans Group and/or shares of the Company’s common stock and after each purchase of treasury stock through an adjustment to additional paid-in capital. Net income or net loss allocated to the noncontrolling interest in Morgans Group is based on the weighted-average percentage ownership throughout the period.

Recent Accounting Pronouncements

Accounting Standards Update No. 2011-04 - “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs“ (“ASU 2011-04”) generally provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will be effective for interim and annual periods beginning on or after December 15, 2011. The Company adopted ASU 2011-04, which did not have a material impact on its financial statements.

Accounting Standards Update No. 2011-05 - “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”) amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. ASU 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company adopted ASU 2011-05 for the year ended December 31, 2011, and as such, its financial statements provide the appropriate disclosure.

Accounting Standards Update No. 2011-10 - Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate—a Scope Clarification (a consensus of the FASB Emerging Issues Task Force) (“ASU 2011-10”) clarifies when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance for Real Estate Sale (Subtopic 360-20). The provisions of ASU 2011-10 are effective for public companies for fiscal years and interim periods within those years, beginning on or after June 15, 2012. When adopted, ASU 2011-10 is not expected to have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update No. 2011-12 - Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05 (“ASU No. 2011-12”) defers, until further notice, ASU 2011-05’s requirement that items that are reclassified from other comprehensive income to net income be presented on the face of the financial statements. The Company adopted ASU 2011-12 for the period ended March 31, 2012, and adoption of this update did not have a material impact on its financial statements.

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

Basic earnings (loss) per share is calculated based on the weighted average number of common stock outstanding during the period. Diluted earnings (loss) per share include the effect of potential shares outstanding, including dilutive securities. Potential dilutive securities may include shares and options granted under the Company’s stock incentive plan and membership units in Morgans Group, which may be exchanged for shares of the Company’s common stock under certain circumstances. The 954,065 Morgans Group membership units (which may be converted to cash, or at the Company’s option, common stock) held by third parties at March 31, 2012, the Yucaipa Warrants issued to the Investors, unvested restricted stock units, LTIP Units, stock options, OPP LTIP Units and shares issuable upon conversion of outstanding Convertible Notes have been excluded from the diluted net income (loss) per common share calculation, as there would be no effect on reported diluted net income (loss) per common share.

The table below details the components of the basic and diluted loss per share calculations (in thousands, except for per share data):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Numerator:
Net loss from continuing operations	$(14,494)	$(33,358)
Net income from discontinued operations, net of tax	—	490

Net loss	(14,494)	(32,868)
Net loss attributable to noncontrolling interest	213	825

Net loss attributable to Morgans Hotel Group Co.	(14,281)	(32,043)
Less: preferred stock dividends and accretion	2,650	2,187

Net loss attributable to common stockholders	$(16,931)	$(34,230)

Denominator, continuing and discontinued operations:
Weighted average basic common shares outstanding	30,900	31,103
Effect of dilutive securities	—	—

Weighted average diluted common shares outstanding	30,900	31,103

Basic and diluted loss from continuing operations per share	$(0.55)	$(1.12)

Basic and diluted income from discontinued operations per share	$—	$0.02

Basic and diluted loss available to common stockholders per common share	$(0.55)	$(1.10)

4. Investments in and Advances to Unconsolidated Joint Ventures

The Company’s investments in and advances to unconsolidated joint ventures and its equity in earnings (losses) of unconsolidated joint ventures are summarized as follows (in thousands):

Investments

Entity	As of March 31, 2012	As of December 31, 2011
Mondrian South Beach	$3,751	$4,015
Mondrian Istanbul	10,392	4,564
Mondrian South Beach food and beverage—MC South Beach (1)	1,317	1,465
Other	157	157

Total investments in and advances to unconsolidated joint ventures	$15,617	$10,201

(1)	Following the CGM Transaction, the Company’s ownership interest in this food and beverage joint venture is less than 100%, and based on the Company’s evaluation, this venture does not meet the requirements of a variable interest entity. Accordingly, this joint venture is accounted for using the equity method as the Company does not maintain control over this entity.

Equity in income (loss) from unconsolidated joint ventures

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Morgans Hotel Group Europe Ltd.	$—	$7
Restaurant Venture — SC London (1)	—	(220)
Mondrian South Beach	(265)	(500)
Mondrian South Beach food and beverage—MC South Beach (2)	(148)	—
Mondrian SoHo	(497)	(1,932)
Hard Rock Hotel & Casino (3)	—	(6,376)
Ames	—	(464)
Other	—	2

Total	$(910)	$(9,483)

(1)	Until June 20, 2011, the Company had a 50% ownership interest in the SC London restaurant venture. As a result of the CGM Transaction, the Company now owns 100% of the SC London restaurant venture, which is consolidated into the Company’s financial statements effective June 20, 2011, the date the CGM Transaction closed.
(2)	Following the CGM Transaction, the Company’s ownership interest in this food and beverage joint venture is less than 100%, and based on the Company’s evaluation, this venture does not meet the requirements of a variable interest entity. Accordingly, this joint venture is accounted for using the equity method as the Company does not maintain control over this entity.
(3)	Until March 1, 2011, the Company had a partial ownership interest in the Hard Rock and managed the property pursuant to a management agreement that was terminated in connection with the Hard Rock settlement (discussed below). Operating results are for the period we operated Hard Rock in 2011.

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

Under a management agreement with Morgans Europe, prior to the sale, and with the new hotels’ owners, subsequent to the sale, the Company earns management fees and a reimbursement for allocable chain service and technical service expenses. The Company is also entitled to an incentive management fee and a capital incentive fee. The Company did not earn any incentive fees during the three months ended March 31, 2012 and 2011.

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

The joint venture acquired the existing building and land for a gross purchase price of $110.0 million. An initial equity investment of $15.0 million from each of the 50/50 joint venture partners was funded at closing, and subsequently each member also contributed $8.0 million of additional equity. The Company and an affiliate of its joint venture partner provided additional mezzanine financing of approximately $22.5 million in total to the joint venture to fund completion of the construction in 2008. Additionally, the joint venture initially received nonrecourse mortgage loan financing of approximately $124.0 million at a rate of LIBOR plus 3.0%. A portion of this mortgage debt was paid down, prior to the amendments discussed below, with proceeds obtained from condominium sales. In April 2008, the Mondrian South Beach joint venture obtained a mezzanine loan from the mortgage lenders of $28.0 million bearing interest at LIBOR, based on the rate set date, plus 6.0%. The $28.0 million mezzanine loan provided by the lender and the $22.5 million mezzanine loan provided by the joint venture partners were both amended when the loan matured in April 2010, as discussed below.

In April 2010, the joint venture amended the nonrecourse financing secured by the property and extended the maturity date for up to seven years through extension options until April 2017, subject to certain conditions. Among other things, the amendment allows the joint venture to accrue all interest for a period of two years and a portion thereafter and provides the joint venture the ability to provide seller financing to qualified condominium buyers with up to 80% of the condominium purchase price. Each of the joint venture partners provided an additional $2.75 million to the joint venture resulting in total mezzanine financing provided by the partners of $28.0 million. The amendment also provides that this $28.0 million mezzanine financing invested in the property be elevated in the capital structure to become, in effect, on par with the lender’s mezzanine debt so that the joint venture receives at least 50% of all returns in excess of the first mortgage.

Morgans Group and affiliates of its joint venture partner have agreed to provide standard nonrecourse carve-out guaranties and provide certain limited indemnifications for the Mondrian South Beach mortgage and mezzanine loans. In the event of a default, the lenders’ recourse is generally limited to the mortgaged property or related equity interests, subject to standard nonrecourse carve-out guaranties for “bad boy” type acts. Morgans Group and affiliates of its joint venture partner also agreed to guaranty the joint venture’s obligation to reimburse certain expenses incurred by the lenders and indemnify the lenders in the event such lenders incur liability as a result of any third-party actions brought against Mondrian South Beach. Morgans Group and affiliates of its joint venture partner have also guaranteed the joint venture’s liability for the unpaid principal amount of any seller financing note provided for condominium sales if such financing or related mortgage lien is found unenforceable, provided they shall not have any liability if the seller financed unit becomes subject again to the lien of the lender’s mortgage or title to the seller financed unit is otherwise transferred to the lender or if such seller financing note is repurchased by Morgans Group and/or affiliates of its joint venture at the full amount of unpaid principal balance of such seller financing note. In addition, although construction is complete and Mondrian South Beach opened on December 1, 2008, Morgans Group and affiliates of our joint venture partner may have continuing obligations under construction completion guaranties until all outstanding payables due to construction vendors are paid. As of March 31, 2012, there are remaining payables outstanding to vendors of approximately $1.1 million. Pursuant to a letter agreement with the lenders for the Mondrian South Beach loan, the joint venture agreed that these payables, many of which are currently contested or under dispute, will not be paid from operating funds but only from tax abatements and settlements of certain lawsuits. In the event funds from tax abatements and settlements of lawsuits are insufficient to repay these amounts in a timely manner, the Company and its joint venture partner are required to fund the shortfall amounts.

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

On July 31, 2010, the lender amended the debt financing on the property to provide for, among other things, extensions of the maturity date of the mortgage loan secured by the hotel to November 2011 with extension options through 2015, subject to certain conditions including a minimum debt service coverage test calculated, as set forth in the loan agreement, based on ratios of net operating income to debt service for the three months ended September 30, 2011 of 1:1 or greater.

Subsequent to the initial fundings, the lender and Cape Advisors Inc. made cash and other contributions to the joint venture, and the Company agreed to provide up to $3.2 million of additional funds to be treated as a loan with priority over the equity, to complete the project. Prior to opening the hotel, the Company contributed the full amount of this $3.2 million priority loan. During 2010 and 2011, the Company subsequently funded an aggregate of $5.5 million, all of which were treated as loans and have been considered impaired and recorded as impairment charges through equity in loss of unconsolidated joint ventures during the periods funds were contributed. This $5.5 million was in addition to the initial investment and the $3.2 million priority loan, discussed above. Additionally, as a result of cash shortfalls at Mondrian SoHo, the Company funded an additional $0.9 million in 2012, discussed below. As of March 31, 2012, the Company’s investment balance in the joint venture was zero.

The hotel achieved the required 1:1 coverage ratio in September 2011 and the debt was extended until November 2012. The joint venture has additional extension options available in 2012 subject to similar conditions including a minimum debt service coverage test calculated, as set forth in the loan agreement, based on ratios of net operating income to debt service for the twelve months ended September 30, 2012 of 1.1:1.0 or greater. The joint venture does not believe it will achieve this debt service coverage test and the joint venture may not be able to refinance the outstanding debt upon maturity. Additionally, there may be cash shortfalls from the operations of the hotel from time to time and there may not be enough operating cash flow to cover debt service payments in all months going forward, which could require additional contributions by the joint venture partners. In 2012, through March 31st, the Company has funded approximately $0.9 million in cash shortfalls at Mondrian SoHo, which have been treated in part as additional capital contributions and in part as loans from the management company subsidiary. The joint venture is discussing various options with the lenders, although there can be no assurance the joint venture will be able to extend the maturity date of the debt on a timely basis or at all. The Company does not intend to commit significant additional monies toward the repayment of the loan or the funding of operating deficits.

Certain affiliates of the Company’s joint venture partner have agreed to provide a standard nonrecourse carve-out guaranty for “bad boy” type acts and a completion guaranty to the lenders for the Mondrian SoHo loan, for which Morgans Group has agreed to indemnify the joint venture partner and its affiliates up to 20% of such entities’ guaranty obligations, provided that each party is fully responsible for any losses incurred as a result of its own gross negligence or willful misconduct.

The Mondrian SoHo opened in February 2011 and has 263 guest rooms, a restaurant, bar and other facilities. The Company has a 10-year management contract with two 10-year extension options to operate the hotel.

In December 2011, the Mondrian SoHo joint venture was determined to be a variable interest entity as a result of the possible upcoming debt maturity and recent cash shortfall, and because its equity was considered insufficient to permit the entity to finance its own activities. However, management determined that the Company was not its primary beneficiary and, therefore, consolidation of this joint venture is not required. The Company continues to account for its investment in Mondrian SoHo using the equity method of accounting. The Company’s maximum exposure to losses as a result of its involvement in the Mondrian SoHo variable interest entity is limited to its investment, outstanding management fee receivable and advances in the form of priority loans.

Ames

On June 17, 2008, the Company, Normandy Real Estate Partners, and Ames Hotel Partners entered into a joint venture agreement as part of the development of the Ames hotel in Boston. Ames opened on November 19, 2009 and has 114 guest rooms, a restaurant, bar and other facilities. The Company manages Ames under a 15-year management contract.

The Company has contributed approximately $11.9 million in equity through March 31, 2012 for an approximately 31% interest in the joint venture. The joint venture obtained a loan for $46.5 million secured by the hotel, which was outstanding as of March 31, 2012. The project also qualified for federal and state historic rehabilitation tax credits which were sold for approximately $16.9 million.

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

In the event of foreclosure and certain other transfers, the Company is jointly and severally liable for certain federal and state historic tax credit recapture liabilities, which credits, as discussed above, were sold for approximately $16.9 million. These liabilities reduce over time, but as of March 31, 2012, were estimated at approximately $16.1 million, of which the Company’s pro rata share is $5.0 million.

Certain affiliates of our joint venture partner have agreed to provide a standard nonrecourse carve-out guaranty for “bad boy” type acts and a completion guaranty to the lenders for the Ames loan, for which Morgans Group has agreed to indemnify the joint venture partner and its affiliates up to its pro rata ownership share of such entities’ guaranty obligations, provided that each party is fully responsible for any losses incurred as a result of its respective gross negligence or willful misconduct.

Based on current economic conditions and the upcoming mortgage debt maturity, the joint venture concluded that the hotel was impaired in September 2011, and recorded a $49.9 million impairment charge. The Company wrote down its investment in Ames to zero and recorded its share of the impairment charge through equity in loss of unconsolidated joint ventures. As of March 31, 2012, the Company’s investment balance in the Ames joint venture was zero.

In December 2011, the Ames joint venture was determined to be a variable interest entity as a result of the upcoming debt maturity, and because its equity was considered insufficient to permit the entity to finance its own activities. However, management determined that the Company was not its primary beneficiary and, therefore, consolidation of this joint venture is not required. The Company continues to account for its investment in Ames using the equity method of accounting. The Company’s maximum exposure to losses as a result of its involvement in the Ames variable interest entity is limited to its investment and outstanding management fee receivable.

Shore Club

The Company operates Shore Club under a management contract and owned a minority ownership interest of approximately 7% at March 31, 2012. On September 15, 2009, the joint venture that owns Shore Club received a notice of default on behalf of the special servicer for the lender on the joint venture’s mortgage loan for failure to make its September monthly payment and for failure to maintain its debt service coverage ratio, as required by the loan documents. On October 7, 2009, the joint venture received a second letter on behalf of the special servicer for the lender accelerating the payment of all outstanding principal, accrued interest, and all other amounts due on the mortgage loan. The lender also demanded that the joint venture transfer all rents and revenues directly to the lender to satisfy the joint venture’s debt. In March 2010, the lender for the Shore Club mortgage initiated foreclosure proceedings against the property in U.S. federal district court. In October 2010, the federal court dismissed the case for lack of jurisdiction. In November 2010, the lender initiated foreclosure proceedings in state court and a trial date has been set for June 2012. The Company continues to operate the hotel pursuant to the management agreement during these proceedings. However, there can be no assurances the Company will continue to operate the hotel once foreclosure proceedings are complete. UPDATE

Food and Beverage Ventures at Mondrian South Beach and Mondrian Los Angeles

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

The Company’s ownership interest in the food and beverage venture at Mondrian South Beach is less than 100%, and was reevaluated in accordance with ASC 810-10. The Company concluded that this venture did not meet the requirements of a variable interest entity and accordingly, this investment in the joint venture is accounted for using the equity method, as the Company does not believe it exercises control over significant asset decisions such as buying, selling or financing.

At the closing of the CGM Transaction, the Company’s ownership interest in the food and beverage venture at Mondrian Los Angeles was also less than 100%, and was reevaluated at the time in accordance with ASC 810-10. The Company initially concluded that this venture did not meet the requirements of a variable interest entity and accordingly, this investment in the joint venture was accounted for using the equity method. Subsequently, on August 5, 2011, an affiliate of Pebblebrook, the company that purchased Mondrian Los Angeles in May 2011, exercised its option to purchase the Company’s remaining ownership interest in the food and beverage operations at Mondrian Los Angeles for approximately $2.5 million. As a result of Pebblebrook’s exercise of this purchase option, the Company no longer has any ownership interest in the food and beverage operations at Mondrian Los Angeles.

Hard Rock Hotel & Casino

Formation and Hard Rock Credit Facility

On February 2, 2007, the Company and Morgans Group (together, the “Morgans Parties”), an affiliate of DLJ Merchant Banking Partners (“DLJMB”), and certain other DLJMB affiliates (such affiliates, together with DLJMB, collectively the “DLJMB Parties”) completed the acquisition of the Hard Rock Hotel & Casino (“Hard Rock”). The acquisition was completed through a joint venture entity, Hard Rock Hotel Holdings, LLC, funded one-third, or approximately $57.5 million, by the Morgans Parties, and two-thirds, or approximately $115.0 million, by the DLJMB Parties. In connection with the joint venture’s acquisition of the Hard Rock, certain subsidiaries of the joint venture entered into a debt financing comprised of a senior mortgage loan and three mezzanine loans, which provided for a $760.0 million acquisition loan that was used to fund the acquisition, of which $110.0 million was subsequently repaid according to the terms of the loan, and a construction loan of up to $620.0 million, which was fully drawn for the expansion project at the Hard Rock. Morgans Group provided a standard nonrecourse, carve-out guaranty for each of the mortgage and mezzanine loans.

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

For purposes of accounting for the Company’s equity ownership interest in Hard Rock, management calculated a 12.8% ownership interest for the years ended December 31, 2011 and 2010, based on a weighting of 1.75x to the DLJMB Parties’ cash contributions in excess of $250.0 million.

Hard Rock Settlement Agreement

On January 28, 2011, subsidiaries of Hard Rock Hotel Holdings, LLC, a joint venture through which the Company held a minority interest in the Hard Rock, received a notice of acceleration from the NRFC HRH Holdings, LLC (the “Second Mezzanine Lender”) pursuant to the First Amended and Restated Second Mezzanine Loan Agreement, dated as of December 24, 2009 (the “Second Mezzanine Loan Agreement”), between such subsidiaries and the Second Mezzanine Lender, declaring all unpaid principal and accrued interest under the Second Mezzanine Loan Agreement immediately due and payable. The amount due and payable under the Second Mezzanine Loan Agreement as of January 20, 2011 was approximately $96 million. The Second Mezzanine Lender also notified such subsidiaries that it intended to auction to the public the collateral pledged in connection with the Second Mezzanine Loan Agreement, including all membership interests in certain subsidiaries of the Hard Rock joint venture that indirectly own the Hard Rock and other related assets.

Subsidiaries of the Hard Rock joint venture, Vegas HR Private Limited (the “ Mortgage Lender”), Brookfield Financial, LLC-Series B (the “First Mezzanine Lender”), the Second Mezzanine Lender, Morgans Group, certain affiliates of DLJMB, and certain other related parties entered into a Standstill and Forbearance Agreement, dated as of February 6, 2011. Pursuant to the Standstill and Forbearance Agreement, among other things, until February 28, 2011, the Mortgage Lender, First Mezzanine Lender and the Second Mezzanine Lender agreed not to take any action or assert any right or remedy arising with respect to any of the applicable loan documents or the collateral pledged under such loan documents, including remedies with respect to the Company’s Hard Rock management agreement. In addition, pursuant to the Standstill and Forbearance Agreement, the Second Mezzanine Lender agreed to withdraw its foreclosure notice, and the parties agreed to jointly request a stay of all action on the pending motions that had been filed by various parties to enjoin such foreclosure proceedings.

On March 1, 2011, the Hard Rock joint venture, the Mortgage Lender, the First Mezzanine Lender, the Second Mezzanine Lender, the Morgans Parties and certain affiliates of DLJMB, as well as the Hard Rock Mezz Holdings LLC (the “Third Mezzanine Lender”) and other interested parties entered into a comprehensive settlement to resolve the disputes among them and all matters relating to the Hard Rock and related loans and guaranties. The settlement provides, among other things, for the following:

•

release of the nonrecourse carve-out guaranties provided by the Company with respect to the loans made by the Mortgage Lender, the First Mezzanine Lender, the Second Mezzanine Lender and the Third Mezzanine Lender to the direct and indirect owners of the Hard Rock;

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

5. Other Liabilities

Other liabilities consist of the following (in thousands):

	As of March 31, 2012	As of December 31, 2011
OPP LTIP Units Liability (note 7)	$348	$528
Designer fee payable	13,866	13,866

	$14,214	$14,394

OPP LTIP Units Liability

As discussed further in note 7, the estimated fair value of the OPP LTIP Units liability was approximately $0.3 million and $0.5 million at March 31, 2012 and December 31, 2011, respectively.

Designer Fee Payable

As of March 31, 2012 and December 31, 2011, other liabilities consist of $13.9 million related to a designer fee payable. The Former Parent had an exclusive service agreement with a hotel designer, pursuant to which the designer has made various claims related to the agreement. Although the Company is not a party to the agreement, it may have certain contractual obligations or liabilities to the Former Parent in connection with the agreement. According to the agreement, the designer was owed a base fee for each designed hotel, plus 1% of gross revenues, as defined in the agreement, for a 10-year period from the opening of each hotel. In addition, the agreement also called for the designer to design a minimum number of projects for which the designer would be paid a minimum fee. A liability amount has been estimated and recorded in these consolidated financial statements before considering any defenses and/or counter-claims that may be available to the Company or the Former Parent in connection with any claim brought by the designer. The estimated costs of the design services were capitalized as a component of the applicable hotel and amortized over the five-year estimated life of the related design elements. Through December 31, 2009, interest was accreted each year on the liability and charged to interest expense using a rate of 9%.

6. Debt and Capital Lease Obligations

Debt and capital lease obligations consists of the following (in thousands):

Description	As of March 31, 2012	As of December 31, 2011	Interest Rate at March 31, 2012
Notes secured by Hudson (a)	$115,000	$115,000	(a)
Clift debt (b)	87,508	86,991	9.60%
Liability to subsidiary trust (c)	50,100	50,100	8.68%
Convertible Notes, face value of $172.5 million (d)	166,713	166,144	2.38%
Revolving credit facility (e)	5,000	—	5.00% (LIBOR + 4.00%, LIBOR floor of 1.00%)
TLG Promissory Note (f)	18,000	18,000	(f)
Capital lease obligations (g)	6,153	6,160	(g)

Debt and capital lease obligation	$448,474	$442,395

(a) Mortgage Agreements

Hudson Mortgage and Mezzanine Loan

On October 6, 2006, a subsidiary of the Company, Henry Hudson Holdings LLC (“Hudson Holdings”), entered into a nonrecourse mortgage financing secured by Hudson, and another subsidiary entered into a mezzanine loan related to Hudson, secured by a pledge of the Company’s equity interests in Hudson Holdings.

Until amended as described below, the mortgage bore interest at 30-day LIBOR plus 0.97%. The Company had entered into an interest rate swap on the mortgage and the mezzanine loan on Hudson which effectively fixed the 30-day LIBOR rate at approximately 5.0%. This interest rate swap expired on July 15, 2010. The Company subsequently entered into a short-term interest rate cap on the mortgage that expired on September 12, 2010.

On October 1, 2010, Hudson Holdings entered into a modification agreement of the mortgage, together with promissory notes and other related security agreements, with Bank of America, N.A., as trustee, for the lenders (the “Amended Hudson Mortgage”). This modification agreement and related agreements extended the Hudson Mortgage until October 15, 2011. In connection with the Amended Hudson Mortgage, on October 1, 2010, Hudson Holdings paid down a total of $16 million on its outstanding loan balances.

The interest rate on the Amended Hudson Mortgage was also amended to 30-day LIBOR plus 1.03%. The interest rate on the Hudson mezzanine loan continued to bear interest at 30-day LIBOR plus 2.98%. The Company entered into interest rate caps, which expired on October 15, 2011, in connection with the Amended Hudson Mortgage, which effectively capped the 30-day LIBOR rate at 5.3% on the Amended Hudson Mortgage and effectively capped the 30-day LIBOR rate at 7.0% on the Hudson mezzanine loan.

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

On December 7, 2011, the Company entered into a technical amendment with the Primary Lender whereby the Hudson 2011 Mortgage Loan is subject to an interest rate of 30-day LIBOR (with a minimum of 1.0%) plus 5.0%, at the Primary Lender’s option. At March 31, 2012, $90.0 million of the Hudson 2011 Mortgage Loan bore interest at a reserve adjusted blended rate of 30-day LIBOR (with a minimum of 1.0%) plus 4.0%. The remaining $25.0 million of the Hudson 2011 Mortgage Loan which was sold to the Securitized Lenders bore interest at a reserve adjusted blended rate of 30-day LIBOR (with a minimum of 1.0%) plus 5.0%.

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

The Hudson 2011 Mortgage Loan contains restrictions on the ability of the borrowers to incur additional debt or liens on their assets and on the transfer of direct or indirect interests in Hudson and the owner of Hudson and other affirmative and negative covenants and events of default customary for single asset mortgage loans. The Hudson 2011 Mortgage Loan is fully recourse to our subsidiaries that are the borrowers under the loan. The loan is nonrecourse to the Company, Morgans Group and other subsidiaries, except for certain standard nonrecourse carveouts. Morgans Group has provided a customary environmental indemnity and nonrecourse carveout guaranty under which it would have liability with respect to the Hudson 2011 Mortgage Loan if certain events occur with respect to the borrowers, including voluntary bankruptcy filings, collusive involuntary bankruptcy filings, and violations of the restrictions on transfers, incurrence of additional debt, or encumbrances of the property of the borrowers. The nonrecourse carveout guaranty requires Morgans Group to maintain a net worth of at least $100 million (based on the estimated market value of our net assets) and liquidity of at least $20 million. The Company was in compliance with all requirements as of March 31, 2012.

Mondrian Los Angeles Mortgage

On October 6, 2006, a subsidiary of the Company that owned Mondrian Los Angeles entered into a nonrecourse mortgage financing secured by the hotel.

On October 1, 2010, the subsidiary entered into a modification agreement of its mortgage, together with promissory notes and other related security agreements, with Bank of America, N.A., as trustee, for the lenders. This modification agreement and related agreements amended and extended the mortgage until October 15, 2011. In connection with the amended mortgage, on October 1, 2010, the subsidiary paid down a total of $17 million on its outstanding mortgage loan balance.

The interest rate on the amended mortgage was also amended to 30-day LIBOR plus 1.64%. The Company entered into an interest rate cap, which expired on October 15, 2011, in connection with the amendment which effectively capped the 30-day LIBOR rate at 4.25%.

On May 3, 2011, the Company completed the sale of Mondrian Los Angeles for $137.0 million to Wolverines Owner LLC, an affiliate of Pebblebrook. The Company applied a portion of the proceeds from the sale, along with approximately $9.2 million of cash in escrow, to retire the $103.5 million amended mortgage.

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

On September 17, 2010, the Company, Clift Holdings and another subsidiary of the Company, 495 Geary, LLC, entered into a settlement and release agreement with Hasina, LLC, Tarstone Hotels, LLC, Kalpana, LLC, Rigg Hotel, LLC, and JRIA, LLC (collectively, the “Lessors”), and Tarsadia Hotels. The settlement and release agreement, among other things, effectively provided for the settlement of all outstanding litigation claims and disputes among the parties relating to defaulted lease payments due with respect to the ground lease for the Clift and reduced the lease payments due to Lessors for the period March 1, 2010 through February 29, 2012. Clift Holdings and the Lessors also entered into an amendment to the lease, dated September 17, 2010, to memorialize, among other things, the reduced annual lease payments of $4.97 million from March 1, 2010 to February 29, 2012. Effective March 1, 2012, the annual rent is stated in the lease agreement, which provides for base annual rent of approximately $6.0 million per year through October 2014 increasing in October 2014, and thereafter at 5-year intervals, by a formula tied to increases in the Consumer Price Index, with a maximum increase of 40% and a minimum of 20% at October 2014, and at each payment date thereafter, the maximum increase is 20% and the minimum is 10%. The lease is nonrecourse to the Company.

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

In connection with the issuance of the Convertible Notes, the Company entered into convertible note hedge transactions with respect to the Company’s common stock with Merrill Lynch Financial Markets, Inc. and Citibank, N.A. These call options are exercisable solely in connection with any conversion of the Convertible Notes and pursuant to which the Company will receive shares of the Company’s common stock from Merrill Lynch Financial Markets, Inc. and Citibank, N.A equal to the number of shares issuable to the holders of the Convertible Notes upon conversion. The Company paid approximately $58.2 million for these call options.

In connection with the sale of the Convertible Notes, the Company also entered into separate warrant transactions with Merrill Lynch Financial Markets, Inc. and Citibank, N.A., whereby the Company issued warrants (the “Convertible Notes Warrants”) to purchase 6,415,327 shares of common stock, subject to customary anti-dilution adjustments, at an exercise price of approximately $40.00 per share of common stock. The Company received approximately $34.1 million from the issuance of the Convertible Notes Warrants.

The Company recorded the purchase of the call options, net of the related tax benefit of approximately $20.3 million, as a reduction of additional paid-in capital and the proceeds from the Convertible Notes Warrants as an addition to additional paid-in capital in accordance with ASC 815-30, Derivatives and Hedging, Cash Flow Hedges.

In February 2008, the Company filed a registration statement with the Securities and Exchange Commission to cover the resale of shares of the Company’s common stock that may be issued from time to time upon the conversion of the Convertible Notes.

(e) Revolving Credit Facilities

Amended 2006 Revolving Credit Facility

On October 6, 2006, the Company and certain of its subsidiaries entered into a revolving credit facility with Wachovia Bank, National Association, as Administrative Agent, and the other lenders party thereto, which was amended on August 5, 2009.

The revolving credit facility provided for a maximum aggregate amount of commitments of $125.0 million, divided into two tranches, which were secured by the mortgages on Morgans, Royalton and Delano South Beach.

The revolving credit facility bore interest at a fluctuating rate measured by reference to, at the Company’s election, either LIBOR (subject to a LIBOR floor of 1%) or a base rate, plus a borrowing margin. LIBOR loans had a borrowing margin of 3.75% per annum and base rate loans have a borrowing margin of 2.75% per annum.

On May 23, 2011, in connection with the sale of Royalton and Morgans, the Company used a portion of the sales proceeds to retire all outstanding debt under the revolving credit facility. These hotels, along with Delano South Beach, were collateral for the revolving credit facility, which terminated with the sale of the properties securing the facility.

Delano Credit Facility

On July 28, 2011, the Company and certain of its subsidiaries (collectively, the “Borrowers”), including Beach Hotel Associates LLC (the “Florida Borrower”), entered into a secured credit agreement with Deutsche Bank Securities Inc. as sole lead arranger, Deutsche Bank Trust Company Americas, as agent, and the lenders party thereto.

The credit agreement provides commitments for a $100.0 million revolving credit facility and includes a $15 million letter of credit sub-facility (the “Delano Credit Facility”). The maximum amount of such commitments available at any time for borrowings and letters of credit is determined according to a borrowing base valuation equal to the lesser of (i) 55% of the appraised value of Delano South Beach (the “Florida Property”) and (ii) the adjusted net operating income for the Florida Property divided by 11%. Extensions of credit under the Delano Credit Facility are available for general corporate purposes. The commitments under the Delano Credit Facility may be increased by up to an additional $10 million during the first two years of the facility, subject to certain conditions, including obtaining commitments from any one or more lenders to provide such additional commitments. The commitments under the Delano Credit Facility terminate on July 28, 2014, at which time all outstanding amounts on the Delano Credit Facility will be due and payable.

As of March 31, 2012, the Company had $5.0 million outstanding on the Delano Credit Facility, and had a $10.0 million letter of credit outstanding related to the Company’s key money investment in the 310 room Mondrian-branded hotel, to be the lifestyle hotel destination in the 1,000 acre destination resort metropolis, Baha Mar Resort, in Nassau, The Bahamas. In August 2011, the Company entered into a hotel management and residential licensing agreement related to this project.

The obligations of the Borrowers under the Delano Credit Facility are guaranteed by the Company and a subsidiary of the Company. Such obligations are also secured by a mortgage on the Florida Property and all associated assets of the Florida Borrower, as well as a pledge of all equity interests in the Florida Borrower.

The interest rate applicable to loans outstanding on the Delano Credit Facility is a floating rate of interest per annum, at the Borrowers’ election, of either LIBOR (subject to a LIBOR floor of 1.00%) plus 4.00%, or a base rate, as defined in the agreement, plus 3.00%. In addition, a commitment fee of 0.50% applies to the unused portion of the commitments under the Delano Credit Facility.

The Borrowers’ ability to borrow on the Delano Credit Facility is subject to ongoing compliance by the Company and the Borrowers with various customary affirmative and negative covenants, including limitations on liens, indebtedness, issuance of certain types of equity, affiliated transactions, investments, distributions, mergers and asset sales. In addition, the Delano Credit Facility requires that the Company and the Borrowers maintain a fixed charge coverage ratio (consolidated EBITDA to consolidated fixed charges) of no less than (i) 1.05 to 1.00 at all times on or prior to June 30, 2012 and (ii) 1.10 to 1.00 at all times thereafter. As of March 31, 2012, the Company’s fixed charge coverage ratio under the Delano Credit Facility was 1.94x.

The Delano Credit Facility also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Borrowers under the Delano Credit Facility to be immediately due and payable.

(f) TLG Promissory Notes

On November 30, 2011, pursuant to purchase agreements entered into on November 17, 2011, certain of the Company’s subsidiaries completed the acquisition of 90% of the equity interests in TLG for a purchase price of $28.5 million in cash and up to $18 million in notes convertible into shares of the Company’s common stock at $9.50 per share subject to the achievement of certain EBITDA targets for the acquired business. The promissory notes were allocated $16.0 million to Mr. Sasson and $2.0 million to Mr. Masi (collectively, the “TLG Promissory Notes”).

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

The Company followed ASC 470-20 which requires the TLG Promissory Notes to be allocated between a liability component and an equity component. The resulting debt discount is amortized over the period the debt is expected to remain outstanding as additional interest expense. Based on the Company’s preliminary analysis, the amount allocable to the equity component was immaterial, therefore the Company recorded the full $18.0 million as a liability, which is outstanding as of March 31, 2012.

Mr. Sasson was appointed to the Board pursuant to a one-year consulting agreement the Company entered into with Mr. Sasson in connection with The Light Group Transaction, discussed below. Pursuant to a one-year consulting agreement we entered into with Mr. Sasson in connection with The Light Group Transaction, the Company agreed to appoint Mr. Sasson to the Company’s Board and to cause Mr. Sasson to be nominated for election to the Board at our 2012 annual meeting of stockholders. In the event Mr. Sasson is not elected to the Board, the TLG Promissory Notes convertible accelerate and become immediately due and payable.

(g) Capital Lease Obligations

The Company has leased two condominium units at Hudson from unrelated third-parties, which are reflected as capital leases. One of the leases requires the Company to make annual payments, currently $582,180 (subject to increases due to increases in the Consumer Price Index), through November 2096. This lease also allows the Company to purchase the unit at fair market value after November 2015.

The second lease requires the Company to make annual payments, currently $328,128 (subject to increases due to increases in the Consumer Price Index), through December 2098. The Company has allocated both lease payments between the land and building based on their estimated fair values. The portion of the payments allocated to building has been capitalized at the present value of the future minimum lease payments. The portion of the payments allocable to land is treated as operating lease payments. The imputed interest rate on both of these leases is 8%, which is based on the Company’s incremental borrowing rate at the time the lease agreement was executed. The capital lease obligations related to the units amounted to approximately $6.1 million as of March 31, 2012 and December 31, 2011, respectively. Substantially all of the principal payments on the capital lease obligations are due at the end of the lease agreements.

The Company has also entered into capital lease obligations, which are immaterial to the Company’s consolidated financial statements, related to equipment at certain of the hotels.

7. Omnibus Stock Incentive Plan

RSUs, LTIP Units and Stock Options

On February 9, 2006, the Board of Directors of the Company adopted the Morgans Hotel Group Co. 2006 Omnibus Stock Incentive Plan (the “2006 Stock Incentive Plan”). An aggregate of 3,500,000 shares of common stock of the Company were reserved and authorized for issuance under the 2006 Stock Incentive Plan, subject to equitable adjustment upon the occurrence of certain corporate events. On April 23, 2007, the Board of Directors of the Company adopted, and at the annual meeting of stockholders on May 22, 2007, the stockholders approved, the Company’s 2007 Omnibus Incentive Plan (the “2007 Incentive Plan”), which amended and restated the 2006 Stock Incentive Plan and increased the number of shares reserved for issuance under the plan by up to 3,250,000 shares to a total of 6,750,000 shares. On April 10, 2008, the Board of Directors of the Company adopted, and at the annual meeting of stockholders on May 20, 2008, the stockholders approved, an Amended and Restated 2007 Omnibus Incentive Plan (the “Restated 2007 Incentive Plan”) which, among other things, increased the number of shares reserved for issuance under the plan by up to 1,860,000 shares to a total of 8,610,000 shares. On November 30, 2009, the Board of Directors of the Company adopted, and at a special meeting of stockholders of the Company held on January 28, 2010, the Company’s stockholders approved, an amendment to the Restated 2007 Incentive Plan (the “Amended 2007 Incentive Plan”) to increase the number of shares reserved for issuance under the plan by 3,000,000 shares to 11,610,000 shares. On April 5, 2012, the Board of Directors of the Company adopted an amendment to the Amended 2007 Incentive Plan (the “Second Amended 2007 Incentive Plan”) to increase the number of shares reserved for issuance under the plan by 3,000,000 shares to 14,610,000 shares. This amendment must be approved by the stockholders at our annual meeting on May 16, 2012 in order to become effective.

The Amended 2007 Incentive Plan provides for, and the Second Amended 2007 Incentive Plan (if approved) would provide for, the issuance of stock-based incentive awards, including incentive stock options, non-qualified stock options, stock appreciation rights, shares of common stock of the Company, including restricted stock units (“RSUs”) and other equity-based awards, including membership units in Morgans Group which are structured as profits interests (“LTIP Units”), or any combination of the foregoing. The eligible participants in the Amended 2007 Incentive Plan included directors, officers and employees of the Company. Awards other than options and stock appreciation rights reduce the shares available for grant by 1.7 shares for each share subject to such an award.

On February 22, 2012, the Compensation Committee of the Board of Directors of the Company issued an aggregate of 247,500 RSUs to employees under the Amended 2007 Incentive Plan. All grants vest one-third of the amount granted on each of the first three anniversaries of the grant date so long as the recipient continues to be an eligible participant. The estimated fair value of each such RSU granted was $5.56 at the grant date.

Also on February 22, 2012 and in connection with the Executive Chairman’s employment agreement, the Compensation Committee of the Board of Directors of the Company issued 121,402 LTIP units to the Company’s Executive Chairman, which vest pro rata on a monthly basis over the 12 months beginning on April 20, 2012, so long as the recipient continues to be an eligible participant. The estimated fair value of each LTIP unit granted was $5.56 at the grant date.

A summary of stock-based incentive awards as of March 31, 2012 is as follows (in units, or shares, as applicable):

	Restricted Stock Units	LTIP Units	Stock Options
Outstanding as of January 1, 2012	669,879	2,340,972	2,324,740
Granted during 2012	250,906	121,402	—
Distributed/exercised during 2012	(25,156)	(251,909)	—
Forfeited during 2012	(35,930)	—	—

Outstanding as of March 31, 2012	859,699	2,210,465	2,324,740

Vested as of March 31, 2012	208,576	1,870,791	1,391,407

As of March 31, 2012 and December 31, 2011, there were approximately $9.3 million and $8.8 million, respectively, of total unrecognized compensation costs related to unvested RSUs, LTIP Units and options. As of March 31, 2012, the weighted-average period over which this unrecognized compensation expense will be recorded is approximately 1.1 years.

Total stock compensation expense related to RSUs, LTIP Units and options, which is included in corporate expenses on the accompanying consolidated statements of comprehensive loss, was $1.1 million and $4.0 million for the three months ended March 31, 2012 and 2011, respectively.

Outperformance Award Program

In connection with the Company’s senior management changes announced in March 2011, the Compensation Committee of the Board of Directors of the Company implemented an Outperformance Award Program, which is a long-term incentive plan intended to provide the Company’s senior management with the ability to earn cash or equity awards based on the Company’s level of return to stockholders over a three-year period.

Pursuant to the Outperformance Award Program, each of the Company’s senior managers hired in 2011, Messrs. Hamamoto, Gross, Flannery and Gery, received an award, in each case reflecting the participant’s right to receive a participating percentage in an outperformance pool if the Company’s total return to stockholders (including stock price appreciation plus dividends) increases by more than 30% (representing a compounded annual growth rate of approximately 9% per annum) over a three-year period from March 20, 2011 to March 20, 2014 (or a prorated hurdle rate over a shorter period in the case of certain changes of control), of a new series of outperformance long-term incentive units (the “OPP LTIP Units”), as described below, subject to vesting and the achievement of certain performance targets.

The total return to stockholders will be calculated based on the average closing price of the Company’s common shares on the 30 trading days ending on the Final Valuation Date (as defined below). The baseline value of the Company’s common shares for purposes of determining the total return to stockholders will be $8.87, the closing price of the Company’s common shares on March 18, 2011. The participating percentages granted to Messrs. Hamamoto, Gross, Flannery and Gery are 35%, 35%, 10% and 10%, respectively. In addition, in February 2012, the Company’s Chief Financial Officer, Mr. Szymanski, and the Company’s Executive Vice President and General Counsel, Mr. Smail, were each granted participating percentages of 5%, respectively.

Each of the current participants’ OPP LTIP Units vests on March 20, 2014 (or earlier in the event of certain changes of control) (the “Final Valuation Date”), contingent upon each participant’s continued employment, except for certain accelerated vesting events described below.

The aggregate dollar amount available to all participants is equal to 10% of the amount by which the Company’s March 20, 2014 valuation exceeds 130% (subject to proration in the case of certain changes of control) of the Company’s March 20, 2011 valuation and the dollar amount payable to each participant (the “Participation Amount”) is equal to such participant’s participating percentage in the total outperformance pool. Following the Final Valuation Date, the participant will either forfeit existing OPP LTIP Units or receive additional OPP LTIP Units so that the value of the vested OPP LTIP Units of the participant are equivalent to the participant’s Participation Amount.

Participants will forfeit any unvested OPP LTIP Units upon termination of employment; provided, however, that in the event a participant’s employment terminates because of death or disability, or employment is terminated by the Company without Cause or by the participant for Good Reason, as such terms are defined in the participant’s employment agreements, the participant will not forfeit the Award and will receive, following the Final Valuation Date, a Participation Amount reflecting his partial service. If the Final Valuation Date is accelerated by reason of certain change of control transactions, each participant whose Award has not previously been forfeited will receive a Participation Amount upon the change of control reflecting the amount of time since the effective date of the program, which was March 20, 2011.

OPP LTIP Units represent a special class of membership interest in the operating company, Morgans Group, which are structured as profits interests for federal income tax purposes. Conditioned upon minimum allocations to the capital accounts of the OPP LTIP Units for federal income tax purposes, each vested OPP LTIP Unit may be converted, at the election of the holder, into one Class A Unit in Morgans Group upon the receipt of stockholder approval for the shares of common stock underlying the OPP LTIP Units.

During the six-month period following the Final Valuation Date, Morgans Group may redeem some or all of the vested OPP LTIP Units (or Class A Units into which they may be converted) at a price equal to the common share price (based on a 30-day average) on the Final Valuation Date. From and after the one-year anniversary of the Final Valuation Date, for a period of six months, participants will have the right to cause Morgans Group to redeem some or all of the vested OPP LTIP Units at a price equal to the greater of the common share price at the Final Valuation Date (determined as described above) or the then current common share price (calculated as determined in Morgans Group’s limited liability company agreement). Beginning 18 months after the Final Valuation Date, each of these OPP LTIP Units (or Class A Units into which they may be converted) is redeemable at the election of the holder for: (1) cash equal to the then fair market value of one share of the Company’s common stock, or (2) at the option of the Company, one share of common stock, in the event the Company then has shares available for that purpose under its stockholder-approved equity incentive plans. Participants are entitled to receive distributions on their vested OPP LTIP Units if any distributions are paid on the Company’s common stock following the Final Valuation Date.

The OPP LTIP Units were valued at approximately $7.3 million on the date of grant utilizing a Monte Carlo simulation to estimate the probability of the performance vesting conditions being satisfied. The Monte Carlo simulation used a statistical formula underlying the Black-Scholes and binomial formulas and such simulation was run approximately 100,000 times. For each simulation, the payoff is calculated at the settlement date, which is then discounted to the award date at a risk-free interest rate. The average of the values over all simulations is the expected value of the unit on the award date. Assumptions used in the valuations included factors associated with the underlying performance of the Company’s stock price and total stockholder return over the term of the performance awards including total stock return volatility and risk-free interest.

As the Company has the ability to settle the vested OPP LTIP Units with cash, these OPP LTIP Units are not considered to be indexed to the Company’s stock price and must be accounted for as liabilities at fair value. As of March 31, 2012, the fair value of the OPP LTIP Units were approximately $1.0 million and compensation expense relating to these OPP LTIP Units is being recorded over the vesting period. The fair value of the OPP LTIP Units were estimated on the date of grant using the following assumptions in the Monte-Carlo simulation: expected price volatility for the Company’s stock of 50%; a risk free rate of 1.46%; and no dividend payments over the measurement period. The fair value of the OPP LTIP Units were estimated on March 31, 2012 using the following assumptions in the Monte-Carlo valuation: expected price volatility for the Company’s stock of 50%; a risk free rate of 0.64%; and no dividend payments over the measurement period.

Total stock compensation expense related to the OPP LTIP Units, which is included in corporate expenses on the accompanying consolidated statements of comprehensive loss, was immaterial for the three months ended March 31, 2012.

8. Preferred Securities and Warrants

On October 15, 2009, the Company entered into a Securities Purchase Agreement with the Investors. Under the agreement, the Company issued and sold to the Investors (i) 75,000 shares of the Company’s Series A Preferred Securities, $1,000 liquidation preference per share (the “Series A Preferred Securities”), and (ii) warrants to purchase 12,500,000 shares of the Company’s common stock at an exercise price of $6.00 per share (the “Yucaipa Warrants”).

The Series A Preferred Securities have an 8% dividend rate through October 15, 2014, a 10% dividend rate from October 15, 2014 to October 15, 2016, and a 20% dividend rate thereafter. The Company has the option to accrue any and all dividend payments. The cumulative unpaid dividends have a dividend rate equal to the dividend rate on the Series A Preferred Securities. As of March 31, 2012, the Company had undeclared and unpaid dividends of $16.4 million.

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

As discussed in note 2, the Yucaipa Warrants to purchase 12,500,000 shares of the Company’s common stock at an exercise price of $6.00 per share have a 7-1/2 year term and are exercisable utilizing a cashless exercise method only, resulting in a net share issuance. Until October 15, 2010, the Investors had certain rights to purchase their pro rata share of any equity or debt securities offered or sold by the Company. In addition, the $6.00 exercise price of the Yucaipa Warrants was subject to certain reductions if, any time prior to October 15, 2010, the Company issued shares of common stock below $6.00 per share. Per ASC 815-40-15, as the strike price was adjustable until the first anniversary of issuance, the Yucaipa Warrants were not considered indexed to the Company’s stock until that date. Therefore, through October 15, 2010, the Company accounted for the Yucaipa Warrants as liabilities at fair value. On October 15, 2010, the Investors’ rights under the Yucaipa Warrants’ exercise price adjustment expired, at which time the Yucaipa Warrants met the scope exception in ASC 815-10-15 and are accounted for as equity instruments indexed to the Company’s stock. At October 15, 2010, the Yucaipa Warrants were reclassified to equity and will no longer be adjusted periodically to fair value. The Investors’ right to exercise the Yucaipa Warrants to purchase 12,500,000 shares of the Company’s common stock expires in April 2017.

The exercise price and number of shares subject to the Yucaipa Warrants are both subject to anti-dilution adjustments.

The Investors have consent rights over certain transactions for so long as they collectively own or have the right to purchase through exercise of the Yucaipa Warrants 6,250,000 shares of the Company’s common stock, including (subject to certain exceptions and limitations):

•	the sale of substantially all of the Company’s assets to a third party;

•	the acquisition by the Company of a third party where the equity investment by the Company is $100 million or greater;

•	the acquisition of the Company by a third party; or

•	any change in the size of the Company’s Board of Directors to a number below 7 or above 9.

Subject to certain exceptions, the Investors may not transfer any Series A Preferred Securities, Yucaipa Warrants or common stock until October 15, 2012. The Investors are also subject to certain standstill arrangements as long as they beneficially own over 15% of the Company’s common stock.

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

The initial carrying value of the Series A Preferred Securities was recorded at its net present value less costs to issue on the date of issuance. The carrying value will be periodically adjusted for accretion of the discount. As of March 31, 2012, the value of the Series A Preferred Securities was $55.0 million, which includes cumulative accretion of $6.9 million.

The Company calculated the estimated fair value of the Yucaipa Warrants using the Black-Scholes valuation model, as discussed in note 2.

The Company and Yucaipa American Alliance Fund II, LLC, an affiliate of the Investors, as the fund manager, also entered into a Real Estate Fund Formation Agreement (the “Fund Formation Agreement”) on October 15, 2009 pursuant to which the Company and the fund manager agreed to use their good faith efforts to endeavor to raise a private investment fund. The initial purpose of the private equity investment fund was to invest in hotel real estate projects located in North America. The Company was to be offered the opportunity to manage the hotels owned by the Fund under long-term management agreements. In connection with the Fund Formation Agreement, the Company issued to the fund manager 5,000,000 contingent warrants to purchase the Company’s common stock at an exercise price of $6.00 per share with a 7-1/2 year term.

The Fund Formation Agreement terminated by its terms on January 30, 2011 due to the failure to close a fund with $100 million of aggregate capital commitments by that date, and the 5,000,000 contingent warrants issued to the fund manager were forfeited in their entirety on October 15, 2011 due to the failure to close a fund with $250 million of aggregate capital commitments by that date.

For so long as the Investors collectively own or have the right to purchase through exercise of the Yucaipa Warrants (assuming a cash rather than a cashless exercise) 875,000 shares of the Company’s common stock, the Company has agreed to use its reasonable best efforts to cause its Board of Directors to nominate and recommend to the Company’s stockholders the election of a person nominated by the Investors as a director of the Company and to use its reasonable best efforts to ensure that the Investors’ nominee is elected to the Company’s Board of Directors at each such meeting. If that nominee is not elected by the Company’s stockholders, the Investors have certain observer rights and, in certain circumstances, the dividend rate on the Series A Preferred Securities increases by 4% during any time that an Investors’ nominee is not a member of the Company’s Board of Directors. Effective October 15, 2009, the Investors nominated and the Company’s Board of Directors elected Michael Gross as a member of the Company’s Board of Directors. Effective March 20, 2011 when Mr. Gross was appointed Chief Executive Officer of the Company, the Investors’ nominated, and the Company’s Board of Directors elected, Ron Burkle as a member of the Company’s Board of Directors.

On April 21, 2010, the Company entered into a Waiver Agreement with the Investors, pursuant to which the Investors were permitted to purchase up to $88 million in aggregate principal amount of the Convertible Notes within six months of April 21, 2010 and subject to the limitations and conditions set forth therein. From April 21, 2010 to July 21, 2010, the Investors purchased $88 million of the Convertible Notes. In the event an Investor proposes to sell the Convertible Notes at a time when the market price of a share of the Company’s common stock exceeds the then effective conversion price of the Convertible Notes, the Company is granted certain rights of first refusal for the purchase of the same from the Investors. In the event an Investor proposes to sell the Convertible Notes at a time when the market price of a share of the Company’s common stock is equal to or less than the then effective conversion price of the Convertible Notes, the Company is granted certain rights of first offer to purchase the same from the Investors.

9. Related Party Transactions

The Company earned management fees, chain services fees and fees for certain technical services and has receivables from hotels it owns through investments in unconsolidated joint ventures as well as hotels owned by the Former Parent. These fees totaled approximately $2.1 million and $3.3 million for the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012 and December 31, 2011, the Company had receivables from these affiliates of approximately $4.7 million and $4.1 million, respectively, which are included in related party receivables on the accompanying consolidated balance sheets.

As of March 31, 2012 and December 31, 2011, the Company had $18.0 million of promissory notes due to Messrs. Sasson and Masi, as discussed in note 1, which are included in debt and capital lease obligations on the accompanying consolidated balance sheets. For the three months ended March 31, 2012, the Company recorded $0.4 million of interest expense related to these promissory notes.

10. Discontinued Operations

In January 2011, an indirect subsidiary of the Company transferred its interests in the property across the street from Delano South Beach to SU Gale Properties, LLC. As a result of this transaction, the Company was released from $10.5 million of nonrecourse mortgage and mezzanine indebtedness previously consolidated on the Company’s balance sheet. The property across the street from Delano South Beach was a development property.

The following sets forth the discontinued operations of the property across the street from Delano South Beach for the three months ended March 31, 2011 (in thousands):

Three Months Ended March 31, 2011
Operating expenses	$(27)
Income tax expense	(326)
Gain on disposal	843

Income from discontinued operations	$490

11. Deferred Gain on Assets Sold

On May 3, 2011, pursuant to a purchase and sale agreement, Mondrian Holdings sold Mondrian Los Angeles for $137.0 million to Pebblebrook. The Company applied a portion of the proceeds from the sale, along with approximately $9.2 million of cash in escrow, to retire the $103.5 million mortgage secured by the hotel. Net proceeds, after the repayment of debt and closing costs, were approximately $40 million. The Company continues to operate the hotel under a 20-year management agreement with one 10-year extension option.

On May 23, 2011, pursuant to purchase and sale agreements, Royalton LLC, a subsidiary of the Company, sold Royalton for $88.2 million to Royalton 44 Hotel, L.L.C., an affiliate of FelCor Lodging Trust, Incorporated, and Morgans Holdings LLC, a subsidiary of the Company, sold Morgans for $51.8 million to Madison 237 Hotel, L.L.C., an affiliate of FelCor Lodging Trust, Incorporated. The Company applied a portion of the proceeds from the sale to retire the outstanding balance on its revolving credit facility at the time, which was secured in part by these hotels. Net proceeds, after the repayment of debt and closing costs, were approximately $93 million. The Company continues to operate the hotels under a 15-year management agreement with one 10-year extension option.

In accordance with ASC 360-20, Property, Plant and Equipment, Real Estate Sales, the Company evaluated its accounting for the gain on sales, noting that the Company continues to have significant continuing involvement in the hotels as a result of long-term management agreements, which resulted in the Company continuing to have involvement in the hotels and sharing in risks and rewards of ownership. The Company recorded deferred gains of approximately $11.2 million, $12.5 million and $55.6 million, respectively, related to the sales of Royalton, Morgans and Mondrian Los Angeles, which are deferred and recognized over the initial term of the related management agreement.

The Company’s hotel management agreements for Royalton and Morgans contain performance tests that stipulate certain minimum levels of operating performance. These performance test provisions give the Company the option to fund a shortfall in operating performance. If the Company chooses not to fund the shortfall, the hotel owner has the option to terminate the management agreement. As of March 31, 2012, approximately $0.9 million was recorded in accrued expenses and as a reduction to management fees related to these performance test provisions.

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

The Company recorded a deferred gain of approximately $73.1 million related to the sales of its equity interests in Morgans Europe. As the Company has significant continuing involvement through long-term management agreements, similar to the discussion above, the gain on sale is deferred and recognized over the initial term of the related management agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2012. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those set forth under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Overview

We are a fully integrated lifestyle hospitality company that operates, owns, acquires, develops and redevelops boutique hotels, primarily in gateway cities and select resort markets in the United States, Europe and other international locations, and nightclubs, restaurants, bars and other food and beverage venues in many of the hotels we operate, as well as in hotels and casinos operated by MGM Resorts International (“MGM”) in Las Vegas. Over our 28-year history, we have gained experience operating in a variety of market conditions.

The historical financial data presented herein is the historical financial data for:

•

three hotels that we own and manage (“Owned Hotels”), consisting, as of March 31, 2012, of Hudson in New York, Delano South Beach in Miami Beach, and Clift in San Francisco (which we lease under a long-term lease that is treated as a financing), comprising approximately 1,400 rooms;

•

our wholly-owned food and beverage operations (“Owned F&B Operations”), consisting, as of March 31, 2012, of certain food and beverage operations located at Hudson in New York, Delano South Beach in Miami Beach, Clift in San Francisco, and Sanderson and St Martins Lane, both in London. Effective February 1, 2012, we transferred our ownership interest in Morgans F&B operations to the hotel owner by terminating our operating lease for the restaurant space;

•

four hotels that we partially own and manage pursuant to long-term management agreements (“Joint Venture Hotels”), consisting, as of March 31, 2012, of Mondrian South Beach in Miami Beach, Shore Club in Miami Beach, Ames in Boston and Mondrian SoHo in New York, comprising approximately 1,015 rooms;

•

six hotels that we manage pursuant to long-term management agreements with no ownership interest (“Managed Hotels”), consisting, as of March 31, 2012, of Royalton and Morgans in New York, Mondrian in Los Angeles, Sanderson and St Martins Lane in London, and Hotel Las Palapas in Playa del Carmen, Mexico, comprising approximately 950 rooms;

•

our 90% controlling interest in a group of companies known as The Light Group (“TLG”), a leading lifestyle food and beverage management company with a ten-year track record of delivering cutting-edge food and beverage experiences at world class properties. TLG develops, redevelops and operates numerous venues in Las Vegas pursuant to management agreements with MGM, including nightclubs, such as The Bank Nightclub at Bellagio Hotel and Casino and Haze at ARIA Resort and Casino at CityCenter, restaurants, such as Yellowtail Japanese Restaurant & Lounge at Bellagio Hotel and Casino and Diablos Mexican Cantina at Monte Carlo Hotel, pool lounges and bars. TLG also serves as our food and beverage platform, operating or assisting in the development, redevelopment, concepting, design and operations of food and beverage venues in many of the hotels we operate;

•	our investment in unconsolidated food and beverage operations (“F&B Venture”), consisting, as of March 31, 2012, of certain food and beverage operations located at Mondrian South Beach in Miami Beach;

•	our investments in hotels under development and other proposed properties; and

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

Our Joint Venture Hotels as of March 31, 2012 are operated under management agreements which expire as follows:

•	Shore Club — July 2022;

•	Mondrian South Beach — August 2026;

•	Ames — November 2024; and

•	Mondrian SoHo — February 2021 (with two 10-year extensions at our option, subject to certain conditions).

Our Managed Hotels as of March 31, 2012 are operated under management agreements which expire as follows:

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

We have also signed management agreements to manage various other hotels, including a Mondrian project in Doha, Qatar, a Mondrian project in The Bahamas, a Mondrian project in London, a Mondrian project in Istanbul, Turkey, a Delano project on the Aegean Sea in Turkey, and a hotel project in the Highline area in New York City. However, financing has not been obtained for some of these hotel projects, and there can be no assurances that all of these projects will be developed as planned.

Our hotel management agreements may be subject to early termination in specified circumstances. For example, our hotel management agreements for Royalton and Morgans contain performance tests that stipulate certain minimum levels of operating performance. These performance test provisions related to Royalton and Morgans provide us the option to fund a shortfall in operating performance. If we choose not to fund the shortfall, the hotel owner has the option to terminate the management agreement. As of March 31, 2012, approximately $0.9 million was recorded in accrued expenses and as a reduction to management fees related to these performance test provisions related to Royalton and Morgans.

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

Several of our hotels are also subject to substantial mortgage and mezzanine debt, and in some instances our management fee is subordinated to the debt, and our management agreements may be terminated by the lenders on foreclosure or certain other related events. For example, Mondrian SoHo and Ames both recently experienced cash shortfalls after payment of the debt service during their seasonally slow first quarter. In 2012, through March 31st, we have funded approximately $0.9 million in cash shortfalls at Mondrian SoHo, which have been treated in part as additional capital contributions and in part as loans from our management company subsidiary. We do not intend to commit significant monies toward the repayment of the joint venture loans or the funding of operating deficits.

In March 2010, the lender for the Shore Club mortgage initiated foreclosure proceedings against the property in U.S. federal district court. In October 2010, the federal court dismissed the case for lack of jurisdiction. In November 2010, the lender initiated foreclosure proceedings in state court and a court date has been set for June 2012. We continue to operate the hotel pursuant to the management agreement during these proceedings. However, there can be no assurances we will continue to operate the hotel once foreclosure proceedings are complete.

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

•

Food and beverage revenue. Most of our food and beverage revenue is driven by occupancy of our hotels and the popularity of our bars and restaurants with our local customers. In June 2011, we acquired from affiliates of China Grill Management (“CGM”) the 50% interests CGM owned in our prior food and beverage joint ventures at Delano South Beach, Mondrian South Beach, Mondrian Los Angeles, Morgans, Sanderson and St Martins Lane for $20.0 million (the “CGM Transaction”). As a result of the CGM Transaction, we have begun to record 100% of the food and beverage revenue, and related expenses, for our Owned F&B Operations.

•	Other hotel revenue. Other hotel revenue, which consists of ancillary revenue such as telephone, parking, spa, entertainment and other guest services, is principally driven by hotel occupancy.

•

Management fee revenue and other income. We earn hotel management fees under our hotel management agreements. These fees may include management fees as well as reimbursement for allocated chain services. Additionally, we own a 90% controlling investment in TLG, a leading lifestyle food and beverage management company, which operates numerous venues in Las Vegas pursuant to management agreements with MGM. The primary assets of TLG consist of its management and similar agreements with various MGM affiliates. Each of TLG’s venues is managed by an affiliate of TLG, which receives revenue based on a revenue sharing arrangement. Through our ownership of TLG, we recognize management fees in accordance with the applicable management agreement, which generally provides for base management fees as a percentage of gross sales, as defined in the agreement, and incentive management fees as a percentage of net profits, as defined in the agreement. Under TLG’s management agreements, all costs associated with the construction, build-out, FF&E, operating supplies, equipment and daily operational expenses are borne by each respective MGM affiliate.

Fluctuations in revenues, which tend to correlate with changes in gross domestic product, are driven largely by general economic and local market conditions but can also be impacted by major events, such as terrorist attacks or natural disasters, which in turn affect levels of business and leisure travel.

The seasonal nature of the hospitality business can also impact revenues. For example, our Miami hotels are generally strongest in the first quarter, whereas our New York hotels are generally strongest in the fourth quarter. However, given the recent global economic downturn, the impact of seasonality in 2010 and 2011 was not as significant as in prior periods and may remain less pronounced in 2012 depending on the timing and strength of the economic recovery.

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

•

Gain on asset sales. We recorded deferred gains of approximately $11.2 million, $12.5 million and $55.6 million, respectively, related to the sales of Royalton, Morgans and Mondrian Los Angeles, and a deferred gain of approximately $73.1 million related to the sale of our ownership interest in the entity that owned 50% of Sanderson and St Martins Lane, as discussed in note 11 of our consolidated financial statements. As we have significant continuing involvement with these hotels through long-term management agreements, the gains on sales are deferred and recognized over the initial term of the related management agreement.

•

Other non-operating (income) expenses include costs associated with executive terminations not related to restructuring initiatives, costs of financings, litigation and settlement costs and other items that relate to the financing and investing activities associated with our assets and not to the ongoing operating performance of our assets, both consolidated and unconsolidated.

•

Income tax expense (benefit). All of our foreign subsidiaries are subject to local jurisdiction corporate income taxes. Income tax expense is reported at the applicable rate for the periods presented. We are subject to Federal and state income taxes. Income taxes for the three months ended March 31, 2012 and 2011 were computed using our calculated effective tax rate. We also recorded net deferred taxes related to cumulative differences in the basis recorded for certain assets and liabilities. We established a reserve on the deferred tax assets based on the ability to utilize net operating loss carryforwards.

•

Noncontrolling interest. Noncontrolling interest constitutes the percentage of membership units in Morgans Group, our operating company, owned by Residual Hotel Interest LLC, our former parent, as discussed in note 1 of our consolidated financial statements, our third-party food and beverage joint venture partner’s interest in the profits and losses of our F&B Venture, and the 10% ownership interest in TLG that is held by certain prior owners of TLG.

•

Income (loss) from discontinued operations, net of tax. In January 2011, we recognized income from the transfer of the property across the street from Delano South Beach. As such, we have recorded the income or loss related to this transfer in income (loss) from discontinued operations, net of tax, on the accompanying consolidated statements of comprehensive loss.

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

Recent Trends and Developments

Recent Trends. Starting in the fourth quarter of 2008 and continuing throughout 2009, the weakened U.S. and global economies resulted in considerable negative pressure on both consumer and business spending. As a result, lodging demand and revenues, which are primarily driven by growth in GDP, business investment and employment growth weakened substantially during this period as compared to the lodging demand and revenues we experienced prior to the fourth quarter of 2008. After this extremely difficult recessionary period, the outlook for the U.S. and global economies began improving in 2010 and that improvement has continued through the first quarter of 2012. However, to date, the recovery has not been particularly robust, as spending by businesses and consumers remains restrained, and there are still several trends which make our performance difficult to forecast, including shorter booking lead times at our hotels.

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

In 2011, with the arrival of our new management team, we developed a strategy that included investing in the people, platforms and hotel properties, which we believed were necessary to strengthen our position as a leader in lifestyle hospitality management. In 2011, we focused on our talent base and operating and service platforms. As a result, we believe we now have the right personnel in place and are developing the right platforms to support future growth. In 2012, we are focused on the final stage of our property investment program, which is upgrading certain of our physical properties and repositioning some of our hospitality offerings. An important component of this investment program includes re-energizing our food and beverage offerings by taking action to improve key facilities with a focus on driving higher beverage to food ratios and re-igniting the buzz around our nightlife and lobby scenes. While these upgrades and repositioning efforts impact the financial performance of our hotels in the short-term, we believe they are an essential step to ensure our hotel properties and food and beverage offerings continue to meet the expectations of our guests and the high standards of our brands. In addition, we continue to focus on growing our management business by signing new management contracts, and on preserving profit margins by maximizing revenue, increasing our market share and managing costs.

In the first quarter of 2012, we made significant headway with the investments in our hotels, as five of our 12 properties were being renovated or upgraded in some way.

On March 1, 2012, we completed our renovation at Delano South Beach which began in the third quarter of 2011. The renovations included the re-opening of a newly concepted restaurant, Bianca, improved public areas, such as the Rose Bar and pool and beach bars, a new nightclub, FDR, upgraded exclusive bungalows and suites, and 1,200 square feet of additional meeting space.

At Hudson, where renovations began in the fourth quarter of 2011, guestroom and corridor renovations continue and by mid-May 2012, half of the guestrooms are expected to have been renovated and be back in service. The remaining guest rooms are expected to be fully renovated and in service by the end of August 2012. We also plan to convert a minimum of 23 single room dwelling units “(SRO units”) into guest rooms at an estimated cost of approximately $150,000 per room. Additionally, we are in the planning process for new food and beverage concepts at Hudson, including renovations to the existing restaurant and Hudson Bar, which we expect to debut in the fourth quarter of 2012. During the first quarter of 2012, we spent approximately $6.4 million on room renovations and we intend to spend an additional $15 to $18 million during the remainder of 2012 to complete all of these projects at Hudson.

Operating results were strong during the first quarter of 2012 at our comparable hotels in Miami, which include Mondrian South Beach and Shore Club, San Francisco and Boston. Miami continues to benefit from both strong domestic and international travel, particularly from Latin America, with RevPAR, excluding Delano, up approximately 15.9% during the first quarter of 2012 compared to the same period in 2011. At Clift, RevPAR increased 8.6% during the first quarter of 2012 compared to 2011, as the San Francisco market has experienced increased group and transient travel coupled with limited supply growth. Ames in Boston generated a 14.3% RevPAR increase during the first quarter of 2012 compared to the same period in 2011 due to increased business travel and a milder winter.

Despite the renovation work at Delano, RevPAR increased by 2.7% during the quarter over the comparable period in 2011. At Hudson, ADR has increased by 11.4% and 14.6% in March and April 2012, respectively, since newly renovated rooms have been available for sale.

In addition to renovations at our Owned Hotels, the owners of several managed hotels invested funds for renovations and repositionings during the first quarter of 2012. Sanderson’s results were adversely impacted by significant air conditioner repairs and replacements and certain technology upgrades in preparation for the 2012 Summer Olympics. This renovation work is expected to be completed in May 2012. In New York, the closure of the restaurant at Morgans negatively impacted operating results. We expect to reopen this venue as a newly re-concepted restaurant and lounge in the third quarter of 2012. In Los Angeles, the closure of SkyBar, Mondrian Los Angeles’ iconic outdoor bar, and the pool, due to renovations which are expected to be completed in May 2012, negatively impacted operating results during the first quarter of 2012.

For the remainder of 2012, we believe that if various economic forecasts projecting continued modest expansion are accurate, this may lead to a gradual and modest increase in lodging demand for both leisure and business travel, although we expect there to be continued pressure on rates, as leisure and business travelers alike continue to focus on cost containment. As such, there can be no assurances that any increases in hotel revenues or earnings at our properties will occur, or be sustained, or that any losses will not increase for these or any other reasons.

Operating Results

Comparison of Three Months Ended March 31, 2012 to Three Months Ended March 31, 2011

The following table presents our operating results for the three months ended March 31, 2012 and 2011, including the amount and percentage change in these results between the two periods. The consolidated operating results for the three months ended March 31, 2012 is comparable to the consolidated operating results for the three months ended March 31, 2011, with the exception of Mondrian Los Angeles, which we owned until May 3, 2011, Royalton and Morgans, which we owned until May 23, 2011, Hard Rock, which we managed until March 1, 2011, Mondrian SoHo, which opened in February 2011, the completion of the CGM Transaction in June 2011 resulting in our full ownership of certain food and beverage operations previously owned through a 50/50 joint venture, the management of the San Juan Water and Beach Club, which was terminated effective July 13, 2011, our 50% ownership interest in Sanderson and St Martins Lane, which we sold in November 2011, and the acquisition of TLG in November 2011. The consolidated operating results are as follows:

	Three Months Ended
	March 31, 2012	March 31, 2011	Changes ($)	Changes (%)
	(Dollars in thousands)
Revenues:
Rooms	$20,876	$31,034	$(10,158)	(32.7)%
Food and beverage	15,099	18,030	(2,931)	(16.3)
Other hotel	1,261	2,016	(755)	(37.5)

Total hotel revenues	37,236	51,080	(13,844)	(27.1)
Management fee-related parties and other income	6,059	3,324	2,735	82.3

Total revenues	43,295	54,404	(11,109)	(20.4)

Operating Costs and Expenses:
Rooms	7,666	11,174	(3,508)	(31.4)
Food and beverage	12,730	15,102	(2,372)	(15.7)
Other departmental	907	1,211	(304)	(25.1)
Hotel selling, general and administrative	9,486	12,558	(3,072)	(24.5)
Property taxes, insurance and other	3,953	4,185	(232)	(5.5)

Total hotel operating expenses	34,742	44,230	(9,488)	(21.5)
Corporate expenses, including stock compensation	7,676	10,834	(3,158)	(29.1)
Depreciation and amortization	5,713	8,373	(2,660)	(31.8)
Restructuring, development and disposal costs	2,207	4,593	(2,386)	(51.9)

Total operating costs and expenses	50,338	68,030	(17,692)	(26.0)

Operating loss	(7,043)	(13,626)	6,583	(48.3)
Interest expense, net	7,801	8,994	(1,193)	(13.3)
Equity in loss of unconsolidated joint venture	910	9,483	(8,573)	(90.4)
Gain on asset sales	(1,996)	—	(1,996)	(1)
Other non-operating expenses	543	1,390	(847)	(60.9)

Loss before income tax expense (benefit)	(14,301)	(33,493)	19,192	(57.3)
Income tax expense (benefit)	193	(135)	328	(1)

Net loss from continuing operations	(14,494)	(33,358)	18,864	(56.6)
Income from discontinued operations, net of tax	—	490	(490)	(100.0)

Net loss	(14,494)	(32,868)	18,374	(55.9)
Net loss attributable to non controlling interest	213	825	(612)	(74.2)

Net loss attributable to Morgans Hotel Group Co.	(14,281)	(32,043)	17,762	(55.4)

Preferred stock dividends and accretion	(2,650)	(2,187)	(463)	21.2

Net loss attributable to common stockholders	$(16,931)	$(34,230)	$17,299	(50.5)%

(1)	Not meaningful.

Total Hotel Revenues. Total hotel revenues decreased 27.1% to $37.2 million for the three months ended March 31, 2012 compared to $51.1 million for the three months ended March 31, 2011. This decrease was primarily due to the sale in May 2011 of three hotels we previously owned. The components of RevPAR from our Owned Hotels, which consisted, as of March 31, 2012, of Hudson, Delano South Beach and Clift, for the three months ended March 31, 2012 and 2011 are summarized as follows:

	Three Months Ended
	March 31, 2012	March 31, 2011	Change ($)	Change (%)
Occupancy	65.2%	74.4%	—	(12.4)%
ADR	$251	$231	$20	9.0%
RevPAR	$164	$172	$(8)	(4.5)%

RevPAR from our Owned Hotels decreased 4.5% to $164 for the three months ended March 31, 2012 compared to $172 for the three months ended March 31, 2011. Beginning in the third and fourth quarters of 2011, respectively, and continuing into the first quarter of 2012, Delano South Beach and Hudson were under renovation, which impacted operating results at these hotels.

Rooms revenue decreased 32.7% to $20.9 million for the three months ended March 31, 2012 compared to $31.0 million for the three months ended March 31, 2011. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results of these three hotels during all periods presented, our Owned Hotels rooms revenue decreased 3.5%, which was directly attributable to the ongoing renovations at Delano South Beach and Hudson, discussed above.

Food and beverage revenue decreased 16.3% to $15.1 million for the three months ended March 31, 2012 compared to $18.0 million for the three months ended March 31, 2011. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Slightly offsetting this decrease were increases related to the CGM Transaction, in which we purchased the remaining 50% interest from our joint venture partner in certain food and beverage operations at our hotels, and the consolidation of previously unconsolidated food and beverage operations at our London hotels.

Other hotel revenue decreased 37.5% to $1.3 million for the three months ended March 31, 2011 compared to $2.0 million for the three months ended March 31, 2011. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results for these three hotels during all periods presented, our Owned Hotels other hotel revenue decreased 3.3%, consistent with the decrease in room revenues, primarily due to decreased revenues related to ancillary services as guests are still spending conservatively in light of the uncertain economic recovery.

Management Fee - Related Parties and Other Income. Management fee - related parties and other income increased by 82.3% to $6.1 million for the three months ended March 31, 2012 compared to $3.3 million for the three months ended March 31, 2011. This increase was primarily attributable to management fees earned through our contracts with MGM acquired as part of our acquisition of TLG in November 2011. Slightly offsetting this increase was a decrease due to the termination of our management agreement at Hard Rock effective March 1, 2011 in connection with the Hard Rock settlement, as discussed further in note 4 to our consolidated financial statements.

Operating Costs and Expenses

Rooms expense decreased 31.4% to $7.7 million for the three months ended March 31, 2012 compared to $11.2 million for the three months ended March 31, 2011. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results of these three hotels during all periods presented, our Owned Hotels rooms expense increased 1.5% primarily as a result of increased travel agent commissions as more rooms were sold through commissionable channels than in the prior year.

Food and beverage expense decreased 15.7% to $12.7 million for the three months ended March 31, 2012 compared to $15.1 million for the three months ended March 31, 2011. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Partially offsetting this decrease were increases related to the CGM Transaction, discussed above, and the consolidation of previously unconsolidated food and beverage operations at our London hotels.

Other departmental expense decreased 25.1% to $0.9 million for the three months ended March 31, 2012 compared to $1.2 million for the three months ended March 31, 2011. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results for these three hotels during all periods presented, our Owned Hotels experienced a decrease of 0.1% as a direct result of the decrease in other hotel revenue noted above.

Hotel selling, general and administrative expense decreased 24.5% to $9.5 million for the three months ended March 31, 2012 compared to $12.6 million for the three months ended March 31, 2011. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results of these hotels during all periods presented, our Owned Hotels selling, general and administrative expense increased by 4.0% primarily due to an increase in repairs and maintenance expense at Hudson in connection with the rooms renovation currently underway.

Property taxes, insurance and other expense decreased 5.5% to $4.0 million for the three months ended March 31, 2012 compared to $4.2 million for the three months ended March 31, 2011. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results of these hotels during all periods presented, our Owned Hotels selling, property taxes, insurance and other expense increased by 4.2% primarily as a result of an increase in property tax assessments at Hudson impacting the three months ended March 31, 2012 as compared to the same period in 2011.

Corporate expenses, including stock compensation decreased 29.1% to $7.7 million for the three months ended March 31, 2012 compared to $10.8 million for the three months ended March 31, 2011. This decrease was primarily due to increased stock compensation expense recognized during the three months ended March 31, 2011 due to the accelerated vesting of unvested equity awards granted to our former Chief Executive Officer and President in connection with their separation from the Company in March 2011 and increased corporate expenses recognized during the three months ended March 31, 2011 as a result of executive and other employee stock compensation related severance costs.

Depreciation and amortization decreased 31.8% to $5.7 million for the three months ended March 31, 2012 compared to $8.4 million for the three months ended March 31, 2011. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results of these three hotels during all periods presented, our Owned Hotels depreciation and amortization decreased 6.7% during the three months ended March 31, 2012 as compared to the same period in 2011, due to assets becoming fully depreciated.

Restructuring, development and disposal costs decreased 51.9% to $2.2 million for the three months ended March 31, 2012 compared to $4.6 million for the three months ended March 31, 2011. This decrease was primarily due to severance costs related to employee and executive restructurings incurred during the three months ended March 31, 2011, for which there were no comparable costs incurred during the same period in 2012.

Interest expense, net decreased 13.3% to $7.8 million for the three months ended March 31, 2012 compared to $9.0 million for the three months ended March 31, 2011. This decrease was primarily due to a decrease in financing fees incurred during the three months ended March 31, 2012 as compared to the same period in 2011. During 2011, we had higher financing fees related to the then outstanding debt secured by Hudson, which was refinanced in August 2011 and the then outstanding debt secured by Mondrian Los Angeles, which was repaid in connection with the hotel’s sale in May 2011.

Equity in loss of unconsolidated joint ventures resulted in a loss of $0.9 million for the three months ended March 31, 2012 compared to a loss of $9.5 million for the three months ended March 31, 2011. During March 2011 we recognized expenses related to the Hard Rock settlement, described in note 4 to the consolidated financial statements, for which there was no comparable loss recorded during the same period in 2012.

The components of RevPAR from our comparable Joint Venture Hotels for the three months ended March 31, 2012 and 2011, which includes Shore Club, Mondrian South Beach and Ames, but excludes the Hard Rock, which we managed until March 1, 2011, Mondrian SoHo, which opened in February 2011, San Juan Water and Beach Club in Isla Verde, Puerto Rico, which we managed until July 13, 2011, and Sanderson and St Martins Lane, which we sold our ownership interest in November 2011, are summarized as follows:

	Three Months Ended
	March 31, 2012	March 31, 2011	Change ($)	Change (%)
Occupancy	73.0%	66.1%	—	10.5%
ADR	$313	$300	$13	4.4%
RevPAR	$229	$198	$31	15.3%

Gain on asset sales resulted in income of $2.0 million for the three months ended March 31, 2012. This income was related to the recognition of gains we recorded on the sales of Royalton, Morgans and Mondrian Los Angeles and our 50% ownership in the entity that owned Sanderson and St Martins Lane, all occurring in 2011. As we have significant continuing involvement with these hotels through long-term management agreements, the gains on sales are deferred and recognized over the initial term of the related management agreement.

Other non-operating expense decreased 60.9% to $0.5 million for the three months ended March 31, 2012 as compared to $1.4 million for the three months ended March 31, 2011. This decrease is primarily the result of decreased non-operating expenses related to our executive restructuring efforts which occurred during the three months ended March 31, 2011 for which there is no comparable expense incurred during the same period in 2012.

Income tax expense (benefit) resulted in an expense of $0.2 million for the three months ended March 31, 2012 as compared to a benefit of $0.1 million for the three months ended March 31, 2011. The slight change was primarily due to overall operating performance of the quarters.

Income from discontinued operations, net of tax resulted in income of $0.5 million for the three months ended March 31, 2011, for which there was no comparable income recorded during the three months ended March 31, 2012. The income recorded in 2011 relates to the transfer of our ownership interests in January 2011 of the property across the street from Delano South Beach to a third party.

Liquidity and Capital Resources

As of March 31, 2012, we had approximately $7.1 million in cash and cash equivalents, and the amount of borrowings available under our revolving credit facility was $73.0 million, net of $5.0 million of outstanding borrowings and $10.0 million of posted letters of credit. As of March 31, 2012, total restricted cash was $5.9 million.

We have both short-term and long-term liquidity requirements as described in more detail below.

Liquidity Requirements

Short-Term Liquidity Requirements. We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred by us or our consolidated subsidiaries within the next 12 months and believe those requirements currently consist primarily of funds necessary to pay operating expenses and other expenditures directly associated with our properties, including the funding of our reserve accounts, capital commitments associated with certain of our development projects and existing hotels, and our planned renovation at Hudson.

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

We intend to utilize the majority of our liquidity to fund growth and development efforts, renovations at existing hotels and infrastructure improvements. We may also use cash to repay outstanding debt.

We are focused on growing our portfolio, primarily with our core brands, in major gateway markets and key resort destinations. In December 2011, we announced a new hotel management agreement for an approximately 128 room Mondrian-branded hotel to be located in the Old City area of Istanbul, Turkey. The hotel is scheduled to open in 2014. In December 2011 and January 2012, we contributed an aggregate of $10.3 million, $5.1 of which was funded in January 2012, in the form of equity and key money and will have a 20% ownership interest in the venture owning the hotel. We have no additional funding commitments in connection with this project.

At Hudson, guestroom and corridor renovations continue and half of the guestrooms are expected to have been renovated and be back in service by mid-May. The remaining guest rooms are expected to be fully renovated and in service by the end of August 2012. We also plan to convert a minimum of 23 SRO units into guest rooms at an estimated cost of approximately $150,000 per room. Additionally, we are in the planning process for new food and beverage concepts at Hudson, including renovations to the existing restaurant and Hudson Bar, which we expect to debut in the fourth quarter of 2012. During the first quarter of 2012, we spent approximately $6.4 million on room renovations and we intend to spend an additional $15 to $18 million during the remainder of 2012 to complete all of these projects at Hudson.

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

Our Series A Preferred Securities, defined and discussed further below in “—Debt”, have an 8% dividend rate until October 15, 2014, a 10% dividend rate from October 15, 2014 to October 15, 2016, and a 20% dividend rate thereafter. The cumulative unpaid dividends also have a dividend rate equal to the dividend rate on the Series A Preferred Securities. We have the option to accrue any and all dividend payments, and as of March 31, 2012, have not declared any dividends. As of March 31, 2012, we have undeclared dividends of approximately $16.4 million. We have the option to redeem any or all of the Series A preferred securities at any time.

Other long-term liquidity requirements include our obligations under our Convertible Notes, defined and discussed further below in “—Debt”, which mature in October 2014, Hudson mortgage debt, which matures in August 2013 with three one-year extension options, Delano Credit Facility, which expires in July 2014, TLG promissory notes, which mature in November 2015, trust preferred securities, and the Clift lease, each as described under “—Debt.” Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, equity and debt offerings, and long-term mortgages on our properties. Other sources may include cash generated through asset dispositions and joint venture transactions. Additionally, we may secure other financing opportunities, restructure our outstanding debt or preferred securities, and from time to time may seek to repurchase our outstanding debt securities in open market transactions or otherwise. Given the uncertain economic environment and continuing challenging conditions in the credit markets, however, we may not be able to obtain such financings on terms acceptable to us or at all. We may require additional borrowings to satisfy our long-term liquidity requirements.

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

Mondrian South Beach Mortgage and Mezzanine Agreements. The nonrecourse mortgage loan and mezzanine loan agreements related to Mondrian South Beach matured on August 1, 2009. In April 2010, the Mondrian South Beach joint venture amended the nonrecourse financing and mezzanine loan agreements secured by Mondrian South Beach and extended the maturity date for up to seven years through extension options until April 2017, subject to certain conditions.

Morgans Group and affiliates of our joint venture partner have agreed to provide standard nonrecourse carve-out guaranties and provide certain limited indemnifications for the Mondrian South Beach mortgage and mezzanine loans. In the event of a default, the lenders’ recourse is generally limited to the mortgaged property or related equity interests, subject to standard nonrecourse carve-out guaranties for “bad boy” type acts. Morgans Group and affiliates of our joint venture partner also agreed to guaranty the joint venture’s obligation to reimburse certain expenses incurred by the lenders and indemnify the lenders in the event such lenders incur liability as a result of any third-party actions brought against Mondrian South Beach. Morgans Group and affiliates of our joint venture partner have also guaranteed the joint venture’s liability for the unpaid principal amount of any seller financing note provided for condominium sales if such financing or related mortgage lien is found unenforceable, provided they shall not have any liability if the seller financed unit becomes subject again to the lien of the lender mortgage or title to the seller financed unit is otherwise transferred to the lender or if such seller financing note is repurchased by Morgans Group and/or affiliates of our joint venture at the full amount of unpaid principal balance of such seller financing note. In addition, although construction is complete and Mondrian South Beach opened on December 1, 2008, Morgans Group and affiliates of our joint venture partner may have continuing obligations under construction completion guaranties until all outstanding payables due to construction vendors are paid. As of March 31, 2012, there are remaining payables outstanding to vendors of approximately $1.1 million. Pursuant to a letter agreement with the lenders for the Mondrian South Beach loan, the joint venture agreed that these payables, many of which are currently contested or under dispute, will not be paid from operating funds but only from tax abatements and settlements of certain lawsuits. In the event funds from tax abatements and settlements of lawsuits are insufficient to repay these amounts in a timely manner, we and our joint venture partner are required to fund the shortfall amounts.

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

Mondrian SoHo. On July 31, 2010, the lender amended the debt financing on the property to provide for, among other things, extensions of the maturity date of the mortgage loan secured by the hotel to November 2011 with extension options through 2015, subject to certain conditions including a minimum debt service coverage test calculated, as set forth in the loan agreement, based on ratios of net operating income to debt service for the three months ended September 30, 2011 of 1:1 or greater. The joint venture achieved the required 1:1 coverage ratio as of September 30, 2011 and the maturity of this debt was extended to November 2012. The joint venture has additional extension options available in 2012 subject to similar conditions including a minimum debt service coverage test calculated, as set forth in the loan agreement, based on ratios of net operating income to debt service for the twelve months ended September 30, 2012 of 1.1:1.0 or greater. The joint venture does not believe it will achieve this debt service coverage test and the joint venture may not be able to refinance the outstanding debt upon maturity. Additionally, there may be cash shortfalls from the operations of the hotel from time to time and there may not be enough operating cash flow to cover debt service payments in all months going forward, which could require additional contributions by the joint venture partners. In 2012, through March 31st, we have funded approximately $0.9 million in cash shortfalls at Mondrian SoHo, which have been treated in part as additional capital contributions and in part as loans from our management company subsidiary. The joint venture is discussing various options with the lenders, although there can be no assurance the joint venture will be able to extend the maturity date of the debt on a timely basis or at all. We do not intend to commit significant additional monies toward the repayment of the loan or the funding of operating deficits.

Certain affiliates of our joint venture partner have agreed to provide a standard nonrecourse carve-out guaranty for “bad boy” type acts and a completion guaranty to the lenders for the Mondrian SoHo loan, for which Morgans Group has agreed to indemnify the joint venture partner and its affiliates up to 20% of such entities’ guaranty obligations, provided that each party is fully responsible for any losses incurred as a result of its respective gross negligence or willful misconduct.

Mondrian SoHo opened in February 2011, and we are operating the hotel under a 10-year management contract with two 10-year extension options.

Ames. As of March 31, 2012, the joint venture’s outstanding mortgage debt secured by the hotel was $46.5 million. In October 2010, the mortgage loan matured, and the joint venture did not satisfy the conditions necessary to exercise the first of two remaining one-year extension options available under the loan, which included funding a debt service reserve account, among other things. As a result, the mortgage lender for Ames served the joint venture with a notice of default and acceleration of debt. In February 2011, the joint venture reached an agreement with the lender whereby the lender waived the default, reinstated the loan and extended the loan maturity date until October 9, 2011. In September 2011, the joint venture partners funded their pro rata shares of the debt service reserve account, of which our contribution was $0.3 million, and exercised the one remaining extension option available on the mortgage debt. As a result, the mortgage debt secured by Ames will mature on October 9, 2012. Unless the joint venture can refinance the debt or obtain an extension of the maturity date, the joint venture may not be able to repay the mortgage at maturity. The joint venture is discussing various options with the lenders, although there can be no assurance the joint venture will be able to extend the maturity date of the debt on a timely basis or at all. Additionally, there may be cash shortfalls from the operations of the hotel from time to time and there may not be enough operating cash flow to cover debt service payments in all months going forward, which could require additional contributions by the joint venture partners. We do not intend to commit significant monies toward the repayment of the joint venture loan or the funding of operating deficits.

Additionally, the development of the hotel qualified for federal and state historic rehabilitation tax credits which were sold for approximately $16.9 million. In the event of foreclosure and certain other transfers, we are jointly and severally liable for certain federal and state historic tax credit recapture liabilities. These liabilities reduce over time, but as of March 31, 2012, were approximately $16.1 million, of which our pro rata share is $5.0 million.

Certain affiliates of our joint venture partner have agreed to provide a standard nonrecourse carve-out guaranty for “bad boy” type acts and a completion guaranty to the lenders for the Ames loan, for which Morgans Group has agreed to indemnify the joint venture partner and its affiliates up to its pro rata ownership share of such entities’ guaranty obligations, provided that each party is fully responsible for any losses incurred as a result of its respective gross negligence or willful misconduct.

Potential Litigation. We may have potential liability in connection with certain claims by a designer for which we have accrued $13.9 million as of March 31, 2012, as discussed in note 5 of our consolidated financial statements.

Other Possible Uses of Capital. We have a number of additional development projects signed or under consideration, some of which may require equity investments, key money or credit support from us.

Comparison of Cash Flows for the Three Months Ended March 31, 2012 to the Three Months Ended March 31, 2011

Operating Activities. Net cash used in operating activities was $10.5 million for the three months ended March 31, 2012 as compared to net cash used in operating activities of $2.6 million for the three months ended March 31, 2011. This increase in cash used was primarily due to a decline in operating results at our Owned Hotels as a result of ongoing renovations.

Investing Activities. Net cash used in investing activities amounted to $16.0 million for the three months ended March 31, 2012 as compared to net cash used in investing activities of $8.1 million for the three months ended March 31, 2011. The increase was primarily related to renovation costs incurred at Delano South Beach and Hudson, two of our Owned Hotels which were under renovation during the three months ended March 31, 2012.

Financing Activities. Net cash provided by financing activities amounted to $4.9 million for the three months ended March 31, 2012 as compared to $11.4 million for the three months ended March 31, 2011. This decrease was primarily due to increased funds being borrowed from our revolving credit facility in the three months ended March 31, 2011 as compared to the same period in 2012.

Debt

Hudson Mortgage and Mezzanine Loan. On October 6, 2006, our subsidiary, Henry Hudson Holdings LLC (“Hudson Holdings”), entered into a nonrecourse mortgage financing secured by Hudson, and another subsidiary entered into a mezzanine loan related to Hudson, secured by a pledge of our equity interests in Hudson Holdings.

Until amended as described below, the mortgage bore interest at 30-day LIBOR plus 0.97%. We had entered into an interest rate swap on the mortgage and the mezzanine loan on Hudson which effectively fixed the 30-day LIBOR rate at approximately 5.0%. This interest rate swap expired on July 15, 2010. We subsequently entered into a short-term interest rate cap on the mortgage that expired on September 12, 2010.

On October 1, 2010, Hudson Holdings entered into a modification agreement of the mortgage, together with promissory notes and other related security agreements, with Bank of America, N.A., as trustee, for the lenders (the “Amended Hudson Mortgage”). This modification agreement and related agreements extended the Hudson Mortgage until October 15, 2011. In connection with the Amended Hudson Mortgage, on October 1, 2010, Hudson Holdings paid down a total of $16.0 million on its outstanding loan balances.

The interest rate on the Amended Hudson Mortgage was also amended to 30-day LIBOR plus 1.03%. The interest rate on the Hudson mezzanine loan continued to bear interest at 30-day LIBOR plus 2.98%. We entered into interest rate caps, which expired on October 15, 2011, in connection with the Amended Hudson Mortgage, which effectively capped the 30-day LIBOR rate at 5.3% on the Amended Hudson Mortgage and effectively capped the 30-day LIBOR rate at 7.0% on the Hudson mezzanine loan.

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

On December 7, 2011, we entered into a technical amendment with the Primary Lender whereby the Hudson 2011 Mortgage Loan is subject to an interest rate of 30-day LIBOR (with a minimum of 1.0%) plus 5.0%, at the Primary Lender’s option. At March 31, 2012, $90.0 million of the Hudson 2011 Mortgage Loan bore interest at a reserve adjusted blended rate of 30-day LIBOR (with a minimum of 1.0%) plus 4.0%. The remaining $25.0 million of the Hudson 2011 Mortgage Loan which was sold to the Securitized Lenders bore interest at a reserve adjusted blended rate of 30-day LIBOR (with a minimum of 1.0%) plus 5.0%.

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

Clift. We lease Clift under a 99-year nonrecourse lease agreement expiring in 2103. The lease is accounted for as a financing with a liability balance of $87.5 million at March 31, 2012.

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

On September 17, 2010, we and our subsidiaries entered into a settlement and release agreement with the lessors under the Clift ground lease, which among other things, effectively provided for the settlement of all outstanding litigation claims and disputes among the parties relating to defaulted lease payments due with respect to the ground lease for the Clift and reduced the lease payments due to the lessors for the period March 1, 2010 through February 29, 2012. Effective March 1, 2012, the annual rent is as stated in the lease agreement, which provides for base annual rent of approximately $6.0 million per year through October 2014 increasing in October 2014, and thereafter at 5-year intervals, by a formula tied to increases in the Consumer Price Index, with a maximum increase of 40% and a minimum of 20% at October 2014, and at each payment date thereafter, the maximum increase is 20% and the minimum is 10%. The lease is nonrecourse to us. Morgans Group also entered into a limited guaranty, whereby Morgans Group agreed to guarantee losses of up to $6 million suffered by the lessors in the event of certain “bad boy” type acts.

Convertible Notes. On October 17, 2007, we completed an offering of $172.5 million aggregate principal amount of our 2.375% Senior Subordinated Convertible Notes (“Convertible Notes”) in a private offering, which included an additional issuance of $22.5 million in aggregate principal amount of Convertible Notes as a result of the initial purchasers’ exercise in full of their overallotment option. The Convertible Notes are senior subordinated unsecured obligations of Morgans Hotel Group Co. and are guaranteed on a senior subordinated basis by our operating company, Morgans Group. The Convertible Notes are convertible into shares of our common stock under certain circumstances and upon the occurrence of specified events. The Convertible Notes mature on October 15, 2014, unless repurchased by us or converted in accordance with their terms prior to such date.

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

Amended 2006 Revolving Credit Facility. On October 6, 2006, we and certain of our subsidiaries entered into a revolving credit facility with Wachovia Bank, National Association, as Administrative Agent, and the lenders thereto, which was amended on August 5, 2009.

The revolving credit facility provided for a maximum aggregate amount of commitments of $125.0 million, divided into two tranches, which were secured by mortgages on Morgans, Royalton and Delano South Beach.

The revolving credit facility bore interest at a fluctuating rate measured by reference to, at our election, either LIBOR (subject to a LIBOR floor of 1%) or a base rate, plus a borrowing margin. LIBOR loans have a borrowing margin of 3.75% per annum and base rate loans have a borrowing margin of 2.75% per annum.

On May 23, 2011, in connection with the sale of Royalton and Morgans, we used a portion of the sales proceeds to retire all outstanding debt under the revolving credit facility. These hotels, along with Delano South Beach, were collateral for the amended revolving credit facility, which terminated upon the sale of any of the properties securing the facility.

Delano Credit Facility. On July 28, 2011, we and certain of our subsidiaries (collectively, the “Borrowers”), including Beach Hotel Associates LLC (the “Florida Borrower”), entered into a secured Credit Agreement (the “Delano Credit Facility”), with Deutsche Bank Securities Inc. as sole lead arranger, Deutsche Bank Trust Company Americas, as agent, and the lenders party thereto.

The Delano Credit Facility provides commitments for a $100 million revolving credit facility and includes a $15 million letter of credit sub-facility. The maximum amount of such commitments available at any time for borrowings and letters of credit is determined according to a borrowing base valuation equal to the lesser of (i) 55% of the appraised value of Delano South Beach (the “Florida Property”) and (ii) the adjusted net operating income for the Florida Property divided by 11%. Extensions of credit under the Delano Credit Facility are available for general corporate purposes. The commitments under the Delano Credit Facility may be increased by up to an additional $10 million during the first two years of the facility, subject to certain conditions, including obtaining commitments from any one or more lenders to provide such additional commitments. The commitments under the Delano Credit Facility terminate on July 28, 2014, at which time all outstanding amounts under the Delano Credit Facility will be due and payable. Our availability under the Delano Credit Facility was $88.0 million as of March 31, 2012, of which $5.0 million of borrowings were outstanding and $10.0 million of letters of credit were posted.

The obligations of the Borrowers under the Delano Credit Facility are guaranteed by us. Such obligations are also secured by a mortgage on the Florida Property and all associated assets of the Florida Borrower, as well as a pledge of all equity interests in the Florida Borrower.

The interest rate applicable to loans under the Delano Credit Facility is a floating rate of interest per annum, at the Borrowers’ election, of either LIBOR (subject to a LIBOR floor of 1.00%) plus 4.00%, or a base rate, as set forth in the agreement, plus 3.00%. In addition, a commitment fee of 0.50% applies to the unused portion of the commitments under the Delano Credit Facility.

The Borrowers’ ability to borrow under the Delano Credit Facility is subject to ongoing compliance by us and the Borrowers with various customary affirmative and negative covenants, including limitations on liens, indebtedness, issuance of certain types of equity, affiliated transactions, investments, distributions, mergers and asset sales. In addition, the Delano Credit Facility requires that we and the Borrowers maintain a fixed charge coverage ratio (consolidated EBITDA to consolidated fixed charges) of no less than (i) 1.05 to 1.00 at all times on or prior to June 30, 2012 and (ii) 1.10 to 1.00 at all times thereafter. As of March 31, 2012, our fixed charge coverage ratio was 1.94x.

The Delano Credit Facility also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Borrowers under the Delano Credit Facility to be immediately due and payable.

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

We follow ASC 470-20 which requires the TLG Promissory Notes to be allocated between a liability component and an equity component. The resulting debt discount is amortized over the period the debt is expected to remain outstanding as additional interest expense. Based on our preliminary analysis, the amount allocable to the equity component was immaterial, therefore we have recorded the $18.0 million as a liability as of March 31, 2012.

Hudson Capital Leases. We lease two condominium units at Hudson which are reflected as capital leases with balances of $6.1 million at March 31, 2012. Currently annual lease payments total approximately $900,000 and are subject to increases in line with inflation. The leases expire in 2096 and 2098.

Mondrian Los Angeles Mortgage. On October 6, 2006, our subsidiary that owned the Mondrian Los Angeles entered into a nonrecourse mortgage financing secured by the hotel.

On October 1, 2010, the subsidiary entered into a modification agreement of its mortgage, together with promissory notes and other related security agreements, with Bank of America, N.A., as trustee, for the lenders. This modification agreement and related agreements amended and extended the mortgage until October 15, 2011. In connection with the amendment, on October 1, 2010, the subsidiary paid down a total of $17 million on its outstanding mortgage loan balance.

The interest rate on the mortgage was also amended to 30-day LIBOR plus 1.64%. We entered into an interest rate cap, which expired on October 15, 2011, in connection with the amendment, which effectively capped the 30-day LIBOR rate at 4.25%.

On May 3, 2011, we completed the sale of Mondrian Los Angeles for $137.0 million to Wolverines Owner LLC, an affiliate of Pebblebrook. We applied a portion of the proceeds from the sale, along with approximately $9.2 million of cash in escrow, to retire the $103.5 million mortgage.

Joint Venture Debt. See “— Off-Balance Sheet Arrangements” for descriptions of joint venture debt.

Seasonality

The hospitality business is seasonal in nature. For example, our Miami hotels are generally strongest in the first quarter, whereas our New York hotels are generally strongest in the fourth quarter. Quarterly revenues also may be adversely affected by events beyond our control, such as the current recession, extreme weather conditions, terrorist attacks or alerts, natural disasters, airline strikes and other considerations affecting travel.

To the extent that cash flows from operations are insufficient during any quarter, due to temporary or seasonal fluctuations in revenues, we may have to enter into additional short-term borrowings or increase our borrowings, if available under our Delano Credit Facility, to meet cash requirements.

Capital Expenditures and Reserve Funds

We are obligated to maintain reserve funds for capital expenditures at our Owned Hotels as determined pursuant to our debt or lease agreements related to such hotels, with the exception of Delano South Beach. Our Joint Venture Hotels and our Managed Hotels generally are subject to similar obligations under our management agreements or under debt agreements related to such hotels. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. Such agreements typically require the hotel owners to reserve funds at amounts equal to 4% of the hotel’s revenues and require the funds to be set aside in restricted cash. In addition, the F&B Venture requires the venture to set aside restricted cash of between 2% of gross revenues of the restaurant in 2010 and increasing annually to 4% of gross revenues of the restaurant in 2013 and thereafter. As of March 31, 2012, approximately $0.3 million was available in restricted cash reserves for future capital expenditures under these obligations related to our Owned Hotels.

On March 1, 2012, we completed a $10.8 million renovation at Delano South Beach which began in the third quarter of 2011. The renovations included the re-opening of a newly concepted restaurant, Bianca, improved public areas, such as the Rose Bar and pool and beach bars, a new nightclub, FDR, upgraded exclusive bungalows and suites, and 1,200 square feet of additional meeting space.

At Hudson, guestroom and corridor renovations continue and by mid-May 2012, half of the guestrooms are expected to have been renovated and be back in service. The remaining guest rooms are expected to be fully renovated and in service by the end of August 2012. We also plan to convert a minimum of 23 SRO units into guest rooms at an estimated cost of approximately $150,000 per room. Additionally, we are in the planning process for new food and beverage concepts at Hudson, including renovations to the existing restaurant and Hudson Bar, which we expect to debut in the fourth quarter of 2012. During the first quarter of 2012, we spent approximately $6.4 million on room renovations and we intend to spend an additional $15 to $18 million during the remainder of 2012 to complete all of these projects at Hudson.

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

As of March 31, 2012, we had one interest rate cap outstanding and the fair value of this interest rate cap was insignificant.

In connection with the sale of the Convertible Notes, we entered into call options which are exercisable solely in connection with any conversion of the Convertible Notes and pursuant to which we will receive shares of our common stock from counterparties equal to the number of shares of our common stock, or other property, deliverable by us to the holders of the Convertible Notes upon conversion of the Convertible Notes, in excess of an amount of shares or other property with a value, at then current prices, equal to the principal amount of the converted Convertible Notes. Simultaneously, we also entered into warrant transactions, whereby we sold warrants to purchase in the aggregate 6,415,327 shares of our common stock, subject to customary anti-dilution adjustments, at an exercise price of approximately $40.00 per share of common stock. These Convertible Notes warrants may be exercised over a 90-day trading period commencing January 15, 2015. The call options and the Convertible Notes warrants are separate contracts and are not part of the terms of the Convertible Notes and will not affect the holders’ rights under the Convertible Notes. The call options are intended to offset potential dilution upon conversion of the Convertible Notes in the event that the market value per share of the common stock at the time of exercise is greater than the exercise price of the call options, which is equal to the initial conversion price of the Convertible Notes and is subject to certain customary adjustments.

On October 15, 2009, we entered into a securities purchase agreement with Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P., which we refer to collectively as the Investors. Under the securities purchase agreement, we issued and sold to the Investors (i) 75,000 shares of the our Series A preferred securities, $1,000 liquidation preference per share, and (ii) warrants to purchase 12,500,000 shares of the Company’s common stock at an exercise price of $6.00 per share. The Yucaipa Warrants have a 7-1/2 year term and are exercisable utilizing a cashless exercise method only, resulting in a net share issuance. The exercise price and number of shares subject to the warrant are both subject to anti-dilution adjustments.

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

Off-Balance Sheet Arrangements

As of March 31, 2012, we had unconsolidated joint ventures that we account for using the equity method of accounting, most of which have mortgage or related debt, as described below. In some cases, we provide nonrecourse carve-out guaranties of joint venture debt, which guaranty is only triggered in the event of certain “bad boy” acts, and other limited liquidity or credit support, as described below.

Mondrian South Beach. We own a 50% interest in Mondrian South Beach, an apartment building which was converted into a condominium and hotel. Mondrian South Beach opened in December 2008, at which time we began operating the property under a 20-year management contract.

In April 2010, the Mondrian South Beach joint venture amended its nonrecourse financing secured by the property and extended the maturity date for up to seven years, through extension options until April 2017, subject to certain conditions. In April 2010, in connection with the loan amendment, each of the joint venture partners provided an additional $2.75 million to the joint venture resulting in total mezzanine financing provided by the partners of $28.0 million. As of March 31, 2012, the joint venture’s outstanding mortgage and mezzanine debt was $83.9 million, which does not include the $28.0 million mezzanine loan provided by the joint venture partners, which in effect is on par with the lender’s mezzanine debt.

Morgans Group and affiliates of our joint venture partner have agreed to provide standard nonrecourse carve-out guaranties and provide certain limited indemnifications for the Mondrian South Beach mortgage and mezzanine loans. In the event of a default, the lenders’ recourse is generally limited to the mortgaged property or related equity interests, subject to standard nonrecourse carve-out guaranties for “bad boy” type acts. Morgans Group and affiliates of our joint venture partner also agreed to guaranty the joint venture’s obligation to reimburse certain expenses incurred by the lenders and indemnify the lenders in the event such lenders incur liability as a result of any third-party actions brought against Mondrian South Beach. Morgans Group and affiliates of our joint venture partner have also guaranteed the joint venture’s liability for the unpaid principal amount of any seller financing note provided for condominium sales if such financing or related mortgage lien is found unenforceable, provided they shall not have any liability if the seller financed unit becomes subject again to the lien of the lender’s mortgage or title to the seller financed unit is otherwise transferred to the lender or if such seller financing note is repurchased by Morgans Group and/or affiliates of our joint venture at the full amount of unpaid principal balance of such seller financing note. In addition, although construction is complete and Mondrian South Beach opened on December 1, 2008, Morgans Group and affiliates of our joint venture partner may have continuing obligations under construction completion guaranties until all outstanding payables due to construction vendors are paid. As of March 31, 2012, there are remaining payables outstanding to vendors of approximately $1.1 million. Pursuant to a letter agreement with the lenders for the Mondrian South Beach loan, the joint venture agreed that these payables, many of which are currently contested or under dispute, will not be paid from operating funds but only from tax abatements and settlements of certain lawsuits. In the event funds from tax abatements and settlements of lawsuits are insufficient to repay these amounts in a timely manner, we and our joint venture partner are required to fund the shortfall amounts.

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

We account for this investment under the equity method of accounting. At March 31, 2012, our investment in Mondrian South Beach was $3.8 million. Our equity in loss of Mondrian South Beach was $0.3 million and $0.5 million for the three months ended March 31, 2012 and 2011, respectively.

Ames. On June 17, 2008, we, Normandy Real Estate Partners, and Ames Hotel Partners, entered into a joint venture to develop the Ames hotel in Boston. Upon the hotel’s completion in November 2009, we began operating Ames under a 20-year management contract. As of March 31, 2012, we had an approximately 31% economic interest in the joint venture.

As of March 31, 2012, the joint venture’s outstanding mortgage debt secured by the hotel was $46.5 million. In September 2011, the joint venture partners funded their pro rata shares of the debt service reserve account, of which our contribution was $0.3 million, and exercised the one remaining extension option available on the mortgage debt. As a result, the mortgage debt secured by Ames will mature October 9, 2012. Unless the joint venture can refinance the debt or obtain an extension of the maturity date, the joint venture may not be able to repay the mortgage at maturity. The joint venture is discussing various options with the lenders, although there can be no assurance the joint venture will be able to extend the maturity date of the debt on a timely basis or at all. Additionally, there may be cash shortfalls from the operations of the hotel from time to time and there may not be enough operating cash flow to cover debt service payments in all months going forward, which could require additional contributions by the joint venture partners. We do not intend to commit significant monies toward the repayment of the joint venture loan or the funding of operating deficits.

Additionally, the development of the hotel qualified for federal and state historic rehabilitation tax credits which were sold for approximately $16.9 million. In the event of foreclosure and certain other transfers, we are jointly and severally liable for certain federal and state historic tax credit recapture liabilities. These liabilities reduce over time, but as of March 31, 2012, were approximately $16.1 million, of which our pro rata share is $5.0 million.

Certain affiliates of our joint venture partner have agreed to provide a standard nonrecourse carve-out guaranty for “bad boy” type acts and a completion guaranty to the lenders for the Ames loan, for which Morgans Group has agreed to indemnify the joint venture partner and its affiliates up to its pro rata ownership share of such entities’ guaranty obligations, provided that each party is fully responsible for any losses incurred as a result of its respective gross negligence or willful misconduct.

Based on current economic conditions and the upcoming mortgage debt maturity, the joint venture concluded that the hotel was impaired in September 2011, and recorded a $49.9 million impairment charge. We wrote down our investment in Ames to zero and recorded our share of the impairment charge through equity in loss of unconsolidated joint ventures.

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

Subsequent to the initial fundings of $5.0 million, the lender and Cape Advisors Inc. made cash and other contributions to the joint venture, and we agreed to provide up to $3.2 million of additional funds to be treated as a loan with priority over the equity, to complete the project. Prior to opening the hotel, we contributed the full amount of this $3.2 million priority loan.

As a result of the decline in general market conditions and real estate values since the inception of the joint venture, and the need for additional funding to complete the hotel, in June 2010, we wrote down our investment in Mondrian SoHo to zero. All of our subsequent fundings in 2010 and 2011, totaling $5.5 million, which were in addition to the initial funding and additional $3.2 million priority loan, discussed above, were treated as loans and have been impaired. Additionally, as a result of cash shortfalls at Mondrian SoHo, we have funded an additional $0.9 million in 2012, discussed below. As of March 31, 2012, our investment balance in Mondrian SoHo is zero.

On July 31, 2010, the loan was amended to, among other things, provide for extensions of the maturity date of the mortgage loan secured by the hotel to November 2011 with extension options through 2015, subject to certain conditions including a minimum debt service coverage test calculated, as defined, based on ratios of net operating income to debt service of 1:1 or greater.

The hotel achieved the required 1:1 coverage ratio in September 2011 and the debt was extended until November 2012. The joint venture has additional extension options available in 2012 subject to similar conditions including a minimum debt service coverage test calculated, as defined, based on ratios of net operating income to debt service for the twelve months ended September 30, 2012 of 1.1:1.0 or greater. The joint venture does not believe it will achieve this debt service coverage test and the joint venture may not be able to refinance the outstanding debt upon maturity. Additionally, there may be cash shortfalls from the operations of the hotel from time to time and there may not be enough operating cash flow to cover debt service payments in all months going forward, which could require additional contributions by the joint venture partners. In 2012, through March 31st, we have funded approximately $0.9 million in cash shortfalls at Mondrian SoHo, which have been treated in part as additional capital contributions and in part as loans from our management company subsidiary. The joint venture is discussing various options with the lenders, although there can be no assurance the joint venture will be able to extend the maturity date of the debt on a timely basis or at all. We do not intend to commit significant additional monies toward the repayment of the loan or the funding of operating deficits.

Certain affiliates of our joint venture partner have agreed to provide a standard nonrecourse carve-out guaranty for “bad boy” type acts and a completion guaranty to the lenders for the Mondrian SoHo loan, for which Morgans Group has agreed to indemnify the joint venture partner and its affiliates up to 20% of such entities’ guaranty obligations, provided that each party is fully responsible for any losses incurred as a result of its respective gross negligence or willful misconduct.

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

In late 2011, the Mondrian SoHo joint venture was determined to be a variable interest entity as a result of the possible upcoming debt maturity and recent cash shortfalls, and because its equity was considered insufficient to permit the entity to finance its own activities. However, we determined that we are not its primary beneficiary and, therefore, consolidation of this joint venture is not required. We continue to account for our investment in Mondrian SoHo using the equity method of accounting.

Mondrian SoHo opened in February 2011, and we are operating the hotel under a 10-year management contract with two 10-year extension options.

Shore Club. As of March 31, 2012, we owned approximately 7% of the joint venture that owns Shore Club. On September 15, 2009, the joint venture received a notice of default on behalf of the special servicer for the lender on the joint venture’s mortgage loan for failure to make its September monthly payment and for failure to maintain its debt service coverage ratio, as required by the loan documents. On October 7, 2009, the joint venture received a second letter on behalf of the special servicer for the lender accelerating the payment of all outstanding principal, accrued interest, and all other amounts due on the mortgage loan. The lender also demanded that the joint venture transfer all rents and revenues directly to the lender to satisfy the joint venture’s debt. In March 2010, the lender for the Shore Club mortgage initiated foreclosure proceedings against the property in U.S. federal district court. In October 2010, the federal court dismissed the case for lack of jurisdiction. In November 2010, the lender initiated foreclosure proceedings in state court and a trial date has been set for June 2012. We continue to operate the hotel pursuant to the management agreement during these proceedings. However, there can be no assurances we will continue to operate the hotel once foreclosure proceedings are complete.

Mondrian Istanbul. In December 2011, we announced a new hotel management agreement for an approximately 128 room Mondrian-branded hotel to be located in the Old City area of Istanbul, Turkey. Upon completion and opening of the hotel, we will operate the hotel pursuant to a 20-year management agreement, with a 10-year extension option. The hotel is scheduled to open in 2014. As of March 31, 2012, we have contributed a total of $10.4 million in the form of equity and key money and have a 20% ownership interest in the venture owning the hotel.

Food and Beverage Venture at Mondrian South Beach. On June 20, 2011, we completed the CGM Transaction, pursuant to which we acquired from affiliates of CGM the 50% interests CGM owned in our food and beverage joint ventures for approximately $20.0 million.

Our ownership interest in the food and beverage venture at Mondrian South Beach is less than 100%, and was reevaluated in accordance with ASC 810-10. We concluded that this venture did not meet the requirements of a variable interest entity and accordingly, this investment in the joint venture is accounted for using the equity method, as we do not believe we exercise control over significant asset decisions such as buying, selling or financing.

At March 31, 2012, our investment in this food and beverage venture was $1.3 million. Our equity in loss of was $0.1 million for the three months ended March 31, 2012.

Other Development Stage Hotels. In August 2011, we entered into a hotel management and residential licensing agreement for a 310 room Mondrian-branded hotel, to be the lifestyle hotel destination in the 1,000 acre destination resort metropolis, Baha Mar Resort, in Nassau, The Bahamas. The hotel is scheduled to open in late 2014. We are required to fund an aggregate of approximately $10 million of key money just prior to and at opening of the hotel. We have a $10.0 million standby letter of credit outstanding on the Delano Credit Facility for up to 48 months to cover this obligation.

Additionally, we have committed to contribute approximately £9 million, or approximately $15 million, in key money toward the development of Mondrian London, which amount will come due prior to the hotel opening which is expected to be in late 2013 when the development is completed.

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

We evaluate our estimates on an ongoing basis. We base our estimates on historical experience, information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. No material changes to our critical accounting policies have occurred since December 31, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Some of our outstanding debt has a variable interest rate. As described in “Management’s Discussion and Analysis of Financial Results of Operations — Derivative Financial Instruments” above, we use derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of March 31, 2012, our total outstanding consolidated debt, including capital lease obligations, was approximately $448.4 million, of which approximately $120.0 million, or 26.8%, was variable rate debt. At March 31, 2012, the one month LIBOR rate was 0.24%.

As of March 31, 2012, the $120.0 million of variable rate debt consisted of our outstanding balance of $115.0 million on the Hudson 2011 Mortgage Loan and our $5.0 million of borrowings outstanding under our Delano Credit Facility. In connection with the Hudson 2011 Mortgage Loan, an interest rate cap for 3.0% in the amount of approximately $135.0 million, the full amount available under the mortgage after certain hurdles are met, as discussed above in “— Debt,” was entered into in August 2011, and was outstanding as of March 31, 2012. This interest rate cap matures in August 2013. The outstanding borrowings of $5.0 million on our Delano Credit Facility as of March 31, 2012 are not subject to an interest rate hedge. If interest rates on this $120.0 million variable rate debt increase by 1.0%, or 100 basis points, the increase in interest expense would reduce future pre-tax earnings and cash flows by approximately $1.2 million annually. The maximum annual amount the interest expense would increase on the $115.0 million of variable rate debt outstanding as of March 31, 2012 under the Hudson 2011 Mortgage Loan is $2.3 million due to our interest rate cap agreement, which would reduce future pre-tax earnings and cash flows by the same amount annually. If interest rates on this $120.0 million variable rate decrease by 1.0%, the decrease in interest expense would increase pre-tax earnings and cash flow by approximately $1.2 million annually.

As of March 31, 2012, our fixed rate debt, excluding our Hudson capital lease obligation, of $322.3 million consisted of the trust notes underlying our trust preferred securities, the Convertible Notes, the Clift lease, and the TLG Promissory Notes. The fair value of some of these debts is greater than the book value. As such, if interest rates increase by 1.0%, or approximately 100 basis points, the fair value of our fixed rate debt at March 31, 2012, would decrease by approximately $28.1 million. If market rates of interest decrease by 1.0%, or 100 basis points, the fair value of our fixed rate debt at March 31, 2012 would increase by $33.6 million.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and the chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are involved in various lawsuits and administrative actions in the normal course of business. In management’s opinion, disposition of these lawsuits is not expected to have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISLOSURE.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The exhibits listed in the accompanying Exhibit Index are filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORGANS HOTEL GROUP CO.

/s/ MICHAEL J. GROSS
Michael J. Gross
Chief Executive Officer

/s/ RICHARD SZYMANSKI
Richard Szymanski
Chief Financial Officer and Secretary

May 10, 2012

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated May 11, 2006, by and among Morgans Hotel Group Co., MHG HR Acquisition Corp., Hard Rock Hotel, Inc. and Peter Morton (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 17, 2006)

2.2	First Amendment to Agreement and Plan of Merger, dated as of January 31, 2007, by and between Morgans Hotel Group Co., MHG HR Acquisition Corp., Hard Rock Hotel, Inc., (solely with respect to Section 1.6 and Section 1.8 thereof) 510 Development Corporation and (solely with respect to Section 1.7 thereof) Peter A. Morton (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 6, 2007)

3.1	Amended and Restated Certificate of Incorporation of Morgans Hotel Group Co.(incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on February 6, 2006)

3.2	Amended and Restated By-laws of Morgans Hotel Group Co. (incorporated by reference to Exhibit 3.2 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on February 6, 2006)

3.3	Certificate of Designations for Series A Preferred Securities (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

4.1	Specimen Certificate of Common Stock of Morgans Hotel Group Co. (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on January 17, 2006)

4.2	Junior Subordinated Indenture, dated as of August 4, 2006, between Morgans Hotel Group Co., Morgans Group LLC and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 11, 2006)

4.3	Supplemental Indenture, dated as of November 2, 2009, by and among Morgans Group LLC, the Company and The Bank of New York Mellon Trust Company, National Association (as successor to JPMorgan Chase Bank, National Association), as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 4, 2009)

4.4	Amended and Restated Trust Agreement of MHG Capital Trust I, dated as of August 4, 2006, among Morgans Group LLC, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, and the Administrative Trustees Named Therein (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 11, 2006)

4.5	Amended and Restated Stockholder Protection Rights Agreement, dated as of October 1, 2009, between Morgans Hotel Group Co. and Mellon Investor Services LLC, as Rights Agent (including Forms of Rights Certificate and Assignment and of Election to Exercise as Exhibit A thereto and Form of Certificate of Designation and Terms of Participating Preferred Stock as Exhibit B thereto) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on October 2, 2009)

4.6	Amendment No. 1, dated as of October 15, 2009, to Amended and Restated Stockholder Protection Rights Agreement, dated as of October 1, 2009, between the Registrant and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

4.7	Amendment No. 2, dated as of April 21, 2010, to Amended and Restated Stockholder Protection Rights Agreement, dated as of October 1, 2009, between Morgans Hotel Group Co. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 22, 2010)

4.8	Indenture related to the Senior Subordinated Convertible Notes due 2014, dated as of October 17, 2007, by and among Morgans Hotel Group Co., Morgans Group LLC and The Bank of New York, as trustee (including form of 2.375% Senior Subordinated Convertible Note due 2014) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on October 17, 2007)

4.9	Registration Rights Agreement, dated as of October 17, 2007, between Morgans Hotel Group Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on October 17, 2007)

Exhibit Number	Description

4.10	Form of Warrant for Warrants issued under Securities Purchase Agreement to Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

4.11	Warrant, dated October 15, 2009, issued to Yucaipa American Alliance Fund II, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

4.12	Warrant, dated October 15, 2009, issued to Yucaipa American Alliance Fund II, LLC (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

4.13	Form of Amended Common Stock Purchase Warrants issued under Securities Purchase Agreement to Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 14, 2009)

4.14	Amendment No. 1 to Common Stock Purchase Warrant issued under the Real Estate Fund Formation Agreement to Yucaipa American Alliance Fund II, LLC, dated as of December 11, 2009 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 14, 2009)

4.15	Amendment No. 1 to Common Stock Purchase Warrant issued under the Real Estate Fund Formation Agreement to Yucaipa American Alliance Fund II, LLC, dated as of December 11, 2009 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 14, 2009)

10.1*†	Amendment No. 1 Employment Agreement, effective as of February 26, 2012, between Morgans Hotel Group Co. and David Hamamoto

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
†	Denotes a management contract or compensatory plan, contract or arrangement.