Form 10-Q
period 2012-06-30
Morgans Hotel Group Co.
filed 2012-08-03
CIK 1342126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of August 3, 2012 was 31,152,510.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Morgans Hotel Group Co.

Consolidated Balance Sheets

(in thousands, except per share data)

	June 30, 2012	December 31, 2011
	(unaudited)	(revised)
ASSETS
Property and equipment, net	$301,399	$289,169
Goodwill	66,572	66,572
Investments in and advances to unconsolidated joint ventures	13,009	10,201
Cash and cash equivalents	8,248	28,855
Restricted cash	6,149	9,938
Accounts receivable, net	12,319	10,827
Related party receivables	5,946	4,142
Prepaid expenses and other assets	6,876	5,293
Deferred tax asset, net	78,779	78,778
Other assets, net	46,567	51,669

Total assets	$545,864	$555,444

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Debt and capital lease obligations	$463,385	$439,905
Accounts payable and accrued liabilities	33,750	36,576
Deferred gain on asset sales	144,644	148,760
Other liabilities	14,153	14,394

Total liabilities	655,932	639,635
Redeemable noncontrolling interest	6,123	5,448
Commitments and contingencies
Preferred stock, $.01 par value; liquidation preference $1,000 per share, 75,000 shares authorized and issued at June 30, 2012 and December 31, 2011, respectively	55,851	54,143
Common stock, $.01 par value; 200,000,000 shares authorized; 36,277,495 shares issued at June 30, 2012 and December 31, 2011, respectively	363	363
Additional paid-in capital	282,696	286,914
Treasury stock, at cost, 5,124,985 and 5,487,289 shares of common stock at June 30, 2012 and December 31, 2011, respectively	(78,319)	(84,543)
Accumulated comprehensive loss	(44)	(38)
Accumulated deficit	(383,683)	(354,302)

Total Morgans Hotel Group Co. stockholders’ deficit	(123,136)	(97,463)
Noncontrolling interest	6,945	7,824

Total deficit	(116,191)	(89,639)

Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$545,864	$555,444

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.

Consolidated Statements of Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Revenues:
Rooms	$25,743	$33,485	$46,619	$64,519
Food and beverage	14,277	15,611	29,376	33,641
Other hotel	1,198	1,733	2,459	3,749

Total hotel revenues	41,218	50,829	78,454	101,909
Management fee-related parties and other income	6,573	3,380	12,632	6,704

Total revenues	47,791	54,209	91,086	108,613
Operating Costs and Expenses:
Rooms	7,772	9,685	15,438	20,859
Food and beverage	11,865	13,135	24,595	28,237
Other departmental	919	1,036	1,826	2,247
Hotel selling, general and administrative	9,300	10,792	18,786	23,350
Property taxes, insurance and other	3,613	3,704	7,566	7,889

Total hotel operating expenses	33,469	38,352	68,211	82,582
Corporate expenses, including stock compensation of $1.6 million, $2.0 million, $2.6 million, and $6.0 million, respectively	8,951	8,049	16,627	18,883
Depreciation and amortization	5,897	4,199	11,610	12,572
Restructuring, development and disposal costs	2,037	3,800	4,244	8,393

Total operating costs and expenses	50,354	54,400	100,692	122,430
Operating loss	(2,563)	(191)	(9,606)	(13,817)
Interest expense, net	8,203	10,014	16,004	19,008
Equity in loss of unconsolidated joint ventures	2,706	910	3,616	10,393
Gain on asset sales	(1,995)	(620)	(3,991)	(620)
Other non-operating expenses	1,919	879	2,462	2,269

Loss before income tax expense	(13,396)	(11,374)	(27,697)	(44,867)
Income tax expense	121	428	314	293

Net loss from continuing operations	(13,517)	(11,802)	(28,011)	(45,160)

(Loss) income from discontinued operations, net of taxes	—	(5)	—	485

Net loss	(13,517)	(11,807)	(28,011)	(44,675)

Net loss attributable to noncontrolling interest	124	383	337	1,208

Net loss attributable to Morgans Hotel Group	(13,393)	(11,424)	(27,674)	(43,467)

Preferred stock dividends and accretion	2,718	2,229	5,368	4,416

Net loss attributable to common stockholders	(16,111)	(13,653)	(33,042)	(47,883)

Other comprehensive loss: Unrealized (loss) gain on valuation of swap/cap agreements, net of tax	(1)	5	(5)	5
Share of unrealized (loss) gain on valuation of swap agreements from unconsolidated joint venture, net of tax	—	(845)	—	1,021
Foreign currency translation loss, net of tax	—	(3)	—	(109)

Comprehensive loss	$(16,112)	$(14,496)	$(33,047)	$(46,966)

(Loss) income per share:
Basic and diluted continuing operations	$(0.52)	$(0.45)	$(1.06)	$(1.55)
Basic and diluted discontinued operations	$0.00	$0.00	$0.00	$0.02
Basic and diluted attributable to common stockholders	$(0.52)	$(0.45)	$(1.06)	$(1.53)
Weighted average number of common shares outstanding:
Basic and diluted	31,261	30,498	31,185	31,255

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(28,011)	$(44,675)
Adjustments to reconcile net loss to net cash used in operating activities (including discontinued operations):
Depreciation	8,438	11,198
Amortization of other costs	3,172	1,374
Amortization of deferred financing costs	1,936	5.974
Amortization of discount on convertible notes	1,138	1,138
Amortization of deferred gain on asset sales	(3,991)	(620)
Stock-based compensation	2,627	6,018
Accretion of interest on capital lease obligation	1,049	956
Equity in losses from unconsolidated joint ventures	3,616	10,393
Impairment loss and loss on disposal of assets	102	1,040
Change in fair value of TLG promissory notes	1,310	—
Change in value of interest rate caps and swaps, net	—	10
Changes in assets and liabilities:
Accounts receivable, net	(1,492)	1,507
Related party receivables	(1,804)	(1,555)
Restricted cash	2,211	5,637
Prepaid expenses and other assets	(1,583)	637
Accounts payable and accrued liabilities	(2,945)	(3,267)
Discontinued operations	—	(843)

Net cash used in operating activities	(14,228)	(5,078)

Cash flows from investing activities:
Additions to property and equipment	(20,774)	(2,891)
Withdrawals (deposits) to capital improvement escrows, net	1,578	556
Distributions from unconsolidated joint ventures	4	1,619
Proceeds from asset sales, net	0	268,147
Purchase of interest in food and beverage joint ventures, net of cash	0	(19,294)
Investments in and settlement related to unconsolidated joint ventures	(6,428)	(7,559)

Net cash used in investing activities	(25,620)	240,578

Cash flows from financing activities:
Proceeds from debt	20,000	63,992
Payments on debt and capital lease obligations	(17)	(193,496)
Debt issuance costs	(16)	(428)
Cash paid in connection with vesting of stock based awards	(236)	(398)
Distributions to holders of noncontrolling interests in consolidated subsidiaries	(490)	(827)

Net cash provided by (used in) financing activities	19,241	(131,157)

Net (decrease) increase in cash and cash equivalents	(20,607)	104,343
Cash and cash equivalents, beginning of period	28,855	5,250

Cash and cash equivalents, end of period	$8,248	$109,593

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,649	$12,275

	Six Months Ended June 30,
	2012	2011
Cash paid for taxes	$643	$149
Acquisition of interest in unconsolidated joint ventures:
Furniture, fixture and equipment	$—	$(706)
Other assets and liabilities, net	—	2,999
Distributions and losses in excess of investment in unconsolidated joint ventures	—	(1,587)

Cash included in purchase of interest in food and beverage joint ventures	$—	$706

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

In connection with the Company’s initial public offering, the Former Parent contributed the subsidiaries and ownership interests in nine operating hotels in the United States and the United Kingdom to Morgans Group in exchange for membership units. Simultaneously, Morgans Group issued additional membership units to the Morgans Hotel Group Co. predecessor in exchange for cash raised by the Company from the initial public offering. The Former Parent also contributed all the membership interests in its hotel management business to Morgans Group in return for 1,000,000 membership units in Morgans Group exchangeable for shares of the Company’s common stock. The Company is the managing member of Morgans Group and has full management control. On April 24, 2008, 45,935 outstanding membership units in Morgans Group were exchanged for 45,935 shares of the Company’s common stock. As of June 30, 2012, 954,065 membership units in Morgans Group remain outstanding.

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

Operating Hotels

The Company’s operating hotels as of June 30, 2012 are as follows:

Hotel Name	Location	Number of Rooms	Ownership
Hudson	New York, NY	834	(1)
Morgans	New York, NY	114	(2)
Royalton	New York, NY	168	(2)
Mondrian SoHo	New York, NY	263	(3)
Delano South Beach	Miami Beach, FL	194	(4)
Mondrian South Beach	Miami Beach, FL	328	(5)
Shore Club	Miami Beach, FL	309	(6)
Mondrian Los Angeles	Los Angeles, CA	237	(7)
Clift	San Francisco, CA	372	(8)
Ames	Boston, MA	114	(9)
Sanderson	London, England	150	(10)
St Martins Lane	London, England	204	(10)
Hotel Las Palapas	Playa del Carmen, Mexico	75	(11)

(1)	The Company owns 100% of Hudson, which is part of a property that is structured as a condominium, in which Hudson constitutes 96% of the square footage of the entire building.
(2)	Operated under a management contract; wholly-owned until May 23, 2011, when the hotel was sold to a third-party.
(3)	Operated under a management contract and owned through an unconsolidated joint venture in which the Company held a minority ownership interest of approximately 20% at June 30, 2012 based on cash contributions. See note 4.
(4)	Wholly-owned hotel.
(5)	Operated as a condominium hotel under a management contract and owned through a 50/50 unconsolidated joint venture. As of June 30, 2012, 196 hotel residences have been sold, of which 89 are in the hotel rental pool. See note 4.
(6)	Operated under a management contract and owned through an unconsolidated joint venture in which the Company held a minority ownership interest of approximately 7% as of June 30, 2012. See note 4.
(7)	Operated under a management contract; wholly-owned until May 3, 2011, when the hotel was sold to a third-party.
(8)	The hotel is operated under a long-term lease which is accounted for as a financing. See note 6.
(9)	Operated under a management contract and owned through an unconsolidated joint venture in which the Company held a minority interest ownership of approximately 31% at June 30, 2012 based on cash contributions. See note 4.
(10)	Operated under a management contract; owned through a 50/50 unconsolidated joint venture until November 2011, when the Company sold its equity interests in the joint venture to a third-party. See note 4.
(11)	Operated under a management contract.

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

The Light Group Acquisition

On November 30, 2011 pursuant to purchase agreements entered into on November 17, 2011, certain of the Company’s subsidiaries completed the acquisition of 90% of the equity interests in a group of companies known as The Light Group (“TLG”), which develops, redevelops and operates nightclubs, restaurants, bars and other food and beverage venues, for a purchase price of $28.5 million in cash and up to $18.0 million in notes (the “TLG Promissory Notes”) convertible into shares of the Company’s common stock at $9.50 per share subject to the achievement of certain EBITDA (earnings before interest, tax, depreciation and amortization) targets for the acquired business (“The Light Group Transaction”), as discussed in note 6.

During the quarter ended June 30, 2012, the Company finalized the valuation study performed for the acquisition of TLG. As of December 31, 2011, and for the three months ended March 31, 2012, the Company incorporated preliminary allocations into its financial statements, which have been revised as a result of the valuation study.

The following table summarizes the estimated fair value of consideration paid for TLG and the allocation of purchase price to the fair value of the assets acquired and liabilities assumed, based on the results of the valuation study, at the date of acquisition (in thousands):

Purchase price consideration
Cash	$28,500
Liabilities incurred
$18.0 million promissory notes, at face value	18,000

Total consideration	$46,500

Purchase price allocation
Current assets	$3,739
Management contracts	35,740
Goodwill	12,515
Other intangible assets	520

Total assets acquired	$52,514

Current liabilities	(3,059)
Liability arising from contingent consideration (promissory notes)	(15,510)
Redeemable noncontrolling interest liability (discussed below)	(5,448)

Total liabilities assumed	$(24,017)

Net assets acquired, at fair value	$28,497

The valuation study concluded that the fair value of the up to $18.0 million TLG Promissory Notes, which are considered contingent consideration and convertible into shares of the Company’s common stock at $9.50 per share subject to certain EBITDA hurdles and discussed in note 6, on the date of issuance was estimated at approximately $15.5 million.

Adjustments to the initial allocation of purchase price during the measurement period requires the revision of comparative prior period financial information when reissued in subsequent financial statements. The effect of measurement period adjustments to the allocation of purchase price would be as if the adjustments had been taken into account on the date of acquisition. The impact of the final purchase price allocation on the Company’s previously filed consolidated statement of comprehensive loss was immaterial. The impact of the final purchase price allocation on the Company’s previously filed consolidated balance sheet is as follows (in thousands):

	December 31, 2011
Consolidated Balance Sheet	As Originally Reported	As Adjusted	Effect of Change
Goodwill	$69,105	$66,572	$(2,533)
Other assets, net	51,348	51,669	321
Debt and capital lease obligations	442,395	439,905	(2,490)
Redeemable noncontrolling interest liability	5,170	5,448	278

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

Each of Messrs. Sasson and Masi received the right to require Morgans Group to purchase his equity interest in TLG at any time after the third anniversary of the closing date at a purchase price equal to his percentage equity ownership interest multiplied by the product of seven times the Non-Morgans EBITDA for the preceding 12 months, subject to certain adjustments (the “Sasson-Masi Put Options”). In addition, Morgans Group will have the right to require each of Messrs. Sasson and Masi to sell his 5% equity interest in TLG at any time after the sixth anniversary of the closing date at a purchase price equal to his percentage equity ownership interest multiplied by the product of seven times the Non-Morgans EBITDA for the preceding 12 months, subject to certain adjustments. The Company initially accounted for the redeemable noncontrolling interest at fair value in accordance with ASC 805, Business Combinations. Due to the redemption feature associated with the Sasson-Masi Put Options, the Company classified the noncontrolling interest in temporary equity in accordance with the Securities and Exchange Commission’s guidance as codified in ASC 480-10, Distinguishing Liabilities from Equity. Subsequently, the Company will accrete the redeemable noncontrolling interest to its current redemption value, which approximates fair value, each period. The change in the redemption value does not impact the Company’s earnings or earnings per share. The Company recorded an obligation of $6.1 million related to the Sasson-Masi Put Options, which is recorded as redeemable noncontrolling interest on the June 30, 2012 consolidated balance sheet.

Supplemental Information for TLG Acquisition. The operating results of TLG have been included in the Company’s consolidated financial statements as of the date of acquisition. The following table presents the results of TLG on a stand-alone basis (in thousands):

	TLG Operating Results Included in the Company’s Results for the Three Months Ended June 30, 2012	TLG Operating Results Included in the Company’s Results for the Six Months Ended June 30, 2012
Revenues	$3,250	$6,017
Income from continuing operations	$3,003	$5,457

The following table presents the Company’s unaudited revenues and loss from continuing operations on a pro forma basis (in thousands) as if it had completed the TLG Acquisition as of January 1, 2011:

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Total revenues, as reported by the Company	$54,209	$108,613
Plus: TLG total revenues	2,464	4,379

Pro forma total revenues	$56,673	$112,992

Total loss from continuing operations, as reported by the Company	$(11,802)	$(45,160)
Plus: TLG income from continuing operations	2,171	3,965

Pro forma loss from continuing operations	$(9,631)	$(41,195)

The above unaudited pro forma income (loss) from continuing operations for the three and six months ended June 30, 2011 excludes $1.2 million of transaction costs to acquire TLG as well as the noncontrolling interest adjustment, which would be presented on the Company’s financial statements, for the 10% ownership interest in TLG that the Company did not acquire.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Deferred financing costs included in other assets are being amortized, using the straight line method, which approximates the effective interest rate method, over the terms of the related debt agreements.

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

Income taxes for the three and six months ended June 30, 2012 and 2011 were computed using the Company’s effective tax rate.

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

Although the Company has determined that the majority of the inputs used to value its current outstanding derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2012, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and determined that the credit valuation adjustments are not significant to the overall valuation of its derivative. Accordingly, the derivative has been classified as Level 2 fair value measurements.

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

In connection with the Light Group Transaction, the Company issued the TLG Promissory Notes, which are convertible into shares of the Company’s common stock at $9.50 per share and are subject to the achievement of certain EBITDA targets for the acquired business, discussed in note 6. The TLG Promissory Notes were initially fair valued on the date of acquisition, and will be fair valued at each reporting period, utilizing a Monte Carlo simulation to estimate the probability of the achievement of certain EBITDA targets being satisfied. The Monte Carlo simulation used a statistical formula underlying the Black-Scholes and binomial formulas and such simulation was run approximately 100,000 times.

Although the Company has determined that the majority of the inputs used to value the TLG Promissory Notes fall within Level 1 of the fair value hierarchy, the Monte Carlo simulation model utilizes Level 3 inputs, such as estimates of the Company’s volatility. Accordingly, the TLG Promissory Notes liability was classified as a Level 3 fair value measure.

Also in connection with The Light Group Transaction, the Company provided Messrs. Sasson and Masi with the Sasson-Masi Put Options. Due to the redemption feature associated with the Sasson-Masi Put Options, the Company classified the noncontrolling interest in temporary equity in accordance with the Securities and Exchange Commission’s guidance as codified in ASC 480-10, Distinguishing Liabilities from Equity. Subsequently, the Company will accrete the redeemable noncontrolling interest to its current redemption value, which approximates fair value, each period. The Company has determined that the majority of the inputs used to value the Sasson-Masi Put Options fall within Level 2 of the fair value hierarchy. Accordingly, the derivative has been classified as Level 2 fair value measurements.

During the three months ended June 30, 2012 and June 30, 2011, the Company recognized non-cash impairment charges of $0.1 million and $0.5 million, respectively, related to the Company’s investment in Mondrian SoHo, through equity in loss of unconsolidated joint ventures. During the six months ended June 30, 2012 and June 30, 2011, the Company recognized non-cash impairment charges of $0.6 million and $2.5 million, respectively, related to the Company’s investment in Mondrian SoHo, through equity in loss of unconsolidated joint ventures. The Company’s estimated fair value relating to this impairment assessment was based primarily upon Level 3 measurements.

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, and fixed and variable rate debt. Management believes the carrying amount of the aforementioned financial instruments, excluding fixed-rate debt, is a reasonable estimate of fair value as of June 30, 2012 and December 31, 2011 due to the short-term maturity of these items or variable market interest rates.

The fair market value of the Company’s $239.4 million of fixed rate debt, which includes the Company’s trust preferred securities, TLG Promissory Notes at fair value, and Convertible Notes at face value, as discussed in note 6, as of June 30, 2012 was approximately $230.8 million, using market rates. The fair market value of the Company’s $238.1 million of fixed rate debt, which includes the Company’s trust preferred securities, TLG Promissory Notes at fair value, and Convertible Notes at face value, as discussed in note 6, as of December 30, 2011 was $229.8 million, using market interest rates.

Stock-based Compensation

The Company accounts for stock based employee compensation using the fair value method of accounting described in ASC 718-10. For share grants, total compensation expense is based on the price of the Company’s stock at the grant date. For option grants, the total compensation expense is based on the estimated fair value using the Black-Scholes option-pricing model. For awards under the Company’s Outperformance Award Program, discussed in note 7, long-term incentive awards, the total compensation expense is based on the estimated fair value using the Monte Carlo pricing model. Compensation expense is recorded ratably over the vesting period. Stock compensation expense recognized for the three months ended June 30, 2012 and 2011 was $1.6 million and $2.0 million, respectively. Stock compensation expense recognized for the six months ended June 30, 2012 and 2011 was $2.6 million and $6.0 million, respectively.

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

The membership units in Morgans Group, the Company’s operating company, owned by the Former Parent are presented as noncontrolling interest in Morgans Group in the consolidated balance sheets and were approximately $6.9 million and $7.8 million as of June 30, 2012 and December 31, 2011, respectively. The noncontrolling interest in Morgans Group is: (i) increased or decreased by the limited members’ pro rata share of Morgans Group’s net income or net loss, respectively; (ii) decreased by distributions; (iii) decreased by exchanges of membership units for the Company’s common stock; and (iv) adjusted to equal the net equity of Morgans Group multiplied by the limited members’ ownership percentage immediately after each issuance of units of Morgans Group and/or shares of the Company’s common stock and after each purchase of treasury stock through an adjustment to additional paid-in capital. Net income or net loss allocated to the noncontrolling interest in Morgans Group is based on the weighted-average percentage ownership throughout the period.

Recent Accounting Pronouncements

Accounting Standards Update No. 2011-04—“Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”) generally provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will be effective for interim and annual periods beginning on or after December 15, 2011. The Company adopted ASU 2011-04, which did not have a material impact on its financial statements.

Accounting Standards Update No. 2011-05—“Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”) amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. ASU 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company adopted ASU 2011-05 for the year ended December 31, 2011, and as such, its financial statements provide the appropriate disclosure.

Accounting Standards Update No. 2011-10—Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate—a Scope Clarification (a consensus of the FASB Emerging Issues Task Force) (“ASU 2011-10”) clarifies when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance for Real Estate Sale (Subtopic 360-20). The provisions of ASU 2011-10 are effective for public companies for fiscal years and interim periods within those years, beginning on or after June 15, 2012. When adopted, ASU 2011-10 is not expected to have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update No. 2011-12—Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05 (“ASU No. 2011-12”) defers, until further notice, ASU 2011-05’s requirement that items that are reclassified from other comprehensive income to net income be presented on the face of the financial statements. The Company has adopted ASU 2011-12 and adoption of this update did not have a material impact on its financial statements.

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

Basic earnings (loss) per share is calculated based on the weighted average number of common stock outstanding during the period. Diluted earnings (loss) per share include the effect of potential shares outstanding, including dilutive securities. Potential dilutive securities may include shares and options granted under the Company’s stock incentive plan and membership units in Morgans Group, which may be exchanged for shares of the Company’s common stock under certain circumstances. The 954,065 Morgans Group membership units (which may be converted to cash, or at the Company’s option, common stock) held by third parties at June 30, 2012, the Yucaipa Warrants issued to the Investors, unvested restricted stock units, LTIP Units, stock options, OPP LTIP Units and shares issuable upon conversion of outstanding Convertible Notes have been excluded from the diluted net income (loss) per common share calculation, as there would be no effect on reported diluted net income (loss) per common share.

The table below details the components of the basic and diluted loss per share calculations (in thousands, except for per share data):

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
Numerator:
Net loss from continuing operations	$(13,517)	$(11,802)
Net loss from discontinued operations, net of tax	—	(5)

Net loss	(13,517)	(11,807)
Net loss attributable to noncontrolling interest	124	383

Net loss attributable to Morgans Hotel Group Co.	(13,393)	(11.424)
Less: preferred stock dividends and accretion	2,718	2,229

Net loss attributable to common stockholders	$(16,111)	$(13,653)

Denominator, continuing and discontinued operations:
Weighted average basic common shares outstanding	31,261	30,498
Effect of dilutive securities	—	—

Weighted average diluted common shares outstanding	31,261	30,498

Basic and diluted loss from continuing operations per share	$(0.52)	$(0.45)

Basic and diluted income from discontinued operations per share	$—	$0.00

Basic and diluted loss available to common stockholders per common share	$(0.52)	$(0.45)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Numerator:
Net loss from continuing operations	$(28,011)	$(45,160)
Net income from discontinued operations, net of tax	—	485

Net loss	(28,011)	(44,675)
Net loss attributable to noncontrolling interest	337	1,208

Net loss attributable to Morgans Hotel Group Co.	(27,674)	(43,467)
Less: preferred stock dividends and accretion	5,368	4,416

Net loss attributable to common stockholders	$(33,042)	$(47,883)

Denominator, continuing and discontinued operations:
Weighted average basic common shares outstanding	31,185	31,255
Effect of dilutive securities	—	—

Weighted average diluted common shares outstanding	31,185	31,255

Basic and diluted loss from continuing operations per share	$(1.06)	$(1.55)

Basic and diluted income from discontinued operations per share	$—	$0.02

Basic and diluted loss available to common stockholders per common share	$(1.06)	$(1.53)

4. Investments in and Advances to Unconsolidated Joint Ventures

The Company’s investments in and advances to unconsolidated joint ventures and its equity in earnings (losses) of unconsolidated joint ventures are summarized as follows (in thousands):

Investments

Entity	As of June 30, 2012	As of December 31, 2011
Mondrian South Beach	$1,350	$4,015
Mondrian Istanbul	10,392	4,564
Mondrian South Beach food and beverage—MC South Beach (1)	1,109	1,465
Other	158	157

Total investments in and advances to unconsolidated joint ventures	$13,009	$10,201

(1)	Following the CGM Transaction, the Company’s ownership interest in this food and beverage joint venture is less than 100%, and based on the Company’s evaluation, this venture does not meet the requirements of a variable interest entity. Accordingly, this joint venture is accounted for using the equity method as the Company does not maintain control over this entity.

Equity in income (loss) from unconsolidated joint ventures

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Morgans Hotel Group Europe Ltd.	$—	$885	$—	$892
Restaurant Venture — SC London (1)	—	(290)	—	(510)
Mondrian South Beach	(2,400)	(978)	(2,665)	(1,478)
Mondrian South Beach food and beverage—MC South Beach (2)	(208)	—	(356)	—
Mondrian SoHo	(100)	(529)	(597)	(2,461)
Hard Rock Hotel & Casino (3)	—	—	—	(6,376)
Ames	—	(1)	—	(465)
Other	2	3	2	5

Total	$(2,706)	$(910)	$(3,616)	$(10,393)

(1)	Until June 20, 2011, the Company had a 50% ownership interest in the SC London restaurant venture. As a result of the CGM Transaction, the Company now owns 100% of the SC London restaurant venture, which is consolidated into the Company’s financial statements effective June 20, 2011, the date the CGM Transaction closed.
(2)	Following the CGM Transaction, the Company’s ownership interest in this food and beverage joint venture is less than 100%, and based on the Company’s evaluation, this venture does not meet the requirements of a variable interest entity. Accordingly, this joint venture is accounted for using the equity method as the Company does not maintain control over this entity.
(3)	Until March 1, 2011, the Company had a partial ownership interest in the Hard Rock and managed the property pursuant to a management agreement that was terminated in connection with the Hard Rock settlement (discussed below). Operating results are for the period we operated Hard Rock in 2011.

Morgans Hotel Group Europe Limited

On November 23, 2011, the Company’s subsidiary, Royalton Europe Holdings LLC (“Royalton Europe”), and Walton MG London Hotels Investors V, L.L.C. (“Walton MG London”), each of which owned a 50% equity interest in Morgans Hotel Group Europe Limited (“Morgans Europe”), the joint venture that owned the 150 room Sanderson and 204 room St Martins Lane hotels, completed the sale of their respective equity interests in the joint venture for an aggregate of £192 million (or approximately $297 million) to Capital Hills Hotels Limited, a Middle Eastern investor with other global hotel holdings, pursuant to a purchase and sale agreement entered into on October 7, 2011. Also parties to the sale were Morgans Group LLC, as guarantor for Royalton Europe, and Walton Street Real Estate Fund V, L.P., as guarantor for Walton MG London. The Company received net proceeds of approximately $72.3 million, after applying a portion of the proceeds from the sale to retire the £99.5 million of outstanding mortgage debt secured by the hotels and payment of closing costs. The Company continues to operate the hotels under long-term management agreements that, including extension options, extend the term of the prior management agreements to 2041 from 2027.

Under a management agreement with Morgans Europe, prior to the sale, and with the new hotels’ owners, subsequent to the sale, the Company earns management fees and a reimbursement for allocable chain service and technical service expenses. The Company is also entitled to an incentive management fee and a capital incentive fee. The Company did not earn any incentive fees during the three and six months ended June 30, 2012 and 2011.

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

The Mondrian South Beach joint venture acquired the existing building and land for a gross purchase price of $110.0 million. An initial equity investment of $15.0 million from each of the 50/50 joint venture partners was funded at closing, and subsequently each member also contributed $8.0 million of additional equity. The Company and an affiliate of its joint venture partner provided additional mezzanine financing of approximately $22.5 million in total to the joint venture through a new 50/50 mezzanine financing joint venture to fund completion of the construction in 2008. Additionally, the Mondrian South Beach joint venture initially received nonrecourse mortgage loan financing of approximately $124.0 million at a rate of LIBOR plus 3.0%. A portion of this mortgage debt was paid down, prior to the amendments discussed below, with proceeds obtained from condominium sales. In April 2008, the Mondrian South Beach joint venture obtained a mezzanine loan from the mortgage lenders of $28.0 million bearing interest at LIBOR, based on the rate set date, plus 6.0%. The $28.0 million mezzanine loan provided by the lender and the $22.5 million mezzanine loan provided by the mezzanine financing joint venture were both amended when the loan matured in April 2010, as discussed below.

In April 2010, the Mondrian South Beach joint venture amended the nonrecourse financing secured by the property and extended the maturity date for up to seven years through extension options until April 2017, subject to certain conditions. Among other things, the amendment allowed the joint venture to accrue all interest through April 2012, allows the joint venture to accrue a portion of the interest thereafter and provides the joint venture the ability to provide seller financing to qualified condominium buyers with up to 80% of the condominium purchase price. The Company and an affiliate of its joint venture partner provided an additional $2.75 million to the joint venture through the mezzanine financing joint venture resulting in total mezzanine financing provided by the mezzanine financing joint venture of $28.0 million. The amendment also provides that this $28.0 million mezzanine financing invested in the property be elevated in the capital structure to become, in effect, on par with the lender’s mezzanine debt so that the mezzanine financing joint venture receives at least 50% of all returns in excess of the first mortgage.

The joint venture is in the process of selling units as condominiums, subject to market conditions, and unit buyers will have the opportunity to place their units into the hotel’s rental program. As of June 30, 2012, 196 hotel residences have been sold, of which 89 are in the hotel rental pool. In addition to hotel management fees, the Company could also realize fees from the sale of condominium units.

The Mondrian South Beach joint venture was determined to be a variable interest entity as during the process of refinancing the venture’s mortgage in April 2010, its equity investment at risk was considered insufficient to permit the entity to finance its own activities. Management determined that the Company is not the primary beneficiary of this variable interest entity as the Company does not have a controlling financial interest in the entity. For financial reporting purposes, the Company believes its maximum exposure to losses as a result of its involvement in the Mondrian South Beach variable interest entity is limited to its current investment, outstanding management fees receivable and advances in the form of mezzanine financing or otherwise, excluding guarantees and other contractual commitments. The Company is not committed to providing financial support to this variable interest entity, other than as contractually required, and all future funding is expected to be provided by the joint venture partners in accordance with their respective percentage interests in the form of capital contributions or loans, or by third parties.

Morgans Group and affiliates of its joint venture partner have provided certain guarantees and indemnifications to the Mondrian South Beach lenders. See note 12.

Mondrian SoHo

In June 2007, the Company entered into a joint venture with Cape Advisors Inc. to acquire and develop a Mondrian hotel in the SoHo neighborhood of New York City. The Company initially contributed $5.0 million for a 20% equity interest in the joint venture. The joint venture obtained a loan of $195.2 million to acquire and develop the hotel, which matured in June 2010.

On July 31, 2010, the mortgage loan secured by the hotel was amended, among other things, to provide for extensions of the maturity date to November 2011 with extension options through 2015, subject to certain conditions including a minimum debt service coverage test calculated, as set forth in the loan agreement, based on ratios of net operating income to debt service for the three months ended September 30, 2011 of 1:1 or greater.

Subsequent to the initial fundings, in 2008 and 2009, the lender and Cape Advisors Inc. made cash and other contributions to the joint venture, and the Company provided $3.2 million of additional funds which were treated as loans with priority over the equity, to complete the project. During 2010 and 2011, the Company subsequently funded an aggregate of $5.5 million, all of which were treated as loans. Additionally, as a result of cash shortfalls at Mondrian SoHo, the Company funded an additional $1.0 million in 2012, which has been treated in part as additional capital contributions and in part as loans from the management company subsidiary.

The Mondrian SoHo opened in February 2011 and has 263 guest rooms, a restaurant, bar and other facilities. The Company has a 10-year management contract with two 10-year extension options to operate the hotel.

Based on the decline in market conditions following the inception of the joint venture and, more recently, the need for additional funding to complete the hotel, the Company wrote down its investment in Mondrian SoHo to zero in June 2010 and recorded an impairment charge of $10.7 million through equity in loss of unconsolidated joint ventures for the year ended December 31, 2010. The Company has recorded all additional fundings as impairment charges through equity in loss of unconsolidated joint ventures during the periods the funds were contributed. As of June 30, 2012 the Company’s financial statements reflect no value for its investment in the Mondrian SoHo joint venture.

The hotel achieved the required 1:1 coverage ratio in September 2011 and the debt was extended until November 2012. The joint venture has additional extension options available in 2012 subject to similar conditions including a minimum debt service coverage test calculated, as set forth in the loan agreement, based on ratios of net operating income to debt service for the twelve months ended September 30, 2012 of 1.1:1.0 or greater. The joint venture may not be able to achieve this debt service coverage test or refinance the outstanding debt upon maturity.

Additionally, there may be cash shortfalls from the operations of the hotel from time to time and there may not be enough operating cash flow to cover debt service payments in all months going forward, which could require additional fundings by the Company and its joint venture partner. The joint venture is discussing various options with the lenders, although there can be no assurance the joint venture will be able to extend the maturity date of the debt or refinance it on a timely basis or at all. The Company does not intend to commit significant additional monies toward the repayment of the loan or the funding of operating deficits.

In December 2011, the Mondrian SoHo joint venture was determined to be a variable interest entity as a result of the upcoming debt maturity and recent cash shortfalls, and because its equity was considered insufficient to permit the entity to finance its own activities. However, the Company determined that it was not the primary beneficiary and, therefore, consolidation of this joint venture is not required. The Company continues to account for its investment in Mondrian SoHo using the equity method of accounting. Because the Company has written its investment value in the joint venture to zero, for financial reporting purposes, the Company believes its maximum exposure to losses as a result of its involvement in the Mondrian SoHo variable interest entity is limited to its outstanding management fees receivable and advances in the form of priority loans, excluding guarantees and other contractual commitments.

Certain affiliates of the Company’s joint venture partner have provided certain guarantees and indemnifications to the Mondrian SoHo lenders for which Morgans Group has agreed to indemnify the joint venture partner and its affiliates. See note 12.

Ames

On June 17, 2008, the Company, Normandy Real Estate Partners, and Ames Hotel Partners entered into a joint venture agreement as part of the development of the Ames hotel in Boston. Ames opened on November 19, 2009 and has 114 guest rooms, a restaurant, bar and other facilities. The Company manages Ames under a 15-year management contract.

The Company has contributed approximately $11.9 million in equity through June 30, 2012 for an approximately 31% interest in the joint venture. The joint venture obtained a loan for $46.5 million secured by the hotel, which was outstanding as of June 30, 2012. The project also qualified for federal and state historic rehabilitation tax credits which were sold for approximately $16.9 million.

In September 2011, the joint venture partners funded their pro rata shares of the debt service reserve account, of which the Company’s contribution was $0.3 million, and exercised the one remaining extension option available on the mortgage debt. As a result, the mortgage debt secured by Ames will mature on October 9, 2012. Unless the joint venture can refinance the debt or obtain an extension of the maturity date, the joint venture may not be able to repay the mortgage at maturity. The joint venture is discussing various options with the lenders, although there can be no assurance the joint venture will be able to extend the maturity date of the debt on a timely basis or at all. Additionally, there may be cash shortfalls from the operations of the hotel from time to time and there may not be enough operating cash flow to cover debt service payments in all months going forward, which could require additional fundings by the Company and its joint venture partner. The Company does not intend to commit significant monies toward the repayment of the joint venture loan or the funding of operating deficits.

Based on prevailing economic conditions and the upcoming mortgage debt maturity, the joint venture concluded that the hotel was impaired in September 2011. As a result, the Company wrote down its investment in Ames to zero and recorded its share of the impairment charge of $10.6 million through equity in loss of unconsolidated joint ventures for the year ended December 31, 2011. As of June 30, 2012, the Company’s financial statements reflect no value for its investment in the Ames joint venture.

In December 2011, the Ames joint venture was determined to be a variable interest entity as a result of the upcoming debt maturity, and because its equity was considered insufficient to permit the entity to finance its own activities. However, the Company determined that it was not the primary beneficiary and, therefore, consolidation of this joint venture is not required. Because the Company has written its investment value in the joint venture to zero, for financial reporting purposes, the Company believes its maximum exposure to losses as a result of its involvement in the Ames variable interest entity is limited to its outstanding management fees receivable, excluding guarantees and other contractual commitments.

Certain affiliates of the Company’s joint venture partner have provided certain guarantees and indemnifications to the Ames lenders for which Morgans Group has agreed to indemnify the joint venture partner and its affiliates. Additionally, the Company is jointly and severally liable for certain federal and state tax credit recapture liabilities. See note 12.

Shore Club

The Company operates Shore Club under a management contract and owned a minority ownership interest of approximately 7% at June 30, 2012. On September 15, 2009, the joint venture that owns Shore Club received a notice of default on behalf of the special servicer for the lender on the joint venture’s mortgage loan for failure to make its September monthly payment and for failure to maintain its debt service coverage ratio, as required by the loan documents. On October 7, 2009, the joint venture received a second letter on behalf of the special servicer for the lender accelerating the payment of all outstanding principal, accrued interest, and all other amounts due on the mortgage loan. The lender also demanded that the joint venture transfer all rents and revenues directly to the lender to satisfy the joint venture’s debt. In March 2010, the lender for the Shore Club mortgage initiated foreclosure proceedings against the property in U.S. federal district court. In October 2010, the federal court dismissed the case for lack of jurisdiction. In November 2010, the lender initiated foreclosure proceedings in state court and a bench trial took place in June 2012 during which the trial court granted a default ruling of foreclosure. Entry of a foreclosure judgment has been delayed pending, among other things, relinquishment of jurisdiction from the Florida appeals court to the trial court. The Company has operated and expects to continue to operate the hotel pursuant to the management agreement during the pendency of these proceedings, which may continue for some additional period of time in the event of post-judgment proceedings, which may include an appeal. However, there can be no assurances as to when a foreclosure sale may take place, or whether the Company will continue to operate the hotel once foreclosure proceedings are complete.

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

Mondrian Istanbul

In December 2011, the Company announced a new hotel management agreement for an approximately 128 room Mondrian-branded hotel to be located in the Old City area of Istanbul, Turkey. The hotel is scheduled to open in 2014. In December 2011 and January 2012, the Company contributed an aggregate of $10.3 million, $5.1 of which was funded in January 2012, in the form of equity and key money and will have a 20% ownership interest in the venture owning the hotel. The Company has no additional funding commitments in connection with this project.

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

Hard Rock Settlement Agreement

On January 28, 2011, subsidiaries of Hard Rock Hotel Holdings, LLC, a joint venture through which the Company held a minority interest in the Hard Rock, received a notice of acceleration from NRFC HRH Holdings, LLC (the “Second Mezzanine Lender”) pursuant to the First Amended and Restated Second Mezzanine Loan Agreement, dated as of December 24, 2009 (the “Second Mezzanine Loan Agreement”), between such subsidiaries and the Second Mezzanine Lender, declaring all unpaid principal and accrued interest under the Second Mezzanine Loan Agreement immediately due and payable. The amount due and payable under the Second Mezzanine Loan Agreement as of January 20, 2011 was approximately $96 million. The Second Mezzanine Lender also notified such subsidiaries that it intended to auction to the public the collateral pledged in connection with the Second Mezzanine Loan Agreement, including all membership interests in certain subsidiaries of the Hard Rock joint venture that indirectly own the Hard Rock and other related assets.

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

5. Other Liabilities

Other liabilities consist of the following (in thousands):

	As of June 30, 2012	As of December 31, 2011
OPP LTIP Units Liability (note 7)	$287	$528
Designer fee payable	13,866	13,866

	$14,153	$14,394

OPP LTIP Units Liability

As discussed further in note 7, the estimated fair value of the OPP LTIP Units liability was approximately $0.3 million and $0.5 million at June 30, 2012 and December 31, 2011, respectively.

Designer Fee Payable

As of June 30, 2012 and December 31, 2011, other liabilities consist of $13.9 million related to a designer fee payable. The Former Parent had an exclusive service agreement with a hotel designer, pursuant to which the designer has made various claims related to the agreement. Although the Company is not a party to the agreement, it may have certain contractual obligations or liabilities to the Former Parent in connection with the agreement. According to the agreement, the designer was owed a base fee for each designed hotel, plus 1% of gross revenues, as defined in the agreement, for a 10-year period from the opening of each hotel. In addition, the agreement also called for the designer to design a minimum number of projects for which the designer would be paid a minimum fee. A liability amount has been estimated and recorded in these consolidated financial statements before considering any defenses and/or counter-claims that may be available to the Company or the Former Parent in connection with any claim brought by the designer. The estimated costs of the design services were capitalized as a component of the applicable hotel and amortized over the five-year estimated life of the related design elements. Through December 31, 2009, interest was accreted each year on the liability and charged to interest expense using a rate of 9%.

6. Debt and Capital Lease Obligations

Debt and capital lease obligations consists of the following (in thousands):

Description	As of June 30, 2012	As of December 31, 2011	Interest Rate at June 30, 2012
Notes secured by Hudson (a)	$115,000	$115,000	(a )
Clift debt (b)	88,038	86,991	9.60%
Liability to subsidiary trust (c)	50,100	50,100	8.68%
Convertible Notes, face value of $172.5 million (d)	167,282	166,144	2.38%
Revolving credit facility (e)	20,000	—	5.00% (LIBOR + 4.00%, LIBOR floor of 1.00%)

Description	As of June 30, 2012	As of December 31, 2011	Interest Rate at June 30, 2012
TLG Promissory Note (f)	16,820	15,510	(f)
Capital lease obligations (g)	6,145	6,160	(g)

Debt and capital lease obligation	$463,385	$439,905

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

On August 12, 2011, certain of the Company’s subsidiaries entered into a new mortgage financing with Deutsche Bank Trust Company Americas (“Primary Lender”) and the other institutions party thereto from time to time (“Securitized Lenders”), as lenders, consisting of two mortgage loans, each secured by Hudson and treated as a single loan once disbursed, in the following amounts: (1) a $115.0 million mortgage loan that was funded at closing, and (2) a $20.0 million delayed draw term loan, which will be available to be drawn over a 15-month period, subject to achieving a debt yield ratio of at least 9.5% (based on net operating income for the prior 12 months) after giving effect to each additional draw (collectively, the “Hudson 2011 Mortgage Loan”). The Company does not believe it will achieve the debt yield ratio necessary to allow it to borrow the additional $20.0 million term loan before the option expires.

Proceeds from the Hudson 2011 Mortgage Loan, cash on hand and cash held in escrow were applied to repay $201.2 million of outstanding mortgage debt under the Amended Hudson Mortgage, to repay $26.5 million of outstanding indebtedness under the Hudson mezzanine loan, and to pay fees and expenses in connection with the financing.

On December 7, 2011, the Company entered into a technical amendment with the Primary Lender whereby the Hudson 2011 Mortgage Loan is subject to an interest rate of 30-day LIBOR (with a minimum of 1.0%) plus 5.0%, at the Primary Lender’s option. At June 30, 2012, $28.0 million of the Hudson 2011 Mortgage Loan bore interest at a reserve adjusted blended rate of 30-day LIBOR (with a minimum of 1.0%) plus 4.0%. The remaining $87.0 million of the Hudson 2011 Mortgage Loan which was sold to the Securitized Lenders bore interest at a reserve adjusted blended rate of 30-day LIBOR (with a minimum of 1.0%) plus 5.0%.

The Company maintains an interest rate cap for the amount of the Hudson 2011 Mortgage Loan that will cap the LIBOR rate on the debt under the full amount of the Hudson 2011 Mortgage Loan at approximately 3.0% through the maturity date of the loan.

The Hudson 2011 Mortgage Loan matures on August 12, 2013. The Company has three one-year extension options that permit it to extend the maturity date of the Hudson 2011 Mortgage Loan to August 12, 2016 if certain conditions are satisfied at each respective extension date. The first two extension options require, among other things, the borrowers to maintain a debt service coverage ratio of at least 1-to-1 for the 12 months prior to the applicable extension dates. The third extension option requires, among other things, the borrowers to achieve a debt yield ratio of at least 13.0% (based on net operating income for the prior 12 months).

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

The Hudson 2011 Mortgage Loan contains restrictions on the ability of the borrowers to incur additional debt or liens on their assets and on the transfer of direct or indirect interests in Hudson and the owner of Hudson and other affirmative and negative covenants and events of default customary for single asset mortgage loans. The Hudson 2011 Mortgage Loan is fully recourse to our subsidiaries that are the borrowers under the loan. The loan is nonrecourse to the Company, Morgans Group and other subsidiaries, except for certain standard nonrecourse carveouts. Morgans Group has provided a customary environmental indemnity and nonrecourse carveout guaranty under which it would have liability with respect to the Hudson 2011 Mortgage Loan if certain events occur with respect to the borrowers, including voluntary bankruptcy filings, collusive involuntary bankruptcy filings, and violations of the restrictions on transfers, incurrence of additional debt, or encumbrances of the property of the borrowers. The nonrecourse carveout guaranty requires Morgans Group to maintain a net worth of at least $100 million (based on the estimated market value of our net assets) and liquidity of at least $20 million. The Company was in compliance with all requirements as of June 30, 2012.

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

(b) Clift Debt

In October 2004, Clift Holdings LLC (“Clift Holdings”), a subsidiary of the Company, sold the Clift hotel to an unrelated party for $71.0 million and then leased it back for a 99-year lease term. Under this lease, Clift Holdings is required to fund operating shortfalls including the lease payments and to fund all capital expenditures. This transaction did not qualify as a sale due to the Company’s continued involvement and therefore is treated as a financing.

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

On September 17, 2010, the Company, Clift Holdings and another subsidiary of the Company, 495 Geary, LLC, entered into a settlement and release agreement with Hasina, LLC, Tarstone Hotels, LLC, Kalpana, LLC, Rigg Hotel, LLC, and JRIA, LLC (collectively, the “Lessors”), and Tarsadia Hotels. The settlement and release agreement, among other things, effectively provided for the settlement of all outstanding litigation claims and disputes among the parties relating to defaulted lease payments due with respect to the ground lease for the Clift hotel and reduced the lease payments due to Lessors for the period March 1, 2010 through February 29, 2012. Clift Holdings and the Lessors also entered into an amendment to the lease, dated September 17, 2010, to memorialize, among other things, the reduced annual lease payments of $4.97 million from March 1, 2010 to February 29, 2012. Effective March 1, 2012, the annual rent reverted to the rent stated in the lease agreement, which provides for base annual rent of approximately $6.0 million per year through October 2014 increasing in October 2014, and thereafter at 5-year intervals, by a formula tied to increases in the Consumer Price Index, with a maximum increase of 40% and a minimum of 20% at October 2014, and at each payment date thereafter, the maximum increase is 20% and the minimum is 10%. The lease is nonrecourse to the Company.

Morgans Group also entered into an agreement, dated September 17, 2010, whereby Morgans Group agreed to guarantee losses of up to $6 million suffered by the Lessors in the event of certain “bad boy” type acts.

(c) Liability to Subsidiary Trust Issuing Preferred Securities

On August 4, 2006, a newly established trust formed by the Company, MHG Capital Trust I (the “Trust”), issued $50.0 million in trust preferred securities in a private placement. The Company owns all of the $0.1 million of outstanding common stock of the Trust. The Trust used the proceeds of these transactions to purchase $50.1 million of junior subordinated notes issued by the Company’s operating company and guaranteed by the Company (the “Trust Notes”) which mature on October 30, 2036. The sole assets of the Trust consist of the Trust Notes. The terms of the Trust Notes are substantially the same as preferred securities issued by the Trust. The Trust Notes and the preferred securities have a fixed interest rate of 8.68% per annum during the first 10 years, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus 3.25% per annum. As of December 31, 2011, the Trust Notes are redeemable by the Trust, at the Company’s option, at par. As of June 30, 2012, the Company has not redeemed any Trust Notes. To the extent the Company redeems the Trust Notes, the Trust is required to redeem a corresponding amount of preferred securities.

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

On May 23, 2011, in connection with the sale of Royalton and Morgans, the Company used a portion of the sales proceeds to retire all outstanding debt under the revolving credit facility. These hotels, along with Delano South Beach, were collateral for the revolving credit facility, which terminated with the sale of properties securing the facility.

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

As of June 30, 2012, the Company’s borrowing availability on the Delano Credit Facility was $82.0 million, of which the Company had $20.0 million outstanding, and had a $10.0 million letter of credit outstanding related to the Company’s key money investment in the 310 room Mondrian-branded hotel, in the Baha Mar Resort, in Nassau, The Bahamas. In August 2011, the Company entered into a hotel management and residential licensing agreement related to this project.

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

The Borrowers’ ability to borrow on the Delano Credit Facility is subject to ongoing compliance by the Company and the Borrowers with various customary affirmative and negative covenants, including limitations on liens, indebtedness, issuance of certain types of equity, affiliated transactions, investments, distributions, mergers and asset sales. In addition, the Delano Credit Facility requires that the Company and the Borrowers maintain a fixed charge coverage ratio (consolidated EBITDA to consolidated fixed charges) of no less than (i) 1.05 to 1.00 at all times on or prior to June 30, 2012 and (ii) 1.10 to 1.00 at all times thereafter. As of June 30, 2012, the Company’s fixed charge coverage ratio under the Delano Credit Facility was 1.29x.

The Delano Credit Facility also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Borrowers under the Delano Credit Facility to be immediately due and payable.

(f) TLG Promissory Notes

On November 30, 2011, pursuant to purchase agreements entered into on November 17, 2011, certain of the Company’s subsidiaries completed the acquisition of 90% of the equity interests in TLG for a purchase price of $28.5 million in cash and up to $18.0 million in notes convertible into shares of the Company’s common stock at $9.50 per share subject to the achievement of certain EBITDA targets for the acquired business. The promissory notes were allocated $16.0 million to Mr. Sasson and $2.0 million to Mr. Masi (collectively, the “TLG Promissory Notes”).

The maximum payment of $18.0 million is based on TLG achieving EBITDA of at least $18.0 million from non-Morgans business (the “Non-Morgans EBITDA”) during the 27-month period starting on January 1, 2012, with ratable reduction of the payment if less than $18.0 million of EBITDA is earned. The payment is evidenced by two promissory notes held individually by Messrs. Sasson and Masi, which mature on the fourth anniversary of the closing date and may be voluntarily prepaid at any time. At either Messrs. Sasson’s or Masi’s options, the TLG Promissory Notes are payable in cash or in common stock of the Company valued at $9.50 per share. Each of the TLG Promissory Notes earns interest at an annual rate of 8%, provided that if the notes are not paid or converted on or before the third anniversary of the closing date, the interest rate increases to 18%. The TLG Promissory Notes provide that 75% of the accrued interest is payable quarterly in cash and the remaining 25% accrues and is payable at maturity. Morgans Group has guaranteed payment of the TLG Promissory Notes and interest.

As of the issue date, the fair value of the TLG Promissory Notes was estimated at approximately $15.5 million utilizing a Monte Carlo simulation to estimate the probability of the performance conditions being satisfied. The Monte Carlo simulation used a statistical formula underlying the Black-Scholes and binomial formulas and such simulation was run approximately 100,000 times. For each simulation, the payoff is calculated at the settlement date, which is then discounted to the award date at a risk-free interest rate. The average of the values over all simulations is the expected value of the unit on the issuance date. Assumptions used in the valuations included factors associated with the underlying performance of the Company’s stock price and total stockholder return over the term of the notes including total stock return volatility and risk-free interest. The fair value of the TLG Promissory Notes was estimated as of the issue date using the following assumptions in the Monte-Carlo simulation: expected price volatility for the Company’s stock of 25%; a risk free rate of 0.4%; and no dividend payments over the measurement period.

As of June 30, 2012, the fair value of the TLG Promissory Notes was estimated at approximately $16.8 million using the following assumptions in the Monte-Carlo valuation: expected price volatility for the Company’s stock of 25%; a risk free rate of 0.3%; and no dividend payments over the measurement period.

Pursuant to a one-year consulting agreement the Company entered into with Mr. Sasson in connection with The Light Group Transaction, the Company appointed Mr. Sasson to the Company’s Board and agreed to cause Mr. Sasson to be nominated for election to the Board at the Company’s 2012 annual meeting of stockholders. In the event Mr. Sasson is not elected to the Board, the TLG Promissory Notes accelerate and become immediately due and payable. At the Company’s annual meeting of stockholders held on May 16, 2012, Mr. Sasson was elected to the Company’s Board of Directors for a one year term.

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

The second lease requires the Company to make annual payments, currently $328,128 (subject to increases due to increases in the Consumer Price Index), through December 2098. The Company has allocated both lease payments between the land and building based on their estimated fair values. The portion of the payments allocated to the building has been capitalized at the present value of the future minimum lease payments. The portion of the payments allocable to the land is treated as operating lease payments. The imputed interest rate on both of these leases is 8%, which is based on the Company’s incremental borrowing rate at the time the lease agreement was executed. The capital lease obligations related to the units amounted to approximately $6.1 million as of June 30, 2012 and December 31, 2011, respectively. Substantially all of the principal payments on the capital lease obligations are due at the end of the lease agreements.

The Company has also entered into capital lease obligations, which are immaterial to the Company’s consolidated financial statements, related to equipment at certain of the hotels.

7. Omnibus Stock Incentive Plan

RSUs, LTIP Units and Stock Options

On February 9, 2006, the Board of Directors of the Company adopted the Morgans Hotel Group Co. 2006 Omnibus Stock Incentive Plan (the “2006 Stock Incentive Plan”). An aggregate of 3,500,000 shares of common stock of the Company were reserved and authorized for issuance under the 2006 Stock Incentive Plan, subject to equitable adjustment upon the occurrence of certain corporate events. On April 23, 2007, the Board of Directors of the Company adopted, and at the annual meeting of stockholders on May 22, 2007, the stockholders approved, the Company’s 2007 Omnibus Incentive Plan (the “2007 Incentive Plan”), which amended and restated the 2006 Stock Incentive Plan and increased the number of shares reserved for issuance under the plan by up to 3,250,000 shares to a total of 6,750,000 shares. On April 10, 2008, the Board of Directors of the Company adopted, and at the annual meeting of stockholders on May 20, 2008, the stockholders approved, an Amended and Restated 2007 Omnibus Incentive Plan (the “Restated 2007 Incentive Plan”) which, among other things, increased the number of shares reserved for issuance under the plan by up to 1,860,000 shares to a total of 8,610,000 shares. On November 30, 2009, the Board of Directors of the Company adopted, and at a special meeting of stockholders of the Company held on January 28, 2010, the Company’s stockholders approved, an amendment to the Restated 2007 Incentive Plan (the “Amended 2007 Incentive Plan”) to increase the number of shares reserved for issuance under the plan by 3,000,000 shares to 11,610,000 shares. On April 5, 2012, the Board of Directors of the Company adopted, and at the annual meeting of stockholders on May 16, 2012, the stockholders approved, an amendment to the Amended 2007 Incentive Plan (the “Second Amended 2007 Incentive Plan”) to increase the number of shares reserved for issuance under the plan by 3,000,000 shares to 14,610,000 shares.

The Second Amended 2007 Incentive Plan provides for the issuance of stock-based incentive awards, including incentive stock options, non-qualified stock options, stock appreciation rights, shares of common stock of the Company, including restricted stock units (“RSUs”) and other equity-based awards, including membership units in Morgans Group which are structured as profits interests (“LTIP Units”), or any combination of the foregoing. The eligible participants in the Second Amended 2007 Incentive Plan include directors, officers and employees of the Company. Awards other than options and stock appreciation rights reduce the shares available for grant by 1.7 shares for each share subject to such an award.

On May 17, 2012, the Company issued an aggregate of 64,932 RSUs to the Company’s non-employee directors under the Second Amended 2007 Incentive Plan, which vested immediately upon grant. The fair value of each such RSU was $4.62 at the grant date.

A summary of stock-based incentive awards as of June 30, 2012 is as follows (in units, or shares, as applicable):

	Restricted Stock Units	LTIP Units	Stock Options
Outstanding as of January 1, 2012	669,879	2,340,972	2,324,740
Granted during 2012	320,138	121,402	—
Distributed/exercised during 2012	(142,039)	(251,909)	—
Forfeited during 2012	(41,462)	—	—

Outstanding as of June 30, 2012	806,516	2,210,465	2,324,740

Vested as of June 30, 2012	243,061	1,954,858	1,458,074

As of June 30, 2012 and December 31, 2011, there were approximately $8.0 million and $8.8 million, respectively, of total unrecognized compensation costs related to unvested RSUs, LTIP Units and options. As of June 30, 2012, the weighted-average period over which this unrecognized compensation expense will be recorded is approximately 1 year.

Total stock compensation expense related to RSUs, LTIP Units and options, which is included in corporate expenses on the accompanying consolidated statements of comprehensive loss, was $1.6 million and $2.0 million for the three months ended June 30, 2012 and 2011, respectively and $2.6 million and $6.0 million for the six months ended June 30, 2012 and 2011, respectively.

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

As the Company has the ability to settle the vested OPP LTIP Units with cash, these OPP LTIP Units are not considered to be indexed to the Company’s stock price and must be accounted for as liabilities at fair value. As of June 30, 2012, the fair value of the OPP LTIP Units were approximately $0.7 million and compensation expense relating to these OPP LTIP Units is being recorded over the vesting period. The fair value of the OPP LTIP Units were estimated on June 30, 2012 using the following assumptions in the Monte-Carlo valuation: expected price volatility for the Company’s stock of 50%; a risk free rate of 0.49%; and no dividend payments over the measurement period.

Total stock compensation expense related to the OPP LTIP Units, which is included in corporate expenses on the accompanying consolidated statements of comprehensive loss, was immaterial for the three and six months ended June 30, 2012.

8. Preferred Securities and Warrants

On October 15, 2009, the Company entered into a Securities Purchase Agreement with the Investors. Under the agreement, the Company issued and sold to the Investors (i) $75.0 million of preferred stock comprised of 75,000 shares of the Company’s Series A Preferred Securities, $1,000 liquidation preference per share (the “Series A Preferred Securities”), and (ii) warrants to purchase 12,500,000 shares of the Company’s common stock at an exercise price of $6.00 per share (the “Yucaipa Warrants”).

The Series A Preferred Securities have an 8% dividend rate through October 15, 2014, a 10% dividend rate from October 15, 2014 to October 15, 2016, and a 20% dividend rate thereafter. The Company has the option to accrue any and all dividend payments. The cumulative unpaid dividends have a dividend rate equal to the dividend rate on the Series A Preferred Securities. As of June 30, 2012, the Company had undeclared and unpaid dividends of $18.3 million.

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

The initial carrying value of the Series A Preferred Securities was recorded at its net present value less costs to issue on the date of issuance. The carrying value will be periodically adjusted for accretion of the discount. As of June 30, 2012, the value of the Series A Preferred Securities was $55.9 million, which includes cumulative accretion of $7.8 million.

The Company calculated the estimated fair value of the Yucaipa Warrants using the Black-Scholes valuation model, as discussed in note 2.

The Company and Yucaipa American Alliance Fund II, LLC, an affiliate of the Investors, as the fund manager, also entered into a Real Estate Fund Formation Agreement (the “Fund Formation Agreement”) on October 15, 2009 pursuant to which the Company and the fund manager agreed to use their good faith efforts to endeavor to raise a private equity investment fund. The initial purpose of the private equity investment fund was to invest in hotel real estate projects located in North America. The Company was to be offered the opportunity to manage the hotels owned by the Fund under long-term management agreements. In connection with the Fund Formation Agreement, the Company issued to the fund manager 5,000,000 contingent warrants to purchase the Company’s common stock at an exercise price of $6.00 per share with a 7-1/2 year term.

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

9. Related Party Transactions

The Company earned management fees, chain services fees and fees for certain technical services and has receivables from hotels it owns through investments in unconsolidated joint ventures as well as hotels owned by the Former Parent. These fees totaled approximately $2.0 million and $3.0 million for the three months ended June 30, 2012 and 2011, respectively, and $4.1 million and $6.3 million for the six months ended June 30, 2012 and 2011, respectively.

As of June 30, 2012 and December 31, 2011, the Company had receivables from these affiliates of approximately $5.9 million and $4.1 million, respectively, which are included in related party receivables on the accompanying consolidated balance sheets.

As of June 30, 2012 and December 31, 2011, the TLG Promissory Notes due to Messrs. Sasson and Masi had aggregate fair values of approximately $16.8 million and $15.5 million, respectively, as discussed in note 6, which are included in debt and capital lease obligations on the accompanying consolidated balance sheets. For the three and six months ended June 30, 2012, the Company recorded $0.3 million and $0.7 million, respectively, of interest expense related to the TLG Promissory Notes.

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

The following sets forth the discontinued operations of the property across the street from Delano South Beach for the three and six months ended June 30, 2011 (in thousands):

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Operating expenses	$(8)	$(35)
Income tax benefit (expense)	3	(323)
Gain on disposal	—	843

(Loss) income from discontinued operations	$(5)	$485

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

On May 23, 2011, pursuant to purchase and sale agreements, Royalton LLC, a subsidiary of the Company, sold Royalton for $88.2 million to Royalton 44 Hotel, L.L.C., an affiliate of FelCor Lodging Trust, Incorporated, and Morgans Holdings LLC, a subsidiary of the Company, sold Morgans for $51.8 million to Madison 237 Hotel, L.L.C., an affiliate of FelCor Lodging Trust, Incorporated. The Company applied a portion of the proceeds from the sale to retire the outstanding balance on its revolving credit facility at the time, which was secured in part by these hotels. Net proceeds, after the repayment of debt and closing costs, were approximately $93 million. The Company continues to operate the hotels under 15-year management agreements with one 10-year extension option.

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

On November 23, 2011, our subsidiary, Royalton Europe, and Walton MG London, each of which owned a 50% equity interest in Morgans Europe, the joint venture that owned the 150 room Sanderson and 204 room St Martins Lane hotels, completed the sale of their respective equity interests in the joint venture for an aggregate of £192 million (or approximately $297 million). The Company received net proceeds of approximately $72.3 million, after applying a portion of the proceeds from the sale to retire the £99.5 million of outstanding mortgage debt secured by the hotels and payment of closing costs. The Company continues to operate the hotels under long-term management agreements that, including extension options, extend the term of the prior management agreements to 2041 from 2027.

The Company recorded a deferred gain of approximately $73.1 million related to the sales of its equity interests in Morgans Europe. As the Company has significant continuing involvement through long-term management agreements, similar to the discussion above, the gain on sale is deferred and recognized over the initial term of the related management agreement.

12. Commitments

In order to obtain long term management contracts, the Company has committed to contribute capital in various forms on hotel development projects. These include equity investments, key money and cash flow guarantees to hotel owners. The cash flow guarantees generally have a stated maximum amount of funding and a defined term. The terms of the cash flow guarantees to hotel owners generally require the Company to fund if the hotels do not attain specified levels of operating profit. Oftentimes, cash flow guarantees to hotel owners may be recoverable as loans repayable to the Company out of future hotel cash flows and/or proceeds from the sale of hotels.

Development Hotel Commitments and Guarantees. The Company has signed management agreements to manage various hotels which are in the development stage. These include the following:

	Expected Room Count	Anticipated Opening	Term of Initial Management Contract
Hotels Currently Under Construction:
Delano Marrakech	73	Sept. 2012	15 years
Mondrian Marrakech	69	Late 2013	15 years
Mondrian Doha	270	2013	30 years
Mondrian London	360	Early 2014	25 years
Mondrian at Baha Mar, Bahamas	310	2014	20 years

Other Signed Agreements:
Mondrian Istanbul	128	2014	20 years
Delano Aegean Sea	200	2014	20 years
Hudson London	234	2015	20 years
Highline, New York project	175	To be determined	15 years

However, financing has not been obtained for some of these hotel projects, and there can be no assurances that all of these projects will be developed as planned. If adequate project financing is not obtained, these projects may need to be limited in scope, deferred or cancelled altogether, and to the extent the Company has previously funded key money or an equity investment on a cancelled project, the Company may be unable to recover the amounts funded.

The Company has committed to contribute key money or equity to certain hotels under development. In addition, through certain cash flow guarantees, the Company may have potential future funding obligations for certain hotels under development. The following table details the Company’s key money and equity commitments as well as potential funding obligations under cash flow guarantees at the maximum amount under the applicable contracts for hotels under development as of June 30, 2012 (in thousands):

As of June 30, 2012
Key money	$29,400
Equity investments	—
Cash flow guarantees	31,600

Total maximum future funding commitments	$61,000

Amounts due within one year	$2,500

The Company is required to fund approximately $10.0 million of key money toward the Mondrian at Baha Mar, Bahamas just prior to and at opening of the hotel. As of June 30, 2012, we have an outstanding $10.0 million standby letter of credit on the Delano Credit Facility for up to 48 months to cover this obligation. This amount is included in key money in the above table.

As the Company pursues its growth strategy, it may continue to invest in new management agreements through key money, equity investments and cash flow guarantees. To fund any such future investments, the Company may from time to time pursue additional potential financing opportunities it has available.

Operating Joint Venture Hotels Commitments and Guarantees. The following detail obligations the Company has or may have related to its operating hotels as of June 30, 2012.

Mondrian South Beach Mortgage and Mezzanine Agreements. Morgans Group and affiliates of its joint venture partner have agreed to provide standard nonrecourse carve-out guaranties and provide certain limited indemnifications for the Mondrian South Beach mortgage and mezzanine loans. In the event of a default, the lenders’ recourse is generally limited to the mortgaged property or related equity interests, subject to standard nonrecourse carve-out guaranties for “bad boy” type acts. Morgans Group and affiliates of its joint venture partner also agreed to guaranty the joint venture’s obligation to reimburse certain expenses incurred by the lenders and indemnify the lenders in the event such lenders incur liability in connection with certain third-party actions. Morgans Group and affiliates of its joint venture partner have also guaranteed the joint venture’s liability for the unpaid principal amount of any seller financing note provided for condominium sales if such financing or related mortgage lien is found unenforceable, provided they shall not have any liability if the seller financed unit becomes subject to the lien of the lender’s mortgage or title to the seller financed unit is otherwise transferred to the lender or if such seller financing note is repurchased by Morgans Group and/or affiliates of its joint venture at the full amount of unpaid principal balance of such seller financing note. In addition, although construction is complete and Mondrian South Beach opened on December 1, 2008, Morgans Group and affiliates of our joint venture partner may have continuing obligations under construction completion guaranties until all outstanding payables due to construction vendors are paid. As of June 30, 2012, there are remaining payables outstanding to vendors of approximately $1.0 million. Pursuant to a letter agreement with the lenders for the Mondrian South Beach loan, the joint venture agreed that these payables, many of which are currently contested or under dispute, will not be paid from operating funds but only from tax abatements and settlements of certain lawsuits. In the event funds from tax abatements and settlements of lawsuits are insufficient to repay these amounts in a timely manner, the Company and its joint venture partner are required to fund the shortfall amounts.

The Company and affiliates of its joint venture partner also have each agreed to purchase approximately $14 million of condominium units under certain conditions, including an event of default. In the event of a default under the lender’s mortgage or mezzanine loan, the joint venture partners are obligated to purchase selected condominium units, at agreed-upon sales prices, having aggregate sales prices equal to 1/2 of the lesser of $28.0 million, which is the face amount outstanding on the lender’s mezzanine loan, or the then outstanding principal balance of the lender’s mezzanine loan. The joint venture is not currently in an event of default under the mortgage or mezzanine loan. The Company has not recognized a liability related to the construction completion or the condominium purchase guarantees.

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

Ames. The development of the Ames hotel qualified for federal and state historic rehabilitation tax credits which were sold for approximately $16.9 million. In the event of foreclosure and certain other transfers, the Company is jointly and severally liable for certain federal historic tax credit recapture liabilities relating to these credits. These liabilities reduce over time, but as of June 30, 2012 were estimated at approximately $14.4 million, of which the Company’s pro rata share is $4.5 million.

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

Other Guarantees to Hotel Owners. As discussed above, the Company has provided certain cash flow guarantees to hotel owners in order to secure management contracts. The Company’s hotel management agreements for Royalton and Morgans contain cash flow guarantee performance tests that stipulate certain minimum levels of operating performance. These performance test provisions give the Company the option to fund a shortfall in operating performance limited to the Company’s earned base fees. If the Company chooses not to fund the shortfall, the hotel owner has the option to terminate the management agreement. As of June 30, 2012, approximately $0.4 million was recorded in accrued expenses and as a reduction to management fees related to these performance test provisions. The Company’s maximum potential amount of future fundings related to the Royalton and Morgans performance guarantee cannot be determined as of June 30, 2012, but under the hotel management agreements is limited to the Company’s base fees earned.

Guaranteed Loans and Commitments. The Company has made guarantees to lenders and lessors of its owned and leased hotels, namely related to the Hudson 2011 Mortgage Loan, the Clift lease payments and the Delano Credit Facility, as discussed further in note 6.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q for the six months ended June 30, 2012. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those set forth under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

The historical financial data presented herein is the historical financial data for:

•

three hotels that we own and manage (“Owned Hotels”), consisting, as of June 30, 2012, of Hudson in New York, Delano South Beach in Miami Beach, and Clift in San Francisco (which we lease under a long-term lease that is treated as a financing), comprising approximately 1,400 rooms;

•

our wholly-owned food and beverage operations (“Owned F&B Operations”), consisting, as of June 30, 2012, of certain food and beverage operations located at Hudson in New York, Delano South Beach in Miami Beach, Clift in San Francisco, and Sanderson and St Martins Lane, both in London;

•

four hotels that we partially own and manage pursuant to long-term management agreements (“Joint Venture Hotels”), consisting, as of June 30, 2012, of Mondrian South Beach in Miami Beach, Shore Club in Miami Beach, Ames in Boston and Mondrian SoHo in New York, comprising approximately 1,015 rooms;

•

six hotels that we manage pursuant to long-term management agreements with no ownership interest (“Managed Hotels”), consisting, as of June 30, 2012, of Royalton and Morgans in New York, Mondrian in Los Angeles, Sanderson and St Martins Lane in London, and Hotel Las Palapas in Playa del Carmen, Mexico, comprising approximately 950 rooms;

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

•	our investment in unconsolidated food and beverage operations (“F&B Venture”), consisting, as of June 30, 2012, of certain food and beverage operations located at Mondrian South Beach in Miami Beach;

•	our investments in hotels under development and other proposed properties; and

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

Our Joint Venture Hotels as of June 30, 2012 are operated under management agreements which expire as follows:

•	Shore Club — July 2022;

•	Mondrian South Beach — August 2026;

•	Ames — November 2024; and

•	Mondrian SoHo — February 2021 (with two 10-year extensions at our option, subject to certain conditions).

Our Managed Hotels as of June 30, 2012 are operated under management agreements which expire as follows:

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

We have also signed management agreements to manage various other hotels, including a Mondrian project in Doha, Qatar, a Mondrian project in The Bahamas, a Mondrian project in London, a Mondrian project in Istanbul, Turkey, a Mondrian project in Marrakech, a Delano project in Marrakech, a Delano project on the Aegean Sea in Turkey, a Hudson project in London, and a hotel project in the Highline area in New York City. However, financing has not been obtained for some of these hotel projects, and there can be no assurances that all of these projects will be developed as planned.

Our hotel management agreements may be subject to early termination in specified circumstances. For example, our hotel management agreements for Royalton and Morgans contain performance tests that stipulate certain minimum levels of operating performance. These performance test provisions related to Royalton and Morgans provide us the option to fund a shortfall in operating performance limited to our earned base fees. If we choose not to fund the shortfall, the hotel owner has the option to terminate the management agreement. As of June 30, 2012, approximately $0.4 million was recorded in accrued expenses and as a reduction to management fees related to these Royalton and Morgans performance test provisions.

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

Several of our hotels are also subject to substantial mortgage and mezzanine debt, and in some instances our management fee is subordinated to the debt, and our management agreements may be terminated by the lenders on foreclosure or certain other related events. For example, Mondrian SoHo and Ames both recently experienced cash shortfalls after payment of the debt service during their seasonally slow first quarter, which continued to some extent into the second quarter of 2012. In 2012, through June 30, we have funded approximately $1.0 million in cash shortfalls at Mondrian SoHo, which have been treated in part as additional capital contributions and in part as loans from our management company subsidiary. We do not intend to commit significant monies toward the repayment of the joint venture loans or the funding of operating deficits.

In March 2010, the lender for the Shore Club mortgage initiated foreclosure proceedings against the property in U.S. federal district court. In October 2010, the federal court dismissed the case for lack of jurisdiction. In November 2010, the lender initiated foreclosure proceedings in state court and a bench trial took place in June 2012 during which the trial court granted a default ruling of foreclosure. Entry of a foreclosure judgment has been delayed pending, among other things, relinquishment of jurisdiction from the Florida appeals court to the trial court. We have operated and expect to continue to operate the hotel pursuant to the management agreement during the pendency of these proceedings, which may continue for some additional period of time in the event of post-judgment proceedings, which may include an appeal. However, there can be no assurances as to when a foreclosure sale may take place, or whether we will continue to operate the hotel once foreclosure proceedings are complete.

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

•

Food and beverage revenue. Most of our food and beverage revenue is driven by occupancy of our hotels and the popularity of our bars and restaurants with our local customers. In June 2011, we acquired from affiliates of China Grill Management (“CGM”) the 50% interests CGM owned in our prior food and beverage joint ventures at Delano South Beach, Mondrian South Beach, Mondrian Los Angeles, Morgans, Sanderson and St Martins Lane for $20.0 million (the “CGM Transaction”). As a result of the CGM Transaction, we record 100% of the food and beverage revenue, and related expenses, for our Owned F&B Operations.

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

Renovations at our hotels can have a significant impact on our revenues. For example, our ongoing guestroom and corridor renovations at Hudson, which began in the fourth quarter of 2011, has had a material impact on our operating results during the six months ended June 30, 2012, as discussed further below.

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

•

Other non-operating expenses include costs associated with executive terminations not related to restructuring initiatives, costs of financings, litigation and settlement costs and other items that relate to the financing and investing activities associated with our assets and not to the ongoing operating performance of our assets, both consolidated and unconsolidated.

•

Income tax expense (benefit). All of our foreign subsidiaries are subject to local jurisdiction corporate income taxes. Income tax expense is reported at the applicable rate for the periods presented. We are subject to Federal and state income taxes. Income taxes for the three and six months ended June 30, 2012 and 2011 were computed using our calculated effective tax rate. We also recorded net deferred taxes related to cumulative differences in the basis recorded for certain assets and liabilities. We established a reserve on the deferred tax assets based on the ability to utilize net operating loss carryforwards.

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

Recent Trends and Developments

Recent Trends. Starting in the fourth quarter of 2008 and continuing throughout 2009, the weakened U.S. and global economies resulted in considerable negative pressure on both consumer and business spending. As a result, lodging demand and revenues, which are primarily driven by growth in GDP, business investment and employment growth weakened substantially during this period as compared to the lodging demand and revenues we experienced prior to the fourth quarter of 2008. After this extremely difficult recessionary period, the outlook for the U.S. and global economies began improving in 2010 and that improvement has continued through 2011 and the first half of 2012. However, as a result of the current European economic crisis, the outlook for the global economy remains uncertain. To date, the economic recovery has not been particularly robust, as spending by businesses and consumers remains restrained, and there are still several trends which make our performance difficult to forecast, including shorter booking lead times at our hotels.

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

Our operating results for the second quarter of 2012 reflected performance that has varied by region, and were further impacted by renovation work at several of our hotels. Operating results were strong at our comparable hotels in the Northeast with RevPAR increases of 7.8% at Royalton, 11.8% at Mondrian SoHo and 17.9% at Ames, for the three months ended June 30, 2012 as compared to the same period in 2011, all primarily driven by ADR growth. Revenues in Miami during the second quarter of 2012 were affected by bad weather in Florida in April but recovered in May and June. For example, Delano’s RevPAR declined by 5.1% in April 2012, and grew by 10.0% in May and 7.1% in June, compared to the same months in 2011. Our West Coast hotels were affected by the closure of SkyBar at Mondrian Los Angeles due to renovations which were completed in May 2012. Our London hotels were adversely impacted by the ongoing European economic crises, lower demand in the pre-Olympics period and air conditioning repairs at Sanderson, which were completed in May 2012.

For the remainder of 2012, we believe that if various economic forecasts projecting continued modest expansion are accurate, this may lead to a gradual and modest increase in lodging demand for both leisure and business travel, although we believe there could be continued pressure on rates in certain markets, as leisure and business travelers alike continue to focus on cost containment. In addition, with the completion of renovations at certain hotels and the pending re-launch of Hudson in the third quarter of 2012, we believe we are well positioned to capitalize on these modest increases in demand and potentially increase rates as a result of newly renovated rooms and common areas. However, there can be no assurances that any increases in hotel revenues or earnings at our properties will occur, or be sustained, or that any losses will not increase for these or any other reasons.

Recent Developments & Strategy. In 2011, with the arrival of our new management team, we developed a strategy that includes investing in the people, platforms, hotel properties and management opportunities that we believe are necessary to strengthen our position as a leader in lifestyle hospitality management. In 2011, we focused on our talent base and operating and service platforms. As a result, we believe we now have the right personnel in place and are developing the right platforms to support future growth. In 2012, we are focused on the final stage of our property investment program, which involves upgrading certain of our properties and repositioning some of our hospitality offerings. An important component of this investment program includes re-energizing our food and beverage offerings by improving key facilities with a focus on driving higher beverage to food ratios and re-igniting the buzz around our nightlife and lobby scenes. While these upgrades and repositioning efforts impact the financial performance of our hotels in the short-term, we believe they are an essential step to ensure our hotel properties and food and beverage offerings continue to meet the expectations of our guests and the high standards of our brands. In addition, consistent with our growing focus on management opportunities, we continue to pursue and execute new management contracts, with the goal of strengthening our profit margins by maximizing revenue, increasing our market share and managing costs. To pursue this management-focused growth strategy, we may continue to make additional investments to obtain new management agreements in the form of key money, equity investments and cash flow guarantees.

In the first half of 2012, we made significant headway with the investments in our hotels, as five of our 12 properties were being renovated or upgraded in some way.

On March 1, 2012, we completed our renovation at Delano South Beach which began in the third quarter of 2011. The renovations included the re-opening of a newly concepted restaurant, Bianca, improved public areas, such as the Rose Bar and pool and beach bars, a new nightclub, FDR, upgraded exclusive bungalows and suites, and 1,200 square feet of additional meeting space.

At Hudson, where renovations began in the fourth quarter of 2011, as of August 1, 2012, approximately 70% of the guestrooms have been renovated and are back in service. The remaining guest rooms are expected to be fully renovated and in service in September 2012. We also plan to convert 31 SRO units into guest rooms at an estimated cost of approximately $150,000 per room, and expect to have these new rooms in service by the end of October 2012 bringing the total number of rooms at Hudson to 865. Additionally, we are making progress with new food and beverage concepts at Hudson, including renovations to the existing restaurant and Hudson Bar, which we expect to debut in the fourth quarter of 2012.

Despite the renovation work at Hudson, ADR increased by 10.9% during the three months ended June 30, 2012 compared to the same period in 2011, as newly renovated rooms have been available for sale and well received by hotel guests.

In addition to renovations at our Owned Hotels, the owners of several managed hotels have invested funds for renovations and repositionings during 2012. In Los Angeles, Mondrian’s SkyBar, the Company’s iconic outdoor bar, and the pool, were closed in early 2012 for renovations which were completed in May 2012. Sanderson underwent significant air conditioner repairs and replacements and certain technology upgrades in preparation for the 2012 Summer Olympics. This renovation work was completed in May 2012. In New York, the restaurant at Morgans was closed beginning in the first quarter of 2012. We expect to reopen this venue as a newly re-concepted restaurant and lounge in the third quarter of 2012.

Since the end of the first quarter, we continued to aggressively pursue hotel management opportunities, successfully announcing three newly signed management agreements – Delano Marrakech, Mondrian Marrakech and Hudson London at Great Scotland Yard. We believe our pipeline of prospective deals continues to remain strong. We now have signed management agreements for eight hotels that are scheduled to open over the next three years and plan to open three of these hotels in the next eighteen months. Six of these hotels already have financing for construction or redevelopment, although there can be no assurance that all of these hotel projects will be completed as scheduled or at all.

On June 12, 2012, we announced that we had entered into a 20-year management agreement for a 200 room hotel in London to be branded a Hudson. Hudson London is scheduled to open in early 2015 and we have provided the hotel owner a cash flow guarantee once the hotel is opened.

On June 19, 2012, we announced agreements with a Moroccan entrepreneur for the management of two properties in Marrakech, Morocco — a 73 room Delano-branded hotel scheduled to open in September 2012 and a 69 room Mondrian-branded hotel scheduled to open in late 2013, both pursuant to 15-year management agreements. Under the Delano agreement, we agreed to contribute $2.5 million in key money prior to the hotel opening in September 2012, which funds are refundable if the hotel fails to open by September 30, 2012, and under the Mondrian agreement, we agreed to contribute $2.5 million in key money upon the hotel’s opening.

Operating Results

Comparison of Three Months Ended June 30, 2012 to Three Months Ended June 30, 2011

The following table presents our operating results for the three months ended June 30, 2012 and 2011, including the amount and percentage change in these results between the two periods. The consolidated operating results for the three months ended June 30, 2012 is comparable to the consolidated operating results for the three months ended June 30, 2011, with the exception of Mondrian Los Angeles, which we owned until May 3, 2011, Royalton and Morgans, which we owned until May 23, 2011, the completion of the CGM Transaction in June 2011 resulting in our full ownership of certain food and beverage operations previously owned through a 50/50 joint venture, the management of the San Juan Water and Beach Club, which was terminated effective July 13, 2011, our 50% ownership interest in Sanderson and St Martins Lane, which we sold in November 2011, and the acquisition of TLG in November 2011. The consolidated operating results are as follows:

	Three Months Ended
	June 30, 2012	June 30, 2011	Changes ($)	Changes (%)
	(Dollars in thousands)
Revenues:
Rooms	$25,743	$33,485	$(7,742)	(23.1)%
Food and beverage	14,277	15,611	(1,334)	(8.5)
Other hotel	1,198	1,733	(535)	(30.9)

Total hotel revenues	41,218	50,829	(9,611)	(18.9)
Management fee-related parties and other income	6,573	3,380	3,193	94.5

Total revenues	47,791	54,209	(6,418)	(11.8)

Operating Costs and Expenses:
Rooms	7,772	9,685	(1,913)	(19.8)
Food and beverage	11,865	13,135	(1,270)	(9.7)
Other departmental	919	1,036	(117)	(11.3)
Hotel selling, general and administrative	9,300	10,792	(1,492)	(13.8)
Property taxes, insurance and other	3,613	3,704	(91)	(2.5)

Total hotel operating expenses	33,469	38,352	(4,883)	(12.7)
Corporate expenses, including stock compensation	8,951	8,049	902	11.2
Depreciation and amortization	5,897	4,199	1,698	40.4
Restructuring, development and disposal costs	2,037	3,800	(1,763)	(46.4)

Total operating costs and expenses	50,354	54,400	(4,046)	(7.4)

Operating loss	(2,563)	(191)	(2,372)	(1)
Interest expense, net	8,203	10,014	(1,811)	(18.1)
Equity in loss of unconsolidated joint venture	2,706	910	1,796	(1)
Gain on asset sales	(1,995)	(620)	(1,375)	(1)
Other non-operating expenses	1,919	879	1,040	(1)

Loss before income tax expense	(13,396)	(11,374)	(2,022)	17.8
Income tax expense	121	428	(307)	(71.7)

Net loss from continuing operations	(13,517)	(11,802)	(1,715)	14.5
Loss from discontinued operations, net of tax	—	(5)	5	(100.0)

Net loss	(13,517)	(11,807)	(1,710)	14.5
Net loss attributable to non controlling interest	124	383	(259)	(67.6)

Net loss attributable to Morgans Hotel Group	(13,393)	(11,424)	(1,969)	17.2
Preferred stock dividends and accretion	(2,718)	(2,229)	(489)	21.9

Net loss attributable to common stockholders	$(16,111)	$(13,653)	$(2,458)	18.0%

(1)	Not meaningful.

Total Hotel Revenues. Total hotel revenues decreased 18.9% to $41.2 million for the three months ended June 30, 2012 compared to $50.8 million for the three months ended June 30, 2011. This decrease was primarily due to the sale in May 2011 of three hotels we previously owned. The components of RevPAR from our Owned Hotels, which consisted, as of June 30, 2012, of Hudson, Delano South Beach and Clift, for the three months ended June 30, 2012 and 2011 are summarized as follows:

	Three Months Ended
	June 30, 2012	June 30, 2011	Change ($)	Change (%)
Occupancy	74.0%	87.4%	—	(13.4)%
ADR	$273	$250	$23	9.0%
RevPAR	$202	$219	$(17)	(7.6)%

RevPAR from our Owned Hotels decreased 7.6% to $202 for the three months ended June 30, 2012 compared to $219 for the three months ended June 30, 2011. During the three months ended June 30, 2012, Hudson was under renovation.

Rooms revenue decreased 23.1% to $25.7 million for the three months ended June 30, 2012 compared to $33.5 million for the three months ended June 30, 2011. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results of these three hotels during all periods presented, our Owned Hotels rooms revenue decreased 7.6%, consistent with the decrease in RevPAR, which was primarily attributable to the ongoing renovations at Hudson, discussed above.

Food and beverage revenue decreased 8.5% to $14.3 million for the three months ended June 30, 2012 compared to $15.6 million for the three months ended June 30, 2011. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Slightly offsetting this decrease were increases related to the CGM Transaction, in which we purchased the remaining 50% interest from our joint venture partner in certain food and beverage operations at our hotels in June 2011, and the consolidation of previously unconsolidated food and beverage operations at our London hotels.

Other hotel revenue decreased 30.9% to $1.2 million for the three months ended June 30, 2012 compared to $1.7 million for the three months ended June 30, 2011. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results for these three hotels during all periods presented, our Owned Hotels other hotel revenue decreased 15.6%. This trend is consistent with the decrease in rooms revenue noted above, although the decrease in other hotel revenue was further impacted by the fact that, effective January 2012, Hudson no longer offers a minibar which eliminated other hotel revenue associated with minibar sales. Additionally, beginning in July 2011 and February 2012, respectively, Hudson and Delano no longer charge for standard internet connectivity.

Management Fee—Related Parties and Other Income. Management fee—related parties and other income increased by 94.5% to $6.6 million for the three months ended June 30, 2012 compared to $3.4 million for the three months ended June 30, 2011. This increase was primarily attributable to management fees earned through our contracts with MGM acquired as part of our acquisition of TLG in November 2011.

Operating Costs and Expenses

Rooms expense decreased 19.8% to $7.8 million for the three months ended June 30, 2012 compared to $9.7 million for the three months ended June 30, 2011. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results of these three hotels during all periods presented, our Owned Hotels rooms expense decreased 1.2%. This trend is consistent with the decrease in occupancy noted above, although the decrease in rooms expense was partially offset by increased travel agent commissions as more rooms were sold through commissionable channels than in the prior year.

Food and beverage expense decreased 9.7% to $11.9 million for the three months ended June 30, 2012 compared to $13.1 million for the three months ended June 30, 2011. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Partially offsetting this decrease were increases related to the CGM Transaction, discussed above, and the consolidation of previously unconsolidated food and beverage operations at our London hotels.

Other departmental expense decreased 11.3% to $0.9 million for the three months ended June 30, 2012 compared to $1.0 million for the three months ended June 30, 2011. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results for these three hotels during all periods presented, our Owned Hotels experienced a slight decrease of 2.8%.

Hotel selling, general and administrative expense decreased 13.8% to $9.3 million for the three months ended June 30, 2012 compared to $10.8 million for the three months ended June 30, 2011. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results of these hotels during all periods presented, our Owned Hotels selling, general and administrative expense decreased by 8.5% primarily due to reductions in expenses as a result of decreased occupancies at our Owned Hotels and a decrease in energy costs at Hudson due to the ongoing renovation, as hotel rooms were out of service.

Property taxes, insurance and other expense decreased 2.5% to $3.6 million for the three months ended June 30, 2012 compared to $3.7 million for the three months ended June 30, 2011. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results of these hotels during all periods presented, our Owned Hotels selling, property taxes, insurance and other expense increased by 4.6% primarily as a result of the scheduled reduction in incentive tax credits at Hudson impacting the three months ended June 30, 2012 as compared to the same period in 2011.

Corporate expenses, including stock compensation increased 11.2% to $9.0 million for the three months ended June 30, 2012 compared to $8.0 million for the three months ended June 30, 2011. This increase was primarily due to the acquisition of The Light Group.

Depreciation and amortization increased 40.4% to $5.9 million for the three months ended June 30, 2012 compared to $4.2 million for the three months ended June 30, 2011. This increase was primarily due to increased depreciation expense related to the completion of the renovation at Delano during the first quarter of 2012. Slightly offsetting this increase is the impact of the sale in May 2011 of three hotels we previously owned.

Restructuring, development and disposal costs decreased 46.4% to $2.0 million for the three months ended June 30, 2012 compared to $3.8 million for the three months ended June 30, 2011. This decrease was primarily due to severance costs related to employee and executive restructurings incurred during the three months ended June 30, 2011, for which there were no comparable costs incurred during the same period in 2012.

Interest expense, net decreased 18.1% to $8.2 million for the three months ended June 30, 2012 compared to $10.0 million for the three months ended June 30, 2011. This decrease was primarily due to a decrease in financing fees incurred during the three months ended June 30, 2012 as compared to the same period in 2011. During 2011, we had higher financing fees related to the then outstanding debt secured by Hudson, which was refinanced in August 2011 and the then outstanding debt secured by Mondrian Los Angeles, which was repaid in connection with the hotel’s sale in May 2011.

Equity in loss of unconsolidated joint ventures resulted in a loss of $2.7 million for the three months ended June 30, 2012 compared to a loss of $0.9 million for the three months ended June 30, 2011. This decrease was primarily due to the fact that we no longer record our share of equity in earnings or losses on a majority of our unconsolidated joint ventures, as they have been fully impaired.

The components of RevPAR from our comparable Joint Venture Hotels for the three months ended June 30, 2012 and 2011, which includes Shore Club, Mondrian South Beach, Ames and Mondrian SoHo, but excludes San Juan Water and Beach Club in Isla Verde, Puerto Rico, which we managed until July 13, 2011, and Sanderson and St Martins Lane, in which we sold our ownership interest in November 2011, are summarized as follows:

	Three Months Ended
	June 30, 2012	June 30, 2011	Change ($)	Change (%)
Occupancy	71.2%	71.8%	—	(0.9)%
ADR	$287	$271	$16	5.6%
RevPAR	$204	$195	$9	4.6%

Gain on asset sales resulted in income of $2.0 million for the three months ended June 30, 2012 compared to $0.6 million for the three months ended June 30, 2011. This income was related to the recognition of gains we recorded on the sales of Royalton, Morgans and Mondrian Los Angeles, all of which occurred in May 2011, and the sale of our 50% ownership in the entity that owned Sanderson and St Martins Lane, which occurred in November 2011. As we have significant continuing involvement with these hotels through long-term management agreements, the gains on sales are deferred and recognized over the initial term of the related management agreement.

Other non-operating expenses increased to $1.9 million for the three months ended June 30, 2012 as compared to $0.9 million for the three months ended June 30, 2011. This increase in expense is primarily the result of the increase in fair value of the TLG Promissory Notes (as defined below), discussed in note 6.

Income tax expense (benefit) resulted in an expense of $0.1 million for the three months ended June 30, 2012 as compared to $0.4 million for the three months ended June 30, 2011. The slight change was primarily due to overall operating performance of the quarter.

Loss from discontinued operations, net of tax resulted in an immaterial amount of loss for the three months ended June 30, 2011, for which there was no comparable loss recorded during the three months ended June 30, 2012. The loss recorded in 2011 relates to the transfer of our ownership interests in January 2011 of the property across the street from Delano South Beach to a third party.

Operating Results

Comparison of Six Months Ended June 30, 2012 to Six Months Ended June 30, 2011

The following table presents our operating results for the six months ended June 30, 2012 and 2011, including the amount and percentage change in these results between the two periods. The consolidated operating results for the six months ended June 30, 2012 is comparable to the consolidated operating results for the six months ended June 30, 2011, with the exception of Mondrian Los Angeles, which we owned until May 3, 2011, Royalton and Morgans, which we owned until May 23, 2011, Hard Rock, which we managed until March 1, 2011, Mondrian SoHo, which opened in February 2011, the completion of the CGM Transaction in June 2011 resulting in our full ownership of certain food and beverage operations previously owned through a 50/50 joint venture, the management of the San Juan Water and Beach Club, which was terminated effective July 13, 2011, our 50% ownership interest in Sanderson and St Martins Lane, which we sold in November 2011, and the acquisition of TLG in November 2011. The consolidated operating results are as follows:

	Six Months Ended
	June 30, 2012	June 30, 2011	Changes ($)	Changes (%)
	(Dollars in thousands)
Revenues:
Rooms	$46,619	$64,519	$(17,900)	(27.7)%
Food and beverage	29,376	33,641	(4,265)	(12.7)
Other hotel	2,459	3,749	(1,290)	(34.4)

Total hotel revenues	78,454	101,909	(23,455)	(23.0)
Management fee-related parties and other income	12,632	6,704	5,928	88.4

Total revenues	91,086	108,613	(17,527)	(16.1)

Operating Costs and Expenses:
Rooms	15,438	20,859	(5,421)	(26.0)
Food and beverage	24,595	28,237	(3,642)	(12.9)
Other departmental	1,826	2,247	(421)	(18.7)
Hotel selling, general and administrative	18,786	23,350	(4,564)	(19.5)
Property taxes, insurance and other	7,566	7,889	(323)	(4.1)

Total hotel operating expenses	68,211	82,582	(14,371)	(17.4)
Corporate expenses, including stock compensation	16,627	18,883	(2,256)	(11.9)
Depreciation and amortization	11,610	12,572	(962)	(7.7)
Restructuring, development and disposal costs	4,244	8,393	(4,149)	(49.4)

Total operating costs and expenses	100,692	122,430	(21,738)	(17.8)

Operating loss	(9,606)	(13,817)	4,211	(30.5	) (1)
Interest expense, net	16,004	19,008	(3,004)	(15.8)
Equity in loss of unconsolidated joint venture	3,616	10,393	(9,385)	(90.3)
Gain on asset sales	(3,991)	(620)	(3,371)		(1)
Other non-operating expenses	2,462	2,269	193	8.5

Loss before income tax expense	(27,697)	(44,867)	17,170	(38.3)
Income tax expense	314	293	21	7.2

Net loss from continuing operations	(28,011)	(45,160)	17,149	(38.0)
Income from discontinued operations, net of tax	—	485	(485)	(100.0)

Net loss	(28,011)	(44,675)	16,664	(37.3)
Net loss attributable to noncontrolling interest	337	1,208	(871)	(72.1)

Net loss attributable to Morgans Hotel Group	(27,674)	(43,467)	15,793	(36.3)
Preferred stock dividends and accretion	(5,368)	(4,416)	(952)	21.6

Net loss attributable to common stockholders	$(33,042)	$(47,883)	$14,841	(31.0)%

(1)	Not meaningful.

Total Hotel Revenues. Total hotel revenues decreased 23.0% to $78.5 million for the six months ended June 30, 2012 compared to $101.9 million for the six months ended June 30, 2011. This decrease was primarily due to the sale in May 2011 of three hotels we previously owned. The components of RevPAR from our Owned Hotels, which consisted, as of June 30, 2012, of Hudson, Delano South Beach and Clift, for the six months ended June 30, 2012 and 2011 are summarized as follows:

	Six Months Ended
	June 30, 2012	June 30, 2011	Change ($)	Change (%)
Occupancy	69.6%	80.9%	—	(14.0)%
ADR	$263	$241	$22	8.9%
RevPAR	$183	$195	$(12)	(6.3)%

RevPAR from our Owned Hotels decreased 6.3% to $183 for the six months ended June 30, 2012 compared to $195 for the six months ended June 30, 2011. During the six months ended June 30, 2012, Delano South Beach and Hudson were under renovation.

Rooms revenue decreased 27.7% to $46.6 million for the six months ended June 30, 2012 compared to $64.5 million for the six months ended June 30, 2011. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results of these three hotels during all periods presented, our Owned Hotels rooms revenue decreased 5.8%, consistent with the decrease in RevPAR which was primarily attributable to the ongoing renovations at Delano South Beach and Hudson, discussed above.

Food and beverage revenue decreased 12.7% to $29.4 million for the six months ended June 30, 2012 compared to $33.6 million for the six months ended June 30, 2011. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Slightly offsetting this decrease were increases related to the CGM Transaction, in which we purchased the remaining 50% interest from our joint venture partner in certain food and beverage operations at our hotels, and the consolidation of previously unconsolidated food and beverage operations at our London hotels.

Other hotel revenue decreased 34.4% to $2.5 million for the six months ended June 30, 2012 compared to $3.7 million for the six months ended June 30, 2011. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results for these three hotels during all periods presented, our Owned Hotels other hotel revenue decreased 9.7%. This trend is consistent with the decrease in rooms revenue noted above, although the decrease in other hotel revenue was further impacted by the fact that, effective January 2012, Hudson no longer offers a minibar which eliminated other hotel revenue associated with minibar sales. Additionally, beginning in July 2011 and February 2012, respectively, Hudson and Delano no longer charge for standard internet connectivity.

Management Fee—Related Parties and Other Income. Management fee—related parties and other income increased by 88.4% to $12.6 million for the six months ended June 30, 2012 compared to $6.7 million for the six months ended June 30, 2011. This increase was primarily due to management fees earned through our contracts with MGM acquired as part of our acquisition of TLG in November 2011.

Operating Costs and Expenses

Rooms expense decreased 26.0% to $15.4 million for the six months ended June 30, 2012 compared to $20.9 million for the six months ended June 30, 2011. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results of these three hotels during all periods presented, our Owned Hotels rooms expense increased 0.1% primarily as a result of increased travel agent commissions as more rooms were sold through commissionable channels than in the prior year.

Food and beverage expense decreased 12.9% to $24.6 million for the six months ended June 30, 2012 compared to $28.2 million for the six months ended June 30, 2011. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Partially offsetting this decrease were increases related to the CGM Transaction, discussed above, and the consolidation of previously unconsolidated food and beverage operations at our London hotels.

Other departmental expense decreased 18.7% to $1.8 million for the six months ended June 30, 2012 compared to $2.2 million for the six months ended June 30, 2011. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results for these three hotels during all periods presented, our Owned Hotels experienced an increase of 1.4%. This increase is not consistent with the decrease in other departmental revenues, since we continue to incur the expenses related to internet connectivity, but we no longer charge hotel guests for this service at Hudson and Delano.

Hotel selling, general and administrative expense decreased 19.5% to $18.8 million for the six months ended June 30, 2012 compared to $23.4 million for the six months ended June 30, 2011. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results of these hotels during all periods presented, our Owned Hotels selling, general and administrative expense decreased by 2.3%.

Property taxes, insurance and other expense decreased 4.1% to $7.6 million for the six months ended June 30, 2012 compared to $7.9 million for the six months ended June 30, 2011. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results of these hotels during all periods presented, our Owned Hotels selling, property taxes, insurance and other expense increased by 2.1% primarily as a result of the scheduled reduction in incentive tax credits at Hudson impacting the six months ended June 30, 2012 as compared to the same period in 2011.

Corporate expenses, including stock compensation decreased 11.9% to $16.6 million for the six months ended June 30, 2012 compared to $18.9 million for the six months ended June 30, 2011. This decrease was primarily due to increased stock compensation expense recognized during the six months ended June 30, 2011 due to the accelerated vesting of unvested equity awards granted to our former Chief Executive Officer and our former President in connection with their separation from the Company in March 2011 and increased corporate expenses recognized during the six months ended June 30, 2011 as a result of executive and other employee stock compensation related severance costs.

Depreciation and amortization decreased 7.7% to $11.6 million for the six months ended June 30, 2012 compared to $12.6 million for the six months ended June 30, 2011. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results of these three hotels during all periods presented, our Owned Hotels depreciation and amortization decreased 3.4% during the six months ended June 30, 2012 as compared to the same period in 2011, due to assets becoming fully depreciated offset by increased depreciation expense related to the completion of the renovation at Delano during the first quarter of 2012.

Restructuring, development and disposal costs decreased 49.4% to $4.2 million for the six months ended June 30, 2012 compared to $8.4 million for the six months ended June 30, 2011. This decrease was primarily due to severance costs related to employee and executive restructurings incurred during the six months ended June 30, 2011, for which there were no comparable costs incurred during the same period in 2012.

Interest expense, net decreased 15.8% to $16.0 million for the six months ended June 30, 2012 compared to $19.0 million for the six months ended June 30, 2011. This decrease was primarily due to a decrease in financing fees incurred during the six months ended June 30, 2012 as compared to the same period in 2011. During 2011, we had higher financing fees related to the then outstanding debt secured by Hudson, which was refinanced in August 2011 and the then outstanding debt secured by Mondrian Los Angeles, which was repaid in connection with the hotel’s sale in May 2011.

Equity in loss of unconsolidated joint ventures resulted in a loss of $3.6 million for the six months ended June 30, 2012 compared to a loss of $10.4 million for the six months ended June 30, 2011. During March 2011 we recognized expenses related to the Hard Rock settlement, described in note 4 to the consolidated financial statements, for which there was no comparable loss recorded during the same period in 2012. Additionally, this decrease was due to the fact that we no longer record our share of equity in earnings or losses on a majority of our unconsolidated joint ventures, as they have been fully impaired.

The components of RevPAR from our comparable Joint Venture Hotels for the six months ended June 30, 2012 and 2011, which includes Shore Club, Mondrian South Beach and Ames, but excludes the Hard Rock, which we managed until March 1, 2011, Mondrian SoHo, which opened in February 2011, San Juan Water and Beach Club in Isla Verde, Puerto Rico, which we managed until July 13, 2011, and Sanderson and St Martins Lane, which we sold our ownership interest in November 2011, are summarized as follows:

	Six Months Ended
	June 30, 2012	June 30, 2011	Change ($)	Change (%)
Occupancy	69.2%	66.7%	—	3.8%
ADR	$291	$279	$12	4.1%
RevPAR	$201	$186	$15	8.1%

Gain on asset sales resulted in income of $4.0 million for the six months ended June 30, 2012 compared to $0.6 million for the six months ended June 30, 2011. This income was related to the recognition of gains we recorded on the sales of Royalton, Morgans and Mondrian Los Angeles, all of which occurred in May 2011, and our 50% ownership in the entity that owned Sanderson and St Martins Lane, which occurred in November 2011. As we have significant continuing involvement with these hotels through long-term management agreements, the gains on sales are deferred and recognized over the initial term of the related management agreement.

Other non-operating expenses increased 8.5% to $2.5 million for the six months ended June 30, 2012 as compared to $2.3 million for the six months ended June 30, 2011. This increase was primarily the result of the increase in fair value of the TLG Promissory Notes, discussed in note 6. Offsetting this increase was a decrease related to our executive restructuring efforts which occurred during the six months ended June 30, 2011 for which there is no comparable expense incurred during the same period in 2012.

Income tax expense changed an immaterial amount, resulting in an expense of $0.3 million for the six months ended June 30, 2012 as compared to $0.3 million for the six months ended June 30, 2011.

Income from discontinued operations, net of tax resulted in income of $0.5 million for the six months ended June 30, 2011, for which there was no comparable income recorded during the six months ended June 30, 2012. The income recorded in 2011 relates to the transfer of our ownership interests in January 2011 of the property across the street from Delano South Beach to a third party.

Liquidity and Capital Resources

As of June 30, 2012, we had approximately $8.2 million in cash and cash equivalents, and the amount of borrowings available under our revolving credit facility was $52.0 million, net of $20.0 million of outstanding borrowings and $10.0 million of posted letters of credit. As of June 30, 2012, total restricted cash was $6.1 million.

We have both short-term and long-term liquidity requirements as described in more detail below.

Liquidity Requirements

Short-Term Liquidity Requirements. We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred by us or our consolidated subsidiaries within the next 12 months and believe those requirements currently consist primarily of funds necessary to pay operating expenses and other expenditures directly associated with our properties, including the funding of our reserve accounts, capital commitments associated with certain of our development projects and existing hotels, and the completion of our renovation at Hudson.

We are obligated to maintain reserve funds for capital expenditures at our Owned Hotels as determined pursuant to our debt or lease agreements related to such hotels, with the exception of Delano South Beach. Our Joint Venture Hotels and our Managed Hotels generally are subject to similar obligations under our management agreements or under debt agreements related to such hotels. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. Such agreements typically require us to reserve funds at amounts equal to 4% of the hotel’s revenues and require the funds to be set aside in restricted cash. In addition, our F&B Venture requires restricted cash between 2% to 4% of gross revenues of the restaurant to be to set aside for future replacement or refurbishment of furniture, fixtures and equipment.

We intend to utilize the majority of our liquidity to fund growth and development efforts, renovations at existing hotels and infrastructure improvements. We may also use cash to repay outstanding debt.

We are focused on growing our portfolio, primarily with our core brands, in major gateway markets and key resort destinations. In order to obtain long term management contracts, we have committed to contribute capital in various forms on hotel development projects. These include equity investments, key money and cash flow guarantees to hotel owners. The cash flow guarantees generally have a stated maximum amount of funding and a defined term. The terms of the cash flow guarantees to hotel owners generally require us to fund if the hotels do not attain specified levels of operating profit. Often, cash flow guarantees to hotel owners may be recoverable as loans repayable to us out of future hotel cash flows and/or proceeds from the sale of hotels.

For example, in December 2011, we announced a new hotel management agreement for an approximately 128 room Mondrian-branded hotel to be located in the Old City area of Istanbul, Turkey. The hotel is scheduled to open in 2014. In December 2011 and January 2012, we contributed an aggregate of $10.4 million, $5.1 of which was funded in January 2012, in the form of equity and key money and will have a 20% ownership interest in the venture owning the hotel. We have no additional funding commitments in connection with this project.

On June 19, 2012, we announced agreements with a Moroccan entrepreneur for the management of two properties in Marrakech, Morocco — a 73 room Delano-branded hotel scheduled to open in September 2012 and a 69 room Mondrian-branded hotel scheduled to open in late 2013, both pursuant to 15-year management agreements. Under the Delano agreement, we agreed to contribute $2.5 million in key money prior to the hotel opening in September 2012, which funds are refundable if the hotel fails to open by September 30, 2012.

At Hudson, where renovations began in the fourth quarter of 2011, as of August 1, 2012, approximately 70% of the guestrooms have been renovated and are back in service. The remaining guest rooms are expected to be fully renovated and in service in September 2012. We also plan to convert 31 SRO units into guest rooms at an estimated cost of approximately $150,000 per room, and expect to have these new rooms in service by the end of October 2012 bringing the total number of rooms at Hudson to 865. Additionally, we are making progress with new food and beverage concepts at Hudson, including renovations to the existing restaurant and Hudson Bar, which we expect to debut in the fourth quarter of 2012. To date, we have spent approximately $17.5 million on room and corridor renovations, $6.8 million of which was spent in the second quarter of 2012, and intend to spend an additional $12 to $13 million to complete all of these projects at Hudson.

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

Our Series A Preferred Securities, defined and discussed further below in “—Debt”, have an 8% dividend rate until October 15, 2014, a 10% dividend rate from October 15, 2014 to October 15, 2016, and a 20% dividend rate thereafter. The cumulative unpaid dividends also have a dividend rate equal to the dividend rate on the Series A Preferred Securities. We have the option to accrue any and all dividend payments, and as of June 30, 2012, have not declared any dividends. As of June 30, 2012, we have undeclared dividends of approximately $18.3 million. We have the option to redeem any or all of the Series A preferred securities at any time.

Other long-term liquidity requirements include our obligations under our Convertible Notes, defined and discussed further below in “—Debt”, which mature in October 2014, Hudson mortgage debt, which matures in August 2013 with three one-year extension options, Delano Credit Facility, which expires in July 2014, TLG promissory notes, which mature in November 2015, trust preferred securities, and the Clift lease, each as described under “—Debt.” Additionally, as part of our acquisition of TLG, each of Messrs. Sasson and Masi received the right to require Morgans Group to purchase his 5% equity interest in TLG at any time after the third anniversary of the closing date of the acquisition at a purchase price equal to his percentage equity ownership interest multiplied by the product of seven times the Non-Morgans EBITDA for the preceding 12 months, subject to certain adjustments (the “Sasson-Masi Put Options”). The aggregate purchase price for the Sasson-Masi Put Options, which become exercisable in December 2014, would have been an estimated $6.1 million based on the contractual formula applied as of June 30, 2012.

We anticipate we will need to renovate Clift in the next few years, which will require additional capital that we expect to fund from the sources described below.

Additionally, as our new managed hotels are developed, to the extent we have committed to contribute key money or equity, these amounts will come due prior to the hotel opening. As of June 30, 2012, our long term key money commitments were approximately $26.9 million and our potential funding under cash flow guarantees at the maximum amount under the applicable contracts for hotels under development was $31.6 million. Financing for some of our development projects has not yet been identified. Given the uncertain economic environment and continuing challenging conditions in the credit markets, these and other projects may not be able to obtain adequate project financing in a timely manner or at all. If adequate project financing is not obtained, these projects may need to be limited in scope, deferred or cancelled altogether, and to the extent we have previously funded key money on a cancelled project, we may be unable to recover the amounts funded.

Sources of Liquidity. Historically, we have satisfied our short-term and long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, equity and debt offerings, long-term mortgages and mezzanine loans on our properties, and more recently, cash generated through asset dispositions . In the future, we may require additional debt or equity financings to satisfy both our short-term and long-term liquidity requirements or may need to access other sources. These sources may include joint venture transactions and new financing opportunities, which may involve the restructuring of our outstanding debt or preferred securities, the disposition of assets and businesses, and the repurchase from time to time of our outstanding debt securities in open market transactions or otherwise. Given the uncertain economic environment and continuing challenging conditions in the credit markets, however, we may not be able to access any of these sources or obtain financings on terms acceptable to us or at all. We will continue to explore various options from time to time as necessary for our liquidity requirements or advantageous in pursuing our business strategy.

Although the credit and equity markets remain challenging, we believe that these sources of capital will become available to us in the future to fund our long-term liquidity requirements. However, our ability to obtain additional debt is dependent upon a number of factors, including our degree of leverage, borrowing restrictions imposed by existing lenders and general market conditions. We will continue to analyze which source of capital is most advantageous to us at any particular point in time.

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

Morgans Group and affiliates of our joint venture partner have agreed to provide standard nonrecourse carve-out guaranties and provide certain limited indemnifications for the Mondrian South Beach mortgage and mezzanine loans. In the event of a default, the lenders’ recourse is generally limited to the mortgaged property or related equity interests, subject to standard nonrecourse carve-out guaranties for “bad boy” type acts. Morgans Group and affiliates of our joint venture partner also agreed to guaranty the joint venture’s obligation to reimburse certain expenses incurred by the lenders and indemnify the lenders in the event such lenders incur liability in connection with certain third-party actions. Morgans Group and affiliates of our joint venture partner have also guaranteed the joint venture’s liability for the unpaid principal amount of any seller financing note provided for condominium sales if such financing or related mortgage lien is found unenforceable, provided they shall not have any liability if the seller financed unit becomes subject again to the lien of the lender mortgage or title to the seller financed unit is otherwise transferred to the lender or if such seller financing note is repurchased by Morgans Group and/or affiliates of our joint venture at the full amount of unpaid principal balance of such seller financing note. In addition, although construction is complete and Mondrian South Beach opened on December 1, 2008, Morgans Group and affiliates of our joint venture partner may have continuing obligations under construction completion guaranties until all outstanding payables due to construction vendors are paid. As of June 30, 2012, there are remaining payables outstanding to vendors of approximately $1.0 million. Pursuant to a letter agreement with the lenders for the Mondrian South Beach loan, the joint venture agreed that these payables, many of which are currently contested or under dispute, will not be paid from operating funds but only from tax abatements and settlements of certain lawsuits. In the event funds from tax abatements and settlements of lawsuits are insufficient to repay these amounts in a timely manner, we and our joint venture partner are required to fund the shortfall amounts.

We and affiliates of our joint venture partner also have each agreed to purchase approximately $14 million of condominium units under certain conditions, including an event of default. In the event of a default under the lender’s mortgage or mezzanine loan, the joint venture partners are obligated to purchase selected condominium units, at agreed-upon sales prices, having aggregate sales prices equal to 1/2 of the lesser of $28.0 million, which is the face amount outstanding on the lender’s mezzanine loan, or the then outstanding principal balance of the lender’s mezzanine loan. The joint venture is not currently in an event of default under the mortgage or mezzanine loan. We have not recognized a liability related to the construction completion or the condominium purchase guarantees.

Mondrian SoHo. On July 31, 2010, the lender amended the debt financing on the property to provide for, among other things, extensions of the maturity date of the mortgage loan secured by the hotel to November 2011 with extension options through 2015, subject to certain conditions including a minimum debt service coverage test calculated, as set forth in the loan agreement, based on ratios of net operating income to debt service for the three months ended September 30, 2011 of 1:1 or greater. The joint venture achieved the required 1:1 coverage ratio as of September 30, 2011 and the maturity of this debt was extended to November 2012. The joint venture has additional extension options available in 2012 subject to similar conditions including a minimum debt service coverage test calculated, as set forth in the loan agreement, based on ratios of net operating income to debt service for the twelve months ended September 30, 2012 of 1.1:1.0 or greater. The joint venture may not be able achieve this debt service coverage test or refinance the outstanding debt upon maturity. Additionally, there may be cash shortfalls from the operations of the hotel from time to time and there may not be enough operating cash flow to cover debt service payments in all months going forward, which could require additional fundings by us and our joint venture partner. In 2012, through June 30, we have funded approximately $1.0 million in cash shortfalls at Mondrian SoHo, which have been treated in part as additional capital contributions and in part as loans from our management company subsidiary. The joint venture is discussing various options with the lenders, although there can be no assurance the joint venture will be able to extend the maturity date of the debt on a timely basis or at all. We do not intend to commit significant additional monies toward the repayment of the loan or the funding of operating deficits.

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

Ames. As of June 30, 2012, the joint venture’s outstanding mortgage debt secured by the hotel was $46.5 million. In October 2010, the mortgage loan matured, and the joint venture did not satisfy the conditions necessary to exercise the first of two remaining one-year extension options available under the loan, which included funding a debt service reserve account, among other things. As a result, the mortgage lender for Ames served the joint venture with a notice of default and acceleration of debt. In February 2011, the joint venture reached an agreement with the lender whereby the lender waived the default, reinstated the loan and extended the loan maturity date until October 9, 2011. In September 2011, the joint venture partners funded their pro rata shares of the debt service reserve account, of which our contribution was $0.3 million, and exercised the one remaining extension option available on the mortgage debt. As a result, the mortgage debt secured by Ames will mature on October 9, 2012. Unless the joint venture can refinance the debt or obtain an extension of the maturity date, the joint venture may not be able to repay the mortgage at maturity. The joint venture is discussing various options with the lenders, although there can be no assurance the joint venture will be able to extend the maturity date of the debt on a timely basis or at all. Additionally, there may be cash shortfalls from the operations of the hotel from time to time and there may not be enough operating cash flow to cover debt service payments in all months going forward, which could require additional fundings by us and our joint venture partner. We do not intend to commit significant monies toward the repayment of the joint venture loan or the funding of operating deficits.

Additionally, the development of the hotel qualified for federal and state historic rehabilitation tax credits which were sold for approximately $16.9 million. In the event of foreclosure and certain other transfers, we are jointly and severally liable for certain federal historic tax credit recapture liabilities. These liabilities reduce over time, but as of June 30, 2012, were estimated at approximately $14.4 million, of which our pro rata share is $4.5 million.

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

Potential Litigation. We may have potential liability in connection with certain claims by a designer for which we have accrued $13.9 million as of June 30, 2012, as discussed in note 5 of our consolidated financial statements.

Other Possible Uses of Capital. As we pursue our growth strategy, we may continue to invest in new management agreements through key money, equity investments and cash flow guarantees. To fund any such future investments, we may from time to time pursue various potential financing opportunities available to us.

We have a number of additional development projects signed or under consideration, some of which may require equity investments, key money or credit support from us. In addition, through certain cash flow guarantees, we may have potential future fundings for hotels under development.

Comparison of Cash Flows for the Six Months Ended June 30, 2012 to the Six Months Ended June 30, 2011

Operating Activities. Net cash used in operating activities was $15.0 million for the six months ended June 30, 2012 as compared to net cash used in operating activities of $5.1 million for the six months ended June 30, 2011. This increase in cash used was primarily due to a decline in operating results at Delano South Beach and Hudson, two of our Owned Hotels, which were under renovation during the six months ended June 30, 2012.

Investing Activities. Net cash used in investing activities amounted to $25.6 million for the six months ended June 30, 2012 as compared to net cash provided by investing activities of $240.6 million for the six months ended June 30, 2011. The change was primarily related to the net proceeds we received from the sale of Mondrian Los Angeles, Royalton and Morgans during May 2011 slightly offset by the purchase of joint venture interests in certain food and beverage entities in CGM in June 2011. Cash used in investing activities for the six months ended June 30, 2012 were related to renovation costs incurred at Delano South Beach and Hudson, two of our Owned Hotels which were under renovation during the six months ended June 30, 2012.

Financing Activities. Net cash provided by financing activities amounted to $19.2 million for the six months ended June 30, 2012 as compared to net cash used in financing g activities of $131.2 million for the six months ended June 30, 2011. This change is primarily due to the repayment of debt associated with the three hotels we sold during May 2011, for which there was no comparable transaction during 2012. The cash provided by financing during the six months ended June 30, 2012 was primarily due to increased funds being borrowed from our revolving credit facility to fund our Owned Hotels renovations and investments in hotels under development.

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

On August 12, 2011, certain of our subsidiaries entered into a new mortgage financing with Deutsche Bank Trust Company Americas (“Primary Lender”) and the other institutions party thereto from time to time (“Securitized Lenders”), consisting of two mortgage loans, each secured by Hudson and treated as a single loan once disbursed, in the following amounts: (1) a $115.0 million mortgage loan that was funded at closing, and (2) a $20.0 million delayed draw term loan, which will be available to be drawn over a 15-month period, subject to achieving a debt yield ratio of at least 9.5% (based on net operating income for the prior 12 months) after giving effect to each additional draw (collectively, the “Hudson 2011 Mortgage Loan”). We do not believe we will achieve the debt yield ratio necessary to allow us to borrow the additional $20.0 million term loan before the option expires.

Proceeds from the Hudson 2011 Mortgage Loan, cash on hand and cash held in escrow were applied to repay $201.2 million of outstanding mortgage debt under the Amended Hudson Mortgage and to repay $26.5 million of outstanding indebtedness under the Hudson mezzanine loan, and pay fees and expenses in connection with the financing.

On December 7, 2011, we entered into a technical amendment with the Primary Lender whereby the Hudson 2011 Mortgage Loan is subject to an interest rate of 30-day LIBOR (with a minimum of 1.0%) plus 5.0%, at the Primary Lender’s option. At June 30, 2012, $28.0 million of the Hudson 2011 Mortgage Loan bore interest at a reserve adjusted blended rate of 30-day LIBOR (with a minimum of 1.0%) plus 4.0%. The remaining $87.0 million of the Hudson 2011 Mortgage Loan which was sold to the Securitized Lenders bore interest at a reserve adjusted blended rate of 30-day LIBOR (with a minimum of 1.0%) plus 5.0%.

We maintain an interest rate cap for the amount of the Hudson 2011 Mortgage Loan that will cap the LIBOR rate on the debt under the full amount of the Hudson 2011 Mortgage Loan at approximately 3.0% through the maturity date of the loan.

The Hudson 2011 Mortgage Loan matures on August 12, 2013. We have three one-year extension options that permit us to extend the maturity date of the Hudson 2011 Mortgage Loan to August 12, 2016 if certain conditions are satisfied at each respective extension date. The first two extension options require, among other things, the borrowers to maintain a debt service coverage ratio of at least 1-to-1 for the 12 months prior to the applicable extension dates. The third extension option requires, among other things, the borrowers to achieve a debt yield ratio of at least 13.0% (based on net operating income for the prior 12 months).

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

Clift. We lease Clift under a 99-year nonrecourse lease agreement expiring in 2103. The lease is accounted for as a financing with a liability balance of $88.0 million at June 30, 2012.

Due to the amount of the payments stated in the lease, which increase periodically, and the economic environment in which the hotel operates, our subsidiary that leases Clift is not always able to operate Clift at a profit and Morgans Group may fund cash shortfalls sustained at Clift in order to enable our subsidiary to make lease payments from time to time. On March 1, 2010, however, we discontinued subsidizing the lease payments and stopped making the scheduled monthly payments. On May 4, 2010, the lessors under the Clift ground lease filed a lawsuit against Clift Holdings LLC, which the court dismissed on June 1, 2010. On June 8, 2010, the lessors filed a new lawsuit and on June 17, 2010, we and our subsidiary filed an affirmative lawsuit against the lessors.

On September 17, 2010, we and our subsidiaries entered into a settlement and release agreement with the lessors under the Clift ground lease, which among other things, effectively provided for the settlement of all outstanding litigation claims and disputes among the parties relating to defaulted lease payments due with respect to the ground lease for the Clift hotel and reduced the lease payments due to the lessors for the period March 1, 2010 through February 29, 2012. Effective March 1, 2012, the annual rent reverted to the rent stated in the lease agreement, which provides for base annual rent of approximately $6.0 million per year through October 2014 increasing in October 2014, and thereafter at 5-year intervals, by a formula tied to increases in the Consumer Price Index, with a maximum increase of 40% and a minimum of 20% at October 2014, and at each payment date thereafter, the maximum increase is 20% and the minimum is 10%. The lease is nonrecourse to us. Morgans Group also entered into a limited guaranty, whereby Morgans Group agreed to guarantee losses of up to $6 million suffered by the lessors in the event of certain “bad boy” type acts.

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

The Delano Credit Facility provides commitments for a $100 million revolving credit facility and includes a $15 million letter of credit sub-facility. The maximum amount of such commitments available at any time for borrowings and letters of credit is determined according to a borrowing base valuation equal to the lesser of (i) 55% of the appraised value of Delano South Beach (the “Florida Property”) and (ii) the adjusted net operating income for the Florida Property divided by 11%. Extensions of credit under the Delano Credit Facility are available for general corporate purposes. The commitments under the Delano Credit Facility may be increased by up to an additional $10 million during the first two years of the facility, subject to certain conditions, including obtaining commitments from any one or more lenders to provide such additional commitments. The commitments under the Delano Credit Facility terminate on July 28, 2014, at which time all outstanding amounts under the Delano Credit Facility will be due and payable. Our availability under the Delano Credit Facility was $82.0 million as of June 30, 2012, of which $20.0 million of borrowings were outstanding and $10.0 million of letters of credit were posted.

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

The Borrowers’ ability to borrow under the Delano Credit Facility is subject to ongoing compliance by us and the Borrowers with various customary affirmative and negative covenants, including limitations on liens, indebtedness, issuance of certain types of equity, affiliated transactions, investments, distributions, mergers and asset sales. In addition, the Delano Credit Facility requires that we and the Borrowers maintain a fixed charge coverage ratio (consolidated EBITDA to consolidated fixed charges) of no less than (i) 1.05 to 1.00 at all times on or prior to June 30, 2012 and (ii) 1.10 to 1.00 at all times thereafter. As of June 30, 2012, our fixed charge coverage ratio was 1.29x.

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

As of the issue date, the fair value of the TLG Promissory Notes was estimated at approximately $15.5 million utilizing a Monte Carlo simulation to estimate the probability of the performance conditions being satisfied. The Monte Carlo simulation used a statistical formula underlying the Black-Scholes and binomial formulas and such simulation was run approximately 100,000 times. For each simulation, the payoff is calculated at the settlement date, which is then discounted to the issue date at a risk-free interest rate. The average of the values over all simulations is the expected value of the unit on the issuance date. Assumptions used in the valuations included factors associated with the underlying performance of our stock price and total stockholder return over the term of the notes including total stock return volatility and risk-free interest. The fair value of the TLG Promissory Notes was estimated as of the issue date using the following assumptions in the Monte-Carlo simulation: expected price volatility for the Company’s stock of 25%; a risk free rate of 0.4%; and no dividend payments over the measurement period.

As of June 30, 2012, the fair value of the TLG Promissory Notes was estimated at approximately $16.8 million using the following assumptions in the Monte-Carlo valuation: expected price volatility for our stock of 25%; a risk free rate of 0.3%; and no dividend payments over the measurement period.

Hudson Capital Leases. We lease two condominium units at Hudson which are reflected as capital leases with balances of $6.1 million at June 30, 2012. Currently annual lease payments total approximately $900,000 and are subject to increases in line with inflation. The leases expire in 2096 and 2098.

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

Capital Expenditures and Reserve Funds

We are obligated to maintain reserve funds for capital expenditures at our Owned Hotels as determined pursuant to our debt or lease agreements related to such hotels, with the exception of Delano South Beach. Our Joint Venture Hotels and our Managed Hotels generally are subject to similar obligations under our management agreements or under debt agreements related to such hotels. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. Such agreements typically require the hotel owners to reserve funds at amounts equal to 4% of the hotel’s revenues and require the funds to be set aside in restricted cash. In addition, the F&B Venture requires the venture to set aside restricted cash of between 2% of gross revenues of the restaurant in 2010 and increasing annually to 4% of gross revenues of the restaurant in 2013 and thereafter. As of June 30, 2012, approximately $0.4 million was available in restricted cash reserves for future capital expenditures under these obligations related to our Owned Hotels.

On March 1, 2012, we completed a $10.8 million renovation at Delano South Beach which began in the third quarter of 2011. The renovations included the re-opening of a newly concepted restaurant, Bianca, improved public areas, such as the Rose Bar and pool and beach bars, a new nightclub, FDR, upgraded exclusive bungalows and suites, and 1,200 square feet of additional meeting space.

At Hudson, where renovations began in the fourth quarter of 2011, as of August 1, 2012, approximately 70% of the guestrooms have been renovated and are back in service. The remaining guest rooms are expected to be fully renovated and in service in September 2012. We also plan to convert 31 SRO units into guest rooms at an estimated cost of approximately $150,000 per room, and expect to have these new rooms in service by the end of October 2012 bringing the total number of rooms at Hudson to 865. Additionally, we are making progress with new food and beverage concepts at Hudson, including renovations to the existing restaurant and Hudson Bar, which we expect to debut in the fourth quarter of 2012. To date, we have spent approximately $17.5 million on room and corridor renovations, $6.8 million of which was spent in the second quarter of 2012, and intend to spend an additional $12 to $13 million to complete all of these projects at Hudson.

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

As of June 30, 2012, we had one interest rate cap outstanding and the fair value of this interest rate cap was insignificant.

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

On October 15, 2009, we entered into a securities purchase agreement with Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P., which we refer to collectively as the Investors. Under the securities purchase agreement, we issued and sold to the Investors (i) $75.0 million of preferred stock comprised of 75,000 shares of the our Series A preferred securities, $1,000 liquidation preference per share, and (ii) warrants to purchase 12,500,000 shares of the Company’s common stock at an exercise price of $6.00 per share. The Yucaipa Warrants have a 7-1/2 year term and are exercisable utilizing a cashless exercise method only, resulting in a net share issuance. The exercise price and number of shares subject to the warrant are both subject to anti-dilution adjustments.

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

Off-Balance Sheet Arrangements

As of June 30, 2012, we had unconsolidated joint ventures that we account for using the equity method of accounting, most of which have mortgage or related debt, as described below. In some cases, we provide nonrecourse carve-out guaranties of joint venture debt, which guaranty is only triggered in the event of certain “bad boy” acts, and other limited liquidity or credit support, as described below.

Mondrian South Beach. We own a 50% interest in Mondrian South Beach, an apartment building which was converted into a condominium and hotel. Mondrian South Beach opened in December 2008, at which time we began operating the property under a 20-year management contract. We also own a 50% interest in a mezzanine financing joint venture with an affiliate of our Mondrian South Beach joint venture partner through which a total of $28.0 million in mezzanine financing was provided to the Mondrian South Beach joint venture. As of June 30, 2012, the joint venture’s outstanding mortgage and mezzanine debt was $74.2 million, which does not include the $28.0 million mezzanine loan provided by the mezzanine financing joint venture.

In April 2010, the Mondrian South Beach joint venture amended its nonrecourse financing secured by the property and extended the maturity date for up to seven years, through extension options until April 2017, subject to certain conditions. Among other things, the amendment allowed the joint venture to accrue all interest through April 2012, allows the joint venture to accrue a portion of the interest thereafter and provides the joint venture the ability to provide seller financing to qualified condominium buyers with up to 80% of the condominium purchase price. The amendment also provides that the $28.0 million mezzanine financing invested in the property by the mezzanine financing joint venture be elevated in the capital structure to become, in effect, on par with the lender’s mezzanine debt so that the mezzanine financing joint venture receives at least 50% of all returns in excess of the first mortgage.

Morgans Group and affiliates of our joint venture partner have agreed to provide standard nonrecourse carve-out guaranties and provide certain limited indemnifications for the Mondrian South Beach mortgage and mezzanine loans. In the event of a default, the lenders’ recourse is generally limited to the mortgaged property or related equity interests, subject to standard nonrecourse carve-out guaranties for “bad boy” type acts. Morgans Group and affiliates of our joint venture partner also agreed to guaranty the joint venture’s obligation to reimburse certain expenses incurred by the lenders and indemnify the lenders in the event such lenders incur liability in connection with certain third-party actions. Morgans Group and affiliates of our joint venture partner have also guaranteed the joint venture’s liability for the unpaid principal amount of any seller financing note provided for condominium sales if such financing or related mortgage lien is found unenforceable, provided they shall not have any liability if the seller financed unit becomes subject again to the lien of the lender’s mortgage or title to the seller financed unit is otherwise transferred to the lender or if such seller financing note is repurchased by Morgans Group and/or affiliates of our joint venture at the full amount of unpaid principal balance of such seller financing note. In addition, although construction is complete and Mondrian South Beach opened on December 1, 2008, Morgans Group and affiliates of our joint venture partner may have continuing obligations under construction completion guaranties until all outstanding payables due to construction vendors are paid. As of June 30, 2012, there are remaining payables outstanding to vendors of approximately $1.0 million. Pursuant to a letter agreement with the lenders for the Mondrian South Beach loan, the joint venture agreed that these payables, many of which are currently contested or under dispute, will not be paid from operating funds but only from tax abatements and settlements of certain lawsuits. In the event funds from tax abatements and settlements of lawsuits are insufficient to repay these amounts in a timely manner, we and our joint venture partner are required to fund the shortfall amounts.

The Mondrian South Beach joint venture was determined to be a variable interest entity as during the process of refinancing the venture’s mortgage in April 2010, its equity investment at risk was considered insufficient to permit the entity to finance its own activities. We determined that we are not the primary beneficiary of this variable interest entity as we do not have a controlling financial interest in the entity. For financial reporting purposes, we believe our maximum exposure to losses as a result of our involvement in the Mondrian South Beach variable interest entity is limited to its current investment, outstanding management fees receivable and advances in the form of mezzanine financing or otherwise, excluding guarantees and other contractual commitments. We have not committed to providing financial support to this variable interest entity, other than as contractually required, and all future funding is expected to be provided by the joint venture partners in accordance with their respective ownership interests in the form of capital contributions loans, or by third parties.

We account for this investment under the equity method of accounting. At June 30, 2012, our investment in Mondrian South Beach was $1.4 million. Our equity in loss of Mondrian South Beach was $2.4 million and $1.0 million for the three months ended June 30, 2012 and 2011, respectively. Our equity in loss of Mondrian South Beach was $2.7 million and $1.5 million for the six months ended June 30, 2012 and 2011, respectively.

Ames. On June 17, 2008, we, Normandy Real Estate Partners, and Ames Hotel Partners, entered into a joint venture to develop the Ames hotel in Boston. Upon the hotel’s completion in November 2009, we began operating Ames under a 20-year management contract. As of June 30, 2012, we had an approximately 31% economic interest in the joint venture.

As of June 30, 2012, the joint venture’s outstanding mortgage debt secured by the hotel was $46.5 million. In September 2011, the joint venture partners funded their pro rata shares of the debt service reserve account, of which our contribution was $0.3 million, and exercised the one remaining extension option available on the mortgage debt. As a result, the mortgage debt secured by Ames will mature October 9, 2012. Unless the joint venture can refinance the debt or obtain an extension of the maturity date, the joint venture may not be able to repay the mortgage at maturity. The joint venture is discussing various options with the lenders, although there can be no assurance the joint venture will be able to extend the maturity date of the debt on a timely basis or at all. Additionally, there may be cash shortfalls from the operations of the hotel from time to time and there may not be enough operating cash flow to cover debt service payments in all months going forward, which could require additional fundings by us and our joint venture partner. We do not intend to commit significant monies toward the repayment of the joint venture loan or the funding of operating deficits.

Additionally, the development of the hotel qualified for federal and state historic rehabilitation tax credits which were sold for approximately $16.9 million. In the event of foreclosure and certain other transfers, we are jointly and severally liable for certain federal historic tax credit recapture liabilities. These liabilities reduce over time, but as of June 30, 2012, were estimated at approximately $14.4 million, of which our pro rata share is $4.5 million.

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

Based on prevailing economic conditions and the upcoming mortgage debt maturity, the joint venture concluded that the hotel was impaired in September 2011. As a result, we wrote down our investment in Ames to zero and recorded our share of the impairment charge of $10.6 million through equity in loss of unconsolidated joint ventures for the year ended December 31, 2011. As of June 30, 2012, our financial statements reflect no value for our investment in the Ames joint venture.

The Ames joint venture was determined to be a variable interest entity during the process of refinancing the venture’s mortgage in October 2011, as its equity investment at risk was considered insufficient to permit the entity to finance its own activities. In October 2011, the joint venture partners funded their pro rata shares of the debt service reserve account, of which our contribution was $0.3 million, in order to complete a refinancing of the outstanding mortgage debt of the venture. We determined that we are not the primary beneficiary of this variable interest entity as we do not have a controlling financial interest in the entity. Because we have written our investment value in the joint venture to zero, for financial reporting purposes, we believe our maximum exposure to losses as a result of our involvement in the Ames variable interest entity is limited to our outstanding management fees receivable, excluding guarantees and other contractual commitments.

We have not committed to providing financial support to this variable interest entity, other than as contractually required and all future funding is expected to be provided by the joint venture partners in accordance with their respective ownership interests in the form of capital contributions or mezzanine financing, or by third parties.

Mondrian SoHo. In June 2007, we contributed approximately $5.0 million for a 20% equity interest in a joint venture with Cape Advisors Inc. to develop a Mondrian hotel in the SoHo neighborhood of New York. The joint venture obtained a loan of $195.2 million to acquire and develop the hotel. Subsequent to the initial fundings, in 2008 and 2009, the lender and Cape Advisors Inc. made cash and other contributions to the joint venture, and we provided $3.2 million of additional funds which were treated as a loans with priority over the equity, to complete the project. During 2010 and 2011, we subsequently funded an aggregate of $5.5 million, all of which were treated as loans.

Additionally, as a result of cash shortfalls at Mondrian SoHo, we funded an additional $1.0 million in 2012, which has been treated in part as additional capital contributions and in part as loans from the management company subsidiary.

Based on the decline in market conditions following the inception of the joint venture and, more recently, the need for additional funding to complete the hotel, we wrote down our investment in Mondrian SoHo to zero in June 2010 and recorded an impairment charge of $10.7 million through equity in loss of unconsolidated joint ventures for the year ended December 31, 2010. We have recorded all additional fundings as impairment charges through equity in loss of unconsolidated joint ventures during the periods the funds were contributed. As of June 30, 2012, our financial statements reflect no value for our investment in the Mondrian SoHo joint venture.

On July 31, 2010, the mortgage loan secured by the hotel was amended to, among other things, provide for extensions of the maturity date to November 2011 with extension options through 2015, subject to certain conditions including a minimum debt service coverage test calculated, as defined, based on ratios of net operating income to debt service of 1:1 or greater.

The hotel achieved the required 1:1 coverage ratio in September 2011 and the debt was extended until November 2012. The joint venture has additional extension options available in 2012 subject to similar conditions including a minimum debt service coverage test calculated, as set forth in the loan agreement, based on ratios of net operating income to debt service for the twelve months ended September 30, 2012 of 1.1:1.0 or greater. The joint venture may not be able to achieve this debt service coverage test or refinance the outstanding debt upon maturity. Additionally, there may be cash shortfalls from the operations of the hotel from time to time and there may not be enough operating cash flow to cover debt service payments in all months going forward, which could require additional fundings by us and our joint venture partner. The joint venture is discussing various options with the lenders, although there can be no assurance the joint venture will be able to extend the maturity date of the debt or refinance it on a timely basis or at all. We do not intend to commit significant additional monies toward the repayment of the loan or the funding of operating deficits.

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

In December 2011, the Mondrian SoHo joint venture was determined to be a variable interest entity as a result of the upcoming debt maturity and recent cash shortfalls, and because its equity was considered insufficient to permit the entity to finance its own activities. However, we determined that we are not its primary beneficiary and, therefore, consolidation of this joint venture is not required. We continue to account for our investment in Mondrian SoHo using the equity method of accounting. Because we have written our investment value in the joint venture to zero, for financial reporting purposes, we believe our maximum exposure to losses as a result of our involvement in the Mondrian SoHo variable interest entity is limited to our outstanding management fees receivable and advances in the form of priority loans, excluding guarantees and other contractual commitments.

Mondrian SoHo opened in February 2011, and we are operating the hotel under a 10-year management contract with two 10-year extension options.

Shore Club. As of June 30, 2012, we owned approximately 7% of the joint venture that owns Shore Club. On September 15, 2009, the joint venture received a notice of default on behalf of the special servicer for the lender on the joint venture’s mortgage loan for failure to make its September monthly payment and for failure to maintain its debt service coverage ratio, as required by the loan documents. On October 7, 2009, the joint venture received a second letter on behalf of the special servicer for the lender accelerating the payment of all outstanding principal, accrued interest, and all other amounts due on the mortgage loan. The lender also demanded that the joint venture transfer all rents and revenues directly to the lender to satisfy the joint venture’s debt. In March 2010, the lender for the Shore Club mortgage initiated foreclosure proceedings against the property in U.S. federal district court. In October 2010, the federal court dismissed the case for lack of jurisdiction. In November 2010, the lender initiated foreclosure proceedings in state court and a bench trial took place in June 2012 during which the trial court granted a default ruling of foreclosure. Entry of a foreclosure judgment has been delayed pending, among other things, relinquishment of jurisdiction from the Florida appeals court to the trial court. We have operated and expect to continue to operate the hotel pursuant to the management agreement during the pendency of these proceedings, which may continue for some additional period of time in the event of post-judgment proceedings, which may include an appeal. However, there can be no assurances as to when a foreclosure sale may take place, or whether we will continue to operate the hotel once foreclosure proceedings are complete.

Mondrian Istanbul. In December 2011, we announced a new hotel management agreement for an approximately 128 room Mondrian-branded hotel to be located in the Old City area of Istanbul, Turkey. Upon completion and opening of the hotel, we will operate the hotel pursuant to a 20-year management agreement, with a 10-year extension option. The hotel is scheduled to open in 2014. As of June 30, 2012, we have contributed a total of $10.4 million in the form of equity and key money and have a 20% ownership interest in the venture owning the hotel.

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

At June 30, 2012, our investment in this food and beverage venture was $1.1 million. Our equity in loss of was $0.2 million for the three months ended June 30, 2012 and $0.4 million for the six months ended June 30, 2012.

Other Development Stage Hotels. We have a number of additional development projects signed or under consideration, some of which may require equity investments, key money or credit support from us. In addition, through certain cash flow guarantees, we may have potential future fundings for hotels under development.

In August 2011, we entered into a hotel management and residential licensing agreement for a 310 room Mondrian-branded hotel, to be the lifestyle hotel destination in the 1,000 acre destination resort metropolis, Baha Mar Resort, in Nassau, The Bahamas. The hotel is scheduled to open in 2014. We are required to fund an aggregate of approximately $10 million of key money just prior to and at opening of the hotel. We have a $10.0 million standby letter of credit outstanding on the Delano Credit Facility for up to 48 months to cover this obligation.

Additionally, we have committed to contribute approximately £9 million, or approximately $15 million, in key money toward the development of Mondrian London, which amount will come due prior to the hotel opening which is expected to be in late 2013 when the development is completed.

On June 12, 2012, we announced that we had entered into a 20-year management agreement for a 200 room Hudson-branded hotel in London. Hudson London is scheduled to open in early 2015.

Additionally, on June 19, 2012 we announced agreements with a Moroccan entrepreneur for the management of two properties in Marrakech, Morocco — a 73 room Delano-branded hotel scheduled to open in September 2012 and a 69 room Mondrian-branded hotel scheduled to open in late 2013, both pursuant to 15-year management agreements. Under the Delano agreement, we agreed to contribute $2.5 million in key money prior to the hotel opening in September 2012, which funds are refundable if the hotel fails to open by September 30, 2012, and under the Mondrian agreement, we agreed to contribute $2.5 million in key money upon the hotel’s opening.

As of June 30, 2012, our key money commitments, which are discussed by development hotel above in “Liquidity Requirements—Short-Term Liquidity Requirements” and “Liquidity Requirements-Long-Term Liquidity Requirements,” were approximately $29.4 million. As of June 30, 2012, potential funding under cash flow guarantees at the maximum amount under the applicable contracts for hotels under development was $31.6 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Some of our outstanding debt has a variable interest rate. As described in “Management’s Discussion and Analysis of Financial Results of Operations — Derivative Financial Instruments” above, we use derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of June 30, 2012, our total outstanding consolidated debt, including capital lease obligations, was approximately $463.4 million, of which approximately $135.0 million, or 29.1%, was variable rate debt. At June 30, 2012, the one month LIBOR rate was 0.24%.

As of June 30, 2012, the $135.0 million of variable rate debt consisted of our outstanding balance of $115.0 million on the Hudson 2011 Mortgage Loan and our $20.0 million of borrowings outstanding under our Delano Credit Facility. In connection with the Hudson 2011 Mortgage Loan, an interest rate cap for 3.0% in the amount of approximately $135.0 million, the full amount available under the mortgage after certain hurdles are met, as discussed above in “— Debt,” was entered into in August 2011, and was outstanding as of June 30, 2012. This interest rate cap matures in August 2013. The outstanding borrowings of $20.0 million on our Delano Credit Facility as of June 30, 2012 are not subject to an interest rate hedge. If interest rates on this $135.0 million variable rate debt increase by 1.0%, or 100 basis points, the increase in interest expense would reduce future pre-tax earnings and cash flows by approximately $1.4 million annually. The maximum annual amount the interest expense would increase on the $115.0 million of variable rate debt outstanding as of June 30, 2012 under the Hudson 2011 Mortgage Loan is $3.2 million due to our interest rate cap agreement, which would reduce future pre-tax earnings and cash flows by the same amount annually. If interest rates on this $135.0 million variable rate decrease by 1.0%, the decrease in interest expense would increase pre-tax earnings and cash flow by approximately $1.4 million annually.

As of June 30, 2012, our fixed rate debt, excluding our Hudson capital lease obligation, of $322.2 million consisted of the trust notes underlying our trust preferred securities, the Convertible Notes, the Clift lease, and the TLG Promissory Notes. The fair value of some of these debts is greater than the book value. As such, if interest rates increase by 1.0%, or approximately 100 basis points, the fair value of our fixed rate debt at June 30, 2012, would decrease by approximately $29.1 million. If market rates of interest decrease by 1.0%, or 100 basis points, the fair value of our fixed rate debt at June 30, 2012 would increase by $34.9 million.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. MINE SAFETY DISCLOSURE.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The exhibits listed in the accompanying Exhibit Index are filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORGANS HOTEL GROUP CO.

/s/ MICHAEL J. GROSS
Michael J. Gross
Chief Executive Officer

/s/ RICHARD SZYMANSKI
Richard Szymanski
Chief Financial Officer and Secretary

August 3, 2012

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated May 11, 2006, by and among Morgans Hotel Group Co., MHG HR Acquisition Corp., Hard Rock Hotel, Inc. and Peter Morton (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 17, 2006)

2.2	First Amendment to Agreement and Plan of Merger, dated as of January 31, 2007, by and between Morgans Hotel Group Co., MHG HR Acquisition Corp., Hard Rock Hotel, Inc., (solely with respect to Section 1.6 and Section 1.8 thereof) 510 Development Corporation and (solely with respect to Section 1.7 thereof) Peter A. Morton (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 6, 2007)

3.1	Amended and Restated Certificate of Incorporation of Morgans Hotel Group Co.(incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on February 6, 2006)

3.2	Amended and Restated By-laws of Morgans Hotel Group Co. (incorporated by reference to Exhibit 3.2 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on February 6, 2006)

3.3	Certificate of Designations for Series A Preferred Securities (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

4.1	Specimen Certificate of Common Stock of Morgans Hotel Group Co. (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on January 17, 2006)

4.2	Junior Subordinated Indenture, dated as of August 4, 2006, between Morgans Hotel Group Co., Morgans Group LLC and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 11, 2006)

4.3	Supplemental Indenture, dated as of November 2, 2009, by and among Morgans Group LLC, the Company and The Bank of New York Mellon Trust Company, National Association (as successor to JPMorgan Chase Bank, National Association), as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 4, 2009)

4.4	Amended and Restated Trust Agreement of MHG Capital Trust I, dated as of August 4, 2006, among Morgans Group LLC, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, and the Administrative Trustees Named Therein (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 11, 2006)

4.5	Amended and Restated Stockholder Protection Rights Agreement, dated as of October 1, 2009, between Morgans Hotel Group Co. and Mellon Investor Services LLC, as Rights Agent (including Forms of Rights Certificate and Assignment and of Election to Exercise as Exhibit A thereto and Form of Certificate of Designation and Terms of Participating Preferred Stock as Exhibit B thereto) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on October 2, 2009)

4.6	Amendment No. 1, dated as of October 15, 2009, to Amended and Restated Stockholder Protection Rights Agreement, dated as of October 1, 2009, between the Registrant and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

4.7	Amendment No. 2, dated as of April 21, 2010, to Amended and Restated Stockholder Protection Rights Agreement, dated as of October 1, 2009, between Morgans Hotel Group Co. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 22, 2010)

4.8	Indenture related to the Senior Subordinated Convertible Notes due 2014, dated as of October 17, 2007, by and among Morgans Hotel Group Co., Morgans Group LLC and The Bank of New York, as trustee (including form of 2.375% Senior Subordinated Convertible Note due 2014) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on October 17, 2007)

4.9	Registration Rights Agreement, dated as of October 17, 2007, between Morgans Hotel Group Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on October 17, 2007)

Exhibit Number	Description

4.10	Form of Warrant for Warrants issued under Securities Purchase Agreement to Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

4.11	Warrant, dated October 15, 2009, issued to Yucaipa American Alliance Fund II, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

4.12	Warrant, dated October 15, 2009, issued to Yucaipa American Alliance Fund II, LLC (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

4.13	Form of Amended Common Stock Purchase Warrants issued under Securities Purchase Agreement to Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 14, 2009)

4.14	Amendment No. 1 to Common Stock Purchase Warrant issued under the Real Estate Fund Formation Agreement to Yucaipa American Alliance Fund II, LLC, dated as of December 11, 2009 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 14, 2009)

4.15	Amendment No. 1 to Common Stock Purchase Warrant issued under the Real Estate Fund Formation Agreement to Yucaipa American Alliance Fund II, LLC, dated as of December 11, 2009 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 14, 2009)

10.1*†	Morgans Hotel Group Co. Amended and Restated 2007 Omnibus Incentive Plan

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1#	XBRL Instance Document

101.2#	XBRL Taxonomy Extension Schema Document

101.3#	XBRL Taxonomy Extension Calculation Linkbase Document

101.4#	XBRL Taxonomy Extension Label Linkbase Document

101.5#	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Denotes a management contract or compensatory plan, contract or arrangement.
#	Furnished, not filed