Form 10-Q
period 2012-09-30
Morgans Hotel Group Co.
filed 2012-11-07
CIK 1342126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of November 7, 2012 was 31,241,847.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Morgans Hotel Group Co.

Consolidated Balance Sheets

(in thousands, except per share data)

	September 30, 2012	December 31, 2011
	(unaudited)	(revised)
ASSETS
Property and equipment, net	$304,233	$289,169
Goodwill	66,572	66,572
Investments in and advances to unconsolidated joint ventures	11,630	10,201
Cash and cash equivalents	8,554	28,855
Restricted cash	7,810	9,938
Accounts receivable, net	14,113	10,827
Related party receivables	5,514	4,142
Prepaid expenses and other assets	7,594	5,293
Deferred tax asset, net	78,779	78,778
Other assets, net	72,224	51,669

Total assets	$577,023	$555,444

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Debt and capital lease obligations	$504,603	$439,905
Accounts payable and accrued liabilities	39,133	36,576
Deferred gain on asset sales	143,427	148,760
Other liabilities	15,052	14,394

Total liabilities	702,215	639,635
Redeemable noncontrolling interest	6,395	5,448
Commitments and contingencies
Preferred stock, $.01 par value; liquidation preference $1,000 per share, 75,000 shares authorized and issued at September 30, 2012 and December 31, 2011, respectively	56,780	54,143
Common stock, $.01 par value; 200,000,000 shares authorized; 36,277,495 shares issued at September 30, 2012 and December 31, 2011, respectively	363	363
Additional paid-in capital	281,983	286,914
Treasury stock, at cost, 5,036,813 and 5,487,289 shares of common stock at September 30, 2012 and December 31, 2011, respectively	(76,804)	(84,543)
Accumulated comprehensive loss	(39)	(38)
Accumulated deficit	(400,289)	(354,302)

Total Morgans Hotel Group Co. stockholders’ deficit	(138,006)	(97,463)
Noncontrolling interest	6,419	7,824

Total deficit	(131,587)	(89,639)

Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$577,023	$555,444

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.

Consolidated Statements of Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Revenues:
Rooms	$24,311	$26,432	$70,930	$90,951
Food and beverage	12,649	15,575	42,025	49,216
Other hotel	1,036	1,271	3,495	5,020

Total hotel revenues	37,996	43,278	116,450	145,187
Management fee-related parties and other income	6,040	3,408	18,672	10,112

Total revenues	44,036	46,686	135,122	155,299
Operating Costs and Expenses:
Rooms	7,818	8,263	23,256	29,122
Food and beverage	10,178	13,664	34,773	41,901
Other departmental	829	870	2,655	3,117
Hotel selling, general and administrative	9,549	9,951	28,335	33,301
Property taxes, insurance and other	3,965	4,247	11,531	12,136

Total hotel operating expenses	32,339	36,995	100,550	119,577
Corporate expenses, including stock compensation of $2.2 million, $1.4 million, $4.8 million, and $7.4 million, respectively	8,675	7,037	25,302	25,920
Depreciation and amortization	5,827	4,833	17,437	17,405
Restructuring, development and disposal costs	3,460	2,125	7,704	10,518

Total operating costs and expenses	50,301	50,990	150,993	173,420
Operating loss	(6,265)	(4,304)	(15,871)	(18,121)
Interest expense, net	8,344	8,775	24,348	27,783
Equity in loss of unconsolidated joint ventures	1,376	12,794	4,992	23,187
Gain on asset sales	(1,993)	(1,101)	(5,984)	(1,721)
Other non-operating expenses	1,728	616	4,190	2,885

Loss before income tax expense	(15,720)	(25,388)	(43,417)	(70,255)
Income tax expense	234	230	548	523

Net loss from continuing operations	(15,954)	(25,618)	(43,965)	(70,778)

Income from discontinued operations, net of taxes	—	—	—	485

Net loss	(15,954)	(25,618)	(43,965)	(70,293)
Net loss attributable to noncontrolling interest	277	799	614	2,007

Net loss attributable to Morgans Hotel Group	(15,677)	(24,819)	(43,351)	(68,286)
Preferred stock dividends and accretion	2,836	2,285	8,204	6,701

Net loss attributable to common stockholders	(18,513)	(27,104)	(51,555)	(74,987)

Other comprehensive loss:
Unrealized (loss) gain on valuation of swap/cap agreements, net of tax	4	(12)	(1)	(7)
Share of unrealized (loss) gain on valuation of swap agreements from unconsolidated joint venture, net of tax	—	(1,444)	—	(423)
Foreign currency translation gain (loss), net of tax	—	52	—	(57)

Comprehensive loss	$(18,509)	$(28,508)	$(51,556)	$(75,474)

(Loss) income per share:
Basic and diluted continuing operations	$(0.59)	$(0.89)	$(1.65)	$(2.41)
Basic and diluted discontinued operations	$0.00	$0.00	$0.00	$0.02
Basic and diluted attributable to common stockholders	$(0.59)	$(0.89)	$(1.65)	$(2.39)
Weighted average number of common shares outstanding:
Basic and diluted	31,208	30,617	31,283	31,359

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(43,965)	$(70,293)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities (including discontinued operations):
Depreciation	12,686	15,850
Amortization of other costs	4,751	1,555
Amortization of deferred financing costs	2,907	7,784
Amortization of discount on convertible notes	1,707	1,708
Amortization of deferred gain on asset sales	(5,984)	(1,721)
Stock-based compensation	4,789	7,384
Accretion of interest on capital lease obligation	1,591	1,451
Equity in losses from unconsolidated joint ventures	4,992	23,187
Impairment loss and loss on disposal of assets	102	1,182
Change in fair value of TLG promissory notes	1,900	—
Change in value of interest rate caps and swaps, net	8	35
Changes in assets and liabilities:
Accounts receivable, net	(3,286)	33
Related party receivables	(1,372)	(1,348)
Restricted cash	551	20,234
Prepaid expenses and other assets	(2,301)	2,533
Accounts payable and accrued liabilities	3,206	2,430
Discontinued operations	—	(843)

Net cash (used in) provided by operating activities	(17,718)	11,161

Cash flows from investing activities:
Additions to property and equipment	(27,852)	(7,861)
Withdrawals to capital improvement escrows, net	1,577	1,091
Distributions from unconsolidated joint ventures	7	1,622
Proceeds from asset sales, net	—	267,162
Proceeds from sale of joint venture, net	—	2,500
Purchase of interest in food and beverage joint ventures, net of cash	—	(19,291)
Purchase of leasehold interest in restaurants	(15,000)	—
Investments in development hotels	(5,569)	—
Investments in and settlement related to unconsolidated joint ventures	(6,428)	(9,479)

Net cash (used in) provided by investing activities	(53,265)	235,744

Cash flows from financing activities:
Proceeds from debt	52,000	193,992
Payments on debt and capital lease obligations	(47)	(426,159)
Debt issuance costs	(103)	(5,744)
Cash paid in connection with vesting of stock based awards	(425)	(588)
Distributions to holders of noncontrolling interests in consolidated subsidiaries	(743)	(827)

Net cash provided by (used in) financing activities	50,682	(239,326)

Net (decrease) increase in cash and cash equivalents	(20,301)	7,579
Cash and cash equivalents, beginning of period	28,855	5,250

Cash and cash equivalents, end of period	$8,554	$12,829

Supplemental disclosure of cash flow information:
Cash paid for interest	$17,354	$18,568

	Nine Months Ended September 30,
	2012	2011
Cash paid for taxes	$643	$784
Non cash investment and financing activities are as follows:
Promissory notes issued for acquisition of restaurant leases in Las Vegas	$7,547	$—

Acquisition of interest in unconsolidated joint ventures:
Furniture, fixture and equipment	$—	$(706)
Other assets and liabilities, net	—	2,999
Distributions and losses in excess of investment in unconsolidated joint ventures	—	(1,587)

Cash included in purchase of interest in food and beverage joint ventures	$—	$706

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

In connection with the Company’s initial public offering, the Former Parent contributed the subsidiaries and ownership interests in nine operating hotels in the United States and the United Kingdom to Morgans Group in exchange for membership units. Simultaneously, Morgans Group issued additional membership units to the Morgans Hotel Group Co. predecessor in exchange for cash raised by the Company from the initial public offering. The Former Parent also contributed all the membership interests in its hotel management business to Morgans Group in return for 1,000,000 membership units in Morgans Group exchangeable for shares of the Company’s common stock. The Company is the managing member of Morgans Group and has full management control. As of September 30, 2012, 954,065 membership units in Morgans Group remain outstanding.

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

Operating Hotels

The Company’s operating hotels as of September 30, 2012 are as follows:

Hotel Name	Location	Number of Rooms	Ownership
Hudson	New York, NY	834	(1)
Morgans	New York, NY	114	(2)
Royalton	New York, NY	168	(2)
Mondrian SoHo	New York, NY	263	(3)
Delano South Beach	Miami Beach, FL	194	(4)
Mondrian South Beach	Miami Beach, FL	328	(5)
Shore Club	Miami Beach, FL	309	(6)
Mondrian Los Angeles	Los Angeles, CA	237	(7)
Clift	San Francisco, CA	372	(8)
Ames	Boston, MA	114	(9)
Sanderson	London, England	150	(10)
St Martins Lane	London, England	204	(10)
Hotel Las Palapas	Playa del Carmen, Mexico	75	(11)
Delano Marrakech	Marrakech, Morocco	71	(11)

(1)	The Company owns 100% of Hudson through its subsidiary, Henry Hudson Holdings LLC, which is part of a property that is structured as a condominium, in which Hudson constitutes 96% of the square footage of the entire building. Certain of our subsidiaries, including Henry Hudson Holdings LLC, Hudson Leaseco LLC, the lessee of our Hudson hotel, and certain related entities and lessees are required by the terms of the non-recourse indebtedness related to Hudson to maintain their status as “single purpose entities.” As such, their assets, which are included in our consolidated financial statements, are not available to satisfy the indebtedness or other obligations of our other subsidiaries.
(2)	Operated under a management contract; wholly-owned until May 23, 2011, when the hotel was sold to a third-party.
(3)	Operated under a management contract and owned through an unconsolidated joint venture in which the Company held a minority ownership interest of approximately 20% at September 30, 2012 based on cash contributions. See note 4.
(4)	Wholly-owned hotel.
(5)	Operated as a condominium hotel under a management contract and owned through a 50/50 unconsolidated joint venture. As of September 30, 2012, 202 hotel residences have been sold, of which 101 are in the hotel rental pool. See note 4.
(6)	Operated under a management contract and owned through an unconsolidated joint venture in which the Company held a minority ownership interest of approximately 7% as of September 30, 2012. See note 4.
(7)	Operated under a management contract; wholly-owned until May 3, 2011, when the hotel was sold to a third-party.
(8)	The hotel is operated under a long-term lease which is accounted for as a financing. See note 6.
(9)	Operated under a management contract and owned through an unconsolidated joint venture in which the Company held a minority interest ownership of approximately 31% at September 30, 2012 based on cash contributions. See note 4.
(10)	Operated under a management contract; owned through a 50/50 unconsolidated joint venture until November 2011, when the Company sold its equity interests in the joint venture to a third-party. See note 4.
(11)	Operated under a management contract.

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

On June 20, 2011, pursuant to an omnibus agreement, subsidiaries of the Company acquired from affiliates of CGM the 50% interests CGM owned in the Company’s food and beverage joint ventures for approximately $20 million (the “CGM Transaction”). CGM continues to manage the food and beverage operations at certain of these properties for a transitional period pursuant to short-term cancellable management agreements while the Company reassesses its food and beverage strategy.

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

The Sasson/Masi Purchase Agreement provides for the seller parties, jointly and severally, and the buyer parties to provide customary indemnifications to the other parties for breaches of representations, warranties and other covenants, subject to a $5.0 million cap.

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

Each of Messrs. Sasson and Masi received the right to require Morgans Group to purchase his equity interest in TLG at any time after the third anniversary of the closing date at a purchase price equal to his percentage equity ownership interest multiplied by the product of seven times the Non-Morgans EBITDA for the preceding 12 months, subject to certain adjustments (the “Sasson-Masi Put Options”). In addition, Morgans Group will have the right to require each of Messrs. Sasson and Masi to sell his 5% equity interest in TLG at any time after the sixth anniversary of the closing date at a purchase price equal to his percentage equity ownership interest multiplied by the product of seven times the Non-Morgans EBITDA for the preceding 12 months, subject to certain adjustments. The Company initially accounted for the redeemable noncontrolling interest at fair value in accordance with ASC 805, Business Combinations. Due to the redemption feature associated with the Sasson-Masi Put Options, the Company classified the noncontrolling interest in temporary equity in accordance with the Securities and Exchange Commission’s guidance as codified in ASC 480-10, Distinguishing Liabilities from Equity. Subsequently, the Company will accrete the redeemable noncontrolling interest to its current redemption value, which approximates fair value, each period. The change in the redemption value does not impact the Company’s earnings or earnings per share. The Company recorded an obligation of $6.4 million related to the Sasson-Masi Put Options, which is recorded as redeemable noncontrolling interest on the September 30, 2012 consolidated balance sheet.

Supplemental Information for TLG Acquisition. The operating results of TLG have been included in the Company’s consolidated financial statements as of the date of acquisition. The following table presents the results of TLG on a stand-alone basis (in thousands):

	TLG Operating Results Included in the Company’s Results for the Three Months Ended September 30, 2012	TLG Operating Results Included in the Company’s Results for the Nine Months Ended September 30, 2012
Revenues	$2,712	$8,729
Income from continuing operations	$2,458	$7,915

The following table presents the Company’s unaudited revenues and loss from continuing operations on a pro forma basis (in thousands) as if it had completed the TLG Acquisition as of January 1, 2011:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Total revenues, as reported by the Company	$46,686	$155,299
Plus: TLG total revenues	2,378	7,299

Pro forma total revenues	$49,064	$162,598

Total loss from continuing operations, as reported by the Company	$(25,618)	$(70,778)
Plus: TLG income from continuing operations	1,137	5,102

Pro forma loss from continuing operations	$(24,481)	$(65,676)

The above unaudited pro forma loss from continuing operations for the three and nine months ended September 30, 2011 excludes $1.2 million of transaction costs to acquire TLG as well as the noncontrolling interest adjustment, which would be presented on the Company’s financial statements, for the 10% ownership interest in TLG that the Company did not acquire.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Other Assets

Other assets consist of the fair value of the TLG management contracts, as discussed further in note 1. TLG operates numerous nightclubs, restaurants and bar venues in Las Vegas pursuant to management agreements with MGM. The management contract assets are being amortized, using the straight line method, over the expected life of each applicable management contract.

Additionally, in August 2012, the Company entered into an agreement with MGM to convert THEhotel to Delano Las Vegas, which will be managed by MGM pursuant to a 10-year licensing agreement, with two 5-year extensions at the Company’s option, subject to performance thresholds. In addition, the Company acquired the leasehold interests in three restaurants at Mandalay Bay from an existing tenant for $15.0 million in cash at closing and a deferred principal only $10.6 million promissory note (“Restaurant Lease Note”) to be paid over seven years, which the Company recorded at fair value as of the date of issuance, and as of September 30, 2012, of $7.5 million, as discussed in note 6. The venues will be reconcepted and managed by TLG. The three restaurants will be operated pursuant to 10-year operating leases with MGM, pursuant to which the Company will pay minimum annual lease payments and a percentage rent based on cash flow. The Company allocated the total consideration paid, or to be paid, to the license agreement and the restaurant leasehold asset based on their respective fair values. Company will amortize the fair value of the license agreement, using the straight line method, over the 10-year life of the license agreement, and the fair value of the restaurant leasehold interests, using the straight line method, over the 10-year life of the operating leases.

Further, other assets consists of key money payments related to hotels under development, as discussed further in note 12, deferred financing costs and fair value of the management contracts in the food and beverage venues at Sanderson and St Martins Lane, which the Company acquired from its restaurant joint venture partner, as discussed further in note 1. The Sanderson and St Martins Lane food and beverage management contract are being amortized, using the straight line method, over the expected life of the contracts.

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

Income taxes for the three and nine months ended September 30, 2012 and 2011 were computed using the Company’s effective tax rate.

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

Although the Company has determined that the majority of the inputs used to value its current outstanding derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2012, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and determined that the credit valuation adjustments are not significant to the overall valuation of its derivative. Accordingly, the derivative has been classified as Level 2 fair value measurements.

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

In connection with the license agreement with MGM and the issuance of the Restaurant Lease Note, as discussed above, the Company issued a principal only $10.6 million Restaurant Lease Note to be paid over seven years. The Restaurant Lease Note does not bear interest except in the event of default, as defined by the agreement. In accordance with ASC 470, Debt, the Company imputed interest on the Restaurant Lease Note, which is recorded at fair value on the accompanying consolidated balance sheet. On the date of grant, the Company determined the fair value of the Restaurant Lease Note to be $7.5 million imputing an interest rate of 10%. The Company has determined that the majority of the inputs used to value the Restaurant Lease Note fall within Level 2 of the fair value hierarchy, which accordingly has been classified as Level 2 fair value measurements.

During the three months ended September 30, 2011, the Company recognized non-cash impairment charges of $1.6 million related to the Company’s investment in Mondrian SoHo, through equity in loss of unconsolidated joint ventures. During the nine months ended September 30, 2012 and 2011, the Company recognized non-cash impairment charges of $0.6 million and $4.0 million, respectively, related to the Company’s investment in Mondrian SoHo, through equity in loss of unconsolidated joint ventures. The Company’s estimated fair value relating to this impairment assessment was based primarily upon Level 3 measurements.

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, and fixed and variable rate debt. Management believes the carrying amount of the aforementioned financial instruments, excluding fixed-rate debt, is a reasonable estimate of fair value as of September 30, 2012 and December 31, 2011 due to the short-term maturity of these items or variable market interest rates.

The fair market value of the Company’s $247.6 million of fixed rate debt, which includes the Company’s trust preferred securities, TLG Promissory Notes at fair value, Restaurant Lease Note, discussed above, and Convertible Notes at face value, as discussed in note 6, as of September 30, 2012 was approximately $241.7 million, using market rates. The fair market value of the Company’s $238.1 million of fixed rate debt, which includes the Company’s trust preferred securities, TLG Promissory Notes at fair value, and Convertible Notes at face value, as discussed in note 6, as of December 31, 2011 was $229.8 million, using market interest rates.

Stock-based Compensation

The Company accounts for stock based employee compensation using the fair value method of accounting described in ASC 718-10. For share grants, total compensation expense is based on the price of the Company’s stock at the grant date. For option grants, the total compensation expense is based on the estimated fair value using the Black-Scholes option-pricing model. For awards under the Company’s Outperformance Award Program, discussed in note 7, long-term incentive awards, the total compensation expense is based on the estimated fair value using the Monte Carlo pricing model. Compensation expense is recorded ratably over the vesting period. Stock compensation expense recognized for the three months ended September 30, 2012 and 2011 was $2.2 million and $1.4 million, respectively. Stock compensation expense recognized for the nine months ended September 30, 2012 and 2011 was $4.8 million and $7.4 million, respectively.

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

The membership units in Morgans Group, the Company’s operating company, owned by the Former Parent are presented as noncontrolling interest in Morgans Group in the consolidated balance sheets and were approximately $6.4 million and $7.8 million as of September 30, 2012 and December 31, 2011, respectively. The noncontrolling interest in Morgans Group is: (i) increased or decreased by the limited members’ pro rata share of Morgans Group’s net income or net loss, respectively; (ii) decreased by distributions; (iii) decreased by exchanges of membership units for the Company’s common stock; and (iv) adjusted to equal the net equity of Morgans Group multiplied by the limited members’ ownership percentage immediately after each issuance of units of Morgans Group and/or shares of the Company’s common stock and after each purchase of treasury stock through an adjustment to additional paid-in capital. Net income or net loss allocated to the noncontrolling interest in Morgans Group is based on the weighted-average percentage ownership throughout the period.

Recent Accounting Pronouncements

Accounting Standards Update 2012-02 — “Goodwill and Other (Topic 350) — Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”) provides guidance on the testing of indefinite-lived intangible assets for impairment which is intended to reduce the cost and complexity of the impairment test for indefinite-lived intangible assets by providing an entity with the option to first assess qualitatively whether it is necessary to perform the impairment test that is currently in place. An entity would not be required to quantitatively calculate the fair value of an indefinite-lived intangible asset unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This guidance is effective for interim and annual impairment tests beginning after September 15, 2012, with early adoption permitted. The Company will adopt the guidance on October 1, 2012, as required and it believes the adoption of this guidance will not have a material impact on its financial statements.

Accounting Standards Update No. 2011-04—”Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”) generally provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will be effective for interim and annual periods beginning on or after December 15, 2011. The Company adopted ASU 2011-04, which did not have a material impact on its financial statements.

Accounting Standards Update No. 2011-05—”Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”) amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. ASU 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company adopted ASU 2011-05 for the year ended December 31, 2011, and as such, its financial statements provide the appropriate disclosure.

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

Basic earnings (loss) per share is calculated based on the weighted average number of common stock outstanding during the period. Diluted earnings (loss) per share include the effect of potential shares outstanding, including dilutive securities. Potential dilutive securities may include shares and options granted under the Company’s stock incentive plan and membership units in Morgans Group, which may be exchanged for shares of the Company’s common stock under certain circumstances. The 954,065 Morgans Group membership units (which may be converted to cash, or at the Company’s option, common stock) held by third parties at September 30, 2012, the Yucaipa Warrants issued to the Investors, unvested restricted stock units, LTIP Units, stock options, OPP LTIP Units and shares issuable upon conversion of outstanding Convertible Notes have been excluded from the diluted net income (loss) per common share calculation, as there would be no effect on reported diluted net income (loss) per common share.

The table below details the components of the basic and diluted loss per share calculations (in thousands, except for per share data):

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
Numerator:
Net loss	$(15,954)	$(25,618)
Net loss attributable to noncontrolling interest	277	799

Net loss attributable to Morgans Hotel Group Co.	(15,677)	(24,819)
Less: preferred stock dividends and accretion	2,836	2,285

Net loss attributable to common stockholders	$(18,513)	$(27,104)

Denominator, continuing operations:
Weighted average basic common shares outstanding	31,208	30,617
Effect of dilutive securities	—	—

Weighted average diluted common shares outstanding	31,208	30,617

Basic and diluted loss available to common stockholders per common share	$(0.59)	$(0.89)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Numerator:
Net loss from continuing operations	$(43,965)	$(70,778)
Net income from discontinued operations, net of tax	—	485

Net loss	(43,965)	(70,293)
Net loss attributable to noncontrolling interest	614	2,007

Net loss attributable to Morgans Hotel Group Co.	(43,351)	(68,286)
Less: preferred stock dividends and accretion	8,204	6,701

Net loss attributable to common stockholders	$(51,555)	$(74,987)

Denominator, continuing and discontinued operations:
Weighted average basic common shares outstanding	31,283	31,359
Effect of dilutive securities	—	—

Weighted average diluted common shares outstanding	31,283	31,359

Basic and diluted loss from continuing operations per share	$(1.65)	$(2.41)

Basic and diluted income from discontinued operations per share	$—	$0.02

Basic and diluted loss available to common stockholders per common share	$(1.65)	$(2.39)

4. Investments in and Advances to Unconsolidated Joint Ventures

The Company’s investments in and advances to unconsolidated joint ventures and its equity in income (losses) of unconsolidated joint ventures are summarized as follows (in thousands):

Investments

Entity	As of September 30, 2012	As of December 31, 2011
Mondrian South Beach	$290	$4,015
Mondrian Istanbul	10,392	4,564
Mondrian South Beach food and beverage—MC South Beach (1)	791	1,465
Other	157	157

Total investments in and advances to unconsolidated joint ventures	$11,630	$10,201

(1)	Following the CGM Transaction, the Company’s ownership interest in this food and beverage joint venture is less than 100%, and based on the Company’s evaluation, this venture does not meet the requirements of a variable interest entity. Accordingly, this joint venture is accounted for using the equity method as the Company does not maintain control over this entity.

Equity in income (loss) from unconsolidated joint ventures

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Morgans Hotel Group Europe Ltd.	$—	$499	$—	$1,392
Restaurant Venture — SC London (1)	—	—	—	(510)
Mondrian South Beach	(1,061)	(1,025)	(3,726)	(2,503)
Mondrian South Beach food and beverage—MC South Beach (2)	(318)	(108)	(674)	(108)
Mondrian SoHo	—	(1,565)	(597)	(4,026)
Hard Rock Hotel & Casino (3)	—	—	—	(6,376)
Ames	—	(10,597)	—	(11,062)
Other	3	2	5	6

Total	$(1,376)	$(12,794)	$(4,992)	$(23,187)

(1)	Until June 20, 2011, the Company had a 50% ownership interest in the SC London restaurant venture. As a result of the CGM Transaction, the Company now owns 100% of the SC London restaurant venture, which is consolidated into the Company’s financial statements effective June 20, 2011, the date the CGM Transaction closed.
(2)	Following the CGM Transaction, the Company’s ownership interest in this food and beverage joint venture is less than 100%, and based on the Company’s evaluation, this venture does not meet the requirements of a variable interest entity. Accordingly, this joint venture is accounted for using the equity method as the Company does not maintain control over this entity.
(3)	Until March 1, 2011, the Company had a partial ownership interest in the Hard Rock and managed the property pursuant to a management agreement that was terminated in connection with the Hard Rock settlement (discussed below). Operating results are for the period we operated Hard Rock in 2011.

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

Under a management agreement with Morgans Europe, prior to the sale, and with the new hotels’ owners, subsequent to the sale, the Company earns management fees and a reimbursement for allocable chain service and technical service expenses. The Company is also entitled to an incentive management fee and a capital incentive fee. The Company did not earn any incentive fees during the three and nine months ended September 30, 2012 and 2011.

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

The joint venture is in the process of selling units as condominiums, subject to market conditions, and unit buyers will have the opportunity to place their units into the hotel’s rental program. As of September 30, 2012, 202 hotel residences have been sold, of which 101 are in the hotel rental pool. In addition to hotel management fees, the Company could also realize fees from the sale of condominium units.

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

Mondrian SoHo

In June 2007, the Company entered into a joint venture with Cape Advisors Inc. to acquire and develop a Mondrian hotel in the SoHo neighborhood of New York City. The Company initially contributed $5.0 million for a 20% equity interest in the joint venture. The joint venture obtained a loan of $195.2 million to acquire and develop the hotel, which matured in June 2010. On July 31, 2010, the mortgage loan secured by the hotel was amended to, among other things, provide for extensions of the maturity date to November 2011 with extension options through 2015, subject to certain conditions including a minimum debt service coverage test calculated, as set forth in the loan agreement, based on ratios of net operating income to debt service for specified periods ended September 30th of each year. The joint venture satisfied the extension conditions in 2011 and the maturity of this debt was extended to November 2012.

The Mondrian SoHo opened in February 2011 and has 263 guest rooms, a restaurant, bar and other facilities. The Company has a 10-year management contract with two 10-year extension options to operate the hotel.

As of September 30, 2012, the joint venture’s outstanding mortgage debt secured by the hotel was $196.0 million. The loan will mature on November 15, 2012. Due to the level of debt on Mondrian SoHo, the Company does not believe the joint venture will be able to refinance the outstanding debt upon maturity. The joint venture is discussing various options with the lenders, although there can be no assurance the joint venture will be able to extend the maturity date of the debt or refinance it on a timely basis or at all. The Company has a subordination and non-disturbance agreement pertaining to its management agreement at Mondrian SoHo and intends to defend its rights under these agreements in the event of any challenge by the lenders, although the Company can provide no assurances that it will be successful.

Additionally, there have been and may continue to be cash shortfalls from the operations of the hotel from time to time which have required additional fundings by the Company and its joint venture partner. Subsequent to the initial fundings, in 2008 and 2009, the lender and Cape Advisors Inc. made cash and other contributions to the joint venture, and the Company provided $3.2 million of additional funds which were treated as loans with priority over the equity, to complete the project. During 2010 and 2011, the Company subsequently funded an aggregate of $5.5 million, all of which were treated as loans. Additionally, as a result of cash shortfalls at Mondrian SoHo, the Company funded an additional $1.0 million in 2012, which has been treated in part as additional capital contributions and in part as loans from the management company subsidiary. The Company does not intend to commit significant additional monies toward the repayment of the loan or the funding of operating deficits.

In June 2010, based on the decline in market conditions following the inception of the joint venture and the need for additional funding to complete the hotel, the Company wrote down its investment in Mondrian SoHo to zero and recorded an impairment charge of $10.7 million through equity in loss of unconsolidated joint ventures for the year ended December 31, 2010. The Company has recorded all additional fundings as impairment charges through equity in loss of unconsolidated joint ventures during the periods the funds were contributed. As of September 30, 2012 the Company’s financial statements reflect no value for its investment in the Mondrian SoHo joint venture.

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

The Company has contributed approximately $11.9 million in equity through September 30, 2012 for an approximately 31% interest in the joint venture. The joint venture obtained a loan for $46.5 million secured by the hotel, which was outstanding as of September 30, 2012. The project also qualified for federal and state historic rehabilitation tax credits which were sold for approximately $16.9 million.

In September 2011, the joint venture partners funded their pro rata shares of the debt service reserve account, of which the Company’s contribution was $0.3 million, and exercised the one remaining extension option available on the mortgage debt.

As of September 30, 2012, the joint venture’s outstanding mortgage debt secured by the hotel was $46.5 million. Due to the level of debt on Ames, the joint venture has not been able to refinance the debt at maturity or to fully fund its operating expenses and its debt service on Ames solely from its revenues from time to time. The mortgage debt secured by Ames matured on October 9, 2012 and the mortgage lender has served the joint venture with a notice of event of default. The joint venture is reviewing its options and is pursuing discussions with the lenders. The Company does not intend to commit significant monies toward the repayment of the joint venture loan or the funding of operating deficits.The Company has a subordination and non disturbance agreement pertaining to its management agreement at Ames and intends to defend its rights under these agreements in the event of any challenge by the lenders, although the Company can provide no assurances that it will be successful.

In September 2011, based on prevailing economic conditions and the upcoming mortgage debt maturity, the joint venture concluded that the hotel was impaired. As a result, the Company wrote down its investment in Ames to zero and recorded its share of the impairment charge of $10.6 million through equity in loss of unconsolidated joint ventures for the year ended December 31, 2011. As of September 30, 2012, the Company’s financial statements reflect no value for its investment in the Ames joint venture.

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

Shore Club

The Company operates Shore Club under a management contract and owned a minority ownership interest of approximately 7% at September 30, 2012. On September 15, 2009, the joint venture that owns Shore Club received a notice of default on behalf of the special servicer for the lender on the joint venture’s mortgage loan for failure to make its September monthly payment and for failure to maintain its debt service coverage ratio, as required by the loan documents. On October 7, 2009, the joint venture received a second letter on behalf of the special servicer for the lender accelerating the payment of all outstanding principal, accrued interest, and all other amounts due on the mortgage loan. The lender also demanded that the joint venture transfer all rents and revenues directly to the lender to satisfy the joint venture’s debt. In March 2010, the lender for the Shore Club mortgage initiated foreclosure proceedings against the property in U.S. federal district court. In October 2010, the federal court dismissed the case for lack of jurisdiction. In November 2010, the lender initiated foreclosure proceedings in state court and a bench trial took place in June 2012 during which the trial court granted a default ruling of foreclosure. Entry of a foreclosure judgment has been delayed pending, among other things, resolution of a motion to disqualify the presiding trial court judge and corresponding relinquishment of jurisdiction from the Florida appeals court to the trial court. The Company has operated and expects to continue to operate the hotel pursuant to the management agreement during the pendency of these proceedings, which may continue for some additional period of time in the event of post-judgment proceedings, which may include an appeal. However, there can be no assurances as to when a foreclosure sale may take place, or whether the Company will continue to operate the hotel once foreclosure proceedings are complete.

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

5. Other Liabilities

Other liabilities consist of the following (in thousands):

	As of September 30, 2012	As of December 31, 2011
OPP LTIP Units Liability (note 7)	$1,186	$528
Designer fee claim	13,866	13,866

	$15,052	$14,394

OPP LTIP Units Liability

As discussed further in note 7, the estimated fair value of the OPP LTIP Units liability was approximately $1.2 million and $0.5 million at September 30, 2012 and December 31, 2011, respectively.

Designer Fee Claim

As of September 30, 2012 and December 31, 2011, other liabilities consist of $13.9 million related to a designer fee claim. The Former Parent had an exclusive service agreement with a hotel designer, pursuant to which the designer has made various claims related to the agreement. Although the Company is not a party to the agreement, it may have certain contractual obligations or liabilities to the Former Parent in connection with the agreement. According to the agreement, the designer was owed a base fee for each designed hotel, plus 1% of gross revenues, as defined in the agreement, for a 10-year period from the opening of each hotel. In addition, the agreement also called for the designer to design a minimum number of projects for which the designer would be paid a minimum fee. A liability amount has been estimated and recorded in these consolidated financial statements before considering any defenses and/or counter-claims that may be available to the Company or the Former Parent in connection with any claim brought by the designer. The estimated costs of the design services were capitalized as a component of the applicable hotel and amortized over the five-year estimated life of the related design elements. Through December 31, 2009, interest was accreted each year on the liability and charged to interest expense using a rate of 9%.

6. Debt and Capital Lease Obligations

Debt and capital lease obligations consists of the following (in thousands):

Description	As of September 30, 2012	As of December 31, 2011	Interest Rate at September 30, 2012
Notes secured by Hudson (a)	$115,000	$115,000	(a)
Clift debt (b)	88,580	86,991	9.60%
Liability to subsidiary trust (c)	50,100	50,100	8.68%
Convertible Notes, face value of $172.5 million (d)	167,852	166,144	2.38%
Revolving credit facility (e)	52,000	—	5.00% (LIBOR + 4.00%, LIBOR floor of 1.00%)
TLG Promissory Note (f)	17,410	15,510	(f)
Capital lease obligations (g)	6,114	6,160	(g)
Restaurant Lease Note (h)	7,547	—	(h)

Debt and capital lease obligation	$504,603	$439,905

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

On December 7, 2011, the Company entered into a technical amendment with the Primary Lender whereby the Hudson 2011 Mortgage Loan is subject to an interest rate of 30-day LIBOR (with a minimum of 1.0%) plus 5.0%, at the Primary Lender’s option. At September 30, 2012, $28.0 million of the Hudson 2011 Mortgage Loan bore interest at a reserve adjusted blended rate of 30-day LIBOR (with a minimum of 1.0%) plus 4.0%. The remaining $87.0 million of the Hudson 2011 Mortgage Loan which was sold to the Securitized Lenders bore interest at a reserve adjusted blended rate of 30-day LIBOR (with a minimum of 1.0%) plus 5.0%.

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

The Hudson 2011 Mortgage Loan contains restrictions on the ability of the borrowers to incur additional debt or liens on their assets and on the transfer of direct or indirect interests in Hudson and the owner of Hudson and other affirmative and negative covenants and events of default customary for single asset mortgage loans. The Hudson 2011 Mortgage Loan is fully recourse to our subsidiaries that are the borrowers under the loan. The loan is nonrecourse to the Company, Morgans Group and other subsidiaries, except for certain standard nonrecourse carveouts. Morgans Group has provided a customary environmental indemnity and nonrecourse carveout guaranty under which it would have liability with respect to the Hudson 2011 Mortgage Loan if certain events occur with respect to the borrowers, including voluntary bankruptcy filings, collusive involuntary bankruptcy filings, and violations of the restrictions on transfers, incurrence of additional debt, or encumbrances of the property of the borrowers. The nonrecourse carveout guaranty requires Morgans Group to maintain a net worth of at least $100 million (based on the estimated market value of our net assets) and liquidity of at least $20 million. The Company was in compliance with all requirements as of September 30, 2012.

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

(c) Liability to Subsidiary Trust Issuing Preferred Securities

On August 4, 2006, a newly established trust formed by the Company, MHG Capital Trust I (the “Trust”), issued $50.0 million in trust preferred securities in a private placement. The Company owns all of the $0.1 million of outstanding common stock of the Trust. The Trust used the proceeds of these transactions to purchase $50.1 million of junior subordinated notes issued by the Company’s operating company and guaranteed by the Company (the “Trust Notes”) which mature on October 30, 2036. The sole assets of the Trust consist of the Trust Notes. The terms of the Trust Notes are substantially the same as preferred securities issued by the Trust. The Trust Notes and the preferred securities have a fixed interest rate of 8.68% per annum during the first 10 years, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus 3.25% per annum. As of December 31, 2011, the Trust Notes are redeemable by the Trust, at the Company’s option, at par. As of September 30, 2012, the Company has not redeemed any Trust Notes. To the extent the Company redeems the Trust Notes, the Trust is required to redeem a corresponding amount of preferred securities.

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

As of September 30, 2012, the Company’s borrowing availability on the Delano Credit Facility was $78.8 million, of which the Company had $52.0 million outstanding, and had a $10.0 million letter of credit outstanding related to the Company’s key money investment in the 310 room Mondrian-branded hotel, in the Baha Mar Resort, in Nassau, The Bahamas. In August 2011, the Company entered into a hotel management and residential licensing agreement related to this project.

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

The Borrowers’ ability to borrow on the Delano Credit Facility is subject to ongoing compliance by the Company and the Borrowers with various customary affirmative and negative covenants, including limitations on liens, indebtedness, issuance of certain types of equity, affiliated transactions, investments, distributions, mergers and asset sales. In addition, the Delano Credit Facility requires that the Company and the Borrowers maintain a fixed charge coverage ratio (consolidated EBITDA to consolidated fixed charges) of no less than (i) 1.05 to 1.00 at all times on or prior to June 30, 2012 and (ii) 1.10 to 1.00 at all times thereafter. As of September 30, 2012, the Company’s was in compliance with the fixed charge coverage ratio under the Delano Credit Facility and the fixed charge coverage ratio was 1.21x.

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

As of September 30, 2012, the fair value of the TLG Promissory Notes was estimated at approximately $17.4 million using the following assumptions in the Monte-Carlo valuation: expected price volatility for the Company’s stock of 20%; a risk free rate of 0.3%; and no dividend payments over the measurement period.

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

The second lease requires the Company to make annual payments, currently $328,128 (subject to increases due to increases in the Consumer Price Index), through December 2098. The Company has allocated both lease payments between the land and building based on their estimated fair values. The portion of the payments allocated to the building has been capitalized at the present value of the future minimum lease payments. The portion of the payments allocable to the land is treated as operating lease payments. The imputed interest rate on both of these leases is 8%, which is based on the Company’s incremental borrowing rate at the time the lease agreement was executed. The capital lease obligations related to the units amounted to approximately $6.1 million as of September 30, 2012 and December 31, 2011, respectively. Substantially all of the principal payments on the capital lease obligations are due at the end of the lease agreements.

The Company has also entered into capital lease obligations, which are immaterial to the Company’s consolidated financial statements, related to equipment at certain of the hotels.

(h) Restaurant Lease Note

As discussed in note 2, in August 2012, the Company acquired the leasehold interests in three restaurants at Mandalay Bay from an existing tenant for $15.0 million in cash at closing and the issuance of a principal only $10.6 million Restaurant Lease Note to be paid over seven years. The Restaurant Lease Note does not bear interest except in the event of default, as defined by the agreement. In accordance with ASC 470, Debt, the Company imputed interest on the Restaurant Lease Note, which is recorded at fair value on the accompanying consolidated balance sheet at September 30, 2012.

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

A summary of stock-based incentive awards as of September 30, 2012 is as follows (in units, or shares, as applicable):

	Restricted Stock Units	LTIP Units	Stock Options
Outstanding as of January 1, 2012	669,879	2,340,972	2,324,740
Granted during 2012	320,138	121,402	—
Distributed/exercised during 2012	(255,460)	(251,909)	—
Forfeited during 2012	(64,562)	—	—

Outstanding as of September 30, 2012	669,995	2,210,465	2,324,740

Vested as of September 30, 2012	243,061	1,985,208	1,458,074

As of September 30, 2012 and December 31, 2011, there were approximately $6.5 million and $8.8 million, respectively, of total unrecognized compensation costs related to unvested RSUs, LTIP Units and options. As of September 30, 2012, the weighted-average period over which this unrecognized compensation expense will be recorded is approximately 1 year.

Total stock compensation expense related to RSUs, LTIP Units, options and OPP LTIP Units, defined and discussed below, included in corporate expenses on the accompanying consolidated statements of comprehensive loss, was $2.2 million and $1.4 million for the three months ended September 30, 2012 and 2011, respectively and $4.8 million and $7.4 million for the nine months ended September 30, 2012 and 2011, respectively.

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

As the Company has the ability to settle the vested OPP LTIP Units with cash, these OPP LTIP Units are not considered to be indexed to the Company’s stock price and must be accounted for as liabilities at fair value. As of September 30, 2012, the fair value of the OPP LTIP Units were approximately $2.3 million and compensation expense relating to these OPP LTIP Units is being recorded over the vesting period. The fair value of the OPP LTIP Units were estimated on September 30, 2012 using the following assumptions in the Monte-Carlo valuation: expected price volatility for the Company’s stock of 50%; a risk free rate of 0.32%; and no dividend payments over the measurement period.

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

The Series A Preferred Securities have an 8% dividend rate through October 15, 2014, a 10% dividend rate from October 15, 2014 to October 15, 2016, and a 20% dividend rate thereafter. The Company has the option to accrue any and all dividend payments. The cumulative unpaid dividends have a dividend rate equal to the dividend rate on the Series A Preferred Securities. As of September 30, 2012, the Company had undeclared and unpaid dividends of $20.2 million.

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

The Company calculated the fair value of the Series A Preferred Securities at its net present value by discounting dividend payments expected to be paid on the shares over a 7-year period using a 17.3% rate. The Company determined that the market discount rate of 17.3% was reasonable based on the Company’s best estimate of what similar securities would most likely yield when issued by entities comparable to the Company at that time.

The initial carrying value of the Series A Preferred Securities was recorded at its net present value less costs to issue on the date of issuance. The carrying value will be periodically adjusted for accretion of the discount. As of September 30, 2012, the value of the Series A Preferred Securities was $56.8 million, which includes cumulative accretion of $8.7 million.

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

9. Related Party Transactions

The Company earned management fees, chain services fees and fees for certain technical services and has receivables from hotels it owns through investments in unconsolidated joint ventures as well as hotels owned by the Former Parent. These fees totaled approximately $1.3 million and $2.5 million for the three months ended September 30, 2012 and 2011, respectively, and $5.4 million and $8.8 million for the nine months ended September 30, 2012 and 2011, respectively.

As of September 30, 2012 and December 31, 2011, the Company had receivables from these affiliates of approximately $5.5 million and $4.1 million, respectively, which are included in related party receivables on the accompanying consolidated balance sheets.

As of September 30, 2012 and December 31, 2011, the TLG Promissory Notes due to Messrs. Sasson and Masi had aggregate fair values of approximately $17.4 million and $15.5 million, respectively, as discussed in note 6, which are included in debt and capital lease obligations on the accompanying consolidated balance sheets. For the three and nine months ended September 30, 2012, the Company recorded $0.4 million and $1.1 million, respectively, of interest expense related to the TLG Promissory Notes.

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

For the nine months ended September 30, 2011, the Company reported income from discontinued operations of $0.5 million.

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

In accordance with ASC 360-20, Property, Plant and Equipment, Real Estate Sales, the Company evaluated its accounting for the gain on sales, noting that the Company continues to have significant continuing involvement in the hotels as a result of long-term management agreements, which resulted in the Company continuing to have involvement in the hotels and sharing in risks and rewards of ownership. The Company recorded deferred gains of approximately $11.2 million, $12.5 million and $55.6 million, respectively, related to the sales of Royalton, Morgans and Mondrian Los Angeles, which are deferred and recognized over the initial term of the related management agreements.

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

Hotel Commitments and Guarantees. As discussed further below, the Company has committed to contribute key money or equity to certain hotels under development. In addition, through certain cash flow guarantees, the Company may have potential future funding obligations for certain operating hotels and hotels under development. The following table details, as of September 30, 2012, the Company’s key money commitments for hotels under development as well as potential funding obligations under cash flow guarantees at operating hotels and hotels under development at the maximum amount under the applicable contracts, but excluding contracts where the maximum amount cannot be determined (in thousands):

As of September 30, 2012
Key money	$34,540
Cash flow guarantees	39,600

Total maximum future funding commitments	$74,140

Amounts due within one year	$2,500

As the Company pursues its growth strategy, it may continue to invest in new management agreements through key money, equity investments and cash flow guarantees. To fund any such future investments, the Company may from time to time pursue additional potential financing opportunities it has available.

Development Hotels. The Company has signed management or license agreements for various hotels which are in the development stage. As of September 30, 2012, these include the following:

	Expected Room Count	Anticipated Opening	Initial Term
Hotels Currently Under Construction or Renovation:
Mondrian Marrakech	69	2014	15 years
Mondrian Doha	270	2014	30 years
Delano Las Vegas	1,117	2014	10 years	(1)
Mondrian London	360	2014	25 years
Mondrian at Baha Mar, Bahamas	310	2015	20 years

Other Signed Agreements:
Mondrian Istanbul	128	2015	20 years
Delano Aegean Sea	200	2015	20 years
Hudson London	234	2015	20 years
Delano Moscow	160	2015	20 years
Highline, New York project	175	To be determined	15 years

(1)	Delano Las Vegas is subject to a license agreement pursuant to which the hotel will be managed by MGM.

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

The Company’s hotel management agreements for Royalton and Morgans contain cash flow guarantee performance tests that stipulate certain minimum levels of operating performance. These performance test provisions give the Company the option to fund a shortfall in operating performance limited to the Company’s earned base fees. If the Company chooses not to fund the shortfall, the hotel owner has the option to terminate the management agreement. As of September 30, 2012, approximately $0.7 million was recorded in accrued expenses and as a reduction to management fees related to these performance test provisions. The Company’s maximum potential amount of future fundings related to the Royalton and Morgans performance guarantee cannot be determined as of September 30, 2012, but under the hotel management agreements is limited to the Company’s base fees earned.

In September 2012, the Company opened Delano Marrakech, a 71 room hotel in Morocco, Marrakech. The Company currently manages Delano Marrakech pursuant to a 15-year management agreement, with extension options. Through certain cash flow guarantees which stipulate certain minimum levels of operating performance, the Company may have potential future funding obligations related to Delano Marrakech, which are disclosed in the hotel commitments and guarantees table above.

Operating Joint Venture Hotels Commitments and Guarantees. The following details obligations the Company has or may have related to its operating hotels as of September 30, 2012.

Mondrian South Beach Mortgage and Mezzanine Agreements. Morgans Group and affiliates of its joint venture partner have agreed to provide standard nonrecourse carve-out guaranties and provide certain limited indemnifications for the Mondrian South Beach mortgage and mezzanine loans. In the event of a default, the lenders’ recourse is generally limited to the mortgaged property or related equity interests, subject to standard nonrecourse carve-out guaranties for “bad boy” type acts. Morgans Group and affiliates of its joint venture partner also agreed to guaranty the joint venture’s obligation to reimburse certain expenses incurred by the lenders and indemnify the lenders in the event such lenders incur liability in connection with certain third-party actions. Morgans Group and affiliates of its joint venture partner have also guaranteed the joint venture’s liability for the unpaid principal amount of any seller financing note provided for condominium sales if such financing or related mortgage lien is found unenforceable, provided they shall not have any liability if the seller financed unit becomes subject to the lien of the lender’s mortgage or title to the seller financed unit is otherwise transferred to the lender or if such seller financing note is repurchased by Morgans Group and/or affiliates of its joint venture at the full amount of unpaid principal balance of such seller financing note. In addition, although construction is complete and Mondrian South Beach opened on December 1, 2008, Morgans Group and affiliates of our joint venture partner may have continuing obligations under construction completion guaranties until all outstanding payables due to construction vendors are paid. As of September 30, 2012, there are remaining payables outstanding to vendors of approximately $0.9 million. Pursuant to a letter agreement with the lenders for the Mondrian South Beach loan, the joint venture agreed that these payables, many of which are currently contested or under dispute, will not be paid from operating funds but only from tax abatements and settlements of certain lawsuits. In the event funds from tax abatements and settlements of lawsuits are insufficient to repay these amounts in a timely manner, the Company and its joint venture partner are required to fund the shortfall amounts.

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

Ames. The development of the Ames hotel qualified for federal and state historic rehabilitation tax credits which were sold for approximately $16.9 million. In the event of foreclosure and certain other transfers, the Company is jointly and severally liable for certain federal historic tax credit recapture liabilities relating to these credits. These liabilities reduce over time, but as of September 30, 2012 were estimated at approximately $14.5 million, of which the Company’s pro rata share is $4.5 million.

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

13. Subsequent Event

Subsequent to the third quarter, the Company’s results have been and may continue to be impacted by Hurricane Sandy. Though all four of the Company’s New York properties were operating during the storm and none of them appear to have suffered any significant property damage, the Company had to close both Morgans and Mondrian SoHo due to a lack of power for several days. Both hotels have since reopened. Given the widespread devastation Hurricane Sandy caused to the Northeastern United States, the Company is unable to assess the impact of the storm on the Company’s results at this time, although it can be expected to impact travel to the Northeastern United States and travel from the Northeast region to other locations where the Company operates hotels.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those set forth under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Overview

We are a fully integrated lifestyle hospitality company that operates, owns, acquires, develops and redevelops boutique hotels, primarily in gateway cities and select resort markets in the United States, Europe and other international locations, and nightclubs, restaurants, bars and other food and beverage venues in many of the hotels we operate, as well as in hotels and casinos operated by MGM Resorts International (“MGM”) in Las Vegas. Since 1984, when we opened our first hotel, we have gained experience operating in a variety of market conditions.

The historical financial data presented herein is the historical financial data for:

•

three hotels that we own and manage (“Owned Hotels”), consisting, as of September 30, 2012, of Hudson in New York, Delano South Beach in Miami Beach, and Clift in San Francisco (which we lease under a long-term lease that is treated as a financing), comprising approximately 1,400 rooms;

•

our wholly-owned food and beverage operations (“Owned F&B Operations”), consisting, as of September 30, 2012, of certain food and beverage operations located at Hudson in New York, Delano South Beach in Miami Beach, Clift in San Francisco, and Sanderson and St Martins Lane, both in London;

•

four hotels that we partially own and manage pursuant to long-term management agreements (“Joint Venture Hotels”), consisting, as of September 30, 2012, of Mondrian South Beach in Miami Beach, Shore Club in Miami Beach, Ames in Boston and Mondrian SoHo in New York, comprising approximately 1,015 rooms;

•

seven hotels that we manage pursuant to long-term management agreements with no ownership interest (“Managed Hotels”), consisting, as of September 30, 2012, of Royalton and Morgans in New York, Mondrian in Los Angeles, Sanderson and St Martins Lane in London, Delano Marrakech in Morocco, and Hotel Las Palapas in Playa del Carmen, Mexico, comprising approximately 1,025 rooms;

•

our 90% controlling interest in a group of companies known as The Light Group (“TLG”), a leading lifestyle food and beverage management company with a ten-year track record of delivering cutting-edge food and beverage experiences at world class properties. TLG develops, redevelops and operates numerous venues in Las Vegas pursuant to management agreements with MGM, including nightclubs, such as The Bank Nightclub at Bellagio Hotel and Casino and Haze at ARIA Resort and Casino at CityCenter, restaurants, such as Yellowtail Japanese Restaurant & Lounge at Bellagio Hotel and Casino and Diablos Mexican Cantina at Monte Carlo Hotel, pool lounges and bars. TLG also serves as our food and beverage platform, operating or assisting in the development, redevelopment, concepting, design and operations of food and beverage venues in many of the hotels we operate. Additionally, in August 2012, we invested $15.0 million in cash and issued a $10.6 million principal only promissory note to acquire the leasehold interests in three restaurants at Mandalay Bay from the existing tenant. The venues will be reconcepted and managed by TLG and will be operated pursuant to 10-year operating leases with MGM;

•

our investment in unconsolidated food and beverage operations (“F&B Venture”), consisting, as of September 30, 2012, of certain food and beverage operations located at Mondrian South Beach in Miami Beach;

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

Our Joint Venture Hotels as of September 30, 2012 are operated under management agreements which expire as follows:

•	Shore Club — July 2022;

•	Mondrian South Beach — August 2026;

•	Ames — November 2024; and

•	Mondrian SoHo — February 2021 (with two 10-year extensions at our option, subject to certain conditions).

Our Managed Hotels as of September 30, 2012 are operated under management agreements which expire as follows:

•	Mondrian Los Angeles — May 2031 (with one 10-year extension at our option);

•	Royalton — May 2026 (with one 10-year extension at our option, subject to certain conditions);

•	Morgans — May 2026 (with one 10-year extension at our option, subject to certain conditions);

•	Sanderson — June 2018 (with one 10-year extension at our option);

•	St Martins Lane — June 2018 (with one 10-year extension at our option);

•	Delano Marrakech — June 2027; and

•	Hotel Las Palapas in Playa del Carmen, Mexico —December 2014 (with one automatic five-year extension, so long as we are not in default under the management agreement).

We have also signed management agreements to manage various other hotels, including a Mondrian project in Doha, Qatar, a Mondrian project in The Bahamas, a Mondrian project in London, a Mondrian project in Istanbul, Turkey, a Mondrian project in Marrakech, a Delano project on the Aegean Sea in Turkey, a Delano project in Moscow, a Hudson project in London, and a hotel project in the Highline area in New York City. However, financing has not been obtained for some of these hotel projects, and there can be no assurances that all of these projects will be developed as planned.

Additionally, in August 2012, we signed a license agreement with MGM for a Delano at Mandalay Bay in Las Vegas following a renovation and conversion of MGM’s THEhotel. Delano Las Vegas will be managed by MGM pursuant to a 10-year licensing agreement, with two 5-year extensions at our option, subject to performance thresholds. Under the license agreement, we will earn a base fee, subject to increase based on our development and brand expansion and we can earn an incentive fee based on Delano Las Vegas’ revenue per available room compared with its competitive set.

Our hotel management agreements may be subject to early termination in specified circumstances. For example, our hotel management agreements for Royalton and Morgans contain performance tests that stipulate certain minimum levels of operating performance. These performance test provisions related to Royalton and Morgans provide us the option to fund a shortfall in operating performance limited to our earned base fees. If we choose not to fund the shortfall, the hotel owner has the option to terminate the management agreement. As of September 30, 2012, approximately $0.7 million was recorded in accrued expenses and as a reduction to management fees related to these Royalton and Morgans performance test provisions.

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

Several of our hotels are also subject to mortgage and mezzanine debt, and in some instances our management fee is subordinated to the debt, and our management agreements may be terminated by the lenders on foreclosure or certain other related events. For example , the outstanding mortgage debt at Ames matured in October 2012 and the mortgage debt at Mondrian SoHo matures in November 2012, as discussed further below. We do not intend to commit significant monies toward the repayment of the Mondrian SoHo or Ames joint venture loans or the funding of operating deficits. We have subordination and non-disturbance agreements pertaining to our management agreements at Mondrian SoHo and Ames and intend to defend our rights under these agreements in the event of any challenge by the lender, although we can provide no assurances that we will be successful.

In March 2010, the lender for the Shore Club mortgage initiated foreclosure proceedings against the property in U.S. federal district court. In October 2010, the federal court dismissed the case for lack of jurisdiction. In November 2010, the lender initiated foreclosure proceedings in state court and a bench trial took place in June 2012 during which the trial court granted a default ruling of foreclosure. Entry of a foreclosure judgment has been delayed pending, among other things, resolution of a motion to disqualify the presiding trial court judge and corresponding relinquishment of jurisdiction from the Florida appeals court to the trial court. We have operated and expect to continue to operate the hotel pursuant to the management agreement during the pendency of these proceedings, which may continue for some additional period of time in the event of post-judgment proceedings, which may include an appeal. However, there can be no assurances as to when a foreclosure sale may take place, or whether we will continue to operate the hotel once foreclosure proceedings are complete.

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

Renovations at our hotels can have a significant impact on our revenues. For example, our guestroom and corridor renovations at Hudson, which began in the fourth quarter of 2011 and were substantially complete by the end of the third quarter, has had a material impact on our operating results during the nine months ended September 30, 2012, as discussed further below.

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

•

Corporate expenses, including stock compensation. Corporate expenses consist of the cost of our corporate offices, including the corporate office of our 90% owned subsidiary, TLG, net of any cost recoveries, which consists primarily of payroll and related costs, stock-based compensation expenses, office rent and legal and professional fees and costs associated with being a public company.

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

•

Income tax expense (benefit). All of our foreign subsidiaries are subject to local jurisdiction corporate income taxes. Income tax expense is reported at the applicable rate for the periods presented. We are subject to Federal and state income taxes. Income taxes for the three and nine months ended September 30, 2012 and 2011 were computed using our calculated effective tax rate. We also recorded net deferred taxes related to cumulative differences in the basis recorded for certain assets and liabilities. We established a reserve on the deferred tax assets based on the ability to utilize net operating loss carryforwards.

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

Recent Trends and Developments

Recent Trends. Starting in the fourth quarter of 2008 and continuing throughout 2009, the weakened U.S. and global economies resulted in considerable negative pressure on both consumer and business spending. As a result, lodging demand and revenues, which are primarily driven by growth in GDP, business investment and employment growth weakened substantially during this period as compared to the lodging demand and revenues we experienced prior to the fourth quarter of 2008. After this extremely difficult recessionary period, the outlook for the U.S. and global economies began improving in 2010 and that improvement has continued through 2012. However, as a result of the current European economic crisis and slow domestic growth, the outlook for the global economy remains uncertain. To date, the economic recovery has not been particularly robust, as spending by businesses and consumers remains restrained, and there are still several trends which make our performance difficult to forecast, including shorter booking lead times at our hotels.

The pace of new lodging supply has increased over the past several years as many projects initiated before the economic downturn came to fruition. For example, we witnessed new competitive luxury and boutique properties opening between 2008 and 2012 in some of our markets, particularly in New York, which have impacted our performance in these markets and may continue to do so. However, we believe the timing of additional new development projects may be affected by ongoing uncertain economic conditions, which may slow down the pace of new supply development, including our own, in the next few years.

Our operating results for the third quarter of 2012 reflected performance that varied by region and were further impacted by renovation work at Hudson. RevPAR at our System-Wide Comparable Hotels, which excludes Delano, Hudson, Mondrian SoHo and Hotel Las Palapas, as well as hotels no longer operated by us, increased by 8.0% in constant dollars (7.4% in actual dollars) in the third quarter of 2012 from the comparable period in 2011. In the Northeastern United States, RevPAR from the System-Wide Comparable Hotels in the region, which consist of Morgans, Royalton and Ames, increased by 4.6%. Additionally, despite the renovation work at Hudson, ADR increased by 4.0% for the three months ended September 30, 2012 as compared to the same period in 2011. Mondrian SoHo, which opened in February 2011, generated an 8.9% RevPAR increase during the third quarter of 2012 as compared to the same period in 2011, driven by 6.4% occupancy growth. Our London hotels benefited from the Olympics during August 2012, which resulted in an increase in RevPAR of 16.9% in constant dollars (14.5 % in actual dollars) during the third quarter of 2012 as compared to the same period in 2011, primarily driven by increased rates. Revenues in Miami during the third quarter were relatively flat with a 0.6% increase in RevPAR during the third quarter of 2012 as compared to the same period in 2011. Our San Francisco hotel experienced a RevPAR increase of 11.0%.

Subsequent to the third quarter, our results have been and may continue to be impacted by Hurricane Sandy. Though all four of our New York properties were operating during the storm and none of them appear to have suffered any significant property damage, we had to close both Morgans and Mondrian SoHo due to a lack of power for several days. Both hotels have since reopened. Given the widespread devastation Hurricane Sandy caused to the Northeastern United States, we are unable to assess the impact of the storm on our results at this time, although it can be expected to impact travel to the Northeastern United States and travel from the Northeast region to other locations where we operate hotels. For these or any other reasons, there can be no assurances that any increases in hotel revenues or earnings at our properties will occur, or be sustained, or that any losses will not increase.

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

During 2012, we have made significant progress with the investments in our hotels, as five of our properties were being renovated or upgraded in some way.

In March 2012, we completed our renovation at Delano South Beach which began in the third quarter of 2011. The renovations included the re-opening of a newly concepted restaurant, Bianca, improved public areas, such as the Rose Bar and pool and beach bars, a new nightclub, FDR, upgraded exclusive bungalows and suites, and 1,200 square feet of additional meeting space.

At Hudson, as of September 30, 2012, all of the guestrooms have been renovated and are back in service. We also plan to convert 32 SRO units into guest rooms at an estimated cost of approximately $150,000 per room, and expect to have these new rooms in service in December 2012 bringing the total number of rooms at Hudson to 866. Additionally, we are making progress with the new restaurant at Hudson, which is anticipated to open in early 2013.

In addition to renovations at our Owned Hotels, the owners of several managed hotels have invested funds for renovations and repositionings during 2012. In Los Angeles, Mondrian’s SkyBar, the Company’s iconic outdoor bar, and the pool, were closed in early 2012 for renovations which were completed in May 2012. Sanderson underwent significant air conditioner repairs and replacements and certain technology upgrades in preparation for the 2012 Summer Olympics. This renovation work was completed in May 2012. In New York, the restaurant at Morgans was closed beginning in the first quarter of 2012. We expect to reopen this venue as a newly re-concepted restaurant and lounge in early 2013.

During the year, we continued to aggressively pursue hotel management opportunities. On August 6, 2012, we announced an agreement with MGM to introduce Delano Las Vegas, an all-suite hotel at Mandalay Bay. After MGM completes a property renovation and redesign, THEhotel will be converted into Delano Las Vegas. The conversion of THEhotel to Delano Las Vegas is expected to be completed in late 2013 and will be funded by MGM. Delano Las Vegas will be managed by MGM pursuant to a 10-year licensing agreement, with two 5-year extensions at our option, subject to performance thresholds. Under the license agreement, we will earn a base fee, subject to increase based on our development and brand expansion, and we can earn an incentive fee based on Delano Las Vegas’ RevPAR in its competitive set.

On August 16, 2012, we announced a new agreement for the management of a 160-room Delano-branded hotel scheduled to open in 2015. We will manage Delano Moscow pursuant to a 20-year management agreement, with one ten-year extension option, subject to certain conditions. Under the Delano Moscow agreement, we have agreed to contribute an aggregate of $10.0 million in key money, of which $3.0 million was contributed in August 2012 upon the signing of the management agreement, with the remaining $7.0 million to be contributed prior to the hotel opening. The initial $3.0 million key money contribution is refundable by the hotel owner if Delano Moscow does not open by the predetermined opening date. Additionally, we have provided a cash flow guarantee to the owner if the hotel does not attain specified levels of net operating profits set forth in the management agreement up to certain maximum amounts for the first four years of the contract. Such guarantee fundings, if any, are recoverable out of future hotel cash flows and under certain other conditions.

As a result of our development efforts, we have announced four newly signed management agreements so far in 2012 – Delano Marrakech, Mondrian Marrakech, Hudson London at Great Scotland Yard and Delano Moscow – and one license agreement with MGM for Delano Las Vegas. In September 2012, we opened Delano Marrakech. Moreover, we believe our pipeline of prospective deals continues to remain strong. We now have signed management agreements for eight hotels, and a license agreement for another, that are scheduled to open over the next three years, with three of these hotels scheduled to open in the next eighteen months. Seven of these hotels already have financing for construction or redevelopment, although there can be no assurance that all of these hotel projects will be completed as scheduled or at all.

We also acquired the leasehold interests in three restaurants at Mandalay Bay from an existing tenant for $15.0 million in cash at closing and a $10.6 million principal only promissory note to be paid over seven years. The venues will be reconcepted and managed by TLG. The three restaurants will be operated pursuant to 10-year operating leases with MGM, pursuant to which we will pay minimum annual lease payments and a percentage rent based on cash flow. In addition, TLG will manage a yet to be announced nightclub at Mandalay Bay to be owned by a venture that includes The Yucaipa Companies, an equity holder in the Company, and Andrew Sasson, a member of our Board of Directors.

Finally, as part of our strategy of shifting toward a more “asset light” business model, we have begun a sales process for Delano in South Beach and would use the proceeds from any sale for debt reduction, growth and general working capital purposes. In addition, we believe we have significant value available to us in Hudson.

Operating Results

Comparison of Three Months Ended September 30, 2012 to Three Months Ended September 30, 2011

The following table presents our operating results for the three months ended September 30, 2012 and 2011, including the amount and percentage change in these results between the two periods. The consolidated operating results for the three months ended September 30, 2012 is comparable to the consolidated operating results for the three months ended September 30, 2011, with the exception of Mondrian Los Angeles, which we owned until May 3, 2011, Royalton and Morgans, which we owned until May 23, 2011, the completion of the CGM Transaction in June 2011 resulting in our full ownership of certain food and beverage operations previously owned through a 50/50 joint venture, the management of the San Juan Water and Beach Club, which was terminated effective July 13, 2011, our 50% ownership interest in Sanderson and St Martins Lane, which we sold in November 2011, and the acquisition of TLG in November 2011. The consolidated operating results are as follows:

	Three Months Ended
	September 30, 2012	September 30, 2011	Changes ($)	Changes (%)
	(Dollars in thousands)
Revenues:
Rooms	$24,311	$26,432	$(2,121)	(8.0)%
Food and beverage	12,649	15,575	(2,926)	(18.8)
Other hotel	1,036	1,271	(235)	(18.5)

Total hotel revenues	37,996	43,278	(5,282)	(12.2)
Management fee-related parties and other income	6,040	3,408	2,632	77.2

Total revenues	44,036	46,686	(2,650)	(5.7)

Operating Costs and Expenses:
Rooms	7,818	8,263	(445)	(5.4)
Food and beverage	10,178	13,664	(3,486)	(25.5)
Other departmental	829	870	(41)	(4.7)
Hotel selling, general and administrative	9,549	9,951	(402)	(4.0)
Property taxes, insurance and other	3,965	4,247	(282)	(6.6)

Total hotel operating expenses	32,339	36,995	(4,656)	(12.6)
Corporate expenses, including stock compensation	8,675	7,037	1,638	23.3
Depreciation and amortization	5,827	4,833	994	20.6
Restructuring, development and disposal costs	3,460	2,125	1,335	62.8

Total operating costs and expenses	50,301	50,990	(689)	(1.4)

Operating loss	(6,265)	(4,304)	(1,961)	45.6
Interest expense, net	8,344	8,775	(431)	(4.9)
Equity in loss of unconsolidated joint venture	1,376	12,794	(11,418)	(89.2)
Gain on asset sales	(1,993)	(1,101)	(892)	81.0
Other non-operating expenses	1,728	616	1,112	(1)

Loss before income tax expense	(15,720)	(25,388)	9,668	(38.1)
Income tax expense	234	230	4	1.7

Net loss	(15,954)	(25,618)	9,664	(37.7)
Net loss attributable to non controlling interest	277	799	(522)	(65.3)

Net loss attributable to Morgans Hotel Group	(15,677)	(24,819)	9,142	(36.8)
Preferred stock dividends and accretion	(2,836)	(2,285)	(551)	24.1

Net loss attributable to common stockholders	$(18,513)	$(27,104)	$8,591	(31.7)%

(1)	Not meaningful.

Total Hotel Revenues. Total hotel revenues decreased 12.2% to $38.0 million for the three months ended September 30, 2012 compared to $43.3 million for the three months ended September 30, 2011. The components of RevPAR from our Owned Hotels, which consisted, as of September 30, 2012, of Hudson, Delano South Beach and Clift, for the three months ended September 30, 2012 and 2011 are summarized as follows:

	Three Months Ended
	September 30, 2012	September 30, 2011	Change ($)	Change (%)
Occupancy	74.9%	87.2%	—	(14.1)%
ADR	$252	$235	$17	7.1%
RevPAR	$189	$205	$(16)	(8.1)%

RevPAR from our Owned Hotels decreased 8.1% to $189 for the three months ended September 30, 2012 compared to $205 for the three months ended September 30, 2011. During the three months ended September 30, 2012, Hudson was under renovation.

Rooms revenue decreased 8.0% to $24.3 million for the three months ended September 30, 2012 compared to $26.4 million for the three months ended September 30, 2011. This decrease was primarily due to the impact of the renovations at Hudson, which began in the fourth quarter of 2011 and were completed in late September 2012.

Food and beverage revenue decreased 18.8% to $12.6 million for the three months ended September 30, 2012 compared to $15.6 million for the three months ended September 30, 2011. This decrease was primarily due to the transfer of ownership of the restaurant at Morgans to the hotel owner in February 2012 and the closing of Hudson’s restaurant due to renovations. Slightly offsetting this decrease were increases related to the consolidation of previously unconsolidated food and beverage operations at our London hotels.

Other hotel revenue decreased 18.5% to $1.0 million for the three months ended September 30, 2012 compared to $1.3 million for the three months ended September 30, 2011. This decrease was primarily due to Hudson no longer offering a minibar, effective January 2012, which eliminated other hotel revenue associated with minibar sales. Additionally, beginning in February 2012, Delano stopped charging for standard internet connectivity.

Management Fee—Related Parties and Other Income. Management fee—related parties and other income increased by 77.2% to $6.0 million for the three months ended September 30, 2012 compared to $3.4 million for the three months ended September 30, 2011. This increase was primarily attributable to management fees earned through our contracts with MGM acquired as part of our acquisition of TLG in November 2011.

Operating Costs and Expenses

Rooms expense decreased 5.4% to $7.8 million for the three months ended September 30, 2012 compared to $8.3 million for the three months ended September 30, 2011. This trend is consistent with the decrease in occupancy noted above and was primarily due to rooms out of service during the Hudson renovation work in 2012.

Food and beverage expense decreased 25.5% to $10.2 million for the three months ended September 30, 2012 compared to $13.7 million for the three months ended September 30, 2011. This decrease was primarily due to the transfer of ownership of the restaurant at Morgans to the hotel owner in February 2012.

Other departmental expense decreased 4.7% to $0.8 million for the three months ended September 30, 2012 compared to $0.9 million for the three months ended September 30, 2011. This decrease was primarily due to decreased costs associated with the elimination of minibars at Hudson effective January 2012, as discussed above.

Hotel selling, general and administrative expense decreased 4.0% to $9.5 million for the three months ended September 30, 2012 compared to $10.0 million for the three months ended September 30, 2011. This decrease was primarily due to reductions in expenses as a result of decreased occupancies at our Owned Hotels and a decrease in energy costs at Hudson due to the renovation work which was completed at the end of September 2012, as hotel rooms were out of service.

Property taxes, insurance and other expense decreased 6.6% to $4.0 million for the three months ended September 30, 2012 compared to $4.2 million for the three months ended September 30, 2011. This decrease was primarily due to lower real estate taxes at Hudson as a result of a real estate tax appeal settled in the second quarter of 2012.

Corporate expenses, including stock compensation increased 23.3% to $8.7 million for the three months ended September 30, 2012 compared to $7.0 million for the three months ended September 30, 2011. This increase was primarily due to the acquisition of TLG and increased stock compensation expense as a result of stock awards to new employees.

Depreciation and amortization increased 20.6% to $5.8 million for the three months ended September 30, 2012 compared to $4.8 million for the three months ended September 30, 2011. This increase was primarily due to increased depreciation expense related to the completion of the renovation at Delano during the first quarter of 2012.

Restructuring, development and disposal costs increased 62.8% to $3.5 million for the three months ended September 30, 2012 compared to $2.1 million for the three months ended September 30, 2011. This increase was primarily due to preopening costs related to the Hudson rooms renovation.

Interest expense, net decreased 4.9% to $8.3 million for the three months ended September 30, 2012 compared to $8.8 million for the three months ended September 30, 2011. This decrease was primarily due to the write off of deferred financing fees during the three months ended September 30, 2011 related to the then outstanding debt secured by Hudson, which was refinanced in August 2011.

Equity in loss of unconsolidated joint ventures resulted in a loss of $1.4 million for the three months ended September 30, 2012 compared to a loss of $12.8 million for the three months ended September 30, 2011. This reduction in loss was primarily due to the fact that we no longer record our share of equity in earnings or losses on a majority of our unconsolidated joint ventures, as they have been fully impaired. Additionally, during the three months ended September 30, 2011, we recorded an impairment loss of $10.6 million on our investment in Ames for which there was no comparable impairment recorded in the three months ended September 30, 2012.

The components of RevPAR from our comparable Joint Venture Hotels for the three months ended September 30, 2012 and 2011, which includes Shore Club, Mondrian South Beach, Ames and Mondrian SoHo, but excludes San Juan Water and Beach Club in Isla Verde, Puerto Rico, which we managed until July 13, 2011, and Sanderson and St Martins Lane, in which we sold our ownership interest in November 2011, are summarized as follows:

	Three Months Ended
	September 30, 2012	September 30, 2011	Change ($)	Change (%)
Occupancy	69.1%	67.5%	—	2.4%
ADR	$251	$242	$9	3.4%
RevPAR	$173	$164	$9	6.0%

Gain on asset sales resulted in income of $2.0 million for the three months ended September 30, 2012 compared to $1.1 million for the three months ended September 30, 2011. This income was related to the recognition of gains we recorded on the sales of Royalton, Morgans and Mondrian Los Angeles, all of which occurred in May 2011, and the sale of our 50% ownership in the entity that owned Sanderson and St Martins Lane, which occurred in November 2011. As we have significant continuing involvement with these hotels through long-term management agreements, the gains on sales are deferred and recognized over the initial term of the related management agreement.

Other non-operating expenses increased to $1.7 million for the three months ended September 30, 2012 as compared to $0.6 million for the three months ended September 30, 2011. This increase in expense is primarily the result of the increase in fair value of the TLG Promissory Notes (as defined below), discussed in note 6.

Income tax expense was relatively flat for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, with an increase of 1.7%.

Operating Results

Comparison of Nine Months Ended September 30, 2012 to Nine Months Ended September 30, 2011

The following table presents our operating results for the nine months ended September 30, 2012 and 2011, including the amount and percentage change in these results between the two periods. The consolidated operating results for the nine months ended September 30, 2012 is comparable to the consolidated operating results for the nine months ended September 30, 2011, with the exception of Mondrian Los Angeles, which we owned until May 3, 2011, Royalton and Morgans, which we owned until May 23, 2011, Hard Rock, which we managed until March 1, 2011, Mondrian SoHo, which opened in February 2011, the completion of the CGM Transaction in June 2011 resulting in our full ownership of certain food and beverage operations previously owned through a 50/50 joint venture, the management of the San Juan Water and Beach Club, which was terminated effective July 13, 2011, our 50% ownership interest in Sanderson and St Martins Lane, which we sold in November 2011, and the acquisition of TLG in November 2011. The consolidated operating results are as follows:

	Nine Months Ended
	September 30, 2012	September 30, 2011	Changes ($)	Changes (%)
	(Dollars in thousands)
Revenues:
Rooms	$70,930	$90,951	$(20,021)	(22.0)%
Food and beverage	42,025	49,216	(7,191)	(14.6)
Other hotel	3,495	5,020	(1,525)	(30.4)

Total hotel revenues	116,450	145,187	(28,737)	(19.8)
Management fee-related parties and other income	18,672	10,112	8,560	84.7

Total revenues	135,122	155,299	(20,177)	(13.0)

Operating Costs and Expenses:
Rooms	23,256	29,122	(5,866)	(20.1)
Food and beverage	34,773	41,901	(7,128)	(17.0)
Other departmental	2,655	3,117	(462)	(14.8)
Hotel selling, general and administrative	28,335	33,301	(4,966)	(14.8)
Property taxes, insurance and other	11,531	12,136	(605)	(5.0)

Total hotel operating expenses	100,550	119,577	(19,027)	(15.9)
Corporate expenses, including stock compensation	25,302	25,920	(618)	(2.4)
Depreciation and amortization	17,437	17,405	32	0.2
Restructuring, development and disposal costs	7,704	10,518	(2,814)	(26.8)

Total operating costs and expenses	150,993	173,420	(22,427)	(12.9)

Operating loss	(15,871)	(18,121)	2,250	(12.4)
Interest expense, net	24,348	27,783	(3,435)	(12.4)
Equity in loss of unconsolidated joint venture	4,992	23,187	(18,195)	(78.5)
Gain on asset sales	(5,984)	(1,721)	(4,263)	(1)
Other non-operating expenses	4,190	2,885	1,305	45.2

Loss before income tax expense	(43,417)	(70,255)	26,838	(38.2)
Income tax expense	548	523	25	4.8

Net loss from continuing operations	(43,965)	(70,778)	26,813	(37.9)
Income from discontinued operations, net of tax	—	485	(485)	(100.0)

Net loss	(43,965)	(70,293)	26,328	(37.5)
Net loss attributable to noncontrolling interest	614	2,007	(1,393)	(69.4)

Net loss attributable to Morgans Hotel Group	(43,351)	(68,286)	24,935	(36.5)
Preferred stock dividends and accretion	(8,204)	(6,701)	(1,503)	22.4

Net loss attributable to common stockholders	$(51,555)	$(74,987)	$23,432	(31.2)%

(1)	Not meaningful.

Total Hotel Revenues. Total hotel revenues decreased 19.8% to $116.5 million for the nine months ended September 30, 2012 compared to $145.2 million for the nine months ended September 30, 2011. This decrease was primarily due to the sale in May 2011 of three hotels we previously owned. The components of RevPAR from our Owned Hotels, which consisted, as of September 30, 2012, of Hudson, Delano South Beach and Clift, for the nine months ended September 30, 2012 and 2011 are summarized as follows:

	Nine Months Ended
	September 30, 2012	September 30, 2011	Change ($)	Change (%)
Occupancy	71.4%	83.1%	—	(14.1)%
ADR	$259	$239	$20	8.3%
RevPAR	$185	$199	$(14)	(6.9)%

RevPAR from our Owned Hotels decreased 6.9% to $185 for the nine months ended September 30, 2012 compared to $199 for the nine months ended September 30, 2011. During the nine months ended September 30, 2012, Delano South Beach and Hudson were under renovation.

Rooms revenue decreased 22.0% to $70.9 million for the nine months ended September 30, 2012 compared to $91.0 million for the nine months ended September 30, 2011. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results of these three hotels during all periods presented, our Owned Hotels rooms revenue decreased 6.6%, consistent with the decrease in RevPAR which was primarily attributable to the renovations at Delano South Beach and Hudson, discussed above.

Food and beverage revenue decreased 14.6% to $42.0 million for the nine months ended September 30, 2012 compared to $49.2 million for the nine months ended September 30, 2011. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Additionally, the decrease was due to the transfer of ownership of the restaurant at Morgans to the hotel owner in February 2012. Slightly offsetting this decrease were increases related to the CGM Transaction, in which we purchased the remaining 50% interest from our joint venture partner in certain food and beverage operations at our hotels, and the consolidation of previously unconsolidated food and beverage operations at our London hotels.

Other hotel revenue decreased 30.4% to $3.5 million for the nine months ended September 30, 2012 compared to $5.0 million for the nine months ended September 30, 2011. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results for these three hotels during all periods presented, our Owned Hotels other hotel revenue decreased 12.5%. This trend is consistent with the decrease in rooms revenue noted above, although the decrease in other hotel revenue was further impacted by the elimination, effective January 2012, of minibars at Hudson which eliminated other hotel revenue associated with minibar sales. Additionally, beginning in February 2012 Delano stopped charging for standard internet connectivity.

Management Fee—Related Parties and Other Income. Management fee—related parties and other income increased by 84.7% to $18.7 million for the nine months ended September 30, 2012 compared to $10.1 million for the nine months ended September 30, 2011. This increase was primarily due to management fees earned through our contracts with MGM acquired as part of our acquisition of TLG in November 2011.

Operating Costs and Expenses

Rooms expense decreased 20.1% to $23.3 million for the nine months ended September 30, 2012 compared to $29.1 million for the nine months ended September 30, 2011. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results of these three hotels during all periods presented, our Owned Hotels rooms expense decreased 1.7% primarily as a result of rooms out of service during the Hudson renovation work in 2012.

Food and beverage expense decreased 17.0% to $34.8 million for the nine months ended September 30, 2012 compared to $41.9 million for the nine months ended September 30, 2011. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Partially offsetting this decrease were increases related to the CGM Transaction, discussed above, and the consolidation of previously unconsolidated food and beverage operations at our London hotels.

Other departmental expense decreased 14.8% to $2.7 million for the nine months ended September 30, 2012 compared to $3.1 million for the nine months ended September 30, 2011. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results for these three hotels during all periods presented, other departmental expense at our Owned Hotels was flat year over year.

Hotel selling, general and administrative expense decreased 14.9% to $28.3 million for the nine months ended September 30, 2012 compared to $33.3 million for the nine months ended September 30, 2011. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results of these hotels during all periods presented, our Owned Hotels selling, general and administrative expense decreased by 4.2%.

Property taxes, insurance and other expense decreased 5.0% to $11.5 million for the nine months ended September 30, 2012 compared to $12.1 million for the nine months ended September 30, 2011. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results of these hotels during all periods presented, our Owned Hotels selling, property taxes, insurance and other expense increased by 2.4% primarily as a result of the scheduled reduction in incentive tax credits at Hudson impacting the nine months ended September 30, 2012 as compared to the same period in 2011, and an increase in the Hudson real estate tax assessment effective July 1, 2012.

Corporate expenses, including stock compensation decreased 2.4% to $25.3 million for the nine months ended September 30, 2012 compared to $25.9 million for the nine months ended September 30, 2011. This decrease was primarily due to increased stock compensation expense recognized during the nine months ended September 30, 2011 due to the accelerated vesting of unvested equity awards granted to our former Chief Executive Officer and our former President in connection with their separation from the Company in March 2011.

Depreciation and amortization was relatively flat at $17.4 million for the nine months ended September 30, 2012 compared to $17.4 million for the nine months ended September 30, 2011. This was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results of these three hotels during all periods presented, our Owned Hotels depreciation and amortization decreased 6.0% during the nine months ended September 30, 2012 as compared to the same period in 2011, due to assets becoming fully depreciated.

Restructuring, development and disposal costs decreased 26.8% to $7.7 million for the nine months ended September 30, 2012 compared to $10.5 million for the nine months ended September 30, 2011. This decrease was primarily due to severance costs related to employee and executive restructurings incurred during the nine months ended September 30, 2011.

Interest expense, net decreased 12.4% to $24.3 million for the nine months ended September 30, 2012 compared to $27.8 million for the nine months ended September 30, 2011. During 2011, we had higher financing fees related to the then outstanding debt secured by Hudson, which was refinanced in August 2011 and the then outstanding debt secured by Mondrian Los Angeles, which was repaid in connection with the hotel’s sale in May 2011. In connection with these 2011 refinancing and debt repayments, the related financing fees were written off in 2011, thereby increasing interest expense during the nine months ended September 30, 2011.

Equity in loss of unconsolidated joint ventures resulted in a loss of $5.0 million for the nine months ended September 30, 2012 compared to a loss of $23.2 million for the nine months ended September 30, 2011. During March 2011 we recognized expenses related to the Hard Rock settlement, described in note 4 to the consolidated financial statements, for which there was no comparable loss recorded during the same period in 2012. Additionally, in September 2011, we recorded an impairment loss of $10.6 million on our investment in Ames. We no longer record our share of equity in earnings or losses on a majority of our unconsolidated joint ventures, as they have been fully impaired.

The components of RevPAR from our comparable Joint Venture Hotels for the nine months ended September 30, 2012 and 2011, which includes Shore Club, Mondrian South Beach and Ames, but excludes the Hard Rock, which we managed until March 1, 2011, Mondrian SoHo, which opened in February 2011, San Juan Water and Beach Club in Isla Verde, Puerto Rico, which we managed until July 13, 2011, and Sanderson and St Martins Lane, which we sold our ownership interest in November 2011, are summarized as follows:

	Nine Months Ended
	September 30, 2012	September 30, 2011	Change ($)	Change (%)
Occupancy	67.1%	65.4%	—	2.6%
ADR	$269	$258	$11	4.1%
RevPAR	$181	$169	$12	6.8%

Gain on asset sales resulted in income of $6.0 million for the nine months ended September 30, 2012 compared to $1.7 million for the nine months ended September 30, 2011. This income was related to the recognition of gains we recorded on the sales of Royalton, Morgans and Mondrian Los Angeles, all of which occurred in May 2011, and our 50% ownership in the entity that owned Sanderson and St Martins Lane, which occurred in November 2011. As we have significant continuing involvement with these hotels through long-term management agreements, the gains on sales are deferred and recognized over the initial term of the related management agreement.

Other non-operating expenses increased 45.2% to $4.2 million for the nine months ended September 30, 2012 as compared to $2.9 million for the nine months ended September 30, 2011. This increase was primarily the result of the increase in fair value of the TLG Promissory Notes, discussed in note 6.

Income tax expense was relatively flat for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, with an increase of 4.8%.

Income from discontinued operations, net of tax resulted in income of $0.5 million for the nine months ended September 30, 2011, for which there was no comparable income recorded during the nine months ended September 30, 2012. The income recorded in 2011 relates to the transfer of our ownership interests in January 2011 of the property across the street from Delano South Beach to a third party.

Liquidity and Capital Resources

As of September 30, 2012, we had approximately $8.6 million in cash and cash equivalents, and the amount of borrowings available under our revolving credit facility was $16.8 million, net of $52.0 million of outstanding borrowings and $10.0 million of posted letters of credit. As of September 30, 2012, total restricted cash was $7.8 million.

We intend to utilize our liquidity to repay outstanding debt and to fund growth and development efforts, renovations at existing hotels and infrastructure improvements.

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

At Hudson, as of September 30, 2012, all of the guestrooms have been renovated and are back in service. We also plan to convert 32 SRO units into guest rooms at an estimated cost of approximately $150,000 per room, and expect to have these new rooms in service in December 2012 bringing the total number of rooms at Hudson to 866. Additionally, we are making progress with the new restaurant at Hudson, which is anticipated to open in early 2013. To date, we have spent approximately $24.0 million on room, corridor and restaurant renovations, $6.0 million of which was spent in the third quarter of 2012, and intend to spend an additional approximately $5 to $6 million to complete these projects at Hudson.

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

Our Series A Preferred Securities, defined and discussed further below in “—Debt”, have an 8% dividend rate until October 15, 2014, a 10% dividend rate from October 15, 2014 to October 15, 2016, and a 20% dividend rate thereafter. The cumulative unpaid dividends also have a dividend rate equal to the dividend rate on the Series A Preferred Securities. We have the option to accrue any and all dividend payments, and as of September 30, 2012, have not declared any dividends. As of September 30, 2012, we have undeclared dividends of approximately $20.2 million. We have the option to redeem any or all of the Series A preferred securities at any time.

Other long-term liquidity requirements include our obligations under our Convertible Notes, defined and discussed further below in “—Debt”, which mature in October 2014, our Hudson mortgage debt, which matures in August 2013 with three one-year extension options, our Delano Credit Facility, which expires in July 2014, our TLG promissory notes, which mature in November 2015, our trust preferred securities, and the Clift lease, each as described under “—Debt.” Additionally, as part of our acquisition of TLG, each of Messrs. Sasson and Masi received the right to require Morgans Group to purchase his 5% equity interest in TLG at any time after the third anniversary of the closing date of the acquisition at a purchase price equal to his percentage equity ownership interest multiplied by the product of seven times the Non-Morgans EBITDA for the preceding 12 months, subject to certain adjustments (the “Sasson-Masi Put Options”). The aggregate purchase price for the Sasson-Masi Put Options, which become exercisable in December 2014, would have been an estimated $6.4 million based on the contractual formula applied as of September 30, 2012.

We anticipate we will need to renovate Clift in the next few years, which will require additional capital that we expect to fund from the sources described below.

Additionally, as our new managed hotels are developed, to the extent we have committed to contribute key money or equity, these amounts will come due prior to the hotel opening. As of September 30, 2012, our long term key money commitments were approximately $34.5 million and our potential funding under cash flow guarantees at operating hotels and hotels under development at the maximum amount under the applicable contracts, but excluding contracts where the maximum cannot be determined, was $39.6 million. Financing for some of our development projects has not yet been identified. Given the uncertain economic environment and continuing challenging conditions in the credit markets, these and other projects may not be able to obtain adequate project financing in a timely manner or at all. If adequate project financing is not obtained, these projects may need to be limited in scope, deferred or cancelled altogether, and to the extent we have previously funded key money on a cancelled project, we may be unable to recover the amounts funded.

Sources of Liquidity. Historically, we have satisfied our short-term and long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, equity and debt offerings, long-term mortgages and mezzanine loans on our properties, and more recently, cash generated through asset dispositions.

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

As of September 30, 2012, we had approximately $269.0 million of remaining tax net operating loss carryforwards to offset future income, including gains on future asset sales. We have begun a sales process for Delano in South Beach and would use the proceeds from any sale for debt reduction, growth and general working capital purposes. In addition, we believe we have significant value available to us in Hudson.

Although the credit and equity markets remain challenging, we believe that these sources of capital will become available to us in the future to fund our long-term liquidity requirements. However, there can be no assurances that we will be able to access any of these sources on terms acceptable to us or at all. For example, our ability to obtain additional debt is dependent upon a number of factors, including our degree of leverage, borrowing restrictions imposed by existing lenders and general market conditions. We will continue to explore various options from time to time as necessary for our liquidity requirements or advantageous in pursuing our business strategy.

Other Liquidity Matters

In addition to our expected short-term and long-term liquidity requirements, our liquidity could also be affected by certain other potential liquidity matters, including at our Joint Venture Hotels, as discussed below.

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

Morgans Group and affiliates of our joint venture partner have agreed to provide standard nonrecourse carve-out guaranties and provide certain limited indemnifications for the Mondrian South Beach mortgage and mezzanine loans. In the event of a default, the lenders’ recourse is generally limited to the mortgaged property or related equity interests, subject to standard nonrecourse carve-out guaranties for “bad boy” type acts. Morgans Group and affiliates of our joint venture partner also agreed to guaranty the joint venture’s obligation to reimburse certain expenses incurred by the lenders and indemnify the lenders in the event such lenders incur liability in connection with certain third-party actions. Morgans Group and affiliates of our joint venture partner have also guaranteed the joint venture’s liability for the unpaid principal amount of any seller financing note provided for condominium sales if such financing or related mortgage lien is found unenforceable, provided they shall not have any liability if the seller financed unit becomes subject again to the lien of the lender mortgage or title to the seller financed unit is otherwise transferred to the lender or if such seller financing note is repurchased by Morgans Group and/or affiliates of our joint venture at the full amount of unpaid principal balance of such seller financing note. In addition, although construction is complete and Mondrian South Beach opened on December 1, 2008, Morgans Group and affiliates of our joint venture partner may have continuing obligations under construction completion guaranties until all outstanding payables due to construction vendors are paid. As of September 30, 2012, there are remaining payables outstanding to vendors of approximately $0.9 million. Pursuant to a letter agreement with the lenders for the Mondrian South Beach loan, the joint venture agreed that these payables, many of which are currently contested or under dispute, will not be paid from operating funds but only from tax abatements and settlements of certain lawsuits. In the event funds from tax abatements and settlements of lawsuits are insufficient to repay these amounts in a timely manner, we and our joint venture partner are required to fund the shortfall amounts.

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

Mondrian SoHo. As of September 30, 2012, the joint venture’s outstanding mortgage debt secured by the hotel was $196.0 million. The loan will mature on November 15, 2012. Due to the level of debt on Mondrian SoHo, we do not believe the joint venture will be able to refinance the outstanding debt upon maturity. The joint venture is discussing various options with the lenders, although there can be no assurance the joint venture will be able to extend the maturity date of the debt or refinance it on a timely basis or at all. We have a subordination and non-disturbance agreement pertaining to our management agreement at Mondrian SoHo and intend to defend our rights under these agreements in the event of any challenge by the lenders, although we can provide no assurances that we will be successful.

Additionally, there have been and may continue to be cash shortfalls from the operations of the hotel from time to time which have required additional fundings by us and our joint venture partner. In 2012, through September 30, we have funded approximately $1.0 million in cash shortfalls at Mondrian SoHo, which have been treated in part as additional capital contributions and in part as loans from our management company subsidiary. We do not intend to commit significant additional monies toward the repayment of the loan or the funding of operating deficits.

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

Ames. As of September 30, 2012, the joint venture’s outstanding mortgage debt secured by the hotel was $46.5 million. In October 2010, the mortgage loan matured, and the joint venture did not satisfy the conditions necessary to exercise the first of two remaining one-year extension options available under the loan, which included funding a debt service reserve account, among other things. As a result, the mortgage lender for Ames served the joint venture with a notice of default and acceleration of debt. In February 2011, the joint venture reached an agreement with the lender whereby the lender waived the default, reinstated the loan and extended the loan maturity date until October 9, 2011. In September 2011, the joint venture partners funded their pro rata shares of the debt service reserve account, of which our contribution was $0.3 million, and exercised the one remaining extension option available on the mortgage debt.

Due to the level of debt on Ames, the joint venture has not been able to refinance the debt at maturity or to fully fund its operating expenses and its debt service on Ames solely from its revenues from time to time. The mortgage debt secured by Ames matured on October 9, 2012 and the mortgage lender has served the joint venture with a notice of event of default. The joint venture is reviewing its options and is pursuing discussions with the lenders. We do not intend to commit significant monies toward the repayment of the joint venture loan or the funding of operating deficits. We have a subordination and non-disturbance agreement pertaining to our management agreement at Ames and intend to defend our rights under these agreements in the event of any challenge by the lenders, although we can provide no assurances that we will be successful.

Additionally, the development of the hotel qualified for federal and state historic rehabilitation tax credits which were sold for approximately $16.9 million. In the event of foreclosure and certain other transfers, we are jointly and severally liable for certain federal historic tax credit recapture liabilities. These liabilities reduce over time, but as of September 30, 2012, were estimated at approximately $14.5 million, of which our pro rata share is $4.5 million.

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

Potential Litigation. We may have potential liability in connection with certain claims by a designer for which we have accrued $13.9 million as of September 30, 2012, as discussed in note 5 of our consolidated financial statements.

Other Possible Uses of Capital. As we pursue our growth strategy, we may continue to invest in new management agreements through key money, equity investments and cash flow guarantees. To fund any such future investments, we may from time to time pursue various potential financing opportunities available to us.

We have a number of additional development projects signed or under consideration, some of which may require equity investments, key money or credit support from us. In addition, through certain cash flow guarantees, we may have potential future fundings for operating hotels and hotels under development, as discussed in note 12 of our consolidated financial statements.

Comparison of Cash Flows for the Nine Months Ended September 30, 2012 to the Nine Months Ended September 30, 2011

Operating Activities. Net cash used in operating activities was $17.7 million for the nine months ended September 30, 2012 as compared to net cash provided by operating activities of $11.2 million for the nine months ended September 30, 2011. This increase in cash used was primarily due to a decline in operating results at Delano South Beach and Hudson, two of our Owned Hotels, which were under renovation during the nine months ended September 30, 2012.

Investing Activities. Net cash used in investing activities amounted to $53.3 million for the nine months ended September 30, 2012 as compared to net cash provided by investing activities of $235.7 million for the nine months ended September 30, 2011. The change was primarily related to the net proceeds we received from the sale of Mondrian Los Angeles, Royalton and Morgans during May 2011 slightly offset by the purchase of joint venture interests in certain food and beverage entities in CGM in June 2011. Cash used in investing activities for the nine months ended September 30, 2012 were related to renovation costs incurred at Delano South Beach and Hudson, two of our Owned Hotels, which were under renovation during the nine months ended September 30, 2012, our acquisition of the leasehold interests in three restaurants in Las Vegas, in connection with our agreements with MGM as discussed above, and our key money investments in Delano Moscow and Delano Marrakech.

Financing Activities. Net cash provided by financing activities amounted to $50.7 million for the nine months ended September 30, 2012 as compared to net cash used in financing g activities of $239.3 million for the nine months ended September 30, 2011. This change is primarily due to the repayment of debt associated with the three hotels we sold during May 2011, for which there was no comparable transaction during 2012. The cash provided by financing during the nine months ended September 30, 2012 was primarily due to increased funds being borrowed from our revolving credit facility to fund our Owned Hotels renovations and investments in hotels under development.

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

On December 7, 2011, we entered into a technical amendment with the Primary Lender whereby the Hudson 2011 Mortgage Loan is subject to an interest rate of 30-day LIBOR (with a minimum of 1.0%) plus 5.0%, at the Primary Lender’s option. At September 30, 2012, $28.0 million of the Hudson 2011 Mortgage Loan bore interest at a reserve adjusted blended rate of 30-day LIBOR (with a minimum of 1.0%) plus 4.0%. The remaining $87.0 million of the Hudson 2011 Mortgage Loan which was sold to the Securitized Lenders bore interest at a reserve adjusted blended rate of 30-day LIBOR (with a minimum of 1.0%) plus 5.0%.

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

Clift. We lease Clift under a 99-year nonrecourse lease agreement expiring in 2103. The lease is accounted for as a financing with a liability balance of $88.6 million at September 30, 2012.

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

The Delano Credit Facility provides commitments for a $100 million revolving credit facility and includes a $15 million letter of credit sub-facility. The maximum amount of such commitments available at any time for borrowings and letters of credit is determined according to a borrowing base valuation equal to the lesser of (i) 55% of the appraised value of Delano South Beach (the “Florida Property”) and (ii) the adjusted net operating income for the Florida Property divided by 11%. Extensions of credit under the Delano Credit Facility are available for general corporate purposes. The commitments under the Delano Credit Facility may be increased by up to an additional $10 million during the first two years of the facility, subject to certain conditions, including obtaining commitments from any one or more lenders to provide such additional commitments. The commitments under the Delano Credit Facility terminate on July 28, 2014, at which time all outstanding amounts under the Delano Credit Facility will be due and payable. Our availability under the Delano Credit Facility was $78.8 million as of September 30, 2012, of which $52.0 million of borrowings were outstanding and $10.0 million of letters of credit were posted.

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

The Borrowers’ ability to borrow under the Delano Credit Facility is subject to ongoing compliance by us and the Borrowers with various customary affirmative and negative covenants, including limitations on liens, indebtedness, issuance of certain types of equity, affiliated transactions, investments, distributions, mergers and asset sales. In addition, the Delano Credit Facility requires that we and the Borrowers maintain a fixed charge coverage ratio (consolidated EBITDA to consolidated fixed charges) of no less than (i) 1.05 to 1.00 at all times on or prior to June 30, 2012 and (ii) 1.10 to 1.00 at all times thereafter. As of September 30, 2012, we were in compliance with the fixed charge coverage ratio under the Delano Credit Facility and the fixed charge coverage ratio was 1.21x.

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

As of September 30, 2012, the fair value of the TLG Promissory Notes was estimated at approximately $17.4 million using the following assumptions in the Monte-Carlo valuation: expected price volatility for our stock of 20%; a risk free rate of 0.3%; and no dividend payments over the measurement period.

Hudson Capital Leases. We lease two condominium units at Hudson which are reflected as capital leases with balances of $6.1 million at September 30, 2012. Currently annual lease payments total approximately $900,000 and are subject to increases in line with inflation. The leases expire in 2096 and 2098.

Restaurant Lease Note. In August 2012, we entered into an agreement with MGM to convert THEhotel to Delano Las Vegas, which will be managed by MGM pursuant to a 10-year licensing agreement, with two 5-year extensions at our option, subject to performance thresholds. In addition, we acquired the leasehold interests in three restaurants at Mandalay Bay from an existing tenant for $15.0 million in cash at closing and a principal only $10.6 million promissory note (“Restaurant Lease Note”) to be paid over seven years.

The Restaurant Lease Note does not bear interest except in the event of default, as defined by the agreement. In accordance with ASC 470, Debt, we imputed interest on the Restaurant Lease Note, which is recorded at its fair value of $7.5 million as of the date of issuance and at September 30, 2012.

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

Capital Expenditures and Reserve Funds

We are obligated to maintain reserve funds for capital expenditures at our Owned Hotels as determined pursuant to our debt or lease agreements related to such hotels, with the exception of Delano South Beach. Our Joint Venture Hotels and our Managed Hotels generally are subject to similar obligations under our management agreements or under debt agreements related to such hotels. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. Such agreements typically require the hotel owners to reserve funds at amounts equal to 4% of the hotel’s revenues and require the funds to be set aside in restricted cash. As of September 30, 2012, approximately $0.4 million was available in restricted cash reserves for future capital expenditures under these obligations related to our Owned Hotels.

On March 1, 2012, we completed a $10.8 million renovation at Delano South Beach which began in the third quarter of 2011. The renovations included the re-opening of a newly concepted restaurant, Bianca, improved public areas, such as the Rose Bar and pool and beach bars, a new nightclub, FDR, upgraded exclusive bungalows and suites, and 1,200 square feet of additional meeting space.

At Hudson, as of September 30, 2012, all of the guestrooms have been renovated and are back in service. We also plan to convert 32 SRO units into guest rooms at an estimated cost of approximately $150,000 per room, and expect to have these new rooms in service in December 2012 bringing the total number of rooms at Hudson to 866. Additionally, we are making progress with the new restaurant at Hudson, which is anticipated to open in early 2013. To date, we have spent approximately $24.0 million on room, corridor and restaurant renovations, $6.0 million of which was spent in the third quarter of 2012, and intend to spend an additional approximately $5 to $6 million to complete these projects at Hudson. We anticipate we will need to renovate Clift in the next few years, which will require capital and will most likely be funded by equity contributions, debt financing, possible asset sales, future operating cash flows or a combination of these sources.

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

As of September 30, 2012, we had one interest rate cap outstanding and the fair value of this interest rate cap was insignificant.

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

Off-Balance Sheet Arrangements

As of September 30, 2012, we had unconsolidated joint ventures that we account for using the equity method of accounting, most of which have mortgage or related debt, as described below. In some cases, we provide nonrecourse carve-out guaranties of joint venture debt, which guaranty is only triggered in the event of certain “bad boy” acts, and other limited liquidity or credit support, as described below.

Mondrian South Beach. We own a 50% interest in Mondrian South Beach, an apartment building which was converted into a condominium and hotel. Mondrian South Beach opened in December 2008, at which time we began operating the property under a 20-year management contract. We also own a 50% interest in a mezzanine financing joint venture with an affiliate of our Mondrian South Beach joint venture partner through which a total of $28.0 million in mezzanine financing was provided to the Mondrian South Beach joint venture. As of September 30, 2012, the joint venture’s outstanding mortgage and mezzanine debt was $72.2 million, which does not include the $28.0 million mezzanine loan provided by the mezzanine financing joint venture.

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

Morgans Group and affiliates of our joint venture partner have agreed to provide standard nonrecourse carve-out guaranties and provide certain limited indemnifications for the Mondrian South Beach mortgage and mezzanine loans. In the event of a default, the lenders’ recourse is generally limited to the mortgaged property or related equity interests, subject to standard nonrecourse carve-out guaranties for “bad boy” type acts. Morgans Group and affiliates of our joint venture partner also agreed to guaranty the joint venture’s obligation to reimburse certain expenses incurred by the lenders and indemnify the lenders in the event such lenders incur liability in connection with certain third-party actions. Morgans Group and affiliates of our joint venture partner have also guaranteed the joint venture’s liability for the unpaid principal amount of any seller financing note provided for condominium sales if such financing or related mortgage lien is found unenforceable, provided they shall not have any liability if the seller financed unit becomes subject again to the lien of the lender’s mortgage or title to the seller financed unit is otherwise transferred to the lender or if such seller financing note is repurchased by Morgans Group and/or affiliates of our joint venture at the full amount of unpaid principal balance of such seller financing note. In addition, although construction is complete and Mondrian South Beach opened on December 1, 2008, Morgans Group and affiliates of our joint venture partner may have continuing obligations under construction completion guaranties until all outstanding payables due to construction vendors are paid. As of September 30, 2012, there are remaining payables outstanding to vendors of approximately $0.9 million. Pursuant to a letter agreement with the lenders for the Mondrian South Beach loan, the joint venture agreed that these payables, many of which are currently contested or under dispute, will not be paid from operating funds but only from tax abatements and settlements of certain lawsuits. In the event funds from tax abatements and settlements of lawsuits are insufficient to repay these amounts in a timely manner, we and our joint venture partner are required to fund the shortfall amounts.

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

We account for this investment under the equity method of accounting. At September 30, 2012, our investment in Mondrian South Beach was $0.3 million. Our equity in loss of Mondrian South Beach was $1.1 million and $1.0 million for the three months ended September 30, 2012 and 2011, respectively. Our equity in loss of Mondrian South Beach was $3.7 million and $2.5 million for the nine months ended September 30, 2012 and 2011, respectively.

Ames. On June 17, 2008, we, Normandy Real Estate Partners, and Ames Hotel Partners, entered into a joint venture to develop the Ames hotel in Boston. Upon the hotel’s completion in November 2009, we began operating Ames under a 20-year management contract. As of September 30, 2012, we had an approximately 31% economic interest in the joint venture.

As of September 30, 2012, the joint venture’s outstanding mortgage debt secured by the hotel was $46.5 million. In September 2011, the joint venture partners funded their pro rata shares of the debt service reserve account, of which our contribution was $0.3 million, and exercised the one remaining extension option available on the mortgage debt.

Due to the level of debt on Ames, the joint venture has not been able to refinance the debt at maturity or to fully fund its operating expenses and its debt service on Ames solely from its revenues from time to time. The mortgage debt secured by Ames matured on October 9, 2012 and the mortgage lender has served the joint venture with a notice of event of default. The joint venture is reviewing its options and is pursuing discussions with the lenders. We do not intend to commit significant monies toward the repayment of the joint venture loan or the funding of operating deficits. We have a subordination and non-disturbance agreement pertaining to our management agreement at Ames and intend to defend our rights under these agreements in the event of any challenge by the lenders, although we can provide no assurances that we will be successful.

Additionally, the development of the hotel qualified for federal and state historic rehabilitation tax credits which were sold for approximately $16.9 million. In the event of foreclosure and certain other transfers, we are jointly and severally liable for certain federal historic tax credit recapture liabilities. These liabilities reduce over time, but as of September 30, 2012, were estimated at approximately $14.5 million, of which our pro rata share is $4.5 million.

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

Based on prevailing economic conditions and the upcoming mortgage debt maturity, the joint venture concluded that the hotel was impaired in September 2011. As a result, we wrote down our investment in Ames to zero and recorded our share of the impairment charge of $10.6 million through equity in loss of unconsolidated joint ventures for the year ended December 31, 2011. As of September 30, 2012, our financial statements reflect no value for our investment in the Ames joint venture.

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

Mondrian SoHo. In June 2007, we contributed approximately $5.0 million for a 20% equity interest in a joint venture with Cape Advisors Inc. to develop a Mondrian hotel in the SoHo neighborhood of New York. The joint venture obtained a loan of $195.2 million to acquire and develop the hotel. Subsequent to the initial fundings, in 2008 and 2009, the lender and Cape Advisors Inc. made cash and other contributions to the joint venture, and we provided $3.2 million of additional funds which were treated as loans with priority over the equity, to complete the project. During 2010 and 2011, we subsequently funded an aggregate of $5.5 million, all of which were treated as loans.

Additionally, as a result of cash shortfalls at Mondrian SoHo, we funded an additional $1.0 million in 2012, which has been treated in part as additional capital contributions and in part as loans from the management company subsidiary.

Based on the decline in market conditions following the inception of the joint venture and, more recently, the need for additional funding to complete the hotel, we wrote down our investment in Mondrian SoHo to zero in June 2010 and recorded an impairment charge of $10.7 million through equity in loss of unconsolidated joint ventures for the year ended December 31, 2010. We have recorded all additional fundings as impairment charges through equity in loss of unconsolidated joint ventures during the periods the funds were contributed. As of September 30, 2012, our financial statements reflect no value for our investment in the Mondrian SoHo joint venture.

As of September 30, 2012, the joint venture’s outstanding mortgage debt secured by the hotel was $196.0 million. The loan will mature on November 15, 2012. Due to the level of debt on Mondrian SoHo, we do not believe the joint venture will be able to refinance the outstanding debt upon maturity. The joint venture is discussing various options with the lenders, although there can be no assurance the joint venture will be able to extend the maturity date of the debt or refinance it on a timely basis or at all. We have a subordination and non-disturbance agreement pertaining to our management agreement at Mondrian SoHo and intend to defend our rights under these agreements in the event of any challenge by the lenders, although we can provide no assurances that we will be successful.

Additionally, there have been and may continue to be cash shortfalls from the operations of the hotel from time to time which have required additional fundings by us and our joint venture partner. In 2012, through September 30, we have funded approximately $1.0 million in cash shortfalls at Mondrian SoHo, which have been treated in part as additional capital contributions and in part as loans from our management company subsidiary. We do not intend to commit significant additional monies toward the repayment of the loan or the funding of operating deficits.

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

Shore Club. As of June 30, 2012, we owned approximately 7% of the joint venture that owns Shore Club. On September 15, 2009, the joint venture received a notice of default on behalf of the special servicer for the lender on the joint venture’s mortgage loan for failure to make its September monthly payment and for failure to maintain its debt service coverage ratio, as required by the loan documents. On October 7, 2009, the joint venture received a second letter on behalf of the special servicer for the lender accelerating the payment of all outstanding principal, accrued interest, and all other amounts due on the mortgage loan. The lender also demanded that the joint venture transfer all rents and revenues directly to the lender to satisfy the joint venture’s debt. In March 2010, the lender for the Shore Club mortgage initiated foreclosure proceedings against the property in U.S. federal district court. In October 2010, the federal court dismissed the case for lack of jurisdiction. In November 2010, the lender initiated foreclosure proceedings in state court and a bench trial took place in June 2012 during which the trial court granted a default ruling of foreclosure. Entry of a foreclosure judgment has been delayed pending, among other things, resolution of a motion to disqualify the presiding trial court judge and corresponding relinquishment of jurisdiction from the Florida appeals court to the trial court. We have operated and expect to continue to operate the hotel pursuant to the management agreement during the pendency of these proceedings, which may continue for some additional period of time in the event of post-judgment proceedings, which may include an appeal. However, there can be no assurances as to when a foreclosure sale may take place, or whether we will continue to operate the hotel once foreclosure proceedings are complete.

Mondrian Istanbul. In December 2011, we announced a new hotel management agreement for an approximately 128 room Mondrian-branded hotel to be located in the Old City area of Istanbul, Turkey. Upon completion and opening of the hotel, we will operate the hotel pursuant to a 20-year management agreement, with a 10-year extension option. The hotel is scheduled to open in 2014. As of September 30, 2012, we have contributed a total of $10.4 million in the form of equity and key money and have a 20% ownership interest in the venture owning the hotel.

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

At September 30, 2012, our investment in this food and beverage venture was $0.8 million. Our equity in loss of was $0.3 million and $0.1 million for the three months ended September 30, 2012 and 2011, respectively, and $0.7 million and $0.1 million for the nine months ended September 30, 2012 and 2011, respectively.

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

Additionally, on June 19, 2012 we announced agreements with a Moroccan entrepreneur for the management of two properties in Marrakech, Morocco — a 71 room Delano-branded hotel, which opened in September 2012, and a 69 room Mondrian-branded hotel scheduled to open in late 2013, both pursuant to 15-year management agreements. Under the Delano agreement, we contributed $2.5 million in key money prior to the hotel opening in September 2012. Under the Mondrian agreement, we agreed to contribute $2.5 million in key money upon the hotel’s opening.

On August 16, 2012, we announced a new agreement for the management of a 160-room Delano-branded hotel in Moscow scheduled to open in 2015. We will manage Delano Moscow pursuant to a 20-year management agreement, with one ten-year extension option, subject to certain conditions. Under the Delano Moscow agreement, we have agreed to contribute an aggregate of $10.0 million in key money, with $3.0 million contributed in August 2012 upon the signing of the management agreement, and the remaining $7.0 million to be contributed prior to the hotel opening. The initial $3.0 million key money contribution is refundable by the hotel owner if Delano Moscow does not open by the predetermined opening date. Additionally, we have provided a cash flow guarantee to the owner if the hotel does not attain specified levels of net operating profits set forth in the management agreement up to certain maximum amounts for the first four years of the contract. Such guarantee fundings, if any, are recoverable out of future hotel cash flows and under certain other conditions.

As of September 30, 2012, our key money commitments, which are discussed further in note 12 to the consolidated financial statements, were approximately $34.5 million. As of September 30, 2012, potential funding obligations under cash flow guarantees at operating hotels and hotels under development at the maximum amount under the applicable contracts, but excluding contracts where the maximum amount cannot be determined, was $39.6 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Some of our outstanding debt has a variable interest rate. As described in “Management’s Discussion and Analysis of Financial Results of Operations — Derivative Financial Instruments” above, we use derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of September 30, 2012, our total outstanding consolidated debt, including capital lease obligations, was approximately $504.6 million, of which approximately $167.0 million, or 33.1%, was variable rate debt. At September 30, 2012, the one month LIBOR rate was 0.22%.

As of September 30, 2012, the $167.0 million of variable rate debt consisted of our outstanding balance of $115.0 million on the Hudson 2011 Mortgage Loan and our $52.0 million of borrowings outstanding under our Delano Credit Facility. In connection with the Hudson 2011 Mortgage Loan, an interest rate cap for 3.0% in the amount of approximately $135.0 million, the full amount available under the mortgage after certain hurdles are met, as discussed above in “— Debt,” was entered into in August 2011, and was outstanding as of September 30, 2012. This interest rate cap matures in August 2013. The outstanding borrowings of $52.0 million on our Delano Credit Facility as of September 30, 2012 are not subject to an interest rate hedge. If interest rates on this $167.0 million variable rate debt increase by 1.0%, or 100 basis points, the increase in interest expense would reduce future pre-tax earnings and cash flows by approximately $1.7 million annually. The maximum annual amount the interest expense would increase on the $115.0 million of variable rate debt outstanding as of September 30, 2012 under the Hudson 2011 Mortgage Loan is $3.2 million due to our interest rate cap agreement, which would reduce future pre-tax earnings and cash flows by the same amount annually. If interest rates on this $167.0 million variable rate decrease by 1.0%, the decrease in interest expense would increase pre-tax earnings and cash flow by approximately $1.7 million annually.

As of September 30, 2012, our fixed rate debt, excluding our Hudson capital lease obligation, of $331.5 million consisted of the trust notes underlying our trust preferred securities, the Convertible Notes, the Clift lease, the TLG Promissory Notes, and the Restaurant Lease Note. The fair value of some of these debts is greater than the book value. As such, if interest rates increase by 1.0%, or approximately 100 basis points, the fair value of our fixed rate debt at September 30, 2012, would decrease by approximately $29.3 million. If market rates of interest decrease by 1.0%, or 100 basis points, the fair value of our fixed rate debt at September 30, 2012 would increase by $35.1 million.

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

Currency Exchange Risk

As we have international operations at hotels that we manage in London, Mexico and Morocco, currency exchange risks between the U.S. dollar and the British pound, the U.S. dollar and Mexican peso, and the U.S. dollar and the Moroccan Dirham, respectively, arise as a normal part of our business. We reduce these risks by transacting these businesses primarily in their local currency.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MORGANS HOTEL GROUP CO.

/s/ MICHAEL J. GROSS
Michael J. Gross
Chief Executive Officer

/S/ RICHARD SZYMANSKI
Richard Szymanski
Chief Financial Officer and Secretary

November 7, 2012

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated May 11, 2006, by and among Morgans Hotel Group Co., MHG HR Acquisition Corp., Hard Rock Hotel, Inc. and Peter Morton (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 17, 2006)

2.2	First Amendment to Agreement and Plan of Merger, dated as of January 31, 2007, by and between Morgans Hotel Group Co., MHG HR Acquisition Corp., Hard Rock Hotel, Inc., (solely with respect to Section 1.6 and Section 1.8 thereof) 510 Development Corporation and (solely with respect to Section 1.7 thereof) Peter A. Morton (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 6, 2007)

3.1	Amended and Restated Certificate of Incorporation of Morgans Hotel Group Co.(incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on February 6, 2006)

3.2	Amended and Restated By-laws of Morgans Hotel Group Co. (incorporated by reference to Exhibit 3.2 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on February 6, 2006)

3.3	Certificate of Designations for Series A Preferred Securities (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

4.1	Specimen Certificate of Common Stock of Morgans Hotel Group Co. (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on January 17, 2006)

4.2	Junior Subordinated Indenture, dated as of August 4, 2006, between Morgans Hotel Group Co., Morgans Group LLC and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 11, 2006)

4.3	Supplemental Indenture, dated as of November 2, 2009, by and among Morgans Group LLC, the Company and The Bank of New York Mellon Trust Company, National Association (as successor to JPMorgan Chase Bank, National Association), as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 4, 2009)

4.4	Amended and Restated Trust Agreement of MHG Capital Trust I, dated as of August 4, 2006, among Morgans Group LLC, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, and the Administrative Trustees Named Therein (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 11, 2006)

4.5	Amended and Restated Stockholder Protection Rights Agreement, dated as of October 1, 2009, between Morgans Hotel Group Co. and Mellon Investor Services LLC, as Rights Agent (including Forms of Rights Certificate and Assignment and of Election to Exercise as Exhibit A thereto and Form of Certificate of Designation and Terms of Participating Preferred Stock as Exhibit B thereto) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on October 2, 2009)

4.6	Amendment No. 1, dated as of October 15, 2009, to Amended and Restated Stockholder Protection Rights Agreement, dated as of October 1, 2009, between the Registrant and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

4.7	Amendment No. 2, dated as of April 21, 2010, to Amended and Restated Stockholder Protection Rights Agreement, dated as of October 1, 2009, between Morgans Hotel Group Co. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 22, 2010)

4.8	Amendment No. 3, dated as of October 3, 2012, to the Amended and Restated Stockholder Protection Rights Agreement, dated as of October 1, 2009 and as amended on October 15, 2009 and April 21, 2010, between Morgans Hotel Group Co. and Computershare Shareowner Services LLC (f/k/a Mellon Investors Services LLC), as Rights Agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 3, 2012)

4.9	Indenture related to the Senior Subordinated Convertible Notes due 2014, dated as of October 17, 2007, by and among Morgans Hotel Group Co., Morgans Group LLC and The Bank of New York, as trustee (including form of 2.375% Senior Subordinated Convertible Note due 2014) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on October 17, 2007)

4.10	Registration Rights Agreement, dated as of October 17, 2007, between Morgans Hotel Group Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on October 17, 2007)

Exhibit Number	Description

4.11	Form of Warrant for Warrants issued under Securities Purchase Agreement to Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

4.12	Warrant, dated October 15, 2009, issued to Yucaipa American Alliance Fund II, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

4.13	Warrant, dated October 15, 2009, issued to Yucaipa American Alliance Fund II, LLC (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

4.14	Form of Amended Common Stock Purchase Warrants issued under Securities Purchase Agreement to Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 14, 2009)

4.15	Amendment No. 1 to Common Stock Purchase Warrant issued under the Real Estate Fund Formation Agreement to Yucaipa American Alliance Fund II, LLC, dated as of December 11, 2009 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 14, 2009)

4.16	Amendment No. 1 to Common Stock Purchase Warrant issued under the Real Estate Fund Formation Agreement to Yucaipa American Alliance Fund II, LLC, dated as of December 11, 2009 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 14, 2009)

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1#	XBRL Instance Document

101.2#	XBRL Taxonomy Extension Schema Document

101.3#	XBRL Taxonomy Extension Calculation Linkbase Document

101.4#	XBRL Taxonomy Extension Label Linkbase Document

101.5#	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
#	Furnished, not filed