Form 10-K
period 2012-12-31
Morgans Hotel Group Co.
filed 2013-03-06
CIK 1342126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $124,640,776, based on a closing sale price of $4.70 as reported on the NASDAQ Global Market (formerly the NASDAQ National Market) on June 30, 2012.

As of March 5, 2013, the registrant had issued and outstanding 32,347,666 shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Morgans Hotel Group Co.’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held in 2013 are incorporated by reference into Part III of this report.

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

The forward-looking statements contained in this Annual Report on Form 10-K reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ materially from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Important risks and factors that could cause our actual results to differ materially from those expressed in any forward-looking statements include, but are not limited to economic, business, competitive market and regulatory conditions such as:

•	a sustained downturn in economic and market conditions, both in the U.S. and internationally, particularly as it impacts demand for travel, hotels, dining and entertainment;

•	our levels of debt, our ability to refinance current outstanding debt, repay outstanding debt or make payments on guaranties as they may become due, our ability to access the capital markets, and the ability of our joint ventures to do the foregoing;

•	the impact of financial and other covenants in our revolving credit facility and other debt instruments that limit our ability to borrow and restrict our operations;

•	our history of losses;

•	our ability to compete in the “boutique” or “lifestyle” hotel segments of the hospitality industry and changes in the competitive environment in our industry and the markets where we invest;

•	our ability to protect the value of our name, image and brands and our intellectual property;

•	risks related to natural disasters, terrorist attacks, the threat of terrorist attacks and similar disasters;

•	risks related to our international operations, such as global economic conditions, political or economic instability, compliance with foreign regulations and satisfaction of international business and workplace requirements;

•	our ability to timely fund the renovations and capital improvements necessary to maintain our properties at the quality of the Morgans Hotel Group and associated brands;

•	risks associated with the acquisition, development and integration of properties and businesses;

•	the risks of conducting business through joint venture entities over which we may not have full control;

•	our ability to perform under management agreements and to resolve any disputes with owners of properties that we manage but do not wholly own;

•	the impact of any material litigation, claims or disputes, including labor disputes;

•	the loss of key members of our senior management;

•	the seasonal nature of the hospitality business and other aspects of the hospitality industry that are beyond our control;

•	our ability to comply with complex U.S. and international regulations, including regulations related to the environment, labor, food and beverage operations and data privacy;

•	ownership of a substantial block of our common stock by a small number of outside investors and the ability of such investors to influence key decisions;

•	the impact of any dividend payments or accruals on our preferred securities on our cash flow and the value of our common stock; and

•	other risks discussed in this Annual Report on Form 10-K in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Result of Operations.”

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

At December 31, 2012, our portfolio of Morgans Hotel Group branded hotel properties and food and beverage operations and entities consisted of:

•

three hotels that we own and manage (“Owned Hotels”), consisting of Hudson in New York, Delano South Beach in Miami Beach, and Clift in San Francisco (which we lease under a long-term lease that is treated as a financing), comprising approximately 1,400 rooms;

•

our wholly-owned food and beverage operations (“Owned F&B Operations”), consisting of the food and beverage operations in our Owned Hotels, certain food and beverage operations located at Sanderson and St Martins Lane, both in London, and three restaurants at Mandalay Bay in Las Vegas for which we acquired the leasehold interests in August 2012, as described below in “—2012 and Other Recent Transactions and Developments”;

•

four hotels that we partially own and manage pursuant to long-term management agreements (“Joint Venture Hotels”), consisting of Mondrian South Beach in Miami Beach, Shore Club in Miami Beach, Ames in Boston and Mondrian SoHo in New York, comprising approximately 1,015 rooms;

•

seven hotels that we manage pursuant to long-term management agreements with no ownership interest (“Managed Hotels”), consisting of Royalton and Morgans in New York, Mondrian in Los Angeles, Sanderson and St Martins Lane in London, Delano Marrakech in Morocco, and Hotel Las Palapas in Playa del Carmen, Mexico, comprising approximately 1,025 rooms;

•

our 90% controlling interest in a group of companies known as The Light Group (“TLG”), a leading lifestyle food and beverage management company with a ten-year track record of delivering cutting-edge food and beverage experiences at world class properties. TLG develops, redevelops and operates numerous venues primarily in Las Vegas pursuant to management agreements with MGM, including nightclubs, restaurants, pool lounges and bars;

•	our investment in unconsolidated food and beverage operations (“F&B Venture”), consisting of certain food and beverage operations located at Mondrian South Beach in Miami Beach; and

•	our investments in hotels under development and other proposed properties.

In addition to our current portfolio, we expect to manage, own, acquire, redevelop, and develop new hotel properties that are consistent with our portfolio in major metropolitan cities and select resort markets in North America, Europe and other select international destinations. We currently have signed management agreements to manage various other hotels that are in development, including a Mondrian project in Doha, Qatar, a Mondrian project in The Bahamas, a Mondrian project in London, a Mondrian project in Istanbul, Turkey, a Delano project on the Aegean Sea in Turkey, a Delano project in Moscow, and a Hudson project in London. However, financing has not been obtained for some of these hotel projects, and there can be no assurances that all of these projects will be developed as planned. Additionally, we have a license agreement with MGM for a Delano at Mandalay Bay in Las Vegas following a renovation and conversion of MGM’s THEhotel, which is scheduled to open in early 2014.

We conduct our operations through Morgans Group LLC, a Delaware limited liability company and our operating company (“Morgans Group”). Morgans Group holds substantially all of our assets. We are the managing member of Morgans Group and held approximately 97.0% of its membership units at December 31, 2012, excluding long-term incentive plan units (“LTIP Units”) convertible into membership units issued as part of our employee compensation plans. We manage all aspects of Morgans Group, including the operation, development, sale and purchase of, and investments in, hotels primarily through subsidiaries, including our management company, Morgans Hotel Group Management LLC (“MHG Management Company”), and certain non-U.S. management company affiliates, and the operation and development of various food and beverage venues. The remaining membership interests in Morgans Group, other than LTIP Units, are owned by Residual Hotel Interest, LLC or its affiliates and are exchangeable for our common stock.

We were incorporated in Delaware in October 2005 and completed our initial public offering of common stock (“IPO”) on February 17, 2006. Our corporate offices are located at 475 Tenth Avenue, New York, New York 10018. Our telephone number is (212) 277-4100. We maintain a website that contains information about us at www.morganshotelgroup.com.

Corporate Strategy

Our corporate strategy is to achieve growth by leveraging our management experience and portfolio of renowned hotel and food and beverage brands for expansion into both new and existing markets and by targeting strategic internal growth opportunities. We believe that by investing in people, platforms, hotel properties and appropriate management opportunities, we will strengthen our position as a leader in lifestyle hospitality management.

As part of our strategy, we recently shifted towards a more “asset light” business model in 2011 by selling five hotels we had previously owned or partially owned while retaining management pursuant to long-term management agreements. In late 2012, we began a sales process for Delano South Beach and intend to use the proceeds from any sale for debt reduction, growth and general working capital purposes. We may engage in further asset sales, depending on market opportunities and other factors. In addition, consistent with our growing focus on management opportunities, we continue to pursue and execute new management contracts, with the goal of strengthening our profit margins by maximizing revenue, increasing our market share and managing costs. To pursue this management-focused growth strategy, we may continue to make additional investments to obtain new management agreements in the form of key money, equity investments and cash flow guarantees.

Also, beginning in 2011, with the arrival of our new management team, we focused on our talent base and operating and service platforms. As a result, we believe we now have the right key personnel in place and are developing the right platforms to support future growth.

In 2012, we focused on the final stage of our property investment program, which involved upgrading certain of our properties and repositioning some of our hospitality offerings. An important component of this investment program includes re-energizing our food and beverage offerings by improving key facilities with a focus on driving higher beverage to food ratios and re-igniting the buzz around our nightlife and lobby scenes. While these upgrades and repositioning efforts impacted the financial performance of our hotels in the short-term, we believe they are an essential step to ensure our hotel properties and food and beverage offerings continue to meet the expectations of our guests and the high standards of our brands.

Unique Brands. Unlike traditional franchised or large brand-managed hotels, we believe our portfolio of boutique hotel brands provides guests with a distinctive lodging experience. Each of our Morgans Hotel Group branded hotels has a personality specifically tailored to reflect the local market environment and features a modern, sophisticated design that includes critically acclaimed public spaces, popular “destination” bars and restaurants and highly personalized service. Significant media attention has been devoted to our hotels, which we believe is the result of their distinctive nature, renowned design, dynamic and exciting atmosphere, celebrity guests and high-profile events. We believe that the Morgans Hotel Group brand and each of our individual property brands are synonymous with style, innovation and service. We believe that this combination of lodging and social experiences, and association with our brands, increases our occupancy levels and pricing power.

Many of our brands, including hotel brands such as Delano, Mondrian and Hudson, may be extended to other hotels, restaurants and bars in our existing and new markets.

Delano is our one-of-a-kind luxury brand, which offers a luxury atmosphere with unexpected and unique touches of individuality. Delano has a modern style of service that is designed to deliver on the needs of the most discerning travelers. Delano’s brand values are sophisticated, casual chic, effortless and exclusive.

The Mondrian brand offers a stimulating atmosphere and energy that fosters social engagement. The service level is designed to be engaged and highly personal and the brand offers a dynamic nightlife which exudes attitude and ambience. Mondrian’s brand values are confident, engaged and trendsetting.

Hudson is our urban gateway brand which appeals to our younger or more price sensitive travelers. Hudson is designed to offer cutting-edge style that is accessible, edgy and young at heart. Its service level is friendly and casual and the lobbies of Hudson are the social hub. Hudson’s brand values are connected, collaborative and intriguing.

We also have a portfolio of original brands, which currently include Sanderson, St Martins Lane, Royalton, Morgans, Clift, Ames and Shore Club. Each of these hotel brands is unique, offering an atmosphere filled with designs from an eclectic mix of designers, artists and influencers and our signature personalized service.

Flexible Business Model. We intend to be flexible with respect to real estate requirements and transaction structures as we grow our business. We believe our flexibility with respect to the physical configuration of buildings gives us more options to grow in any given market as compared to many of our competitors who require very particular specifications so that their hotels will all look the same. We will pursue attractive management agreements, joint ventures, acquisitions and other opportunities as they arise. As we pursue these opportunities, we will place significant emphasis on re-flag and pure management opportunities and, where equity investment, key money or cash flow guarantees are required, on securing long-term management agreements and a meaningful percentage of any equity growth or a significant total dollar return on investment. The acquisition and finance markets and the specifics of any particular deal will influence each transaction’s structure. We believe our flexibility should allow us greater access to strategically important hotels and other opportunities. Additionally, we will also consider pursuing licensing agreements in select markets with the right partners. For example, in August 2012, we signed a license agreement with MGM for a Delano at Mandalay Bay in Las Vegas following renovation and conversion of MGM’s THEhotel. Delano Las Vegas will be managed by MGM pursuant to a 10-year licensing agreement, with two 5-year extensions at our option, subject to performance thresholds.

Targeted Renovations and Expansions. Together with our third party hotel owners or partners, we will continue to pursue targeted projects throughout our portfolio of hotels that we believe will increase our appeal to potential guests and improve the revenue generation potential at our properties.

In March 2012, we completed our renovation at Delano South Beach which began in the third quarter of 2011. The renovations included the re-opening of a newly concepted restaurant, Bianca, improved public areas, such as the Rose Bar and pool and beach bars, a new nightclub, FDR, upgraded exclusive bungalows and suites, and 1,200 square feet of additional meeting space.

At Hudson, we spent most of 2012 renovating all the guestrooms, which was completed in September 2012. We also converted 32 single room dwelling (“SRO”) units into guest rooms. Twenty-six SRO units were converted in 2012 and 6 were converted in January 2013, at an estimated cost of approximately $150,000 per room, bringing the total number of rooms at Hudson to 866 as of January 31, 2013. Additionally, in February 2013, we opened a new restaurant at Hudson, Hudson Commons, which is a modern-day beer hall and burger joint featuring a wide selection of local craft beers, inventive preparations of classic American fare, and soda shop-inspired specialty cocktails.

In addition to renovations at our Owned Hotels, the owners of several Managed Hotels and Joint Venture Hotels have invested funds for renovations and repositionings during 2012. In Los Angeles, Mondrian’s SkyBar, the Company’s iconic outdoor bar, and the pool, were closed in early 2012 for renovations which were completed in May 2012. Sanderson underwent significant air conditioner repairs and replacements and certain technology upgrades in preparation for the 2012 Summer Olympics. This renovation work was completed in May 2012. In New York, the restaurant at Morgans was closed beginning in the first quarter of 2012. We expect to reopen this venue as a newly re-concepted restaurant and lounge in the first half of 2013. At Mondrian SoHo, in August 2012, we opened a new penthouse bar and lounge and re-launched a new restaurant, Isola Trattoria & Crudo Bar.

External Growth. We believe that our existing brand portfolio has considerable development potential. Many of our brands may be extended to other hotels, restaurants and bars in our existing and new markets. Similarly, we believe our brand portfolio improves our ability to secure new management agreements with third parties. As the economy and financial markets continue to show improvement, we believe we are poised for external growth, both domestically and internationally, as we continue to expand our hotel, restaurant and bar brands.

As a result of our growth and expansion efforts, we signed several new management agreements in 2012, including Delano Marrakech, Hudson London at Great Scotland Yard and Delano Moscow, and one license agreement with MGM for Delano Las Vegas. In September 2012, we opened Delano Marrakech. Moreover, we believe our pipeline of prospective deals continues to remain strong. We now have signed management agreements for seven hotels and a license agreement for another, that are scheduled to open over the next three years, with three of these hotels scheduled to open in the next fifteen months. Five of these hotels already have financing for construction or redevelopment, although there can be no assurance that any or all of these hotel projects will be completed as scheduled or at all. Given the continuing uncertainty in the global economic environment, these and other projects may not be able to obtain adequate project financing in a timely manner or at all. If adequate project financing is not obtained, these projects may need to be limited in scope, deferred or cancelled altogether.

The following table summarizes our signed agreements, by brand for our three core brands, as of February 1, 2013:

	Expected Room Count	Anticipated Opening
Delano:
Delano Las Vegas	1,117	2014
Delano Aegean Sea	200	2015
Delano Moscow	160	2015

Mondrian:
Mondrian Doha	270	2014
Mondrian London	360	2014
Mondrian Baha Mar	310	2015
Mondrian Istanbul	128	2015

Hudson:
Hudson London	234	2015

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

2012 and Other Recent Transactions and Developments

New Management Contracts. Throughout 2012 and consistent with our shift toward an “asset-light” lifestyle hospitality management company, we signed several new hotel management agreements, including:

•

Hudson London. In June 2012, we entered into a 20-year management agreement for a 200 room hotel in London to be branded a Hudson. Hudson London is scheduled to open in early 2015. We have provided the owner with an approximately $17.6 million cash flow guarantee once the hotel is opened. In December 2012, we agreed to allow the owners of Hudson London to extend their option period for converting the cash flow guarantee, which would become effective once the hotel is opened, into a key money obligation of approximately $9.6 million. In the event the owners exercise such conversion option, the key money obligation could become due as early as 2013 once the owners finalize the capital plan.

•

Delano Marrakech, Morocco—In June 2012, we entered into a 15-year management agreement for a 71 room Delano-branded hotel in Marrakech, Morocco, which opened in September 2012. We contributed $2.5 million in key money in connection with the management agreement in mid-2012 prior to the opening of the hotel. We also signed a management agreement for a Mondrian in Marrakech, which was subsequently cancelled in January 2013.

•

Delano Moscow—In August 2012, we entered into a 20-year management agreement, with one ten-year extension option, subject to certain conditions, for a 160-room Delano-branded hotel in Moscow, scheduled to open in 2015. Under the Delano Moscow agreement, we have agreed to contribute an aggregate of $10.0 million in key money, of which $3.0 million was contributed in August 2012 upon the signing of the management agreement, with the remaining $7.0 million to be contributed prior to the hotel opening. The initial $3.0 million key money contribution is refundable by the hotel owner if Delano Moscow does not open by the predetermined opening date. Additionally, we have provided a cash flow guarantee to the owner if the hotel does not attain specified levels of net operating profits set forth in the management agreement up to certain maximum amounts for the first four years of the contract. Such guarantee fundings, if any, are recoverable out of future hotel cash flows and under certain other conditions.

Delano Las Vegas License Agreement and Restaurant Leases. In August 2012, we entered into a 10-year licensing agreement with MGM, with two 5-year extensions at our option, subject to performance thresholds, to introduce Delano Las Vegas, an all-suite hotel at Mandalay Bay. After MGM completes a property renovation and redesign, THEhotel will be converted into Delano Las Vegas. The conversion of THEhotel to Delano Las Vegas is expected to be completed in early 2014 and will be funded by MGM. Under the license agreement, we will earn a base fee, subject to increase based on our development and brand expansion, and we can earn an incentive fee based on Delano Las Vegas’ RevPAR in its competitive set.

We also acquired the leasehold interests in three restaurants at Mandalay Bay from an existing tenant for $15.0 million in cash at closing and a $10.6 million principal only promissory note to be paid over seven years. Once renovated and reconcepted, the venues will be managed by TLG and operated pursuant to 10-year operating leases with an MGM affiliate, pursuant to which we will pay minimum annual lease payments and a percentage rent based on cash flow. In December 2012, we opened Red Square, a premier dinner, cocktail, and nightlife destination, and in January 2013, we opened Citizens Kitchen & Bar, which offers classic American comfort food. We are in the process of re-concepting the third restaurant at Mandalay Bay, which we plan to introduce in the second quarter of 2013.

In addition, TLG has entered into an agreement to manage Light, a nightclub at Mandalay Bay, to be owned by a venture that includes The Yucaipa Companies, an equity holder in the Company, and Andrew Sasson, a member of our Board of Directors. Light is expected to open in the first half of 2013.

Hudson Mortgage Loan Refinancing. On November 14, 2012, certain of our subsidiaries entered into a new mortgage financing consisting of a $180.0 million nonrecourse mortgage loan, secured by Hudson, that was fully-funded at closing (the “Hudson 2012 Mortgage Loan”). The proceeds were used to retire the previous mortgage loan on Hudson of $115.0 million, repay $36.0 million of indebtedness outstanding under our credit facility, and fund reserves required under the new loan, with the remainder available for general corporate purposes.

The Hudson 2012 Mortgage Loan bears interest at a reserve adjusted blended rate of 30-day LIBOR (with a minimum of 0.50%) plus 840 basis points. We maintain an interest rate cap for the amount of the Hudson 2012 Mortgage Loan that will cap the LIBOR rate on the debt under the Hudson 2012 Mortgage Loan at approximately 2.5% through the maturity date.

The Hudson 2012 Mortgage Loan matures on February 9, 2014. We have one, one-year extension option that will permit us to extend the maturity date of the Hudson 2012 Mortgage Loan to February 9, 2015, if certain conditions are satisfied at the extension date. The extension option requires, among other things, the borrowers to deliver a business plan and budget for the extension term reasonably satisfactory to the lender, maintain a loan to value ratio prior to the initial maturity date of not greater than 50%, and the payment of an extension fee in an amount equal to 0.50% of the then outstanding principal amount under the Hudson 2012 Mortgage Loan. We may prepay the loan in an amount necessary to achieve the loan to value ratio.

The Hudson 2012 Mortgage Loan may be prepaid at any time, in whole or in part, subject to payment of a prepayment penalty for any prepayment prior to November 9, 2013. There is no prepayment premium after November 9, 2013.

Board of Directors and Management Changes. In November 2012, David Hamamoto resigned from the Board of Directors and from his position as Executive Chairman to focus on his other business interests and commitments.

Management and Operations of Our Portfolio

Overview of Management

We manage and operate each of our hotels, which are generally staffed in the United States by our employees and outside of the United States by the employees of the hotel owners, with personnel dedicated to each of the properties, including a general manager, director of finance, director of sales and marketing, director of revenue management, director of human resources and other employees. The personnel at each hotel report to the general manager of the hotel. Each general manager reports to our senior vice president of operations in the corporate office. The corporate office provides support directly to certain functions at the hotel such as sales, marketing, revenue management, and finance. This organizational structure allows for each property to operate in a responsive and dynamic fashion while ensuring integrity of our guest experience and core values. As we have expanded in our existing markets, we have begun to regionalize certain operational, finance and sales functions.

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

Food and Beverage Operations

As a central element of our operating strategy, we focus significant resources on identifying exciting and creative restaurant, bar and nightclub concepts. We are continually looking for ways to re-energize our food and beverage offerings and improve key facilities with a focus on driving higher beverage to food ratios and re-igniting the buzz around our nightlife and lobby scenes.

In November 2011, we acquired a 90% controlling interest in TLG, a leading lifestyle food and beverage management company. We believe the acquisition has helped us in improving the operations and our various restaurant, bars and nightclubs, identifying a talented New York-based food and beverage team, re-concepting certain of our existing restaurants, bars and nightclubs, concepting new food and beverage venues and winning new hotel and food and beverage management contracts. In early 2012, we used TLG to re-concept and re-launch our restaurants, bars and nightclub at Delano South Beach, including opening Bianca, our newly renovated restaurant focused on offering an inventive Italian menu featuring local, farm-to-table organic ingredients in January 2012, and FDR, our new nightclub, in February 2012.

We also have an internal food and beverage team located in New York City. This in-house team was responsible for launching two food and beverage venues during 2012 at Mondrian SoHo – Isola Trattoria & Crudo Bar and Soaked. In addition, our internal team is actively working on repositioning several of our existing food and beverage outlets. At Hudson, in November 2012 and February 2013, respectively, we launched Hudson Lodge, a winter pop-up venue at the hotel’s private park, and the new restaurant, Hudson Commons. Our food and beverage team is also fully engaged with all of our development partners in concepting and launching unique food and beverage outlets in all of our development pipeline projects. We believe that we have the food and beverage capability we need to enhance our existing properties and service our growth.

Sales, Marketing and Public Relations

Strong direct sales have been an integral part of our success. As of December 31, 2012, we employed a sales force of approximately 130 people with multiple sales managers stationed in each of our markets, deployed by industry focus and geography. Our sales force is divided into a global sales organization and a property-level sales force. Our global sales organization handles the majority of our key accounts and can provide our clients with one point of contact for all brands. The property level sales force has responsibility for sourcing business for their respective hotels. Our sales efforts are designed to be proactive and direct and are focused on building success in the transient, leisure, corporate business travel, group and consortia markets. We believe these segments are key to our competitiveness in the market. Unlike many hotel companies, our sales force is trained to sell the experience, not simply the rate. By branding the “experience,” we showcase the kind of creativity that happens inside our hotels and prove that our guests come to us for much more than just a room or a bed. Our objective is to create differentiation by selling an “experience” and brand.

In 2012, we derived approximately 29.1% of our business from corporate negotiated and group accounts. Our core corporate business comes from the financial services, entertainment, advertising and public relations, technology, and fashion industries.

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

Over the past year we continued to enhance and reinvest in our website, www.morganshotelgroup.com, and our digital marketing efforts. We continue to expand our social media presence and to engage our followers through these platforms and continue to make additional enhancements to our guest communication program with more targeted emails, mobile messaging, and digital partnerships.

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

Seasonality

The hospitality business is seasonal in nature. For example, our Miami hotels are generally strongest in the first quarter, whereas our New York hotels are generally strongest in the fourth quarter. Our revenue is generally higher in the second and fourth quarters. However, given the recent global economic downturn, the impact of seasonality may remain less pronounced in 2013 depending on the timing and strength of the economic recovery.

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

Employees

As of December 31, 2012, we employed approximately 5,000 individuals, approximately 37.6% of whom were represented by labor unions. We believe relations with our employees are positive.

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

The majority of our hotels have been subject to environmental site assessments prepared by independent third-party professionals. These environmental site assessments were intended to evaluate the environmental conditions of these properties and included a site visit, a review of certain records and public information concerning the properties, the preparation of a written report and, in some cases, invasive sampling. We obtained the environmental site assessments before we acquired certain of our hotels to help us identify whether we might be responsible for cleanup costs or other environmental liabilities. We also obtain environmental site assessments prior to undergoing a significant renovation at any of our hotels. The environmental site assessments on our properties did not reveal any environmental conditions that are likely to have a material adverse effect on our business, assets, and results of operations or liquidity. However, environmental site assessments do not always identify all potential problems or environmental liabilities. Consequently, we may have material environmental liabilities of which we are unaware. Moreover, it is possible that future laws, ordinances or regulations could impose material environmental liabilities, or that the current environmental condition of our properties could be adversely affected by third parties or by the condition of land or operations in the vicinity of our properties. We believe that we are currently in compliance with all applicable environmental regulations in all material aspects.

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

Our business is reliant upon technology systems and networks, including systems and networks managed by third parties, to process, transmit and store information and to conduct many of our business activities and transactions with clients, vendors and other third parties. Accordingly, we are required to comply with data privacy regulations in both the United States and other jurisdictions in which we operate, which regulations are designed to protect sensitive client information. Maintaining the integrity of our systems and networks is critical to the success of our business operations and to the protection of our proprietary information and our clients’ personal information. Accordingly, any breaches or interference with such systems or networks by third parties or by our employees may result in fines, damage to our reputation, restrictions on the use and transfer of information and otherwise have a material adverse impact on our business, financial condition or results of operations. We have implemented security measures designed to protect against such breaches of security. Despite these measures, we cannot assure you that our systems and networks will not be subject to breaches or interference. Any such event may result in unauthorized access to or the disclosure or loss of our proprietary information or our clients’ personal information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure and damage to our business. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks and systems used in connection with our business. We have, in the past, been subject to systems, network and data breaches, including breaches that resulted in unauthorized access to client data. There can be no assurance that such incidents will not occur again. In addition, third parties with which we do business may also be sources of systems, network or other technological risks.

Intellectual Property

We operate in a highly competitive industry and our brand names, trademarks, service marks, trade names, and logos are very important to the success of our business. We believe that our brand names and other intellectual property represent an enhanced experience to our customers as a result of our high standards of hotel and design quality, service, and amenities. Accordingly, we register and protect our intellectual property where we deem appropriate and we actively enforce, maintain and protect this property against unauthorized use.

Our trademarks include, without limitation, Morgans Hotel Group®, Morgans®, Morgans Semi-Automatic®, AguaTM, Agua BabyTMAgua Bath House®, Agua HomeTM, Bianca DelanoTM, Bianca DelanoTM (and design), Rose BarTM, The Florida Room Delano (and design)®, Clift Hotel®, Delano®, HudsonTM, Mondrian®, Skybar®, Mondrian SkybarTM, Sanderson®, St MartinsTM, St Martins Lane HotelTM, Velvet RoomTM, Imperial No. Nine®, and Mister H®. The majority of these trademarks are registered in the United States and the European Community. Certain of these trademarks are also registered in Canada, France, the United Kingdom, Argentina, Mexico, China, Turkey, the United Arab Emirates and Russia, and we are seeking registration of several of our trademarks in Canada, Russia, Spain, Italy, the United Kingdom, India, China, Argentina, Brazil, the Bahamas, Indonesia, Egypt, Qatar, Turkey and other jurisdictions. TLG’s trademarks include, without limitation, Brand Steakhouse®, Skeleton Fish design®, Deuce Gaming Lounge®, Fix, Quick Fix®, Mist®, Haze Nightclub®, Liquid®, Stack Restaurant and BarTM, The Bank®, Light®, The Light Group®, Caramel®, Union®, and Lily Bar & Lounge (and design)®. These trademarks are registered in the United States and registration is pending for Diablo’s Cantina in the United Arab Emirates. TLG uses the trademarks 1Oak® and Yellowtail pursuant to trademark license agreements with the owners of the marks. Our trademarks are very important to the success of our business and we actively enforce, maintain and protect these marks.

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

Copies of SEC filings including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as well as reports on Forms 3, 4, and 5 regarding officers, directors or 10% beneficial owners of our Company, and our code of ethics, are available for download, free of charge, as soon as reasonably practicable after these reports are filed or furnished with the SEC, at our website at www.morganshotelgroup.com.

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

Risks Related to Our Business

Recovery from the recent global economic crisis, which weakened demand for travel, hotels, dining and entertainment, has not been robust. In addition, boutique hotels such as ours remain more susceptible to future economic downturns than other segments of the hospitality industry, which could have a material adverse effect on our business, results of operations and financial condition.

The performance of the hospitality industry has traditionally been closely linked with the general economy. During the recent U.S. and global financial market crisis, the U.S. and global economies contracted significantly, reducing the amounts people spend on travel, hotels, dining and entertainment. The impact on boutique hotels, such as ours, was particularly harsh. In an economic downturn, boutique hotels may be more susceptible to a decrease in revenues, as compared to hotels in other segments that have lower room rates, because our hotels generally target business and high-end leisure travelers. Business and high-end leisure travelers may seek to reduce travel costs by limiting travel, choosing lower cost hotels or otherwise reducing the costs of their trips. These changes could result in steep declines in average daily room rates or occupancy, or both. Profitability also may be negatively affected by the relatively high fixed costs of operating hotels such as ours, when compared to other segments of the hospitality industry.

Although the U.S. economy has since improved, this economic recovery, to date, has not been particularly robust. Moreover, global markets and economic conditions have been negatively impacted by new recessionary trends in the European Union (“EU”) and concerns over the ability of certain EU member states to service their sovereign debt obligations. If economic conditions do not improve as anticipated, they could have a material adverse effect on our business, results of operations, and financial condition. We can also provide no assurance that boutique hotels, such as ours, will recover to prior levels or that they will recover at a comparable rate with the rest of the hospitality industry.

We have substantial debt, and we may incur additional indebtedness, which may negatively affect our business and financial results.

As of December 31, 2012, we had $538.1 million of outstanding consolidated indebtedness, including capital lease obligations. Our share of indebtedness held by our joint venture entities, which debt is generally nonrecourse to us with the exception of certain standard nonrecourse carve-out guarantees, was approximately $97.6 million as of December 31, 2012. With respect to our nonrecourse carve-out guarantees, a violation of any of the nonrecourse carve-out guaranty provisions, including fraud, misapplication of funds and other customary nonrecourse carve-out provisions, could cause the debt to become fully recourse to us. Our substantial debt could negatively affect our business and operations in several ways, including:

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

We have $180.0 million of mortgage debt on Hudson which matures in February 2014, with an option to extend the maturity to February 2015 if certain conditions are met, $172.5 million of 2.375% Senior Subordinated Convertible Notes (“Convertible Notes”) which mature on October 14, 2014, unless earlier repurchased by us or converted in accordance with their terms prior to such date, $18.0 million of promissory notes issued in connection with our November 2011 acquisition of 90% of the equity interests in a group of companies known as The Light Group (the “Light Group Transaction”) which mature in November 2015, a $7.4 million promissory note issued in connection with our August 2012 acquisition of leasehold interests in three restaurants at Mandalay Bay in Las Vegas which is payable over seven years with final payment in August 2019, $50.0 million of trust preferred securities which mature in October 2036 and 75,000 shares of Series A preferred securities for which the dividend rate will increase to 20% in October 2016. Since we anticipate that our internally generated cash will be inadequate to repay our indebtedness prior to maturity, we expect that we will be required to repay debt from time to time through refinancings of our indebtedness, offerings of equity or debt, asset dispositions, joint venture transactions or other financing transactions. The amount of our existing indebtedness and the continued tightness in the credit markets may harm our ability to repay our debt through refinancings. In addition, if prevailing interest rates or other factors at the time of any refinancing result in higher interest rates on any refinancing, our interest expense would increase, which could harm our business and operations. If we are unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to sell one or more of our properties on disadvantageous terms, which might result in losses to us, or default on the loan.

We or our joint ventures did not repay the mortgage and mezzanine financing on several of our properties upon maturity, and in the future we or our joint ventures may elect to cease making payments on additional mortgages or sell a property at a loss if it fails to generate cash flow to cover its debt service or if we or our joint ventures are unable to refinance the debt at maturity, which could result in foreclosure proceedings, negative publicity and reduce the number of properties we or our joint ventures own or operate, as well as our revenues, and could negatively affect our ability to obtain loans or raise equity or debt financing in the future.

In January 2011, we transferred our interest in the property across from Delano South Beach in Miami Beach to a related party of the holder of the promissory notes, and as a result of this transaction we were released from $10.5 million of nonrecourse mortgage and mezzanine indebtedness. In February 2011, the Hard Rock joint venture did not repay the $1.4 billion nonrecourse mortgage and mezzanine financing on the Hard Rock Hotel & Casino (the “Hard Rock”) in Las Vegas. In March 2011, the Hard Rock joint venture entered into a comprehensive settlement with its lenders pursuant to which the equity interest in the Hard Rock Hotel & Casino transferred to the first mezzanine lender and our management agreement was terminated.

On September 15, 2009, the joint venture that owns Shore Club defaulted on its $123 million mortgage loan, and in March 2010, the lender initiated foreclosure proceedings, which were later dismissed by federal court but was subsequently re-instated in November 2010 by the lender in state court. A bench trial took place in June 2012 during which the trial court granted a default ruling of foreclosure. Entry of a foreclosure judgment has been delayed pending, among other things, resolution of a motion to disqualify the presiding trial court judge and corresponding relinquishment of jurisdiction from the Florida appeals court to the trial court. There can be no assurances as to whether or when a foreclosure sale may take place, or whether we will continue to operate the hotel in the event there is a foreclosure.

The mortgage debt secured by Ames matured in October 2012 and the mortgage lender served the joint venture with a notice of event of default stating that the $46.5 million nonrecourse mortgage financing on the property was not repaid when it matured. The joint venture is pursuing discussions with the lenders, which include discussions regarding amending the termination rights under our management agreement.

The mortgage loan on the Mondrian SoHo property matured in November 2012, and the mortgage lender served the joint venture with a notice of event of default stating that the $196.0 million nonrecourse mortgage financing on the property was not repaid when it matured. In January 2013, the lender initiated foreclosure proceedings seeking, among other things, the ability to sell the property free and clear of our management agreement. In February 2013, the owner of Mondrian SoHo, a joint venture in which Morgans Group owns a 20% equity interest, gave notice purporting to terminate our subsidiary as manager of the hotel. It also filed a lawsuit against us seeking termination of the management agreement. We intend to vigorously defend our rights to continue managing the property under our management agreement and related agreements, but we cannot assure you that we will be successful.

In the future, we or our joint venture entities or other owners of hotels we manage may cease making payments on the mortgages on one or more of our properties if the property fails to generate cash flow to cover its debt service or if we, the joint venture entity or other owners are unable to refinance the mortgage at maturity. To the extent we, our joint venture entities or other owners of hotels we manage, do not meet debt service obligations and we or the joint venture entity or other owners defaults on a mortgage or other loan, the lender may have the right to exercise various remedies under the loan documents, including foreclosing on the applicable property and, in certain situations, termination of our management agreement. Foreclosures can be expensive and lengthy processes, which could have a substantial negative effect on our operating results. Lenders may assert numerous claims and take various actions against us, including, without limitation, seeking a deficiency judgment or seeking to terminate our management agreement. Foreclosures may also create a negative public perception of us, resulting in a diminution of our brand value, and may negatively impact our ability to obtain loans or raise equity or debt financing in the future. Foreclosure actions may also require a substantial amount of resources and negotiations, which may divert the attention of our executive officers from other activities, adversely affecting our business, financial condition and results of operations.

For a property, a foreclosure may also result in increased tax costs to us if we recognize income upon foreclosure. For tax purposes, a foreclosure on any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure but would not receive any cash proceeds.

In the case of Ames, we, together with our joint venture partner for the hotel, would also be jointly and severally liable for a tax recapture guarantee in the event of a foreclosure. Pursuant to the tax recapture guarantee, we and our joint venture partner are required to reimburse a third-party tax credit investor for the loss of any federal historical rehabilitation tax credits during the first five years of the hotel’s operations. A foreclosure or certain other transfers could result in a liability of approximately $10.6 million under such tax recapture guarantee as of December 31, 2012, of which our pro rata share is $3.3 million.

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

Our revolving credit facility requires the maintenance of a fixed charge coverage ratio. Our ability to borrow under our revolving credit facility is subject to compliance with this financial and other covenants, and our ability to comply with the covenants may be impacted by any further deterioration in our operations brought on by continued economic uncertainty in the wake of the recent global economic downturn, potential further declines in our property values, and additional borrowings to maintain our liquidity and fund our capital and financing obligations. As of December 31, 2012, we are in compliance with the financial covenant set forth in our revolving credit facility. However, if our business deteriorates, we could breach our financial covenant in the future. In the event we breach our financial covenant, we would be in default under the revolving credit facility, which could allow the lender to declare all amounts outstanding under the revolving credit facility to become due and payable. Additionally, an acceleration event under one debt instrument could allow for acceleration under other debt instruments with cross-acceleration provisions. If this happens, there would be a material adverse effect on our financial position and results of operations.

The amount available for borrowings under the revolving credit facility is contingent upon the borrowing base, which is calculated by reference to the appraised value and implied debt service coverage value of the collateral property securing the revolving credit facility. As of December 31, 2012, the maximum available borrowing base was approximately $86.9 million, of which approximately $10.0 million of letters of credit were posted and $19.0 million was outstanding. Our ability to borrow under the revolving credit facility and the amount of cash that may need to be retained from such borrowings also depends on our ability to maintain the revolving credit facility’s financial covenant. Depending on economic conditions and the performance of our properties, however, this borrowing base may be reduced in the future. As a result, we cannot assure you of the future amount, if any, that will be available under our revolving credit facility.

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

If we were required to make payments under the “bad boy” nonrecourse carve-out guaranties that we have provided in connection with certain mortgages and related mezzanine loans, our business and financial results could be materially adversely affected.

We have provided standard “bad boy” nonrecourse carve-out guaranties in connection with certain mortgages and related mezzanine loans, which are otherwise nonrecourse to us or have agreed to indemnify joint venture partners who have provided such guaranties for our pro rata share of certain liabilities under such guaranties. See, for example, nonrecourse carve-out guaranties and other guaranties or indemnification obligations provided by us in connection with mortgage and mezzanine loans associated with Mondrian South Beach, Mondrian SoHo and Ames properties, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources—Other Liquidity Matters.” Although we believe that our “bad boy” carve-out guaranties and related indemnification obligations are not guaranties of payment in the event of foreclosure or other actions of the foreclosing lender that are beyond our control, some lenders in the real estate industry have recently sought to make claims for payment under such guaranties. In the event such a claim were made against us under one of our “bad boy” carve-out guaranties or related indemnification obligations following foreclosure on a related mortgage or mezzanine loan and such claim were successful, our business and financial results could be materially adversely affected.

We have incurred substantial losses and have a significant net deficit, and due to the recent global economic downturn, may continue to incur losses in the future.

We reported pre-tax net losses of $55.7 million, $87.5 million, and $100.7 million for the years ended December 31, 2012, 2011, and 2010, respectively. Our net losses primarily reflect decreased revenues due to renovation work at our Owned Hotels, losses in equity of unconsolidated joint ventures, impairment charges, interest expense and depreciation and amortization charges. Although we sold three of our owned hotels and sold our ownership interest in the entity that owns Sanderson and St Martins Lane in 2011 and have impaired many of our unconsolidated joint ventures, we believe these losses could continue to be significant in future years. Additionally, we recorded non-cash expense in 2010 related to changes in value of warrants issued to Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P., (collectively, the “Yucaipa Investors”), which we do not expect to continue. Further, stock compensation, a non-cash expense, contributed to the net losses recorded during 2012, 2011, and 2010. There can be no assurance that we will attain profitability and generate net income for our stockholders in the near term or at all.

Disruptions in the financial markets could affect our ability and the ability of our joint venture partners to obtain capital or financing for development of properties and other purposes on reasonable terms.

As part of our strategy, we recently shifted towards a more “asset light” business model, whereby we focus on management opportunities, which may entail the investment of key money, equity and cash flow guarantees. We also may continue, through joint ventures, to acquire and develop, or redevelop, hotel properties as suitable opportunities arise. These investments could require significant capital expenditures, especially since these properties usually generate little or no cash flow until the project’s completion. To the extent the expenditures are significant, we may rely upon the availability of debt or equity capital.

During the most recent global economic recession, U.S. and global markets experienced significant price volatility, severely diminished liquidity and credit availability and other market dislocations. These circumstances materially impacted liquidity in the financial markets, making terms for certain types of capital or financings less attractive, and in some cases resulted in the unavailability of capital or financing. Although the U.S. market has since begun to improve, continued uncertainty in the stock and credit markets, including as a result of the EU’s sovereign debt crisis and new recessionary trends in the EU, and our financial condition or the financial condition of our properties, may prevent or negatively impact our ability to access additional capital or financing for development of properties and other purposes at reasonable terms, which may cause us, or our joint venture partners, to suspend, abandon or delay development and other activities and otherwise negatively affect our business. As a result, we, or our joint venture partners, may be forced to seek alternative sources of potentially less attractive capital or financing and adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital through the issuance of our common stock or preferred stock.

Boutique hotels are a highly competitive segment of the hospitality industry. If we are unable to compete effectively, our business and operations will be adversely affected by declines in our average daily room rates or occupancy, or both.

We generally compete in the “boutique” or “lifestyle” hotel segment of the hospitality industry. We believe that this segment is highly competitive. Competition within the boutique hotel segment is also likely to increase in the future. Competitive factors in the hospitality industry include name recognition, quality of service, convenience of location, quality of the property, pricing and range and quality of food services and amenities offered. Market perception that we no longer provide innovative property concepts and designs would adversely affect our ability to compete effectively. If we are unable to compete effectively, we would lose market share, which could adversely affect our business and operations.

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

In addition, there may be prior registrations or use of trademarks in the United States or foreign countries for similar or competing marks or other proprietary rights. In all such countries it may be possible for any third-party owner of a national trademark registration or other proprietary right to enjoin or limit our expansion into those countries or to seek damages for our use of such intellectual property in such countries. In the event a claim against us was successful and we could not obtain a license to the relevant intellectual property or redesign or rename our products or operations to avoid infringement, our business, financial condition or results of operations could be harmed. Securing registrations does not fully insulate us against intellectual property claims, as another party may have rights superior to our registration or our registration may be vulnerable to attack on various grounds.

Our hotels are geographically concentrated in a limited number of cities and, accordingly, we could be disproportionately harmed by an economic downturn in these cities or a disaster, such as a hurricane or earthquake.

The concentration of our hotels in a limited number of cities exposes us to greater risk to local economic, business and other conditions than more geographically diversified hotel companies. Morgans, Royalton, Hudson and Mondrian SoHo, located in Manhattan, represented approximately 41.0% of our total guest rooms for all the hotels we manage and Hudson, our only wholly-owned New York City hotel as of December 31, 2012, represents approximately $62.3 million, or 32.8%, of our consolidated hotel revenues for the year ended December 31, 2012. An economic downturn, a natural disaster, a terrorist attack or similar disaster in New York would likely cause a decline in the Manhattan hotel market and adversely affect occupancy rates, the financial performance of our New York hotels and our overall results of operations. For example, in October 2012, our operations in New York City were impacted by Hurricane Sandy. Although all four of our New York properties were operating during the storm and none of them suffered any significant property damage, we had to close both Morgans and Mondrian SoHo due to a lack of power for several days. In addition, we operate three hotels in Miami, making us susceptible to economic slowdowns and other factors in this market, which could adversely affect our business and results of operations.

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

The threat of terrorism may negatively impact hotel occupancy and average daily rate, due to resulting disruptions in business and leisure travel patterns and concerns about travel safety. Hotels in major metropolitan areas, such as New York and London, which represented approximately 50.9% of our total guest rooms for all the hotels we managed at December 31, 2012, may be particularly adversely affected due to concerns about travel safety. The impact on such major metropolitan areas may be particularly severe because of the importance of transient business travel, which includes the corporate and premium business segments that generally pay the highest average room rates, to those markets. The possibility of future attacks may hamper business and leisure travel patterns and, accordingly, the performance of our business and our operations.

We are exposed to the risks of a global market, which could hinder our ability to maintain and expand our international operations.

We currently have operating hotels in the United States, the United Kingdom, Mexico and Morocco and plan to expand to numerous other international markets. The success and profitability of any future international operations are subject to numerous risks and uncertainties, many of which are outside of our control, such as:

•

global economic conditions, such as the recent global economic downturn, new recessionary trends in the EU, and uncertainty of the ability of certain EU member states to service their sovereign debt obligations;

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

Our hotel properties have an ongoing need for renovations and other capital improvements to remain competitive, including replacement, from time to time, of furniture, fixtures and equipment. To compete effectively, we will need to, or convince our joint venture partners or other third party owners to, make capital expenditures to maintain our innovative property concepts and designs. In addition, we will need to make capital expenditures to comply with applicable laws and regulations. For example, in 2012, we spent approximately $23.2 million renovating Hudson and in 2012 and 2011, we spent an aggregate of approximately $10.9 million on certain renovation projects at Delano South Beach.

For 2013 we, our joint venture entities, and owners of our hotels plan to spend approximately $13 million for capital improvements and renovations to hotels that we manage. If we, our joint venture entities or other owners of our hotels are not able to fund capital improvements solely from cash provided from hotel operations, debt or equity capital may be needed, which may not be available. If we, our joint venture entities or other owners of our hotels cannot access debt or equity capital, capital improvements may need to be postponed or cancelled, which could harm our ability to remain competitive.

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

In addition, our revolving credit facility prohibits us or any of our subsidiaries from incurring indebtedness in excess of $5 million to finance the acquisition, construction or improvement of any fixed or capital assets owned by us or our subsidiaries.

We have high fixed costs, including property taxes and insurance costs, which we may be unable to adjust in a timely manner in response to a reduction in revenues. In addition, our property taxes have increased in recent years and we expect those increases to continue.

The costs associated with owning and operating hotels are significant, some of which may not be altered in a timely manner in response to changes in demand for services. Failure to adjust our expenses may adversely affect our business and operations. For example, pursuant to the terms of our agreements with the labor unions for our New York City, San Francisco and Boston hotels, and TLG operations in Las Vegas, we may not unilaterally reduce the wages of the employees subject to these agreements, and are restricted in the manner in which we may layoff and/or alter the schedule of employees.

Property taxes and insurance costs are a significant part of our operating expenses. In recent years, our real property taxes have increased and we anticipate those increases may continue. Our real property taxes may increase as property tax rates change and as the values of properties are assessed and reassessed by taxing authorities. Our real estate taxes do not depend on our revenues, and generally we cannot reduce them, other than by filing appeals with the applicable tax jurisdictions to reduce our tax assessments.

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

We may not be successful in identifying or completing hotel projects that are consistent with our strategy. We compete with hotel operating companies, institutional pension funds, private equity investors, real estate investment trusts, owner-operators of hotels and others who are engaged in hotel operating or real estate investment activities for the operation, development, and acquisition of hotels. In addition, competition for suitable hotel management, development, investment, and acquisition opportunities is intense and may increase in the future. Some competitors may have substantially greater financial resources than we do, and as such, will be able to invest more or accept greater risk than we can prudently manage. These competitors may limit the number of suitable hotel management, development, investment and acquisition opportunities for us by driving up the price we must pay for such opportunities. In addition, our potential hotel management or development projects or acquisition targets may find our competitors to be more attractive investors because they may have greater resources, be willing to pay more, have a more compatible operating philosophy, or better relationships with hotel franchisors, sellers or lenders. Furthermore, the terms of our management agreements are influenced by contract terms offered by our competitors, among other things. We cannot assure you that any of our current arrangements will continue or that we will be able to enter into future collaborations, renew agreements, or enter into new agreements in the future on terms that are as favorable to us as those that exist today.

Even if we are able to successfully identify and acquire other hotel management or development projects, acquisitions or investments, they may not yield the returns we expect and, if financed using our equity capital, may be dilutive. We also may incur significant costs and divert management attention in connection with evaluating and negotiating potential hotel management or development projects or acquisitions, including ones that we or others are subsequently unable to complete. We may underestimate the costs necessary to bring a hotel management agreement or development project or acquired property up to the standards established for its intended market position or to re-develop it as a Morgans Hotel Group brand hotel or the costs to integrate it with our existing operations. Significant costs of hotel development projects or acquisitions could materially impact our operating results, including costs of uncompleted hotel development projects or acquisitions, as they would generally be expensed in the time period during which they are incurred.

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

We have in the past and may in the future acquire, develop or redevelop hotel properties through joint ventures with third parties, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, joint venture or other entity. As of December 31, 2012, we owned our Mondrian South Beach hotel through a 50/50 joint venture, our Ames hotel in Boston through a joint venture in which our interest was approximately 31%, and our Mondrian SoHo hotel through a joint venture in which our interest was 20%.

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

•

the recent downturn in market conditions for residences, which has partially been the result of the reduction in credit availability and the worsening of pricing terms, has affected and may continue to affect our ability to sell residential units at a profit or at the price levels originally anticipated;

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

•	failure to achieve expected occupancy and/or rent levels at residential apartment properties within the projected time frame, if at all;

•	failure to attract sufficient participation in the hotel rental program by condominium hotel unit owners may result in a low hotel room inventory making it difficult to run the hotel profitably;

•

condominium hotel unit owners may attempt to rent their units as hotel units outside of the hotel rental program, which may result in confusion and guest relations issues and reputational damage to our brands; and

•

we may abandon development or re-development opportunities that we have already begun to explore, and we may fail to recover expenses already incurred in connection with exploring any such opportunities.

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

We may be terminated pursuant to the terms of certain hotel management agreements or related agreements if we do not achieve established performance criteria or we or the joint venture defaults on the related mortgage loan.

Certain of our management agreements allow the hotel owner to replace us if certain financial or performance criteria are not met and in certain cases, upon a sale of the property. Our ability to meet these financial and performance criteria is subject to, among other things, the risks described in this section. There can be no assurances that we will satisfy these financial or performance tests in our management agreements, many of which may be beyond our control, or that our management agreements will not be subject to early termination. Several of our hotels are also subject to substantial mortgage and mezzanine debt, and in some instances our management fee is subordinated to the debt and our management agreements may be terminated by the lenders on foreclosure. With all of our new management agreements for hotels under development, we attempt to negotiate non-disturbance agreements or similar protections with the mortgage lender, or to require that such agreements be entered into upon securing of financing, in order to protect our management agreements in the event of foreclosure. However, we are not always successful in imposing these requirements and some of our new development projects and some of our existing hotels do not have non-disturbance or similar protections. Even if we have such non-disturbance protections in place, they may be subject to conditions and may be difficult or costly to enforce in a foreclosure situation.

In November 2010, the mortgage lender for Shore Club initiated foreclosure proceedings in state court and a bench trial took place in June 2012 during which the trial court granted a default ruling of foreclosure. Entry of a foreclosure judgment has been delayed pending, among other things, resolution of a motion to disqualify the presiding trial court judge and corresponding relinquishment of jurisdiction from the Florida appeals court to the trial court. There can be no assurances as to whether or when a foreclosure sale may take place, or whether we will continue to operate the hotel in the event there is a foreclosure.

The mortgage debt secured by Ames matured in October 2012 and the mortgage lender has served the joint venture with a notice of event of default stating that the $46.5 million nonrecourse mortgage financing on the property was not repaid when it matured. The joint venture is pursuing discussions with the lenders, which include discussions regarding amending the termination rights under our management agreement. Additionally, the mortgage debt secured by Mondrian SoHo matured in November 2012, and in January 2013, the lender initiated foreclosure proceedings seeking, among other things, the ability to sell the property free and clear of our management agreement. In February 2013, the owner of Mondrian SoHo, a joint venture in which Morgans Group owns a 20% equity interest, gave notice purporting to terminate our subsidiary as manager of the hotel. It also filed a lawsuit against us seeking termination of the management agreement. We intend to vigorously defend our rights to continue managing the property under our management agreement and related agreements, but we cannot assure you that we will be successful. Our operating results would be adversely affected if we could not maintain existing management agreements or obtain new agreements on as favorable terms as the existing agreements.

Our operations are sensitive to currency exchange risks, and we cannot predict the impact of future exchange-rate fluctuations on our business and operating results.

Our operations are sensitive to currency exchange risks. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating results. For example, all else being equal, a weaker U.S. dollar will tend to promote international tourism in our domestic markets but may reduce U.S. travel to our international markets. As foreign currencies appreciate against the U.S. dollar, it becomes less expensive, in terms of those appreciating foreign currencies, to pay for our U.S. hotel services. Conversely, all else being equal, an appreciating U.S. dollar could affect demand for our U.S. hotel services but may increase U.S. travel to our international markets. We cannot predict the impact of future exchange-rate fluctuations on our business and operations.

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

In addition, we may be unable to make payments under the leases if we are not able to operate the properties profitably. For example, due to the amount of the lease payments, our subsidiary that leases Clift had not been operating Clift at a profit and Morgans Group had been funding cash shortfalls sustained at Clift in order to enable our subsidiary to make lease payments from time to time. On March 1, 2010, we discontinued subsidizing the lease payments and our subsidiary stopped making the scheduled monthly payments. On September 17, 2010, we and our subsidiaries, entered into a settlement and release agreement with the lessors, which among other things, effectively provided for the settlement of all outstanding litigation claims and disputes among the parties relating to the defaulted lease payments and reduced the lease payments due to lessors for the period from March 1, 2010 through February 29, 2012. Effective March 1, 2012, the annual rent reverted to the rent amount stated in the lease agreement, which currently provides for base annual rent of approximately $6.0 million per year through October 2014. Thereafter, the base rent increases at 5-year intervals by a formula tied to increases in the Consumer Price Index, with a maximum increase of 40% and a minimum increase of 20% at October 2014, and a maximum increase of 20% and a minimum increase of 10% at each 5-year rent increase date thereafter. The lease is nonrecourse to us. We can provide no assurance that we can operate the property at a profit now or upon increase of payments under the lease. Morgans Group also entered into a limited guaranty, dated September 17, 2010, whereby Morgans Group agreed to guarantee losses of up to $6 million suffered by the lessors in the event of certain “bad boy” type acts.

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

Risks Related to the Hospitality Industry

A number of factors, many of which are common to the lodging industry and beyond our control, could affect our business, including those described elsewhere in this section as well as the following:

•	competition from other hotels in the markets in which we operate;

•	over-building of hotels in the markets in which we operate which results in increased supply and would likely adversely affect occupancy and revenues at our hotels;

•	dependence on business, commercial and leisure travelers and tourism;

•	dependence on group and meeting/conference business;

•	increases in energy costs, property taxes or insurance costs;

•	requirements for periodic capital reinvestment to repair and upgrade hotels;

•	increases in operating costs due to inflation and other factors that may not be offset by increased room rates;

•	changes in interest rates;

•	changes in the availability, cost and terms of financing;

•	adverse effects of international, national, regional and local economic and market conditions;

•

unforeseen events beyond our control, such as terrorist attacks, travel-related health concerns and other factors that may affect travel patterns and reduce the number of business and commercial travelers and tourists;

•	adverse effects of worsening conditions in the lodging industry;

•	changes in laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances; and

•	risks generally associated with the ownership of hotel properties and real estate.

These factors could have an adverse effect on our financial condition and results of operations.

Seasonal variations in revenue at our hotels can be expected to cause quarterly fluctuations in our revenues.

The hospitality industry is seasonal in nature. This seasonality can be expected to cause quarterly fluctuations in our revenues. Our revenue is generally highest in the second and fourth quarters. Our quarterly earnings may also be adversely affected by factors outside our control, including weather conditions and poor economic conditions, such as the recent global economic downturn, which significantly affected the hospitality industry. As a result, we may have to enter into short-term borrowings in certain quarters in order to offset these fluctuations in revenues.

The industries in which we operate are heavily regulated and a failure to comply with regulatory requirements may result in an adverse effect on our business.

Any failure to comply with regulatory requirements may result in an adverse effect on our business. Our various properties are subject to numerous laws, including those relating to the preparation and sale of food and beverages, including alcohol. The failure to comply with such laws could subject us to a number of adverse consequences, including fines or even suspension or revocation of liquor licenses. We are also subject to laws governing our relationship with our employees in such areas as minimum wage and maximum working hours, overtime, working conditions, hiring and firing employees and work permits. Also, our ability to remodel, refurbish or add to our existing properties may be dependent upon our obtaining necessary building permits from local authorities. The failure to obtain any of these permits could adversely affect our ability to increase revenues and net income through capital improvements of our properties. In addition, we are subject to the numerous rules and regulations relating to state and federal taxation. Compliance with these rules and regulations requires significant management attention. Any failure to comply with all such rules and regulations could subject us to fines or audits by the applicable taxation authority.

In addition, our business is reliant upon technology systems and networks, including systems and networks managed by third parties, to process, transmit and store information and to conduct many of our business activities and transactions with clients, vendors and other third parties. Accordingly, we are required to comply with data privacy regulations in both the United States and other jurisdictions in which we operate, which regulations are designed to protect sensitive client information. Maintaining the integrity of our systems and networks is critical to the success of our business operations and to the protection of our proprietary information and our clients’ personal information. Accordingly, any breaches or interference with such systems or networks by third parties or by our employees may result in fines, damage to our reputation, restrictions on the use and transfer of information and otherwise have a material adverse impact on our business, financial condition or results of operations. We have implemented security measures designed to protect against such breaches of security. Despite these measures, we cannot assure you that our systems and networks will not be subject to breaches or interference. Any such event may result in unauthorized access to or the disclosure or loss of our proprietary information or our clients’ personal information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure and damage to our business. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks and systems used in connection with our business. We have, in the past, been subject to systems, network and data breaches, including breaches that resulted in unauthorized access to client data. There can be no assurance that such incidents will not occur again. In addition, third parties with which we do business may also be sources of systems, network or other technological risks.

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

We rely heavily on our employees to provide high-quality personal service at our hotels and any labor dispute or stoppage caused by poor relations with a labor union or the hotels’ employees could adversely affect our ability to provide those services, which could reduce occupancy and room revenue, tarnish our reputation and hurt our results of operations. Most of our employees who work at Ames, Morgans, Royalton, Hudson, Mondrian SoHo and Clift are members of local labor unions. Additionally, a majority of our employees employed through TLG are members of local labor unions. Our relationship with our employees or the union could deteriorate due to disputes relating to, among other things, wage or benefit levels or management responses to various economic and industry conditions. The collective bargaining agreement governing the terms of employment for employees working in our New York City hotels expires on June 30, 2019. The collective bargaining agreement with the unions representing the majority of the Clift employees expires in August 2013. Labor agreements with unions representing the majority of our TLG employees expired in 2012. Labor agreements with unions representing our Ames employees expired in February 2013. In all instances when the labor agreements have expired, we continue to follow the terms of the existing contract while negotiations with the respective labor unions continue.

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

In addition, our Board of Directors has adopted a stockholder protection rights plan which may deter certain takeover tactics.

The Yucaipa Investors, who own our Series A preferred securities, warrants to purchase our common stock, and a substantial amount of our 2.375% Senior Subordinated Convertible Notes, may have interests that are not aligned with yours and will have substantial influence over the vote on key matters requiring stockholder approval.

As of December 31, 2012, the Yucaipa Investors had 12,500,000 warrants to purchase shares of our common stock issued in connection with their investment in 75,000 share of our Series A preferred securities and owned $88.0 million of our Convertible Notes.

In addition, the Yucaipa Investors have consent rights over certain transactions for so long as they collectively own or have the right to purchase through exercise of the warrants 6,250,000 shares of our common stock, including, subject to certain exceptions and limitations:

•	the sale of all or substantially all of our assets to a third party;

•	the acquisition (including by merger, consolidation or other business combination) by us of a third party where the equity investment by us is $100 million or greater;

•	our acquisition by a third party; or

•	any change in the size of our Board of Directors to a number below 7 or above 9.

For so long as the Yucaipa Investors collectively own at least a majority of the outstanding Series A preferred securities, they also have consent rights, subject to certain exceptions and limitations, over the sale of all or substantially all of our assets and certain other transactions where a vote of the holders of the Series A preferred securities is required by law or our certificate of incorporation.

For so long as the Yucaipa Investors collectively own or have the right to purchase through exercise of the warrants (assuming a cash exercise of such warrants) 875,000 shares of our common stock, we have agreed to use our reasonable best efforts to cause our Board of Directors to nominate and recommend to our stockholders the election of a person nominated by the Yucaipa Investors as a director and to use our reasonable best efforts to ensure that the Yucaipa Investors’ nominee is elected to our Board of Directors at each such meeting.

Accordingly, the Yucaipa Investors have substantial control rights over our business and may be able to decide the outcome of key corporate decisions. The interests of the Yucaipa Investors may differ from the interests of our other stockholders, and they may cause us to take or not take certain actions with which you may disagree. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership, and we may have more difficulty raising equity or debt financing due to the Yucaipa Investors’ significant ownership and ability to influence certain decisions.

Payment of dividends on our Series A preferred securities and any redemptions of warrants may negatively impact our cash flow and the value of our common stock.

On October 15, 2009 we issued 75,000 shares of Series A preferred securities to the Yucaipa Investors. The holders of such Series A preferred securities are entitled to cumulative cash dividends, payable in arrears on every three-month anniversary following the original date of issuance if such dividends are declared by the Board of Directors or an authorized committee thereof, at a rate of 8% until October 2014, 10% per year until October 2016, and 20% per year thereafter. In addition, should the Yucaipa Investors’ nominee fail to be elected to our Board of Directors, the dividend rate would increase by 4% during any time that the Yucaipa Investors’ nominee is not a director. We have the option to accrue any and all dividend payments. As of December 31, 2012, we have not declared or paid any dividends. The accrual of these dividends may have a negative impact on the value of our common stock. In addition, the payment of these dividends may limit our ability to grow and compete by reducing our ability to use capital for other business and operational needs.

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

Our basis in our Owned Hotels is generally substantially less than their fair market value which will decrease the amount of our depreciation deductions and increase the amount of recognized gain upon sale.

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

Sales of a substantial number of additional shares of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock. In addition to the possibility that we may sell shares of our common stock in a public offering at any time, we also may issue shares of common stock in connection with the warrants we issued to the Yucaipa Investors and their affiliates, our Convertible Notes, grants of restricted stock or LTIP Units or upon exercise of stock options that we grant to our directors, officers and employees. All of these shares may be available for sale in the public markets from time to time. As of December 31, 2012, there were:

•

up to 12,500,000 shares of common stock issuable upon exercise of the warrants we issued to the Yucaipa Investors at an exercise price of $6.00 per share. The closing stock price at December 31, 2012 was $5.54;

•

7,858,755 shares of common stock issuable upon conversion of the Convertible Notes assuming a conversion rate of 45.5580 shares per $1,000 principal amount of the Convertible Notes, representing a conversion price of approximately $21.95 per share of common stock, which is substantially higher than the closing price of $5.54 per share of our common stock as of December 31, 2012;

•

1,924,740 shares of our common stock issuable upon exercise of outstanding options, of which options to purchase 1,458,074 shares were exercisable, at a weighted average exercise price of $15.79 per share. As of December 31, 2012, all of these options had exercise prices exceeding our stock price;

•	977,301 LTIP Units outstanding exercisable for a total of 977,301 shares of our common stock;

•	425,235 restricted stock units and 164,555 LTIP Units outstanding and subject to vesting requirements for a total of 589,790 shares of our common stock; and

•	up to 4,457,779 shares of our common stock available for future grants under our equity incentive plans.

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

The stock markets have, in the past, experienced extreme price fluctuations. These fluctuations have not always been related to the operating performance of the specific companies whose stock is traded. During the recent global economic downturn and thereafter, our stock price has been extremely volatile. Our stock price may continue to fluctuate as a result of various factors, such as:

•	general industry and economic conditions, such as the lingering effects of the recent global economic downturn;

•	general stock market volatility unrelated to our operating performance;

•	announcements relating to significant corporate transactions;

•	fluctuations in our quarterly and annual financial results;

•	operating and stock price performance of companies that investors deem comparable to us;

•	changes in government regulation or proposals relating thereto; and

•	sales or the expectation of sales of a substantial number of shares of our common stock in the public market.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our Hotel Properties

Set forth below is a summary of certain information related to our Morgans Hotel Group hotel properties as of December 31, 2012:

Hotel	City	Year Opened	Interest Owned		Number of Rooms		Twelve Months Ended December 31, 2012
							ADR(1)	Occupancy(2)	RevPAR(3)
Owned Hotels:
Hudson	New York	2000	100	%(4)	860	(4)
Delano South Beach	Miami	1995	100%		194
Clift	San Francisco	2001	(5)		372
Operating Statistics for Owned Comparable Hotels (6)							$240	77.7%	$186
Joint Venture Hotels:
Shore Club	Miami	2001	7	%(7)	309
Mondrian South Beach	Miami	2008	50	%(8)	225	(8)
Ames	Boston	2009	31	%(9)	114
Mondrian SoHo	New York	2011	20	%(10)	263
Operating Statistics for Joint Venture Comparable Hotels(11)							272	68.0%	185
Managed Hotels:
Morgans	New York	1984	—	(12)	114
Royalton	New York	1988	—	(12)	168
Mondrian Los Angeles	Los Angeles	1996	—	(12)	237
St Martins Lane	London	1999	—	(13)	204
Sanderson	London	2000	—	(13)	150
Delano Morocco	Marrakech, Morocco	2012	—		71
Operating Statistics for Managed Comparable Hotels(14)							337	78.6%	265
System-wide Comparable (15)							$297	74.7%	$222
Hotel Operating Statistics by Region:
Northeast Comparable Hotels (16)							$291	81.2%	$236
West Coast Comparable Hotels (17)							$253	77.3%	$196
Miami Comparable Hotels (18)							$279	66.6%	$186
United States Comparable Hotels(19)							$272	74.5%	$203
International Comparable Hotels(20)							$403	75.7%	$305

(1)	Average daily rate (“ADR”)

(2)	Average daily occupancy
(3)	Revenue per available room (“RevPar”) is the product of ADR and average daily occupancy. RevPAR does not include food and beverage revenues or other hotel operations revenues such as telephone, parking and other guest services.
(4)	We own 100% of Hudson, which is part of a property that is structured as a condominium, in which Hudson constitutes 96% of the square footage of the entire building. As of January 31, 2013, Hudson has 866 guest rooms and 54 SROs following additional SRO conversions discussed below. SROs are single room dwelling units. Each SRO is for occupancy by a single eligible individual. The unit need not, but may, contain food preparation or sanitary facilities, or both. SROs remain from the prior ownership of the building and we are by statute required to maintain these long-term tenants, unless we get their consent, as long as they pay us their rent.
(5)	Clift is operated under a long-term lease, which is accounted for as a financing.
(6)	Owned Comparable Hotels includes all hotels that we owned and operate, except for hotels added or under major renovation during the current or the prior year, development projects and discontinued operations. Owned Comparable Hotels for the year ended December 31, 2012 includes Clift. Hudson and Delano South Beach, are non-comparable during the period presented, as beginning in the third quarter of 2011 and continuing into 2012, these owned hotels were under renovation.
(7)	Operated under a management contract and owned through an unconsolidated joint venture in which we held a minority ownership interest of approximately 7% as of December 31, 2012.
(8)	Operated as a condominium hotel under a management contract and owned through a 50/50 unconsolidated joint venture. As of December 31, 2012, 204 hotel residences have been sold, of which 101 are in the hotel rental pool and are included in the hotel room count.
(9)	Operated under a management contract and owned through an unconsolidated joint venture in which we held a minority interest ownership of approximately 31% at December 31, 2012.
(10)	Operated under a management contract and owned through an unconsolidated joint venture in which we held a minority ownership interest of approximately 20% at December 31, 2012.
(11)	Joint Venture Comparable Hotels include all hotels that we operate in which we have a non-controlling ownership interest except for hotels added or under major renovation during the current or the prior year, development projects and discontinued operations. Joint Venture Comparable Hotels for the year ended December 31, 2012 includes Shore Club, Mondrian South Beach, and Ames. Mondrian SoHo is non-comparable for the periods presented, as Mondrian SoHo opened in late February 2011.
(12)	Operated under a management contract; wholly-owned until May 2011, when the hotel was sold to a third party.
(13)	Operated under a management contract; owned through a 50/50 joint venture until November 2011, when the hotel was sold to a third party.
(14)	Managed Comparable Hotels include all Morgans Hotel Group hotels that we operate in which we have no ownership interest, except for hotels added or under major renovation during the current or the prior year, development projects and discontinued operations. Managed Comparable Hotels for the year ended December 31, 2012 includes Morgans, Royalton, Mondrian Los Angeles, St Martins Lane, and Sanderson. Managed hotels that are non-comparable for the period presented are Delano Marrakech, which we began managing in September 2012, and Hotel Las Palapas, which is not a Morgans Hotel Group hotel. The currency translation is based on an exchange rate of 1 British pound = 1.58 U.S. dollars, which is an average monthly exchange rate provided by www.oanda.com for the last twelve months ended December 31, 2012.
(15)	System-Wide Comparable Hotels includes all Morgans Hotel Group hotels that we operate except for hotels added or under major renovation during the current or the prior year, development projects and discontinued operations. System-Wide Comparable Hotels for the year ended December 31, 2012 excludes Hudson and Delano, which were both undergoing renovations beginning in the third quarter of 2011 and continuing into 2012, Delano Marrakech, which we began managing in September 2012, Mondrian SoHo, which opened in late February 2011, and Hotel Las Palapas, which is not a Morgans Hotel Group hotel. The currency translation is based on an exchange rate of 1 British pound = 1.58 U.S. dollars, which is an average monthly exchange rate provided by www.oanda.com for the last twelve months ended December 31, 2012.
(16)	Northeast Comparable Hotels includes all hotels that we operate in the Northeastern United States, except for hotels added or under major renovation during the current or the prior year, development projects and discontinued operations. Northeast Comparable Hotels for the year ended December 31, 2012 includes Morgans, Royalton, and Ames. Hudson and Mondrian SoHo are non-comparable during the period presented, as Hudson was under major renovations beginning the third quarter of 2011 and continuing throughout 2012 and Mondrian SoHo opened in late February 2011.
(17)	West Coast Comparable Hotels includes all hotels that we operate on the Western coast of the United States except for hotels added or under major renovation during the current or the prior year, development projects and discontinued operations. West Coast Comparable Hotels for the year ended December 31, 2012 includes Mondrian Los Angeles and Clift.
(18)	Miami Comparable Hotels includes all hotels that we operate in the Miami area of Florida, except for hotels added or under major renovation during the current or the prior year, development projects and discontinued operations. Miami Comparable Hotels for the year ended December 31, 2012 includes Shore Club and Mondrian South Beach. Delano South Beach is non-comparable for the period presented, as Delano was under major renovation beginning in the third quarter of 2011 and continuing through March 2012.
(19)	United States Comparable Hotels includes all hotels that we operate in the United States, except for hotels added or under major renovation during the current or the prior year, development projects and discontinued operations. United States Comparable Hotels for the year ended December 31, 2012 includes Morgans, Royalton, Ames, Mondrian Los Angeles, Clift, Mondrian South Beach and Shore Club. Hudson, Mondrian SoHo and Delano South Beach are non-comparable during the period presented, as Hudson was under major renovations beginning the third quarter of 2011 and continuing throughout 2012, Mondrian SoHo opened in late February 2011, and Delano South Beach Delano was under major renovation beginning in the third quarter of 2011 and continuing through March 2012.
(20)	International Comparable Hotels includes hotels that we operate in international locations outside of the United States, except for hotels added or under major renovation during the current or the prior year, development projects and discontinued operations. International Comparable Hotels for the year ended December 31, 2012 includes St Martins Lane and Sanderson. Delano Marrakech is non-comparable for the period presented, as we began managing this newly opened hotel in September 2012. Additionally, Hotel Las Palapas in Mexico is non-comparable, as this hotel is not a Morgans Hotel Group hotel and we believe that the hotel operating data for this hotel does not provide a meaningful depiction of the performance of our branded hotels. The currency translation is based on an exchange rate of 1 British pound = 1.58 U.S. dollars, which is an average monthly exchange rate provided by www.oanda.com for the last twelve months ended December 31, 2012.

Hotel Las Palapas, a non-Morgans Hotel Group hotel that we manage as of December 31, 2012 but in which we have no ownership interest, is not included in the above table.

Owned Operations

Owned Hotels

The tables below reflect the results of operations of our Owned Hotel properties.

Hudson

Overview

Opened in 2000, Hudson is our largest New York City hotel, with 860 guest rooms and suites, as of December 31, 2012, including two ultra-luxurious accommodations — a 3,355 square foot penthouse with a landscaped terrace and an apartment with a 2,500 square foot tented terrace. The hotel, located only a few blocks away from Columbus Circle, Time Warner Center and Central Park, has numerous food and beverage offerings including Private Park, Hudson Bar, the Library Bar and Sky Terrace.

We spent most of 2012 renovating all the guest rooms and converting SRO units into new guest rooms. The renovation was completed in September 2012. We also converted 32 SRO units into guest rooms. 26 SRO units were converted in 2012 and 6 were converted in January 2013, at an estimated cost of approximately $150,000 per room, bringing the total number of guest rooms at Hudson to 866 as of January 31, 2013. In November 2012, we launched Hudson Lodge, a winter pop-up venue at the hotel’s private park. Additionally, in February 2013, we opened a new restaurant at Hudson, Hudson Commons, which is a modern-day beer hall and burger joint featuring a wide selection of local craft beers, inventive preparations of classic American fare, and soda shop-inspired specialty cocktails.

We own 100% of Hudson, which is part of a property that is structured as a condominium, in which Hudson constitutes 96% of the square footage of the entire building. Hudson has a total of 920 rooms, comprised of 866 guest rooms and 54 SROs as of January 31, 2013. SROs are single room dwelling units. Each SRO is for occupancy by a single eligible individual. The unit need not, but may, contain food preparation or sanitary facilities, or both. SROs remain from the prior ownership of the building and we are by statute required to maintain these long-term tenants, unless we get their consent to terminate the lease, as long as they pay us their rent. Over time, we intend to develop new guest rooms from the remaining rooms that were formerly SRO units.

We own a fee simple interest in Hudson. The hotel is subject to mortgage indebtedness as more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt.”

Selected Financial and Operating Information

The following table shows selected financial and operating information for Hudson:

	Year Ended December 31,
	2012	2011	2010	2009	2008
Selected Operating Information:
Occupancy	74.9%	88.0%	88.6%	83.8%	90.7%
ADR	$234	$220	$213	$200	$283
RevPAR	$175	$194	$189	$168	$257
Selected Financial Information (in thousands):
Room Revenue (1)	$53,463	$58,993	$57,360	$49,853	$75,722
Total Revenue (1)	62,279	73,112	72,804	65,663	97,789
Depreciation (1)	8,472	8,223	7,869	6,813	6,399
Operating Income (1)	2,520	5,919	9,564	6,329	32,885

(1)	Hudson was under major renovations beginning in late 2011 and throughout 2012.

Delano South Beach

Overview

Opened in 1995, Delano South Beach has 194 guest rooms, suites and lofts and is located in the heart of Miami Beach’s fashionable South Beach Art Deco district. The hotel features an “indoor/outdoor” lobby, the Water Salon and Orchard (which is Delano South Beach’s landscaped orchard and 100-foot long pool) and beach facilities. The hotel’s accommodations also include eight poolside bungalows and a penthouse and apartment. Delano South Beach’s food and beverage offerings were renovated and re-concepted in 2011 and include the restaurant, Bianca, which opened in January 2012, Delano Beach Club, a poolside bar and bistro, the Rose Bar, FDR, a nightclub which opened in February 2012, and Umi Sushi & Sake Bar, which also opened in February 2012. The hotel also features Club Essentia Wellness Retreat, a full-service spa facility providing preventative aging procedures focusing on the augmentation and restoration of one’s energy, vitality and vigor. Delano South Beach also offers multi-service meeting facilities, consisting of one executive boardroom and other facilities including a state-of-the-art media room.

In late 2011 and in early 2012, we spent approximately $13.0 million on projects at Delano South Beach to upgrade the exclusive bungalows and suites, improve public areas, including the pool, restaurant and bar space, and create additional meeting space. This work was begun in the third quarter of 2011 and was completed in the first quarter of 2012.

We own a fee simple interest in Delano South Beach. The hotel secures our revolving credit facility as more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt.” We have begun a sales process for Delano in South Beach and intend to use the proceeds from any sale for debt reduction, growth and general working capital purposes.

Selected Financial and Operating Information

The following table shows selected financial and operating information for Delano South Beach:

	Year Ended December 31,
	2012	2011	2010	2009	2008
Selected Operating Information:
Occupancy	67.6%	64.1%	61.1%	62.3%	79.3%
ADR	$494	$499	$480	$488	$540
RevPAR	$334	$320	$293	$304	$428
Selected Financial Information (in thousands):
Room Revenue	$23,722	$22,612	$20,780	$21,539	$30,417
Total Revenue	45,511	44,697	43,628	44,814	62,115
Depreciation	4,604	4,649	4,868	4,646	5,776
Operating Income	9,240	9,052	9,542	11,024	18,917

Clift

Overview

Acquired in 1999 and reopened after an extensive renovation in 2001, Clift has 372 guestrooms and suites and is located in the heart of San Francisco’s Union Square district. The hotel features a restaurant, The Velvet Room, the Redwood Room Bar and the Living Room, which is available for private events. Clift also offers multi-service meeting facilities, consisting of two executive boardrooms, one suite and other facilities.

Our rights to operate Clift in San Francisco are based upon our interest under a 99-year lease. The lease is accounted for as a financing as more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt.”

Selected Financial and Operating Information

The following table shows selected financial and operating information for Clift:

	Year Ended December 31,
	2012	2011	2010	2009	2008
Selected Operating Information:
Occupancy	77.7%	79.5%	76.9%	65.5%	74.8%
ADR	$240	$220	$187	$201	$254
RevPAR	$186	$175	$144	$131	$190
Selected Financial Information (in thousands):
Room Revenue	$25,361	$23,732	$19,547	$17,700	$25,297
Total Revenue	37,543	36,379	31,861	30,702	42,066
Depreciation	3,077	3,133	3,128	3,028	2,602
Operating (loss) income	2,705	2,130	(1,284)	(2,712)	5,041

Owned Food and Beverage Operations

As of December 31, 2012, our Owned F&B Operations consisted of certain food and beverage operations located at our Owned Hotels and Sanderson and St Martins Lane, both in London, and three restaurants at Mandalay Bay in Las Vegas for which we acquired the leasehold interests in August 2012. We operate all of our Owned F&B Operations, with the exception of the Owned F&B Operations at Sanderson and St Martins Lane, which are managed by affiliates of China Grill Management Inc. (“CGM”) pursuant to short-term management agreements. Effective February 1, 2012, we transferred our ownership interest in Morgans food and beverage operations to the hotel owner by terminating our operating lease for the restaurant space.

In August 2012, we acquired the leasehold interests in three restaurants at Mandalay Bay from an existing tenant for $15.0 million in cash at closing and a $10.6 million principal only promissory note to be paid over seven years. Once renovated and reconcepted, the venues will be managed by TLG and operated pursuant to 10-year operating leases with an MGM affiliate, pursuant to which we will pay minimum annual lease payments of $0.2 million a year and a percentage rent based on cash flow. In December 2012, we opened Red Square, a premier dinner, cocktail, and nightlife destination, and in January 2013, we opened Citizens Kitchen & Bar, which offers classic American comfort food. We are in the process of re-concepting the third restaurant at Mandalay Bay, which we plan to introduce in the second quarter of 2013.

Managed Operations

We manage hotels and food and beverage venues, pursuant to management agreements of varying terms.

Managed Hotels

Our Joint Venture Hotels as of December 31, 2012 are operated under management agreements which expire as follows:

•	Shore Club — July 2022;

•	Mondrian South Beach — August 2026;

•	Ames — November 2024; and

•	Mondrian SoHo — February 2021 (with two 10-year extensions at our option, subject to certain conditions).

Our Managed Hotels as of December 31, 2012 are operated under management agreements which expire as follows:

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

We have also signed management or license agreements for various other hotels. As of December 31, 2012, these development stage hotels include the following:

	Expected Room Count	Anticipated Opening	Initial Term
Hotels Currently Under Construction or Renovation:
Mondrian Doha	270	2014	30 years
Delano Las Vegas	1,117	2014	10 years	(1)
Mondrian London	360	2014	25 years
Mondrian Baha Mar	310	2015	20 years
Delano Moscow	160	2015	20 years
Other Signed Agreements:
Mondrian Istanbul	128	2015	20 years
Delano Aegean Sea	200	2015	20 years
Hudson London	234	2015	20 years
Highline, New York project	175	To be determined	15 years

(1)	Delano Las Vegas is subject to a license agreement and will be managed by MGM.

However, financing has not been obtained for some of these hotel projects, and there can be no assurances that any or all of these projects will be developed as planned. Our hotel management agreements may be subject to early termination in specified circumstances. For example, certain of our hotel management agreements contain performance tests that stipulate certain minimum levels of operating performance. In addition, several of our hotels are also subject to mortgage and mezzanine debt, and in some instances our management fee is subordinated to the debt. With all of our new management agreements for hotels under development, we attempt to negotiate non-disturbance agreements or similar protections with the mortgage lender, or to require that such agreements be entered into upon securing of financing, in order to protect our management agreements in the event of foreclosure. However, we are not always successful in imposing these requirements and some of our new development projects and existing hotels do not have non-disturbance or similar protections, which may make the related management agreements subject to termination by the lenders on foreclosure or certain other related events. Even if we have such non-disturbance protections in place, they may be subject to conditions and may be difficult or costly to enforce in a foreclosure situation.

Managed Food and Beverage

We own a 90% controlling investment in TLG, a leading lifestyle food and beverage management company, which primarily operates numerous venues in Las Vegas pursuant to management agreements with various MGM affiliates. Additionally, TLG manages the food and beverage operations at Delano South Beach, including Bianca, a restaurant serving Italian cuisine, FDR, the nightclub, and Delano Beach Club, the poolside bistro and bar.

The primary assets of TLG consist of its management and similar agreements with various MGM affiliates. Each of TLG’s venues is managed by an affiliate of TLG. Through our ownership of TLG, we recognize management fees in accordance with the applicable management agreement which generally provide for base management fees as a percentage of gross sales, and incentive management fees as a percentage of net profits, as calculated pursuant to the management agreements.

TLG owns the trade name, service mark and other intellectual property rights associated with the name of most of its nightclubs, lounges, restaurants and pools.

TLG’s management agreements with various MGM affiliates are typically structured as 10-year initial term contracts (effective the opening date of each respective venue) and generally have two five-year term renewal options. As of December 31, 2012, TLG manages the following venues pursuant to management agreements with various MGM affiliates:

	Location	Year Opened
Nightclubs:
The Bank	Bellagio	2007
Haze	Aria	2009
1Oak	Mirage	2011
Lounges:
Lily Bar & Lounge	Bellagio	2012
The Deuce Lounge	Aria	2009
Gold Lounge	Aria	2009
Revolution Lounge	Mirage	2009
Restaurants:
Brand Steakhouse	Monte Carlo	2007
Diablo’s Cantina	Monte Carlo	2007
FIX Restaurant & Bar	Bellagio	2004
Stack Restaurant	Mirage	2005
Yellowtail Japanese Restaurant & Lounge	Bellagio	2008
Red Square Restaurant & Bar	Mandalay Bay	2012
Pool Lounges:
Bare	Mirage	2007
Liquid	Aria	2010

Under TLG’s management agreements with various affiliates of MGM, all costs associated with the construction, build-out, FF&E, operating supplies, equipment and daily operational expenses are borne by each respective MGM affiliate.

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

In August 2012, we acquired the leasehold interests in three restaurants at Mandalay Bay in Las Vegas from an existing tenant. Once renovated and reconcepted, the venues will be managed by TLG and operated pursuant to 10-year operating leases with an MGM affiliate, pursuant to which we will pay minimum annual lease payments and a percentage rent based on cash flow. As of December 31, 2012, one of the three restaurants, Red Square, had opened. In January 2013, Citizens Kitchen & Bar opened and we are in the process of re-concepting the third restaurant at Mandalay Bay, which we plan to introduce in the second quarter of 2013.

In addition, TLG has entered into an agreement to manage Light, a nightclub at Mandalay Bay, to be owned by a venture that includes affiliates of the Yucaipa Investors and Andrew Sasson, a member of our Board of Directors. Light is expected to open in the first half of 2013.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various lawsuits and administrative actions in the normal course of business. In management’s opinion, disposition of these lawsuits is not expected to have a material adverse effect on our financial position, results of operations or liquidity.

Litigations Regarding Mondrian SoHo

On January 16, 2013, German American Capital Corporation, the lender for the mortgage loans on Mondrian SoHo (“GACC” or the “lender”), filed a complaint in the Supreme Court of the State of New York, County of New York against Sochin Downtown Realty, LLC, the joint venture that owns Mondrian SoHo (“Sochin JV”), Morgans Hotel Group Management LLC, the manager for the hotel (the “manager”), Morgans Group LLC, Happy Bar LLC and MGMT LLC, seeking foreclosure including, among other things, the sale the mortgaged property free and clear of the management agreement, entered into on June 27, 2007, as amended on July 30, 2010, between Sochin JV and the manager. According to the complaint, Sochin JV defaulted by failing to repay the approximately $217 million outstanding on the loans when they became due on November 15, 2012. Cape Advisors Inc. indirectly owns 80% of the equity interest in Sochin JV and Morgans Group LLC indirectly owns the remaining 20% equity interest. We intend to vigorously defend our rights, including to continue managing the property under our management agreement and related agreements. However, it is not possible to predict the outcome of the lawsuit.

On February 25, 2013, Sochin JV filed a complaint in the Court of Chancery of the State of Delaware against Morgans Hotel Group Management LLC and Morgans Group LLC, seeking, among other things, a declaration that plaintiff properly terminated the management agreement for the hotel and an award of damages in an amount to be determined, but alleged to exceed $10 million, plus interest. The management agreement has an initial term of 10 years, with two 10-year renewals, subject to certain conditions. The complaint alleges, among other things, mismanagement of the hotel and breach of the management agreement by the manager. The plaintiff also purports to terminate the management agreement under alleged agency principles. The suit was initiated on behalf of Sochin JV by Cape Advisors Inc., our joint venture partner. We intend to vigorously defend our rights, including to continue managing the property under our management agreement and related agreements. However, it is not possible to predict the outcome of the lawsuit.

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

Period	High	Low
First Quarter 2011	$11.46	$7.98
Second Quarter 2011	$10.14	$6.56
Third Quarter 2011	$7.75	$4.38
Fourth Quarter 2011	$7.58	$4.98
First Quarter 2012	$6.40	$4.90
Second Quarter 2012	$5.17	$3.74
Third Quarter 2012	$6.44	$4.40
Fourth Quarter 2012	$6.76	$5.10

On March 4, 2013, the closing sale price for our common stock, as reported on the Nasdaq Global Market, was $4.87. As of March 4, 2013, there were 42 record holders of our common stock, although there is a much larger number of beneficial owners.

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

The Series A preferred securities we issued in October 2009 have an 8% dividend rate until October 2014, then a 10% dividend rate until October 2016, and a 20% dividend rate thereafter. We have the option to accrue any and all dividend payments. As of December 31, 2012, we had not declared or paid any dividends on the Series A preferred securities. As of December 31, 2012, we have undeclared dividends of approximately $22.1 million.

Performance Graph

The following graph below shows the cumulative total stockholder return of our common stock from our IPO date of February 17, 2006 through December 31, 2012 compared to the S&P 500 Stock Index and the S&P 500 Hotels. The graph assumes that the value of the investment in our common stock and each index was $100 at February 17, 2006. The Company has declared no dividends during this period. The stockholder return on the graph below is not indicative of future performance.

Comparison of Cumulative Total Return of the Company, S&P 500 Stock Index

and S&P 500 Hotels Index From February 17, 2006 through December 31, 2012

Comparison of Cumulative Total Return

$140
$120
$100
$80
$60
$40
$20
$-
Morgans Hotel Group Co.
S&P 500 Stock Index
S&P 500 Hotels Index

	2/17/2006	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Morgans Hotel Group Co.	$100.00	$84.65	$96.40	$23.30	$22.85	$44.35	$29.50	$27.70
S&P 500 Stock Index	100.00	110.18	114.07	70.17	86.63	97.70	97.70	110.79
S&P 500 Hotels Index	100.00	112.27	96.72	48.27	74.93	113.75	90.14	110.34

ITEM 6.	SELECTED FINANCIAL DATA

The following selected historical financial and operating data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K.

The following table contains selected consolidated financial data for the years ended December 31, 2012, 2011, 2010, 2009, and 2008, all of which is derived from the Company’s audited consolidated financial statements. The historical results do not necessarily indicate results expected for any future period.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except operating and per share data)
Statement of Operations Data(1), (2):
Total hotel revenues	$165,088	$193,044	$218,032	$209,978	$282,379
Total revenues	189,919	207,332	236,370	225,051	300,679
Total hotel operating costs	135,453	157,265	170,600	169,557	192,524
Corporate expenses, including stock compensation	32,217	34,563	34,538	33,514	41,889
Depreciation and amortization	23,977	22,219	32,158	29,623	24,912
Total operating costs and expenses	204,281	228,338	246,761	238,777	270,150
Operating (loss) income	(14,362)	(21,006)	(10,391)	(13,726)	30,529
Interest expense, net	38,998	35,514	41,346	48,557	43,221
Net loss from continuing operations	(56,491)	(88,442)	(99,916)	(81,361)	(44,429)
Income (loss) from discontinued operations (1), (2)	—	485	16,268	(20,244)	(10,140)
Net loss	(56,491)	(87,957)	(83,648)	(101,605)	(54,569)
Net loss (income) attributable to noncontrolling interest	804	2,554	2,239	1,881	(2,104)
Net loss attributable to Morgans Hotel Group Co.	(55,687)	(85,403)	(81,409)	(99,724)	(56,673)
Preferred stock dividends and accretion	(11,124)	(9,938)	(8,554)	(1,746)	—
Net loss attributable to common shareholders	(66,811)	(95,341)	(89,963)	(101,470)	(56,673)
Net loss per share attributable to common shareholders, basic and diluted	(2.13)	(3.03)	(2.94)	(3.38)	(1.80)
Weighted average common shares outstanding	31,437	31,454	30,563	30,017	31,413
Cash Flow Data:
Net cash (used in) provided by:
Operating activities	$(39,464)	$9,750	$(7,252)	$(20,305)	$22,134
Investing activities	(61,119)	264,295	(19,015)	(35,004)	(42,008)
Financing activities	77,575	(250,440)	(37,439)	75,622	(52,615)

	As of December 31,
	2012	2011(1)	2010	2009	2008
	(In thousands)
Balance Sheet Data (2), (3), (4):
Cash and cash equivalents	$5,847	$28,855	$5,250	$68,956	$48,643
Restricted cash	21,226	9,938	28,783	21,109	19,737
Property and equipment, net	303,689	289,169	291,078	300,060	305,332
Assets held for sale, net (4)	—	—	194,964	203,154	215,224
Investment in hotel property of discontinued operations, net (2)	—	—	—	23,977	42,531
Assets of property held for non-sale disposition, net (3)	—	—	9,775	10,113	21,681
Total assets	591,155	555,444	714,776	838,238	855,464
Mortgage notes payable	180,000	115,000	227,662	243,500	249,500
Mortgage debt of assets held for sale (4)	—	—	103,496	120,500	120,500
Mortgage debt of discontinued operations	—	—	—	40,000	40,000
Promissory notes payable of property held for non-sale disposition, net	—	—	10,500	10,500	10,000
Financing and capital lease obligations	358,143	324,905	331,117	325,013	297,179
Debt and capital lease obligations	538,143	439,905	672,775	739,013	717,179
Redeemable noncontrolling interest	6,053	5,448	—	—	—
Preferred stock	57,755	54,143	51,118	48,564	—
Total MHGC stockholders’ (deficit) equity	(149,436)	(97,463)	(12,721)	9,020	43,388
Total (deficit) equity	(143,370)	(89,639)	(1,805)	23,411	61,356

(1)	Financial statement data as of December 31, 2011 has been adjusted to present the impact of the final purchase price allocation of the Company’s acquisition of TLG, as discussed further in note 1 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The impact of the final purchase price allocation on our previously filed consolidated statement of comprehensive loss was immaterial.
(2)	Financial statement data has been adjusted to present Mondrian Scottsdale as a discontinued operation. The lender foreclosed on the property and terminated our management agreement related to the property with an effective termination date of March 16, 2010.
(3)	Financial statement data has been adjusted to present the property across from Delano South Beach as property held for non-sale disposition separately from our other assets and liabilities and a discontinued investment. In January 2011, our indirect subsidiary transferred its interests in the property to SU Gales Properties, LLC, and as a result of this transfer we were released from the $10.5 million non-recourse mortgage and mezzanine indebtedness. For further discussion and information on this property held for non-sale disposition, see the consolidated balance sheets in the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
(4)	Balance sheet data has been adjusted to present Mondrian Los Angeles, Royalton and Morgans as assets held for sale separately from our other assets and liabilities. In May 2011, we sold our ownership interests in these hotels to unrelated third parties. For further discussion and information on these hotels held for sale, see the consolidated balance sheets in the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The historical financial data presented herein is the historical financial data for:

•

our three Owned Hotels, consisting, as of December 31, 2012, of Hudson in New York, Delano South Beach in Miami Beach, and Clift in San Francisco (which we lease under a long-term lease that is treated as a financing), comprising approximately 1,400 rooms;

•

our Owned F&B Operations, consisting, as of December 31, 2012, of the food and beverage operations located at our Owned Hotels, certain food and beverage operations located at Sanderson and St Martins Lane, both in London, and three restaurants at Mandalay Bay in Las Vegas for which we acquired the leasehold interests in August 2012;

•

our four Joint Venture Hotels, consisting, as of December 31, 2012, of Mondrian South Beach in Miami Beach, Shore Club in Miami Beach, Ames in Boston and Mondrian SoHo in New York, comprising approximately 1,015 rooms;

•

our seven Managed Hotels, consisting, as of December 31, 2012, of Royalton and Morgans in New York, Mondrian in Los Angeles, Sanderson and St Martins Lane in London, Delano Marrakech in Morocco, and Hotel Las Palapas in Playa del Carmen, Mexico, comprising approximately 1,025 rooms;

•

our 90% controlling interest in TLG, a leading lifestyle food and beverage management company with a ten-year track record of delivering cutting-edge food and beverage experiences at world class properties. TLG develops, redevelops and operates numerous venues primarily in Las Vegas pursuant to management agreements with MGM, including nightclubs, restaurants, pool lounges and bars;

•	our investment in our F&B Venture, consisting, as of December 31, 2012, of certain food and beverage operations located at Mondrian South Beach in Miami Beach; and

•	our investments in hotels under development and other proposed properties.

At December 31, 2012, we had four Joint Venture Hotels and seven Managed Hotels, all of which we manage pursuant to long-term management agreements. Our hotel management agreements may be subject to early termination in specified circumstances. For example, certain of our hotel management agreements contain performance tests that stipulate certain minimum levels of operating performance. In addition, several of our hotels are also subject to mortgage and mezzanine debt, and in some instances our management fee is subordinated to the debt. With all of our new management agreements for hotels under development, we attempt to negotiate non-disturbance agreements or similar protections with the mortgage lender, or to require that such agreements be entered into upon securing of financing, in order to protect our management agreements in the event of foreclosure. However, we are not always successful in imposing these requirements and some of our new development projects and existing hotels do not have non-disturbance or similar protections, which may make the related management agreements subject to termination by the lenders on foreclosure or certain other related events. Even if we have such non-disturbance protections in place, they may be subject to conditions and may be difficult or costly to enforce in a foreclosure situation.

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

Several of our hotels are also subject to mortgage and mezzanine debt, and in some instances our management fee is subordinated to the debt, and our management agreements may be terminated by the lenders on foreclosure or certain other related events. For example, the mortgage debt secured by Ames matured in October 2012 and the mortgage lender has served the joint venture with a notice of event of default stating that the $46.5 million nonrecourse mortgage refinancing on the property was not repaid when it matured. The joint venture is pursuing discussions with the lenders, which include discussions regarding amending the termination rights under our management agreement.

Additionally, the mortgage debt secured by Mondrian SoHo matured in November 2012, and in January 2013, the lender initiated foreclosure proceedings seeking, among other things, the ability to sell the property free and clear of our management agreement. In February 2013, the owner of Mondrian SoHo, a joint venture in which Morgans Group owns a 20% equity interest, gave notice purporting to terminate our subsidiary as manager of the hotel. It also filed a lawsuit against us seeking termination of the management agreement. We intend to vigorously defend our rights to continue managing the property under our management agreement and our joint venture agreement, but we cannot assure you that we will be successful.

In March 2010, the lender for the Shore Club mortgage initiated foreclosure proceedings against the property in U.S. federal district court. In October 2010, the federal court dismissed the case for lack of jurisdiction. In November 2010, the lender initiated foreclosure proceedings in state court and a bench trial took place in June 2012 during which the trial court granted a default ruling of foreclosure. Entry of a foreclosure judgment has been delayed pending, among other things, resolution of a motion to disqualify the presiding trial court judge and corresponding relinquishment of jurisdiction from the Florida appeals court to the trial court. We have operated and expect to continue to operate the hotel pursuant to the management agreement during the pendency of these proceedings, which may continue for some additional period of time in the event of an appeal or other post-judgment proceedings. However, there can be no assurances as to whether or when a foreclosure sale may take place, or whether we will continue to operate the hotel in the event there is a foreclosure.

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

•

Food and beverage revenue. Most of our food and beverage revenue is driven by occupancy of our hotels and the popularity of our bars and restaurants with our local customers. In June 2011, we acquired from affiliates of CGM the 50% interests CGM owned in our prior food and beverage joint ventures at Delano South Beach, Mondrian South Beach, Mondrian Los Angeles, Morgans, Sanderson and St Martins Lane (the “CGM Transaction”). As a result of the CGM Transaction, we began recording 100% of the food and beverage revenue and related expenses at these hotels, with the exception of Mondrian South Beach which is accounted for using the equity method of accounting, as discussed in note 1 to our consolidated financial statements. In August 2011, we sold our ownership interest in Mondrian Los Angeles’ food and beverage operations to the hotel owner. Effective February 1, 2012, we transferred our ownership interest in Morgans food and beverage operations to the hotel owner by terminating our operating lease for the restaurant space. Additionally, we record or will record revenue and related expenses at the three restaurants at Mandalay Bay in Las Vegas for which we acquired the leasehold interest in August 2012. As of December 31, 2012, only one of these restaurants was open.

•	Other hotel revenue. Other hotel revenue, which consists of ancillary revenue such as telephone, parking, spa, entertainment and other guest services, is principally driven by hotel occupancy.

•

Management fee revenue and other income. We earn hotel management fees under our hotel management agreements. These fees may include management fees as well as reimbursement for allocated chain services. Additionally, we own a 90% controlling investment in TLG, which operates numerous venues in Las Vegas pursuant to management agreements with various MGM affiliates. Each of TLG’s venues is managed by an affiliate of TLG, which receives fees under a management agreement for the venue. Through our ownership of TLG, we recognize management fees in accordance with the applicable management agreement, which generally provide for base management fees as a percentage of gross sales, and incentive management fees as a percentage of net profits, as calculated pursuant to the management agreements.

Fluctuations in revenues, which tend to correlate with changes in gross domestic product, are driven largely by general economic and local market conditions but can also be impacted by major events, such as terrorist attacks or natural disasters, which in turn affect levels of business and leisure travel.

Renovations at our hotels can have a significant impact on our revenues. For example, our guestroom and corridor renovations at Hudson, which began in the fourth quarter of 2011 and were completed in late 2012, has had a material impact on our operating results during the year ended December 31, 2012.

The seasonal nature of the hospitality business can also impact revenues. For example, our Miami hotels are generally strongest in the first quarter, whereas our New York hotels are generally strongest in the fourth quarter. However, given the recent global economic downturn, the impact of seasonality in 2011 and 2012 was not as significant as in prior periods and may remain less pronounced in 2013 depending on the timing and strength of the economic recovery.

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

•

Depreciation and amortization expense. Hotel properties are depreciated using the straight-line method over estimated useful lives of 39.5 years for buildings and five years for furniture, fixtures and equipment. We also record amortization expense related to our other assets, such as the TLG management contracts and the three restaurant leases in Las Vegas that we purchased in August 2012.

•

Restructuring and disposal costs include costs incurred related to our corporate restructuring initiatives, such as professional fees, litigation and settlement costs, executive terminations and severance costs related to such restructuring initiatives, and losses on asset disposals as part of major renovation projects.

•

Development costs include development transaction costs, internal development payroll, costs and pre-opening expenses incurred related to new concepts at existing hotel and the development of new hotels, and the write-off of abandoned development projects previously capitalized.

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

•

Gain on asset sales. We recorded deferred gains related to the sales of Royalton, Morgans, Mondrian Los Angeles, and our ownership interests in Sanderson and St Martins Lane, as discussed in note 17 of our consolidated financial statements. As we have significant continuing involvement with these hotels through long-term management agreements, the gains on sales are deferred and recognized over the initial term of the related management agreement.

•

Other non-operating expenses include costs associated with discontinued operations and previously owned hotels, both consolidated and unconsolidated, transaction costs related to business acquisitions, changes in the fair value of debt and equity instruments, miscellaneous litigation and settlement costs and other expenses that relate to our financing and investing activities.

•

Income tax expense (benefit). All of our foreign subsidiaries are subject to local jurisdiction corporate income taxes. Income tax expense is reported at the applicable rate for the periods presented. We are subject to Federal and state income taxes. Income taxes for the years ended December 31, 2012, 2011 and 2010 were computed using our calculated effective tax rate. We also recorded net deferred taxes related to cumulative differences in the basis recorded for certain assets and liabilities. We established a reserve on the deferred tax assets based on the ability to utilize net operating loss carryforwards.

•

Noncontrolling interest income (loss). Noncontrolling interest is the income (loss) attributable to the holders of membership units in Morgans Group, our operating company, owned by Residual Hotel Interest LLC, our former parent, as discussed in note 1 of our consolidated financial statements, our third-party food and beverage joint venture partner’s interest in the profits and losses of our F&B Venture, and the 10% ownership interest in TLG that is held by certain prior owners of TLG.

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

Recent Trends and Developments

Recent Trends. Lodging demand and revenues are primarily driven by growth in GDP, business investment and employment growth, which were depressed during an extremely difficult recessionary period in late 2008 and 2009. Beginning in 2010, the outlook for the U.S. and global economies began improving and that improvement has continued through 2012. However, as a result of the current European economic crisis and slow domestic growth, the outlook for the global economy remains uncertain. To date, the economic recovery has not been particularly robust, as spending by businesses and consumers remains restrained, and there are still several trends which make our performance difficult to forecast, including shorter booking lead times at our hotels.

The pace of new lodging supply has increased over the past several years as many projects initiated before the economic downturn came to fruition. For example, we witnessed new competitive luxury and boutique properties opening between 2008 and 2012 in some of our markets, particularly in New York, Miami, and London which have impacted our performance in these markets and may continue to do so. However, we believe the timing of additional new development projects may be affected by ongoing uncertain economic conditions, which may slow down the pace of new supply development, including our own, in the next few years.

Our operating results for the fourth quarter of 2012 were strong as we continue to focus on market share and margin improvement. RevPAR at our System-Wide Comparable Hotels, which excludes Delano South Beach, Hudson, Mondrian SoHo and Hotel Las Palapas, increased by 7.2% (6.6% in constant dollars) in the fourth quarter of 2012 from the comparable period in 2011. RevPAR from our Northeast Comparable Hotels, which consist of Morgans, Royalton and Ames, increased by 3.2% in the fourth quarter of 2012 as compared to the same period in 2011. Each hotel in the region was affected differently by Hurricane Sandy, but overall, business was strong particularly in December 2012 with RevPAR increases of 9% or greater during that month at our comparable New York City hotels, Morgans and Royalton. For non-Comparable Hotels, Mondrian SoHo continues to ramp up with RevPAR increasing by 11.3% in the fourth quarter of 2012 from the comparable period in 2011, despite being closed for one week due to Hurricane Sandy. At Hudson, with all guest rooms renovated, the hotel generated a 5.8% RevPAR increase during the fourth quarter of 2012, despite its restaurant being closed. RevPAR from our Miami Comparable Hotels, which consist of Mondrian South Beach and Shore Club, increased 13.2 % in the fourth quarter of 2012 as compared to the same period in 2011, driven by a 10.2% increase in occupancy. Delano South Beach, which is a non-comparable hotel in 2012, generated a 17.8% increase in RevPAR driven by a very strong December and holiday season. Our two West Coast hotels generated an 8.5% RevPAR growth in the fourth quarter of 2012 as compared to the same period in 2011, led by Mondrian Los Angeles. In London, RevPAR increased by 3.5%, or 1.4% in constant dollars, during the fourth quarter of 2012, despite the difficult economic climate in Europe.

For 2013, we believe that if various economic forecasts projecting continued modest expansion are accurate, this may lead to a gradual and modest increase in lodging demand for both leisure and business travel, although we expect there to be continued pressure on rates, as leisure and business travelers alike continue to focus on cost containment. As such, there can be no assurances that any increases in hotel revenues or earnings at our properties will occur, or be sustained, or that any losses will not increase for these or any other reasons.

Recent Developments. In addition to the recent trends described above, we expect that a number of recent events will cause our future results of operations to differ from our historical performance. For a discussion of these recent events, see “Item 1 — Business — 2012 and Other Recent Transactions and Developments.”

Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011

The following table presents our operating results for the years ended December 31, 2012 and 2011, including the amount and percentage change in these results between the two periods. The consolidated operating results for the year ended December 31, 2012 are comparable to the consolidated operating results for the year ended December 31, 2011, with the exception of the sales of Mondrian Los Angeles on May 3, 2011, and Royalton and Morgans, on May 23, 2011, the transfer of Hard Rock and termination of our management on March 1, 2011, the opening of Mondrian SoHo in February 2011, the completion of the CGM Transaction in June 2011 resulting in our full ownership of certain food and beverage operations previously owned through a 50/50 joint venture, termination of our management of the San Juan Water and Beach Club effective July 13, 2011, the sale of our 50% ownership interest in Sanderson and St Martins Lane in November 2011, the acquisition of TLG in November 2011, and the opening of Delano Marrakech in September 2012. The consolidated operating results are as follows:

	2012	2011	Changes ($)	Changes (%)
	(Dollars in thousands)
Revenues:
Rooms	$102,546	$120,351	$(17,805)	(14.8)%
Food and beverage	57,496	66,253	(8,757)	(13.2)
Other hotel	5,046	6,440	(1,394)	(21.6)

Total hotel revenues	165,088	193,044	(27,956)	(14.5)
Management fee-related parties and other income	24,831	14,288	10,543	73.8

Total revenues	189,919	207,332	(17,413)	(8.4)

Operating Costs and Expenses:
Rooms	31,973	37,626	(5,653)	(15.0)
Food and beverage	47,011	55,466	(8,455)	(15.2)
Other departmental	3,595	4,069	(474)	(11.6)
Hotel selling, general and administrative	37,055	43,629	(6,574)	(15.1)
Property taxes, insurance and other	15,819	16,475	(656)	(4.0)

Total hotel operating expenses	135,453	157,265	(21,812)	(13.9)
Corporate expenses, including stock compensation	32,217	34,563	(2,346)	(6.8)
Depreciation and amortization	23,977	22,219	1,758	7.9
Restructuring and disposal costs	6,851	8,575	(1,724)	(20.1)
Development costs	5,783	5,716	67	1.2

Total operating costs and expenses	204,281	228,338	(24,057)	(10.5)

Operating loss	(14,362)	(21,006)	6,644	(31.6)
Interest expense, net	38,998	35,514	3,484	9.8
Equity in loss of unconsolidated joint venture	6,436	29,539	(23,103)	(78.2)
Gain on asset sales	(7,989)	(3,178)	(4,811)	(1)
Other non-operating expenses	3,908	4,632	(724)	(15.6)

Loss before income tax expense	(55,715)	(87,513)	31,798	(36.3)
Income tax expense	776	929	(153)	(16.5)

Net loss from continuing operations	(56,491)	(88,442)	31,951	(36.1)
Income from discontinued operations, net of tax	—	485	(485)	(100.0)

Net loss	(56,491)	(87,957)	31,466	(35.8)
Net loss attributable to non controlling interest	804	2,554	(1,750)	(68.5)

Net loss attributable to Morgans Hotel Group Co.	(55,687)	(85,403)	29,716	(34.8)
Preferred stock dividends and accretion	(11,124)	(9,938)	(1,186)	11.9

Net loss attributable to common stockholders	$(66,811)	$(95,341)	$28,530	(29.9)%

(1)	Not meaningful.

Total Hotel Revenues. Total hotel revenues decreased 14.5% to $165.1 million for the year ended December 31, 2012 compared to $193.0 million for the year ended December 31, 2011. This decrease was primarily due to the sale in May 2011 of three hotels we previously owned and the impact of renovations at Hudson and Delano South Beach, discussed further below.

The components of RevPAR from our Owned Hotels, which consisted, as of December 31, 2012, of Hudson, Delano South Beach and Clift, for the years ended December 31, 2012 and 2011 are summarized as follows:

	Year Ended
	December 31, 2012	December 31, 2011	Change ($)	Change (%)
Occupancy	74.6%	82.4%	—	(9.5)%
ADR	$268	$250	$18	7.2%
RevPAR	$200	$206	$(6)	(3.0)%

RevPAR from our Owned Hotels decreased 3.0% to $200 for the year ended December 31, 2012 compared to $206 for the year ended December 31, 2011. During the year ended December 31, 2012, Delano South Beach was under renovation for the first two months of the year, and Hudson was under a significant renovation for the entire year, which negatively impacted the operating results at these hotels.

Rooms revenue decreased 14.8% to $102.5 million for the year ended December 31, 2012 compared to $120.4 million for the year ended December 31, 2011. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results of these three hotels during all periods presented, our Owned Hotels rooms revenue decreased 2.6%, consistent with the decrease in RevPAR which was primarily attributable to the renovations at Delano South Beach and Hudson.

Food and beverage revenue decreased 13.2% to $57.5 million for the year ended December 31, 2012 compared to $66.3 million for the year ended December 31, 2011. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned and the corresponding loss of food and beverage revenue from certain of the food and beverage venues at those hotels, as well as the closure of the restaurant and primary bar at Hudson in July 2012 for a re-concepting and renovation. The new restaurant at Hudson, Hudson Commons, opened in February 2013. Additionally, the decrease in food and beverage revenue was due to the transfer of ownership of the restaurant at Mondrian Los Angeles and Morgans to the respective hotel owners in August 2011 and February 2012, respectively. Slightly offsetting this decrease were increases following the CGM Transaction, in which we purchased the remaining 50% interest from our joint venture partner in certain food and beverage operations at several of our hotels, and the consolidation of previously unconsolidated food and beverage operations at our London hotels.

Other hotel revenue decreased 21.6% to $5.0 million for the year ended December 31, 2012 compared to $6.4 million for the year ended December 31, 2011. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results for these three hotels during all periods presented, our Owned Hotels other hotel revenue decreased 6.9%. This trend is consistent with the decrease in rooms revenue noted above, although the decrease in other hotel revenue was further impacted by the elimination, effective January 2012, of minibars at Hudson and the elimination of an internet connectivity fee charged to guests at Delano, effective February 2012.

Management Fee—Related Parties and Other Income. Management fee—related parties and other income increased by 73.8% to $24.8 million for the year ended December 31, 2012 compared to $14.3 million for the year ended December 31, 2011. This increase was primarily due to management fees earned through our contracts with various MGM affiliates acquired as part of our acquisition of TLG in November 2011.

Operating Costs and Expenses

Rooms expense decreased 15.0% to $32.0 million for the year ended December 31, 2012 compared to $37.6 million for the year ended December 31, 2011. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results of these three hotels during all periods presented, our Owned Hotels rooms expense decreased 0.6% primarily as a result of rooms out of service during the Hudson renovation work in 2012.

Food and beverage expense decreased 15.2% to $47.0 million for the year ended December 31, 2012 compared to $55.5 million for the year ended December 31, 2011. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned and the closure of the restaurant and primary bar at Hudson in July 2012 for re-concepting and renovation. Partially offsetting this decrease were increases following the CGM Transaction and the consolidation of previously unconsolidated food and beverage operations at our London hotels.

Other departmental expense decreased 11.6% to $3.6 million for the year ended December 31, 2012 compared to $4.1 million for the year ended December 31, 2011. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results for these three hotels during all periods presented, other departmental expense at our Owned Hotels decreased 0.8%.

Hotel selling, general and administrative expense decreased 15.1% to $37.1 million for the year ended December 31, 2012 compared to $43.6 million for the year ended December 31, 2011. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results of these hotels during all periods presented, our Owned Hotels selling, general and administrative expense decreased by 2.5% primarily as a result of the Hudson renovation which experienced decreased heat, light and power and credit card commissions as a result of decreased occupancy due to rooms being closed during renovation.

Property taxes, insurance and other expense decreased 4.0% to $15.8 million for the year ended December 31, 2012 compared to $16.4 million for the year ended December 31, 2011. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results of these hotels during all periods presented, our Owned Hotels property taxes, insurance and other expense increased by 7.0% primarily as a result of the scheduled reduction in incentive tax credits at Hudson, which expired June 30, 2012, impacting the year ended December 31, 2012.

Corporate expenses, including stock compensation decreased 6.8% to $32.2 million for the year ended December 31, 2012 compared to $34.6 million for the year ended December 31, 2011. This decrease was primarily due to increased stock compensation expense recognized during the year ended December 31, 2011 due to the accelerated vesting of unvested equity awards granted to our former Chief Executive Officer and our former President in connection with their separation from us in March 2011.

Depreciation and amortization increased 7.9% to $24.0 million for the year ended December 31, 2012 compared to $22.2 million for the year ended December 31, 2011. This increase was primarily due to the depreciation related to the completed renovations at Delano South Beach and Hudson. The increase was offset by a decrease in depreciation and amortization due to the impact of the sale in May 2011 of three hotels we previously owned.

Restructuring and disposal costs decreased 20.1% to $6.9 million for the year ended December 31, 2012 compared to $8.6 million for the year ended December 31, 2011. This decrease was primarily due to severance costs incurred during the year ended December 31, 2011, as we made changes to our senior management team, and other executives and key employees.

Development costs increased 1.2% to $5.8 million for the year ended December 31, 2012 compared to $5.7 million for the year ended December 31, 2011. This slight increase was primarily due to increased pre-opening expenses incurred during 2012 related to the re-launch of the renovated food and beverage venues at Delano South Beach and the guestrooms at Hudson.

Interest expense, net increased 9.8% to $39.0 million for the year ended December 31, 2012 compared to $35.5 million for the year ended December 31, 2011. This increase was primarily due to the refinancing of the Hudson mortgage debt in November 2012, which resulted in a prepayment fee, and an increase in interest expense related to the TLG promissory notes, which were issued in November 2011.

Equity in loss of unconsolidated joint ventures resulted in a loss of $6.4 million for the year ended December 31, 2012 compared to a loss of $29.5 million for the year ended December 31, 2011. During March 2011 we recognized $6.4 million in expenses related to the Hard Rock settlement, described in note 5 to our consolidated financial statements, for which there was no comparable loss recorded during the same period in 2012. Additionally, in September 2011, we recorded an impairment loss of $10.6 million on our investment in Ames. We no longer record our share of equity in earnings or losses on a majority of our unconsolidated joint ventures, as we have written our investment balances down to zero due to impairment.

The components of RevPAR for the years ended December 31, 2012 and 2011 from our Joint Venture Comparable Hotels, which includes Shore Club, Mondrian South Beach and Ames, but excludes Hard Rock, which we managed until March 1, 2011, Mondrian SoHo, which opened in February 2011, San Juan Water and Beach Club in Isla Verde, Puerto Rico, which we managed until July 13, 2011, Sanderson and St Martins Lane, in which we sold our ownership interest in November 2011, and Delano Marrakech, which we began managing in September 2012, are summarized as follows:

	Year Ended
	December 31, 2012	December 31, 2011	Change ($)	Change (%)
Occupancy	68.0%	65.3%	—	4.2%
ADR	$272	$262	$10	3.8%
RevPAR	$185	$171	$14	8.2%

Gain on asset sales resulted in income of $8.0 million for the year ended December 31, 2012 compared to $3.2 million for the year ended December 31, 2011. This income was related to the recognition of gains we recorded on the sales of Royalton, Morgans and Mondrian Los Angeles, all of which occurred in May 2011, and our 50% ownership in the entity that owned Sanderson and St Martins Lane, which occurred in November 2011. As we have significant continuing involvement with these hotels through long-term management agreements, the gains on sales are deferred and recognized over the initial term of the related management agreements.

Other non-operating expenses decreased 15.6% to $3.9 million for the year ended December 31, 2012 as compared to $4.6 million for the year ended December 31, 2011. This decrease was primarily the result of decreased litigation and settlement costs slightly offset by an increase in fair value of the TLG promissory notes, discussed in note 7 to our consolidated financial statements.

Income tax expense was relatively flat for the year ended December 31, 2012 as compared to the year ended December 31, 2011.

Income from discontinued operations, net of tax resulted in income of $0.5 million for the year ended December 31, 2011, for which there was no comparable income recorded during the year ended December 31, 2012. The income recorded in 2011 relates to the transfer of our ownership interests in January 2011 of the property across the street from Delano South Beach to a third party.

Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010

The following table presents our operating results for the years ended December 31, 2011 and 2010, including the amount and percentage change in these results between the two periods. The consolidated operating results for the year ended December 31, 2011 are comparable to the consolidated operating results for the year ended December 31, 2010, with the exception of the sales of Mondrian Los Angeles on May 3, 2011, and Royalton and Morgans on May 23, 2011, the transfer of Hard Rock and termination of our management on March 1, 2011, the opening of Mondrian SoHo in February 2011, the completion of the CGM Transaction in June 2011 resulting in our full ownership of certain food and beverage operations previously owned through a 50/50 joint venture, termination of our management of the San Juan Water and Beach Club effective July 13, 2011, the sale of our 50% ownership interest in Sanderson and St Martins Lane in November 2011, and the acquisition of TLG in November 2011. The consolidated operating results are as follows:

	2011	2010	Changes ($)	Changes (%)
	(Dollars in thousands)
Revenues:
Rooms	$120,351	$139,268	$(18,917)	(13.6)%
Food and beverage	66,253	69,451	(3,198)	(4.6)
Other hotel	6,440	9,313	(2,873)	(30.8)

Total hotel revenues	193,044	218,032	(24,988)	(11.5)
Management fee-related parties and other income	14,288	18,338	(4,050)	(22.1)

Total revenues	207,332	236,370	(29,038)	(12.3)

Operating Costs and Expenses:
Rooms	37,626	42,620	(4,994)	(11.7)
Food and beverage	55,466	58,227	(2,761)	(4.7)
Other departmental	4,069	5,304	(1,235)	(23.3)
Hotel selling, general and administrative	43,629	48,216	(4,587)	(9.5)
Property taxes, insurance and other	16,475	16,233	242	1.5

Total hotel operating expenses	157,265	170,600	(13,335)	(7.8)
Corporate expenses, including stock compensation	34,563	34,538	25	0.0
Depreciation and amortization	22,219	32,158	(9,939)	(30.9)
Restructuring and disposal costs	8,575	1,199	7,376	(1)
Development costs	5,716	2,717	2,999	(1)
Impairment loss on receivables from unconsolidated joint ventures	—	5,549	(5,549)	(1)

Total operating costs and expenses	228,338	246,761	(18,423)	(7.5)

Operating loss	(21,006)	(10,391)	(10,615)	(1)
Interest expense, net	35,514	41,346	(5,832)	(14.1)
Equity in loss of unconsolidated joint venture	29,539	16,203	13,336	82.3
Gain on asset sales	(3,178)	—	(3,178)	(1)
Other non-operating expenses	4,632	32,712	(28,080)	(85.8)

Loss before income tax expense (benefit)	(87,513)	(100,652)	13,139	(13.1)
Income tax expense (benefit)	929	(736)	1,665	(1)

Net loss from continuing operations	(88,442)	(99,916)	11,474	(11.5)
Income from discontinued operations, net of tax	485	16,268	(15,783)	(97.0)

Net loss	(87,957)	(83,648)	(4,309)	5.2
Net loss attributable to non controlling interest	2,554	2,239	315	14.1

Net loss attributable to Morgans Hotel Group Co.	(85,403)	(81,409)	(3,994)	4.9
Preferred stock dividends and accretion	(9,938)	(8,554)	(1,384)	16.2

Net loss attributable to common stockholders	$(95,341)	$(89,963)	$(5,378)	6.0%

(1)	Not meaningful.

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

RevPAR from our Owned Hotels increased 7.6% to $206 for the year ended December 31, 2011 compared to $192 for the year ended December 31, 2010. Delano South Beach and Hudson were under renovation beginning in the third and fourth quarters of 2011, respectively, and continuing into early 2012 for Delano South Beach and throughout 2012 for Hudson, which impacted operating results at these hotels.

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

Management Fee-Related Parties and Other Income. Management fee and other income decreased by 22.1% to $14.3 million for the year ended December 31, 2011 compared to $18.3 million for the year ended December 31, 2010. This decrease was primarily attributable to the termination of our management agreement at Hard Rock effective March 1, 2011 in connection with the Hard Rock settlement, as discussed further in note 5 to our consolidated financial statements.

Operating Costs and Expenses

Rooms expense decreased 11.7% to $37.6 million for the year ended December 31, 2011 compared to $42.6 million for the year ended December 31, 2010. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the operating results of these three hotels during all periods presented, our Owned Hotels rooms expense increased 11.0% primarily as a result of an increase at Hudson related to the rooms’ renewal project in preparation for the hotel’s renovation and increased travel agent commissions as more rooms were sold through commissionable channels than in the prior year.

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

Depreciation and amortization decreased 30.9% to $22.2 million for the year ended December 31, 2011 compared to $32.2 million for the year ended December 31, 2010. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned. Excluding the results of these three hotels during all periods presented, our Owned Hotels depreciation and amortization was relatively flat in 2011 as compared to 2010.

Restructuring and disposal costs increased to $8.6 million for the year ended December 31, 2011 compared to $1.2 million for the year ended December 31, 2010. The increase in expense was primarily due to severance costs related to employee and executive restructurings incurred during the year ended December 31, 2011, for which there were no comparable costs incurred during the year ended December 31, 2010.

Development costs increased to $5.7 million for the year ended December 31, 2011 compared to $2.7 million for the year ended December 31, 2010. The increase in expense was primarily due to increased transaction costs and internal development payroll costs, both as a result of our expansion efforts that increased in 2011 as compared to 2010.

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

Equity in loss of unconsolidated joint ventures increased to $29.5 million for the year ended December 31, 2011 compared to $16.2 million for the year ended December 31, 2010. During September 2011, we recognized a $10.6 million impairment loss on our investment in Ames, in March 2011 we recognized additional impairment losses and expenses related to the Hard Rock settlement, described in the notes to our consolidated financial statements, and throughout 2011, we have recognized approximately $4.0 million in impairment losses on our investment in Mondrian SoHo.

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

Other non-operating expense decreased 85.8% to $4.6 million for the year ended December 31, 2011 as compared to $32.7 million for the year ended December 31, 2010. The decrease was primarily due to a change in accounting for warrants issued to the Yucaipa Investors in connection with the Series A preferred securities. During the year ended December 31, 2010, we recorded $28.7 million of expense related to these warrants for which there was no similar expense recorded during the year ended December 31, 2011. For further discussion, see note 11 of our consolidated financial statements.

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

Income from discontinued operations, net of tax resulted in income of $0.5 million for the year ended December 31, 2011 compared to income of $16.3 million for the year ended December 31, 2010. The income recorded in 2011 relates to the transfer of our ownership interests in the property across the street from Delano South Beach to a third party. The income recorded in 2010 was primarily the result of the gain recognized on disposal of Mondrian Scottsdale in March 2010.

Liquidity and Capital Resources

As of December 31, 2012, we had approximately $5.8 million in cash and cash equivalents, and the amount of borrowings available under our revolving credit facility was $57.9, net of $19.0 million of outstanding borrowings and $10.0 million of posted letters of credit. As of December 31, 2012, total restricted cash held pursuant to certain debt or lease requirements was $21.2 million.

We intend to utilize our liquidity to repay outstanding debt and to fund growth and development efforts, renovations from time to time at existing Owned Hotels and Owned F&B Operations, infrastructure improvements, and for general corporate purposes.

We have both short-term and long-term liquidity requirements as described in more detail below.

Liquidity Requirements

Short-Term Liquidity Requirements. We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred by us or our consolidated subsidiaries within the next 12 months and believe those requirements currently consist primarily of funds necessary to pay operating expenses and other expenditures directly associated with our properties, including the funding of our reserve accounts, capital commitments associated with certain of our development projects and existing hotels, and the completion of our SRO guestroom conversions and food and beverage renovations at Hudson.

We are obligated to maintain reserve funds for capital expenditures at our Owned Hotels as determined pursuant to our debt or lease agreements related to such hotels, with the exception of Delano South Beach. Our Joint Venture Hotels and our Managed Hotels generally are subject to similar obligations under our management agreements or under debt agreements related to such hotels. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. Such agreements typically require us to reserve funds at amounts equal to 4% of the hotel’s revenues and require the funds to be set aside in restricted cash. Included in restricted cash as of December 31, 2012 was $1.5 million for the completion of the Hudson SRO units and $1.4 million for the completion of Hudson Commons, the new restaurant at Hudson, all of which was released to us in February 2013.

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

At Hudson, we spent most of 2012 renovating all the guest rooms and converting SRO units into new guest rooms. The renovation was completed in September 2012. We also converted 32 SRO units into guest rooms. 26 SRO units were converted in 2012 and 6 were converted in January 2013, at an estimated cost of approximately $150,000 per room, bringing the total number of guest rooms at Hudson to 866 as of January 31, 2013. In November 2012, we launched Hudson Lodge, a winter pop-up venue at the hotel’s private park. Additionally, in February 2013, we opened a new restaurant at Hudson, Hudson Commons, which is a modern-day beer hall and burger joint featuring a wide selection of local craft beers, inventive preparations of classic American fare, and soda shop-inspired specialty cocktails. Through December 31, 2012, we have spent approximately $27.7 million on room, corridor and restaurant renovations and anticipate spending an additional approximately $4 million to complete these projects at Hudson in 2013.

The Hudson 2012 Mortgage Loan, discussed further below in “—Debt”, matures on February 9, 2014. We have one, one-year extension option that will permit us to extend the maturity date of the Hudson 2012 Mortgage Loan to February 9, 2015, if certain conditions are satisfied at the extension date. The extension option requires, among other things, the borrowers to deliver a business plan and budget for the extension term reasonably satisfactory to the lender, maintain a loan to value ratio prior to the initial maturity date of not greater than 50%, and the payment of an extension fee in an amount equal to 0.50% of the then outstanding principal amount under the Hudson 2012 Mortgage Loan. We may prepay the loan in an amount necessary to achieve the loan to value ratio.

In addition to reserve funds for capital expenditures, our Owned Hotels debt and lease agreements also require us to deposit cash into escrow accounts for taxes, insurance and debt service or lease payments.

Long-Term Liquidity Requirements. We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred by us or our consolidated subsidiaries beyond the next 12 months and believe these requirements consist primarily of funds necessary to pay scheduled debt maturities, renovations at our Owned Hotel and Owned F&B Operations and other non-recurring capital expenditures that need to be made periodically with respect to our properties, the costs associated with acquisitions and development of properties under contract, and new acquisitions and development projects that we may pursue.

Our Convertible Notes, with a face value of $172.5 million, mature on October 15, 2014 unless repurchased by us or converted in accordance with their terms prior to such date. The Yucaipa Investors own $88.0 million of the Convertible Notes.

Our Series A preferred securities, discussed further below in “—Debt”, have an 8% dividend rate until October 15, 2014, a 10% dividend rate from October 15, 2014 to October 15, 2016, and a 20% dividend rate thereafter. The cumulative unpaid dividends also have a dividend rate equal to the then applicable dividend rate on the Series A preferred securities. We have the option to accrue any and all dividend payments, and as of December 31, 2012, have not declared any dividends. As of December 31, 2012, we have undeclared dividends of approximately $22.1 million. We have the option to redeem any or all of the Series A preferred securities at any time.

Other long-term liquidity requirements include our obligations under our Delano Credit Facility, which expires in July 2014, our TLG promissory notes, which mature in November 2015, our trust preferred securities, which mature in October 2036, and the Clift lease, each as described under “—Debt.” Additionally, as part of our acquisition of TLG, each of Messrs. Sasson and Masi received the right to require Morgans Group to purchase his 5% equity interest in TLG at any time after November 30, 2014 at a purchase price equal to his percentage equity ownership interest multiplied by the product of seven times the Non-Morgans EBITDA, as defined below in “—Debt,” for the preceding 12 months, subject to certain adjustments (the “Sasson-Masi Put Options”). The aggregate purchase price for the Sasson-Masi Put Options, which become exercisable in December 2014, would have been an estimated $6.0 million based on the contractual formula applied as of December 31, 2012.

We anticipate we will need to renovate Clift in the next few years, which will require additional capital that we expect to fund from the sources described below.

Additionally, as our new managed hotels are developed, to the extent we have committed to contribute key money, equity or debt, these amounts will generally come due prior to the hotel opening. As of December 31, 2012, our long-term key money commitments were approximately $32.0 million and our potential funding under cash flow guarantees at operating hotels and hotels under development at the maximum amount under the applicable contracts, but excluding contracts where the maximum cannot be determined, was $33.6 million. As of December 31, 2012, we did not have any equity or debt financing commitments. In December 2012, we agreed to allow the owners of Hudson London to extend their option period for converting an approximately $17.6 million cash flow guarantee, which would become effective once the hotel is opened, into a key money obligation of approximately $9.6 million. In the event the owners exercise such conversion option, the key money obligation could become due as early as 2013 once the owners finalize the capital plan.

Financing for some of our development projects has not yet been identified. Given the uncertain economic environment and continuing challenging conditions in the credit markets, these and other projects may not be able to obtain adequate project financing in a timely manner or at all. If adequate project financing is not obtained, these projects may need to be limited in scope, deferred or cancelled altogether, and to the extent we have previously funded key money, equity or debt on a cancelled project, we may be unable to recover the amounts funded.

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

As of December 31, 2012, we had approximately $282.6 million of remaining Federal tax net operating loss carryforwards to offset future income, including gains on future asset sales. We have begun a sales process for Delano South Beach and intend to use the proceeds from any sale for debt reduction, growth and general working capital purposes. In addition, we believe we have significant value available to us in Hudson, as we consider upcoming maturities of debt starting in 2014.

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

Mondrian South Beach Mortgage and Mezzanine Agreements. As of December 31, 2012, the joint venture’s outstanding nonrecourse mortgage debt was $43.6 million and mezzanine debt was $28.0 million. The joint venture also has an additional $28.0 million of mezzanine debt owed to affiliates of the joint venture partners. The lender’s nonrecourse mortgage loan and mezzanine loan related to Mondrian South Beach matured on August 1, 2009. In April 2010, the Mondrian South Beach ownership joint venture amended the nonrecourse financing and mezzanine loan agreements secured by Mondrian South Beach and extended the maturity date for up to seven years through extension options until April 2017, subject to certain conditions.

Morgans Group and affiliates of our joint venture partner have agreed to provide standard nonrecourse carve-out guaranties and provide certain limited indemnifications for the Mondrian South Beach mortgage and mezzanine loans. In the event of a default, the lenders’ recourse is generally limited to the mortgaged property or related equity interests, subject to standard nonrecourse carve-out guaranties for “bad boy” type acts. Morgans Group and affiliates of our joint venture partner also agreed to guaranty the joint venture’s obligation to reimburse certain expenses incurred by the lenders and indemnify the lenders in the event such lenders incur liability in connection with certain third-party actions. Morgans Group and affiliates of our joint venture partner have also guaranteed the joint venture’s liability for the unpaid principal amount of any seller financing note provided for condominium sales if such financing or related mortgage lien is found unenforceable, provided they shall not have any liability if the seller financed unit becomes subject again to the lien of the lender mortgage or title to the seller financed unit is otherwise transferred to the lender or if such seller financing note is repurchased by Morgans Group and/or affiliates of our joint venture at the full amount of unpaid principal balance of such seller financing note. In addition, although construction is complete and Mondrian South Beach opened on December 1, 2008, Morgans Group and affiliates of our joint venture partner may have continuing obligations under construction completion guaranties until all outstanding payables due to construction vendors are paid. As of December 31, 2012, there are remaining payables outstanding to vendors of approximately $0.7 million. Pursuant to a letter agreement with the lenders for the Mondrian South Beach loan, the joint venture agreed that these payables, many of which are currently contested or under dispute, will not be paid from operating funds but only from tax abatements and settlements of certain lawsuits. In the event funds from tax abatements and settlements of lawsuits are insufficient to repay these amounts in a timely manner, we and our joint venture partner are required to fund the shortfall amounts.

We and affiliates of our joint venture partner also have each agreed to purchase approximately $14 million of condominium units under certain conditions, including an event of default. In the event of a default under the lender’s mortgage or mezzanine loan, the joint venture partners are each obligated to purchase selected condominium units, at agreed-upon sales prices, having aggregate sales prices equal to 1/2 of the lesser of $28.0 million, which is the face amount outstanding on the lender’s mezzanine loan, or the then outstanding principal balance of the lender’s mezzanine loan. The joint venture is not currently in an event of default under the mortgage or mezzanine loan. We have not recognized a liability related to the construction completion or the condominium purchase guarantees.

Mondrian SoHo. As of December 31, 2012, the Mondrian SoHo joint venture’s outstanding mortgage debt secured by the hotel was $196.0 million, excluding $21.7 million of deferred interest. The loan matured on November 15, 2012. In January 2013, the lender initiated foreclosure proceedings seeking, among other things, the ability to sell the property free and clear of our management agreement. In February 2013, the owner of Mondrian SoHo, a joint venture in which Morgans Group owns a 20% equity interest, gave notice purporting to terminate our subsidiary as manager of the hotel. It also filed a lawsuit against us seeking termination of the management agreement. We intend to vigorously defend our rights to continue managing the property under our management agreement and related agreements, but we cannot assure you that we will be successful.

Additionally, due to the substantial level of debt on Mondrian SoHo, and related required interest payments, there have been and may continue to be cash shortfalls from the operations of the hotel from time to time which have required additional fundings by us and our joint venture partner. In 2012, we funded approximately $1.0 million in cash shortfalls at Mondrian SoHo, which were treated in part as additional capital contributions and in part as loans from our management company subsidiary. Management subsequently deemed such amounts uncollectible as of December 31, 2012 and recorded an impairment charge through equity in loss of unconsolidated joint ventures. We do not intend to commit significant additional monies toward the repayment of the loan or the funding of operating deficits.

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

Ames. As of December 31, 2012, the Ames joint venture’s outstanding mortgage debt secured by the hotel was $45.1 million. Due to the level of debt on Ames, the joint venture has not been able to refinance the debt at maturity or to fully fund its operating expenses and its debt service on Ames solely from its revenues from time to time. This mortgage debt secured by Ames matured on October 9, 2012 and the mortgage lender has served the joint venture with a notice of event of default stating that the $46.5 million nonrecourse mortgage refinancing on the property was not repaid when it matured. The joint venture is reviewing its options and is pursuing discussions with the lenders, which include discussions regarding amending the termination rights under our management agreement. We do not intend to commit significant monies toward the repayment of the joint venture loan or the funding of operating deficits.

At the time of development of the hotel, it qualified for federal and state historic rehabilitation tax credits which were sold for approximately $16.9 million. In the event of foreclosure and certain other transfers, we are jointly and severally liable for certain federal historic tax credit recapture liabilities. These liabilities reduce over time, but as of December 31, 2012, were estimated at approximately $10.6 million, of which our pro rata share is $3.3 million.

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

Potential Litigation. We may have potential liability in connection with certain claims by a designer for which we have accrued $13.9 million as of December 31, 2012, as discussed in note 6 of our consolidated financial statements.

Other Possible Uses of Capital. As we pursue our growth strategy, we may continue to invest in new management agreements through key money, equity or debt investments and cash flow guarantees. To fund any such future investments, we may from time to time pursue various potential financing opportunities available to us.

We have a number of additional development projects signed or under consideration, some of which may require equity investments, key money or credit support from us. In addition, through certain cash flow guarantees, we may have potential future fundings for operating hotels and hotels under development, as discussed in note 8 of our consolidated financial statements.

Comparison of Cash Flows for the Year Ended December 31, 2012 to December 31, 2011

Operating Activities. Net cash used in operating activities was $39.5 million for the year ended December 31, 2012 as compared to net cash provided by operating activities of $9.8 million for the year ended December 31, 2011. This increase in cash used was primarily due to a decline in operating results at Hudson, an Owned Hotel, which was under renovation beginning in late 2011 and continuing throughout the year ended December 31, 2012.

Investing Activities. Net cash used in investing activities amounted to $61.1 million for the year ended December 31, 2012 as compared to net cash provided by investing activities of $264.3 million for the year ended December 31, 2011. The change was primarily related to the net proceeds we received from the sale of Mondrian Los Angeles, Royalton and Morgans during May 2011 and net proceeds received from our 50.0% ownership interest in the entity that owned Sanderson and St Martins Lane, which we sold in November 2011, for which there are no comparable sales in 2012. Slightly offsetting these proceeds was the purchase of joint venture interests in certain food and beverage entities in CGM in June 2011. Cash used in investing activities for the year ended December 31, 2012 were related to renovation costs incurred at Delano South Beach and Hudson, two of our Owned Hotels, which were under renovation during the year ended December 31, 2012, our acquisition in August 2012 of the leasehold interests in three restaurants at Mandalay Bay in Las Vegas, and our key money investments in Delano Moscow and Delano Marrakech, both in 2012.

Financing Activities. Net cash provided by financing activities amounted to $77.6 million for the year ended December 31, 2012 as compared to net cash used in financing activities of $250.4 million for the year ended December 31, 2011. This change is primarily due to the repayment of debt associated with the three hotels we sold during May 2011, for which there was no comparable transaction during 2012. The cash provided by financing during the year ended December 31, 2012 was primarily due to increased borrowings under our revolving credit facility to fund our Owned Hotels renovations and investments in hotels under development as well as the Hudson mortgage refinancing, discussed below in “—Debt.”

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

On October 1, 2010, Hudson Holdings entered into a modification agreement of the mortgage, together with promissory notes and other related security agreements, with Bank of America, N.A., as trustee, for the lenders (the “Amended Hudson Mortgage”). This modification agreement and related agreements extended the mortgage until October 15, 2011. In connection with the Amended Hudson Mortgage, on October 1, 2010, Hudson Holdings paid down a total of $16.0 million on its outstanding loan balances.

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

On December 7, 2011, we entered into a technical amendment with the Primary Lender whereby the Hudson 2011 Mortgage Loan is subject to an interest rate of 30-day LIBOR (with a minimum of 1.0%) plus 5.0%, at the Primary Lender’s option. At November 14, 2012, when the loan was terminated, $28.0 million of the Hudson 2011 Mortgage Loan bore interest at a reserve adjusted blended rate of 30-day LIBOR (with a minimum of 1.0%) plus 4.0%. The remaining $87.0 million of the Hudson 2011 Mortgage Loan which was sold to the Securitized Lenders bore interest at a reserve adjusted blended rate of 30-day LIBOR (with a minimum of 1.0%) plus 5.0%.

On November 14, 2012, certain of our subsidiaries entered into a new mortgage financing with UBS Real Estate Securities Inc., as lender, consisting of a $180.0 million nonrecourse mortgage loan, secured by Hudson, that was fully-funded at closing (the “Hudson 2012 Mortgage Loan”). The net proceeds from the Hudson 2012 Mortgage Loan were applied to (1) repay $115 million of outstanding mortgage debt under the 2011 Hudson Mortgage Loan and related fees, (2) repay $36.0 million of indebtedness under our revolving credit facility, and (3) fund reserves required under the Hudson 2012 Mortgage Loan, with the remainder available for general corporate purposes.

The Hudson 2012 Mortgage Loan bears interest at a reserve adjusted blended rate of 30-day LIBOR (with a minimum of 0.50%) plus 840 basis points. We maintain an interest rate cap for the amount of the Hudson 2012 Mortgage Loan that will cap the LIBOR rate on the debt under the Hudson 2012 Mortgage Loan at approximately 2.5% through the maturity date.

The Hudson 2012 Mortgage Loan matures on February 9, 2014. We have one, one-year extension option that will permit us to extend the maturity date of the Hudson 2012 Mortgage Loan to February 9, 2015, if certain conditions are satisfied at the extension date. The extension option requires, among other things, the borrowers to deliver a business plan and budget for the extension term reasonably satisfactory to the lender, maintain a loan to value ratio prior to the initial maturity date of not greater than 50%, and the payment of an extension fee in an amount equal to 0.50% of the then outstanding principal amount under the Hudson 2012 Mortgage Loan. We may prepay the loan in an amount necessary to achieve the loan to value ratio.

The Hudson 2012 Mortgage Loan may be prepaid at any time, in whole or in part, subject to payment of a prepayment penalty for any prepayment prior to November 9, 2013. There is no prepayment premium after November 9, 2013.

The Hudson 2012 Mortgage Loan contains restrictions on the ability of the borrowers to incur additional debt or liens on their assets and on the transfer of direct or indirect interests in Hudson and the owner of Hudson and other affirmative and negative covenants and events of default customary for single asset mortgage loans. The Hudson 2012 Mortgage Loan is nonrecourse to our subsidiaries that are the borrowers under the loan, except pursuant to certain nonrecourse carve-outs detailed therein. In addition, Morgans Group has provided a customary environmental indemnity and nonrecourse carveout guaranty under which it would have liability with respect to the Hudson 2012 Mortgage Loan if certain events occur with respect to the borrowers, including voluntary bankruptcy filings, collusive involuntary bankruptcy filings, changes to the Hudson ground lease, which we account for as a capital lease, as discussed below, without prior written consent of the lender, and violations of the restrictions on transfers, incurrence of additional debt, or encumbrances of the property of the borrowers. The nonrecourse carveout guaranty restricts Morgans Group from, among other things, (i) entering into any transaction with an affiliate which would reduce the net worth of Morgans Group (based on the estimated market value of its net assets), or (ii) selling, pledging or otherwise transferring any of Morgans Group’s assets or interests in such assets on terms materially less favorable than would be obtained in an arms-length transaction, at any time while a default in the payment of the guaranteed obligations is in effect.

Notes to a Subsidiary Trust Issuing Preferred Securities. In August 2006, we formed a trust, MHG Capital Trust I (the “Trust”), to issue $50.0 million of trust preferred securities in a private placement. The sole assets of the Trust consist of the trust notes due October 30, 2036 issued by Morgans Group and guaranteed by Morgans Hotel Group Co. The trust notes have a 30-year term, ending October 30, 2036, and bear interest at a fixed rate of 8.68% until October 2016, and thereafter will bear interest at a floating rate based on the three-month LIBOR plus 3.25%. These securities are redeemable by the Trust at par.

Clift. We lease Clift under a 99-year nonrecourse lease agreement expiring in 2103. The lease is accounted for as a financing with a liability balance of $89.1 million at December 31, 2012.

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

On September 17, 2010, we and our subsidiaries entered into a settlement and release agreement with the lessors under the Clift ground lease which, among other things, effectively provided for the settlement of all outstanding litigation claims and disputes among the parties relating to defaulted lease payments due with respect to the ground lease for the Clift hotel and reduced the lease payments due to the lessors for the period March 1, 2010 through February 29, 2012. Effective March 1, 2012, the annual rent reverted to the rent stated in the lease agreement, which provides for base annual rent of approximately $6.0 million per year through October 2014. Thereafter, the base rent increases at 5-year intervals by a formula tied to increases in the Consumer Price Index, with a maximum increase of 40% and a minimum increase of 20% at October 2014, and a maximum increase of 20% and a minimum increase of 10% at each 5-year rent increase date thereafter. The lease is nonrecourse to us. Morgans Group also entered into a limited guaranty, whereby Morgans Group agreed to guarantee losses of up to $6 million suffered by the lessors in the event of certain “bad boy” type acts.

Convertible Notes. On October 17, 2007, we completed an offering of $172.5 million aggregate principal amount of our 2.375% Convertible Notes in a private offering, which included an additional issuance of $22.5 million in aggregate principal amount of Convertible Notes as a result of the initial purchasers’ exercise in full of their overallotment option. The Convertible Notes are senior subordinated unsecured obligations of Morgans Hotel Group Co. and are guaranteed on a senior subordinated basis by our operating company, Morgans Group. The Convertible Notes are convertible into shares of our common stock under certain circumstances and upon the occurrence of specified events. The Convertible Notes mature on October 15, 2014, unless repurchased by us or converted in accordance with their terms prior to such date.

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

This amended revolving credit facility provided for a maximum aggregate amount of commitments of $125.0 million, divided into two tranches, which were secured by mortgages on Morgans, Royalton and Delano South Beach, and bore interest at a fluctuating rate measured by reference to, at our election, either LIBOR (subject to a LIBOR floor of 1%) or a base rate, plus a borrowing margin. LIBOR loans have a borrowing margin of 3.75% per annum and base rate loans have a borrowing margin of 2.75% per annum.

On May 23, 2011, in connection with the sale of Royalton and Morgans, we used a portion of the sales proceeds to retire all outstanding debt under this amended revolving credit facility, which terminated upon the sale of any of the properties securing the facility.

Delano Credit Facility. On July 28, 2011, we and certain of our subsidiaries (collectively, the “Borrowers”), including Beach Hotel Associates LLC (the “Florida Borrower”), entered into a secured Credit Agreement (the “Delano Credit Facility”), with Deutsche Bank Securities Inc. as sole lead arranger, Deutsche Bank Trust Company Americas, as agent, and the lenders party thereto.

The Delano Credit Facility provides commitments for a $100 million revolving credit facility and includes a $15 million letter of credit sub-facility. The maximum amount of such commitments available at any time for borrowings and letters of credit is determined according to a borrowing base valuation equal to the lesser of (i) 55% of the appraised value of Delano South Beach (the “Florida Property”) and (ii) the adjusted net operating income for the Florida Property divided by 11%. Extensions of credit under the Delano Credit Facility are available for general corporate purposes. The commitments under the Delano Credit Facility may be increased by up to an additional $10 million during the first two years of the facility, subject to certain conditions, including obtaining commitments from any one or more lenders to provide such additional commitments. The commitments under the Delano Credit Facility terminate on July 28, 2014, at which time all outstanding amounts under the Delano Credit Facility will be due and payable. Our maximum availability under the Delano Credit Facility was $86.9 million as of December 31, 2012, of which $19.0 million of borrowings were outstanding and $10.0 million of letters of credit were posted.

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

The Borrowers’ ability to borrow under the Delano Credit Facility is subject to ongoing compliance by us and the Borrowers with various customary affirmative and negative covenants, including limitations on liens, indebtedness, issuance of certain types of equity, affiliated transactions, investments, distributions, mergers and asset sales. In addition, the Delano Credit Facility requires that we and the Borrowers maintain a fixed charge coverage ratio (consolidated EBITDA to consolidated fixed charges) of no less than (i) 1.05 to 1.00 at all times on or prior to June 30, 2012 and (ii) 1.10 to 1.00 at all times thereafter. As of December 31, 2012, we were in compliance with the fixed charge coverage ratio under the Delano Credit Facility and the fixed charge coverage ratio was 1.14x.

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

The maximum payment of $18.0 million is based on TLG achieving EBITDA of at least $18 million from non-Morgans business (the “Non-Morgans EBITDA”) during the 27-month period starting on January 1, 2012, with ratable reduction of the payment if less than $18 million of Non-Morgans EBITDA is earned. The payment is evidenced by two promissory notes held individually by Messrs. Sasson and Masi, which mature on the fourth anniversary of the closing date and may be voluntarily prepaid at any time. At either Messrs. Sasson’s or Masi’s options, the TLG Promissory Notes are payable in cash or in our common stock valued at $9.50 per share. Each of the TLG Promissory Notes earns interest at an annual rate of 8%, provided that if the notes are not paid or converted on or before November 30, 2014, the interest rate increases to 18%. The TLG Promissory Notes provide that 75% of the accrued interest is payable quarterly in cash and the remaining 25% accrues and is payable at maturity. Morgans Group has guaranteed payment of the TLG Promissory Notes and interest.

As of the issue date, the fair value of the TLG Promissory Notes was estimated at approximately $15.5 million utilizing a Monte Carlo simulation to estimate the probability of the performance conditions being satisfied. The Monte Carlo simulation used a statistical formula underlying the Black-Scholes and binomial formulas and such simulation was run approximately 100,000 times. For each simulation, the payoff is calculated at the settlement date, which is then discounted to the issue date at a risk-free interest rate. The average of the values over all simulations is the expected value on the issuance date. Assumptions used in the valuations included factors associated with the underlying performance of our stock price and total stockholder return over the term of the TLG Promissory Notes including total stockholder return, volatility and risk-free interest. The fair value of the TLG Promissory Notes was estimated as of the issue date using the following assumptions in the Monte-Carlo simulation: expected price volatility for our stock of 25%; a risk free rate of 0.4%; and no dividend payments over the measurement period.

As of December 31, 2012, the fair value of the TLG Promissory Notes was estimated at approximately $17.9 million using the following assumptions in the Monte-Carlo valuation: expected price volatility for our stock of 15%; a risk free rate of 0.2%; and no dividend payments over the measurement period.

Hudson Capital Leases. We lease two condominium units at Hudson which are reflected as capital leases with balances of $6.1 million at December 31, 2012. Currently annual lease payments total approximately $900,000 and are subject to increases in line with inflation. The leases expire in 2096 and 2098.

Restaurant Lease Note. In August 2012, we entered into an agreement with MGM to convert THEhotel to Delano Las Vegas, which will be managed by MGM pursuant to a 10-year licensing agreement, with two 5-year extensions at our option, subject to performance thresholds. In addition, we acquired the leasehold interests in three restaurants at Mandalay Bay in Las Vegas from an existing tenant for $15.0 million in cash at closing and a principal only $10.6 million promissory note (the “Restaurant Lease Note”) to be paid over seven years.

The Restaurant Lease Note does not bear interest except in the event of default, as defined in the agreement. In accordance with ASC 470, Debt, we imputed interest on the Restaurant Lease Note, which was recorded at its fair value of $7.5 million as of the date of issuance. At December 31, 2012, the recorded balance outstanding on the Restaurant Lease Note is $7.4 million.

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

Joint Venture Debt. See “— Other Liquidity Matters” and “— Off-Balance Sheet Arrangements” for descriptions of joint venture debt.

Contractual Obligations

We have various contractual obligations that are recorded as liabilities in our consolidated financial statements. We also enter into other purchase commitments and other executory contracts that are not recognized as liabilities until services are performed or goods are received. The following table summarizes our contractual obligations and other commitments as of December 31, 2012, excluding interest, except as indicated, and debt obligations at our Joint Venture Hotels:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(In thousands)
Hudson Mortgage	$180,000	$—	$180,000	$—	$—
Revolving credit facility	19,000	—	19,000	—	—
Liability to subsidiary trust	50,100	—	—	—	50,100
Convertible Notes	172,500	—	172,500	—	—
Interest on mortgage, notes payable and liability to subsidiary trust (1)	129,834	27,033	15,828	8,697	78,276
TLG Promissory Note	18,000	—	18,000	—	—
Restaurant Lease Note	10,250	1,464	4,393	4,393	—
Redeemable noncontrolling interest (2)	6,053	—	6,053	—	—
Capitalized lease obligations including amounts representing interest (3)	131,630	506	981	977	129,166
Operating lease obligations (4)	52,625	4,615	9,374	9,493	29,143

Total	$769,992	$33,618	$426,129	$23,560	$286,685

(1)	Includes interest on the Hudson mortgage, Convertible Notes, TLG Promissory Note, Restaurant Lease Note, and liability to subsidiary trust.
(2)	Represents amounts due related to the Sasson-Masi Put Options.
(3)	Includes amounts related to the Clift lease, Hudson capital leases, and other capital leases, which are immaterial to the our consolidated financial statements, related to equipment at certain of the hotels.
(4)	Includes amounts related to the portion of the Hudson capital lease payments, which are allocable to land and treated as operating lease payments, lease payments to hotel owners related to certain of our Owned F&B Operations, minimum lease payments related to our three restaurants at Mandalay Bay, and our corporate office lease.

The table above excludes our $32.0 million key money obligations and $33.6 million cash flow guarantees, discussed further in note 8 to our consolidated financial statements. Financing has not been obtained for some of these hotel projects, and there can be no assurances that all of these projects will be developed as planned. If adequate project financing is not obtained, these projects may need to be limited in scope, deferred or cancelled altogether, and to the extent we have previously funded key money or an equity or debt investment on a cancelled project, we may be unable to recover the amounts funded. The table above also excludes the $10 million in letters of credit outstanding related to our investment in the 310 room Mondrian Baha Mar.

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

On October 15, 2009, we issued 75,000 shares of Series A preferred securities to the Yucaipa Investors. The holders of such Series A preferred securities are entitled to cumulative cash dividends, payable in arrears on every three-month anniversary following the original date of issuance if such dividends are declared by the Board of Directors or an authorized committee thereof, at a rate of 8% per year until October 15, 2014, 10% per year from October 15, 2014 to October 15, 2016, and 20% per year thereafter. The cumulative unpaid dividends also have a dividend rate equal to the then applicable dividend rate on the Series A Preferred Securities. In addition, should the Yucaipa Investors’ nominee fail to be elected to our Board of Directors, the dividend rate would increase by 4% during any time that the Yucaipa Investors’ nominee is not a director. We have the option to accrue any and all dividend payments. As of December 31, 2012, we had not declared or paid any dividends on the Series A preferred securities and had undeclared and unpaid dividends of $22.1 million.

Seasonality

The hospitality business is seasonal in nature. For example, our Miami hotels are generally strongest in the first quarter, whereas our New York hotels are generally strongest in the fourth quarter. Quarterly revenues also may be adversely affected by events beyond our control, such as the recent global recession, extreme weather conditions, terrorist attacks or alerts, natural disasters, airline strikes, and other considerations affecting travel.

To help demonstrate seasonality, the table below provides room revenues by quarter for the years ended December 31, 2012 and 2011 for Hudson and Delano South Beach, both of which are included in our Owned Hotels as of December 31, 2012.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions)
Hudson Room Revenues
2012	$7.6	$13.9	$13.1	$18.8
2011	$9.1	$16.3	$15.8	$17.7

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions)
Delano South Beach Room Revenues
2012	$7.4	$5.9	$3.9	$6.6
2011	$7.2	$5.9	$4.0	$5.6

Given the guestroom and corridor renovations at Hudson, which began in the fourth quarter of 2011 and were completed in late 2012, the impact of seasonality in 2011 and 2012 was not as significant as in prior periods. Further, due to the recent global economic downturn, the impact of seasonality in 2011 and 2012 was not as significant as in pre-recessionary periods and may continue to be less pronounced in 2013 depending on the timing and strength of the economic recovery.

To the extent that cash flows from operations are insufficient during any quarter, due to temporary or seasonal fluctuations in revenues, we may have to enter into additional short-term borrowings or increase our borrowings, if available under our Delano Credit Facility, to meet cash requirements.

Capital Expenditures and Reserve Funds

We are obligated to maintain reserve funds for capital expenditures at our Owned Hotels as determined pursuant to our debt or lease agreements related to such hotels, with the exception of Delano South Beach. Our Joint Venture Hotels and our Managed Hotels generally are subject to similar obligations under our management agreements or under debt agreements related to such hotels. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. Such agreements typically require the hotel owners to reserve funds at amounts equal to 4% of the hotel’s revenues and require the funds to be set aside in restricted cash. As of December 31, 2012, approximately $3.5 million was available in restricted cash reserves for future capital expenditures under these obligations related to our Owned Hotels.

On March 1, 2012, we completed a $10.8 million renovation at Delano South Beach which began in the third quarter of 2011. The renovations included the re-opening of a newly concepted restaurant, Bianca, improved public areas, such as the Rose Bar and pool and beach bars, a new nightclub, FDR, upgraded exclusive bungalows and suites, and 1,200 square feet of additional meeting space.

At Hudson, we spent most of 2012 renovating all the guest rooms and converting SRO units into new guest rooms. The renovation was completed in September 2012. We also converted 32 SRO units into guest rooms. Twenty-six SRO units were converted in 2012 and 6 were converted in January 2013, at an estimated cost of approximately $150,000 per room, bringing the total number of guest rooms at Hudson to 866 as of January 31, 2013. In November 2012, we launched Hudson Lodge, a winter pop-up venue at the hotel’s private park. Additionally, in February 2013, we opened a new restaurant at Hudson, Hudson Commons, which is a modern-day beer hall and burger joint featuring a wide selection of local craft beers, inventive preparations of classic American fare, and soda shop-inspired specialty cocktails.Through December 31, 2012, we have spent approximately $27.7 million on room, corridor and restaurant renovations and anticipate spending an additional approximately $4.0 million to complete these projects at Hudson.

We anticipate we will need to renovate Clift in the next few years, which will require capital and will most likely be funded by equity contributions, debt financing, possible asset sales, future operating cash flows or a combination of these sources.

The Hudson 2012 Mortgage Loan provides that, in the event the debt yield ratio falls below certain defined thresholds, all cash from the property is deposited into accounts controlled by the lenders from which debt service and operating expenses, including management fees, are paid and from which other reserve accounts may be funded. Any excess amounts are retained by the lenders until the debt yield ratio exceeds the required thresholds for three consecutive months. Furthermore, if our management company subsidiary that manages Hudson is not reserving sufficient funds for property tax, ground rent, insurance premiums, and capital expenditures in accordance with the hotel management agreement, then our subsidiary borrowers would be required to fund the reserve account for such purposes. Our subsidiary borrowers are not permitted to have any indebtedness other than certain permitted indebtedness customary in such transactions, including ordinary trade payables, purchase money indebtedness and capital lease obligations, subject to limits.

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

As of December 31, 2012, we had two interest rate caps outstanding and the fair values of these interest rate caps were insignificant.

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

On October 15, 2009, we entered into a securities purchase agreement with Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P., which we refer to collectively as the Yucaipa Investors. Under the securities purchase agreement, we issued and sold to the Yucaipa Investors (i) $75.0 million of preferred stock comprised of 75,000 shares of the our Series A preferred securities, $1,000 liquidation preference per share, and (ii) warrants to purchase 12,500,000 shares of the Company’s common stock at an exercise price of $6.00 per share (the “Yucaipa Warrants”). The Yucaipa Warrants have a 7-1/2 year term and are exercisable utilizing a cashless exercise method only, resulting in a net share issuance. The exercise price and number of shares subject to the warrant are both subject to anti-dilution adjustments.

We and Yucaipa American Alliance Fund II, LLC, an affiliate of the Yucaipa Investors, as the fund manager, also entered into a real estate fund formation agreement on October 15, 2009 pursuant to which we and the fund manager agreed to use good faith efforts to endeavor to raise a private investment fund. In connection with the agreement, we issued to the fund manager 5,000,000 contingent warrants to purchase our common stock at an exercise price of $6.00 per share with a 7-1/2 year term. The fund formation agreement terminated by its terms on January 30, 2011 and the 5,000,000 contingent warrants issued to the fund manager were forfeited in their entirety on October 15, 2011.

Off-Balance Sheet Arrangements

As of December 31, 2012, we had unconsolidated joint ventures that we account for using the equity method of accounting, most of which have mortgage or related debt, as described in “—Other Liquidity Matters” above. In some cases, we provide nonrecourse carve-out guaranties of joint venture debt, which guaranties are only triggered in the event of certain “bad boy” acts, and other limited liquidity or credit support, as described in “—Other Liquidity Matters” above.

Mondrian South Beach. We own a 50% interest in Mondrian South Beach, an apartment building which was converted into a condominium and hotel. Mondrian South Beach opened in December 2008, at which time we began operating the property under a 20-year management contract. We also own a 50% interest in a mezzanine financing joint venture with an affiliate of our Mondrian South Beach joint venture partner through which a total of $28.0 million in mezzanine financing was provided to the Mondrian South Beach joint venture. As of December 31, 2012, the joint venture’s outstanding nonrecourse mortgage debt secured by the hotel was $43.6 million and mezzanine debt was $28.0 million and the outstanding mezzanine debt owed to affiliates of the joint venture partners was $28.0 million.

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

The Mondrian South Beach joint venture was determined to be a variable interest entity as during the process of refinancing the venture’s mortgage in April 2010, its equity investment at risk was considered insufficient to permit the entity to finance its own activities. We determined that we are not the primary beneficiary of this variable interest entity as we do not have a controlling financial interest in the entity. Because we have written our investment value in the joint venture to zero, for financial reporting purposes, we believe our maximum exposure to losses as a result of our involvement in the Mondrian South Beach variable interest entity is limited to our outstanding management fees and related receivables and advances in the form of mezzanine financing, excluding guarantees and other contractual commitments. We have not committed to providing financial support to this variable interest entity, other than as contractually required, and all future funding is expected to be provided by the joint venture partners in accordance with their respective ownership interests in the form of capital contributions or loans, or by third parties.

We account for this investment under the equity method of accounting. At December 31, 2012, our investment in Mondrian South Beach was reduced to zero as a result of our allocated share of Mondrian South Beach’s equity in loss. Our equity in loss of Mondrian South Beach was $4.0 million, $1.8 million and $7.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Ames. On June 17, 2008, we, Normandy Real Estate Partners, and Ames Hotel Partners, entered into a joint venture to develop the Ames hotel in Boston. Upon the hotel’s completion in November 2009, we began operating Ames under a 20-year management contract. As of December 31, 2012, we had an approximately 31% economic interest in the joint venture.

Based on prevailing economic conditions and the October 2012 mortgage debt maturity, the joint venture concluded that the hotel was impaired in September 2011. As a result, we wrote down our investment in Ames to zero and recorded our share of the impairment charge of $10.6 million through equity in loss of unconsolidated joint ventures for the year ended December 31, 2011. As of December 31, 2012, our financial statements reflect no value for our investment in the Ames joint venture. For the year ended December 31, 2012, we recorded an additional $0.6 million impairment charge related to uncollectible receivables which were converted into an equity contribution and impaired through equity in loss of unconsolidated joint ventures.

The Ames joint venture was determined to be a variable interest entity during the process of refinancing the venture’s mortgage in October 2011, as its equity investment at risk was considered insufficient to permit the entity to finance its own activities. In October 2011, the joint venture partners funded their pro rata shares of the debt service reserve account, of which our contribution was $0.3 million, in order to complete an extension of the outstanding mortgage debt of the venture. We determined that we are not the primary beneficiary of this variable interest entity as we do not have a controlling financial interest in the entity. Because we have written our investment value in the joint venture to zero, for financial reporting purposes, we believe our maximum exposure to losses as a result of our involvement in the Ames variable interest entity is limited to our outstanding management fees and related receivables, excluding guarantees and other contractual commitments.

We have not committed to providing financial support to this variable interest entity, other than as contractually required and all future funding is expected to be provided by the joint venture partners in accordance with their respective ownership interests in the form of capital contributions or mezzanine financing, or by third parties.

The mortgage debt secured by Ames matured in October 2012 and the mortgage lender served the joint venture with a notice of event of default stating that the $46.5 million nonrecourse mortgage financing on the property was not repaid when it matured. The joint venture is pursuing discussions with the lenders, which include discussions regarding amending the termination rights under our management agreement.

Mondrian SoHo. In June 2007, we contributed approximately $5.0 million for a 20% equity interest in a joint venture with Cape Advisors Inc. to develop a Mondrian hotel in the SoHo neighborhood of New York. The joint venture obtained a loan of $195.2 million to acquire and develop the hotel. Subsequent to the initial fundings, in 2008 and 2009, the lender and Cape Advisors Inc. made cash and other contributions to the joint venture, and we provided $3.2 million of additional funds which were treated as loans with priority over the equity, to complete the project. During 2010 and 2011, we subsequently funded an aggregate of $5.5 million, all of which were treated as loans. Additionally, as a result of cash shortfalls at Mondrian SoHo, we funded an additional $1.0 million in 2012, which has been treated in part as additional capital contributions and in part as loans from our management company subsidiary. Management subsequently deemed such amounts uncollectible as of December 31, 2012 and recorded an impairment charge through equity in loss of unconsolidated joint ventures.

Based on the decline in market conditions following the inception of the joint venture and, more recently, the need for additional funding to complete the hotel, we wrote down our investment in Mondrian SoHo to zero in June 2010 and recorded an impairment charge of $10.7 million through equity in loss of unconsolidated joint ventures for the year ended December 31, 2010. We have recorded all additional fundings as impairment charges through equity in loss of unconsolidated joint ventures during the periods the funds were contributed. As of December 31, 2012, our financial statements reflect no value for our investment in the Mondrian SoHo joint venture.

In December 2011, the Mondrian SoHo joint venture was determined to be a variable interest entity as a result of the November 2012 debt maturity and cash shortfalls, and because its equity was considered insufficient to permit the entity to finance its own activities. However, we determined that we are not its primary beneficiary and, therefore, consolidation of this joint venture is not required. We continue to account for our investment in Mondrian SoHo using the equity method of accounting. Because we have written our investment value in the joint venture to zero, for financial reporting purposes, we believe our maximum exposure to losses as a result of our involvement in the Mondrian SoHo variable interest entity is limited to our outstanding management fees and related receivables and advances in the form of equity or loans, excluding guarantees and other contractual commitments.

As of December 31, 2012, the Mondrian SoHo joint venture’s outstanding mortgage debt secured by the hotel was $196.0 million, excluding $21.7 million of deferred interest. The loan matured on November 15, 2012. In January 2013, the lender initiated foreclosure proceedings seeking, among other things, the ability to sell the property free and clear of our management agreement. In February 2013, the owner of Mondrian SoHo, a joint venture in which Morgans Group owns a 20% equity interest, gave notice purporting to terminate our subsidiary as manager of the hotel. It also filed a lawsuit against us seeking termination of the management agreement. We intend to vigorously defend our rights to continue managing the property under our management agreement and related agreements, but we cannot assure you that we will be successful.

Shore Club. As of December 31, 2012, we owned approximately 7% of the joint venture that owns Shore Club. On September 15, 2009, the joint venture received a notice of default on behalf of the special servicer for the lender on the joint venture’s mortgage loan for failure to make its September monthly payment and for failure to maintain its debt service coverage ratio, as required by the loan documents. In March 2010, the lender for the Shore Club mortgage initiated foreclosure proceedings against the property in U.S. federal district court. In October 2010, the federal court dismissed the case for lack of jurisdiction. In November 2010, the lender initiated foreclosure proceedings in state court and a bench trial took place in June 2012 during which the trial court granted a default ruling of foreclosure. Entry of a foreclosure judgment has been delayed pending, among other things, resolution of a motion to disqualify the presiding trial court judge and corresponding relinquishment of jurisdiction from the Florida appeals court to the trial court. We have operated and expect to continue to operate the hotel pursuant to the management agreement during the pendency of these proceedings, which may continue for some additional period of time in the event of an appeal or other post-judgment proceedings. However, there can be no assurances as to whether or when a foreclosure sale may take place, or whether we will continue to operate the hotel in the event there is a foreclosure.

Mondrian Istanbul. In December 2011, we announced a new hotel management agreement for an approximately 128 room Mondrian-branded hotel to be located in the Old City area of Istanbul, Turkey. Upon completion and opening of the hotel, we will operate the hotel pursuant to a 20-year management agreement, with a 10-year extension option. The hotel is scheduled to open in 2014. As of December 31, 2012, we have contributed a total of $10.4 million in the form of equity and key money and have a 20% ownership interest in the venture owning the hotel.

Food and Beverage Venture at Mondrian South Beach. On June 20, 2011, we completed the CGM Transaction, pursuant to which we acquired from affiliates of CGM the 50% interests CGM owned in our food and beverage joint ventures for approximately $20.0 million, including the food and beverage joint venture at Mondrian South Beach.

Our ownership interest in the food and beverage venture at Mondrian South Beach is less than 100%, and was re-evaluated in accordance with ASC 810-10. We concluded that this venture did not meet the requirements of a variable interest entity and accordingly, this investment in the joint venture is accounted for using the equity method, as we do not believe we exercise control over significant asset decisions such as buying, selling or financing.

At December 31, 2012, our investment in this food and beverage venture was $0.6 million. Our equity in loss of the food and beverage venture was $0.8 million and $0.2 million for the years ended December 31, 2012 and 2011, respectively.

Other Development Stage Hotels. We have a number of additional development projects signed or under consideration, some of which may require equity or debt investments, key money or credit support from us. In addition, through certain cash flow guarantees, we may have potential future funding obligations for hotels under development.

As of December 31, 2012, our long-term key money commitments, which are discussed further in note 8 to our consolidated financial statements, were approximately $32.0 million and our potential funding obligations under cash flow guarantees at operating hotels and hotels under development at the maximum amount under the applicable contracts, but excluding contracts where the maximum cannot be determined, were $33.6 million.

For further information regarding our off balance sheet arrangements, see note 5 to our consolidated financial statements.

Recent Accounting Pronouncements

See note 1 to our consolidated financial statements for information related to our adoption of new accounting standards in 2012 and for information on our anticipated adoption of recently issued accounting standards.

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

•

Impairment of long-lived assets. When triggering events occur, we periodically review each property for possible impairment. Recoverability of such assets is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset, as determined by applying our operating budgets for future periods. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value. We estimated each property’s fair value using a discounted cash flow method taking into account each property’s expected cash flow from operations, holding period and net proceeds from the dispositions of the property. The factors we address in determining estimated net proceeds from disposition include anticipated operating cash flow in the year of disposition, terminal cash flow capitalization rate and selling price per room. Our judgment is required in determining the discount rate applied to estimated cash flows, the growth rate of the property revenues, and the need for capital expenditures, as well as specific market and economic conditions. Additionally, the classification of these assets as held-for-sale requires the recording of these assets at our estimate of their fair value less estimated selling costs which can affect the amount of impairment recorded. As of December 31, 2012 and 2011, management concluded that its long-lived assets were not impaired.

•

Impairment of goodwill. Goodwill represents the excess purchase price over the fair value of net assets attributable to business acquisitions and combinations. We test for impairment of goodwill at least annually and at year end. We will test for impairment more frequently if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. In accordance with ASU No. 2011-08, management assesses qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If this is the case, management will perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. In applying the detailed two-step process, management identifies potential impairments in goodwill by comparing the fair value of the reporting unit with its book value. If the fair value of the reporting unit exceeds the carrying amount, including goodwill, the asset is not impaired. Any excess of carrying value over the estimated fair value of goodwill would be recognized as an impairment loss in continuing operations. Management applies a discounted cash flow method to perform its annual goodwill fair value impairment test taking into account approved operating budgets with appropriate growth assumptions, holding period and proceeds from disposing of the property. In addition to the discounted cash flow analysis, management also considers external independent appraisals to estimate fair value. The analysis and appraisals used by management are consistent with those used by a market participant. Judgment is required in determining the discount rate applied to estimated cash flows, growth rate of the property revenues, and the need for capital expenditures, as well as specific market and economic conditions. The discount rate and the terminal cash flow capitalization rate were based on applicable public hotel studies and market indices. Given the current economic environment, management believes that the growth assumptions applied are reasonable. We have one reportable operating segment, which is its reporting unit under ASC 350-20; therefore management aggregates goodwill associated to all owned hotels and owned food and beverage venues when analyzing potential impairment. As of December 31, 2012 and 2011, management concluded that no goodwill impairment existed as qualitative factors did not indicate that the fair value of our reporting unit was less than its fair value. Management does not believe it is reasonably likely that goodwill will become impaired in future periods, but will test goodwill before the 2013 year end if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

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

•

Consolidation Policy. Variable interest entities are accounted for within the scope of ASC 810-10 and are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is the enterprise that has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and obligation to absorb losses or the right to receive benefits of the variable interest entity that could be potentially significant to the variable interest entity. We evaluate our interests in accordance with ASC 810-10, Consolidation (“ASC 810-10”) to determine if they are variable interests in variable interest entities. Significant judgments and assumptions are made by us to determine whether an entity is a variable interest entity such as those regarding the sufficiency of an entity’s equity at risk and whether the entity’s equity holders have the power through voting or similar rights to direct the activities of the entity that most significantly impact its economic performance. We have evaluated the applicability of ASC 810-10 to our investments in unconsolidated hotel joint ventures and our food and beverage operation at a Joint Venture Hotel, Mondrian South Beach. We have determined that most of these joint ventures do not meet the requirements of a variable interest entity and some of the ventures meet the requirements of a variable interest entity of which we are not the primary beneficiary and therefore, consolidation of these ventures is not required. We account for these investments using the equity method as we believe we do not exercise control over significant asset decisions such as buying, selling or financing nor are we the primary beneficiary of the entities. Under the equity method, we increase our investment in unconsolidated joint ventures for our proportionate share of net income and contributions and decrease our investment balance for our proportionate share of net loss and distributions.

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

•

Business Combinations. In accordance with ASC 805-10, Business Combinations, we recognize identifiable assets acquired, liabilities (both specific and contingent) assumed, and non-controlling interests in a business combination at their fair values at the acquisition date based on the exit price (i.e. the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date). Furthermore, acquisition-related costs, such as due diligence, legal and accounting fees, are expensed as incurred and are not applied in determining the fair value of the acquired assets. In certain situations, a deferred tax liability is created due to the difference between the fair value and the tax basis of the acquired asset at the acquisition date, which also may result in a goodwill asset being recorded.

•

Stock-based Compensation. We have adopted the fair value method of accounting prescribed in ASC 718-10, Compensation, Stock Based Compensation (“ASC 718-10”) for equity-based compensation awards. ASC 718-10 requires an estimate of the fair value of the equity award at the time of grant rather than the intrinsic value method. For all fixed equity-based awards to employees and directors, which have no vesting conditions other than time of service, the fair value of the equity award at the grant date will be amortized to compensation expense over the award’s vesting period on a straight-line basis. For performance-based compensation plans, we recognize compensation expense at such time when the performance hurdle is anticipated to be achieved over the performance period based upon the fair value at the date of grant. The fair value is determined based on the value of our common stock on the grant date of the award, in the case of stock option awards, the Black-Scholes option pricing model, or in the case of outperformance long-term incentive units, or OPP LTIP Units, the Monte Carlo simulation method. Management’s assumptions when applying the Black-Scholes model are derived based upon the risk profile and volatility of our common stock and our peer group. The Monte Carlo simulation uses a statistical formula underlying the Black-Scholes and binomial formulas and such simulation is run approximately 100,000 times. For each simulation, the payoff is calculated at the settlement date, which is then discounted to the award date at a risk-free interest rate. The average of the values over all simulations is the expected value of the unit on the award date. Assumptions used in the valuations include factors associated with the underlying performance of our stock price and total shareholder return over the term of the performance awards including total stock return volatility and risk-free interest. We believe that the assumptions that we have applied to stock-based compensation are reasonable and we will continue to review such assumptions quarterly and revise them as market conditions change and management deems necessary.

•

Deferred income taxes and valuation allowance. We account for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance will be provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Such valuation allowance will be estimated by management based on our projected future taxable income. The estimate of future taxable income is highly subjective. We have a net operating loss for the tax years 2012 and 2011 and anticipate that all or a major portion of the net operating loss will be utilized to offset any future gains on sale of assets. However, these assumptions may prove to be inaccurate, and unanticipated events and circumstances may occur in the future. To the extent actual results differ from these estimates; our future results of operations may be affected. At December 31, 2012 and 2011, we had a $136.9 million and $110.1 valuation allowance against our deferred tax assets, respectively.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Some of our outstanding debt has a variable interest rate. As described in “Management’s Discussion and Analysis of Financial Results of Operations — Derivative Financial Instruments” above, we use derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of December 31, 2012, our total outstanding consolidated debt, including capital lease obligations, was approximately $538.1 million, of which approximately $199.0 million, or 36.9%, was variable rate debt. At December 31, 2012, the one month LIBOR rate was 0.21%.

As of December 31, 2012, the $199.0 million of variable rate debt consisted of our outstanding balance of $180.0 million on the Hudson 2012 Mortgage Loan and our $19.0 million of borrowings outstanding under our Delano Credit Facility. In connection with the Hudson 2012 Mortgage Loan, an interest rate cap for 2.5% in the full amount of $180.0 million was outstanding as of December 31, 2012. This interest rate cap matures in February 2014. The outstanding borrowings of $19.0 million on our Delano Credit Facility as of December 31, 2012 are not subject to an interest rate hedge. If interest rates on this $199.0 million variable rate debt increase by 1.0%, or 100 basis points, the increase in interest expense would reduce future pre-tax earnings and cash flows by approximately $2.0 million annually. The maximum annual amount the interest expense would increase on the $180.0 million of variable rate debt outstanding as of December 31, 2012 under the Hudson 2012 Mortgage Loan is $5.0 million due to our interest rate cap agreement, which would reduce future pre-tax earnings and cash flows by the same amount annually. If interest rates on this $199.0 million variable rate decrease by 1.0%, the decrease in interest expense would increase pre-tax earnings and cash flow by approximately $2.0 million annually.

As of December 31, 2012, our fixed rate debt, excluding our Hudson capital lease obligation, of $334.2 million consisted of the trust notes underlying our trust preferred securities, the Convertible Notes, the Clift lease, the TLG Promissory Notes, and the Restaurant Lease Note. The fair value of some of these debts is greater than the book value. As such, if interest rates increase by 1.0%, or approximately 100 basis points, the fair value of our fixed rate debt at December 31, 2012, would decrease by approximately $29.2 million. If market rates of interest decrease by 1.0%, or 100 basis points, the fair value of our fixed rate debt at December 31, 2012 would increase by $34.9 million.

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

The consolidated financial statements of Morgans Hotel Group Co. and the notes related to the foregoing financial statements, together with the independent registered public accounting firm’s reports thereon, are set forth on pages F-1 through F-53 of this report. Additionally, the consolidated financial statements of our significant subsidiary are incorporated by reference in this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedure

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our chief executive officer and the chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15) that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of the Company’s annual financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. The assessment was based upon the framework described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of internal control over financial reporting. We have reviewed the results of the assessment with the Audit Committee of our Board of Directors.

Based on our assessment under the criteria set forth in COSO, management has concluded that, as of December 31, 2012, the Company maintained effective internal control over financial reporting.

BDO USA, LLP, an independent registered public accounting firm, that audited our consolidated financial statements included in this Annual Report has issued an attestation report on our internal control over financial reporting as of December 31, 2012, which appears in Item 9A, below.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders

Morgans Hotel Group Co.

New York, NY

We have audited Morgans Hotel Group Co.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Morgans Hotel Group Co.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Morgans Hotel Group Co. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Morgans Hotel Group Co. as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2012, and our report dated March 5, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York

March 5, 2013

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding directors, executive officers and corporate governance is hereby incorporated by reference to the material appearing in the Proxy Statement for the Annual Stockholders Meeting to be held in 2013 (the “Proxy Statement”) under the captions “Board of Directors and Corporate Governance,” and “Executive Officer Biographies.” The information required by this item regarding compliance with Section 16(a) of the Exchange Act, is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Voting Securities of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance.” The information required by this Item 10 with respect to the availability of our code of ethics is provided in Item 1 of this Annual Report on Form 10-K. See “Item 1 — Materials Available on Our Website.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Compensation Discussion and Analysis” and “Compensation of Directors and Executive Officers.”

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

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Board of Directors and Corporate Governance — Corporate Governance Information — Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Morgans Hotel Group Co.

New York, NY

We have audited the accompanying consolidated balance sheets of Morgans Hotel Group Co. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Morgans Hotel Group Co. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Morgans Hotel Group Co.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 5, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York

March 5, 2013

Morgans Hotel Group Co.

Consolidated Balance Sheets

(in thousands, except per share data)

	As of December 31,
	2012	2011 (revised)
ASSETS
Property and equipment, net	$303,689	$289,169
Goodwill	66,572	66,572
Investments in and advances to unconsolidated joint ventures	11,178	10,201
Cash and cash equivalents	5,847	28,855
Restricted cash	21,226	9,938
Accounts receivable, net	16,592	10,827
Related party receivables	5,754	4,142
Prepaid expenses and other assets	8,691	5,293
Deferred tax asset, net	78,758	78,778
Investment in TLG management contracts, net	29,469	35,254
Other assets, net	43,379	16,415

Total assets	$591,155	$555,444

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Debt and capital lease obligations	$538,143	$439,905
Accounts payable and accrued liabilities	34,627	36,576
Deferred gain on asset sales	141,401	148,760
Other liabilities	14,301	14,394

Total liabilities	728,472	639,635
Redeemable noncontrolling interest	6,053	5,448
Commitments and contingencies
Preferred stock, $.01 par value; liquidation preference $1,000 per share, 75,000 shares authorized and issued at December 31, 2012 and 2011, respectively	57,755	54,143
Common stock, $.01 par value; 200,000,000 shares authorized; 36,277,495 shares issued at December 31, 2012 and 2011, respectively	363	363
Additional paid-in capital	265,014	286,914
Treasury stock, at cost, 3,977,988 and 5,487,289 shares of common stock at December 31, 2012 and 2011, respectively	(58,917)	(84,543)
Accumulated other comprehensive loss	(50)	(38)
Accumulated deficit	(413,601)	(354,302)

Total Morgans Hotel Group Co. stockholders’ deficit	(149,436)	(97,463)
Noncontrolling interest	6,066	7,824

Total deficit	(143,370)	(89,639)

Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$591,155	$555,444

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.

Consolidated Statements of Comprehensive Loss

(in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Rooms	$102,546	$120,351	$139,268
Food and beverage	57,496	66,253	69,451
Other hotel	5,046	6,440	9,313

Total hotel revenues	165,088	193,044	218,032
Management fee-related parties and other income	24,831	14,288	18,338

Total revenues	189,919	207,332	236,370
Operating Costs and Expenses:
Rooms	31,973	37,626	42,620
Food and beverage	47,011	55,466	58,227
Other departmental	3,595	4,069	5,304
Hotel selling, general and administrative	37,055	43,629	48,216
Property taxes, insurance and other	15,819	16,475	16,233

Total hotel operating expenses	135,453	157,265	170,600
Corporate expenses, including stock compensation of $4.5 million, $9.1 million, and $10.9 million, respectively	32,217	34,563	34,538
Depreciation and amortization	23,977	22,219	32,158
Restructuring and disposal costs	6,851	8,575	1,199
Development costs	5,783	5,716	2,717
Impairment loss on receivables from unconsolidated joint venture	—	—	5,549

Total operating costs and expenses	204,281	228,338	246,761

Operating loss	(14,362)	(21,006)	(10,391)
Interest expense, net	38,998	35,514	41,346
Equity in loss of unconsolidated joint ventures	6,436	29,539	16,203
Gain on asset sales	(7,989)	(3,178)	—
Other non-operating expenses	3,908	4,632	32,712

Loss before income tax expense (benefit)	(55,715)	(87,513)	(100,652)
Income tax expense (benefit)	776	929	(736)

Net loss from continuing operations	(56,491)	(88,442)	(99,916)
Income from discontinued operations, net of tax	—	485	16,268

Net loss	(56,491)	(87,957)	(83,648)
Net loss attributable to noncontrolling interest	804	2,554	2,239

Net loss attributable to Morgans Hotel Group Co.	(55,687)	(85,403)	(81,409)
Preferred stock dividends and accretion	(11,124)	(9,938)	(8,554)

Net loss attributable to common stockholders	$(66,811)	$(95,341)	$(89,963)

Other comprehensive loss:
Unrealized (loss) gain on valuation of swap/cap agreements, net of tax	(12)	(7)	9,067
Share of unrealized gain (loss) on valuation of swap agreements from unconsolidated joint venture, net of tax	—	1,456	(430)
Realized loss on settlement of swap/cap agreements, net of tax	—	—	(5,971)
Foreign currency translation gain, net of tax	—	1,707	140

Comprehensive loss	$(66,823)	$(92,185)	$(87,157)

(Loss) Income per share:
Basic and diluted continuing operations	$(2.13)	$(3.05)	$(3.47)
Basic and diluted discontinued operations	—	0.02	0.53
Basic and diluted attributable to common stockholders	$(2.13)	$(3.03)	$(2.94)
Weighted average number of common shares outstanding:
Basic and diluted	31,437	31,454	30,563

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.

Consolidated Statements of Stockholders’ (Deficit) Equity

(in thousands)

	Shares				Additional		Accumulated Other		Total Morgans Hotel Group Co.
	Common Shares	Preferred Shares	Common Stock	Preferred Stock	Paid-in Capital	Treasury Stock	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Deficit	Non controlling Interest	Total Deficit
January 1, 2010	29,683	75	$363	$48,564	$247,728	$(99,724)	$(6,000)	$(181,911)	$9,020	$14,391	$23,411

Net proceeds from preferred stock	—	75	—	—	(245)	—	—	—	(245)	—	(245)
Net loss	—	—	—	—	—	—	—	(81,409)	(81,409)	(2,239)	(83,648)
Accretion of discount on preferred stock	—	—	—	2,554	—	—	—	(2,554)	—	—	—
Reclassification of warrants from liability to equity					47,128				47,128		47,128
Foreign currency translation	—	—	—	—	—	—	140	—	140	—	140
Unrealized gain on valuation of swap/cap agreements, net of tax	—	—	—	—	—	—	9,067	—	9,067	—	9,067
Reclassification of realized loss on settlement of swap/cap agreements, net of tax	—	—	—	—	—	—	(5,971)	—	(5,971)	—	(5,971)
Share of unrealized loss on valuation of swap agreements from unconsolidated joint venture, net of tax	—	—	—	—	—	—	(430)	—	(430)	—	(430)
Stock-based compensation awards	—	—	—	—	10,886	—	—	—	10,886	—	10,886
Issuance of stock-based awards	610	—	—	—	(7,943)	7,036	—	—	(907)	—	(907)
Noncontrolling interest distribution	—	—	—	—	—	—	—	—	—	(1,236)	(1,236)

December 31, 2010	30,293	75	$363	$51,118	$297,554	$(92,688)	$(3,194)	$(265,874)	$(12,721)	$10,916	$(1,805)

	Shares				Additional		Accumulated Other		Total Morgans Hotel Group Co.	Non
	Common Shares	Preferred Shares	Common Stock	Preferred Stock	Paid-in Capital	Treasury Stock	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Deficit	controlling Interest	Total Deficit
Net loss	—	—	$—	$—	$—	$—	$—	$(85,403)	$(85,403)	$(2,554)	$(87,957)
Accretion of discount on preferred stock	—	—	—	3,025	—	—	—	(3,025)	—	—	—
Purchase of CGM joint venture ownership interests	—	—	—	—	(10,421)	—	—	—	(10,421)	289	(10,132)
Foreign currency translation	—	—	—	—	—	—	1,707	—	1,707	—	1,707
Unrealized loss on valuation of swap/cap agreements, net of tax	—	—	—	—	—	—	(7)	—	(7)	—	(7)
Share of unrealized gain on valuation of swap agreements from unconsolidated joint venture, net of tax	—	—	—	—	—	—	1,456	—	1,456	—	1,456
Stock-based compensation awards	—	—	—	—	8,554	—	—	—	8,554	—	8,554
Issuance of stock-based awards	497	—	—	—	(8,773)	8,145	—	—	(628)	—	(628)
Noncontrolling interest distribution	—	—	—	—	—	—	—	—	—	(827)	(827)

December 31, 2011	30,790	75	$363	$54,143	$286,914	$(84,543)	$(38)	$(354,302)	$(97,463)	$7,824	$(89,639)

Net loss	—	—	$—	$—	$—	$—	$—	$(55,687)	$(55,687)	$(804)	$(56,491)
Accretion of discount on preferred stock	—	—	—	3,612	—	—	—	(3,612)	—	—	—
Change in fair market value of nonredeemable controlling interest	—	—	—	—	(474)	—	—	—	(474)	(131)	(605)
Unrealized loss on valuation of swap/cap agreements, net of tax	—	—	—	—	—	—	(12)	—	(12)	—	(12)
Stock-based compensation awards	—	—	—	—	4,606	—	—	—	4,606	—	4,606
Issuance of stock-based awards	1,510	—	—	—	(26,032)	25,626	—	—	(406)	—	(406)
Noncontrolling interest distribution	—	—	—	—	—	—	—	—	—	(823)	(823)

December 31, 2012	32,300	75	$363	$57,755	$265,014	$(58,917)	$(50)	$(413,601)	$(149,436)	$6,066	$(143,370)

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(56,491)	$(87,957)	$(83,648)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities (including discontinued operations):
Depreciation	17,648	20,042	29,934
Amortization of other costs	6,328	2,177	2,224
Amortization of deferred financing costs	5,776	8,659	6,399
Amortization of discount on convertible notes	2,277	2,277	2,276
Amortization of deferred gain on asset sales	(7,989)	(3,178)	—
Stock-based compensation	4,513	9,082	10,886
Accretion of interest	2,021	1,958	3,429
Equity in losses from unconsolidated joint ventures	6,436	29,539	16,203
Impairment loss on receivables from unconsolidated joint venture	—	—	5,549
Impairment loss and loss on disposal of assets	403	1,764	117
Gain on disposal of property held for non-sale disposition	—	(843)	(17,820)
Change in fair value of TLG Promissory Notes	2,420	—	—
Change in value of warrants	—	—	28,699
Deferred income taxes	—	—	(1,660)
Change in value of interest rate caps and swaps, net	35	36	26
Changes in assets and liabilities:
Accounts receivable, net	(5,765)	840	(1,557)
Related party receivables	(2,606)	(304)	139
Restricted cash	(9,754)	17,530	(7,653)
Prepaid expenses and other assets	(3,398)	4,479	703
Accounts payable and accrued liabilities	(1,318)	3,649	(2,687)
Other liabilities	—	—	(149)
Discontinued operations	—	—	1,338

Net cash (used in) provided by operating activities	(39,464)	9,750	(7,252)

Cash flows from investing activities:
Additions to property and equipment	(32,571)	(17,842)	(13,055)
Deposits into (withdrawals from) capital improvement escrows, net	(1,534)	1,005	(21)
Distributions from unconsolidated joint ventures	8	1,624	617
Proceeds from asset sales, net	—	266,491	—
Proceeds from sale of joint venture, net	—	74,754	—
Purchase of interest in food and beverage joint ventures, net of cash acquired	—	(19,291)	—
Purchase of 90% ownership interest in The Light Group, net of cash acquired	—	(28,363)	—
Purchase of leasehold interests in restaurants	(15,027)	—	—
Investment in development hotels	(5,569)	—	—
Investment in unconsolidated joint ventures	(6,426)	(14,083)	(6,556)

Net cash (used in) provided by investing activities	(61,119)	264,295	(19,015)

Cash flows from financing activities:
Proceeds from debt	235,000	193,992	2,500
Payments on debt and capital lease obligations	(151,033)	(436,160)	(32,841)
Debt issuance costs	(5,162)	(6,817)	(4,844)
Cash paid in connection with vesting of stock based awards	(407)	(628)	(907)

	Year Ended December 31,
	2012	2011	2010
Distributions to holders of noncontrolling interests in consolidated subsidiaries	(823)	(827)	(1,102)
Net proceeds from issuance of preferred stock and warrants	—	—	(245)

Net cash provided by (used in) financing activities	77,575	(250,440)	(37,439)

Net (decrease) increase in cash and cash equivalents	(23,008)	23,605	(63,706)
Cash and cash equivalents, beginning of year	28,855	5,250	68,956

Cash and cash equivalents, end of year	$5,847	$28,855	$5,250

Supplemental disclosure of cash flow information:
Cash paid for interest, net of interest capitalized	$29,757	$23,962	$33,923

Cash paid for taxes	$651	$779	$20

Non cash financing activities are as follows:
Reclassification of warrants to equity	$—	$—	$47,128

Non cash investing activities are as follows:
Acquisition of interest in unconsolidated joint ventures:
Furniture, fixture and equipment	$—	$(706)	$—
Other assets and liabilities, net	—	2,999	—
Conversion of related party accounts receivable to joint venture capital contribution	$994	$—	$—
Distributions and losses in excess of investment in unconsolidated joint ventures	—	(1,587)	—

Cash included in purchase of interest in food and beverage joint ventures	$994	$706	$—

Acquisition of 90% ownership interest in The Light Group:
Furniture, fixture and equipment	$—	$(151)	$—
Other assets and liabilities, net	—	288	—

Cash included in purchase of 90% ownership interest in The Light Group	$—	$137	$—

Non cash investment and financing activities are as follows:
Promissory notes issued for acquisition of restaurant leases	$10,600	$—	$—
Promissory notes issued for acquisition of 90% ownership interest in The Light Group	$—	$18,000	$—

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

In connection with the Company’s initial public offering, the Former Parent contributed the subsidiaries and ownership interests in nine operating hotels in the United States and the United Kingdom to Morgans Group in exchange for membership units. Simultaneously, Morgans Group issued additional membership units to the Morgans Hotel Group Co. predecessor in exchange for cash raised by the Company from the initial public offering. The Former Parent also contributed all the membership interests in its hotel management business to Morgans Group in return for 1,000,000 membership units in Morgans Group exchangeable for shares of the Company’s common stock. The Company is the managing member of Morgans Group and has full management control. As of December 31, 2012, 954,065 membership units in Morgans Group remain outstanding.

On February 17, 2006, the Company completed its initial public offering. The Company issued 15,000,000 shares of common stock at $20 per share resulting in net proceeds of approximately $272.5 million, after underwriters’ discounts and offering expenses.

The Company has one reportable operating segment; it operates, owns, acquires, develops and redevelops boutique hotels, nightclubs, restaurants, bars and other food and beverage venues in many of the hotels it operates, as well as in hotels and casinos operated by MGM in Las Vegas. During the years ended December 31, 2012, 2011 and 2010, the Company derived 12.6%, 7.4% and 1.7% of its total revenues from international locations. The assets at these international locations were not significant during the periods presented.

Operating Hotels

The Company’s operating hotels as of December 31, 2012 are as follows:

Hotel Name	Location	Number of Rooms	Ownership
Hudson	New York, NY	860	(1)
Morgans	New York, NY	114	(2)
Royalton	New York, NY	168	(2)
Mondrian SoHo	New York, NY	263	(3)
Delano South Beach	Miami Beach, FL	194	(4)
Mondrian South Beach	Miami Beach, FL	225	(5)
Shore Club	Miami Beach, FL	309	(6)
Mondrian Los Angeles	Los Angeles, CA	237	(7)
Clift	San Francisco, CA	372	(8)
Ames	Boston, MA	114	(9)
Sanderson	London, England	150	(10)
St Martins Lane	London, England	204	(10)
Hotel Las Palapas	Playa del Carmen, Mexico	75	(11)
Delano Marrakech	Marrakech, Morocco	71	(11)

(1)	The Company owns 100% of Hudson through its subsidiary, Henry Hudson Holdings LLC, which is part of a property that is structured as a condominium, in which Hudson constitutes 96% of the square footage of the entire building. As of January 31, 2013, Hudson has 866 guest rooms and 54 single room dwelling units (“SROs”), following additional SRO room conversions in connection with the Hudson renovation. Each SRO is for occupancy by a single eligible individual. The unit need not, but may, contain food preparation or sanitary facilities, or both. SROs remain from the prior ownership of the building and the Company is by statute required to maintain these long-term tenants, unless the Company gets their consent, as long as they pay the Company their rent. Certain of the Company’s subsidiaries, including Henry Hudson Holdings LLC, Hudson Leaseco LLC, the lessee of our Hudson hotel, and certain related entities and lessees are required by the terms of the non-recourse indebtedness related to Hudson to maintain their status as “single purpose entities.” As such, their assets, which are included in the Company’s consolidated financial statements, are not available to satisfy the indebtedness or other obligations of our other subsidiaries.
(2)	Operated under a management contract; wholly-owned until May 23, 2011, when the hotel was sold to a third-party.
(3)	Operated under a management contract and owned through an unconsolidated joint venture in which the Company held a minority ownership interest of approximately 20% at December 31, 2012. See note 5.
(4)	Wholly-owned hotel.
(5)	Operated as a condominium hotel under a management contract and owned through a 50/50 unconsolidated joint venture. As of December 31, 2012, 204 hotel residences have been sold, of which 101 are in the hotel rental pool and are included in the hotel room count. See note 5.
(6)	Operated under a management contract and owned through an unconsolidated joint venture in which the Company held a minority ownership interest of approximately 7% as of December 31, 2012. See note 5.
(7)	Operated under a management contract; wholly-owned until May 3, 2011, when the hotel was sold to a third-party.
(8)	The hotel is operated under a long-term lease which is accounted for as a financing. See note 7.
(9)	Operated under a management contract and owned through an unconsolidated joint venture in which the Company held a minority interest ownership of approximately 31% at December 31, 2012. See note 5.
(10)	Operated under a management contract; owned through a 50/50 unconsolidated joint venture until November 2011, when the Company sold its equity interests in the joint venture to a third-party. See note 5.
(11)	Operated under a management contract.

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

Following the CGM Transaction, the Company owned 100% of the former food and beverage venue at Morgans, which consisted of a restaurant. In October 2011, the restaurant at Morgans was closed and is currently undergoing a renovation and re-concepting to create a lounge and restaurant expected to open in the first half of 2013. Effective February 1, 2012, the Company transferred its ownership interest in Morgans food and beverage operations to the hotel owner by terminating the operating lease for the restaurant space.

The Company’s ownership interests in the remaining two of these food and beverage ventures covered by the CGM Transaction, relating to the food and beverage operations at Mondrian Los Angeles and Mondrian South Beach, were less than 100%, and were reevaluated in accordance with Accounting Standard Codification (“ASC”) 810-10, Consolidation (“ASC 810-10”). In June 2011, the Company concluded that these two ventures did not meet the requirements of a variable interest entity and accordingly, these investments in joint ventures were accounted for using the equity method, as the Company did not believe it exercised control over significant asset decisions such as buying, selling or financing. See note 5. Prior to the completion of the CGM Transaction, the Company consolidated the Mondrian Los Angeles food and beverage entity, as it was the primary beneficiary of the venture.

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

The Light Group Acquisition

On November 30, 2011 pursuant to purchase agreements entered into on November 17, 2011, certain of the Company’s subsidiaries completed the acquisition of 90% of the equity interests in a group of companies known as The Light Group (“TLG”), for a purchase price of $28.5 million in cash and up to $18.0 million in notes (the “TLG Promissory Notes”) convertible into shares of the Company’s common stock at $9.50 per share subject to the achievement of certain EBITDA (earnings before interest, tax, depreciation and amortization) targets for the acquired business (“The Light Group Transaction”), as discussed in note 7.

TLG develops, redevelops and operates nightclubs, restaurants, bars and other food and beverage venues. TLG is a leading lifestyle food and beverage management company, which operates numerous venues primarily in Las Vegas pursuant to management agreements with MGM. The primary assets of TLG consist of its management and similar agreements with various MGM affiliates. Additionally, TLG manages the food and beverage operations at Delano South Beach, including Bianca, a restaurant serving Italian cuisine, FDR, the nightclub, and Delano Beach Club, the pool bar.

Each of TLG’s venues is managed by an affiliate of TLG. Through the Company’s ownership of TLG, it recognizes management fees in accordance with the applicable management agreement which generally provide for base management fees as a percentage of gross sales, and incentive management fees as a percentage of net profits, as calculated pursuant to the management agreements.

TLG owns the trade name, service mark or other intellectual property rights associated with the name of most of its nightclubs, lounges, restaurants and pools.

TLG’s management agreements are typically structured as 10-year initial term contracts (effective the opening date of each respective venue) with renewal options. With the exception of TLG’s management of the food and beverage operations at Delano South Beach, as of December 31, 2012, TLG manages 15 venues in Las Vegas for MGM. Under TLG’s management agreements, all costs associated with the construction, build-out, FF&E, operating supplies, equipment and daily operational expenses are borne by each respective MGM affiliate. TLG’s management agreements may be subject to early termination in specified circumstances. For example, the agreements contain, among other covenants, a performance test that stipulates a minimum level of operating performance, and restrictions as to certain requirements of suitability, capacity, compliance with laws and material terms, financial stability, and that certain named representatives must remain employed by or under contract to TLG.

TLG Valuation. During the quarter ended June 30, 2012, the Company finalized the valuation study performed for the acquisition of TLG. As of December 31, 2011, and for the three months ended March 31, 2012, the Company incorporated preliminary allocations into its financial statements, which have been revised as a result of the valuation study.

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

The valuation study concluded that the fair value on the date of issuance of the up to $18.0 million TLG Promissory Notes, which are considered contingent consideration and convertible into shares of the Company’s common stock at $9.50 per share subject to certain EBITDA hurdles and discussed in note 7, was approximately $15.5 million.

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

	December 31, 2011
Consolidated Balance Sheet	As Originally Reported	As Adjusted	Effect of Change
Goodwill	$69,105	$66,572	$(2,533)
Investment in TLG management contracts, net	34,803	35,254	451
Debt and capital lease obligations	442,395	439,905	(2,490)
Redeemable noncontrolling interest liability	5,170	5,448	278

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

Each of Messrs. Sasson and Masi received the right to require Morgans Group to purchase his equity interest in TLG at any time after November 30, 2014 at a purchase price equal to his percentage equity ownership interest multiplied by the product of seven times the Non-Morgans EBITDA for the preceding 12 months, subject to certain adjustments (the “Sasson-Masi Put Options”). In addition, Morgans Group will have the right to require each of Messrs. Sasson and Masi to sell his 5% equity interest in TLG at any time after November 30, 2017 at a purchase price equal to his percentage equity ownership interest multiplied by the product of seven times the Non-Morgans EBITDA for the preceding 12 months, subject to certain adjustments. The Company initially accounted for the redeemable noncontrolling interest at fair value in accordance with ASC 805, Business Combinations. Due to the redemption feature associated with the Sasson-Masi Put Options, the Company classified the noncontrolling interest in temporary equity in accordance with the Securities and Exchange Commission’s guidance as codified in ASC 480-10, Distinguishing Liabilities from Equity. Subsequently, the Company will accrete the redeemable noncontrolling interest to its current redemption value, which approximates fair value, each period. The change in the redemption value does not impact the Company’s earnings or earnings per share. The Company recorded an obligation of $6.0 million related to the Sasson-Masi Put Options, which is recorded as redeemable noncontrolling interest on the December 31, 2012 consolidated balance sheet.

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

The following table presents the Company’s unaudited revenues and loss from continuing operations on a pro forma basis (in thousands) as if it had completed the TLG Acquisition as of January 1, 2011:

Year Ended December 31, 2011 (unaudited)
Total revenues, as reported by the Company	$207,332
Plus: TLG total revenues	9,910

Pro forma total revenues	$217,242

Total loss from continuing operations, as reported by the Company	$(88,442)
Plus: TLG income from continuing operations	7,673

Pro forma loss from continuing operations	$(80,769)

The above unaudited pro forma loss from continuing operations for the year ended December 31, 2011 excludes $1.2 million of transaction costs to acquire TLG, which are recorded in other non-operating expenses, as well as the noncontrolling interest adjustment, which would be presented on the Company’s financial statements, for the 10% ownership interest in TLG that the Company did not acquire.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company consolidates all wholly-owned subsidiaries and variable interest entities in which the Company is determined to be the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. Entities which the Company does not control through voting interest and entities which are variable interest entities of which the Company is not the primary beneficiary, are accounted for under the equity method.

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

Restricted Cash

As required by certain debt agreements, restricted cash consists of cash held in escrow accounts for taxes, ground rent, insurance premiums and debt service payments.

As further required by certain debt or lease agreements, the Company as the hotel owners are typically required to reserve funds at amounts equal to 4% of the hotel’s revenues and the Company must set these funds aside in restricted escrow accounts for the future replacement of furniture, fixtures and equipment. In addition, certain food and beverage ventures require the ventures to set aside restricted cash of between 2% to 4% of gross revenues of the restaurant for the future replacement of furniture, fixtures and equipment. As replacements occur, the Company’s subsidiaries are eligible for reimbursement from these escrow accounts.

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

Costs of significant improvements, including real estate taxes, insurance, and interest during the construction periods are capitalized. There was no such capitalized real estate taxes, insurance and interest for the year ended December 31, 2012 and 2011.

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

The Company has one reportable operating segment, which is its reporting unit under ASC 350-20; therefore management aggregates goodwill associated to all owned hotels as well as the goodwill recorded in connection with the acquisition of TLG and the Company’s owned food and beverage venues when analyzing potential impairment. During the years ended December 31, 2012, 2011 and 2010, the Company has incurred losses, which have impacted its cash flows and resulted in a net deficit. The Company’s net losses primarily reflected decreased revenues due to renovation work at its owned hotels, losses in equity of unconsolidated joint ventures, impairment charges, interest expense and depreciation and amortization charges. Additionally, the Company recorded non-cash expense in 2010 related to changes in value of warrants issued to Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P., (collectively, the “Yucaipa Investors”), which are nonrecurring. Further, stock compensation, a non-cash expense, contributed to the net losses recorded during 2012, 2011, and 2010. As of December 31, 2012 and 2011, management concluded that no goodwill impairment existed as qualitative factors did not indicate that the fair value of the Company’s reporting unit was less than its carrying value. Management does not believe it is reasonably likely that goodwill will become impaired in future periods, but will test goodwill before the 2013 year end if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Property, Plant and Equipment (“ASC 360-10”) long-lived assets currently in use are reviewed periodically for possible impairment and will be written down to fair value if considered impaired. Long-lived assets to be disposed of are written down to the lower of cost or fair value less the estimated cost to sell. The Company reviews its portfolio of long-lived assets for impairment at least annually or when specific triggering events occur, as required by ASC 360-10. Recoverability of such assets is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset as determined by analyzing the operating budgets for future periods. When events or changes of circumstances indicate that an asset’s carrying value may not be recoverable, the Company tests for impairment by reference to the applicable asset’s estimated future cash flows. The Company estimated each property’s fair value using a discounted cash flow method taking into account each property’s expected cash flow from operations, holding period and net proceeds from the dispositions of the property. The factors the Company addresses in determining estimated net proceeds from disposition include anticipated operating cash flow in the year of disposition, terminal cash flow capitalization rate and selling price per room. For the years ended December 31, 2012, 2011, and 2010, management concluded that all long-lived assets were not impaired.

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

Business Combinations

The Company recognizes identifiable assets acquired, liabilities (both specific and contingent) assumed, and non-controlling interests in a business combination at their fair values at the acquisition date based on the exit price (i.e. the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date). Furthermore, acquisition-related costs, such as due diligence, legal and accounting fees, are not capitalized or applied in determining the fair value of the acquired assets. Acquisition related costs are expensed as incurred. In certain situations, a deferred tax liability is created due to the difference between the fair value and the tax basis of the acquired asset at the acquisition date, which also may result in a goodwill asset being recorded.

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

In 2012, 2011 and 2010, based on various factors, but primarily current economic conditions and certain upcoming mortgage debt maturities, the Company recognized, through its equity in loss from unconsolidated joint ventures, impairment charges totaling $1.6 million, $14.7 million and $16.9 million, respectively, related to its unconsolidated joint ventures in Ames, Mondrian SoHo and Mondrian South Beach. As a result of these impairments, the Company’s investment in Ames and Mondrian SoHo is zero as of December 31, 2012.

Investment in TLG Management Contracts, net

Investment in TLG management contracts represents the fair value of the TLG management contracts, as discussed further in note 1. TLG operates numerous nightclubs, restaurants and bar venues primarily in Las Vegas pursuant to management agreements with MGM. The management contract assets are being amortized, using the straight line method, over the expected life of each applicable management contract.

Other Assets

In August 2012, the Company entered into an agreement with MGM to convert THEhotel to Delano Las Vegas, which will be managed by MGM pursuant to a 10-year licensing agreement, with two 5-year extensions at the Company’s option, subject to performance thresholds. In addition, the Company acquired the leasehold interests in three restaurants at Mandalay Bay in Las Vegas from an existing tenant for $15.0 million in cash at closing and a deferred principal only $10.6 million promissory note (“Restaurant Lease Note”) to be paid over seven years, which the Company recorded at fair value as of the date of issuance of $7.5 million, as discussed in note 7. The venues have been, or are in the process of being reconcepted, and once renovation is complete, all three venues will be managed by TLG. The three restaurants will be operated pursuant to 10-year operating leases with an MGM affiliate, pursuant to which the Company will pay minimum annual lease payments and a percentage rent based on cash flow. The Company allocated the total consideration paid, or to be paid, to the license agreement and the restaurant leasehold asset based on their respective fair values. Company will amortize the fair value of the license agreement, using the straight line method, over the 10-year life of the license agreement, and the fair value of the restaurant leasehold interests, using the straight line method, over the 10-year life of the operating leases.

Further, other assets consists of key money payments related to hotels under development, as discussed further in note 8, deferred financing costs and fair value of the lease agreements in the food and beverage venues at Sanderson and St Martins Lane, which the Company acquired in the CGM Transaction, as discussed further in note 1. The Sanderson and St Martins Lane food and beverage lease agreements are being amortized, using the straight line method, over the expected life of the agreements. Deferred financing costs included in other assets are being amortized, using the straight line method, which approximates the effective interest rate method, over the terms of the related debt agreements.

Foreign Currency Translation

As the Company has international operations at hotels it manages in London, Mexico and Morocco, currency exchange risks between the U.S. dollar and the British pound, the U.S. dollar and Mexican peso, and the U.S. dollar and the Moroccan Dirham, respectively, arise as a normal part of our business. The Company reduces these risks by transacting these businesses primarily in their local currency. As a result, the translation of transactions with these hotels has resulted in foreign currency transaction gains and losses, which have been reflected in the results of operations based on exchange rates in effect at the date of the transactions. Such transactions do not have a material effect on the Company’s earnings.

Revenue Recognition

The Company’s revenues are derived from lodging, food and beverage and related services provided to hotel customers such as telephone, minibar and rental income from tenants. Revenue is recognized when the amounts are earned and can reasonably be estimated. These revenues are recorded net of taxes collected from customers and remitted to government authorities and are recognized as the related services are delivered. Rental revenue is recorded on a straight-line basis over the term of the related lease agreement.

Additionally, the Company recognizes base and incentive management fees and chain service fees related to the management of operating hotels in which the Company does not have an ownership interest, or in operating hotels that are unconsolidated joint ventures. These fees are recognized as revenue when earned in accordance with the applicable management agreement. Under its management agreements, the Company generally recognizes base management and chain service fees as a percentage of gross revenue and incentive management fees as a percentage of net operating income or Net Capital or Refinancing Proceeds, as defined in the applicable management agreement. The chain service fees represent cost reimbursements from managed hotels, which are incurred, and reimbursable costs to the Manager.

The Company, through its ownership of TLG, also recognizes management fees from the management of nightclubs, restaurants, lounges and bars. These fees are recognized as revenue when earned in accordance with the applicable management agreement. Under its food and beverage management agreements, the Company generally recognizes base management fees as a percentage of gross sales, and incentive management fees as a percentage of net profits, as calculated pursuant to the applicable management agreement.

Concentration of Credit Risk

The Company places its temporary cash investments in high credit financial institutions. However, a portion of temporary cash investments may exceed FDIC insured levels from time to time. The Company has never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at December 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there was no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred and are included in hotel selling, general and administrative expenses on the accompanying consolidated statements of comprehensive loss. These costs amounted to approximately $7.6 million, $8.8 million, and $10.4 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Repairs and Maintenance Costs

Repairs and maintenance costs are expensed as incurred and are included in hotel selling, general and administrative expenses on the accompanying consolidated statements of comprehensive loss.

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

Income taxes for the years ended December 31, 2012, 2011, and 2010, were computed using the Company’s effective tax rate.

Derivative Instruments and Hedging Activities

In accordance with ASC 815-10, Derivatives and Hedging (“ASC 815-10”) the Company records all derivatives on the balance sheet at fair value and provides qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. As of December 31, 2012 and 2011, the estimated fair market value of the Company’s cash flow hedges is immaterial.

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

The Company has entered into warrant agreements with the Yucaipa Investors, as discussed in note 8, providing the Yucaipa Investors with consent rights over certain transactions for so long as they collectively own or have the right to purchase through the exercise of the Yucaipa Warrants (as defined in note 11) 6,250,000 shares of the Company’s common stock.

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

In connection with its Outperformance Award Program, which is a long-term incentive plan intended to provide the Company’s senior management with the ability to earn cash or equity awards based on the Company’s level of return to shareholders over a three-year period, as discussed in note 10, the Company issued new series of outperformance long-term incentive units (the “OPP LTIP Units”) which were initially fair valued on the date of grant, and at each reporting period, utilizing a Monte Carlo simulation to estimate the probability of the performance vesting conditions being satisfied. The Monte Carlo simulation used a statistical formula underlying the Black-Scholes and binomial formulas and such simulation was run approximately 100,000 times. As the Company has the ability to settle the vested OPP LTIP Units with cash, these awards are not considered to be indexed to the Company’s stock price and must be accounted for as liabilities at fair value.

Although the Company has determined that the majority of the inputs used to value the OPP LTIP Units fall within Level 1 of the fair value hierarchy, the Monte Carlo simulation model utilizes Level 2 inputs, such as estimates of the Company’s volatility. Accordingly, the OPP LTIP Unit liability was classified as a Level 2 fair value measure.

In connection with the Light Group Transaction, the Company issued the TLG Promissory Notes, which are convertible into shares of the Company’s common stock at $9.50 per share and are subject to the achievement of certain EBITDA targets for the acquired business, discussed in note 7. The TLG Promissory Notes were initially fair valued on the date of acquisition, and will be fair valued at each reporting period, utilizing a Monte Carlo simulation to estimate the probability of the achievement of certain EBITDA targets being satisfied.

Although the Company has determined that the majority of the inputs used to value the TLG Promissory Notes fall within Level 1 of the fair value hierarchy, the Monte Carlo simulation model utilizes Level 2 inputs, such as estimates of the Company’s volatility. Accordingly, the TLG Promissory Notes liability was classified as a Level 2 fair value measure.

Also in connection with The Light Group Transaction, the Company provided Messrs. Sasson and Masi with the Sasson-Masi Put Options. Due to the redemption feature associated with the Sasson-Masi Put Options, the Company classified the noncontrolling interest in temporary equity in accordance with the Securities and Exchange Commission’s guidance as codified in ASC 480-10, Distinguishing Liabilities from Equity. Subsequently, the Company will accrete the redeemable noncontrolling interest to its current redemption value, which approximates fair value, each period. The Company has determined that the majority of the inputs used to value the Sasson-Masi Put Options fall within Level 3 of the fair value hierarchy. Accordingly, the derivative has been classified as Level 3 fair value measurements.

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

During the years ended December 31, 2012, 2011 and 2010, the Company recognized non-cash impairment charges related to the Company’s investments in unconsolidated joint ventures, through equity in loss from unconsolidated joint ventures. The Company’s estimated fair value relating to these impairment assessments was based primarily upon Level 3 measurements, including a discounted cash flow analysis to estimate the fair value of the assets taking into account the assets expected cash flow, holding period and estimated proceeds from the disposition of assets, as well as market and economic conditions.

The following table presents charges recorded as a result of applying Level 3 non-recurring measurements included in net loss for the years ended December 31, 2012, 2011 and 2010 (in thousands) :

	2012	2011	2010
Investment in Mondrian SoHo	$1,027	$4,067	$10,731
Investment in Ames	564	—	—
Sasson-Masi Put Options	474	—	—

Total Level 3 measurement expenses included in net loss	$2,065	$4,067	$10,731

The impairment charges related to Mondrian SoHo incurred during the years ended December 31, 2012, 2011 and 2010 each relate to different triggering events which indicated the Company’s investment was further impaired.

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, and fixed and variable rate debt. Management believes the carrying amount of the aforementioned financial instruments, excluding fixed-rate debt, is a reasonable estimate of fair value as of December 31, 2012 and 2011 due to the short-term maturity of these items or variable market interest rates.

The fair market value of the Company’s $248.0 million of fixed rate debt, which includes the Company’s trust preferred securities, TLG Promissory Notes at fair value, Restaurant Lease Note, discussed above, and 2.375% Senior Subordinated Convertible Notes (the “Convertible Notes”) at face value, as discussed in note 7, as of December 31, 2012 was approximately $240.8 million, using market rates. The fair market value of the Company’s $238.1 million of fixed rate debt, which includes the Company’s trust preferred securities, TLG Promissory Notes at fair value, and Convertible Notes at face value, as of December 31, 2011 was $229.8 million, using market interest rates.

Although the Company has determined that the majority of the inputs used to value its fixed rate debt fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its fixed rate debt utilize Level 3 inputs, such as estimates of current credit spreads. However, as of December 31, 2012 and 2011, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its fixed rate debt and determined that the credit valuation adjustments are not significant to the overall valuation of its fixed rate debt. Accordingly, all derivatives have been classified as Level 2 fair value measurements.

Stock-based Compensation

The Company accounts for stock based employee compensation using the fair value method of accounting described in ASC 718-10. For share grants, total compensation expense is based on the price of the Company’s stock at the grant date. For option grants, the total compensation expense is based on the estimated fair value using the Black-Scholes option-pricing model. For awards under the Company’s Outperformance Award Program, discussed in note 10, long-term incentive awards, the total compensation expense is based on the estimated fair value using the Monte Carlo pricing model. Compensation expense is recorded ratably over the vesting period. Stock compensation expense recognized for the years ended December 31, 2012, 2011, and 2010 was $4.5 million, $9.1 million, and $10.9 million, respectively.

Income (Loss) Per Share

Basic net income (loss) per common share is calculated by dividing net income (loss) available to common stockholders, less any dividends on unvested restricted common stock, by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is calculated by dividing net income (loss) available to common stockholders, less dividends on unvested restricted common stock, by the weighted-average number of shares of common stock outstanding during the period, plus other potentially dilutive securities, such as unvested shares of restricted common stock and warrants.

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

The membership units in Morgans Group, the Company’s operating company, owned by the Former Parent are presented as a noncontrolling interest in Morgans Group in the consolidated balance sheets and were approximately $6.1 million and $7.8 million as of December 31, 2012 and 2011, respectively. The noncontrolling interest in Morgans Group is: (i) increased or decreased by the limited members’ pro rata share of Morgans Group’s net income or net loss, respectively; (ii) decreased by distributions; (iii) decreased by exchanges of membership units for the Company’s common stock; and (iv) adjusted to equal the net equity of Morgans Group multiplied by the limited members’ ownership percentage immediately after each issuance of units of Morgans Group and/or shares of the Company’s common stock and after each purchase of treasury stock through an adjustment to additional paid-in capital. Net income or net loss allocated to the noncontrolling interest in Morgans Group is based on the weighted-average percentage ownership throughout the period.

Recent Accounting Pronouncements

Accounting Standards Update 2012-02 — “Goodwill and Other (Topic 350) — Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”) provides guidance on the testing of indefinite-lived intangible assets for impairment which is intended to reduce the cost and complexity of the impairment test for indefinite-lived intangible assets by providing an entity with the option to first assess qualitatively whether it is necessary to perform the impairment test that is currently in place. An entity would not be required to quantitatively calculate the fair value of an indefinite-lived intangible asset unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This guidance is effective for interim and annual impairment tests beginning after September 15, 2012, with early adoption permitted. The Company adopted the guidance on October 1, 2012, which did not have a material impact on its financial statements.

Accounting Standards Update No. 2011-10—Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate—a Scope Clarification (a consensus of the FASB Emerging Issues Task Force) (“ASU 2011-10”) clarifies when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance for Real Estate Sale (Subtopic 360-20). The provisions of ASU 2011-10 are effective for public companies for fiscal years and interim periods within those years, beginning on or after June 15, 2012. The Company adopted ASU 2011-10, which did not have a material impact on its financial statements.

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

Reclassifications

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation, including the acquisition of TLG, discussed in note 1, and the Company’s other expenses, discussed in note 13.

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

Basic earnings (loss) per share is calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share include the effect of potential shares outstanding, including dilutive securities. Potential dilutive securities may include shares and options granted under the Company’s stock incentive plan and membership units in Morgans Group, which may be exchanged for shares of the Company’s common stock under certain circumstances. The 954,065 Morgans Group membership units (which may be converted to cash, or at the Company’s option, common stock) held by third parties at December 31, 2012, Yucaipa Warrants (as defined in note 11) issued to the Yucaipa Investors, unvested restricted stock units, LTIP Units (as defined in note 10), stock options, OPP LTIP Units and shares issuable upon conversion of outstanding Convertible Notes have been excluded from the diluted net income (loss) per common share calculation, as there would be no effect on reported diluted net income (loss) per common share.

The table below details the components of the basic and diluted loss per share calculations (in thousands, except for per share data). The Company has not had any undistributed earnings in any calendar quarter presented. Therefore, the Company does not present earnings per share following the two-class method.

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Numerator:
Net loss from continuing operations	$(56,491)	$(88,442)	$(99,916)
Net income from discontinued operations, net of tax	—	485	16,268

Net loss	(56,491)	(87,957)	(83,648)
Net loss attributable to noncontrolling interest	804	2,554	2,239

Net loss attributable to Morgans Hotel Group Co.	(55,687)	(85,403)	(81,409)
Less: preferred stock dividends and accretion	11,124	9,938	8,554

Net loss attributable to common stockholders	$(66,811)	$(95,341)	$(89,963)

Denominator, continuing and discontinued operations:
Weighted average basic common shares outstanding	31,437	31,454	30,563
Effect of dilutive securities	—	—	—

Weighted average diluted common shares outstanding	31,437	31,454	30,563

Basic and diluted loss from continuing operations per share	$(2.13)	$(3.05)	$(3.47)

Basic and diluted income from discontinued operations per share	$—	$0.02	$0.53

Basic and diluted loss available to common stockholders per common share	$(2.13)	$(3.03)	$(2.94)

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	As of December 31, 2012	As of December 31, 2011
Land	$45,194	$45,194
Building	325,211	305,064
Furniture, fixtures and equipment	101,737	86,062
Construction in progress	2,799	12,125

Subtotal	474,941	448,445
Less accumulated depreciation	(171,252)	(159,276)

Property and equipment, net	$303,689	$289,169

Property subject to capital lease, such as Clift and two condominium units at Hudson, both discussed in note 7, are included under “Building” in the above table. Depreciation on property and equipment was $17.6 million, $20.0 million, and $29.9 million, for the years ended December 31, 2012, 2011, and 2010, respectively.

5. Investments in and Advances to Unconsolidated Joint Ventures

The Company’s investments in and advances to unconsolidated joint ventures and its equity in earnings (losses) of unconsolidated joint ventures are summarized as follows (in thousands):

Investments

Entity	As of December 31, 2012	As of December 31, 2011
Mondrian South Beach	$—	$4,015
Mondrian Istanbul	10,392	4,564
Mondrian South Beach food and beverage—MC South Beach	628	1,465
Other	158	157

Total investments in and advances to unconsolidated joint ventures	$11,178	$10,201

Equity in income (loss) from unconsolidated joint ventures

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Morgans Hotel Group Europe Ltd.	$—	$(5,497)	$3,470
Restaurant Venture — SC London (1)	—	(510)	(372)
Mondrian South Beach	(4,016)	(1,801)	(7,603)
Mondrian SoHo	(1,027)	(4,067)	(10,731)
Mondrian South Beach food and beverage – MC South Beach (2)	(836)	(235)	—
Hard Rock Hotel & Casino (3)	—	(6,376)	—
Ames	(564)	(11,062)	(976)
Other	7	9	9

Total	$(6,436)	$(29,539)	$(16,203)

(1)	Until June 20, 2011, the Company had a 50% ownership interest in the SC London restaurant venture. As a result of the CGM Transaction, the Company now owns 100% of the SC London restaurant venture, which is consolidated into the Company’s financial statements effective June 20, 2011, the date the CGM Transaction closed.
(2)	Following the CGM Transaction, the Company’s ownership interest in this food and beverage joint venture is less than 100%, and based on the Company’s evaluation, this venture does not meet the requirements of a variable interest entity. Accordingly, this joint venture is accounted for using the equity method as the Company does not maintain control over this entity.
(3)	Until March 1, 2011, the Company had a partial ownership interest in the Hard Rock Hotel & Casino (“Hard Rock”) and managed the property pursuant to a management agreement that was terminated in connection with the Hard Rock settlement (discussed below). Operating results are for the period we operated Hard Rock in 2011.

Morgans Hotel Group Europe Limited

On November 23, 2011, the Company’s subsidiary, Royalton Europe Holdings LLC (“Royalton Europe”), and Walton MG London Hotels Investors V, L.L.C. (“Walton MG London”), each of which owned a 50% equity interest in Morgans Hotel Group Europe Limited (“Morgans Europe”), the joint venture that owned the 150 room Sanderson and 204 room St Martins Lane hotels, completed the sale of their respective equity interests in the joint venture for an aggregate of £192 million (or approximately $297 million) to a Middle Eastern investor with other global hotel holdings. Also parties to the sale were Morgans Group LLC, as guarantor for Royalton Europe, and Walton Street Real Estate Fund V, L.P., as guarantor for Walton MG London. The Company received net proceeds of approximately $72.3 million, after applying a portion of the proceeds from the sale to retire the £99.5 million of outstanding mortgage debt secured by the hotels and payment of closing costs. The Company continues to operate the hotels under long-term management agreements that, including extension options, extended the term of the prior management agreements to 2041 from 2027.

Under a management agreement with Morgans Europe, prior to the sale, and with the new hotels’ owners, subsequent to the sale, the Company earns management fees and a reimbursement for allocable chain service and technical service expenses. The Company is also entitled to an incentive management fee and a capital incentive fee. The Company did not earn any incentive fees during the years ended December 31, 2012, 2011 and 2010.

Prior to the Company selling its joint venture ownership interest, net income or loss and cash distributions or contributions were allocated to the partners in accordance with ownership interests. The Company accounted for this investment under the equity method of accounting.

The Company had no ownership in Morgans Europe as of December 31, 2012 and 2011. Summarized consolidated income statement information of Morgans Europe is as follows (in thousands). The currency translation is based on an exchange rate of 1 British pound to 1.61 and 1.55 which is an average monthly exchange rate provided by www.oanda.com for the period from January 1, 2011 through November 23, 2011 and year ended December 31, 2010, respectively. Information presented in 2011 is from January 1, 2011 through the date the Company sold its ownership interest in Morgans Europe.

	Jan. 1, 2011 – Nov. 23, 2011	Year ended Dec. 31, 2010
Hotel operating revenues	$45,675	$49,007
Hotel operating expenses	29,515	30,256
Depreciation and amortization	4,694	4,942

Operating income	11,466	13,809
Interest expense	17,200	6,589

Net (loss) income for period	(5,734)	7,220
Other comprehensive income (loss)	1,488	(1,488)

Comprehensive (loss) income	$(4,246)	$5,732

Company’s share of net (loss) income	$(2,867)	$3,610
Company’s share of other comprehensive income (loss)	3,259	(502)

Company’s share of comprehensive income (loss)	$392	$3,108
Company’s share of realized loss on foreign currency exchange adjustment from sale of assets	(2,515)	—
Other amortization	(115)	(140)

Amount recorded in equity in (loss) income	$(5,497)	$3,470

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

Summarized consolidated income statement information of SC London is as follows (in thousands). The currency translation is based on an exchange rate of 1 British pound to 1.61 and 1.55 which is an average monthly exchange rate provided by www.oanda.com for the period from January 1, 2011 through June 20, 2011 and the year ended December 31, 2010, respectively. Information presented in 2011 is for the period the Company accounted for its investment in SC London as an unconsolidated subsidiary.

	Jan. 1, 2011 – June 20, 2011	Year Ended Dec. 31, 2010
Operating revenues	$8,838	$19,516
Operating expenses	9,696	19,929
Depreciation	162	331

Net loss	(1,020)	(744)

Amount recorded in equity in loss	$(510)	$(372)

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

As of December 31, 2012, the joint venture’s outstanding nonrecourse mortgage loan and mezzanine loan was $71.6 million, in the aggregate, and the outstanding mezzanine debt owed to affiliates of the joint venture partners was $28.0 million.

The joint venture is in the process of selling units as condominiums, subject to market conditions, and unit buyers will have the opportunity to place their units into the hotel’s rental program. As of December 31, 2012, 204 hotel residences have been sold, of which 101 are in the hotel rental pool. In addition to hotel management fees, the Company could also realize fees from the sale of condominium units.

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

Because the Company has written its investment value in the joint venture to zero, for financial reporting purposes, the Company believes its maximum exposure to losses as a result of its involvement in the Mondrian South Beach variable interest entity is limited to its outstanding management fees and related receivables and advances in the form of mezzanine financing, excluding guarantees and other contractual commitments.

The Company is not committed to providing financial support to this variable interest entity, other than as contractually required, and all future funding is expected to be provided by the joint venture partners in accordance with their respective percentage interests in the form of capital contributions or loans, or by third parties.

Morgans Group and affiliates of its joint venture partner have provided certain guarantees and indemnifications to the Mondrian South Beach lenders. See note 8.

Summarized balance sheet information of Mondrian South Beach is as follows (in thousands):

	As of December 31, 2012	As of December 31, 2011
Real estate, net	$76,807	$103,437
Other assets	12,068	10,055

Total assets	$88,875	$113,492

Other liabilities	19,765	19,065
Debt	99,632	113,981
Total deficit	(30,522)	(19,554)

Total liabilities and deficit	$88,875	$113,492

Company’s share of deficit	(14,838)	(9,675)
Noncontrolling interest	—	—
Advance to joint venture in the form of mezzanine financing	14,000	14,000
Capitalized costs/reimbursements	(310)	(310)
Loss in excess of investment balance not recorded by the Company	838	—

Company’s investment balance	$—	$4,015

Summarized income statement information of Mondrian South Beach is as follows (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Operating revenues	$44,224	$38,968	$33,292
Operating expenses	49,924	40,457	35,198
Depreciation	821	846	892

Operating loss	(6,521)	(2,335)	(2,798)
Interest expense	946	1,569	4,313
Impairment loss	3,355	—	12,309
Gain on debt restructure	—	—	(4,327)
Noncontrolling interest	—	10	113

Net loss	(10,822)	(3,914)	(15,206)

Amount recorded in equity in loss	$(4,016)	$(1,801)	$(7,603)

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

As of December 31, 2012, the Mondrian SoHo joint venture’s outstanding mortgage debt secured by the hotel was $196.0 million, excluding $21.7 million of deferred interest. The loan matured on November 15, 2012. In January 2013, the lender initiated foreclosure proceedings seeking, among other things, the ability to sell the property free and clear of the Company’s management agreement. In February 2013, the owner of Mondrian SoHo, a joint venture in which Morgans Group owns a 20% equity interest, gave notice purporting to terminate the Company’s subsidiary as manager of the hotel. It also filed a lawsuit against the Company seeking termination of the management agreement. The Company intends to vigorously defend its rights to continue managing the property under the Company’s management agreement and related agreements, but the Company cannot provide assurance that it will be successful.

There have been and may continue to be cash shortfalls from the operations of the hotel from time to time which have required additional fundings by the Company and its joint venture partner. Subsequent to the initial fundings, in 2008 and 2009, the lender and Cape Advisors Inc. made cash and other contributions to the joint venture, and the Company provided $3.2 million of additional funds which were treated as loans with priority over the equity, to complete the project. During 2010 and 2011, the Company subsequently funded an aggregate of $5.5 million, all of which were treated as loans. Additionally, as a result of cash shortfalls at Mondrian SoHo, the Company funded an additional $1.0 million in 2012, which were treated in part as additional capital contributions and in part as loans from the management company subsidiary. The Company subsequently deemed all such amounts uncollectible as of December 31, 2012 and recorded an impairment charge through equity in loss of unconsolidated joint ventures. The Company does not intend to commit significant additional monies toward the repayment of the loan or the funding of operating deficits.

In June 2010, based on the decline in market conditions following the inception of the joint venture and the need for additional funding to complete the hotel, the Company wrote down its investment in Mondrian SoHo to zero and recorded an impairment charge of $10.7 million through equity in loss of unconsolidated joint ventures for the year ended December 31, 2010. The Company has recorded all additional fundings as impairment charges through equity in loss of unconsolidated joint ventures during the periods the funds were contributed. As of December 31, 2012 the Company’s financial statements reflect no value for its investment in the Mondrian SoHo joint venture.

In December 2011, the Mondrian SoHo joint venture was determined to be a variable interest entity as a result of the upcoming debt maturity and cash shortfalls, and because its equity was considered insufficient to permit the entity to finance its own activities. However, the Company determined that it was not the primary beneficiary and, therefore, consolidation of this joint venture is not required. The Company continues to account for its investment in Mondrian SoHo using the equity method of accounting. Because the Company has written its investment value in the joint venture to zero, for financial reporting purposes, the Company believes its maximum exposure to losses as a result of its involvement in the Mondrian SoHo variable interest entity is limited to its outstanding management fees and related receivables and advances in the form of priority loans, excluding guarantees and other contractual commitments.

Certain affiliates of the Company’s joint venture partner have provided certain guarantees and indemnifications to the Mondrian SoHo lenders for which Morgans Group has agreed to indemnify the joint venture partner and its affiliates in certain circumstances. See note 8.

Mondrian SoHo opened in February 2011 and has 263 guest rooms, a restaurant, bar and other facilities. The Company has a 10-year management contract with two 10-year extension options to operate the hotel.

Summarized balance sheet information of Mondrian SoHo as of December 31, 2012 and 2011 is as follows (in thousands):

	As of December 31, 2012	As of December 31, 2011
Real estate, net	$167,579	170,000
Other assets	5,439	4,266

Total assets	$173,018	$174,266

Other liabilities	30,864	20,332
Debt	196,017	196,017
Preferred loans from members and vendor loans	41,317	35,542
Total equity	(95,180)	(77,625)

Total liabilities and equity	$173,018	174,266

Company’s share of equity	(19,036)	(15,525)
Advance to joint venture in the form of preferred loans	11,876	10,894
Loss in excess of investment balance not recorded by Company	7,160	4,631

Company’s investment balance	$—	$—

Summarized income statement information of Mondrian SoHo for the year ended December 31, 2012 and during the period during 2011 that the hotel was open is as follows (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011
Operating revenues	$34,759	$29,016
Operating expenses	26,324	26,110
Depreciation	5,599	6,538

Operating income (loss)	2,836	(3,632)
Interest expense	20,616	16,158
Impairment loss	—	61,974

Net loss	(17,780)	(81,764)

Amount recorded in equity in loss	$(1,027)	$(4,067)

Ames

On June 17, 2008, the Company, Normandy Real Estate Partners, and Ames Hotel Partners entered into a joint venture agreement as part of the development of the Ames hotel in Boston. Ames opened on November 19, 2009 and has 114 guest rooms, a restaurant, bar and other facilities. The Company manages Ames under a 15-year management contract.

The Company has contributed a total of approximately $11.9 million in equity through December 31, 2012 for an approximately 31% interest in the joint venture. The joint venture obtained a loan for $46.5 million secured by the hotel, which was outstanding as of December 31, 2012, discussed further below. The project also qualified for federal and state historic rehabilitation tax credits which were sold for approximately $16.9 million.

As of December 31, 2012, the joint venture’s outstanding mortgage debt secured by the hotel was $45.1 million. Due to the level of debt on Ames, the joint venture has not been able to refinance the debt at maturity or to fully fund its operating expenses and its debt service on Ames solely from its revenues from time to time. The mortgage debt secured by Ames matured on October 9, 2012 and the mortgage lender has served the joint venture with a notice of event of default stating that the $46.5 million nonrecourse mortgage refinancing on the property was not repaid when it matured. The joint venture is reviewing its options and is pursuing discussions with the lenders, which include discussions regarding amending the termination rights under the Company’s management agreement. The Company does not intend to commit significant monies toward the repayment of the joint venture loan or the funding of operating deficits.

In September 2011, based on the then prevailing economic conditions and the upcoming mortgage debt maturity, the joint venture concluded that the hotel was impaired. In September 2011, the joint venture partners funded their pro rata shares of the debt service reserve account, of which the Company’s contribution was $0.3 million, and exercised the one remaining extension option available on the mortgage debt. As a result, the Company wrote down its investment in Ames to zero and recorded its share of the impairment charge of $10.6 million through equity in loss of unconsolidated joint ventures for the year ended December 31, 2011. The Company recorded an impairment charge of $0.6 million during 2012 related to uncollectible receivables which were converted into an equity contribution and impaired through equity in loss of unconsolidated joint ventures. As of December 31, 2012, the Company’s financial statements reflect no value for its investment in the Ames joint venture.

In December 2011, the Ames joint venture was determined to be a variable interest entity as a result of the upcoming debt maturity, and because its equity was considered insufficient to permit the entity to finance its own activities. However, the Company determined that it was not the primary beneficiary and, therefore, consolidation of this joint venture is not required. Because the Company has written its investment value in the joint venture to zero, for financial reporting purposes, the Company believes its maximum exposure to losses as a result of its involvement in the Ames variable interest entity is limited to its outstanding management fees and related receivables, excluding guarantees and other contractual commitments.

Certain affiliates of the Company’s joint venture partner have provided certain guarantees and indemnifications to the Ames lenders for which Morgans Group has agreed to indemnify the joint venture partner and its affiliates in certain circumstances. Additionally, the Company is jointly and severally liable for certain federal tax credit recapture liabilities. See note 8.

Summarized balance sheet information of Ames is as follows (in thousands):

	As of December 31, 2012	As of December 31, 2011
Real estate, net	$35,151	$36,749
Other assets	2,208	3,474

Total assets	$37,359	$40,223

Other liabilities	9,962	10,429
Debt	45,086	46,500
Total equity	(17,689)	(16,706)

Total liabilities and equity	$37,359	$40,223

Company’s share of equity	(5,129)	(4,916)
Capitalized costs/reimbursements	31	31
Losses in excess of investment balance not recorded by the Company	5,098	4,885

Company’s investment balance	$—	$—

Summarized income statement information of Ames is as follows (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Operating revenues	$10,277	$10,790	$11,545
Operating expenses	10,284	10,757	11,978
Depreciation	1,690	2,506	2,816

Operating loss	(1,697)	(2,473)	(3,249)
Interest expense	1,782	1,989	1,943
Gain on sale of tax credits	(2,048)	(2,048)	(2,048)
Impairment loss	—	49,907	—

Net loss	(1,431)	(52,321)	(3,144)

Amount recorded in equity in loss	$(564)	$(11,062)	$(976)

Shore Club

The Company operates Shore Club under a management contract and owned a minority ownership interest of approximately 7% at December 31, 2012. On September 15, 2009, the joint venture that owns Shore Club received a notice of default on behalf of the special servicer for the lender on the joint venture’s mortgage loan for failure to make its September monthly payment and for failure to maintain its debt service coverage ratio, as required by the loan documents. In March 2010, the lender for the Shore Club mortgage initiated foreclosure proceedings in U.S. federal district court. In October 2010, the federal court dismissed the case for lack of jurisdiction. In November 2010, the lender initiated foreclosure proceedings in state court and a bench trial took place in June 2012 during which the trial court granted a default ruling of foreclosure. Entry of a foreclosure judgment has been delayed pending, among other things, resolution of a motion to disqualify the presiding trial court judge and corresponding relinquishment of jurisdiction from the Florida appeals court to the trial court. The Company has operated and expects to continue to operate the hotel pursuant to the management agreement during the pendency of these proceedings, which may continue for some additional period of time in the event of an appeal or other post-judgment proceedings. However, there can be no assurances as to whether or when a foreclosure sale may take place, or whether the Company will continue to operate the hotel in the event there is a foreclosure.

Food and Beverage Ventures at Mondrian South Beach

On June 20, 2011, the Company completed the CGM Transaction, pursuant to which subsidiaries of the Company acquired from affiliates of CGM the 50% interests CGM owned in the Company’s food and beverage joint ventures for approximately $20.0 million, which included the food and beverage venture at Mondrian South Beach.

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

Hard Rock Hotel & Casino

Formation and Hard Rock Credit Facility

On February 2, 2007, the Company and Morgans Group (together, the “Morgans Parties”), an affiliate of DLJ Merchant Banking Partners (“DLJMB”), and certain other DLJMB affiliates (such affiliates, together with DLJMB, collectively the “DLJMB Parties”) completed the acquisition of Hard Rock. The acquisition was completed through a joint venture entity, Hard Rock Hotel Holdings, LLC, funded one-third, or approximately $57.5 million, by the Morgans Parties, and two-thirds, or approximately $115.0 million, by the DLJMB Parties. In connection with the joint venture’s acquisition of Hard Rock, certain subsidiaries of the joint venture entered into a debt financing comprised of a senior mortgage loan and three mezzanine loans, which provided for a $760.0 million acquisition loan that was used to fund the acquisition, of which $110.0 million was subsequently repaid according to the terms of the loan, and a construction loan of up to $620.0 million, which was fully drawn for the expansion project at Hard Rock. Morgans Group provided a standard nonrecourse, carve-out guaranty for each of the mortgage and mezzanine loans.

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

For purposes of accounting for the Company’s equity ownership interest in Hard Rock Hotel Holdings, LLC, management calculated a 12.8% ownership interest for the years ended December 31, 2011 and 2010, based on a weighting of 1.75x to the DLJMB Parties’ cash contributions in excess of $250.0 million.

Hard Rock Settlement Agreement

On January 28, 2011, subsidiaries of Hard Rock Hotel Holdings, LLC, a joint venture through which the Company held a minority interest in Hard Rock, received a notice of acceleration from NRFC HRH Holdings, LLC (the “Second Mezzanine Lender”) pursuant to the First Amended and Restated Second Mezzanine Loan Agreement, dated as of December 24, 2009 (the “Second Mezzanine Loan Agreement”), between such subsidiaries and the Second Mezzanine Lender, declaring all unpaid principal and accrued interest under the Second Mezzanine Loan Agreement immediately due and payable. The amount due and payable under the Second Mezzanine Loan Agreement as of January 20, 2011 was approximately $96 million. The Second Mezzanine Lender also notified such subsidiaries that it intended to auction to the public the collateral pledged in connection with the Second Mezzanine Loan Agreement, including all membership interests in certain subsidiaries of the Hard Rock joint venture that indirectly own Hard Rock and other related assets.

On March 1, 2011, the Hard Rock joint venture, Vegas HR Private Limited (the “Mortgage Lender”), Brookfield Financial, LLC-Series B (the “First Mezzanine Lender”), the Second Mezzanine Lender, the Morgans Parties and certain affiliates of DLJMB, as well as the Hard Rock Mezz Holdings LLC (the “Third Mezzanine Lender”) and other interested parties entered into a comprehensive settlement to resolve the disputes among them and all matters relating to Hard Rock and related loans and guaranties. The settlement provided, among other things, for the following:

•

release of the nonrecourse carve-out guaranties provided by the Company with respect to the loans made by the Mortgage Lender, the First Mezzanine Lender, the Second Mezzanine Lender and the Third Mezzanine Lender to the direct and indirect owners of Hard Rock;

•	termination of the management agreement pursuant to which the Company’s subsidiary managed Hard Rock;

•	the transfer by the Hard Rock joint venture to an affiliate of the First Mezzanine Lender of 100% of the indirect equity interests in Hard Rock; and

•

certain payments to or for the benefit of the Mortgage Lender, the First Mezzanine Lender, the Second Mezzanine Lender, the Third Mezzanine Lender and the Company. The Company’s net payment was approximately $3.7 million.

As a result of the settlement and completion of certain gaming de-registration procedures, the Company is no longer subject to Nevada gaming regulations.

The Company had no ownership in Hard Rock as of December 31, 2012 and 2011. Summarized income statement information of Hard Rock for the period from January 1, 2011 through March 1, 2011 and year ended December 31, 2010, respectively are as follows (in thousands). The Company’s final ownership percentage as of March 1, 2011, was 8.3%. Information presented in 2011 is from January 1, 2011 through the date the Company no longer had an ownership interest in Hard Rock.

	Jan. 1, 2011 – Feb. 28, 2011	Year Ended December 31, 2010
Operating revenues	$29,257	$223,971
Operating expenses	25,850	213,153
Depreciation and amortization	10,858	55,575

Operating loss	(7,451)	(44,757)
Interest expense	14,862	68,213
Impairment loss	—	16,180
Gain on forgiveness of debt	(32,460)	—
Income tax expense	141	467

Net income (loss)	10,006	(129,617)
Comprehensive income	335	1,976

Amount recorded in equity in loss	$(6,376)	$—

6. Other Liabilities

Other liabilities consist of the following (in thousands):

	As of December 31, 2012	As of December 31, 2011
Designer fee claim	$13,866	$13,866
OPP LTIP Units Liability (note 10)	435	528

	$14,301	$14,394

Designer Fee Claim

As of December 31, 2012 and 2011, other liabilities consist of $13.9 million related to a designer fee claim. The Former Parent had an exclusive service agreement with a hotel designer, pursuant to which the designer has made various claims related to the agreement. Although the Company is not a party to the agreement, it may have certain contractual obligations or liabilities to the Former Parent in connection with the agreement. According to the agreement, the designer was owed a base fee for each designed hotel, plus 1% of gross revenues, as defined in the agreement, for a 10-year period from the opening of each hotel. In addition, the agreement also called for the designer to design a minimum number of projects for which the designer would be paid a minimum fee. A liability amount has been estimated and recorded in these consolidated financial statements before considering any defenses and/or counter-claims that may be available to the Company or the Former Parent in connection with any claim brought by the designer. The estimated costs of the design services were capitalized as a component of the applicable hotel and amortized over the five-year estimated life of the related design elements. Through December 31, 2009, interest was accreted each year on the liability and charged to interest expense using a rate of 9%.

OPP LTIP Units Liability

As discussed further in note 10, the estimated fair value of the OPP LTIP Units liability was approximately $0.4 million and $0.5 million at December 31, 2012 and 2011, respectively.

7. Debt and Capital Lease Obligations

Debt and capital lease obligations consists of the following (in thousands):

Description	As of December 31, 2012	As of December 31, 2011	Interest rate at December 31, 2012
Notes secured by Hudson (a)	$180,000	$115,000	8.90%(LIBOR + 8.40%, LIBOR floor of 0.50%)
Clift debt (b)	89,136	86,991	9.60%
Liability to subsidiary trust (c)	50,100	50,100	8.68%
Convertible Notes, face value of $172.5 million (d)	168,421	166,144	2.38%
Revolving credit facility (e)	19,000	—	5.00% (LIBOR + 4.00%, LIBOR floor of 1.00%)
TLG Promissory Note (f)	17,930	15,510	(f)
Capital lease obligations (g)	6,127	6,160	(g)
Restaurant Lease Note (h)	7,429	—	(h)

Debt and capital lease obligation	$538,143	$439,905

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

On October 1, 2010, Hudson Holdings entered into a modification agreement of the mortgage, together with promissory notes and other related security agreements, with Bank of America, N.A., as trustee, for the lenders (the “Amended Hudson Mortgage”). This modification agreement and related agreements extended the mortgage until October 15, 2011. In connection with the Amended Hudson Mortgage, on October 1, 2010, Hudson Holdings paid down a total of $16 million on its outstanding loan balances.

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

On August 12, 2011, certain of the Company’s subsidiaries entered into a new mortgage financing with Deutsche Bank Trust Company Americas (“Primary Lender”) and the other institutions party thereto from time to time (“Securitized Lenders”), as lenders, consisting of two mortgage loans, each secured by Hudson and treated as a single loan once disbursed, in the following amounts: (1) a $115.0 million mortgage loan that was funded at closing, and (2) a $20.0 million delayed draw term loan, which will be available to be drawn over a 15-month period, subject to achieving a debt yield ratio of at least 9.5% (based on net operating income for the prior 12 months) after giving effect to each additional draw (collectively, the “Hudson 2011 Mortgage Loan”). The delayed draw term loan conditions were never met, and therefore the Company was unable to draw this $20.0 million during the loan term.

Proceeds from the Hudson 2011 Mortgage Loan, cash on hand and cash held in escrow were applied to repay $201.2 million of outstanding mortgage debt under the Amended Hudson Mortgage, to repay $26.5 million of outstanding indebtedness under the Hudson mezzanine loan, and to pay fees and expenses in connection with the financing.

On December 7, 2011, the Company entered into a technical amendment with the Primary Lender whereby the Hudson 2011 Mortgage Loan is subject to an interest rate of 30-day LIBOR (with a minimum of 1.0%) plus 5.0%, at the Primary Lender’s option. At November 14, 2012, when the loan was terminated, $28.0 million of the Hudson 2011 Mortgage Loan bore interest at a reserve adjusted blended rate of 30-day LIBOR (with a minimum of 1.0%) plus 4.0%. The remaining $87.0 million of the Hudson 2011 Mortgage Loan which was sold to the Securitized Lenders bore interest at a reserve adjusted blended rate of 30-day LIBOR (with a minimum of 1.0%) plus 5.0%.

On November 14, 2012, certain of the Company’s subsidiaries entered into a new mortgage financing with UBS Real Estate Securities Inc., as lender, consisting of a $180.0 million nonrecourse mortgage loan, secured by Hudson, that was fully-funded at closing (the “Hudson 2012 Mortgage Loan”). The net proceeds from the Hudson 2012 Mortgage Loan were applied to (1) repay $115 million of outstanding mortgage debt under the 2011 Hudson Mortgage Loan and related fees, (2) repay $36.0 million of indebtedness under the Company’s revolving credit facility, and (3) fund reserves required under the Hudson 2012 Mortgage Loan, with the remainder available for general corporate purposes.

The Hudson 2012 Mortgage Loan bears interest at a reserve adjusted blended rate of 30-day LIBOR (with a minimum of 0.50%) plus 840 basis points. The Company maintains an interest rate cap for the amount of the Hudson 2012 Mortgage Loan that will cap the 30-day LIBOR rate on the debt under the Hudson 2012 Mortgage Loan at approximately 2.5% through the maturity date.

The Hudson 2012 Mortgage Loan matures on February 9, 2014. The Company has one, one-year extension option that will permit it to extend the maturity date of the Hudson 2012 Mortgage Loan to February 9, 2015, if certain conditions are satisfied at the extension date. The extension option requires, among other things, the borrowers to deliver a business plan and budget for the extension term reasonably satisfactory to the lender, maintain a loan to value ratio prior to the initial maturity date of not greater than 50%, and the payment of an extension fee in an amount equal to 0.50% of the then outstanding principal amount under the Hudson 2012 Mortgage Loan. The Company may prepay the loan in an amount necessary to achieve the loan to value ratio.

The Hudson 2012 Mortgage Loan may be prepaid at any time, in whole or in part, subject to payment of a prepayment penalty for any prepayment prior to November 9, 2013. There is no prepayment premium after November 9, 2013.

The Hudson 2012 Mortgage Loan contains restrictions on the ability of the borrowers to incur additional debt or liens on their assets and on the transfer of direct or indirect interests in Hudson and the owner of Hudson and other affirmative and negative covenants and events of default customary for single asset mortgage loans. The Hudson 2012 Mortgage Loan is nonrecourse to the Company’s subsidiaries that are the borrowers under the loan, except pursuant to certain nonrecourse carve-outs detailed therein. In addition, Morgans Group has provided a customary environmental indemnity and nonrecourse carveout guaranty under which it would have liability with respect to the Hudson 2012 Mortgage Loan if certain events occur with respect to the borrowers, including voluntary bankruptcy filings, collusive involuntary bankruptcy filings, changes to the Hudson capital lease, discussed below, without prior written consent of the lender, and violations of the restrictions on transfers, incurrence of additional debt, or encumbrances of the property of the borrowers. The nonrecourse carveout guaranty restricts Morgans Group from, among other things, (i) entering into any transaction with an affiliate which would reduce the net worth of Morgans Group (based on the estimated market value of its net assets), or (ii) selling, pledging or otherwise transferring any of Morgans Group’s assets or interests in such assets on terms materially less favorable than would be obtained in an arms-length transaction, at any time while a default in the payment of the guaranteed obligations is in effect.

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

On September 17, 2010, the Company, Clift Holdings and another subsidiary of the Company, 495 Geary, LLC, entered into a settlement and release agreement with Hasina, LLC, Tarstone Hotels, LLC, Kalpana, LLC, Rigg Hotel, LLC, and JRIA, LLC (collectively, the “Lessors”), and Tarsadia Hotels. The settlement and release agreement which, among other things, effectively provided for the settlement of all outstanding litigation claims and disputes among the parties relating to defaulted lease payments due with respect to the ground lease for the Clift hotel and reduced the lease payments due to Lessors for the period March 1, 2010 through February 29, 2012. Clift Holdings and the Lessors also entered into an amendment to the lease, dated September 17, 2010, to memorialize, among other things, the reduced annual lease payments of $4.97 million from March 1, 2010 to February 29, 2012. Effective March 1, 2012, the annual rent reverted to the rent stated in the lease agreement, which provides for base annual rent of approximately $6.0 million per year through October 2014. Thereafter, base rent increases at 5-year intervals by a formula tied to increases in the Consumer Price Index, with a maximum increase of 40% and a minimum increase of 20% at October 2014, and a maximum increase of 20% and a minimum increase of 10% at each 5-year rent increase date thereafter. The lease is nonrecourse to the Company.

Morgans Group also entered into an agreement, dated September 17, 2010, whereby Morgans Group agreed to guarantee losses of up to $6 million suffered by the Lessors in the event of certain “bad boy” type acts.

(c) Liability to Subsidiary Trust Issuing Preferred Securities

On August 4, 2006, a newly established trust formed by the Company, MHG Capital Trust I (the “Trust”), issued $50.0 million in trust preferred securities in a private placement. The Company owns all of the $0.1 million of outstanding common stock of the Trust. The Trust used the proceeds of these transactions to purchase $50.1 million of junior subordinated notes issued by the Company’s operating company and guaranteed by the Company (the “Trust Notes”) which mature on October 30, 2036. The sole assets of the Trust consist of the Trust Notes. The terms of the Trust Notes are substantially the same as preferred securities issued by the Trust. The Trust Notes and the preferred securities have a fixed interest rate of 8.68% until October 2016, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus 3.25% per annum. As of December 31, 2012, the Trust Notes are redeemable by the Trust, at the Company’s option, at par, and the Company has not redeemed any Trust Notes. To the extent the Company redeems the Trust Notes, the Trust is required to redeem a corresponding amount of preferred securities.

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

(d) October 2007 Convertible Notes Offering

On October 17, 2007, the Company issued $172.5 million aggregate principal amount of 2.375% Senior Subordinated Convertible Notes in a private offering. Net proceeds from the offering were approximately $166.8 million.

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

As discussed in note 11, from April 21, 2010 to July 21, 2010, the Yucaipa Investors purchased $88 million of the Convertible Notes.

(e) Revolving Credit Facilities

Amended 2006 Revolving Credit Facility

On October 6, 2006, the Company and certain of its subsidiaries entered into a revolving credit facility with Wachovia Bank, National Association, as Administrative Agent, and the other lenders party thereto, which was amended on August 5, 2009.

This amended revolving credit facility provided for a maximum aggregate amount of commitments of $125.0 million, divided into two tranches, which were secured by the mortgages on Morgans, Royalton and Delano South Beach, and bore interest at a fluctuating rate measured by reference to, at the Company’s election, either LIBOR (subject to a LIBOR floor of 1%) or a base rate, plus a borrowing margin. LIBOR loans had a borrowing margin of 3.75% per annum and base rate loans have a borrowing margin of 2.75% per annum.

On May 23, 2011, in connection with the sale of Royalton and Morgans, the Company used a portion of the sales proceeds to retire all outstanding debt under this amended revolving credit facility, which terminated with the sale of properties securing the facility.

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

As of December 31, 2012, the Company’s maximum borrowing availability on the Delano Credit Facility was $86.9 million, of which the Company had $19.0 million outstanding, and had a $10.0 million letter of credit outstanding securing the Company’s key money commitment obligation related to Mondrian Baha Mar.

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

The Borrowers’ ability to borrow on the Delano Credit Facility is subject to ongoing compliance by the Company and the Borrowers with various customary affirmative and negative covenants, including limitations on liens, indebtedness, issuance of certain types of equity, affiliated transactions, investments, distributions, mergers and asset sales. In addition, the Delano Credit Facility requires that the Company and the Borrowers maintain a fixed charge coverage ratio (consolidated EBITDA to consolidated fixed charges) of no less than (i) 1.05 to 1.00 at all times on or prior to June 30, 2012 and (ii) 1.10 to 1.00 at all times thereafter. As of December 31, 2012, the Company’s was in compliance with the fixed charge coverage ratio under the Delano Credit Facility and the fixed charge coverage ratio was 1.14x.

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

The maximum payment of $18.0 million is based on TLG achieving EBITDA of at least $18.0 million from non-Morgans business (the “Non-Morgans EBITDA”) during the 27-month period starting on January 1, 2012, with ratable reduction of the payment if less than $18.0 million of EBITDA is earned. The payment is evidenced by two promissory notes held individually by Messrs. Sasson and Masi, which mature on the fourth anniversary of the closing date and may be voluntarily prepaid at any time. At either Messrs. Sasson’s or Masi’s options, the TLG Promissory Notes are payable in cash or in common stock of the Company valued at $9.50 per share. Each of the TLG Promissory Notes earns interest at an annual rate of 8%, provided that if the notes are not paid or converted on or before November 30, 2014, the interest rate increases to 18%. The TLG Promissory Notes provide that 75% of the accrued interest is payable quarterly in cash and the remaining 25% accrues and is payable at maturity. Morgans Group has guaranteed payment of the TLG Promissory Notes and interest.

As of the issue date, the fair value of the TLG Promissory Notes was estimated at approximately $15.5 million utilizing a Monte Carlo simulation to estimate the probability of the performance conditions being satisfied. The Monte Carlo simulation used a statistical formula underlying the Black-Scholes and binomial formulas and such simulation was run approximately 100,000 times. For each simulation, the payoff is calculated at the settlement date, which is then discounted to the award date at a risk-free interest rate. The average of the values over all simulations is the expected value on the issuance date. Assumptions used in the valuations included factors associated with the underlying performance of the Company’s stock price and total stockholder return over the term of the TLG Promissory Notes including total stockholder return, volatility and risk-free interest. The fair value of the TLG Promissory Notes was estimated as of the issue date using the following assumptions in the Monte-Carlo simulation: expected price volatility for the Company’s stock of 25%; a risk free rate of 0.4%; and no dividend payments over the measurement period.

As of December 31, 2012, the fair value of the TLG Promissory Notes was estimated at approximately $17.9 million using the following assumptions in the Monte-Carlo valuation: expected price volatility for the Company’s stock of 15%; a risk free rate of 0.2%; and no dividend payments over the measurement period.

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

The second lease requires the Company to make annual payments, currently $328,128 (subject to increases due to increases in the Consumer Price Index), through December 2098. The Company has allocated both lease payments between the land and building based on their estimated fair values. The portion of the payments allocated to the building has been capitalized at the present value of the future minimum lease payments. The portion of the payments allocable to the land is treated as operating lease payments. The imputed interest rate on both of these leases is 8%, which is based on the Company’s incremental borrowing rate at the time the lease agreement was executed. The capital lease obligations related to the units amounted to approximately $6.1 million as of December 31, 2012 and 2011, respectively. Substantially all of the principal payments on the capital lease obligations are due at the end of the lease agreements.

The Company has also entered into capital lease obligations, which are immaterial to the Company’s consolidated financial statements, related to equipment at certain of the hotels.

(h) Restaurant Lease Note

As discussed in note 2, in August 2012, the Company acquired the leasehold interests in three restaurants at Mandalay Bay from an existing tenant for $15.0 million in cash at closing and the issuance of a principal only $10.6 million Restaurant Lease Note to be paid over seven years. The Restaurant Lease Note does not bear interest except in the event of default, as defined in the agreement. In accordance with ASC 470, Debt, the Company imputed interest on the Restaurant Lease Note, which was recorded at its fair value of $7.5 million as of the date of issuance. At December 31, 2012, the balance outstanding recorded on the Restaurant Lease Note is $7.4 million.

Principal Maturities

The following is a schedule, by year, of principal payments on notes payable (including capital lease obligations) as of December 31, 2012 (in thousands):

	Capital Lease Obligations and Debt Payable	Amount Representing Interest on Capital Lease Obligations	Principal Payments on Capital Lease Obligations and Debt Payable
2013	$506	$489	$17
2014	199,492	488	199,004
2015	168,910	488	168,422
2016	17,899	488	17,411
2017	489	488	1
Thereafter	186,693	33,925	152,768

	$573,989	$36,366	$537,623

The weighted average interest rate on all of the Company’s debt for the years ended December 31, 2012, 2011, and 2010 was 6.1%, 4.1% , and 4.7%, respectively.

8. Commitments and Contingencies

Hotel Development Related

In order to obtain long term management contracts, the Company has committed to contribute capital in various forms on hotel development projects. These include equity investments, key money, debt financing and cash flow guarantees to hotel owners. The cash flow guarantees generally have a stated maximum amount of funding and a defined term. The terms of the cash flow guarantees to hotel owners generally require the Company to fund if the hotels do not attain specified levels of operating profit. Oftentimes, cash flow guarantees to hotel owners may be recoverable as loans repayable to the Company out of future hotel cash flows and/or proceeds from the sale of hotels.

The following table details, as of December 31, 2012 and 2011, the Company’s key money, equity investment and debt financing commitments for hotels under development as well as potential funding obligations under cash flow guarantees at operating hotels and hotels under development at the maximum amount under the applicable contracts, but excluding contracts where the maximum amount cannot be determined (in thousands):

	As of December 31, 2012	As of December 31, 2011
Key money, equity investment and debt financing commitments (1)	$32,040	$25,040
Cash flow guarantees	33,600	—

Total maximum future funding commitments	$65,640	$25,040

Amounts due within one year	$—	$—

(1)	As of December 31, 2012, these commitments consist of key money commitments. The Company had no equity or debt financing commitments at December 31, 2012.

In December 2012, the Company agreed to allow the owners of Hudson London to extend their option period for converting an approximately $17.6 million cash flow guarantee, which would become effective once the hotel is opened, into a key money obligation of approximately $9.6 million. In the event the owners exercise such conversion option, the key money obligation could become due as early as 2013 once the owners finalize the capital plan.

As the Company pursues its growth strategy, it may continue to invest in new management agreements through key money, equity investments and cash flow guarantees. To fund any such future investments, the Company may from time to time pursue additional potential financing opportunities it has available.

In September 2012, the Company opened Delano Marrakech, a 71 room hotel in Marrakech, Morocco. The Company currently manages Delano Marrakech pursuant to a 15-year management agreement, with extension options. Through certain cash flow guarantees which stipulate certain minimum levels of operating performance, the Company may have potential future funding obligations related to Delano Marrakech, which are disclosed in the hotel commitments and guarantees table above.

The Company has signed management or license agreements for various hotels which are in the development stage. As of December 31, 2012, these include the following:

	Expected Room Count	Anticipated Opening	Initial Term
Hotels Currently Under Construction or Renovation:
Mondrian Doha	270	2014	30 years
Delano Las Vegas	1,117	2014	10 years	(1)
Mondrian London	360	2014	25 years
Mondrian Baha Mar	310	2015	20 years
Delano Moscow	160	2015	20 years
Other Signed Agreements:
Mondrian Istanbul	128	2015	20 years
Delano Aegean Sea	200	2015	20 years
Hudson London	234	2015	20 years
Highline, New York project	175	To be determined	15 years

(1)	Delano Las Vegas is subject to a license agreement pursuant to which the hotel will be managed by MGM.

Financing has not been obtained for some of these hotel projects, and there can be no assurances that all of these projects will be developed as planned. If adequate project financing is not obtained, these projects may need to be limited in scope, deferred or cancelled altogether, and to the extent the Company has previously funded key money, an equity investment or debt financing on a cancelled project, the Company may be unable to recover the amounts funded.

Other Guarantees to Hotel Owners

As discussed above, the Company has provided certain cash flow guarantees to hotel owners in order to secure management contracts.

The Company’s hotel management agreements for Royalton and Morgans contain cash flow guarantee performance tests that stipulate certain minimum levels of operating performance. These performance test provisions give the Company the option to fund a shortfall in operating performance limited to the Company’s earned base fees. If the Company chooses not to fund the shortfall, the hotel owner has the option to terminate the management agreement. As of December 31, 2012, approximately $1.0 million was recorded in accrued expenses and as a reduction to management fees related to these performance test provisions. The Company’s maximum potential amount of future fundings related to the Royalton and Morgans performance guarantee cannot be determined as of December 31, 2012, but under the hotel management agreements is limited to the Company’s base fees earned.

Operating Joint Venture Hotels Commitments and Guarantees

The following details obligations the Company has or may have related to its operating joint venture hotels as of December 31, 2012.

Mondrian South Beach Mortgage and Mezzanine Agreements. Morgans Group and affiliates of its joint venture partner have agreed to provide standard nonrecourse carve-out guaranties and provide certain limited indemnifications for the Mondrian South Beach mortgage and mezzanine loans. In the event of a default, the lenders’ recourse is generally limited to the mortgaged property or related equity interests, subject to standard nonrecourse carve-out guaranties for “bad boy” type acts. Morgans Group and affiliates of its joint venture partner also agreed to guaranty the joint venture’s obligation to reimburse certain expenses incurred by the lenders and indemnify the lenders in the event such lenders incur liability in connection with certain third-party actions. Morgans Group and affiliates of its joint venture partner have also guaranteed the joint venture’s liability for the unpaid principal amount of any seller financing note provided for condominium sales if such financing or related mortgage lien is found unenforceable, provided they shall not have any liability if the seller financed unit becomes subject to the lien of the lender’s mortgage or title to the seller financed unit is otherwise transferred to the lender or if such seller financing note is repurchased by Morgans Group and/or affiliates of its joint venture at the full amount of unpaid principal balance of such seller financing note. In addition, although construction is complete and Mondrian South Beach opened on December 1, 2008, Morgans Group and affiliates of its joint venture partner may have continuing obligations under construction completion guaranties until all outstanding payables due to construction vendors are paid. As of December 31, 2012, there are remaining payables outstanding to vendors of approximately $0.7 million. Pursuant to a letter agreement with the lenders for the Mondrian South Beach loan, the joint venture agreed that these payables, many of which are currently contested or under dispute, will not be paid from operating funds but only from tax abatements and settlements of certain lawsuits. In the event funds from tax abatements and settlements of lawsuits are insufficient to repay these amounts in a timely manner, the Company and its joint venture partner are required to fund the shortfall amounts.

The Company and affiliates of its joint venture partner also have each agreed to purchase approximately $14 million of condominium units under certain conditions, including an event of default. In the event of a default under the lender’s mortgage or mezzanine loan, the joint venture partners are each obligated to purchase selected condominium units, at agreed-upon sales prices, having aggregate sales prices equal to 1/2 of the lesser of $28.0 million, which is the face amount outstanding on the lender’s mezzanine loan, or the then outstanding principal balance of the lender’s mezzanine loan. The joint venture is not currently in an event of default under the mortgage or mezzanine loan. The Company has not recognized a liability related to the construction completion or the condominium purchase guarantees.

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

Mondrian SoHo opened in February 2011, and the Company is operating the hotel under a 10-year management contract with two 10-year extension options.

Ames. The development of the Ames hotel qualified for federal and state historic rehabilitation tax credits which were sold for approximately $16.9 million. In the event of foreclosure and certain other transfers, the Company is jointly and severally liable for certain federal historic tax credit recapture liabilities relating to these credits. These liabilities reduce over time, but as of December 31, 2012 were estimated at approximately $10.6 million, of which the Company’s pro rata share is $3.3 million.

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

Guaranteed Loans and Commitments

The Company has made guarantees to lenders and lessors of its owned and leased hotels, namely related to the Hudson 2012 Mortgage Loan, the Clift lease payments and the Delano Credit Facility, as discussed further in note 7.

Additionally, the Company is obligated to make future minimum lease payments for noncancelable leases, which the Company accounts for as operating leases. These operating leases include amounts related to the portion of the Hudson capital lease which are allocable to land, lease payments to hotel owners related to certain of our Owned F&B Operations, lease payments related to the Company’s three restaurants at Mandalay Bay, and our corporate office lease. Future minimum lease payments related to these operating leases in effect as of December 31, 2012 are as follows (in thousands):

	Land (See note 7)	Other
2013	$266	$4,349
2014	266	4,407
2015	266	4,435
2016	266	4,465
2017	266	4,496
Thereafter	21,035	8,108

Total	$22,365	$30,260

Future minimum lease payments do not include amounts for renewal periods or amounts that may need to be paid to landlords for real estate taxes, electricity and operating costs.

Management Fee on Restaurants

Prior to June 20, 2011, the Company owned a 50% interest in a series of restaurant joint ventures with affiliates of CGM for the purpose of establishing, owning, operating and/or managing restaurants, bars and other food and beverage operations at certain of the Company’s hotels. CGM, or an affiliated entity, managed the operations of the restaurant venture and earns a management fee typically equal to 3% of the gross revenues generated by the operation.

As a result of the CGM Transaction, the Company purchased from affiliates of CGM the 50% interest CGM owned in the restaurant joint venture. Affiliates of CGM have agreed to continue to manage the food and beverage operations at certain properties for a transitional period pursuant to short-term cancellable management agreements while the Company reassess its food and beverage concepts and strategies.

Multi-employer Retirement Plan

As of December 31, 2012, approximately 37.6% of the Company’s employees are subject to collective bargaining agreements. The Company is a participant, through these collective bargaining agreements, in multi-employer defined contribution retirement plans in New York and multi-employer defined benefit retirement plans in California and Massachusetts covering union employees. The Company is a participant, through collective bargaining agreements, in multi-employer defined benefit retirement plans in Las Vegas, Nevada related to certain TLG employees, and these expenses are reimbursed by various MGM affiliates in connection with the Company’s applicable management agreements.

The Company’s participation in these plans is outlined in the table below (in thousands):

Pension Fund	EIN/ Pension Plan Number	Pension Protection Act Zone Status, as of January 1,		Contributions
		2012	2011	2012	2011	2010
New York Hotel Trades Council and Hotel Association of New York City, Inc. Pension Fund	13-1764242/001	Yellow	Yellow	$1,309	$1,743	$1,776
Other				600	561	614

Total Contributions				$1,909	$2,304	$2,390

Eligible employees at the Company’s owned and managed hotels in New York City participate in the New York Hotel Trades Council and Hotel Association of New York City, Inc. Pension Fund. The Company contributions are based on a percentage of all union employee wages as dictated by the collective bargaining agreement that expires on June 30, 2019. The Company’s contributions did not exceed 5% of the total contributions to the pension fund in 2012, 2011, or 2010. The pension fund has implemented a funding improvement plan and the Company has not paid a surcharge.

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

Litigations Regarding Mondrian SoHo

On January 16, 2013, German American Capital Corporation, the lender for the mortgage loans on Mondrian SoHo (“GACC” or the “lender”), filed a complaint in the Supreme Court of the State of New York, County of New York against Sochin Downtown Realty, LLC, the joint venture that owns Mondrian SoHo (“Sochin JV”), Morgans Hotel Group Management LLC, the manager for the hotel (the “manager”), Morgans Group LLC, Happy Bar LLC and MGMT LLC, seeking foreclosure including, among other things, the sale the mortgaged property free and clear of the management agreement, entered into on June 27, 2007, as amended on July 30, 2010, between Sochin JV and the manager. According to the complaint, Sochin JV defaulted by failing to repay the approximately $217 million outstanding on the loans when they became due on November 15, 2012. Cape Advisors Inc. indirectly owns 80% of the equity interest in Sochin JV and Morgans Group LLC indirectly owns the remaining 20% equity interest. The Company intends to vigorously defend our rights, including to continue managing the property under its management agreement and related agreements. However, it is not possible to predict the outcome of the lawsuit.

On February 25, 2013, Sochin JV filed a complaint in the Court of Chancery of the State of Delaware against Morgans Hotel Group Management LLC and Morgans Group LLC, seeking, among other things, a declaration that plaintiff properly terminated the management agreement for the hotel and an award of damages in an amount to be determined, but alleged to exceed $10 million, plus interest. The management agreement has an initial term of 10 years, with two 10-year renewals, subject to certain conditions. The complaint alleges, among other things, mismanagement of the hotel and breach of the management agreement by the manager. The plaintiff also purports to terminate the management agreement under alleged agency principles. The suit was initiated on behalf of Sochin JV by Cape Advisors Inc., the Company’s joint venture partner. The Company intends to vigorously defend our rights, including to continue managing the property under its management agreement and related agreements. However, it is not possible to predict the outcome of the lawsuit.

Environmental

As a holder of real estate, the Company is subject to various environmental laws of federal and local governments. Compliance by the Company with existing laws has not had an adverse effect on the Company and management does not believe that it will have a material adverse impact in the future. However, the Company cannot predict the impact of new or changed laws or regulations.

9. Income Taxes

The provision for income taxes on income from operations is comprised of the following for the years ended December 31, 2012, 2011, and 2010 (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Current tax provision (benefit):
Federal	$—	$—	$—
State and city	268	686	83
Foreign	508	571	643

	776	1,257	726

Deferred tax provision (benefit):
Federal	—	—	186
State	—	—	(2,247)
Foreign	—	—	—

	—	—	(2,061)

Total tax provision	$776	$1,257	$(1,335)

Net deferred tax asset consists of the following (in thousands):

	As of December 31, 2012	As of December 31, 2011
Goodwill	$(20,470)	$(19,378)
Basis differential in property and equipment	(3,865)	(1,276)
Basis differential in consolidated subsidiaries	(369)	(2,130)
Management contract amortization	(13,671)	(16,074)

Total deferred tax liability	(38,375)	(38,858)

Stock compensation	31,390	29,709
Derivative instruments	—	19
Investment in unconsolidated subsidiaries	25,091	27,081
Designer fee payable	5,676	5,676
Other	276	253
TLG Promissory Note valuation	990	—
Convertible Notes	5,867	8,676
Deferred gain on sale of hotel assets	57,861	60,872
Net operating loss	126,881	95,448
Valuation allowance	(136,899)	(110,098)

Total deferred tax asset	117,133	117,636

Net deferred tax asset	$78,758	$78,778

The Company adjusted certain deferred tax balances as of December 31, 2011 relating to the true-up of the tax provision based on filed 2011 tax returns. The tax adjustments do not have an impact on the net deferred tax asset balance reported as of December 31, 2011.

The Company has federal, state and local net operating loss carryforwards (“NOL Carryforwards”). The Company’s federal NOL Carryforwards were approximately $282.6 million at December 31, 2012. These federal NOL Carryforwards are available to offset future federal taxable income, and will expire in 2030 and 2031. The Company has state and local NOL Carryforwards of approximately $385.7 million in aggregate at December 31, 2012. These state and local NOL Carryforwards are available to offset future taxable income in various states and localities and will expire in 2030 and 2031.

As of December 31, 2012, the Company also accumulated available foreign tax credits of $3.1 million, HIRE tax credit of $0.5 million and FICA tax credit of $1.5 million. These credits can be used to offset any federal taxes due in the future.

The Company has established a reserve on its deferred tax assets based on anticipated future taxable income and tax strategies which may include the sale of a property or an interest therein. The total reserve on the deferred tax assets for December 31, 2012 and 2011 was $136.9 million and $110.1 million, respectively.

A reconciliation of the statutory United States federal tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Federal statutory income tax rate	35%	35%	35%
State and city taxes, net of federal tax benefit	6%	7%	7%
Valuation allowance	-40%	-64%	-30%
Foreign taxes	-1%	-1%	-1%
Other including non deductible items	-1%	22%	-9%

Effective tax rate	-1%	-1%	2%

The Company has not identified any uncertain tax positions in accordance with ASC 740-10 (formerly FIN 48) and does not believe it will have any unrecognized tax positions over the next 12 months. Therefore, the Company has not accrued any interest or penalties associated with any unrecognized tax positions. The Company’s tax returns for the years 2011, 2010 and 2009 are subject to review by the Internal Revenue Service (“IRS”). The Company calculated its deferred tax asset true-up from the tax provision to the actual tax return filed with the IRS. The valuation allowance change in the rate reconciliation table includes net true-ups.

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

Total stock compensation expense, which is included in corporate expenses on the accompanying consolidated statements of comprehensive loss, was $4.5 million, $9.1 million, and $10.9 million for the years ended December 31, 2012, 2011, and 2010, respectively.

As of December 31, 2012 and 2011, there were approximately $4.1 million and $8.8 million, respectively, of total unrecognized compensation costs related to unvested share awards, excluding outstanding OPP LTIP Units, as discussed below. As of December 31, 2012, the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 1 year.

Restricted Stock Units

Annually, in 2012, 2011 and 2010, the Compensation Committee of the Board of Directors of the Company issued RSUs to employees under the Second Amended 2007 Incentive Plan, or its then applicable predecessor plan. All grants vest one-third of the amount granted on each of the first three anniversaries of the grant date so long as the recipient continues to be an eligible participant. The estimated fair value of each such RSU granted was based on the closing price of the Company’s common stock on the grant date.

Additionally, in 2012, 2011 and 2010, the Company issued RSUs to the Company’s non-employee directors under the Second Amended 2007 Incentive Plan, or its then applicable predecessor plan, which vested immediately upon grant. The fair value of each such RSU granted was based on the closing price of the Company’s common stock on the grant date. Also, in March 2011, the Company announced changes to its Board of Directors, including the addition of two new directors. As a result, on April 7, 2011 the Company issued an aggregate of 11,000 RSUs to the two newly appointed non-employee directors under the Amended 2007 Incentive Plan, which vested immediately upon grant. The fair value of each such RSU was based on the closing price of the Company’s common stock on the grant date.

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

In connection with the Company’s senior management changes announced in March 2011, the Compensation Committee of the Board of Directors of the Company issued 65,250 RSUs to the Company’s newly appointed Chief Development Officer under the Amended 2007 Incentive Plan on March 23, 2011 and issued 43,000 RSUs to the Company’s newly appointed Chief Operating Officer under the Amended 2007 Incentive Plan on April 4, 2011. The RSUs vest one-third of the amount granted on each of the first three anniversaries of the grant date so long as the recipient continues to be an eligible participant. The estimated fair value of each RSU granted was based on the closing price of the Company’s common stock on the grant date.

In addition to the above grants of RSUs, the Company has granted, or may grant, RSUs to certain executives, employees or non-employee directors as part of future annual equity grants or to newly hired or promoted employees from time to time. A summary of the status of the Company’s nonvested RSUs granted as of December 31, 2012 and 2011 and changes during the years ended December 31, 2012 and 2011, are presented below:

Nonvested Shares	RSUs	Weighted Average Fair Value
Nonvested at January 1, 2011	632,511	$7.89
Granted	434,097	8.46
Vested	(402,937)	8.06
Forfeited	(202,368)	7.34

Nonvested at December 31, 2011	461,303	$7.91

Granted	335,938	5.39
Vested	(290,612)	6.46
Forfeited	(81,394)	7.21

Nonvested at December 31, 2012	425,235	$7.03

Outstanding at December 31, 2012	648,894	$7.01

For the years ended December 31, 2012, 2011, and 2010, the Company expensed $1.9 million, $2.5 million, and $4.6 million, respectively, related to granted RSUs. As of December 31, 2012, there were 648,894 RSUs outstanding. At December 31, 2012, the Company has yet to expense approximately $1.9 million related to nonvested RSUs which is expected to be recognized over the remaining vesting period of the outstanding awards, as discussed above.

On February 28, 2013, the Compensation Committee of the Board of Directors issued an aggregate of 736,876 RSUs to certain executives and an aggregate of 234,400 RSUs to certain employees under the Second Amended 2007 Incentive Plan. All grants vest one-third of the amount granted on each of the first three anniversaries of the grant date so long as the recipient continues to be an eligible participant. The estimated fair value of each RSU granted was based on the closing price of the Company’s common stock on February 28, 2013, the grant date.

LTIP Units

As part of annual grants from time to time, or as determined appropriate, the Compensation Committee of the Board of Directors of the Company has issued LTIP Units to executives and non-employee directors under the Second Amended 2007 Incentive Plan, or its then applicable predecessor plan. The estimated fair value of each such LTIP Unit granted was based on the closing price of the Company’s common stock on the grant date.

On April 5, 2010, the Compensation Committee of the Board of Directors of the Company issued an aggregate of 409,703 LTIP Units to the Company’s executive officers under the Amended 2007 Incentive Plan. All grants vest one-third of the amount granted on each of the first three anniversaries of the grant date so long as the recipient continues to be an eligible participant. The estimated fair value of each such LTIP Unit granted was based on the closing price of the Company’s common stock on the grant date.

In connection with the Company’s senior management changes announced in March 2011, the Compensation Committee of the Board of Directors of the Company issued an aggregate of 200,000 LTIP units to the Company’s newly appointed Chief Executive Officer and Executive Chairman under the Amended 2007 Incentive Plan on March 20, 2011. The 125,000 LTIP units granted to the newly appointed Chief Executive Officer vest one-third of the amount granted on each of the first three anniversaries of the grant date so long as the recipient continues to be an eligible participant. The 75,000 LTIP units granted to the newly appointed Executive Chairman vested pro rata on a monthly basis over the 12 months beginning on the first monthly anniversary of the date of grant, so long as the recipient continues to be an eligible participant. The estimated fair value of each LTIP unit granted was based on the closing price of the Company’s common stock on the grant date.

On April 7, 2011, the Compensation Committee of the Board of Directors of the Company issued an aggregate of 100,000 LTIP units to the Company’s Chief Financial Officer and another senior executive under the Amended 2007 Incentive Plan. All grants vest one-third of the amount granted on each of the first three anniversaries of the grant date so long as the recipient continues to be an eligible participant. The estimated fair value of each such LTIP unit granted was based on the closing price of the Company’s common stock on the grant date.

On February 22, 2012 and in connection with the Executive Chairman’s employment agreement, the Compensation Committee of the Board of Directors of the Company issued 121,402 LTIP units to the Company’s Executive Chairman, which vest pro rata on a monthly basis over the 12 months beginning on April 20, 2012, so long as the recipient continues to be an eligible participant. The estimated fair value of each LTIP unit granted was based on the closing price of the Company’s common stock on the grant date.

In November 2012, Mr. Hamamoto, Executive Chairman of the Board, tendered his resignation from the Board of Directors and from his position as Executive Chairman, effective November 20, 2012. As such, all unvested LTIP Units issued to him were forfeited.

In addition to the above grants of LTIP Units, the Company has granted, or may grant, LTIP Units to certain executives or non-employee directors as part of future annual equity grants or to certain newly hired or promoted executives from time to time. A summary of the status of the Company’s nonvested LTIP Units granted as of December 31, 2012 and 2011 and changes during the years ended December 31, 2012 and 2011, are presented below:

Nonvested Shares	LTIP Units	Weighted Average Fair Value
Nonvested at January 1, 2011	894,210	$7.09
Granted	300,000	8.94
Vested	(904,108)	7.25
Forfeited	(11,412)	6.34

Nonvested at December 31, 2011	278,690	$8.62

Granted	121,402	5.56
Vested	(205,185)	7.14
Forfeited	(30,350)	5.56

Nonvested at December 31, 2012	164,555	$8.77

Outstanding at December 31, 2012	1,141,856	$14.76

For the years ended December 31, 2012, 2011, and 2010, the Company expensed $1.4 million, $4.4 million, and $4.8 million, respectively, related to granted LTIP Units. As of December 31, 2012, there were 1,141,856 LTIP Units outstanding. At December 31, 2012, the Company has yet to expense approximately $0.9 million related to nonvested LTIP Units which is expected to be recognized over the remaining vesting period of the outstanding awards, as discussed above.

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

In connection with Mr. Hamamoto’s resignation from the Board of Directors and from his position as Executive Chairman, effective November 20, 2012, his outstanding unvested stock options were forfeited. At his resignation, Mr. Hamamoto held a material amount of unvested stock options. As such, management applied an actual forfeiture rate to Mr. Hamamoto’s outstanding unvested stock option grants at the time of resignation. Due to the fact that only three named executive officers and Mr. Hamamoto held unvested stock, the Company believes this change in methodology is reasonable in order to appropriately state stock compensation expense for the outstanding unvested stock options held by three named executive officers subsequent to Mr. Hamamoto’s resignation.

In addition to the above grants of options to purchase common stock of the Company, the Company has granted, or may grant, options to purchase common stock to certain executives, employees or non-employee directors as part of future annual equity grants or to certain newly hired or promoted executives or employees from time to time. A summary of the Company’s outstanding and exercisable stock options granted as of December 31, 2012 and 2011 and changes during the years ended December 31, 2012 and 2011, are presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2011	1,506,337	$18.55	5.69	$—
Granted	1,300,000	9.11
Exercised	—
Forfeited or Expired	(481,597)	18.38

Outstanding at December 31, 2011	2,324,740	$13.30	6.51	$—

Granted	—
Exercised	—
Forfeited or Expired	(400,000)	8.87

Outstanding at December 31, 2012	1,924,740	$14.23	3.77	$—

Exercisable at December 31, 2012	1,458,074	$15.79	2.35	$—

For the years ended December 31, 2012, 2011, and 2010, the Company expensed $1.3 million, $1.6 million, and $1.6 million, respectively, related to granted stock options. At December 31, 2012, the Company has yet to expense approximately $1.3 million related to outstanding stock options which is expected to be recognized over the remaining vesting period of the outstanding awards, as discussed above.

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

Pursuant to the Outperformance Award Program, each of the Company’s newly hired senior managers, Messrs. Hamamoto, Gross, Flannery and Gery, had the right to receive, an award (an “Award”), in each case reflecting the participant’s right to receive a participating percentage (the “Participating Percentage”) in an outperformance pool if the Company’s total return to shareholders (including stock price appreciation plus dividends) increases by more than 30% (representing a compounded annual growth rate of approximately 9% per annum) over a three-year period from March 20, 2011 to March 20, 2014 (or a prorated hurdle rate over a shorter period in the case of certain changes of control), of a new series of outperformance long-term incentive units as described below, subject to vesting and the achievement of certain performance targets. Mr. Hamamoto, Executive Chairman of the Board, tendered his resignation from the Board of Directors and from his position as Executive Chairman, effective November 20, 2012. As such, all Awards issued to him were forfeited.

The total return to shareholders will be calculated based on the average closing price of the Company’s common shares on the 30 trading days ending on the Final Valuation Date (as defined below). The baseline value of the Company’s common shares for purposes of determining the total return to shareholders will be $8.87, the closing price of the Company’s common shares on March 18, 2011. The Participation Percentages granted to Messrs. Gross, Flannery and Gery are 35%, 10% and 10%, respectively. In addition, in February 2012, Messrs. Szymanski and Smail were each granted Participation Percentages of 5%, respectively. The Participation Percentage granted to Mr. Hamamoto prior to his departure from the Company was 35%.

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

As the Company has the ability to settle the vested OPP LTIP Units with cash, these Awards are not considered to be indexed to the Company’s stock price and must be accounted for as liabilities at fair value. As of December 31, 2012, the fair value of the OPP LTIP Units were approximately $0.7 million and compensation expense relating to these OPP LTIP Units is being recorded over the vesting period. The fair value of the OPP LTIP Units were estimated on the date of grant using the following assumptions in the Monte-Carlo valuation: expected price volatility for the Company’s stock of 50%; a risk free rate of 1.46%; and no dividend payments over the measurement period. The fair value of the OPP LTIP Units were estimated on December 31, 2012 using the following assumptions in the Monte-Carlo valuation: expected price volatility for the Company’s stock of 50%; a risk free rate of 0.34%; and no dividend payments over the measurement period.

Total stock compensation expense related to the OPP LTIP Units, which is included in corporate expenses on the accompanying consolidated statements of comprehensive loss, was immaterial for the years ended December 31, 2012 and 2011, respectively.

11. Preferred Securities and Warrants

On October 15, 2009, the Company entered into a Securities Purchase Agreement with the Yucaipa Investors. Under the agreement, the Company issued and sold to the Yucaipa Investors (i) $75.0 million of preferred stock comprised of 75,000 shares of the Company’s Series A Preferred Securities, $1,000 liquidation preference per share (the “Series A Preferred Securities”), and (ii) warrants to purchase 12,500,000 shares of the Company’s common stock at an exercise price of $6.00 per share (the “Yucaipa Warrants”).

The Series A Preferred Securities have an 8% dividend rate through October 15, 2014, a 10% dividend rate from October 15, 2014 to October 15, 2016, and a 20% dividend rate thereafter. The Company has the option to accrue any and all dividend payments. The cumulative unpaid dividends have a dividend rate equal to the dividend rate on the Series A Preferred Securities. As of December 31, 2012, the Company had undeclared and unpaid dividends of $22.1 million.

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

As discussed in note 2, the Yucaipa Warrants to purchase 12,500,000 shares of the Company’s common stock at an exercise price of $6.00 per share have a 7-1/2 year term and are exercisable utilizing a cashless exercise method only, resulting in a net share issuance. Until October 15, 2010, the Yucaipa Investors had certain rights to purchase their pro rata share of any equity or debt securities offered or sold by the Company. In addition, the $6.00 exercise price of the Yucaipa Warrants was subject to certain reductions if, any time prior to October 15, 2010, the Company issued shares of common stock below $6.00 per share. Per ASC 815-40-15, as the strike price was adjustable until the first anniversary of issuance, the Yucaipa Warrants were not considered indexed to the Company’s stock until that date. Therefore, through October 15, 2010, the Company accounted for the Yucaipa Warrants as liabilities at fair value. On October 15, 2010, the Yucaipa Investors’ rights under the Yucaipa Warrants’ exercise price adjustment expired, at which time the Yucaipa Warrants met the scope exception in ASC 815-10-15 and are accounted for as equity instruments indexed to the Company’s stock. At October 15, 2010, the Yucaipa Warrants were reclassified to equity and will no longer be adjusted periodically to fair value. The Yucaipa Investors’ right to exercise the Yucaipa Warrants to purchase 12,500,000 shares of the Company’s common stock expires in April 2017.

The exercise price and number of shares subject to the Yucaipa Warrants are both subject to anti-dilution adjustments.

The Yucaipa Investors have consent rights over certain transactions for so long as they collectively own or have the right to purchase through exercise of the Yucaipa Warrants 6,250,000 shares of the Company’s common stock, including (subject to certain exceptions and limitations):

•	the sale of substantially all of the Company’s assets to a third party;

•	the acquisition by the Company of a third party where the equity investment by the Company is $100 million or greater;

•	the acquisition of the Company by a third party; or

•	any change in the size of the Company’s Board of Directors to a number below 7 or above 9.

Subject to certain exceptions, the Yucaipa Investors could not transfer any Series A Preferred Securities, Yucaipa Warrants or common stock until October 15, 2012. The Yucaipa Investors are also subject to certain standstill arrangements as long as they beneficially own over 15% of the Company’s common stock.

In connection with the investment by the Yucaipa Investors, the Company paid to the Yucaipa Investors a commitment fee of $2.4 million and reimbursed the Yucaipa Investors for $600,000 of expenses.

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

The initial carrying value of the Series A Preferred Securities was recorded at its net present value less costs to issue on the date of issuance. The carrying value will be periodically adjusted for accretion of the discount. As of December 31, 2012, the value of the Series A Preferred Securities was $57.8 million, which includes cumulative accretion of $9.7 million.

The Company calculated the estimated fair value of the Yucaipa Warrants using the Black-Scholes valuation model, as discussed in note 2.

For so long as the Yucaipa Investors collectively own or have the right to purchase through exercise of the Yucaipa Warrants (assuming a cash rather than a cashless exercise) 875,000 shares of the Company’s common stock, the Company has agreed to use its reasonable best efforts to cause its Board of Directors to nominate and recommend to the Company’s stockholders the election of a person nominated by the Yucaipa Investors as a director of the Company and to use its reasonable best efforts to ensure that the Yucaipa Investors’ nominee is elected to the Company’s Board of Directors at each such meeting. If that nominee is not elected by the Company’s stockholders, the Yucaipa Investors have certain observer rights and, in certain circumstances, the dividend rate on the Series A Preferred Securities increases by 4% during any time that an Yucaipa Investors’ nominee is not a member of the Company’s Board of Directors. Effective October 15, 2009, the Yucaipa Investors nominated and the Company’s Board of Directors elected Michael Gross as a member of the Company’s Board of Directors. Effective March 20, 2011 when Mr. Gross was appointed Chief Executive Officer of the Company, the Yucaipa Investors’ nominated, and the Company’s Board of Directors elected, Ron Burkle as a member of the Company’s Board of Directors.

On April 21, 2010, the Company entered into a Waiver Agreement with the Yucaipa Investors, pursuant to which the Yucaipa Investors were permitted to purchase up to $88 million in aggregate principal amount of the Convertible Notes within six months of April 21, 2010 and subject to the limitations and conditions set forth therein. From April 21, 2010 to July 21, 2010, the Yucaipa Investors purchased $88 million of the Convertible Notes. In the event a Yucaipa Investor proposes to sell Convertible Notes at a time when the market price of a share of the Company’s common stock exceeds the then effective conversion price of the Convertible Notes, the Company is granted certain rights of first refusal for the purchase of the same from the Yucaipa Investors. In the event a Yucaipa Investor proposes to sell Convertible Notes at a time when the market price of a share of the Company’s common stock is equal to or less than the then effective conversion price of the Convertible Notes, the Company is granted certain rights of first offer to purchase the same from the Yucaipa Investors.

12. Related Party Transactions

The Company earned management fees, chain services fees and fees for certain technical services and has receivables from hotels it owns through investments in unconsolidated joint ventures. These fees totaled approximately $7.2 million, $11.3 million, and $18.3 million for the years ended December 31, 2012, 2011, and 2010, respectively.

As of December 31, 2012 and 2011, the Company had receivables from these affiliates of approximately $5.8 million and $4.1 million, respectively, which are included in related party receivables on the accompanying consolidated balance sheets.

As of December 31, 2012 and 2011, the TLG Promissory Notes due to Messrs. Sasson and Masi had aggregate fair values of approximately $17.9 million and $15.5 million, respectively, as discussed in note 7, which are included in debt and capital lease obligations on the accompanying consolidated balance sheets. During the years ended December 31, 2012 and 2011, the Company recorded $1.5 million and $0.1 million, respectively, of interest expense related to the TLG Promissory Notes.

TLG has entered into an agreement to manage Light, a nightclub at Mandalay Bay, to be owned by a venture that includes affiliates of the Yucaipa Investors and Andrew Sasson, a member of the Company’s Board of Directors. Light is expected to open in the first half of 2013. The Company did not incur any expenses related to Light during the year ended 2012.

13. Other Expenses

Restructuring and disposal costs

These expenses primarily relate to costs incurred related to the Company’s corporate restructuring initiatives, such as professional fees, litigation and settlement costs, executive terminations and severance costs related to such restructuring initiatives, and losses on asset disposals as part of major renovation projects. Certain prior year amounts have been reclassified to conform to the current year presentation. Restructuring and disposal costs consist of the following (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Restructuring costs	$3,993	$3,109	$532
Severance costs	2,845	4,797	584
Loss on asset disposal	13	669	83

	$6,851	$8,575	$1,199

Development costs

These expenses primarily relate to transaction costs, internal development payroll and other costs and pre-opening expenses incurred related to new concepts at existing hotel and the development of new hotels, and the write-off of abandoned development projects previously capitalized. Certain prior year amounts have been reclassified to conform to the current year presentation. Development costs consist of the following (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Transaction costs	$1,385	$1,233	$16
Internal development payroll and other	2,406	2,691	1,724
Pre-opening expenses	1,702	397	477
Abandoned development projects	290	1,395	500

	$5,783	$5,716	$2,717

14. Other Non-Operating Expenses

Other non-operating expenses primarily relate to costs associated with discontinued operations and previously owned hotels, both consolidated and unconsolidated, changes in the fair value of debt and equity instruments, miscellaneous litigation and settlement costs and other expenses that relate to the financing and investing activities of the Company. Other non-operating expenses consist of the following (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Litigation and settlement costs	$1,169	$4,127	$2,139
Unrealized loss on change in fair value of value of TLG Put option (note 2)	2,420	—	—
Other	319	505	1,874
Unrealized loss on change in value of Yucaipa warrants (note 11)	—	—	28,699

	$3,908	$4,632	$32,712

15. Discontinued Operations

In May 2006, the Company obtained a $40.0 million non-recourse mortgage and mezzanine financing on the former Mondrian Scottsdale, which accrued interest at LIBOR plus 2.3%, and for which Morgans Group had provided a standard non-recourse carve-out guaranty. In June 2009, the non-recourse mortgage and mezzanine loans matured and the Company discontinued subsidizing the debt service. The lender foreclosed on the property and terminated the Company’s management agreement related to the property with an effective termination date of March 16, 2010.

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

The following sets forth the discontinued operations of Mondrian Scottsdale and the property across the street from Delano South Beach for the years ended December 31, 2011 and 2010 (in thousands). The Company had no discontinued operations during the year ended December 31, 2012.

	Year Ended December 31, 2011	Year Ended December 31, 2010
Operating revenues	$—	$1,594
Operating expenses	(30)	(2,164)
Interest expense	—	(1,314)
Depreciation and amortization expense	—	(268)
Income tax benefit (expense)	(328)	600
Gain on disposal	843	17,820

Income from discontinued operations	$485	$16,268

16. Quarterly Financial Information (Unaudited)

The tables below reflect the Company’s selected quarterly information for the Company for the years ended December 31, 2012 and 2011 (in thousands, except per share data):

	Three Months Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Total revenues	$54,797	$44,036	$47,791	$43,295
Gain on asset sale	2,005	1,993	1,995	1,996
Loss before income tax expense	(12,298)	(15,720)	(13,396)	(14,301)
Net loss attributable to common stockholders	(15,256)	(18,513)	(16,111)	(16,931)
Net loss per share — basic/diluted attributable to common shareholders	(0.48)	(0.59)	(0.52)	(0.55)
Weighted-average shares outstanding — basic and diluted	31,565	31,208	31,261	30,900

	Three Months Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Total revenues	$52,033	$46,686	$54,209	$54,404
Gain on asset sale	1,457	1,101	620	—
Loss before income tax expense	(17,258)	(25,388)	(11,374)	(33,493)
(Loss) income from discontinued operations, net of taxes	—	—	(5)	490
Net loss attributable to common stockholders	(20,354)	(27,104)	(13,653)	(34,230)
Net loss per share — basic/diluted attributable to common shareholders	(0.66)	(0.89)	(0.45)	(1.10)
Weighted-average shares outstanding — basic and diluted	30,753	30,617	30,498	31,103

17. Deferred Gain on Asset Sales

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

In accordance with ASC 360-20, Property, Plant and Equipment, Real Estate Sales, the Company evaluated its accounting for the gain on sales, noting that the Company continues to have significant continuing involvement in the hotels as a result of long-term management agreements, which resulted in the Company continuing to have involvement in the hotels and sharing in risks and rewards of ownership. The Company recorded deferred gains of approximately $152.4 million related to the sales of Royalton, Morgans, Mondrian Los Angeles, and the Company’s equity interests in Morgans Europe, which are deferred and recognized over the initial term of the related management agreements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 5, 2013.

MORGANS HOTEL GROUP CO.

By:	/s/ MICHAEL J. GROSS

Name: Michael J. Gross
Title: Chief Executive Officer

Date: March 5, 2013

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

Signature	Title	Date
/s/ MICHAEL J. GROSS	Chief Executive Officer and Director	March 5, 2013
Michael J. Gross	(Principal Executive Officer)

/s/ RICHARD SZYMANSKI	Chief Financial Officer and Secretary	March 5, 2013
Richard Szymanski	(Principal Financial and Accounting Officer)

/s/ RON BURKLE	Director	March 5, 2013
Ron Burkle

/s/ ROBERT FRIEDMAN	Director	March 5, 2013
Robert Friedman

/s/ JEFFREY M. GAULT	Director	March 5, 2013
Jeffrey M. Gault

/s/ JASON TAUBMAN KALISMAN	Director	March 5, 2013
Jason Taubman Kalisman

/s/ THOMAS L. HARRISON	Director	March 5, 2013
Thomas L. Harrison

/s/ MICHAEL D. MALONE	Director	March 5, 2013
Michael D. Malone

/s/ ANDREW SASSON	Director	March 5, 2013
Andrew Sasson

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated May 11, 2006, by and among Morgans Hotel Group Co., MHG HR Acquisition Corp., Hard Rock Hotel, Inc. and Peter Morton (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 17, 2006)

2.2	First Amendment to Agreement and Plan of Merger, dated as of January 31, 2007, by and between Morgans Hotel Group Co., MHG HR Acquisition Corp., Hard Rock Hotel, Inc., (solely with respect to Section 1.6 and Section 1.8 thereof) 510 Development Corporation and (solely with respect to Section 1.7 thereof) Peter A. Morton (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 6, 2007)

3.1	Amended and Restated Certificate of Incorporation of Morgans Hotel Group Co. (incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on February 9, 2006)

3.2	Amended and Restated By-laws of Morgans Hotel Group Co. (incorporated by reference to Exhibit 3.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on February 9, 2006)

3.3	Certificate of Designations of Series of Preferred Stock Designated as Series A Preferred Securities of Morgans Hotel Group Co. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

4.1	Specimen Certificate of Common Stock of Morgans Hotel Group Co. (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on January 17, 2006)

4.2	Junior Subordinated Indenture, dated as of August 4, 2006, between Morgans Hotel Group Co., Morgans Group LLC and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 11, 2006)

4.3	Supplemental Indenture, dated as of November 2, 2009, by and among Morgans Group LLC, the Company and The Bank of New York Mellon Trust Company, National Association (as successor to JPMorgan Chase Bank, National Association), as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 4, 2009)

4.4	Amended and Restated Trust Agreement of MHG Capital Trust I, dated as of August 4, 2006, among Morgans Group LLC, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, and the Administrative Trustees Named Therein (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 11, 2006)

4.5	Amended and Restated Stockholder Protection Rights Agreement, dated as of October 1, 2009, between Morgans Hotel Group Co. and Mellon Investor Services LLC, as Rights Agent (including Forms of Rights Certificate and Assignment and of Election to Exercise as Exhibit A thereto and Form of Certificate of Designation and Terms of Participating Preferred Stock as Exhibit B thereto) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on October 2, 2009)

4.6	Amendment No. 1, dated as of October 15, 2009, to Amended and Restated Stockholder Protection Rights Agreement, dated as of October 1, 2009, between the Registrant and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

4.7	Amendment No. 2, dated as of April 21, 2010, to Amended and Restated Stockholder Protection Rights Agreement, dated as of October 1, 2009, between Morgans Hotel Group Co. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 22, 2010)

4.8	Amendment No. 3, dated as of October 3, 2012, to Amended and Restated Stockholder Protection Rights Agreement, dated as of October 1, 2009 and as amended on October 15, 2009 and April 21, 2010, between Morgans Hotel Group Co. and Computershare Shareowner Services LLC (f/k/a Mellon Investors Services LLC), as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 4, 2012)

Exhibit Number	Description
4.9	Indenture related to the Senior Subordinated Convertible Notes due 2014, dated as of October 17, 2007, by and among Morgans Hotel Group Co., Morgans Group LLC and The Bank of New York, as trustee (including form of 2.375% Senior Subordinated Convertible Note due 2014) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 17, 2007)

4.10	Registration Rights Agreement, dated as of October 17, 2007, between Morgans Hotel Group Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on October 17, 2007)

4.11	Form of Warrant for Warrants issued under Securities Purchase Agreement to Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

4.12	Warrant, dated October 15, 2009, issued to Yucaipa American Alliance Fund II, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

4.13	Warrant, dated October 15, 2009, issued to Yucaipa American Alliance Fund II, LLC (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

10.1	Amended and Restated Limited Liability Company Agreement of Morgans Group LLC (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.2	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of Morgans Group LLC, dated as of April 4, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)

10.3	Amendment No. 2 to Amended and Restated Limited Liability Company Agreement of Morgans Group LLC, dated as of September 15, 2011 and effective as of October 15, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

10.4	Amendment No. 3 to Amended and Restated Limited Liability Company Agreement of Morgans Group LLC, dated as of September 15, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

10.5	Registration Rights Agreement, dated as of February 17, 2006, by and between Morgans Hotel Group Co. and NorthStar Partnership, L.P. (incorporated by reference to Exhibit 99.9 to the Company’s Statement on Schedule 13D filed on February 27, 2006)

10.6	Indemnification Agreement, dated as of February 17, 2006, by and among Morgans Hotel Group Co., Morgans Hotel Group LLC, NorthStar Partnership, L.P. and RSA Associates, L.P. (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.7	Waiver Agreement, dated as of April 21, 2010, by and among Morgans Hotel Group Co., Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.8	Credit Agreement, dated as of July 28, 2011, by and among Morgans Group, LLC, Beach Hotel Associates LLC, Morgans Hotel Group Co., Deutsche Bank Securities Inc., Deutsche Bank Trust Company Americas, and the financial institutions initially signatory thereto and their assignees pursuant to Section 13.5 thereto (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

10.9	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of July 28, 2011, by Beach Hotel Associates LLC, to Deutsche Bank Trust Company Americas, for itself, the Issuing Bank and for each of the Lenders from time party to the Credit Agreement, dated as of July 28, 2011 ( incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

10.10	Security Agreement, dated as of July 28, 2011, from Beach Hotel Associates LLC to Deutsche Bank Trust Company Americas, for itself the Issuing Bank and for each of the Lenders from time to time party to the Credit Agreement, dated as of July 28, 2011 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

Exhibit Number	Description
10.11	Guaranty, dated as of July 28, 2011, by Morgans Hotel Group Co., Morgans Hotel Group Management LLC, in favor of Deutsche Bank Trust Company Americas for itself, the Issuing Bank and each of the Lenders under the Credit Agreement, dated as of July 28, 2011 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

10.12	Operating Agreement of Hudson Leaseco LLC, dated as of August 28, 2000, by and between Hudson Managing Member LLC and Chevron TCI, Inc. (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on December 7, 2005)

10.13	Lease, dated as of August 28, 2000, by and between Henry Hudson Holdings LLC and Hudson Leaseco LLC (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on December 7, 2005)

10.14	Ground Lease, dated October 14, 2004, by and between Geary Hotel Holding, LLC and Clift Holdings, LLC (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on December 7, 2005)

10.15	Amendment Number One to Ground Lease, dated September 17, 2010, by and among Hasina, LLC, a California limited liability company, Tarstone Hotels, LLC, a Delaware limited liability company, Kalpana, LLC, a California limited liability company, Rigg Hotel, LLC, a California limited liability company, and JRIA, LLC, a Delaware limited liability company, and Clift Holdings, LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.16	Limited Guaranty of Lease, dated September 17, 2010, by Morgans Group LLC, a Delaware limited liability company to and for the benefit of Hasina, LLC, a California limited liability company, Tarstone Hotels, LLC, a Delaware limited liability company, Kalpana, LLC, a California limited liability company, Rigg Hotel, LLC, a California limited liability company, and JRIA, LLC, a Delaware limited liability company ( incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.17	Lease, dated January 31, 1997, by and among Mrs. P. A. Allsopp, Messrs. M. E. R. Allsopp, W. P. Harriman and A. W. K. Merriam, and Burford (Covent Garden) Limited (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on December 7, 2005)

10.18	Confirmation of OTC Convertible Note Hedge, dated October 11, 2007, between Morgans Hotel Group Co. and Merrill Lynch Financial Markets, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 17, 2007)

10.19	Confirmation of OTC Convertible Note Hedge, dated October 11, 2007, between Morgans Hotel Group Co. and Citibank, N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 17, 2007)

10.20	Amended and Restated Confirmation of OTC Warrant Transaction, dated October 17, 2007, between Morgans Hotel Group Co. and Merrill Lynch Financial Markets, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on October 17, 2007)

10.21	Amended and Restated Confirmation of OTC Warrant Transaction, dated October 17, 2007, between Morgans Hotel Group Co. and Citibank, N.A. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on October 17, 2007)

10.22	Securities Purchase Agreement, dated as of October 15, 2009, by and among the Registrant and Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P. (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.23	Amendment No. 1 to Securities Purchase Agreement, dated as of December 11, 2009, by and among Morgans Hotel Group Co., Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 14, 2009)

10.24	Real Estate Fund Formation Agreement, dated as of October 15, 2009, by and between Yucaipa American Alliance Fund II, LLC and the Registrant (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

Exhibit Number	Description
10.25	Registration Rights Agreement, dated as of October 15, 2009, by and between the Registrant and Yucaipa American Alliance Fund II, L.P., Yucaipa American Alliance (Parallel) Fund II, L.P. and Yucaipa American Alliance Fund II, LLC (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.26	Purchase and Sale Agreement, dated as of April 3, 2011, by and among Morgans Holdings LLC and Madison 237 Hotel, L.L.C. (Morgans New York) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

10.27	Purchase and Sale Agreement, dated as of April 3, 2011, by and among Royalton, LLC and Royalton 44 Hotel, L.L.C. (Royalton New York) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

10.28	Purchase and Sale Agreement, dated as of April 22, 2011, by and among Mondrian Holdings LLC and Wolverines Owner, LLC (Mondrian Los Angeles) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

10.29	Agreement for the Acquisition of Morgans Hotel Group Europe Limited, dated October 7, 2011, between Royalton Europe Holdings LLC, Walton MG London Hotels Investors V, L.L.C., Walton Street Real Estate Fund V, L.P., Morgans Group LLC and Capital Hill Hotels Limited (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

10.30	Master Purchase Agreement, dated as of November 17, 2011, by and among Sasson Masi F&B Holdings, LLC, Sasson Masi Nightlife Holdings, LLC, Andrew Sasson, Andy Masi, TLG Acquisition LLC, and Morgans Group LLC (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

10.31	Securities Purchase Agreement, dated as of November 30, 2011, by and between Zabeel Investments Inc., Zabeel Investments (L.L.C.), TLG Acquisition LLC, and Morgans Group LLC (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

10.32*	Loan Agreement, dated as of November 14, 2012, between UBS Real Estate Securities Inc., Henry Hudson Holdings LLC, 58th Street Bar Company LLC and Hudson Leaseco LLC.

10.33*	Consolidated, Amended and Restated Fee and Leasehold Mortgage and Security Agreement, dated as of November 14, 2012, by Henry Hudson Holdings LLC, Hudson Leaseco LLC and 58th Street Bar Company LLC for the benefit of UBS Real Estate Securities, Inc.

10.34†	Employment Agreement dated as of February 14, 2006, by and between W. Edward Scheetz and Morgans Hotel Group Co. (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.35†	Separation Agreement and Release, dated as of September 19, 2007, between W. Edward Scheetz and Morgans Hotel Group, Inc. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on September 20, 2007)

10.36†	Employment Agreement, effective as of December 10, 2007, by and between Morgans Hotel Group Co. and Fred J. Kleisner (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 14, 2007)

10.37†	Amendment No. 1 to Employment Agreement for Fred J. Kleisner, effective as of December 31, 2008, by and between Morgans Hotel Group Co. and Fred J. Kleisner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 7, 2009)

10.38†	Amendment No. 2 to Employment Agreement for Fred J. Kleisner, effective as of April 21, 2009, by and between Morgans Hotel Group Co. and Fred J. Kleisner (incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009)

10.39†	Amendment No. 3 to the Employment Agreement for Fred J. Kleisner, effective as of March 31, 2010, between Morgans Hotel Group Co. and Fred J. Kleisner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 15, 2010)

10.40†	Amendment No. 4 to the Employment Agreement for Fred J. Kleisner, effective as of December 13, 2010, between Morgans Hotel Group Co. and Fred J. Kleisner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2010)

Exhibit Number	Description
10.41†	Amended and Restated Employment Agreement, effective as of April 1, 2008, by and between Morgans Hotel Group Co. and Marc Gordon (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 17, 2008)

10.42†	Separation Agreement and Release, dated as of March 20, 2011, between Marc Gordon and Morgans Hotel Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.43†	Employment Agreement, effective as of October 1, 2007, by and between Morgans Hotel Group Co. and Richard Szymanski (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 30, 2007)

10.44†	Amendment No. 1 to Employment Agreement for Richard Szymanski, effective as of December 31, 2008, by and between Morgans Hotel Group Co. and Richard Szymanski (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 7, 2009)

10.45†	Employment Agreement, effective as of March 20, 2011, between Morgans Hotel Group Co. and David Hamamoto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.46†	Amendment No. 1 to Employment Agreement, effective as of February 26, 2012, between Morgans Hotel Group Co. and David Hamamoto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

10.47†	Employment Agreement, effective as of March 20, 2011, between Morgans Hotel Group Co. and Michael Gross (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.48†	Amendment No. 1 to the Employment Agreement for Michael Gross, dated February 28, 2013, by and between Morgans Hotel Group Co. and Michael Gross (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 4, 2013).

10.49†	Employment Agreement, effective as of March 23, 2011, between Morgans Hotel Group Co. and Yoav Gery (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.50†	Amendment No. 1 to the Employment Agreement for Yoav Gery, dated February 28, 2013, by and between Morgans Hotel Group Co. and Yoav Gery (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 4, 2013).

10.51†	Employment Agreement, effective as of April 4, 2011, between Morgans Hotel Group Co. and Daniel Flannery (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.52†	Amendment No. 1 to the Employment Agreement for Daniel Flannery, dated February 28, 2013, by and between Morgans Hotel Group Co. and Daniel Flannery (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 4, 2013).

10.53†	Morgans Hotel Group Co. Amended and Restated 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

10.54†	Form of Morgans Hotel Group Co. RSU Award Agreement (Directors) (incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.55†	Form of Morgans Hotel Group Co. RSU Award Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.56†	Form of Morgans Hotel Group Co. Stock Option Award Agreement (Directors) (incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.57†	Form of Morgans Hotel Group Co. Stock Option Award Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.58†	Form of Morgans Hotel Group Co. LTIP Unit Vesting Agreement (Directors) (incorporated by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.59†	Form of Morgans Hotel Group Co. LTIP Unit Vesting Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.66 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.60†	Form of Morgans Hotel Group Co. 2011 Outperformance Plan Award Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

Exhibit Number	Description
10.61†	Form of Morgans Hotel Group Co. 2011 Executive Promoted Interest Bonus Pool Award Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

21.1*	Subsidiaries of the Registrant

24.1	Power of attorney (included on the signature page hereof)

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.LAB†	XBRL Taxonomy Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Denotes a management contract or compensatory plan, contract or arrangement.