Form 10-K/A
period 2012-12-31
Morgans Hotel Group Co.
filed 2013-04-30
CIK 1342126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

As of April 29, 2013, the registrant had issued and outstanding 32,418,558 shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Morgans Hotel Group Co. (the “Company,” “we,” “us,” “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, originally filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2013 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Filing is hereby amended and restated in its entirety, with the only changes being the addition of Exhibits 31.3 and 31.4 filed herewith and related footnotes. This Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICER BIOGRAPHIES

The following are our current executive officers:

Name	Age	Position
Michael J. Gross	37	Chief Executive Officer
Richard T. Szymanski	56	Chief Financial Officer
Daniel R. Flannery	50	Executive Vice President, Chief Operating Officer
Yoav Gery	44	Executive Vice President, Chief Development Officer

Set forth below are biographical summaries of certain of our executive officers as of April 29, 2013. The biographical information for our other executive officer, Michael J. Gross, our Chief Executive Officer, is set forth below under “— Director Biographies.” Executive officers are elected by and serve at the discretion of our Board of Directors (the “Board”).

Richard T. Szymanski has been our Chief Financial Officer since he joined the Company in 2005. From 2003 to 2004, Mr. Szymanski was the Senior Vice President and Chief Financial Officer of Prime Hospitality LLC and its predecessor, Prime Hospitality Corp. From 1986 to 2003, Mr. Szymanski held a number of senior positions at Prime Hospitality Corp. and its predecessor, including Vice President of Finance and Vice President and Corporate Controller. Mr. Szymanski previously worked for Ernst & Young from 1979 to 1986 in several positions including audit manager. Mr. Szymanski received a Bachelor of Science degree in accounting from Rutgers University.

Daniel R. Flannery has been our Executive Vice President, Chief Operating Officer since he joined the Company in April 2011. Prior to joining our Company, Mr. Flannery was the Vice President and Managing Director for Marriott International, Inc. from January 2009 to April 2011, where he led the company’s efforts to develop and implement all operating, brand, design, sales, marketing and public relations strategies as well as recruiting and pre-opening efforts for the Marriott brand EDITION’s first hotels. Before that, Mr. Flannery spent seven years at the Ritz-Carlton Hotel Company, a wholly-owned subsidiary of Marriott International, as its General Manager and Area Vice President for New York, New York and Boston, Massachusetts from September 2002 to January 2009. He previously served on the executive committee and board of directors for the Tisch Center for Hospitality, Tourism and Sports Management at New York University, the Dean’s Advisory Council for the Smith School of Business at the University of Maryland, and the board of directors for The Hotel Association of New York City and was a distinguished lecturer for the New York University Brener Lecture Series. Mr. Flannery received a Bachelor of Science from The Smith School of Business at The University of Maryland.

Yoav Gery has been our Executive Vice President, Chief Development Officer since he joined the Company in March 2011. Prior to joining our Company, Mr. Gery served in various executive positions at Marriott International, Inc., including Vice President of Lodging Development from October 2005 to August 2007, Senior Vice President of Lodging Development from August 2007 to May 2010, and most recently as the Chief Development Officer for full service hotels in North America from May 2010 to March 2011, where he led the company’s full service development group in the United States and Canada. While at Marriott, Mr. Gery also helped launch the EDITION brand for Marriott and oversaw the global development efforts for that brand, including projects in the Americas, Europe, the Middle East and Asia. Mr. Gery received an AB degree from Duke University and a JD from George Washington University National Law Center.

Set forth below is the biographical summary of David Hamamoto, who was our Executive Chairman during 2012 until his departure on November 20, 2012.

David T. Hamamoto was our Executive Chairman and one of our Directors during 2012 until his departure in November 2012. Mr. Hamamoto was Chairman of our Board of Directors from February 2006 to March 2011, when he was appointed our new Executive Chairman. Mr. Hamamoto is the Chairman of the Board of NorthStar Realty Finance Corp. and has served as its Chief Executive Officer since October 2004 and as its President from October 2004 to April 2011. In July 1997, Mr. Hamamoto co-founded NorthStar Capital Investment Corp., the predecessor to NorthStar Realty Finance Corp., for which he served as Co-Chief Executive Officer until October 2004. From 1983 to 1997, Mr. Hamamoto worked for Goldman, Sachs & Co. where he was co-head of the Real Estate Principal Investment Area and general partner of the firm between 1994 and 1997. During Mr. Hamamoto’s tenure at Goldman, Sachs & Co., he initiated the firm’s effort to build a real estate principal investment business under the auspices of the Whitehall Funds. Mr. Hamamoto received a Bachelor of Science from Stanford University and a Master of Business Administration from the Wharton School of Business at the University of Pennsylvania.

DIRECTOR BIOGRAPHIES

Set forth below are descriptions of the backgrounds and principal occupations of each of our directors. The age and other information of each director are as of April 29, 2013.

Name	Age	Current Position with Morgans Hotel Group Co.
Michael J. Gross	37	Chief Executive Officer and Director
Ronald W. Burkle	60	Director
Robert Friedman	57	Director
Jeffrey M. Gault	67	Director
Thomas L. Harrison	65	Director
Jason T. Kalisman	34	Director
Michael D. Malone	59	Director
Andrew Sasson	43	Director

Michael J. Gross is our Chief Executive Officer and one of our Directors. Mr. Gross originally joined our Board of Directors in October 2009 as a nominee of Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P. Mr. Gross remained the Yucaipa designee until he discontinued his relationship with Yucaipa and was appointed our Chief Executive Officer in March 2011. He also served as a member of our Corporate Governance and Nominating Committee until his appointment as our Chief Executive Officer in March 2011. He has concentrated on sourcing opportunities for various Yucaipa investment funds since 2008. From 1998 to 2007, Mr. Gross focused on consumer and real estate companies with various investment and research roles at Prentice Capital Management, S.A.C. Capital Advisors, LLC, Lehman Brothers Inc., Salomon Smith Barney and Granite Partners. Mr. Gross graduated with a Bachelor of Science from Cornell University’s School of Hotel Administration.

Mr. Gross brings to the Board his valuable expertise in the real estate and investment industries, his extensive experience as an analyst of public companies in the retail, consumer and real estate industries, as well as his experience serving on the boards of other public companies.

Ronald W. Burkle has been one of our Directors since March 2011. Mr. Burkle is Managing Partner of The Yucaipa Companies, a private investment firm, which he founded in 1986. Mr. Burkle has served as Chairman of the Board and controlling shareholder of numerous companies including Alliance Entertainment, a distributor of music, movies and game software, Golden State Foods, and supermarket chains Dominick’s, Fred Meyer, Ralph’s and Food4Less. Mr. Burkle is Co-Chairman of the Burkle Center for International Relations at UCLA, a trustee of the Carter Center, the National Urban League and AIDS Project Los Angeles and a member of the board of directors of the Frank Lloyd Wright Building Conservancy. Mr. Burkle served as a director of the following public companies: Occidental Petroleum Corp. from 1999 to 2010, Yahoo! Inc. from 2001 to 2010 and KB Home Corporation from 1995 to 2010.

Mr. Burkle brings to the Board his valuable business expertise in a wide variety of areas, as well as his experience serving on the boards of numerous public and private companies.

Mr. Burkle was appointed to the Board in March 2011 as a designee of the Yucaipa investors, pursuant to certain arrangements we entered into with the Yucaipa investors in October 2009 providing Yucaipa the right to designate one of our directors. Previously, Mr. Gross had been the designee of the Yucaipa investors, until he was appointed our Chief Executive Officer, at which time he discontinued his relationship with Yucaipa. For so long as Yucaipa investors collectively own or have the right to purchase through exercise of warrants 875,000 shares of our common stock, we have agreed to use our reasonable best efforts to cause our Board to nominate and recommend to our stockholders the election of a person nominated by the Yucaipa investors as a director and to use our reasonable best efforts to ensure that the Yucaipa investors’ nominee is elected to our Board at each such meeting. If that nominee is not elected by our stockholders, the Yucaipa investors have certain observer rights and, in certain circumstances, dividend rights on their Series A preferred securities.

Robert Friedman is a Co-Chairman of our Compensation Committee and a member of our Corporate Governance and Nominating Committee, and has been one of our Directors since February 2006. Mr. Friedman was President of Media & Entertainment for @Radical Media, a multi-disciplinary integrated media company, from 2003 to 2012. From 1991 to 2003, Mr. Friedman held a variety of senior positions at AOL Time Warner, including as Head of Corporate Marketing for Time Warner and President of AOL, Interactive Marketing & TV. Mr. Friedman was President of New Line TV and Co-Chairman of Worldwide Theatrical Marketing, Licensing and Merchandising. Mr. Friedman was a member of the original development team of MTV Networks from 1981 to 1989. He also serves on the boards of directors of Vassar College, Columbia Business School, The Mount Sinai Medical Center and The Big Apple Circus. Mr. Friedman received a Bachelor of Arts from Vassar College and a Master of Business Administration from Columbia University, where he was the 2009 commencement speaker for the Columbia Business School.

Mr. Friedman brings to the Board his wealth of experience in the media, communications and marketing industries. His experience and expertise in these areas provide our Board with a valuable resource to keep the Morgans brand competitive in the boutique hotel industry. Mr. Friedman also brings a fresh outside perspective due to his background in communications and marketing, adding to the diversity and strength of our Board.

Jeffrey M. Gault, AIA, is a member of our Audit Committee and Chairman of our Corporate Governance and Nominating Committee, and has been one of our Directors since December 2007. Since January 2012, Mr. Gault has served as the President and Chief Executive Officer of Americold, a privately-owned global leader in temperature-controlled warehousing and logistics to the food industry. Americold is owned, in part, by affiliates of The Yucaipa Companies, one of the Company’s largest stockholders. Since 1991, Mr. Gault has owned, controlled and has been the Chairman and CEO of Solus Property Company, which holds certain commercial real estate investments. He previously served as Division President of KB Urban, a division of KB Home, from September 2005 to June 2007. His more than 30 years of experience in real estate development and investment activities also includes senior positions with Empire Companies, a Southern California land developer, where he was President and Chief Operating Officer from May 2002 to March 2005; Helios Partners, an affiliate of the Pritzker family interests of Chicago, where he was managing partner from 1994 to 1998; Sun America Realty Partners, an affiliate of Sun America, Inc., where he was managing principal from 1990 to 1994; and Home Savings of America, F.A., where he was Executive Vice President and Director of Real Estate from 1985 to 1990. Mr. Gault earned a Bachelor’s Degree in Architecture from the University of California at Berkeley and has a Master’s Degree in Environmental Design from Yale University’s School of Architecture. Mr. Gault is a licensed architect and general building contractor in the State of California, a member of the American Institute of Architects (“AIA”), and Urban Land Institute, and the former Chairman of the Fisher Center Policy Advisory Board at the University of California at Berkeley. Mr. Gault attended and received certification from the UCLA Director Education and Certification Program for best practices in board supervision of organizational strategy, structure and succession for public companies.

Mr. Gault brings to the Board his extensive background in architecture, real estate development, and construction, as well as his expertise in investment and financial accounting matters. In particular, Mr. Gault provides the Board with valuable counsel, advice and expertise with respect to hotel development projects of the Company.

Thomas L. Harrison is a member of our Compensation Committee and Corporate Governance and Nominating Committee and Chairman of the Audit Committee, and has been one of our Directors since February 2006. Mr. Harrison is Chairman of Diversified Agency Services (“DAS”), a group of marketing services companies. A division of the Omnicom Group Inc., DAS provides a broad range of marketing communication services. Mr. Harrison was the President of DAS from 1997 to 1998, and was Chairman and Chief Executive Officer from 1998 to 2011. Prior to joining DAS, Mr. Harrison was co-founder and Chairman of Harrison & Star Business Group. Mr. Harrison is a member of the Executive Committee of the Montefiore Hospital, a fellow of the New York Academy of Medicine and a member of the Dean’s counsel of The Steinhardt School at New York University. Mr. Harrison serves on the boards of ePocrates, The Lymphoma Research Foundation and several marketing services companies. He has served as co-chairman of the New York Chapter of the U.S. Olympic Committee. Mr. Harrison is the author of “INSTINCT Tapping Your Entrepreneurial DNA to Achieve Your Business Goals.” Mr. Harrison holds an advanced degree in cell biology and physiology from West Virginia University and received a Doctorate of Humane Letters from West Virginia University.

Mr. Harrison brings to the Board his financial expertise and a wealth of entrepreneurial experience in the communications and marketing industries. Mr. Harrison provides the Board with valuable insight into financial and accounting matters and brings a fresh outside perspective due to his background in communications and marketing, adding to the diversity and strength of our Board.

Jason T. Kalisman, CFA, was a member of our Corporate Governance and Nominating Committee through March 18, 2013 and has been one of our Directors since March 2011. Mr. Kalisman is the Managing Partner of Talisman Group Investments, LLC, a hedge fund, and a Founding Member of OTK Associates, LLC, which is our largest stockholder. Prior to founding Talisman Group Investments in 2012, Mr. Kalisman was a Vice President of GEM Realty Capital, Inc., an integrated global real estate investment firm focusing on publicly traded real estate securities and private-market real estate assets, from 2009 to 2012, and an associate in both the Real Estate and Structured Products Group at The Goldman Sachs Group, Inc., a global investment banking and management firm, from 2001 to 2007. Mr. Kalisman received a Bachelor of Arts in Economics from Harvard College and a Masters of Business Administration from the Stanford Graduate School of Business, and has earned the right to use the Chartered Financial Analyst designation.

Mr. Kalisman brings to the Board his valuable expertise in the real estate and investment industries, as well as in corporate finance matters.

Michael D. Malone is a member of our Audit Committee and a Co-Chairman of our Compensation Committee, and has been one of our Directors since January 2008. In February 2012, Mr. Malone was appointed to the board of directors of Nationstar Mortgage Holdings Inc., a publicly-traded non-bank residential mortgage servicer and an affiliate of Fortress Investment Group LLC, a global alternative investment and asset management firm. In November 2012, Mr. Malone was appointed to the board of Walker & Dunlop, Inc., a commercial real estate finance company. From February 2008 to February 2012, Mr. Malone served as the Managing Director of Fortress Investment Group LLC, where he was in charge of the Charlotte, NC office and responsible for the business of the capital formation group in the southeast and southwest regions of the United States. Mr. Malone retired from Bank of America in November 2007, after nearly 24 years of service as Senior Executive Banker and Managing Director. Over those years, Mr. Malone worked in and ran a number of investment banking businesses for the bank and its subsidiary, Banc of America Securities, including real estate, gaming, lodging, leisure, and the financial sponsors businesses. Mr. Malone received a Bachelor of Science degree in General Studies from the University of Kentucky.

Mr. Malone brings to the Board his valuable experience and expertise in the financial and real estate industries. The Board draws on Mr. Malone’s knowledge and experience in these fields for strategic direction and counsel.

Andrew Sasson has been one of our Directors since November 2011. Mr. Sasson is founder of The Light Group, a private lifestyle food and beverage business that opened its first venue in Las Vegas in December 2001. The Light Group currently operates numerous venues in Las Vegas under management agreements with MGM Resorts International and its affiliates, including nightclubs, restaurants, pool lounges and bars. On November 30, 2011, Mr. Sasson’s interest in The Light Group and certain related affiliates was acquired by a subsidiary of the Company (the “Light Group Transaction”). Prior to founding The Light Group in 2001, Mr. Sasson founded Jet Lounge (1996) and the Light lounge (2000) in New York City, as well as the Jet East nightclub (1997) in Southampton, New York. In addition, Mr. Sasson previously served as a director of India Hospitality Corp., an Indian hospitality and leisure company, from June 2006 to April 2010.

Mr. Sasson brings to the Board over 15 years of experience in the hospitality industry and particularly valuable expertise in the food and beverage community.

Mr. Sasson was appointed to the Board pursuant to a one-year consulting agreement the Company entered into with Mr. Sasson in connection with the Light Group Transaction. The Company agreed to appoint Mr. Sasson to the Board and to cause Mr. Sasson to be nominated for election to the Board at the Company’s 2012 annual meeting of stockholders. Had Mr. Sasson not been elected to the Board, certain promissory notes in an aggregate amount of $18 million held by Mr. Sasson and the Chief Executive Officer of The Light Group would have accelerated and become immediately due and payable. The consulting agreement expired pursuant to its terms on November 30, 2012.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires that our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC and Nasdaq. These reporting persons are required by the SEC to furnish us with copies of all Forms 3, 4 and 5 that they file.

Based solely on our review of the copies of such forms received by us, and/or on written representations from certain reporting persons that they were not required to file a Form 5 for the fiscal year, we believe that our executive officers, directors and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements applicable to them with respect to transactions during 2012.

CODE OF ETHICS AND CODE OF BUSINESS CONDUCT

We have adopted a Code of Ethics, which is applicable to all of our directors, officers, including our principal executive officer, principal financial officer and principal accounting officer, and employees. This code is intended to:

•	promote honest and ethical conduct, including fair dealing and the ethical handling of conflicts of interest;

•	promote full, fair, accurate, timely and understandable disclosure;

•	promote compliance with applicable laws and governmental rules and regulations;

•	ensure the protection of the Company’s legitimate business interests, including corporate opportunities, assets and confidential information; and

•	deter wrongdoing.

We have also adopted a Code of Business Conduct, which is applicable to all of our directors, officers and employees. This code covers areas of professional conduct, including honest and candid conduct, conflicts of interest, disclosure, compliance with all applicable laws, rules and regulations, corporate opportunities, confidentiality, fair dealing and the protection and proper use of Company assets.

We have posted both our Code of Ethics and Code of Business Conduct to our website at www.morganshotelgroup.com and intend to promptly post any waiver or amendment of our Code of Ethics that applies to our principal executive officer, principal financial officer or principal accounting officer to our website.

In addition to the Code of Ethics and Code of Business Conduct, our Audit Committee has in place a whistleblower reporting procedure that enables it to receive, retain and treat complaints received regarding accounting, internal accounting controls or auditing matters. The procedures in place permit our employees to confidentially and anonymously submit their concerns regarding questionable accounting or auditing matters directly to the Audit Committee. Upon receiving a concern or complaint pursuant to these procedures, the Audit Committee chair will:

•	either call a meeting of the Audit Committee or add the complaint to the agenda for discussion at the next regularly scheduled Audit Committee meeting, depending upon the apparent urgency of the matter;

•	review the complaint to determine whether the complaint raises a material concern;

•	investigate or have a designee investigate each concern or complaint; and

•	review the results of the investigation and communicate the findings and recommendations to the full Board.

BOARD COMMITTEES

The Board has a standing Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee. All members of the committees described below are “independent” under Nasdaq rules as discussed under “Item 13 — Certain Relationships and Related Transactions, and Director Independence — Director Independence.”

The table below provides membership information for each of the Board committees as of April 29, 2013:

Name	Audit Committee		Compensation Committee		Corporate Governance and Nominating Committee(1)
Robert Friedman			X	**	X
Jeffrey M. Gault	X	†			X	*
Thomas L. Harrison	X	*†	X		X
Michael D. Malone	X	†	X	**

(1)	Mr. Kalisman was a member of our Corporate Governance and Nominating Committee through March 18, 2013. Mr. Harrison was appointed to the Corporate Governance and Nominating Committee on March 18, 2013.
*	Chairman
**	Co-Chairman
†	Audit Committee Financial Expert

Audit Committee

Our Audit Committee currently consists of Messrs. Harrison (Chairman), Gault and Malone. Pursuant to its charter, the committee is responsible for, among other things, (i) overseeing management’s maintenance of the reliability and integrity of our financial reporting and disclosure practices, (ii) overseeing management’s establishment and maintenance of processes to assure that an adequate system of internal control is functioning, (iii) overseeing management’s establishment and maintenance of processes to assure our compliance with all applicable laws, regulations and corporate policy, (iv) reviewing our annual and quarterly financial statements prior to their filing or prior to the release of earnings, (v) reviewing the performance of the independent public accounting firm, (vi) appointing, retaining or terminating the independent public accounting firm, and (vii) pre-approving all audit, audit-related and other services, if any, to be provided by the independent public accounting firm. The Board has designated each of Messrs. Gault, Harrison and Malone as our audit committee financial experts as that term is defined by the SEC and has determined that each is “independent” as that term is defined by Nasdaq. See “Director Biographies” for information regarding their financial expertise and business background. The Audit Committee has the power to investigate any matter brought to its attention within the scope of its duties and to retain counsel for this purpose where appropriate. Our Audit Committee met six times in 2012.

Compensation Committee

Our Compensation Committee currently consists of Messrs. Friedman (Co-Chairman), Malone (Co-Chairman) and Harrison. Pursuant to its charter, our Compensation Committee is responsible for, among other things:

•	reviewing and approving the corporate goals and objectives relevant to the compensation paid to our CEO, evaluating the CEO’s performance in light of these goals and objectives and, either as a committee or with the other independent directors of the Board, determining the CEO’s compensation;

•	determining the compensation paid to the other executive officers of the Company;

•	overseeing and administering our incentive compensation plans and programs;

•	reviewing and approving any severance or termination payments or benefits, as well as any perquisites or other personal benefits provided to the executive officers of the Company;

•	overseeing and assisting the Company in preparing the compensation discussion and analysis, or the Compensation Discussion and Analysis, for inclusion in the Company’s proxy statement and annual report on Form 10-K;

•	providing a description of the processes and procedures for the consideration and determination of executive and director compensation for inclusion in the Company’s proxy statement;

•	reviewing and discussing the Compensation Discussion and Analysis with management and making a recommendation to the Board regarding whether to include the Compensation Discussion and Analysis in the Company’s proxy statement and annual report on Form 10-K; and

•	preparing a compensation committee report to be included in the Company’s proxy statement and annual report on Form 10-K.

Pursuant to its charter, the Compensation Committee may, in its discretion, delegate all or a portion of its duties and responsibilities to a subcommittee consisting of one or more members.

The Board of Directors has established a special one-member committee of the Board (the “Non-Executive Equity Award Committee”), and delegated to that committee limited authority to grant equity awards to non-executive officers and non-director employees pursuant to the Morgans Hotel Group Co. 2007 Omnibus Incentive Plan, as amended (the “Amended and Restated 2007 Plan”). The Non-Executive Equity Award Committee is comprised of Mr. Gross. Grants by the Non-Executive Equity Award Committee may not exceed 540,000 shares of common stock in the aggregate (subject to downward adjustment for specific awards) or such other limit as the Compensation Committee may establish from time to time. The special one-member Non-Executive Equity Award Committee’s authority does not in any way limit the Compensation Committee’s authority to administer the Amended and Restated 2007 Plan.

In 2012, Mr. Gross made recommendations to the Compensation Committee with respect to the compensation levels paid to the executive officers, other than himself, but the Compensation Committee made all definitive determinations. In this respect, Mr. Gross worked closely with the co-chairmen of the Compensation Committee, our outside compensation consultant, the finance and legal departments, as necessary, and the executives themselves. After review and consideration of each executive’s performance in 2012 and other criteria described in the Compensation Discussion and Analysis below, Mr. Gross recommended to the Compensation Committee each executive’s compensation level, with the Compensation Committee making the final determination. Mr. Gross also discussed his own compensation with the Compensation Committee, but the Compensation Committee, upon consultation with Exequity LLP, the outside compensation consultant retained by the Compensation Committee, made the final determination in executive session without Mr. Gross being present, as required by our Compensation Committee charter.

Under its charter, the Compensation Committee has authority to retain compensation consultants, outside counsel and other advisors that the Compensation Committee deems appropriate, in its sole discretion, to assist it in discharging its duties. The Compensation Committee has engaged Exequity to act as its compensation consultant. The Compensation Committee has sole authority to terminate this engagement. Exequity’s primary role in 2012, as requested by the Compensation Committee, was to evaluate executive compensation levels and programs for our executives and provide recommendations regarding executive compensation strategy, the annual cash incentive program and the long-term equity incentive program. Our Compensation Committee met ten times in 2012.

Corporate Governance and Nominating Committee

Our Corporate Governance and Nominating Committee currently consists of Messrs. Gault (Chairman), Friedman and Harrison. Pursuant to its charter, our Corporate Governance and Nominating Committee is responsible for, among other things, (i) seeking, considering and recommending to the Board qualified candidates for election as directors and to fill any vacancies on the Board, (ii) recommending a slate of nominees for election as directors at the annual meeting, (iii) preparing and submitting to the Board qualifications for the position of director and policies concerning the term of office of directors and the composition of the Board, (iv) considering all candidates for election as directors recommended by the Company’s stockholders in accordance with the procedures set forth in the Company’s annual proxy statement and (v) considering and recommending to the Board other actions relating to our corporate governance. The Corporate Governance and Nominating Committee also annually recommends to the Board nominees for each committee of the Board and facilitates the assessment of the Board’s performance as a whole and of the individual directors. Our Corporate Governance and Nominating Committee met four times in 2012.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

We are a fully integrated lifestyle hospitality company that operates, owns, acquires, develops and redevelops boutique hotels, primarily in gateway cities and select resort markets in the United States, Europe and other international locations, and nightclubs, restaurants, bars and other food and beverage venues in many of the hotels we operate, as well as in hotels and casinos operated by MGM Resorts International (“MGM”) in Las Vegas. We operate in a highly competitive environment. Our executive compensation program is designed to attract, retain, motivate and reward executive behaviors that result in the achievement of critical goals and the maximization of stockholder value. Our named executive officers as of December 31, 2012 were as follows: Michael J. Gross (Chief Executive Officer), Richard T. Szymanski (Chief Financial Officer), Daniel R. Flannery (Chief Operating Officer) and Yoav Gery (Chief Development Officer). Prior to his departure in November 2012, David T. Hamamoto was our Executive Chairman.

During 2012, we continued to strengthen our position as a leading global hospitality management company. Our goal is to build a global portfolio of highly-attractive lifestyle hotels that measure up to the expectations of our guests. To achieve this goal, we made changes in nearly every area of our business during 2012 and achieved significant business goals, including the following:

•	Management Agreements. Consistent with our growing focus on management opportunities, we continue to pursue and execute new management contracts, with the goal of strengthening our profit margins by maximizing revenue, increasing our market share and managing costs. As a result of our growth and expansion efforts, we signed several new management agreements in 2012, including Delano Marrakech, Hudson London at Great Scotland Yard and Delano Moscow, and one license agreement with MGM for Delano Las Vegas. In September 2012, we opened Delano Marrakech. We now have signed management agreements for seven hotels and a license agreement for another that are scheduled to open over the next three years, with three of these hotels scheduled to open in the next twelve months. Five of these hotels already have financing for construction or redevelopment. Financing for the other projects has not yet been identified.

•	Property Investments. In 2012, we focused on the final stage of our property investment program, which involved upgrading certain of our properties and repositioning some of our hospitality offerings. At Hudson, one of our owned hotels, we spent most of 2012 renovating all the guestrooms and corridors, which was completed in September 2012. We also converted 32 single room dwelling units into guest rooms, bringing the total number of rooms at Hudson to 866 as of January 31, 2013. Additionally, in February 2013, we opened a new restaurant at Hudson, Hudson Commons. The primary bar at Hudson is currently closed for re-concepting and renovation, and we expect to relaunch it during the third quarter of 2013. In addition to renovations at our owned hotels, the owners of several managed hotels and joint venture hotels have invested funds for renovations and repositionings during 2012. In Los Angeles, Mondrian’s SkyBar, the Company’s iconic outdoor bar, and the pool, were closed in early 2012 for renovations which were completed in May 2012. Sanderson underwent significant air conditioner repairs and replacements and certain technology upgrades in preparation for the 2012 Summer Olympics. This renovation work was completed in May 2012. In New York, the restaurant at Morgans was closed beginning in the first quarter of 2012. We expect to re-open this venue as a newly re-concepted restaurant and lounge in the third quarter of 2013. At Mondrian SoHo, in August 2012, we opened a new penthouse bar and lounge and re-launched a new restaurant, Isola Trattoria & Crudo Bar.

•	Delano Las Vegas and Restaurant Leases. In August 2012, we entered into a 10-year licensing agreement with MGM to introduce Delano Las Vegas, an all-suite hotel at Mandalay Bay. The conversion of THEhotel to Delano Las Vegas is expected to be completed in early 2014 and will be funded by MGM. We also acquired the leasehold interests in three restaurants from an existing tenant. Once renovated and re-concepted, the venues will be managed by The Light Group and operated pursuant to 10-year operating leases with an MGM affiliate. In December 2012, we opened Red Square, and in January 2013, we opened Citizens Kitchen & Bar. The third restaurant at Mandalay Bay is being re-concepted and is scheduled to be introduced in the second quarter of 2013. Our interests in The Light Group and leasehold interests in the three restaurants will be transferred to Yucaipa pursuant to our previously announced deleveraging transactions, which we estimate will close in the second quarter of 2013.

•	Hudson Mortgage Loan. In November 2012, we entered into a new mortgage financing consisting of a $180.0 million nonrecourse mortgage loan, secured by Hudson, that was fully-funded at closing. The loan matures on February 9, 2014 and we have one, one-year extension option that will permit us to extend the maturity date to February 9, 2015 if certain conditions are satisfied at the extension date.

•	Proposed Asset Sales. As part of our strategy, we recently shifted towards a more “asset light” business model in 2011 by selling five hotels we had previously owned or partially owned while retaining management pursuant to long-term management agreements. In late 2012, we began a sales process for Delano South Beach, and in March 2013 we signed agreements with Yucaipa to sell our ownership interests in Delano South Beach and The Light Group in exchange for, among other things, the cancellation of Yucaipa’s interests in our convertible notes, preferred stock and warrants. We intend to use the proceeds from any sale for debt reduction, to fund future expansion of the business and for working capital and general corporate purposes. We may engage in further asset sales, depending on market opportunities and other factors.

We believe that our executive team was indispensable in shepherding the Company through these significant events, positioning us more favorably for future expansion, and will continue to work diligently to execute our growth strategy. Please see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012 for a more detailed description of our fiscal year 2012 financial results.

The balance of this Compensation Discussion and Analysis describes the policies and practices that underlie the Company’s executive compensation program, the manner in which the program operates, and the decisions made in 2012 in support of the program along with their supporting rationale.

Overview of Compensation Program

Objectives

Our executive compensation philosophy is defined by the following program characteristics:

•	Provide competitive compensation to attract and retain qualified, high-performing executives. The Compensation Committee believes that the Company must offer competitive total compensation, which includes base salary, annual cash incentives and long-term equity incentives, to recruit key executive talent and to provide meaningful rewards to our named executive officers so that they remain with the Company. Our employment agreements are the result of active negotiations and, we believe, reflect the compensation arrangements that are necessary to recruit new talent and retain our current executives. In addition, because our long-term strategy is to grow the Company, we must continually ensure that our executive compensation program is competitive and attractive to qualified executives with the level of industry experience that we seek. To that end, we regularly evaluate market pay practices and take such practices into consideration in designing compensation programs and setting pay levels.

•	Provide rewards commensurate with performance by emphasizing variable, at-risk compensation that is dependent on both Company and individual achievements and continued service. We strive to create and emphasize a pay-for-performance culture to drive the creation of stockholder value, not only for our named executive officers but for all employees more broadly. Generally, of the three main elements of our executive compensation program — base salary, annual cash incentives and long-term equity incentives — the only element that is “fixed” is base salary. Consistent with this framework, we believe that it is important to set Company and/or individual specific performance targets, but also allow for judgment and discretion to adjust for individual performance that is not captured by pre-established performance goals. We believe such a focus on Company and individual performance directly rewards our senior executive team for creating, sustaining and, more importantly, increasing stockholder value. Of the 2012 total compensation amounts reported for each of Messrs. Gross, Szymanski, Flannery and Gery in the Summary Compensation Table, incentive or performance-based compensation accounted for approximately 48.4%, 44.5%, 48.4%, and 48.4%, respectively, of the total direct compensation amounts. Mr. Hamamoto did not receive an annual cash incentive in 2012.

•	Align the interests of executives and stockholders through equity-based compensation. As a further reinforcement of our overall philosophy to maximize stockholder value, we typically make annual equity grants to our executives, if performance warrants, including to the named executive officers, in order to create symmetry between their interests and those of our stockholders and serve as a retention tool over the vesting period. In addition to annual equity incentives, we may use other equity grants, such as outperformance long-term incentive units, discussed further below, from time to time, to further our objectives of recruiting new talent, promoting retention, incentivizing performance and better aligning the interests of our named executive officers with that of stockholders.

We believe our executive pay is reasonable and provides appropriate incentives to our executives to achieve our financial and strategic goals without risk of creating material financial harm to the Company.

Say-On-Pay and Say-On-Frequency

As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act, we included a shareholder vote on executive compensation in last year’s proxy statement. In this vote, which was advisory and non-binding, our stockholders approved the compensation of our named executive officers. The Compensation Committee views the result of this advisory vote for the say-on-pay proposal as an endorsement of our compensation program and our emphasis on variable performance-based compensation. As a result, we continued to emphasize a pay-for-performance culture at the Company in our compensation decisions for 2012.

At our 2011 annual meeting of stockholders, the Company’s stockholders voted, on a non-binding, advisory basis, on the frequency of holding stockholder non-binding, advisory votes on the compensation of the Company’s named executive officers. As previously reported, the stockholders of the Company voted in favor of holding an advisory vote every year. The Board of Directors of the Company considered the results of this vote and determined that, consistent with the majority vote of the Company’s stockholders, the Company will hold future non-binding stockholder advisory votes on the executive compensation of the Company’s named executive officers every year at the Company’s annual meeting of stockholders.

Compensation Practices

To achieve our compensation objectives, we have implemented and maintain sound compensation governance practices. These practices include the following:

•	Given the objective of our compensation program to provide at-risk, performance-based compensation, our NEOs compensation is weighted heavily toward performance-based compensation delivered in the form of annual and long-term incentives.

•	Our stock plan prohibits the repricing of stock options or recycling of shares without shareholder approval.

•	Our insider trading policy prohibits our directors and employees, including our named executive officers, from hedging their interest in the Company’s stock.

•	Pursuant to Company policy, we prohibit executive officers and directors from purchasing or selling options to sell or buy Company common stock (“puts” and “calls”) or engaging in short sales with respect to Company common stock.

•	Although we do not have a formal stock ownership policy, we encourage executive officers, including the named executive officers, to own and hold Company stock to ensure sustained alignment of their interests with those of stockholders.

•	Our stock plan provides for the clawback of any awards required to be reimbursed to the Company under Section 304 of the Sarbanes-Oxle Act of 2002 and the Compensation Committee has committed to implementing any further clawback policies that may become necessary under applicable laws.

•	We have an independent compensation consultant that reports directly to the Compensation Committee.

Setting of Executive Compensation

In 2012, the Compensation Committee reviewed each named executive officer’s employment agreement, Company performance against pre-established targets and overall Company and individual performance, as described below, in setting such executive’s compensation. Additional details on how these factors affected individual compensation decisions are discussed under “Elements of Executive Compensation.” In making compensation decisions for the named executive officers, the Compensation Committee considered the recommendations of Mr. Gross. Mr. Gross also discussed his own individual performance measures with the Compensation Committee, but the Compensation Committee, upon consultation with Exequity, made the final determination regarding Mr. Gross’ compensation in an executive session without Mr. Gross being present, as required by our Compensation Committee Charter.

2012 target compensation was based on the agreed upon employment contract for the named executive officers. Given the business changes outlined above and the state of flux of operations, the Compensation Committee chose not to conduct a market assessment of pay, but rather to focus on the existing employment agreements that were originally due to expire at the beginning of 2014. The Committee’s focus in making compensation decisions is on retaining the existing management team to ensure that the objectives of the Company are met, including enhancing shareholder return.

Employment Agreements

As discussed above, one of our objectives in setting executive compensation is to attract and retain qualified, high-performing executives. A key tool in achieving this objective is an employment agreement, which is tailored to each executive, and reflects the terms that we are able to negotiate to attract and retain that particular individual at the time of hire. In March 2011, we executed employment agreements with Messrs. Hamamoto, Gross, Flannery and Gery in connection with the recruitment of those individuals to our executive team. In February 2013, we entered into an amendment to the employment agreement of each of Messrs. Gross, Gery and Flannery, extending the term of each employment agreement from March 2014 to March 2015, as the Compensation Committee determined that it was critical to retain a stable, experienced management team as it continues to execute on its strategy of repositioning the Company. The grant of equity awards in March 2013 to each of these executives was made subject to each executive’s execution of an employment agreement extension. See “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table – Employment Agreements” for a description of terms. It has been the Company’s practice to re-negotiate and amend existing employment agreements, from time to time, to address changed circumstances with respect to a particular executive position or to address Company needs.

Compensation Policies

We do not currently have any formal policies regarding long-term versus short-term compensation, but feel that both elements are necessary for achieving our compensation objectives. Short-term compensation provides financial stability for each of our named executive officers and immediate reward for superior Company and individual performance, while long-term compensation rewards achievement of strategic long-term objectives and contributes towards overall stockholder value.

Elements of Executive Compensation

Base salary

Base salaries are the sole fixed component of compensation paid to the named executive officers. Salaries are paid to promote retention and to recognize officers for performing the daily duties of their jobs. After reviewing market practice for merit increases observed in the general market and based on Mr. Gross’s input, the Compensation Committee increased Messrs. Gross, Flannery and Gery base salaries by 4% and Mr. Szymanski’s base salary by 3% in February 2012, effective April 1, 2012. The distinction in merit increase reflects level of responsibility and efforts in orchestrating the changes in our business structure.

Pursuant to his employment agreement, Mr. Hamamoto was paid no base salary or annual cash incentive for 2012. The terms of his employment agreement entitled Mr. Hamamoto to a grant of LTIP units valued at $675,000 on or before each anniversary of the March 20, 2011 effective date of his employment agreement, unless the Compensation Committee, in its discretion, elected to pay Mr. Hamamoto a minimum annual base salary of $375,000 and to extend to him a matching annual cash incentive opportunity. Mr. Hamamoto’s contract was structured with the option to pay LTIP units rather than a cash salary because it was deemed to provide the Company with flexibility in our approach to motivating Mr. Hamamoto. The decision to vest his LTIP units over 12 months reflected the fact that the grant was made in lieu of an annual base salary or annual cash incentive. When Mr. Hamamoto resigned from the Board in November 2012, the unvested portion of these LTIP units, as well as certain other equity awards, were forfeited.

Annual Cash Incentives

Annual cash incentives are a performance-based component of executive compensation designed to motivate and reward the achievement of annual financial results relative to Company and individual goals. We believe that annual cash incentives further our objective of creating a pay for performance culture. Annual cash incentives are generally paid in the first quarter of the year following the performance period.

The employment agreements in effect with our new named executive officers are designed to establish parameters for annual cash incentive opportunities based on bonus designs for similarly positioned executives elsewhere in the market, competitive pay levels and performance expectations. Pursuant to their employment agreements, Messrs. Gross, Flannery and Gery each are entitled to receive an annual cash incentive for 2011, 2012, 2013 and 2014 with a target equal to 100% of his base salary, with any excess over 100% payable in equity, at the discretion of the Compensation Committee; provided that (i) for 2011, the bonus was prorated for the partial year, with 50% of the target bonus guaranteed, and the remaining 50% dependent on performance (40% based on EBITDA, 10% on RevPAR Index) and (ii) for 2012, 2013 and 2014, the target payout is to range from 50% to 150% of base salary, based on individual performance. Mr. Szymanski is entitled to an annual cash incentive commensurate with those paid to other similarly situated executives, with the target payout ranging from 50% to 125%. Mr. Hamamoto was entitled to an annual cash incentive only if the Company elects to pay him a base salary in lieu of an award of LTIP units.

2012 Annual Cash Incentive Plan

In March 2012, the Compensation Committee established the 2012 performance goals and annual cash incentive payout potential for our named executive officers, other than Mr. Hamamoto. The performance goals for the 2012 annual cash incentive plan were based on (a) the financial performance of the Company as measured by (i) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), as disclosed in the Company’s 2012 year-end earnings release and 2012 Form 10-K, on a pro forma basis, excluding the impact of any asset sales, any closures or disruptions due to unplanned renovations, or the loss of management agreements due to sales, foreclosures or other ownership changes, and (ii) the RevPAR performance of the Company’s Morgans Hotel Group branded hotels (other than Shore Club, Hudson, Delano and any hotel under renovation during any part of the year) versus their competitive sets as measured by their weighted average RevPAR index in 2012 as compared to 2011, (b) the Company’s hotel room growth, as measured by the number of new rooms or expected new rooms covered by management or franchise/license agreements signed in 2012, and (c) individual and Company performance, including (i) guest satisfaction, as measured by the Company average of each of the Morgans Hotel Group branded hotel’s “Overall Satisfaction” scores on the Sterling survey in 2012 (percent of guests rating that question as a “4” or “5”), (ii) employee engagement, as measured by the Company’s “Engagement Index” under The Gelfond Group Employee Engagement Survey of the Company’s employees in 2012, excluding employees at non-Morgans Hotel Group branded hotels and The Light Group (percent of employees who rated the relevant questions as a “4” or “5”), and (iii) individual performance, as determined by the Committee in consultation with the Chief Executive Officer (except with respect to the Chief Executive Officer’s own individual performance), as determined by the Compensation Committee.

Adjusted EBITDA was identified as a rewardable performance measure because it was deemed by the Compensation Committee to directly affect stockholder value, and RevPAR was selected because of its indication of the strength of the Company’s operational health and competitive performance in the marketplace. Room growth was selected based on the Company’s continued pursuit of growth through execution of new management and franchise/license contracts. Employee engagement and guest satisfaction are also concrete measures of our business performance, as we believe employee engagement leads to improved guest satisfaction, which in turn leads to improved business performance and contributes to shareholder value. The Compensation Committee determined that tying the annual cash incentive to these measures provides a simple yet effective way of inducing executive decision making that increases stockholder value.

The following table sets forth the weight assigned to each performance goal and the amounts needed to achieve each performance level (i.e. threshold, target and outperformance):

Metric	Weight	Threshold	Target	Outperformance
Adjusted EBITDA(1)	40%	$20 million	$25 million	$30 million
Competitive Set RevPAR Index	10%	96%	100%	104%
Room Unit Growth	15%	450 rooms	600 rooms	750 rooms
Guest Satisfaction	5%	80%	85%	90%
Employee Engagement	5%	74%	77%	80%
Individual Performance	25%

(1)	Includes the impact of renovations at Hudson and Delano.

At the time these measures were established, the Compensation Committee determined that, for 2012, achievement of the target level of performance for the Adjusted EBITDA, RevPAR index, room unit growth, guest satisfaction and employee engagement performance metrics would require considerable effort, and that these goals were more challenging than those set for 2011.

The individual performance component of the 2012 annual cash incentive was deemed to be important in evaluating the quality of the Company’s financial results in light of demonstrated individual contribution specific to each individual’s responsibilities, stock price performance and the Company’s future outlook. Though no pre-established individual goals were set at the start of the year, the individual assessment takes into account each individual’s responsibilities and discussions with Mr. Gross (for other NEOs) and with the Committee (for Mr. Gross) about key areas of focus that would be used to assess individual performance.

The possible threshold, target and outperformance annual cash incentive payouts available to the named executive officers for 2012, as well as the approved actual award levels were as set forth below:

Name	Threshold ($)	Target ($)	Outperformance ($)	Actual ($)
Mr. Gross	$390,000	$780,000	$1,170,000	$725,400
Mr. Szymanski	$248,230	$397,168	$620,575	$319,720
Mr. Flannery	$312,000	$624,000	$936,000	$580,320
Mr. Gery	$312,000	$624,000	$936,000	$580,320

In early 2013, the Compensation Committee determined that for 2012, corporate Adjusted EBITDA, which includes the impact of renovations at Hudson and Delano, calculated on a pro forma basis, was $23.0 million, which is between the threshold level of $20.0 million and target level of $25.0 million, and RevPAR Index achievement was 95%, which is below the threshold level of 96%. Room growth achievement was 1,582 rooms, which is above the outperform level of 750 rooms. Guest satisfaction scores were 87%, which is between the target level of 85% and outperformance level of 90%. Employee engagement results were 82%, which is greater than the outperformance level of 80%. For 2012, 73.1%, 84.5%, 73.1% and 73.1% of the actual payout for each of Messrs. Gross, Szymanski, Flannery and Gery, respectively, were attributable to these financial achievements.

The portion of the bonus tied to individual performance was evaluated by the Compensation Committee, taking into account Mr. Gross’s evaluation of individual performance by the named executive officers, including himself, but the Compensation Committee made the final determinations. The Committee also considered the Company’s accomplishments, including several restructuring and refinancing initiatives, successful integration of The Light Group, execution of multiple new management deals, the addition of new rooms, and the opening of newly renovated hotels. The Compensation Committee felt that, during 2012, the Company made significant strides to accomplish the long-term strategy of the Company. In 2012, 26.9%, 15.5%, 26.9% and 26.9% of the actual payout for each of Messrs. Gross, Szymanski, Flannery and Gery, respectively, were attributable to this discretionary component.

Long-Term Equity Compensation

Our long-term equity compensation takes the form of stock-denominated incentive opportunities that are performance-based, designed to motivate and reward the achievement of stock price appreciation, and intended to support our retention objectives. Our long-term equity awards also further our executive compensation objective of aligning the interests of our named executive officers with those of our stockholders.

Our 2007 Omnibus Incentive Plan, as amended (the “Amended and Restated 2007 Plan”) provides for the issuance of stock-based incentive awards, including incentive stock options, non-qualified stock options, stock appreciation rights, shares of common stock of the Company, including restricted stock units (“RSUs”), and other equity-based awards, including membership units in Morgans Group LLC which are structured as profits interests (“LTIP units”), that are redeemable for shares of our common stock, or any combination of the foregoing. Equity awards typically vest over a three-year period, although our Amended and Restated 2007 Plan allows us to provide for different vesting periods. These forms of long-term equity compensation are intended to align the financial interests of our executive officers with those of our stockholders, and to focus our executive officers on the achievement of long-term performance objectives that are aligned with our corporate strategy, thereby establishing a direct relationship between compensation and our operating performance. In this regard, our executive officers are subject to the downside risk of a decrease in the value of their compensation in the event that the price of our common stock declines.

The Compensation Committee’s current policy is to grant equity awards to executives and other eligible employees annually (if performance warrants), typically at pre-established meetings during the first half of the year, but special considerations could warrant a different approach from year to year. For non-executive officers, the Company’s executive officers submit proposed stock option and other equity awards to the Compensation Committee. Equity awards are approved by the Compensation Committee and are not timed to precede the release of material non-public information. The grant date of equity awards is the date of Compensation Committee approval, and the typical exercise price for grants of stock options is the closing market price of our common stock on the date of grant. Exceptions to this general principle result from grants to new hires or in connection with a promotion or other special circumstances. In such instances, the date of grant would typically be the start date or the effective date of the promotion or other special circumstances.

2012 Equity Awards

At the hiring of the new executive team, the Compensation Committee determined that no new additional equity awards would be granted to the executive team, other than what was already provided in the original employment agreements. New hire awards were intended to cover a multi-year period, with the consideration of new equity awards if Company and individual performance warranted such action. While the Company has made vast improvements in the overall performance of the Company, stock price performance continues to lag. However, the Compensation Committee and the Company are confident that the changes made to date will result in increased returns to shareholders in the near future. However, to ensure that Mr. Szymanski is treated in a similar manner as the other executives, he was granted a 5% sharing percentage in the 2011 OPP, described below under “Outperformance Awards.”

In 2013, in connection with the extension of their employment agreement, the Compensation Committee awarded restricted stock units to the named executive officers. The Committee believes that this is a reasonable incentive to motivate and retain the key management team, while ensuring the continued success of the on-going operations of the Company, especially as the Company continues to transition.

Other Equity Compensation

In addition to annual equity incentives, we may use other equity grants, from time to time, to further our objectives of recruiting new talent, promoting retention, incentivizing performance and better aligning the interests of our named executive officers with that of stockholders.

Grants to Executive Chairman

Pursuant to his employment agreement, Mr. Hamamoto was paid no base salary or annual cash incentive for 2012. The terms of his employment agreement entitled Mr. Hamamoto to a grant of LTIP units valued at $675,000 on or before each anniversary of the March 20, 2011 effective date of his employment agreement, unless the Compensation Committee, in its discretion, elected to pay Mr. Hamamoto a minimum annual base salary of $375,000 and to extend to him a matching annual cash incentive opportunity at a target payout of 100% of base salary with actual payouts ranging from 50% to 150%. Accordingly, on February 22, 2012, the Compensation Committee granted Mr. Hamamoto 121,402 LTIP units, which began vesting pro rata on a monthly basis over 12 months beginning on the first monthly anniversary of the date of grant. The estimated fair value of each LTIP unit granted was based on the closing price of the Company’s common stock on the grant date. When Mr. Hamamoto resigned from the Board in November 2012, the unvested portion of these LTIP units, or 30,351 LTIP units, as well as certain other equity awards, were forfeited by him.

The Compensation Committee elected to make this equity grant to Mr. Hamamoto in lieu of a base salary and cash bonus. The option to pay Mr. Hamamoto LTIP units rather than a cash salary was useful to the Company, as it provided the Company with the flexibility to preserve cash while structuring his compensation to optimize his motivation and to ensure that he maintained a strong financial link with shareholders given his role at the time as Executive Chairman.

Outperformance Awards

In connection with the recruitment of our new executives in early 2011, we implemented an Outperformance Award Program, which is a long-term incentive plan intended to provide our senior management with the ability to earn cash or equity awards based on the Company’s level of return to stockholders over a three-year period. Pursuant to the Outperformance Award Program, each of Messrs. Hamamoto, Gross, Flannery, Gery and Szymanski received a new series of outperformance long-term incentive units (the “OPP LTIP units”) in each case reflecting the participant’s right to receive a participating percentage in an outperformance pool if the Company’s total return to stockholders (including stock price appreciation plus dividends) increases by more than 30% (representing a compounded annual growth rate of approximately 9% per annum) over a three-year period from March 20, 2011 to March 20, 2014 (or a prorated hurdle rate over a shorter period in the case of certain changes of control). The target pool for the Outperformance Award Program is approximately $15 million, based on roughly a doubling of the stock price over a three-year period to $16.00. In March 2011, each of Messrs. Hamamoto and Gross was awarded a 35% participating percentage in the outperformance pool, as represented by 551,250 OPP LTIP units. Each of Messrs. Flannery and Gery was awarded a 10% participating percentage in March 2011, as represented by 157,500 OPP LTIP units. Mr. Szymanski was awarded a 5% participating percentage in February 2012, as represented by 78,750 OPP LTIP units, to similarly incentivize him to achieve stockholder return. Mr. Hamamoto resigned from the Board of Directors and from his position as Executive Chairman, effective November 20, 2012. As such, all OPP LTIP units issued to him were forfeited.

Each of the current participants’ OPP LTIP units vest on March 20, 2014 (or earlier in the event of certain changes of control) (the “Final Valuation Date”), contingent upon his continued employment, except for certain accelerated vesting events. The aggregate dollar amount available to all participants in the program is equal to 10% of the amount by which the Company’s March 20, 2014 valuation exceeds 130% (subject to proration in the case of certain changes of control) of the Company’s March 20, 2011 valuation, and the dollar amount payable to each participant (the “Participation Amount”) is equal to such participant’s participating percentage in the total outperformance pool. The participant will either forfeit existing OPP LTIP units or receive additional OPP LTIP units following the Final Valuation Date so that the value of the participant’s vested OPP LTIP units will be equivalent to the participant’s Participation Amount.

OPP LTIP units represent a special class of membership interest in Morgans Group LLC, our operating company, which are structured as profits interests for federal income tax purposes. Conditioned upon minimum allocations to the capital accounts of the OPP LTIP units for federal income tax purposes, each vested OPP LTIP unit may be converted, at the election of the holder, into one membership unit in the operating company. During the six-month period following the Final Valuation Date, the operating company may redeem some or all of the vested OPP LTIP units (or membership units into which they were converted) at a price equal to the common share price (based on a 30-day average) on the Final Valuation Date. From and after the one-year anniversary of the Final Valuation Date, for a period of six months, participants will have the right to cause the operating company to redeem some or all of the vested OPP LTIP units at a price equal to the greater of the common share price at the Final Valuation Date (determined as described above) or the then current common share price (calculated as determined in the operating company’s limited liability company agreement). Beginning 18 months after the Final Valuation Date, each of these OPP LTIP units (or membership units into which they were converted) is redeemable at the election of the holder for: (1) cash equal to the then fair market value of one share of the Company’s common stock, or (2) at the option of the Company, one share of common stock, in the event the Company then has shares available for that purpose under its shareholder-approved equity incentive plans. Participants are entitled to receive distributions on their vested OPP LTIP units if any distributions are paid on the Company’s common stock following the Final Valuation Date.

OPP LTIP units may not be converted into membership units of our operating company until such time as the Company has available an equivalent number of shares of common stock issuable under a stockholder-approved incentive plan. The Company does not currently have such number of shares available.

OPP LTIP units promote our pay-for-performance culture, which we believe drives the creation of stockholder value. They also reflect, in part, the terms that we were able to negotiate to attract these particular executive at the time of hire.

Executive Promoted Interest Bonus Pool

In connection with the recruitment of our new executives in early 2011, we implemented the Executive Promoted Interest Bonus Pool, which is a long-term incentive plan intended to provide the Company’s senior management with the ability to participate in the growth of our management business, provided our level of return to stockholders meets specified hurdles. Each of Messrs. Hamamoto, Gross, Flannery and Gery has been granted the right to receive an employee participation interest of 35%, 35%, 10% and 10%, respectively. To date, however, the Executive Promoted Interest Bonus Pool is inactive, as none of our management agreements or managed properties are subject to the pool. In the future, we may choose to activate the Executive Promoted Interest Bonus Pool if appropriate management agreements or managed properties become available. See our Current Report on Form 8-K filed on March 24, 2011 for additional information regarding the Executive Promoted Interest Bonus Pool. Mr. Hamamoto resigned from the Board of Directors and from his position as Executive Chairman, effective November 20, 2012. As such, all awards issued to him under the Executive Promoted Interest Bonus Pool were forfeited.

Perquisites and Other Compensation

We currently do not provide perquisites or other benefits to our named executive officers with an aggregate value in excess of $10,000, because we believe that we can provide better incentives for desired performance with compensation in the forms described above. We recognize, however, that from time to time in the future, perquisites and other benefits may directly or indirectly serve our business purpose, for example, by helping to make our named executive officers more available to us and to maximize their time and attention.

Severance and Change in Control Arrangements

Our severance benefits are designed to provide a bridge to future employment in the event an executive’s job is eliminated or employment is terminated. Severance and termination benefits are based on competitive practice and level of responsibility.

The employment agreements of Messrs. Gross, Szymanski, Flannery and Gery provide for certain payments as well as accelerated equity vesting in certain circumstances if the executive’s employment is terminated without cause or for good reason, or, in the case of Messrs. Gross, Flannery and Gery, if we fail to renew their employment agreements. In addition, our equity plans provide for acceleration of outstanding, unvested awards in certain circumstances. These payments and terms are discussed below under “Potential Payments upon Termination or Change in Control.”

Mr. Hamamoto’s employment agreement also included similar provisions while it was in effect. Mr. Hamamoto resigned from the Board of Directors and from his position as Executive Chairman, effective November 20, 2012.

Tax Provisions Affecting Compensation Decisions

Section 162(m) of the Internal Revenue Code generally limits the tax deductibility of compensation paid by a public company to its CEO and certain other highly compensated executive officers to $1 million in the year the compensation becomes taxable to the executive. There is an exception to the limit on deductibility for performance-based compensation that meets certain requirements. While we consider the impact of this and other tax rules when developing and implementing our executive compensation programs, we also believe that it is important to consider the benefits of adopting an executive compensation program that preserves flexibility, promotes specific corporate goals that are reflective of the Company’s business strategy and incentivize its employees, even if such program would be inconsistent with the requirements of Section 162(m). Accordingly, we have not adopted a policy that all compensation must qualify as deductible under Section 162(m) or any other tax rule.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth above with our management. Based on such review and discussion, the committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2012, and the Board of Directors has approved that recommendation.

Respectfully submitted,

The Compensation Committee of the Board of Directors

Robert Friedman (Co-Chairman)

Michael D. Malone (Co-Chairman)

Thomas L. Harrison

The Compensation Committee report above does not constitute “soliciting material” and will not be deemed “filed” or incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate our SEC filings by reference, in whole or in part, notwithstanding anything to the contrary set forth in those filings.

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

Executive Compensation

Supplement to the Summary Compensation Table

(for 2012, 2011 and 2010)

The following table is a supplement to the Summary Compensation Table with respect to 2012, 2011 and 2010. The following table provides, for each of the named executive officers, the market value of the applicable RSUs and LTIP units granted in 2012, 2011 and 2010, based on a closing price of $5.54 per share as of December 31, 2012, and the fair value of the OPP LTIP units, based upon the probable outcome of the performance conditions as of December 31, 2012, in lieu of the FASB ASC Topic 718 grant date fair values for such awards, as described in footnotes 2 and 3 of the Summary Compensation Table. For Mr. Hamamoto, the table provides the market value of his equity awards granted in 2012 and 2011 based on a closing price of $5.40 per share as of November 20, 2012, the date of his departure. In other words, the closing price of $5.54 per share as of December 31, 2012 (or $5.40 per share as of November 20, 2012 for Mr. Hamamoto) was substituted to calculate the FASB ASC Topic 718 fair values for the applicable RSUs, LTIP units, and OPP LTIP units granted in 2012, 2011 and 2010. The exercise prices of all of the options granted to our named executive officers in 2012, 2011 and 2010 were in excess of $5.54 per share as of December 31, 2012 (or $5.40 per share as of November 20, 2012 for Mr. Hamamoto), and therefore are reflected with a $0 value in the table below. These values were not calculated in accordance with FASB ASC Topic 718.

In the Company’s view, the table below provides stockholders with an appropriate understanding of 2012, 2011 and 2010 compensation to our named executive officers, including the current value attributable to stock awards and option awards made during 2012, 2011 and 2010, particularly since none of our named executive officers has sold any of these equity awards. The following table is supplemental and is not provided in response to and is not compliant with Rule 402(c) of Regulation SK of the Securities Exchange Act of 1934, as amended. With respect to the salary information in the following table, see footnote 1 to the Summary Compensation Table.

Principal Position	Year	Salary ($)	Bonus ($)	Stock Award ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Michael J. Gross	2012	772,558	—	—	—	725,400	—	1,497,958
Chief Executive Officer	2011	591,346	—	1,085,577	—	663,600	—	2,340,523
Daniel R. Flannery	2012	618,058	—	—	—	580,320	—	1,198,378
Chief Operating Officer	2011	448,077	—	350,528	—	504,000	100,000	1,402,605
Yoav Gery	2012	618,058	—	—	—	580,320	—	1,198,378
Chief Development Officer	2011	473,077	—	473,793	—	530,880	100,000	1,577,750
Richard T. Szymanski	2012	492,913	—	56,154	—	319,720	—	868,787
Chief Financial Officer	2011	478,530	—	277,000	—	335,500	—	1,091,030
	2010	468,000	—	122,600	—	374,400	—	965,000
David T. Hamamoto	2012	—	—	491,675	—	—	—	491,675
Executive Chairman	2011	—	—	405,000	—	—	482,598	887,598

The following tables contain certain compensation information for our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Chief Development Officer, each of whom was serving as an executive officer on December 31, 2012. Additionally, the following tables contain certain compensation information for our former Executive Chairman, David Hamamoto, who resigned from the Board of Directors and from his position as Executive Chairman, effective November 20, 2012. We refer to these current and former executive officers as our “named executive officers.”

Summary Compensation Table

(for 2012, 2011 and 2010)

		Salary	Bonus	Stock Awards		Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation		Total
Name and Principal Position	Year	($) (1)	($)	($)		($) (4)	($)	($)		($)
Michael J. Gross	2012	772,558	—	—		—	725,400	—		1,497,958
Chief Executive Officer	2011	591,346	—	3,681,250	(2)	1,307,190	663,600	—	(5)	6,243,386	(6)
Daniel R. Flannery	2012	618,058	—	—		—	580,320	—		1,198,378
Chief Operating Officer	2011	448,077	—	1,151,670	(2)	959,100	504,000	100,000	(5)	3,162,847
Yoav Gery	2012	618,058	—	—		—	580,320	—		1,198,378
Chief Development Officer	2011	473,077	—	1,364,010	(2)	950,480	530,880	100,000	(5)	3,418,447
Richard T. Szymanski	2012	492,913	—	75,000	(2)	—	319,720	—		887,633
Chief Financial Officer	2011	478,530	—	454,500	(3)	—	335,500	—		1,268,530
	2010	468,000	—	149,600	(3)	—	374,400	—		992,000
David T. Hamamoto	2012	—	—	675,000	(7)	—	—	—		675,000	(7)
Executive Chairman	2011	—	—	3,237,750	(2)	2,614,380	—	482,598	(5)	6,334,728	(6)

(1)	Salary amounts reflect the prorated amount for the portion of the year each executive served the Company during 2011, as applicable. Pursuant to his employment agreement, Mr. Hamamoto received an award of LTIP units worth $675,000 on March 20, 2011 and February 22, 2012 in lieu of a base salary and annual cash incentive for 2011 and 2012, respectively.
(2)	Amounts shown represent the grant date fair value of RSUs, LTIP units and OPP LTIP units that could be settled in shares of our common stock computed in accordance with FASB ASC Topic 718. The 2011 grant date fair values for the named executive officers relating to RSUs and LTIP unit awards are as follows: Mr. Hamamoto – $665,250; Mr. Gross – $1,108,750; Mr. Flannery – $416,670; and Mr. Gery – $629,010.

Under the Outperformance Award Program, the participation percentages granted to Messrs. Hamamoto, Gross, Flannery and Gery in March 2011 are 35%, 35%, 10% and 10%, respectively, represented by OPP LTIP units. On February 22, 2012, the Compensation Committee granted Mr. Szymanski a 5% participation percentage in the Outperformance Award Program, represented by OPP LTIP units. The grant date fair values relating to OPP LTIP units, based upon the probable outcome of the performance conditions as of the applicable grant dates, are as follows: Mr. Hamamoto – $2,572,500; Mr. Gross –$2,572,500; Mr. Flannery – $735,000; Mr. Gery – $735,000; and Mr. Szymanski – $75,000. The fair value of the OPP LTIP units, based upon the probable outcome of the performance conditions as of December 31, 2012, are as follows: Mr. Gross – $393,077; Mr. Flannery – $112,308; Mr. Gery – $112,308; and Mr. Szymanski – $56,154. The Outperformance Award Program does not cap the maximum value of the awards. See description of the Outperformance Award Program under “Compensation Discussion and Analysis.”

For a discussion of the assumptions made in the valuations reflected in this column, see footnote 10 to the audited financial statements contained in our Form 10-K for the year ended December 31, 2012.

(3)	Amounts shown represent the grant date fair value of RSUs and LTIP units that could be settled in shares of our common stock computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions made in the valuations reflected in this column, see footnote 10 to the audited financial statements contained in our Form 10-K for the year ended December 31, 2012.

(4)	Amounts shown in this column represent the grant date fair value of stock options to purchase shares of our common stock computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions made in the valuations reflected in this column, see footnote 10 to the audited financial statements contained in our Form 10-K for the year ended December 31, 2012.
(5)	For Mr. Hamamoto, the amount shown represents the Company’s payment to Mr. Hamamoto’s outside legal counsel for fees and expenses incurred by him in connection with the negotiation of his employment agreement and related Outperformance Award Program and award agreement and Executive Promoted Interest Bonus Pool and award agreement. Because outside legal counsel was formally retained by Mr. Hamamoto, these amounts are reflected in the above table as compensation solely to Mr. Hamamoto. We note, however, that Messrs. Gross, Flannery and Gery benefitted significantly from the efforts of Mr. Hamamoto’s outside legal counsel, as their employment agreements and related award agreemends adopted much of the language and terms negotiated by Mr. Hamamoto’s legal counsel or were heavily influenced by Mr. Hamamoto’s negotiation of his employment agreement and related award agreements through his outside counsel. For each of Messrs. Flannery and Gery, the amount shown represents a signing bonus of $100,000 paid to such executive upon the acceptance of his position as Chief Operating Officer and Chief Development Officer, respectively.
(6)	Messrs. Hamamoto and Gross became ineligible for Board fees paid to non-employee directors beginning in March 2011 upon accepting positions as Executive Chairman and Chief Executive Officer, respectively.
(7)	Amounts shown represent the grant date fair value of LTIP units that could be settled in shares of our common stock computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions made in the valuations reflected in this column, see footnote 10 to the audited financial statements contained in our Form 10-K for the year ended December 31, 2012. Mr. Hamamoto resigned from the Board of Directors and from his position as Executive Chairman, effective November 20, 2012. As such, all 30,351 unvested LTIP units, as well as certain other equity awards, issued to him were forfeited.

2012 Grants of Plan-Based Awards

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards						Estimated Future Payouts Under Equity Incentive Plan Awards				All Other Stock Awards: Number of Shares of Stock		All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
		Threshold		Target		Maximum		Threshold	Target		Maximum	or Units		Options	Awards	Awards
Name	Grant Date	($)		($)		($)		($)	($)		($)	(#)(1)		(#)	($/sh)	($)(2)
Michael J. Gross		390,000	(4)	780,000	(4)	1,170,000	(4)
Richard T. Szymanski		248,230	(4)	397,168	(4)	620,575	(4)
	2/22/2012							—	738,605	(3)	—					75,000	(3)
Daniel R. Flannery		312,000	(4)	624,000	(4)	936,000	(4)
Yoav Gery		312,000	(4)	624,000	(4)	936,000	(4)
David T. Hamamoto
	2/22/2012											121,402	(1)			675,000

(1)	Amounts represent grants of LTIP units made to Mr. Hamamoto on February 22, 2012 pursuant to his then employment agreement. LTIP units, vested or unvested, are entitled to receive the same quarterly per unit distributions as other membership units in Morgans Group LLC, our operating company, which equal per share dividends on our common stock. We are prohibited, however, from declaring dividends pursuant to various debt covenants. LTIP units granted to Mr. Hamamoto vest ratably in 12 monthly installments beginning on each of the first twelve monthly anniversaries of March 20, 2012. Mr. Hamamoto resigned from the Board of Directors and from his position as Executive Chairman, effective November 20, 2012. As such, all 30,351 unvested LTIP units, as well as certain other equity awards, issued to him were forfeited.
(2)	The grant date fair value was computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions made in the valuations reflected in this column, see footnote 10 to the audited financial statements contained in our Form 10-K for the year ended December 31, 2012.

(3)	The total target pool for the Outperformance Award Program at the time the pool was first established in March 2011 was approximately $15 million, based on roughly a doubling of the then stock price over a three-year period to $16.00. The “Target” value shown for each named executive officer reflects such officer’s participating percentage, which is represented by OPP LTIP units, in the total target pool assuming the stock price over a three-year period is $16.00. The Outperformance Award Program does not cap the maximum value of the awards. See description of the Outperformance Award Program under “Compensation Discussion and Analysis.” The grant date fair value relating to OPP LTIP units, based upon the probable outcome of the performance conditions as of the grant date, was $75,000.
(4)	Represents the threshold, target and maximum amounts that could be earned by each named executive officer pursuant to our 2012 annual cash incentive plan. Pursuant to his employment agreement, Mr. Hamamoto received an award of LTIP units on February 22, 2012 in lieu of a base salary and an annual cash incentive for 2012.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements

As of December 31, 2012, we had employment agreements with Messrs. Gross, Flannery, Gery, and Szymanski. We also had an employment agreement with Mr. Hamamoto until he resigned from the Board of Directors and from his position as Executive Chairman, effective November 20, 2012.

Michael Gross Employment Agreement

On March 20, 2011, the Company entered into an employment agreement, effective as of such date, with Michael Gross in connection with his appointment as Chief Executive Officer. In February 2013, the Company entered into an amendment to the employment agreement, extending the term from March 2014 to March 2015. The employment agreement, as amended, provides for the following terms:

•	an initial four-year contract term, which the Company may offer to renew for a six month period with 75 days’ notice prior to the end of the initial term on the same terms as applicable at the end of the initial term;

•	a minimum base salary of $750,000 per year, subject to review and increase annually at the discretion of the Board or Compensation Committee and in accordance with the standard practice of the Company;

•	eligibility to receive an annual cash incentive for each of 2011, 2012, 2013 and 2014 with a target payout of 100% of annualized base salary, with any excess over 100% payable in equity, at the discretion of the Compensation Committee; provided that (i) for 2011, the bonus will be prorated for the partial year, with 50% of the target bonus guaranteed, and the remaining 50% dependent on performance (40% based on EBITDA, 10% on RevPAR Index) and (ii) for 2012, 2013 and 2014, the target payout will range from 50% to 150% of base salary, based on individual performance;

•	a grant of options to purchase 300,000 shares of the Company’s common stock, at an exercise price equal to the fair market value on the grant date, vesting pro rata over a three-year period on each anniversary date of grant, pursuant to the Amended and Restated 2007 Plan;

•	a grant of 125,000 LTIP units, vesting pro rata over a three-year period on each anniversary date of grant, pursuant to the Amended and Restated 2007 Plan;

•	a 35% participation interest in the Executive Promoted Interest Bonus Pool;

•	a 35% participating percentage in the Outperformance Award Program;

•	no obligation to resign from the Board in the event of termination of employment, other than for Cause; and

•	medical and other group welfare plan coverage and fringe benefits provided to our executive employees generally.

In addition, Mr. Gross’s employment agreement provides for certain payments to be made upon his termination and includes certain non-competition, standstill and non-solicitation provisions. See “Potential Payments Upon Termination or Change in Control” below.

Furthermore, the Company agreed to reimburse Mr. Gross for his reasonable legal fees and expenses incurred in connection with the negotiation of the employment agreement.

Daniel Flannery Employment Agreement; Yoav Gery Employment Agreement

On March 20, 2011, the Company entered into an employment agreement, effective as of April 4, 2011, with Daniel Flannery in connection with his appointment as Chief Operating Officer, and an employment agreement, effective as of March 23, 2011, with Yoav Gery in connection with his appointment as Chief Development Officer. In February 2013, the Company entered into an amendment to each of these employment agreements, extending the terms from March 2014 to March 2015. Each of these employment agreements provide for the following terms:

•	an initial four-year contract term, which the Company may offer to renew for a six month period with 75 days notice prior to the end of the initial term on the same terms as applicable at the end of the initial term;

•	a base salary of $600,000 per annum, subject to review and increase annually at the discretion of the Board or Compensation Committee, and increasing in accordance with the standard practice of the Company;

•	eligibility to receive an annual cash incentive for each of 2011, 2012, 2013 and 2014 with a target payout of 100% of annualized base salary, with any excess over 100% payable in equity, at the discretion of the Compensation Committee; provided that (i) for 2011, the bonus will be prorated for the partial year, with 50% of the target bonus guaranteed, and the remaining 50% dependent on performance (40% based on EBITDA, 10% on RevPAR Index), and (ii) for 2012, 2013 and 2014, the target payout will range from 50% to 150% of base salary, based on individual performance;

•	a grant of options to purchase 200,000 shares of the Company’s common stock, at an exercise price equal to the fair market value on the grant date, vesting pro rata over a three-year period on each anniversary date of grant, as an inducement grant under the Nasdaq rules;

•	a grant of shares of RSUs (43,000 RSUs for Mr. Flannery and 65,250 RSUs for Mr. Gery), vesting pro rata over a 3-year period on each anniversary date of grant, as an inducement grant under the Nasdaq rules;

•	a 10% participation interest in the Executive Promoted Interest Bonus Pool;

•	a 10% participating percentage in the Outperformance Award Program;

•	medical and other group welfare plan coverage and fringe benefits provided to our executive employees generally.

In addition, the employment agreements provide for certain payments to be made upon the executive’s termination and includes certain non-competition, standstill and non-solicitation provisions. See “Potential Payments Upon Termination or Change in Control” below.

Furthermore, the Company agreed to reimburse each of Messrs. Flannery and Gery for up to $20,000 of relocation expenses and his reasonable legal fees and expenses incurred in connection with the entering into of the employment agreement.

Richard Szymanski Employment Agreement

Mr. Szymanski’s employment agreement provides for him to serve as our Chief Financial Officer on the following terms:

•	no specified initial contract term; agreement may be terminated by either party in accordance with the applicable termination provision;

•	an annual base salary of at least $450,000, subject to annual review for increase;

•	eligibility for annual cash incentives commensurate with the incentive paid to the Company’s other similarly situated employees, provided that the exact amount of his incentive will be determined in the Company’s sole discretion; and

•	medical and other group welfare plan coverage and fringe benefits provided to our employees generally.

In addition, Mr. Szymanski’s employment agreement provides for certain payments to be made upon his termination and includes certain non-solicitation provisions. See “Potential Payments Upon Termination or Change in Control” below for these terms and amounts.

David Hamamoto Employment Agreement

In November 2012, Mr. Hamamoto, Executive Chairman of the Board, resigned from the Board of Directors and from his position as Executive Chairman, effective November 20, 2012. As such, all unvested LTIP units, as well as certain other equity awards, were forfeited and all vested stock options expired 90 days from his resignation date.

Outstanding Equity Awards at Fiscal Year-End

(as of fiscal year end December 31, 2012)

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(12)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(13)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(13)
Michael J. Gross	100,000	(1)	200,000	(1)	8.87	(1)	3/20/2021	83,333	(2)	461,665	—	—
Richard T. Szymanski	55,894	(3)	—	(3)	15.42	(3)	4/3/2018	33,333	(6)	184,665	—	—
	33,000	(4)	—	(4)	17.67	(4)	11/27/2017	7,377	(7)	40,869	—	—
	25,000	(5)	—	(5)	20.00	(5)	2/14/2016	—		—	—	—
Daniel R. Flannery	66,667	(8)	133,333	(8)	9.69	(8)	4/4/2021	28,666	(9)	158,810	—	—
Yoav Gery	66,667	(10)	133,333	(10)	9.64	(10)	3/23/2021	43,500	(11)	240,990	—	—
David T. Hamamoto	200,000	(1)	—	(1)	8.87	(1)	3/20/2013	—		—	—	—
	300,000	(5)	—	(5)	20.00	(5)	3/20/2013	—		—	—	—

(1)	These option awards were granted on March 20, 2011 to Messrs. Hamamoto and Gross and began to vest ratably in three annual installments beginning on the first anniversary of the grant date. Mr. Hamamoto resigned from the Board of Directors and from his position as Executive Chairman, effective November 20, 2012. As such, all unvested stock options issued to him were forfeited and all vested stock options expired 90 days from his resignation date.

(2)	This stock award, in the form of LTIP units, which are convertible into a corresponding number of shares of the Company’s common stock, was granted to Mr. Gross on March 20, 2011, to vest ratably in three annual installments beginning on the first anniversary of the grant date.

(3)	This option award was granted on April 3, 2008 to Mr. Szymanski and vested ratably in three annual installments beginning on the first anniversary of the grant date.

(4)	This option award was granted on November 27, 2007 to Mr. Szymanski, and vested ratably in three annual installments beginning on the first anniversary of the grant date.

(5)	These option awards were granted on February 14, 2006 to Messrs. Hamamoto and Szymanski, 1/3 of which vested on February 14, 2007, and the remainder of which vested in 24 equal installments at the end of each month following the first anniversary of the grant date. Pursuant to Mr. Hamamoto’s resignation as Executive Chairman, all unvested stock options issued to him were forfeited and all vested stock options expired 90 days from his resignation date.

(6)	This stock award, in the form of LTIP units, which are convertible into a corresponding number of shares of the Company’s common stock, was granted to Mr. Szymanski on April 7, 2011, to vest ratably in three annual installments beginning on the first anniversary of the grant date.

(7)	This stock award, in the form of LTIP units, which are convertible into a corresponding number of shares of the Company’s common stock, was granted to Mr. Szymanski on April 5, 2010, to vest ratably in three annual installments beginning on the first anniversary of the grant date.

(8)	This option award was granted on April 4, 2011 to Mr. Flannery, to vest ratably in three annual installments beginning on the first anniversary of the grant date.

(9)	This stock award, in the form of RSUs, was granted to Mr. Flannery on April 4, 2011, to vest ratably in three annual installments beginning on the first anniversary of the grant date.

(10)	This option award was granted on March 23, 2011 to Mr. Gery, to vest ratably in three annual installments beginning on the first anniversary of the grant date.

(11)	This stock award, in the form of RSUs, was granted to Mr. Gery on March 23, 2011, to vest ratably in three annual installments beginning on the first anniversary of the grant date.

(12)	Based on the closing stock price of our common stock on December 31, 2012 of $5.54 per share.

(13)	Pursuant to the Outperformance Award Program, each of Messrs. Hamamoto, Gross, Flannery, Gery and Szymanski received an award in the form of OPP LTIP units. The number and market or payout value of awards is based on the amount that each recipient would have earned under our Outperformance Award Program if our performance for the three-year performance period under the program continued at the same annualized rate as we experienced from March 20, 2011, the first day of the performance period, through December 31, 2012. Because the annualized total stockholder return during this period was less than that required for Messrs. Hamamoto, Gross, Flannery, Gery, and Szymanski to earn payouts under our Outperformance Award Program, no amounts are reported for the number and market or payout value. The terms of our Outperformance Award Program, including the vesting terms, are described above under “Compensation Discussion and Analysis – Other Equity Compensation – Outperformance Awards.” Pursuant to Mr. Hamamoto’s resignation as Executive Chairman, all OPP LTIP unit awards issued to him were forfeited.

Stock Vested During 2012

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Michael J. Gross (1)	—	—
Richard T. Szymanski (2)	25,000	115,750
Daniel R. Flannery (3)	14,334	68,947
Yoav Gery (4)	21,750	116,363
David T. Hamamoto (5)	—	—

(1)	This table does not include information regarding stock options that have vested, but have not been exercised. It also does not include an aggregate of 41,667 LTIP units that vested during 2012, but have not been converted or redeemed into shares of common stock. The aggregate market value of the 41,667 vested LTIP units, as of each respective vesting date, was approximately $222,918.

(2)	Reflects the vesting on August 14, 2012 of 1/3, or 25,000, of the total RSUs granted on August 14, 2009. Number of shares reflects the total number of shares vested. Amounts reflect the market value of the shares vested, based on the closing price of our common stock on the date of vesting. The closing price of our common stock on August 14, 2012 was $4.63.

This table does not include information regarding stock options that have vested, but have not been exercised. It also does not include the following LTIP units that have vested during 2012, but have not been converted or redeemed into shares of common stock: 3,445 LTIP units that vested on April 9, 2012, with a market value of approximately $16,536 as of the vesting date, 7,376 LTIP units that vested on April 5, 2012, with a market value of approximately $34,593 as of the vesting date, and 16,667 LTIP units that vested on April 7, 2012, with a market value of approximately $78,168 as of the vesting date.

(3)	Reflects the vesting on April 4, 2012 of 1/3, or 14,334, of the total RSUs granted on April 4, 2011. Number of shares reflects the total number of shares vested. Amounts reflect the market value of the shares vested, based on the closing price of our common stock on the date of vesting. The closing price of our common stock on April 4, 2012 was $4.81.

This table does not include information regarding stock options that have vested, but have not been exercised.

(4)	Reflects the vesting on March 23, 2012 of 1/3, or 21,750, of the total RSUs granted on March 23, 2011. Number of shares reflects the total number of shares vested. Amounts reflect the market value of the shares vested, based on the closing price of our common stock on the date of vesting. The closing price of our common stock on March 23, 2012 was $5.35.

This table does not include information regarding stock options that have vested, but have not been exercised.

(5)	This table does not include information regarding stock options that have vested, but have not been exercised. It also does not include an aggregate of 91,051 LTIP units that vested monthly during 2012, but have not been converted or redeemed into shares of common stock. The aggregate market value of the 91,051 vested LTIP units, as of each respective vesting date, was approximately $484,390.

Potential Payments upon Termination or Change in Control

Messrs. Gross, Szymanski, Flannery and Gery

The following discussion summarizes the potential payments and acceleration rights upon certain terminations, including following a change in control of the Company, where different, for each of our named executive officers, Messrs. Gross, Flannery, Gery and Szymanski, assuming a December 31, 2012 termination date. These payments and acceleration rights are generally contained within the named executive officers’ employment agreements.

The amounts set forth below do not include agreements, plans or arrangements providing for payments upon termination that do not discriminate in scope, terms or operation in favor of the Company’s executive officers and that are generally available to all employees of the Company equally (e.g., payouts under our life insurance policy or disability plan payments) or compensation amounts accrued and not yet paid for past service unless special terms apply to such accrued compensation. The amounts also do not include the value of any equity awards made subsequent to December 31, 2012. In addition, for purposes of quantifying the value of continued health insurance coverage benefits presented in the disclosure below, we have estimated a value of such insurance benefits based on the monthly cost of such coverage as of December 31, 2012 pursuant to COBRA, multiplied by the number of months. All payments are lump sum unless otherwise noted below.

All payments and terms, other than the payment of accrued base salary, are conditioned upon the execution of a release by the executive in connection with the termination of his employment.

Termination	Key Terms (1)	Payment as of December 31, 2012 (2)
Michael Gross
For Cause or Voluntary Resignation

•        unpaid prior year bonus forfeited

•        no prorated bonus for current year

•        ability to exercise vested awards for 3 months from the date of termination

•        automatic resignation from Board, but only if he is terminated for Cause

		$0 $0 N/A N/A
	• automatic resignation from the Board if termination is for Cause	N/A

Without Cause or for Good Reason	• prorated bonus (if any) for year of termination	$780,000

•        two times base salary; provided that if termination follows a Change of Control with a transaction price/share that does not represent at least a 4.5% compound annual growth rate (stock price appreciation plus dividends) measured over a three-year period, then payment is one times base salary

		$1,560,000 or $780,000, as applicable

Termination	Key Terms (1)	Payment as of December 31, 2012 (2)

•        full acceleration of unvested equity awards (other than awards under the Outperformance Award Program, which vest as to time but not performance, and participation interests in the Executive Promoted Interest Bonus Pool (if any))

The value of this benefit would have been $0 for options, as all options were underwater as of December 31, 2012.

As the LTIP units were fully convertible into our common stock as of December 31, 2012, the value of this benefit would have been $461,665, based on full vesting of all 83,333 unvested LTIP units at that date.

•        the grantee will not forfeit any unvested awards under the Outperformance Award Program but will receive, following the Final Valuation Date of March 20, 2014, a Participation Amount reflecting his partial service

		Not yet determinable; $0 as of December 31, 2012 but the final Participation Amount is subject to determination on March 20, 2014.

	• ability to exercise vested awards for the longer of 12 months from the date of termination or 4 years from the grant date	N/A

	• 18 months COBRA coverage	$18,418

Non-Renewal by Company	• one times base salary	$780,000

•        full acceleration of unvested equity awards (other than awards under the Outperformance Award Program, which vest as to time but not performance, and participation interests in the Executive Promoted Interest Bonus Pool (if any))

		$461,665; See above

	• ability to exercise vested awards for the longer of 12 months from the date of termination or 4 years from the grant date	N/A

	• 12 months COBRA coverage	$12,279

Non-Renewal by Executive	• ability to exercise vested awards for the longer of 12 months from the date of termination or 4 years from the grant date	N/A

Disability or Death	• prorated bonus (if any) for year of termination	$390,000

	• one times base salary	$780,000

Termination	Key Terms (1)	Payment as of December 31, 2012 (2)

•        full acceleration of unvested equity awards (other than awards under the Outperformance Award Program, which vest as to time but not performance, and participation interests in the Executive Promoted Interest Bonus Pool (if any))

		$461,665; See above

•        the grantee will not forfeit any unvested awards under the Outperformance Award Program but will receive, following the Final Valuation Date of March 20, 2014, a Participation Amount reflecting his partial service

		See above

	• ability to exercise vested awards for the longer of 12 months from the date of termination or 4 years from the grant date	N/A

	• 12 months COBRA coverage	$12,279
Richard Szymanski

For Cause or Voluntary Resignation	—	—

Without Cause or for Good Reason	• prorated bonus (if any) for year of termination	$397,168

	• two times base salary	$992,920

	• single incentive equal to the greater of (i) the incentive he actually received for the prior two years or (ii) twice his annual target incentive	$794,336

	• 24 months of health benefits for Mr. Szymanski and his dependents	$24,558

	• ability to exercise vested awards for 3 months from the date of termination	N/A

Death or Disability	• ability to exercise options for 12 months after the date of death. During the 12-month period, the estate or heirs may exercise the vested portion of the options outstanding.	N/A

Termination	Key Terms (1)	Payment as of December 31, 2012 (2)
	• full acceleration of unvested RSUs	The value of this benefit would have been $0 for RSUs, as there are no unvested RSUs as of December 31, 2012.

Change of Control

•        full acceleration of unvested equity awards; but only if at the time of or during the one-year period following a Change in Control, the Company terminates his employment or he resigns for Good Reason

The value of this benefit would have been $0 for options, as all options were underwater as of December 31, 2012.

As the LTIP units were fully convertible into our common stock as of December 31, 2012, the value of this benefit would have been $225,533, based on full vesting of all 40,710 unvested LTIP units at that date.

The value of this benefit would have been $0 for RSUs, as there are no unvested RSUs as of December 31, 2012.

Daniel Flannery

For Cause or Voluntary Resignation	• unpaid prior year bonus forfeited • no prorated bonus for current year	$0 $0

	• ability to exercise vested awards for 3 months from the date of termination	N/A

Without Cause or for Good Reason	• pro rata bonus (if any) for year of termination	$624,000

•        two times base salary; provided that if termination follows a Change of Control with a transaction price/ share that does not represent at least a 4.5% compound annual growth rate (stock price appreciation plus dividends) measured over a three-year period, then it is one times base salary

$1,248,000 or $624,000, as applicable

•        full acceleration of unvested equity awards (other than awards under the Outperformance Award Program, which vest as to time but not performance, and participation interests in the Executive Promoted Interest Bonus Pool (if any))

The value of this benefit would have been $0 for options, as all options were underwater as of December 31, 2012.

The value of this benefit would have been $158,810 for RSUs, based on full vesting of all 28,666 unvested RSUs at that date.

Termination	Key Terms (1)	Payment as of December 31, 2012 (2)

•        the grantee will not forfeit any unvested awards under the Outperformance Award Program but will receive, following the Final Valuation Date of March 20, 2014, a Participation Amount reflecting his partial service

		Not yet determinable; $0 as of December 31, 2012 but the final Participation Amount is subject to determination on March 20, 2014.

	• ability to exercise vested awards for the longer of 12 months from the date of termination or 4 years from the grant date	N/A

	• 12 months COBRA coverage	$15,793

Non-Renewal by Company	• one times base salary	$624,000

•        full acceleration of unvested equity awards (other than awards under the Outperformance Award Program, which vest as to time but not performance, and participation interests in the Executive Promoted Interest Bonus Pool (if any))

		$158,810; See above

	• ability to exercise vested awards for the longer of 12 months from the date of termination or 4 years from the grant date	N/A

	• 12 months COBRA coverage	$15,793

Non-Renewal by Executive	• ability to exercise vested awards for the longer of 12 months from the date of termination or 4 years from the grant date	N/A

Disability or Death	• prorated bonus (if any) for year of termination	$624,000

	• one times base salary	$624,000

•        full acceleration of unvested equity awards (other than awards under the Outperformance Award Program, which vest as to time but not performance, and participation interests in the Executive Promoted Interest Bonus Pool (if any))

		$158,810; See above

Termination	Key Terms (1)	Payment as of December 31, 2012 (2)

•        the grantee will not forfeit any unvested awards under the Outperformance Award Program but will receive, following the Final Valuation Date of March 20, 2014, a Participation Amount reflecting his partial service

		See above

	• ability to exercise vested awards for the longer of 12 months from the date of termination or 4 years from the grant date	N/A

	• 12 months COBRA coverage	$15,793
Yoav Gery

For Cause or Voluntary Resignation	• unpaid prior year bonus forfeited	$0

	• no prorated bonus for current year	$0

	• ability to exercise vested awards for 3 months from the date of termination	N/A

Without Cause or for Good Reason	• pro rata bonus (if any) for year of termination	$624,000

•        two times base salary; provided that if termination follows a Change of Control with a transaction price/ share that does not represent at least a 4.5% compound annual growth rate (stock price appreciation plus dividends) measured over a three-year period, then it is one times base salary

		$1,248,000 or $624,000, as applicable

•        full acceleration of unvested equity awards (other than awards under the Outperformance Award Program, which vest as to time but not performance, and participation interests in the Executive Promoted Interest Bonus Pool (if any))

The value of this benefit would have been $0 for options, as all options were underwater as of December 31, 2012.

The value of this benefit would have been $240,990 for RSUs, based on full vesting of all 43,500 unvested RSUs at that date.

•        the grantee will not forfeit any unvested awards under the Outperformance Award Program but will receive, following the Final Valuation Date of March 20, 2014, a Participation Amount reflecting his partial service

		Not yet determinable; $0 as of December 31, 2012 but the final Participation Amount is subject to determination on March 20, 2014.

Termination	Key Terms (1)	Payment as of December 31, 2012 (2)
	• ability to exercise vested awards for the longer of 12 months from the date of termination or 4 years from the grant date	N/A

	• 12 months COBRA coverage	$12,279

Non-Renewal by Company	• one times base salary	$624,000

•        full acceleration of unvested equity awards (other than awards under the Outperformance Award Program, which vest as to time but not performance, and participation interests in the Executive Promoted Interest Bonus Pool (if any))

		$240,990; See above

	• ability to exercise vested awards for the longer of 12 months from the date of termination or 4 years from the grant date	N/A

	• 12 months COBRA coverage	$12,279

Non-Renewal by Executive	• ability to exercise vested awards for the longer of 12 months from the date of termination or 4 years from the grant date	N/A

Disability or Death	• prorated bonus (if any) for year of termination	$624,000

	• one times base salary	$624,000

•        full acceleration of unvested equity awards (other than awards under the Outperformance Award Program, which vest as to time but not performance, and participation interests in the Executive Promoted Interest Bonus Pool (if any))

		$240,990; See above

•        the grantee will not forfeit any unvested awards under the Outperformance Award Program but will receive, following the Final Valuation Date of March 20, 2014, a Participation Amount reflecting his partial service

		See above

	• ability to exercise vested awards for the longer of 12 months from the date of termination or 4 years from the grant date	N/A

	• 12 months COBRA coverage	$12,279

(1)	The Executive Promoted Interest Bonus Pool is currently inactive.
(2)	The value of all options, LTIPs and RSUs are computed based on our closing stock price on December 30, 2012 of $5.54.

Defined Terms

The following definitions apply to each of the employment agreements of Messrs. Gross, Flannery and Gery:

“Cause” generally means, subject to a cure period:

•	the willful and continued failure to substantially perform his duties under his employment agreement, after written demand for substantial performance has been given by the Board;

•	material breach by the executive of his obligations under his employment agreement resulting in substantial economic or financial injury to the Company;

•	executive’s willful commission of fraud, theft or dishonesty resulting in substantial economic or financial injury to the Company;

•	executive’s conviction of a felony or pleading guilty or no contest to a felony; or

•	executive’s willfully engaging in misconduct that is materially injurious to the Company.

“Good Reason” generally means:

•

any change in the executive officer’s title or the assignment to the executive of duties materially inconsistent with the executive’s title, position, status, reporting relationships, authority, duties or responsibilities as contemplated by his employment agreement or any other action by the Company which results in a material diminution or material adverse change in the executive’s title, position, status, reporting relationships, authority, duties or responsibilities, other than insubstantial or inadvertent actions not taken in bad faith which are remedied by the Company within 15 days of notice thereof (other than allocations of or changes in duties between the Chairman and the Chief Executive Officer);

•

any material failure by the Company to comply with the employment agreement or related agreement, other than insubstantial or inadvertent failures not in bad faith which are remedied by the Company after receipt of notice thereof given by the executive;

•	any failure by the Company to comply with and satisfy the provision in the employment agreement regarding a successor entity honoring the agreement;

•	with respect to Mr. Gross only, any failure by the Board to nominate the executive for election to the Board, any failure by shareholders to elect the executive to the Board; or

•

any requirement that the executive’s principal place of employment be at a location more than 50 miles from New York, New York, resulting in a material increase in distance from the executive’s residence to his new place of employment.

“Change of Control” generally occurs upon the following:

•

individuals who on March 20, 2011 (the “Effective Date”) constitute the Board, plus new directors of the Company whose election or nomination for election is approved by a vote of at least two-thirds of the directors of the Company still in office who were directors of the Company at the beginning of such period, cease for any reason during such period to constitute at majority of the members of the Board;

•

any “person” (as such term is defined in Section 3(a)(9) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and as used in Sections 13(d)(3) and 14(d)(2) of the Exchange Act) is or becomes, after the Effective Date, a “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 30% or more of the combined voting power of the Company’s then outstanding securities eligible to vote for the election of the Board; provided, however, that an event described in this paragraph (ii) shall not be deemed to be a Change of Control if any of following becomes such a beneficial owner: (A) the Company or any majority-owned subsidiary of the Company (provided that this exclusion applies solely to the ownership levels of the Company or the majority-owned subsidiary), (B) any tax-qualified, broad-based employee benefit plan sponsored or maintained by the Company or any such majority-owned subsidiary, or (C) any underwriter temporarily holding securities pursuant to an offering of such securities; or

•

the consummation of a merger, consolidation, share exchange or similar form of transaction involving the Company or any of its subsidiaries, or the sale of all or substantially all of the Company’s assets (a “Business Transaction”), unless immediately following such Business Transaction (A) more than 50% of the total voting power of the entity resulting from such Business Transaction or the entity acquiring the Company’s assets in such Business Transaction (the “Surviving Corporation”) is beneficially owned, directly or indirectly, by the Company’s shareholders immediately prior to any such Business Transaction, and (B) no person (other than the persons set forth in clauses (A), (B), or (C) of the preceding bullet or any tax-qualified, broad-based employee benefit plan of the Surviving Corporation or its affiliates) beneficially owns, directly or indirectly, 30% or more of the total voting power of the Surviving Corporation; or

•

Board approval of a liquidation or dissolution of the Company, unless the voting common equity interests of an ongoing entity (other than a liquidating trust) are beneficially owned, directly or indirectly, by the Company’s shareholders in substantially the same proportions as such shareholders owned the Company’s outstanding voting common equity interests immediately prior to such liquidation and such ongoing entity assumes all existing obligations of the Company to the executive under the 2011 Outperformance Plan Award Agreement; or

•

approval by the shareholders of the Company or the managing member and/or non-managing members of the operating company of a dissolution or liquidation of the operating company and satisfaction or effective waiver of all material contingencies to such liquidation or dissolution.

The following definitions apply to the employment agreement of Mr. Szymanski:

“Cause” generally means:

•	the employee’s repeated failure to perform his duties as determined in the sole discretion of the Board;

•	the employee’s refusal to follow the policies and directives of his supervisor, as applicable;

•	the employee’s material breach of the provisions of the employment agreement;

•	the employee’s engagement in any act of dishonesty, gross negligence or willful misconduct that may have an adverse effect on the Company;

•	the employee’s breach of any fiduciary duty owed to the Company; or

•	the employee’s knowing violation of any law, rule or regulation that affects his performance of, or ability to perform any of, his duties or responsibilities with the Company;

provided, however, that no termination pursuant to the first, second and third bullets shall be effective unless the conduct providing cause to terminate continues after the employee has been given notice thereof and 30 days in which to cure the same.

“Good Reason” generally means:

•	any material failure by the Company to comply with any of the compensation provisions, other than insubstantial or inadvertent failures not in bad faith which are remedied by the Company;

•	the assignment to the employee, or the removal from the employee, of any duties or responsibilities that result in a material diminution of the employee’s authority;

•	a material diminution of the budget over which the employee has responsibility, other than for a bona fide business reason;

•	any material failure by the Company to comply with and satisfy the provision in the employment agreement regarding a successor entity honoring the agreement;

•	the imposition of any requirement that the employee relocate his office to a location other than Manhattan; or

•	a material breach by the Company of any written agreement between the Company and the employee;

provided, however, that no termination for good reason shall be effective unless the acts or omissions providing good reason to terminate are capable of being cured and such acts or omissions continue after the employee has given the Company notice thereof and 30 days in which to cure the same.

“Change in Control” generally means:

•

any person or group of persons (as defined in Section 13(d) and 14(d) of Exchange Act) together with its affiliates, excluding employee benefit plans of the Company, is or becomes, directly or indirectly, the “beneficial owner” (as defined in Rule 13d-3 of the Exchange Act) of securities of the Company representing 40% or more of the combined voting power of the Company’s then outstanding securities;

•

individuals who at the beginning of any two-year period constitute the Board, plus new directors of the Company whose election or nomination for election by the Company’s stockholders is approved by a vote of at least two-thirds of the directors of the Company still in office who were directors of the Company at the beginning of such two-year period, cease for any reason during such two-year period to constitute at least two-thirds of the members of the Board;

•

a merger or consolidation of the Company with any other corporation or entity is consummated regardless of which entity is the survivor, other than a merger of consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or being converted into voting securities of the surviving entity) at least 60% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation; or

•	the Company is completely liquidated or all or substantially all of the Company’s assets are sold.

Non-Competition, Non-Solicitation and Standstill Provisions

Each of Messrs. Gross, Flannery and Gery are also subject to certain (i) non-competition and standstill provisions for six months following termination of his employment, (ii) non-solicitation provisions with respect to employees and consultants for 12 months following termination of his employment and (iii) non-solicitation provisions with respect to customers for six months following termination. He also may not pursue any prospective deals in the Company’s deal pipeline for 12 months following termination of his employment.

Mr. Szymanski has also agreed to non-solicitation provisions that cover the period of his employment and a two-year period thereafter, regardless of the circumstances under which his employment terminates, and confidentiality provisions that cover the period of his employment and thereafter. In the event that Mr. Szymanski threatens to breach or materially breaches the non-solicitation or confidentiality provision of his employment agreement, the Company shall be entitled to both equitable relief and monetary damages.

Director Compensation

The following table summarizes the various fees currently in effect for Directors:

Annual fee
• Chairman of the Board of Directors	$70,000
• Non-employee directors	$50,000
Fee for Chairman of Committees
• Audit Committee	$15,000
• Compensation Committee	$15,000
• Corporate Governance and Nominating Committee	$7,000
Fee for each meeting attended in person
• Board of Directors	$2,000
• Audit Committee	$2,000
• Compensation Committee	$2,000
• Corporate Governance and Nominating Committee	$2,000
Fee for each meeting attended by telephone
• Board of Directors	$2,000
• Audit Committee	$2,000
• Compensation Committee	$2,000
• Corporate Governance and Nominating Committee	$2,000

The Board strongly encourages stock ownership by directors. In addition, the Company’s Corporate Governance Guidelines provide that a substantial portion of director compensation shall be provided in the form of restricted stock units or other equity-based compensation. Accordingly, we make a one-time grant of $50,000 worth of RSUs to new directors and annual equity grants worth $50,000 to each of our non-employee directors. On May 17, 2012, our Compensation Committee granted 10,822 RSUs to each of our non-employee directors at the time, with the exception of Mr. Kalisman, who has elected to waive all director compensation in the form of equity grants. These RSUs vested immediately upon grant, but are not exercisable until such time as they resign as a director or otherwise separate from the Company. We anticipate that each year our Compensation Committee will continue to grant to each of our non-employee directors equity awards having a value and vesting schedule determined by the Compensation Committee. We currently anticipate that these grants will be made to our non-employee directors each year after our annual meeting of stockholders.

Lastly, each non-employee director was granted 14 complimentary room stays, transferable to other persons at the director’s request, and a fixed rate at each hotel or property owned by the Company. In addition, we reimburse all directors for reasonable and customary out-of-pocket expenses incurred in connection with their services on the Board.

Directors who are our officers or employees receive no compensation as directors.

The following table sets forth the compensation of our non-employee directors for the fiscal year ended December 31, 2012.

2012 Director Compensation

	Fees Earned or Paid in Cash ($)	Stock Awards ($)(9)	All Other Compensation ($)	Total ($)
David T. Hamamoto(1)	—	—	—	—
Ronald W. Burkle(2)	66,000	50,000	—	116,000
Robert Friedman(3)	146,000	50,000	—	196,000
Jeffery M. Gault(4)	97,000	50,000	—	147,000
Michael J. Gross(5)	—	—	—	—
Thomas L. Harrison(3)	148,000	50,000	—	198,000
Jason T. Kalisman(6)	115,000	—	—	115,000
Edwin L. Knetzger, III(7)	78,319	—	—	78,319
Michael D. Malone(4)	142,000	50,000	—	192,000
Andrew Sasson(8)	51,848	50,000	—	101,848

(1)	Mr. Hamamoto was the Company’s Executive Chairman until November 20, 2012 when he tendered his resignation. As of December 31, 2012, Mr. Hamamoto held 300,000 stock options to purchase shares of common stock that were granted on February 14, 2006, all of which are vested; 325,000 LTIP units that were granted on February 14, 2006, all of which are vested. The February 14, 2006 grants of stock options and LTIP units were made as “founder” grants to Mr. Hamamoto at the time of our IPO. See “Summary Compensation Table” for additional stock options and LTIP units granted to Mr. Hamamoto in his capacity as Executive Chairman, and the “Voting Securities of Certain Beneficial Owners and Management” table for additional equity that may be beneficially owned by Mr. Hamamoto.

(2)	As of December 31, 2012, Mr. Burkle held 10,822 RSUs that were granted on May 17, 2012, all of which are vested; 6,045 RSUs that were granted on May 19, 2011, all of which are vested; and 5,500 RSUs that were granted on April 7, 2011, all of which are vested. See the “Voting Securities of Certain Beneficial Owners and Management” table for additional equity that may be beneficially owned by Mr. Burkle.

(3)	As of December 31, 2012, each of Messrs. Friedman and Harrison held 10,822 RSUs that were granted on May 17, 2012, all of which are vested; 6,045 RSUs that were granted on May 19, 2011, all of which are vested; 8,305 RSUs that were granted on May 20, 2010, all of which are vested; 10,080 RSUs that were granted on August 14, 2009, all of which are vested; 3,623 LTIPs that were granted on May 20, 2008, all of which are vested; 1,017 RSUs that were granted on May 31, 2007, all of which are vested; and 5,000 RSUs that were granted on February 14, 2006, all of which are vested. See the “Voting Securities of Certain Beneficial Owners and Management” table for additional equity that may be beneficially owned by Messrs. Friedman and Harrison.

(4)	As of December 31, 2012, each of Messrs. Gault and Malone held 10,822 RSUs that were granted on May 17, 2012, all of which are vested; 6,045 RSUs that were granted on May 19, 2011, all of which are vested; 8,305 RSUs that were granted on May 20, 2010, all of which are vested; 10,080 RSUs that were granted on August 14, 2009, all of which are vested; 6,497 RSUs that were granted on April 1, 2008, all of which are vested; and 3,623 LTIP units that were granted on May 20, 2008, all of which are vested. See the “Voting Securities of Certain Beneficial Owners and Management” table for additional equity that may be beneficially owned by Messrs. Gault and Malone.

(5)	Mr. Gross was an independent director of the Board until March 20, 2011, when he accepted the position of the Company’s Chief Executive Officer. As of December 31, 2011, Mr. Gross held the following stock awards, which he earned in his capacity as an independent director prior to March 20, 2011: 8,305 RSUs that were granted on May 20, 2010, all of which are vested; and 16,129 RSUs that were granted on October 27, 2009, all of which are vested. See “Summary Compensation Table” for additional stock options and LTIP units granted to Mr. Gross in his capacity as Chief Executive Officer, and the “Voting Securities of Certain Beneficial Owners and Management” table for additional equity that may be beneficially owned by Mr. Gross.

(6)	On March 22, 2011, Mr. Kalisman joined the Company’s Board. Mr. Kalisman has waived all director compensation in the form of equity grants. See the “Voting Securities of Certain Beneficial Owners and Management” table for additional equity that may be beneficially owned by Mr. Kalisman.

(7)	In 2012, Mr. Knetzger requested that he not be nominated to stand for re-election to the Board in light of the growing time commitments to his other business matters. Respecting his wishes, the Board did not nominate Mr. Knetzger for re-election by stockholders at the 2012 annual meeting. Mr. Knetzger has not had, and does not currently have, any disagreements with the Board or management on any outstanding matters, and the Company appreciates his many years of service and tremendous contributions to the Company. Amounts reflect fees earned as a director prior to his departure from the Board.

(8)	As of December 31, 2012, Mr. Sasson held 10,822 RSUs that were granted on May 17, 2012, all of which are vested. See the “Voting Securities of Certain Beneficial Owners and Management” table for additional equity that may be beneficially owned by Mr. Sasson.

(9)	Awards reflect annual equity grants to each of our non-employee directors, other than Mr. Kalisman who has elected to waive all director compensation in the form of equity grants. Amounts shown in this column include the grant date fair value of RSUs computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions made in the valuation reflected in this column, see footnote 10 to the audited consolidated financial statements contained in our Form 10-K for the year ended December 31, 2012.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee currently consists of Messrs. Friedman (Co-Chairman), Malone (Co-Chairman) and Harrison. None of our current committee members is or was an officer or employee, or former officer or employee, of ours. No interlocking relationship exists or existed between members of the Compensation Committee or the Board of Directors, and the board of directors or compensation or similar committees of any other company.

Compensation Policies and Practices as they Relate to Risk Management

The Compensation Committee oversaw the performance of a risk assessment of our employee compensation programs to ascertain any potential material risks that may be created by the program. The Compensation Committee considered the findings of the internal assessment and concluded that the Company’s employee compensation programs do not pose any material risks. With respect to executive compensation programs, the Compensation Committee determined that they are well-balanced between short-term and long-term incentives, take into account both qualitative and quantitative performance factors, reflect an appropriate mix of compensative instruments, are well-aligned with stockholder interests and do not encourage executives to take unnecessary or excessive risks.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information, as of December 31, 2012, relating to our equity compensation plan pursuant to which grants of securities may be made from time to time.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders(1)	3,715,490	(2)	$14.23	(3)	4,457,779	(4)
Equity compensation plans not approved by security holders	—		—		—

Total	3,715,490	(2)	$14.23	(3)	4,457,779	(4)

(1)	The Amended and Restated 2007 Plan, which amended and restated the Morgans Hotel Group Co. 2007 Omnibus Incentive Plan, was approved by our stockholders on May 20, 2008. The Amended and Restated 2007 Plan was amended by our stockholders in January 2010 to increase the number of shares reserved for issuance under the plan by 3,000,000, and further amended by our stockholders in May 2012 to increase the number of shares reserved for issuance under the plan by 3,000,000.

(2)	Includes 1,924,740 options, of which 466,666 are subject to vesting conditions, 648,894 RSUs, of which 425,235 are subject to vesting conditions, and 1,141,856 LTIP units of which 164,555 are also subject to vesting conditions. Conditioned on minimum allocation to the capital accounts of the LTIP units for federal income tax purposes, each LTIP unit may be converted, at the election of the holder, into one membership unit, which represents an ownership of interest in our operating company, or Membership Units. Each of the Membership Units underlying these LTIP units are redeemable at the election of the Membership Unit holder for (i) cash equal to the then fair market value of one share of our common stock, or (ii) at the option of the Company in its capacity as managing member of our operating company, one share of our common stock.

(3)	Weighted-average exercise price of outstanding options excludes the value of outstanding RSUs and LTIP units.

(4)	Represents the number of shares available for issuance under the Amended and Restated 2007 Plan assuming that all awards are made as options or stock appreciation rights. Upon a grant of awards other than awards of options or stock appreciation rights, the number of shares available for issuance under the Amended and Restated 2007 Plan is reduced by 1.7 times the number of shares of stock subject to such awards and any shares underlying options or stock appreciation rights not purchased or forfeited shall be added back to the limit set forth above by 1.7 times the number of shares of stock subject to such awards. The number of shares of stock available for issuance under the Amended and Restated 2007 Plan will not be increased by (i) any shares of stock tendered or withheld or surrendered in connection with the purchase of shares of stock upon exercise of an option, or (ii) any shares of stock deducted or delivered from an award payment in connection with the Company’s tax withholding obligations.

VOTING SECURITIES OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 29, 2013, certain information regarding the beneficial ownership information of our common stock by:

•	each person known to us to be the beneficial owner of more than 5% of our common stock;

•	each named executive officer;

•	each of our directors; and

•	all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, and generally means that a person has beneficial ownership of a security if he or she possesses sole or shared voting or investment power of that security, and includes for each executive officer and director options that are currently exercisable or exercisable within 60 days of April 29, 2013 and RSUs and LTIP units that have vested or will vest within such 60 days. Each director, officer or 5% or more stockholder, as the case may be, furnished us with information with respect to beneficial ownership. Except as otherwise indicated, we believe that the beneficial owners of common stock listed below, based on the information each of them has given to us, have sole investment and voting power with respect to their shares, except where community property laws may apply. We have based our calculations of the percentage of beneficial ownership on 32,418,558 shares of common stock outstanding as of April 29, 2013.

Unless otherwise noted below, the address of the persons and entities listed on the table is c/o Morgans Hotel Group Co., 475 Tenth Avenue, New York, New York 10018.

Beneficial Owner	Shares of Common Stock Beneficially Owned	% of Shares of Common Stock Beneficially Owned
5% Stockholders:
Yucaipa American Alliance Fund II, L.P. (1)
Yucaipa American Alliance (Parallel) Fund II, L.P.
Yucaipa American Alliance Fund II, LLC
Yucaipa American Funds, LLC
Yucaipa American Management, LLC
Ronald W. Burkle	12,522,367	27.9%
OTK Associates, LLC (2)
Robert S. Taubman
Michael E. Olshan	4,500,000	13.9%
David T. Hamamoto (3)	3,138,619	9.5%
JPMorgan Chase & Co. (4)	2,934,261	9.1%
Long Pond Capital, LP (5)
Long Pond Capital GP, LLC
John Khoury	1,969,989	6.1%
Accommodations Acquisition Corporation (6)
Vector Group Ltd.	1,712,447	5.3%

Directors and Named Executive Officers:
Michael J. Gross (7)	307,767	*
Daniel R. Flannery (8)	162,000	*
Yoav Gery (9)	162,281	*
Richard T. Szymanski (10)	385,492	1.2%
Jeffrey M. Gault (11)	45,372	*
Michael D. Malone (11)	45,372	*
Robert Friedman (12)	45,392	*
Thomas L. Harrison (12)	44,892	*
Ronald W. Burkle (13)	22,367	*
Jason T. Kalisman (14)	—	—
Andrew Sasson (15)	63,639	*
Executive Officers and Directors as a group (11 persons)	1,284,574	3.8%

*	Less than 1%.
(1)	Based upon the information provided in the Schedule 13D/A filed on April 4, 2013 by Ronald W. Burkle, Yucaipa American Management, LLC, Yucaipa American Funds, LLC, Yucaipa American Alliance Fund II, LLC, Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P. Mr. Burkle is the managing member of Yucaipa American Management, LLC, which is the managing member of Yucaipa American Funds, LLC, which is the managing member of Yucaipa American Alliance Fund II, LLC, which, in turn, is the general partner of each of Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P. The beneficial ownership of common stock of the Company is through the ownership of 22,367 shares of vested restricted stock units by Mr. Burkle as noted in footnote (14) below, and warrants to purchase an aggregate of up to 12,500,000 shares of the Company’s common stock. Exercise of the warrants is subject to mandatory cashless exercise, which reduces the shares of the Company’s common stock received upon exercise, and the number of shares received will be determined by the fair market value of the Company’s common stock at the time of such exercise. The percent of class of the Company’s common stock beneficially owned does not reflect any reduction for the effect of the mandatory cashless exercise as the amount of such reduction is not determinable until the time of exercise. Mr. Burkle, Yucaipa American Management, LLC, Yucaipa American Funds, LLC and Yucaipa American Alliance Fund II, LLC have shared voting and dispositive power over 12,500,000 shares beneficially owned, Yucaipa American Alliance Fund II, L.P. has sole voting and dispositive power over 7,535,580 shares beneficially owned and Yucaipa American Alliance (Parallel) Fund II, L.P. has sole voting and dispositive power over 4,964,420 shares beneficially owned. Mr. Burkle is the direct beneficial owner of 22,367 shares of common stock in the Company. The business address of each member of the group is c/o The Yucaipa Companies LLC, 9130 W. Sunset Boulevard, Los Angeles, California 90069.

(2)	Based solely upon the information provided in the Schedule 13D/A filed on March 18, 2013 by OTK Associates, LLC (“OTK”), Robert S. Taubman and Michael E. Olshan. OTK beneficially owns 4,500,000 shares of the Company’s common stock and has sole voting and dispositive power with respect to 4,500,000 shares of such common stock. OTK is managed by Robert S. Taubman and Michael E. Olshan, with actions taken and made by, or with the written consent of, both of them. As a result, the managers of OTK may be deemed to share voting and dispositive power over the Company’s common shares beneficially owned by OTK. Each of the managers and OTK expressly disclaims status as a “group” for purposes of this Schedule 13D. The business address of OTK is 200 E. Long Lake Road, Suite 300, Bloomfield Hills, Michigan 48304.

(3)	Based upon the information provided in the Schedule 13D/A filed on November 27, 2012 by David Hamamoto. Mr. Hamamoto beneficially owns 3,638,619 shares of the Company’s common stock. Mr. Hamamoto has sole voting power with respect to 2,181,915 shares of Company’s common stock, sole dispositive power with respect to 3,166,472 shares of the Company’s common stock and shared dispositive power with respect to 472,147 shares of the Company’s common stock. The 3,166,472 shares of common stock for which Mr. Hamamoto has sole dispositive power include 2,181,915 shares of common stock, over which Mr. Hamamoto has sole dispositive power and sole voting power, and 984,557 shares of common stock, over which Mr. Hamamoto only has sole dispositive power but no voting power, which represent Mr. Hamamoto’s beneficial ownership of 500,000 vested stock options and 484,557 vested LTIP units convertible into common stock. The 472,147 non-voting units over which Mr. Hamamoto is deemed to have shared dispositive power, represent Mr. Hamamoto’s portion (through DTH Holdings LLC) of the 11,842 non-voting units held by MHG OP Holdings LLC, an indirect subsidiary of NorthStar Partnership, L.P. (“NorthStar LP”), 63,604 non-voting units held by Residual Hotel Interest LLC, an indirect subsidiary of NorthStar LP, and 878,619 non-voting units held by NorthStar Capital Investment Corp., an affiliate of NorthStar LP. Mr. Hamamoto disclaims beneficial ownership of the shares of common stock that may be issued in redemption of the nonvoting units. Of the 2,181,915 shares of common stock over which Mr. Hamamoto has sole voting power and sole dispositive power, 1,379,853 shares of common stock are beneficially owned by Mr. Hamamoto through DTH Holdings LLC, David T. Hamamoto GRAT I—2012, Hilo II and Kona II. DTH Holdings LLC directly beneficially owns 336,342 shares of common stock, David T. Hamamoto GRAT I—2012 directly beneficially owns 500,000 shares of common stock (the “2012 GRAT Shares”) Hilo II owns 85,907 shares of common stock (the “Hilo II Shares”), and Kona II owns 457,604 shares of common stock (the “Kona II Shares”). Mr. Hamamoto is deemed to beneficially own the foregoing shares of common stock as the sole manager or trustee of each such entity. The 2012 GRAT Shares were transferred from DTH Holdings LLC and Mr. Hamamoto individually. The Hilo II Shares were indirectly transferred from Hilo I and the Kona II Shares were indirectly transferred from Kona I. In addition, of the 2,181,915 shares of Common Stock over which Mr. Hamamoto has sole voting power and sole dispositive power, 802,062 shares of common stock are directly beneficially owned by Mr. Hamamoto and were purchased in open market transactions or received as equity grants from the Company. On March 20, 2013, the 500,000 options reported above expired.

(4)	Based solely upon the information provided in the Schedule 13G/A filed on January 15, 2013 by JPMorgan Chase & Co. on behalf of itself and the following wholly owned subsidiaries: JPMorgan Chase Bank, National Association, J.P. Morgan Investment Management Inc., JPMorgan Investment Management (UK) Ltd. and JPMorgan Asset Management (Canada) Inc. JPMorgan Chase & Co. is the beneficial owner of 2,934,261 shares of the Company’s common stock. JPMorgan Chase & Co. has sole voting power with respect to 2,790,007 shares of common stock, sole dispositive power with respect to 2,934,117 shares of common stock, and shared voting and dispositive power with respect to 144 shares of common stock. The business address of JPMorgan Chase & Co. is 270 Park Avenue, New York, NY 10017.

(5)

Based solely upon the information provided in the Schedule 13G filed on February 14, 2013 by Long Pond Capital, LP (“Long Pond LP”), Long Pond Capital GP, LLC (“Long Pond LLC”) and John Khoury. Long Pond LP is the investment manager of certain private funds which have purchased the Company’s common stock. Long Pond LLC is the general partner of Long Pond LP and Mr. Khoury is the principal of Long Pond LP. Long Pond LP, Long Pond LLC and Mr Khoury are the beneficial owners of 1,969,989 shares of the Company’s common stock and have shared voting power with respect to 1,969,989 shares and shared dispositive power with respect to 1,969,989 shares of common stock. The business address of each of Long Pond LP, Long Pond LLC and Mr Khoury is 410 Park Avenue, 9th Floor, New York, New York 10022.

(6)

Based solely upon the information provided in the Schedule 13D filed on August 12, 2011 by Accommodations Acquisition Corporation, a wholly-owned subsidiary of Vector Group Ltd. and Vector. Vector is a public company, with its common stock traded on the New York Stock Exchange, which is a holding company for a number of businesses. Accommodations Acquisition Corporation, Vector Group Ltd, and Vector are deemed to be a group beneficially owning 1,712,447 shares of the Company’s common stock and has shared voting and dispositive power with respect to 1,712,447 shares of such common stock. The business address of Accommodations Acquisition Corporation, Vector Group Ltd and Vector is 100 S.E. Second Street, 32nd Floor, Miami, FL 33131.

(7)	Includes 200,000 options to purchase shares of common stock and 83,333 LTIP units and 24,434 RSUs convertible into shares of common stock. The above beneficial ownership does not include Mr. Gross’ participation in the Outperformance Award Program, or OPP LTIP Plan, as discussed further above in “Compensation of Directors and Executive Officers.”

(8)	Includes 133,333 options to purchase shares of common stock. The above beneficial ownership does not include Mr. Flannery’s participation in the Outperformance Award Program, or OPP LTIP Plan, as discussed further above in “Compensation of Directors and Executive Officers.”

(9)	Includes 133,333 options to purchase shares of common stock. The above beneficial ownership does not include Mr. Gery’s participation in the Outperformance Award Program, or OPP LTIP Plan, as discussed further above in “Compensation of Directors and Executive Officers.”

(10)	Includes 113,894 options to purchase shares of common stock, and 155,826 LTIP units convertible into shares of common stock. The above beneficial ownership does not include Mr. Szymanski’s participation in the Outperformance Award Program, or OPP LTIP Plan, as discussed further above in “Compensation of Directors and Executive Officers”, in which Mr. Szymanski received a grant in February 2012.

(11)	Includes 3,623 LTIP units convertible into shares of common stock and 41,749 RSUs convertible into shares of common stock.

(12)	Includes 3,623 LTIP units convertible into shares of common stock and 41,269 RSUs convertible into shares of common stock.

(13)	Mr. Burkle, together with Yucaipa American Management, LLC and Yucaipa American Funds, LLC and Yucaipa American Alliance Fund II, LLC have shared voting and dispositive power over 12,500,000 shares beneficially owned, Yucaipa American Alliance Fund II, L.P. has sole voting and dispositive power over 7,535,580 shares beneficially owned and Yucaipa American Alliance (Parallel) Fund II, L.P. has sole voting and dispositive power over 4,964,420 shares beneficially owned. Mr. Burkle is the direct beneficial owner of 22,367 shares of common stock in the Company. The shares directly owned by the Yucaipa entities described above are not included in the total amounts for Mr. Burkle. See footnote (1) above.

(14)	OTK is the beneficial owner of 4,500,000 shares of the Company’s common stock. See footnote (2) above. Mr. Kalisman, who owns an indirect interest in OTK, disclaims beneficial ownership of the securities reported to be owned by OTK, except to the extent of his indirect pecuniary interest therein.

(15)	Includes 10,822 RSUs convertible into shares of common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Policy and Procedures Regarding Transactions with Related Persons

The Company has adopted a written related person transaction policy and procedures to further the goal of ensuring that any related person transaction is properly reviewed, approved or ratified, if appropriate, and fully disclosed in accordance with applicable rules and regulations. The policies and procedures are intended to work in conjunction with the Code of Ethics and Code of Business Conduct, which is described above in “Item 10 — Directors, Executive Officers and Corporate Governance — Code of Ethics and Code of Business Conduct.”

The policies and procedures apply to transactions or arrangements between the Company and any related person, including but not limited to directors, director nominees, executive officers, greater than 5% stockholders and the immediate family members of each of these groups. They do not, however, apply with respect to general conflicts between the interests of the Company and our employees, officers and directors, including issues relating to engaging in a competing business and performing outside or additional work, which are reported and handled in accordance with the Company’s Code of Ethics and Code of Business Conduct and other procedures and guidelines implemented by the Company from time to time.

For purposes of the policies and procedures, a related person transaction is a transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness), or any series of similar transactions, arrangements or relationships, in which (i) the aggregate amount involved will or may be expected to exceed $120,000, (ii) the Company is a participant, and (iii) any related person has or will have a direct or indirect material interest.

Under the policies and procedures, the directors and executive officers of the Company are responsible for identifying and reporting any proposed transaction with a related person. If any director or officer becomes aware of any transaction or arrangement that has taken place, may be taking place or may be about to take place involving the Company and any related person, such person shall immediately bring the matter to the attention of the Company’s chief legal officer. Any proposed related person transaction shall be presented by the chief legal officer to the Audit Committee for its review. The Audit Committee will then meet, in person or by telephone, to review and discuss the proposed transaction.

If the transaction involves a director, that director will not participate in the action regarding whether to approve or ratify the transaction. In the event that all of the directors are deemed to have an interest in the transaction, the Company may enter into the transaction if it is approved in accordance with the provisions of the Delaware General Corporation Law.

The policies and procedures provide that all related person transactions are to be disclosed in the Company’s proxy statement and other appropriate filings to the extent required by the rules and regulations of the Securities and Exchange Commission and Nasdaq.

The Light Group Transaction and Sasson Consulting Agreement

Mr. Sasson was appointed to the Board pursuant to a one-year consulting agreement the Company entered into with Mr. Sasson in connection with The Light Group Transaction. Mr. Sasson continues to hold 5% of the equity interests in The Light Group. Pursuant to the agreement, the Company agreed to appoint Mr. Sasson to the Company’s Board and to cause Mr. Sasson to be nominated for election to the Board at the Company’s 2012 annual meeting of stockholders. Had Mr. Sasson not been elected to the Board, promissory notes convertible into shares of the Company’s common stock for up to $18 million in potential payments, of which $16 million is allocated to Mr. Sasson would have accelerated and become immediately due and payable. The consulting agreement expired pursuant to its terms on November 30, 2012.

The consulting agreement provided that Mr. Sasson would provide consulting services in connection with food and beverage and nightclub operations in hotels managed by the Company and other venues. Mr. Sasson was subject to a non-competition provision that terminated on November 30, 2012. Mr. Sasson is required to first offer any food and beverage, nightclub or lounge and hotel management opportunities to the Company through May 30, 2013. Mr. Sasson’s compensation for services performed pursuant to the consulting agreement consisted of shares of the Company’s common stock with an aggregate value of $300,000 (or 52,817 shares). In addition, Mr. Sasson is entitled to receive a one-time fee if, prior to the end of the right of first offer period, the Company enters into a term sheet or letter of intent regarding an offered transaction on materially the same terms, and the Company subsequently completes such transaction. The fee is equal to 60% of the Company’s estimated base fees for the fourth year after the closing of such transaction.

One or more subsidiaries acquired by the Company as part of The Light Group Transaction are parties to or participants in agreements or arrangements in which Mr. Sasson has a financial or similar interest, including the following:

•

An entity owned by Mr. Sasson leases office space to us pursuant to a lease agreement that expires in May 2017, subject to the exercise of one 5-year extension that remains at the lessee’s option. The annual rent under the lease for 2012 was approximately $333,000, increasing by 2% each year thereafter.

•

An entity in which Yucaipa and Mr. Sasson holds an equity interest owns a nightclub to be opened at the Mandalay Bay Hotel & Casino in Las Vegas, Nevada in April 2013. Pursuant to a management agreement we entered into with the owner on October 28, 2011, we will plan, design, operate and manage the nightclub for a management fee.

•

An entity in which Mr. Sasson holds an indirect equity interests has an oral arrangement with us, based on a monthly retainer, pursuant to which such entity provides transportation services to customers. In 2012, we paid $62,000 to such entity.

Yucaipa Preferred Discount

The Company entered into a preferred rate program with Yucaipa, whereby employees of Yucaipa and/or its affiliates receive a special discount rate on accommodations at any of the Company’s hotels, similar to preferred rate programs that the Company enters into with other corporate customers. The Yucaipa preferred discount rate was approved by our Audit Committee pursuant to our related person transaction policy.

DIRECTOR INDEPENDENCE

Our Corporate Governance Guidelines require us to have a majority of our Board consisting of directors who (i) are neither officers nor employees of the Company or its subsidiaries (and have not been officers or employees within the previous three years), (ii) do not have a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and (iii) who are otherwise independent under the Nasdaq rules. Under the Nasdaq rules, the following persons would not be considered independent:

•	a director who is, or at any time during the past three years was, employed by the company or by any parent or subsidiary of the company;

•

a director who accepted or who has a family member who accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the determination of independence, other than (i) compensation for board or board committee service; (ii) compensation paid to a family member who is an employee (other than an executive officer) of the company; or (iii) benefits under a tax-qualified retirement plan, or non-discretionary compensation;

•	a director who is a family member of an individual who is, or at any time during the past three years was, employed by the company as an executive officer;

•

a director who is, or has a family member who is, a partner in, or a controlling stockholder or an executive officer of, any organization to which the company made, or from which the company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than (i) payments arising solely from investments in the company’s securities or (ii) payments under non-discretionary charitable contribution matching programs;

•

a director of the company who is, or has a family member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of the company serve on the compensation committee of such other entity; or

•

a director who is, or has a family member who is, a current partner of the company’s outside auditor, or was a partner or employee of the company’s outside auditor who worked on the company’s audit at any time during any of the past three years.

To adequately assess and ensure that (i) at least a majority of our directors qualify as independent and (ii) each of the Board committees is comprised of solely independent directors, the Board undertakes an annual review of the independence of all directors. In determining independence, our Board considers all facts and circumstances. In assessing the materiality of a director’s relationship with the Company, the Board considers the issues from the director’s standpoint and from the perspective of the persons or organization with which the director has an affiliation. The Board reviews commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships.

Our Board has evaluated the status of each director and has affirmatively determined, after considering the relevant facts and circumstances, that each of Messrs. Burkle, Friedman, Gault, Harrison, Kalisman and Malone is independent, as defined in the Nasdaq rules, and that none of these directors has a material relationship with us. In reaching these decisions, our Board specifically discussed and considered (i) Mr. Burkle’s position as Managing Partner of The Yucaipa Companies, (ii) Mr. Kalisman’s relationship with OTK Associates, which is one of our significant stockholders and (iii) Mr. Gault’s position with Americold, which is owned, in part, by affiliates of The Yucaipa Companies.

After discussing these relationships and the independence standards set forth above, the Board determined that none of these relationships was material or in any way undermined the independence of the Board members involved.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

DISCLOSURE OF BDO USA, LLP FEES FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011.

The following summarizes the fees billed by BDO USA, LLP for services rendered during, or in connection with, our 2012 and 2011 fiscal years, as applicable:

	2012	2011
Audit Fees(1)	$643,801	$605,572
Audit Related Fees(2)	42,759	36,267
Tax Fees	—	—
All Other Fees	—	—

Total	$686,560	$641,839

(1)	Audit Fees include fees for the audit of our consolidated financial statements, review of quarterly financial statements, audit of certain subsidiaries and the issuance of standalone financial statements, and other services related to SEC matters, such as compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
(2)	Audit Related Fees include fees for audits of employee benefit plans.

All services provided by BDO USA, LLP to us since we became a public company have been pre-approved by the Audit Committee, either pursuant to the Audit Committee’s Audit and Non-Audit Services Pre-Approval Policy or through a separate pre-approval by the Audit Committee, which concluded that the provision of such services by BDO USA, LLP was compatible with the maintenance of that firm’s independence from us.

PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee’s policy is to review and pre-approve, either pursuant to the Audit Committee’s Audit and Non-Audit Services Pre-Approval Policy or through a separate pre-approval by the Audit Committee, any engagement of our independent registered public accounting firm to provide any audit or permissible non-audit service to the Company. Pursuant to the Audit and Non-Audit Services Pre-Approval Policy, which the Audit Committee will review and reassess periodically, a list of specific services within certain categories of services, including audit, audit-related, tax and other services, are specifically pre-approved for the upcoming or current fiscal year, subject to an aggregate maximum annual fee payable by us for each category of pre-approved services. Any service that is not included in the approved list of services must be separately pre-approved by the Audit Committee. Additionally, all audit and permissible non-audit services in excess of the pre-approved fee level, whether or not included on the pre-approved list of services, must be separately pre-approved by the Audit Committee. The Audit Committee has delegated authority to its chairman to specifically pre-approve engagements for the performance of audit and permissible non-audit services, for which the estimated cost for each specified type of service shall not exceed $100,000. The chairman must report all pre-approval decisions to the Audit Committee at its next scheduled meeting and provide a description of the terms of the engagement, including:

•	the type of services covered by the engagement;

•	the dates the engagement is scheduled to commence and terminate;

•	the estimated fees payable by us pursuant to the engagement;

•	other material terms of the engagement; and

•	such other information as the Audit Committee may request.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) and (c) Financial Statements and Schedules.

Reference is made to the “Index to the Financial Statements” on page F-1 of the Original Filing and to Exhibit 99.1 incorporated therein by reference.

All other financial statement schedules are not required under the related instructions, or they have been omitted either because they are not significant, the required information has been disclosed in the consolidated financial statements and the notes related thereto.

(b) Exhibits

We hereby file as part of this Annual Report on Form 10-K the exhibits listed in the Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2013.

MORGANS HOTEL GROUP CO.

By:	/s/ Michael J. Gross
Name: Michael J. Gross
Title: Chief Executive Officer

Date: April 30, 2013

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated May 11, 2006, by and among Morgans Hotel Group Co., MHG HR Acquisition Corp., Hard Rock Hotel, Inc. and Peter Morton (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 17, 2006)

2.2	First Amendment to Agreement and Plan of Merger, dated as of January 31, 2007, by and between Morgans Hotel Group Co., MHG HR Acquisition Corp., Hard Rock Hotel, Inc., (solely with respect to Section 1.6 and Section 1.8 thereof) 510 Development Corporation and (solely with respect to Section 1.7 thereof) Peter A. Morton (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 6, 2007)

3.1	Amended and Restated Certificate of Incorporation of Morgans Hotel Group Co. (incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on February 9, 2006)

3.2	Amended and Restated By-laws of Morgans Hotel Group Co. (incorporated by reference to Exhibit 3.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on February 9, 2006)

3.3	Certificate of Designations of Series of Preferred Stock Designated as Series A Preferred Securities of Morgans Hotel Group Co. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

4.1	Specimen Certificate of Common Stock of Morgans Hotel Group Co. (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on January 17, 2006)

4.2	Junior Subordinated Indenture, dated as of August 4, 2006, between Morgans Hotel Group Co., Morgans Group LLC and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 11, 2006)

4.3	Supplemental Indenture, dated as of November 2, 2009, by and among Morgans Group LLC, the Company and The Bank of New York Mellon Trust Company, National Association (as successor to JPMorgan Chase Bank, National Association), as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 4, 2009)

4.4	Amended and Restated Trust Agreement of MHG Capital Trust I, dated as of August 4, 2006, among Morgans Group LLC, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, and the Administrative Trustees Named Therein (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 11, 2006)

4.5	Amended and Restated Stockholder Protection Rights Agreement, dated as of October 1, 2009, between Morgans Hotel Group Co. and Mellon Investor Services LLC, as Rights Agent (including Forms of Rights Certificate and Assignment and of Election to Exercise as Exhibit A thereto and Form of Certificate of Designation and Terms of Participating Preferred Stock as Exhibit B thereto) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on October 2, 2009)

4.6	Amendment No. 1, dated as of October 15, 2009, to Amended and Restated Stockholder Protection Rights Agreement, dated as of October 1, 2009, between the Registrant and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

4.7	Amendment No. 2, dated as of April 21, 2010, to Amended and Restated Stockholder Protection Rights Agreement, dated as of October 1, 2009, between Morgans Hotel Group Co. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 22, 2010)

4.8	Amendment No. 3, dated as of October 3, 2012, to Amended and Restated Stockholder Protection Rights Agreement, dated as of October 1, 2009 and as amended on October 15, 2009 and April 21, 2010, between Morgans Hotel Group Co. and Computershare Shareowner Services LLC (f/k/a Mellon Investors Services LLC), as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 4, 2012)

Exhibit Number	Description

4.9	Indenture related to the Senior Subordinated Convertible Notes due 2014, dated as of October 17, 2007, by and among Morgans Hotel Group Co., Morgans Group LLC and The Bank of New York, as trustee (including form of 2.375% Senior Subordinated Convertible Note due 2014) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 17, 2007)

4.10	Registration Rights Agreement, dated as of October 17, 2007, between Morgans Hotel Group Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on October 17, 2007)

4.11	Form of Warrant for Warrants issued under Securities Purchase Agreement to Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

4.12	Warrant, dated October 15, 2009, issued to Yucaipa American Alliance Fund II, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

4.13	Warrant, dated October 15, 2009, issued to Yucaipa American Alliance Fund II, LLC (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

10.1	Amended and Restated Limited Liability Company Agreement of Morgans Group LLC (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.2	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of Morgans Group LLC, dated as of April 4, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)

10.3	Amendment No. 2 to Amended and Restated Limited Liability Company Agreement of Morgans Group LLC, dated as of September 15, 2011 and effective as of October 15, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

10.4	Amendment No. 3 to Amended and Restated Limited Liability Company Agreement of Morgans Group LLC, dated as of September 15, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

10.5	Registration Rights Agreement, dated as of February 17, 2006, by and between Morgans Hotel Group Co. and NorthStar Partnership, L.P. (incorporated by reference to Exhibit 99.9 to the Company’s Statement on Schedule 13D filed on February 27, 2006)

10.6	Indemnification Agreement, dated as of February 17, 2006, by and among Morgans Hotel Group Co., Morgans Hotel Group LLC, NorthStar Partnership, L.P. and RSA Associates, L.P. (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.7	Waiver Agreement, dated as of April 21, 2010, by and among Morgans Hotel Group Co., Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.8	Credit Agreement, dated as of July 28, 2011, by and among Morgans Group, LLC, Beach Hotel Associates LLC, Morgans Hotel Group Co., Deutsche Bank Securities Inc., Deutsche Bank Trust Company Americas, and the financial institutions initially signatory thereto and their assignees pursuant to Section 13.5 thereto (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

10.9	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of July 28, 2011, by Beach Hotel Associates LLC, to Deutsche Bank Trust Company Americas, for itself, the Issuing Bank and for each of the Lenders from time party to the Credit Agreement, dated as of July 28, 2011 ( incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

10.10	Security Agreement, dated as of July 28, 2011, from Beach Hotel Associates LLC to Deutsche Bank Trust Company Americas, for itself the Issuing Bank and for each of the Lenders from time to time party to the Credit Agreement, dated as of July 28, 2011 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

Exhibit Number	Description

10.11	Guaranty, dated as of July 28, 2011, by Morgans Hotel Group Co., Morgans Hotel Group Management LLC, in favor of Deutsche Bank Trust Company Americas for itself, the Issuing Bank and each of the Lenders under the Credit Agreement, dated as of July 28, 2011 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

10.12	Operating Agreement of Hudson Leaseco LLC, dated as of August 28, 2000, by and between Hudson Managing Member LLC and Chevron TCI, Inc. (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on December 7, 2005)

10.13	Lease, dated as of August 28, 2000, by and between Henry Hudson Holdings LLC and Hudson Leaseco LLC (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on December 7, 2005)

10.14	Ground Lease, dated October 14, 2004, by and between Geary Hotel Holding, LLC and Clift Holdings, LLC (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on December 7, 2005)

10.15	Amendment Number One to Ground Lease, dated September 17, 2010, by and among Hasina, LLC, a California limited liability company, Tarstone Hotels, LLC, a Delaware limited liability company, Kalpana, LLC, a California limited liability company, Rigg Hotel, LLC, a California limited liability company, and JRIA, LLC, a Delaware limited liability company, and Clift Holdings, LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.16	Limited Guaranty of Lease, dated September 17, 2010, by Morgans Group LLC, a Delaware limited liability company to and for the benefit of Hasina, LLC, a California limited liability company, Tarstone Hotels, LLC, a Delaware limited liability company, Kalpana, LLC, a California limited liability company, Rigg Hotel, LLC, a California limited liability company, and JRIA, LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.17	Lease, dated January 31, 1997, by and among Mrs. P. A. Allsopp, Messrs. M. E. R. Allsopp, W. P. Harriman and A. W. K. Merriam, and Burford (Covent Garden) Limited (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on December 7, 2005)

10.18	Confirmation of OTC Convertible Note Hedge, dated October 11, 2007, between Morgans Hotel Group Co. and Merrill Lynch Financial Markets, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 17, 2007)

10.19	Confirmation of OTC Convertible Note Hedge, dated October 11, 2007, between Morgans Hotel Group Co. and Citibank, N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 17, 2007)

10.20	Amended and Restated Confirmation of OTC Warrant Transaction, dated October 17, 2007, between Morgans Hotel Group Co. and Merrill Lynch Financial Markets, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on October 17, 2007)

10.21	Amended and Restated Confirmation of OTC Warrant Transaction, dated October 17, 2007, between Morgans Hotel Group Co. and Citibank, N.A. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on October 17, 2007)

10.22	Securities Purchase Agreement, dated as of October 15, 2009, by and among the Registrant and Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P. (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.23	Amendment No. 1 to Securities Purchase Agreement, dated as of December 11, 2009, by and among Morgans Hotel Group Co., Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 14, 2009)

10.24	Real Estate Fund Formation Agreement, dated as of October 15, 2009, by and between Yucaipa American Alliance Fund II, LLC and the Registrant (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

Exhibit Number	Description

10.25	Registration Rights Agreement, dated as of October 15, 2009, by and between the Registrant and Yucaipa American Alliance Fund II, L.P., Yucaipa American Alliance (Parallel) Fund II, L.P. and Yucaipa American Alliance Fund II, LLC (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.26	Purchase and Sale Agreement, dated as of April 3, 2011, by and among Morgans Holdings LLC and Madison 237 Hotel, L.L.C. (Morgans New York) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

10.27	Purchase and Sale Agreement, dated as of April 3, 2011, by and among Royalton, LLC and Royalton 44 Hotel, L.L.C. (Royalton New York) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

10.28	Purchase and Sale Agreement, dated as of April 22, 2011, by and among Mondrian Holdings LLC and Wolverines Owner, LLC (Mondrian Los Angeles) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

10.29	Agreement for the Acquisition of Morgans Hotel Group Europe Limited, dated October 7, 2011, between Royalton Europe Holdings LLC, Walton MG London Hotels Investors V, L.L.C., Walton Street Real Estate Fund V, L.P., Morgans Group LLC and Capital Hill Hotels Limited (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

10.30	Master Purchase Agreement, dated as of November 17, 2011, by and among Sasson Masi F&B Holdings, LLC, Sasson Masi Nightlife Holdings, LLC, Andrew Sasson, Andy Masi, TLG Acquisition LLC, and Morgans Group LLC (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

10.31	Securities Purchase Agreement, dated as of November 30, 2011, by and between Zabeel Investments Inc., Zabeel Investments (L.L.C.), TLG Acquisition LLC, and Morgans Group LLC (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

10.32*	Loan Agreement, dated as of November 14, 2012, between UBS Real Estate Securities Inc., Henry Hudson Holdings LLC, 58th Street Bar Company LLC and Hudson Leaseco LLC.

10.33*	Consolidated, Amended and Restated Fee and Leasehold Mortgage and Security Agreement, dated as of November 14, 2012, by Henry Hudson Holdings LLC, Hudson Leaseco LLC and 58th Street Bar Company LLC for the benefit of UBS Real Estate Securities, Inc.

10.34†	Employment Agreement dated as of February 14, 2006, by and between W. Edward Scheetz and Morgans Hotel Group Co. (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.35†	Separation Agreement and Release, dated as of September 19, 2007, between W. Edward Scheetz and Morgans Hotel Group, Inc. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on September 20, 2007)

10.36†	Employment Agreement, effective as of December 10, 2007, by and between Morgans Hotel Group Co. and Fred J. Kleisner (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 14, 2007)

10.37†	Amendment No. 1 to Employment Agreement for Fred J. Kleisner, effective as of December 31, 2008, by and between Morgans Hotel Group Co. and Fred J. Kleisner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 7, 2009)

10.38†	Amendment No. 2 to Employment Agreement for Fred J. Kleisner, effective as of April 21, 2009, by and between Morgans Hotel Group Co. and Fred J. Kleisner (incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009)

10.39†	Amendment No. 3 to the Employment Agreement for Fred J. Kleisner, effective as of March 31, 2010, between Morgans Hotel Group Co. and Fred J. Kleisner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 15, 2010)

10.40†	Amendment No. 4 to the Employment Agreement for Fred J. Kleisner, effective as of December 13, 2010, between Morgans Hotel Group Co. and Fred J. Kleisner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2010)

Exhibit Number	Description

10.41†	Amended and Restated Employment Agreement, effective as of April 1, 2008, by and between Morgans Hotel Group Co. and Marc Gordon (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 17, 2008)

10.42†	Separation Agreement and Release, dated as of March 20, 2011, between Marc Gordon and Morgans Hotel Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.43†	Employment Agreement, effective as of October 1, 2007, by and between Morgans Hotel Group Co. and Richard Szymanski (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 30, 2007)

10.44†	Amendment No. 1 to Employment Agreement for Richard Szymanski, effective as of December 31, 2008, by and between Morgans Hotel Group Co. and Richard Szymanski (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 7, 2009)

10.45†	Employment Agreement, effective as of March 20, 2011, between Morgans Hotel Group Co. and David Hamamoto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.46†	Amendment No. 1 to Employment Agreement, effective as of February 26, 2012, between Morgans Hotel Group Co. and David Hamamoto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

10.47†	Employment Agreement, effective as of March 20, 2011, between Morgans Hotel Group Co. and Michael Gross (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.48†	Employment Agreement, effective as of March 23, 2011, between Morgans Hotel Group Co. and Yoav Gery (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.49†	Employment Agreement, effective as of April 4, 2011, between Morgans Hotel Group Co. and Daniel Flannery (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.50†	Morgans Hotel Group Co. Amended and Restated 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

10.51†	Form of Morgans Hotel Group Co. RSU Award Agreement (Directors) (incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.52†	Form of Morgans Hotel Group Co. RSU Award Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.52†	Form of Morgans Hotel Group Co. Stock Option Award Agreement (Directors) (incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.53†	Form of Morgans Hotel Group Co. Stock Option Award Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.54†	Form of Morgans Hotel Group Co. LTIP Unit Vesting Agreement (Directors) (incorporated by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.55†	Form of Morgans Hotel Group Co. LTIP Unit Vesting Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.66 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.56†	Form of Morgans Hotel Group Co. 2011 Outperformance Plan Award Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.57†	Form of Morgans Hotel Group Co. 2011 Executive Promoted Interest Bonus Pool Award Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

Exhibit Number	Description

21.1*	Subsidiaries of the Registrant

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3**	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4**	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed with the Annual Report on Form 10-K filed with the SEC on March 6, 2013, which is being amended hereby.
**	Filed herewith.
†	Denotes a management contract or compensatory plan, contract or arrangement.