Form 10-Q
period 2013-03-31
Morgans Hotel Group Co.
filed 2013-05-08
CIK 1342126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of May 7, 2013 was 32,418,558.

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for “forward-looking statements” made by or on behalf of a company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our stockholders. These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ materially from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Important risks and factors that could cause our actual results to differ materially from those expressed in any forward-looking statements include, but are not limited to, the risks discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and other documents filed by the Company with the Securities and Exchange Commission from time to time; a sustained downturn in economic and market conditions, both in the U.S. and internationally, particularly as it impacts demand for travel, hotels, dining and entertainment; our levels of debt, our ability to refinance our current outstanding debt, repay outstanding debt or make payments on guaranties as they may become due, our ability to access the capital markets and the ability of our joint ventures to do the foregoing; our ability to compete in the “boutique” or “lifestyle” hotel segments of the hospitality industry and changes in the competitive environment in our industry and the markets where we invest; risks associated with the acquisition, development and integration of properties and businesses; the seasonal nature of the hospitality business and other aspects of the hospitality industry that are beyond our control; the impact of any material litigation, claims or disputes, including labor disputes; the loss of key members of our senior management; and risks related to natural disasters, terrorist attacks, the threat of terrorist attacks and similar disasters; general volatility of the capital markets and our ability to access the capital markets; and changes in the competitive environment in our industry and the markets where we invest.

We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

Morgans Hotel Group Co.

Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Property and equipment, net	$227,814	$228,314
Goodwill	42,957	42,957
Investments in and advances to unconsolidated joint ventures	11,017	11,178
Assets held for sale, net	90,176	91,204
Assets of discontinued operations, net	55,564	55,558
Cash and cash equivalents	6,288	5,847
Restricted cash	18,973	21,226
Accounts receivable, net	9,286	10,664
Related party receivables	5,196	5,686
Prepaid expenses and other assets	6,139	7,036
Deferred tax asset, net	78,758	78,758
Other assets, net	31,454	32,727

Total assets	$583,622	$591,155

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Debt and capital lease obligations	$502,328	$501,192
Debt of assets held for sale	25,000	19,000
Debt of discontinued operations	18,014	17,951
Accounts payable and accrued liabilities	24,357	28,634
Accounts payable and accrued liabilities of assets held for sale	3,930	3,108
Accounts payable and accrued liabilities of discontinued operations	4,439	2,885
Deferred gain on asset sales	139,434	141,401
Other liabilities	14,327	14,301

Total liabilities	731,829	728,472
Redeemable noncontrolling interest of discontinued operations	6,321	6,053
Commitments and contingencies
Preferred stock, $.01 par value; liquidation preference $1,000 per share, 75,000 shares authorized and issued at March 31, 2013 and December 31, 2012, respectively	58,726	57,755
Common stock, $.01 par value; 200,000,000 shares authorized; 36,277,495 shares issued at March 31, 2013 and December 31, 2012, respectively	363	363
Additional paid-in capital	264,782	265,014
Treasury stock, at cost, 3,930,031 and 3,977,988 shares of common stock at March 31, 2013 and December 31, 2012, respectively	(58,093)	(58,917)
Accumulated other comprehensive loss	(38)	(50)
Accumulated deficit	(425,987)	(413,601)

Total Morgans Hotel Group Co. stockholders’ deficit	(160,247)	(149,436)
Noncontrolling interest	5,719	6,066

Total deficit	(154,528)	(143,370)

Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$583,622	$591,155

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.

Consolidated Statements of Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Rooms	$25,899	$20,876
Food and beverage	16,437	15,099
Other hotel	1,116	1,261

Total hotel revenues	43,452	37,236
Management fee-related parties and other income	4,229	3,593

Total revenues	47,681	40,829
Operating Costs and Expenses:
Rooms	9,004	7,666
Food and beverage	12,069	12,730
Other departmental	822	907
Hotel selling, general and administrative	10,003	9,486
Property taxes, insurance and other	3,974	3,953

Total hotel operating expenses	35,872	34,742
Corporate expenses, including stock compensation of $0.9 million and $1.1 million, respectively	7,031	7,364
Depreciation and amortization	5,180	4,236
Restructuring and disposal costs	896	539
Development costs	820	1,668

Total operating costs and expenses	49,799	48,549

Operating loss	(2,118)	(7,720)
Interest expense, net	10,743	7,437
Equity in loss of unconsolidated joint ventures	159	910
Gain on asset sales	(2,005)	(1,996)
Other non-operating expenses	228	543

Loss before income tax expense	(11,243)	(14,614)
Income tax expense	200	193

Net loss from continuing operations	(11,443)	(14,807)
Net (loss) income from discontinued operations, net of tax	(321)	70

Net loss	(11,764)	(14,737)
Net loss attributable to noncontrolling interest	347	456

Net loss attributable to Morgans Hotel Group	(11,417)	(14,281)
Preferred stock dividends and accretion	(2,913)	(2,650)

Net loss attributable to common stockholders	(14,330)	(16,931)

Other comprehensive loss:
Unrealized gain (loss) on valuation of cap agreements, net of tax	13	(4)

Comprehensive loss	$(14,317)	$(16,935)

Loss per share:
Basic and diluted continuing operations	(0.43)	(0.55)
Basic and diluted discontinued operations	(0.01)	—
Basic and diluted attributable to common stockholders	(0.44)	(0.55)
Weighted average number of common shares outstanding:
Basic and diluted	32,348	30,900

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended Mar 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(11,533)	$(14,494)
Adjustments to reconcile net loss to net cash used in operating activities (including discontinued operations):
Depreciation	4,944	4,099
Amortization of other costs	236	137
Amortization of deferred financing costs	1,521	966
Amortization of discount on convertible notes	569	569
Amortization of deferred gain on asset sales	(2,005)	(1,996)
Stock-based compensation	954	1,069
Accretion of interest	568	519
Equity in losses from unconsolidated joint ventures	159	910
Impairment loss and loss on disposal of assets	—	102
Change in value of interest caps and swaps, net	13	—
Changes in assets and liabilities:
Accounts receivable, net	1,133	56
Related party receivables	499	(595)
Restricted cash	60	2,389
Prepaid expenses and other assets	984	(1,450)
Accounts payable and accrued liabilities	(3,416)	(3,469)
Discontinued operations	1,612	619

Net cash used in operating activities	(3,702)	(10,569)

Cash flows from investing activities:
Additions to property and equipment	(3,488)	(11,356)
Withdrawals from capital improvement escrows, net	2,193	1,628
Distributions from unconsolidated joint ventures	2	2
Investments in and settlement related to unconsolidated joint ventures	—	(6,328)

Net cash used in investing activities	(1,293)	(16,054)

Cash flows from financing activities:
Proceeds from debt	8,000	5,000
Payments on debt and capital lease obligations	(2,001)	(1)
Debt issuance costs	(265)	(16)
Cash paid in connection with vesting of stock based awards	(132)	(104)
Distributions to holders of noncontrolling interests in consolidated subsidiaries	(166)	—

Net cash provided by financing activities	5,436	4,879

Net increase (decrease) in cash and cash equivalents	441	(21,724)
Cash and cash equivalents, beginning of period	5,847	28,855

Cash and cash equivalents, end of period	$6,288	$7,131

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,909	$5,134

Cash paid for taxes	$150	$637

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.

Notes to Unaudited Consolidated Financial Statements

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

In connection with the Company’s initial public offering, the Former Parent contributed the subsidiaries and ownership interests in nine operating hotels in the United States and the United Kingdom to Morgans Group in exchange for membership units. Simultaneously, Morgans Group issued additional membership units to the Morgans Hotel Group Co. predecessor in exchange for cash raised by the Company from the initial public offering. The Former Parent also contributed all the membership interests in its hotel management business to Morgans Group in return for 1,000,000 membership units in Morgans Group exchangeable for shares of the Company’s common stock. The Company is the managing member of Morgans Group and has full management control. As of March 31, 2013, 954,065 membership units in Morgans Group remain outstanding.

On February 17, 2006, the Company completed its initial public offering. The Company issued 15,000,000 shares of common stock at $20 per share resulting in net proceeds of approximately $272.5 million, after underwriters’ discounts and offering expenses.

The Company has one reportable operating segment; it operates, owns, acquires, develops and redevelops boutique hotels, nightclubs, restaurants, bars and other food and beverage venues in many of the hotels it operates, as well as in hotels and casinos operated by MGM in Las Vegas. During the three months ended March 31, 2013 and 2012, the Company derived 12.8% and 13.6% of its total revenues from international locations. The assets at these international locations were not significant during the periods presented.

Operating Hotels

The Company’s operating hotels as of March 31, 2013 are as follows:

Hotel Name	Location	Number of Rooms	Ownership
Hudson	New York, NY	866	(1)
Morgans	New York, NY	114	(2)
Royalton	New York, NY	168	(2)
Mondrian SoHo	New York, NY	263	(3)
Delano South Beach	Miami Beach, FL	194	(4)
Mondrian South Beach	Miami Beach, FL	225	(5)
Shore Club	Miami Beach, FL	309	(6)
Mondrian Los Angeles	Los Angeles, CA	237	(7)
Clift	San Francisco, CA	372	(8)
Ames	Boston, MA	114	(9)
Sanderson	London, England	150	(10)
St Martins Lane	London, England	204	(10)
Hotel Las Palapas	Playa del Carmen, Mexico	75	(11)
Delano Marrakech	Marrakech, Morocco	71	(12)

(1)	The Company owns 100% of Hudson through its subsidiary, Henry Hudson Holdings LLC, which is part of a property that is structured as a condominium, in which Hudson constitutes 96% of the square footage of the entire building. As of March 31, 2013, Hudson has 866 guest rooms and 54 single room dwelling units (“SROs”). Each SRO is for occupancy by a single eligible individual. The unit need not, but may, contain food preparation or sanitary facilities, or both. SROs remain from the prior ownership of the building and the Company is by statute required to maintain these long-term tenants, unless the Company gets their consent, as long as they pay the Company their rent. Certain of the Company’s subsidiaries, including Henry Hudson Holdings LLC, Hudson Leaseco LLC, the lessee of our Hudson hotel, and certain related entities and lessees are required by the terms of the non-recourse indebtedness related to Hudson to maintain their status as “single purpose entities.” As such, their assets, which are included in the Company’s consolidated financial statements, are not available to satisfy the indebtedness or other obligations of our other subsidiaries.
(2)	Operated under a management contract; wholly-owned until May 23, 2011, when the hotel was sold to a third-party.
(3)	Operated under a management contract and owned through an unconsolidated joint venture in which the Company held a minority ownership interest of approximately 20% at March 31, 2013. See note 4.
(4)	Wholly-owned hotel. Delano South Beach is classified as held for sale as of March 31, 2013. See note 2.
(5)	Operated as a condominium hotel under a management contract and owned through a 50/50 unconsolidated joint venture. As of March 31, 2013, 206 hotel residences have been sold, of which 102 are in the hotel rental pool and are included in the hotel room count, and 129 hotel residences remain to be sold. See note 4.
(6)	Operated under a management contract and owned through an unconsolidated joint venture in which the Company held a minority ownership interest of approximately 7% as of March 31, 2013. See note 4.
(7)	Operated under a management contract; wholly-owned until May 3, 2011, when the hotel was sold to a third-party.
(8)	The hotel is operated under a long-term lease which is accounted for as a financing. See note 6.
(9)	Operated under a management contract and owned through an unconsolidated joint venture in which the Company held a minority interest ownership of approximately 31% at March 31, 2013. See note 4.
(10)	Operated under a management contract; owned through a 50/50 unconsolidated joint venture until November 2011, when the Company sold its equity interests in the joint venture to a third-party. See note 4.
(11)	In March 2013, we entered into an agreement with the owner of Hotel Las Palapas to terminate our management agreement effective April 1, 2013 in exchange for a termination payment of approximately $0.5 million.
(12)	Operated under a management contract.

2013 Deleveraging Transaction

Overview. On March 30, 2013, the Company and certain of its subsidiaries entered into, among other things, an exchange agreement, a backstop agreement, a purchase agreement and various other definitive agreements with one or more affiliates of The Yucaipa Companies, including Yucaipa American Alliance Fund II, L.P., Yucaipa American Alliance (Parallel) Fund II, L.P. (together with Yucaipa American Alliance Fund II, L.P., the “Yucaipa Investors”) and a wholly-owned subsidiary of the Yucaipa Investors, as described below. The Yucaipa Companies, the Yucaipa Investors and their affiliates are referred to collectively as “Yucaipa.” Ronald W. Burkle, a member of the Company’s Board of Directors, is managing partner and founder of The Yucaipa Companies.

At the concurrent closings of the transactions contemplated by these agreements (collectively, the “2013 Deleveraging Transaction”):

•

the Company will transfer to Yucaipa the Company’s 100% ownership interest in its subsidiary that owns Delano South Beach in Miami Beach and all of the Company’s ownership interest in TLG Acquisition LLC (“TLG Acquisition,” and together with its subsidiaries, collectively, “TLG”), a subsidiary that is 90%-owned by Morgans Group LLC and owns and operates certain locations of the Company’s nightclub and food and beverage management business; and through Morgans Hotel Group Management LLC, a subsidiary of the Company (“Morgans Management”), the Company will enter into a long-term management agreement to manage Delano South Beach for a term of 20 years, with one 10-year extension option at Morgans Management’s option, subject to satisfaction of certain performance requirements;

•

Yucaipa will surrender to the Company for cancellation (1) warrants to purchase a total of 12,500,000 shares of the Company’s common stock (the “Yucaipa Warrants”), (2) 75,000 shares of the Company’s outstanding Series A preferred securities, including accrued and unpaid dividends, (3) $88 million principal amount of the Company’s outstanding 2.375% senior subordinated convertible notes (the “Convertible Notes” ), and (4) certain consent rights Yucaipa has over certain major decisions;

•	Yucaipa will assume $18 million in principal amount of promissory notes issued by the Company in connection with the acquisition of its interest in TLG (the “TLG Promissory Notes”);

•

the Company will transfer to Yucaipa the Company’s membership interests in MB Las Vegas Holdings LLC, which holds leasehold interests in three restaurants in Las Vegas, and Yucaipa will cause to be paid $6.5 million to the Company and will pay to, or on behalf of, the Company the remaining note obligations of the Company with respect to the acquisition of such leaseholds (the “Restaurant Lease Note”);

•	the existing governance rights of Yucaipa and its affiliates with respect to the Company will be modified to provide for additional board representation rights;

•	the Company will consummate the Rights Offering, as defined below; and

•

the Company will enter into an amendment to the Company’s Amended and Restated Stockholder Protection Rights Agreement, dated as of October 1, 2009, as amended (the “Rights Plan”) in connection with the transactions contemplated by the exchange agreement and the backstop agreement to increase the limit applicable to the beneficial ownership of the Company’s share of common stock by Yucaipa and its subsidiaries. See the Company’s Form 8-K filed on April 1, 2013 for additional details.

Also, Yucaipa has agreed to certain standstill provisions, as described in the Company’s Form 8-K filed on April 1, 2013. No vote of the Company’s stockholders will be required to approve any of the foregoing transactions.

Rights Offering. To raise aggregate gross proceeds of approximately $100 million, the Company will offer 16,666,666 shares of its common stock at a price of $6.00 per share in a public rights offering (the “Rights Offering”) to its existing stockholders and holders of non-managing membership interests in its operating company subsidiary; and any shares not subscribed for in the Rights Offering will be issued by the Company to Yucaipa (without any fee or discount) pursuant to a related backstop agreement in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, but with registration rights.

Each eligible holder of the Company’s common stock and each holder of non-managing membership interests in the Company’s operating company subsidiary (including transferees) as of the Rights Offering record date will be entitled to subscribe for and purchase (1) such holder’s pro rata portion of the rights offering shares under its basic subscription right and (2) pursuant to an over-subscription privilege, additional Rights Offering shares, up to a maximum of 50% of the shares which such holder is entitled to purchase under such basic subscription right, to the extent that holders of rights do not subscribe for and purchase all of the offered shares available under their basic subscription right, subject to applicable limits set forth in the Rights Plan.

No backstop fee will be payable or discount available to Yucaipa pursuant to the backstop agreement, but the Company will reimburse Yucaipa for up to $250,000 of out-of-pocket third-party fees and expenses incurred by it in connection with the transactions contemplated by the backstop agreement.

The proceeds of the Rights Offering, together with the $6.5 million in cash received as part of the exchange portion of the 2013 Deleveraging Transaction, will be used to repay amounts outstanding under the Company’s credit facility secured by Delano South Beach, which had $25.0 million outstanding as of March 31, 2013, and fund its $10 million key money obligation for Mondrian at Baha Mar in The Bahamas, which is secured by a related letter of credit, and the remaining $65.0 million will be used to fund expansion of the business and for general corporate purposes.

Closing Conditions; Termination; and Other Provisions. The closing of the 2013 Deleveraging Transaction is conditioned on the satisfaction of customary closing conditions and on the concurrent closings under the exchange agreement, the backstop agreement and the Delano purchase agreement. In addition, the Delano purchase agreement includes a condition that Deutsche Bank AG New York Branch shall not have failed to fund a $100 million mortgage loan on Delano South Beach in accordance with its commitment letter because of the occurrence of a material casualty event at Delano South Beach or the inaccuracy of certain representations and warranties. In the event the sale of Delano South Beach, as contemplated by the Delano purchase agreement, is not consummated due to the purchaser’s default, the Company will have the right to Liquidated Damages, as described below. Subject to the satisfaction of closing conditions, the foregoing transactions are currently expected to be consummated in the second quarter of 2013. However, the Company cannot provide any assurance that pending litigation with respect to these transactions will not negatively impact the timing of these transactions. See “Part II – Item 1. Legal Proceedings – Litigations Regarding 2013 Deleveraging Transaction.”

Each of the exchange agreement and backstop agreement may be terminated either by the Company or Yucaipa, as applicable, if, among other termination events, the other party breaches such agreements in certain material respects or the closings under the applicable agreements do not occur on or before June 15, 2013, subject to day-by-day extensions, not to extend past July 15, 2013, in the event the parties are restrained or enjoined. In addition, Yucaipa may terminate the exchange agreement if the Company’s Board of Directors, the Special Transaction Committee that was formed in connection with the Company’s consideration of the 2013 Deleveraging Transaction and various alternatives, or any other committee of the Company’s Board of Directors withdraws or modifies, or proposes publicly to withdraw or modify, in a manner adverse to Yucaipa, the approval of the transactions contemplated by the exchange agreement, or any of the foregoing resolves to take any of the foregoing actions. Similarly, the backstop agreement may be terminated either by the Company or Yucaipa if, among other termination events, the Special Transaction Committee recommends to the Board that the Company consummate an alternative transaction that in the judgment of the Special Transaction Committee would be more advantageous for the Company than the Rights Offering and the Board approves such recommendation.

In the event (1) the Company terminates the exchange agreement or backstop agreement following specified breaches by Yucaipa or (2) the sale of Delano South Beach is not consummated due to the purchaser’s default, the Company will in each case have the right to cancel the Series A preferred securities held by Yucaipa having a liquidation preference plus accumulated unpaid dividends to the date of cancellation equal to $25,000,000, and such cancellation will be the Company’s sole and exclusive remedy for any such breaches or default (“Liquidated Damages”).

A termination fee in the amount of $9,000,000 is payable by the Company to Yucaipa in the event that (1) either the Company or Yucaipa terminate the backstop agreement because the Special Transaction Committee recommends an alternative transaction that the Special Transaction Committee determines would be more advantageous for the Company than the Rights Offering and the Board of Directors approves such recommendation or (2) Yucaipa terminates the exchange agreement because the Company’s Board of Directors or the Special Transaction Committee or any other committee of the Company’s Board of Directors withdraws or modifies, or proposes publicly to withdraw or modify, in a manner adverse to Yucaipa, the approval of the exchange agreement or the transactions contemplated by the exchange agreement, or any of the foregoing resolves to take any of the foregoing actions. The payment of such termination fee will be Yucaipa’s sole and exclusive remedy for any such events or breaches.

See the Company’s Form 8-K filed on April 1, 2013 for additional details.

Food and Beverage Joint Venture

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

Subsequent to the CGM Transaction, the Company’s ownership interests in the food and beverage operations at Mondrian South Beach were less than 100% and were reevaluated in accordance with Accounting Standard Codification (“ASC”) 810-10, Consolidation (“ASC 810-10”). In June 2011, the Company concluded that this venture did not meet the requirements of a variable interest entity and accordingly, the investment in joint venture was accounted for using the equity method, as the Company did not believe it exercised control over significant asset decisions such as buying, selling or financing. See note 4.

The Light Group Acquisition

On November 30, 2011 pursuant to purchase agreements entered into on November 17, 2011, certain of the Company’s subsidiaries completed the acquisition of 90% of the equity interests of TLG, for a purchase price of $28.5 million in cash and up to $18.0 million in the form of the TLG Promissory Notes, which are convertible into shares of the Company’s common stock at $9.50 per share subject to the achievement of certain EBITDA (earnings before interest, tax, depreciation and amortization) targets for the acquired business (collectively, “The Light Group Transaction”), as discussed in note 6. The TLG Promissory Notes were allocated $16.0 million to Andrew Sasson and $2.0 million to Andy Masi, collectively, the remaining 10% equity owners of TLG, and bear annual interest payments of 8% (increasing to 18% after the third anniversary of the closing date, as described below).

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

Each of TLG’s venues is managed by an affiliate of TLG. Through the Company’s ownership of TLG, it recognizes management fees in accordance with the applicable management agreement which generally provides for base management fees as a percentage of gross sales, and incentive management fees as a percentage of net profits, as calculated pursuant to the management agreements. TLG’s management agreements are typically structured as 10-year initial term contracts (effective the opening date of each respective venue) with renewal options. In addition to TLG’s management of the food and beverage operations at Delano South Beach, as of March 31, 2013, TLG manages 16 venues in Las Vegas for MGM. Under TLG’s management agreements with various affiliates of MGM, all costs associated with the construction, build-out, FF&E, operating supplies, equipment and daily operational expenses are typically borne by each respective MGM affiliate. TLG’s management agreements may be subject to early termination in specified circumstances. For example, the agreements generally contain, among other covenants, a performance test that stipulates a minimum level of operating performance, and restrictions as to certain requirements of suitability, capacity, compliance with laws and material terms, financial stability, and certain of the management agreements require that certain named representatives must remain employed by or under contract to TLG.

TLG owns the trade name, service mark or other intellectual property rights associated with the name of most of its nightclubs, lounges, restaurants and pools.

TLG Acquisition Operating Agreement. Concurrent with the closing of The Light Group Transaction, the operating agreement of TLG Acquisition, the Company’s subsidiary, was amended and restated to provide that Morgans Group, which holds 90% of the membership interests in TLG Acquisition, would be the managing member and that Messrs. Sasson and Masi, each of whom holds a 5% membership interest in TLG Acquisition, would be non-managing members of TLG Acquisition. Messrs. Sasson and Masi, however, have approval rights over, among other things, certain fundamental transactions involving TLG Acquisition and, for so long as the TLG Promissory Notes remain outstanding, annual budgets, amendments or terminations of management agreements and other actions that would materially and adversely affect the likelihood that TLG Acquisition would achieve $18 million in Non-Morgans EBITDA during the applicable measurement period.

Each of Messrs. Sasson and Masi received the right to require Morgans Group to purchase his equity interest in TLG at any time after November 30, 2014 at a purchase price equal to his percentage equity ownership interest multiplied by the product of seven times the Non-Morgans EBITDA for the preceding 12 months, subject to certain adjustments (the “Sasson-Masi Put Options”). In addition, Morgans Group will have the right to require each of Messrs. Sasson and Masi to sell his 5% equity interest in TLG at any time after November 30, 2017 at a purchase price equal to his percentage equity ownership interest multiplied by the product of seven times the Non-Morgans EBITDA for the preceding 12 months, subject to certain adjustments. The Company initially accounted for the redeemable noncontrolling interest at fair value in accordance with ASC 805, Business Combinations. Due to the redemption feature associated with the Sasson-Masi Put Options, the Company classified the noncontrolling interest in temporary equity in accordance with the Securities and Exchange Commission’s guidance as codified in ASC 480-10, Distinguishing Liabilities from Equity. Subsequently, the Company will accrete the redeemable noncontrolling interest to its current redemption value, which approximates fair value, each period. The change in the redemption value does not impact the Company’s earnings or earnings per share. The Company recorded an obligation of $6.3 million related to the Sasson-Masi Put Options, which is recorded as redeemable noncontrolling interest on the March 31, 2013 consolidated balance sheet.

As part of the 2013 Deleveraging Transaction, the Company will transfer to Yucaipa all of its equity interest in TLG Acquisition, Yucaipa will assume the TLG Promissory Notes issued by the Company in connection with The Light Group Transaction, the convertibility of the TLG Promissory Notes into shares of the Company’s common stock will be eliminated, and the Sasson-Masi Put Options will cease to apply to the Company at closing, which is currently expected to occur in the second quarter of 2013. As of March 31, 2013, the Company has presented TLG as discontinued operations in the accompanying consolidated financial statements, as it will have no continuing involvement with TLG.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

The operations of the properties or business held for sale prior to the sale date are recorded in discontinued operations unless the Company has continuing involvement, such as through a management agreement, after the sale.

On March 30, 2013, the Company’s Board of Directors approved the 2013 Deleveraging Transaction which includes the sale to Yucaipa of the Company’s subsidiary that owns Delano South Beach, TLG, and the Company’s subsidiary that holds the three restaurant leases in Las Vegas, as discussed in note 1. Therefore, the Company’s subsidiary that owns Delano South Beach is presented as assets held for sale on the accompanying consolidated balance sheets, as the Company will have continuing involvement with Delano South Beach through a long-term management agreement following the closing of the transactions. The Company has presented the operations of TLG and its subsidiary that holds such Las Vegas restaurant leases as discontinued operations in the accompanying consolidated financial statements, as it will have no continuing involvement with these entities following the closing of the 2013 Deleveraging Transaction.

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

Other Assets

In August 2012, the Company entered into an agreement with MGM to convert THEhotel to Delano Las Vegas, which will be managed by MGM pursuant to a 10-year licensing agreement, with two 5-year extensions at the Company’s option, subject to performance thresholds. In addition, the Company acquired the leasehold interests in three restaurants at Mandalay Bay in Las Vegas from an existing tenant for $15.0 million in cash at closing and a deferred, principal-only $10.6 million Restaurant Lease Note to be paid over seven years, which the Company recorded at fair value as of the date of issuance of $7.5 million, as discussed in note 6. The venues have been, or are in the process of being re-concepted, and once renovation is complete, all three venues will be managed by TLG. The three restaurants will be operated pursuant to 10-year operating leases with an MGM affiliate, pursuant to which the Company will pay minimum annual lease payments and a percentage rent based on cash flow. The Company allocated the total consideration paid, or to be paid, to the license agreement and the restaurant leasehold asset based on their respective fair values. The Company will amortize the fair value of the license agreement, using the straight line method, over the 10-year life of the license agreement, and the fair value of the restaurant leasehold interests, using the straight line method, over the 10-year life of the operating leases.

As part of the 2013 Deleveraging Transaction, the Company will transfer its subsidiary that hold its Las Vegas restaurant leasehold interests to Yucaipa at closing, which is currently expected to occur in the second quarter of 2013. Therefore, the subsidiary that holds these leasehold assets is presented as discontinued operations on the accompanying consolidated financial statements. Additionally, upon the closing of the 2013 Deleveraging Transaction, the Company will record a receivable equal to the book value of the Restaurant Lease Note to reflect an indemnity agreement under which Yucaipa has agreed to reimburse the Company for all amounts due on the Restaurant Lease Note.

Further, other assets consists of key money payments related to hotels under development, as discussed further in note 7, deferred financing costs and fair value of the lease agreements in the food and beverage venues at Sanderson and St Martins Lane, which the Company acquired in the CGM Transaction, as discussed further in note 1. The Sanderson and St Martins Lane food and beverage lease agreements are being amortized, using the straight line method, over the expected life of the agreements. Deferred financing costs included in other assets are being amortized, using the straight line method, which approximates the effective interest rate method, over the terms of the related debt agreements. At the closing of the 2013 Deleveraging Transaction, the Company will write off the applicable deferred financing costs related to the Convertible Notes held by the Yucaipa Investors and its revolving credit facility secured by Delano South Beach.

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

The Company’s deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the Company’s provision for income taxes and increases to the valuation allowance result in additional provision for income taxes. The realization of the Company’s deferred tax assets, net of the valuation allowance, is primarily dependent on estimated future taxable income. A change in the Company’s estimate of future taxable income may require an addition to or reduction from the valuation allowance. The Company has established a reserve on its deferred tax assets based on anticipated future taxable income and tax strategies which may include the sale of property or an interest therein. The Company anticipates it will be able to apply its net operating losses to the sale of Delano South Beach and TLG when the 2013 Deleveraging Transaction closes, which is currently expected to occur in the second quarter of 2013.

All of the Company’s foreign subsidiaries are subject to local jurisdiction corporate income taxes. Income tax expense is reported at the applicable rate for the periods presented.

Income taxes for the three months ended March 31, 2013 and 2012, were computed using the Company’s effective tax rate.

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

The Company has entered into warrant agreements with the Yucaipa Investors, as discussed in note 9, providing the Yucaipa Investors with consent rights over certain transactions for so long as they collectively own or have the right to purchase through the exercise of the Yucaipa Warrants 6,250,000 shares of the Company’s common stock. As part of the 2013 Deleveraging Transaction, Yucaipa will surrender to the Company the Yucaipa Warrants at closing, which is currently expected to occur in the second quarter of 2013.

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

In connection with its Outperformance Award Program, which is a long-term incentive plan intended to provide the Company’s senior management with the ability to earn cash or equity awards based on the Company’s level of return to shareholders over a three-year period, as discussed in note 8, the Company issued a new series of outperformance long-term incentive units (the “OPP LTIP Units”) which were initially fair valued on the date of grant, and at each reporting period, utilizing a Monte Carlo simulation to estimate the probability of the performance vesting conditions being satisfied. The Monte Carlo simulation used a statistical formula underlying the Black-Scholes and binomial formulas and such simulation was run approximately 100,000 times. As the Company has the ability to settle the vested OPP LTIP Units with cash, these awards are not considered to be indexed to the Company’s stock price and must be accounted for as liabilities at fair value. Although the Company has determined that the majority of the inputs used to value the OPP LTIP Units fall within Level 1 of the fair value hierarchy, the Monte Carlo simulation model utilizes Level 2 inputs, such as estimates of the Company’s volatility. Accordingly, the OPP LTIP Unit liability was classified as a Level 2 fair value measure.

In connection with the Light Group Transaction, the Company issued the TLG Promissory Notes, which are convertible into shares of the Company’s common stock at $9.50 per share and are subject to the achievement of certain EBITDA targets for the acquired business, discussed in note 6. The TLG Promissory Notes were initially fair valued on the date of acquisition, and will be fair valued at each reporting period, utilizing a Monte Carlo simulation to estimate the probability of the achievement of certain EBITDA targets being satisfied. Although the Company has determined that the majority of the inputs used to value the TLG Promissory Notes fall within Level 1 of the fair value hierarchy, the Monte Carlo simulation model utilizes Level 2 inputs, such as estimates of the Company’s volatility. Accordingly, the TLG Promissory Notes liability was classified as a Level 2 fair value measure. At the closing of the 2013 Deleveraging Transactions, Yucaipa will assume the Company’s obligations under the TLG Promissory Notes thereby eliminating the convertibility of the TLG Promissory Notes into shares of the Company’s common stock.

Also in connection with The Light Group Transaction, the Company provided Messrs. Sasson and Masi with the Sasson-Masi Put Options. Due to the redemption feature associated with the Sasson-Masi Put Options, the Company classified the noncontrolling interest in temporary equity in accordance with the Securities and Exchange Commission’s guidance as codified in ASC 480-10, Distinguishing Liabilities from Equity. Subsequently, the Company will accrete the redeemable noncontrolling interest to its current redemption value, which approximates fair value, each period. The Company has determined that the majority of the inputs used to value the Sasson-Masi Put Options fall within Level 3 of the fair value hierarchy. Accordingly, the Sasson-Masi Put Options have been classified as Level 3 fair value measurements. At the closing of the 2013 Deleveraging Transaction, the Sasson-Masi Put Options will cease to apply to the Company.

In connection with the license agreement with MGM, the Company issued a principal only $10.6 million Restaurant Lease Note to be paid over seven years. The Restaurant Lease Note does not bear interest except in the event of default, as defined by the agreement. In accordance with ASC 470, Debt, the Company imputed interest on the Restaurant Lease Note, which is recorded at fair value on the accompanying consolidated balance sheet. On the date of grant, the Company determined the fair value of the Restaurant Lease Note to be $7.5 million imputing an interest rate of 10%. The Company has determined that the majority of the inputs used to value the Restaurant Lease Note fall within Level 2 of the fair value hierarchy, which accordingly has been classified as Level 2 fair value measurements. At the closing of the 2013 Deleveraging Transaction, the Company will receive an indemnity from Yucaipa for the Company’s remaining obligations under the Restaurant Lease Note, and therefore the Company will record a receivable for the book value of the Restaurant Lease Note at that time.

During the three months ended March 31, 2012, the Company recognized non-cash impairment charges related to the Company’s investments in unconsolidated joint ventures of $0.9 million through equity in loss from unconsolidated joint ventures. The Company did not recognize any impairment charges related to its investments in unconsolidated joint ventures during the three months ended March 31, 2013. The Company’s estimated fair value relating to these impairment assessments was based primarily upon Level 3 measurements, including a discounted cash flow analysis to estimate the fair value of the assets taking into account the assets expected cash flow, holding period and estimated proceeds from the disposition of assets, as well as market and economic conditions.

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, and fixed and variable rate debt. Management believes the carrying amount of the aforementioned financial instruments, excluding fixed-rate debt, is a reasonable estimate of fair value as of March 31, 2013 and December 31, 2012 due to the short-term maturity of these items or variable market interest rates.

The fair market value of the Company’s $248.2 million of fixed rate debt, which includes the Company’s trust preferred securities, TLG Promissory Notes at fair value, Restaurant Lease Note, discussed above, and Convertible Notes at face value, as discussed in note 6, as of March 31, 2013 was approximately $240.1 million, using market rates. The fair market value of the Company’s $248.0 million of fixed rate debt, which includes the Company’s trust preferred securities, TLG Promissory Notes at fair value, Restaurant Lease Note, discussed above, and Convertible Notes at face value, as discussed in note 6, as of December 31, 2012 was approximately $240.8 million, using market rates.

Although the Company has determined that the majority of the inputs used to value its fixed rate debt fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its fixed rate debt utilize Level 3 inputs, such as estimates of current credit spreads. However, as of March 31, 2013 and December 31, 2012, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its fixed rate debt and determined that the credit valuation adjustments are not significant to the overall valuation of its fixed rate debt. Accordingly, all derivatives have been classified as Level 2 fair value measurements.

Stock-based Compensation

The Company accounts for stock based employee compensation using the fair value method of accounting described in ASC 718-10. For share grants, total compensation expense is based on the price of the Company’s stock at the grant date. For option grants, the total compensation expense is based on the estimated fair value using the Black-Scholes option-pricing model. For awards under the Company’s Outperformance Award Program, discussed in note 8, long-term incentive awards, the total compensation expense is based on the estimated fair value using the Monte Carlo pricing model. Compensation expense is recorded ratably over the vesting period. Stock compensation expense recognized for the three months ended March 31, 2013 and 2012 was $0.9 million, and $1.1 million, respectively.

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

The membership units in Morgans Group, the Company’s operating company, owned by the Former Parent are presented as a noncontrolling interest in Morgans Group in the consolidated balance sheets and were approximately $5.7 million and $6.1 million as of March 31, 2013 and December 31, 2012, respectively. The noncontrolling interest in Morgans Group is: (i) increased or decreased by the limited members’ pro rata share of Morgans Group’s net income or net loss, respectively; (ii) decreased by distributions; (iii) decreased by exchanges of membership units for the Company’s common stock; and (iv) adjusted to equal the net equity of Morgans Group multiplied by the limited members’ ownership percentage immediately after each issuance of units of Morgans Group and/or shares of the Company’s common stock and after each purchase of treasury stock through an adjustment to additional paid-in capital. Net income or net loss allocated to the noncontrolling interest in Morgans Group is based on the weighted-average percentage ownership throughout the period.

Reclassifications

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation, including the Company’s presentation of assets held for sale and discontinued operations discussed above and in note 12.

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

Basic earnings (loss) per share is calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share include the effect of potential shares outstanding, including dilutive securities. Potential dilutive securities may include shares and options granted under the Company’s stock incentive plan and membership units in Morgans Group, which may be exchanged for shares of the Company’s common stock under certain circumstances. The 954,065 Morgans Group membership units (which may be converted to cash, or at the Company’s option, common stock) held by third parties at March 31, 2013, Yucaipa Warrants (as discussed in note 9), unvested restricted stock units, LTIP Units (as defined in note 8), stock options, OPP LTIP Units and shares issuable upon conversion of outstanding Convertible Notes have been excluded from the diluted net income (loss) per common share calculation, as there would be no effect on reported diluted net income (loss) per common share.

The table below details the components of the basic and diluted loss per share calculations (in thousands, except for per share data). The Company has not had any undistributed earnings in any calendar quarter presented. Therefore, the Company does not present earnings per share following the two-class method.

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Numerator:
Net loss from continuing operations	$(11,443)	$(14,807)
Net (loss) income from discontinued operations, net of tax	(321)	70

Net loss	(11,764)	(14,737)
Net loss attributable to noncontrolling interest	347	456

Net loss attributable to Morgans Hotel Group Co.	(11,417)	(14,281)
Less: preferred stock dividends and accretion	2,913	2,650

Net loss attributable to common stockholders	$(14,330)	$(16,931)

Denominator, continuing and discontinued operations:
Weighted average basic common shares outstanding	32,348	30,900
Effect of dilutive securities	—	—

Weighted average diluted common shares outstanding	32,348	30,900

Basic and diluted loss from continuing operations per common share	$(0.43)	$(0.55)

Basic and diluted income from discontinued operations per common share	$(0.01)	$—

Basic and diluted loss available to common stockholders per common share	$(0.44)	$(0.55)

Upon the closing of the 2013 Deleveraging Transaction, the Company will apply ASC 260-10, Earnings Per Share, to account for the forgiveness of Company’s Series A preferred securities held by Yucaipa, including unpaid dividends, and will recognize the difference between the preferred stock book value and the fair value of consideration received as an increase or reduction to net loss available to common stockholders, as appropriate.

4. Investments in and Advances to Unconsolidated Joint Ventures

The Company’s investments in and advances to unconsolidated joint ventures and its equity in earnings (losses) of unconsolidated joint ventures are summarized as follows (in thousands):

Investments

Entity	As of March 31, 2013	As of December 31, 2012
Mondrian Istanbul	$10,392	$10,392
Mondrian South Beach food and beverage—MC South Beach	468	628
Other	157	158

Total investments in and advances to unconsolidated joint ventures	$11,017	$11,178

Equity in loss of unconsolidated joint ventures

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Mondrian South Beach	$—	$(265)
Mondrian South Beach food and beverage—MC South Beach	(159)	(148)
Mondrian SoHo	—	(497)

Total	$(159)	$(910)

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

As of March 31, 2013, the joint venture’s outstanding nonrecourse mortgage loan and mezzanine loan was $70.8 million, in the aggregate, and the outstanding mezzanine debt owed to affiliates of the joint venture partners was $28.0 million.

The joint venture is in the process of selling units as condominiums, subject to market conditions, and unit buyers will have the opportunity to place their units into the hotel’s rental program. As of March 31, 2013, 206 hotel residences have been sold, of which 102 are in the hotel rental pool, and 129 hotel residences remain to be sold. In addition to hotel management fees, the Company could also realize fees from the sale of condominium units.

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

Morgans Group and affiliates of its joint venture partner have provided certain guarantees and indemnifications to the Mondrian South Beach lenders. See note 7.

Food and Beverage Venture at Mondrian South Beach

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

As of March 31, 2013, the Mondrian SoHo joint venture’s outstanding mortgage debt secured by the hotel was $196.0 million, excluding $23.1 million of deferred interest. The loan matured on November 15, 2012. In January 2013, the lender initiated foreclosure proceedings seeking, among other things, the ability to sell the property free and clear of the Company’s management agreement. The Company moved to dismiss the lender’s complaint on the grounds that, among other things, its management agreement is not terminable upon a foreclosure. The lender opposed the Company’s motion to dismiss and moved for summary judgment. Both motions are currently pending.

In February 2013, the owner of Mondrian SoHo, a joint venture in which Morgans Group owns a 20% equity interest, gave notice purporting to terminate the Company’s subsidiary as manager of the hotel. It also filed a lawsuit against the Company seeking termination of the management agreement on the same grounds. On April 8, 2013, the Company moved to dismiss the complaint and that motion is pending. The Company believes it has the right to continue to manage the hotel following a foreclosure, subject to certain circumstances, and intends to continue to vigorously defend its rights to manage the property under its management agreement and related agreements, but cannot provide assurance that it will be successful.

On April 30, 2013, the Company filed a lawsuit against its joint venture partner and its parent in New York Supreme Court for damages based on the wrongful attempted termination of the management agreement, defamation, and breach of fiduciary and other obligations under the parties’ joint venture agreement.

There have been and, due to the fact that the lender controls all of the cash flow, may continue to be cash shortfalls from the operations of the hotel from time to time which have required additional fundings by the Company and its joint venture partner. Subsequent to the initial fundings, in 2008 and 2009, the lender and Cape Advisors Inc. made cash and other contributions to the joint venture, and the Company provided $3.2 million of additional funds which were treated as loans with priority over the equity, to complete the project. During 2010 and 2011, the Company subsequently funded an aggregate of $5.5 million, all of which were treated as loans. Additionally, as a result of cash shortfalls at Mondrian SoHo, the Company funded an additional $1.0 million in 2012, which were treated in part as additional capital contributions and in part as loans from the management company subsidiary. The Company subsequently deemed all such amounts uncollectible as of December 31, 2012 and recorded an impairment charge through equity in loss of unconsolidated joint ventures. At present, the Company does not intend to commit significant additional monies toward the repayment of the loan or the funding of operating deficits.

In June 2010, based on the decline in market conditions following the inception of the joint venture and the need for additional funding to complete the hotel, the Company wrote down its investment in Mondrian SoHo to zero and recorded an impairment charge of $10.7 million through equity in loss of unconsolidated joint ventures for the year ended December 31, 2010. The Company has recorded all additional fundings as impairment charges through equity in loss of unconsolidated joint ventures during the periods the funds were contributed. As of March 31, 2013 the Company’s financial statements reflect no value for its investment in the Mondrian SoHo joint venture.

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

The Company has contributed a total of approximately $11.9 million in equity through March 31, 2013 for an approximately 31% interest in the joint venture. The joint venture obtained a loan for $46.5 million secured by the hotel, of which $45.1 million was outstanding as of March 31, 2013. Due to the level of debt on Ames, the joint venture was not able to refinance the debt at maturity or to fully fund its operating expenses and its debt service on Ames solely from its revenues from time to time. The mortgage debt secured by Ames matured on October 9, 2012 and the mortgage lender served the joint venture with a notice of event of default stating that the nonrecourse mortgage refinancing on the property was not repaid when it matured.

On April 26, 2013, the joint venture closed on a new loan agreement with the mortgage lenders that provides for a reduction of the mortgage debt and an extension of maturity in return for a cash paydown. The Company did not contribute to the cash paydown and instead entered into an agreement with its joint venture partner pursuant to which, among other things, (1) the Company assigned its equity interests in the joint venture to its joint venture partner, (2) the Company agreed to give its joint venture partner the right to terminate its management agreement upon 60 days prior notice in return for a $1.8 million termination fee, and (3) a creditworthy affiliate of the Company’s joint venture partner has assumed all or a portion of the Company’s potential liability with respect to historic tax credit guaranties, with the Company’s liability for any tax credit guaranties capped, in any event, at $3.0 million in the aggregate.

The potential liability for historic tax credit guaranties relates to approximately $16.9 million of federal and state historic rehabilitation tax credits that Ames qualified for at the time of its development. The Company and its joint venture partner were jointly and severally liable for certain federal historic tax credit recapture liabilities that, as of March 31, 2013, were estimated at approximately $10.7 million, of which the Company’s pro rata share was $3.3 million, but which is now assumed, in whole or in part, and in all cases capped at $3.0 million, pursuant to the Company’s agreement with its joint venture partner.

The Company is currently discussing with its joint venture partner various opportunities for it to continue to contribute to the success of Ames within its system of hotels. However, there can be no assurances as to the Company’s future relationship with Ames.

In September 2011, based on the then prevailing economic conditions and the upcoming mortgage debt maturity, the joint venture concluded that the hotel was impaired. In September 2011, the joint venture partners funded their pro rata shares of the debt service reserve account, of which the Company’s contribution was $0.3 million, and exercised the one remaining extension option available on the mortgage debt. As a result, the Company wrote down its investment in Ames to zero and recorded its share of the impairment charge of $10.6 million through equity in loss of unconsolidated joint ventures for the year ended December 31, 2011. The Company recorded an impairment charge of $0.6 million during 2012 related to uncollectible receivables which were converted into an equity contribution and impaired through equity in loss of unconsolidated joint ventures. As of March 31, 2013, the Company’s financial statements reflect no value for its investment in the Ames joint venture.

In December 2011, the Ames joint venture was determined to be a variable interest entity as a result of the upcoming debt maturity, and because its equity was considered insufficient to permit the entity to finance its own activities. However, the Company determined that it was not the primary beneficiary and, therefore, consolidation of this joint venture is not required.

Shore Club

The Company operates Shore Club under a management contract and owned a minority ownership interest of approximately 7% at March 31, 2013. On September 15, 2009, the joint venture that owns Shore Club received a notice of default on behalf of the special servicer for the lender on the joint venture’s mortgage loan for failure to make its September monthly payment and for failure to maintain its debt service coverage ratio, as required by the loan documents. In March 2010, the lender for the Shore Club mortgage initiated foreclosure proceedings in U.S. federal district court. In October 2010, the federal court dismissed the case for lack of jurisdiction. In November 2010, the lender initiated foreclosure proceedings in state court and a bench trial took place in June 2012 during which the trial court granted a default ruling of foreclosure. Entry of the trial court’s foreclosure judgment remains delayed by appellate proceedings relating to a motion to disqualify the trial judge and certain other trial court ruling. In the event the foreclosure judgment is subsequently entered, further appellate proceedings could delay the judgment from taking effect. The Company has operated and expects to continue to operate the hotel pursuant to the management agreement during the pendency of these proceedings. However, there can be no assurances as to whether or when a foreclosure sale may take place, or whether the Company will continue to operate the hotel in the event there is a foreclosure.

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

5. Other Liabilities

Other liabilities consist of the following (in thousands):

	As of March 31, 2013	As of December 31, 2012
Designer fee claim	$13,866	$13,866
OPP LTIP Units Liability (note 8)	461	435

	$14,327	$14,301

Designer Fee Claim

As of March 31, 2013 and December 31, 2012, other liabilities consist of $13.9 million related to a designer fee claim. The Former Parent had an exclusive service agreement with a hotel designer, pursuant to which the designer has made various claims related to the agreement. Although the Company is not a party to the agreement, it may have certain contractual obligations or liabilities to the Former Parent in connection with the agreement. According to the agreement, the designer was owed a base fee for each designed hotel, plus 1% of gross revenues, as defined in the agreement, for a 10-year period from the opening of each hotel. In addition, the agreement also called for the designer to design a minimum number of projects for which the designer would be paid a minimum fee. A liability amount has been estimated and recorded in these consolidated financial statements before considering any defenses and/or counter-claims that may be available to the Company or the Former Parent in connection with any claim brought by the designer. The estimated costs of the design services were capitalized as a component of the applicable hotel and amortized over the five-year estimated life of the related design elements. Through December 31, 2009, interest was accreted each year on the liability and charged to interest expense using a rate of 9%.

OPP LTIP Units Liability

As discussed further in note 8, the estimated fair value of the OPP LTIP Units liability was approximately $0.5 million and $0.4 million at March 31, 2013 and December 31, 2012, respectively.

6. Debt and Capital Lease Obligations

Debt and capital lease obligations consists of the following (in thousands):

Description	As of March 31, 2013	As of December 31, 2012	Interest rate at March 31, 2013
Notes secured by Hudson (a)	$180,000	$180,000	8.90%(LIBOR + 8.40%, LIBOR floor of 0.50%)
Clift debt (b)	89,703	89,136	9.60%
Liability to subsidiary trust (c)	50,100	50,100	8.68%
Convertible Notes, face value of $172.5 million (d)	168,990	168,421	2.38%
Capital lease obligations (g)	6,106	6,106	(g)
Restaurant Lease Note (h)	7,429	7,429	(h)

Debt and capital lease obligation	$502,328	$501,192

Debt secured by assets held for sale – Revolving credit facility (e)	25,000	19,000	5.00% (LIBOR + 4.00%, LIBOR floor of 1.00%)
Debt of discontinued operations – TLG Promissory Note (f)	18,000	17,930	(f)
Debt of discontinued operations – capital lease obligations(g)	14	21	(g)

(a) Hudson Mortgage Loan

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

Proceeds from the Hudson 2011 Mortgage Loan, cash on hand and cash held in escrow were applied to repay $201.2 million of outstanding mortgage debt under the previous Hudson mortgage, to repay $26.5 million of outstanding indebtedness under the previous Hudson mezzanine loan, and to pay fees and expenses in connection with the financing.

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

Clift Holdings and the Lessors entered into an amendment to the lease, dated September 17, 2010, to memorialize, among other things, a reduced annual lease payment of $4.97 million from March 1, 2010 to February 29, 2012. Effective March 1, 2012, the annual rent reverted to the rent stated in the lease agreement, which provides for base annual rent of approximately $6.0 million per year through October 2014. Thereafter, base rent increases at 5-year intervals by a formula tied to increases in the Consumer Price Index, with a maximum increase of 40% and a minimum increase of 20% at October 2014, and a maximum increase of 20% and a minimum increase of 10% at each 5-year rent increase date thereafter. The lease is nonrecourse to the Company.

Morgans Group also entered into an agreement, dated September 17, 2010, whereby Morgans Group agreed to guarantee losses of up to $6 million suffered by the Lessors in the event of certain “bad boy” type acts.

(c) Liability to Subsidiary Trust Issuing Preferred Securities

On August 4, 2006, a newly established trust formed by the Company, MHG Capital Trust I (the “Trust”), issued $50.0 million in trust preferred securities in a private placement. The Company owns all of the $0.1 million of outstanding common stock of the Trust. The Trust used the proceeds of these transactions to purchase $50.1 million of junior subordinated notes issued by the Company’s operating company and guaranteed by the Company (the “Trust Notes”) which mature on October 30, 2036. The sole assets of the Trust consist of the Trust Notes. The terms of the Trust Notes are substantially the same as preferred securities issued by the Trust. The Trust Notes and the preferred securities have a fixed interest rate of 8.68% until October 2016, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus 3.25% per annum. As of March 31, 2013, the Trust Notes are redeemable by the Trust, at the Company’s option, at par, and the Company has not redeemed any Trust Notes. To the extent the Company redeems the Trust Notes, the Trust is required to redeem a corresponding amount of preferred securities.

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

As discussed in note 9, from April 21, 2010 to July 21, 2010, the Yucaipa Investors purchased from third parties $88 million of the Convertible Notes. At the closing of the 2013 Deleveraging Transaction, these $88.0 million of Convertible Notes will be surrendered to the Company for cancellation.

(e) Delano Credit Facility

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

As of March 31, 2013, the Company’s maximum borrowing availability on the Delano Credit Facility was $100.0 million, of which the Company had $25.0 million outstanding, and had a $10.0 million letter of credit outstanding securing the Company’s key money commitment obligation related to Mondrian at Baha Mar.

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

The Borrowers’ ability to borrow on the Delano Credit Facility is subject to ongoing compliance by the Company and the Borrowers with various customary affirmative and negative covenants, including limitations on liens, indebtedness, issuance of certain types of equity, affiliated transactions, investments, distributions, mergers and asset sales. In addition, the Delano Credit Facility requires that the Company and the Borrowers maintain a fixed charge coverage ratio (consolidated EBITDA to consolidated fixed charges) of no less than (i) 1.05 to 1.00 at all times on or prior to June 30, 2012 and (ii) 1.10 to 1.00 at all times thereafter. As of March 31, 2013, the Company was in compliance with the fixed charge coverage ratio under the Delano Credit Facility and the fixed charge coverage ratio was 1.36x.

The Delano Credit Facility also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Borrowers under the Delano Credit Facility to be immediately due and payable.

At the closing of the 2013 Deleveraging Transaction, a portion of the proceeds of the Rights Offering and purchases under the backstop agreement, if any, will be used to repay the outstanding balance under the Delano Credit Facility and fund the Company’s $10 million key money commitment obligation for Mondrian at Baha Mar.

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

As of the issue date, the fair value of the TLG Promissory Notes was estimated at approximately $15.5 million utilizing a Monte Carlo simulation to estimate the probability of the performance conditions being satisfied. The Monte Carlo simulation used a statistical formula underlying the Black-Scholes and binomial formulas and such simulation was run approximately 100,000 times. For each simulation, the payoff is calculated at the settlement date, which is then discounted to the award date at a risk-free interest rate. The average of the values over all simulations is the expected value on the issuance date. Assumptions used in the valuations included factors associated with the underlying performance of the Company’s stock price and total stockholder return over the term of the TLG Promissory Notes including total stockholder return, volatility and risk-free interest. The fair value of the TLG Promissory Notes was estimated as of the issue date using the following assumptions in the Monte-Carlo simulation: expected price volatility for the Company’s stock of 25%; a risk free rate of 0.4%; and no dividend payments over the measurement period. As of March 31, 2013, the fair value of the TLG Promissory Notes was estimated at approximately $18.0 million.

As part of the 2013 Deleveraging Transaction, Yucaipa will assume the obligations under the TLG Promissory Notes at closing and the convertibility of the TLG Promissory Notes into shares of the Company’s common stock will be eliminated. The 2013 Deleveraging Transaction is currently expected to occur in the second quarter of 2013.

(g) Capital Lease Obligations

The Company has leased two condominium units at Hudson from unrelated third-parties, which are reflected as capital leases. One of the leases requires the Company to make annual payments, currently $649,728 (subject to increases due to increases in the Consumer Price Index), through November 2096. This lease also allows the Company to purchase the unit at fair market value after November 2015.

The second lease requires the Company to make annual payments, currently $328,128 (subject to increases due to increases in the Consumer Price Index), through December 2098. The Company has allocated both lease payments between the land and building based on their estimated fair values. The portion of the payments allocated to the building has been capitalized at the present value of the future minimum lease payments. The portion of the payments allocable to the land is treated as operating lease payments. The imputed interest rate on both of these leases is 8%, which is based on the Company’s incremental borrowing rate at the time the lease agreement was executed. The capital lease obligations related to the units amounted to approximately $6.1 million as of March 31, 2013 and December 31, 2012, respectively. Substantially all of the principal payments on the capital lease obligations are due at the end of the lease agreements.

The Company has also entered into capital lease obligations, which are immaterial to the Company’s consolidated financial statements, related to equipment at certain of the hotels.

(h) Restaurant Lease Note

As discussed in note 2, in August 2012, the Company acquired the leasehold interests in three restaurants at Mandalay Bay from an existing tenant for $15.0 million in cash at closing and the issuance of a principal-only $10.6 million Restaurant Lease Note to be paid over seven years. The Restaurant Lease Note does not bear interest except in the event of default, as defined in the agreement. In accordance with ASC 470, Debt, the Company imputed interest on the Restaurant Lease Note, which was recorded at its fair value of $7.5 million as of the date of issuance. At March 31, 2013, the balance outstanding recorded on the Restaurant Lease Note is $7.6 million.

As part of the 2013 Deleveraging Transaction, the Company will receive an indemnity from Yucaipa for the Company’s remaining obligations under the Restaurant Lease Note, and therefore the Company will record a receivable for the book value of the Restaurant Lease Note at closing, which is currently expected to occur in the second quarter of 2013.

7. Commitments

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

The following table details, as of March 31, 2013 and December 31, 2012, the Company’s key money, equity investment and debt financing commitments for hotels under development as well as potential funding obligations under cash flow guarantees at operating hotels and hotels under development at the maximum amount under the applicable contracts, but excluding contracts where the maximum amount cannot be determined (in thousands):

	As of March 31, 2013 (1)	As of December 31, 2012 (1)
Key money, equity investment and debt financing commitments (2)	$31,175	$32,040
Cash flow guarantees	32,588	33,600

Total maximum future funding commitments	$63,763	$65,640

Amounts due within one year (3)	$24,175	$—

(1)	The currency translation is based on an exchange rate of the applicable local currency to U.S. dollar using the exchange rate as of the end of the applicable reporting period.
(2)	As of March 31, 2013 and December 31, 2012, these commitments consist of key money commitments. The Company had no equity or debt financing commitments at March 31, 2013 or December 31, 2012.
(3)	Amount represents £9.4 million (or approximately $14.2 million as of March 31, 2013) in key money for Mondrian London, which is expected to open in the first quarter of 2014, and funding of $10.0 million in key money for Mondrian at Baha Mar which is secured by a related letter of credit as of March 31, 2013. At the closing of the 2013 Deleveraging Transaction, the Company will fund this letter of credit with a portion of the proceeds from the Rights Offering.

In March 2013, the Company formally agreed to allow the owners of Hudson London to extend their option period for converting an approximately $17.6 million cash flow guarantee, which would become effective once the hotel is opened, into an equity obligation of £6 million and a key money obligation of £2 million (collectively, approximately $12.0 million as of March 31, 2013). In the event the owners exercise such conversion option, the equity and key money obligations could become due as early as 2013 once the owners finalize the capital plan.

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

The Company has signed management or license agreements for various hotels which are in the development stage. As of March 31, 2013, these include the following:

	Expected Room Count	Anticipated Opening	Initial Term
Hotels Currently Under Construction or Renovation:
Mondrian Doha	270	2014	30 years
Delano Las Vegas	1,117	2014	10 years	(1)
Mondrian London	360	2014	25 years
Mondrian at Baha Mar	310	2015	20 years
Delano Moscow	160	2015	20 years
Other Signed Agreements:
Mondrian Istanbul	128	2015	20 years
Delano Aegean Sea	220	2015	20 years
Hudson London	234	2015	20 years
Highline, New York project	175	To be determined	15 years

(1)	Delano Las Vegas is subject to a license agreement pursuant to which the hotel will be managed by MGM.

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

The Company’s hotel management agreements for Royalton and Morgans contain cash flow guarantee performance tests that stipulate certain minimum levels of operating performance. These performance test provisions give the Company the option to fund a shortfall in operating performance limited to the Company’s earned base fees. If the Company chooses not to fund the shortfall, the hotel owner has the option to terminate the management agreement. As of March 31, 2013, approximately $0.2 million was recorded in accrued expenses and as a reduction to management fees related to these performance test provisions. The Company’s maximum potential amount of future fundings related to the Royalton and Morgans performance guarantee cannot be determined as of March 31, 2013, but under the hotel management agreements is limited to the Company’s base fees earned.

Operating Joint Venture Hotels Commitments and Guarantees

The following details obligations the Company has or may have related to its operating joint venture hotels as of March 31, 2013.

Mondrian South Beach Mortgage and Mezzanine Agreements. Morgans Group and affiliates of its joint venture partner have agreed to provide standard nonrecourse carve-out guaranties and provide certain limited indemnifications for the Mondrian South Beach mortgage and mezzanine loans. In the event of a default, the lenders’ recourse is generally limited to the mortgaged property or related equity interests, subject to standard nonrecourse carve-out guaranties for “bad boy” type acts. Morgans Group and affiliates of its joint venture partner also agreed to guaranty the joint venture’s obligation to reimburse certain expenses incurred by the lenders and indemnify the lenders in the event such lenders incur liability in connection with certain third-party actions. Morgans Group and affiliates of its joint venture partner have also guaranteed the joint venture’s liability for the unpaid principal amount of any seller financing note provided for condominium sales if such financing or related mortgage lien is found unenforceable, provided they shall not have any liability if the seller financed unit becomes subject to the lien of the lender’s mortgage or title to the seller financed unit is otherwise transferred to the lender or if such seller financing note is repurchased by Morgans Group and/or affiliates of its joint venture at the full amount of unpaid principal balance of such seller financing note. In addition, although construction is complete and Mondrian South Beach opened on December 1, 2008, Morgans Group and affiliates of its joint venture partner may have continuing obligations under construction completion guaranties until all outstanding payables due to construction vendors are paid. As of March 31, 2013, there are remaining payables outstanding to vendors of approximately $0.7 million. Pursuant to a letter agreement with the lenders for the Mondrian South Beach loan, the joint venture agreed that these payables, many of which are currently contested or under dispute, will not be paid from operating funds but only from tax abatements and settlements of certain lawsuits. In the event funds from tax abatements and settlements of lawsuits are insufficient to repay these amounts in a timely manner, the Company and its joint venture partner are required to fund the shortfall amounts.

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

Ames. On April 26, 2013, the joint venture closed on a new loan agreement with the mortgage lenders that provides for a reduction of the mortgage debt and an extension of maturity in return for a cash paydown. The Company did not contribute to the cash paydown and instead entered into an agreement with its joint venture partner pursuant to which, among other things, (1) the Company assigned its equity interests in the joint venture to its joint venture partner, (2) the Company agreed to give its joint venture partner the right to terminate its management agreement upon 60 days prior notice in return for a $1.8 million termination fee, and (3) a creditworthy affiliate of the Company’s joint venture partner has assumed all or a portion of the Company’s liability with respect to historic tax credit guaranties, with the Company’s liability for any tax credit guaranties capped, in any event, at $3.0 million in the aggregate.

The potential liability for historic tax credit guaranties relates to approximately $16.9 million of federal and state historic rehabilitation tax credits that Ames qualified for at the time of its development. The Company and its joint venture partner were jointly and severally liable for certain federal historic tax credit recapture liabilities that, as of March 31, 2013, were estimated at approximately $10.7 million, of which the Company’s pro rata share was $3.3 million, but which is now assumed, in whole or in part, and in all cases capped at $3.0 million, pursuant to the Company’s agreement with its joint venture partner.

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

Litigations Regarding Mondrian SoHo

On January 16, 2013, German American Capital Corporation, the lender for the mortgage loans on Mondrian SoHo (“GACC” or the “lender”), filed a complaint in the Supreme Court of the State of New York, County of New York against Sochin Downtown Realty, LLC, the joint venture that owns Mondrian SoHo (“Sochin JV”), Morgans Hotel Group Management LLC, the manager for the hotel (the “manager”), Morgans Group LLC, Happy Bar LLC and MGMT LLC, seeking foreclosure including, among other things, the sale of the mortgaged property free and clear of the management agreement, entered into on June 27, 2007, as amended on July 30, 2010, between Sochin JV and the manager. According to the complaint, Sochin JV defaulted by failing to repay the approximately $217 million outstanding on the loans when they became due on November 15, 2012. Cape Advisors Inc. indirectly owns 80% of the equity interest in Sochin JV and Morgans Group LLC indirectly owns the remaining 20% equity interest.

On March 11, 2013 the Company moved to dismiss the lender’s complaint on the grounds that, among other things, the Company’s management agreement is not terminable upon a foreclosure. On April 2, 2013, the lender opposed the Company’s motion to dismiss and moved for summary judgment. Both motions are currently pending. The Company intends to vigorously defend its rights, including to continue managing the property under its management agreement and related agreements. However, it is not possible to predict the outcome of the lawsuit.

On February 25, 2013, Sochin JV filed a complaint in the Court of Chancery of the State of Delaware against Morgans Hotel Group Management LLC and Morgans Group LLC, seeking, among other things, a declaration that plaintiff properly terminated the management agreement for the hotel, injunctive relief, and an award of damages in an amount to be determined, but alleged to exceed $10 million, plus interest. The management agreement has an initial term of 10 years, with two 10-year renewals, subject to certain conditions. The complaint alleges, among other things, mismanagement of the hotel and breach of the management agreement by the manager. The plaintiff also purports to terminate the management agreement under alleged agency principles. The suit was initiated on behalf of Sochin JV by Cape Soho Holdings, LLC, the Company’s joint venture partner. On April 8, 2013, the Company moved to dismiss the complaint, and that motion is pending. The Company intends to vigorously defend our rights, including to continue managing the property under its management agreement and related agreements. However, it is not possible to predict the outcome of the lawsuit.

On April 30, 2013, the Company filed a lawsuit against the majority member of Sochin JV’s parent and its affiliate in New York Supreme Court for damages based on the wrongful attempted termination of the management agreement, defamation, and breach of fiduciary and other obligations under the parties’ joint venture agreement.

Litigations Regarding 2013 Deleveraging Transaction

On April 1, 2013, director Jason Taubman Kalisman (“Kalisman”) filed in the Delaware Chancery Court a purported derivative action on behalf of the Company against the seven other current members of the Company’s Board of Directors (the “Director Defendants”) and various third-parties associated with The Yucaipa Companies LLC (the “Yucaipa Defendants”). On April 4, 2013, OTK Associates, LLC (“OTK”), a stockholder of the Company, filed a motion to intervene as a plaintiff in the Kalisman action. On April 12, 2013, Kalisman and OTK moved for leave to file an amended and supplemental complaint (the “Amended Complaint”), which the court granted on April 16, 2013.

The Amended Complaint purports to assert claims, both directly and derivatively on behalf of the Company, against the Director Defendants, the Yucaipa Defendants and the Company. The nine claims alleged in the Amended Complaint arise primarily from the Board of Directors’ approval on March 30, 2013 of the 2013 Deleveraging Transaction that were previously announced by the Company and described in a Form 8-K filed by the Company on April 1, 2013 with the Securities Exchange Commission. Among other things, plaintiffs allege that (a) the Director Defendants breached their fiduciary duties through various actions purportedly taken in connection with their approval of the 2013 Deleveraging Transaction, including supposedly failing to provide Kalisman with adequate notice of the meeting to approve the 2013 Deleveraging Transaction, creating an allegedly unauthorized sub-committee of the Special Transaction Committee that excluded Kalisman and recommending the 2013 Deleveraging Transaction to the Board, and allegedly “accelerating” approval of the 2013 Deleveraging Transaction, “delaying” the 2013 Annual Meeting of Stockholders (the “Annual Meeting”) and “resetting the record date” for the Annual Meeting for the purported purpose of disrupting the “proxy contest launched by OTK” and failing to hold an annual meeting within thirteen months of the prior meeting; (b) the Director Defendants breached their fiduciary duties by approving the 2013 Deleveraging Transaction which did not reflect either a fair price or a fair process; (c) certain of the Yucaipa Defendants breached fiduciary duties owed to the Company and stockholders by “orchestrating” the approval of the 2013 Deleveraging Transaction and “delaying” the Annual Meeting and the record date and other Yucaipa Defendants “aided” and “abetted” the breach of fiduciary duties by the Director Defendants and certain of the other Yucaipa Defendants; and (d) the Company breached its duty to provide Kalisman with access to information requested in his position as a Company director. The Amended Complaint seeks various forms of relief, including enjoining the 2013 Deleveraging Transaction, invalidating the Board of Directors’ approval of the 2013 Deleveraging Transaction and its decision to reschedule the Annual Meeting and reset the record date for the Annual Meeting and awarding the Company damages in an unspecified amount.

Plaintiffs Kalisman and OTK have moved for a preliminary injunction order to enjoin defendants from (a) postponing the previously scheduled May 15, 2013 date for the Annual Meeting and the related record date of March 22, 2013 and (b) implementing the 2013 Deleveraging Transaction. The Court has scheduled a hearing on plaintiffs’ motion for May 13, 2013. It is not possible to predict the outcome of the lawsuit, including its potential impact on the timing and outcome of the 2013 Deleveraging Transaction.

8. Omnibus Stock Incentive Plan

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

On February 28, 2013, the Compensation Committee of the Board of Directors of the Company issued an aggregate of 974,276 RSUs to the Company’s executive officers and employees under the Second Amended 2007 Incentive Plan. All grants vest one-third of the amount granted on each of the first three anniversaries of the grant date so long as the recipient continues to be an eligible participant. The estimated fair value of each such RSU granted was based on the closing price of the Company’s common stock on the grant date.

A summary of stock-based incentive awards as of March 31, 2013 is as follows (in units, or shares, as applicable):

	Restricted Stock Units	LTIP Units	Stock Options
Outstanding as of January 1, 2013	648,894	1,141,856	1,924,740
Granted during 2013	974,276	—	—
Distributed/exercised during 2013	(93,712)	—	—
Forfeited during 2013	(8,133)	—	(500,000)

Outstanding as of March 31, 2013	1,521,325	1,141,856	1,424,740

Vested as of March 31, 2013	223,659	1,018,967	1,124,740

As of March 31, 2013 and December 31, 2012, there were approximately $7.9 million and $4.1 million, respectively, of total unrecognized compensation costs related to unvested RSUs, LTIP Units and options. As of March 31, 2013, the weighted-average period over which this unrecognized compensation expense will be recorded is approximately 1.3 years.

Total stock compensation expense related to RSUs, LTIP Units and options, which is included in corporate expenses on the accompanying consolidated statements of comprehensive loss, was $0.9 million and $1.1 million for the three months ended March 31, 2013 and 2012, respectively.

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

As the Company has the ability to settle the vested OPP LTIP Units with cash, these Awards are not considered to be indexed to the Company’s stock price and must be accounted for as liabilities at fair value. As of March 31, 2013, the fair value of the OPP LTIP Units were approximately $0.7 million and compensation expense relating to these OPP LTIP Units is being recorded over the vesting period. The fair value of the OPP LTIP Units were estimated on the date of grant using the following assumptions in the Monte-Carlo valuation: expected price volatility for the Company’s stock of 50%; a risk free rate of 1.46%; and no dividend payments over the measurement period. The fair value of the OPP LTIP Units were estimated on March 31, 2013 using the following assumptions in the Monte-Carlo valuation: expected price volatility for the Company’s stock of 50%; a risk free rate of 0.31%; and no dividend payments over the measurement period.

Total stock compensation expense related to the OPP LTIP Units, which is included in corporate expenses on the accompanying consolidated statements of comprehensive loss, was immaterial for the three months ended March 31, 2013 and 2012, respectively.

9. Preferred Securities and Warrants

On October 15, 2009, the Company entered into a Securities Purchase Agreement with the Yucaipa Investors. Under the agreement, the Company issued and sold to the Yucaipa Investors (i) $75.0 million of preferred stock comprised of 75,000 shares of the Company’s Series A preferred securities, $1,000 liquidation preference per share, and (ii) warrants to purchase 12,500,000 shares of the Company’s common stock at an exercise price of $6.00 per share, or the Yucaipa Warrants.

The Series A preferred securities have an 8% dividend rate through October 15, 2014, a 10% dividend rate from October 15, 2014 to October 15, 2016, and a 20% dividend rate thereafter. The Company has the option to accrue any and all dividend payments. The cumulative unpaid dividends have a dividend rate equal to the dividend rate on the Series A preferred securities. As of March 31, 2013, the Company had undeclared and unpaid dividends of $24.0 million.

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

The initial carrying value of the Series A preferred securities was recorded at its net present value less costs to issue on the date of issuance. The carrying value will be periodically adjusted for accretion of the discount. As of March 31, 2013, the value of the preferred securities was $58.7 million, which includes cumulative accretion of $10.7 million.

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

On April 21, 2010, the Company entered into a Waiver Agreement with the Yucaipa Investors, pursuant to which the Yucaipa Investors were permitted to purchase up to $88 million in aggregate principal amount of the Convertible Notes within six months of April 21, 2010 and subject to the limitations and conditions set forth therein. From April 21, 2010 to July 21, 2010, the Yucaipa Investors purchased $88 million of the Convertible Notes from third parties. In the event a Yucaipa Investor proposes to sell Convertible Notes at a time when the market price of a share of the Company’s common stock exceeds the then effective conversion price of the Convertible Notes, the Company is granted certain rights of first refusal for the purchase of the same from the Yucaipa Investors. In the event a Yucaipa Investor proposes to sell Convertible Notes at a time when the market price of a share of the Company’s common stock is equal to or less than the then effective conversion price of the Convertible Notes, the Company is granted certain rights of first offer to purchase the same from the Yucaipa Investors.

Upon the closing of the 2013 Deleveraging Transaction, the Series A preferred securities, including accrued and unpaid dividends, the $88 million of Convertible Notes held by the Yucaipa Investors, and the Yucaipa Warrants will be surrendered to the Company for cancellation. In addition, Yucaipa will have the right to appoint two nominees to the Board, or for so long as Yucaipa and certain of its subsidiaries collectively beneficially own at least 30% of the outstanding shares of the Company’s common stock, three nominees to the Board, subject to certain conditions. Yucaipa’s governance rights pursuant to the October 2009 Yucaipa transaction will no longer be applicable upon closing of the 2013 Deleveraging Transaction.

10. Related Party Transactions

The Company earned management fees, chain services fees and fees for certain technical services and has receivables from hotels it owns through investments in unconsolidated joint ventures. These fees totaled approximately $2.1 million and $2.1 million for the three months ended March 31, 2013 and 2012, respectively.

As of March 31, 2013 and December 31, 2012, the Company had receivables from these affiliates, net of a reclassification of assets held for sale and discontinued operations, of approximately $5.2 million and $5.7 million, respectively, which are included in related party receivables on the accompanying consolidated balance sheets.

As of March 31, 2013 and December 31, 2012, the TLG Promissory Notes due to Messrs. Sasson and Masi had aggregate fair values of approximately $18.0 million and $17.9 million, respectively, as discussed in note 6, which are included in debt and capital lease obligations on the accompanying consolidated balance sheets. During the three months ended March 31, 2013 and 2012, the Company recorded $0.3 million and $0.4 million, respectively, of interest expense related to the TLG Promissory Notes. As part of the 2013 Deleveraging Transaction, Yucaipa will assume the Company’s obligations under the TLG Promissory Notes at closing, which is currently expected to occur in the second quarter of 2013.

TLG has entered into an agreement to manage Light, a nightclub at Mandalay Bay, to be owned by a venture that includes Yucaipa and Andrew Sasson, a member of the Company’s Board of Directors. Light is expected to open in the second quarter of 2013. The Company has not incurred any expenses related to Light.

11. Deferred Gain on Asset Sales

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

In accordance with ASC 360-20, Property, Plant and Equipment, Real Estate Sales, the Company evaluated its accounting for the gain on sales, noting that the Company continues to have significant continuing involvement in the hotels as a result of long-term management agreements and shares in risks and rewards of ownership. The Company recorded deferred gains of approximately $152.4 million related to the sales of Royalton, Morgans, Mondrian Los Angeles, and the Company’s equity interests in Morgans Europe, which are deferred and recognized over the initial term of the related management agreements.

12. Discontinued Operations

On March 30, 2013, the Company’s Board of Directors approved the 2013 Deleveraging Transaction which included sale of TLG and the Company’s subsidiary that holds three Las Vegas restaurant leases to Yucaipa, as discussed in note 1.

The Company has reclassified the individual assets and liabilities to the appropriate discontinued operations line items on its March 31, 2013 and December 31, 2012 balance sheets. Additionally, the Company reclassified the TLG and the Company’s subsidiary that holds such restaurant leases results of operations and cash flows to discontinued operations on the Company’s statements of comprehensive loss and cash flows.

The following sets forth the discontinued operations for the three months ended March 31, 2013 and 2012, related to the Company’s discontinued operations (in thousands):

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Operating revenues	$4,970	$2,466
Operating expenses	(2,983)	(312)
Interest expense	(546)	(364)
Depreciation and amortization expense	(1,461)	(1,477)
Other non operating expenses	(70)	—
Net loss attributable to noncontrolling interest	(231)	(243)

(Loss) income from discontinued operations	$(321)	$70

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those set forth under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

The historical financial data presented herein as of March 31, 2013 is the historical financial data for:

•

our three hotels that we own and manage (“Owned Hotels”), consisting, as of March 31, 2013, of Hudson in New York, Delano South Beach in Miami Beach, and Clift in San Francisco (which we lease under a long-term lease that is treated as a financing), comprising approximately 1,400 rooms;

•

our wholly-owned food and beverage operations (“Owned F&B Operations”), consisting, as of March 31, 2013, of the food and beverage operations located at our Owned Hotels, certain food and beverage operations located at Sanderson and St Martins Lane, both in London, and three restaurants at Mandalay Bay in Las Vegas for which we acquired the leasehold interests in August 2012;

•

four hotels that we partially own and manage pursuant to long-term management agreements (“Joint Venture Hotels”), consisting, as of March 31, 2013, of Mondrian South Beach in Miami Beach, Shore Club in Miami Beach, Ames in Boston and Mondrian SoHo in New York, comprising approximately 1,015 rooms;

•

our seven hotels that we manage pursuant to long-term management agreements with no ownership interest (“Managed Hotels”), consisting, as of March 31, 2013, of Royalton and Morgans in New York, Mondrian in Los Angeles, Sanderson and St Martins Lane in London, Delano Marrakech in Morocco, and Hotel Las Palapas in Playa del Carmen, Mexico, comprising approximately 1,025 rooms;

•

our 90% controlling interest in TLG Acquisition LLC (“TLG Acquisition”, and together with its subsidiaries, collectively, “TLG”), which owns and operates certain locations of the Company’s nightclub and food and beverage management business. TLG develops, redevelops and operates numerous venues primarily in Las Vegas pursuant to management agreements with MGM, including nightclubs, restaurants, pool lounges and bars;

•

our investment in unconsolidated food and beverage operations (“F&B Venture”), consisting, as of March 31, 2013, of certain food and beverage operations located at Mondrian South Beach in Miami Beach; and

•	our investments in hotels under development and other proposed properties.

On March 30, 2013, our Board of Directors approved the 2013 Deleveraging Transaction, defined and discussed below in “—Recent Developments”, which included the sale to affiliates of The Yucaipa Companies of our subsidiary that owns Delano South Beach, TLG, and our subsidiary that holds the three restaurant leases in Las Vegas. Therefore, our subsidiary that owns Delano South Beach is presented as assets held for sale on the accompanying consolidated balance sheets, as we will have continuing involvement with Delano South Beach through a long-term management agreement following the closing of the 2013 Deleveraging Transaction. We have presented the operations of TLG and our subsidiary that holds such Las Vegas restaurant leases as discontinued operations in the accompanying consolidated financial statements, as we will have no continuing involvement with these entities following the closing of the 2013 Deleveraging Transaction.

As of March 31, 2013, we had four Joint Venture Hotels and seven Managed Hotels, all of which we manage pursuant to long-term management agreements. In March 2013, we entered into an agreement with the owner of Hotel Las Palapas to terminate our management agreement effective April 1, 2013 in exchange for a termination payment of approximately $0.5 million.

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

TLG’s management agreements may be subject to early termination in specified circumstances. For example, the management agreements generally contain, among other covenants, a performance test that stipulates a minimum level of operating performance, and restrictions as to certain requirements of suitability, capacity, compliance with laws and material terms, financial stability, and certain of the management agreements require that certain named representatives must remain employed by or under contract to TLG.

Several of our hotels are also subject to mortgage and mezzanine debt, and in some instances our management fee is subordinated to the debt, and our management agreements may be terminated by the lenders on foreclosure or certain other related events. For example, the mortgage debt secured by Ames matured in October 2012 and the mortgage lender served the joint venture with a notice of event of default stating that the nonrecourse mortgage refinancing on the property was not repaid when it matured. On April 26, 2013, the joint venture closed on a new loan agreement with the mortgage lenders that provides for a reduction of the mortgage debt and an extension of maturity in return for a cash paydown. We did not contribute to the cash paydown and instead entered into an agreement with our joint venture partner pursuant to which, among other things, (1) we assigned our equity interests in the joint venture to our joint venture partner, (2) we agreed to give our joint venture partner the right to terminate our management agreement upon 60 days prior notice in return for a $1.8 million termination fee, and (3) a credit-worthy affiliate of our joint venture partner has assumed all or a portion of our liability with respect to historic tax credit guaranties, with our liability for any tax credit guaranties capped, in any event, at $3.0 million in the aggregate. We are currently discussing with our joint venture partner various opportunities for us to contribute to the success of Ames within our system of hotels. However, there can be no assurances as to our future relationship with Ames.

Additionally, the mortgage debt secured by Mondrian SoHo matured in November 2012, and in January 2013, the lender initiated foreclosure proceedings seeking, among other things, the ability to sell the property free and clear of our management agreement. We moved to dismiss the lender’s complaint on the grounds that, among other things, our management agreement is not terminable upon a foreclosure. The lender opposed our motion to dismiss and moved for summary judgment. Both motions are currently pending. We intend to continue to vigorously defend our rights to manage the property under our management agreement and related agreements, but we cannot assure you that we will be successful. In February 2013, the owner of Mondrian SoHo, a joint venture in which Morgans Group owns a 20% equity interest, gave notice purporting to terminate our subsidiary as manager of the hotel. It also filed a lawsuit against us seeking termination of the management agreement on the same grounds. We believe we have the right to continue to manage the hotel following a foreclosure, subject to certain circumstances, and we intend to continue to vigorously defend our rights to manage the property under our management agreement and related agreements, but we cannot assure you that we will be successful. On April 30, 2013, we filed a lawsuit against our joint venture partner and parent in New York Supreme Court for damages based on the wrongful attempted termination of the management agreement, defamation, and breach of fiduciary and other obligations under the parties’ joint venture agreement.

In March 2010, the lender for the Shore Club mortgage initiated foreclosure proceedings against the property in U.S. federal district court. In October 2010, the federal court dismissed the case for lack of jurisdiction. In November 2010, the lender initiated foreclosure proceedings in state court and a bench trial took place in June 2012 during which the trial court granted a default ruling of foreclosure. Entry of the trial court’s foreclosure judgment remains delayed by appellate proceedings relating to a motion to disqualify the trial judge and certain other trial court rulings. In the event the foreclosure judgment is subsequently entered, further appellate proceedings could delay the judgment from taking effect. We have operated and expect to continue to operate the hotel pursuant to the management agreement during the pendency of these proceedings. However, there can be no assurances as to whether or when a foreclosure sale may take place, or whether we will continue to operate the hotel in the event there is a foreclosure.

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

•

Food and beverage revenue. Most of our food and beverage revenue is driven by occupancy of our hotels and the popularity of our bars and restaurants with our local customers. Additionally, we record or will record revenue and related expenses at the three restaurants at Mandalay Bay in Las Vegas for which we acquired the leasehold interest in August 2012. As of March 31, 2013, two of these restaurants were open.

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

Renovations at our hotels can have a significant impact on our revenues. For example, our guestroom and corridor renovations at Hudson, which began in the fourth quarter of 2011 and were completed in late 2012, had a material impact on our operating results during the year ended December 31, 2012.

The seasonal nature of the hospitality business can also impact revenues. For example, our Miami hotels are generally strongest in the first quarter, whereas our New York hotels are generally strongest in the fourth quarter. However, prevailing economic conditions can cause fluctuations which impact seasonality. For example, given the recent global economic downturn and subsequent recovery, the impact of seasonality was not as significant as in prior periods and may remain less pronounced depending on the timing and strength of the economic recovery.

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

•

Gain on asset sales. We recorded deferred gains related to the sales of Royalton, Morgans, Mondrian Los Angeles, and our ownership interests in Sanderson and St Martins Lane, as discussed in note 12 of our consolidated financial statements. As we have significant continuing involvement with these hotels through long-term management agreements, the gains on sales are deferred and recognized over the initial term of the related management agreement.

•

Other non-operating expenses include costs associated with discontinued operations and previously owned hotels, both consolidated and unconsolidated, transaction costs related to business acquisitions, changes in the fair value of debt and equity instruments, miscellaneous litigation and settlement costs and other expenses that relate to our financing and investing activities.

•

Income tax expense (benefit). All of our foreign subsidiaries are subject to local jurisdiction corporate income taxes. Income tax expense is reported at the applicable rate for the periods presented. We are subject to Federal and state income taxes. Income taxes for the three months ended March 31, 2013 and 2012 were computed using our calculated effective tax rate. We also recorded net deferred taxes related to cumulative differences in the basis recorded for certain assets and liabilities. We established a reserve on the deferred tax assets based on the ability to utilize net operating loss carryforwards.

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

•

(Loss) income from discontinued operations, net of tax. On March 30, 2013, our Board of Directors approved the 2013 Deleveraging Transaction which includes the sale of TLG and our subsidiary that owns three Las Vegas restaurant leases to Yucaipa, as defined below, which is expected to close during the second quarter of 2013, as discussed below. As such, we have presented the operations of TLG and our subsidiary that owns such Las Vegas restaurant leases in the (loss) income from discontinued operations, net of tax, on the accompanying consolidated statements of loss, as we will have no continuing involvement with these entities following closing of the 2013 Deleveraging Transactions.

•

Preferred stock dividends and accretion. Dividends attributable to our outstanding preferred stock and the accretion of the fair value discount on the issuance of the Series A preferred securities are reflected as adjustments to our net loss to arrive at net loss attributable to common stockholders, as discussed in note 9 of our consolidated financial statements.

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

Recent Trends and Developments

Recent Trends. Lodging demand and revenues are primarily driven by growth in GDP, business investment and employment growth, which were depressed during an extremely difficult recessionary period in late 2008 and 2009. Beginning in 2010, the outlook for the U.S. and global economies began improving and that improvement has continued through the first quarter of 2013. However, as a result of the current European economic crisis and slow domestic growth, the outlook for the global economy remains uncertain. To date, the economic recovery has not been particularly robust, as spending by businesses and consumers remains restrained, and there are still several trends which make our performance difficult to forecast, including shorter booking lead times at our hotels.

The pace of new lodging supply has increased over the past several years as many projects initiated before the economic downturn came to fruition and new projects were commenced as the economy recovered. For example, we witnessed new competitive luxury and boutique properties opening between 2008 and 2013 in some of our markets, particularly in New York, Miami, and London which have impacted our performance in these markets and may continue to do so.

Our operating results for the first quarter of 2013 were strong as we continue to focus on market share and margin improvement. RevPAR at our System-Wide Comparable Hotels which includes all Morgans Hotel Group branded hotels with the exception of Hudson, which was under renovation during 2012, and Delano Marrakech, which opened in September 2012, increased by 17.0% in actual dollars, or 17.2% in constant dollars, in the first quarter of 2013 from the comparable period in 2012. RevPAR for System-Wide Comparable Hotels located in the United States increased 19.2% during the first quarter of 2013 as compared to the same period in 2012. RevPAR from System-Wide Comparable Hotels in the Northeastern United States, which consists of Morgans, Royalton, Mondrian SoHo and Ames, increased by 21.8% in the first quarter of 2013 as compared to the same period in 2012, driven primarily by a 20.2% increase in occupancy. The region experienced strong trends throughout the quarter which allowed us to successfully execute our strategy to grow occupancy during the seasonably slowest period of the year. RevPAR at Hudson, our non-comparable hotel in New York City, increased by 38.7% and with 32 new hotel rooms that opened during the quarter, room revenues increased 42.5% during the first quarter of 2013 as compared to the same period in 2012. Hudson’s strong operating performance was also positively impacted by the February 2013 opening of its new restaurant, Hudson Common, a modern-day beer hall and burger joint featuring a wide selection of local craft beers, inventive preparations of classic American fare and soda shop-inspired specialty cocktails. RevPAR from System-Wide Comparable Hotels in Miami increased 22.3% in the first quarter of 2013 as compared to the same period in 2012, driven by a 13.5% increase in occupancy. Our fee-owned Miami hotel, Delano South Beach, generated a 19.5% increase in RevPAR driven equally by a 9.7% increase in occupancy and an 8.9% increase in ADR during the first quarter of 2013 as compared to the same period in 2012. Our two West Coast hotels generated 13.1% RevPAR growth in the first quarter of 2013 as compared to the same period in 2012, led by Mondrian Los Angeles. In London, RevPAR increased by 5.6%, or 6.8% in constant dollars, during the first quarter of 2013, despite the difficult economic climate in Europe.

Recent Developments.

2013 Deleveraging Transaction. On March 30, 2013, we and certain of our subsidiaries entered into an exchange agreement, a backstop agreement, a purchase agreement and various other definitive agreements with one or more affiliates of The Yucaipa Companies, including Yucaipa American Alliance Fund II, L.P., Yucaipa American Alliance (Parallel) Fund II, L.P. (together with Yucaipa American Alliance Fund II, L.P., the “Yucaipa Investors”) and a wholly-owned subsidiary of the Yucaipa Investors, as described below. The Yucaipa Companies, the Yucaipa Investors and their affiliates are referred to collectively as “Yucaipa.” Ronald W. Burkle, a member of our Board of Directors, is managing partner and founder of The Yucaipa Companies.

At the concurrent closings of the transactions contemplated by these agreements (collectively, the “2013 Deleveraging Transaction”):

•

we will transfer to Yucaipa our 100% ownership interest in our subsidiary that owns Delano South Beach in Miami Beach and all of our ownership interest in TLG; and through Morgans Hotel Group Management LLC, our subsidiary (“Morgans Management”), we will enter into a long-term management agreement to manage Delano South Beach for a term of 20 years, with one 10-year extension option at Morgans Management’s option, subject to satisfaction of certain performance requirements;

•

Yucaipa will surrender to us for cancellation (1) warrants to purchase a total of 12,500,000 shares of our common stock (the “Yucaipa Warrants”), (2) 75,000 shares of our outstanding Series A preferred securities, including accrued and unpaid dividends, (3) $88 million principal amount of our outstanding 2.375% senior subordinated convertible notes (the “Convertible Notes”), and (4) certain consent rights Yucaipa has over certain major decisions;

•	Yucaipa will assume $18 million in principal amount of promissory notes issued by us in connection with the acquisition of our interest in TLG (the “TLG Promissory Notes”);

•

we will transfer to Yucaipa our membership interests in MB Las Vegas Holdings LLC, which holds leasehold interests in three restaurants in Las Vegas, and Yucaipa will cause to be paid $6.5 million to us and will pay to, or on behalf of, us our remaining note obligations with respect to the acquisition of such leaseholds (the “Restaurant Lease Note”);

•	the existing governance rights of Yucaipa and their affiliates with respect to us will be modified to provide for additional board representation rights;

•	we will consummate the Rights Offering, as defined below; and

•

we will enter into an amendment to our Amended and Restated Stockholder Protection Rights Agreement, dated as of October 1, 2009, as amended (the “Rights Plan”) in connection with the transactions contemplated by the exchange agreement and the backstop agreement to increase the limit applicable to the beneficial ownership of our share of common stock by Yucaipa and their subsidiaries. See our Form 8-K filed on April 1, 2013 for additional details.

Also, Yucaipa has agreed to certain standstill provisions, as described in our Form 8-K filed on April 1, 2013. No vote of our stockholders will be required to approve any of the foregoing transactions.

Rights Offering. To raise aggregate gross proceeds of approximately $100 million, we will offer 16,666,666 shares of our common stock at a price of $6.00 per share in a public rights offering (the “Rights Offering”) to our existing stockholders and holders of non-managing membership interests in its operating company subsidiary; and any shares not subscribed for in the Rights Offering will be issued by us to Yucaipa (without any fee or discount) pursuant to a related backstop agreement in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, but with registration rights.

Each eligible holder of our common stock and each holder of non-managing membership interests in our operating company subsidiary (including transferees) as of the Rights Offering record date will be entitled to subscribe for and purchase (1) such holder’s pro rata portion of the rights offering shares under its basic subscription right and (2) pursuant to an over-subscription privilege, additional Rights Offering shares, up to a maximum of 50% of the shares which such holder is entitled to purchase under such basic subscription right, to the extent that holders of rights do not subscribe for and purchase all of the offered shares available under their basic subscription right, subject to applicable limits set forth in the Rights Plan.

No backstop fee will be payable or discount available to Yucaipa pursuant to the backstop agreement, but we will reimburse Yucaipa for up to $250,000 of out-of-pocket third-party fees and expenses incurred by it in connection with the transactions contemplated by the backstop agreement.

The proceeds of the Rights Offering, together with the $6.5 million in cash received as part of the exchange portion of the 2013 Deleveraging Transaction, will be used to repay amounts outstanding under the our credit facility secured by Delano South Beach, which had $25.0 million outstanding as of March 31, 2013, and fund our $10 million key money obligation for Mondrian at Baha Mar in The Bahamas, which is secured by a related letter of credit, and the remaining $65.0 million will be used to fund expansion of the business and for general corporate purposes.

Closing Conditions; Termination; and Other Provisions. The closing of the 2013 Deleveraging Transaction is conditioned on the satisfaction of customary closing conditions and on the concurrent closings under the exchange agreement, the backstop agreement and the Delano purchase agreement. In addition, the Delano purchase agreement includes a condition that Deutsche Bank AG New York Branch shall not have failed to fund a $100 million mortgage loan on Delano South Beach in accordance with its commitment letter because of the occurrence of a material casualty event at Delano South Beach or the inaccuracy of certain representations and warranties. In the event the sale of Delano South Beach, as contemplated by the Delano purchase agreement, is not consummated due to the purchaser’s default, we will have the right to Liquidated Damages, as described below. Subject to the satisfaction of closing conditions, the foregoing transactions are currently expected to be consummated in the second quarter of 2013. However, we cannot provide any assurance that pending litigation with respect to these transactions will not negatively impact the timing of these transactions. See “Part II – Item 1. Legal Proceedings – Litigations Regarding 2013 Deleveraging Transaction.”

Each of the exchange agreement and backstop agreement may be terminated either by us or Yucaipa, as applicable, if, among other termination events, the other party breaches such agreements in certain material respects or the closings under the applicable agreement do not occur on or before June 15, 2013, subject to day-by-day extensions, not to extend past July 15, 2013, in the event the parties are restrained or enjoined. In addition, Yucaipa may terminate the exchange agreement if our Board of Directors, the Special Transaction Committee that was formed in connection with our consideration of the 2013 Deleveraging Transaction and various alternatives, or any other committee of our Board of Directors withdraws or modifies, or proposes publicly to withdraw or modify, in a manner adverse to Yucaipa, the approval of the transactions contemplated by the exchange agreement, or any of the foregoing resolves to take any of the foregoing actions. Similarly, the backstop agreement may be terminated either by us or Yucaipa if, among other termination events, the Special Transaction Committee recommends to the Board that we consummate an alternative transaction that in the judgment of the Special Transaction Committee would be more advantageous for us than the Rights Offering and the Board approves such recommendation.

In the event (1) we terminate the exchange agreement or backstop agreement following specified breaches by Yucaipa or (2) the sale of Delano South Beach is not consummated due to the purchaser’s default, we will in each case have the right to cancel Series A preferred securities held by Yucaipa having a liquidation preference plus accumulated unpaid dividends to the date of cancellation equal to $25.0 million and such cancellation will be our sole and exclusive remedy for any such breaches or default (“Liquidated Damages”).

A termination fee in the amount of $9,000,000 is payable by us to the Yucaipa Parties in the event that (1) either we or Yucaipa terminate the backstop agreement because the Special Transaction Committee recommends an alternative transaction that the Special Transaction Committee determines would be more advantageous for us than the Rights Offering and the Board of Directors approves such recommendation or (2) Yucaipa terminates the exchange agreement because our Board of Directors or the Special Transaction Committee or any other committee of our Board of Directors withdraws or modifies, or proposes publicly to withdraw or modify, in a manner adverse to Yucaipa, the approval of the exchange agreement or the transactions contemplated by the exchange agreement, or any of the foregoing resolves to take any of the foregoing actions. The payment of such termination fee will be Yucaipa’s sole and exclusive remedy for any such events or breaches.

See our Form 8-K filed on April 1, 2013 for additional details.

Hotel Las Palapas. In March 2013, we entered into an agreement with the owner of Hotel Las Palapas to terminate our management agreement effective March 31, 2013 in exchange for a termination payment of approximately $0.5 million.

Ames. On April 26, 2013, the Ames joint venture closed on a new loan agreement with the mortgage lenders that provides for a reduction of the mortgage debt and an extension of maturity in return for a cash paydown. We did not contribute to the cash paydown and instead entered into an agreement with our joint venture partner pursuant to which, among other things, (1) we assigned our equity interests in the joint venture to our joint venture partner, (2) we agreed to give our joint venture partner the right to terminate our management agreement upon 60 days prior notice in return for a $1.8 million termination fee, and (3) a credit-worthy affiliate of our joint venture partner has assumed all or a portion of our liability with respect to historic tax credit guaranties, with our liability for any tax credit guaranties capped, in any event, at $3.0 million in the aggregate. We are currently discussing with our joint venture partner various opportunities for us to contribute to the success of Ames within our system of hotels. However, there can be no assurances as to our future relationship with Ames.

Operating Results

Comparison of Three Months Ended March 31, 2013 to Three Months Ended March 31, 2012

The following table presents our operating results for the three months ended March 31, 2013 and 2012, including the amount and percentage change in these results between the two periods. The consolidated operating results for the three months ended March 31, 2013 are comparable to the consolidated operating results for the year three months ended March 31, 2012, with the exception the opening of Delano Marrakech in September 2012. The consolidated operating results are as follows:

	Three Months Ended
	March 31, 2013	March 31, 2012	Changes ($)	Changes (%)
	(Dollars in thousands)
Revenues:
Rooms	$25,899	$20,876	$5,023	24.1%
Food and beverage	16,437	15,099	1,338	8.9
Other hotel	1,116	1,261	(145)	(11.5)

Total hotel revenues	43,452	37,236	6,216	16.7
Management fee-related parties and other income	4,229	3,593	636	17.7

Total revenues	47,681	40,829	6,852	16.8

Operating Costs and Expenses:
Rooms	9,004	7,666	1,338	17.5
Food and beverage	12,069	12,730	(661)	(5.2)
Other departmental	822	907	(85)	(9.4)
Hotel selling, general and administrative	10,003	9,486	517	5.5
Property taxes, insurance and other	3,974	3,953	21	0.5

Total hotel operating expenses	35,872	34,742	1,130	3.3
Corporate expenses, including stock compensation	7,031	7,364	(333)	(4.5)
Depreciation and amortization	5,180	4,236	944	22.3
Restructuring and disposal costs	896	539	357	66.2
Development costs	820	1,668	(848)	(50.8)

Total operating costs and expenses	49,799	48,549	1,250	2.6

Operating loss	(2,118)	(7,720)	5,602	(72.6)
Interest expense, net	10,743	7,437	3,306	44.5
Equity in loss of unconsolidated joint venture	159	910	(751)	(82.5)
Gain on asset sales	(2,005)	(1,996)	(9)	(0.5)
Other non-operating expenses	228	543	(315)	(58.0)

Loss before income tax expense	(11,243)	(14,614)	3,371	(23.1)
Income tax expense	200	193	7	3.6

Net loss from continuing operations	(11,443)	(14,807)	3,364	(22.7)
(Loss) income from discontinued operations, net of tax	(321)	70	(391)	(1)

Net loss.	(11,764)	(14,737)	2,973	(20.2)
Net loss attributable to non controlling interest	347	456	(109)	(23.9)

Net loss attributable to Morgans Hotel Group Co.	(11,417)	(14,281)	2,864	(20.1)

Preferred stock dividends and accretion	(2,913)	(2,650)	(263)	9.9

Net loss attributable to common stockholders	$(14,330)	$(16,931)	$2,601	(15.4)%

(1)	Not meaningful.

Total Hotel Revenues. Total hotel revenues increased 16.7% to $43.5 million for the three months ended March 31, 2013 compared to $37.2 million for the three months ended March 31, 2012. This increase was primarily due to the impact of the renovations during 2012 at Delano South Beach and Hudson, which were underway during the first quarter of 2012, impacting operating results at these hotels. The components of RevPAR from our Owned Hotels, which consisted, as of March 31, 2013, of Hudson, Delano South Beach and Clift, for the three months ended March 31, 2013 and 2012 are summarized as follows:

	Three Months Ended
	March 31, 2013	March 31, 2012	Change ($)	Change (%)
Occupancy	78.5%	65.2%	—	21.8%
ADR	$256	$251	$5	1.9%
RevPAR	$201	$164	$37	22.6%

RevPAR from our Owned Hotels increased 22.6% to $201 for the three months ended March 31, 2013 compared to $164 for the three months ended March 31, 2012. During 2012, Delano South Beach was under renovation for the first quarter of the year, and Hudson was under a significant renovation for the entire year, which negatively impacted the operating results at these hotels in the prior year.

Rooms revenue increased 24.1% to $25.9 million for the three months ended March 31, 2013 compared to $20.9 million for the three months ended March 31, 2012. This increase was primarily due to strong operating trends in New York and Miami and the impact in 2012 of renovations at Delano South Beach and Hudson, discussed above, which were ongoing during the three months ended March 31, 2012.

Food and beverage revenue increased 8.9% to $16.4 million for the three months ended March 31, 2013 compared to $15.1 million for the three months ended March 31, 2012. This increase was primarily due to increases in the food and beverage revenues at Delano South Beach, where several food and beverage venues were closed for renovations for most of the first quarter of 2012.

Other hotel revenue decreased 11.5% to $1.1 million for the three months ended March 31, 2013 compared to $1.3 million for the three months ended March 31, 2012. This decrease was primarily due to the elimination, effective January 2012, of minibars at Hudson and the elimination of an internet connectivity fee charged to guests at Delano, effective February 2012.

Management Fee - Related Parties and Other Income. Management fee—related parties and other income increased by 17.7% to $4.2 million for the three months ended March 31, 2013 compared to $3.6 million for the three months ended March 31, 2012. Excluding one-time items, management fees increased by 8.7%. This increase was primarily attributable to increased fees associated with the management of our Managed Hotels, whose performance improved in the first quarter of 2013 as compared to the same period in 2012, as demonstrated by a 10.5% RevPAR increase at our comparable Managed Hotels, which includes Royalton, Morgans, Mondrian Los Angeles, Sanderson, and St Martins Lane, and excludes Delano Marrakech, which opened in September 2012, and Hotel Las Palapas, which is a non-Morgans Hotel Group hotel.

The components of RevPAR from such comparable Managed Hotels for the three months ended March 31, 2013 and 2012 are summarized as follows (in actual dollars):

	Three Months Ended
	March 31, 2013	March 31, 2012	Change ($)	Change (%)
Occupancy	79.0%	72.2%	—	9.4%
ADR	$298	$295	$3	1.0%
RevPAR	$235	$213	$22	10.5%

Operating Costs and Expenses

Rooms expense increased 17.5% to $9.0 million for the three months ended March 31, 2013 compared to $7.7 million for the three months ended March 31, 2012. This increase is consistent with the increase in rooms revenue, discussed above, and is primarily as a result of rooms out of service during the Hudson renovation work in 2012, which decreased rooms expense recognized during the three months ended March 31, 2012. All of Hudson’s rooms were renovated and back in service during the three months ended March 31, 2013.

Food and beverage expense decreased 5.2% to $12.1 million for the three months ended March 31, 2013 compared to $12.7 million for the three months ended March 31, 2012. This decrease was primarily due to the closure of the primary bar at Hudson in July 2012 for re-concepting and renovation, which is expected to be completed in the third quarter of 2013.

Other departmental expense decreased 9.4% to $0.8 million for the three months ended March 31, 2013 compared to $0.9 million for the three months ended March 31, 2012. This decrease was primarily the result of the decrease in other hotel revenue noted above.

Hotel selling, general and administrative expense increased 5.5% to $10.0 million for the three months ended March 31, 2013 compared to $9.5 million for the three months ended March 31, 2012. This increase was primarily due to increased occupancy at Hudson which resulted in increased heat, light and power and other related costs.

Property taxes, insurance and other expense was relatively flat with a slight increase of 0.5% to $4.0 million for the three months ended March 31, 2013 compared to $4.0 million for the three months ended March 31, 2012.

Corporate expenses, including stock compensation decreased 4.5% to $7.0 million for the three months ended March 31, 2013 compared to $7.4 million for the three months ended March 31, 2012. This decrease was primarily due to decreased stock compensation expense recognized during the three months ended March 31, 2013 due to the resignation of our former Executive Chairman in November 2012. Upon his resignation, all unvested stock awards were forfeited and we therefore no longer recognize stock compensation expense related to the forfeited awards.

Depreciation and amortization increased 22.3% to $5.2 million for the three months ended March 31, 2013 compared to $4.2 million for the three months ended March 31, 2012. This increase was primarily due to the increased depreciation related to the renovations which were completed at Delano South Beach and Hudson during 2012.

Restructuring and disposal costs increased 66.2% to $0.9 million for the three months ended March 31, 2013 compared to $0.5 million for the three months ended March 31, 2012. This increase was primarily due to costs incurred during the three months ended March 31, 2013 related to the 2013 Deleveraging Transaction.

Development costs decreased 50.8% to $0.8 million for the three months ended March 31, 2013 compared to $1.7 million for the three months ended March 31, 2012. This decrease was primarily due to pre-opening expenses incurred during the three months ended March 31, 2012 related to the re-launch of the renovated food and beverage venues at Delano South Beach.

Interest expense, net increased 44.5% to $10.7 million for the three months ended March 31, 2013 compared to $7.4 million for the three months ended March 31, 2012. This increase was primarily due to the refinancing of the Hudson mortgage debt in November 2012, which resulted in an increase in interest expense, and a lower balance outstanding on the Company’s revolving credit facility during the three months ended March 31, 2012, which resulted in lower interest expense during that period.

Equity in loss of unconsolidated joint ventures decreased 82.5% to $0.2 million for the three months ended March 31, 2013 compared to $0.9 million for the three months ended March 31, 2012. As a result of zero investment balances, we no longer record our share of equity in earnings or losses on a majority of our unconsolidated joint ventures, as we have written our investment balances down to zero due to impairments recorded in prior periods.

The components of RevPAR from our comparable Joint Venture Hotels for the three months ended March 31, 2013 and 2012, which includes Shore Club, Mondrian South Beach, Ames and Mondrian SoHo are summarized as follows:

	Three Months Ended
	March 31, 2013	March 31, 2012	Change ($)	Change (%)
Occupancy	84.9%	70.0%	—	21.2%
ADR	$311	$302	$9	2.9%
RevPAR	$264	$212	$52	24.8%

Gain on asset sales was relatively flat with a 0.5% increase to $2.0 million for the three months ended March 31, 2013 as compared to income of $2.0 million for the three months ended March 31, 2012. This income was related to the recognition of gains we recorded on the sales of Royalton, Morgans and Mondrian Los Angeles and our 50% ownership in the entity that owned Sanderson and St Martins Lane, all occurring in 2011. As we have significant continuing involvement with these hotels through long-term management agreements, the gains on sales are deferred and recognized over the initial term of the related management agreement.

Other non-operating expense decreased 58.0% to $0.2 million for the three months ended March 31, 2013 as compared to $0.5 million for the three months ended March 31, 2012. This decrease is primarily the result of non-operating expenses incurred during the three months ended March 31, 2012 related to our closing of the restaurant at Morgans and the related disposal of assets. The restaurant closed in late 2011 for re-concepting and renovation, and is expected to open in mid 2013.

Income tax expense (benefit) remained relatively flat at $0.2 million for the three months ended March 31, 2013 as compared to $0.2 million for the three months ended March 31, 2012.

(Loss) income from discontinued operations resulted in a loss of $0.3 million for the three months ended March 31, 2013 as compared to income of $0.1 million for the three months ended March 31, 2012. This decrease is primarily the result of start up costs incurred during the three months ended March 31, 2013 related to the newly opened restaurants related to the Las Vegas restaurant leases.

Liquidity and Capital Resources

As of March 31, 2013, we had approximately $6.3 million in cash and cash equivalents, and the amount of borrowings available under our revolving credit facility secured by Delano South Beach (the “Delano Credit Facility”) was $65.0, net of $25.0 million of outstanding borrowings and $10.0 million of posted letters of credit. As of March 31, 2013, total restricted cash held pursuant to certain debt or lease requirements was $19.0 million.

We intend to utilize our liquidity to repay outstanding debt and to fund growth and development efforts, renovations from time to time at existing Owned Hotels and Owned F&B Operations, infrastructure improvements, and for general corporate purposes.

We have both short-term and long-term liquidity requirements as described in more detail below.

Liquidity Requirements

Short-Term Liquidity Requirements. We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred by us or our consolidated subsidiaries within the next 12 months and believe those requirements currently consist primarily of funds necessary to pay operating expenses and other expenditures directly associated with our properties, including the funding of our reserve accounts, capital commitments associated with certain of our development projects and existing hotels, and the completion of our food and beverage renovations at Hudson.

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

We are focused on growing our portfolio, primarily with our core brands, in major gateway markets and key resort destinations. In order to obtain long term management contracts, we have committed to contribute capital in various forms on hotel development projects. These include equity investments, key money and cash flow guarantees to hotel owners. The cash flow guarantees generally have a stated maximum amount of funding and a defined term. The terms of the cash flow guarantees to hotel owners generally require us to fund if the hotels do not attain specified levels of operating profit. Often, cash flow guarantees to hotel owners may be recoverable as loans repayable to us out of future hotel cash flows and/or proceeds from the sale of hotels. As of March 31, 2013, our short-term key money funding obligations were $24.2 million, which represents £9.4 million (or approximately $14.2 million as of March 31, 2013) in key money for Mondrian London, which is expected to open in the first quarter of 2014, and funding of $10.0 million in key money for Mondrian at Baha Mar which is secured by a related letter of credit as of March 31, 2013. At the closing of the 2013 Deleveraging Transaction, we will fund this letter of credit with a portion of the proceeds from the Rights Offering.

In March 2013, we formally agreed to allow the owners of Hudson London to extend their option period for converting an approximately $17.6 million cash flow guarantee, which would become effective once the hotel is opened, into an equity obligation of £6 million and a key money obligation of £2 million (collectively, approximately $12.0 million as of March 31, 2013). In the event the owners exercise such conversion option, the equity and key money obligations could become due as early as 2013 once the owners finalize the capital plan.

At Hudson, the primary bar is currently closed for re-concepting and renovation, and we expect to relaunch it during the third quarter of 2013. We anticipate spending approximately $2 million to complete this project at Hudson in 2013.

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

Long-Term Liquidity Requirements. We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred by us or our consolidated subsidiaries beyond the next 12 months and believe these requirements consist primarily of funds necessary to pay scheduled debt maturities, renovations at our Owned Hotels and Owned F&B Operations and other non-recurring capital expenditures that need to be made periodically with respect to our properties, the costs associated with acquisitions and development of properties under contract, and new acquisitions and development projects that we may pursue.

Our Convertible Notes, with a face value of $172.5 million, mature on October 15, 2014 unless repurchased by us or converted in accordance with their terms prior to such date. The Yucaipa Investors own $88.0 million of the Convertible Notes. As part of the 2013 Deleveraging Transaction, Yucaipa will surrender to us the $88 million of Convertible Notes held by Yucaipa at closing, which is currently expected to occur in the second quarter of 2013.

Our Series A preferred securities have an 8% dividend rate until October 15, 2014, a 10% dividend rate from October 15, 2014 to October 15, 2016, and a 20% dividend rate thereafter. The cumulative unpaid dividends also have a dividend rate equal to the then applicable dividend rate on the Series A preferred securities. We have the option to accrue any and all dividend payments, and as of March 31, 2013, have not declared any dividends. As of March 31, 2013, we have accrued undeclared dividends of approximately $24.0 million. We have the option to redeem any or all of the Series A preferred securities at any time. As part of the 2013 Deleveraging Transaction, Yucaipa will surrender to us all of the outstanding Series A preferred securities, including accrued and unpaid dividends, at closing, which is currently expected to occur in the second quarter of 2013.

Other long-term liquidity requirements include our obligations under the Delano Credit Facility, which expires in July 2014, our TLG Promissory Notes, which mature in November 2015, our trust preferred securities, which mature in October 2036, and the Clift lease, each as described under “—Debt.” In the event we were to undertake a transaction that was deemed to constitute a transfer of our properties and assets substantially as an entirety within the meaning of the indenture, we may be required to repay the trust preferred securities prior to its maturity or obtain the trustee’s consent in connection with such transfer. Additionally, as part of our acquisition of TLG, each of Messrs. Sasson and Masi received the right to require Morgans Group to purchase his 5% equity interest in TLG at any time after November 30, 2014 at a purchase price equal to his percentage equity ownership interest multiplied by the product of seven times the Non-Morgans EBITDA, as defined below in “—Debt,” for the preceding 12 months, subject to certain adjustments (the “Sasson-Masi Put Options”). The aggregate purchase price for the Sasson-Masi Put Options, which become exercisable in December 2014, would have been an estimated $6.3 million based on the contractual formula applied as of March 31, 2013. As part of the 2013 Deleveraging Transaction, the proceeds of the Rights Offering will be used to repay the outstanding balance under the Delano Credit Facility and fund our $10 million key money commitment obligation for Mondrian at Baha Mar, Yucaipa will assume the obligations under our TLG Promissory Notes, the convertibility of the TLG Promissory Notes into shares of our common stock will be eliminated, and the Sasson-Masi Put Options will cease to apply to us, all at closing, which is currently expected to occur in the second quarter of 2013.

Upon the closing of the 2013 Deleveraging Transaction, our debt maturity profile will be significantly improved and will consist of $84.5 million of Convertible Notes due in October 2014, $180.0 million of mortgage debt secured by Hudson due in February 2014, with a one-year extension option, and $50.0 million of trust preferred securities due in 2036.

We anticipate we will need to renovate Clift in the next few years, which may require additional capital.

Additionally, as our new managed hotels are developed, to the extent we have committed to contribute key money, equity or debt, these amounts will generally come due prior to the hotel opening. As of March 31, 2013, our long-term key money commitments were approximately $7.0 million and our potential funding under cash flow guarantees at operating hotels and hotels under development at the maximum amount under the applicable contracts, but excluding contracts where the maximum cannot be determined, was $32.6 million. As of March 31, 2013, we did not have any equity or debt financing commitments.

Financing has not been obtained for some of these hotel development projects, and there can be no assurances that all of these projects will be developed as planned. If adequate project financing is not obtained, these projects may need to be limited in scope, deferred or cancelled altogether, and to the extent we have previously funded key money, an equity investment or debt financing on a cancelled project, we may be unable to recover the amounts funded.

Sources of Liquidity. Historically, we have satisfied our short-term and long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, equity and debt offerings, long-term mortgages and mezzanine loans on our properties, and more recently, cash generated through asset dispositions.

At closing, the 2013 Deleveraging Transaction will significantly reduce our consolidated debt and preferred stock obligations. If closing of the 2013 Deleveraging Transaction had occurred on March 31, 2013, this reduction would have amounted to approximately $206.0 million, consisting of the elimination of $88 million of Convertible Notes, $18.0 million of the TLG Promissory Notes, and $75 million of outstanding Series A preferred securities and the repayment of $25 million outstanding under the Delano Credit Facility. We will also be relieved of paying all unpaid dividends associated with the Series A preferred securities, which as of March 31, 2013, totaled approximately $24.0 million.

In addition, proceeds of the Rights Offering, together with $6.5 million in cash received as part of the 2013 Deleveraging Transaction, are expected to generate approximately $65.0 million of cash available for general corporate purposes and investment in new hotel contracts after using a portion of the proceeds to retire the Delano Credit Facility and related obligations.

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

As of March 31, 2013, we had approximately $295.4 million of remaining Federal tax net operating loss carryforwards to offset future income, including gains on future asset sales, such as the sale of Delano South Beach in connection with the 2013 Deleveraging Transaction. In addition, we believe we have significant value available to us in Hudson, as we consider upcoming maturities of debt starting in 2014.

Although the credit and equity markets remain challenging globally, we believe that these sources of capital will become available to us in the future to fund our long-term liquidity requirements. However, there can be no assurances that we will be able to access any of these sources on terms acceptable to us or at all. For example, our ability to obtain additional debt is dependent upon a number of factors, including our degree of leverage, borrowing restrictions imposed by existing lenders and general market conditions. We will continue to explore various options from time to time as necessary for our liquidity requirements or advantageous in pursuing our business strategy.

Other Liquidity Matters

In addition to our expected short-term and long-term liquidity requirements, our liquidity could also be affected by certain other potential liquidity matters, including at our Joint Venture Hotels, as discussed below.

Mondrian South Beach Mortgage and Mezzanine Agreements. As of March 31, 2013, the joint venture’s outstanding nonrecourse mortgage debt was $42.8 million and mezzanine debt was $28.0 million. The joint venture also has an additional $28.0 million of mezzanine debt owed to affiliates of the joint venture partners. The lender’s nonrecourse mortgage loan and mezzanine loan related to Mondrian South Beach matured on August 1, 2009. In April 2010, the Mondrian South Beach ownership joint venture amended the nonrecourse financing and mezzanine loan agreements secured by Mondrian South Beach and extended the maturity date for up to seven years through extension options until April 2017, subject to certain conditions.

Morgans Group and affiliates of our joint venture partner have agreed to provide standard nonrecourse carve-out guaranties and provide certain limited indemnifications for the Mondrian South Beach mortgage and mezzanine loans. In the event of a default, the lenders’ recourse is generally limited to the mortgaged property or related equity interests, subject to standard nonrecourse carve-out guaranties for “bad boy” type acts. Morgans Group and affiliates of our joint venture partner also agreed to guaranty the joint venture’s obligation to reimburse certain expenses incurred by the lenders and indemnify the lenders in the event such lenders incur liability in connection with certain third-party actions. Morgans Group and affiliates of our joint venture partner have also guaranteed the joint venture’s liability for the unpaid principal amount of any seller financing note provided for condominium sales if such financing or related mortgage lien is found unenforceable, provided they shall not have any liability if the seller financed unit becomes subject again to the lien of the lender mortgage or title to the seller financed unit is otherwise transferred to the lender or if such seller financing note is repurchased by Morgans Group and/or affiliates of our joint venture at the full amount of unpaid principal balance of such seller financing note. In addition, although construction is complete and Mondrian South Beach opened on December 1, 2008, Morgans Group and affiliates of our joint venture partner may have continuing obligations under construction completion guaranties until all outstanding payables due to construction vendors are paid. As of March 31, 2013, there were remaining payables outstanding to vendors of approximately $0.7 million. Pursuant to a letter agreement with the lenders for the Mondrian South Beach loan, the joint venture agreed that these payables, many of which are currently contested or under dispute, will not be paid from operating funds but only from tax abatements and settlements of certain lawsuits. In the event funds from tax abatements and settlements of lawsuits are insufficient to repay these amounts in a timely manner, we and our joint venture partner are required to fund the shortfall amounts.

We and affiliates of our joint venture partner also have each agreed to purchase approximately $14.0 million of condominium units under certain conditions, including an event of default. In the event of a default under the lender’s mortgage or mezzanine loan, the joint venture partners are each obligated to purchase selected condominium units, at agreed-upon sales prices, having aggregate sales prices equal to 1/2 of the lesser of $28.0 million, which is the face amount outstanding on the lender’s mezzanine loan, or the then outstanding principal balance of the lender’s mezzanine loan. The joint venture is not currently in an event of default under the mortgage or mezzanine loan. We have not recognized a liability related to the construction completion or the condominium purchase guarantees.

Mondrian SoHo. As of March 31, 2013, the Mondrian SoHo joint venture’s outstanding mortgage debt secured by the hotel was $196.0 million, excluding $23.1 million of deferred interest. The loan matured on November 15, 2012. In January 2013, the lender initiated foreclosure proceedings seeking, among other things, the ability to sell the property free and clear of our management agreement. We moved to dismiss the lender’s complaint on the grounds that, among other things, our management agreement is not terminable upon a foreclosure. The lender opposed our motion to dismiss and moved for summary judgment. Both motions are currently pending. In February 2013, the owner of Mondrian SoHo, a joint venture in which Morgans Group owns a 20% equity interest, gave notice purporting to terminate Morgans Management as manager of the hotel. It also filed a lawsuit against us seeking termination of the management agreement on the same grounds. We believe we have the right to continue to manage the hotel following a foreclosure, subject to certain circumstances, and we intend to continue to vigorously defend our rights to manage the property under our management agreement and related agreements, but we cannot assure you that we will be successful. On April 30, 2013, we filed a lawsuit against our joint venture partner and its parent in New York Supreme Court for damages based on the wrongful attempted termination of the management agreement, defamation, and breach of fiduciary and other obligations under the parties’ joint venture agreement.

Additionally, there have been and, due to the fact that the lender controls all of the cash flow, may continue to be cash shortfalls from the operations of the hotel from time to time which have required additional fundings by us and our joint venture partner. In 2012, we funded approximately $1.0 million in cash shortfalls at Mondrian SoHo, which were treated in part as additional capital contributions and in part as loans from our Morgans Management. We subsequently deemed such amounts uncollectible in 2012 and recorded an impairment charge through equity in loss of unconsolidated joint ventures. At present, we do not intend to commit significant additional monies toward the repayment of the loan or the funding of operating deficits.

Certain affiliates of our joint venture partner provided a standard nonrecourse carve-out guaranty for “bad boy” type acts and a completion guaranty to the lenders for the Mondrian SoHo loan, for which Morgans Group has agreed to indemnify the joint venture partner and its affiliates up to 20% of such entities’ guaranty obligations, provided that each party is fully responsible for any losses incurred as a result of its respective gross negligence or willful misconduct.

Ames. As of March 31, 2013, the Ames joint venture’s outstanding mortgage debt secured by the hotel was $45.1 million. Due to the level of debt on Ames, the joint venture was not able to refinance the debt at maturity or to fully fund its operating expenses and its debt service on Ames solely from its revenues from time to time. This mortgage debt secured by Ames matured on October 9, 2012 and the mortgage lender served the joint venture with a notice of event of default stating that the nonrecourse mortgage refinancing on the property was not repaid when it matured.

On April 26, 2013, the joint venture closed on a new loan agreement with the mortgage lenders that provides for a reduction of the mortgage debt and an extension of maturity in return for a cash paydown. We did not contribute to the cash paydown and instead entered into an agreement with our joint venture partner pursuant to which, among other things, (1) we assigned our equity interests in the joint venture to our joint venture partner, (2) we agreed to give our joint venture partner the right to terminate our management agreement upon 60 days prior notice in return for a $1.8 million termination fee, and (3) a creditworthy affiliate of our joint venture partner has assumed all or a portion of our liability with respect to historic tax credit guaranties, with our liability for any tax credit guaranties capped, in any event, at $3.0 million in the aggregate. The potential liability for historic tax credit guaranties relates to approximately $16.9 million of federal and state historic rehabilitation tax credits that Ames qualified for at the time of its development. We and our joint venture partner were jointly and severally liable for certain federal historic tax credit recapture liabilities that, as of March 31, 2013, were estimated at approximately $10.7 million, of which our pro rata share was $3.3 million, but which is now assumed, in whole or in part, and in all cases capped at $3.0 million, pursuant to our agreement with our joint venture partner.

We are currently discussing with our joint venture partner various opportunities for us to contribute to the success of Ames within our system of hotels. However, there can be no assurances as to our future relationship with Ames.

Potential Litigation. We may have potential liability in connection with certain claims by a designer for which we have accrued $13.9 million as of March 31, 2013, as discussed in note 5 of our consolidated financial statements.

We are also defendants to lawsuits in which plaintiffs have made claims for monetary damages against us. See “Item 1. Legal Proceedings.”

Other Possible Uses of Capital. As we pursue our growth strategy, we may continue to invest in new management agreements through key money, equity or debt investments and cash flow guarantees. To fund any such future investments, we may from time to time pursue various potential financing opportunities available to us.

We have a number of additional development projects signed or under consideration, some of which may require equity investments, key money or credit support from us. In addition, through certain cash flow guarantees, we may have potential future fundings for operating hotels and hotels under development, as discussed in note 7 of our consolidated financial statements.

Comparison of Cash Flows for the Three Months Ended March 31, 2013 to the Three Months Ended March 31, 2012

Operating Activities. Net cash used in operating activities was $3.7 million for the three months ended March 31, 2013 as compared to net cash used in operating activities of $10.6 million for the three months ended March 31, 2012. This decrease in cash used was primarily due to an increase in operating results at our Owned Hotels.

Investing Activities. Net cash used in investing activities amounted to $1.3 million for the three months ended March 31, 2013 as compared to net cash used in investing activities of $16.0 million for the three months ended March 31, 2012. The decrease was primarily related to renovation costs incurred during the three months ended March 31, 2012 at Delano South Beach and Hudson, two of our Owned Hotels which were under renovation during the period. During the three months ended March 31, 2013, we spent $3.5 million on renovations at Hudson, primarily in the restaurant and bar space.

Financing Activities. Net cash provided by financing activities amounted to $5.4 million for the three months ended March 31, 2013 as compared to $4.9 million for the three months ended March 31, 2012. This increase was primarily due to increased funds being borrowed from the Delano Credit Facility in the three months ended March 31, 2013 as compared to the same period in 2012.

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

Proceeds from the Hudson 2011 Mortgage Loan, cash on hand and cash held in escrow were applied to repay $201.2 million of outstanding mortgage debt under the previous Hudson mortgage and to repay $26.5 million of outstanding indebtedness under the previous Hudson mezzanine loan, and pay fees and expenses in connection with the financing.

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

Clift. We lease Clift under a 99-year nonrecourse lease agreement expiring in 2103. The lease is accounted for as a financing with a liability balance of $89.7 million at March 31, 2013.

Due to the amount of the payments stated in the lease, which increase periodically, and the economic environment in which the hotel operates, our subsidiary that leases Clift is not always able to operate Clift at a profit and Morgans Group may fund cash shortfalls sustained at Clift in order to enable our subsidiary to make lease payments from time to time. On September 17, 2010, we and our subsidiaries entered into a settlement and release agreement with the lessors under the Clift ground lease which, among other things, reduced the lease payments due to the lessors for the period March 1, 2010 through February 29, 2012. Effective March 1, 2012, the annual rent reverted to the rent stated in the lease agreement, which provides for base annual rent of approximately $6.0 million per year through October 2014. Thereafter, the base rent increases at 5-year intervals by a formula tied to increases in the Consumer Price Index, with a maximum increase of 40% and a minimum increase of 20% at October 2014, and a maximum increase of 20% and a minimum increase of 10% at each 5-year rent increase date thereafter. The lease is nonrecourse to us. Morgans Group also entered into a limited guaranty, whereby Morgans Group agreed to guarantee losses of up to $6 million suffered by the lessors in the event of certain “bad boy” type acts.

Convertible Notes. On October 17, 2007, we completed an offering of $172.5 million aggregate principal amount of our 2.375% Convertible Notes in a private offering. The Convertible Notes are senior subordinated unsecured obligations of Morgans Hotel Group Co. and are guaranteed on a senior subordinated basis by our operating company, Morgans Group. The Convertible Notes are convertible into shares of our common stock under certain circumstances and upon the occurrence of specified events. The Convertible Notes mature on October 15, 2014, unless repurchased by us or converted in accordance with their terms prior to such date.

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

From April 21, 2010 to July 21, 2010, the Yucaipa Investors purchased $88 million of the Convertible Notes from third parties. At the closing of the 2013 Deleveraging Transaction, these $88 million of Convertible Notes will be surrendered to us for cancellation.

Delano Credit Facility. On July 28, 2011, we and certain of our subsidiaries (collectively, the “Borrowers”), including Beach Hotel Associates LLC (the “Florida Borrower”), entered into the Delano Credit Facility with Deutsche Bank Securities Inc. as sole lead arranger, Deutsche Bank Trust Company Americas, as agent, and the lenders party thereto.

The Delano Credit Facility provides commitments for a $100 million revolving credit facility and includes a $15 million letter of credit sub-facility. The maximum amount of such commitments available at any time for borrowings and letters of credit is determined according to a borrowing base valuation equal to the lesser of (i) 55% of the appraised value of Delano South Beach (the “Florida Property”) and (ii) the adjusted net operating income for the Florida Property divided by 11%. Extensions of credit under the Delano Credit Facility are available for general corporate purposes. The commitments under the Delano Credit Facility may be increased by up to an additional $10 million during the first two years of the facility, subject to certain conditions, including obtaining commitments from any one or more lenders to provide such additional commitments. The commitments under the Delano Credit Facility terminate on July 28, 2014, at which time all outstanding amounts under the Delano Credit Facility will be due and payable. Our maximum availability under the Delano Credit Facility was $100.0 million as of March 31, 2013, of which $25.0 million of borrowings were outstanding and $10.0 million of letters of credit were posted.

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

The Borrowers’ ability to borrow under the Delano Credit Facility is subject to ongoing compliance by us and the Borrowers with various customary affirmative and negative covenants, including limitations on liens, indebtedness, issuance of certain types of equity, affiliated transactions, investments, distributions, mergers and asset sales. In addition, the Delano Credit Facility requires that we and the Borrowers maintain a fixed charge coverage ratio (consolidated EBITDA to consolidated fixed charges) of no less than (i) 1.05 to 1.00 at all times on or prior to June 30, 2012 and (ii) 1.10 to 1.00 at all times thereafter. As of March 31, 2013, we were in compliance with the fixed charge coverage ratio under the Delano Credit Facility and the fixed charge coverage ratio was 1.36x.

The Delano Credit Facility also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Borrowers under the Delano Credit Facility to be immediately due and payable.

At the closing of the 2013 Deleveraging Transaction, a portion of the proceeds of the Rights Offering will be used to repay the outstanding balance under the Delano Credit Facility and fund our $10 million key money commitment obligation for Mondrian at Baha Mar.

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

As of the issue date, the fair value of the TLG Promissory Notes was estimated at approximately $15.5 million utilizing a Monte Carlo simulation to estimate the probability of the performance conditions being satisfied. The Monte Carlo simulation used a statistical formula underlying the Black-Scholes and binomial formulas and such simulation was run approximately 100,000 times. For each simulation, the payoff is calculated at the settlement date, which is then discounted to the issue date at a risk-free interest rate. The average of the values over all simulations is the expected value on the issuance date. Assumptions used in the valuations included factors associated with the underlying performance of our stock price and total stockholder return over the term of the TLG Promissory Notes including total stockholder return, volatility and risk-free interest. The fair value of the TLG Promissory Notes was estimated as of the issue date using the following assumptions in the Monte-Carlo simulation: expected price volatility for our stock of 25%; a risk free rate of 0.4%; and no dividend payments over the measurement period. As of March 31, 2013, the fair value of the TLG Promissory Notes was estimated at approximately $18.0.

At the closing of the 2013 Deleveraging Transaction, Yucaipa will assume the obligations under the TLG Promissory Notes and the convertibility of the TLG Promissory Notes into shares of our common stock will be eliminated.

Hudson Capital Leases. We lease two condominium units at Hudson which are reflected as capital leases with balances of $6.1 million at March 31, 2013. Currently annual lease payments total approximately $1.0 million and are subject to increases in line with inflation. The leases expire in 2096 and 2098.

Restaurant Lease Note. In August 2012, we entered into an agreement with MGM to convert THEhotel to Delano Las Vegas, which will be managed by MGM pursuant to a 10-year licensing agreement, with two 5-year extensions at our option, subject to performance thresholds. In addition, we acquired the leasehold interests in three restaurants at Mandalay Bay in Las Vegas from an existing tenant for $15.0 million in cash at closing and the principal-only $10.6 million Restaurant Lease Note to be paid over seven years.

The Restaurant Lease Note does not bear interest except in the event of default, as defined in the agreement. In accordance with ASC 470, Debt, we imputed interest on the Restaurant Lease Note, which was recorded at its fair value of $7.5 million as of the date of issuance. At March 31, 2013, the recorded balance outstanding on the Restaurant Lease Note is $7.6 million.

At the closing of the 2013 Deleveraging Transaction, we will record a receivable for the book value of the Restaurant Lease Note, for which we are receiving an indemnity from Yucaipa.

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

Capital Expenditures and Reserve Funds

We are obligated to maintain reserve funds for capital expenditures at our Owned Hotels as determined pursuant to our debt or lease agreements related to such hotels, with the exception of Delano South Beach. Our Joint Venture Hotels and our Managed Hotels generally are subject to similar obligations under our management agreements or under debt agreements related to such hotels. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. Such agreements typically require the hotel owners to reserve funds at amounts equal to 4% of the hotel’s revenues and require the funds to be set aside in restricted cash. As of March 31, 2013, approximately $1.3 million was available in restricted cash reserves for future capital expenditures under these obligations related to our Owned Hotels.

At Hudson, we spent most of 2012 renovating all the guest rooms and corridors and converting SRO units into new guest rooms. The renovation was completed in September 2012 and the conversion of 32 SRO units into guest rooms was completed in January 2013, bringing the total number of guest rooms at Hudson to 866 as of March 31, 2013. In November 2012, we launched Hudson Lodge, a winter pop-up venue at the hotel’s private park. Additionally, in February 2013, we opened a new restaurant at Hudson, Hudson Commons, which is a modern-day beer hall and burger joint featuring a wide selection of local craft beers, inventive preparations of classic American fare, and soda shop-inspired specialty cocktails. The primary bar is currently closed for re-concepting and renovation, and we expect to relaunch it during the third quarter of 2013. During the first three months of 2013, we spent approximately $3.5 million to complete these renovations and we anticipate spending an additional approximately $2 million to complete the food and beverage project at Hudson in 2013.

We anticipate we will need to renovate Clift in the next few years, which may require capital.

The Hudson 2012 Mortgage Loan provides that, in the event the debt yield ratio falls below certain defined thresholds, all cash from the property is deposited into accounts controlled by the lenders from which debt service and operating expenses, including management fees, are paid and from which other reserve accounts may be funded. Any excess amounts are retained by the lenders until the debt yield ratio exceeds the required thresholds for three consecutive months. As of March 31, 2013, $4.2 million was held by the lenders in this reserve account. Furthermore, if our management company subsidiary that manages Hudson is not reserving sufficient funds for property tax, ground rent, insurance premiums, and capital expenditures in accordance with the hotel management agreement, then our subsidiary borrowers would be required to fund the reserve account for such purposes. Our subsidiary borrowers are not permitted to have any indebtedness other than certain permitted indebtedness customary in such transactions, including ordinary trade payables, purchase money indebtedness and capital lease obligations, subject to limits.

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

As of March 31, 2013, we had two interest rate caps outstanding and the fair values of these interest rate caps were insignificant.

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

On October 15, 2009, we entered into a securities purchase agreement with Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P., which we refer to collectively as the Yucaipa Investors. Under the securities purchase agreement, we issued and sold to the Yucaipa Investors (i) $75.0 million of preferred stock comprised of 75,000 shares of the our Series A preferred securities, $1,000 liquidation preference per share, and (ii) the Yucaipa Warrants to purchase 12,500,000 shares of the Company’s common stock at an exercise price of $6.00 per share. The Yucaipa Warrants have a 7-1/2 year term and are exercisable utilizing a cashless exercise method only, resulting in a net share issuance. The exercise price and number of shares subject to the warrant are both subject to anti-dilution adjustments.

Upon the closing of the 2013 Deleveraging Transaction, the Series A preferred securities, including accrued and unpaid dividends, and the Yucaipa Warrants will be surrendered to us for cancellation.

Off-Balance Sheet Arrangements

As of March 31, 2013, we had unconsolidated joint ventures that we account for using the equity method of accounting, most of which have mortgage or related debt, as described in “—Other Liquidity Matters” above. In some cases, we provide nonrecourse carve-out guaranties of joint venture debt, which guaranties are only triggered in the event of certain “bad boy” acts, and other limited liquidity or credit support, as described in “—Other Liquidity Matters” above.

Mondrian South Beach. We own a 50% interest in Mondrian South Beach, an apartment building which was converted into a condominium and hotel. Mondrian South Beach opened in December 2008, at which time we began operating the property under a 20-year management contract. We also own a 50% interest in a mezzanine financing joint venture with an affiliate of our Mondrian South Beach joint venture partner through which a total of $28.0 million in mezzanine financing was provided to the Mondrian South Beach joint venture. As of March 31, 2013, the joint venture’s outstanding nonrecourse mortgage debt secured by the hotel was $42.8 million and mezzanine debt was $28.0 million and the outstanding mezzanine debt owed to affiliates of the joint venture partners was $28.0 million.

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

We account for this investment under the equity method of accounting. At March 31, 2013, our investment in Mondrian South Beach was reduced to zero as a result of our allocated share of Mondrian South Beach’s equity in loss. Our equity in loss of Mondrian South Beach was $0.3 million for the three months ended March 31, 2012.

Ames. On June 17, 2008, we, Normandy Real Estate Partners, and Ames Hotel Partners, entered into a joint venture to develop the Ames hotel in Boston. Upon the hotel’s completion in November 2009, we began operating Ames under a 15-year management contract. As of March 31, 2013, we had an approximately 31% economic interest in the joint venture.

Based on prevailing economic conditions and the October 2012 mortgage debt maturity, the joint venture concluded that the hotel was impaired in September 2011. As a result, we wrote down our investment in Ames to zero and recorded our share of the impairment charge of $10.6 million through equity in loss of unconsolidated joint ventures for the year ended December 31, 2011. As of March 31, 2013, our financial statements reflect no value for our investment in the Ames joint venture.

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

The mortgage debt secured by Ames matured on October 9, 2012 and the mortgage lender served the joint venture with a notice of event of default stating that the nonrecourse mortgage refinancing, with an outstanding balance of $45.1 million as of March 31, 2013, on the property was not repaid when it matured.

On April 26, 2013, the joint venture closed on a new loan agreement with the mortgage lenders that provides for a reduction of the mortgage debt and an extension of maturity in return for a cash paydown. We did not contribute to the cash paydown and instead entered into an agreement with our joint venture partner pursuant to which, among other things, (1) we assigned our equity interests in the joint venture to our joint venture partner, (2) we agreed to give our joint venture partner the right to terminate our management agreement upon 60 days prior notice in return for a $1.8 million termination fee, and (3) a credit-worthy affiliate of our joint venture partner has assumed all or a portion of our liability with respect to historic tax credit guaranties, with our liability for any tax credit guaranties capped, in any event, at $3.0 million in the aggregate.

Mondrian SoHo. In June 2007, we contributed approximately $5.0 million for a 20% equity interest in a joint venture with Cape Advisors Inc. to develop a Mondrian hotel in the SoHo neighborhood of New York. The joint venture obtained a loan of $195.2 million to acquire and develop the hotel. Subsequent to the initial fundings, in 2008 and 2009, the lender and Cape Advisors Inc. made cash and other contributions to the joint venture, and we provided $3.2 million of additional funds which were treated as loans with priority over the equity, to complete the project. During 2010 and 2011, we subsequently funded an aggregate of $5.5 million, all of which were treated as loans. Additionally, as a result of cash shortfalls at Mondrian SoHo, we funded an additional $1.0 million in 2012, which has been treated in part as additional capital contributions and in part as loans from our management company subsidiary. Management subsequently deemed such amounts uncollectible during 2012 and recorded an impairment charge through equity in loss of unconsolidated joint ventures.

Based on the decline in market conditions following the inception of the joint venture and, more recently, the need for additional funding to complete the hotel, we wrote down our investment in Mondrian SoHo to zero in June 2010 and recorded an impairment charge of $10.7 million through equity in loss of unconsolidated joint ventures for the year ended December 31, 2010. We have recorded all additional fundings as impairment charges through equity in loss of unconsolidated joint ventures during the periods the funds were contributed. As of March 31, 2013, our financial statements reflect no value for our investment in the Mondrian SoHo joint venture.

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

As of March 31, 2013, the Mondrian SoHo joint venture’s outstanding mortgage debt secured by the hotel was $196.0 million, excluding $23.1 million of deferred interest. The loan matured on November 15, 2012. In January 2013, the lender initiated foreclosure proceedings seeking, among other things, the ability to sell the property free and clear of our management agreement. We moved to dismiss the lender’s complaint on the grounds that, among other things, our management agreement is not terminable upon a foreclosure. The lender opposed our motion to dismiss and moved for summary judgment. Both motions are currently pending.

In February 2013, the owner of Mondrian SoHo, a joint venture in which Morgans Group owns a 20% equity interest, gave notice purporting to terminate Morgans Management as manager of the hotel. It also filed a lawsuit against us seeking termination of the management agreement on the same grounds. We believe we have the right to continue to manage the hotel following a foreclosure, subject to certain circumstances, and we intend to continue to vigorously defend our rights to manage the property under our management agreement and related agreements, but we cannot assure you that we will be successful.

On April 30, 2013, we filed a lawsuit against our joint venture partner and parent in New York Supreme Court for damages based on the wrongful attempted termination of the management agreement, defamation, and breach of fiduciary and other obligations under the parties’ joint venture agreement.

Shore Club. As of March 31, 2013, we owned approximately 7% of the joint venture that owns Shore Club. On September 15, 2009, the joint venture received a notice of default on behalf of the special servicer for the lender on the joint venture’s mortgage loan for failure to make its September monthly payment and for failure to maintain its debt service coverage ratio, as required by the loan documents. In March 2010, the lender for the Shore Club mortgage initiated foreclosure proceedings against the property in U.S. federal district court. In October 2010, the federal court dismissed the case for lack of jurisdiction. In November 2010, the lender initiated foreclosure proceedings in state court and a bench trial took place in June 2012 during which the trial court granted a default ruling of foreclosure. Entry of the trial court’s foreclosure judgment remains delayed by appellate proceedings relating to a motion to disqualify the trial judge and certain other trial court rulings. In the event the foreclosure judgment is subsequently entered, further appellate proceedings could delay the judgment from taking effect. We have operated and expect to continue to operate the hotel pursuant to the management agreement during the pendency of these proceedings. However, there can be no assurances as to whether or when a foreclosure sale may take place, or whether we will continue to operate the hotel in the event there is a foreclosure.

Mondrian Istanbul. In December 2011, we announced a new hotel management agreement for an approximately 128 room Mondrian-branded hotel to be located in the Old City area of Istanbul, Turkey. Upon completion and opening of the hotel, we will operate the hotel pursuant to a 20-year management agreement, with a 10-year extension option. The hotel is scheduled to open in 2014. As of March 31, 2013, we have contributed a total of $10.4 million in the form of equity and key money and have a 20% ownership interest in the venture owning the hotel.

Food and Beverage Venture at Mondrian South Beach. On June 20, 2011, we acquired from affiliates of China Grill Management (“CGM”) the 50% interests CGM owned in our food and beverage joint ventures for approximately $20.0 million, including the food and beverage joint venture at Mondrian South Beach.

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

At March 31, 2013, our investment in this food and beverage venture was $0.5 million. Our equity in loss of the food and beverage venture was $0.2 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively.

Other Development Stage Hotels. We have a number of additional development projects signed or under consideration, some of which may require equity or debt investments, key money or credit support from us. In addition, through certain cash flow guarantees, we may have potential future funding obligations for hotels under development.

As of March 31, 2013, our long-term key money commitments, which are discussed further in note 7 to our consolidated financial statements, were approximately $31.2 million and our potential funding obligations under cash flow guarantees at operating hotels and hotels under development at the maximum amount under the applicable contracts, but excluding contracts where the maximum cannot be determined, were $32.6 million.

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

We evaluate our estimates on an ongoing basis. We base our estimates on historical experience, information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. No material changes to our critical accounting policies have occurred since December 31, 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Some of our outstanding debt has a variable interest rate. As described in “Management’s Discussion and Analysis of Financial Results of Operations — Derivative Financial Instruments” above, we use derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of March 31, 2013, our total outstanding consolidated debt, including capital lease obligations, debt of assets held for sale and debt related to discontinued operations, was approximately $545.6 million, of which approximately $205.0 million, or 37.6%, was variable rate debt. At March 31, 2013, the one month LIBOR rate was 0.20%.

As of March 31, 2013, the $205.0 million of variable rate debt consisted of our outstanding balance of $180.0 million on the Hudson 2012 Mortgage Loan and our $25.0 million of borrowings outstanding under our Delano Credit Facility, which has been classified as debt related to an asset held for sale. In connection with the Hudson 2012 Mortgage Loan, an interest rate cap for 2.5% in the full amount of $180.0 million was outstanding as of March 31, 2013. This interest rate cap matures in February 2014. The outstanding borrowings of $25.0 million on our Delano Credit Facility as of March 31, 2013 are not subject to an interest rate hedge. If interest rates on this $205.0 million variable rate debt increase by 1.0%, or 100 basis points, the increase in interest expense would reduce future pre-tax earnings and cash flows by approximately $2.0 million annually. The maximum annual amount the interest expense would increase on the $180.0 million of variable rate debt outstanding as of March 31, 2013 under the Hudson 2012 Mortgage Loan is $5.0 million due to our interest rate cap agreement, which would reduce future pre-tax earnings and cash flows by the same amount annually. If interest rates on this $205.0 million variable rate debt decrease by 1.0%, the decrease in interest expense would increase pre-tax earnings and cash flow by approximately $2.0 million annually.

As of March 31, 2013, our fixed rate debt, excluding our Hudson capital lease obligation, of $334.4 million consisted of the trust notes underlying our trust preferred securities, the Convertible Notes, the Clift lease, the TLG Promissory Notes, and the Restaurant Lease Note. The fair value of some of these debts is greater than the book value. As such, if interest rates increase by 1.0%, or approximately 100 basis points, the fair value of our fixed rate debt at March 31, 2013, would decrease by approximately $29.1 million. If market rates of interest decrease by 1.0%, the fair value of our fixed rate debt at March 31, 2013 would increase by $34.8 million.

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

Currency Exchange Risk

As we have international operations at hotels that we manage in London, Morocco, and until March 31, 2013, Mexico, currency exchange risks between the U.S. dollar and the British pound, the U.S. dollar and Moroccan Dirham, and the U.S. dollar and the Mexican peso, respectively, arise as a normal part of our business. We reduce these risks by transacting these businesses primarily in their local currency.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are involved in various lawsuits and administrative actions in the normal course of business. In management’s opinion, disposition of these lawsuits is not expected to have a material adverse effect on our financial position, results of operations or liquidity.

Litigations Regarding Mondrian SoHo

On January 16, 2013, German American Capital Corporation, the lender for the mortgage loans on Mondrian SoHo (“GACC” or the “lender”), filed a complaint in the Supreme Court of the State of New York, County of New York against Sochin Downtown Realty, LLC, the joint venture that owns Mondrian SoHo (“Sochin JV”), Morgans Management, Morgans Group, Happy Bar LLC and MGMT LLC, seeking foreclosure including, among other things, the sale of the mortgaged property free and clear of the management agreement, entered into on June 27, 2007, as amended on July 30, 2010, between Sochin JV and Morgans Management. According to the complaint, Sochin JV defaulted by failing to repay the approximately $217 million outstanding on the loans when they became due on November 15, 2012. Cape Advisors Inc. indirectly owns 80% of the equity interest in Sochin JV and Morgans Group indirectly owns the remaining 20% equity interest.

On March 11, 2013 we moved to dismiss the lender’s complaint on the grounds that, among other things, our management agreement is not terminable upon a foreclosure. On April 2, 2013, the lender opposed our motion to dismiss and moved for summary judgment. Both motions are currently pending. We intend to vigorously defend our rights, including to continue managing the property under our management agreement and related agreements. However, it is not possible to predict the outcome of the lawsuit.

On February 25, 2013, Sochin JV filed a complaint in the Court of Chancery of the State of Delaware against Morgans Management and Morgans Group, seeking, among other things, a declaration that plaintiff properly terminated the management agreement for the hotel, injunctive relief, and an award of damages in an amount to be determined, but alleged to exceed $10 million, plus interest. The management agreement has an initial term of 10 years, with two 10-year renewals, subject to certain conditions. The complaint alleges, among other things, mismanagement of the hotel and breach of the management agreement by Morgans Management. The plaintiff also purports to terminate the management agreement under alleged agency principles. The suit was initiated on behalf of Sochin JV by Cape Soho Holdings, LLC, our joint venture partner. On April 8, 2013, we moved to dismiss the complaint, and that motion is pending. We intend to vigorously defend our rights, including to continue managing the property under our management agreement and related agreements. However, it is not possible to predict the outcome of the lawsuit.

On April 30, 2013, we filed a lawsuit against Cape Soho Holdings, LLC and Cape Advisors Inc. in New York Supreme Court for damages based on the wrongful attempted termination of the management agreement, defamation, and breach of fiduciary and other obligations under the parties’ joint venture agreement.

Litigations Regarding 2013 Deleveraging Transaction

On April 1, 2013, director Jason Taubman Kalisman (“Kalisman”) filed in the Delaware Chancery Court a purported derivative action on behalf of the Company against the seven other current members of the Company’s Board of Directors (the “Director Defendants”) and various third-parties associated with The Yucaipa Companies LLC (the “Yucaipa Defendants”). On April 4, 2013, OTK Associates, LLC (“OTK”), a stockholder of the Company, filed a motion to intervene as a plaintiff in the Kalisman action. On April 12, 2013, Kalisman and OTK moved for leave to file an amended and supplemental complaint (the “Amended Complaint”), which the court granted on April 16, 2013.

The Amended Complaint purports to assert claims, both directly and derivatively on behalf of the Company, against the Director Defendants, the Yucaipa Defendants and the Company. The nine claims alleged in the Amended Complaint arise primarily from the Board of Directors’ approval on March 30, 2013 of the 2013 Deleveraging Transaction that was previously announced by the Company and described in a Form 8-K filed by the Company on April 1, 2013 with the Securities Exchange Commission. Among other things, plaintiffs allege that (a) the Director Defendants breached their fiduciary duties through various actions purportedly taken in connection with their approval of the 2013 Deleveraging Transaction, including supposedly failing to provide Kalisman with adequate notice of the meeting to approve the 2013 Deleveraging Transaction, creating an allegedly unauthorized sub-committee of the Special Transaction Committee that excluded Kalisman and recommending the 2013 Deleveraging Transaction to the Board, and allegedly “accelerating” approval of the 2013 Deleveraging Transaction, “delaying” the 2013 Annual Meeting of Stockholders (the “Annual Meeting”) and “resetting the record date” for the Annual Meeting for the purported purpose of disrupting the “proxy contest launched by OTK” and failing to hold an annual meeting within thirteen months of the prior meeting; (b) the Director Defendants breached their fiduciary duties by approving the 2013 Deleveraging Transaction which did not reflect either a fair price or a fair process; (c) certain of the Yucaipa Defendants breached fiduciary duties owed to the Company and stockholders by “orchestrating” the approval of the 2013 Deleveraging Transaction and “delaying” the Annual Meeting and the record date and other Yucaipa Defendants “aided” and “abetted” the breach of fiduciary duties by the Director Defendants and certain of the other Yucaipa Defendants; and (d) the Company breached its duty to provide Kalisman with access to information requested in his position as a Company director. The Amended Complaint seeks various forms of relief, including enjoining the 2013 Deleveraging Transaction, invalidating the Board of Directors’ approval of the 2013 Deleveraging Transaction and its decision to reschedule the Annual Meeting and reset the record date for the Annual Meeting and awarding the Company damages in an unspecified amount.

Plaintiffs Kalisman and OTK have moved for a preliminary injunction order to enjoin defendants from (a) postponing the previously scheduled May 15, 2013 date for the Annual Meeting and the related record date of March 22, 2013 and (b) implementing the 2013 Deleveraging Transaction. The Court has scheduled a hearing on plaintiffs’ motion for May 13, 2013. It is not possible to predict the outcome of the lawsuit, including its potential impact on the timing and outcome of the 2013 Deleveraging Transaction.

ITEM 1A. RISK FACTORS.

In addition to the risk factors set forth below and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects.

We may not realize the anticipated benefits of the 2013 Deleveraging Transaction or be successful in consummating the 2013 Deleveraging Transaction at all.

We are undertaking the 2013 Deleveraging Transaction to strengthen our balance sheet, simplify our capital structure and advance our strategic objective of transforming ourselves from an owner/operator of hotels to a global brand and management company. While we believe that the 2013 Deleveraging Transaction is a transformative transaction that will allow us to accomplish these goals, we cannot provide you any assurance that we will be successful in executing on our strategy or realizing on these benefits. For instance, even after closing on the 2013 Deleveraging Transaction, we will have approximately $314.6 million of consolidated debt, excluding capital leases, and up to $63.8 million of future funding commitments as of March 31, 2013, and while we plan to deploy proceeds from the Rights Offering, together with cash received from the exchange transaction, to make investments in new management agreements consistent with our strategy of becoming a brand and management company, such opportunities may not be available to us.

We and certain of our directors are also defendants in a lawsuit filed by Jason Kalisman, one of our directors, and OTK, a stockholder of the Company, to, among other things, enjoin the 2013 Deleveraging Transaction. If the plaintiffs are successful and the 2013 Deleveraging Transaction is enjoined, we would need to seek alternative ways of addressing our current debt obligations, including approximately $377.5 million of debt maturing in less than one and a half years. We would also face increasing dividend obligations on our preferred securities and stockholders would face potential dilution from the Yucaipa Warrants that remain outstanding until 2017, as well as from the potential conversion of the TLG Promissory Notes, and we would have limited cash available to continue funding the growth of our business. In addition, Yucaipa’s consent rights could restrict our ability to pursue other strategic alternatives. It is not possible to predict the outcome of the lawsuit, including its potential impact on the timing and outcome of the 2013 Deleveraging Transaction.

We could be negatively affected as a result of a threatened proxy contest and other actions of activist stockholders.

On March 15, 2013, we received notice from OTK of its intention to nominate a slate of seven directors for election to our Board of Directors at our 2013 annual stockholders meeting. Based on the information provided in the Schedule 13D/A filed on March 18, 2013 by OTK, OTK is the beneficial owner of 4,500,000 shares of our common stock, or approximately 13.9% of the total number of outstanding shares of our common stock. If OTK carries through with its intention and launches a proxy contest, our business and our stock price could be adversely affected because:

•	responding to proxy contests and other actions by insurgent stockholders can be costly and time consuming, disrupting our operations and diverting the attention of management and our employees;

•

perceived uncertainties as to our future direction may harm our ability to attract investors in order to raise capital, including in the Rights Offering, and may impact our existing and potential development collaborations and/or strategic relationships and make it more difficult to attract and retain qualified personnel; and

•	if individuals are elected to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plan.

As discussed above, OTK is also seeking to prevent the 2013 Deleveraging Transactions announced on March 30, 2013, which we entered into to strengthen our balance sheet, simplify our capital structure and advance our strategic objective of transforming ourselves from an owner/operator of hotels to a global brand and management company. We believe success by OTK in its proxy contest or in preventing, impeding or delaying the 2013 Deleveraging Transaction from being consummated would materially and adversely affect our business and our prospects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The exhibits listed in the accompanying Exhibit Index are filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORGANS HOTEL GROUP CO.

/s/ MICHAEL J. GROSS
Michael J. Gross
Chief Executive Officer

/s/ RICHARD SZYMANSKI
Richard Szymanski
Chief Financial Officer and Secretary

May 8, 2013

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated May 11, 2006, by and among Morgans Hotel Group Co., MHG HR Acquisition Corp., Hard Rock Hotel, Inc. and Peter Morton (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 17, 2006)

2.2	First Amendment to Agreement and Plan of Merger, dated as of January 31, 2007, by and between Morgans Hotel Group Co., MHG HR Acquisition Corp., Hard Rock Hotel, Inc., (solely with respect to Section 1.6 and Section 1.8 thereof) 510 Development Corporation and (solely with respect to Section 1.7 thereof) Peter A. Morton (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 6, 2007)

3.1	Amended and Restated Certificate of Incorporation of Morgans Hotel Group Co. (incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on February 9, 2006)

3.2	Amended and Restated By-laws of Morgans Hotel Group Co. (incorporated by reference to Exhibit 3.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on February 9, 2006)

3.3	Certificate of Designations of Series of Preferred Stock Designated as Series A Preferred Securities of Morgans Hotel Group Co. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

4.1	Specimen Certificate of Common Stock of Morgans Hotel Group Co. (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on January 17, 2006)

4.2	Junior Subordinated Indenture, dated as of August 4, 2006, between Morgans Hotel Group Co., Morgans Group LLC and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 11, 2006)

4.3	Supplemental Indenture, dated as of November 2, 2009, by and among Morgans Group LLC, the Company and The Bank of New York Mellon Trust Company, National Association (as successor to JPMorgan Chase Bank, National Association), as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 4, 2009)

4.4	Amended and Restated Trust Agreement of MHG Capital Trust I, dated as of August 4, 2006, among Morgans Group LLC, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, and the Administrative Trustees Named Therein (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 11, 2006)

4.5	Amended and Restated Stockholder Protection Rights Agreement, dated as of October 1, 2009, between Morgans Hotel Group Co. and Mellon Investor Services LLC, as Rights Agent (including Forms of Rights Certificate and Assignment and of Election to Exercise as Exhibit A thereto and Form of Certificate of Designation and Terms of Participating Preferred Stock as Exhibit B thereto) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on October 2, 2009)

4.6	Amendment No. 1, dated as of October 15, 2009, to Amended and Restated Stockholder Protection Rights Agreement, dated as of October 1, 2009, between the Registrant and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

4.7	Amendment No. 2, dated as of April 21, 2010, to Amended and Restated Stockholder Protection Rights Agreement, dated as of October 1, 2009, between Morgans Hotel Group Co. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 22, 2010)

Exhibit Number	Description

4.8	Amendment No. 3, dated as of October 3, 2012, to Amended and Restated Stockholder Protection Rights Agreement, dated as of October 1, 2009 and as amended on October 15, 2009 and April 21, 2010, between Morgans Hotel Group Co. and Computershare Shareowner Services LLC (f/k/a Mellon Investors Services LLC), as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 4, 2012)

4.9	Indenture related to the Senior Subordinated Convertible Notes due 2014, dated as of October 17, 2007, by and among Morgans Hotel Group Co., Morgans Group LLC and The Bank of New York, as trustee (including form of 2.375% Senior Subordinated Convertible Note due 2014) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 17, 2007)

4.10	Registration Rights Agreement, dated as of October 17, 2007, between Morgans Hotel Group Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on October 17, 2007)

4.11	Form of Warrant for Warrants issued under Securities Purchase Agreement to Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

4.12	Warrant, dated October 15, 2009, issued to Yucaipa American Alliance Fund II, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

4.13	Warrant, dated October 15, 2009, issued to Yucaipa American Alliance Fund II, LLC (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

10.1†	Amendment No. 1 to the Employment Agreement for Michael Gross, dated February 28, 2013, by and between Morgans Hotel Group Co. and Michael Gross (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 4, 2013)

10.2†	Amendment No. 1 to the Employment Agreement for Yoav Gery, dated February 28, 2013, by and between Morgans Hotel Group Co. and Yoav Gery (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 4, 2013)

10.3†	Amendment No. 1 to the Employment Agreement for Daniel Flannery, dated February 28, 2013, by and between Morgans Hotel Group Co. and Daniel Flannery (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 4, 2013)

10.4	Exchange Agreement, dated as of March 30, 2013, among Morgans Hotel Group Co., Yucaipa American Alliance Fund II, L.P. , Yucaipa American Alliance (Parallel) Fund II, L.P. and Yucaipa Aggregator Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A filed on April 2, 2013)

10.5	Membership Interest Purchase Agreement (Delano Hotel, Miami Beach, Florida), dated as of March 30, 2013, between Morgans Group LLC and Vintage Deco Hospitality, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K/A filed on April 2, 2013)

10.6	Investment Agreement, dated as of March 30, 2013, between Morgans Hotel Group Co. and Yucaipa Aggregator Holdings, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K/A filed on April 2, 2013)

10.7	Registration Rights Agreement, dated as of March 30, 2013, among Morgans Hotel Group Co. and Yucaipa American Alliance Fund II, L.P., Yucaipa American Alliance (Parallel) Fund II, L.P. and Yucaipa Aggregator Holdings, LLC (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K/A filed on April 2, 2013)

Exhibit Number	Description

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Denotes a management contract or compensatory plan, contract or arrangement.