Form 10-Q
period 2013-06-30
Morgans Hotel Group Co.
filed 2013-08-06
CIK 1342126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of August 6, 2013 was 32,628,078.

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

Morgans Hotel Group Co.

Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Property and equipment, net	$299,442	$303,689
Goodwill	66,572	66,572
Investments in and advances to unconsolidated joint ventures	10,830	11,178
Cash and cash equivalents	9,796	5,847
Restricted cash	18,491	21,226
Accounts receivable, net	18,983	16,592
Related party receivables	3,337	5,754
Prepaid expenses and other assets	9,752	8,691
Deferred tax asset, net	78,758	78,758
Investment in TLG management contracts, net	26,585	29,469
Other assets, net	38,124	43,379

Total assets	$580,670	$591,155

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Debt and capital lease obligations	$555,057	$538,143
Accounts payable and accrued liabilities	37,331	34,627
Deferred gain on asset sales	137,429	141,401
Other liabilities	14,506	14,301

Total liabilities	744,323	728,472
Redeemable noncontrolling interest	6,049	6,053
Commitments and contingencies
Preferred stock, $.01 par value; liquidation preference $1,000 per share, 75,000 shares authorized and issued at June 30, 2013 and December 31, 2012, respectively	59,753	57,755
Common stock, $.01 par value; 200,000,000 shares authorized; 36,277,495 shares issued at June 30, 2013 and December 31, 2012, respectively	363	363
Additional paid-in capital	261,439	265,014
Treasury stock, at cost, 3,656,663 and 3,977,988 shares of common stock at June 30, 2013 and December 31, 2012, respectively	(53,447)	(58,917)
Accumulated other comprehensive loss	(20)	(50)
Accumulated deficit	(443,023)	(413,601)

Total Morgans Hotel Group Co. stockholders’ deficit	(174,935)	(149,436)
Noncontrolling interest	5,233	6,066

Total deficit	(169,702)	(143,370)

Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$580,670	$591,155

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.

Consolidated Statements of Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Revenues:
Rooms	$31,454	$25,743	$57,353	$46,619
Food and beverage	20,278	14,277	39,499	29,376
Other hotel	1,126	1,198	2,242	2,459

Total hotel revenues	52,858	41,218	99,094	78,454
Management fee-related parties and other income	7,849	6,573	14,264	12,632

Total revenues	60,707	47,791	113,358	91,086
Operating Costs and Expenses:
Rooms	9,471	7,772	18,475	15,438
Food and beverage	14,880	11,865	28,867	24,595
Other departmental	794	919	1,616	1,826
Hotel selling, general and administrative	10,412	9,300	20,853	18,786
Property taxes, insurance and other	4,279	3,613	8,561	7,566

Total hotel operating expenses	39,836	33,469	78,372	68,211
Corporate expenses, including stock compensation of $1.3 million, $1.6 million, $2.3 million, and $2.6 million, respectively	8,365	8,951	15,715	16,627
Depreciation and amortization	6,780	5,897	13,421	11,610
Restructuring and disposal costs	5,256	760	6,152	1,656
Development costs	577	1,277	1,397	2,588
Impairment loss on receivables and other assets from managed hotel and unconsolidated joint venture	5,775	—	5,775	—

Total operating costs and expenses	66,589	50,354	120,832	100,692
Operating loss	(5,882)	(2,563)	(7,474)	(9,606)
Interest expense, net	11,560	8,203	22,849	16,004
Equity in loss of unconsolidated joint ventures	336	2,706	495	3,616
Gain on asset sales	(2,005)	(1,995)	(4,010)	(3,991)
Other non-operating expenses	181	1,919	479	2,462

Loss before income tax expense	(15,954)	(13,396)	(27,287)	(27,697)
Income tax expense	236	121	436	314

Net loss	(16,190)	(13,517)	(27,723)	(28,011)
Net loss attributable to noncontrolling interest	182	124	298	337

Net loss attributable to Morgans Hotel Group	(16,008)	(13,393)	(27,425)	(27,674)
Preferred stock dividends and accretion	3,026	2,718	5,939	5,368

Net loss attributable to common stockholders	(19,034)	(16,111)	(33,364)	(33,042)
Other comprehensive loss: Unrealized gain (loss) on valuation of swap/cap agreements, net of tax	19	(1)	32	(5)

Comprehensive loss	$(19,015)	$(16,112)	$(33,332)	$(33,047)

Loss per share:
Basic and diluted attributable to common stockholders	$(0.59)	$(0.52)	$(1.03)	$(1.06)
Weighted average number of common shares outstanding:
Basic and diluted	32,464	31,261	32,451	31,185

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(27,723)	$(28,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,905	8,438
Amortization of other costs	3,516	3,172
Amortization of deferred financing costs	3,042	1,936
Amortization of discount on convertible notes	1,138	1,138
Amortization of deferred gain on asset sales	(4,010)	(3,991)
Stock-based compensation	2,297	2,627
Accretion of interest	1,384	1,049
Equity in losses from unconsolidated joint ventures	495	3,616
Impairment loss on receivables from managed hotels and unconsolidated joint venture	3,349	—
Impairment loss and loss on disposal of assets	2,604	102
Change in value of interest caps and swaps, net	33	—
Change in fair value of TLG promissory notes	(110)	1,310
Changes in assets and liabilities:
Accounts receivable, net	(4,281)	(1,492)
Related party receivables	958	(1,804)
Restricted cash	619	2,211
Prepaid expenses and other assets	(1,061)	(1,583)
Accounts payable and accrued liabilities	2,742	(2,946)

Net cash used in operating activities	(5,103)	(14,228)

Cash flows from investing activities:
Additions to property and equipment	(5,835)	(20,774)
Withdrawals from capital improvement escrows, net	2,116	1,578
Distributions from unconsolidated joint ventures	4	4
Additions to leasehold interests in Las Vegas restaurants	(208)	—
Investment in hotel development	(375)	—
Investments in and settlement related to unconsolidated joint ventures	(151)	(6,428)

Net cash used in investing activities	(4,449)	(25,620)

Cash flows from financing activities:
Proceeds from debt	20,000	20,000
Payments on debt and capital lease obligations	(5,498)	(17)
Debt issuance costs	(265)	(16)
Cash paid in connection with vesting of stock based awards	(337)	(236)
Distributions to holders of noncontrolling interests in consolidated subsidiaries	(399)	(490)

Net cash provided by financing activities	13,501	19,241

Net increase (decrease) in cash and cash equivalents	3,949	(20,607)
Cash and cash equivalents, beginning of period	5,847	28,855

Cash and cash equivalents, end of period	$9,796	$8,248

Supplemental disclosure of cash flow information:
Cash paid for interest	$18,074	$12,649

Cash paid for taxes	$150	$643

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

In connection with the Company’s initial public offering, the Former Parent contributed the subsidiaries and ownership interests in nine operating hotels in the United States and the United Kingdom to Morgans Group in exchange for membership units. Simultaneously, Morgans Group issued additional membership units to the Morgans Hotel Group Co. predecessor in exchange for cash raised by the Company from the initial public offering. The Former Parent also contributed all the membership interests in its hotel management business to Morgans Group in return for 1,000,000 membership units in Morgans Group exchangeable for shares of the Company’s common stock. The Company is the managing member of Morgans Group and has full management control. As of June 30, 2013, 954,065 membership units in Morgans Group remained outstanding.

On February 17, 2006, the Company completed its initial public offering. The Company issued 15,000,000 shares of common stock at $20 per share resulting in net proceeds of approximately $272.5 million, after underwriters’ discounts and offering expenses.

The Company has one reportable operating segment; it operates, owns, acquires, develops and redevelops boutique hotels, nightclubs, restaurants, bars and other food and beverage venues in many of the hotels it operates, as well as in hotels and casinos operated by MGM in Las Vegas. During the six months ended June 30, 2013 and 2012, the Company derived 10.8% and 12.1%, respectively, of its total revenues from international locations. The assets at these international locations were not significant during the periods presented.

Operating Hotels

The Company’s operating hotels as of June 30, 2013 are as follows:

Hotel Name	Location	Number of Rooms	Ownership
Hudson	New York, NY	866	(1)
Morgans	New York, NY	114	(2)
Royalton	New York, NY	168	(2)
Mondrian SoHo	New York, NY	263	(3)
Delano South Beach	Miami Beach, FL	194	(4)
Mondrian South Beach	Miami Beach, FL	229	(5)
Shore Club	Miami Beach, FL	309	(6)
Mondrian Los Angeles	Los Angeles, CA	237	(7)
Clift	San Francisco, CA	372	(8)
Ames	Boston, MA	114	(9)
Sanderson	London, England	150	(10)
St Martins Lane	London, England	204	(10)
Delano Marrakech	Marrakech, Morocco	71	(11)

(1)	The Company owns 100% of Hudson through its subsidiary, Henry Hudson Holdings LLC, which is part of a property that is structured as a condominium, in which Hudson constitutes 96% of the square footage of the entire building. As of June 30, 2013, Hudson has 866 guest rooms and 62 single room dwelling units (“SROs”). Each SRO is for occupancy by a single eligible individual. The unit need not, but may, contain food preparation or sanitary facilities, or both. SROs remain from the prior ownership of the building and the Company is by statute required to maintain these long-term tenants, unless the Company gets their consent, as long as they pay the Company their rent. Certain of the Company’s subsidiaries, including Henry Hudson Holdings LLC, Hudson Leaseco LLC, the lessee of our Hudson hotel, and certain related entities and lessees are required by the terms of the non-recourse indebtedness related to Hudson to maintain their status as “single purpose entities.” As such, their assets, which are included in the Company’s consolidated financial statements, are not available to satisfy the indebtedness or other obligations of our other subsidiaries.
(2)	Operated under a management contract; wholly-owned until May 23, 2011, when the hotel was sold to a third-party.
(3)	Operated under a management contract and owned through an unconsolidated joint venture in which the Company held a minority ownership interest of approximately 20% at June 30, 2013. See note 4.
(4)	Wholly-owned hotel.
(5)	Operated as a condominium hotel under a management contract and owned through a 50/50 unconsolidated joint venture. As of June 30, 2013, 217 hotel residences have been sold, of which 111 are in the hotel rental pool and are included in the hotel room count, and 118 hotel residences remain to be sold. See note 4.
(6)	Operated under a management contract and owned through an unconsolidated joint venture in which the Company held a minority ownership interest of approximately 7% as of June 30, 2013. See note 4.
(7)	Operated under a management contract; wholly-owned until May 3, 2011, when the hotel was sold to a third-party.
(8)	The hotel is operated under a long-term lease which is accounted for as a financing. See note 6.
(9)	Operated under a management contract. The management agreement was terminated effective July 17, 2013. See note 4.
(10)	Operated under a management contract; owned through a 50/50 unconsolidated joint venture until November 2011, when the Company sold its equity interests in the joint venture to a third-party. See note 4.
(11)	Operated under a management contract.

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

The Light Group Acquisition

On November 30, 2011 pursuant to purchase agreements entered into on November 17, 2011, certain of the Company’s subsidiaries completed the acquisition of 90% of the equity interests in TLG Acquisition LLC (“TLG Acquisition,” and together with its subsidiaries, “TLG”), for a purchase price of $28.5 million in cash and up to $18.0 million in notes (the “TLG Promissory Notes”) convertible into shares of the Company’s common stock at $9.50 per share subject to the achievement of certain EBITDA (earnings before interest, tax, depreciation and amortization) targets for the acquired business (“The Light Group Transaction”), as discussed in note 6. The TLG Promissory Notes were allocated $16.0 million to Andrew Sasson and $2.0 million to Andy Masi, collectively, the remaining 10% equity owners of TLG, and bear annual interest payments of 8% (increasing to 18% after the third anniversary of the closing date, as described in note 6). See also note 6 regarding the Notices of Change of Control received by the Company from Messrs. Sasson and Masi pursuant to the TLG Promissory Notes and note 7 regarding a lawsuit brought by Messrs. Sasson and Masi alleging a breach of contract and event of default relating to the TLG Promissory Notes.

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

Each of TLG’s venues is managed by a subsidiary of TLG Acquisition. Through the Company’s ownership of TLG, it recognizes management fees in accordance with the applicable management agreement which generally provides for base management fees as a percentage of gross sales, and incentive management fees as a percentage of net profits, as calculated pursuant to the management agreements. TLG’s management agreements are typically structured as 10-year initial term contracts (effective the opening date of each respective venue) with renewal options. In addition to TLG’s management of the food and beverage operations at Delano South Beach, as of June 30, 2013, TLG manages 18 venues in Las Vegas for MGM. Under TLG’s management agreements with various affiliates of MGM, all costs associated with the construction, build-out, FF&E, operating supplies, equipment and daily operational expenses are typically borne by each respective MGM affiliate. TLG’s management agreements may be subject to early termination in specified circumstances. For example, the agreements generally contain, among other covenants, a performance test that stipulates a minimum level of operating performance, and restrictions as to certain requirements of suitability, capacity, compliance with laws and material terms, financial stability, and certain of the management agreements require that certain named representatives must remain employed by or under contract to TLG.

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

Each of Messrs. Sasson and Masi received the right to require Morgans Group to purchase his equity interest in TLG at any time after November 30, 2014 at a purchase price equal to his percentage equity ownership interest multiplied by the product of seven times the Non-Morgans EBITDA for the preceding 12 months, subject to certain adjustments (the “Sasson-Masi Put Options”). In addition, Morgans Group has the right to require each of Messrs. Sasson and Masi to sell his 5% equity interest in TLG at any time after November 30, 2017 at a purchase price equal to his percentage equity ownership interest multiplied by the product of seven times the Non-Morgans EBITDA for the preceding 12 months, subject to certain adjustments. The Company initially accounted for the redeemable noncontrolling interest at fair value in accordance with ASC 805, Business Combinations. Due to the redemption feature associated with the Sasson-Masi Put Options, the Company classified the noncontrolling interest in temporary equity in accordance with the Securities and Exchange Commission’s guidance as codified in ASC 480-10, Distinguishing Liabilities from Equity. Subsequently, the Company will accrete the redeemable noncontrolling interest to its current redemption value, which approximates fair value, each period. The change in the redemption value does not impact the Company’s earnings or earnings per share. The Company recorded an obligation of $6.0 million related to the Sasson-Masi Put Options, which is recorded as redeemable noncontrolling interest on the June 30, 2013 consolidated balance sheet.

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

Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Restricted Cash

As required by certain debt and lease agreements, restricted cash consists of cash held in escrow accounts for taxes, ground rent, insurance premiums, and debt service or lease payments.

The Hudson 2012 Mortgage Loan, defined below in note 6, provides that, in the event the debt yield ratio falls below certain defined thresholds, all cash from the property is deposited into accounts controlled by the lenders from which debt service and operating expenses, including management fees, are paid and from which other reserve accounts may be funded. Any excess amounts are retained by the lenders until the debt yield ratio exceeds the required thresholds for three consecutive months. As of June 30, 2013, $5.4 million was held by the lenders in this reserve account.

As further required by certain debt or lease agreements where the Company is the hotel owner, the Company is typically required to reserve funds at amounts equal to 4% of the hotel’s revenues and the Company must set these funds aside in restricted escrow accounts for the future periodic replacement or refurbishment of furniture, fixtures and equipment. As replacements occur, the Company’s subsidiaries are eligible for reimbursement from these escrow accounts.

In addition, certain food and beverage ventures and hotels managed by the Company generally are subject to similar obligations under its management agreements, or under debt agreements related to such hotels. Such agreements typically require the food and beverage ventures and hotel owners to set aside restricted cash of between 2% to 4% of gross revenues of the venture or hotel for the future periodic replacement or refurbishment of furniture, fixtures and equipment.

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

The Company classified Delano South Beach as an asset held for sale, and TLG and the Company’s subsidiary that holds three Las Vegas restaurant leases as discontinued operations in its March 31, 2013 consolidated financial statements as the result of a deleveraging transaction the Company announced on April 1, 2013. Such deleveraging transaction is subject to substantial uncertainty, including litigation challenging, among other things, the validity of the transaction and a purported notice of termination delivered to the Company by certain Yucaipa entities in June 2013. As such, the Company believes it is not reasonably likely that the deleveraging transaction will be consummated. Therefore, Delano South Beach, TLG and the three restaurant leases are now presented as held for use in the accompanying consolidated financial statements.

Investments in and Advances to Unconsolidated Joint Ventures

The Company accounts for its investments in unconsolidated joint ventures using the equity method as it does not exercise control over significant asset decisions such as buying, selling or financing nor is it the primary beneficiary under ASC 810-10, as discussed above. Under the equity method, the Company increases its investment for its proportionate share of net income and contributions to the joint venture and decreases its investment balance by recording its proportionate share of net loss and distributions. For investments in which there is recourse or unfunded commitments to provide additional equity, distributions and losses in excess of the investment are recorded as a liability. As of June 30, 2013, there were no liabilities recorded related to these investments.

Investment in TLG Management Contracts, net

Investment in TLG management contracts represents the fair value of the TLG management contracts. TLG operates numerous nightclubs, restaurants and bar venues primarily in Las Vegas pursuant to management agreements with MGM. The management contract assets are being amortized, using the straight line method, over the expected life of each applicable management contract.

Other Assets

In August 2012, the Company entered into an agreement with MGM to convert THEhotel to Delano Las Vegas, which will be managed by MGM pursuant to a 10-year licensing agreement, with two 5-year extensions at the Company’s option, subject to performance thresholds. In addition, the Company acquired the leasehold interests in three restaurants at Mandalay Bay in Las Vegas from an existing tenant for $15.0 million in cash at closing and a deferred, principal-only $10.6 million promissory note (“Restaurant Lease Note”) to be paid over seven years, which the Company recorded at fair value as of the date of issuance of $7.5 million, as discussed in note 6. The venues have been re-concepted and renovated and are managed by TLG. The three restaurants are being operated pursuant to 10-year operating leases with an MGM affiliate, pursuant to which the Company pays minimum annual lease payments and a percentage rent based on cash flow. The Company allocated the total consideration paid, or to be paid, to the license agreement and the restaurant leasehold asset based on their respective fair values. The Company will amortize the fair value of the license agreement, using the straight line method, over the 10-year life of the license agreement, and the fair value of the restaurant leasehold interests, using the straight line method, over the 10-year life of the operating leases.

Further, other assets consists of key money payments related to hotels under development, as discussed further in note 7, deferred financing costs and fair value of the lease agreements in the food and beverage venues at Sanderson and St Martins Lane, which the Company acquired in the CGM Transaction, as discussed further in note 1. During the three and six months ended June 30, 2013, the Company recorded a non-cash impairment charge of $2.4 million related to its key money investment in Delano Marrakech. The Sanderson and St Martins Lane food and beverage lease agreements are being amortized, using the straight line method, over the expected life of the agreements. Deferred financing costs included in other assets are being amortized, using the straight line method, which approximates the effective interest rate method, over the terms of the related debt agreements.

Redeemable Noncontrolling Interest

Due to the redemption feature associated with the Sasson-Masi Put Options, the Company classifies the noncontrolling interest in temporary equity in accordance with the Securities and Exchange Commission’s guidance as codified in ASC 480-10, Distinguishing Liabilities from Equity. Subsequently, the Company will accrete the redeemable noncontrolling interest to its current redemption value, which approximates fair value, each period. The change in the redemption value does not impact the Company’s earnings or earnings per share.

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

Income taxes for the three and six months ended June 30, 2013 and 2012, were computed using the Company’s effective tax rate.

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

The Company has entered into warrant agreements with Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P., (collectively, the “Yucaipa Investors”) to purchase a total of 12,500,000 shares of the Company’s common stock at an exercise price of $6.00 per share (the “Yucaipa Warrants”). In addition, the Yucaipa Investors have certain consent rights over certain transactions for so long as they collectively own or have the right to purchase through exercise of the Yucaipa Warrants 6,250,000 shares of the Company’s common stock.

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

In connection with the three restaurant leases in Las Vegas, the Company issued a principal only $10.6 million Restaurant Lease Note to be paid over seven years. The Restaurant Lease Note does not bear interest except in the event of default, as defined by the agreement. In accordance with ASC 470, Debt, the Company imputed interest on the Restaurant Lease Note, which is recorded at fair value on the accompanying consolidated balance sheet. On the date of grant, the Company determined the fair value of the Restaurant Lease Note to be $7.5 million imputing an interest rate of 10%. The Company has determined that the majority of the inputs used to value the Restaurant Lease Note fall within Level 2 of the fair value hierarchy, which accordingly has been classified as Level 2 fair value measurements.

During the three and six months ended June 30, 2013, the Company recognized non-cash impairment charges related to the Company’s receivables due from and other assets related to Mondrian SoHo, Ames, and Delano Marrakech totaling $6.0 million, of which $5.8 million was recorded as an impairment loss on receivables and other assets from unconsolidated joint venture and managed hotel and $0.2 million was recorded through equity in loss of unconsolidated joint venture on the consolidated statements of comprehensive loss. During the three and six months ended June 30, 2012, the Company recognized non-cash impairment charges related to the Company’s investments in Mondrian SoHo of $0.1 million and $0.6 million, respectively, through equity in loss from unconsolidated joint ventures. The Company’s estimated fair value relating to these impairment assessments was based primarily upon Level 3 measurements, including a discounted cash flow analysis to estimate the fair value of the assets taking into account the assets expected cash flow, holding period and estimated proceeds from the disposition of assets, as well as market and economic conditions.

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, and fixed and variable rate debt. Management believes the carrying amount of the aforementioned financial instruments, excluding fixed-rate debt, is a reasonable estimate of fair value as of June 30, 2013 and December 31, 2012 due to the short-term maturity of these items or variable market interest rates for debt.

The fair market value of the Company’s $247.6 million of fixed rate debt, which includes the Company’s trust preferred securities, TLG Promissory Notes at fair value, Restaurant Lease Note, discussed above, and Convertible Notes at face value, as discussed in note 6, as of June 30, 2013 was approximately $236.1 million, using market rates. The fair market value of the Company’s $248.0 million of fixed rate debt, which includes the Company’s trust preferred securities, TLG Promissory Notes at fair value, Restaurant Lease Note, discussed above, and Convertible Notes at face value, as discussed in note 6, as of December 31, 2012 was approximately $240.8 million, using market rates.

Although the Company has determined that the majority of the inputs used to value its fixed rate debt fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its fixed rate debt utilize Level 3 inputs, such as estimates of current credit spreads. However, as of June 30, 2013 and December 31, 2012, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its fixed rate debt and determined that the credit valuation adjustments are not significant to the overall valuation of its fixed rate debt. Accordingly, all derivatives have been classified as Level 2 fair value measurements.

Stock-based Compensation

The Company accounts for stock based employee compensation using the fair value method of accounting described in ASC 718-10. For share grants, total compensation expense is based on the price of the Company’s stock at the grant date. For option grants, the total compensation expense is based on the estimated fair value using the Black-Scholes option-pricing model. For awards under the Company’s Outperformance Award Program, discussed in note 8, long-term incentive awards, the total compensation expense is based on the estimated fair value using the Monte Carlo pricing model. Compensation expense is recorded ratably over the vesting period. Stock compensation expense recognized for the three and six months ended June 30, 2013 and 2012 was $1.3 million, $1.6 million, $2.3 million and $2.6 million, respectively.

Loss Per Share

Basic net loss per common share is calculated by dividing net loss available to common stockholders, less any dividends on unvested restricted common stock, by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per common share is calculated by dividing net loss available to common stockholders, less dividends on unvested restricted common stock, by the weighted-average number of shares of common stock outstanding during the period, plus other potentially dilutive securities, such as unvested shares of restricted common stock and warrants.

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

The membership units in Morgans Group, the Company’s operating company, owned by the Former Parent are presented as a noncontrolling interest in Morgans Group in the consolidated balance sheets and were approximately $5.2 million and $6.1 million as of June 30, 2013 and December 31, 2012, respectively. The noncontrolling interest in Morgans Group is: (i) increased or decreased by the limited members’ pro rata share of Morgans Group’s net income or net loss, respectively; (ii) decreased by distributions; (iii) decreased by exchanges of membership units for the Company’s common stock; and (iv) adjusted to equal the net equity of Morgans Group multiplied by the limited members’ ownership percentage immediately after each issuance of units of Morgans Group and/or shares of the Company’s common stock and after each purchase of treasury stock through an adjustment to additional paid-in capital. Net income or net loss allocated to the noncontrolling interest in Morgans Group is based on the weighted-average percentage ownership throughout the period.

Reclassifications

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.

3. Loss Per Share

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

Basic loss per share is calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share include the effect of potential shares outstanding, including dilutive securities. Potential dilutive securities may include shares and options granted under the Company’s stock incentive plan and membership units in Morgans Group, which may be exchanged for shares of the Company’s common stock under certain circumstances. The 954,065 Morgans Group membership units (which may be converted to cash, or at the Company’s option, common stock) held by third parties at June 30, 2013, Yucaipa Warrants (as discussed in note 9), unvested restricted stock units, LTIP Units (as defined in note 8), stock options, OPP LTIP Units and shares issuable upon conversion of outstanding Convertible Notes have been excluded from the diluted net loss per common share calculation, as there would be no effect on reported diluted net loss per common share.

The table below details the components of the basic and diluted loss per share calculations (in thousands, except for per share data). The Company has not had any undistributed earnings in any calendar quarter presented. Therefore, the Company does not present earnings per share following the two-class method.

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Numerator:
Net loss	$(16,190)	$(13,517)
Net loss attributable to noncontrolling interest	182	124

Net loss attributable to Morgans Hotel Group Co.	(16,008)	(13,393)
Less: preferred stock dividends and accretion	3,026	2,718

Net loss attributable to common stockholders	$(19,034)	$(16,111)

Denominator, continuing and discontinued operations:
Weighted average basic common shares outstanding	32,464	31,261
Effect of dilutive securities	—	—

Weighted average diluted common shares outstanding	32,464	31,261

Basic and diluted loss available to common stockholders per common share	$(0.59)	$(0.52)

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Numerator:
Net loss	$(27,723)	$(28,011)

Net loss attributable to noncontrolling interest	298	337

Net loss attributable to Morgans Hotel Group Co.	(27,425)	(27,674)
Less: preferred stock dividends and accretion	5,939	5,368

Net loss attributable to common stockholders	$(33,364)	$(33,042)

Denominator, continuing and discontinued operations:
Weighted average basic common shares outstanding	32,451	31,185
Effect of dilutive securities	—	—

Weighted average diluted common shares outstanding	32,451	31,185

Basic and diluted loss available to common stockholders per common share	$(1.03)	$(1.06)

4. Investments in and Advances to Unconsolidated Joint Ventures

The Company’s investments in and advances to unconsolidated joint ventures and its equity in earnings (losses) of unconsolidated joint ventures are summarized as follows (in thousands):

Investments

Entity	As of June 30, 2013	As of December 31, 2012
Mondrian Istanbul	$10,392	$10,392
Mondrian South Beach food and beverage—MC South Beach	280	628
Other	158	158

Total investments in and advances to unconsolidated joint ventures	$10,830	$11,178

Equity in loss of unconsolidated joint ventures

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Mondrian South Beach	$—	$(2,400)	$—	$(2,665)
Mondrian South Beach food and beverage—MC South Beach	(189)	(208)	(348)	(356)
Mondrian SoHo	—	(100)	—	(597)
Other	(147)	2	(147)	2

Total	$(336)	$(2,706)	$(495)	$(3,616)

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

As of June 30, 2013, the joint venture’s outstanding nonrecourse mortgage loan and mezzanine loan was $67.4 million, in the aggregate, and the outstanding mezzanine debt owed to affiliates of the joint venture partners was $28.0 million.

The joint venture is in the process of selling units as condominiums, subject to market conditions, and unit buyers will have the opportunity to place their units into the hotel’s rental program. As of June 30, 2013, 217 hotel residences have been sold, of which 111 are in the hotel rental pool, and 118 hotel residences remain to be sold. In addition to hotel management fees, the Company could also realize fees from the sale of condominium units.

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

As of June 30, 2013, the Mondrian SoHo joint venture’s outstanding mortgage debt secured by the hotel was $196.0 million, excluding $24.5 million of deferred interest. The loan matured on November 15, 2012. In January 2013, the lender initiated foreclosure proceedings seeking, among other things, the ability to sell the property free and clear of the Company’s management agreement. The Company moved to dismiss the lender’s complaint on the grounds that, among other things, its management agreement is not terminable upon a foreclosure. The lender opposed the Company’s motion to dismiss and moved for summary judgment. Both motions are currently pending with argument set for mid-August 2013.

In February 2013, the owner of Mondrian SoHo, a joint venture in which Morgans Group owns a 20% equity interest, gave notice purporting to terminate the Company’s subsidiary as manager of the hotel. It also filed a lawsuit against the Company seeking termination of the management agreement on the same grounds. On April 8, 2013, the Company moved to dismiss the complaint, the owner subsequently moved for summary judgment and those motions are pending. The Company believes it has the right to continue to manage the hotel following a foreclosure, subject to certain circumstances, and intends to continue to vigorously defend its rights to manage the property under its management agreement and related agreements, but cannot provide assurance that it will be successful.

On April 30, 2013, the Company filed a lawsuit against its joint venture partner and its parent in New York Supreme Court for damages based on the wrongful attempted termination of the management agreement, defamation, and breach of fiduciary and other obligations under the parties’ joint venture agreement. The response to that suit is due in late August 2013.

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

As of June 30, 2013 the Company’s financial statements reflect no value for its investment in the Mondrian SoHo joint venture. During the three and six months ended June 30, 2013, the Company recorded a non-cash impairment charge of $1.5 million related to certain outstanding receivables due from Mondrian SoHo.

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

The Company contributed a total of approximately $12.1 million in equity, of which $0.2 million was contributed during the second quarter of 2013 and impaired through equity in loss of unconsolidated joint venture, for an approximately 31% interest in the ownership joint venture. The joint venture obtained a loan for $46.5 million secured by the hotel, which matured on October 9, 2012 and the mortgage lender served the joint venture with a notice of event of default stating that the nonrecourse mortgage refinancing on the property was not repaid when it matured.

On April 26, 2013, the joint venture closed on a new loan agreement with the mortgage lenders that provides for a reduction of the mortgage debt and an extension of maturity in return for a cash paydown. The Company did not contribute to the cash paydown and instead entered into an agreement with its joint venture partner pursuant to which, among other things, (1) the Company assigned its equity interests in the joint venture to its joint venture partner, (2) the Company agreed to give its joint venture partner the right to terminate its management agreement upon 60 days prior notice in return for an aggregate payment of $1.8 million, and (3) a creditworthy affiliate of the Company’s joint venture partner has assumed all or a portion of the Company’s potential liability with respect to historic tax credit guaranties, with the Company’s liability for any tax credit guaranties capped, in any event, at $3.0 million in the aggregate. The potential liability for historic tax credit guaranties relates to approximately $16.9 million of federal and state historic rehabilitation tax credits that Ames qualified for at the time of its development.

In May 2013, the hotel owner exercised its right to terminate the Company’s management agreement effective July 17, 2013, and on July 17, 2013 the management agreement terminated. The Company received $0.9 million of the $1.8 million payment during the second quarter of 2013, which was recorded in management fee-related parties other income on the consolidated statement of comprehensive loss, and received the remaining $0.9 million in July 2013, which will be recorded in the Company’s third quarter consolidated financial statements.

In December 2011, the Ames joint venture was determined to be a variable interest entity as a result of the upcoming debt maturity, and because its equity was considered insufficient to permit the entity to finance its own activities. However, the Company determined that it was not the primary beneficiary and, therefore, consolidation of this joint venture was not required. The Company’s investment in Ames has been zero since September 2011 when based on the then prevailing economic conditions and the upcoming mortgage debt maturity, the joint venture concluded that the hotel was impaired.

Shore Club

The Company operates Shore Club under a management contract and owned a minority ownership interest of approximately 7% at June 30, 2013. On September 15, 2009, the joint venture that owns Shore Club received a notice of default on behalf of the special servicer for the lender on the joint venture’s mortgage loan for failure to make its September monthly payment and for failure to maintain its debt service coverage ratio, as required by the loan documents. In March 2010, the lender for the Shore Club mortgage initiated foreclosure proceedings in U.S. federal district court. In October 2010, the federal court dismissed the case for lack of jurisdiction. In November 2010, the lender initiated foreclosure proceedings in state court and a bench trial took place in June 2012 during which the trial court granted a default ruling of foreclosure. Entry of the trial court’s foreclosure judgment was delayed by appellate proceedings relating to a motion to disqualify the trial judge and certain other trial court ruling. In May 2013, the trial court entered a final judgment of foreclosure and set a June 25, 2013 foreclosure sale. The joint venture subsequently filed motions with the trial court challenging judgment calculations, to stay the judgment pending appeal, and to bond the appeals, but the trial court denied all of the joint ventures actions. On June 24, 2013, the joint venture agreed to a six-month refinancing with a new lender which expires on December 24, 2013, which stopped the foreclosure sale. The foreclosure judgment has been satisfied by the joint venture, and a notice of that satisfaction was filed with the court on July 9, 2013, resolving the foreclosure judgment. The Company has operated and expects to continue to operate the hotel pursuant to the management agreement.

Mondrian Istanbul

In December 2011, the Company announced a new hotel management agreement for an approximately 128 room Mondrian-branded hotel to be located in the Old City area of Istanbul, Turkey. The hotel is scheduled to open in 2014. In December 2011 and January 2012, the Company contributed an aggregate of $10.3 million, $5.1 of which was funded in January 2012, in the form of equity and key money and has a 20% ownership interest in the venture owning the hotel. The Company has no additional funding commitments in connection with this project.

5. Other Liabilities

Other liabilities consist of the following (in thousands):

	As of June 30, 2013	As of December 31, 2012
Designer fee claim	$13,866	$13,866
OPP LTIP Units Liability (note 8)	640	435

	$14,506	$14,301

Designer Fee Claim

As of June 30, 2013 and December 31, 2012, other liabilities consist of $13.9 million related to a designer fee claim. The Former Parent had an exclusive service agreement with a hotel designer, pursuant to which the designer has made various claims related to the agreement. Although the Company is not a party to the agreement, it may have certain contractual obligations or liabilities to the Former Parent in connection with the agreement. According to the agreement, the designer was owed a base fee for each designed hotel, plus 1% of gross revenues, as defined in the agreement, for a 10-year period from the opening of each hotel. In addition, the agreement also called for the designer to design a minimum number of projects for which the designer would be paid a minimum fee. A liability amount has been estimated and recorded in these consolidated financial statements before considering any defenses and/or counter-claims that may be available to the Company or the Former Parent in connection with any claim brought by the designer. The estimated costs of the design services were capitalized as a component of the applicable hotel and amortized over the five-year estimated life of the related design elements. Through December 31, 2009, interest was accreted each year on the liability and charged to interest expense using a rate of 9%.

OPP LTIP Units Liability

As discussed further in note 8, the estimated fair value of the OPP LTIP Units liability was approximately $0.6 million and $0.4 million at June 30, 2013 and December 31, 2012, respectively.

6. Debt and Capital Lease Obligations

Debt and capital lease obligations consists of the following (in thousands):

Description	As of June 30, 2013	As of December 31, 2012	Interest rate at June 30, 2013
Notes secured by Hudson (a)	$180,000	$180,000	8.90%(LIBOR + 8.40%, LIBOR floor of 0.50%)
Clift debt (b)	90,283	89,136	9.60%
Liability to subsidiary trust (c)	50,100	50,100	8.68%
Convertible Notes, face value of $172.5 million (d)	169,559	168,421	2.38%
Revolving credit facility (e)	34,000	19,000	5.00% (LIBOR + 4.00%, LIBOR floor of 1.00%)
TLG Promissory Note (f)	17,820	17,930	(f)
Capital lease obligations (g)	6,118	6,127	(g)
Restaurant Lease Note (h)	7,177	7,429	(h)

Debt and capital lease obligation	$555,057	$538,143

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

(c) Liability to Subsidiary Trust Issuing Preferred Securities

On August 4, 2006, a newly established trust formed by the Company, MHG Capital Trust I (the “Trust”), issued $50.0 million in trust preferred securities in a private placement. The Company owns all of the $0.1 million of outstanding common stock of the Trust. The Trust used the proceeds of these transactions to purchase $50.1 million of junior subordinated notes issued by the Company’s operating company and guaranteed by the Company (the “Trust Notes”) which mature on October 30, 2036. The sole assets of the Trust consist of the Trust Notes. The terms of the Trust Notes are substantially the same as preferred securities issued by the Trust. The Trust Notes and the preferred securities have a fixed interest rate of 8.68% until October 2016, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus 3.25% per annum. As of June 30, 2013, the Trust Notes are redeemable by the Trust, at the Company’s option, at par, and the Company has not redeemed any Trust Notes. To the extent the Company redeems the Trust Notes, the Trust is required to redeem a corresponding amount of preferred securities.

The Company has identified that the Trust is a variable interest entity under ASC 810-10. Based on management’s analysis, the Company is not the primary beneficiary under the trust. Accordingly, the Trust is not consolidated into the Company’s financial statements. The Company accounts for the investment in the common stock of the Trust under the equity method of accounting.

In the event the Company were to undertake a transaction that was deemed to constitute a transfer of its properties and assets substantially as an entirety within the meaning of the indenture, the Company may be required to repay the Trust Notes prior to its maturity or obtain the trustee’s consent in connection with such transfer.

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

The Indenture governing the Company’s Convertible Notes provides that upon the occurrence of a Change of Control, as defined in the indenture agreement, in certain circumstances, the holders of the Convertible Notes have the right to require the Company to purchase their Convertible Notes at a price and during the period specified in the indenture agreement. Prior to the 2013 Annual Meeting of Stockholders (the “2013 Annual Meeting”), a majority of the Continuing Directors (as defined in the indenture agreement) adopted a resolution approving the nomination of the OTK Associates, LLC (“OTK”) nominees for election to the Board of Directors at the 2013 Annual Meeting for the purpose of assuring that OTK’s nominees constitute Continuing Directors under the indenture agreement. Such action was taken to ensure that the election of OTK’s nominees at the 2013 Annual Meeting did not constitute a Change of Control.

In the event the Company were to undertake a transaction that was deemed to constitute a transfer of all or substantially all of the assets of the Company within the meaning of the indenture, the Company may be required to repay the Convertible Notes prior to its maturity or obtain the trustee’s consent in connection with such transfer.

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

As of June 30, 2013, the Company’s maximum borrowing availability on the Delano Credit Facility was $100.0 million, of which the Company had $34.0 million outstanding, and had a $10.0 million letter of credit outstanding securing the Company’s key money commitment obligation related to Mondrian at Baha Mar.

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

The Borrowers’ ability to borrow on the Delano Credit Facility is subject to ongoing compliance by the Company and the Borrowers with various customary affirmative and negative covenants, including limitations on liens, indebtedness, issuance of certain types of equity, affiliated transactions, investments, distributions, mergers and asset sales. In addition, the Delano Credit Facility requires that the Company and the Borrowers maintain a fixed charge coverage ratio (consolidated EBITDA to consolidated fixed charges) of no less than (i) 1.05 to 1.00 at all times on or prior to June 30, 2012 and (ii) 1.10 to 1.00 at all times thereafter. As of June 30, 2013, the Company was in compliance with the fixed charge coverage ratio under the Delano Credit Facility and the fixed charge coverage ratio was 1.45x.

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

As of the issue date, the fair value of the TLG Promissory Notes was estimated at approximately $15.5 million utilizing a Monte Carlo simulation to estimate the probability of the performance conditions being satisfied. The Monte Carlo simulation used a statistical formula underlying the Black-Scholes and binomial formulas and such simulation was run approximately 100,000 times. For each simulation, the payoff is calculated at the settlement date, which is then discounted to the award date at a risk-free interest rate. The average of the values over all simulations is the expected value on the issuance date. Assumptions used in the valuations included factors associated with the underlying performance of the Company’s stock price and total stockholder return over the term of the TLG Promissory Notes including total stockholder return, volatility and risk-free interest. The fair value of the TLG Promissory Notes was estimated as of the issue date using the following assumptions in the Monte-Carlo simulation: expected price volatility for the Company’s stock of 25%; a risk free rate of 0.4%; and no dividend payments over the measurement period. The fair value of the TLG Promissory Notes was $17.8 million as of June 30, 2013 and was estimated using the following assumptions in the Monte-Carlo simulation: expected price volatility for the Company’s stock of 15%; a risk free rate of 1.3%; and no dividend payments over the measurement period.

On June 17, 2013, the Company received Notices of Change of Control from Andrew Sasson and Andy Masi pursuant to the TLG Promissory Notes (together, the “Notices”). The TLG Promissory Notes are guaranteed by the Company. The Notices claim that a total of $18.5 million of outstanding principal balances under the Promissory Notes, plus any accrued and unpaid interest, are due and payable to Mr. Sasson and Mr. Masi as the result of a “Change of Control” of the Company in connection with the election of directors at the Company’s 2013 Annual Meeting. On August 1, 2013, the Company received a purported notice of Event of Default, acceleration and default interest under the TLG Promissory Notes. On August 5, 2013, Messrs. Sasson and Masi filed a lawsuit in the Supreme Court of the State of New York against TLG Acquisition LLC and Morgans Group LLC alleging, among other things, breach of contract and an event of default under the TLG Promissory Notes as a result of the Company’s failure to repay the TLG Promissory Notes following an alleged “Change of Control” of the Company. The complaint seeks $16 million on behalf of Andrew Sasson and $2 million on behalf of Andy Masi, plus interest compounded to principal, plus accrued and unpaid interest and reasonable costs and expenses incurred in the lawsuit. The Company believes that a Change of Control, within the meaning of the TLG Promissory Notes, has not occurred and that no prepayments are required under the TLG Promissory Notes. The Company intends to vigorously defend itself against the lawsuit. Under the Company’s Delano Credit Facility, a mandatory prepayment under the TLG Promissory Notes could constitute an event of default.

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

The second lease requires the Company to make annual payments, currently $328,128 (subject to increases due to increases in the Consumer Price Index), through December 2098. The Company has allocated both lease payments between the land and building based on their estimated fair values. The portion of the payments allocated to the building has been capitalized at the present value of the future minimum lease payments. The portion of the payments allocable to the land is treated as operating lease payments. The imputed interest rate on both of these leases is 8%, which is based on the Company’s incremental borrowing rate at the time the lease agreement was executed. The capital lease obligations related to the units amounted to approximately $6.1 million as of June 30, 2013 and December 31, 2012, respectively. Substantially all of the principal payments on the capital lease obligations are due at the end of the lease agreements.

The Company has also entered into capital lease obligations, which are immaterial to the Company’s consolidated financial statements, related to equipment at certain of the hotels.

(h) Restaurant Lease Note

As discussed in note 2, in August 2012, the Company acquired the leasehold interests in three restaurants at Mandalay Bay from an existing tenant for $15.0 million in cash at closing and the issuance of a principal-only $10.6 million Restaurant Lease Note to be paid over seven years. The Restaurant Lease Note does not bear interest except in the event of default, as defined in the agreement. In accordance with ASC 470, Debt, the Company imputed interest on the Restaurant Lease Note, which was recorded at its fair value of $7.5 million as of the date of issuance. At June 30, 2013, the balance outstanding recorded on the Restaurant Lease Note is $7.2 million.

7. Commitments

Hotel Development Related Commitments

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

The following table details, as of June 30, 2013 and December 31, 2012, the Company’s key money, equity investment and debt financing commitments for hotels under development as well as potential funding obligations under cash flow guarantees at operating hotels and hotels under development at the maximum amount under the applicable contracts, but excluding contracts where the maximum amount cannot be determined (in thousands):

	As of June 30, 2013 (1)	As of December 31, 2012 (1)
Key money, equity investment and debt financing commitments (2)	$31,296	$32,040
Cash flow guarantees (3)	32,729	33,600

Total maximum future funding commitments	$64,025	$65,640

Amounts due within one year (4)	$24,296	$—

(1)	The currency translation is based on an exchange rate of the applicable local currency to U.S. dollar using the exchange rate as of the end of the applicable reporting period.

(2)	As of June 30, 2013 and December 31, 2012, these commitments consist of key money commitments. The Company had no equity or debt financing commitments at June 30, 2013 or December 31, 2012.
(3)	Amount includes an $8.0 million performance cash flow guarantee related to Delano Marrakech, which the Company believes it is not obligated to fund in the event of a default of the management agreement terms. The Company served the owner of Delano Marrakech with a notice of default in June 2013, discussed further below.
(4)	Amount represents £9.4 million (or approximately $14.3 million as of June 30, 2013) in key money for Mondrian London, which is expected to open in the first quarter of 2014, and funding of $10.0 million in key money for Mondrian at Baha Mar which is secured by a related letter of credit as of June 30, 2013. The Company’s Delano Credit Facility matures in July 2014.

In September 2012, the Company opened Delano Marrakech, a 71 room hotel in Marrakech, Morocco. The Company currently manages Delano Marrakech pursuant to a 15-year management agreement, with extension options. Through certain cash flow guarantees which stipulate certain minimum levels of operating performance, the Company may have potential future funding obligations related to Delano Marrakech, which are disclosed in the hotel commitments and guarantees table above. In June 2013, the Company served the owner of Delano Marrakech with a notice of default for, among other things, failure to pay fees and reimbursable expenses and to operate the hotel in accordance with the standards under the management agreement. The Company believes that unless and until the defaults are cured, its obligations under the performance-based cash flow guarantee are no longer applicable.

In March 2013, the Company formally agreed to allow the owners of Hudson London to extend their option period for converting an approximately $17.0 million cash flow guarantee, which would become effective once the hotel is opened, into an equity obligation of £6 million and a key money obligation of £2 million (collectively, approximately $12.2 million as of June 30, 2013). In the event the owners exercise such conversion option, the equity and key money obligations could become due as early as 2013 once the owners finalize the capital plan.

In July 2013, the Company entered into a hotel management agreement for an approximately 211-room Delano-branded hotel to be located in Cartagena, Colombia. Upon completion and opening of the hotel, which is expected to have some condominium hotel units for sale, the Company will operate the hotel pursuant to a 20-year management agreement, with one 10-year extension option. The hotel is scheduled to open in 2016. Through certain cash flow guarantees which stipulate certain minimum levels of operating performance, the Company may have potential future funding obligations related to Delano Cartagena, once opened. The maximum amount of such future funding obligations under the applicable contract is approximately $5.0 million.

As the Company pursues its growth strategy, it may continue to invest in new management agreements through key money, equity investments and cash flow guarantees. To fund any such future investments, the Company may from time to time pursue additional potential financing opportunities it has available.

The Company has signed management or license agreements for various hotels which are in the development stage. As of June 30, 2013, these include the following:

	Expected Room Count	Anticipated Opening	Initial Term
Hotels Currently Under Construction or Renovation:
Mondrian Doha	270	2014	30 years
Delano Las Vegas	1,114	2014	10 years	(1)
Mondrian London	360	2014	25 years
Mondrian at Baha Mar	310	2015	20 years
Delano Moscow	160	2015	20 years
Other Signed Agreements:
Mondrian Istanbul	128	2016	20 years
Delano Aegean Sea	150	2016	20 years
Hudson London	234	2015	20 years
Delano, Cartagena	211	2016	20 years

(1)	Delano Las Vegas is subject to a license agreement pursuant to which the hotel will be managed by MGM.

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

The Company’s hotel management agreements for Royalton and Morgans contain cash flow guarantee performance tests that stipulate certain minimum levels of operating performance. These performance test provisions give the Company the option to fund a shortfall in operating performance limited to the Company’s earned base fees. If the Company chooses not to fund the shortfall, the hotel owner has the option to terminate the management agreement. As of June 30, 2013, approximately $0.5 million was accrued as a reduction to management fees related to these performance test provisions. The Company’s maximum potential amount of future fundings related to the Royalton and Morgans performance guarantee cannot be determined as of June 30, 2013, but under the hotel management agreements is limited to the Company’s base fees earned.

Operating Joint Venture Hotels Commitments and Guarantees

The following details obligations the Company has or may have related to its operating joint venture hotels as of June 30, 2013.

Mondrian South Beach Mortgage and Mezzanine Agreements. Morgans Group and affiliates of its joint venture partner have agreed to provide standard nonrecourse carve-out guaranties and provide certain limited indemnifications for the Mondrian South Beach mortgage and mezzanine loans. In the event of a default, the lenders’ recourse is generally limited to the mortgaged property or related equity interests, subject to standard nonrecourse carve-out guaranties for “bad boy” type acts. Morgans Group and affiliates of its joint venture partner also agreed to guaranty the joint venture’s obligation to reimburse certain expenses incurred by the lenders and indemnify the lenders in the event such lenders incur liability in connection with certain third-party actions. Morgans Group and affiliates of its joint venture partner have also guaranteed the joint venture’s liability for the unpaid principal amount of any seller financing note provided for condominium sales if such financing or related mortgage lien is found unenforceable, provided they shall not have any liability if the seller financed unit becomes subject to the lien of the lender’s mortgage or title to the seller financed unit is otherwise transferred to the lender or if such seller financing note is repurchased by Morgans Group and/or affiliates of its joint venture at the full amount of unpaid principal balance of such seller financing note. In addition, although construction is complete and Mondrian South Beach opened on December 1, 2008, Morgans Group and affiliates of its joint venture partner may have continuing obligations under construction completion guaranties until all outstanding payables due to construction vendors are paid. As of June 30, 2013, there are remaining payables outstanding to vendors of approximately $0.7 million. Pursuant to a letter agreement with the lenders for the Mondrian South Beach loan, the joint venture agreed that these payables, many of which are currently contested or under dispute, will not be paid from operating funds but only from tax abatements and settlements of certain lawsuits. In the event funds from tax abatements and settlements of lawsuits are insufficient to repay these amounts in a timely manner, the Company and its joint venture partner are required to fund the shortfall amounts.

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

Ames. On April 26, 2013, the joint venture closed on a new loan agreement with the mortgage lenders that provides for a reduction of the mortgage debt and an extension of maturity in return for a cash paydown. The Company did not contribute to the cash paydown and instead entered into an agreement with its joint venture partner pursuant to which, among other things, (1) the Company assigned its equity interests in the joint venture to its joint venture partner, (2) the Company agreed to give its joint venture partner the right to terminate its management agreement upon 60 days prior notice in return for an aggregate payment of $1.8 million, and (3) a creditworthy affiliate of the Company’s joint venture partner has assumed all or a portion of the Company’s potential liability with respect to historic tax credit guaranties, with the Company’s liability for any tax credit guaranties capped, in any event, at $3.0 million in the aggregate. The potential liability for historic tax credit guaranties relates to approximately $16.9 million of federal and state historic rehabilitation tax credits that Ames qualified for at the time of its development. As of June 30, 2013, there has been no triggering event that would require the Company to accrue any potential liability related to the historic tax credit guarantee.

In May 2013, the hotel owner exercised its right to terminate the Company’s management agreement effective July 17, 2013, and on July 17, 2013, the management agreement was terminated.

Guaranteed Loans and Commitments

The Company has made guarantees to lenders and lessors of its owned and leased hotels, namely related to the Hudson 2012 Mortgage Loan, the Clift lease payments and the Delano Credit Facility, as discussed further in note 6.

Litigation

The Company is involved in various lawsuits and administrative actions in the normal course of business as well as other litigations as noted below. In management’s opinion, disposition of these lawsuits is not expected to have a material adverse effect on our financial position, results of operations or liquidity.

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

On March 11, 2013 the Company moved to dismiss the lender’s complaint on the grounds that, among other things, the Company’s management agreement is not terminable upon a foreclosure. On April 2, 2013, the lender opposed the Company’s motion to dismiss and moved for summary judgment. Both motions are currently pending, with argument set for mid-August 2013. The Company intends to vigorously defend its rights, including to continue managing the property under its management agreement and related agreements. However, it is not possible to predict the outcome of the lawsuit.

On February 25, 2013, Sochin JV filed a complaint in the Court of Chancery of the State of Delaware against Morgans Hotel Group Management LLC and Morgans Group LLC, seeking, among other things, a declaration that plaintiff properly terminated the management agreement for the hotel, injunctive relief, and an award of damages in an amount to be determined, but alleged to exceed $10 million, plus interest. The management agreement has an initial term of 10 years, with two 10-year renewals, subject to certain conditions. The complaint alleges, among other things, mismanagement of the hotel and breach of the management agreement by the manager. The plaintiff also purports to terminate the management agreement under alleged agency principles. The suit was initiated on behalf of Sochin JV by Cape Soho Holdings, LLC, the Company’s joint venture partner. On April 8, 2013, the Company moved to dismiss the complaint, the owner subsequently moved for summary judgment, and both motions are pending. The Company intends to vigorously defend its rights, including to continue managing the property under its management agreement and related agreements. However, it is not possible to predict the outcome of the lawsuit.

On April 30, 2013, the Company filed a lawsuit against the majority member of Sochin JV’s parent and its affiliate in New York Supreme Court for damages based on the wrongful attempted termination of the management agreement, defamation, and breach of fiduciary and other obligations under the parties’ joint venture agreement. The response to the suit is due in late August 2013.

Litigations Regarding 2013 Deleveraging Transaction

On April 1, 2013, director Jason Taubman Kalisman (“Kalisman”) filed in the Delaware Chancery Court (the “Delaware Action”) a purported derivative action on behalf of the Company against the seven other persons who were then serving as members of the Company’s Board of Directors (the “Former Director Defendants”) and various third-parties associated with The Yucaipa Companies LLC (the “Yucaipa Defendants”). On April 4, 2013, OTK, a stockholder of the Company, filed a motion to intervene as a plaintiff in the Delaware Action. On April 12, 2013, Kalisman and OTK moved for leave to file an amended and supplemental complaint (the “Amended Complaint”), which the court granted on April 16, 2013.

The Amended Complaint purported to assert claims, both directly and derivatively on behalf of the Company, against the Former Director Defendants, the Yucaipa Defendants and the Company. The nine claims alleged in the Amended Complaint arose primarily from the Board of Directors’ approval on March 30, 2013 of among other things, an exchange agreement, a backstop agreement, a purchase agreement and various other definitive agreements with one or more affiliates of The Yucaipa Companies (collectively, the “2013 Deleveraging Transaction”) that were previously announced by the Company and described in a Form 8-K filed by the Company on April 1, 2013 with the Securities Exchange Commission. Among other things, plaintiffs alleged that (a) the Former Director Defendants breached their fiduciary duties through various actions purportedly taken in connection with their approval of the 2013 Deleveraging Transaction, including supposedly failing to provide Kalisman with adequate notice of the meeting to approve the 2013 Deleveraging Transaction, creating an allegedly unauthorized sub-committee of the Special Transaction Committee that excluded Kalisman and recommended the 2013 Deleveraging Transaction to the Board of Directors, and allegedly “accelerating” approval of the 2013 Deleveraging Transaction, “delaying” the 2013 Annual Meeting and “resetting the record date” for the 2013 Annual Meeting for the purported purpose of disrupting the “proxy contest launched by OTK” and failing to hold an annual meeting within thirteen months of the prior meeting; (b) the Former Director Defendants breached their fiduciary duties by approving the 2013 Deleveraging Transaction which did not reflect either a fair price or a fair process; (c) certain of the Yucaipa Defendants breached fiduciary duties owed to the Company and stockholders by “orchestrating” the approval of the 2013 Deleveraging Transaction and “delaying” the 2013 Annual Meeting and the record date and other Yucaipa Defendants “aided” and “abetted” the breach of fiduciary duties by the Former Director Defendants and certain of the other Yucaipa Defendants; and (d) the Company breached its duty to provide Kalisman with access to information requested in his position as a Company director. The Amended Complaint sought various forms of relief, including enjoining the 2013 Deleveraging Transaction, invalidating the Board of Directors’ approval of the 2013 Deleveraging Transaction and its decision to reschedule the Annual Meeting and reset the record date for the 2013 Annual Meeting and awarding the Company damages in an unspecified amount.

On April 12, 2013, plaintiffs Kalisman and OTK moved for a preliminary injunction order to enjoin defendants from (a) postponing the previously scheduled May 15, 2013 date for the 2013 Annual Meeting and the related record date of March 22, 2013 and (b) implementing the 2013 Deleveraging Transaction.

On May 13, 2013, the Court held a hearing on plaintiffs’ motion and on May 14, 2013, the Court issued its “Order Granting Preliminary Injunction” which (i) prohibited the Company from taking any steps to consummate the 2013 Deleveraging Transaction until the earlier of a trial on the merits of the pending action or a decision by the Company’s Board of Directors with respect to the Transaction made at a properly noticed meeting after due deliberation and after receiving a favorable recommendation from the Special Transaction Committee of the Board of Directors and (ii) requiring the Company to hold its 2013 Annual Meeting on Wednesday, May 15, 2013, the date the annual meeting was originally scheduled to be held, with the original record date of March 22, 2013. The Court further determined that all claims asserted by plaintiffs, including those resolved on a preliminary basis by the Court in its May 14, 2013 Order, were subject to final resolution following a trial to be scheduled sometime in the future.

On June 26, 2013, plaintiff OTK moved for leave to file a Second Amended and Supplemental Complaint (the “Second Amended Complaint”) which was granted, without opposition, by the Court on July 9, 2013. The Second Amended Complaint excludes Kalisman as a plaintiff but continues to assert claims, both directly and derivatively on behalf of the Company, against all persons and entities previously named as defendants in the Amended Complaint, except that no claims are now asserted against the Company. Among other things, the Second Amended Complaint asserts a claim against former director Ronald W. Burkle for allegedly aiding and abetting the other Former Director Defendants in breaching their fiduciary duties by approving the 2013 Deleveraging Transaction “following an unfair process and at an unfair price.” In addition, the Second Amended Complaint seeks a declaratory judgment that the 2013 Deleveraging Transaction, and its constituent contracts, are not enforceable either (a) because the Board of Directors’ March 30, 2013 vote approving the Transaction was “invalid as a matter of law” or (b) Yucaipa repudiated the 2013 Deleveraging Transaction by announcing that the 2013 Deleveraging Transaction was not binding and by imposing “an additional and material condition on Yucaipa’s willingness to perform” under the 2013 Deleveraging Transaction.

On July 17, 2013, counsel for Kalisman and OTK filed in the Delaware Action a motion for the award of approximately $2.7 million in attorneys’ fees and expenses related to their prosecution of the Delaware Action thus far. The motion asserts that counsel is entitled to the award because their work achieved a substantial benefit for the Company and its stockholders. The motion seeks payment from the Company for these fees and costs. However, the Company believes its directors and officers liability insurance will cover such award, if granted.

Litigation with Yucaipa Regarding 2013 Deleveraging Transaction

On June 27, 2013, the Company received a purported notice of termination from Yucaipa American Alliance Fund II, L.P., Yucaipa American Alliance (Parallel) Fund II, L.P. and Yucaipa Aggregator Holdings, LLC (collectively, “Yucaipa”) supposedly terminating the putative Exchange Agreement, dated as of March 30, 2013, by and between Yucaipa and the Company (the “Agreement”) pursuant to Section 8.1.4 of the Agreement. Yucaipa asserted that its notice was warranted by, among other things, the purported withdrawal by the Company’s Board of Directors of its approval of the various contracts comprising the 2013 Deleveraging Transaction, including the Agreement and the Company’s alleged breach or repudiation of its representations, warranties and covenants in the Agreement. In its notice, Yucaipa made demand for a termination fee of $9 million pursuant to the Agreement.

In addition, on June 27, 2013, Yucaipa and Vintage Deco Hospitality LLC (collectively the “Yucaipa Plaintiffs”) filed a complaint against the Company and Morgans Group LLC in the Supreme Court of the State of New York in the County of New York (the “New York Action”) alleging, among other things, that the Company had refused to use commercially reasonable best efforts to close the Agreement and related putative agreements comprising the 2013 Deleveraging Transaction, and that there has “effectively” been a withdrawal or adverse modification of the approval of the 2013 Deleveraging Transaction by the Board of Directors. Alternatively, the Yucaipa Plaintiffs contend that the Company breached certain representations and warranties under the contracts comprising the 2013 Deleveraging Transaction. The Yucaipa Plaintiffs have asserted claims for, among other things, breach of contract, breach of the covenant of good faith and fair dealing and breach of representation and warranty. The complaint seeks, among other things, an award of damages equal to a termination fee of $9 million, as well as payment of out-of-pocket costs, indemnification in excess of $1 million, pre-judgment interest and attorney’s fees.

On July 22, 2013, the Company and Morgans Group LLC filed a motion in the New York Action to stay that action pending the disposition of the Delaware Action, which was filed three months earlier, and raises substantially similar issues between the same parties, or else to dismiss the New York Action outright. The central question in the New York Action, which is whether the contracts comprising the 2013 Deleveraging Transaction are enforceable, is also a central issue in the Delaware Action, where it has been the subject of extensive discovery, motion practice, and rulings by the Chancery Court, which has directed the parties to proceed promptly to trial.

Further, the Company believes that its current directors and officers insurance policies will cover some or all of the amounts incurred defending itself in such New York Action, however the Company has not yet received a coverage position from its insurer with regard to this litigation.

On July 1, 2013, former director Ronald W. Burkle filed a complaint in the U.S. District Court for the Southern District of New York against OTK and the seven current members of the Company’s Board of Directors. The complaint purports to assert a claim against all defendants arising under Section 14(a) of the Securities Exchange Act of 1934, as amended, for allegedly using false and materially misleading proxy solicitation materials during the 2013 annual election of directors. The complaint seeks, among other things, an injunction requiring defendants to cause the Company to hold a new election of its Board of Directors. The Company is not a party to the action and the results of the litigation and its potential impact, if any, on the Company are not predictable.

Litigation Regarding TLG Promissory Notes

On August 5, 2013, Messrs. Andrew Sasson and Andy Masi filed a lawsuit in the Supreme Court of the State of New York against TLG Acquisition LLC and Morgans Group LLC relating to the $18.0 million TLG Promissory Notes. See note 1 and note 6 regarding the background of the TLG Promissory Notes. The complaint alleges, among other things, a breach of contract and an event of default under the TLG Promissory Notes as a result of the Company’s failure to repay the TLG Promissory Notes following an alleged “Change of Control” of the Company, that purportedly occurred upon the election of the Company’s current Board of Directors on June 14, 2013. The complaint seeks $16 million on behalf of Andrew Sasson and $2 million on behalf of Andy Masi, plus interest compounded to principal, plus accrued and unpaid interest and reasonable costs and expenses incurred in the lawsuit. The Company believes that the lawsuit is without merit and intends to vigorously defend itself.

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

On February 28, 2013, the Compensation Committee of the Board of Directors of the Company issued an aggregate of 974,276 RSUs to the Company’s executive officers and employees under the Second Amended 2007 Incentive Plan. All grants vest one-third of the amount granted on each of the first three anniversaries of the grant date so long as the recipient continues to be an eligible participant. The estimated fair value of each such RSU granted was based on the closing price of the Company’s common stock on the grant date. In addition, the Company has granted, or may grant, RSUs to certain executives, employees or non-employee directors as part of future annual equity grants or to newly hired or promoted employees from time to time.

A summary of stock-based incentive awards as of June 30, 2013 is as follows (in units, or shares, as applicable):

	Restricted Stock Units	LTIP Units	Stock Options
Outstanding as of January 1, 2013	648,894	1,141,856	1,924,740
Granted during 2013	978,528	—	—
Distributed/exercised during 2013	(373,836)	—	—
Forfeited during 2013	(18,499)	—	(500,000)

Outstanding as of June 30, 2013	1,235,087	1,141,856	1,424,740

Vested as of June 30, 2013	24,434	1,066,855	1,191,406

As of June 30, 2013 and December 31, 2012, there were approximately $6.7 million and $4.1 million, respectively, of total unrecognized compensation costs related to unvested RSUs, LTIP Units and options. As of June 30, 2013, the weighted-average period over which this unrecognized compensation expense will be recorded is approximately 1.2 years.

Total stock compensation expense related to RSUs, LTIP Units, options, and OPP LTIP Units, discussed below, which is included in corporate expenses on the accompanying consolidated statements of comprehensive loss, was $1.3 million, $1.6 million, $2.3 million and $2.6 million for the three and six months ended June 30, 2013 and 2012, respectively.

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

Pursuant to the Outperformance Award Program, each of the Company’s newly hired senior managers, Messrs. Hamamoto, Gross, Flannery and Gery, had the right to receive, an award (an “Award”), in each case reflecting the participant’s right to receive a participating percentage (the “Participating Percentage”) in an outperformance pool if the Company’s total return to shareholders (including stock price appreciation plus dividends) increases by more than 30% (representing a compounded annual growth rate of approximately 9% per annum) over a three-year period from March 20, 2011 to March 20, 2014 (or a prorated hurdle rate over a shorter period in the case of certain changes of control), of a new series of outperformance long-term incentive units as described below, subject to vesting and the achievement of certain performance targets. Mr. Hamamoto, Executive Chairman of the Board of Directors, tendered his resignation from the Board of Directors and from his position as Executive Chairman, effective November 20, 2012. As such, all Awards issued to him were forfeited.

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

The aggregate dollar amount available to all participants is equal to 10% of the amount by which the Company’s March 20, 2014 valuation exceeds 130% (currently $11.53, but subject to proration in the case of certain changes of control) of the Company’s March 20, 2011 valuation (the “Total Outperformance Pool”) and the dollar amount payable to each participant (the “Participation Amount”) is equal to such participant’s Participating Percentage in the Total Outperformance Pool. Following the Final Valuation Date, the participant will either forfeit existing OPP LTIP Units or receive additional OPP LTIP Units so that the value of the vested OPP LTIP Units of the participant are equivalent to the participant’s Participation Amount.

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

As a result of the change in the Company’s Board of Directors on June 14, 2013, the outstanding OPP LTIP Units became fully vested. There was no impact to the performance criteria discussed above. As a result of the accelerated vesting of the awards, the Company has recorded the Total Outperformance Pool’s fair value as a liability on its June 30, 2013 consolidated balance sheet, discussed below.

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

As the Company has the ability to settle the vested OPP LTIP Units with cash, these Awards are not considered to be indexed to the Company’s stock price and must be accounted for as liabilities at fair value. As of June 30, 2013, the fair value of the OPP LTIP Units were approximately $0.6 million and compensation expense relating to these OPP LTIP Units was fully recognized during the three months ended June 30, 2013 as a result of the accelerated vesting resulting from the change in the Company’s Board of Directors, discussed above. The fair value of the OPP LTIP Units were estimated on the date of grant using the following assumptions in the Monte- Carlo valuation: expected price volatility for the Company’s stock of 50%; a risk free rate of 1.46%; and no dividend payments over the measurement period. The fair value of the OPP LTIP Units were estimated on June 30, 2013 using the following assumptions in the Monte-Carlo valuation: expected price volatility for the Company’s stock of 50%; a risk free rate of 0.13%; and no dividend payments over the measurement period.

Total stock compensation expense related to the OPP LTIP Units, which is included in corporate expenses on the accompanying consolidated statements of comprehensive loss, was $0.2 million for the three and six months ended June 30, 2013, respectively, and was immaterial for the three and six months ended June 30, 2012, respectively.

9. Preferred Securities and Warrants

Preferred Securities and Warrants Held by Yucaipa Investors

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

The Series A preferred securities have an 8% dividend rate through October 15, 2014, a 10% dividend rate from October 15, 2014 to October 15, 2016, and a 20% dividend rate thereafter, with a 4% increase in the dividend rate during certain periods during which the Yucaipa Investor’s nominee to the Company’s Board of Directors has not been elected as a director or subsequently appointed as a director by the Company’s Board of Directors. As of July 14, 2013, the dividend rate was 12% as a result of the Yucaipa Investors’ nominee not being elected or appointed to the Company’s Board of Directors. The Yucaipa Investors contend that the 4% dividend rate increase was effective June 14, 2013.

The Company has the option to accrue any and all dividend payments. The cumulative unpaid dividends have a dividend rate equal to the dividend rate on the Series A preferred securities. As of June 30, 2013, the Company had undeclared and unpaid dividends of $26.0 million.

The Company has the option to redeem any or all of the Series A preferred securities at par at any time. The Series A preferred securities have limited voting rights and only vote on the authorization to issue senior preferred securities, amendments to their certificate of designations and amendments to the Company’s charter that adversely affect the Series A preferred securities. In addition, the Yucaipa Investors have consent rights over certain transactions for so long as they collectively own or have the right to purchase through exercise of the Yucaipa Warrants 6,250,000 shares of the Company’s common stock, including (subject to certain exceptions and limitations):

•	the sale of substantially all of the Company’s assets to a third party;

•	the acquisition by the Company of a third party where the equity investment by the Company is $100 million or greater;

•	the acquisition of the Company by a third party; or

•	any change in the size of the Company’s Board of Directors to a number below 7 or above 9.

The Yucaipa Investors are subject to certain standstill arrangements as long as they beneficially own over 15% of the Company’s common stock.

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

The initial carrying value of the Series A preferred securities was recorded at its net present value less costs to issue on the date of issuance. The carrying value will be periodically adjusted for accretion of the discount. As of June 30, 2013, the value of the preferred securities was $59.8 million, which includes cumulative accretion of $11.7 million.

The Company calculated the estimated fair value of the Yucaipa Warrants using the Black-Scholes valuation model, as discussed in note 2.

For so long as the Yucaipa Investors collectively own or have the right to purchase through exercise of the Yucaipa Warrants (assuming a cash rather than a cashless exercise) 875,000 shares of the Company’s common stock, the Company has agreed to use its reasonable best efforts to cause its Board of Directors to nominate and recommend to the Company’s stockholders the election of a person nominated by the Yucaipa Investors as a director of the Company and to use its reasonable best efforts to ensure that the Yucaipa Investors’ nominee is elected to the Company’s Board of Directors at each such meeting. If that nominee is not elected as a director at a meeting of stockholders, the Yucaipa Investors have certain Board of Director observer rights. Further, if the Company does not, within 30 days from the date of such meeting, create an additional seat on the Board of Directors and make available such seat to the nominee, the dividend rate on the Series A preferred securities increases by 4% during any time that an Yucaipa Investors’ nominee is not a member of the Company’s Board of Directors. At the 2013 Annual Meeting, Ron Burkle, the Yucaipa Investors’ nominee was not re-elected to the Board of Directors, and as of July 14, 2013, had not been offered a seat on the Company’s Board of Directors. Accordingly, the dividend rate on the Series A preferred securities increased by 4% to 12% as of July 14, 2013. The Yucaipa Investors contend that the 4% dividend rate increase was effective June 14, 2013.

Convertible Notes Held by Yucaipa Investors

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

10. Related Party Transactions

The Company earned management fees, chain services fees and fees for certain technical services and has receivables from hotels it owns through investments in unconsolidated joint ventures. These fees totaled approximately $2.7 million and $2.0 million for the three months ended June 30, 2013 and 2012, respectively, and $4.8 million and $4.1 million for the six months ended June 30, 2013 and 2012, respectively.

As of June 30, 2013 and December 31, 2012, the Company had receivables from these affiliates of approximately $3.3 million and $5.8 million, respectively, which are included in related party receivables on the accompanying consolidated balance sheets. During the three and six months ended June 30, 2013, the Company recorded a non-cash impairment charge of $1.5 million related to certain outstanding related party receivables due from Mondrian SoHo.

As of June 30, 2013 and December 31, 2012, the TLG Promissory Notes due to Messrs. Sasson and Masi had aggregate fair values of approximately $17.8 million and $17.9 million, respectively, as discussed in note 6, which are included in debt and capital lease obligations on the accompanying consolidated balance sheets. During the three and six months ended June 30, 2013 and 2012, the Company recorded $0.4 million, $0.3 million, $0.7 million, and $0.7 million, respectively, of interest expense related to the TLG Promissory Notes.

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

In accordance with ASC 360-20, Property, Plant and Equipment, Real Estate Sales, the Company evaluated its accounting for the gain on sales, noting that the Company continues to have significant continuing involvement in the hotels as a result of long-term management agreements and shares in risks and rewards of ownership. The Company recorded deferred gains of approximately $152.4 million related to the sales of Royalton, Morgans, Mondrian Los Angeles, and the Company’s equity interests in Morgans Europe, which are deferred and recognized as a gain on sale of assets over the initial term of the related management agreements.

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

The historical financial data presented herein as of June 30, 2013 is the historical financial data for:

•

our three hotels that we own and manage (“Owned Hotels”), consisting, as of June 30, 2013, of Hudson in New York, Delano South Beach in Miami Beach, and Clift in San Francisco (which we lease under a long-term lease that is treated as a financing), comprising approximately 1,400 rooms;

•

our wholly-owned food and beverage operations (“Owned F&B Operations”), consisting, as of June 30, 2013, of the food and beverage operations located at our Owned Hotels, certain food and beverage operations located at Sanderson and St Martins Lane, both in London, and three restaurants at Mandalay Bay in Las Vegas for which we acquired the leasehold interests in August 2012;

•

three hotels that we partially own and manage pursuant to long-term management agreements (“Joint Venture Hotels”), consisting, as of June 30, 2013, of Mondrian South Beach in Miami Beach, Shore Club in Miami Beach, and Mondrian SoHo in New York, comprising approximately 1,015 rooms;

•

seven hotels that we manage pursuant to long-term management agreements with no ownership interest (“Managed Hotels”), consisting, as of June 30, 2013, of Royalton and Morgans in New York, Ames in Boston, Mondrian in Los Angeles, Sanderson and St Martins Lane in London, and Delano Marrakech in Morocco, comprising approximately 1,060 rooms;

•

our 90% controlling interest in TLG Acquisition LLC (“TLG Acquisition,” and together with its subsidiaries, collectively, “TLG”), which owns and operates certain locations of the Company’s nightclub and food and beverage management business. TLG develops, redevelops and operates numerous venues primarily in Las Vegas pursuant to management agreements with MGM, including nightclubs, restaurants, pool lounges and bars;

•

our investment in unconsolidated food and beverage operations (“F&B Venture”), consisting, as of June 30, 2013, of certain food and beverage operations located at Mondrian South Beach in Miami Beach; and

•	our investments in hotels under development and other proposed properties.

Effective July 17, 2013, we no longer manage Ames, as discussed further below.

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

Several of our hotels are also subject to mortgage and mezzanine debt, and in some instances our management fee is subordinated to the debt, and our management agreements may be terminated by the lenders on foreclosure or certain other related events. For example, the mortgage debt secured by Ames matured in October 2012 and the mortgage lender served the joint venture with a notice of event of default stating that the nonrecourse mortgage refinancing on the property was not repaid when it matured. On April 26, 2013, the joint venture closed on a new loan agreement with the mortgage lenders that provides for a reduction of the mortgage debt and an extension of maturity in return for a cash paydown. We did not contribute to the cash paydown and instead entered into an agreement with our joint venture partner pursuant to which, among other things, (1) we assigned our equity interests in the joint venture to our joint venture partner, (2) we agreed to give our joint venture partner the right to terminate our management agreement upon 60 days prior notice in return for an aggregate payment of $1.8 million, and (3) a credit-worthy affiliate of our joint venture partner has assumed all or a portion of our liability with respect to historic tax credit guaranties, with our liability for any tax credit guaranties capped, in any event, at $3.0 million in the aggregate. In May 2013, the hotel owner exercised its right to terminate our management agreement effective July 17, 2013 and on July 17, 2013 the management agreement terminated.

Additionally, the mortgage debt secured by Mondrian SoHo matured in November 2012, and in January 2013, the lender initiated foreclosure proceedings seeking, among other things, the ability to sell the property free and clear of our management agreement. We moved to dismiss the lender’s complaint on the grounds that, among other things, our management agreement is not terminable upon a foreclosure. The lender opposed our motion to dismiss and moved for summary judgment. Both motions are currently pending, and argument is set for late July 2013. We intend to continue to vigorously defend our rights to manage the property under our management agreement and related agreements, but we cannot assure you that we will be successful. In February 2013, the owner of Mondrian SoHo, a joint venture in which Morgans Group owns a 20% equity interest, gave notice purporting to terminate our subsidiary as manager of the hotel. On April 8, 2013, the Company moved to dismiss the complaint. The owner subsequently moved for summary judgment and both motions are pending. It also filed a lawsuit against us seeking termination of the management agreement on the same grounds. We believe we have the right to continue to manage the hotel following a foreclosure, subject to certain circumstances, and we intend to continue to vigorously defend our rights to manage the property under our management agreement and related agreements, but we cannot assure you that we will be successful. On April 30, 2013, we filed a lawsuit against our joint venture partner and parent in New York Supreme Court for damages based on the wrongful attempted termination of the management agreement, defamation, and breach of fiduciary and other obligations under the parties’ joint venture agreement. The response to this suit is currently due in late July 2013.

In March 2010, the lender for the Shore Club mortgage initiated foreclosure proceedings in U.S. federal district court. In October 2010, the federal court dismissed the case for lack of jurisdiction. In November 2010, the lender initiated foreclosure proceedings in state court and a bench trial took place in June 2012 during which the trial court granted a default ruling of foreclosure. Entry of the trial court’s foreclosure judgment was delayed by appellate proceedings relating to a motion to disqualify the trial judge and certain other trial court ruling. In May 2013, the trial court entered a final judgment of foreclosure and set a June 25, 2013 foreclosure sale. The joint venture subsequently filed motions with the trial court challenging judgment calculations, to stay the judgment pending appeal, and to bond the appeals, but the trial court denied all of the joint ventures actions. On June 24, 2013, the joint venture agreed to a six-month refinancing with a new lender which expires on December 24, 2013, which stopped the foreclosure sale. The foreclosure judgment has been satisfied by the joint venture, and a notice of that satisfaction was filed with the court on July 9, 2013, resolving the foreclosure judgment. We have operated and expect to continue to operate the hotel pursuant to the management agreement.

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

•

Food and beverage revenue. Most of our food and beverage revenue is driven by occupancy of our hotels and the popularity of our bars and restaurants with our local customers. Additionally, we record or will record revenue and related expenses at the three restaurants at Mandalay Bay in Las Vegas for which we acquired the leasehold interest in August 2012. As of June 30, 2013, all of these restaurants were open.

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

•

Impairment loss on receivables and other assets from unconsolidated joint venture and managed hotel includes impairment costs incurred related to receivables deemed uncollectible from an unconsolidated joint venture and managed hotel and other assets related to such managed hotel which have been deemed to have no value.

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

•

Other non-operating expenses include costs associated with previously owned hotels, both consolidated and unconsolidated, transaction costs related to business acquisitions, changes in the fair value of debt and equity instruments, miscellaneous litigation and settlement costs and other expenses that relate to our financing and investing activities.

•

Income tax expense (benefit). All of our foreign subsidiaries are subject to local jurisdiction corporate income taxes. Income tax expense is reported at the applicable rate for the periods presented. We are subject to Federal and state income taxes. Income taxes for the six months ended June 30, 2013 and 2012 were computed using our calculated effective tax rate. We also recorded net deferred taxes related to cumulative differences in the basis recorded for certain assets and liabilities. We established a reserve on the deferred tax assets based on the ability to utilize net operating loss carryforwards.

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

Recent Trends and Developments

Recent Trends. Lodging demand and revenues are primarily driven by growth in GDP, business investment and employment growth, which were depressed during an extremely difficult recessionary period in late 2008 and 2009. Beginning in 2010, the outlook for the U.S. and global economies began improving and that improvement has continued through the second quarter of 2013. However, as a result of the current European economic crisis and slow domestic growth, the outlook for the global economy remains uncertain. To date, the economic recovery has not been particularly robust, as spending by businesses and consumers remains restrained, and there are still several trends which make our performance difficult to forecast, including shorter booking lead times at our hotels.

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

Our operating results for the second quarter of 2013 were strong as we continue to focus on market share and margin improvement. RevPAR at our System-Wide Comparable Hotels which includes all Morgans Hotel Group branded hotels with the exception of Hudson, which was under renovation during 2012, Ames, which as of July 17, 2013 we no longer managed, and Delano Marrakech, which opened in September 2012, increased by 10.6% in constant dollars, or 9.9% in actual dollars, in the second quarter of 2013 from the comparable period in 2012. RevPAR for System-Wide Comparable Hotels located in the United States increased 8.6% during the second quarter of 2013 as compared to the same period in 2012. RevPAR for System-Wide Comparable Hotels located internationally increased 18.7% in constant dollars, or 15.1% in actual dollars, during the second quarter of 2013 as compared to the same period in 2012. RevPAR from System-Wide Comparable Hotels in the Northeastern United States increased by 8.2% in the second quarter of 2013 as compared to the same period in 2012, with an increase in ADR of 5.4% and an increase in occupancy of 2.6%. The RevPAR increase was led by a 12% increase in RevPAR at Mondrian SoHo, primarily due to gains in market share and strong demand. Room revenues at Hudson, a non-comparable hotel in New York City, increased by 35.1% in the second quarter of 2013 as compared to the same period in 2012, due to RevPAR gains, the addition of 32 new rooms, and a full inventory of guestrooms in service after completion of the hotel’s renovation. RevPAR at Hudson increased by 30.2%, driven by a 25.8% increase in occupancy during the second quarter of 2013 as compared to the same period in 2012 when the hotel was under renovation. We were able to increase ADR at Hudson by 3.4%, despite the additional room inventory, due to gains in market share and strong demand. RevPAR from System-Wide Comparable Hotels in Miami increased 1.6% in the second quarter of 2013 as compared to the same period in 2012. The timing of Easter and Passover negatively impacted results, with Delano South Beach, our fee-owned hotel, the hardest hit with an 8.7% decrease in RevPAR during the second quarter of 2013 as compared to the same period in 2012. Additionally, Delano South Beach experienced a decline in transient leisure business during the second quarter of 2013 as compared to the same period in 2012. Our System-Wide Comparable Hotels on the West Coast generated 17.8% RevPAR growth in the second quarter of 2013 as compared to the same period in 2012, led by Clift where RevPAR increased by 22.3%. In London, RevPAR increased by 18.7% in constant dollars, or 15.1% in actual dollars, during the second quarter of 2013, due to market share gains and a recovery in demand, which was soft in the second quarter of 2012 due to the lead up to the 2012 London Olympics.

Recent Developments.

Ames. On April 26, 2013, our Ames joint venture closed on a new loan agreement with the mortgage lenders that provides for a reduction of the mortgage debt and an extension of maturity in return for a cash paydown. We did not contribute to the cash paydown and instead entered into an agreement with our joint venture partner pursuant to which, among other things, (1) we assigned our equity interests in the joint venture to our joint venture partner, (2) we agreed to give our joint venture partner the right to terminate our management agreement upon 60 days prior notice in return for an aggregate payment of $1.8 million, and (3) a credit-worthy affiliate of our joint venture partner has assumed all or a portion of our liability with respect to historic tax credit guaranties, with our liability for any tax credit guaranties capped, in any event, at $3.0 million in the aggregate. In May 2013, the hotel owner exercised its right to terminate our management agreement effective July 17, 2013 and on July 17, 2013 the management agreement terminated.

Board of Directors Change. On June 14, 2013, we held our reconvened 2013 Annual Meeting of Stockholders (the “2013 Annual Meeting”), and the following seven individuals were elected as directors for one-year terms expiring at the Company’s 2014 Annual Meeting of Stockholders: John D. Dougherty, Jason T. Kalisman, Mahmood Khimji, Jonathan Langer, Andrea L. Olshan, Michael E. Olshan and Parag Vora.

Dividend Rate on Preferred Securities. For so long as the Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P. (collectively, the “Yucaipa Investors”) collectively own or have the right to purchase through exercise of its warrants to purchase a total of 12,500,000 shares of the Company’s common stock at an exercise price of $6.00 per share (the “Yucaipa Warrants”), assuming a cash rather than a cashless exercise, 875,000 shares of the Company’s common stock, the Company has agreed to use its reasonable best efforts to cause its Board of Directors to nominate and recommend to the Company’s stockholders the election of a person nominated by the Yucaipa Investors as a director of the Company and to use its reasonable best efforts to ensure that the Yucaipa Investors’ nominee is elected to the Company’s Board of Directors at each such meeting. If that nominee is not elected as a director at a meeting of stockholders, the Yucaipa Investors have certain Board of Director observer rights. Further, if the Company does not, within 30 days from the date of such meeting, create an additional seat on the Board of Directors and make available such seat to the nominee, the dividend rate on the Series A preferred securities increases by 4% during any time that the Yucaipa Investors’ nominee is not a member of the Company’s Board of Directors. At the 2013 Annual Meeting, Ron Burkle, the Yucaipa Investors’ nominee, was not re-elected to the Board of Directors, and as of July 14, 2013, had not been offered a seat on the Company’s Board of Directors. Accordingly, the dividend rate on the Series A preferred securities increased by 4% to 12% as of July 14, 2013. The Yucaipa Investors contend that the 4% dividend rate increase was effective June 14, 2013.

TLG Promissory Notes Notice of Default. On June 17, 2013, we received Notices of Change of Control from each of Andrew Sasson and Andy Masi pursuant to the $18.0 million promissory notes issued by TLG (the “TLG Promissory Notes”) to Messrs. Sasson and Masi (together, the “Notices”). The TLG Promissory Notes are guaranteed by us. The Notices claim that a total of $18.5 million of outstanding principal balances under the TLG Promissory Notes, plus any accrued and unpaid interest, are due and payable to Mr. Sasson and Mr. Masi as the result of a “Change of Control” of the Company in connection with the election of directors at the Company’s 2013 Annual Meeting. On August 1, 2013, we received a purported notice of Event of Default, acceleration and default interest under the TLG Promissory Notes. On August 5, 2013, Messrs. Sasson and Masi filed a lawsuit in the Supreme Court of the State of New York against TLG Acquisition LLC and Morgans Group LLC alleging, among other things, breach of contract and an event of default under the TLG Promissory Notes as a result of the Company’s failure to repay the TLG Promissory Notes following an alleged “Change of Control” of the Company. The complaint seeks $16 million on behalf of Andrew Sasson and $2 million on behalf of Andy Masi, plus interest compounded to principal, plus accrued and unpaid interest and reasonable costs and expenses incurred in the lawsuit. We believe that a Change of Control, within the meaning of the TLG Promissory Notes, has not occurred and that no prepayments are required under the TLG Promissory Notes. We intend to vigorously defend ourselves against the lawsuit. Under the Company’s Delano Credit Facility, a mandatory prepayment under the TLG Promissory Notes could constitute an event of default.

2013 Deleveraging Transaction. See Item 1. Legal Proceedings for recent developments regarding the litigations related to the 2013 Deleveraging Transaction.

Convertible Notes. The Indenture governing the Company’s 2.375% senior subordinated convertible notes (the “Convertible Notes”), provides that upon the occurrence of a Change of Control (as defined in the Indenture) in certain circumstances, the holders of the Convertible Notes have the right to require the Company to purchase their Convertible Notes at a price and during the period specified in the Indenture. Prior to the 2013 Annual Meeting, a majority of the Continuing Directors (as defined in the Indenture) adopted a resolution approving the nomination of the OTK Associates, LLC (“OTK”) nominees for election to the Board of Directors at the 2013 Annual Meeting solely for the purpose of assuring that OTK’s nominees constitute Continuing Directors under the Indenture. Such action was taken to ensure that the election of OTK’s nominees at the 2013 Annual Meeting did not constitute a Change of Control.

Delano Cartagena. In July 2013, the Company entered into a hotel management agreement for an approximately 211-room Delano-branded hotel to be located in Cartagena, Colombia. Upon completion and opening of the hotel, which is expected to have some condominium hotel units for sale, the Company will operate the hotel pursuant to a 20-year management agreement, with one 10-year extension option. The hotel is scheduled to open in 2016. Through certain cash flow guarantees which stipulate certain minimum levels of operating performance, the Company may have potential future funding obligations related to Delano Cartagena, once opened. The maximum amount of such future funding obligations under the applicable contract is approximately $5.0 million.

Operating Results

Comparison of Three Months Ended June 30, 2013 to Three Months Ended June 30, 2012

The following table presents our operating results for the three months ended June 30, 2013 and 2012, including the amount and percentage change in these results between the two periods. The consolidated operating results for the three months ended June 30, 2013 are comparable to the consolidated operating results for the three months ended June 30, 2012, with the exception of the transfer of our ownership interest in Ames in April 2013, the termination of our management agreement at Las Palapas in March 2013, and the opening of Delano Marrakech in September 2012. The consolidated operating results are as follows:

	Three Months Ended
	June 30, 2013	June 30, 2012	Changes ($)	Changes (%)
	(Dollars in thousands)
Revenues:
Rooms	$31,454	$25,743	$5,711	22.2%
Food and beverage	20,278	14,277	6,001	42.0
Other hotel	1,126	1,198	(72)	(6.0)

Total hotel revenues	52,858	41,218	11,640	28.2
Management fee-related parties and other income	7,849	6,573	1,276	19.4

Total revenues	60,707	47,791	12,916	27.0

Operating Costs and Expenses:
Rooms	9,471	7,772	1,699	21.9
Food and beverage	14,880	11,865	3,015	25.4
Other departmental	794	919	(125)	(13.6)
Hotel selling, general and administrative	10,412	9,300	1,112	12.0
Property taxes, insurance and other	4,279	3,613	666	18.4

Total hotel operating expenses	39,836	33,469	6,367	19.0
Corporate expenses, including stock compensation	8,365	8,951	(586)	(6.5)
Depreciation and amortization	6,780	5,897	883	15.0
Restructuring and disposal costs	5,256	760	4,496	(1)
Development costs	577	1,277	(700)	(54.8)
Impairment loss on receivables and other assets from unconsolidated joint venture and managed hotel	5,775	—	5,775	(1)

Total operating costs and expenses	66,589	50,354	16,235	32.2

Operating loss	(5,882)	(2,563)	(3,319)	(1)
Interest expense, net	11,560	8,203	3,357	40.9
Equity in loss of unconsolidated joint venture	336	2,706	(2,370)	(87.6)
Gain on asset sales	(2,005)	(1,995)	(10)	0.5
Other non-operating expenses	181	1,919	(1,738)	(90.6)

Loss before income tax expense	(15,954)	(13,396)	(2,558)	19.1
Income tax expense	236	121	115	95.0

Net loss	(16,190)	(13,517)	(2,673)	19.8
Net loss attributable to non controlling interest	182	124	58	46.8

Net loss attributable to Morgans Hotel Group	(16,008)	(13,393)	(2,615)	19.5
Preferred stock dividends and accretion	(3,026)	(2,718)	(308)	11.3

Net loss attributable to common stockholders	$(19,034)	$(16,111)	$(2,923)	18.1%

(1)	Not meaningful.

Total Hotel Revenues. Total hotel revenues increased 28.2% to $52.9 million for the three months ended June 30, 2013 compared to $41.2 million for the three months ended June 30, 2012. During 2012, Hudson was under significant renovation for the entire year, which negatively impacted the operating results at the hotel for the three months ended June 30, 2012.

The components of RevPAR from our Owned Hotels, which consisted, as of June 30, 2013, of Hudson, Delano South Beach and Clift, for the three months ended June 30, 2013 and 2012 are summarized as follows:

	Three Months Ended
	June 30, 2013	June 30, 2012	Change ($)	Change (%)
Occupancy	88.9%	74.0%	—	20.2%
ADR	$271	$273	$(2)	(0.6)%
RevPAR	$241	$202	$39	19.5%

RevPAR from our Owned Hotels increased 19.5% to $241 for the three months ended June 30, 2013 compared to $202 for the three months ended June 30, 2012 primarily due to increases in occupancy at our Owned Hotels.

Rooms revenue increased 22.2% to $31.5 million for the three months ended June 30, 2013 compared to $25.7 million for the three months ended June 30, 2012. This increase was primarily due to strong operating trends in New York and San Francisco, along with the impact in 2012 of renovations at Hudson, discussed above, which were ongoing during the three months ended June 30, 2012.

Food and beverage revenue increased 42.0% to $20.3 million for the three months ended June 30, 2013 compared to $14.3 million for the three months ended June 30, 2012. This increase was primarily due to an increase in revenues of approximately $1.7 million at Hudson Common, the new restaurant at Hudson which opened during the first quarter of 2013. Additionally, the increase was also due to the three leased restaurants in Las Vegas, of which two were opened during the first half of 2013, for which there was no comparable revenue in the prior period.

Other hotel revenue decreased 6.0% to $1.1 million for the three months ended June 30, 2013 compared to $1.2 million for the three months ended June 30, 2012. This decrease was primarily due to the elimination, effective January 2012, of minibars at Hudson and the elimination of an internet connectivity fee charged to guests at Delano, effective February 2012.

Management Fee—Related Parties and Other Income. Management fee—related parties and other income increased by 19.4% to $7.8 million for the three months ended June 30, 2013 compared to $6.6 million for the three months ended June 30, 2012 primarily due to a $0.9 million fee at Ames. Excluding one-time items, management fees increased 5.7%. This increase was primarily attributable to increased fees associated with the management of our Managed Hotels, whose performance improved in the second quarter of 2013 as compared to the same period in 2012, as demonstrated by a 10.8% RevPAR increase at our comparable Managed Hotels, which includes Royalton, Morgans, Mondrian Los Angeles, Sanderson, and St Martins Lane, and excludes Delano Marrakech, which opened in September 2012, Hotel Las Palapas, which as of April 1, 2013, we no longer managed, and Ames, which as of July 17, 2013, we no longer managed.

The components of RevPAR from such comparable Managed Hotels for the three months ended June 30, 2013 and 2012 are summarized as follows (in actual dollars):

	Three Months Ended
	June 30, 2013	June 30, 2012	Change ($)	Change (%)
Occupancy	85.1%	79.0%	—	7.6%
ADR	$345	$335	$10	3.0%
RevPAR	$294	$265	$29	10.8%

Operating Costs and Expenses

Rooms expense increased 21.9% to $9.5 million for the three months ended June 30, 2013 compared to $7.8 million for the three months ended June 30, 2012. This increase is consistent with the increase in rooms revenue, discussed above, and is primarily a result of rooms out of service during the Hudson renovation work in 2012, which decreased rooms expense recognized during the three months ended June 30, 2012. All of Hudson’s rooms were renovated and back in service during the three months ended June 30, 2013.

Food and beverage expense increased 25.4% to $14.9 million for the three months ended June 30, 2013 compared to $11.9 million for the three months ended June 30, 2012. This increase was primarily due to the expenses associated with the three leased restaurants in Las Vegas, two of which were opened during the first half of 2013, for which there was no comparable expense in the prior period.

Other departmental expense decreased 13.6% to $0.8 million for the three months ended June 30, 2013 compared to $0.9 million for the three months ended June 30, 2012. This decrease was primarily the result of the decrease in other hotel revenue noted above.

Hotel selling, general and administrative expense increased 12.0% to $10.4 million for the three months ended June 30, 2013 compared to $9.3 million for the three months ended June 30, 2012. This increase was primarily due to increased occupancy and more rooms in service at Hudson which resulted in increased heat, light and power and other related costs. Occupancy levels and the number of rooms in service at Hudson during the three months ended June 30, 2012 were lower due to the then ongoing renovation and out of service rooms.

Property taxes, insurance and other expense increased 18.4% to $4.3 million for the three months ended June 30, 2013 compared to $3.6 million for the three months ended June 30, 2012. This increase is primarily due to an increased real estate tax assessment at Hudson in 2013, as compared to the same period in 2012. Additionally, we received a real estate tax refund in 2012 as a result of a Hudson tax appeal, for which there was no comparable refund received during the three months ended June 30, 2013.

Corporate expenses, including stock compensation decreased 6.5% to $8.4 million for the three months ended June 30, 2013 compared to $9.0 million for the three months ended June 30, 2012. This decrease was primarily due to our ongoing effort to reduce general overhead costs.

Depreciation and amortization increased 15.0% to $6.8 million for the three months ended June 30, 2013 compared to $5.9 million for the three months ended June 30, 2012. This increase was primarily due to the increased depreciation related to the renovations which were completed at Delano South Beach and Hudson during 2012.

Restructuring and disposal costs increased by $4.5 million to $5.3 million for the three months ended June 30, 2013 compared to $0.8 million for the three months ended June 30, 2012. This increase was primarily due to legal and advisory fees incurred during the three months ended June 30, 2013 related to the 2013 Deleveraging Transaction and the proxy contest.

Development costs decreased 54.8% to $0.6 million for the three months ended June 30, 2013 compared to $1.3 million for the three months ended June 30, 2012. This decrease was primarily due to a slower pace of development activity during the three months ended June 30, 2013.

Impairment loss on receivables and other assets from unconsolidated joint venture and managed hotel was $5.8 million for the three months ended June 30, 2013 compared to zero for the three months ended June 30, 2012. During the three months ended June 30, 2013, we impaired certain outstanding receivables due from Mondrian SoHo and Delano Marrakech, as management concluded that collection of these receivables was uncertain, and we impaired the balance of our key money investment in Delano Marrakech. There were no comparable impairment charges in 2012.

Interest expense, net increased 40.9% to $11.6 million for the three months ended June 30, 2013 compared to $8.2 million for the three months ended June 30, 2012. This increase was primarily due to the refinancing of the Hudson mortgage debt in November 2012, which resulted in an increase in interest expense, and a higher balance outstanding on the Company’s revolving credit facility during the three months ended June 30, 2013, which resulted in higher interest expense during that period.

Equity in loss of unconsolidated joint ventures decreased 87.6% to $0.3 million for the three months ended June 30, 2013 compared to $2.7 million for the three months ended June 30, 2012. As a result of zero investment balances, we no longer record our share of equity in earnings or losses on a majority of our unconsolidated joint ventures, as we have written our investment balances down to zero due to impairments recorded in prior periods.

The components of RevPAR from our comparable Joint Venture Hotels for the three months ended June 30, 2013 and 2012, which includes Shore Club, Mondrian South Beach, and Mondrian SoHo, and excludes Ames, in which we no longer owned any equity interests effective April 26, 2013, are summarized as follows:

	Three Months Ended
	June 30, 2013	June 30, 2012	Change ($)	Change (%)
Occupancy	76.9%	69.6%	—	10.5%
ADR	$289	$289	$—	0.0%
RevPAR	$223	$202	$21	10.5%

Gain on asset sales was relatively flat with a 0.5% increase to $2.0 million for the three months ended June 30, 2013 as compared to income of $2.0 million for the three months ended June 30, 2012. This income was related to the recognition of gains we recorded on the sales of Royalton, Morgans and Mondrian Los Angeles and our 50% ownership in the entity that owned Sanderson and St Martins Lane, all occurring in 2011. As we have significant continuing involvement with these hotels through long-term management agreements, the gains on sales are deferred and recognized over the initial term of the related management agreement.

Other non-operating expense decreased 90.6% to $0.2 million for the three months ended June 30, 2013 as compared to $1.9 million for the three months ended June 30, 2012. During the three months ended June 30, 2012, we recorded an increase in the fair value of the TLG Promissory Notes, discussed in note 6, for which the change in fair value was not as material during the three months ended June 30, 2013.

Income tax expense (benefit) remained relatively flat at $0.2 million for the three months ended June 30, 2013 as compared to $0.1 million for the three months ended June 30, 2012.

Operating Results

Comparison of Six Months Ended June 30, 2013 to Six Months Ended June 30, 2012

The following table presents our operating results for the six months ended June 30, 2013 and 2012, including the amount and percentage change in these results between the two periods. The consolidated operating results for the six months ended June 30, 2013 is comparable to the consolidated operating results for the six months ended June 30, 2012, with the exception of the transfer of our ownership interest in Ames in April 2013, the termination of our management agreement at Las Palapas in March 2013, and the opening of Delano Marrakech in September 2012. The consolidated operating results are as follows:

	Six Months Ended
	June 30, 2013	June 30, 2012	Changes ($)	Changes (%)
	(Dollars in thousands)
Revenues:
Rooms	$57,353	$46,619	$10,734	23.0%
Food and beverage	39,499	29,376	10,123	34.5
Other hotel	2,242	2,459	(217)	(8.8)

Total hotel revenues	99,094	78,454	20,640	26.3
Management fee-related parties and other income	14,264	12,632	1,632	12.9

Total revenues	113,358	91,086	22,272	24.5

Operating Costs and Expenses:
Rooms	18,475	15,438	3,037	19.7
Food and beverage	28,867	24,595	4,272	17.4
Other departmental	1,616	1,826	(210)	(11.5)
Hotel selling, general and administrative	20,853	18,786	2,067	11.0
Property taxes, insurance and other	8,561	7,566	995	13.2

Total hotel operating expenses	78,372	68,211	10,161	14.9
Corporate expenses, including stock compensation	15,715	16,627	(912)	(5.5)
Depreciation and amortization	13,421	11,610	1,811	15.6
Restructuring and disposal costs	6,152	1,656	4,496	(1)
Development costs	1,397	2,588	(1,191)	(46.0)
Impairment loss on receivables and other assets from unconsolidated joint venture and managed hotel	5,775	—	5,775	(1)

Total operating costs and expenses	120,832	100,692	20,140	20.0

Operating loss	(7,474)	(9,606)	2,132	(22.2)
Interest expense, net	22,849	16,004	6,845	42.8)
Equity in loss of unconsolidated joint venture	495	3,616	(3,121)	(86.3)
Gain on asset sales	(4,010)	(3,991)	(19)	0.5
Other non-operating expenses	479	2,462	(1,983)	(80.5)

Loss before income tax expense	(27,287)	(27,697)	410	(1.5)
Income tax expense	436	314	122	38.9

Net loss	(27,723)	(28,011)	288	(1.0)
Net loss attributable to noncontrolling interest	298	337	(39)	(11.6)

Net loss attributable to Morgans Hotel Group	(27,425)	(27,674)	249	(0.9)
Preferred stock dividends and accretion	(5,939)	(5,368)	(571)	10.6

Net loss attributable to common stockholders	$(33,364)	$(33,042)	$(322)	1.0%

(1)	Not meaningful.

Total Hotel Revenues. Total hotel revenues increased 26.3% to $99.1 million for the six months ended June 30, 2013 compared to $78.5 million for the six months ended June 30, 2012. During 2012, Delano South Beach was under renovation for the first quarter of the year, and Hudson was under significant renovation for the entire year, which negatively impacted the operating results at these hotels in the prior year.

The components of RevPAR from our Owned Hotels, which consisted, as of June 30, 2013, of Hudson, Delano South Beach and Clift, for the six months ended June 30, 2013 and 2012 are summarized as follows:

	Six Months Ended
	June 30, 2013	June 30, 2012	Change ($)	Change (%)
Occupancy	83.7%	69.6%	—	20.2%
ADR	$264	$263	$1	0.5%
RevPAR	$221	$183	$38	20.9%

RevPAR from our Owned Hotels increased 20.9% to $221 for the six months ended June 30, 2013 compared to $183 for the six months ended June 30, 2012 primarily due to increases in occupancy at our Owned Hotels.

Rooms revenue increased 23.0% to $57.4 million for the six months ended June 30, 2013 compared to $46.6 million for the six months ended June 30, 2012. This increase was primarily due to strong operating trends in New York, Miami, and San Francisco, along with the impact in 2012 of renovations at Delano South Beach and Hudson, discussed above.

Food and beverage revenue increased 34.5% to $39.5 million for the six months ended June 30, 2013 compared to $29.4 million for the six months ended June 30, 2012. This increase was primarily due to the three leased restaurants in Las Vegas, of which two were opened during the first half of 2013, for which there was no comparable revenue in the prior period. Additionally, the increase was also due to an increase in revenues of approximately $1.9 million at Hudson Common, the new restaurant at Hudson which opened during the first quarter of 2013.

Other hotel revenue decreased 8.8% to $2.2 million for the six months ended June 30, 2013 compared to $2.5 million for the six months ended June 30, 2012. This decrease was primarily due to the elimination, effective January 2012, of minibars at Hudson and the elimination of an internet connectivity fee charged to guests at Delano, effective February 2012.

Management Fee—Related Parties and Other Income. Management fee—related parties and other income increased 12.9% to $14.3 million for the six months ended June 30, 2013 compared to $12.6 million for the six months ended June 30, 2012, including a $0.9 million fee related to Ames and a $0.5 million termination fee related to Hotel Las Palapas. Excluding one-time items, management fees increased by 1.8%. This increase was primarily attributable to increased fees associated with the management of our Managed Hotels, whose performance improved during the first six months of 2013 as compared to the same period in 2012, as demonstrated by a 10.8% RevPAR increase at our comparable Managed Hotels, which includes Royalton, Morgans, Mondrian Los Angeles, Sanderson, and St Martins Lane, and excludes Delano Marrakech, which opened in September 2012, Hotel Las Palapas, which as of April 1, 2013, we no longer managed, and Ames, which as of July 17, 2013, we no longer managed. Partially offsetting this increase was a decrease of 6.4% in fees from TLG due to lower nightclub revenues.

The components of RevPAR from such comparable Managed Hotels for the six months ended June 30, 2013 and 2012 are summarized as follows (in actual dollars):

	Six Months Ended
	June 30, 2013	June 30, 2012	Change ($)	Change (%)
Occupancy	82.1%	75.6%	—	8.5%
ADR	$323	$316	$7	2.1%
RevPAR	$265	$239	$26	10.8%

Operating Costs and Expenses

Rooms expense increased 19.7% to $18.5 million for the six months ended June 30, 2013 compared to $15.4 million for the six months ended June 30, 2012. This increase is consistent with the increase in rooms revenue, discussed above, and is primarily a result of rooms out of service during the Hudson renovation work in 2012, which decreased rooms expense recognized during the six months ended June 30, 2012. As of June 30, 2013, all of Hudson’s rooms were renovated and back in service.

Food and beverage expense increased 17.4% to $28.9 million for the six months ended June 30, 2013 compared to $24.6 million for the six months ended June 30, 2012. This increase was primarily due to the expenses associated with the three leased restaurants in Las Vegas, two of which were opened during the first half of 2013, for which there was no comparable expense in the prior period.

Other departmental expense decreased 11.5% to $1.6 million for the six months ended June 30, 2013 compared to $1.8 million for the six months ended June 30, 2012. This decrease was primarily the result of the decrease in other hotel revenue noted above.

Hotel selling, general and administrative expense increased 11.0% to $20.9 million for the six months ended June 30, 2013 compared to $18.8 million for the six months ended June 30, 2012. This increase was primarily due to increased occupancy and more rooms in service at Hudson which resulted in increased heat, light and power and other related costs. Occupancy levels and the number of rooms in service at Hudson during the six months ended June 30, 2012 were lower due to the then ongoing renovation and out of service rooms.

Property taxes, insurance and other expense increased 13.2% to $8.6 million for the six months ended June 30, 2013 compared to $7.6 million for the six months ended June 30, 2012. This increase is primarily due to an increased real estate tax assessment at Hudson in 2013, as compared to the same period in 2012. Additionally, we received a real estate tax refund in 2012 as result of a Hudson tax appeal, for which there was no comparable refund received during the six months ended June 30, 2013.

Corporate expenses, including stock compensation decreased 5.5% to $15.7 million for the six months ended June 30, 2013 compared to $16.6 million for the six months ended June 30, 2012. This decrease was primarily due to our ongoing efforts to reduce general overhead costs.

Depreciation and amortization increased 15.6% to $13.4 million for the six months ended June 30, 2013 compared to $11.6 million for the six months ended June 30, 2012. This increase was primarily due to the increased depreciation related to the renovations which were completed at Delano South Beach and Hudson during 2012.

Restructuring and disposal costs increased by $4.5 million to $6.2 million for the six months ended June 30, 2013 compared to $1.7 million for the six months ended June 30, 2012. This increase was primarily due to legal and advisory fees incurred during the six months ended June 30, 2013 related to the 2013 Deleveraging Transaction and proxy contest.

Development costs decreased 46.0% to $1.4 million for the six months ended June 30, 2013 compared to $2.6 million for the six months ended June 30, 2012. This decrease was primarily due to pre-opening expenses incurred during the three months ended March 31, 2012 related to the re-launch of the renovated food and beverage venues at Delano South Beach, for which there was no comparable expense in 2013, as well as a slower pace of development activity during the six months ended June 30, 2013.

Impairment loss on receivables and other assets from unconsolidated joint venture and managed hotel was $5.8 million for the six months ended June 30, 2013 compared to zero for the six months ended June 30, 2012. During the six months ended June 30, 2013, we impaired certain outstanding receivables due from Mondrian SoHo and Delano Marrakech, as management concluded that collection of these receivables was uncertain, and we impaired the balance of our key money investment in Delano Marrakech. There were no comparable impairment charges in 2012.

Interest expense, net increased 42.8% to $22.8 million for the six months ended June 30, 2013 compared to $16.0 million for the six months ended June 30, 2012. This increase was primarily due to the refinancing of the Hudson mortgage debt in November 2012, which resulted in an increase in interest expense, and a higher average balance outstanding on the Company’s revolving credit facility during the six months ended June 30, 2013, which resulted in higher interest expense during that period.

Equity in loss of unconsolidated joint ventures resulted in a loss of $0.5 million for the six months ended June 30, 2013 compared to a loss of $3.6 million for the six months ended June 30, 2012. As a result of zero investment balances, we no longer record our share of equity in earnings or losses on a majority of our unconsolidated joint ventures, as we have written our investment balances down to zero due to impairments recorded in prior periods.

The components of RevPAR from our comparable Joint Venture Hotels for the six months ended June 30, 2013 and 2012, which includes Shore Club, Mondrian South Beach, and Mondrian SoHo and excludes Ames, in which we no longer owned any equity interests effective April 26, 2013, are summarized as follows:

	Six Months Ended
	June 30, 2013	June 30, 2012	Change ($)	Change (%)
Occupancy	81.7%	70.3%	—	16.2%
ADR	$309	$303	$6	1.9%
RevPAR	$252	$213	$39	18.4%

Gain on asset sales was flat for the periods presented, resulting in income of $4.0 million for the six months ended June 30, 2013 compared to $4.0 million for the six months ended June 30, 2012. This income was related to the recognition of gains we recorded on the sales of Royalton, Morgans and Mondrian Los Angeles and our 50% ownership in the entity that owned Sanderson and St Martins Lane, all occurring in 2011. As we have significant continuing involvement with these hotels through long-term management agreements, the gains on sales are deferred and recognized over the initial term of the related management agreement.

Other non-operating expenses decreased 80.5% to $0.5 million for the six months ended June 30, 2013 as compared to $2.5 million for the six months ended June 30, 2012. During the three months ended June 30, 2012, we recorded an increase in the fair value of the TLG Promissory Notes, discussed in note 6, for which the change in fair value was not as material during the six months ended June 30, 2013.

Income tax expense changed an immaterial amount, resulting in an expense of $0.4 million for the six months ended June 30, 2013 as compared to $0.3 million for the six months ended June 30, 2012.

Liquidity and Capital Resources

As of June 30, 2013, we had approximately $9.8 million in cash and cash equivalents, and the amount of borrowings available under our revolving credit facility secured by Delano South Beach (the “Delano Credit Facility”) was $56.0 million. As of June 30, 2013, total restricted cash held pursuant to certain debt or lease requirements was $18.5 million.

We intend to utilize our liquidity to repay outstanding debt, to repurchase a portion of our outstanding preferred securities, to fund growth and development efforts, renovations from time to time at existing Owned Hotels and Owned F&B Operations, and infrastructure improvements, and for general corporate purposes.

We have both short-term and long-term liquidity requirements as described in more detail below.

Liquidity Requirements

Short-Term Liquidity Requirements. We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred by us or our consolidated subsidiaries within the next 12 months and believe those requirements currently consist primarily of funds necessary to pay scheduled debt maturities and operating expenses and other expenditures directly associated with our properties, including the funding of our reserve accounts, capital commitments associated with certain of our development projects and existing hotels, and the completion of our food and beverage renovations at Hudson, which are expected to conclude during the third quarter of 2013.

Our obligations under the Delano Credit Facility become due in July 2014, as described under “—Debt.” As of June 30, 2013, the Delano Credit Facility had $34.0 million of outstanding borrowings and $10.0 million of posted letters of credit.

In addition, the Hudson 2012 Mortgage Loan, as defined and described under “—Debt,” matures on February 9, 2014. We have one, one-year extension option that will permit us to extend the maturity date of the Hudson 2012 Mortgage Loan to February 9, 2015, if certain conditions are satisfied at the extension date. The extension option requires, among other things, the borrowers to deliver a business plan and budget for the extension term reasonably satisfactory to the lender, maintain a loan to value ratio prior to the initial maturity date of not greater than 50%, and the payment of an extension fee in an amount equal to 0.50% of the then outstanding principal amount under the Hudson 2012 Mortgage Loan. We believe we will meet the requirements necessary to extend the Hudson 2012 Mortgage Loan to February 9, 2015.

We are focused on growing our portfolio, primarily with our core brands, in major gateway markets and key resort destinations. In order to obtain long term management contracts, we have committed to contribute capital in various forms on hotel development projects. These include equity investments, key money and cash flow guarantees to hotel owners. The cash flow guarantees generally have a stated maximum amount of funding and a defined term. The terms of the cash flow guarantees to hotel owners generally require us to fund if the hotels do not attain specified levels of operating profit. Often, cash flow guarantees to hotel owners may be recoverable as loans repayable to us out of future hotel cash flows and/or proceeds from the sale of hotels. As of June 30, 2013, our short-term key money funding obligations were $24.3 million, which represents £9.4 million (or approximately $14.3 million as of June 30, 2013) in key money for Mondrian London, which is expected to open in the first quarter of 2014, and funding of $10.0 million in key money for Mondrian at Baha Mar, which is secured by a related letter of credit under the Delano Credit Facility as of June 30, 2013.

In March 2013, we formally agreed to allow the owners of Hudson London to extend their option period for converting an approximately $16.7 million cash flow guarantee, as of June 30, 2013, which would become effective once the hotel is opened, into an equity obligation of £6 million and a key money obligation of £2 million (collectively, approximately $12.2 million as of June 30, 2013). In the event the owners exercise such conversion option, the equity and key money obligations could become due as early as 2013 once the owners finalize the capital plan.

On July 17, 2013, counsel for Jason Taubman Kalisman (“Kalisman”) and OTK Associates, LLC (“OTK”) filed in connection with their action in Delaware Chancery Court related to the 2013 Deleveraging Transaction (the “ Delaware Action”), as discussed further in Item 1. Legal Proceedings, a motion for the award of approximately $2.7 million in attorneys’ fees and expenses related to their prosecution of the Delaware Action thus far. The motion asserts that counsel is entitled to the award because their work achieved a substantial benefit for the Company and its stockholders. The motion seeks payment from us for these fees and costs. However we believe we will be able to recover such award, if granted, through our insurance.

Further, the Company believes that its current directors and officers’ insurance policies will cover some or all of the amounts incurred defending itself in the ongoing Delaware Actions and New York Action related to the 2013 Deleveraging Transaction. However we have not yet received a coverage position from our insurer with regard to the New York Action.

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

Long-Term Liquidity Requirements. We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred by us or our consolidated subsidiaries beyond the next 12 months and believe these requirements consist primarily of funds necessary to pay scheduled debt maturities, obligations under preferred securities, renovations at our Owned Hotels and Owned F&B Operations and other non-recurring capital expenditures that need to be made periodically with respect to our properties, the costs associated with acquisitions and development of properties under contract, and new acquisitions and development projects that we may pursue.

Our Convertible Notes, with a face value of $172.5 million, mature on October 15, 2014 unless repurchased by us or converted in accordance with their terms prior to such date. One or more affiliates of the Yucaipa Investors, own $88.0 million of the Convertible Notes.

Our Series A preferred securities have an 8% dividend rate until October 15, 2014, a 10% dividend rate from October 15, 2014 to October 15, 2016, and a 20% dividend rate thereafter, with a 4% increase in the dividend rate during certain periods in which the Yucaipa Investors’ nominee to our Board of Directors has not been elected as a director or subsequently appointed as a director by our Board of Directors. At the 2013 Annual Meeting, Ron Burkle, the Yucaipa Investors’ nominee to the Board of Directors, was not re-elected to the Board of Directors, and as of July 14, 2013, had not been offered a seat on the Company’s Board of Directors. Accordingly, the dividend rate on the Series A preferred securities increased by 4% to 12% as of July 14, 2013. See “—Recent Trends and Developments—Recent Developments—Dividend Rate on Preferred Securities.” The cumulative unpaid dividends also have a dividend rate equal to the then applicable dividend rate on the Series A preferred securities. We have the option to accrue any and all dividend payments, and as of June 30, 2013, have not declared any dividends. As of June 30, 2013, we have accrued undeclared dividends of approximately $26.0 million. We have the option to redeem any or all of the Series A preferred securities at any time.

We have long-term liquidity requirements which include our obligations related to our acquisition of TLG, including the TLG Promissory Notes which mature in November 2015. We may consider retiring the TLG Promissory Notes prior to the November 2015 maturity due to the increase in the interest rate from 8% to 18% in November 2014. On June 17, 2013, we received Notices of Change of Control from each of Andrew Sasson and Andy Masi pursuant to the TLG Promissory Notes held by each of Messrs. Sasson and Masi. The TLG Promissory Notes are guaranteed by us. The Notices claim that a total of $18.5 million of outstanding principal balances under the TLG Promissory Notes, plus any accrued and unpaid interest, are due and payable to Mr. Sasson and Mr. Masi as the result of a “Change of Control” of the Company in connection with the election of directors at the Company’s 2013 Annual Meeting. On August 1, 2013, we received a purported notice of Event of Default, acceleration and default interest under the TLG Promissory Notes. On August 5, 2013, Messrs. Sasson and Masi filed a lawsuit in the Supreme Court of the State of New York against TLG Acquisition LLC and Morgans Group LLC alleging, among other things, breach of contract and an event of default under the TLG Promissory Notes as a result of the Company’s failure to repay the TLG Promissory Notes following an alleged “Change of Control” of the Company. The complaint seeks $16 million on behalf of Andrew Sasson and $2 million on behalf of Andy Masi, plus interest compounded to principal, plus accrued and unpaid interest and reasonable costs and expenses incurred in the lawsuit. We believe that a Change of Control, within the meaning of the TLG Promissory Notes, has not occurred and that no prepayments are required under the TLG Promissory Notes. We intend to vigorously defend ourselves against the lawsuit. Under the Company’s Delano Credit Facility, a mandatory prepayment under the TLG Promissory Notes could constitute an event of default.

Additionally, as part of our acquisition of TLG, each of Messrs. Sasson and Masi received the right to require Morgans Group to purchase his 5% equity interest in TLG at any time after November 30, 2014 at a purchase price equal to his percentage equity ownership interest multiplied by the product of seven times the Non-Morgans EBITDA, as defined below in “—Debt,” for the preceding 12 months, subject to certain adjustments (the “Sasson-Masi Put Options”). The aggregate purchase price for the Sasson-Masi Put Options, which become exercisable in December 2014, would have been an estimated $6.0 million based on the contractual formula applied as of June 30, 2013.

Other long-term liquidity requirements include our obligations under our trust preferred securities, which mature in October 2036 and the Clift lease, each as described under “—Debt.” In the event we were to undertake a transaction that was deemed to constitute a transfer of our properties and assets substantially as an entirety within the meaning of the indenture, we may be required to repay the trust preferred securities prior to its maturity or obtain the trustee’s consent in connection with such transfer.

We anticipate we will need to renovate Clift in the next few years, which may require additional capital.

Additionally, as our new managed hotels are developed, to the extent we have committed to contribute key money, equity or debt, these amounts will generally come due prior to the hotel opening. As of June 30, 2013, our long-term key money commitments were approximately $7.0 million and our potential funding under cash flow guarantees at operating hotels and hotels under development at the maximum amount under the applicable contracts, but excluding contracts where the maximum cannot be determined, was $32.7 million, which includes an $8.0 million performance-based cash flow guarantee related to Delano Marrakech, which we believe we are not obligated to fund in the event of a default of the management agreement terms. We served the owner of Delano Marrakech with a notice of default in June 2013. As of June 30, 2013, we did not have any equity or debt financing commitments. Additionally, in July 2013, the Company entered into a hotel management agreement for Delano Cartagena. Through certain cash flow guarantees which stipulate certain minimum levels of operating performance, the Company may have potential future funding obligations related to Delano Cartagena, once opened. The maximum amount of such future funding obligations under the applicable contract is approximately $5.0 million.

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

In the future, we may require additional asset sales, debt or equity financings to satisfy both our short-term and long-term liquidity requirements, including the maturity of our Delano Credit Facility in July 2014 and the Convertible Notes in October 2014, or may need to access other sources. These sources may include joint venture transactions and new financing opportunities, which may involve the restructuring of our outstanding debt or preferred securities, the disposition of assets and businesses, and the repurchase from time to time of our outstanding debt securities in open market transactions or otherwise.

As of June 30, 2013, we had approximately $312.7 million of remaining Federal tax net operating loss carryforwards to offset future income, including gains on future asset sales. We believe we have significant value available to us in Delano South Beach and Hudson, as we consider upcoming maturities of debt starting in 2014.

Although the credit and equity markets remain challenging globally, we believe that these sources of capital will become available to us in the future to fund our short- and long-term liquidity requirements. However, there can be no assurances that we will be able to access any of these sources on terms acceptable to us or at all. For example, our ability to obtain additional debt is dependent upon a number of factors, including our degree of leverage, borrowing restrictions imposed by existing lenders and general market conditions. We will continue to explore various options from time to time as necessary for our liquidity requirements or advantageous in pursuing our business strategy.

Other Liquidity Matters

In addition to our expected short-term and long-term liquidity requirements, our liquidity could also be affected by certain other potential liquidity matters, including at our Joint Venture Hotels, as discussed below.

Mondrian South Beach Mortgage and Mezzanine Agreements. As of June 30, 2013, the joint venture’s outstanding nonrecourse mortgage debt was $39.4 million and mezzanine debt was $28.0 million. The joint venture also has an additional $28.0 million of mezzanine debt owed to affiliates of the joint venture partners. The lender’s nonrecourse mortgage loan and mezzanine loan related to Mondrian South Beach matured on August 1, 2009. In April 2010, the Mondrian South Beach ownership joint venture amended the nonrecourse financing and mezzanine loan agreements secured by Mondrian South Beach and extended the maturity date for up to seven years through extension options until April 2017, subject to certain conditions.

Morgans Group and affiliates of our joint venture partner have agreed to provide standard nonrecourse carve-out guaranties and provide certain limited indemnifications for the Mondrian South Beach mortgage and mezzanine loans. In the event of a default, the lenders’ recourse is generally limited to the mortgaged property or related equity interests, subject to standard nonrecourse carve-out guaranties for “bad boy” type acts. Morgans Group and affiliates of our joint venture partner also agreed to guaranty the joint venture’s obligation to reimburse certain expenses incurred by the lenders and indemnify the lenders in the event such lenders incur liability in connection with certain third-party actions. Morgans Group and affiliates of our joint venture partner have also guaranteed the joint venture’s liability for the unpaid principal amount of any seller financing note provided for condominium sales if such financing or related mortgage lien is found unenforceable, provided they shall not have any liability if the seller financed unit becomes subject again to the lien of the lender mortgage or title to the seller financed unit is otherwise transferred to the lender or if such seller financing note is repurchased by Morgans Group and/or affiliates of our joint venture at the full amount of unpaid principal balance of such seller financing note. In addition, although construction is complete and Mondrian South Beach opened on December 1, 2008, Morgans Group and affiliates of our joint venture partner may have continuing obligations under construction completion guaranties until all outstanding payables due to construction vendors are paid. As of June 30, 2013, there were remaining payables outstanding to vendors of approximately $0.7 million. Pursuant to a letter agreement with the lenders for the Mondrian South Beach loan, the joint venture agreed that these payables, many of which are currently contested or under dispute, will not be paid from operating funds but only from tax abatements and settlements of certain lawsuits. In the event funds from tax abatements and settlements of lawsuits are insufficient to repay these amounts in a timely manner, we and our joint venture partner are required to fund the shortfall amounts.

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

Mondrian SoHo. As of June 30, 2013, the Mondrian SoHo joint venture’s outstanding mortgage debt secured by the hotel was $196.0 million, excluding $24.5 million of deferred interest. The loan matured on November 15, 2012. In January 2013, the lender initiated foreclosure proceedings seeking, among other things, the ability to sell the property free and clear of our management agreement. We moved to dismiss the lender’s complaint on the grounds that, among other things, our management agreement is not terminable upon a foreclosure. The lender opposed our motion to dismiss and moved for summary judgment. Both motions are currently pending with argument set for late mid-August 2013. In February 2013, the owner of Mondrian SoHo, a joint venture in which Morgans Group owns a 20% equity interest, gave notice purporting to terminate Morgans Management as manager of the hotel. It also filed a lawsuit against us seeking termination of the management agreement on the same grounds. On April 8, 2013, we moved to dismiss the complaint. The owner subsequently moved for summary judgment and both motions are pending. We believe we have the right to continue to manage the hotel following a foreclosure, subject to certain circumstances, and we intend to continue to vigorously defend our rights to manage the property under our management agreement and related agreements, but we cannot assure you that we will be successful. On April 30, 2013, we filed a lawsuit against our joint venture partner and its parent in New York Supreme Court for damages based on the wrongful attempted termination of the management agreement, defamation, and breach of fiduciary and other obligations under the parties’ joint venture agreement. The response to that suit is currently due in late August 2013.

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

Ames. On April 26, 2013, the joint venture closed on a new loan agreement with the mortgage lenders that provides for a reduction of the mortgage debt and an extension of maturity in return for a cash paydown. We did not contribute to the cash paydown and instead entered into an agreement with our joint venture partner pursuant to which, among other things, (1) we assigned our equity interests in the joint venture to our joint venture partner, (2) we agreed to give our joint venture partner the right to terminate our management agreement upon 60 days prior notice in return for an aggregate payment of $1.8 million, and (3) a creditworthy affiliate of our joint venture partner has assumed all or a portion of our liability with respect to historic tax credit guaranties, with our liability for any tax credit guaranties capped, in any event, at $3.0 million in the aggregate. The potential liability for historic tax credit guaranties relates to approximately $16.9 million of federal and state historic rehabilitation tax credits that Ames qualified for at the time of its development. As of June 30, 2013, there has been no triggering event that would require us to accrue any potential liability related to the historic tax credit guarantee. Effective July 17, 2013, we no longer manage Ames.

Potential Litigation. We may have potential liability in connection with certain claims by a designer for which we have accrued $13.9 million as of June 30, 2013, as discussed in note 5 of our consolidated financial statements.

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

Comparison of Cash Flows for the Six Months Ended June 30, 2013 to the Six Months Ended June 30, 2012

Operating Activities. Net cash used in operating activities was $5.1 million for the six months ended June 30, 2013 as compared to net cash used in operating activities of $14.2 million for the six months ended June 30, 2012. This decrease in cash used was primarily due to improved operating results at our Owned Hotels.

Investing Activities. Net cash used in investing activities amounted to $4.4 million for the six months ended June 30, 2013 as compared to net cash used in investing activities of $25.6 million for the six months ended June 30, 2012. The decrease was primarily related to renovation costs incurred during the six months ended June 30, 2012 at Delano South Beach and Hudson, two of our Owned Hotels which were under renovation during the period. During the six months ended June 30, 2013, we spent approximately $4.0 million on renovations at Hudson, primarily in the restaurant and bar space.

Financing Activities. Net cash provided by financing activities amounted to $13.5 million for the six months ended June 30, 2013 as compared to $19.2 million for the six months ended June 30, 2012. This decrease was primarily due to decreased net funds being borrowed against the Delano Credit Facility during the six months ended June 30, 2013 as compared to the same period in 2012.

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

Clift. We lease Clift under a 99-year nonrecourse lease agreement expiring in 2103. The lease is accounted for as a financing with a liability balance of $90.3 million at June 30, 2013.

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

From April 21, 2010 to July 21, 2010, the Yucaipa Investors purchased $88 million of the Convertible Notes from third parties.

The Indenture governing our Convertible Notes provides that upon the occurrence of a Change of Control, as defined in the indenture agreement, in certain circumstances, the holders of the Convertible Notes have the right to require the Company to purchase their Convertible Notes at a price and during the period specified in the indenture agreement. Prior to the 2013 Annual Meeting, a majority of the Continuing Directors (as defined in the indenture agreement) adopted a resolution approving the nomination of the OTK Associates, LLC (“OTK”) nominees for election to the Board of Directors at the 2013 Annual Meeting for the purpose of assuring that OTK’s nominees constitute Continuing Directors under the indenture agreement. Such action was taken to ensure that the election of OTK’s nominees at the 2013 Annual Meeting did not constitute a Change of Control.

Delano Credit Facility. On July 28, 2011, we and certain of our subsidiaries (collectively, the “Borrowers”), including Beach Hotel Associates LLC (the “Florida Borrower”), entered into the Delano Credit Facility with Deutsche Bank Securities Inc. as sole lead arranger, Deutsche Bank Trust Company Americas, as agent, and the lenders party thereto.

The Delano Credit Facility provides commitments for a $100 million revolving credit facility and includes a $15 million letter of credit sub-facility. The maximum amount of such commitments available at any time for borrowings and letters of credit is determined according to a borrowing base valuation equal to the lesser of (i) 55% of the appraised value of Delano South Beach (the “Florida Property”) and (ii) the adjusted net operating income for the Florida Property divided by 11%. Extensions of credit under the Delano Credit Facility are available for general corporate purposes. The commitments under the Delano Credit Facility may be increased by up to an additional $10 million during the first two years of the facility, subject to certain conditions, including obtaining commitments from any one or more lenders to provide such additional commitments. The commitments under the Delano Credit Facility terminate on July 28, 2014, at which time all outstanding amounts under the Delano Credit Facility will be due and payable. Our maximum availability under the Delano Credit Facility was $100.0 million as of June 30, 2013, of which $34.0 million of borrowings were outstanding and $10.0 million of letters of credit were posted.

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

The Borrowers’ ability to borrow under the Delano Credit Facility is subject to ongoing compliance by us and the Borrowers with various customary affirmative and negative covenants, including limitations on liens, indebtedness, issuance of certain types of equity, affiliated transactions, investments, distributions, mergers and asset sales. In addition, the Delano Credit Facility requires that we and the Borrowers maintain a fixed charge coverage ratio (consolidated EBITDA to consolidated fixed charges) of no less than (i) 1.05 to 1.00 at all times on or prior to June 30, 2012 and (ii) 1.10 to 1.00 at all times thereafter. As of June 30, 2013, we were in compliance with the fixed charge coverage ratio under the Delano Credit Facility and the fixed charge coverage ratio was 1.45x.

The Delano Credit Facility also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Borrowers under the Delano Credit Facility to be immediately due and payable.

TLG Promissory Notes. On November 30, 2011 pursuant to purchase agreements entered into on November 17, 2011, certain of our subsidiaries completed the acquisition of 90% of the equity interests in TLG for a purchase price of $28.5 million in cash and up to $18 million in notes convertible into shares of our common stock at $9.50 per share subject to the achievement of certain EBITDA targets for the acquired business. The TLG Promissory Notes were allocated $16.0 million to Mr. Sasson and $2.0 million to Mr. Masi.

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

As of the issue date, the fair value of the TLG Promissory Notes was estimated at approximately $15.5 million utilizing a Monte Carlo simulation to estimate the probability of the performance conditions being satisfied. The Monte Carlo simulation used a statistical formula underlying the Black-Scholes and binomial formulas and such simulation was run approximately 100,000 times. For each simulation, the payoff is calculated at the settlement date, which is then discounted to the issue date at a risk-free interest rate. The average of the values over all simulations is the expected value on the issuance date. Assumptions used in the valuations included factors associated with the underlying performance of our stock price and total stockholder return over the term of the TLG Promissory Notes including total stockholder return, volatility and risk-free interest. The fair value of the TLG Promissory Notes was estimated as of the issue date using the following assumptions in the Monte-Carlo simulation: expected price volatility for our stock of 25%; a risk free rate of 0.4%; and no dividend payments over the measurement period. The fair value of the TLG Promissory Notes was $17.8 million as of June 30, 2013 and was estimated using the following assumptions in the Monte-Carlo simulation: expected price volatility for the Company’s stock of 15%; a risk free rate of 1.3%; and no dividend payments over the measurement period.

On June 17, 2013, we received Notices of Change of Control from each of Andrew Sasson and Andy Masi pursuant to the TLG Promissory Notes (together, the “Notices”). The TLG Promissory Notes are guaranteed by us. The Notices claim that a total of $18.5 million of outstanding principal balances under the Promissory Notes, plus any accrued and unpaid interest, are due and payable to Mr. Sasson and Mr. Masi as the result of a “Change of Control” of the Company in connection with the election of directors at the Company’s 2013 Annual Meeting. On August 1, 2013, we received a purported notice of Event of Default, acceleration and default interest under the TLG Promissory Notes. On August 5, 2013, Messrs. Sasson and Masi filed a lawsuit in the Supreme Court of the State of New York against TLG Acquisition LLC and Morgans Group LLC alleging, among other things, breach of contract and an event of default under the TLG Promissory Notes as a result of the Company’s failure to repay the TLG Promissory Notes following an alleged “Change of Control” of the Company. The complaint seeks $16 million on behalf of Andrew Sasson and $2 million on behalf of Andy Masi, plus interest compounded to principal, plus accrued and unpaid interest and reasonable costs and expenses incurred in the lawsuit. We believe that a Change of Control, within the meaning of the TLG Promissory Notes, has not occurred and that no prepayments are required under the TLG Promissory Notes. We intend to vigorously defend ourselves against the lawsuit. Under the Company’s Delano Credit Facility, a mandatory prepayment under the TLG Promissory Notes could constitute an event of default.

Hudson Capital Leases. We lease two condominium units at Hudson which are reflected as capital leases with balances of $6.1 million at June 30, 2013. Currently annual lease payments total approximately $1.0 million and are subject to increases in line with inflation. The leases expire in 2096 and 2098.

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

The Restaurant Lease Note does not bear interest except in the event of default, as defined in the agreement. In accordance with ASC 470, Debt, we imputed interest on the Restaurant Lease Note, which was recorded at its fair value of $7.5 million as of the date of issuance. At June 30, 2013, the recorded balance outstanding on the Restaurant Lease Note is $7.2 million.

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

Capital Expenditures and Reserve Funds

We are obligated to maintain reserve funds for capital expenditures at our Owned Hotels as determined pursuant to our debt or lease agreements related to such hotels, with the exception of Delano South Beach. Our Joint Venture Hotels and our Managed Hotels generally are subject to similar obligations under our management agreements or under debt agreements related to such hotels. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. Such agreements typically require the hotel owners to reserve funds at amounts equal to 4% of the hotel’s revenues and require the funds to be set aside in restricted cash. As of June 30, 2013, approximately $1.4 million was available in restricted cash reserves for future capital expenditures under these obligations related to our Owned Hotels.

At Hudson, we spent most of 2012 renovating all the guest rooms and corridors and converting single room dwelling (“SRO”) units into new guest rooms. The renovation was completed in September 2012 and the conversion of 32 SRO units into guest rooms was completed in January 2013, bringing the total number of guest rooms at Hudson to 866 as of June 30, 2013. In November 2012, we launched Hudson Lodge, a winter pop-up venue at the hotel’s private park. Additionally, in February 2013, we opened a new restaurant at Hudson, Hudson Commons, which is a modern-day beer hall and burger joint featuring a wide selection of local craft beers, inventive preparations of classic American fare, and soda shop-inspired specialty cocktails. The primary bar is currently closed for re-concepting and renovation, and we expect to relaunch it during the third quarter of 2013. During the first six months of 2013, we spent approximately $4.0 million to complete these renovations and we anticipate spending an additional approximately $1 million to complete the food and beverage project at Hudson in 2013.

We anticipate we will need to renovate Clift in the next few years, which may require capital.

The Hudson 2012 Mortgage Loan provides that, in the event the debt yield ratio falls below certain defined thresholds, all cash from the property is deposited into accounts controlled by the lenders from which debt service and operating expenses, including management fees, are paid and from which other reserve accounts may be funded. Any excess amounts are retained by the lenders until the debt yield ratio exceeds the required thresholds for three consecutive months. As of June 30, 2013, $5.4 million was held by the lenders in this reserve account. Furthermore, if our management company subsidiary that manages Hudson is not reserving sufficient funds for property tax, ground rent, insurance premiums, and capital expenditures in accordance with the hotel management agreement, then our subsidiary borrowers would be required to fund the reserve account for such purposes. Our subsidiary borrowers are not permitted to have any indebtedness other than certain permitted indebtedness customary in such transactions, including ordinary trade payables, purchase money indebtedness and capital lease obligations, subject to limits.

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

As of June 30, 2013, we had two interest rate caps outstanding and the fair values of these interest rate caps were insignificant.

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

On October 15, 2009, we entered into a securities purchase agreement with the Yucaipa Investors. Under the securities purchase agreement, we issued and sold to the Yucaipa Investors (i) $75.0 million of preferred stock comprised of 75,000 shares of the our Series A preferred securities, $1,000 liquidation preference per share, and (ii) the Yucaipa Warrants to purchase 12,500,000 shares of the Company’s common stock at an exercise price of $6.00 per share. The Yucaipa Warrants have a 7-1/2 year term and are exercisable utilizing a cashless exercise method only, resulting in a net share issuance. The exercise price and number of shares subject to the warrant are both subject to anti-dilution adjustments.

Off-Balance Sheet Arrangements

As of June 30, 2013, we had unconsolidated joint ventures that we account for using the equity method of accounting, most of which have mortgage or related debt, as described in “—Other Liquidity Matters” above. In some cases, we provide nonrecourse carve-out guaranties of joint venture debt, which guaranties are only triggered in the event of certain “bad boy” acts, and other limited liquidity or credit support, as described in “—Other Liquidity Matters” above.

Mondrian South Beach. We own a 50% interest in Mondrian South Beach, an apartment building which was converted into a condominium and hotel. Mondrian South Beach opened in December 2008, at which time we began operating the property under a 20-year management contract. We also own a 50% interest in a mezzanine financing joint venture with an affiliate of our Mondrian South Beach joint venture partner through which a total of $28.0 million in mezzanine financing was provided to the Mondrian South Beach joint venture. As of June 30, 2013, the joint venture’s outstanding nonrecourse mortgage debt secured by the hotel was $39.4 million and mezzanine debt was $28.0 million and the outstanding mezzanine debt owed to affiliates of the joint venture partners was $28.0 million.

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

We account for this investment under the equity method of accounting. At June 30, 2013, our investment in Mondrian South Beach was reduced to zero as a result of our allocated share of Mondrian South Beach’s equity in loss. Our equity in loss of Mondrian South Beach was $2.4 million and $2.7 million for the three and six months ended June 30, 2012, respectively .

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

Based on the decline in market conditions following the inception of the joint venture and, more recently, the need for additional funding to complete the hotel, we wrote down our investment in Mondrian SoHo to zero in June 2010 and recorded an impairment charge of $10.7 million through equity in loss of unconsolidated joint ventures for the year ended December 31, 2010. We have recorded all additional fundings as impairment charges through equity in loss of unconsolidated joint ventures during the periods the funds were contributed. As of June 30, 2013, our financial statements reflect no value for our investment in the Mondrian SoHo joint venture. During the three and six months ended June 30, 2013, the Company recorded a non-cash impairment charge of $1.5 million related to certain outstanding receivables due from Mondrian SoHo.

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

As of June 30, 2013, the Mondrian SoHo joint venture’s outstanding mortgage debt secured by the hotel was $196.0 million, excluding $24.5 million of deferred interest. The loan matured on November 15, 2012. In January 2013, the lender initiated foreclosure proceedings seeking, among other things, the ability to sell the property free and clear of our management agreement. We moved to dismiss the lender’s complaint on the grounds that, among other things, our management agreement is not terminable upon a foreclosure. The lender opposed our motion to dismiss and moved for summary judgment. Both motions are currently pending, with arguments set for mid-August 2013.

In February 2013, the owner of Mondrian SoHo, a joint venture in which Morgans Group owns a 20% equity interest, gave notice purporting to terminate Morgans Management as manager of the hotel. It also filed a lawsuit against us seeking termination of the management agreement on the same grounds. On April 8, 2013, we moved to dismiss the complaint. The owner subsequently moved for summary judgment and both motions are pending. We believe we have the right to continue to manage the hotel following a foreclosure, subject to certain circumstances, and we intend to continue to vigorously defend our rights to manage the property under our management agreement and related agreements, but we cannot assure you that we will be successful.

On April 30, 2013, we filed a lawsuit against our joint venture partner and parent in New York Supreme Court for damages based on the wrongful attempted termination of the management agreement, defamation, and breach of fiduciary and other obligations under the parties’ joint venture agreement. The response to this suit is currently due in late August 2013.

Shore Club. As of June 30, 2013, we owned approximately 7% of the joint venture that owns Shore Club. On September 15, 2009, the joint venture received a notice of default on behalf of the special servicer for the lender on the joint venture’s mortgage loan for failure to make its September monthly payment and for failure to maintain its debt service coverage ratio, as required by the loan documents. In March 2010, the lender for the Shore Club mortgage initiated foreclosure proceedings in U.S. federal district court. In October 2010, the federal court dismissed the case for lack of jurisdiction. In November 2010, the lender initiated foreclosure proceedings in state court and a bench trial took place in June 2012 during which the trial court granted a default ruling of foreclosure. Entry of the trial court’s foreclosure judgment was delayed by appellate proceedings relating to a motion to disqualify the trial judge and certain other trial court ruling. In May 2013, the trial court entered a final judgment of foreclosure and set a June 25, 2013 foreclosure sale. The joint venture subsequently filed motions with the trial court challenging judgment calculations, to stay the judgment pending appeal, and to bond the appeals, but the trial court denied all of the joint ventures actions. On June 24, 2013, the joint venture agreed to a six-month refinancing with a new lender which expires on December 24, 2013, which stopped the foreclosure sale. The foreclosure judgment has been satisfied by the joint venture, and a notice of that satisfaction was filed with the court on July 9, 2013, resolving the foreclosure judgment. We have operated and expect to continue to operate the hotel pursuant to the management agreement.

Mondrian Istanbul. In December 2011, we announced a new hotel management agreement for an approximately 128 room Mondrian-branded hotel to be located in the Old City area of Istanbul, Turkey. Upon completion and opening of the hotel, we will operate the hotel pursuant to a 20-year management agreement, with a 10-year extension option. The hotel is scheduled to open in 2014. As of June 30, 2013, we have contributed a total of $10.4 million in the form of equity and key money and have a 20% ownership interest in the venture owning the hotel.

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

At June 30, 2013, our investment in this food and beverage venture was $0.3 million. Our equity in loss of the food and beverage venture was $0.1 million and $0.2 million for the three months ended June 30, 2013 and 2012, respectively. Our equity in loss of the food and beverage venture was $0.3 million and $0.4 million for the six months ended June 30, 2013 and 2012, respectively.

Other Development Stage Hotels. We have a number of additional development projects signed or under consideration, some of which may require equity or debt investments, key money or credit support from us. In addition, through certain cash flow guarantees, we may have potential future funding obligations for hotels under development.

As of June 30, 2013, our key money commitments, which are discussed further in note 7 to our consolidated financial statements, were approximately $31.3 million and our potential funding obligations under cash flow guarantees at operating hotels and hotels under development at the maximum amount under the applicable contracts, but excluding contracts where the maximum cannot be determined, were $32.7 million, which includes an $8.0 million performance cash flow guarantee related to Delano Marrakech, which we believe we are not obligated to fund in the event of a default of the management agreement terms. We served the owner of Delano Marrakech with a notice of default in June 2013.

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

Interest Rate Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Some of our outstanding debt has a variable interest rate. As described in “Management’s Discussion and Analysis of Financial Results of Operations — Derivative Financial Instruments” above, we use derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of June 30, 2013, our total outstanding consolidated debt, including capital lease obligations, was approximately $555.1 million, of which approximately $214.0 million, or 38.6%, was variable rate debt. At June 30, 2013, the one month LIBOR rate was 0.19%.

As of June 30, 2013, the $214.0 million of variable rate debt consisted of our outstanding balance of $180.0 million on the Hudson 2012 Mortgage Loan and our $34.0 million of borrowings outstanding under our Delano Credit Facility. In connection with the Hudson 2012 Mortgage Loan, an interest rate cap for 2.5% in the full amount of $180.0 million was outstanding as of June 30, 2013. This interest rate cap matures in February 2014. The outstanding borrowings of $34.0 million on our Delano Credit Facility as of June 30, 2013 are not subject to an interest rate hedge. If interest rates on this $214.0 million variable rate debt increase by 1.0%, or 100 basis points, the increase in interest expense would reduce future pre-tax earnings and cash flows by approximately $2.1 million annually. The maximum annual amount the interest expense would increase on the $180.0 million of variable rate debt outstanding as of June 30, 2013 under the Hudson 2012 Mortgage Loan is $5.1 million due to our interest rate cap agreement, which would reduce future pre-tax earnings and cash flows by the same amount annually. If interest rates on this $214.0 million variable rate debt decrease by 1.0%, the decrease in interest expense would increase pre-tax earnings and cash flow by approximately $2.1 million annually.

As of June 30, 2013, our fixed rate debt, excluding our Hudson capital lease obligation, of $334.9 million consisted of the trust notes underlying our trust preferred securities, the Convertible Notes, the Clift lease, the TLG Promissory Notes, and the Restaurant Lease Note. The fair value of some of these debts is greater than the book value. As such, if interest rates increase by 1.0%, or approximately 100 basis points, the fair value of our fixed rate debt at June 30, 2013, would decrease by approximately $28.5 million. If market rates of interest decrease by 1.0%, the fair value of our fixed rate debt at June 30, 2013 would increase by $34.0 million.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 11, 2013 we moved to dismiss the lender’s complaint on the grounds that, among other things, our management agreement is not terminable upon a foreclosure. On April 2, 2013, the lender opposed our motion to dismiss and moved for summary judgment. Both motions are currently pending, with argument set for mid-August 2013. We intend to vigorously defend our rights, including to continue managing the property under our management agreement and related agreements. However, it is not possible to predict the outcome of the lawsuit.

On February 25, 2013, Sochin JV filed a complaint in the Court of Chancery of the State of Delaware against Morgans Management and Morgans Group, seeking, among other things, a declaration that plaintiff properly terminated the management agreement for the hotel, injunctive relief, and an award of damages in an amount to be determined, but alleged to exceed $10 million, plus interest. The management agreement has an initial term of 10 years, with two 10-year renewals, subject to certain conditions. The complaint alleges, among other things, mismanagement of the hotel and breach of the management agreement by Morgans Management. The plaintiff also purports to terminate the management agreement under alleged agency principles. The suit was initiated on behalf of Sochin JV by Cape Soho Holdings, LLC, our joint venture partner. On April 8, 2013, we moved to dismiss the complaint, the owner subsequently moved for summary judgment, and both motions are pending. We intend to vigorously defend our rights, including to continue managing the property under our management agreement and related agreements. However, it is not possible to predict the outcome of the lawsuit.

On April 30, 2013, we filed a lawsuit against Cape Soho Holdings, LLC and Cape Advisors Inc. in New York Supreme Court for damages based on the wrongful attempted termination of the management agreement, defamation, and breach of fiduciary and other obligations under the parties’ joint venture agreement. The response to this suit is currently due in late August 2013

Litigations Regarding 2013 Deleveraging Transaction

On April 1, 2013, director Kalisman filed in the Delaware Chancery Court the Delaware Action, a purported derivative action on behalf of the Company against the seven other persons who were then serving as members of our Board of Directors (the “Former Director Defendants”) and various third-parties associated with The Yucaipa Companies LLC (the “Yucaipa Defendants”). On April 4, 2013, OTK, a stockholder of the Company, filed a motion to intervene as a plaintiff in the Delaware Action. On April 12, 2013, Kalisman and OTK moved for leave to file an amended and supplemental complaint (the “Amended Complaint”), which the court granted on April 16, 2013.

The Amended Complaint purported to assert claims, both directly and derivatively on behalf of the Company, against the Former Director Defendants, the Yucaipa Defendants and the Company. The nine claims alleged in the Amended Complaint arose primarily from the Board of Directors’ approval on March 30, 2013 of the 2013 Deleveraging Transaction that were previously announced by the Company and described in a Form 8-K filed by the Company on April 1, 2013 with the Securities Exchange Commission. Among other things, plaintiffs alleged that (a) the Former Director Defendants breached their fiduciary duties through various actions purportedly taken in connection with their approval of the 2013 Deleveraging Transaction, including supposedly failing to provide Kalisman with adequate notice of the meeting to approve the 2013 Deleveraging Transaction, creating an allegedly unauthorized sub-committee of the Special Transaction Committee that excluded Kalisman and recommended the 2013 Deleveraging Transaction to the Board of Directors, and allegedly “accelerating” approval of the 2013 Deleveraging Transaction, “delaying” the 2013 Annual Meeting and “resetting the record date” for the 2013 Annual Meeting for the purported purpose of disrupting the “proxy contest launched by OTK” and failing to hold an annual meeting within thirteen months of the prior meeting; (b) the Former Director Defendants breached their fiduciary duties by approving the 2013 Deleveraging Transaction which did not reflect either a fair price or a fair process; (c) certain of the Yucaipa Defendants breached fiduciary duties owed to the Company and stockholders by “orchestrating” the approval of the 2013 Deleveraging Transaction and “delaying” the 2013 Annual Meeting and the record date and other Yucaipa Defendants “aided” and “abetted” the breach of fiduciary duties by the Former Director Defendants and certain of the other Yucaipa Defendants; and (d) the Company breached its duty to provide Kalisman with access to information requested in his position as a Company director. The Amended Complaint sought various forms of relief, including enjoining the 2013 Deleveraging Transaction, invalidating the Board of Directors’ approval of the 2013 Deleveraging Transaction and its decision to reschedule the Annual Meeting and reset the record date for the 2013 Annual Meeting and awarding the Company damages in an unspecified amount.

On April 12, 2013, plaintiffs Kalisman and OTK moved for a preliminary injunction order to enjoin defendants from (a) postponing the previously scheduled May 15, 2013 date for the 2013 Annual Meeting and the related record date of March 22, 2013 and (b) implementing the 2013 Deleveraging Transaction.

On May 13, 2013, the Court held a hearing on plaintiffs’ motion and on May 14, 2013, the Court issued its “Order Granting Preliminary Injunction” which (i) prohibited the Company from taking any steps to consummate the 2013 Deleveraging Transaction until the earlier of a trial on the merits of the pending action or a decision by the Company’s Board of Directors with respect to the Transaction made at a properly noticed meeting after due deliberation and after receiving a favorable recommendation from the Special Transaction Committee of the Board of Directors and (ii) requiring the Company to hold its 2013 Annual Meeting on Wednesday, May 15, 2013, the date the annual meeting was originally scheduled to be held, with the original record date of March 22, 2013. The Court further determined that all claims asserted by plaintiffs, including those resolved on a preliminary basis by the Court in its May 14, 2013 Order, were subject to final resolution following a trial to be scheduled sometime in the future.

On June 26, 2013, plaintiff OTK moved for leave to file a Second Amended and Supplemental Complaint (the “Second Amended Complaint”) which was granted, without opposition, by the Court on July 9, 2013. The Second Amended Complaint excludes Kalisman as a plaintiff but continues to assert claims, both directly and derivatively on behalf of the Company, against all persons and entities previously named as defendants in the Amended Complaint, except that no claims are now made against the Company. Among other things, the Second Amended Complaint asserts a claim against former director Ronald W. Burkle for allegedly aiding and abetting the other Former Director Defendants in breaching their fiduciary duties by approving the 2013 Deleveraging Transaction “following an unfair process and at an unfair price.” In addition, the Second Amended Complaint seeks a declaratory judgment that the 2013 Deleveraging Transaction, and its constituent contracts, are not enforceable either (a) because the Board of Director’s March 30, 2013 vote approving the Transaction was “invalid as a matter of law” or (b) Yucaipa repudiated the 2013 Deleveraging Transaction by announcing that the 2013 Deleveraging Transaction was not binding and by imposing “an additional and material condition on Yucaipa’s willingness to perform” under the 2013 Deleveraging Transaction.

On July 17, 2013, counsel for Kalisman and OTK filed in the Delaware Action a motion for the award of approximately $2.7 million in attorneys’ fees and expenses related to their prosecution of the Delaware Action thus far. The motion asserts that counsel is entitled to the award because their work achieved a substantial benefit for the Company and its stockholders. The motion seeks payment from us for these fees and costs. However, we believe our directors and officers’ liability insurance will cover such award, if granted, through our insurance.

Further, we believe that our current directors and officers insurance policies will cover some or all of the amounts incurred defending ourselves in such Delaware Actions.

Litigation with Yucaipa Regarding 2013 Deleveraging Transaction

On June 27, 2013, the Company received a purported notice of termination from Yucaipa American Alliance Fund II, L.P., Yucaipa American Alliance (Parallel) Fund II, L.P. and Yucaipa Aggregator Holdings, LLC (collectively, “Yucaipa”) supposedly terminating the putative Exchange Agreement, dated as of March 30, 2013, by and between Yucaipa and the Company (the “Agreement”) pursuant to Section 8.1.4 of the Agreement. Yucaipa asserted that its notice was warranted by, among other things, the purported withdrawal by the Company’s Board of Directors of its approval of the various contracts comprising the 2013 Deleveraging Transaction, including the Agreement and the Company’s alleged breach or repudiation of its representations, warranties and covenants in the Agreement. In its notice, Yucaipa made demand for a termination fee of $9 million pursuant to the Agreement.

In addition, on June 27, 2013, Yucaipa and Vintage Deco Hospitality LLC (collectively the “Yucaipa Plaintiffs”) filed a complaint against the Company and Morgans Group LLC in the Supreme Court of the State of New York in the County of New York (the “New York Action”) alleging, among other things, that the Company had refused to use commercially reasonable best efforts to close the Agreement and related putative agreements comprising the 2013 Deleveraging Transaction, and that there has “effectively” been a withdrawal or adverse modification of the approval of the 2013 Deleveraging Transaction by the Board of Directors. Alternatively, the Yucaipa Plaintiffs contend that the Company breached certain representations and warranties under the contracts comprising the 2013 Deleveraging Transaction. The Yucaipa Plaintiffs have asserted claims for, among other things, breach of contract, breach of the covenant of good faith and fair dealing and breach of representation and warranty. The complaint seeks, among other things, an award of damages equal to a termination fee of $9 million, as well as payment of out-of-pocket costs, indemnification in excess of $1 million, pre-judgment interest and attorney’s fees.

On July 22, 2013, the Company and Morgans Group LLC filed a motion in the New York Action to stay that action pending the disposition of the Delaware Action, which was filed three months earlier, and raises substantially similar issues between the same parties, or else to dismiss the New York Action outright. The central question in the New York Action, which is whether the contracts comprising the 2013 Deleveraging Transaction are enforceable, is also a central issue in the Delaware Action, where it has been the subject of extensive discovery, motion practice, and rulings by the Chancery Court, which has directed the parties to proceed promptly to trial.

We believe that our current directors and officers insurance policies will cover some or all of the amounts incurred defending ourselves in such ongoing New York Action. However we have not yet received a coverage position from our insurer with regard to this litigation.

On July 1, 2013, former director Ronald W. Burkle filed a complaint in the U.S. District Court for the Southern District of New York against OTK and the seven current members of the Company’s Board of Directors. The complaint purports to assert a claim against all defendants arising under Section 14(a) of the Securities Exchange Act of 1934, as amended, for allegedly using false and materially misleading proxy solicitation materials during the 2013 annual election of directors. The complaint seeks, among other things, an injunction requiring defendants to cause the Company to hold a new election of its Board of Directors. The Company is not a party to the action and the results of the litigation and its potential impact, if any, on the Company are not predictable.

Litigation Regarding TLG Promissory Notes

On August 5, 2013, Messrs. Andrew Sasson and Andy Masi filed a lawsuit in the Supreme Court of the State of New York against TLG Acquisition LLC and Morgans Group LLC relating to the $18.0 million TLG Promissory Notes. See note 1 and note 6 of our consolidated financial statements regarding the background of the TLG Promissory Notes. The complaint alleges, among other things, a breach of contract and an event of default under the TLG Promissory Notes as a result of the Company’s failure to repay the TLG Promissory Notes following an alleged “Change of Control” of the Company, that purportedly occurred upon the election of the Company’s current Board of Directors on June 14, 2013. The complaint seeks $16 million on behalf of Andrew Sasson and $2 million on behalf of Andy Masi, plus interest compounded to principal, plus accrued and unpaid interest and reasonable costs and expenses incurred in the lawsuit. The Company believes that the lawsuit is without merit and intends to vigorously defend itself

ITEM 1A.	RISK FACTORS.

In addition to the risk factor set forth below and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects.

Our business may be harmed as a result of litigation.

We are a party to several ongoing material legal proceedings. These proceedings are described above in Item 1 of Part II of this report under the heading “Legal Proceedings” and also in note 7 of our consolidated financial statements included in Item 1 of Part I of this report. Should an unfavorable outcome occur in some or all of our current legal proceedings, or if successful claims and other actions are brought against us in the future, our business, results of operations and financial condition could be seriously harmed.

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

MORGANS HOTEL GROUP CO.

/s/ MICHAEL J. GROSS
Michael J. Gross
Chief Executive Officer

/s/ RICHARD SZYMANSKI
Richard Szymanski
Chief Financial Officer and Secretary

August 6, 2013

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated May 11, 2006, by and among Morgans Hotel Group Co., MHG HR Acquisition Corp., Hard Rock Hotel, Inc. and Peter Morton (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 17, 2006)

2.2	First Amendment to Agreement and Plan of Merger, dated as of January 31, 2007, by and between Morgans Hotel Group Co., MHG HR Acquisition Corp., Hard Rock Hotel, Inc., (solely with respect to Section 1.6 and Section 1.8 thereof) 510 Development Corporation and (solely with respect to Section 1.7 thereof) Peter A. Morton (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 6, 2007)

3.1	Amended and Restated Certificate of Incorporation of Morgans Hotel Group Co. (incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on February 9, 2006)

3.2	Amended and Restated By-laws of Morgans Hotel Group Co. (incorporated by reference to Exhibit 3.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on February 9, 2006)

3.3	Certificate of Designations of Series of Preferred Stock Designated as Series A Preferred Securities of Morgans Hotel Group Co. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

4.1	Specimen Certificate of Common Stock of Morgans Hotel Group Co. (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on January 17, 2006)

4.2	Junior Subordinated Indenture, dated as of August 4, 2006, between Morgans Hotel Group Co., Morgans Group LLC and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 11, 2006)

4.3	Supplemental Indenture, dated as of November 2, 2009, by and among Morgans Group LLC, the Company and The Bank of New York Mellon Trust Company, National Association (as successor to JPMorgan Chase Bank, National Association), as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 4, 2009)

4.4	Amended and Restated Trust Agreement of MHG Capital Trust I, dated as of August 4, 2006, among Morgans Group LLC, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, and the Administrative Trustees Named Therein (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 11, 2006)

4.5	Amended and Restated Stockholder Protection Rights Agreement, dated as of October 1, 2009, between Morgans Hotel Group Co. and Mellon Investor Services LLC, as Rights Agent (including Forms of Rights Certificate and Assignment and of Election to Exercise as Exhibit A thereto and Form of Certificate of Designation and Terms of Participating Preferred Stock as Exhibit B thereto) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on October 2, 2009)

4.6	Amendment No. 1, dated as of October 15, 2009, to Amended and Restated Stockholder Protection Rights Agreement, dated as of October 1, 2009, between the Registrant and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

4.7	Amendment No. 2, dated as of April 21, 2010, to Amended and Restated Stockholder Protection Rights Agreement, dated as of October 1, 2009, between Morgans Hotel Group Co. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 22, 2010)

4.8	Amendment No. 3, dated as of October 3, 2012, to Amended and Restated Stockholder Protection Rights Agreement, dated as of October 1, 2009 and as amended on October 15, 2009 and April 21, 2010, between Morgans Hotel Group Co. and Computershare Shareowner Services LLC (f/k/a Mellon Investors Services LLC), as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 4, 2012)

Exhibit Number	Description
4.9	Indenture related to the Senior Subordinated Convertible Notes due 2014, dated as of October 17, 2007, by and among Morgans Hotel Group Co., Morgans Group LLC and The Bank of New York, as trustee (including form of 2.375% Senior Subordinated Convertible Note due 2014) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 17, 2007)

4.10	Registration Rights Agreement, dated as of October 17, 2007, between Morgans Hotel Group Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on October 17, 2007)

4.11	Form of Warrant for Warrants issued under Securities Purchase Agreement to Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

4.12	Warrant, dated October 15, 2009, issued to Yucaipa American Alliance Fund II, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

4.13	Warrant, dated October 15, 2009, issued to Yucaipa American Alliance Fund II, LLC (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.