Form 10-K/A
period 2012-12-31
Morgans Hotel Group Co.
filed 2013-10-02
CIK 1342126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 2

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

As of September 30, 2013, the registrant had issued and outstanding 33,127,741 shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Morgans Hotel Group Co. (the “Company,” “we,” “us,” “our”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, originally filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2013, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 30, 2013 (as so amended, the “Original Filing”), to correct an error in Part III, Item 10 of the report, in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 10 of the Original Filing is hereby amended and restated in its entirety as set forth below. This Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC made subsequent to the Original Filing.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires that our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC and Nasdaq. These reporting persons are required by the SEC to furnish us with copies of all Forms 3, 4 and 5 that they file.

Based solely information provided to us by our executive officers, directors and persons who own more than 10% of our common stock, we believe that such persons complied with all Section 16(a) filing requirements applicable to them with respect to transactions during 2012, except that Mr. Burkle filed a Form 4 on March 26, 2012 that covered certain dispositions of our common stock by funds affiliated with Mr. Burkle on March 20, 2012.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 1, 2013.

MORGANS HOTEL GROUP CO.

By:	/s/ Jason Taubman Kalisman
Name: Jason Taubman Kalisman
Title: Interim Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

31.1	Certification Statement of Chief Financial Officer of Morgans Hotel Group Co. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification Statement of Chief Executive Officer of Morgans Hotel Group Co. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)