Form 10-Q
period 2013-09-30
Morgans Hotel Group Co.
filed 2013-11-07
CIK 1342126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of November 6, 2013 was 33,569,047.

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for “forward-looking statements” made by or on behalf of a company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our stockholders. These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ materially from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Important risks and factors that could cause our actual results to differ materially from those expressed in any forward-looking statements include, but are not limited to, the risks discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and other documents we file with the Securities and Exchange Commission from time to time; a sustained downturn in economic and market conditions, both in the U.S. and internationally, particularly as it impacts demand for travel, hotels, dining and entertainment; our levels of debt, our ability to refinance our current outstanding debt, repay outstanding debt or make payments on guaranties as they may become due, our ability to access the capital markets, and the ability of our joint ventures to do the foregoing; the impact of financial and other covenants in our revolving credit facility and other debt instruments that limit our ability to borrow and restrict our operations; our history of losses; our ability to compete in the “boutique” or “lifestyle” hotel segments of the hospitality industry and changes in the competitive environment in our industry and the markets where we invest; our ability to protect the value of our name, image and brands and our intellectual property; risks related to our international operations, such as global economic conditions, political or economic instability, compliance with foreign regulations and satisfaction of international business and workplace requirements; our ability to timely fund the renovations and capital improvements necessary to maintain our properties at the quality of the Morgans Hotel Group and associated brands; risks associated with the acquisition, development and integration of properties and businesses; the risks of conducting business through joint venture entities over which we may not have full control; the seasonal nature of the hospitality business and other aspects of the hospitality industry that are beyond our control; the impact of any material litigation, claims or disputes, including labor disputes; potential terminations of management agreements and disputes with owners of hotels that we manage; the loss of key members of our senior management; risks related to natural disasters, terrorist attacks, the threat of terrorist attacks and similar disasters; general volatility of the capital markets and our ability to access the capital markets; and changes in the competitive environment in our industry and the markets where we invest.

We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

Morgans Hotel Group Co.

Consolidated Balance Sheets

(in thousands, except per share data)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Property and equipment, net	$297,311	$303,689
Goodwill	66,572	66,572
Investments in and advances to unconsolidated joint ventures	10,549	11,178
Cash and cash equivalents	7,606	5,847
Restricted cash	20,621	21,226
Accounts receivable, net	17,336	16,592
Related party receivables	3,421	5,754
Prepaid expenses and other assets	9,331	8,691
Deferred tax asset, net	78,758	78,758
Investment in TLG management contracts, net	25,144	29,469
Other assets, net	36,187	43,379

Total assets	$572,836	$591,155

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Debt and capital lease obligations	$557,070	$538,143
Accounts payable and accrued liabilities	39,064	34,627
Deferred gain on asset sales	135,424	141,401
Other liabilities	14,146	14,301

Total liabilities	745,704	728,472
Redeemable noncontrolling interest	6,317	6,053
Commitments and contingencies
Preferred stock, $.01 par value; liquidation preference $1,000 per share, 75,000 shares authorized and issued at September 30, 2013 and December 31, 2012, respectively	60,852	57,755
Common stock, $.01 par value; 200,000,000 shares authorized; 36,277,495 shares issued at September 30, 2013 and December 31, 2012, respectively	363	363
Additional paid-in capital	256,244	265,014
Treasury stock, at cost, 3,149,754 and 3,977,988 shares of common stock at September 30, 2013 and December 31, 2012, respectively	(44,737)	(58,917)
Accumulated other comprehensive loss	(10)	(50)
Accumulated deficit	(454,449)	(413,601)

Total Morgans Hotel Group Co. stockholders’ deficit	(181,737)	(149,436)
Noncontrolling interest	2,552	6,066

Total deficit	(179,185)	(143,370)

Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$572,836	$591,155

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.

Consolidated Statements of Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three Months Ended Sept. 30, 2013	Three Months Ended Sept. 30, 2012	Nine Months Ended Sept. 30, 2013	Nine Months Ended Sept. 30, 2012
Revenues:
Rooms	$29,950	$24,311	$87,303	$70,930
Food and beverage	20,214	12,649	59,713	42,025
Other hotel	1,142	1,036	3,384	3,495

Total hotel revenues	51,306	37,996	150,400	116,450
Management fee-related parties and other income	6,956	6,040	21,220	18,672

Total revenues	58,262	44,036	171,620	135,122
Operating Costs and Expenses:
Rooms	9,414	7,818	27,889	23,256
Food and beverage	15,978	10,178	44,845	34,773
Other departmental	806	829	2,422	2,655
Hotel selling, general and administrative	10,734	9,549	31,587	28,335
Property taxes, insurance and other	4,080	3,965	12,641	11,531

Total hotel operating expenses	41,012	32,339	119,384	100,550
Corporate expenses, including stock compensation of $1.3 million, $2.2 million, $3.6 million, and $4.8 million, respectively	6,754	8,675	22,469	25,302
Depreciation and amortization	7,114	5,827	20,535	17,437
Restructuring and disposal costs	1,799	2,082	7,951	3,738
Development costs	971	1,378	2,368	3,966
Impairment loss on receivables and other assets from managed hotel and unconsolidated joint venture	167	—	5,942	—

Total operating costs and expenses	57,817	50,301	178,649	150,993
Operating income (loss)	445	(6,265)	(7,029)	(15,871)
Interest expense, net	11,585	8,344	34,434	24,348
Equity in losses of unconsolidated joint ventures	278	1,376	773	4,992
Gain on asset sales	(2,005)	(1,993)	(6,015)	(5,984)
Other non-operating expenses	810	1,728	1,289	4,190

Loss before income tax expense	(10,223)	(15,720)	(37,510)	(43,417)
Income tax expense	105	234	541	548

Net loss	(10,328)	(15,954)	(38,051)	(43,965)
Net loss attributable to noncontrolling interest	—	277	298	614

Net loss attributable to Morgans Hotel Group	(10,328)	(15,677)	(37,753)	(43,351)
Preferred stock dividends and accretion	4,037	2,836	9,976	8,204

Net loss attributable to common stockholders	(14,365)	(18,513)	(47,729)	(51,555)
Other comprehensive loss:
Unrealized gain (loss) on valuation of swap/cap agreements, net of tax	9	4	41	(1)

Comprehensive loss	$(14,356)	$(18,509)	$(47,688)	$(51,556)

Loss per share:
Basic and diluted attributable to common stockholders	$(0.44)	$(0.59)	$(1.46)	$(1.65)
Weighted average number of common shares outstanding:
Basic and diluted	32,693	31,208	32,590	31,283

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(38,051)	$(43,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,224	12,686
Amortization of other assets	5,311	4,751
Amortization of deferred financing costs	4,563	2,907
Amortization of discount on convertible notes	1,707	1,707
Amortization of deferred gain on asset sales	(6,015)	(5,984)
Stock-based compensation	3,552	4,789
Accretion of interest	2,158	1,591
Equity in losses from unconsolidated joint ventures	773	4,992
Impairment loss on receivables and other assets from managed hotels and unconsolidated joint venture	5,942	—
Impairment loss and loss on disposal of assets	273	102
Change in value of interest caps and swaps, net	42	8
Change in fair value of TLG promissory notes	60	1,900
Changes in assets and liabilities:
Accounts receivable, net	(2,801)	(3,286)
Related party receivables	874	(1,372)
Restricted cash	(1,095)	551
Prepaid expenses and other assets	(640)	(2,301)
Accounts payable and accrued liabilities	4,476	(3,206)

Net cash used in operating activities	(3,647)	(17,718)

Cash flows from investing activities:
Additions to property and equipment	(9,056)	(27,852)
Withdrawals from capital improvement escrows, net	1,700	1,577
Distributions from unconsolidated joint ventures	7	7
Purchase of and additions to leasehold interests in Las Vegas restaurants	(208)	(15,000)
Investment in hotel development	(375)	(5,569)
Investments in and settlement related to unconsolidated joint ventures	(151)	(6,428)

Net cash used in investing activities	(8,083)	(53,265)

Cash flows from financing activities:
Proceeds from debt	22,000	52,000
Payments on debt and capital lease obligations	(6,998)	(47)
Debt issuance costs	(265)	(103)
Cash paid in connection with vesting of stock based awards	(545)	(425)
Distributions to holders of noncontrolling interests in consolidated subsidiaries	(703)	(743)

Net cash provided by financing activities	13,489	50,682

Net increase (decrease) in cash and cash equivalents	1,759	(20,301)
Cash and cash equivalents, beginning of period	5,847	28,855

Cash and cash equivalents, end of period	$7,606	$8,554

Supplemental disclosure of cash flow information:
Cash paid for interest	$26,273	$17,354

Cash paid for taxes	$150	$643

Non cash investment and financing activities are as follows:
Promissory notes issued for acquisition of restaurant leases in Las Vegas	$—	$7,547

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

In connection with the Company’s initial public offering, the Former Parent contributed the subsidiaries and ownership interests in nine operating hotels in the United States and the United Kingdom to Morgans Group in exchange for membership units. Simultaneously, Morgans Group issued additional membership units to the Morgans Hotel Group Co. predecessor in exchange for cash raised by the Company from the initial public offering. The Former Parent also contributed all the membership interests in its hotel management business to Morgans Group in return for 1,000,000 membership units in Morgans Group exchangeable for shares of the Company’s common stock. The Company is the managing member of Morgans Group and has full management control. In September 2013, NorthStar Capital Investment Corp. converted 439,309 membership units into common stock. After this conversion, as of September 30, 2013 there were 514,756 membership units in Morgans Group outstanding. Additionally, in October 2013, NorthStar Capital Investment Corp. converted 439,310 membership units into common stock leaving 75,446 membership units outstanding exchangeable for shares of the Company’s common stock.

On February 17, 2006, the Company completed its initial public offering. The Company issued 15,000,000 shares of common stock at $20 per share resulting in net proceeds of approximately $272.5 million, after underwriters’ discounts and offering expenses.

The Company has one reportable operating segment; it operates, owns, acquires, develops and redevelops boutique hotels, nightclubs, restaurants, bars and other food and beverage venues in many of the hotels it operates, as well as in hotels and casinos operated by MGM in Las Vegas. During the nine months ended September 30, 2013 and 2012, the Company derived 10.5% and 12.7%, respectively, of its total revenues from international locations. The assets at these international locations were not significant during the periods presented.

Operating Hotels

The Company’s operating hotels as of September 30, 2013 are as follows:

Hotel Name	Location	Number of Rooms	Ownership
Hudson	New York, NY	866	(1)
Morgans	New York, NY	114	(2)
Royalton	New York, NY	168	(2)
Mondrian SoHo	New York, NY	263	(3)
Delano South Beach	Miami Beach, FL	194	(4)
Mondrian South Beach	Miami Beach, FL	220	(5)
Shore Club	Miami Beach, FL	309	(6)
Mondrian Los Angeles	Los Angeles, CA	237	(7)
Clift	San Francisco, CA	372	(8)
Sanderson	London, England	150	(9)
St Martins Lane	London, England	204	(9)
Delano Marrakech	Marrakech, Morocco	71	(10)

(1)	The Company owns 100% of Hudson through its subsidiary, Henry Hudson Holdings LLC, which is part of a property that is structured as a condominium, in which Hudson constitutes 96% of the square footage of the entire building. As of September 30, 2013, Hudson has 866 guest rooms and 62 single room dwelling units (“SROs”). Each SRO is for occupancy by a single eligible individual. The unit need not, but may, contain food preparation or sanitary facilities, or both. SROs remain from the prior ownership of the building and the Company is by statute required to maintain these long-term tenants, unless the Company gets their consent, as long as they pay the Company their rent. Certain of the Company’s subsidiaries, including Henry Hudson Holdings LLC, Hudson Leaseco LLC, the lessee of our Hudson hotel, and certain related entities and lessees are required by the terms of the non-recourse indebtedness related to Hudson to maintain their status as “single purpose entities.” As such, their assets, which are included in the Company’s consolidated financial statements, are not available to satisfy the indebtedness or other obligations of our other subsidiaries.
(2)	Operated under a management contract; wholly-owned until May 23, 2011, when the hotel was sold to a third-party.
(3)	Operated under a management contract and owned through an unconsolidated joint venture in which the Company held a minority ownership interest of approximately 20% at September 30, 2013. See note 4.
(4)	Wholly-owned hotel.
(5)	Operated as a condominium hotel under a management contract and owned through a 50/50 unconsolidated joint venture. As of September 30, 2013, 232 hotel residences have been sold, of which 117 are in the hotel rental pool and are included in the hotel room count, and 103 hotel residences remain to be sold. See note 4.
(6)	Operated under a management contract and owned through an unconsolidated joint venture in which the Company held a minority ownership interest of approximately 7% as of September 30, 2013. See note 4.
(7)	Operated under a management contract; wholly-owned until May 3, 2011, when the hotel was sold to a third-party.
(8)	The hotel is operated under a long-term lease which is accounted for as a financing. See note 6.
(9)	Operated under a management contract; owned through a 50/50 unconsolidated joint venture until November 2011, when the Company sold its equity interests in the joint venture to a third-party. See note 4.
(10)	Operated under a management contract. In September 2013, the Company served notice of termination of its management agreement for Delano Marrakech following the failure by the owner of Delano Marrakech to remedy numerous breaches of the agreement. As a result, the Company will discontinue all affiliation with the hotel including the removal of the Delano name and management of the property, effective November 12, 2013.

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

Each of TLG’s venues is managed by a subsidiary of TLG Acquisition. Through the Company’s ownership of TLG, it recognizes management fees in accordance with the applicable management agreement which generally provides for base management fees as a percentage of gross sales, and incentive management fees as a percentage of net profits, as calculated pursuant to the management agreements. TLG’s management agreements are typically structured as 10-year initial term contracts (effective the opening date of each respective venue) with renewal options. In addition to TLG’s management of the food and beverage operations at Delano South Beach, as of September 30, 2013, TLG manages 19 venues in Las Vegas, including 14 for MGM, 2 for affiliates of The Yucaipa Companies, LLC and Andrew Sasson, and 3 for subsidiaries of the Company. Under TLG’s management agreements, all costs associated with the construction, build-out, FF&E, operating supplies, equipment and daily operational expenses are typically borne by the owner or lessor of the venue. TLG’s management agreements may be subject to early termination in specified circumstances. For example, the agreements generally contain, among other covenants, a performance test that stipulates a minimum level of operating performance, and restrictions as to certain requirements of suitability, capacity, compliance with laws and material terms, financial stability, and certain of the management agreements require that certain named representatives, including Andy Masi, must remain employed by or under contract to TLG.

TLG owns the trade name, service mark or other intellectual property rights associated with the names of most of its nightclubs, lounges, restaurants and pools.

Concurrent with the closing of The Light Group Transaction, the operating agreement of TLG Acquisition, the Company’s subsidiary, was amended and restated to provide that Morgans Group, which holds 90% of the membership interests in TLG Acquisition, would be the managing member and that Messrs. Sasson and Masi, each of whom holds a 5% membership interest in TLG Acquisition, would be non-managing members of TLG Acquisition. Messrs. Sasson and Masi, however, have approval rights over, among other things, certain fundamental transactions involving TLG Acquisition and, for so long as the TLG Promissory Notes remain outstanding, annual budgets, amendments or terminations of management agreements and other actions that would materially and adversely affect the likelihood that TLG Acquisition would achieve $18 million in EBITDA from non-Morgans business (“Non-Morgans EBITDA”) during the applicable measurement period.

Each of Messrs. Sasson and Masi received the right to require Morgans Group to purchase his equity interest in TLG at any time after November 30, 2014 at a purchase price equal to his percentage equity ownership interest multiplied by the product of seven times the Non-Morgans EBITDA for the preceding 12 months, subject to certain adjustments (the “Sasson-Masi Put Options”). In addition, Morgans Group has the right to require each of Messrs. Sasson and Masi to sell his 5% equity interest in TLG at any time after November 30, 2017 at a purchase price equal to his percentage equity ownership interest multiplied by the product of seven times the Non-Morgans EBITDA for the preceding 12 months, subject to certain adjustments. The Company initially accounted for the redeemable noncontrolling interest at fair value in accordance with ASC 805, Business Combinations. Due to the redemption feature associated with the Sasson-Masi Put Options, the Company classified the noncontrolling interest in temporary equity in accordance with the Securities and Exchange Commission’s guidance as codified in ASC 480-10, Distinguishing Liabilities from Equity. Subsequently, the Company will accrete the redeemable noncontrolling interest to its current redemption value, which approximates fair value, each period. The change in the redemption value does not impact the Company’s earnings or earnings per share. The Company recorded an obligation of $6.3 million related to the Sasson-Masi Put Options, which is recorded as redeemable noncontrolling interest on the September 30, 2013 consolidated balance sheet.

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

Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

The Hudson 2012 Mortgage Loan, defined below in note 6, provides that, in the event the debt yield ratio falls below certain defined thresholds, all cash from the property is deposited into accounts controlled by the lenders from which debt service and operating expenses, including management fees, are paid and from which other reserve accounts may be funded. Any excess amounts are retained by the lenders until the debt yield ratio exceeds the required thresholds for three consecutive months. As of September 30, 2013, $5.2 million was held by the lenders in this reserve account.

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

Investments in and Advances to Unconsolidated Joint Ventures

The Company accounts for its investments in unconsolidated joint ventures using the equity method as it does not exercise control over significant asset decisions such as buying, selling or financing nor is it the primary beneficiary under ASC 810-10, as discussed above. Under the equity method, the Company increases its investment for its proportionate share of net income and contributions to the joint venture and decreases its investment balance by recording its proportionate share of net loss and distributions. For investments in which there is recourse or unfunded commitments to provide additional equity, distributions and losses in excess of the investment are recorded as a liability. As of September 30, 2013, there were no liabilities recorded related to these investments.

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

Other Assets

In August 2012, the Company entered into an agreement with MGM to convert THEhotel to Delano Las Vegas, which will be managed by MGM pursuant to a 10-year licensing agreement, with two 5-year extensions at the Company’s option, subject to performance thresholds. In addition, the Company acquired the leasehold interests in three food and beverage venues at Mandalay Bay in Las Vegas from an existing tenant for $15.0 million in cash at closing and a deferred, principal-only $10.6 million promissory note (“Restaurant Lease Note”) to be paid over seven years, which the Company recorded at fair value as of the date of issuance of $7.5 million, as discussed in note 6. The venues have been re-concepted and renovated and are managed by TLG. The three food and beverage venues are being operated pursuant to 10-year operating leases with an MGM affiliate, pursuant to which the Company pays minimum annual lease payments and a percentage rent based on cash flow. The Company allocated the total consideration paid, or to be paid, to the license agreement and the restaurant leasehold asset based on their respective fair values. The Company amortizes the fair value of the license agreement, using the straight line method, over the 10-year life of the license agreement, and the fair value of the restaurant leasehold interests, using the straight line method, over the 10-year life of the operating leases.

Further, other assets consists of key money payments related to hotels under development, as discussed further in note 7, deferred financing costs, and fair value of the lease agreements in the food and beverage venues at Sanderson and St Martins Lane, which the Company acquired in the CGM Transaction, as discussed further in note 1. The Sanderson and St Martins Lane food and beverage lease agreements are being amortized, using the straight line method, over the expected life of the agreements. Deferred financing costs included in other assets are being amortized, using the straight line method, which approximates the effective interest rate method, over the terms of the related debt agreements.

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

Income taxes for the three and nine months ended September 30, 2013 and 2012, were computed using the Company’s effective tax rate.

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

In connection with its Outperformance Award Program, which is a long-term incentive plan intended to provide the Company’s senior management with the ability to earn cash or equity awards based on the Company’s level of return to shareholders over a three-year period, as discussed in note 8, the Company issued a new series of outperformance long-term incentive units (the “OPP LTIP Units”) which were initially fair valued on the date of grant, and at each reporting period, utilizing a Monte Carlo simulation to estimate the probability of the performance vesting conditions being satisfied. The Monte Carlo simulation used a statistical formula underlying the Black-Scholes and binomial formulas and such simulation was run approximately 100,000 times. As the Company has the ability to settle the vested OPP LTIP Units with cash, these awards are not considered to be indexed to the Company’s stock price and are accounted for as liabilities at fair value. Although the Company has determined that the majority of the inputs used to value the OPP LTIP Units fall within Level 1 of the fair value hierarchy, the Monte Carlo simulation model utilizes Level 2 inputs, such as estimates of the Company’s volatility. Accordingly, the OPP LTIP Unit liability was classified as a Level 2 fair value measure.

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

Also in connection with The Light Group Transaction, the Company provided Messrs. Sasson and Masi with the Sasson-Masi Put Options. Due to the redemption feature associated with the Sasson-Masi Put Options, the Company classified the noncontrolling interest in temporary equity. Subsequently, the Company will accrete the redeemable noncontrolling interest to its current redemption value, which approximates fair value, each period. The Company has determined that the majority of the inputs used to value the Sasson-Masi Put Options fall within Level 3 of the fair value hierarchy. Accordingly, the Sasson-Masi Put Options have been classified as Level 3 fair value measurements.

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

During the nine months ended September 30, 2013, the Company recognized non-cash impairment charges related to the Company’s receivables due from and other assets related to Mondrian SoHo, Ames, and Delano Marrakech totaling $6.1 million, of which $5.9 million was recorded as an impairment loss on receivables and other assets from unconsolidated joint venture and managed hotel and $0.2 million was recorded through equity in loss of unconsolidated joint venture on the consolidated statements of comprehensive loss. Also during the nine months ended September 30, 2012, the Company recognized non-cash impairment charges related to the Company’s investments in Mondrian SoHo of $0.6 million through equity in loss from unconsolidated joint ventures. The Company’s estimated fair value relating to these impairment assessments was based primarily upon Level 3 measurements, including a discounted cash flow analysis to estimate the fair value of the assets taking into account the assets expected cash flow, holding period and estimated proceeds from the disposition of assets, as well as market and economic conditions.

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, and fixed and variable rate debt. Management believes the carrying amount of the aforementioned financial instruments, excluding fixed-rate debt, is a reasonable estimate of fair value as of September 30, 2013 and December 31, 2012 due to the short-term maturity of these items or variable market interest rates for debt.

The fair market value of the Company’s $247.5 million of fixed rate debt, which includes the Company’s trust preferred securities, TLG Promissory Notes at fair value, Restaurant Lease Note, discussed above, and Convertible Notes at face value, as discussed in note 6, as of September 30, 2013 was approximately $236.1 million, using market rates. The fair market value of the Company’s $248.0 million of fixed rate debt, which includes the Company’s trust preferred securities, TLG Promissory Notes at fair value, Restaurant Lease Note, discussed above, and Convertible Notes at face value, as discussed in note 6, as of December 31, 2012 was approximately $240.8 million, using market rates.

Although the Company has determined that the majority of the inputs used to value its fixed rate debt fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its fixed rate debt utilize Level 3 inputs, such as estimates of current credit spreads. However, as of September 30, 2013 and December 31, 2012, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its fixed rate debt and determined that the credit valuation adjustments are not significant to the overall valuation of its fixed rate debt. Accordingly, all derivatives have been classified as Level 2 fair value measurements.

Stock-based Compensation

The Company accounts for stock based employee compensation using the fair value method of accounting described in ASC 718-10. For share grants, total compensation expense is based on the price of the Company’s stock at the grant date. For option grants, the total compensation expense is based on the estimated fair value using the Black-Scholes option-pricing model. For awards under the Company’s Outperformance Award Program, discussed in note 8, long-term incentive awards, the total compensation expense is based on the estimated fair value using the Monte Carlo pricing model. Compensation expense is recorded ratably over the vesting period. Stock compensation expense recognized for the three and nine months ended September 30, 2013 and 2012 was $1.3 million, $2.2 million, $3.6 million and $4.8 million, respectively.

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

The membership units in Morgans Group, the Company’s operating company, owned by the Former Parent are presented as a noncontrolling interest in Morgans Group in the consolidated balance sheets and were approximately $2.6 million and $6.1 million as of September 30, 2013 and December 31, 2012, respectively. The noncontrolling interest in Morgans Group is: (i) increased or decreased by the limited members’ pro rata share of Morgans Group’s net income or net loss, respectively; (ii) decreased by distributions; (iii) decreased by exchanges of membership units for the Company’s common stock; and (iv) adjusted to equal the net equity of Morgans Group multiplied by the limited members’ ownership percentage immediately after each issuance of units of Morgans Group and/or shares of the Company’s common stock and after each purchase of treasury stock through an adjustment to additional paid-in capital. Net income or net loss allocated to the noncontrolling interest in Morgans Group is based on the weighted-average percentage ownership throughout the period. In September 2013, NorthStar Capital Investment Corp. converted 439,309 membership units into common stock. After this conversion, as of September 30, 2013 there were 514,756 membership units in Morgans Group outstanding. Additionally, in October 2013, NorthStar Capital Investment Corp. converted 439,310 membership units into common stock.

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

Basic loss per share is calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share include the effect of potential shares outstanding, including dilutive securities. Potential dilutive securities may include shares and options granted under the Company’s stock incentive plan and membership units in Morgans Group, which may be exchanged for shares of the Company’s common stock under certain circumstances. The 514,756 Morgans Group membership units (which may be converted to cash, or at the Company’s option, common stock) held by third parties at September 30, 2013, Yucaipa Warrants (as discussed in note 9), unvested restricted stock units, LTIP Units (as defined in note 8), stock options, OPP LTIP Units and shares issuable upon conversion of outstanding Convertible Notes have been excluded from the diluted net loss per common share calculation, as there would be no effect on reported diluted net loss per common share.

In September 2013, NorthStar Capital Investment Corp. converted 439,309 membership units into common stock. Additionally, in October 2013, NorthStar Capital Investment Corp. converted 439,310 membership units into common stock. With this conversion, the Company’s shares outstanding increased by 878,619, of which 439,309 is reflected in the weighted average shares outstanding and the basic and diluted loss available to common stockholders per common share presented below. In the fourth quarter of 2013, the Company’s shares outstanding increased by 439,310, which will be reflected in the weighted average shares outstanding and the basic and diluted loss available to common stockholders per common for the period ended December 31, 2013.

The table below details the components of the basic and diluted loss per share calculations (in thousands, except for per share data). The Company has not had any undistributed earnings in any calendar quarter presented. Therefore, the Company does not present earnings per share following the two-class method.

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Numerator:
Net loss	$(10,328)	$(15,954)
Net loss attributable to noncontrolling interest	—	277

Net loss attributable to Morgans Hotel Group Co.	(10,328)	(15,677)
Less: preferred stock dividends and accretion	4,037	2,836

Net loss attributable to common stockholders	$(14,365)	$(18,513)

Denominator, continuing and discontinued operations:
Weighted average basic common shares outstanding	32,693	31,208
Effect of dilutive securities	—	—

Weighted average diluted common shares outstanding	32,693	31,208

Basic and diluted loss available to common stockholders per common share	$(0.44)	$(0.59)

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Numerator:
Net loss	$(38,051)	$(43,965)
Net loss attributable to noncontrolling interest	298	614

Net loss attributable to Morgans Hotel Group Co.	(37,753)	(43,351)
Less: preferred stock dividends and accretion	9,976	8,204

Net loss attributable to common stockholders	$(47,729)	$(51,555)

Denominator, continuing and discontinued operations:
Weighted average basic common shares outstanding	32,590	31,283
Effect of dilutive securities	—	—

Weighted average diluted common shares outstanding	32,590	31,283

Basic and diluted loss available to common stockholders per common share	$(1.46)	$(1.65)

4. Investments in and Advances to Unconsolidated Joint Ventures

The Company’s investments in and advances to unconsolidated joint ventures and its equity in earnings (losses) of unconsolidated joint ventures are summarized as follows (in thousands):

Investments

Entity	As of September 30, 2013	As of December 31, 2012
Mondrian Istanbul	$10,392	$10,392
Mondrian South Beach food and beverage—MC South Beach	—	628
Other	157	158

Total investments in and advances to unconsolidated joint ventures	$10,549	$11,178

Equity in loss of unconsolidated joint ventures

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Mondrian South Beach	$—	$(1,061)	$—	$(3,726)
Mondrian South Beach food and beverage—MC South Beach	(281)	(318)	(629)	(674)
Mondrian SoHo	—	—	—	(597)
Other	3	3	(144)	5

Total	$(278)	$(1,376)	$(773)	$(4,992)

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

In April 2010, the Mondrian South Beach joint venture amended the nonrecourse financing secured by the property and extended the maturity date for up to seven years through extension options until April 2017, subject to certain conditions. Among other things, the amendment allowed the joint venture to accrue all interest through April 2012, allows the joint venture to accrue a portion of the interest thereafter and provides the joint venture the ability to provide seller financing to qualified condominium buyers with up to 80% of the condominium purchase price. The Company and an affiliate of its joint venture partner each provided an additional $2.75 million to the joint venture through the mezzanine financing joint venture resulting in total mezzanine financing provided by the mezzanine financing joint venture of $28.0 million. The amendment also provides that this $28.0 million mezzanine financing invested in the property be elevated in the capital structure to become, in effect, on par with the lender’s mezzanine debt so that the mezzanine financing joint venture receives at least 50% of all returns in excess of the first mortgage.

As of September 30, 2013, the joint venture’s outstanding nonrecourse mortgage loan and mezzanine loan was $62.7 million, in the aggregate, of which $34.7 million was mortgage debt, and the outstanding mezzanine debt owed to affiliates of the joint venture partners was $28.0 million.

The joint venture is in the process of selling units as condominiums, subject to market conditions, and unit buyers will have the opportunity to place their units into the hotel’s rental program. As of September 30, 2013, 232 hotel residences have been sold, of which 117 are in the hotel rental pool, and 103 hotel residences remain to be sold. In addition to hotel management fees, the Company could also realize fees from the sale of condominium units.

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

As of September 30, 2013, the Mondrian SoHo joint venture’s outstanding mortgage debt secured by the hotel was $196.0 million, excluding $25.7 million of deferred interest. The loan matured on November 15, 2012. In January 2013, the lender initiated foreclosure proceedings seeking, among other things, the ability to sell the property free and clear of the Company’s management agreement. The Company moved to dismiss the lender’s complaint on the grounds that, among other things, its management agreement is not terminable upon a foreclosure. On April 2, 2013, the lender opposed the Company’s motion to dismiss and cross-moved for summary judgment. On August 12, 2013, the court heard oral argument on both motions, as well as a third motion brought by the Company to strike an affirmation submitted by lender’s attorney. All three motions are currently pending.

On February 25, 2013, the owner of Mondrian SoHo, a joint venture in which Morgans Group owns a 20% equity interest, gave notice purporting to terminate the Company’s subsidiary as manager of the hotel. It also filed a lawsuit against the Company seeking termination of the management agreement on the same grounds. In addition, the Company, through its equity affiliate, filed a separate action against the owner and its parent in the Delaware Chancery Court for, among other things, breaching fiduciary duties and their joint venture agreement for failing to obtain consent prior to the termination. That action was subsequently consolidated with the termination action. On September 20, 2013, the Delaware Chancery Court ruled that the owner of Mondrian SoHo terminated the hotel management agreement on agency grounds, that Morgans must vacate the hotel forthwith or on whatever other timetable the hotel owner chooses, and that two claims by the Company’s equity affiliate are dismissed but not its breach of fiduciary duty claim. On September 30, 2013, the Company filed a motion for reconsideration and to stay execution of the judgment pending appeal. That motion is still pending, and no final order has as yet been issued. On October 21, 2013, the court approved a joint stipulation submitted by the parties providing that the briefing of the motion for reconsideration and to stay be concluded by December 9, 2013, following which the court will issue its ruling. Should the Company not prevail on its motion for reconsideration and to stay, the Company intends to vigorously pursue its rights on appeal and otherwise, but no assurance can be provided that the Company will retain the management agreement for Mondrian SoHo.

On April 30, 2013, the Company filed a lawsuit against its joint venture partner and affiliates in New York Supreme Court for damages based on the wrongful attempted termination of the management agreement, defamation, and breach of fiduciary and other obligations under the parties’ joint venture agreement. On August 23, 2013, the owner moved to dismiss that complaint. The briefing of that motion is scheduled to be concluded in early January 2014.

Due to the level of debt and the fact that the lender controls all of the cash flow, there have been and may continue to be cash shortfalls from the operations of the hotel from time to time which have required additional fundings by the Company and its joint venture partner. Subsequent to the initial fundings, in 2008 and 2009, the lender and Cape Advisors Inc. made cash and other contributions to the joint venture, and the Company provided $3.2 million of additional funds which were treated as loans with priority over the equity, to complete the project. During 2010 and 2011, the Company subsequently funded an aggregate of $5.5 million, all of which were treated as loans. Additionally, as a result of cash shortfalls at Mondrian SoHo, the Company funded an additional $1.0 million in 2012, which were treated in part as additional capital contributions and in part as loans from the management company subsidiary. The Company subsequently deemed all such amounts uncollectible as of December 31, 2012 and recorded an impairment charge through equity in loss of unconsolidated joint ventures in 2012.

As of September 30, 2013, the Company’s financial statements reflect no value for its investment in the Mondrian SoHo joint venture. During the nine months ended September 30, 2013, the Company recorded a non-cash impairment charge of $1.5 million related to certain outstanding receivables due from Mondrian SoHo.

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

Certain affiliates of the Company’s joint venture partner have provided certain guarantees and indemnifications to the Mondrian SoHo lenders for which Morgans Group has agreed to indemnify the joint venture partner and its affiliates in certain circumstances. See note 7.

Ames

On June 17, 2008, the Company, Normandy Real Estate Partners, and Ames Hotel Partners entered into a joint venture agreement as part of the development of the Ames hotel in Boston. Ames opened on November 19, 2009 and has 114 guest rooms, a restaurant, bar and other facilities.

The Company contributed a total of approximately $12.1 million in equity for an approximately 31% interest in the ownership joint venture. The joint venture obtained a loan for $46.5 million secured by the hotel, which matured on October 9, 2012 and the mortgage lender served the joint venture with a notice of event of default stating that the nonrecourse mortgage refinancing on the property was not repaid when it matured.

On April 26, 2013, the joint venture closed on a new loan agreement with the mortgage lenders that provides for a reduction of the mortgage debt and an extension of maturity in return for a cash paydown. The Company did not contribute to the cash paydown and instead entered into an agreement with its joint venture partner pursuant to which, among other things, (1) the Company assigned its equity interests in the joint venture to its joint venture partner, (2) the Company agreed to give its joint venture partner the right to terminate its management agreement upon 60 days prior notice in return for an aggregate payment of $1.8 million, and (3) a creditworthy affiliate of the Company’s joint venture partner has assumed all or a portion of the Company’s potential liability with respect to historic tax credit guaranties, with the Company’s liability for any tax credit guaranties capped, in any event, at $3.0 million in the aggregate. The potential liability for historic tax credit guaranties relates to approximately $16.9 million of federal and state historic rehabilitation tax credits that Ames qualified for at the time of its development. As of September 30, 2013, there has been no triggering event that would require the Company to accrue any potential liability related to the historic tax credit guarantee.

In May 2013, the hotel owner exercised its right to terminate the Company’s management agreement effective July 17, 2013, and on July 17, 2013 the management agreement terminated. The Company received and recorded income of $0.9 million of the $1.8 million payment during the second quarter of 2013. The Company received the remaining $0.9 million in July 2013, which was recorded in management fee-related parties other income on the consolidated statements of comprehensive loss during the three and nine months ended September 30, 2013.

Shore Club

The Company operates Shore Club under a management contract and owned a minority ownership interest of approximately 7% at June 30, 2013. On September 15, 2009, the joint venture that owns Shore Club received a notice of default on behalf of the special servicer for the lender on the joint venture’s mortgage loan for failure to make its September monthly payment and for failure to maintain its debt service coverage ratio, as required by the loan documents. In March 2010, the lender for the Shore Club mortgage initiated foreclosure proceedings in U.S. federal district court. In October 2010, the federal court dismissed the case for lack of jurisdiction. In November 2010, the lender initiated foreclosure proceedings in state court and a bench trial took place in June 2012 during which the trial court granted a default ruling of foreclosure. In May 2013, the trial court entered a final judgment of foreclosure and set a June 25, 2013 foreclosure sale. On June 24, 2013, the joint venture agreed to a six-month refinancing with a new lender which expires on December 24, 2013, which stopped the foreclosure sale. The foreclosure judgment has been satisfied by the joint venture, and a notice of that satisfaction was filed with the court on July 9, 2013, resolving the foreclosure judgment. The Company continues to operate the hotel pursuant to the management agreement, but no assurance can be provided that the Company will continue to do so.

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

5. Other Liabilities

Other liabilities consist of the following (in thousands):

	As of September 30, 2013	As of December 31, 2012
Designer fee claim	$13,866	$13,866
OPP LTIP Units Liability (note 8)	280	435

	$14,146	$14,301

Designer Fee Claim

As of September 30, 2013 and December 31, 2012, other liabilities consist of $13.9 million related to a designer fee claim. The Former Parent had an exclusive service agreement with a hotel designer, pursuant to which the designer has made various claims related to the agreement. Although the Company is not a party to the agreement, it may have certain contractual obligations or liabilities to the Former Parent in connection with the agreement. According to the agreement, the designer was owed a base fee for each designed hotel, plus 1% of gross revenues, as defined in the agreement, for a 10-year period from the opening of each hotel. In addition, the agreement also called for the designer to design a minimum number of projects for which the designer would be paid a minimum fee. A liability amount has been estimated and recorded in these consolidated financial statements before considering any defenses and/or counter-claims that may be available to the Company or the Former Parent in connection with any claim brought by the designer. The estimated costs of the design services were capitalized as a component of the applicable hotel and amortized over the five-year estimated life of the related design elements. Through December 31, 2009, interest was accreted each year on the liability and charged to interest expense using a rate of 9%.

OPP LTIP Units Liability

As discussed further in note 8, the estimated fair value of the OPP LTIP Units liability was approximately $0.3 million and $0.4 million at September 30, 2013 and December 31, 2012, respectively.

6. Debt and Capital Lease Obligations

Debt and capital lease obligations consists of the following (in thousands):

Description	As of September 30, 2013	As of December 31, 2012	Interest rate at September 30, 2013
Notes secured by Hudson (a)	$180,000	$180,000	8.90%(LIBOR + 8.40%, LIBOR floor of 0.50%)
Clift debt (b)	90,877	89,136	9.60%
Liability to subsidiary trust (c)	50,100	50,100	8.68%
Convertible Notes, face value of $172.5 million (d)	170,129	168,421	2.38%
Revolving credit facility (e)	35,000	19,000	5.00% (LIBOR + 4.00%, LIBOR floor of 1.00%)
TLG Promissory Note (f)	17,990	17,930	(f)
Capital lease obligations (g)	6,106	6,127	(g)
Restaurant Lease Note (h)	6,868	7,429	(h)

Debt and capital lease obligation	$557,070	$538,143

The Company believes it has sufficient equity in its wholly-owned assets, Hudson and Delano South Beach, to meet its scheduled near-term debt maturities consisting of its obligations due on the outstanding Convertible Notes (defined below), revolving credit facility and Hudson mortgage debt (to the extent it is not extended), scheduled development commitments, operating expenses and other expenditures directly associated with its properties. The Company plans to place non-recourse mortgage and mezzanine financings on Hudson and Delano South Beach at levels above the existing debt and may also consider selling these hotels to third parties. The Company has engaged a broker to assist it in obtaining debt financings on these assets and has begun to receive term sheets from interested parties. The Company believes that based on preliminary results from this process, potential proceeds from the financings will enable the Company to meet its near-term obligations discussed above. The Company can provide no assurance, however, that it will be successful in either refinancing or selling the Hudson or Delano South Beach for the potential proceeds, on favorable terms, or at all. The Company also can provide no assurance that pending litigations will not result in negative outcomes or that other unexpected contingencies, including accelerations of debt maturities as a result of negative litigation outcomes, will not occur. Negative litigation outcomes and unexpected contingencies can necessitate the need for additional short-term liquidity.

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

On December 7, 2011, the Company entered into a technical amendment with the Primary Lender whereby the Hudson 2011 Mortgage Loan was subject to an interest rate of 30-day LIBOR (with a minimum of 1.0%) plus 5.0%, at the Primary Lender’s option. At November 14, 2012, when the loan was terminated, $28.0 million of the Hudson 2011 Mortgage Loan bore interest at a reserve adjusted blended rate of 30-day LIBOR (with a minimum of 1.0%) plus 4.0%. The remaining $87.0 million of the Hudson 2011 Mortgage Loan which was sold to the Securitized Lenders bore interest at a reserve adjusted blended rate of 30-day LIBOR (with a minimum of 1.0%) plus 5.0%.

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

The Hudson 2012 Mortgage Loan contains restrictions on the ability of the borrowers to incur additional debt or liens on their assets and on the transfer of direct or indirect interests in Hudson and the owner of Hudson and other affirmative and negative covenants and events of default customary for single asset mortgage loans. The Hudson 2012 Mortgage Loan is nonrecourse to the Company’s subsidiaries that are the borrowers under the loan, except pursuant to certain nonrecourse carve-outs detailed therein. In addition, Morgans Group has provided a customary environmental indemnity and nonrecourse carveout guaranty under which it would have liability with respect to the Hudson 2012 Mortgage Loan if certain events occur with respect to the borrowers, including voluntary bankruptcy filings, collusive involuntary bankruptcy filings, changes to the Hudson capital lease, discussed below, without prior written consent of the lender, and violations of the restrictions on transfers, incurrence of additional debt, or encumbrances of the property. The nonrecourse carveout guaranty restricts Morgans Group from, among other things, (i) entering into any transaction with an affiliate which would reduce the net worth of Morgans Group (based on the estimated market value of its net assets), or (ii) selling, pledging or otherwise transferring any of Morgans Group’s assets or interests in such assets on terms materially less favorable than would be obtained in an arms-length transaction, at any time while a default in the payment of the guaranteed obligations is in effect.

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

Due to the amount of the payments stated in the lease, which increase periodically, and the economic environment in which the hotel operates, Clift Holdings has from time to time operated Clift at a loss, with Morgans Group funding cash shortfalls sustained at Clift in order to enable Clift Holdings to make lease payments from time to time.

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

In the event the Company were to undertake a transaction that was deemed to constitute a transfer of its properties and assets substantially as an entirety within the meaning of the indenture, the Company may be required to repay the Trust Notes prior to their maturity or obtain the trustee’s consent in connection with such transfer.

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

In the event the Company were to undertake, among other things, a transaction that was deemed to constitute a transfer of all or substantially all of the assets of the Company within the meaning of the indenture, the Company may be required to repay the Convertible Notes prior to their maturity or obtain the trustee’s consent in connection with such transfer.

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

As of September 30, 2013, the Company’s maximum borrowing availability on the Delano Credit Facility was $100.0 million, of which the Company had $35.0 million outstanding, and had a $10.0 million letter of credit outstanding securing the Company’s key money commitment obligation related to Mondrian at Baha Mar.

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

The Borrowers’ ability to borrow on the Delano Credit Facility is subject to ongoing compliance by the Company and the Borrowers with various customary affirmative and negative covenants, including limitations on liens, indebtedness, issuance of certain types of equity, affiliated transactions, investments, distributions, mergers and asset sales. In addition, the Delano Credit Facility requires that the Company and the Borrowers maintain a fixed charge coverage ratio (consolidated EBITDA to consolidated fixed charges) of no less than (i) 1.05 to 1.00 at all times on or prior to June 30, 2012 and (ii) 1.10 to 1.00 at all times thereafter. As of September 30, 2013, the Company was in compliance with the fixed charge coverage ratio under the Delano Credit Facility and the fixed charge coverage ratio was 1.52x.

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

The maximum payment of $18.0 million is based on TLG achieving EBITDA of at least $18.0 million from Non-Morgans EBITDA during the 27-month period starting on January 1, 2012, with ratable reduction of the payment if less than $18.0 million of EBITDA is earned. The payment is evidenced by two promissory notes held individually by Messrs. Sasson and Masi, which mature on the fourth anniversary of the closing date and may be voluntarily prepaid at any time. At either Messrs. Sasson’s or Masi’s options, the TLG Promissory Notes are payable in cash or in common stock of the Company valued at $9.50 per share. Each of the TLG Promissory Notes earns interest at an annual rate of 8%, provided that if the notes are not paid or converted on or before November 30, 2014, the interest rate increases to 18%. The TLG Promissory Notes provide that 75% of the accrued interest is payable quarterly in cash and the remaining 25% accrues and is payable at maturity. Morgans Group has guaranteed payment of the TLG Promissory Notes and interest.

As of the issue date, the fair value of the TLG Promissory Notes was estimated at approximately $15.5 million utilizing a Monte Carlo simulation to estimate the probability of the performance conditions being satisfied. The Monte Carlo simulation used a statistical formula underlying the Black-Scholes and binomial formulas and such simulation was run approximately 100,000 times. For each simulation, the payoff is calculated at the settlement date, which is then discounted to the award date at a risk-free interest rate. The average of the values over all simulations is the expected value on the issuance date. Assumptions used in the valuations included factors associated with the underlying performance of the Company’s stock price and total stockholder return over the term of the TLG Promissory Notes including total stockholder return, volatility and risk-free interest. The fair value of the TLG Promissory Notes was estimated as of the issue date using the following assumptions in the Monte-Carlo simulation: expected price volatility for the Company’s stock of 25%; a risk free rate of 0.4%; and no dividend payments over the measurement period. The fair value of the TLG Promissory Notes was $18.0 million as of September 30, 2013 and was estimated using the following assumptions in the Monte-Carlo simulation: expected price volatility for the Company’s stock of 15%; a risk free rate of 0.1%; and no dividend payments over the measurement period.

On June 17, 2013 and thereafter, the Company received Notices of Change of Control from Andrew Sasson and Andy Masi pursuant to the TLG Promissory Notes (together, the “Notices”). The TLG Promissory Notes are guaranteed by the Company. The Notices claim that a total of $18 million of outstanding principal balances under the Promissory Notes, plus any accrued and unpaid interest, are immediately due and payable to Messrs. Sasson and Masi as the result of a “Change of Control” of the Company in connection with the election of directors at the Company’s 2013 Annual Meeting. On August 1, 2013, the Company received a purported notice of Event of Default, acceleration and default interest under the TLG Promissory Notes. On August 5, 2013, Messrs. Sasson and Masi filed a lawsuit in the Supreme Court of the State of New York against TLG Acquisition LLC and Morgans Group LLC alleging, among other things, breach of contract and an event of default under the TLG Promissory Notes as a result of the Company’s failure to repay the TLG Promissory Notes following an alleged “Change of Control” of the Company. The complaint seeks $16 million on behalf of Mr. Sasson and $2 million on behalf of Mr. Masi, plus interest compounded to principal, plus accrued and unpaid interest, including default interest, and reasonable costs and expenses incurred in the lawsuit. The Company believes that a Change of Control, within the meaning of the TLG Promissory Notes, has not occurred and that no prepayments are required under the TLG Promissory Notes. On September 26, 2013, the Company filed a motion to dismiss the complaint, which has been fully briefed. Oral argument is scheduled for December 4, 2013. The Company intends to continue to vigorously defend itself against the lawsuit. A mandatory prepayment under the TLG Promissory Notes could constitute an event of default under the Delano Credit Facility.

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

The second lease requires the Company to make annual payments, currently $328,128 (subject to increases due to increases in the Consumer Price Index), through December 2098. The Company has allocated both lease payments between the land and building based on their estimated fair values. The portion of the payments allocated to the building has been capitalized at the present value of the future minimum lease payments. The portion of the payments allocable to the land is treated as operating lease payments. The imputed interest rate on both of these leases is 8%, which is based on the Company’s incremental borrowing rate at the time the lease agreement was executed. The capital lease obligations related to the units amounted to approximately $6.1 million as of September 30, 2013 and December 31, 2012, respectively. Substantially all of the principal payments on the capital lease obligations are due at the end of the lease agreements.

The Company has also entered into capital lease obligations, which are immaterial to the Company’s consolidated financial statements, related to equipment at certain of the hotels.

(h) Restaurant Lease Note

As discussed in note 2, in August 2012, the Company acquired the leasehold interests in three food and beverage venues at Mandalay Bay from an existing tenant for $15.0 million in cash at closing and the issuance of a principal-only $10.6 million Restaurant Lease Note to be paid over seven years. The Restaurant Lease Note does not bear interest except in the event of default, as defined in the agreement. In accordance with ASC 470, Debt, the Company imputed interest on the Restaurant Lease Note, which was recorded at its fair value of $7.5 million as of the date of issuance. At September 30, 2013, the balance outstanding recorded on the Restaurant Lease Note is $6.9 million.

7. Commitments and Contingencies

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

The following table details, as of September 30, 2013 and December 31, 2012, the Company’s key money, equity investment and debt financing commitments for hotels under development as well as potential funding obligations under cash flow guarantees at operating hotels and hotels under development at the maximum amount under the applicable contracts, but excluding contracts where the maximum amount cannot be determined (in thousands):

	As of September 30, 2013 (1)	As of December 31, 2012 (1)
Key money, equity investment and debt financing commitments (2)	$32,167	$32,040
Cash flow guarantees	30,749	25,600
Cash flow guarantees in dispute (3)	8,000	8,000

Total maximum future funding commitments	$70,916	$65,640

Amounts due within one year (4)	$25,167	$—

(1)	The currency translation is based on an exchange rate of the applicable local currency to U.S. dollar using the exchange rate as of the end of the applicable reporting period.
(2)	As of September 30, 2013 and December 31, 2012, these commitments consist of key money commitments. The Company had no equity or debt financing commitments at September 30, 2013 or December 31, 2012.
(3)	Reflects an $8.0 million performance cash flow guarantee related to Delano Marrakech, which the Company believes it is not obligated to fund due to owner’s defaults under the management agreement terms. The Company has terminated its management agreement effective November 12, 2013, discussed further below. The owner of the hotel is disputing the circumstances surrounding termination. Both parties are seeking arbitration of outstanding claims, which is expected to occur in late 2014.
(4)	Amount represents £9.4 million (or approximately $15.2 million as of September 30, 2013) in key money for Mondrian London, which is expected to open in 2014, and funding of $10.0 million in key money for Mondrian at Baha Mar which is secured by a related letter of credit as of September 30, 2013. The Company’s Delano Credit Facility matures in July 2014.

In September 2012, the Company opened Delano Marrakech, a 71 room hotel in Marrakech, Morocco. The Company currently manages Delano Marrakech pursuant to a 15-year management agreement, with extension options. The management agreement includes certain cash flow guarantees by the Company which stipulate certain minimum levels of operating performance and could result in potential future funding obligations related to Delano Marrakech, which are disclosed in the hotel commitments and guarantees table above. In June 2013, the Company served the owner of Delano Marrakech with a notice of default for, among other things, failure to pay fees and reimbursable expenses and to operate the hotel in accordance with the standards under the management agreement. In September 2013, the Company served notice of termination of its management agreement for Delano Marrakech following the failure by the owner of Delano Marrakech to remedy numerous breaches of the agreement. As a result, the Company will discontinue all affiliation with the hotel, including removal of the Delano name, and terminate management of the property, effective November 12, 2013. Pursuant to the management agreement, in the event of an owner default, the Company has no further obligations under the performance-based cash flow guarantee. The owner of the hotel is disputing the circumstances surrounding termination. Both parties are seeking arbitration of outstanding claims, including the Company’s claims for unpaid fees and reimbursements. Arbitration is expected to occur in late 2014.

In July 2013, the Company entered into a hotel management agreement for an approximately 211-room Delano-branded hotel to be located in Cartagena, Colombia. Upon completion and opening of the hotel, which is expected to have some condominium hotel units for sale, the Company will operate the hotel pursuant to a 20-year management agreement, with one 10-year extension option. The hotel is scheduled to open in 2016. Through certain cash flow guarantees which stipulate certain minimum levels of operating performance, the Company may have potential future funding obligations related to Delano Cartagena, once opened. The maximum amount of such future funding obligations under the applicable contract is approximately $5.0 million, which is included in the table above.

As the Company pursues its growth strategy, it may continue to invest in new management agreements through key money, equity investments and cash flow guarantees. To fund any such future investments, the Company may from time to time pursue additional potential financing opportunities it has available.

The Company has signed management or license agreements for various hotels which are in the development stage. As of September 30, 2013, these include the following:

	Expected Room Count	Anticipated Opening	Initial Term
Hotels Currently Under Construction or Renovation:
Mondrian Doha	270	2014	30 years
Delano Las Vegas (1)	1,114	2014	10 years	(1)
Mondrian London	360	2014	25 years
Mondrian at Baha Mar	310	2015	20 years
Delano Moscow	160	2015	20 years
Other Signed Agreements:
Mondrian Istanbul	128		20 years
Delano Aegean Sea	150		20 years
Hudson London	234		20 years
Delano Cartagena	211		20 years

(1)	Delano Las Vegas is subject to a license agreement pursuant to which the hotel will be managed by MGM.

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

The Company’s hotel management agreements for Royalton and Morgans contain cash flow guarantee performance tests that stipulate certain minimum levels of operating performance. These performance test provisions give the Company the option to fund a shortfall in operating performance limited to the Company’s earned base fees. If the Company chooses not to fund the shortfall, the hotel owner has the option to terminate the management agreement. As of September 30, 2013, approximately $0.7 million was accrued as a reduction to management fees related to these performance test provisions. The Company’s maximum potential amount of future fundings related to the Royalton and Morgans performance guarantee cannot be determined as of September 30, 2013, but under the hotel management agreements is limited to the Company’s base fees earned.

Operating Joint Venture Hotels Commitments and Guarantees

The following details obligations the Company has or may have related to its operating joint venture hotels as of September 30, 2013.

Mondrian South Beach Mortgage and Mezzanine Agreements. Morgans Group and affiliates of its joint venture partner have agreed to provide standard nonrecourse carve-out guaranties and provide certain limited indemnifications for the Mondrian South Beach mortgage and mezzanine loans. In the event of a default, the lenders’ recourse is generally limited to the mortgaged property or related equity interests, subject to standard nonrecourse carve-out guaranties for “bad boy” type acts. Morgans Group and affiliates of its joint venture partner also agreed to guaranty the joint venture’s obligation to reimburse certain expenses incurred by the lenders and indemnify the lenders in the event such lenders incur liability in connection with certain third-party actions. Morgans Group and affiliates of its joint venture partner have also guaranteed the joint venture’s liability for the unpaid principal amount of any seller financing note provided for condominium sales if such financing or related mortgage lien is found unenforceable, provided they shall not have any liability if the seller financed unit becomes subject to the lien of the lender’s mortgage or title to the seller financed unit is otherwise transferred to the lender or if such seller financing note is repurchased by Morgans Group and/or affiliates of its joint venture at the full amount of unpaid principal balance of such seller financing note. In addition, although construction is complete and Mondrian South Beach opened on December 1, 2008, Morgans Group and affiliates of its joint venture partner may have continuing obligations under construction completion guaranties until all outstanding payables due to construction vendors are paid. As of September 30, 2013, there are remaining payables outstanding to vendors of approximately $0.6 million. Pursuant to a letter agreement with the lenders for the Mondrian South Beach loan, the joint venture agreed that these payables, many of which are currently contested or under dispute, will not be paid from operating funds but only from tax abatements and settlements of certain lawsuits. In the event funds from tax abatements and settlements of lawsuits are insufficient to repay these amounts in a timely manner, the Company and its joint venture partner are required to fund the shortfall amounts.

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

Ames. On April 26, 2013, the joint venture closed on a new loan agreement with the mortgage lenders that provides for a reduction of the mortgage debt and an extension of maturity in return for a cash paydown. The Company did not contribute to the cash paydown and instead entered into an agreement with its joint venture partner pursuant to which, among other things, (1) the Company assigned its equity interests in the joint venture to its joint venture partner, (2) the Company agreed to give its joint venture partner the right to terminate its management agreement upon 60 days prior notice in return for an aggregate payment of $1.8 million, and (3) a creditworthy affiliate of the Company’s joint venture partner has assumed all or a portion of the Company’s potential liability with respect to historic tax credit guaranties, with the Company’s liability for any tax credit guaranties capped, in any event, at $3.0 million in the aggregate. The potential liability for historic tax credit guaranties relates to approximately $16.9 million of federal and state historic rehabilitation tax credits that Ames qualified for at the time of its development. As of September 30, 2013, there has been no triggering event that would require the Company to accrue any potential liability related to the historic tax credit guarantee.

In May 2013, the hotel owner exercised its right to terminate the Company’s management agreement effective July 17, 2013, and on July 17, 2013, the management agreement was terminated.

Guaranteed Loans and Commitments

The Company has made payment guarantees to lenders and lessors of its owned and leased hotels, namely related to the Hudson 2012 Mortgage Loan, the Clift lease payments and the Delano Credit Facility, as discussed further in note 6.

Litigation

The Company is involved in various lawsuits and administrative actions in the normal course of business, as well as other litigations as noted below.

Litigations Regarding Mondrian SoHo

On January 16, 2013, German American Capital Corporation, the lender for the mortgage loans on Mondrian SoHo (“GACC” or the “lender”), filed a complaint in the Supreme Court of the State of New York, County of New York against Sochin Downtown Realty, LLC, the joint venture that owns Mondrian SoHo (“Sochin JV”), Morgans Hotel Group Management LLC, the manager for the hotel (“Morgans Management”), Morgans Group LLC, Happy Bar LLC and MGMT LLC, seeking foreclosure including, among other things, the sale of the mortgaged property free and clear of the management agreement, entered into on June 27, 2007, as amended on July 30, 2010, between Sochin JV and Morgans Management. According to the complaint, Sochin JV defaulted by failing to repay the approximately $217 million outstanding on the loans when they became due on November 15, 2012. Cape Advisors Inc. indirectly owns 80% of the equity interest in Sochin JV and Morgans Group LLC indirectly owns the remaining 20% equity interest.

On March 11, 2013 the Company moved to dismiss the lender’s complaint on the grounds that, among other things, the Company’s management agreement is not terminable upon a foreclosure. On April 2, 2013, the lender opposed the Company’s motion to dismiss and cross-moved for summary judgment. On August 12, 2013, the court heard oral argument on both motions, as well as a third motion brought by the Company to strike an affirmation submitted by lender’s attorney. All three motions are currently pending.

On February 25, 2013, Sochin JV filed a complaint in the Delaware Chancery Court against Morgans Hotel Group Management LLC and Morgans Group LLC, seeking, among other things, a declaration that plaintiff terminated the management agreement for the hotel, injunctive relief, and an award of damages in an amount to be determined, but alleged to exceed $10 million, plus interest. In addition, the Company, through its equity affiliate, filed a separate action against the owner and its parent in the Delaware Chancery Court for, among other things, breaching fiduciary duties and their joint venture agreement for failing to obtain consent prior to the termination. That action was subsequently consolidated with the termination action. On September 17, 2013, the Delaware Chancery Court heard oral argument on various motions to dismiss and for partial summary judgment in the consolidated actions, following which the court entered orders, on September 20, 2013, ruling that Sochin JV properly terminated the hotel management agreement on agency grounds, that Morgans must vacate the hotel forthwith or on whatever other timetable the hotel owner chooses, and that two claims by the Company’s equity affiliate are dismissed but not its breach of fiduciary duty claim. On September 30, 2013, the Company filed a motion for reconsideration and to stay execution of the judgment pending appeal. That motion is still pending, and no final order has as yet been issued. On October 21, 2013, the court approved a joint stipulation submitted by the parties providing that the briefing of the motion for reconsideration and to stay be concluded by December 9, 2013, following which the court will issue its ruling. Should the Company not prevail on its motion for reconsideration and to stay, the Company intends to vigorously pursue its rights on appeal and otherwise, but no assurance can be provided that the Company will retain the management agreement for Mondrian SoHo.

On April 30, 2013, the Company filed a lawsuit against the majority member of Sochin JV’s parent and its affiliate in New York Supreme Court for damages based on the wrongful attempted termination of the management agreement, defamation, and breach of fiduciary and other obligations under the parties’ joint venture agreement. On August 23, 2013, the owner moved to dismiss that complaint. The briefing of that motion is scheduled to be concluded in early January 2014.

Litigations Regarding 2013 Deleveraging Transaction

On April 1, 2013, director Jason Taubman Kalisman filed in the Delaware Chancery Court (the “Delaware Action”) a purported derivative action on behalf of the Company against the seven other persons who were then serving as members of the Company’s Board of Directors (the “Former Director Defendants”) and various third-parties associated with The Yucaipa Companies, LLC (the “Yucaipa Defendants”), which complaint was subsequently amended and supplemented (the “Amended Complaint”). On April 4, 2013, OTK, a stockholder of the Company, filed a motion to intervene as a plaintiff in the Delaware Action.

The Amended Complaint purported to assert claims, both directly and derivatively on behalf of the Company, against the Former Director Defendants, the Yucaipa Defendants and the Company. The nine claims alleged in the Amended Complaint arose primarily from the Board of Directors’ approval on March 30, 2013 of among other things, an exchange agreement, a backstop agreement, a purchase agreement and various other definitive agreements with one or more affiliates of The Yucaipa Companies (collectively, the “2013 Deleveraging Transaction”) that were previously announced by the Company and described in a Form 8-K filed by the Company on April 1, 2013 with the Securities and Exchange Commission. Among other things, plaintiffs alleged that (a) the Former Director Defendants breached their fiduciary duties through various actions purportedly taken in connection with their approval of the 2013 Deleveraging Transaction, including supposedly failing to provide Mr. Kalisman with adequate notice of the meeting to approve the 2013 Deleveraging Transaction, creating an allegedly unauthorized sub-committee of the Special Transaction Committee that excluded Mr. Kalisman and recommended the 2013 Deleveraging Transaction to the Board of Directors, and allegedly “accelerating” approval of the 2013 Deleveraging Transaction, “delaying” the 2013 Annual Meeting and “resetting the record date” for the 2013 Annual Meeting for the purported purpose of disrupting the “proxy contest launched by OTK” and failing to hold an annual meeting within thirteen months of the prior meeting; (b) the Former Director Defendants breached their fiduciary duties by approving the 2013 Deleveraging Transaction which did not reflect either a fair price or a fair process; (c) certain of the Yucaipa Defendants breached fiduciary duties owed to the Company and stockholders by “orchestrating” the approval of the 2013 Deleveraging Transaction and “delaying” the 2013 Annual Meeting and the record date and other Yucaipa Defendants “aided” and “abetted” the breach of fiduciary duties by the Former Director Defendants and certain of the other Yucaipa Defendants; and (d) the Company breached its duty to provide Mr. Kalisman with access to information requested in his position as a Company director. The Amended Complaint sought various forms of relief, including enjoining the 2013 Deleveraging Transaction, invalidating the Board of Directors’ approval of the 2013 Deleveraging Transaction and its decision to reschedule the Annual Meeting and reset the record date for the 2013 Annual Meeting and awarding the Company damages in an unspecified amount.

On April 12, 2013, plaintiffs Mr. Kalisman and OTK moved for a preliminary injunction order to enjoin defendants from (a) postponing the previously scheduled May 15, 2013 date for the 2013 Annual Meeting and the related record date of March 22, 2013 and (b) implementing the 2013 Deleveraging Transaction.

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

On June 26, 2013, plaintiff OTK moved for leave to file a Second Amended and Supplemental Complaint (the “Second Amended Complaint”) which was granted, without opposition, by the court on July 9, 2013. The Second Amended Complaint excludes Mr. Kalisman as a plaintiff but continues to assert claims, both directly and derivatively on behalf of the Company, against all persons and entities previously named as defendants in the Amended Complaint, except that no claims are now asserted against the Company. Among other things, the Second Amended Complaint asserts a claim against former director Ronald W. Burkle for allegedly aiding and abetting the other Former Director Defendants in breaching their fiduciary duties by approving the 2013 Deleveraging Transaction “following an unfair process and at an unfair price.” In addition, the Second Amended Complaint seeks a declaratory judgment that the 2013 Deleveraging Transaction, and its constituent contracts, are not enforceable either (a) because the Board of Directors’ March 30, 2013 vote approving the Transaction was “invalid as a matter of law” or (b) Yucaipa repudiated the 2013 Deleveraging Transaction by announcing that the 2013 Deleveraging Transaction was not binding and by imposing “an additional and material condition on Yucaipa’s willingness to perform” under the 2013 Deleveraging Transaction.

On July 17, 2013, counsel for Mr. Kalisman and OTK filed in the Delaware Action a motion for the award of approximately $2.7 million in attorneys’ fees and expenses related to their prosecution of the Delaware Action thus far (the “Fee Application”), asserting that counsel is entitled to the award because their work achieved a substantial benefit for the Company and its stockholders. On July 29, 2013, the Company informed the court that it took no position on the Fee Application. Pursuant to a court order, the Company distributed a notice to the record holders of its stock informing them of the Fee Application and their right to object or otherwise be heard with respect thereto. On October 31, 2013, the court issued an amended order granting the award of the approximately $2.7 million sought in the Fee Application, which must be paid within 15 business days of entry of the amended order. The Company believes its directors and officers liability insurance will cover fully the payment of the award.

On July 19, 2013, OTK filed a motion to hold certain of the Yucaipa Defendants in contempt and to enjoin those Yucaipa Defendants from litigating the enforceability of any of the agreements encompassed by the 2013 Deleveraging Transaction in any forum other than the Delaware Chancery Court. If OTK’s motion is granted, the Yucaipa Defendants may be precluded from prosecuting the action they filed against the Company in the Supreme Court of the State of New York, which is discussed below. On August 1, 2013, the court stated that it would not consider granting an injunction prohibiting the Yucaipa Defendants from proceeding with their action in New York Supreme Court until the New York Supreme Court had ruled upon the motion to dismiss filed by the Company in that action. Briefing of the OTK motion continues and the court has scheduled argument on the motion for November 14, 2013.

On August 22, 2013, the Company filed its answer to the Second Amended Complaint, in which it asserted that, as a nominal defendant, no further response to the allegations was required of it and otherwise denied the claims to the extent they could be construed as direct claims against the Company. The defendants in the action chose either to answer the Second Amended Complaint or moved to dismiss or stay the action. The briefing of these defendants’ motions continues and the court has scheduled argument on the motions for November 14, 2013.

The court’s schedule contemplates that the trial of the action will commence on June 16, 2014.

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

In addition, on June 27, 2013, Yucaipa and Vintage Deco Hospitality LLC (collectively the “Yucaipa Plaintiffs”) filed a complaint against the Company and Morgans Group LLC in the Supreme Court of the State of New York in the County of New York (the “New York Action”) alleging, among other things, that the Company and Morgans Group LLC had refused to use commercially reasonable best efforts to close the Agreement and related putative agreements comprising the 2013 Deleveraging Transaction, and that there has “effectively” been a withdrawal or adverse modification of the approval of the 2013 Deleveraging Transaction by the Board of Directors. Alternatively, the Yucaipa Plaintiffs contend that the Company and Morgans Group LLC breached certain representations and warranties under the contracts comprising the 2013 Deleveraging Transaction. The Yucaipa Plaintiffs have asserted claims for breach of contract, breach of the covenant of good faith and fair dealing and breach of representation and warranty. The complaint seeks, among other things, an award of damages equal to a termination fee of $9 million, as well as payment of out-of-pocket costs, indemnification in excess of $1 million, pre-judgment interest and attorney’s fees.

On July 22, 2013, the Company and Morgans Group LLC filed a motion in the New York Action to stay that action pending the disposition of the Delaware Action, which was filed three months earlier, and raises substantially similar issues between the same parties, or else to dismiss the New York Action outright. The central question in the New York Action, which is whether the contracts comprising the 2013 Deleveraging Transaction are enforceable, is also a central issue in the Delaware Action, where it has been the subject of extensive discovery, motion practice, and rulings by the Delaware Chancery Court, which has established a schedule that contemplates the trial of the action will begin in June 2014. The motion to stay or dismiss has been fully briefed and submitted. Oral argument is scheduled for January 29, 2014.

Further, the Company believes that its current directors and officers insurance policies will cover some or all of the amounts incurred defending itself in such New York Action since its insurance carriers have agreed to provide coverage subject to a reservation of rights.

On July 1, 2013, former director Ronald W. Burkle filed a complaint in the U.S. District Court for the Southern District of New York against OTK and the seven current members of the Company’s Board of Directors. The complaint purports to assert a claim against all defendants arising under Section 14(a) of the Securities Exchange Act of 1934, as amended, for allegedly using false and materially misleading proxy solicitation materials during the 2013 annual election of directors. The complaint seeks, among other things, an injunction requiring defendants to cause the Company to hold a new election of its Board of Directors. On August 30, 2013, Mr. Burkle filed a motion for preliminary injunction requesting that defendants be ordered to call a shareholders’ meeting and to schedule a new board of directors election. On that same date, defendants filed a motion to dismiss Mr. Burkle’s complaint. The Company is not a party to the action and the results of the litigation and its potential impact, if any, on the Company are not predictable.

Litigation Regarding Yucaipa Board Observer Rights

On October 4, 2013, Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II L.P. filed a complaint against the Company in the Supreme Court of the State of New York in the County of New York. The plaintiffs assert in the complaint, among other things, that the Company has breached the terms of a Securities Purchase Agreement, dated as of October 15, 2009, it entered with the plaintiffs by not providing plaintiffs with the “observer” rights to the Company’s Board of Directors meetings that plaintiffs contend they are entitled to under the Securities Purchase Agreement. In addition to attorneys’ fees and other unspecified relief, the complaint seeks preliminary and permanent injunctions ordering the Company to “honor fully” plaintiffs’ alleged observer rights by, among other things, refraining from holding informal board meetings, failing to provide notice, and improperly delegating board duties to a committee of the board.

Litigation Regarding TLG Promissory Notes

On August 5, 2013, Messrs. Andrew Sasson and Andy Masi filed a lawsuit in the Supreme Court of the State of New York against TLG Acquisition LLC and Morgans Group LLC relating to the $18 million TLG Promissory Notes. See note 1 and note 6 regarding the background of the TLG Promissory Notes. The complaint alleges, among other things, a breach of contract and an event of default under the TLG Promissory Notes as a result of the Company’s failure to repay the TLG Promissory Notes following an alleged “Change of Control” of the Company that purportedly occurred upon the election of the Company’s current Board of Directors on June 14, 2013. The complaint seeks $16 million on behalf of Mr. Sasson and $2 million on behalf of Mr. Masi, plus interest compounded to principal, plus accrued and unpaid interest, including default interest, and reasonable costs and expenses incurred in the lawsuit. On September 26, 2013, the Company filed a motion to dismiss the complaint, which has been fully briefed. Oral argument is scheduled for December 4, 2013. The Company believes that the lawsuit is without merit and intends to vigorously defend itself against the allegations.

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

On August 30, 2013 (the “Separation Date”), the Company entered into a separation agreement with Michael Gross, the Company’s then Chief Executive Officer. In connection with the separation agreement, the Company (i) granted 58,334 RSUs to Mr. Gross, pursuant to the Second Amended 2007 Incentive Plan, which vested immediately on the Separation Date, (ii) granted 25,000 RSUs, which will vest on the first anniversary of the Separation Date, or August 30, 2014, and (iii) accelerated the vesting of any unvested LTIP Units and stock options as of the Separation Date, with all stock options exercisable for a period of one year following the Separation Date. All other equity awards that remained unvested as of the Separation Date expired and were forfeited, including 291,242 RSUs that were granted to Mr. Gross on February 28, 2013.

A summary of stock-based incentive awards as of September 30, 2013 is as follows (in units, or shares, as applicable):

	Restricted Stock Units	LTIP Units	Stock Options
Outstanding as of January 1, 2013	648,894	1,141,856	1,924,740
Granted during 2013	1,061,862	—	—
Distributed/exercised during 2013	(470,724)	(7,246)	—
Forfeited during 2013	(330,639)	—	(500,000)

Outstanding as of September 30, 2013	909,393	1,134,610	1,424,740

Vested as of September 30, 2013	—	1,101,276	1,291,406

As of September 30, 2013 and December 31, 2012, there were approximately $4.2 million and $4.1 million, respectively, of total unrecognized compensation costs related to unvested RSUs, LTIP Units and options. As of September 30, 2013, the weighted-average period over which this unrecognized compensation expense will be recorded is approximately 1.1 years.

Total stock compensation expense related to RSUs, LTIP Units, options, and OPP LTIP Units, discussed below, which is included in corporate expenses on the accompanying consolidated statements of comprehensive loss, was $1.3 million, $2.2 million, $3.6 million and $4.8 million for the three and nine months ended September 30, 2013 and 2012, respectively.

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

The aggregate dollar amount available to all participants is equal to 10% of the amount by which the Company’s March 20, 2014 valuation exceeds 130% (currently $11.53, but subject to proration in the case of certain changes of control) of the Company’s March 20, 2011 valuation (the “Total Outperformance Pool”) and the dollar amount payable to each participant (the “Participation Amount”) is equal to such participant’s Participating Percentage in the Total Outperformance Pool. Following the Final Valuation Date, the participant will either forfeit existing OPP LTIP Units or receive additional OPP LTIP Units so that the value of the vested OPP LTIP Units of the participant are equivalent to the participant’s Participation Amount. If the Total Outperformance Pool has no value, all existing OPP LTIP Units will be forfeited.

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

As a result of the change in the Company’s Board of Directors on June 14, 2013, the outstanding OPP LTIP Units became fully vested. There was no impact to the performance criteria discussed above. As a result of the accelerated vesting of the awards, the Company has recorded the Total Outperformance Pool’s fair value as a liability on its September 30, 2013 consolidated balance sheet, discussed below.

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

During the six-month period following the Final Valuation Date, Morgans Group may redeem some or all of the vested OPP LTIP Units (or Class A Units into which they were converted) that have not been forfeited as described above, at a price equal to the common share price (based on a 30-day average) on the Final Valuation Date. From and after the one-year anniversary of the Final Valuation Date, for a period of six months, participants will have the right to cause Morgans Group to redeem some or all of the vested OPP LTIP Units that have not been forfeited as described above, at a price equal to the greater of the common share price at the Final Valuation Date (determined as described above) or the then current common share price (calculated as determined in Morgans Group’s limited liability company agreement). Thereafter, beginning 18 months after the Final Valuation Date, each of these OPP LTIP Units (or Class A Units into which they were converted) that have not been forfeited as described above, is redeemable at the election of the holder for: (1) cash equal to the then fair market value of one share of the Company’s common stock, or (2) at the option of the Company, one share of common stock, in the event the Company then has shares available for that purpose under its shareholder-approved equity incentive plans. Participants are entitled to receive distributions on their vested OPP LTIP Units that have not been forfeited as described above, if any distributions are paid on the Company’s common stock following the Final Valuation Date.

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

As the Company has the ability to settle the vested OPP LTIP Units with cash, these Awards are not considered to be indexed to the Company’s stock price and must be accounted for as liabilities at fair value. As of September 30, 2013, the fair value of the OPP LTIP Units were approximately $0.3 million and compensation expense relating to these OPP LTIP Units was fully recognized during the nine months ended September 30, 2013 as a result of the accelerated vesting resulting from the change in the Company’s Board of Directors, discussed above. The fair value of the OPP LTIP Units were estimated on the date of grant using the following assumptions in the Monte- Carlo valuation: expected price volatility for the Company’s stock of 50%; a risk free rate of 1.46%; and no dividend payments over the measurement period. The fair value of the OPP LTIP Units were estimated on September 30, 2013 using the following assumptions in the Monte-Carlo valuation: expected price volatility for the Company’s stock of 40%; a risk free rate of 0.12%; and no dividend payments over the measurement period.

Total stock compensation expense related to the OPP LTIP Units, which is included in corporate expenses on the accompanying consolidated statements of comprehensive loss, resulted in an income of $0.4 million and an expense of $0.9 million for the three months ended September 30, 2013 and 2012, respectively, and was immaterial for the nine months ended September 30, 2013 and 2012, respectively.

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

The Company has the option to accrue any and all dividend payments. The cumulative unpaid dividends have a dividend rate equal to the dividend rate on the Series A preferred securities. As of September 30, 2013, the Company had undeclared and unpaid dividends of $29.0 million.

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

As discussed in note 2, the Yucaipa Warrants to purchase 12,500,000 shares of the Company’s common stock at an exercise price of $6.00 per share have a 7-1/2 year term and are exercisable utilizing a cashless exercise method only, resulting in a net share issuance. Until October 15, 2010, the Yucaipa Investors had certain rights to purchase their pro rata share of any equity or debt securities offered or sold by the Company. In addition, the $6.00 exercise price of the Yucaipa Warrants was subject to certain reductions if, any time prior to October 15, 2010, the Company issued shares of common stock below $6.00 per share. Per ASC 815-40-15, as the strike price was adjustable until the first anniversary of issuance, the Yucaipa Warrants were not considered indexed to the Company’s stock until that date. Therefore, through October 15, 2010, the Company accounted for the Yucaipa Warrants as liabilities at fair value. On October 15, 2010, the Yucaipa Investors’ rights under the Yucaipa Warrants’ exercise price adjustment expired, at which time the Yucaipa Warrants met the scope exception in ASC 815-10-15 and are accounted for as equity instruments indexed to the Company’s stock. At October 15, 2010, the Yucaipa Warrants were reclassified to equity and are no longer adjusted periodically to fair value. The Yucaipa Investors’ right to exercise the Yucaipa Warrants to purchase 12,500,000 shares of the Company’s common stock expires in April 2017.

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

The initial carrying value of the Series A preferred securities was recorded at its net present value less costs to issue on the date of issuance. The carrying value will be periodically adjusted for accretion of the discount. As of September 30, 2013, the value of the preferred securities was $60.9 million, which includes cumulative accretion of $12.8 million.

The Company calculated the estimated fair value of the Yucaipa Warrants using the Black-Scholes valuation model, as discussed in note 2.

For so long as the Yucaipa Investors collectively own or have the right to purchase through exercise of the Yucaipa Warrants (assuming a cash rather than a cashless exercise) 875,000 shares of the Company’s common stock, the Company has agreed to use its reasonable best efforts to cause its Board of Directors to nominate and recommend to the Company’s stockholders the election of a person nominated by the Yucaipa Investors as a director of the Company and to use its reasonable best efforts to ensure that the Yucaipa Investors’ nominee is elected to the Company’s Board of Directors at each such meeting. If that nominee is not elected as a director at a meeting of stockholders, the Yucaipa Investors have certain Board of Director observer rights. Further, if the Company does not, within 30 days from the date of such meeting, create an additional seat on the Board of Directors and make available such seat to the nominee, the dividend rate on the Series A preferred securities increases by 4% during any time that a Yucaipa Investors’ nominee is not a member of the Company’s Board of Directors. At the 2013 Annual Meeting, Ron Burkle, the Yucaipa Investors’ nominee was not re-elected to the Board of Directors, and as of July 14, 2013, had not been offered a seat on the Company’s Board of Directors. Accordingly, the dividend rate on the Series A preferred securities increased by 4% to 12% as of July 14, 2013. The Yucaipa Investors contend that the 4% dividend rate increase was effective June 14, 2013.

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

10. Related Party Transactions

The Company earned management fees, chain services fees and fees for certain technical services and has receivables from hotels it owns through investments in unconsolidated joint ventures. These fees totaled approximately $2.4 million and $1.3 million for the three months ended September 30, 2013 and 2012, respectively, and $7.2 million and $5.4 million for the nine months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013 and December 31, 2012, the Company had receivables from these affiliates of approximately $3.4 million and $5.8 million, respectively, which are included in related party receivables on the accompanying consolidated balance sheets. During the nine months ended September 30, 2013, the Company recorded a non-cash impairment charge of $1.5 million related to certain outstanding related party receivables due from Mondrian SoHo.

As of September 30, 2013 and December 31, 2012, the TLG Promissory Notes due to Messrs. Sasson and Masi had aggregate fair values of approximately $18.0 million and $17.9 million, respectively, as discussed in note 6, which are included in debt and capital lease obligations on the accompanying consolidated balance sheets. During the three and nine months ended September 30, 2013 and 2012, the Company recorded $0.4 million, $0.4 million, $1.1 million, and $1.1 million, respectively, of interest expense related to the TLG Promissory Notes.

11. Deferred Gain on Asset Sales

On May 3, 2011, pursuant to a purchase and sale agreement, Mondrian Holdings LLC, a subsidiary of the Company, sold Mondrian Los Angeles for $137.0 million to Pebblebrook. The Company applied a portion of the proceeds from the sale, along with approximately $9.2 million of cash in escrow, to retire the $103.5 million mortgage secured by the hotel. Net proceeds, after the repayment of debt and closing costs, were approximately $40 million. The Company continues to operate the hotel under a 20-year management agreement with one 10-year extension option.

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

On November 23, 2011, the Company’s subsidiary, Royalton Europe, and Walton MG London, each of which owned a 50% equity interest in Morgans Europe, the joint venture that owned the 150 room Sanderson and 204 room St Martins Lane hotels, completed the sale of their respective equity interests in the joint venture for an aggregate of £192 million (or approximately $297 million). The Company received net proceeds of approximately $72.3 million, after applying a portion of the proceeds from the sale to retire the £99.5 million of outstanding mortgage debt secured by the hotels and payment of closing costs. The Company continues to operate the hotels under long-term management agreements that, including extension options, extend the term of the prior management agreements to 2041 from 2027.

In accordance with ASC 360-20, Property, Plant and Equipment, Real Estate Sales, the Company evaluated its accounting for the gain on sales, noting that the Company continues to have significant continuing involvement in the hotels as a result of long-term management agreements and shares in risks and rewards of ownership. The Company recorded deferred gains of approximately $152.4 million related to the sales of Royalton, Morgans, Mondrian Los Angeles, and the Company’s equity interests in Morgans Europe, which are deferred and recognized as a gain on asset sales over the initial term of the related management agreements.

12. Subsequent Event

On November 1, 2013, the Company issued a press release stating that it received a letter from The Yucaipa Companies, LLC containing an unsolicited and conditional proposal to acquire the Company for $8.00 per share. See the Company’s Current Report on Form 8-K, filed on November 4, 2013, for additional details.

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

Overview

We are a fully integrated lifestyle hospitality company that operates, owns, acquires, develops and redevelops boutique hotels, primarily in gateway cities and select resort markets in the United States, Europe and other international locations, and nightclubs, restaurants, bars and other food and beverage venues in many of the hotels we operate, as well as in hotels and casinos operated by MGM Resorts International (“MGM”) in Las Vegas. We opened our first hotel in 1984 and are focused on growing our portfolio, primarily with our core brands, in major gateway markets and key resort destinations.

The historical financial data presented herein as of September 30, 2013 is the historical financial data for:

•	our three hotels that we own and manage (“Owned Hotels”), consisting, as of September 30, 2013, of Hudson in New York, Delano South Beach in Miami Beach, and Clift in San Francisco (which we lease under a long-term lease that is treated as a financing), comprising approximately 1,400 rooms;

•	our wholly-owned food and beverage operations (“Owned F&B Operations”), consisting, as of September 30, 2013, of the food and beverage operations located at our Owned Hotels, certain food and beverage operations located at Sanderson and St Martins Lane, both in London, and three food and beverage venues at Mandalay Bay in Las Vegas for which we acquired the leasehold interests in August 2012;

•	three hotels that we partially own and manage pursuant to long-term management agreements (“Joint Venture Hotels”), consisting, as of September 30, 2013, of Mondrian South Beach in Miami Beach, Shore Club in Miami Beach, and Mondrian SoHo in New York, comprising approximately 1,015 rooms;

•	six hotels that we manage pursuant to long-term management agreements with no ownership interest (“Managed Hotels”), consisting, as of September 30, 2013, of Royalton and Morgans in New York, Mondrian in Los Angeles, Sanderson and St Martins Lane in London, and Delano Marrakech in Morocco, comprising approximately 950 rooms;

•	our 90% controlling interest in TLG Acquisition LLC (“TLG Acquisition,” and together with its subsidiaries, collectively, “TLG”), which owns and operates certain locations of the Company’s nightclub and food and beverage management business. TLG develops, redevelops and operates numerous venues primarily in Las Vegas pursuant to management agreements with MGM, including nightclubs, restaurants, pool lounges and bars;

•	our investment in unconsolidated food and beverage operations (“F&B Venture”), consisting, as of September 30, 2013, of certain food and beverage operations located at Mondrian South Beach in Miami Beach; and

•	our investments in hotels under development and other proposed properties.

Our corporate strategy is to achieve growth by leveraging our management experience, one-of-a-kind luxury brand and portfolio of renowned hotel and food and beverage brands for expansion into both new and existing markets, including through the pursuit of long-term management agreements and, in select situations where third-party managers have the experience and resources to satisfy our high branding standards, franchise agreements. Although our hotel management agreements are long-term, they may be subject to early termination in specified circumstances, or we may agree to early termination as circumstances require. See, for example, “Recent Trends and Developments – Recent Developments – Ames.” Certain of our hotel management agreements contain performance tests that stipulate certain minimum levels of operating performance. In addition, some courts have applied principles of agency law and related fiduciary standards to managers of third-party hotel properties (or have interpreted hotel management agreements as “personal services contracts”). This means, among other things, that property owners may assert the right to terminate management agreements even where the agreements provide otherwise, and some courts have upheld such assertions regarding management agreements and may do so in the future. Several of our hotels are also subject to mortgage and mezzanine debt, and in some instances our management fee is subordinated to the debt. Some of our management agreements also may be terminated by the lenders on foreclosure or certain other related events. With all of our new management agreements for hotels under development, we attempt to negotiate non-disturbance agreements or similar protections with the mortgage lender, or to require that such agreements be entered into upon securing of financing, in order to protect our management agreements in the event of foreclosure. However, we are not always successful in imposing these requirements, and some of our new development projects and existing hotels do not have non-disturbance or similar protections, which may make the related management agreements subject to termination by the lenders on foreclosure or certain other related events. Even if we have such non-disturbance protections in place, they may be subject to conditions and may be difficult or costly to enforce in a foreclosure situation. See, for example, “Off-Balance Sheet Arrangements – Mondrian SoHo” and “Off-Balance Sheet Arrangements – Shore Club.”

We may also terminate hotel management agreements as circumstances require or as we deem appropriate. See, for example, “Recent Trends and Developments – Recent Developments – Delano Marrakech Termination of Management Agreement.”

TLG’s management agreements may be subject to early termination in specified circumstances. For example, the management agreements generally contain, among other covenants, a performance test that stipulates a minimum level of operating performance, and restrictions or requirements related to suitability, capacity, financial stability and compliance with laws and material terms. Many of the management agreements also require that certain named representatives, including Andy Masi, must remain employed by or under contract to TLG. We can provide no assurance that we will satisfy these conditions, many of which may be beyond our control, including the continued employment of Andy Masi, whose employment agreement expires in March 2014 and who has filed a lawsuit against the Company seeking repaying of his portion of the TLG Promissory Notes.

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

Our revenues are derived from the operation of hotels, as well as the operation of nightclub, restaurant and bar venues. Specifically, our revenue consists of:

•	Rooms revenue. Occupancy and ADR are the major drivers of rooms revenue.

•	Food and beverage revenue. Most of our food and beverage revenue is driven by occupancy of our hotels and the popularity of our bars and restaurants with our local customers. Additionally, we record revenue and related expenses at the three food and beverage venues at Mandalay Bay in Las Vegas for which we acquired the leasehold interest in August 2012. Two of these restaurants opened during the first quarter of 2013 and the third restaurant opened during the third quarter of 2013.

•	Other hotel revenue. Other hotel revenue, which consists of ancillary revenue such as telephone, parking, spa, entertainment and other guest services, is principally driven by hotel occupancy.

•	Management fee revenue and other income. We earn hotel management fees under our hotel management agreements. These fees may include management fees as well as reimbursement for allocated chain services. Additionally, we own a 90% controlling investment in TLG, which operates numerous venues in Las Vegas pursuant to management agreements with various MGM affiliates. Each of TLG’s venues is managed by an affiliate of TLG, which receives fees under a management agreement for the venue. Through our ownership of TLG, we recognize management fees in accordance with the applicable management agreement, which generally provide for base management fees as a percentage of gross sales, and incentive management fees as a percentage of net profits, as calculated pursuant to the management agreements.

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

In addition to economic conditions, supply is another important factor that can affect revenues. Room rates, occupancy and food and beverage revenues tend to fall when supply increases, unless the supply growth is offset by an equal or greater increase in demand. One reason why we focus on boutique hotels in key gateway cities is because these markets typically have significant barriers to entry for new competitive supply, including scarcity of available land for new development and extensive regulatory requirements resulting in a longer development lead time and additional expense for new competitors.

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

Operating Costs and Expenses. Our operating costs and expenses consist of the costs to provide hotel and food and beverage services, costs to operate our hotel and food and beverage management companies, and costs associated with the ownership of our assets, including:

•	Rooms expense. Rooms expense includes the payroll and benefits for the front office, housekeeping, concierge and reservations departments and related expenses, such as laundry, rooms supplies, travel agent commissions and reservation expense. Like rooms revenue, occupancy is a major driver of rooms expense, which has a significant correlation with rooms revenue.

•	Food and beverage expense. Similar to food and beverage revenue, occupancy of the hotels in which we operate food and beverage venues, and the popularity of our restaurants, nightclubs, bars and other food and beverage venues, are the major drivers of food and beverage expense, which has a significant correlation with food and beverage revenue.

•	Other departmental expense. Occupancy is the major driver of other departmental expense, which includes telephone and other expenses related to the generation of other hotel revenue.

•	Hotel selling, general and administrative expense. Hotel selling, general and administrative expense consist of administrative and general expenses, such as payroll and related costs, travel expenses and office rent, advertising and promotion expenses, comprising the payroll of the hotel sales teams, the global sales team and advertising, marketing and promotion expenses for our hotel properties, utility expense and repairs and maintenance expenses, comprising the ongoing costs to repair and maintain our hotel properties.

•	Property taxes, insurance and other. Property taxes, insurance and other consist primarily of insurance costs and property taxes.

•	Corporate expenses, including stock compensation. Corporate expenses consist of the cost of our corporate offices, including the corporate office of our 90% owned subsidiary, TLG, net of any cost recoveries, which consists primarily of payroll and related costs, stock-based compensation expenses, office rent and legal and professional fees and costs associated with being a public company.

•	Depreciation and amortization expense. Hotel properties are depreciated using the straight-line method over estimated useful lives of 39.5 years for buildings and five years for furniture, fixtures and equipment. We also record amortization expense related to our other assets, such as the TLG management contracts we acquired as part of our acquisition of TLG in November 2011 and the three restaurant leases in Las Vegas that we purchased in August 2012.

•	Restructuring and disposal costs include costs incurred related to our corporate restructuring initiatives, such as professional fees, litigation and settlement costs, executive terminations and severance costs related to such restructuring initiatives, and losses on asset disposals as part of major renovation projects.

•	Development costs include development transaction costs, internal development payroll, costs and pre-opening expenses incurred related to new concepts at existing hotel and the development of new hotels, and the write-off of abandoned development projects previously capitalized.

•	Impairment loss on receivables and other assets from unconsolidated joint venture and managed hotel includes impairment costs incurred related to receivables deemed uncollectible from unconsolidated joint ventures and managed hotels and other assets related to managed hotels which have been deemed to have no value.

Other Items

•	Interest expense, net. Interest expense, net includes interest on our debt and amortization of financing costs and is presented net of interest income and interest capitalized.

•	Equity in (income) loss of unconsolidated joint ventures. Equity in (income) loss of unconsolidated joint ventures constitutes our share of the net profits and losses of our Joint Venture Hotels, our F&B Venture and our investments in hotels under development. Further, we and our joint venture partners review our Joint Venture Hotels and F&B Venture for other-than-temporary declines in market value. In this analysis of fair value, we use discounted cash flow analysis to estimate the fair value of our investment taking into account expected cash flow from operations, holding period and net proceeds from the dispositions of the property. Any decline that is not expected to be recovered is considered other-than-temporary and an impairment charge is recorded as a reduction in the carrying value of the investment.

•	Gain on asset sales. We recorded deferred gains related to the sales of Royalton, Morgans, Mondrian Los Angeles, and our ownership interests in Sanderson and St Martins Lane, as discussed in note 11 of our consolidated financial statements. As we have significant continuing involvement with these hotels through long-term management agreements, the gains on sales are deferred and recognized over the initial term of the related management agreement.

•	Other non-operating expenses include costs associated with previously owned hotels, both consolidated and unconsolidated, transaction costs related to business acquisitions, changes in the fair value of debt and equity instruments, miscellaneous litigation and settlement costs and other expenses that relate to our financing and investing activities.

•	Income tax expense (benefit). All of our foreign subsidiaries are subject to local jurisdiction corporate income taxes. Income tax expense is reported at the applicable rate for the periods presented. We are subject to Federal and state income taxes. Income taxes for the nine months ended September 30, 2013 and 2012 were computed using our calculated effective tax rate. We also recorded net deferred taxes related to cumulative differences in the basis recorded for certain assets and liabilities. We established a reserve on the deferred tax assets based on the ability to utilize net operating loss carryforwards.

•	Noncontrolling interest income (loss). Noncontrolling interest is the income (loss) attributable to the holders of membership units in Morgans Group, our operating company, owned by Residual Hotel Interest LLC, our former parent, as discussed in note 1 of our consolidated financial statements, our third-party food and beverage joint venture partner’s interest in the profits and losses of our F&B Venture, and the 10% ownership interest in TLG that is held by certain prior owners of TLG.

•	Preferred stock dividends and accretion. Dividends attributable to our outstanding preferred stock and the accretion of the fair value discount on the issuance of the Series A preferred securities are reflected as adjustments to our net loss to arrive at net loss attributable to common stockholders, as discussed in note 9 of our consolidated financial statements.

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

Recent Trends and Developments

Recent Trends. Lodging demand and revenues are primarily driven by growth in GDP, business investment and employment growth, which were depressed during an extremely difficult recessionary period in late 2008 and 2009. Beginning in 2010, the U.S. and global economies began improving and that improvement has continued in 2013. However, as a result of the current European economic crisis and slow domestic growth, the outlook for the global economy remains uncertain. To date, the economic recovery has not been particularly robust, as spending by businesses and consumers remains restrained, and there are still several trends which make our performance difficult to forecast, including shorter booking lead times at our hotels.

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

RevPAR at our System-Wide Comparable Hotels which includes all Morgans Hotel Group branded hotels with the exception of Hudson, which was under renovation during 2012, Ames, which as of July 17, 2013 we no longer managed, and Delano Marrakech, which opened in September 2012 and we will no longer manage effective November 12, 2013, increased by 3.6% in constant dollars, or 3.1% in actual dollars, in the third quarter of 2013 from the comparable period in 2012. RevPAR for System-Wide Comparable Hotels located in the United States increased 8.8% during the third quarter of 2013 as compared to the same period in 2012.

RevPAR from System-Wide Comparable Hotels in the Northeastern United States increased by 9.4% in the third quarter of 2013 as compared to the same period in 2012, with an increase in average daily rate (“ADR”) of 5.9% and an increase in occupancy of 3.3%. The RevPAR increase was led by a 13% increase in RevPAR at Mondrian SoHo and 10% increase in RevPAR at Morgans, both primarily due to gains in market share at these hotels. Room revenues at Hudson, a non-comparable hotel in New York City, increased by 32.2% in the third quarter of 2013 as compared to the same period in 2012, due to RevPAR gains, the addition of 32 new rooms, and a full inventory of guestrooms in service after completion of the hotels’ renovation in September 2012. RevPAR at Hudson increased by 27.4%, driven by a 25.8% increase in occupancy during the third quarter of 2013 as compared to the same period in 2012 when the hotel was under renovation.

RevPAR from System-Wide Comparable Hotels in Miami increased 4.8% in the third quarter of 2013 as compared to the same period in 2012, led by Delano South Beach which experienced a RevPAR increase of 11.5% as a result of a 9.8% increase in ADR.

Our System-Wide Comparable Hotels on the West Coast generated 10.0% RevPAR growth in the third quarter of 2013 as compared to the same period in 2012, led by Clift where RevPAR increased by 13.1%. In London, RevPAR decreased by 12.4% in constant dollars, or 14.1% in actual dollars, during the third quarter of 2013, due to the exceptionally strong operating performance our London hotels experienced in 2012 when the summer Olympics were held in London.

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

Dividend Rate on Preferred Securities. For so long as the Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P. (collectively, the “Yucaipa Investors”) collectively own or have the right to purchase through exercise of its warrants to purchase a total of 12,500,000 shares of our common stock at an exercise price of $6.00 per share (the “Yucaipa Warrants”), assuming a cash rather than a cashless exercise, 875,000 shares of our common stock, we have agreed to use our reasonable best efforts to cause our Board of Directors to nominate and recommend to our stockholders the election of a person nominated by the Yucaipa Investors as one of our directors and to use our reasonable best efforts to ensure that the Yucaipa Investors’ nominee is elected to the our Board of Directors at each such meeting. If that nominee is not elected as a director at a meeting of stockholders, the Yucaipa Investors have certain Board of Director observer rights. Further, if we do not, within 30 days from the date of such meeting, create an additional seat on the Board of Directors and make available such seat to the nominee, the dividend rate on the Series A preferred securities increases by 4% during any time that the Yucaipa Investors’ nominee is not a member of our Board of Directors. At our reconvened 2013 Annual Meeting of Stockholders (the “2013 Annual Meeting”), Ron Burkle, the Yucaipa Investors’ nominee, was not re-elected to our Board of Directors, and as of July 14, 2013, had not been offered a seat on our Board of Directors. Accordingly, the dividend rate on the Series A preferred securities increased by 4% to 12% as of July 14, 2013. The Yucaipa Investors contend that the 4% dividend rate increase was effective June 14, 2013.

TLG Promissory Notes Notice of Default. On June 17, 2013 and thereafter, we received Notices of Change of Control from each of Andrew Sasson and Andy Masi pursuant to the $18.0 million promissory notes issued by TLG (the “TLG Promissory Notes”) to Messrs. Sasson and Masi (together, the “Notices”). The TLG Promissory Notes are guaranteed by us. The Notices claim that a total of $18 million of outstanding principal balances under the TLG Promissory Notes, plus any accrued and unpaid interest, are immediately due and payable to Messrs. Sasson and Masi as the result of a “Change of Control” in connection with the election of directors at our 2013 Annual Meeting. On August 1, 2013, we received a purported notice of Event of Default, acceleration and default interest under the TLG Promissory Notes. On August 5, 2013, Messrs. Sasson and Masi filed a lawsuit in the Supreme Court of the State of New York against TLG Acquisition LLC and Morgans Group LLC alleging, among other things, breach of contract and an event of default under the TLG Promissory Notes as a result of our failure to repay the TLG Promissory Notes following the alleged “Change of Control”. The complaint seeks $16 million on behalf of Mr. Sasson and $2 million on behalf of Mr. Masi, plus interest compounded to principal, plus accrued and unpaid interest, including default interest, and reasonable costs and expenses incurred in the lawsuit. We believe that a Change of Control, within the meaning of the TLG Promissory Notes, has not occurred and that no prepayments are required under the TLG Promissory Notes. On September 26, 2013, we filed a motion to dismiss the complaint, which has been fully briefed. Oral argument is scheduled for December 4, 2013. We intend to vigorously defend ourselves against the lawsuit. A mandatory prepayment under the TLG Promissory Notes could constitute an event of default under our revolving credit facility secured by Delano South Beach.

2013 Deleveraging Transaction. See Part II, “Item 1. Legal Proceedings” for recent developments regarding the litigations related to the 2013 Deleveraging Transaction.

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

Departure of CEO and Appointment of Interim Chief Executive Officer. On August 30, 2013, Mr. Michael Gross, who served as our Chief Executive Officer since March 2011, stepped down from that role to pursue new opportunities. Jason T. Kalisman, our Chairman of the Board of Directors, has been named Chief Executive Officer on an interim basis, effective as of the same date.

On August 30, 2013 (the “Separation Date”), we entered into a separation agreement with Mr. Gross. Pursuant to the Separation Agreement, in lieu of severance benefits payable under Mr. Gross’s employment agreement, dated March 20, 2011, as amended on February 28, 2013 (the “Gross Employment Agreement”), and in addition to the payment of accrued but unpaid base salary, we, among other things, (i) made a lump sum payment of $500,000, (ii) granted 58,334 restricted stock units to Mr. Gross, pursuant to our Amended and Restated 2007 Omnibus Incentive Plan, as amended, which vested immediately on the Separation Date, (iii) granted 25,000 restricted stock units, which will vest on the first anniversary of the Separation Date, or August 30, 2014, and (iv) accelerated the vesting of any unvested long-term incentive plan units and stock options as of the Separation Date, with all stock options exercisable for a period of one year following the Separation Date. All other equity awards that remained unvested as of the Separation Date expired and were forfeited.

Delano Marrakech Termination of Management Agreement. We served the owner of Delano Marrakech with a notice of default in June 2013. In September 2013, we served notice of termination of our management agreement for Delano Marrakech following the failure by the owner of Delano Marrakech to remedy numerous breaches of the agreement. As a result, we will discontinue all affiliation with the hotel, including removal of the Delano name, and terminate management of the property, effective November 12, 2013. Pursuant to the management agreement, in the event of an owner default, we have no further obligations under the performance-based cash flow guarantee. The owner of the hotel is disputing the circumstances surrounding termination. Both parties are seeking arbitration of outstanding claims, including our claims for unpaid fees and reimbursements. Arbitration is expected to occur in late 2014.

Yucaipa Proposal. On November 1, 2013, we issued a press release stating that we received a letter from The Yucaipa Companies, LLC containing an unsolicited and conditional proposal to acquire us for $8.00 per share. See our Current Report on Form 8-K, filed on November 4, 2013, for additional details.

Operating Results

Comparison of Three Months Ended September 30, 2013 to Three Months Ended September 30, 2012

The following table presents our operating results for the three months ended September 30, 2013 and 2012, including the amount and percentage change in these results between the two periods. The consolidated operating results for the three months ended September 30, 2013 are comparable to the consolidated operating results for the three months ended September 30, 2012, with the exception of the transfer of our ownership interest in Ames in April 2013, the termination of our management agreement at Ames in July 2013, the termination of our management agreement at Las Palapas in March 2013, and the opening of Delano Marrakech in September 2012 which we will no longer manage effective November 12, 2013. The consolidated operating results are as follows:

	Three Months Ended
	September 30, 2013	September 30, 2012	Changes ($)	Changes (%)
	(Dollars in thousands)
Revenues:
Rooms	$29,950	$24,311	$5,639	23.2%
Food and beverage	20,214	12,649	7,565	59.8
Other hotel	1,142	1,036	106	10.2

Total hotel revenues	51,306	37,996	13,310	35.0
Management fee-related parties and other income	6,956	6,040	916	15.2

Total revenues	58,262	44,036	14,226	32.3

Operating Costs and Expenses:
Rooms	9,414	7,818	1,596	20.4
Food and beverage	15,978	10,178	5,800	57.0
Other departmental	806	829	(23)	(2.8)
Hotel selling, general and administrative	10,734	9,549	1,185	12.4
Property taxes, insurance and other	4,080	3,965	115	2.9

Total hotel operating expenses	41,012	32,339	8,673	26.8
Corporate expenses, including stock compensation	6,754	8,675	(1,921)	(22.1)
Depreciation and amortization	7,114	5,827	1,287	22.1
Restructuring and disposal costs	1,799	2,082	(283)	(13.6)
Development costs	971	1,378	(407)	(29.5)
Impairment loss on receivables and other assets from unconsolidated joint venture and managed hotel	167	—	167	(1)

Total operating costs and expenses	57,817	50,301	7,516	14.9

Operating income (loss)	445	(6,265)	6,710	(1)
Interest expense, net	11,585	8,344	3,241	38.8
Equity in loss of unconsolidated joint venture	278	1,376	(1,098)	(79.8)
Gain on asset sales	(2,005)	(1,993)	(12)	0.6
Other non-operating expenses	810	1,728	(918)	(53.1)

Loss before income tax expense	(10,223)	(15,720)	5,497	(35.0)
Income tax expense	105	234	(129)	(55.1)

Net loss	(10,328)	(15,954)	5,626	(35.3)
Net loss attributable to non controlling interest	—	277	(277)	(100.0)

Net loss attributable to Morgans Hotel Group	(10,328)	(15,677)	5,349	(34.1)
Preferred stock dividends and accretion	(4,037)	(2,836)	(1,201)	42.3

Net loss attributable to common stockholders	$(14,365)	$(18,513)	$4,148	(22.4)%

(1)	Not meaningful.

Total Hotel Revenues. Total hotel revenues increased 35.0% to $51.3 million for the three months ended September 30, 2013 compared to $38.0 million for the three months ended September 30, 2012. During 2012, Hudson was under significant renovation for the entire year, which negatively impacted the operating results at the hotel for the three months ended September 30, 2012.

The components of RevPAR from our Owned Hotels, which consisted, as of September 30, 2013, of Hudson, Delano South Beach and Clift, for the three months ended September 30, 2013 and 2012 are summarized as follows:

	Three Months Ended
	September 30, 2013	September 30, 2012	Change ($)	Change (%)
Occupancy	88.5%	74.9%	—	18.2%
ADR	$257	$252	$5	2.0%
RevPAR	$227	$189	$38	20.5%

RevPAR from our Owned Hotels increased 20.5% to $227 for the three months ended September 30, 2013 compared to $189 for the three months ended September 30, 2012 primarily due to increases in occupancy at our Owned Hotels.

Rooms revenue increased 23.2% to $30.0 million for the three months ended September 30, 2013 compared to $24.3 million for the three months ended September 30, 2012. This increase was primarily due to strong operating trends in New York and San Francisco due primarily to increased occupancy, along with the impact in 2012 of renovations at Hudson, discussed above, which were ongoing during the three months ended September 30, 2012.

Food and beverage revenue increased 59.8% to $20.2 million for the three months ended September 30, 2013 compared to $12.6 million for the three months ended September 30, 2012. This increase was primarily due to an increase in revenues of approximately $1.9 million at Hudson due to Hudson Common, the new restaurant at Hudson which opened during the first quarter of 2013, and Henry, the new bar at Hudson which opened during the third quarter of 2013. Additionally, the increase was also due to our three leased food and beverage venues at Mandalay Bay in Las Vegas, which were opened in 2013, for which there was no comparable revenue in the prior period.

Other hotel revenue increased 10.2% to $1.1 million for the three months ended September 30, 2013 compared to $1.0 million for the three months ended September 30, 2012. This slight increase was primarily due to increased occupancy at Hudson during the three months ended September 30, 2013 as compared to the same period in 2012, which resulted in increased parking revenues and movie rental.

Management Fee—Related Parties and Other Income. Management fee—related parties and other income increased by 15.2% to $7.0 million for the three months ended September 30, 2013 compared to $6.0 million for the three months ended September 30, 2012 primarily due to a $0.9 million fee at Ames, which was received in July 2013. Excluding one-time items, management fees were flat. Management fees from our Comparable Managed Hotels, which includes Royalton, Morgans, Mondrian Los Angeles, Sanderson, and St Martins Lane (the “Comparable Managed Hotels”) decreased 4.6% during the three months ended September 30, 2013 as compared to the same period in 2012. This RevPAR decrease at Comparable Managed Hotels was primarily due to a decline in RevPAR at Sanderson and St Martins Lane during the three months ended September 30, 2013 as compared to the same period in 2012 as a result of the exceptionally strong operating performance these hotels experienced in the third quarter of 2012 when the summer Olympics were held in London.

The components of RevPAR from such Comparable Managed Hotels for the three months ended September 30, 2013 and 2012 are summarized as follows (in actual dollars):

	Three Months Ended
	September 30, 2013	September 30, 2012	Change ($)	Change (%)
Occupancy	86.6%	82.5%	—	5.0%
ADR	$326	$359	$(33)	(9.1)%
RevPAR	$282	$296	$(14)	(4.6)%

Our management fees earned from TLG increased by 4.6% during the three months ended September 30, 2013 as compared to the same period in 2012 primarily due to the three new food and beverage venues at Mandalay Bay in Las Vegas which opened in 2013, slightly offset by a decline in management fees earned from the TLG nightclubs which faced increased competition from new supply and newly reconcepted competitive nightclubs.

Operating Costs and Expenses

Rooms expense increased 20.4% to $9.4 million for the three months ended September 30, 2013 compared to $7.8 million for the three months ended September, 2012. This increase is consistent with the increase in rooms revenue, discussed above, and is primarily a result of rooms out of service during the Hudson renovation work in 2012, which decreased rooms expense recognized during the three months ended September 30, 2012. All of Hudson’s rooms were renovated and back in service during the three months ended September 30, 2013.

Food and beverage expense increased 57.0% to $16.0 million for the three months ended September 30, 2013 compared to $10.2 million for the three months ended September 30, 2012. This increase was primarily due to the expenses associated with the three leased food and beverage venues at Mandalay Bay in Las Vegas, which were opened in 2013, for which there was no comparable expense in the prior period.

Other departmental expense was relatively flat with a slight 2.8% decrease to $0.8 million for the three months ended September 30, 2013 compared to $0.8 million for the three months ended September 30, 2012. This decrease was primarily the result of cost containment at our Owned Hotels.

Hotel selling, general and administrative expense increased 12.4% to $10.7 million for the three months ended September 30, 2013 compared to $9.5 million for the three months ended September 30, 2012. This increase was primarily due to increased occupancy and more rooms in service at Hudson which resulted in increased heat, light and power and other related costs. Occupancy levels and the number of rooms in service at Hudson during the three months ended September 30, 2012 were lower due to the then ongoing renovation and out of service rooms.

Property taxes, insurance and other expense was relatively flat with a slight increase of 2.9% to $4.1 million for the three months ended September 30, 2013 compared to $4.0 million for the three months ended September 30, 2012. This increase was primarily due to an increased real estate tax assessment at Hudson in 2013, as compared to the same period in 2012, slightly offset by a decrease in the real estate tax assessment at Delano South Beach effective in the third quarter of 2013, as compared to the same period in 2012.

Corporate expenses, including stock compensation decreased 22.1% to $6.8 million for the three months ended September 30, 2013 compared to $8.7 million for the three months ended September 30, 2012. This decrease was primarily due to our ongoing effort to reduce general overhead costs, and a reduction in bonus and stock compensation expense as a result of the departure of our former Chief Executive Officer in August 2013.

Depreciation and amortization increased 22.1% to $7.1 million for the three months ended September 30, 2013 compared to $5.9 million for the three months ended September 30, 2012. This increase was primarily due to the increased depreciation related to the renovations which were completed at Delano South Beach and Hudson during 2012.

Restructuring and disposal costs decreased 13.6% to $1.8 million for the three months ended September 30, 2013 compared to $2.1 million for the three months ended September 30, 2012. This decrease was primarily due increased costs incurred during the three months ended September 30, 2012 related to union settlements at Hudson in connection with the rooms and food and beverage renovations, for which there were no comparable costs incurred during the three months ended September 30, 2013. This decrease was slightly offset by legal and advisory fees incurred during the three months ended September 30, 2013 related to the ongoing 2013 Deleveraging Transaction litigation and proxy contest related matters.

Development costs decreased 29.5% to $1.0 million for the three months ended September 30, 2013 compared to $1.4 million for the three months ended September 30, 2012. This decrease was primarily due to preopening costs related to the Hudson rooms renovation incurred during the three months ended September 30, 2012, for which there were no comparable costs incurred during the same period in 2013, as well as a slower pace of development activity during the three months ended September 30, 2013.

Impairment loss on receivables and other assets from unconsolidated joint venture and managed hotel was $0.2 million for the three months ended September 30, 2013 compared to zero for the three months ended September 30, 2012. During the three months ended September 30, 2013, we impaired certain outstanding receivables due from Delano Marrakech, as management concluded that collection of these receivables was uncertain. There were no comparable impairment charges in 2012.

Interest expense, net increased 38.8% to $11.6 million for the three months ended September 30, 2013 compared to $8.3 million for the three months ended September 30, 2012. This increase was primarily due to the refinancing of the Hudson mortgage debt in November 2012, which resulted in an increase in interest expense, and a higher average balance outstanding on the Company’s revolving credit facility during the three months ended September 30, 2013, which resulted in higher interest expense during that period.

Equity in loss of unconsolidated joint ventures decreased 79.8% to $0.3 million for the three months ended September 30, 2013 compared to $1.4 million for the three months ended September 30, 2012. We no longer record our share of equity in earnings or losses on a majority of our unconsolidated joint ventures, as we have written certain of our investment balances down to zero due to impairments recorded in prior periods.

The components of RevPAR from our comparable Joint Venture Hotels for the three months ended September 30, 2013 and 2012, which includes Shore Club, Mondrian South Beach, and Mondrian SoHo, and excludes Ames, in which we no longer owned any equity interests effective April 26, 2013, are summarized as follows:

	Three Months Ended
	September 30, 2013	September 30, 2012	Change ($)	Change (%)
Occupancy	69.9%	67.0%	—	4.3%
ADR	$259	$250	$9	3.4%
RevPAR	$181	$168	$13	7.9%

Gain on asset sales was relatively flat with a 0.6% increase to $2.0 million for the three months ended September 30, 2013 as compared to income of $2.0 million for the three months ended September 30, 2012. This income was related to the recognition of gains we recorded on the sales of Royalton, Morgans and Mondrian Los Angeles and our 50% ownership in the entity that owned Sanderson and St Martins Lane, all occurring in 2011. As we have significant continuing involvement with these hotels through long-term management agreements, the gains on sales are deferred and recognized over the initial term of the related management agreements.

Other non-operating expense decreased 53.1% to $0.8 million for the three months ended September 30, 2013 as compared to $1.7 million for the three months ended September 30, 2012. During the three months ended September 30, 2012, we recorded an increase in the fair value of the TLG Promissory Notes, discussed in note 6 of our consolidated financial statements, for which the change in fair value was not as material during the three months ended September 30, 2013.

Income tax expense (benefit) remained relatively flat at $0.1 million for the three months ended September 30, 2013 as compared to $0.2 million for the three months ended September 30, 2012.

Operating Results

Comparison of Nine Months Ended September 30, 2013 to Nine Months Ended September 30, 2012

The following table presents our operating results for the nine months ended September 30, 2013 and 2012, including the amount and percentage change in these results between the two periods. The consolidated operating results for the nine months ended September 30, 2013 is comparable to the consolidated operating results for the nine months ended September 30, 2012, with the exception of the transfer of our ownership interest in Ames in April 2013, the termination of our management agreement at Ames in July 2013, the termination of our management agreement at Las Palapas in March 2013, and the opening of Delano Marrakech in September 2012, which we will no longer manage effective November 12, 2013. The consolidated operating results are as follows:

	Nine Months Ended
	September 30, 2013	September 30, 2012	Changes ($)	Changes (%)
	(Dollars in thousands)
Revenues:
Rooms	$87,303	$70,930	$16,373	23.1%
Food and beverage	59,713	42,025	17,688	42.1
Other hotel	3,384	3,495	(111)	(3.2)

Total hotel revenues	150,400	116,450	33,950	29.2
Management fee-related parties and other income	21,220	18,672	2,548	13.6

Total revenues	171,620	135,122	36,498	27.0

Operating Costs and Expenses:
Rooms	27,889	23,256	4,633	19.9
Food and beverage	44,845	34,773	10,072	29.0
Other departmental	2,422	2,655	(233)	(8.8)
Hotel selling, general and administrative	31,587	28,335	3,252	11.5
Property taxes, insurance and other	12,641	11,531	1,110	9.6

Total hotel operating expenses	119,384	100,550	18,834	18.7
Corporate expenses, including stock compensation	22,469	25,302	(2,833)	(11.2)
Depreciation and amortization	20,535	17,437	3,098	17.8
Restructuring and disposal costs	7,951	3,738	4,213	(1)
Development costs	2,368	3,966	(1,598)	(40.3)
Impairment loss on receivables and other assets from unconsolidated joint venture and managed hotel	5,942	—	5,942	(1)

Total operating costs and expenses	178,649	150,993	27,656	18.3

Operating loss	(7,029)	(15,871)	8,842	(55.7)
Interest expense, net	34,434	24,348	10,086	41.4
Equity in loss of unconsolidated joint venture	773	4,992	(4,219)	(84.5)
Gain on asset sales	(6,015)	(5,984)	(31)	0.5
Other non-operating expenses	1,289	4,190	(2,901)	(69.2)

Loss before income tax expense	(37,510)	(43,417)	5,907	(13.6)
Income tax expense	541	548	(7)	(1.3)

Net loss	(38,051)	(43,965)	5,914	(13.5)
Net loss attributable to noncontrolling interest	298	614	(316)	(51.5)

Net loss attributable to Morgans Hotel Group	(37,753)	(43,351)	5,598	(12.9)
Preferred stock dividends and accretion	(9,976)	(8,204)	(1,772)	21.6

Net loss attributable to common stockholders	$(47,729)	$(51,555)	$3,826	(7.4)%

(1)	Not meaningful.

Total Hotel Revenues. Total hotel revenues increased 29.2% to $150.4 million for the nine months ended September 30, 2013 compared to $116.5 million for the nine months ended September 30, 2012. During 2012, Delano South Beach was under renovation for the first quarter of the year, and Hudson was under significant renovation for the entire year, which negatively impacted the operating results at these hotels in the prior year.

The components of RevPAR from our Owned Hotels, which consisted, as of September 30, 2013, of Hudson, Delano South Beach and Clift, for the nine months ended September 30, 2013 and 2012 are summarized as follows:

	Nine Months Ended
	September 30, 2013	September 30, 2012	Change ($)	Change (%)
Occupancy	85.3%	71.4%	—	19.6%
ADR	$262	$259	$3	1.0%
RevPAR	$223	$185	$38	20.8%

RevPAR from our Owned Hotels increased 20.8% to $223 for the nine months ended September 30, 2013 compared to $185 for the nine months ended September 30, 2012 primarily due to increases in occupancy at our Owned Hotels.

Rooms revenue increased 23.1% to $87.3 million for the nine months ended September 30, 2013 compared to $70.9 million for the nine months ended September 30, 2012. This increase was primarily due to strong operating trends in New York and San Francisco primarily due to increases in occupancy, along with the impact in 2012 of renovations at Delano South Beach and Hudson, discussed above.

Food and beverage revenue increased 42.1% to $59.7 million for the nine months ended September 30, 2013 compared to $42.0 million for the nine months ended September 30, 2012. This increase was primarily due to our three leased food and beverage venues at Mandalay Bay in Las Vegas, which opened in 2013, for which there was no comparable revenue in the prior period. Additionally, the increase was also due to an increase in revenues of approximately $3.7 million at Hudson due to Hudson Common, the new restaurant at Hudson which opened during the first quarter of 2013, and Henry, the new bar at Hudson which opened during the third quarter of 2013.

Other hotel revenue decreased 3.2% to $3.4 million for the nine months ended September 30, 2013 compared to $3.5 million for the nine months ended September 30, 2012. This decrease was primarily due to the elimination, effective January 2012, of minibars at Hudson and the elimination of an internet connectivity fee charged to guests at Delano, effective February 2012. Slightly offsetting this decrease was increased parking revenues and movie rental at Hudson during the nine months ended September 30, 2013 due to increased occupancy.

Management Fee—Related Parties and Other Income. Management fee—related parties and other income increased 13.6% to $21.2 million for the nine months ended September 30, 2013 compared to $18.7 million for the nine months ended September 30, 2012, including a $1.8 million fee related to Ames, $0.9 million of which was received in the second quarter of 2013 and $0.9 million was received in the third quarter of 2013, and a $0.5 million termination fee related to Hotel Las Palapas. Excluding one-time items, management fees increased by 1.3%. This increase was primarily attributable to increased fees associated with the management of our Comparable Managed Hotels, whose performance improved during the nine months ended September 2013 as compared to the same period in 2012, as demonstrated by a 4.9% RevPAR increase.

The components of RevPAR from such Comparable Managed Hotels for the nine months ended September 30, 2013 and 2012 are summarized as follows (in actual dollars):

	Nine Months Ended
	September 30, 2013	September 30, 2012	Change ($)	Change (%)
Occupancy	83.6%	77.9%	—	7.3%
ADR	$324	$331	$(10)	(2.2)%
RevPAR	$271	$258	$13	4.9%

Partially offsetting this increase in management fee—related parties and other income was a decrease of 2.6% in fees from TLG due to lower nightclub revenues as a result of increased competition from new supply and newly reconcepted competitive nightclubs.

Operating Costs and Expenses

Rooms expense increased 19.9% to $27.9 million for the nine months ended September 30, 2013 compared to $23.3 million for the nine months ended September 30, 2012. This increase is consistent with the increase in rooms revenue, discussed above, and is primarily a result of rooms out of service during the Hudson renovation work in 2012, which decreased rooms expense recognized during the nine months ended September 30, 2012.

Food and beverage expense increased 29.0% to $44.8 million for the nine months ended September 30, 2013 compared to $34.8 million for the nine months ended September 30, 2012. This increase was primarily due to the expenses associated with the three leased food and beverage venues at Mandalay Bay in Las Vegas, which were opened in 2013, for which there was no comparable expense in the prior period.

Other departmental expense decreased 8.8% to $2.4 million for the nine months ended September 30, 2013 compared to $2.7 million for the nine months ended September 30, 2012. This decrease was primarily the result of the decrease in other hotel revenue noted above.

Hotel selling, general and administrative expense increased 11.5% to $31.6 million for the nine months ended September 30, 2013 compared to $28.3 million for the nine months ended September 30, 2012. This increase was primarily due to increased occupancy and more rooms in service at Hudson which resulted in increased heat, light and power and other related costs. Occupancy levels and the number of rooms in service at Hudson during the nine months ended September 30, 2012 were lower due to the ongoing renovation and out of service rooms.

Property taxes, insurance and other expense increased 9.6% to $12.6 million for the nine months ended September 30, 2013 compared to $11.5 million for the nine months ended September 30, 2012. This increase is primarily due to an increased real estate tax assessment at Hudson in 2013, as compared to the same period in 2012. Additionally, we received a real estate tax refund in 2012 as result of a Hudson tax appeal, for which there was no comparable refund received during the nine months ended September 30, 2013.

Corporate expenses, including stock compensation decreased 11.2% to $22.5 million for the nine months ended September 30, 2013 compared to $25.3 million for the nine months ended September 30, 2012. This decrease was primarily due to our ongoing efforts to reduce general overhead costs, including a reduction in bonus and stock compensation expense as a result of the departures of our Executive Chairman during the fourth quarter of 2012 and former Chief Executive Officer in August 2013.

Depreciation and amortization increased 17.8% to $20.5 million for the nine months ended September 30, 2013 compared to $17.4 million for the nine months ended September 30, 2012. This increase was primarily due to the increased depreciation related to the renovations which were completed at Delano South Beach and Hudson during 2012.

Restructuring and disposal costs increased by $4.2 million to $8.0 million for the nine months ended September 30, 2013 compared to $3.7 million for the nine months ended September 30, 2012. This increase was primarily due to legal and advisory fees incurred during the nine months ended September 30, 2013 related to the 2013 Deleveraging Transaction and proxy contest.

Development costs decreased 40.3% to $2.4 million for the nine months ended September 30, 2013 compared to $4.0 million for the nine months ended September 30, 2012. This decrease was primarily due to pre-opening expenses incurred during early 2012 related to the re-launch of the renovated food and beverage venues at Delano South Beach, for which there was no comparable expense in 2013, as well as a slower pace of development activity during the nine months ended September 30, 2013.

Impairment loss on receivables and other assets from unconsolidated joint venture and managed hotel was $5.9 million for the nine months ended September 30, 2013 compared to zero for the nine months ended September 30, 2012. During the nine months ended September 30, 2013, we impaired certain outstanding receivables due from Mondrian SoHo and Delano Marrakech, as management concluded that collection of these receivables was uncertain, and we impaired the balance of our key money investment in Delano Marrakech. There were no comparable impairment charges in 2012.

Interest expense, net increased 41.4% to $34.4 million for the nine months ended September 30, 2013 compared to $24.3 million for the nine months ended September 30, 2012. This increase was primarily due to the refinancing of the Hudson mortgage debt in November 2012, which resulted in an increase in interest expense, and a higher average balance outstanding on the Company’s revolving credit facility during the nine months ended September 30, 2013, which resulted in higher interest expense during that period.

Equity in loss of unconsolidated joint ventures resulted in a loss of $0.8 million for the nine months ended September 30, 2013 compared to a loss of $5.0 million for the nine months ended September 30, 2012. We no longer record our share of equity in earnings or losses on a majority of our unconsolidated joint ventures, as we have written our investment balances down to zero due to impairments recorded in prior periods.

The components of RevPAR from our comparable Joint Venture Hotels for the nine months ended June 30, 2013 and 2012, which includes Shore Club, Mondrian South Beach, and Mondrian SoHo and excludes Ames, in which we no longer owned any equity interests effective April 26, 2013, are summarized as follows:

	Nine Months Ended
	September 30, 2013	September 30, 2012	Change ($)	Change (%)
Occupancy	77.7%	69.2%	—	12.3%
ADR	$294	$286	$8	2.8%
RevPAR	$228	$198	$30	15.4%

Gain on asset sales was flat for the periods presented, resulting in income of $6.0 million for the nine months ended September 30, 2013 compared to $6.0 million for the nine months ended September 30, 2012. This income was related to the recognition of gains we recorded on the sales of Royalton, Morgans and Mondrian Los Angeles and our 50% ownership in the entity that owned Sanderson and St Martins Lane, all occurring in 2011. As we have significant continuing involvement with these hotels through long-term management agreements, the gains on sales are deferred and recognized over the initial term of the related management agreement.

Other non-operating expenses decreased 69.2% to $1.3 million for the nine months ended September 30, 2013 as compared to $4.2 million for the nine months ended September 30, 2012. During the nine months ended September 30, 2012, we recorded an increase in the fair value of the TLG Promissory Notes, discussed in note 6 of our consolidated financial statements, for which the change in fair value was not as material during the nine months ended September 30, 2013.

Income tax expense was relatively flat, resulting in an expense of $0.5 million for the nine months ended September 30, 2013 as compared to $0.5 million for the nine months ended September 30, 2012.

Liquidity and Capital Resources

As of September 30, 2013, we had approximately $7.6 million in cash and cash equivalents, and the amount of borrowings available under our revolving credit facility secured by Delano South Beach (the “Delano Credit Facility”) was $55.0 million. As of September 30, 2013, total restricted cash held pursuant to certain debt or lease requirements was $20.6 million.

We intend to utilize our liquidity to repay outstanding debt, to redeem our outstanding preferred securities, to fund growth and development efforts, to fund renovations from time to time at existing Owned Hotels and Owned F&B Operations, to fund infrastructure improvements, and for general corporate purposes.

We have both short-term and long-term liquidity requirements as described in more detail below.

We believe we have sufficient equity in our wholly-owned assets, Hudson and Delano South Beach, to meet our scheduled near-term debt maturities consisting of obligations due on our outstanding Convertible Notes (defined below), revolving credit facility and Hudson mortgage debt (to the extent it is not extended), scheduled development commitments, operating expenses and other expenditures directly associated with our properties, all discussed further below. We plan to place non-recourse mortgage and mezzanine financings on Hudson and Delano South Beach at levels above the existing debt and may also consider selling these hotels to third parties. We have engaged a broker to assist us in obtaining debt financings on these assets and have begun to receive term sheets from interested parties. We believe that based on preliminary results from this process, potential proceeds for the financings will enable the Company to meet its near-term obligations discussed above. We can provide no assurance, however, that we will be successful in either refinancing or selling the Hudson or Delano South Beach for the potential proceeds, on favorable terms, or at all. We also can provide no assurance that pending litigations will not result in negative outcomes or that other unexpected contingencies, including accelerations of debt maturities as a result of negative litigation outcomes, will not occur. Negative litigation outcomes and unexpected contingencies can necessitate the need for additional short-term liquidity.

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

Our obligations under the Delano Credit Facility become due in July 2014, as described under “—Debt.” As of September 30, 2013, the Delano Credit Facility had $35.0 million of outstanding borrowings and $10.0 million of posted letters of credit.

Our 2.375% Senior Subordinated Convertible Notes (the “Convertible Notes”), as described under “—Debt”, with a face value of $172.5 million, mature on October 15, 2014 unless repurchased by us or converted in accordance with their terms prior to such date. One or more affiliates of the Yucaipa Investors own $88.0 million of the Convertible Notes.

In addition, the Hudson 2012 Mortgage Loan, as defined and described under “—Debt,” matures on February 9, 2014. We have one, one-year extension option that will permit us to extend the maturity date of the Hudson 2012 Mortgage Loan to February 9, 2015, if certain conditions are satisfied at the extension date. The extension option requires, among other things, the borrowers to deliver a business plan and budget for the extension term reasonably satisfactory to the lender, maintain a loan to value ratio prior to the initial maturity date of not greater than 50%, and the payment of an extension fee in an amount equal to 0.50% of the then outstanding principal amount under the Hudson 2012 Mortgage Loan. We believe we will meet the requirements necessary to extend the Hudson 2012 Mortgage Loan to February 9, 2015, although as noted above, we plan to refinance Hudson at levels above the existing debt.

We are focused on growing our portfolio, primarily with our core brands, in major gateway markets and key resort destinations. In order to obtain long term management contracts, we have committed to contribute capital in various forms on hotel development projects. These include equity investments, key money and cash flow guarantees to hotel owners. The cash flow guarantees generally have a stated maximum amount of funding and a defined term. The terms of the cash flow guarantees to hotel owners generally require us to fund if the hotels do not attain specified levels of operating profit. Often, cash flow guarantees to hotel owners may be recoverable as loans repayable to us out of future hotel cash flows and/or proceeds from the sale of hotels. As of September 30, 2013, our short-term key money funding obligations were $25.2 million, which represents £9.4 million (or approximately $15.2 million as of September 30, 2013) in key money for Mondrian London, which is expected to open in the first quarter of 2014, and funding of $10.0 million in key money for Mondrian at Baha Mar, which is secured by a related letter of credit under the Delano Credit Facility as of September 30, 2013.

On July 17, 2013, counsel for Jason Taubman Kalisman and OTK Associates, LLC (“OTK”) filed in connection with their action in Delaware Chancery Court related to the 2013 Deleveraging Transaction (the “Delaware Action”), as discussed further in Part II, “Item 1. Legal Proceedings,” a motion for the award of approximately $2.7 million in attorneys’ fees and expenses related to their prosecution of the Delaware Action thus far (the “Fee Application”), asserting that counsel is entitled to the award because their work achieved a substantial benefit for us and our stockholders. On July 29, 2013, we informed the court that we took no position on the Fee Application. Pursuant to a court order, we distributed a notice to the record holders of our stock informing them of the Fee Application and their right to object or otherwise be heard with respect thereto. On October 31, 2013, the court issued an amended order granting the award of the approximately $2.7 million sought in the Fee Application, which must be paid within 15 business days of entry of the amended order. We believe our directors and officers liability insurance will cover fully the payment of the award.

Further, we believe that our current directors and officers’ insurance policies will cover some or all of the amounts incurred defending ourselves in the New York Action since our insurance carriers have agreed to provide coverage subject to a reservation of rights.

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

Our Series A preferred securities have an 8% dividend rate until October 15, 2014, a 10% dividend rate from October 15, 2014 to October 15, 2016, and a 20% dividend rate thereafter, with a 4% increase in the dividend rate during certain periods in which the Yucaipa Investors’ nominee to our Board of Directors has not been elected as a director or subsequently appointed as a director by our Board of Directors. At the 2013 Annual Meeting, Ron Burkle, the Yucaipa Investors’ nominee to the Board of Directors, was not re-elected to the Board of Directors, and as of July 14, 2013, had not been offered a seat on the Company’s Board of Directors. Accordingly, the dividend rate on the Series A preferred securities increased by 4% to 12% as of July 14, 2013. See “—Recent Trends and Developments—Recent Developments—Dividend Rate on Preferred Securities.” The cumulative unpaid dividends also have a dividend rate equal to the then applicable dividend rate on the Series A preferred securities. We have the option to accrue any and all dividend payments, and as of September 30, 2013, have not declared any dividends. As of September 30, 2013, we have accrued undeclared dividends of approximately $29.0 million. We have the option to redeem any or all of the Series A preferred securities at any time.

We have long-term liquidity requirements which include our obligations related to our acquisition of TLG, including the TLG Promissory Notes which mature in November 2015. We may consider retiring the TLG Promissory Notes prior to the November 2015 maturity due to the increase in the interest rate from 8% to 18% in November 2014. On June 17, 2013 and thereafter, we received Notices of Change of Control from each of Andrew Sasson and Andy Masi pursuant to the TLG Promissory Notes held by each of Messrs. Sasson and Masi. The TLG Promissory Notes are guaranteed by us. The Notices claim that a total of $18.0 million of outstanding principal balances under the TLG Promissory Notes, plus any accrued and unpaid interest, are immediately due and payable to Messrs. Sasson and Masi as the result of a “Change of Control” in connection with the election of directors at the our 2013 Annual Meeting. On August 1, 2013, we received a purported notice of Event of Default, acceleration and default interest under the TLG Promissory Notes. On August 5, 2013, Messrs. Sasson and Masi filed a lawsuit in the Supreme Court of the State of New York against TLG Acquisition LLC and Morgans Group LLC alleging, among other things, breach of contract and an event of default under the TLG Promissory Notes as a result of the Company’s failure to repay the TLG Promissory Notes following the alleged “Change of Control.” The complaint seeks $16 million on behalf of Mr. Sasson and $2 million on behalf of Mr. Masi, plus interest compounded to principal, plus accrued and unpaid interest, including default interest, and reasonable costs and expenses incurred in the lawsuit. We believe that a Change of Control, within the meaning of the TLG Promissory Notes, has not occurred and that no prepayments are required under the TLG Promissory Notes. On September 26, 2013, we filed a motion to dismiss the complaint, which has been fully briefed. Oral argument is scheduled for December 4, 2013. We intend to vigorously defend ourselves against the lawsuit. A mandatory prepayment under the TLG Promissory Notes could constitute an event of default under our Delano Credit Facility.

Additionally, as part of our acquisition of TLG, each of Messrs. Sasson and Masi received the right to require Morgans Group to purchase his 5% equity interest in TLG at any time after November 30, 2014 at a purchase price equal to his percentage equity ownership interest multiplied by the product of seven times the Non-Morgans EBITDA, as defined below in “—Debt,” for the preceding 12 months, subject to certain adjustments (the “Sasson-Masi Put Options”). The aggregate purchase price for the Sasson-Masi Put Options, which become exercisable in December 2014, would have been an estimated $6.3 million based on the contractual formula applied as of September 30, 2013.

Other long-term liquidity requirements include our obligations under our trust preferred securities, which mature in October 2036 and the Clift lease, each as described under “—Debt.” In the event we were to undertake a transaction that was deemed to constitute a transfer of our properties and assets substantially as an entirety within the meaning of the indenture, we may be required to repay the trust preferred securities prior to their maturity or obtain the trustee’s consent in connection with such transfer.

We anticipate we will need to renovate Clift in the next few years, which may require additional capital.

Additionally, as our new managed hotels are developed, to the extent we have committed to contribute key money, equity or debt, these amounts will generally come due prior to or on the hotel opening. As of September 30, 2013, our long-term key money commitments were approximately $7.0 million and our potential funding under cash flow guarantees at operating hotels and hotels under development at the maximum amount under the applicable contracts, but excluding contracts where the maximum cannot be determined, was $38.7 million, which includes an $8.0 million performance-based cash flow guarantee related to Delano Marrakech, which we believe we are not obligated to fund. In September 2013, we served notice of termination of our management agreement for Delano Marrakech following the failure by the owner of Delano Marrakech to remedy numerous breaches of the agreement. As a result, we will discontinue all affiliation with the hotel, including removal of the Delano name, and terminate management of the property, effective November 12, 2013. Pursuant to the management agreement, in the event of an owner default, we have no further obligations under the performance-based cash flow guarantee. The owner of the hotel is disputing the circumstances surrounding termination. Both parties are seeking arbitration of outstanding claims, including our claims for unpaid fees and reimbursements. Arbitration is expected to occur in late 2014. As of September 30, 2013, we did not have any equity or debt financing commitments.

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

As of September 30, 2013, we had approximately $348 million of remaining Federal tax net operating loss carryforwards to offset future income, including gains on future asset sales. We believe we have significant value available to us in Delano South Beach and Hudson, and that the tax basis of these assets is significantly less than their fair values. As of September 30, 2013, we estimate that the tax basis of Delano South Beach is approximately $60 million and that the tax basis in Hudson is approximately $140 million.

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

Mondrian South Beach Mortgage and Mezzanine Agreements. As of September 30, 2013, the joint venture’s outstanding nonrecourse mortgage debt was $34.7 million and mezzanine debt was $28.0 million. The joint venture also has an additional $28.0 million of mezzanine debt owed to affiliates of the joint venture partners. The lender’s nonrecourse mortgage loan and mezzanine loan related to Mondrian South Beach matured on August 1, 2009. In April 2010, the Mondrian South Beach ownership joint venture amended the nonrecourse financing and mezzanine loan agreements secured by Mondrian South Beach and extended the maturity date for up to seven years through extension options until April 2017, subject to certain conditions.

Morgans Group and affiliates of our joint venture partner have agreed to provide standard nonrecourse carve-out guaranties and provide certain limited indemnifications for the Mondrian South Beach mortgage and mezzanine loans. In the event of a default, the lenders’ recourse is generally limited to the mortgaged property or related equity interests, subject to standard nonrecourse carve-out guaranties for “bad boy” type acts. Morgans Group and affiliates of our joint venture partner also agreed to guaranty the joint venture’s obligation to reimburse certain expenses incurred by the lenders and indemnify the lenders in the event such lenders incur liability in connection with certain third-party actions. Morgans Group and affiliates of our joint venture partner have also guaranteed the joint venture’s liability for the unpaid principal amount of any seller financing note provided for condominium sales if such financing or related mortgage lien is found unenforceable, provided they shall not have any liability if the seller financed unit becomes subject again to the lien of the lender mortgage or title to the seller financed unit is otherwise transferred to the lender or if such seller financing note is repurchased by Morgans Group and/or affiliates of our joint venture partner at the full amount of unpaid principal balance of such seller financing note. In addition, although construction is complete and Mondrian South Beach opened on December 1, 2008, Morgans Group and affiliates of our joint venture partner may have continuing obligations under construction completion guaranties until all outstanding payables due to construction vendors are paid. As of September 30, 2013, there were remaining payables outstanding to vendors of approximately $0.6 million. Pursuant to a letter agreement with the lenders for the Mondrian South Beach loan, the joint venture agreed that these payables, many of which are currently contested or under dispute, will not be paid from operating funds but only from tax abatements and settlements of certain lawsuits. In the event funds from tax abatements and settlements of lawsuits are insufficient to repay these amounts in a timely manner, we and our joint venture partner are required to fund the shortfall amounts.

We and affiliates of our joint venture partner also have each agreed to purchase approximately $14.0 million of condominium units under certain conditions, including an event of default. In the event of a default under the lender’s mortgage or mezzanine loan, the joint venture partners are each obligated to purchase selected condominium units, at agreed-upon sales prices, having aggregate sales prices equal to 1/2 of the lesser of $28.0 million, which is the face amount outstanding on the lender’s mezzanine loan, or the then outstanding principal balance of the lender’s mezzanine loan. The joint venture is not currently in an event of default under the mortgage or mezzanine loan. We have not recognized a liability related to the construction completion or the condominium purchase guarantees as no triggering event has occurred.

Mondrian SoHo. As of September 30, 2013, the Mondrian SoHo joint venture’s outstanding mortgage debt secured by the hotel was $196.0 million, excluding $25.7 million of deferred interest. The loan matured on November 15, 2012. In January 2013, the lender initiated foreclosure proceedings seeking, among other things, the ability to sell the property free and clear of our management agreement. We moved to dismiss the lender’s complaint on the grounds that, among other things, our management agreement is not terminable upon a foreclosure. On April 2, 2013, the lender opposed our motion to dismiss and cross-moved for summary judgment. On August 12, 2013, the court heard oral argument on both motions, as well as a third motion brought by us to strike an affirmation submitted by lender’s attorney. All three motions are currently pending. In February 2013, the owner of Mondrian SoHo, a joint venture in which Morgans Group owns a 20% equity interest, gave notice purporting to terminate Morgans Hotel Group Management LLC (“Morgans Management”) as manager of the hotel. It also filed a lawsuit against us seeking termination of the management agreement on the same grounds. In addition, we, through our equity affiliate, filed a separate action against the owner and its parent in the Delaware Chancery Court for, among other things, breaching fiduciary duties and their joint venture agreement for failing to obtain consent prior to the termination. That action was subsequently consolidated with the termination action. On September 20, 2013, the Delaware Chancery Court ruled that the joint venture owning Mondrian SoHo terminated the hotel management agreement on agency grounds, that we must vacate the hotel forthwith or on whatever other timetable the hotel owner chooses, and that two claims by our equity affiliate are dismissed but not its breach of fiduciary duty claim. On September 30, 2013, we filed a motion for reconsideration and to stay execution of the judgment pending appeal. That motion is still pending, and no final order has as yet been issued. On October 21, 2013, the court approved a joint stipulation submitted by the parties providing that the briefing of the motion for reconsideration and to stay be concluded by December 9, 2013, following which the court will issue its ruling. Should we not prevail on our motion for reconsideration and to stay, we intend to vigorously pursue our rights on appeal and otherwise, but no assurance can be provided that we will retain the management agreement for Mondrian SoHo.

On April 30, 2013, we filed a lawsuit against our Mondrian SoHo joint venture partner and its affiliates in New York Supreme Court for damages based on the wrongful attempted termination of the management agreement, defamation, and breach of fiduciary and other obligations under the parties’ joint venture agreement. On August 23, 2013, the owner moved to dismiss that complaint. The briefing of that motion is scheduled to be concluded in early January 2014.

Additionally, there have been and, due to the fact that the lender controls all of the cash flow, may continue to be cash shortfalls from the operations of the hotel from time to time which have required additional fundings by us and our joint venture partner. In 2012, we funded approximately $1.0 million in cash shortfalls at Mondrian SoHo, which were treated in part as additional capital contributions and in part as loans from Morgans Management. We subsequently deemed such amounts uncollectible in 2012 and recorded an impairment charge through equity in loss of unconsolidated joint ventures.

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

Ames. On April 26, 2013, the joint venture closed on a new loan agreement with the mortgage lenders that provides for a reduction of the mortgage debt and an extension of maturity in return for a cash paydown. We did not contribute to the cash paydown and instead entered into an agreement with our joint venture partner pursuant to which, among other things, (1) we assigned our equity interests in the joint venture to our joint venture partner, (2) we agreed to give our joint venture partner the right to terminate our management agreement upon 60 days prior notice in return for an aggregate payment of $1.8 million, and (3) a creditworthy affiliate of our joint venture partner has assumed all or a portion of our liability with respect to historic tax credit guaranties, with our liability for any tax credit guaranties capped, in any event, at $3.0 million in the aggregate. The potential liability for historic tax credit guaranties relates to approximately $16.9 million of federal and state historic rehabilitation tax credits that Ames qualified for at the time of its development. As of September 30, 2013, there has been no triggering event that would require us to accrue any potential liability related to the historic tax credit guarantee. Effective July 17, 2013, we no longer manage Ames.

Potential Litigation. We may have potential liability in connection with certain claims by a designer for which we have accrued $13.9 million as of September 30, 2013, as discussed in note 5 of our consolidated financial statements.

We are also defendants to lawsuits in which plaintiffs have made claims for monetary damages against us. See Part II, “Item 1. Legal Proceedings.”

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

Comparison of Cash Flows for the Nine Months Ended September 30, 2013 to the Nine Months Ended September 30, 2012

Operating Activities. Net cash used in operating activities was $3.6 million for the nine months ended September 30, 2013 as compared to net cash used in operating activities of $17.7 million for the nine months ended September 30, 2012. This decrease in cash used was primarily due to improved operating results at our Owned Hotels.

Investing Activities. Net cash used in investing activities amounted to $8.1 million for the nine months ended September 30, 2013 as compared to net cash used in investing activities of $53.3 million for the nine months ended September 30, 2012. The decrease was primarily related to renovation costs incurred during the nine months ended September 30, 2012 at Delano South Beach and Hudson, two of our Owned Hotels which were under renovation during the period. Additionally, during the nine months ended September 30, 2012, we acquired the leasehold interests in three food and beverage venues at Mandalay Bay in Las Vegas in connection with our Delano Las Vegas project and related agreements with MGM for $15.0 million in cash and funded key money investments in Delano Moscow and Delano Marrakech.

Financing Activities. Net cash provided by financing activities amounted to $13.5 million for the nine months ended September 30, 2013 as compared to $50.7 million for the nine months ended September 30, 2012. This decrease was primarily due to decreased net funds being borrowed against the Delano Credit Facility during the nine months ended September 30, 2013 as compared to the same period in 2012.

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

On December 7, 2011, we entered into a technical amendment with the Primary Lender whereby the Hudson 2011 Mortgage Loan was subject to an interest rate of 30-day LIBOR (with a minimum of 1.0%) plus 5.0%, at the Primary Lender’s option. At November 14, 2012, when the loan was terminated, $28.0 million of the Hudson 2011 Mortgage Loan bore interest at a reserve adjusted blended rate of 30-day LIBOR (with a minimum of 1.0%) plus 4.0%. The remaining $87.0 million of the Hudson 2011 Mortgage Loan which was sold to the Securitized Lenders bore interest at a reserve adjusted blended rate of 30-day LIBOR (with a minimum of 1.0%) plus 5.0%.

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

Notes to a Subsidiary Trust Issuing Preferred Securities. In August 2006, we formed a trust, MHG Capital Trust I (the “Trust”), to issue $50.0 million of trust preferred securities in a private placement. The sole assets of the Trust consist of the trust notes due October 30, 2036 issued by Morgans Group and guaranteed by Morgans Hotel Group Co. The trust notes have a 30-year term, ending October 30, 2036, and bear interest at a fixed rate of 8.68% until October 2016, and thereafter will bear interest at a floating rate based on the three-month LIBOR plus 3.25%. These securities are redeemable by the Trust at par. In the event we were to undertake a transaction that was deemed to constitute a transfer of our properties and assets substantially as an entirety within the meaning of the indenture, we may be required to repay the trust notes prior to their maturity or obtain the trustee’s consent in connection with such transfer.

Clift. We lease Clift under a 99-year nonrecourse lease agreement expiring in 2103. The lease is accounted for as a financing with a liability balance of $90.9 million at September 30, 2013.

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

From April 21, 2010 to July 21, 2010, the Yucaipa Investors purchased $88 million of the Convertible Notes from third parties.

The Indenture governing our Convertible Notes provides that upon the occurrence of a Change of Control, as defined in the indenture agreement, in certain circumstances, the holders of the Convertible Notes have the right to require the Company to purchase their Convertible Notes at a price and during the period specified in the indenture agreement. Prior to the 2013 Annual Meeting, a majority of the Continuing Directors (as defined in the indenture agreement) adopted a resolution approving the nomination of the OTK Associates, LLC (“OTK”) nominees for election to the Board of Directors at the 2013 Annual Meeting for the purpose of assuring that OTK’s nominees constitute Continuing Directors under the indenture agreement. Such action was taken to ensure that the election of OTK’s nominees at the 2013 Annual Meeting did not constitute a Change of Control. In the event we were to undertake, among other things, a transaction that was deemed to constitute a transfer of all or substantially all of our assets within the meaning of the indenture, we may be required to repay the Convertible Notes prior to their maturity or obtain the trustee’s consent in connection with such transfer.

Delano Credit Facility. On July 28, 2011, we and certain of our subsidiaries (collectively, the “Borrowers”), including Beach Hotel Associates LLC (the “Florida Borrower”), entered into the Delano Credit Facility with Deutsche Bank Securities Inc. as sole lead arranger, Deutsche Bank Trust Company Americas, as agent, and the lenders party thereto.

The Delano Credit Facility provides commitments for a $100 million revolving credit facility and includes a $15 million letter of credit sub-facility. The maximum amount of such commitments available at any time for borrowings and letters of credit is determined according to a borrowing base valuation equal to the lesser of (i) 55% of the appraised value of Delano South Beach (the “Florida Property”) and (ii) the adjusted net operating income for the Florida Property divided by 11%. Extensions of credit under the Delano Credit Facility are available for general corporate purposes. The commitments under the Delano Credit Facility terminate on July 28, 2014, at which time all outstanding amounts under the Delano Credit Facility will be due and payable. Our maximum availability under the Delano Credit Facility was $100.0 million as of September 30, 2013, of which $35.0 million of borrowings were outstanding and $10.0 million of letters of credit were posted.

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

The Borrowers’ ability to borrow under the Delano Credit Facility is subject to ongoing compliance by us and the Borrowers with various customary affirmative and negative covenants, including limitations on liens, indebtedness, issuance of certain types of equity, affiliated transactions, investments, distributions, mergers and asset sales. In addition, the Delano Credit Facility requires that we and the Borrowers maintain a fixed charge coverage ratio (consolidated EBITDA to consolidated fixed charges) of no less than (i) 1.05 to 1.00 at all times on or prior to June 30, 2012 and (ii) 1.10 to 1.00 at all times thereafter. As of September 30, 2013, we were in compliance with the fixed charge coverage ratio under the Delano Credit Facility and the fixed charge coverage ratio was 1.52x.

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

As of the issue date, the fair value of the TLG Promissory Notes was estimated at approximately $15.5 million utilizing a Monte Carlo simulation to estimate the probability of the performance conditions being satisfied. The Monte Carlo simulation used a statistical formula underlying the Black-Scholes and binomial formulas and such simulation was run approximately 100,000 times. For each simulation, the payoff is calculated at the settlement date, which is then discounted to the issue date at a risk-free interest rate. The average of the values over all simulations is the expected value on the issuance date. Assumptions used in the valuations included factors associated with the underlying performance of our stock price and total stockholder return over the term of the TLG Promissory Notes including total stockholder return, volatility and risk-free interest. The fair value of the TLG Promissory Notes was estimated as of the issue date using the following assumptions in the Monte-Carlo simulation: expected price volatility for our stock of 25%; a risk free rate of 0.4%; and no dividend payments over the measurement period. The fair value of the TLG Promissory Notes was $18.0 million as of September 30, 2013 and was estimated using the following assumptions in the Monte-Carlo simulation: expected price volatility for the Company’s stock of 15%; a risk free rate of 0.1%; and no dividend payments over the measurement period.

On June 17, 2013 and thereafter, we received Notices from each of Andrew Sasson and Andy Masi pursuant to the $18.0 million TLG Promissory Notes issued to Messrs. Sasson and Masi. The TLG Promissory Notes are guaranteed by us. The Notices claim that a total of $18 million of outstanding principal balances under the TLG Promissory Notes, plus any accrued and unpaid interest, are immediately due and payable to Messrs. Sasson and Masi as the result of a “Change of Control” in connection with the election of directors at our 2013 Annual Meeting. On August 1, 2013, we received a purported notice of Event of Default, acceleration and default interest under the TLG Promissory Notes. On August 5, 2013, Messrs. Sasson and Masi filed a lawsuit in the Supreme Court of the State of New York against TLG Acquisition LLC and Morgans Group LLC alleging, among other things, breach of contract and an event of default under the TLG Promissory Notes as a result of our failure to repay the TLG Promissory Notes following the alleged “Change of Control”. The complaint seeks $16 million on behalf of Mr. Sasson and $2 million on behalf of Mr. Masi, plus interest compounded to principal, plus accrued and unpaid interest, including default interest, and reasonable costs and expenses incurred in the lawsuit. We believe that a Change of Control, within the meaning of the TLG Promissory Notes, has not occurred and that no prepayments are required under the TLG Promissory Notes. On September 26, 2013, we filed a motion to dismiss the complaint, which has been fully briefed. Oral argument is scheduled for December 4, 2013. We intend to vigorously defend ourselves against the lawsuit. A mandatory prepayment under the TLG Promissory Notes could constitute an event of default under our Delano Credit Facility.

Hudson Capital Leases. We lease two condominium units at Hudson which are reflected as capital leases with balances of $6.1 million at September 30, 2013. Currently annual lease payments total approximately $1.0 million and are subject to increases in line with inflation. The leases expire in 2096 and 2098.

Restaurant Lease Note. In August 2012, we entered into an agreement with MGM to convert THEhotel to Delano Las Vegas, which will be managed by MGM pursuant to a 10-year licensing agreement, with two 5-year extensions at our option, subject to performance thresholds. In addition, we acquired the leasehold interests in three food and beverage venues at Mandalay Bay in Las Vegas from an existing tenant for $15.0 million in cash at closing and the principal-only $10.6 million Restaurant Lease Note to be paid over seven years.

The Restaurant Lease Note does not bear interest except in the event of default, as defined in the agreement. In accordance with ASC 470, Debt, we imputed interest on the Restaurant Lease Note, which was recorded at its fair value of $7.5 million as of the date of issuance. At September 30, 2013, the recorded balance outstanding on the Restaurant Lease Note is $6.9 million.

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

Capital Expenditures and Reserve Funds

We are obligated to maintain reserve funds for capital expenditures at our Owned Hotels as determined pursuant to our debt or lease agreements related to such hotels, with the exception of Delano South Beach. Our Joint Venture Hotels and our Managed Hotels generally are subject to similar obligations under our management agreements or under debt agreements related to such hotels. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. Such agreements typically require the hotel owners to reserve funds at amounts equal to 4% of the hotel’s revenues and require the funds to be set aside in restricted cash. As of September 30, 2013, approximately $1.8 million was available in restricted cash reserves for future capital expenditures under these obligations related to our Owned Hotels.

At Hudson, we spent most of 2012 renovating all the guest rooms and corridors and converting single room dwelling (“SRO”) units into new guest rooms. The renovation was completed in September 2012 and the conversion of 32 SRO units into guest rooms was completed in January 2013, bringing the total number of guest rooms at Hudson to 866 as of September 30, 2013. In November 2012, we launched Hudson Lodge, a winter pop-up venue at the hotel’s private park. Additionally, in February 2013, we opened a new restaurant at Hudson, Hudson Commons, which is a modern-day beer hall and burger joint featuring a wide selection of local craft beers, inventive preparations of classic American fare, and soda shop-inspired specialty cocktails. The primary bar, Henry, opened in September 2013 after re-concepting and renovation. Henry is a cocktail bar and lounge featuring an inventive and experimental mixology program at Hudson.

We anticipate we will need to renovate Clift in the next few years, which may require capital.

The Hudson 2012 Mortgage Loan provides that, in the event the debt yield ratio falls below certain defined thresholds, all cash from the property is deposited into accounts controlled by the lenders from which debt service and operating expenses, including management fees, are paid and from which other reserve accounts may be funded. Any excess amounts are retained by the lenders until the debt yield ratio exceeds the required thresholds for three consecutive months. As of September 30, 2013, $5.2 million was held by the lenders in this reserve account. Furthermore, if our management company subsidiary that manages Hudson is not reserving sufficient funds for property tax, ground rent, insurance premiums, and capital expenditures in accordance with the hotel management agreement, then our subsidiary borrowers would be required to fund the reserve account for such purposes. Our subsidiary borrowers are not permitted to have any indebtedness other than certain permitted indebtedness customary in such transactions, including ordinary trade payables, purchase money indebtedness and capital lease obligations, subject to limits.

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

As of September 30, 2013, we had two interest rate caps outstanding and the fair values of these interest rate caps were insignificant.

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

Off-Balance Sheet Arrangements

As of September 30, 2013, we had unconsolidated joint ventures that we account for using the equity method of accounting, most of which have mortgage or related debt, as described in “—Other Liquidity Matters” above. In some cases, we provide nonrecourse carve-out guaranties of joint venture debt, which guaranties are only triggered in the event of certain “bad boy” acts, and other limited liquidity or credit support, as described in “—Other Liquidity Matters” above.

Mondrian South Beach. We own a 50% interest in Mondrian South Beach, an apartment building which was converted into a condominium and hotel. Mondrian South Beach opened in December 2008, at which time we began operating the property under a 20-year management contract. We also own a 50% interest in a mezzanine financing joint venture with an affiliate of our Mondrian South Beach joint venture partner through which a total of $28.0 million in mezzanine financing was provided to the Mondrian South Beach joint venture. As of September 30, 2013, the joint venture’s outstanding nonrecourse mortgage debt secured by the hotel was $34.7 million and mezzanine debt was $28.0 million and the outstanding mezzanine debt owed to affiliates of the joint venture partners was $28.0 million.

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

We account for this investment under the equity method of accounting. At September 30, 2013, our investment in Mondrian South Beach was reduced to zero as a result of our allocated share of Mondrian South Beach’s equity in loss. Our equity in loss of Mondrian South Beach was $1.1 million and $3.7 million for the three and nine months ended September 30, 2012, respectively .

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

Based on the decline in market conditions following the inception of the joint venture and, more recently, the need for additional funding to complete the hotel, we wrote down our investment in Mondrian SoHo to zero in June 2010 and recorded an impairment charge of $10.7 million through equity in loss of unconsolidated joint ventures for the year ended December 31, 2010. We have recorded all additional fundings as impairment charges through equity in loss of unconsolidated joint ventures during the periods the funds were contributed. As of September 30, 2013, our financial statements reflect no value for our investment in the Mondrian SoHo joint venture. During the nine months ended September 30, 2013, the Company recorded a non-cash impairment charge of $1.5 million related to certain outstanding receivables due from Mondrian SoHo.

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

As of September 30, 2013, the Mondrian SoHo joint venture’s outstanding mortgage debt secured by the hotel was $196.0 million, excluding $25.7 million of deferred interest. The loan matured on November 15, 2012. In January 2013, the lender initiated foreclosure proceedings seeking, among other things, the ability to sell the property free and clear of our management agreement. We moved to dismiss the lender’s complaint on the grounds that, among other things, our management agreement is not terminable upon a foreclosure. On April 2, 2013, the lender opposed our motion to dismiss and cross-moved for summary judgment. On August 12, 2013, the court heard oral argument on both motions, as well as a third motion brought by us to strike an affirmation submitted by lender’s attorney. All three motions are currently pending.

In February 2013, the owner of Mondrian SoHo, a joint venture in which Morgans Group owns a 20% equity interest, gave notice purporting to terminate Morgans Management as manager of the hotel. It also filed a lawsuit against us seeking termination of the management agreement on the same grounds. In addition, we, through our equity affiliate, filed a separate action against the owner and its parent in the Delaware Chancery Court for, among other things, breaching fiduciary duties and their joint venture agreement for failing to obtain consent prior to the termination. That action was subsequently consolidated with the termination action. On September 20, 2013, the Delaware Chancery Court ruled that the owner of Mondrian SoHo terminated the hotel management agreement on agency grounds, that we must vacate the hotel forthwith or on whatever timetable the hotel owner chooses, and that two claims by our equity affiliate are dismissed but not its breach of fiduciary duty claim. On September 30, 2013, we filed a motion for reconsideration and to stay execution of the judgment pending appeal. That motion is still pending, and no final order has as yet been issued. On October 21, 2013, the court approved a joint stipulation submitted by the parties providing that the briefing of the motion for reconsideration and to stay be concluded by December 9, 2013, following which the court will issue its ruling. Should we not prevail on our motion for reconsideration and to stay, we intend to vigorously pursue its rights on appeal and otherwise, but no assurance can be provided that we will retain the management agreement for Mondrian SoHo.

On April 30, 2013, we filed a lawsuit against our Mondrian SoHo joint venture partner and its affiliates in New York Supreme Court for damages based on the wrongful attempted termination of the management agreement, defamation, and breach of fiduciary and other obligations under the parties’ joint venture agreement. On August 23, 2013, the owner moved to dismiss that complaint. The briefing of that motion is scheduled to be concluded in early January 2014.

Shore Club. As of September 30, 2013, we owned approximately 7% of the joint venture that owns Shore Club. On September 15, 2009, the joint venture received a notice of default on behalf of the special servicer for the lender on the joint venture’s mortgage loan for failure to make its September monthly payment and for failure to maintain its debt service coverage ratio, as required by the loan documents. In March 2010, the lender for the Shore Club mortgage initiated foreclosure proceedings in U.S. federal district court. In October 2010, the federal court dismissed the case for lack of jurisdiction. In November 2010, the lender initiated foreclosure proceedings in state court and a bench trial took place in June 2012 during which the trial court granted a default ruling of foreclosure. In May 2013, the trial court entered a final judgment of foreclosure and set a June 25, 2013 foreclosure sale. On June 24, 2013, the joint venture agreed to a six-month refinancing with a new lender which expires on December 24, 2013, which stopped the foreclosure sale. The foreclosure judgment has been satisfied by the joint venture, and a notice of that satisfaction was filed with the court on July 9, 2013, resolving the foreclosure judgment. We continue to operate the hotel pursuant to the management agreement, but no assurance can be provided that we will continue to do so.

Mondrian Istanbul. In December 2011, we announced a new hotel management agreement for an approximately 128 room Mondrian-branded hotel to be located in the Old City area of Istanbul, Turkey. Upon completion and opening of the hotel, we will operate the hotel pursuant to a 20-year management agreement, with a 10-year extension option. As of September 30, 2013, we have contributed a total of $10.4 million in the form of equity and key money and have a 20% ownership interest in the venture owning the hotel.

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

At September 30, 2013, our investment in this food and beverage venture was zero. Our equity in loss of the food and beverage venture was $0.3 million and $0.3 million for the three months ended September 30, 2013 and 2012, respectively. Our equity in loss of the food and beverage venture was $0.6 million and $0.7 million for the nine months ended September 30, 2013 and 2012, respectively.

Other Development Stage Hotels. We have a number of additional development projects signed or under consideration, some of which may require equity or debt investments, key money or credit support from us. In addition, through certain cash flow guarantees, we may have potential future funding obligations for hotels under development.

As of September 30, 2013, our key money commitments, which are discussed further in note 7 to our consolidated financial statements, were approximately $32.2 million and our potential funding obligations under cash flow guarantees at operating hotels and hotels under development at the maximum amount under the applicable contracts, but excluding contracts where the maximum cannot be determined, were $38.7 million, which includes an $8.0 million performance cash flow guarantee related to Delano Marrakech, which we believe we are not obligated to fund. In September 2013, we served notice of termination of our management agreement for Delano Marrakech following the failure by the owner of Delano Marrakech to remedy numerous breaches of the agreement. As a result, we will discontinue all affiliation with the hotel, including removal of the Delano name, and terminate management of the property, effective November 12, 2013. Pursuant to the management agreement, in the event of an owner default, we have no further obligations under the performance-based cash flow guarantee. The owner of the hotel is disputing the circumstances surrounding termination. Both parties are seeking arbitration of outstanding claims, including our claims for unpaid fees and reimbursements. Arbitration is expected to occur in late 2014.

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

Interest Rate Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Some of our outstanding debt has a variable interest rate. As described in “Management’s Discussion and Analysis of Financial Results of Operations — Derivative Financial Instruments” above, we use derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of September 30, 2013, our total outstanding consolidated debt, including capital lease obligations, was approximately $557.1 million, of which approximately $215.0 million, or 38.6%, was variable rate debt. At September 30, 2013, the one month LIBOR rate was 0.18%.

As of September 30, 2013, the $215.0 million of variable rate debt consisted of our outstanding balance of $180.0 million on the Hudson 2012 Mortgage Loan and our $35.0 million of borrowings outstanding under our Delano Credit Facility. In connection with the Hudson 2012 Mortgage Loan, an interest rate cap for 2.5% in the full amount of $180.0 million was outstanding as of September 30, 2013. This interest rate cap matures in February 2014. The outstanding borrowings of $35.0 million on our Delano Credit Facility as of September 30, 2013 are not subject to an interest rate hedge. If interest rates on this $215.0 million variable rate debt increase by 1.0%, or 100 basis points, the increase in interest expense would reduce future pre-tax earnings and cash flows by approximately $2.2 million annually. The maximum annual amount the interest expense would increase on the $180.0 million of variable rate debt outstanding as of September 30, 2013 under the Hudson 2012 Mortgage Loan is $5.1 million due to our interest rate cap agreement, which would reduce future pre-tax earnings and cash flows by the same amount annually. If interest rates on this $215.0 million variable rate debt decrease by 1.0%, the decrease in interest expense would increase pre-tax earnings and cash flow by approximately $2.2 million annually.

As of September 30, 2013, our fixed rate debt, excluding our Hudson capital lease obligation, of $336.0 million consisted of the trust notes underlying our trust preferred securities, the Convertible Notes, the Clift lease, the TLG Promissory Notes, and the Restaurant Lease Note. The fair value of some of these debts is greater than the book value. As such, if interest rates increase by 1.0%, or approximately 100 basis points, the fair value of our fixed rate debt at September 30, 2013, would decrease by approximately $28.4 million. If market rates of interest decrease by 1.0%, the fair value of our fixed rate debt at September 30, 2013 would increase by $33.9 million.

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

Currency Exchange Risk

As we have international operations at hotels that we manage in London, and until November 12, 2013, Morocco, and until March 31, 2013, Mexico, currency exchange risks between the U.S. dollar and the British pound, the U.S. dollar and Moroccan Dirham, and the U.S. dollar and the Mexican peso, respectively, arise as a normal part of our business. We reduce these risks by transacting these businesses primarily in their local currency.

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

We are involved in various lawsuits and administrative actions in the normal course of business, as well as other litigations as noted below.

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

On March 11, 2013 we moved to dismiss the lender’s complaint on the grounds that, among other things, our management agreement is not terminable upon a foreclosure. On April 2, 2013, the lender opposed our motion to dismiss and cross-moved for summary judgment. On August 12, 2013, the court heard oral argument on both motions, as well as a third motion brought by the Company to strike an affirmation submitted by lender’s attorney. All three motions are currently pending. We intend to vigorously defend our rights, including to continue managing the property under our management agreement and related agreements. However, it is not possible to predict the outcome of the lawsuit.

On February 25, 2013, Sochin JV filed a complaint in the Delaware Chancery Court against Morgans Management and Morgans Group, seeking, among other things, a declaration that plaintiff properly terminated the management agreement for the hotel, injunctive relief, and an award of damages in an amount to be determined, but alleged to exceed $10 million, plus interest. The management agreement has an initial term of 10 years, with two 10-year renewals, subject to certain conditions. The complaint alleges, among other things, mismanagement of the hotel and breach of the management agreement by Morgans Management. The plaintiff also purports to terminate the management agreement under alleged agency principles. The suit was initiated on behalf of Sochin JV by Cape Soho Holdings, LLC, our joint venture partner. In addition, we, through our equity affiliate, filed a separate action against the owner and its parent in the Delaware Chancery Court for, among other things, breaching fiduciary duties and their joint venture agreement for failing to obtain consent prior to the termination. That action was subsequently consolidated with the termination action. On September 17, 2013, the Delaware Chancery Court heard oral argument on various motions to dismiss and for partial summary judgment in the consolidated actions, following which the court entered orders, on September 20, 2013, ruling that Sochin JV terminated the hotel management agreement on agency grounds, that Morgans must vacate the hotel forthwith or on whatever other timetable the hotel owner chooses, and that two claims by our equity affiliate are dismissed but not its breach of fiduciary duty claim. On September 30, 2013, we filed a motion for reconsideration and to stay execution of the judgment pending appeal. That motion is still pending, and no final order has as yet been issued. On October 21, 2013, the court approved a joint stipulation submitted by the parties providing that the briefing of the motion for reconsideration and to stay be concluded by December 9, 2013, following which the court will issue its ruling. Should we not prevail on our motion for reconsideration and to stay, we intend to vigorously pursue our rights on appeal and otherwise, but no assurance can be provided that we will retain the management agreement for Mondrian SoHo.

On April 30, 2013, we filed a lawsuit against Cape Soho Holdings, LLC and Cape Advisors Inc. in New York Supreme Court for damages based on the wrongful attempted termination of the management agreement, defamation, and breach of fiduciary and other obligations under the parties’ joint venture agreement. On August 23, 2013, the owner moved to dismiss that complaint. The briefing of that motion is scheduled to be concluded in early January 2014.

Litigations Regarding 2013 Deleveraging Transaction

On April 1, 2013, director Jason Kalisman filed in the Delaware Chancery Court the Delaware Action, a purported derivative action on our behalf against the seven other persons who were then serving as members of our Board of Directors (the “Former Director Defendants”) and various third-parties associated with The Yucaipa Companies, LLC (the “Yucaipa Defendants”), which complaint was subsequently amended and supplemented (the “Amended Complaint”). On April 4, 2013, OTK, a stockholder of ours, filed a motion to intervene as a plaintiff in the Delaware Action.

The Amended Complaint purported to assert claims, both directly and derivatively on our behalf, against the Former Director Defendants, the Yucaipa Defendants and us. The nine claims alleged in the Amended Complaint arose primarily from the Board of Directors’ approval on March 30, 2013 of the 2013 Deleveraging Transaction that was previously announced by us and described in a Form 8-K we filed on April 1, 2013 with the Securities and Exchange Commission. Among other things, plaintiffs alleged that (a) the Former Director Defendants breached their fiduciary duties through various actions purportedly taken in connection with their approval of the 2013 Deleveraging Transaction, including supposedly failing to provide Mr. Kalisman with adequate notice of the meeting to approve the 2013 Deleveraging Transaction, creating an allegedly unauthorized sub-committee of the Special Transaction Committee that excluded Mr. Kalisman and recommended the 2013 Deleveraging Transaction to the Board of Directors, and allegedly “accelerating” approval of the 2013 Deleveraging Transaction, “delaying” the 2013 Annual Meeting and “resetting the record date” for the 2013 Annual Meeting for the purported purpose of disrupting the “proxy contest launched by OTK” and failing to hold an annual meeting within thirteen months of the prior meeting; (b) the Former Director Defendants breached their fiduciary duties by approving the 2013 Deleveraging Transaction which did not reflect either a fair price or a fair process; (c) certain of the Yucaipa Defendants breached fiduciary duties owed to us and stockholders by “orchestrating” the approval of the 2013 Deleveraging Transaction and “delaying” the 2013 Annual Meeting and the record date and other Yucaipa Defendants “aided” and “abetted” the breach of fiduciary duties by the Former Director Defendants and certain of the other Yucaipa Defendants; and (d) we breached our duty to provide Mr. Kalisman with access to information requested in his position as a Company director. The Amended Complaint sought various forms of relief, including enjoining the 2013 Deleveraging Transaction, invalidating the Board of Directors’ approval of the 2013 Deleveraging Transaction and its decision to reschedule the Annual Meeting and reset the record date for the 2013 Annual Meeting and awarding us damages in an unspecified amount.

On April 12, 2013, plaintiffs Mr. Kalisman and OTK moved for a preliminary injunction order to enjoin defendants from (a) postponing the previously scheduled May 15, 2013 date for the 2013 Annual Meeting and the related record date of March 22, 2013 and (b) implementing the 2013 Deleveraging Transaction.

On May 14, 2013, the court issued its “Order Granting Preliminary Injunction” which (i) prohibited us from taking any steps to consummate the 2013 Deleveraging Transaction until the earlier of a trial on the merits of the pending action or a decision by our Board of Directors with respect to the Transaction made at a properly noticed meeting after due deliberation and after receiving a favorable recommendation from the Special Transaction Committee of the Board of Directors and (ii) requiring us to hold our 2013 Annual Meeting on Wednesday, May 15, 2013, the date the annual meeting was originally scheduled to be held, with the original record date of March 22, 2013. The court further determined that all claims asserted by plaintiffs, including those resolved on a preliminary basis by the court in its May 14, 2013 Order, were subject to final resolution following a trial to be scheduled sometime in the future.

On June 26, 2013, plaintiff OTK moved for leave to file a Second Amended and Supplemental Complaint (the “Second Amended Complaint”) which was granted, without opposition, by the court on July 9, 2013. The Second Amended Complaint excludes Mr. Kalisman as a plaintiff but continues to assert claims, both directly and derivatively on our behalf, against all persons and entities previously named as defendants in the Amended Complaint, except that no claims are now made against us. Among other things, the Second Amended Complaint asserts a claim against former director Ronald W. Burkle for allegedly aiding and abetting the other Former Director Defendants in breaching their fiduciary duties by approving the 2013 Deleveraging Transaction “following an unfair process and at an unfair price.” In addition, the Second Amended Complaint seeks a declaratory judgment that the 2013 Deleveraging Transaction, and its constituent contracts, are not enforceable either (a) because the Board of Directors’ March 30, 2013 vote approving the Transaction was “invalid as a matter of law” or (b) Yucaipa repudiated the 2013 Deleveraging Transaction by announcing that the 2013 Deleveraging Transaction was not binding and by imposing “an additional and material condition on Yucaipa’s willingness to perform” under the 2013 Deleveraging Transaction.

On July 17, 2013, counsel for Jason Taubman Kalisman and OTK filed in the Delaware Action a motion for the award of approximately $2.7 million in attorneys’ fees and expenses related to their prosecution of the Delaware Action thus far, asserting that counsel is entitled to the award because their work achieved a substantial benefit for us and our stockholders. On July 29, 2013, we informed the court that we took no position on the Fee Application. Pursuant to a court order, we distributed a notice to the record holders of our stock informing them of the Fee Application and their right to object or otherwise be heard with respect thereto. On October 31, 2013, the court issued an amended order granting the award of the approximately $2.7 million sought in the Fee Application, which must be paid within 15 business days of entry of the amended order. We believe our directors and officers liability insurance will cover fully the payment of the award.

On July 19, 2013, OTK filed a motion to hold certain of the Yucaipa Defendants in contempt and to enjoin those Yucaipa Defendants from litigating the enforceability of any of the agreements encompassed by the 2013 Deleveraging Transaction in any forum other than the Delaware Chancery Court. If OTK’s motion is granted, the Yucaipa Defendants may be precluded from prosecuting the action they filed against us in the Supreme Court of the State of New York, which is discussed below. On August 1, 2013, the court stated that it would not consider granting an injunction prohibiting the Yucaipa Defendants from proceeding with their action in New York Supreme Court until the New York Supreme Court had ruled upon the motion to dismiss filed by us in that action. Briefing of the OTK motion continues and the court has scheduled argument on the motion for November 14, 2013.

On August 22, 2013, we filed our answer to the Second Amended Complaint, in which we asserted that, as a nominal defendant, no further response to the allegations was required of us and otherwise denied the claims to the extent they could be construed as direct claims against us. The defendants in the action chose either to answer the Second Amended Complaint or moved to dismiss or stay the action. The briefing of these defendants’ motions continues and the court has scheduled argument on the motions for November 14, 2013.

The court’s schedule contemplates that the trial of the action will commence on June 16, 2014.

Further, we believe that our current directors and officers insurance policies will cover some or all of the amounts incurred defending such Delaware Action.

Litigation with Yucaipa Regarding 2013 Deleveraging Transaction

On June 27, 2013, we received a purported notice of termination from Yucaipa American Alliance Fund II, L.P., Yucaipa American Alliance (Parallel) Fund II, L.P. and Yucaipa Aggregator Holdings, LLC (collectively, “Yucaipa”) supposedly terminating the putative Exchange Agreement, dated as of March 30, 2013, by and between Yucaipa and the Company (the “Agreement”) pursuant to Section 8.1.4 of the Agreement. Yucaipa asserted that its notice was warranted by, among other things, the purported withdrawal by our Board of Directors of its approval of the various contracts comprising the 2013 Deleveraging Transaction, including the Agreement and our alleged breach or repudiation of our representations, warranties and covenants in the Agreement. In its notice, Yucaipa made demand for a termination fee of $9 million pursuant to the Agreement.

In addition, on June 27, 2013, Yucaipa and Vintage Deco Hospitality LLC (collectively the “Yucaipa Plaintiffs”) filed a complaint against us and Morgans Group LLC in the Supreme Court of the State of New York in the County of New York (the “New York Action”) alleging, among other things, that we and Morgans Group LLC had refused to use commercially reasonable best efforts to close the Agreement and related putative agreements comprising the 2013 Deleveraging Transaction, and that there has “effectively” been a withdrawal or adverse modification of the approval of the 2013 Deleveraging Transaction by the Board of Directors. Alternatively, the Yucaipa Plaintiffs contend that we and Morgans Group LLC breached certain representations and warranties under the contracts comprising the 2013 Deleveraging Transaction. The Yucaipa Plaintiffs have asserted claims for breach of contract, breach of the covenant of good faith and fair dealing and breach of representation and warranty. The complaint seeks, among other things, an award of damages equal to a termination fee of $9 million, as well as payment of out-of-pocket costs, indemnification in excess of $1 million, pre-judgment interest and attorney’s fees.

On July 22, 2013, we and Morgans Group LLC filed a motion in the New York Action to stay that action pending the disposition of the Delaware Action, which was filed three months earlier, and raises substantially similar issues between the same parties, or else to dismiss the New York Action outright. The central question in the New York Action, which is whether the contracts comprising the 2013 Deleveraging Transaction are enforceable, is also a central issue in the Delaware Action, where it has been the subject of extensive discovery, motion practice, and rulings by the Delaware Chancery Court, which has established a schedule that contemplates the trial of the action will begin in June 2014. The motion to stay or dismiss has been fully briefed and submitted. Oral argument is scheduled for January 29, 2014.

Further, we believe that our current directors and officers insurance policies will cover some or all of the amounts incurred defending ourselves in such New York Action since our insurance carriers have agreed to provide coverage subject to a reservation of rights.

On July 1, 2013, former director Ronald W. Burkle filed a complaint in the U.S. District Court for the Southern District of New York against OTK and the seven current members of our Board of Directors. The complaint purports to assert a claim against all defendants arising under Section 14(a) of the Securities Exchange Act of 1934, as amended, for allegedly using false and materially misleading proxy solicitation materials during the 2013 annual election of directors. The complaint seeks, among other things, an injunction requiring defendants to cause us to hold a new election of our Board of Directors. On August 30, 2013, Mr. Burkle filed a motion for preliminary injunction requesting that defendants be ordered to call a shareholders’ meeting and to schedule a new board of directors election. On that same date, defendants filed a motion to dismiss Mr. Burkle’s complaint. We are not a party to the action and the results of the litigation and its potential impact, if any, on us are not predictable.

Litigation Regarding Yucaipa Board Observer Rights

On October 4, 2013, Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II L.P. filed a complaint against us in the Supreme Court of the State of New York in the County of New York. The plaintiffs assert in the complaint, among other things, that we have breached the terms of a Securities Purchase Agreement, dated as of October 15, 2009, we entered with the plaintiffs by not providing plaintiffs with the “observer” rights to our Board of Directors meetings that plaintiffs contend they are entitled to under the Securities Purchase Agreement. In addition to attorneys’ fees and other unspecified relief, the complaint seeks preliminary and permanent injunctions ordering us to “honor fully” plaintiffs’ alleged observer rights by, among other things, refraining from holding informal board meetings, failing to provide notice, and improperly delegating board duties to a committee of the board.

Litigation Regarding TLG Promissory Notes

On August 5, 2013, Messrs. Andrew Sasson and Andy Masi filed a lawsuit in the Supreme Court of the State of New York against TLG Acquisition LLC and Morgans Group LLC relating to the $18.0 million TLG Promissory Notes. See note 1 and note 6 of our consolidated financial statements regarding the background of the TLG Promissory Notes. The complaint alleges, among other things, a breach of contract and an event of default under the TLG Promissory Notes as a result of our failure to repay the TLG Promissory Notes following an alleged “Change of Control” of the Company, that purportedly occurred upon the election of our current Board of Directors on June 14, 2013. The complaint seeks $16 million on behalf of Mr. Sasson and $2 million on behalf of Mr. Masi, plus interest compounded to principal, plus accrued and unpaid interest, including default interest, and reasonable costs and expenses incurred in the lawsuit. We believe that a Change of Control, within the meaning of the TLG Promissory Notes, has not occurred and that no prepayments are required under the TLG Promissory Notes. On September 26, 2013, we filed a motion to dismiss the complaint, which has been fully briefed. Oral argument is scheduled for December 4, 2013. We intend to continue to vigorously defend ourselves against the lawsuit. A mandatory prepayment under the TLG Promissory Notes could constitute an event of default under our Delano Credit Facility.

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

Premature termination of our management agreements could hurt our financial performance.

Although our hotel management agreements are long-term, they may be subject to early termination in specified circumstances, or we may agree to early termination as circumstances require. See, for example, “Recent Trends and Developments – Recent Developments – Ames.” Certain of our management agreements allow the hotel owner to replace us if certain financial or performance criteria are not met and in certain cases, upon a sale of the property. Our ability to meet these financial and performance criteria is subject to, among other things, the risks described under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and in our subsequent Quarterly Reports on Form 10-Q. We can provide no assurances that we will satisfy these financial or performance tests in our management agreements, many of which may be beyond our control, or that our management agreements will not be subject to early termination.

In addition, some courts have applied principles of agency law and related fiduciary standards to managers of third-party hotel properties (or have interpreted hotel management agreements as “personal services contracts”). This means, among other things, that property owners may assert the right to terminate management agreements even where the agreements provide otherwise, and some courts have upheld such assertions regarding management agreements and may do so in the future. In the event of any such termination, we may need to enforce our right to damages for breach of contract and related claims, which may cause us to incur significant legal fees and expenses. Any damages we ultimately collect could be less than the projected future value of the fees and other amounts we would have otherwise collected under the management agreement.

Several of our hotels are also subject to mortgage and mezzanine debt, and in some instances our management fee is subordinated to the debt. Some of our management agreements also may be terminated by the lenders on foreclosure or certain other related events. With all of our new management agreements for hotels under development, we attempt to negotiate non-disturbance agreements or similar protections with the mortgage lender, or to require that such agreements be entered into upon securing of financing, in order to protect our management agreements in the event of foreclosure. However, we are not always successful in imposing these requirements, and some of our new development projects and existing hotels do not have non-disturbance or similar protections, which may make the related management agreements subject to termination by the lenders on foreclosure or certain other related events. Even if we have such non-disturbance protections in place, they may be subject to conditions and may be difficult or costly to enforce in a foreclosure situation. See, for example, “Off-Balance Sheet Arrangements – Mondrian SoHo” and “Off-Balance Sheet Arrangements – Shore Club.”

We may also terminate hotel management agreements as circumstances require or as we deem appropriate. See, for example, “Recent Trends and Developments – Recent Developments – Delano Marrakech Termination of Management Agreement.”

TLG’s management agreements may be subject to early termination in specified circumstances. For example, the management agreements generally contain, among other covenants, a performance test that stipulates a minimum level of operating performance, and restrictions or requirements related to suitability, capacity, financial stability and compliance with laws and material terms. Many of the management agreements also require that certain named representatives, including Andy Masi, must remain employed by or under contract to TLG. We can provide no assurance that we will satisfy these conditions, many of which may be beyond our control, including the continued employment of Andy Masi, whose employment agreement expires in March 2014 and who has filed a lawsuit against the Company seeking repaying of his portion of the TLG Promissory Notes.

A significant loss of management agreements due to premature terminations could hurt our financial performance or our ability to grow our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As previously disclosed in Current Reports on Form 8-K, on September 27, 2013, we issued 439,309 shares of common stock to NorthStar Capital Investment Corp. in exchange for 439,309 non-managing member units in Morgans Group, and on October 3, 2013, we issued an additional 439,310 shares of common stock to NorthStar Capital Investment Corp. in exchange for an additional 439,310 non-managing member units in Morgans Group.

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

MORGANS HOTEL GROUP CO.

/S/ JASON T. KALISMAN
Jason T. Kalisman
Interim Chief Executive Officer

/S/ RICHARD SZYMANSKI
Richard Szymanski
Chief Financial Officer and Secretary

November 6, 2013

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated May 11, 2006, by and among Morgans Hotel Group Co., MHG HR Acquisition Corp., Hard Rock Hotel, Inc. and Peter Morton (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 17, 2006)

2.2	First Amendment to Agreement and Plan of Merger, dated as of January 31, 2007, by and between Morgans Hotel Group Co., MHG HR Acquisition Corp., Hard Rock Hotel, Inc., (solely with respect to Section 1.6 and Section 1.8 thereof) 510 Development Corporation and (solely with respect to Section 1.7 thereof) Peter A. Morton (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 6, 2007)

3.1	Amended and Restated Certificate of Incorporation of Morgans Hotel Group Co. (incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on February 9, 2006)

3.2	Amended and Restated By-laws of Morgans Hotel Group Co. (incorporated by reference to Exhibit 3.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on February 9, 2006)

3.3	Certificate of Designations of Series of Preferred Stock Designated as Series A Preferred Securities of Morgans Hotel Group Co. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

4.1	Specimen Certificate of Common Stock of Morgans Hotel Group Co. (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on January 17, 2006)

4.2	Junior Subordinated Indenture, dated as of August 4, 2006, between Morgans Hotel Group Co., Morgans Group LLC and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 11, 2006)

4.3	Supplemental Indenture, dated as of November 2, 2009, by and among Morgans Group LLC, the Company and The Bank of New York Mellon Trust Company, National Association (as successor to JPMorgan Chase Bank, National Association), as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 4, 2009)

4.4	Amended and Restated Trust Agreement of MHG Capital Trust I, dated as of August 4, 2006, among Morgans Group LLC, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, and the Administrative Trustees Named Therein (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 11, 2006)

4.5	Amended and Restated Stockholder Protection Rights Agreement, dated as of October 1, 2009, between Morgans Hotel Group Co. and Mellon Investor Services LLC, as Rights Agent (including Forms of Rights Certificate and Assignment and of Election to Exercise as Exhibit A thereto and Form of Certificate of Designation and Terms of Participating Preferred Stock as Exhibit B thereto) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on October 2, 2009)

4.6	Amendment No. 1, dated as of October 15, 2009, to Amended and Restated Stockholder Protection Rights Agreement, dated as of October 1, 2009, between the Registrant and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

4.7	Amendment No. 2, dated as of April 21, 2010, to Amended and Restated Stockholder Protection Rights Agreement, dated as of October 1, 2009, between Morgans Hotel Group Co. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 22, 2010)

Exhibit Number	Description

4.8	Amendment No. 3, dated as of October 3, 2012, to Amended and Restated Stockholder Protection Rights Agreement, dated as of October 1, 2009 and as amended on October 15, 2009 and April 21, 2010, between Morgans Hotel Group Co. and Computershare Shareowner Services LLC (f/k/a Mellon Investors Services LLC), as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 4, 2012)

4.9	Indenture related to the Senior Subordinated Convertible Notes due 2014, dated as of October 17, 2007, by and among Morgans Hotel Group Co., Morgans Group LLC and The Bank of New York, as trustee (including form of 2.375% Senior Subordinated Convertible Note due 2014) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 17, 2007)

4.10	Registration Rights Agreement, dated as of October 17, 2007, between Morgans Hotel Group Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on October 17, 2007)

4.11	Form of Warrant for Warrants issued under Securities Purchase Agreement to Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

4.12	Warrant, dated October 15, 2009, issued to Yucaipa American Alliance Fund II, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

4.13	Warrant, dated October 15, 2009, issued to Yucaipa American Alliance Fund II, LLC (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

10.1	Letter Agreement, dated August 30, 2013, between Michael Gross and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 3, 2013)

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.