Form 10-K
period 2013-12-31
Morgans Hotel Group Co.
filed 2014-03-13
CIK 1342126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $218,452,534, based on a closing sale price of $8.06 as reported on the NASDAQ Global Market (formerly the NASDAQ National Market) on June 28, 2013.

As of March 12, 2014, the registrant had issued and outstanding 33,777,062 shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Morgans Hotel Group Co.’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held in 2014 are incorporated by reference into Part III of this report.

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

The forward-looking statements contained in this Annual Report on Form 10-K reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ materially from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Important risks and factors that could cause our actual results to differ materially from those expressed in any forward-looking statements include, but are not limited to economic, business, competitive market and regulatory conditions such as:

•	a sustained downturn in economic and market conditions, both in the U.S. and internationally, particularly as it impacts demand for travel, hotels, dining and entertainment;

•	our levels of debt, our ability to refinance our current outstanding debt, repay outstanding debt or make payments on guaranties as they may become due, general volatility of the capital markets and our ability to access the capital markets, and the ability of our joint ventures to do the foregoing;

•	the impact of financial and other covenants in our loan agreements and other debt instruments that limit our ability to borrow and restrict our operations;

•	our history of losses;

•	our ability to compete in the “boutique” or “lifestyle” hotel segments of the hospitality industry and changes in the competitive environment in our industry and the markets where we invest;

•	our ability to protect the value of our name, image and brands and our intellectual property;

•	risks related to natural disasters, terrorist attacks, the threat of terrorist attacks and similar disasters;

•	risks related to our international operations, such as global economic conditions, political or economic instability, compliance with foreign regulations and satisfaction of international business and workplace requirements;

•	our ability to timely fund the renovations and capital improvements necessary to maintain our properties at the quality of the Morgans Hotel Group and associated brands;

•	risks associated with the acquisition, development and integration of properties and businesses;

•	the risks of conducting business through joint venture entities over which we may not have full control;

•	our ability to perform under management agreements and to resolve any disputes with owners of properties that we manage but do not wholly own;

•	potential terminations of management agreements;

•	the impact of any material litigation, claims or disputes, including labor disputes;

•	the seasonal nature of the hospitality business and other aspects of the hospitality industry that are beyond our control;

•	our ability to comply with complex U.S. and international regulations, including regulations related to the environment, labor, food and beverage operations and data privacy;

•	ownership of a substantial block of our common stock by a small number of outside investors and the ability of such investors to influence key decisions;

•	the impact of any dividend payments or accruals on our preferred securities on our cash flow and the value of our common stock; and

•	other risks discussed in this Annual Report on Form 10-K in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Result of Operations.”

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

At December 31, 2013, our portfolio of Morgans Hotel Group branded hotel properties and food and beverage operations and entities consisted of:

•	three hotels that we own and manage (“Owned Hotels”), consisting of Hudson in New York, Delano South Beach in Miami Beach, and Clift in San Francisco (which we lease under a long-term lease that is treated as a financing), comprising approximately 1,400 rooms;

•	our wholly-owned food and beverage operations (“Owned F&B Operations”), consisting of the food and beverage operations in our Owned Hotels, certain food and beverage operations located at Sanderson and St Martins Lane, both in London, and three food and beverage venues at Mandalay Bay in Las Vegas;

•	two hotels that we partially own and manage pursuant to long-term management agreements (“Joint Venture Hotels”), consisting of Mondrian South Beach in Miami Beach and Mondrian SoHo in New York, comprising approximately 500 rooms and our investment in certain unconsolidated food and beverage operations at Mondrian South Beach in Miami Beach (“F&B Venture”);

•	six hotels that we manage pursuant to long-term management agreements with no ownership interest (“Managed Hotels”), consisting of Royalton and Morgans in New York, Shore Club in Miami Beach, Mondrian in Los Angeles, and Sanderson and St Martins Lane in London, comprising approximately 1,200 rooms;

•	our 90% controlling interest in TLG Acquisition LLC (“TLG Acquisition,” and together with its subsidiaries, collectively The Light Group (“TLG”)), which owns and operates certain locations of our nightclub and food and beverage management business. TLG develops, redevelops and operates numerous venues primarily in Las Vegas pursuant to management agreements with MGM, including nightclubs, restaurants, pool lounges and bars; and

•	our investments in hotels under development and other proposed properties.

In addition to our current portfolio, we expect to manage, own, acquire, redevelop, and develop new hotel properties that are consistent with our portfolio in major metropolitan cities and select resort markets in North America, Europe and other select international destinations. We currently have signed management agreements to manage four hotels that are financed and under construction, consisting of a Mondrian project in London, a Mondrian project in The Bahamas, a Mondrian project in Doha, Qatar, and a Delano project in Moscow. We also have signed management agreements to manage three other hotels that are in earlier stages of development, and for which financing has not yet been obtained. Additionally, we have a license agreement with MGM for a Delano in Las Vegas following a renovation and conversion of MGM’s THEhotel, which is scheduled to open in the fall of 2014, and a franchise agreement for a Morgans Original in Istanbul, Turkey, which is scheduled to open in late 2014. There can be no assurances that any or all of these projects will be developed as planned.

We conduct our operations through Morgans Group LLC, a Delaware limited liability company and our operating company (“Morgans Group”). Morgans Group holds substantially all of our assets. We are the managing member of Morgans Group and held approximately 99.8% of its membership units at December 31, 2013, excluding long-term incentive plan units (“LTIP Units”) convertible into membership units issued as part of our employee compensation plans. We manage all aspects of Morgans Group, including the operation, development, sale and purchase of, and investments in, hotels primarily through subsidiaries, including our management company, Morgans Hotel Group Management LLC (“Morgans Management”), and certain non-U.S. management company affiliates, and the operation and development of various food and beverage venues. As of December 31, 2013, there were 75,446 remaining membership units in Morgans Group, other than LTIP Units, which are owned by Residual Hotel Interest, LLC or its affiliates and are exchangeable for our common stock.

We were incorporated in Delaware in October 2005 and completed our initial public offering of common stock (“IPO”) on February 17, 2006. Our corporate offices are located at 475 Tenth Avenue, New York, New York 10018. Our telephone number is (212) 277-4100. We maintain a website that contains information about us at www.morganshotelgroup.com.

Corporate Strategy

Our corporate strategy is to achieve growth as a boutique hotel management and brand company by leveraging our management experience and one-of-a-kind luxury brands for expansion into both domestic and international markets. We intend to achieve growth primarily through the pursuit of new long-term management agreements and, in select situations where third-party managers have the experience and resources to satisfy our high branding standards, franchise agreements. We also intend to enhance the value of our existing hotels and management agreements through targeted renovation and expansion projects. We believe that by pursuing this targeted strategy, while remaining open and flexible to unique opportunities, we will strengthen our position as a leader in lifestyle hospitality management.

Cultivate Unique Brands. A key element of our growth strategy is our unique brand portfolio, which we continue to cultivate and develop. Many of our brands, including hotel brands such as Delano, Mondrian and Hudson, may be extended to other hotels, restaurants and bars in existing and new markets, providing a competitive advantage as we seek to secure new management agreements with third parties.

Unlike traditional franchised or large brand-managed hotels, we believe our portfolio of boutique hotel brands provides guests with a distinctive lodging experience. Each of our Morgans Hotel Group branded hotels has a personality specifically tailored to reflect the local market environment and features a modern, sophisticated design that includes critically acclaimed public spaces, popular “destination” bars and restaurants and highly personalized service. Significant media attention has been devoted to our hotels, which we believe is the result of their distinctive nature, renowned design, dynamic and exciting atmosphere, celebrity guests and high-profile events. We believe that the Morgans Hotel Group brand and each of our individual property brands are synonymous with style, innovation and service, and that this distinctive combination of lodging and social experiences, which customers associate with our brands, increases our occupancy levels, pricing power and ability to secure new management agreements.

We also have a portfolio of original brands, which currently include Sanderson, St Martins Lane, Morgans, and Clift. Each of these hotel brands is unique, offering an atmosphere filled with designs from an eclectic mix of designers, artists and influencers and our signature personalized service.

Pursue New Management and Franchise Opportunities. As part of our growth strategy, we shifted towards a more “asset light” business model in 2011 by selling five hotels we had previously owned or partially owned while retaining management pursuant to long-term management agreements. We may engage in further asset sales, depending on market opportunities and other factors.

In addition, consistent with our growing focus on management opportunities, we continue to pursue new management contracts in new and existing markets, with the goal of strengthening our profit margins by maximizing revenue, increasing our market share and managing costs. We base our decisions to enter new markets on a number of criteria, with a focus on markets that attract affluent travelers who value a distinctive and sophisticated atmosphere and outstanding service. Specifically, we target key gateway destinations that attract both domestic and foreign business and leisure travelers, as well as select resort markets. Consistent with our prior expansion activities, we will continue to seek growth primarily in markets with multiple demand drivers and high barriers to entry, including major North American metropolitan markets with vibrant urban locations, select resort locations, key European destinations that we believe offer a similar customer base as our established United States and United Kingdom markets, and select locations in the Middle East, Asia and South America. As part of our pursuit of new management contracts, we may continue to make strategic monetary investments to obtain new management agreements in the form of key money and equity investments.

In July 2013, we entered into a hotel management agreement for an approximately 211-room Delano-branded hotel to be located in Cartagena, Colombia. Upon completion and opening of the hotel, which is expected to include some condominium hotel units for sale, we will operate the hotel pursuant to a 20-year management agreement, with one 10-year extension option. The hotel is scheduled to open in 2016.

In addition, we may pursue license or franchise opportunities with third-party managers who have the experience and resources to satisfy our high brand standards. We believe we can create substantial value for potential franchisees through connection to our loyal and affluent customer base, creation of unique designs through interaction and direction with our design team, creation of valuable food and beverage destinations through interaction and direction with our food and beverage team, and unique marketing of the hotel through interaction and direction with our brand marketing team. For example, in January 2014, we signed a 15-year franchise agreement for a Morgans Original branded hotel in Istanbul, Turkey. The hotel is expected to have 78 rooms and open in late 2014.

As a result of our growth and expansion efforts, we now have signed hotel management agreements for seven hotels and license or franchise agreements for two additional hotels with five of these hotels scheduled to open in the next twelve months. Six of these hotels already have financing for construction or redevelopment, although there can be no assurance that any or all of these hotel projects will be completed as scheduled or at all. Given the lingering effects of the economic disruptions that have occurred in recent years and the potential for future disruptions in the global economic environment, these and other projects may not be able to obtain adequate project financing in a timely manner or at all. If adequate project financing is not obtained, these projects may need to be limited in scope, deferred or cancelled altogether, and to the extent we have previously funded key money, an equity investment or debt financing on a cancelled project, we may be unable to recover the amounts funded.

For example, due to our joint venture partner’s failure to achieve certain agreed milestones in the development of the hotel, in early 2014, we exercised a put option under our Mondrian Istanbul joint venture agreement that requires our joint venture partner to buy back our equity interests in the Mondrian Istanbul joint venture. Our rights under that joint venture agreement are secured by, among other things, a mortgage on the property. In February 2014, we issued a notice of default to our joint venture partner, as they failed to buy back our equity interests by the contractual deadline, and further notified our joint venture partner that we plan to begin foreclosure proceedings as a result of the event of default. We do not currently anticipate that these proceeding will have an impact on our management agreement should the hotel development continue.

The following table summarizes our signed management and franchise agreements by brand as of March 1, 2014:

	Expected Room Count	Anticipated Opening
Delano:
Delano Las Vegas (1)	1,114	2014
Delano Moscow	160	2015
Delano Cartagena	211
Delano Aegean Sea	150
Mondrian:
Mondrian Doha	270	2014
Mondrian London	360	2014
Mondrian at Baha Mar	310	2015
Mondrian Istanbul	105
Originals:
Istanbul (1)	78	2014

(1)	Subject to franchise or license agreements.

Enhance Value Through Targeted Renovations and Expansions. We believe that investing in our properties yields long-term results. Together with our third party hotel owners or partners, we will continue to pursue targeted projects throughout our portfolio of hotels that we believe will increase our appeal to potential guests, improve revenue generation potential and enhance the value of our existing properties. While upgrades and repositioning efforts can impact the financial performance of our hotels in the short-term, we believe they are essential to ensure our hotel properties and food and beverage offerings continue to meet the expectations of our guests and the high standards of our brands.

During 2012 and 2013, we focused on upgrading the guestrooms and repositioning our food and beverage offerings at Hudson, our largest fee-owned hotel. We spent most of 2012 renovating all the guestrooms, which we completed in September 2012. We also converted 32 single room dwelling (“SRO”) units into guest rooms. Twenty-six SRO units were converted in 2012 and 6 were converted in January 2013, at an estimated cost of approximately $150,000 per room, bringing the total number of rooms at Hudson to 866 as of January 31, 2013. Additionally, in February 2013, we opened a new restaurant at Hudson, Hudson Commons, which is a modern-day beer hall and burger joint featuring a wide selection of local craft beers, inventive preparations of classic American fare, and soda shop-inspired specialty cocktails. In September 2013, we opened Henry, a seasonal cocktail bar and lounge with an inventive and experimental mixology program. Additionally, in 2014, we plan to convert an additional nine SRO units into 11 new guest rooms. We anticipate these 11 new guestrooms will be completed in the second quarter of 2014 and once completed, will increase the room count at Hudson to 877.

In January 2014, the hotel owner of Mondrian Los Angeles opened Herringbone, a reconcepted and renovated restaurant which evokes a contemporary California vibe. Herringbone, featuring ocean-to-table cuisine, showcases inventive ocean specialties from around the world and a variety of surf and turf dishes. Additionally, in the spring of 2014, Reserve, a bourbon and scotch bar serving light fare, is scheduled to open at Morgans in New York City.

In early 2014, the owners of Sanderson and St Martins Lane will begin major renovations of these hotels’ guestrooms and public spaces, including reconcepting and renovation of the food and beverage offerings at both hotels.

Maintain Flexibility for New Opportunities. Although our strategic focus is on long-term management agreements and select franchising opportunities, we intend to be flexible so as to best position ourselves to take advantage of new opportunities. The acquisition and finance markets and the specifics of any particular deal will influence each transaction’s structure. For example, in order to secure management opportunities, we may be required to make equity investments or contribute key money. Additionally, we may also consider pursuing licensing agreements in select markets with the right partners. For example, in August 2012, we signed a license agreement with MGM for a Delano in Las Vegas following renovation and conversion of MGM’s THEhotel, which is expected to be complete in the Fall of 2014. Delano Las Vegas will be managed by MGM pursuant to a 10-year licensing agreement, with two 5-year extensions at our option, subject to performance thresholds.

In addition, we believe that our ability to remain flexible with respect to the physical configuration of buildings, as compared to many of our competitors who require very particular specifications, allows us greater access to strategically important hotels and other opportunities.

2013 and Other Recent Transactions and Developments

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

Delano Cartagena. In July 2013, we entered into a hotel management agreement for an approximately 211-room Delano-branded hotel to be located in Cartagena, Colombia. Upon completion and opening of the hotel, which is expected to have some condominium hotel units for sale, we will operate the hotel pursuant to a 20-year management agreement, with one 10-year extension option. The hotel is scheduled to open in 2016. Through certain cash flow guarantees which stipulate certain minimum levels of operating performance, we may have potential future funding obligations related to Delano Cartagena, once opened. The maximum amount of such future funding obligations under the applicable contract is approximately $5.0 million in the aggregate.

Departure of CEO and Appointment of Interim Chief Executive Officer. On August 30, 2013, Mr. Michael Gross, who served as our Chief Executive Officer since March 2011, stepped down from that role to pursue new opportunities. Jason T. Kalisman, our Chairman of the Board of Directors, was named Chief Executive Officer on an interim basis, effective as of the same date.

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

Delano Marrakech Termination of Management Agreement. We served the owner of Delano Marrakech with a notice of default in June 2013. In September 2013, we served notice of termination of our management agreement for Delano Marrakech following the failure by the owner of Delano Marrakech to remedy numerous breaches of the agreement. As a result, we discontinued all affiliation with the hotel, including removal of the Delano name, and terminated management of the property, effective November 12, 2013. Pursuant to the management agreement, in the event of an owner default, we have no further obligations under the performance-based cash flow guarantee. The owner of the hotel is disputing the circumstances surrounding termination. Both parties are seeking arbitration of outstanding claims, including our claims for unpaid fees and reimbursements. Arbitration is expected to occur in early 2015.

Morgans Original Franchise Agreement in Istanbul. In January 2014, we signed a 15-year franchise agreement for a Morgans Original branded hotel in Istanbul, Turkey. The hotel, which is currently under development, is being converted from office and retail space, is expected to have 78 rooms and open in late 2014. We have a $0.7 million key money obligation that will be funded upon the hotel opening.

Hudson and Delano South Beach Loan Refinancing. On February 6, 2014, certain of our subsidiaries entered into a new mortgage financing with Citigroup Global Markets Realty Corp. and Bank of America, N.A., as lenders, consisting of nonrecourse mortgage and mezzanine loans in the aggregate principal amount of $450 million, secured by mortgages encumbering Delano South Beach and Hudson and pledges of equity interests in certain of our subsidiaries (collectively, the “Hudson/Delano 2014 Mortgage Loan”).

The Hudson/Delano 2014 Mortgage Loan bears interest at a reserve adjusted blended rate of 30-day LIBOR plus 565 basis points. We will maintain an interest rate cap for the amount of the Hudson/Delano 2014 Mortgage Loan that will cap the LIBOR rate on the debt under the Hudson/Delano 2014 Mortgage Loan at approximately 1.75% through the initial maturity date.

The Hudson/Delano 2014 Mortgage Loan matures on February 9, 2016. We have three, one-year extension options that will permit us to extend the maturity date of the Hudson/Delano 2014 Mortgage Loan to February 9, 2019, if certain conditions are satisfied at the respective extension dates, including delivery by the borrowers of a business plan and budget for the extension term reasonably satisfactory to the lenders and achievement by us of a specified debt yield. The second and third extensions would also require the payment of an extension fee in an amount equal to 0.25% of the then outstanding principal amount under the Hudson/Delano 2014 Mortgage Loan. A minimum unencumbered assets requirement may also be required if certain other indebtedness (as same may be amended, supplemented, modified, refinanced or replaced) becomes due during the extension term. We may prepay the Hudson/Delano 2014 Mortgage Loan in an amount necessary to achieve the specified debt yield.

The Hudson/Delano 2014 Mortgage Loan may be prepaid at any time, in whole or in part, subject to payment of a prepayment premium for any prepayment prior to August 9, 2015. There is no prepayment premium after August 9, 2015.

The Hudson/Delano 2014 Mortgage Loan is assumable under certain conditions, and provides that either one of the encumbered hotels may be sold, subject to prepayment of the Hudson/Delano 2014 Mortgage Loan at a specified release price and satisfaction of certain other conditions.

The Hudson/Delano 2014 Mortgage Loan contains restrictions on the ability of the borrowers to incur additional debt or liens on their assets and on the transfer of direct or indirect interests in Hudson or Delano South Beach and the owners of Hudson and Delano South Beach and other affirmative and negative covenants and events of default customary for multiple asset commercial mortgage-backed securities (CMBS) loans. The Hudson/Delano 2014 Mortgage Loan is nonrecourse to our subsidiaries that are the borrowers under the loan, except pursuant to certain carveouts detailed therein. In addition, we have provided a customary environmental indemnity and nonrecourse carveout guaranty under which we would have liability with respect to the Hudson/Delano 2014 Mortgage Loan if certain events occur with respect to the borrowers, including voluntary bankruptcy filings, collusive involuntary bankruptcy filings, changes to the Hudson capital lease without prior written consent of the lender, violations of the restrictions on transfers, incurrence of additional debt, or encumbrances of the property of the borrowers. The nonrecourse carveout guaranty requires us to maintain minimum unencumbered assets (as defined in the nonrecourse carveout guaranty) until our outstanding Convertible Notes (as defined below) and TLG Promissory Notes (as defined below) are repaid, extended, refinanced or replaced beyond the term of the Hudson/Delano 2014 Mortgage Loan. Further, the nonrecourse carveout guaranty prohibits the payment of dividends on or repurchase of our common stock.

The net proceeds from the Hudson/Delano 2014 Mortgage Loan were applied to (1) repay $180 million of outstanding mortgage debt under the prior mortgage loan secured by Hudson (the “Hudson 2012 Mortgage Loan”), (2) repay $37 million of indebtedness under our $100 million senior secured revolving credit facility secured by Delano South Beach (the “Delano Credit Facility”), (3) provide cash collateral for reimbursement obligations with respect to a $10.0 million letter of credit under the Delano Credit Facility, and (4) fund reserves required under the Hudson/Delano 2014 Mortgage Loan, with the remainder available for general corporate purposes and working capital, which may include the repayment of other indebtedness, including the Convertible Notes and TLG Promissory Notes, subject to certain minimum unencumbered asset requirements.

The Hudson 2012 Mortgage Loan and the Delano Credit Facility were terminated after repayment of the outstanding debt thereunder.

Yucaipa Settlement. On February 28, 2014, we entered into a binding Memorandum of Understanding (“MOU”) which, among other things, contemplates the settlement of all pending litigations with affiliates of The Yucaipa Companies LLC (“Yucaipa”). See Part I, “Item III. Legal Proceedings” for an update of such pending litigation and explanation of the MOU.

Repurchase of $88.0 Million of Convertible Notes. On February 28, 2014, in connection with the MOU, we repurchased from two Yucaipa affiliates $88.0 million principal amount of outstanding 2.375% Senior Subordinated Convertible Notes (“Convertible Notes”) at par value plus accrued interest thereon (the “Yucaipa Note Repurchase”). These Convertible Notes were retired following the repurchase and, as a result, the outstanding balance of our Convertible Notes as of March 1, 2014 is $84.5 million.

Termination Plan. On March 10, 2014, we implemented a plan of termination (the “Termination Plan”) that is expected to result in a workforce reduction of our corporate office employees. The Termination Plan is part of our previously announced corporate strategy to, among other things, reduce corporate overhead and costs allocated to property owners. The Termination Plan is the result of the Board of Directors’ extensive review of our operations and cost structure. The Termination Plan will streamline our general corporate functions and we anticipate achieving annualized savings of approximately $8.0 million of corporate expenses and approximately $1.6 million of expenses allocated to our Owned Hotels, Joint Venture Hotels and Managed Hotels, based on 2013 incurred costs and targeted compensation levels.

We intend to enter into severance arrangements with the terminated employees, subject to their execution of separation and general release agreements. As a result of the Termination Plan, we anticipate recording a charge of approximately $8.6 million in the first quarter of 2014 related to the cost of one-time termination benefits of which approximately $2.6 million is expected to be paid in cash and approximately $2.2 million is expected to be recognized as non-cash stock compensation expense relating to the severance of former executives mentioned below, and $3.8 million is expected to be paid in cash to other terminated employees.

Pursuant to the Termination Plan, on March 10, 2014, Daniel Flannery, Executive Vice President, Chief Operating Officer, and Yoav Gery, Executive Vice President, Chief Development Officer, were provided notices of termination of their employment with us effective immediately. Messrs. Flannery’s and Gery’s departures will be treated as terminations without cause under their employment agreements and they will be entitled to severance compensation and benefits accordingly.

In connection with the Termination Plan, we also announced the promotion of Joshua Fluhr to Executive Vice President and Chief Operating Officer, effective immediately.

Management and Operations of Our Portfolio

Overview of Management

We manage and operate each of our hotels, which are generally staffed in the United States by our employees and outside of the United States by the employees of the hotel owners, with personnel dedicated to each of the properties or a cluster of properties, including a general manager, director of finance, director of sales and marketing, director of revenue management, director of human resources and other employees. The personnel at each hotel report to the general manager of the hotel. Each general manager reports to a regional general manager who reports to our Chief Operating Officer in the corporate office. The corporate office provides support directly to certain functions at the hotel such as sales, marketing, revenue management, and finance. This organizational structure allows for each property to operate in a responsive and dynamic fashion while ensuring integrity of our guest experience and core values. As we have expanded in our existing markets, we have begun to regionalize certain operational, finance and sales functions.

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

In November 2011, we acquired a 90% controlling interest in TLG, a leading lifestyle food and beverage management company. We believe the acquisition has helped us in improving the operations and our various restaurant, bars and nightclubs, identifying a talented New York-based food and beverage team, reconcepting certain of our existing restaurants, bars and nightclubs, concepting new food and beverage venues and winning new hotel and food and beverage management contracts. In early 2012, we used TLG to re-concept and re-launch our restaurants, bars and nightclub at Delano South Beach, including opening Bianca, our renovated restaurant focused on offering an inventive Italian menu featuring local, farm-to-table organic ingredients in January 2012, and FDR, our new nightclub, in February 2012.

In August 2012, we acquired the leasehold interests in three food and beverage venues at Mandalay Bay in Las Vegas from an existing tenant. The venues were reconcepted and renovated and are managed by TLG. The three food and beverage venues are being operated pursuant to 10-year operating leases with an MGM affiliate, pursuant to which we pay minimum annual lease payments and a percentage rent based on cash flow. In December 2012, we opened Red Square, a trend-setting dinner, cocktail, and nightlife destination featuring contemporary American favorites, and in February 2013, we opened Citizens Kitchen & Bar, which offers classic American comfort food. In July 2013, we opened Kumi Japanese Restaurant & Bar, with a modern Japanese menu with a Korean American twist.

We also have an internal food and beverage team located in New York City. This in-house team was responsible for launching Hudson Commons and Henry at Hudson during 2013. Our food and beverage team is also fully engaged with all of our development partners in concepting and launching unique food and beverage outlets in all of our development pipeline projects. We believe that we have the food and beverage capability we need to enhance our existing properties and service our growth.

Sales, Marketing and Public Relations

Strong direct sales have been an integral part of our success. We employ a sales force of approximately 120 people with multiple sales managers stationed in each of our markets, deployed by industry focus and geography. Our sales force is divided into a global sales organization and a property-level sales force. Our global sales organization handles the majority of our key accounts and can provide our clients with one point of contact for all brands. The property level sales force has responsibility for sourcing business for their respective hotels. Our sales efforts are designed to be proactive and direct and are focused on building success in the transient, leisure, corporate business travel, group and consortia markets. We believe these segments are key to our competitiveness in the market. Unlike many hotel companies, our sales force is trained to sell the experience, not simply the rate. By branding the “experience,” we showcase the kind of creativity that happens inside our hotels and prove that our guests come to us for much more than just a room or a bed. Our objective is to create differentiation by selling an “experience” and brand.

In 2013, we derived approximately 27.9% of our business from corporate negotiated and group accounts. Our core corporate business comes from the financial services, entertainment, advertising and public relations, technology, and fashion industries.

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

Seasonality

The hospitality business is seasonal in nature. For example, our Miami hotels are generally strongest in the first quarter, whereas our New York hotels are generally strongest in the fourth quarter. Our revenue is generally higher in the second and fourth quarters. However, prevailing economic conditions can cause fluctuations which impact seasonality.

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

We believe that the premiums we pay and the insurance coverages we maintain are reasonable and consistent with comparable businesses of our size and risk profile. Our insurance policies require annual renewal. Given current trends and events which transpired in 2013, our insurance expense may increase in the foreseeable future.

Employees

We employ approximately 4,400 individuals, approximately 27.6% of whom were represented by labor unions. We believe relations with our employees are positive.

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

Our trademarks include, without limitation, Morgans Hotel Group®, Morgans®, Clift Hotel®, Delano®, Hudson®, Mondrian®, Sanderson®, St Martins™, St Martins Lane Hotel™, Morgans Semi-Automatic®, Agua™, Agua Baby™, Agua Bath House™, Agua Home™, Bianca Delano™, Bianca Delano™ (and design), Rose Bar™, The Florida Room Delano (and design)®, Skybar®, Mondrian Skybar™, Velvet Room™, Imperial No. Nine®, and Mister H®. The majority of these trademarks are registered in the United States and the European Community. Certain of these trademarks are also registered in Canada, France, the United Kingdom, Argentina, Mexico, China, Turkey, the United Arab Emirates and Russia, and we are seeking registration of several of our trademarks in Russia, the United Kingdom, India, China, Brazil, the Bahamas, Indonesia, Egypt, Qatar, Turkey and other jurisdictions. TLG’s (or its related companies’) trademarks include Skeleton Fish design®, Deuce Gaming Lounge®, Fix®, Quick Fix®, Mist®, Haze Nightclub®, Liquid®, Stack Restaurant and Bar™, The Bank®, The Light Group®, Caramel®, Union®, and Lily Bar & Lounge (and design)®. Apart from Stack Restaurant and Bar™, these trademarks are registered in the United States and Diablo’s Cantina is registered in the United Arab Emirates. TLG uses the trademarks 1Oak™ and Yellowtail™ pursuant to trademark license agreements with the owners of the marks. Our trademarks are very important to the success of our business and we actively enforce, maintain and protect these marks.

Materials Available On Our Website

We file annual, quarterly and periodic reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may obtain and copy any document we file with or furnish to the SEC at the SEC’s public reference room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference room by calling the SEC at 1-800-SEC-0330. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, N.E., Washington, D.C. 20549. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file or furnish such information electronically with the SEC. Our SEC filings are accessible through the Internet at that website.

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

Risks Related to Our Business

Recovery from the recent global economic crisis has been modest, and demand for travel, hotels, dining and entertainment, has not returned to pre-recession levels. In addition, boutique hotels such as ours remain more susceptible to future economic downturns than other segments of the hospitality industry, which could have a material adverse effect on our business, results of operations and financial condition.

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

While the U.S. economy has improved since the recent crisis, the recovery may stall or conditions may worsen, reducing the amounts people spend on travel, hotels, dining and entertainment. Moreover, global markets and economic conditions remain uncertain and difficult to predict. If economic conditions do not improve as anticipated, or worsen again, they could have a material adverse effect on our business, results of operations, and financial condition. We can also provide no assurance that boutique hotels, such as ours, will fully recover to prior levels or that they will recover at a comparable rate with the rest of the hospitality industry.

We have substantial debt, and we may incur additional indebtedness, which may negatively affect our business and financial results.

As of December 31, 2013, we had $559.9 million of outstanding consolidated indebtedness, including capital lease obligations. As of December 31, 2013, on a pro forma basis as if we had completed the closing of the Hudson/Delano 2014 Mortgage Loan, the repayment of the Hudson 2012 Mortgage Loan and the Delano Credit Facility, and the Yucaipa Note Repurchase in 2013, we had approximately $705.8 million of outstanding indebtedness, including capital lease obligations. See Part I, “Item I. Business – 2013 and Other Recent Transactions and Developments – Hudson and Delano South Beach Loan Refinancing” and “—Repurchase of Convertible Notes.” After repurchase of the $88.0 million Convertible Notes in February 2014, $102.5 million of such amounts is due in 2014.

Our share of indebtedness held by our joint venture entities, which debt is generally nonrecourse to us with the exception of certain standard nonrecourse carve-out guarantees, was approximately $69.7 million as of December 31, 2013.

With respect to our nonrecourse carve-out guarantees, a violation of any of the nonrecourse carve-out guaranty provisions, including fraud, misapplication of funds and other customary nonrecourse carve-out provisions, could cause the debt to become fully recourse to us. Our substantial debt could negatively affect our business and operations in several ways, including:

•	requiring us to use a substantial portion of our funds from operations to make required payments on principal and interest, which would reduce funds available for operations and capital expenditures, future business opportunities and other purposes;

•	making us more vulnerable to economic and industry downturns, such as the one that occurred from 2008 through 2011, and reducing our flexibility in responding to changing business and economic conditions;

•	limiting our ability to borrow more money for operations, capital or to finance development projects or acquisitions in the future; and

•	requiring us to dispose of properties in order to make required payments of interest and principal.

We also may incur additional debt in connection with any future development projects or acquisitions. We may in some instances borrow funds to finance development projects or acquisitions. In addition, we may incur further mortgage debt by obtaining loans secured by the properties we acquire or our existing portfolio.

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

We have $450.0 million of mortgage debt on Hudson and Delano South Beach which matures in February 2016, with three one-year extension options to extend the maturity to February 2019 if certain conditions are met. We have $84.5 million of Convertible Notes which mature on October 14, 2014, unless earlier repurchased by us or converted in accordance with their terms prior to such date, $18.0 million in notes convertible into shares of our common stock at $9.50 per share subject to the achievement of certain EBITDA (earnings before interest, tax, depreciation and amortization) targets for the acquired TLG business (the “TLG Promissory Notes”), as fully described in note 7 to our consolidated financial statements issued in connection with our November 2011 acquisition of 90% of the equity interests in a group of companies known as The Light Group (the “Light Group Transaction”) which mature in November 2015, a $7.4 million face value promissory note issued in connection with our August 2012 acquisition of leasehold interests in three restaurants at Mandalay Bay in Las Vegas which is payable over seven years with final payment in August 2019, $50.0 million of trust preferred securities which mature in October 2036 and 75,000 shares of Series A preferred securities for which the dividend rate will increase to 20% in October 2016.

Since we anticipate that our internally generated cash will be inadequate to repay our indebtedness prior to maturity, we expect that we will be required to repay debt from time to time through refinancings of our indebtedness, offerings of equity or debt, asset dispositions, joint venture transactions or other financing transactions. The amount of our existing indebtedness and the continued uncertainty in the credit markets may harm our ability to repay our debt through refinancings. In addition, if prevailing interest rates or other factors at the time of any refinancing result in higher interest rates on any refinancing, our interest expense would increase, which could harm our business and operations. If we are unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to sell one or more of our properties on disadvantageous terms, which might result in losses to us, or default on the loan.

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

In the past, we or our joint ventures have not repaid the mortgage and mezzanine financings on several of our properties upon maturity and have been subject to foreclosure and other actions by lenders, including with respect to Shore Club and Mondrian SoHo, among others properties. See Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements – Mondrian SoHo” and “– Shore Club.”

In the future, we or our joint venture entities or other owners of hotels we manage may cease making payments on the mortgages on one or more of our properties if the property fails to generate cash flow to cover its debt service or if we, the joint venture entities or other owners are unable to refinance the mortgage at maturity. To the extent we, our joint venture entities or other owners of hotels we manage, do not meet debt service obligations and we or the joint venture entity or other owners default on a mortgage or other loan, the lender may have the right to exercise various remedies under the loan documents, including foreclosing on the applicable property and, in certain situations, termination of our management agreement. Foreclosures can be expensive and lengthy processes, which could have a substantial negative effect on our operating results. Lenders may assert numerous claims and take various actions against us, including, without limitation, seeking a deficiency judgment or seeking to terminate our management agreement. Foreclosures may also create a negative public perception of us, resulting in a diminution of our brand value, and may negatively impact our ability to obtain loans or raise equity or debt financing in the future. Foreclosure actions may also require a substantial amount of resources and negotiations, which may divert the attention of our executive officers from other activities, adversely affecting our business, financial condition and results of operations.

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

In addition, certain mortgage or other loan defaults could result in a default under our corporate debt, or otherwise have an adverse effect on our business, results of operations or financial condition.

Certain of our debt instruments contain covenants that may limit our ability to borrow and restrict our operations, and if we fail to comply with such covenants, such failure could result in a default under one or more of our debt instruments.

Some of our existing indebtedness, and the indebtedness of certain of our joint ventures, contain limitations on the ability to incur additional debt on specific properties, as well as financial and other covenants relating to the performance or operation of those properties. If these covenants restrict us or the applicable joint venture from engaging in activities that we believe would benefit those properties, our growth may be limited. If we or the applicable joint venture fail to comply with these covenants, consents or waivers from compliance with these covenants will need to be obtained, which may take time, cost money, or require prepayment of the debt containing the restrictive covenants.

At December 31, 2013, our then outstanding Delano Credit Facility required the maintenance of a fixed charge coverage ratio. Our ability to borrow under the Delano Credit Facility was subject to compliance with this financial and other covenants. As of December 31, 2013, we were in compliance with the financial covenant set forth in our Delano Credit Facility. As a result of the Hudson/Delano 2014 Mortgage Loan we obtained on February 6, 2014, we repaid the outstanding balance on our Delano Credit Facility. The Hudson/Delano 2014 Mortgage Loan contains restrictions on the ability of the borrowers to incur additional debt or liens on their assets and on the transfer of direct or indirect interests in Hudson or Delano and the owners of Hudson and Delano and other affirmative and negative covenants and events of default customary for multiple asset commercial mortgage-backed securities (CMBS) loans. In addition, pursuant to a nonrecourse carveout guaranty that we have provided, we are required to maintain minimum unencumbered assets (as defined in the nonrecourse carveout guaranty) until our outstanding Convertible Notes and the TLG Promissory Notes are repaid, extended, refinanced or replaced beyond the term of the Hudson/Delano 2014 Mortgage Loan. For more information on the Hudson/Delano 2014 Mortgage Loan, see Part I, “Item I. Business – 2013 and Other Recent Transactions and Developments – Hudson and Delano South Beach Loan Refinancing.”

In addition, our trust preferred securities and our Convertible Notes include limitations on our ability to sell all or substantially all of our assets and engage in mergers, consolidations and certain acquisitions. These covenants may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders.

If we were required to make payments under the “bad boy” nonrecourse carve-out guaranties that we have provided in connection with certain mortgages and related mezzanine loans, our business and financial results could be materially adversely affected.

We have provided standard “bad boy” nonrecourse carve-out guaranties in connection with certain mortgages and related mezzanine loans, which are otherwise nonrecourse to us or have agreed to indemnify joint venture partners who have provided such guaranties for our pro rata share of certain liabilities under such guaranties. See, for example, nonrecourse carve-out guaranties and other guaranties or indemnification obligations provided by us in connection with mortgage and mezzanine loans associated with Mondrian South Beach and Mondrian SoHo properties, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources—Other Liquidity Matters.” Although we believe that our “bad boy” carve-out guaranties and related indemnification obligations are not guaranties of payment in the event of foreclosure or other actions of the foreclosing lender that are beyond our control, some lenders in the real estate industry have recently sought to make claims for payment under such guaranties. In the event such a claim were made against us under one of our “bad boy” carve-out guaranties or related indemnification obligations following foreclosure on a related mortgage or mezzanine loan and such claim were successful, our business and financial results could be materially adversely affected.

We have incurred substantial losses and have a significant net deficit and may continue to incur losses in the future.

We reported pre-tax net losses of $43.4 million, $55.7 million, and $87.5 million for the years ended December 31, 2013, 2012, and 2011, respectively. Our net losses primarily reflect decreased revenues due to renovation work at our Owned Hotels, interest expense, depreciation and amortization charges, impairment charges, and losses in equity of unconsolidated joint ventures. Although we sold three of our owned hotels and sold our ownership interest in the entity that owns Sanderson and St Martins Lane in 2011 and have impaired many of our unconsolidated joint ventures, these losses could continue to be significant in future years. Additionally, stock compensation, a non-cash expense, contributed to the net losses recorded during 2013, 2012, and 2011. There can be no assurance that we will attain profitability and generate net income for our stockholders in the near term or at all.

Disruptions in the financial markets could affect our ability and the ability of our joint venture partners, development partners, or other third party owners to obtain capital or financing for development of properties and other purposes on reasonable terms.

As part of our strategy, we focus on management opportunities, which may entail the investment of key money and equity. We also may continue, through joint ventures, to acquire and develop, or redevelop, hotel properties as suitable opportunities arise. These investments could require significant capital expenditures, especially since these properties usually generate little or no cash flow until the project’s completion. To the extent the expenditures are significant, we, our joint venture partners, our development partners or other third party owners, may rely upon the availability of debt or equity capital.

During the most recent global economic recession, U.S. and global markets experienced significant price volatility, severely diminished liquidity and credit availability and other market dislocations. These circumstances materially impacted liquidity in the financial markets, making terms for certain types of capital or financings less attractive, and in some cases resulted in the unavailability of capital or financing. Although the U.S. and global economies have begun improving, the economic recovery continues to be modest, as uncertainty remains as to its sustainability, and the effects of continued weakness in certain areas of global economies, as well as our financial condition or the financial condition of our properties, may prevent or negatively impact our ability to access additional capital or financing for development of properties and other purposes at reasonable terms, which may cause us, or our joint venture partners, to suspend, abandon or delay development and other activities and otherwise negatively affect our business. As a result, we, our joint venture partners, our development partners, or other third party owners, may be forced to seek alternative sources of potentially less attractive capital or financing and adjust business plans accordingly. These events also may make it more difficult or costly for us to raise capital through the issuance of our common stock or preferred stock.

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

The concentration of our hotels in a limited number of cities exposes us to greater risk to local economic, business and other conditions than more geographically diversified hotel companies. Morgans, Royalton, Hudson and Mondrian SoHo, located in Manhattan, represented approximately 45.5% of our total guest rooms for all the hotels we manage and Hudson, our only wholly-owned New York City hotel as of December 31, 2013, represents approximately $81.5 million, or 38.9%, of our consolidated hotel revenues for the year ended December 31, 2013. An economic downturn, a natural disaster, a terrorist attack or similar disaster in New York would likely cause a decline in the Manhattan hotel market and adversely affect occupancy rates, the financial performance of our New York hotels and our overall results of operations. For example, in October 2012, our operations in New York City were impacted by Hurricane Sandy. Although all four of our New York properties were operating during the storm and none of them suffered any significant property damage, we had to close both Morgans and Mondrian SoHo due to a lack of power for several days. In addition, we operate three hotels in Miami, making us susceptible to economic slowdowns and other factors in this market, which could adversely affect our business and results of operations.

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

The threat of terrorism may negatively impact hotel occupancy and average daily rate, due to resulting disruptions in business and leisure travel patterns and concerns about travel safety. Hotels in major metropolitan areas, such as New York and London, which represented approximately 57.0% of our total guest rooms for all the hotels we managed at December 31, 2013, may be particularly adversely affected due to concerns about travel safety. The impact on such major metropolitan areas may be particularly severe because of the importance of transient business travel, which includes the corporate and premium business segments that generally pay the highest average room rates, to those markets. The possibility of future attacks may hamper business and leisure travel patterns and, accordingly, the performance of our business and our operations.

We are exposed to the risks of a global market, which could hinder our ability to maintain and expand our international operations.

We currently have operating hotels in the United States and the United Kingdom and plan to expand to numerous other international markets. The success and profitability of any future international operations are subject to numerous risks and uncertainties, many of which are outside of our control, such as:

•	global economic conditions, such as economic contraction, economic uncertainty or the perception by our customers of weak or weakening economic conditions;

•	political or economic instability;

•	changes in governmental regulation;

•	trade restrictions;

•	foreign currency controls;

•	difficulties and costs of staffing and managing operations in certain foreign countries;

•	work stoppages or other changes in labor conditions;

•	taxes;

•	payments terms; and

•	seasonal reductions in business activity in some parts of the world.

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

During 2014 we, our joint venture entities, and owners of our hotels plan to spend approximately $14.5 million for capital improvements to hotels that we manage. To the extent that we, our joint venture entities, or the owners of our hotels decide to begin a larger-scale renovation, the capital spent on renovations to hotels we manage could increase.

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

The costs associated with owning and operating hotels are significant, some of which may not be altered in a timely manner in response to changes in demand for services. Failure to adjust our expenses may adversely affect our business and operations. For example, pursuant to the terms of our agreements with the labor unions for our New York City and San Francisco hotels, and TLG operations in Las Vegas, we may not unilaterally reduce the wages of the employees subject to these agreements, and are restricted in the manner in which we may layoff and/or alter the schedule of employees.

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

Insurance premiums for the hospitality industry have increased significantly in recent years, and continued escalation may result in our inability to obtain adequate insurance at acceptable premium rates. A continuation of this trend would appreciably increase the operating expenses of our hotels. Additionally, we anticipate that our directors and officers insurance may increase in future years. If we do not obtain adequate insurance, to the extent that any of the events not covered by an insurance policy materialize, our financial condition may be materially adversely affected.

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

We have in the past and may in the future acquire, develop or redevelop hotel properties through joint ventures with third parties, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, joint venture or other entity. As of December 31, 2013, we owned our Mondrian South Beach hotel through a 50/50 joint venture and our Mondrian SoHo hotel through a joint venture in which our interest was 20%.

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

As part of our growth strategy, we may seek to leverage awareness of our hotel brands by acquiring, developing and/or managing non-hotel properties, such as condominium developments and other residential projects, including condominiums or apartments. We may invest in these opportunities solely or with joint venture partners. For example, in August 2006, together with a 50/50 joint venture partner, we acquired an apartment building in the South Beach area of Miami Beach, Florida, which we renovated and converted into a hotel and condominium project and re-branded as Mondrian South Beach. This strategy, however, may expose us to additional risks, including the following:

•	we may be unable to obtain, or face delays in obtaining, necessary zoning, land-use, building, occupancy, and other required governmental permits and authorizations, which could result in increased development or re-development costs and/or lower than expected sales;

•	local residential real estate market conditions and renewed downturns in such market conditions;

•	cost overruns, including development or re-development costs that exceed our original estimates, could make completion of the project uneconomical;

•	land, insurance and development or re-development costs continue to increase and may continue to increase in the future, and we may be unable to attract rents or sales prices that compensate for these increases in costs;

•	development or re-development of condominium properties usually generate little or no cash flow until the project’s completion and the sale of a significant number of condominium units and may experience operating deficits after the date of completion and until such condominium units are sold;

•	failure to achieve expected occupancy and/or rent levels at residential apartment properties within the projected time frame, if at all;

•	failure to attract sufficient participation in the hotel rental program by condominium hotel unit owners may result in a low hotel room inventory making it difficult to run the hotel profitably;

•	condominium hotel unit owners may attempt to rent their units as hotel units outside of the hotel rental program, which may result in confusion and guest relations issues and reputational damage to our brands; and

•	we may abandon development or re-development opportunities that we have already begun to explore, and we may fail to recover expenses already incurred in connection with exploring any such opportunities.

Overall project costs may significantly exceed the costs that were estimated when the project was originally undertaken, which will result in reduced returns, or even losses, from our investment.

We may be involved in disputes, from time to time, with the owners of the hotels that we manage.

The nature of our responsibilities under our management agreements to manage hotels that are not wholly-owned by us may be subject to interpretation and will from time to time give rise to disagreements. Such disagreements may be more likely as hotel returns remain below pre-recession levels, despite recent improvements in economic conditions. To the extent that such conflicts arise, we seek to resolve them by negotiation with the relevant parties. In the event that such resolution cannot be achieved, litigation may result in damages or other remedies against us. Such remedies could in certain circumstances include termination of the right to manage the relevant property. For example, in October 2013, the owner of Mondrian Los Angeles initiated arbitration proceedings against us, as hotel operator, alleging that pursuant to our management agreement, our management fee, which is calculated as a percentage of Gross Revenues, as defined in the agreement, should not include the gross sales receipts generated by the hotel’s new food and beverage tenant. A two-day hearing is scheduled to be held on March 31, 2014 and April 1, 2014. It is not possible at this time to predict with reasonable certainty the likely outcome of this arbitration. If the arbitration proceedings result in an unfavorable outcome for us, we believe the impact to our management fee would be immaterial in 2013.

Premature termination of our management agreements could hurt our financial performance.

Although our hotel management agreements are long-term, they may be subject to early termination in specified circumstances, or we may agree to early termination as circumstances require. See, for example, Part I, “Item I. Business – 2013 and Other Recent Transactions and Developments – Ames.” Certain of our management agreements allow the hotel owner to replace us if certain financial or performance criteria are not met and in certain cases, upon a sale of the property. We may disagree with hotel owners on how the performance criteria are calculated and whether they have been met. We can provide no assurances that we will satisfy these financial or performance tests in our management agreements, many of which may be beyond our control, or that our management agreements will not be subject to early termination.

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

Several of our hotels are also subject to mortgage and mezzanine debt, and in some instances our management fee is subordinated to the debt. Some of our management agreements also may be terminated by the lenders on foreclosure or certain other related events. With all of our new management agreements for hotels under development, we attempt to negotiate non-disturbance agreements or similar protections with the mortgage lender, or to require that such agreements be entered into upon securing of financing, in order to protect our management agreements in the event of foreclosure. However, we are not always successful in imposing these requirements, and some of our new development projects and existing hotels do not have non-disturbance or similar protections, which may make the related management agreements subject to termination by the lenders on foreclosure or certain other related events. Even if we have such non-disturbance protections in place, they may be subject to conditions and may be difficult or costly to enforce in a foreclosure situation. See, for example, Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements – Mondrian SoHo.”

We may also terminate hotel management agreements as circumstances require or as we deem appropriate. See, for example, Part I, “Item I. Business – 2013 and Other Recent Transactions and Developments – Delano Marrakech Termination of Management Agreement.”

TLG’s management agreements may be subject to early termination in specified circumstances. For example, the management agreements generally contain, among other covenants, a performance test that stipulates a minimum level of operating performance, and restrictions or requirements related to suitability, capacity, financial stability and compliance with laws and material terms. For example, in 2013, we failed performance tests at certain venues, and as a result, we agreed with MGM to a change in the calculation of base and incentive management fees at all MGM venues effective January 1, 2014. Many of the management agreements also require that certain named representatives, including Andy Masi, whose employment contract expires December 2014, must remain employed by or under contract to TLG. We can provide no assurance that we will satisfy these conditions.

Our business may be harmed as a result of litigation.

We are a party to several ongoing material legal proceedings. These proceedings are described below in Item 3 of Part I of this report under the heading “Legal Proceedings” and also in note 8 of our consolidated financial statements included in Item 15 of Part IV of this report. Should an unfavorable outcome occur in some or all of our current legal proceedings, or if successful claims and other actions are brought against us in the future, our business, results of operations and financial condition could be seriously harmed. In addition, litigation may divert the attention of our management from other activities, adversely affecting our business, financial condition and results of operations.

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

We are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, and the applicable SEC rules and regulations that require our management to conduct an annual assessment and to report on the effectiveness of our internal controls over financial reporting. In addition, our independent registered public accounting firm must issue an attestation report addressing the operating effectiveness of our internal controls over financial reporting. While our internal controls over financial reporting currently meet all of the standards required by Sarbanes-Oxley Act of 2002, failure to maintain an effective internal control environment could have a material adverse effect on our business, financial condition and results of operations and the price of our common stock. We cannot be certain as to our ability to continue to comply with the requirements of Sarbanes-Oxley Act of 2002. If we are not able to continue to comply with the requirements of Sarbanes-Oxley Act of 2002 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, including the SEC or Financial Industry Regulatory Authority. In addition, should we identify a material weakness, there can be no assurance that we would be able to remediate such material weakness in a timely manner in future periods. Moreover, if we are unable to assert that our internal control over financial reporting is effective in any future period (or if our auditors are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, and incur significant expenses to restructure our internal controls over financial reporting, which may have a material adverse effect on our business and operations.

Because Clift is leased pursuant to a 99-year lease and a portion of Hudson is the lease of a condominium interest, we are subject to the risk that these leases could be terminated or that we could default on payments under the lease, either of which would cause us to lose the ability to operate all or a portion of these hotels.

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

The lessor may require us, at the expiration or termination of the lease to surrender or remove any improvements, alterations or additions to the land or hotel at our own expense. The leases also generally require us to restore the premises following a casualty or taking and to apply in a specified manner any proceeds received in connection therewith. We may have to restore the premises if a material casualty, such as a fire or an act of God, occurs, the cost of which may exceed any available insurance proceeds. The termination of any of these leases could cause us to lose the ability to continue operating all or a portion of these hotels, which would materially affect our business and results of operations.

In addition, we may be unable to make payments under the leases if we are not able to operate the properties profitably. Due to the amount of the lease payments, our subsidiary that leases Clift is not always able to operate Clift at a profit and Morgans Group may fund cash shortfalls sustained at Clift in order to enable our subsidiary to make lease payments from time to time. In 2010, we discontinued subsidizing the lease payments and our subsidiary stopped making the scheduled monthly payments, resulting in litigation and a subsequent settlement and release agreement with the lessors. The Clift lease agreement currently provides for base annual rent of approximately $6.0 million per year through October 2014. Thereafter, the base rent increases at 5-year intervals by a formula tied to increases in the Consumer Price Index, with a maximum increase of 40% and a minimum increase of 20% at October 2014, and a maximum increase of 20% and a minimum increase of 10% at each 5-year rent increase date thereafter. The lease is nonrecourse to us. We can provide no assurance that we can operate the property at a profit now or upon increase of payments under the lease. As part of the settlement, Morgans Group also entered into a limited guaranty, dated September 17, 2010, whereby Morgans Group agreed to guarantee losses of up to $6 million suffered by the lessors in the event of certain “bad boy” type acts.

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

We rely heavily on our employees to provide high-quality personal service at our hotels and any labor dispute or stoppage caused by poor relations with a labor union or the hotels’ employees could adversely affect our ability to provide those services, which could reduce occupancy and room revenue, tarnish our reputation and hurt our results of operations. Most of our employees who work at Morgans, Royalton, Hudson, Mondrian SoHo and Clift are members of local labor unions. Additionally, a majority of our employees employed through TLG are members of local labor unions. Our relationship with our employees or the union could deteriorate due to disputes relating to, among other things, wage or benefit levels or management responses to various economic and industry conditions. The collective bargaining agreement governing the terms of employment for employees working in our New York City hotels expires on June 30, 2019. Labor agreements with unions representing the majority of our TLG employees expire in May 2018. The collective bargaining agreement with the unions representing the majority of the Clift employees expired in August 2013 and we continue to follow the terms of the existing contract while negotiations with the respective labor unions continue.

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

Substantially all of our businesses are held through our direct subsidiary, Morgans Group. Other than with respect to 75,446 membership units held by affiliates of NorthStar Capital Investment Corp. and LTIP Units convertible into membership units issued as part of our employee compensation plans, we own all of the outstanding membership units of Morgans Group. We may, in connection with acquisitions or otherwise, issue additional membership units of Morgans Group in the future. Such issuances would reduce our ownership of Morgans Group. Because our stockholders do not directly own Morgans Group units, they do not have any voting rights with respect to any such issuances or other corporate level activities of Morgans Group.

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

The Yucaipa Investors, who own our Series A preferred securities and warrants to purchase our common stock, may have interests that are not aligned with yours and will have substantial influence over the vote on key matters requiring stockholder approval.

As of March 1, 2014, the Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P., (collectively, the “Yucaipa Investors”), held 12,500,000 warrants to purchase shares of our common stock and 75,000 shares of our Series A preferred securities.

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

For so long as the Yucaipa Investors collectively own or have the right to purchase through exercise of the warrants (assuming a cash exercise of such warrants) 875,000 shares of our common stock, we have agreed to use our reasonable best efforts to cause our Board of Directors to nominate and recommend to our stockholders the election of a person nominated by the Yucaipa Investors as a director and to use our reasonable best efforts to ensure that the Yucaipa Investors’ nominee is elected to our Board of Directors at each such meeting. If that nominee is not elected as a director at a meeting of stockholders, the Yucaipa Investors have certain Board of Director observer rights. Further, if we do not, within 30 days from the date of such meeting, create an additional seat on the Board of Directors and make available such seat to the nominee, the dividend rate on the Series A preferred securities increases by 4% during any time that a Yucaipa Investors’ nominee is not a member of our Board of Directors. At the 2013 Annual Meeting, Ron Burkle, the Yucaipa Investors’ nominee was not re-elected to the Board of Directors, and as of December 31, 2013, had not been offered a seat on our Board of Directors. Accordingly, the dividend rate on the Series A preferred securities increased by 4% to 12% as of July 14, 2013. The Yucaipa Investors contend that the 4% dividend rate increase was effective June 14, 2013.

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

On October 15, 2009 we issued 75,000 shares of Series A preferred securities to the Yucaipa Investors. The holders of such Series A preferred securities are entitled to cumulative cash dividends, payable in arrears on every three-month anniversary following the original date of issuance if such dividends are declared by the Board of Directors or an authorized committee thereof, at a rate of 8% until October 2014, 10% per year until October 2016, and 20% per year thereafter. In addition, should the Yucaipa Investors’ nominee fail to be elected to our Board of Directors, the dividend rate would increase by 4% during any time that the Yucaipa Investors’ nominee is not a director. At the 2013 Annual Meeting, Ron Burkle, the Yucaipa Investors’ nominee was not re-elected to the Board of Directors, and as of December 31, 2013, had not been offered a seat on our Board of Directors. Accordingly, the dividend rate on the Series A preferred securities increased by 4% to 12% as of July 14, 2013. The Yucaipa Investors contend that the 4% dividend rate increase was effective June 14, 2013.

We have the option to accrue any and all dividend payments. As of December 31, 2013, we have not declared or paid any dividends. The accrual of these dividends may have a negative impact on the value of our common stock. In addition, the payment of these dividends may limit our ability to grow and compete by reducing our ability to use capital for other business and operational needs.

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

Some of the hotels which were part of our formation and structuring transactions at the time of our IPO in 2006 were contributed to us in tax-free transactions. Accordingly, our tax basis in the assets contributed was not adjusted in connection with our IPO and is generally substantially less than the fair market value of the contributed hotels as of the date of our IPO. We also intend to generally use the “traditional” method for making allocations under Section 704(c) of the Internal Revenue Code of 1986, as amended, as opposed to the “curative” or “remedial” method for making such allocations. Consequently, (i) our depreciation deductions with respect to our hotels will likely be substantially less than the depreciation deductions that would have been available to us had our tax basis been equal to the fair market value of the hotels as of the date of our IPO, (ii) we may recognize gain upon the sale of an asset that is attributable to appreciation in the value of the asset that accrued prior to the date of our IPO, and (iii) we may utilize available net operating losses against the potential gain from the sale of an asset.

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

Sales of a substantial number of additional shares of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock. In addition to the possibility that we may sell shares of our common stock in a public offering at any time, we also may issue shares of common stock in connection with the warrants we issued to the Yucaipa Investors and their affiliates, our Convertible Notes, grants of restricted stock or LTIP Units or upon exercise of stock options that we grant to our directors, officers and employees. All of these shares may be available for sale in the public markets from time to time. As of December 31, 2013, there were:

•	up to 12,500,000 shares of common stock issuable upon exercise of the warrants we issued to the Yucaipa Investors at an exercise price of $6.00 per share. The closing stock price at December 31, 2013 was $8.13;

•	7,858,755 shares of common stock issuable upon conversion of the Convertible Notes assuming a conversion rate of 45.5580 shares per $1,000 principal amount of the Convertible Notes, representing a conversion price of approximately $21.95 per share of common stock, which is substantially higher than the closing price of $8.13 per share of our common stock as of December 31, 2013. As a result of the Yucaipa Note Repurchase in February 2014, this amount was reduced to 3,849,651 shares of common stock issuable assuming the same conversion rate as above;

•	1,424,740 shares of our common stock issuable upon exercise of outstanding options, of which options to purchase 1,291,406 shares were exercisable, at a weighted average exercise price of $14.19 per share. As of December 31, 2013, all of these options had exercise prices exceeding our stock price;

•	1,101,276 LTIP Units outstanding exercisable for a total of 1,101,276 shares of our common stock;

•	888,461 restricted stock units and 33,334 LTIP Units outstanding and subject to vesting requirements for a total of 921,795 shares of our common stock. As a result of the Termination Plan, 262,015 of these restricted stock units vested on March 10, 2014; and

•	up to 3,740,198 shares of our common stock available for future grants under our equity incentive plans.

In addition, outperformance long-term incentive units (“OPP LTIP Units”) have been issued to our named executive officer and former named executive officers. The OPP LTIP Units are a new series of long-term incentive units (membership interests) in Morgans Group and are subject to vesting on the third anniversary of the grant date, which is March 20, 2011 (or earlier in the event of a change of control) and the achievement of certain performance targets (based on stock price appreciation plus dividends). See note 10 to our consolidated financial statements included elsewhere in this report for more information.

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

The stock markets have, in the past, experienced extreme price fluctuations. These fluctuations have not always been related to the operating performance of the specific companies whose stock is traded. During the recent global economic downturn and thereafter, our stock price has been extremely volatile. Our stock price may continue to fluctuate as a result of various factors, such as:

•	general industry and economic conditions, such as the lingering effects of the recent global economic downturn;

•	general stock market volatility unrelated to our operating performance;

•	announcements relating to significant corporate transactions;

•	fluctuations in our quarterly and annual financial results;

•	operating and stock price performance of companies that investors deem comparable to us;

•	changes in government regulation or proposals relating thereto; and

•	sales or the expectation of sales of a substantial number of shares of our common stock in the public market.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our Hotel Properties

Set forth below is a summary of certain information related to our Morgans Hotel Group hotel properties as of December 31, 2013:

Hotel	City	Year Opened	Interest Owned		Number of Rooms		Twelve Months Ended December 31, 2013
							ADR(1)	Occupancy(2)	RevPAR(3)
Owned Hotels:
Hudson	New York	2000	100	%(4)	866	(4)
Delano South Beach	Miami	1995	100%		194
Clift	San Francisco	2001	(5)		372
Operating Statistics for Owned Comparable Hotels (6)							$327	80.5%	$263
Joint Venture Hotels:
Mondrian South Beach	Miami	2008	50	%(7)	225	(7)
Mondrian SoHo	New York	2011	20	%(8)	263
Operating Statistics for Joint Venture Comparable Hotels (10)							$306	81.8%	$250
Managed Hotels:
Shore Club	Miami	2001	—	(9)	309
Morgans	New York	1984	—	(11)	114
Royalton	New York	1988	—	(11)	168
Mondrian Los Angeles	Los Angeles	1996	—	(11)	237
St Martins Lane	London	1999	—	(12)	204
Sanderson	London	2000	—	(12)	150
Operating Statistics for Managed Comparable Hotels (13)							$323	79.8%	$258
System-wide Comparable (14)							$320	80.4%	$258
Hotel Operating Statistics by Region:
Northeast Comparable Hotels (15)							$323	87.9%	$284
West Coast Comparable Hotels (16)							$258	84.9%	$219
Miami Comparable Hotels (17)							$347	70.7%	$246
United States Comparable Hotels (18)							$309	80.3%	$248
International Comparable Hotels (19)							$381	80.7%	$308

(1)	Average daily rate (“ADR”)
(2)	Average daily occupancy
(3)	Revenue per available room (“RevPAR”) is the product of ADR and average daily occupancy. RevPAR does not include food and beverage revenues or other hotel operations revenues such as telephone, parking and other guest services.
(4)	We own 100% of Hudson through its subsidiary, Henry Hudson Holdings LLC, which is part of a property that is structured as a condominium, in which Hudson constitutes 96% of the square footage of the entire building. As of December 31, 2013, Hudson has 866 guest rooms and 67 SROs. Each SRO is for occupancy by a single eligible individual. The unit need not, but may, contain food preparation or sanitary facilities, or both. SROs remain from the prior ownership of the building and we are by statute required to maintain these long-term tenants, unless we get their consent, as long as they pay us their rent. Certain of our subsidiaries, including Henry Hudson Holdings LLC, Hudson Leaseco LLC, the lessee of our Hudson hotel, and certain related entities and lessees are required by the terms of the non-recourse indebtedness related to Hudson to maintain their status as “single purpose entities.” As such, their assets, which are included in our consolidated financial statements, are not available to satisfy the indebtedness or other obligations of our other subsidiaries.

(5)	Clift is operated under a long-term lease, which is accounted for as a financing.
(6)	Owned Comparable Hotels includes all hotels that we owned and operate, except for hotels added or under major renovation during the current or the prior year, development projects and discontinued operations. Owned Comparable Hotels for the year ended December 31, 2013 includes Delano South Beach and Clift. Hudson is non-comparable during the period presented, as beginning in the fourth quarter of 2011 and continuing into 2012, this owned hotel was under renovation.
(7)	Operated as a condominium hotel under a management contract and owned through a 50/50 unconsolidated joint venture. As of December 31, 2013, 235 hotel residences have been sold, of which 125 are in the hotel rental pool and are included in the hotel room count, and 100 hotel residences remain to be sold.
(8)	Operated under a management contract and owned through an unconsolidated joint venture in which we held a minority ownership interest of approximately 20% at December 31, 2013.
(9)	Operated under a management contract. Until December 30, 2013, we held a minority ownership interest of approximately 7% and accounted for the hotel as an unconsolidated joint venture. As of December 31, 2013, we have an immaterial contingent profit participation equity interest in Shore Club.
(10)	Joint Venture Comparable Hotels include all hotels that we operate in which we have a non-controlling ownership interest except for hotels added or under major renovation during the current or the prior year, development projects and discontinued operations. Joint Venture Comparable Hotels for the year ended December 31, 2013 includes Mondrian South Beach and Mondrian SoHo.
(11)	Operated under a management contract.
(12)	Operated under a management contract. The currency translation is based on an exchange rate of 1 British pound = 1.56 U.S. dollars, which is an average monthly exchange rate provided by www.oanda.com for the last twelve months ended December 31, 2013.
(13)	Managed Comparable Hotels include all Morgans Hotel Group hotels that we operate in which we have no ownership interest, except for hotels added or under major renovation during the current or the prior year, development projects and discontinued operations. Managed Comparable Hotels for the year ended December 31, 2013 includes Morgans, Royalton, Shore Club, Mondrian Los Angeles, St Martins Lane, and Sanderson. The currency translation is based on an exchange rate of 1 British pound = 1.56 U.S. dollars, which is an average monthly exchange rate provided by www.oanda.com for the last twelve months ended December 31, 2013.
(14)	System-Wide Comparable Hotels includes all Morgans Hotel Group hotels that we operate except for hotels added or under major renovation during the current or the prior year, development projects and discontinued operations. System-Wide Comparable Hotels for the year ended December 31, 2013 excludes Hudson, which was undergoing renovation beginning in the fourth quarter of 2011 and continuing into 2012. The currency translation is based on an exchange rate of 1 British pound = 1.56 U.S. dollars, which is an average monthly exchange rate provided by www.oanda.com for the last twelve months ended December 31, 2013.
(15)	Northeast Comparable Hotels includes all hotels that we operate in the Northeastern United States, except for hotels added or under major renovation during the current or the prior year, development projects and discontinued operations. Northeast Comparable Hotels for the year ended December 31, 2013 includes Morgans, Royalton, and Mondrian SoHo. Hudson is non-comparable during the period presented, as Hudson was under major renovation beginning the fourth quarter of 2011 and continuing throughout 2012.
(16)	West Coast Comparable Hotels includes all hotels that we operate on the Western coast of the United States except for hotels added or under major renovation during the current or the prior year, development projects and discontinued operations. West Coast Comparable Hotels for the year ended December 31, 2013 includes Mondrian Los Angeles and Clift.
(17)	Miami Comparable Hotels includes all hotels that we operate in the Miami area of Florida, except for hotels added or under major renovation during the current or the prior year, development projects and discontinued operations. Miami Comparable Hotels for the year ended December 31, 2013 includes Delano South Beach, Shore Club and Mondrian South Beach.
(18)	United States Comparable Hotels includes all hotels that we operate in the United States, except for hotels added or under major renovation during the current or the prior year, development projects and discontinued operations. United States Comparable Hotels for the year ended December 31, 2013 includes Morgans, Royalton, Mondrian SoHo, Mondrian Los Angeles, Clift, Delano South Beach, Mondrian South Beach and Shore Club. Hudson is non-comparable during the period presented, as Hudson was under major renovations beginning the fourth quarter of 2011 and continuing throughout 2012.

(19)	International Comparable Hotels includes hotels that we operate in international locations outside of the United States, except for hotels added or under major renovation during the current or the prior year, development projects and discontinued operations. International Comparable Hotels for the year ended December 31, 2013 includes St Martins Lane and Sanderson. The currency translation is based on an exchange rate of 1 British pound = 1.56 U.S. dollars, which is an average monthly exchange rate provided by www.oanda.com for the last twelve months ended December 31, 2013.

Owned Operations

Owned Hotels

The tables below reflect the results of operations of our Owned Hotel properties.

Hudson

Overview

Opened in 2000, Hudson is our largest New York City hotel, with 866 guest rooms and suites, as of December 31, 2013, including two ultra-luxurious accommodations — a 3,355 square foot penthouse with a landscaped terrace and an apartment with a 2,500 square foot tented terrace. The hotel, located only a few blocks away from Columbus Circle, Time Warner Center and Central Park, has numerous food and beverage offerings including Hudson Common, Henry, Tequila Park, Hudson Lodge, Library Bar and Sky Terrace.

We spent most of 2012 renovating all the guest rooms and corridors and converting SRO units into new guest rooms. The renovation was completed in September 2012 and the conversion of 32 SRO units into guest rooms was completed in January 2013, bringing the total number of guest rooms at Hudson to 866 as of December 31, 2013. In November 2012, we launched Hudson Lodge, a winter pop-up venue at the hotel’s private park. Additionally, in February 2013, we opened a new restaurant at Hudson, Hudson Commons, which is a modern-day beer hall and burger joint featuring a wide selection of local craft beers, inventive preparations of classic American fare, and soda shop-inspired specialty cocktails. The primary bar, Henry, opened in September 2013 after reconcepting and renovation. Henry is a cocktail bar and lounge featuring an inventive and experimental mixology program at Hudson.

We own 100% of Hudson, which is part of a property that is structured as a condominium, in which Hudson constitutes 96% of the square footage of the entire building. Hudson has a total of 928 rooms, comprised of 866 guest rooms and 67 SROs as of December 31, 2013. SROs are single room dwelling units. In 2014, we plan to convert an additional nine SRO units into 11 new guest rooms. We anticipate these 11 new guestrooms will be completed in the second quarter of 2014 and once completed, will increase the room count at Hudson to 877. As part of the Hudson/Delano 2014 Mortgage Loan, we are required to convert a minimum number of SRO units into ten guestrooms by September 30, 2014.

Each SRO is for occupancy by a single eligible individual. The unit need not, but may, contain food preparation or sanitary facilities, or both. SROs remain from the prior ownership of the building and we are by statute required to maintain these long-term tenants, unless we get their consent to terminate the lease, as long as they pay us their rent. Over time, we intend to develop new guest rooms from the remaining rooms that were formerly SRO units. We own a fee simple interest in Hudson. The hotel is subject to mortgage and mezzanine indebtedness as more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt.”

Selected Financial and Operating Information

The following table shows selected financial and operating information for Hudson:

	Year Ended December 31,
	2013	2012	2011	2010	2009
Selected Operating Information:
Occupancy	89.0%	74.9%	88.0%	88.6%	83.8%
ADR	$236	$234	$220	$213	$200
RevPAR	$210	$175	$194	$189	$168
Selected Financial Information (in thousands):
Room Revenue (1)	$66,505	$53,463	$58,993	$57,360	$49,853
Total Revenue (1)	81,534	62,279	73,112	72,804	65,663
Depreciation (1)	11,461	8,472	8,223	7,869	6,813
Operating Income (1)	9,391	2,520	5,919	9,564	6,329

(1)	Hudson was under major renovations beginning in late 2011, throughout 2012, and was concluded in 2013.

Delano South Beach

Overview

Opened in 1995, Delano South Beach has 194 guest rooms, suites and lofts and is located in the heart of Miami Beach’s fashionable South Beach Art Deco district. The hotel features an “indoor/outdoor” lobby, the Water Salon and Orchard (which is Delano South Beach’s landscaped orchard and 100-foot long pool) and beach facilities. The hotel’s accommodations also include eight poolside bungalows and a penthouse and apartment. Delano South Beach’s food and beverage offerings were renovated and reconcepted in 2011 and include the restaurant, Bianca, which opened in January 2012, Delano Beach Club, a poolside bar and bistro, the Rose Bar, FDR, a nightclub which opened in February 2012, and Umi Sushi & Sake Bar, which also opened in February 2012. The hotel also features Club Essentia Wellness Retreat, a full-service spa facility providing preventative aging procedures focusing on the augmentation and restoration of one’s energy, vitality and vigor. Delano South Beach also offers multi-service meeting facilities, consisting of one executive boardroom and other facilities including a state-of-the-art media room.

In late 2011 and in early 2012, we spent approximately $13.0 million on projects at Delano South Beach to upgrade the exclusive bungalows and suites, improve public areas, including the pool, restaurant and bar space, and create additional meeting space. This work was begun in the third quarter of 2011 and was completed in the first quarter of 2012.

We own a fee simple interest in Delano South Beach. The hotel is subject to mortgage and mezzanine indebtedness as more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt.”

Selected Financial and Operating Information

The following table shows selected financial and operating information for Delano South Beach:

	Year Ended December 31,
	2013	2012	2011	2010	2009
Selected Operating Information:
Occupancy	68.6%	67.6%	64.1%	61.1%	62.3%
ADR	$525	$494	$499	$480	$488
RevPAR	$360	$334	$320	$293	$304
Selected Financial Information (in thousands):
Room Revenue	$25,485	$23,722	$22,612	$20,780	$21,539
Total Revenue	47,504	45,511	44,697	43,628	44,814
Depreciation	4,568	4,604	4,649	4,868	4,646
Operating Income	11,855	9,240	9,052	9,542	11,024

Clift

Overview

Acquired in 1999 and reopened after an extensive renovation in 2001, Clift has 372 guestrooms and suites and is located in the heart of San Francisco’s Union Square district. The hotel features a restaurant, The Velvet Room, the Redwood Room Bar and the Living Room, which is available for private events. Clift also offers multi-service meeting facilities, consisting of two executive boardrooms, one suite and other facilities. Clift was last renovated in 2001 and the property may need to be renovated in the future.

Our rights to operate Clift in San Francisco are based upon our interest under a 99-year lease. The lease is accounted for as a financing as more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt.”

Selected Financial and Operating Information

The following table shows selected financial and operating information for Clift:

	Year Ended December 31,
	2013	2012	2011	2010	2009
Selected Operating Information:
Occupancy	86.7%	77.7%	79.5%	76.9%	65.5%
ADR	$245	$240	$220	$187	$201
RevPAR	$212	$186	$175	$144	$131
Selected Financial Information (in thousands):
Room Revenue	$28,833	$25,361	$23,732	$19,547	$17,700
Total Revenue	42,102	37,543	36,379	31,861	30,702
Depreciation	2,947	3,077	3,133	3,128	3,028
Operating (loss) income	4,063	2,705	2,130	(1,284)	(2,712)

Owned Food and Beverage Operations

As of December 31, 2013, our Owned F&B Operations consisted of certain food and beverage operations located at our Owned Hotels and Sanderson and St Martins Lane, both in London, and three restaurants at Mandalay Bay in Las Vegas for which we acquired the leasehold interests in August 2012. We operate all of our Owned F&B Operations, with the exception of the Owned F&B Operations at St Martins Lane, which are managed by affiliates of China Grill Management Inc. (“CGM”) pursuant to a short-term management agreement.

In August 2012, we acquired the leasehold interests in three restaurants at Mandalay Bay from an existing tenant for $15.0 million in cash at closing and a $10.6 million principal only promissory note to be paid over seven years. The restaurants were renovated and reconcepted following the transaction. In December 2012, we opened Red Square, a premier dinner, cocktail, and nightlife destination, in January 2013, we opened Citizens Kitchen & Bar, which offers classic American comfort food, and in July 2013, we opened Kumi Japanese Restaurant & Bar, with a modern Japanese menu with a Korean American twist. The venues are managed by TLG and operated pursuant to 10-year operating leases with an MGM affiliate, pursuant to which we pay minimum annual lease payments of $0.2 million a year and a percentage rent based on cash flow.

Managed Operations

We manage hotels and food and beverage venues, pursuant to management agreements of varying terms.

Managed Hotels

Our Joint Venture Hotels as of December 31, 2013 are operated under management agreements which expire as follows:

•	Mondrian South Beach — August 2026; and

•	Mondrian SoHo — February 2021 (with two 10-year extensions at our option, subject to certain conditions).

We are subject to ongoing litigation with our joint venture partner and the lender at Mondrian SoHo, as fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity.” As a result, no assurance can be provided that we will retain the management agreement for Mondrian SoHo.

Our Managed Hotels as of December 31, 2013 are operated under management agreements which expire as follows:

•	Shore Club — July 2022;

•	Mondrian Los Angeles — May 2031 (with one 10-year extension at our option);

•	Royalton — May 2026 (with one 10-year extension at our option, subject to certain conditions);

•	Morgans — May 2026 (with one 10-year extension at our option, subject to certain conditions);

•	Sanderson — June 2018 (with one 10-year extension at our option); and

•	St Martins Lane — June 2018 (with one 10-year extension at our option).

On December 30, 2013, Shore Club was sold to HFZ Capital Group. The new owner has publicly stated that it may convert a substantial part of the hotel to condos, and we could be replaced as hotel manager. To date, we have received no notice of termination of our management agreement, and intend to continue to operate the hotel pursuant to that agreement. However, no assurance can be provided that we will continue to do so in the future, as discussed further in note 5 of the consolidated financial statements.

We have also signed management, license or franchise agreements for various other hotels. As of December 31, 2013, these development stage hotels included the following:

	Expected Room Count	Anticipated Opening	Initial Term
Hotels Currently Under Construction or Renovation:
Mondrian London	360	2014	25 years
Delano Las Vegas (1)	1,114	2014	10 years
Morgans Original, Istanbul (1)	78	2014	15 years
Mondrian Doha	270	2014	30 years
Mondrian at Baha Mar	310	2015	20 years
Delano Moscow	160	2015	20 years
Other Signed Agreements:
Mondrian Istanbul	105		20 years
Delano Aegean Sea	150		20 years
Delano Cartagena	211		20 years

(1)	License or franchise agreements.

However, financing has not been obtained for the hotel projects listed under “Other Signed Agreements” above, and there can be no assurances that any or all of our development stage hotel projects will be developed as planned. If adequate project financing is not obtained, these projects may need to be limited in scope, deferred or cancelled altogether, and to the extent we have previously funded key money, an equity investment or debt financing on a cancelled project, we may be unable to recover the amounts funded. For example, due to our joint venture partner’s failure to achieve certain agreed milestones in the development of the hotel, in early 2014, we exercised a put option under our Mondrian Istanbul joint venture agreement that requires our joint venture partner to buy back our equity interests in the Mondrian Istanbul joint venture. Our rights under that joint venture agreement are secured by, among other things, a mortgage on the property. In February 2014, we issued a notice of default to our joint venture partner, as they failed to buy back our equity interests by the contractual deadline, and further notified our joint venture partner that we plan to begin foreclosure proceedings as a result of the event of default. We do not currently anticipate that these proceeding will have an impact on our management agreement should the hotel development continue.

Our hotel management agreements may be subject to early termination in specified circumstances. For example, certain of our hotel management agreements contain performance tests that stipulate certain minimum levels of operating performance. In addition, some courts have applied principles of agency law and related fiduciary standards to managers of third-party hotel properties (or have interpreted hotel management agreements as “personal services contracts”). This means, among other things, that property owners may assert the right to terminate management agreements even where the agreements provide otherwise, and some courts have upheld such assertions regarding management agreements and may do so in the future. Several of our hotels are also subject to mortgage and mezzanine debt, and in some instances our management fee is subordinated to the debt. With all of our new management agreements for hotels under development, we attempt to negotiate non-disturbance agreements or similar protections with the mortgage lender, or to require that such agreements be entered into upon securing of financing, in order to protect our management agreements in the event of foreclosure. However, we are not always successful in imposing these requirements and some of our new development projects and existing hotels do not have non-disturbance or similar protections, which may make the related management agreements subject to termination by the lenders on foreclosure or certain other related events. Even if we have such non-disturbance protections in place, they may be subject to conditions and may be difficult or costly to enforce in a foreclosure situation. See, for example “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements – Mondrian SoHo and – Shore Club.”

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

TLG’s management agreements with various MGM affiliates are typically structured as 10-year initial term contracts (effective the opening date of each respective venue) with two five-year renewal options, subject to certain conditions. As of December 31, 2013, TLG manages the following venues pursuant to management agreements with various MGM affiliates:

	Location	Initial Term	Exp. Date (before extension options)
Nightclubs:
The Bank	Bellagio	10 years	12/31/2017
Haze	Aria	10 years	12/31/2019
1Oak	Mirage	10 years	12/31/2020
Light	Mandalay Bay	10 years	8/31/2022
Lounges:
Lily Bar & Lounge	Bellagio	10 years	2/28/2022
The Deuce Lounge	Aria	10 years	12/31/2019
Gold Boutique Nightclub and Lounge	Aria	10 years	12/31/2019
Revolution Lounge	Mirage	10 years	1/31/2019
Restaurants:
Brand Steakhouse (1)	Monte Carlo	10 years	5/31/2018
Diablo’s Cantina	Monte Carlo	10 years	9/30/2017
FIX Restaurant & Bar	Bellagio	10 years	6/30/2014
Stack Restaurant	Mirage	10 years	12/31/2015
Yellowtail Japanese Restaurant & Lounge	Bellagio	10 years	7/31/2018
Red Square Restaurant & Bar	Mandalay Bay	10 years	12/31/2022
Citizens Kitchen and Bar	Mandalay Bay	10 years	1/31/2023
Kumi Japanese Restaurant + Bar	Mandalay Bay	10 years	3/31/2023
Pool Lounges:
Bare	Mirage	10 years	12/31/2016
Liquid	Aria	10 years	3/31/2020

(1)	TLG’s management agreement will terminate on April 1, 2014, as discussed below.

Under TLG’s management agreements with various affiliates of MGM, all costs associated with the construction, build-out, FF&E, operating supplies, equipment and daily operational expenses are generally borne by the owner or the lessor of the venue.

These management agreements may be subject to early termination in specified circumstances. For example, the management agreements generally contain, among other covenants, a performance test that stipulates a minimum level of operating performance, and restrictions as to certain requirements of suitability, capacity, compliance with laws and material terms, financial stability, and certain of the management agreements require that certain named representatives, including Andy Masi, must remain employed by or under contract to TLG. We were recently engaged in a lawsuit with Mr. Masi, as fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity.” Additionally, in 2013, we failed performance tests at certain venues, and as a result, we agreed with MGM to a change in the calculation of base and incentive management fees for all of TLG’s management agreements with MGM effective January 1, 2014, and agreed to a termination effective April 1, 2014 of TLG’s management agreement for Brand Steakhouse.

In August 2012, we acquired the leasehold interests in three restaurants at Mandalay Bay from an existing tenant for $15.0 million in cash at closing and a $10.6 million principal only promissory note to be paid over seven years. The restaurants were renovated and reconcepted following the transaction. In December 2012, we opened Red Square, in January 2013, we opened Citizens Kitchen & Bar, and in July 2013, we opened Kumi Japanese Restaurant & Bar. The venues are managed by TLG and operated pursuant to 10-year operating leases with an MGM affiliate, pursuant to which we pay minimum annual lease payments of $0.2 million a year and a percentage rent based on cash flow.

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

On March 11, 2013 we moved to dismiss the lender’s complaint on the grounds that, among other things, our management agreement is not terminable upon a foreclosure. On April 2, 2013, the lender opposed our motion to dismiss and cross-moved for summary judgment. On August 12, 2013, the court heard oral argument on both motions, as well as a third motion brought by the Company to strike an affirmation submitted by lender’s attorney. On January 27, 2014, the court granted Morgans Management’s motion to dismiss on the ground that a management contract does not constitute an interest subject to foreclosure, and denied lender’s motion for summary judgment as moot. On February 27, 2014, the court held a status conference where a schedule was set for further proceedings including a further summary judgment motion to be filed by the lender within 30 days as to the remaining defendants.

On February 25, 2013, Sochin JV filed a complaint in the Delaware Chancery Court against Morgans Management and Morgans Group, seeking, among other things, a declaration that plaintiff properly terminated the management agreement for the hotel, injunctive relief, and an award of damages in an amount to be determined, but alleged to exceed $10 million, plus interest. The management agreement has an initial term of 10 years, with two 10-year renewals, subject to certain conditions. The complaint alleges, among other things, mismanagement of the hotel and breach of the management agreement by Morgans Management. The plaintiff also purports to terminate the management agreement under alleged agency principles. The suit was initiated on behalf of Sochin JV by Cape Soho Holdings, LLC, our joint venture partner. In addition, we, through our equity affiliate, filed a separate action against the owner and its parent in the Delaware Chancery Court for, among other things, breaching fiduciary duties and their joint venture agreement for failing to obtain consent prior to the termination. That action was subsequently consolidated with the termination action. On September 17, 2013, the Delaware Chancery Court heard oral argument on various motions to dismiss and for partial summary judgment in the consolidated actions, following which the court entered orders, on September 20, 2013, ruling that Sochin JV terminated the hotel management agreement on agency grounds, that Morgans must vacate the hotel forthwith or on whatever other timetable the hotel owner chooses, and that two claims by our equity affiliate are dismissed but not its breach of fiduciary duty claim. On September 30, 2013, we filed a motion for reconsideration and to stay execution of the judgment pending appeal. That motion is still pending, and no final order has as yet been issued. By joint stipulation of the parties, granted on February 21, 2014, Sochin JV will file its opposition to the motion for reconsideration and to stay by March 24, 2014, following which the court will issue its ruling. The parties have also stipulated to move, answer or otherwise respond to the operative complaints, by March 24, 2014. Should we not prevail on our motion for reconsideration and to stay, we intend to vigorously pursue our rights on appeal, but no assurance can be provided that we will prevail or otherwise retain management of the hotel.

On April 30, 2013, we filed a lawsuit against Cape Soho Holdings, LLC and Cape Advisors Inc. in New York Supreme Court for damages based on the wrongful attempted termination of the management agreement, defamation, and breach of fiduciary and other obligations under the parties’ joint venture agreement. On August 23, 2013, the owner moved to dismiss that complaint. As of January 13, 2014, that motion has been fully briefed, and oral argument has been set for April 10, 2014. It is not possible to predict with reasonable certainty the outcome of this action, nor the amount of damages we are likely to recover should we ultimately prevail on one or more of our claims.

Litigation Regarding TLG Promissory Notes

On August 5, 2013, Messrs. Andrew Sasson and Andy Masi filed a lawsuit in the Supreme Court of the State of New York against TLG Acquisition LLC and Morgans Group LLC relating to the $18.0 million TLG Promissory Notes. See note 1 and note 7 of our consolidated financial statements regarding the background of the TLG Promissory Notes. The complaint alleged, among other things, a breach of contract and an event of default under the TLG Promissory Notes as a result of our failure to repay the TLG Promissory Notes following an alleged “Change of Control” that purportedly occurred upon the election of our current Board of Directors on June 14, 2013. The complaint sought payment of Mr. Sasson’s $16 million TLG Promissory Note and Mr. Masi’s $2 million TLG Promissory Note, plus interest compounded to principal, as well as default interest, and reasonable costs and expenses incurred in the lawsuit. We believe that a Change of Control, within the meaning of the TLG Promissory Notes, has not occurred and that no prepayments are required under the TLG Promissory Notes. On September 26, 2013, we filed a motion to dismiss the complaint. On February 6, 2014, the court granted our motion to dismiss.

Litigation Regarding 2013 Deleveraging Transaction, Proxy Litigation Between Mr. Burkle and OTK, and Litigation Regarding Yucaipa Board Observer Rights

On February 28, 2014, we entered into a binding Memorandum of Understanding (“MOU”) which contemplates the partial settlement and dismissal with prejudice of the action entitled OTK Associates, LLC v. Friedman, et al., C.A. No. 8447-VCL (Del. Ch.) (the “Delaware Action”) and the complete settlement and dismissal with prejudice of the actions entitled Yucaipa American Alliance Fund II L.P., et al. v. Morgans Hotel Group Co., et al., Index No. 652294/2013 (NY Sup.) (the “Securities Action”); Burkle v. OTK Associates, LLC, et al., Case No. 13-CIV-4557 (S.D.N.Y.) (the “Proxy Action”); and Yucaipa American Alliance Fund II L.P., et al. v. Morgans Hotel Group, Index No. 653455/2013 (NY Sup.) (the “Observer Action”) (the foregoing four actions are collectively referred to as the “Actions”). An overview of the Actions and terms of the MOU follows.

The Delaware Action

On April 1, 2013, director Jason Kalisman filed in the Delaware Chancery Court the “Delaware Action,” a purported derivative action on our behalf against former directors Robert Friedman, Thomas L. Harrison, Michael D. Malone, Jeffrey Gault and Andrew Sasson (collectively, the “Former Director Defendants”), Michael J. Gross, a former director and chief executive officer, and Ronald W. Burkle, another former director, and the following companies with which he is affiliated: Yucaipa American Alliance Fund II, L.P., Yucaipa American Alliance (Parallel) Fund II, L.P., Yucaipa Aggregator Holdings, LLC and The Yucaipa Companies LLC (collectively, the “Yucaipa Defendants”). The action arose from a proposed deleveraging transaction between us and the Yucaipa Defendants (the “2013 Deleveraging Transaction”), which a majority of the Board of Directors voted to approve on March 30, 2013. On April 4, 2013, OTK Associates, LLC (“OTK”), a stockholder of ours, filed a motion to intervene as a plaintiff in the Delaware Action.

On May 14, 2013, the court issued a preliminary injunction (a) prohibiting us from taking any steps to consummate the 2013 Deleveraging Transaction until the earlier of a trial or the taking of certain action by the Board of Directors and one of its committees; and (b) requiring us to hold our 2013 Annual Meeting on the date originally scheduled, using the originally scheduled record date. The court further determined that all claims asserted by plaintiffs, including those resolved on a preliminary basis by the court in its May 14, 2013 Order, were subject to final resolution following trial.

On July 9, 2013, the court granted plaintiff OTK’s motion to file a Second Amended and Supplemental Complaint (the “Second Amended Complaint”). The Second Amended Complaint excludes Mr. Kalisman as a plaintiff but continues to assert claims, both directly and derivatively on our behalf, against all persons and entities previously named as defendants in the Amended Complaint, except that no claims are now made against us.

On July 17, 2013, counsel for Mr. Kalisman and OTK filed in the Delaware Action a motion for the award of approximately $2.7 million in attorneys’ fees and expenses related to their prosecution of the Delaware Action through the date of the motion. On October 31, 2013, the court, after directing that notice of the application be given to our stockholders and having not received any objections, issued an order granting the award. Our directors and officers liability insurance paid this award in late 2013.

On August 22, 2013, we filed our answer to the Second Amended Complaint. The defendants in the action chose either to answer the Second Amended Complaint or moved to dismiss or stay the action. On January 21, 2014, the court granted an unopposed motion to dismiss without prejudice all claims asserted against Mr. Gross in the Delaware Action. On February 5, 2014, the court issued an opinion denying, in most part, all the defendants’ motions to dismiss or stay the Delaware Action.

The Securities Action

On June 27, 2013, Yucaipa American Alliance Fund II, L.P., Yucaipa American Alliance (Parallel) Fund II, L.P., Yucaipa Aggregator Holdings, LLC and Vintage Deco Hospitality LLC (collectively the “Yucaipa Securities Action Plaintiffs”) filed a complaint against us and Morgans Group in the Supreme Court of the State of New York alleging, among other things, that we and Morgans Group had refused to use commercially reasonable best efforts to close the various putative agreements comprising the 2013 Deleveraging Transaction, and that there has “effectively” been a withdrawal or adverse modification of the approval of the 2013 Deleveraging Transaction by the Board of Directors. Alternatively, the Yucaipa Securities Action Plaintiffs contend that we and Morgans Group breached certain representations and warranties under the putative contracts comprising the 2013 Deleveraging Transaction. The Yucaipa Securities Action Plaintiffs have asserted various claims and seek, among other things, an award of damages equal to a termination fee of $9 million, as well as payment of out-of-pocket costs, indemnification in excess of $1 million, pre-judgment interest and attorney’s fees.

On July 22, 2013, we and Morgans Group filed a motion in the Securities Action to stay (or alternatively to dismiss) that action pending the disposition of the Delaware Action. On January 29, 2014, the court in the Securities Action denied on a “without prejudice” basis, that motion. On February 26, 2014, we and Morgans Group served an answer to the complaint in the Securities Action.

The Proxy Action

On July 1, 2013, Mr. Burkle filed a complaint in the U.S. District Court for the Southern District of New York against OTK and the seven current members of our Board of Directors. The complaint purports to assert a claim against all defendants arising under Section 14(a) of the Securities Exchange Act of 1934, as amended, for allegedly using false and materially misleading proxy solicitation materials during the 2013 annual election of directors. The complaint seeks, among other things, an injunction requiring defendants to cause us to hold a new election of our Board of Directors. On August 30, 2013, Mr. Burkle filed a motion for preliminary injunction requesting that defendants be ordered to call a stockholders’ meeting and to schedule a new board of directors election. On that same date, defendants filed a motion to dismiss Mr. Burkle’s complaint. On November 13, 2013, the court issued a decision denying Mr. Burkle’s preliminary injunction motion and on February 25, 2014, the court converted the dismissal motion to one for summary judgment and gave the parties 30 days to submit any additional relevant material. We are not party to the Proxy Action.

The Observer Action

On October 4, 2013, Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II L.P. filed a complaint against us in the Supreme Court of the State of New York. The plaintiffs assert in the complaint, among other things, that we have breached the terms of a Securities Purchase Agreement, dated as of October 15, 2009, we entered with the plaintiffs by not providing plaintiffs with the “observer” rights to our Board of Directors meetings that plaintiffs contend they are entitled to under the Securities Purchase Agreement. In addition to attorneys’ fees and other unspecified relief, the complaint seeks preliminary and permanent injunctions ordering us to “honor fully” plaintiffs’ alleged observer rights by, among other things, refraining from holding informal board meetings, from failing to provide notice, and from improperly delegating board duties to a committee of the Board of Directors. On January 27, 2014, we filed an answer, denying material allegations of the complaint, and we served demands for discovery.

The MOU

The MOU is subject to execution of a Stipulation of Settlement acceptable to us (the “Settlement Stipulation”), which must be submitted to the Delaware Court of Chancery in the Delaware Action for review and approval and will not become effective, under the terms of the MOU, until such approval is given and is no longer subject to further court review (the “Effective Date”).

The MOU provides, among other things, for the following:

•	We will pay to the Yucaipa Securities Action Plaintiffs in the Securities Action an amount equal to $3 million less the aggregate amount of any reasonable and necessary attorneys’ fees and expenses incurred by Mr. Burkle in his defense of the Delaware Action that are paid to him by our insurers prior to the Effective Date (the “Securities Action Payment”).

•	Mr. Burkle will pay to us the amount of all insurance proceeds he recovers from our insurers after the Effective Date for the reasonable and necessary attorneys’ fees and expenses that he incurred in defense of the Delaware Action and assign to us any claims he may have against our insurers relating to any such reasonable and necessary attorneys’ fees and expenses that our insurers may fail to pay Mr. Burkle.

•	To the extent not paid by our insurers, we will pay the amount of any reasonable and necessary attorneys’ fees and expenses incurred by Messrs. Friedman, Gault and Sasson (collectively, the “Settling Former Directors”) in defending the Delaware Action, subject to the Settling Former Directors’ assignment to us of any claims they have against our insurers relating to any such unpaid amounts.

•	The Settling Former Directors will pay to us a portion of the Securities Action Payment (based on a formula whose elements cannot presently be quantified) unless our insurers pay such amounts to us or the Settling Former Directors assign to us any claims they have against our insurers relating to any such amounts that our insurers fail to pay.

•	Counsel for OTK and current director Jason T. Kalisman will apply to the Delaware Court of Chancery for an award of payment from us of the reasonable and necessary fees and expenses they incurred in connection with the Delaware Action, excluding those fees and expenses encompassed in the court’s October 31, 2013 order in the Delaware Action. Any such award may be subject to recovery by us from our insurers.

•	Plaintiffs and defendants in each of the Actions, apart from former director defendants Messrs. Harrison and Malone who chose not to participate in the MOU and against whom the Delaware Action continues (collectively, the “Non-Settling Former Directors”), will exchange customary releases which release the parties and certain of their affiliates from claims arising from the subject matters of each of the Actions.

•	Each of the Actions will be dismissed with prejudice and on the merits with each party bearing its own costs, except as to the Non-Settling Former Directors against whom the Delaware Action continues or as specified in the MOU.

We cannot currently predict the amount of any funds we might be required to pay under the MOU; whether our insurers will pay some or all of the amounts that we would otherwise be obligated to pay under the MOU; whether we would be successful in asserting against our insurers any claims that will or may be assigned to us under the terms of the MOU or that we might assert on our own behalf, or what the amount of any such recovery might be. Furthermore, we cannot predict whether the Delaware Court of Chancery will approve the Settlement Stipulation or whether the court’s decision will be challenged on appeal and, if so challenged, affirmed. Notwithstanding the foregoing, we do not expect that the net amount of all payments we might ultimately be required to make, after recovery of all insurance proceeds, under the terms of the MOU and the Stipulation of Settlement, if approved, will be material to our financial position.

The foregoing description of the MOU does not purport to be complete and is qualified in its entirety by reference to the MOU, which is filed as Exhibit 10.40 hereto and is incorporated into this report by reference.

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

Period	High	Low
First Quarter 2012	$6.40	$4.90
Second Quarter 2012	$5.17	$3.74
Third Quarter 2012	$6.44	$4.40
Fourth Quarter 2012	$6.76	$5.10
First Quarter 2013	$6.05	$4.66
Second Quarter 2013	$8.12	$5.95
Third Quarter 2013	$8.15	$6.45
Fourth Quarter 2013	$8.49	$6.25

On March 12, 2014, the closing sale price for our common stock, as reported on the Nasdaq Global Market, was $8.03. As of March 12, 2014, there were 38 record holders of our common stock, although there is a much larger number of beneficial owners.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and we do not currently intend to pay any cash dividends on our common stock. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our common stock will be, subject to applicable law, at the discretion of our Board of Directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions. Our Hudson/Delano 2014 Mortgage Loan prohibits us from paying cash dividends on our common stock. In addition, so long as any Series A preferred securities are outstanding, we are prohibited from paying dividends on our common stock, unless all accumulated and unpaid dividends on all outstanding Series A preferred securities have been declared and paid in full.

The Series A preferred securities we issued in October 2009 have an 8% dividend rate until October 2014, then a 10% dividend rate until October 2016, and a 20% dividend rate thereafter, with a 4% increase in the dividend rate during certain periods in which the Yucaipa Investors’ nominee to our Board of Directors has not been elected as a director or subsequently appointed as a director by our Board of Directors. At the 2013 Annual Meeting, Ron Burkle, the Yucaipa Investors’ nominee to the Board of Directors, was not re-elected to the Board of Directors, and as of July 14, 2013, had not been offered a seat on the Board of Directors. Accordingly, the dividend rate on the Series A preferred securities increased by 4% to 12% as of July 14, 2013. The cumulative unpaid dividends also have a dividend rate equal to the then applicable dividend rate on the Series A preferred securities. We have the option to accrue any and all dividend payments, and as of December 31, 2013, have not declared any dividends. As of December 31, 2013, we have undeclared dividends of approximately $32.2 million.

Performance Graph

The following graph below shows the cumulative total stockholder return of our common stock from December 31, 2008 through December 31, 2013 compared to the S&P 500 Stock Index and the S&P 500 Hotels. The graph assumes that the value of the investment in our common stock and each index was $100 at December 31, 2008. We have declared no dividends during this period. The stockholder return on the graph below is not indicative of future performance.

Comparison of Cumulative Total Return of the Company, S&P 500 Stock Index

and S&P 500 Hotels Index From December 31, 2008 through December 31, 2013

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Morgans Hotel Group Co.	$100.00	$98.07	$194.64	$126.61	$118.88	$174.46
S&P 500 Stock Index	100.00	123.45	139.23	139.23	157.90	204.63
S&P 500 Hotels Index	100.00	155.25	235.68	186.76	228.61	289.00

ITEM 6.	SELECTED FINANCIAL DATA

The following selected historical financial and operating data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K.

The following table contains selected consolidated financial data for the years ended December 31, 2013, 2012, 2011, 2010, and 2009, all of which is derived from the Company’s audited consolidated financial statements. The historical results do not necessarily indicate results expected for any future period.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except operating and per share data)
Statement of Operations Data(1), (2):
Total hotel revenues	$209,771	$165,261	$193,044	$218,032	$209,978
Total revenues	236,486	189,919	207,332	236,370	225,051
Total hotel operating expense	162,929	135,608	157,265	170,600	169,557
Corporate expenses, including stock compensation	27,626	32,062	34,563	34,538	33,514
Depreciation and amortization	27,374	23,977	22,219	32,158	29,623
Total operating costs and expenses	238,396	204,281	228,338	246,761	238,777
Operating loss	(1,910)	(14,362)	(21,006)	(10,391)	(13,726)
Interest expense, net	45,990	38,998	35,514	41,346	48,557
Net loss from continuing operations	(44,150)	(56,491)	(88,442)	(99,916)	(81,361)
Income (loss) from discontinued operations (1), (2)	—	—	485	16,268	(20,244)
Net loss	(44,150)	(56,491)	(87,957)	(83,648)	(101,605)
Net (income) loss attributable to noncontrolling interest	(5)	804	2,554	2,239	1,881
Net loss attributable to Morgans Hotel Group Co.	(44,155)	(55,687)	(85,403)	(81,409)	(99,724)
Preferred stock dividends and accretion	(14,316)	(11,124)	(9,938)	(8,554)	(1,746)
Net loss attributable to common stockholders	(58,471)	(66,811)	(95,341)	(89,963)	(101,470)
Net loss per share attributable to common stockholders, basic and diluted	(1.78)	(2.13)	(3.03)	(2.94)	(3.38)
Weighted average common shares outstanding	32,867	31,437	31,454	30,563	30,017
Cash Flow Data:
Net cash (used in) provided by:
Operating activities	$(3,147)	$(39,464)	$9,750	$(7,252)	$(20,305)
Investing activities	(7,389)	(61,119)	264,295	(19,015)	(35,004)
Financing activities	14,714	77,575	(250,440)	(37,439)	75,622

	As of December 31,
	2013	2012	2011(1)	2010	2009
	(In thousands)
Balance Sheet Data (2), (3), (4):
Cash and cash equivalents	$10,025	$5,847	$28,855	$5,250	$68,956
Restricted cash	22,144	21,226	9,938	28,783	21,109
Property and equipment, net	292,629	303,689	289,169	291,078	300,060
Assets held for sale, net (4)	—	—	—	194,964	203,154
Investment in hotel property of discontinued operations, net (2)	—	—	—	—	23,977
Assets of property held for non-sale disposition, net (3)	—	—	—	9,775	10,113
Total assets	571,207	591,155	555,444	714,776	838,238
Mortgage notes payable	180,000	180,000	115,000	227,662	243,500
Mortgage debt of assets held for sale (4)	—	—	—	103,496	120,500
Mortgage debt of discontinued operations	—	—	—	—	40,000
Promissory notes payable of property held for non-sale disposition, net	—	—	—	10,500	10,500
Financing and capital lease obligations	379,939	358,143	324,905	331,117	325,013
Debt and capital lease obligations	559,939	538,143	439,905	672,775	739,013
Redeemable noncontrolling interest	4,953	6,053	5,448	—	—
Preferred stock	62,004	57,755	54,143	51,118	48,564
Total MHGC stockholders’ (deficit) equity	(183,924)	(149,436)	(97,463)	(12,721)	9,020
Total (deficit) equity	(183,434)	(143,370)	(89,639)	(1,805)	23,411

(1)	Financial statement data as of December 31, 2011 has been adjusted to present the impact of the final purchase price allocation of our acquisition of TLG, as discussed further in note 1 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The impact of the final purchase price allocation on our previously filed consolidated statement of comprehensive loss was immaterial.
(2)	Financial statement data for 2010 and 2009 has been adjusted to present our former Mondrian Scottsdale hotel as a discontinued operation. The lender foreclosed on the property and terminated our management agreement related to the property with an effective termination date of March 16, 2010.
(3)	Financial statement data for 2010 and 2009 has been adjusted to present the property across from Delano South Beach as property held for non-sale disposition separately from our other assets and liabilities and a discontinued investment. In January 2011, our indirect subsidiary transferred its interests in the property to SU Gales Properties, LLC, and as a result of this transfer we were released from the $10.5 million non-recourse mortgage and mezzanine indebtedness. For further discussion and information on this property held for non-sale disposition, see the consolidated balance sheets in the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
(4)	Balance sheet data for 2010 and 2009 has been adjusted to present Mondrian Los Angeles, Royalton and Morgans as assets held for sale separately from our other assets and liabilities. In May 2011, we sold our ownership interests in these hotels to unrelated third parties. For further discussion and information on these hotels held for sale, see the consolidated balance sheets in the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The historical financial data presented herein is the historical financial data for:

•	our three Owned Hotels, consisting, as of December 31, 2013, of Hudson in New York, Delano South Beach in Miami Beach, and Clift in San Francisco (which we lease under a long-term lease that is treated as a financing), comprising approximately 1,400 rooms;

•	our Owned F&B Operations, consisting, as of December 31, 2013, of the food and beverage operations located at our Owned Hotels, certain food and beverage operations located at Sanderson and St Martins Lane, both in London, and food and beverage venues at Mandalay Bay in Las Vegas;

•	our two Joint Venture Hotels, consisting, as of December 31, 2013, of Mondrian South Beach in Miami Beach and Mondrian SoHo in New York, comprising approximately 500 rooms and our investment in the F&B Venture at Mondrian South Beach in Miami Beach;

•	our six Managed Hotels, consisting, as of December 31, 2013, of Royalton and Morgans in New York, Shore Club in Miami Beach, Mondrian in Los Angeles, Sanderson and St Martins Lane in London, comprising approximately 1,200 rooms;

•	our 90% controlling interest in TLG Acquisition, which owns and operates certain locations of our nightclub and food and beverage management business. TLG develops, redevelops and operates numerous venues primarily in Las Vegas pursuant to management agreements with MGM, including nightclubs, restaurants, pool lounges and bars;

•	our investments in hotels under development and other proposed properties.

Our corporate strategy is to achieve growth as a boutique hotel management and brand company by leveraging our management experience and one-of-a-kind luxury brands for expansion into both domestic and international markets. We intend to achieve growth primarily through the pursuit of new long-term management agreements and, in select situations where third-party managers have the experience and resources to satisfy our high branding standards, franchise agreements. For example, in January 2014, we signed a 15-year franchise agreement for a Morgans Original branded hotel in Istanbul, Turkey. The hotel is expected to have 78 rooms and open in late 2014.

Additionally, we also intend to enhance the value of our existing hotels and management agreements through targeted renovation and expansion projects. We believe that by pursuing this targeted strategy, while remaining open and flexible to unique opportunities, we will strengthen our position as a leader in lifestyle hospitality management.

Management and Franchise Agreements. Although our hotel management agreements and franchise or license agreements are generally long-term, they may be subject to early termination in specified circumstances, or we may agree to early termination as circumstances require. See, for example, Part I, “Item 1. Business – 2013 and Other Recent Transactions and Developments – Ames.” Certain of our hotel management agreements and franchise or license agreements contain performance tests that stipulate certain minimum levels of operating performance. We may disagree with hotel owners on how the performance criteria are calculated and whether they have been met. In addition, some courts have applied principles of agency law and related fiduciary standards to managers of third-party hotel properties (or have interpreted hotel management agreements as “personal services contracts”). This means, among other things, that property owners may assert the right to terminate management agreements even where the agreements provide otherwise, and some courts have upheld such assertions regarding management agreements and may do so in the future.

Several of our hotels are also subject to mortgage and mezzanine debt, and in some instances our management, franchise or license fee is subordinated to the debt. Some of our management, franchise or license agreements also may be terminated by the lenders on foreclosure or certain other related events. With all of our new management, franchise and license agreements for hotels under development, we attempt to negotiate non-disturbance agreements or similar protections with the mortgage lender, or to require that such agreements be entered into upon securing of financing, in order to protect our agreements in the event of foreclosure. However, we are not always successful in imposing these requirements, and some of our new development projects and existing hotels do not have non-disturbance or similar protections, which may make the related agreements subject to termination by the lenders on foreclosure or certain other related events. Even if we have such non-disturbance protections in place, they may be subject to conditions and may be difficult or costly to enforce in a foreclosure situation. See, for example, “Off-Balance Sheet Arrangements – Mondrian SoHo” and “Off-Balance Sheet Arrangements – Shore Club.”

We may also terminate hotel management, franchise or license agreements as circumstances require or as we deem appropriate. See, for example, Part I, “Item 1. Business – 2013 and Other Recent Transactions and Developments – Delano Marrakech Termination of Management Agreement.”

TLG’s management agreements may be subject to early termination in specified circumstances. For example, the management agreements generally contain, among other covenants, a performance test that stipulates a minimum level of operating performance, and restrictions or requirements related to suitability, capacity, financial stability and compliance with laws and material terms. In 2013, we failed performance tests at certain venues, and as a result, we agreed with MGM to a change in the calculation of base and incentive management fees for all of TLG’s management agreements with MGM effective January 1, 2014, and agreed to a termination effective April 1, 2014 of TLG’s management agreement for Brand Steakhouse. Many of the management agreements also require that certain named representatives, including Andy Masi, whose employment contract expires December 2014, must remain employed by or under contract to TLG. We can provide no assurance that we will satisfy these conditions.

Joint Ventures and Non-Wholly Owned Entities. We own partial interests in the Joint Venture Hotels and the F&B Venture. We account for these investments using the equity method as we believe we do not exercise control over significant asset decisions such as buying, selling or financing nor are we the primary beneficiary of the entities. Under the equity method, we increase our investment in unconsolidated joint ventures for our proportionate share of net income and contributions and decrease our investment balance for our proportionate share of net losses and distributions.

Due to our joint venture partner’s failure to achieve certain agreed milestones in the development of the hotel, in early 2014, we exercised a put option under our Mondrian Istanbul joint venture agreement that requires our joint venture partner to buy back our equity interests in the Mondrian Istanbul joint venture. Our rights under that joint venture agreement are secured by, among other things, a mortgage on the property. In February 2014, we issued a notice of default to our joint venture partner, as they failed to buy back our equity interests by the contractual deadline, and further notified our joint venture partner that we plan to begin foreclosure proceedings as a result of the event of default. We do not currently anticipate that these proceeding will have an impact on our management agreement should the hotel development continue.

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

Our revenues are derived from the operation of hotels, as well as the operation of nightclub, restaurant and bar venues. Specifically, our revenue consists of:

•	Rooms revenue. Occupancy and ADR are the major drivers of rooms revenue.

•	Food and beverage revenue. Most of our food and beverage revenue is driven by occupancy of our hotels and the popularity of our bars and restaurants with our local customers. In June 2011, we acquired from affiliates of CGM the 50% interests CGM owned in our prior food and beverage joint ventures at Delano South Beach, Mondrian South Beach, Mondrian Los Angeles, Morgans, Sanderson and St Martins Lane (the “CGM Transaction”). As a result of the CGM Transaction, we began recording 100% of the food and beverage revenue and related expenses at these hotels, with the exception of Mondrian South Beach which is accounted for using the equity method of accounting, as discussed in note 1 to our consolidated financial statements. In August 2011, we sold our ownership interest in Mondrian Los Angeles’ food and beverage operations to the hotel owner. Effective February 1, 2012, we transferred our ownership interest in Morgans food and beverage operations to the hotel owner by terminating our operating lease for the restaurant space. Additionally, we record revenue and related expenses at the three food and beverage venues at Mandalay Bay in Las Vegas for which we acquired the leasehold interest in August 2012. The first of these restaurants opened in late December 2012, the second restaurant opened in February 2013 and the third restaurant opened in July 2013.

•	Other hotel revenue. Other hotel revenue, which consists of ancillary revenue such as telephone, parking, spa, entertainment and other guest services, is principally driven by hotel occupancy.

•	Management fee revenue and other income. We earn hotel management fees under our hotel management agreements. These fees may include management fees as well as reimbursement for allocated chain services. Additionally, we own a 90% controlling investment in TLG, which operates numerous venues primarily in Las Vegas pursuant to management agreements with various MGM affiliates. Each of TLG’s venues is managed by an affiliate of TLG, which receives fees under a management agreement for the venue. Through our ownership of TLG, we recognize management fees in accordance with the applicable management agreement, which generally provide for base management fees as a percentage of gross sales, and incentive management fees as a percentage of net profits, as calculated pursuant to the management agreements.

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

Operating Costs and Expenses. Our operating costs and expenses consist of the costs to provide hotel and food and beverage services, costs to operate our hotel and food and beverage management companies, and costs associated with the ownership of our assets, including:

•	Rooms expense. Rooms expense includes the payroll and benefits for the front office, housekeeping, concierge and reservations departments and related expenses, such as laundry, rooms supplies, travel agent commissions and reservation expense. Like rooms revenue, occupancy is a major driver of rooms expense, which has a significant correlation with rooms revenue.

•	Food and beverage expense. Similar to food and beverage revenue, occupancy of the hotels in which we operate food and beverage venues, and the popularity of our restaurants, nightclubs, bars and other food and beverage venues, are the major drivers of food and beverage expense, which has a significant correlation with food and beverage revenue.

•	Other departmental expense. Occupancy is the major driver of other departmental expense, which includes telephone and other expenses related to the generation of other hotel revenue.

•	Hotel selling, general and administrative expense. Hotel selling, general and administrative expense consist of administrative and general expenses, such as payroll and related costs, travel expenses and office rent, advertising and promotion expenses, comprising the payroll of the hotel sales teams, the global sales team and advertising, marketing and promotion expenses for our hotel properties, utility expense and repairs and maintenance expenses, comprising the ongoing costs to repair and maintain our hotel properties.

•	Property taxes, insurance and other. Property taxes, insurance and other consist primarily of insurance costs and property taxes.

•	Corporate expenses, including stock compensation. Corporate expenses consist of the cost of our corporate offices, including the corporate office of our 90% owned subsidiary, TLG, net of any cost reimbursements, which consists primarily of payroll and related costs, stock-based compensation expenses, office rent and legal and professional fees and costs associated with being a public company.

•	Depreciation and amortization expense. Hotel properties are depreciated using the straight-line method over estimated useful lives of 39.5 years for buildings and five years for furniture, fixtures and equipment. We also record amortization expense related to our other assets, such as the TLG management contracts we acquired as part of our acquisition of TLG in November 2011 and the three restaurant leases in Las Vegas that we purchased in August 2012.

•	Restructuring and disposal costs include costs incurred related to our corporate restructuring initiatives, such as professional fees, litigation and settlement costs, executive terminations and severance costs related to such restructuring initiatives, and losses on asset disposals as part of major renovation projects.

•	Development costs include development transaction costs, internal development payroll, costs and pre-opening expenses incurred related to new concepts at existing hotel and the development of new hotels, and the write-off of abandoned development projects previously capitalized.

•	Impairment loss on receivables and other assets from managed hotel and unconsolidated joint venture includes impairment costs incurred related to receivables deemed uncollectible from unconsolidated joint ventures and managed hotels and other assets related to managed hotels which have been deemed to have no value.

Other Items

•	Interest expense, net. Interest expense, net includes interest on our debt and amortization of financing costs and is presented net of interest income and interest capitalized.

•	Equity in (income) loss of unconsolidated joint ventures. Equity in (income) loss of unconsolidated joint ventures constitutes our share of the net profits and losses of our Joint Venture Hotels, our F&B Venture and our investments in hotels under development in which we have an equity interest. Further, we and our joint venture partners review our Joint Venture Hotels and F&B Venture for other-than-temporary declines in market value. In this analysis of fair value, we use discounted cash flow analysis to estimate the fair value of our investment taking into account expected cash flow from operations, holding period and net proceeds from the dispositions of the property. Any decline that is not expected to be recovered is considered other-than-temporary and an impairment charge is recorded as a reduction in the carrying value of the investment.

•	Gain on asset sales. We recorded deferred gains related to the sales of Royalton, Morgans, Mondrian Los Angeles, and our ownership interests in Sanderson and St Martins Lane, as discussed in note 17 of our consolidated financial statements. As we have significant continuing involvement with these hotels through long-term management agreements, the gains on sales are deferred and recognized over the initial term of the related management agreement.

•	Other non-operating expenses include costs associated with discontinued operations and previously owned hotels, both consolidated and unconsolidated, transaction costs related to business acquisitions, changes in the fair value of debt and equity instruments, miscellaneous litigation and settlement costs and other expenses that relate to our financing and investing activities.

•	Income tax expense (benefit). All of our foreign subsidiaries are subject to local jurisdiction corporate income taxes. Income tax expense is reported at the applicable rate for the periods presented. We are subject to Federal and state income taxes. Income taxes for the years ended December 31, 2013, 2012 and 2011 were computed using our calculated effective tax rate. We also recorded net deferred taxes related to cumulative differences in the basis recorded for certain assets and liabilities. We established a reserve on the deferred tax assets based on the ability to utilize net operating loss carryforwards.

•	Noncontrolling interest income (loss). Noncontrolling interest is the income (loss) attributable to the holders of membership units in Morgans Group, our operating company, owned by Residual Hotel Interest LLC, our former parent, as discussed in note 1 of our consolidated financial statements, our third-party food and beverage joint venture partner’s interest in the profits and losses of our F&B Venture, and the 10% ownership interest in TLG that is held by certain prior owners of TLG.

•	Income (loss) from discontinued operations, net of tax. In January 2011, we recognized income from the transfer of a property across the street from Delano South Beach that we previously owned. As such, we have recorded the income or loss related to this transfer in income (loss) from discontinued operations, net of tax, on the accompanying consolidated statements of comprehensive loss.

•	Preferred stock dividends and accretion. Dividends attributable to our outstanding preferred stock and the accretion of the fair value discount on the issuance of the preferred stock are reflected as adjustments to our net loss to arrive at net loss attributable to common stockholders, as discussed in note 11 of our consolidated financial statements.

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

Recent Trends and Developments

Recent Trends. Lodging demand and revenues are primarily driven by growth in GDP, business investment and employment growth. Beginning in 2010, the U.S. and global economies began improving from the recent recessionary period, and that improvement continued in 2013 as businesses and consumers regained confidence. However, the economic recovery continues to be modest, as uncertainty remains as to its sustainability and the effects of continued weakness in certain areas of global economies.

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

RevPAR at our System-Wide Comparable Hotels which includes all Morgans Hotel Group branded hotels with the exception of Hudson, which was under renovation during 2012, Ames, which as of July 17, 2013 we no longer managed, and Delano Marrakech, which opened in September 2012 and we no longer manage effective November 12, 2013, increased by 9.1% in constant dollars, or 8.9% in actual dollars, for the year ended December 31, 2013 as compared to the same period in 2012.

RevPAR for System-Wide Comparable Hotels located in the United States increased 10.8% for the year ended December 31, 2013 as compared to the same period in 2012.

RevPAR from System-Wide Comparable Hotels in the Northeastern United States increased by 11.4% for the year ended December 31, 2013, as compared to the same period in 2012, with an increase in occupancy of 7.7% and an increase in ADR of 3.4% for the year ended December 31, 2013. The RevPAR increases were led by a 16.9% increase at Mondrian SoHo, and a 12.0% increase at Morgans, both primarily due to gains in market share at these hotels. Room revenues at Hudson, a non-comparable hotel in New York City, increased 24.4% for the year ended December 31, 2013, as compared to the same period in 2012, primarily due to occupancy gains, the addition of 32 new rooms, and a full inventory of guestrooms in service after completion of the hotel’s renovation in late 2012. RevPAR at Hudson increased 20.3% during the year ended 2013, which was driven primarily by increased occupancy in 2013 as compared to the same period in 2012, when the hotel was under renovation.

RevPAR from System-Wide Comparable Hotels in Miami increased 9.5% for the year ended December 31, 2013, as compared to the same period in 2012. The RevPAR increase was led by Delano South Beach which experienced a RevPAR increase of 7.7% for the year ended December 31, 2013, as compared to the same period in 2012, primarily as a result of increased ADR.

Our System-Wide Comparable Hotels on the West Coast generated 11.6% RevPAR growth for the year ended December 31, 2013, as compared to the same period in 2012, led by Clift where RevPAR increased 13.2% in 2013.

In London, RevPAR increased 2.1% in constant dollars, or 0.8% in actual dollars, during the year ended December 31, 2013, as compared to the same period in 2012.

Recent Developments. In addition to the recent trends described above, we expect that a number of recent events will cause our future results of operations to differ from our historical performance. For a discussion of these recent events, see Part I, “Item 1. “Business – 2013 and Other Recent Transactions and Developments.”

Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012

The following table presents our operating results for the years ended December 31, 2013 and 2012, including the amount and percentage change in these results between the two periods. The consolidated operating results for the year ended December 31, 2013 are comparable to the consolidated operating results for the year ended December 31, 2012, with the exception of the transfer of our ownership interest in Ames in April 2013, the termination of our management agreement at Ames in July 2013, the termination of our management agreement at Las Palapas in March 2013, the opening of Delano Marrakech in September 2012, and the termination of our management agreement for Delano Marrakech effective November 12, 2013. The consolidated operating results are as follows:

	2013	2012	Changes ($)	Changes (%)
	(Dollars in thousands)
Revenues:
Rooms	$120,823	$102,546	$18,277	17.8%
Food and beverage	84,085	57,669	26,416	45.8
Other hotel	4,863	5,046	(183)	(3.6)

Total hotel revenues	209,771	165,261	44,510	26.9
Management fee-related parties and other income	26,715	24,658	2,057	8.3

Total revenues	236,486	189,919	46,567	24.5

Operating Costs and Expenses:
Rooms	37,347	31,973	5,374	16.8
Food and beverage	62,419	47,166	15,253	32.3
Other departmental	3,261	3,595	(334)	(9.3)
Hotel selling, general and administrative	42,563	37,055	5,508	14.9
Property taxes, insurance and other	17,339	15,819	1,520	9.6

Total hotel operating expenses	162,929	135,608	27,321	20.1
Corporate expenses, including stock compensation	27,626	32,062	(4,591)	(13.8)
Depreciation and amortization	27,374	23,977	3,397	14.2
Restructuring and disposal costs	11,451	6,851	4,600	67.1
Development costs	2,987	5,783	(2,796)	(48.3)
Impairment loss on receivables and other assets from managed hotel and unconsolidated joint venture	6,029	—	6,029	100.0

Total operating costs and expenses	238,396	204,281	34,115	16.7

Operating loss	(1,910)	(14,362)	12,452	(86.7)
Interest expense, net	45,990	38,998	6,992	17.9
Equity in loss of unconsolidated joint ventures	828	6,436	(5,608)	(87.1)
Gain on asset sales	(8,020)	(7,989)	(31)	0.4
Other non-operating expenses	2,726	3,908	(1,182)	(30.2)

Loss before income tax expense	(43,434)	(55,715)	12,281	(22.0)
Income tax expense	716	776	(60)	(7.7)

Net loss	(44,150)	(56,491)	12,341	(21.8)
Net (income) loss attributable to non controlling interest	(5)	804	(809)	(100.6)

Net loss attributable to Morgans Hotel Group Co.	(44,155)	(55,687)	11,532	(20.7)
Preferred stock dividends and accretion	(14,316)	(11,124)	(3,192)	28.7

Net loss attributable to common stockholders	$(58,471)	$(66,811)	$8,340	(12.5)%

Total Hotel Revenues. Total hotel revenues increased 26.9% to $209.8 million for the year ended December 31, 2013 compared to $165.3 million for the year ended December 31, 2012. This increase was primarily due to the impact of renovations at Delano South Beach and Hudson during 2012. Delano South Beach was under renovation during the first quarter of 2012, and Hudson was under significant renovation for the entire year of 2012, which negatively impacted the operating results at these hotels in the prior year.

The components of RevPAR from our Owned Hotels, which consisted, as of December 31, 2013, of Hudson, Delano South Beach and Clift, for the years ended December 31, 2013 and 2012 are summarized as follows:

	Year Ended
	December 31, 2013	December 31, 2012	Change ($)	Change (%)
Occupancy	85.6%	74.6%	—	14.8%
ADR	$270	$268	$2	0.7%
RevPAR	$231	$200	$31	15.6%

RevPAR from our Owned Hotels increased 15.6% to $231 for the year ended December 31, 2013 compared to $200 for the year ended December 31, 2012, primarily due to increases in occupancy at our Owned Hotels.

Rooms revenue increased 17.8% to $120.8 million for the year ended December 31, 2013 compared to $102.5 million for the year ended December 31, 2012. This increase was primarily due to the impact in 2012 of renovations at Delano South Beach and Hudson, discussed above, and strong operating trends in New York and San Francisco resulting in increases in occupancy and strong operating trends in Miami South Beach resulting in higher ADR in 2013.

Food and beverage revenue increased 45.8% to $84.1 million for the year ended December 31, 2013 compared to $57.7 million for the year ended December 31, 2012. This increase was primarily due to an increase of approximately $18.7 million from our three leased food and beverage venues at Mandalay Bay in Las Vegas, which opened in late 2012 and the first and third quarter of 2013, respectively, for which there was no comparable revenue in the prior period. Additionally, the increase was also due to increases in revenues of approximately $5.8 million at Hudson due to Hudson Common, the new restaurant at Hudson which opened during the first quarter of 2013, and Henry, the new bar at Hudson which opened during the third quarter of 2013.

Other hotel revenue decreased 3.6% to $4.9 million for the year ended December 31, 2013 compared to $5.0 million for the year ended December 31, 2012. This slight decrease was primarily due to the elimination of an internet connectivity fee charged to guests at Delano, effective February 2012. Slightly offsetting this decrease was increased telephone and parking revenues and movie rental at Hudson during 2013 due to increased occupancy.

Management Fee—Related Parties and Other Income. Management fee—related parties and other income increased by 8.3% to $26.7 million for the year ended December 31, 2013 compared to $24.7 million for the year ended December 31, 2012. Approximately $2.3 million of this increase was due to a $1.8 million fee related to the termination of the Ames management agreement and the assignment of our equity interests in the Ames joint venture to our joint venture partner, and a $0.5 million termination fee related to Hotel Las Palapas. Excluding one-time items, management fees were relatively flat. We experienced a slight increase attributable to fees associated with the management of our Comparable Managed Hotels, defined below, whose performance improved during the year ended December 31, 2013 as compared to the same period in 2012, as demonstrated by a 5.5% RevPAR increase. Partially offsetting this increase in management fee—related parties and other income was a decrease of 4.0% in fees from TLG due to lower nightclub revenues as a result of increased competition from new supply and newly reconcepted competitive nightclubs.

The components of RevPAR from such Comparable Managed Hotels, which includes Morgans, Royalton, Shore Club, Mondrian Los Angeles, Sanderson and St Martins Lane, for the years ended December 31, 2013 and 2012 are summarized as follows (in actual dollars):

	Year Ended
	December 31, 2013	December 31, 2012	Change ($)	Change (%)
Occupancy	79.8%	75.0%	—	6.3%
ADR	$323	$326	$(3)	(0.8)%
RevPAR	$258	$245	$13	5.5%

Operating Costs and Expenses

Rooms expense increased 16.8% to $37.3 million for the year ended December 31, 2013 compared to $32.0 million for the year ended December 31, 2012. This increase is consistent with the increase in rooms revenue, discussed above, and is primarily a result of rooms out of service during the Hudson renovation work in 2012, which decreased rooms expense recognized during the year ended December 31, 2012.

Food and beverage expense increased 32.3% to $62.4 million for the year ended December 31, 2013 compared to $47.2 million for the year ended December 31, 2012. This is consistent with the increase in food and beverage revenue, discussed above, and is primarily due to the expenses associated with the three leased food and beverage venues at Mandalay Bay in Las Vegas, which opened in late 2012 and the first and third quarter of 2013, respectively, for which there was no comparable expense in the prior year.

Other departmental expense decreased 9.3% to $3.3 million for the year ended December 31, 2013 compared to $3.6 million for the year ended December 31, 2012. This decrease was primarily the result of the decrease in other hotel revenue noted above.

Hotel selling, general and administrative expense increased 14.9% to $42.6 million for the year ended December 31, 2013 compared to $37.1 million for the year ended December 31, 2012. This increase was primarily due to increased occupancy and more rooms in service at Hudson which resulted in increased heat, light and power and other related costs. Occupancy levels and the number of rooms in service at Hudson during the year ended December 31, 2012 were lower due to the ongoing renovation and out of service rooms.

Property taxes, insurance and other expense increased 9.6% to $17.3 million for the year ended December 31, 2013 compared to $15.8 million for the year ended December 31, 2012. This increase is primarily due to an increased real estate tax assessment at Hudson in 2013, as compared to the same period in 2012. Additionally, we received a real estate tax refund in 2012 as result of a Hudson tax appeal, for which there was no comparable refund received during the year ended December 31, 2013.

Corporate expenses, including stock compensation decreased 13.8% to $27.6 million for the year ended December 31, 2013 compared to $32.1 million for the year ended December 31, 2012. This decrease was primarily due to our ongoing efforts to reduce general overhead costs, including a reduction in bonus and stock compensation expense, and reduced Board of Directors fees.

Depreciation and amortization increased 14.2% to $27.4 million for the year ended December 31, 2013 compared to $24.0 million for the year ended December 31, 2012. This increase was primarily due to the increased depreciation in 2013 related to the renovations which were completed at Delano South Beach during 2012 and Hudson during 2013, as well as the conversion of SRO units into new guestrooms at Hudson in late 2012 and early 2013.

Restructuring and disposal costs increased 67.1% to $11.5 million for the year ended December 31, 2013 compared to $6.9 million for the year ended December 31, 2012. This increase was primarily due to legal and advisory fees incurred during the year ended December 31, 2013 related to the 2013 Deleveraging Transaction and proxy contest.

Development costs decreased 48.3% to $3.0 million for the year ended December 31, 2013 compared to $5.8 million for the year ended December 31, 2012. This decrease was primarily due to pre-opening expenses incurred during early 2012 related to the re-launch of the renovated food and beverage venues at Delano South Beach, for which there was no comparable expense in 2013, as well as a slower pace of development activity during the year ended December 31, 2013.

Interest expense, net increased 17.9% to $46.0 million for the year ended December 31, 2013 compared to $39.0 million for the year ended December 31, 2012. This increase was primarily due to the refinancing of the Hudson mortgage debt in November 2012, which resulted in an increase in interest expense, and a higher average balance outstanding on our revolving credit facility during the year ended December 31, 2013, which resulted in higher interest expense during that period.

Equity in loss of unconsolidated joint ventures resulted in a loss of $0.8 million for the year ended December 31, 2013 compared to a loss of $6.4 million for the year ended December 31, 2012. We no longer record our share of equity in earnings or losses on a majority of our unconsolidated joint ventures, as we have written our investment balances down to zero due to impairments recorded in prior periods.

The components of RevPAR from our comparable Joint Venture Hotels for the year ended December 31, 2013 and 2012, which includes Mondrian South Beach and Mondrian SoHo and excludes Ames, in which we no longer owned any equity interests effective April 26, 2013, and Shore Club, in which we have only an immaterial contingent profit participation equity interest as of December 30, 2013, are summarized as follows:

	Year Ended
	December 31, 2013	December 31, 2012	Change ($)	Change (%)
Occupancy	81.8%	74.2%	—	10.2%
ADR	$306	$294	$12	3.9%
RevPAR	$250	$219	$31	14.5%

Gain on asset sales was flat for the periods presented, resulting in income of $8.0 million for the year ended December 31, 2013 compared to $8.0 million for the year ended December 31, 2012. This income was related to the recognition of gains we recorded on the sales of Royalton, Morgans and Mondrian Los Angeles and our 50% ownership in the entity that owned Sanderson and St Martins Lane, all occurring in 2011. As we have significant continuing involvement with these hotels through long-term management agreements, the gains on sales are deferred and recognized over the initial term of the related management agreement.

Other non-operating expenses decreased 30.2% to $2.7 million for the year ended December 31, 2013 as compared to $3.9 million for the year ended December 31, 2012. During the year ended December 31, 2012, we recorded an increase in the fair value of the TLG Promissory Notes, discussed in note 7 of our consolidated financial statements, for which the change in fair value was not as material during the year ended December 31, 2013.

Income tax expense was relatively flat for the year ended December 31, 2013 as compared to the year ended December 31, 2012.

Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011

The following table presents our operating results for the years ended December 31, 2012 and 2011, including the amount and percentage change in these results between the two periods. The consolidated operating results for the year ended December 31, 2012 are comparable to the consolidated operating results for the year ended December 31, 2011, with the exception of the sales of Mondrian Los Angeles on May 3, 2011, and Royalton and Morgans, on May 23, 2011, the transfer of our ownership interest in the Hard Rock Hotel & Casino in Las Vegas and termination of our management on March 1, 2011, the opening of Mondrian SoHo in February 2011, the completion of the CGM Transaction in June 2011 resulting in our full ownership of certain food and beverage operations previously owned through a 50/50 joint venture, termination of our management of the San Juan Water and Beach Club effective July 13, 2011, the sale of our 50% ownership interest in Sanderson and St Martins Lane in November 2011, the acquisition of TLG in November 2011, and the opening of Delano Marrakech in September 2012. The consolidated operating results are as follows:

	2012	2011	Changes ($)	Changes (%)
	(Dollars in thousands)
Revenues:
Rooms	$102,546	$120,351	$(17,805)	(14.8)%
Food and beverage	57,669	66,253	(8,584)	(13.0)
Other hotel	5,046	6,440	(1,394)	(21.6)

Total hotel revenues	165,261	193,044	(27,783)	(14.4)
Management fee-related parties and other income	24,658	14,288	10,370	72.6

Total revenues	189,919	207,332	(17,413)	(8.4)

Operating Costs and Expenses:
Rooms	31,973	37,626	(5,653)	(15.0)
Food and beverage	47,166	55,466	(8,300)	(15.0)
Other departmental	3,595	4,069	(474)	(11.6)
Hotel selling, general and administrative	37,055	43,629	(6,574)	(15.1)
Property taxes, insurance and other	15,819	16,475	(656)	(4.0)

Total hotel operating expenses	135,608	157,265	(21,657)	(13.8)
Corporate expenses, including stock compensation	32,062	34,563	(2,501)	(7.2)
Depreciation and amortization	23,977	22,219	1,758	7.9
Restructuring and disposal costs	6,851	8,575	(1,724)	(20.1)
Development costs	5,783	5,716	67	1.2

Total operating costs and expenses	204,281	228,338	(24,057)	(10.5)

Operating loss	(14,362)	(21,006)	6,644	(31.6)
Interest expense, net	38,998	35,514	3,484	9.8
Equity in loss of unconsolidated joint venture	6,436	29,539	(23,103)	(78.2)
Gain on asset sales	(7,989)	(3,178)	(4,811)	(1)
Other non-operating expenses	3,908	4,632	(724)	(15.6)

Loss before income tax expense	(55,715)	(87,513)	31,798	(36.3)
Income tax expense	776	929	(153)	(16.5)

Net loss from continuing operations	(56,491)	(88,442)	31,951	(36.1)
Income from discontinued operations, net of tax	—	485	(485)	(100.0)

Net loss	(56,491)	(87,957)	31,466	(35.8)
Net loss attributable to non controlling interest	804	2,554	(1,750)	(68.5)

Net loss attributable to Morgans Hotel Group Co.	(55,687)	(85,403)	29,716	(34.8)
Preferred stock dividends and accretion	(11,124)	(9,938)	(1,186)	11.9

Net loss attributable to common stockholders	$(66,811)	$(95,341)	$28,530	(29.9)%

(1)	Not meaningful.

Total Hotel Revenues. Total hotel revenues decreased 14.4% to $165.3 million for the year ended December 31, 2012 compared to $193.0 million for the year ended December 31, 2011. This decrease was primarily due to the sale in May 2011 of three hotels we previously owned and the impact of renovations at Hudson and Delano South Beach, discussed further below.

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

Food and beverage revenue decreased 13.0% to $57.7 million for the year ended December 31, 2012 compared to $66.3 million for the year ended December 31, 2011. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned and the corresponding loss of food and beverage revenue from certain of the food and beverage venues at those hotels, as well as the closure of the restaurant and primary bar at Hudson in July 2012 for a reconcepting and renovation. The new restaurant at Hudson, Hudson Commons, opened in February 2013. Additionally, the decrease in food and beverage revenue was due to the transfer of ownership of the restaurant at Mondrian Los Angeles and Morgans to the respective hotel owners in August 2011 and February 2012, respectively. Slightly offsetting this decrease were increases following the CGM Transaction, in which we purchased the remaining 50% interest from our joint venture partner in certain food and beverage operations at several of our hotels, and the consolidation of previously unconsolidated food and beverage operations at our London hotels.

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

Management Fee—Related Parties and Other Income. Management fee—related parties and other income increased by 72.6% to $24.7 million for the year ended December 31, 2012 compared to $14.3 million for the year ended December 31, 2011. This increase was primarily due to management fees earned through our contracts with various MGM affiliates acquired as part of our acquisition of TLG in November 2011.

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

Food and beverage expense decreased 15.0% to $47.2 million for the year ended December 31, 2012 compared to $55.5 million for the year ended December 31, 2011. This decrease was primarily due to the impact of the sale in May 2011 of three hotels we previously owned and the closure of the restaurant and primary bar at Hudson in July 2012 for reconcepting and renovation. Partially offsetting this decrease were increases following the CGM Transaction and the consolidation of previously unconsolidated food and beverage operations at our London hotels.

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

Corporate expenses, including stock compensation decreased 7.2% to $32.1 million for the year ended December 31, 2012 compared to $34.6 million for the year ended December 31, 2011. This decrease was primarily due to increased stock compensation expense recognized during the year ended December 31, 2011 due to the accelerated vesting of unvested equity awards granted to our former Chief Executive Officer and our former President in connection with their separation from us in March 2011.

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

Income from discontinued operations, net of tax resulted in income of $0.5 million for the year ended December 31, 2011, for which there was no comparable income recorded during the year ended December 31, 2012. The income recorded in 2011 relates to the transfer of our ownership interests in January 2011 of a property we previously owned across the street from Delano South Beach to a third party.

Liquidity and Capital Resources

As of December 31, 2013, we had approximately $10.0 million in cash and cash equivalents.

In February 2014, we completed the Hudson/Delano 2014 Mortgage Loan financing, discussed further under “—Debt.” The net proceeds from the Hudson/Delano 2014 Mortgage Loan were applied to (1) repay $180 million of outstanding mortgage debt under the Hudson 2012 Mortgage Loan, (2) repay $37 million of indebtedness under the Delano Credit Facility, (3) provide cash collateral for reimbursement obligations with respect to a $10.0 million letter of credit under the Delano Credit Facility, and (4) fund reserves required under the Hudson/Delano 2014 Mortgage Loan, with the remainder available for general corporate purposes and working capital, which may include the repayment of other indebtedness, including the Convertible Notes and TLG Promissory Notes, subject to certain minimum unencumbered asset requirements. Following the use of the proceeds described above, net proceeds to us were approximately $214.0 million.

On February 28, 2014, in connection with the Yucaipa Note Repurchase, we repurchased $88.0 million of outstanding Convertible Notes for an amount equal to their principal balance plus accrued interest. We used cash on hand, including proceeds of the Hudson/Delano 2014 Mortgage Loan for this repurchase.

We believe we have sufficient cash to meet our scheduled near-term debt maturities consisting of the remaining $84.5 million of obligations due on our outstanding Convertible Notes, scheduled development commitments, operating expenses and other expenditures directly associated with our properties, as well as our obligations under the TLG Promissory Notes which we may elect to prepay on or prior to November 30, 2014 due to their interest rate increase on that date, all discussed further below. However, we can provide no assurance that pending litigations will not result in negative outcomes or that other unexpected contingencies will not occur. Negative litigation outcomes and unexpected contingencies can necessitate the need for additional short-term liquidity.

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

Our obligations under the Delano Credit Facility were due in July 2014, as described under “—Debt.” As of December 31, 2013, the Delano Credit Facility had $37.0 million of outstanding borrowings and $10.0 million of posted letters of credit. In addition, the Hudson 2012 Mortgage Loan, as defined and described under “—Debt,” was due on February 9, 2014, with extension options. On February 6, 2014, we entered into the Hudson/Delano 2014 Mortgage Loan, which is secured by Delano South Beach and Hudson, as discussed more fully under “—Debt,” and used a portion of the proceeds to repay the outstanding principal amounts under the Delano Credit Facility and Hudson 2012 Mortgage Loan.

Our remaining outstanding Convertible Notes, as described under “—Debt”, with a face value of $84.5 million, mature on October 15, 2014 unless repurchased by us or converted in accordance with their terms prior to such date. We intend to utilize the proceeds from the Hudson/Delano 2014 Mortgage Loan to retire the Convertible Notes.

Additionally, the TLG Promissory Notes, which are obligations related to our acquisition of TLG, mature in November 2015, although we may consider retiring the TLG Promissory Notes prior to the November 2015 maturity due to the increase in the interest rate from 8% to 18% in November 2014. The maximum payment of $18.0 million is based on TLG achieving EBITDA of at least $18 million from non-Morgans business (the “Non-Morgans EBITDA”) during the 27-month period starting on January 1, 2012, with ratable reduction of the payment if less than $18 million of Non-Morgans EBITDA is earned. We currently believe that TLG will achieve this EBITDA target. At December 31, 2013, the balance of the TLG Promissory Notes was $18.8 million, which includes the original principal balance plus deferred interest of $0.8 million.

Also as part of our acquisition of TLG, each of Messrs. Sasson and Masi received the right to require Morgans Group to purchase his 5% equity interest in TLG at any time after November 30, 2014 at a purchase price equal to his percentage equity ownership interest multiplied by the product of seven times the Non-Morgans EBITDA for the preceding 12 months, subject to certain adjustments (the “Sasson-Masi Put Options”). The estimated aggregate purchase price for the Sasson-Masi Put Options, which become exercisable in December 2014, is approximately $5.8 million based on the contractual formula applied as of December 31, 2013.

We are focused on growing our portfolio, primarily with our core brands, in major gateway markets and key resort destinations. In order to obtain long term management contracts, we have committed to contribute capital in various forms on hotel development projects. These include equity investments, key money and cash flow guarantees to hotel owners. The cash flow guarantees generally have a stated maximum amount of funding and a defined term. The terms of the cash flow guarantees to hotel owners generally require us to fund if the hotels do not attain specified levels of operating profit. See note 8 to our consolidated financial statements included elsewhere in this report for more information. Often, cash flow guarantees to hotel owners may be recoverable as loans repayable to us out of future hotel cash flows and/or proceeds from the sale of hotels. As of December 31, 2013, our short-term key money funding obligations were $25.5 million, which represents £9.4 million (or approximately $15.5 million as of December 31, 2013) in key money for Mondrian London, which is expected to open in the summer of 2014, and $10.0 million in key money for Mondrian at Baha Mar, which is secured by a related letter of credit originally issued under the Delano Credit Facility and subsequently cash collateralized in February 2014 with a portion of the proceeds from the Hudson/Delano 2014 Mortgage Loan. In addition, in January 2014, we signed a franchise agreement for a Morgans Original branded hotel in Istanbul, Turkey, which has a $0.7 million key money obligation that will be funded upon the hotel opening in late 2014.

On February 28, 2014, we entered into a binding MOU with affiliates of Yucaipa, among other litigants, which contemplates the partial settlement and dismissal of the Delaware Action and the complete settlement and dismissal of the Securities Action, the Proxy Action and the Observer Action. See Part I, “Item III. Legal Proceedings.” The MOU is subject to execution of a Settlement Stipulation acceptable to us and to approval by the Court of Chancery in the Delaware Action and will not become effective, under the terms of the MOU, until such approval is given and is no longer subject to further court review. The MOU provides, among other things, for us to pay the Yucaipa Securities Action Plaintiffs in the Securities Action an amount equal to $3 million less the aggregate amount of any reasonable and necessary attorneys’ fees and expenses incurred by Mr. Burkle in his defense of the Delaware Action that are paid to him by our insurers prior to the Effective Date and Mr. Burkle will pay to us the amount of all insurance proceeds he recovers from our insurers after the Effective Date for the reasonable and necessary attorneys’ fees and expenses that he incurred in defense of the Delaware Action and assign to us his claims against our insurers for any reasonable and necessary attorneys’ fees and expenses that Mr. Burkle incurred but that our insurers may fail to pay. Additionally, to the extent not paid by our insurers, we will pay the amount of any reasonable and necessary attorneys’ fees and expenses incurred by the Settling Former Directors in defending the Delaware Action, subject to the Settling Former Directors’ assignment to us of any claims they have against our insurers relating to any such unpaid amounts. In addition, the Settling Former Directors will pay to us a portion of the Securities Action Payment (based on a formula whose elements cannot presently be quantified) unless our insurers pay such amounts to us or the Settling Former Directors assign to us any claims they have against our insurers relating to any such amounts that our insurers fail to pay. Counsel for OTK and current director Jason T. Kalisman will apply to the Delaware Court of Chancery for an award of payment from us of the reasonable and necessary fees and expenses they incurred in connection with the Delaware Action, excluding those fees and expenses encompassed in the court’s October 31, 2013 order in the Delaware Action. Any such award may be subject to recovery by us from our insurers. Former directors Thomas L. Harrison and Michael D. Malone chose not to participate in the MOU and the Delaware Action continues against them and we may incur fees and expenses in that continuing litigation which may be subject to recovery from our insurers.

We cannot currently predict the amount of any funds we might be required to pay under the MOU; whether our insurers will pay some or all of the amounts that we would otherwise be obligated to pay under the MOU; whether we would be successful in asserting against our insurers any claims that will or may be assigned to us under the terms of the MOU or that we might assert on our own behalf, or what the amount of any such recovery might be. Furthermore, we cannot predict whether the Delaware Court of Chancery will approve the Settlement Stipulation or whether the court’s decision will be challenged on appeal and, if so challenged, affirmed. Notwithstanding the foregoing, we do not expect that the net amount of all payments we might ultimately be required to make, after recovery of all insurance proceeds, under the terms of the MOU and the Stipulation of Settlement, if approved, will be material to our financial position.

The Termination Plan, which we implemented on March 10, 2014, is part of our previously announced corporate strategy to, among other things, reduce corporate overhead and costs allocated to property owners. The Termination Plan will streamline our general corporate functions and we anticipate achieving annualized savings of approximately $8.0 million of corporate expenses and approximately $1.6 million of expenses allocated to our Owned Hotels, Joint Venture Hotels and Managed Hotels, based on 2013 incurred costs and targeted compensation levels. As a result of the Termination Plan, we anticipate recording a charge of approximately $8.6 million in the first quarter of 2014 related to the cost of one-time termination benefits of which approximately $6.4 million is expected to be paid in cash and approximately $2.2 million is expected to be recognized as non-cash stock compensation expense. See further discussion of the Termination Plan in Part I, “Item 1. “Business – 2013 and Other Recent Transactions and Developments – Termination Plan.”

We are obligated to maintain reserve funds for capital expenditures at our Owned Hotels as determined pursuant to our debt or lease agreements related to such hotels. Our Joint Venture Hotels and our Managed Hotels generally are subject to similar obligations under our management agreements or under debt agreements related to such hotels. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. Such agreements typically require us to reserve funds at amounts equal to 4% of the hotel’s revenues and require the funds to be set aside in restricted cash.

In addition to reserve funds for capital expenditures, our Owned Hotels debt and lease agreements also require us to deposit cash into escrow accounts for taxes, insurance and debt service or lease payments, among other things.

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

Our Series A preferred securities have an 8% dividend rate until October 15, 2014, a 10% dividend rate from October 15, 2014 to October 15, 2016, and a 20% dividend rate thereafter, with a 4% increase in the dividend rate during certain periods in which the Yucaipa Investors’ nominee to our Board of Directors has not been elected as a director or subsequently appointed as a director by our Board of Directors. At the 2013 Annual Meeting, Ron Burkle, the Yucaipa Investors’ nominee to the Board of Directors, was not re-elected to the Board of Directors, and as of July 14, 2013, had not been offered a seat on the Company’s Board of Directors. Accordingly, the dividend rate on the Series A preferred securities increased by 4% to 12% as of July 14, 2013. The cumulative unpaid dividends also have a dividend rate equal to the then applicable dividend rate on the Series A preferred securities. We have the option to accrue any and all dividend payments, and as of December 31, 2013, have not declared any dividends. As of December 31, 2013, we have undeclared dividends of approximately $32.2 million. We have the option to redeem any or all of the Series A preferred securities at any time.

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

Additionally, as our new managed hotels are developed, to the extent we have committed to contribute key money, equity or debt, these amounts will generally come due prior to or on the hotel opening. As of December 31, 2013, we did not have any equity or debt financing commitments relating to hotel development projects. As of December 31, 2013, our long-term key money commitments were approximately $7.0 million and our potential funding under cash flow guarantees at operating hotels and hotels under development at the maximum amount under the applicable contracts, but excluding contracts where the maximum cannot be determined, was $21.0 million, which includes an $8.0 million performance-based cash flow guarantee related to Delano Marrakech, which we believe we are not obligated to fund. See note 8 to our consolidated financial statements included elsewhere in this report for more information. In September 2013, we served notice of termination of our management agreement for Delano Marrakech following the failure by the owner of Delano Marrakech to remedy numerous breaches of the agreement. As a result, we have discontinued all affiliation with the hotel, including removal of the Delano name, and terminated management of the property, effective November 12, 2013. Pursuant to the management agreement, in the event of an owner default, we have no further obligations under the performance-based cash flow guarantee. The owner of the hotel is disputing the circumstances surrounding termination. Both parties are seeking arbitration of outstanding claims, including our claims for unpaid fees and reimbursements. Arbitration is expected to occur in early 2015.

Financing has not been obtained for some of our hotel development projects, and there can be no assurances that any or all of our development stage hotel projects will be developed as planned. If adequate project financing is not obtained, these projects may need to be limited in scope, deferred or cancelled altogether, and to the extent we have previously funded key money, an equity investment or debt financing on a cancelled project, we may be unable to recover the amounts funded.

Sources of Liquidity. Historically, we have satisfied our short-term and long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, equity and debt offerings, credit facilities, long-term mortgages and mezzanine loans on our properties, and cash generated through asset dispositions.

On February 6, 2014, we closed on the Hudson/Delano 2014 Mortgage Loan, as discussed more fully under “—Debt.” In the future, we may require additional asset sales, debt or equity financings to satisfy both our short-term and long-term liquidity requirements. These sources may include joint venture transactions and new financing opportunities, which may involve the restructuring of our outstanding debt or preferred securities, the disposition of assets and businesses, and the repurchase from time to time of our outstanding debt securities in open market transactions or otherwise.

As of December 31, 2013, we had approximately $352.4 million of remaining Federal tax net operating loss carryforwards to offset future income, including gains on future asset sales. We believe we have significant value available to us in Delano South Beach and Hudson, and that the tax basis of these assets is significantly less than their fair values. As of December 31, 2013, we estimate that the tax basis of Delano South Beach is approximately $60 million and that the tax basis in Hudson is approximately $140 million.

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

Mondrian South Beach Mortgage and Mezzanine Agreements. As of December 31, 2013, the joint venture’s outstanding nonrecourse mortgage debt was $33.0 million and mezzanine debt was $28.0 million. The joint venture also has an additional $28.0 million of mezzanine debt owed to affiliates of the joint venture partners. The lender’s nonrecourse mortgage loan and mezzanine loan related to Mondrian South Beach matured on August 1, 2009. In April 2010, the Mondrian South Beach ownership joint venture amended the nonrecourse financing and mezzanine loan agreements secured by Mondrian South Beach or related equity interests and extended the maturity date for up to seven years through one-year extension options until April 2017, subject to certain conditions. In March 2014, the joint venture exercised its option to extend the outstanding mortgage and mezzanine debt for another year until April 2015.

Morgans Group and affiliates of our joint venture partner have agreed to provide standard nonrecourse carve-out guaranties and provide certain limited indemnifications for the Mondrian South Beach mortgage and mezzanine loans. In the event of a default, the lenders’ recourse is generally limited to the mortgaged property or related equity interests, subject to standard nonrecourse carve-out guaranties for “bad boy” type acts. Morgans Group and affiliates of our joint venture partner also agreed to guaranty the joint venture’s obligation to reimburse certain expenses incurred by the lenders and indemnify the lenders in the event such lenders incur liability in connection with certain third-party actions. Morgans Group and affiliates of our joint venture partner have also guaranteed the joint venture’s liability for the unpaid principal amount of any seller financing note provided for condominium sales if such financing or related mortgage lien is found unenforceable, provided they shall not have any liability if the seller financed unit becomes subject again to the lien of the lender’s mortgage or title to the seller financed unit is otherwise transferred to the lender or if such seller financing note is repurchased by Morgans Group and/or affiliates of our joint venture partner at the full amount of unpaid principal balance of such seller financing note. In addition, although construction is complete and Mondrian South Beach opened on December 1, 2008, Morgans Group and affiliates of our joint venture partner may have continuing obligations under construction completion guaranties until all outstanding payables due to construction vendors are paid. As of December 31, 2013, there were remaining payables outstanding to vendors of approximately $0.4 million. Pursuant to a letter agreement with the lenders for the Mondrian South Beach loan, the joint venture agreed that these payables, many of which are currently contested or under dispute, will not be paid from operating funds but only from tax abatements and settlements of certain lawsuits. In the event funds from tax abatements and settlements of lawsuits are insufficient to repay these amounts in a timely manner, we and our joint venture partner are required to fund the shortfall amounts.

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

Mondrian SoHo. As of December 31, 2013, the Mondrian SoHo joint venture’s outstanding mortgage debt secured by the hotel was $196.0 million, excluding $27.2 million of deferred interest. The loan matured on November 15, 2012. In January 2013, the lender initiated foreclosure proceedings seeking, among other things, the ability to sell the property free and clear of our management agreement. We moved to dismiss the lender’s complaint on the grounds that, among other things, our management agreement is not terminable upon a foreclosure. On April 2, 2013, the lender opposed our motion to dismiss and cross-moved for summary judgment. On August 12, 2013, the court heard oral argument on both motions, as well as a third motion brought by us to strike an affirmation submitted by lender’s attorney. On January 27, 2014, the court granted Morgans Management’s motion to dismiss on the ground that a management contract does not constitute an interest subject to foreclosure, and denied lender’s motion for summary judgment as moot. On February 27, 2014, the court held a status conference where a schedule was set for further proceedings including a further summary judgment motion to be filed by the lender within 30 days as to the remaining defendants.

In February 2013, the owner of Mondrian SoHo, a joint venture in which Morgans Group owns a 20% equity interest, gave notice purporting to terminate Morgans Management as manager of the hotel. It also filed a lawsuit against us seeking termination of the management agreement on the same grounds. In addition, we, through our equity affiliate, filed a separate action against the owner and its parent in the Delaware Chancery Court for, among other things, breaching fiduciary duties and their joint venture agreement for failing to obtain consent prior to the termination. That action was subsequently consolidated with the termination action. On September 20, 2013, the Delaware Chancery Court ruled that the joint venture owning Mondrian SoHo terminated the hotel management agreement on agency grounds, that we must vacate the hotel forthwith or on whatever other timetable the hotel owner chooses, and that two claims by our equity affiliate are dismissed but not its breach of fiduciary duty claim. On September 30, 2013, we filed a motion for reconsideration and to stay execution of the judgment pending appeal. That motion is still pending, and no final order has as yet been issued. By joint stipulation of the parties, granted on February 21, 2014, Sochin JV will file its opposition to the motion for reconsideration and to stay by March 24, 2014, following which the court will issue its ruling. The parties have also stipulated to move, answer or otherwise respond to the operative complaints, by March 24, 2014. Should we not prevail on our motion for reconsideration and to stay, we intend to vigorously pursue our rights on appeal, but no assurance can be provided that we will prevail or otherwise retain management of the hotel.

On April 30, 2013, we filed a lawsuit against Cape Soho Holdings, LLC and Cape Advisors Inc. in New York Supreme Court for damages based on the wrongful attempted termination of the management agreement, defamation, and breach of fiduciary and other obligations under the parties’ joint venture agreement. On August 23, 2013, the owner moved to dismiss that complaint. As of January 13, 2014, that motion has been fully briefed, and oral argument has been set for April 10, 2014. It is not possible to predict with reasonable certainty the outcome of this action, nor the amount of damages we are likely to recover should we ultimately prevail on one or more of our claims.

Additionally, there have been and, due to the fact that the lender controls all of the cash flow, may continue to be cash shortfalls from the operations of the hotel from time to time which have required additional fundings by us and our joint venture partner. For example, in 2012, we funded approximately $1.0 million in cash shortfalls at Mondrian SoHo, which were treated in part as additional capital contributions and in part as loans from Morgans Management. We subsequently deemed such amounts uncollectible in 2012 and recorded an impairment charge through equity in loss of unconsolidated joint ventures.

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

Ames. On April 26, 2013, the joint venture closed on a new loan agreement with the mortgage lenders that provides for a reduction of the mortgage debt and an extension of maturity in return for a cash paydown. We did not contribute to the cash paydown and instead entered into an agreement with our joint venture partner pursuant to which, among other things, (1) we assigned our equity interests in the joint venture to our joint venture partner, (2) we agreed to give our joint venture partner the right to terminate our management agreement upon 60 days prior notice in return for an aggregate payment of $1.8 million, and (3) a creditworthy affiliate of our joint venture partner has assumed all or a portion of our liability with respect to historic tax credit guaranties, with our liability for any tax credit guaranties capped, in any event, at $3.0 million in the aggregate. The potential liability for historic tax credit guaranties relates to approximately $16.9 million of federal and state historic rehabilitation tax credits that Ames qualified for at the time of its development. As of December 31, 2013, there has been no triggering event that would require us to accrue any potential liability related to the historic tax credit guarantee. Effective July 17, 2013, we no longer manage Ames.

Mondrian Istanbul. Additionally, due to our joint venture partner’s failure to achieve certain agreed milestones in the development of the hotel, in early 2014, we exercised a put option under our Mondrian Istanbul joint venture agreement that requires our joint venture partner to buy back our equity interests in the Mondrian Istanbul joint venture. Our rights under that joint venture agreement are secured by, among other things, a mortgage on the property. In February 2014, we issued a notice of default to our joint venture partner, as they failed to buy back our equity interests by the contractual deadline, and further notified our joint venture partner that we plan to begin foreclosure proceedings as a result of the event of default. We do not currently anticipate that these proceeding will have an impact on our management agreement should the hotel development continue.

Potential Litigation. We may have potential liability in connection with certain claims by a designer for which we have accrued $13.9 million as of December 31, 2013, as discussed in note 6 of our consolidated financial statements.

We are also defendants to lawsuits in which plaintiffs have made claims for monetary damages against us. See Part I, “Item 3. Legal Proceedings.”

Other Possible Uses of Capital. As we pursue our growth strategy, we may continue to invest in new management, franchise and license agreements through key money, equity or debt investments. To fund any such future investments, we may from time to time pursue various potential financing opportunities available to us.

We have a number of additional development projects signed or under consideration, some of which may require equity investments, key money or credit support from us. In addition, through certain cash flow guarantees, we may have potential future fundings for operating hotels and hotels under development, as discussed in note 8 of our consolidated financial statements.

Comparison of Cash Flows for the Year Ended December 31, 2013 to December 31, 2012

Operating Activities. Net cash used in operating activities was $3.1 million for the year ended December 31, 2013 as compared to net cash used in operating activities of $39.5 million for the year ended December 31, 2012. This decrease in cash used was primarily due to improved operating results at our Owned Hotels.

Investing Activities. Net cash used in investing activities amounted to $7.4 million for the year ended December 31, 2013 as compared to net cash used in investing activities of $61.1 million for the year ended December 31, 2012. The decrease was primarily related to renovation costs incurred during the year ended December 31, 2012 at Delano South Beach and Hudson, two of our Owned Hotels which were under renovation during the period. Additionally, during the year ended December 31, 2012, we acquired the leasehold interests in three food and beverage venues at Mandalay Bay in Las Vegas in connection with our Delano Las Vegas project and related agreements with MGM for $15.0 million in cash and funded key money investments in Delano Moscow and Delano Marrakech.

Financing Activities. Net cash provided by financing activities amounted to $14.7 million for the year ended December 31, 2013 as compared to net cash provided by financing activities of $77.6 million for the year ended December 31, 2012. This decrease in cash provided was primarily due to the Hudson mortgage refinancing which occurred in November 2012, discussed below in “—Debt” as well as decreased net funds being borrowed against the Delano Credit Facility during the year ended December 31, 2013 as compared to the same period in 2012.

Debt

Hudson/Delano 2014 Mortgage Loan. On February 6, 2014, certain of our subsidiaries entered into a new mortgage financing with Citigroup Global Markets Realty Corp. and Bank of America, N.A., as lenders, consisting of nonrecourse mortgage and mezzanine loans in the aggregate principal amount of $450 million, secured by mortgages encumbering Delano South Beach and Hudson and pledges of equity interests in certain of our subsidiaries.

The Hudson/Delano 2014 Mortgage Loan bears interest at a reserve adjusted blended rate of 30-day LIBOR plus 565 basis points. We will maintain an interest rate cap for the amount of the Hudson/Delano 2014 Mortgage Loan that will cap the LIBOR rate on the debt under the Hudson/Delano 2014 Mortgage Loan at approximately 1.75% through the initial maturity date.

The Hudson/Delano 2014 Mortgage Loan matures on February 9, 2016. We have three, one-year extension options that will permit us to extend the maturity date of the Hudson/Delano 2014 Mortgage Loan to February 9, 2019, if certain conditions are satisfied at the respective extension dates, including delivery by the borrowers of a business plan and budget for the extension term reasonably satisfactory to the lenders and achievement by us of a specified debt yield. The second and third extensions would also require the payment of an extension fee in an amount equal to 0.25% of the then outstanding principal amount under the Hudson/Delano 2014 Mortgage Loan. A minimum unencumbered assets requirement may also be required if certain other indebtedness (as same may be amended, supplemented, modified, refinanced or replaced) becomes due during the extension term. We may prepay the Hudson/Delano 2014 Mortgage Loan in an amount necessary to achieve the specified debt yield.

The Hudson/Delano 2014 Mortgage Loan may be prepaid at any time, in whole or in part, subject to payment of a prepayment premium for any prepayment prior to August 9, 2015. There is no prepayment premium after August 9, 2015.

The Hudson/Delano 2014 Mortgage Loan is assumable under certain conditions, and provides that either one of the encumbered hotels may be sold, subject to prepayment of the Hudson/Delano 2014 Mortgage Loan at a specified release price and satisfaction of certain other conditions.

The Hudson/Delano 2014 Mortgage Loan contains restrictions on the ability of the borrowers to incur additional debt or liens on their assets and on the transfer of direct or indirect interests in Hudson or Delano South Beach and the owners of Hudson and Delano South Beach and other affirmative and negative covenants and events of default customary for multiple asset commercial mortgage-backed securities (CMBS) loans. The Hudson/Delano 2014 Mortgage Loan is nonrecourse to our subsidiaries that are the borrowers under the loan, except pursuant to certain carveouts detailed therein. In addition, we have provided a customary environmental indemnity and nonrecourse carveout guaranty under which we would have liability with respect to the Hudson/Delano 2014 Mortgage Loan if certain events occur with respect to the borrowers, including voluntary bankruptcy filings, collusive involuntary bankruptcy filings, changes to the Hudson capital lease without prior written consent of the lender, violations of the restrictions on transfers, incurrence of additional debt, or encumbrances of the property of the borrowers. The nonrecourse carveout guaranty requires us to maintain minimum unencumbered assets (as defined in the nonrecourse carveout guaranty) until the Convertible Notes and TLG Promissory Notes are repaid, extended, refinanced or replaced beyond the term of the Hudson/Delano 2014 Mortgage Loan. Further, the nonrecourse carveout guaranty prohibits the payment of dividends on or repurchase of our common stock.

The net proceeds from the Hudson/Delano 2014 Mortgage Loan were applied to (1) repay $180 million of outstanding mortgage debt under the Hudson 2012 Mortgage Loan, defined below, (2) repay $37 million of indebtedness under the Delano Credit Facility, (3) provide cash collateral for reimbursement obligations with respect to a $10.0 million letter of credit under the Delano Credit Facility, and (4) fund reserves required under the Hudson/Delano 2014 Mortgage Loan, with the remainder available for general corporate purposes and working capital, which may include the repayment of other indebtedness, including the Convertible Notes and TLG Promissory Notes, subject to certain minimum unencumbered asset requirements. On February 28, 2014, we used cash on hand, including proceeds of the Hudson/Delano 2014 Mortgage Loan, to repurchase $88.0 million of our Convertible Notes in connection with the Yucaipa Note Repurchase.

Hudson 2012 Mortgage Loan. On November 14, 2012, certain of our subsidiaries which own Hudson entered into a new mortgage financing with UBS Real Estate Securities Inc., as lender, consisting of a $180.0 million nonrecourse mortgage loan, secured by Hudson, that was fully-funded at closing (the “Hudson 2012 Mortgage Loan”). The net proceeds from the Hudson 2012 Mortgage Loan were applied to (1) repay $115 million of outstanding mortgage debt under the previous Hudson mortgage loan and related fees, (2) repay $36.0 million of indebtedness under our revolving credit facility, and (3) fund reserves required under the Hudson 2012 Mortgage Loan, with the remainder available for general corporate purposes.

The Hudson 2012 Mortgage Loan bore interest at a reserve adjusted blended rate of 30-day LIBOR (with a minimum of 0.50%) plus 840 basis points. We maintained an interest rate cap for the amount of the Hudson 2012 Mortgage Loan that capped the LIBOR rate on the debt under the Hudson 2012 Mortgage Loan at approximately 2.5% through the maturity date.

The Hudson 2012 Mortgage Loan was scheduled to mature on February 9, 2014, with extension options that would have permitted us to extend the maturity date of the Hudson 2012 Mortgage Loan to February 9, 2015, if certain conditions were satisfied at the extension date. There was no prepayment premium to prepay the Hudson 2012 Mortgage Loan after November 9, 2013. In connection with the closing of Hudson/Delano 2014 Mortgage Loan, described more fully below, the Hudson 2012 Mortgage Loan was prepaid and terminated on February 6, 2014.

Delano Credit Facility. On July 28, 2011, we and certain of our subsidiaries (collectively, the “Borrowers”), including Beach Hotel Associates LLC (the “Florida Borrower”), entered into the Delano Credit Facility with Deutsche Bank Securities Inc. as sole lead arranger, Deutsche Bank Trust Company Americas, as agent, and the lenders party thereto.

The Delano Credit Facility provided commitments for a $100 million revolving credit facility and included a $15 million letter of credit sub-facility. The maximum amount of such commitments available at any time for borrowings and letters of credit was determined according to a borrowing base valuation equal to the lesser of (i) 55% of the appraised value of Delano South Beach (the “Florida Property”) and (ii) the adjusted net operating income for the Florida Property divided by 11%. Extensions of credit under the Delano Credit Facility were available for general corporate purposes. The commitments under the Delano Credit Facility would have terminated on July 28, 2014, at which time all outstanding amounts under the Delano Credit Facility would have been due and payable. As of December 31, 2013, our maximum availability under the Delano Credit Facility was $100.0 million, of which $37.0 million of borrowings were outstanding and $10.0 million of letters of credit were posted.

The obligations of the Borrowers under the Delano Credit Facility were guaranteed by us. Such obligations were also secured by a mortgage on the Florida Property and all associated assets of the Florida Borrower, as well as a pledge of all equity interests in the Florida Borrower.

The interest rate applicable to loans under the Delano Credit Facility was a floating rate of interest per annum, at the Borrowers’ election, of either LIBOR (subject to a LIBOR floor of 1.00%) plus 4.00%, or a base rate, as set forth in the agreement, plus 3.00%. In addition, a commitment fee of 0.50% applied to the unused portion of the commitments under the Delano Credit Facility.

The Borrowers’ ability to borrow under the Delano Credit Facility was subject to ongoing compliance by us and the Borrowers with various customary affirmative and negative covenants, including limitations on liens, indebtedness, issuance of certain types of equity, affiliated transactions, investments, distributions, mergers and asset sales. In addition, the Delano Credit Facility required that we and the Borrowers maintain a fixed charge coverage ratio (consolidated EBITDA to consolidated fixed charges) of no less than (i) 1.05 to 1.00 at all times on or prior to June 30, 2012 and (ii) 1.10 to 1.00 at all times thereafter. As of December 31, 2013, we were in compliance with the fixed charge coverage ratio under the Delano Credit Facility and the fixed charge coverage ratio was 1.55x.

In connection with the closing of the Hudson/Delano 2014 Mortgage Loan, described more fully below, the Delano Credit Facility was terminated on February 6, 2014 after repayment of the outstanding debt thereunder.

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

Clift. We lease Clift under a 99-year nonrecourse lease agreement expiring in 2103. The lease is accounted for as a financing with a liability balance of $91.5 million at December 31, 2013.

Due to the amount of the payments stated in the lease, which increase periodically, and the economic environment in which the hotel operates, our subsidiary that leases Clift is not always able to operate Clift at a profit and Morgans Group may fund cash shortfalls sustained at Clift in order to enable our subsidiary to make lease payments from time to time. Our subsidiary that leases Clift was not able to make certain lease payments in 2010 and Morgans Group elected not to fund the cash shortfalls. Litigation ensued, and on September 17, 2010, we and our subsidiaries entered into a settlement and release agreement with the lessors under the Clift ground lease which, among other things, reduced the lease payments due to the lessors for the period March 1, 2010 through February 29, 2012. Effective March 1, 2012, the annual rent reverted to the rent stated in the lease agreement, which provides for base annual rent of approximately $6.0 million per year through October 2014. Thereafter, the base rent increases at 5-year intervals by a formula tied to increases in the Consumer Price Index, with a maximum increase of 40% and a minimum increase of 20% at October 2014, and a maximum increase of 20% and a minimum increase of 10% at each 5-year rent increase date thereafter. The lease is nonrecourse to us. Morgans Group also entered into a limited guaranty, whereby Morgans Group agreed to guarantee losses of up to $6 million suffered by the lessors in the event of certain “bad boy” type acts.

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

In connection with the private offering, we entered into certain Convertible Note hedge and warrant transactions. These transactions are intended to reduce the potential dilution to the holders of our common stock upon conversion of the Convertible Notes and generally have the effect of increasing the conversion price of the Convertible Notes to approximately $40.00 per share, representing a 82.23% premium based on the closing sale price of our common stock of $21.95 per share on October 11, 2007. The net proceeds to us from the sale of the Convertible Notes were approximately $166.8 million (of which approximately $24.1 million was used to fund the Convertible Note call options and warrant transactions).

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

From April 21, 2010 to July 21, 2010, the Yucaipa Investors purchased $88 million of the Convertible Notes from third parties. On February 28, 2014, we entered into a Note Repurchase Agreement with the Yucaipa Investors, pursuant to which we repurchased the $88 million of Convertible Notes owned by them for an amount equal to their principal balance plus accrued interest. We used cash on hand, including proceeds of the Hudson/Delano 2014 Mortgage Loan, for this repurchase. Following the closing under the Note Repurchase Agreement, the principal amount of the outstanding Convertible Notes has been reduced to $84.5 million.

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

TLG Promissory Notes. On November 30, 2011 pursuant to purchase agreements entered into on November 17, 2011, certain of our subsidiaries completed the acquisition of 90% of the equity interests in TLG for a purchase price of $28.5 million in cash and up to $18 million in TLG Promissory Notes convertible into shares of our common stock at $9.50 per share subject to the achievement of certain EBITDA targets for the acquired business. The TLG Promissory Notes were allocated $16.0 million to Mr. Sasson and $2.0 million to Mr. Masi.

The maximum payment of $18.0 million under the TLG Promissory Notes is based on TLG achieving Non-Morgans EBITDA of at least $18 million during the 27-month period starting on January 1, 2012, with ratable reduction of the payment if less than $18 million of Non-Morgans EBITDA is earned. The TLG Promissory Notes mature November 30, 2015 and may be voluntarily prepaid at any time. At either Messrs. Sasson’s or Masi’s options, the TLG Promissory Notes are payable in cash or in our common stock valued at $9.50 per share. Each of the TLG Promissory Notes earns interest at an annual rate of 8%, provided that if the notes are not paid or converted on or before November 30, 2014, the interest rate increases to 18%. The TLG Promissory Notes provide that 75% of the accrued interest is payable quarterly in cash and the remaining 25% accrues and is payable at maturity. Morgans Group has guaranteed payment of the TLG Promissory Notes and interest.

As of the issue date, the fair value of the TLG Promissory Notes was estimated at approximately $15.5 million utilizing a Monte Carlo simulation to estimate the probability of the performance conditions being satisfied. The fair value of the TLG Promissory Notes was $18.0 million as of December 31, 2013 and was estimated using the following assumptions in the Monte-Carlo simulation: expected price volatility for the Company’s stock of 15%; a risk free rate of 0.1%; and no dividend payments over the measurement period.

On June 17, 2013 and thereafter, we received Notices from each of Andrew Sasson and Andy Masi pursuant to the $18.0 million TLG Promissory Notes issued to Messrs. Sasson and Masi. The Notices claimed that a total of $18 million of outstanding principal balances under the TLG Promissory Notes, plus any accrued and unpaid interest, was immediately due and payable to Messrs. Sasson and Masi as the result of a “Change of Control” in connection with the election of directors at our 2013 Annual Meeting. On August 1, 2013, we received a purported notice of Event of Default, acceleration and default interest under the TLG Promissory Notes. On August 5, 2013, Messrs. Sasson and Masi filed a lawsuit in the Supreme Court of the State of New York against TLG Acquisition and Morgans Group alleging, among other things, breach of contract and an event of default under the TLG Promissory Notes as a result of our failure to repay the TLG Promissory Notes following the alleged “Change of Control”. The complaint sought payment of Mr. Sasson’s $16 million TLG Promissory Note and Mr. Masi’s $2 million TLG Promissory Note, plus interest compounded to principal, as well as default interest, and reasonable costs and expenses incurred in the lawsuit. We believe that a Change of Control, within the meaning of the TLG Promissory Notes, has not occurred and that no prepayments are required under the TLG Promissory Notes. On September 26, 2013, we filed a motion to dismiss the complaint. On February 6, 2014, the court granted our motion to dismiss.

Hudson Capital Leases. We lease two condominium units at Hudson which are reflected as capital leases with balances of $6.1 million at December 31, 2013. Currently annual lease payments total approximately $900,000 and are subject to increases in line with inflation. The leases expire in 2096 and 2098.

Restaurant Lease Note. In August 2012, we entered into an agreement with MGM to convert THEhotel to Delano Las Vegas, which will be managed by MGM pursuant to a 10-year licensing agreement, with two 5-year extensions at our option, subject to performance thresholds. In addition, we acquired the leasehold interests in three food and beverage venues at Mandalay Bay in Las Vegas from an existing tenant for $15.0 million in cash at closing and a principal-only $10.6 million note (the “Restaurant Lease Note”) to be paid over seven years.

The Restaurant Lease Note does not bear interest except in the event of default, as defined in the agreement. In accordance with ASC 470, Debt, we imputed interest on the Restaurant Lease Note, which was recorded at its fair value of $7.5 million as of the date of issuance. At December 31, 2013, the recorded balance outstanding on the Restaurant Lease Note is $6.6 million.

Joint Venture Debt. See “— Other Liquidity Matters” and “— Off-Balance Sheet Arrangements” for descriptions of joint venture debt.

Contractual Obligations

We have various contractual obligations that are recorded as liabilities in our consolidated financial statements. We also enter into other purchase commitments and other executory contracts that are not recognized as liabilities until services are performed or goods are received. The following table summarizes our contractual obligations and other commitments as of December 31, 2013, excluding interest, except as indicated, and debt obligations at our Joint Venture Hotels:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(In thousands)
Hudson 2012 Mortgage Loan(1)	$180,000	$180,000	$—	$—	$—
Delano Credit Facility (1)	37,000	37,000	—	—	—
Liability to subsidiary trust	50,100	—	—	—	50,100
Convertible Notes	172,500	172,500	—	—	—
Interest on mortgage, notes payable and liability to subsidiary trust (2)	103,327	12,005	8,697	8,697	73,928
TLG Promissory Note (3)	18,000	18,000	—	—	—
Restaurant Lease Note	8,785	1,464	4,393	2,928	—
Redeemable noncontrolling interest (4)	4,953	4,953	—	—	—
Capitalized lease obligations including amounts representing interest (5)	133,473	491	977	977	131,028
Operating lease obligations (6)	48,010	4,673	9,432	9,371	24,534

Total	$756,148	$431,086	$23,499	$21,973	$279,590

The following table summarizes our contractual obligations and other commitments as of December 31, 2013 on a pro forma basis as if we had completed the closing of the Hudson/Delano 2014 Mortgage Loan, the repayment of the Hudson 2012 Mortgage Loan and Delano Credit Facility, and the repurchase of $88.0 million of Convertible Notes pursuant to the Yucaipa Note Repurchase in 2013, excluding interest, except as indicated, and debt obligations at our Joint Venture Hotels:

	Payments Due by Period
Pro Forma Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(In thousands)
Hudson / Delano 2014 Mortgage Loan	$450,000	$—	$450,000	$—	$—
Liability to subsidiary trust	50,100	—	—	—	50,100
Convertible Notes	84,500	84,500	—	—	—
Interest on mortgage, notes payable and liability to subsidiary trust (7)	153,834	33,680	37,529	8,697	73,928
TLG Promissory Note (3)	18,000	18,000	—	—	—
Restaurant Lease Note	8,785	1,464	4,393	2,928	—
Redeemable noncontrolling interest (4)	4,953	4,953	—	—	—
Capitalized lease obligations including amounts representing interest (5)	133,473	491	977	977	131,028
Operating lease obligations (6)	48,010	4,673	9,432	9,371	24,534

Total	$951,655	$147,761	$502,331	$21,973	$279,590

(1)	Amount was repaid on February 6, 2014 in connection with the Hudson/Delano 2014 Mortgage Loan, as discussed under “—Debt.”
(2)	Includes interest on the Hudson 2012 Mortgage Loan, which was repaid on February 6, 2014 in connection with the Hudson/Delano 2014 Mortgage Loan, Convertible Notes, of which $88.0 million were repurchased on February 28, 2014 pursuant to the Yucaipa Note Repurchase, TLG Promissory Note, Restaurant Lease Note, and liability to subsidiary trust.
(3)	The TLG Promissory Notes mature on November 30, 2015, although we may elect to prepay them on or prior to November 30, 2014 when the interest rate increases to 18%.
(4)	Represents a calculation of amounts due related to the Sasson-Masi Put Options as of December 31, 2013.
(5)	Includes amounts related to the Clift lease, Hudson capital leases, and other capital leases, which are immaterial to our consolidated financial statements, related to equipment at certain of the hotels.
(6)	Includes amounts related to the portion of the Hudson capital lease payments, which are allocable to land and treated as operating lease payments, lease payments to hotel owners related to certain of our Owned F&B Operations, minimum lease payments related to our three restaurants at Mandalay Bay, and our corporate office lease.
(7)	Includes interest on the Hudson/Delano 2014 Mortgage Loan, remaining $84.5 million of outstanding Convertible Notes, TLG Promissory Note, Restaurant Lease Note, and liability to subsidiary trust.

The tables above exclude our $32.5 million key money obligations and $21.0 million cash flow guarantees related to our hotel development projects, discussed further in note 8 to our consolidated financial statements. The tables above also exclude the $10 million letter of credit outstanding related to our investment in Mondrian Baha Mar. We escrowed the $10.0 million in a collateral account in February 2014 with proceeds from the Hudson/Delano 2014 Mortgage Loan. Additionally, the tables exclude the $0.7 million key money obligation related to the franchise agreement for a Morgans Original branded hotel in Istanbul, Turkey, which was signed in January 2014. Financing has not been obtained for certain of these hotel projects, and there can be no assurances that any or all of our development stage hotel projects will be developed as planned. If adequate project financing is not obtained, these projects may need to be limited in scope, deferred or cancelled altogether, and to the extent we have previously funded key money or an equity or debt investment on a cancelled project, we may be unable to recover the amounts funded.

The tables above include certain of our Owned F&B Operations, which lease space from hotels in which we do not have an ownership interest. We may be obligated to make lease payments at these venues if the food and beverage operations do not cover the lease obligations.

As described in “—Derivative Financial Instruments” below, we use some derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. As such, the interest rate on our debt is fixed for the majority of our outstanding debt, which is reflected in the interest obligations reported in the tables above.

On October 15, 2009, we issued 75,000 shares of Series A preferred securities to the Yucaipa Investors. The holders of such Series A preferred securities are entitled to cumulative cash dividends, payable in arrears on every three-month anniversary following the original date of issuance if such dividends are declared by the Board of Directors or an authorized committee thereof. Our Series A preferred securities have an 8% dividend rate until October 15, 2014, a 10% dividend rate from October 15, 2014 to October 15, 2016, and a 20% dividend rate thereafter, with a 4% increase in the dividend rate during certain periods in which the Yucaipa Investors’ nominee to our Board of Directors has not been elected as a director or subsequently appointed as a director by our Board of Directors. At the 2013 Annual Meeting, Ron Burkle, the Yucaipa Investors’ nominee to the Board of Directors, was not re-elected to the Board of Directors, and as of July 14, 2013, had not been offered a seat on the Company’s Board of Directors. Accordingly, the dividend rate on the Series A preferred securities increased by 4% to 12% as of July 14, 2013. The Yucaipa Investors contend that the 4% dividend rate increase was effective June 14, 2013. The cumulative unpaid dividends also have a dividend rate equal to the then applicable dividend rate on the Series A preferred securities. We have the option to accrue any and all dividend payments, and as of December 31, 2013, have not declared any dividends. As of December 31, 2013, we have undeclared dividends of approximately $32.2 million, which amount is not included in the tables above. We have the option to redeem any or all of the Series A preferred securities at any time.

The tables above also exclude our approximately $6.4 million cash obligation related to the Termination Plan which we expect to pay in early 2014. See further discussion of the Termination Plan in Part I, “Business—2013 and Other Recent Transactions and Developments—Termination Plan.”

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

To help demonstrate seasonality, the table below provides room revenues by quarter for the years ended December 31, 2013 and 2012 for Hudson and Delano South Beach, both of which are our fee-owned hotels included in our Owned Hotels as of December 31, 2013.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions)
Hudson Room Revenues
2013	$10.8	$18.8	$17.4	$19.5
2012	$7.6	$13.9	$13.1	$18.8
Delano South Beach Room Revenues
2013	$8.8	$5.4	$4.3	$7.0
2012	$7.4	$5.9	$3.9	$6.6

Given the guestroom and corridor renovations at Hudson, which began in the fourth quarter of 2011 and were completed in late 2012, the impact of seasonality in 2012 and 2013 was not as significant as in prior periods. Further, due to the recent global economic downturn, the impact of seasonality in 2012 and 2013 was not as significant as in pre-recessionary periods and may continue to be less pronounced in 2014 depending on the timing and strength of the economic recovery.

To the extent that cash flows from operations are insufficient during any quarter, due to temporary or seasonal fluctuations in revenues, we may have to enter into additional short-term borrowings to meet cash requirements.

Capital Expenditures and Reserve Funds

We are obligated to maintain reserve funds for capital expenditures at our Owned Hotels as determined pursuant to our debt or lease agreements related to such hotels. As of December 31, 2013, approximately $0.7 million was available in restricted cash reserves for future capital expenditures under these obligations related to our Owned Hotels.

Our Joint Venture Hotels and our Managed Hotels generally are subject to similar obligations under our management agreements or under debt agreements related to such hotels. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. Such agreements typically require the hotel owner to reserve funds at amounts equal to 4% of the hotel’s revenues and require the funds to be set aside in restricted cash.

In addition to reserve funds for capital expenditures, our Owned Hotels debt and lease agreements also require us to deposit cash into escrow accounts for taxes, insurance and debt service or lease payments, among other things.

On March 1, 2012, we completed a $10.8 million renovation at Delano South Beach which began in the third quarter of 2011. The renovations included the re-opening of a newly concepted restaurant, Bianca, improved public areas, such as the Rose Bar and pool and beach bars, a new nightclub, FDR, upgraded exclusive bungalows and suites, and 1,200 square feet of additional meeting space.

At Hudson, we spent most of 2012 renovating all the guest rooms and corridors and converting SRO units into new guest rooms. The renovation was completed in September 2012 and the conversion of 32 SRO units into guest rooms was completed in January 2013. The total number of guest rooms at Hudson was 866 as of December 31, 2013. In November 2012, we launched Hudson Lodge, a winter pop-up venue at the hotel’s private park. Additionally, in February 2013, we opened a new restaurant at Hudson, Hudson Commons, which is a modern-day beer hall and burger joint featuring a wide selection of local craft beers, inventive preparations of classic American fare, and soda shop-inspired specialty cocktails. The primary bar, Henry, opened in September 2013 after reconcepting and renovation. Henry is a cocktail bar and lounge featuring an inventive and experimental mixology program at Hudson. Additionally, in 2014, we plan to convert an additional nine SRO units into 11 new guest rooms. We anticipate these 11 new guestrooms will be completed in the second quarter of 2014 and once completed, will increase the room count at Hudson to 877.

We anticipate Clift will need to be renovated in the next few years, which may require significant capital.

The Hudson 2012 Mortgage Loan provided that, in the event the debt yield ratio fell below certain defined thresholds, all cash from the property was to be deposited into accounts controlled by the lenders from which debt service and operating expenses, including management fees, were paid and from which other reserve accounts were funded. Any excess amounts were retained by the lenders until the debt yield ratio exceeds the required thresholds for three consecutive months. As of December 31, 2013, $11.2 million was held by the lenders in this reserve account, which was released to us at the closing of the Hudson/Delano 2014 Mortgage Loan in February 2014.

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

As of December 31, 2013, we had one interest rate cap outstanding and the fair value of this interest rate cap was insignificant.

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

On October 15, 2009, we entered into a securities purchase agreement with the Yucaipa Investors. Under the securities purchase agreement, we issued and sold to the Yucaipa Investors (i) $75.0 million of preferred stock comprised of 75,000 shares of the our Series A preferred securities, $1,000 liquidation preference per share, and (ii) the Yucaipa Warrants to purchase 12,500,000 shares of the Company’s common stock at an exercise price of $6.00 per share. The Yucaipa Warrants have a 7-1/2 year term and are exercisable utilizing a cashless exercise method only, resulting in a net share issuance. The exercise price and number of shares subject to the warrant are both subject to certain anti-dilution adjustments.

Off-Balance Sheet Arrangements

As of December 31, 2013, we had unconsolidated joint ventures that we account for using the equity method of accounting, most of which have mortgage or related debt, as described in “—Other Liquidity Matters” above. In some cases, we provide nonrecourse carve-out guaranties of joint venture debt, which guaranties are only triggered in the event of certain “bad boy” acts, and other limited liquidity or credit support, as described in “—Other Liquidity Matters” above.

Mondrian South Beach. We own a 50% interest in Mondrian South Beach, an apartment building which was converted into a condominium and hotel. Mondrian South Beach opened in December 2008, at which time we began operating the property under a 20-year management contract. We also own a 50% interest in a mezzanine financing joint venture with an affiliate of our Mondrian South Beach joint venture partner through which a total of $28.0 million in mezzanine financing was provided to the Mondrian South Beach joint venture. As of December 31, 2013, the Mondrian South Beach joint venture’s outstanding nonrecourse mortgage debt secured by the hotel was $33.0 million and mezzanine debt secured by related equity interests was $28.0 million, and the outstanding mezzanine debt owed to the mezzanine financing joint venture was $28.0 million. In March 2014, the Mondrian South Beach joint venture exercised its option to extend the outstanding mortgage and mezzanine debt for another year until April 2015.

In April 2010, the Mondrian South Beach joint venture amended the nonrecourse financing and mezzanine loan agreements secured by Mondrian South Beach or related equity interests and extended the maturity date for up to seven years through one-year extension options until April 2017, subject to certain conditions. Among other things, the amendment allowed the joint venture to accrue all interest through April 2012, allows the joint venture to accrue a portion of the interest thereafter and provides the joint venture the ability to provide seller financing to qualified condominium buyers with up to 80% of the condominium purchase price. The amendment also provides that the $28.0 million mezzanine financing invested in the property by the mezzanine financing joint venture be elevated in the capital structure to become, in effect, on par with the lender’s mezzanine debt so that the mezzanine financing joint venture receives at least 50% of all returns in excess of the first mortgage.

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

We accounted for this investment under the equity method of accounting through December 31, 2012, until our recording of losses was suspended due to our investment balance reaching zero. At December 31, 2013, our investment in Mondrian South Beach was reduced to zero as a result of our allocated share of Mondrian South Beach’s equity in loss. Our equity in loss of Mondrian South Beach was $4.0 million and $1.8 million for the years ended December 31, 2012, and 2011 respectively. We recorded no equity in loss during the year ended December 31, 2013.

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

Based on the decline in market conditions following the inception of the joint venture and the need for additional funding to complete the hotel, we wrote down our investment in Mondrian SoHo to zero in June 2010 and recorded an impairment charge of $10.7 million through equity in loss of unconsolidated joint ventures for the year ended December 31, 2010. We have recorded all additional fundings as impairment charges through equity in loss of unconsolidated joint ventures during the periods the funds were contributed. As of December 31, 2013, our financial statements reflect no value for our investment in the Mondrian SoHo joint venture. During the year December 31, 2013, we recorded a non-cash impairment charge of $1.5 million related to certain outstanding receivables due from Mondrian SoHo through impairment loss on receivables and other assets from managed hotel and unconsolidated joint venture.

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

As of December 31, 2013, the Mondrian SoHo joint venture’s outstanding mortgage debt secured by the hotel was $196.0 million, excluding $27.2 million of deferred interest. The loan matured on November 15, 2012. In January 2013, the lender initiated foreclosure proceedings seeking, among other things, the ability to sell the property free and clear of our management agreement. We moved to dismiss the lender’s complaint on the grounds that, among other things, our management agreement is not terminable upon a foreclosure. On April 2, 2013, the lender opposed our motion to dismiss and cross-moved for summary judgment. On August 12, 2013, the court heard oral argument on both motions, as well as a third motion brought by us to strike an affirmation submitted by lender’s attorney. On January 27, 2014, the court granted Morgans Management’s motion to dismiss on the ground that a management contract does not constitute an interest subject to foreclosure, and denied lender’s motion for summary judgment as moot. On February 27, 2014, the court held a status conference where a schedule was set for further proceedings including a further summary judgment motion to be filed by the lender within 30 days as to the remaining defendants.

In February 2013, the owner of Mondrian SoHo, a joint venture in which Morgans Group owns a 20% equity interest, gave notice purporting to terminate Morgans Management as manager of the hotel. It also filed a lawsuit against us seeking termination of the management agreement on the same grounds. In addition, we, through our equity affiliate, filed a separate action against the owner and its parent in the Delaware Chancery Court for, among other things, breaching fiduciary duties and their joint venture agreement for failing to obtain consent prior to the termination. That action was subsequently consolidated with the termination action. On September 20, 2013, the Delaware Chancery Court ruled that the owner of Mondrian SoHo terminated the hotel management agreement on agency grounds, that we must vacate the hotel forthwith or on whatever timetable the hotel owner chooses, and that two claims by our equity affiliate are dismissed but not its breach of fiduciary duty claim. On September 30, 2013, we filed a motion for reconsideration and to stay execution of the judgment pending appeal. That motion is still pending, and no final order has as yet been issued. By joint stipulation of the parties, granted on February 21, 2014, Sochin JV will file its opposition to the motion for reconsideration and to stay by March 24, 2014, following which the court will issue its ruling. The parties have also stipulated to move, answer or otherwise respond to the operative complaints, by March 24, 2014. Should we not prevail on our motion for reconsideration and to stay, we intend to vigorously pursue our rights on appeal, but no assurance can be provided that we will prevail or otherwise retain management of the hotel.

On April 30, 2013, we filed a lawsuit against Cape Soho Holdings, LLC and Cape Advisors Inc. in New York Supreme Court for damages based on the wrongful attempted termination of the management agreement, defamation, and breach of fiduciary and other obligations under the parties’ joint venture agreement. On August 23, 2013, the owner moved to dismiss that complaint. As of January 13, 2014, that motion has been fully briefed, and oral argument has been set for April 10, 2014. It is not possible to predict with reasonable certainty the outcome of this action, nor the amount of damages we are likely to recover should we ultimately prevail on one or more of our claims.

Shore Club. In May 2013, a Florida trial court entered a final judgment of foreclosure in favor of the lender on the Shore Club mortgage that allegedly went into default in September 2009, and set a June 25, 2013 foreclosure sale. On June 24, 2013, the joint venture that owned the Shore Club at that time agreed to a six-month refinancing with Fortress Investment Group LLC, a new lender, which expired on December 24, 2013. Pursuant to the refinancing, the foreclosure judgment was satisfied by the joint venture, and a notice of that satisfaction was filed with the court on July 9, 2013, resolving the foreclosure judgment and absolving the need for a judicial sale. The previous owner has appealed the foreclosure judgment to the Florida Court of Appeals, which appeal is still pending.

Subsequent to the expiration of the refinancing term, the hotel was sold on December 30, 2013 to HFZ Capital Group for $172.5 million. Phillips International, an affiliate of Shore Club’s former owner, will retain an ownership stake. The new owner has publicly stated that it may convert a substantial part of the hotel to condos, and we could be replaced as hotel manager. To date, we have received no notice of termination of our management agreement, and intend to continue to operate the hotel pursuant to that agreement. However, no assurance can be provided that we will continue to do so in the future. As of December 31, 2013, we had only an immaterial contingent profit participation equity interest in Shore Club.

Mondrian Istanbul. In December 2011, we announced a new hotel management agreement for an approximately 105 room Mondrian-branded hotel to be located in the Old City area of Istanbul, Turkey. Upon completion and opening of the hotel, we will operate the hotel pursuant to a 20-year management agreement, with a 10-year extension option. As of December 31, 2013, we have contributed a total of $10.4 million in the form of equity and key money and have a 20% ownership interest in the venture owning the hotel.

Due to our joint venture partner’s failure to achieve certain agreed milestones in the development of the hotel, in early 2014, we exercised a put option under our Mondrian Istanbul joint venture agreement that requires our joint venture partner to buy back our equity interests in the Mondrian Istanbul joint venture. Our rights under that joint venture agreement are secured by, among other things, a mortgage on the property. In February 2014, we issued a notice of default to our joint venture partner, as they failed to buy back our equity interests by the contractual deadline, and further notified our joint venture partner that we plan to begin foreclosure proceedings as a result of the event of default. We do not currently anticipate that these proceeding will have an impact on our management agreement should the hotel development continue.

Food and Beverage Venture at Mondrian South Beach. On June 20, 2011, we acquired from affiliates of CGM the 50% interests CGM owned in our food and beverage joint ventures for approximately $20.0 million, including the food and beverage joint venture at Mondrian South Beach.

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

We accounted for this investment under the equity method of accounting through December 31, 2013, until our recording of losses were suspended due to the investment in this food and beverage venture being reduced to zero. Our equity in loss of the food and beverage venture was $0.6 million, $0.8 million, and $0.2 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Other Development Stage Hotels. We have a number of additional development projects signed or under consideration, some of which may require equity or debt investments, key money or credit support from us. In addition, through certain cash flow guarantees, we may have potential future funding obligations for hotels under development.

As of December 31, 2013, our key money commitments, which are discussed further in note 8 to our consolidated financial statements, were approximately $32.5 million and our potential funding obligations under cash flow guarantees at operating hotels and hotels under development at the maximum amount under the applicable contracts, but excluding contracts where the maximum cannot be determined, were $21.0 million, which includes an $8.0 million performance cash flow guarantee related to Delano Marrakech, which we believe we are not obligated to fund. In September 2013, we served notice of termination of our management agreement for Delano Marrakech following the failure by the owner of Delano Marrakech to remedy numerous breaches of the agreement. As a result, we discontinued all affiliation with the hotel, including removal of the Delano name, and terminated management of the property, effective November 12, 2013. Pursuant to the management agreement, in the event of an owner default, we have no further obligations under the performance-based cash flow guarantee. The owner of the hotel is disputing the circumstances surrounding termination. Both parties are seeking arbitration of outstanding claims, including our claims for unpaid fees and reimbursements. Arbitration is expected to occur in early 2015. Additionally, in January 2014, we signed a 15-year franchise agreement for a Morgans Original branded hotel in Istanbul, Turkey. The hotel is expected to have 78 rooms and open in late 2014. We have a $0.7 million key money obligation that will be funded upon the hotels opening, which is not included in the amounts above.

For further information regarding our off balance sheet arrangements, see note 5 to our consolidated financial statements.

Recent Accounting Pronouncements

There were no new pronouncements adopted in 2013.

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

•	Impairment of long-lived assets. When triggering events occur, we periodically review each property for possible impairment. Recoverability of such assets is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset, as determined by applying our operating budgets for future periods. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value. We estimated each property’s fair value using a discounted cash flow method taking into account each property’s expected cash flow from operations, holding period and net proceeds from the dispositions of the property. The factors we address in determining estimated net proceeds from disposition include anticipated operating cash flow in the year of disposition, terminal cash flow capitalization rate and selling price per room. Our judgment is required in determining the discount rate applied to estimated cash flows, the growth rate of the property revenues, and the need for capital expenditures, as well as specific market and economic conditions. Additionally, the classification of these assets as held-for-sale requires the recording of these assets at our estimate of their fair value less estimated selling costs which can affect the amount of impairment recorded. As of December 31, 2013 and 2012, management concluded that its long-lived assets were not impaired.

•	Impairment of goodwill. Goodwill represents the excess purchase price over the fair value of net assets attributable to business acquisitions and combinations. We test for impairment of goodwill at least annually and at year end. We will test for impairment more frequently if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. In accordance with Accounting Standards Update (“ASU”) No. 2011-08, Intangibles – Goodwill and Other, management assesses qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If this is the case, management will perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. In applying the detailed two-step process, management identifies potential impairments in goodwill by comparing the fair value of the reporting unit with its book value. If the fair value of the reporting unit exceeds the carrying amount, including goodwill, the asset is not impaired. Any excess of carrying value over the estimated fair value of goodwill would be recognized as an impairment loss in continuing operations. Management applies a discounted cash flow method to perform its annual goodwill fair value impairment test taking into account approved operating budgets with appropriate growth assumptions, holding period and proceeds from disposing of the property. In addition to the discounted cash flow analysis, management also considers external independent appraisals to estimate fair value. The analysis and appraisals used by management are consistent with those used by a market participant. Judgment is required in determining the discount rate applied to estimated cash flows, growth rate of the property revenues, and the need for capital expenditures, as well as specific market and economic conditions. The discount rate and the terminal cash flow capitalization rate were based on applicable public hotel studies and market indices. Given the current economic environment, management believes that the growth assumptions applied are reasonable. We have one reportable operating segment, which is its reporting unit under Accounting Standards Codification (“ASC”) 350-20, Intangibles – Goodwill and Other; therefore management aggregates goodwill associated to all owned hotels and owned food and beverage venues when analyzing potential impairment. As of December 31, 2013 and 2012, management concluded that no goodwill impairment existed as qualitative factors did not indicate that the fair value of our reporting unit was less than its carrying value. Management does not believe it is reasonably likely that goodwill will become impaired in future periods, but will test goodwill before the 2014 year end if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

•	Depreciation and amortization expense. Depreciation expense is based on the estimated useful life of our assets. The respective lives of the assets are based on a number of assumptions made by us, including the cost and timing of capital expenditures to maintain and refurbish our hotels, as well as specific market and economic conditions. Hotel properties and other completed real estate investments are depreciated using the straight-line method over estimated useful lives of 39.5 years for buildings and generally five years for furniture, fixtures and equipment. While our management believes its estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income or the gain or loss on the sale of any of our hotels or other assets. We have not changed the estimated useful lives of any of our assets during the periods discussed and believe that the future useful lives of our assets will be consistent with historical trends and experience.

•	Consolidation Policy. Variable interest entities are accounted for within the scope of ASC 810-10, Consolidation (“ASC 810-10”), and are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is the enterprise that has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and obligation to absorb losses or the right to receive benefits of the variable interest entity that could be potentially significant to the variable interest entity. We evaluate our interests in accordance with ASC 810-10, to determine if they are variable interests in variable interest entities. Significant judgments and assumptions are made by us to determine whether an entity is a variable interest entity such as those regarding the sufficiency of an entity’s equity at risk and whether the entity’s equity holders have the power through voting or similar rights to direct the activities of the entity that most significantly impact its economic performance. We have evaluated the applicability of ASC 810-10 to our investments in our Joint Venture Hotels and F&B Venture. We have determined that most of these joint ventures do not meet the requirements of a variable interest entity and some of the ventures meet the requirements of a variable interest entity of which we are not the primary beneficiary and therefore, consolidation of these ventures is not required. We account for these investments using the equity method as we believe we do not exercise control over significant asset decisions such as buying, selling or financing nor are we the primary beneficiary of the entities. Under the equity method, we increase our investment in unconsolidated joint ventures for our proportionate share of net income and contributions and decrease our investment balance for our proportionate share of net loss and distributions.

•	Assets Held for Sale. In accordance with ASC 360-10-45, Property, Plant, and Equipment, Other Presentation Matters, we consider properties to be assets held for sale when management approves and commits to a formal plan to actively market a property or a group of properties for sale and the sale is probable. Upon designation as an asset held for sale, we record the carrying value of each property or group of properties at the lower of its carrying value, which includes allocable goodwill, or its estimated fair value, less estimated costs to sell, and we stop recording depreciation expense. Any gain realized in connection with the sale of the properties for which we have significant continuing involvement, such as through a long-term management agreement, is deferred and recognized over the initial term of the related management agreement.

The operations of the properties held for sale prior to the sale date are recorded in discontinued operations unless we have continuing involvement, such as through a management agreement, after the sale.

•	Business Combinations. In accordance with ASC 805-10, Business Combinations, we recognize identifiable assets acquired, liabilities (both specific and contingent) assumed, and non-controlling interests in a business combination at their fair values at the acquisition date based on the exit price (i.e. the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date). Furthermore, acquisition-related costs, such as due diligence, legal and accounting fees, are expensed as incurred and are not applied in determining the fair value of the acquired assets. In certain situations, a deferred tax liability is created due to the difference between the fair value and the tax basis of the acquired asset at the acquisition date, which also may result in a goodwill asset being recorded.

•	Stock-based Compensation. We have adopted the fair value method of accounting prescribed in ASC 718-10, Compensation, Stock Based Compensation (“ASC 718-10”) for equity-based compensation awards. ASC 718-10 requires an estimate of the fair value of the equity award at the time of grant rather than the intrinsic value method. For all fixed equity-based awards to employees and directors, which have no vesting conditions other than time of service, the fair value of the equity award at the grant date will be amortized to compensation expense over the award’s vesting period on a straight-line basis. For performance-based compensation plans, we recognize compensation expense at such time when the performance hurdle is anticipated to be achieved over the performance period based upon the fair value at the date of grant. The fair value is determined based on the value of our common stock on the grant date of the award, in the case of stock option awards, the Black-Scholes option pricing model, or in the case of outperformance long-term incentive units, or OPP LTIP Units, the Monte Carlo simulation method. Management’s assumptions when applying the Black-Scholes model are derived based upon the risk profile and volatility of our common stock and our peer group. The Monte Carlo simulation uses a statistical formula underlying the Black-Scholes and binomial formulas and such simulation is run approximately 100,000 times. For each simulation, the payoff is calculated at the settlement date, which is then discounted to the award date at a risk-free interest rate. The average of the values over all simulations is the expected value of the unit on the award date. Assumptions used in the valuations include factors associated with the underlying performance of our stock price and total shareholder return over the term of the performance awards including total stock return volatility and risk-free interest. We believe that the assumptions that we have applied to stock-based compensation are reasonable and we will continue to review such assumptions quarterly and revise them as market conditions change and management deems necessary.

•	Deferred income taxes and valuation allowance. We account for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance will be provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Such valuation allowance will be estimated by management based on our projected future taxable income. The estimate of future taxable income is highly subjective. We have a net operating losses for the tax years 2013 and 2012 and anticipate that all or a major portion of the net operating losses will be utilized to offset any future gains on sale of assets. However, these assumptions may prove to be inaccurate, and unanticipated events and circumstances may occur in the future. To the extent actual results differ from these estimates; our future results of operations may be affected. At December 31, 2013 and 2012, we had a $146.4 million and $125.0 valuation allowance against our deferred tax assets, respectively.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Some of our outstanding debt has a variable interest rate. As described in “Management’s Discussion and Analysis of Financial Results of Operations — Derivative Financial Instruments” above, we use derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of December 31, 2013, our total outstanding consolidated debt, including capital lease obligations, was approximately $559.9 million, of which approximately $217.0 million, or 38.8%, was variable rate debt. At December 31, 2013, the one month LIBOR rate was 0.17%. As of December 31, 2013, our total outstanding consolidated debt, including capital lease obligations, on a pro forma basis as if we had closed on the Hudson/Delano 2014 Mortgage Loan, repaid the Hudson 2012 Mortgage Loan and the Delano Credit Facility, and repurchased $88.0 million of Convertible Notes pursuant to the Yucaipa Note Repurchase, was approximately $705.8 million, of which approximately $450.0 million, or 63.8%, was variable rate debt.

As of December 31, 2013, the $217.0 million of variable rate debt consisted of an outstanding balance of $180.0 million on the Hudson 2012 Mortgage Loan and our $37.0 million of borrowings outstanding under our Delano Credit Facility. In connection with the Hudson 2012 Mortgage Loan, an interest rate cap for 2.5% in the full amount of $180.0 million was outstanding as of December 31, 2013. This interest rate cap matured in February 2014. The outstanding borrowings of $37.0 million on our Delano Credit Facility as of December 31, 2013 are not subject to an interest rate hedge. If interest rates on this $217.0 million variable rate debt increase by 1.0%, or 100 basis points, the increase in interest expense would reduce future pre-tax earnings and cash flows by approximately $2.2 million annually. The maximum annual amount the interest expense would increase on the $180.0 million of variable rate debt outstanding as of December 31, 2013 under the Hudson 2012 Mortgage Loan is $4.2 million due to our interest rate cap agreement, which would reduce future pre-tax earnings and cash flows by the same amount annually. If interest rates on this $217.0 million variable rate debt decrease by 1.0%, the decrease in interest expense would increase pre-tax earnings and cash flow by approximately $2.2 million annually.

As of December 31, 2013, on a pro forma basis as if we had closed on the Hudson/Delano 2014 Mortgage Loan and repaid the Hudson 2012 Mortgage Loan and Delano Credit Facility in 2013, the $450.0 million of variable rate debt consisted of an outstanding balance of $450.0 million on the Hudson/Delano 2014 Mortgage Loan. In connection with the Hudson/Delano 2014 Mortgage Loan, we maintain an interest rate cap that will cap the LIBOR rate on the debt outstanding under the Hudson/Delano 2014 Mortgage Loan at approximately 1.75% through the initial maturity date. This interest rate cap matures in February 2016. If interest rates on this $450.0 million variable rate debt increase by 1.0%, or 100 basis points, the increase in interest expense would reduce future pre-tax earnings and cash flows by approximately $4.5 million annually. The maximum annual amount the interest expense would increase on the pro forma $450.0 million of variable rate debt outstanding as of December 31, 2013 under the Hudson/Delano 2014 Mortgage Loan is $7.1 million due to our interest rate cap agreement, which would reduce future pre-tax earnings and cash flows by the same amount annually. If interest rates on this $450.0 million variable rate debt decrease by 1.0%, the decrease in interest expense would increase pre-tax earnings and cash flow by approximately $4.5 million annually.

As of December 31, 2013, our fixed rate debt, excluding our Hudson capital lease obligation, of $336.8 million consisted of the trust notes underlying our trust preferred securities, the Convertible Notes, the Clift lease, the TLG Promissory Notes, and the Restaurant Lease Note. The fair value of some of these debts is greater than the book value. As such, if interest rates increase by 1.0%, or approximately 100 basis points, the fair value of our fixed rate debt at December 31, 2013, would decrease by approximately $26.4 million. If market rates of interest decrease by 1.0%, the fair value of our fixed rate debt at December 31, 2013 would increase by $31.5 million.

As of December 31, 2013, on a pro forma basis as if we had repurchased $88.0 million of outstanding Convertible Notes pursuant to the Yucaipa Note Repurchase in 2013, our fixed rate debt, excluding our Hudson capital lease obligation, of $249.7 million consisted of the trust notes underlying our trust preferred securities, the remaining $84.5 million of outstanding Convertible Notes, the Clift lease, the TLG Promissory Notes, and the Restaurant Lease Note. The fair value of some of these debts is greater than the book value. As such, if interest rates increase by 1.0%, or approximately 100 basis points, the fair value of our fixed rate debt at December 31, 2013, would decrease by approximately $21.8 million. If market rates of interest decrease by 1.0%, the fair value of our fixed rate debt at December 31, 2013 would increase by $26.6 million.

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

Currency Exchange Risk

As we have international operations at hotels that we manage in London, currency exchange risks between the U.S. dollar and the British pound arise as a normal part of our business. We reduce these risks by transacting these businesses primarily in their local currency.

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

The consolidated financial statements of Morgans Hotel Group Co. and the notes related to the foregoing financial statements, together with the independent registered public accounting firm’s reports thereon, are set forth on pages F-1 through F-64 of this report. Additionally, the consolidated financial statements of our significant subsidiary are incorporated by reference in this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedure

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the interim chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our interim chief executive officer and the chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15) that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the preparation of the Company’s annual financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. The assessment was based upon the framework described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of internal control over financial reporting. We have reviewed the results of the assessment with the Audit Committee of our Board of Directors.

Based on our assessment under the criteria set forth in COSO, management has concluded that, as of December 31, 2013, the Company maintained effective internal control over financial reporting.

BDO USA, LLP, an independent registered public accounting firm, that audited our consolidated financial statements included in this Annual Report has issued an attestation report on our internal control over financial reporting as of December 31, 2013, which appears in Item 9A, below.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders

Morgans Hotel Group Co.

New York, NY

We have audited Morgans Hotel Group Co.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Morgans Hotel Group Co.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Morgans Hotel Group Co. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Morgans Hotel Group Co. as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive loss, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2013, and our report dated March 12, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York

March 12, 2014

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding directors, executive officers and corporate governance is hereby incorporated by reference to the material appearing in the Proxy Statement for the Annual Stockholders Meeting to be held in 2014 (the “Proxy Statement”) under the captions “Board of Directors and Corporate Governance,” and “Executive Officer Biographies.” The information required by this item regarding compliance with Section 16(a) of the Exchange Act, is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Voting Securities of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance.” The information required by this item with respect to the availability of our code of ethics is provided in Item 1 of this Annual Report on Form 10-K. See “Item 1 — Materials Available on Our Website.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Compensation Discussion and Analysis” and “Compensation of Directors and Executive Officers.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Voting Securities of Certain Beneficial Owners and Management” and “Compensation of Directors and Executive Officers — Equity Compensation Plan Information.”

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Morgans Hotel Group Co.

New York, NY

We have audited the accompanying consolidated balance sheets of Morgans Hotel Group Co. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive loss, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Morgans Hotel Group Co. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Morgans Hotel Group Co.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York

March 12, 2014

Morgans Hotel Group Co.

Consolidated Balance Sheets

(in thousands, except per share data)

	As of December 31,
	2013	2012
ASSETS
Property and equipment, net	$292,629	$303,689
Goodwill	66,572	66,572
Investments in and advances to unconsolidated joint ventures	10,492	11,178
Cash and cash equivalents	10,025	5,847
Restricted cash	22,144	21,226
Accounts receivable, net	18,384	16,592
Related party receivables	3,694	5,754
Prepaid expenses and other assets	10,409	8,691
Deferred tax asset, net	78,758	78,758
Investment in TLG management contracts, net	23,702	29,469
Other assets, net	34,398	43,379

Total assets	$571,207	$591,155

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Debt and capital lease obligations	$559,939	$538,143
Accounts payable and accrued liabilities	42,439	34,627
Deferred gain on asset sales	133,419	141,401
Other liabilities	13,891	14,301

Total liabilities	749,688	728,472
Redeemable noncontrolling interest	4,953	6,053
Commitments and contingencies
Preferred stock, $.01 par value; liquidation preference $1,000 per share, 75,000 shares authorized and issued at December 31, 2013 and 2012, respectively	62,004	57,755
Common stock, $.01 par value; 200,000,000 shares authorized; 36,277,495 shares issued at December 31, 2013 and 2012, respectively	363	363
Additional paid-in capital	252,810	265,014
Treasury stock, at cost, 2,703,181 and 3,977,988 shares of common stock at December 31, 2013 and 2012, respectively	(37,086)	(58,917)
Accumulated other comprehensive loss	(10)	(50)
Accumulated deficit	(462,005)	(413,601)

Total Morgans Hotel Group Co. stockholders’ deficit	(183,924)	(149,436)
Noncontrolling interest	490	6,066

Total deficit	(183,434)	(143,370)

Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$571,207	$591,155

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.

Consolidated Statements of Comprehensive Loss

(in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Rooms	$120,823	$102,546	$120,351
Food and beverage	84,085	57,669	66,253
Other hotel	4,863	5,046	6,440

Total hotel revenues	209,771	165,261	193,044
Management fee-related parties and other income	26,715	24,658	14,288

Total revenues	236,486	189,919	207,332
Operating Costs and Expenses:
Rooms	37,347	31,973	37,626
Food and beverage	62,419	47,166	55,466
Other departmental	3,261	3,595	4,069
Hotel selling, general and administrative	42,563	37,055	43,629
Property taxes, insurance and other	17,339	15,819	16,475

Total hotel operating expenses	162,929	135,608	157,265
Corporate expenses, including stock compensation of $4.1 million, $4.5 million, and $9.1 million, respectively	27,626	32,062	34,563
Depreciation and amortization	27,374	23,977	22,219
Restructuring and disposal costs	11,451	6,851	8,575
Development costs	2,987	5,783	5,716
Impairment loss on receivables and other assets from managed hotel and unconsolidated joint venture	6,029	—	—

Total operating costs and expenses	238,396	204,281	228,338

Operating loss	(1,910)	(14,362)	(21,006)
Interest expense, net	45,990	38,998	35,514
Equity in loss of unconsolidated joint ventures	828	6,436	29,539
Gain on asset sales	(8,020)	(7,989)	(3,178)
Other non-operating expenses	2,726	3,908	4,632

Loss before income tax expense	(43,434)	(55,715)	(87,513)
Income tax expense	716	776	929

Net loss from continuing operations	(44,150)	(56,491)	(88,442)
Income from discontinued operations, net of tax	—	—	485

Net loss	(44,150)	(56,491)	(87,957)
Net (income) loss attributable to noncontrolling interest	(5)	804	2,554

Net loss attributable to Morgans Hotel Group Co.	(44,155)	(55,687)	(85,403)
Preferred stock dividends and accretion	(14,316)	(11,124)	(9,938)

Net loss attributable to common stockholders	$(58,471)	$(66,811)	$(95,341)

Other comprehensive loss:
Unrealized gain (loss) on valuation of swap/cap agreements, net of tax	40	(12)	(7)
Share of unrealized gain on valuation of swap agreements from unconsolidated joint venture, net of tax	—	—	1,456
Foreign currency translation gain, net of tax	—	—	1,707

Comprehensive loss	$(58,431)	$(66,823)	$(92,185)

(Loss) Income per share:
Basic and diluted continuing operations	$(1.78)	$(2.13)	$(3.05)
Basic and diluted discontinued operations	—	—	0.02
Basic and diluted attributable to common stockholders	$(1.78)	$(2.13)	$(3.03)
Weighted average number of common shares outstanding:
Basic and diluted	32,867	31,437	31,454

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.

Consolidated Statements of Stockholders’ Deficit

(in thousands)

	Shares				Additional		Accumulated Other		Total Morgans Hotel Group Co.
	Common Shares	Preferred Shares	Common Stock	Preferred Stock	Paid-in Capital	Treasury Stock	Comprehensive Loss	Accumulated Deficit	Stockholders’ Deficit	Non controlling Interest	Total Deficit
January 1, 2011	30,293	75	$363	$51,118	$297,554	$(92,688)	$(3,194)	$(265,874)	$(12,721)	$10,916	$(1,805)

Net loss	—	—	$—	$—	$—	$—	$—	$(85,403)	$(85,403)	$(2,554)	$(87,957)
Accretion of discount on preferred stock	—	—	—	3,025	—	—	—	(3,025)	—	—	—
Purchase of CGM joint venture ownership interests	—	—	—	—	(10,421)	—	—	—	(10,421)	289	(10,132)
Foreign currency translation	—	—	—	—	—	—	1,707	—	1,707	—	1,707
Unrealized loss on valuation of swap/cap agreements, net of tax	—	—	—	—	—	—	(7)	—	(7)	—	(7)
Share of unrealized gain on valuation of swap agreements from unconsolidated joint venture, net of tax	—	—	—	—	—	—	1,456	—	1,456	—	1,456
Stock-based compensation awards	—	—	—	—	8,554	—	—	—	8,554	—	8,554
Issuance of stock-based awards	497	—	—	—	(8,773)	8,145	—	—	(628)	—	(628)
Noncontrolling interest distribution	—	—	—	—	—	—	—	—	—	(827)	(827)

December 31, 2011	30,790	75	$363	$54,143	$286,914	$(84,543)	$(38)	$(354,302)	$(97,463)	$7,824	$(89,639)

Net loss	—	—	$—	$—	$—	$—	$—	$(55,687)	$(55,687)	$(1,758)	$(57,445)
Accretion of discount on preferred stock	—	—	—	3,612	—	—	—	(3,612)	—	—	—
Change in fair market value of redeemable noncontrolling interest	—	—	—	—	(474)	—	—	—	(474)	—	(474)
Unrealized loss on valuation of swap/cap agreements, net of tax	—	—	—	—	—	—	(12)	—	(12)	—	(12)
Stock-based compensation awards	—	—	—	—	4,606	—	—	—	4,606	—	4,606
Issuance of stock-based awards	1,510	—	—	—	(26,032)	25,626	—	—	(406)	—	(406)

December 31, 2012	32,300	75	$363	$57,755	$265,014	$(58,917)	$(50)	$(413,601)	$(149,436)	$6,066	$(143,370)

	Shares				Additional		Accumulated Other		Total Morgans Hotel Group Co.
	Common Shares	Preferred Shares	Common Stock	Preferred Stock	Paid-in Capital	Treasury Stock	Comprehensive Loss	Accumulated Deficit	Stockholders’ Deficit	Non controlling Interest	Total Deficit
Net loss	—	—	$—	$—	$—	$—	$—	$(44,155)	$(44,155)	$(988)	$(45,143)
Accretion of discount on preferred stock	—	—	—	4,249	—	—	—	(4,249)	—	—	—
Shares of membership units converted into common stock	879	—	—	—	(10,510)	15,098	—	—	4,588	(4,588)	—
Change in fair market value of redeemable noncontrolling interest	—	—	—	—	1,116	—	—	—	1,116	—	1,116
Unrealized gain on valuation of swap/cap agreements, net of tax	—	—	—	—	—	—	40	—	40	—	40
Stock-based compensation awards	—	—	—	—	4,487	—	—	—	4,487	—	4,487
Issuance of stock-based awards	395	—	—	—	(7,297)	6,733	—	—	(564)	—	(564)
Noncontrolling interest distribution	—	—	—	—	—	—	—	—	—	—	—

December 31, 2013	33,574	75	$363	$62,004	$252,810	$(37,086)	$(10)	$(462,005)	$(183,924)	$490	$(183,434)

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(44,150)	$(56,491)	$(87,957)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities (including discontinued operations):
Depreciation	20,302	17,648	20,042
Amortization of other costs	7,072	6,328	2,177
Amortization of deferred financing costs	6,084	5,776	8,659
Amortization of discount on convertible notes	2,277	2,277	2,277
Amortization of deferred gain on asset sales	(8,020)	(7,989)	(3,178)
Stock-based compensation	4,077	4,513	9,082
Accretion of interest	2,937	2,021	1,958
Equity in losses from unconsolidated joint ventures	828	6,436	29,539
Impairment loss on receivables and other assets from managed hotels and unconsolidated joint venture	6,029	—	—
Impairment loss and loss on disposal of assets	288	403	1,764
Gain on disposal of property held for non-sale disposition	—	—	(843)
Change in fair value of TLG Promissory Notes	65	2,420	—
Change in value of interest rate caps and swaps, net	42	35	36
Changes in assets and liabilities:
Accounts receivable, net	(3,935)	(5,765)	840
Related party receivables	601	(2,606)	(304)
Restricted cash	(3,732)	(9,754)	17,530
Prepaid expenses and other assets	(1,758)	(3,398)	4,479
Accounts payable and accrued liabilities	7,846	(1,318)	3,649

Net cash (used in) provided by operating activities	(3,147)	(39,464)	9,750

Cash flows from investing activities:
Additions to property and equipment	(9,467)	(32,571)	(17,842)
Deposits into (withdrawals from) capital improvement escrows, net	2,814	(1,534)	1,005
Distributions from unconsolidated joint ventures	9	8	1,624
Proceeds from asset sales, net	—	—	266,491
Proceeds from sale of joint venture, net	—	—	74,754
Purchase of interest in food and beverage joint ventures, net of cash acquired	—	—	(19,291)
Purchase of 90% ownership interest in The Light Group, net of cash acquired	—	—	(28,363)
Purchase of leasehold interests in restaurants	—	(15,027)	—
Additions to leasehold interests in restaurants	(219)	—	—
Investment in development hotels	(375)	(5,569)	—
Investment in unconsolidated joint ventures	(151)	(6,426)	(14,083)

Net cash (used in) provided by investing activities	(7,389)	(61,119)	264,295

Cash flows from financing activities:
Proceeds from debt	25,000	235,000	193,992
Payments on debt and capital lease obligations	(8,482)	(151,033)	(436,160)
Debt issuance costs	(265)	(5,162)	(6,817)
Cash paid in connection with vesting of stock based awards	(564)	(407)	(628)

	Year Ended December 31,
	2013	2012	2011
Distributions to holders of noncontrolling interests in consolidated subsidiaries	(975)	(823)	(827)
Net proceeds from issuance of preferred stock and warrants	—	—	—

Net cash provided by (used in) financing activities	14,714	77,575	(250,440)

Net increase (decrease) in cash and cash equivalents	4,178	(23,008)	23,605
Cash and cash equivalents, beginning of year	5,847	28,855	5,250

Cash and cash equivalents, end of year	$10,025	$5,847	$28,855

Supplemental disclosure of cash flow information:
Cash paid for interest	$36,614	$29,757	$23,962

Cash paid for taxes	$150	$651	$779

Non cash investing activities are as follows:
Acquisition of interest in unconsolidated joint ventures:
Furniture, fixture and equipment	$—	$—	$(706)
Other assets and liabilities, net	—	—	2,999
Conversion of related party accounts receivable to joint venture capital contribution	—	994	—
Distributions and losses in excess of investment in unconsolidated joint ventures	—	—	(1,587)

Cash included in purchase of interest in food and beverage joint ventures	$—	$994	$706

Acquisition of 90% ownership interest in The Light Group:
Furniture, fixture and equipment	$—	$—	$(151)
Other assets and liabilities, net	—	—	288

Cash included in purchase of 90% ownership interest in The Light Group	$—	$—	$137

Non cash investment and financing activities are as follows:
Promissory notes issued for acquisition of restaurant leases	$—	$10,600	$—
Promissory notes issued for acquisition of 90% ownership interest in The Light Group	$—	$—	$18,000

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

In connection with the Company’s initial public offering, the Former Parent contributed the subsidiaries and ownership interests in nine operating hotels in the United States and the United Kingdom to Morgans Group in exchange for membership units. Simultaneously, Morgans Group issued additional membership units to the Morgans Hotel Group Co. predecessor in exchange for cash raised by the Company from the initial public offering. The Former Parent also contributed all the membership interests in its hotel management business to Morgans Group in return for 1,000,000 membership units in Morgans Group exchangeable for shares of the Company’s common stock. The Company is the managing member of Morgans Group and has full management control. During 2013, NorthStar Capital Investment Corp. converted an aggregate of 878,619 membership units into common stock. As of December 31, 2013, there are 75,446 membership units outstanding exchangeable for shares of the Company’s common stock.

On February 17, 2006, the Company completed its initial public offering. The Company issued 15,000,000 shares of common stock at $20 per share resulting in net proceeds of approximately $272.5 million, after underwriters’ discounts and offering expenses.

The Company has one reportable operating segment; it operates, owns, acquires, develops and redevelops boutique hotels, nightclubs, restaurants, bars and other food and beverage venues in many of the hotels it operates, as well as in hotels and casinos operated by MGM in Las Vegas. During the years ended December 31, 2013, 2012 and 2011, the Company derived 10.7%, 12.6% and 7.4% of its total revenues from international locations. The assets at these international locations were not significant during the periods presented.

Operating Hotels

The Company’s operating hotels as of December 31, 2013 are as follows:

Hotel Name	Location	Number of Rooms	Ownership
Hudson	New York, NY	866	(1)
Morgans	New York, NY	114	(2)
Royalton	New York, NY	168	(2)
Mondrian SoHo	New York, NY	263	(3)
Delano South Beach	Miami Beach, FL	194	(4)
Mondrian South Beach	Miami Beach, FL	225	(5)
Shore Club	Miami Beach, FL	309	(6)
Mondrian Los Angeles	Los Angeles, CA	237	(7)
Clift	San Francisco, CA	372	(8)
Sanderson	London, England	150	(9)
St Martins Lane	London, England	204	(9)

(1)	The Company owns 100% of Hudson through its subsidiary, Henry Hudson Holdings LLC, which is part of a property that is structured as a condominium, in which Hudson constitutes 96% of the square footage of the entire building. As of December 31, 2013, Hudson has 866 guest rooms and 67 single room dwelling units (“SROs”). Each SRO is for occupancy by a single eligible individual. The unit need not, but may, contain food preparation or sanitary facilities, or both. SROs remain from the prior ownership of the building and the Company is by statute required to maintain these long-term tenants, unless the Company gets their consent, as long as they pay the Company their rent. Certain of the Company’s subsidiaries, including Henry Hudson Holdings LLC, Hudson Leaseco LLC, the lessee of our Hudson hotel, and certain related entities and lessees are required by the terms of the non-recourse indebtedness related to Hudson to maintain their status as “single purpose entities.” As such, their assets, which are included in the Company’s consolidated financial statements, are not available to satisfy the indebtedness or other obligations of our other subsidiaries.
(2)	Operated under a management contract; wholly-owned until May 23, 2011, when the hotel was sold to a third-party.
(3)	Operated under a management contract and owned through an unconsolidated joint venture in which the Company held a minority ownership interest of approximately 20% at September 30, 2013. See note 5.
(4)	Wholly-owned hotel.
(5)	Operated as a condominium hotel under a management contract and owned through a 50/50 unconsolidated joint venture. As of December 31, 2013, 235 hotel residences have been sold, of which 125 are in the hotel rental pool and are included in the hotel room count, and 100 hotel residences remain to be sold. See note 5.
(6)	Operated under a management contract. Until December 30, 2013, the Company held a minority ownership interest of approximately 7% and accounted for the hotel as an unconsolidated joint venture. As of December 31, 2013, the Company had an immaterial contingent profit participation equity interest in Shore Club. See note 5.
(7)	Operated under a management contract; wholly-owned until May 3, 2011, when the hotel was sold to a third-party.
(8)	The hotel is operated under a long-term lease which is accounted for as a financing. See note 7.
(9)	Operated under a management contract; owned through a 50/50 unconsolidated joint venture until November 2011, when the Company sold its equity interests in the joint venture to a third-party. See note 5.

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

Following the CGM Transaction, the Company owned 100% of the former food and beverage venue at Morgans, which consisted of a restaurant. In October 2011, the restaurant at Morgans was closed. Effective February 1, 2012, the Company transferred its ownership interest in Morgans food and beverage operations to the hotel owner by terminating the operating lease for the restaurant space.

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

The Light Group Acquisition

On November 30, 2011 pursuant to purchase agreements entered into on November 17, 2011, certain of the Company’s subsidiaries completed the acquisition of 90% of the equity interests in TLG Acquisition LLC (“TLG Acquisition,” and together with its subsidiaries, “TLG”), for a purchase price of $28.5 million in cash and up to $18.0 million in notes (the “TLG Promissory Notes”) convertible into shares of the Company’s common stock at $9.50 per share subject to the achievement of certain EBITDA (earnings before interest, tax, depreciation and amortization) targets for the acquired business (“The Light Group Transaction”), as discussed in note 7. The TLG Promissory Notes were allocated $16.0 million to Andrew Sasson and $2.0 million to Andy Masi, collectively, the remaining 10% equity owners of TLG, and bear annual interest payments of 8% (increasing to 18% after the third anniversary of the closing date, as described in note 7). See also note 7 regarding the Notices of Change of Control received by the Company from Messrs. Sasson and Masi pursuant to the TLG Promissory Notes and note 8 regarding a lawsuit brought by Messrs. Sasson and Masi alleging a breach of contract and event of default relating to the TLG Promissory Notes.

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

Each of TLG’s venues is managed by a subsidiary of TLG Acquisition. Through the Company’s ownership of TLG, it recognizes management fees in accordance with the applicable management agreement which generally provides for base management fees as a percentage of gross sales, and incentive management fees as a percentage of net profits, as calculated pursuant to the management agreements. TLG’s management agreements are typically structured as 10-year initial term contracts (effective the opening date of each respective venue) with renewal options. In addition to TLG’s management of the food and beverage operations at Delano South Beach, as of December 31, 2013, TLG manages 19 venues in Las Vegas, including 14 for MGM, 2 for affiliates of The Yucaipa Companies, LLC and Andrew Sasson, and 3 for subsidiaries of the Company. Under TLG’s management agreements, all costs associated with the construction, build-out, FF&E, operating supplies, equipment and daily operational expenses are typically borne by the owner or lessor of the venue. TLG’s management agreements may be subject to early termination in specified circumstances. For example, the agreements generally contain, among other covenants, a performance test that stipulates a minimum level of operating performance, and restrictions as to certain requirements of suitability, capacity, compliance with laws and material terms, financial stability, and certain of the management agreements require that certain named representatives, including Andy Masi, whose employment contract expires December 2014, must remain employed by or under contract to TLG. Additionally, in 2013, the Company failed performance tests at certain venues, and as a result, the Company agreed with MGM to a change in the calculation of base and incentive management fees effective January 1, 2014, and agreed to a termination effective April 1, 2014 of TLG’s management agreement for Brand Steakhouse.

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

Each of Messrs. Sasson and Masi received the right to require Morgans Group to purchase his equity interest in TLG at any time after November 30, 2014 at a purchase price equal to his percentage equity ownership interest multiplied by the product of seven times the Non-Morgans EBITDA for the preceding 12 months, subject to certain adjustments (the “Sasson-Masi Put Options”). In addition, Morgans Group has the right to require each of Messrs. Sasson and Masi to sell his 5% equity interest in TLG at any time after November 30, 2017 at a purchase price equal to his percentage equity ownership interest multiplied by the product of seven times the Non-Morgans EBITDA for the preceding 12 months, subject to certain adjustments. The Company initially accounted for the redeemable noncontrolling interest at fair value in accordance with ASC 805, Business Combinations. Due to the redemption feature associated with the Sasson-Masi Put Options, the Company classified the noncontrolling interest in temporary equity in accordance with the Securities and Exchange Commission’s guidance as codified in ASC 480-10, Distinguishing Liabilities from Equity. Subsequently, the Company will accrete the redeemable noncontrolling interest to its current redemption value, which approximates fair value, each period. The change in the redemption value does not impact the Company’s earnings or earnings per share. The Company recorded an obligation of $5.0 million related to the Sasson-Masi Put Options, which is recorded as redeemable noncontrolling interest on the December 31, 2013 consolidated balance sheet.

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

Year Ended December 31, 2011 (Proforma) (unaudited)
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

The Hudson 2012 Mortgage Loan, defined and discussed below in note 7, provided that, in the event the debt yield ratio falls below certain defined thresholds, all cash from the property is deposited into accounts controlled by the lenders from which debt service and operating expenses, including management fees, are paid and from which other reserve accounts may be funded. Any excess amounts were retained by the lenders until the debt yield ratio exceeds the required thresholds for three consecutive months. As of December 31, 2013, $11.2 million was held by the lenders in this reserve account. At the closing of the Hudson/Delano 2014 Mortgage Loan, all amounts held in these reserve funds were released to the Company.

The Hudson/Delano 2014 Mortgage Loan, defined and discussed below in note 7, provides that, in the event the debt yield ratio falls below certain defined thresholds, all cash flow from the properties is deposited into accounts controlled by the lenders from which debt service and operating expenses, including management fees, are paid and from which other reserve accounts may be funded. Any excess amounts will be retained by the lenders until the debt yield ratio exceeds the required thresholds for two consecutive calendar quarters.

As further required by the debt and lease agreements where the Company is the hotel owner, the Company is required to reserve funds at amounts equal to 4% of the hotel’s revenues and the Company must set these funds aside in restricted escrow accounts for the future periodic replacement or refurbishment of furniture, fixtures and equipment. As replacements occur, the Company’s subsidiary is eligible for reimbursement from these escrow accounts.

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

In addition to reserve funds for these capital expenditures, the Company is also required by the debt and lease agreements where the Company is the hotel owner to deposit cash into escrow accounts for taxes, insurance and debt service or lease payments, among other things.

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

Costs of significant improvements, including real estate taxes, insurance, and interest during the construction periods are capitalized. There was no such capitalized real estate taxes, insurance and interest for the years ended December 31, 2013 and 2012.

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

The Company has one reportable operating segment, which is its reporting unit under ASC 350-20; therefore management aggregates goodwill associated to all owned hotels as well as the goodwill recorded in connection with the acquisition of TLG and the Company’s owned food and beverage venues when analyzing potential impairment. During the years ended December 31, 2013, 2012 and 2011, the Company has incurred losses, which have impacted its cash flows and resulted in a net deficit. The Company’s net losses primarily reflected decreased revenues due to renovation work at its owned hotels, losses in equity of unconsolidated joint ventures, impairment charges, interest expense and depreciation and amortization charges. Further, stock compensation, a non-cash expense, contributed to the net losses recorded during 2013, 2012, and 2011. As of December 31, 2013 and 2012, management concluded that no goodwill impairment existed as qualitative factors did not indicate that the fair value of the Company’s reporting unit was less than its carrying value. Further, management also performed a quantitative analysis comparing the Company’s carrying values to market values, as provided by third party appraisals performed during 2013 and other market data available, and concluded that the fair value of the Company’s reporting unit was significantly greater than its carrying value. Management does not believe it is reasonably likely that goodwill will become impaired in future periods, but will test goodwill before the 2014 year end if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Property, Plant and Equipment (“ASC 360-10”) long-lived assets currently in use are reviewed periodically for possible impairment and will be written down to fair value if considered impaired. Long-lived assets to be disposed of are written down to the lower of cost or fair value less the estimated cost to sell. The Company reviews its portfolio of long-lived assets for impairment at least annually or when specific triggering events occur, as required by ASC 360-10. Recoverability of such assets is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset as determined by analyzing the operating budgets for future periods. When events or changes of circumstances indicate that an asset’s carrying value may not be recoverable, the Company tests for impairment by reference to the applicable asset’s estimated future cash flows. The Company estimated each property’s fair value using a discounted cash flow method taking into account each property’s expected cash flow from operations, holding period and net proceeds from the dispositions of the property. The factors the Company addresses in determining estimated net proceeds from disposition include anticipated operating cash flow in the year of disposition, terminal cash flow capitalization rate and selling price per room. For the years ended December 31, 2013 and 2012, management concluded that all long-lived assets were not impaired.

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

Business Combinations

The Company recognizes identifiable assets acquired, liabilities (both specific and contingent) assumed, and non-controlling interests in a business combination at their fair values at the acquisition date based on the exit price (i.e. the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date). Furthermore, acquisition-related costs, such as due diligence, legal and accounting fees, are not capitalized or applied in determining the fair value of the acquired assets. Acquisition related costs are expensed as incurred. In certain situations, a deferred tax asset or liability is created due to the difference between the fair value and the tax basis of the acquired asset and assumed liabilities at the acquisition date, which also may result in a goodwill asset being recorded.

Investments in and Advances to Unconsolidated Joint Ventures

The Company accounts for its investments in unconsolidated joint ventures using the equity method as it does not exercise control over significant asset decisions such as buying, selling or financing nor is it the primary beneficiary under ASC 810-10, as discussed above. Under the equity method, the Company increases its investment for its proportionate share of net income and contributions to the joint venture and decreases its investment balance by recording its proportionate share of net loss and distributions. Once the Company’s investment balance in an unconsolidated joint venture is zero, the Company suspends recoding additional losses. For investments in which there is recourse or unfunded commitments to provide additional equity, distributions and losses in excess of the investment are recorded as a liability. As of December 31, 2013, there were no liabilities required to be recorded related to these investments.

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

In 2013, 2012 and 2011, based on various factors, but primarily current economic conditions and certain upcoming mortgage debt maturities, the Company recognized, through its equity in loss from unconsolidated joint ventures, impairment charges totaling $0.2 million, $1.6 million and $14.7 million, respectively, related to its unconsolidated joint ventures in Ames, Mondrian SoHo and Mondrian South Beach. As a result of these impairments and the recording of the Company’s equity in loss at each respective joint venture, the Company’s investment in Mondrian SoHo and Mondrian South Beach is zero as of December 31, 2013. Effective April 26, 2013, the Company no longer had any ownership interest in Ames, and effective July 17, 2013, the Company no longer managed Ames, as discussed further in note 5.

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

Other Assets

In August 2012, the Company entered into an agreement with MGM to convert THEhotel to Delano Las Vegas, which will be managed by MGM pursuant to a 10-year licensing agreement, with two 5-year extensions at the Company’s option, subject to performance thresholds. In addition, the Company acquired the leasehold interests in three food and beverage venues at Mandalay Bay in Las Vegas from an existing tenant for $15.0 million in cash at closing and a deferred, principal-only $10.6 million promissory note (“Restaurant Lease Note”) to be paid over seven years, which the Company recorded at fair value as of the date of issuance of $7.5 million, as discussed in note 8. The venues have been reconcepted and renovated and are managed by TLG. The three food and beverage venues are being operated pursuant to 10-year operating leases with an MGM affiliate, pursuant to which the Company pays minimum annual lease payments and a percentage rent based on cash flow. The Company allocated the total consideration paid, or to be paid, to the license agreement and the restaurant leasehold asset based on their respective fair values. The Company amortizes the fair value of the license agreement, using the straight line method, over the 10-year life of the license agreement, and the fair value of the restaurant leasehold interests, using the straight line method, over the 10-year life of the operating leases.

Further, other assets consists of key money payments related to hotels under development, as discussed further in note 9, deferred financing costs, and fair value of the lease agreements in the food and beverage venues at Sanderson and St Martins Lane, which the Company acquired in the CGM Transaction, as discussed further in note 1. The Sanderson and St Martins Lane food and beverage lease agreements are being amortized, using the straight line method, over the expected life of the agreements. Deferred financing costs included in other assets are being amortized, using the straight line method, which approximates the effective interest rate method, over the terms of the related debt agreements.

Foreign Currency Translation

As we have international operations at hotels that we manage in London, currency exchange risks between the U.S. dollar and the British pound arise as a normal part of our business. We reduce these risks by transacting these businesses primarily in their local currency. As a result, the translation of transactions with these hotels has resulted in foreign currency transaction gains and losses, which have been reflected in the results of operations based on exchange rates in effect at the date of the transactions. Such transactions do not have a material effect on the Company’s earnings.

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

Additionally, the Company recognizes base and incentive management fees and chain service fees related to the management of operating hotels in which the Company does not have an ownership interest, or in operating hotels that are unconsolidated joint ventures. These fees are recognized as revenue when earned in accordance with the applicable management agreement. Under its management agreements, the Company generally recognizes base management and chain service fees as a percentage of gross revenue and incentive management fees as a percentage of net operating income or Net Capital or Refinancing Proceeds, as defined in the applicable management agreement. The chain service fees represent cost reimbursements from managed hotels, which are incurred, and reimbursable costs to the Manager. The Company also recognizes termination fees as income when received. For example, in March 2013, the Company entered into an agreement with the owner of Hotel Las Palapas to terminate its management agreement effective March 31, 2013 in exchange for a termination payment of approximately $0.5 million. Additionally, in May 2013, the owner of Ames hotel exercised its right to terminate the Company’s management agreement effective July 17, 2013, and on July 17, 2013 the management agreement terminated, as discussed further in note 5. The Company received and recorded income of $0.9 million of the $1.8 million payment during the second quarter of 2013. The Company received the remaining $0.9 million in July 2013, which was recorded in management fee-related parties other income on the consolidated statements of comprehensive loss during the year ended December 31, 2013.

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

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred and are included in hotel selling, general and administrative expenses on the accompanying consolidated statements of comprehensive loss. These costs amounted to approximately $0.8 million, $1.1 million, and $1.3 million for the years ended December 31, 2013, 2012, and 2011, respectively.

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

Income taxes for the years ended December 31, 2013, 2012, and 2011, were computed using the Company’s effective tax rate.

Derivative Instruments and Hedging Activities

In accordance with ASC 815-10, Derivatives and Hedging (“ASC 815-10”) the Company records all derivatives on the balance sheet at fair value and provides qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. As of December 31, 2013 and 2012, the estimated fair market value of the Company’s cash flow hedges is immaterial.

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

The Company has entered into warrant agreements with Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P., (collectively, the “Yucaipa Investors”), as discussed in note 8, to purchase a total of 12,500,000 shares of the Company’s common stock at an exercise price of $6.00 per share (the “Yucaipa Warrants”). In addition, the Yucaipa Investors have certain consent rights over certain transactions for so long as they collectively own or have the right to purchase through exercise of the Yucaipa Warrants 6,250,000 shares of the Company’s common stock.

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

In connection with its Outperformance Award Program, which is a long-term incentive plan intended to provide the Company’s senior management with the ability to earn cash or equity awards based on the Company’s level of return to shareholders over a three-year period, as discussed in note 10, the Company issued a new series of outperformance long-term incentive units (the “OPP LTIP Units”) which were initially fair valued on the date of grant, and at each reporting period, utilizing a Monte Carlo simulation to estimate the probability of the performance vesting conditions being satisfied. The Monte Carlo simulation used a statistical formula underlying the Black-Scholes and binomial formulas and such simulation was run approximately 100,000 times. As the Company has the ability to settle the vested OPP LTIP Units with cash, these awards are not considered to be indexed to the Company’s stock price and are accounted for as liabilities at fair value. Although the Company has determined that the majority of the inputs used to value the OPP LTIP Units fall within Level 1 of the fair value hierarchy, the Monte Carlo simulation model utilizes Level 2 inputs, such as estimates of the Company’s volatility. Accordingly, the OPP LTIP Unit liability was classified as a Level 2 fair value measure.

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

During the year ended December 31, 2013, the Company recognized non-cash impairment charges related to the Company’s receivables due from and other assets related to Mondrian SoHo and Delano Marrakech, which was recorded as an impairment loss on receivables and other assets from unconsolidated joint venture and managed hotel. Also during the years ended December 31, 2013, 2012 and 2011, the Company recognized non-cash impairment charges related to the Company’s investments in unconsolidated joint ventures, through equity in loss from unconsolidated joint ventures. The Company’s estimated fair value relating to these impairment assessments was based primarily upon Level 3 measurements, including a discounted cash flow analysis to estimate the fair value of the assets taking into account the assets expected cash flow, holding period and estimated proceeds from the disposition of assets, as well as market and economic conditions.

The following table presents charges recorded as a result of applying Level 3 non-recurring measurements included in net loss for the years ended December 31, 2013, 2012 and 2011 (in thousands) :

	2013	2012	2011
Investment in Mondrian SoHo	$—	$1,027	$4,067
Investment in Ames	151	564	—
Sasson-Masi Put Options	(1,116)	474	—
Receivables and other assets from managed hotel and unconsolidated joint venture	6,029	—	—

Total Level 3 measurement expenses included in net loss	$5,064	$2,065	$4,067

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, and fixed and variable rate debt. Management believes the carrying amount of the aforementioned financial instruments, excluding fixed-rate debt, is a reasonable estimate of fair value as of December 31, 2013 and 2012 due to the short-term maturity of these items or variable market interest rates.

The fair market value of the Company’s $247.1 million of fixed rate debt, which includes the Company’s trust preferred securities, TLG Promissory Notes at fair value, Restaurant Lease Note, discussed above, and 2.375% Senior Subordinated Convertible Notes (the “Convertible Notes”) at face value, as discussed in note 7, as of December 31, 2013 was approximately $217.7 million, using market rates. The fair market value of the Company’s $238.1 million of fixed rate debt, which includes the Company’s trust preferred securities, TLG Promissory Notes at fair value, and Convertible Notes at face value, as of December 31, 2012 was $240.8 million, using market interest rates.

Although the Company has determined that the majority of the inputs used to value its fixed rate debt fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its fixed rate debt utilize Level 3 inputs, such as estimates of current credit spreads. However, as of December 31, 2013 and 2012, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its fixed rate debt and determined that the credit valuation adjustments are not significant to the overall valuation of its fixed rate debt. Accordingly, all derivatives have been classified as Level 2 fair value measurements.

Stock-based Compensation

The Company accounts for stock based employee compensation using the fair value method of accounting described in ASC 718-10. For share grants, total compensation expense is based on the price of the Company’s stock at the grant date. For option grants, the total compensation expense is based on the estimated fair value using the Black-Scholes option-pricing model. For awards under the Company’s Outperformance Award Program, discussed in note 8, long-term incentive awards, the total compensation expense is based on the estimated fair value using the Monte Carlo pricing model. Compensation expense is recorded ratably over the vesting period. Stock compensation expense recognized for the years ended December 31, 2013, 2012, and 2011 was $4.1 million, $4.5 million, and $9.1 million, respectively.

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

The membership units in Morgans Group, the Company’s operating company, owned by the Former Parent are presented as a noncontrolling interest in Morgans Group in the consolidated balance sheets and were approximately $0.5 million and $6.1 million as of December 31, 2013 and 2012, respectively. The noncontrolling interest in Morgans Group is: (i) increased or decreased by the limited members’ pro rata share of Morgans Group’s net income or net loss, respectively; (ii) decreased by distributions; (iii) decreased by exchanges of membership units for the Company’s common stock; and (iv) adjusted to equal the net equity of Morgans Group multiplied by the limited members’ ownership percentage immediately after each issuance of units of Morgans Group and/or shares of the Company’s common stock and after each purchase of treasury stock through an adjustment to additional paid-in capital. Net income or net loss allocated to the noncontrolling interest in Morgans Group is based on the weighted-average percentage ownership throughout the period. As of December 31, 2013, there are 75,446 membership units outstanding exchangeable for shares of the Company’s common stock.

Reclassifications

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation, including the Company’s other expenses, discussed in note 13.

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

Basic earnings (loss) per share is calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share include the effect of potential shares outstanding, including dilutive securities. Potential dilutive securities may include shares and options granted under the Company’s stock incentive plan and membership units in Morgans Group, which may be exchanged for shares of the Company’s common stock under certain circumstances. The 75,446 Morgans Group membership units (which may be converted to cash, or at the Company’s option, common stock) held by third parties at December 31, 2013, Yucaipa Warrants (as defined in note 11) issued to the Yucaipa Investors, unvested restricted stock units, LTIP Units (as defined in note 10), stock options, OPP LTIP Units and shares issuable upon conversion of outstanding Convertible Notes have been excluded from the diluted net income (loss) per common share calculation, as there would be no effect on reported diluted net income (loss) per common share.

The table below details the components of the basic and diluted loss per share calculations (in thousands, except for per share data). The Company has not had any undistributed earnings in any calendar quarter presented. Therefore, the Company does not present earnings per share following the two-class method.

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Numerator:
Net loss from continuing operations	$(44,150)	$(56,491)	$(88,442)
Net income from discontinued operations, net of tax	—	—	485

Net loss	(44,150)	(56,491)	(87,957)
Net (income) loss attributable to noncontrolling interest	(5)	804	2,554

Net loss attributable to Morgans Hotel Group Co.	(44,155)	(55,687)	(85,403)
Less: preferred stock dividends and accretion	14,316	11,124	9,938

Net loss attributable to common stockholders	$(58,471)	$(66,811)	$(95,341)

Denominator, continuing and discontinued operations:
Weighted average basic common shares outstanding	32,867	31,437	31,454
Effect of dilutive securities	—	—	—

Weighted average diluted common shares outstanding	32,867	31,437	31,454

Basic and diluted loss from continuing operations per share	$(1.78)	$(2.13)	$(3.05)

Basic and diluted income from discontinued operations per share	$—	$—	$0.02

Basic and diluted loss available to common stockholders per common share	$(1.78)	$(2.13)	$(3.03)

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	As of December 31, 2013	As of December 31, 2012
Land	$45,194	$45,194
Building	330,316	325,211
Furniture, fixtures and equipment	107,773	101,737
Construction in progress	308	2,799

Subtotal	483,591	474,941
Less accumulated depreciation	(190,962)	(171,252)

Property and equipment, net	$292,629	$303,689

Property subject to capital lease, such as Clift and two condominium units at Hudson, both discussed in note 7, are included under “Building” in the above table. Depreciation on property and equipment was $20.3 million, $17.6 million, and $20.0 million, for the years ended December 31, 2013, 2012, and 2011, respectively. Depreciation on property subject to capital leases was $0.1 million, $0.1 million and $0.1 million, for the years ended December 31, 2013, 2012 and 2011, respectively.

5. Investments in and Advances to Unconsolidated Joint Ventures

The Company’s investments in and advances to unconsolidated joint ventures and its equity in losses of unconsolidated joint ventures are summarized as follows (in thousands):

Investments

Entity	As of December 31, 2013	As of December 31, 2012
Mondrian Istanbul	$10,392	$10,392
Mondrian South Beach food and beverage—MC South Beach	—	628
Other	100	158

Total investments in and advances to unconsolidated joint ventures	$10,492	$11,178

Equity in income (losses) from unconsolidated joint ventures

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Mondrian South Beach	$—	$(4,016)	$(1,801)
Mondrian SoHo	—	(1,027)	(4,067)
Mondrian South Beach food and beverage – MC South Beach (1)	(629)	(836)	(235)
Ames	(151)	(564)	(11,062)
Morgans Hotel Group Europe Ltd.	—	—	(5,497)
Restaurant Venture — SC London (2)	—	—	(510)
Hard Rock Hotel & Casino (3)	—	—	(6,376)
Other	(48)	7	9

Total	$(828)	$(6,436)	$(29,539)

(1)	Following the CGM Transaction, the Company’s ownership interest in this food and beverage joint venture is less than 100%, and based on the Company’s evaluation, this venture does not meet the requirements of a variable interest entity. Accordingly, this joint venture is accounted for using the equity method as the Company does not maintain control over this entity.
(2)	Until June 20, 2011, the Company had a 50% ownership interest in the SC London restaurant venture. As a result of the CGM Transaction, the Company now owns 100% of the SC London restaurant venture, which is consolidated into the Company’s financial statements effective June 20, 2011, the date the CGM Transaction closed.
(3)	Until March 1, 2011, the Company had a partial ownership interest in the Hard Rock Hotel & Casino (“Hard Rock”) and managed the property pursuant to a management agreement that was terminated in connection with the Hard Rock settlement (discussed below). Operating results are for the period we operated Hard Rock in 2011.

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

In April 2010, the Mondrian South Beach ownership joint venture amended the nonrecourse financing and mezzanine loan agreements secured by Mondrian South Beach or related equity interests and extended the maturity date for up to seven years through one-year extension options until April 2017, subject to certain conditions. Among other things, the amendment allowed the joint venture to accrue all interest through April 2012, allows the joint venture to accrue a portion of the interest thereafter and provides the joint venture the ability to provide seller financing to qualified condominium buyers with up to 80% of the condominium purchase price. The Company and an affiliate of its joint venture partner each provided an additional $2.75 million to the joint venture through the mezzanine financing joint venture resulting in total mezzanine financing provided by the mezzanine financing joint venture of $28.0 million. The amendment also provides that this $28.0 million mezzanine financing invested in the property be elevated in the capital structure to become, in effect, on par with the lender’s mezzanine debt so that the mezzanine financing joint venture receives at least 50% of all returns in excess of the first mortgage.

As of December 31, 2013, the joint venture’s outstanding nonrecourse mortgage loan and mezzanine loan was $61.0 million, in the aggregate, of which $33.0 million was mortgage debt, and the outstanding mezzanine debt owed to affiliates of the joint venture partners was $28.0 million. In March 2014, the joint venture exercised its option to extend the outstanding mortgage and mezzanine debt for another year until April 2015.

The joint venture is in the process of selling units as condominiums, subject to market conditions, and unit buyers will have the opportunity to place their units into the hotel’s rental program. As of December 31, 2013, 235 hotel residences have been sold, of which 125 are in the hotel rental pool, and 100 hotel residences remain to be sold. In addition to hotel management fees, the Company could also realize fees from the sale of condominium units.

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

Because the Company has written its investment value in the joint venture to zero, for financial reporting purposes, the Company believes its maximum exposure to losses as a result of its involvement in the Mondrian South Beach variable interest entity is limited to its outstanding management fees and related receivables and $14.0 million of advances in the form of mezzanine financing, excluding guarantees and other contractual commitments.

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

Summarized balance sheet information of Mondrian South Beach is as follows (in thousands):

	As of December 31, 2013	As of December 31, 2012
Real estate, net	$60,323	$76,807
Other assets	10,285	12,068

Total assets	$70,608	$88,875

Other liabilities	20,233	19,765
Debt	89,015	99,632
Total deficit	(38,640)	(30,522)

Total liabilities and deficit	$70,608	$88,875

Company’s share of deficit	(17,686)	(14,838)
Advance to joint venture in the form of mezzanine financing	14,000	14,000
Capitalized costs/reimbursements	(310)	(310)
Loss in excess of investment balance not recorded by the Company	3,686	838

Company’s investment balance	$—	$—

Summarized income statement information of Mondrian South Beach is as follows (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Operating revenues	$37,046	$44,224	$38,968
Operating expenses	38,915	49,924	40,457
Depreciation	898	821	846

Operating loss	(2,767)	(6,521)	(2,335)
Interest expense	2,087	946	1,569
Impairment loss	1,500	3,355	—
Noncontrolling interest	—	—	10

Net loss	(6,354)	(10,822)	(3,914)

Amount recorded in equity in loss	$—	$(4,016)	$(1,801)

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

As of December 31, 2013, the Mondrian SoHo joint venture’s outstanding mortgage debt secured by the hotel was $196.0 million, excluding $27.2 million of deferred interest. The loan matured on November 15, 2012. In January 2013, the lender initiated foreclosure proceedings seeking, among other things, the ability to sell the property free and clear of the Company’s management agreement. The Company moved to dismiss the lender’s complaint on the grounds that, among other things, its management agreement is not terminable upon a foreclosure. On April 2, 2013, the lender opposed the Company’s motion to dismiss and cross-moved for summary judgment. On August 12, 2013, the court heard oral argument on both motions, as well as a third motion brought by the Company to strike an affirmation submitted by lender’s attorney. On January 27, 2014, the court granted the Company’s motion to dismiss on the ground that a management contract does not constitute an interest subject to foreclosure, and denied lender’s motion for summary judgment as moot. On February 27, 2014, the court held a status conference where a schedule was set for further proceedings including a further summary judgment motion to be filed by the lender within 30 days as to the remaining defendants.

On February 25, 2013, the owner of Mondrian SoHo, a joint venture in which Morgans Group owns a 20% equity interest, gave notice purporting to terminate the Company’s subsidiary as manager of the hotel. It also filed a lawsuit against the Company seeking termination of the management agreement on the same grounds. In addition, the Company, through its equity affiliate, filed a separate action against the owner and its parent in the Delaware Chancery Court for, among other things, breaching fiduciary duties and their joint venture agreement for failing to obtain consent prior to the termination. That action was subsequently consolidated with the termination action. On September 20, 2013, the Delaware Chancery Court ruled that the owner of Mondrian SoHo terminated the hotel management agreement on agency grounds, that Morgans must vacate the hotel forthwith or on whatever other timetable the hotel owner chooses, and that two claims by the Company’s equity affiliate are dismissed but not its breach of fiduciary duty claim. On September 30, 2013, the Company filed a motion for reconsideration and to stay execution of the judgment pending appeal. That motion is still pending, and no final order has as yet been issued. By joint stipulation of the parties, granted on February 21, 2014, Sochin JV will file its opposition to the motion for reconsideration and to stay by March 24, 2014, following which the court will issue its ruling. The parties have also stipulated to move, answer or otherwise respond to the operative complaints, by March 24, 2014. Should the Company not prevail on its motion for reconsideration and to stay, the Company intends to vigorously pursue its rights on appeal, but no assurance can be provided that the Company will prevail or otherwise retain management of the hotel.

On April 30, 2013, the Company filed a lawsuit against its joint venture partner and affiliates in New York Supreme Court for damages based on the wrongful attempted termination of the management agreement, defamation, and breach of fiduciary and other obligations under the parties’ joint venture agreement. On August 23, 2013, the owner moved to dismiss that complaint. As of January 13, 2014, that motion has been fully briefed, and oral argument has been set for April 10, 2014.

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

As of December 31, 2013, the Company’s financial statements reflect no value for its investment in the Mondrian SoHo joint venture. During the year ended December 31, 2013, the Company recorded a non-cash impairment charge of $1.5 million related to certain outstanding receivables due from Mondrian SoHo through impairment loss on receivables and other assets from managed hotel and unconsolidated joint venture.

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

Summarized balance sheet information of Mondrian SoHo as of December 31, 2013 and 2012 is as follows (in thousands):

	As of December 31, 2013	As of December 31, 2012
Real estate, net	$160,596	$167,579
Other assets	6,146	5,439

Total assets	$166,742	$173,018

Other liabilities	35,516	30,864
Debt	196,017	196,017
Preferred loans from members and vendor loans	37,263	41,317
Total deficit	(102,054)	(95,180)

Total liabilities and deficit	$166,742	$173,018

Company’s share of equity	(20,410)	(19,036)
Advance to joint venture in the form of preferred loans	11,876	11,876
Loss in excess of investment balance not recorded by Company	8,534	7,160

Company’s investment balance	$—	$—

Summarized income statement information of Mondrian SoHo for the years ended December 31, 2013, 2012 and the period during 2011 that the hotel was open is as follows (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Operating revenues	$41,325	$34,759	$29,016
Operating expenses	29,424	26,324	26,110
Depreciation	5,663	5,599	6,538

Operating income (loss)	6,238	2,836	(3,632)
Interest expense	13,109	20,616	16,158
Impairment loss	—	—	61,974

Net loss	(6,871)	(17,780)	(81,764)

Amount recorded in equity in loss	$—	$(1,027)	$(4,067)

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

The Company accounted for this investment under the equity method of accounting through December 31, 2013, until its recording of losses was suspended. At December 31, 2013, the Company’s investment in this food and beverage venture was reduced to zero. Because the Company has written its investment value in the joint venture to zero, for financial reporting purposes, the Company believes its maximum exposure to losses as a result of its involvement in the food and beverage venture at Mondrian South Beach variable interest entity is limited to any outstanding receivables, which are immaterial as of December 31, 2013.

Ames

On June 17, 2008, the Company, Normandy Real Estate Partners, and Ames Hotel Partners entered into a joint venture agreement as part of the development of the Ames hotel in Boston. Ames opened on November 19, 2009 and has 114 guest rooms, a restaurant, bar and other facilities.

In September 2011, based on the then prevailing economic conditions and the joint ventures upcoming mortgage debt maturity, the joint venture concluded that the hotel was impaired. As a result, the Company wrote down its investment in Ames to zero and recorded its share of the impairment charge of $10.6 million through equity in loss of unconsolidated joint ventures for the year ended December 31, 2011. During the years ended December 31, 2013 and 2012, the Company recorded impairment charges of $0.2 million and $0.6 million, respectively, related to uncollectible receivables which were converted into an equity contribution and impaired through equity in loss of unconsolidated joint ventures.

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

On April 26, 2013, the joint venture closed on a new loan agreement with the mortgage lenders that provides for a reduction of the mortgage debt and an extension of maturity in return for a cash paydown. The Company did not contribute to the cash paydown and instead entered into an agreement with its joint venture partner pursuant to which, among other things, (1) the Company assigned its equity interests in the joint venture to its joint venture partner, (2) the Company agreed to give its joint venture partner the right to terminate its management agreement upon 60 days prior notice in return for an aggregate payment of $1.8 million, and (3) a creditworthy affiliate of the Company’s joint venture partner has assumed all or a portion of the Company’s potential liability with respect to historic tax credit guaranties, with the Company’s liability for any tax credit guaranties capped, in any event, at $3.0 million in the aggregate. The potential liability for historic tax credit guaranties relates to approximately $16.9 million of federal and state historic rehabilitation tax credits that Ames qualified for at the time of its development. As of December 31, 2013, there has been no triggering event that would require the Company to accrue any potential liability related to the historic tax credit guarantee.

In May 2013, the hotel owner exercised its right to terminate the Company’s management agreement effective July 17, 2013, and on July 17, 2013 the management agreement terminated. The Company received and recorded income of $0.9 million of the $1.8 million payment during the second quarter of 2013. The Company received the remaining $0.9 million in July 2013, which was recorded in management fee-related parties and other income on the consolidated statements of comprehensive loss during the year ended December 31, 2013.

Prior to the Company assigning its equity interests in the joint venture to its joint venture partner, net income or loss and cash distributions or contributions were allocated to the partners in accordance with ownership interests. The Company accounted for this investment under the equity method of accounting.

The Company had no ownership interest in Ames as of December 31, 2013. Summarized balance sheet information of Ames is as follows (in thousands):

As of December 31, 2012
Real estate, net	$35,151
Other assets	2,208

Total assets	$37,359

Other liabilities	9,962
Debt	45,086
Total deficit	(17,689)

Total liabilities and deficit	$37,359

Company’s share of equity	(5,129)
Capitalized costs/reimbursements	31
Losses in excess of investment balance not recorded by the Company	5,098

Company’s investment balance	$—

Summarized income statement information of Ames is as follows (in thousands). Information presented in 2013 is from January 1, 2013 through April 26, 2013, the date the Company no longer had an ownership interest in Ames:

	January 1, 2013 to April 26, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Operating revenues	$2,587	$10,277	$10,790
Operating expenses	4,986	10,284	10,757
Depreciation	532	1,690	2,506

Operating loss	(2,931)	(1,697)	(2,473)
Interest expense	1,035	1,782	1,989
Gain on sale of tax credits	(683)	(2,048)	(2,048)
Impairment loss	—	—	49,907

Net loss	(3,283)	(1,431)	(52,321)

Amount recorded in equity in loss	$(151)	$(564)	$(11,062)

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

Under a management agreement with Morgans Europe, prior to the sale, and with the new hotels’ owners, subsequent to the sale, the Company earns management fees and a reimbursement for allocable chain service and technical service expenses. The Company is also entitled to an incentive management fee and a capital incentive fee. The Company did not earn any incentive fees during the years ended December 31, 2013, 2012 and 2011.

Prior to the Company selling its joint venture ownership interest, net income or loss and cash distributions or contributions were allocated to the partners in accordance with ownership interests. The Company accounted for this investment under the equity method of accounting.

The Company had no ownership in Morgans Europe as of December 31, 2013 and 2012. Summarized consolidated income statement information of Morgans Europe is as follows (in thousands). The currency translation is based on an exchange rate of 1 British pound to 1.61 and 1.55 which is an average monthly exchange rate provided by www.oanda.com for the period from January 1, 2011 through November 23, 2011, which is the period the Company has ownership interest in Morgans Europe.

Jan. 1, 2011 – Nov. 23, 2011
Hotel operating revenues	$45,675
Hotel operating expenses	29,515
Depreciation and amortization	4,694

Operating income	11,466
Interest expense	17,200

Net loss for period	(5,734)
Other comprehensive loss	1,488

Comprehensive loss	$(4,246)

Company’s share of net loss	$(2,867)
Company’s share of other comprehensive income	3,259

Company’s share of comprehensive income	$392
Company’s share of realized loss on foreign currency exchange adjustment from sale of assets	(2,515)
Other amortization	(115)

Amount recorded in equity in loss	$(5,497)

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

Summarized consolidated income statement information of SC London is as follows (in thousands). The currency translation is based on an exchange rate of 1 British pound to 1.61 and 1.55 which is an average monthly exchange rate provided by www.oanda.com for the period from January 1, 2011 through June 20, 2011, which represents the period the Company accounted for its investment in SC London as an unconsolidated subsidiary.

Jan. 1, 2011 – June 20, 2011
Operating revenues	$8,838
Operating expenses	9,696
Depreciation	162

Net loss	(1,020)

Amount recorded in equity in loss	$(510)

Shore Club

In May 2013, a Florida trial court entered a final judgment of foreclosure in favor of the lender on the Shore Club mortgage that allegedly went into default in September 2009, and set a June 25, 2013 foreclosure sale. On June 24, 2013, the joint venture that owned the Shore Club at that time agreed to a six-month refinancing with Fortress Investment Group LLC, a new lender, which expired on December 24, 2013. Pursuant to the refinancing, the foreclosure judgment was satisfied by the joint venture, and a notice of that satisfaction was filed with the court on July 9, 2013, resolving the foreclosure judgment and absolving the need for a judicial sale. The previous owner has appealed the foreclosure judgment to the Florida Court of Appeals, which appeal is still pending.

Subsequent to the expiration of the refinancing term, the hotel was recently sold on December 30, 2013 to HFZ Capital Group. Phillips International, an affiliate of Shore Club’s former owner, will retain an ownership stake. The new owner has publicly stated that it may convert a substantial part of the hotel to condos, and the Company could be replaced as hotel manager. To date, the Company has received no notice of termination of its management agreement, and intends to continue to operate the hotel pursuant to that agreement. However, no assurance can be provided that the Company will continue to do so in the future. As of December 31, 2013, the Company had only an immaterial contingent profit participation equity interest in Shore Club.

Mondrian Istanbul

In December 2011, the Company announced a new hotel management agreement for an approximately 105 room Mondrian-branded hotel to be located in the Old City area of Istanbul, Turkey. In December 2011 and January 2012, the Company contributed an aggregate of $10.3 million, $5.1 of which was funded in January 2012, in the form of equity and key money and has a 20% ownership interest in the venture owning the hotel. The Company has no additional funding commitments in connection with this project.

Due to the Company’s joint venture partner’s failure to achieve certain agreed milestones in the development of the hotel, in early 2014, the Company exercised a put option under its Mondrian Istanbul joint venture agreement that requires the Company’s joint venture partner to buy back its equity interests in the Mondrian Istanbul joint venture. The Company’s rights under that joint venture agreement are secured by, among other things, a mortgage on the property. In February 2014, the Company issued a notice of default to its joint venture partner, as they failed to buy back the Company’s equity interests by the contractual deadline, and further notified its joint venture partner that the Company plans to begin foreclosure proceedings as a result of the event of default. The Company does not currently anticipate that these proceeding will have an impact on its management agreement should the hotel development continue.

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

The Company had no ownership in Hard Rock as of December 31, 2013 and 2012. Summarized income statement information of Hard Rock for the period from January 1, 2011 through March 1, 2011 are as follows (in thousands). The Company’s final ownership percentage as of March 1, 2011, was 8.3%. Information presented in 2011 is from January 1, 2011 through the date the Company no longer had an ownership interest in Hard Rock.

Jan. 1, 2011 – Feb. 28, 2011
Operating revenues	$29,257
Operating expenses	25,850
Depreciation and amortization	10,858

Operating loss	(7,451)
Interest expense	14,862
Gain on forgiveness of debt	(32,460)
Income tax expense	141

Net income loss	10,006
Comprehensive income	335

Amount recorded in equity in loss	$(6,376)

6. Other Liabilities

Other liabilities consist of the following (in thousands):

	As of December 31, 2013	As of December 31, 2012
Designer fee claim	$13,866	$13,866
OPP LTIP Units Liability (note 10)	25	435

	$13,891	$14,301

Designer Fee Claim

As of December 31, 2013 and 2012, other liabilities consist of $13.9 million related to a designer fee claim. The Former Parent had an exclusive service agreement with a hotel designer, pursuant to which the designer has made various claims related to the agreement. Although the Company is not a party to the agreement, it may have certain contractual obligations or liabilities to the Former Parent in connection with the agreement. According to the agreement, the designer was owed a base fee for each designed hotel, plus 1% of gross revenues, as defined in the agreement, for a 10-year period from the opening of each hotel. In addition, the agreement also called for the designer to design a minimum number of projects for which the designer would be paid a minimum fee. A liability amount has been estimated and recorded in these consolidated financial statements before considering any defenses and/or counter-claims that may be available to the Company or the Former Parent in connection with any claim brought by the designer. The estimated costs of the design services were capitalized as a component of the applicable hotel and amortized over the five-year estimated life of the related design elements.

7. Debt and Capital Lease Obligations

Debt and capital lease obligations consists of the following (in thousands):

Description	As of December 31, 2013	As of December 31, 2012	Interest rate at December 31, 2013
Notes secured by Hudson (a)	$180,000	$180,000	8.90% (LIBOR + 8.40%, LIBOR floor of 0.50%)
Clift debt (b)	91,486	89,136	9.60%
Liability to subsidiary trust (c)	50,100	50,100	8.68%
Convertible Notes, face value of $172.5 million (d)	170,698	168,421	2.38%
Revolving credit facility (e)	37,000	19,000	5.00% (LIBOR + 4.00%, LIBOR floor of 1.00%)
TLG Promissory Notes (f)	17,995	17,930	(f)
Capital lease obligations (g)	6,109	6,127	(g)
Restaurant Lease Note (h)	6,551	7,429	(h)

Debt and capital lease obligation	$559,939	$538,143

As a result of the refinancing the Company completed in February 2014, discussed further below, the Company believes it has sufficient cash to meet its scheduled near-term debt maturities consisting of obligations due on the outstanding Convertible Notes, scheduled development commitments, operating expenses and other expenditures directly associated with its properties. The net proceeds from the Hudson/Delano 2014 Mortgage Loan, defined below, were applied to (1) repay $180 million of outstanding mortgage debt under the prior mortgage loan secured by Hudson (the “Hudson 2012 Mortgage Loan”), (2) repay $37 million of indebtedness under the Company’s $100 million senior secured revolving credit facility secured by Delano South Beach (the “Delano Credit Facility”), (3) provide cash collateral for reimbursement obligations with respect to a $10.0 million letter of credit under the Delano Credit Facility, and (4) fund reserves required under the Hudson/Delano 2014 Mortgage Loan, with the remainder available for general corporate purposes and working capital, which may include the repayment of other indebtedness, including the Convertible Notes and TLG Promissory Notes, subject to certain minimum unencumbered asset requirements. Following the use of the proceeds described above, net proceeds to the Company were approximately $214.0 million.

On February 28, 2014, the Company repurchased $88.0 million of outstanding Convertible Notes for an amount equal to their principal balance plus accrued interest, using cash on hand, including proceeds of the Hudson/Delano 2014 Mortgage Loan. However, The Company can provide no assurance that pending litigations will not result in negative outcomes or that other unexpected contingencies will not occur. Negative litigation outcomes and unexpected contingencies can necessitate the need for additional short-term liquidity.

(a) Mortgage Agreements

Hudson/Delano 2014 Mortgage Loan

On February 6, 2014, subsidiaries of the Company entered into a new mortgage financing with Citigroup Global Markets Realty Corp. and Bank of America, N.A., as lenders, consisting of nonrecourse mortgage and mezzanine loans in the aggregate principal amount of $450 million, secured by mortgages encumbering Delano South Beach and Hudson and pledges of equity interests in certain subsidiaries of the Company (collectively, the “Hudson/Delano 2014 Mortgage Loan”).

The Hudson/Delano 2014 Mortgage Loan bears interest at a reserve adjusted blended rate of 30-day LIBOR plus 565 basis points. The Company will maintain an interest rate cap for the amount of the Hudson/Delano 2014 Mortgage Loan that will cap the LIBOR rate on the debt under the Hudson/Delano 2014 Mortgage Loan at approximately 1.75% through the initial maturity date.

The Hudson/Delano 2014 Mortgage Loan matures on February 9, 2016. The Company has three, one-year extension options that will permit the Company to extend the maturity date of the Hudson/Delano 2014 Mortgage Loan to February 9, 2019, if certain conditions are satisfied at the respective extension dates, including delivery by the borrowers of a business plan and budget for the extension term reasonably satisfactory to the lenders and achievement by the Company of a specified debt yield. The second and third extensions would also require the payment of an extension fee in an amount equal to 0.25% of the then outstanding principal amount under the Hudson/Delano 2014 Mortgage Loan. A minimum unencumbered assets requirement may also be required if certain other indebtedness (as same may be amended, supplemented, modified, refinanced or replaced) becomes due during the extension term. The Company may prepay the Hudson/Delano 2014 Mortgage Loan in an amount necessary to achieve the specified debt yield.

The Hudson/Delano 2014 Mortgage Loan may be prepaid at any time, in whole or in part, subject to payment of a prepayment premium for any prepayment prior to August 9, 2015. There is no prepayment premium after August 9, 2015.

The Hudson/Delano 2014 Mortgage Loan is assumable under certain conditions, and provides that either one of the encumbered hotels may be sold, subject to prepayment of the Hudson/Delano 2014 Mortgage Loan at a specified release price and satisfaction of certain other conditions.

The Hudson/Delano 2014 Mortgage Loan contains restrictions on the ability of the borrowers to incur additional debt or liens on their assets and on the transfer of direct or indirect interests in Hudson or Delano South Beach and the owners of Hudson and Delano South Beach and other affirmative and negative covenants and events of default customary for multiple asset commercial mortgage-backed securities (CMBS) loans. The Hudson/Delano 2014 Mortgage Loan is nonrecourse to the Company’s subsidiaries that are the borrowers under the loan, except pursuant to certain carveouts detailed therein. In addition, the Company has provided a customary environmental indemnity and nonrecourse carveout guaranty under which it would have liability with respect to the Hudson/Delano 2014 Mortgage Loan if certain events occur with respect to the borrowers, including voluntary bankruptcy filings, collusive involuntary bankruptcy filings, changes to the Hudson capital lease without prior written consent of the lender, violations of the restrictions on transfers, incurrence of additional debt, or encumbrances of the property of the borrowers. The nonrecourse carveout guaranty requires the Company to maintain minimum unencumbered assets (as defined in the nonrecourse carveout guaranty) until the Company’s outstanding Convertible Notes and TLG Promissory Notes are repaid, extended, refinanced or replaced beyond the term of the Hudson/Delano 2014 Mortgage Loan. Further, the nonrecourse carveout guaranty prohibits the payment of dividends on or repurchase of the Company’s common stock.

Hudson Mortgage and Mezzanine Loan

On October 6, 2006, the Company’s subsidiary, Henry Hudson Holdings LLC (“Hudson Holdings”), entered into a nonrecourse mortgage financing secured by Hudson, and another subsidiary entered into a mezzanine loan related to Hudson, secured by a pledge of our equity interests in Hudson Holdings.

On October 1, 2010, Hudson Holdings entered into a modification agreement of the mortgage, together with promissory notes and other related security agreements, with a trustee, for the lenders (the “Amended Hudson Mortgage”). This modification agreement and related agreements extended the then $201.2 million mortgage until October 15, 2011. The interest rate on the Amended Hudson Mortgage was amended to 30-day LIBOR plus 1.03%. The interest rate on the $26.5 million Hudson mezzanine loan continued to bear interest at 30-day LIBOR plus 2.98%. The Company entered into interest rate caps, which expired on October 15, 2011, in connection with the Amended Hudson Mortgage, which effectively capped the 30-day LIBOR rate at 5.3% on the Amended Hudson Mortgage and effectively capped the 30-day LIBOR rate at 7.0% on the Hudson mezzanine loan.

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

On November 14, 2012, certain of the Company’s subsidiaries entered into the Hudson 2012 Mortgage Loan, a new mortgage financing with UBS Real Estate Securities Inc., as lender, consisting of a $180.0 million nonrecourse mortgage loan, secured by Hudson, that was fully-funded at closing. The net proceeds from the Hudson 2012 Mortgage Loan were applied to (1) repay $115 million of outstanding mortgage debt under the Hudson 2011 Mortgage Loan and related fees, (2) repay $36.0 million of indebtedness under the Company’s revolving credit facility, and (3) fund reserves required under the Hudson 2012 Mortgage Loan, with the remainder available for general corporate purposes.

The Hudson 2012 Mortgage Loan bore interest at a reserve adjusted blended rate of 30-day LIBOR (with a minimum of 0.50%) plus 840 basis points. The Company maintained an interest rate cap for the amount of the Hudson 2012 Mortgage Loan that capped the 30-day LIBOR rate on the debt under the Hudson 2012 Mortgage Loan at approximately 2.5% through the maturity date.

In connection with the Hudson/Delano 2014 Mortgage Loan, the Hudson 2012 Mortgage Loan was terminated after repayment of the outstanding debt thereunder.

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

Due to the amount of the payments stated in the lease, which increase periodically, and the economic environment in which the hotel operates, Clift Holdings has from time to time operated Clift at a loss, with Morgans Group funding cash shortfalls sustained at Clift in order to enable Clift Holdings to make lease payments from time to time. Clift Holdings was not able to make certain lease payments in 2010 and Morgans Group elected not to fund the cash shortfalls. Litigation ensued, and on September 17, 2010, Clift Holdings and the lessors entered into an amendment to the lease to memorialize, among other things, a reduced annual lease payment of $4.97 million from March 1, 2010 to February 29, 2012. Effective March 1, 2012, the annual rent reverted to the rent stated in the lease agreement, which provides for base annual rent of approximately $6.0 million per year through October 2014. Thereafter, base rent increases at 5-year intervals by a formula tied to increases in the Consumer Price Index, with a maximum increase of 40% and a minimum increase of 20% at October 2014, and a maximum increase of 20% and a minimum increase of 10% at each 5-year rent increase date thereafter. The lease is nonrecourse to the Company.

Morgans Group also entered into an agreement, dated September 17, 2010, whereby Morgans Group agreed to guarantee losses of up to $6 million suffered by the lessors in the event of certain “bad boy” type acts. As of December 31, 2013, there has been no triggering event that would require the Company to recognize a liability related to this guarantee.

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

As discussed in note 11, from April 21, 2010 to July 21, 2010, the Yucaipa Investors purchased from third parties $88 million of the Convertible Notes. On February 28, 2014, the Company entered into a Note Repurchase Agreement with the Yucaipa Investors, pursuant to which the Company repurchased the $88 million of Convertible Notes owned by them for an amount equal to their principal balance plus accrued interest. The Company used cash on hand, including proceeds of the Hudson/Delano 2014 Mortgage Loan, for this repurchase. Following the closing under the Note Repurchase Agreement, these Convertible Notes were retired and, as a result, the principal amount of the outstanding Convertible Notes has been reduced to $84.5 million.

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

The credit agreement provided commitments for the Delano Credit Facility, a $100 million revolving credit facility and included a $15 million letter of credit sub-facility. The maximum amount of such commitments available at any time for borrowings and letters of credit was determined according to a borrowing base valuation equal to the lesser of (i) 55% of the appraised value of Delano South Beach (the “Florida Property”) and (ii) the adjusted net operating income for the Florida Property divided by 11%. Extensions of credit under the Delano Credit Facility were available for general corporate purposes. The commitments under the Delano Credit Facility would have terminated on July 28, 2014, at which time all outstanding amounts under the Delano Credit Facility would have been due and payable.

As of December 31, 2013, the Company’s maximum borrowing availability on the Delano Credit Facility was $100.0 million, of which the Company had $37.0 million outstanding, and had a $10.0 million letter of credit outstanding securing the Company’s key money commitment obligation related to Mondrian at Baha Mar. The Company escrowed the cash as collateral for this letter of credit with proceeds from the Hudson/Delano 2014 Mortgage Loan.

The obligations of the Borrowers under the Delano Credit Facility were guaranteed by the Company and a subsidiary of the Company. Such obligations were also secured by a mortgage on the Florida Property and all associated assets of the Florida Borrower, as well as a pledge of all equity interests in the Florida Borrower.

The interest rate applicable to loans outstanding on the Delano Credit Facility was a floating rate of interest per annum, at the Borrowers’ election, of either LIBOR (subject to a LIBOR floor of 1.00%) plus 4.00%, or a base rate, as defined in the agreement, plus 3.00%. In addition, a commitment fee of 0.50% applied to the unused portion of the commitments under the Delano Credit Facility.

The Borrowers’ ability to borrow under the Delano Credit Facility was subject to ongoing compliance by the Company and the Borrowers with various customary affirmative and negative covenants, including limitations on liens, indebtedness, issuance of certain types of equity, affiliated transactions, investments, distributions, mergers and asset sales. In addition, the Delano Credit Facility required that the Company and the Borrowers maintain a fixed charge coverage ratio (consolidated EBITDA to consolidated fixed charges) of no less than (i) 1.05 to 1.00 at all times on or prior to June 30, 2012 and (ii) 1.10 to 1.00 at all times thereafter. As of December 31, 2013, the Company was in compliance with the fixed charge coverage ratio under the Delano Credit Facility and the fixed charge coverage ratio was 1.55x.

In connection with the closing of the Hudson/Delano 2014 Mortgage Loan, described more fully above, the Delano Credit Facility was terminated after repayment of the outstanding debt thereunder.

(f) TLG Promissory Notes

On November 30, 2011, pursuant to purchase agreements entered into on November 17, 2011, certain of the Company’s subsidiaries completed the acquisition of 90% of the equity interests in TLG for a purchase price of $28.5 million in cash and up to $18.0 million in notes convertible into shares of the Company’s common stock at $9.50 per share subject to the achievement of certain EBITDA targets for the acquired business (collectively, the “TLG Promissory Notes”). The TLG Promissory Notes were allocated $16.0 million to Mr. Sasson and $2.0 million to Mr. Masi.

The maximum payment of $18.0 million is based on TLG achieving EBITDA of at least $18.0 million from non-Morgans business (the “Non-Morgans EBITDA”) during the 27-month period starting on January 1, 2012, with ratable reduction of the payment if less than $18.0 million of EBITDA is earned. The TLG Promissory Notes mature on November 30, 2015 and may be voluntarily prepaid at any time. At either Messrs. Sasson’s or Masi’s options, the TLG Promissory Notes are payable in cash or in common stock of the Company valued at $9.50 per share. Each of the TLG Promissory Notes earns interest at an annual rate of 8%, provided that if the notes are not paid or converted on or before November 30, 2014, the interest rate increases to 18%. The TLG Promissory Notes provide that 75% of the accrued interest is payable quarterly in cash and the remaining 25% accrues and is payable at maturity. Morgans Group has guaranteed payment of the TLG Promissory Notes and interest.

As of the issue date, the fair value of the TLG Promissory Notes was estimated at approximately $15.5 million utilizing a Monte Carlo simulation to estimate the probability of the performance conditions being satisfied. The Monte Carlo simulation used a statistical formula underlying the Black-Scholes and binomial formulas and such simulation was run approximately 100,000 times. For each simulation, the payoff is calculated at the settlement date, which is then discounted to the award date at a risk-free interest rate. The average of the values over all simulations is the expected value on the issuance date. Assumptions used in the valuations included factors associated with the underlying performance of the Company’s stock price and total stockholder return over the term of the TLG Promissory Notes including total stockholder return, volatility and risk-free interest. The fair value of the TLG Promissory Notes was estimated as of the issue date using the following assumptions in the Monte-Carlo simulation: expected price volatility for the Company’s stock of 25%; a risk free rate of 0.4%; and no dividend payments over the measurement period. The fair value of the TLG Promissory Notes was $18.0 million as of December 31, 2013 and was estimated using the following assumptions in the Monte-Carlo simulation: expected price volatility for the Company’s stock of 15%; a risk free rate of 0.1%; and no dividend payments over the measurement period.

On June 17, 2013 and thereafter, the Company received Notices of Change of Control from Andrew Sasson and Andy Masi pursuant to the TLG Promissory Notes (together, the “Notices”). The TLG Promissory Notes are guaranteed by the Company. The Notices claimed that a total of $18 million of outstanding principal balances under the Promissory Notes, plus any accrued and unpaid interest, were immediately due and payable to Messrs. Sasson and Masi as the result of a “Change of Control” of the Company in connection with the election of directors at the Company’s 2013 Annual Meeting. On August 1, 2013, the Company received a purported notice of Event of Default, acceleration and default interest under the TLG Promissory Notes. On August 5, 2013, Messrs. Sasson and Masi filed a lawsuit in the Supreme Court of the State of New York against TLG Acquisition and Morgans Group alleging, among other things, breach of contract and an event of default under the TLG Promissory Notes as a result of the Company’s failure to repay the TLG Promissory Notes following an alleged “Change of Control”. The complaint sought payment of Mr. Sasson’s $16 million TLG Promissory Note and Mr. Masi’s $2 million TLG Promissory Note, plus interest compounded to principal, plus accrued and unpaid interest, including default interest, and reasonable costs and expenses incurred in the lawsuit. The Company believes that a Change of Control, within the meaning of the TLG Promissory Notes, has not occurred and that no prepayments are required under the TLG Promissory Notes. On September 26, 2013, the Company filed a motion to dismiss the complaint. On February 6, 2014, the court granted the Company’s motion to dismiss.

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

The second lease requires the Company to make annual payments, currently $328,128 (subject to increases due to increases in the Consumer Price Index), through December 2098. The Company has allocated both lease payments between the land and building based on their estimated fair values. The portion of the payments allocated to the building has been capitalized at the present value of the future minimum lease payments. The portion of the payments allocable to the land is treated as operating lease payments. The imputed interest rate on both of these leases is 8%, which is based on the Company’s incremental borrowing rate at the time the lease agreement was executed. The capital lease obligations related to the units amounted to approximately $6.1 million as of December 31, 2013 and 2012, respectively. Substantially all of the principal payments on the capital lease obligations are due at the end of the lease agreements.

The Company has also entered into capital lease obligations, which are immaterial to the Company’s consolidated financial statements, related to equipment at certain of the hotels.

(h) Restaurant Lease Note

As discussed in note 2, in August 2012, the Company acquired the leasehold interests in three food and beverage venues at Mandalay Bay from an existing tenant for $15.0 million in cash at closing and the issuance of a principal-only $10.6 million Restaurant Lease Note to be paid over seven years. The Restaurant Lease Note does not bear interest except in the event of default, as defined in the agreement. In accordance with ASC 470, Debt, the Company imputed interest on the Restaurant Lease Note, which was recorded at its fair value of $7.5 million as of the date of issuance. At December 31, 2013, the balance outstanding recorded on the Restaurant Lease Note is $6.6 million.

Principal Maturities

The following is a schedule, by year, of principal payments on notes payable (including capital lease obligations) as of December 31, 2013 (in thousands):

	Capital Lease Obligations and Debt Payable	Amount Representing Interest on Capital Lease Obligations	Principal Payments on Capital Lease Obligations and Debt Payable
2014	$406,184	$488	$405,696
2015	488	488	—
2016	488	488	—
2017	489	488	1
2018	489	488	1
Thereafter	187,678	33,437	154,241

	$595,816	$35,877	$559,939

The above table reflects the Company’s obligations prior to the February 6, 2014 closing of the Hudson/Delano 2014 Mortgage Loan and the February 28, 2014 repurchase of $88.0 million of outstanding Convertible Notes.

The Company’s pro forma principal payments on notes payable (including capital lease obligations) as of December 31, 2013 as if the closing of the Hudson/Delano 2014 Mortgage Loan, repayment of the Hudson 2012 Mortgage Loan and Delano Credit Facility, and repurchase of $88.0 million of Convertible Notes had all occurred in 2013, is as follows (in thousands):

	Capital Lease Obligations and Debt Payable	Amount Representing Interest on Capital Lease Obligations	Principal Payments on Capital Lease Obligations and Debt Payable
2014	$102,067	$488	$101,579
2015	488	488	—
2016	450,488	488	450,000
2017	489	488	1
2018	489	488	1
Thereafter	187,678	33,437	154,241

	$741,699	$35,877	$705,822

The tables above reflect the TLG Promissory Notes as payable in 2014, although their maturity date is November 30, 2015, as the Company may elect to prepay them on or prior to November 30, 2014 when the interest rate increases from 8% to 18%.

The weighted average interest rate on all of the Company’s debt for the years ended December 31, 2013, 2012, and 2011 was 6.0%, 6.1%, and 4.1%, respectively.

8. Commitments and Contingencies

Hotel Development Related Commitments

In order to obtain long term management, franchise and license contracts, the Company has committed to contribute capital in various forms on hotel development projects. These include equity investments, key money, debt financing and cash flow guarantees to hotel owners. The cash flow guarantees generally have a stated maximum amount of funding and a defined term. The terms of the cash flow guarantees to hotel owners generally require the Company to fund if the hotels do not attain specified levels of operating profit. Oftentimes, cash flow guarantees to hotel owners may be recoverable as loans repayable to the Company out of future hotel cash flows and/or proceeds from the sale of hotels.

The following table details, as of December 31, 2013 and 2012, the Company’s key money, equity investment and debt financing commitments for hotels under development as well as potential funding obligations under cash flow guarantees at operating hotels and hotels under development at the maximum amount under the applicable contracts, but excluding contracts where the maximum amount cannot be determined (in thousands):

	As of December 31, 2013 (1)	As of December 31, 2012 (1)
Key money, equity investment and debt financing commitments (2)	$32,499	$32,040
Cash flow guarantees	13,000	25,600
Cash flow guarantees in dispute (3)	8,000	8,000

Total maximum future funding commitments	$53,499	$65,640

Amounts due within one year (4)	$25,499	$—

(1)	The currency translation is based on an exchange rate of the applicable local currency to U.S. dollar using the exchange rate as of the end of the applicable reporting period.
(2)	As of December 31, 2013 and 2012, these commitments consist of key money commitments. The Company had no equity or debt financing commitments at December 31, 2013 and 2012.
(3)	Reflects an $8.0 million performance cash flow guarantee related to Delano Marrakech, which the Company believes it is not obligated to fund due to owner’s defaults under the management agreement terms. The Company has terminated its management agreement effective November 12, 2013, discussed further below. The owner of the hotel is disputing the circumstances surrounding termination. Both parties are seeking arbitration of outstanding claims, which is expected to occur in early 2015.
(4)	Amount represents £9.4 million (or approximately $15.5 million as of December 31, 2013) in key money for Mondrian London, which is expected to open in the summer of 2014, and funding of $10.0 million in key money for Mondrian at Baha Mar which is secured by a related letter of credit originally issued under the Delano Credit Facility and subsequently cash collateralized in February 2014 with proceeds from the Hudson/Delano 2014 Mortgage Loan.

In September 2012, the Company opened Delano Marrakech, a 71 room hotel in Marrakech, Morocco. The management agreement included certain cash flow guarantees by the Company which stipulate certain minimum levels of operating performance and could result in potential future funding obligations related to Delano Marrakech, which are in dispute and disclosed in the hotel commitments and guarantees table above. In June 2013, the Company served the owner of Delano Marrakech with a notice of default for, among other things, failure to pay fees and reimbursable expenses and to operate the hotel in accordance with the standards under the management agreement. In September 2013, the Company served notice of termination of its management agreement for Delano Marrakech following the failure by the owner of Delano Marrakech to remedy numerous breaches of the agreement. As a result, the Company discontinued all affiliation with the hotel, including removal of the Delano name, and terminated management of the property, effective November 12, 2013. Pursuant to the management agreement, in the event of an owner default, the Company has no further obligations under the performance-based cash flow guarantee. The owner of the hotel is disputing the circumstances surrounding termination. Both parties are seeking arbitration of outstanding claims, including the Company’s claims for unpaid fees and reimbursements. Arbitration is expected to occur in early 2015. As a result of these events, in 2013, the Company recognized non-cash impairment charges related to the Company’s key money contribution recorded in other assets and receivables due from and related to Delano Marrakech totaling $4.5 million, which was recorded as an impairment loss on receivables and other assets from managed hotel.

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

In January 2014, the Company signed a franchise agreement for a Morgans Original branded hotel in Istanbul, Turkey. The hotel, which is currently under development, is being converted from office and retail space, is expected to have 78 rooms and open in late 2014. The Company has a $0.7 million key money obligation that will be funded upon the hotel opening.

As the Company pursues its growth strategy, it may continue to invest in new management, franchise and license agreements through key money and equity investments. To fund any such future investments, the Company may from time to time pursue additional potential financing opportunities it has available.

The Company has signed management, license or franchise agreements for various hotels which are in the development stage. As of December 31, 2013, these include the following:

	Expected Room Count	Anticipated Opening	Initial Term
Hotels Currently Under Construction or Renovation:
Mondrian London	360	2014	25 years
Delano Las Vegas (1)	1,114	2014	10 years	(1)
Morgans Original, Istanbul (1)	78	2014	15 years	(2)
Mondrian Doha	270	2014	30 years
Mondrian at Baha Mar	310	2015	20 years
Delano Moscow	160	2015	20 years
Other Signed Agreements:
Mondrian Istanbul	105		20 years
Delano Aegean Sea	150		20 years
Delano Cartagena	211		20 years

(1)	Hotel is subject to a license or franchise agreement.

Financing has not been obtained for the hotel projects listed under “Other Signed Agreements” above, and there can be no assurances that any or all of the Company’s development stage projects will be developed as planned. If adequate project financing is not obtained, these projects may need to be limited in scope, deferred or cancelled altogether, and to the extent the Company has previously funded key money, an equity investment or debt financing on a cancelled project, the Company may be unable to recover the amounts funded.

For example, due to the Company’s joint venture partner’s failure to achieve certain agreed milestones in the development of the hotel, in early 2014, the Company exercised a put option under its Mondrian Istanbul joint venture agreement that requires the Company’s joint venture partner to buy back its equity interests in the Mondrian Istanbul joint venture. The Company’s rights under that joint venture agreement are secured by, among other things, a mortgage on the property. In February 2014, the Company issued a notice of default to its joint venture partner, as they failed to buy back the Company’s equity interests by the contractual deadline, and further notified its joint venture partner that the Company plans to begin foreclosure proceedings as a result of the event of default. The Company does not currently anticipate that these proceeding will have an impact on our management agreement should the hotel development continue.

Other Guarantees to Hotel Owners

As discussed above, the Company has provided certain cash flow guarantees to hotel owners in order to secure management contracts.

The Company’s hotel management agreements for Royalton and Morgans contain cash flow guarantee performance tests that stipulate certain minimum levels of operating performance. These performance test provisions give the Company the option to fund a shortfall in operating performance limited to the Company’s earned base fees. If the Company chooses not to fund the shortfall, the hotel owner has the option to terminate the management agreement. As of December 31, 2013, approximately $1.0 million was accrued as a reduction to management fees related to these performance test provisions. The Company’s maximum potential amount of future fundings related to the Royalton and Morgans performance guarantee cannot be determined as of December 31, 2013, but under the hotel management agreements is limited to the Company’s base fees earned.

Operating Joint Venture Hotels Commitments and Guarantees

The following details obligations the Company has or may have related to its operating joint venture hotels as of December 31, 2013.

Mondrian South Beach Mortgage and Mezzanine Agreements. Morgans Group and affiliates of its joint venture partner have agreed to provide standard nonrecourse carve-out guaranties and provide certain limited indemnifications for the Mondrian South Beach mortgage and mezzanine loans. In the event of a default, the lenders’ recourse is generally limited to the mortgaged property or related equity interests, subject to standard nonrecourse carve-out guaranties for “bad boy” type acts. Morgans Group and affiliates of its joint venture partner also agreed to guarantee the joint venture’s obligation to reimburse certain expenses incurred by the lenders and indemnify the lenders in the event such lenders incur liability in connection with certain third-party actions. Morgans Group and affiliates of its joint venture partner have also guaranteed the joint venture’s liability for the unpaid principal amount of any seller financing note provided for condominium sales if such financing or related mortgage lien is found unenforceable, provided they shall not have any liability if the seller financed unit becomes subject to the lien of the lender’s mortgage or title to the seller financed unit is otherwise transferred to the lender or if such seller financing note is repurchased by Morgans Group and/or affiliates of its joint venture at the full amount of unpaid principal balance of such seller financing note. In addition, although construction is complete and Mondrian South Beach opened on December 1, 2008, Morgans Group and affiliates of its joint venture partner may have continuing obligations under construction completion guaranties until all outstanding payables due to construction vendors are paid. As of December 31, 2013, there are remaining payables outstanding to vendors of approximately $0.4 million. Pursuant to a letter agreement with the lenders for the Mondrian South Beach loan, the joint venture agreed that these payables, many of which are currently contested or under dispute, will not be paid from operating funds but only from tax abatements and settlements of certain lawsuits. In the event funds from tax abatements and settlements of lawsuits are insufficient to repay these amounts in a timely manner, the Company and its joint venture partner are required to fund the shortfall amounts.

The Company and affiliates of its joint venture partner also have each agreed to purchase approximately $14 million of condominium units under certain conditions, including an event of default. In the event of a default under the lender’s mortgage or mezzanine loan, the joint venture partners are each obligated to purchase selected condominium units, at agreed-upon sales prices, having aggregate sales prices equal to 1/2 of the lesser of $28.0 million, which is the face amount outstanding on the lender’s mezzanine loan, or the then outstanding principal balance of the lender’s mezzanine loan. The joint venture is not currently in an event of default under the mortgage or mezzanine loan. As of December 31, 2013, there has been no triggering event that would require the Company to recognize a liability related to the construction completion or the condominium purchase guarantees.

Mondrian SoHo. Certain affiliates of the Company’s joint venture partner have agreed to provide a standard nonrecourse carve-out guaranty for “bad boy” type acts and a completion guaranty to the lenders for the Mondrian SoHo loan, for which Morgans Group has agreed to indemnify the joint venture partner and its affiliates up to 20% of such entities’ guaranty obligations, provided that each party is fully responsible for any losses incurred as a result of its own gross negligence or willful misconduct. As of December 31, 2013, there has been no triggering event that would require the Company to recognize a liability related to this indemnity.

Ames. On April 26, 2013, the joint venture closed on a new loan agreement with the mortgage lenders that provides for a reduction of the mortgage debt and an extension of maturity in return for a cash paydown. The Company did not contribute to the cash paydown and instead entered into an agreement with its joint venture partner pursuant to which, among other things, (1) the Company assigned its equity interests in the joint venture to its joint venture partner, (2) the Company agreed to give its joint venture partner the right to terminate its management agreement upon 60 days prior notice in return for an aggregate payment of $1.8 million, and (3) a creditworthy affiliate of the Company’s joint venture partner has assumed all or a portion of the Company’s potential liability with respect to historic tax credit guaranties, with the Company’s liability for any tax credit guaranties capped, in any event, at $3.0 million in the aggregate. The potential liability for historic tax credit guaranties relates to approximately $16.9 million of federal and state historic rehabilitation tax credits that Ames qualified for at the time of its development. As of December 31, 2013, there has been no triggering event that would require the Company to accrue any potential liability related to the historic tax credit guarantee. In May 2013, the hotel owner exercised its right to terminate the Company’s management agreement effective July 17, 2013, and on July 17, 2013, the management agreement was terminated. The Company received and recorded income of $0.9 million of the $1.8 million payment during the second quarter of 2013. The Company received the remaining $0.9 million in July 2013, which was recorded in management fee-related parties and other income on the consolidated statements of comprehensive loss during the year ended December 31, 2013.

Guaranteed Loans and Commitments

The Company has made payment guarantees to lenders and lessors of its owned and leased hotels, namely related to the Hudson 2012 Mortgage Loan, the Clift lease payments and the Delano Credit Facility, as discussed further in note 7. In connection with the closing of the Hudson/Delano 2014 Mortgage Loan, described more fully above, the Delano Credit Facility was terminated after repayment of the outstanding debt thereunder.

Additionally, the Company is obligated to make future minimum lease payments for noncancelable leases, which the Company accounts for as operating leases. These operating leases include amounts related to the portion of the Hudson capital lease which are allocable to land, lease payments to hotel owners related to certain of our Owned F&B Operations, lease payments related to the Company’s three restaurants at Mandalay Bay, and our corporate office lease. Future minimum lease payments related to these operating leases in effect as of December 31, 2013 are as follows (in thousands):

	Land (See note 7)	Other
2014	$266	$4,407
2015	266	4,435
2016	266	4,465
2017	266	4,496
2018	266	4,343
Thereafter	20,769	3,765

Total	$22,099	$25,911

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

Multi-employer Retirement Plan

As of December 31, 2013, approximately 27.6% of the Company’s employees are subject to collective bargaining agreements. The Company is a participant, through these collective bargaining agreements, in multi-employer defined contribution retirement plans in New York and multi-employer defined benefit retirement plans in California covering union employees. The Company is a participant, through collective bargaining agreements, in multi-employer defined benefit retirement plans in Las Vegas, Nevada related to certain TLG employees, and these expenses are reimbursed by various MGM affiliates in connection with the Company’s applicable management agreements.

The Company’s participation in these plans is outlined in the table below (in thousands):

Pension Fund	EIN/ Pension Plan Number	Pension Protection Act Zone Status, as of January 1,		Contributions
		2013	2012	2013	2012	2011
New York Hotel Trades Council and Hotel Association of New York City, Inc. Pension Fund	13-1764242/001	Yellow	Yellow	$1,446	$1,309	$1,743
Other				793	600	561

Total Contributions				$2,239	$1,909	$2,304

Eligible employees at the Company’s owned and managed hotels in New York City participate in the New York Hotel Trades Council and Hotel Association of New York City, Inc. Pension Fund. The Company contributions are based on a percentage of all union employee wages as dictated by the collective bargaining agreement that expires on June 30, 2019. The Company’s contributions did not exceed 5% of the total contributions to the pension fund in 2013, 2012, or 2011. The pension fund has implemented a funding improvement plan and the Company has not paid a surcharge.

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

Litigations Regarding Mondrian SoHo

On January 16, 2013, German American Capital Corporation, the lender for the mortgage loans on Mondrian SoHo (“GACC” or the “lender”), filed a complaint in the Supreme Court of the State of New York, County of New York against Sochin Downtown Realty, LLC, the joint venture that owns Mondrian SoHo (“Sochin JV”), Morgans Management, the manager for the hotel, Morgans Group, Happy Bar LLC and MGMT LLC, seeking foreclosure including, among other things, the sale of the mortgaged property free and clear of the management agreement, entered into on June 27, 2007, as amended on July 30, 2010, between Sochin JV and Morgans Management. According to the complaint, Sochin JV defaulted by failing to repay the approximately $217 million outstanding on the loans when they became due on November 15, 2012. Cape Advisors Inc. indirectly owns 80% of the equity interest in Sochin JV and Morgans Group indirectly owns the remaining 20% equity interest.

On March 11, 2013 the Company moved to dismiss the lender’s complaint on the grounds that, among other things, the Company’s management agreement is not terminable upon a foreclosure. On April 2, 2013, the lender opposed the Company’s motion to dismiss and cross-moved for summary judgment. On August 12, 2013, the court heard oral argument on both motions, as well as a third motion brought by the Company to strike an affirmation submitted by lender’s attorney. On January 27, 2014, the court granted Morgans Management’s motion to dismiss on the ground that a management contract does not constitute an interest subject to foreclosure, and denied lender’s motion for summary judgment as moot. On February 27, 2014, the court held a status conference where a schedule was set for further proceedings including a further summary judgment motion to be filed by the lender within 30 days as to the remaining defendants.

On February 25, 2013, Sochin JV filed a complaint in the Delaware Chancery Court against Morgans Hotel Group Management LLC and Morgans Group, seeking, among other things, a declaration that plaintiff terminated the management agreement for the hotel, injunctive relief, and an award of damages in an amount to be determined, but alleged to exceed $10 million, plus interest. In addition, the Company, through its equity affiliate, filed a separate action against the owner and its parent in the Delaware Chancery Court for, among other things, breaching fiduciary duties and their joint venture agreement for failing to obtain consent prior to the termination. That action was subsequently consolidated with the termination action. On September 17, 2013, the Delaware Chancery Court heard oral argument on various motions to dismiss and for partial summary judgment in the consolidated actions, following which the court entered orders, on September 20, 2013, ruling that Sochin JV properly terminated the hotel management agreement on agency grounds, that Morgans must vacate the hotel forthwith or on whatever other timetable the hotel owner chooses, and that two claims by the Company’s equity affiliate are dismissed but not its breach of fiduciary duty claim. On September 30, 2013, the Company filed a motion for reconsideration and to stay execution of the judgment pending appeal. . That motion is still pending, and no final order has as yet been issued. By joint stipulation of the parties, granted on February 21, 2014, Sochin JV will file its opposition to the motion for reconsideration and to stay by March 24, 2014, following which the court will issue its ruling. The parties have also stipulated to move, answer or otherwise respond to the operative complaints, by March 24, 2014. Should the Company not prevail on its motion for reconsideration and to stay, the Company intends to vigorously pursue its rights on appeal, but no assurance can be provided that the Company will prevail or otherwise retain management of the hotel.

On April 30, 2013, the Company filed a lawsuit against the majority member of Sochin JV’s parent and its affiliate in New York Supreme Court for damages based on the attempted wrongful termination of the management agreement, defamation, and breach of fiduciary and other obligations under the parties’ joint venture agreement. On August 23, 2013, the owner moved to dismiss that complaint. As of January 13, 2014, that motion has been fully briefed, and oral argument has been set for April 10, 2014. It is not possible to predict with reasonable certainty the outcome of this action, nor the amount of damages the Company is likely to recover should it ultimately prevail on one or more of its claims.

Litigation Regarding TLG Promissory Notes

On August 5, 2013, Messrs. Andrew Sasson and Andy Masi filed a lawsuit in the Supreme Court of the State of New York against TLG Acquisition LLC and Morgans Group LLC relating to the $18 million TLG Promissory Notes. See note 1 and note 7 regarding the background of the TLG Promissory Notes. The complaint alleges, among other things, a breach of contract and an event of default under the TLG Promissory Notes as a result of the Company’s failure to repay the TLG Promissory Notes following an alleged “Change of Control” that purportedly occurred upon the election of the Company’s current Board of Directors on June 14, 2013. The complaint sought payment of Mr. Sasson’s $16 million TLG Promissory Note and Mr. Masi’s $2 million TLG Promissory Note, plus interest compounded to principal, as well as default interest, and reasonable costs and expenses incurred in the lawsuit. On September 26, 2013, the Company filed a motion to dismiss the complaint. On February 6, 2014, the Court granted the Company’s motion to dismiss.

Litigation Regarding 2013 Deleveraging Transaction, Proxy Litigation Between Mr. Burkle and OTK, and Litigation Regarding Yucaipa Board Observer Rights

On February 28, 2014, the Company entered into a binding Memorandum of Understanding (“MOU”) which contemplates the partial settlement and dismissal with prejudice of the action entitled OTK Associates, LLC v. Friedman, et al., C.A. No. 8447-VCL (Del. Ch.) (the “Delaware Action”) and the complete settlement and dismissal with prejudice of the actions entitled Yucaipa American Alliance Fund II L.P., et al. v. Morgans Hotel Group Co., et al., Index No. 652294/2013 (NY Sup.) (the “Securities Action”); Burkle v. OTK Associates, LLC, et al., Case No. 13-CIV-4557 (S.D.N.Y.) (the “Proxy Action”); and Yucaipa American Alliance Fund II L.P., et al. v. Morgans Hotel Group, Index No. 653455/2013 (NY Sup.) (the “Observer Action”) (the foregoing four actions are collectively referred to as the “Actions”). An overview of the Actions and terms of the MOU follows.

The Delaware Action

On April 1, 2013, director Jason Kalisman filed in the Delaware Chancery Court the “Delaware Action,” a purported derivative action on the Company’s behalf against former directors Robert Friedman, Thomas L. Harrison, Michael D. Malone, Jeffrey Gault and Andrew Sasson (collectively, the “Former Director Defendants”), Michael J. Gross, a former director and chief executive officer, and Ronald W. Burkle, another former director, and the following companies with which he is affiliated: Yucaipa American Alliance Fund II, L.P., Yucaipa American Alliance (Parallel) Fund II, L.P., Yucaipa Aggregator Holdings, LLC and The Yucaipa Companies LLC (collectively, the “Yucaipa Defendants”). The action arose from a proposed deleveraging transaction between the Company and the Yucaipa Defendants (the “2013 Deleveraging Transaction”), which a majority of the Board of Directors voted to approve on March 30, 2013. On April 4, 2013, OTK, a stockholder of the Company, filed a motion to intervene as a plaintiff in the Delaware Action.

On May 14, 2013, the court issued a preliminary injunction (a) prohibiting the Company from taking any steps to consummate the 2013 Deleveraging Transaction until the earlier of a trial or the taking of certain action by the Board of Directors and one of its committees; and (b) requiring the Company to hold its 2013 Annual Meeting on the date originally scheduled, using the originally scheduled record date. The court further determined that all claims asserted by plaintiffs, including those resolved on a preliminary basis by the court in its May 14, 2013 Order, were subject to final resolution following trial.

On July 9, 2013, the court granted plaintiff OTK’s motion to file a Second Amended and Supplemental Complaint (the “Second Amended Complaint”). The Second Amended Complaint excludes Mr. Kalisman as a plaintiff but continues to assert claims, both directly and derivatively on the Company’s behalf, against all persons and entities previously named as defendants in the Amended Complaint, except that no claims are now made against the Company.

On July 17, 2013, counsel for Mr. Kalisman and OTK filed in the Delaware Action a motion for the award of approximately $2.7 million in attorneys’ fees and expenses related to their prosecution of the Delaware Action through the date of the motion. On October 31, 2013, the court, after directing that notice of the application be given to the Company’s stockholders and having not received any objections, issued an order granting the award. The Company’s directors and officers liability insurance paid this award in late 2013.

On August 22, 2013, the Company filed its answer to the Second Amended Complaint. The defendants in the action chose either to answer the Second Amended Complaint or moved to dismiss or stay the action. On January 21, 2014, the court granted an unopposed motion to dismiss without prejudice all claims asserted against Mr. Gross in the Delaware Action. On February 5, 2014, the court issued an opinion denying, in most part, all the defendants’ motions to dismiss or stay the Delaware Action.

The Securities Action

On June 27, 2013, Yucaipa American Alliance Fund II, L.P., Yucaipa American Alliance (Parallel) Fund II, L.P., Yucaipa Aggregator Holdings, LLC and Vintage Deco Hospitality LLC (collectively the “Yucaipa Securities Action Plaintiffs”) filed a complaint against the Company and Morgans Group in the Supreme Court of the State of New York alleging, among other things, that the Company and Morgans Group had refused to use commercially reasonable best efforts to close the various putative agreements comprising the 2013 Deleveraging Transaction, and that there has “effectively” been a withdrawal or adverse modification of the approval of the 2013 Deleveraging Transaction by the Board of Directors. Alternatively, the Yucaipa Securities Action Plaintiffs contend that the Company and Morgans Group breached certain representations and warranties under the putative contracts comprising the 2013 Deleveraging Transaction. The Yucaipa Securities Action Plaintiffs have asserted various claims and seek, among other things, an award of damages equal to a termination fee of $9 million, as well as payment of out-of-pocket costs, indemnification in excess of $1 million, pre-judgment interest and attorney’s fees.

On July 22, 2013, the Company and Morgans Group filed a motion in the Securities Action to stay (or alternatively to dismiss) that action pending the disposition of the Delaware Action. On January 29, 2014, the court in the Securities Action denied on a “without prejudice” basis, that motion. On February 26, 2014, the Company and Morgans Group served an answer to the complaint in the Securities Action.

The Proxy Action

On July 1, 2013, Mr. Burkle filed a complaint in the U.S. District Court for the Southern District of New York against OTK and the seven current members of the Board of Directors. The complaint purports to assert a claim against all defendants arising under Section 14(a) of the Securities Exchange Act of 1934, as amended, for allegedly using false and materially misleading proxy solicitation materials during the 2013 annual election of directors. The complaint seeks, among other things, an injunction requiring defendants to cause the Company to hold a new election of the Board of Directors. On August 30, 2013, Mr. Burkle filed a motion for preliminary injunction requesting that defendants be ordered to call a stockholders’ meeting and to schedule a new board of directors election. On that same date, defendants filed a motion to dismiss Mr. Burkle’s complaint. On November 13, 2013, the court issued a decision denying Mr. Burkle’s preliminary injunction motion and on February 25, 2014, the court converted the dismissal motion to one for summary judgment and gave the parties 30 days to submit any additional relevant material. The Company is not a party to the Proxy Action.

The Observer Action

On October 4, 2013, Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II L.P. filed a complaint against the Company in the Supreme Court of the State of New York. The plaintiffs assert in the complaint, among other things, that the Company has breached the terms of a Securities Purchase Agreement, dated as of October 15, 2009, that the Company entered with the plaintiffs by not providing plaintiffs with the “observer” rights to the Board of Directors meetings that plaintiffs contend they are entitled to under the Securities Purchase Agreement. In addition to attorneys’ fees and other unspecified relief, the complaint seeks preliminary and permanent injunctions ordering the Company to “honor fully” plaintiffs’ alleged observer rights by, among other things, refraining from holding informal board meetings, from failing to provide notice, and from improperly delegating board duties to a committee of the Board of Directors. On January 27, 2014, the Company filed an answer, denying material allegations of the complaint, and the Company served demands for discovery.

The MOU

The MOU is subject to execution of a Stipulation of Settlement acceptable to the Company (the “Settlement Stipulation”), which must be submitted to the Delaware Court of Chancery in the Delaware Action for review and approval and will not become effective, under the terms of the MOU, until such approval is given and is no longer subject to further court review (the “Effective Date”).

The MOU provides, among other things, for the following:

•	The Company will pay to the Yucaipa Securities Action Plaintiffs in the Securities Action an amount equal to $3 million less the aggregate amount of any reasonable and necessary attorneys’ fees and expenses incurred by Mr. Burkle in his defense of the Delaware Action that are paid to him by the Company’s insurers prior to the Effective Date (the “Securities Action Payment”).

•	Mr. Burkle will pay to the Company the amount of all insurance proceeds he recovers from the Company’s insurers after the Effective Date for the reasonable and necessary attorneys’ fees and expenses that he incurred in defense of the Delaware Action and assign to the Company any claims he may have against the Company’s insurers relating to any such reasonable and necessary attorneys’ fees and expenses that the Company’s insurers may fail to pay Mr. Burkle.

•	To the extent not paid by the Company’s insurers, the Company will pay the amount of any reasonable and necessary attorneys’ fees and expenses incurred by Messrs. Friedman, Gault and Sasson (collectively, the “Settling Former Directors”) in defending the Delaware Action, subject to the Settling Former Directors’ assignment to the Company of any claims they have against the Company’s insurers relating to any such unpaid amounts.

•	The Settling Former Directors will pay to the Company a portion of the Securities Action Payment (based on a formula whose elements cannot presently be quantified) unless the Company’s insurers pay such amounts to the Company or the Settling Former Directors assign to the Company any claims they have against the Company’s insurers relating to any such amounts that the Company’s insurers fail to pay.

•	Counsel for OTK and current director Jason T. Kalisman will apply to the Delaware Court of Chancery for an award of payment from the Company of the reasonable and necessary fees and expenses they incurred in connection with the Delaware Action, excluding those fees and expenses encompassed in the court’s October 31, 2013 order in the Delaware Action. Any such award may be subject to recovery by the Company from its insurers.

•	Plaintiffs and defendants in each of the Actions, apart from former director defendants Messrs. Harrison and Malone who chose not to participate in the MOU and against whom the Delaware Action continues (collectively, the “Non-Settling Former Directors”), will exchange customary releases which release the parties and certain of their affiliates from claims arising from the subject matters of each of the Actions.

•	Each of the Actions will be dismissed with prejudice and on the merits with each party bearing its own costs, except as to the Non-Settling Former Directors against whom the Delaware Action continues or as specified in the MOU.

The Company cannot currently predict the amount of any funds it might be required to pay under the MOU; whether the Company’s insurers will pay some or all of the amounts that the Company would otherwise be obligated to pay under the MOU; whether the Company would be successful in asserting against its insurers any claims that will or may be assigned to the Company under the terms of the MOU or that the Company might assert on its own behalf, or what the amount of any such recovery might be. Furthermore, the Company cannot predict whether the Delaware Court of Chancery will approve the Settlement Stipulation or whether the court’s decision will be challenged on appeal and, if so challenged, affirmed. Notwithstanding the foregoing, the Company does not expect that the net amount of all payments the Company might ultimately be required to make, after recovery of all insurance proceeds, under the terms of the MOU and the Stipulation of Settlement, if approved, will be material to financial position of the Company, and as of December 31, 2013, the Company believes its accruals are adequate to cover its contingencies.

The foregoing description of the MOU does not purport to be complete and is qualified in its entirety by reference to the MOU, which is filed as Exhibit 10.40 hereto and is incorporated into this report by reference.

Environmental

As a holder of real estate, the Company is subject to various environmental laws of federal and local governments. Compliance by the Company with existing laws has not had an adverse effect on the Company and management does not believe that it will have a material adverse impact in the future. However, the Company cannot predict the impact of new or changed laws or regulations.

9. Income Taxes

The provision for income taxes on income from operations is comprised of the following for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Current tax provision (benefit):
Federal	$—	$—	$—
State and city	73	268	686
Foreign	649	508	571

	722	776	1,257

Deferred tax provision (benefit):
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	—	—	—

Total tax provision	$722	$776	$1,257

Net deferred tax asset consists of the following (in thousands):

	As of December 31, 2013	As of December 31, 2012
Goodwill	$(21,049)	$(20,190)
Basis differential in property and equipment	(9,117)	(9,970)
Basis differential in consolidated subsidiaries	(2,447)	(1,393)
Management contract amortization	(10,934)	(13,481)

Total deferred tax liability	(43,547)	(45,034)

Stock compensation	32,370	30,952
Investment in unconsolidated subsidiaries	19,677	22,101
Designer fee payable	5,597	5,597
Other	172	273
TLG Promissory Note valuation	1,003	976
Convertible Notes	2,687	5,785
Deferred gain on sale of hotel assets	53,834	57,056
Net operating loss	153,412	126,048
Valuation allowance	(146,447)	(124,996)

Total deferred tax asset	122,305	123,792

Net deferred tax asset	$78,758	$78,758

The Company adjusted certain deferred tax balances as of December 31, 2012 relating to the true-up of the tax provision based on filed 2011 tax returns. The tax adjustments do not have an impact on the net deferred tax asset balance reported as of December 31, 2012.

The Company has federal, state and local net operating loss carryforwards (“NOL Carryforwards”). The Company’s federal NOL Carryforwards were approximately $352.4 million at December 31, 2013. These federal NOL Carryforwards are available to offset future federal taxable income, and will expire in 2031 and 2032. The Company has state and local NOL Carryforwards of approximately $455.0 million in aggregate at December 31, 2013. These state and local NOL Carryforwards are available to offset future taxable income in various states and localities and will expire in 2031 and 2032.

As of December 31, 2013, the Company also accumulated available foreign tax credits of $3.7 million, HIRE tax credit of $0.5 million and FICA tax credit of $1.5 million. These credits can be used to offset any federal taxes due in the future.

The Company has established a reserve on its deferred tax assets based on anticipated future taxable income and tax strategies which may include the sale of a property or an interest therein. The total reserve on the deferred tax assets for December 31, 2013 and 2012 was $146.4 million and $125.0 million, respectively.

A reconciliation of the statutory United States federal tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Federal statutory income tax rate	35%	35%	35%
State and city taxes, net of federal tax benefit	5%	6%	7%
Valuation allowance	-40%	-40%	-64%
Foreign taxes	-1%	-1%	-1%
Other including non deductible items	—	-1%	22%

Effective tax rate	-1%	-1%	-1%

The Company has not identified any uncertain tax positions in accordance with ASC 740-10 (formerly FIN 48) and does not believe it will have any unrecognized tax positions over the next 12 months. Therefore, the Company has not accrued any interest or penalties associated with any unrecognized tax positions. The Company’s tax returns for the years 2012, 2011 and 2010 are subject to review by the Internal Revenue Service (“IRS”). The Company calculated its deferred tax asset true-up from the tax provision to the actual tax return filed with the IRS. The valuation allowance change in the rate reconciliation table includes net true-ups.

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

Total stock compensation expense, which is included in corporate expenses on the accompanying consolidated statements of comprehensive loss, was $4.1 million, $4.5 million, and $9.1 million for the years ended December 31, 2013, 2012, and 2011, respectively.

As of December 31, 2013 and 2012, there were approximately $3.3 million and $4.1 million, respectively, of total unrecognized compensation costs related to unvested share awards, excluding outstanding OPP LTIP Units, as discussed below. As of December 31, 2013, the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 1 year.

Restricted Stock Units

Annually, in 2013, 2012 and 2011, the Compensation Committee of the Board of Directors of the Company issued RSUs to employees under the Second Amended 2007 Incentive Plan, or its then applicable predecessor plan. All grants vest one-third of the amount granted on each of the first three anniversaries of the grant date so long as the recipient continues to be an eligible participant. The estimated fair value of each such RSU granted was based on the closing price of the Company’s common stock on the grant date.

Additionally, in 2012 and 2011, the Company issued RSUs to the Company’s non-employee directors under the Second Amended 2007 Incentive Plan, or its then applicable predecessor plan, which vested immediately upon grant. The fair value of each such RSU granted was based on the closing price of the Company’s common stock on the grant date. Also, in March 2011, the Company announced changes to its Board of Directors, including the addition of two new directors. As a result, on April 7, 2011 the Company issued an aggregate of 11,000 RSUs to the two newly appointed non-employee directors under the Amended 2007 Incentive Plan, which vested immediately upon grant. The fair value of each such RSU was based on the closing price of the Company’s common stock on the grant date.

Pursuant to the separation agreement with the Company’s former president (the “Former President”), the Former President retained his vested and unvested RSUs, LTIP units and stock options. To the extent that these awards were not yet vested, they were fully vested on March 27, 2011. Pursuant to the expiration of the employment agreement with the Company’s former CEO (the “Former CEO”), the Former CEO retained his vested and unvested RSUs, LTIP units and stock options. To the extent that these awards were not yet vested, they were fully vested on March 20, 2011. The accelerated expense for these vested awards was recognized during early 2011.

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

On August 30, 2013 (the “Separation Date”), the Company entered into a separation agreement with Michael Gross, the Company’s then Chief Executive Officer. In connection with the separation agreement, the Company (i) granted 58,334 RSUs to Mr. Gross, pursuant to the Second Amended 2007 Incentive Plan, which vested immediately on the Separation Date, (ii) granted 25,000 RSUs, which will vest on the first anniversary of the Separation Date, or August 30, 2014, and (iii) accelerated the vesting of any unvested LTIP Units and stock options as of the Separation Date, with all stock options exercisable for a period of one year following the Separation Date, discussed further below. All other equity awards that remained unvested as of the Separation Date expired and were forfeited, including 291,242 RSUs that were granted to Mr. Gross on February 28, 2013.

In addition to the above grants of RSUs, the Company has granted, or may grant, RSUs to certain executives, employees or non-employee directors as part of future annual equity grants or to newly hired or promoted employees from time to time. A summary of the status of the Company’s nonvested RSUs granted as of December 31, 2013 and 2012 and changes during the years ended December 31, 2013 and 2012, are presented below:

Nonvested Shares	RSUs	Weighted Average Fair Value
Nonvested at January 1, 2012	461,303	$7.91
Granted	335,938	5.39
Vested	(290,612)	6.46
Forfeited	(81,394)	7.21

Nonvested at December 31, 2012	425,235	$7.03

Granted	1,061,862	5.07
Vested	(252,998)	7.42
Forfeited	(345,638)	5.02

Nonvested at December 31, 2013	888,461	$5.40

Outstanding at December 31, 2013	888,461	$5.40

For the years ended December 31, 2013, 2012, and 2011, the Company expensed $2.5 million, $1.9 million, and $2.5 million, respectively, related to granted RSUs. As of December 31, 2013, there were 888,461 RSUs outstanding. At December 31, 2013, the Company has yet to expense approximately $3.1 million related to nonvested RSUs which is expected to be recognized over the remaining vesting period of the outstanding awards, as discussed above.

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

Pursuant to Mr. Gross’ separation agreement, discussed above, on the Separation Date, the Company accelerated the vesting of any unvested LTIP Units as of the Separation Date.

In addition to the above grants of LTIP Units, the Company has granted, or may grant, LTIP Units to certain executives or non-employee directors as part of future annual equity grants or to certain newly hired or promoted executives from time to time. A summary of the status of the Company’s nonvested LTIP Units granted as of December 31, 2013 and 2012 and changes during the years ended December 31, 2013 and 2012, are presented below:

Nonvested Shares	LTIP Units	Weighted Average Fair Value
Nonvested at January 1, 2012	278,690	$8.62
Granted	121,402	5.56
Vested	(205,185)	7.14
Forfeited	(30,350)	5.56

Nonvested at December 31, 2012	164,555	$8.77

Granted	—	—
Vested	(131,221)	8.69
Forfeited	—	—

Nonvested at December 31, 2013	33,334	$9.09

Outstanding at December 31, 2013	1,134,610	$14.77

For the years ended December 31, 2013, 2012, and 2011, the Company expensed $0.8 million, $1.4 million, and $4.4 million, respectively, related to granted LTIP Units. As of December 31, 2013, there were 1,134,610 LTIP Units outstanding. At December 31, 2013, the Company has yet to expense approximately $0.1 million related to nonvested LTIP Units which is expected to be recognized over the remaining vesting period of the outstanding awards, as discussed above.

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

Pursuant to Mr. Gross’ separation agreement, discussed above, on the Separation Date, the Company accelerated the vesting of any unvested stock options as of the Separation Date, with all stock options exercisable for a period of one year following the Separation Date.

In addition to the above grants of options to purchase common stock of the Company, the Company has granted, or may grant, options to purchase common stock to certain executives, employees or non-employee directors as part of future annual equity grants or to certain newly hired or promoted executives or employees from time to time. A summary of the Company’s outstanding and exercisable stock options granted as of December 31, 2013 and 2012 and changes during the years ended December 31, 2013 and 2012, are presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2012	2,324,740	$13.30	6.51	$—
Granted	—
Exercised	—
Forfeited or Expired	(400,000)	8.87

Outstanding at December 31, 2012	1,924,740	$14.23	3.77	$—

Granted	—
Exercised	—
Forfeited or Expired	(500,000)	6.78

Outstanding at December 31, 2013	1,424,740	$13.76	2.90	$—

Exercisable at December 31, 2013	1,291,406	$14.19	2.45	$—

For the years ended December 31, 2013, 2012, and 2011, the Company expensed $1.2 million, $1.3 million, and $1.6 million, respectively, related to granted stock options. At December 31, 2013, the Company has yet to expense approximately $0.2 million related to outstanding stock options which is expected to be recognized over the remaining vesting period of the outstanding awards, as discussed above.

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

As a result of the change in the Company’s Board of Directors on June 14, 2013, the outstanding OPP LTIP Units became fully vested at that time, including the OPP LTIP Units that had been awarded to Mr. Gross, the Company’s former CEO. There was no impact to the performance criteria discussed above. As a result of the accelerated vesting of the awards, the Company has recorded the Total Outperformance Pool’s fair value as a liability on its December 31, 2013 consolidated balance sheet, discussed below.

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

As the Company has the ability to settle the vested OPP LTIP Units with cash, these Awards are not considered to be indexed to the Company’s stock price and must be accounted for as liabilities at fair value. As of December 31, 2013, the fair value of the OPP LTIP Units was less than $0.1 million and compensation expense relating to these OPP LTIP Units was fully recognized during year ended December 31, 2013 as a result of the accelerated vesting resulting from the change in the Company’s Board of Directors, discussed above. The fair value of the OPP LTIP Units were estimated on the date of grant using the following assumptions in the Monte- Carlo valuation: expected price volatility for the Company’s stock of 50%; a risk free rate of 1.46%; and no dividend payments over the measurement period. The fair value of the OPP LTIP Units were estimated on December 31, 2013 using the following assumptions in the Monte-Carlo valuation: expected price volatility for the Company’s stock of 30%; a risk free rate of 0.12%; and no dividend payments over the measurement period.

Total stock compensation expense related to the OPP LTIP Units, which is included in corporate expenses on the accompanying consolidated statements of comprehensive loss, was immaterial for years ended December 31, 2013, 2012 and 2011, respectively.

11. Preferred Securities and Warrants

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

The Company has the option to accrue any and all dividend payments. The cumulative unpaid dividends have a dividend rate equal to the dividend rate on the Series A preferred securities. As of December 31, 2013, the Company had undeclared and unpaid dividends of approximately $32.2 million.

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

As discussed in note 2, the Yucaipa Warrants to purchase 12,500,000 shares of the Company’s common stock at an exercise price of $6.00 per share have a 7-1/2 year term and are exercisable utilizing a cashless exercise method only, resulting in a net share issuance. Until October 15, 2010, the Yucaipa Investors had certain rights to purchase their pro rata share of any equity or debt securities offered or sold by the Company. In accordance with ASC 815-10-15, the Yucaipa Warrants are accounted for as equity instruments indexed to the Company’s stock. The Yucaipa Investors’ right to exercise the Yucaipa Warrants to purchase 12,500,000 shares of the Company’s common stock expires in April 2017.

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

The initial carrying value of the Series A preferred securities was recorded at its net present value less costs to issue on the date of issuance. The carrying value will be periodically adjusted for accretion of the discount. As of December 31, 2013, the value of the preferred securities was $62.0 million, which includes cumulative accretion of $13.9 million.

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

Convertible Notes Held by Yucaipa Investors

On April 21, 2010, the Company entered into a Waiver Agreement with the Yucaipa Investors, pursuant to which the Yucaipa Investors were permitted to purchase up to $88 million in aggregate principal amount of the Convertible Notes within six months of April 21, 2010 and subject to the limitations and conditions set forth therein. From April 21, 2010 to July 21, 2010, the Yucaipa Investors purchased $88 million of the Convertible Notes from third parties. On February 28, 2014, the Company entered into a Note Repurchase Agreement with the Yucaipa Investors, pursuant to which the Company repurchased the $88 million of Convertible Notes owned by them. Following the closing under the Note Repurchase Agreement, these Convertible Notes were retired.

12. Related Party Transactions

The Company earned management fees, chain services fees and fees for certain technical services and has receivables from hotels it owns through investments in unconsolidated joint ventures. These fees totaled approximately $9.0 million, $7.2 million, and $11.3 million for the years ended December 31, 2013, 2012, and 2011, respectively.

As of December 31, 2013 and 2012, the Company had receivables from these affiliates of approximately $3.7 million and $5.8 million, respectively, which are included in related party receivables on the accompanying consolidated balance sheets.

As of December 31, 2013 and 2012, the TLG Promissory Notes due to Messrs. Sasson and Masi had aggregate fair values of approximately $18.0 million and $17.9 million, respectively, as discussed in note 7, which are included in debt and capital lease obligations on the accompanying consolidated balance sheets. During the years ended December 31, 2013, 2012, and 2011, the Company recorded $1.4 million, $1.5 million and $0.1 million, respectively, of interest expense related to the TLG Promissory Notes.

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

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Restructuring costs	$9,087	$3,993	$3,109
Severance costs	2,139	2,845	4,797
Loss on asset disposal	225	13	669

	$11,451	$6,851	$8,575

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

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Transaction costs	$716	$1,385	$1,233
Internal development payroll and other	1,397	2,406	2,691
Pre-opening expenses	874	1,702	397
Abandoned development projects	—	290	1,395

	$2,987	$5,783	$5,716

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

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Litigation and settlement costs	$2,379	$1,169	$4,127
Unrealized loss on change in fair value of value of TLG Put option (note 2)	65	2,420	—
Other	282	319	505

	$2,726	$3,908	$4,632

15. Discontinued Operations

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

The following sets forth the discontinued operations of the property across the street from Delano South Beach for the year ended December 31, 2011 (in thousands). The Company had no discontinued operations during the years ended December 31, 2013 and 2012.

Year Ended December 31, 2011
Operating expenses	$(30)
Income tax expense	(328)
Gain on disposal	843

Income from discontinued operations	$485

16. Quarterly Financial Information (Unaudited)

The tables below reflect the Company’s selected quarterly information for the Company for the years ended December 31, 2013 and 2012 (in thousands, except per share data):

	Three Months Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Total revenues	$64,866	$58,262	$60,707	$52,651
Gain on asset sale	2,005	2,005	2,005	2,005
Loss before income tax expense	(5,924)	(10,223)	(15,954)	(11,333)
Net loss attributable to common stockholders	(10,742)	(14,365)	(19,034)	(14,330)
Net loss per share — basic/diluted attributable to common shareholders	(0.32)	(0.44)	(0.59)	(0.44)
Weighted-average shares outstanding — basic and diluted	33,555	32,693	32,464	32,348

	Three Months Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Total revenues	$54,797	$44,036	$47,791	$43,295
Gain on asset sale	2,005	1,993	1,995	1,996
Loss before income tax expense	(12,298)	(15,720)	(13,396)	(14,301)
Net loss attributable to common stockholders	(15,256)	(18,513)	(16,111)	(16,931)
Net loss per share — basic/diluted attributable to common shareholders	(0.48)	(0.59)	(0.52)	(0.55)
Weighted-average shares outstanding — basic and diluted	31,565	31,208	31,261	30,900

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

In accordance with ASC 360-20, Property, Plant and Equipment, Real Estate Sales, the Company evaluated its accounting for the gain on sales, noting that the Company continues to have significant continuing involvement in the hotels as a result of long-term management agreements and shares in risks and rewards of ownership. The Company recorded deferred gains of approximately $152.4 million related to the sales of Royalton, Morgans, Mondrian Los Angeles, and the Company’s equity interests in Morgans Europe, which are deferred and recognized as a gain on asset sales over the initial term of the related management agreements. Gain on asset sales for the years ended December 31, 2013, 2012 and 2011 were $8.0 million, $8.0 million, and $3.2 million, respectively.

18. Subsequent Event

On March 10, 2014, the Company implemented a plan of termination (the “Termination Plan”) that is expected to result in a workforce reduction of its corporate office employees. The Termination Plan is part of the Company’s previously announced corporate strategy to, among other things, reduce corporate overhead and costs allocated to property owners. The Termination Plan is the result of the Board of Directors’ extensive review of the Company’s operations and cost structure. The Termination Plan will streamline the Company’s general corporate functions and the Company anticipates achieving annualized savings of approximately $8.0 million of corporate expenses and approximately $1.6 million of expenses allocated to its owned, joint venture and managed hotels, based on 2013 incurred costs and targeted compensation levels.

The Plan constitutes a plan of termination under ASC 420, Exit or Disposal Cost Obligations. The Company intends to enter into severance arrangements with the terminated employees, subject to their execution of separation and general release agreements. As a result of the Termination Plan, the Company anticipates recording a charge of approximately $8.6 million in the first quarter of 2014 related to the cost of one-time termination benefits of which approximately $2.6 million is expected to be paid in cash and approximately $2.2 million is expected to be recognized as non-cash stock compensation expense relating to the severance of former executives mentioned below, and $3.8 million is expected to be paid in cash to other terminated employees. All other equity awards granted to terminated employees that were unvested as of March 10, 2014 expired and were forfeited

Pursuant to the Termination Plan, on March 10, 2014, Daniel Flannery, Executive Vice President, Chief Operating Officer, and Yoav Gery, Executive Vice President, Chief Development Officer, were provided notices of termination of their employment with us effective immediately. Messrs. Flannery’s and Gery’s departures will be treated as terminations without cause under their employment agreements and they will be entitled to severance compensation and benefits accordingly.

In connection with the Termination Plan, the Company also announced the promotion of Joshua Fluhr to Executive Vice President and Chief Operating Officer, effective immediately.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 2014.

MORGANS HOTEL GROUP CO.

By:	/s/ JASON T. KALISMAN
Name: Jason T. Kalisman
Title: Interim Chief Executive Officer

Date: March 13, 2014

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jason T. Kalisman and Richard Szymanski and each of them severally, his true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his name, place and stead, in any and all capacities, to do any and all things and execute and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the United States Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JASON T. KALISMAN	Interim Chief Executive Officer and Director	March 13, 2014
Jason T. Kalisman	(Principal Executive Officer)

/s/ RICHARD SZYMANSKI	Chief Financial Officer and Secretary	March 13, 2014
Richard Szymanski	(Principal Financial and Accounting Officer)

/s/ JOHN DOUGHERTY	Director	March 13, 2014
John Dougherty

/s/ MAHMOOD KHIMJI	Director	March 13, 2014
Mahmood Khimji

/s/ JONATHAN LANGER	Director	March 13, 2014
Jonathan Langer

/s/ ANDREA OLSHAN	Director	March 13, 2014
Andrea Olshan

/s/ MICHAEL OLSHAN	Director	March 13, 2014
Michael Olshan

/s/ PARAG VORA	Director	March 13, 2014
Parag Vora

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated May 11, 2006, by and among Morgans Hotel Group Co., MHG HR Acquisition Corp., Hard Rock Hotel, Inc. and Peter Morton (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 17, 2006)

2.2	First Amendment to Agreement and Plan of Merger, dated as of January 31, 2007, by and between Morgans Hotel Group Co., MHG HR Acquisition Corp., Hard Rock Hotel, Inc., (solely with respect to Section 1.6 and Section 1.8 thereof) 510 Development Corporation and (solely with respect to Section 1.7 thereof) Peter A. Morton (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 6, 2007)

3.1	Amended and Restated Certificate of Incorporation of Morgans Hotel Group Co. (incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on February 9, 2006)

3.2	Amended and Restated By-laws of Morgans Hotel Group Co. (incorporated by reference to Exhibit 3.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on February 9, 2006)

3.3	Certificate of Designations of Series of Preferred Stock Designated as Series A Preferred Securities of Morgans Hotel Group Co. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

4.1	Specimen Certificate of Common Stock of Morgans Hotel Group Co. (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on January 17, 2006)

4.2	Junior Subordinated Indenture, dated as of August 4, 2006, between Morgans Hotel Group Co., Morgans Group LLC and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 11, 2006)

4.3	Supplemental Indenture, dated as of November 2, 2009, by and among Morgans Group LLC, the Company and The Bank of New York Mellon Trust Company, National Association (as successor to JPMorgan Chase Bank, National Association), as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 4, 2009)

4.4	Amended and Restated Trust Agreement of MHG Capital Trust I, dated as of August 4, 2006, among Morgans Group LLC, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, and the Administrative Trustees Named Therein (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 11, 2006)

4.5	Amended and Restated Stockholder Protection Rights Agreement, dated as of October 1, 2009, between Morgans Hotel Group Co. and Mellon Investor Services LLC, as Rights Agent (including Forms of Rights Certificate and Assignment and of Election to Exercise as Exhibit A thereto and Form of Certificate of Designation and Terms of Participating Preferred Stock as Exhibit B thereto) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on October 2, 2009)

4.6	Amendment No. 1, dated as of October 15, 2009, to Amended and Restated Stockholder Protection Rights Agreement, dated as of October 1, 2009, between the Registrant and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

4.7	Amendment No. 2, dated as of April 21, 2010, to Amended and Restated Stockholder Protection Rights Agreement, dated as of October 1, 2009, between Morgans Hotel Group Co. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 22, 2010)

Exhibit Number	Description

4.8	Amendment No. 3, dated as of October 3, 2012, to Amended and Restated Stockholder Protection Rights Agreement, dated as of October 1, 2009 and as amended on October 15, 2009 and April 21, 2010, between Morgans Hotel Group Co. and Computershare Shareowner Services LLC (f/k/a Mellon Investors Services LLC), as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 4, 2012)

4.9	Indenture related to the Senior Subordinated Convertible Notes due 2014, dated as of October 17, 2007, by and among Morgans Hotel Group Co., Morgans Group LLC and The Bank of New York, as trustee (including form of 2.375% Senior Subordinated Convertible Note due 2014) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 17, 2007)

4.10	Registration Rights Agreement, dated as of October 17, 2007, between Morgans Hotel Group Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on October 17, 2007)

4.11	Form of Warrant for Warrants issued under Securities Purchase Agreement to Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

4.12	Warrant, dated October 15, 2009, issued to Yucaipa American Alliance Fund II, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

4.13	Warrant, dated October 15, 2009, issued to Yucaipa American Alliance Fund II, LLC (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

10.1	Amended and Restated Limited Liability Company Agreement of Morgans Group LLC (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.2	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of Morgans Group LLC, dated as of April 4, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)

10.3	Amendment No. 2 to Amended and Restated Limited Liability Company Agreement of Morgans Group LLC, dated as of September 15, 2011 and effective as of October 15, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

10.4	Amendment No. 3 to Amended and Restated Limited Liability Company Agreement of Morgans Group LLC, dated as of September 15, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

10.5	Registration Rights Agreement, dated as of February 17, 2006, by and between Morgans Hotel Group Co. and NorthStar Partnership, L.P. (incorporated by reference to Exhibit 99.9 to the Company’s Statement on Schedule 13D filed on February 27, 2006)

10.6	Indemnification Agreement, dated as of February 17, 2006, by and among Morgans Hotel Group Co., Morgans Hotel Group LLC, NorthStar Partnership, L.P. and RSA Associates, L.P. (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.7	Waiver Agreement, dated as of April 21, 2010, by and among Morgans Hotel Group Co., Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

Exhibit Number	Description

10.8	Credit Agreement, dated as of July 28, 2011, by and among Morgans Group, LLC, Beach Hotel Associates LLC, Morgans Hotel Group Co., Deutsche Bank Securities Inc., Deutsche Bank Trust Company Americas, and the financial institutions initially signatory thereto and their assignees pursuant to Section 13.5 thereto (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

10.9	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of July 28, 2011, by Beach Hotel Associates LLC, to Deutsche Bank Trust Company Americas, for itself, the Issuing Bank and for each of the Lenders from time party to the Credit Agreement, dated as of July 28, 2011 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

10.10	Security Agreement, dated as of July 28, 2011, from Beach Hotel Associates LLC to Deutsche Bank Trust Company Americas, for itself the Issuing Bank and for each of the Lenders from time to time party to the Credit Agreement, dated as of July 28, 2011 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

10.11	Guaranty, dated as of July 28, 2011, by Morgans Hotel Group Co., Morgans Hotel Group Management LLC, in favor of Deutsche Bank Trust Company Americas for itself, the Issuing Bank and each of the Lenders under the Credit Agreement, dated as of July 28, 2011 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

10.12	Operating Agreement of Hudson Leaseco LLC, dated as of August 28, 2000, by and between Hudson Managing Member LLC and Chevron TCI, Inc. (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on December 7, 2005)

10.13	Lease, dated as of August 28, 2000, by and between Henry Hudson Holdings LLC and Hudson Leaseco LLC (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on December 7, 2005)

10.14	Ground Lease, dated October 14, 2004, by and between Geary Hotel Holding, LLC and Clift Holdings, LLC (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on December 7, 2005)

10.15	Amendment Number One to Ground Lease, dated September 17, 2010, by and among Hasina, LLC, a California limited liability company, Tarstone Hotels, LLC, a Delaware limited liability company, Kalpana, LLC, a California limited liability company, Rigg Hotel, LLC, a California limited liability company, and JRIA, LLC, a Delaware limited liability company, and Clift Holdings, LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.16	Limited Guaranty of Lease, dated September 17, 2010, by Morgans Group LLC, a Delaware limited liability company to and for the benefit of Hasina, LLC, a California limited liability company, Tarstone Hotels, LLC, a Delaware limited liability company, Kalpana, LLC, a California limited liability company, Rigg Hotel, LLC, a California limited liability company, and JRIA, LLC, a Delaware limited liability company ( incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.17	Lease, dated January 31, 1997, by and among Mrs. P. A. Allsopp, Messrs. M. E. R. Allsopp, W. P. Harriman and A. W. K. Merriam, and Burford (Covent Garden) Limited (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on December 7, 2005)

10.18	Confirmation of OTC Convertible Note Hedge, dated October 11, 2007, between Morgans Hotel Group Co. and Merrill Lynch Financial Markets, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 17, 2007)

Exhibit Number	Description

10.19	Confirmation of OTC Convertible Note Hedge, dated October 11, 2007, between Morgans Hotel Group Co. and Citibank, N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 17, 2007)

10.20	Amended and Restated Confirmation of OTC Warrant Transaction, dated October 17, 2007, between Morgans Hotel Group Co. and Merrill Lynch Financial Markets, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on October 17, 2007)

10.21	Amended and Restated Confirmation of OTC Warrant Transaction, dated October 17, 2007, between Morgans Hotel Group Co. and Citibank, N.A. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on October 17, 2007)

10.22	Securities Purchase Agreement, dated as of October 15, 2009, by and among the Registrant and Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P. (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.23	Amendment No. 1 to Securities Purchase Agreement, dated as of December 11, 2009, by and among Morgans Hotel Group Co., Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 14, 2009)

10.24	Real Estate Fund Formation Agreement, dated as of October 15, 2009, by and between Yucaipa American Alliance Fund II, LLC and the Registrant (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.25	Registration Rights Agreement, dated as of October 15, 2009, by and between the Registrant and Yucaipa American Alliance Fund II, L.P., Yucaipa American Alliance (Parallel) Fund II, L.P. and Yucaipa American Alliance Fund II, LLC (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.26	Loan Agreement, dated as of November 14, 2012, between UBS Real Estate Securities Inc., Henry Hudson Holdings LLC, 58th Street Bar Company LLC and Hudson Leaseco LLC (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

Exhibit Number	Description

10.27	Consolidated, Amended and Restated Fee and Leasehold Mortgage and Security Agreement, dated as of November 14, 2012, by Henry Hudson Holdings LLC, Hudson Leaseco LLC and 58th Street Bar Company LLC for the benefit of UBS Real Estate Securities, Inc. (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.28	Exchange Agreement, dated as of March 30, 2013, among Morgans Hotel Group Co. (the “Company”), Yucaipa American Alliance Fund II, L.P. , Yucaipa American Alliance (Parallel) Fund II, L.P. and Yucaipa Aggregator Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on April 2, 2013)

10.29	Membership Interest Purchase Agreement (Delano Hotel, Miami Beach, Florida), dated as of March 30, 2013, between Morgans Group LLC and Vintage Deco Hospitality, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on April 2, 2013)

10.30	Investment Agreement, dated as of March 30, 2013, between the Company and Yucaipa Aggregator Holdings, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed on April 2, 2013)

10.31	Registration Rights Agreement, dated as of March 30, 2013, among the Company and Yucaipa American Alliance Fund II, L.P., Yucaipa American Alliance (Parallel) Fund II, L.P. and Yucaipa Aggregator Holdings, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A filed on April 2, 2013)

10.32	Letter Agreement, dated August 30, 2013, between Michael Gross and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 3, 2013)

10.33*	Loan Agreement, dated as of February 6, 2014, among Henry Hudson Holdings LLC, 58th Street Bar Company LLC, Hudson Leaseco LLC and Beach Hotel Associates LLC, as Borrower, and Citigroup Global Markets Realty Corp. and Bank of America, N.A., as Lender

10.34*	Limited Recourse Guaranty, dated as of February 6, 2014, by Morgans Hotel Group Co. in favor of Citigroup Global Markets Realty Corp. and Bank of America, N.A.

10.35*	Mezzanine A Loan Agreement, dated as of February 6, 2014, among Hudson Delano Senior Mezz LLC, as Borrower, and Citigroup Global Markets Realty Corp. and Bank of America, N.A., as Lender

10.36*	Limited Recourse Guaranty (Mezzanine A Loan), dated as of February 6, 2014, by Morgans Hotel Group Co., in favor of Citigroup Global Markets Realty Corp. and Bank of America, N.A.

10.37*	Mezzanine B Loan Agreement, dated as of February 6, 2014, among Hudson Delano Junior Mezz LLC, as Borrower, and Citigroup Global Markets Realty Corp. and Bank of America, N.A., as Lender

10.38*	Limited Recourse Guaranty (Mezzanine B Loan), dated as of February 6, 2014, by Morgans Hotel Group Co. in favor of Citigroup Global Markets Realty Corp. and Bank of America, N.A.

10.39*	Letter Agreement, dated February 9, 2014, between Jonathan Langer and the Company

10.40*	Memorandum of Understanding, dated February 28, 2014

10.41*	Note Repurchase Agreement, dated February 28, 2014, by and among Morgans Hotel Group Co. and Certain Affiliates of The Yucaipa Companies LLC

10.42†	Employment Agreement dated as of February 14, 2006, by and between W. Edward Scheetz and Morgans Hotel Group Co. (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

Exhibit Number	Description

10.43†	Separation Agreement and Release, dated as of September 19, 2007, between W. Edward Scheetz and Morgans Hotel Group, Inc. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on September 20, 2007)

10.44†	Employment Agreement, effective as of December 10, 2007, by and between Morgans Hotel Group Co. and Fred J. Kleisner (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 14, 2007)

10.45†	Amendment No. 1 to Employment Agreement for Fred J. Kleisner, effective as of December 31, 2008, by and between Morgans Hotel Group Co. and Fred J. Kleisner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 7, 2009)

10.46†	Amendment No. 2 to Employment Agreement for Fred J. Kleisner, effective as of April 21, 2009, by and between Morgans Hotel Group Co. and Fred J. Kleisner (incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009)

10.47†	Amendment No. 3 to the Employment Agreement for Fred J. Kleisner, effective as of March 31, 2010, between Morgans Hotel Group Co. and Fred J. Kleisner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 15, 2010)

10.48†	Amendment No. 4 to the Employment Agreement for Fred J. Kleisner, effective as of December 13, 2010, between Morgans Hotel Group Co. and Fred J. Kleisner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2010)

10.49†	Amended and Restated Employment Agreement, effective as of April 1, 2008, by and between Morgans Hotel Group Co. and Marc Gordon (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 17, 2008)

10.50†	Separation Agreement and Release, dated as of March 20, 2011, between Marc Gordon and Morgans Hotel Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.51†	Employment Agreement, effective as of October 1, 2007, by and between Morgans Hotel Group Co. and Richard Szymanski (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 30, 2007)

10.52†	Amendment No. 1 to Employment Agreement for Richard Szymanski, effective as of December 31, 2008, by and between Morgans Hotel Group Co. and Richard Szymanski (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 7, 2009)

10.53†	Employment Agreement, effective as of March 20, 2011, between Morgans Hotel Group Co. and David Hamamoto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.54†	Amendment No. 1 to Employment Agreement, effective as of February 26, 2012, between Morgans Hotel Group Co. and David Hamamoto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

10.55†	Employment Agreement, effective as of March 20, 2011, between Morgans Hotel Group Co. and Michael Gross (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.56†	Amendment No. 1 to the Employment Agreement for Michael Gross, dated February 28, 2013, by and between Morgans Hotel Group Co. and Michael Gross (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 4, 2013).

10.57†	Employment Agreement, effective as of March 23, 2011, between Morgans Hotel Group Co. and Yoav Gery (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

Exhibit Number	Description

10.58†	Amendment No. 1 to the Employment Agreement for Yoav Gery, dated February 28, 2013, by and between Morgans Hotel Group Co. and Yoav Gery (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 4, 2013).

10.59†	Employment Agreement, effective as of April 4, 2011, between Morgans Hotel Group Co. and Daniel Flannery (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.60†	Amendment No. 1 to the Employment Agreement for Daniel Flannery, dated February 28, 2013, by and between Morgans Hotel Group Co. and Daniel Flannery (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 4, 2013).

10.61†	Morgans Hotel Group Co. Amended and Restated 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

10.62*†	Form of Morgans Hotel Group Co. RSU Award Agreement (Directors)

10.63*†	Form of Morgans Hotel Group Co. RSU Award Agreement (Officers and Employees)

10.64*†	Form of Morgans Hotel Group Co. Stock Option Award Agreement (Directors)

10.65*†	Form of Morgans Hotel Group Co. Stock Option Award Agreement (Officers and Employees)

10.66*†	Form of Morgans Hotel Group Co. LTIP Unit Vesting Agreement (Directors)

10.67*†	Form of Morgans Hotel Group Co. LTIP Unit Vesting Agreement (Officers and Employees)

10.68†	Form of Morgans Hotel Group Co. 2011 Outperformance Plan Award Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.69†	Form of Morgans Hotel Group Co. 2011 Executive Promoted Interest Bonus Pool Award Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

Exhibit Number	Description

21.1*	Subsidiaries of the Registrant

23.1*	Consent of BDO USA, LLP

24.1	Power of attorney (included on the signature page hereof)

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.LAB†	XBRL Taxonomy Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Denotes a management contract or compensatory plan, contract or arrangement.