Form 10-Q
period 2014-03-31
Morgans Hotel Group Co.
filed 2014-05-09
CIK 1342126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of May 8, 2014 was 34,138,956.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. References to “we,” “our” and the “Company” refer to Morgans Hotel Group Co. together in each case with our consolidated subsidiaries and any predecessor entities unless the context suggests otherwise.

We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our stockholders. These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ materially from those expressed in any forward-looking statement. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding our expectations with respect to:

•	our future financial performance, including selling, general and administrative expenses, capital expenditures, income taxes and our expected available cash and use of cash and net operating loss carryforwards;

•	the use of the remaining proceeds of our refinancing of the Hudson and Delano hotels;

•	the future impact of the reductions in our workforce effected in 2014;

•	our business operations, including entering into new management, franchise or licensing agreements and enhancing the value of existing hotels and management agreements;

•	the outcome of litigation to which the Company is a party; and

•	risks related to the Company’s proxy fight with Kerrisdale Capital Management, LLC (“Kerrisdale”) and the impact on the Company if Kerrisdale prevails.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Important risks and factors that could cause our actual results to differ materially from those expressed in any forward-looking statements include, but are not limited to, the risks discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and other documents we file with the Securities and Exchange Commission from time to time. Important risks and factors that could cause our actual results to differ materially from those expressed in any forward-looking statements include, but are not limited to economic, business, competitive market and regulatory conditions such as:

•	a sustained downturn in economic and market conditions, both in the U.S. and internationally, particularly as it impacts demand for travel, hotels, dining and entertainment;

•	our levels of debt, our ability to refinance our current outstanding debt, repay outstanding debt or make payments on guaranties as they may become due, general volatility of the capital markets and our ability to access the capital markets, and the ability of our joint ventures to do the foregoing;

•	the impact of financial and other covenants in our loan agreements and other debt instruments that limit our ability to borrow and restrict our operations;

•	our history of losses;

•	our ability to compete in the “boutique” or “lifestyle” hotel segments of the hospitality industry and changes in the competitive environment in our industry and the markets where we invest;

•	our ability to protect the value of our name, image and brands and our intellectual property;

•	risks related to natural disasters, terrorist attacks, the threat of terrorist attacks and similar disasters;

•	risks related to our international operations, such as global economic conditions, political or economic instability, compliance with foreign regulations and satisfaction of international business and workplace requirements;

•	our ability to timely fund the renovations and capital improvements necessary to sustain the quality of the properties of Morgans Hotel Group and associated brands;

•	risks associated with the acquisition, development and integration of properties and businesses;

•	the risks of conducting business through joint venture entities over which we may not have full control;

•	our ability to perform under management agreements and to resolve any disputes with owners of properties that we manage but do not wholly own;

•	potential terminations of management agreements;

•	the impact of any material litigation, claims or disputes, including labor disputes;

•	the seasonal nature of the hospitality business and other aspects of the hospitality industry that are beyond our control;

•	our ability to comply with complex U.S. and international regulations, including regulations related to the environment, labor, food and beverage operations and data privacy;

•	ownership of a substantial block of our common stock by a small number of outside investors and the ability of such investors to influence key decisions;

•	the impact of any dividend payments or accruals on our preferred securities on our cash flow and the value of our common stock; and

•	other risks discussed in our Annual Report on Form 10-K in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Result of Operations.”

We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

Morgans Hotel Group Co.

Consolidated Balance Sheets

(in thousands, except per share data)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Property and equipment, net	$288,289	$292,629
Goodwill	66,572	66,572
Investments in and advances to unconsolidated joint ventures	10,492	10,492
Cash and cash equivalents	129,075	10,025
Restricted cash	25,938	22,144
Accounts receivable, net	19,182	18,384
Related party receivables	3,504	3,694
Prepaid expenses and other assets	8,074	10,409
Deferred tax asset, net	78,829	78,758
Investment in TLG management contracts, net	22,260	23,702
Other assets, net	42,953	34,398

Total assets	$695,168	$571,207

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Debt and capital lease obligations	$707,463	$560,751
Accounts payable and accrued liabilities	44,474	41,627
Deferred gain on asset sales	131,414	133,419
Other liabilities	13,866	13,891

Total liabilities	897,217	749,688
Redeemable noncontrolling interest	5,157	4,953
Commitments and contingencies
Preferred stock, $.01 par value; liquidation preference $1,000 per share, 75,000 shares authorized and issued at March 31, 2014 and December 31, 2013, respectively	63,156	62,004
Common stock, $.01 par value; 200,000,000 shares authorized; 36,277,495 shares issued at March 31, 2014 and December 31, 2013, respectively	363	363
Additional paid-in capital	245,387	252,810
Treasury stock, at cost, 2,237,563 and 2,703,181 shares of common stock at March 31, 2014 and December 31, 2013, respectively	(29,085)	(37,086)
Accumulated other comprehensive loss	(114)	(10)
Accumulated deficit	(487,350)	(462,005)

Total Morgans Hotel Group Co. stockholders’ deficit	(207,643)	(183,924)
Noncontrolling interest	437	490

Total deficit	(207,206)	(183,434)

Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$695,168	$571,207

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.

Consolidated Statements of Comprehensive Loss

(in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Revenues:
Rooms	$26,994	$25,899
Food and beverage	21,921	19,221
Other hotel	1,318	1,116

Total hotel revenues	50,233	46,236
Management fee-related parties and other income	5,391	6,415

Total revenues	55,624	52,651
Operating Costs and Expenses:
Rooms	9,012	9,004
Food and beverage	15,540	13,987
Other departmental	772	822
Hotel selling, general and administrative	11,237	10,441
Property taxes, insurance and other	3,930	4,282

Total hotel operating expenses	40,491	38,536
Corporate expenses, including stock compensation of $1.9 million and $0.9 million, respectively	7,882	7,350
Depreciation and amortization	8,402	6,641
Restructuring and disposal costs	7,243	896
Development costs	698	820

Total operating costs and expenses	64,716	54,243

Operating loss	(9,092)	(1,592)
Interest expense, net	15,998	11,289
Equity in (income) loss of unconsolidated joint ventures	(2)	159
Gain on asset sales	(2,005)	(2,005)
Other non-operating expenses	696	298

Loss before income tax expense	(23,779)	(11,333)
Income tax expense	163	200

Net loss.	(23,942)	(11,533)
Net (income) loss attributable to noncontrolling interest	(193)	116

Net loss attributable to Morgans Hotel Group Co.	(24,135)	(11,417)
Preferred stock dividends and accretion	(4,367)	(2,913)

Net loss attributable to common stockholders	$(28,502)	$(14,330)
Other comprehensive loss:
Unrealized (loss) gain on valuation of swap/cap agreements, net of tax	(104)	13

Comprehensive loss	$(28,606)	$(14,317)

Loss per share:
Basic and diluted attributable to common stockholders	$(0.85)	$(0.44)
Weighted average number of common shares outstanding:
Basic and diluted	33,651	32,348

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.

Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Cash flows from operating activities:
Net loss	$(23,942)	$(11,533)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	4,995	4,963
Amortization of other costs	3,407	1,678
Amortization and write off of deferred financing costs	2,298	1,521
Amortization of discount on convertible notes	472	569
Amortization of deferred gain on asset sales	(2,005)	(2,005)
Stock-based compensation	1,944	954
Accretion of interest	783	568
Equity in (income) losses from unconsolidated joint ventures	(2)	159
Gain on transfer and disposal of assets	(289)	—
Change in fair value of TLG Promissory Notes	5	70
Change in fair value of interest rate caps, net	—	13
Changes in assets and liabilities:
Accounts receivable, net	(1,153)	245
Related party receivables	190	499
Restricted cash	6,392	60
Prepaid expenses and other assets	2,140	644
Accounts payable and accrued liabilities	3,644	(1,861)

Net cash used in operating activities	(1,121)	(3,456)

Cash flows from investing activities:
Additions to property and equipment	(1,024)	(3,504)
Additions to leasehold interests	—	(222)
Deposit into escrow for development hotel	(10,250)	—
Withdrawals from capital improvement escrows, net	64	2,193
Distributions from unconsolidated joint ventures	2	2

Net cash used in investing activities	(11,208)	(1,531)

Cash flows from financing activities:
Proceeds from debt	450,000	8,000
Payments on debt and capital lease obligations	(305,369)	(2,007)
Debt issuance costs	(12,488)	(265)
Cash paid in connection with vesting of stock based awards	(579)	(132)
Distributions to holders of noncontrolling interests in consolidated subsidiaries	(185)	(168)

Net cash provided by financing activities	131,379	5,428

Net increase in cash and cash equivalents	119,050	441
Cash and cash equivalents, beginning of year	10,025	5,847

Cash and cash equivalents, end of year	$129,075	$6,288

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,618	$7,909

Cash paid for taxes	$532	$150

Non cash financing activities are as follows:
Write off of discount on convertible debt	$726	$—

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.

Notes to Unaudited Consolidated Financial Statements

1. Organization and Formation Transaction

Morgans Hotel Group Co., a Delaware corporation (the “Company”) was incorporated on October 19, 2005. The Company operates, owns, acquires and redevelops boutique hotels primarily in gateway cities and select resort markets in the United States, Europe and other international locations, and nightclubs, restaurants, pool lounges, bars and other food and beverage venues in many of the hotels it operates, as well as in hotels and casinos operated by MGM Resorts International (“MGM”) in Las Vegas.

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

In connection with the Company’s initial public offering, in February 2006, the Former Parent contributed the subsidiaries and ownership interests in nine operating hotels in the United States and the United Kingdom to Morgans Group in exchange for membership units. Simultaneously, Morgans Group issued additional membership units to the Morgans Hotel Group Co. predecessor in exchange for cash raised by the Company from the initial public offering. The Former Parent also contributed all the membership interests in its hotel management business to Morgans Group in return for 1,000,000 membership units in Morgans Group exchangeable for shares of the Company’s common stock. The Company is the managing member of Morgans Group and has full management control. As of March 31, 2014, there are 75,446 membership units outstanding exchangeable for shares of the Company’s common stock.

The Company has one reportable operating segment; it operates, owns, acquires, develops and redevelops boutique hotels, nightclubs, restaurants, pool lounges, bars and other food and beverage venues in many of the hotels it operates, as well as in hotels and casinos operated by MGM in Las Vegas. During the three months ended March 31, 2014 and 2013, the Company derived 5.1% and 12.8% of its total revenues from international locations, respectively. The assets at these international locations were not significant during the periods presented.

Operating Hotels

The Company’s operating hotels as of March 31, 2014 are as follows:

Hotel Name	Location	Number of Rooms	Ownership
Hudson	New York, NY	866	(1)
Morgans	New York, NY	114	(2)
Royalton	New York, NY	168	(2)
Mondrian SoHo	New York, NY	263	(3)
Delano South Beach	Miami Beach, FL	194	(4)
Mondrian South Beach	Miami Beach, FL	216	(5)
Shore Club	Miami Beach, FL	309	(6)
Mondrian Los Angeles	Los Angeles, CA	237	(2)
Clift	San Francisco, CA	372	(7)
Sanderson	London, England	150	(2)
St Martins Lane	London, England	204	(2)

(1)	The Company owns 100% of Hudson through its subsidiary, Henry Hudson Holdings LLC, which is part of a property that is structured as a condominium, in which Hudson constitutes 96% of the square footage of the entire building. As of March 31, 2014, Hudson has 866 guest rooms and 67 single room dwelling units (“SROs”).
(2)	Operated under a management contract.
(3)	Operated under a management contract and owned through an unconsolidated joint venture in which the Company held a minority ownership interest of approximately 20% at March 31, 2014. See note 4.
(4)	Wholly-owned hotel.
(5)	Operated as a condominium hotel under a management contract and owned through a 50/50 unconsolidated joint venture. As of March 31, 2014, 245 hotel residences have been sold, of which 126 are in the hotel rental pool and are included in the hotel room count, and 90 hotel residences remain to be sold. See note 4.
(6)	Operated under a management contract. Until December 30, 2013, the Company held a minority ownership interest of approximately 7% and accounted for the hotel as an unconsolidated joint venture. As of March 31, 2014, the Company had an immaterial contingent profit participation equity interest in Shore Club. See note 4.
(7)	The hotel is operated under a long-term lease which is accounted for as a financing. See note 6.

Food and Beverage Joint Venture

On June 20, 2011, pursuant to an omnibus agreement, subsidiaries of the Company acquired from affiliates of China Grill Management Inc. (“CGM”) the 50% interests CGM owned in the Company’s food and beverage joint ventures for approximately $20 million (the “CGM Transaction”). As a result of the CGM Transaction, the Company owns 100% of the former food and beverage joint venture entities located at Delano South Beach, which is consolidated in the Company’s consolidated financial statements.

Following the CGM Transaction, the Company owned 100% of the food and beverage entity which leased and operated all food and beverage venues located at Sanderson and St Martins Lane. Effective as of January 1, 2014, the Company had a verbal agreement to transfer all the food and beverage venues at St Martins Lane to the hotel owner. The Company will continue to manage the transferred food and beverage venues. The Company recorded a gain of $0.3 million related to these transfers in its March 31, 2014 consolidated financial statements.

Prior to January 1, 2014, all of the St Martins Lane food and beverage venues and all but one of the Sanderson food and beverage venues were consolidated in the Company’s consolidated financial statements. Subsequent to these transfers, and effective January 1, 2014, the Company continues to lease certain food and beverage venues at Sanderson, which are consolidated in the Company’s consolidated financial statements.

The Light Group Acquisition

On November 30, 2011 pursuant to purchase agreements entered into on November 17, 2011, certain of the Company’s subsidiaries completed the acquisition of 90% of the equity interests in TLG Acquisition LLC (“TLG Acquisition,” and together with its subsidiaries, “TLG”), for a purchase price of $28.5 million in cash and up to $18.0 million in notes (the “TLG Promissory Notes”) convertible into shares of the Company’s common stock at $9.50 per share subject to the achievement of certain EBITDA (earnings before interest, tax, depreciation and amortization) targets for the acquired business (“The Light Group Transaction”), as discussed in note 6. The TLG Promissory Notes were allocated $16.0 million to Andrew Sasson and $2.0 million to Andy Masi, collectively, the remaining 10% equity owners of TLG, and bear annual interest payments of 8% (increasing to 18% on December 1, 2014, as described in note 6).

TLG develops, redevelops and operates nightclubs, restaurants, pool lounges, bars, and other food and beverage venues. TLG is a leading lifestyle food and beverage management company, which operates numerous venues primarily in Las Vegas pursuant to management agreements with MGM. The primary assets of TLG consist of its management and similar agreements with various MGM affiliates. Additionally, TLG manages the food and beverage operations at Delano South Beach, including Bianca, a restaurant serving Italian cuisine, FDR, the nightclub, and Delano Beach Club, the pool bar.

Each of TLG’s venues is managed by a subsidiary of TLG Acquisition. Through the Company’s ownership of TLG, it recognizes management fees in accordance with the applicable management agreement which generally provides for base management fees as a percentage of gross sales, and incentive management fees as a percentage of net profits, as calculated pursuant to the management agreements. TLG’s management agreements are typically structured as 10-year initial term contracts (effective the opening date of each respective venue) with renewal options. In addition to TLG’s management of the food and beverage operations at Delano South Beach, TLG currently manages 18 venues in Las Vegas, including 13 for MGM, 2 for affiliates of The Yucaipa Companies, LLC and Andrew Sasson, and 3 for subsidiaries of the Company. Under TLG’s management agreements, all costs associated with the construction, build-out, furniture, fixtures and equipment, operating supplies, equipment and daily operational expenses are typically borne by the owner or lessor of the venue. TLG’s management agreements may be subject to early termination in specified circumstances. For example, the agreements generally contain, among other covenants, a performance test that stipulates a minimum level of operating performance, and restrictions as to certain requirements of suitability, capacity, compliance with laws and material terms, financial stability, and certain of the management agreements require that Andy Masi, whose employment contract expires December 31, 2014, must remain employed by or under contract to TLG. Additionally, in 2013, the Company failed performance tests at certain venues, and as a result, the Company agreed with MGM to a change in the calculation of base and incentive management fees at all MGM venues effective January 1, 2014, and agreed to a termination effective April 1, 2014 of TLG’s management agreement for Brand Steakhouse.

TLG owns the trade name, service mark or other intellectual property rights associated with the names of most of its nightclubs, restaurants, pool lounges, and bars.

Concurrent with the closing of The Light Group Transaction, the operating agreement of TLG Acquisition, the Company’s subsidiary, was amended and restated to provide that Morgans Group, which holds 90% of the membership interests in TLG Acquisition, would be the managing member and that Messrs. Sasson and Masi, each of whom holds a 5% membership interest in TLG Acquisition, would be non-managing members of TLG Acquisition. Messrs. Sasson and Masi, however, have approval rights over, among other things, certain fundamental transactions involving TLG Acquisition.

Each of Messrs. Sasson and Masi received the right to require Morgans Group to purchase his equity interest in TLG at any time after November 30, 2014 at a purchase price equal to his percentage equity ownership interest multiplied by the product of seven times the EBITDA from non-Morgans business (“Non-Morgans EBITDA”) for the preceding 12 months, subject to certain adjustments (the “Sasson-Masi Put Options”). In addition, Morgans Group has the right to require each of Messrs. Sasson and Masi to sell his 5% equity interest in TLG at any time after November 30, 2017 at a purchase price equal to his percentage equity ownership interest multiplied by the product of seven times the Non-Morgans EBITDA for the preceding 12 months, subject to certain adjustments. The Company initially accounted for the redeemable noncontrolling interest at fair value in accordance with Accounting Standard Codification (“ASC”) 805, Business Combinations. Due to the redemption feature associated with the Sasson-Masi Put Options, the Company classified the noncontrolling interest in temporary equity in accordance with the Securities and Exchange Commission’s guidance as codified in ASC 480-10, Distinguishing Liabilities from Equity. Subsequently, the Company will accrete the redeemable noncontrolling interest to its current redemption value, which approximates fair value, each period. The change in the redemption value does not impact the Company’s earnings or earnings per share. The Company recorded an obligation of $5.2 million related to the Sasson-Masi Put Options, which is recorded as redeemable noncontrolling interest on the March 31, 2014 consolidated balance sheet.

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

Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Restricted Cash

As required by certain debt and lease agreements, restricted cash consists of cash held in escrow accounts for taxes, ground rent, insurance premiums, and debt service or lease payments.

The Hudson/Delano 2014 Mortgage Loan, defined and discussed below in note 6, provides that, in the event the debt yield ratio falls below certain defined thresholds, all cash flow from Hudson and Delano South Beach are deposited into accounts controlled by the lenders from which debt service and operating expenses, including management fees, are paid and from which other reserve accounts may be funded. Any excess amounts will be retained by the lenders until the debt yield ratio exceeds the required thresholds for two consecutive calendar quarters.

As further required by the debt and lease agreements related to hotels owned by the Company or one of its subsidiaries, the Company must set aside 4% of the hotels’ revenues in restricted escrow accounts for the future periodic replacement or refurbishment of furniture, fixtures and equipment. As replacements occur, the Company or its subsidiary is eligible for reimbursement from these escrow accounts.

As of March 31, 2014, restricted cash also consists of cash held in escrow for insurance programs, collateral for an outstanding letters of credit related to a development hotel, and litigation settlement escrows.

Investments in and Advances to Unconsolidated Joint Ventures

The Company accounts for its investments in unconsolidated joint ventures using the equity method as it does not exercise control over significant asset decisions such as buying, selling or financing nor is it the primary beneficiary under ASC 810-10, as discussed above. Under the equity method, the Company increases its investment for its proportionate share of net income and contributions to the joint venture and decreases its investment balance by recording its proportionate share of net loss and distributions. Once the Company’s investment balance in an unconsolidated joint venture is zero, the Company suspends recording additional losses. For investments in which there is recourse or unfunded commitments to provide additional equity, distributions and losses in excess of the investment are recorded as a liability. As of March 31, 2014, there were no liabilities required to be recorded related to these investments.

Investment in TLG Management Contracts, net

Investment in TLG management contracts represents the fair value of the TLG management contracts. TLG operates numerous nightclubs, restaurants, pool lounges, and bar venues primarily in Las Vegas pursuant to management agreements with MGM. The management contract assets are being amortized, using the straight line method, over the expected life of each applicable management contract.

Other Assets

In August 2012, the Company entered into a 10-year licensing agreement with MGM, with two 5-year extensions at the Company’s option subject to performance thresholds, to convert THEhotel to Delano Las Vegas, which will be managed by MGM. In addition, the Company acquired the leasehold interests in three food and beverage venues at Mandalay Bay in Las Vegas from an existing tenant for $15.0 million in cash at closing and a deferred, principal-only $10.6 million promissory note (“Restaurant Lease Note”) to be paid over seven years, which the Company recorded at fair value as of the date of issuance of $7.5 million, as discussed in note 6. The venues have been reconcepted and renovated and are managed by TLG. The three food and beverage venues are being operated pursuant to 10-year operating leases with an MGM affiliate, pursuant to which the Company pays minimum annual lease payments and a percentage rent based on cash flow. The Company allocated the total consideration paid, or to be paid, to the license agreement and the restaurant leasehold asset based on their respective fair values. The Company amortizes the fair value of the license agreement, using the straight line method, over the 10-year life of the license agreement, and the fair value of the restaurant leasehold interests, using the straight line method, over the 10-year life of the operating leases.

Further, as of March 31, 2014, other assets consists of key money payments related to hotels under development, as discussed further in note 7, deferred financing costs, and fair value of the lease agreement at Sanderson, which the Company acquired in the CGM Transaction, as discussed further in note 1. The Sanderson food and beverage lease agreement is being amortized, using the straight line method, over the expected life of the agreement. Deferred financing costs included in other assets are being amortized, using the straight line method, which approximates the effective interest rate method, over the terms of the related debt agreements.

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

Income taxes for the three months ended March 31, 2014 and 2013, were computed using the Company’s effective tax rate.

Credit-risk-related Contingent Features

The Company has entered into agreements with each of its derivative counterparties in connection with the interest rate caps and hedging instruments related to the outstanding 2.375% Senior Subordinated Convertible Notes (the “Convertible Notes”), as discussed in note 6. The agreements provide that in the event the Company either defaults or is capable of being declared in default on any of its indebtedness, the Company could also be declared in default on its derivative obligations.

The Company has entered into warrant agreements with Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P., (collectively, the “Yucaipa Investors”), as discussed in note 9, to purchase a total of 12,500,000 shares of the Company’s common stock at an exercise price of $6.00 per share (the “Yucaipa Warrants”). In addition, the Yucaipa Investors have certain consent rights over certain transactions for so long as they collectively own or have the right to purchase through exercise of the Yucaipa Warrants 6,250,000 shares of the Company’s common stock.

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

Currently, the Company uses interest rate caps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. To comply with the provisions of ASC 820-10, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2014 and December 31, 2013, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. Accordingly, all derivatives have been classified as Level 2 fair value measurements. As of March 31, 2014, the Company had three interest rate caps outstanding and the fair value of these interest rate caps was $0.3 million.

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

In connection with the three restaurant leases in Las Vegas, the Company issued the Restaurant Lease Note to be paid over seven years. The Restaurant Lease Note does not bear interest except in the event of default, as defined by the agreement. In accordance with ASC 470, Debt, the Company imputed interest on the Restaurant Lease Note, which is recorded at fair value on the accompanying consolidated balance sheets. On the date of grant, the Company determined the fair value of the Restaurant Lease Note to be $7.5 million imputing an interest rate of 10%. The Company has determined that the majority of the inputs used to value the Restaurant Lease Note fall within Level 2 of the fair value hierarchy, which accordingly has been classified as Level 2 fair value measurements.

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, and fixed and variable rate debt. Management believes the carrying amounts of the aforementioned financial instruments, excluding fixed-rate debt, is a reasonable estimate of fair value as of March 31, 2014 and December 31, 2013 due to the short-term maturity of these instruments or variable market interest rates on certain debt instruments.

The Company’s fixed rate debt of $158.9 million and $247.1 million as of March 31, 2014 and December 31, 2013, respectively, which includes the Company’s trust preferred securities, TLG Promissory Notes, excluding accrued interest, Restaurant Lease Note, discussed above, and the Convertible Notes at face value, as discussed in note 6, had a fair market value of approximately $158.0 million and $217.7 million, respectively, using market rates.

Although the Company has determined that the majority of the inputs used to value its fixed rate debt fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its fixed rate debt utilize Level 3 inputs, such as estimates of current credit spreads. However, as of March 31, 2014 and December 31, 2013, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its fixed rate debt and determined that the credit valuation adjustments are not significant to the overall valuation of its fixed rate debt. Accordingly, all derivatives have been classified as Level 2 fair value measurements.

Stock-based Compensation

The Company accounts for stock based employee compensation using the fair value method of accounting described in ASC 718-10. For share grants, total compensation expense is based on the price of the Company’s stock at the grant date. For option grants, the total compensation expense is based on the estimated fair value using the Black-Scholes option-pricing model. For long-term incentive awards under the Company’s Outperformance Award Program, discussed in note 8, the total compensation expense is based on the estimated fair value using the Monte Carlo pricing model. Compensation expense is recorded ratably over the vesting period. Stock compensation expense recognized for the three months ended March 31, 2014 and 2013 was $1.9 million and $0.9 million, respectively.

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

The membership units owned by the Former Parent in Morgans Group, the Company’s operating company, are presented as a noncontrolling interest in Morgans Group in the consolidated balance sheets and were approximately $0.4 million and $0.5 million as of March 31, 2014 and December 31, 2013, respectively. The noncontrolling interest in Morgans Group is: (i) increased or decreased by the holders of membership interests’ pro rata share of Morgans Group’s net income or net loss, respectively; (ii) decreased by distributions; (iii) decreased by exchanges of membership units for the Company’s common stock; and (iv) adjusted to equal the net equity of Morgans Group multiplied by the holders of membership interests’ ownership percentage immediately after each issuance of units of Morgans Group and/or shares of the Company’s common stock and after each purchase of treasury stock through an adjustment to additional paid-in capital. Net income or net loss allocated to the noncontrolling interest in Morgans Group is based on the weighted-average percentage ownership throughout the period. As of March 31, 2014, there are 75,446 membership units outstanding, each of which is exchangeable for a share of the Company’s common stock.

Recent Accounting Updates

During April 2014, the FASB issued Accounting Standards Update No. 2014-08 (“ASU 2014-08”), Presentation of Financial Statements and Property, Plant and Equipment; Reporting Discontinued Operations and Disclosures of Components of an Entity.” ASU 2014-08 modifies the requirements for reporting discontinued operations. Under the amendments in ASU 2014-08, the definition of discontinued operation has been modified to only include those disposals of an entity that represent a strategic shift that has, or will have, a major effect on an entity’s operations and financial results, the operations and cash flows of the component have been, or will be, eliminated from the ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. ASU 2014-08 shall be applied prospectively for periods beginning on or after December 15, 2014, with early adoption permitted. The Company adopted ASU 2014-08 for the quarter ended March 31, 2014 and as a result of this adoption, no changes were made to the accompanying consolidated financial statements.

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

Basic earnings (loss) per share is calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share include the effect of potential shares outstanding, including dilutive securities. Potential dilutive securities may include shares and options granted under the Company’s stock incentive plan and membership units in Morgans Group, which may be exchanged for shares of the Company’s common stock under certain circumstances. The 75,446 Morgans Group membership units (which may be converted to cash, or at the Company’s option, common stock) held by third parties at March 31, 2014, Yucaipa Warrants (as defined in note 9) issued to the Yucaipa Investors, unvested restricted stock units, LTIP Units (as defined in note 8), stock options, OPP LTIP Units (as defined in note 8) and shares issuable upon conversion of outstanding Convertible Notes have been excluded from the diluted net income (loss) per common share calculation, as there would be no effect on reported diluted net income (loss) per common share.

The table below details the components of the basic and diluted loss per share calculations (in thousands, except for per share data). The Company has not had any undistributed earnings in any calendar quarter presented. Therefore, the Company does not present earnings per share following the two-class method.

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Numerator:
Net loss	$(23,942)	$(11,533)
Net (income) loss attributable to noncontrolling interest	(193)	116

Net loss attributable to Morgans Hotel Group Co.	(24,135)	(11,417)
Less: preferred stock dividends and accretion	4,367	2,913

Net loss attributable to common stockholders	$(28,502)	$(14,330)

Denominator, continuing and discontinued operations:
Weighted average basic common shares outstanding	33,651	32,348
Effect of dilutive securities	—	—

Weighted average diluted common shares outstanding	33,651	32,348

Basic and diluted loss available to common stockholders per common share	$(0.85)	$(0.44)

4. Investments in and Advances to Unconsolidated Joint Ventures

The Company’s investments in and advances to unconsolidated joint ventures and its equity in losses of unconsolidated joint ventures are summarized as follows (in thousands):

Investments

Entity	As of March 31, 2014	As of December 31, 2013
Mondrian Istanbul	$10,392	$10,392
Mondrian South Beach food and beverage—MC South Beach	—	—
Other	100	100

Total investments in and advances to unconsolidated joint ventures	$10,492	$10,492

Equity in income (losses) from unconsolidated joint ventures

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Mondrian South Beach food and beverage – MC South Beach	$—	$(159)
Other	2	—

Total	$2	$(159)

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

In March 2014, the joint venture exercised its option to extend the outstanding mortgage and mezzanine debt for another year until April 2015. As of March 31, 2014, the joint venture’s outstanding nonrecourse mortgage loan and mezzanine loan was $57.1 million, in the aggregate, of which $29.1 million was mortgage debt, and the outstanding mezzanine debt owed to affiliates of the joint venture partners was $28.0 million.

The joint venture is in the process of selling units as condominiums, subject to market conditions, and unit buyers will have the opportunity to place their units into the hotel’s rental program. As of March 31, 2014, 245 hotel residences have been sold, of which 126 are in the hotel rental pool, and 90 hotel residences remain to be sold. In addition to hotel management fees, the Company could also realize fees from the sale of condominium units, although there can be no assurances of any sales in the future.

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

Mondrian SoHo

In June 2007, the Company entered into a joint venture with Cape Advisors Inc. to acquire and develop a Mondrian hotel in the SoHo neighborhood of New York City. The Company initially contributed $5.0 million for a 20% equity interest in the joint venture. The joint venture obtained a loan of $195.2 million to acquire and develop the hotel, which matured in June 2010. On July 31, 2010, the mortgage loan secured by the hotel was amended to, among other things, provide for extensions of the maturity date to November 2011 with extension options through 2015, subject to certain conditions including a minimum debt service coverage test calculated, based on ratios of net operating income to debt service for specified periods ended September 30th of each year. The joint venture satisfied the extension conditions in 2011 and the maturity of this debt was extended to November 2012.

Mondrian SoHo opened in February 2011 and has 263 guest rooms, a restaurant, bar and other facilities. The Company has a 10-year management contract with two 10-year extension options to operate the hotel. As of March 31, 2014, the Mondrian SoHo joint venture’s outstanding mortgage debt secured by the hotel was $196.0 million, excluding $28.7 million of deferred interest. The joint venture did not satisfy the extension conditions in 2012 and the loan matured on November 15, 2012. In January 2013, the lender initiated foreclosure proceedings and litigation is ongoing, as discussed further in note 7, “—Litigations Regarding Mondrian SoHo.”

On February 25, 2013, the owner of Mondrian SoHo, a joint venture in which Morgans Group owns a 20% equity interest, gave notice purporting to terminate the Company’s subsidiary as manager of the hotel. It also filed a lawsuit against the Company seeking termination of the management agreement on the same grounds. This litigation and related litigation is ongoing, as discussed further in note 7, “—Litigations Regarding Mondrian SoHo.”

In December 2011, the Mondrian SoHo joint venture was determined to be a variable interest entity as a result of upcoming debt maturity and cash shortfalls, and because its equity was considered insufficient to permit the entity to finance its own activities. However, the Company determined that it was not the primary beneficiary and, therefore, consolidation of this joint venture is not required. The Company continues to account for its investment in Mondrian SoHo using the equity method of accounting. Because the Company has written its investment value in the joint venture to zero, for financial reporting purposes, the Company believes its maximum exposure to losses as a result of its involvement in the Mondrian SoHo variable interest entity is limited to its outstanding management fees and related receivables and advances in the form of priority loans, excluding guarantees and other contractual commitments.

Certain affiliates of the Company’s joint venture partner have provided certain guarantees and indemnifications to the Mondrian SoHo lenders for which Morgans Group has agreed to indemnify the joint venture partner and its affiliates in certain circumstances. See note 7.

Food and Beverage Venture at Mondrian South Beach

On June 20, 2011, the Company completed the CGM Transaction, pursuant to which subsidiaries of the Company acquired for approximately $20.0 million the interests CGM owned in the Company’s food and beverage joint ventures, which included the food and beverage venture at Mondrian South Beach.

As a result, the Company’s ownership interest in the food and beverage venture at Mondrian South Beach is less than 100%, and was reevaluated in accordance with ASC 810-10. The Company concluded that this venture did not meet the requirements of a variable interest entity and accordingly, this investment in the joint venture is accounted for using the equity method, as the Company does not believe it exercises control over significant asset decisions such as buying, selling or financing.

The Company accounted for this investment under the equity method of accounting through December 31, 2013, until its recording of losses was suspended. At March 31, 2014, the Company’s investment in this food and beverage venture was zero. Because the Company has written its investment value in the joint venture to zero, for financial reporting purposes, the Company believes its maximum exposure to losses as a result of its involvement in the food and beverage venture at Mondrian South Beach variable interest entity is limited to any outstanding receivables, which are immaterial as of March 31, 2014.

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

On April 26, 2013, the joint venture closed on a new loan agreement with the mortgage lenders that provides for a reduction of the mortgage debt and an extension of maturity in return for a cash paydown. The Company did not contribute to the cash paydown and instead entered into an agreement with its joint venture as discussed further in note 7, “—Operating Joint Venture Hotels Commitments and Guarantees, Ames.”

In May 2013, the hotel owner exercised its right to terminate the Company’s management agreement effective July 17, 2013, and on July 17, 2013 the management agreement terminated. The Company received cash of $1.8 million, which was recorded in management fee-related parties and other income on the consolidated statement of comprehensive loss during the year ended December 31, 2013.

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

Subsequent to the expiration of the refinancing term, the hotel was sold on December 30, 2013 to HFZ Capital Group. Phillips International, an affiliate of Shore Club’s former owner, will retain an ownership stake. The new owner has publicly stated that it may convert a substantial part of the hotel to condos, and the Company could be replaced as hotel manager. To date, the Company has received no notice of termination of its management agreement, and intends to continue to operate the hotel pursuant to that agreement. However, no assurance can be provided that the Company will continue to do so in the future. As of March 31, 2014, the Company had only an immaterial contingent profit participation equity interest in Shore Club.

Mondrian Istanbul

In December 2011, the Company entered into a new hotel management agreement for an approximately 105 room Mondrian-branded hotel to be located in the Old City area of Istanbul, Turkey. In December 2011 and January 2012, the Company contributed an aggregate of $10.3 million in the form of equity and key money and has a 20% ownership interest in the joint venture owning the hotel. The Company has no additional funding commitments in connection with this project.

Due to the Company’s joint venture partner’s failure to achieve certain agreed milestones in the development of the hotel, in early 2014, the Company exercised its put option under the joint venture agreement that requires the Company’s joint venture partner to buy back the Company’s equity interests in the Mondrian Istanbul joint venture. The Company’s rights under that joint venture agreement are secured by, among other things, a mortgage on the property. In February 2014, the Company issued a notice of default to its joint venture partner, as they failed to buy back the Company’s equity interests by the contractual deadline, and further notified its joint venture partner that the Company plans to begin foreclosure proceedings as a result of the event of default. The Company does not currently anticipate that these proceeding will have an impact on its management agreement should the hotel development continue.

5. Other Liabilities

Other liabilities consist of the following (in thousands):

	As of March 31, 2014	As of December 31, 2013
Designer fee claim	$13,866	$13,866
OPP LTIP Units Liability (note 8)	—	25

	$13,866	$13,891

Designer Fee Claim

As of March 31, 2014 and December 31, 2013, other liabilities consist of a liability related to a designer fee claim. The Former Parent had an exclusive service agreement with a hotel designer, pursuant to which the designer has made various claims related to the agreement. Although the Company is not a party to the agreement, it may have certain contractual obligations or liabilities to the Former Parent in connection with the agreement. According to the agreement, the designer was owed a base fee for each designed hotel, plus 1% of gross revenues, as defined in the agreement, for a 10-year period from the opening of each hotel. In addition, the agreement also called for the designer to design a minimum number of projects for which the designer would be paid a minimum fee. A liability amount has been estimated and recorded in these consolidated financial statements before considering any defenses and/or counter-claims that may be available to the Company or the Former Parent in connection with any claim brought by the designer. The estimated costs of the design services were capitalized as a component of the applicable hotel in prior years and were amortized over the five-year estimated life of the related design elements.

6. Debt and Capital Lease Obligations

Debt and capital lease obligations consists of the following (in thousands):

Description	As of March 31, 2014	As of December 31, 2013	Interest rate at March 31, 2014
Hudson/Delano Mortgage (a)	$450,000	$—	5.80% (LIBOR + 5.65%)
Notes secured by Hudson (a)	—	180,000	8.90% (LIBOR + 8.40%, LIBOR floor of 0.50%)
Clift debt (b)	92,108	91,486	9.60%
Liability to subsidiary trust (c)	50,100	50,100	8.68%
Convertible Notes, face value (d)	83,896	170,698	2.375%
TLG Promissory Notes (e)	18,907	18,807	(f)
Restaurant Lease Note (f)	6,346	6,551	(h)
Capital lease obligations (g)	6,106	6,109	(g)
Revolving credit facility (h)	—	37,000	5.00% (LIBOR + 4.00%, LIBOR floor of 1.00%)

Debt and capital lease obligation	$707,463	$560,751

As a result of the refinancing the Company completed in February 2014, discussed further below, the Company believes it has sufficient cash to meet its scheduled short-term debt maturities consisting of obligations due on the outstanding Convertible Notes, scheduled development commitments, operating expenses and other expenditures directly associated with its properties. The net proceeds from the Hudson/Delano 2014 Mortgage Loan, defined below, were applied to (1) repay $180 million of outstanding mortgage debt under the prior mortgage loan secured by Hudson (the “Hudson 2012 Mortgage Loan”), (2) repay $37 million of indebtedness under the Company’s $100 million senior secured revolving credit facility secured by Delano South Beach (the “Delano Credit Facility”), (3) provide cash collateral for reimbursement obligations with respect to a $10.0 million letter of credit under the Delano Credit Facility, and (4) fund reserves required under the Hudson/Delano 2014 Mortgage Loan, with the remainder available for general corporate purposes and working capital, which may include the repayment of other indebtedness, including the Convertible Notes and TLG Promissory Notes, subject to certain minimum unencumbered asset requirements.

On February 28, 2014, the Company repurchased $88.0 million of outstanding Convertible Notes for an amount equal to their principal balance plus accrued interest, using cash on hand, including proceeds of the Hudson/Delano 2014 Mortgage Loan.

(a) Mortgage Agreements

Hudson/Delano 2014 Mortgage Loan

On February 6, 2014, subsidiaries of the Company entered into a new mortgage financing with Citigroup Global Markets Realty Corp. and Bank of America, N.A., as lenders, consisting of $300.0 million nonrecourse mortgage notes and $150.0 million mezzanine loans resulting in an aggregate principal amount of $450 million, secured by mortgages encumbering Delano South Beach and Hudson and pledges of equity interests in certain subsidiaries of the Company (collectively, the “Hudson/Delano 2014 Mortgage Loan”).

The Hudson/Delano 2014 Mortgage Loan bears interest at a reserve adjusted blended rate of 30-day LIBOR plus 565 basis points. The Company maintains interest rate caps for the principal amount of the Hudson/Delano 2014 Mortgage Loan that caps the LIBOR rate on the debt under the Hudson/Delano 2014 Mortgage Loan at approximately 1.75% through the initial maturity date.

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

The Hudson/Delano 2014 Mortgage Loan contains restrictions on the ability of the borrowers to incur additional debt or liens on their assets and on the transfer of direct or indirect interests in Hudson or Delano South Beach and the owners of Hudson and Delano South Beach and other affirmative and negative covenants and events of default customary for multiple asset commercial mortgage-backed securities loans. The Hudson/Delano 2014 Mortgage Loan is nonrecourse to the Company’s subsidiaries that are the borrowers under the loan, except pursuant to certain carveouts detailed therein. In addition, the Company has provided a customary environmental indemnity and nonrecourse carveout guaranty under which it would have liability with respect to the Hudson/Delano 2014 Mortgage Loan if certain events occur with respect to the borrowers, including voluntary bankruptcy filings, collusive involuntary bankruptcy filings, changes to the Hudson capital lease without prior written consent of the lender, violations of the restrictions on transfers, incurrence of additional debt, or encumbrances of the property of the borrowers. The nonrecourse carveout guaranty requires the Company to maintain minimum unencumbered assets (as defined in the nonrecourse carveout guaranty) until the Company’s outstanding Convertible Notes and TLG Promissory Notes are repaid, extended, refinanced or replaced beyond the term of the Hudson/Delano 2014 Mortgage Loan. Further, the nonrecourse carveout guaranty prohibits the payment of dividends on or repurchase of the Company’s common stock.

On April 8, 2014, the Hudson/Delano 2014 Mortgage Loan was amended to reallocate the principal amount and interest rate spread of the $300.0 million nonrecourse mortgage notes. This technical amendment had no impact on the total outstanding principal amount of the nonrecourse mortgage notes or the blended interest rate of the Hudson/Delano 2014 Mortgage Loan.

Hudson Mortgage and Mezzanine Loan

On November 14, 2012, certain of the Company’s subsidiaries entered into the Hudson 2012 Mortgage Loan, a mortgage financing with UBS Real Estate Securities Inc., as lender, consisting of a $180.0 million nonrecourse mortgage loan, secured by Hudson, which was fully-funded at closing. The net proceeds from the Hudson 2012 Mortgage Loan were applied to (1) repay $115 million of outstanding mortgage debt under the prior mortgage loan and related fees, (2) repay $36.0 million of indebtedness under the Company’s revolving credit facility, and (3) fund reserves required under the Hudson 2012 Mortgage Loan, with the remainder available for general corporate purposes.

The Hudson 2012 Mortgage Loan bore interest at a reserve adjusted blended rate of 30-day LIBOR (with a minimum of 0.50%) plus 840 basis points. The Company maintained an interest rate cap for the amount of the Hudson 2012 Mortgage Loan that capped the 30-day LIBOR rate on the debt under the Hudson 2012 Mortgage Loan at approximately 2.5% through the maturity date.

In connection with the Hudson/Delano 2014 Mortgage Loan, the Hudson 2012 Mortgage Loan was terminated after repayment of the outstanding debt thereunder in February 2014.

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

Morgans Group also entered into an agreement, dated September 17, 2010, whereby Morgans Group agreed to guarantee losses of up to $6 million suffered by the lessors in the event of certain “bad boy” type acts. As of March 31, 2014, there has been no triggering event that would require the Company to recognize a liability related to this guarantee.

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

In connection with the issuance of the Convertible Notes, the Company entered into convertible note hedge transactions (the “Convertible Notes Call Options”) with respect to the Company’s common stock with Merrill Lynch Financial Markets, Inc. and Citibank, N.A. These call options are exercisable solely in connection with any conversion of the Convertible Notes and pursuant to which the Company will receive shares of the Company’s common stock from Merrill Lynch Financial Markets, Inc. and Citibank, N.A equal to the number of shares issuable to the holders of the Convertible Notes upon conversion. The Company paid approximately $58.2 million for the Convertible Notes Call Options.

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

The Company recorded the purchase of the Convertible Note Call Options, net of the related tax benefit of approximately $20.3 million, as a reduction of additional paid-in capital and the proceeds from the Convertible Notes Warrants as an addition to additional paid-in capital in accordance with ASC 815-30, Derivatives and Hedging, Cash Flow Hedges.

As discussed in note 9, from April 21, 2010 to July 21, 2010, the Yucaipa Investors purchased from third parties $88.0 million of the Convertible Notes. On February 28, 2014, the Company entered into a Note Repurchase Agreement with the Yucaipa Investors, pursuant to which the Company repurchased the $88.0 million of Convertible Notes owned by them for an amount equal to their principal balance plus accrued interest. The Company used cash on hand, including proceeds of the Hudson/Delano 2014 Mortgage Loan, for this repurchase. In connection with the Note Repurchase Agreement, the Company reversed the applicable pro rata amount of Convertible Notes Call Options and Convertible Notes Warrants through additional paid-in capital.

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

(e) TLG Promissory Notes

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

The payment of $18.0 million is based on TLG achieving EBITDA of at least $18.0 million from non-Morgans business (the “Non-Morgans EBITDA”) during the 27-month period starting on January 1, 2012, with ratable reduction of the payment if less than $18.0 million of EBITDA is earned. The TLG Promissory Notes mature on November 30, 2015 and may be voluntarily prepaid at any time. At either Messrs. Sasson’s or Masi’s options, the TLG Promissory Notes are payable in cash or in common stock of the Company valued at $9.50 per share. Each of the TLG Promissory Notes earns interest at an annual rate of 8%, provided that if the notes are not paid or converted on or before November 30, 2014, the interest rate increases to 18%. The TLG Promissory Notes provide that 75% of the accrued interest is payable quarterly in cash and the remaining 25% accrues and is included in the principal balance which is payable at maturity. Morgans Group has guaranteed payment of the TLG Promissory Notes and interest.

As of the issue date, the fair value of the TLG Promissory Notes was estimated at approximately $15.5 million utilizing a Monte Carlo simulation to estimate the probability of the performance conditions being satisfied. The fair value of the TLG Promissory Notes was estimated as of the issue date using the following assumptions in the Monte-Carlo simulation: expected price volatility for the Company’s stock of 25%; a risk free rate of 0.4%; and no dividend payments over the measurement period. The EBITDA targets were achieved at March 31, 2014 and the fair value of the TLG Promissory Notes of $18.0 million plus accrued interest of $0.9 million is reflected in the Company’s March 31, 2014 consolidated financial statements.

As discussed further in note 7, on August 5, 2013, Messrs. Sasson and Masi filed a lawsuit in the Supreme Court of the State of New York against TLG Acquisition and Morgans Group alleging, among other things, breach of contract and an event of default under the TLG Promissory Notes as a result of the Company’s failure to repay the TLG Promissory Notes following an alleged “Change of Control” of the Company in connection with the election of directors at the Company’s 2013 Annual Meeting. On September 26, 2013, the Company filed a motion to dismiss the complaint in its entirety. On February 6, 2014, the court granted the Company’s motion to dismiss. Messrs. Sasson and Masi have appealed the decision and a timeline for an appeal process is currently unclear.

(f) Restaurant Lease Note

As discussed in note 2, in August 2012, the Company acquired the leasehold interests in three food and beverage venues at Mandalay Bay from an existing tenant for $15.0 million in cash at closing and the issuance of a principal-only $10.6 million Restaurant Lease Note to be paid over seven years. The Restaurant Lease Note does not bear interest except in the event of default, as defined in the agreement. In accordance with ASC 470, Debt, the Company imputed interest on the Restaurant Lease Note, which was recorded at its fair value of $7.5 million as of the date of issuance. At March 31, 2014, the balance outstanding recorded on the Restaurant Lease Note is $6.3 million.

(g) Capital Lease Obligations

The Company has leased two condominium units at Hudson from unrelated third-parties, which are reflected as capital leases. One of the leases requires the Company to make annual payments, currently $649,728 (subject to increases due to increases in the Consumer Price Index), through November 2096. This lease also allows the Company to purchase, at its option, the unit at fair market value after November 2015. The second lease requires the Company to make annual payments, currently $328,128 (subject to increases due to increases in the Consumer Price Index), through December 2098.

The Company has allocated both lease payments between the land and building based on their estimated fair values. The portion of the payments allocated to the building has been capitalized at the present value of the future minimum lease payments. The portion of the payments allocable to the land is treated as operating lease payments. The imputed interest rate on both of these leases is 8%, which is based on the Company’s incremental borrowing rate at the time the lease agreement was executed. The capital lease obligations related to the units amounted to approximately $6.1 million as of March 31, 2014 and December 31, 2013, respectively. Substantially all of the principal payments on the capital lease obligations are due at the end of the lease agreements.

The Company has also entered into capital lease obligations, which are immaterial to the Company’s consolidated financial statements, related to equipment at certain of the hotels.

(h) Delano Credit Facility

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

In connection with the closing of the Hudson/Delano 2014 Mortgage Loan, described more fully above, the Delano Credit Facility was terminated after repayment of the outstanding debt thereunder in February 2014.

7. Commitments and Contingencies

Hotel Development Related Commitments

In order to obtain long-term management, franchise and license contracts, the Company has committed to contribute capital in various forms on hotel development projects. These include equity investments, key money, debt financing and cash flow guarantees to hotel owners. The cash flow guarantees generally have a stated maximum amount of funding and a defined term. The terms of the cash flow guarantees to hotel owners generally require the Company to fund if the hotels do not attain specified levels of operating profit. Oftentimes, cash flow guarantees to hotel owners may be recoverable as loans repayable to the Company out of future hotel cash flows and/or proceeds from the sale of hotels.

The following table details, as of March 31, 2014 and December 31, 2013, the Company’s key money, equity investment and debt financing commitments for hotels under development as well as potential funding obligations under cash flow guarantees at operating hotels and hotels under development at the maximum amount under the applicable contracts, but excluding contracts where the maximum amount cannot be determined (in thousands):

	As of March 31, 2014 (1)	As of December 31, 2013 (1)
Key money, equity investment and debt financing commitments (2)	$23,339	$22,499
Key money commitments in dispute (3)	10,000	10,000
Cash flow guarantees	13,000	13,000
Cash flow guarantees in dispute (4)	8,000	8,000

Total maximum future funding commitments	$54,399	$53,499

Amounts due within one year (5)	$26,339	$25,499

(1)	The currency translation is based on an exchange rate of the applicable local currency to U.S. dollar using the exchange rate as of the end of the applicable reporting period.
(2)	As of March 31, 2014 and December 31, 2013, these commitments consist of key money commitments. The Company had no equity or debt financing commitments at March 31, 2014 and December 31, 2013.

(3)	Reflects funding of $10.0 million in key money for Mondrian at Baha Mar secured by a cash collateralized letter of credit, which the Company believes it is not obligated to fund due to the owner’s defaults under the management agreement terms, discussed further below.
(4)	Reflects an $8.0 million performance cash flow guarantee related to Delano Marrakech, which the Company believes it is not obligated to fund due to the owner’s defaults under the management agreement terms. The Company has terminated its management agreement effective November 12, 2013, discussed further below.
(5)	Amount represents £9.4 million (or approximately $15.6 million as of March 31, 2014) in key money for Mondrian London, which is expected to open in the third quarter of 2014, and funding of $10.0 million in key money for Mondrian at Baha Mar secured by a cash collateralized letter of credit, which the Company believes it is not obligated to fund due to the owner’s defaults under the management agreement terms, discussed further below.

On March 26, 2014, the Company notified Baha Mar Ltd. (“Baha Mar Owner”) that, effective on April 25, 2014, it was terminating the management agreement relating to Mondrian at Baha Mar in Nassau, the Bahamas due to the failure of Baha Mar Owner to obtain a Non-Disruption Agreement from its lender as required by the management agreement. Baha Mar Owner has disputed the termination and on April 22, 2014, the Company learned that Baha Mar Owner had submitted a draw certificate seeking payment of the $10.0 million letter of credit posted by the Company to secure certain payments under the management agreement. On April 23, 2014, the Company sought and was granted a temporary restraining order enjoining the payment of the $10.0 million letter of credit. A preliminary injunction hearing is scheduled for June 5, 2014.

In September 2012, the Company opened Delano Marrakech, a 71 room hotel in Marrakech, Morocco. The management agreement included certain cash flow guarantees by the Company which stipulate certain minimum levels of operating performance and could result in potential future funding obligations related to Delano Marrakech, which are in dispute and disclosed in the hotel commitments and guarantees table above. As discussed further below, the Company and the hotel owner are in litigation surrounding the termination of the hotel management agreement, performance-based cash flow guarantee and related matters. Both parties are seeking arbitration of the dispute, which is expected to occur in March 2015.

In January 2014, the Company signed a franchise agreement for a Morgans Original branded hotel in Istanbul, Turkey. The hotel, which is currently under development, is being converted from office and retail space, is expected to have 78 rooms and open in late 2014. The Company has a $0.7 million key money obligation that will be funded upon the hotel opening, which is included in the table above.

As the Company pursues its growth strategy, it may continue to invest in new management, franchise and license agreements through key money and equity investments. To fund any such future investments, the Company may from time to time pursue additional potential financing opportunities it has available.

The Company has signed management, license or franchise agreements for new hotels which are in the development stage. As of March 31, 2014, these include the following:

	Expected Room Count	Anticipated Opening	Initial Term
Hotels Currently Under Construction or Renovation:
Mondrian London	360	2014	25 years
Delano Las Vegas (1)	1,114	2014	10 years
Morgans Original, Istanbul (1)	78	2014	15 years
Mondrian at Baha Mar (2)	310	2014	20 years
Mondrian Doha	270	2015	30 years
Delano Moscow	160	2015	20 years
Other Signed Agreements:
Mondrian Istanbul	105		20 years
Delano Aegean Sea	150		20 years
Delano Cartagena	211		20 years

(1)	Hotel is subject to a license or franchise agreement.
(2)	Management agreement is currently in dispute, as discussed above.

Financing has not been obtained for the hotel projects listed under “Other Signed Agreements” in the table above, and there can be no assurances that any or all of the Company’s development stage projects will be developed as planned. If adequate project financing is not obtained, these projects may need to be limited in scope, deferred or cancelled altogether, and to the extent the Company has previously funded key money, an equity investment or debt financing on a cancelled project, the Company may be unable to recover the amounts funded.

For example, due to the Company’s joint venture partner’s failure to achieve certain agreed milestones in the development of the Mondrian Istanbul hotel, in early 2014, the Company exercised its put option under the joint venture agreement that requires the Company’s joint venture partner to buy back the Company’s equity interests in the Mondrian Istanbul joint venture. The Company’s rights under that joint venture agreement are secured by, among other things, a mortgage on the property. In February 2014, the Company issued a notice of default to its joint venture partner, as they failed to buy back the Company’s equity interests by the contractual deadline, and further notified its joint venture partner that the Company plans to begin foreclosure proceedings as a result of the event of default. The Company does not currently anticipate that these proceeding will have an impact on its management agreement should the hotel development continue.

Other Guarantees to Hotel Owners

As discussed above, the Company has provided certain cash flow guarantees to hotel owners in order to secure management contracts.

The Company’s hotel management agreements for Royalton and Morgans contain cash flow guarantee performance tests that stipulate certain minimum levels of operating performance. These performance test provisions give the Company the option to fund a shortfall in operating performance limited to the Company’s earned base fees. If the Company chooses not to fund the shortfall, the hotel owner has the option to terminate the management agreement. As of March 31, 2014, approximately $0.2 million was accrued as a reduction to management fees related to these performance test provisions. The Company’s maximum potential amount of future fundings related to the Royalton and Morgans performance guarantee cannot be determined as of March 31, 2014, but under the hotel management agreements is limited to the Company’s base fees earned.

Operating Joint Venture Hotels Commitments and Guarantees

The following details obligations the Company has or may have related to its operating joint venture hotels as of March 31, 2014.

Mondrian South Beach Mortgage and Mezzanine Agreements. Morgans Group and affiliates of its joint venture partner have agreed to provide standard nonrecourse carve-out guaranties and provide certain limited indemnifications for the Mondrian South Beach mortgage and mezzanine loans. In the event of a default, the lenders’ recourse is generally limited to the mortgaged property or related equity interests, subject to standard nonrecourse carve-out guaranties for “bad boy” type acts. Morgans Group and affiliates of its joint venture partner also agreed to guarantee the joint venture’s obligation to reimburse certain expenses incurred by the lenders and indemnify the lenders in the event such lenders incur liability in connection with certain third-party actions. Morgans Group and affiliates of its joint venture partner have also guaranteed the joint venture’s liability for the unpaid principal amount of any seller financing note provided for condominium sales if such financing or related mortgage lien is found unenforceable, provided they shall not have any liability if the seller financed unit becomes subject to the lien of the lender’s mortgage or title to the seller financed unit is otherwise transferred to the lender or if such seller financing note is repurchased by Morgans Group and/or affiliates of its joint venture at the full amount of unpaid principal balance of such seller financing note. In addition, although construction is complete and Mondrian South Beach opened on December 1, 2008, Morgans Group and affiliates of its joint venture partner may have continuing obligations under construction completion guaranties until all outstanding payables due to construction vendors are paid. As of March 31, 2014, there are remaining payables outstanding to vendors of approximately $0.4 million. Pursuant to a letter agreement with the lenders for the Mondrian South Beach loan, the joint venture agreed that these payables, many of which are currently contested or under dispute, will not be paid from operating funds but only from tax abatements and settlements of certain lawsuits. In the event funds from tax abatements and settlements of lawsuits are insufficient to repay these amounts in a timely manner, the Company and its joint venture partner are required to fund the shortfall amounts.

The Company and affiliates of its joint venture partner also have each agreed to purchase approximately $14 million of condominium units under certain conditions, including an event of default. In the event of a default under the lender’s mortgage or mezzanine loan, the joint venture partners are each obligated to purchase selected condominium units, at agreed-upon sales prices, having aggregate sales prices equal to 1/2 of the lesser of $28.0 million, which is the face amount outstanding on the lender’s mezzanine loan, or the then outstanding principal balance of the lender’s mezzanine loan. The joint venture is not currently in an event of default under the mortgage or mezzanine loan. As of March 31, 2014, there has been no triggering event that would require the Company to recognize a liability related to the construction completion or the condominium purchase guarantees.

Mondrian SoHo. Certain affiliates of the Company’s joint venture partner have agreed to provide a standard nonrecourse carve-out guaranty for “bad boy” type acts and a completion guaranty to the lenders for the Mondrian SoHo loan, for which Morgans Group has agreed to indemnify the joint venture partner and its affiliates up to 20% of such entities’ guaranty obligations, provided that each party is fully responsible for any losses incurred as a result of its own gross negligence or willful misconduct. As of March 31, 2014, there has been no triggering event that would require the Company to recognize a liability related to this indemnity.

Ames. On April 26, 2013, the joint venture closed on a new loan agreement with the mortgage lenders that provided for a reduction of the mortgage debt and an extension of maturity in return for a cash paydown. The Company did not contribute to the cash paydown and instead entered into an agreement with its joint venture partner pursuant to which, among other things, (1) the Company assigned its equity interests in the joint venture to its joint venture partner, (2) the Company agreed to give its joint venture partner the right to terminate its management agreement upon 60 days prior notice in return for an aggregate payment of $1.8 million, and (3) a creditworthy affiliate of the Company’s joint venture partner has assumed all or a portion of the Company’s potential liability with respect to historic tax credit guaranties, with the Company’s liability for any tax credit guaranties capped, in any event, at $3.0 million in the aggregate. The potential liability for historic tax credit guaranties relates to approximately $16.9 million of federal and state historic rehabilitation tax credits that Ames qualified for at the time of its development. As of March 31, 2014, there has been no triggering event that would require the Company to accrue any potential liability related to the historic tax credit guarantee. In May 2013, the hotel owner exercised its right to terminate the Company’s management agreement and it was terminated on July 17, 2013. The termination fee was recorded by the Company in the second and third quarters of 2013.

Guaranteed Loans and Commitments

The Company has made payment guarantees to lenders and lessors of its owned and leased hotels, namely related to the Hudson/Delano 2014 Mortgage Loan and Clift lease payments, as discussed further in note 6.

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

On March 11, 2013, the Company moved to dismiss the lender’s complaint on the grounds that, among other things, the Company’s management agreement is not subject to foreclosure. On April 2, 2013, the lender opposed the Company’s motion to dismiss and cross-moved for summary judgment. On August 12, 2013, the court heard oral argument on both motions, as well as a third motion brought by the Company to strike an affirmation submitted by lender’s attorney. On January 27, 2014, the court granted Morgans Management’s motion to dismiss on the ground that the Company’s subsidiary that manages the hotel is not a proper party to the foreclosure action and that a management contract does not constitute an interest subject to foreclosure, and denied lender’s motion for summary judgment as moot. On March 20, 2014, the lender moved for summary judgment against the remaining four defendants who are seeking foreclosure on four mortgages secured by Mondrian SoHo. That motion is pending.

On February 25, 2013, Sochin JV filed a complaint in the Delaware Chancery Court against Morgans Hotel Group Management LLC and Morgans Group, seeking, among other things, a declaration that plaintiff terminated the management agreement for the hotel, injunctive relief, and an award of damages in an amount to be determined, but alleged to exceed $10 million, plus interest. In addition, the Company, through its equity affiliate, filed a separate action against the owner and its parent in the Delaware Chancery Court for, among other things, breaching fiduciary duties and their joint venture agreement for failing to obtain consent prior to the termination. That action was subsequently consolidated with the termination action. On September 17, 2013, the Delaware Chancery Court heard oral argument on various motions to dismiss and for partial summary judgment in the consolidated actions, following which the court entered orders, on September 20, 2013, ruling that Sochin JV properly terminated the hotel management agreement on agency principles, that Morgans must vacate the hotel forthwith or on whatever other timetable the hotel owner chooses, and that certain claims by the Company’s equity affiliate are dismissed but not its breach of fiduciary duty claim. On September 30, 2013, the Company filed a motion for reconsideration and/or to certify the judgment for appeal. That motion is still pending, and no final order has as yet been issued. By joint stipulation of the parties, granted on March 18, 2014, Sochin JV will file its opposition to the motion for reconsideration and to stay by May 9, 2014, following which the court will issue its ruling. The parties have also stipulated to move, answer or otherwise respond to the operative complaints, by May 9, 2014. Should the Company not prevail on its motion for reconsideration and to stay, the Company intends to vigorously pursue its rights on appeal, but no assurance can be provided that the Company will prevail or otherwise retain management of the hotel.

On April 30, 2013, the Company filed a lawsuit against the majority member of Sochin JV’s parent and its affiliate in New York Supreme Court for damages based on the attempted wrongful termination of the management agreement, defamation, and breach of fiduciary and other obligations under the parties’ joint venture agreement. On August 23, 2013, the owner moved to dismiss that complaint. That motion has been fully briefed and oral argument has been set for June 5, 2014. It is not possible to predict with reasonable certainty the outcome of this action, nor the amount of damages the Company is likely to recover should it ultimately prevail on one or more of its claims.

Litigation Regarding Delano Marrakech

In June 2013, the Company served the owner of Delano Marrakech with a notice of default for, among other things, failure to pay fees and reimbursable expenses and to operate the hotel in accordance with the standards under the management agreement. In September 2013, the Company served notice of termination of its management agreement for Delano Marrakech following the failure by the owner of Delano Marrakech to remedy numerous breaches of the agreement. As a result, the Company discontinued all affiliation with the hotel, including removal of the Delano name, and terminated management of the property, effective November 12, 2013. Pursuant to the management agreement, in the event of an owner default, the Company has no further obligations under the performance-based cash flow guarantee. In addition, as a result of the breaches by the hotel owner, the Company has asserted a claim for losses and damages against the owner that is currently estimated at in excess of $30.0 million, including interest. The owner of the hotel is disputing the circumstances surrounding termination and therefore its liability for this amount. On April 17, 2014, the owner submitted a counterclaim against the Company under both the performance-based cash flow guarantee and for loss of profits. The total counterclaim made by the owner is in excess of $119.0 million, excluding interest. The Company considers the counterclaim made by the owner to be entirely without merit and intends to vigorously defend itself. Both parties are seeking arbitration of the dispute, which is expected to occur in March 2015.

Litigation Regarding TLG Promissory Notes

On August 5, 2013, Messrs. Andrew Sasson and Andy Masi filed a lawsuit in the Supreme Court of the State of New York against TLG Acquisition LLC and Morgans Group LLC relating to the $18 million TLG Promissory Notes. See note 1 and note 6 regarding the background of the TLG Promissory Notes. The complaint alleges, among other things, a breach of contract and an event of default under the TLG Promissory Notes as a result of the Company’s failure to repay the TLG Promissory Notes following an alleged “Change of Control” that purportedly occurred upon the election of the Company’s current Board of Directors on June 14, 2013. The complaint sought payment of Mr. Sasson’s $16 million TLG Promissory Note and Mr. Masi’s $2 million TLG Promissory Note, plus interest compounded to principal, as well as default interest, and reasonable costs and expenses incurred in the lawsuit. On September 26, 2013, the Company filed a motion to dismiss the complaint in its entirety. On February 6, 2014, the Court granted the Company’s motion to dismiss. Messrs. Sasson and Masi have appealed the decision and a timeline for an appeal process is currently unclear.

Litigation Regarding 2013 Deleveraging Transaction, Proxy Litigation Between Mr. Burkle and OTK and the Company’s Current Directors, and Litigation Regarding Yucaipa Board Observer Rights

On February 28, 2014, the Company entered into a binding Memorandum of Understanding (“MOU”) which contemplates the partial settlement and dismissal with prejudice of the action entitled OTK Associates, LLC v. Friedman, et al., C.A. No. 8447-VCL (Del. Ch.) (the “Delaware Shareholder Derivative Action”) and the complete settlement and dismissal with prejudice of the actions entitled Yucaipa American Alliance Fund II L.P., et al. v. Morgans Hotel Group Co., et al., Index No. 652294/2013 (NY Sup.) (the “New York Securities Action”); Burkle v. OTK Associates, LLC, et al., Case No. 13-CIV-4557 (S.D.N.Y.) (the “Proxy Action”); and Yucaipa American Alliance Fund II L.P., et al. v. Morgans Hotel Group Co., Index No. 653455/2013 (NY Sup.) (the “Board Observer Action”) (the foregoing four actions are collectively referred to as the “Actions”). The parties to the MOU have executed a Stipulation of Settlement, dated as of May 5, 2014 (the “Settlement Stipulation”), incorporating the terms of the MOU, which is being submitted to the Court in the Delaware Shareholder Derivative Action for approval. An overview of the Actions and the terms of the MOU and the Settlement Stipulation follows.

Delaware Shareholder Derivative Action

On April 1, 2013, director Jason T. Kalisman filed in the Delaware Chancery Court the Delaware Shareholder Derivative Action, a purported derivative action on the Company’s behalf against former directors Robert Friedman, Thomas L. Harrison, Michael D. Malone, Jeffrey Gault, Andrew Sasson, Michael J. Gross and Ronald W. Burkle, and the following companies with which Mr. Burkle is affiliated: Yucaipa American Alliance Fund II, L.P., Yucaipa American Alliance (Parallel) Fund II, L.P., Yucaipa Aggregator Holdings, LLC and The Yucaipa Companies LLC (collectively, the “Yucaipa Defendants”). The action arose from a proposed deleveraging transaction between the Company and certain of the Yucaipa Defendants (the “2013 Deleveraging Transaction”), which a majority of the Board of Directors voted to approve on March 30, 2013. On April 4, 2013, OTK, a stockholder of the Company, filed a motion to intervene as a plaintiff in the Delaware Action, which the court granted, and thereafter OTK and Mr. Kalisman filed an amended complaint (the “Amended Complaint”).

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

On July 9, 2013, the court granted plaintiff OTK’s motion to file a Second Amended and Supplemental Complaint (the “Second Amended Complaint”). The Second Amended Complaint excludes Mr. Kalisman as a plaintiff but continues to assert claims, both directly and derivatively on the Company’s behalf, against all persons and entities previously named as defendants in the Amended Complaint, except that no claims were made against the Company.

On July 17, 2013, Mr. Kalisman and OTK filed in the Delaware Shareholder Derivative Action a motion seeking the interim award from the Company of approximately $2.7 million in attorneys’ fees and expenses incurred prior to June 1, 2013 by their counsels in prosecuting the Delaware Shareholder Derivative Action. On October 31, 2013, the court, after directing that notice of the application be given to the Company’s stockholders and having not received any objections, issued an order granting the award. The Company’s directors and officers liability insurance carrier paid this award in late 2013.

On January 21, 2014, the court granted an unopposed motion to dismiss with prejudice (subject to certain exceptions) all claims asserted against Mr. Gross, a former director and chief executive officer of the Company, in the Delaware Shareholder Derivative Action. On February 5, 2014, the court issued an opinion denying, in most part, the motions to dismiss the Second Amended Complaint made by certain of the remaining defendants.

On March 4, 2014, plaintiff filed a letter with the court informing it that certain parties had entered into the MOU and on March 20, 2014, all parties filed a proposed stipulation requesting that the court stay the action pending submission of a stipulation of settlement and the court’s consideration of a motion to approve the settlement. On March 21, 2014, the court granted that request.

New York Securities Action

On June 27, 2013, Yucaipa American Alliance Fund II, L.P., Yucaipa American Alliance (Parallel) Fund II, L.P., Yucaipa Aggregator Holdings, LLC and Vintage Deco Hospitality LLC (collectively the “Yucaipa Securities Action Plaintiffs”) filed a complaint against the Company and Morgans Group in the Supreme Court of the State of New York alleging, among other things, that the Company and Morgans Group had refused to use commercially reasonable best efforts to close the various putative agreements comprising the 2013 Deleveraging Transaction, and that there has “effectively” been a withdrawal or adverse modification of the approval of the 2013 Deleveraging Transaction by the Company’s Board of Directors. Alternatively, the Yucaipa Securities Action Plaintiffs contended that the Company and Morgans Group breached certain representations and warranties under the putative contracts comprising the 2013 Deleveraging Transaction. The Yucaipa Securities Action Plaintiffs asserted various claims and sought, among other things, an award of damages equal to a termination fee of $9 million, as well as payment of out-of-pocket costs, indemnification in excess of $1 million, pre-judgment interest and attorney’s fees.

On July 22, 2013, the Company and Morgans Group filed a motion in the New York Securities Action to stay (or alternatively to dismiss) that action pending the disposition of the Delaware Shareholder Derivative Action. On January 29, 2014, the court in the New York Securities Action denied on a “without prejudice” basis, that motion. On February 26, 2014, the Company and Morgans Group served an answer to the complaint in the New York Securities Action.

On March 24, 2014, the parties filed a letter with the court requesting that the court stay the action pending consideration by the Delaware Chancery Court of the settlement contemplated by the MOU. The court granted that request.

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

On March 7, 2014, the parties filed a letter with the court requesting that the court postpone the deadline for filing additional material for summary judgment until such time as the Delaware Chancery Court had ruled on the proposed settlement. On March 10, 2014, the Court ordered the action stayed for 90 days. The Company is not a party to the Proxy Action.

Board Observer Action

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

On March 24, 2014, the parties filed a letter with the court requesting that the court stay the action pending consideration by the Delaware Chancery Court of the settlement contemplated by the MOU. The court granted that request.

The MOU and Settlement Stipulation

The MOU was executed by all parties to the Actions, except for the following three defendants in the Delaware Shareholder Derivative Action: Michael J. Gross (who was previously dismissed as a defendant as discussed above) and Messrs. Harrison and Malone (the “Non-Settling Former Directors”). The parties to the MOU subsequently documented its terms in the Settlement Stipulation. The Settlement Stipulation is being submitted to the Delaware Court of Chancery in the Delaware Shareholder Derivative Action for review and approval and will not become effective, pursuant to its terms, until such approval is given and is no longer subject to further court review (the “Effective Date”).

The Settlement Stipulation provides, among other things, for the following:

•	The Company will pay to the Yucaipa Securities Action Plaintiffs in the New York Securities Action an amount equal to $3 million less the aggregate amount of any reasonable and necessary attorneys’ fees and expenses incurred by Mr. Burkle in his defense of the Delaware Shareholder Derivative Action that are paid to him by the Company’s insurers prior to the Effective Date (the “Securities Action Payment”).

•	Mr. Burkle will pay to the Company the amount of all insurance proceeds he recovers from the Company’s insurers after the Effective Date for the reasonable and necessary attorneys’ fees and expenses that he incurred in defense of the Delaware Shareholder Derivative Action and assign to the Company any claims he may have against the Company’s insurers relating to any such reasonable and necessary attorneys’ fees and expenses that the Company’s insurers may fail to pay Mr. Burkle.

•	To the extent not paid by the Company’s insurers, the Company will pay the amount of any reasonable and necessary attorneys’ fees and expenses incurred by Messrs. Friedman, Gault and Sasson (collectively, the “Settling Former Directors”) in defending the Delaware Shareholder Derivative Action, subject to the Settling Former Directors’ assignment to the Company of any claims they have against the Company’s insurers relating to any such unpaid amounts.

•	The Settling Former Directors will pay to the Company a portion of the Securities Action Payment (which cannot presently be quantified because the amount depends on the resolution of pending claims submitted to the Company’s insurers) unless the Company’s insurers pay such amounts to the Company or the Settling Former Directors assign to the Company any claims they have against the Company’s insurers relating to any such amounts that the Company’s insurers fail to pay.

•	OTK and current director Jason T. Kalisman will apply to the Delaware Court of Chancery for an award of payment from the Company of the reasonable and necessary fees and expenses incurred by their counsel in connection with the Delaware Shareholder Derivative Action, excluding those fees and expenses encompassed in the court’s October 31, 2013 order in the Delaware Shareholder Derivative Action. Any such award may be subject to recovery by the Company from its insurers.

•	Plaintiffs and defendants in each of the Actions, apart from the Non-Settling Former Directors who chose not to participate in the MOU and the Settlement Stipulation and against whom the Delaware Shareholder Derivative Action continues, will exchange customary releases which release the parties and certain of their affiliates from claims arising from the subject matters of each of the Actions.

•	Each of the Actions will be dismissed with prejudice and on the merits with each party bearing its own costs, except as to the Non-Settling Former Directors against whom the Delaware Shareholder Derivative Action continues or as specified in the Settlement Stipulation.

The Company cannot currently predict the amount of any funds it might be required to pay under the Settlement Stipulation; whether the Company’s insurers will pay some or all of the amounts that the Company would otherwise be obligated to pay under the Settlement Stipulation; whether the Company would be successful in asserting against its insurers any claims that will or may be assigned to the Company under the terms of the Settlement Stipulation or that the Company might assert on its own behalf; or what the amount of any such recovery might be. Furthermore, the Company cannot predict whether the Delaware Court of Chancery will approve the Settlement Stipulation or whether the court’s decision will be challenged on appeal and, if so challenged, affirmed. Notwithstanding the foregoing, the Company does not expect that the net amount of all payments the Company might ultimately be required to make under the terms of the Settlement Stipulation, if approved, and after recovery of all insurance proceeds, will be material to financial position of the Company, and as of March 31, 2014, the Company believes its accruals are adequate to cover its contingencies relating to these matters.

Other Litigation

From time to time, the Company is involved in various litigation matters arising in the ordinary course of its business. The Company is not currently a party to any legal or administrative proceedings, other than as noted above, the adverse outcome of which, individually or in the aggregate, the Company believes would have a material impact on the Company’s financial condition, results of operations or cash flow.

8. Omnibus Stock Incentive Plan

On February 9, 2006, the Board of Directors of the Company adopted the Morgans Hotel Group Co. 2006 Omnibus Stock Incentive Plan. Subsequently and on several occasions, the Company’s Board of Directors adopted, and stockholders approved, amendments to the Omnibus Stock Incentive Plan (the “Stock Plan”), to namely increase the number of shares reserved for issuance under the plan. As of March 31, 2014, the Stock Plan has 14,610,000 shares reserved for issuance.

The Stock Plan provides for the issuance of stock-based incentive awards, including incentive stock options, non-qualified stock options, stock appreciation rights, shares of common stock of the Company, including restricted stock units (“RSUs”) and other equity-based awards, including membership units in Morgans Group which are structured as profits interests (“LTIP Units”), or any combination of the foregoing. The eligible participants in the Stock Plan include directors, officers and employees of the Company. Awards other than options and stock appreciation rights reduce the shares available for grant by 1.7 shares for each share subject to such an award.

On March 10, 2014, the Company implemented a plan of termination (the “Termination Plan”) that resulted in a workforce reduction of its corporate office employees. The Termination Plan was part of the Company’s previously announced corporate strategy to, among other things, reduce corporate overhead and costs allocated to property owners. As a result of the Termination Plan, during the first quarter of 2014, the Company recognized accelerated stock compensation expense relating to certain outstanding stock-based incentive awards of approximately $1.8 million relating to the severance of former executives, pursuant to the termination provisions of their respective employment agreements. All other equity awards granted to terminated employees that were unvested as of March 10, 2014 expired and were forfeited.

A summary of stock-based incentive awards as of March 31, 2014 is as follows (in units, or shares, as applicable):

	Restricted Stock Units	LTIP Units	Stock Options
Outstanding as of January 1, 2014	888,461	1,134,610	1,424,740
Granted during 2014	—	—	—
Distributed/exercised during 2014	(541,369)	(83,000)	—
Forfeited during 2014	(57,928)	—	—

Outstanding as of March 31, 2014	289,164	1,051,610	1,424,740

Vested as of March 31, 2014	37,452	1,034,943	1,424,740

Total stock compensation expense, which is included in corporate expenses on the accompanying consolidated statements of comprehensive loss, was $1.9 million and $0.9 million for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014 and December 31, 2013, there were approximately $1.0 million and $3.4 million, respectively, of total unrecognized compensation costs related to unvested share awards, excluding outstanding OPP LTIP Units, as discussed below. As of March 31, 2014, the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 1 year.

Outperformance Award Program

In March 2011, the Compensation Committee of the Board of Directors of the Company implemented an Outperformance Award Program, which was a long-term incentive plan intended to provide the Company’s senior management with the ability to earn cash or equity awards based on the Company’s level of return to stockholders over a three-year period, the Company issued a new series of outperformance long-term incentive units (the “OPP LTIP Units”).

Pursuant to the Outperformance Award Program, each of the senior managers then employed by the Company, Messrs. David Hamamoto, Michael Gross, Daniel Flannery and Yoav Gery, had the right to receive, an award (an “Award”), in each case reflecting the participant’s right to receive a participating percentage (the “Participating Percentage”) in an outperformance pool if the Company’s total return to stockholders (including stock price appreciation plus dividends) increased by more than 30% (representing a compounded annual growth rate of approximately 9% per annum) over a three-year period from March 20, 2011 to March 20, 2014 (or a prorated hurdle rate over a shorter period in the case of certain changes of control), of a new series of outperformance long-term incentive units as described below, subject to vesting and the achievement of certain performance targets. Mr. Hamamoto, the Company’s former Executive Chairman of the Board of Directors, tendered his resignation from the Board of Directors and from his position as Executive Chairman, effective November 20, 2012. As such, all Awards issued to him were forfeited.

The total return to stockholders was calculated based on the average closing price of the Company’s common shares on the 30 trading days ending on the Final Valuation Date (as defined below). The baseline value of the Company’s common shares for purposes of determining the total return to stockholders was $8.87, the closing price of the Company’s common shares on March 18, 2011. As a result of the change in the Company’s Board of Directors on June 14, 2013, the outstanding OPP LTIP Units became fully vested at that time. There was no impact to the performance criteria discussed below.

The aggregate dollar amount available to all vested participants would have been equal to 10% of the amount by which the Company’s March 20, 2014 valuation exceeds 130%, or $11.53, of the Company’s March 20, 2011 valuation (the “Total Outperformance Pool”) and the dollar amount payable to each participant (the “Participation Amount”) would have been equal to such participant’s Participating Percentage in the Total Outperformance Pool. The Company determined, as of March 20, 2014, that the Total Outperformance Pool had no value, as the valuation on that day did not exceed $11.53, therefore all existing Awards of OPP LTIP Units were forfeited.

As the Company had the ability to settle the vested OPP LTIP Units with cash, these Awards were not considered to be indexed to the Company’s stock price and were accounted for as liabilities at fair value prior to their forfeiture on March 20, 2014.

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

The Company has the option to accrue any and all dividend payments. The cumulative unpaid dividends have a dividend rate equal to the dividend rate on the Series A preferred securities. As of March 31, 2014, the Company had undeclared and unpaid dividends of approximately $35.4 million.

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

The initial carrying value of the Series A preferred securities was recorded at its net present value less costs to issue on the date of issuance. The carrying value will be periodically adjusted for accretion of the discount. As of March 31, 2014, the value of the preferred securities was $63.2 million, which includes cumulative accretion of $15.1 million.

The Company calculated the estimated fair value of the Yucaipa Warrants using the Black-Scholes valuation model, as discussed in note 2.

For so long as the Yucaipa Investors collectively own or have the right to purchase through exercise of the Yucaipa Warrants (assuming a cash rather than a cashless exercise) 875,000 shares of the Company’s common stock, the Company has agreed to use its reasonable best efforts to cause its Board of Directors to nominate and recommend to the Company’s stockholders the election of a person nominated by the Yucaipa Investors as a director of the Company and to use its reasonable best efforts to ensure that the Yucaipa Investors’ nominee is elected to the Company’s Board of Directors at each such meeting. If that nominee is not elected as a director at a meeting of stockholders, the Yucaipa Investors have certain Board of Director observer rights. Further, if the Company does not, within 30 days from the date of such meeting, create an additional seat on the Board of Directors and make available such seat to the nominee, the dividend rate on the Series A preferred securities increases by 4% during any time that a Yucaipa Investors’ nominee is not a member of the Company’s Board of Directors. At the 2013 Annual Meeting, Ron Burkle, the Yucaipa Investors’ nominee was not re-elected to the Board of Directors, and as of July 14, 2013, had not been offered a seat on the Company’s Board of Directors. Accordingly, the dividend rate on the Series A preferred securities increased by 4% to 12% as of July 14, 2013. The Yucaipa Investors contend that the 4% dividend rate increase was effective June 14, 2013. In April 2014, the Company nominated, and recommends its stockholders elect at its annual shareholder meeting to be held on May 14, 2014, a person nominated by the Yucaipa Investors as a director of the Company.

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

10. Related Party Transactions

The Company earned management fees, chain services fees and fees for certain technical services and has receivables from hotels it owns through investments in unconsolidated joint ventures. These fees totaled approximately $1.2 million and $2.1 million for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014 and December 31, 2013, the Company had receivables from these affiliates of approximately $3.5 million and $3.7 million, respectively, which are included in related party receivables on the accompanying consolidated balance sheets.

On February 9, 2014, the Company entered into a Consulting Agreement with Jonathan A. Langer, a member of the Company’s Board. Under the terms of the Consulting Agreement, Mr. Langer provides services to the Company in connection with various strategic and financial opportunities through December 31, 2014. Pursuant to the Consulting Agreement, in consideration of Mr. Langer’s efforts in connection with the Hudson/Delano 2014 Mortgage Loan, including negotiating with the lenders and overseeing the transaction on the Company’s behalf, Mr. Langer is entitled to a payment of $495,000 (or 0.11% of the aggregate proceeds from the Hudson/Delano 2014 Mortgage Loan), payable in cash or stock, at the Company’s election. Under the terms of the Consulting Agreement, Mr. Langer may also be compensated for the successful negotiation of a revised hotel management or new franchise agreement with one of the Company’s existing hotels in an amount equal to 2.0% of the projected management, incentive and franchise fees to be earned by the Company during the duration of the management or franchise agreement, plus certain other potential fees not to exceed $250,000. Under the Consulting Agreement, the Company and Mr. Langer may agree in the future to expand the scope of services Mr. Langer is providing to the Company. In February 2014, Mr. Langer earned a fee of $495,000, payable in cash or stock, which has been accrued for in the Company’s March 31, 2014 consolidated financial statements.

As of March 31, 2014 and December 31, 2013, the TLG Promissory Notes due to Messrs. Sasson and Masi had aggregate fair values of approximately $18.9 million and $18.8 million, respectively, as discussed in note 6, which are included in debt and capital lease obligations on the accompanying consolidated balance sheets. During the three months ended March 31, 2014 and 2013, the Company recorded $0.4 million and $0.3 million, respectively, of interest expense related to the TLG Promissory Notes.

11. Other Expenses

Restructuring and disposal costs

These expenses primarily relate to costs incurred related to the Company’s corporate restructuring initiatives, such as professional fees, litigation and settlement costs, executive terminations and severance costs related to such restructuring initiatives, including the Termination Plan, and losses on asset disposals as part of major renovation projects. Restructuring and disposal costs consist of the following (in thousands):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Restructuring (income) costs	$(139)	$507
Severance and related costs	7,318	389
Loss on asset disposal and other costs	64	—

	$7,243	$896

As a result of the Termination Plan, which constituted a plan of termination under ASC 420, Exit or Disposal Cost Obligations, the Company recorded a charge of approximately $7.1 million in the first quarter of 2014 related to the cost of one-time termination benefits which have been or are expected to be paid in cash, which were recorded as ‘Severance and Related Costs’ in the above table. The Company also recorded a charge of approximately $1.8 million of non-cash stock compensation expense relating to the severance of former executives, which is included in Corporate Expense on the Company’s consolidated statement of comprehensive loss.

The Company also recorded a $0.3 million gain on the effective transfer of its lease in the food and beverage operations at St Martins Lane to the owner effective January 1, 2014, as discussed in note 1. This amount is recorded in the above table as ‘Restructuring (Income) Costs’.

On May 1, 2014, the Company implemented a restructuring plan at its owned, joint venture and managed hotels. As a result, the Company anticipates achieving annualized savings of approximately $9.0 million at its owned, joint venture and managed hotels, of which approximately $4.5 million relates to the Company’s owned hotels, all of which are based on 2013 incurred costs and targeted compensation levels. In the second quarter of 2014, the hotel properties are expected to accrue a combined total of approximately $0.6 million in severance and related payments, of which $0.3 million relates to the Company’s owned hotels.

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

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Transaction costs	$246	$—
Internal development payroll and other	89	426
Pre-opening expenses	363	394

	$698	$820

12. Deferred Gain on Asset Sales

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

In accordance with ASC 360-20, Property, Plant and Equipment, Real Estate Sales, the Company evaluated its accounting for the gain on sales of these assets, noting that the Company continues to have significant continuing involvement in the hotels as a result of long-term management agreements and shares in risks and rewards of ownership. Accordingly, the Company recorded deferred gains of approximately $152.4 million related to the sales of Royalton, Morgans, Mondrian Los Angeles, and the Company’s equity interests in Morgans Europe, which are deferred and recognized as a gain on asset sales over the initial term of the related management agreements. Gain on asset sales for the three months ended March 31, 2014 and 2013 were $2.0 million and $2.0 million, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those set forth under “Forward Looking Statements” in this report, “Risk Factors” in Item IA, and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Overview

We are a fully integrated lifestyle hospitality company that operates, owns, acquires, develops and redevelops boutique hotels, primarily in gateway cities and select resort markets in the United States, Europe and other international locations, and nightclubs, restaurants, pool lounges, bars and other food and beverage venues in many of the hotels we operate, as well as in hotels and casinos operated by MGM in Las Vegas.

The historical financial data presented herein is the historical financial data for:

•	our three owned hotels, consisting, as of March 31, 2014, of Hudson in New York, Delano South Beach in Miami Beach, and Clift in San Francisco (which we lease under a long-term lease that is treated as a financing) (collectively, our “Owned Hotels”), comprising approximately 1,400 rooms;

•	our owned food and beverage operations, consisting, as of March 31, 2014, of the food and beverage operations located at our Owned Hotels, certain food and beverage operations located at Sanderson, in London, and food and beverage venues at Mandalay Bay in Las Vegas (collectively, our “Owned F&B Operations”);

•	our two joint venture hotels, consisting, as of March 31, 2014, of Mondrian South Beach in Miami Beach and Mondrian SoHo in New York, (together, our “Joint Venture Hotels”) comprising approximately 500 rooms and our investment in the food and beverage venture at Mondrian South Beach in Miami Beach (the “F&B Venture”);

•	our six managed hotels, consisting, as of March 31, 2014, of Royalton and Morgans in New York, Shore Club in Miami Beach, Mondrian in Los Angeles, Sanderson and St Martins Lane in London (collectively, our “Managed Hotels”), comprising approximately 1,200 rooms;

•	our 90% controlling interest in TLG Acquisition, which owns and operates certain locations of our nightclub and food and beverage management business. TLG develops, redevelops and operates numerous venues primarily in Las Vegas pursuant to management agreements with MGM, including nightclubs, restaurants, pool lounges and bars;

•	our investments in certain hotels under development and other proposed properties.

Our corporate strategy is to achieve growth as a boutique hotel management and brand company by leveraging our management experience and one-of-a-kind luxury brands for expansion into both domestic and international markets. We intend to achieve growth primarily through the pursuit of new long-term management agreements and, in select situations where we believe third-party managers have the experience and resources to satisfy our high branding standards, franchise or licensing agreements. For example, as discussed below under “Key Events,” in January 2014, we signed a 15-year franchise agreement for a Morgans Original branded hotel in Istanbul, Turkey. The hotel is expected to have 78 rooms and open in late 2014.

Additionally, we also intend to enhance the value of our existing hotels and management agreements through targeted renovation and expansion projects. We believe that by pursuing this targeted strategy, while remaining open and flexible to unique opportunities, we will strengthen our position as a leader in lifestyle hospitality management.

Management, Franchise, and License Agreements. Although our hotel management agreements and franchise or license agreements are generally long-term, they may be subject to early termination in specified circumstances, or we may agree to early termination as circumstances require. Certain of our hotel management agreements and franchise or license agreements contain performance tests that stipulate certain minimum levels of operating performance. We may disagree with hotel owners on how the performance criteria are calculated and whether they have been met. In addition, some courts have applied principles of agency law and related fiduciary standards to managers of third-party hotel properties (or have interpreted hotel management agreements as “personal services contracts”). This means, among other things, that property owners may assert the right to terminate management agreements even where the agreements provide otherwise, and some courts have upheld such assertions regarding management agreements and may do so in the future.

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

TLG’s management agreements may be subject to early termination in specified circumstances. For example, the management agreements generally contain, among other covenants, a performance test that stipulates a minimum level of operating performance, and restrictions or requirements related to suitability, capacity, financial stability and compliance with laws and material terms. In 2013, TLG failed performance tests at certain venues, and as a result, TLG agreed with MGM to a change in the calculation of base and incentive management fees for all of TLG’s management agreements with MGM effective January 1, 2014, and agreed to a termination effective April 1, 2014 of TLG’s management agreement for Brand Steakhouse. Many of the management agreements also require that Andy Masi, whose employment contract expires December 31, 2014, remain employed by or under contract to TLG. We can provide no assurance that we will satisfy these conditions.

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

Due to our joint venture partner’s failure to achieve certain agreed milestones in the development of the Mondrian Istanbul hotel, in early 2014, we exercised the put option under the joint venture agreement that requires our joint venture partner to buy back our equity interests in the Mondrian Istanbul joint venture. Our rights under that joint venture agreement are secured by, among other things, a mortgage on the property. In February 2014, we issued a notice of default to our joint venture partner, as they failed to buy back our equity interests by the contractual deadline, and further notified our joint venture partner that we plan to begin foreclosure proceedings as a result of the event of default. We do not currently anticipate that these proceeding will have an impact on our management agreement should the hotel development continue.

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

Our revenues are derived from the operation of hotels, as well as the operation of nightclub, restaurant, pool lounges, and bar venues. Specifically, our revenue consists of:

•	Rooms revenue. Occupancy and ADR are the major drivers of rooms revenue.

•	Food and beverage revenue. Most of our food and beverage revenue is driven by occupancy of our hotels and the popularity of our bars and restaurants with our local customers. In June 2011, we acquired from affiliates of CGM the 50% interests CGM owned in our prior food and beverage joint ventures at certain hotels (the “CGM Transaction”). As a result of the CGM Transaction, we now record 100% of the food and beverage revenue and related expenses at Delano South Beach and certain food and beverage venues at Sanderson. Additionally, we record revenue and related expenses at the three food and beverage venues at Mandalay Bay in Las Vegas for which we acquired the leasehold interest in August 2012. The first of these restaurants opened in late December 2012, the second restaurant opened in February 2013 and the third restaurant opened in July 2013.

•	Other hotel revenue. Other hotel revenue, which consists of ancillary revenue such as telephone, parking, spa, entertainment and other guest services, is principally driven by hotel occupancy.

•	Management fee revenue and other income. We earn hotel management fees under our hotel management agreements. These fees may include management fees as well as reimbursement for allocated chain services. Additionally, we own a 90% controlling investment in TLG, which operates numerous venues primarily in Las Vegas pursuant to management agreements with various MGM affiliates. Each of TLG’s venues is managed by an affiliate of TLG, which receives fees under a management agreement for the venue. Through our ownership of TLG, we recognize management fees in accordance with the applicable management agreement, which generally provide for base management fees as a percentage of gross sales, and incentive management fees as a percentage of net profits, as calculated pursuant to the management agreements.

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

Finally, competition within the hospitality industry, which includes our hotels and our restaurants, nightclubs, pool lounges, bars and other food and beverage venues, can affect revenues. Competitive factors in the hospitality industry include name recognition, quality of service, convenience of location, quality of the property or venue, pricing, and range and quality of nightlife, food and beverage services and amenities offered. In addition, all of our hotels, restaurants, nightclubs pool lounges, and bars are located in areas where there are numerous competitors, many of whom have substantially greater resources than us. New or existing competitors could offer significantly lower rates and pricing or more convenient locations, services or amenities or significantly expand, improve or introduce new service offerings in markets in which our hotels, restaurants, nightclubs, pool lounges, bars, and other food and beverage venues compete, thereby posing a greater competitive threat than at present. If we are unable to compete effectively, we would lose market share, which could adversely affect our revenues.

Operating Costs and Expenses. Our operating costs and expenses consist of the costs to provide hotel and food and beverage services, costs to operate our hotel and food and beverage management companies, and costs associated with the ownership of our assets, including:

•	Rooms expense. Rooms expense includes the payroll and benefits for the front office, housekeeping, concierge and reservations departments and related expenses, such as laundry, rooms supplies, travel agent commissions and reservation expense. Like rooms revenue, occupancy is a major driver of rooms expense, which has a significant correlation with rooms revenue.

•	Food and beverage expense. Similar to food and beverage revenue, occupancy of the hotels in which we operate food and beverage venues, and the popularity of our restaurants, nightclubs, pool lounges, bars and other food and beverage venues, are the major drivers of food and beverage expense, which has a significant correlation with food and beverage revenue.

•	Other departmental expense. Occupancy is the major driver of other departmental expense, which includes telephone and other expenses related to the generation of other hotel revenue.

•	Hotel selling, general and administrative expense. Hotel selling, general and administrative expense consist of administrative and general expenses, such as payroll and related costs, travel expenses and office rent, advertising and promotion expenses, comprising the payroll of the hotel sales teams, the global sales team and advertising, marketing and promotion expenses for our hotel properties, utility expense and repairs and maintenance expenses, comprising the ongoing costs to repair and maintain our hotel properties.

•	Property taxes, insurance and other. Property taxes, insurance and other consist primarily of insurance costs and property taxes.

•	Corporate expenses, including stock compensation. Corporate expenses consist of the cost of our corporate offices, including the corporate office of TLG, net of any cost reimbursements, which consists primarily of payroll and related costs, stock-based compensation expenses, office rent and legal and professional fees and costs associated with being a public company.

•	Depreciation and amortization expense. Hotel properties are depreciated using the straight-line method over estimated useful lives of 39.5 years for buildings and five years for furniture, fixtures and equipment. We also record amortization expense related to our other assets, such as the TLG management contracts we acquired as part of our acquisition of TLG in November 2011 and the three restaurant leases in Las Vegas that we purchased in August 2012.

•	Restructuring and disposal costs include costs incurred related to our corporate restructuring initiatives, such as professional fees, litigation and settlement costs, executive terminations and severance costs related to such restructuring initiatives, and losses on asset disposals as part of major renovation projects.

•	Development costs include development transaction costs, internal development payroll, costs and pre-opening expenses incurred related to new concepts at existing hotel and the development of new hotels, and the write-off of abandoned development projects previously capitalized.

Other Items

•	Interest expense, net. Interest expense, net includes interest on our debt and amortization of financing costs and is presented net of interest income and interest capitalized.

•	Equity in (income) loss of unconsolidated joint ventures. Equity in (income) loss of unconsolidated joint ventures constitutes our share of the net profits and losses of our Joint Venture Hotels, our F&B Venture and our investments in hotels under development in which we have an equity interest. Further, we and our joint venture partners review our Joint Venture Hotels and F&B Venture for other-than-temporary declines in market value. In this analysis of fair value, we use discounted cash flow analysis to estimate the fair value of our investment taking into account expected cash flow from operations, holding period and net proceeds from the dispositions of the property. Any decline that is not expected to be recovered is considered other-than-temporary and an impairment charge is recorded as a reduction in the carrying value of the investment.

•	Gain on asset sales. We recorded deferred gains related to the sales of Royalton, Morgans, Mondrian Los Angeles, and our ownership interests in Sanderson and St Martins Lane, as discussed in note 12 of our consolidated financial statements. As we have significant continuing involvement with these hotels through long-term management agreements, the gains on sales are deferred and recognized over the initial term of the related management agreement.

•	Other non-operating expenses include costs associated with discontinued operations and previously owned hotels, both consolidated and unconsolidated, transaction costs related to business acquisitions, changes in the fair value of debt and equity instruments, miscellaneous litigation and settlement costs and other expenses that relate to our financing and investing activities.

•	Income tax expense (benefit). All of our foreign subsidiaries are subject to local jurisdiction corporate income taxes. Income tax expense is reported at the applicable rate for the periods presented. We are subject to Federal and state income taxes. Income taxes for the three months ended March 31, 2014 and 2013 were computed using our calculated effective tax rate. We also recorded net deferred taxes related to cumulative differences in the basis recorded for certain assets and liabilities. We established a reserve on the deferred tax assets based on the ability to utilize net operating loss carryforwards.

•	Noncontrolling interest income (loss). Noncontrolling interest is the income (loss) attributable to the holders of membership units in Morgans Group, our operating company, owned by Residual Hotel Interest LLC, our former parent, as discussed in note 1 of our consolidated financial statements and the 10% ownership interest in TLG that is held by certain prior owners of TLG.

•	Preferred stock dividends and accretion. Dividends attributable to our outstanding preferred stock and the accretion of the fair value discount on the issuance of the preferred stock are reflected as adjustments to our net loss to arrive at net loss attributable to common stockholders, as discussed in note 9 of our consolidated financial statements.

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

Recent Trends and Developments

Recent Trends. Lodging demand and revenues are primarily driven by growth in gross domestic product, business investment and employment growth. Beginning in 2010, the U.S. and global economies began improving from the recent recessionary period, and that improvement has continued into 2014 as businesses and consumers regained confidence. However, the economic recovery continues to be modest, as uncertainty remains as to its sustainability and the effects of continued weakness in certain areas of global economies.

The pace of new lodging supply has increased over the past several years as many projects initiated before the economic downturn came to fruition and new projects were commenced as the economy recovered. For example, we witnessed new competitive luxury and boutique properties opening between 2008 and into 2014 in some of our markets, particularly in New York, Miami, and London which have impacted our performance in these markets and may continue to do so.

RevPAR at System-Wide Comparable Hotels, all of which are located in the United States, increased by 2.5% in the first quarter of 2014 from the comparable period in 2013 driven by a 1.7% increase in occupancy and 0.7% increase in ADR.

RevPAR from System-Wide Comparable Hotels in New York decreased 1.1% in the first quarter of 2014 over the same period in 2013, with a decrease in ADR of 2.0%. These declines were impacted by weaker than normal demand during a typically slow first quarter due to the severe winter in New York and the shift of Easter to the second quarter in 2014 versus the first quarter in 2013. RevPAR and room revenues at Hudson were flat in the first quarter of 2014 as compared to the same period in 2013.

RevPAR from System-Wide Comparable Hotels in Miami increased 2.2% in the first quarter of 2014 as compared to the same period in 2013. This increase was led by Delano South Beach, which experienced a RevPAR increase of 4.4% as a result of a 10.0% increase in occupancy, despite Miami’s results also being adversely affected by the timing of Easter, which is typically a high demand period.

Our System-Wide Comparable Hotels on the West Coast generated 10.7% RevPAR growth in the first quarter of 2014 as compared to the same period in 2013, led by Clift, where RevPAR increased by 11.1%.

Our managed hotels in London, Sanderson and St Martins Lane are non-comparable due to a major room renovation that began in the first quarter of 2014 resulting in a decrease in RevPAR of approximately 23.0% in average dollars due to rooms being out of service in the first quarter of 2014.

Key Events.

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

Hudson and Delano South Beach Loan Refinancing. On February 6, 2014, certain of our subsidiaries entered into a new mortgage financing with Citigroup Global Markets Realty Corp. and Bank of America, N.A., as lenders, consisting of nonrecourse mortgage and mezzanine loans in the aggregate principal amount of $450 million, secured by mortgages encumbering Delano South Beach and Hudson and pledges of equity interests in certain of our subsidiaries (collectively, the “Hudson/Delano 2014 Mortgage Loan”), as discussed further in “—Debt.”

Yucaipa Settlement. On February 28, 2014, we entered into a binding Memorandum of Understanding (“MOU”) which, among other things, contemplates the settlement of all pending litigations with affiliates of The Yucaipa Companies LLC (“Yucaipa”). See Part II, “Item I. Legal Proceedings” for an update of such pending litigation and explanation of the MOU.

Repurchase of $88.0 Million of Convertible Notes. On February 28, 2014, in connection with the MOU, we repurchased from two Yucaipa affiliates $88.0 million principal amount of outstanding 2.375% Senior Subordinated Convertible Notes (“Convertible Notes”) at par value plus accrued interest thereon (the “Yucaipa Note Repurchase”). These Convertible Notes were retired following the repurchase and, as a result, the outstanding balance of our Convertible Notes as of March 31, 2014 is $84.5 million.

Termination Plan. On March 10, 2014, we implemented a plan of termination (the “Termination Plan”) that resulted in a workforce reduction of our corporate office employees. The Termination Plan was part of our previously announced corporate strategy to, among other things, reduce corporate overhead and costs allocated to property owners. The Termination Plan will streamline our general corporate functions and we anticipate achieving annualized savings of approximately $8.0 million of corporate expenses and approximately $1.6 million of expenses allocated to our Owned Hotels, Joint Venture Hotels and Managed Hotels, based on 2013 incurred costs and targeted compensation levels.

We have entered into or intend to enter into severance arrangements with the terminated employees, including certain named executive officers, subject to their execution of separation and general release agreements. As a result of the Termination Plan, we recorded a charge of approximately $7.1 million in the first quarter of 2014 related to the cost of one-time termination benefits which have been or are expected to be paid in cash and was recorded through Restructuring and Disposal expense on our consolidated income statement. We also recorded a charge of approximately $1.8 million for accelerated non-cash stock compensation expense relating to the severance of former executives.

Recent Events.

Property Level Restructuring. On May 1, 2014, we implemented a restructuring plan at our Owned, Joint Venture and Managed Hotels. As a result, we anticipate achieving annualized savings of approximately $9.0 million at our Owned, Joint Venture and Managed Hotels, of which approximately $4.5 million relates to the Company’s Owned Hotels, all of which are based on 2013 incurred costs and targeted compensation levels. In the second quarter of 2014, the hotel properties are expected to accrue a combined total of approximately $0.6 million in severance and related payments, of which $0.3 million relates to our Owned Hotels.

Newly Named Executive Officer Employment Contract. On May 5, 2014, we entered into a new employment agreement with Joshua Fluhr in connection with his promotion to Executive Vice President and Chief Operating Officer. Pursuant to his employment agreement, Mr. Fluhr will receive a base salary of $400,000 per year and be eligible to receive an annual cash bonus with a target of 50% of his annual base salary. Mr. Fluhr will also have the opportunity to receive up to an additional annual bonus of up to 100% of his base salary based on performance, all of which would be payable in restricted stock units. If the Company terminates Mr. Fluhr’s employment without cause, as defined in the employment agreement, the Company will accelerate the vesting of all unvested equity previously granted to Mr. Fluhr and Mr. Fluhr will receive salary continuation for six months following his termination. Upon entering into his employment agreement, Mr. Fluhr was also granted restricted stock units with a value of $600,000, which will vest ratably on the first, second and third anniversary of the grant date.

Comparison of Quarter Ended March 31, 2014 to Quarter Ended March 31, 2013

The following table presents our operating results for the three months ended March 31, 2014 and 2013, including the amount and percentage change in these results between the two periods. The consolidated operating results for the three months ended March 31, 2014 are comparable to the consolidated operating results for the three months ended March 31, 2013, with the exception of the transfer of our ownership interest in the food and beverage venues at St Martins Lane in London deemed to be effective January 1, 2014, the transfer of our ownership interest in Ames in April 2013, the termination of our management agreement at Ames in July 2013, the termination of our management agreement at Hotel Las Palapas in March 2013, and the termination of our management agreement for Delano Marrakech effective November 12, 2013. The consolidated operating results are as follows:

	Three Months Ended
	March 31, 2014	March 31, 2013	Changes ($)	Changes (%)
	(Dollars in thousands)
Revenues:
Rooms	$26,994	$25,899	$1,095	4.2%
Food and beverage	21,921	19,221	2,700	14.0
Other hotel	1,318	1,116	202	18.1

Total hotel revenues	50,233	46,236	3,997	8.6
Management fee-related parties and other income	5,391	6,415	(1,024)	(16.0)

Total revenues	55,624	52,651	2,973	5.6

Operating Costs and Expenses:
Rooms	9,012	9,004	8	0.1
Food and beverage	15,540	13,987	1,553	11.1
Other departmental	772	822	(50)	(6.1)
Hotel selling, general and administrative	11,237	10,441	796	7.6
Property taxes, insurance and other	3,930	4,282	(352)	(8.2)

Total hotel operating expenses	40,491	38,536	1,955	5.1
Corporate expenses, including stock compensation	7,882	7,350	532	7.2
Depreciation and amortization	8,402	6,641	1,761	26.5
Restructuring and disposal costs	7,243	896	6,347	708.4
Development costs	698	820	(122)	(14.9)

Total operating costs and expenses	64,716	54,243	10,473	19.3

Operating loss	(9,092)	(1,592)	(7,500)	471.1
Interest expense, net	15,998	11,289	4,709	41.7
Equity in (income) loss of unconsolidated joint venture	(2)	159	(161)	(101.3)
Gain on asset sales	(2,005)	(2,005)	—	—
Other non-operating expenses	696	298	398	133.6

Loss before income tax expense	(23,779)	(11,333)	(12,446)	109.8
Income tax expense	163	200	(37)	(18.5)

Net loss	(23,942)	(11,533)	(12,409)	107.6
Net (income) loss attributable to non controlling interest	(193)	116	(309)	(266.4)

Net loss attributable to Morgans Hotel Group Co.	(24,135)	(11,417)	(12,718)	111.4

Preferred stock dividends and accretion	(4,367)	(2,913)	(1,454)	49.9

Net loss attributable to common stockholders	$(28,502)	$(14,330)	$(14,172)	98.9%

Total Hotel Revenues. Total hotel revenues increased 8.6% to $50.2 million for the three months ended March 31, 2014 compared to $46.2 million for the three months ended March 31, 2013. This increase was primarily due to increased occupancy at our Owned Hotels. The components of RevPAR from our Owned Hotels for the three months ended March 31, 2014 and 2013 are summarized as follows (in actual dollars):

	Three Months Ended
	March 31, 2014	March 31, 2013	Change ($)	Change (%)
Occupancy	82.4%	78.5%	—	5.0%
ADR	$254	$256	$(2)	(0.8)%
RevPAR	$209	$201	$8	4.1%

Rooms revenue increased 4.2% to $27.0 million for the three months ended March 31, 2014 compared to $25.9 million for the three months ended March 31, 2013. This increase was primarily due to increases in occupancy at Delano South Beach and increases in occupancy and ADR at Clift in San Francisco during the three months ended March 31, 2014 as compared to the same period in 2013.

Food and beverage revenue increased 14.0% to $21.9 million for the three months ended March 31, 2014 compared to $19.2 million for the three months ended March 31, 2013. This increase was primarily due to an increase of approximately $3.9 million from our three leased food and beverage venues at Mandalay Bay in Las Vegas, the first of which opened in late December 2012, the second restaurant opened in February 2013 and the third restaurant opened in July 2013. The increase was also due to increases in revenues of approximately $1.2 million at Hudson due to Hudson Common, the new restaurant at Hudson which opened in February 2013, and Henry, the new bar at Hudson which opened during the third quarter of 2013. Slightly offsetting these increases was a decrease of $2.4 million related to the effective transfer of the food and beverage venues at St Martins Lane in London to the hotel owner effective January 1, 2014.

Other hotel revenue increased 18.1% to $1.3 million for the three months ended March 31, 2014 compared to $1.1 million for the three months ended March 31, 2013. This increase was primarily due to increased telephone and parking revenues and movie rental at Hudson during the three months ended March 31, 2014 as compared to the same period in 2013 due to increased occupancy.

Management Fee—Related Parties and Other Income. Management fee—related parties and other income decreased by 16.0% to $5.4 million for the three months ended March 31, 2014 compared to $6.4 million for the three months ended March 31, 2013. Approximately $0.5 million of this decrease was due to a termination fee related to Hotel Las Palapas that we received during the first quarter of 2013. Excluding one-time items, management fees decreased 9.7% primarily as a result of an 11.4% decrease in management fees from managed hotels, primarily due to the loss of the Ames management contract and major renovations at Sanderson and St Martins Lane which began during the first quarter of 2014. We also experienced a decrease of 6.9% in fees from TLG primarily due to revisions in the management fee structure with MGM effective January 1, 2014.

The components of RevPAR from such comparable managed hotels, which includes Morgans, Royalton, Shore Club, and Mondrian Los Angeles, for the three months ended March 31, 2014 and 2013 are summarized as follows (in actual dollars):

	Three Months Ended
	March 31, 2014	March 31, 2013	Change ($)	Change (%)
Occupancy	82.1%	81.9%	—	0.2%
ADR	$315	$310	$5	1.6%
RevPAR	$259	$254	$5	1.9%

Operating Costs and Expenses

Rooms expense was relatively flat with an increase of 0.1% to $9.0 million for the three months ended March 31, 2014 compared to $9.0 million for the three months ended March 31, 2013. This increase is less than the increase in rooms revenue, discussed above, due to cost-control measures taken during the first quarter of 2014.

Food and beverage expense increased 11.1% to $15.5 million for the three months ended March 31, 2014 compared to $14.0 million for the three months ended March 31, 2013. This is consistent with the increase in food and beverage revenue, discussed above, and is primarily due to the expenses associated with the three leased food and beverage venues at Mandalay Bay in Las Vegas. Slightly offsetting these increases was a decrease in food and beverage expenses related to the effective transfer of the food and beverage venues at St Martins Lane in London to the hotel owner January 1, 2014.

Other departmental expense decreased 6.1% to $0.8 million for the three months ended March 31, 2014 compared to $0.8 million for the three months ended March 31, 2013. This slight decrease was primarily the result of decreased expenses related to the operation of the spa at Delano South Beach. Effective January 1, 2014, the spa at Delano South Beach was leased to a third party operator.

Hotel selling, general and administrative expense increased 7.6% to $11.2 million for the three months ended March 31, 2014 compared to $10.4 million for the three months ended March 31, 2013. This increase was primarily due to increased occupancy at Hudson and higher heat, light and power and other related costs, as a result of an extremely cold first quarter of 2014 in New York City as compared to the same period in 2013.

Property taxes, insurance and other expense decreased 8.2% to $3.9 million for the three months ended March 31, 2014 compared to $4.3 million for the three months ended March 31, 2013. This is primarily due to a decrease in related expenses due to the transfer of the food and beverage venues at St Martins Lane in London to the hotel owner effective January 1, 2014.

Corporate expenses, including stock compensation increased 7.2% to $7.9 million for the three months ended March 31, 2014 compared to $7.4 million for the three months ended March 31, 2013. This increase was primarily due to increased stock compensation expense recognized during the first quarter of 2014 in connection with the Termination Plan, slightly offset by our ongoing efforts to reduce general overhead costs and reduced Board of Directors fees.

Depreciation and amortization increased 26.5% to $8.4 million for the three months ended March 31, 2014 compared to $6.6 million for the three months ended March 31, 2013. This increase was primarily due to the increased depreciation related to the conversion of SRO units into new guestrooms at Hudson in late 2012 and early 2013.

Restructuring and disposal costs increased by $6.3 million to $7.2 million for the three months ended March 31, 2014 compared to $0.9 million for the three months ended March 31, 2013. This increase was primarily due to severance and related costs incurred during the first quarter of 2014 relating to the Termination Plan.

Development costs decreased 14.9% to $0.7 million for the three months ended March 31, 2014 compared to $0.8 million for the three months ended March 31, 2013. This decrease was primarily due to reduced internal development payroll related costs as a result of the Termination Plan.

Interest expense, net increased 41.7% to $16.0 million for the three months ended March 31, 2014 compared to $11.3 million for the three months ended March 31, 2013. This increase was primarily due to a $2.2 million exit fee related to the repayment of the Hudson 2012 Mortgage Loan in February 2014, defined below, and the Hudson/Delano 2014 Mortgage Loan, which closed in February 2014, and resulted in a larger debt balance outstanding during the first quarter of 2014 as compared the first quarter of 2013.

Equity in (income) loss of unconsolidated joint ventures resulted in an immaterial gain for the three months ended March 31, 2014 compared to a loss of $0.2 million for the three months ended March 31, 2013. We no longer record our share of equity in earnings or losses on a majority of our unconsolidated joint ventures, as we have written our investment balances down to zero due to impairments recorded in prior periods.

The components of RevPAR from our comparable Joint Venture Hotels for the three months ended March 31, 2014 and 2013, which includes Mondrian South Beach and Mondrian SoHo and excludes Ames, in which we no longer owned any equity interests effective April 26, 2013, and Shore Club, in which we have only an immaterial contingent profit participation equity interest as of March 31, 2014, are summarized as follows:

	Three Months Ended
	March 31, 2014	March 31, 2013	Change ($)	Change (%)
Occupancy	84.9%	89.4%	—	(5.0)%
ADR	$307	$294	$13	4.4%
RevPAR	$260	$263	$(3)	(0.9)%

Other non-operating expenses increased 133.6% to $0.7 million for the three months ended March 31, 2014 as compared to $0.3 million for the three months ended March 31, 2013. This increase was primarily due to potential settlement and litigation related costs.

Income tax expense was relatively flat for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Liquidity and Capital Resources

As of March 31, 2014, we had approximately $129.1 million in cash and cash equivalents.

In February 2014, we completed the Hudson/Delano 2014 Mortgage Loan financing, discussed further under “—Debt.” The net proceeds from the Hudson/Delano 2014 Mortgage Loan were applied to (1) repay $180 million of outstanding mortgage debt under the prior mortgage loan secured by Hudson (the “Hudson 2012 Mortgage Loan”), (2) repay $37 million of indebtedness under our $100.0 million senior secured revolving credit facility secured by Delano South Beach (the “Delano Credit Facility”), (3) provide cash collateral for reimbursement obligations with respect to a $10.0 million letter of credit under the Delano Credit Facility, and (4) fund reserves required under the Hudson/Delano 2014 Mortgage Loan, with the remainder available for general corporate purposes and working capital, which may include the repayment of other indebtedness, including the Convertible Notes and TLG Promissory Notes, subject to certain minimum unencumbered asset requirements.

On February 28, 2014, in connection with the Yucaipa Note Repurchase, we repurchased $88.0 million of outstanding Convertible Notes for an amount equal to their principal balance plus accrued interest. We used cash on hand, including proceeds of the Hudson/Delano 2014 Mortgage Loan for this repurchase.

We believe we have sufficient cash to meet our scheduled short-term debt maturities consisting of the remaining $84.5 million of obligations due on our outstanding Convertible Notes, scheduled development commitments, operating expenses and other expenditures directly associated with our properties, as well as our obligations under the TLG Promissory Notes which we may elect to prepay on or prior to November 30, 2014 due to their interest rate increase on that date, all discussed further below. However, we can provide no assurance that pending litigations will not result in negative outcomes or that other unexpected contingencies will not occur. Negative litigation outcomes and unexpected contingencies can necessitate the need for additional short-term liquidity.

We intend to utilize our liquidity, along with our operating cashflow, to satisfy our short-term and long-term liquidity requirements, as described in more detail below, and for general corporate purposes.

Although the credit and equity markets remain challenging globally, we believe that these sources of capital will become available to us in the future to fund additional short-term and long-term liquidity requirements. However, there can be no assurances that we will be able to access any of these sources on terms acceptable to us or at all. For example, our ability to obtain additional debt is dependent upon a number of factors, including our degree of leverage, borrowing restrictions imposed by existing lenders and general market conditions. We will continue to explore various options from time to time as necessary for our liquidity requirements or advantageous in pursuing our business strategy.

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

Our remaining outstanding Convertible Notes, as described under “—Debt,” with a face value of $84.5 million, mature on October 15, 2014 unless repurchased by us or converted in accordance with their terms prior to such date. We intend to utilize proceeds from the Hudson/Delano 2014 Mortgage Loan to retire the Convertible Notes.

Additionally, the TLG Promissory Notes, which are obligations related to our acquisition of TLG, mature in November 2015, although we may consider retiring the TLG Promissory Notes prior to the November 2015 maturity due to the increase in the interest rate from 8% to 18% in November 2014. At March 31, 2014, the balance of the TLG Promissory Notes was $18.9 million, which includes the original principal balance plus deferred interest of $0.9 million.

Also as part of our acquisition of TLG, each of Messrs. Sasson and Masi received the right to require Morgans Group to purchase his 5% equity interest in TLG at any time after November 30, 2014 at a purchase price equal to his percentage equity ownership interest multiplied by the product of seven times the Non-Morgans EBITDA for the preceding 12 months, subject to certain adjustments (the “Sasson-Masi Put Options”). The estimated aggregate purchase price for the Sasson-Masi Put Options, which become exercisable in December 2014, is approximately $5.8 million based on the contractual formula applied as of March 31, 2014.

At Hudson, we are currently converting six additional single room dwelling units (“SROs”) units at into eight new guest rooms. We anticipate these eight new guestrooms will be completed in the third quarter of 2014 and will cost approximately $1.6 million. We intend to convert additional SROs at Hudson into guest rooms in the future.

We are focused on growing our portfolio, primarily with our core brands, in major gateway markets and key resort destinations. In order to obtain long-term management contracts, we have committed to contribute capital in various forms on hotel development projects. These include equity investments, key money and cash flow guarantees to hotel owners. The cash flow guarantees generally have a stated maximum amount of funding and a defined term. The terms of the cash flow guarantees to hotel owners generally require us to fund if the hotels do not attain specified levels of operating profit. See note 7 to our consolidated financial statements included elsewhere in this report for more information. Often, cash flow guarantees to hotel owners may be recoverable as loans repayable to us out of future hotel cash flows and/or proceeds from the sale of hotels. As of March 31, 2014, our short-term key money funding obligations were $26.3 million, which represents £9.4 million (or approximately $15.6 million as of March 31, 2014) in key money for Mondrian London, which is expected to open in the third quarter of 2014, $10.0 million in key money for Mondrian at Baha Mar, secured by a cash collateralized letter of credit, which the Company believes it is not obligated to fund due to the owner’s defaults under the management agreement terms, discussed further in note 7 of our consolidated financial statements, and $0.7 million in key money for a Morgans Original branded hotel in Istanbul, Turkey, which is expected to open in late 2014.

On February 28, 2014, we entered into a binding MOU with affiliates of Yucaipa, among other litigants, which contemplates the partial settlement and dismissal of the Delaware Shareholder Derivative Action and the complete settlement and dismissal of the New York Securities Action, the Proxy Action and the Board Observer Action. The parties to the MOU subsequently incorporated its terms into an executed Settlement Stipulation, dated as of May 5, 2014. See Part II, “Item 1. Legal Proceedings” for further discussion of the Settlement Stipulation. The Settlement Stipulation is subject to approval by the Court of Chancery in the Delaware Shareholder Derivative Action and will not become effective, under its terms, until such approval is given and is no longer subject to further court review. The Settlement Stipulation provides, among other things, for us to pay the Yucaipa Securities Action Plaintiffs in the New York Securities Action an amount equal to $3 million less the aggregate amount of any reasonable and necessary attorneys’ fees and expenses incurred by Mr. Burkle in his defense of the Delaware Shareholder Derivative Action that are paid to him by our insurers prior to the Effective Date and Mr. Burkle will pay to us the amount of all insurance proceeds he recovers from our insurers after the Effective Date for the reasonable and necessary attorneys’ fees and expenses that he incurred in defense of the Delaware Shareholder Derivative Action and assign to us his claims against our insurers for any reasonable and necessary attorneys’ fees and expenses that Mr. Burkle incurred but that our insurers may fail to pay. Additionally, to the extent not paid by our insurers, we will pay the amount of any reasonable and necessary attorneys’ fees and expenses incurred by the Settling Former Directors in defending the Delaware Shareholder Derivative Action, subject to the Settling Former Directors’ assignment to us of any claims they have against our insurers relating to any such unpaid amounts. Moreover, the Settling Former Directors will pay to us a portion of the Securities Action Payment (which cannot presently be quantified because the amount depends on the resolution of pending claims submitted to our insurers) unless our insurers pay such amounts to us or the Settling Former Directors assign to us any claims they have against our insurers relating to any such amounts that our insurers fail to pay. OTK and current director Jason T. Kalisman will apply to the Delaware Court of Chancery for an award of payment from us of the reasonable and necessary fees and expenses incurred by their counsel in connection with the Delaware Shareholder Derivative Action, excluding those fees and expenses encompassed in the court’s October 31, 2013 order in the Delaware Shareholder Derivative Action. Any such award may be subject to recovery by us from our insurers. Former directors Thomas L. Harrison and Michael D. Malone chose not to participate in the MOU or the Settlement Stipulation and the Delaware Shareholder Derivative Action continues against them and we may incur fees and expenses in that continuing litigation which may be subject to recovery from our insurers.

We cannot currently predict the amount of any funds we might be required to pay under the Settlement Stipulation; whether our insurers will pay some or all of the amounts that we would otherwise be obligated to pay under the Settlement Stipulation; whether we would be successful in asserting against our insurers any claims that will or may be assigned to us under the terms of the Settlement Stipulation or that we might assert on our own behalf, or what the amount of any such recovery might be. Furthermore, we cannot predict whether the Delaware Court of Chancery will approve the Settlement Stipulation or whether the court’s decision will be challenged on appeal and, if so challenged, affirmed. Notwithstanding the foregoing, we do not expect that the net amount of all payments we might ultimately be required to make under the terms of the Settlement Stipulation, if approved, and after recovery of all insurance proceeds, will be material to our financial position.

The Termination Plan, which we implemented on March 10, 2014, is part of our previously announced corporate strategy to, among other things, reduce corporate overhead and costs allocated to property owners. The Termination Plan is expected to streamline our general corporate functions and we anticipate achieving annualized savings of approximately $8.0 million of corporate expenses and approximately $1.6 million of expenses allocated to our Owned Hotels, Joint Venture Hotels and Managed Hotels, based on 2013 incurred costs and targeted compensation levels. As a result of the Termination Plan, we recorded a charge of approximately $7.1 million in the first quarter of 2014 related to the cost of the cash portion of one-time termination benefits, of which we paid $2.8 million in March 2014 and anticipate paying the remaining $4.3 million in the second and third quarters of 2014.

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

Our Series A preferred securities have an 8% dividend rate until October 15, 2014, a 10% dividend rate from October 15, 2014 to October 15, 2016, and a 20% dividend rate thereafter, with a 4% increase in the dividend rate during certain periods in which the Yucaipa Investors’ nominee to our Board of Directors has not been elected as a director or subsequently appointed as a director by our Board of Directors. At the 2013 Annual Meeting, Ron Burkle, the Yucaipa Investors’ nominee to the Board of Directors, was not re-elected to the Board of Directors. Accordingly, the dividend rate on the Series A preferred securities increased by 4% to 12% as of July 14, 2013, in accordance with the agreement. The cumulative unpaid dividends also have a dividend rate equal to the then applicable dividend rate on the Series A preferred securities. We have the option to accrue any and all dividend payments, and as of March 31, 2014, have not declared any dividends. As of March 31, 2014, we have undeclared dividends of approximately $35.4 million. We have the option to redeem any or all of the Series A preferred securities at any time. In April 2014, we nominated, and recommend our stockholders elect at the annual shareholder meeting to be held on May 14, 2014, a person nominated by the Yucaipa Investors as a director of the Company.

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

Additionally, as our new managed and franchised hotels are developed, to the extent we have committed to contribute key money, equity or debt, these amounts will generally come due prior to or on the hotel opening. As of March 31, 2014, we did not have any equity or debt financing commitments relating to hotel development projects. As of March 31, 2014, our long-term key money commitments were approximately $7.0 million and our potential funding under cash flow guarantees at operating hotels and hotels under development at the maximum amount under the applicable contracts, but excluding contracts where the maximum cannot be determined, was $21.0 million, which includes an $8.0 million performance-based cash flow guarantee related to Delano Marrakech, which we believe we are not obligated to fund. See note 7 to our consolidated financial statements included elsewhere in this report for more information. In September 2013, we served notice of termination of our management agreement for Delano Marrakech following the failure by the owner of Delano Marrakech to remedy numerous breaches of the agreement. As a result, we have discontinued all affiliation with the hotel, including removal of the Delano name, and terminated management of the property, effective November 12, 2013. Pursuant to the management agreement, in the event of an owner default, we have no further obligations under the performance-based cash flow guarantee. As discussed further in Part II, “Item 1. Legal Proceedings,” we are in litigation with the hotel owner surrounding the termination of the hotel management agreement, performance-based cash flow guarantee and related matters. Both parties are seeking arbitration of the dispute, which is expected to occur in March 2015.

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

As of March 31, 2014, we had approximately $378.0 million of remaining Federal tax net operating loss carryforwards to offset future income, including gains on future asset sales. We believe we have significant value available to us in Delano South Beach and Hudson, and that the tax basis of these assets is significantly less than their fair values. As of March 31, 2014, we estimate that the tax basis of Delano South Beach is approximately $60.0 million and the tax basis in Hudson is approximately $140.0 million.

Other Liquidity Matters

In addition to our expected short-term and long-term liquidity requirements, our liquidity could also be affected by certain other potential liquidity matters, including at our Joint Venture Hotels, as discussed below.

Mondrian South Beach Mortgage and Mezzanine Agreements. As of March 31, 2014, the joint venture’s outstanding nonrecourse mortgage debt was $29.1 million and mezzanine debt was $28.0 million. The joint venture also has an additional $28.0 million of mezzanine debt owed to affiliates of the joint venture partners. The lender’s nonrecourse mortgage loan and mezzanine loan related to Mondrian South Beach matured on August 1, 2009. In April 2010, the Mondrian South Beach ownership joint venture amended the nonrecourse financing and mezzanine loan agreements secured by Mondrian South Beach or related equity interests and extended the maturity date for up to seven years through one-year extension options until April 2017, subject to certain conditions. In March 2014, the joint venture exercised its option to extend the outstanding mortgage and mezzanine debt for another year until April 2015.

Morgans Group and affiliates of our joint venture partner have agreed to provide standard nonrecourse carve-out guaranties and provide certain limited indemnifications for the Mondrian South Beach mortgage and mezzanine loans. In the event of a default, the lenders’ recourse is generally limited to the mortgaged property or related equity interests, subject to standard nonrecourse carve-out guaranties for “bad boy” type acts. Morgans Group and affiliates of our joint venture partner also agreed to guaranty the joint venture’s obligation to reimburse certain expenses incurred by the lenders and indemnify the lenders in the event such lenders incur liability in connection with certain third-party actions. Morgans Group and affiliates of our joint venture partner have also guaranteed the joint venture’s liability for the unpaid principal amount of any seller financing note provided for condominium sales if such financing or related mortgage lien is found unenforceable, provided they shall not have any liability if the seller financed unit becomes subject again to the lien of the lender’s mortgage or title to the seller financed unit is otherwise transferred to the lender or if such seller financing note is repurchased by Morgans Group and/or affiliates of our joint venture partner at the full amount of unpaid principal balance of such seller financing note. In addition, although construction is complete and Mondrian South Beach opened on December 1, 2008, Morgans Group and affiliates of our joint venture partner may have continuing obligations under construction completion guaranties until all outstanding payables due to construction vendors are paid. As of March 31, 2014, there were remaining payables outstanding to vendors of approximately $0.4 million. Pursuant to a letter agreement with the lenders for the Mondrian South Beach loan, the joint venture agreed that these payables, many of which are currently contested or under dispute, will not be paid from operating funds but only from tax abatements and settlements of certain lawsuits. In the event funds from tax abatements and settlements of lawsuits are insufficient to repay these amounts in a timely manner, we and our joint venture partner are required to fund the shortfall amounts.

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

Mondrian SoHo. As of March 31, 2014, the Mondrian SoHo joint venture’s outstanding mortgage debt secured by the hotel was $196.0 million, excluding $28.7 million of deferred interest. The joint venture did not satisfy the extension conditions in 2012 and the loan matured on November 15, 2012. In January 2013, the lender initiated foreclosure proceedings and litigation is ongoing, as discussed further in Part II, “Item 1. Legal Proceedings.”

On February 25, 2013, the owner of Mondrian SoHo, a joint venture in which Morgans Group owns a 20% equity interest, gave notice purporting to terminate the Company’s subsidiary as manager of the hotel. It also filed a lawsuit against the Company seeking termination of the management agreement on the same grounds. This litigation and related litigation is ongoing, as discussed further Part II, “Item 1. Legal Proceedings.”

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

Ames. On April 26, 2013, the joint venture closed on a new loan agreement with the mortgage lenders that provides for a reduction of the mortgage debt and an extension of maturity in return for a cash paydown. We did not contribute to the cash paydown and instead entered into an agreement with our joint venture partner pursuant to which, among other things, (1) we assigned our equity interests in the joint venture to our joint venture partner, (2) we agreed to give our joint venture partner the right to terminate our management agreement upon 60 days prior notice in return for an aggregate payment of $1.8 million, and (3) a creditworthy affiliate of our joint venture partner has assumed all or a portion of our liability with respect to historic tax credit guaranties, with our liability for any tax credit guaranties capped, in any event, at $3.0 million in the aggregate. The potential liability for historic tax credit guaranties relates to approximately $16.9 million of federal and state historic rehabilitation tax credits that Ames qualified for at the time of its development. As of March 31, 2014, there has been no triggering event that would require us to accrue any potential liability related to the historic tax credit guarantee. Effective July 17, 2013, we no longer manage Ames.

Mondrian Istanbul. Additionally, due to our joint venture partner’s failure to achieve certain agreed milestones in the development of the hotel, in early 2014, we exercised our put option under the joint venture agreement that requires our joint venture partner to buy back our equity interests in the Mondrian Istanbul joint venture. Our rights under that joint venture agreement are secured by, among other things, a mortgage on the property. In February 2014, we issued a notice of default to our joint venture partner, as they failed to buy back our equity interests by the contractual deadline, and further notified our joint venture partner that we plan to begin foreclosure proceedings as a result of the event of default. We do not currently anticipate that these proceeding will have an impact on our management agreement should the hotel development continue.

Potential Litigation. We may have potential liability in connection with certain claims by a designer for which we have accrued $13.9 million as of March 31, 2014, as discussed in note 5 of our consolidated financial statements.

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

Comparison of Cash Flows for the Three Months Ended March 31, 2014 to March 31, 2013

Operating Activities. Net cash used in operating activities was $1.1 million for the three months ended March 31, 2014 as compared to net cash used in operating activities of $3.5 million for the three months ended March 31, 2013. This decrease in cash used was primarily due to improved operating results and a reduction in certain expenses due to cost savings measures.

Investing Activities. Net cash used in investing activities amounted to $11.2 million for the three months ended March 31, 2014 as compared to net cash used in investing activities of $1.5 million for the three months ended March 31, 2013. The increase in cash used was primarily related to the funding of an escrow account collateralizing a letter of credit securing an obligation related to a development hotel.

Financing Activities. Net cash provided by financing activities amounted to $131.4 million for the three months ended March 31, 2014 as compared to net cash provided by financing activities of $5.4 million for the three months ended March 31, 2013. This increase in cash provided was primarily due to proceeds received from the Hudson/Delano 2014 Mortgage Loan in February 2014, discussed below in “—Debt.”

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

The Hudson/Delano 2014 Mortgage Loan bears interest at a reserve adjusted blended rate of 30-day LIBOR plus 565 basis points. We maintain interest rate caps for the principal amount of the Hudson/Delano 2014 Mortgage Loan that caps the LIBOR rate on the debt under the Hudson/Delano 2014 Mortgage Loan at approximately 1.75% through the initial maturity date of the loan.

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

The Hudson/Delano 2014 Mortgage Loan contains restrictions on the ability of the borrowers to incur additional debt or liens on their assets and on the transfer of direct or indirect interests in Hudson or Delano South Beach and the owners of Hudson and Delano South Beach and other affirmative and negative covenants and events of default customary for multiple asset commercial mortgage-backed securities loans. The Hudson/Delano 2014 Mortgage Loan is nonrecourse to our subsidiaries that are the borrowers under the loan, except pursuant to certain carveouts detailed therein. In addition, we have provided a customary environmental indemnity and nonrecourse carveout guaranty under which we would have liability with respect to the Hudson/Delano 2014 Mortgage Loan if certain events occur with respect to the borrowers, including voluntary bankruptcy filings, collusive involuntary bankruptcy filings, changes to the Hudson capital lease without prior written consent of the lender, violations of the restrictions on transfers, incurrence of additional debt, or encumbrances of the property of the borrowers. The nonrecourse carveout guaranty requires us to maintain minimum unencumbered assets (as defined in the nonrecourse carveout guaranty) until the Convertible Notes and TLG Promissory Notes are repaid, extended, refinanced or replaced beyond the term of the Hudson/Delano 2014 Mortgage Loan. Further, the nonrecourse carveout guaranty prohibits the payment of dividends on or repurchase of our common stock.

On April 8, 2014, the Hudson/Delano 2014 Mortgage Loan was amended to reallocate the principal amount and interest rate spread of the $300.0 million nonrecourse mortgage notes. This technical amendment had no impact on the outstanding principal amount of the nonrecourse mortgage notes or the blended interest rate of the Hudson/Delano 2014 Mortgage Loan.

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

The Hudson 2012 Mortgage Loan was scheduled to mature on February 9, 2014, with extension options that would have permitted us to extend the maturity date of the Hudson 2012 Mortgage Loan to February 9, 2015, if certain conditions were satisfied at the extension date. There was no prepayment premium to prepay the Hudson 2012 Mortgage Loan after November 9, 2013. In connection with the closing of Hudson/Delano 2014 Mortgage Loan, described more fully above, the Hudson 2012 Mortgage Loan was prepaid and terminated on February 6, 2014.

Delano Credit Facility. On July 28, 2011, we and certain of our subsidiaries, including Beach Hotel Associates LLC, entered into the Delano Credit Facility with Deutsche Bank Securities Inc. as sole lead arranger, Deutsche Bank Trust Company Americas, as agent, and the lenders party thereto.

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

Clift. We lease Clift under a 99-year nonrecourse lease agreement expiring in 2103. The lease is accounted for as a financing with a liability balance of $92.1 million at March 31, 2014.

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

From April 21, 2010 to July 21, 2010, the Yucaipa Investors purchased $88 million of the Convertible Notes from third parties. On February 28, 2014, we entered into a Note Repurchase Agreement with the Yucaipa Investors, pursuant to which we repurchased the $88 million of Convertible Notes owned by them for an amount equal to their principal balance plus accrued interest. We used cash on hand, including proceeds of the Hudson/Delano 2014 Mortgage Loan, for this repurchase. As a result of the repurchase, as of March 31, 2014, the principal amount of the outstanding Convertible Notes has been reduced to $84.5 million.

The indenture governing our Convertible Notes provides that upon the occurrence of a Change of Control, as defined in the indenture, in certain circumstances, the holders of the Convertible Notes have the right to require the Company to purchase their Convertible Notes at a price and during the period specified in the indenture. Prior to the 2013 Annual Meeting, a majority of the Continuing Directors (as defined in the indenture agreement) adopted a resolution approving the nomination of the OTK Associates, LLC (“OTK”) nominees for election to the Board of Directors at the 2013 Annual Meeting for the purpose of assuring that OTK’s nominees constitute Continuing Directors under the indenture agreement. Such action was taken to ensure that the election of OTK’s nominees at the 2013 Annual Meeting did not constitute a Change of Control. In the event we were to undertake, among other things, a transaction that was deemed to constitute a transfer of all or substantially all of our assets within the meaning of the indenture, we may be required to repay the Convertible Notes prior to their maturity or obtain the trustee’s consent in connection with such transfer.

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

The payment of $18.0 million under the TLG Promissory Notes is based on TLG achieving Non-Morgans EBITDA of at least $18 million during the 27-month period starting on January 1, 2012, with ratable reduction of the payment if less than $18 million of Non-Morgans EBITDA is earned. The TLG Promissory Notes mature November 30, 2015 and may be voluntarily prepaid at any time. At either Messrs. Sasson’s or Masi’s options, the TLG Promissory Notes are payable in cash or in our common stock valued at $9.50 per share. Each of the TLG Promissory Notes earns interest at an annual rate of 8%, provided that if the notes are not paid or converted on or before November 30, 2014, the interest rate increases to 18%. The TLG Promissory Notes provide that 75% of the accrued interest is payable quarterly in cash and the remaining 25% accrues and is included in the principal balance which is payable at maturity. Morgans Group has guaranteed payment of the TLG Promissory Notes and interest.

As of the issue date, the fair value of the TLG Promissory Notes was estimated at approximately $15.5 million utilizing a Monte Carlo simulation to estimate the probability of the performance conditions being satisfied. The EBITDA targets were achieved at March 31, 2014 and the fair value of the TLG Promissory Notes of $18.0 million plus accrued interest of $0.9 million is reflected in our March 31, 2014 consolidated balance sheet.

As discussed further in Part II, “Item 1. Legal Proceedings,” on August 5, 2013, Messrs. Sasson and Masi filed a lawsuit in the Supreme Court of the State of New York against TLG Acquisition and Morgans Group alleging, among other things, breach of contract and an event of default under the TLG Promissory Notes as a result of the Company’s failure to repay the TLG Promissory Notes following an alleged “Change of Control” of the Company in connection with the election of directors at the Company’s 2013 Annual Meeting. On September 26, 2013, the Company filed a motion to dismiss the complaint in its entirety. On February 6, 2014, the court granted the Company’s motion to dismiss. Messrs. Sasson and Masi have appealed the decision and a timeline for an appeal process is currently unclear.

Hudson Capital Leases. We lease two condominium units at Hudson which are reflected as capital leases with balances of $6.1 million at March 31, 2014. Currently annual lease payments total approximately $1.0 million and are subject to increases in line with inflation. The leases expire in 2096 and 2098.

Restaurant Lease Note. In August 2012, we entered into a 10-year licensing agreement with MGM, with two 5-year extensions at our option subject to performance thresholds, with MGM to convert THEhotel to Delano Las Vegas, which will be managed by MGM, with two 5-year extensions at our option, subject to performance thresholds. In addition, we acquired the leasehold interests in three food and beverage venues at Mandalay Bay in Las Vegas from an existing tenant for $15.0 million in cash at closing and a principal-only $10.6 million note (the “Restaurant Lease Note”) to be paid over seven years.

The Restaurant Lease Note does not bear interest except in the event of default, as defined in the agreement. In accordance with ASC 470, Debt, we imputed interest on the Restaurant Lease Note, which was recorded at its fair value of $7.5 million as of the date of issuance. At March 31, 2014, the recorded balance outstanding on the Restaurant Lease Note is $6.3 million.

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

Capital Expenditures and Reserve Funds

We are obligated to maintain reserve funds for capital expenditures at our Owned Hotels as determined pursuant to our debt or lease agreements related to such hotels. As of March 31, 2014, approximately $0.6 million was available in restricted cash reserves for future capital expenditures under these obligations related to our Owned Hotels.

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

At Hudson, we are currently converting six additional SRO units at into eight new guest rooms. We anticipate these eight new guestrooms will be completed in the third quarter of 2014 and will cost approximately $1.6 million. We intend to convert additional SROs at Hudson into guest rooms in the future.

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

As of March 31, 2014, we had three interest rate caps outstanding related to the Hudson/Delano 2014 Mortgage Loan and the fair value of these interest rate caps was $0.3 million.

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

Off-Balance Sheet Arrangements

As of March 31, 2014, we had unconsolidated joint ventures that we account for using the equity method of accounting, most of which have mortgage or related debt, as described in “—Other Liquidity Matters” above. In some cases, we provide nonrecourse carve-out guaranties of joint venture debt, which guaranties are only triggered in the event of certain “bad boy” acts, and other limited liquidity or credit support, as described in “—Other Liquidity Matters” above.

Mondrian South Beach. We own a 50% interest in Mondrian South Beach, an apartment building which was converted into a condominium and hotel. Mondrian South Beach opened in December 2008, at which time we began operating the property under a 20-year management contract. We also own a 50% interest in a mezzanine financing joint venture with an affiliate of our Mondrian South Beach joint venture partner through which a total of $28.0 million in mezzanine financing was provided to the Mondrian South Beach joint venture. As of March 31, 2014, the Mondrian South Beach joint venture’s outstanding nonrecourse mortgage debt secured by the hotel was $29.1 million and mezzanine debt secured by related equity interests was $28.0 million, and the outstanding mezzanine debt owed to the mezzanine financing joint venture was $28.0 million. In March 2014, the Mondrian South Beach joint venture exercised its option to extend the outstanding mortgage and mezzanine debt for another year until April 2015.

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

We accounted for this investment under the equity method of accounting through December 31, 2012, until our recording of losses was suspended due to our investment balance reaching zero. At March 31, 2014, our investment in Mondrian South Beach was zero.

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

Based on the decline in market conditions following the inception of the joint venture and the need for additional funding to complete the hotel, we wrote down our investment in Mondrian SoHo to zero in June 2010 and recorded an impairment charge of $10.7 million through equity in loss of unconsolidated joint ventures for the year ended December 31, 2010. We have recorded all additional fundings as impairment charges through equity in loss of unconsolidated joint ventures during the periods the funds were contributed. As of March 31, 2014, our financial statements reflect no value for our investment in the Mondrian SoHo joint venture.

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

For further information regarding ongoing litigation related to Mondrian SoHo, see note 4 to our consolidated financial statements and “—Other Liquidity Matters, Mondrian SoHo.”

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

Subsequent to the expiration of the refinancing term, the hotel was sold on December 30, 2013 to HFZ Capital Group. Phillips International, an affiliate of Shore Club’s former owner, will retain an ownership stake. The new owner has publicly stated that it may convert a substantial part of the hotel to condos, and we could be replaced as hotel manager. To date, we have received no notice of termination of our management agreement, and intend to continue to operate the hotel pursuant to that agreement. However, no assurance can be provided that we will continue to do so in the future. As of March 31, 2014, we had only an immaterial contingent profit participation equity interest in Shore Club.

Mondrian Istanbul. In December 2011, we entered into a new hotel management agreement for an approximately 105 room Mondrian-branded hotel to be located in the Old City area of Istanbul, Turkey. Upon completion and opening of the hotel, we will operate the hotel pursuant to a 20-year management agreement, with a 10-year extension option. As of March 31, 2014, we have contributed a total of $10.4 million in the form of equity and key money and have a 20% ownership interest in the venture owning the hotel.

Due to our joint venture partner’s failure to achieve certain agreed milestones in the development of the hotel, in early 2014, we exercised our put option under the joint venture agreement that requires our joint venture partner to buy back our equity interests in the Mondrian Istanbul joint venture. Our rights under that joint venture agreement are secured by, among other things, a mortgage on the property. In February 2014, we issued a notice of default to our joint venture partner, as they failed to buy back our equity interests by the contractual deadline, and further notified our joint venture partner that we plan to begin foreclosure proceedings as a result of the event of default. We do not currently anticipate that these proceeding will have an impact on our management agreement should the hotel development continue.

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

We accounted for this investment under the equity method of accounting through December 31, 2013, until our recording of losses were suspended due to the investment in this food and beverage venture being reduced to zero. At March 31, 2014, our investment in food and beverage venture at Mondrian South Beach was zero. Our equity in loss of the food and beverage venture was $0.2 million for the three months ended March 31, 2013.

Other Development Stage Hotels. We have a number of additional development projects signed or under consideration, some of which may require equity or debt investments, key money or credit support from us. In addition, through certain cash flow guarantees, we may have potential future funding obligations for hotels under development.

As of March 31, 2014, our key money commitments, which are discussed further in note 7 to our consolidated financial statements, were approximately $33.3 million, which includes a $10.0 million letter of credit related to Mondrian at Baha Mar, which we believe we are not obligated to fund, and our potential funding obligations under cash flow guarantees at operating hotels and hotels under development at the maximum amount under the applicable contracts, but excluding contracts where the maximum cannot be determined, were $21.0 million, which includes an $8.0 million performance cash flow guarantee related to Delano Marrakech, which we believe we are not obligated to fund.

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

We evaluate our estimates on an ongoing basis. We base our estimates on historical experience, information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. No material changes to our critical accounting policies have occurred since December 31, 2013.

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

As of March 31, 2014, our total outstanding consolidated debt, including capital lease obligations, was approximately $707.5 million, of which approximately $450.0 million, or 63.6%, was variable rate debt. At March 31, 2014, the one month LIBOR rate was 0.15%.

As of March 31, 2014, the $450.0 million of variable rate debt consisted of the outstanding balance of Hudson/Delano 2014 Mortgage Loan. In connection with the Hudson/Delano 2014 Mortgage Loan, we maintain an interest rate cap that will cap the LIBOR rate on the debt outstanding under the Hudson/Delano 2014 Mortgage Loan at approximately 1.75% through the initial maturity date. This interest rate cap matures in February 2016. If interest rates on this $450.0 million variable rate debt increase by 1.0%, or 100 basis points, the increase in interest expense would reduce future pre-tax earnings and cash flows by approximately $4.5 million annually. The maximum annual amount the interest expense would increase on the $450.0 million of variable rate debt outstanding as of March 31, 2014 under the Hudson/Delano 2014 Mortgage Loan is $7.2 million due to our interest rate cap agreement, which would reduce future pre-tax earnings and cash flows by the same amount annually. If interest rates on this $450.0 million variable rate debt decrease by 1.0%, the decrease in interest expense would increase pre-tax earnings and cash flow by approximately $4.5 million annually.

As of March 31, 2014, our fixed rate debt, excluding our Hudson capital lease obligation, of $251.1 million consisted of the trust notes underlying our trust preferred securities, the remaining $84.5 million of outstanding Convertible Notes, the Clift lease, the TLG Promissory Notes, excluding accrued interest, and the Restaurant Lease Note. The fair value of some of these debts is greater than the book value. As such, if interest rates increase by 1.0%, or approximately 100 basis points, the fair value of our fixed rate debt at March 31, 2014, would decrease by approximately $22.2 million. If market rates of interest decrease by 1.0%, the fair value of our fixed rate debt at March 31, 2014 would increase by $27.0 million.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 11, 2013 we moved to dismiss the lender’s complaint on the grounds that, among other things, our management agreement is not subject to foreclosure. On April 2, 2013, the lender opposed our motion to dismiss and cross-moved for summary judgment. On August 12, 2013, the court heard oral argument on both motions, as well as a third motion brought by the Company to strike an affirmation submitted by lender’s attorney. On January 27, 2014, the court granted Morgans Management’s motion to dismiss on the ground that a Morgans Management is not a proper party to the foreclosure action and that a management contract does not constitute an interest subject to foreclosure, and denied lender’s motion for summary judgment as moot. On March 20, 2014 the lender moved for summary judgment against the remaining four defendants who are seeking foreclosure on four mortgages secured by Mondrian SoHo. That motion is pending.

On February 25, 2013, Sochin JV filed a complaint in the Delaware Chancery Court against Morgans Management and Morgans Group, seeking, among other things, a declaration that plaintiff properly terminated the management agreement for the hotel, injunctive relief, and an award of damages in an amount to be determined, but alleged to exceed $10 million, plus interest. The management agreement has an initial term of 10 years, with two 10-year renewals, subject to certain conditions. The complaint alleges, among other things, mismanagement of the hotel and breach of the management agreement by Morgans Management. The plaintiff also purports to terminate the management agreement under alleged agency principles. The suit was initiated on behalf of Sochin JV by Cape Soho Holdings, LLC, our joint venture partner. In addition, we, through our equity affiliate, filed a separate action against the owner and its parent in the Delaware Chancery Court for, among other things, breaching fiduciary duties and their joint venture agreement for failing to obtain consent prior to the termination. That action was subsequently consolidated with the termination action. On September 17, 2013, the Delaware Chancery Court heard oral argument on various motions to dismiss and for partial summary judgment in the consolidated actions, following which the court entered orders, on September 20, 2013, ruling that Sochin JV terminated the hotel management agreement on agency principles, that Morgans must vacate the hotel forthwith or on whatever other timetable the hotel owner chooses, and that two claims by our equity affiliate are dismissed but not its breach of fiduciary duty claim. On September 30, 2013, we filed a motion for reconsideration and/or to certify the judgment for appeal. That motion is still pending, and no final order has as yet been issued. By joint stipulation of the parties, granted on March 18, 2014, Sochin JV will file its opposition to the motion for reconsideration and to stay by May 9, 2014, following which the court will issue its ruling. The parties have also stipulated to move, answer or otherwise respond to the operative complaints, by May 9, 2014. Should we not prevail on our motion for reconsideration and to stay, we intend to vigorously pursue our rights on appeal, but no assurance can be provided that we will prevail or otherwise retain management of the hotel.

On April 30, 2013, we filed a lawsuit against Cape Soho Holdings, LLC and Cape Advisors Inc. in New York Supreme Court for damages based on the wrongful attempted termination of the management agreement, defamation, and breach of fiduciary and other obligations under the parties’ joint venture agreement. On August 23, 2013, the owner moved to dismiss that complaint. That motion has been fully briefed, and oral argument has been set for June 5, 2014. It is not possible to predict with reasonable certainty the outcome of this action, nor the amount of damages we are likely to recover should we ultimately prevail on one or more of our claims.

Litigations Regarding Delano Marrakech

In June 2013, we served the owner of Delano Marrakech with a notice of default for, among other things, failure to pay fees and reimbursable expenses and to operate the hotel in accordance with the standards under the management agreement. In September 2013, we served notice of termination of our management agreement for Delano Marrakech following the failure by the owner of Delano Marrakech to remedy numerous breaches of the agreement. As a result, we discontinued all affiliation with the hotel, including removal of the Delano name, and terminated management of the property, effective November 12, 2013. Pursuant to the management agreement, in the event of an owner default, we have no further obligations under the performance-based cash flow guarantee. In addition, as a result of the breaches by the hotel owner, we have asserted a claim for losses and damages against the owner that is currently estimated at in excess of $30.0 million, including interest. The owner of the hotel is disputing the circumstances surrounding termination and therefore its liability for this amount. The owner is also counterclaiming against us under both the performance-based cash flow guarantee and for loss of profits. The total counterclaim made by the owner is in excess of $119.0 million, excluding interest. We consider the counterclaim made by the owner to be entirely without merit and intend to vigorously defend ourselves while pursuing what we consider to be a strong claim against the owner. Both parties are seeking arbitration of the dispute, which is expected to occur in March 2015.

Litigation Regarding TLG Promissory Notes

On August 5, 2013, Messrs. Andrew Sasson and Andy Masi filed a lawsuit in the Supreme Court of the State of New York against TLG Acquisition LLC and Morgans Group LLC relating to the $18.0 million TLG Promissory Notes. See note 1 and note 6 of our consolidated financial statements regarding the background of the TLG Promissory Notes. The complaint alleged, among other things, a breach of contract and an event of default under the TLG Promissory Notes as a result of our failure to repay the TLG Promissory Notes following an alleged “Change of Control” that purportedly occurred upon the election of our current Board of Directors on June 14, 2013. The complaint sought payment of Mr. Sasson’s $16 million TLG Promissory Note and Mr. Masi’s $2 million TLG Promissory Note, plus interest compounded to principal, as well as default interest, and reasonable costs and expenses incurred in the lawsuit. We believe that a Change of Control, within the meaning of the TLG Promissory Notes, has not occurred and that no prepayments are required under the TLG Promissory Notes. On September 26, 2013, we filed a motion to dismiss the complaint in its entirety. On February 6, 2014, the court granted our motion to dismiss. Messrs. Sasson and Masi have appealed the decision to the New York Appellate Division, First Department, and a timeline for an appeal process is unclear at this time.

Litigation Regarding 2013 Deleveraging Transaction, Proxy Litigation Between Mr. Burkle and OTK and Our Current Directors, and Litigation Regarding Yucaipa Board Observer Rights

On February 28, 2014, we entered into a binding Memorandum of Understanding (“MOU”) which contemplates the partial settlement and dismissal with prejudice of the action entitled OTK Associates, LLC v. Friedman, et al., C.A. No. 8447-VCL (Del. Ch.) (the “Delaware Shareholder Derivative Action”) and the complete settlement and dismissal with prejudice of the actions entitled Yucaipa American Alliance Fund II L.P., et al. v. Morgans Hotel Group Co., et al., Index No. 652294/2013 (NY Sup.) (the “New York Securities Action”); Burkle v. OTK Associates, LLC, et al., Case No. 13-CIV-4557 (S.D.N.Y.) (the “Proxy Action”); and Yucaipa American Alliance Fund II L.P., et al. v. Morgans Hotel Group Co., Index No. 653455/2013 (NY Sup.) (the “Board Observer Action”) (the foregoing four actions are collectively referred to as the “Actions”). The parties to the MOU executed a Stipulation of Settlement, dated as of May 5, 2014 (the “Settlement Stipulation”), incorporating the terms of the MOU, which is being submitted to the Court in the Delaware Shareholder Derivative Action for approval. An overview of the Actions and the terms of the MOU and the Settlement Stipulation follows.

Delaware Shareholder Derivative Action

On April 1, 2013, director Jason T. Kalisman filed in the Delaware Chancery Court the Delaware Shareholder Derivative Action, a purported derivative action on our behalf against former directors Robert Friedman, Thomas L. Harrison, Michael D. Malone, Jeffrey Gault, Andrew Sasson, Michael J. Gross and Ronald W. Burkle and the following companies with which Mr. Burkle is affiliated: Yucaipa American Alliance Fund II, L.P., Yucaipa American Alliance (Parallel) Fund II, L.P., Yucaipa Aggregator Holdings, LLC and The Yucaipa Companies LLC (collectively, the “Yucaipa Defendants”). The action arose from a proposed deleveraging transaction between us and certain of the Yucaipa Defendants (the “2013 Deleveraging Transaction”), which a majority of our Board of Directors voted to approve on March 30, 2013. On April 4, 2013, OTK Associates, LLC (“OTK”), a stockholder of ours, filed a motion to intervene as a plaintiff in the Delaware Shareholder Derivative Action, which the court granted, and thereafter OTK and Mr. Kalisman filed an amended complaint (the “Amended Complaint”).

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

On July 9, 2013, the court granted plaintiff OTK’s motion to file a Second Amended and Supplemental Complaint (the “Second Amended Complaint”). The Second Amended Complaint excluded Mr. Kalisman as a plaintiff but continued to assert claims, both directly and derivatively on our behalf, against all persons and entities previously named as defendants in the Amended Complaint, except that no claims were made against us.

On July 17, 2013, Mr. Kalisman and OTK filed in the Delaware Shareholder Derivative Action a motion seeking the interim award from us of approximately $2.7 million in attorneys’ fees and expenses incurred prior to June 1, 2013 by their counsels in prosecuting the Delaware Shareholder Derivative Action. On October 31, 2013, the court, after directing that notice of the application be given to our stockholders and having not received any objections, issued an order granting the award. Our directors and officers liability insurance carriers paid this award in late 2013.

On January 21, 2014, the court granted an unopposed motion to dismiss with prejudice (subject to certain exceptions) all claims asserted against Mr. Gross, our former director and chief executive officer, in the Delaware Shareholder Derivative Action. On February 5, 2014, the court issued an opinion denying, in most part, the motions to dismiss the Second Amended Complaint made by certain of the remaining defendants.

On March 4, 2014, the parties filed a letter with the court informing it that certain parties had entered into the MOU and on March 20, 2014, all parties filed a proposed stipulation requesting that the court stay the action pending submission of a stipulation of settlement and the court’s consideration of a motion to approve the settlement. On March 21, 2014, the court granted that request.

New York Securities Action

On June 27, 2013, Yucaipa American Alliance Fund II, L.P., Yucaipa American Alliance (Parallel) Fund II, L.P., Yucaipa Aggregator Holdings, LLC and Vintage Deco Hospitality LLC (collectively the “Yucaipa Securities Action Plaintiffs”) filed a complaint against us and Morgans Group LLC in the Supreme Court of the State of New York alleging, among other things, that we and Morgans Group LLC had refused to use commercially reasonable best efforts to close the various putative agreements comprising the 2013 Deleveraging Transaction, and that there had “effectively” been a withdrawal or adverse modification of the approval of the 2013 Deleveraging Transaction by our Board of Directors. Alternatively, the Yucaipa Securities Action Plaintiffs contended that we and Morgans Group LLC breached certain representations and warranties under the putative contracts comprising the 2013 Deleveraging Transaction. The Yucaipa Securities Action Plaintiffs asserted various claims and sought, among other things, an award of damages equal to a termination fee of $9 million, as well as payment of out-of-pocket costs, indemnification in excess of $1 million, pre-judgment interest and attorney’s fees.

On July 22, 2013, we and Morgans Group LLC filed a motion in the New York Securities Action to stay (or alternatively to dismiss) that action pending the disposition of the Delaware Shareholder Derivative Action. On January 29, 2014, the court in the New York Securities Action denied on a “without prejudice” basis, that motion. On February 26, 2014, we and Morgans Group LLC served an answer to the complaint in the New York Securities Action.

On March 24, 2014, the parties filed a letter with the court requesting that the court stay the action pending consideration by the Delaware Chancery Court of the settlement contemplated by the MOU. The court granted that request.

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

On March 7, 2014, the parties filed a letter with the court requesting that the court postpone the deadline for filing additional material for summary judgment until such time as the Delaware Chancery Court had ruled on the proposed settlement. On March 10, 2014, the Court ordered the action stayed for ninety days. We are not party to the Proxy Action.

Board Observer Action

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

On March 24, 2014, the parties filed a letter with the court requesting that the court stay the action pending consideration by the Delaware Chancery Court of the settlement contemplated by the MOU. The court granted that request.

The MOU and Settlement Stipulation

The MOU was executed by all parties to the Actions, except for the following three defendants in the Delaware Shareholder Derivative Action: Michael J. Gross (who was previously dismissed as a defendant as discussed above) and Messrs. Harrison and Malone (the “Non-Settling Former Directors”). The parties to the MOU subsequently documented its terms in the Settlement Stipulation. The Settlement Stipulation is being submitted to the Delaware Court of Chancery in the Delaware Shareholder Derivative Action for review and approval and will not become effective, pursuant to its terms, until such approval is given and is no longer subject to further court review (the “Effective Date”).

The Settlement Stipulation provides, among other things, for the following:

•	We will pay to the Yucaipa Securities Action Plaintiffs in the New York Securities Action an amount equal to $3 million less the aggregate amount of any reasonable and necessary attorneys’ fees and expenses incurred by Mr. Burkle in his defense of the Delaware Shareholder Derivative Action that are paid to him by our insurers prior to the Effective Date (the “Securities Action Payment”).

•	Mr. Burkle will pay to us the amount of all insurance proceeds he recovers from our insurers after the Effective Date for the reasonable and necessary attorneys’ fees and expenses that he incurred in defense of the Delaware Shareholder Derivative Action and assign to us any claims he may have against our insurers relating to any such reasonable and necessary attorneys’ fees and expenses that our insurers may fail to pay Mr. Burkle.

•	To the extent not paid by our insurers, we will pay the amount of any reasonable and necessary attorneys’ fees and expenses incurred by Messrs. Friedman, Gault and Sasson (collectively, the “Settling Former Directors”) in defending the Delaware Shareholder Derivative Action, subject to the Settling Former Directors’ assignment to us of any claims they have against our insurers relating to any such unpaid amounts.

•	The Settling Former Directors will pay to us a portion of the Securities Action Payment (which cannot presently be quantified because the amount depends on the resolution of pending claims submitted to our insurers) unless our insurers pay such amounts to us or the Settling Former Directors assign to us any claims they have against our insurers relating to any such amounts that our insurers fail to pay.

•	OTK and current director Jason T. Kalisman will apply to the Delaware Court of Chancery for an award of payment from us of the reasonable and necessary fees and expenses incurred by their counsel in connection with the Delaware Shareholder Derivative Action, excluding those fees and expenses encompassed in the court’s October 31, 2013 order in the Delaware Shareholder Derivative Action. Any such award may be subject to recovery by us from our insurers.

•	Plaintiffs and defendants in each of the Actions, apart from the Non-Settling Former Directors who chose not to participate in the MOU and the Settlement Stipulation and against whom the Delaware Shareholder Derivative Action continues, will exchange customary releases which release the parties and certain of their affiliates from claims arising from the subject matters of each of the Actions.

•	Each of the Actions will be dismissed with prejudice and on the merits with each party bearing its own costs, except as to the Non-Settling Former Directors against whom the Delaware Shareholder Derivative Action continues or as specified in the Settlement Stipulation.

We cannot currently predict the amount of any funds we might be required to pay under the Settlement Stipulation; whether our insurers will pay some or all of the amounts that we would otherwise be obligated to pay under the Settlement Stipulation; whether we would be successful in asserting against our insurers any claims that will or may be assigned to us under the terms of the Settlement Stipulation or that we might assert on our own behalf, or what the amount of any such recovery might be. Furthermore, we cannot predict whether the Delaware Court of Chancery will approve the Settlement Stipulation or whether the court’s decision will be challenged on appeal and, if so challenged, affirmed. Notwithstanding the foregoing, we do not expect that the net amount of all payments we might ultimately be required to make under the terms of the Settlement Stipulation, if approved, and after recovery of all insurance proceeds, will be material to our financial position.

ITEM 1A.	RISK FACTORS.

In addition to the risk factors set forth below and other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects.

Our business could be negatively affected as a result of a proxy contest and other actions of activist stockholders.

On March 12, 2014, we received notice from Kerrisdale Capital Management, LLC (“Kerrisdale”) of its intention to nominate a slate of seven directors for election to our Board of Directors at our 2014 annual stockholders meeting. Based on the information provided in the definitive proxy statement subsequently filed by Kerrisdale, Kerrisdale is the beneficial owner of 1,102,552 shares of our common stock, or approximately 3.2% of the total number of outstanding shares of our common stock as of April 2, 2014. As a result of this proxy contest with Kerrisdale, our business and our stock price could be adversely affected because:

•	responding to proxy contests and other actions by insurgent stockholders can be costly and time consuming, disrupting our operations and diverting the attention of management and our employees;

•	perceived uncertainties as to our future direction may harm our ability to attract investors in order to raise capital, and may impact our existing and potential development collaborations and/or strategic relationships and make it more difficult to attract and retain qualified personnel; and

•	if individuals are elected to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plan.

We believe success by Kerrisdale in its proxy contest would materially and adversely affect our business, our prospects and stockholder value.

ITEM 6.	EXHIBITS.

The exhibits listed in the accompanying Exhibit Index are filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORGANS HOTEL GROUP CO.

/s/ JASON T. KALISMAN
Jason T. Kalisman
Interim Chief Executive Officer

/s/ RICHARD SZYMANSKI
Richard Szymanski
Chief Financial Officer and Secretary

May 9, 2014

EXHIBIT INDEX

Exhibit Number	Description

10.32	Loan Agreement, dated as of February 6, 2014, among Henry Hudson Holdings LLC, 58th Street Bar Company LLC, Hudson Leaseco LLC and Beach Hotel Associates LLC, as Borrower, and Citigroup Global Markets Realty Corp. and Bank of America, N.A., as Lender (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

10.33*	Amendment to Loan Agreement, dated as of April 8, 2014, among Henry Hudson Holdings LLC, 58th Street Bar Company LLC, Hudson Leaseco LLC and Beach Hotel Associates LLC, as Borrower, and Citigroup Global Markets Realty Corp. and Bank of America, N.A., as Lender

10.34	Limited Recourse Guaranty, dated as of February 6, 2014, by Morgans Hotel Group Co. in favor of Citigroup Global Markets Realty Corp. and Bank of America, N.A. (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

10.35	Mezzanine A Loan Agreement, dated as of February 6, 2014, among Hudson Delano Senior Mezz LLC, as Borrower, and Citigroup Global Markets Realty Corp. and Bank of America, N.A., as Lender (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

10.36	Limited Recourse Guaranty (Mezzanine A Loan), dated as of February 6, 2014, by Morgans Hotel Group Co., in favor of Citigroup Global Markets Realty Corp. and Bank of America, N.A. (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

10.37	Mezzanine B Loan Agreement, dated as of February 6, 2014, among Hudson Delano Junior Mezz LLC, as Borrower, and Citigroup Global Markets Realty Corp. and Bank of America, N.A., as Lender (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

10.38	Limited Recourse Guaranty (Mezzanine B Loan), dated as of February 6, 2014, by Morgans Hotel Group Co. in favor of Citigroup Global Markets Realty Corp. and Bank of America, N.A. (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

10.39	Letter Agreement, dated February 9, 2014, between Jonathan Langer and the Company (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

10.40	Memorandum of Understanding, dated February 28, 2014 (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

10.41	Note Repurchase Agreement, dated February 28, 2014, by and among Morgans Hotel Group Co. and Certain Affiliates of The Yucaipa Companies LLC (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.LAB†	XBRL Taxonomy Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Denotes a management contract or compensatory plan, contract or arrangement.