Form 10-Q
period 2014-06-30
Morgans Hotel Group Co.
filed 2014-08-08
CIK 1342126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of August 7, 2014 was 34,238,003.

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

We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our stockholders. These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ materially from those expressed in any forward-looking statement. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding our expectations with respect to:

•	our future financial performance, including selling, general and administrative expenses, capital expenditures, income taxes and our expected available cash and use of cash and net operating loss carryforwards;

•	the use of the remaining proceeds of our refinancing of the Hudson and Delano hotels;

•	the future impact of the reductions in our workforce effected in 2014;

•	our business operations, including entering into new management, franchise or licensing agreements and enhancing the value of existing hotels and management agreements; and

•	the outcome of litigation to which the Company is a party.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Important risks and factors that could cause our actual results to differ materially from those expressed in any forward-looking statements include, but are not limited to, the risks discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and other documents we file with the Securities and Exchange Commission from time to time. Important risks and factors that could cause our actual results to differ materially from those expressed in any forward-looking statements include, but are not limited to economic, business, competitive market and regulatory conditions such as:

•	a downturn in economic and market conditions, both in the U.S. and internationally, particularly as it impacts demand for travel, hotels, dining and entertainment;

•	our levels of debt, our ability to refinance our current outstanding debt, repay outstanding debt or make payments on guaranties as they may become due, general volatility of the capital markets and our ability to access the capital markets, and the ability of our joint ventures to do the foregoing;

•	the impact of financial and other covenants in our loan agreements and other debt instruments that limit our ability to borrow and restrict our operations;

•	our history of losses;

•	our ability to compete in the “boutique” or “lifestyle” hotel segments of the hospitality industry and changes in the competitive environment in our industry and the markets where we invest;

•	our ability to protect the value of our name, image and brands and our intellectual property;

•	risks related to natural disasters, terrorist attacks, the threat of terrorist attacks and similar disasters;

•	risks related to our international operations, such as global economic conditions, political or economic instability, compliance with foreign regulations and satisfaction of international business and workplace requirements;

•	our ability to timely fund the renovations and capital improvements necessary to sustain the quality of the properties of Morgans Hotel Group and associated brands;

•	risks associated with the acquisition, development and integration of properties and businesses;

•	the risks of conducting business through joint venture entities over which we may not have full control;

•	our ability to perform under management agreements and to resolve any disputes with owners of properties that we manage but do not wholly own;

•	potential terminations of management agreements;

•	the impact of any material litigation, claims or disputes, including labor disputes;

•	the seasonal nature of the hospitality business and other aspects of the hospitality industry that are beyond our control;

•	our ability to comply with complex U.S. and international regulations, including regulations related to the environment, labor, food and beverage operations and data privacy;

•	ownership of a substantial block of our common stock by a small number of investors and the ability of such investors to influence key decisions;

•	the impact of any dividend payments or accruals on our preferred securities on our cash flow and the value of our common stock;

•	the impact of any strategic alternatives considered by the special transaction committee of our Board of Directors and/or pursued by the Company; and

•	other risks discussed in our Annual Report on Form 10-K in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Result of Operations.”

We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

Morgans Hotel Group Co.

Consolidated Balance Sheets

(in thousands, except per share data)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Property and equipment, net	$284,445	$292,629
Goodwill	66,572	66,572
Investments in and advances to unconsolidated joint ventures	10,492	10,492
Cash and cash equivalents	132,973	10,025
Restricted cash	16,161	22,144
Accounts receivable, net	20,239	18,384
Related party receivables	3,915	3,694
Prepaid expenses and other assets	9,204	10,409
Deferred tax asset, net	78,899	78,758
Investment in TLG management contracts, net	20,818	23,702
Other assets, net	41,079	34,398

Total assets	$684,797	$571,207

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Debt and capital lease obligations	$708,265	$560,751
Accounts payable and accrued liabilities	44,496	41,627
Deferred gain on asset sales	129,408	133,419
Other liabilities	13,866	13,891

Total liabilities	896,035	749,688
Redeemable noncontrolling interest	5,387	4,953
Commitments and contingencies
Preferred stock, $.01 par value; liquidation preference $1,000 per share, 75,000 shares authorized and issued at June 30, 2014 and December 31, 2013, respectively	64,374	62,004
Common stock, $.01 par value; 200,000,000 shares authorized; 36,277,495 shares issued at June 30, 2014 and December 31, 2013, respectively	363	363
Additional paid-in capital	242,454	252,810
Treasury stock, at cost, 2,048,658 and 2,703,181 shares of common stock at June 30, 2014 and December 31, 2013, respectively	(25,730)	(37,086)
Accumulated other comprehensive loss	(217)	(10)
Accumulated deficit	(498,286)	(462,005)

Total Morgans Hotel Group Co. stockholders’ deficit	(217,042)	(183,924)
Noncontrolling interest	417	490

Total deficit	(216,625)	(183,434)

Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$684,797	$571,207

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.

Consolidated Statements of Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Revenues:
Rooms	$33,118	$31,454	$60,112	$57,353
Food and beverage	21,004	20,278	42,925	39,499
Other hotel	1,467	1,126	2,785	2,242

Total hotel revenues	55,589	52,858	105,822	99,094
Management fee-related parties and other income	5,859	7,849	11,250	14,264

Total revenues	61,448	60,707	117,072	113,358
Operating Costs and Expenses:
Rooms	9,527	9,238	18,539	18,047
Food and beverage	15,028	14,694	30,568	28,508
Other departmental	797	794	1,569	1,616
Hotel selling, general and administrative	10,465	10,831	21,702	21,640
Property taxes, insurance and other	4,316	4,279	8,246	8,561

Total hotel operating expenses	40,133	39,836	80,624	78,372
Corporate expenses, including stock compensation of $0.8 million, $1.3 million, $2.7 million, and $2.3 million, respectively	6,019	8,365	13,901	15,715
Depreciation and amortization	6,681	6,780	15,083	13,421
Restructuring and disposal costs	3,981	5,256	11,224	6,152
Development costs	2,666	577	3,364	1,397
Impairment loss on receivables and other assets from managed hotel and unconsolidated joint venture	—	5,775	—	5,775

Total operating costs and expenses	59,480	66,589	124,196	120,832
Operating income (loss)	1,968	(5,882)	(7,124)	(7,474)
Interest expense, net	12,935	11,560	28,933	22,849
Equity in (income) loss of unconsolidated joint ventures	(2)	336	(4)	495
Gain on asset sales	(2,005)	(2,005)	(4,010)	(4,010)
Other non-operating expenses	430	181	1,126	479

Loss before income tax expense	(9,390)	(15,954)	(33,169)	(27,287)
Income tax expense	66	236	229	436

Net loss	(9,456)	(16,190)	(33,398)	(27,723)
Net (income) loss attributable to noncontrolling interest	(263)	182	(456)	298

Net loss attributable to Morgans Hotel Group	(9,719)	(16,008)	(33,854)	(27,425)
Preferred stock dividends and accretion	3,987	3,026	8,354	5,939

Net loss attributable to common stockholders	(13,706)	(19,034)	(42,208)	(33,364)
Other comprehensive loss:
Unrealized gain on valuation of swap/cap agreements, net of tax	103	19	207	32

Comprehensive loss	$(13,603)	$(19,015)	$(42,001)	$(33,332)

Loss per share:
Basic and diluted attributable to common stockholders	$(0.40)	$(0.59)	$(1.24)	$(1.03)
Weighted average number of common shares outstanding:
Basic and diluted	34,184	32,464	33,927	32,451

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.

Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2014	2013
	(unaudited)
Cash flows from operating activities:
Net loss	$(33,398)	$(27,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,946	9,905
Amortization of other costs	5,137	3,516
Amortization and write off of deferred financing costs	3,986	3,042
Amortization of discount on convertible notes	751	1,138
Amortization of deferred gain on asset sales	(4,010)	(4,010)
Stock-based compensation	2,748	2,297
Accretion of interest	1,578	1,384
Equity in (income) losses from unconsolidated joint ventures	(4)	495
Impairment loss on receivables from managed hotels and unconsolidated joint venture	—	3,349
Impairment loss and loss on disposal of assets	—	2,604
Gain on transfer and disposal of assets	(289)	—
Change in fair value of TLG Promissory Notes	5	(110)
Change in fair value of interest rate caps, net	—	33
Changes in assets and liabilities:
Accounts receivable, net	(2,210)	(4,281)
Related party receivables	(221)	958
Restricted cash	7,208	619
Prepaid expenses and other assets	1,016	(1,061)
Accounts payable and accrued liabilities	4,262	2,742

Net cash used in operating activities	(3,495)	(5,103)

Cash flows from investing activities:
Additions to property and equipment	(2,131)	(5,835)
Additions to leasehold interests	—	(208)
Investment in hotel development	—	(375)
Investments in and settlement related to unconsolidated joint ventures	—	(151)
(Deposits) withdrawals from capital improvement escrows, net	(1,225)	2,116
Distributions from unconsolidated joint ventures	4	4

Net cash used in investing activities	(3,352)	(4,449)

Cash flows from financing activities:
Proceeds from debt	450,000	20,000
Payments on debt and capital lease obligations	(305,735)	(5,498)
Debt issuance costs	(13,271)	(265)
Cash paid in connection with vesting of stock based awards	(769)	(337)
Distributions to holders of noncontrolling interests in consolidated subsidiaries	(430)	(399)

Net cash provided by financing activities	129,795	13,501

Net increase in cash and cash equivalents	122,948	3,949
Cash and cash equivalents, beginning of year	10,025	5,847

Cash and cash equivalents, end of year	$132,973	$9,796

Supplemental disclosure of cash flow information:
Cash paid for interest	$24,075	$18,074

Cash paid for taxes	$552	$150

Non cash financing activities:
Write off of discount on convertible debt	$726	$—

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

The Company has one reportable operating segment; it operates, owns, acquires, develops and redevelops boutique hotels, nightclubs, restaurants, pool lounges, bars and other food and beverage venues in many of the hotels it operates, as well as in hotels and casinos operated by MGM in Las Vegas. During the six months ended June 30, 2014 and 2013, the Company derived 5.3% and 10.8% of its total revenues from international locations, respectively. The assets at these international locations were not significant during the periods presented.

Operating Hotels

The Company’s operating hotels as of June 30, 2014 are as follows:

Hotel Name	Location	Number of Rooms	Ownership
Hudson	New York, NY	866	(1)
Morgans	New York, NY	114	(2)
Royalton	New York, NY	168	(2)
Mondrian SoHo	New York, NY	263	(3)
Delano South Beach	Miami Beach, FL	194	(4)
Mondrian South Beach	Miami Beach, FL	210	(5)
Shore Club	Miami Beach, FL	309	(6)
Mondrian Los Angeles	Los Angeles, CA	237	(2)
Clift	San Francisco, CA	372	(7)
Sanderson	London, England	150	(2)
St Martins Lane	London, England	204	(2)

(1)	The Company owns 100% of Hudson through its subsidiary, Henry Hudson Holdings LLC, which is part of a property that is structured as a condominium, in which Hudson constitutes 96% of the square footage of the entire building. As of June 30, 2014, Hudson has 866 guest rooms and 68 single room dwelling units (“SROs”).
(2)	Operated under a management contract.
(3)	Operated under a management contract and owned through an unconsolidated joint venture in which the Company held a minority ownership interest of approximately 20% at June 30, 2014. See note 4.
(4)	Wholly-owned hotel.
(5)	Operated as a condominium hotel under a management contract and owned through a 50/50 unconsolidated joint venture. As of June 30, 2014, 258 hotel residences have been sold, of which 133 are in the hotel rental pool and are included in the hotel room count, and 77 hotel residences remain to be sold. See note 4.
(6)	Operated under a management contract. Until December 30, 2013, the Company held a minority ownership interest of approximately 7% and accounted for the hotel as an unconsolidated joint venture. As of June 30, 2014, the Company had an immaterial contingent profit participation equity interest in Shore Club. See note 4.
(7)	The hotel is operated under a long-term lease which is accounted for as a financing. See note 6.

Food and Beverage Joint Venture

On June 20, 2011, pursuant to an omnibus agreement, subsidiaries of the Company acquired from affiliates of China Grill Management Inc. (“CGM”) the 50% interests CGM owned in the Company’s food and beverage joint ventures for approximately $20 million (the “CGM Transaction”). As a result of the CGM Transaction, the Company owns 100% of the former food and beverage joint venture entities located at Delano South Beach, which are consolidated in the Company’s consolidated financial statements.

Following the CGM Transaction, the Company owned 100% of the food and beverage entity which leased and operated all food and beverage venues located at Sanderson and St Martins Lane. Effective as of January 1, 2014, the Company transferred all of its ownership interest in the food and beverage venues at St Martins Lane to the hotel owner. The Company will continue to manage the transferred food and beverage venues. The Company recorded a gain of $0.3 million related to these transfers in its consolidated financial statements for the six months ended June 30, 2014.

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

The Light Group Acquisition

On November 30, 2011 pursuant to purchase agreements entered into on November 17, 2011, certain of the Company’s subsidiaries completed the acquisition of 90% of the equity interests in TLG Acquisition LLC (“TLG Acquisition,” and together with its subsidiaries, “TLG”), for a purchase price of $28.5 million in cash and up to $18.0 million in notes (the “TLG Promissory Notes”) convertible into shares of the Company’s common stock at $9.50 per share subject to the achievement of certain earnings before interest, tax, depreciation and amortization (“EBITDA”) targets for the acquired business (“The Light Group Transaction”), as discussed in note 6. The TLG Promissory Notes were allocated $16.0 million to Andrew Sasson and $2.0 million to Andy Masi, collectively, the remaining 10% equity owners of TLG, and bear annual interest payments of 8% (increasing to 18% on December 1, 2014, as described in note 6).

TLG develops, redevelops and operates nightclubs, restaurants, pool lounges, bars, and other food and beverage venues. TLG is a leading lifestyle food and beverage management company, which operates numerous venues primarily in Las Vegas pursuant to management agreements with MGM. The primary assets of TLG consist of its management and similar agreements with various MGM affiliates. Additionally, TLG manages the food and beverage operations at Delano South Beach.

Each of TLG’s venues is managed by a subsidiary of TLG Acquisition. Through the Company’s ownership of TLG, it recognizes management fees in accordance with the applicable management agreement which generally provides for base management fees as a percentage of gross sales, and incentive management fees as a percentage of net profits, as calculated pursuant to the management agreements. TLG’s management agreements are typically structured as 10-year initial term contracts (effective the opening date of each respective venue) with renewal options. In addition to TLG’s management of the food and beverage operations at Delano South Beach, TLG currently manages 18 venues in Las Vegas, including 13 for MGM, 2 for affiliates of The Yucaipa Companies, LLC (“Yucaipa”) and Andrew Sasson, and 3 for subsidiaries of the Company. Under TLG’s management agreements, all costs associated with the construction, build-out, furniture, fixtures and equipment, operating supplies, equipment and daily operational expenses are typically borne by the owner or lessor of the venue. TLG’s management agreements may be subject to early termination in specified circumstances. For example, the management agreements generally contain, among other covenants, a performance test that stipulates a minimum level of operating performance, and restrictions or requirements related to suitability, capacity, financial stability and compliance with laws and material terms. In 2013, TLG failed performance tests at certain venues, and as a result, the Company agreed with MGM to amend the calculation of base and incentive management fees at all MGM venues effective January 1, 2014, agreed to reductions in the minimum level of operating performance, and agreed to a termination effective April 1, 2014 of TLG’s management agreement for Brand Steakhouse. Additionally, many of the management agreements also require that Mr. Masi, whose employment contract expires December 31, 2014, remain employed by or under contract to TLG.

TLG owns the trade name, service mark or other intellectual property rights associated with the names of most of its nightclubs, restaurants, pool lounges, and bars.

Concurrent with the closing of The Light Group Transaction, the operating agreement of TLG Acquisition was amended and restated to provide that Morgans Group, which holds 90% of the membership interests in TLG Acquisition, would be the managing member and that Messrs. Sasson and Masi, each of whom holds a 5% membership interest in TLG Acquisition, would be non-managing members of TLG Acquisition. Messrs. Sasson and Masi, however, have approval rights over, among other things, certain fundamental transactions involving TLG Acquisition.

Each of Messrs. Sasson and Masi received the right to require Morgans Group to purchase his equity interest in TLG at any time after November 30, 2014 at a purchase price equal to his percentage equity ownership interest multiplied by the product of seven times the EBITDA from non-Morgans business (“Non-Morgans EBITDA”) for the preceding 12 months, subject to certain adjustments (the “Sasson-Masi Put Options”). In addition, Morgans Group has the right to require each of Messrs. Sasson and Masi to sell his 5% equity interest in TLG at any time after November 30, 2017 at a purchase price equal to his percentage equity ownership interest multiplied by the product of seven times the Non-Morgans EBITDA for the preceding 12 months, subject to certain adjustments. The Company initially accounted for the redeemable noncontrolling interest at fair value in accordance with Accounting Standard Codification (“ASC”) 805, Business Combinations. Due to the redemption feature associated with the Sasson-Masi Put Options, the Company classified the noncontrolling interest in temporary equity in accordance with the Securities and Exchange Commission’s guidance as codified in ASC 480-10, Distinguishing Liabilities from Equity. Subsequently, the Company will accrete the redeemable noncontrolling interest to its current redemption value, which approximates fair value, each period. The change in the redemption value does not impact the Company’s earnings or earnings per share. The Company recorded an obligation of $5.4 million related to the Sasson-Masi Put Options, which is recorded as redeemable noncontrolling interest on the June 30, 2014 consolidated balance sheet.

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

Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

As of June 30, 2014, restricted cash also consists of cash held in escrow for insurance programs and litigation settlement escrows.

Investments in and Advances to Unconsolidated Joint Ventures

The Company accounts for its investments in unconsolidated joint ventures using the equity method as it does not exercise control over significant asset decisions such as buying, selling or financing nor is it the primary beneficiary under ASC 810-10, as discussed above. Under the equity method, the Company increases its investment for its proportionate share of net income and contributions to the joint venture and decreases its investment balance by recording its proportionate share of net loss and distributions. Once the Company’s investment balance in an unconsolidated joint venture is zero, the Company suspends recording additional losses. For investments in which there is recourse or unfunded commitments to provide additional equity, distributions and losses in excess of the investment are recorded as a liability. As of June 30, 2014, there were no liabilities required to be recorded related to these investments.

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

Further, as of June 30, 2014, other assets consists of key money payments related to hotels under development, as discussed further in note 7, deferred financing costs, and fair value of the lease agreement at Sanderson, which the Company acquired in the CGM Transaction, as discussed further in note 1. The Sanderson food and beverage lease agreement is being amortized, using the straight line method, over the expected life of the agreement. Deferred financing costs included in other assets are being amortized, using the straight line method, which approximates the effective interest rate method, over the terms of the related debt agreements.

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

Income taxes for the three and six months ended June 30, 2014 and 2013, were computed using the Company’s effective tax rate.

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

The Company has entered into warrant agreements with Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P., (collectively, the “Yucaipa Investors”), as discussed in note 9, to purchase a total of 12,500,000 shares of the Company’s common stock at an exercise price of $6.00 per share (the “Yucaipa Warrants”). In addition, the Yucaipa Investors have certain consent rights over certain transactions for so long as they collectively own or have the right to purchase through exercise of the Yucaipa Warrants 6,250,000 shares of the Company’s common stock. The Yucaipa Warrants are exercisable utilizing a cashless exercise method only, resulting in a net share issuance.

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

Currently, the Company uses interest rate caps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. To comply with the provisions of ASC 820-10, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2014 and December 31, 2013, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. Accordingly, all derivatives have been classified as Level 2 fair value measurements. As of June 30, 2014, the Company had three interest rate caps outstanding and the fair value of these interest rate caps was $0.1 million.

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, and fixed and variable rate debt. Management believes the carrying amounts of the aforementioned financial instruments, excluding fixed-rate debt, is a reasonable estimate of fair value as of June 30, 2014 and December 31, 2013 due to the short-term maturity of these instruments or variable market interest rates on certain debt instruments.

The Company’s fixed rate debt of $158.7 million and $247.1 million as of June 30, 2014 and December 31, 2013, respectively, which includes the Company’s trust preferred securities, TLG Promissory Notes, excluding accrued interest, Restaurant Lease Note, discussed above, and the Convertible Notes at face value, as discussed in note 6, had a fair market value of approximately $159.6 million and $217.7 million, respectively, using market rates.

Stock-based Compensation

The Company accounts for stock based employee compensation using the fair value method of accounting described in ASC 718-10. For share grants, total compensation expense is based on the price of the Company’s stock at the grant date. For option grants, the total compensation expense is based on the estimated fair value using the Black-Scholes option-pricing model. Compensation expense is recorded ratably over the vesting period.

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

The membership units owned by the Former Parent in Morgans Group, the Company’s operating company, are presented as a noncontrolling interest in Morgans Group in the consolidated balance sheets and were approximately $0.4 million and $0.5 million as of June 30, 2014 and December 31, 2013, respectively. The noncontrolling interest in Morgans Group is: (i) increased or decreased by the holders of membership interests’ pro rata share of Morgans Group’s net income or net loss, respectively; (ii) decreased by distributions; (iii) decreased by exchanges of membership units for the Company’s common stock; and (iv) adjusted to equal the net equity of Morgans Group multiplied by the holders of membership interests’ ownership percentage immediately after each issuance of units of Morgans Group and/or shares of the Company’s common stock and after each purchase of treasury stock through an adjustment to additional paid-in capital. Net income or net loss allocated to the noncontrolling interest in Morgans Group is based on the weighted-average percentage ownership throughout the period. As of June 30, 2014, there are 75,446 membership units outstanding, each of which is exchangeable for a share of the Company’s common stock.

Recent Accounting Updates

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08 (“ASU 2014-08”), “Presentation of Financial Statements and Property, Plant and Equipment; Reporting Discontinued Operations and Disclosures of Components of an Entity.” ASU 2014-08 modifies the requirements for reporting discontinued operations. Under the amendments in ASU 2014-08, the definition of discontinued operation has been modified to only include those disposals of an entity that represent a strategic shift that has, or will have, a major effect on an entity’s operations and financial results, the operations and cash flows of the component have been, or will be, eliminated from the ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. ASU 2014-08 shall be applied prospectively for periods beginning on or after December 15, 2014, with early adoption permitted. The Company adopted ASU 2014-08 in early 2014 and as a result of this adoption, no changes were made to the accompanying consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers,” which supersedes all existing revenue recognition guidance as well as most industry-specific guidance, and significantly enhances comparability of revenue recognition practices across entities and industries by providing a principles-based, comprehensive framework for addressing revenue recognition issues. Under ASU 2014-09, the reporting entity must recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled to those good and services. ASU 2014-09 defines a five step process to achieve this principle and it also specifies the accounting for some costs to obtain or fulfill a contract with a customer and provides enhanced disclosure requirements. ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2016, and interim reporting periods therein, which for the Company will be its 2017 first quarter. The Company is permitted to use the retrospective or modified retrospective method when adopting ASU No. 2014-09. The Company is currently evaluating the impact adoption of ASU 2014-09 will have on its consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12 (“ASU 2014-12”), “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires that a performance target included in a share-based payment award that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and therefore, such performance condition should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 will be effective for financial statements issued for the first interim period within annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the impact that ASU 2014-12 will have on its consolidated financial statements.

Reclassifications

Certain prior period financial statement amounts have been reclassified to conform to the current period presentation.

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

Basic earnings (loss) per share is calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share include the effect of potential shares outstanding, including dilutive securities. Potential dilutive securities may include shares and options granted under the Company’s stock incentive plan and membership units in Morgans Group, which may be exchanged for shares of the Company’s common stock under certain circumstances. The 75,446 Morgans Group membership units (which may be converted to cash, or at the Company’s option, common stock) held by third parties at June 30, 2014, Yucaipa Warrants (as defined in note 9) issued to the Yucaipa Investors, unvested restricted stock units, LTIP Units (as defined in note 8), stock options, OPP LTIP Units (as defined in note 8) and shares issuable upon conversion of outstanding Convertible Notes have been excluded from the diluted net income (loss) per common share calculation, as there would be no effect on reported diluted net income (loss) per common share.

The table below details the components of the basic and diluted loss per share calculations (in thousands, except for per share data). The Company has not had any undistributed earnings in any calendar quarter presented. Therefore, the Company does not present earnings per share following the two-class method.

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Numerator:
Net loss	$(9,456)	$(16,190)
Net (income) loss attributable to noncontrolling interest	(263)	182

Net loss attributable to Morgans Hotel Group Co.	(9,719)	(16,008)
Less: preferred stock dividends and accretion	3,987	3,026

Net loss attributable to common stockholders	$(13,706)	$(19,034)

Denominator, continuing and discontinued operations:
Weighted average basic common shares outstanding	34,184	32,464
Effect of dilutive securities	—	—

Weighted average diluted common shares outstanding	34,184	32,464

Basic and diluted loss available to common stockholders per common share	$(0.40)	$(0.59)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Numerator:
Net loss	$(33,398)	$(27,723)
Net (income) loss attributable to noncontrolling interest	(456)	298

Net loss attributable to Morgans Hotel Group Co.	(33,854)	(27,425)
Less: preferred stock dividends and accretion	8,354	5,939

Net loss attributable to common stockholders	$(42,208)	$(33,364)

Denominator, continuing and discontinued operations:
Weighted average basic common shares outstanding	33,927	32,451
Effect of dilutive securities	—	—

Weighted average diluted common shares outstanding	33,927	32,451

Basic and diluted loss available to common stockholders per common share	$(1.24)	$(1.03)

4. Investments in and Advances to Unconsolidated Joint Ventures

The Company’s investments in and advances to unconsolidated joint ventures and its equity in losses of unconsolidated joint ventures are summarized as follows (in thousands):

Investments

Entity	As of June 30, 2014	As of December 31, 2013
Mondrian Istanbul	$10,392	$10,392
Other	100	100

Total investments in and advances to unconsolidated joint ventures	$10,492	$10,492

Equity in income (losses) from unconsolidated joint ventures

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Mondrian South Beach food and beverage—MC South Beach	$—	$(189)	$—	$(348)
Other	2	(147)	4	(147)

Total	$2	$(336)	$4	$(495)

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

In April 2010, the Mondrian South Beach ownership joint venture amended the nonrecourse financing and mezzanine loan agreements secured by Mondrian South Beach or related equity interests and extended the maturity date for up to seven years through one-year extension options until April 2017, subject to certain conditions. Among other things, the amendment allowed the joint venture to accrue all interest through April 2012, accrue a portion of the interest thereafter and provide the ability to provide seller financing to qualified condominium buyers with up to 80% of the condominium purchase price. The Company and an affiliate of its joint venture partner each provided an additional $2.75 million to the joint venture through the mezzanine financing joint venture resulting in total mezzanine financing provided by the mezzanine financing joint venture of $28.0 million. The amendment also provides that this $28.0 million mezzanine financing invested in the property be elevated in the capital structure to become, in effect, on par with the lender’s mezzanine debt so that the mezzanine financing joint venture receives at least 50% of all returns in excess of the first mortgage.

In March 2014, the joint venture exercised its option to extend the outstanding mortgage and mezzanine debt until April 2015. As of June 30, 2014, the joint venture’s outstanding nonrecourse mortgage loan and mezzanine loan was $53.0 million, in the aggregate, of which $25.0 million was mortgage debt. In addition, the outstanding mezzanine debt owed to affiliates of the joint venture partners was $28.0 million.

The joint venture is in the process of selling units as condominiums, subject to market conditions, and unit buyers will have the opportunity to place their units into the hotel’s rental program. As of June 30, 2014, 258 hotel residences have been sold, of which 133 are in the hotel rental pool and are included in the hotel room count, and 77 hotel residences remain to be sold. In addition to hotel management fees, the Company could also realize fees from the sale of condominium units, although there can be no assurances of any sales in the future.

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

The joint venture obtained a loan of $195.2 million to acquire and develop the hotel, which matured in June 2010. On July 31, 2010, the mortgage loan secured by the hotel was amended to, among other things, provide for extensions of the maturity date to November 2011 with extension options through 2015, subject to certain conditions including a minimum debt service coverage test calculated, based on ratios of net operating income to debt service for specified periods ended September 30th of each year. The joint venture satisfied the extension conditions in 2011 and the maturity of this debt was extended to November 2012. In January 2013, the lender initiated foreclosure proceedings and litigation is ongoing, as discussed further in note 7, “—Litigations Regarding Mondrian SoHo.” As of June 30, 2014, the Mondrian SoHo joint venture’s outstanding mortgage debt secured by the hotel was $196.0 million and deferred interest was $30.1 million.

On February 25, 2013, the owner of Mondrian SoHo, a joint venture in which Morgans Group owns a 20% equity interest, gave notice purporting to terminate the Company’s subsidiary as manager of the hotel. It also filed a lawsuit against the Company seeking termination of the management agreement on the same grounds. This litigation and related litigation were dismissed with prejudice in May 2014, as discussed further in note 7, “—Litigations Regarding Mondrian SoHo.”

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

The Company accounted for this investment under the equity method of accounting through December 31, 2013, until its recording of losses was suspended. As of June 30, 2014, the Company’s investment in this food and beverage venture was zero. Because the Company has written its investment value in the joint venture to zero, for financial reporting purposes, the Company believes its maximum exposure to losses as a result of its involvement in the food and beverage venture at Mondrian South Beach is limited to any outstanding receivables, which are immaterial as of June 30, 2014.

Ames

On June 17, 2008, the Company, Normandy Real Estate Partners, and Ames Hotel Partners entered into a joint venture agreement as part of the development of the Ames hotel in Boston. Ames opened on November 19, 2009.

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

On April 26, 2013, the joint venture closed on a new loan agreement with the mortgage lenders that provided for a reduction of the mortgage debt and an extension of maturity in return for a cash paydown. The Company did not contribute to the cash paydown and instead entered into an agreement with its joint venture partner, as discussed further in note 7.

In May 2013, the hotel owner exercised its right to terminate the Company’s management agreement effective July 17, 2013, and on July 17, 2013 the management agreement terminated. The Company received cash of $1.8 million, of which $0.9 million was recorded in management fee-related parties and other income on the consolidated statement of comprehensive loss during each of the second and third quarters of the year ended December 31, 2013.

Prior to the Company assigning its equity interests in the joint venture to its joint venture partner, net income or loss and cash distributions or contributions were allocated to the partners in accordance with their respective ownership interests. The Company accounted for this investment under the equity method of accounting.

Shore Club

On December 30, 2013, Shore Club was sold to HFZ Capital Group. Phillips International, an affiliate of Shore Club’s former owner, retains an ownership stake. The new owner has publicly stated that it may convert a substantial part of the hotel to condos, and the Company could be replaced as hotel manager. To date, the Company has received no notice of termination of its management agreement, and intends to continue to operate the hotel pursuant to that agreement. However, no assurance can be provided that the Company will continue to do so in the future. As of June 30, 2014, the Company had only an immaterial contingent profit participation equity interest in Shore Club.

Mondrian Istanbul

In December 2011, the Company entered into a new hotel management agreement for an approximately 122 room Mondrian-branded hotel to be located in the Old City area of Istanbul, Turkey. In December 2011 and January 2012, the Company contributed an aggregate of $10.3 million in the form of equity and key money and has a 20% ownership interest in the joint venture owning the hotel. The Company has no additional funding commitments in connection with this project.

Due to the Company’s joint venture partner’s failure to achieve certain agreed milestones in the development of the Mondrian Istanbul hotel, in early 2014, the Company exercised its put option under the joint venture agreement that requires the Company’s joint venture partner to buy back the Company’s equity interests in the Mondrian Istanbul joint venture. The Company’s rights under that joint venture agreement are secured by, among other things, a mortgage on the property. In February 2014, the Company issued a notice of default to its joint venture partner, as they failed to buy back the Company’s equity interests by the contractual deadline, and further notified its joint venture partner that the Company plans to begin foreclosure proceedings as a result of the event of default. The Company initiated foreclosure proceedings on March 11, 2014. The Company’s joint venture partner, and through such joint venture partner, the joint venture itself, have objected to the foreclosure proceeding, as a result of which, the foreclosure proceeding is currently stayed. Additionally, in June 2014, the joint venture purported to notify the Company that it had terminated the hotel management agreement. The Company has objected to such purported notices and intends to vigorously defend against any lawsuit that may result.

5. Other Liabilities

Other liabilities consist of the following (in thousands):

	As of June 30, 2014	As of December 31, 2013
Designer fee claim	$13,866	$13,866
OPP LTIP Units Liability (note 8)	—	25

	$13,866	$13,891

Designer Fee Claim

As of June 30, 2014 and December 31, 2013, other liabilities consist of a liability related to a designer fee claim. The Former Parent had an exclusive service agreement with a hotel designer, pursuant to which the designer has made various claims related to the agreement. Although the Company is not a party to the agreement, it may have certain contractual obligations or liabilities to the Former Parent in connection with the agreement. According to the agreement, the designer was owed a base fee for each designed hotel, plus 1% of gross revenues, as defined in the agreement, for a 10-year period from the opening of each hotel. In addition, the agreement also called for the designer to design a minimum number of projects for which the designer would be paid a minimum fee. A liability amount has been estimated and recorded in these consolidated financial statements before considering any defenses and/or counter-claims that may be available to the Company or the Former Parent in connection with any claim brought by the designer. The estimated costs of the design services were capitalized as a component of the applicable hotel in prior years and were amortized over the five-year estimated life of the related design elements.

6. Debt and Capital Lease Obligations

Debt and capital lease obligations consists of the following (in thousands):

Description	As of June 30, 2014	As of December 31, 2013	Interest rate at June 30, 2014
Hudson/Delano Mortgage (a)	$450,000	$—	5.80% (LIBOR + 5.65%)
Notes secured by Hudson (a)	—	180,000
Clift debt (b)	92,744	91,486	9.60%
Liability to subsidiary trust (c)	50,100	50,100	8.68%
Convertible Notes (d)	84,175	170,698	2.375%
TLG Promissory Notes (e)	19,001	18,807	(f)
Restaurant Lease Note (f)	6,139	6,551	(h)
Capital lease obligations (g)	6,106	6,109	(g)
Revolving credit facility (h)	—	37,000

Debt and capital lease obligation	$708,265	$560,751

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

The net proceeds from the Hudson/Delano 2014 Mortgage Loan, defined below, were applied to (1) repay $180 million of outstanding mortgage debt under the prior mortgage loan secured by Hudson (the “Hudson 2012 Mortgage Loan”), (2) repay $37 million of indebtedness under the Company’s $100 million senior secured revolving credit facility secured by Delano South Beach (the “Delano Credit Facility”), (3) provide cash collateral for reimbursement obligations with respect to a $10.0 million letter of credit under the Delano Credit Facility which was returned to the Company in June 2014, as discussed in note 7, and (4) fund reserves required under the Hudson/Delano 2014 Mortgage Loan, with the remainder available for general corporate purposes and working capital, which may include the repayment of other indebtedness, including the Convertible Notes and TLG Promissory Notes, subject to certain minimum unencumbered asset requirements.

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

The Hudson/Delano 2014 Mortgage Loan contains restrictions on the ability of the borrowers to incur additional debt or liens on their assets and on the transfer of direct or indirect interests in Hudson or Delano South Beach and the owners of Hudson and Delano South Beach and other affirmative and negative covenants and events of default customary for multiple asset commercial mortgage-backed securities loans. The Hudson/Delano 2014 Mortgage Loan is nonrecourse to the Company’s subsidiaries that are the borrowers under the loan, except pursuant to certain carveouts detailed therein. In addition, the Company has provided a customary environmental indemnity and nonrecourse carveout guaranty under which it would have liability with respect to the Hudson/Delano 2014 Mortgage Loan if certain events occur with respect to the borrowers, including voluntary bankruptcy filings, collusive involuntary bankruptcy filings, changes to the Hudson capital lease without prior written consent of the lender, violations of the restrictions on transfers, incurrence of additional debt, or encumbrances of the property of the borrowers. The nonrecourse carveout guaranty requires the Company to maintain minimum unencumbered assets (as defined in the nonrecourse carveout guaranty) until the Company’s outstanding Convertible Notes and TLG Promissory Notes are repaid, extended, refinanced or replaced beyond the term of the Hudson/Delano 2014 Mortgage Loan. Further, the nonrecourse carveout guaranty prohibits the payment of dividends on or repurchase of the Company’s common stock. As of June 30, 2014, the Company was in compliance with these covenants.

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

The lease agreement provides for base annual rent of approximately $6.0 million per year through October 2014. Thereafter, base rent increases at 5-year intervals by a formula tied to increases in the Consumer Price Index, with a maximum increase of 40% and a minimum increase of 20% at October 2014, and a maximum increase of 20% and a minimum increase of 10% at each 5-year rent increase date thereafter. The lease is nonrecourse to the Company.

Morgans Group also entered into an agreement, dated September 17, 2010, whereby Morgans Group agreed to guarantee losses of up to $6 million suffered by the lessors in the event of certain “bad boy” type acts. As of June 30, 2014, there has been no triggering event that would require the Company to recognize a liability related to this guarantee.

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

(d) Convertible Notes

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

In July and August 2014, the Company used cash on hand to repurchase an aggregate of $11.7 million of outstanding Convertible Notes at a discount of approximately $0.1 million plus accrued interest. The Convertible Notes were retired upon repurchase. As of August 7, 2014, the principal amount of the outstanding Convertible Notes is $72.8 million. The Company may continue to, purchase outstanding Convertible Notes in open market purchases, privately negotiated transactions or otherwise. Such purchases will depend on prevailing market conditions and other factors, and there can be no assurance as to when or whether any such purchases may occur.

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

The payment of $18.0 million was based on TLG achieving EBITDA of at least $18.0 million from Non-Morgans EBITDA during the period starting on January 1, 2012 and ending on March 31, 2014, with ratable reduction of the payment if less than $18.0 million of EBITDA is earned. The fair value of the TLG Promissory Notes was estimated each quarter utilizing a Monte Carlo simulation to estimate the probability of the performance conditions being satisfied. The EBITDA targets have been achieved at June 30, 2014 and the fair value of the TLG Promissory Notes of $18.0 million plus accrued interest of $1.0 million is reflected in the Company’s June 30, 2014 consolidated financial statements.

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

As discussed further in note 7, on August 5, 2013, Messrs. Sasson and Masi filed a lawsuit in the Supreme Court of the State of New York against TLG Acquisition and Morgans Group alleging, among other things, breach of contract and an event of default under the TLG Promissory Notes as a result of the Company’s failure to repay the TLG Promissory Notes following an alleged “Change of Control” of the Company in connection with the election of directors at the Company’s 2013 Annual Meeting. On September 26, 2013, the Company filed a motion to dismiss the complaint in its entirety. On February 6, 2014, the court granted the Company’s motion to dismiss. On March 7, 2014, Messrs. Sasson and Masi filed a Notice of Appeal from this decision with the Appellate Division, First Department, and on July 8, 2014, they filed their initial brief in support of that appeal. Briefing of that appeal is ongoing, and the Company’s opposition brief is due August 29, 2014. No date for oral argument of the appeal has been set.

(f) Restaurant Lease Note

As discussed in note 2, in August 2012, the Company acquired the leasehold interests in three food and beverage venues at Mandalay Bay from an existing tenant for $15.0 million in cash at closing and the issuance of a principal-only $10.6 million Restaurant Lease Note to be paid over seven years. The Restaurant Lease Note does not bear interest except in the event of default, as defined in the agreement. In accordance with ASC 470, Debt, the Company imputed interest on the Restaurant Lease Note, which was recorded at its fair value of $7.5 million as of the date of issuance. At June 30, 2014, the balance outstanding recorded on the Restaurant Lease Note is $6.1 million.

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

The Company has allocated both lease payments between the land and building based on their estimated fair values. The portion of the payments allocated to the building has been capitalized at the present value of the future minimum lease payments. The portion of the payments allocable to the land is treated as operating lease payments. The imputed interest rate on both of these leases is 8%, which is based on the Company’s incremental borrowing rate at the time the lease agreement was executed. The capital lease obligations related to the units amounted to approximately $6.1 million as of June 30, 2014 and December 31, 2013, respectively. Substantially all of the principal payments on the capital lease obligations are due at the end of the lease agreements.

The Company has also entered into capital lease obligations, which are immaterial to the Company’s consolidated financial statements, related to equipment at certain of the hotels.

(h) Delano Credit Facility

On July 28, 2011, the Company and certain of its subsidiaries (collectively, the “Borrowers”), entered into a secured credit agreement with Deutsche Bank Securities Inc. as sole lead arranger, Deutsche Bank Trust Company Americas, as agent, and the lenders party thereto.

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

The following table details, as of June 30, 2014 and December 31, 2013, the Company’s key money, equity investment and debt financing commitments for hotels under development as well as potential funding obligations under cash flow guarantees at operating hotels and hotels under development at the maximum amount under the applicable contracts, but excluding contracts where the maximum amount cannot be determined (in thousands):

	As of June 30, 2014 (1)	As of December 31, 2013 (1)
Key money, equity investment and debt financing commitments (2)	$23,706	$22,499
Key money commitments related to terminated project (3)	—	10,000
Cash flow guarantees	13,000	13,000
Cash flow guarantees in dispute (4)	8,000	8,000

Total maximum future funding commitments	$44,706	$53,499

Amounts due within one year (5)	$16,706	$25,499

(1)	The currency translation is based on an exchange rate of the applicable local currency to U.S. dollar using the exchange rate as of the end of the applicable reporting period.
(2)	As of June 30, 2014 and December 31, 2013, these commitments consist of key money commitments. The Company had no equity or debt financing commitments at June 30, 2014 and December 31, 2013.
(3)	As of December 31, 2013, amount reflects the funding of $10.0 million in key money for Mondrian at Baha Mar, which the Company is not obligated to fund due to the termination of the related management agreement in June 2014, discussed further below.
(4)	Reflects an $8.0 million performance cash flow guarantee related to Delano Marrakech, which the Company believes it is not obligated to fund due to the owner’s defaults under the management agreement terms. The Company has terminated its management agreement effective November 12, 2013, discussed further below.
(5)	As of June 30, 2014, amount represents £9.4 million (or approximately $16.0 million) in key money for Mondrian London, which is expected to open on September 30, 2014. As of December 31, 2013, amount represents £9.4 million (or approximately $15.4 million) in key money for Mondrian London and funding of $10.0 million in key money for Mondrian at Baha Mar. The Company is not obligated to fund the key money for Mondrian Baha Mar due to the termination of the related management agreement in June 2014, discussed further below.

In June 2014, the Mondrian at Baha Mar management agreement was terminated due to the failure of hotel owner to obtain a non-disturbance agreement from its lender as required by the management agreement, among other things.

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

In January 2014, the Company signed a franchise agreement for 10 Karakoy, a Morgans Original branded hotel in Istanbul, Turkey. The hotel, which is currently under development, is being converted from office and retail space, is expected to have 71 rooms and open in late 2014. The Company has a $0.7 million key money obligation that will be funded upon the hotel opening, which is included in the table above.

The Company has signed management, license or franchise agreements for new hotels which are in the development stage. As of June 30, 2014, these include the following:

	Expected Room Count	Anticipated Opening	Initial Term
Hotels Currently Under Construction or Renovation:
Mondrian London	360	2014	25 years
Delano Las Vegas (1)	1,114	2014	10 years
10 Karakoy, a Morgans Original, Istanbul (1)	71	2014	15 years
Mondrian Doha	270	2015	30 years
Delano Moscow	160		20 years
Other Signed Agreements:
Mondrian Istanbul	122		20 years
Delano Aegean Sea	150		20 years
Delano Cartagena	211		20 years

(1)	Hotel is subject to a license or franchise agreement.

There can be no assurances that any or all of the Company’s projects listed above will be developed as planned. If adequate project financing is not obtained, these projects may need to be limited in scope, deferred or cancelled altogether, and to the extent the Company has previously funded key money, an equity investment or debt financing on a cancelled project, the Company may be unable to recover the amounts funded.

For example, due to the Company’s joint venture partner’s failure to achieve certain agreed milestones in the development of the Mondrian Istanbul hotel, in early 2014, the Company exercised its put option under the joint venture agreement that requires the Company’s joint venture partner to buy back the Company’s equity interests in the Mondrian Istanbul joint venture. The Company’s rights under that joint venture agreement are secured by, among other things, a mortgage on the property. In February 2014, the Company issued a notice of default to its joint venture partner, as they failed to buy back the Company’s equity interests by the contractual deadline, and further notified its joint venture partner that the Company plans to begin foreclosure proceedings as a result of the event of default. The Company initiated foreclosure proceedings on March 11, 2014. The Company’s joint venture partner, and through such joint venture partner, the joint venture itself, have objected to the foreclosure proceeding, as a result of which, the foreclosure proceeding is currently stayed. Additionally, in June 2014, the joint venture purported to notify the Company that it had terminated the hotel management agreement. The Company has objected to such purported notices and intends to vigorously defend against any lawsuit that may result.

Other Guarantees to Hotel Owners

As discussed above, the Company has provided certain cash flow guarantees to hotel owners in order to secure management contracts.

The Company’s hotel management agreements for Royalton and Morgans contain cash flow guarantee performance tests that stipulate certain minimum levels of operating performance. These performance test provisions give the Company the option to fund a shortfall in operating performance limited to the Company’s earned base fees. If the Company chooses not to fund the shortfall, the hotel owner has the option to terminate the management agreement. As of June 30, 2014, approximately $0.5 million was accrued as a reduction to management fees related to these performance test provisions. The Company’s maximum potential amount of future fundings related to the Royalton and Morgans performance guarantee cannot be determined as of June 30, 2014, but under the hotel management agreements is limited to the Company’s base fees earned.

Operating Joint Venture Hotels Commitments and Guarantees

The following details obligations the Company has or may have related to its operating joint venture hotels as of June 30, 2014.

Mondrian South Beach Mortgage and Mezzanine Agreements. Morgans Group and affiliates of its joint venture partner have agreed to provide standard nonrecourse carve-out guaranties and provide certain limited indemnifications for the Mondrian South Beach mortgage and mezzanine loans. In the event of a default, the lenders’ recourse is generally limited to the mortgaged property or related equity interests, subject to standard nonrecourse carve-out guaranties for “bad boy” type acts. Morgans Group and affiliates of its joint venture partner also agreed to guarantee the joint venture’s obligation to reimburse certain expenses incurred by the lenders and indemnify the lenders in the event such lenders incur liability in connection with certain third-party actions. Morgans Group and affiliates of its joint venture partner have also guaranteed the joint venture’s liability for the unpaid principal amount of any seller financing note provided for condominium sales if such financing or related mortgage lien is found unenforceable, provided they shall not have any liability if the seller financed unit becomes subject to the lien of the lender’s mortgage or title to the seller financed unit is otherwise transferred to the lender or if such seller financing note is repurchased by Morgans Group and/or affiliates of its joint venture at the full amount of unpaid principal balance of such seller financing note. In addition, although construction is complete and Mondrian South Beach opened on December 1, 2008, Morgans Group and affiliates of its joint venture partner may have continuing obligations under construction completion guaranties until all outstanding payables due to construction vendors are paid. As of June 30, 2014, there are remaining payables outstanding to vendors of approximately $0.3 million. Pursuant to a letter agreement with the lenders for the Mondrian South Beach loan, the joint venture agreed that these payables, many of which are currently contested or under dispute, will not be paid from operating funds but only from tax abatements and settlements of certain lawsuits. In the event funds from tax abatements and settlements of lawsuits are insufficient to repay these amounts in a timely manner, the Company and its joint venture partner are required to fund the shortfall amounts.

The Company and affiliates of its joint venture partner also have each agreed to purchase approximately $14 million of condominium units under certain conditions, including an event of default. In the event of a default under the lender’s mortgage or mezzanine loan, the joint venture partners are each obligated to purchase selected condominium units, at agreed-upon sales prices, having aggregate sales prices equal to 1/2 of the lesser of $28.0 million, which is the face amount outstanding on the lender’s mezzanine loan, or the then outstanding principal balance of the lender’s mezzanine loan. The joint venture is not currently in an event of default under the mortgage or mezzanine loan. As of June 30, 2014, there has been no triggering event that would require the Company to recognize a liability related to the construction completion or the condominium purchase guarantees.

Mondrian SoHo. Certain affiliates of the Company’s joint venture partner have agreed to provide a standard nonrecourse carve-out guaranty for “bad boy” type acts and a completion guaranty to the lenders for the Mondrian SoHo loan, for which Morgans Group has agreed to indemnify the joint venture partner and its affiliates up to 20% of such entities’ guaranty obligations, provided that each party is fully responsible for any losses incurred as a result of its own gross negligence or willful misconduct. As of June 30, 2014, there has been no triggering event that would require the Company to recognize a liability related to this indemnity.

Ames. On April 26, 2013, the joint venture closed on a new loan agreement with the mortgage lenders that provided for a reduction of the mortgage debt and an extension of maturity in return for a cash paydown. The Company did not contribute to the cash paydown and instead entered into an agreement with its joint venture partner pursuant to which, among other things, (1) the Company assigned its equity interests in the joint venture to its joint venture partner, (2) the Company agreed to give its joint venture partner the right to terminate its management agreement upon 60 days prior notice in return for an aggregate payment of $1.8 million, and (3) a creditworthy affiliate of the Company’s joint venture partner has assumed all or a portion of the Company’s potential liability with respect to historic tax credit guaranties, with the Company’s liability for any tax credit guaranties capped, in any event, at $3.0 million in the aggregate. The potential liability for historic tax credit guaranties relates to approximately $16.9 million of federal and state historic rehabilitation tax credits that Ames qualified for at the time of its development. As of June 30, 2014, there has been no triggering event that would require the Company to accrue any potential liability related to the historic tax credit guarantee. In May 2013, the hotel owner exercised its right to terminate the Company’s management agreement and it was terminated on July 17, 2013. The termination fee was recorded by the Company in the second and third quarters of 2013.

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

On March 11, 2013, the Company moved to dismiss the lender’s complaint on the grounds that, among other things, the Company’s management agreement is not subject to foreclosure. On April 2, 2013, the lender opposed the Company’s motion to dismiss and cross-moved for summary judgment. On August 12, 2013, the court heard oral argument on both motions, as well as a third motion brought by the Company to strike an affirmation submitted by lender’s attorney. On January 27, 2014, the court granted Morgans Management’s motion to dismiss on the ground that the Company’s subsidiary that manages the hotel is not a proper party to the foreclosure action and that a management contract does not constitute an interest subject to foreclosure, and denied lender’s motion for summary judgment as moot. On March 20, 2014, the lender moved for summary judgment against the remaining four defendants who are seeking foreclosure on four mortgages secured by Mondrian SoHo. By order dated May 27, 2014, the trial court granted the motion for summary judgment to a limited extent, ordering the appointment of a referee to compute the amount but stating that a motion for summary judgment of foreclosure and sale is premature. On July 28, 2014, the trial court appointed a referee.

On February 25, 2013, Sochin JV filed a complaint in the Delaware Chancery Court against Morgans Hotel Group Management LLC and Morgans Group, seeking, among other things, a declaration that plaintiff terminated the management agreement for the hotel, injunctive relief, and an award of damages in an amount to be determined, but alleged to exceed $10 million, plus interest. In addition, the Company, through its equity affiliate, filed a separate action against the owner and its parent in the Delaware Chancery Court for, among other things, breaching fiduciary duties and their joint venture agreement for failing to obtain consent prior to the termination. That action was subsequently consolidated with the termination action. On September 17, 2013, the Delaware Chancery Court heard oral argument on various motions to dismiss and for partial summary judgment in the consolidated actions, following which the court entered orders, on September 20, 2013, ruling that Sochin JV properly terminated the hotel management agreement on agency principles, that Morgans must vacate the hotel forthwith or on whatever other timetable the hotel owner chooses, and that certain claims by the Company’s equity affiliate are dismissed but not its breach of fiduciary duty claim. On September 30, 2013, the Company filed a motion for reconsideration and/or to certify the judgment for appeal. That motion is still pending, and no final order has as yet been issued. By joint stipulation of the parties, granted on March 18, 2014, Sochin JV was required to file its opposition to the motion for reconsideration and to stay by May 9, 2014, following which the court will issue its ruling. The parties also stipulated to move, answer or otherwise respond to the operative complaints, by May 9, 2014. However, on May 9, 2014, by agreement, both of the above-referenced actions in Delaware were dismissed with prejudice.

On April 30, 2013, the Company filed a lawsuit against the majority member of Sochin JV’s parent and its affiliate in New York Supreme Court for damages based on the attempted wrongful termination of the management agreement, defamation, and breach of fiduciary and other obligations under the parties’ joint venture agreement. On August 23, 2013, the owner moved to dismiss that complaint. That motion was fully briefed, and oral argument had been set for June 5, 2014. However, on May 9, 2014, by agreement, the case was dismissed with prejudice.

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

Litigation Regarding TLG Promissory Notes

On August 5, 2013, Messrs. Andrew Sasson and Andy Masi filed a lawsuit in the Supreme Court of the State of New York against TLG Acquisition LLC and Morgans Group LLC relating to the $18 million TLG Promissory Notes. See note 1 and note 6 regarding the background of the TLG Promissory Notes. The complaint alleges, among other things, a breach of contract and an event of default under the TLG Promissory Notes as a result of the Company’s failure to repay the TLG Promissory Notes following an alleged “Change of Control” that purportedly occurred upon the election of the Company’s current Board of Directors on June 14, 2013. The complaint sought payment of Mr. Sasson’s $16 million TLG Promissory Note and Mr. Masi’s $2 million TLG Promissory Note, plus interest compounded to principal, as well as default interest, and reasonable costs and expenses incurred in the lawsuit. On September 26, 2013, the Company filed a motion to dismiss the complaint in its entirety. On February 6, 2014, the Court granted the Company’s motion to dismiss. On March 7, 2014, Messrs. Sasson and Masi filed a Notice of Appeal from this decision with the Appellate Division, First Department, and on July 8, 2014, they filed their initial brief in support of that appeal. Briefing of that appeal is ongoing, and the Company’s opposition brief is due August 29, 2014. No date for oral argument of the appeal has been set.

Litigation Regarding 2013 Deleveraging Transaction, Proxy Litigation Between Mr. Burkle and OTK and Certain of the Company’s Current Directors, and Litigation Regarding Yucaipa Board Observer Rights

On May 5, 2014, the Company and affiliates of Yucaipa, among other litigants, executed and submitted to the Delaware Court of Chancery a Stipulation of Settlement (the “Settlement Stipulation”) which contemplates the partial settlement and dismissal of the Delaware Shareholder Derivative Action and the complete settlement and dismissal of the New York Securities Action, the Proxy Action and the Board Observer Action, all defined below. On July 23, 2014, the Delaware Court of Chancery approved the Settlement Stipulation. Pursuant to its terms, the Settlement Stipulation will not become effective until such approval is no longer subject to further court review (the “Effective Date”).

The Settlement Stipulation provides for the partial settlement and dismissal with prejudice of the action entitled OTK Associates, LLC v. Friedman, et al., C.A. No. 8447-VCL (Del. Ch.) (the “Delaware Shareholder Derivative Action”) and the complete settlement and dismissal with prejudice of the actions entitled Yucaipa American Alliance Fund II L.P., et al. v. Morgans Hotel Group Co., et al., Index No. 652294/2013 (NY Sup.) (the “New York Securities Action”); Burkle v. OTK Associates, LLC, et al., Case No. 13-CIV-4557 (S.D.N.Y.) (the “Proxy Action”); and Yucaipa American Alliance Fund II L.P., et al. v. Morgans Hotel Group Co., Index No. 653455/2013 (NY Sup.) (the “Board Observer Action”) (the foregoing four actions are collectively referred to as the “Actions”).

The Settlement Stipulation provides, among other things, for the following:

•	The Company will pay to the Yucaipa parties in the New York Securities Action an amount equal to $3 million less the aggregate amount of any reasonable and necessary attorneys’ fees and expenses incurred by Mr. Burkle in his defense of the Delaware Shareholder Derivative Action that are paid to him by the Company’s insurers prior to the Effective Date (the “Securities Action Payment”).

•	Mr. Burkle will pay to the Company the amount of all insurance proceeds he recovers from the Company’s insurers after the Effective Date for the reasonable and necessary attorneys’ fees and expenses that he incurred in defense of the Delaware Shareholder Derivative Action and assign to the Company any claims he may have against the Company’s insurers relating to any such reasonable and necessary attorneys’ fees and expenses that the Company’s insurers may fail to pay Mr. Burkle.

•	To the extent not paid by the Company’s insurers, the Company will pay the amount of any reasonable and necessary attorneys’ fees and expenses incurred by Messrs. Friedman, Gault and Sasson (collectively, the “Settling Former Directors”) in defending the Delaware Shareholder Derivative Action, subject to the Settling Former Directors’ assignment to the Company of any claims they have against the Company’s insurers relating to any such unpaid amounts.

•	The Settling Former Directors will pay to the Company a portion of the Securities Action Payment (which cannot presently be quantified because the amount depends on the resolution of pending claims submitted to the Company’s insurers) unless the Company’s insurers pay such amounts to the Company or the Settling Former Directors assign to the Company any claims they have against the Company’s insurers relating to any such amounts that the Company’s insurers fail to pay.

•	OTK and current director Jason T. Kalisman will apply to the Delaware Court of Chancery for an award of payment from the Company of the reasonable and necessary fees and expenses incurred by their counsel in connection with the Delaware Shareholder Derivative Action, excluding those fees and expenses encompassed in the court’s October 31, 2013 order in the Delaware Shareholder Derivative Action. In its July 23, 2014 order approving the Settlement Stipulation, the Delaware Court of Chancery awarded an aggregate amount of approximately $6.5 million (to be reduced by the prior interim award of approximately $2.7 million) to OTK and current director Jason T. Kalisman for their counsel fees and expenses incurred in connection with the Delaware Shareholder Derivative Action which will be paid by the Company. The prior interim award of approximately $2.7 million was paid by the Company’s insurers and the Company expects its insurers to cover the remaining amount of approximately $3.8 million due per the Settlement Stipulation.

•	Plaintiffs and defendants in each of the Actions, apart from the Non-Settling Former Directors who chose not to participate in Settlement Stipulation and against whom the Delaware Shareholder Derivative Action continues, will exchange customary releases which release the parties and certain of their affiliates from claims arising from the subject matters of each of the Actions.

•	Each of the Actions will be dismissed with prejudice and on the merits with each party bearing its own costs, except as to the Non-Settling Former Directors against whom the Delaware Shareholder Derivative Action continues or as specified in the Settlement Stipulation.

The Company cannot currently predict the amount of all the funds it might be required to pay under the Settlement Stipulation. Nor can the Company predict whether its insurers will pay some or all of the amounts that the Company would otherwise be obligated to pay under the Settlement Stipulation; whether the Company would be successful in asserting against its insurers any claims that will or may be assigned to the Company under the terms of the Settlement Stipulation or that the Company has asserted on its own behalf; or what the amount of any such recovery might be. Furthermore, the Company cannot predict whether the Delaware Court of Chancery’s order approving the Settlement Stipulation will be challenged on appeal and, if so challenged, affirmed. Notwithstanding the foregoing, the Company does not expect that the net amount of all payments the Company might ultimately be required to make under the terms of the Settlement Stipulation and after recovery of all insurance proceeds, will be material to financial position of the Company, and as of June 30, 2014, the Company believes its accruals are adequate to cover its contingencies relating to these matters. See Part II, “Item 1. Legal Proceedings” for further discussion of the Actions and Settlement Stipulation.

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

8. Omnibus Stock Incentive Plan

On February 9, 2006, the Board of Directors of the Company adopted the Morgans Hotel Group Co. 2006 Omnibus Stock Incentive Plan. Subsequently and on several occasions, the Company’s Board of Directors adopted, and stockholders approved, amendments to the Omnibus Stock Incentive Plan (the “Stock Plan”), to namely increase the number of shares reserved for issuance under the plan. As of June 30, 2014, the Stock Plan has 14,610,000 shares reserved for issuance.

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

On May 5, 2014, the Compensation Committee of the Board of Directors of the Company issued an aggregate of 127,867 RSUs to certain of the Company’s executive officers and senior management under the Stock Plan. The majority of these grants vest one-third of the amount granted on each of the first three anniversaries of the grant date so long as the recipient continues to be an eligible participant. The estimated fair value of each such RSU granted was based on the closing price of the Company’s common stock on the grant date. In addition, the Company has granted, or may grant, RSUs to certain executives, employees or non-employee directors as part of future annual equity grants or to newly hired or promoted employees from time to time.

Additionally, on May 28, 2014, the Compensation Committee of the Board of Directors of the Company issued an aggregate of 65,912 RSUs, which vested immediately, to Jonathan A. Langer, a member of the Company’s Board of Directors, pursuant to terms of a consulting agreement the Company and Mr. Langer entered into on February 9, 2014, as discussed further in note 10. The estimated fair value of the RSUs granted, which was $495,000, was based on the closing price of the Company’s common stock on the grant date.

A summary of stock-based incentive awards as of June 30, 2014 is as follows (in units, or shares, as applicable):

	Restricted Stock Units	LTIP Units	Stock Options
Outstanding as of January 1, 2014	888,461	1,134,610	1,424,740
Granted during 2014	193,779	—	—
Distributed/exercised during 2014	(679,339)	(83,000)	—
Forfeited during 2014	(93,724)	—	—

Outstanding as of June 30, 2014	309,177	1,051,610	1,424,740

Vested as of June 30, 2014	—	1,051,610	1,424,740

Total stock compensation expense, which is included in corporate expenses on the accompanying consolidated statements of comprehensive loss, was $0.8 million, $1.3 million, $2.7 million, and $2.3 million for the three and six months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014 and December 31, 2013, there were approximately $1.6 million and $3.4 million, respectively, of total unrecognized compensation costs related to unvested share awards, excluding outstanding OPP LTIP Units, as discussed below. As of June 30, 2014, the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 1.4 years.

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

Pursuant to the Outperformance Award Program, each of the senior managers then employed by the Company had the right to receive, an award (an “Award”), in each case reflecting the participant’s right to receive a participating percentage (the “Participating Percentage”) in an outperformance pool if the Company’s total return to stockholders (including stock price appreciation plus dividends) increased by more than 30% (representing a compounded annual growth rate of approximately 9% per annum) over a three-year period from March 20, 2011 to March 20, 2014, of a new series of outperformance long-term incentive units as described below, subject to vesting and the achievement of certain performance targets.

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

9. Preferred Securities and Warrants

Preferred Securities and Warrants Held by Yucaipa Investors

On October 15, 2009, the Company entered into a Securities Purchase Agreement with the Yucaipa Investors. Under the agreement, the Company issued and sold to the Yucaipa Investors (i) $75.0 million of preferred stock comprised of 75,000 shares of the Company’s Series A preferred securities, $1,000 liquidation preference per share, and (ii) warrants to purchase 12,500,000 shares of the Company’s common stock at an exercise price of $6.00 per share, or the Yucaipa Warrants, which are exercisable utilizing a cashless exercise method only, resulting in a net share issuance.

The Series A preferred securities have an 8% dividend rate through October 15, 2014, a 10% dividend rate from October 15, 2014 to October 15, 2016, and a 20% dividend rate thereafter. For so long as the Yucaipa Investors collectively own or have the right to purchase through exercise of the Yucaipa Warrants (assuming a cash rather than a cashless exercise) 875,000 shares of the Company’s common stock, the Company has agreed to use its reasonable best efforts to cause its Board of Directors to nominate and recommend to the Company’s stockholders the election of a person nominated by the Yucaipa Investors as a director of the Company and to use its reasonable best efforts to ensure that the Yucaipa Investors’ nominee is elected to the Company’s Board of Directors at each such meeting. If that nominee is not elected as a director at a meeting of stockholders, the Yucaipa Investors have certain Board of Director observer rights. Further, if the Company does not, within 30 days from the date of such meeting, create an additional seat on the Board of Directors and make available such seat to the nominee, the dividend rate on the Series A preferred securities increases by 4% during any time that a Yucaipa Investors’ nominee is not a member of the Company’s Board of Directors. From July 14, 2013 through May 14, 2014, the dividend rate was 12% as a result of the Yucaipa Investors’ nominee not being elected or appointed to the Company’s Board of Directors.

On May 14, 2014, at the Company’s annual shareholder meeting, a Board of Directors nominee representing the Yucaipa Investors was elected as a director of the Company. At this date, the dividend rate on the Series A preferred securities returned to 8%.

The Company has the option to accrue any and all dividend payments. The cumulative unpaid dividends have a dividend rate equal to the dividend rate on the Series A preferred securities. As of June 30, 2014, the Company had undeclared and unpaid dividends of approximately $38.2 million.

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

The initial carrying value of the Series A preferred securities was recorded at its net present value less costs to issue on the date of issuance. The carrying value will be periodically adjusted for accretion of the discount. As of June 30, 2014, the value of the preferred securities was $64.4 million, which includes cumulative accretion of $16.3 million.

The Company calculated the estimated fair value of the Yucaipa Warrants using the Black-Scholes valuation model, as discussed in note 2.

Convertible Notes Held by Yucaipa Investors

On April 21, 2010, the Company entered into a Waiver Agreement with the Yucaipa Investors, pursuant to which the Yucaipa Investors were permitted to purchase up to $88.0 million in aggregate principal amount of the Convertible Notes within six months of April 21, 2010 and subject to the limitations and conditions set forth therein. From April 21, 2010 to July 21, 2010, the Yucaipa Investors purchased $88.0 million of the Convertible Notes from third parties. On February 28, 2014, the Company entered into a Note Repurchase Agreement with the Yucaipa Investors, pursuant to which the Company repurchased the $88.0 million of Convertible Notes owned by them. Following the closing under the Note Repurchase Agreement, these Convertible Notes were retired.

10. Related Party Transactions

The Company earned management fees, chain services fees and fees for certain technical services and has receivables from hotels it owns through investments in unconsolidated joint ventures. These fees totaled approximately $1.2 million, $2.7 million, $2.4 million, and $4.8 million for the three and six months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014 and December 31, 2013, the Company had receivables from these affiliates of approximately $3.9 million and $3.7 million, respectively, which are included in related party receivables on the accompanying consolidated balance sheets.

On February 9, 2014, the Company entered into a Consulting Agreement with Jonathan A. Langer, a member of the Company’s Board. Under the terms of the Consulting Agreement, Mr. Langer provides services to the Company in connection with various strategic and financial opportunities through December 31, 2014. Pursuant to the Consulting Agreement, in consideration of Mr. Langer’s efforts in connection with the Hudson/Delano 2014 Mortgage Loan, including negotiating with the lenders and overseeing the transaction on the Company’s behalf, Mr. Langer was entitled to a payment of $495,000 (or 0.11% of the aggregate proceeds from the Hudson/Delano 2014 Mortgage Loan), payable in cash or stock, at the Company’s election. In May 2014, the Company issued stock to Mr. Langer as compensation for this fee, as discussed in note 8. Additionally, under the terms of the Consulting Agreement, Mr. Langer may also be compensated for the successful negotiation of a revised hotel management or new franchise agreement with one of the Company’s existing hotels in an amount equal to 2.0% of the projected management, incentive and franchise fees to be earned by the Company during the duration of the management or franchise agreement, plus certain other potential fees not to exceed $250,000. Under the Consulting Agreement, the Company and Mr. Langer may agree in the future to expand the scope of services Mr. Langer is providing to the Company.

As of June 30, 2014 and December 31, 2013, the TLG Promissory Notes and accrued interest due to Messrs. Sasson and Masi had aggregate fair values of approximately $19.0 million and $18.8 million, respectively, as discussed in note 6, which are included in debt and capital lease obligations on the accompanying consolidated balance sheets. During the three and six months ended June 30, 2014 and 2013, the Company recorded $0.4 million, $0.4 million, $0.8 million, and $0.7 million, respectively, of interest expense related to the TLG Promissory Notes.

11. Other Expenses

Restructuring and disposal costs

These expenses primarily relate to costs incurred related to the Company’s corporate restructuring initiatives, such as professional fees, litigation and settlement costs, executive terminations and severance costs related to such restructuring initiatives, including the Termination Plan and proxy contests, and gains and losses on asset disposals as part of major renovation projects. Restructuring and disposal costs consist of the following (in thousands):

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Restructuring costs	$2,688	$4,675	$3,095	$5,182
Severance and related costs	1,299	404	8,367	793
(Gain) loss on asset disposal and other costs	(6)	177	(238)	177

Total	$3,981	$5,256	$11,224	$6,152

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

Development costs

These expenses primarily relate to transaction costs related to the acquisition or termination of projects, internal development payroll and other costs and pre-opening expenses incurred related to new concepts at existing hotel and the development of new hotels, and the write-off of abandoned development projects previously capitalized. Certain prior year amounts have been reclassified to conform to the current year presentation. Development costs consist of the following (in thousands):

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Transaction costs	$2,334	$210	$2,580	$210
Internal development payroll and other	260	244	349	670
Pre-opening expenses	72	123	435	517

Total	$2,666	$577	$3,364	$1,397

12. Deferred Gain on Asset Sales

In 2011, the Company sold Mondrian Los Angeles, Royalton, Morgans, and its 50% equity interest in the joint venture that owned Sanderson and St Martins Lane. The Company continues to operate all of these hotels under long-term management agreements.

In accordance with ASC 360-20, Property, Plant and Equipment, Real Estate Sales, the Company evaluated its accounting for the gain on sales of these assets, noting that the Company continues to have significant continuing involvement in the hotels as a result of long-term management agreements and shares in risks and rewards of ownership. Accordingly, the Company recorded deferred gains of approximately $152.4 million related to the sales of Royalton, Morgans, Mondrian Los Angeles, and the Company’s equity interests in Sanderson and St Martins Lane, which are deferred and recognized as a gain on asset sales over the initial term of the related management agreements. Gain on asset sales for the three and six months ended June 30, 2014 and 2013 were $2.0 million. $2.0 million, $4.0 million, and $4.0 million, respectively.

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

The historical financial data presented herein is the historical financial data for:

•	our three owned hotels, consisting, as of June 30, 2014, of Hudson in New York, Delano South Beach in Miami Beach, and Clift in San Francisco (which we lease under a long-term lease that is treated as a financing) (collectively, our “Owned Hotels”), comprising approximately 1,400 rooms;

•	our owned food and beverage operations, consisting, as of June 30, 2014, of the food and beverage operations located at our Owned Hotels, certain food and beverage operations located at Sanderson, in London, and food and beverage venues at Mandalay Bay in Las Vegas (collectively, our “Owned F&B Operations”);

•	our two joint venture hotels, consisting, as of June 30, 2014, of Mondrian South Beach in Miami Beach and Mondrian SoHo in New York, (together, our “Joint Venture Hotels”) comprising approximately 500 rooms and our investment in the food and beverage venture at Mondrian South Beach in Miami Beach (the “F&B Venture”);

•	our six managed hotels, consisting, as of June 30, 2014, of Royalton and Morgans in New York, Shore Club in Miami Beach, Mondrian in Los Angeles, Sanderson and St Martins Lane in London (collectively, our “Managed Hotels”), comprising approximately 1,200 rooms;

•	our 90% controlling interest in TLG Acquisition, which operates certain locations of our nightclub and food and beverage management business. TLG develops, redevelops and operates numerous venues primarily in Las Vegas pursuant to management agreements with MGM, including nightclubs, restaurants, pool lounges and bars;

•	our investments in certain hotels under development and other proposed properties.

Our corporate strategy is to achieve growth as a boutique hotel management and brand company by leveraging our management experience and one-of-a-kind luxury brands for expansion into major gateway markets and key resort destinations in both domestic and international markets. We intend to achieve growth primarily through the pursuit of new long-term management agreements and, in select situations where we believe third-party managers have the experience and resources to satisfy our high branding standards, franchise or licensing agreements.

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

Several of our hotels are also subject to mortgage and mezzanine debt, and in some instances our management, franchise or license fee is subordinated to the debt. Some of our management, franchise or license agreements also may be terminated by the lenders on foreclosure or certain other related events. With some of our existing management, franchise and license agreements we have negotiated, and with all of our new management, franchise and license agreements for hotels under development we attempt to negotiate, non-disturbance agreements or similar protections with the mortgage lender, or to require that such agreements be entered into upon securing of financing, in order to protect our agreements in the event of foreclosure. However, we are not always successful in imposing these requirements, and some of our new development projects and existing hotels do not have non-disturbance or similar protections, which may make the related agreements subject to termination by the lenders on foreclosure or certain other related events. Even if we have such non-disturbance protections in place, they may be subject to conditions and may be difficult or costly to enforce in a foreclosure situation.

We may also terminate hotel management, franchise or license agreements as circumstances require or as we deem appropriate. For example, in June 2014, the Mondrian at Baha Mar management agreement was terminated due to the failure of the hotel owner to obtain a non-disturbance agreement from its lender as required by the management agreement, among other things.

TLG’s management agreements may be subject to early termination in specified circumstances. For example, the management agreements generally contain, among other covenants, a performance test that stipulates a minimum level of operating performance, and restrictions or requirements related to suitability, capacity, financial stability and compliance with laws and material terms. In 2013, TLG failed performance tests at certain venues, and as a result, TLG agreed with MGM to amend the calculation of base and incentive management fees for all of TLG’s management agreements with MGM effective January 1, 2014, agreed to reductions in minimum levels of operating performance, and agreed to a termination effective April 1, 2014 of TLG’s management agreement for Brand Steakhouse. Many of the management agreements also require that Mr. Masi, whose employment contract expires December 31, 2014, remain employed by or under contract to TLG. We can provide no assurance that we will satisfy these conditions.

Joint Ventures and Non-Wholly Owned Entities. We own partial interests in the Joint Venture Hotels and the F&B Venture. We account for these investments using the equity method as we believe we do not exercise control over significant asset decisions such as buying, selling or financing nor are we the primary beneficiary of the entities. Under the equity method, we increase our investment in unconsolidated joint ventures for our proportionate share of net income and contributions and decrease our investment balance for our proportionate share of net losses and distributions. Once our investment balance in an unconsolidated joint venture is zero, we suspend recording additional losses.

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

Operating Costs and Expenses. Our operating costs and expenses consist of the costs to provide hotel and food and beverage services, costs to operate our hotel and food and beverage management companies, and costs associated with the ownership of our assets, including:

•	Rooms expense. Rooms expense includes the payroll and benefits for the front office, housekeeping, concierge and reservations departments and related expenses, such as laundry, rooms supplies, travel agent commissions and reservation expense. Like rooms revenue, occupancy is a major driver of rooms expense, which has a significant correlation with rooms revenue.

•	Food and beverage expense. Similar to food and beverage revenue, occupancy of the hotels in which we operate food and beverage venues, and the popularity of our restaurants, nightclubs, pool lounges, bars and other food and beverage venues, are the major drivers of food and beverage expense, which has a significant correlation with food and beverage revenue.

•	Other departmental expense. Occupancy is the major driver of other departmental expense, which includes telephone and other expenses related to the generation of other hotel revenue.

•	Hotel selling, general and administrative expense. Hotel selling, general and administrative expense consist of administrative and general expenses, such as payroll and related costs, travel expenses and office rent, advertising and promotion expenses, comprising the payroll of the hotel sales teams, the global sales team and advertising, marketing and promotion expenses for our hotel properties, utility expense and repairs and maintenance expenses, comprising the ongoing costs to repair and maintain our hotel properties.

•	Property taxes, insurance and other. Property taxes, insurance and other consist primarily of insurance costs and property taxes.

•	Corporate expenses, including stock compensation. Corporate expenses consist of the cost of our corporate offices, including the corporate office of TLG, net of any cost reimbursements, which consists primarily of payroll and related costs, stock-based compensation expenses, office rent and legal and professional fees and costs associated with being a public company.

•	Depreciation and amortization expense. Hotel properties are depreciated using the straight-line method over estimated useful lives of 39.5 years for buildings and five years for furniture, fixtures and equipment. We also record amortization expense related to our other assets, such as the TLG management contracts we acquired as part of our acquisition of TLG in November 2011 and the three restaurant leases in Las Vegas that we purchased in August 2012.

•	Restructuring and disposal costs include costs incurred related to our corporate restructuring initiatives, such as professional fees, litigation and settlement costs, executive terminations and severance costs related to such restructuring initiatives, including the Termination Plan and the proxy contests, and losses on asset disposals as part of major renovation projects.

•	Development costs include transaction costs related to the acquisition or termination of projects, internal development payroll and other costs and pre-opening expenses incurred related to new concepts at existing hotel and the development of new hotels, and the write-off of abandoned development projects previously capitalized.

•	Impairment loss on receivables and other assets from unconsolidated joint venture and managed hotel includes impairment costs incurred related to receivables deemed uncollectible from an unconsolidated joint venture and managed hotel and other assets related to such managed hotel which have been deemed to have no value.

Other Items

•	Interest expense, net. Interest expense, net includes interest on our debt and amortization of financing costs and is presented net of interest income.

•	Equity in (income) loss of unconsolidated joint ventures. Equity in (income) loss of unconsolidated joint ventures constitutes our share of the net profits and losses of our Joint Venture Hotels, our F&B Venture and our investments in hotels under development in which we have an equity interest. Further, we and our joint venture partners review our Joint Venture Hotels and F&B Venture for other-than-temporary declines in market value. In this analysis of fair value, we use discounted cash flow analysis to estimate the fair value of our investment taking into account expected cash flow from operations, holding period and net proceeds from the dispositions of the property. Any decline that is not expected to be recovered is considered other-than-temporary and an impairment charge is recorded as a reduction in the carrying value of the investment.

•	Gain on asset sales. We recorded deferred gains related to the sales of Royalton, Morgans, Mondrian Los Angeles, and our ownership interests in Sanderson and St Martins Lane, as discussed in note 12 of our consolidated financial statements. As we have significant continuing involvement with these hotels through long-term management agreements, the gains on sales are deferred and recognized over the initial term of the related management agreement.

•	Other non-operating expenses include costs associated with discontinued operations and previously owned hotels, both consolidated and unconsolidated, transaction costs related to business acquisitions, changes in the fair value of certain debt and equity instruments, miscellaneous litigation and settlement costs and other expenses that relate to our financing and investing activities.

•	Income tax expense (benefit). All of our foreign subsidiaries are subject to local jurisdiction corporate income taxes. Income tax expense is reported at the applicable rate for the periods presented. We are subject to Federal and state income taxes. Income taxes for the three and six months ended June 30, 2014 and 2013 were computed using our calculated effective tax rate. We also recorded net deferred taxes related to cumulative differences in the basis recorded for certain assets and liabilities. We established a reserve on the deferred tax assets based on the ability to utilize net operating loss carryforwards.

•	Noncontrolling interest income (loss). Noncontrolling interest is the income (loss) attributable to the holders of membership units in Morgans Group, our operating company, owned by Residual Hotel Interest LLC, our former parent, as discussed in note 1 of our consolidated financial statements and the 10% ownership interest in TLG that is held by certain prior owners of TLG.

•	Preferred stock dividends and accretion. Dividends attributable to our outstanding preferred stock and the accretion of the fair value discount on the issuance of the preferred stock are reflected as adjustments to our net loss to arrive at net loss attributable to common stockholders, as discussed in note 9 of our consolidated financial statements.

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

The pace of new lodging supply has increased over the past several years as many projects initiated before the economic downturn came to fruition and new projects commenced as the economy recovered. For example, we witnessed new competitive luxury and boutique properties opening between 2008 and into 2014 in some of our markets, particularly in New York, Miami, and London which have impacted our performance in these markets and may continue to do so.

RevPAR at System-Wide Comparable Hotels, all of which are located in the United States and includes all Morgans Hotel Group branded hotels operated by the Company, except for hotels added or under major renovation during the current or the prior year, development projects and discontinued operations, increased by 6.4% in the second quarter of 2014 from the comparable period in 2013, driven by a 3.4% increase in occupancy and 2.9% increase in ADR.

RevPAR from System-Wide Comparable Hotels in New York increased 2.8% in the second quarter of 2014 over the same period in 2013, led by an increase in occupancy of 2.5%. RevPAR at Hudson increased by 0.5% during the second quarter of 2014 as compared to the same period in 2013. Occupancy at Hudson increased by 2.5% to 94.9% year-over-year reflecting strong demand, while ADR declined 1.9% as a major nearby competitor was under renovation in 2013 and fully operational in 2014. Mondrian SoHo’s RevPAR increased by 7.9% during the second quarter of 2014 as compared to the same period in 2013, driven by a 4.2% increase in ADR.

RevPAR from System-Wide Comparable Hotels in Miami increased 11.8% in the second quarter of 2014 as compared to the same period in 2013. This increase was led by Delano South Beach, which experienced a RevPAR increase of 14.0% primarily as a result of a 9.5% increase in occupancy.

Our System-Wide Comparable Hotels on the West Coast generated 10.2% RevPAR growth in the second quarter of 2014 as compared to the same period in 2013, led by Clift, where RevPAR increased by 11.2%.

Our managed hotels in London, Sanderson and St Martins Lane, are non-comparable due to a major room renovation that began in the first quarter of 2014 resulting in a decrease in RevPAR of approximately 27.5% in average dollars due to rooms being out of service during the second quarter of 2014.

Operating Results

Comparison of Three Months Ended June 30, 2014 to Three Months Ended June 30, 2013

The following table presents our operating results for the three months ended June 30, 2014 and 2013, including the amount and percentage change in these results between the two periods. The consolidated operating results for the three months ended June 30, 2014 are comparable to the consolidated operating results for the three months ended June 30, 2013, with the exception of the transfer of our ownership interest in the food and beverage venues at St Martins Lane in London deemed to be effective January 1, 2014, the transfer of our ownership interest in Ames in April 2013, the termination of our management agreement at Ames in July 2013, and the termination of our management agreement for Delano Marrakech effective November 12, 2013. The consolidated operating results are as follows:

	Three Months Ended
	June 30, 2014	June 30, 2013	Changes ($)	Changes (%)
	(Dollars in thousands)
Revenues:
Rooms	$33,118	$31,454	$1,664	5.3%
Food and beverage	21,004	20,278	726	3.6
Other hotel	1,467	1,126	341	30.3

Total hotel revenues	55,589	52,858	2,731	5.2
Management fee-related parties and other income	5,859	7,849	(1,990)	(25.4)

Total revenues	61,448	60,707	741	1.2

Operating Costs and Expenses:
Rooms	9,527	9,238	289	3.1
Food and beverage	15,028	14,694	334	2.3
Other departmental	797	794	3	0.4
Hotel selling, general and administrative	10,465	10,831	(366)	(3.4)
Property taxes, insurance and other	4,316	4,279	37	0.9

Total hotel operating expenses	40,133	39,836	297	0.7
Corporate expenses, including stock compensation	6,019	8,365	(2,346)	(28.0)
Depreciation and amortization	6,681	6,780	(99)	(1.5)
Restructuring and disposal costs	3,981	5,256	(1,275)	(24.3)
Development costs	2,666	577	2,089	(1)
Impairment loss on receivables and other assets from unconsolidated joint venture and managed hotel	—	5,775	(5,775)	(100.0)

Total operating costs and expenses	59,480	66,589	(7,109)	(10.7)

Operating income (loss)	1,968	(5,882)	7,850	(1)
Interest expense, net	12,935	11,560	1,375	11.9
Equity in (income) loss of unconsolidated joint venture	(2)	336	(338)	(100.6)
Gain on asset sales	(2,005)	(2,005)	—	—
Other non-operating expenses	430	181	249	137.6

Loss before income tax expense	(9,390)	(15,954)	6,564	(41.1)
Income tax expense	66	236	(170)	(72.0)

Net loss	(9,456)	(16,190)	6,734	(41.6)
Net (income) loss attributable to non controlling interest	(263)	182	(445)	(1)

Net loss attributable to Morgans Hotel Group	(9,719)	(16,008)	6,289	(39.3)
Preferred stock dividends and accretion	3,987	3,026	961	31.8

Net loss attributable to common stockholders	$(13,706)	$(19,034)	$5,328	(28.0)%

(1)	Not meaningful.

Total Hotel Revenues. Total hotel revenues increased 5.2% to $55.6 million for the three months ended June 30, 2014 compared to $52.9 million for the three months ended June 30, 2013. This increase was primarily due to increased occupancy at our Owned Hotels. The components of RevPAR from our Owned Hotels for the three months ended June 30, 2014 and 2013 are summarized as follows (in actual dollars):

	Three Months Ended
	June 30, 2014	June 30, 2013	Change ($)	Change (%)
Occupancy	92.1%	88.9%	—	3.6%
ADR	$276	$271	$5	1.6%
RevPAR	$254	$241	$13	5.3%

Rooms revenue increased 5.3% to $33.1 million for the three months ended June 30, 2014 compared to $31.5 million for the three months ended June 30, 2013. This increase was primarily due to increases in occupancy and ADR at Delano South Beach and Clift in San Francisco during the three months ended June 30, 2014 as compared to the same period in 2013.

Food and beverage revenue increased 3.6% to $21.0 million for the three months ended June 30, 2014 compared to $20.3 million for the three months ended June 30, 2013. This increase was primarily due to an increase of approximately $2.0 million from our three leased food and beverage venues at Mandalay Bay in Las Vegas, due to the opening of a third restaurant in July 2013. The increase was also due to increases in revenues of approximately $0.9 million at Hudson due to Hudson Common, the restaurant at Hudson which opened in February 2013, and Henry, a bar at Hudson which opened during the third quarter of 2013. Slightly offsetting these increases was a decrease of $2.3 million related to the effective transfer of the food and beverage venues at St Martins Lane in London to the hotel owner effective January 1, 2014.

Other hotel revenue increased 30.3% to $1.5 million for the three months ended June 30, 2014 compared to $1.1 million for the three months ended June 30, 2013. This increase was primarily due to increased internet revenues at Hudson during the three months ended June 30, 2014 as compared to the same period in 2013, which was the result of a change in internet pricing strategy that became effective January 1, 2014.

Management Fee—Related Parties and Other Income. Management fee—related parties and other income decreased by 25.4% to $5.9 million for the three months ended June 30, 2014 compared to $7.8 million for the three months ended June 30, 2013. Approximately $0.9 million of this decrease was due to a termination fee related to Ames that we received during the second quarter of 2013. Excluding one-time items, management fees primarily decreased as a result of a decrease in fees from TLG primarily due to revisions in the management fee structure with MGM effective January 1, 2014. Additionally, we experienced a decrease in management fees from managed hotels, primarily due to the loss of the Ames management contract, major renovations at Sanderson and St Martins Lane which began during the first quarter of 2014, and lower technical service fees.

The components of RevPAR from such comparable managed hotels, which includes Morgans, Royalton, Shore Club, and Mondrian Los Angeles, for the three months ended June 30, 2014 and 2013 are summarized as follows (in actual dollars):

	Three Months Ended
	June 30, 2014	June 30, 2013	Change ($)	Change (%)
Occupancy	82.1%	79.7%	—	3.0%
ADR	$309	$296	$13	4.3%
RevPAR	$253	$236	$17	7.5%

Operating Costs and Expenses

Rooms expense increased 3.1% to $9.5 million for the three months ended June 30, 2014 compared to $9.2 million for the three months ended June 30, 2013. This increase is slightly less than the increase in rooms revenue, discussed above, due to restructuring initiatives implemented on May 1, 2014.

Food and beverage expense increased 2.3% to $15.0 million for the three months ended June 30, 2014 compared to $14.7 million for the three months ended June 30, 2013. This is consistent with the increase in food and beverage revenue, discussed above, and is primarily due to the expenses associated with the three leased food and beverage venues at Mandalay Bay in Las Vegas, at Hudson Common, the restaurant at Hudson which opened in February 2013, and Henry, a bar at Hudson which opened during the third quarter of 2013. Slightly offsetting these increases was a decrease in food and beverage expenses related to the effective transfer of the food and beverage venues at St Martins Lane in London to the hotel owner January 1, 2014.

Other departmental expense was relatively flat with an increase of 0.4% to $0.8 million for the three months ended June 30, 2014 compared to $0.8 million for the three months ended June 30, 2013.

Hotel selling, general and administrative expense decreased 3.4% to $10.5 million for the three months ended June 30, 2014 compared to $10.8 million for the three months ended June 30, 2013 primarily as a result of the restructuring initiatives implemented on May 1, 2014.

Property taxes, insurance and other expense was relatively flat with an increase of 0.9% to $4.3 million for the three months ended June 30, 2014 compared to $4.3 million for the three months ended June 30, 2013.

Corporate expenses, including stock compensation decreased 28.0% to $6.0 million for the three months ended June 30, 2014 compared to $8.4 million for the three months ended June 30, 2013. This decrease was primarily due to savings resulting from our March 10, 2014 implementation of the plan of termination (the “Termination Plan”) that resulted in a workforce reduction of our corporate office employees coupled with our ongoing efforts to reduce general overhead costs and Board of Directors fees.

Depreciation and amortization was relatively flat with a decrease of 1.5% to $6.7 million for the three months ended June 30, 2014 compared to $6.8 million for the three months ended June 30, 2013.

Restructuring and disposal costs decreased 24.3% to $4.0 million for the three months ended June 30, 2014 compared to $5.3 million for the three months ended June 30, 2013. This decrease was primarily due to legal and advisory fees incurred during the three months ended June 30, 2013 relating to the 2013 Deleveraging Transaction, discussed further in note 7 to our consolidated financial statements.

Development costs increased to $2.7 million for the three months ended June 30, 2014 compared to $0.6 million for the three months ended June 30, 2013. This increase was primarily due to costs incurred in 2014 related to the termination of the management agreement for Mondrian at Baha Mar, including the write-off of previously capitalized interest, and costs associated with the initiation of foreclosure proceedings related to Mondrian Istanbul, as discussed further in note 7 to our consolidated financial statements.

Impairment loss on receivables and other assets from unconsolidated joint venture and managed hotel was zero for the three months ended June 30, 2014 compared to $5.8 million for the three months ended June 30, 2013. During the three months ended June 30, 2013, we impaired certain outstanding receivables due from Mondrian SoHo and Delano Marrakech, as management concluded that collection of these receivables was uncertain, and we impaired the balance of our key money investment in Delano Marrakech. There were no comparable impairment charges in 2014.

Interest expense, net increased 11.9% to $12.9 million for the three months ended June 30, 2014 compared to $11.6 million for the three months ended June 30, 2013. This increase was primarily due to the Hudson/Delano 2014 Mortgage Loan, which closed in February 2014, and resulted in a larger debt balance outstanding during the second quarter of 2014 as compared the same period in 2013.

Equity in (income) loss of unconsolidated joint ventures resulted in an immaterial gain for the three months ended June 30, 2014 compared to a loss of $0.3 million for the three months ended June 30, 2013. We no longer record our share of equity in earnings or losses on a majority of our unconsolidated joint ventures, as we have written our investment balances down to zero due to impairments recorded in prior periods.

The components of RevPAR from our comparable Joint Venture Hotels for the three months ended June 30, 2014 and 2013, which includes Mondrian South Beach and Mondrian SoHo and excludes Ames, in which we no longer owned any equity interests effective April 26, 2013, and Shore Club, in which we have only an immaterial contingent profit participation equity interest as of June 30, 2014, are summarized as follows:

	Three Months Ended
	June 30, 2014	June 30, 2013	Change ($)	Change (%)
Occupancy	84.8%	81.9%	—	3.5%
ADR	$320	$306	$14	4.5%
RevPAR	$271	$251	$20	8.2%

Other non-operating expenses increased 137.6% to $0.4 million for the three months ended June 30, 2014 as compared to $0.2 million for the three months ended June 30, 2013. This increase was primarily due to settlement and litigation related costs.

Income tax expense decreased 72.0% to $0.1 million for the three months ended June 30, 2014 as compared to $0.2 million for the three months ended June 30, 2013. This slight decrease is primarily due to reduced tax rates and a decline in operating results at our foreign subsidiary.

Comparison of Six Months Ended June 30, 2014 to Six Months Ended June 30, 2013

The following table presents our operating results for the six months ended June 30, 2014 and 2013, including the amount and percentage change in these results between the two periods. The consolidated operating results for the six months ended June 30, 2014 are comparable to the consolidated operating results for the six months ended June 30, 2013, with the exception of the transfer of our ownership interest in the food and beverage venues at St Martins Lane in London deemed to be effective January 1, 2014, the transfer of our ownership interest in Ames in April 2013, the termination of our management agreement at Ames in July 2013, the termination of our management agreement at Las Palapas in March 2013, and the termination of our management agreement for Delano Marrakech effective November 12, 2013. The consolidated operating results are as follows:

	Six Months Ended
	June 30, 2014	June 30, 2013	Changes ($)	Changes (%)
	(Dollars in thousands)
Revenues:
Rooms	$60,112	$57,353	$2,759	4.8%
Food and beverage	42,925	39,499	3,426	8.7
Other hotel	2,785	2,242	543	24.2

Total hotel revenues	105,822	99,094	6,728	6.8
Management fee-related parties and other income	11,250	14,264	(3,014)	(21.1)

Total revenues	117,072	113,358	3,714	3.3

Operating Costs and Expenses:
Rooms	18,539	18,047	492	2.7
Food and beverage	30,568	28,508	2,060	7.2
Other departmental	1,569	1,616	(47)	(2.9)
Hotel selling, general and administrative	21,702	21,640	62	0.3
Property taxes, insurance and other	8,246	8,561	(315)	(3.7)

Total hotel operating expenses	80,624	78,372	2,252	2.9
Corporate expenses, including stock compensation	13,901	15,715	(1,814)	(11.5)
Depreciation and amortization	15,083	13,421	1,662	12.4
Restructuring and disposal costs	11,224	6,152	5,072	82.4
Development costs	3,364	1,397	1,967	140.8
Impairment loss on receivables and other assets from unconsolidated joint venture and managed hotel	—	5,775	(5,775)	(100.0)

Total operating costs and expenses	124,196	120,832	3,364	2.8

Operating loss	(7,124)	(7,474)	350	(4.7)
Interest expense, net	28,933	22,849	6,084	26.6
Equity in (income) loss of unconsolidated joint venture	(4)	495	(499)	(100.8)
Gain on asset sales	(4,010)	(4,010)	—	—
Other non-operating expenses	1,126	479	647	135.1

Loss before income tax expense	(33,169)	(27,287)	(5,882)	21.6
Income tax expense	229	436	(207)	(47.5)

Net loss	(33,398)	(27,723)	(5,675)	20.5
Net (income) loss attributable to non controlling interest	(456)	298	(754)	(1)

Net loss attributable to Morgans Hotel Group	(33,854)	(27,425)	(6,429)	23.4
Preferred stock dividends and accretion	8,354	5,939	2,415	40.7

Net loss attributable to common stockholders	$(42,208)	$(33,364)	$(8,844)	26.5%

(1)	Not meaningful.

Total Hotel Revenues. Total hotel revenues increased 6.8% to $105.8 million for the six months ended June 30, 2014 compared to $99.1 million for the six months ended June 30, 2013. This increase was primarily due to increased occupancy at our Owned Hotels. The components of RevPAR from our Owned Hotels for the six months ended June 30, 2014 and 2013 are summarized as follows (in actual dollars):

	Six Months Ended
	June 30, 2014	June 30, 2013	Change ($)	Change (%)
Occupancy	87.3%	83.7%	—	4.3%
ADR	$266	$264	$2	0.5%
RevPAR	$232	$221	$11	4.8%

Rooms revenue increased 4.8% to $60.1 million for the six months ended June 30, 2014 compared to $57.4 million for the six months ended June 30, 2013. This increase was primarily due to increases in occupancy at Delano South Beach and increases in ADR at Clift in San Francisco during the six months ended June 30, 2014 as compared to the same period in 2013.

Food and beverage revenue increased 8.7% to $42.9 million for the six months ended June 30, 2014 compared to $39.5 million for the six months ended June 30, 2013. This increase was primarily due to an increase of approximately $5.9 million from our three leased food and beverage venues at Mandalay Bay in Las Vegas, the first of which opened in late December 2012, the second restaurant opened in February 2013 and the third restaurant opened in July 2013. The increase was also due to increases in revenues of approximately $2.1 million at Hudson due to Hudson Common, the restaurant at Hudson which opened in February 2013, and Henry, a bar at Hudson which opened during the third quarter of 2013. Offsetting these increases was a decrease of $4.8 million related to the effective transfer of the food and beverage venues at St Martins Lane in London to the hotel owner effective January 1, 2014.

Other hotel revenue increased 24.2% to $2.8 million for the six months ended June 30, 2014 compared to $2.2 million for the six months ended June 30, 2013. This increase was primarily due to increased internet revenues at Hudson during the six months ended June 30, 2014 as compared to the same period in 2013, which is the result of a change in internet pricing strategy that became effective January 1, 2014.

Management Fee—Related Parties and Other Income. Management fee—related parties and other income decreased by 21.1% to $11.3 million for the six months ended June 30, 2014 compared to $14.3 million for the six months ended June 30, 2013. Approximately $1.4 million of this decrease was due to a termination fees related to Hotel Las Palapas and Ames that we received during the six months ended June 30, 2013. Excluding one-time items, management fees primarily decreased as a result of a decrease in fees from TLG primarily due to revisions in the management fee structure with MGM effective January 1, 2014. Additionally, we experienced a decrease in management fees from managed hotels, primarily due to the loss of the Ames management contract, major renovations at Sanderson and St Martins Lane which began during the first quarter of 2014, and lower technical service fees.

The components of RevPAR from such comparable managed hotels, which includes Morgans, Royalton, Shore Club, and Mondrian Los Angeles, for the six months ended June 30, 2014 and 2013 are summarized as follows (in actual dollars):

	Six Months Ended
	June 30, 2014	June 30, 2013	Change ($)	Change (%)
Occupancy	82.1%	80.8%	—	1.6%
ADR	$312	$303	$9	2.9%
RevPAR	$256	$245	$11	4.6%

Operating Costs and Expenses

Rooms expense increased 2.7% to $18.5 million for the six months ended June 30, 2014 compared to $18.0 million for the six months ended June 30, 2013. This increase is less than the increase in rooms revenue, discussed above, due to restructuring initiatives implemented on May 1, 2014.

Food and beverage expense increased 7.2% to $30.6 million for the six months ended June 30, 2014 compared to $28.5 million for the six months ended June 30, 2013. This is consistent with the increase in food and beverage revenue, discussed above, and is primarily due to the expenses associated with the three leased food and beverage venues at Mandalay Bay in Las Vegas, at Hudson Common, the restaurant at Hudson which opened in February 2013, and Henry, a bar at Hudson which opened during the third quarter of 2013. Slightly offsetting these increases was a decrease in food and beverage expenses related to the effective transfer of the food and beverage venues at St Martins Lane in London to the hotel owner January 1, 2014.

Other departmental expense decreased 2.9% to $1.6 million for the six months ended June 30, 2014 compared to $1.6 million for the six months ended June 30, 2013. This slight decrease was primarily the result of decreased expenses related to the operation of the spa at Delano South Beach. Effective January 1, 2014, the spa at Delano South Beach was leased to a third party operator.

Hotel selling, general and administrative expense was relatively flat with a 0.3% to $21.7 million for the six months ended June 30, 2014 compared to $21.6 million for the six months ended June 30, 2013. This increase was primarily due to increased occupancy at Hudson and higher heat, light and power and other related costs, as a result of an extremely cold 2014 winter in New York City as compared to the same period in 2013. Slightly offsetting this increase was a decrease in advertising and promotional expenses due to cost-control measures taken during the six months ended June 30, 2014.

Property taxes, insurance and other expense decreased 3.7% to $8.2 million for the six months ended June 30, 2014 compared to $8.6 million for the six months ended June 30, 2013. This is primarily due to a real estate tax refund received at Delano South Beach during the second quarter of 2014 coupled with a decrease in related expenses due to the transfer of the food and beverage venues at St Martins Lane in London to the hotel owner effective January 1, 2014.

Corporate expenses, including stock compensation decreased 11.5% to $13.9 million for the six months ended June 30, 2014 compared to $15.7 million for the six months ended June 30, 2013. This decrease was primarily due to savings resulting from our Termination Plan implemented in March 2014 that resulted in a workforce reduction of our corporate office employees coupled with our ongoing efforts to reduce general overhead costs and Board of Directors fees.

Depreciation and amortization increased 12.4% to $15.0 million for the six months ended June 30, 2014 compared to $13.4 million for the six months ended June 30, 2013. This increase was primarily due to the increased depreciation related to the renovation of certain food and beverage outlets at Hudson in 2013 and the conversion of single room dwelling units (“SROs”) into new guestrooms at Hudson in early 2013.

Restructuring and disposal costs increased 82.4% to $11.2 million for the six months ended June 30, 2014 compared to $6.2 million for the six months ended June 30, 2013. This increase was primarily due to severance and related costs incurred in early 2014 relating to the Termination Plan. Costs incurred during 2013 primarily related to legal and advisory fees incurred in connection with the 2013 Deleveraging Transaction, discussed further in note 7 to our consolidated financial statements.

Development costs increased $2.0 million to $3.4 million for the six months ended June 30, 2014 compared to $1.4 million for the six months ended June 30, 2013. This increase was primarily due to costs incurred in 2014 related to the termination of the management agreement for Mondrian at Baha Mar and costs associated with the initiation of foreclosure proceedings related to Mondrian Istanbul, as discussed further in note 7 to our consolidated financial statements.

Impairment loss on receivables and other assets from unconsolidated joint venture and managed hotel was zero for the six months ended June 30, 2014 compared to $5.8 million for the six months ended June 30, 2013. During the six months ended June 30, 2013, we impaired certain outstanding receivables due from Mondrian SoHo and Delano Marrakech, as management concluded that collection of these receivables was uncertain, and we impaired the balance of our key money investment in Delano Marrakech. There were no comparable impairment charges in 2014.

Interest expense, net increased 26.6% to $28.9 million for the six months ended June 30, 2014 compared to $22.8 million for the six months ended June 30, 2013. This increase was primarily due to a $2.2 million exit fee related to the repayment of the Hudson 2012 Mortgage Loan in February 2014, defined below, and the Hudson/Delano 2014 Mortgage Loan, which closed in February 2014, resulting in a larger debt balance outstanding during the first six months of 2014 as compared the same period in 2013.

Equity in (income) loss of unconsolidated joint ventures resulted in an immaterial gain for the six months ended June 30, 2014 compared to a loss of $0.5 million for the six months ended June 30, 2013. We no longer record our share of equity in earnings or losses on a majority of our unconsolidated joint ventures, as we have written our investment balances down to zero due to impairments recorded in prior periods.

The components of RevPAR from our comparable Joint Venture Hotels for the six months ended June 30, 2014 and 2013, which includes Mondrian South Beach and Mondrian SoHo and excludes Ames, in which we no longer owned any equity interests effective April 26, 2013, and Shore Club, in which we have only an immaterial contingent profit participation equity interest as of June 30, 2014, are summarized as follows:

	Six Months Ended
	June 30, 2014	June 30, 2013	Change ($)	Change (%)
Occupancy	84.8%	85.6%	—	(0.9)%
ADR	$313	$300	$13	4.5%
RevPAR	$265	$256	$9	3.5%

Other non-operating expenses increased 135.1% to $1.1 million for the six months ended June 30, 2014 as compared to $0.5 million for the six months ended June 30, 2013. This increase was primarily due to settlement and litigation related costs incurred in 2014.

Income tax expense decreased 47.5% to $0.2 million for the six months ended June 30, 2014 as compared to $0.4 million for the six months ended June 30, 2013. This slight decrease was primarily due to reduced tax rates and a decline in operating results at our foreign subsidiary.

Liquidity and Capital Resources

As of June 30, 2014, we had approximately $133.0 million in cash and cash equivalents.

In February 2014, certain of our subsidiaries entered into a new mortgage financing consisting of nonrecourse mortgage and mezzanine loans in the aggregate principal amount of $450.0 million, secured by mortgages encumbering Delano South Beach and Hudson and pledges of equity interests in certain of our subsidiaries (collectively, the “Hudson/Delano 2014 Mortgage Loan”), as discussed further in “—Debt.” The net proceeds from the Hudson/Delano 2014 Mortgage Loan were applied to (1) repay $180 million of outstanding mortgage debt under the prior mortgage loan secured by Hudson (the “Hudson 2012 Mortgage Loan”), (2) repay $37 million of indebtedness under our $100.0 million senior secured revolving credit facility secured by Delano South Beach (the “Delano Credit Facility”), (3) provide cash collateral for reimbursement obligations with respect to a $10.0 million letter of credit under the Delano Credit Facility which was returned to the Company in June 2014, as discussed above, and (4) fund reserves required under the Hudson/Delano 2014 Mortgage Loan, with the remainder available for general corporate purposes and working capital, which may include the repayment of other indebtedness, including the 2.375% Senior Subordinated Convertible Notes (“Convertible Notes”) and TLG Promissory Notes, subject to certain minimum unencumbered asset requirements.

On February 28, 2014, in connection with the Yucaipa Note Repurchase, we repurchased $88.0 million of outstanding Convertible Notes for an amount equal to their principal balance plus accrued interest. We used cash on hand, including proceeds of the Hudson/Delano 2014 Mortgage Loan for this repurchase. In July and August 2014, we repurchased an additional $11.7 million of outstanding Convertible Notes at a discount of approximately $0.1 million plus accrued interest. We may continue to purchase outstanding Convertible Notes in open market purchases, privately negotiated transactions or otherwise. Such purchases will depend on prevailing market conditions and other factors, and there can be no assurance as to when or whether any such purchases may occur.

We intend to utilize our liquidity, along with our operating cashflow, to satisfy our short-term and long-term liquidity requirements, as described in more detail below, and for general corporate purposes. We believe we have sufficient cash to meet these obligations.

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

Our remaining outstanding Convertible Notes, as described under “—Debt,” with a face value of $72.8 million on August 7, 2014, mature on October 15, 2014. We intend to utilize cash on hand to retire the Convertible Notes.

Additionally, the TLG Promissory Notes, which are obligations related to our acquisition of TLG, mature in November 2015, although we may consider retiring the TLG Promissory Notes prior to the November 2015 maturity due to the increase in the interest rate from 8% to 18% in November 2014. At June 30, 2014, the balance of the TLG Promissory Notes was $19.0 million, which includes the original principal balance plus deferred interest of $1.0 million.

Also as part of our acquisition of TLG, each of Messrs. Sasson and Masi received the right to require Morgans Group to purchase his 5% equity interest in TLG at any time after November 30, 2014 at a purchase price equal to his percentage equity ownership interest multiplied by the product of seven times the Non-Morgans EBITDA for the preceding 12 months, subject to certain adjustments (the “Sasson-Masi Put Options”). The estimated aggregate purchase price for the Sasson-Masi Put Options, which become exercisable in December 2014, is approximately $5.8 million based on the contractual formula applied as of June 30, 2014.

At Hudson, we are currently converting eight additional SROs, together with other space, into 12 new guest rooms. We anticipate 10 of these new guestrooms will be completed in the third quarter in 2014, with the remaining two completed in the fourth quarter, at a total cost of approximately $2.3 million. After this conversion is complete, we will have 60 SROs remaining at Hudson, which we intend to convert into guest rooms in the future.

We are focused on growing our portfolio, primarily with our core brands, in major gateway markets and key resort destinations. In order to obtain long-term management contracts, we have committed to contribute capital in various forms on hotel development projects. These include equity investments, key money and cash flow guarantees to hotel owners. The cash flow guarantees generally have a stated maximum amount of funding and a defined term. The terms of the cash flow guarantees to hotel owners generally require us to fund if the hotels do not attain specified levels of operating profit. See note 7 to our consolidated financial statements included elsewhere in this report for more information. Often, cash flow guarantees to hotel owners may be recoverable as loans repayable to us out of future hotel cash flows and/or proceeds from the sale of hotels. As of June 30, 2014, our short-term key money funding obligations were $16.7 million, which represents £9.4 million (or approximately $16.0 million as of June 30, 2014) in key money for Mondrian London, which we anticipate funding in the third quarter of 2014 when the hotel opens and $0.7 million in key money for 10 Karakoy, a Morgans Original branded hotel in Istanbul, Turkey, which is expected to open in late 2014.

On May 5, 2014, we and affiliates of The Yucaipa Companies, LLC (“Yucaipa”), among other litigants, executed and submitted to the Delaware Court of Chancery a Stipulation of Settlement (the “Settlement Stipulation”) which contemplates the partial settlement and dismissal of the Delaware Shareholder Derivative Action and the complete settlement and dismissal of the New York Securities Action, the Proxy Action and the Board Observer Action. On July 23, 2014, the Delaware Court of Chancery approved the Settlement Stipulation. Pursuant to its terms, the Settlement Stipulation will not become effective until such approval is no longer subject to further court review (the “Effective Date”). See Part II, “Item 1. Legal Proceedings” for further discussion of these actions and the Settlement Stipulation. The Settlement Stipulation provides, among other things, for us to pay the Yucaipa parties in the New York Securities Action an amount equal to $3 million less the aggregate amount of any reasonable and necessary attorneys’ fees and expenses incurred by Mr. Burkle in his defense of the Delaware Shareholder Derivative Action that are paid to him by our insurers prior to the Effective Date (the “Securities Action Payment”) and Mr. Burkle will pay to us the amount of all insurance proceeds he recovers from our insurers after the Effective Date for the reasonable and necessary attorneys’ fees and expenses that he incurred in defense of the Delaware Shareholder Derivative Action and assign to us his claims against our insurers for any reasonable and necessary attorneys’ fees and expenses that Mr. Burkle incurred but that our insurers may fail to pay. Additionally, to the extent not paid by our insurers, we will pay the amount of any reasonable and necessary attorneys’ fees and expenses incurred by the Settling Former Directors in defending the Delaware Shareholder Derivative Action, subject to the Settling Former Directors’ assignment to us of any claims they have against our insurers relating to any such unpaid amounts. Moreover, the Settling Former Directors will pay to us a portion of the Securities Action Payment (which cannot presently be quantified because the amount depends on the resolution of pending claims submitted to our insurers) unless our insurers pay such amounts to us or the Settling Former Directors assign to us any claims they have against our insurers relating to any such amounts that our insurers fail to pay. OTK and current director Jason T. Kalisman will apply to the Delaware Court of Chancery for an award of payment from us of the reasonable and necessary fees and expenses incurred by their counsel in connection with the Delaware Shareholder Derivative Action, excluding those fees and expenses encompassed in the court’s October 31, 2013 order in the Delaware Shareholder Derivative Action. In its July 23, 2014 order approving the Settlement Stipulation, the Delaware Court of Chancery awarded an aggregate amount of approximately $6.5 million (to be reduced by the prior interim award of approximately $2.7 million) to OTK and current director Jason T. Kalisman for their counsel fees and expenses incurred in connection with the Delaware Shareholder Derivative Action which will be paid by the Company. The prior interim award of approximately $2.7 million was paid by our insurers and we expect our insurers to cover the remaining amount of approximately $3.8 million due per the Settlement Stipulation. Former directors Thomas L. Harrison and Michael D. Malone chose not to participate in Settlement Stipulation and the Delaware Shareholder Derivative Action continues against them and we may incur fees and expenses in that continuing litigation which may be subject to recovery from our insurers.

We cannot currently predict the amount of all the funds we might be required to pay under the Settlement Stipulation. Nor can we predict whether our insurers will pay some or all of the amounts that we would otherwise be obligated to pay under the Settlement Stipulation; whether we would be successful in asserting against our insurers any claims that will or may be assigned to us under the terms of the Settlement Stipulation or that we have asserted on our own behalf, or what the amount of any such recovery might be. Furthermore, the Company cannot predict whether the Delaware Court of Chancery’s order approving the Settlement Stipulation will be challenged on appeal and, if so challenged, affirmed. Notwithstanding the foregoing, we do not expect that the net amount of all payments we might ultimately be required to make under the terms of the Settlement Stipulation and after recovery of all insurance proceeds will be material to our financial position.

The Termination Plan, which we implemented on March 10, 2014, is part of our previously announced corporate strategy to, among other things, reduce corporate overhead and costs allocated to property owners. The Termination Plan is expected to streamline our general corporate functions and we anticipate achieving annualized savings of approximately $8.0 million of corporate expenses and approximately $1.6 million of expenses allocated to our Owned Hotels, Joint Venture Hotels and Managed Hotels, based on 2013 incurred costs and targeted compensation levels. As a result of the Termination Plan, we recorded a charge of approximately $7.1 million in the first quarter of 2014 related to the cost of the cash portion of one-time termination benefits, of which we have paid $5.5 million through June 2014.

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

Our Series A preferred securities have an 8% dividend rate until October 15, 2014, a 10% dividend rate from October 15, 2014 to October 15, 2016, and a 20% dividend rate thereafter, with a 4% increase in the dividend rate during certain periods in which the Yucaipa Investors’ nominee to our Board of Directors has not been elected as a director or subsequently appointed as a director by our Board of Directors. From July 14, 2013 to May 14, 2014, the dividend rate was 12%. On May 14, 2014, at our annual shareholder meeting, a Board of Directors nominee representing the Yucaipa Investors was elected as a director of the Company. On that date, the dividend rate on the Series A preferred securities returned to 8%.

We have the option to accrue any and all dividend payments, and as of June 30, 2014, have not declared any dividends. The cumulative unpaid dividends also have a dividend rate equal to the then applicable dividend rate on the Series A preferred securities. As of June 30, 2014, we have undeclared dividends of approximately $38.2 million. We have the option to redeem any or all of the Series A preferred securities at any time.

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

Additionally, as our new managed and franchised hotels are developed, to the extent we have committed to contribute key money, equity or debt, these amounts will generally come due prior to or on the hotel opening. As of June 30, 2014, we did not have any equity or debt financing commitments relating to hotel development projects. As of June 30, 2014, our long-term key money commitments were approximately $7.0 million and our potential funding under cash flow guarantees at operating hotels and hotels under development at the maximum amount under the applicable contracts, but excluding contracts where the maximum cannot be determined, was $21.0 million, which includes an $8.0 million performance-based cash flow guarantee related to Delano Marrakech, which we believe we are not obligated to fund. See note 7 to our consolidated financial statements included elsewhere in this report for more information. In September 2013, we served notice of termination of our management agreement for Delano Marrakech following the failure by the owner of Delano Marrakech to remedy numerous breaches of the agreement. As a result, we have discontinued all affiliation with the hotel, including removal of the Delano name, and terminated management of the property, effective November 12, 2013. Pursuant to the management agreement, in the event of an owner default, we have no further obligations under the performance-based cash flow guarantee. As discussed further in Part II, “Item 1. Legal Proceedings,” we are in litigation with the hotel owner surrounding the termination of the hotel management agreement, performance-based cash flow guarantee and related matters. Both parties are seeking arbitration of the dispute, which is expected to occur in March 2015.

Financing has not been obtained for some of our hotel development projects, and there can be no assurances that any or all of our new hotel projects will be developed as planned. If adequate project financing is not obtained, these projects may need to be limited in scope, deferred or cancelled altogether, and to the extent we have previously funded key money, an equity investment or debt financing on a cancelled project, we may be unable to recover the amounts funded.

Sources of Liquidity. Historically, we have satisfied our short-term and long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, equity and debt offerings, credit facilities, long-term mortgages and mezzanine loans on our properties, and cash generated through asset dispositions.

As of June 30, 2014, we had approximately $391.0 million of remaining Federal tax net operating loss carryforwards to offset future income, including gains on future asset sales. We believe we have significant value available to us in Delano South Beach and Hudson, and that the tax basis of these assets is significantly less than their fair values. As of June 30, 2014, we estimate that the tax basis of Delano South Beach is approximately $56.0 million and the tax basis in Hudson is approximately $136.0 million.

Other Liquidity Matters

In addition to our expected short-term and long-term liquidity requirements, our liquidity could also be affected by certain other potential liquidity matters, including at our Joint Venture Hotels, as discussed below.

Mondrian South Beach Mortgage and Mezzanine Agreements. As of June 30, 2014, the joint venture’s outstanding nonrecourse mortgage debt was $25.0 million and mezzanine debt was $28.0 million. The joint venture also has an additional $28.0 million of mezzanine debt owed to affiliates of the joint venture partners. The lender’s nonrecourse mortgage loan and mezzanine loan related to Mondrian South Beach matured on August 1, 2009. In April 2010, the Mondrian South Beach ownership joint venture amended the nonrecourse financing and mezzanine loan agreements secured by Mondrian South Beach or related equity interests and extended the maturity date for up to seven years through one-year extension options until April 2017, subject to certain conditions. In March 2014, the joint venture exercised its option to extend the outstanding mortgage and mezzanine debt until April 2015.

Morgans Group and affiliates of our joint venture partner have agreed to provide standard nonrecourse carve-out guaranties and provide certain limited indemnifications for the Mondrian South Beach mortgage and mezzanine loans. In the event of a default, the lenders’ recourse is generally limited to the mortgaged property or related equity interests, subject to standard nonrecourse carve-out guaranties for “bad boy” type acts. Morgans Group and affiliates of our joint venture partner also agreed to guaranty the joint venture’s obligation to reimburse certain expenses incurred by the lenders and indemnify the lenders in the event such lenders incur liability in connection with certain third-party actions. Morgans Group and affiliates of our joint venture partner have also guaranteed the joint venture’s liability for the unpaid principal amount of any seller financing note provided for condominium sales if such financing or related mortgage lien is found unenforceable, provided they shall not have any liability if the seller financed unit becomes subject again to the lien of the lender’s mortgage or title to the seller financed unit is otherwise transferred to the lender or if such seller financing note is repurchased by Morgans Group and/or affiliates of our joint venture partner at the full amount of unpaid principal balance of such seller financing note. In addition, although construction is complete and Mondrian South Beach opened on December 1, 2008, Morgans Group and affiliates of our joint venture partner may have continuing obligations under construction completion guaranties until all outstanding payables due to construction vendors are paid. As of June 30, 2014, there were remaining payables outstanding to vendors of approximately $0.3 million. Pursuant to a letter agreement with the lenders for the Mondrian South Beach loan, the joint venture agreed that these payables, many of which are currently contested or under dispute, will not be paid from operating funds but only from tax abatements and settlements of certain lawsuits. In the event funds from tax abatements and settlements of lawsuits are insufficient to repay these amounts in a timely manner, we and our joint venture partner are required to fund the shortfall amounts.

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

Mondrian SoHo. As of June 30, 2014, the Mondrian SoHo joint venture’s outstanding mortgage debt secured by the hotel was $196.0 million and deferred interest was $30.1 million. The joint venture did not satisfy the extension conditions in 2012 and the loan matured on November 15, 2012. In January 2013, the lender initiated foreclosure proceedings and litigation is ongoing, as discussed further in Part II, “Item 1. Legal Proceedings.”

On February 25, 2013, the owner of Mondrian SoHo, a joint venture in which Morgans Group owns a 20% equity interest, gave notice purporting to terminate the Company’s subsidiary as manager of the hotel. It also filed a lawsuit against the Company seeking termination of the management agreement on the same grounds. This litigation and related litigation was dismissed with prejudice in May 2014, as discussed further Part II, “Item 1. Legal Proceedings.”

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

Ames. On April 26, 2013, the joint venture closed on a new loan agreement with the mortgage lenders that provides for a reduction of the mortgage debt and an extension of maturity in return for a cash paydown. We did not contribute to the cash paydown and instead entered into an agreement with our joint venture partner pursuant to which, among other things, (1) we assigned our equity interests in the joint venture to our joint venture partner, (2) we agreed to give our joint venture partner the right to terminate our management agreement upon 60 days prior notice in return for an aggregate payment of $1.8 million, and (3) a creditworthy affiliate of our joint venture partner has assumed all or a portion of our liability with respect to historic tax credit guaranties, with our liability for any tax credit guaranties capped, in any event, at $3.0 million in the aggregate. The potential liability for historic tax credit guaranties relates to approximately $16.9 million of federal and state historic rehabilitation tax credits that Ames qualified for at the time of its development. As of June 30, 2014, there has been no triggering event that would require us to accrue any potential liability related to the historic tax credit guarantee. Effective July 17, 2013, we no longer manage Ames.

Mondrian Istanbul. Additionally, due to our joint venture partner’s failure to achieve certain agreed milestones in the development of the Mondrian Istanbul hotel, in early 2014, we exercised our put option under the joint venture agreement that requires our joint venture partner to buy back our equity interests in the Mondrian Istanbul joint venture. Our rights under that joint venture agreement are secured by, among other things, a mortgage on the property. In February 2014, we issued a notice of default to our joint venture partner, as they failed to buy back our equity interests by the contractual deadline, and further notified our joint venture partner that we plan to begin foreclosure proceedings as a result of the event of default. We initiated foreclosure proceedings on March 11, 2014. Our joint venture partner, and through such joint venture partner, the joint venture itself, have objected to the foreclosure proceeding, as a result of which, the foreclosure proceeding is currently stayed. Additionally, in June 2014, the joint venture purported to notify us that it had terminated the hotel management agreement. We have objected to such purported notices and intend to vigorously defend against any lawsuit that may result.

Potential Litigation. We may have potential liability in connection with certain claims by a designer for which we have accrued $13.9 million as of June 30, 2014, as discussed in note 5 of our consolidated financial statements.

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

Comparison of Cash Flows for the Six Months Ended June 30, 2014 to June 30, 2013

Operating Activities. Net cash used in operating activities was $3.5 million for the six months ended June 30, 2014 as compared to net cash used in operating activities of $5.1 million for the six months ended June 30, 2013. In connection with the Mondrian at Baha Mar management agreement, which was terminated in June 2014, our previously funded $10.0 million letter of credit was returned to the Company and is included in operating cash on our consolidated financial statements as of June 30, 2014.

Investing Activities. Net cash used in investing activities amounted to $3.4 million for the six months ended June 30, 2014 as compared to net cash used in investing activities of $4.4 million for the six months ended June 30, 2013. The decrease in cash used was primarily related to the funding of renovations in certain food and beverage venues at Hudson that were ongoing during the six months ended June 30, 2013, which were concluded in 2013.

Financing Activities. Net cash provided by financing activities amounted to $129.8 million for the six months ended June 30, 2014 as compared to net cash provided by financing activities of $13.5 million for the six months ended June 30, 2013. This increase in cash provided was primarily due to proceeds received from the Hudson/Delano 2014 Mortgage Loan in February 2014, discussed below in “—Debt.”

Debt

Hudson/Delano 2014 Mortgage Loan. On February 6, 2014, certain of our subsidiaries entered into a new mortgage financing with Citigroup Global Markets Realty Corp. and Bank of America, N.A., as lenders, consisting of nonrecourse mortgage and mezzanine loans in the aggregate principal amount of $450.0 million, secured by mortgages encumbering Delano South Beach and Hudson and pledges of equity interests in certain of our subsidiaries.

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

The Hudson/Delano 2014 Mortgage Loan contains restrictions on the ability of the borrowers to incur additional debt or liens on their assets and on the transfer of direct or indirect interests in Hudson or Delano South Beach and the owners of Hudson and Delano South Beach and other affirmative and negative covenants and events of default customary for multiple asset commercial mortgage-backed securities loans. The Hudson/Delano 2014 Mortgage Loan is nonrecourse to our subsidiaries that are the borrowers under the loan, except pursuant to certain carveouts detailed therein. In addition, we have provided a customary environmental indemnity and nonrecourse carveout guaranty under which we would have liability with respect to the Hudson/Delano 2014 Mortgage Loan if certain events occur with respect to the borrowers, including voluntary bankruptcy filings, collusive involuntary bankruptcy filings, changes to the Hudson capital lease without prior written consent of the lender, violations of the restrictions on transfers, incurrence of additional debt, or encumbrances of the property of the borrowers. The nonrecourse carveout guaranty requires us to maintain minimum unencumbered assets (as defined in the nonrecourse carveout guaranty) until the Convertible Notes and TLG Promissory Notes are repaid, extended, refinanced or replaced beyond the term of the Hudson/Delano 2014 Mortgage Loan. Further, the nonrecourse carveout guaranty prohibits the payment of dividends on or repurchase of our common stock. As of June 30, 2014, we were in compliance with these covenants.

On April 8, 2014, the Hudson/Delano 2014 Mortgage Loan was amended to reallocate the principal amount and interest rate spread of the $300.0 million nonrecourse mortgage notes. This technical amendment had no impact on the outstanding principal amount of the nonrecourse mortgage notes or the blended interest rate of the Hudson/Delano 2014 Mortgage Loan.

The net proceeds from the Hudson/Delano 2014 Mortgage Loan were applied to (1) repay $180 million of outstanding mortgage debt under the Hudson 2012 Mortgage Loan, defined below, (2) repay $37 million of indebtedness under the Delano Credit Facility, (3) provide cash collateral for reimbursement obligations with respect to a $10.0 million letter of credit under the Delano Credit Facility which was returned to us in June 2014, as discussed in note 7 to the consolidated financial statements, and (4) fund reserves required under the Hudson/Delano 2014 Mortgage Loan, with the remainder available for general corporate purposes and working capital, which may include the repayment of other indebtedness, including the Convertible Notes and TLG Promissory Notes, subject to certain minimum unencumbered asset requirements. On February 28, 2014, we used cash on hand, including proceeds of the Hudson/Delano 2014 Mortgage Loan, to repurchase $88.0 million of our Convertible Notes in connection with the Yucaipa Note Repurchase.

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

Clift. We lease Clift under a 99-year nonrecourse lease agreement expiring in 2103. The lease is accounted for as a financing with a liability balance of $92.7 million at June 30, 2014.

The lease agreement provides for base annual rent of approximately $6.0 million per year through October 2014. Thereafter, the base rent increases at 5-year intervals by a formula tied to increases in the Consumer Price Index, with a maximum increase of 40% and a minimum increase of 20% at October 2014, and a maximum increase of 20% and a minimum increase of 10% at each 5-year rent increase date thereafter. The lease is nonrecourse to us. Morgans Group also entered into a limited guaranty, whereby Morgans Group agreed to guarantee losses of up to $6 million suffered by the lessors in the event of certain “bad boy” type acts.

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

From April 21, 2010 to July 21, 2010, the Yucaipa Investors purchased $88.0 million of the Convertible Notes from third parties. On February 28, 2014, we entered into a Note Repurchase Agreement with the Yucaipa Investors, pursuant to which we repurchased the $88.0 million of Convertible Notes owned by them for an amount equal to their principal balance plus accrued interest. We used cash on hand, including proceeds of the Hudson/Delano 2014 Mortgage Loan, for this repurchase. As a result of the repurchase, as of June 30, 2014, the principal amount of the outstanding Convertible Notes has been reduced to $84.5 million.

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

In July and August 2014, we used cash on hand to repurchase an aggregate of $11.7 million of outstanding Convertible Notes at a discount of approximately $0.1 million plus accrued interest. The Convertible Notes were retired upon repurchase. As of August 7, 2014, the principal amount of the outstanding Convertible Notes is $72.8 million. We may continue to purchase outstanding Convertible Notes in open market purchases, privately negotiated transactions or otherwise. Such purchases will depend on prevailing market conditions and other factors, and there can be no assurance as to when or whether any such purchases may occur.

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

The payment of $18.0 million was based on TLG achieving EBITDA of at least $18.0 million from Non-Morgans EBITDA during the period starting on January 1, 2012 and ending on March 31, 2014, with ratable reduction of the payment if less than $18.0 million of EBITDA is earned. The fair value of the TLG Promissory Notes was estimated each quarter utilizing a Monte Carlo simulation to estimate the probability of the performance conditions being satisfied. The EBITDA targets have been achieved at June 30, 2014 and the fair value of the TLG Promissory Notes of $18.0 million plus accrued interest of $1.0 million is reflected in the Company’s June 30, 2014 consolidated financial statements.

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

As discussed further in Part II, “Item 1. Legal Proceedings,” on August 5, 2013, Messrs. Sasson and Masi filed a lawsuit in the Supreme Court of the State of New York against TLG Acquisition and Morgans Group alleging, among other things, breach of contract and an event of default under the TLG Promissory Notes as a result of the Company’s failure to repay the TLG Promissory Notes following an alleged “Change of Control” of the Company in connection with the election of directors at the Company’s 2013 Annual Meeting. On September 26, 2013, the Company filed a motion to dismiss the complaint in its entirety. On February 6, 2014, the court granted the Company’s motion to dismiss. On March 7, 2014, Messrs. Sasson and Masi filed a Notice of Appeal from this decision with the Appellate Division, First Department, and on July 8, 2014, they filed their initial brief in support of that appeal. Briefing of that appeal is ongoing, and our opposition brief is due August 29, 2014. No date for oral argument of the appeal has been set.

Hudson Capital Leases. We lease two condominium units at Hudson which are reflected as capital leases with balances of $6.1 million at June 30, 2014. Currently annual lease payments total approximately $1.0 million and are subject to increases in line with inflation. The leases expire in 2096 and 2098.

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

The Restaurant Lease Note does not bear interest except in the event of default, as defined in the agreement. In accordance with ASC 470, Debt, we imputed interest on the Restaurant Lease Note, which was recorded at its fair value of $7.5 million as of the date of issuance. At June 30, 2014, the recorded balance outstanding on the Restaurant Lease Note is $6.1 million.

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

Capital Expenditures and Reserve Funds

We are obligated to maintain reserve funds for capital expenditures at our Owned Hotels as determined pursuant to our debt or lease agreements related to such hotels. As of June 30, 2014, approximately $1.9 million was available in restricted cash reserves for future capital expenditures under these obligations related to our Owned Hotels.

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

At Hudson, we are currently converting eight additional SROs, together with other space, into 12 new guest rooms. We anticipate 10 of these new guestrooms will be completed in the third quarter in 2014, with the remaining two completed in the fourth quarter, at a total cost of approximately $2.3 million. After this conversion is complete, we will have 60 SROs remaining at Hudson, which we intend to convert into guest rooms in the future.

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

As of June 30, 2014, we had three interest rate caps outstanding related to the Hudson/Delano 2014 Mortgage Loan and the fair value of these interest rate caps was $0.1 million.

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

Off-Balance Sheet Arrangements

As of June 30, 2014, we had unconsolidated joint ventures that we account for using the equity method of accounting, most of which have mortgage or related debt, as described in “—Other Liquidity Matters” above. In some cases, we provide nonrecourse carve-out guaranties of joint venture debt, which guaranties are only triggered in the event of certain “bad boy” acts, and other limited liquidity or credit support, as described in “—Other Liquidity Matters” above.

For further information regarding our off balance sheet arrangements, see note 4 to our consolidated financial statements.

Mondrian South Beach. We own a 50% interest in Mondrian South Beach, an apartment building which was converted into a condominium and hotel. Mondrian South Beach opened in December 2008, at which time we began operating the property under a 20-year management contract. We also own a 50% interest in a mezzanine financing joint venture with an affiliate of our Mondrian South Beach joint venture partner through which a total of $28.0 million in mezzanine financing was provided to the Mondrian South Beach joint venture. As of June 30, 2014, the Mondrian South Beach joint venture’s outstanding nonrecourse mortgage debt secured by the hotel was $25.0 million and mezzanine debt secured by related equity interests was $28.0 million. In addition, as of June 30, 2013 the outstanding mezzanine debt owed to the affiliates of joint venture partners was $28.0 million. In March 2014, the Mondrian South Beach joint venture exercised its option to extend the outstanding mortgage and mezzanine debt for another year until April 2015.

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

We accounted for this investment under the equity method of accounting through December 31, 2012, until our recording of losses was suspended due to our investment balance reaching zero. At June 30, 2014, our investment in Mondrian South Beach was zero.

Mondrian SoHo. In June 2007, we contributed approximately $5.0 million for a 20% equity interest in a joint venture with Cape Advisors Inc. to develop a Mondrian hotel in the SoHo neighborhood of New York. The joint venture obtained a loan of $195.2 million to acquire and develop the hotel, which matured in June 2010. On July 31, 2010, the mortgage loan secured by the hotel was amended to, among other things, provide for extensions of the maturity date to November 2011 with extension options through 2015, subject to certain conditions including a minimum debt service coverage test calculated, based on ratios of net operating income to debt service for specified periods ended September 30th of each year. The joint venture did not satisfy the extension conditions in 2012 and the loan matured on November 15, 2012. In January 2013, the lender initiated foreclosure proceedings and litigation is ongoing, as discussed further in note 4 to our consolidated financial statements and “—Other Liquidity Matters, Mondrian SoHo.”

As of June 30, 2014, the Mondrian SoHo joint venture’s outstanding mortgage debt secured by the hotel was $196.0 million and deferred interest was $30.1 million.

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

Based on the decline in market conditions following the inception of the joint venture and the need for additional funding to complete the hotel, we wrote down our investment in Mondrian SoHo to zero in June 2010. We have recorded all additional fundings as impairment charges through equity in loss of unconsolidated joint ventures during the periods the funds were contributed. As of June 30, 2014, our financial statements reflect no value for our investment in the Mondrian SoHo joint venture.

Shore Club. On December 30, 2013, Shore Club was sold to HFZ Capital Group. Phillips International, an affiliate of Shore Club’s former owner, retains an ownership stake. The new owner has publicly stated that it may convert a substantial part of the hotel to condos, and we could be replaced as hotel manager. To date, we have received no notice of termination of our management agreement, and intend to continue to operate the hotel pursuant to that agreement. However, no assurance can be provided that we will continue to do so in the future. As of June 30, 2014, we had only an immaterial contingent profit participation equity interest in Shore Club.

Mondrian Istanbul. In December 2011, we entered into a new 20-year hotel management agreement, with a 10-year extension option, for an approximately 122 room Mondrian-branded hotel to be located in the Old City area of Istanbul, Turkey. As of June 30, 2014, we have contributed a total of $10.4 million in the form of equity and key money and have a 20% ownership interest in the venture owning the hotel.

Due to our joint venture partner’s failure to achieve certain agreed milestones in the development of the Mondrian Istanbul hotel, in early 2014, we exercised our put option under the joint venture agreement that requires our joint venture partner to buy back our equity interests in the Mondrian Istanbul joint venture. Our rights under that joint venture agreement are secured by, among other things, a mortgage on the property. In February 2014, we issued a notice of default to our joint venture partner, as they failed to buy back our equity interests by the contractual deadline, and further notified our joint venture partner that we plan to begin foreclosure proceedings as a result of the event of default. We initiated foreclosure proceedings on March 11, 2014. Our joint venture partner, and through such joint venture partner, the joint venture itself, have objected to the foreclosure proceeding, as a result of which, the foreclosure proceeding is currently stayed. Additionally, in June 2014, the joint venture purported to notify us that it had terminated the hotel management agreement. We have objected to such purported notices and intend to vigorously defend against any lawsuit that may result.

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

We accounted for this investment under the equity method of accounting through December 31, 2013, until our recording of losses were suspended due to the investment in this food and beverage venture being reduced to zero. At June 30, 2014, our investment in food and beverage venture at Mondrian South Beach was zero. Our equity in loss of the food and beverage venture was $0.1 million and $0.3 million for the three and six months ended June 30, 2013, respectively.

Other Development Stage Hotels. We have a number of additional development projects signed or under consideration, some of which may require equity or debt investments, key money or credit support from us. In addition, through certain cash flow guarantees, we may have potential future funding obligations for hotels under development.

As of June 30, 2014, our key money commitments, which are discussed further in note 7 to our consolidated financial statements, were approximately $23.7 million and our potential funding obligations under cash flow guarantees at operating hotels and hotels under development at the maximum amount under the applicable contracts, but excluding contracts where the maximum cannot be determined, were $21.0 million, which includes an $8.0 million performance cash flow guarantee related to Delano Marrakech, which we believe we are not obligated to fund.

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

As of June 30, 2014, our total outstanding consolidated debt, including capital lease obligations, was approximately $708.3 million, of which approximately $450.0 million, or 63.5%, was variable rate debt. At June 30, 2014, the one month LIBOR rate was 0.15%.

As of June 30, 2014, the $450.0 million of variable rate debt consisted of the outstanding balance of Hudson/Delano 2014 Mortgage Loan. In connection with the Hudson/Delano 2014 Mortgage Loan, we maintain an interest rate cap that will cap the LIBOR rate on the debt outstanding under the Hudson/Delano 2014 Mortgage Loan at approximately 1.75% through the initial maturity date. This interest rate cap matures in February 2016. If interest rates on this $450.0 million variable rate debt increase by 1.0%, or 100 basis points, the increase in interest expense would reduce future pre-tax earnings and cash flows by approximately $4.5 million annually. The maximum annual amount the interest expense would increase on the $450.0 million of variable rate debt outstanding as of June 30, 2014 under the Hudson/Delano 2014 Mortgage Loan is $7.2 million due to our interest rate cap agreement, which would reduce future pre-tax earnings and cash flows by the same amount annually. If interest rates on this $450.0 million variable rate debt decrease by 1.0%, the decrease in interest expense would increase pre-tax earnings and cash flow by approximately $4.5 million annually.

As of June 30, 2014, our fixed rate debt, excluding our Hudson capital lease obligation, of $251.5 million consisted of the trust notes underlying our trust preferred securities, the then remaining $84.5 million of outstanding Convertible Notes, the Clift lease, the TLG Promissory Notes, excluding accrued interest, and the Restaurant Lease Note. The fair value of some of these debts is greater than the book value. As such, if interest rates increase by 1.0%, or approximately 100 basis points, the fair value of our fixed rate debt at June 30, 2014, would decrease by approximately $22.4 million. If market rates of interest decrease by 1.0%, the fair value of our fixed rate debt at June 30, 2014 would increase by $27.4 million.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 11, 2013 we moved to dismiss the lender’s complaint on the grounds that, among other things, our management agreement is not subject to foreclosure. On April 2, 2013, the lender opposed our motion to dismiss and cross-moved for summary judgment. On August 12, 2013, the court heard oral argument on both motions, as well as a third motion brought by the Company to strike an affirmation submitted by lender’s attorney. On January 27, 2014, the court granted Morgans Management’s motion to dismiss on the ground that a Morgans Management is not a proper party to the foreclosure action and that a management contract does not constitute an interest subject to foreclosure, and denied lender’s motion for summary judgment as moot. On March 20, 2014 the lender moved for summary judgment against the remaining four defendants who are seeking foreclosure on four mortgages secured by Mondrian SoHo. By order dated May 27, 2014, the trial court granted the motion for summary judgment to a limited extent, ordering the appointment of a referee to compute the amount but stating that a motion for summary judgment of foreclosure and sale is premature. On July 28, 2014, the trial court appointed a referee.

On February 25, 2013, Sochin JV filed a complaint in the Delaware Chancery Court against Morgans Management and Morgans Group, seeking, among other things, a declaration that plaintiff properly terminated the management agreement for the hotel, injunctive relief, and an award of damages in an amount to be determined, but alleged to exceed $10 million, plus interest. The management agreement has an initial term of 10 years, with two 10-year renewals, subject to certain conditions. The complaint alleges, among other things, mismanagement of the hotel and breach of the management agreement by Morgans Management. The plaintiff also purports to terminate the management agreement under alleged agency principles. The suit was initiated on behalf of Sochin JV by Cape Soho Holdings, LLC, our joint venture partner. In addition, we, through our equity affiliate, filed a separate action against the owner and its parent in the Delaware Chancery Court for, among other things, breaching fiduciary duties and their joint venture agreement for failing to obtain consent prior to the termination. That action was subsequently consolidated with the termination action. On September 17, 2013, the Delaware Chancery Court heard oral argument on various motions to dismiss and for partial summary judgment in the consolidated actions, following which the court entered orders, on September 20, 2013, ruling that Sochin JV terminated the hotel management agreement on agency principles, that Morgans must vacate the hotel forthwith or on whatever other timetable the hotel owner chooses, and that two claims by our equity affiliate are dismissed but not its breach of fiduciary duty claim. On September 30, 2013, we filed a motion for reconsideration and/or to certify the judgment for appeal. That motion is still pending, and no final order has as yet been issued. By joint stipulation of the parties, granted on March 18, 2014, Sochin JV was required to file its opposition to the motion for reconsideration and to stay by May 9, 2014, following which the court will issue its ruling. The parties also stipulated to move, answer or otherwise respond to the operative complaints, by May 9, 2014. However, on May 9, 2014, by agreement, both of the above-referenced actions in Delaware were dismissed with prejudice.

On April 30, 2013, we filed a lawsuit against Cape Soho Holdings, LLC and Cape Advisors Inc. in New York Supreme Court for damages based on the wrongful attempted termination of the management agreement, defamation, and breach of fiduciary and other obligations under the parties’ joint venture agreement. On August 23, 2013, the owner moved to dismiss that complaint. That motion was fully briefed, and oral argument had been set for June 5, 2014. However, on May 9, 2014, by agreement, the case was dismissed with prejudice.

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

Litigation Regarding TLG Promissory Notes

On August 5, 2013, Messrs. Andrew Sasson and Andy Masi filed a lawsuit in the Supreme Court of the State of New York against TLG Acquisition LLC and Morgans Group LLC relating to the $18.0 million TLG Promissory Notes. See note 1 and note 6 of our consolidated financial statements regarding the background of the TLG Promissory Notes. The complaint alleged, among other things, a breach of contract and an event of default under the TLG Promissory Notes as a result of our failure to repay the TLG Promissory Notes following an alleged “Change of Control” that purportedly occurred upon the election of our current Board of Directors on June 14, 2013. The complaint sought payment of Mr. Sasson’s $16 million TLG Promissory Note and Mr. Masi’s $2 million TLG Promissory Note, plus interest compounded to principal, as well as default interest, and reasonable costs and expenses incurred in the lawsuit. We believe that a Change of Control, within the meaning of the TLG Promissory Notes, has not occurred and that no prepayments are required under the TLG Promissory Notes. On September 26, 2013, we filed a motion to dismiss the complaint in its entirety. On February 6, 2014, the court granted our motion to dismiss. On March 7, 2014, Messrs. Sasson and Masi filed a Notice of Appeal from this decision with the Appellate Division, First Department, and on July 8, 2014, they filed their initial brief in support of that appeal. Briefing of that appeal is ongoing, and our opposition brief is due August 29, 2014. No date for oral argument of the appeal has been set.

Litigation Regarding 2013 Deleveraging Transaction, Proxy Litigation Between Mr. Burkle and OTK and Certain of Our Current Directors, and Litigation Regarding Yucaipa Board Observer Rights

On February 28, 2014, we entered into a binding Memorandum of Understanding (“MOU”) which contemplated the partial settlement and dismissal with prejudice of the action entitled OTK Associates, LLC v. Friedman, et al., C.A. No. 8447-VCL (Del. Ch.) (the “Delaware Shareholder Derivative Action”) and the complete settlement and dismissal with prejudice of the actions entitled Yucaipa American Alliance Fund II L.P., et al. v. Morgans Hotel Group Co., et al., Index No. 652294/2013 (NY Sup.) (the “New York Securities Action”); Burkle v. OTK Associates, LLC, et al., Case No. 13-CIV-4557 (S.D.N.Y.) (the “Proxy Action”); and Yucaipa American Alliance Fund II L.P., et al. v. Morgans Hotel Group Co., Index No. 653455/2013 (NY Sup.) (the “Board Observer Action”) (the foregoing four actions are collectively referred to as the “Actions”). The parties to the MOU executed a Stipulation of Settlement, dated as of May 5, 2014 (the “Settlement Stipulation”), incorporating the terms of the MOU, which was submitted to the Court in the Delaware Shareholder Derivative Action for approval. On July 23, 2014, the Delaware Court of Chancery held a hearing at which it approved the Settlement Stipulation.

An overview of the Actions and the terms of the Settlement Stipulation follows.

Delaware Shareholder Derivative Action

On April 1, 2013, director Jason T. Kalisman filed in the Delaware Chancery Court the Delaware Shareholder Derivative Action, a purported derivative action on our behalf against former directors Robert Friedman, Thomas L. Harrison, Michael D. Malone, Jeffrey Gault, Andrew Sasson, Michael J. Gross and Ronald W. Burkle and the following companies with which Mr. Burkle is affiliated: Yucaipa American Alliance Fund II, L.P., Yucaipa American Alliance (Parallel) Fund II, L.P., Yucaipa Aggregator Holdings, LLC and The Yucaipa Companies, LLC (collectively, the “Yucaipa Defendants”). The action arose from a proposed deleveraging transaction between us and certain of the Yucaipa Defendants (the “2013 Deleveraging Transaction”), which a majority of our Board of Directors voted to approve on March 30, 2013. On April 4, 2013, OTK Associates, LLC (“OTK”), a stockholder of ours, filed a motion to intervene as a plaintiff in the Delaware Shareholder Derivative Action, which the court granted, and thereafter OTK and Mr. Kalisman filed an amended complaint (the “Amended Complaint”).

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

Proxy Action

On July 1, 2013, Mr. Burkle filed a complaint in the U.S. District Court for the Southern District of New York against OTK and the seven individuals who were then serving as members of our Board of Directors. The complaint purports to assert a claim against all defendants arising under Section 14(a) of the Securities Exchange Act of 1934, as amended, for allegedly using false and materially misleading proxy solicitation materials during the 2013 annual election of directors. The complaint seeks, among other things, an injunction requiring defendants to cause us to hold a new election of our Board of Directors.

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

The MOU, Settlement Stipulation and Court Approval

The MOU was executed by all parties to the Actions, except for the following three defendants in the Delaware Shareholder Derivative Action: Michael J. Gross (who was previously dismissed as a defendant as discussed above) and Messrs. Harrison and Malone (the “Non-Settling Former Directors”). The parties to the MOU subsequently documented its terms in the Settlement Stipulation. The Settlement Stipulation was submitted to the Delaware Court of Chancery in the Delaware Shareholder Derivative Action for review and approval. On July 23, 2014, the Delaware Court of Chancery signed an order approving the Stipulation of Settlement. Pursuant to its terms, the Settlement Stipulation will not become effective until such approval is no longer subject to further court review (the “Effective Date”).

The Settlement Stipulation provides, among other things, for the following :

•	We will pay to the Yucaipa Securities Action Plaintiffs in the New York Securities Action an amount equal to $3 million less the aggregate amount of any reasonable and necessary attorneys’ fees and expenses incurred by Mr. Burkle in his defense of the Delaware Shareholder Derivative Action that are paid to him by our insurers prior to the Effective Date (the “Securities Action Payment”).

•	Mr. Burkle will pay to us the amount of all insurance proceeds he recovers from our insurers after the Effective Date for the reasonable and necessary attorneys’ fees and expenses that he incurred in defense of the Delaware Shareholder Derivative Action and assign to us any claims he may have against our insurers relating to any such reasonable and necessary attorneys’ fees and expenses that our insurers may fail to pay Mr. Burkle.

•	To the extent not paid by our insurers, we will pay the amount of any reasonable and necessary attorneys’ fees and expenses incurred by Messrs. Friedman, Gault and Sasson (collectively, the “Settling Former Directors”) in defending the Delaware Shareholder Derivative Action, subject to the Settling Former Directors’ assignment to us of any claims they have against our insurers relating to any such unpaid amounts.

•	The Settling Former Directors will pay to us a portion of the Securities Action Payment (which cannot presently be quantified because the amount depends on the resolution of pending claims submitted to our insurers) unless our insurers pay such amounts to us or the Settling Former Directors assign to us any claims they have against our insurers relating to any such amounts that our insurers fail to pay.

•	OTK and current director Jason T. Kalisman will apply to the Delaware Court of Chancery for an award of payment from us of the reasonable and necessary fees and expenses incurred by their counsel in connection with the Delaware Shareholder Derivative Action, excluding those fees and expenses encompassed in the court’s October 31, 2013 order in the Delaware Shareholder Derivative Action. The prior interim award was paid by our insurers and we expect our insurers to cover the remaining amount due per the Settlement Stipulation.

•	Plaintiffs and defendants in each of the Actions, apart from the Non-Settling Former Directors who chose not to participate in the MOU and the Settlement Stipulation and against whom the Delaware Shareholder Derivative Action continues, will exchange customary releases which release the parties and certain of their affiliates from claims arising from the subject matters of each of the Actions.

•	Each of the Actions will be dismissed with prejudice and on the merits with each party bearing its own costs, except as to the Non-Settling Former Directors against whom the Delaware Shareholder Derivative Action continues or as specified in the Settlement Stipulation.

As discussed above, on July 23, 2014, the Delaware Court of Chancery approved the Settlement Stipulation, which included an aggregate award of approximately $6.5 million (to be reduced by the prior interim award of approximately $2.7 million) to OTK and current director Jason T. Kalisman for their counsel fees and expenses incurred in connection with the Delaware Shareholder Derivative Action which will be paid by the Company. Each of the above-described components of the Settlement Stipulation will occur pursuant to a schedule set forth in the Settlement Stipulation, which commences, for the most part, upon the Effective Date.

We cannot currently predict the amount of all the funds we might be required to pay under the Settlement Stipulation. Nor can we predict whether our insurers will pay some or all of the amounts that we would otherwise be obligated to pay under the Settlement Stipulation; whether we would be successful in asserting against our insurers any claims that will or may be assigned to us under the terms of the Settlement Stipulation or that we have asserted on our own behalf, or what the amount of any such recovery might be. Furthermore, the Company cannot predict whether the Delaware Court of Chancery’s order approving the Settlement Stipulation will be challenged on appeal and, if so challenged, affirmed. Notwithstanding the foregoing, we do not expect that the net amount of all payments we might ultimately be required to make under the terms of the Settlement Stipulation, if approved, and after recovery of all insurance proceeds, will be material to our financial position.

ITEM 1A.	RISK FACTORS.

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects.

ITEM 6.	EXHIBITS.

The exhibits listed in the accompanying Exhibit Index are filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORGANS HOTEL GROUP CO.

/s/ JASON T. KALISMAN
Jason T. Kalisman
Interim Chief Executive Officer

/s/ RICHARD SZYMANSKI
Richard Szymanski
Chief Financial Officer and Secretary

August 8, 2014

EXHIBIT INDEX

Exhibit Number	Description

4.1	Amendment No. 4, dated as of April 24, 2014, to Amended and Restated Stockholder Protection Rights Agreement, dated as of October 1, 2009 and as amended on October 15, 2009, April 21, 2010 and October 3, 2012, between Morgans Hotel Group Co. and Computershare Shareowner Services LLC (f/k/a Mellon Investors Services LLC), as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 24, 2014)

10.1*	Second Amendment to Loan Agreement, dated as of May 22, 2014, among Henry Hudson Holdings LLC, 58th Street Bar Company LLC, Hudson Leaseco LLC and Beach Hotel Associates LLC, as Borrower, and Citigroup Global Markets Realty Corp. and Bank of America, N.A., as Lender

10.2*	Employment Agreement, dated as of May 5, 2014, between Morgans Hotel Group Co. and Joshua Fluhr

10.3*	Employment Agreement, dated as of May 5, 2014, between Morgans Hotel Group Co. and Meredith L. Deutsch

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.LAB†	XBRL Taxonomy Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Denotes a management contract or compensatory plan, contract or arrangement.