Form 10-Q
period 2014-09-30
Morgans Hotel Group Co.
filed 2014-11-07
CIK 1342126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of November 6, 2014 was 34,377,788.

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

—

our future financial performance, including selling, general and administrative expenses, capital expenditures, income taxes and our expected available cash and use of cash and net operating loss carryforwards;

—	the use of the available cash;
—	the future impact of the reductions in our workforce effected in 2014;
—	our business operations, including entering into new management, franchise or licensing agreements and enhancing the value of existing hotels and management agreements; and
—	the outcome of litigation to which the Company is a party.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Important risks and factors that could cause our actual results to differ materially from those expressed in any forward-looking statements include, but are not limited to, the risks discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and other documents we file with the Securities and Exchange Commission from time to time. Important risks and factors that could cause our actual results to differ materially from those expressed in any forward-looking statements include, but are not limited to economic, business, competitive market and regulatory conditions such as:

—	a downturn in economic and market conditions, both in the U.S. and internationally, particularly as it impacts demand for travel, hotels, dining and entertainment;
—

our levels of debt, our ability to refinance our current outstanding debt, repay outstanding debt or make payments on guaranties as they may become due, general volatility of the capital markets and our ability to access the capital markets, and the ability of our joint ventures to do the foregoing;

—	the impact of financial and other covenants in our loan agreements and other debt instruments that limit our ability to borrow and restrict our operations;
—	our history of losses;
—	our ability to compete in the “boutique” or “lifestyle” hotel segments of the hospitality industry and changes in the competitive environment in our industry and the markets where we invest;
—	our ability to protect the value of our name, image and brands and our intellectual property;
—	risks related to natural disasters, terrorist attacks, the threat of terrorist attacks and similar disasters;
—

risks related to our international operations, such as global economic conditions, political or economic instability, compliance with foreign regulations and satisfaction of international business and workplace requirements;

—	our ability to timely fund the renovations and capital improvements necessary to sustain the quality of the properties of Morgans Hotel Group and associated brands;
—	risks associated with the acquisition, development and integration of properties and businesses;
—	the risks of conducting business through joint venture entities over which we may not have full control;
—	our ability to perform under management agreements and to resolve any disputes with owners of properties that we manage but do not wholly own;
—	potential terminations of management agreements;

—	the impact of any material litigation, claims or disputes, including labor disputes;
—	the seasonal nature of the hospitality business and other aspects of the hospitality industry that are beyond our control;
—	our ability to comply with complex U.S. and international regulations, including regulations related to the environment, labor, food and beverage operations and data privacy;
—	ownership of a substantial block of our common stock by a small number of investors and the ability of such investors to influence key decisions;
—	the impact of any dividend payments or accruals on our preferred securities on our cash flow and the value of our common stock;
—	the impact of any strategic alternatives considered by the special transaction committee of our Board of Directors and/or pursued by the Company; and
—	other risks discussed in our Annual Report on Form 10-K in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Result of Operations.”

We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

Morgans Hotel Group Co.

Consolidated Balance Sheets

(in thousands, except per share data)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Property and equipment, net	$281,316	$292,629
Goodwill	66,572	66,572
Investments in and advances to unconsolidated joint ventures	10,492	10,492
Cash and cash equivalents	96,284	10,025
Restricted cash	16,234	22,144
Accounts receivable, net	15,388	18,384
Related party receivables	3,811	3,694
Prepaid expenses and other assets	7,962	10,409
Deferred tax asset, net	78,896	78,758
Investment in TLG management contracts, net	19,376	23,702
Other assets, net	35,937	34,398
Total assets	$632,268	$571,207
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Debt and capital lease obligations	$673,638	$560,751
Accounts payable and accrued liabilities	38,642	41,627
Deferred gain on asset sales	127,403	133,419
Other liabilities	13,866	13,891
Total liabilities	853,549	749,688
Redeemable noncontrolling interest	4,606	4,953
Commitments and contingencies
Preferred stock, $0.01 par value; liquidation preference $1,000 per share, 75,000 shares authorized and issued at September 30, 2014 and December 31, 2013, respectively	65,675	62,004
Common stock, $0.01 par value; 200,000,000 shares authorized; 36,277,495 shares issued at September 30, 2014 and December 31, 2013, respectively	363	363
Additional paid-in capital	241,346	252,810
Treasury stock, at cost, 1,899,707 and 2,703,181 shares of common stock at September 30, 2014 and December 31, 2013, respectively	(23,708)	(37,086)
Accumulated other comprehensive loss	(202)	(10)
Accumulated deficit	(509,753)	(462,005)
Total Morgans Hotel Group Co. stockholders’ deficit	(226,279)	(183,924)
Noncontrolling interest	392	490
Total deficit	(225,887)	(183,434)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$632,268	$571,207

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.

Consolidated Statements of Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Revenues:
Rooms	$30,648	$29,950	$90,760	$87,303
Food and beverage	18,252	20,214	61,177	59,713
Other hotel	1,347	1,142	4,132	3,384
Total hotel revenues	50,247	51,306	156,069	150,400
Management fee-related parties and other income	5,259	6,956	16,509	21,220
Total revenues	55,506	58,262	172,578	171,620
Operating Costs and Expenses:
Rooms	9,357	9,253	27,896	27,298
Food and beverage	14,266	15,827	44,834	44,335
Other departmental	800	806	2,369	2,422
Hotel selling, general and administrative	9,702	11,046	31,404	32,688
Property taxes, insurance and other	3,908	4,080	12,154	12,641
Total hotel operating expenses	38,033	41,012	118,657	119,384
Corporate expenses, including stock compensation of $0.3 million, $1.3 million, $3.1 million, and $3.6 million, respectively	7,126	6,754	21,027	22,469
Depreciation and amortization	6,811	7,114	21,894	20,535
Restructuring and disposal costs	1,145	1,799	12,369	7,951
Development costs	564	971	3,928	2,368
Impairment loss on receivables and other assets from managed hotel and unconsolidated joint venture	—	167	—	5,942
Total operating costs and expenses	53,679	57,817	177,875	178,649
Operating income (loss)	1,827	445	(5,297)	(7,029)
Interest expense, net	12,984	11,585	41,917	34,434
Equity in (income) loss of unconsolidated joint ventures	(3)	278	(7)	773
Gain on asset sales	(2,005)	(2,005)	(6,015)	(6,015)
Other non-operating expenses	824	810	1,950	1,289
Loss before income tax expense	(9,973)	(10,223)	(43,142)	(37,510)
Income tax expense	122	105	351	541
Net loss	(10,095)	(10,328)	(43,493)	(38,051)
Net (income) loss attributable to noncontrolling interest	(48)	-	(504)	298
Net loss attributable to Morgans Hotel Group	(10,143)	(10,328)	(43,997)	(37,753)
Preferred stock dividends and accretion	3,594	4,037	11,948	9,976
Net loss attributable to common stockholders	(13,737)	(14,365)	(55,945)	(47,729)
Other comprehensive income (loss):
Unrealized gain (loss) on valuation of swap/cap agreements, net of tax	16	9	(191)	41
Comprehensive loss	$(13,721)	$(14,356)	$(56,136)	$(47,688)
Loss per share:
Basic and diluted attributable to common stockholders	$(0.40)	$(0.44)	$(1.64)	$(1.46)
Weighted average number of common shares outstanding:
Basic and diluted	34,267	32,693	34,047	32,590

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.

Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2014	2013
	(unaudited)
Cash flows from operating activities:
Net loss	$(43,493)	$(38,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,884	15,224
Amortization of other costs	7,009	5,311
Amortization and write off of deferred financing costs	5,714	4,563
Amortization of discount on convertible notes	1,030	1,707
Amortization of deferred gain on asset sales	(6,015)	(6,015)
Stock-based compensation	3,096	3,552
Accretion of interest	2,383	2,158
Equity in (income) losses from unconsolidated joint ventures	(7)	773
Impairment loss on receivables from managed hotel and unconsolidated joint venture	—	5,942
Impairment loss and loss on disposal of assets	—	273
Gain on transfer and disposal of assets	(280)	—
Change in fair value of TLG Promissory Notes	5	60
Change in fair value of interest rate caps, net	—	42
Changes in assets and liabilities:
Accounts receivable, net	2,642	(2,801)
Related party receivables	(117)	874
Restricted cash	7,189	(1,095)
Prepaid expenses and other assets	2,258	(640)
Accounts payable and accrued liabilities	(1,494)	4,476
Net cash used in operating activities	(5,196)	(3,647)
Cash flows from investing activities:
Additions to property and equipment	(3,949)	(9,056)
Additions to leasehold interests	—	(208)
Investment in hotel development	3,000	(375)
Investments in and settlement related to unconsolidated joint ventures	—	(151)
(Deposits) withdrawals from capital improvement escrows, net	(1,279)	1,700
Distributions from unconsolidated joint ventures	6	7
Net cash used in investing activities	(2,222)	(8,083)
Cash flows from financing activities:
Proceeds from debt	450,000	22,000
Payments on debt and capital lease obligations	(341,542)	(6,998)
Debt issuance costs	(13,271)	(265)
Cash paid in connection with vesting of stock based awards	(797)	(545)
Distributions to holders of noncontrolling interests in consolidated subsidiaries	(713)	(703)
Net cash provided by financing activities	93,677	13,489
Net increase in cash and cash equivalents	86,259	1,759
Cash and cash equivalents, beginning of year	10,025	5,847
Cash and cash equivalents, end of year	$96,284	$7,606
Supplemental disclosure of cash flow information:
Cash paid for interest	$34,848	$26,273
Cash paid for taxes	$564	$150
Non cash financing activities:
Write off of discount on convertible debt	$726	$—

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.

Notes to Unaudited Consolidated Financial Statements

1. Organization and Formation Transaction

Morgans Hotel Group Co., a Delaware corporation (the “Company”), was incorporated on October 19, 2005. The Company operates, owns, acquires and redevelops boutique hotels primarily in gateway cities and select resort markets in the United States, Europe and other international locations, and nightclubs, restaurants, pool lounges, bars and other food and beverage venues in many of the hotels it operates, as well as in hotels and casinos operated by MGM Resorts International (“MGM”) in Las Vegas.

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

The Company has one reportable operating segment; it operates, owns, acquires, develops and redevelops boutique hotels, nightclubs, restaurants, pool lounges, bars and other food and beverage venues in many of the hotels it operates, as well as in hotels and casinos operated by MGM in Las Vegas. During the nine months ended September 30, 2014 and 2013, the Company derived 5.5% and 10.5% of its total revenues from international locations, respectively. The assets at these international locations were not significant during the periods presented.

Hotels

The Company’s hotels as of September 30, 2014 were as follows:

Hotel Name	Location	Number of Rooms	Ownership
Hudson	New York, NY	876	(1)
Morgans	New York, NY	117	(2)
Royalton	New York, NY	168	(2)
Mondrian SoHo	New York, NY	263	(3)
Delano South Beach	Miami Beach, FL	194	(4)
Mondrian South Beach	Miami Beach, FL	214	(5)
Shore Club	Miami Beach, FL	308	(6)
Mondrian Los Angeles	Los Angeles, CA	236	(2)
Clift	San Francisco, CA	372	(7)
Sanderson	London, England	150	(2)
St Martins Lane	London, England	204	(2)
Mondrian London at Sea Containers	London, England	359	(2)
Delano Las Vegas	Las Vegas, Nevada	1,117	(8)

(1)

The Company owns 100% of Hudson through its subsidiary, Henry Hudson Holdings LLC, which is part of a property that is structured as a condominium, in which Hudson constitutes 96% of the square footage of the entire building. As of September 30, 2014, Hudson had 876 guest rooms and 60 single room dwelling units (“SROs”).

(2)	Operated under a management contract.
(3)	Operated under a management contract and owned through an unconsolidated joint venture in which the Company held a minority ownership interest of approximately 20% at September 30, 2014. See note 4.
(4)	Wholly-owned hotel.
(5)

Operated as a condominium hotel under a management contract and owned through a 50/50 unconsolidated joint venture. As of September 30, 2014, 261 hotel residences had been sold, of which 140 are in the hotel rental pool and are included in the hotel room count, and 74 hotel residences remain to be sold. See note 4.

(6)

Operated under a management contract. Until December 30, 2013, the Company held a minority ownership interest of approximately 7% and accounted for the hotel as an unconsolidated joint venture. As of September 30, 2014, the Company had an immaterial contingent profit participation equity interest in Shore Club. See note 4.

(7)	The hotel is operated under a long-term lease which is accounted for as a financing. See note 6.
(8)	A licensed hotel managed by MGM.

Food and Beverage Operations

The Company owns and operates certain food and beverage venues at its owned, leased and managed hotels.  As of September 30, 2014, the Company owned and managed the food and beverage venues at Hudson and Clift and owned the food and beverage venues at Delano South Beach, which are managed by TLG, defined and discussed further below.  Additionally, the Company leases and manages all but one of the Sanderson food and beverage venues.   As a result, these food and beverage venues are included in the Company’s consolidated financial statements.

Effective January 1, 2014, the Company transferred all of its ownership interest in the food and beverage venues at St Martins Lane to the hotel owner. The Company will continue to manage the transferred food and beverage venues. The Company recorded a gain of $0.3 million related to these transfers in its consolidated financial statements for the nine months ended September 30, 2014. Prior to January 1, 2014, the Company leased and managed all of the St Martins Lane food and beverage venues, which were included in the Company’s consolidated financial statements.

The Company also owns three food and beverage venues subject to leasehold agreements at Mandalay Bay in Las Vegas, which are included the Company’s consolidated financial statements as of September 30, 2014.

The Light Group Acquisition

On November 30, 2011, pursuant to purchase agreements entered into on November 17, 2011, certain of the Company’s subsidiaries completed the acquisition of 90% of the equity interests in TLG Acquisition LLC (“TLG Acquisition,” and together with its subsidiaries, “TLG”), for a purchase price of $28.5 million in cash and up to $18.0 million in notes (the “TLG Promissory Notes”) convertible into shares of the Company’s common stock at $9.50 per share subject to the achievement of certain earnings before interest, tax, depreciation and amortization (“EBITDA”) targets for the acquired business (“The Light Group Transaction”), as discussed in note 6. The TLG Promissory Notes were allocated $16.0 million to Andrew Sasson and $2.0 million to Andy Masi, the remaining 10% equity owners of TLG, and bear annual interest payments of 8% (increasing to 18% on December 1, 2014, as described in note 6).

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

Each of TLG’s venues is managed by a subsidiary of TLG Acquisition. Through the Company’s ownership of TLG, it recognizes management fees in accordance with the applicable management agreement which generally provides for base management fees as a percentage of gross sales, and incentive management fees as a percentage of net profits, as calculated pursuant to the management agreements. TLG’s management agreements are typically structured as 10-year initial term contracts (effective the opening date of each respective venue) with renewal options. In addition to TLG’s management of the food and beverage operations at Delano South Beach, TLG currently manages 18 venues in Las Vegas, including 13 for MGM, 2 for affiliates of The Yucaipa Companies, LLC (“Yucaipa”) and Andrew Sasson, and 3 for a subsidiary of the Company located at Delano South Beach. Under TLG’s management agreements, all costs associated with the construction, build-out, furniture, fixtures and equipment, operating supplies, equipment and daily operational expenses are typically borne by the owner or lessor of the venue. TLG’s management agreements may be subject to early termination in specified circumstances. For example, the management agreements generally contain, among other covenants, a performance test that stipulates a minimum level of operating performance, and restrictions or requirements related to suitability, capacity, financial stability and compliance with laws and material terms. In 2013, TLG failed performance tests at certain venues, and as a result, the Company agreed with MGM to amend the calculation of base and incentive management fees at all MGM venues effective January 1, 2014, agreed to reductions in the minimum level of operating performance, and agreed to a termination effective April 1, 2014 of TLG’s management agreement for Brand Steakhouse. Additionally, many of the management agreements also require that Mr. Masi, whose employment contract expires December 31, 2014, remain employed by or under contract to TLG.

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

Each of Messrs. Sasson and Masi have the right to require Morgans Group to purchase his equity interest in TLG at any time after November 30, 2014 at a purchase price equal to his percentage equity ownership interest multiplied by the product of seven times the EBITDA from non-Morgans business (“Non-Morgans EBITDA”) for the preceding 12 months, subject to certain adjustments (the “Sasson-Masi Put Options”). In addition, Morgans Group has the right to require each of Messrs. Sasson and Masi to sell his 5% equity interest in TLG at any time after November 30, 2017 at a purchase price equal to his percentage equity ownership interest multiplied by the product of seven times the Non-Morgans EBITDA for the preceding 12 months, subject to certain adjustments. The Company initially accounted for the redeemable noncontrolling interest at fair value in accordance with Accounting Standard Codification (“ASC”) 805, Business Combinations. Due to the redemption feature associated with the Sasson-Masi Put Options, the Company classified the noncontrolling interest in temporary equity in accordance with the Securities and Exchange Commission’s guidance as codified in ASC 480-10, Distinguishing Liabilities from Equity. Subsequently, the Company will accrete the redeemable noncontrolling interest to its current redemption value, which approximates fair value, each period. The change in the redemption value does not impact the Company’s earnings or earnings per share. The Company recorded an obligation of $4.6 million related to the Sasson-Masi Put Options, which is recorded as redeemable noncontrolling interest on the September 30, 2014 consolidated balance sheet.

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

Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

The Hudson/Delano 2014 Mortgage Loan, defined and discussed below in note 6, provides that, in the event the debt yield ratio falls below certain defined thresholds, all cash flows from Hudson and Delano South Beach are deposited into accounts controlled by the lenders from which debt service and operating expenses, including management fees, are paid and from which other reserve accounts may be funded. Any excess amounts will be retained by the lenders until the debt yield ratio exceeds the required thresholds for two consecutive calendar quarters. As of September 30, 2014, the debt yield ratio exceeded the required threshold.

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

As of September 30, 2014, restricted cash also consisted of cash held in escrow for insurance program escrows.

Investments in and Advances to Unconsolidated Joint Ventures

The Company accounts for its investments in unconsolidated joint ventures using the equity method as it does not exercise control over significant business decisions such as buying, selling or financing nor is it the primary beneficiary under ASC 810-10, as discussed above. Under the equity method, the Company increases its investment for its proportionate share of net income and contributions to the joint venture and decreases its investment balance by recording its proportionate share of net loss and distributions. Once the Company’s investment balance in an unconsolidated joint venture is zero, the Company suspends recording additional losses. For investments in which there is recourse or unfunded commitments to provide additional equity, distributions and losses in excess of the investment are recorded as a liability. As of September 30, 2014, there were no liabilities required to be recorded related to these investments.

Investment in TLG Management Contracts, net

Investment in TLG management contracts represents the value of the TLG management contracts. TLG operates numerous nightclubs, restaurants, pool lounges, and bar venues primarily in Las Vegas pursuant to management agreements with MGM. The management contract assets are being amortized, using the straight line method, over the life of each applicable management contract.

Other Assets

In August 2012, the Company entered into a 10-year licensing agreement with MGM, with two five-year extensions at the Company’s option subject to performance thresholds, to convert THEhotel to Delano Las Vegas, which is managed by MGM. Delano Las Vegas opened in September 2014.  In addition, the Company acquired the leasehold interests in three food and beverage venues at Mandalay Bay in Las Vegas from an existing tenant for $15.0 million in cash at closing and a deferred, principal-only $10.6 million promissory note (“Restaurant Lease Note”) to be paid over seven years, which the Company recorded at fair value as of the date of issuance of $7.5 million, as discussed in note 6. The venues have been reconcepted and renovated and are managed by TLG. The three food and beverage venues are being operated pursuant to 10-year operating leases with an MGM affiliate, pursuant to which the Company pays minimum annual lease payments and a percentage rent based on cash flow. The Company allocated the total consideration paid, or to be paid, to the license agreement and the restaurant leasehold asset based on their respective fair values. The Company amortizes the fair value of the license agreement, using the straight line method, over the 10-year life of the license agreement, and the fair value of the restaurant leasehold interests, using the straight line method, over the 10-year life of the operating leases.

Further, as of September 30, 2014, other assets primarily consist of deferred financing costs which are being amortized, using the straight line method, which approximates the effective interest rate method, over the terms of the related debt agreements.

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

Income taxes for the three and nine months ended September 30, 2014 and 2013, were computed using the Company’s effective tax rate.

Credit-risk-related Contingent Features

The Company entered into agreements with each of its derivative counterparties in connection with the interest rate caps and hedging instruments related to the 2.375% Senior Subordinated Convertible Notes (the “Convertible Notes”), as discussed in note 6, which were outstanding as of September 30, 2014 and which matured and were repaid in full on October 15, 2014. The agreements provided that in the event the Company either defaulted or was capable of being declared in default on any of its indebtedness, the Company could also be declared in default on its derivative obligations. These Convertible Notes Call Options and Convertible Notes Warrants, as discussed and defined in note 6, expired when the Convertible Notes were repaid in October 2014.

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

Currently, the Company uses interest rate caps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. To comply with the provisions of ASC 820-10, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2014 and December 31, 2013, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. Accordingly, all derivatives have been classified as Level 2 fair value measurements. As of September 30, 2014, the Company had three interest rate caps outstanding and the fair value of these interest rate caps was $0.2 million.

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, and fixed and variable rate debt. Management believes the carrying amounts of the aforementioned financial instruments, excluding fixed-rate debt, is a reasonable estimate of fair value as of September 30, 2014 and December 31, 2013 due to the short-term maturity of these instruments or variable market interest rates on certain debt instruments.

The Company had fixed rate debt of $123.1 million and $247.1 million as of September 30, 2014 and December 31, 2013, respectively, which included the Company’s trust preferred securities, TLG Promissory Notes, excluding accrued interest, Restaurant Lease Note, discussed above, and the Convertible Notes at face value, as discussed in note 6.  This fixed rate debt had a fair market value at September 30, 2014 and December 31, 2013 of approximately $136.0 million and $217.7 million, respectively, using market rates.

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

The membership units owned by the Former Parent in Morgans Group are presented as a noncontrolling interest in Morgans Group in the consolidated balance sheets and were approximately $0.4 million and $0.5 million as of September 30, 2014 and December 31, 2013, respectively. The noncontrolling interest in Morgans Group is: (i) increased or decreased by the holders of membership interests’ pro rata share of Morgans Group’s net income or net loss, respectively; (ii) decreased by distributions; (iii) decreased by exchanges of membership units for the Company’s common stock; and (iv) adjusted to equal the net equity of Morgans Group multiplied by the holders of membership interests’ ownership percentage immediately after each issuance of units of Morgans Group and/or shares of the Company’s common stock and after each purchase of treasury stock through an adjustment to additional paid-in capital. Net income or net loss allocated to the noncontrolling interest in Morgans Group is based on the weighted-average percentage ownership throughout the period. As of September 30, 2014, there were 75,446 membership units outstanding, each of which is exchangeable for a share of the Company’s common stock.

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

Basic earnings (loss) per share is calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share include the effect of potential shares outstanding, including dilutive securities. Potential dilutive securities may include shares and options granted under the Company’s stock incentive plan and membership units in Morgans Group, which may be exchanged for shares of the Company’s common stock under certain circumstances. The 75,446 Morgans Group membership units (which may be converted to cash, or at the Company’s option, common stock) held by third parties at September 30, 2014, Yucaipa Warrants (as defined in note 9) issued to the Yucaipa Investors, unvested restricted stock units, LTIP Units (as defined in note 8), stock options, OPP LTIP Units (as defined in note 8) and shares issuable upon conversion of outstanding Convertible Notes have been excluded from the diluted net income (loss) per common share calculation, as there would be no effect on reported diluted net income (loss) per common share.

The table below details the components of the basic and diluted loss per share calculations (in thousands, except for per share data). The Company has not had any undistributed earnings in any calendar quarter presented. Therefore, the Company does not present earnings per share following the two-class method.

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Numerator:
Net loss	$(10,095)	$(10,328)
Net (income) loss attributable to noncontrolling interest	(48)	-
Net loss attributable to Morgans Hotel Group Co.	(10,143)	(10,328)
Less: preferred stock dividends and accretion	3,594	4,037
Net loss attributable to common stockholders	$(13,737)	$(14,365)
Denominator, continuing and discontinued operations:
Weighted average basic common shares outstanding	34,267	32,693
Effect of dilutive securities	—	—
Weighted average diluted common shares outstanding	34,267	32,693
Basic and diluted loss available to common stockholders per common share	$(0.40)	$(0.44)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Numerator:
Net loss	$(43,493)	$(38,051)
Net (income) loss attributable to noncontrolling interest	(504)	298
Net loss attributable to Morgans Hotel Group Co.	(43,997)	(37,753)
Less: preferred stock dividends and accretion	11,948	9,976
Net loss attributable to common stockholders	$(55,945)	$(47,729)
Denominator, continuing and discontinued operations:
Weighted average basic common shares outstanding	34,047	32,590
Effect of dilutive securities	—	—
Weighted average diluted common shares outstanding	34,047	32,590
Basic and diluted loss available to common stockholders per common share	$(1.64)	$(1.46)

4. Investments in and Advances to Unconsolidated Joint Ventures

The Company’s investments in and advances to unconsolidated joint ventures and its equity in income (losses) of unconsolidated joint ventures are summarized as follows (in thousands):

Investments

Entity	As of September 30, 2014	As of December 31, 2013
Mondrian Istanbul	$10,392	$10,392
Other	100	100
Total investments in and advances to unconsolidated joint ventures	$10,492	$10,492

Equity in income (losses) of unconsolidated joint ventures

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Mondrian South Beach food and beverage—MC South Beach	$—	$(281)	$—	$(629)
Other	3	3	7	(144)
Total	$3	$(278)	$7	$(773)

Mondrian South Beach

On August 8, 2006, the Company entered into a 50/50 joint venture to renovate and convert an apartment building on Biscayne Bay in Miami Beach into a condominium hotel, Mondrian South Beach, which opened in December 2008. The Company operates Mondrian South Beach under a long-term management contract.

The Mondrian South Beach joint venture acquired the existing building and land for a gross purchase price of $110.0 million. An initial equity investment of $15.0 million from each of the 50/50 joint venture partners was funded at closing, and subsequently each member also contributed $8.0 million of additional equity. The Company and an affiliate of its joint venture partner provided additional mezzanine financing of approximately $22.5 million in total to the joint venture through a new 50/50 mezzanine financing joint venture to fund completion of the construction in 2008. Additionally, the Mondrian South Beach joint venture initially received nonrecourse mortgage loan financing of approximately $124.0 million at a rate of LIBOR plus 3.0%. A portion of this mortgage debt was paid down, prior to the amendments discussed below, with proceeds obtained from condominium sales. In April 2008, the Mondrian South Beach joint venture obtained a mezzanine loan from the mortgage lenders of $28.0 million bearing interest at LIBOR plus 6.0%.

In April 2010, the Mondrian South Beach ownership joint venture amended the nonrecourse mortgage financing and mezzanine loan agreements secured by Mondrian South Beach or related equity interests and extended the maturity date for up to seven years through one-year extension options until April 2017, subject to certain conditions. Among other things, the amendment allowed the joint venture to accrue all interest through April 2012, accrue a portion of the interest thereafter, extend the mezzanine loan to April 2027 if the mortgage loan is retired, and provide the ability to provide seller financing to qualified condominium buyers with up to 80% of the condominium purchase price. The Company and an affiliate of its joint venture partner each provided an additional $2.75 million to the joint venture through the mezzanine financing joint venture resulting in total mezzanine financing provided by the mezzanine financing joint venture of $28.0 million. The amendment also provides that this $28.0 million joint venture mezzanine financing invested in the property be, in effect, on par with the lender’s mezzanine debt after the repayment of the mortgage debt such that the mezzanine financing joint venture receives the first $5.5 million of net cash flow, the lender mezzanine financing receives the next $5.5 million, and the remaining proceeds are distributed equally between the joint venture mezzanine loan and the lender mezzanine loan.

In March 2014, the joint venture exercised its option to extend the outstanding mortgage and mezzanine debt until April 2015. As of September 30, 2014, the joint venture’s outstanding nonrecourse mortgage loan was $24.1 million and the outstanding mezzanine loan was $28.0 million. In addition, the outstanding mezzanine debt owed to affiliates of the joint venture partners was $28.0 million.

The joint venture is in the process of selling units as condominiums, subject to market conditions, and unit buyers will have the opportunity to place their units into the hotel’s rental program. As of September 30, 2014, 261 hotel residences had been sold, of which 140 are in the hotel rental pool and are included in the hotel room count, and 74 hotel residences remain to be sold. In addition to hotel management fees, the Company could also realize fees from the sale of condominium units, although there can be no assurances of any sales in the future.

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

Mondrian SoHo

In June 2007, the Company entered into a joint venture with Cape Advisors Inc. to acquire and develop a Mondrian hotel in the SoHo neighborhood of New York City. The Company initially contributed $5.0 million for a 20% equity interest in the joint venture. Mondrian SoHo opened in February 2011 and has 263 guest rooms, a restaurant, bar and other facilities. Under the terms of the hotel management agreement executed between the Company and the joint venture in June 2007, the Company has a contract to manage the hotel for a 10-year term beginning on the date the hotel opened for business, which was in February 2011, with two 10-year extension options.

The joint venture obtained a loan of $195.2 million to acquire and develop the hotel, which matured in June 2010. On July 31, 2010, the mortgage loan secured by the hotel was amended to, among other things, provide for extensions of the maturity date to November 2011 with extension options through 2015, subject to certain conditions including a minimum debt service coverage test calculated, based on ratios of net operating income to debt service for specified periods ended September 30th of each year. The joint venture satisfied the extension conditions in 2011, but did not satisfy the conditions in November 2012. In January 2013, the lender initiated foreclosure proceedings and litigation is ongoing, although a court appointed referee issued a report in August 2014 setting the amount due on the loan ($250.5 million as of August 18, 2014, plus interest accruing at a daily rate of approximately $84,000, as of August 18, 2014) and determining the property should be sold as one parcel.  On September 15, 2014, the lender filed a motion to confirm the referee’s report in the foreclosure action and for proposed judgment of foreclosure and sale.  That motion is fully briefed and pending, but the court has not yet entered a judgment of foreclosure and sale, as discussed further in note 7, “—Litigations Regarding Mondrian SoHo.” As of September 30, 2014, the Mondrian SoHo joint venture’s outstanding mortgage debt secured by the hotel was $196.0 million.  In addition, as of August 18, 2014, the court appointed referee calculated deferred interest through the date of default of $20.8 million and default interest of $33.4 million.

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

Food and Beverage Venture at Mondrian South Beach

In June 2011, the Company acquired its former joint venture partner’s ownership interest in the food and beverage venture at Mondrian South Beach.  As a result, the Company’s ownership interest in this food and beverage venture effectively increased to 75%, and the accounting for this investment was reevaluated in accordance with ASC 810-10. The Company concluded that this venture did not meet the requirements of a variable interest entity and accordingly, this investment in the joint venture is accounted for using the equity method, as the Company does not believe it exercises control over significant asset decisions such as buying, selling or financing.

The Company accounted for this investment under the equity method of accounting through December 31, 2013, until its recording of losses was suspended. As of September 30, 2014, the Company’s investment in this food and beverage venture was zero. Because the Company has written its investment value in the joint venture to zero, for financial reporting purposes, the Company believes its maximum exposure to losses as a result of its involvement in the food and beverage venture at Mondrian South Beach is limited to any outstanding receivables, which was immaterial as of September 30, 2014.

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

In May 2013, the hotel owner exercised its right to terminate the Company’s management agreement effective July 17, 2013, and on July 17, 2013 the management agreement terminated. The Company received cash of $1.8 million, of which $0.9 million was recorded in management fee-related parties and other income on the consolidated statements of comprehensive loss during each of the second and third quarters of the year ended December 31, 2013.

Prior to the Company assigning its equity interests in the joint venture to its joint venture partner, net income or loss and cash distributions or contributions were allocated to the partners in accordance with their respective ownership interests. The Company accounted for this investment under the equity method of accounting.

Shore Club

On December 30, 2013, Shore Club was sold to HFZ Capital Group. Phillips International, an affiliate of Shore Club’s former owner, retains an ownership stake. The new owner has publicly stated that it may convert a substantial part of the hotel to condos, and the Company could be replaced as hotel manager. To date, the Company has received no notice of termination of its management agreement, and intends to continue to operate the hotel pursuant to that agreement. However, no assurance can be provided that the Company will continue to do so in the future. As of September 30, 2014, the Company had only an immaterial contingent profit participation equity interest in Shore Club.

Mondrian Istanbul

In December 2011, the Company entered into a hotel management agreement for an approximately 122-room Mondrian-branded hotel to be located in the Old City area of Istanbul, Turkey. In December 2011 and January 2012, the Company contributed an aggregate of $10.3 million in the form of equity and key money and has a 20% ownership interest in the joint venture owning the hotel. The Company has no additional funding commitments in connection with this project.

Due to the Company’s joint venture partner’s failure to achieve certain agreed milestones in the development of the Mondrian Istanbul hotel, in early 2014, the Company exercised its put option under the joint venture agreement that requires the Company’s joint venture partner to buy back the Company’s equity interests in the Mondrian Istanbul joint venture. The Company’s rights under that joint venture agreement are secured by, among other things, a mortgage on the property. In February 2014, the Company issued a notice of default to its joint venture partner, as they failed to buy back the Company’s equity interests by the contractual deadline, and further notified its joint venture partner that the Company plans to begin foreclosure proceedings as a result of the event of default. The Company initiated foreclosure proceedings on March 11, 2014. The Company’s joint venture partner, and through such joint venture partner, the joint venture itself, have objected to the foreclosure proceeding, as a result of which, the foreclosure proceeding is currently stayed. Additionally, in June 2014, the joint venture purported to notify the Company that it had terminated the hotel management agreement. The Company has objected to such purported notices and intends to vigorously defend against any lawsuit that may result. In addition, the Company has initiated proceedings in an English court seeking payment of the put option amount against the individual shareholders behind the joint venture partner.  The parties are also seeking various other judicial remedies in Turkey.

5. Other Liabilities

Other liabilities consist of the following (in thousands):

	As of September 30, 2014	As of December 31, 2013
Designer fee claim	$13,866	$13,866
OPP LTIP Units Liability (note 8)	—	25
	$13,866	$13,891

Designer Fee Claim

As of September 30, 2014 and December 31, 2013, other liabilities consisted of a liability related to a designer fee claim. The Former Parent had an exclusive service agreement with a hotel designer, pursuant to which the designer has made various claims related to the agreement. Although the Company is not a party to the agreement, it may have certain contractual obligations or liabilities to the Former Parent in connection with the agreement. According to the agreement, the designer was owed a base fee for each designed hotel, plus 1% of gross revenues, as defined in the agreement, for a 10-year period from the opening of each hotel. In addition, the agreement also called for the designer to design a minimum number of projects for which the designer would be paid a minimum fee. A liability amount has been estimated and recorded in these consolidated financial statements before considering any defenses and/or counter-claims that may be available to the Company or the Former Parent in connection with any claim brought by the designer. The estimated costs of the design services were capitalized as a component of the applicable hotel in prior years and were amortized over the five-year estimated life of the related design elements.

6. Debt and Capital Lease Obligations

Debt and capital lease obligations consists of the following (in thousands):

Description	As of September 30, 2014	As of December 31, 2013	Interest rate at September 30, 2014
Hudson/Delano Mortgage (a)	$450,000	$—	5.80% (LIBOR + 5.65%)
Notes secured by Hudson (a)	—	180,000
Clift debt (b)	93,396	91,486	9.60%
Liability to subsidiary trust (c)	50,100	50,100	8.68%
Convertible Notes (d)	49,015	170,698	2.375%
TLG Promissory Notes (e)	19,096	18,807	(f)
Restaurant Lease Note (f)	5,926	6,551	(h)
Capital lease obligations (g)	6,105	6,109	(g)
Revolving credit facility (h)	—	37,000
Debt and capital lease obligation	$673,638	$560,751

(a) Mortgage Agreements

Hudson/Delano 2014 Mortgage Loan

On February 6, 2014, subsidiaries of the Company entered into a new mortgage financing with Citigroup Global Markets Realty Corp. and Bank of America, N.A., as lenders, consisting of $300.0 million nonrecourse mortgage notes and $150.0 million mezzanine loans resulting in an aggregate principal amount of $450.0 million, secured by mortgages encumbering Delano South Beach and Hudson and pledges of equity interests in certain subsidiaries of the Company (collectively, the “Hudson/Delano 2014 Mortgage Loan”).

The net proceeds from the Hudson/Delano 2014 Mortgage Loan were applied to (1) repay $180.0 million of outstanding mortgage debt under the prior mortgage loan secured by Hudson (the “Hudson 2012 Mortgage Loan”), (2) repay $37.0 million of indebtedness under the Company’s $100.0 million senior secured revolving credit facility secured by Delano South Beach (the “Delano Credit Facility”), (3) provide cash collateral for reimbursement obligations with respect to a $10.0 million letter of credit under the Delano Credit Facility which was returned to the Company in June 2014, as discussed in note 7, and (4) fund reserves required under the Hudson/Delano 2014 Mortgage Loan, with the remainder available for general corporate purposes and working capital, and the repayment of other indebtedness, subject to certain minimum unencumbered asset requirements.

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

The Hudson/Delano 2014 Mortgage Loan contains restrictions on the ability of the borrowers to incur additional debt or liens on their assets and on the transfer of direct or indirect interests in Hudson or Delano South Beach and the owners of Hudson and Delano South Beach and other affirmative and negative covenants and events of default customary for multiple asset commercial mortgage-backed securities loans. The Hudson/Delano 2014 Mortgage Loan is nonrecourse to the Company’s subsidiaries that are the borrowers under the loan, except pursuant to certain carveouts detailed therein. In addition, the Company has provided a customary environmental indemnity and nonrecourse carveout guaranty under which it would have liability with respect to the Hudson/Delano 2014 Mortgage Loan if certain events occur with respect to the borrowers, including voluntary bankruptcy filings, collusive involuntary bankruptcy filings, changes to the Hudson capital lease without prior written consent of the lender, violations of the restrictions on transfers, incurrence of additional debt, or encumbrances of the property of the borrowers. The nonrecourse carveout guaranty requires the Company to maintain minimum unencumbered assets (as defined in the nonrecourse carveout guaranty) until the Company’s outstanding Convertible Notes and TLG Promissory Notes are repaid, extended, refinanced or replaced beyond the term of the Hudson/Delano 2014 Mortgage Loan. The Convertible Notes were repaid upon maturity in October 2014.  Further, the nonrecourse carveout guaranty prohibits the payment of dividends on or repurchase of the Company’s common stock. As of September 30, 2014, the Company was in compliance with these covenants.

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

The lease agreement provides for base annual rent of approximately $6.0 million per year until October 2014. Thereafter, base rent increases at five-year intervals by a formula tied to increases in the Consumer Price Index, with a maximum increase of 40% and a minimum increase of 20% at October 2014, and a maximum increase of 20% and a minimum increase of 10% at each five-year rent increase date thereafter. As a result of the first such increase, effective October 14, 2014, the annual rent increased to $7.6 million.  The lease is nonrecourse to the Company.

Morgans Group also entered into an agreement, dated September 17, 2010, whereby Morgans Group agreed to guarantee losses of up to $6.0 million suffered by the lessors in the event of certain “bad boy” type acts. As of September 30, 2014, there had been no triggering event that would require the Company to recognize a liability related to this guarantee.

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

The Company has identified that the Trust is a variable interest entity under ASC 810-10. Based on management’s analysis, the Company is not the primary beneficiary of the trust. Accordingly, the Trust is not consolidated into the Company’s financial statements. The Company accounts for the investment in the common stock of the Trust under the equity method of accounting.

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

From April 21, 2010 to July 21, 2010, the Yucaipa Investors purchased $88.0 million of the Convertible Notes from third parties. On February 28, 2014, the Company entered into a Note Repurchase Agreement with the Yucaipa Investors, pursuant to which it repurchased the Convertible Notes owned by them for an amount equal to their principal balance plus accrued interest. The Company used cash on hand, including proceeds of the Hudson/Delano 2014 Mortgage Loan, for this repurchase. Additionally, during the third quarter of 2014, the Company used cash on hand to repurchase an aggregate of $35.4 million of outstanding Convertible Notes at an aggregate discount of approximately $0.1 million plus accrued interest. The repurchased Convertible Notes were retired upon repurchase.

On October 15, 2014, the Convertible Notes matured and the Company repaid the outstanding principal amount of $49.1 million with cash on hand.  The Convertible Notes were retired upon repayment.

The Company followed ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”), which clarifies the accounting for convertible notes payable. ASC 470-20 requires the proceeds from the issuance of convertible notes to be allocated between a debt component and an equity component. The debt component is measured based on the fair value of similar debt without an equity conversion feature, and the equity component is determined as the residual of the fair value of the debt deducted from the original proceeds received. The resulting discount on the debt component is amortized over the period the debt is expected to be outstanding as additional interest expense. The equity component, recorded as additional paid-in capital, was determined to be $9.0 million, which represented the difference between the proceeds from issuance of the Convertible Notes and the fair value of the liability, net of deferred taxes of $6.4 million as of the date of issuance of the Convertible Notes.

In connection with the issuance of the Convertible Notes, the Company entered into convertible note hedge transactions (the “Convertible Notes Call Options”) with respect to the Company’s common stock with Merrill Lynch Financial Markets, Inc. and Citibank, N.A. These call options were exercisable solely in connection with any conversion of the Convertible Notes and pursuant to which the Company would receive shares of the Company’s common stock from Merrill Lynch Financial Markets, Inc. and Citibank, N.A equal to the number of shares issuable to the holders of the Convertible Notes upon conversion. Also in connection with the sale of the Convertible Notes, the Company also entered into separate warrant transactions with Merrill Lynch Financial Markets, Inc. and Citibank, N.A., whereby the Company issued warrants (the “Convertible Notes Warrants”) to purchase 6,415,327 shares of common stock, subject to customary anti-dilution adjustments, at an exercise price of approximately $40.00 per share of common stock. These Convertible Notes Call Options and Convertible Notes Warrants expired when the Convertible Notes were repaid in October 2014. The Company recorded the purchase of the Convertible Note Call Options, net of the related tax benefit of approximately $20.3 million, as a reduction of additional paid-in capital and the proceeds from the Convertible Notes Warrants as an addition to additional paid-in capital in accordance with ASC 815-30, Derivatives and Hedging, Cash Flow Hedges.

(e) TLG Promissory Notes

On November 30, 2011, pursuant to purchase agreements entered into on November 17, 2011, certain of the Company’s subsidiaries completed the acquisition of 90% of the equity interests in TLG for a purchase price of $28.5 million in cash and up to $18.0 million of TLG Promissory Notes, which are convertible into shares of the Company’s common stock at $9.50 per share.  The TLG Promissory Notes were allocated $16.0 million to Mr. Sasson and $2.0 million to Mr. Masi.

The payment of $18.0 million was based on TLG achieving EBITDA of at least $18.0 million from Non-Morgans EBITDA during the period starting on January 1, 2012 and ending on March 31, 2014, with ratable reduction of the payment if less than $18.0 million of EBITDA was earned. The fair value of the TLG Promissory Notes was estimated each quarter utilizing a Monte Carlo simulation to estimate the probability of the performance conditions being satisfied. The EBITDA targets had been achieved at September 30, 2014 and the fair value of the TLG Promissory Notes of $18.0 million plus accrued interest of $1.1 million is reflected in the Company’s September 30, 2014 consolidated financial statements.

The TLG Promissory Notes mature on November 30, 2015 and may be voluntarily prepaid, in full or in part, at any time. At either Messrs. Sasson’s or Masi’s options, the TLG Promissory Notes are payable in cash or in common stock of the Company valued at $9.50 per share. Each of the TLG Promissory Notes earns interest at an annual rate of 8%, and if the notes are not paid or converted on or before November 30, 2014, the interest rate increases to 18%. The TLG Promissory Notes provide that 75% of the accrued interest is payable quarterly in cash and the remaining 25% accrues and is included in the principal balance which is payable at maturity. Morgans Group has guaranteed payment of the TLG Promissory Notes and interest.

As discussed further in note 7, on August 5, 2013, Messrs. Sasson and Masi filed a lawsuit in the Supreme Court of the State of New York against TLG Acquisition and Morgans Group alleging, among other things, breach of contract and an event of default under the TLG Promissory Notes as a result of the Company’s failure to repay the TLG Promissory Notes following an alleged “Change of Control” of the Company in connection with the election of directors at the Company’s 2013 Annual Meeting. On September 26, 2013, the Company filed a motion to dismiss the complaint in its entirety. On February 6, 2014, the court granted the Company’s motion to dismiss. On March 7, 2014, Messrs. Sasson and Masi filed a Notice of Appeal from this decision with the Appellate Division, First Department, and on July 8, 2014, they filed their initial brief in support of that appeal. Briefing of that appeal is ongoing, and the Company’s opposition brief was due August 29, 2014. The oral argument on the motion occurred on October 29, 2014 and the Company is awaiting the court’s ruling.

(f) Restaurant Lease Note

As discussed in note 2, in August 2012, the Company acquired the leasehold interests in three food and beverage venues at Mandalay Bay from an existing tenant for $15.0 million in cash at closing and the issuance of a principal-only $10.6 million Restaurant Lease Note to be paid over seven years. The Restaurant Lease Note does not bear interest except in the event of default, as defined in the agreement. In accordance with ASC 470, Debt, the Company imputed interest on the Restaurant Lease Note, which was recorded at its fair value of $7.5 million as of the date of issuance. At September 30, 2014, the balance outstanding recorded on the Restaurant Lease Note was $5.9 million.

(g) Capital Lease Obligations

The Company has leased two condominium units at Hudson from unrelated third-parties, which are reflected as capital leases. One of the leases requires the Company to make annual payments, currently $649,728 (subject to increases due to increases in the Consumer Price Index), through November 2096. This lease also allows the Company to purchase, at its option, the unit at fair market value after November 2015. The second lease requires the Company to make annual payments, currently $365,490 (subject to increases due to increases in the Consumer Price Index), through December 2098.

The Company has allocated both lease payments between the land and building based on their estimated fair values. The portion of the payments allocated to the building has been capitalized at the present value of the future minimum lease payments. The portion of the payments allocable to the land is treated as operating lease payments. The imputed interest rate on both of these leases is 8%, which is based on the Company’s incremental borrowing rate at the time the lease agreement was executed. The capital lease obligations related to the units amounted to approximately $6.1 million as of September 30, 2014 and December 31, 2013, respectively. Substantially all of the principal payments on the capital lease obligations are due at the end of the lease agreements.

(h) Delano Credit Facility

On July 28, 2011, the Company and certain of its subsidiaries (collectively, the “Borrowers”), entered into a secured credit agreement with Deutsche Bank Securities Inc. as sole lead arranger, Deutsche Bank Trust Company Americas, as agent, and the lenders party thereto.

The credit agreement provided commitments for the Delano Credit Facility, a $100.0 million revolving credit facility and included a $15.0 million letter of credit sub-facility. The interest rate applicable to loans outstanding on the Delano Credit Facility was a floating rate of interest per annum, at the Borrowers’ election, of either LIBOR (subject to a LIBOR floor of 1.00%) plus 4.00%, or a base rate, as defined in the agreement, plus 3.00%. In addition, a commitment fee of 0.50% applied to the unused portion of the commitments under the Delano Credit Facility.

In connection with the closing of the Hudson/Delano 2014 Mortgage Loan, described more fully above, the Delano Credit Facility was terminated after repayment of the outstanding debt thereunder in February 2014.

7. Commitments and Contingencies

Hotel Development Related Commitments

In order to obtain long-term management, franchise and license contracts, the Company has committed to contribute capital in various forms on hotel development projects. These include equity investments, key money, and cash flow guarantees to hotel owners. The cash flow guarantees generally have a stated maximum amount of funding and a defined term. The terms of the cash flow guarantees to hotel owners generally require the Company to fund if the hotels do not attain specified levels of operating profit. Oftentimes, cash flow guarantees to hotel owners may be recoverable as loans repayable to the Company out of future hotel cash flows and/or proceeds from the sale of hotels.

The following table details, as of September 30, 2014 and December 31, 2013, the Company’s key money, equity investment and debt financing commitments for hotels under development as well as potential funding obligations under cash flow guarantees at operating hotels and hotels under development at the maximum amount under the applicable contracts, but excluding contracts where the maximum amount cannot be determined (in thousands):

	As of September 30, 2014 (1)	As of December 31, 2013 (1)
Key money, equity investment and debt financing commitments (2)	$15,514	$22,499
Key money commitments related to terminated project (3)	—	10,000
Cash flow guarantees	5,000	13,000
Cash flow guarantees in dispute (4)	8,000	8,000
Total maximum future funding commitments	$28,514	$53,499
Amounts due within one year (5)	$15,514	$25,499

(1)	The currency translation is based on an exchange rate of the applicable local currency to U.S. dollar using the exchange rate as of the end of the applicable reporting period.
(2)	As of September 30, 2014 and December 31, 2013, these commitments consist of key money commitments. The Company had no equity or debt financing commitments at September 30, 2014 and December 31, 2013.
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

(5)

As of September 30, 2014, amount primarily consists of £9.4 million (or approximately $15.3 million at the exchange rate as of September 30, 2014) in key money for Mondrian London. As of December 31, 2013, amount represents key money for Mondrian London and Mondrian at Baha Mar. The Company is not obligated to fund the key money for Mondrian Baha Mar due to the termination of the related management agreement in June 2014, discussed further below.

On September 30, 2014, Mondrian London at Sea Containers opened.  As a result, the Company funded its £9.4 million key money obligation (or approximately $15.2 million at the exchange rate as of the payment date) in October 2014 with cash on hand.  The Company also paid approximately $3.0 million of value added tax which the Company expects to recover from the taxing authority.

In September 2014, the Company and the hotel owners mutually agreed to terminate the Delano Moscow management agreement.  As a result, the Company was relieved of its $10.0 million key money obligation, of which $3.0 million had already been funded and was refunded back to the Company in September 2014.  The Company was also relieved of its $8.0 million potential cash flow guarantee.  All of these amounts are no longer included in the September 30, 2014 commitment table above.

In June 2014, the Mondrian at Baha Mar management agreement was terminated due to the failure of hotel owner to obtain a non-disturbance agreement from its lender as required by the management agreement, among other things.

In September 2012, the Company opened Delano Marrakech, a 71-room hotel in Marrakech, Morocco. The management agreement included certain cash flow guarantees by the Company which stipulate certain minimum levels of operating performance and could result in potential future funding obligations related to Delano Marrakech, which are in dispute and disclosed in the hotel commitments and guarantees table above. As discussed further below, the Company and the hotel owner are in litigation surrounding the termination of the hotel management agreement, performance-based cash flow guarantee and related matters. Both parties are seeking arbitration of the dispute, which is expected to occur in March 2015. Mediation is currently scheduled for mid-December 2014.

In January 2014, the Company signed a franchise agreement for 10 Karakoy, a Morgans Original branded hotel in Istanbul, Turkey. The hotel, which is currently under development, is being converted from office and retail space, is expected to have 71 rooms and open in November 2014. The Company has a $0.3 million key money obligation, which is included in the table above and will be funded upon the hotel opening.

The Company has signed management, license or franchise agreements for new hotels which are in the development stage. As of September 30, 2014, these included the following:

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

For example, due to the Company’s joint venture partner’s failure to achieve certain agreed milestones in the development of the Mondrian Istanbul hotel, in early 2014, the Company exercised its put option under the joint venture agreement and initiated foreclosure proceedings, as discussed further in note 4 and Part II, “Item 1. Legal Proceedings.”

Other Guarantees to Hotel Owners

As discussed above, the Company has provided certain cash flow guarantees to hotel owners in order to secure management contracts.

The Company’s hotel management agreements for Royalton and Morgans contain cash flow guarantee performance tests that stipulate certain minimum levels of operating performance. These performance test provisions give the Company the option to fund a shortfall in operating performance limited to the Company’s earned base fees. If the Company chooses not to fund the shortfall, the hotel owner has the option to terminate the management agreement. As of September 30, 2014, approximately $0.7 million was accrued as a reduction to management fees related to these performance test provisions. The Company’s maximum potential amount of future fundings related to the Royalton and Morgans performance guarantee cannot be determined as of September 30, 2014, but under the hotel management agreements is limited to the Company’s base fees earned.

Operating Joint Venture Hotels Commitments and Guarantees

The following details obligations the Company has or may have related to its operating joint venture hotels as of September 30, 2014.

Mondrian South Beach Mortgage and Mezzanine Agreements. Morgans Group and affiliates of its joint venture partner have agreed to provide standard nonrecourse carve-out guaranties and provide certain limited indemnifications for the Mondrian South Beach mortgage and mezzanine loans. In the event of a default, the lenders’ recourse is generally limited to the mortgaged property or related equity interests, subject to standard nonrecourse carve-out guaranties for “bad boy” type acts. Morgans Group and affiliates of its joint venture partner also agreed to guarantee the joint venture’s obligation to reimburse certain expenses incurred by the lenders and indemnify the lenders in the event such lenders incur liability in connection with certain third-party actions. Morgans Group and affiliates of its joint venture partner have also guaranteed the joint venture’s liability for the unpaid principal amount of any seller financing note provided for condominium sales if such financing or related mortgage lien is found unenforceable, provided they shall not have any liability if the seller financed unit becomes subject to the lien of the lender’s mortgage or title to the seller financed unit is otherwise transferred to the lender or if such seller financing note is repurchased by Morgans Group and/or affiliates of its joint venture at the full amount of unpaid principal balance of such seller financing note. In addition, although construction is complete and Mondrian South Beach opened on December 1, 2008, Morgans Group and affiliates of its joint venture partner may have continuing obligations under construction completion guaranties until all outstanding payables due to construction vendors are paid. As of September 30, 2014, there were remaining payables outstanding to vendors of approximately $0.3 million. Pursuant to a letter agreement with the lenders for the Mondrian South Beach loan, the joint venture agreed that these payables, many of which are currently contested or under dispute, will not be paid from operating funds but only from tax abatements and settlements of certain lawsuits. In the event funds from tax abatements and settlements of lawsuits are insufficient to repay these amounts in a timely manner, the Company and its joint venture partner are required to fund the shortfall amounts.

The Company and affiliates of its joint venture partner also have each agreed to purchase approximately $14.0 million of condominium units under certain conditions, including an event of default. In the event of a default under the lender’s mortgage or mezzanine loan, the joint venture partners are each obligated to purchase selected condominium units, at agreed-upon sales prices, having aggregate sales prices equal to 1/2 of the lesser of $28.0 million, which is the face amount outstanding on the lender’s mezzanine loan, or the then outstanding principal balance of the lender’s mezzanine loan. The joint venture is not currently in an event of default under the mortgage or mezzanine loan. As of September 30, 2014, there had been no triggering event that would require the Company to recognize a liability related to the construction completion or the condominium purchase guarantees.

Mondrian SoHo. Certain affiliates of the Company’s joint venture partner have agreed to provide a standard nonrecourse carve-out guaranty for “bad boy” type acts and a completion guaranty to the lenders for the Mondrian SoHo loan, for which Morgans Group has agreed to indemnify the joint venture partner and its affiliates up to 20% of such entities’ guaranty obligations, provided that each party is fully responsible for any losses incurred as a result of its own gross negligence or willful misconduct. As of September 30, 2014, there had been no triggering event that would require the Company to recognize a liability related to this indemnity.

Ames. On April 26, 2013, the joint venture closed on a new loan agreement with the mortgage lenders that provided for a reduction of the mortgage debt and an extension of maturity in return for a cash paydown. The Company did not contribute to the cash paydown and instead entered into an agreement with its joint venture partner pursuant to which, among other things, (1) the Company assigned its equity interests in the joint venture to its joint venture partner, (2) the Company agreed to give its joint venture partner the right to terminate its management agreement upon 60 days’ prior notice in return for an aggregate payment of $1.8 million, and (3) a creditworthy affiliate of the Company’s joint venture partner has assumed all or a portion of the Company’s potential liability with respect to historic tax credit guaranties, with the Company’s liability for any tax credit guaranties capped, in any event, at $3.0 million in the aggregate. The potential liability for historic tax credit guaranties relates to approximately $16.9 million of federal and state historic rehabilitation tax credits that Ames qualified for at the time of its development. As of September 30, 2014, there had been no triggering event that would require the Company to accrue any potential liability related to the historic tax credit guarantee. In May 2013, the hotel owner exercised its right to terminate the Company’s management agreement and it was terminated on July 17, 2013. The termination fee totaling $1.8 million was recorded by the Company in the second and third quarters of 2013.

Guaranteed Loans and Commitments

The Company has made guarantees to lenders and lessors of its owned and leased hotels, namely related to the Hudson/Delano 2014 Mortgage Loan and Clift lease payments, as discussed further in note 6.

Litigations Regarding Mondrian SoHo

On January 16, 2013, German American Capital Corporation (“GACC” or the “lender”), the lender for the mortgage loans on Mondrian SoHo, filed a complaint in the Supreme Court of the State of New York, County of New York against Sochin Downtown Realty, LLC, the joint venture that owns Mondrian SoHo (“Sochin JV”), Morgans Management, the manager for the hotel, Morgans Group, Happy Bar LLC and MGMT LLC, seeking foreclosure including, among other things, the sale of the mortgaged property free and clear of the management agreement, entered into between Sochin JV and Morgans Management on June 27, 2007, as amended on July 30, 2010. According to the complaint, Sochin JV defaulted by failing to repay the approximately $217.0 million outstanding on the loans when they became due on November 15, 2012. Cape Advisors Inc. indirectly owns 80% of the equity interest in Sochin JV and Morgans Group indirectly owns the remaining 20% equity interest.

On March 11, 2013, the Company moved to dismiss the lender’s complaint on the grounds that, among other things, the Company’s management agreement is not subject to foreclosure. On April 2, 2013, the lender opposed the Company’s motion to dismiss and cross-moved for summary judgment. On August 12, 2013, the court heard oral argument on both motions, as well as a third motion brought by the Company to strike an affirmation submitted by lender’s attorney. On January 27, 2014, the court granted Morgans Management’s motion to dismiss on the ground that Morgans Management was not a proper party to the foreclosure action and that a management contract does not constitute an interest in real property subject to foreclosure, and denied lender’s motion for summary judgment as moot. On March 20, 2014, the lender moved for summary judgment against the remaining defendants, seeking foreclosure on four mortgages secured by Mondrian SoHo. By order dated May 27, 2014, the trial court granted the motion for summary judgment to a limited extent, ordering the appointment of a referee to compute the amount but stating that a motion for summary judgment of foreclosure and sale is premature. By decision entered on July 28, 2014, the court referred the matter to a Referee to ascertain and compute the amount due to the lender for principal, interest, and other disbursements and to determine whether the property should be sold in one parcel.  On August 6, 2014, the Referee set a hearing on the issues for August 18, 2014, and subsequently issued her report setting the amount due on the loan ($250.5 million, plus interest accruing at a daily rate of approximately $84,000, as of August 18, 2014) and determining the property should be sold as one parcel. On September 15, 2014, the lender filed a motion to confirm the Referee’s report and for judgment of foreclosure and sale, along with the Referee’s Report of Amount Due attached as an exhibit, and a proposed judgment of foreclosure and sale.  That motion is fully briefed and pending, but the court has not yet entered a judgment of foreclosure and sale.

On February 25, 2013, the Sochin JV filed a complaint in the Delaware Court of Chancery against Morgans Management and Morgans Group, seeking, among other things, a declaration that Sochin JV had terminated the management agreement for the hotel. In addition, the Company, through its equity affiliate, filed a separate action against Sochin JV and its parent in the Delaware Court of Chancery for, among other things, breaching fiduciary duties and their joint venture agreement for failing to obtain consent prior to the termination. That action was subsequently consolidated with the joint venture’s termination action.  On April 30, 2013, Morgans Management filed a lawsuit against Sochin JV and the majority member of Sochin JV’s parent and its affiliate in New York Supreme Court for damages based on the wrongful attempted termination of the management agreement, defamation, and breach of fiduciary and other obligations under the parties’ joint venture agreement.  On September 20, 2013, the Delaware Court of Chancery ruled that Sochin JV properly terminated the hotel management agreement on agency principles, that Morgans Management must vacate the hotel forthwith or on whatever other timetable the hotel owner chooses, and that certain claims by the Company’s equity affiliate are dismissed but not its breach of fiduciary duty claim.

On May 9, 2014, both of the above-referenced actions in Delaware and the above-reference action in New York were dismissed with prejudice by agreement among the parties.  Under the terms of the settlement, if the joint venture does not seek to remove the Company as manager of Mondrian SoHo prior to December 31, 2020, then the Company will be deemed to have released all claims against the joint venture under the Management Agreement.  Under the terms of the settlement, the joint venture may demand that Morgans vacate Mondrian SoHo on 90 days’ prior notice; in the event the joint venture provides notice of its intention to remove the Company as manager of Mondrian SoHo, all of the Company’s claims against the joint venture (including for breach of the hotel management agreement) would be revived. The joint venture’s rights under the settlement are not assignable without the Company’s written consent.

On October 24, 2014, the Company filed suit in the Supreme Court of the State of New York seeking a declaration that the mortgage lenders to the Mondrian SoHo debt cannot remove Morgans Management as hotel manager following the conclusion of the foreclosure proceedings involving the building's ownership and its possible sale.  The action seeks to protect and enforce the Company's  long-term hotel management contract for Mondrian SoHo, regardless of the outcome of the current foreclosure proceedings.  The Company also seeks damages against the lenders and purported buyer of the property should Morgans Management be terminated as manager of the hotel.  The lawsuit does not affect the foreclosure proceedings, and Morgans does not oppose the lenders’ efforts to foreclose on Mondrian SoHo.

Litigation Regarding Delano Marrakech

In June 2013, the Company served the owner of Delano Marrakech with a notice of default for, among other things, failure to pay fees and reimbursable expenses and to operate the hotel in accordance with the standards under the management agreement. In September 2013, the Company served notice of termination of its management agreement for Delano Marrakech following the failure by the owner of Delano Marrakech to remedy numerous breaches of the agreement. As a result, the Company discontinued all affiliation with the hotel, including removal of the Delano name, and terminated management of the property, effective November 12, 2013. Pursuant to the management agreement, in the event of an owner default, the Company has no further obligations under the performance-based cash flow guarantee. In addition, as a result of the breaches by the hotel owner, the Company has asserted a claim for losses and damages against the owner that is currently estimated at in excess of $30.0 million, including interest. The owner of the hotel is disputing the circumstances surrounding termination and therefore its liability for this amount. On April 17, 2014, the owner submitted a counterclaim against the Company under both the performance-based cash flow guarantee and for loss of profits. The total counterclaim made by the owner is in excess of $119.0 million, excluding interest. The Company considers the counterclaim made by the owner to be entirely without merit and intends to vigorously defend itself. Both parties are seeking arbitration of the dispute, which is expected to occur in March 2015. Mediation is currently scheduled for mid-December 2014.

Litigation Regarding TLG Promissory Notes

On August 5, 2013, Messrs. Andrew Sasson and Andy Masi filed a lawsuit in the Supreme Court of the State of New York against TLG Acquisition LLC and Morgans Group LLC relating to the $18.0 million TLG Promissory Notes. See note 1 and note 6 regarding the background of the TLG Promissory Notes. The complaint alleges, among other things, a breach of contract and an event of default under the TLG Promissory Notes as a result of the Company’s failure to repay the TLG Promissory Notes following an alleged “Change of Control” that purportedly occurred upon the election of the Company’s current Board of Directors on June 14, 2013. The complaint sought payment of Mr. Sasson’s $16.0 million TLG Promissory Note and Mr. Masi’s $2.0 million TLG Promissory Note, plus interest compounded to principal, as well as default interest, and reasonable costs and expenses incurred in the lawsuit. On September 26, 2013, the Company filed a motion to dismiss the complaint in its entirety. On February 6, 2014, the court granted the Company’s motion to dismiss. On March 7, 2014, Messrs. Sasson and Masi filed a Notice of Appeal from this decision with the Appellate Division, First Department, and on July 8, 2014, they filed their initial brief in support of that appeal. Briefing of that appeal is ongoing, and the Company’s opposition brief was due August 29, 2014. The oral argument on the motion occurred on October 29, 2014 and the Company is awaiting the court’s ruling.

Litigation Regarding 2013 Deleveraging Transaction, Proxy Litigation Between Mr. Burkle and OTK and Certain of the Company’s Current Directors, and Litigation Regarding Yucaipa Board Observer Rights

On May 5, 2014, the Company and affiliates of Yucaipa, among other litigants, executed and submitted to the Delaware Court of Chancery a Stipulation of Settlement (the “Settlement Stipulation”) which contemplates the partial settlement and dismissal of the Delaware Shareholder Derivative Action and the complete settlement and dismissal of the New York Securities Action, the Proxy Action and the Board Observer Action, all defined below. On July 23, 2014, the Delaware Court of Chancery approved the Settlement Stipulation, which, pursuant to its terms, became effective on August 25, 2014 (the “Effective Date”).

The Settlement Stipulation provided for the partial settlement and dismissal with prejudice of the action entitled OTK Associates, LLC v. Friedman, et al., C.A. No. 8447-VCL (Del. Ch.) (the “Delaware Shareholder Derivative Action”) and the complete settlement and dismissal with prejudice of the actions entitled Yucaipa American Alliance Fund II L.P., et al. v. Morgans Hotel Group Co., et al., Index No. 652294/2013 (NY Sup.) (the “New York Securities Action”); Burkle v. OTK Associates, LLC, et al., Case No. 13-CIV-4557 (S.D.N.Y.) (the “Proxy Action”); and Yucaipa American Alliance Fund II L.P., et al. v. Morgans Hotel Group Co., Index No. 653455/2013 (NY Sup.) (the “Board Observer Action”) (the foregoing four actions are collectively referred to as the “Actions”).

The Settlement Stipulation provided, among other things, for the following:

—

The Company paid the Yucaipa parties in the New York Securities Action an amount equal to $3.0 million (which was previously escrowed) for attorneys’ fees and expenses incurred by Mr. Burkle in his defense of the Delaware Shareholder Derivative Action (the “Securities Action Payment”).

—

The Company paid the reasonable and necessary attorneys’ fees and expenses incurred by Messrs. Friedman, Gault and Sasson (collectively, the “Settling Former Directors”) in defending the Delaware Shareholder Derivative Action.  The Settling Former Directors’ assigned to the Company any claims they have against the Company’s insurers relating to any such unpaid amounts. The Company’s insurers covered these attorneys’ fees and expenses.

—

OTK and current director Jason T. Kalisman applied to the Delaware Court of Chancery for an award of payment from the Company of the reasonable and necessary fees and expenses incurred by their counsel in connection with the Delaware Shareholder Derivative Action, excluding those fees and expenses encompassed in the court’s October 31, 2013 order in the Delaware Shareholder Derivative Action. In its July 23, 2014 order approving the Settlement Stipulation, the Delaware Court of Chancery awarded an aggregate amount of approximately $6.5 million (to be reduced by the prior interim award of approximately $2.7 million) to OTK and current director Jason T. Kalisman for their counsel fees and expenses incurred in connection with the Delaware Shareholder Derivative Action which was paid by the Company with insurance proceeds.

—

Plaintiffs and defendants in each of the Actions, apart from the former directors who chose not to participate in Settlement Stipulation and against whom the Delaware Shareholder Derivative Action continues, exchanged customary releases which release the parties and certain of their affiliates from claims arising from the subject matters of each of the Actions.

—

Each of the Actions was dismissed with prejudice and on the merits with each party bearing its own costs, except as to the former directors who have not settled, against whom the Delaware Shareholder Derivative Action continues or as specified in the Settlement Stipulation.

The Company’s insurers have paid a majority of the costs that the Company was obligated to pay under the Settlement Stipulation.

On October 3, 2014, the Company entered into a Memorandum of Understanding with OTK and Thomas L. Harrison (the “Harrison Settlement”) to settle the claims against Mr. Harrison in the Delaware Shareholder Derivative Action and also to settle claims Mr. Harrison has asserted against the Company in Harrison v. Morgans Hotel Group Co., C. A. No. 10100-VCL (Del. Ch.) (the “Harrison Advancement Action”), in which Mr. Harrison seeks an order requiring the Company to advance his expenses (including attorneys’ fees) incurred in connection with the Delaware Shareholder Derivative Action and further seeks indemnification of the expenses (including attorneys’ fees) he has incurred in connection with his efforts to enforce his claims to advancement.  The Harrison Settlement is subject to approval by the Delaware Court of Chancery.  Pursuant to the Harrison Settlement, in October 2014, the Company advanced to Mr. Harrison a portion of the fees and expenses for which he has sought advancement and paid a portion of the amounts for which Mr. Harrison seeks indemnification related to the Harrison Advancement Action.  As part of the consideration for the release of the claims against Mr. Harrison in the Delaware Shareholder Derivative Action, if the Harrison Settlement is approved by the Court of Chancery, Mr. Harrison would waive his claims to recover the remaining amounts for which he has sought advancement and indemnification in the Harrison Advancement Action.  If the Delaware Court of Chancery approves the Harrison Settlement, both the Harrison Advancement Action and the claims against Mr. Harrison in the Delaware Shareholder Derivative Action will be dismissed with prejudice, the parties to the settlement will exchange customary releases, and the only remaining defendant in the Delaware Shareholder Derivative Action will be Michael D. Malone, a former director of the Company.

As of September 30, 2014, the Company has paid approximately $0.4 million of costs that were not covered by insurance proceeds.  The Company had established an accrual to cover certain contingencies related to its obligations under the Settlement Stipulation, which were adequate to cover these costs.  The Company does not expect that the net amount of any remaining payments the Company will make under the terms of the Settlement Stipulation, the Harrison Settlement, or any other settlement with the former directors who have not settled will be material to financial position of the Company, and as of September 30, 2014, the Company believes its accruals are adequate to cover its contingencies relating to these matters.

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

8. Omnibus Stock Incentive Plan

On February 9, 2006, the Board of Directors of the Company adopted the Morgans Hotel Group Co. 2006 Omnibus Stock Incentive Plan. Subsequently and on several occasions, the Company’s Board of Directors adopted, and stockholders approved, amendments to the Omnibus Stock Incentive Plan (the “Stock Plan”), to namely increase the number of shares reserved for issuance under the plan. As of September 30, 2014, the Stock Plan had 14,610,000 shares reserved for issuance.

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

On August 14, 2014, the Company issued an aggregate of 77,922 RSUs to the Company’s non-employee directors under the Stock Plan. These grants become 100% vested on May 14, 2015, provided that upon a non-employee director’s resignation from the Board of Directors, other than as a consequence of the director’s bad acts, the vesting of any RSUs will be on a pro rated basis as of the resignation date. The estimated fair value of each such RSU granted was based on the closing price of the Company’s common stock on the grant date.

In addition, the Company has granted, or may grant, RSUs to certain executives, employees or non-employee directors as part of future annual equity grants or to newly hired or promoted employees from time to time.

A summary of stock-based incentive awards as of September 30, 2014 is as follows (in units, or shares, as applicable):

	Restricted Stock Units	LTIP Units	Stock Options
Outstanding as of January 1, 2014	888,461	1,134,610	1,424,740
Granted during 2014	271,701	—	—
Distributed/exercised during 2014	(710,939)	(193,453)	—
Forfeited during 2014	(101,756)	—	(300,000)
Outstanding as of September 30, 2014	347,467	941,157	1,124,740
Vested as of September 30, 2014	—	941,157	1,124,740

Total stock compensation expense, which is included in corporate expenses on the accompanying consolidated statements of comprehensive loss, was $0.3 million, $1.3 million, $3.1 million, and $3.6 million for the three and nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014 and December 31, 2013, there were approximately $1.8 million and $3.4 million, respectively, of total unrecognized compensation costs related to unvested share awards, excluding outstanding OPP LTIP Units, as discussed below. As of September 30, 2014, the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 1.1 years.

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

On May 14, 2014, at the Company’s annual shareholder meeting, a Board of Directors nominee representing the Yucaipa Investors was elected as a director of the Company and the dividend rate on the Series A preferred securities returned to the stated rate of 8%. Currently, the dividend rate on the Series A preferred securities is 10%.

The Company has the option to accrue any and all dividend payments. The cumulative unpaid dividends have a dividend rate equal to the dividend rate on the Series A preferred securities. As of September 30, 2014, the Company had undeclared and unpaid dividends of approximately $40.4 million.

The Company has the option to redeem any or all of the Series A preferred securities at par at any time. The Series A preferred securities have limited voting rights and only vote on the authorization to issue senior preferred securities, amendments to their certificate of designations and amendments to the Company’s charter that adversely affect the Series A preferred securities. In addition, the Yucaipa Investors have consent rights over certain transactions for so long as they collectively own or have the right to purchase through exercise of the Yucaipa Warrants 6,250,000 shares of the Company’s common stock, including (subject to certain exceptions and limitations):

—	the sale of substantially all of the Company’s assets to a third party;
—	the acquisition by the Company of a third party where the equity investment by the Company is $100.0 million or greater;
—	the acquisition of the Company by a third party; or
—	any change in the size of the Company’s Board of Directors to a number below 7 or above 9.

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

The Company calculated the fair value of the Series A preferred securities at its net present value by discounting dividend payments expected to be paid on the shares over a seven-year period using a 17.3% rate. The Company determined that the market discount rate of 17.3% was reasonable based on the Company’s best estimate of what similar securities would most likely yield when issued by entities comparable to the Company at that time.

The initial carrying value of the Series A preferred securities was recorded at its net present value less costs to issue on the date of issuance. The carrying value will be periodically adjusted for accretion of the discount. As of September 30, 2014, the value of the preferred securities was $65.7 million, which includes cumulative accretion of $17.6 million.

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

10. Related Party Transactions

The Company earned management fees, chain services fees and fees for certain technical services and has receivables from hotels it owns through investments in unconsolidated joint ventures. These fees totaled approximately $1.0 million, $2.4 million, $3.4 million, and $7.2 million for the three and nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014 and December 31, 2013, the Company had receivables from these affiliates of approximately $3.8 million and $3.7 million, respectively, which are included in related party receivables on the accompanying consolidated balance sheets.

As of September 30, 2014 and December 31, 2013, the TLG Promissory Notes and accrued interest due to Messrs. Sasson and Masi had aggregate fair values of approximately $19.1 million and $18.8 million, respectively, as discussed in note 6, which are included in debt and capital lease obligations on the accompanying consolidated balance sheets. During the three and nine months ended September 30, 2014 and 2013, the Company recorded $0.3 million, $0.4 million, $1.1 million, and $1.1 million, respectively, of interest expense related to the TLG Promissory Notes.

11. Other Expenses

Restructuring and disposal costs

These expenses primarily relate to costs incurred related to the Company’s corporate restructuring initiatives, such as professional fees, litigation and settlement costs, executive terminations and severance costs related to such restructuring initiatives, including the plan of termination implemented in March 2014 (the “Termination Plan”) that resulted in a workforce reduction of the Company’s corporate office employees, proxy contests, and gains and losses on asset disposals as part of major renovation projects. Restructuring and disposal costs consist of the following (in thousands):

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Restructuring costs	$1,113	$939	$4,208	$6,121
Severance and related costs	29	827	8,395	1,620
(Gain) loss on asset disposal and other costs	3	33	(234)	210
Total	$1,145	$1,799	$12,369	$7,951

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

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Transaction costs	$259	$364	$2,839	$574
Internal development payroll and other	298	386	647	1,056
Pre-opening expenses	7	221	442	738
Total	$564	$971	$3,928	$2,368

12. Deferred Gain on Asset Sales

In 2011, the Company sold Mondrian Los Angeles, Royalton, Morgans, and its 50% equity interest in the joint venture that owned Sanderson and St Martins Lane. The Company continues to operate all of these hotels under long-term management agreements.

In accordance with ASC 360-20, Property, Plant and Equipment, Real Estate Sales. the Company evaluated its accounting for the gain on sales of these assets, noting that the Company continues to have significant continuing involvement in the hotels as a result of long-term management agreements and shares in risks and rewards of ownership. Accordingly, the Company recorded deferred gains of approximately $152.4 million related to the sales of Royalton, Morgans, Mondrian Los Angeles, and the Company’s equity interests in Sanderson and St Martins Lane, which are deferred and recognized as a gain on asset sales over the initial term of the related management agreements. Gain on asset sales for the three and nine months ended September 30, 2014 and 2013 were $2.0 million, $2.0 million, $6.0 million, and $6.0 million, respectively.

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

The historical financial data presented herein is the historical financial data for:

—

our three owned hotels, consisting, as of September 30, 2014, of Hudson in New York, Delano South Beach in Miami Beach, and Clift in San Francisco (which we lease under a long-term lease that is treated as a financing) (collectively, our “Owned Hotels”), comprising approximately 1,450 rooms;

—

our owned food and beverage operations, consisting, as of September 30, 2014, of the food and beverage operations located at our Owned Hotels, certain food and beverage operations located at Sanderson, in London, and food and beverage venues at Mandalay Bay in Las Vegas (collectively, our “Owned F&B Operations”);

—

our two joint venture hotels, consisting, as of September 30, 2014, of Mondrian South Beach in Miami Beach and Mondrian SoHo in New York, (together, our “Joint Venture Hotels”) comprising approximately 500 rooms and our investment in the food and beverage venture at Mondrian South Beach in Miami Beach (the “F&B Venture”);

—

our seven managed hotels, consisting, as of September 30, 2014, of Royalton and Morgans in New York, Shore Club in Miami Beach, Mondrian in Los Angeles, Sanderson, St Martins Lane, and Mondrian London in London (collectively, our “Managed Hotels”), comprising approximately 1,550 rooms;

—	our licensed hotel, consisting, as of September 30, 2014 of Delano Las Vegas, comprising 1,117 rooms;
—

our 90% controlling interest in TLG Acquisition, which operates certain locations of our nightclub and food and beverage management business. TLG develops, redevelops and operates numerous venues primarily in Las Vegas pursuant to management agreements with MGM, including nightclubs, restaurants, pool lounges and bars;

—	our investments in certain hotels under development and other proposed properties.

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

We may also terminate hotel management, franchise or license agreements as circumstances require or as we deem appropriate. For example, in September 2014, we and the hotel owners mutually agreed to terminate the Delano Moscow management agreement and, as a result, we were relieved of our key money and possible cash flow commitment obligations.

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

In September 2014, both Mondrian London at Sea Containers, a 359-room hotel, and Delano Las Vegas, a 1,117-room hotel opened.  The Mondrian London is subject to a management agreement and Delano Las Vegas is a licensed hotel which is managed by MGM.

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

Factors Affecting Our Results of Operations

Revenues. Changes in our hotel revenues are most easily explained by three performance indicators that are commonly used in the hospitality industry:

—	Occupancy;
—	Average daily rate (“ADR”); and
—

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

—	Rooms revenue. Occupancy and ADR are the major drivers of rooms revenue.
—

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

—

Other hotel revenue. Other hotel revenue, which consists of ancillary revenue such as internet, telephone, parking, spa, entertainment and other guest services, is principally driven by hotel occupancy.

—

Management fee revenue and other income. We earn hotel management fees under our hotel management agreements. These fees may include management fees as well as reimbursement for allocated chain services. Additionally, we own a 90% controlling investment in TLG, which operates numerous venues primarily in Las Vegas pursuant to management agreements with various MGM affiliates. Each of TLG’s venues is managed by an affiliate of TLG, which receives fees under a management agreement for the venue. Through our ownership of TLG, we recognize management fees in accordance with the applicable management agreement, which generally provide for base management fees as a percentage of gross sales, and incentive management fees as a percentage of net profits, as calculated pursuant to the management agreements. We earn license fees under our franchise and license agreements.

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

—

Rooms expense. Rooms expense includes the payroll and benefits for the front office, housekeeping, concierge and reservations departments and related expenses, such as laundry, rooms supplies, travel agent commissions and reservation expense. Like rooms revenue, occupancy is a major driver of rooms expense, which has a significant correlation with rooms revenue.

—

Food and beverage expense. Similar to food and beverage revenue, occupancy of the hotels in which we operate food and beverage venues, and the popularity of our restaurants, nightclubs, pool lounges, bars and other food and beverage venues, are the major drivers of food and beverage expense, which has a significant correlation with food and beverage revenue.

—	Other departmental expense. Occupancy is the major driver of other departmental expense, which includes telephone and other expenses related to the generation of other hotel revenue.
—

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

—	Property taxes, insurance and other. Property taxes, insurance and other consist primarily of insurance costs and property taxes.
—

Corporate expenses, including stock compensation. Corporate expenses consist of the cost of our corporate offices, including the corporate office of TLG, net of any cost reimbursements, which consists primarily of payroll and related costs, stock-based compensation expenses, office rent and legal and professional fees and costs associated with being a public company.

—

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

—

Restructuring and disposal costs include costs incurred related to our corporate restructuring initiatives, such as professional fees, litigation and settlement costs, executive terminations and severance costs related to such restructuring initiatives, including the Termination Plan and the proxy contests, and losses on asset disposals as part of major renovation projects.

—

Development costs include transaction costs related to the acquisition or termination of projects, internal development payroll and other costs and pre-opening expenses incurred related to new concepts at existing hotel and the development of new hotels, and the write-off of abandoned development projects previously capitalized.

—

Impairment loss on receivables and other assets from unconsolidated joint venture and managed hotel includes impairment costs incurred related to receivables deemed uncollectible from an unconsolidated joint venture and managed hotel and other assets related to such managed hotel which have been deemed to have no value.

Other Items

—	Interest expense, net. Interest expense, net includes interest on our debt and amortization of financing costs and is presented net of interest income.
—

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

—

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

—

Other non-operating expenses include costs associated with discontinued operations and previously owned hotels, both consolidated and unconsolidated, transaction costs related to business acquisitions, changes in the fair value of certain debt and equity instruments, miscellaneous litigation and settlement costs and other expenses that relate to our financing and investing activities.

—

Income tax expense (benefit). All of our foreign subsidiaries are subject to local jurisdiction corporate income taxes. Income tax expense is reported at the applicable rate for the periods presented. We are subject to Federal and state income taxes. Income taxes for the three and nine months ended September 30, 2014 and 2013 were computed using our calculated effective tax rate. We also recorded net deferred taxes related to cumulative differences in the basis recorded for certain assets and liabilities. We established a reserve on the deferred tax assets based on the ability to utilize net operating loss carryforwards.

—

Noncontrolling interest income (loss). Noncontrolling interest is the income (loss) attributable to the holders of membership units in Morgans Group, our operating company, owned by Residual Hotel Interest LLC, our former parent, as discussed in note 1 of our consolidated financial statements and the 10% ownership interest in TLG that is held by certain prior owners of TLG.

—

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

RevPAR at System-Wide Comparable Hotels, all of which are located in the United States and includes all Morgans Hotel Group branded hotels operated by us, except for hotels added or under major renovation during the current or the prior year, development projects and hotels no longer managed by us, increased by 3.7% in the third quarter of 2014 from the comparable period in 2013, driven by a 1.8% increase in occupancy and 1.9% increase in ADR.

RevPAR from System-Wide Comparable Hotels in New York increased 1.5% in the third quarter of 2014 over the same period in 2013, due to an increase in occupancy of 1.6% to 92.7%.  RevPAR at Hudson increased by 1.3% during the third quarter of 2014 as compared to the same period in 2013.  Occupancy at Hudson increased by 1.8% to 94.9% year-over-year reflecting strong demand.  ADR at Hudson declined 0.5% primarily as a result of an increase in competitive room supply, as a nearby competitor was undergoing a renovation in 2013 that was completed in 2014.  Food and beverage revenues at Hudson were up 7.8%, reflecting the continued success of Hudson Common.  Mondrian SoHo’s RevPAR increased by 4.6% during the third quarter of 2014 as compared to the same period in 2013, primarily due to increased market share.

RevPAR from System-Wide Comparable Hotels in Miami was flat in the third quarter of 2014 as compared to the same period in 2013.  Delano South Beach experienced a RevPAR decrease of 6.0% during the third quarter of 2014 as compared to the same period in 2013 primarily due to the World Cup’s impact on European and Latin American travel in July and lower group business in August. The softness in July and August was partially offset by a strong RevPAR increase in September.

Our System-Wide Comparable Hotels on the West Coast generated 11.2% RevPAR growth in the third quarter of 2014 as compared to the same period in 2013, with a 16.8% RevPAR increase at Mondrian Los Angeles and a 7.6% RevPAR increase at Clift.

Our managed hotels in London, Sanderson and St Martins Lane, are non-comparable due to a major room and common area renovation that began in the first quarter of 2014 resulting in a decrease in RevPAR of approximately 8.8% in average dollars due to rooms being out of service during the third quarter of 2014.  The majority of the guestroom renovations at Sanderson are complete and renovation on the remaining guestrooms at St Martins Lane will resume in the first quarter of 2015.

Operating Results

Comparison of Three Months Ended September 30, 2014 to Three Months Ended September 30, 2013

The following table presents our operating results for the three months ended September 30, 2014 and 2013, including the amount and percentage change in these results between the two periods. The consolidated operating results for the three months ended September 30, 2014 are comparable to the consolidated operating results for the three months ended September 30, 2013, with the exception of the September 2014 openings of Mondrian London, a managed hotel, and Delano Las Vegas, a licensed hotel, the transfer of our ownership interest in the food and beverage venues at St Martins Lane in London deemed to be effective January 1, 2014, the termination of our management agreement at Ames in July 2013, and the termination of our management agreement for Delano Marrakech effective November 12, 2013. The consolidated operating results are as follows:

	Three Months Ended
	September 30, 2014	September 30, 2013	Changes ($)	Changes (%)
	(Dollars in thousands)
Revenues:
Rooms	$30,648	$29,950	$698	2.3%
Food and beverage	18,252	20,214	(1,962)	-9.7%
Other hotel	1,347	1,142	205	18.0%
Total hotel revenues	50,247	51,306	(1,059)	-2.1%
Management fee-related parties and other income	5,259	6,956	(1,697)	-24.4%
Total revenues	55,506	58,262	(2,756)	-4.7%
Operating Costs and Expenses:
Rooms	9,357	9,253	104	1.1%
Food and beverage	14,266	15,827	(1,561)	-9.9%
Other departmental	800	806	(6)	-0.7%
Hotel selling, general and administrative	9,702	11,046	(1,344)	-12.2%
Property taxes, insurance and other	3,908	4,080	(172)	-4.2%
Total hotel operating expenses	38,033	41,012	(2,979)	-7.3%
Corporate expenses, including stock compensation	7,126	6,754	372	5.5%
Depreciation and amortization	6,811	7,114	(303)	-4.3%
Restructuring and disposal costs	1,145	1,799	(654)	-36.4%
Development costs	564	971	(407)	-41.9%
Impairment loss on receivables and other assets from unconsolidated joint venture and managed hotel	—	167	(167)	-100.0%
Total operating costs and expenses	53,679	57,817	(4,138)	-7.2%
Operating income	1,827	445	1,382	(1)
Interest expense, net	12,984	11,585	1,399	12.1%
Equity in (income) loss of unconsolidated joint ventures	(3)	278	(281)	-101.1%
Gain on asset sales	(2,005)	(2,005)	—	0.0%
Other non-operating expenses	824	810	14	1.7%
Loss before income tax expense	(9,973)	(10,223)	250	-2.4%
Income tax expense	122	105	17	16.2%
Net loss	(10,095)	(10,328)	233	-2.3%
Net income attributable to non controlling interest	(48)	-	(48)	(1)
Net loss attributable to Morgans Hotel Group	(10,143)	(10,328)	185	-1.8%
Preferred stock dividends and accretion	3,594	4,037	(443)	-11.0%
Net loss attributable to common stockholders	$(13,737)	$(14,365)	$628	-4.4%

(1)	Not meaningful.

Total Hotel Revenues. Total hotel revenues decreased 2.1% to $50.2 million for the three months ended September 30, 2014 compared to $51.3 million for the three months ended September 30, 2013. This decrease was primarily due to decreased food and beverage revenues, as discussed further below.

The components of RevPAR from our Owned Hotels for the three months ended September 30, 2014 and 2013 are summarized as follows (in actual dollars):

	Three Months Ended
	September 30, 2014	September 30, 2013	Change ($)	Change (%)
Occupancy	90.5%	88.5%	—	2.3%
ADR	$256	$257	$(1)	-0.2%
RevPAR	$232	$227	$5	2.1%

Rooms revenue increased 2.3% to $30.6 million for the three months ended September 30, 2014 compared to $30.0 million for the three months ended September 30, 2013. This increase was primarily due to increases in occupancy and ADR at Clift in San Francisco during the three months ended September 30, 2014 as compared to the same period in 2013.

Food and beverage revenue decreased 9.7% to $18.3 million for the three months ended September 30, 2014 compared to $20.2 million for the three months ended September 30, 2013. This decrease was primarily due to a decrease of $2.1 million related to the effective transfer of the food and beverage venues at St Martins Lane in London to the hotel owner effective January 1, 2014.  Slightly offsetting this decrease was an increase of approximately $0.5 million from our leased food and beverage venues at Mandalay Bay in Las Vegas, due to the opening of the third restaurant in July 2013.

Other hotel revenue increased 18.0% to $1.3 million for the three months ended September 30, 2014 compared to $1.1 million for the three months ended September 30, 2013. This increase was primarily due to increased internet revenues at Hudson during the three months ended September 30, 2014 as compared to the same period in 2013, which was the result of a change in strategy regarding internet pricing that became effective January 1, 2014.

Management Fee—Related Parties and Other Income. Management fee—related parties and other income decreased by 24.4% to $5.3 million for the three months ended September 30, 2014 compared to $7.0 million for the three months ended September 30, 2013. Approximately $0.9 million of this decrease was due to a termination fee related to Ames that we received during the third quarter of 2013. Excluding one-time items, management fees primarily decreased as a result of a decrease in fees from TLG primarily due to revisions in the management fee structure with MGM effective January 1, 2014.

The components of RevPAR from such comparable managed hotels, which includes Morgans, Royalton, Shore Club, and Mondrian Los Angeles, and excludes Mondrian London, which opened on September 30, 2014, for the three months ended September 30, 2014 and 2013 are summarized as follows (in actual dollars):

	Three Months Ended
	September 30, 2014	September 30, 2013	Change ($)	Change (%)
Occupancy	77.8%	77.6%	—	0.3%
ADR	$284	$270	$14	4.9%
RevPAR	$221	$210	$11	5.2%

Operating Costs and Expenses

Rooms expense increased 1.1% to $9.4 million for the three months ended September 30, 2014 compared to $9.3 million for the three months ended September 30, 2013. This increase is slightly less than the increase in rooms revenue, discussed above, due to restructuring initiatives implemented on May 1, 2014.

Food and beverage expense decreased 9.9% to $14.3 million for the three months ended September 30, 2014 compared to $15.8 million for the three months ended September 30, 2013. This is consistent with the decrease in food and beverage revenue, discussed above, and is primarily due to a decrease in food and beverage expenses related to the effective transfer of the food and beverage venues at St Martins Lane in London to the hotel owner January 1, 2014. Slightly offsetting this decrease was an increase in expenses associated with the leased food and beverage venues at Mandalay Bay in Las Vegas due to the opening of the third restaurant in July 2013.

Other departmental expense was relatively flat with a slight decrease of 0.7% to $0.8 million for the three months ended September 30, 2014 compared to $0.8 million for the three months ended September 30, 2013.

Hotel selling, general and administrative expense decreased 12.2% to $9.7 million for the three months ended September 30, 2014 compared to $11.0 million for the three months ended September 30, 2013 primarily as a result of the restructuring initiatives implemented on May 1, 2014.

Property taxes, insurance and other expense decreased 4.2% to $3.9 million for the three months ended September 30, 2014 compared to $4.1 million for the three months ended September 30, 2013.  This decrease was primarily due to real estate tax refund received at Clift during the third quarter of 2014 for which there was no comparable refund received during the three months ended September 30, 2013.

Corporate expenses, including stock compensation increased 5.5% to $7.1 million for the three months ended September 30, 2014 compared to $6.8 million for the three months ended September 30, 2013. This increase was primarily due to costs incurred in connection with the settlement of two litigation matters at TLG, offset by a decrease in stock compensation expense due to fewer stock grants being awarded in 2014.

Depreciation and amortization decreased 4.3% to $6.8 million for the three months ended September 30, 2014 compared to $7.1 million for the three months ended September 30, 2013. This decrease was primarily due to certain assets becoming fully depreciated at Hudson and Clift.

Restructuring and disposal costs decreased 36.4% to $1.1 million for the three months ended September 30, 2014 compared to $1.8 million for the three months ended September 30, 2013. This decrease was primarily due to severance and related fees incurred during the three months ended September 30, 2013 relating to the departure of our former Chief Executive Officer in August 2013.

Development costs decreased 41.9% to $0.6 million for the three months ended September 30, 2014 compared to $1.0 million for the three months ended September 30, 2013. This decrease was primarily due to preopening costs related to the Hudson bar, Henry, which opened during the third quarter of 2013 after renovation and reconcepting.

Impairment loss on receivables and other assets from unconsolidated joint venture and managed hotel was zero for the three months ended September 30, 2014 compared to $0.2 million for the three months ended September 30, 2013. During the three months ended September 30, 2013, we impaired certain outstanding receivables due from Delano Marrakech, as management concluded that collection of these receivables was uncertain. There were no comparable impairment charges in 2014.

Interest expense, net increased 12.1% to $13.0 million for the three months ended September 30, 2014 compared to $11.6 million for the three months ended September 30, 2013. This increase was primarily due to the Hudson/Delano 2014 Mortgage Loan, which closed in February 2014, and resulted in a larger debt balance outstanding during the third quarter of 2014 as compared the same period in 2013.

Equity in (income) loss of unconsolidated joint ventures resulted in an immaterial gain for the three months ended September 30, 2014 compared to a loss of $0.3 million for the three months ended September 30, 2013. We no longer record our share of equity in earnings or losses on a majority of our unconsolidated joint ventures, as we have written our investment balances down to zero due to impairments recorded in prior periods.

The components of RevPAR from our comparable Joint Venture Hotels for the three months ended September 30, 2014 and 2013, which includes Mondrian South Beach and Mondrian SoHo and excludes Shore Club, in which we have only an immaterial contingent profit participation equity interest as of September 30, 2014, are summarized as follows:

	Three Months Ended
	September 30, 2014	September 30, 2013	Change ($)	Change (%)
Occupancy	78.6%	76.4%	—	2.9%
ADR	$290	$279	$11	4.0%
RevPAR	$228	$213	$15	7.0%

Other non-operating expenses increased 1.7% to $0.8 million for the three months ended September 30, 2014 as compared to $0.8 million for the three months ended September 30, 2013.

Income tax expense was relatively flat at $0.1 million for the three months ended September 30, 2014 as compared to $0.1 million for the three months ended September 30, 2013.

Comparison of Nine Months Ended September 30, 2014 to Nine Months Ended September 30, 2013

The following table presents our operating results for the nine months ended September 30, 2014 and 2013, including the amount and percentage change in these results between the two periods. The consolidated operating results for the nine months ended September 30, 2014 are comparable to the consolidated operating results for the nine months ended September 30, 2013, with the exception of the September 2014 opening of Mondrian London, a managed hotel, and Delano Las Vegas, a licensed hotel, the transfer of our ownership interest in the food and beverage venues at St Martins Lane in London deemed to be effective January 1, 2014, the transfer of our ownership interest in Ames in April 2013, the termination of our management agreement at Ames in July 2013, the termination of our management agreement at Las Palapas in March 2013, and the termination of our management agreement for Delano Marrakech effective November 12, 2013. The consolidated operating results are as follows:

	Nine Months Ended
	September 30, 2014	September 30, 2013	Changes ($)	Changes (%)
	(Dollars in thousands)
Revenues:
Rooms	$90,760	$87,303	$3,457	4.0%
Food and beverage	61,177	59,713	1,464	2.5%
Other hotel	4,132	3,384	748	22.1%
Total hotel revenues	156,069	150,400	5,669	3.8%
Management fee-related parties and other income	16,509	21,220	(4,711)	-22.2%
Total revenues	172,578	171,620	958	0.6%
Operating Costs and Expenses:
Rooms	27,896	27,298	598	2.2%
Food and beverage	44,834	44,335	499	1.1%
Other departmental	2,369	2,422	(53)	-2.2%
Hotel selling, general and administrative	31,404	32,688	(1,284)	-3.9%
Property taxes, insurance and other	12,154	12,641	(487)	-3.9%
Total hotel operating expenses	118,657	119,384	(727)	-0.6%
Corporate expenses, including stock compensation	21,027	22,469	(1,442)	-6.4%
Depreciation and amortization	21,894	20,535	1,359	6.6%
Restructuring and disposal costs	12,369	7,951	4,418	55.6%
Development costs	3,928	2,368	1,560	65.9%
Impairment loss on receivables and other assets from unconsolidated joint venture and managed hotel	—	5,942	(5,942)	-100.0%
Total operating costs and expenses	177,875	178,649	(774)	-0.4%
Operating loss	(5,297)	(7,029)	1,732	-24.6%
Interest expense, net	41,917	34,434	7,483	21.7%
Equity in (income) loss of unconsolidated joint ventures	(7)	773	(780)	-100.9%
Gain on asset sales	(6,015)	(6,015)	—	0.0%
Other non-operating expenses	1,950	1,289	661	51.3%
Loss before income tax expense	(43,142)	(37,510)	(5,632)	15.0%
Income tax expense	351	541	(190)	-35.1%
Net loss	(43,493)	(38,051)	(5,442)	14.3%
Net (income) loss attributable to non controlling interest	(504)	298	(802)	(1)
Net loss attributable to Morgans Hotel Group	(43,997)	(37,753)	(6,244)	16.5%
Preferred stock dividends and accretion	11,948	9,976	1,972	19.8%
Net loss attributable to common stockholders	$(55,945)	$(47,729)	$(8,216)	17.2%

(1)	Not meaningful.

Total Hotel Revenues. Total hotel revenues increased 3.8% to $156.1 million for the nine months ended September 30, 2014 compared to $150.4 million for the nine months ended September 30, 2013. This increase was primarily due to increased occupancy at our Owned Hotels. The components of RevPAR from our Owned Hotels for the nine months ended September 30, 2014 and 2013 are summarized as follows (in actual dollars):

	Nine Months Ended
	September 30, 2014	September 30, 2013	Change ($)	Change (%)
Occupancy	88.4%	85.3%	—	3.6%
ADR	$262	$262	$—	0.3%
RevPAR	$232	$223	$9	3.9%

Rooms revenue increased 4.0% to $90.8 million for the nine months ended September 30, 2014 compared to $87.3 million for the nine months ended September 30, 2013. This increase was primarily due to increases in occupancy at Delano South Beach and increases in occupancy and ADR at Clift in San Francisco during the nine months ended September 30, 2014 as compared to the same period in 2013.

Food and beverage revenue increased 2.5% to $61.2 million for the nine months ended September 30, 2014 compared to $59.7 million for the nine months ended September 30, 2013. This increase was primarily due to an increase of approximately $6.3 million from our three leased food and beverage venues at Mandalay Bay in Las Vegas, the first of which opened in late December 2012, the second restaurant opened in February 2013 and the third restaurant opened in July 2013. The increase was also due to increases in revenues of approximately $2.3 million at Hudson due to Hudson Common, the restaurant at Hudson which opened in February 2013, and Henry, a bar at Hudson which opened during the third quarter of 2013. Offsetting these increases was a decrease of approximately $7.0 million related to the effective transfer of the food and beverage venues at St Martins Lane in London to the hotel owner effective January 1, 2014.

Other hotel revenue increased 22.1% to $4.1 million for the nine months ended September 30, 2014 compared to $3.4 million for the nine months ended September 30, 2013. This increase was primarily due to increased internet revenues at Hudson during the nine months ended September 30, 2014 as compared to the same period in 2013, which was the result of a change in strategy regarding internet pricing that became effective January 1, 2014.

Management Fee—Related Parties and Other Income. Management fee—related parties and other income decreased by 22.2% to $16.5 million for the nine months ended September 30, 2014 compared to $21.2 million for the nine months ended September 30, 2013. Approximately $2.3 million of this decrease was due to a termination fees related to Hotel Las Palapas and Ames that we received during the nine months ended September 30, 2013. Excluding one-time items, management fees primarily decreased as a result of a decrease in fees from TLG primarily due to revisions in the management fee structure with MGM effective January 1, 2014. Additionally, we experienced a decrease in management fees from managed hotels, primarily due to the loss of the Ames management contract, major renovations at Sanderson and St Martins Lane which began during the first quarter of 2014, and lower technical service fees.

The components of RevPAR from such comparable managed hotels, which includes Morgans, Royalton, Shore Club, and Mondrian Los Angeles, and excludes Mondrian London, which opened on September 30, 2014 and Delano Las Vegas, a licensed hotel, for the nine months ended September 30, 2014 and 2013 are summarized as follows (in actual dollars):

	Nine Months Ended
	September 30, 2014	September 30, 2013	Change ($)	Change (%)
Occupancy	80.7%	79.7%	—	1.3%
ADR	$303	$292	$11	3.6%
RevPAR	$244	$233	$11	4.9%

Operating Costs and Expenses

Rooms expense increased 2.2% to $27.9 million for the nine months ended September 30, 2014 compared to $27.3 million for the nine months ended September 30, 2013. This increase is less than the increase in rooms revenue, discussed above, due to restructuring initiatives implemented on May 1, 2014.

Food and beverage expense increased 1.1% to $44.8 million for the nine months ended September 30, 2014 compared to $44.3 million for the nine months ended September 30, 2013. This is consistent with the increase in food and beverage revenue, discussed above, and is primarily due to the expenses associated with the three leased food and beverage venues at Mandalay Bay in Las Vegas, at Hudson Common, the restaurant at Hudson which opened in February 2013, and Henry, a bar at Hudson which opened during the third quarter of 2013. Slightly offsetting these increases was a decrease in food and beverage expenses related to the effective transfer of the food and beverage venues at St Martins Lane in London to the hotel owner January 1, 2014.

Other departmental expense decreased 2.2% to $2.4 million for the nine months ended September 30, 2014 compared to $2.4 million for the nine months ended September 30, 2013. This slight decrease was primarily the result of decreased expenses related to the operation of the spa at Delano South Beach. Effective January 1, 2014, the spa at Delano South Beach was leased to a third party operator.

Hotel selling, general and administrative expense decreased 3.9% to $31.4 million for the nine months ended September 30, 2014 compared to $32.7 million for the nine months ended September 30, 2013. This decrease was primarily due to a decrease in advertising and promotional expenses due to cost-control measures taken during the nine months ended September 30, 2014. Slightly offsetting this decrease was an increase in heat, light and power and other related costs at Hudson during the first half of 2014 as a result of Hudson’s increased occupancy and an unusually cold winter in New York City in 2014.

Property taxes, insurance and other expense decreased 3.9% to $12.2 million for the nine months ended September 30, 2014 compared to $12.6 million for the nine months ended September 30, 2013. This is primarily due to real estate tax refunds received at Delano South Beach during the second quarter of 2014 and Clift during the third quarter of 2014 for which there was no comparable refunds received during the same periods in 2013.

Corporate expenses, including stock compensation decreased 6.4% to $21.0 million for the nine months ended September 30, 2014 compared to $22.5 million for the nine months ended September 30, 2013. This decrease was primarily due to savings resulting from our implementation of the plan of termination (the “Termination Plan”) in March 2014 that resulted in a workforce reduction of our corporate office employees.

Depreciation and amortization increased 6.6% to $21.9 million for the nine months ended September 30, 2014 compared to $20.5 million for the nine months ended September 30, 2013. This increase was primarily due to the increased depreciation related to the renovation of certain food and beverage outlets at Hudson in 2013 and the conversion of single room dwelling units (“SROs”) into new guest rooms at Hudson in early 2013.

Restructuring and disposal costs increased 55.6% to $12.4 million for the nine months ended September 30, 2014 compared to $8.0 million for the nine months ended September 30, 2013. This increase was primarily due to severance and related costs incurred in early 2014 relating to the Termination Plan. Costs incurred during 2013 primarily related to legal and advisory fees incurred in connection with the 2013 Deleveraging Transaction, discussed further in note 7 to our consolidated financial statements.

Development costs increased 65.9% to $3.9 million for the nine months ended September 30, 2014 compared to $2.4 million for the nine months ended September 30, 2013. This increase was primarily due to costs incurred in 2014 related to the termination of the management agreement for Mondrian at Baha Mar and costs associated with the initiation of foreclosure proceedings related to Mondrian Istanbul, as discussed further in note 7 to our consolidated financial statements.

Impairment loss on receivables and other assets from unconsolidated joint venture and managed hotel was zero for the nine months ended September 30, 2014 compared to $5.9 million for the nine months ended September 30, 2013. During the nine months ended September 30, 2013, we impaired certain outstanding receivables due from Mondrian SoHo and Delano Marrakech, as management concluded that collection of these receivables was uncertain, and we impaired the balance of our key money investment in Delano Marrakech. There were no comparable impairment charges in 2014.

Interest expense, net increased 21.7% to $41.9 million for the nine months ended September 30, 2014 compared to $34.4 million for the nine months ended September 30, 2013. This increase was primarily due to a $2.2 million exit fee related to the repayment of the Hudson 2012 Mortgage Loan in February 2014, defined below, and the Hudson/Delano 2014 Mortgage Loan, which closed in February 2014, resulting in a larger debt balance outstanding during the first nine months of 2014 as compared the same period in 2013.

Equity in (income) loss of unconsolidated joint ventures resulted in an immaterial gain for the nine months ended September 30, 2014 compared to a loss of $0.8 million for the nine months ended September 30, 2013. We no longer record our share of equity in earnings or losses on a majority of our unconsolidated joint ventures, as we have written our investment balances down to zero due to impairments recorded in prior periods.

The components of RevPAR from our comparable Joint Venture Hotels for the nine months ended September 30, 2014 and 2013, which includes Mondrian South Beach and Mondrian SoHo and excludes Ames, in which we no longer owned any equity interests effective April 26, 2013, and Shore Club, in which we have only an immaterial contingent profit participation equity interest as of September 30, 2014, are summarized as follows:

	Nine Months Ended
	September 30, 2014	September 30, 2013	Change ($)	Change (%)
Occupancy	82.7%	82.5%	—	0.2%
ADR	$306	$293	$13	4.3%
RevPAR	$253	$242	$11	4.5%

Other non-operating expenses increased 51.3% to $2.0 million for the nine months ended September 30, 2014 as compared to $1.3 million for the nine months ended September 30, 2013. This increase was primarily due to settlement and litigation related costs incurred in 2014.

Income tax expense decreased 35.1% to $0.4 million for the nine months ended September 30, 2014 as compared to $0.5 million for the nine months ended September 30, 2013. This slight decrease was primarily due to reduced tax rates and a decline in operating results at our foreign subsidiary.

Liquidity and Capital Resources

As of September 30, 2014, we had approximately $96.3 million in cash and cash equivalents. During the third quarter of 2014, we used cash on hand to repurchase an aggregate of $35.4 million of outstanding 2.375% Senior Subordinated Convertible Notes (“Convertible Notes”) prior to maturity at a discount of approximately $0.1 million plus accrued interest. The repurchased Convertible Notes were retired upon repurchase. As of September 30, 2014, there were $49.1 million of Convertible Notes outstanding.

In October 2014, we used cash on hand to repay the remaining $49.1 million outstanding Convertible Notes, which matured on October 15, 2014, and fund the $15.2 million Mondrian London key money payment on October 10, 2014.

We intend to utilize our liquidity, along with our operating cash flow, to satisfy our short-term and long-term liquidity requirements, as described in more detail below, and for general corporate purposes. We believe we have sufficient cash to meet these obligations.

We believe the credit and equity markets will be available to us in the future to fund additional short-term and long-term liquidity requirements. However, there can be no assurances that we will be able to access any of these sources on terms acceptable to us or at all. For example, our ability to obtain additional debt is dependent upon a number of factors, including our degree of leverage, borrowing restrictions imposed by existing lenders and general market conditions. We will continue to explore various options from time to time as necessary for our liquidity requirements or advantageous in pursuing our business strategy.

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

Our remaining outstanding Convertible Notes, as described under “—Debt,” with a face value of $49.1 million on September 30, 2014, matured on October 15, 2014 and were repaid with cash on hand.

Additionally, the TLG Promissory Notes, which are obligations related to our acquisition of TLG, mature in November 2015, although we may consider retiring the TLG Promissory Notes, in full or in part, prior to the November 2015 maturity due to the increase in the interest rate from 8% to 18% in November 2014. At September 30, 2014, the balance of the TLG Promissory Notes was $19.1 million, which includes the original principal balance plus deferred interest of $1.1 million.

Also as part of our acquisition of TLG, each of Messrs. Sasson and Masi received the right to require Morgans Group to purchase his 5% equity interest in TLG at any time after November 30, 2014 at a purchase price equal to his percentage equity ownership interest multiplied by the product of seven times the Non-Morgans EBITDA for the preceding 12 months, subject to certain adjustments (the “Sasson-Masi Put Options”). The estimated aggregate purchase price for the Sasson-Masi Put Options, which become exercisable in December 2014, is approximately $4.5 million based on the contractual formula applied as of September 30, 2014.

We are focused on growing our portfolio, primarily with our core brands, in major gateway markets and key resort destinations. In order to obtain long-term management contracts, we have committed to contribute capital in various forms on hotel development projects. These include equity investments, key money and cash flow guarantees to hotel owners. The cash flow guarantees generally have a stated maximum amount of funding and a defined term. The terms of the cash flow guarantees to hotel owners generally require us to fund if the hotels do not attain specified levels of operating profit. See note 7 to our consolidated financial statements included elsewhere in this report for more information. Often, cash flow guarantees to hotel owners may be recoverable as loans repayable to us out of future hotel cash flows and/or proceeds from the sale of hotels. As of September 30, 2014, our short-term key money funding obligations were $15.5 million, which represents £9.4 million (or approximately $15.2 million at the exchange rate as of the payment date) in key money for Mondrian London, which we funded in October 2014 after the hotel opened, and $0.3 million in key money for 10 Karakoy, a Morgans Original branded hotel in Istanbul, Turkey, which will be funded upon the hotel opening in November 2014.  We also paid approximately $3.0 million of value added tax related to the Mondrian London key money payment, which the Company expects to recover from the taxing authority.

On May 5, 2014, we and affiliates of The Yucaipa Companies, LLC (“Yucaipa”), among other litigants, executed and submitted to the Delaware Court of Chancery a Stipulation of Settlement (the “Settlement Stipulation”) which contemplated the partial settlement and dismissal of the Delaware Shareholder Derivative Action (as defined below) and the complete settlement and dismissal of the New York Securities Action, the Proxy Action and the Board Observer Action. On July 23, 2014, the Delaware Court of Chancery approved the Settlement Stipulation, which became effective on August 25, 2014.  Our insurers have paid a majority of the costs that we were obligated to pay under the Settlement Stipulation.  On October 3, 2014, we entered into a memorandum of understanding with OTK and Thomas L. Harrison, a former Director, (the “Harrison Settlement”) to settle the claims against Mr. Harrison in the Delaware Shareholder Derivative Action and also to settle claims Mr. Harrison has asserted against us in a separate action. The Harrison Settlement is subject to approval by the Delaware Court of Chancery.  Pursuant to the Harrison Settlement, in October 2014, we advanced to Mr. Harrison a portion of the fees and expenses for which he has sought advancement and has paid a portion of the amounts for which Mr. Harrison seeks indemnification related to the Harrison Advancement Action.  See Part II, “Item 1. Legal Proceedings” for further discussion of these actions.  Former director Michael D. Malone chose not to participate in Settlement Stipulation and the Delaware Shareholder Derivative Action continues against him and we may incur fees and expenses in that continuing litigation which may be subject to recovery from our insurers. We do not expect that the net amount of any remaining payments we will make under the terms of the Settlement Stipulation, the Harrison Settlement, or any other settlement with the former directors who have not settled will be material to our financial position.

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

Our Series A preferred securities have an 8% dividend rate until October 15, 2014, a 10% dividend rate from October 15, 2014 to October 15, 2016, and a 20% dividend rate thereafter, with a 4% increase in the dividend rate during certain periods in which the Yucaipa Investors’ nominee to our Board of Directors has not been elected as a director or subsequently appointed as a director by our Board of Directors. On May 14, 2014, at our annual shareholder meeting, a Board of Directors nominee representing the Yucaipa Investors was elected as a director of the Company. Currently, the dividend rate on the Series A preferred securities is 10%.

We have the option to accrue any and all dividend payments, and as of September 30, 2014, have not declared any dividends. The cumulative unpaid dividends also have a dividend rate equal to the then applicable dividend rate on the Series A preferred securities. As of September 30, 2014, we have undeclared dividends of approximately $40.4 million. We have the option to redeem any or all of the Series A preferred securities at any time.

Other long-term liquidity requirements include our obligations under the Hudson/Delano 2014 Mortgage Loan, our trust preferred securities, which mature in October 2036 and the Clift lease, each as described under “—Debt.” In the event we were to undertake a transaction that was deemed to constitute a transfer of our properties and assets substantially as an entirety within the meaning of the indenture, we may be required to repay the trust preferred securities prior to their maturity or obtain the trustee’s consent in connection with such transfer.

Additionally, as our new managed and franchised hotels are developed, to the extent we have committed to contribute key money, equity or debt, these amounts will generally come due prior to or on the hotel opening. As of September 30, 2014, we did not have any equity or debt financing commitments relating to hotel development projects. As of September 30, 2014, our potential funding under cash flow guarantees at operating hotels and hotels under development at the maximum amount under the applicable contracts, but excluding contracts where the maximum cannot be determined, was $13.0 million, which includes an $8.0 million performance-based cash flow guarantee related to Delano Marrakech, which we believe we are not obligated to fund. See note 7 to our consolidated financial statements included elsewhere in this report for more information. In September 2013, we served notice of termination of our management agreement for Delano Marrakech following the failure by the owner of Delano Marrakech to remedy numerous breaches of the agreement. As a result, we have discontinued all affiliation with the hotel, including removal of the Delano name, and terminated management of the property, effective November 12, 2013. Pursuant to the management agreement, in the event of an owner default, we have no further obligations under the performance-based cash flow guarantee. As discussed further in Part II, “Item 1. Legal Proceedings,” we are in litigation with the hotel owner surrounding the termination of the hotel management agreement, performance-based cash flow guarantee and related matters. Both parties are seeking arbitration of the dispute, which is expected to occur in March 2015. Mediation is currently scheduled for mid-December 2014.

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

As of September 30, 2014, we had approximately $372.7 million of remaining Federal tax net operating loss carryforwards to offset future income, including gains on future asset sales. We believe we have significant value available to us in Delano South Beach and Hudson, and that the tax basis of these assets is significantly less than their fair values. As of September 30, 2014, we estimate that the tax basis of Delano South Beach is approximately $54.2 million and the tax basis in Hudson is approximately $137.2 million.

Other Liquidity Matters

In addition to our expected short-term and long-term liquidity requirements, our liquidity could also be affected by certain other potential liquidity matters, including at our Joint Venture Hotels, as discussed below.

Mondrian South Beach Mortgage and Mezzanine Agreements. As of September 30, 2014, the joint venture’s outstanding nonrecourse mortgage debt was $24.1 million and mezzanine debt was $28.0 million. The joint venture also has an additional $28.0 million of mezzanine debt owed to affiliates of the joint venture partners. The lender’s nonrecourse mortgage loan and mezzanine loan related to Mondrian South Beach matured on August 1, 2009. In April 2010, the Mondrian South Beach ownership joint venture amended the nonrecourse financing and mezzanine loan agreements secured by Mondrian South Beach or related equity interests and extended the maturity date for up to seven years through one-year extension options until April 2017, subject to certain conditions. In March 2014, the joint venture exercised its option to extend the outstanding mortgage and mezzanine debt until April 2015.

Morgans Group and affiliates of our joint venture partner have agreed to provide standard nonrecourse carve-out guaranties and provide certain limited indemnifications for the Mondrian South Beach mortgage and mezzanine loans. In the event of a default, the lenders’ recourse is generally limited to the mortgaged property or related equity interests, subject to standard nonrecourse carve-out guaranties for “bad boy” type acts. Morgans Group and affiliates of our joint venture partner also agreed to guaranty the joint venture’s obligation to reimburse certain expenses incurred by the lenders and indemnify the lenders in the event such lenders incur liability in connection with certain third-party actions. Morgans Group and affiliates of our joint venture partner have also guaranteed the joint venture’s liability for the unpaid principal amount of any seller financing note provided for condominium sales if such financing or related mortgage lien is found unenforceable, provided they shall not have any liability if the seller financed unit becomes subject again to the lien of the lender’s mortgage or title to the seller financed unit is otherwise transferred to the lender or if such seller financing note is repurchased by Morgans Group and/or affiliates of our joint venture partner at the full amount of unpaid principal balance of such seller financing note. In addition, although construction is complete and Mondrian South Beach opened on December 1, 2008, Morgans Group and affiliates of our joint venture partner may have continuing obligations under construction completion guaranties until all outstanding payables due to construction vendors are paid. As of September 30, 2014, there were remaining payables outstanding to vendors of approximately $0.3 million. Pursuant to a letter agreement with the lenders for the Mondrian South Beach loan, the joint venture agreed that these payables, many of which are currently contested or under dispute, will not be paid from operating funds but only from tax abatements and settlements of certain lawsuits. In the event funds from tax abatements and settlements of lawsuits are insufficient to repay these amounts in a timely manner, we and our joint venture partner are required to fund the shortfall amounts.

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

Mondrian SoHo. As of September 30, 2014, the Mondrian SoHo joint venture’s outstanding mortgage debt secured by the hotel was $196.0 million.  In addition, as of August 18, 2014, the court appointed referee calculated deferred interest through the date of default of $20.8 million and default interest of $33.4 million.  The joint venture did not satisfy the extension conditions in 2012 and the loan matured on November 15, 2012. In January 2013, the lender initiated foreclosure proceedings and litigation is ongoing, as discussed further in Part II, “Item 1. Legal Proceedings.”

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

Ames. On April 26, 2013, the joint venture closed on a new loan agreement with the mortgage lenders that provides for a reduction of the mortgage debt and an extension of maturity in return for a cash paydown. We did not contribute to the cash paydown and instead entered into an agreement with our joint venture partner pursuant to which, among other things, (1) we assigned our equity interests in the joint venture to our joint venture partner, (2) we agreed to give our joint venture partner the right to terminate our management agreement upon 60 days’ prior notice in return for an aggregate payment of $1.8 million, and (3) a creditworthy affiliate of our joint venture partner has assumed all or a portion of our liability with respect to historic tax credit guaranties, with our liability for any tax credit guaranties capped, in any event, at $3.0 million in the aggregate. The potential liability for historic tax credit guaranties relates to approximately $16.9 million of federal and state historic rehabilitation tax credits that Ames qualified for at the time of its development. As of September 30, 2014, there has been no triggering event that would require us to accrue any potential liability related to the historic tax credit guarantee. Effective July 17, 2013, we no longer manage Ames.

Mondrian Istanbul. Additionally, due to our joint venture partner’s failure to achieve certain agreed milestones in the development of the Mondrian Istanbul hotel, in early 2014, we exercised our put option under the joint venture agreement that requires our joint venture partner to buy back our equity interests in the Mondrian Istanbul joint venture. Our rights under that joint venture agreement are secured by, among other things, a mortgage on the property. In February 2014, we issued a notice of default to our joint venture partner, as they failed to buy back our equity interests by the contractual deadline, and further notified our joint venture partner that we plan to begin foreclosure proceedings as a result of the event of default. We initiated foreclosure proceedings on March 11, 2014. Our joint venture partner, and through such joint venture partner, the joint venture itself, have objected to the foreclosure proceeding, as a result of which, the foreclosure proceeding is currently stayed. Additionally, in June 2014, the joint venture purported to notify us that it had terminated the hotel management agreement. We have objected to such purported notices and intend to vigorously defend against any lawsuit that may result. In addition, we have initiated proceedings in an English court seeking payment of the put option amount against the individual shareholders behind the joint venture partner.  The parties are also seeking various other judicial remedies in Turkey.

Potential Litigation. We may have potential liability in connection with certain claims by a designer for which we have accrued $13.9 million as of September 30, 2014, as discussed in note 5 of our consolidated financial statements.

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

Comparison of Cash Flows for the Nine Months Ended September 30, 2014 to September 30, 2013

Operating Activities. Net cash used in operating activities was $5.2 million for the nine months ended September 30, 2014 as compared to net cash used in operating activities of $3.6 million for the nine months ended September 30, 2013. Certain amounts which were previously included in restricted cash under the Hudson 2012 Mortgage Loan were returned to the Company in February 2014 in connection with the Hudson/Delano 2014 Mortgage Loan and are included in operating cash on our consolidated balance sheet. This increase in cash was slightly offset by payments made related to the Termination Plan in 2014.

Investing Activities. Net cash used in investing activities amounted to $2.2 million for the nine months ended September 30, 2014 as compared to net cash used in investing activities of $8.1 million for the nine months ended September 30, 2013. The decrease in cash used was primarily related to the funding of renovations in certain food and beverage venues at Hudson that were ongoing during the nine months ended September 30, 2013, which were concluded in 2013. Additionally, during September 2014, we received $3.0 million of previously funded key money, plus reimbursables, related to the Delano Moscow management agreement which was terminated in September 2014, as discussed further in note 7 of our consolidated financial statements.

Financing Activities. Net cash provided by financing activities amounted to $93.7 million for the nine months ended September 30, 2014 as compared to net cash provided by financing activities of $13.5 million for the nine months ended September 30, 2013. This increase in cash provided was primarily due to proceeds received from the Hudson/Delano 2014 Mortgage Loan in February 2014, discussed below in “—Debt.”

Debt

Hudson/Delano 2014 Mortgage Loan. On February 6, 2014, certain of our subsidiaries entered into a new mortgage financing with Citigroup Global Markets Realty Corp. and Bank of America, N.A., as lenders, consisting of nonrecourse mortgage and mezzanine loans in the aggregate principal amount of $450.0 million, secured by mortgages encumbering Delano South Beach and Hudson and pledges of equity interests in certain of our subsidiaries (collectively, the “Hudson/Delano 2014 Mortgage Loan”). The net proceeds from the Hudson/Delano 2014 Mortgage Loan were applied to (1) repay $180 million of outstanding mortgage debt under the prior mortgage loan secured by Hudson (the “Hudson 2012 Mortgage Loan”), (2) repay $37 million of indebtedness under our $100.0 million senior secured revolving credit facility secured by Delano South Beach (the “Delano Credit Facility”), (3) provide cash collateral for reimbursement obligations with respect to a $10.0 million letter of credit under the Delano Credit Facility which was returned to the Company in June 2014, and (4) fund reserves required under the Hudson/Delano 2014 Mortgage Loan, with the remainder available for general corporate purposes and working capital, and the repayment of other indebtedness, subject to certain minimum unencumbered asset requirements.

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

The Hudson/Delano 2014 Mortgage Loan contains restrictions on the ability of the borrowers to incur additional debt or liens on their assets and on the transfer of direct or indirect interests in Hudson or Delano South Beach and the owners of Hudson and Delano South Beach and other affirmative and negative covenants and events of default customary for multiple asset commercial mortgage-backed securities loans. The Hudson/Delano 2014 Mortgage Loan is nonrecourse to our subsidiaries that are the borrowers under the loan, except pursuant to certain carveouts detailed therein. In addition, we have provided a customary environmental indemnity and nonrecourse carveout guaranty under which we would have liability with respect to the Hudson/Delano 2014 Mortgage Loan if certain events occur with respect to the borrowers, including voluntary bankruptcy filings, collusive involuntary bankruptcy filings, changes to the Hudson capital lease without prior written consent of the lender, violations of the restrictions on transfers, incurrence of additional debt, or encumbrances of the property of the borrowers. The nonrecourse carveout guaranty requires us to maintain minimum unencumbered assets (as defined in the nonrecourse carveout guaranty) until the Convertible Notes and TLG Promissory Notes are repaid, extended, refinanced or replaced beyond the term of the Hudson/Delano 2014 Mortgage Loan. The Convertible Notes were repaid upon maturity in October 2014.  Further, the nonrecourse carveout guaranty prohibits the payment of dividends on or repurchase of our common stock. As of September 30, 2014, we were in compliance with these covenants.

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

Clift. We lease Clift under a 99-year nonrecourse lease agreement expiring in 2103. The lease is accounted for as a financing with a liability balance of $93.4 million at September 30, 2014.

The lease agreement provides for base annual rent of approximately $6.0 million per year until October 2014. Thereafter, the base rent increases at five-year intervals by a formula tied to increases in the Consumer Price Index, with a maximum increase of 40% and a minimum increase of 20% at October 2014, and a maximum increase of 20% and a minimum increase of 10% at each five-year rent increase date thereafter. As a result of the first such increase, effective October 14, 2014, the annual rent increased to $7.6 million.  The lease is nonrecourse to us. Morgans Group also entered into a limited guaranty, whereby Morgans Group agreed to guarantee losses of up to $6 million suffered by the lessors in the event of certain “bad boy” type acts.

Convertible Notes. On October 17, 2007, we completed an offering of $172.5 million aggregate principal amount of our 2.375% Convertible Notes in a private offering.

On October 15, 2014, the Convertible Notes matured and we repaid the outstanding principal amount of $49.1 million with cash on hand.

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

During the third quarter of 2014, we used cash on hand to repurchase an aggregate of $35.4 million of outstanding Convertible Notes at a discount of approximately $0.1 million plus accrued interest. All Convertible Notes were retired upon repurchase. As a result of the repurchases, as of September 30, 2014, the principal amount of the outstanding Convertible Notes was $49.1 million, which were repaid upon maturity on October 15, 2014.

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

The payment of $18.0 million was based on TLG achieving EBITDA of at least $18.0 million from Non-Morgans EBITDA during the period starting on January 1, 2012 and ending on March 31, 2014, with ratable reduction of the payment if less than $18.0 million of EBITDA is earned. The fair value of the TLG Promissory Notes was estimated each quarter utilizing a Monte Carlo simulation to estimate the probability of the performance conditions being satisfied. The EBITDA targets have been achieved at September 30, 2014 and the fair value of the TLG Promissory Notes of $18.0 million plus accrued interest of $1.1 million is reflected in the Company’s September 30, 2014 consolidated balance sheet.

The TLG Promissory Notes mature and may be voluntarily prepaid, in full or in part, at any time. At either Messrs. Sasson’s or Masi’s options, the TLG Promissory Notes are payable in cash or in our common stock valued at $9.50 per share. Each of the TLG Promissory Notes earns interest at an annual rate of 8%, provided that if the notes are not paid or converted on or before November 30, 2014, the interest rate increases to 18%. The TLG Promissory Notes provide that 75% of the accrued interest is payable quarterly in cash and the remaining 25% accrues and is included in the principal balance which is payable at maturity. Morgans Group has guaranteed payment of the TLG Promissory Notes and interest.

As discussed further in Part II, “Item 1. Legal Proceedings,” on August 5, 2013, Messrs. Sasson and Masi filed a lawsuit in the Supreme Court of the State of New York against TLG Acquisition and Morgans Group alleging, among other things, breach of contract and an event of default under the TLG Promissory Notes as a result of the Company’s failure to repay the TLG Promissory Notes following an alleged “Change of Control” of the Company in connection with the election of directors at the Company’s 2013 Annual Meeting. On September 26, 2013, the Company filed a motion to dismiss the complaint in its entirety. On February 6, 2014, the court granted the Company’s motion to dismiss. On March 7, 2014, Messrs. Sasson and Masi filed a Notice of Appeal from this decision with the Appellate Division, First Department, and on July 8, 2014, they filed their initial brief in support of that appeal. Briefing of that appeal is ongoing, and our opposition brief was due August 29, 2014. The oral argument on the motion occurred on October 29, 2014 and we are awaiting the court’s ruling.

Hudson Capital Leases. We lease two condominium units at Hudson which are reflected as capital leases with balances of $6.1 million at September 30, 2014. Currently annual lease payments total approximately $1.0 million and are subject to increases in line with inflation. The leases expire in 2096 and 2098.

Restaurant Lease Note. In August 2012, we entered into a 10-year licensing agreement with MGM, with two five-year extensions at our option subject to performance thresholds, with MGM to convert THEhotel to Delano Las Vegas, which will be managed by MGM, with two five-year extensions at our option, subject to performance thresholds. In addition, we acquired the leasehold interests in three food and beverage venues at Mandalay Bay in Las Vegas from an existing tenant for $15.0 million in cash at closing and a principal-only $10.6 million note (the “Restaurant Lease Note”) to be paid over seven years.

The Restaurant Lease Note does not bear interest except in the event of default, as defined in the agreement. In accordance with ASC 470, Debt, we imputed interest on the Restaurant Lease Note, which was recorded at its fair value of $7.5 million as of the date of issuance. At September 30, 2014, the recorded balance outstanding on the Restaurant Lease Note is $5.9 million.

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

Capital Expenditures and Reserve Funds

We are obligated to maintain reserve funds for capital expenditures at our Owned Hotels as determined pursuant to our debt or lease agreements related to such hotels. As of September 30, 2014, approximately $2.1 million was available in restricted cash reserves for future capital expenditures under these obligations related to our Owned Hotels.

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

During the third quarter of 2014, we converted eight additional SROs, together with other space, into 10 new guest rooms and anticipate completion of two additional rooms in the fourth quarter of 2014.  The total cost of these 12 new guest rooms was approximately $2.3 million. After this conversion is complete, we will have 60 SROs remaining at Hudson, which we intend to convert into guest rooms in the future.

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

As of September 30, 2014, we had three interest rate caps outstanding related to the Hudson/Delano 2014 Mortgage Loan and the fair value of these interest rate caps was $0.2 million.

In connection with the sale of the Convertible Notes, we entered into call options which are exercisable solely in connection with any conversion of the Convertible Notes and pursuant to which we will receive shares of our common stock from counterparties equal to the number of shares of our common stock, or other property, deliverable by us to the holders of the Convertible Notes upon conversion of the Convertible Notes, in excess of an amount of shares or other property with a value, at then current prices, equal to the principal amount of the converted Convertible Notes. Simultaneously, we also entered into warrant transactions, whereby we sold warrants to purchase in the aggregate 6,415,327 shares of our common stock, subject to customary anti-dilution adjustments, at an exercise price of approximately $40.00 per share of common stock. These Convertible Notes Call Options and Convertible Notes Warrants expired when the Convertible Notes were repaid in October 2014.

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

Off-Balance Sheet Arrangements

As of September 30, 2014, we had unconsolidated joint ventures that we account for using the equity method of accounting, most of which have mortgage or related debt, as described in “—Other Liquidity Matters” above. In some cases, we provide nonrecourse carve-out guaranties of joint venture debt, which guaranties are only triggered in the event of certain “bad boy” acts, and other limited liquidity or credit support, as described in “—Other Liquidity Matters” above.

For further information regarding our off balance sheet arrangements, see note 4 to our consolidated financial statements.

Mondrian South Beach. We own a 50% interest in Mondrian South Beach, an apartment building which was converted into a condominium and hotel. Mondrian South Beach opened in December 2008, at which time we began operating the property under a 20-year management contract. We also own a 50% interest in a mezzanine financing joint venture with an affiliate of our Mondrian South Beach joint venture partner through which a total of $28.0 million in mezzanine financing was provided to the Mondrian South Beach joint venture. As of September 30, 2014, the Mondrian South Beach joint venture’s outstanding nonrecourse mortgage debt secured by the hotel was $24.8 million and mezzanine debt secured by related equity interests was $28.0 million. In addition, as of September 30, 2013 the outstanding mezzanine debt owed to the affiliates of joint venture partners was $28.0 million. In March 2014, the Mondrian South Beach joint venture exercised its option to extend the outstanding mortgage and mezzanine debt for another year until April 2015.

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

We accounted for this investment under the equity method of accounting through December 31, 2012, until our recording of losses was suspended due to our investment balance reaching zero. At September 30, 2014, our investment in Mondrian South Beach was zero.

Mondrian SoHo. In June 2007, we contributed approximately $5.0 million for a 20% equity interest in a joint venture with Cape Advisors Inc. to develop a Mondrian hotel in the SoHo neighborhood of New York. The joint venture obtained a loan of $195.2 million to acquire and develop the hotel, which matured in June 2010. On July 31, 2010, the mortgage loan secured by the hotel was amended to, among other things, provide for extensions of the maturity date to November 2011 with extension options through 2015, subject to certain conditions including a minimum debt service coverage test calculated, based on ratios of net operating income to debt service for specified periods ended September 30 th of each year. The joint venture did not satisfy the extension conditions in 2012 and the loan matured on November 15, 2012. In January 2013, the lender initiated foreclosure proceedings and litigation is ongoing, as discussed further in note 4 to our consolidated financial statements and “—Other Liquidity Matters, Mondrian SoHo.”

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

Based on the decline in market conditions following the inception of the joint venture and the need for additional funding to complete the hotel, we wrote down our investment in Mondrian SoHo to zero in June 2010. We have recorded all additional fundings as impairment charges through equity in loss of unconsolidated joint ventures during the periods the funds were contributed. As of September 30, 2014, our financial statements reflect no value for our investment in the Mondrian SoHo joint venture.

As of September 30, 2014, the Mondrian SoHo joint venture’s outstanding mortgage debt secured by the hotel was $196.0 million.  In addition, as of August 18, 2014, the court appointed referee calculated deferred interest through the date of default of $20.8 million and default interest of $33.4 million.

Shore Club. On December 30, 2013, Shore Club was sold to HFZ Capital Group. Phillips International, an affiliate of Shore Club’s former owner, retains an ownership stake. The new owner has publicly stated that it may convert a substantial part of the hotel to condos, and we could be replaced as hotel manager. To date, we have received no notice of termination of our management agreement, and intend to continue to operate the hotel pursuant to that agreement. However, no assurance can be provided that we will continue to do so in the future. As of September 30, 2014, we had only an immaterial contingent profit participation equity interest in Shore Club.

Mondrian Istanbul. In December 2011, we entered into a new 20-year hotel management agreement, with a 10-year extension option, for an approximately 122-room Mondrian-branded hotel to be located in the Old City area of Istanbul, Turkey. As of September 30, 2014, we have contributed a total of $10.4 million in the form of equity and key money and have a 20% ownership interest in the venture owning the hotel.

Due to our joint venture partner’s failure to achieve certain agreed milestones in the development of the Mondrian Istanbul hotel, in early 2014, we exercised our put option under the joint venture agreement that requires our joint venture partner to buy back our equity interests in the Mondrian Istanbul joint venture. Our rights under that joint venture agreement are secured by, among other things, a mortgage on the property. In February 2014, we issued a notice of default to our joint venture partner, as they failed to buy back our equity interests by the contractual deadline, and further notified our joint venture partner that we plan to begin foreclosure proceedings as a result of the event of default. We initiated foreclosure proceedings on March 11, 2014. Our joint venture partner, and through such joint venture partner, the joint venture itself, have objected to the foreclosure proceeding, as a result of which, the foreclosure proceeding is currently stayed. Additionally, in June 2014, the joint venture purported to notify us that it had terminated the hotel management agreement. We have objected to such purported notices and intend to vigorously defend against any lawsuit that may result. In addition, we have initiated proceedings in an English court seeking payment of the put option amount against the individual shareholders behind the joint venture partner.  The parties are also seeking various other judicial remedies in Turkey.

Food and Beverage Venture at Mondrian South Beach. In June 2011, we acquired the ownership interest in the food and beverage venture at Mondrian South Beach from our former joint venture partner. Our ownership interest in the food and beverage venture at Mondrian South Beach is less than 100%, and was re-evaluated in accordance with ASC 810-10. We concluded that this venture did not meet the requirements of a variable interest entity and accordingly, this investment in the joint venture is accounted for using the equity method, as we do not believe we exercise control over significant asset decisions such as buying, selling or financing.

We accounted for this investment under the equity method of accounting through December 31, 2013, until our recording of losses were suspended due to the investment in this food and beverage venture being reduced to zero. At September 30, 2014, our investment in food and beverage venture at Mondrian South Beach was zero. Our equity in loss of the food and beverage venture was $0.3 million and $0.6 million for the three and nine months ended September 30, 2013, respectively.

Other Development Stage Hotels. We have a number of additional development projects signed or under consideration, some of which may require equity or debt investments, key money or credit support from us. In addition, through certain cash flow guarantees, we may have potential future funding obligations for hotels under development.

As of September 30, 2014, our key money commitments, which are discussed further in note 7 to our consolidated financial statements, were approximately $15.5 million, of which approximately $15.2 million (based on the exchange rate at the date of payment) was paid in October 2014 as it related to Mondrian London which opened on September 30, 2014, and our potential funding obligations under cash flow guarantees at operating hotels and hotels under development at the maximum amount under the applicable contracts, but excluding contracts where the maximum cannot be determined, were $13.0 million, which includes an $8.0 million performance cash flow guarantee related to Delano Marrakech, which we believe we are not obligated to fund.

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

As of September 30, 2014, our total outstanding consolidated debt, including capital lease obligations, was approximately $673.6 million, of which approximately $450.0 million, or 66.8%, was variable rate debt. At September 30, 2014, the one month LIBOR rate was 0.15%.

As of September 30, 2014, the $450.0 million of variable rate debt consisted of the outstanding balance of Hudson/Delano 2014 Mortgage Loan. In connection with the Hudson/Delano 2014 Mortgage Loan, we maintain an interest rate cap that will cap the LIBOR rate on the debt outstanding under the Hudson/Delano 2014 Mortgage Loan at approximately 1.75% through the initial maturity date. This interest rate cap matures in February 2016. If interest rates on this $450.0 million variable rate debt increase by 1.0%, or 100 basis points, the increase in interest expense would reduce future pre-tax earnings and cash flows by approximately $4.5 million annually. The maximum annual amount the interest expense would increase on the $450.0 million of variable rate debt outstanding as of September 30, 2014 under the Hudson/Delano 2014 Mortgage Loan is $7.2 million due to our interest rate cap agreement, which would reduce future pre-tax earnings and cash flows by the same amount annually. If interest rates on this $450.0 million variable rate debt decrease by 1.0%, the decrease in interest expense would increase pre-tax earnings and cash flow by approximately $4.5 million annually.

As of September 30, 2014, our fixed rate debt, excluding our Hudson capital lease obligation, of $216.4 million consisted of the trust notes underlying our trust preferred securities, the then remaining $49.0 million of outstanding Convertible Notes, the Clift lease, the TLG Promissory Notes, excluding accrued interest, and the Restaurant Lease Note. The fair value of some of these debts is greater than the book value. As such, if interest rates increase by 1.0%, or approximately 100 basis points, the fair value of our fixed rate debt at September 30, 2014, would decrease by approximately $20.8 million. If market rates of interest decrease by 1.0%, the fair value of our fixed rate debt at September 30, 2014 would increase by $25.6 million.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are involved in various lawsuits and administrative actions in the normal course of business, as well as other litigations as noted below.

Litigations Regarding Mondrian SoHo

On January 16, 2013, German American Capital Corporation (“GACC” or the “lender”), the lender for the mortgage loans on Mondrian SoHo, filed a complaint in the Supreme Court of the State of New York, County of New York against Sochin Downtown Realty, LLC, the joint venture that owns Mondrian SoHo (“Sochin JV”), Morgans Management, Morgans Group, Happy Bar LLC and MGMT LLC, seeking foreclosure including, among other things, the sale of the mortgaged property free and clear of the management agreement, entered into between Sochin JV and Morgans Management on June 27, 2007, as amended on July 30, 2010. According to the complaint, Sochin JV defaulted by failing to repay the approximately $217 million outstanding on the loans when they became due on November 15, 2012. Cape Advisors Inc. indirectly owns 80% of the equity interest in Sochin JV and Morgans Group indirectly owns the remaining 20% equity interest.

On March 11, 2013 we moved to dismiss the lender’s complaint on the grounds that, among other things, our management agreement is not subject to foreclosure. On April 2, 2013, the lender opposed our motion to dismiss and cross-moved for summary judgment. On August 12, 2013, the court heard oral argument on both motions, as well as a third motion brought by the Company to strike an affirmation submitted by lender’s attorney. On January 27, 2014, the court granted Morgans Management’s motion to dismiss on the ground that Morgans Management was not a proper party to the foreclosure action and that a management contract does not constitute an interest in real property subject to foreclosure, and denied lender’s motion for summary judgment as moot. On March 20, 2014 the lender moved for summary judgment against the remaining defendants, seeking foreclosure on four mortgages secured by Mondrian SoHo. By order dated May 27, 2014, the trial court granted the motion for summary judgment to a limited extent, ordering the appointment of a referee to compute the amount but stating that a motion for summary judgment of foreclosure and sale is premature. By decision entered on July 28, 2014, the court referred the matter to a Referee to ascertain and compute the amount due to the lender for principal, interest, and other disbursements and to determine whether the property should be sold in one parcel.  On August 6, 2014, the Referee set a hearing on the issues for August 18, 2014, and subsequently issued her report setting the amount due on the loan ($250.5 million, plus interest accruing at a daily rate of approximately $84,000, as of August 18, 2014) and determining the property should be sold as one parcel. On September 15, 2014, the lender filed a motion to confirm the Referee’s report and for judgment of foreclosure and sale, along with the Referee’s Report of Amount Due attached as an exhibit, and a proposed judgment of foreclosure and sale.  That motion is fully briefed and pending, but the court has not yet entered a judgment of foreclosure and sale.

On October 24, 2014, we filed suit in the Supreme Court of the State of New York seeking a declaration that the mortgage lenders to the Mondrian SoHo debt cannot remove us as hotel manager following the conclusion of the foreclosure proceedings.  The action seeks to protect and enforce our long-term hotel management contract for Mondrian SoHo, regardless of the outcome of the current foreclosure proceedings.  We also seek damages against the lenders and purported buyer of the property should we be terminated.  The lawsuit does not affect the foreclosure proceedings, and we do not oppose the lenders’ efforts to foreclose on the Mondrian SoHo property.

On February 25, 2013, the Sochin JV filed a complaint in the Delaware Court of Chancery against Morgans Management and Morgans Group, seeking, among other things, a declaration that Sochin JV had terminated the management agreement for the hotel. In addition, we, through our equity affiliate, filed a separate action against Sochin JV and its parent in the Delaware Court of Chancery for, among other things, breaching fiduciary duties and their joint venture agreement for failing to obtain consent prior to the termination. That action was subsequently consolidated with the joint venture’s termination action.  On April 30, 2013, Morgans Management filed a lawsuit against Sochin JV and the majority member of Sochin JV’s parent and its affiliate in New York Supreme Court for damages based on the wrongful attempted termination of the management agreement, defamation, and breach of fiduciary and other obligations under the parties’ joint venture agreement.  On September 20, 2013, the Delaware Court of Chancery ruled that Sochin JV properly terminated the hotel management agreement on agency principles, that Morgans Management must vacate the hotel forthwith or on whatever other timetable the hotel owner chooses, and that certain claims by our equity affiliate are dismissed but not its breach of fiduciary duty claim.

On May 9, 2014, both of the above-referenced actions in Delaware and the above-reference action in New York were dismissed with prejudice by agreement among the parties.  Under the terms of the settlement, if the joint venture does not seek to remove us as manager of Mondrian SoHo prior to December 31, 2020, then we will be deemed to have released all claims against the joint venture under the Management Agreement.  Under the terms of the settlement, the joint venture may demand that Morgans vacate Mondrian

SoHo on 90 days’ prior notice; in the event the joint venture provides notice of its intention to remove us as manager of Mondrian SoHo, all of our claims against the joint venture (including for breach of the hotel management agreement) would be revived. The joint venture’s rights under the settlement are not assignable without our written consent.

Litigations Regarding Delano Marrakech

In June 2013, we served the owner of Delano Marrakech with a notice of default for, among other things, failure to pay fees and reimbursable expenses and to operate the hotel in accordance with the standards under the management agreement. In September 2013, we served notice of termination of our management agreement for Delano Marrakech following the failure by the owner of Delano Marrakech to remedy numerous breaches of the agreement. As a result, we discontinued all affiliation with the hotel, including removal of the Delano name, and terminated management of the property, effective November 12, 2013. Pursuant to the management agreement, in the event of an owner default, we have no further obligations under the performance-based cash flow guarantee. In addition, as a result of the breaches by the hotel owner, we have asserted a claim for losses and damages against the owner that is currently estimated at in excess of $30.0 million, including interest. The owner of the hotel is disputing the circumstances surrounding termination and therefore its liability for this amount. The owner is also counterclaiming against us under both the performance-based cash flow guarantee and for loss of profits. The total counterclaim made by the owner is in excess of $119.0 million, excluding interest. We consider the counterclaim made by the owner to be entirely without merit and intend to vigorously defend ourselves while pursuing what we consider to be a strong claim against the owner. Both parties are seeking arbitration of the dispute, which is expected to occur in March 2015. Mediation is currently scheduled for mid-December 2014.

Litigation Regarding TLG Promissory Notes

On August 5, 2013, Messrs. Andrew Sasson and Andy Masi filed a lawsuit in the Supreme Court of the State of New York against TLG Acquisition LLC and Morgans Group LLC relating to the $18.0 million TLG Promissory Notes. See note 1 and note 6 of our consolidated financial statements regarding the background of the TLG Promissory Notes. The complaint alleged, among other things, a breach of contract and an event of default under the TLG Promissory Notes as a result of our failure to repay the TLG Promissory Notes following an alleged “Change of Control” that purportedly occurred upon the election of our current Board of Directors on June 14, 2013. The complaint sought payment of Mr. Sasson’s $16 million TLG Promissory Note and Mr. Masi’s $2 million TLG Promissory Note, plus interest compounded to principal, as well as default interest, and reasonable costs and expenses incurred in the lawsuit. We believe that a Change of Control, within the meaning of the TLG Promissory Notes, has not occurred and that no prepayments are required under the TLG Promissory Notes. On September 26, 2013, we filed a motion to dismiss the complaint in its entirety. On February 6, 2014, the court granted our motion to dismiss. On March 7, 2014, Messrs. Sasson and Masi filed a Notice of Appeal from this decision with the Appellate Division, First Department, and on July 8, 2014, they filed their initial brief in support of that appeal. Briefing of that appeal is ongoing, and our opposition brief was due August 29, 2014.  The oral argument on the motion occurred on October 29, 2014 and we are awaiting the court’s ruling.

Litigation Regarding 2013 Deleveraging Transaction, Proxy Litigation Between Mr. Burkle and OTK and Certain of Our Current Directors, and Litigation Regarding Yucaipa Board Observer Rights

On May 5, 2014, we and affiliates of Yucaipa, among other litigants, executed and submitted to the Delaware Court of Chancery the Stipulation of Settlement, which contemplated the partial settlement and dismissal of the Delaware Shareholder Derivative Action and the complete settlement and dismissal of the New York Securities Action, the Proxy Action and the Board Observer Action, all defined below. On July 23, 2014, the Delaware Court of Chancery approved the Settlement Stipulation, which pursuant to its terms, became effective on August 25, 2014 (the “Effective Date”).

The Settlement Stipulation provided for the partial settlement and dismissal with prejudice of the action entitled OTK Associates, LLC v. Friedman, et al., C.A. No. 8447-VCL (Del. Ch.) (the “Delaware Shareholder Derivative Action”) and the complete settlement and dismissal with prejudice of the actions entitled Yucaipa American Alliance Fund II L.P., et al. v. Morgans Hotel Group Co., et al., Index No. 652294/2013 (NY Sup.) (the “New York Securities Action”); Burkle v. OTK Associates, LLC, et al., Case No. 13-CIV-4557 (S.D.N.Y.) (the “Proxy Action”); and Yucaipa American Alliance Fund II L.P., et al. v. Morgans Hotel Group Co., Index No. 653455/2013 (NY Sup.) (the “Board Observer Action”) (the foregoing four actions are collectively referred to as the “Actions”).

The Settlement Stipulation provided, among other things, for the following:

—

We paid the Yucaipa parties in the New York Securities Action an amount equal to $3.0 million (which was previously escrowed) for attorneys’ fees and expenses incurred by Mr. Burkle in his defense of the Delaware Shareholder Derivative Action (the “Securities Action Payment”).

—

We paid the reasonable and necessary attorneys’ fees and expenses incurred by Messrs. Friedman, Gault and Sasson (collectively, the “Settling Former Directors”) in defending the Delaware Shareholder Derivative Action.  The Settling Former Directors’ assigned to us any claims they have against our insurers relating to any such unpaid amounts. Our insurers covered these attorneys’ fees and expenses.

—

OTK and current director Jason T. Kalisman applied to the Delaware Court of Chancery for an award of payment from us of the reasonable and necessary fees and expenses incurred by their counsel in connection with the Delaware Shareholder Derivative Action, excluding those fees and expenses encompassed in the court’s October 31, 2013 order in the Delaware Shareholder Derivative Action. In its July 23, 2014 order approving the Settlement Stipulation, the Delaware Court of Chancery awarded an aggregate amount of approximately $6.5 million (to be reduced by the prior interim award of approximately $2.7 million) to OTK and current director Jason T. Kalisman for their counsel fees and expenses incurred in connection with the Delaware Shareholder Derivative Action which was paid by us with insurance proceeds.

—

Plaintiffs and defendants in each of the Actions, apart from the former directors who chose not to participate in Settlement Stipulation and against whom the Delaware Shareholder Derivative Action continues, exchanged customary releases which release the parties and certain of their affiliates from claims arising from the subject matters of each of the Actions.

—

Each of the Actions was dismissed with prejudice and on the merits with each party bearing its own costs, except as to the former directors who have not settled, against whom the Delaware Shareholder Derivative Action continues or as specified in the Settlement Stipulation.

On October 3, 2014, we entered into a Memorandum of Understanding with OTK and Thomas L. Harrison (the “Harrison Settlement”) to settle the claims against Mr. Harrison in the Delaware Shareholder Derivative Action and also to settle claims Mr. Harrison has asserted against us in Harrison v. Morgans Hotel Group Co., C. A. No. 10100-VCL (Del. Ch.) (the “Harrison Advancement Action”), in which Mr. Harrison seeks an order requiring us to advance his expenses (including attorneys’ fees) incurred in connection with the Delaware Shareholder Derivative Action and further seeks indemnification of the expenses (including attorneys’ fees) Harrison incurred in connection with his efforts to enforce his claims to advancement.  The Harrison Settlement is subject to approval by the Delaware Court of Chancery.  Pursuant to the Harrison Settlement, in October 2014, we advanced to Mr. Harrison a portion of the fees and expenses for which he has sought advancement and paid a portion of the amounts for which Mr. Harrison seeks indemnification related to the Harrison Advancement Action.  As part of the consideration for the release of the claims against Mr. Harrison in the Delaware Shareholder Derivative Action, if the Harrison Settlement is approved by the Court of Chancery, Mr. Harrison would waive his claims to recover the remaining amounts for which he has sought advancement and indemnification in the Harrison Advancement Action.  If the Delaware Court of Chancery approves the Harrison Settlement, both the Harrison Advancement Action and the claims against Mr. Harrison in the Delaware Shareholder Derivative Action will be dismissed with prejudice, the parties to the settlement will exchange customary releases, and the only remaining defendant in the Delaware Shareholder Derivative Action will be Michael D. Malone, a former director of the Company.

Our insurers have paid a majority of the costs that we were obligated to pay under the Settlement Stipulation.  We do not expect that the net amount of any remaining payments we will make under the terms of the Settlement Stipulation, the Harrison Settlement, or any other settlement with the former directors who have not settled will be material to our financial position.

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

MORGANS HOTEL GROUP CO.
/s/ JASON T. KALISMAN
Jason T. Kalisman
Interim Chief Executive Officer
/s/ RICHARD SZYMANSKI
Richard Szymanski
Chief Financial Officer and Secretary

November 7, 2014

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Amended and Restated By-Laws of Morgans Hotel Group Co.
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL†	XBRL Taxonomy Calculation Linkbase Document
101.LAB†	XBRL Taxonomy Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.
†	Denotes a management contract or compensatory plan, contract or arrangement.