Form 10-K
period 2014-12-31
Morgans Hotel Group Co.
filed 2015-03-13
CIK 1342126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $232,241,755, based on a closing sale price of $7.93 as reported on the NASDAQ Global Market on June 30, 2014.

As of March 12, 2015, the registrant had issued and outstanding 34,426,667 shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Morgans Hotel Group Co.’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held in 2015 are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. References to “we,” “our” and the “Company” refer to Morgans Hotel Group Co. together in each case with our consolidated subsidiaries and any predecessor entities unless the context suggests otherwise.

The forward-looking statements contained in this Annual Report on Form 10-K reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ materially from those expressed in any forward-looking statement.  Such forward-looking statements include, without limitation, statements regarding our expectations with respect to:

•

our future financial performance, including selling, general and administrative expenses, capital expenditures, income taxes and our expected available cash and use of cash and net operating loss carryforwards;

•	the use of our available cash;
•	the future impact of the reductions in our workforce effected in 2014;
•	our business operations, including entering into new management, franchise or licensing agreements and enhancing the value of existing hotels and management agreements;
•	the effect of new lodging supply;
•	the impact of the strong U.S. dollar and a weak global economy; and
•	the outcome of litigation to which the Company is a party.

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
•

our levels of debt, our ability to refinance our current outstanding debt, repay outstanding debt or make payments on guarantees as they may become due, general volatility of the capital markets and our ability to access the capital markets, and the ability of our joint ventures to do the foregoing;

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

•	our ability to timely fund the renovations and capital improvements necessary to sustain the quality of the properties of Morgans Hotel Group and associated brands;
•	risks associated with the acquisition, development and integration of properties and businesses;
•	the risks of conducting business through joint venture entities over which we may not have full control;
•	our ability to perform under management agreements and to resolve any disputes with owners of properties that we manage but do not wholly own;
•	potential terminations of management agreements;
•	the impact of any material litigation, claims or disputes, including labor disputes;

•	the seasonal nature of the hospitality business and other aspects of the hospitality and travel industry that are beyond our control;
•	our ability to maintain state of the art information technology systems and protect such systems from cyber-attacks;
•	our ability to comply with complex U.S. and international regulations, including regulations related to the environment, labor, food and beverage operations, data privacy, and sanctions;
•	ownership of a substantial block of our common stock by a small number of investors and the ability of such investors to influence key decisions;
•	the impact of any dividend payments or accruals on our preferred securities on our cash flow and the value of our common stock;
•	the impact of any strategic alternatives considered by the special transaction committee of our Board of Directors and/or pursued by the Company; and
•	other risks discussed in this Annual Report on Form 10-K in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Result of Operations.”

Other than as required by applicable law, we are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform these statements to actual results.

PART I

ITEM 1.	BUSINESS

Overview

Morgans Hotel Group Co. is a fully integrated lifestyle hospitality company that operates, owns, acquires, develops and redevelops boutique hotels, primarily in gateway cities and select resort markets in the United States, Europe and other international locations.

At December 31, 2014 our portfolio of Morgans Hotel Group branded hotel properties and food and beverage operations and entities consisted of:

•

our three owned hotels, consisting of Hudson in New York, Delano South Beach in Miami Beach, and Clift in San Francisco (which we lease under a long-term lease that is treated as a financing), comprising approximately 1,450 rooms, and the food and beverage operations located at these hotels (collectively, our “Owned Hotels”);

•

our owned food and beverage operations, consisting of leasehold interests in the food and beverage operations located at Sanderson, in London, and Mandalay Bay in Las Vegas (collectively, our “Owned F&B Operations”);

•

our two joint venture hotels, consisting of Mondrian South Beach in Miami Beach and Mondrian SoHo in New York, (together, our “Joint Venture Hotels”) comprising approximately 500 rooms and our investment in the food and beverage venture at Mondrian South Beach in Miami Beach (the “F&B Venture”);

•

our seven managed hotels, consisting of Royalton and Morgans in New York, Shore Club in Miami Beach, Mondrian in Los Angeles, Sanderson, St Martins Lane, and Mondrian London in London (collectively, our “Managed Hotels”), comprising approximately 1,550 rooms;

•	our licensed hotel, Delano Las Vegas, comprising 1,117 rooms and our franchised hotel, 10 Karaköy, in Istanbul, comprising 71 rooms;
•

our 90% controlling interest in TLG Acquisition LLC (“TLG Acquisition,” and together with its subsidiaries, “TLG”), which operates numerous food and beverage and nightclub venues primarily in Las Vegas pursuant to management agreements with MGM Resorts International (“MGM”); and

•	our investments in certain hotels under development and other proposed properties.

Effective January 23, 2015, we sold our equity interests in TLG, as discussed further below in “2014 Key Events and Other Recent Transactions and Developments.”  Also, effective March 6, 2015, we no longer hold any equity interest in Mondrian SoHo.

We have one reportable operating segment, as discussed further in note 1 to our consolidated financial statements.

We conduct our operations through Morgans Group LLC, a Delaware limited liability company and our operating company (“Morgans Group”). Morgans Group holds substantially all of our assets. We are the managing member of Morgans Group and held approximately 99.8% of its membership units at December 31, 2014, excluding long-term incentive plan units (“LTIP Units”) convertible into membership units issued as part of our employee compensation plans. We manage all aspects of Morgans Group, including the operation, development, sale and purchase of, and investments in, hotels primarily through subsidiaries, including our management company, Morgans Hotel Group Management LLC (“Morgans Management”), and certain non-U.S. management company affiliates, and the operation and development of various food and beverage venues. As of December 31, 2014, there were 75,446 membership units outstanding, each of which is exchangeable for one share of Morgans Hotel Group Co.’s common stock.

We were incorporated in Delaware in October 2005 and completed our initial public offering of common stock on February 17, 2006. Our corporate offices are located at 475 Tenth Avenue, New York, New York 10018. Our telephone number is (212) 277-4100. We maintain a website that contains information about us at www.morganshotelgroup.com.

Corporate Strategy

Our corporate strategy is to achieve growth as a boutique hotel management and brand company by leveraging our management experience and one-of-a-kind luxury brands for expansion into major gateway markets and key resort destinations in both domestic and international markets. We intend to achieve growth primarily through the pursuit of new long-term management agreements and, in select situations where we believe third-party managers have the experience and resources to satisfy our high branding standards,  through franchise or licensing agreements.

Additionally, we also intend to enhance the value of our existing hotels and management agreements through targeted renovation and expansion projects. We believe that by pursuing this targeted strategy, while remaining open and flexible to unique opportunities, we will strengthen our position as a leader in lifestyle hospitality management.

Cultivate Unique Brands. A key element of our growth strategy is our unique brand portfolio, which we continue to cultivate and develop. Many of our brands, including hotel brands such as Delano, Mondrian and Hudson, may be extended to other hotels in existing and new markets, providing a competitive advantage as we seek to secure new management agreements with third parties.

Unlike traditional franchised or large brand-managed hotels, we believe our portfolio of boutique hotel brands provides guests with a distinctive lodging experience. Each of our Morgans Hotel Group branded hotels has a personality specifically tailored to reflect the local market environment and features a modern, sophisticated design that includes critically acclaimed public spaces, popular “destination” bars and restaurants and highly personalized service. We believe that the Morgans Hotel Group brand and each of our individual property brands are synonymous with style, innovation and service, with a distinctive combination of lodging and social experiences.

We also have a portfolio of “Original” brands, which currently include Clift, Sanderson, St Martins Lane, Morgans, Royalton, Shore Club, and 10 Karaköy. Each of these hotel brands is unique, offering an atmosphere filled with designs from an eclectic mix of designers, artists and influencers and our signature personalized service.

Pursue New Management and Franchise Opportunities. As part of our growth strategy, we shifted towards a more “asset light” business model in 2011 by selling five hotels we had previously owned or partially owned while retaining management pursuant to long-term management agreements. In connection with our strategy to reduce reliance on owned real estate, we may engage in further asset sales, depending on market opportunities and other factors.

In addition, consistent with our growing focus on management opportunities, we continue to pursue new management contracts in new and existing markets, with the goal of strengthening our profit margins by maximizing revenue, increasing our market share and managing costs. We base our decisions to enter new markets on a number of criteria, with a focus on markets that attract affluent travelers who value a distinctive and sophisticated atmosphere and outstanding service. Specifically, we target key gateway destinations that attract both domestic and foreign business and leisure travelers, as well as select resort markets. Consistent with our prior expansion activities, we will continue to seek growth primarily in markets with multiple demand drivers and high barriers to entry, including major North American metropolitan markets with vibrant urban locations, select resort locations, key European destinations that we believe offer a similar customer base as our established United States and United Kingdom markets, and select locations in the Middle East, Asia and South America. For example, Mondrian London, a 359-room hotel that we operate under a long-term management agreement, opened on September 30, 2014 on London’s vibrant South Bank.   This is our first Mondrian-branded hotel outside the United States, representing the evolution and expansion of the Mondrian brand, and it is our third managed hotel in the London.

In addition, we may pursue license or franchise opportunities with third-party managers who have the experience and resources to satisfy our high brand standards. We believe we can create substantial value for potential franchisees through connection to our loyal and affluent customer base, creation of unique designs through interaction and direction with our design team, creation of valuable food and beverage destinations through interaction and direction with our food and beverage team, and unique marketing of the hotel through interaction and direction with our brand marketing team. For example, Delano Las Vegas, a 1,117-room hotel at Mandalay Bay, opened in September 2014 and is operated under a 10-year licensing agreement with affiliates of MGM, and includes two five-year extensions at our option, subject to performance thresholds.  Also, in November 2014, 10 Karaköy, a 71-room hotel in Istanbul, opened and is operated pursuant to a 15-year franchise agreement with one five-year extension option.

We have signed management agreements for new hotels which are in various stages of development. As of December 31, 2014, these included the following:

	Expected Room Count	Anticipated Opening	Initial Term
Hotels Currently Under Construction or Renovation:
Mondrian Doha	270	2015	30 years
Other Signed Agreements:
Mondrian Istanbul	114		20 years
Delano Aegean Sea	150		20 years
Delano Cartagena	211		20 years

There can be no assurances that any or all of our projects listed above will be developed as planned. If adequate project financing is not obtained, these projects may need to be limited in scope, deferred or cancelled altogether, in which case we may be unable to recover any previously funded key money, equity investments or debt financing.  For example, due to our joint venture partner’s failure to achieve certain agreed milestones in the development of the Mondrian Istanbul hotel, in early 2014, we exercised our put option under the joint venture agreement and initiated foreclosure proceedings, as discussed further in note 5 of our consolidated financial statements.

 Enhance Value Through Targeted Renovations and Expansions. We believe that investing in our properties yields long-term results. Together with our third-party hotel owners or partners, we will continue to pursue targeted projects throughout our portfolio of hotels that we believe will increase our appeal to potential guests, improve revenue generation potential and enhance the value of our existing properties. While upgrades and repositioning efforts can impact the financial performance of our hotels in the short-term, we believe they are essential to ensure our hotel properties and food and beverage offerings continue to meet the expectations of our guests and the high standards of our brands.

For example, we increased the room count at Hudson by 12 rooms to 878 during 2014 by converting eight single room dwelling (“SRO”) units and other space into guest rooms.  The total cost of the 12 new guest rooms was approximately $2.0 million. As of December 31, 2014, we had 60 SROs remaining at Hudson, which we intend to convert into guest rooms in the future as they become available.

In early 2014, the owners of Sanderson and St Martins Lane began major renovations of these hotels’ guest rooms. The majority of the guest room renovations at Sanderson are complete, with the exception of a few suites that are expected to be renovated in early 2016.  Renovation on the remaining St Martins Lane guest rooms and public spaces, and reconcepting and renovation of its food and beverage offerings, is expected to be completed in mid-2015.  The owners expect to renovate Sanderson’s public space, including food and beverage venues, in 2016.

Maintain Flexibility for New Opportunities. Although our strategic focus is on long-term management agreements and select franchising opportunities, we intend to be flexible so as to best position ourselves to take advantage of new opportunities. The acquisition and finance markets and the specifics of any particular deal will influence each transaction’s structure. For example, in order to secure management opportunities, we may be required to make equity investments or contribute key money. Additionally, we may also consider pursuing licensing agreements in select markets with the right partners, as we did with MGM which licensed our Delano brand and opened Delano Las Vegas in September 2014.

In addition, we believe that our ability to remain flexible with respect to the physical configuration of buildings, as compared to many of our competitors who require very particular specifications, allows us greater access to strategically important hotels and other opportunities.

2014 Key Events and Other Recent Transactions and Developments

Restructured Debt.  Throughout 2014, we restructured our debt by refinancing Hudson and Delano South Beach, repaying our 2.375% Senior Subordinated Convertible Notes (“Convertible Notes”) and repaying the TLG Promissory Notes (as defined below).

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

The net proceeds from the Hudson/Delano 2014 Mortgage Loan were applied to (1) repay $180 million of outstanding mortgage debt under the prior mortgage loan secured by Hudson (the “Hudson 2012 Mortgage Loan”), (2) repay $37 million of indebtedness under our $100 million senior secured revolving credit facility secured by Delano South Beach (the “Delano Credit Facility”), (3) provide cash collateral for reimbursement obligations with respect to a $10.0 million letter of credit under the Delano Credit Facility, and (4) fund reserves required under the Hudson/Delano 2014 Mortgage Loan, with the remainder available for general corporate purposes and working capital, including repayment of the Convertible Notes and TLG Promissory Notes.

The Hudson 2012 Mortgage Loan and the Delano Credit Facility were terminated after repayment of the outstanding debt thereunder.

Repurchase and Retirement of Convertible Notes. On February 28, 2014, in connection with signing a binding Memorandum of Understanding with affiliates of The Yucaipa Companies LLC (“Yucaipa”), we repurchased from two Yucaipa affiliates $88.0 million principal amount of outstanding Convertible Notes at par value plus accrued interest thereon (the “Yucaipa Note Repurchase”). These Convertible Notes were retired following the repurchase.

Additionally, during the third quarter of 2014, we used cash on hand to repurchase an aggregate of $35.4 million of outstanding Convertible Notes prior to maturity at a discount of approximately $0.1 million plus accrued interest. The repurchased Convertible Notes were retired upon repurchase. In October 2014, we used cash on hand to repay the remaining $49.1 million outstanding Convertible Notes, which matured on October 15, 2014.

Repayment of TLG Promissory Notes.  On December 10, 2014, we repaid and retired the outstanding $19.1 million of TLG Promissory Notes, which included the original principal balance plus deferred interest of $1.1 million, held by Messrs. Andrew Sasson and Andy Masi. In connection with our November 2011 acquisition of TLG, we issued $18.0 million in promissory notes convertible into shares of our common stock at $9.50 per share subject to the achievement of certain EBITDA (earnings before interest, tax, depreciation and amortization) targets for the acquired TLG business (the “TLG Promissory Notes”), which were scheduled to mature in November 2015, as fully described in note 7 to our consolidated financial statements.  We elected to retire the TLG Promissory Notes in full prior to the November 2015 maturity due to the increase in the interest rate from 8% to 18% in November 2014.

Reduction of Corporate Cost Structure.  In early 2014, we initiated a significant reduction in overhead expenses, at both the corporate office and property level, in order to optimize the organizational structure and lay the ground work for additional growth.

Termination Plan. On March 10, 2014, we implemented a plan of termination (the “Termination Plan”) that resulted in a workforce reduction of our corporate office employees. The Termination Plan was part of our previously announced corporate strategy to, among other things, reduce corporate overhead and costs allocated to property owners. The Termination Plan streamlined our general corporate functions and reduce corporate expenses and expenses allocated to our Owned Hotels, Joint Venture Hotels and Managed Hotels.

 We entered into severance arrangements with the terminated employees, including certain former named executive officers. As a result of the Termination Plan, we recorded a charge of approximately $7.1 million in the first quarter of 2014 related to the cost of one-time termination benefits which have been paid in cash. We also recorded a charge of approximately $1.8 million for accelerated non-cash stock compensation expense relating to the severance of former executives.

Property Level Restructuring. On May 1, 2014, we implemented a restructuring plan at our Owned, Joint Venture and Managed Hotels. As a result, we anticipate achieving savings at our Owned, Joint Venture and Managed Hotels.

Growth of Hotel Portfolio.   In 2014, we expanded our portfolio of hotels with the opening of three new properties, while strategically making decisions to terminate certain hotel management agreements, discussed below.

Delano Las Vegas.  Delano Las Vegas, a 1,117-room hotel at Mandalay Bay, opened in September 2014. Delano Las Vegas is managed by MGM pursuant to a 10-year licensing agreement, with two five-year extensions at our option, subject to performance thresholds.

Mondrian London.  Mondrian London, a 359-room hotel operated under a long-term management agreement, opened on September 30, 2014.  This is the first Mondrian-branded hotel outside the United States, representing the evolution and expansion of the Mondrian brand.

10 Karaköy. In January 2014, we entered into a franchise agreement for 10 Karaköy, a 71-room Morgans Original in Istanbul, Turkey, which opened in November 2014.

Termination of Management Agreements.  In September 2014, we and the hotel owner mutually agreed to terminate the Delano Moscow management agreement.  As a result, we were relieved of a $10.0 million key money obligation, of which $3.0 million had already been funded and was refunded back to us in September 2014.  We were also relieved of our $8.0 million potential cash flow guarantee.  Additionally, in June 2014, the Mondrian at Baha Mar management agreement was terminated due to the failure of the hotel owner to obtain a non-disturbance agreement from its lender as required by the management agreement, among other things.   This termination relieved us of a $10.0 million key money obligation.

Settlement of Lawsuits.  As further discussed in detail in Part I, “Item III. Legal Proceedings,” in 2014, we settled our litigation with Yucaipa.

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

The Settlement Stipulation provided for the partial settlement and dismissal with prejudice of the action entitled OTK Associates, LLC v. Friedman, et al., C.A. No. 8447-VCL (Del. Ch.) (the “Delaware Shareholder Derivative Action”) and the complete settlement and dismissal with prejudice of the actions entitled Yucaipa American Alliance Fund II L.P., et al. v. Morgans Hotel Group Co., et al., Index No. 652294/2013 (NY Sup.) (the “New York Securities Action”); Burkle v. OTK Associates, LLC, et al., Case No. 13-CIV-4557 (S.D.N.Y.) (the “Proxy Action”); and Yucaipa American Alliance Fund II L.P., et al. v. Morgans Hotel Group Co., Index No. 653455/2013 (NY Sup.) (the “Board Observer Action”) (the foregoing four actions are collectively referred to as the “Actions”).   As of February 2015, the Actions have been settled or dismissed with respect to all parties.

Our insurers have paid a majority of the costs that we were obligated to pay under the settlement and we do not expect that the net amount of any remaining payments we will make under the terms of the settlement or any other settlement with the former directors who have not settled will be material to our financial position.

Sale of TLG. On January 23, 2015, we closed the sale of our 90% equity interest in TLG to Hakkasan Holdings LLC (“Hakkasan”) (the “TLG Equity Sale”) for $32.8 million, net of closing costs.  The TLG Equity Sale was approved  by our Board of Directors as part of its ongoing review of strategic alternatives to maximize value for stockholders.

TEJ Management, LLC, an entity controlled by Andrew Sasson, and Galts Gulch Holding Company LLC, an entity controlled by Andy Masi (together, the “Minority Holders”) did not exercise their right to participate in the TLG Equity Sale.  Rather, the Minority Holders maintained the right to put their equity interests to TLG’s managing member and on January 15, 2015, each of Messrs. Sasson and Masi exercised his right to require the managing member of TLG to purchase his equity interest in TLG at a purchase price equal to his percentage equity ownership interest multiplied by the product of seven times the EBITDA from non-Morgans business (“Non-Morgans EBITDA”) for the preceding 12 months, subject to certain adjustments (the “Sasson-Masi Put Options”).  We currently estimate the total Sasson-Masi Put Options liability to be approximately $5.0 million.  However, pursuant to the TLG Equity Sale, Hakkasan, as the current managing member, is obligated to pay $3.6 million of this amount upon delivery of the 10% equity interest in TLG held by the Minority Holders.  As a result, our net cash outlay is expected to be approximately $1.4 million, which we anticipate paying in 2015.

We also have certain indemnification obligations related to the TLG Equity Sale, which generally survive for 18 months; however, no amounts will be held in escrow for the satisfaction of such claims.

In addition, for the 18 months following the closing of the TLG Equity Sale, we have the right to purchase 49% of the equity of TLG from Hakkasan.

In connection with the TLG Equity Sale, on January 15, 2015, we transferred the operations of the food and beverage venues at Delano South Beach from TLG back to one of our wholly-owned subsidiaries.  Additionally, we continue to own three food and beverage venues subject to leasehold agreements at Mandalay Bay in Las Vegas, which continue to be managed by TLG subsequent to the TLG Equity Sale.

Management and Operations of Our Portfolio

Overview of Management

We manage and operate each of our hotels, which are generally staffed in the United States by our employees and outside of the United States by the employees of the hotel owners, with personnel dedicated to each of the properties or a cluster of properties, including a general manager, director of finance, director of sales and marketing, director of revenue management, director of human resources and other employees. The personnel at each hotel report to the general manager of the hotel. Each general manager reports to our Chief Operating Officer in the corporate office. The corporate office provides support directly to certain functions at the hotel such as sales, marketing, revenue management, graphic design services, food and beverage services, and finance. This organizational structure allows for each property to operate in a responsive and dynamic fashion while ensuring integrity of our guest experience and core values. As we have expanded in our existing markets, we have begun to regionalize certain operational, finance and sales functions.

Our management team is headquartered in New York City and coordinates our management and operations. The management team reviews business contracts, oversees the financial budgeting and forecasting for our hotels, performs internal accounting and audit functions, administers insurance plans, maintains and upgrades technology platforms, and identifies new systems and procedures to employ within our hotels to improve efficiency and profitability. In addition, the management team is responsible for coordinating the sales and marketing activities at each of our hotels, designing sales training programs, tracking future business prospects and identifying, employing and monitoring marketing programs. The management team is also responsible for the design of our hotels and overall product and service quality levels.

Food and Beverage Operations

As a central element of our operating strategy, we focus significant resources on identifying exciting and creative restaurant, bar and nightclub concepts. Our food and beverage team, located in our corporate office, is continually looking for ways to re-energize our food and beverage offerings and improve key facilities with a focus on driving higher beverage to food ratios and re-igniting the buzz around our nightlife and lobby scenes.

Our food and beverage team is also fully engaged with all of our development partners in concepting and launching unique food and beverage outlets in all of our development pipeline projects. We believe that we have the food and beverage capability we need to enhance our existing properties and service our growth.

In August 2012, we acquired the leasehold interests in three food and beverage venues at Mandalay Bay in Las Vegas from an existing tenant. The three food and beverage venues, which continue to be managed by TLG, are being operated pursuant to 10-year operating leases with an MGM affiliate, pursuant to which we pay minimum annual lease payments and a percentage rent based on cash flow.

 Sales, Marketing and Public Relations

Direct sales have been an integral part of our success. We employ a sales force of approximately 130 people with multiple sales managers stationed in each of our markets, deployed by industry focus and geography. Our sales force is divided into a global sales organization and a property-level sales force. Our global sales organization handles the majority of our key accounts and can provide our clients with one point of contact for all brands. The property-level sales force has responsibility for sourcing business for their respective hotels. Our sales efforts are designed to be proactive and direct and are focused on building success in the transient, leisure, corporate business travel, group and consortia markets. We believe these segments are key to our competitiveness in the market. Unlike many hotel companies, our sales force is trained to sell the “experience,” not simply the rate. By branding the “experience,” we showcase the kind of creativity that happens inside our hotels, and we believe that our guests come to us for much more than just a room or a bed. Our objective is to create differentiation by selling an “experience” and brand.

In 2014, we derived approximately 25% of our business from corporate negotiated and group accounts. Our core corporate business comes from the financial services, entertainment, advertising and public relations, technology, and fashion industries.

We place significant emphasis on branded communication strategies that are multi-layered and non-traditional. We believe our integrated approach that includes utilizing multiple channels such as public relations, social media, partnerships, digital content creation and distribution, and branded experiences reinforces an authentic message in a highly cost-effective manner. Through highly publicized events or high profile partnerships, prospective guests are more likely to be made aware of our hotels through word-of-mouth or from media coverage rather than direct advertising. This publicity is supplemented with focused marketing activities to our existing customers, primarily through digital campaigns, keeping them informed and engaged with our properties and brands. Our in-house marketing and digital team coordinates with the efforts of third-party public relations and marketing firms to promote our properties through various local, national and international travel, entertainment, and food and beverage print media. We host events that attract celebrity guests, cultural leaders, and journalists, generating articles in well recognized media outlets around the world. Our marketing efforts also include hosting special events, which include annual happenings during iconic events such as Art Basel Miami, The Academy Awards, The Grammy’s, film premieres, and Fashion Week in New York and London.  We have also been able to establish ongoing partnerships with some of the most sought after companies in media, technology, entertainment, and travel.

Over the past year we continued to enhance and reinvest in our website, www.morganshotelgroup.com, and our digital marketing efforts. We continue to expand our social media presence and to engage our followers through these platforms and continue to make additional enhancements to our guest communication program with more targeted emails, mobile messaging, and digital partnerships.  We upgraded our reservation system in June 2014.

Competition

We believe competition in the hospitality industry reflects a highly fragmented group of owners and operators offering a wide range of quality and service levels. Our hotels compete with other hotels in their respective locations that operate in the same segments of the hospitality market. These segments consist of traditional hotels in the luxury sector and boutique hotels in the same local area. Competitive factors include name recognition, quality of service, convenience of location, quality of the property, pricing and range and quality of food services and amenities offered.  Our competitors generally also have broader guest loyalty programs which may enable them to attract more customers and more effectively retain such guests.  We compete by providing a differentiated combination of location, design, amenities and service. We are constantly striving to enhance the experience and service we are providing for our guests and have a continuing focus on improving our customer experience.

Seasonality

The hospitality business is seasonal in nature. Our revenue is generally higher in the second and fourth quarters. However, prevailing economic conditions, including supply, can cause fluctuations which impact seasonality.

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

Employees

We currently employ approximately 2,600 individuals, approximately 15.5% of whom were represented by labor unions. We believe relations with our employees are positive.

Government Regulations

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

We serve alcoholic beverages at many properties, and must comply with applicable licensing laws, as well as state and local service laws, commonly called dram shop statutes. Dram shop statutes generally prohibit serving alcoholic beverages to certain persons such as an individual who is intoxicated or a minor. If we violate dram shop laws, we may be liable to the patron and/or third parties for the acts of the patron. Although we sponsor regular training programs designed to minimize the likelihood of such a situation, we cannot guarantee that intoxicated or minor patrons will not be served or that liability for their acts will not be imposed on us. There can be no assurance that additional regulation in this area would not limit our activities in the future or significantly increase the cost of regulatory compliance. We must also obtain and comply with the terms of licenses in order to sell alcoholic beverages in the states in which we serve alcoholic beverages.

Our business is reliant upon technology systems and networks, including systems and networks managed by third parties, to process, transmit and store information and to conduct many of our business activities and transactions with clients, vendors and other third parties. Furthermore, we are required to comply with legal, regulatory and contractual obligations which are designed to protect personally identifiable and other information pertaining to our customers, stockholders and employees. The legal, regulatory and contractual environment surrounding information security and privacy is constantly evolving and the hospitality industry is under increasing attack by cyber-criminals in the U.S. and other jurisdictions in which we operate. Such information includes but is not limited to large volumes of customer credit and payment card information. Maintaining the integrity of our systems and networks is critical to the success of our business operations and to the protection of customer, stockholder, employee or our data. Accordingly, significant actual or potential theft, loss, fraudulent use or misuse of customer, stockholder, employee or our data by cybercrime or otherwise, non-compliance with our contractual or other legal obligations regarding such data or a violation of our privacy policies with respect to such data may result in fines, damage to our reputation, litigation or regulatory actions against us and transfer of information and otherwise have a material adverse impact on our business, financial condition or results of operations.

We have implemented security measures designed to protect against such breaches of security. Despite these measures, we cannot be sure that our systems and networks will not be subject to breaches or interference. The size and complexity of our information security systems, and those of our third-party vendors and business partners with whom we contract, make such systems potentially vulnerable to security breaches from inadvertent or intentional actions by our employees or vendors, or from attacks by malicious third parties. The frequency of third-party cyber attacks in the hospitality industry have increased in recent years.  Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise, including organized criminal groups, “hacktivists,” and others.  Furthermore, given the ever-changing tactics used by cyber criminals, there can be no assurance that a compromise of our systems would be discovered promptly. A successful attack or other security breach could result in unauthorized access to or the disclosure or loss of customer, stockholder, employee or other data, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure and damage to our business. We have, in the past, been subject to systems, network and data breaches, including breaches that resulted in unauthorized access to customer data. There can be no assurance that such incidents will not occur again. We have obtained cyber-risk insurance to mitigate this risk, but it is of limited scope and amount, may not cover us against all of the possible damage it would suffer from a significant successful cyber attack.

We are also subject to restrictions imposed by the U.S. Foreign Corrupt Practices Act and anti-corruption laws and regulations of other countries applicable to our operations, such as the UK Bribery Act. Anti-corruption laws and regulations generally prohibit companies and their intermediaries from making improper payments to government officials or other persons in order to receive or retain business. The compliance programs, internal controls and policies we maintain and enforce to promote compliance with applicable anti-bribery and anti-corruption laws may not prevent our associates, contractors or agents from acting in ways prohibited by these laws and regulations. We are also subject to trade sanctions administered by the Office of Foreign Assets Control and the U.S. Department of Commerce. Our compliance programs and internal controls also may not prevent conduct that is prohibited under these rules. The United States may impose additional sanctions at any time against any country in which or with whom we do business. Depending on the nature of the sanctions imposed, our operations in the relevant country could be restricted or otherwise adversely affected. Any violations of anti-corruption laws and regulations or trade sanctions could result in significant civil and criminal penalties, reduce our profits, disrupt our business or damage our reputation. In addition, an imposition of further restrictions in these areas could increase our cost of operations, reduce our profits or cause us to forgo development opportunities that would otherwise support growth.

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

Our trademarks include, without limitation, Morgans Hotel Group®, Morgans®, Clift Hotel®, Delano®, Hudson®, Mondrian®, Sanderson®, St Martins™, St Martins Lane Hotel™, Morgans Semi-Automatic®, Agua®, Agua Baby™, Agua Bath House™, Agua Home™, Bianca Delano™, Bianca Delano™ (and design), Henry®, Hudson Common®, Redwood Room®, Rose Bar™, The Florida Room Delano (and design)®, Skybar®, Mondrian Skybar™, Velvet Room™, and Mister H®. The majority of these trademarks are registered in the United States and the European community. Certain of these trademarks are also registered in Canada, France, the United Kingdom, Argentina, Mexico, China, Turkey, the United Arab Emirates and Russia, and we are seeking registration of several of our trademarks in Russia, the United Kingdom, India, China, Brazil, the Bahamas, Indonesia, Egypt, Qatar, Turkey and other jurisdictions. Our trademarks are very important to the success of our business and we actively enforce, maintain and protect these marks.

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

Set forth below are risks that we believe are material to investors who purchase or own our common stock. You should consider carefully the following risks, together with the other information contained in and incorporated by reference in this Annual Report on Form 10-K, and the descriptions included in our consolidated financial statements and accompanying notes.

Risks Related to Our Business

We anticipate that we will need to refinance our indebtedness from time to time to repay our debt, and our inability to refinance on favorable terms, or at all, could harm our business and operations.

We have $450.0 million of mortgage debt on Hudson and Delano South Beach which matures in February 2016, with three one-year extension options to extend the maturity to February 2019 if certain conditions are met.  We also have 75,000 shares of Series A preferred securities for which the dividend rate will increase to 20% in October 2016.

Our internally generated cash may be inadequate to repay our indebtedness prior to maturity, and we may be required to repay debt from time to time through refinancings of our indebtedness, offerings of equity or debt, asset dispositions, joint venture transactions or other financing transactions. In addition, if prevailing interest rates or other factors at the time of any refinancing result in higher interest rates on any refinancing, our interest expense would increase, which could harm our business and operations. If we are unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to sell one or more of our properties on disadvantageous terms, which might result in losses to us, or default on the indebtedness.

We have substantial debt, and we may incur additional indebtedness, which may negatively affect our business and financial results.

As of December 31, 2014, we had $605.7 million of outstanding consolidated indebtedness, including capital lease obligations. Our share of indebtedness held by our joint venture entities, which debt is generally nonrecourse to us with the exception of certain standard nonrecourse carve-out guarantees, was approximately $64.7 million as of December 31, 2014.

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

•	making us more vulnerable to economic and industry downturns and reducing our flexibility in responding to changing business and economic conditions;
•	limiting our ability to borrow additional cash for operations, capital or to finance development projects or acquisitions in the future; and
•	requiring us to dispose of properties in order to make required payments of interest and principal.

 We also may incur additional debt in connection with any future development projects or acquisitions. We may in some instances borrow funds to finance development projects or acquisitions. In addition, we may incur further mortgage debt by obtaining loans secured by the properties we acquire or in our existing portfolio.

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

In the past, we or our joint ventures have not repaid the mortgage and mezzanine financings on several of our properties upon maturity and have been subject to foreclosure and other actions by lenders, including with respect to Mondrian SoHo, among others properties. See Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements – Mondrian SoHo.”

 In the future, we or our joint venture entities or other owners of hotels we manage, may cease making payments on the mortgages on one or more of our properties if the property fails to generate cash flow to cover its debt service or if we, the joint venture entities or other owners are unable to refinance the mortgage at maturity. To the extent we, our joint venture entities or other owners of hotels we manage do not meet debt service obligations and we or the joint venture entity or other owners default on a mortgage or other loan, the lender may have the right to exercise various remedies under the loan documents, including foreclosing on the applicable property and, in certain situations, termination of our management agreement. Foreclosures can be expensive and lengthy processes, which could have a substantial negative effect on our operating results. Lenders may assert numerous claims and take various actions against us, including, without limitation, seeking a deficiency judgment or seeking to terminate our management agreement. Foreclosures may also create a negative public perception of us, resulting in a diminution of our brand value, and may negatively impact our ability to obtain loans or raise equity or debt financing in the future. Foreclosure actions may also require a substantial amount of resources and negotiations, which may divert the attention of our executive officers from other activities, adversely affecting our business, financial condition and results of operations.

For a property, a foreclosure may also result in increased tax costs to us if we recognize income upon foreclosure. For tax purposes, a foreclosure on any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize a taxable gain on foreclosure but would not receive any cash proceeds.

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

The Hudson/Delano 2014 Mortgage Loan contains restrictions on the ability of the borrowers to incur additional debt or liens on their assets and on the transfer of direct or indirect interests in Hudson or Delano and the owners of Hudson and Delano and other affirmative and negative covenants and events of default customary for multiple asset commercial mortgage-backed securities (CMBS) loans. For more information on the Hudson/Delano 2014 Mortgage Loan, see Part I, “Item I. Business – 2014 and Other Recent Transactions and Developments – Hudson and Delano South Beach Loan Refinancing.”

In addition, our trust preferred securities include limitations on our ability to sell all or substantially all of our assets and engage in mergers, consolidations and certain acquisitions. These covenants may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders.

 If we were required to make payments under the “bad boy” nonrecourse carve-out guarantees that we have provided in connection with certain mortgages and related mezzanine loans, our business and financial results could be materially adversely affected.

We have provided standard “bad boy” nonrecourse carve-out guarantees in connection with certain mortgages and related mezzanine loans, which are otherwise nonrecourse to us or have agreed to indemnify joint venture partners who have provided such guarantees for our pro rata share of certain liabilities under such guarantees. See, for example, nonrecourse carve-out guarantees and other guarantees or indemnification obligations provided by us in connection with mortgage and mezzanine loans associated with Mondrian South Beach and Mondrian SoHo properties, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources—Other Liquidity Matters.” Although we believe that our “bad boy” carve-out guarantees and related indemnification obligations are not guarantees of payment in the event of foreclosure or other actions of the foreclosing lender that are beyond our control, some lenders in the real estate industry have sought to make claims for payment under such guarantees. In the event such a claim were made against us under one of our “bad boy” carve-out guarantees or related indemnification obligations following foreclosure on a related mortgage or mezzanine loan and such claim were successful, our business and financial results could be materially adversely affected.

Disruptions in the financial markets could affect our ability and the ability of our joint venture partners, development partners, or other third-party owners to obtain capital or financing for development of properties and other purposes on reasonable terms.

As part of our strategy, we focus on management opportunities, which may entail the investment of key money and/or equity. We also may continue, through joint ventures, to acquire and develop, or redevelop, hotel properties as suitable opportunities arise. These investments could require significant capital expenditures, especially since these properties usually generate little or no cash flow until the project’s completion. To the extent the expenditures are significant, we, our joint venture partners, our development partners or other third-party owners may rely upon the availability of debt or equity capital.

During the most recent global economic recession, U.S. and global markets experienced significant price volatility, severely diminished liquidity and credit availability and other market dislocations. These circumstances materially impacted liquidity in the financial markets, making terms for certain types of capital or financings less attractive, and in some cases resulted in the unavailability of capital or financing. Although the U.S. and global markets have begun improving, the economic recovery continues to be modest, as uncertainty remains as to its sustainability, and the effects of continued weakness in certain areas of global economies, as well as our financial condition or the financial condition of our properties, may prevent or negatively impact our ability to access additional capital or financing for development of properties and other purposes at reasonable terms, which may cause us, our joint venture partners, or other third-party owners, to suspend, abandon or delay development and other activities and otherwise negatively affect our business. As a result, we, our joint venture partners, our development partners, or other third-party owners, may be forced to seek alternative sources of potentially less attractive capital or financing and adjust business plans accordingly. These events also may make it more difficult or costly for us to raise capital through the issuance of our common stock or preferred stock and therefore could materially adversely affect our growth strategy.

Recovery from the most recent global economic crisis has been modest, and demand for travel, hotels, dining and entertainment, has not returned to pre-recession levels. In addition, boutique hotels such as ours remain more susceptible to future economic downturns than other segments of the hospitality industry, which could have a material adverse effect on our business, results of operations and financial condition.

The performance of the hospitality industry has traditionally been closely linked with the general economy and is sensitive to personal discretionary spending levels. In an economic downturn, boutique hotels may be more susceptible to a decrease in revenues, as compared to hotels in other segments that have lower room rates, because our hotels generally target business and high-end leisure travelers. Business and high-end leisure travelers may seek to reduce travel costs by limiting travel, choosing lower cost hotels or otherwise reducing the costs of their trips. These changes could result in steep declines in average daily room rates or occupancy, or both. Profitability also may be negatively affected by the relatively high fixed costs of operating hotels such as ours, when compared to other segments of the hospitality industry.

While the U.S. economy has improved since the most recent economic crisis, the recovery may stall or conditions may worsen, reducing the amounts people spend on travel, hotels, dining and entertainment. Moreover, global markets and economic conditions remain uncertain and difficult to predict. If economic conditions do not improve as anticipated, or worsen again, they could have a material adverse effect on our business, results of operations, and financial condition. We can also provide no assurance that boutique hotels, such as ours, will fully recover to prior levels or that they will recover at a comparable rate with the rest of the hospitality industry.

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

Furthermore, a high media profile, including new digital platforms, is an integral part of our ability to shape and stimulate demand for our hotels with our target customers. A key aspect of our marketing strategy is to focus on attracting media coverage. If we fail to attract that media coverage, we may need to substantially increase our advertising and marketing costs, which would adversely affect our results of operations. In addition, other types of marketing tools, such as traditional advertising and marketing, may not be successful in attracting our target customers.

Our business would be adversely affected if our public image, reputation or brands were to be diminished, including as a result of any failure to remain competitive in the areas of design, quality and service or as a result of negative social media content. If we do not maintain our hotel properties at a high level, which necessitates, from time to time, capital expenditures and the replacement of furniture, fixtures and equipment, or the owners of the hotels that we manage fail to develop or maintain the properties at our standards, the value of our name, image or brands would be diminished and our business and operations would be adversely affected.

Negative publicity concerning our properties or our business could harm our brands and reputation as well as increase our costs and reduce our revenues.

Our brands and our reputation regarding the quality of our hotels and services are key to attracting guests to our properties.   An incident involving the potential safety or security of our associates or our guests, or adverse publicity relating to the geographic areas in which any of our properties are located, or the hotel or travel industry generally may harm our brands and reputation, cause a loss of consumer confidence in the industry, and negatively impact our results of operations. The continued expansion in the use of social media and multiple digital platforms over recent years could increase our exposure to negative publicity that could damage our reputation and materially adversely affect our financial position.

 Boutique hotels are a highly competitive segment of the hospitality industry. If we are unable to compete effectively, our business and operations will be adversely affected by declines in our average daily room rates or occupancy, or both.

We generally compete in the “boutique” or “lifestyle” hotel segment of the hospitality industry. We believe that this segment is highly competitive. Competition within the boutique hotel segment is also likely to increase in the future. Competitive factors in the hospitality industry include name recognition, quality of service, convenience of location, quality of the property, pricing and range and quality of food and beverage services and amenities offered. We also compete with other operators of full service hotels, including major hospitality chains with well-established and recognized brands.  Most of these major hospitality chains are larger than we are based on the number of properties or rooms they manage, franchise or own or based on the number of geographic locations in which they operate. Our competitors generally also have broader guest loyalty programs which may enable them to attract more customers and more effectively retain such guests. Market perception that we no longer provide innovative property concepts and designs would adversely affect our ability to compete effectively. If we are unable to compete for guests effectively, we would lose market share, which could adversely affect our business and operations.

All of our properties are located in areas with numerous competitors, many of whom have substantially greater financial and marketing resources than us. In addition, new hotels may be constructed in the areas in which our properties are located, possibly without corresponding increases in demand for hotel rooms. New or existing competitors could offer significantly lower rates or more convenient locations, services or amenities or significantly expand, improve or introduce new service offerings in markets in which our hotels compete, thereby posing a greater competitive threat than at present. The resulting decrease in our revenues could adversely affect our business and operations.

Our hotels are geographically concentrated in a limited number of cities and, accordingly, we could be disproportionately harmed by an economic downturn or other financial pressures in these cities or a natural disaster, such as a hurricane or earthquake.

The concentration of our hotels in a limited number of cities exposes us to greater risk to local economic, business and other conditions than more geographically diversified hotel companies. Morgans, Royalton, Hudson and Mondrian SoHo, located in Manhattan, represented approximately 41.1% of our total guest rooms for all the hotels we manage and Hudson, our only wholly-owned New York City hotel as of December 31, 2014, represented approximately $85.2 million, or 40.1%, of our consolidated hotel revenues for the year ended December 31, 2014. An economic downturn, a natural disaster, a terrorist attack or similar disaster in New York would likely cause a decline in the Manhattan hotel market and adversely affect occupancy rates, the financial performance of our New York hotels and our overall results of operations. In addition, we operate three hotels in Miami and three hotels in London, making us susceptible to economic slowdowns and other risks in these markets, which could adversely affect our business and results of operations.

Additionally, the pace of new lodging supply, especially in New York City and Miami, has increased over the past several years as many projects initiated before the economic downturn came to fruition and new projects commenced as the economy recovered. In New York City and South Beach, new lodging supply impacted our hotels’ occupancy and constrained rate growth, and we expect that these trends will continue through 2015 as the new supply in these markets is absorbed.

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

The threat of terrorism may negatively impact hotel occupancy and average daily rate, due to resulting disruptions in business and leisure travel patterns and concerns about travel safety. Hotels in major metropolitan areas, such as New York and London, which represented approximately 61.6% of our total guest rooms for all the hotels we managed at December 31, 2014, may be particularly adversely affected due to concerns about travel safety. The impact on such major metropolitan areas may be particularly severe because of the importance of transient business travel, which includes the corporate and premium business segments that generally pay the highest average room rates, to those markets. The possibility of future attacks may hamper business and leisure travel patterns and, accordingly, the performance of our business and our operations.

 Our operations are sensitive to currency exchange risks, and we cannot predict the impact of future exchange-rate fluctuations on our business and operating results.

Our operations are sensitive to currency exchange risks. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating results. For example, all else being equal, a stronger U.S. dollar could harm international tourism in our domestic markets and may increase U.S. travel to our international markets. As foreign currencies depreciate against the U.S. dollar, it becomes more expensive, in terms of those depreciating foreign currencies, to pay for our U.S. hotel services. Conversely, all else being equal, a depreciating U.S. dollar could affect demand for our U.S. hotel services but may decrease U.S. travel to our international markets.

Due to the concentration of our hotels in global cities, such as New York and Miami, frequently visited by guests from other countries, we could be impacted by the change in the value of foreign currencies as compared to the U.S. dollar.  For example, if the value of the U.S. dollar continues to strengthen against the value of the Euro, guests from Europe may not travel to New York or Miami during 2015 as frequently, and/or room rates we are able to charge international guests may be driven down, which could have a significant impact on our operating results.

We have incurred substantial losses and have a significant net deficit and may continue to incur losses in the future.

We reported pre-tax net losses of $48.6 million, $43.4 million, and $55.7 million for the years ended December 31, 2014, 2013, and 2012, respectively. Our net losses primarily reflected losses related to restructuring and disposal costs, development costs, impairment charges and non-operating costs, decreased revenues due to renovation work at our Owned Hotels,  losses in equity of unconsolidated joint ventures, interest expense and depreciation and amortization charges.

We may not be able to successfully compete for desirable hotel management, development, acquisition or investment opportunities.

We may not be successful in identifying or completing hotel projects that are consistent with our strategy. We compete for management agreements based primarily on the value and quality of our management services and reputation, our brand recognition, our ability and willingness to invest key money into projects, the level of our management fees, and the terms of our management agreements.

We compete with hotel operating companies, institutional pension funds, private equity investors, real estate investment trusts, owner-operators of hotels and others who are engaged in hotel operating or real estate investment activities for the operation, development, and acquisition of hotels. We also have experienced challenges in securing new projects in recent years as a result of the occurrence of certain events at our corporate level, including proxy contests, our now settled dispute with Yucaipa, and our strategic review process.  In addition, competition for suitable hotel management, development, investment, and acquisition opportunities is intense and may increase in the future. Some competitors may have substantially greater financial resources than we do, and as such, will be able to invest more or accept greater risk than we can prudently manage. These competitors may limit the number of suitable hotel management, development, investment and acquisition opportunities for us by driving up the price we must pay for such opportunities. In addition, our potential hotel management or development projects or acquisition targets may find our competitors to be more attractive investors because they may have greater resources, be willing to pay more, have a more compatible operating philosophy, or better relationships with hotel franchisors, sellers or lenders. Furthermore, the terms of our management agreements are influenced by contract terms offered by our competitors, among other things. We cannot assure you that any of our current arrangements will continue or that we will be able to enter into future collaborations, renew agreements, or enter into new agreements in the future on terms that are as favorable to us as those that exist today.

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

If we are unable to maintain good relationships with third-party property owners and/or if we terminate agreements with defaulting third-party property owners, our revenues could decrease and we may be unable to maintain or expand our presence.

We earn fees for managing and franchising/licensing hotels and, since our shift in 2011 to an “asset light” strategy, we are dependent on maintaining and developing positive relationships with third-party owners and joint venture partners. Third-party developers and owners and joint venture partners are focused on maximizing the value of their investment and working with a management company that can help them maximize profitability and return on investment. The effectiveness of our management, the value of our brands, and the rapport that we maintain with our third-party owners and joint venture partners impact renewals of existing agreements and are also important factors for existing or new third-party owners or joint venture partners considering doing additional business with us in the future. If we are unable to maintain these relationships, we may be unable to maintain existing agreements or effectively grow our portfolio, which may have a material adverse effect on our financial position and results of operations.

Some of our existing and future development pipeline may not be developed into new hotels, which could materially adversely affect our growth prospects.

The commitments of owners and developers under our pipeline hotel management agreements and letters of intent are subject to numerous conditions.   The eventual development and construction of our pipeline not currently under construction or in the initial stages of construction, or the signing of a management agreement in the case of letters of intent, is subject to numerous risks, including, in certain cases, obtaining governmental and regulatory approvals and adequate financing. As a result, we cannot assure you that our development pipeline will be completed and developed into new hotels.

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

We have in the past, and may in the future acquire, develop or redevelop hotel properties through joint ventures with third parties, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, joint venture or other entity. As of December 31, 2014, we owned our Mondrian South Beach hotel through a 50/50 joint venture and our Mondrian SoHo hotel through a joint venture in which our interest was 20%.

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

For example, in the first half of 2014, we and our Mondrian SoHo joint venture partner litigated over our Mondrian SoHo hotel management agreement, among other things, as detailed further in “Item 3. Legal Proceedings – Litigations Regarding Mondrian SoHo.”  Additionally, due to our Mondrian Istanbul joint venture partner’s failure to achieve certain agreed milestones in the development of the Mondrian Istanbul hotel, in early 2014, we exercised our put option under the joint venture agreement that requires our joint venture partner to buy back our equity interests in the Mondrian Istanbul joint venture. In addition, we have initiated proceedings in an English court seeking payment of the put option amount against the individual shareholders behind the joint venture partner.  The parties are also seeking various other judicial remedies in Turkey. These actions have resulted in significant management distraction and the incurrence of significant legal fees.

We are exposed to the risks of a global market, which could hinder our ability to maintain and expand our international operations.

We currently manage hotels in the United States and the United Kingdom and have a franchise hotel in Turkey and currently plan to expand to other international markets. The success and profitability of any future international operations are subject to numerous risks and uncertainties, many of which are outside of our control, such as:

•	global economic conditions, such as economic contraction, economic uncertainty or the perception by our customers of weak or weakening economic conditions;
•	political or economic instability;
•	changes in governmental regulation;
•	trade restrictions;
•	foreign currency controls;
•	difficulties and costs of staffing and managing operations in certain foreign countries;
•	war, civil unrests, or threats and heighted travel security measures;
•	work stoppages or other changes in labor conditions;
•	taxes;
•	payments terms; and
•	seasonal reductions in business activity in some parts of the world.

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

The costs associated with owning and operating hotels are significant, some of which may not be altered in a timely manner in response to changes in demand for services. Failure to adjust our expenses may adversely affect our business and operations. For example, pursuant to the terms of our agreements with the labor unions for our New York City and San Francisco hotels, we may not unilaterally reduce the wages of the employees subject to these agreements, and are restricted in the manner in which we may layoff and/or alter the schedule of union employees.

Property taxes and insurance costs are a significant part of our operating expenses. In recent years, our real property taxes have increased and those increases may continue. Our real property taxes may increase as property tax rates change and as the values of properties are assessed and reassessed by taxing authorities. Our real estate taxes do not depend on our revenues, and generally we cannot reduce them, other than by filing appeals with the applicable tax jurisdictions to reduce our tax assessments.

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

We are a party to several ongoing material legal proceedings. These proceedings are described below in Item 3 of Part I of this report under the heading “Legal Proceedings” and also in note 8 of our consolidated financial statements included in Item 15 of Part IV of this report. Should an unfavorable outcome occur in some or all of these legal proceedings or any litigation for which we have indemnified Hakkasan in connection with the TLG Equity Sale, or if successful claims and other actions are brought against us in the future, our business, results of operations and financial condition could be seriously harmed. In addition, litigation may divert the attention of our management from other activities, adversely affecting our business, financial condition and results of operations.

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

In addition, we may be unable to make payments under the leases if we are not able to operate the properties profitably. For example, the Clift lease agreement provides for base annual rent of approximately $6.0 million per year until October 2014. Thereafter, the base rent increases at five-year intervals by a formula tied to increases in the Consumer Price Index, with a maximum increase of 40% and a minimum increase of 20% at October 2014, and a maximum increase of 20% and a minimum increase of 10% at each five-year rent increase date thereafter. As a result of the first such increase, effective October 14, 2014, the annual rent increased to $7.6 million.  The lease is nonrecourse to us. We can provide no assurance that we can operate the property at a profit now or upon future rent increases under the lease.  Morgans Group also provides a limited guaranty, whereby Morgans Group has agreed to guarantee losses of up to $6.0 million suffered by the lessors in the event of certain “bad boy” type acts.

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

 We may be involved in disputes, from time to time, with the owners of the hotels that we manage and premature termination of our management agreements could hurt our financial performance.

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

Additionally, although our hotel management, franchise and license agreements are generally long-term, they may be subject to early termination in specified circumstances, or we may agree to early termination as circumstances require. Certain of our hotel management agreements and franchise or license agreements contain performance tests that stipulate certain minimum levels of operating performance, which could result in early termination of our hotel management, if we fail or elect not to cure. We may disagree with hotel owners on how the performance criteria are calculated or whether they have been met.

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

Several of our hotels are also subject to mortgage and mezzanine debt, and in some instances our management, franchise or license fee is subordinated to the debt. Some of our management agreements also may be terminated by the lenders on foreclosure or certain other related events. With some of our existing management, franchise and license agreements, and with all of our new management, franchise and license agreements for hotels under development we attempt to negotiate, non-disturbance agreements or similar protections with the mortgage lender, or to require that such agreements be entered into upon securing of financing, in order to protect our agreements in the event of foreclosure. However, we are not always successful in imposing these requirements, and some of our new development projects and existing hotels do not have non-disturbance or similar protections, which may make the related agreements subject to termination by the lenders on foreclosure or certain other related events. Even if we have such non-disturbance protections in place, they may be subject to conditions and may be difficult or costly to enforce in a foreclosure situation.  See, for example Part I, Item 3.“Legal Proceedings — Litigations Regarding Mondrian SoHo.”

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

Risks Related to the Hospitality Industry

A number of factors, many of which are common to the lodging industry and beyond our control, could affect our business.

A number of factors, many of which are common to the lodging industry and beyond our control, could affect our business, including those described elsewhere in this section, as well as the following:

•	over-building of hotels in the markets in which we operate which results in increased supply and would likely adversely affect occupancy and revenues at our hotels;
•	changes in the desirability of particular locations or travel patterns of guests;
•	dependence on business, commercial and leisure travelers and tourism;
•	decreased airline capacity and routes;
•	travel-related accidents;
•	fear of outbreaks or outbreaks of pandemic or contagious diseases;
•	dependence on group and meeting/conference business and the impact of decreased corporate budgets and spending;
•	increases in energy costs, property taxes or insurance costs;
•	increases in operating costs due to inflation and other factors that may not be offset by increased room rates;
•	changes in interest rates;
•	changes in the availability, cost and terms of financing;
•	adverse effects of worsening conditions in the lodging industry;
•	changes in laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;
•	changes in taxes and regulations that impact wages (including minimum wage increases) and benefits; and
•	risks generally associated with the ownership of hotel properties and real estate.

These factors and the resulting reputational harm could have an adverse effect on individual properties and our financial condition and results of operations as a whole.

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

Our hotel properties have an ongoing need for renovations and other capital improvements to remain competitive, including replacement, from time to time, of furniture, fixtures and equipment. To compete effectively, we will need to, or convince our joint venture partners or other third-party owners to, make capital expenditures to maintain our innovative property concepts and designs. In addition, we will need to make capital expenditures to comply with applicable laws and regulations.

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

The hospitality industry is seasonal in nature. This seasonality can be expected to cause quarterly fluctuations in our revenues. Our revenue is generally highest in the second and fourth quarters. Our quarterly earnings may also be adversely affected by factors outside our control, including weather conditions and poor economic conditions. As a result, we may have to enter into short-term borrowing arrangements in certain quarters in order to offset these fluctuations in revenues.

Information technology system failures, delays in the operation of our information technology systems or system enhancement failures could reduce our revenues and profits and harm the reputation of our brands and our business.

Our success depends on the efficient and uninterrupted operation of our information technology systems. For example, we depend on our central reservation system, which allows bookings by hotels directly, via telephone through our call centers, by travel agents, online through our website www.morganshotelgroup.com, and through our online reservations partners. In addition, we depend on information technology to run our day-to-day operations, including, among others, hotel services and amenities such as guest check-in and check-out, housekeeping and room service and systems for tracking and reporting our financial results and the financial results of our hotels.

Our information technology systems are vulnerable to damage or interruption from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, hackers and similar events. The occurrence of any of these natural disasters or unanticipated problems at any information technology facilities we manage or subscribe to, or any of our call centers could cause interruptions or delays in our business or loss of data, or render us unable to process reservations.

In addition, if our information technology systems are unable to provide the communications capacity that we need, or if our information technology systems suffer problems caused by installing system enhancements, we could experience failures or interruptions. If our information technology systems fail and our redundant systems or disaster recovery plans are not adequate to address such failures, or if our property and business interruption insurance does not sufficiently compensate us for any losses that we may incur, our revenues and profits could be reduced and the reputation of our brands and our business could be harmed.

Cyber risk and the failure to maintain the integrity of internal or customer data could result in faulty business decisions, harm to our reputation, or subject us to fines, costs, or lawsuits.

Our business is reliant upon technology systems and networks, including systems and networks managed by third parties, to process, transmit and store information and to conduct many of our business activities and transactions with clients, vendors and other third parties. Furthermore, we are required to comply with legal, regulatory and contractual obligations which are designed to protect personally identifiable and other information pertaining to our customers, stockholders and employees. The legal, regulatory and contractual environment surrounding information security and privacy is constantly evolving and the hospitality industry is under increasing attack by cyber-criminals in the U.S. and other jurisdictions in which we operate. Such information includes but is not limited to large volumes of customer credit and payment card information. Maintaining the integrity of our systems and networks is critical to the success of our business operations and to the protection of customer, stockholder, employee or our data. Accordingly, significant actual or potential theft, loss, fraudulent use or misuse of customer, stockholder, employee or our data by cybercrime or otherwise, non-compliance with our contractual or other legal obligations regarding such data or a violation of our privacy policies with respect to such data may result in fines, damage to our reputation, litigation or regulatory actions against us and transfer of information and otherwise have a material adverse impact on our business, financial condition or results of operations.

We have implemented security measures designed to protect against such breaches of security. Despite these measures, we cannot be sure that our systems and networks will not be subject to breaches or interference. The size and complexity of our information security systems, and those of our third-party vendors and business partners with whom we contract, make such systems potentially vulnerable to security breaches from inadvertent or intentional actions by our employees or vendors, or from attacks by malicious third parties. The frequency of third party cyber attacks in the hospitality industry have increased in recent years.  Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise, including organized criminal groups, “hacktivists,” and others.  Furthermore, given the ever-changing tactics used by cyber criminals, there can be no assurance that a compromise of our systems would be discovered promptly. A successful attack or other security breach could result in unauthorized access to or the disclosure or loss of customer, stockholder, employee or other data, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure and damage to our business. We have, in the past, been subject to systems, network and data breaches, including breaches that resulted in unauthorized access to customer data. There can be no assurance that such incidents will not occur again. We have obtained cyber-risk insurance to mitigate this risk, but it is of limited scope and amount, may not cover us against all of the possible damage it would suffer from a significant successful cyber attack.

If we fail to maintain pace with developments in technology necessary for our business, our operations and competitive position could be harmed.

Sophisticated information technology and other systems are critical for the hospitality industry, including systems used for our central reservations, revenue management, and property management, as well as technology systems that we make available to our guests. These information technology and other systems must be refined, updated, and/or replaced with more advanced systems on a regular basis. Developing and maintaining these systems may require significant capital. If we are unable to replace or introduce information technology and other systems as quickly as our competitors or within budgeted costs or schedules when these systems become outdated or need replacing, or if we are unable to achieve the intended benefits of any new information technology or other systems, our operations could be harmed and our ability to compete effectively could be diminished.

Our business and operations are heavily regulated and a failure to comply with regulatory requirements may result in an adverse effect on our business.

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

We are subject to restrictions imposed by the U.S. Foreign Corrupt Practices Act and anti-corruption laws and regulations of other countries applicable to our operations, such as the UK Bribery Act. Anti-corruption laws and regulations generally prohibit companies and their intermediaries from making improper payments to government officials or other persons in order to receive or retain business. The compliance programs, internal controls and policies we maintain and enforce to promote compliance with applicable anti-bribery and anti-corruption laws may not prevent our associates, contractors or agents from acting in ways prohibited by these laws and regulations. We are also subject to trade sanctions administered by the Office of Foreign Assets Control and the U.S. Department of Commerce. Our compliance programs and internal controls also may not prevent conduct that is prohibited under these rules. The United States may impose additional sanctions at any time against any country in which or with whom we do business. Depending on the nature of the sanctions imposed, our operations in the relevant country could be restricted or otherwise adversely affected. Any violations of anti-corruption laws and regulations or trade sanctions could result in significant civil and criminal penalties, reduce our profits, disrupt our business or damage our reputation. In addition, an imposition of further restrictions in these areas could increase our cost of operations, reduce our profits or cause us to forgo development opportunities that would otherwise support growth.

Uninsured and underinsured losses could adversely affect our financial condition and results of operations.

We are responsible for insuring our hotel properties as well as obtaining the appropriate insurance coverage to reasonably protect our interests in the ordinary course of business except in connection with some of our hotels where insurance is provided for by the respective property owners. Additionally, each of our leases and loans typically specifies that comprehensive insurance be maintained on each of our hotel properties, including general liability, cyber liability, fire and extended coverage. There are certain types of losses, generally of a catastrophic nature, such as earthquakes and floods or terrorist acts, which may be uninsurable or not economically insurable, or may be subject to insurance coverage limitations, such as large deductibles or co-payments. We will use our discretion in determining amounts, coverage limits, deductibility provisions of insurance and the appropriateness of self-insuring, with a view to maintaining appropriate insurance coverage on our investments at a reasonable cost and on suitable terms. Uninsured and underinsured losses could harm our financial condition and results of operations. We could incur liabilities resulting from loss or injury to our hotels or to persons at our hotels. Claims, whether or not they have merit, could harm the reputation of a hotel or cause us to incur expenses to the extent of insurance deductibles or losses in excess of policy limitations, which could harm our results of operations.

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

In addition, local jurisdictions in the United States where our hotel properties are located do not allow for insurance to cover damages that are characterized as punitive or similar damages. As a result, any claims or legal proceedings, or settlement of any such claims or legal proceedings that result in damages that are characterized as punitive or similar damages may not be covered by our insurance. If these types of damages are substantial, our financial resources may be adversely affected.

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

Claims of illness or injury relating to food quality or food handling are common in the food and beverage business, and a number of these claims may exist at any given time. As a result, we could be adversely affected by negative publicity, whether or not accurate, regarding food quality or handling claims at one or more of the restaurants, bars or other food and beverage venues that we operate. In addition to decreasing sales and profitability at these restaurants, bars or other food and beverage venues, adverse publicity could negatively impact our reputation, hindering our ability to renew contracts on favorable terms or to obtain new business.

Labor shortages could restrict our ability to operate our properties or grow our business or result in increased labor costs that could reduce our profits.

Our success depends in large part on our ability to attract, retain, train, manage and engage our employees. Our properties are staffed 24 hours a day, seven days a week by thousands of employees. If we are unable to attract, retain, train and engage skilled workers, our ability to manage and staff our properties adequately could be impaired, which could harm our reputation. Staffing shortages could also hinder our ability to grow and expand our business. Because payroll costs are a major component of the operating expenses at our properties, a shortage of skilled labor could also require higher wages that would increase our labor costs, which could reduce our profits and the profits of our third-party owners.

Our hotels may be faced with labor disputes or, upon expiration of a collective bargaining agreement, a strike, which would adversely affect the operation of our hotels.

We rely heavily on our employees to provide high-quality personal service at our hotels and any labor dispute or stoppage caused by poor relations with a labor union or the hotels’ employees could adversely affect our ability to provide those services, which could reduce occupancy and room revenue, tarnish our reputation and hurt our results of operations. Most of our employees who work at Morgans, Royalton, Hudson, Mondrian SoHo and Clift are members of local labor unions. Our relationship with our employees or the union could deteriorate due to disputes relating to, among other things, wage or benefit levels or management responses to various economic and industry conditions. The collective bargaining agreement governing the terms of employment for employees working in our New York City hotels expires on June 30, 2019. The collective bargaining agreement with the unions representing the majority of the Clift employees expires in August 2018.

Risks Related to Our Organization and Corporate Structure

Morgans Hotel Group Co. is a holding company with no operations.

Morgans Hotel Group Co. is a holding company and we conduct all of our operations through our subsidiaries. Morgans Hotel Group Co. does not have, apart from its ownership of Morgans Group, any independent operations. As a result and although we have no current plan to do so, we would rely on dividends and other payments or distributions from Morgans Group and our other subsidiaries to pay dividends on our common stock, although our current debt agreements restrict Morgans Hotel Group Co. from paying dividends. We also rely on dividends and other payments or distributions from Morgans Group and our other subsidiaries to meet our debt service and other obligations, including our obligations in respect of our trust preferred notes and Series A preferred securities. The ability of Morgans Group and our other subsidiaries to pay dividends or make other payments or distributions to us will depend on Morgans Group’s operating results.

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

As of December 31, 2014, the Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P., (collectively, the “Yucaipa Investors”), held warrants to purchase 12,500,000 shares of our common stock and 75,000 shares of our Series A preferred securities.

For so long as the Yucaipa Investors own a majority of the outstanding Series A preferred securities, they also have consent rights, subject to certain exceptions and limitations, over transactions involving the acquisition of the Company by any third party, pursuant to which the Series A preferred securities are converted or otherwise reclassified into or exchanged for securities of another entity, and certain other transactions where a vote of the holders of the Series A preferred securities is required by law or our certificate of incorporation.

In addition, subject to the terms of the Securities Purchase Agreement, the Yucaipa Investors have consent rights over certain transactions for so long as they collectively own or have the right to purchase through the cashless exercise of the warrants to purchase 6,250,000 shares of our common stock, including, subject to certain exceptions and limitations:

•	the sale of all or substantially all of our assets to a third party;
•	the acquisition (including by merger, consolidation or other business combination) by us of a third party where the equity investment by us is $100.0 million or greater;
•	our acquisition by a third party; or
•	any change in the size of our Board of Directors to a number below 7 or above 9.

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

On October 15, 2009 we issued 75,000 shares of Series A preferred securities to the Yucaipa Investors. The holders of such Series A preferred securities are entitled to cumulative cash dividends, payable in arrears on every three-month anniversary following the original date of issuance if such dividends are declared by the Board of Directors or an authorized committee thereof, at a rate of 8% until October 2014, 10% per year until October 2016, and 20% per year thereafter. In addition, should the Yucaipa Investors’ nominee fail to be elected to our Board of Directors, the dividend rate would increase by 4% during any time that the Yucaipa Investors’ nominee is not a director.  From July 14, 2013 through May 14, 2014, the dividend rate was 12% as a result of the Yucaipa Investors’ nominee not being elected or appointed to our Board of Directors. On May 14, 2014, at our annual shareholder meeting, a Board of Directors nominee representing the Yucaipa Investors was elected as a director and the dividend rate on the Series A preferred securities returned to the stated rate of 8%. Accordingly, the current dividend rate on the Series A preferred securities is 10%.

We have the option to accrue any and all dividend payments. As of December 31, 2014, we have not declared or paid any dividends. The accrual of these dividends may have a negative impact on the value of our common stock. In addition, the payment of these dividends may limit our ability to grow and compete by reducing our ability to use capital for other business and operational needs.

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

Some of the hotels which were part of our formation and structuring transactions at the time of our initial public offering in 2006 were contributed to us in tax-free transactions. Accordingly, our tax basis in the assets contributed was not adjusted in connection with our initial public offering and is generally substantially less than the fair market value of the contributed hotels as of the date of our initial public offering. We also intend to generally use the “traditional” method for making allocations under Section 704(c) of the Internal Revenue Code of 1986, as amended, as opposed to the “curative” or “remedial” method for making such allocations. Consequently, (i) our depreciation deductions with respect to our hotels will likely be substantially less than the depreciation deductions that would have been available to us had our tax basis been equal to the fair market value of the hotels as of the date of our initial public offering, (ii) we may recognize gain upon the sale of an asset that is attributable to appreciation in the value of the asset that accrued prior to the date of our initial public offering, and (iii) we may utilize available net operating losses against the potential gain from the sale of an asset.

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

Sales of a substantial number of additional shares of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock. In addition to the possibility that we may sell shares of our common stock in a public offering at any time, we also may issue shares of common stock in connection with the warrants we issued to the Yucaipa Investors and their affiliates, grants of restricted stock or LTIP Units or upon exercise of stock options that we grant to our directors, officers and employees. All of these shares may be available for sale in the public markets from time to time. As of December 31, 2014, there were:

•

up to 12,500,000 shares of common stock issuable upon exercise of the warrants we issued to the Yucaipa Investors at an exercise price of $6.00 per share, utilizing a cashless exercise method only, resulting in a net share issuance;

•	1,124,740 shares of our common stock issuable upon exercise of outstanding options, all of which were exercisable at a weighted average exercise price of $15.07 per share;
•	941,157 LTIP Units outstanding exercisable for a total of 941,157 shares of our common stock;
•	333,402 restricted stock units outstanding and subject to vesting requirements for a total of 333,402 shares of our common stock; and
•	up to 3,771,343 shares of our common stock available for future grants under our equity incentive plans.

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

Hotel Properties

Set forth below is a summary of certain information related to hotel properties operated by Morgans Hotel Group as of December 31, 2014.  The table below does not include information related to hotels we franchise or license:

					Number		Twelve Months
		Year	Interest		of		Ended December 31, 2014
Hotel	City	Opened	Owned		Rooms		ADR(1)	Occupancy(2)	RevPAR(3)
Owned Hotels:
Hudson	New York	2000	100%	(4)	878	(4)
Delano South Beach	Miami	1995	100%		194
Clift	San Francisco	2001		(5)	372
Operating Statistics for Owned Comparable Hotels (6)							$268	88.2%	$236
Joint Venture Hotels:
Mondrian South Beach	Miami	2008	50%	(7)	222	(7)
Mondrian SoHo	New York	2011	20%	(8)	263
Operating Statistics for Joint Venture Comparable Hotels (10)							$318	81.5%	$259
Managed Hotels:
Shore Club	Miami	2001	—	(9)	308
Morgans	New York	1984	—	(11)	117
Royalton	New York	1988	—	(11)	168
Mondrian Los Angeles	Los Angeles	1996	—	(11)	236
St Martins Lane	London	1999	—	(12)	204
Sanderson	London	2000	—	(12)	150
Mondrian London	London	2014	—	(12)	359
Operating Statistics for Managed Comparable Hotels (13)							$317	78.5%	$249
System-wide Comparable (14)							$287	84.6%	$243
Hotel Operating Statistics by Region:
Northeast Comparable Hotels (15)							$266	89.7%	$239
West Coast Comparable Hotels (16)							$273	89.3%	$244
Miami Comparable Hotels (17)							$357	70.2%	$251
United States Comparable Hotels (18)							$287	84.6%	$243

(1)	Average daily rate (“ADR”)
(2)	Average daily occupancy
(3)

Revenue per available room (“RevPAR”) is the product of ADR and average daily occupancy. RevPAR does not include food and beverage revenues or other hotel operations revenues such as telephone, parking and other guest services.

(4)

We own 100% of Hudson through its subsidiary, Henry Hudson Holdings LLC, which is part of a property that is structured as a condominium, in which Hudson constitutes 96% of the square footage of the entire building. As of December 31, 2014, Hudson has 878 guest rooms and 60 SROs. Each SRO is for occupancy by a single eligible individual. The unit need not, but may, contain food preparation or sanitary facilities, or both. SROs remain from the prior ownership of the building and we are by statute required to maintain these long-term tenants, unless we get their consent, as long as they pay us their rent. Certain of our subsidiaries, including Henry Hudson Holdings LLC, Hudson Leaseco LLC, the lessee of our Hudson hotel, and certain related entities and lessees are required by the terms of the non-recourse indebtedness related to Hudson to maintain their status as “single purpose entities.” As such, their assets, which are included in our consolidated financial statements, are not available to satisfy the indebtedness or other obligations of our other subsidiaries.

(5)	Clift is operated under a long-term lease, which is accounted for as a financing.
(6)

Owned Comparable Hotels includes all hotels that we owned and operate, except for hotels added or under major renovation during the current or the prior year, development projects and discontinued operations. Owned Comparable Hotels for the year ended December 31, 2014 includes Hudson, Delano South Beach, and Clift.

(7)

Operated as a condominium hotel under a management contract and owned through a 50/50 unconsolidated joint venture. As of December 31, 2014, 263 hotel residences have been sold, of which 150 are in the hotel rental pool and are included in the hotel room count, and 72 hotel residences remain to be sold.

(8)

Operated under a management contract and owned through an unconsolidated joint venture in which we held a minority ownership interest of approximately 20% at December 31, 2014.   Effective March 6, 2015, we no longer hold any equity interest in Mondrian SoHo.

(9)	Operated under a management contract. As of December 31, 2014, we have an immaterial contingent profit participation equity interest in Shore Club.
(10)

Joint Venture Comparable Hotels include all hotels that we operate in which we have a non-controlling ownership interest except for hotels added or under major renovation during the current or the prior year, development projects and hotels we no longer manage or have an ownership interest in. Joint Venture Comparable Hotels for the year ended December 31, 2014 includes Mondrian South Beach and Mondrian SoHo.

(11)	Operated under a management contract.
(12)

Operated under a management contract. The currency translation is based on an exchange rate of 1 British pound = 1.65 U.S. dollars, which is an average monthly exchange rate provided by www.oanda.com for the last twelve months ended December 31, 2014.

(13)

Managed Comparable Hotels include all Morgans Hotel Group hotels that we operate in which we have no ownership interest, except for hotels added or under major renovation during the current or the prior year, development projects and hotels we no longer manage. Managed Comparable Hotels for the year ended December 31, 2014 includes Morgans, Royalton, Shore Club, and Mondrian Los Angeles.  Managed Comparable Hotels for the year ended December 31, 2014 excludes Sanderson and St Martins Lane, which were both under renovation beginning in 2014, and Mondrian London, which opened on September 30, 2014.

(14)

System-Wide Comparable Hotels includes all Morgans Hotel Group hotels that we operate except for hotels added or under major renovation during the current or the prior year, development projects and hotels we no longer manage. System-Wide Comparable Hotels for the year ended December 31, 2014 excludes Sanderson and St Martins Lane, which were both under renovation beginning in 2014, and Mondrian London, which opened on September 30, 2014.

(15)

Northeast Comparable Hotels includes all hotels that we operate in the Northeastern United States, except for hotels added or under major renovation during the current or the prior year, development projects and hotels we no longer manage. Northeast Comparable Hotels for the year ended December 31, 2014 includes Hudson, Morgans, Royalton, and Mondrian SoHo.

(16)

West Coast Comparable Hotels includes all hotels that we operate on the Western coast of the United States except for hotels added or under major renovation during the current or the prior year, development projects and hotels we no longer manage. West Coast Comparable Hotels for the year ended December 31, 2014 includes Mondrian Los Angeles and Clift.

(17)

Miami Comparable Hotels includes all hotels that we operate in the Miami area of Florida, except for hotels added or under major renovation during the current or the prior year, development projects and hotels we no longer manage. Miami Comparable Hotels for the year ended December 31, 2014 includes Delano South Beach, Shore Club and Mondrian South Beach.

(18)

United States Comparable Hotels includes all hotels that we operate in the United States, except for hotels added or under major renovation during the current or the prior year, development projects and hotels we no longer manage. United States Comparable Hotels for the year ended December 31, 2014 includes Hudson, Morgans, Royalton, Mondrian SoHo, Mondrian Los Angeles, Clift, Delano South Beach, Mondrian South Beach and Shore Club.

Owned Operations

Owned Hotels

The tables below reflect the results of operations of our Owned Hotel properties.

Hudson

Overview

Opened in 2000, Hudson is our largest hotel, with 878 guest rooms and suites as of December 31, 2014, including two ultra-luxurious accommodations — a 3,355 square foot penthouse with a landscaped terrace and an apartment with a 2,500 square foot tented terrace. The hotel, located only a few blocks away from Columbus Circle, Time Warner Center and Central Park, has numerous food and beverage offerings.

We spent most of 2012 renovating all the guest rooms and corridors and converting SRO units into new guest rooms. The renovation was completed in September 2012 and between 2012 and 2014, we added 44 more guest rooms to Hudson by converting SRO units and other space into guest rooms, bringing the total number of guest rooms at Hudson to 878 as of December 31, 2014.  In February 2013, we opened a new restaurant at Hudson, Hudson Commons, which is a modern-day beer hall and burger joint featuring a wide selection of local craft beers, inventive preparations of classic American fare, and soda shop-inspired specialty cocktails. In October 2014, we introduced the Half & Half nightlife concept at Hudson.

We own a fee simple interest in Hudson, which is part of a property that is structured as a condominium, in which Hudson constitutes 96% of the square footage of the entire building. Hudson has a total of 928 rooms, comprised of 878 guest rooms and 60 SROs as of December 31, 2014. Each SRO is for occupancy by a single eligible individual. The unit need not, but may, contain food preparation or sanitary facilities, or both. SROs remain from the prior ownership of the building and we are by statute required to maintain these long-term tenants, unless we get their consent to terminate the lease, as long as they pay us their rent. Over time, we intend to convert the remaining SRO units into new guest rooms.

The hotel is subject to mortgage and mezzanine indebtedness as more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt.”

Selected Financial and Operating Information

The following table shows selected financial and operating information for Hudson:

	Year Ended December 31,
	2014	2013	2012	2011	2010
Selected Operating Information:
Occupancy	90.9%	89.0%	74.9%	88.0%	88.6%
ADR	$229	$236	$234	$220	$213
RevPAR	$208	$210	$175	$194	$189
Selected Financial Information (in thousands):
Room Revenue (1)	$66,144	$66,505	$53,463	$58,993	$57,360
Total Revenue (1)	85,177	81,534	62,279	73,112	72,804
Depreciation (1)	11,443	11,461	8,472	8,223	7,869
Operating Income (1)	10,345	9,391	2,520	5,919	9,564

(1)	Hudson was under major renovations beginning in late 2011, throughout 2012, and was concluded in 2013.

Delano South Beach

Overview

Opened in 1995, Delano South Beach has 194 guest rooms, suites and lofts and is located in the heart of Miami Beach’s fashionable South Beach Art Deco district. The hotel features an “indoor/outdoor” lobby, the Water Salon and Orchard (which is Delano South Beach’s landscaped orchard and 100-foot long pool) and beach facilities. The hotel’s accommodations also include eight poolside bungalows and a penthouse and apartment. Delano South Beach’s food and beverage offerings include the restaurant, Bianca, which opened in January 2012, Delano Beach Club, a poolside bar and bistro, the Rose Bar, FDR, a nightclub which opened in February 2012, and Umi Sushi & Sake Bar, which also opened in February 2012.  These food and beverage venues at Delano South Beach were managed by TLG from January 2012 until January 15, 2015, on which date we began managing the venues.  The hotel also features Club Essentia Wellness Retreat, a full-service spa facility. Delano South Beach also offers multi-service meeting facilities, consisting of one executive boardroom and other facilities, including a state-of-the-art media room.

We own a fee simple interest in Delano South Beach. The hotel is subject to mortgage and mezzanine indebtedness as more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt.”

Selected Financial and Operating Information

The following table shows selected financial and operating information for Delano South Beach:

	Year Ended December 31,
	2014	2013	2012	2011	2010
Selected Operating Information:
Occupancy	70.6%	68.6%	67.6%	64.1%	61.1%
ADR	$520	$525	$494	$499	$480
RevPAR	$367	$360	$334	$320	$293
Selected Financial Information (in thousands):
Room Revenue	$26,019	$25,485	$23,722	$22,612	$20,780
Total Revenue	48,840	47,504	45,511	44,697	43,628
Depreciation	4,544	4,568	4,604	4,649	4,868
Operating Income	14,882	11,855	9,240	9,052	9,542

Clift

Overview

Acquired in 1999 and reopened after an extensive renovation in 2001, Clift has 372 guest rooms and suites and is located in the heart of San Francisco’s Union Square district. The hotel features a restaurant, The Velvet Room, the Redwood Room Bar and the Living Room, which is available for private events. Clift also offers multi-service meeting facilities, consisting of two executive boardrooms, one suite and other facilities. Clift was last renovated in 2001 and the property may need to be renovated in the future.

 Our rights to operate Clift in San Francisco are based upon our interest under a 99-year lease. The lease is accounted for as a financing as more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt.”

Selected Financial and Operating Information

The following table shows selected financial and operating information for Clift:

	Year Ended December 31,
	2014	2013	2012	2011	2010
Selected Operating Information:
Occupancy	91.1%	86.7%	77.7%	79.5%	76.9%
ADR	$256	$245	$240	$220	$187
RevPAR	$233	$212	$186	$175	$144
Selected Financial Information (in thousands):
Room Revenue	$31,618	$28,833	$25,361	$23,732	$19,547
Total Revenue	44,061	42,102	37,543	36,379	31,861
Depreciation	2,590	2,947	3,077	3,133	3,128
Operating (loss) income	5,144	4,063	2,705	2,130	(1,284)

Owned Food and Beverage Operations

The Company leases and manages all but one of the Sanderson food and beverage venues.   Effective January 1, 2014, we transferred all of our ownership interest in the food and beverage venues at St Martins Lane to the hotel owner. We continue to manage the transferred food and beverage venues. Prior to January 1, 2014, we leased and managed all of the St Martins Lane food and beverage venues.

We also own three food and beverage venues subject to leasehold agreements at Mandalay Bay in Las Vegas, which we acquired in August 2012 from the former tenant. Following the TLG Equity Sale, the venues continue to be managed by TLG and operated pursuant to the 10-year operating leases our subsidiary has entered into with an MGM affiliate.

Managed Operations

We manage hotels, including food and beverage venues, pursuant to management agreements of varying terms.

Managed Hotels

Our Joint Venture Hotels as of December 31, 2014 are operated under management agreements which expire as follows:

•	Mondrian South Beach — August 2026; and
•	Mondrian SoHo — February 2021 (with two 10-year extensions at our option, subject to certain conditions).

 We are subject to ongoing litigation with the lender and the new owner of Mondrian SoHo, as fully described under “Legal Proceedings—Litigations Regarding Mondrian SoHo” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity.” As a result, while we believe we have the right to continue to manage the hotel following the foreclosure, no assurance can be provided that we will retain the management agreement for Mondrian SoHo. The new owner of the hotel property has indicated its intention to remove Morgans as manager of the hotel.  The sale of the hotel to the new owner was completed on March 6, 2015, and as a result, effective this date we no longer hold any equity interest in Mondrian SoHo .

Our Managed Hotels as of December 31, 2014 are operated under management agreements which expire as follows:

•	Shore Club — July 2022;
•	Mondrian Los Angeles — May 2031 (with one 10-year extension at our option);
•	Royalton — May 2026 (with one 10-year extension at our option, subject to certain conditions);
•	Morgans — May 2026 (with one 10-year extension at our option, subject to certain conditions);
•	Sanderson — June 2018 (with one 10-year extension at our option);
•	St Martins Lane — June 2018 (with one 10-year extension at our option); and
•	Mondrian London — June 2039 (with two 10-year extensions at our option, subject to certain conditions).

On December 30, 2013, Shore Club was sold to HFZ Capital Group. The new owner has publicly stated that it may convert a substantial part of the hotel to condominiums, and we could be replaced as hotel manager. To date, we have received no notice of termination of our management agreement, and intend to continue to operate the hotel pursuant to that agreement. However, no assurance can be provided that we will continue to do so in the future, as discussed further in note 5 of the consolidated financial statements.

We are currently subject to performance tests under certain of our hotel management agreements, which could result in early termination of certain of our hotel management agreements.  As of December 31, 2014, we are in compliance with these termination performance tests and are not exercising any contractual cure rights.  Generally, the performance tests are two part tests based on achievement of budget or cash flow and revenue per available room indices.  In addition, once the performance test period begins, which is generally multiple years after a hotel opens, each of these performance tests must fail for two or more consecutive years and we have the right to cure any performance failures, subject to certain limitations.

Managed Food and Beverage

As of December 31, 2014, we owned a 90% controlling investment in TLG, a food and beverage management company, which operates numerous restaurant, bar and nightlife venues in Las Vegas pursuant to management agreements with various MGM affiliates. Additionally, until January 14, 2015, TLG managed the food and beverage operations at Delano South Beach.

On January 23, 2015, pursuant to the TLG Equity Sale, we sold our 90% controlling interest in TLG to Hakkasan.   We have an option to buy back a minority interest in TLG for a period of up to 18 months post-closing.

The primary assets of TLG consisted of its management and similar agreements with various MGM affiliates. During the time we owned 90% of TLG, we recognized management fees in accordance with the applicable management agreement which generally provided for base management fees as a percentage of gross sales, and incentive management fees as a percentage of net profits, as calculated pursuant to the management agreements.

Licensed and Franchised Hotels

Consistent with our growth strategy and expansion of our hotel brands, we have entered into license and franchise agreements.  Delano Las Vegas, a 1,117-room hotel at Mandalay Bay, opened in early September and is operated under a license agreement with MGM.  This all-suite hotel features a unique sand-meets-water design and blends signature elements of Delano South Beach with the energy of the Las Vegas Strip. Additionally, 10 Karaköy, a 71-room Morgans Original in Istanbul, Turkey which is subject to a franchise agreement, opened in November 2014.

Development Hotels

We have also signed management agreements for various other hotels. As of December 31, 2014, these hotels, which are in various stages of development, included the following:

	Expected Room Count	Anticipated Opening	Initial Term
Hotels Currently Under Construction or Renovation:
Mondrian Doha	270	2015	30 years
Other Signed Agreements:
Mondrian Istanbul	114		20 years
Delano Aegean Sea	150		20 years
Delano Cartagena	211		20 years

However, financing and/or governmental approvals have not been obtained for the hotel projects listed under “Other Signed Agreements” above, and there can be no assurances that any or all of our projects listed above will be developed as planned. If adequate project financing is not obtained, these projects may need to be limited in scope, deferred or cancelled altogether, in which case we may be unable to recover any previously funded key money, equity investments or debt financing.  For example, due to our joint venture partner’s failure to achieve certain agreed milestones in the development of the Mondrian Istanbul hotel, in early 2014, we exercised our put option under the joint venture agreement and initiated foreclosure proceedings, as discussed further in note 5 of the consolidated financial statements.

Corporate Headquarters

Our corporate headquarters are located at 475 10th Avenue, New York, New York, 10018. These offices consist of approximately 18,500 square feet of leased space. The lease for this property expires on October 31, 2018. We believe that our existing office properties are in good condition and are sufficient and suitable for the conduct of our business.

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

On March 11, 2013 we moved to dismiss the lender’s complaint on the grounds that, among other things, our management agreement is not subject to foreclosure. On April 2, 2013, the lender opposed our motion to dismiss and cross-moved for summary judgment. On August 12, 2013, the court heard oral argument on both motions, as well as a third motion brought by the Company to strike an affirmation submitted by lender’s attorney. On January 27, 2014, the court granted Morgans Management’s motion to dismiss on the ground that Morgans Management was not a proper party to the foreclosure action and that a management contract does not constitute an interest in real property subject to foreclosure, and denied lender’s motion for summary judgment as moot. On March 20, 2014 the lender moved for summary judgment against the remaining defendants,  seeking foreclosure on four mortgages secured by Mondrian SoHo. By order dated May 27, 2014, the trial court granted the motion for summary judgment to a limited extent, ordering the appointment of a referee to compute the amount but stating that a motion for summary judgment of foreclosure and sale is premature. By decision entered on July 28, 2014, the court referred the matter to a referee to ascertain and compute the amount due to the lender for principal, interest, and other disbursements and to determine whether the property should be sold in one parcel.  On August 6, 2014, the referee set a hearing on the issues for August 18, 2014, and subsequently issued her report setting the amount due on the loan ($250.5 million, plus interest accruing at a daily rate of approximately $84,000, as of August 18, 2014) and determining the property should be sold as one parcel. On September 15, 2014, the lender filed a motion to confirm the referee’s report and for judgment of foreclosure and sale, along with the Referee’s Report of Amount Due attached as an exhibit, and a proposed judgment of foreclosure and sale.  The foreclosure judgment was issued on November 25, 2014 and the foreclosure sale was held on January 7, 2015, at which GACC was the winning and only bidder. GACC had an agreement to assign its bid to an affiliate of the Sapir Organization (“Sapir”), a New York-based real estate development and management organization; and in connection with that contract, GACC and Sapir have agreed to terminate Morgans as manager of Mondrian SoHo.  That sale to Sapir closed on March 6, 2015.

On October 24, 2014, we filed suit in the Supreme Court of the State of New York seeking a declaration that the mortgage lenders to the Mondrian SoHo debt cannot remove us as hotel manager following the conclusion of the foreclosure proceedings.  The action seeks to protect and enforce our long-term hotel management contract for Mondrian SoHo, regardless of the outcome of the current foreclosure proceedings.  We also seek damages against the lenders and ultimate buyer of the property should we be terminated.  The lawsuit does not affect the foreclosure proceedings, and we do not oppose the lenders’ efforts to foreclose on the Mondrian SoHo property. On February 9, 2015, the court heard our motion for a preliminary injunction preventing the mortgage lender and/or the ultimate buyer from removing Morgans as manager of Mondrian SoHo pending resolution of the lawsuit; that motion was denied in an oral ruling that same day.  While the court did not grant the injunction, it did recognize the underlying merits of our case.  On February 27, 2015, we filed an appeal of the denial of our motion for a preliminary injunction in the Supreme Court of New York, Appellate Division, First Department.  That appeal is currently pending.

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

On May 9, 2014, both of the above-referenced actions in Delaware and the above-referenced action in New York were dismissed with prejudice by agreement among the parties.  Under the terms of the settlement, if the joint venture does not seek to remove us as manager of Mondrian SoHo prior to December 31, 2020, then we will be deemed to have released all claims against the joint venture under the Management Agreement.  Under the terms of the settlement, the joint venture may demand that Morgans vacate Mondrian SoHo on 90 days’ prior notice; in the event the joint venture provides notice of its intention to remove us as manager of Mondrian SoHo, all of our claims against the joint venture (including for breach of the hotel management agreement) would be revived. The joint venture’s rights under the settlement are not assignable without our written consent.  In light of the sale of Mondrian SoHo to Sapir and the related litigation regarding Morgans’ management of the hotel, as discussed above, we do not believe that the settlement agreement with the joint venture is relevant to our right or ability to continue to manage Mondrian SoHo.

Litigations Regarding Delano Marrakech

In June 2013, we served the owner of Delano Marrakech with a notice of default for numerous breaches of the management agreement, including among other things, failure to pay fees and reimbursable expenses and to operate the hotel in accordance with the standards under the management agreement. In September 2013, we served notice of termination of our management agreement for Delano Marrakech following the failure by the owner of Delano Marrakech to remedy the numerous breaches of the agreement. As a result, we discontinued all affiliation with the hotel, including removal of the Delano name, and terminated management of the property, effective November 12, 2013. Pursuant to the management agreement, in the event of an owner default, we have no further obligations under the performance-based cash flow guarantee. In addition, as a result of the breaches by the hotel owner, we have asserted a claim for losses and damages against the owner that is currently estimated at in excess of $30.0 million, including interest. The owner of the hotel is disputing the circumstances surrounding termination and therefore its liability for this amount. The owner is also counterclaiming against us under both the performance-based cash flow guarantee and for loss of profits. The total counterclaim made by the owner is in excess of $119.0 million, excluding interest. We consider the counterclaim made by the owner to be entirely without merit and intend to vigorously defend ourselves while pursuing what we consider to be a strong claim against the owner. Both parties are seeking arbitration of the dispute, which is expected to occur in October 2015.  A preliminary hearing was heard on January 19, 2015 in which the arbitral tribunal rejected entirely the owner’s attempt to have a preliminary issue determined in its favor.

Litigation Regarding TLG Promissory Notes

On August 5, 2013, Andrew Sasson and Andy Masi filed a lawsuit in the Supreme Court of the State of New York against TLG Acquisition LLC and Morgans Group LLC relating to the $18.0 million in notes convertible into shares of our common stock at $9.50 per share subject to the achievement of certain EBITDA (earnings before interest, tax, depreciation and amortization) targets for the acquired TLG business (the “TLG Promissory Notes”), which were issued in connection with our November 2011 acquisition of 90% of the equity interests in a group of companies known as The Light Group (the “Light Group Transaction”) . See note 1 and note 7 of our consolidated financial statements regarding the background of the TLG Promissory Notes. The complaint alleged, among other things, a breach of contract and an event of default under the TLG Promissory Notes as a result of our failure to repay the TLG Promissory Notes following an alleged “Change of Control” that purportedly occurred upon the election of our current Board of Directors on June 14, 2013. The complaint sought payment of Mr. Sasson’s $16 million TLG Promissory Note and Mr. Masi’s $2 million TLG Promissory Note, plus interest compounded to principal, as well as default interest, and reasonable costs and expenses incurred in the lawsuit. We believe that a Change of Control, within the meaning of the TLG Promissory Notes, has not occurred and that no prepayments are required under the TLG Promissory Notes. On September 26, 2013, we filed a motion to dismiss the complaint in its entirety. On February 6, 2014, the court granted our motion to dismiss. On March 7, 2014, Messrs. Sasson and Masi filed a Notice of Appeal from this decision with the Appellate Division, First Department, and on July 8, 2014, they filed their initial brief in support of that appeal. Briefing of that appeal is ongoing, and our opposition brief was due August 29, 2014.  The oral argument on the motion occurred on October 29, 2014 and we are awaiting the court’s ruling.   Although the TLG Promissory Notes were repaid and retired in December 2014, this lawsuit has not been dismissed.

Litigation Regarding 2013 Deleveraging Transaction, Proxy Litigation Between Mr. Burkle and OTK and Certain of Our Current Directors, and Litigation Regarding Yucaipa Board Observer Rights

On May 5, 2014, we and affiliates of Yucaipa, among other litigants, executed and submitted to the Delaware Court of Chancery the Stipulation of Settlement, which contemplated the partial settlement and dismissal of most of the defendants from the Delaware Shareholder Derivative Action and the complete settlement and dismissal of the New York Securities Action, the Proxy Action and the Board Observer Action. On July 23, 2014, the Delaware Court of Chancery approved the settlement as set forth in the Settlement Stipulation, which pursuant to its terms, became effective on August 25, 2014, the Effective Date.

The Settlement Stipulation provided for the partial settlement and dismissal with prejudice of most of the defendants from the action entitled OTK Associates, LLC v. Friedman, et al., C.A. No. 8447-VCL (Del. Ch.) and the complete settlement and dismissal with prejudice of the actions entitled Yucaipa American Alliance Fund II L.P., et al. v. Morgans Hotel Group Co., et al., Index No. 652294/2013 (NY Sup.); Burkle v. OTK Associates, LLC, et al., Case No. 13-CIV-4557 (S.D.N.Y.); and Yucaipa American Alliance Fund II L.P., et al. v. Morgans Hotel Group Co., Index No. 653455/2013 (NY Sup.),  the foregoing four actions are collectively referred to as the Actions.

The Settlement Stipulation provided, among other things, for the following:

•

We paid the Yucaipa parties in the New York Securities Action an amount equal to $3.0 million (which was previously escrowed) for attorneys’ fees and expenses incurred by Mr. Burkle in his defense of the Delaware Shareholder Derivative Action (the “Securities Action Payment”).

•

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

•

OTK Associates LLC (“OTK”) and current director Jason T. Kalisman applied to the Delaware Court of Chancery for an award of payment from us of the reasonable and necessary fees and expenses incurred by their counsel in connection with the Delaware Shareholder Derivative Action, excluding those fees and expenses encompassed in the court’s October 31, 2013 order in the Delaware Shareholder Derivative Action. In its July 23, 2014 order approving the Settlement Stipulation, the Delaware Court of Chancery awarded an aggregate amount of approximately $6.5 million (to be reduced by the prior interim award of approximately $2.7 million) to OTK and current director Jason T. Kalisman for their counsel fees and expenses incurred in connection with the Delaware Shareholder Derivative Action which was paid by us with insurance proceeds.

•

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

On October 3, 2014, we entered into a Memorandum of Understanding with OTK and Thomas L. Harrison (the “Harrison Settlement”) to settle the claims against Mr. Harrison in the Delaware Shareholder Derivative Action and also to settle claims Mr. Harrison has asserted against us in Harrison v. Morgans Hotel Group Co., C. A. No. 10100-VCL (Del. Ch.) (the “Harrison Advancement Action”), in which Mr. Harrison seeks an order requiring us to advance his expenses (including attorneys’ fees) incurred in connection with the Delaware Shareholder Derivative Action and further seeks indemnification of the expenses (including attorneys’ fees) Mr. Harrison incurred in connection with his efforts to enforce his claims to advancement.  The Harrison Settlement is subject to approval by the Delaware Court of Chancery.  Pursuant to the Harrison Settlement, in October 2014, we advanced to Mr. Harrison a portion of the fees and expenses for which he has sought advancement and paid a portion of the amounts for which Mr. Harrison seeks indemnification related to the Harrison Advancement Action.  As part of the consideration for the release of the claims against Mr. Harrison in the Delaware Shareholder Derivative Action, if the Harrison Settlement is approved by the Court of Chancery, Mr. Harrison would waive his claims to recover the remaining amounts for which he has sought advancement and indemnification in the Harrison Advancement Action.  On November 7, 2014, OTK, Morgans, and Mr. Harrison entered into a Stipulation of Settlement setting forth the terms of the settlement. The settlement hearing before the Delaware Court of Chancery was held on February 9, 2015, and the Court of Chancery approved the Harrison Settlement.  As a result, both the Harrison Advancement Action and the claims against Mr. Harrison in the Delaware Shareholder Derivative Action were dismissed with prejudice and the parties to the settlement exchanged customary releases.

In connection with the Harrison Settlement, OTK and Morgans informed the Delaware Court of Chancery that if the Harrison Settlement were approved, OTK intended to seek dismissal of the claims against the only remaining defendant in the Delaware Shareholder Derivative Action, Michael D. Malone, a former director of the Company.  On February 17, 2015, the remaining parties to the litigation filed a stipulation and proposed form of order to dismiss the claims against Mr. Malone without prejudice, and the Court entered the dismissal order on February 18, 2015.  The Delaware Shareholder Derivative Action is now concluded.

Our insurers have paid a majority of the costs that we were obligated to pay under the Settlement Stipulation.  We do not expect that the net amount of any remaining payments we will make under the terms of the Settlement Stipulation or in connection with the Harrison Settlement or the Malone dismissal will be material to our financial position.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the NASDAQ Global Market under the symbol “MHGC” since the completion of our initial public offering in February 2006. The following table sets forth the high and low sales prices for our common stock, as reported on the NASDAQ Global Market, for each of the periods listed. No dividends were declared or paid during the periods listed.

Period	High	Low
First Quarter 2013	$6.05	$4.66
Second Quarter 2013	$8.12	$5.95
Third Quarter 2013	$8.15	$6.45
Fourth Quarter 2013	$8.49	$6.25
First Quarter 2014	$8.37	$7.28
Second Quarter 2014	$8.30	$7.19
Third Quarter 2014	$8.49	$7.15
Fourth Quarter 2014	$8.25	$7.30

On March 12, 2015, the closing sale price for our common stock, as reported on the NASDAQ Global Market, was $7.21. As of March 12, 2015, there were 37 record holders of our common stock, although there is a much larger number of beneficial owners.

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

The Series A preferred securities we issued in October 2009 had an 8% dividend rate until October 2014, and have a 10% dividend rate until October 2016, and a 20% dividend rate thereafter, with a 4% increase in the dividend rate during certain periods in which the Yucaipa Investors’ nominee to our Board of Directors has not been elected as a director or subsequently appointed as a director by our Board of Directors. The cumulative unpaid dividends also have a dividend rate equal to the then applicable dividend rate on the Series A preferred securities. We have the option to accrue any and all dividend payments, and as of December 31, 2014, have not declared any dividends. As of December 31, 2014, we have undeclared dividends of approximately $43.3 million.

Performance Graph

The following graph below shows the cumulative total stockholder return of our common stock from December 31, 2009 through December 31, 2014 compared to the S&P 500 Stock Index and the S&P 500 Hotels. The graph assumes that the value of the investment in our common stock and each index was $100 at December 31, 2009. We have declared no dividends during this period. The stockholder return on the graph below is not indicative of future performance.

Comparison of Cumulative Total Return of the Company, S&P 500 Stock Index

and S&P 500 Hotels Index From December 31, 2009 through December 31, 2014

Comparison of Cumulative Total Return
$300
$250
$200
$150
$100
$50
$-
12/31/09
3/31/10
6/30/10
9/30/10
12/31/10
3/31/11
6/30/11
9/30/11
12/31/11
3/31/12
6/30/12
9/30/12
12/31/12
3/31/13
6/30/13
9/30/13
12/31/13
3/31/14
6/30/14
9/30/14
12/31/14
Morgans Hotel Group Co.
S&P 500 Stock Index
S&P 500 Hotels Index

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Morgans Hotel Group Co.	$100.00	$198.47	$129.10	$121.23	$177.90	$171.55
S&P 500 Stock Index	100.00	112.78	112.78	127.90	165.76	184.64
S&P 500 Hotels Index	100.00	151.81	120.30	147.24	186.16	226.53

ITEM 6.	SELECTED FINANCIAL DATA

The following selected historical financial and operating data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K.

The following table contains selected consolidated financial data for the years ended December 31, 2014, 2013, 2012, 2011, and 2010, all of which is derived from the Company’s audited consolidated financial statements. The historical results do not necessarily indicate results expected for any future period.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except operating and per share data)
Statement of Operations Data(1), (2):
Total hotel revenues	$212,239	$209,771	$165,261	$193,044	$218,032
Total revenues	234,961	236,486	189,919	207,332	236,370
Total hotel operating expense	159,364	162,929	135,608	157,265	170,600
Corporate expenses, including stock compensation	26,030	27,626	32,062	34,563	34,538
Depreciation and amortization	28,875	27,374	23,977	22,219	32,158
Total operating costs and expenses	233,509	238,396	204,281	228,338	246,761
Operating income (loss)	1,452	(1,910)	(14,362)	(21,006)	(10,391)
Interest expense, net	54,308	45,990	38,998	35,514	41,346
Net loss from continuing operations	(50,043)	(44,150)	(56,491)	(88,442)	(99,916)
Income (loss) from discontinued operations (1), (2)	—	—	—	485	16,268
Net loss	(50,043)	(44,150)	(56,491)	(87,957)	(83,648)
Net (income) loss attributable to noncontrolling interest	(681)	(5)	804	2,554	2,239
Net loss attributable to Morgans Hotel Group Co.	(50,724)	(44,155)	(55,687)	(85,403)	(81,409)
Preferred stock dividends and accretion	(15,827)	(14,316)	(11,124)	(9,938)	(8,554)
Net loss attributable to common stockholders	(66,551)	(58,471)	(66,811)	(95,341)	(89,963)
Net loss per share attributable to common stockholders, basic and diluted	(1.95)	(1.78)	(2.13)	(3.03)	(2.94)
Weighted average common shares outstanding	34,133	32,867	31,437	31,454	30,563
Cash Flow Data:
Net cash (used in) provided by:
Operating activities	$(3,864)	$(3,147)	$(39,464)	$9,750	$(7,252)
Investing activities	(18,864)	(7,389)	(61,119)	264,295	(19,015)
Financing activities	26,196	14,714	77,575	(250,440)	(37,439)

	As of December 31,
	2014	2013	2012	2011(1)	2010
	(In thousands)
Balance Sheet Data (2), (3):
Cash and cash equivalents	$13,493	$10,025	$5,847	$28,855	$5,250
Restricted cash	13,939	22,144	21,226	9,938	28,783
Property and equipment, net	277,825	292,496	303,530	289,022	291,078
Assets held for sale, net (3)	34,284	41,668	46,612	51,889	194,964
Assets of property held for non-sale disposition, net (2)	—	—	—	—	9,775
Total assets	551,244	571,207	591,155	555,444	714,776
Mortgage notes payable	450,000	180,000	180,000	115,000	227,662
Debt of assets held for sale (3)	—	18,811	18,452	15,684	103,496
Promissory notes payable of property held for non-sale disposition, net	—	—	—	—	10,500
Financing and capital lease obligations	155,743	361,940	340,192	309,341	331,117
Debt and capital lease obligations, total	605,743	560,751	538,644	440,025	672,775
Redeemable noncontrolling interest	5,042	4,953	6,053	5,448	—
Preferred stock	66,724	62,004	57,755	54,143	51,118
Total MHGC stockholders’ deficit	(233,006)	(183,924)	(149,436)	(97,463)	(12,721)
Total deficit	(232,457)	(183,434)	(143,370)	(89,639)	(1,805)

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

(2)

Financial statement data for 2010 has been adjusted to present the property across from Delano South Beach as property held for non-sale disposition separately from our other assets and liabilities and a discontinued investment. In January 2011, our indirect subsidiary transferred its interests in the property to SU Gales Properties, LLC, and as a result of this transfer we were released from the $10.5 million non-recourse mortgage and mezzanine indebtedness. For further discussion and information on this property held for non-sale disposition, see the consolidated balance sheets in the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

(3)

Balance sheet data for 2010 has been adjusted to present Mondrian Los Angeles, Royalton and Morgans as assets held for sale separately from our other assets and liabilities. In May 2011, we sold our ownership interests in these hotels to unrelated third parties. Balance sheet data for 2013, 2012, and 2011 has been adjusted to present TLG as an asset held for sale separately from our other assets and liabilities.  In January 2015, we sold our equity ownership interest in TLG to a third party.  For further discussion and information on these assets and liabilities held for sale, see the consolidated balance sheets in the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

The historical financial data presented herein is the historical financial data for:

•

our three Owned Hotels, consisting, as of December 31, 2014, of Hudson in New York, Delano South Beach in Miami Beach, and Clift in San Francisco (which we lease under a long-term lease that is treated as a financing), comprising approximately 1,450 rooms, and the food and beverage operations located at these hotels;

•	our Owned F&B Operations, consisting, as of December 31, 2014, of leasehold interests in the food and beverage operations located at Sanderson, in London, and Mandalay Bay in Las Vegas;
•

our two Joint Venture Hotels, consisting, as of December 31, 2014, of Mondrian South Beach in Miami Beach and Mondrian SoHo in New York, comprising approximately 500 rooms and our investment in the F&B Venture at Mondrian South Beach in Miami Beach;

•

our seven Managed Hotels, consisting, as of December 31, 2014, of Royalton and Morgans in New York, Shore Club in Miami Beach, Mondrian in Los Angeles, Sanderson, St Martins Lane, and Mondrian London in London, comprising approximately 1,550 rooms;

•	our licensed hotel, as of December 31, 2014, Delano Las Vegas, comprising 1,117 rooms, and our franchised hotel, 10 Karaköy, in Istanbul, comprising 71 rooms;
•	our 90% controlling interest in TLG, which as of December 31, 2014, operated numerous food and beverage and nightclub venues primarily in Las Vegas pursuant to management agreements with MGM; and
•	our investments in certain hotels under development and other proposed properties.

Effective January 23, 2015, we completed the TLG Equity Sale, as discussed in Item 1 of Part I of this report under the heading “2014 Key Events and Other Recent Transactions and Developments.” Also, effective March 6, 2015, we no longer hold any equity interest in Mondrian SoHo.

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

Management, Franchise, and License Agreements. Although our hotel management agreements and franchise or license agreements are generally long-term, they may be subject to early termination in specified circumstances, or we may agree to early termination as circumstances require. Certain of our hotel management agreements and franchise or license agreements contain performance tests that stipulate certain minimum levels of operating performance, which could result in early termination of our hotel management, license or franchise agreements, once the performance test period begins, which is generally multiple years after a hotel opens. As of December 31, 2014, we are in compliance with these termination performance tests and are not exercising any contractual cure rights.  We may disagree with hotel owners on how the performance criteria are calculated or whether they have been met. In addition, some courts have applied principles of agency law and related fiduciary standards to managers of third-party hotel properties (or have interpreted hotel management agreements as “personal services contracts”). This means, among other things, that property owners may assert the right to terminate management agreements even where the agreements provide otherwise, and some courts have upheld such assertions regarding management agreements and may do so in the future.

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

We may also terminate hotel management, franchise or license agreements as circumstances require or as we deem appropriate. For example, in September 2014, we and the hotel owners mutually agreed to terminate the Delano Moscow management agreement and, as a result, we were relieved of our key money and possible cash flow commitment obligations.  Additionally, in June 2014, the Mondrian at Baha Mar management agreement was terminated due to the failure of the hotel owner to obtain a non-disturbance agreement from its lender as required by the management agreement, among other things.   This termination relieved us of a $10.0 million key money obligation.

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

Our revenues are derived from the operation of hotels, as well as the operation of restaurant, bar and nightclub venues. Specifically, our revenue consists of:

•	Rooms revenue. Occupancy and ADR are the major drivers of rooms revenue.
•

Food and beverage revenue. Most of our food and beverage revenue is driven by occupancy of our hotels and the popularity of our bars and restaurants with our local customers. We record revenue related to the food and beverage venues at our Owned Hotels and our Owned F&B Operations.

•

Other hotel revenue. Other hotel revenue, which consists of ancillary revenue such as telephone, internet, parking, spa, resort fees, entertainment and other guest services, is principally driven by hotel occupancy.

•

Management fee revenue and other income. We earn hotel management fees under our hotel management agreements. These fees may include management and incentive fees, as well as reimbursement for allocated chain services. We also earn hotel license fees under our hotel franchise and license agreements. Additionally, prior to January 23, 2015, we owned a 90% controlling investment in TLG, which operates numerous venues primarily in Las Vegas pursuant to management agreements with various MGM affiliates. Each of TLG’s venues is managed by an affiliate of TLG, which received fees under a management agreement for the venue. Through our prior ownership of TLG, we recognized management fees in accordance with the applicable management agreement, which generally provided for base management fees as a percentage of gross sales, and incentive management fees as a percentage of net profits, as calculated pursuant to the management agreements.

Fluctuations in revenues, which tend to correlate with changes in gross domestic product, are driven largely by general economic and local economic conditions but can also be impacted by major events, such as terrorist attacks or natural disasters, which in turn affect levels of business and leisure travel.

Renovations at our hotels can have a significant impact on our revenues. For example, our guest room and corridor renovations at Hudson, which began in the fourth quarter of 2011 and were completed in late 2012, had a material impact on our operating results during the year ended December 31, 2012.

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

Finally, competition within the hospitality industry can affect revenues. Competitive factors in the hospitality industry include name recognition, quality of service, convenience of location, quality of the property or venue, pricing, and range and quality of nightlife, food and beverage services and amenities offered. We also compete with other operators, including major hospitality chains with well-established and recognized brands.  Our competitors generally also have broader guest loyalty programs which may enable them to attract more customers and more effectively retain such guests. In addition, all of our hotels, restaurants, nightclubs, and bars are located in areas where there are numerous competitors, many of whom have substantially greater financial and marketing resources than us. New or existing competitors could offer significantly lower rates and pricing or more convenient locations, services or amenities or significantly expand, improve or introduce new service offerings in markets in which our hotels, restaurants, nightclubs, bars, and other food and beverage venues compete, thereby posing a greater competitive threat than at present. If we are unable to compete effectively, we would lose market share, which could adversely affect our revenues.

Operating Costs and Expenses. Our operating costs and expenses consist of the costs to provide hotel and food and beverage services, costs to operate our hotel management company, costs to operate our TLG food and beverage company prior to the TLG Equity Sale, and costs associated with the ownership of our assets, including:

•

Rooms expense. Rooms expense includes the payroll and benefits for the front office, housekeeping, concierge and reservations departments and related expenses, such as laundry, rooms supplies, travel agent commissions and reservation expense. Like rooms revenue, occupancy is a major driver of rooms expense, which has a significant correlation with rooms revenue.

•

Food and beverage expense. Similar to food and beverage revenue, occupancy of the hotels in which we operate food and beverage venues, and the popularity of our restaurants, nightclubs, bars and other food and beverage venues with our local customers, are the major drivers of food and beverage expense, which has a significant correlation with food and beverage revenue.

•

Other departmental expense. Occupancy is the major driver of other departmental expense, which includes telephone, internet, parking, spa, resort fees, entertainment and other expenses related to the generation of other hotel revenue.

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
•

Corporate expenses, including stock compensation. Corporate expenses consist of the cost of our corporate offices, including, prior to the TLG Equity Sale on January 23, 2015, the corporate office of TLG, net of any cost reimbursements, which consists primarily of payroll and related costs, stock-based compensation expenses, office rent and legal and professional fees and costs associated with being a public company.

•

Depreciation and amortization expense. Hotel properties are depreciated using the straight-line method over estimated useful lives of 39.5 years for buildings and five years for furniture, fixtures and equipment. We also record amortization on our other assets, such as the three restaurant leases in Las Vegas that we purchased in August 2012.  Prior to classifying TLG as held for sale in December 2014, we recorded amortization expense related to the TLG management contracts we acquired as part of our acquisition of TLG in November 2011.

•

Restructuring and disposal costs include costs incurred related to our corporate restructuring initiatives, such as professional fees, litigation and settlement costs, executive terminations and severance costs related to such restructuring initiatives, including the implementation of the Termination Plan in March 2014 that resulted in a workforce reduction of our corporate office employees, Special Transaction Committee costs, proxy contest costs, and gains or losses on asset disposals as part of major renovation projects or restructuring.

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

Other Items. Other expenses we incur include:

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

•

Gain on asset sales. We recorded deferred gains related to the sales of Royalton, Morgans, Mondrian Los Angeles, and our ownership interests in Sanderson and St Martins Lane, as discussed in note 16 of our consolidated financial statements. As we have significant continuing involvement with these hotels through long-term management agreements, the gains on sales are deferred and recognized over the initial term of the related management agreement.

•

Other non-operating expenses include costs associated with discontinued operations and previously owned hotels, both consolidated and unconsolidated, transaction costs related to business acquisitions, changes in the fair value of certain debt and equity instruments, miscellaneous litigation and settlement costs and other expenses that relate to our financing and investing activities.

•

Income tax expense (benefit). All of our foreign subsidiaries are subject to local jurisdiction corporate income taxes. Income tax expense is reported at the applicable rate for the periods presented. We are subject to Federal and state income taxes. Income taxes for the years ended December 31, 2014, 2013 and 2012 were computed using our calculated effective tax rate. We also recorded net deferred taxes related to cumulative differences in the basis recorded for certain assets and liabilities. We established a reserve on the deferred tax assets based on the ability to utilize net operating loss carryforwards.

•

Noncontrolling interest income (loss). Noncontrolling interest is the income (loss) attributable to the holders of membership units in Morgans Group, our operating company, owned by Residual Hotel Interest LLC, our former parent, as discussed in note 1 of our consolidated financial statements, our third-party food and beverage joint venture partner’s interest in the profits and losses of our F&B Venture, and the 10% ownership interest in TLG that was held by certain prior owners of TLG, which will be eliminated once the Sasson-Masi Put Options are paid.

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

 Notwithstanding our efforts to reduce variable costs, there are limits to how much we can reduce total costs because we have significant costs that are relatively fixed costs, such as depreciation and amortization, labor costs and employee benefits, insurance, real estate taxes, interest and other expenses associated with owning hotels that do not necessarily decrease when circumstances such as market factors cause a reduction in our hotel revenues.

Recent Trends and Developments

Recent Trends.   Lodging demand is closely linked to the performance of the general economy and is sensitive to business and personal discretionary spending levels. Declines in consumer demand due to adverse general economic conditions, risks reducing travel patterns, lower consumer confidence and adverse political conditions can lower the revenues and profitability of our Owned Hotels and limit the amount of fee revenues we are able to generate from our Managed Hotels and franchised properties.

Additionally, the pace of new lodging supply, especially in New York City and Miami, has increased over the past several years as many projects initiated before the economic downturn came to fruition and new projects commenced as the economy recovered. In New York City and South Beach, new lodging supply impacted our hotels’ occupancy and constrained rate growth, and we expect that these trends will continue through 2015 as the new supply in these markets is absorbed.

We also believe the impact of the strong U.S. dollar and a weak global economy, specifically in Europe, could impact our hotels in New York City and Miami in 2015, where we are particularly dependent on international tourists.

RevPAR at System-Wide Comparable Hotels, all of which are located in the United States and includes all Morgans Hotel Group branded hotels operated by us, except for hotels added or under major renovation during the current or the prior year, development projects and hotels no longer managed by us, increased by 2.8% in 2014 as compared to 2013, driven by a 1.8% increase in occupancy and 1.0% increase in ADR.

RevPAR from System-Wide Comparable Hotels in New York decreased 0.2% in 2014 over 2013, due to decreased ADR of 1.4%.  Occupancy at our New York hotels was strong at 89.7% in 2014, an increase of 1.2% as compared to 2013.  RevPAR at Hudson decreased by 1.0% during 2014 as compared to 2013.  Occupancy at Hudson increased by 2.1% to 90.9% year-over-year and ADR at Hudson declined 3.0% during 2014, primarily as a result of an increase in competitive room supply.

RevPAR from System-Wide Comparable Hotels in Miami increased 2.1% in 2014 as compared to 2013.  Delano South Beach experienced a RevPAR increase of 2.1% during 2014 as compared to 2013 primarily due to increased occupancy year-over-year.

Our System-Wide Comparable Hotels on the West Coast generated 11.5% RevPAR growth in 2014 as compared to 2013, with a 9.7% RevPAR increase at Clift.

Our managed hotels in London, Sanderson, St Martins Lane and Mondrian London, are non-comparable between 2014 and 2013 due to a major renovation of Sanderson and St Martins Lanes’ guestrooms and public spaces, and the opening of Mondrian London on September 30, 2014.

Recent Developments. In addition to the recent trends described above, we expect that a number of recent events will cause our future results of operations to differ from our historical performance. For a discussion of these recent events, see Part I, “Item 1. “Business – Key Events and Other Recent Transactions and Developments.”

 Comparison of Year Ended December 31, 2014 to Year Ended December 31, 2013

The following table presents our operating results for the years ended December 31, 2014 and 2013, including the amount and percentage change in these results between the two periods. The consolidated operating results are as follows:

	2014	2013	Changes ($)	Changes (%)
	(Dollars in thousands)
Revenues:
Rooms	$123,781	$120,823	$2,958	2.4%
Food and beverage	82,233	84,085	(1,852)	(2.2)%
Other hotel	6,225	4,863	1,362	28.0%
Total hotel revenues	212,239	209,771	2,468	1.2%
Management fee-related parties and other income	22,722	26,715	(3,993)	(14.9)%
Total revenues	234,961	236,486	(1,525)	(0.6)%
Operating Costs and Expenses:
Rooms	37,333	36,624	709	1.9%
Food and beverage	60,447	61,763	(1,316)	(2.1)%
Other departmental	3,311	3,261	50	1.5%
Hotel selling, general and administrative	41,724	43,942	(2,218)	(5.0)%
Property taxes, insurance and other	16,549	17,339	(790)	(4.6)%
Total hotel operating expenses	159,364	162,929	(3,565)	(2.2)%
Corporate expenses, including stock compensation	26,030	27,626	(1,596)	(5.8)%
Depreciation and amortization	28,875	27,374	1,501	5.5%
Restructuring and disposal costs	14,531	11,451	3,080	26.9%
Development costs	4,709	2,987	1,722	57.6%
Impairment loss on receivables and other assets from managed hotel and unconsolidated joint venture	—	6,029	(6,029)	(100.0)%
Total operating costs and expenses	233,509	238,396	(4,887)	(2.0)%
Operating income (loss)	1,452	(1,910)	3,362	(176.0)%
Interest expense, net	54,308	45,990	8,318	18.1%
Equity in (income) loss of unconsolidated joint ventures	(9)	828	(837)	(101.1)%
Gain on asset sales	(8,020)	(8,020)	—	0.0%
Other non-operating expenses	3,735	2,726	1,009	37.0%
Loss before income tax expense	(48,562)	(43,434)	(5,128)	11.8%
Income tax expense	1,481	716	765	106.8%
Net loss	(50,043)	(44,150)	(5,893)	13.3%
Net income attributable to non controlling interest	(681)	(5)	(676)	(1)
Net loss attributable to Morgans Hotel Group Co.	(50,724)	(44,155)	(6,569)	14.9%
Preferred stock dividends and accretion	(15,827)	(14,316)	(1,511)	10.6%
Net loss attributable to common stockholders	$(66,551)	$(58,471)	$(8,080)	13.8%

Total Hotel Revenues. Total hotel revenues increased 1.2% to $212.2 million for the year ended December 31, 2014 compared to $209.8 million for the year ended December 31, 2013. This increase was primarily due to increased occupancy at our Owned Hotels.

Rooms revenue increased 2.4% to $123.8 million for the year ended December 31, 2014 compared to $120.8 million for the year ended December 31, 2013. This increase was primarily due to increases in occupancy at Delano South Beach and increases in occupancy and ADR at Clift in San Francisco during year ended December 31, 2014 as compared to the same period in 2013.

The components of RevPAR from our Owned Hotels, which consisted, as of December 31, 2014, of Hudson, Delano South Beach and Clift, for the years ended December 31, 2014 and 2013 are summarized as follows:

	Year Ended
	December 31, 2014	December 31, 2013	Change ($)	Change (%)
Occupancy	88.2%	85.6%	—	3.0%
ADR	$268	$270	$(2)	(0.8)%
RevPAR	$236	$231	$5	2.2%

Food and beverage revenue decreased 2.2% to $82.2 million for the year ended December 31, 2014 compared to $84.1 million for the year ended December 31, 2013. This decrease was primarily due to a decrease of approximately $10.4 million related to the  transfer of the food and beverage venues at St Martins Lane in London to the hotel owner effective January 1, 2014.  Offsetting this decrease was an increase of approximately $5.9 million from our three leased food and beverage venues at Mandalay Bay in Las Vegas, one of which opened in February 2013 and another restaurant which opened in July 2013. Additionally, we saw an increase in revenues of approximately $2.6 million at the food and beverage venues at Hudson, primarily Hudson Common, which opened in February 2013.

Other hotel revenue increased 28.0% to $6.2 million for the year ended December 31, 2014 compared to $4.9 million for the year ended December 31, 2013. This increase was primarily due to increased internet revenues at Hudson during 2014 as compared to the same period in 2013, which was the result of a change in strategy regarding internet pricing that became effective January 1, 2014, and an urban resort fee implemented at Delano South Beach and Hudson in the latter half of 2014.

Management Fee—Related Parties and Other Income. Management fee—related parties and other income decreased by 14.9% to $22.7 million for the year ended December 31, 2014 compared to $26.7 million for the year ended December 31, 2013. Approximately $2.3 million of this decrease was due to a termination fees related to Hotel Las Palapas and Ames that we received during 2013. Excluding one-time items, management fees primarily decreased as a result of a decrease in fees from TLG primarily due to revisions in the management fee structure with MGM effective January 1, 2014. Additionally, we experienced a decrease in management fees from managed hotels, primarily due to the loss of the Ames management contract, major renovations at Sanderson and St Martins Lane which began during the first quarter of 2014, and lower technical service fees.

Operating Costs and Expenses

Rooms expense was relatively flat at $37.3 million for the year ended December 31, 2014 compared to $36.7 million for the year ended December 31, 2013. This slight increase is less than the  percentage increase in rooms revenue, discussed above, due to restructuring initiatives implemented on May 1, 2014 at our hotel properties.

Food and beverage expense decreased 2.1% to $60.4 million for the year ended December 31, 2014 compared to $61.8 million for the year ended December 31, 2013. This decrease is consistent with the decrease in food and beverage revenue, discussed above, and is primarily due to decrease in food and beverage expenses related to the effective transfer of the food and beverage venues at St Martins Lane in London to the hotel owner on January 1, 2014. Offsetting these decreases were increased expenses associated with the three leased food and beverage venues at Mandalay Bay in Las Vegas and at the food and beverage venues at Hudson, primarily Hudson Common.

Other departmental expense was relatively flat at $3.3 million for the years ended December 31, 2014 and December 31, 2013. A slight increase of 1.5% was primarily the result of increased expenses at Hudson related to the change in internet pricing strategy discussed above.

Hotel selling, general and administrative expense decreased 5.0% to $41.7 million for the year ended December 31, 2014 compared to $43.9 million for the year ended December 31, 2013. This decrease was primarily due to a decrease in advertising and promotional expenses due to cost-control measures taken in 2014.

Property taxes, insurance and other expense decreased 4.6% to $16.5 million for the year ended December 31, 2014 compared to $17.3 million for the year ended December 31, 2013. This decrease was primarily due to real estate tax refunds received at Delano South Beach during the second quarter of 2014 and Clift during the third quarter of 2014 for which there was no comparable refunds received during the same periods in 2013.

Corporate expenses, including stock compensation decreased 5.8% to $26.0 million for the year ended December 31, 2014 compared to $27.6 million for the year ended December 31, 2013. This decrease was primarily due to savings resulting from the Termination Plan in March 2014 that resulted in a workforce reduction of our corporate office employees, which was partially offset by a $1.5 million litigation settlement at TLG in 2014.

Depreciation and amortization increased 5.5% to $28.9 million for the year ended December 31, 2014 compared to $27.4 million for the year ended December 31, 2013. This increase was primarily due to the increased depreciation related to the renovation of certain food and beverage outlets at Hudson in 2013 and 2014 and the conversion of SROs into new guest rooms at Hudson in early 2014.

Restructuring and disposal costs increased 26.9% to $14.5 million for the year ended December 31, 2014 compared to $11.5 million for the year ended December 31, 2013. This increase was primarily due to severance and related costs incurred in early 2014 relating to the Termination Plan. Costs incurred during 2013 primarily related to legal and advisory fees incurred in connection with the 2013 Deleveraging Transaction, discussed further in note 7 to our consolidated financial statements.

Development costs increased 57.6% to $4.7 million for the year ended December 31, 2014 compared to $3.0 million for the year ended December 31, 2013. This increase was primarily due to costs incurred in 2014 related to the termination of the management agreement for Mondrian at Baha Mar, including the write-off of capitalized costs, and costs associated with the initiation of foreclosure proceedings related to Mondrian Istanbul, as discussed further in note 5 to our consolidated financial statements.

Impairment loss on receivables and other assets from unconsolidated joint venture and managed hotel was zero for the year ended December 31, 2014 compared to $6.0 million for the year ended December 31, 2013. During 2013, we impaired certain outstanding receivables due from Mondrian SoHo and Delano Marrakech, as management concluded that collection of these receivables was uncertain, and we impaired the balance of our key money investment in Delano Marrakech. There were no comparable impairment charges in 2014.

 Interest expense, net increased 18.1% to $54.3 million for the year ended December 31, 2014 compared to $46.0 million for the year ended December 31, 2013. This increase was primarily due to a $2.2 million exit fee related to the repayment of the Hudson 2012 Mortgage Loan in February 2014, defined below in “~~--~~Debt”, and the Hudson/Delano 2014 Mortgage Loan, which closed in February 2014, resulting in a larger debt balance outstanding during 2014 as compared the same period in 2013.

Equity in (income) loss of unconsolidated joint ventures resulted in a slight gain for the year ended December 31, 2014 compared to a loss of $0.8 million for the year ended December 31, 2013. We no longer record our share of equity losses on a majority of our unconsolidated joint ventures, as we have written our investment balances down to zero due to impairments recorded in prior periods.

Gain on asset sales was flat for the periods presented, resulting in income of $8.0 million for the years ended December 31, 2014 and 2013. This income was related to the recognition of gains we recorded on the sales of Royalton, Morgans and Mondrian Los Angeles and our 50% ownership in the entity that owned Sanderson and St Martins Lane, all occurring in 2011. As we have significant continuing involvement with these hotels through long-term management agreements, the gains on sales are deferred and recognized over the initial term of the related management agreement.

Other non-operating expenses increased 37.0% to $3.7 million for the year ended December 31, 2014 as compared to $2.7 million for the year ended December 31, 2013. This increase was primarily due to settlement and litigation related costs incurred in 2014.

Income tax expense increased to $1.5 million for the year ended December 31, 2014 as compared to $0.7 million for the year ended December 31, 2013. This increase was primarily due to recognition of additional valuation allowance against a portion of the deferred tax assets that we believed was more likely than not to be unrealized.

Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012

The following table presents our operating results for the years ended December 31, 2013 and 2012, including the amount and percentage change in these results between the two periods. The consolidated operating results are as follows:

	2013	2012	Changes ($)	Changes (%)
	(Dollars in thousands)
Revenues:
Rooms	$120,823	$102,546	$18,277	17.8%
Food and beverage	84,085	57,669	26,416	45.8%
Other hotel	4,863	5,046	(183)	(3.6)%
Total hotel revenues	209,771	165,261	44,510	26.9%
Management fee-related parties and other income	26,715	24,658	2,057	8.3%
Total revenues	236,486	189,919	46,567	24.5%
Operating Costs and Expenses:
Rooms	36,624	31,178	5,446	17.5%
Food and beverage	61,763	46,708	15,055	32.2%
Other departmental	3,261	3,595	(334)	(9.3)%
Hotel selling, general and administrative	43,942	38,308	5,634	14.7%
Property taxes, insurance and other	17,339	15,819	1,520	9.6%
Total hotel operating expenses	162,929	135,608	27,321	20.1%
Corporate expenses, including stock compensation	27,626	32,062	(4,436)	(13.8)%
Depreciation and amortization	27,374	23,977	3,397	14.2%
Restructuring and disposal costs	11,451	6,851	4,600	67.1%
Development costs	2,987	5,783	(2,796)	(48.3)%
Impairment loss on receivables and other assets from managed hotel and unconsolidated joint venture	6,029	—	6,029	100.0%
Total operating costs and expenses	238,396	204,281	34,115	16.7%
Operating loss	(1,910)	(14,362)	12,452	(86.7)%
Interest expense, net	45,990	38,998	6,992	17.9%
Equity in loss of unconsolidated joint ventures	828	6,436	(5,608)	(87.1)%
Gain on asset sales	(8,020)	(7,989)	(31)	0.4%
Other non-operating expenses	2,726	3,908	(1,182)	(30.2)%
Loss before income tax expense	(43,434)	(55,715)	12,281	(22.0)%
Income tax expense	716	776	(60)	(7.7)%
Net loss	(44,150)	(56,491)	12,341	(21.8)%
Net (income) loss attributable to non controlling interest	(5)	804	(809)	(100.6)%
Net loss attributable to Morgans Hotel Group Co.	(44,155)	(55,687)	11,532	(20.7)%
Preferred stock dividends and accretion	(14,316)	(11,124)	(3,192)	28.7%
Net loss attributable to common stockholders	$(58,471)	$(66,811)	$8,340	(12.5)%

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

Operating Costs and Expenses

Rooms expense increased 17.5% to $36.6 million for the year ended December 31, 2013 compared to $31.2 million for the year ended December 31, 2012. This increase is consistent with the increase in rooms revenue, discussed above, and is primarily a result of rooms out of service during the Hudson renovation work in 2012, which decreased rooms expense recognized during the year ended December 31, 2012.

Food and beverage expense increased 32.2% to $61.8 million for the year ended December 31, 2013 compared to $46.7 million for the year ended December 31, 2012. This is consistent with the increase in food and beverage revenue, discussed above, and is primarily due to the expenses associated with the three leased food and beverage venues at Mandalay Bay in Las Vegas, which opened in late 2012 and the first and third quarter of 2013, respectively, for which there was no comparable expense in the prior year.

Other departmental expense decreased 9.3% to $3.3 million for the year ended December 31, 2013 compared to $3.6 million for the year ended December 31, 2012. This decrease was primarily the result of the decrease in other hotel revenue noted above.

Hotel selling, general and administrative expense increased 14.7% to $43.9 million for the year ended December 31, 2013 compared to $38.3 million for the year ended December 31, 2012. This increase was primarily due to increased occupancy and more rooms in service at Hudson which resulted in increased heat, light and power and other related costs. Occupancy levels and the number of rooms in service at Hudson during the year ended December 31, 2012 were lower due to the ongoing renovation and out of service rooms.

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

Depreciation and amortization increased 14.2% to $27.4 million for the year ended December 31, 2013 compared to $24.0 million for the year ended December 31, 2012. This increase was primarily due to the increased depreciation in 2013 related to the renovations which were completed at Delano South Beach during 2012 and Hudson during 2013, as well as the conversion of SRO units into new guest rooms at Hudson in late 2012 and early 2013.

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

Liquidity and Capital Resources

As of December 31, 2014, we had approximately $13.5 million in cash and cash equivalents.

On January 23, 2015, we completed the TLG Equity Sale.  Net proceeds from the sale were approximately $32.8 million resulting in pro forma cash and cash equivalents of approximately $46.3 million had the TLG Equity Sale been completed on December 31, 2014.

We intend to utilize our liquidity to satisfy our short-term and long-term liquidity requirements, as described in more detail below, and for general corporate purposes. We believe we have sufficient cash to meet these obligations.

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

On January 15, 2015, each of Messrs. Sasson and Masi exercised his right to require the managing member of TLG to purchase his equity interest in TLG pursuant to the Sasson-Masi Put Options.  We currently estimate the total Sasson-Masi Put Options liability to be approximately $5.0 million.  However, pursuant to the TLG Equity Sale, Hakkasan, as the current managing member, is obligated to pay $3.6 million of this amount upon delivery of the 10% equity interest in TLG held by the Minority Holders.  As a result, our net cash outlay is expected to be approximately $1.4 million, which we anticipate paying in 2015.

We also have certain indemnification obligations related to the TLG Equity Sale, which generally survive for 18 months; however, no amounts will be held in escrow for the satisfaction of such claims.

Our obligations under the Hudson/Delano 2014 Mortgage Loan mature on February 9, 2016 unless we exercise certain extension rights. We have three, one-year extension options that will permit us to extend the maturity date of the Hudson/Delano 2014 Mortgage Loan to February 9, 2019, if certain conditions are satisfied at the respective extension dates, including delivery by the borrowers of a business plan and budget for the extension term reasonably satisfactory to the lenders and our achievement of a specified debt yield. We may prepay the Hudson/Delano 2014 Mortgage Loan in an amount necessary to achieve the specified debt yield.  We are currently meeting the necessary extension options without a requirement for a prepayment.

We often commit to contribute capital in various forms toward the development of our new managed and franchised hotels. These contributions may include equity investments, key money and cash flow guarantees to hotel owners. As of December 31, 2014, our short-term key money funding obligation was $0.3 million in key money for 10 Karaköy, a Morgans Original branded hotel in Istanbul, Turkey, that opened in November 2014 and is expected to be funded in 2015.

We are obligated to maintain reserve funds for capital expenditures at our Owned Hotels as determined pursuant to our debt or lease agreements related to such hotels. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. Such agreements typically require us to reserve funds at amounts equal to 4% of the hotel’s revenues and require the funds to be set aside in restricted cash. Furthermore, we may incur additional costs at our Owned Hotels on targeted projects that we believe will enhance the value of our properties.

In addition to reserve funds for capital expenditures, our Owned Hotels debt and lease agreements also require us to deposit cash into escrow accounts for taxes, insurance and debt service or lease payments, among other things.

We are a party to several ongoing material legal proceedings. These proceedings are described below Item 3 of Part I of this report under the heading “Legal Proceedings” and also in note 8 of our consolidated financial statements included in Item 15 of Part IV of this report.   Should an unfavorable outcome occur in some or all of these legal proceedings, we may incur additional costs and expenses relating to the defense or adverse outcome of any future litigation.

Long-Term Liquidity Requirements. We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred by us or our consolidated subsidiaries beyond the next 12 months and believe these requirements consist primarily of funds necessary to pay scheduled debt maturities, obligations under preferred securities, renovations at our Owned Hotels and other non-recurring capital expenditures that need to be made periodically with respect to our properties, the costs associated with acquisitions and development of properties under contract, and new acquisitions and development projects that we may pursue.

Our Series A preferred securities had an 8% dividend rate until October 15, 2014, and have a 10% dividend rate until October 15, 2016 and a 20% dividend rate thereafter, with a 4% increase in the dividend rate during certain periods in which the Yucaipa Investors’ nominee to our Board of Directors has not been elected as a director or subsequently appointed as a director by our Board of Directors. On May 14, 2014, at our annual shareholder meeting, a Board of Directors nominee representing the Yucaipa Investors was elected as a director of the Company. Accordingly, the current dividend rate on the Series A preferred securities is 10%.  We have the option to accrue any and all dividend payments, and as of December 31, 2014, have not declared any dividends. The cumulative unpaid dividends also have a dividend rate equal to the then applicable dividend rate on the Series A preferred securities. As of December 31, 2014, we have undeclared dividends of approximately $43.3 million. We have the option to redeem any or all of the Series A preferred securities at any time.

Other long-term liquidity requirements include our obligations in our trust preferred securities, which mature in October 2036 and the Clift lease, each as described under “—Debt.” In the event we were to undertake a transaction that was deemed to constitute a transfer of our properties and assets substantially as an entirety within the meaning of the indenture, we may be required to repay the trust preferred securities prior to their maturity or obtain the trustee’s consent in connection with such transfer.   The TLG Equity Sale was not deemed to constitute a transfer of substantially all of our assets within the meaning of the indenture.

We are focused on growing our portfolio, primarily with our core brands, in major gateway markets and key resort destinations. In order to obtain long-term management contracts, we have committed to contribute capital in various forms on hotel development projects. These include equity investments, key money and cash flow guarantees to hotel owners. The cash flow guarantees generally have a stated maximum amount of funding and a defined term. The terms of the cash flow guarantees to hotel owners generally require us to fund if the hotels do not attain specified levels of operating profit. See note 8 to our consolidated financial statements included elsewhere in this report for more information. Often, cash flow guarantees to hotel owners may be recoverable as loans repayable to us out of future hotel cash flows and/or proceeds from the sale of hotels. Additionally, as our new managed and franchised hotels are developed, to the extent we have committed to contribute key money, equity or debt, these amounts will generally come due prior to or on the hotel opening. As of December 31, 2014, we did not have any equity or debt financing commitments relating to hotel development projects. As of December 31, 2014, we believe our potential funding under cash flow guarantees at operating hotels and hotels under development at the maximum amount under the applicable contracts, but excluding contracts where the maximum cannot be determined, was $5.0 million. In addition, we have an $8.0 million performance-based cash flow guarantee related to Delano Marrakech, which we believe we are not obligated to fund. As discussed further in Part I, “Item 3. Legal Proceedings,” we are in litigation with the hotel owner surrounding the termination of the Delano Marrakech hotel management agreement, performance-based cash flow guarantee and related matters. Both parties are seeking arbitration of the dispute, which is expected to occur in October 2015.  See note 8 to our consolidated financial statements included elsewhere in this report for more information.

Financing has not been obtained for some of our hotel development projects, and there can be no assurances that any or all of our hotel projects will be developed as planned. If adequate project financing is not obtained, these projects may need to be limited in scope, deferred or cancelled altogether, in which case we may be unable to recover any previously funded key money, equity investments or debt financing.

Sources of Liquidity. Historically, we have satisfied our short-term and long-term liquidity requirements through various sources of capital, including our existing working capital, equity and debt offerings, credit facilities, long-term mortgages and mezzanine loans on our properties, and cash generated through asset dispositions.

As of December 31, 2014, we had approximately $391.0 million of remaining Federal tax net operating loss carryforwards to offset future income, including gains on future asset sales. We believe we have significant value available to us in Delano South Beach and Hudson, and that the tax basis of these assets is significantly less than their fair values. As of December 31, 2014, we estimate that the tax basis of Delano South Beach is approximately $54.4 million and the tax basis in Hudson is approximately $136.8 million.

Other Liquidity Matters

In addition to our expected short-term and long-term liquidity requirements, our liquidity could also be affected by certain other potential liquidity matters, including at our Joint Venture Hotels, as discussed below.

Mondrian South Beach Mortgage and Mezzanine Agreements. As of December 31, 2014, the joint venture’s outstanding nonrecourse mortgage debt was $23.1 million and mezzanine debt was $28.0 million. The joint venture also has an additional $28.0 million of mezzanine debt owed to affiliates of the joint venture partners. The lender’s nonrecourse mortgage loan and mezzanine loan related to Mondrian South Beach matured on August 1, 2009. In April 2010, the Mondrian South Beach ownership joint venture amended the nonrecourse financing and mezzanine loan agreements secured by Mondrian South Beach or related equity interests and extended the maturity date for up to seven years through one-year extension options until April 2017, subject to certain conditions. In February 2015, the joint venture exercised its option to extend the outstanding mortgage and mezzanine debt until April 2016.

Morgans Group and affiliates of our joint venture partner have agreed to provide standard nonrecourse carve-out guarantees and provide certain limited indemnifications for the Mondrian South Beach mortgage and mezzanine loans. In the event of a default, the lenders’ recourse is generally limited to the mortgaged property or related equity interests, subject to standard nonrecourse carve-out guarantees for “bad boy” type acts. Morgans Group and affiliates of our joint venture partner also agreed to guaranty the joint venture’s obligation to reimburse certain expenses incurred by the lenders and indemnify the lenders in the event such lenders incur liability in connection with certain third-party actions. Morgans Group and affiliates of our joint venture partner have also guaranteed the joint venture’s liability for the unpaid principal amount of any seller financing note provided for condominium sales if such financing or related mortgage lien is found unenforceable, provided they shall not have any liability if the seller financed unit becomes subject again to the lien of the lender’s mortgage or title to the seller financed unit is otherwise transferred to the lender or if such seller financing note is repurchased by Morgans Group and/or affiliates of our joint venture partner at the full amount of unpaid principal balance of such seller financing note. In addition, although construction is complete and Mondrian South Beach opened on December 1, 2008, Morgans Group and affiliates of our joint venture partner may have continuing obligations under construction completion guarantees until all outstanding payables due to construction vendors are paid. As of December 31, 2014, there were remaining payables outstanding to vendors of approximately $0.3 million. Pursuant to a letter agreement with the lenders for the Mondrian South Beach loan, the joint venture agreed that these payables, many of which are currently contested or under dispute, will not be paid from operating funds but only from tax abatements and settlements of certain lawsuits. In the event funds from tax abatements and settlements of lawsuits are insufficient to repay these amounts in a timely manner, we and our joint venture partner are required to fund the shortfall amounts.

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

Mondrian SoHo. As of December 31, 2014, the Mondrian SoHo joint venture’s outstanding mortgage debt secured by the hotel was $196.0 million.  The joint venture did not satisfy the extension conditions in 2012 and the loan matured on November 15, 2012. In January 2013, the lender initiated foreclosure proceedings.  A foreclosure judgment was issued on November 25, 2014 and the foreclosure sale was completed on March 6, 2015, as discussed further in Part I, “Item 3. Legal Proceedings.”

Additionally, there have been and, due to the fact that the lender controls all of the cash flow, may continue to be cash shortfalls from the operations of the hotel from time to time which have required additional fundings by us and our joint venture partner.

Certain affiliates of our joint venture partner provided a standard nonrecourse carve-out guaranty for “bad boy” type acts and a completion guaranty to the lenders for the Mondrian SoHo loan, for which Morgans Group has agreed to indemnify the joint venture partner and its affiliates up to 20% of such entities’ guaranty obligations, provided that each party is fully responsible for any losses incurred as a result of its respective gross negligence or willful misconduct. As of December 31, 2014, we believe that there has been no triggering event that would require us to accrue any potential liability related to the above mentioned guarantees.

Ames. On April 26, 2013, the joint venture closed on a new loan agreement with the mortgage lenders that provides for a reduction of the mortgage debt and an extension of maturity in return for a cash paydown. We did not contribute to the cash paydown and instead entered into an agreement with our joint venture partner pursuant to which, among other things, (1) we assigned our equity interests in the joint venture to our joint venture partner, (2) we agreed to give our joint venture partner the right to terminate our management agreement upon 60 days’ prior notice in return for an aggregate payment of $1.8 million, and (3) a creditworthy affiliate of our joint venture partner has assumed all or a portion of our liability with respect to historic tax credit guarantees, with our liability for any tax credit guarantees capped, in any event, at $3.0 million in the aggregate. The potential liability for historic tax credit guarantees relates to approximately $16.9 million of federal and state historic rehabilitation tax credits that Ames qualified for at the time of its development. As of December 31, 2014, there has been no triggering event that would require us to accrue any potential liability related to the historic tax credit guarantee. Effective July 17, 2013, we no longer manage Ames.

Mondrian Istanbul. Due to our joint venture partner’s failure to achieve certain agreed milestones in the development of the Mondrian Istanbul hotel, in early 2014, we exercised our put option under the joint venture agreement that requires our joint venture partner to buy back our equity interests in the Mondrian Istanbul joint venture. Our rights under that joint venture agreement are secured by, among other things, a mortgage on the property. In February 2014, we issued a notice of default to our joint venture partner, as they failed to buy back our equity interests by the contractual deadline, and further notified our joint venture partner that we plan to begin foreclosure proceedings as a result of the event of default. We initiated foreclosure proceedings on March 11, 2014. Our joint venture partner, and through such joint venture partner, the joint venture itself, have objected to the foreclosure proceeding, as a result of which, the foreclosure proceeding is currently stayed.  A case for the annulment of such objection to the foreclosure proceeding was initiated on October 31, 2014 and is currently pending. Additionally, in June 2014, the joint venture purported to notify us that it had terminated the hotel management agreement. We have objected to such purported notices and intend to vigorously defend against any lawsuit that may result. In addition, we have initiated proceedings in an English court seeking payment of the put option amount against the individual shareholders behind the joint venture partner.  The parties are also seeking various other judicial remedies in Turkey.

Potential Litigation. We may have potential liability in connection with certain claims by a designer for which we have accrued $13.9 million as of December 31, 2014, as discussed in note 6 of our consolidated financial statements.

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

Comparison of Cash Flows for the Year Ended December 31, 2014 to December 31, 2013

Operating Activities. Net cash used in operating activities was $3.9 million for the year ended December 31, 2014 as compared to net cash used in operating activities of $3.1 million for the year ended December 31, 2013. This increase in cash used related primarily to payments made related to the Termination Plan in 2014.

Investing Activities. Net cash used in investing activities amounted to $18.9 million for the year ended December 31, 2014 as compared to net cash used in investing activities of $7.4 million for the year ended December 31, 2013. The increase in cash used was primarily related to the October 2014 funding of our $15.3 million Mondrian London key money obligation which was slightly offset by the return of $3.0 million of previously funded key money, plus reimbursables, related to the Delano Moscow management agreement which was terminated in September 2014, as discussed further in note 8 of our consolidated financial statements.

Financing Activities. Net cash provided by financing activities amounted to $26.2 million for the year ended December 31, 2014 as compared to $14.7 million for the year ended December 31, 2013. This increase in cash provided was primarily due to net proceeds received from the Hudson/Delano 2014 Mortgage Loan in February 2014, discussed below in “—Debt”, offset by the repayment of our Hudson 2012 Mortgage Loan, Delano Credit Facility, Convertible Notes and TLG Promissory Notes in 2014.

Debt

Hudson/Delano 2014 Mortgage Loan. On February 6, 2014, certain of our subsidiaries entered into a new mortgage financing with Citigroup Global Markets Realty Corp. and Bank of America, N.A., as lenders, consisting of nonrecourse mortgage and mezzanine loans in the aggregate principal amount of $450.0 million, secured by mortgages encumbering Delano South Beach and Hudson and pledges of equity interests in certain of our subsidiaries (collectively, the “Hudson/Delano 2014 Mortgage Loan”). The net proceeds from the Hudson/Delano 2014 Mortgage Loan were applied to (1) repay $180 million of outstanding mortgage debt under the prior mortgage loan secured by Hudson (the “Hudson 2012 Mortgage Loan”), (2) repay $37 million of indebtedness under our $100.0 million senior secured revolving credit facility secured by Delano South Beach (the “Delano Credit Facility”), (3) provide cash collateral for reimbursement obligations with respect to a $10.0 million letter of credit under the Delano Credit Facility which was returned to the Company in June 2014, and (4) fund reserves required under the Hudson/Delano 2014 Mortgage Loan, with the remainder available for general corporate purposes and working capital, including repayment of the Convertible Notes and TLG Promissory Notes.

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

The Hudson/Delano 2014 Mortgage Loan contains restrictions on the ability of the borrowers to incur additional debt or liens on their assets and on the transfer of direct or indirect interests in Hudson or Delano South Beach and the owners of Hudson and Delano South Beach and other affirmative and negative covenants and events of default customary for multiple asset commercial mortgage-backed securities loans. The Hudson/Delano 2014 Mortgage Loan is nonrecourse to our subsidiaries that are the borrowers under the loan, except pursuant to certain carveouts detailed therein. In addition, we have provided a customary environmental indemnity and nonrecourse carveout guaranty under which we would have liability with respect to the Hudson/Delano 2014 Mortgage Loan if certain events occur with respect to the borrowers, including voluntary bankruptcy filings, collusive involuntary bankruptcy filings, changes to the Hudson capital lease without prior written consent of the lender, violations of the restrictions on transfers, incurrence of additional debt, or encumbrances of the property of the borrowers. The nonrecourse carveout guaranty prohibits the payment of dividends on or repurchase of our common stock. As of December 31, 2014, we were in compliance with these covenants.

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

In connection with the closing of the Hudson/Delano 2014 Mortgage Loan, described above, the Delano Credit Facility was terminated on February 6, 2014 after repayment of the outstanding debt thereunder.

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

Clift. We lease Clift under a 99-year nonrecourse lease agreement expiring in 2103. The lease is accounted for as a capital lease with a liability balance of $93.8 million at December 31, 2014.

The lease agreement provides for base annual rent of approximately $6.0 million per year until October 2014. As a result of the first such increase, effective October 14, 2014, the annual rent increased to $7.6 million.  Thereafter, the base rent increases at five-year intervals by a formula tied to increases in the Consumer Price Index, with a maximum increase of 20% and a minimum increase of 10% at each five-year rent increase date thereafter. The lease is nonrecourse to us. Morgans Group also entered into a limited guaranty, whereby Morgans Group agreed to guarantee losses of up to $6 million suffered by the lessors in the event of certain “bad boy” type acts. As of December 31, 2014, there has been no triggering event that would require us to accrue any potential liability related to this guarantee.

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

During the third quarter of 2014, we used cash on hand to repurchase an aggregate of $35.4 million of outstanding Convertible Notes at a discount of approximately $0.1 million plus accrued interest. On the maturity date, October 15, 2014, we repaid the remaining outstanding balance of Convertible Notes of $49.1 million.  All Convertible Notes were retired upon repurchase.

TLG Promissory Notes. On November 30, 2011, pursuant to purchase agreements entered into on November 17, 2011, certain of our subsidiaries completed the acquisition of 90% of the equity interests in TLG for a purchase price of $28.5 million in cash and up to $18.0 million in TLG Promissory Notes convertible into shares of our common stock at $9.50 per share subject to the achievement of certain EBITDA targets for the acquired business. The EBITDA targets were achieved in November 2014.

The TLG Promissory Notes were scheduled to mature in November 2015 and could be voluntarily prepaid, in full or in part, at any time.  The TLG Promissory Notes earned interest at an annual rate of 8%, provided that if the notes were not paid or converted on or before November 30, 2014, the interest rate increased to 18%. The TLG Promissory Notes also provided that 75% of the accrued interest was payable quarterly in cash and the remaining 25% accrued and was included in the principal balance which is payable at maturity.

In December 2014, we used cash on hand to repay and retire $19.1 million of outstanding TLG Promissory Notes, which included the original principal balance of $18.0 million plus deferred interest of $1.1 million.

As discussed further in Part I, “Item 3. Legal Proceedings,” on August 5, 2013, Messrs. Sasson and Masi filed a lawsuit in the Supreme Court of the State of New York against TLG Acquisition and Morgans Group alleging, among other things, breach of contract and an event of default under the TLG Promissory Notes.  The oral argument on the motion occurred on October 29, 2014 and we are awaiting the court’s ruling.  Although the TLG Promissory Notes were repaid and retired in December 2014, this lawsuit has not been dismissed.

Hudson Capital Leases. We lease two condominium units at Hudson which are reflected as capital leases with balances of $6.1 million at December 31, 2014. Currently annual lease payments total approximately $1.0 million and are subject to increases in line with inflation. The leases expire in 2096 and 2098.

Restaurant Lease Note. In August 2012, we entered into a 10-year licensing agreement with MGM, with two five-year extensions at our option subject to performance thresholds, with MGM to convert THEhotel to Delano Las Vegas, which is managed by MGM, with two five-year extensions at our option, subject to performance thresholds. In addition, we acquired the leasehold interests in three food and beverage venues at Mandalay Bay in Las Vegas from an existing tenant for $15.0 million in cash at closing and a principal-only $10.6 million note (the “Restaurant Lease Note”) to be paid over seven years.

The Restaurant Lease Note does not bear interest except in the event of default, as defined in the agreement. In accordance with ASC 470, Debt, we imputed interest on the Restaurant Lease Note, which was recorded at its fair value of $7.5 million as of the date of issuance. At December 31, 2014, the recorded balance outstanding on the Restaurant Lease Note is $5.7 million.

Joint Venture Debt. See “— Other Liquidity Matters” and “— Off-Balance Sheet Arrangements” for descriptions of joint venture debt.

Contractual Obligations

We have various contractual obligations that are recorded as liabilities in our consolidated financial statements. We also enter into other purchase commitments and other executory contracts that are not recognized as liabilities until services are performed or goods are received. The following table summarizes our contractual obligations and other commitments as of December 31, 2014, excluding debt obligations at our Joint Venture Hotels:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(In thousands)
Hudson / Delano 2014 Mortgage Loan	$450,000	$—	$450,000	$—	$—
Liability to subsidiary trust	50,100	—	—	—	50,100
Interest on mortgage and liability to subsidiary trust (1)	120,154	30,494	11,384	8,697	69,579
Restaurant Lease Note	7,320	1,464	2,928	2,928	—
Redeemable noncontrolling interest (2)	5,042	5,042	—	—	—
Capitalized lease obligations including amounts representing interest (3)	135,326	488	977	977	132,884
Operating lease obligations (4)	33,718	2,640	5,370	4,207	21,501
Total	$801,660	$40,128	$470,659	$16,809	$274,064

(1)	Includes interest on the Hudson/Delano 2014 Mortgage Loan and liability to subsidiary trust.
(2)

Represents a calculation of amounts due related to the Sasson-Masi Put Options as of December 31, 2014.  In January 2015, Messrs. Sasson and Masi executed the Sasson- Masi Put Options, which are expected to be paid in 2015.

(3)	Includes amounts related to the Clift lease and Hudson capital leases.
(4)

Includes amounts related to the portion of the Hudson capital lease payments, which are allocable to land and treated as operating lease payments, lease payments related to our Owned F&B Operations, and our corporate office lease.

The table above excludes our $0.3 million key money obligation for 10 Karaköy and potential funding under cash flow guarantees at operating hotels and hotels under development, as described in “—Off Balance Sheet Arrangements - Other Development Stage Hotels” below.  Financing has not been obtained for certain of these hotel projects, and there can be no assurances that any or all of our hotel projects will be developed as planned. If adequate project financing is not obtained, these projects may need to be limited in scope, deferred or cancelled altogether, in which case we may be unable to recover any previously funded key money, equity investments or debt financing.

The table above includes certain of our Owned F&B Operations, which lease space from hotels in which we do not have an ownership interest. We may be obligated to make lease payments at these venues if the food and beverage operations do not cover the lease obligations.

As described in “—Derivative Financial Instruments” below, we use some derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. As such, the interest rate on our debt is fixed for the majority of our outstanding debt, which is reflected in the interest obligations reported in the table above.

Our Series A preferred securities had an 8% dividend rate until October 15, 2014 and have a 10% dividend rate until October 15, 2016 and a 20% dividend rate thereafter, with a 4% increase in the dividend rate during certain periods in which the Yucaipa Investors’ nominee to our Board of Directors has not been elected as a director or subsequently appointed as a director by our Board of Directors. On May 14, 2014, at our annual shareholder meeting, a Board of Directors nominee representing the Yucaipa Investors was elected as a director of the Company. Accordingly, the current dividend rate on the Series A preferred securities is 10%.  We have the option to accrue any and all dividend payments, and as of December 31, 2014, have not declared any dividends. The cumulative unpaid dividends also have a dividend rate equal to the then applicable dividend rate on the Series A preferred securities. As of December 31, 2014, we have undeclared dividends of approximately $43.3 million, which amount is not included in the table above. We have the option to redeem any or all of the Series A preferred securities at any time.

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

To help demonstrate seasonality, the table below provides room revenues by quarter for the years ended December 31, 2014 and 2013 for Hudson and Delano South Beach, both of which are our fee-owned hotels included in our Owned Hotels as of December 31, 2014.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions)
Hudson Room Revenues
2014	$10.8	$18.9	$17.7	$18.7
2013	$10.8	$18.8	$17.4	$19.5
Delano South Beach Room Revenues
2014	$9.2	$6.1	$4.0	$6.7
2013	$8.8	$5.4	$4.3	$7.0

Due to the recent global economic downturn, the impact of seasonality in 2014 and 2013 was not as significant as in pre-recessionary periods and may continue to be less pronounced in 2015 depending on the timing and strength of the economic recovery.

Capital Expenditures and Reserve Funds

We are obligated to maintain reserve funds for capital expenditures at our Owned Hotels as determined pursuant to our debt or lease agreements related to such hotels. As of December 31, 2014, approximately $1.9 million was available in restricted cash reserves for future capital expenditures under these obligations related to our Owned Hotels.

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

During 2014, we converted eight additional SROs, together with other space, into 12 new guest rooms.  The total cost of these 12 new guest rooms was approximately $2.0 million. As of December 31, 2014, we have 60 SROs remaining at Hudson, which we intend to convert into guest rooms in the future. In addition, we may incur additional costs at our Owned Hotels on targeted projects that we believe will enhance the value of our properties.

We anticipate Clift, a leased hotel, will need to be renovated in the next few years.

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

As of December 31, 2014, we had three interest rate caps outstanding related to the Hudson/Delano 2014 Mortgage Loan, the fair value of which was immaterial.

On October 15, 2009, we entered into a securities purchase agreement with the Yucaipa Investors. Under the securities purchase agreement, we issued and sold to the Yucaipa Investors (i)  75,000 shares of the our Series A preferred securities, $1,000 liquidation preference per share, and (ii) the Yucaipa Warrants to purchase 12,500,000 shares of the Company’s common stock at an exercise price of $6.00 per share. The Yucaipa Warrants have a 7-1/2 year term and are exercisable utilizing a cashless exercise method only, resulting in a net share issuance. The exercise price and number of shares subject to the warrant are both subject to certain anti-dilution adjustments.

Off-Balance Sheet Arrangements

As of December 31, 2014, we had unconsolidated joint ventures that we account for using the equity method of accounting, most of which have mortgage or related debt, as described in “—Other Liquidity Matters” above. In some cases, we provide nonrecourse carve-out guarantees of joint venture debt, which guarantees are only triggered in the event of certain “bad boy” acts, and other limited liquidity or credit support, as described in “—Other Liquidity Matters” above.

For further information regarding our off-balance sheet arrangements, see note 5 to our consolidated financial statements.

Mondrian South Beach. We own a 50% interest in Mondrian South Beach, an apartment building which was converted into a condominium and hotel. Mondrian South Beach opened in December 2008, at which time we began operating the property under a 20-year management contract. We also own a 50% interest in a mezzanine financing joint venture with an affiliate of our Mondrian South Beach joint venture partner through which a total of $28.0 million in mezzanine financing was provided to the Mondrian South Beach joint venture. As of December 31, 2014, the Mondrian South Beach joint venture’s outstanding nonrecourse mortgage debt secured by the hotel was $23.1 million and mezzanine debt secured by related equity interests was $28.0 million. In addition, as of December 31, 2014 the outstanding mezzanine debt owed to the affiliates of joint venture partners was $28.0 million. In February 2015, the Mondrian South Beach joint venture exercised its option to extend the outstanding mortgage and mezzanine debt for another year until April 2016.

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

We accounted for this investment under the equity method of accounting through December 31, 2012, until our recording of losses was suspended due to our investment balance reaching zero. At December 31, 2014, our investment in Mondrian South Beach was zero.

Mondrian SoHo. In June 2007, we contributed approximately $5.0 million for a 20% equity interest in a joint venture with Cape Advisors Inc. to develop a Mondrian hotel in the SoHo neighborhood of New York. The joint venture obtained a loan of $195.2 million to acquire and develop the hotel, which matured in June 2010. On July 31, 2010, the mortgage loan secured by the hotel was amended to, among other things, provide for extensions of the maturity date to November 2011 with extension options through 2015, subject to certain conditions including a minimum debt service coverage test calculated, based on ratios of net operating income to debt service for specified periods ended September 30th of each year. The joint venture did not satisfy the extension conditions in 2012 and the loan matured on November 15, 2012. In January 2013, the lender initiated foreclosure proceedings.  A foreclosure judgment was issued on November 25, 2014 and the foreclosure sale was completed on March 6, 2015, as discussed further in Part I, “Item 3. Legal Proceedings.”  Effective March 6, 2015, we no longer hold any equity interest in Mondrian SoHo.

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

Based on the decline in market conditions following the inception of the joint venture and the need for additional funding to complete the hotel, we wrote down our investment in Mondrian SoHo to zero in June 2010. We have recorded all additional fundings as impairment charges through equity in loss of unconsolidated joint ventures during the periods the funds were contributed. As of December 31, 2014, our financial statements reflect no value for our investment in the Mondrian SoHo joint venture.

Shore Club. On December 30, 2013, Shore Club was sold to HFZ Capital Group. Phillips International, an affiliate of Shore Club’s former owner, retains an ownership stake. The new owner has publicly stated that it may convert a substantial part of the hotel to condominiums, and we could be replaced as hotel manager. To date, we have received no notice of termination of our management agreement, and intend to continue to operate the hotel pursuant to that agreement. However, no assurance can be provided that we will continue to do so in the future. As of December 31, 2014, we had only an immaterial contingent profit participation equity interest in Shore Club.

Mondrian Istanbul. In December 2011, we entered into a new 20-year hotel management agreement, with a 10-year extension option, for an approximately 114-room Mondrian-branded hotel to be located in the Old City area of Istanbul, Turkey. As of December 31, 2014, we have contributed a total of $10.4 million in the form of equity and key money and have a 20% ownership interest in the venture owning the hotel.

Due to our joint venture partner’s failure to achieve certain agreed milestones in the development of the Mondrian Istanbul hotel, in early 2014, we exercised our put option under the joint venture agreement that requires our joint venture partner to buy back our equity interests in the Mondrian Istanbul joint venture. Our rights under that joint venture agreement are secured by, among other things, a mortgage on the property. In February 2014, we issued a notice of default to our joint venture partner, as they failed to buy back our equity interests by the contractual deadline, and further notified our joint venture partner that we plan to begin foreclosure proceedings as a result of the event of default. We initiated foreclosure proceedings on March 11, 2014. Our joint venture partner, and through such joint venture partner, the joint venture itself, have objected to the foreclosure proceeding, as a result of which, the foreclosure proceeding is currently stayed.  A case for the annulment of such objection to the foreclosure proceeding was initiated on October 31, 2014 and is currently pending.  Additionally, in June 2014, the joint venture purported to notify us that it had terminated the hotel management agreement. We have objected to such purported notices and intend to vigorously defend against any lawsuit that may result. In addition, we have initiated proceedings in an English court seeking payment of the put option amount against the individual shareholders behind the joint venture partner.  The parties are also seeking various other judicial remedies in Turkey.

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

We accounted for this investment under the equity method of accounting through December 31, 2013, until our recording of losses were suspended due to the investment in this food and beverage venture being reduced to zero. At December 31, 2014, our investment in food and beverage venture at Mondrian South Beach was zero. Our equity in loss of the food and beverage venture was $0.6 million and $0.8 million for the years ended December 31, 2013 and 2012, respectively.

Other Development Stage Hotels. We have a number of additional development projects signed or under consideration, some of which may require equity or debt investments, key money or credit support from us. In addition, through certain cash flow guarantees, we may have potential future funding obligations for hotels under development.

As of December 31, 2014, our key money funding obligations were $0.3 million related to 10 Karaköy, which opened in November 2014.  As of December 31, 2014, our potential funding obligations under cash flow guarantees at operating hotels and hotels under development at the maximum amount under the applicable contracts, but excluding contracts where the maximum cannot be determined, were $13.0 million, which includes an $8.0 million performance cash flow guarantee related to Delano Marrakech, which we believe we are not obligated to fund.   As of December 31, 2014, we had no equity or debt-related funding obligations related to hotels under development.

Recent Accounting Pronouncements

See note 2 to our consolidated financial statements for information related to our adoption of new accounting standards in 2014 and for information on our anticipated adoption of recently issued accounting standards.

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

•

Impairment of long-lived assets. When triggering events occur, we periodically review each property for possible impairment. Recoverability of such assets is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset, as determined by applying our operating forecasts for future periods. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value. We estimated each property’s fair value using a discounted cash flow method taking into account each property’s expected cash flow from operations, holding period and net proceeds from the dispositions of the property. The factors we address in determining estimated net proceeds from disposition include anticipated operating cash flow in the year of disposition, terminal cash flow capitalization rate and selling price per room. Our judgment is required in determining the discount rate applied to estimated cash flows, the growth rate of the property revenues, and the need for capital expenditures, as well as specific market and economic conditions. Additionally, the classification of these assets as held-for-sale requires the recording of these assets at our estimate of their fair value less estimated selling costs which can affect the amount of impairment recorded. As of December 31, 2014 and 2013, management concluded that its long-lived assets were not impaired.

•

Impairment of goodwill. Goodwill represents the excess purchase price over the fair value of net assets attributable to business acquisitions and combinations. We test for impairment of goodwill at least annually at year end. We will test for impairment more frequently if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. In accordance with Accounting Standards Update (“ASU”) No. 2011-08, Intangibles – Goodwill and Other, management assesses qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If this is the case, management will perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. In applying the detailed two-step process, management identifies potential impairments in goodwill by comparing the fair value of the reporting unit with its book value. If the fair value of the reporting unit exceeds the carrying amount, including goodwill, the asset is not impaired. Any excess of carrying value over the estimated fair value of goodwill would be recognized as an impairment loss in continuing operations. Management applies a discounted cash flow method to perform its annual goodwill fair value impairment test taking into account approved operating budgets with appropriate growth assumptions, holding period and proceeds from disposing of the property. In addition to the discounted cash flow analysis, management also considers external independent appraisals to estimate fair value. The analysis and appraisals used by management are consistent with those used by a market participant. Judgment is required in determining the discount rate applied to estimated cash flows, growth rate of the property revenues, and the need for capital expenditures, as well as specific market and economic conditions. The discount rate and the terminal cash flow capitalization rate were based on applicable public hotel studies and market indices. Given the current economic environment, management believes that the growth assumptions applied are reasonable. We have one reportable operating segment, which is its reporting unit under Accounting Standards Codification (“ASC”) 350-20, Intangibles – Goodwill and Other; therefore management aggregates goodwill associated to all owned hotels and owned food and beverage venues when analyzing potential impairment. As of December 31, 2014 and 2013, management concluded that no goodwill impairment existed as qualitative factors did not indicate that the fair value of our reporting unit was less than its carrying value. Management does not believe it is reasonably likely that goodwill will become impaired in future periods, but will test goodwill before the 2015 year end if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

•

Depreciation and amortization expense. Depreciation expense is based on the estimated useful life of our assets. The respective lives of the assets are based on a number of assumptions made by us, including the cost and timing of capital expenditures to maintain and refurbish our hotels, as well as specific market and economic conditions. Hotel properties and other completed real estate investments are depreciated using the straight-line method over estimated useful lives of 39.5 years for buildings and generally five years for furniture, fixtures and equipment. While our management believes its estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income or loss, or the gain or loss on the sale of any of our hotels or other assets. We have not changed the estimated useful lives of any of our assets during the periods discussed and believe that the future useful lives of our assets will be consistent with historical trends and experience.

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

•

Assets Held for Sale. In accordance with ASC 360-10-45, Property, Plant, and Equipment, Other Presentation Matters, we consider properties to be assets held for sale when management approves and commits to a formal plan to actively market a property or a group of properties for sale and the sale is probable. Upon designation as an asset held for sale, we record the carrying value of each property or group of properties at the lower of its carrying value, which includes allocable goodwill, or its estimated fair value, less estimated costs to sell, and we stop recording depreciation and/or amortization expense. Any gain realized in connection with the sale of the properties for which we have significant continuing involvement, such as through a long-term management agreement, is deferred and recognized over the initial term of the related management agreement.

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08 (“ASU 2014-08”), “Presentation of Financial Statements and Property, Plant and Equipment; Reporting Discontinued Operations and Disclosures of Components of an Entity.” ASU 2014-08 modifies the requirements for reporting discontinued operations. As permitted, the Company adopted ASU 2014-08 in 2014, and as a result, we evaluate properties or assets to be held for sale under this new accounting literature.  If, under the guidance of ASU 2014-08, a property or asset meets the requirements to be classified as a discontinued operation, the operations of the properties held for sale prior to the sale date are recorded in discontinued operations.  Otherwise, management looks to ASC 360-10-45 for guidance on presentation of properties or assets presented as assets held for sale.

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

•

Stock-based Compensation. We have adopted the fair value method of accounting prescribed in ASC 718-10, Compensation, Stock Based Compensation (“ASC 718-10”) for equity-based compensation awards. ASC 718-10 requires an estimate of the fair value of the equity award at the time of grant rather than the intrinsic value method. For all fixed equity-based awards to employees and directors, which have no vesting conditions other than time of service, the fair value of the equity award at the grant date will be amortized to compensation expense over the award’s vesting period on a straight-line basis. For performance-based compensation plans, we recognize compensation expense at such time when the performance hurdle is anticipated to be achieved over the performance period based upon the fair value at the date of grant. The fair value is determined based on the value of our common stock on the grant date of the award, in the case of stock option awards, the Black-Scholes option pricing model.  Management’s assumptions when applying the Black-

Scholes model are derived based upon the risk profile and volatility of our common stock and our peer group. We believe that the assumptions that we have applied to stock-based compensation are reasonable and we will continue to review such assumptions quarterly and revise them as market conditions change and management deems necessary.

•

Deferred income taxes and valuation allowance. We account for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the temporary differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including scheduled reversal of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. A valuation allowance will be provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Such valuation allowance will be estimated by management based on our projected future taxable income. The assumptions about future taxable income, although highly subjective and requiring significant judgment, are consistent with the plans and estimate we are using to manage the underlying businesses. We have net operating losses for the tax years 2014 and 2013 and anticipate that a major portion of the net operating losses will be utilized to offset any future gains on sale of assets. However, these assumptions may prove to be inaccurate, and unanticipated events and circumstances may occur in the future. To the extent our assumptions change and actual results differ from these estimates, we may be required to further adjust the valuation allowance to reduce our deferred tax assets. Such a reduction could result in material non-cash expenses in the period in which the valuation allowance is adjusted and could have a material adverse effect on our results of operations. At December 31, 2014 and 2013, we had $186.4 million and $146.4 million of valuation allowance against our deferred tax assets, respectively.

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

As of December 31, 2014, our total outstanding consolidated debt, including capital lease obligations, was approximately $605.7 million, of which approximately $450.0 million, or 74.3%, was variable rate debt. At December 31, 2014, the one month LIBOR rate was 0.17%.

As of December 31, 2014, the $450.0 million of variable rate debt consisted of the outstanding balance of the Hudson/Delano 2014 Mortgage Loan. In connection with the Hudson/Delano 2014 Mortgage Loan, we maintain an interest rate cap that will cap the LIBOR rate on the debt outstanding under the Hudson/Delano 2014 Mortgage Loan at approximately 1.75% through the initial maturity date. This interest rate cap matures in February 2016. If interest rates on this $450.0 million variable rate debt increase by 1.0%, or 100 basis points, the increase in interest expense would reduce future pre-tax earnings and cash flows by approximately $4.5 million annually. The maximum annual amount the interest expense would increase on the $450.0 million of variable rate debt outstanding as of December 31, 2014 under the Hudson/Delano 2014 Mortgage Loan is $7.1 million due to our interest rate cap agreement, which would reduce future pre-tax earnings and cash flows by the same amount annually. If interest rates on this $450.0 million variable rate debt decrease by 1.0%, the decrease in interest expense would increase pre-tax earnings and cash flow by approximately $4.5 million annually.

As of December 31, 2014, our fixed rate debt, excluding our Hudson capital lease obligation, of $149.6 million consisted of the trust notes underlying our trust preferred securities, the Clift lease, and the Restaurant Lease Note. The fair value of some of these debts is greater than the book value. As such, if interest rates increase by 1.0%, or 100 basis points, the fair value of our fixed rate debt at December 31, 2014, would decrease by approximately $17.3 million. If market rates of interest decrease by 1.0%, the fair value of our fixed rate debt at December 31, 2014 would increase by $22.0 million.

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

Currency Exchange Risk

We have international operations at hotels that we manage in London and through a franchise agreement for a hotel in Istanbul, Turkey.  As we have international operations, currency exchange risks between the U.S. dollar and the British pound and the Turkish Lira arise as a normal part of our business.  We reduce these risks by transacting these businesses primarily in their local currency.

Generally, we do not enter into forward or option contracts to manage our exposure applicable to day-to-day net operating cash flows. We do not foresee any significant changes in either our exposure to fluctuations in foreign exchange rates or how such exposure is managed in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Morgans Hotel Group Co. and the notes related to the foregoing financial statements, together with the independent registered public accounting firm’s reports thereon, are set forth on pages F-1 through F-43 of this report. Additionally, the consolidated financial statements of our significant subsidiary are incorporated by reference in this Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15) that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the preparation of the Company’s annual financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. The assessment was based upon the framework described in “Internal Control-Integrated Framework (2013 Framework)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of internal control over financial reporting. We have reviewed the results of the assessment with the Audit Committee of our Board of Directors.

Based on our assessment under the criteria set forth in COSO, management has concluded that, as of December 31, 2014, the Company maintained effective internal control over financial reporting.

BDO USA, LLP, an independent registered public accounting firm, that audited our consolidated financial statements included in this Annual Report has issued an attestation report on our internal control over financial reporting as of December 31, 2014, which appears in Item 9A, below.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders

Morgans Hotel Group Co.

New York, NY

We have audited Morgans Hotel Group Co.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Morgans Hotel Group Co.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Morgans Hotel Group Co. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Morgans Hotel Group Co. as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive loss, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2014, and our report dated March 13, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York

March 13, 2015

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding directors, executive officers and corporate governance is hereby incorporated by reference to the material appearing in the Proxy Statement for the Annual Stockholders Meeting to be held in 2015 (the “Proxy Statement”) under the captions “Board of Directors and Corporate Governance,” and “Executive Officer Biographies.” The information required by this item regarding compliance with Section 16(a) of the Exchange Act, is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Voting Securities of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance.” The information required by this item with respect to the availability of our code of ethics is provided in Item 1 of this Annual Report on Form 10-K. See “Item 1 — Materials Available on Our Website.”

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Morgans Hotel Group Co.

New York, NY

We have audited the accompanying consolidated balance sheets of Morgans Hotel Group Co. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive loss, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Morgans Hotel Group Co. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Morgans Hotel Group Co.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York

March 13, 2015

Morgans Hotel Group Co.

Consolidated Balance Sheets

(in thousands, except per share data)

	As of December 31,
	2014	2013
ASSETS
Property and equipment, net	$277,825	$292,496
Goodwill	54,057	54,057
Investments in and advances to unconsolidated joint ventures	10,492	10,492
Cash and cash equivalents	13,493	10,025
Restricted cash	13,939	22,144
Accounts receivable, net	10,475	13,833
Related party receivables	3,560	3,694
Prepaid expenses and other assets	8,493	10,162
Deferred tax asset, net	77,204	78,758
Assets held for sale	34,284	41,668
Other assets, net	47,422	33,878
Total assets	$551,244	$571,207
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Debt and capital lease obligations	$605,743	$541,940
Debt of assets held for sale	—	18,811
Accounts payable and accrued liabilities	32,524	39,340
Accounts payable and accrued liabilities on assets held for sale	1,128	2,287
Deferred gain on asset sales	125,398	133,419
Other liabilities	13,866	13,891
Total liabilities	778,659	749,688
Redeemable noncontrolling interest	5,042	4,953
Commitments and contingencies
Preferred stock, $.01 par value; liquidation preference $1,000 per share, 75,000 shares authorized and issued at December 31, 2014 and 2013, respectively	66,724	62,004
Common stock, $.01 par value; 200,000,000 shares authorized; 36,277,495 shares issued at December 31, 2014 and 2013, respectively	363	363
Additional paid-in capital	241,001	252,810
Treasury stock, at cost, 1,899,707 and 2,703,181 shares of common stock at December 31, 2014 and 2013, respectively	(23,279)	(37,086)
Accumulated other comprehensive loss	(254)	(10)
Accumulated deficit	(517,561)	(462,005)
Total Morgans Hotel Group Co. stockholders’ deficit	(233,006)	(183,924)
Noncontrolling interest	549	490
Total deficit	(232,457)	(183,434)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$551,244	$571,207

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.

Consolidated Statements of Comprehensive Loss

(in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Rooms	$123,781	$120,823	$102,546
Food and beverage	82,233	84,085	57,669
Other hotel	6,225	4,863	5,046
Total hotel revenues	212,239	209,771	165,261
Management fee-related parties and other income	22,722	26,715	24,658
Total revenues	234,961	236,486	189,919
Operating Costs and Expenses:
Rooms	37,333	36,624	31,178
Food and beverage	60,447	61,763	46,708
Other departmental	3,311	3,261	3,595
Hotel selling, general and administrative	41,724	43,942	38,308
Property taxes, insurance and other	16,549	17,339	15,819
Total hotel operating expenses	159,364	162,929	135,608
Corporate expenses, including stock compensation of $3.4 million, $4.1 million, and $4.5 million, respectively	26,030	27,626	32,062
Depreciation and amortization	28,875	27,374	23,977
Restructuring and disposal costs	14,531	11,451	6,851
Development costs	4,709	2,987	5,783
Impairment loss on receivables and other assets from managed hotel and unconsolidated joint venture	—	6,029	—
Total operating costs and expenses	233,509	238,396	204,281
Operating income (loss)	1,452	(1,910)	(14,362)
Interest expense, net	54,308	45,990	38,998
Equity in (income) loss of unconsolidated joint ventures	(9)	828	6,436
Gain on asset sales	(8,020)	(8,020)	(7,989)
Other non-operating expenses	3,735	2,726	3,908
Loss before income tax expense	(48,562)	(43,434)	(55,715)
Income tax expense	1,481	716	776
Net loss	(50,043)	(44,150)	(56,491)
Net (income) loss attributable to noncontrolling interest	(681)	(5)	804
Net loss attributable to Morgans Hotel Group Co.	(50,724)	(44,155)	(55,687)
Preferred stock dividends and accretion	(15,827)	(14,316)	(11,124)
Net loss attributable to common stockholders	$(66,551)	$(58,471)	$(66,811)
Other comprehensive loss:
Unrealized (loss) gain on valuation of swap/cap agreements, net of tax	(244)	40	(12)
Comprehensive loss	$(66,795)	$(58,431)	$(66,823)
Loss per share:
Basic and diluted continuing operations	$(1.95)	$(1.78)	$(2.13)
Basic and diluted attributable to common stockholders	$(1.95)	$(1.78)	$(2.13)
Weighted average number of common shares outstanding:
Basic and diluted	34,133	32,867	31,437

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.

Consolidated Statements of Stockholders’ Deficit

(in thousands)

	Shares				Additional		Accumulated Other		Total Morgans Hotel Group Co.
	Common Shares	Preferred Shares	Common Stock	Preferred Stock	Paid-in Capital	Treasury Stock	Comprehensive Loss	Accumulated Deficit	Stockholders’ Deficit	Non controlling Interest	Total Deficit
January 1, 2012	30,790	75	$363	$54,143	$286,914	$(84,543)	$(38)	$(354,302)	$(97,463)	$7,824	$(89,639)
Net loss	—	—	—	—	—	—	—	(55,687)	(55,687)	(1,758)	(57,445)
Accretion of discount on preferred stock	—	—	—	3,612	—	—	—	(3,612)	—	—	—
Change in fair market value of redeemable noncontrolling interest	—	—	—	—	(474)	—	—	—	(474)	—	(474)
Unrealized loss on valuation of swap/cap agreements, net of tax	—	—	—	—	—	—	(12)	—	(12)	—	(12)
Stock-based compensation awards	—	—	—	—	4,606	—	—	—	4,606	—	4,606
Issuance of stock-based awards	1,510	—	—	—	(26,032)	25,626	—	—	(406)	—	(406)
December 31, 2012	32,300	75	$363	$57,755	$265,014	$(58,917)	$(50)	$(413,601)	$(149,436)	$6,066	$(143,370)

Net loss	—	—	$—	$—	$—	$—	$—	$(44,155)	$(44,155)	$(988)	$(45,143)
Accretion of discount on preferred stock	—	—	—	4,249	—	—	—	(4,249)	—	—	—
Shares of membership units converted into common stock	879	—	—	—	(10,510)	15,098	—	—	4,588	(4,588)	—
Change in fair market value of redeemable noncontrolling interest	—	—	—	—	1,116	—	—	—	1,116	—	1,116
Unrealized gain on valuation of swap/cap agreements, net of tax	—	—	—	—	—	—	40	—	40	—	40
Stock-based compensation awards	—	—	—	—	4,487	—	—	—	4,487	—	4,487
Issuance of stock-based awards	395	—	—	—	(7,297)	6,733	—	—	(564)	—	(564)
Noncontrolling interest distribution	—	—	—	—	—	—	—	—	—	—	—
December 31, 2013	33,574	75	$363	$62,004	$252,810	$(37,086)	$(10)	$(462,005)	$(183,924)	$490	$(183,434)

Net loss	—	—	$—	$—	$—	$—	$—	$(50,724)	$(50,724)	$59	$(50,665)
Accretion of discount on preferred stock	—	—	—	4,720	—	—	—	(4,720)	—	—	—
Repayment of convertible notes	—	—	—	—	(726)	—	—	—	(726)	—	(726)
Repayment of convertible notes - options and warrants, net of tax	—	—	—	—	112	—	—	(112)	—	—	—
Change in fair market value of redeemable noncontrolling interest	—	—	—	—	(83)	—	—	—	(83)	—	(83)
Unrealized loss on valuation of agreements, net of tax	—	—	—	—	—	—	(244)	—	(244)	—	(244)
Stock-based compensation awards	—	—	—	—	3,472	—	—	—	3,472	—	3,472
Issuance of stock-based awards	804	—	—	—	(14,584)	13,807	—	—	(777)	—	(777)
December 31, 2014	34,378	75	$363	$66,724	$241,001	$(23,279)	$(254)	$(517,561)	$(233,006)	$549	$(232,457)

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(50,043)	$(44,150)	$(56,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19,854	20,302	17,648
Amortization of other costs	9,021	7,072	6,328
Amortization of deferred financing costs	7,360	6,084	5,776
Amortization of discount on convertible notes	1,076	2,277	2,277
Amortization of deferred gain on asset sales	(8,020)	(8,020)	(7,989)
Stock-based compensation	3,447	4,077	4,513
Accretion of interest	2,964	2,937	2,021
Bad debt expense	550	111	63
Deferred tax asset, net	1,924	—	—
Equity in losses from unconsolidated joint ventures	(9)	828	6,436
Impairment loss on receivables and other assets from managed hotels and unconsolidated joint venture	—	6,029	—
Impairment loss and loss on disposal of assets	—	288	403
Gain on disposal of property held for non-sale disposition	(522)	—	—
Change in fair value of TLG Promissory Notes	5	65	2,420
Change in value of interest rate caps and swaps, net	5	42	35
Changes in assets and liabilities:
Accounts receivable, net	4,590	(4,046)	(5,828)
Related party receivables	134	601	(2,606)
Restricted cash	9,414	(3,732)	(9,754)
Prepaid expenses and other assets	1,214	(1,758)	(3,398)
Accounts payable and accrued liabilities	(6,828)	7,846	(1,318)
Net cash used in operating activities	(3,864)	(3,147)	(39,464)
Cash flows from investing activities:
Additions to property and equipment	(5,334)	(9,467)	(32,571)
Deposits into (withdrawals from) capital improvement escrows, net	(1,209)	2,814	(1,534)
Distributions from unconsolidated joint ventures	9	9	8
Purchase of leasehold interests in restaurants	—	—	(15,027)
Additions to leasehold interests in restaurants	—	(219)	—
Return of investment in development hotels	3,000	—	—
Investment in development hotels	(15,330)	(375)	(5,569)
Investment in unconsolidated joint ventures	—	(151)	(6,426)
Net cash used in investing activities	(18,864)	(7,389)	(61,119)
Cash flows from financing activities:
Proceeds from debt	450,000	25,000	235,000
Payments on debt and capital lease obligations	(408,969)	(8,482)	(151,033)
Debt issuance costs	(13,271)	(265)	(5,163)
Cash paid in connection with vesting of stock based awards	(777)	(564)	(406)
Distributions to holders of noncontrolling interests in consolidated subsidiaries	(787)	(975)	(823)
Net cash provided by financing activities	26,196	14,714	77,575
Net increase (decrease) in cash and cash equivalents	3,468	4,178	(23,008)
Cash and cash equivalents, beginning of year	10,025	5,847	28,855
Cash and cash equivalents, end of year	$13,493	$10,025	$5,847
Supplemental disclosure of cash flow information:
Cash paid for interest	$44,350	$36,614	$29,757
Cash paid for income taxes	$1,039	$150	$651
Non cash investing activities are as follows:
Conversion of related party accounts receivable to joint venture capital contribution	$—	$—	$994
Cash included in purchase of interest in food and beverage joint ventures	$—	$—	$994
Non cash financing activities are as follows:
Promissory notes issued for acquisition of restaurant leases	$—	$—	$10,600

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.

Notes to Consolidated Financial Statements

1. Organization and Formation Transaction

Morgans Hotel Group Co., a Delaware corporation (the “Company”), was incorporated on October 19, 2005. The Company operates, owns, acquires, develops and redevelops boutique hotels, primarily in gateway cities and select resort markets in the United States, Europe and other international locations.

In addition, the Company owns leasehold interests in certain food and beverage venues.  Prior to the TLG Equity Sale, defined below, completed on January 23, 2015, the Company  operated nightclubs, restaurants, pool lounges, bars and other food and beverage venues primarily in  hotels operated by MGM Resorts International (“MGM”) in Las Vegas.

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

The Company has one reportable operating segment; it operates, owns, acquires, develops and redevelops boutique hotels, nightclubs, restaurants, bars and other food and beverage venues in many of the hotels it operates.  Prior to the TLG Equity Sale completed on January 23, 2015, defined and discussed below, the Company, through its ownership of The Light Group (“TLG”), owned and operated nightclubs, restaurants, pool lounges, bars and other food and beverage venues in hotels and casinos operated by MGM in Las Vegas and at Delano Las Vegas.  During the years ended December 31, 2014, 2013 and 2012, the Company derived 5.8%, 10.7%, and 12.6% of its total revenues from international locations, respectively. The assets at these international locations were not significant during the periods presented.

Hotels

The Company’s hotels as of December 31, 2014 were as follows:

Hotel Name	Location	Number of Rooms	Ownership
Hudson	New York, NY	878	(1)
Morgans	New York, NY	117	(2)
Royalton	New York, NY	168	(2)
Mondrian SoHo	New York, NY	263	(3)
Delano South Beach	Miami Beach, FL	194	(4)
Mondrian South Beach	Miami Beach, FL	222	(5)
Shore Club	Miami Beach, FL	308	(6)
Mondrian Los Angeles	Los Angeles, CA	236	(2)
Clift	San Francisco, CA	372	(7)
Sanderson	London, England	150	(2)
St Martins Lane	London, England	204	(2)
Mondrian London at Sea Containers	London, England	359	(2)
Delano Las Vegas	Las Vegas, Nevada	1,117	(8)
10 Karaköy	Istanbul, Turkey	71	(9)

(1)

The Company owns 100% of Hudson through its subsidiary, Henry Hudson Holdings LLC, which is part of a property that is structured as a condominium, in which Hudson constitutes 96% of the square footage of the entire building. As of December 31, 2014, Hudson had 878 guest rooms and 60 single room dwelling units (“SROs”).

(2)	Operated under a management contract.
(3)

Operated under a management contract and owned through an unconsolidated joint venture in which the Company held a minority ownership interest of approximately 20% at December 31, 2014. Effective March 6, 2015, the Company no longer holds any equity interest in Mondrian SoHo.  See note 5.

(4)	Wholly-owned hotel.

(5)

Operated as a condominium hotel under a management contract and owned through a 50/50 unconsolidated joint venture. As of December 31, 2014, 263 hotel residences had been sold, of which 150 are in the hotel rental pool and are included in the hotel room count, and 72 hotel residences remain to be sold. See note 5.

(6)

Operated under a management contract. Until December 30, 2013, the Company held a minority ownership interest of approximately 7% and accounted for the hotel as an unconsolidated joint venture. As of December 31, 2014, the Company had an immaterial contingent profit participation equity interest in Shore Club. See note 5.

(7)	The hotel is operated under a long-term lease which is accounted for as a financing. See note 7.
(8)	A licensed hotel managed by MGM.
(9)	A franchised hotel.

 Food and Beverage Operations

The Company leases and manages all but one of the Sanderson food and beverage venues.  The Company also owns three food and beverage venues subject to leasehold agreements at Mandalay Bay in Las Vegas, which are managed by TLG, defined below.  These food and beverage venues are included in the Company’s consolidated financial statements.

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

The Light Group

As of December 31, 2014, the Company owned a 90% controlling investment in TLG, a food and beverage management company, which primarily operates numerous venues in Las Vegas pursuant to management agreements with various MGM affiliates. Additionally, until January 14, 2015, TLG managed the food and beverage operations at Delano South Beach.

On November 30, 2011, pursuant to purchase agreements entered into on November 17, 2011, certain of the Company’s subsidiaries completed the acquisition of 90% of the equity interests in TLG Acquisition LLC (“TLG Acquisition,” and together with its subsidiaries, “TLG”), for a purchase price of $28.5 million in cash and up to $18.0 million in notes (the “TLG Promissory Notes”), which were convertible into shares of the Company’s common stock at $9.50 per share subject to the achievement of certain earnings before interest, tax, depreciation and amortization (“EBITDA”) targets for the acquired business (“The Light Group Transaction”).

In December 2014, the Company used cash on hand to repay and retire $19.1 million of the outstanding TLG Promissory Notes, which included the original principal balance of $18.0 million plus deferred interest of $1.1 million, as discussed further in note 7.

The primary assets of TLG consisted of its management and similar agreements primarily with various MGM affiliates. During the time the Company owned 90% of TLG, it recognized management fees in accordance with the applicable management agreement which generally provided for base management fees as a percentage of gross sales, and incentive management fees as a percentage of net profits, as calculated pursuant to the management agreements.

In 2013, TLG failed performance tests at certain MGM venues, and as a result, TLG agreed with MGM to amend the calculation of base and incentive management fees for all of TLG’s management agreements with MGM effective January 1, 2014 and agreed to a termination effective April 1, 2014 of TLG’s management agreement for Brand Steakhouse.

TLG Equity Sale.  On January 23, 2015, the Company sold its 90% equity interest in TLG to Hakkasan Holdings LLC (“Hakkasan”) (the “TLG Equity Sale”) for $32.8 million, net of closing costs.  The transaction was approved by the Company’s Board of Directors as part of its ongoing review of strategic alternatives to maximize value for stockholders.

The Company has certain indemnification obligations, which generally survive for 18 months; however, no amounts will be held in escrow for the satisfaction of such claims.  TEJ Management, LLC, an entity controlled by Andrew Sasson, and Galts Gulch Holding Company LLC, an entity controlled by Andy Masi (together, the “Minority Holders”) did not exercise their right to participate in the TLG Equity Sale. The Minority Holders maintained the right to put their equity interests to TLG’s managing member for amounts determined pursuant to the Amended and Restated Limited Liability Company of TLG. Hakkasan, as the current managing member, is obligated to pay $3.6 million of this amount upon delivery of the 10% equity interest in TLG held by the Minority Holders with the Company paying any amounts in excess of this amount, as discussed below in “—Sasson-Masi Put Options.”

In addition, for the 18 months following the closing of the TLG Equity Sale, the Company has the right to purchase 49% of the equity of TLG from Hakkasan (the “Option Right”).   The Option Right does not currently trigger any accounting impact on the Company’s consolidated financial statements.

Sasson-Masi Put Options.  On January 15, 2015, each of Messrs. Sasson and Masi exercised his right to require Morgans Group to purchase his equity interest in TLG at a purchase price equal to his percentage equity ownership interest multiplied by the product of seven times the EBITDA from non-Morgans business (“Non-Morgans EBITDA”) for the preceding 12 months, subject to certain adjustments (the “Sasson-Masi Put Options”). The Company initially accounted for the redeemable noncontrolling interest at fair value in accordance with Accounting Standard Codification (“ASC”) 805, Business Combinations. Due to the redemption feature associated with the Sasson-Masi Put Options, the Company classified the noncontrolling interest in temporary equity in accordance with the Securities and Exchange Commission’s guidance as codified in ASC 480-10, Distinguishing Liabilities from Equity. Subsequently, the Company accreted the redeemable noncontrolling interest to its current redemption value, which approximates fair value, each period. The change in the redemption value did not impact the Company’s earnings or earnings per share.   The estimated aggregate purchase price for the Sasson-Masi Put Options was approximately $5.0 million based on the contractual formula applied as of December 31, 2014 and to an option exercise date of January 15, 2015.  However, pursuant to the TLG Equity Sale, Hakkasan, as the current managing member, is obligated to pay $3.6 million of this amount upon delivery of the 10% equity interest in TLG held by the Minority Holders.  As a result, the Company’s net cash outlay is expected to be approximately $1.4 million.

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

The Hudson/Delano 2014 Mortgage Loan, defined and discussed below in note 7, provides that, in the event the debt yield ratio falls below certain defined thresholds, all cash flows from Hudson and Delano South Beach are deposited into accounts controlled by the lenders from which debt service and operating expenses, including management fees, are paid and from which other reserve accounts may be funded. Any excess amounts will be retained by the lenders until the debt yield ratio exceeds the required thresholds for two consecutive calendar quarters. As of December 31, 2014, the debt yield ratio exceeded the required threshold.

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

As of December 31, 2014, restricted cash also consisted of cash held in escrow for insurance programs.

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

Costs of significant improvements, including real estate taxes, insurance, and interest during the construction periods are capitalized. There was no such capitalized real estate taxes, insurance and interest for the years ended December 31, 2014 and 2013.

Goodwill

Goodwill represents the excess purchase price over the fair value of net assets attributable to business acquisitions and combinations. The Company tests for impairment of goodwill at least annually at year end. The Company will test for impairment more frequently if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. In accordance with ASU No. 2011-08, management assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If this is the case, management will perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. In applying the detailed two-step process, management identifies potential impairments in goodwill by comparing the fair value of the reporting unit with its book value. If the fair value of the reporting unit exceeds the carrying amount, including goodwill, the asset is not impaired. Any excess of carrying value over the estimated fair value of goodwill would be recognized as an impairment loss in continuing operations.

 The Company has one reportable operating segment, which is its reporting unit under ASC 350-20; therefore management aggregates goodwill associated to all owned hotels as well as the goodwill recorded in connection with the acquisition of TLG and the Company’s owned food and beverage venues when analyzing potential impairment.

As of December 31, 2014 and 2013, management concluded that no goodwill impairment existed as qualitative factors did not indicate that the fair value of the Company’s reporting unit was less than its carrying value. Further, management also performed a quantitative analysis comparing the Company’s carrying values to market values, as provided by third-party appraisals prepared in January 2014 and other market data available, and concluded that the fair value of the Company’s reporting unit was significantly greater than its carrying value. Management does not believe it is reasonably likely that goodwill will become impaired in future periods, but will test goodwill before the 2015 year end if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

In connection with the TLG Equity Sale, the Company will write off the appropriate amount of goodwill associated with TLG during the first quarter of 2015.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Property, Plant and Equipment (“ASC 360-10”) long-lived assets currently in use are reviewed periodically for possible impairment and will be written down to fair value if considered impaired. Long-lived assets to be disposed of are written down to the lower of cost or fair value less the estimated cost to sell. The Company reviews its portfolio of long-lived assets for impairment at least annually or when specific triggering events occur, as required by ASC 360-10. Recoverability of such assets is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset as determined by analyzing the operating forecasts for future periods. When events or changes of circumstances indicate that an asset’s carrying value may not be recoverable, the Company tests for impairment by estimating each property’s fair value using a discounted cash flow method taking into account each property’s expected cash flow from operations, holding period and net proceeds from the dispositions of the property. The factors the Company addresses in determining estimated net proceeds from disposition include anticipated operating cash flow in the year of disposition, terminal cash flow capitalization rate and selling price per room. For the years ended December 31, 2014 and 2013, management concluded that all long-lived assets were not impaired.

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

As discussed below, the Company adopted Accounting Standards Update No. 2014-08 (“ASU 2014-08”), “Presentation of Financial Statements and Property, Plant and Equipment; Reporting Discontinued Operations and Disclosures of Components of an Entity” in 2014, and as a result, it evaluates properties or assets to be held for sale under this new accounting literature.  If, under the guidance of ASU 2014-08, a property or asset meets the requirements to be classified as a discontinued operation, the operations of the properties held for sale prior to the sale date are recorded in discontinued operations.  Otherwise, management looks to ASC 360-10-45 for guidance on presentation of properties or assets presented as assets held for sale.

In December 2014, the Company’s Board of Directors approved the TLG Equity Sale, as discussed in note 1.  For the year ended December 31, 2014, the Company has classified the assets and liabilities related to TLG as assets held for sale, as discussed further in note 17.  The Company’s assets related to TLG include its investment in the TLG management contracts, which were amortized using the straight line method, over the life of each applicable management contract prior to the Company’s reclassification of these assets to held for sale, goodwill, and some intangible assets.  The Company’s liabilities related to TLG are payables which are incurred in the normal course of running the food and beverage management company.  The Company has also reclassified its December 31, 2013 consolidated balance sheet to present the assets and liabilities related to TLG as assets held for sale.

Business Combinations

The Company recognizes identifiable assets acquired, liabilities (both specific and contingent) assumed, and non-controlling interests in a business combination at their fair values at the acquisition date based on the exit price (i.e. the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date). Furthermore, acquisition-related costs, such as due diligence, legal and accounting fees, are expensed as incurred. In certain situations, a deferred tax asset or liability is created due to the difference between the fair value and the tax basis of the acquired asset and assumed liabilities at the acquisition date, which also may result in a goodwill asset being recorded.

 Investments in and Advances to Unconsolidated Joint Ventures

The Company accounts for its investments in unconsolidated joint ventures using the equity method as it does not exercise control over significant business decisions such as buying, selling or financing nor is it the primary beneficiary under ASC 810-10, as discussed above. Under the equity method, the Company increases its investment for its proportionate share of net income and contributions to the joint venture and decreases its investment balance by recording its proportionate share of net loss and distributions. Once the Company’s investment balance in an unconsolidated joint venture is zero, the Company suspends recording additional losses. For investments in which there is recourse or unfunded commitments to provide additional equity, distributions and losses in excess of the investment are recorded as a liability. As of December 31, 2014 and 2013, there were no liabilities required to be recorded related to these investments.

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

In 2013 and 2012, based on various factors, but primarily current economic conditions and certain upcoming mortgage debt maturities, the Company recognized, through its equity in loss from unconsolidated joint ventures, impairment charges totaling $0.2 million and $1.6 million, respectively, related to its unconsolidated joint ventures in Ames, Mondrian SoHo and Mondrian South Beach. As a result of these impairments and the recording of the Company’s equity in loss at each respective joint venture, the Company’s investment in Mondrian SoHo and Mondrian South Beach is zero as of December 31, 2014. Effective April 26, 2013, the Company no longer had any ownership interest in Ames.

Other Assets

In October 2014, the Company funded an approximately $15.3 key money obligation related to Mondrian London, which is included in Other Assets and is being amortized over the term of the hotel management agreement.

In August 2012, the Company entered into a 10-year licensing agreement with MGM, with two five-year extensions at the Company’s option subject to performance thresholds, to convert THEhotel to Delano Las Vegas. Delano Las Vegas opened in September 2014.  In addition, the Company acquired the leasehold interests in three food and beverage venues at Mandalay Bay in Las Vegas from an existing tenant for $15.0 million in cash at closing and a deferred, principal-only $10.6 million promissory note (“Restaurant Lease Note”) to be paid over seven years, which the Company recorded at fair value as of the date of issuance at $7.5 million, as discussed in note 7. The food and beverage venues, which have been reconcepted and renovated, were and continue to be managed by TLG. The three food and beverage venues are operated pursuant to 10-year operating leases with an MGM affiliate, pursuant to which the Company pays minimum annual lease payments and a percentage rent based on cash flow. The Company allocated the total consideration paid, or to be paid, to the license agreement and the restaurant leasehold asset based on their respective fair values. The Company amortizes the fair value of the license agreement, using the straight line method, over the 10-year life of the license agreement, and the fair value of the restaurant leasehold interests, using the straight line method, over the 10-year life of the operating leases.

Further, as of December 31, 2014, other assets primarily consist of deferred financing costs which are being amortized, using the straight line method, which approximates the effective interest rate method, over the terms of the related debt agreements.

 Foreign Currency Translation

As we have international operations at hotels that we manage in London and hotels operated pursuant to franchise agreements in Turkey, currency exchange risks between the U.S. dollar and the British pound and U.S dollar and Turkish Lira arise as a normal part of our business. We reduce these risks by transacting these businesses primarily in their local currency. As a result, the translation of transactions with these hotels has resulted in foreign currency transaction gains and losses, which have been reflected in the results of operations based on exchange rates in effect at the date of the transactions. Such transactions do not have a material effect on the Company’s earnings.

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

The Company recognizes base and incentive management fees and chain service expense reimbursements related to the management of operating hotels in which the Company does not have an ownership interest, or in operating hotels that are unconsolidated joint ventures. These amounts are recognized as revenue when earned in accordance with the applicable management agreement. Under its management agreements, the Company generally recognizes base management and chain service expense reimbursements as a percentage of gross revenue and incentive management fees as a percentage of net operating income or Net Capital or Refinancing Proceeds, as defined in the applicable management agreement. The chain service expense reimbursements represent reimbursements of costs incurred by the Company from its managed hotels. The Company recognizes termination fees as income when received.  In 2013, the Company received and recorded income of $2.3 million of termination fees which was recorded in management fee-related parties other income on the consolidated statements of comprehensive loss.

Additionally, the Company recognizes license and franchise fees related to operating hotels that are subject to license or franchise agreements and managed by third parties.  These fees are recognized as revenue when earned in accordance with the applicable agreement. Under its license and franchise agreements, the Company generally recognizes base license or franchise fees as a percentage of gross sales, and incentive management fees as a percentage of net profits, as calculated pursuant to the applicable management agreement.

Prior to completion of the TLG Equity Sale, the Company, through its ownership of TLG, also recognized management fees from the management of nightclubs, restaurants, pool lounges, and bar venues. These fees were recognized as revenue when earned in accordance with the applicable management agreement. Under its food and beverage management agreements, the Company generally recognizes base management fees as a percentage of gross sales, and incentive management fees as a percentage of net profits, as calculated pursuant to the applicable management agreement.

Concentration of Credit Risk

The Company places its temporary cash investments in high credit financial institutions. However, a portion of temporary cash investments may exceed FDIC insured levels from time to time. The Company has never experienced any losses related to these balances.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred and are included in hotel selling, general and administrative expenses on the accompanying consolidated statements of comprehensive loss. These costs amounted to approximately $0.8 million, $0.8 million, and $1.1 million, for the years ended December 31, 2014, 2013, and 2012, respectively.

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

Income taxes for the years ended December 31, 2014, 2013, and 2012, were computed using the Company’s effective tax rate.

Derivative Instruments and Hedging Activities

As of December 31, 2014 and 2013, the Company had cash flow hedges in the form of interest rate caps whose estimated fair market values were immaterial.  In accordance with ASC 815-10, Derivatives and Hedging (“ASC 815-10”) the Company records all derivatives on the balance sheet at fair value and provides qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

Credit-risk-related Contingent Features

The Company has entered into warrant agreements with Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P., (collectively, the “Yucaipa Investors”), as discussed in note 11, to purchase a total of 12,500,000 shares of the Company’s common stock at an exercise price of $6.00 per share (the “Yucaipa Warrants”). In addition, subject to the terms of the Securities Purchase Agreement, the Yucaipa Investors have certain consent rights over certain transactions for so long as they collectively own or have the right to purchase through exercise of the Yucaipa Warrants 6,250,000 shares of the Company’s common stock. The Yucaipa Warrants are exercisable utilizing a cashless exercise method only, resulting in a net share issuance.

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

Currently, the Company uses interest rate caps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. To comply with the provisions of ASC 820-10, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2014 and 2013, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. Accordingly, all derivatives have been classified as Level 2 fair value measurements. As of December 31, 2014, the Company had three interest rate caps outstanding and the fair value of these interest rate caps was less than $0.1 million.

In connection with The Light Group Transaction, the Company provided Messrs. Sasson and Masi with the Sasson-Masi Put Options, which were exercised in January 2015, as discussed further in note 1.  Due to the redemption feature associated with the Sasson-Masi Put Options, the Company classified the noncontrolling interest in temporary equity. Subsequently, the Company accreted the redeemable noncontrolling interest to its current redemption value, which approximates fair value, each period. The Company has determined that the majority of the inputs used to value the Sasson-Masi Put Options fall within Level 3 of the fair value hierarchy. Accordingly, the Sasson-Masi Put Options were classified as Level 3 fair value measurements.

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

 During the year ended December 31, 2013, the Company recognized non-cash impairment charges related to the Company’s receivables due from and other assets related to Mondrian SoHo and Delano Marrakech, which was recorded as an impairment loss on receivables and other assets from unconsolidated joint venture and managed hotel. Also during the years ended December 31, 2013 and 2012, the Company recognized non-cash impairment charges related to the Company’s investments in unconsolidated joint ventures, through equity in loss from unconsolidated joint ventures. The Company’s estimated fair value relating to these impairment assessments was based primarily upon Level 3 measurements, including a discounted cash flow analysis to estimate the fair value of the assets taking into account the assets expected cash flow, holding period and estimated proceeds from the disposition of assets, as well as market and economic conditions.

The following table presents charges recorded as a result of applying Level 3 non-recurring measurements included in net loss for the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012
Investment in Mondrian SoHo	$—	$1,027
Investment in Ames	151	564
Receivables and other assets from managed hotel and unconsolidated joint venture	6,029	—
Total Level 3 measurement expenses included in net loss	$6,180	$1,591

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, and fixed and variable rate debt. Management believes the carrying amount of the aforementioned financial instruments, excluding fixed-rate debt, is a reasonable estimate of fair value as of December 31, 2014 and 2013 due to the short-term maturity of these items or variable market interest rates.

The fair market value of the Company’s $55.8 million of fixed rate debt, which includes the Company’s trust preferred securities and Restaurant Lease Note, discussed above, and excludes capital leases, as of December 31, 2014 was approximately $64.4 million, using market rates.  The fair market value of the Company’s $247.1 million of fixed rate debt, which includes the Company’s trust preferred securities, the then outstanding TLG Promissory Notes at fair value, and Restaurant Lease Note, and then outstanding 2.375% Senior Subordinated Convertible Notes (the “Convertible Notes”) at face value, as discussed in note 7, as of December 31, 2013 was approximately $217.7 million, using market rates.

Although the Company has determined that the majority of the inputs used to value its fixed rate debt fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its fixed rate debt utilize Level 3 inputs, such as estimates of current credit spreads. However, as of December 31, 2014 and 2013, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its fixed rate debt and determined that the credit valuation adjustments are not significant to the overall valuation of its fixed rate debt. Accordingly, all derivatives have been classified as Level 2 fair value measurements.

Stock-based Compensation

The Company accounts for stock based employee compensation using the fair value method of accounting described in ASC 718-10. For share grants, total compensation expense is based on the price of the Company’s stock at the grant date. For option grants, the total compensation expense is based on the estimated fair value using the Black-Scholes option-pricing model. For awards under the Company’s Outperformance Award Program, discussed in note 10, long-term incentive awards, the total compensation expense was based on the estimated fair value using the Monte Carlo pricing model. Compensation expense is recorded ratably over the vesting period.

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

Redeemable Noncontrolling Interest

Due to the redemption feature associated with the Sasson-Masi Put Options, the Company initially classified the noncontrolling interest in temporary equity in accordance with the Securities and Exchange Commission’s guidance as codified in ASC 480-10, Distinguishing Liabilities from Equity. Subsequently, the Company accreted the redeemable noncontrolling interest to its current redemption value, which approximates fair value, each period. The change in the redemption value does not impact the Company’s earnings or earnings per share.  The Sasson-Masi Put Options were exercised on January 15, 2015, as discussed further in note 1.

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

The membership units in Morgans Group, the Company’s operating company, owned by the Former Parent are presented as a noncontrolling interest in Morgans Group in the consolidated balance sheets and were approximately $0.4 million and $0.5 million as of December 31, 2014 and 2013, respectively. The noncontrolling interest in Morgans Group is: (i) increased or decreased by the holders of membership interests’ pro rata share of Morgans Group’s net income or net loss, respectively; (ii) decreased by distributions; (iii) decreased by exchanges of membership units for the Company’s common stock; and (iv) adjusted to equal the net equity of Morgans Group multiplied by the holders of membership interests’ ownership percentage immediately after each issuance of units of Morgans Group and/or shares of the Company’s common stock and after each purchase of treasury stock through an adjustment to additional paid-in capital. Net income or net loss allocated to the noncontrolling interest in Morgans Group is based on the weighted-average percentage ownership throughout the period. As of December 31, 2014, there were 75,446 membership units outstanding, each of which is exchangeable for a share of the Company’s common stock.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08 (“ASU 2014-08”), “Presentation of Financial Statements and Property, Plant and Equipment; Reporting Discontinued Operations and Disclosures of Components of an Entity.” ASU 2014-08 modifies the requirements for reporting discontinued operations. Under the amendments in ASU 2014-08, the definition of discontinued operation has been modified to only include those disposals of an entity that represent a strategic shift that has, or will have, a major effect on an entity’s operations and financial results, the operations and cash flows of the component have been, or will be, eliminated from the ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. ASU 2014-08 shall be applied prospectively for periods beginning on or after December 15, 2014, with early adoption permitted. The Company adopted ASU 2014-08 in early 2014 and as a result of this adoption, no changes were made to the accompanying consolidated financial statements.   The Company applied ASU 2014-08 to its assessment of the appropriate financial statement presentation in connection with the TLG Equity Sale and concluded that TLG did not meet the definition of a discontinued operation.  Therefore, the Company has presented the assets and liabilities of TLG as held for sale on its consolidated balance sheets.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers,” which supersedes all existing revenue recognition guidance as well as most industry-specific guidance, and significantly enhances comparability of revenue recognition practices across entities and industries by providing a principles-based, comprehensive framework for addressing revenue recognition issues. Under ASU 2014-09, the reporting entity must recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled to those good and services. ASU 2014-09 defines a five step process to achieve this principle and it also specifies the accounting for some costs to obtain or fulfill a contract with a customer and provides enhanced disclosure requirements. ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2016, and interim reporting periods therein, which for the

Company will be its 2017 first quarter. The Company is permitted to use the retrospective or modified retrospective method when adopting ASU No. 2014-09. The Company is currently evaluating the impact of the adoption of ASU 2014-09 will have on its consolidated financial statements.

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

In November 2014, the FASB issued Accounting Standards Update No. 2014-16 (“ASU 2014-16”), “Derivatives and Hedging - Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.”   ASU 2014-16 applies to any entity that is an issuer of, or invests in, hybrid financial instruments that are issued in the form of a share. The amendments in ASU 2014-16 clarify that an entity must take into account all relevant terms and features when reviewing the nature of the host contract. Additionally, the amendments state that no one term or feature would define the host contract’s economic characteristics and risks. Instead, the economic characteristics and risks of the hybrid financial instrument as a whole would determine the nature of the host contract. ASU 2014-16 will be effective for public business entities for fiscal years, and interim periods within, starting after December 15, 2015. The Company is currently evaluating the impact that ASU 2014-12 will have on its consolidated financial statements.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02 (“ASU 2015-02”), “Consolidation – Amendments to the Consolidation Analysis.”   ASU 2015-02 applies to reporting entities that are required to evaluate whether they should consolidate certain legal entities.  Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities.  Additionally, the amendments eliminate the presumption that a general partner should consolidate a limited partnership.  The amendments in ASU 2015-02 affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships.   ASU 2015-02 will be effective for public business entities for fiscal years, and interim periods within, beginning after December 15, 2015. The Company is currently evaluating the impact that ASU 2015-02 will have on its consolidated financial statements.

Reclassifications

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation, including the presentation of TLG as an asset held for sale, discussed in note 1.

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

Basic earnings (loss) per share is calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share include the effect of potential shares outstanding, including dilutive securities. Potential dilutive securities may include shares and options granted under the Company’s stock incentive plan and membership units in Morgans Group, which may be exchanged for shares of the Company’s common stock under certain circumstances. The 75,446 Morgans Group membership units (which may be converted to cash, or at the Company’s option, common stock) held by third parties at December 31, 2014, Yucaipa Warrants issued to the Yucaipa Investors, unvested restricted stock units, LTIP Units (as defined in note 10), and stock options have been excluded from the diluted net income (loss) per common share calculation, as there would be no effect on reported diluted net income (loss) per common share.

The table below details the components of the basic and diluted loss per share calculations (in thousands, except for per share data). The Company has not had any undistributed earnings in any calendar quarter presented. Therefore, the Company does not present earnings per share following the two-class method.

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Numerator:
Net loss	$(50,043)	$(44,150)	$(56,491)
Net (income) loss attributable to noncontrolling interest	(681)	(5)	804
Net loss attributable to Morgans Hotel Group Co.	(50,724)	(44,155)	(55,687)
Less: preferred stock dividends and accretion	15,827	14,316	11,124
Net loss attributable to common stockholders	$(66,551)	$(58,471)	$(66,811)
Denominator:
Weighted average basic common shares outstanding	34,133	32,867	31,437
Effect of dilutive securities	—	—	—
Weighted average diluted common shares outstanding	34,133	32,867	31,437
Basic and diluted loss available to common stockholders per common share	$(1.95)	$(1.78)	$(2.13)

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	As of December 31, 2014	As of December 31, 2013
Land	$45,194	$45,194
Building	332,337	330,316
Furniture, fixtures and equipment	99,291	107,475
Construction in progress	275	308
Subtotal	477,097	483,293
Less accumulated depreciation	(199,272)	(190,797)
Property and equipment, net	$277,825	$292,496

Property subject to capital lease, such as Clift and two condominium units at Hudson, both discussed in note 7, are included under “Building” in the above table. Fully depreciated assets totaling approximately $10.4 million and $0.9 million were retired during the years ended December 31, 2014 and 2013, respectively.  Depreciation on property and equipment was $19.9 million, $20.3 million, and $17.6 million, for the years ended December 31, 2014, 2013, and 2012, respectively. Depreciation on property subject to capital leases was $0.1 million, for each of the years ended December 31, 2014, 2013 and 2012.

5. Investments in and Advances to Unconsolidated Joint Ventures

The Company’s investments in and advances to unconsolidated joint ventures and its equity in losses of unconsolidated joint ventures are summarized as follows (in thousands):

Investments

Entity	As of December 31, 2014	As of December 31, 2013
Mondrian Istanbul	$10,392	$10,392
Other	100	100
Total investments in and advances to unconsolidated joint ventures	$10,492	$10,492

Equity in income (losses) from unconsolidated joint ventures

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Mondrian South Beach	$—	$—	$(4,016)
Mondrian SoHo	—	—	(1,027)
Mondrian South Beach food and beverage – MC South Beach	—	(629)	(836)
Ames	—	(151)	(564)
Other	9	(48)	7
Total	$9	$(828)	$(6,436)

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

In April 2010, the Mondrian South Beach ownership joint venture amended the nonrecourse mortgage financing and mezzanine loan agreements secured by Mondrian South Beach or related equity interests and extended the maturity date for up to seven years through one-year extension options until April 2017, subject to certain conditions. Among other things, the amendment allowed the joint venture to accrue all interest through April 2012, accrue a portion of the interest thereafter, extend the mezzanine loan to April 2027 if the mortgage loan is retired, and provide the ability to provide seller financing to qualified condominium buyers with up to 80% of the condominium purchase price. The Company and an affiliate of its joint venture partner each provided an additional $2.75 million to the joint venture through the mezzanine financing joint venture resulting in total mezzanine financing provided by the mezzanine financing joint venture of $28.0 million. After the repayment of the mortgage debt, the mezzanine financing joint venture receives the first $5.5 million of net cash flow, the lender mezzanine financing receives the next $5.5 million, and the remaining proceeds are distributed equally between the joint venture mezzanine loan and the lender mezzanine loan.

In February 2015, the joint venture exercised its option to extend the outstanding mortgage and mezzanine debt until April 2016. As of December 31, 2014, the joint venture’s outstanding nonrecourse mortgage loan was $23.1 million, with interest accruing at LIBOR plus 3.8% and paid at LIBOR plus 1.5%.  The outstanding mezzanine loan was $28.0 million, with interest accruing at 4.35%. In addition, the outstanding mezzanine debt owed to affiliates of the joint venture partners was $28.0 million.

The joint venture is in the process of selling units as condominiums, subject to market conditions, and unit buyers will have the opportunity to place their units into the hotel’s rental program. As of December 31, 2014, 263 hotel residences had been sold, of which 150 are in the hotel rental pool and are included in the hotel room count, and 72 hotel residences remain to be sold. In addition to hotel management fees, the Company could also realize fees from the sale of condominium units, although there can be no assurances of any sales in the future.

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

Summarized balance sheet information of Mondrian South Beach is as follows (in thousands):

	As of December 31, 2014	As of December 31, 2013
Real estate, net	$46,343	$60,323
Other assets	13,908	10,285
Total assets	$60,251	$70,608
Other liabilities	26,674	20,233
Debt	79,062	89,015
Total deficit	(45,485)	(38,640)
Total liabilities and deficit	$60,251	$70,608
Company’s share of deficit	(20,950)	(17,686)
Advance to joint venture in the form of mezzanine financing	14,000	14,000
Capitalized costs/reimbursements	(310)	(310)
Loss in excess of investment balance not recorded by the Company	6,950	3,686
Company’s investment balance	$—	$—

Summarized income statement information of Mondrian South Beach is as follows (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Operating revenues	$36,528	$37,046	$44,224
Operating expenses	38,819	38,915	49,924
Depreciation	860	898	821
Operating loss	(3,151)	(2,767)	(6,521)
Interest expense	2,756	2,087	946
Impairment loss	—	1,500	3,355
Net loss	(5,907)	(6,354)	(10,822)
Amount recorded in equity in loss	$—	$—	$(4,016)

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

The joint venture obtained a loan of $195.2 million to acquire and develop the hotel, which matured in June 2010. On July 31, 2010, the mortgage loan secured by the hotel was amended to, among other things, provide for extensions of the maturity date to November 2011 with extension options through 2015, subject to certain conditions including a minimum debt service coverage test calculated, based on ratios of net operating income to debt service for specified periods ended September 30th of each year. The joint venture satisfied the extension conditions in 2011, but did not satisfy the conditions in November 2012. In January 2013, the lender initiated foreclosure proceedings and litigation is ongoing, although a court appointed referee issued a report in August 2014 setting the amount due on the loan ($250.5 million as of August 18, 2014, plus interest accruing at a daily rate of approximately $84,000, as of August 18, 2014) and determining the property should be sold as one parcel.  On September 15, 2014, the lender filed a motion to confirm the referee’s report in the foreclosure action and for proposed judgment of foreclosure and sale.  The foreclosure judgment was issued on November 25, 2014 and the foreclosure sale was held on January 7, 2015, at which GACC was the winning and only bidder. GACC had an agreement to assign its bid to an affiliate of the Sapir Organization (“Sapir”), a New York-based real estate development and management organization; and in connection with that contract, GACC and Sapir have agreed to terminate the Company as manager of Mondrian SoHo.  That sale to Sapir closed on March 6, 2015.  As a result, effective March 6, 2015, the Company no longer holds any equity interest in Mondrian SoHo. Refer to note 8 for further discussion related to ongoing Mondrian SoHo legal proceedings.

As of December 31, 2014, the Mondrian SoHo joint venture’s outstanding mortgage debt secured by the hotel was $196.0 million.  In addition, as of August 18, 2014, the court appointed referee calculated deferred interest through the date of default of $20.8 million and default interest of $33.4 million.   As a result of the completion of the foreclosure sale of Mondrian SoHo, the joint venture will not pay these outstanding amounts.

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

Summarized balance sheet information of Mondrian SoHo, excluding the default interest as discussed above, which was eliminated as an obligation of the joint venture upon completion of the foreclosure sale on March 6, 2015, is as follows (in thousands):

	As of December 31, 2014	As of December 31, 2013
Real estate, net	$155,204	$160,596
Other assets	9,181	6,146
Total assets	$164,385	$166,742
Other liabilities	41,319	35,516
Debt	196,017	196,017
Preferred loans from members and vendor loans	37,725	37,263
Total deficit	(110,676)	(102,054)
Total liabilities and deficit	$164,385	$166,742
Company’s share of deficit	(22,135)	(20,410)
Advance to joint venture in the form of preferred loans	11,876	11,876
Loss in excess of investment balance not recorded by Company	10,259	8,534
Company’s investment balance	$—	$—

Summarized income statement information of Mondrian SoHo is as follows (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Operating revenues	$41,499	$41,325	$34,759
Operating expenses	28,314	29,424	26,324
Depreciation	5,668	5,663	5,599
Operating income	7,517	6,238	2,836
Interest expense	16,139	13,109	20,616
Net loss	(8,622)	(6,871)	(17,780)
Amount recorded in equity in loss	$—	$—	$(1,027)

Food and Beverage Venture at Mondrian South Beach

In June 2011, the Company acquired its former joint venture partner’s ownership interest in the food and beverage venture at Mondrian South Beach.  As a result, the Company owns 50% of the venture.  The other 50% is owned by the Mondrian South Beach hotel joint venture, in which the Company has a 50% interest. The Company concluded that this venture did not meet the requirements of a variable interest entity and accordingly, this investment in the joint venture is accounted for using the equity method, as the Company does not believe it exercises control over significant asset decisions such as buying, selling or financing.

The Company accounted for this investment under the equity method of accounting through December 31, 2013, until its recording of losses was suspended. As of December 31, 2014, the Company’s investment in this food and beverage venture was zero. Because the Company has written its investment value in the joint venture to zero, for financial reporting purposes, the Company believes its maximum exposure to losses as a result of its involvement in the food and beverage venture at Mondrian South Beach is limited to any outstanding receivables, which was immaterial as of December 31, 2014.

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

On April 26, 2013, the joint venture closed on a new loan agreement with the mortgage lenders that provided for a reduction of the mortgage debt and an extension of maturity in return for a cash paydown. The Company did not contribute to the cash paydown and instead entered into an agreement with its joint venture partner, as discussed further in note 8.

In May 2013, the hotel owner exercised its right to terminate the Company’s management agreement effective July 17, 2013, and on July 17, 2013 the management agreement terminated. As a result, the Company recorded $1.8 million in termination fee income during 2013.

Prior to the Company assigning its equity interests in the joint venture to its joint venture partner, net income or loss and cash distributions or contributions were allocated to the partners in accordance with their respective ownership interests. The Company accounted for this investment under the equity method of accounting.

The Company had no ownership interest in Ames as of December 31, 2014 or 2013.  Summarized income statement information of Ames is as follows (in thousands). Information presented in 2013 is from January 1, 2013 through April 26, 2013, the date the Company no longer had an ownership interest in Ames:

	January 1, 2013 to April 26, 2013	Year Ended December 31, 2012
Operating revenues	$2,587	$10,277
Operating expenses	4,986	10,284
Depreciation	532	1,690
Operating loss	(2,931)	(1,697)
Interest expense	1,035	1,782
Gain on sale of tax credits	(683)	(2,048)
Net loss	(3,283)	(1,431)
Amount recorded in equity in loss	$(151)	$(564)

Shore Club

On December 30, 2013, Shore Club was sold to HFZ Capital Group. Phillips International, an affiliate of Shore Club’s former owner, retains an ownership stake. The new owner has publicly stated that it may convert a substantial part of the hotel to condominiums, and the Company could be replaced as hotel manager. To date, the Company has received no notice of termination of its management agreement, and intends to continue to operate the hotel pursuant to that agreement. However, no assurance can be provided that the Company will continue to do so in the future. As of December 31, 2014, the Company had only an immaterial contingent profit participation equity interest in Shore Club.

Mondrian Istanbul

In December 2011, the Company entered into a hotel management agreement for an approximately 114-room Mondrian-branded hotel to be located in the Old City area of Istanbul, Turkey. In December 2011 and January 2012, the Company contributed an aggregate of $10.3 million in the form of equity and key money and has a 20% ownership interest in the joint venture owning the hotel. The Company has no additional funding commitments in connection with this project.

Due to the Company’s joint venture partner’s failure to achieve certain agreed milestones in the development of the Mondrian Istanbul hotel, in early 2014, the Company exercised its put option under the joint venture agreement that requires the Company’s joint venture partner to buy back the Company’s equity interests in the Mondrian Istanbul joint venture. The Company’s rights under that joint venture agreement are secured by, among other things, a mortgage on the property. In February 2014, the Company issued a notice of default to its joint venture partner, as they failed to buy back the Company’s equity interests by the contractual deadline, and further notified its joint venture partner that the Company plans to begin foreclosure proceedings as a result of the event of default. The Company initiated foreclosure proceedings on March 11, 2014. The Company’s joint venture partner, and through such joint venture partner, the joint venture itself, have objected to the foreclosure proceeding, as a result of which, the foreclosure proceeding is currently stayed.  A case for the annulment of such objection to the foreclosure proceeding was initiated on October 31, 2014 and is currently pending.  Additionally, in June 2014, the joint venture purported to notify the Company that it had terminated the hotel management agreement. The Company has objected to such purported notices and intends to vigorously defend against any lawsuit that may result. In addition, the Company has initiated proceedings in an English court seeking payment of the put option amount against the individual shareholders behind the joint venture partner.  The parties are also seeking various other judicial remedies in Turkey.

6. Other Liabilities

Other liabilities consist of the following (in thousands):

	As of December 31, 2014	As of December 31, 2013
Designer fee claim	$13,866	$13,866
OPP LTIP Units Liability (note 10)	—	25
	$13,866	$13,891

Designer Fee Claim

As of December 31, 2014 and 2013, other liabilities consist of $13.9 million related to a designer fee claim. The Former Parent had an exclusive service agreement with a hotel designer, pursuant to which the designer has made various claims related to the agreement. Although the Company is not a party to the agreement, it may have certain contractual obligations or liabilities to the Former Parent in connection with the agreement. According to the agreement, the designer was owed a base fee for each designed hotel, plus 1% of gross revenues, as defined in the agreement, for a 10-year period from the opening of each hotel. In addition, the agreement also called for the designer to design a minimum number of projects for which the designer would be paid a minimum fee. A liability amount has been estimated and recorded in these consolidated financial statements before considering any defenses and/or counter-claims that may be available to the Company or the Former Parent in connection with any claim brought by the designer. The estimated costs of the design services were capitalized as a component of the applicable hotel and amortized over the five-year estimated life of the related design elements.

7. Debt and Capital Lease Obligations

Debt and capital lease obligations consists of the following (in thousands):

Description	As of December 31, 2014	As of December 31, 2013	Interest rate at December 31, 2014
Hudson/Delano Mortgage (a)	$450,000	$—	5.82% (LIBOR + 5.65%)
Notes secured by Hudson (a)	—	180,000
Clift debt (b)	93,829	91,486	9.60%
Liability to subsidiary trust (c)	50,100	50,100	8.68%
Convertible Notes (d)	—	170,698	2.375%
Restaurant Lease Note (e)	5,709	6,551	(e)
Capital lease obligations (f)	6,105	6,105	(f)
Revolving credit facility (g)	—	37,000
Debt and capital lease obligation	$605,743	$541,940
Debt of asset held for sale (h)	$—	$18,811	(h)

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

The net proceeds from the Hudson/Delano 2014 Mortgage Loan were applied to (1) repay $180.0 million of outstanding mortgage debt under the prior mortgage loan secured by Hudson (the “Hudson 2012 Mortgage Loan”), (2) repay $37.0 million of indebtedness under the Company’s $100.0 million senior secured revolving credit facility secured by Delano South Beach (the “Delano Credit Facility”), (3) provide cash collateral for reimbursement obligations with respect to a $10.0 million letter of credit under the Delano Credit Facility which was returned to the Company in June 2014, as discussed in note 8, and (4) fund reserves required under the Hudson/Delano 2014 Mortgage Loan, with the remainder available for general corporate purposes and working capital, including repayment of the Convertible Notes and TLG Promissory Notes.

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

The Hudson/Delano 2014 Mortgage Loan contains restrictions on the ability of the borrowers to incur additional debt or liens on their assets and on the transfer of direct or indirect interests in Hudson or Delano South Beach and the owners of Hudson and Delano South Beach and other affirmative and negative covenants and events of default customary for multiple asset commercial mortgage-backed securities loans. The Hudson/Delano 2014 Mortgage Loan is nonrecourse to the Company’s subsidiaries that are the borrowers under the loan, except pursuant to certain carveouts detailed therein. In addition, the Company has provided a customary environmental indemnity and nonrecourse carveout guaranty under which it would have liability with respect to the Hudson/Delano 2014 Mortgage Loan if certain events occur with respect to the borrowers, including voluntary bankruptcy filings, collusive involuntary bankruptcy filings, changes to the Hudson capital lease without prior written consent of the lender, violations of the restrictions on transfers, incurrence of additional debt, or encumbrances of the property of the borrowers. The nonrecourse carveout guaranty prohibits the payment of dividends on or repurchase of the Company’s common stock. As of December 31, 2014, the Company was in compliance with these covenants.

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

The lease agreement provides for base annual rent of approximately $6.0 million per year until October 2014. As a result of the first such increase, effective October 14, 2014, the annual rent increased to $7.6 million.  Thereafter, base rent increases at five-year intervals by a formula tied to increases in the Consumer Price Index, with a maximum increase of 20% and a minimum increase of 10% at each five-year rent increase date thereafter. The lease is nonrecourse to the Company.

Morgans Group also entered into an agreement, dated September 17, 2010, whereby Morgans Group agreed to guarantee losses of up to $6.0 million suffered by the lessors in the event of certain “bad boy” type acts. As of December 31, 2014, there had been no triggering event that would require the Company to recognize a liability related to this guarantee.

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

In 2010, the Yucaipa Investors purchased $88.0 million of the Convertible Notes from third parties. On February 28, 2014, the Company entered into a Note Repurchase Agreement with the Yucaipa Investors, pursuant to which it repurchased the Convertible Notes owned by them for an amount equal to their principal balance plus accrued interest. The Company used cash on hand, including proceeds of the Hudson/Delano 2014 Mortgage Loan, for this repurchase. Additionally, during the third quarter of 2014, the Company used cash on hand to repurchase an aggregate of $35.4 million of outstanding Convertible Notes at an aggregate discount of approximately $0.1 million plus accrued interest. The repurchased Convertible Notes were retired upon repurchase.

On October 15, 2014, the Convertible Notes matured and the Company repaid the outstanding principal amount of $49.1 million with cash on hand. The Convertible Notes were retired upon repayment.

The Company followed ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”), which clarifies the accounting for convertible notes payable. ASC 470-20 requires the proceeds from the issuance of convertible notes to be allocated between a debt component and an equity component. The debt component is measured based on the fair value of similar debt without an equity conversion feature, and the equity component is determined as the residual of the fair value of the debt deducted from the original proceeds received. The resulting discount on the debt component is amortized over the period the debt is expected to be outstanding as additional interest expense. The debt component of the Convertible Notes was fully amortized as of the maturity date.  The equity component, recorded as additional paid-in capital, was determined to be $9.0 million, which represented the difference between the proceeds from issuance of the Convertible Notes and the fair value of the liability, net of deferred taxes of $6.4 million as of the date of issuance of the Convertible Notes.  The equity component was written-off at maturity of the Convertible Notes.

(e) Restaurant Lease Note

As discussed in note 2, in August 2012, the Company acquired the leasehold interests in three food and beverage venues at Mandalay Bay from an existing tenant for $15.0 million in cash at closing and the issuance of a principal-only $10.6 million Restaurant Lease Note to be paid over seven years. The Restaurant Lease Note does not bear interest except in the event of default, as defined in the agreement. In accordance with ASC 470, Debt, the Company imputed interest on the Restaurant Lease Note, which was recorded at its fair value of $7.5 million as of the date of issuance. At December 31, 2014, the balance outstanding recorded on the Restaurant Lease Note was $5.7 million.

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

The Company has allocated both lease payments between the land and building based on their estimated fair values. The portion of the payments allocated to the building has been capitalized at the present value of the future minimum lease payments. The portion of the payments allocable to the land is treated as operating lease payments. The imputed interest rate on both of these leases is 8%, which is based on the Company’s incremental borrowing rate at the time the lease agreement was executed. The capital lease obligations related to the units amounted to approximately $6.1 million as of December 31, 2014 and 2013, respectively. Substantially all of the principal payments on the capital lease obligations are due at the end of the lease agreements.

(g) Delano Credit Facility

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

In connection with the closing of the Hudson/Delano 2014 Mortgage Loan, described above, the Delano Credit Facility was terminated after repayment of the outstanding debt thereunder in February 2014.

(h) TLG Promissory Notes

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

The TLG Promissory Notes were scheduled to mature in November 2015 and could be voluntarily prepaid, in full or in part, at any time.  The TLG Promissory Notes earned interest at an annual rate of 8%, provided that if the notes were not paid or converted on or before November 30, 2014, the interest rate increased to 18%. The TLG Promissory Notes also provided that 75% of the accrued interest was payable quarterly in cash and the remaining 25% accrued and was included in the principal balance which is payable at maturity.

In December 2014, the Company used cash on hand to repay and retire $19.1 million of outstanding TLG Promissory Notes, which included the original principal balance of $18.0 million plus deferred interest of $1.1 million.

As discussed further in note 8, on August 5, 2013, Messrs. Sasson and Masi filed a lawsuit in the Supreme Court of the State of New York against TLG Acquisition and Morgans Group alleging, among other things, breach of contract and an event of default under the TLG Promissory Notes The oral argument on the motion occurred on October 29, 2014 and the Company is awaiting the court’s ruling. Although the TLG Promissory Notes were repaid and retired in December 2014, this lawsuit has not been dismissed.

Principal Maturities

The following is a schedule, by year, of principal payments on notes payable (including capital lease obligations) as of December 31, 2014 (in thousands):

	Capital Lease Obligations and Debt Payable	Amount Representing Interest on Capital Lease Obligations	Principal Payments on Capital Lease Obligations and Debt Payable
2015	$488	$488	$—
2016	450,488	488	450,000
2017	488	488	—
2018	488	488	—
2019	6,196	488	5,708
Thereafter	182,984	32,949	150,035
	$641,132	$35,389	$605,743

The weighted average interest rate on all of the Company’s debt as of December 31, 2014, 2013, and 2012 was 6.1%, 6.0%, and 6.1%, respectively.

8. Commitments and Contingencies

Hotel Development Related Commitments

In order to obtain long-term management, franchise and license contracts, the Company may commit to contribute capital in various forms on hotel development projects. These include equity investments, key money, and cash flow guarantees to hotel owners. The cash flow guarantees generally have a stated maximum amount of funding and a defined term. The terms of the cash flow guarantees to hotel owners generally require the Company to fund if the hotels do not attain specified levels of operating profit. Oftentimes, cash flow guarantees to hotel owners may be recoverable as loans repayable to the Company out of future hotel cash flows and/or proceeds from the sale of hotels.

The following table details, as of December 31, 2014, the Company’s key money, equity investment and debt financing commitments for hotels under development as well as potential funding obligations under cash flow guarantees at operating hotels and hotels under development at the maximum amount under the applicable contracts, but excluding contracts where the maximum amount cannot be determined (in thousands):

As of December 31, 2014 (1)
Key money, equity investment and debt financing commitments (2)	$250
Cash flow guarantees	5,000
Cash flow guarantees in dispute (3)	8,000
Total maximum future funding commitments	$13,250
Amounts due within one year	$250

(1)	The currency translation is based on an exchange rate of the applicable local currency to U.S. dollar using the exchange rate as of the end of the applicable reporting period.
(2)	Amount reflects key money commitments. The Company had no equity or debt financing commitments at December 31, 2014.
(3)

Reflects an $8.0 million performance cash flow guarantee related to Delano Marrakech, which the Company believes it is not obligated to fund due to the owner’s defaults under the management agreement terms. The Company has terminated its management agreement effective November 12, 2013, discussed further below.

On September 30, 2014, Mondrian London opened.  As a result, the Company funded its £9.4 million key money obligation (or approximately $15.3 million at the exchange rate as of the payment date) in October 2014 with cash on hand.

In September 2012, the Company opened Delano Marrakech, a 71-room hotel in Marrakech, Morocco. The management agreement included certain cash flow guarantees by the Company which stipulate certain minimum levels of operating performance and could result in potential future funding obligations related to Delano Marrakech, which are in dispute and disclosed in the hotel commitments and guarantees table above. As discussed further below, the Company and the hotel owner are in litigation surrounding the termination of the hotel management agreement, performance-based cash flow guarantee and related matters. Both parties are seeking arbitration of the dispute, which is expected to occur in October 2015.

In January 2014, the Company signed a franchise agreement for 10 Karaköy, a Morgans Original branded hotel in Istanbul, Turkey. The hotel, which opened in November 2014, was converted from office and retail space and has 71 rooms. The Company expects to fund a $0.3 million key money obligation in 2015 related to 10 Karaköy.

The Company has signed management, license or franchise agreements for new hotels which are in various stages of development. As of December 31, 2014, these included the following:

	Expected Room Count	Anticipated Opening	Initial Term
Hotels Currently Under Construction or Renovation:
Mondrian Doha	270	2015	30 years
Other Signed Agreements:
Mondrian Istanbul	114		20 years
Delano Aegean Sea	150		20 years
Delano Cartagena	211		20 years

There can be no assurances that any or all of the Company’s projects listed above will be developed as planned. If adequate project financing is not obtained, these projects may need to be limited in scope, deferred or cancelled altogether, in which case the Company may be unable to recover any previously funded key money, equity investments or debt financing.

For example, due to the Company’s joint venture partner’s failure to achieve certain agreed milestones in the development of the Mondrian Istanbul hotel, in early 2014, the Company exercised its put option under the joint venture agreement and initiated foreclosure proceedings, as discussed further in note 5.

Other Guarantees to Hotel Owners

As discussed above, the Company has provided certain cash flow guarantees to hotel owners in order to secure management contracts.

The Company’s hotel management agreements for Royalton and Morgans contain cash flow guarantee performance tests that stipulate certain minimum levels of operating performance. These performance test provisions give the Company the option to fund a shortfall in operating performance limited to the Company’s earned base fees. If the Company chooses not to fund the shortfall, the hotel owner has the option to terminate the management agreement. For the years ended December 31, 2014, 2013 and 2012, the Company has funded the shortfall and as of December 31, 2014, approximately $1.1 million was accrued as a reduction to management fees related to these performance test provisions.  Until 2016 and so long as the Company funds the shortfalls, the hotel owners do not have the right to terminate the Company as hotel manager. The Company’s maximum potential amount of future fundings related to the Royalton and Morgans performance guarantee cannot be determined as of December 31, 2014, but under the hotel management agreements is limited to the Company’s base fees earned.

Additionally, the Company is currently subject to performance tests under certain other of its hotel management agreements, which could result in early termination of the Company’s hotel management agreements.  As of December 31, 2014, the Company is in compliance with these termination performance tests and is not exercising any contractual cure rights.  Generally, the performance tests are two part tests based on achievement of budget or cash flow and revenue per available room indices.  In addition, once the performance test period begins, which is generally multiple years after a hotel opens, each of these performance tests must fail for two or more consecutive years and the Company has the right to cure any performance failures, subject to certain limitations.

Operating Joint Venture Hotels Commitments and Guarantees

The following details obligations the Company has or may have related to its operating joint venture hotels as of December 31, 2014.

Mondrian South Beach Mortgage and Mezzanine Agreements. Morgans Group and affiliates of its joint venture partner have agreed to provide standard nonrecourse carve-out guarantees and provide certain limited indemnifications for the Mondrian South Beach mortgage and mezzanine loans. In the event of a default, the lenders’ recourse is generally limited to the mortgaged property or related equity interests, subject to standard nonrecourse carve-out guarantees for “bad boy” type acts. Morgans Group and affiliates of its joint venture partner also agreed to guarantee the joint venture’s obligation to reimburse certain expenses incurred by the lenders and indemnify the lenders in the event such lenders incur liability in connection with certain third-party actions. Morgans Group and affiliates of its joint venture partner have also guaranteed the joint venture’s liability for the unpaid principal amount of any seller financing note provided for condominium sales if such financing or related mortgage lien is found unenforceable, provided they shall not have any liability if the seller financed unit becomes subject to the lien of the lender’s mortgage or title to the seller financed unit is otherwise transferred to the lender or if such seller financing note is repurchased by Morgans Group and/or affiliates of its joint venture at the full amount of unpaid principal balance of such seller financing note. In addition, although construction is complete and Mondrian South Beach opened on December 1, 2008, Morgans Group and affiliates of its joint venture partner may have continuing obligations under construction completion guarantees until all outstanding payables due to construction vendors are paid. As of December 31, 2014, there were remaining payables outstanding to vendors of approximately $0.3 million. Pursuant to a letter agreement with the lenders for the Mondrian South Beach loan, the joint venture agreed that these payables, many of which are currently contested or under dispute, will not be paid from operating funds but only from tax abatements and settlements of certain lawsuits. In the event funds from tax abatements and settlements of lawsuits are insufficient to repay these amounts in a timely manner, the Company and its joint venture partner are required to fund the shortfall amounts.

The Company and affiliates of its joint venture partner also have each agreed to purchase approximately $14.0 million of condominium units under certain conditions, including an event of default. In the event of a default under the lender’s mortgage or mezzanine loan, the joint venture partners are each obligated to purchase selected condominium units, at agreed-upon sales prices, having aggregate sales prices equal to 1/2 of the lesser of $28.0 million, which is the face amount outstanding on the lender’s mezzanine loan, or the then outstanding principal balance of the lender’s mezzanine loan. The joint venture is not currently in an event of default under the mortgage or mezzanine loan. As of December 31, 2014, there had been no triggering event that would require the Company to recognize a liability related to the construction completion or the condominium purchase guarantees.

Mondrian SoHo. Certain affiliates of the Company’s joint venture partner have agreed to provide a standard nonrecourse carve-out guaranty for “bad boy” type acts and a completion guaranty to the lenders for the Mondrian SoHo loan, for which Morgans Group has agreed to indemnify the joint venture partner and its affiliates up to 20% of such entities’ guaranty obligations, provided that each party is fully responsible for any losses incurred as a result of its own gross negligence or willful misconduct. As of December 31, 2014, there had been no triggering event that would require the Company to recognize a liability related to this indemnity.

Ames. On April 26, 2013, the joint venture closed on a new loan agreement with the mortgage lenders that provided for a reduction of the mortgage debt and an extension of maturity in return for a cash paydown. The Company did not contribute to the cash paydown and instead entered into an agreement with its joint venture partner pursuant to which, among other things, (1) the Company assigned its equity interests in the joint venture to its joint venture partner, (2) the Company agreed to give its joint venture partner the right to terminate its management agreement upon 60 days’ prior notice in return for an aggregate payment of $1.8 million, and (3) a creditworthy affiliate of the Company’s joint venture partner has assumed all or a portion of the Company’s potential liability with respect to historic tax credit guarantees, with the Company’s liability for any tax credit guarantees capped, in any event, at $3.0 million in the aggregate. The potential liability for historic tax credit guarantees relates to approximately $16.9 million of federal and state historic rehabilitation tax credits that Ames qualified for at the time of its development. As of December 31, 2014, there had been no triggering event that would require the Company to accrue any potential liability related to the historic tax credit guarantee.

Guaranteed Loans and Commitments

The Company has made guarantees to lenders and lessors of its owned and leased hotels, namely related to the Hudson/Delano 2014 Mortgage Loan and Clift lease payments, as discussed further in note 7.

Additionally, the Company is obligated to make future minimum lease payments for noncancelable leases, which the Company accounts for as operating leases. These operating leases include amounts related to the portion of the Hudson capital lease which are allocable to land, lease payments related to our Owned F&B Operations, and our corporate office lease. Future minimum lease payments related to these operating leases in effect as of December 31, 2014 are as follows (in thousands):

	Land	Other
2015	$266	$2,374
2016	266	2,404
2017	266	2,435
2018	266	2,282
2019	266	1,393
Thereafter	20,503	998
Total	$21,833	$11,886

Future minimum lease payments do not include amounts for renewal periods or amounts that may need to be paid to landlords for real estate taxes, electricity and operating costs.

Multi-employer Retirement Plan

As of December 31, 2014, approximately 17.8% of the Company’s employees were subject to collective bargaining agreements.  As a result of the TLG Equity Sale, the Company has approximately 15.5% of its employees subject to collective bargaining agreements.  The Company is a participant, through these collective bargaining agreements, in multi-employer defined contribution retirement plans in New York and multi-employer defined benefit retirement plans in California covering union employees.

The Company’s participation in these plans is outlined in the table below (in thousands):

	EIN/ Pension Plan	Pension Protection Act Zone Status, as of January 1,		Contributions
Pension Fund	Number	2014	2013	2014	2013	2012
New York Hotel Trades Council and Hotel Association of New York City, Inc. Pension Fund	13-1764242/001	Green	Yellow	$2,582	$1,446	$1,309
Other				886	793	600
Total Contributions				$3,468	$2,239	$1,909

Eligible employees at the Company’s owned and managed hotels in New York City participate in the New York Hotel Trades Council and Hotel Association of New York City, Inc. Pension Fund. The Company contributions are based on a percentage of all union employee wages as dictated by the collective bargaining agreement that expires on June 30, 2019. The Company’s contributions did not exceed 5% of the total contributions to the pension fund in 2014, 2013, or 2012. The pension fund has implemented a funding improvement plan and the Company has not paid a surcharge.

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

On March 11, 2013, the Company moved to dismiss the lender’s complaint on the grounds that, among other things, the Company’s management agreement is not subject to foreclosure. On April 2, 2013, the lender opposed the Company’s motion to dismiss and cross-moved for summary judgment. On August 12, 2013, the court heard oral argument on both motions, as well as a third motion brought by the Company to strike an affirmation submitted by lender’s attorney. On January 27, 2014, the court granted Morgans Management’s motion to dismiss on the ground that Morgans Management was not a proper party to the foreclosure action and that a management contract does not constitute an interest in real property subject to foreclosure, and denied lender’s motion for summary judgment as moot. On March 20, 2014, the lender moved for summary judgment against the remaining defendants, seeking foreclosure on four mortgages secured by Mondrian SoHo. By order dated May 27, 2014, the trial court granted the motion for summary judgment to a limited extent, ordering the appointment of a referee to compute the amount but stating that a motion for summary judgment of foreclosure and sale is premature. By decision entered on July 28, 2014, the court referred the matter to a referee to ascertain and compute the amount due to the lender for principal, interest, and other disbursements and to determine whether the property should be sold in one parcel.  On August 6, 2014, the Referee set a hearing on the issues for August 18, 2014, and subsequently issued her report setting the amount due on the loan ($250.5 million, plus interest accruing at a daily rate of approximately $84,000, as of August 18, 2014) and determining the property should be sold as one parcel. On September 15, 2014, the lender filed a motion to confirm the Referee’s report and for judgment of foreclosure and sale, along with the referee’s Report of Amount Due attached as an exhibit, and a proposed judgment of foreclosure and sale.  The foreclosure judgment was issued on November 25, 2014 and the foreclosure sale was held on January 7, 2015, at which GACC was the winning and only bidder. GACC had an agreement to assign its bid to an affiliate of the Sapir Organization (“Sapir”), a New York-based real estate development and management organization; and in connection with that contract, GACC and Sapir have agreed to terminate the Company as manager of Mondrian SoHo.  That sale to Sapir closed on March 6, 2015.

On October 24, 2014, the Company filed suit in the Supreme Court of the State of New York seeking a declaration that the mortgage lenders to the Mondrian SoHo debt cannot remove it as hotel manager following the conclusion of the foreclosure proceedings.  The action seeks to protect and enforce our long-term hotel management contract for Mondrian SoHo, regardless of the outcome of the current foreclosure proceedings.  The Company also seeks damages against the lenders and ultimate buyer of the property should it be terminated.  The lawsuit does not affect the foreclosure proceedings, and the Company does not oppose the lenders’ efforts to foreclose on the Mondrian SoHo property. On February 9, 2015, the court heard the Company’s motion for a preliminary injunction preventing the mortgage lender and/or the ultimate buyer from removing it as manager of Mondrian SoHo pending resolution of the lawsuit; that motion was denied in an oral ruling that same day.  While the court did not grant the injunction, it recognized the underlying merits of the Company’s case.  On February 27, 2015, the Company filed an appeal of the denial of its motion for a preliminary injunction in the Supreme Court of New York, Appellate Division, First Department.  That appeal is currently pending.

Litigation Regarding Delano Marrakech

In June 2013, the Company served the owner of Delano Marrakech with a notice of default for numerous breaches of the management agreement, including, among other things, failure to pay fees and reimbursable expenses and to operate the hotel in accordance with the standards under the management agreement. In September 2013, the Company served notice of termination of its management agreement for Delano Marrakech following the failure by the owner of Delano Marrakech to remedy the numerous breaches of the agreement. As a result, the Company discontinued all affiliation with the hotel, including removal of the Delano name, and terminated management of the property, effective November 12, 2013. Pursuant to the management agreement, in the event of an owner default, the Company has no further obligations under the performance-based cash flow guarantee. In addition, as a result of the breaches by the hotel owner, the Company has asserted a claim for losses and damages against the owner that is currently estimated at in excess of $30.0 million, including interest. The owner of the hotel is disputing the circumstances surrounding termination and therefore its liability for this amount. On April 17, 2014, the owner submitted a counterclaim against the Company under both the performance-based cash flow guarantee and for loss of profits. The total counterclaim made by the owner is in excess of $119.0 million, excluding interest. The Company considers the counterclaim made by the owner to be entirely without merit and intends to vigorously defend itself. Both parties are seeking arbitration of the dispute, which is expected to occur in October 2015.  A preliminary hearing was heard on January 19, 2015 in which the arbitral tribunal rejected entirely the owner’s attempt to have a preliminary issue determined in its favor.

Litigation Regarding TLG Promissory Notes

On August 5, 2013, Messrs. Andrew Sasson and Andy Masi filed a lawsuit in the Supreme Court of the State of New York against TLG Acquisition LLC and Morgans Group LLC relating to the $18.0 million TLG Promissory Notes. See note 1 and note 7 regarding the background of the TLG Promissory Notes. The complaint alleges, among other things, a breach of contract and an event of default under the TLG Promissory Notes as a result of the Company’s failure to repay the TLG Promissory Notes following an alleged “Change of Control” that purportedly occurred upon the election of the Company’s current Board of Directors on June 14, 2013. The complaint sought payment of Mr. Sasson’s $16.0 million TLG Promissory Note and Mr. Masi’s $2.0 million TLG Promissory Note, plus interest compounded to principal, as well as default interest, and reasonable costs and expenses incurred in the lawsuit. On September 26, 2013, the Company filed a motion to dismiss the complaint in its entirety. On February 6, 2014, the court granted the Company’s motion to dismiss. On March 7, 2014, Messrs. Sasson and Masi filed a Notice of Appeal from this decision with the Appellate Division, First Department, and on July 8, 2014, they filed their initial brief in support of that appeal. Briefing of that appeal is ongoing, and the Company’s opposition brief was due August 29, 2014.  The oral argument on the motion occurred on October 29, 2014 and the Company is awaiting the court’s ruling.  Although the TLG Promissory Notes were repaid and retired in December 2014, this lawsuit has not been dismissed.

Litigation Regarding 2013 Deleveraging Transaction, Proxy Litigation Between Mr. Burkle and OTK and Certain of the Company’s Current Directors, and Litigation Regarding Yucaipa Board Observer Rights

On May 5, 2014, the Company and affiliates of Yucaipa, among other litigants, executed and submitted to the Delaware Court of Chancery a Stipulation of Settlement (the “Settlement Stipulation”) which contemplates the partial settlement and dismissal of most of the defendants from the Delaware Shareholder Derivative Action and the complete settlement and dismissal of the New York Securities Action, the Proxy Action and the Board Observer Action, all discussed further in Part I, “Item 3. Legal Proceedings.”  On July 23, 2014, the Delaware Court of Chancery approved the settlement as set forth in the Settlement Stipulation, which, pursuant to its terms, became effective on August 25, 2014 (the “Effective Date”).

The Settlement Stipulation provided, among other things, for the Company to pay certain agreed upon amounts to parties involved in the actions mentioned above.  The Company’s insurers have paid a majority of the costs that the Company was obligated to pay under the Settlement Stipulation.

On October 3, 2014, the Company entered into a Memorandum of Understanding with OTK and Thomas L. Harrison (the “Harrison Settlement”) to settle the claims against Mr. Harrison in the Delaware Shareholder Derivative Action and also to settle claims Mr. Harrison has asserted against the Company in Harrison v. Morgans Hotel Group Co., C. A. No. 10100-VCL (Del. Ch.) (the “Harrison Advancement Action”), in which Mr. Harrison seeks an order requiring the Company to advance his expenses (including attorneys’ fees) incurred in connection with the Delaware Shareholder Derivative Action and further seeks indemnification of the expenses (including attorneys’ fees) he has incurred in connection with his efforts to enforce his claims to advancement.  Pursuant to the Harrison Settlement, in October 2014, the Company advanced to Mr. Harrison a portion of the fees and expenses for which he has sought advancement and paid a portion of the amounts for which Mr. Harrison seeks indemnification related to the Harrison Advancement Action.  As part of the consideration for the release of the claims against Mr. Harrison in the Delaware Shareholder Derivative Action, if the Harrison Settlement is approved by the Court of Chancery, Mr. Harrison would waive his claims to recover the remaining amounts for which he has sought advancement and indemnification in the Harrison Advancement Action.  On November 7, 2014, OTK, Morgans, and Mr. Harrison entered into a Stipulation of Settlement setting forth the terms of the settlement. The settlement hearing before the Delaware Court of Chancery was held on February 9, 2015, and the Court of Chancery approved the Harrison Settlement.  As a result, both the Harrison Advancement Action and the claims against Mr. Harrison in the Delaware Shareholder Derivative Action were dismissed with prejudice and the parties to the settlement exchanged customary releases.

In connection with the Harrison Settlement, OTK and Morgans informed the Delaware Court of Chancery that if the Harrison Settlement were approved, OTK intended to seek dismissal of the claims against the only remaining defendant in the Delaware Shareholder Derivative Action, Michael D. Malone, a former director of the Company.  On February 17, 2015, the remaining parties to the litigation filed a stipulation and proposed form of order to dismiss the claims against Mr. Malone without prejudice, and the Court entered the dismissal order on February 18, 2015.  The Delaware Shareholder Derivative Action is now concluded.

Our insurers have paid a majority of the costs that we were obligated to pay under the Settlement Stipulation.  We do not expect that the net amount of any remaining payments we will make under the terms of the Settlement Stipulation or in connection with the Harrison Settlement or the Malone dismissal will be material to our financial position.

The Company does not expect that the net amount of any remaining payments it will make under the terms of the Settlement Stipulation or in connection with the Harrison Settlement or the Malone dismissal will be material to the financial position of the Company, and as of December 31, 2014, the Company believes its accruals are adequate to cover its contingencies relating to these matters.

Environmental

As a holder of real estate, the Company is subject to various environmental laws of federal and local governments. Compliance by the Company with existing laws has not had an adverse effect on the Company and management does not believe that it will have a material adverse impact in the future. However, the Company cannot predict the impact of new or changed laws or regulations.

Other Litigation

The Company is involved in various lawsuits and administrative actions in the normal course of business, as well as other litigations as noted above.

9. Income Taxes

The provision for income taxes on income from operations is comprised of the following for the years ended December 31, 2014, 2013, and 2012 (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Current tax provision (benefit):
Federal	$—	$—	$—
State and city	(771)	67	268
Foreign	328	649	508
	(443)	716	776
Deferred tax provision (benefit):
Federal	7,100	—	—
State	(5,176)	—	—
Foreign	—	—	—
	1,924	—	—
Total tax provision	$1,481	$716	$776

Net deferred tax asset consists of the following (in thousands):

	As of December 31, 2014	As of December 31, 2013
Goodwill	$(23,448)	$(21,049)
Basis differential in property and equipment	(7,642)	(9,117)
Basis differential in consolidated subsidiaries	(4,282)	(2,447)
Management contract amortization	(8,623)	(10,934)
Total deferred tax liability	(43,995)	(43,547)
Stock compensation	36,429	32,370
Investment in unconsolidated subsidiaries	18,663	19,677
Designer fee payable	6,093	5,597
Other	4,243	172
TLG Promissory Note valuation	—	1,003
Convertible Notes	—	2,687
Deferred gain on sale of hotel assets	55,087	53,834
Net operating loss	187,169	153,412
Valuation allowance	(186,485)	(146,447)
Total deferred tax asset	121,199	122,305
Net deferred tax asset	$77,204	$78,758

The Company has federal, state and local net operating loss carryforwards (“NOL Carryforwards”). The Company’s federal NOL Carryforwards were approximately $391.0 million at December 31, 2014. These federal NOL Carryforwards are available to offset future federal taxable income, and will expire at various dates from 2029 through  2033. The Company has state and local NOL Carryforwards of approximately $499.2 million in aggregate at December 31, 2014. These state and local NOL Carryforwards are available to offset future taxable income in a number of states and localities and will expire at various dates from 2029 and 2033.

As of December 31, 2014, the Company also accumulated available foreign tax credits of $3.7 million, HIRE tax credit of $0.5 million and FICA tax credit of $1.5 million. These credits can be used to offset any federal taxes due in the future.

As of each reporting date, the Company performs an analysis on whether to increase or decrease its valuation allowance against deferred taxes by considering new evidence, both positive and negative, that could impact the Company’s view with regard to future realization of deferred tax assets. On the basis of this evaluation, the Company determined that sufficient positive evidence exists as of December 31, 2014, to conclude that future taxable income, including estimated gains on potential asset sales, will be generated to use a portion of the deferred tax assets.  Additional valuation allowance has been recorded to reflect only the portion of the deferred tax assets that is more likely than not to be realized.   The total reserve on the deferred tax assets for December 31, 2014 and 2013 was $186.4 million and $146.4 million, respectively.

A reconciliation of the statutory United States federal tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Federal statutory income tax rate	35%	35%	35%
State and city taxes, net of federal tax benefit	9%	5%	6%
Valuation allowance	(48)%	(40)%	(40)%
Foreign taxes	(1)%	(1)%	(1)%
Other including non deductible items	1%	—	(1)%
Effective tax rate	(3)%	(1)%	(1)%

The Company has not identified any uncertain tax positions in accordance with ASC 740-10 (formerly FIN 48) and does not believe it will have any unrecognized tax positions over the next 12 months. Therefore, the Company has not accrued any interest or penalties associated with any unrecognized tax positions. The Company’s tax returns for the years 2013, 2012 and 2011 are subject to review by the Internal Revenue Service (“IRS”). The Company calculated its deferred tax asset true-up from the tax provision to the actual tax return filed with the IRS. The change in valuation allowance in the rate reconciliation table above includes net true-ups and changes to state tax rates.

10. Omnibus Stock Incentive Plan

On February 9, 2006, the Board of Directors of the Company adopted the Morgans Hotel Group Co. 2006 Omnibus Stock Incentive Plan. Subsequently and on several occasions, the Company’s Board of Directors adopted, and stockholders approved, amendments to the Omnibus Stock Incentive Plan (the “Stock Plan”), to namely increase the number of shares reserved for issuance under the plan. As of December 31, 2014, the Stock Plan had 14,610,000 shares reserved for issuance.

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

Total stock compensation expense, which is included in corporate expenses on the accompanying consolidated statements of comprehensive loss, was $3.4 million, $4.1 million, and $4.5 million for the years ended December 31, 2014, 2013, and 2012, respectively.

As of December 31, 2014 and 2013, there were approximately $5.9 million and $3.3 million, respectively, of total unrecognized compensation costs related to unvested share awards. As of December 31, 2014, the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 1 year.

Restricted Stock Units

On August 14, 2014, the Company issued an aggregate of 77,922 RSUs to the Company’s non-employee directors under the Stock Plan. These grants vest in full on May 14, 2015, provided that upon a non-employee director’s resignation from the Board of Directors, other than as a consequence of the director’s bad acts, the vesting of any RSUs will be on a pro rated basis as of the resignation date. The estimated fair value of each such RSU granted was based on the closing price of the Company’s common stock on the grant date.

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

Additionally, on May 28, 2014, the Compensation Committee of the Board of Directors of the Company issued an aggregate of 65,912 RSUs, which vested immediately, to Jonathan A. Langer, a member of the Company’s Board of Directors, pursuant to terms of a consulting agreement the Company and Mr. Langer entered into on February 9, 2014, as discussed further in note 12. The estimated fair value of the RSUs granted, which was $495,000, was based on the closing price of the Company’s common stock on the grant date.

Annually, in 2013 and 2012, the Compensation Committee of the Board of Directors of the Company issued RSUs to employees under the Stock Plan. All grants vest one-third of the amount granted on each of the first three anniversaries of the grant date so long as the recipient continues to be an eligible participant. The estimated fair value of each such RSU granted was based on the closing price of the Company’s common stock on the grant date.

Additionally, in 2012, the Company issued RSUs to the Company’s non-employee directors under the Stock Plan which vested immediately upon grant. The fair value of each such RSU granted was based on the closing price of the Company’s common stock on the grant date.

On August 30, 2013 (the “Separation Date”), the Company entered into a separation agreement with Michael Gross, the Company’s then Chief Executive Officer. In connection with the separation agreement, the Company (i) granted 58,334 RSUs to Mr. Gross, pursuant to the Second Amended 2007 Incentive Plan, which vested immediately on the Separation Date, (ii) granted 25,000 RSUs, which vested on the first anniversary of the Separation Date, or August 30, 2014, and (iii) accelerated the vesting of any unvested LTIP Units and stock options as of the Separation Date, with all stock options exercisable for a period of one year following the Separation Date, discussed further below. All other equity awards that remained unvested as of the Separation Date expired and were forfeited, including 291,242 RSUs that were granted to Mr. Gross on February 28, 2013.

In addition to the above grants of RSUs, the Company has granted, or may grant, RSUs to certain executives, employees or non-employee directors as part of future annual equity grants or to newly hired or promoted employees from time to time. A summary of the status of the Company’s nonvested RSUs granted as of December 31, 2014 and 2013 and changes during the years ended December 31, 2014 and 2013, are presented below:

Nonvested Shares	RSUs	Weighted Average Fair Value
Nonvested at January 1, 2013	425,235	$7.03
Granted	1,061,862	5.07
Vested	(252,998)	7.42
Forfeited	(345,638)	5.02
Nonvested at December 31, 2013	888,461	$5.40
Granted	276,937	7.87
Vested	(713,209)	5.74
Forfeited	(118,787)	5.35
Nonvested at December 31, 2014	333,402	$6.74
Outstanding at December 31, 2014	335,672	$6.76

For the years ended December 31, 2014, 2013, and 2012, the Company expensed $3.2 million, $2.5 million, and $1.9 million, respectively, related to granted RSUs. As of December 31, 2014, there were 335,672 RSUs outstanding. At December 31, 2014, the Company has yet to expense approximately $1.1 million related to nonvested RSUs which is expected to be recognized over the remaining vesting period of the outstanding awards, as discussed above.

LTIP Units

As part of annual grants from time to time, or as determined appropriate, the Compensation Committee of the Board of Directors of the Company has issued LTIP Units to executives and non-employee directors under the Stock Plan. The estimated fair value of each such LTIP Unit granted was based on the closing price of the Company’s common stock on the grant date.

On February 22, 2012 and in connection with the Executive Chairman’s employment agreement, the Compensation Committee of the Board of Directors of the Company issued 121,402 LTIP units to the Company’s Executive Chairman, which vested pro rata on a monthly basis over the 12 months beginning on April 20, 2012, so long as the recipient continued to be an eligible participant. The estimated fair value of each LTIP unit granted was based on the closing price of the Company’s common stock on the grant date.

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

In addition to the above grants of LTIP Units, the Company has granted, or may grant, LTIP Units to certain executives or non-employee directors as part of future annual equity grants or to certain newly hired or promoted executives from time to time. A summary of the status of the Company’s nonvested LTIP Units granted as of December 31, 2014 and 2013 and changes during the years ended December 31, 2014 and 2013, are presented below:

Nonvested Shares	LTIP Units	Weighted Average Fair Value
Nonvested at January 1, 2013	164,555	$8.77
Granted	—	—
Vested	(131,221)	8.69
Forfeited	—	—
Nonvested at December 31, 2013	33,334	$9.09
Granted	—	—
Vested	(33,334)	9.09
Forfeited	—	—
Nonvested at December 31, 2014	—	$—
Outstanding at December 31, 2014	941,157	$15.24

For the years ended December 31, 2014, 2013, and 2012, the Company expensed $0.1 million, $0.8 million, and $1.4 million, respectively, related to granted LTIP Units. As of December 31, 2014, there were 941,157 LTIP Units outstanding. At December 31, 2014, the Company has no outstanding expense related to nonvested LTIP Units to be recognized.

Stock Options

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

Pursuant to Mr. Gross’ separation agreement, discussed above, on the Separation Date, the Company accelerated the vesting of any unvested stock options as of the Separation Date, with all stock options exercisable for a period of one year following the Separation Date.  Mr. Gross’ stock options were forfeited on August 30, 2014.

In addition to the above grants of options to purchase common stock of the Company, the Company has granted, or may grant, options to purchase common stock to certain executives, employees or non-employee directors as part of future annual equity grants or to certain newly hired or promoted executives or employees from time to time. A summary of the Company’s outstanding and exercisable stock options granted as of December 31, 2014 and 2013 and changes during the years ended December 31, 2014 and 2013, are presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2013	1,924,740	$14.23	3.77	$—
Granted	—
Exercised	—
Forfeited or Expired	(500,000)	6.78
Outstanding at December 31, 2013	1,424,740	$13.76	2.90	$—
Granted	—
Exercised	—
Forfeited or Expired	(300,000)	8.87
Outstanding at December 31, 2014	1,124,740	$15.07	0.58	$—
Exercisable at December 31, 2014	1,124,740	$15.07	0.58	$—

For the years ended December 31, 2014, 2013, and 2012, the Company expensed $0.2 million, $1.2 million, and $1.3 million, respectively, related to granted stock options. At December 31, 2014, the Company has no outstanding expense related to outstanding stock options to be recognized.

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

The Series A preferred securities had an 8% dividend rate through October 15, 2014 and have a 10% dividend rate until October 15, 2016 and a 20% dividend rate thereafter. The Company has the option to accrue any and all dividend payments. The cumulative unpaid dividends have a dividend rate equal to the dividend rate on the Series A preferred securities. As of December 31, 2014, the Company had undeclared and unpaid dividends of approximately $43.3 million. The Company has the option to redeem any or all of the Series A preferred securities at par at any time. The Series A preferred securities have limited voting rights and only vote on the authorization to issue senior preferred securities, amendments to their certificate of designations and amendments to the Company’s charter that adversely affect the Series A preferred securities.

For so long as the Yucaipa Investors own a majority of the outstanding Series A preferred securities, they also have consent rights, subject to certain exceptions and limitations, over transactions involving the acquisition of the Company by any third party, pursuant to which the Series A preferred securities are converted or otherwise reclassified into or exchanged for securities of another entity, and certain other transactions where a vote of the holders of the Series A preferred securities is required by law or the Company’s certificate of incorporation.

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

On May 14, 2014, at the Company’s annual shareholder meeting, a Board of Directors nominee representing the Yucaipa Investors was elected as a director of the Company and the dividend rate on the Series A preferred securities returned to the stated rate of 8%. Accordingly, the current dividend rate on the Series A preferred securities is 10%.

Under the terms of the Securities Purchase Agreement, the Yucaipa Investors have consent rights over certain transactions for so long as they collectively own or have the right to purchase, assuming cashless exercise of the Yucaipa Warrants, 6,250,000 shares of the Company’s common stock, including (subject to certain exceptions and limitations):

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

The initial carrying value of the Series A preferred securities was recorded at its net present value less costs to issue on the date of issuance. The carrying value will be periodically adjusted for accretion of the discount. As of December 31, 2014, the value of the preferred securities was $66.7 million, which includes cumulative accretion of $18.6 million.

The Company calculated the estimated fair value of the Yucaipa Warrants using the Black-Scholes valuation model, as discussed in note 2.

12. Related Party Transactions

The Company earned management fees, chain services reimbursements and fees for certain technical services and has receivables from hotels it owns through investments in unconsolidated joint ventures. These fees totaled approximately $4.6 million, $9.0 million, and $7.2 million for the years ended December 31, 2014, 2013, and 2012, respectively.

As of December 31, 2014 and 2013, the Company had receivables from these affiliates of approximately $3.6 million and $3.7 million, respectively, which are included in related party receivables on the accompanying consolidated balance sheets.

On February 9, 2014, the Company entered into a Consulting Agreement with Jonathan A. Langer, a member of the Company’s Board of Directors. Under the terms of the Consulting Agreement, Mr. Langer provided services to the Company in connection with various strategic and financial opportunities through December 31, 2014. Pursuant to the Consulting Agreement, in consideration of Mr. Langer’s efforts in connection with the Hudson/Delano 2014 Mortgage Loan, including negotiating with the lenders and overseeing the transaction on the Company’s behalf, Mr. Langer was entitled to a payment of $495,000 (or 0.11% of the aggregate proceeds from the Hudson/Delano 2014 Mortgage Loan), payable in cash or stock, at the Company’s election. In May 2014, the Company issued stock to Mr. Langer as compensation for this fee, as discussed in note 10. Additionally, under the terms of the Consulting Agreement, Mr. Langer was also eligible to be compensated for the successful negotiation of a revised hotel management or new franchise agreement with one of the Company’s existing hotels in an amount equal to 2.0% of the projected management, incentive and franchise fees to be earned by the Company during the duration of the management or franchise agreement, plus certain other potential fees not to exceed $250,000.  Mr. Langer’s Consulting Agreement expired on December 31, 2014 and no fees were earned related to the negotiation of a revised hotel management or new franchise agreement prior to expiration.

As of December 31, 2013, the TLG Promissory Notes due to Messrs. Sasson and Masi had aggregate fair values of approximately $18.0 million, as discussed in note 7, which was included in debt and capital lease obligations on the accompanying consolidated balance sheet. The TLG Promissory Notes were repaid and retired in December 2014.  During the years ended December 31, 2014, 2013, and 2012, the Company recorded $1.5 million, $1.4 million, and $1.5 million, respectively, of interest expense related to the TLG Promissory Notes.

13. Other Expenses

Restructuring and disposal costs

These expenses primarily relate to costs incurred related to the Company’s corporate restructuring initiatives, such as professional fees, litigation and settlement costs, executive terminations and severance costs related to such restructuring initiatives, including the plan of termination implemented in March 2014 (the “Termination Plan”) that resulted in a workforce reduction of the Company’s corporate office employees, Committee costs, proxy contests, and gains and losses on asset disposals as part of major renovation projects. Restructuring and disposal costs consist of the following (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Restructuring costs	$5,572	$9,087	$3,993
Severance costs	9,435	2,139	2,845
(Gain) loss on asset disposal	(476)	225	13
	$14,531	$11,451	$6,851

As a result of the Termination Plan, which constituted a plan of termination under ASC 420, Exit or Disposal Cost Obligations, the Company recorded a charge of approximately $7.1 million in the first quarter of 2014 related to the cost of one-time termination benefits which have been paid in cash, and are included in ‘Severance Costs’ for the year ended December 31, 2014 in the above table.

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

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Transaction costs	$3,447	$716	$1,675
Internal development payroll and other	810	1,397	2,406
Pre-opening expenses	452	874	1,702
	$4,709	$2,987	$5,783

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

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Litigation and settlement costs	$3,581	$2,379	$1,169
Unrealized loss on change in fair value of value of TLG Promissory Note (note 1)	5	65	2,420
Other	149	282	319
	$3,735	$2,726	$3,908

15. Quarterly Financial Information (Unaudited)

The tables below reflect the Company’s selected quarterly information for the Company for the years ended December 31, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Total revenues	$62,383	$55,506	$61,448	$55,624
Gain on asset sale	2,005	2,005	2,005	2,005
Loss before income tax expense	(5,420)	(9,973)	(9,390)	(23,779)
Net loss attributable to common stockholders	(10,606)	(13,737)	(13,706)	(28,502)
Net loss per share — basic/diluted attributable to common shareholders	(0.31)	(0.40)	(0.40)	(0.85)
Weighted-average shares outstanding — basic and diluted	34,370	34,267	34,184	33,651

	Three Months Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Total revenues	$64,866	$58,262	$60,707	$52,651
Gain on asset sale	2,005	2,005	2,005	2,005
Loss before income tax expense	(5,924)	(10,223)	(15,954)	(11,333)
Net loss attributable to common stockholders	(10,742)	(14,365)	(19,034)	(14,330)
Net loss per share — basic/diluted attributable to common shareholders	(0.32)	(0.44)	(0.59)	(0.44)
Weighted-average shares outstanding — basic and diluted	33,555	32,693	32,464	32,348

16. Deferred Gain on Asset Sales

In 2011, the Company sold Mondrian Los Angeles, Royalton, Morgans, and its 50% equity interest in the joint venture that owned Sanderson and St Martins Lane. The Company continues to operate all of these hotels under long-term management agreements.

In accordance with ASC 360-20, Property, Plant and Equipment, Real Estate Sales. the Company evaluated its accounting for the gain on sales of these assets, noting that the Company continues to have significant continuing involvement in the hotels as a result of long-term management agreements and shares in risks and rewards of ownership. Accordingly, the Company recorded deferred gains of approximately $152.4 million related to the sales of Royalton, Morgans, Mondrian Los Angeles, and the Company’s equity interests in Sanderson and St Martins Lane, which are deferred and recognized as a gain on asset sales over the initial term of the related management agreements. Gain on asset sales for the years ended December 31, 2014, 2013 and 2012 were $8.0 million, $8.0 million, and $8.0 million, respectively.

17. Assets Held for Sale

In December 2014, the Company’s Board of Directors approved the TLG Equity Sale which included the sale of the Company’s ownership interests in TLG to Hakkasan, as discussed in note 1.

As discussed in note 2, the Company adopted ASU 2014-08 in 2014, and as a result, it evaluated the TLG Equity Sale under this new accounting literature. The Company concluded that TLG did not meet the requirements to be classified as a discontinued operation under ASU 2014-08. Therefore, the Company referred to ASC 360-10-45 and concluded that TLG should be classified as an asset held for sale. Therefore, the Company has reclassified the individual assets and liabilities of TLG to the appropriate asset and liability held for sale line items on its December 31, 2014 and 2013 balance sheets.   The Company’s assets related to TLG include its investment in the TLG management contracts, which represent the value of the TLG management contracts, the goodwill associated with TLG, and some intangible assets.  The Company’s liabilities related to TLG are payables which are incurred in the normal course of running the food and beverage management company.

The following sets forth TLGs operations for the three years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Management fees	$8,881	$9,576	$9,977
Corporate expenses	(3,619)	(1,767)	(1,335)
Interest expense	(1,478)	(1,438)	(1,498)
Depreciation and amortization expense	(5,626)	(5,850)	(5,863)
Other non operating expenses	(5)	(65)	(2,420)
Net loss attributable to noncontrolling interest	(793)	(992)	(954)
Loss from TLG	$(2,640)	$(536)	$(2,093)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 2015.

MORGANS HOTEL GROUP CO.

By:	/s/ JASON T. KALISMAN
Name: Jason T. Kalisman
Title: Interim Chief Executive Officer

Date: March 13, 2015

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

Signature	Title	Date

/s/ JASON T. KALISMAN	Interim Chief Executive Officer and Director	March 13, 2015
Jason T. Kalisman	(Principal Executive Officer)

/s/ RICHARD SZYMANSKI	Chief Financial Officer and Secretary	March 13, 2015
Richard Szymanski	(Principal Financial and Accounting Officer)

/s/ JOHN BRECKER	Director	March 13, 2015
John Brecker

/s/ ANDREW BROAD	Director	March 13, 2015
Andrew Broad

/s/ JOHN DOUGHERTY	Director	March 13, 2015
John Dougherty

/s/ MARTIN EDELMAN	Director	March 13, 2015
Martin Edelman

/s/ JONATHAN LANGER	Director	March 13, 2015
Jonathan Langer

/s/ MICHELLE S. RUSSO	Director	March 13, 2015
Michelle S. Russo

Exhibit Index

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated May 11, 2006, by and among Morgans Hotel Group Co., MHG HR Acquisition Corp., Hard Rock Hotel, Inc. and Peter Morton (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 17, 2006)

2.2

First Amendment to Agreement and Plan of Merger, dated as of January 31, 2007, by and between Morgans Hotel Group Co., MHG HR Acquisition Corp., Hard Rock Hotel, Inc., (solely with respect to Section 1.6 and Section 1.8 thereof) 510 Development Corporation and (solely with respect to Section 1.7 thereof) Peter A. Morton (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 6, 2007)

2.3*

Equity Purchase Agreement, dated as of December 16, 2014, by and among Morgans Hotel Group Co., Morgans Group LLC and Hakkasan Holdings LLC.  Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  The registrant will furnish copies of such schedules to the U.S. Securities and Exchange Commission upon request.

3.1

Amended and Restated Certificate of Incorporation of Morgans Hotel Group Co. (incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on February 9, 2006)

3.2	Amended and Restated By-laws of Morgans Hotel Group Co. (incorporated by reference to Exhibit 3.1 to to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)

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

4.6	Warrant, dated October 15, 2009, issued to Yucaipa American Alliance Fund II, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

4.7	Warrant, dated October 15, 2009, issued to Yucaipa American Alliance Fund II, LLC (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 16, 2009)

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

Exhibit Number	Description

10.3

Amendment No. 2 to Amended and Restated Limited Liability Company Agreement of Morgans Group LLC, dated as of September 15, 2011 and effective as of October 15, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

10.4

Amendment No. 3 to Amended and Restated Limited Liability Company Agreement of Morgans Group LLC, dated as of September 15, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

10.5

Waiver Agreement, dated as of April 21, 2010, by and among Morgans Hotel Group Co., Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.6

Operating Agreement of Hudson Leaseco LLC, dated as of August 28, 2000, by and between Hudson Managing Member LLC and Chevron TCI, Inc. (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on December 7, 2005)

10.7

Lease, dated as of August 28, 2000, by and between Henry Hudson Holdings LLC and Hudson Leaseco LLC (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on December 7, 2005)

10.8

Ground Lease, dated October 14, 2004, by and between Geary Hotel Holding, LLC and Clift Holdings, LLC (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on December 7, 2005)

10.9

Amendment Number One to Ground Lease, dated September 17, 2010, by and among Hasina, LLC, a California limited liability company, Tarstone Hotels, LLC, a Delaware limited liability company, Kalpana, LLC, a California limited liability company, Rigg Hotel, LLC, a California limited liability company, and JRIA, LLC, a Delaware limited liability company, and Clift Holdings, LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.10

Limited Guaranty of Lease, dated September 17, 2010, by Morgans Group LLC, a Delaware limited liability company to and for the benefit of Hasina, LLC, a California limited liability company, Tarstone Hotels, LLC, a Delaware limited liability company, Kalpana, LLC, a California limited liability company, Rigg Hotel, LLC, a California limited liability company, and JRIA, LLC, a Delaware limited liability company ( incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.11

Lease, dated January 31, 1997, by and among Mrs. P. A. Allsopp, Messrs. M. E. R. Allsopp, W. P. Harriman and A. W. K. Merriam, and Burford (Covent Garden) Limited (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on December 7, 2005)

10.12

Securities Purchase Agreement, dated as of October 15, 2009, by and among Morgans Hotel Group Co. and Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P. (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.13

Amendment No. 1 to Securities Purchase Agreement, dated as of December 11, 2009, by and among Morgans Hotel Group Co., Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 14, 2009)

10.14

Real Estate Fund Formation Agreement, dated as of October 15, 2009, by and between Yucaipa American Alliance Fund II, LLC and Morgans Hotel Group Co. (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.15

Registration Rights Agreement, dated as of October 15, 2009, by and between Morgans Hotel Group Co. and Yucaipa American Alliance Fund II, L.P., Yucaipa American Alliance (Parallel) Fund II, L.P. and Yucaipa American Alliance Fund II, LLC (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.16

Loan Agreement, dated as of November 14, 2012, between UBS Real Estate Securities Inc., Henry Hudson Holdings LLC, 58th Street Bar Company LLC and Hudson Leaseco LLC (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.17

Membership Interest Purchase Agreement (Delano Hotel, Miami Beach, Florida), dated as of March 30, 2013, between Morgans Group LLC and Vintage Deco Hospitality, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on April 2, 2013)

Exhibit Number	Description

10.18

Investment Agreement, dated as of March 30, 2013, between the Company and Yucaipa Aggregator Holdings, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed on April 2, 2013)

10.19

Registration Rights Agreement, dated as of March 30, 2013, among the Company and Yucaipa American Alliance Fund II, L.P., Yucaipa American Alliance (Parallel) Fund II, L.P. and Yucaipa Aggregator Holdings, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A filed on April 2, 2013)

10.20

Loan Agreement, dated as of February 6, 2014, among Henry Hudson Holdings LLC, 58th Street Bar Company LLC, Hudson Leaseco LLC and Beach Hotel Associates LLC, as Borrower, and Citigroup Global Markets Realty Corp. and Bank of America, N.A., as Lender (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

10.21

Amendment to Loan Agreement, dated as of April 8, 2014, among Henry Hudson Holdings LLC, 58th Street Bar Company LLC, Hudson Leaseco LLC and Beach Hotel Associates LLC, as Borrower, and Citigroup Global Markets Realty Corp. and Bank of America, N.A., as Lender  (incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)

10.22

Second Amendment to Loan Agreement, dated as of May 22, 2014, among Henry Hudson Holdings LLC, 58th Street Bar Company LLC, Hudson Leaseco LLC and Beach Hotel Associates LLC, as Borrower, and Citigroup Global Markets Realty Corp. and Bank of America, N.A., as Lender  (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014)

10.23

Limited Recourse Guaranty, dated as of February 6, 2014, by Morgans Hotel Group Co. in favor of Citigroup Global Markets Realty Corp. and Bank of America, N.A. (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

10.24

Mezzanine A Loan Agreement, dated as of February 6, 2014, among Hudson Delano Senior Mezz LLC, as Borrower, and Citigroup Global Markets Realty Corp. and Bank of America, N.A., as Lender (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

10.25

Limited Recourse Guaranty (Mezzanine A Loan), dated as of February 6, 2014, by Morgans Hotel Group Co., in favor of Citigroup Global Markets Realty Corp. and Bank of America, N.A. (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

10.26

Mezzanine B Loan Agreement, dated as of February 6, 2014, among Hudson Delano Junior Mezz LLC, as Borrower, and Citigroup Global Markets Realty Corp. and Bank of America, N.A., as Lender (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

10.27

Limited Recourse Guaranty (Mezzanine B Loan), dated as of February 6, 2014, by Morgans Hotel Group Co. in favor of Citigroup Global Markets Realty Corp. and Bank of America, N.A. (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

10.28	Memorandum of Understanding, dated February 28, 2014 (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

10.29

Note Repurchase Agreement, dated February 28, 2014, by and among Morgans Hotel Group Co. and Certain Affiliates of The Yucaipa Companies LLC (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

10.30†

Employment Agreement, effective as of October 1, 2007, by and between Morgans Hotel Group Co. and Richard Szymanski (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 30, 2007)

10.31†

Amendment No. 1 to Employment Agreement for Richard Szymanski, effective as of December 31, 2008, by and between Morgans Hotel Group Co. and Richard Szymanski (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 7, 2009)

10.32†

Employment Agreement, effective as of March 23, 2011, between Morgans Hotel Group Co. and Yoav Gery (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on
Form 10-Q for the quarter ended March 31, 2011)

Exhibit Number	Description

10.33†

Amendment No. 1 to the Employment Agreement for Yoav Gery, dated February 28, 2013, by and between Morgans Hotel Group Co. and Yoav Gery (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on
Form 8-K filed on March 4, 2013).

10.34†

Employment Agreement, effective as of April 4, 2011, between Morgans Hotel Group Co. and Daniel Flannery (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.35†

Amendment No. 1 to the Employment Agreement for Daniel Flannery, dated February 28, 2013, by and between Morgans Hotel Group Co. and Daniel Flannery (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 4, 2013).

10.36†

Employment Agreement, dated as of May 5, 2014, between Morgans Hotel Group Co. and Joshua Fluhr (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014)

10.37†

Employment Agreement, dated as of May 5, 2014, between Morgans Hotel Group Co. and Meredith L. Deutsch (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014)

10.38†	Morgans Hotel Group Co. Amended and Restated 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

10.39†	Form of Morgans Hotel Group Co. RSU Award Agreement (Directors) (incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

10.40†

Form of Morgans Hotel Group Co. RSU Award Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

10.41†	Form of Morgans Hotel Group Co. Stock Option Award Agreement (Directors) (incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

10.42†

Form of Morgans Hotel Group Co. Stock Option Award Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

10.43†	Form of Morgans Hotel Group Co. LTIP Unit Vesting Agreement (Directors) (incorporated by reference to Exhibit 10.66 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

10.44†

Form of Morgans Hotel Group Co. LTIP Unit Vesting Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

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