Form 10-Q
period 2015-03-31
Morgans Hotel Group Co.
filed 2015-05-08
CIK 1342126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of May 7, 2015 was 34,451,302.

FORWARD-LOOKING STATEMENTS

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

•	the use of our available cash;
•	any impact of the reductions in our workforce effected in 2014;
•	our business operations, including entering into new management, franchise or licensing agreements and enhancing the value of existing hotels and management agreements;
•	the effect of new lodging supply;
•	the impact of the strong U.S. dollar and a weak global economy; and
•	the outcome of litigation or settlement discussions to which the Company is a party.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Important risks and factors that could cause our actual results to differ materially from those expressed in any forward-looking statements include, but are not limited to, the risks discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and other documents we file with the Securities and Exchange Commission from time to time. Important risks and factors that could cause our actual results to differ materially from those expressed in any forward-looking statements include, but are not limited to economic, business, competitive market and regulatory conditions such as:

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

•	our ability to timely fund the renovations and capital improvements necessary to sustain the quality of the properties of Morgans Hotel Group and associated brands;
•	risks associated with the acquisition, development and integration of properties and businesses;
•	the risks of conducting business through joint venture entities over which we may not have full control;

•	our ability to perform under management agreements and to resolve any disputes with owners of properties that we manage but do not wholly own;
•	potential terminations of management agreements;
•	the impact of any material litigation, claims or disputes, including labor disputes;
•	the seasonal nature of the hospitality business and other aspects of the hospitality and travel industry that are beyond our control;
•	our ability to maintain state of the art information technology systems and protect such systems from cyber-attacks;
•	our ability to comply with complex U.S. and international regulations, including regulations related to the environment, labor, food and beverage operations, and data privacy;
•	ownership of a substantial block of our common stock by a small number of investors and the ability of such investors to influence key decisions;
•	the impact of any dividend payments or accruals on our preferred securities on our cash flow and the value of our common stock;
•	the impact of any strategic alternatives considered by the special transaction committee of our Board of Directors and/or pursued by the Company; and
•	other risks discussed in our Annual Report on Form 10-K in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Result of Operations.”

Other than as required by applicable law, we are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

Morgans Hotel Group Co.

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Property and equipment, net	$273,567	$277,825
Goodwill	54,057	54,057
Investments in and advances to unconsolidated joint ventures	6,600	10,492
Cash and cash equivalents	38,091	13,493
Restricted cash	16,094	13,939
Accounts receivable, net	10,807	10,475
Related party receivables	3,393	3,560
Prepaid expenses and other assets	7,510	8,493
Deferred tax asset, net	77,994	77,204
Assets held for sale	—	34,284
Other assets, net	44,304	47,422
Total assets	$532,417	$551,244
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Debt and capital lease obligations	$605,895	$605,743
Accounts payable and accrued liabilities	34,008	32,524
Accounts payable and accrued liabilities on assets held for sale	—	1,128
Deferred gain on asset sales	123,393	125,398
Other liabilities	15,308	13,866
Total liabilities	778,604	778,659
Redeemable noncontrolling interest	—	5,042
Commitments and contingencies
Preferred stock, $0.01 par value; liquidation preference $1,000 per share, 40,000,000 shares authorized; 75,000 shares issued at March 31, 2015 and December 31, 2014 , respectively	67,704	66,724
Common stock, $0.01 par value; 200,000,000 shares authorized; 36,277,495 shares issued at March 31, 2015 and December 31, 2014, respectively	363	363
Additional paid-in capital	240,276	241,001
Treasury stock, at cost, 1,849,975 and 1,899,707 shares of common stock at March 31, 2015 and December 31, 2014, respectively	(22,424)	(23,279)
Accumulated other comprehensive loss	(1,262)	(254)
Accumulated deficit	(531,366)	(517,561)
Total Morgans Hotel Group Co. stockholders’ deficit	(246,709)	(233,006)
Noncontrolling interest	522	549
Total deficit	(246,187)	(232,457)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$532,417	$551,244

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.

Consolidated Statements of Comprehensive Loss

(in thousands, except per share data)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Revenues:	(unaudited)
Rooms	$25,796	$26,994
Food and beverage	21,417	21,921
Other hotel	2,085	1,162
Total hotel revenues	49,298	50,077
Management fee-related parties and other income	4,008	5,391
Total revenues	53,306	55,468
Operating Costs and Expenses:
Rooms	8,884	8,892
Food and beverage	14,583	15,311
Other departmental	1,090	772
Hotel selling, general and administrative	10,152	11,586
Property taxes, insurance and other	3,883	3,774
Total hotel operating expenses	38,592	40,335
Corporate expenses, including stock compensation of $0.3 million and $1.9 million, respectively	6,028	7,882
Depreciation and amortization	5,637	8,402
Restructuring and disposal costs	1,949	7,243
Development costs	148	698
Total operating costs and expenses	52,354	64,560
Operating income (loss)	952	(9,092)
Interest expense, net	11,827	15,998
Impairment loss and equity in income of investment in unconsolidated joint venture	3,890	(2)
Gain on asset sales	(3,708)	(2,005)
Other non-operating expenses	1,655	696
Loss before income tax expense	(12,712)	(23,779)
Income tax expense	126	163
Net loss	(12,838)	(23,942)
Net loss (income) attributable to noncontrolling interest	14	(193)
Net loss attributable to Morgans Hotel Group Co.	(12,824)	(24,135)
Preferred stock dividends and accretion	(3,910)	(4,367)
Net loss attributable to common stockholders	$(16,734)	$(28,502)
Other comprehensive loss:
Unrealized loss on valuation of cap agreements, net of tax	(12)	(104)
Foreign currency translation adjustment	(997)	—
Comprehensive loss	$(17,743)	$(28,606)
Loss per share:
Basic and diluted attributable to common stockholders	$(0.49)	$(0.85)
Weighted average number of common shares outstanding:
Basic and diluted	34,388	33,651

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.

Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:	(unaudited)
Net loss	$(12,838)	$(23,942)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,846	4,995
Amortization of other costs	791	3,407
Amortization and write off of deferred financing costs	1,636	2,298
Amortization of discount on convertible notes	—	472
Amortization of deferred gain on asset sales	(2,005)	(2,005)
Stock-based compensation	344	1,944
Accretion of interest	519	783
Impairment loss and equity in income of investment in unconsolidated joint venture	3,890	(2)
Gain on sale and disposal of assets	(1,709)	(289)
Change in fair value of TLG Promissory Notes	—	5
Change in value of interest rate caps	19	—
Changes in assets and liabilities:
Accounts receivable, net	(565)	(1,153)
Related party receivables	167	190
Restricted cash	(1,486)	6,392
Prepaid expenses and other assets	1,233	2,140
Accounts payable and accrued liabilities	(559)	3,644
Net cash used in operating activities	(5,717)	(1,121)
Cash flows from investing activities:
Additions to property and equipment	(577)	(1,024)
(Deposits into) withdrawals from capital improvement escrows, net	(669)	64
Distributions from unconsolidated joint ventures	2	2
Proceeds from asset sale, net	32,152	—
Deposit into escrow for development hotel	—	(10,250)
Net cash provided by (used in) investing activities	30,908	(11,208)
Cash flows from financing activities:
Proceeds from debt	—	450,000
Payments on debt and capital lease obligations	(366)	(305,369)
Debt issuance costs	—	(12,488)
Cash paid in connection with vesting of stock based awards	(227)	(579)
Distributions to holders of noncontrolling interests in consolidated subsidiaries	—	(185)
Net cash (used in) provided by financing activities	(593)	131,379
Net increase in cash and cash equivalents	24,598	119,050
Cash and cash equivalents, beginning of year	13,493	10,025
Cash and cash equivalents, end of year	$38,091	$129,075
Supplemental disclosure of cash flow information:
Cash paid for interest	$10,171	$12,618
Cash paid for income taxes	$—	$532
Non cash financing activities are as follows:
Write off of discount on convertible debt	$—	$726

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

The Company has one reportable operating segment.  During the three months ended March 31, 2015 and 2014, the Company derived 6.6% and 5.1% of its total revenues from international locations, respectively. The assets at these international locations were not significant during the periods presented.

Hotels

The Company’s hotels as of March 31, 2015 were as follows:

Hotel Name	Location	Number of Rooms	Ownership
Hudson	New York, NY	878	(1)
Morgans	New York, NY	117	(2)
Royalton	New York, NY	168	(2)
Mondrian SoHo	New York, NY	263	(3)
Delano South Beach	Miami Beach, FL	194	(4)
Mondrian South Beach	Miami Beach, FL	220	(5)
Shore Club	Miami Beach, FL	308	(6)
Mondrian Los Angeles	Los Angeles, CA	236	(2)
Clift	San Francisco, CA	372	(7)
Sanderson	London, England	150	(2)
St Martins Lane	London, England	204	(2)
Mondrian London at Sea Containers	London, England	359	(2)
Delano Las Vegas	Las Vegas, Nevada	1,117	(8)
10 Karakoy	Istanbul, Turkey	71	(9)

(1)

The Company owns 100% of Hudson through its subsidiary, Henry Hudson Holdings LLC, which is part of a property that is structured as a condominium, in which Hudson constitutes 96% of the square footage of the entire building. As of March 31, 2014, Hudson had 878 guest rooms and 60 single room dwelling units (“SROs”).

(2)	Operated under a management contract.
(3)

Operated under a management contract.  Until March 5, 2015, the Company held a minority ownership interest of approximately 20% and accounted for the hotel as an unconsolidated joint venture.  Effective April 27, 2015, the Company no longer manages Mondrian SoHo.  See note 4.

(4)	Wholly-owned hotel.
(5)

Operated as a condominium hotel under a management contract and owned through a 50/50 unconsolidated joint venture. As of March 31, 2015, 268 hotel residences had been sold, of which 153 are in the hotel rental pool and are included in the hotel room count, and 67 hotel residences remain to be sold. See note 4.

(6)	Operated under a management contract. As of March 31, 2015, the Company had an immaterial contingent profit participation equity interest. See note 4.
(7)	The hotel is operated under a long-term lease which is accounted for as a financing. See note 6.
(8)	A licensed hotel managed by MGM.
(9)	A franchised hotel.

 Food and Beverage Operations

The Company leases and manages all but one of the Sanderson food and beverage venues.  The Company also owns three food and beverage venues subject to leasehold agreements at Mandalay Bay in Las Vegas, which are managed by The Light Group (“TLG”).  These food and beverage venues are included in the Company’s consolidated financial statements.

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

The Light Group

On November 30, 2011, certain of the Company’s subsidiaries completed the acquisition of 90% of the equity interests in TLG Acquisition LLC (“TLG Acquisition,” and together with its subsidiaries, “TLG”), for a purchase price of $28.5 million in cash and up to $18.0 million in notes (the “TLG Promissory Notes”) (“The Light Group Purchase”).   TLG is a food and beverage management company which primarily operates numerous venues in Las Vegas pursuant to management agreements with various MGM affiliates.

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

The Company has certain indemnification obligations, which generally survive for 18 months following the closing of the TLG Equity Sale; however, no amounts are held in escrow for the satisfaction of such claims.  As of March 31, 2015, the Company has accrued approximately $0.3 million related to these indemnification obligations.

TEJ Management, LLC, an entity controlled by Andrew Sasson, and Galts Gulch Holding Company LLC, an entity controlled by Andy Masi (together, the “Minority Holders”) did not exercise their right to participate in the TLG Equity Sale. The Minority Holders maintained the right to put their equity interests to TLG’s managing member for amounts determined pursuant to the Amended and Restated Limited Liability Company of TLG. Hakkasan, as the current managing member, is obligated to pay $3.6 million of this amount upon delivery of the 10% equity interest in TLG held by the Minority Holders with the Company responsible for any amounts in excess of $3.6 million, as discussed below in “—Sasson-Masi Put Options.”

In addition, for the 18 months following the closing of the TLG Equity Sale, the Company has the right to purchase 49% of the equity of TLG from Hakkasan (the “Option Right”).

Sasson-Masi Put Options.  On January 15, 2015, each of Messrs. Sasson and Masi exercised his right to require Morgans Group to purchase his equity interest in TLG at a purchase price calculated in accordance with the Amended and Restated Limited Liability Company of TLG (the “Sasson-Masi Put Options”). The Company initially accounted for the redeemable noncontrolling interest at fair value in accordance with Accounting Standard Codification (“ASC”) 805, Business Combinations. Due to the redemption feature associated with the Sasson-Masi Put Options, the Company classified the noncontrolling interest in temporary equity in accordance with the Securities and Exchange Commission’s guidance as codified in ASC 480-10, Distinguishing Liabilities from Equity. Subsequently, the Company accreted the redeemable noncontrolling interest to its current redemption value, which approximates fair value, each period. The change in the redemption value did not impact the Company’s earnings or earnings per share.

The estimated aggregate purchase price for the Sasson-Masi Put Options was approximately $5.0 million based on the contractual formula applied to an option exercise date of January 15, 2015.

Pursuant to the TLG Equity Sale, Hakkasan is obligated to pay $3.6 million of the purchase price for the Sasson-Masi Put Options upon their execution.  As a result, the Company’s net obligation is approximately $1.4 million, which was recorded in other liabilities on the consolidated balance sheet as of March 31, 2015, as the Company no longer has any ownership in the underlying TLG assets.

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

Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Restricted Cash

As required by certain debt and lease agreements, restricted cash consists of cash held in escrow accounts for taxes, ground rent, insurance programs, and debt service or lease payments.

The Hudson/Delano 2014 Mortgage Loan, defined and discussed below in note 6, provides that, in the event the debt yield ratio falls below certain defined thresholds, all cash flows from Hudson and Delano South Beach are deposited into accounts controlled by the lenders from which debt service and operating expenses, including management fees, are paid and from which other reserve accounts may be funded. Any excess amounts will be retained by the lenders until the debt yield ratio exceeds the required thresholds for two consecutive calendar quarters. As of March 31, 2015, the debt yield ratio exceeded the required threshold.

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

The Company adopted Accounting Standards Update (“ASU”) No. 2014-08 (“ASU 2014-08”), “Presentation of Financial Statements and Property, Plant and Equipment; Reporting Discontinued Operations and Disclosures of Components of an Entity” in 2014, and as a result, it evaluates properties or assets to be held for sale under this accounting standard.  If, under the guidance of ASU 2014-08, a property or asset meets the requirements to be classified as a discontinued operation, the operations of the properties held for sale prior to the sale date are recorded in discontinued operations.  Otherwise, management looks to ASC 360-10-45 for guidance on presentation of properties or assets presented as assets held for sale.

In December 2014, the Company’s Board of Directors approved the TLG Equity Sale, as discussed in note 1.  For the year ended December 31, 2014, the Company classified the assets and liabilities related to TLG as assets held for sale.  The Company’s assets related to TLG included its investment in the TLG management contracts, which were amortized using the straight line method, over the life of each applicable management contract prior to the Company’s reclassification of these assets to held for sale, goodwill, and some intangible assets.  The Company’s liabilities related to TLG were payables which were incurred in the normal course of its operation.

 Investments in and Advances to Unconsolidated Joint Ventures

The Company accounts for its investments in unconsolidated joint ventures using the equity method as it does not exercise control over significant business decisions such as buying, selling or financing nor is it the primary beneficiary under ASC 810-10, as discussed above. Under the equity method, the Company increases its investment for its proportionate share of net income and contributions to the joint venture and decreases its investment balance by recording its proportionate share of net loss and distributions. Once the Company’s investment balance in an unconsolidated joint venture is zero, the Company suspends recording additional losses. For investments in which there is recourse or unfunded commitments to provide additional equity, distributions and losses in excess of the investment are recorded as a liability. As of March 31, 2015, there were no liabilities required to be recorded related to these investments.

Other Assets

In October 2014, the Company funded an approximately $15.3 million key money obligation related to Mondrian London, which is included in Other Assets and is being amortized over the term of the hotel management agreement.

In August 2012, the Company entered into a 10-year licensing agreement with MGM, with two five-year extensions at the Company’s option subject to performance thresholds, to convert THEhotel to Delano Las Vegas. Delano Las Vegas opened in September 2014.  In addition, the Company acquired the leasehold interests in three food and beverage venues at Mandalay Bay in Las Vegas from an existing tenant for $15.0 million in cash at closing and a deferred, principal-only $10.6 million promissory note (“Restaurant Lease Note”) to be paid over seven years, which the Company recorded at fair value as of the date of issuance at $7.5 million, as discussed in note 6. The food and beverage venues, which have been reconcepted and renovated, were and continue to be managed by TLG. The three food and beverage venues are operated pursuant to 10-year operating leases with an MGM affiliate, pursuant to which the Company pays minimum annual lease payments and a percentage rent based on cash flow. The Company allocated the total consideration paid, or to be paid, to the license agreement and the restaurant leasehold asset based on their respective fair values. The Company amortizes the fair value of the license agreement, using the straight line method, over the 10-year life of the license agreement, and the fair value of the restaurant leasehold interests, using the straight line method, over the 10-year life of the operating leases.

Further, as of March 31, 2015, other assets primarily consist of deferred financing costs which are being amortized, using the straight line method, which approximates the effective interest rate method, over the terms of the related debt agreements.

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

Income taxes for the three months ended March 31, 2015 and 2014, were computed using the Company’s effective tax rate.

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

Currently, the Company uses interest rate caps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. To comply with the provisions of ASC 820-10, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2015 and December 31, 2014, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. Accordingly, all derivatives have been classified as Level 2 fair value measurements. As of March 31, 2015, the Company had three interest rate caps outstanding and the fair value of these interest rate caps was less than $0.1 million.

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

 During the three months ended March 31, 2015, the Company recognized a non-cash impairment charge related to the Company’s investment in Mondrian Istanbul which was recorded in impairment loss and equity in income of investment in unconsolidated joint venture. The Company’s estimated fair value relating to this impairment assessment was based primarily upon Level 3 measurements, including the development hotels to future net cash flows expected to be generated by the investment  and settlement discussions with the Company’s joint venture partner.

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, and fixed and variable rate debt. Management believes the carrying amount of the aforementioned financial instruments, excluding fixed-rate debt, is a reasonable estimate of fair value as of March 31, 2015 and December 31, 2014 due to the short-term maturity of these items or variable market interest rates.

The Company had fixed rate debt of $55.6 million and $55.8 million as of March 31, 2015 and December 31, 2014, respectively, which included the Company’s trust preferred securities and Restaurant Lease Note, discussed above, and excludes capital leases.  This fixed rate debt had a fair market value at March 31, 2015 and December 31, 2014 of approximately $62.6 million and $63.0 million, respectively, using market rates.

Although the Company has determined that the majority of the inputs used to value its fixed rate debt fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its fixed rate debt utilize Level 3 inputs, such as estimates of current credit spreads. However, as of March 31, 2015 and December 31, 2014, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its fixed rate debt and determined that the credit valuation adjustments are not significant to the overall valuation of its fixed rate debt. Accordingly, all derivatives have been classified as Level 2 fair value measurements.

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

Redeemable Noncontrolling Interest

Due to the redemption feature associated with the Sasson-Masi Put Options, the Company initially classified the noncontrolling interest in temporary equity in accordance with the Securities and Exchange Commission’s guidance as codified in ASC 480-10, Distinguishing Liabilities from Equity. Subsequently, the Company accreted the redeemable noncontrolling interest to its current redemption value, which approximates fair value, each period. The change in the redemption value does not impact the Company’s earnings or earnings per share.  The Sasson-Masi Put Options were exercised on January 15, 2015, as discussed further in note 1, and as of March 31, 2015 have been reclassified to other liabilities on the Company’s consolidated balance sheet.

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

The membership units in Morgans Group, the Company’s operating company, owned by the Former Parent are presented as a noncontrolling interest in Morgans Group in the consolidated balance sheets and were approximately $0.5 million and $0.4 million as of March 31, 2015 and December 31, 2014, respectively. The noncontrolling interest in Morgans Group is: (i) increased or decreased by the holders of membership interests’ pro rata share of Morgans Group’s net income or net loss, respectively; (ii) decreased by distributions; (iii) decreased by exchanges of membership units for the Company’s common stock; and (iv) adjusted to equal the net equity of Morgans Group multiplied by the holders of membership interests’ ownership percentage immediately after each issuance of units of Morgans Group and/or shares of the Company’s common stock and after each purchase of treasury stock through an adjustment to additional paid-in capital. Net income or net loss allocated to the noncontrolling interest in Morgans Group is based on the weighted-average percentage ownership throughout the period. As of March 31, 2015, there were 75,446 membership units outstanding, each of which is exchangeable for a share of the Company’s common stock.

Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-02 (“ASU 2015-02”), “Consolidation – Amendments to the Consolidation Analysis.”   ASU 2015-02 applies to reporting entities that are required to evaluate whether they should consolidate certain legal entities.  Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities.  Additionally, the amendments eliminate the presumption that a general partner should consolidate a limited partnership.  The amendments in ASU 2015-02 affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships.   ASU 2015-02 will be effective for public business entities for fiscal years and interim periods beginning after December 15, 2015. The Company is currently evaluating the impact that ASU 2015-02 will have on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03 (“ASU 2015-03”), “Interest – Imputation of Interest.”   ASU 2015-03 is intended to simplify the presentation of debt issuance costs under GAAP.  Under the new standard, debt issuance costs will be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as an asset.  ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those years.  Additionally, ASU 2015-03 must be applied on a retroactive basis and upon transition, an entity is required to comply with the applicable disclosures for a change in accounting principle.  The Company will adopt ASU 2015-03 and change its presentation of debt issuance costs effective the first quarter of fiscal year 2016.

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

Basic earnings (loss) per share is calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share include the effect of potential shares outstanding, including dilutive securities. Potential dilutive securities may include shares and options granted under the Company’s stock incentive plan and membership units in Morgans Group, which may be exchanged for shares of the Company’s common stock under certain circumstances. The 75,446 Morgans Group membership units (which may be converted to cash, or at the Company’s option, common stock) held by third parties at March 31, 2015, the Yucaipa Warrants issued to the Yucaipa Investors, unvested restricted stock units, LTIP Units (as defined in note 10) and stock options have been excluded from the diluted net income (loss) per common share calculation, as there would be no effect on reported diluted net income (loss) per common share.

The table below details the components of the basic and diluted loss per share calculations (in thousands, except for per share data). The Company has not had any undistributed earnings in any calendar quarter presented. Therefore, the Company does not present earnings per share following the two-class method.

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Numerator:
Net loss	$(12,838)	$(23,942)
Net loss (income) attributable to noncontrolling interest	14	(193)
Net loss attributable to Morgans Hotel Group Co.	(12,824)	(24,135)
Less: preferred stock dividends and accretion	3,910	4,367
Net loss attributable to common stockholders	$(16,734)	$(28,502)
Denominator:
Weighted average basic common shares outstanding	34,388	33,651
Effect of dilutive securities	—	—
Weighted average diluted common shares outstanding	34,388	33,651
Basic and diluted loss available to common stockholders per common share	$(0.49)	$(0.85)

4. Investments in and Advances to Unconsolidated Joint Ventures

The Company’s investments in and advances to unconsolidated joint ventures and its equity in losses of unconsolidated joint ventures are summarized as follows (in thousands):

Investments

Entity	As of March 31, 2015	As of December 31, 2014
Mondrian Istanbul	$6,500	$10,392
Other	100	100
Total investments in and advances to unconsolidated joint ventures	$6,600	$10,492

The Company’s income from unconsolidated joint ventures was immaterial for the periods ended March 31, 2015 and 2014.  The Company recorded a $3.9 million impairment charge related to its investment in Mondrian Istanbul during the period ended March 31, 2015, discussed below.

Mondrian South Beach

On August 8, 2006, the Company entered into a 50/50 joint venture to renovate and convert an apartment building on Biscayne Bay in Miami Beach into a condominium hotel, Mondrian South Beach, which opened in December 2008. The Company operates Mondrian South Beach under a long-term management contract.

The Mondrian South Beach joint venture initially received nonrecourse mortgage loan financing of approximately $124.0 million at a rate of LIBOR plus 3.0%. A portion of this mortgage debt was paid down, prior to the amendments discussed below, with proceeds obtained from condominium sales. In April 2008, the Mondrian South Beach joint venture obtained a mezzanine loan from the mortgage lenders of $28.0 million bearing interest at LIBOR plus 6.0%. Additionally, the Company and an affiliate of its joint venture partner provided additional mezzanine financing of $28.0 million in total to the joint venture through a 50/50 mezzanine financing joint venture.

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

In February 2015, the joint venture exercised its option to extend the outstanding mortgage and mezzanine debt until April 2016. As of March 31, 2015, the joint venture’s outstanding nonrecourse mortgage loan was $21.5 million, with interest accruing at LIBOR plus 3.8% and paid at LIBOR plus 1.5%.  The outstanding mezzanine loan was $28.0 million, with interest accruing at 4.26%. In addition, the outstanding mezzanine debt owed to affiliates of the joint venture partners was $28.0 million.

The joint venture is in the process of selling units as condominiums, subject to market conditions, and unit buyers will have the opportunity to place their units into the hotel’s rental program. As of March 31, 2015, 268 hotel residences had been sold, of which 153 are in the hotel rental pool and are included in the hotel room count, and 67 hotel residences remain to be sold. In addition to hotel management fees, the Company could also realize fees from the sale of condominium units, although there can be no assurances of any sales in the future.

The Mondrian South Beach joint venture was determined to be a variable interest entity as during the process of refinancing the venture’s mortgage in April 2010, its equity investment at risk was considered insufficient to permit the entity to finance its own activities. Management determined that the Company is not the primary beneficiary of this variable interest entity.

Because the Company has written its investment value in the joint venture to zero, for financial reporting purposes, the Company believes its maximum exposure to losses as a result of its involvement in Mondrian South Beach is limited to its outstanding management fees and related receivables, excluding guarantees and other contractual commitments.

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

Mondrian SoHo

In June 2007, the Company entered into a joint venture with Cape Advisors Inc. to acquire property and develop a Mondrian hotel on that property in the SoHo neighborhood of New York City. The Company had a 20% equity interest in the joint venture. Under the terms of the hotel management agreement executed between the Company and the joint venture in June 2007, the Company had a contract to manage the hotel for a 10-year term beginning on the date the hotel opened for business, which was in February 2011, with two 10-year extension options.

The joint venture obtained a loan to acquire the hotel property and develop the hotel, which matured in June 2010 and was extended several times.  On November 2012, the joint venture did not meet the necessary extension options and a foreclosure judgment was issued on November 25, 2014.  The foreclosure sale was held on January 7, 2015, at which German American Capital Corporation (“GACC”) was the winning and only bidder. GACC assigned its bid to 9 Crosby LLC, an affiliate of The Sapir Organization (“Sapir”), a New York-based real estate development and management organization.  The sale of the hotel property to Sapir closed on March 6, 2015.  As a result, effective March 6, 2015, the Company no longer held any equity interest in Mondrian SoHo. Effective April 27, 2015, the Company no longer managed Mondrian SoHo.  See note 7 for further discussion related to ongoing legal proceedings related to Mondrian SoHo.

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

Based on settlement discussions, the Company determined that this investment was other-than-temporarily impaired and recorded a $3.9 million impairment charge during the three months ended March 31, 2015.

5. Other Liabilities

Other liabilities consist of the following (in thousands):

	As of March 31, 2015	As of December 31, 2014
Designer fee claim	$13,866	$13,866
Sasson-Masi Put Options, net (note 1)	1,442	—
	$15,308	$13,866

Designer Fee Claim

As of March 31, 2015 and December 31, 2014, other liabilities included $13.9 million related to a designer fee claim. The Former Parent had an exclusive service agreement with a hotel designer, pursuant to which the designer has made various claims related to the agreement. Although the Company is not a party to the agreement, it may have certain contractual obligations or liabilities to the Former Parent in connection with the agreement. According to the agreement, the designer was owed a base fee for each designed hotel, plus 1% of gross revenues, as defined in the agreement, for a 10-year period from the opening of each hotel. In addition, the agreement also called for the designer to design a minimum number of projects for which the designer would be paid a minimum fee. A liability amount has been estimated and recorded in these consolidated financial statements before considering any defenses and/or counter-claims that may be available to the Company or the Former Parent in connection with any claim brought by the designer. The estimated costs of the design services were capitalized as a component of the applicable hotel and amortized over the five-year estimated life of the related design elements.

6. Debt and Capital Lease Obligations

Debt and capital lease obligations consists of the following (in thousands):

Description	As of March 31, 2015	As of December 31, 2014	Interest rate at March 31, 2015
Hudson/Delano Mortgage (a)	$450,000	$450,000	5.82% (LIBOR + 5.65%)
Clift debt (b)	94,205	93,829	9.60%
Liability to subsidiary trust (c)	50,100	50,100	8.68%
Restaurant Lease Note (d)	5,485	5,709	(d)
Capital lease obligations (e)	6,105	6,105	(e)
Debt and capital lease obligation	$605,895	$605,743

(a) Mortgage Agreements

Hudson/Delano 2014 Mortgage Loan

On February 6, 2014, subsidiaries of the Company entered into a financing arrangement with Citigroup Global Markets Realty Corp. and Bank of America, N.A., as lenders, consisting of $300.0 million nonrecourse mortgage notes and $150.0 million mezzanine loans resulting in an aggregate principal amount of $450.0 million, secured by mortgages encumbering Delano South Beach and Hudson and pledges of equity interests in certain subsidiaries of the Company (collectively, the “Hudson/Delano 2014 Mortgage Loan”).

The net proceeds from the Hudson/Delano 2014 Mortgage Loan were applied to (1) repay $180.0 million of outstanding mortgage debt under the prior mortgage loan secured by Hudson (the “Hudson 2012 Mortgage Loan”), (2) repay $37.0 million of indebtedness under the Company’s $100.0 million senior secured revolving credit facility secured by Delano South Beach (the “Delano Credit Facility”), (3) provide cash collateral for reimbursement obligations with respect to a $10.0 million letter of credit under the Delano Credit Facility which was returned to the Company in June 2014, and (4) fund reserves required under the Hudson/Delano 2014 Mortgage Loan, with the remainder available for general corporate purposes and working capital, including repayment of the Company’s 2.375% Senior Subordinated Convertible Notes (the “Convertible Notes”) that matured and were repaid in full in October 2014 and TLG Promissory Notes.

The Hudson/Delano 2014 Mortgage Loan bears interest at a blended rate of 30-day LIBOR plus 565 basis points. The Company maintains interest rate caps for the principal amount of the Hudson/Delano 2014 Mortgage Loan that caps the LIBOR rate on the debt under the Hudson/Delano 2014 Mortgage Loan at approximately 1.75% through the initial maturity date.

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

The Hudson/Delano 2014 Mortgage Loan contains restrictions on the ability of the borrowers to incur additional debt or liens on their assets and on the transfer of direct or indirect interests in Hudson or Delano South Beach and the owners of Hudson and Delano South Beach and other affirmative and negative covenants and events of default customary for multiple asset commercial mortgage-backed securities loans. The Hudson/Delano 2014 Mortgage Loan is nonrecourse to the Company’s subsidiaries that are the borrowers under the loan, except pursuant to certain carveouts detailed therein. In addition, the Company has provided a customary environmental indemnity and nonrecourse carveout guaranty under which it would have liability with respect to the Hudson/Delano 2014 Mortgage Loan if certain events occur with respect to the borrowers, including voluntary bankruptcy filings, collusive involuntary bankruptcy filings, changes to the Hudson capital lease without prior written consent of the lender, violations of the restrictions on transfers, incurrence of additional debt, or encumbrances of the property of the borrowers. The nonrecourse carveout guaranty prohibits the payment of dividends on or repurchase of the Company’s common stock. As of March 31, 2015, the Company was in compliance with these covenants.

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

The lease agreement provides for base annual rent of approximately $6.0 million per year until October 2014 with increases each five years thereafter. As a result of the first such increase, effective October 14, 2014, the annual rent increased to $7.6 million.  Base rent increases by a formula tied to increases in the Consumer Price Index, with a maximum increase of 20% and a minimum increase of 10% at each five-year rent increase date thereafter. The lease is nonrecourse to the Company.

Morgans Group also entered into an agreement, dated September 17, 2010, whereby Morgans Group agreed to guarantee losses of up to $6.0 million suffered by the lessors in the event of certain “bad boy” type acts. As of March 31, 2015, there had been no triggering event that would require the Company to recognize a liability related to this guarantee.

(c) Liability to Subsidiary Trust Issuing Preferred Securities

On August 4, 2006, a trust formed by the Company, MHG Capital Trust I (the “Trust”), issued $50.0 million in trust preferred securities in a private placement. The Company owns all of the $0.1 million of outstanding common stock of the Trust. The Trust used the proceeds of these transactions to purchase $50.1 million of junior subordinated notes issued by the Company’s operating company and guaranteed by the Company (the “Trust Notes”) which mature on October 30, 2036. The sole assets of the Trust consist of the Trust Notes. The terms of the Trust Notes are substantially the same as preferred securities issued by the Trust. The Trust Notes and the preferred securities have a fixed interest rate of 8.68% until October 2016, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus 3.25% per annum. The Trust Notes are redeemable by the Trust, at the Company’s option, at par, and the Company has not redeemed any Trust Notes. To the extent the Company redeems the Trust Notes, the Trust is required to redeem a corresponding amount of preferred securities.

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

(d) Restaurant Lease Note

As discussed in note 2, in August 2012, the Company acquired the leasehold interests in three food and beverage venues at Mandalay Bay from an existing tenant for $15.0 million in cash at closing and the issuance of a principal-only $10.6 million Restaurant Lease Note to be paid over seven years. The Restaurant Lease Note does not bear interest except in the event of default, as defined in the agreement. In accordance with ASC 470, Debt, the Company imputed interest on the Restaurant Lease Note, which was recorded at its fair value of $7.5 million as of the date of issuance. At March 31, 2015, the carrying amount of the Restaurant Lease Note was $5.5 million.

(e) Capital Lease Obligations

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

The Company has allocated both lease payments between the land and building based on their estimated fair values. The portion of the payments allocated to the building has been capitalized at the present value of the future minimum lease payments. The portion of the payments allocable to the land is treated as operating lease payments. The imputed interest rate on both of these leases is 8%, which is based on the Company’s incremental borrowing rate at the time the lease agreement was executed. The capital lease obligations related to the units amounted to approximately $6.1 million as of March 31, 2015 and December 31, 2014, respectively. Substantially all of the principal payments on the capital lease obligations are due at the end of the lease agreements.

(f) Repaid and Retired Debt

Hudson Mortgage and Mezzanine Loan.  On November 14, 2012, certain of the Company’s subsidiaries entered into the Hudson 2012 Mortgage Loan, a mortgage financing with UBS Real Estate Securities Inc., as lender, consisting of a $180.0 million nonrecourse mortgage loan, secured by Hudson, which was fully-funded at closing.

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

TLG Promissory Notes.  The TLG Promissory Notes were scheduled to mature in November 2015 and could have been voluntarily prepaid, in full or in part, at any time.  The TLG Promissory Notes earned interest at an annual rate of 8%, provided that if the notes were not paid or converted on or before November 30, 2014, the interest rate increased to 18%. The TLG Promissory Notes also provided that 75% of the accrued interest was payable quarterly in cash and the remaining 25% accrued and was included in the principal balance which is payable at maturity.

In December 2014, the Company used cash on hand to repay and retire $19.1 million of outstanding TLG Promissory Notes, which included the original principal balance of $18.0 million plus deferred interest of $1.1 million.

As discussed further in note 8, on August 5, 2013, Messrs. Sasson and Masi filed a lawsuit in the Supreme Court of the State of New York against TLG Acquisition and Morgans Group alleging, among other things, breach of contract and an event of default under the TLG Promissory Notes.  Although the TLG Promissory Notes were repaid and retired in December 2014, this lawsuit remains pending.

Convertible Notes. On October 17, 2007, the Company issued $172.5 million aggregate principal amount of 2.375% Senior Subordinated Convertible Notes in a private offering. Net proceeds from the offering were approximately $166.8 million. Throughout 2014, the Company repurchased an aggregate of $123.4 million of outstanding Convertible Notes for an amount equal to their principal balance plus accrued interest.  On October 15, 2014, the Convertible Notes matured and the Company repaid the outstanding principal amount of $49.1 million with cash on hand. All Convertible Notes were retired upon repayment.

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

Delano Credit Facility.  On July 28, 2011, the Company and certain of its subsidiaries (collectively, the “Borrowers”), entered into a secured credit agreement with Deutsche Bank Securities Inc. as sole lead arranger, Deutsche Bank Trust Company Americas, as agent, and the lenders party thereto.

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

The following table details, as of March 31, 2015, the Company’s key money, equity investment and debt financing commitments for hotels under development as well as potential funding obligations under cash flow guarantees at operating hotels and hotels under development at the maximum amount under the applicable contracts, but excluding contracts where the maximum amount cannot be determined (in thousands):

As of March 31, 2015
Key money, equity investment and debt financing commitments (1)	$250
Cash flow guarantees in dispute (2)	8,000
Cash flow guarantees	5,000
Total maximum future funding commitments	$13,250
Amounts due within one year	$250

(1)	Amount reflects key money commitments. The Company had no equity or debt financing commitments at March 31, 2015.
(2)

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

In January 2014, the Company signed a franchise agreement for 10 Karaköy, a Morgans Original branded hotel in Istanbul, Turkey. The hotel, which opened in November 2014, was converted from office and retail space and has 71 rooms. The Company funded a $0.3 million key money obligation in April 2015 related to 10 Karaköy.

In March 2015, the Company signed a 20-year management agreement, with four five-year renewal options, for Delano Dubai, which is currently scheduled to open in 2017 as the third hotel in the Delano portfolio.  Delano Dubai’s 110-key deluxe hotel apartment property will be on Dubai’s beachfront island in Palm Jumeirah and will form part of a contemporary mixed-used resort development.  There are no capital commitments or cash flow guarantees required under the Delano Dubai management agreement.

In May 2015, the Company signed a long-term management agreement for Mondrian Dubai, which is currently anticipated to open in 2018.  Located in the Burj Khalifa region of Dubai, Mondrian Dubai expects to have 235-rooms, of which approximately one third are expected to be condo hotel units.  There are no capital commitments or cash flow guarantees required under the Mondrian Dubai management agreement.

The Company has signed management, license or franchise agreements for new hotels which are in various stages of development. As of March 31, 2015, these included the following:

	Expected Room Count	Anticipated Opening	Initial Term
Hotels Currently Under Construction or Renovation:
Mondrian Doha	270	2015	30 years
Delano Dubai	110	2017	20 years
Other Signed Agreements:
Mondrian Dubai	235	2018	15 years
Mondrian Istanbul	114		20 years
Delano Aegean Sea	150		20 years
Delano Cartagena	211		20 years

There can be no assurances that any or all of the Company’s projects listed above will be developed as planned. If adequate project financing is not obtained, these projects may need to be limited in scope, deferred or cancelled altogether, in which case the Company may be unable to recover any previously funded key money, equity investments or debt financing.

For example, due to the Company’s joint venture partner’s failure to achieve certain agreed milestones in the development of the Mondrian Istanbul hotel, in early 2014, the Company exercised its put option under the joint venture agreement and initiated foreclosure proceedings, as discussed further in note 4.

Other Guarantees to Hotel Owners

As discussed above, the Company has provided certain cash flow guarantees to hotel owners in order to secure management contracts.

The Company’s hotel management agreements for Royalton and Morgans contain cash flow guarantee performance tests that stipulate certain minimum levels of operating performance. These performance test provisions give the Company the option to fund a shortfall in operating performance limited to the Company’s earned base fees. If the Company chooses not to fund the shortfall, the hotel owner has the option to terminate the management agreement. Historically, the Company has funded the shortfall and as of March 31, 2015, approximately $0.2 million was accrued as a reduction to management fees related to these performance test provisions.  Until 2016 and so long as the Company funds the shortfalls, the hotel owners do not have the right to terminate the Company as hotel manager. The Company’s maximum potential amount of future fundings related to the Royalton and Morgans performance guarantee cannot be determined as of March 31, 2015, but under the hotel management agreements is limited to the Company’s base fees earned.

Additionally, the Company is currently subject to performance tests under certain other of its hotel management agreements, which could result in early termination of the Company’s hotel management agreements.  As of March 31, 2015, the Company is in compliance with these termination performance tests and is not exercising any contractual cure rights.  Generally, the performance tests are two part tests based on achievement of budget or cash flow and revenue per available room indices.  In addition, once the performance test period begins, which is generally multiple years after a hotel opens, each of these performance tests must fail for two or more consecutive years and the Company has the right to cure any performance failures, subject to certain limitations.

Operating Joint Venture Hotels Commitments and Guarantees

The following details obligations the Company has or may have related to its operating and former joint venture hotels as of March 31, 2015.

Mondrian South Beach Mortgage and Mezzanine Agreements. Morgans Group and affiliates of its joint venture partner have agreed to provide standard nonrecourse carve-out guarantees and provide certain limited indemnifications for the Mondrian South Beach mortgage and mezzanine loans. In the event of a default, the lenders’ recourse is generally limited to the mortgaged property or related equity interests, subject to standard nonrecourse carve-out guarantees for “bad boy” type acts. Morgans Group and affiliates of its joint venture partner also agreed to guarantee the joint venture’s obligation to reimburse certain expenses incurred by the lenders and indemnify the lenders in the event such lenders incur liability in connection with certain third-party actions. Morgans Group and affiliates of its joint venture partner have also guaranteed the joint venture’s liability for the unpaid principal amount of any seller financing note provided for condominium sales if such financing or related mortgage lien is found unenforceable, provided they shall not have any liability if the seller financed unit becomes subject to the lien of the lender’s mortgage or title to the seller financed unit is otherwise transferred to the lender or if such seller financing note is repurchased by Morgans Group and/or affiliates of its joint venture at the full amount of unpaid principal balance of such seller financing note. In addition, although construction is complete and Mondrian South Beach opened on December 1, 2008, Morgans Group and affiliates of its joint venture partner may have continuing obligations under construction completion guarantees until all outstanding payables due to construction vendors are paid. As of March 31, 2015, there were remaining payables outstanding to vendors of approximately $0.3 million. Pursuant to a letter agreement with the lenders for the Mondrian South Beach loan, the joint venture agreed that these payables, many of which are currently contested or under dispute, will not be paid from operating funds but only from tax abatements and settlements of certain lawsuits. In the event funds from tax abatements and settlements of lawsuits are insufficient to repay these amounts in a timely manner, the Company and its joint venture partner are required to fund the shortfall amounts.

The Company and affiliates of its joint venture partner also have each agreed to purchase approximately $14.0 million of condominium units under certain conditions, including an event of default. In the event of a default under the lender’s mortgage or mezzanine loan, the joint venture partners are each obligated to purchase selected condominium units, at agreed-upon sales prices, having aggregate sales prices equal to 1/2 of the lesser of $28.0 million, which is the face amount outstanding on the lender’s mezzanine loan, or the then outstanding principal balance of the lender’s mezzanine loan. The joint venture is not currently in an event of default under the mortgage or mezzanine loan. As of March 31, 2015, there had been no triggering event that would require the Company to recognize a liability related to the construction completion or the condominium purchase guarantees.

Mondrian SoHo. Certain affiliates of the Company’s joint venture partner have agreed to provide a standard nonrecourse carve-out guaranty for “bad boy” type acts and a completion guaranty to the lenders for the Mondrian SoHo loan, for which Morgans Group has agreed to indemnify the joint venture partner and its affiliates up to 20% of such entities’ guaranty obligations, provided that each party is fully responsible for any losses incurred as a result of its own gross negligence or willful misconduct. As of March 31, 2015 there had been no triggering event that would require the Company to recognize a liability related to this indemnity.

Ames. On April 26, 2013, the joint venture closed on a new loan agreement with the mortgage lenders that provided for a reduction of the mortgage debt and an extension of maturity in return for a cash paydown. The Company did not contribute to the cash paydown and instead entered into an agreement with its joint venture partner pursuant to which, among other things, (1) the Company assigned its equity interests in the joint venture to its joint venture partner, (2) the Company agreed to give its joint venture partner the right to terminate its management agreement upon 60 days’ prior notice in return for an aggregate payment of $1.8 million, and (3) a creditworthy affiliate of the Company’s joint venture partner has assumed all or a portion of the Company’s potential liability with respect to historic tax credit guarantees, with the Company’s liability for any tax credit guarantees capped, in any event, at $3.0 million in the aggregate. The potential liability for historic tax credit guarantees relates to approximately $16.9 million of federal and state historic rehabilitation tax credits that Ames qualified for at the time of its development. As of March 31, 2015, there had been no triggering event that would require the Company to accrue any potential liability related to the historic tax credit guarantee.

Litigation Regarding Mondrian SoHo

On January 16, 2013, German American Capital Corporation (“GACC” or the “lender”), the lender for the mortgage loans on the Mondrian SoHo property, filed a complaint in the Supreme Court of the State of New York, County of New York against Sochin Downtown Realty, LLC, the joint venture that then owned Mondrian SoHo (“Sochin JV”), Morgans Management, the then manager for the hotel, Morgans Group, Happy Bar LLC and MGMT LLC, seeking foreclosure including, among other things, the sale of the mortgaged property free and clear of the management agreement, entered into between Sochin JV and Morgans Management on June 27, 2007, as amended on July 30, 2010. According to the complaint, Sochin JV defaulted by failing to repay the approximately $217.0 million outstanding on the loans when they became due on November 15, 2012. Cape Advisors Inc. indirectly owned 80% of the equity interest in Sochin JV and Morgans Group indirectly owned the remaining 20% equity interest.

A foreclosure judgment was issued on November 25, 2014 and the foreclosure sale was held on January 7, 2015, at which GACC was the winning and only bidder. GACC had an agreement to assign its bid to 9 Crosby LLC, an affiliate of Sapir, a New York-based real estate development and management organization.  In connection with that contract, GACC and Sapir agreed to terminate the Company as manager of Mondrian SoHo.  The sale of the Mondrian SoHo hotel property to Sapir closed on March 6, 2015.

On October 24, 2014, the Company filed suit in the Supreme Court of the State of New York seeking a declaration that the mortgage lenders to the Mondrian SoHo debt or Sapir cannot remove it as hotel manager following the conclusion of the foreclosure proceedings.  The action seeks to protect and enforce the Company’s long-term hotel management contract for Mondrian SoHo, regardless of the outcome of the foreclosure proceedings.  The Company also seeks damages against the lenders and ultimate buyer of the property in case the Company is actually terminated and removed as manager of the hotel (as has now happened).  On February 9, 2015, the court heard the Company’s motion for a preliminary injunction preventing the mortgage lender and/or the ultimate buyer from removing it as manager of Mondrian SoHo pending resolution of the lawsuit; that motion was denied in an oral ruling that same day.  While the court did not grant the injunction, it recognized the underlying merits of the Company’s case.  On February 27, 2015, the Company filed an appeal of the denial of its motion for a preliminary injunction in the Supreme Court of New York, Appellate Division, First Department.  That appeal is currently pending.

On April 24, 2015, the court ordered Morgans to vacate the premises on or before April 27, 2015.  Consistent with that order, Morgans ceased to manage Mondrian SoHo on April 27, 2015.  Morgans’ appeal on the preliminary injunction and its claim for monetary damages against GACC and Sapir are still pending.  The case is currently in the discovery phase.

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

Litigation Regarding TLG Promissory Notes

On August 5, 2013, Messrs. Andrew Sasson and Andy Masi filed a lawsuit in the Supreme Court of the State of New York against TLG Acquisition LLC and Morgans Group LLC relating to the $18.0 million TLG Promissory Notes. See note 1 and note 7 regarding the background of the TLG Promissory Notes. The complaint alleged, among other things, a breach of contract and an event of default under the TLG Promissory Notes as a result of the Company’s failure to repay the TLG Promissory Notes following an alleged “Change of Control” that purportedly occurred upon the election of the Company’s current Board of Directors on June 14, 2013. The complaint sought payment of Mr. Sasson’s $16.0 million TLG Promissory Note and Mr. Masi’s $2.0 million TLG Promissory Note, plus interest compounded to principal, as well as default interest, and reasonable costs and expenses incurred in the lawsuit. On September 26, 2013, the Company filed a motion to dismiss the complaint in its entirety. On February 6, 2014, the court granted the Company’s motion to dismiss. On March 7, 2014, Messrs. Sasson and Masi filed a Notice of Appeal from this decision with the Appellate Division, First Department.  On April 9, 2015, the Appellate Division, First Department, reversed the trial court’s decision, denying the motion to dismiss and remanding to the trial court for further proceedings.  The Company is considering appealing the decision.  Although the TLG Promissory Notes were repaid and retired in December 2014, this lawsuit remains pending for issues related primarily to applicable interest rates.

Litigation Regarding 2013 Deleveraging Transaction, Proxy Litigation Between Mr. Burkle and OTK and Certain of the Company’s Current Directors, and Litigation Regarding Yucaipa Board Observer Rights

On February 17, 2015, the remaining parties to the Delaware derivative shareholder litigation brought in 2013 filed a stipulation and proposed form of order to dismiss the claims against Michael Malone, the last remaining defendant, without prejudice, and the Court entered the dismissal order on February 18, 2015.

As a result, all litigations related to the a 2013 deleveraging transaction that was never consummated, proxy litigation between Mr. Ronald Burkle and OTK Associates, LLC (“OTK”) and certain of the Company’s former Directors, and litigation regarding the Yucaipa board observer rights, all brought in 2013, are now concluded, as discussed further in Part II, “Item 1. Legal Proceedings.”

Environmental

As a holder of real estate, the Company is subject to various federal, state and local environmental laws. Compliance by the Company with existing laws has not had an adverse effect on the Company and management does not believe that it will have a material adverse impact in the future. However, the Company cannot predict the impact of new or changed laws or regulations.

Other Litigation

The Company is involved in various lawsuits and administrative actions in the normal course of business, in addition to the other litigation noted above.

8. Omnibus Stock Incentive Plan

On February 9, 2006, the Board of Directors of the Company adopted the Morgans Hotel Group Co. 2006 Omnibus Stock Incentive Plan. Subsequently and on several occasions, the Company’s Board of Directors adopted, and stockholders approved, amendments to the Omnibus Stock Incentive Plan (the “Stock Plan”), to namely increase the number of shares reserved for issuance under the plan. As of March 31, 2015, the Stock Plan had 14,610,000 shares reserved for issuance.

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

On March 19, 2015, the Company issued an aggregate of 4,426 RSUs to two newly appointed non-employee directors under the Stock Plan. These grants become 100% vested on May 14, 2015, provided that upon a non-employee director’s resignation from the Board of Directors, other than as a consequence of the director’s bad acts, the vesting of any RSUs will be on a pro rated basis as of the resignation date. The estimated fair value of each such RSU granted was based on the closing price of the Company’s common stock on the grant date.

In addition, the Company has granted, or may grant, RSUs to certain executives, employees or non-employee directors as part of future annual equity grants or to newly hired or promoted employees from time to time.

A summary of stock-based incentive awards as of March 31, 2015 is as follows (in units, or shares, as applicable):

	Restricted Stock Units	LTIP Units	Stock Options
Outstanding as of January 1, 2015	335,672	941,157	1,124,740
Granted during 2015	4,426	—	—
Distributed/exercised during 2015	(79,305)	—	—
Forfeited during 2015	(5,999)	—	—
Outstanding as of March 31, 2015	254,794	941,157	1,124,740
Vested as of March 31, 2015	—	941,157	1,124,740

Total stock compensation expense, which is included in corporate expenses on the accompanying consolidated statements of comprehensive loss, was $0.3 million and $1.9 million for the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015 and December 31, 2014, there were approximately $4.5 million and $5.9 million, respectively, of total unrecognized compensation costs related to unvested share awards. As of March 31, 2015, the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 1.1 years.

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

The Series A preferred securities had an 8% dividend rate through October 15, 2014 and have a 10% dividend rate until October 15, 2016 and a 20% dividend rate thereafter. The Company has the option to accrue any and all dividend payments. The cumulative unpaid dividends have a dividend rate equal to the dividend rate on the Series A preferred securities. As of March 31, 2015, the Company had undeclared and unpaid dividends of approximately $46.2 million. The Company has the option to redeem any or all of the Series A preferred securities at par at any time. The Series A preferred securities have limited voting rights and only vote on the authorization to issue senior preferred securities, amendments to their certificate of designations and amendments to the Company’s charter that adversely affect the Series A preferred securities.

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

On April 3, 2015, at the request of the Yucaipa Investors, the Company’s Board of Directors voted to increase the size of the Board of Directors to ten and appointed Bradford B. Nugent, the Yucaipa Investors’ nominee, effective immediately, in advance of nominating him for election at the Company’s annual meeting.

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

The initial carrying value of the Series A preferred securities was recorded at its net present value less costs to issue on the date of issuance. The carrying value will be periodically adjusted for accretion of the discount. As of March 31, 2015, the value of the preferred securities was $67.7 million, which includes cumulative accretion of $19.6 million.

The Company calculated the estimated fair value of the Yucaipa Warrants using the Black-Scholes valuation model, as discussed in note 2.

10. Related Party Transactions

The Company earned management fees, chain services reimbursements and fees for certain technical services and has receivables from hotels owned by unconsolidated joint ventures. These fees totaled approximately $1.1 million and $1.2 million for the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015 and December 31, 2014, the Company had receivables from these affiliates of approximately $3.4 million and $3.6 million, respectively, which are included in related party receivables on the accompanying consolidated balance sheets.

On May 7, 2015, the Company entered into a Consulting Agreement with Jonathan Langer, a member of the Company’s Board of Directors, pursuant to which Mr. Langer will provide consulting services to the Company, at the direction of the Board of Directors Special Transaction Committee (the “STC”), in connection with the Company’s previously announced strategic alternatives process, as well as on-going financial and operating consulting services to the Company and Chief Executive Officer. The Company believes that Mr. Langer is uniquely suited to provide financial and strategic advisory services to the Company because of his extensive experience both in the financial sector and hospitality industry, as well as his tenure as a director and chairman of the STC.  Effective immediately upon the entering of the Consulting Agreement, Mr. Langer resigned from the Board of Directors.

Under the terms of the Consulting Agreement, to advance the strategic alternatives process and in consideration of the services Mr. Langer provided to the Company over the course of the prior year beyond his duties as a director, the Company will pay Mr. Langer a one-time fee of $500,000, a portion of which is payable in cash and a portion of which will be paid in common stock of the Company under the Stock Plan, which will be fully vested on the date of grant.   This amount has been accrued for and is recorded in corporate expenses on the Company’s March 31, 2015 consolidated financial statements.  Additionally, the Company will pay Mr. Langer a consulting fee of $375,000 per quarter (beginning with the fiscal quarter starting April 1, 2015), payable within ten business days following the end of each quarter and prorated for any partial quarter.   Any quarterly consulting fee will be payable by the Company up to 50% in cash and the balance in fully-vested common stock of the Company granted under the Plan.  In the event the Consulting Agreement is terminated without cause or a Corporate Transaction (as defined win the Stock Plan) occurs within one year following the effective date of the Consulting Agreement, Mr. Langer will be entitled to a special payment equal to (x) $500,000 less (y)(i) $125,000 multiplied by (ii) the number of quarterly payments previously paid to Mr. Langer, payable in cash or stock at the Company’s option. The Consulting Agreement is terminable at will by either party upon written notice of no less than 20 business days.

The members of the Audit Committee, together with a majority of the Board of Directors (excluding Mr. Langer), voted to approve the Consulting Agreement pursuant to the Company’s Related Persons Transaction Policy and Procedures.

11. Other Expenses

Restructuring and disposal costs

These expenses primarily relate to costs incurred related to the Company’s corporate restructuring initiatives, such as professional fees, litigation and settlement costs, executive terminations and severance costs related to such restructuring initiatives, including the plan of termination implemented in March 2014 (the “Termination Plan”) that resulted in a workforce reduction of the Company’s corporate office employees, the Board of Directors’ Special Transaction Committee costs, proxy contests, and gains and losses on asset disposals as part of major renovation projects. Restructuring and disposal costs consist of the following (in thousands):

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Restructuring costs (income)	$295	$(139)
Severance costs	1,660	7,318
(Gain) loss on asset disposal	(6)	64
	$1,949	$7,243

As a result of the Termination Plan, which constituted a plan of termination under ASC 420, Exit or Disposal Cost Obligations, the Company recorded a charge of approximately $7.1 million in the first quarter of 2014 related to the cost of one-time termination benefits which have been paid in cash, and are included in ‘Severance Costs’ for the three months ended March 31, 2014 in the above table.

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

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Transaction costs	$25	$246
Internal development payroll and other	123	89
Pre-opening expenses	—	363
	$148	$698

12. Other Non-Operating Expenses

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

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Litigation and settlement costs	$1,282	$779
Other	373	(83)
	$1,655	$696

13. Gain on Asset Sales

Deferred Gain

In 2011, the Company sold Mondrian Los Angeles, Royalton, Morgans, and its 50% equity interest in the joint venture that owned Sanderson and St Martins Lane. The Company continues to operate all of these hotels under long-term management agreements.

In accordance with ASC 360-20, Property, Plant and Equipment, Real Estate Sales. the Company evaluated its accounting for the gain on sales of these assets, noting that the Company continues to have significant continuing involvement in the hotels as a result of long-term management agreements and shares in risks and rewards of ownership. Accordingly, the Company recorded deferred gains of approximately $152.4 million related to the sales of Royalton, Morgans, Mondrian Los Angeles, and the Company’s equity interests in Sanderson and St Martins Lane, which are deferred and recognized as a gain on asset sales over the initial term of the related management agreements. Gain on asset sales for the three months ended March 31, 2015 and 2014 were $2.0 million and $2.0 million, respectively.

Gain on Sale of TLG Equity Interest

On January 23, 2015, the Company completed the TLG Equity Sale, as discussed in note 1, and received proceeds of $32.8 million, net of closing costs.  In accordance with ASC 360-20, the Company evaluated its accounting for the gain on sale of its equity interest in TLG and concluded the amount should be recognized through earnings, as the Company will have no continuing involvement with the ownership of TLG.  As a result, the Company recognized a $1.7 million gain on sale for the three months ended March 31, 2015.

14. Assets Held for Sale

In December 2014, the Company’s Board of Directors approved the TLG Equity Sale which included the sale of the Company’s ownership interests in TLG to Hakkasan, as discussed in note 1.

The following sets forth TLGs operations for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Management fees	$351	$2,573
Corporate expenses	(252)	(445)
Interest expense	—	(375)
Depreciation and amortization expense	(6)	(1,465)
Other non operating expenses	—	(5)
Net loss attributable to noncontrolling interest	(13)	(245)
Gain on asset sale	1,703	—
Income from TLG	$1,783	$38

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those set forth under “Forward Looking Statements” in this report, “Risk Factors” in Item IA, and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Overview

Morgans Hotel Group Co. is a fully integrated lifestyle hospitality company that operates, owns, acquires, develops and redevelops boutique hotels, primarily in gateway cities and select resort markets in the United States, Europe and other international locations.

The historical financial data presented herein is the historical financial data for:

•

our three owned hotels, consisting, as of March 31, 2015, of Hudson in New York, Delano South Beach in Miami Beach, and Clift in San Francisco (which we lease under a long-term lease that is treated as a financing) (collectively, our “Owned Hotels”), comprising approximately 1,450 rooms, and the food and beverage operations located at these hotels;

•

our owned F&B operations, consisting, as of March 31, 2015, of leasehold interests in the food and beverage operations located at Sanderson, in London, and Mandalay Bay in Las Vegas (collectively, our “Owned F&B Operations”);

•

our joint venture hotel, consisting, as of March 31, 2015, of Mondrian South Beach in Miami Beach, comprising approximately 220 rooms, and our investment in the F&B Venture at Mondrian South Beach in Miami Beach (our “Joint Venture Hotel”);

•

our eight managed hotels, consisting, as of March 31, 2015, of Royalton, Morgans and Mondrian SoHo in New York, Shore Club in Miami Beach, Mondrian in Los Angeles, Sanderson, St Martins Lane, and Mondrian London in London, (collectively our “Managed Hotels”), comprising approximately 1,810 rooms;

•	our licensed hotel, consisting as of March 31, 2015, Delano Las Vegas, comprising 1,117 rooms, and our franchised hotel, 10 Karaköy, in Istanbul, comprising 71 rooms; and
•	our investments in certain hotels under development and other proposed properties.

Effective January 23, 2015, we sold our 90% equity interest in The Light Group (“TLG”) to Hakkasan Holdings LLC (“Hakkasan”) (the “TLG Equity Sale”) for $32.8 million, net of closing costs.  Effective March 6, 2015, we no longer hold any equity interest in Mondrian SoHo and effective April 27, 2015, we no longer manage Mondrian SoHo.

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

Management, Franchise, and License Agreements. Although our hotel management agreements and franchise or license agreements are generally long-term, they may be subject to early termination in specified circumstances, or we may agree to early termination as circumstances require. Certain of our hotel management agreements and franchise or license agreements contain performance tests that stipulate certain minimum levels of operating performance, which could result in early termination of our hotel management, license or franchise agreements, once the performance test period begins, which is generally multiple years after a hotel opens. As of March 31, 2015, we were in compliance with these termination performance tests and are not exercising any contractual cure rights.  We may disagree with hotel owners on how the performance criteria are calculated or whether they have been met. In addition, some courts have applied principles of agency law and related fiduciary standards to managers of third-party hotel properties (or have interpreted hotel management agreements as “personal services contracts”). This means, among other things, that property owners may assert the right to terminate management agreements even where the agreements provide otherwise, and some courts have upheld such assertions regarding management agreements and may do so in the future.

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

Joint Ventures and Non-Wholly Owned Entities. We own partial interests in the Joint Venture Hotel and the F&B Venture. We account for these investments using the equity method as we believe we do not exercise control over significant asset decisions such as buying, selling or financing nor are we the primary beneficiary of the entities. Under the equity method, we increase our investment in unconsolidated joint ventures for our proportionate share of net income and contributions and decrease our investment balance for our proportionate share of net losses and distributions. Once our investment balance in an unconsolidated joint venture is zero, we suspend recording additional losses.

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

Fluctuations in revenues, which tend to correlate with changes in gross domestic product, are driven largely by general economic and local economic conditions but can also be impacted by major events, such as terrorist attacks or natural disasters, which in turn affect levels of business and leisure travel. Renovations at our hotels can also have a significant impact on our revenues.

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

•

Restructuring and disposal costs include costs incurred related to our corporate restructuring initiatives, such as professional fees, litigation and settlement costs, executive terminations and severance costs related to such restructuring initiatives, including the implementation of the Termination Plan in March 2014 that resulted in a workforce reduction of our corporate office employees, Special Transaction Committee costs, proxy contest costs and gains or losses on asset disposals as part of major renovation projects or restructuring.

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
•

Impairment loss and equity in (income) loss of unconsolidated joint ventures. Impairment loss and equity in (income) loss of unconsolidated joint ventures includes impairment losses recorded on our investments in unconsolidated joint ventures and our share of the net profits and losses of our Joint Venture Hotel, our F&B Venture and our investments in hotels under development in which we have an equity interest. Further, we review our Joint Venture Hotel and F&B Venture for other-than-temporary declines in market value. In this analysis of fair value, we use discounted cash flow analysis to estimate the fair value of our investment taking into account expected cash flow from operations, holding period and net proceeds from the dispositions of the property. Any decline that is not expected to be recovered is considered other-than-temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. We review our investment in unconsolidated joint ventures for other-than-temporary impairment when triggering events occur.  This may include an assessment of the recoverability of such investments is measured by a comparison of the carrying amount of an investment in a development hotel to future net cash flows expected to be generated by the investment.

•

Gain on asset sales. We recorded deferred gains related to the sales of Royalton, Morgans, Mondrian Los Angeles, and our ownership interests in Sanderson and St Martins Lane, as discussed in note 13 of our consolidated financial statements. As we have significant continuing involvement with these hotels through long-term management agreements, the gains on sales are deferred and recognized over the initial term of the related management agreement. Additionally, we recorded a gain in the period ended March 31, 2015 on the TLG Equity Sale which was recognized immediately through earnings, as discussed in note 13 of our consolidated financial statements.

•

Other non-operating expenses include costs associated with discontinued operations and previously owned hotels, both consolidated and unconsolidated, transaction costs related to business acquisitions, changes in the fair value of certain debt and equity instruments, miscellaneous litigation and settlement costs and other expenses that relate to our financing and investing activities.

•

Income tax expense (benefit). All of our foreign subsidiaries are subject to local jurisdiction corporate income taxes. Income tax expense is reported at the applicable rate for the periods presented. We are subject to Federal and state income taxes. Income taxes for the three months ended March 31, 2015 and 2014 were computed using our calculated effective tax rate. We also recorded net deferred taxes related to cumulative differences in the basis recorded for certain assets and liabilities. We established a reserve on the deferred tax assets based on the ability to utilize net operating loss carryforwards.

•

Noncontrolling interest income (loss). Noncontrolling interest is the income (loss) attributable to the holders of membership units in Morgans Group, our operating company, owned by Residual Hotel Interest LLC, our former parent, as discussed in note 1 of our consolidated financial statements, our third-party food and beverage joint venture partner’s interest in the profits and losses of our F&B Venture, and the 10% ownership interest in TLG that was held by certain prior owners of TLG, which was eliminated upon completion of the TLG Equity Sale.

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

RevPAR at System-Wide Comparable Hotels, all of which are located in the United States and which includes all Morgans Hotel Group branded hotels operated by us, except for hotels added or under major renovation during the current or the prior year, development projects and hotels no longer managed by us, decreased by 4.0% during the three months ended March 31, 2015 as compared to the same period in 2014, due to a 2.0% decrease in average daily rate (“ADR”) and a 2.1% decrease in occupancy due to increased supply in New York and Miami and the stronger U.S. dollar.

RevPAR from System-Wide Comparable Hotels in New York decreased 14.8% for the quarter ended March 31, 2015 over the same period in 2014, due to a 9.6% decrease in ADR and a 5.8% decrease in occupancy. RevPAR at Hudson decreased by 14.3% during the first quarter of 2015 as compared to the same period in 2014, primarily as a result of an increase in competitive room supply and the strong U.S. dollar, which weakened demand, particularly in the leisure segment.

RevPAR from System-Wide Comparable Hotels in Miami decreased 3.9% in the first quarter of 2015 as compared to the first quarter of 2014.  Delano South Beach experienced a RevPAR decrease of 7.3% during the first quarter of 2015 as compared to the same period in 2014, primarily due to new competitive supply in South Beach. While occupancy at Delano South Beach decreased by 11.5%, ADR increased by 4.8% during the first quarter of 2015 as compared to the same period in 2014.

Our System-Wide Comparable Hotels on the West Coast generated 10.5% RevPAR growth in the first quarter of 2015 as compared to 2014, with a 7.6% RevPAR increase at Mondrian Los Angeles and a 12.8% RevPAR increase at Clift due to a favorable demand to supply ratio.

Our managed hotels in London, Sanderson, St Martins Lane and Mondrian London, are non-comparable between 2015 and 2014 due to a major renovation of Sanderson and St Martins Lanes’ guestrooms and public spaces during 2014, and the opening of Mondrian London on September 30, 2014.

Key Events.

TLG Equity Sale.  On January 23, 2015, we sold our 90% equity interest in TLG to Hakkasan Holdings LLC (“Hakkasan”) (the “TLG Equity Sale”) for $32.8 million, net of closing costs.  We recorded a gain on sale of approximately $1.7 million related to the TLG Equity Sale.  The transaction was approved by our Board of Directors as part of its ongoing review of strategic alternatives to maximize value for stockholders.

TEJ Management, LLC, an entity controlled by Andrew Sasson, and Galts Gulch Holding Company LLC, an entity controlled by Andy Masi (together, the “Minority Holders”), did not exercise their right to participate in the TLG Equity Sale. The Minority Holders maintained the right to put their equity interests to TLG’s managing member for $5.0 million, an amount determined pursuant to the Amended and Restated Limited Liability Company of TLG. Hakkasan, as the current managing member, is obligated to pay $3.6 million of this amount upon delivery of the 10% equity interest in TLG held by the Minority Holders with us responsible for any amounts in excess of $3.6 million.

Delano Dubai.  In March 2015, we signed a 20-year management agreement, with four five-year renewal options, for Delano Dubai, which is scheduled to open in 2017 as the third hotel in the Delano portfolio.  Delano Dubai’s 110-key deluxe hotel apartment property will be situated on the beach in Palm Jumeirah and will form part of a contemporary mixed-used resort development.

Mondrian Dubai.  In May 2015, we signed a long-term management agreement for Mondrian Dubai, which is currently anticipated to open in 2018.  Located in the Burj Khalifa region of Dubai, Mondrian Dubai expects to have 235-rooms, of which approximately one third are expected to be condo hotel units.

 Comparison of Three Months Ended March 31, 2015 to Three Months Ended March 31, 2014

The following table presents our operating results for the three months ended March 31, 2015 and 2014, including the amount and percentage change in these results between the two periods. The consolidated operating results are as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014	Changes ($)	Changes (%)
	(Dollars in thousands)
Revenues:
Rooms	$25,796	$26,994	$(1,198)	(4.4)%
Food and beverage	21,417	21,921	(504)	(2.3)%
Other hotel	2,085	1,162	923	79.4%
Total hotel revenues	49,298	50,077	(779)	(1.6)%
Management fee-related parties and other income	4,008	5,391	(1,383)	(25.7)%
Total revenues	53,306	55,468	(2,162)	(3.9)%
Operating Costs and Expenses:
Rooms	8,884	8,892	(8)	(0.1)%
Food and beverage	14,583	15,311	(728)	(4.8)%
Other departmental	1,090	772	318	41.2%
Hotel selling, general and administrative	10,152	11,586	(1,434)	(12.4)%
Property taxes, insurance and other	3,883	3,774	109	2.9%
Total hotel operating expenses	38,592	40,335	(1,743)	(4.3)%
Corporate expenses, including stock compensation	6,028	7,882	(1,854)	(23.5)%
Depreciation and amortization	5,637	8,402	(2,765)	(32.9)%
Restructuring and disposal costs	1,949	7,243	(5,294)	(73.1)%
Development costs	148	698	(550)	(78.8)%
Total operating costs and expenses	52,354	64,560	(12,206)	(18.9)%
Operating income (loss)	952	(9,092)	10,044	(110.5)%
Interest expense, net	11,827	15,998	(4,171)	(26.1)%
Impairment loss and equity in income of investment in unconsolidated joint venture	3,890	(2)	3,892	(1)
Gain on asset sales	(3,708)	(2,005)	(1,703)	84.9%
Other non-operating expenses	1,655	696	959	137.8%
Loss before income tax expense	(12,712)	(23,779)	11,067	(46.5)%
Income tax expense	126	163	(37)	(22.7)%
Net loss	(12,838)	(23,942)	11,104	(46.4)%
Net loss (income) attributable to non controlling interest	14	(193)	207	(1)
Net loss attributable to Morgans Hotel Group Co.	(12,824)	(24,135)	11,311	(46.9)%
Preferred stock dividends and accretion	(3,910)	(4,367)	457	(10.5)%
Net loss attributable to common stockholders	$(16,734)	$(28,502)	$11,768	(41.3)%

Total Hotel Revenues. Total hotel revenues decreased 1.6% to $49.3 million for the three months ended March 31, 2015 compared to $50.1 million for the three months ended March 31, 2014. This decrease was primarily due to decreased occupancy and ADR at our Owned Hotels, discussed below.

Rooms revenue decreased 4.4% to $25.8 million for the three months ended March 31, 2015 compared to $27.0 million for the three months ended March 31, 2014. This decrease was primarily due to decreases in occupancy at Delano South Beach and decreases in occupancy and ADR at Hudson during the three months ended March 31, 2015 as compared to the same period in 2014 primarily due to new supply and the strong U.S. Dollar as compared to other currencies.

The components of RevPAR from our Owned Hotels, which consisted, as of March 31, 2015, of Hudson, Delano South Beach and Clift, for the three months ended March 31, 2015 and 2014 are summarized as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014	Change ($)	Change (%)
Occupancy	79.7%	82.4%	—	-3.3%
ADR	$249	$254	$(5)	-2.0%
RevPAR	$199	$209	$(10)	-5.2%

Food and beverage revenue decreased 2.3% to $21.4 million for the three months ended March 31, 2015 compared to $21.9 million for the three months ended March 31, 2014. This decrease was primarily due to decreases in revenues at Hudson, one of our restaurant venues in Las Vegas, and Clift.  Food and beverage revenues decreased at Hudson during the first quarter of 2015 as compared to the same period in 2014, due to a softness in the New York City market and lower than average guest spending on discretionary items.  At one of our three restaurant venues in Las Vegas, revenues decreased due to the reduction of less profitable happy hour promotions.  Revenues at Clift also decreased during the three months ended March 31, 2015 as compared to the same period in 2014 primarily as a result of the restaurant no longer offering dinner service effective December 2014.

Other hotel revenue increased 79.4% to $2.1 million for the three months ended March 31, 2015 compared to $1.2 million for the three months ended March 31, 2014. This increase was primarily due to a resort fee implemented at Delano South Beach and Hudson in the second half of 2014.

Management Fee—Related Parties and Other Income. Management fee—related parties and other income decreased by 25.7% to $4.0 million for the three months ended March 31, 2015 compared to $5.4 million for the three months ended March 31, 2014. This decrease was primarily due to the sale of our 90% equity interest in TLG in January 2015.  Excluding TLG, management fees increased by $0.5 million, or 13.7%.

Operating Costs and Expenses

Rooms expense was relatively flat at $8.9 million for the three months ended March 31, 2015 compared to $8.9 million for the three months ended March 31, 2014. The slight decrease of 0.1% was less than the percentage decrease in rooms revenue, discussed above, due to fixed costs to operate our Owned Hotels.

Food and beverage expense decreased 4.8% to $14.6 million for the three months ended March 31, 2015 compared to $15.3 million for the three months ended March 31, 2014. This decrease is primarily due to cost control measures implemented in late 2014 at our three restaurant venues in Las Vegas along with reduced costs at Clift as a result of the closure of the restaurant during dinner effective December 2014.

Other departmental expense increased 41.2% to $1.1 million for the three months ended March 31, 2015 compared to $0.8 million for the three months ended March 31, 2014. This increase was primarily due to increased expenses at Hudson related to the implementation of the urban resort fee in late 2014.

Hotel selling, general and administrative expense decreased 12.4% to $10.2 million for the three months ended March 31, 2015 compared to $11.6 million for the three months ended March 31, 2014. This decrease was primarily due to a decrease in heat, light and power costs at Hudson coupled with a decrease in advertising and promotional expenses at our Owned Hotels.  Additionally, due to cost-control measures taken in 2014, we experienced a decrease in advertising and promotional expenses at our Owned Hotels during the three months ended March 31, 2015.

Property taxes, insurance and other expense increased slightly to $3.9 million for the three months ended March 31, 2015 compared to $3.8 million for the three months ended March 31, 2014.

Corporate expenses, including stock compensation decreased 23.5% to $6.0 million for the three months ended March 31, 2015 compared to $7.9 million for the three months ended March 31, 2014. This decrease was primarily due to savings resulting from the Termination Plan in March 2014 that resulted in a workforce reduction of our corporate office employees and the TLG Equity Sale completed in January 2015.

Depreciation and amortization decreased 32.9% to $5.6 million for the three months ended March 31, 2015 compared to $8.4 million for the three months ended March 31, 2014. This decrease was primarily due to the completion of the TLG Equity Sale in January 2015.  Prior to classifying TLG as held for sale in December 2014, we recorded amortization expense related to the TLG management contracts we acquired as part of our acquisition of TLG in November 2011.

Restructuring and disposal costs decreased 73.1% to $1.9 million for the three months ended March 31, 2015 compared to $7.2 million for the three months ended March 31, 2014. This decrease was primarily due to severance and related costs incurred in early 2014 relating to the Termination Plan.

Development costs decreased 78.8% to $0.1 million for the three months ended March 31, 2015 compared to $0.7 million for the three months ended March 31, 2014. This decrease was primarily due to preopening costs incurred in 2014 at Hudson related to certain food and beverage venues.

 Interest expense, net decreased 26.1% to $11.8 million for the three months ended March 31, 2015 compared to $16.0 million for the three months ended March 31, 2014. This decrease was primarily due to a $2.2 million exit fee we paid in February 2014 related to the repayment of the Hudson 2012 Mortgage Loan, defined below in “Debt,” and the elimination of interest expense related to the then outstanding Convertible Notes, which were fully repaid and retired in October 2014.

Impairment loss and equity in income of unconsolidated joint ventures increased $3.9 million between the three months ended March 31, 2015 and the three months ended March 31, 2014 as the result of a $3.9 million impairment loss of its investment in Mondrian Istanbul based on settlement discussions. We no longer record our share of equity losses on a majority of our unconsolidated joint ventures, as we have written our investment balances down to zero due to losses recorded in prior periods.

Gain on asset sales increased for the periods presented, resulting in income of $3.7 million for the three months ended March 31, 2015 and income of $2.0 million for the three months ended March 31, 2014. This increase was due primarily to the gain recognized on the completion of the TLG Equity Sale in January 2015.

Other non-operating expenses increased 137.8% to $1.7 million for the three months ended March 31, 2015 as compared to $0.7 million for the three months ended March 31, 2014. This increase was primarily due to legal costs incurred related to Mondrian SoHo litigation.

Income tax expense decreased 22.7% to $0.1 million for the three months ended March 31, 2015 as compared to $0.2 million for the three months ended March 31, 2014. This slight decrease was primarily due to reduced tax rates and a decline in operating results at our foreign subsidiary.

Liquidity and Capital Resources

As of March 31, 2015, we had approximately $38.1 million in cash and cash equivalents.

We intend to utilize our cash and cash equivalents, along with operating cash flow, to satisfy our short-term and long-term liquidity requirements, as described in more detail below, and for general corporate purposes. We believe we have sufficient cash to meet these obligations.

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

On January 15, 2015, each of Messrs. Sasson and Masi exercised his right to require the managing member of TLG to purchase his equity interest in TLG pursuant to the Sasson-Masi Put Options.  We currently estimate the total Sasson-Masi Put Options liability to be approximately $5.0 million.  However, pursuant to the TLG Equity Sale, Hakkasan, as the current managing member, is obligated to pay $3.6 million of the purchase price for the Sasson-Masi Put Options upon delivery of the 10% equity interest in TLG held by the Minority Holders.  As a result, our net cash outlay is approximately $1.4 million.

We also have certain indemnification obligations related to the TLG Equity Sale, which generally survive for 18 months following the closing of the TLG Equity Sale; however, no amounts are held in escrow for the satisfaction of such claims.   As of March 31, 2015, we have accrued approximately $0.3 million related to these indemnification obligations.

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

We often commit to contribute capital in various forms toward the development of our new managed and franchised hotels. These contributions may include equity investments, key money and cash flow guarantees to hotel owners. As of March 31, 2015, our short-term key money funding obligation was $0.3 million in key money for 10 Karaköy, a Morgans Original branded hotel in Istanbul, Turkey, which was funded in April 2015.

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

We are a party to several ongoing material legal proceedings. These proceedings are described below Item I of Part II of this report under the heading “Legal Proceedings.”   Should an unfavorable outcome occur in some or all of these legal proceedings, we may incur additional costs and expenses relating to the defense or adverse outcome of any future litigation.

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

Our Series A preferred securities had an 8% dividend rate until October 15, 2014, have a 10% dividend rate until October 15, 2016 and a 20% dividend rate thereafter, with a 4% increase in the dividend rate during certain periods in which the Yucaipa Investors’ nominee to our Board of Directors has not been elected as a director or subsequently appointed as a director by our Board of Directors. On May 14, 2014, at our annual shareholder meeting, a Board of Directors nominee representing the Yucaipa Investors was elected as a director of the Company. Accordingly, the current dividend rate on the Series A preferred securities is 10%.  We have the option to accrue any and all dividend payments, and as of March 31, 2015, have not declared any dividends. The cumulative unpaid dividends also have a dividend rate equal to the then applicable dividend rate on the Series A preferred securities. As of March 31, 2015, we have undeclared dividends of approximately $46.2 million. We have the option to redeem any or all of the Series A preferred securities at any time.

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

We are focused on growing our portfolio, primarily with our core brands, in major gateway markets and key resort destinations. In order to obtain long-term management contracts, we have committed to contribute capital in various forms on hotel development projects. These include equity investments, key money and cash flow guarantees to hotel owners. The cash flow guarantees generally have a stated maximum amount of funding and a defined term. The terms of the cash flow guarantees to hotel owners generally require us to fund if the hotels do not attain specified levels of operating profit. See note 7 to our consolidated financial statements included elsewhere in this report for more information. Often, cash flow guarantees to hotel owners may be recoverable as loans repayable to us out of future hotel cash flows and/or proceeds from the sale of hotels. Additionally, as our new managed and franchised hotels are developed, to the extent we have committed to contribute key money, equity or debt, these amounts will generally come due prior to or on the hotel opening. As of March 31, 2015, we did not have any equity or debt financing commitments relating to hotel development projects. As of March 31, 2015, we believe our potential funding under cash flow guarantees at operating hotels and hotels under development at the maximum amount under the applicable contracts, but excluding contracts where the maximum cannot be determined, was $5.0 million. In addition, we have an $8.0 million performance-based cash flow guarantee related to Delano Marrakech, which we believe we are not obligated to fund. As discussed further in Part II, “Item 1. Legal Proceedings,” we are in litigation with the hotel owner surrounding the termination of the Delano Marrakech hotel management agreement, performance-based cash flow guarantee and related matters. Both parties are seeking arbitration of the dispute, which is expected to occur in October 2015.  See note 7 to our consolidated financial statements included elsewhere in this report for more information.

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

As of March 31, 2015, we had approximately $409.1 million of remaining Federal tax net operating loss carryforwards to offset future income, including gains on future asset sales. We believe we have significant value available to us in Delano South Beach and Hudson, and that the tax basis of these assets is significantly less than their fair values. As of March 31, 2015, we estimate that the tax basis of Delano South Beach is approximately $53.7 million and the tax basis in Hudson is approximately $134.9 million.

Other Liquidity Matters

In addition to our expected short-term and long-term liquidity requirements, our liquidity could also be affected by certain other potential liquidity matters, including at our Joint Venture Hotels, as discussed below.

Mondrian South Beach Mortgage and Mezzanine Agreements. As of March 31, 2015, the joint venture’s outstanding nonrecourse mortgage debt was $21.5 million and mezzanine debt was $28.0 million. The joint venture also has an additional $28.0 million of mezzanine debt owed to affiliates of the joint venture partners. The lender’s nonrecourse mortgage loan and mezzanine loan related to Mondrian South Beach matured on August 1, 2009. In April 2010, the Mondrian South Beach ownership joint venture amended the nonrecourse financing and mezzanine loan agreements secured by Mondrian South Beach or related equity interests and extended the maturity date for up to seven years through one-year extension options until April 2017, subject to certain conditions. In February 2015, the joint venture exercised its option to extend the outstanding mortgage and mezzanine debt until April 2016.

Morgans Group and affiliates of our joint venture partner have agreed to provide standard nonrecourse carve-out guarantees and provide certain limited indemnifications for the Mondrian South Beach mortgage and mezzanine loans. In the event of a default, the lenders’ recourse is generally limited to the mortgaged property or related equity interests, subject to standard nonrecourse carve-out guarantees for “bad boy” type acts. Morgans Group and affiliates of our joint venture partner also agreed to guaranty the joint venture’s obligation to reimburse certain expenses incurred by the lenders and indemnify the lenders in the event such lenders incur liability in connection with certain third-party actions. Morgans Group and affiliates of our joint venture partner have also guaranteed the joint venture’s liability for the unpaid principal amount of any seller financing note provided for condominium sales if such financing or related mortgage lien is found unenforceable, provided they shall not have any liability if the seller financed unit becomes subject again to the lien of the lender’s mortgage or title to the seller financed unit is otherwise transferred to the lender or if such seller financing note is repurchased by Morgans Group and/or affiliates of our joint venture partner at the full amount of unpaid principal balance of such seller financing note. In addition, although construction is complete and Mondrian South Beach opened on December 1, 2008, Morgans Group and affiliates of our joint venture partner may have continuing obligations under construction completion guarantees until all outstanding payables due to construction vendors are paid. As of March 31, 2015, there were remaining payables outstanding to vendors of approximately $0.3 million. Pursuant to a letter agreement with the lenders for the Mondrian South Beach loan, the joint venture agreed that these payables, many of which are currently contested or under dispute, will not be paid from operating funds but only from tax abatements and settlements of certain lawsuits. In the event funds from tax abatements and settlements of lawsuits are insufficient to repay these amounts in a timely manner, we and our joint venture partner are required to fund the shortfall amounts.

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

Mondrian SoHo. In January 2013, the Mondrian SoHo joint ventures lender initiated foreclosure proceedings.  A foreclosure judgment was issued on November 25, 2014 and the foreclosure sale was completed on March 6, 2015, as discussed further in Part II, “Item 1. Legal Proceedings.”

Certain affiliates of our joint venture partner provided a standard nonrecourse carve-out guaranty for “bad boy” type acts and a completion guaranty to the lenders for the Mondrian SoHo loan, for which Morgans Group has agreed to indemnify the joint venture partner and its affiliates up to 20% of such entities’ guaranty obligations, provided that each party is fully responsible for any losses incurred as a result of its respective gross negligence or willful misconduct. As of March 31, 2015, we believe that there has been no triggering event that would require us to accrue any potential liability related to the above mentioned guarantees.

Ames. On April 26, 2013, the joint venture closed on a new loan agreement with the mortgage lenders that provides for a reduction of the mortgage debt and an extension of maturity in return for a cash paydown. We did not contribute to the cash paydown and instead entered into an agreement with our joint venture partner pursuant to which, among other things, (1) we assigned our equity interests in the joint venture to our joint venture partner, (2) we agreed to give our joint venture partner the right to terminate our management agreement upon 60 days’ prior notice in return for an aggregate payment of $1.8 million, and (3) a creditworthy affiliate of our joint venture partner has assumed all or a portion of our liability with respect to historic tax credit guarantees, with our liability for any tax credit guarantees capped, in any event, at $3.0 million in the aggregate. The potential liability for historic tax credit guarantees relates to approximately $16.9 million of federal and state historic rehabilitation tax credits that Ames qualified for at the time of its development. As of March 31, 2015, there has been no triggering event that would require us to accrue any potential liability related to the historic tax credit guarantee. Effective July 17, 2013, we no longer manage Ames.

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

Potential Litigation. We may have potential liability in connection with certain claims by a designer for which we have accrued $13.9 million as of March 31, 2015, as discussed in note 5 of our consolidated financial statements.

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

Comparison of Cash Flows for the Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014

Operating Activities. Net cash used in operating activities was $5.7 million for the three months ended March 31, 2015 as compared to net cash used in operating activities of $1.1 million for the three months ended March 31, 2014. As a result of the TLG Equity Sale in January 2015, we no longer record income and cash flows from TLG resulting in a slight increase in cash used during the three months ended March 31, 2015 as compared to the same period in 2014.

Investing Activities. Net cash from investing activities amounted to $30.9 million for the three months ended March 31, 2015 as compared to net cash used in investing activities of $11.2 million for the three months ended March 31, 2014. The increase in cash from investing activities was primarily due to the TLG Equity Sale, which closed in January 2015.

Financing Activities. Net cash used in financing activities amounted to $0.6 million for the three months ended March 31, 2015 as compared to cash provided by $131.4 million for the three months ended March 31, 2014. This decrease in was primarily due to net proceeds received from the Hudson/Delano 2014 Mortgage Loan in February 2014, discussed below in “—Debt,” offset by the repayment of our Hudson 2012 Mortgage Loan, Delano Credit Facility, and debt issuance costs incurred during 2014.

Debt

Hudson/Delano 2014 Mortgage Loan. On February 6, 2014, certain of our subsidiaries entered into a financing arrangement with Citigroup Global Markets Realty Corp. and Bank of America, N.A., as lenders, consisting of nonrecourse mortgage and mezzanine loans in the aggregate principal amount of $450.0 million, secured by mortgages encumbering Delano South Beach and Hudson and pledges of equity interests in certain of our subsidiaries (collectively, the “Hudson/Delano 2014 Mortgage Loan”). The net proceeds from the Hudson/Delano 2014 Mortgage Loan were applied to (1) repay $180 million of outstanding mortgage debt under the prior mortgage loan secured by Hudson (the “Hudson 2012 Mortgage Loan”), (2) repay $37 million of indebtedness under our $100.0 million senior secured revolving credit facility secured by Delano South Beach (the “Delano Credit Facility”), (3) provide cash collateral for reimbursement obligations with respect to a $10.0 million letter of credit under the Delano Credit Facility which was returned to the Company in June 2014, and (4) fund reserves required under the Hudson/Delano 2014 Mortgage Loan, with the remainder available for general corporate purposes and working capital, including repayment of the Convertible Notes and TLG Promissory Notes.

The Hudson/Delano 2014 Mortgage Loan bears interest at a blended rate of 30-day LIBOR plus 565 basis points. We maintain interest rate caps for the principal amount of the Hudson/Delano 2014 Mortgage Loan that caps the LIBOR rate on the debt under the Hudson/Delano 2014 Mortgage Loan at approximately 1.75% through the initial maturity date of the loan.

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

The Hudson/Delano 2014 Mortgage Loan contains restrictions on the ability of the borrowers to incur additional debt or liens on their assets and on the transfer of direct or indirect interests in Hudson or Delano South Beach and the owners of Hudson and Delano South Beach and other affirmative and negative covenants and events of default customary for multiple asset commercial mortgage-backed securities loans. The Hudson/Delano 2014 Mortgage Loan is nonrecourse to our subsidiaries that are the borrowers under the loan, except pursuant to certain carveouts detailed therein. In addition, we have provided a customary environmental indemnity and nonrecourse carveout guaranty under which we would have liability with respect to the Hudson/Delano 2014 Mortgage Loan if certain events occur with respect to the borrowers, including voluntary bankruptcy filings, collusive involuntary bankruptcy filings, changes to the Hudson capital lease without prior written consent of the lender, violations of the restrictions on transfers, incurrence of additional debt, or encumbrances of the property of the borrowers. The nonrecourse carveout guaranty prohibits the payment of dividends on or repurchase of our common stock. As of March 31, 2015, we were in compliance with these covenants.

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

Clift. We lease Clift under a 99-year nonrecourse lease agreement expiring in 2103. The lease is accounted for as a capital lease with a liability balance of $94.2 million at March 31, 2015.

The lease agreement provides for base annual rent of approximately $6.0 million per year until October 2014 with increases each five years thereafter.  As a result of the first such increase, effective October 14, 2014, the annual rent increased to $7.6 million.  Base rent increases by a formula tied to increases in the Consumer Price Index, with a maximum increase of 20% and a minimum increase of 10% at each five-year rent increase date thereafter. The lease is nonrecourse to us. Morgans Group also entered into a limited guaranty, whereby Morgans Group agreed to guarantee losses of up to $6 million suffered by the lessors in the event of certain “bad boy” type acts. As of March 31, 2015, there has been no triggering event that would require us to accrue any potential liability related to this guarantee.

Convertible Notes. On October 17, 2007, we completed an offering of $172.5 million aggregate principal amount of our 2.375% Convertible Notes in a private offering.

Throughout 2014, we repurchased an aggregate of $123.4 million of outstanding Convertible Notes for an amount equal to their principal balance plus accrued interest. On October 15, 2014, the Convertible Notes matured and we repaid the outstanding principal amount of $49.1 million with cash on hand. All Convertible Notes were retired upon repayment.

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

The TLG Promissory Notes were scheduled to mature in November 2015 and could have been voluntarily prepaid, in full or in part, at any time.  The TLG Promissory Notes earned interest at an annual rate of 8%, provided that if the notes were not paid or converted on or before November 30, 2014, the interest rate increased to 18%. The TLG Promissory Notes also provided that 75% of the accrued interest was payable quarterly in cash and the remaining 25% accrued and was included in the principal balance which is payable at maturity.

In December 2014, we used cash on hand to repay and retire $19.1 million of outstanding TLG Promissory Notes, which included the original principal balance of $18.0 million plus deferred interest of $1.1 million.

As discussed further in Part II, “Item 1. Legal Proceedings,” on August 5, 2013, Messrs. Sasson and Masi filed a lawsuit in the Supreme Court of the State of New York against TLG Acquisition and Morgans Group alleging, among other things, breach of contract and an event of default under the TLG Promissory Notes.  Although the TLG Promissory Notes were repaid and retired in December 2014, this lawsuit remains pending.

Hudson Capital Leases. We lease two condominium units at Hudson which are reflected as capital leases with balances of $6.1 million at March 31, 2015. Currently annual lease payments total approximately $1.0 million and are subject to increases in line with inflation. The leases expire in 2096 and 2098.

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

The Restaurant Lease Note does not bear interest except in the event of default, as defined in the agreement. In accordance with ASC 470, Debt, we imputed interest on the Restaurant Lease Note, which was recorded at its fair value of $7.5 million as of the date of issuance. At March 31, 2015, the carrying amount of the Restaurant Lease Note is $5.5 million.

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

Capital Expenditures and Reserve Funds

We are obligated to maintain reserve funds for capital expenditures at our Owned Hotels as determined pursuant to our debt or lease agreements related to such hotels. As of March 31, 2015, approximately $2.6 million was available in restricted cash reserves for future capital expenditures under these obligations related to our Owned Hotels.

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

As of March 31, 2015, we have 60 SROs remaining at Hudson, which we intend to convert into guest rooms in the future. We may incur additional costs at our Owned Hotels on targeted projects that we believe will enhance the value of our properties.

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

As of March 31, 2015, we had three interest rate caps outstanding related to the Hudson/Delano 2014 Mortgage Loan, the fair value of which was immaterial.

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

Off-Balance Sheet Arrangements

As of March 31, 2015, we had unconsolidated joint ventures that we account for using the equity method of accounting, most of which have mortgage or related debt, as described in “—Other Liquidity Matters” above. In some cases, we provide nonrecourse carve-out guarantees of joint venture debt, which guarantees are only triggered in the event of certain “bad boy” acts, and other limited liquidity or credit support, as described in “—Other Liquidity Matters” above.

For further information regarding our off-balance sheet arrangements, see note 4 to our consolidated financial statements.

Mondrian South Beach. We own a 50% interest in Mondrian South Beach, an apartment building which was converted into a condominium and hotel. Mondrian South Beach opened in December 2008, at which time we began operating the property under a 20-year management contract. We also own a 50% interest in a mezzanine financing joint venture with an affiliate of our Mondrian South Beach joint venture partner through which a total of $28.0 million in mezzanine financing was provided to the Mondrian South Beach joint venture. As of March 31, 2015, the Mondrian South Beach joint venture’s outstanding nonrecourse mortgage debt secured by the hotel was $21.5 million and mezzanine debt secured by related equity interests was $28.0 million. In addition, as of March 31, 2015 the outstanding mezzanine debt owed to the affiliates of joint venture partners was $28.0 million. In February 2015, the Mondrian South Beach joint venture exercised its option to extend the outstanding mortgage and mezzanine debt for another year until April 2016.

The Mondrian South Beach joint venture was determined to be a variable interest entity as during the process of refinancing the venture’s mortgage in April 2010, its equity investment at risk was considered insufficient to permit the entity to finance its own activities. We determined that we are not the primary beneficiary of this variable interest entity. Because we have written our investment value in the joint venture to zero, for financial reporting purposes, we believe our maximum exposure to losses as a result of our involvement in the Mondrian South Beach variable interest entity is limited to our outstanding management fees and related receivables and advances in the form of mezzanine financing, excluding guarantees and other contractual commitments. We have not committed to providing financial support to this variable interest entity, other than as contractually required, and all future funding is expected to be provided by the joint venture partners in accordance with their respective ownership interests in the form of capital contributions or loans, or by third parties.

We account for this investment under the equity method of accounting.  Our recording of losses was suspended due to our investment balance reaching zero. At March 31, 2015, our investment in Mondrian South Beach was zero.

Shore Club. On December 30, 2013, Shore Club was sold to HFZ Capital Group. Phillips International, an affiliate of Shore Club’s former owner, retains an ownership stake. The new owner has publicly stated that it may convert a substantial part of the hotel to condominiums, and we could be replaced as hotel manager. To date, we have received no notice of termination of our management agreement, and intend to continue to operate the hotel pursuant to that agreement. However, no assurance can be provided that we will continue to do so in the future. As of March 31, 2015, we had only an immaterial contingent profit participation equity interest in Shore Club.

Mondrian Istanbul. In December 2011, we entered into a new 20-year hotel management agreement, with a 10-year extension option, for an approximately 114-room Mondrian-branded hotel to be located in the Old City area of Istanbul, Turkey. We contributed a total of $10.4 million in the form of equity and key money and have a 20% ownership interest in the venture owning the hotel.

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

Based on settlement discussions, we determined that this investment was other-than-temporarily impaired and recorded a $3.9 million impairment charge during the three months ended March 31, 2015.As a result, our investment in Mondrian Istanbul as of March 31, 2015 was $6.5 million.

Food and Beverage Venture at Mondrian South Beach. In June 2011, we acquired the ownership interest in the food and beverage venture at Mondrian South Beach from our former joint venture partner. Our ownership interest in the food and beverage venture at Mondrian South Beach is less than 100%, and was re-evaluated in accordance with ASC 810-10. We concluded that this venture did not meet the requirements of a variable interest entity and accordingly, this investment in the joint venture is accounted for using the equity method. Our recording of losses were suspended due to the investment in this food and beverage venture being reduced to zero. At March 31, 2015, our investment in food and beverage venture at Mondrian South Beach was zero.

Other Development Stage Hotels. We have a number of additional development projects signed or under consideration, some of which may require equity or debt investments, key money or credit support from us. In addition, through certain cash flow guarantees, we may have potential future funding obligations for hotels under development.

As of March 31, 2015, our key money funding obligations were $0.3 million related to 10 Karaköy, which was funded in April 2015.  As of March 31, 2015, our potential funding obligations under cash flow guarantees at operating hotels and hotels under development at the maximum amount under the applicable contracts, but excluding contracts where the maximum cannot be determined, were $13.0 million, which includes an $8.0 million performance cash flow guarantee related to Delano Marrakech, which we believe we are not obligated to fund.   As of March 31, 2015, we had no equity or debt-related funding obligations related to hotels under development.

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

As of March 31, 2015, our total outstanding consolidated debt, including capital lease obligations, was approximately $605.9 million, of which approximately $450.0 million, or 74.3%, was variable rate debt. At March 31, 2015, the one month LIBOR rate was 0.18%.

As of March 31, 2015, the $450.0 million of variable rate debt consisted of the outstanding balance of the Hudson/Delano 2014 Mortgage Loan. In connection with the Hudson/Delano 2014 Mortgage Loan, we maintain an interest rate cap that will cap the LIBOR rate on the debt outstanding under the Hudson/Delano 2014 Mortgage Loan at approximately 1.75% through the initial maturity date. This interest rate cap matures in February 2016. If interest rates on this $450.0 million variable rate debt increase by 1.0%, or 100 basis points, the increase in interest expense would reduce future pre-tax earnings and cash flows by approximately $4.5 million annually. The maximum annual amount the interest expense would increase on the $450.0 million of variable rate debt outstanding as of March 31, 2015 under the Hudson/Delano 2014 Mortgage Loan is $7.1 million due to our interest rate cap agreement, which would reduce future pre-tax earnings and cash flows by the same amount annually. If interest rates on this $450.0 million variable rate debt decrease by 1.0%, the decrease in interest expense would increase pre-tax earnings and cash flow by approximately $4.5 million annually.

As of March 31, 2015, our fixed rate debt, excluding our Hudson capital lease obligation, of $149.8 million consisted of the trust notes underlying our trust preferred securities, the Clift lease and the Restaurant Lease Note. The fair value of some of these debts is greater than the book value. As such, if interest rates increase by 1.0%, or 100 basis points, the fair value of our fixed rate debt at March 31, 2015, would decrease by approximately $16.8 million. If market rates of interest decrease by 1.0%, the fair value of our fixed rate debt at March 31, 2015 would increase by $21.1 million.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are involved in various lawsuits and administrative actions in the normal course of business, in addition to the other litigation as noted below.

Litigations Regarding Mondrian SoHo

On January 16, 2013, German American Capital Corporation (“GACC” or the “lender”), the then lender for the mortgage loans on the Mondrian SoHo property, filed a complaint in the Supreme Court of the State of New York, County of New York against Sochin Downtown Realty, LLC, the joint venture that owned Mondrian SoHo (“Sochin JV”), Morgans Management, Morgans Group, Happy Bar LLC and MGMT LLC, seeking foreclosure including, among other things, the sale of the mortgaged property free and clear of the management agreement, entered into between Sochin JV and Morgans Management on June 27, 2007, as amended on July 30, 2010. According to the complaint, Sochin JV defaulted by failing to repay the approximately $217 million outstanding on the loans when they became due on November 15, 2012. Cape Advisors Inc. indirectly owned 80% of the equity interest in Sochin JV and Morgans Group indirectly owned the remaining 20% equity interest.

On March 11, 2013 we moved to dismiss the lender’s complaint on the grounds that, among other things, our management agreement is not subject to foreclosure. On April 2, 2013, the lender opposed our motion to dismiss and cross-moved for summary judgment. On August 12, 2013, the court heard oral argument on both motions, as well as a third motion brought by the Company to strike an affirmation submitted by lender’s attorney. On January 27, 2014, the court granted Morgans Management’s motion to dismiss on the ground that Morgans Management was not a proper party to the foreclosure action and that a management contract does not constitute an interest in real property subject to foreclosure, and denied lender’s motion for summary judgment as moot. On March 20, 2014 the lender moved for summary judgment against the remaining defendants,  seeking foreclosure on four mortgages secured by the Mondrian SoHo hotel property. By order dated May 27, 2014, the trial court granted the motion for summary judgment to a limited extent, ordering the appointment of a referee to compute the amount but stating that a motion for summary judgment of foreclosure and sale is premature. By decision entered on July 28, 2014, the court referred the matter to a referee to ascertain and compute the amount due to the lender for principal, interest, and other disbursements and to determine whether the property should be sold in one parcel.  On August 6, 2014, the referee set a hearing on the issues for August 18, 2014, and subsequently issued her report setting the amount due on the loan ($250.5 million, plus interest accruing at a daily rate of approximately $84,000, as of August 18, 2014) and determining the property should be sold as one parcel. On September 15, 2014, the lender filed a motion to confirm the referee’s report and for judgment of foreclosure and sale, along with the Referee’s Report of Amount Due attached as an exhibit, and a proposed judgment of foreclosure and sale.  The foreclosure judgment was issued on November 25, 2014 and the foreclosure sale was held on January 7, 2015, at which GACC was the winning and only bidder.  GACC had an agreement to assign its bid to 9 Crosby LLC, an affiliate of The Sapir Organization (“Sapir”), a New York-based real estate development and management organization.  In connection with that contract, GACC and Sapir agreed to terminate Morgans as manager of Mondrian SoHo.  The sale of the Mondrian SoHo property to Sapir closed on March 6, 2015.

On October 24, 2014, we filed suit in the Supreme Court of the State of New York seeking a declaration that the mortgage lenders to the Mondrian SoHo debt or Sapir cannot remove us as hotel manager following the conclusion of the foreclosure proceedings.  The action seeks to protect and enforce our long-term hotel management contract for Mondrian SoHo, regardless of the outcome of the current foreclosure proceedings.  We also seek damages against the lenders and ultimate buyer of the property in case Morgans is actually terminated and removed as manager of the hotel (as has now happened).  On February 9, 2015, the court heard our motion for a preliminary injunction preventing the mortgage lender and/or the ultimate buyer from removing Morgans as manager of Mondrian SoHo pending resolution of the lawsuit; that motion was denied in an oral ruling that same day.  While the court did not grant the injunction, it recognized the underlying merits of our case.  On February 27, 2015, we filed an appeal of the denial of our motion for a preliminary injunction in the Supreme Court of New York, Appellate Division, First Department.  That appeal is currently pending.

On April 24, 2015, the court ordered Morgans to vacate the premises on or before April 27, 2015.  Consistent with that order, Morgans ceased to manage Mondrian SoHo on April 27, 2015.  Our appeal on the preliminary injunction and claim for monetary damages against GACC and Sapir are still pending.  The case is currently in the discovery phase.

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

Litigation Regarding TLG Promissory Notes

On August 5, 2013, Andrew Sasson and Andy Masi filed a lawsuit in the Supreme Court of the State of New York against TLG Acquisition LLC and Morgans Group LLC relating to the $18.0 million in notes convertible into shares of our common stock at $9.50 per share subject to the achievement of certain EBITDA (earnings before interest, tax, depreciation and amortization) targets for the acquired TLG business (the “TLG Promissory Notes”), which were issued in connection with our November 2011 acquisition of 90% of the equity interests in a group of companies known as The Light Group (the “Light Group Transaction”) . See note 1 and note 7 of our consolidated financial statements regarding the background of the TLG Promissory Notes. The complaint alleged, among other things, a breach of contract and an event of default under the TLG Promissory Notes as a result of our failure to repay the TLG Promissory Notes following an alleged “Change of Control” that purportedly occurred upon the election of our current Board of Directors on June 14, 2013. The complaint sought payment of Mr. Sasson’s $16 million TLG Promissory Note and Mr. Masi’s $2 million TLG Promissory Note, plus interest compounded to principal, as well as default interest, and reasonable costs and expenses incurred in the lawsuit. We believe that a Change of Control, within the meaning of the TLG Promissory Notes, has not occurred and that no prepayments are required under the TLG Promissory Notes. On September 26, 2013, we filed a motion to dismiss the complaint in its entirety. On February 6, 2014, the court granted our motion to dismiss. On March 7, 2014, Messrs. Sasson and Masi filed a Notice of Appeal from this decision with the Appellate Division, First Department.  On April 9, 2015, the Appellate Division, First Department, reversed the trial court’s decision, denying the motion to dismiss and remanding to the trial court for further proceedings.  The Company is considering appealing the decision.  Although the TLG Promissory Notes were repaid and retired in December 2014, this lawsuit remains pending for issues related primarily to applicable interest rates.

Litigation Regarding 2013 Deleveraging Transaction, Proxy Litigation Between Mr. Burkle and OTK and Certain of Our Current Directors, and Litigation Regarding Yucaipa Board Observer Rights

On February 17, 2015, the remaining parties to the Delaware derivative shareholder litigation brought in 2013 filed a stipulation and proposed form of order to dismiss the claims against Michael Malone, the last remaining defendant, without prejudice, and the Court entered the dismissal order on February 18, 2015.

As a result, all litigations related to the a 2013 deleveraging transaction that was never consummated, proxy litigation between Mr. Ronald Burkle and OTK Associates, LLC and certain of our former Directors, and litigation regarding the Yucaipa board observer rights, all brought in 2013, are now concluded.

ITEM 1A.	RISK FACTORS.

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. There have been no material changes to the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 5.	OTHER INFORMATION.

On May 7, 2015, the Company entered into a Consulting Agreement with Jonathan Langer, a member of the Company’s Board of Directors (the “Board”), pursuant to which Mr. Langer will provide consulting services to the Company, at the direction of the Board’s Special Transaction Committee (the “STC”), in connection with the Company’s previously announced strategic alternatives process, as well as on-going financial and operating consulting services to the Company and CEO. The Company believes that Mr. Langer is uniquely suited to provide financial and strategic advisory services to the Company because of his extensive experience both in the financial sector and hospitality industry, as well as his tenure as a director and chair of the STC.  Effective immediately upon the entering of the Consulting Agreement, Mr. Langer resigned from the Board.  Mr. Langer also will not stand for re-election at the Company’s 2015 Annual Meeting of Stockholders. The Company will not name a substitute nominee for Mr. Langer and expects that the Board will reduce its size to 9 members following the Annual Meeting.

Under the terms of the Consulting Agreement, to advance the strategic alternatives process and in consideration of the services Mr. Langer provided to the Company over the course of the prior year beyond his duties as a director, the Company will pay Mr. Langer a one-time fee of $500,000. The payment will be paid as follows: (1) up to $250,000 in cash and (2) the balance paid in common stock of the Company under the Company’s Amended and Restated 2007 Omnibus Incentive Plan (the “Plan”), which will be fully vested on the date of grant.  Additionally, the Company will pay Mr. Langer a consulting fee of $375,000 per quarter (beginning with the fiscal quarter starting April 1, 2015), payable within ten business days following the end of each quarter and prorated for any partial quarter.   Any quarterly consulting fee will be payable by the Company up to 50% in cash and the balance in fully-vested common stock of the Company granted under the Plan.  In the event the Consulting Agreement is terminated without cause or a Corporate Transaction (as defined in the Plan) occurs within one year following the effective date of the Consulting Agreement, Mr. Langer will be entitled to a special payment equal to (x) $500,000 less (y)(i) $125,000 multiplied by (ii) the number of quarterly payments previously paid to Mr. Langer, payable in cash or stock at the Company’s option. The Consulting Agreement is terminable at will by either party upon written notice of no less than 20 business days.  The foregoing description of the Consulting Agreement does not purport to be a complete description of the terms and conditions therein and is qualified in its entirety by reference to the full text of the agreement that will be filed as an exhibit to the Company’s Annual Report on Form 10-Q for the quarter ended June 30, 2015.

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

May 8, 2015

Exhibit Index

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