Form 10-Q
period 2015-06-30
Morgans Hotel Group Co.
filed 2015-08-05
CIK 1342126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of August 4, 2015 was 34,627,055.

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

•	the use of our available cash;
•	our business operations, including entering into new management, franchise or licensing agreements and enhancing the value of existing hotels and management agreements;
•	the status and expectations with respect to the development of new hotels;
•	the effect of new lodging supply;
•	the impact of the strong U.S. dollar and a weak global economy; and
•	the outcome of litigation or settlement discussions to which the Company is a party.

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

•	our ability to timely fund the renovations and capital improvements necessary to sustain the quality of the properties of Morgans Hotel Group and associated brands;
•	risks associated with the acquisition, development and integration of properties and businesses;
•	the risks of conducting business through joint venture entities over which we may not have full control;

•	our ability to perform under management agreements and to resolve any disputes with owners of properties that we manage but do not wholly own;
•	potential terminations of management agreements;
•	the impact of any material litigation, claims or disputes, including labor disputes;
•	the seasonal nature of the hospitality business and other aspects of the hospitality and travel industry that are beyond our control;
•	our ability to maintain state of the art information technology systems and protect such systems from cyber-attacks;
•	our ability to comply with complex U.S. and international regulations, including regulations related to the environment, labor, food and beverage operations, and data privacy;
•	ownership of a substantial block of our common stock by a small number of investors and the ability of such investors to influence key decisions;
•	the impact of any dividend payments or accruals on our preferred securities on our cash flow and the value of our common stock;
•	the impact of any strategic alternatives considered by our Board of Directors and/or pursued by the Company;
•	the impact of changes in our management team, including the recent resignation of our interim chief executive officer; and
•	other risks discussed in our Annual Report on Form 10-K in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Result of Operations.”

Other than as required by applicable law, we are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

Morgans Hotel Group Co.

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Property and equipment, net	$269,949	$277,825
Goodwill	54,057	54,057
Investments in and advances to unconsolidated joint ventures	6,600	10,492
Cash and cash equivalents	32,994	13,493
Restricted cash	13,391	13,939
Accounts receivable, net	9,470	10,475
Related party receivables	2,735	3,560
Prepaid expenses and other assets	10,822	8,493
Deferred tax asset, net	77,592	77,204
Assets held for sale	—	34,284
Other assets, net	42,940	47,422
Total assets	$520,550	$551,244
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Debt and capital lease obligations	$606,052	$605,743
Accounts payable and accrued liabilities	31,076	32,524
Accounts payable and accrued liabilities on assets held for sale	—	1,128
Deferred gain on asset sales	121,388	125,398
Other liabilities	13,866	13,866
Total liabilities	772,382	778,659
Redeemable noncontrolling interest	—	5,042
Commitments and contingencies
Preferred stock, $0.01 par value; liquidation preference $1,000 per share, 40,000,000 shares authorized; 75,000 shares issued at June 30, 2015 and December 31, 2014, respectively	68,742	66,724
Common stock, $0.01 par value; 200,000,000 shares authorized; 36,277,495 shares issued at June 30, 2015 and December 31, 2014, respectively	363	363
Additional paid-in capital	237,824	241,001
Treasury stock, at cost, 1,678,508 and 1,899,707 shares of common stock at June 30, 2015 and December 31, 2014, respectively	(19,477)	(23,279)
Accumulated other comprehensive loss	(750)	(254)
Accumulated deficit	(539,042)	(517,561)
Total Morgans Hotel Group Co. stockholders’ deficit	(252,340)	(233,006)
Noncontrolling interest	508	549
Total deficit	(251,832)	(232,457)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$520,550	$551,244

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.

Consolidated Statements of Comprehensive Loss

(in thousands, except per share data)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Revenues:	(unaudited)
Rooms	$30,991	$33,118	$56,787	$60,112
Food and beverage	19,573	21,004	40,990	42,925
Other hotel	2,138	1,308	4,223	2,470
Total hotel revenues	52,702	55,430	102,000	105,507
Management fee-related parties and other income	3,508	5,859	7,516	11,250
Total revenues	56,210	61,289	109,516	116,757
Operating Costs and Expenses:
Rooms	9,414	9,413	18,298	18,305
Food and beverage	13,822	14,838	28,405	30,149
Other departmental	1,129	797	2,219	1,569
Hotel selling, general and administrative	10,418	10,769	20,570	22,355
Property taxes, insurance and other	4,411	4,157	8,294	7,931
Total hotel operating expenses	39,194	39,974	77,786	80,309
Corporate expenses, including stock compensation of $0.6 million, $0.8 million, $0.9 million, and $2.7 million, respectively	4,919	6,019	10,947	13,901
Depreciation and amortization	5,563	6,681	11,200	15,083
Restructuring and disposal costs	593	3,981	2,542	11,224
Development costs	457	2,666	605	3,364
Loss on receivables from unconsolidated joint venture	550	—	550	—
Total operating costs and expenses	51,276	59,321	103,630	123,881
Operating income (loss)	4,934	1,968	5,886	(7,124)
Interest expense, net	11,955	12,935	23,782	28,933
Impairment loss and equity in income of investment in unconsolidated joint venture	(2)	(2)	3,888	(4)
Gain on asset sales	(2,086)	(2,005)	(5,794)	(4,010)
Other non-operating expenses	1,552	430	3,207	1,126
Loss before income tax expense	(6,485)	(9,390)	(19,197)	(33,169)
Income tax expense	169	66	295	229
Net loss	(6,654)	(9,456)	(19,492)	(33,398)
Net loss (income) attributable to noncontrolling interest	13	(263)	27	(456)
Net loss attributable to Morgans Hotel Group Co.	(6,641)	(9,719)	(19,465)	(33,854)
Preferred stock dividends and accretion	(4,075)	(3,987)	(7,985)	(8,354)
Net loss attributable to common stockholders	$(10,716)	$(13,706)	$(27,450)	$(42,208)
Other comprehensive loss:
Unrealized gain on valuation of cap agreements, net of tax	29	103	17	207
Foreign currency translation adjustment	483	—	(514)
Comprehensive loss	$(10,204)	$(13,603)	$(27,947)	$(42,001)
Loss per share:
Basic and diluted attributable to common stockholders	$(0.31)	$(0.40)	$(0.80)	$(1.24)
Weighted average number of common shares outstanding:
Basic and diluted	34,492	34,184	34,440	33,927

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.

Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:	(unaudited)
Net loss	$(19,492)	$(33,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,612	9,946
Amortization of other costs	1,588	5,137
Amortization and write off of deferred financing costs	3,274	3,986
Amortization of discount on convertible notes	—	751
Amortization of deferred gain on asset sales	(4,010)	(4,010)
Stock-based compensation	922	2,748
Accretion of interest	1,042	1,578
Impairment loss and equity in income of investment in unconsolidated joint venture	3,888	(4)
Loss on receivables from unconsolidated joint venture	550	—
Gain on sale and disposal of assets	(1,790)	(289)
Change in fair value of TLG Promissory Notes	—	5
Change in value of interest rate caps	77	—
Changes in assets and liabilities:
Accounts receivable, net	454	(2,210)
Related party receivables	275	(221)
Restricted cash	1,638	7,208
Prepaid expenses and other assets	(2,079)	1,016
Accounts payable and accrued liabilities	(3,151)	4,262
Net cash used in operating activities	(7,202)	(3,495)
Cash flows from investing activities:
Additions to property and equipment	(1,725)	(2,131)
Deposits into capital improvement escrows, net	(1,090)	(1,225)
Distributions from unconsolidated joint ventures	4	4
Proceeds from asset sale, net	30,806	—
Development hotel funding	(250)	—
Net cash provided by (used in) investing activities	27,745	(3,352)
Cash flows from financing activities:
Proceeds from debt	—	450,000
Payments on debt and capital lease obligations	(732)	(305,735)
Debt issuance costs	—	(13,271)
Cash paid in connection with vesting of stock based awards	(310)	(769)
Distributions to holders of noncontrolling interests in consolidated subsidiaries	—	(430)
Net cash (used in) provided by financing activities	(1,042)	129,795
Net increase in cash and cash equivalents	19,501	122,948
Cash and cash equivalents, beginning of year	13,493	10,025
Cash and cash equivalents, end of year	$32,994	$132,973
Supplemental disclosure of cash flow information:
Cash paid for interest	$20,508	$24,075
Cash paid for income taxes	$1	$552
Non cash financing activities are as follows:
Write off of discount on convertible debt	$—	$726

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

In addition, the Company owns leasehold interests in certain food and beverage venues.  Prior to the TLG Equity Sale, discussed below, completed on January 23, 2015, the Company, through TLG Acquisition LLC (“TLG Acquisition” and, together with its subsidiaries, The Light Group, or “TLG”), operated nightclubs, restaurants, pool lounges, bars and other food and beverage venues primarily in  hotels operated by MGM Resorts International (“MGM”) in Las Vegas.

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

The Company has one reportable operating segment.  During the six months ended June 30, 2015 and 2014, the Company derived 6.3% and 5.3% of its total revenues from international locations, respectively. The assets at these international locations were not significant during the periods presented.

Hotels

The Company’s hotels as of June 30, 2015 were as follows:

Hotel Name	Location	Number of Rooms	Ownership
Hudson	New York, NY	878	(1)
Morgans	New York, NY	117	(2)
Royalton	New York, NY	168	(2)
Delano South Beach	Miami Beach, FL	194	(3)
Mondrian South Beach	Miami Beach, FL	218	(4)
Shore Club	Miami Beach, FL	308	(5)
Mondrian Los Angeles	Los Angeles, CA	236	(2)
Clift	San Francisco, CA	372	(6)
Sanderson	London, England	150	(2)
St Martins Lane	London, England	204	(2)
Mondrian London at Sea Containers	London, England	359	(2)
Delano Las Vegas	Las Vegas, Nevada	1,117	(7)
10 Karakoy	Istanbul, Turkey	71	(8)

(1)

The Company owns 100% of Hudson through its subsidiary, Henry Hudson Holdings LLC, which is part of a property that is structured as a condominium, in which Hudson constitutes 96% of the square footage of the entire building. As of June 30, 2015, Hudson had 878 guest rooms and 60 single room dwelling units (“SROs”).

(2)	Operated under a management contract.
(3)	Wholly-owned hotel.
(4)

Operated as a condominium hotel under a management contract and owned through a 50/50 unconsolidated joint venture. As of June 30, 2015, 274 hotel residences had been sold, of which 157 are in the hotel rental pool and are included in the hotel room count, and 61 hotel residences remain to be sold. See note 4.

(5)	Operated under a management contract. As of June 30, 2015, the Company had an immaterial contingent profit participation equity interest. See note 4.
(6)	The hotel is operated under a long-term lease which is accounted for as a financing. See note 6.
(7)	A licensed hotel managed by MGM.
(8)	A franchised hotel.

 Food and Beverage Operations

The Company leases and manages all but one of the Sanderson food and beverage venues.  The Company also owns three food and beverage venues subject to leasehold agreements at Mandalay Bay in Las Vegas, which are managed by TLG.  These food and beverage venues are included in the Company’s consolidated financial statements.

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

The Light Group

On November 30, 2011, certain of the Company’s subsidiaries completed the acquisition of 90% of the equity interests in TLG Acquisition LLC for a purchase price of $28.5 million in cash and up to $18.0 million in notes (the “TLG Promissory Notes”) (“The Light Group Purchase”).

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

The Company has certain indemnification obligations, which generally survive for 18 months following the closing of the TLG Equity Sale; however, no amounts are held in escrow for the satisfaction of such claims.  As of June 30, 2015, the Company has accrued approximately $0.3 million related to these indemnification obligations.

TEJ Management, LLC, an entity controlled by Andrew Sasson, and Galts Gulch Holding Company LLC, an entity controlled by Andy Masi (together, the “Minority Holders”) did not exercise their right to participate in the TLG Equity Sale. The Minority Holders maintained the right to put their equity interests to TLG’s managing member for amounts determined pursuant to the Amended and Restated Limited Liability Company of TLG. Hakkasan, as the current managing member, was obligated to pay $3.6 million of this amount upon delivery of the 10% equity interest in TLG held by the Minority Holders with the Company responsible for any amounts in excess of $3.6 million, as discussed below in “—Sasson-Masi Put Options.”

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

The estimated aggregate purchase price for the Sasson-Masi Put Options was approximately $5.0 million based on the contractual formula applied to an option exercise date of January 15, 2015.    Pursuant to the TLG Equity Sale, Hakkasan was obligated to pay $3.6 million of the purchase price for the Sasson-Masi Put Options upon their execution and settlement, which occurred on May 27, 2015.  As a result, the Company paid approximately $1.4 million.

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

Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

The Hudson/Delano 2014 Mortgage Loan, defined and discussed below in note 6, provides that, in the event the debt yield ratio falls below certain defined thresholds, all cash flows from Hudson and Delano South Beach are deposited into accounts controlled by the lenders from which debt service and operating expenses, including management fees, are paid and from which other reserve accounts may be funded. Any excess amounts will be retained by the lenders until the debt yield ratio exceeds the required thresholds for two consecutive calendar quarters. As of June 30, 2015, the debt yield ratio exceeded the required threshold.

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

 Investments in and Advances to Unconsolidated Joint Ventures

The Company accounts for its investments in unconsolidated joint ventures using the equity method as it does not exercise control over significant business decisions such as buying, selling or financing nor is it the primary beneficiary under ASC 810-10, as discussed above. Under the equity method, the Company increases its investment for its proportionate share of net income and contributions to the joint venture and decreases its investment balance by recording its proportionate share of net loss and distributions. Once the Company’s investment balance in an unconsolidated joint venture is zero, the Company suspends recording additional losses. For investments in which there is recourse or unfunded commitments to provide additional equity, distributions and losses in excess of the investment are recorded as a liability. As of June 30, 2015, there were no liabilities required to be recorded related to these investments.

Other Assets

In October 2014, the Company funded an approximately $15.3 million key money obligation related to Mondrian London, which is included in Other Assets and is being amortized over the term of the hotel management agreement.

In August 2012, the Company entered into a 10-year licensing agreement with MGM, with two five-year extensions at the Company’s option subject to performance thresholds, to convert THEhotel to Delano Las Vegas. Delano Las Vegas opened in September 2014.  In addition, the Company acquired the leasehold interests in three food and beverage venues at Mandalay Bay in Las Vegas from an existing tenant for $15.0 million in cash at closing and a deferred, principal-only $10.6 million promissory note (“Restaurant Lease Note”) to be paid over seven years, which the Company recorded at fair value as of the date of issuance at $7.5 million, as discussed in note 6. The food and beverage venues were, and continue to be, managed by TLG. The three food and beverage venues are operated pursuant to 10-year operating leases with an MGM affiliate, pursuant to which the Company pays minimum annual lease payments and a percentage rent based on cash flow. The Company amortizes the fair value of the license agreement and restaurant leasehold interests, using the straight line method, over the 10-year life of the agreements.

Further, as of June 30, 2015, other assets also include deferred financing costs which are being amortized, using the straight line method, which approximates the effective interest rate method, over the terms of the related debt agreements.

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

Income taxes for the three and six months ended June 30, 2015 and 2014, were computed using the Company’s effective tax rate.

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

Currently, the Company uses interest rate caps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. To comply with the provisions of ASC 820-10, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2015 and December 31, 2014, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. Accordingly, all derivatives have been classified as Level 2 fair value measurements. As of June 30, 2015, the Company had three interest rate caps outstanding and the fair value of these interest rate caps was immaterial.

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

During the six months ended June 30, 2015, the Company recognized non-cash impairment charges of $3.9 million related to the Company’s investment in Mondrian Istanbul, which was recorded in impairment loss and equity in income of investment in unconsolidated joint venture, and a loss of $0.6 million on receivables from an unconsolidated joint venture. The Company’s estimated fair value relating to these impairment assessments was based primarily upon Level 3 measurements, including the assets’ expected cash flow, market conditions, and, as it pertained to Mondrian Istanbul, settlement discussions with the Company’s joint venture partner.

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, and fixed and variable rate debt. Management believes the carrying amount of the aforementioned financial instruments, excluding fixed-rate debt, is a reasonable estimate of fair value as of June 30, 2015 and December 31, 2014 due to the short-term maturity of these items or variable market interest rates.

The Company had fixed rate debt of $55.4 million and $55.8 million as of June 30, 2015 and December 31, 2014, respectively, which included the Company’s trust preferred securities and Restaurant Lease Note, discussed above, and excludes capital leases.  This fixed rate debt had a fair market value at June 30, 2015 and December 31, 2014 of approximately $58.3 million and $63.0 million, respectively, using market rates.

Although the Company has determined that the majority of the inputs used to value its fixed rate debt fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its fixed rate debt utilize Level 3 inputs, such as estimates of current credit spreads. However, as of June 30, 2015 and December 31, 2014, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its fixed rate debt and determined that the credit valuation adjustments are not significant to the overall valuation of its fixed rate debt. Accordingly, all derivatives have been classified as Level 2 fair value measurements.

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

Redeemable Noncontrolling Interest

Due to the redemption feature associated with the Sasson-Masi Put Options, the Company initially classified the noncontrolling interest in temporary equity in accordance with the Securities and Exchange Commission’s guidance as codified in ASC 480-10, Distinguishing Liabilities from Equity. Subsequently, the Company accreted the redeemable noncontrolling interest to its current redemption value, which approximates fair value, each period. The change in the redemption value does not impact the Company’s earnings or earnings per share.  The Sasson-Masi Put Options were settled on May 27, 2015, as discussed further in note 1.

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

The membership units in Morgans Group, the Company’s operating company, owned by the Former Parent are presented as a noncontrolling interest in Morgans Group in the consolidated balance sheets and were approximately $0.5 million and $0.5 million as of June 30, 2015 and December 31, 2014, respectively. The noncontrolling interest in Morgans Group is: (i) increased or decreased by the holders of membership interests’ pro rata share of Morgans Group’s net income or net loss, respectively; (ii) decreased by distributions; (iii) decreased by exchanges of membership units for the Company’s common stock; and (iv) adjusted to equal the net equity of Morgans Group multiplied by the holders of membership interests’ ownership percentage immediately after each issuance of units of Morgans Group and/or shares of the Company’s common stock and after each purchase of treasury stock through an adjustment to additional paid-in capital. Net income or net loss allocated to the noncontrolling interest in Morgans Group is based on the weighted-average percentage ownership throughout the period. As of June 30, 2015, there were 75,446 membership units outstanding, each of which is exchangeable for a share of the Company’s common stock.

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

Basic earnings (loss) per share is calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share include the effect of potential shares outstanding, including dilutive securities. Potential dilutive securities may include shares and options granted under the Company’s stock incentive plan and membership units in Morgans Group, which may be exchanged for shares of the Company’s common stock under certain circumstances. The 75,446 Morgans Group membership units (which may be converted to cash, or at the Company’s option, common stock) held by third parties at June 30, 2015, the Yucaipa Warrants issued to the Yucaipa Investors, unvested restricted stock units, LTIP Units (as defined in note 10) and stock options have been excluded from the diluted net income (loss) per common share calculation, as there would be no effect on reported diluted net income (loss) per common share.

The table below details the components of the basic and diluted loss per share calculations (in thousands, except for per share data). The Company has not had any undistributed earnings in any calendar quarter presented. Therefore, the Company does not present earnings per share following the two-class method.

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Numerator:
Net loss	$(6,654)	$(9,456)	$(19,492)	$(33,398)
Net loss (income) attributable to noncontrolling interest	13	(263)	27	(456)
Net loss attributable to Morgans Hotel Group Co.	(6,641)	(9,719)	(19,465)	(33,854)
Less: preferred stock dividends and accretion	4,075	3,987	7,985	8,354
Net loss attributable to common stockholders	$(10,716)	$(13,706)	$(27,450)	$(42,208)
Denominator:
Weighted average basic common shares outstanding	34,492	34,184	34,440	33,927
Effect of dilutive securities	—	—	—	—
Weighted average diluted common shares outstanding	34,492	34,184	34,440	33,927
Basic and diluted loss available to common stockholders per common share	$(0.31)	$(0.40)	$(0.80)	$(1.24)

4. Investments in and Advances to Unconsolidated Joint Ventures

The Company’s investments in and advances to unconsolidated joint ventures and its equity in losses of unconsolidated joint ventures are summarized as follows (in thousands):

Investments

Entity	As of June 30, 2015	As of December 31, 2014
Mondrian Istanbul	$6,500	$10,392
Other	100	100
Total investments in and advances to unconsolidated joint ventures	$6,600	$10,492

The Company’s income from unconsolidated joint ventures was immaterial for the three and six months ended June 30, 2015 and 2014. The Company recorded a $3.9 million impairment charge related to its investment in Mondrian Istanbul during the six months ended June 30, 2015, discussed below.

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

In February 2015, the joint venture exercised its option to extend the outstanding mortgage and mezzanine debt until April 2016. As of June 30, 2015, the joint venture’s outstanding nonrecourse mortgage loan was $19.4 million, with interest accruing at LIBOR plus 3.8% and paid at LIBOR plus 1.5%.  The outstanding mezzanine loan was $28.0 million, with interest accruing at 4.26%. In addition, the outstanding mezzanine debt owed to affiliates of the joint venture partners was $28.0 million.

The joint venture is in the process of selling units as condominiums, subject to market conditions, and unit buyers will have the opportunity to place their units into the hotel’s rental program. As of June 30, 2015, 274 hotel residences had been sold, of which 157 are in the hotel rental pool and are included in the hotel room count, and 61 hotel residences remain to be sold. In addition to hotel management fees, the Company could also realize fees from the sale of condominium units, although there can be no assurances of any sales in the future.

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

The joint venture obtained a loan to acquire the hotel property and develop the hotel, which matured in June 2010 and was extended several times.  On November 2012, the joint venture did not meet the necessary extension options and a foreclosure judgment was issued on November 25, 2014.  The foreclosure sale was held on January 7, 2015, at which German American Capital Corporation (“GACC”), the lender, was the sole and winning bidder. GACC assigned its bid to 9 Crosby LLC, an affiliate of The Sapir Organization (“Sapir”), a New York-based real estate development and management organization.  The sale of the hotel property to Sapir closed on March 6, 2015.  As a result, effective March 6, 2015, the Company no longer held any equity interest in Mondrian SoHo. Effective April 27, 2015, the Company no longer managed Mondrian SoHo.  See note 7 for further discussion related to ongoing legal proceedings related to Mondrian SoHo.

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

Due to the Company’s joint venture partner’s failure to achieve certain agreed milestones in the development of the Mondrian Istanbul hotel, in early 2014, the Company exercised its put option under the joint venture agreement that requires the Company’s joint venture partner to buy back the Company’s equity interests in the Mondrian Istanbul joint venture. The Company’s rights under that joint venture agreement are secured by, among other things, a mortgage on the property. In February 2014, the Company issued a notice of default to its joint venture partner, as they failed to buy back the Company’s equity interests by the contractual deadline, and further notified its joint venture partner that the Company plans to begin foreclosure proceedings as a result of the event of default. The Company initiated foreclosure proceedings on March 11, 2014. The Company’s joint venture partner, and through such joint venture partner, the joint venture itself, have objected to the foreclosure proceeding, as a result of which, the foreclosure proceeding is currently stayed.  A case for the annulment of such objection to the foreclosure proceeding was initiated on October 31, 2014 and is currently pending.  Additionally, in June 2014, the joint venture purported to notify the Company that it had terminated the hotel management agreement. The Company has objected to such purported notices and intends to vigorously defend against any lawsuit that may result. In addition, the Company has initiated proceedings in an English court seeking payment of the put option amount against the individual shareholders behind the joint venture partner.  There are also two cases between the Company and the joint venture partner pending before Turkish courts relating to the representation and management of the joint venture.  On June 26, 2015, the Company and its Mondrian Istanbul joint venture partner (and related parties) entered into a settlement agreement which, subject to the joint venture partner securing financing, would result in a payment of $6.5 million to the Company in exchange for the sale of the Company’s equity interest in the joint venture no later than October 1, 2015.  Under the settlement agreement, the Company is also entitled to an additional amount equal to 20% of the excess proceeds over $6.5 million if the land or 50% or more equity interests are subject to agreement to be sold by the joint venture partner to a third party within one year from the closing of the settlement.  The parties intend to sign a share purchase agreement as contemplated by the settlement.  The settlement will terminate all legal proceedings in Turkey and the United Kingdom between the parties and the Company will thereafter no longer have any rights in the Mondrian Istanbul project, including the hotel management agreement, other than as set forth in the settlement agreement.

Based on the settlement discussions, the Company determined that this investment was other-than-temporarily impaired and recorded a $3.9 million impairment charge during the six months ended June 30, 2015.

5. Other Liabilities

As of June 30, 2015 and December 31, 2014, other liabilities included $13.9 million related to a designer fee claim. The Former Parent had an exclusive service agreement with a hotel designer, pursuant to which the designer has made various claims related to the agreement. Although the Company is not a party to the agreement, it may have certain contractual obligations or liabilities to the Former Parent in connection with the agreement. According to the agreement, the designer was owed a base fee for each designed hotel, plus 1% of gross revenues, as defined in the agreement, for a 10-year period from the opening of each hotel. In addition, the agreement also called for the designer to design a minimum number of projects for which the designer would be paid a minimum fee. A liability amount has been estimated and recorded in these consolidated financial statements before considering any defenses and/or counter-claims that may be available to the Company or the Former Parent in connection with any claim brought by the designer. The estimated costs of the design services were capitalized as a component of the applicable hotel and amortized over the five-year estimated life of the related design elements.

6. Debt and Capital Lease Obligations

Debt and capital lease obligations consists of the following (in thousands):

Description	As of June 30, 2015	As of December 31, 2014	Interest rate at June 30, 2015
Hudson/Delano Mortgage (a)	$450,000	$450,000	5.84% (LIBOR + 5.65%)
Clift debt (b)	94,590	93,829	9.60%
Liability to subsidiary trust (c)	50,100	50,100	8.68%
Restaurant Lease Note (d)	5,257	5,709	(d)
Capital lease obligations (e)	6,105	6,105	(e)
Debt and capital lease obligation	$606,052	$605,743

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

The Hudson/Delano 2014 Mortgage Loan contains restrictions on the ability of the borrowers to incur additional debt or liens on their assets and on the transfer of direct or indirect interests in Hudson or Delano South Beach and the owners of Hudson and Delano South Beach and other affirmative and negative covenants and events of default customary for multiple asset commercial mortgage-backed securities loans. The Hudson/Delano 2014 Mortgage Loan is nonrecourse to the Company’s subsidiaries that are the borrowers under the loan, except pursuant to certain carveouts detailed therein. In addition, the Company has provided a customary environmental indemnity and nonrecourse carveout guaranty under which it would have liability with respect to the Hudson/Delano 2014 Mortgage Loan if certain events occur with respect to the borrowers, including voluntary bankruptcy filings, collusive involuntary bankruptcy filings, changes to the Hudson capital lease without prior written consent of the lender, violations of the restrictions on transfers, incurrence of additional debt, or encumbrances of the property of the borrowers. The nonrecourse carveout guaranty prohibits the payment of dividends on or repurchase of the Company’s common stock. As of June 30, 2015, the Company was in compliance with these covenants.

(b) Clift Debt

In October 2004, Clift Holdings LLC (“Clift Holdings”), a subsidiary of the Company, sold the Clift hotel to an unrelated party for $71.0 million and then leased it back for a 99-year lease term. Under this lease, Clift Holdings is required to fund operating expenditures including the lease payments and to fund all capital expenditures. This transaction did not qualify as a sale due to the Company’s continued involvement and therefore is treated as a financing.

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

Morgans Group also entered into an agreement, dated September 17, 2010, whereby Morgans Group agreed to guarantee losses of up to $6.0 million suffered by the lessors in the event of certain “bad boy” type acts. As of June 30, 2015, there had been no triggering event that would require the Company to recognize a liability related to this guarantee.

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

(d) Restaurant Lease Note

As discussed in note 2, in August 2012, the Company acquired the leasehold interests in three food and beverage venues at Mandalay Bay from an existing tenant for $15.0 million in cash at closing and the issuance of a principal-only $10.6 million Restaurant Lease Note to be paid over seven years. The Restaurant Lease Note does not bear interest except in the event of default, as defined in the agreement. In accordance with ASC 470, Debt, the Company imputed interest on the Restaurant Lease Note, which was recorded at its fair value of $7.5 million as of the date of issuance. At June 30, 2015, the carrying amount of the Restaurant Lease Note was $5.3 million.

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

The Company has allocated both lease payments between the land and building based on their estimated fair values. The portion of the payments allocated to the building has been capitalized at the present value of the future minimum lease payments. The portion of the payments allocable to the land is treated as operating lease payments. The imputed interest rate on both of these leases is 8%, which is based on the Company’s incremental borrowing rate at the time the lease agreement was executed. The capital lease obligations related to the units amounted to approximately $6.1 million as of June 30, 2015 and December 31, 2014, respectively. Substantially all of the principal payments on the capital lease obligations are due at the end of the lease agreements.

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

As discussed further in note 8, on August 5, 2013, Messrs. Sasson and Masi filed a lawsuit in the Supreme Court of the State of New York against TLG Acquisition and Morgans Group alleging, among other things, breach of contract and an event of default under the TLG Promissory Notes.  Although the TLG Promissory Notes were repaid and retired in December 2014, this lawsuit remains pending in connection with issues related primarily to the interest rates applicable to the TLG Promissory Notes.

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

As of June 30, 2015, pro forma for the Delano Marrakech settlement discussed below, the Company’s potential funding obligations under cash flow guarantees at hotels under development at the maximum amount under the applicable contracts, but excluding contracts where the maximum amount cannot be determined, was $5.0 million.

The Company has signed management, license or franchise agreements for new hotels which are in various stages of development. As of June 30, 2015, these included the following:

	Expected Room Count	Anticipated Opening	Initial Term
Hotels Currently Under Construction or Renovation:
Mondrian Doha	270	2015	30 years
Delano Dubai	110	2017	20 years
Other Signed Agreements:
Mondrian Dubai	235		15 years
Mondrian Istanbul	114		20 years
Delano Aegean Sea	150		20 years
Delano Cartagena	211		20 years

There can be no assurances that any or all of the Company’s projects listed above will be developed as planned. If adequate project financing is not obtained, these projects may need to be limited in scope, deferred or cancelled altogether, in which case the Company may be unable to recover any previously funded key money, equity investments or debt financing.

Due to the Company’s joint venture partner’s failure to achieve certain agreed milestones in the development of the Mondrian Istanbul hotel, in early 2014, the Company exercised its put option under the joint venture agreement and initiated foreclosure proceedings, as discussed further in note 4.  While the Company has entered into a settlement agreement with its Mondrian Istanbul joint venture partner, until the Company receives the settlement payment, it continues to maintain its rights in the property.

Other Guarantees to Hotel Owners

As discussed above, the Company has provided certain cash flow guarantees to hotel owners in order to secure management contracts.

The Company’s hotel management agreements for Royalton and Morgans contain cash flow guarantee performance tests that stipulate certain minimum levels of operating performance. These performance test provisions give the Company the option to fund a shortfall in operating performance limited to the Company’s earned base fees. If the Company chooses not to fund the shortfall, the hotel owner has the option to terminate the management agreement. Historically, the Company has funded the shortfall and as of June 30, 2015, approximately $0.4 million was accrued as a reduction to management fees related to these performance test provisions.  Until 2016 and so long as the Company funds the shortfalls, the hotel owners do not have the right to terminate the Company as hotel manager. The Company’s maximum potential amount of future fundings related to the Royalton and Morgans performance guarantee cannot be determined as of June 30, 2015, but under the hotel management agreements is limited to the Company’s base fees earned.

Additionally, the Company is currently subject to performance tests under certain other of its hotel management agreements, which could result in early termination of the Company’s hotel management agreements.  As of June 30, 2015, the Company is in compliance with these termination performance tests and is not exercising any contractual cure rights.  Generally, the performance tests are two part tests based on achievement of budget or cash flow and revenue per available room indices.  In addition, once the performance test period begins, which is generally multiple years after a hotel opens, each of these performance tests must fail for two or more consecutive years and the Company has the right to cure any performance failures, subject to certain limitations.

Operating Joint Venture Hotels Commitments and Guarantees

The following details obligations the Company has or may have related to its operating and former joint venture hotels as of June 30, 2015.

Mondrian South Beach Mortgage and Mezzanine Agreements. Morgans Group and affiliates of its joint venture partner have agreed to provide standard nonrecourse carve-out guarantees and provide certain limited indemnifications for the Mondrian South Beach mortgage and mezzanine loans. In the event of a default, the lenders’ recourse is generally limited to the mortgaged property or related equity interests, subject to standard nonrecourse carve-out guarantees for “bad boy” type acts. Morgans Group and affiliates of its joint venture partner also agreed to guarantee the joint venture’s obligation to reimburse certain expenses incurred by the lenders and indemnify the lenders in the event such lenders incur liability in connection with certain third-party actions. Morgans Group and affiliates of its joint venture partner have also guaranteed the joint venture’s liability for the unpaid principal amount of any seller financing note provided for condominium sales if such financing or related mortgage lien is found unenforceable, provided they shall not have any liability if the seller financed unit becomes subject to the lien of the lender’s mortgage or title to the seller financed unit is otherwise transferred to the lender or if such seller financing note is repurchased by Morgans Group and/or affiliates of its joint venture at the full amount of unpaid principal balance of such seller financing note. In addition, although construction is complete and Mondrian South Beach opened on December 1, 2008, Morgans Group and affiliates of its joint venture partner may have continuing obligations under construction completion guarantees until all outstanding payables due to construction vendors are paid. As of June 30, 2015, there were remaining payables outstanding to vendors of approximately $0.3 million. Pursuant to a letter agreement with the lenders for the Mondrian South Beach loan, the joint venture agreed that these payables, many of which are currently contested or under dispute, will not be paid from operating funds but only from tax abatements and settlements of certain lawsuits. In the event funds from tax abatements and settlements of lawsuits are insufficient to repay these amounts in a timely manner, the Company and its joint venture partner are required to fund the shortfall amounts.

The Company and affiliates of its joint venture partner also have each agreed to purchase approximately $14.0 million of condominium units under certain conditions, including an event of default. In the event of a default under the lender’s mortgage or mezzanine loan, the joint venture partners are each obligated to purchase selected condominium units, at agreed-upon sales prices, having aggregate sales prices equal to 1/2 of the lesser of $28.0 million, which is the face amount outstanding on the lender’s mezzanine loan, or the then outstanding principal balance of the lender’s mezzanine loan. The joint venture is not currently in an event of default under the mortgage or mezzanine loan. As of June 30, 2015, there had been no triggering event that would require the Company to recognize a liability related to the construction completion or the condominium purchase guarantees.

Ames. On April 26, 2013, the joint venture closed on a new loan agreement with the mortgage lenders that provided for a reduction of the mortgage debt and an extension of maturity in return for a cash paydown. The Company did not contribute to the cash paydown and instead entered into an agreement with its joint venture partner pursuant to which, among other things, (1) the Company assigned its equity interests in the joint venture to its joint venture partner, (2) the Company agreed to give its joint venture partner the right to terminate its management agreement upon 60 days’ prior notice in return for an aggregate payment of $1.8 million, and (3) a creditworthy affiliate of the Company’s joint venture partner has assumed all or a portion of the Company’s potential liability with respect to historic tax credit guarantees, with the Company’s liability for any tax credit guarantees capped, in any event, at $3.0 million in the aggregate. The potential liability for historic tax credit guarantees relates to approximately $16.9 million of federal and state historic rehabilitation tax credits that Ames qualified for at the time of its development. As of June 30, 2015, there had been no triggering event that would require the Company to accrue any potential liability related to the historic tax credit guarantee.

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

A foreclosure judgment was issued on November 25, 2014 and the foreclosure sale was held on January 7, 2015, at which GACC was the sole and winning bidder. GACC had an agreement to assign its bid to 9 Crosby LLC, an affiliate of Sapir, a New York-based real estate development and management organization.  In connection with that contract, GACC and Sapir agreed to terminate the Company as manager of Mondrian SoHo.  The sale of the Mondrian SoHo hotel property to Sapir closed on March 6, 2015.

On October 24, 2014, the Company filed suit in the Supreme Court of the State of New York seeking a declaration that the mortgage lenders to the Mondrian SoHo debt or Sapir could not remove it as hotel manager following the conclusion of the foreclosure proceedings.   On February 9, 2015, the court heard the Company’s motion for a preliminary injunction preventing the mortgage lender and/or the ultimate buyer from removing it as manager of Mondrian SoHo pending resolution of the lawsuit; that motion was denied in an oral ruling that same day.  On February 27, 2015, the Company filed an appeal of the denial of its motion for a preliminary injunction in the Supreme Court of New York, Appellate Division, First Department. That appeal is currently pending.

On April 24, 2015, the court ordered Morgans to vacate the premises on or before April 27, 2015.  Consistent with that order, Morgans ceased to manage Mondrian SoHo on April 27, 2015.  The parties have submitted a stipulation permitting the Company to file a second amended complaint asserting claims for damages against the lenders, Sapir, and affiliates of Sapir for breach of the hotel management agreement and related subordination agreement, as well as for tortious interference with those contracts.  Upon formal approval of the court the second amended complaint will be filed and served.  The case is currently in the discovery phase.

Litigation Regarding Delano Marrakech

In June 2013, the Company served the owner of Delano Marrakech with a notice of default for numerous breaches of the management agreement, including, among other things, failure to pay fees and reimbursable expenses and to operate the hotel in accordance with the standards under the management agreement. On September 12, 2013, the Company commenced arbitration with the owner pursuant to the management agreement to recover losses and damages suffered by the Company.  The Company and the hotel owner recently entered into a settlement agreement, pursuant to which the Company will receive $2.5 million, with $1.3 million being paid at signing and $1.2 million paid over a three-year period in quarterly payments of $0.1 million. Additionally, as stipulated by the settlement agreement, the Company is no longer obligated to fund cash flow guarantees.  As a result of entry into the settlement agreement, the arbitration will be concluded upon receipt of the final order of the tribunal.

Litigation Regarding TLG Promissory Notes

On August 5, 2013, Messrs. Andrew Sasson and Andy Masi filed a lawsuit in the Supreme Court of the State of New York against TLG Acquisition LLC and Morgans Group LLC relating to the $18.0 million TLG Promissory Notes. See note 1 and note 7 regarding the background of the TLG Promissory Notes. The complaint alleged, among other things, a breach of contract and an event of default under the TLG Promissory Notes as a result of the Company’s failure to repay the TLG Promissory Notes following an alleged “Change of Control” that purportedly occurred upon the election of the Company’s current Board of Directors on June 14, 2013. The complaint sought payment of Mr. Sasson’s $16.0 million TLG Promissory Note and Mr. Masi’s $2.0 million TLG Promissory Note, plus interest compounded to principal, as well as default interest, and reasonable costs and expenses incurred in the lawsuit. On September 26, 2013, the Company filed a motion to dismiss the complaint in its entirety. On February 6, 2014, the court granted the Company’s motion to dismiss. On March 7, 2014, Messrs. Sasson and Masi filed a Notice of Appeal from this decision with the Appellate Division, First Department.  On April 9, 2015, the Appellate Division, First Department, reversed the trial court’s decision, denying the motion to dismiss and remanding to the trial court for further proceedings.  The Company filed a motion for reconsideration at the appellate court, which was denied on July 7, 2015.  The Company filed its answer to the complaint with the trial court on May 11, 2015.  Although the TLG Promissory Notes were repaid and retired in December 2014, this lawsuit remains pending in connection with issues related primarily to the interest rates applicable to the TLG Promissory Notes.

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

8. Omnibus Stock Incentive Plan

On February 9, 2006, the Board of Directors of the Company adopted the Morgans Hotel Group Co. 2006 Omnibus Stock Incentive Plan. Subsequently and on several occasions, the Company’s Board of Directors adopted, and stockholders approved, amendments to the Omnibus Stock Incentive Plan (the “Stock Plan”), to namely increase the number of shares reserved for issuance under the plan. As of June 30, 2015, the Stock Plan had 14,610,000 shares reserved for issuance.

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

On May 13, 2015, the Company issued an aggregate of 37,936 RSUs, which vested immediately, to Jonathan A. Langer, pursuant to terms of a consulting agreement between the Company and Mr. Langer, discussed further in note 10.  The estimated fair value of the RSUs granted was based on the closing price of the Company’s common stock on the grant date.

On May 19, 2015, the Company issued an aggregate of 120,656 RSUs to eight non-employee directors under the Stock Plan for their annual retainer for the 2015-2016 Board of Directors term. These grants become 100% vested on May 13, 2016, provided that upon a non-employee director’s resignation from the Board of Directors, other than as a consequence of the director’s bad acts, the vesting of any RSUs will be on a pro rated basis as of the resignation date. The estimated fair value of each such RSU granted was based on the closing price of the Company’s common stock on the grant date.

In addition, the Company has granted, or may grant, RSUs to certain executives, employees or non-employee directors as part of future annual equity grants or to newly hired or promoted employees from time to time.

A summary of stock-based incentive awards as of June 30, 2015 is as follows (in units, or shares, as applicable):

	Restricted Stock Units	LTIP Units	Stock Options
Outstanding as of January 1, 2015	335,672	941,157	1,124,740
Granted during 2015	163,018	—	—
Distributed/exercised during 2015	(234,986)	(27,734)	—
Forfeited or cancelled during 2015	(25,815)	—	(876,425)
Outstanding as of June 30, 2015	237,889	913,423	248,315
Vested as of June 30, 2015	—	913,423	248,315

Total stock compensation expense, which is included in corporate expenses on the accompanying consolidated statements of comprehensive loss, was $0.6 million, $0.8 million, $0.9 million, and $2.7 million for the three and six months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015 and December 31, 2014, there were approximately $4.6 million and $5.9 million, respectively, of total unrecognized compensation costs related to unvested share awards. As of June 30, 2015, the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 0.8 years.

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

The Series A preferred securities had an 8% dividend rate through October 15, 2014 and have a 10% dividend rate until October 15, 2016 and a 20% dividend rate thereafter. The Company has the option to accrue any and all dividend payments. The cumulative unpaid dividends have a dividend rate equal to the dividend rate on the Series A preferred securities. As of June 30, 2015, the Company had undeclared and unpaid dividends of approximately $49.2 million. The Company has the option to redeem any or all of the Series A preferred securities at par at any time. The Series A preferred securities have limited voting rights and only vote on the authorization to issue senior preferred securities, amendments to their certificate of designations and amendments to the Company’s charter that adversely affect the Series A preferred securities.

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

For so long as the Yucaipa Investors collectively own or have the right to purchase through exercise of the Yucaipa Warrants (assuming a cash rather than a cashless exercise) 875,000 shares of the Company’s common stock, the Company has agreed to use its reasonable best efforts to cause its Board of Directors to nominate and recommend to the Company’s stockholders the election of a person nominated by the Yucaipa Investors as a director of the Company and to use its reasonable best efforts to ensure that the Yucaipa Investors’ nominee is elected to the Company’s Board of Directors at each such meeting. If that nominee is not elected as a director at a meeting of stockholders, the Yucaipa Investors have certain Board of Director observer rights. Further, if the Company does not, within 30 days from the date of such meeting, create an additional seat on the Board of Directors and make available such seat to the nominee, the dividend rate on the Series A preferred securities increases by 4% during any time that a Yucaipa Investors’ nominee is not a member of the Company’s Board of Directors. From July 14, 2013 through May 14, 2014, the dividend rate was 12% as a result of the Yucaipa Investors’ nominee not being elected or appointed to the Company’s Board of Directors. On April 3, 2015, a Yucaipa Investors’ nominee was appointed to the Company’s Board of Directors, and was re-elected by shareholders at the Company’s annual meeting on May 13, 2015.

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

The initial carrying value of the Series A preferred securities was recorded at its net present value less costs to issue on the date of issuance. The carrying value will be periodically adjusted for accretion of the discount. As of June 30, 2015, the value of the preferred securities was $68.7 million, which includes cumulative accretion of $20.7 million.

10. Related Party Transactions

The Company earned management fees, chain services reimbursements and fees for certain technical services and has receivables from hotels owned by unconsolidated joint ventures. These fees totaled approximately $0.5 million and $1.2 million for the three months ended June 30, 2015 and 2014, respectively, and $1.3 million and $2.4 million for the six months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015 and December 31, 2014, the Company had receivables from these affiliates of approximately $2.7 million and $3.6 million, respectively, which are included in related party receivables on the accompanying consolidated balance sheets.

On May 7, 2015, the Company entered into a Consulting Agreement with Jonathan Langer, then a member of the Company’s Board of Directors, pursuant to which Mr. Langer will provide consulting services to the Company, at the direction of the Board of Directors, in connection with the Company’s previously announced strategic alternatives process, as well as on-going financial and operating consulting services to the Company. The Company’s Board of Directors believes that Mr. Langer is uniquely suited to provide financial and strategic advisory services to the Company because of his extensive experience both in the financial sector and hospitality industry, as well as his tenure as a director and chairman of the Board of Directors’ special transaction committee.  Effective immediately upon the entering of the Consulting Agreement, Mr. Langer resigned from the Board of Directors.

Under the terms of the Consulting Agreement, to advance the strategic alternatives process and in consideration of the services Mr. Langer provided to the Company over the course of the prior year beyond his duties as a director, the Company paid Mr. Langer a one-time fee of $500,000, of which $250,000 was paid in cash and $250,000 was paid in common stock of the Company under the Stock Plan, which fully vested on the date of grant.   Additionally, the Company will pay Mr. Langer a consulting fee of $375,000 per quarter (beginning with the fiscal quarter starting April 1, 2015), payable within ten business days following the end of each quarter and prorated for any partial quarter.   Any quarterly consulting fee will be payable by the Company up to 50% in cash and the balance in fully-vested common stock of the Company granted under the Plan.  In the event the Consulting Agreement is terminated without cause or a Corporate Transaction (as defined win the Stock Plan) occurs within one year following the effective date of the Consulting Agreement, Mr. Langer will be entitled to a special payment equal to (x) $500,000 less (y)(i) $125,000 multiplied by (ii) the number of quarterly payments previously paid to Mr. Langer, payable in cash or stock at the Company’s option. The Consulting Agreement is terminable at will by either party upon written notice of no less than 20 business days.

The members of the Audit Committee, together with a majority of the Board of Directors (excluding Mr. Langer), voted to approve the Consulting Agreement pursuant to the Company’s Related Persons Transaction Policy and Procedures.

11. Other Expenses

Restructuring and disposal costs

These expenses primarily relate to costs incurred related to the Company’s corporate restructuring initiatives, such as professional fees, litigation and settlement costs, executive terminations and severance costs related to such restructuring initiatives, including the plan of termination implemented in March 2014 (the “Termination Plan”) that resulted in a workforce reduction of the Company’s corporate office employees, the Board of Directors’ strategic alterative review process costs, proxy contests, and gains and losses on asset disposals as part of major renovation projects. Restructuring and disposal costs consist of the following (in thousands):

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Restructuring costs	$210	$2,688	$505	$3,095
Severance costs	383	1,299	2,043	8,367
Gain on asset disposal	—	(6)	(6)	(238)
	$593	$3,981	$2,542	$11,224

As a result of the Termination Plan, which constituted a plan of termination under ASC 420, Exit or Disposal Cost Obligations, the Company recorded a charge of approximately $7.1 million in the first quarter of 2014 related to the cost of one-time termination benefits which have been paid in cash, and are included in ‘Severance Costs’ for the six months ended June 30, 2014 in the above table.

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

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Transaction costs	$308	$2,334	$333	$2,580
Internal development payroll and other	149	260	272	349
Pre-opening expenses	—	72	—	435
	$457	$2,666	$605	$3,364

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

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Litigation and settlement costs	$1,437	$312	$2,719	$1,092
Other	115	118	488	34
	$1,552	$430	$3,207	$1,126

13. Gain on Asset Sales

Deferred Gain

In 2011, the Company sold Mondrian Los Angeles, Royalton, Morgans, and its 50% equity interest in the joint venture that owned Sanderson and St Martins Lane. The Company continues to operate all of these hotels under long-term management agreements.

In accordance with ASC 360-20, Property, Plant and Equipment, Real Estate Sales. the Company evaluated its accounting for the gain on sales of these assets, noting that the Company continues to have significant continuing involvement in the hotels as a result of long-term management agreements and shares in risks and rewards of ownership. Accordingly, the Company recorded deferred gains of approximately $152.4 million related to the sales of Royalton, Morgans, Mondrian Los Angeles, and the Company’s equity interests in Sanderson and St Martins Lane, which are deferred and recognized as a gain on asset sales over the initial term of the related management agreements. Gain on asset sales were $2.0 million. $2.0 million, $4.0 million, and $4.0 million, for the three and six months ended June 30, 2015 and 2014 respectively.

Gain on Sale of TLG Equity Interest

On January 23, 2015, the Company completed the TLG Equity Sale, as discussed in note 1, and received proceeds of $32.8 million, net of closing costs.  In accordance with ASC 360-20, the Company recognized the full gain of $1.8 million on sale of its interest in TLG during the six months ended June 30, 2015.

14. Assets Held for Sale

In December 2014, the Company’s Board of Directors approved the TLG Equity Sale which included the sale of the Company’s ownership interests in TLG to Hakkasan, as discussed in note 1.

The following sets forth TLGs operations for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Management fees	$—	$3,041	$351	$5,614
Corporate expenses	—	(377)	(252)	(822)
Interest expense	—	(376)	—	(751)
Depreciation and amortization expense	—	(1,467)	(6)	(2,932)
Other non operating expenses	—	—	—	(5)
Net loss attributable to noncontrolling interest	—	(284)	(13)	(529)
Gain on asset sale	81	—	1,784
Income from TLG	$81	$537	$1,864	$575

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The historical financial data presented herein is the historical financial data for:

•

our three owned hotels, consisting, as of June 30, 2015, of Hudson in New York, Delano South Beach in Miami Beach, and Clift in San Francisco (which we lease under a long-term lease that is treated as a financing) (collectively, our “Owned Hotels”), comprising approximately 1,450 rooms, and the food and beverage operations located at these hotels;

•

our owned F&B operations, consisting, as of June 30, 2015, of leasehold interests in the food and beverage operations located at Sanderson, in London, and Mandalay Bay in Las Vegas (collectively, our “Owned F&B Operations”);

•

our joint venture hotel, consisting, as of June 30, 2015, of Mondrian South Beach in Miami Beach, comprising approximately 220 rooms, and our investment in the F&B Venture at Mondrian South Beach in Miami Beach (our “Joint Venture Hotel”);

•

our seven managed hotels, consisting, as of June 30, 2015, of Royalton and Morgans in New York, Shore Club in Miami Beach, Mondrian in Los Angeles, Sanderson, St Martins Lane, and Mondrian London in London, (collectively our “Managed Hotels”), comprising approximately 1,540 rooms;

•	our licensed hotel, consisting as of June 30, 2015, Delano Las Vegas, comprising 1,117 rooms, and our franchised hotel, 10 Karaköy, in Istanbul, comprising 71 rooms; and
•	our investments in certain hotels under development and other proposed properties.

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

Management, Franchise, and License Agreements. Although our hotel management agreements and franchise or license agreements are generally long-term, they may be subject to early termination in specified circumstances, or we may agree to early termination as circumstances require. Certain of our hotel management agreements and franchise or license agreements contain performance tests that stipulate certain minimum levels of operating performance, which could result in early termination of our hotel management, license or franchise agreements, once the performance test period begins, which is generally multiple years after a hotel opens. As of June 30, 2015, we were in compliance with these termination performance tests and are not exercising any contractual cure rights.  We may disagree with hotel owners on how the performance criteria are calculated or whether they have been met. In addition, some courts have applied principles of agency law and related fiduciary standards to managers of third-party hotel properties (or have interpreted hotel management agreements as “personal services contracts”). This means, among other things, that property owners may assert the right to terminate management agreements even where the agreements provide otherwise, and some courts have upheld such assertions regarding management agreements and may do so in the future.

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

 Factors Affecting Our Results of Operations

Revenues. Changes in our hotel revenues are most easily explained by the following performance indicators that are commonly used in the hospitality industry:

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

•

Management fee revenue and other income. We earn hotel management fees under our hotel management agreements. These fees may include management and incentive fees, as well as reimbursement for allocated chain services. We also earn hotel license fees under our hotel franchise and license agreements. Additionally, prior to January 23, 2015, we owned a 90% controlling investment in TLG, which operated numerous venues primarily in Las Vegas pursuant to management agreements primarily with various MGM affiliates. Each of TLG’s venues was managed by an affiliate of TLG, which received fees under a management agreement for the venue. Through our prior ownership of TLG, we recognized management fees in accordance with the applicable management agreement, which generally provided for base management fees as a percentage of gross sales, and incentive management fees as a percentage of net profits, as calculated pursuant to the management agreements.

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

Finally, competition within the hospitality industry can affect revenues. Competitive factors in the hospitality industry include name recognition, quality of service, convenience of location, quality of the property or venue, pricing, and range and quality of nightlife, food and beverage services and amenities offered. We also compete with other operators, including major hospitality chains with well-established and recognized brands.  Our competitors generally also have broader guest loyalty programs which may enable them to attract more customers and more effectively retain such guests.   In addition, all of our hotels, restaurants, nightclubs and bars are located in areas where there are numerous competitors, many of whom have substantially greater financial and marketing resources than us. New or existing competitors could offer significantly lower rates and pricing or more convenient locations, services or amenities or significantly expand, improve or introduce new service offerings in markets in which our hotels, restaurants, nightclubs, bars, and other food and beverage venues compete, thereby posing a greater competitive threat than at present. If we are unable to compete effectively, we would lose market share, which could adversely affect our revenues. As such, we evaluate our hotels’ operating performance by analyzing each hotel’s RevPAR index, which is a comparison of a hotel’s RevPAR as compared it each hotel’s respective competitive set.

Operating Costs and Expenses. In addition to the above metrics we use to evaluate our business, we evaluate our operating results based on earnings before interest, taxes, depreciation and amortization (“EBITDA”) flow through as a percentage of revenue changes. Our operating costs and expenses consist of the costs to provide hotel and food and beverage services, costs to operate our hotel management company, costs to operate the TLG food and beverage company prior to the TLG Equity Sale, and costs associated with the ownership of our assets, including:

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

•

Depreciation and amortization expense. Hotel properties are depreciated using the straight-line method over estimated useful lives of 39.5 years for buildings and five years for furniture, fixtures and equipment. We also record amortization on our other assets, such as the three restaurant leases in Las Vegas that we purchased in August 2012.  Prior to the TLG Equity Sale we recorded amortization expense related to the TLG management contracts.

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

•	Loss on receivables from unconsolidated joint venture represents the write down of receivables deemed uncollectible from an unconsolidated joint venture.

Other Items. Other expenses we incur include:

•	Interest expense, net. Interest expense, net includes interest on our debt and amortization of financing costs and is presented net of interest income and interest capitalized.
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

•

Gain on asset sales. We recorded deferred gains related to the sales of Royalton, Morgans, Mondrian Los Angeles, and our ownership interests in Sanderson and St Martins Lane, as discussed in note 13 of our consolidated financial statements. As we have significant continuing involvement with these hotels through long-term management agreements, the gains on sales are deferred and recognized over the initial term of the related management agreement. Additionally, we recorded a gain during the six months ended June 30, 2015 related to the TLG Equity Sale which was recognized immediately through earnings, as discussed in note 13 of our consolidated financial statements.

•

Other non-operating expenses include costs associated with discontinued operations and previously owned hotels, both consolidated and unconsolidated, transaction costs related to business acquisitions, changes in the fair value of certain debt and equity instruments, miscellaneous litigation and settlement costs and other expenses that relate to our financing and investing activities.

•

Income tax expense (benefit). All of our foreign subsidiaries are subject to local jurisdiction corporate income taxes. Income tax expense is reported at the applicable rate for the periods presented. We are subject to Federal and state income taxes. Income taxes for the three and six months ended June 30, 2015 and 2014 were computed using our calculated effective tax rate. We also recorded net deferred taxes related to cumulative differences in the basis recorded for certain assets and liabilities. We established a reserve on the deferred tax assets based on the ability to utilize net operating loss carryforwards.

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

Additionally, the pace of new lodging supply, especially in New York City and Miami, has increased over the past several years. In New York City and South Beach, new lodging supply impacted our hotels’ occupancy and constrained rate growth, and we expect that these trends will continue through 2015 as the new supply in these markets is absorbed.

We also believe the impact of the strong U.S. dollar and a weak global economy, specifically in Europe, could impact our hotels in New York City and Miami in 2015, where we are particularly dependent on international tourists.

RevPAR at System-Wide Comparable Hotels, all of which are located in the United States and which includes all Morgans Hotel Group branded hotels operated by us, except for hotels added or under major renovation during the current period or the prior year period, development projects and hotels no longer managed by us, decreased by 5.7% during the three months ended June 30, 2015 as compared to the same period in 2014, due primarily to a 4.6% decrease in average daily rate (“ADR”). Revenues declined due to increased supply in New York and Miami, as well as the stronger U.S. dollar which has negatively impacted leisure demand in the United States and resulted in lower ADR.

RevPAR from System-Wide Comparable Hotels in New York decreased 9.8% for the quarter ended June 30 2015 as compared to the same period in 2014, due to an 8.7% decrease in ADR and a 1.2% decrease in occupancy.  RevPAR at Hudson decreased by 9.7% during the second quarter of 2015 as compared to the same period in 2014.

RevPAR from System-Wide Comparable Hotels in Miami decreased 5.7% in the second quarter of 2015 as compared to the second quarter of 2014.  Delano South Beach experienced a RevPAR decrease of 8.9% during the second quarter of 2015 as compared to the same period in 2014.

Our System-Wide Comparable Hotels on the West Coast generated 2.4% RevPAR growth in the second quarter of 2015 as compared to 2014, driven by Mondrian Los Angeles.

Our managed hotels in London are non-comparable between 2015 and 2014 due to a major renovation of Sanderson and St Martins Lanes’ guestrooms in 2014 and 2015, which are now complete, as well as the opening of Mondrian London on September 30, 2014.

 Comparison of Three Months Ended June 30, 2015 to Three Months Ended June 30, 2014

The following table presents our operating results for the three months ended June 30, 2015 and 2014, including the amount and percentage change in these results between the two periods. The consolidated operating results are as follows:

	Three Months Ended
	June 30, 2015	June 30, 2014	Changes ($)	Changes (%)
	(Dollars in thousands)
Revenues:
Rooms	$30,991	$33,118	$(2,127)	(6.4)%
Food and beverage	19,573	21,004	(1,431)	(6.8)%
Other hotel	2,138	1,308	830	63.5%
Total hotel revenues	52,702	55,430	(2,728)	(4.9)%
Management fee-related parties and other income	3,508	5,859	(2,351)	(40.1)%
Total revenues	56,210	61,289	(5,079)	(8.3)%
Operating Costs and Expenses:
Rooms	9,414	9,413	1	0.0%
Food and beverage	13,822	14,838	(1,016)	(6.8)%
Other departmental	1,129	797	332	41.7%
Hotel selling, general and administrative	10,418	10,769	(351)	(3.3)%
Property taxes, insurance and other	4,411	4,157	254	6.1%
Total hotel operating expenses	39,194	39,974	(780)	(2.0)%
Corporate expenses, including stock compensation	4,919	6,019	(1,100)	(18.3)%
Depreciation and amortization	5,563	6,681	(1,118)	(16.7)%
Restructuring and disposal costs	593	3,981	(3,388)	(85.1)%
Development costs	457	2,666	(2,209)	(82.9)%
Loss on receivables from unconsolidated joint venture	550	—	550	(1)
Total operating costs and expenses	51,276	59,321	(8,045)	(13.6)%
Operating income	4,934	1,968	2,966	150.7%
Interest expense, net	11,955	12,935	(980)	(7.6)%
Impairment loss and equity in income of investment in unconsolidated joint venture	(2)	(2)	—	(—)%
Gain on asset sales	(2,086)	(2,005)	(81)	4.0%
Other non-operating expenses	1,552	430	1,122	260.9%
Loss before income tax expense	(6,485)	(9,390)	2,905	(30.9)%
Income tax expense	169	66	103	156.1%
Net loss	(6,654)	(9,456)	2,802	(29.6)%
Net loss (income) attributable to non controlling interest	13	(263)	276	(1)
Net loss attributable to Morgans Hotel Group Co.	(6,641)	(9,719)	3,078	(31.7)%
Preferred stock dividends and accretion	(4,075)	(3,987)	(88)	2.2%
Net loss attributable to common stockholders	$(10,716)	$(13,706)	$2,990	(21.8)%

Total Hotel Revenues. Total hotel revenues decreased 4.9% to $52.7 million for the three months ended June 30, 2015 compared to $55.4 million for the three months ended June 30, 2014. This decrease was primarily due to decreased occupancy and ADR at our Owned Hotels, discussed below.

Rooms revenue decreased 6.4% to $31.0 million for the three months ended June 30, 2015 compared to $33.1 million for the three months ended June 30, 2014. This decrease was primarily due to decreases in ADR at Hudson and decreases in occupancy and ADR at Delano South Beach during the three months ended June 30, 2015 as compared to the same period in 2014, primarily due to new supply in New York and Miami and the strong U.S. Dollar as compared to other currencies.

The components of RevPAR from our Owned Hotels, which consisted, as of June 30, 2015, of Hudson, Delano South Beach and Clift, for the three months ended June 30, 2015 and 2014 are summarized as follows:

	Three Months Ended
	June 30, 2015	June 30, 2014	Change ($)	Change (%)
Occupancy	90.8%	92.1%	—	-1.4%
ADR	$260	$276	$(16)	-5.8%
RevPAR	$236	$254	$(18)	-7.1%

Food and beverage revenue decreased 6.8% to $19.6 million for the three months ended June 30, 2015 compared to $21.0 million for the three months ended June 30, 2014. This decrease was primarily due to decreases in revenues at Hudson, our restaurants in Las Vegas, and Clift.  Food and beverage revenues decreased at Hudson during the second quarter of 2015 as compared to the same period in 2014, due to the closure of a bar in April 2015.  At our restaurant venues in Las Vegas, revenues decreased due to a reduction of group business at the restaurants during the three months ended June 30, 2015 as compared to the same period in 2014.  Revenues at Clift also decreased during the three months ended June 30, 2015 as compared to the same period in 2014 primarily as a result of the restaurant no longer offering dinner service effective December 2014.

Other hotel revenue increased 63.5% to $2.1 million for the three months ended June 30, 2015 compared to $1.3 million for the three months ended June 30, 2014. This increase was primarily due to a resort fee implemented at Delano South Beach and Hudson in the second half of 2014.

Management Fee—Related Parties and Other Income. Management fee—related parties and other income decreased by 40.1% to $3.5 million for the three months ended June 30, 2015 compared to $5.9 million for the three months ended June 30, 2014. This decrease was primarily due to the sale of our 90% equity interest in TLG in January 2015.  Excluding TLG, management fees increased by $0.2 million, or 7.0%, due to new hotels.

Operating Costs and Expenses

Rooms expense was relatively flat at $9.4 million for the three months ended June 30, 2015 compared to $9.4 million for the three months ended June 30, 2014.

Food and beverage expense decreased 6.8% to $13.8 million for the three months ended June 30, 2015 compared to $14.8 million for the three months ended June 30, 2014. This decrease is primarily due to reduced group business during the quarter as well as cost control measures implemented in late 2014 at our three restaurant venues in Las Vegas, reduced costs at Delano South Beach due to the termination of the TLG management agreement and other cost efficiencies gained when we began managing the food and beverage operations in January 2015, and reduced costs at Clift as a result of the closure of the restaurant during dinner effective December 2014.

Other departmental expense increased 41.7% to $1.1 million for the three months ended June 30, 2015 compared to $0.8 million for the three months ended June 30, 2014. This increase was primarily due to increased expenses at Hudson related to the implementation of the urban resort fee in late 2014.

Hotel selling, general and administrative expense decreased 3.3% to $10.4 million for the three months ended June 30, 2015 compared to $10.8 million for the three months ended June 30, 2014. This decrease was primarily due to cost-control measures taken at our Owned Hotels during 2015.

Property taxes, insurance and other expense increased slightly to $4.4 million for the three months ended June 30, 2015 compared to $4.2 million for the three months ended June 30, 2014.

Corporate expenses, including stock compensation decreased 18.3% to $4.9 million for the three months ended June 30, 2015 compared to $6.0 million for the three months ended June 30, 2014. This decrease was primarily due the TLG Equity Sale completed in January 2015 coupled with savings resulting from the Termination Plan in March 2014 that resulted in a workforce reduction of our corporate office employees.

Depreciation and amortization decreased 16.7% to $5.6 million for the three months ended June 30, 2015 compared to $6.7 million for the three months ended June 30, 2014. This decrease was primarily due to the completion of the TLG Equity Sale in January 2015.  Prior to classifying TLG as held for sale in December 2014, we recorded amortization expense related to the TLG management contracts we acquired as part of our acquisition of TLG in November 2011.

Restructuring and disposal costs decreased 85.1% to $0.6 million for the three months ended June 30, 2015 compared to $4.0 million for the three months ended June 30, 2014. This decrease was primarily due to restructuring costs incurred during the three months ended June 30, 2014 related to the Board of Directors’ strategic alternatives process.

Development costs decreased 82.9% to $0.5 million for the three months ended June 30, 2015 compared to $2.7 million for the three months ended June 30, 2014. This decrease was primarily due to transaction costs incurred in 2014 related to our termination of the Baha Mar management agreement and foreclosure and other legal proceedings we initiated at Mondrian Istanbul.

Loss on receivables from unconsolidated joint venture was $0.6 million for the three months ended June 30, 2015 compared to zero for the three months ended June 30, 2014. This increase was due to the assessment of collectability of certain receivables due from a joint venture.

Interest expense, net decreased 7.6% to $12.0 million for the three months ended June 30, 2015 compared to $12.9 million for the three months ended June 30, 2014. This decrease was primarily due to the elimination of interest expense related to the then outstanding Convertible Notes, which were fully repaid and retired in October 2014.

Impairment loss and equity in income of unconsolidated joint ventures was flat for the periods presented.  We no longer record our share of equity losses on our unconsolidated joint ventures, as we have written our investment balances down to zero due to losses recorded in prior periods.

Other non-operating expenses increased to $1.6 million for the three months ended June 30, 2015 as compared to $0.4 million for the three months ended June 30, 2014. This increase was primarily due to legal costs incurred related to Mondrian SoHo litigation.

Income tax expense increased to $0.2 million for the three months ended June 30, 2015 as compared to $0.1 million for the three months ended June 30, 2014. This slight increase was primarily due to favorable operating results at our foreign subsidiary.

Comparison of Six Months Ended June 30, 2015 to Six Months Ended June 30, 2014

The following table presents our operating results for the six months ended June 30, 2015 and 2014, including the amount and percentage change in these results between the two periods. The consolidated operating results are as follows:

	Six Months Ended
	June 30, 2015	June 30, 2014	Changes ($)	Changes (%)
	(Dollars in thousands)
Revenues:
Rooms	$56,787	$60,112	$(3,325)	-5.5%
Food and beverage	40,990	42,925	(1,935)	-4.5%
Other hotel	4,223	2,470	1,753	71.0%
Total hotel revenues	102,000	105,507	(3,507)	-3.3%
Management fee-related parties and other income	7,516	11,250	(3,734)	-33.2%
Total revenues	109,516	116,757	(7,241)	-6.2%
Operating Costs and Expenses:
Rooms	18,298	18,305	(7)	0.0%
Food and beverage	28,405	30,149	(1,744)	-5.8%
Other departmental	2,219	1,569	650	41.4%
Hotel selling, general and administrative	20,570	22,355	(1,785)	-8.0%
Property taxes, insurance and other	8,294	7,931	363	4.6%
Total hotel operating expenses	77,786	80,309	(2,523)	-3.1%
Corporate expenses, including stock compensation	10,947	13,901	(2,954)	(21.3)%
Depreciation and amortization	11,200	15,083	(3,883)	-25.7%
Restructuring and disposal costs	2,542	11,224	(8,682)	-77.4%
Development costs	605	3,364	(2,759)	(82.0)%
Loss on receivables from unconsolidated joint venture	550	—	550	(1)
Total operating costs and expenses	103,630	123,881	(20,251)	-16.3%
Operating loss	5,886	(7,124)	13,010	(182.6)%
Interest expense, net	23,782	28,933	(5,151)	-17.8%
Impairment loss and equity in income of investment in unconsolidated joint venture	3,888	(4)	3,892	(1)
Gain on asset sales	(5,794)	(4,010)	(1,784)	44.5%
Other non-operating expenses	3,207	1,126	2,081	184.8%
Loss before income tax expense	(19,197)	(33,169)	13,972	(42.1)%
Income tax expense	295	229	66	28.8%
Net loss	(19,492)	(33,398)	13,906	(41.6)%
Net loss (income) attributable to non controlling interest	27	(456)	483	(105.9)%
Net loss attributable to Morgans Hotel Group Co.	(19,465)	(33,854)	14,389	(42.5)%
Preferred stock dividends and accretion	(7,985)	(8,354)	369	-4.4%
Net loss attributable to common stockholders	$(27,450)	$(42,208)	$14,758	(35.0)%

Total Hotel Revenues. Total hotel revenues decreased 3.3% to $102.0 million for the six months ended June 30, 2015 compared to $105.5 million for the six months ended June 30, 2014. This decrease was primarily due to decreased occupancy and ADR at our Owned Hotels, discussed below.

Rooms revenue decreased 5.5% to $56.8 million for the six months ended June 30, 2015 compared to $60.1 million for the six months ended June 30, 2014. This decrease was primarily due to decreases in occupancy at Delano South Beach and decreases in occupancy and ADR at Hudson during the six months ended June 30, 2015 as compared to the same period in 2014 primarily due to new supply in New York and Miami and the strong U.S. Dollar as compared to other currencies.

The components of RevPAR from our Owned Hotels, which consisted, as of June 30, 2015, of Hudson, Delano South Beach and Clift, for the six months ended June 30, 2015 and 2014 are summarized as follows:

	Six Months Ended
	June 30, 2015	June 30, 2014	Change ($)	Change (%)
Occupancy	85.3%	87.3%	—	-2.3%
ADR	$255	$266	$(11)	-4.1%
RevPAR	$217	$232	$(15)	-6.2%

Food and beverage revenue decreased 4.5% to $41.0 million for the six months ended June 30, 2015 compared to $42.9 million for the six months ended June 30, 2014. This decrease was primarily due to decreases in revenues at Hudson, our restaurants in Las Vegas, and Clift.  Food and beverage revenues decreased at Hudson during the six months ended June 30, 2015 as compared to the same period in 2014, due to the closure of a bar in April 2015.  At our three restaurant venues in Las Vegas, revenues decreased due to a reduction of group business at the restaurants coupled with less profitable happy hour promotions.  Revenues at Clift also decreased during the six months ended June 30, 2015 as compared to the same period in 2014 primarily as a result of the restaurant no longer offering dinner service effective December 2014.

Other hotel revenue increased 71.0% to $4.2 million for the six months ended June 30, 2015 compared to $2.5 million for the six months ended June 30, 2014. This increase was primarily due to a resort fee implemented at Delano South Beach and Hudson in the second half of 2014.

Management Fee—Related Parties and Other Income. Management fee—related parties and other income decreased by 33.2% to $7.5 million for the six months ended June 30, 2015 compared to $11.3 million for the six months ended June 30, 2014. This decrease was primarily due to the sale of our 90% equity interest in TLG in January 2015.  Excluding TLG, management fees increased by $0.7 million, or 10.4%, due to new hotels.

Operating Costs and Expenses

Rooms expense was relatively flat at $18.3 million for the six months ended June 30, 2015 compared to $18.3 million for the six months ended June 30, 2014.

Food and beverage expense decreased 5.8% to $28.4 million for the six months ended June 30, 2015 compared to $30.1 million for the six months ended June 30, 2014. This decrease is primarily due to reduced group business and cost control measures implemented in late 2014 at our three restaurant venues in Las Vegas, reduced costs at Delano South Beach due to the termination of the TLG management agreement and other cost efficiencies gained when we began managing the food and beverage operations in January 2015, and reduced costs at Clift as a result of the closure of the restaurant during dinner effective December 2014.

Other departmental expense increased 41.4% to $2.2 million for the six months ended June 30, 2015 compared to $1.6 million for the six months ended June 30, 2014. This increase was primarily due to increased expenses at Hudson related to the implementation of the urban resort fee in late 2014.

Hotel selling, general and administrative expense decreased 8.0% to $20.6 million for the six months ended June 30, 2015 compared to $22.4 million for the six months ended June 30, 2014. This decrease was primarily due to a decrease in heat, light and power costs at Hudson coupled with a decrease in advertising and promotional expenses due to cost-control measures taken at our Owned Hotels during 2015.

Property taxes, insurance and other expense increased slightly to $8.3 million for the six months ended June 30, 2015 compared to $7.9 million for the six months ended June 30, 2014.

Corporate expenses, including stock compensation decreased 21.3% to $10.9 million for the six months ended June 30, 2015 compared to $13.9 million for the six months ended June 30, 2014. This decrease was primarily due to the TLG Equity Sale completed in January 2015 coupled with savings resulting from the Termination Plan in March 2014 that resulted in a workforce reduction of our corporate office employees.

Depreciation and amortization decreased 25.7% to $11.2 million for the six months ended June 30, 2015 compared to $15.1 million for the six months ended June 30, 2014. This decrease was primarily due to the completion of the TLG Equity Sale in January 2015.  Prior to classifying TLG as held for sale in December 2014, we recorded amortization expense related to the TLG management contracts we acquired as part of our acquisition of TLG in November 2011.

Restructuring and disposal costs decreased 77.4% to $2.5 million for the six months ended June 30, 2015 compared to $11.2 million for the six months ended June 30, 2014. This decrease was primarily due to severance and related costs incurred in early 2014 relating to the Termination Plan.

Development costs decreased 82.0% to $0.6 million for the six months ended June 30, 2015 compared to $3.4 million for the six months ended June 30, 2014. This decrease was primarily due to transaction costs incurred in 2014 related to our termination of the Baha Mar management agreement and foreclosure and other legal proceedings we initiated at Mondrian Istanbul.

Loss on receivables from unconsolidated joint venture was $0.6 million for the six months ended June 30, 2015 compared to zero for the six months ended June 30, 2014. This increase was due to the assessment of collectability of certain outstanding receivables due from a joint venture.

 Interest expense, net decreased 17.8% to $23.8 million for the six months ended June 30, 2015 compared to $28.9 million for the six months ended June 30, 2014. This decrease was primarily due to a $2.2 million exit fee we paid in February 2014 related to the repayment of the Hudson 2012 Mortgage Loan, defined below in “Debt,” and the elimination of interest expense related to the then outstanding Convertible Notes, which were fully repaid and retired in October 2014.

Impairment loss and equity in income of unconsolidated joint ventures increased $3.9 million between the six months ended June 30, 2015 and the six months ended June 30, 2014 as the result of a $3.9 million impairment loss we recorded in March 2015 on our investment in Mondrian Istanbul based on settlement discussions. We no longer record our share of equity losses on our unconsolidated joint ventures, as we have written our investment balances down to zero due to losses recorded in prior periods.

Gain on asset sales increased 44.5% between the periods presented, resulting in income of $5.8 million for the six months ended June 30, 2015 and income of $4.0 million for the six months ended June 30, 2014. This increase was due primarily to the gain recognized on the completion of the TLG Equity Sale in January 2015.

Other non-operating expenses increased to $3.2 million for the six months ended June 30, 2015 as compared to $1.1 million for the six months ended June 30, 2014. This increase was primarily due to legal costs incurred related to Mondrian SoHo litigation.

Income tax expense increased 28.8% to $0.3 million for the six months ended June 30, 2015 as compared to $0.2 million for the six months ended June 30, 2014. This slight increase was primarily due to favorable operating results at our foreign subsidiary.

Liquidity and Capital Resources

As of June 30, 2015, we had approximately $33.0 million in cash and cash equivalents and $13.4 million of restricted cash.

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

We have certain indemnification obligations related to the TLG Equity Sale, which generally survive for 18 months following the closing of the TLG Equity Sale; however, no amounts are held in escrow for the satisfaction of such claims.   As of June 30, 2015, we have accrued approximately $0.3 million related to these indemnification obligations.

Our obligations under the Hudson/Delano 2014 Mortgage Loan mature on February 9, 2016 unless we exercise certain extension rights. We have three, one-year extension options that will permit us to extend the maturity date of the Hudson/Delano 2014 Mortgage Loan to February 9, 2019, if certain conditions are satisfied at the respective extension dates, including delivery by the borrowers of a business plan and budget for the extension term reasonably satisfactory to the lenders and our achievement of a specified debt yield. We may prepay the Hudson/Delano 2014 Mortgage Loan in an amount necessary to achieve the specified debt yield.  Based on the trailing twelve months ended June 30, 2015, this loan extension may require an approximately $14.0 million payment in the first quarter of 2016, which amount could increase or decrease depending upon the actual operating results of Hudson and Delano South Beach between now and the extension date.

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

Our Series A preferred securities had an 8% dividend rate until October 15, 2014, have a 10% dividend rate until October 15, 2016 and a 20% dividend rate thereafter, with a 4% increase in the dividend rate during certain periods in which the Yucaipa Investors’ nominee to our Board of Directors has not been elected as a director or subsequently appointed as a director by our Board of Directors. On May 13, 2015, at our annual shareholder meeting, a Board of Directors nominee representing the Yucaipa Investors was elected as a director of the Company. Accordingly, the current dividend rate on the Series A preferred securities is 10%.  We have the option to accrue any and all dividend payments, and as of June 30, 2015, have not declared any dividends. The cumulative unpaid dividends also have a dividend rate equal to the then applicable dividend rate on the Series A preferred securities. As of June 30, 2015, we have undeclared dividends of approximately $49.2 million. We have the option to redeem any or all of the Series A preferred securities at any time.

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

We are focused on growing our portfolio, primarily with our core brands, in major gateway markets and key resort destinations. In order to obtain long-term management contracts, we may commit to contribute capital in various forms on hotel development projects. These include equity investments, key money and cash flow guarantees to hotel owners. As of the date of this report, we believe our potential funding under cash flow guarantees at operating hotels and hotels under development at the maximum amount under the applicable contracts, but excluding contracts where the maximum cannot be determined, was $5.0 million.

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

As of June 30, 2015, we had approximately $420.1 million of remaining Federal tax net operating loss carryforwards to offset future income, enabling us to dispose of assets in a tax-efficient manner. We believe we have significant value available to us in Delano South Beach and Hudson, and that the tax basis of these assets is significantly less than their fair values. As of June 30, 2015, we estimate that the tax basis of Delano South Beach is approximately $66.8 million and the tax basis in Hudson is approximately $136.1 million.

Other Liquidity Matters

In addition to our expected short-term and long-term liquidity requirements, our liquidity could also be affected by certain other potential liquidity matters, including at our Joint Venture Hotels, as discussed below.

Mondrian South Beach Mortgage and Mezzanine Agreements. As of June 30, 2015, the joint venture’s outstanding nonrecourse mortgage debt was $19.4 million and mezzanine debt was $28.0 million. The joint venture also has an additional $28.0 million of mezzanine debt owed to affiliates of the joint venture partners. The lender’s nonrecourse mortgage loan and mezzanine loan related to Mondrian South Beach matured on August 1, 2009. In April 2010, the Mondrian South Beach ownership joint venture amended the nonrecourse financing and mezzanine loan agreements secured by Mondrian South Beach or related equity interests and extended the maturity date for up to seven years through one-year extension options until April 2017, subject to certain conditions. In February 2015, the joint venture exercised its option to extend the outstanding mortgage and mezzanine debt until April 2016.

Morgans Group and affiliates of our joint venture partner have agreed to provide standard nonrecourse carve-out guarantees and provide certain limited indemnifications for the Mondrian South Beach mortgage and mezzanine loans. In the event of a default, the lenders’ recourse is generally limited to the mortgaged property or related equity interests, subject to standard nonrecourse carve-out guarantees for “bad boy” type acts. Morgans Group and affiliates of our joint venture partner also agreed to guaranty the joint venture’s obligation to reimburse certain expenses incurred by the lenders and indemnify the lenders in the event such lenders incur liability in connection with certain third-party actions. Morgans Group and affiliates of our joint venture partner have also guaranteed the joint venture’s liability for the unpaid principal amount of any seller financing note provided for condominium sales if such financing or related mortgage lien is found unenforceable, provided they shall not have any liability if the seller financed unit becomes subject again to the lien of the lender’s mortgage or title to the seller financed unit is otherwise transferred to the lender or if such seller financing note is repurchased by Morgans Group and/or affiliates of our joint venture partner at the full amount of unpaid principal balance of such seller financing note. In addition, although construction is complete and Mondrian South Beach opened on December 1, 2008, Morgans Group and affiliates of our joint venture partner may have continuing obligations under construction completion guarantees until all outstanding payables due to construction vendors are paid. As of June 30, 2015, there were remaining payables outstanding to vendors of approximately $0.3 million. Pursuant to a letter agreement with the lenders for the Mondrian South Beach loan, the joint venture agreed that these payables, many of which are currently contested or under dispute, will not be paid from operating funds but only from tax abatements and settlements of certain lawsuits. In the event funds from tax abatements and settlements of lawsuits are insufficient to repay these amounts in a timely manner, we and our joint venture partner are required to fund the shortfall amounts.

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

Ames. On April 26, 2013, the joint venture closed on a new loan agreement with the mortgage lenders that provides for a reduction of the mortgage debt and an extension of maturity in return for a cash paydown. We did not contribute to the cash paydown and instead entered into an agreement with our joint venture partner pursuant to which, among other things, (1) we assigned our equity interests in the joint venture to our joint venture partner, (2) we agreed to give our joint venture partner the right to terminate our management agreement upon 60 days’ prior notice in return for an aggregate payment of $1.8 million, and (3) a creditworthy affiliate of our joint venture partner has assumed all or a portion of our liability with respect to historic tax credit guarantees, with our liability for any tax credit guarantees capped, in any event, at $3.0 million in the aggregate. The potential liability for historic tax credit guarantees relates to approximately $16.9 million of federal and state historic rehabilitation tax credits that Ames qualified for at the time of its development. As of June 30, 2015, there has been no triggering event that would require us to accrue any potential liability related to the historic tax credit guarantee. Effective July 17, 2013, we no longer manage Ames.

Mondrian Istanbul. Due to our joint venture partner’s failure to achieve certain agreed milestones in the development of the Mondrian Istanbul hotel, in early 2014, we exercised our put option under the joint venture agreement that requires our joint venture partner to buy back our equity interests in the Mondrian Istanbul joint venture. Our rights under that joint venture agreement are secured by, among other things, a mortgage on the property. In February 2014, we issued a notice of default to our joint venture partner, as they failed to buy back our equity interests by the contractual deadline, and further notified our joint venture partner that we plan to begin foreclosure proceedings as a result of the event of default. We initiated foreclosure proceedings on March 11, 2014. Our joint venture partner, and through such joint venture partner, the joint venture itself, have objected to the foreclosure proceeding, as a result of which, the foreclosure proceeding is currently stayed.  A case for the annulment of such objection to the foreclosure proceeding was initiated on October 31, 2014 and is currently pending. Additionally, in June 2014, the joint venture purported to notify us that it had terminated the hotel management agreement. We have objected to such purported notices and intend to vigorously defend against any lawsuit that may result. In addition, we have initiated proceedings in an English court seeking payment of the put option amount against the individual shareholders behind the joint venture partner.  There are also two cases between us and the joint venture partner pending before Turkish courts relating to the representation and management of the joint venture.  On June 26, 2015, we entered into a settlement agreement with our Mondrian Istanbul joint venture partner (and related parties) which, subject to the joint venture partner securing financing, would result in a payment of $6.5 million to us in exchange for sale of our equity interest in the joint venture no later than October 1, 2015.  Under the settlement agreement, we are also entitled to an additional amount equal to 20% of the excess proceeds over $6.5 million if the land or 50% or more equity interests are subject to agreement to be sold by the joint venture partner to a third party within one year from the closing of the settlement.  The parties intend to sign a share purchase agreement as contemplated by the settlement. The settlement will terminate all legal proceedings in Turkey and the United Kingdom between the parties and we will thereafter no longer have any rights in the Mondrian Istanbul project, including the hotel management agreement, other than as set forth in the settlement agreement.

Potential Litigation. We may have potential liability in connection with certain claims by a designer for which we have accrued $13.9 million as of June 30, 2015, as discussed in note 5 of our consolidated financial statements.

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

Comparison of Cash Flows for the Six Months Ended June 30, 2015 to the Six Months Ended June 30, 2014

Operating Activities. Net cash used in operating activities was $7.2 million for the six months ended June 30, 2015 as compared to net cash used in operating activities of $3.5 million for the six months ended June 30, 2014. As a result of the TLG Equity Sale in January 2015, we no longer record income and cash flows from TLG resulting in an increase in cash used during the six months ended June 30, 2015 as compared to the same period in 2014.

Investing Activities. Net cash from investing activities amounted to $27.7 million for the six months ended June 30, 2015 as compared to net cash used in investing activities of $3.4 million for the six months ended June 30, 2014. The increase in cash from investing activities was primarily due to the TLG Equity Sale, which closed in January 2015.

Financing Activities. Net cash used in financing activities amounted to $1.0 million for the six months ended June 30, 2015 as compared to cash provided by $129.8 million for the six months ended June 30, 2014. This decrease in was primarily due to net proceeds received from the Hudson/Delano 2014 Mortgage Loan in February 2014, discussed below in “—Debt,” offset by the repayment of our Hudson 2012 Mortgage Loan, Delano Credit Facility, and debt issuance costs incurred during 2014.

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

The Hudson/Delano 2014 Mortgage Loan contains restrictions on the ability of the borrowers to incur additional debt or liens on their assets and on the transfer of direct or indirect interests in Hudson or Delano South Beach and the owners of Hudson and Delano South Beach and other affirmative and negative covenants and events of default customary for multiple asset commercial mortgage-backed securities loans. The Hudson/Delano 2014 Mortgage Loan is nonrecourse to our subsidiaries that are the borrowers under the loan, except pursuant to certain carveouts detailed therein. In addition, we have provided a customary environmental indemnity and nonrecourse carveout guaranty under which we would have liability with respect to the Hudson/Delano 2014 Mortgage Loan if certain events occur with respect to the borrowers, including voluntary bankruptcy filings, collusive involuntary bankruptcy filings, changes to the Hudson capital lease without prior written consent of the lender, violations of the restrictions on transfers, incurrence of additional debt, or encumbrances of the property of the borrowers. The nonrecourse carveout guaranty prohibits the payment of dividends on or repurchase of our common stock. As of June 30, 2015, we were in compliance with these covenants.

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

Clift. We lease Clift under a 99-year nonrecourse lease agreement expiring in 2103. The lease is accounted for as a capital lease with a liability balance of $94.6 million at June 30, 2015.

The lease agreement provides for base annual rent of approximately $6.0 million per year until October 2014 with increases each five years thereafter.  As a result of the first such increase, effective October 14, 2014, the annual rent increased to $7.6 million.  Base rent increases by a formula tied to increases in the Consumer Price Index, with a maximum increase of 20% and a minimum increase of 10% at each five-year rent increase date thereafter. The lease is nonrecourse to us. Morgans Group also entered into a limited guaranty, whereby Morgans Group agreed to guarantee losses of up to $6 million suffered by the lessors in the event of certain “bad boy” type acts. As of June 30, 2015, there has been no triggering event that would require us to accrue any potential liability related to this guarantee.

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

As discussed further in Part II, “Item 1. Legal Proceedings,” on August 5, 2013, Messrs. Sasson and Masi filed a lawsuit in the Supreme Court of the State of New York against TLG Acquisition and Morgans Group alleging, among other things, breach of contract and an event of default under the TLG Promissory Notes.  Although the TLG Promissory Notes were repaid and retired in December 2014, this lawsuit remains pending in connection with issues related primarily to the interest rates applicable to the TLG Promissory Notes.

Hudson Capital Leases. We lease two condominium units at Hudson which are reflected as capital leases with balances of $6.1 million at June 30, 2015. Currently annual lease payments total approximately $1.0 million and are subject to increases in line with inflation. The leases expire in 2096 and 2098.

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

The Restaurant Lease Note does not bear interest except in the event of default, as defined in the agreement. In accordance with ASC 470, Debt, we imputed interest on the Restaurant Lease Note, which was recorded at its fair value of $7.5 million as of the date of issuance. At June 30, 2015, the carrying amount of the Restaurant Lease Note is $5.3 million.

Joint Venture Debt. See “— Other Liquidity Matters” and “— Off-Balance Sheet Arrangements” for descriptions of joint venture debt.

Seasonality

The hospitality business is seasonal in nature. For example, our Miami hotels are generally strongest in the first quarter, whereas our New York hotels are generally strongest in the fourth quarter. Quarterly revenues also may be adversely affected by events beyond our control, such as global economic conditions, extreme weather conditions, terrorist attacks or alerts, natural disasters, airline strikes, and other considerations affecting travel.

Capital Expenditures and Reserve Funds

We are obligated to maintain reserve funds for capital expenditures at our Owned Hotels as determined pursuant to our debt or lease agreements related to such hotels. As of June 30, 2015, approximately $3.0 million was available in restricted cash reserves for future capital expenditures under these obligations related to our Owned Hotels.

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

As of June 30, 2015, we have 60 SROs remaining at Hudson, which we intend to convert into guest rooms in the future. We may incur additional costs at our Owned Hotels on targeted projects that we believe will enhance the value of our properties.

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

As of June 30, 2015, we had three interest rate caps outstanding related to the Hudson/Delano 2014 Mortgage Loan, the fair value of which was immaterial.

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

Off-Balance Sheet Arrangements

As of June 30, 2015, we had unconsolidated joint ventures that we account for using the equity method of accounting, most of which have mortgage or related debt, as described in “—Other Liquidity Matters” above. In some cases, we provide nonrecourse carve-out guarantees of joint venture debt, which guarantees are only triggered in the event of certain “bad boy” acts, and other limited liquidity or credit support, as described in “—Other Liquidity Matters” above.

For further information regarding our off-balance sheet arrangements, see note 4 to our consolidated financial statements.

Mondrian South Beach. We own a 50% interest in Mondrian South Beach, an apartment building which was converted into a condominium and hotel. Mondrian South Beach opened in December 2008, at which time we began operating the property under a 20-year management contract. We also own a 50% interest in a mezzanine financing joint venture with an affiliate of our Mondrian South Beach joint venture partner through which a total of $28.0 million in mezzanine financing was provided to the Mondrian South Beach joint venture. As of June 30, 2015, the Mondrian South Beach joint venture’s outstanding nonrecourse mortgage debt secured by the hotel was $19.4 million and mezzanine debt secured by related equity interests was $28.0 million. In addition, as of June 30, 2015 the outstanding mezzanine debt owed to the affiliates of joint venture partners was $28.0 million. In February 2015, the Mondrian South Beach joint venture exercised its option to extend the outstanding mortgage and mezzanine debt for another year until April 2016.

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

We account for this investment under the equity method of accounting.  Our recording of losses was suspended due to our investment balance reaching zero. At June 30, 2015, our investment in Mondrian South Beach was zero.

Shore Club. On December 30, 2013, Shore Club was sold to HFZ Capital Group. Phillips International, an affiliate of Shore Club’s former owner, retains an ownership stake. The new owner has publicly stated that it may convert a substantial part of the hotel to condominiums, and we could be replaced as hotel manager. To date, we have received no notice of termination of our management agreement, and intend to continue to operate the hotel pursuant to that agreement. However, no assurance can be provided that we will continue to do so in the future. As of June 30, 2015, we had only an immaterial contingent profit participation equity interest in Shore Club.

Mondrian Istanbul. In December 2011, we entered into a new 20-year hotel management agreement, with a 10-year extension option, for an approximately 114-room Mondrian-branded hotel to be located in the Old City area of Istanbul, Turkey. We contributed a total of $10.4 million in the form of equity and key money and have a 20% ownership interest in the venture owning the hotel.

Based on settlement discussions, we determined that this investment was other-than-temporarily impaired and recorded a $3.9 million impairment charge during the six months ended June 30, 2015.  As a result, our investment in Mondrian Istanbul as of June 30, 2015 was $6.5 million.  As discussed further in note 4 to our consolidated financial statements, we have reached a settlement agreement with our joint venture partner and related parties which is not effective until the settlement payment is received.

Food and Beverage Venture at Mondrian South Beach. In June 2011, we acquired the ownership interest in the food and beverage venture at Mondrian South Beach from our former joint venture partner. Our ownership interest in the food and beverage venture at Mondrian South Beach is less than 100%, and was re-evaluated in accordance with ASC 810-10. We concluded that this venture did not meet the requirements of a variable interest entity and accordingly, this investment in the joint venture is accounted for using the equity method. Our recording of losses were suspended due to the investment in this food and beverage venture being reduced to zero. At June 30, 2015, our investment in food and beverage venture at Mondrian South Beach was zero.

Other Development Stage Hotels. We have a number of additional development projects signed or under consideration, some of which may require equity or debt investments, key money or credit support from us. In addition, through certain cash flow guarantees, we may have potential future funding obligations for hotels under development.

As of the date of this report, our potential funding obligations under cash flow guarantees at operating hotels and hotels under development at the maximum amount under the applicable contracts, but excluding contracts where the maximum cannot be determined, were $5.0 million.  As of June 30, 2015, we had no key money, equity or debt-related funding obligations related to hotels under development.

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

As of June 30, 2015, our total outstanding consolidated debt, including capital lease obligations, was approximately $606.1 million, of which approximately $450.0 million, or 74.3%, was variable rate debt. At June 30, 2015, the one month LIBOR rate was 0.19%.

As of June 30, 2015, the $450.0 million of variable rate debt consisted of the outstanding balance of the Hudson/Delano 2014 Mortgage Loan. In connection with the Hudson/Delano 2014 Mortgage Loan, we maintain an interest rate cap that will cap the LIBOR rate on the debt outstanding under the Hudson/Delano 2014 Mortgage Loan at approximately 1.75% through the initial maturity date. This interest rate cap matures in February 2016. If interest rates on this $450.0 million variable rate debt increase by 1.0%, or 100 basis points, the increase in interest expense would reduce future pre-tax earnings and cash flows by approximately $4.5 million annually. The maximum annual amount the interest expense would increase on the $450.0 million of variable rate debt outstanding as of June 30, 2015 under the Hudson/Delano 2014 Mortgage Loan is $7.0 million due to our interest rate cap agreement, which would reduce future pre-tax earnings and cash flows by the same amount annually. If interest rates on this $450.0 million variable rate debt decrease by 1.0%, the decrease in interest expense would increase pre-tax earnings and cash flow by approximately $4.5 million annually.

As of June 30, 2015, our fixed rate debt, excluding our Hudson capital lease obligation, of $149.9 million consisted of the trust notes underlying our trust preferred securities, the Clift lease and the Restaurant Lease Note. The fair value of some of these debts is greater than the book value. As such, if interest rates increase by 1.0%, or 100 basis points, the fair value of our fixed rate debt at June 30, 2015, would decrease by approximately $16.4 million. If market rates of interest decrease by 1.0%, the fair value of our fixed rate debt at June 30, 2015 would increase by $20.7 million.

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and the chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 11, 2013 we moved to dismiss the lender’s complaint on the grounds that, among other things, our management agreement is not subject to foreclosure. On April 2, 2013, the lender opposed our motion to dismiss and cross-moved for summary judgment. On August 12, 2013, the court heard oral argument on both motions, as well as a third motion brought by the Company to strike an affirmation submitted by lender’s attorney. On January 27, 2014, the court granted Morgans Management’s motion to dismiss on the ground that Morgans Management was not a proper party to the foreclosure action and that a management contract does not constitute an interest in real property subject to foreclosure, and denied lender’s motion for summary judgment as moot. On March 20, 2014 the lender moved for summary judgment against the remaining defendants,  seeking foreclosure on four mortgages secured by the Mondrian SoHo hotel property. By order dated May 27, 2014, the trial court granted the motion for summary judgment to a limited extent, ordering the appointment of a referee to compute the amount but stating that a motion for summary judgment of foreclosure and sale is premature. By decision entered on July 28, 2014, the court referred the matter to a referee to ascertain and compute the amount due to the lender for principal, interest, and other disbursements and to determine whether the property should be sold in one parcel.  On August 6, 2014, the referee set a hearing on the issues for August 18, 2014, and subsequently issued her report setting the amount due on the loan ($250.5 million, plus interest accruing at a daily rate of approximately $84,000, as of August 18, 2014) and determining the property should be sold as one parcel. On September 15, 2014, the lender filed a motion to confirm the referee’s report and for judgment of foreclosure and sale, along with the Referee’s Report of Amount Due attached as an exhibit, and a proposed judgment of foreclosure and sale.  The foreclosure judgment was issued on November 25, 2014 and the foreclosure sale was held on January 7, 2015, at which GACC was the sole and winning bidder.  GACC had an agreement to assign its bid to 9 Crosby LLC, an affiliate of The Sapir Organization (“Sapir”), a New York-based real estate development and management organization.  In connection with that contract, GACC and Sapir agreed to terminate Morgans as manager of Mondrian SoHo.  The sale of the Mondrian SoHo property to Sapir closed on March 6, 2015.

On October 24, 2014, we filed suit in the Supreme Court of the State of New York seeking a declaration that the mortgage lenders to the Mondrian SoHo debt or Sapir could not remove us as hotel manager following the conclusion of the foreclosure proceedings.  On February 9, 2015, the court heard our motion for a preliminary injunction preventing the mortgage lender and/or the ultimate buyer from removing Morgans as manager of Mondrian SoHo pending resolution of the lawsuit; that motion was denied in an oral ruling that same day.  On February 27, 2015, we filed an appeal of the denial of our motion for a preliminary injunction in the Supreme Court of New York, Appellate Division, First Department.  That appeal is currently pending.

On April 24, 2015, the court ordered Morgans to vacate the premises on or before April 27, 2015.  Consistent with that order, Morgans ceased to manage Mondrian SoHo on April 27, 2015. The parties have submitted a stipulation permitting Morgans to file a second amended complaint asserting claims for damages against the lenders, Sapir, and affiliates of Sapir for breach of the hotel management agreement and related subordination agreement, as well as for tortious interference with those contracts.  Upon formal approval of the court the second amended complaint will be filed and served.   The case is currently in the discovery phase.

Litigations Regarding Delano Marrakech

In June 2013, we served the owner of Delano Marrakech with a notice of default for numerous breaches of the management agreement, including among other things, failure to pay fees and reimbursable expenses and to operate the hotel in accordance with the standards under the management agreement. On September 12, 2013, we commenced arbitration with the owner pursuant to the management agreement to recover losses and damages suffered by Morgans. We have recently entered into a settlement agreement with the hotel owner, pursuant to which we will receive $2.5 million, with $1.3 million being paid at signing and $1.2 million paid over a three-year period in quarterly payments of $0.1 million. Additionally, as stipulated by the settlement agreement, the Company is no longer obligated to fund cash flow guarantees. As a result of entry into the settlement agreement, the arbitration will be concluded upon receipt of the final order of the tribunal.

Litigation Regarding TLG Promissory Notes

On August 5, 2013, Andrew Sasson and Andy Masi filed a lawsuit in the Supreme Court of the State of New York against TLG Acquisition LLC and Morgans Group LLC relating to the $18.0 million in notes convertible into shares of our common stock at $9.50 per share subject to the achievement of certain EBITDA (earnings before interest, tax, depreciation and amortization) targets for the acquired TLG business (the “TLG Promissory Notes”), which were issued in connection with our November 2011 acquisition of 90% of the equity interests in a group of companies known as The Light Group (the “Light Group Transaction”) . See note 1 and note 7 of our consolidated financial statements regarding the background of the TLG Promissory Notes. The complaint alleged, among other things, a breach of contract and an event of default under the TLG Promissory Notes as a result of our failure to repay the TLG Promissory Notes following an alleged “Change of Control” that purportedly occurred upon the election of our current Board of Directors on June 14, 2013. The complaint sought payment of Mr. Sasson’s $16 million TLG Promissory Note and Mr. Masi’s $2 million TLG Promissory Note, plus interest compounded to principal, as well as default interest, and reasonable costs and expenses incurred in the lawsuit. We believe that a Change of Control, within the meaning of the TLG Promissory Notes, has not occurred and that no prepayments are required under the TLG Promissory Notes. On September 26, 2013, we filed a motion to dismiss the complaint in its entirety. On February 6, 2014, the court granted our motion to dismiss. On March 7, 2014, Messrs. Sasson and Masi filed a Notice of Appeal from this decision with the Appellate Division, First Department.  On April 9, 2015, the Appellate Division, First Department, reversed the trial court’s decision, denying the motion to dismiss and remanding to the trial court for further proceedings.  We filed a motion for reconsideration at the appellate court, which was denied on July 7, 2015.  We also filed our answer to the complaint with the trial court on May 11, 2015.  Although the TLG Promissory Notes were repaid and retired in December 2014, this lawsuit remains pending in connection with issues related primarily to the interest rates applicable to the TLG Promissory Notes.

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

MORGANS HOTEL GROUP CO.
/s/ RICHARD SZYMANSKI
Richard Szymanski
Chief Financial Officer (principal executive officer and principal financial officer)

August 5, 2015

Exhibit Index

Exhibit Number	Description

10.1*	Consulting Agreement, dated May 7, 2015, between Morgans Hotel Group Co. and Jonathan Langer.

31.1*	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.LAB†	XBRL Taxonomy Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.

†    Denotes a management contract or compensatory plan, contract or arrangement.