Form 10-Q
period 2015-09-30
Morgans Hotel Group Co.
filed 2015-11-05
CIK 1342126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of November 4, 2015 was 34,714,204.

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

•	the use of our available cash;
•	our business operations, including entering into new management, franchise or licensing agreements and enhancing the value of existing hotels and management agreements;
•	the status and expectations with respect to the development of new hotels;
•	the effect of new lodging supply;
•	the impact of the strong U.S. dollar and a weak global economy;
•	our ability to sell any of our owned hotels; and
•	the outcome of litigation or settlement discussions to which the Company is a party.

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

•	our ability to timely fund the renovations and capital improvements necessary to sustain the quality of the properties of Morgans Hotel Group Co. and associated brands;

•	risks associated with the acquisition, development and integration of properties and businesses;
•	the risks of conducting business through joint venture entities over which we may not have full control;
•	our ability to perform under management agreements and to resolve any disputes with owners of properties that we manage but do not wholly own;
•	potential terminations of management agreements;
•	the impact of any material litigation, claims or disputes, including labor disputes;
•	the seasonal nature of the hospitality business and other aspects of the hospitality and travel industry that are beyond our control;
•	our ability to maintain state of the art information technology systems and protect such systems from cyber-attacks;
•	our ability to comply with complex U.S. and international regulations, including regulations related to the environment, labor, food and beverage operations, and data privacy;
•	ownership of a substantial block of our common stock by a small number of investors and the ability of such investors to influence key decisions;
•	the impact of any dividend payments or accruals on our preferred securities on our cash flow and the value of our common stock;
•	the impact of any strategic plans established by our Board of Directors, including a broker-marketed monetization of our owned real estate assets;
•	the recent impact of changes to our Board of Directors; and
•	other risks discussed in our Annual Report on Form 10-K in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Result of Operations.”

Other than as required by applicable law, we are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

Morgans Hotel Group Co.

Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Property and equipment, net	$268,073	$277,825
Goodwill	54,057	54,057
Investments in and advances to unconsolidated joint ventures	100	10,492
Cash and cash equivalents	38,769	13,493
Restricted cash	15,813	13,939
Accounts receivable, net	9,788	10,475
Related party receivables	2,692	3,560
Prepaid expenses and other assets	7,658	8,493
Deferred tax asset, net	77,766	77,204
Assets held for sale	—	34,284
Other assets, net	40,050	47,422
Total assets	$514,766	$551,244
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Debt and capital lease obligations	$606,211	$605,743
Accounts payable and accrued liabilities	34,361	32,524
Accounts payable and accrued liabilities on assets held for sale	—	1,128
Deferred gain on asset sales	119,383	125,398
Other liabilities	13,866	13,866
Total liabilities	773,821	778,659
Redeemable noncontrolling interest	—	5,042
Commitments and contingencies
Preferred stock, $0.01 par value; liquidation preference $1,000 per share, 40,000,000 shares authorized; 75,000 shares issued at September 30, 2015 and December 31, 2014, respectively	69,857	66,724
Common stock, $0.01 par value; 200,000,000 shares authorized; 36,277,495 shares issued at September 30, 2015 and December 31, 2014, respectively	363	363
Additional paid-in capital	237,849	241,001
Treasury stock, at cost, 1,650,440 and 1,899,707 shares of common stock at September 30, 2015 and December 31, 2014, respectively	(18,993)	(23,279)
Accumulated other comprehensive loss	(971)	(254)
Accumulated deficit	(547,653)	(517,561)
Total Morgans Hotel Group Co. stockholders’ deficit	(259,548)	(233,006)
Noncontrolling interest	493	549
Total deficit	(259,055)	(232,457)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$514,766	$551,244

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.

Consolidated Statements of Comprehensive Loss

(in thousands, except per share data)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Revenues:	(unaudited)
Rooms	$30,352	$30,648	$87,139	$90,760
Food and beverage	17,617	18,252	58,607	61,177
Other hotel	2,033	1,195	6,256	3,665
Total hotel revenues	50,002	50,095	152,002	155,602
Management fee-related parties and other income	3,204	5,259	10,720	16,509
Total revenues	53,206	55,354	162,722	172,111
Operating Costs and Expenses:
Rooms	9,579	9,231	27,877	27,536
Food and beverage	13,247	14,102	41,652	44,251
Other departmental	1,125	800	3,344	2,369
Hotel selling, general and administrative	9,980	9,992	30,550	32,347
Property taxes, insurance and other	4,061	3,756	12,355	11,687
Total hotel operating expenses	37,992	37,881	115,778	118,190
Corporate expenses, including stock compensation of $0.5 million, $0.3 million, $1.4 million, and $3.1 million, respectively	5,247	7,126	16,194	21,027
Depreciation and amortization	5,586	6,811	16,786	21,894
Restructuring and disposal costs	1,307	1,145	3,849	12,369
Development costs	457	564	1,062	3,928
Loss on receivables from unconsolidated joint venture	—	—	550	—
Total operating costs and expenses	50,589	53,527	154,219	177,408
Operating income (loss)	2,617	1,827	8,503	(5,297)
Interest expense, net	12,090	12,984	35,872	41,917
Impairment loss and equity in income of investment in unconsolidated joint venture	(2)	(3)	3,886	(7)
Gain on asset sales	(2,005)	(2,005)	(7,799)	(6,015)
Other non-operating (income) expenses	(112)	824	3,095	1,950
Loss before income tax expense	(7,354)	(9,973)	(26,551)	(43,142)
Income tax expense	156	122	451	351
Net loss	(7,510)	(10,095)	(27,002)	(43,493)
Net loss (income) attributable to noncontrolling interest	15	(48)	42	(504)
Net loss attributable to Morgans Hotel Group Co.	(7,495)	(10,143)	(26,960)	(43,997)
Preferred stock dividends and accretion	(4,263)	(3,594)	(12,248)	(11,948)
Net loss attributable to common stockholders	$(11,758)	$(13,737)	$(39,208)	$(55,945)
Other comprehensive loss:
Unrealized gain (loss) on valuation of cap agreements, net of tax	59	(398)	76	(191)
Foreign currency translation adjustment	(279)	—	(793)
Comprehensive loss	$(11,978)	$(14,135)	$(39,925)	$(56,136)
Loss per share:
Basic and diluted attributable to common stockholders	$(0.34)	$(0.40)	$(1.14)	$(1.64)
Weighted average number of common shares outstanding:
Basic and diluted	34,618	34,267	34,500	34,047

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.

Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:	(unaudited)
Net loss	$(27,002)	$(43,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,399	14,884
Amortization of other costs	2,387	7,009
Amortization and write off of deferred financing costs	4,912	5,714
Amortization of discount on convertible notes	—	1,030
Amortization of deferred gain on asset sales	(6,015)	(6,015)
Stock-based compensation	1,430	3,096
Accretion of interest	1,566	2,383
Impairment loss and equity in income of investment in unconsolidated joint venture	3,886	(7)
Loss on receivables from unconsolidated joint venture	550	—
Gain on sale and disposal of assets	(1,790)	(280)
Change in fair value of TLG Promissory Notes	—	5
Change in value of interest rate caps	183	—
Changes in assets and liabilities:
Accounts receivable, net	136	2,642
Related party receivables	318	(117)
Restricted cash	(803)	7,189
Prepaid expenses and other assets	1,085	2,258
Accounts payable and accrued liabilities	86	(1,494)
Net cash used in operating activities	(4,672)	(5,196)
Cash flows from investing activities:
Additions to property and equipment	(4,636)	(3,949)
Deposits into capital improvement escrows, net	(1,071)	(1,279)
Distributions from unconsolidated joint ventures	6,506	6
Proceeds from asset sale, net	30,806	—
Development hotel (funding) return of investment	(250)	3,000
Net cash provided by (used in) investing activities	31,355	(2,222)
Cash flows from financing activities:
Proceeds from debt	—	450,000
Payments on debt and capital lease obligations	(1,098)	(341,542)
Debt issuance costs	—	(13,271)
Cash paid in connection with vesting of stock based awards	(309)	(797)
Distributions to holders of noncontrolling interests in consolidated subsidiaries	—	(713)
Net cash (used in) provided by financing activities	(1,407)	93,677
Net increase in cash and cash equivalents	25,276	86,259
Cash and cash equivalents, beginning of year	13,493	10,025
Cash and cash equivalents, end of year	$38,769	$96,284
Supplemental disclosure of cash flow information:
Cash paid for interest	$30,859	$34,848
Cash paid for income taxes	$1	$564
Non cash financing activities are as follows:
Write off of discount on convertible debt	$—	$726

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

The Company has one reportable operating segment.  During the nine months ended September 30, 2015 and 2014, the Company derived 6.4% and 5.5% of its total revenues from international locations, respectively. The assets at these international locations were not significant during the periods presented.

Hotels

The Company’s hotels as of September 30, 2015 were as follows:

Hotel Name	Location	Number of Rooms	Interest
Hudson	New York, NY	878	(1)
Morgans	New York, NY	117	(2)
Royalton	New York, NY	168	(2)
Delano South Beach	Miami Beach, FL	194	(3)
Mondrian South Beach	Miami Beach, FL	215	(4)
Shore Club	Miami Beach, FL	308	(5)
Mondrian Los Angeles	Los Angeles, CA	236	(2)
Clift	San Francisco, CA	372	(6)
Sanderson	London, England	150	(2)
St Martins Lane	London, England	204	(2)
Mondrian London at Sea Containers	London, England	359	(2)
Delano Las Vegas	Las Vegas, Nevada	1,117	(7)
10 Karakoy	Istanbul, Turkey	71	(8)

(1)

The Company owns 100% of Hudson through its subsidiary, Henry Hudson Holdings LLC, which is part of a property that is structured as a condominium, in which Hudson constitutes 96% of the square footage of the entire building. As of September 30, 2015, Hudson had 878 guest rooms and 60 single room dwelling units (“SROs”).

(2)	Operated under a management contract.
(3)	Wholly-owned hotel.
(4)

Operated as a condominium hotel under a management contract and owned through a 50/50 unconsolidated joint venture. As of September 30, 2015, 276 hotel residences had been sold, of which 156 are in the hotel rental pool and are included in the hotel room count, and 59 hotel residences remain to be sold. See note 4.

(5)	Operated under a management contract. As of September 30, 2015, the Company had an immaterial contingent profit participation equity interest.
(6)	The hotel is operated under a long-term lease which is accounted for as a financing. See note 6.
(7)	A licensed hotel managed by MGM.
(8)	A franchised hotel.

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

The Company has certain indemnification obligations, which generally survive for 18 months following the closing of the TLG Equity Sale; however, no amounts are held in escrow for the satisfaction of such claims.  As of September 30, 2015, the Company has accrued approximately $0.2 million in liabilities related to these indemnification obligations.

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

The estimated aggregate purchase price for the Sasson-Masi Put Options was approximately $5.0 million based on the contractual formula applied to an option exercise date of January 15, 2015.  Pursuant to the TLG Equity Sale, Hakkasan paid $3.6 million of the purchase price for the Sasson-Masi Put Options and the Company incurred and paid the remaining approximately $1.4 million.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company consolidates all wholly-owned subsidiaries and variable interest entities in which the Company is determined to be the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. Entities which the Company does not control through voting interest and entities which are variable interest entities of which the Company is not the primary beneficiary are accounted for under the equity method.

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

Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

The Hudson/Delano 2014 Mortgage Loan, defined and discussed below in note 6, provides that, in the event the debt yield ratio falls below certain defined thresholds, all cash flows from Hudson and Delano South Beach are deposited into accounts controlled by the lenders from which debt service and operating expenses, including management fees, are paid and from which other reserve accounts may be funded. Any excess amounts will be retained by the lenders until the debt yield ratio exceeds the required thresholds for two consecutive calendar quarters. As of September 30, 2015, the debt yield ratio exceeded the required threshold.

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

In December 2014, the Company’s Board of Directors approved the TLG Equity Sale, as discussed in note 1.  For the year ended December 31, 2014, the Company classified the assets and liabilities related to TLG as assets held for sale.  The Company’s assets related to TLG included its investment in the TLG management contracts, which were amortized using the straight line method, over the life of each applicable management contract prior to the Company’s reclassification of these assets to assets held for sale, goodwill, and some intangible assets.  The Company’s liabilities related to TLG were payables which were incurred in the normal course of its operation.

 Investments in and Advances to Unconsolidated Joint Ventures

The Company accounts for its investments in unconsolidated joint ventures using the equity method as it does not exercise control over significant business decisions such as buying, selling or financing nor is it the primary beneficiary under ASC 810-10, as discussed above. Under the equity method, the Company increases its investment for its proportionate share of net income and contributions to the joint venture and decreases its investment balance by recording its proportionate share of net loss and distributions. Once the Company’s investment balance in an unconsolidated joint venture is zero, the Company suspends recording additional losses. For investments in which there is recourse or unfunded commitments to provide additional equity, distributions and losses in excess of the investment are recorded as a liability. As of September 30, 2015, there were no liabilities required to be recorded related to these investments.

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

Further, as of September 30, 2015, other assets also include deferred financing costs which are being amortized, using the straight line method, which approximates the effective interest rate method, over the terms of the related debt agreements.

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

Income taxes for the three and nine months ended September 30, 2015 and 2014 were computed using the Company’s effective tax rate.

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

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the asset or liability.

Currently, the Company uses interest rate caps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. To comply with the provisions of ASC 820-10, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2015 and December 31, 2014, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. Accordingly, all derivatives have been classified as Level 2 fair value measurements. As of September 30, 2015, the Company had three interest rate caps outstanding and the fair value of these interest rate caps was zero.

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

During the nine months ended September 30, 2015, the Company recognized non-cash impairment charges of $3.9 million related to the Company’s investment in Mondrian Istanbul, which was recorded in impairment loss and equity in income of investment in unconsolidated joint venture, and a loss of $0.6 million on receivables from an unconsolidated joint venture. The Company’s estimated fair value relating to these impairment assessments was based primarily upon Level 3 measurements, including the assets’ expected cash flow, market conditions, and settlement discussions with the Company’s Mondrian Istanbul joint venture partner.

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, and fixed and variable rate debt. Management believes the carrying amount of the aforementioned financial instruments, excluding fixed-rate debt, is a reasonable estimate of fair value as of September 30, 2015 and December 31, 2014 due to the short-term maturity of these items or variable market interest rates.

The Company had fixed rate debt of $55.1 million and $55.8 million as of September 30, 2015 and December 31, 2014, respectively, which included the Company’s trust preferred securities and Restaurant Lease Note, discussed above, and excludes capital leases.  This fixed rate debt had a fair market value at September 30, 2015 and December 31, 2014 of approximately $58.8 million and $63.0 million, respectively, using market rates.

Although the Company has determined that the majority of the inputs used to value its fixed rate debt fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its fixed rate debt utilize Level 3 inputs, such as estimates of current credit spreads. However, as of September 30, 2015 and December 31, 2014, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its fixed rate debt and determined that the credit valuation adjustments are not significant to the overall valuation of its fixed rate debt. Accordingly, all derivatives have been classified as Level 2 fair value measurements.

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

The membership units in Morgans Group, the Company’s operating company, owned by the Former Parent are presented as a noncontrolling interest in Morgans Group in the consolidated balance sheets and were approximately $0.5 million and $0.5 million as of September 30, 2015 and December 31, 2014, respectively. The noncontrolling interest in Morgans Group is: (i) increased or decreased by the holders of membership interests’ pro rata share of Morgans Group’s net income or net loss, respectively; (ii) decreased by distributions; (iii) decreased by exchanges of membership units for the Company’s common stock; and (iv) adjusted to equal the net equity of Morgans Group multiplied by the holders of membership interests’ ownership percentage immediately after each issuance of units of Morgans Group and/or shares of the Company’s common stock and after each purchase of treasury stock through an adjustment to additional paid-in capital. Net income or net loss allocated to the noncontrolling interest in Morgans Group is based on the weighted-average percentage ownership throughout the period. As of September 30, 2015, there were 75,446 membership units outstanding, each of which is exchangeable for a share of the Company’s common stock.

Recent Accounting Pronouncements

In August 2015, the FASB issued ASU No. 2015-15 (“ASU 2015-15”), “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting.” ASU No. 2015-15 amends the SEC guidance to allow entities to defer and present debt issuance costs specific to line-of-credit arrangements as an asset and then subsequently amortize the deferred debt issuance costs proportionately over the term of the line-of-credit arrangement. Whether the entity borrows on the line-of-credit is irrelevant to the accounting for the debt issuance costs. ASU No. 2015-15 is effective immediately.  The Company will adopt ASU 2015-15 and related ASU No. 2015-03, “Interest – Imputation of Interest”, effective the first quarter of 2016.

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

Basic earnings (loss) per share is calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share include the effect of potential shares outstanding, including dilutive securities. Potential dilutive securities may include shares and options granted under the Company’s stock incentive plan and membership units in Morgans Group, which may be exchanged for shares of the Company’s common stock under certain circumstances. The 75,446 Morgans Group membership units (which may be converted to cash, or at the Company’s option, common stock) held by third parties as of September 30, 2015, the Yucaipa Warrants issued to the Yucaipa Investors, unvested restricted stock units, LTIP Units (as defined in note 10) and stock options have been excluded from the diluted net income (loss) per common share calculation, as there would be no effect on reported diluted net income (loss) per common share.

The table below details the components of the basic and diluted loss per share calculations (in thousands, except for per share data). The Company has not had any undistributed earnings in any calendar quarter presented. Therefore, the Company does not present earnings per share following the two-class method.

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Numerator:
Net loss	$(7,510)	$(10,095)	$(27,002)	$(43,493)
Net loss (income) attributable to noncontrolling interest	15	(48)	42	(504)
Net loss attributable to Morgans Hotel Group Co.	(7,495)	(10,143)	(26,960)	(43,997)
Less: preferred stock dividends and accretion	4,263	3,594	12,248	11,948
Net loss attributable to common stockholders	$(11,758)	$(13,737)	$(39,208)	$(55,945)
Denominator:
Weighted average basic common shares outstanding	34,618	34,267	34,500	34,047
Effect of dilutive securities	—	—	—	—
Weighted average diluted common shares outstanding	34,618	34,267	34,500	34,047
Basic and diluted loss available to common stockholders per common share	$(0.34)	$(0.40)	$(1.14)	$(1.64)

4. Investments in and Advances to Unconsolidated Joint Ventures

The Company’s investments in and advances to unconsolidated joint ventures and its equity in losses of unconsolidated joint ventures are summarized as follows (in thousands):

Investments

Entity	As of September 30, 2015	As of December 31, 2014
Mondrian Istanbul	$—	$10,392
Other	100	100
Total investments in and advances to unconsolidated joint ventures	$100	$10,492

The Company’s income from unconsolidated joint ventures was immaterial for the three and nine months ended September 30, 2015 and 2014. The Company recorded a $3.9 million impairment charge related to its investment in Mondrian Istanbul during the nine months ended September 30, 2015, discussed below.

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

In February 2015, the joint venture exercised its option to extend the outstanding mortgage and mezzanine debt until April 2016. As of September 30, 2015, the joint venture’s outstanding nonrecourse mortgage loan was $18.7 million, with interest accruing at LIBOR plus 3.8% and paid at LIBOR plus 1.5%.  The outstanding mezzanine loan was $28.0 million, with interest accruing at 4.26%. In addition, the outstanding mezzanine debt owed to affiliates of the joint venture partners was $28.0 million.

The joint venture is in the process of selling units as condominiums, subject to market conditions, and unit buyers will have the opportunity to place their units into the hotel’s rental program. As of September 30, 2015, 276 hotel residences had been sold, of which 156 are in the hotel rental pool and are included in the hotel room count, and 59 hotel residences remain to be sold. In addition to hotel management fees, the Company could also realize fees from the sale of condominium units, although there can be no assurances of any sales in the future.

The Mondrian South Beach joint venture was determined to be a variable interest entity, as during the process of refinancing the venture’s mortgage in April 2010, its equity investment at risk was considered insufficient to permit the entity to finance its own activities. Management determined that the Company is not the primary beneficiary of this variable interest entity.

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

The joint venture obtained a loan to acquire the hotel property and develop the hotel, which matured in June 2010 and was extended several times.  In November 2012, the joint venture did not meet the necessary extension options and a foreclosure judgment was issued on November 25, 2014.  The foreclosure sale was held on January 7, 2015, at which German American Capital Corporation (“GACC”), the lender, was the sole and winning bidder. GACC assigned its bid to 9 Crosby LLC, an affiliate of The Sapir Organization (“Sapir”), a New York-based real estate development and management organization.  The sale of the hotel property to Sapir closed on March 6, 2015.  As a result, effective March 6, 2015, the Company no longer held any equity interest in Mondrian SoHo. Effective April 27, 2015, the Company no longer managed Mondrian SoHo.  See note 7 for further discussion related to the settlement of legal proceedings related to Mondrian SoHo in October 2015.

Mondrian Istanbul

In December 2011, the Company entered into a hotel management agreement for an approximately 114-room Mondrian-branded hotel to be located in the Old City area of Istanbul, Turkey. In December 2011 and January 2012, the Company contributed an aggregate of $10.3 million in the form of equity and key money and has a 20% ownership interest in the joint venture owning the hotel.

Due to the Company’s joint venture partner’s failure to achieve certain agreed milestones in the development of the Mondrian Istanbul hotel, in early 2014, the Company exercised its put option under the joint venture agreement that would have required the Company’s joint venture partner to buy back the Company’s equity interests in the Mondrian Istanbul joint venture. On June 26, 2015, the Company and its Mondrian Istanbul joint venture partner (and related parties) entered into a settlement agreement.  Pursuant to the settlement agreement, in September 2015, the Company received $6.5 million in exchange for the Company’s equity interest in the joint venture.  Under the settlement agreement, the Company is also entitled to an additional amount equal to 20% of the excess proceeds over $6.5 million if the land or 50% or more equity interests are subject to agreement to be sold by the joint venture partner to a third party within one year from the closing of the settlement. The settlement terminated all legal proceedings in Turkey and the United Kingdom between the parties.

During the second quarter of 2015, as a result of settlement discussions, the Company determined that this investment was other-than-temporarily impaired and recorded a $3.9 million impairment charge during the nine months ended September 30, 2015.

5. Other Liabilities

As of September 30, 2015 and December 31, 2014, other liabilities included $13.9 million related to a designer fee claim. The Former Parent had an exclusive service agreement with a hotel designer, pursuant to which the designer has made various claims related to the agreement. Although the Company is not a party to the agreement, it may have certain contractual obligations or liabilities to the Former Parent in connection with the agreement. According to the agreement, the designer was owed a base fee for each designed hotel, plus 1% of gross revenues, as defined in the agreement, for a 10-year period from the opening of each hotel. In addition, the agreement also called for the designer to design a minimum number of projects for which the designer would be paid a minimum fee. A liability amount of $13.9 million has been estimated and recorded in these consolidated financial statements before considering any defenses and/or counter-claims that may be available to the Company or the Former Parent in connection with any claim brought by the designer. The estimated costs of the design services were capitalized as a component of the applicable hotel and amortized over the five-year estimated life of the related design elements.

6. Debt and Capital Lease Obligations

Debt and capital lease obligations consists of the following (in thousands):

Description	As of September 30, 2015	As of December 31, 2014	Interest rate at September 30, 2015
Hudson/Delano Mortgage (a)	$450,000	$450,000	5.85% (LIBOR + 5.65%)
Clift debt (b)	94,984	93,829	9.60%
Liability to subsidiary trust (c)	50,100	50,100	8.68%
Restaurant Lease Note (d)	5,022	5,709	(d)
Capital lease obligations (e)	6,105	6,105	(e)
Debt and capital lease obligation	$606,211	$605,743

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

The net proceeds from the Hudson/Delano 2014 Mortgage Loan were applied to (1) repay $180.0 million of outstanding mortgage debt under the prior mortgage loan secured by Hudson (the “Hudson 2012 Mortgage Loan”), (2) repay $37.0 million of indebtedness under the Company’s $100.0 million senior secured revolving credit facility secured by Delano South Beach (the “Delano Credit Facility”), (3) provide cash collateral for reimbursement obligations with respect to a $10.0 million letter of credit under the Delano Credit Facility which was returned to the Company in June 2014, and (4) fund reserves required under the Hudson/Delano 2014 Mortgage Loan, with the remainder available for general corporate purposes and working capital, including repayment of the Company’s 2.375% Senior Subordinated Convertible Notes (the “Convertible Notes”) that matured and were repaid in full in October 2014 and the TLG Promissory Notes.

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

The Hudson/Delano 2014 Mortgage Loan may be prepaid at any time, in whole or in part. The prepayment penalty expired as of August 9, 2015.

The Hudson/Delano 2014 Mortgage Loan is assumable under certain conditions, and provides that either one of the encumbered hotels may be sold, subject to prepayment of the Hudson/Delano 2014 Mortgage Loan at a specified release price and satisfaction of certain other conditions.

The Hudson/Delano 2014 Mortgage Loan contains restrictions on the ability of the borrowers to incur additional debt or liens on their assets and on the transfer of direct or indirect interests in Hudson or Delano South Beach and the owners of Hudson and Delano South Beach and other affirmative and negative covenants and events of default customary for multiple asset commercial mortgage-backed securities loans. The Hudson/Delano 2014 Mortgage Loan is nonrecourse to the Company’s subsidiaries that are the borrowers under the loan, except pursuant to certain carveouts detailed therein. In addition, the Company has provided a customary environmental indemnity and nonrecourse carveout guaranty under which it would have liability with respect to the Hudson/Delano 2014 Mortgage Loan if certain events occur with respect to the borrowers, including voluntary bankruptcy filings, collusive involuntary bankruptcy filings, changes to the Hudson capital lease without prior written consent of the lender, violations of the restrictions on transfers, incurrence of additional debt, or encumbrances of the property of the borrowers. The nonrecourse carveout guaranty prohibits the payment of dividends on or repurchase of the Company’s common stock. As of September 30, 2015, the Company was in compliance with these covenants.

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

Morgans Group also entered into an agreement, dated September 17, 2010, whereby Morgans Group agreed to guarantee losses of up to $6.0 million suffered by the lessors in the event of certain “bad boy” type acts. As of September 30, 2015, there had been no triggering event that would require the Company to recognize a liability related to this guarantee.

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

(d) Restaurant Lease Note

As discussed in note 2, in August 2012, the Company acquired the leasehold interests in three food and beverage venues at Mandalay Bay from an existing tenant for $15.0 million in cash at closing and the issuance of a principal-only $10.6 million Restaurant Lease Note to be paid over seven years. The Restaurant Lease Note does not bear interest except in the event of default, as defined in the agreement. In accordance with ASC 470, Debt, the Company imputed interest on the Restaurant Lease Note, which was recorded at its fair value of $7.5 million as of the date of issuance. At September 30, 2015, the carrying amount of the Restaurant Lease Note was $5.0 million.

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

The Company has allocated both lease payments between the land and building based on their estimated fair values. The portion of the payments allocated to the building has been capitalized at the present value of the future minimum lease payments. The portion of the payments allocable to the land is treated as operating lease payments. The imputed interest rate on both of these leases is 8%, which is based on the Company’s incremental borrowing rate at the time the lease agreement was executed. The capital lease obligations related to the units amounted to approximately $6.1 million as of September 30, 2015 and December 31, 2014. Substantially all of the principal payments on the capital lease obligations are due at the end of the lease agreements.

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

7. Commitments and Contingencies

Hotel Development Related Commitments

In order to obtain long-term management, franchise and license contracts, the Company may commit to contribute capital in various forms on hotel development projects. These include equity investments, key money, and cash flow guarantees to hotel owners. The cash flow guarantees generally have a stated maximum amount of funding and a defined term. The terms of the cash flow guarantees to hotel owners generally require the Company to fund if the hotels do not attain specified levels of operating profit. Cash flow guarantees to hotel owners may be recoverable as loans repayable to the Company out of future hotel cash flows and/or proceeds from the sale of hotels. As of September 30, 2015, the Company’s potential funding obligations under cash flow guarantees at hotels under development at the maximum amount under the applicable contracts, but excluding contracts where the maximum amount cannot be determined, was $5.0 million.

The Company has signed management, license or franchise agreements for new hotels which are in various stages of development. As of September 30, 2015, these included the following:

	Expected Room Count	Anticipated Opening	Initial Term
Hotels Currently Under Construction or Renovation:
Mondrian Doha	270	2016	30 years
Delano Dubai	110	2017	20 years
Other Signed Agreements:
Mondrian Dubai	235		15 years
Delano Aegean Sea	150		20 years
Delano Cartagena	211		20 years

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

The Company’s hotel management agreements for Royalton and Morgans contain cash flow guarantee performance tests that stipulate certain minimum levels of operating performance. These performance test provisions give the Company the option to fund a shortfall in operating performance limited to the Company’s earned base fees. If the Company chooses not to fund the shortfall, the hotel owner has the option to terminate the management agreement. Historically, the Company has funded the shortfall and as of September 30, 2015, approximately $0.7 million was accrued as a reduction to management fees related to these performance test provisions.  Until 2016 and so long as the Company funds the shortfalls, the hotel owners do not have the right to terminate the Company as hotel manager. The Company’s maximum potential amount of future fundings related to the Royalton and Morgans performance guarantee cannot be determined as of September 30, 2015, but under the hotel management agreements is limited to the Company’s base fees earned.

Additionally, the Company is currently subject to performance tests under certain other of its hotel management agreements, which could result in early termination of the Company’s hotel management agreements.  As of September 30, 2015, the Company is in compliance with these termination performance tests and is not exercising any contractual cure rights.  Generally, the performance tests are two part tests based on achievement of budget or cash flow and revenue per available room indices.  In addition, once the performance test period begins, which is generally multiple years after a hotel opens, each of these performance tests must fail for two or more consecutive years and the Company has the right to cure any performance failures, subject to certain limitations.

Operating Joint Venture Hotels Commitments and Guarantees

The following details obligations the Company has or may have related to its operating and former joint venture hotels as of September 30, 2015.

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

The Company and affiliates of its joint venture partner also have each agreed to purchase approximately $14.0 million of condominium units under certain conditions, including an event of default. In the event of a default under the lender’s mortgage or mezzanine loan, the joint venture partners are each obligated to purchase selected condominium units, at agreed-upon sales prices, having aggregate sales prices equal to 1/2 of the lesser of $28.0 million, which is the face amount outstanding on the lender’s mezzanine loan, or the then outstanding principal balance of the lender’s mezzanine loan. The joint venture is not currently in an event of default under the mortgage or mezzanine loan. As of September 30, 2015, there had been no triggering event that would require the Company to recognize a liability related to the construction completion or the condominium purchase guarantees.

Ames. On April 26, 2013, the joint venture closed on a new loan agreement with the mortgage lenders that provided for a reduction of the mortgage debt and an extension of maturity in return for a cash paydown. The Company did not contribute to the cash paydown and instead entered into an agreement with its joint venture partner pursuant to which, among other things, (1) the Company assigned its equity interests in the joint venture to its joint venture partner, (2) the Company agreed to give its joint venture partner the right to terminate its management agreement upon 60 days’ prior notice in return for an aggregate payment of $1.8 million, and (3) a creditworthy affiliate of the Company’s joint venture partner has assumed all or a portion of the Company’s potential liability with respect to historic tax credit guarantees, with the Company’s liability for any tax credit guarantees capped, in any event, at $3.0 million in the aggregate. The potential liability for historic tax credit guarantees relates to approximately $16.9 million of federal and state historic rehabilitation tax credits that Ames qualified for at the time of its development. As of September 30, 2015, there had been no triggering event that would require the Company to accrue any potential liability related to the historic tax credit guarantee.

Litigation Regarding Mondrian SoHo

On January 16, 2013, German American Capital Corporation (“GACC” or the “lender”), the lender for the mortgage loans on the Mondrian SoHo property, filed a complaint in the Supreme Court of the State of New York, County of New York against Sochin Downtown Realty, LLC, the joint venture that then owned Mondrian SoHo (“Sochin JV”), Morgans Hotel Group Management, LLC (“Morgans Management”), the then manager for the hotel, Morgans Group, Happy Bar LLC and MGMT LLC, seeking foreclosure including, among other things, the sale of the mortgaged property free and clear of the management agreement, entered into between Sochin JV and Morgans Management on June 27, 2007, as amended on July 30, 2010. According to the complaint, Sochin JV defaulted by failing to repay the approximately $217.0 million outstanding on the loans when they became due on November 15, 2012. Cape Advisors Inc. indirectly owned 80% of the equity interest in Sochin JV and Morgans Group indirectly owned the remaining 20% equity interest.

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

On October 24, 2014, the Company filed suit in the Supreme Court of the State of New York seeking a declaration that the mortgage lenders to the Mondrian SoHo debt or Sapir could not remove it as hotel manager following the conclusion of the foreclosure proceedings.   On October 2, 2015, the Company entered into a settlement agreement in connection with this litigation with the mortgage lenders to the Mondrian SoHo debt and the current owner of the hotel formerly known as Mondrian SoHo.  Pursuant to the settlement agreement, the Company received a $10.0 million payment on October 2, 2015.  The settlement agreement resolves all outstanding litigation related to Mondrian SoHo.

Litigation Regarding Delano Marrakech

In June 2013, the Company served the owner of Delano Marrakech with a notice of default for numerous breaches of the management agreement, including, among other things, failure to pay fees and reimbursable expenses and to operate the hotel in accordance with the standards under the management agreement. On September 12, 2013, the Company commenced arbitration with the owner pursuant to the management agreement to recover losses and damages suffered by the Company.  In August 2015, the Company and the hotel owner executed a settlement agreement, pursuant to which the Company will receive a total of $2.5 million, with $1.3 million paid at signing in August 2015, and $1.2 million paid over a three-year period in quarterly payments of $0.1 million. Additionally, as stipulated by the settlement agreement, the Company is no longer obligated to fund cash flow guarantees.  As a result of entry into the settlement agreement, in September 2015, the parties received the final award of the tribunal, which concluded the arbitration associated with this matter.

Litigation Regarding TLG Promissory Notes

On August 5, 2013, Messrs. Andrew Sasson and Andy Masi filed a lawsuit in the Supreme Court of the State of New York against TLG Acquisition LLC and Morgans Group LLC relating to the $18.0 million TLG Promissory Notes. See note 1 and note 7 regarding the background of the TLG Promissory Notes. The complaint alleged, among other things, a breach of contract and an event of default under the TLG Promissory Notes as a result of the Company’s failure to repay the TLG Promissory Notes following an alleged “Change of Control” that purportedly occurred upon the election of the Company’s current Board of Directors on June 14, 2013. The complaint sought payment of Mr. Sasson’s $16.0 million TLG Promissory Note and Mr. Masi’s $2.0 million TLG Promissory Note, plus interest compounded to principal, as well as default interest, and reasonable costs and expenses incurred in the lawsuit. On September 26, 2013, the Company filed a motion to dismiss the complaint in its entirety. On February 6, 2014, the court granted the Company’s motion to dismiss. On March 7, 2014, Messrs. Sasson and Masi filed a Notice of Appeal from this decision with the Appellate Division, First Department.  On April 9, 2015, the Appellate Division, First Department, reversed the trial court’s decision, denying the motion to dismiss and remanding to the trial court for further proceedings.  The Company filed a motion for reconsideration at the appellate court, which was denied on July 7, 2015.  The Company filed its answer to the complaint with the trial court on May 11, 2015.  On August 27, 2015, Messrs. Sasson and Masi filed a motion for partial summary judgment with the trial court and the Company filed its opposition to that motion on October 12, 2015.  Although the TLG Promissory Notes were repaid and retired in December 2014, this lawsuit remains pending in connection with issues related primarily to the interest rates applicable to the TLG Promissory Notes.

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

8. Omnibus Stock Incentive Plan

On February 9, 2006, the Board of Directors of the Company adopted the Morgans Hotel Group Co. 2006 Omnibus Stock Incentive Plan. Subsequently and on several occasions, the Company’s Board of Directors adopted, and stockholders approved, amendments to the Omnibus Stock Incentive Plan (the “Stock Plan”), namely to increase the number of shares reserved for issuance under the plan. As of June 30, 2015, the Stock Plan had 14,610,000 shares reserved for issuance.

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

On July 1, 2015, the Company issued an aggregate of 28,068 RSUs, which vested immediately, to Jonathan A. Langer, pursuant to terms of a consulting agreement between the Company and Mr. Langer, discussed further in note 10.  The estimated fair value of the RSUs granted was based on the closing price of the Company’s common stock on the grant date.

The Company has granted, or may grant, RSUs to certain executives, employees or non-employee directors as part of future annual equity grants or to newly hired or promoted employees from time to time.

A summary of stock-based incentive awards as of September 30, 2015 is as follows (in units, or shares, as applicable):

	Restricted Stock Units	LTIP Units	Stock Options
Outstanding as of January 1, 2015	335,672	941,157	1,124,740
Granted during 2015	191,086	—	—
Distributed/exercised during 2015	(263,054)	(27,734)	—
Forfeited or cancelled during 2015	(26,582)	—	(876,425)
Outstanding as of September 30, 2015	237,122	913,423	248,315
Vested as of September 30, 2015	1,746	913,423	248,315

Total stock compensation expense, which is included in corporate expenses on the accompanying consolidated statements of comprehensive loss, was $0.5 million, $0.3 million, $1.4 million, and $3.1 million for the three and nine months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015 and December 31, 2014, there were approximately $1.1 million and $1.4 million, respectively, of total unrecognized compensation costs related to unvested share awards. As of September 30, 2015, the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 0.8 years.

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

The Series A preferred securities had an 8% dividend rate through October 15, 2014 and have a 10% dividend rate until October 15, 2016 and a 20% dividend rate thereafter. The Company has the option to accrue any and all dividend payments. The cumulative unpaid dividends have a dividend rate equal to the dividend rate on the Series A preferred securities. As of September 30, 2015, the Company had undeclared and unpaid dividends of approximately $52.4 million. The Company has the option to redeem any or all of the Series A preferred securities at par at any time. The Series A preferred securities have limited voting rights and only vote on the authorization to issue senior preferred securities, amendments to their certificate of designations and amendments to the Company’s charter that adversely affect the Series A preferred securities.

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

The initial carrying value of the Series A preferred securities was recorded at its net present value less costs to issue on the date of issuance. The carrying value will be periodically adjusted for accretion of the discount. As of September 30, 2015, the value of the preferred securities was $69.9 million, which includes cumulative accretion of $21.8 million.

10. Related Party Transactions

The Company earned management fees, chain services reimbursements and fees for certain technical services and has receivables from hotels owned by unconsolidated joint ventures. These fees totaled approximately $0.4 million and $2.4 million for the three months ended September 30, 2015 and 2014, respectively, and $1.9 million and $3.4 million for the nine months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015 and December 31, 2014, the Company had receivables from these affiliates of approximately $2.7 million and $3.6 million, respectively, which are included in related party receivables on the accompanying consolidated balance sheets.

On May 7, 2015, the Company entered into a Consulting Agreement with Jonathan Langer, then a member of the Company’s Board of Directors, pursuant to which Mr. Langer was to provide consulting services to the Company, at the direction of the Board of Directors, in connection with the Company’s previously announced strategic alternatives process, as well as on-going financial and operating consulting services to the Company. Effective immediately upon the entering of the Consulting Agreement, Mr. Langer resigned from the Board of Directors.  The members of the Audit Committee, together with a majority of the Board of Directors (excluding Mr. Langer), voted to approve the Consulting Agreement pursuant to the Company’s Related Persons Transaction Policy and Procedures.

Under the terms of the Consulting Agreement, in consideration of the services Mr. Langer provided to the Company over the course of the prior year beyond his duties as a director, in May 2015, the Company paid Mr. Langer a one-time fee of $500,000, of which $250,000 was paid in cash and $250,000 was paid in common stock of the Company under the Stock Plan, which fully vested on the date of grant.   Additionally, in July 2015, the Company paid Mr. Langer a quarterly consulting fee for the period from April 1, 2015 through June 30, 2015 totaling $375,000, of which $187,500 was paid in cash and $187,500 was paid in common stock of the Company under the Stock Plan, which fully vested on the date of grant.

Effective September 15, 2015, Mr. Langer’s Consulting Agreement was terminated.  In consideration of services rendered by Mr. Langer from July 1, 2015 through September 15, 2015, on October 6, 2015, the Company paid Mr. Langer a final payment amount of $550,000, of which $275,000 was paid in cash and $275,000 was paid in common stock of the Company under the Stock Plan, which fully vested on the date of grant.

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

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Restructuring costs	$1,427	$1,113	$1,932	$4,208
Severance costs	(120)	29	1,923	8,395
Loss (gain) on asset disposal	—	3	(6)	(234)
	$1,307	$1,145	$3,849	$12,369

As a result of the Termination Plan, which constituted a plan of termination under ASC 420, Exit or Disposal Cost Obligations, the Company recorded a charge of approximately $7.1 million in the first quarter of 2014 related to the cost of one-time termination benefits which have been paid in cash, and are included in ‘Severance costs’ for the nine months ended September 30, 2014 in the above table.

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

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Transaction costs	$296	$259	$629	$2,839
Internal development payroll and other	161	298	433	647
Pre-opening expenses	—	7	—	442
	$457	$564	$1,062	$3,928

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

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Settlement income	$(1,300)	$—	$(1,300)	$—
Litigation costs	750	848	3,418	1,940
Other	438	(24)	977	10
	$(112)	$824	$3,095	$1,950

As discussed further in note 7, in August 2015, the Company executed a settlement agreement with owner of Delano Marrakech pursuant to which the Company is to receive $2.5 million, of which $1.3 million was paid at signing and included above in ‘Settlement income’ for the three and nine months ended September 30, 2015.  The Company will recognize the remaining $1.2 million settlement income as it is received.

13. Gain on Asset Sales

Deferred Gain

In 2011, the Company sold Mondrian Los Angeles, Royalton, Morgans, and its 50% equity interest in the joint venture that owned Sanderson and St Martins Lane. The Company continues to operate all of these hotels under long-term management agreements.

In accordance with ASC 360-20, Property, Plant and Equipment, Real Estate Sales, the Company evaluated its accounting for the gain on sales of these assets, noting that the Company continues to have significant continuing involvement in the hotels as a result of long-term management agreements and shares in risks and rewards of ownership. Accordingly, the Company recorded deferred gains of approximately $152.4 million related to the sales of Royalton, Morgans, Mondrian Los Angeles, and the Company’s equity interests in Sanderson and St Martins Lane, which are deferred and recognized as a gain on asset sales over the initial term of the related management agreements. Gain on asset sales were $2.0 million, $2.0 million, $6.0 million, and $6.0 million for the three and nine months ended September 30, 2015 and 2014, respectively.

Gain on Sale of TLG Equity Interest

On January 23, 2015, the Company completed the TLG Equity Sale, as discussed in note 1, and received proceeds of $32.8 million, net of closing costs.  In accordance with ASC 360-20, the Company recognized the full gain of $1.8 million on the sale of its interest in TLG during the nine months ended September 30, 2015.

14. Assets Held for Sale

In December 2014, the Company’s Board of Directors approved the TLG Equity Sale which included the sale of the Company’s ownership interests in TLG to Hakkasan, as discussed in note 1.

The following sets forth TLG’s operations for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Management fees	$—	$2,632	$351	$8,246
Corporate expenses	—	(1,970)	(252)	(2,792)
Interest expense	—	(378)	—	(1,129)
Depreciation and amortization expense	—	(1,469)	(6)	(4,401)
Other non operating expenses	—	—	—	(5)
Net loss attributable to noncontrolling interest	—	(73)	(13)	(602)
Gain on asset sale	—	—	1,784	—
(Loss) income from TLG	$—	$(1,258)	$1,864	$(683)

15. Subsequent Event

On November 4, 2015, the Company’s Board of Directors announced that it is executing on a new strategic plan to create long-term value for the Company and its stockholders, and is in the process of engaging a new President and Chief Executive Officer.  Pursuant to the strategic plan, the Company will initiate a broker-marketed monetization of Hudson and Delano South Beach.

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

The historical financial data presented herein is for:

•

our three owned hotels, consisting, as of September 30, 2015, of Hudson in New York, Delano South Beach in Miami Beach, and Clift in San Francisco (which we lease under a long-term lease that is treated as a financing) (collectively, our “Owned Hotels”), comprising approximately 1,450 rooms, and the food and beverage operations located at these hotels;

•

our owned F&B operations, consisting, as of September 30, 2015, of leasehold interests in the food and beverage operations located at Sanderson, in London, and Mandalay Bay in Las Vegas (collectively, our “Owned F&B Operations”);

•

our joint venture hotel, consisting, as of September 30, 2015, of Mondrian South Beach in Miami Beach, comprising approximately 215 rooms (our “Joint Venture Hotel”), and our investment in certain unconsolidated food and beverage operations at Mondrian South Beach (“F&B Venture”);

•

our seven managed hotels, consisting, as of September 30, 2015, of Royalton and Morgans in New York, Shore Club in Miami Beach, Mondrian in Los Angeles, Sanderson, St Martins Lane, and Mondrian London in London, (collectively our “Managed Hotels”), comprising approximately 1,540 rooms;

•	our licensed hotel, consisting as of September 30, 2015, Delano Las Vegas, comprising 1,117 rooms, and our franchised hotel, 10 Karaköy, in Istanbul, comprising 71 rooms; and
•	our investments in certain hotels under development and other proposed properties.

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

Certain of our hotel management agreements and franchise or license agreements contain performance tests that stipulate certain minimum levels of operating performance, which could result in early termination of our hotel management, license or franchise agreements, once the performance test period begins, which is generally multiple years after a hotel opens. As of September 30, 2015, we were in compliance with these termination performance tests and are not exercising any contractual cure rights.  We may disagree with hotel owners on how the performance criteria are calculated or whether they have been met. In addition, some courts have applied principles of agency law and related fiduciary standards to managers of third-party hotel properties (or have interpreted hotel management agreements as “personal services contracts”). This means, among other things, that property owners may assert the right to terminate management agreements even where the agreements provide otherwise, and some courts have upheld such assertions regarding management agreements and may do so in the future.

Several of our hotels are also subject to mortgage and mezzanine debt, and in some instances our management, franchise or license fee is subordinated to the debt. Some of our management agreements also may be terminated by the lenders upon foreclosure or certain other related events. With some of our existing management, franchise and license agreements we have negotiated, and with all of our new management, franchise and license agreements for hotels under development we attempt to negotiate, non-disturbance agreements or similar protections with the mortgage lender, or to require that such agreements be entered into upon securing of financing, in order to protect our agreements in the event of foreclosure. However, we are not always successful in imposing these requirements, and some of our new development projects and existing hotels do not have non-disturbance or similar protections, which may make the related agreements subject to termination by the lenders on foreclosure or certain other related events. Even if we have such non-disturbance protections in place, they may be subject to conditions and may be difficult or costly to enforce in a foreclosure situation.

We may also terminate hotel management, franchise or license agreements as circumstances require or as we deem appropriate.

Joint Ventures and Non-Wholly Owned Entities. We own partial interests in the Joint Venture Hotel. We account for these investments using the equity method as we believe we do not exercise control over significant asset decisions such as buying, selling or financing nor are we the primary beneficiary of the entities. Under the equity method, we increase our investment in unconsolidated joint ventures for our proportionate share of net income and contributions and decrease our investment balance for our proportionate share of net losses and distributions. Once our investment balance in an unconsolidated joint venture is zero, we suspend recording additional losses.

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

•

Other hotel revenue. Other hotel revenue, which consists of ancillary revenue such as telephone, internet, parking, spa, resort fees, facilities fees, entertainment and other guest services, is principally driven by hotel occupancy.

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

•

Other departmental expense. Occupancy is the major driver of other departmental expense, which includes telephone, internet, parking, spa, resort fees, facilities fees, entertainment and other expenses related to the generation of other hotel revenue.

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

•

Development costs include transaction costs related to the acquisition or termination of projects, internal development payroll and other costs and pre-opening expenses incurred related to new concepts at existing hotels and the development of new hotels, and the write-off of abandoned development projects previously capitalized.

•	Loss on receivables from unconsolidated joint venture represents the write down of receivables deemed uncollectible from an unconsolidated joint venture.

Other Items. Other expenses we incur include:

•	Interest expense, net. Interest expense, net includes interest on our debt and amortization of financing costs and is presented net of interest income and interest capitalized.
•

Impairment loss and equity in (income) loss of unconsolidated joint ventures. Impairment loss and equity in (income) loss of unconsolidated joint ventures includes impairment losses recorded on our investments in unconsolidated joint ventures and our share of the net profits and losses of our Joint Venture Hotel, our F&B Venture and our investments in hotels under development in which we have an equity interest. Further, we review our Joint Venture Hotel and F&B Venture for other-than-temporary declines in market value. In this analysis of fair value, we use discounted cash flow analysis to estimate the fair value of our investment taking into account expected cash flow from operations, holding period and net proceeds from the dispositions of the property. Any decline that is not expected to be recovered is considered other-than-temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. We review our investment in unconsolidated joint ventures for other-than-temporary impairment when triggering events occur.  This may include an assessment of the recoverability of such investments as measured by a comparison of the carrying amount of an investment in a development hotel to future net cash flows expected to be generated by the investment.

•

Gain on asset sales. We recorded deferred gains related to the sales of Royalton, Morgans, Mondrian Los Angeles, and our ownership interests in Sanderson and St Martins Lane, as discussed in note 13 of our consolidated financial statements. As we have significant continuing involvement with these hotels through long-term management agreements, the gains on sales are deferred and recognized over the initial term of the related management agreement. Additionally, we recorded a gain during the nine months ended September 30, 2015 related to the TLG Equity Sale which was recognized immediately through earnings, as discussed in note 13 of our consolidated financial statements.

•

Other non-operating expenses include costs associated with discontinued operations and previously owned hotels, both consolidated and unconsolidated, transaction costs related to business acquisitions, changes in the fair value of certain debt and equity instruments, miscellaneous litigation and settlement costs and other expenses that relate to our financing and investing activities.

•

Income tax expense (benefit). All of our foreign subsidiaries are subject to local jurisdiction corporate income taxes. Income tax expense is reported at the applicable rate for the periods presented. We are subject to Federal and state income taxes. Income taxes for the three and nine months ended September 30, 2015 and 2014 were computed using our calculated effective tax rate. We also recorded net deferred taxes related to cumulative differences in the basis recorded for certain assets and liabilities. We established a reserve on the deferred tax assets based on the ability to utilize net operating loss carryforwards.

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

RevPAR at System-Wide Comparable Hotels, all of which are located in the United States and which includes all Morgans Hotel Group branded hotels operated by us, except for hotels added or under major renovation during the current period or the prior year period, development projects and hotels no longer managed by us, decreased by 1.2% in the third quarter of 2015 as compared to the same period in 2014, due to a 2.5% decrease in average daily rate (“ADR”), partially offset by a 1.3% increase in occupancy.

RevPAR from System-Wide Comparable Hotels in New York decreased 3.9% for the quarter ended September 30, 2015 as compared to the same period in 2014, due to a 4.3% decrease in ADR slightly offset by a 0.4% increase in occupancy.  RevPAR at Hudson decreased 4.6% during the third quarter of 2015 as compared to the same period in 2014, driven primarily by a 5.4% ADR decrease.

RevPAR from System-Wide Comparable Hotels in Miami decreased 3.6% in the third quarter of 2015 as compared to the third quarter of 2014.  Delano South Beach experienced a RevPAR decrease of 4.5% during the third quarter of 2015 as compared to the same period in 2014, driven by a 12.9% decline in ADR partially offset by a 9.7% increase in occupancy.

Our System-Wide Comparable Hotels on the West Coast generated 4.7% RevPAR growth in the third quarter of 2015 as compared to 2014, driven by Clift, which experienced a 6.4% RevPAR increase quarter over quarter.

Our managed hotels in London are non-comparable between 2015 and 2014 due to major renovations at Sanderson and St Martins Lane in 2014 and 2015, which are now complete, as well as the opening of Mondrian London on September 30, 2014. For the three months ended September 30, 2015, Sanderson and St Martins Lane generated RevPAR growth of 19.5% (in constant dollars) in the third quarter of 2015 as compared to 2014.

Recent Developments.

Shore Club Termination.  In August 2015, we received a notification of termination of our management agreement for Shore Club from the hotel’s owners.  The termination of our management agreement is estimated to be effective on or around April 15, 2016.  We will continue to manage Shore Club in accordance with the terms of the management agreement until the termination date becomes effective.  Upon termination, we expect to receive a termination fee of approximately 3 times our 2015 base management fee.

New Strategic Plan and Board of Director Changes. On November 4, 2015, our Board of Directors announced that it is executing on a new strategic plan and is in the process of engaging a new President and Chief Executive Officer.  Pursuant to the strategic plan, we will initiate a broker-marketed monetization of Hudson and Delano South Beach.  We also announced that Messrs. Michael E. Olshan and Adam Stein have been appointed to our Board of Directors, with terms expiring at our 2016 annual shareholder meeting of stockholders, and Messrs. Martin Edelman and John Brecker have resigned.

Comparison of Three Months Ended September 30, 2015 to Three Months Ended September 30, 2014

The following table presents our operating results for the three months ended September 30, 2015 and 2014, including the amount and percentage change in these results between the two periods. The consolidated operating results are as follows:

	Three Months Ended
	September 30, 2015	September 30, 2014	Changes ($)	Changes (%)
	(Dollars in thousands)
Revenues:
Rooms	$30,352	$30,648	$(296)	(1.0)%
Food and beverage	17,617	18,252	(635)	(3.5)%
Other hotel	2,033	1,195	838	70.1%
Total hotel revenues	50,002	50,095	(93)	(0.2)%
Management fee-related parties and other income	3,204	5,259	(2,055)	(39.1)%
Total revenues	53,206	55,354	(2,148)	(3.9)%
Operating Costs and Expenses:
Rooms	9,579	9,231	348	3.8%
Food and beverage	13,247	14,102	(855)	(6.1)%
Other departmental	1,125	800	325	40.6%
Hotel selling, general and administrative	9,980	9,992	(12)	(0.1)%
Property taxes, insurance and other	4,061	3,756	305	8.1%
Total hotel operating expenses	37,992	37,881	111	0.3%
Corporate expenses, including stock compensation	5,247	7,126	(1,879)	(26.4)%
Depreciation and amortization	5,586	6,811	(1,225)	(18.0)%
Restructuring and disposal costs	1,307	1,145	162	14.1%
Development costs	457	564	(107)	(19.0)%
Total operating costs and expenses	50,589	53,527	(2,938)	(5.5)%
Operating income	2,617	1,827	790	43.2%
Interest expense, net	12,090	12,984	(894)	(6.9)%
Impairment loss and equity in income of investment in unconsolidated joint venture	(2)	(3)	1	(33.3)%
Gain on asset sales	(2,005)	(2,005)	—	—
Other non-operating (income) expense	(112)	824	(936)	(113.6)%
Loss before income tax expense	(7,354)	(9,973)	2,619	(26.3)%
Income tax expense	156	122	34	27.9%
Net loss	(7,510)	(10,095)	2,585	(25.6)%
Net loss (income) attributable to non controlling interest	15	(48)	63	(131.3)%
Net loss attributable to Morgans Hotel Group Co.	(7,495)	(10,143)	2,648	(26.1)%
Preferred stock dividends and accretion	(4,263)	(3,594)	(669)	18.6%
Net loss attributable to common stockholders	$(11,758)	$(13,737)	$1,979	(14.4)%

Total Hotel Revenues. Total hotel revenues decreased 0.2% to $50.0 million for the three months ended September 30, 2015 compared to $50.1 million for the three months ended September 30, 2014. This slight decrease was primarily due to decreased ADR at our Owned Hotels, discussed below.

Rooms revenue decreased 1.0% to $30.4 million for the three months ended September 30, 2015 compared to $30.6 million for the three months ended September 30, 2014. This decrease was primarily due to decreases in ADR at Hudson and Delano South Beach during the three months ended September 30, 2015 as compared to the same period in 2014, primarily due to increased competition from new supply in New York and Miami and the strong U.S. Dollar as compared to other currencies.

The components of RevPAR from our Owned Hotels, which consisted, as of September 30, 2015, of Hudson, Delano South Beach and Clift, for the three months ended September 30, 2015 and 2014 are summarized as follows:

	Three Months Ended
	September 30, 2015	September 30, 2014	Change ($)	Change (%)
Occupancy	91.5%	90.5%	—	1.1%
ADR	$250	$256	$(6)	-2.6%
RevPAR	$228	$232	$(4)	-1.5%

Food and beverage revenue decreased 3.5% to $17.6 million for the three months ended September 30, 2015 compared to $18.3 million for the three months ended September 30, 2014. This decrease was primarily due to decreases in revenues at Hudson and at our Owned F&B Operations in Las Vegas and London.  Food and beverage revenues decreased at Hudson during the third quarter of 2015 as compared to the same period in 2014, due to the closure of a bar in April 2015.  At our restaurant venues in Las Vegas, revenues decreased due to a reduction of group business at the restaurants during the three months ended September 30, 2015 as compared to the same period in 2014. Revenues at the food and beverage venues at Sanderson decreased during the three months ended September 30, 2015 as compared to the same period in 2014 primarily as a result of the foreign currency exchange rate when converting the venues’ functional currency from the British Pound into the U.S. Dollar.  In the venues’ functional currency, the decline in revenues at our Owned F&B Operations at Sanderson was immaterial.

Other hotel revenue increased 70.1% to $2.0 million for the three months ended September 30, 2015 compared to $1.2 million for the three months ended September 30, 2014. This increase was primarily due to resort and facility fees implemented at Delano South Beach and Hudson in the second half of 2014.

Management Fee—Related Parties and Other Income. Management fee—related parties and other income decreased by 39.1% to $3.2 million for the three months ended September 30, 2015 compared to $5.3 million for the three months ended September 30, 2014. This decrease was primarily due to the sale of our interest in TLG in January 2015.  Excluding TLG, management fees increased by $0.1 million, or 3.1%.

Operating Costs and Expenses

Rooms expense increased 3.8% to $9.6 million for the three months ended September 30, 2015 compared to $9.2 million for the three months ended September 30, 2014.  This increase was due primarily to the increase in occupancy at our Owned Hotels noted above, along with inflationary increases.

Food and beverage expense decreased 6.1% to $13.2 million for the three months ended September 30, 2015 compared to $14.1 million for the three months ended September 30, 2014. This decrease is primarily due to reduced group business during the quarter as well as cost control measures implemented in 2015, including menu adjustments and the elimination of certain discounts and promotions, at our three restaurant venues in Las Vegas, reduced costs at Hudson due to the closure of a bar in April 2015, and reduced costs at Clift as a result of the closure of the restaurant during dinner effective December 2014.

Other departmental expense increased 40.6% to $1.1 million for the three months ended September 30, 2015 compared to $0.8 million for the three months ended September 30, 2014. This increase was primarily due to increased expenses at Hudson related to the implementation of a facility fee in late 2014.

Hotel selling, general and administrative expense was relatively flat at $10.0 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Property taxes, insurance and other expense increased 8.1% to $4.1 million for the three months ended September 30, 2015 compared to $3.8 million for the three months ended June 30, 2014.   This increase was primarily due to a real estate tax refund received at Clift during the third quarter of 2014, for which there was no comparable refund received during the same period in 2015.  Additionally, effective July 2015, Hudson’s real estate tax assessment increased.

Corporate expenses, including stock compensation decreased 26.4% to $5.2 million for the three months ended September 30, 2015 compared to $7.1 million for the three months ended September 30, 2014. This decrease was primarily due the TLG Equity Sale completed in January 2015.

Depreciation and amortization decreased 18.0% to $5.6 million for the three months ended September 30, 2015 compared to $6.8 million for the three months ended September 30, 2014. This decrease was primarily due to the completion of the TLG Equity Sale in January 2015.  Prior to classifying TLG as held for sale in December 2014, we recorded amortization expense related to the TLG management contracts we acquired as part of our acquisition of TLG in November 2011.

Restructuring and disposal costs increased 14.1% to $1.3 million for the three months ended September 30, 2015 compared to $1.1 million for the three months ended September 30, 2014. This increase was primarily due to restructuring costs incurred during the three months ended September 30, 2015 related to the Board of Directors’ strategic alternatives process.

Development costs decreased 19.0% to $0.5 million for the three months ended September 30, 2015 compared to $0.6 million for the three months ended September 30, 2014. This decrease was primarily due to transaction costs incurred in 2014 related to legal proceedings we initiated at Mondrian Istanbul.

Interest expense, net decreased 6.9% to $12.1 million for the three months ended September 30, 2015 compared to $13.0 million for the three months ended September 30, 2014. This decrease was primarily due to the elimination of interest expense related to the then outstanding Convertible Notes, which were fully repaid in October 2014.

Other non-operating (income) expenses resulted in income of $0.1 million for the three months ended September 30, 2015 as compared to non-operating expenses of $0.8 million for the three months ended September 30, 2014. This change was primarily due our receipt of $1.3 million during the third quarter of 2015 related to a settlement agreement with the owner of Delano Marrakech, as discussed further in note 7 to our consolidated financial statements.

Income tax expense increased slightly to $0.2 million for the three months ended September 30, 2015 as compared to $0.1 million for the three months ended September 30, 2014. This slight increase was primarily due to favorable operating results at our foreign subsidiary.

Comparison of Nine Months Ended September 30, 2015 to Nine Months Ended September 30, 2014

The following table presents our operating results for the nine months ended September 30, 2015 and 2014, including the amount and percentage change in these results between the two periods. The consolidated operating results are as follows:

	Nine Months Ended
	September 30, 2015	September 30, 2014	Changes ($)	Changes (%)
	(Dollars in thousands)
Revenues:
Rooms	$87,139	$90,760	$(3,621)	(4.0)%
Food and beverage	58,607	61,177	(2,570)	(4.2)%
Other hotel	6,256	3,665	2,591	70.7%
Total hotel revenues	152,002	155,602	(3,600)	(2.3)%
Management fee-related parties and other income	10,720	16,509	(5,789)	(35.1)%
Total revenues	162,722	172,111	(9,389)	(5.5)%
Operating Costs and Expenses:
Rooms	27,877	27,536	341	1.2%
Food and beverage	41,652	44,251	(2,599)	(5.9)%
Other departmental	3,344	2,369	975	41.2%
Hotel selling, general and administrative	30,550	32,347	(1,797)	(5.6)%
Property taxes, insurance and other	12,355	11,687	668	5.7%
Total hotel operating expenses	115,778	118,190	(2,412)	(2.0)%
Corporate expenses, including stock compensation	16,194	21,027	(4,833)	(23.0)%
Depreciation and amortization	16,786	21,894	(5,108)	(23.3)%
Restructuring and disposal costs	3,849	12,369	(8,520)	(68.9)%
Development costs	1,062	3,928	(2,866)	(73.0)%
Loss on receivables from unconsolidated joint venture	550	—	550	(1)
Total operating costs and expenses	154,219	177,408	(23,189)	(13.1)%
Operating income (loss)	8,503	(5,297)	13,800	(260.5)%
Interest expense, net	35,872	41,917	(6,045)	(14.4)%
Impairment loss and equity in income of investment in unconsolidated joint venture	3,886	(7)	3,893	(1)
Gain on asset sales	(7,799)	(6,015)	(1,784)	29.7%
Other non-operating expenses	3,095	1,950	1,145	58.7%
Loss before income tax expense	(26,551)	(43,142)	16,591	(38.5)%
Income tax expense	451	351	100	28.5%
Net loss	(27,002)	(43,493)	16,491	(37.9)%
Net loss (income) attributable to non controlling interest	42	(504)	546	(108.3)%
Net loss attributable to Morgans Hotel Group Co.	(26,960)	(43,997)	17,037	(38.7)%
Preferred stock dividends and accretion	(12,248)	(11,948)	(300)	2.5%
Net loss attributable to common stockholders	$(39,208)	$(55,945)	$16,737	(29.9)%

(1)	Not meaningful.

Total Hotel Revenues. Total hotel revenues decreased 2.3% to $152.0 million for the nine months ended September 30, 2015 compared to $155.6 million for the nine months ended September 30, 2014. This decrease was primarily due to decreased occupancy and ADR at our Owned Hotels, discussed below.

Rooms revenue decreased 4.0% to $87.1 million for the nine months ended September 30, 2015 compared to $90.8 million for the nine months ended September 30, 2014. This decrease was primarily due to decreases in occupancy at Delano South Beach and decreases in occupancy and ADR at Hudson during the nine months ended September 30, 2015 as compared to the same period in 2014 primarily due to new supply in New York and Miami and the strong U.S. Dollar as compared to other currencies.

The components of RevPAR from our Owned Hotels, which consisted, as of September 30, 2015, of Hudson, Delano South Beach and Clift, for the nine months ended September 30, 2015 and 2014 are summarized as follows:

	Nine Months Ended
	September 30, 2015	September 30, 2014	Change ($)	Change (%)
Occupancy	87.4%	88.4%	—	-1.1%
ADR	$253	$262	$(9)	-3.6%
RevPAR	$221	$232	$(11)	-4.7%

Food and beverage revenue decreased 4.2% to $58.6 million for the nine months ended September 30, 2015 compared to $61.2 million for the nine months ended September 30, 2014. This decrease was primarily due to decreases in revenues at Hudson and at our Owned F&B Operations in Las Vegas and London.  Food and beverage revenues decreased at Hudson during the nine months ended September 30, 2015 as compared to the same period in 2014, due to the closure of a bar in April 2015.  At our restaurant venues in Las Vegas, revenues decreased due to a reduction of group business at the restaurants coupled with less profitable promotions experienced early in 2015. Revenues at the food and beverage venues at Sanderson decreased during the nine months ended September 30, 2015 as compared to the same period in 2014 primarily as a result of the foreign currency exchange rate when converting the venues’ functional currency from the British Pound into the U.S. Dollar.  In the venues’ functional currency, the decline in revenues at our Owned F&B Operations at Sanderson was immaterial.

Other hotel revenue increased 70.7% to $6.3 million for the nine months ended September 30, 2015 compared to $3.7 million for the nine months ended September 30, 2014. This increase was primarily due to resort and facility fees implemented at Delano South Beach and Hudson in the second half of 2014.

Management Fee—Related Parties and Other Income. Management fee—related parties and other income decreased by 35.1% to $10.7 million for the nine months ended September 30, 2015 compared to $16.5 million for the nine months ended September 30, 2014. This decrease was primarily due to the sale of our interest in TLG in January 2015.  Excluding TLG, management fees increased by $0.8 million, or 8.1%, due to new hotels.

Operating Costs and Expenses

Rooms expense increased by 1.2% to $27.9 million for the nine months ended September 30, 2015 compared to $27.5 million for the nine months ended September 30, 2014 primarily due to inflation.

Food and beverage expense decreased 5.9% to $41.7 million for the nine months ended September 30, 2015 compared to $44.3 million for the nine months ended September 30, 2014. This decrease is primarily due to reduced group business and cost control measures implemented in 2015 at our three restaurant venues in Las Vegas, reduced costs at Delano South Beach due to the termination of the TLG management agreement and other cost efficiencies gained when we began managing the food and beverage operations in January 2015, and reduced costs at Clift as a result of the closure of the restaurant during dinner effective December 2014.

Other departmental expense increased 41.2% to $3.3 million for the nine months ended September 30, 2015 compared to $2.4 million for the nine months ended September 30, 2014. This increase was primarily due to increased expenses at Hudson related to the implementation of a facility fee in late 2014.

Hotel selling, general and administrative expense decreased 5.6% to $30.6 million for the nine months ended September 30, 2015 compared to $32.3 million for the nine months ended September 30, 2014. This decrease was primarily due to a decrease in heat, light and power costs at Hudson coupled with a decrease in advertising and promotional expenses due to timing and cost-control measures taken at our Owned Hotels.

Property taxes, insurance and other expense increased 5.7% to $12.4 million for the nine months ended September 30, 2015 compared to $11.7 million for the nine months ended September 30, 2014. This increase was primarily due to real estate tax refunds received at Delano South Beach during the second quarter of 2014 and Clift during the third quarter of 2014, for which there was no comparable refunds received during 2015.  Additionally, effective July 2015, Hudson’s real estate tax assessment increased.

Corporate expenses, including stock compensation decreased 23.0% to $16.2 million for the nine months ended September 30, 2015 compared to $21.0 million for the nine months ended September 30, 2014. This decrease was primarily due to the TLG Equity Sale completed in January 2015 coupled with savings resulting from the Termination Plan in March 2014 that resulted in a workforce reduction of our corporate office employees.

Depreciation and amortization decreased 23.3% to $16.8 million for the nine months ended September 30, 2015 compared to $21.9 million for the nine months ended September 30, 2014. This decrease was primarily due to the completion of the TLG Equity Sale in January 2015.  Prior to classifying TLG as held for sale in December 2014, we recorded amortization expense related to the TLG management contracts we acquired as part of our acquisition of TLG in November 2011.

Restructuring and disposal costs decreased 68.9% to $3.8 million for the nine months ended September 30, 2015 compared to $12.4 million for the nine months ended September 30, 2014. This decrease was primarily due to severance and related costs incurred in early 2014 relating to the Termination Plan.

Development costs decreased 73.0% to $1.1 million for the nine months ended September 30, 2015 compared to $3.9 million for the nine months ended September 30, 2014. This decrease was primarily due to transaction costs incurred in 2014 related to our termination of the Baha Mar management agreement and legal proceedings we initiated at Mondrian Istanbul.

Loss on receivables from unconsolidated joint venture was $0.6 million for the nine months ended September 30, 2015 compared to zero for the nine months ended September 30, 2014. This increase was due to the assessment of collectability of certain outstanding receivables due from a joint venture.

 Interest expense, net decreased 14.4% to $35.9 million for the nine months ended September 30, 2015 compared to $41.9 million for the nine months ended September 30, 2014. This decrease was primarily due to a $2.2 million exit fee we paid in February 2014 related to the repayment of the Hudson 2012 Mortgage Loan, defined below in “—Debt,” and the elimination of interest expense related to the then outstanding Convertible Notes, which were fully repaid in October 2014.

Impairment loss and equity in income of unconsolidated joint ventures increased $3.9 million between the nine months ended September 30, 2015 and the nine months ended September 30, 2014 as the result of a $3.9 million impairment loss we recorded in March 2015 on our investment in Mondrian Istanbul based on settlement discussions. We no longer record our share of equity losses on our unconsolidated joint ventures, as we have written our investment balances down to zero due to losses recorded in prior periods.

Gain on asset sales increased 29.7% between the periods presented, resulting in income of $7.8 million for the nine months ended September 30, 2015 and income of $6.0 million for the nine months ended September 30, 2014. This increase was due primarily to the gain recognized on the completion of the TLG Equity Sale in January 2015.

Other non-operating expenses increased to $3.1 million for the nine months ended September 30, 2015 as compared to $2.0 million for the nine months ended September 30, 2014. This increase was primarily due to legal costs incurred related to the Mondrian SoHo litigation.

Income tax expense increased 28.5% to $0.5 million for the nine months ended September 30, 2015 as compared to $0.4 million for the nine months ended September 30, 2014. This slight increase was primarily due to favorable operating results at our foreign subsidiary.

Liquidity and Capital Resources

As of September 30, 2015, we had approximately $38.8 million in cash and cash equivalents and $15.8 million of restricted cash.

We intend to utilize our cash and cash equivalents to satisfy our short-term and long-term liquidity requirements, as described in more detail below, and for general corporate purposes.

Pursuant to the strategic plan our Board of Directors announced in November 2015, we believe we will be able to fund short-term and long-term liquidity requirements through the monetization of Hudson and Delano South Beach.  However, there can be no assurances that an asset sale will occur.  We will continue to explore various options from time to time as necessary that fulfill our liquidity requirements or that are advantageous in pursuing our strategic plan.

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

Our obligations under the Hudson/Delano 2014 Mortgage Loan mature on February 9, 2016 unless we exercise certain extension rights. We have three, one-year extension options that will permit us to extend the maturity date of the Hudson/Delano 2014 Mortgage Loan to February 9, 2019, if certain conditions are satisfied at the respective extension dates, including delivery by the borrowers of a business plan and budget for the extension term reasonably satisfactory to the lenders and our achievement of a specified debt yield. We may prepay the Hudson/Delano 2014 Mortgage Loan in an amount necessary to achieve the specified debt yield.  Based on the trailing twelve months ended September 30, 2015, this loan extension may require an approximately $21.0 million payment in the first quarter of 2016, which amount could increase or decrease depending upon the actual operating results of Hudson and Delano South Beach between now and the extension date.

Our Series A preferred securities had an 8% dividend rate until October 15, 2014, have a 10% dividend rate until October 15, 2016 and a 20% dividend rate thereafter, with a 4% increase in the dividend rate during certain periods in which the Yucaipa Investors’ nominee to our Board of Directors has not been elected as a director or subsequently appointed as a director by our Board of Directors. On May 13, 2015, at our annual shareholder meeting, a Board of Directors nominee representing the Yucaipa Investors was elected as a director of the Company. Accordingly, the current dividend rate on the Series A preferred securities is 10%.  We have the option to accrue any and all dividend payments, and as of September 30, 2015, have not declared any dividends. The cumulative unpaid dividends also have a dividend rate equal to the then applicable dividend rate on the Series A preferred securities. As of September 30, 2015, we have undeclared dividends of approximately $52.4 million. We have the option to redeem any or all of the Series A preferred securities at any time. We intend to redeem the preferred securities prior to the dividend rate increasing to 20% primarily through asset sales or a combination of asset sales and debt financing.

We have certain indemnification obligations related to the TLG Equity Sale, which generally survive for 18 months following the closing of the TLG Equity Sale; however, no amounts are held in escrow for the satisfaction of such claims.   As of September 30, 2015, we have accrued approximately $0.2 million related to these indemnification obligations.

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

Long-Term Liquidity Requirements. We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred by us or our consolidated subsidiaries beyond the next 12 months and believe these requirements consist primarily of funds necessary to pay scheduled debt maturities, renovations at our Owned Hotels and other non-recurring capital expenditures that need to be made periodically with respect to our properties, costs associated with guarantees and debt maturity at our Joint Venture Hotel, the costs associated with acquisitions and development of properties under contract, and new acquisitions and development projects that we may pursue.

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

As of September 30, 2015, our Joint Venture Hotel, Mondrian South Beach, had outstanding nonrecourse mortgage debt of $18.7 million and mezzanine debt of $28.0 million. The Mondrian South Beach joint venture also has an additional $28.0 million of mezzanine debt owed to affiliates of the joint venture partners. The lender’s nonrecourse mortgage loan and mezzanine loan related to Mondrian South Beach matures in April 2016 with a one year extension option to April 2017.  We and affiliates of our Mondrian South Beach joint venture partner also have each agreed to purchase approximately $14.0 million of condominium units under certain conditions, including an event of default. In the event of a default under the lender’s mortgage or mezzanine loan, the joint venture partners are each obligated to purchase selected condominium units, at agreed-upon sales prices, having aggregate sales prices equal to 1/2 of the lesser of $28.0 million, which is the face amount outstanding on the lender’s mezzanine loan, and the then outstanding principal balance of the lender’s mezzanine loan. The Mondrian South Beach joint venture is not currently in an event of default under the mortgage or mezzanine loan. We have not recognized a liability related to the condominium purchase guarantees as no triggering event has occurred.

Sources of Liquidity. Pursuant to the strategic plan our Board of Directors announced in November 2015, we believe we will be able to fund short-term and long-term liquidity requirements through the monetization of Hudson and Delano South Beach.  However, there can be no assurances that an asset sale will occur.  We will continue to explore various options from time to time as necessary that fulfill our liquidity requirements or that are advantageous in pursuing our strategic plan.  Historically, we have satisfied our short-term and long-term liquidity requirements through various sources of capital, including our existing working capital, equity and debt offerings, credit facilities, and long-term mortgages and mezzanine loans on our properties. However, there can be no assurances that we will be able to access any of these sources on terms acceptable to us, or at all, in the future.

As of September 30, 2015, we had approximately $443.1 million of remaining Federal tax net operating loss carryforwards to offset future income, enabling us to dispose of assets in a tax-efficient manner. We believe we have significant value available to us in Delano South Beach and Hudson, and that the tax basis of these assets is significantly less than their fair values. As of September 30, 2015, we estimate that the tax basis of Delano South Beach is approximately $66.2 million and the tax basis in Hudson is approximately $140.6 million.

In October 2015, we received $10.0 million related to the settlement of litigation regarding Mondrian SoHo, as discussed further in note 7 to our consolidated financial statements.

Other Liquidity Matters

In addition to our expected short-term and long-term liquidity requirements, our liquidity could also be affected by certain other potential liquidity matters, including at our Joint Venture Hotels, as discussed below.

Mondrian South Beach Mortgage and Mezzanine Debt Guarantees. Morgans Group and affiliates of our joint venture partner have agreed to provide standard nonrecourse carve-out guarantees and provide certain limited indemnifications for the Mondrian South Beach mortgage and mezzanine loans. In the event of a default, the lenders’ recourse is generally limited to the mortgaged property or related equity interests, subject to standard nonrecourse carve-out guarantees for “bad boy” type acts. Morgans Group and affiliates of our joint venture partner also agreed to guaranty the joint venture’s obligation to reimburse certain expenses incurred by the lenders and indemnify the lenders in the event such lenders incur liability in connection with certain third-party actions. Morgans Group and affiliates of our joint venture partner have also guaranteed the joint venture’s liability for the unpaid principal amount of any seller financing note provided for condominium sales if such financing or related mortgage lien is found unenforceable, provided they shall not have any liability if the seller financed unit becomes subject again to the lien of the lender’s mortgage or title to the seller financed unit is otherwise transferred to the lender or if such seller financing note is repurchased by Morgans Group and/or affiliates of our joint venture partner at the full amount of unpaid principal balance of such seller financing note.

Ames. On April 26, 2013, the joint venture closed on a new loan agreement with the mortgage lenders that provides for a reduction of the mortgage debt and an extension of maturity in return for a cash paydown. We did not contribute to the cash paydown and instead entered into an agreement with our joint venture partner pursuant to which, among other things, (1) we assigned our equity interests in the joint venture to our joint venture partner, (2) we agreed to give our joint venture partner the right to terminate our management agreement upon 60 days’ prior notice in return for an aggregate payment of $1.8 million, and (3) a creditworthy affiliate of our joint venture partner has assumed all or a portion of our liability with respect to historic tax credit guarantees, with our liability for any tax credit guarantees capped, in any event, at $3.0 million in the aggregate. The potential liability for historic tax credit guarantees relates to approximately $16.9 million of federal and state historic rehabilitation tax credits that Ames qualified for at the time of its development. As of September 30, 2015, there has been no triggering event that would require us to accrue any potential liability related to the historic tax credit guarantee. Effective July 17, 2013, we no longer manage Ames.

Potential Litigation. We may have potential liability in connection with certain claims by a designer for which we have accrued $13.9 million as of September 30, 2015, as discussed in note 5 of our consolidated financial statements.

Shore Club.   In August 2015, we received a notification of termination of our management agreement for Shore Club from the hotel’s owners. The termination of our management agreement is estimated to be effective on or around April 15, 2016.  We will continue to manage Shore Club in accordance with the terms of the management agreement until the termination date becomes effective.  Upon termination, we expect to receive a termination fee of approximately 3 times our 2015 base management fee.

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

Comparison of Cash Flows for the Nine Months Ended September 30, 2015 to the Nine Months Ended September 30, 2014

Operating Activities. Net cash used in operating activities was $4.7 million for the nine months ended September 30, 2015 as compared to net cash used in operating activities of $5.2 million for the nine months ended September 30, 2014.

Investing Activities. Net cash from investing activities amounted to $31.4 million for the nine months ended September 30, 2015 as compared to net cash used in investing activities of $2.2 million for the nine months ended September 30, 2014. The increase in cash from investing activities was primarily due to the TLG Equity Sale, which closed in January 2015, and receipt of $6.5 million in August 2015 related to the settlement of Mondrian Istanbul, discussed further in note 4 of our consolidated financial statements.

Financing Activities. Net cash used in financing activities amounted to $1.4 million for the nine months ended September 30, 2015 as compared to cash provided by financing activities of $93.7 million for the nine months ended September 30, 2014. This change was primarily due to net proceeds received from the Hudson/Delano 2014 Mortgage Loan in February 2014, discussed below in “—Debt,” offset by the repayment of our Hudson 2012 Mortgage Loan, Delano Credit Facility, and debt issuance costs incurred during 2014.

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

The Hudson/Delano 2014 Mortgage Loan may be prepaid at any time, in whole or in part.

The Hudson/Delano 2014 Mortgage Loan is assumable under certain conditions, and provides that either one of the encumbered hotels may be sold, subject to prepayment of the Hudson/Delano 2014 Mortgage Loan at a specified release price and satisfaction of certain other conditions.

The Hudson/Delano 2014 Mortgage Loan contains restrictions on the ability of the borrowers to incur additional debt or liens on their assets and on the transfer of direct or indirect interests in Hudson or Delano South Beach and the owners of Hudson and Delano South Beach and other affirmative and negative covenants and events of default customary for multiple asset commercial mortgage-

backed securities loans. The Hudson/Delano 2014 Mortgage Loan is nonrecourse to our subsidiaries that are the borrowers under the loan, except pursuant to certain carveouts detailed therein. In addition, we have provided a customary environmental indemnity and nonrecourse carveout guaranty under which we would have liability with respect to the Hudson/Delano 2014 Mortgage Loan if certain events occur with respect to the borrowers, including voluntary bankruptcy filings, collusive involuntary bankruptcy filings, changes to the Hudson capital lease without prior written consent of the lender, violations of the restrictions on transfers, incurrence of additional debt, or encumbrances of the property of the borrowers. The nonrecourse carveout guaranty prohibits the payment of dividends on or repurchase of our common stock. As of September 30, 2015, we were in compliance with these covenants.

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

Clift. We lease Clift under a 99-year nonrecourse lease agreement expiring in 2103. The lease is accounted for as a capital lease with a liability balance of $95.0 million at September 30, 2015.

The lease agreement provides for base annual rent of approximately $6.0 million per year until October 2014 with increases each five years thereafter.  As a result of the first such increase, effective October 14, 2014, the annual rent increased to $7.6 million.  Base rent increases by a formula tied to increases in the Consumer Price Index, with a maximum increase of 20% and a minimum increase of 10% at each five-year rent increase date thereafter. The lease is nonrecourse to us. Morgans Group also entered into a limited guaranty, whereby Morgans Group agreed to guarantee losses of up to $6 million suffered by the lessors in the event of certain “bad boy” type acts. As of September 30, 2015, there has been no triggering event that would require us to accrue any potential liability related to this guarantee.

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

Hudson Capital Leases. We lease two condominium units at Hudson which are reflected as capital leases with balances of $6.1 million at September 30, 2015. Currently annual lease payments total approximately $1.0 million and are subject to increases in line with inflation. The leases expire in 2096 and 2098.

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

The Restaurant Lease Note does not bear interest except in the event of default, as defined in the agreement. In accordance with ASC 470, Debt, we imputed interest on the Restaurant Lease Note, which was recorded at its fair value of $7.5 million as of the date of issuance. At September 30, 2015, the carrying amount of the Restaurant Lease Note is $5.0 million.

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

Capital Expenditures and Reserve Funds

We are obligated to maintain reserve funds for capital expenditures at our Owned Hotels as determined pursuant to our debt or lease agreements related to such hotels. As of September 30, 2015, approximately $3.0 million was available in restricted cash reserves for future capital expenditures under these obligations related to our Owned Hotels.

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

As of September 30, 2015, we have 60 SROs remaining at Hudson, which we intend to convert into guest rooms in the future. We may incur additional costs at our Owned Hotels on targeted projects that we believe will enhance the value of our properties.

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

As of September 30, 2015, we had three interest rate caps outstanding related to the Hudson/Delano 2014 Mortgage Loan, the fair value of which was zero.

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

Off-Balance Sheet Arrangements

As of September 30, 2015, we had unconsolidated joint ventures that we account for using the equity method of accounting, most of which have mortgage or related debt, as described in “—Other Liquidity Matters” above. In some cases, we provide nonrecourse carve-out guarantees of joint venture debt, which guarantees are only triggered in the event of certain “bad boy” acts, and other limited liquidity or credit support, as described in “—Other Liquidity Matters” above.

For further information regarding our off-balance sheet arrangements, see note 4 to our consolidated financial statements.

Mondrian South Beach. We own a 50% interest in Mondrian South Beach, an apartment building which was converted into a condominium and hotel. Mondrian South Beach opened in December 2008, at which time we began operating the property under a 20-year management contract. We also own a 50% interest in a mezzanine financing joint venture with an affiliate of our Mondrian South Beach joint venture partner through which a total of $28.0 million in mezzanine financing was provided to the Mondrian South Beach joint venture. As of September 30, 2015, the Mondrian South Beach joint venture’s outstanding nonrecourse mortgage debt secured by the hotel was $18.7 million and mezzanine debt secured by related equity interests was $28.0 million. In addition, as of September 30, 2015 the outstanding mezzanine debt owed to the affiliates of joint venture partners was $28.0 million. In February 2015, the Mondrian South Beach joint venture exercised its option to extend the outstanding mortgage and mezzanine debt for another year until April 2016.

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

We account for this investment under the equity method of accounting.  Our recording of losses was suspended due to our investment balance reaching zero. At September 30, 2015, our investment in Mondrian South Beach was zero.

Shore Club. On December 30, 2013, Shore Club was sold to HFZ Capital Group. Phillips International, an affiliate of Shore Club’s former owner, retains an ownership stake. The new owner has publicly stated that it may convert a substantial part of the hotel to condominiums, and we could be replaced as hotel manager. In August 2015, we received a notification of termination of our management agreement for Shore Club from the hotel’s owners.  The termination of our management agreement is estimated to be effective on or around April 15, 2016.  We will continue to manage Shore Club in accordance with the terms of the management agreement until the termination date becomes effective.  As of September 30, 2015, we had only an immaterial contingent profit participation equity interest in Shore Club.

Food and Beverage Venture at Mondrian South Beach. In June 2011, we acquired the ownership interest in the food and beverage venture at Mondrian South Beach from our former joint venture partner. Our ownership interest in the food and beverage venture at Mondrian South Beach is less than 100%, and was re-evaluated in accordance with ASC 810-10. We concluded that this venture did not meet the requirements of a variable interest entity and accordingly, this investment in the joint venture is accounted for using the equity method. Our recording of losses were suspended due to the investment in this food and beverage venture being reduced to zero. At September 30, 2015, our investment in food and beverage venture at Mondrian South Beach was zero.

Other Development Stage Hotels. We have a number of additional development projects signed or under consideration, some of which may require equity or debt investments, key money or credit support from us. In addition, through certain cash flow guarantees, we may have potential future funding obligations for hotels under development.

As of the date of this report, our potential funding obligations under cash flow guarantees at operating hotels and hotels under development at the maximum amount under the applicable contracts, but excluding contracts where the maximum cannot be determined, were $5.0 million.  As of September 30, 2015, we had no key money, equity or debt-related funding obligations related to hotels under development.

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

As of September 30, 2015, our total outstanding consolidated debt, including capital lease obligations, was approximately $606.2 million, of which approximately $450.0 million, or 74.2%, was variable rate debt. As of September 30, 2015, the one month LIBOR rate was 0.21%.

As of September 30, 2015, the $450.0 million of variable rate debt consisted of the outstanding balance of the Hudson/Delano 2014 Mortgage Loan. In connection with the Hudson/Delano 2014 Mortgage Loan, we maintain interest rate caps that will cap the LIBOR rate on the debt outstanding under the Hudson/Delano 2014 Mortgage Loan at approximately 1.75% through the initial maturity date. These interest rate caps mature in February 2016. If interest rates on this $450.0 million variable rate debt increase by 1.0%, or 100 basis points, the increase in interest expense would reduce future pre-tax earnings and cash flows by approximately $4.5 million annually. The maximum annual amount the interest expense would increase on the $450.0 million of variable rate debt outstanding as of September 30, 2015 under the Hudson/Delano 2014 Mortgage Loan is $6.9 million due to our interest rate cap agreement, which would reduce future pre-tax earnings and cash flows by the same amount annually. If interest rates on this $450.0 million variable rate debt decrease by 1.0%, the decrease in interest expense would increase pre-tax earnings and cash flow by approximately $4.5 million annually.

As of September 30, 2015, our fixed rate debt, excluding our Hudson capital lease obligation, of $150.1 million consisted of the trust notes underlying our trust preferred securities, the Clift lease and the Restaurant Lease Note. The fair value of some of these debts is greater than the book value. As such, if interest rates increase by 1.0%, or 100 basis points, the fair value of our fixed rate debt at September 30, 2015 would decrease by approximately $16.7 million. If market rates of interest decrease by 1.0%, the fair value of our fixed rate debt at September 30, 2015 would increase by $21.1million.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A foreclosure judgment was issued on November 25, 2014 and the foreclosure sale was held on January 7, 2015, at which GACC was the sole and winning bidder. GACC had an agreement to assign its bid to 9 Crosby LLC, an affiliate of Sapir, a New York-based real estate development and management organization.  In connection with that contract, GACC and Sapir agreed to terminate us as manager of Mondrian SoHo.  The sale of the Mondrian SoHo hotel property to Sapir closed on March 6, 2015.

On April 24, 2015, the court ordered Morgans to vacate the premises on or before April 27, 2015.  Consistent with that order, Morgans ceased to manage Mondrian SoHo on April 27, 2015.

On October 24, 2014, we filed suit in the Supreme Court of the State of New York seeking a declaration that the mortgage lenders to the Mondrian SoHo debt or Sapir could not remove us as hotel manager following the conclusion of the foreclosure proceedings.   On October 2, 2015, we entered into a settlement agreement in connection with this litigation with the mortgage lenders to the Mondrian SoHo debt and the current owner of the hotel formerly known as Mondrian SoHo.  Pursuant to the settlement agreement, we received a $10.0 million payment on October 2, 2015.  The settlement agreement resolves all outstanding litigation related to Mondrian SoHo.

Litigations Regarding Delano Marrakech

In June 2013, we served the owner of Delano Marrakech with a notice of default for numerous breaches of the management agreement, including among other things, failure to pay fees and reimbursable expenses and to operate the hotel in accordance with the standards under the management agreement. On September 12, 2013, we commenced arbitration with the owner pursuant to the management agreement to recover losses and damages suffered by Morgans. In August 2015, we executed a settlement agreement with the hotel owner, pursuant to which we will receive $2.5 million, with $1.3 million paid at signing in August 2015, and $1.2 million paid over a three-year period in quarterly payments of $0.1 million. Additionally, as stipulated by the settlement agreement, we are no longer obligated to fund cash flow guarantees. As a result of entry into the settlement agreement, in September 2015, the parties received the final award of the tribunal, which concluded the arbitration associated with this matter.

Litigation Regarding TLG Promissory Notes

On August 5, 2013, Andrew Sasson and Andy Masi filed a lawsuit in the Supreme Court of the State of New York against TLG Acquisition LLC and Morgans Group LLC relating to the $18.0 million in notes convertible into shares of our common stock at $9.50 per share subject to the achievement of certain EBITDA (earnings before interest, tax, depreciation and amortization) targets for the acquired TLG business (the “TLG Promissory Notes”), which were issued in connection with our November 2011 acquisition of 90% of the equity interests in a group of companies known as The Light Group (the “Light Group Transaction”) . See note 1 and note 7 of our consolidated financial statements regarding the background of the TLG Promissory Notes. The complaint alleged, among other things, a breach of contract and an event of default under the TLG Promissory Notes as a result of our failure to repay the TLG Promissory Notes following an alleged “Change of Control” that purportedly occurred upon the election of our current Board of Directors on June 14, 2013. The complaint sought payment of Mr. Sasson’s $16 million TLG Promissory Note and Mr. Masi’s $2 million TLG Promissory Note, plus interest compounded to principal, as well as default interest, and reasonable costs and expenses incurred in the lawsuit. We believe that a Change of Control, within the meaning of the TLG Promissory Notes, has not occurred and that no prepayments are required under the TLG Promissory Notes. On September 26, 2013, we filed a motion to dismiss the complaint in its entirety. On February 6, 2014, the court granted our motion to dismiss. On March 7, 2014, Messrs. Sasson and Masi filed a Notice of Appeal from this decision with the Appellate Division, First Department.  On April 9, 2015, the Appellate Division, First Department, reversed the trial court’s decision, denying the motion to dismiss and remanding to the trial court for further proceedings.  We filed a motion for reconsideration at the appellate court, which was denied on July 7, 2015.  We also filed our answer to the complaint with the trial court on May 11, 2015.  On August 27, 2015, Messrs. Sasson and Masi filed a motion for partial summary judgment with the trial court and we filed our opposition to that motion on October 12, 2015.  Although the TLG Promissory Notes were repaid and retired in December 2014, this lawsuit remains pending in connection with issues related primarily to the interest rates applicable to the TLG Promissory Notes.

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

MORGANS HOTEL GROUP CO.
/s/ RICHARD SZYMANSKI
Richard Szymanski
Chief Financial Officer (principal executive officer and principal financial officer)

November 5, 2015

Exhibit Index

Exhibit Number	Description

31.1*	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.LAB†	XBRL Taxonomy Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.

†    Denotes a management contract or compensatory plan, contract or arrangement.