Form 10-K
period 2015-12-31
Morgans Hotel Group Co.
filed 2016-03-14
CIK 1342126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $198,126,782, based on a closing sale price of $6.74 as reported on the NASDAQ Global Market on June 30, 2015.

As of March 11, 2016, the registrant had issued and outstanding 34,764,261 shares of common stock, par value $0.01 per share.

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

The forward-looking statements contained in this Annual Report on Form 10-K reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ materially from those expressed in any forward-looking statement.  Such forward-looking statements include, without limitation, statements regarding our expectations with respect to:

•	our future financial performance, including selling, general and administrative expenses, capital expenditures, income taxes and our expected available cash and use of available cash;
•	our business operations, including entering into new management, franchise or licensing agreements and enhancing the value of existing hotels and management agreements;
•

our ability to service our obligations under our debt and preferred equity instruments, including our ability to redeem our outstanding Series A preferred securities, or restructure or refinance these obligations;

•	our ability to complete the monetization of the Hudson and Delano South Beach hotels as part of our strategic process on the timeline we anticipate, if at all;
•	the status and expectations with respect to the development and opening of new hotels;
•	the effect of new lodging supply;
•	the impact of the strong U.S. dollar and a weak global economy;
•	our ability to utilize our net operating losses to offset any gains on hotel sales;
•	the timing of hiring open executive and other key employee positions;
•	our ability to execute our management and brand business growth strategy;
•	the timing of receiving hotel management agreement termination fees; and
•	the outcome of litigation to which the Company is a party.

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
•

our level of debt under our outstanding debt agreements, our obligations under our preferred equity instruments, our ability to restructure or refinance our current outstanding debt and preferred equity instruments, our ability to generate sufficient cash to repay or redeem outstanding debt and preferred equity instruments or make payments on guarantees as they may become due;

•	the impact of any dividend payments or accruals on our Series A preferred equity instruments on our cash flow and the value of our common stock;
•	the impact of any strategic plans established by our Board of Directors, including the broker-marketed monetization of the Hudson and Delano South Beach hotels;
•	the impact of restructuring charges on our liquidity;
•	general volatility of our stock price, the capital markets and our ability to access the capital markets, and the ability of our joint ventures to do the foregoing;
•	the impact of financial and other covenants in our loan agreements and other debt instruments that limit our ability to borrow and restrict certain of our operations;
•	our history of losses;

•	our liquidity position;
•	our ability to compete in the “boutique” or “lifestyle” hotel segments of the hospitality industry and changes in the competitive environment in our industry and the markets where we invest;
•	our ability to protect the value of our name, image and brands and our intellectual property;
•

risks related to natural disasters or outbreaks of contagious diseases, terrorist attacks, the threat of terrorist attacks and similar disasters, including a downturn in travel, hotels, dining and entertainment resulting therefrom;

•

risks related to our international operations, such as global economic conditions, political or economic instability, compliance with foreign regulations and satisfaction of international business and workplace requirements;

•	our ability to timely fund the renovations and capital improvements necessary to sustain the quality of the properties of Morgans Hotel Group and associated brands;
•	risks associated with the acquisition, disposition, development and integration of properties and businesses;
•	the risks of conducting business through joint venture entities over which we may not have full control;
•	our ability to perform under management agreements and to resolve any disputes with owners of properties that we manage but do not wholly own;
•	potential terminations of management agreements and timing of receipt of anticipated termination fees;
•	the impact of any material litigation, claims or disputes, including labor disputes;
•	the seasonal nature of the hospitality business and other aspects of the hospitality and travel industry that are beyond our control;
•	our ability to maintain state of the art information technology systems and protect such systems from cyber-attacks;
•	our ability to comply with complex U.S. and international regulations, including regulations related to the environment, labor, food and beverage operations, and data privacy;
•	ownership of a substantial block of our common stock by a small number of investors and the ability of such investors to influence key decisions;
•	the impact of recent changes to our Board of Directors and senior management team; and
•	other risks discussed in this Annual Report on Form 10-K in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Result of Operations.”

Other than as required by applicable law, we are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform these statements to actual results.

PART I

ITEM 1.	BUSINESS

Overview

Morgans Hotel Group Co. is a fully integrated lifestyle hospitality company that operates, owns, licenses, and develops boutique hotels, primarily in gateway cities and select resort markets in the United States, Europe and other international locations.

At December 31, 2015 our portfolio of Morgans Hotel Group branded hotel properties and food and beverage operations and entities consisted of:

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

•

our unconsolidated joint venture hotel, Mondrian South Beach in Miami Beach, comprising approximately 220 rooms (our “Joint Venture Hotel”), and our investment in certain unconsolidated food and beverage operations at Mondrian South Beach (“F&B Venture”);

•

our seven managed hotels, consisting of Royalton and Morgans in New York, Shore Club in Miami Beach, Mondrian in Los Angeles, and Sanderson, St Martins Lane, and Mondrian London in London, (collectively our “Managed Hotels”), comprising approximately 1,540 rooms; and

•	our licensed hotel, Delano Las Vegas, comprising 1,117 rooms, and our franchised hotel, 10 Karaköy, in Istanbul, comprising 71 rooms.

We have one reportable operating segment, as discussed further in note 1 to our consolidated financial statements.

We conduct our operations through Morgans Group LLC, a Delaware limited liability company and our operating company (“Morgans Group”). Morgans Group holds substantially all of our assets. We are the managing member of Morgans Group and held approximately 99.8% of its membership units at December 31, 2015, excluding long-term incentive plan units (“LTIP Units”) convertible into membership units issued as part of our employee compensation plans. As of December 31, 2015, there were 75,446 membership units outstanding, each of which is exchangeable for one share of Morgans Hotel Group Co.’s common stock.

We manage all aspects of Morgans Group, including the operation, development, sale and purchase of, and investments in, hotels through subsidiaries, including our management companies, Morgans Hotel Group Management LLC (“Morgans Management”) and our non-U.S. management company affiliate.

We were incorporated in Delaware in October 2005 and completed our initial public offering of common stock on February 17, 2006. Our corporate offices are located at 475 Tenth Avenue, New York, New York 10018. Our telephone number is (212) 277-4100. We maintain a website that contains information about us at www.morganshotelgroup.com. The content of our website is not part of this report.

Corporate Strategy

On November 4, 2015, our Board of Directors announced a plan pursuant to which, we initiated a broker-marketed process for the monetization of Hudson and Delano South Beach and commenced a search for a permanent chief executive officer.  Monetizing Hudson and Delano South Beach is expected to further focus our business on an asset-light, brand-centered model with lower leverage.

Our long-term corporate strategy is to achieve growth as a boutique hotel management and brand company by leveraging our management experience and one-of-a-kind luxury brands for expansion into major gateway markets and key resort destinations in both domestic and international markets. We intend to achieve growth primarily through the pursuit of new management agreements and, in select situations where we believe third-party managers have the experience and resources to satisfy our high branding standards, through franchise or licensing agreements. We will pursue this targeted strategy while remaining open and flexible to unique opportunities.

Monetization of Assets.  As part of our growth strategy, we shifted towards a more “asset light” business model in 2011 by selling five hotels we had previously owned or partially owned while retaining management pursuant to long-term management agreements. In connection with our strategy to reduce reliance on owned real estate as noted above, we have retained Hodges Ward Elliott LLC, a leading hotel brokerage firm to market the Hudson and Delano South Beach hotels.  We currently expect to complete the process during the second quarter of 2016.

Cultivate Unique Brands. A key element of our growth strategy is our unique brand portfolio, which we continue to cultivate and develop. Many of our brands, including Delano, Mondrian and Hudson, may be extended to other hotels in existing and new markets as we seek to secure new management agreements with third parties.

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

Delano is our luxury brand, which offers a luxury atmosphere with unexpected and unique touches of individuality. Delano has a modern style of service that is designed to deliver on the needs of the most discerning travelers. Delano’s brand values are sophisticated, casual chic, effortless and exclusive.

Our Mondrian brand offers a stimulating atmosphere and energy that fosters social engagement. The service level is designed to be engaged and highly personal and the brand offers a dynamic nightlife which exudes attitude and ambience. Mondrian’s brand values are confident, engaged and trendsetting.

Hudson is our urban gateway brand which appeals to our younger or more price sensitive travelers. Hudson is designed to offer cutting-edge style that is accessible, edgy and young at heart. Its service level is friendly and casual and the lobby of Hudson is the social hub. Hudson’s brand values are connected, collaborative and intriguing.

We also have a portfolio of Original brands, which include Clift, Sanderson, St Martins Lane, and Morgans. Each of these hotel brands is unique, offering an atmosphere filled with designs from an eclectic mix of designers, artists and influencers and our signature personalized service.

Pursue New Management and Franchise Opportunities. Consistent with our focus on growing our brands, we plan to pursue new management contracts in new and existing markets. We base our decisions to enter new markets on a number of criteria, with a focus on markets that attract affluent travelers who value a distinctive and sophisticated atmosphere and outstanding service. Specifically, we target key gateway destinations that attract both domestic and foreign business and leisure travelers, as well as select resort markets.  We plan to focus on major North American metropolitan markets, London and key European destinations, and select locations in the Middle East.  We may also pursue opportunities in select resort destinations and key markets in Asia and South America.

In addition, we may pursue license or franchise opportunities with third-party managers who have the experience and resources to satisfy our high brand standards. We believe we can create substantial value for potential franchisees through connection to our loyal and affluent customer base, creation of unique designs and valuable food and beverage venues, and affiliation with our hotel sales and marketing systems and programs. For example, Delano Las Vegas, a 1,117-room hotel at Mandalay Bay, opened in September 2014 and is operated under a 10-year licensing agreement with affiliates of MGM Resorts International (“MGM”), and includes two five-year extensions at our option, subject to performance thresholds.

We have signed management agreements for five hotels in various stages of development, including two hotels under construction consisting of Mondrian Doha, currently scheduled to open in late 2016, and Delano Dubai, currently scheduled to open in 2017.  There can be no assurances that any or all of our projects will be developed as planned, if at all. If adequate project financing is not obtained, projects may need to be limited in scope, deferred or cancelled altogether.

Management and Operations of Our Portfolio

Overview of Management

We manage and operate each of our hotels, other than licensed or franchised hotels, which are generally staffed in the United States by our employees, and outside of the United States by the employees of the hotel owners, with personnel dedicated to each of the properties or a cluster of properties, including a general manager, director of finance, director of sales and marketing, director of revenue management, director of human resources and other employees. As we have expanded in our existing markets, we have been successful in the regionalization of certain operational, finance and sales functions.

Our management team is headquartered in New York City and coordinates the management and operations of our hotels. The corporate office provides supervision and support directly to certain functions at the hotel, such as operations, sales, marketing, brand standards, revenue management, finance, food and beverage, technology, legal, human resources, training, and design services. This organizational structure allows for each property to operate in a responsive and dynamic fashion while insuring integrity of our guest experience and core values across our properties. The management team is also responsible for the design of our hotels and overall product and service quality levels.

Managed Hotels

As of December 31, 2015, we operated seven hotels pursuant to long-term management agreements with third-party property owners, one hotel pursuant to a long-term management agreement with an unconsolidated joint venture in which we have a 50% ownership interest, and three hotels that we own, including Clift in San Francisco, which we lease under a long-term lease that is treated as a financing.  Terms of our management agreements vary, but we earn a management fee that is typically composed of a base management fee, which is a percentage of the revenues of the hotel, and an incentive management fee, which is based on the profits of the hotel and generally subject to a threshold. Our management agreements also generally include reimbursement for allocated chain services, typically calculated as a percentage of revenues, as well as other general reimbursables. Our hotel management agreements are generally long-term, although they may be subject to early termination in specified circumstances, or we may agree to early termination as circumstances require.

Food and Beverage Operations

We own the leasehold interests in three food and beverage venues at Mandalay Bay in Las Vegas, which are managed by our former subsidiary, The Light Group (“TLG”), and are being operated pursuant to 10-year operating leases with an MGM affiliate.  We pay minimum annual lease payments and a percentage rent based on cash flow.

 Sales, Marketing and Public Relations

Direct sales have been an integral part of our success. We employ a sales force of approximately 120 people with multiple sales managers stationed in each of our markets, deployed by industry focus and geography. Our sales force is divided into a global sales organization and a property and regional level sales force. Our global sales organization handles the majority of our key accounts and can provide our clients with one point of contact for all brands. The property and regional level sales force has responsibility for sourcing business for their respective hotels and regions. Our sales efforts are designed to be proactive and direct and are focused on building success in the transient, leisure, corporate business travel, group and consortia markets. We believe these segments are key to our competitiveness in the market. Unlike many hotel companies, our sales force is trained to sell the “experience,” not simply the rate. By branding the “experience,” we showcase the kind of creativity that happens inside our hotels, and we believe that our guests come to us for much more than just a room or a bed. Our objective is to create differentiation by selling an “experience” and brand. Our core corporate business comes from the financial services, entertainment, advertising and public relations, technology, and fashion industries.

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

Over the past year, we continued to enhance and reinvest in our website, www.morganshotelgroup.com, and our digital marketing efforts. We continue to expand our social media presence and to engage our followers through these platforms with more targeted emails, mobile messaging, and digital partnerships.  The content of our website is not part of this report.

Competition

We believe competition in the hospitality industry reflects a highly fragmented group of owners and operators offering a wide range of quality and service levels. Our hotels compete with other hotels, as well as alternative lodging companies, such as privately-

owned residential room and accommodation rentals, in their respective locations that operate in the same segments of the hospitality market. These segments consist of traditional hotels in the luxury sector and boutique hotels in the same local area. Competitive factors include name recognition, pricing, quality of service, convenience of location, quality of the property, and range and quality of food and beverage services and amenities offered.  Our competitors generally also have more established and broader reaching guest loyalty programs which may enable them to attract more customers and more effectively retain guests.  We compete by providing a differentiated combination of location, design, amenities and service. We are constantly striving to enhance the experience and service we are providing for our guests and have a continuing focus on improving our customer experience.

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

Employees

As of December 31, 2015, we employed approximately 2,700 individuals, approximately 28.4% of whom were represented by labor unions. We believe relations with our employees are positive.

Government Regulations

We are subject to numerous foreign, federal, state and local government laws and regulations, including those relating to the preparation and sale of food and beverages, building and zoning requirements, environmental requirements, safety, data privacy, consumer protection, general business license and permit requirements, antitrust and anti-corruption laws and regulations in the various jurisdictions in which we manage, franchise, license and own properties. We are also subject to laws governing our relationships with employees, including minimum wage requirements, overtime, working conditions, hiring and firing, non-discrimination for disabilities and other individual characteristics, work permits and benefit offerings. Also, our ability to expand our existing properties may be dependent upon our obtaining necessary building permits or zoning variances from local authorities. Compliance with these various laws and regulations can affect the revenues and profits of properties managed, franchised, licensed or owned and could adversely affect our operations. We believe that our businesses are conducted in substantial compliance with applicable laws and regulations.

Environmental Compliance

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

The properties we operate are also subject to national, state, and local laws and regulations that relate to protecting the environment including requirements that address health and safety; the use, management, and disposal of hazardous substances and wastes; and emission or discharge of wastes or other materials. From time to time, we or third-party owners may be required to manage, abate or remove mold, lead or asbestos-containing materials at our properties. We believe that our properties and operations are in compliance, in all material respects, with all applicable environmental regulations.  Compliance with such provisions has not materially impacted our capital expenditures, earnings, or competitive position, and we do not anticipate that it will have a material impact in the future. However, additional operating costs and capital expenditures could be incurred if additional or more stringent requirements are enacted in the future.

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

Our trademarks include, without limitation, Morgans Hotel Group®, Morgans®, Clift Hotel®, Delano®, Hudson®, Mondrian®, Sanderson®, St Martins®, St Martins Lane Hotel®, Agua®, Agua Baby®, Agua Bath House®, Agua Home®, Henry®, Hudson Common®, Redwood Room®, Rose Bar™, The Florida Room Delano (and design)™, Skybar®, Mondrian Skybar®, Velvet Room™, Mister H®, Morgans Original™;, Morgans Originals™,  A Morgans Original®, Atrium, A Morgans Original™, Back of House®, Bricktop's®, Agua At Mondrian®, Dandelyan®, Delano South Beach™, FDR®, Hudson A Morgans Original™,  Isola Trattoria And Crudo Bar®,  Morgans Hotel Group Originals™, Rumpus Room®, Sanderson Hotel®, Skybar At Delano®,  Skybar At Mondrian®, Suka®, Tequila Park®, and Wardroom®.

The majority of these trademarks are registered in the United States or the European Community. Certain of these trademarks are also registered in Australia, Colombia, Morocco, Panama, Spain, Canada, France, the United Kingdom, Argentina, Mexico, China, Lebanon, Italy, Turkey, the United Arab Emirates and Russia.  We are currently seeking registration of several of our trademarks in Russia, the United Kingdom, India, China, Brazil, the Bahamas, Indonesia, Egypt, Japan, Vietnam, Qatar and Turkey.  We are also seeking registration of the Delano trademark in Bahrain, Israel, Japan, Jordan, Kuwait, Malaysia, New Zealand, Oman, Pakistan, Philippines, Saudi Arabia, Singapore, South Africa, Switzerland, and Thailand, among other countries. Our trademarks are very important to the success of our business and we actively enforce, maintain and protect these marks.

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

Risks Related to Our Business

Financing and Liquidity Risks

To service our obligations under our debt and preferred equity instruments, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our obligations under our debt and preferred equity instruments could materially harm our business, financial condition and results of operations.

As of December 31, 2015, we had approximately $606.4 million of consolidated outstanding debt and capital lease obligations, and $75.0 million of outstanding Series A preferred securities, which have accrued and unpaid dividends of $55.6 million.  Our near term consolidated outstanding debt obligation consisted of nonrecourse mortgage and mezzanine loans in the then aggregate principal amount of $450.0 million, secured by mortgages encumbering Delano South Beach and Hudson (collectively, the “Hudson/Delano 2014 Mortgage Loan”).  Additionally, as of December 31, 2015, we had $50.1 million of junior subordinated trust preferred notes issued by our operating company and guaranteed by us (the “Trust Preferred Notes”), which mature in October 2036.

Our ability to pay interest and dividends on, and the outstanding balances of, these obligations, along with our other outstanding debt and capital lease obligations, will primarily depend upon our ability to monetize our owned hotels, discussed below, and our future operating performance.

As a result of the $28.2 million prepayment of outstanding debt under the Hudson/Delano 2014 Mortgage Loan in February 2016, the maturity of the remaining $421.8 million of outstanding debt was extended to February 9, 2017.  We have two remaining one-year extension options that will permit us to extend the maturity date to February 9, 2019, if certain conditions are satisfied at the respective extension dates, including the achievement of a debt yield of 7.75% for the first extension and 8.00% for the second extension. To the extent we decide to further extend the maturity date of the debt outstanding under the Hudson/Delano 2014 Mortgage Loan, we may need to prepay the Hudson/Delano 2014 Mortgage Loan in an amount necessary to achieve the applicable debt yield.  Additionally, each of the remaining extension options also requires the payment of an extension fee in an amount equal to 0.25% of the then outstanding principal amount under the Hudson/Delano 2014 Mortgage Loan.  Based on our trailing 12 month cash flow through December 31, 2015, we currently estimate that we would be required to prepay approximately $27.0 million of outstanding debt under the Hudson/Delano 2014 Mortgage Loan by February 9, 2017 and pay an approximately $1.0 million extension fee in order to extend the maturity date of the debt outstanding under the Hudson/Delano 2014 Mortgage Loan to February 9, 2018.  Our internally generated cash may be inadequate to pay any necessary amount to meet the 7.75% debt service yield and the required 0.25% extension fee to extend the Hudson/Delano 2014 Mortgage Loan in February 2017.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Debt” for more information about the Hudson/Delano 2014 Mortgage Loan.

Our Series A preferred securities currently have a dividend rate of 10% per annum, which will increase to a 20% per annum effective October 16, 2016.  We have the option to accrue any and all dividend payments.  The cumulative accrued and unpaid dividends have a dividend rate equal to the then applicable dividend rate on the Series A preferred securities. As of December 31, 2015, we have not declared any dividends on our Series A preferred securities.  We have the option to redeem any or all of the Series A preferred securities at any time at a redemption price equal to the sum of (i) $1,000 per security and (ii) the accumulated and unpaid dividends to the redemption date. Our internally generated cash may be inadequate to redeem the outstanding Series A preferred securities should we elect to redeem them prior to the dividend rate increase in October 2016.  If we continue to accrue dividend payments, including following the increase of the dividend rate to 20% per annum, the value of the Company attributable to holders of our common stock may decline and, if a sale of the Company or other monetization event were to occur, less value, if any, will be available to the holders of our common stock.  See “Risks Related to Our Organization and Corporate Structure” and note 11 of our consolidated financial statements for more information about our Series A preferred securities.

In addition, in the event we were to undertake a transaction that was deemed to constitute a transfer of our assets substantially as an entirety within the meaning of the indenture governing the Trust Preferred Notes, and the holders of the Trust Preferred Notes exercise their right to accelerate payment of the Trust Preferred Notes, we would be required to repay the Trust Preferred Notes prior to their maturity.  In such an event, there can be no assurance that we would have sufficient cash to pay the holders of the Trust Preferred Notes or, alternatively, be able to obtain the necessary consents from the holders of the Trust Preferred Notes in connection with such transfer, and any failure to do so would have an adverse effect, which could be material, on our business, financial condition and results of operations.  We cannot assure investors that the sale of the Hudson and Delano South Beach hotels will not be deemed to constitute a transfer of our assets substantially as an entirety within the meaning of the trust preferred indenture.  See “Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations—Debt” for more information about the Trust Preferred Notes.

We intend to generate liquidity to meet our obligations through the monetization of our owned real estate assets and on December 7, 2015, we retained a leading hotel brokerage firm to market the Hudson and Delano South Beach hotels.  See “—We face risks associated with the monetization of the Hudson and Delano South Beach hotels.”  We cannot predict whether we will be able to sell either Hudson or Delano South Beach for the price or on the terms desired by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. While we currently expect to complete the process during the second quarter of 2016, we cannot assure you that a transaction will be completed on that timeline, if at all.

If our internally generated cash, including cash received through the monetization of our owned real estate assets, if any, is not sufficient to satisfy our obligations to extend or repay the Hudson/Delano 2014 Mortgage Loan in February 2017 or redeem the outstanding Series A preferred securities and accrued dividends, or pay amounts that may become due as the result of an acceleration in payment of the Trust Preferred Notes, if any, we may have to undertake alternative financing plans, such as refinancing or restructuring these obligations, reducing or delaying capital investments or seeking to raise additional capital, if available to us. Our ability to restructure or refinance these obligations will depend on general economic conditions, the condition of the capital markets and our operating results and financial condition at such time, much of which is beyond our control. Any restructuring or refinancing of these obligations could be at higher interest or dividend rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future instruments may restrict us from adopting some of these alternatives, which in turn could exacerbate the effects of any failure to generate sufficient cash flow to satisfy our obligations. Our inability to generate sufficient internally generated cash, including through the monetization of our owned real estate assets, to satisfy our obligations under our debt and Series A preferred securities, or to restructure or refinance these obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, financial condition and results of operations.

We face risks associated with the monetization of the Hudson and Delano South Beach hotels.

We intend to generate liquidity to meet our obligations, including in respect of both the Hudson/Delano 2014 Mortgage Loan and our Series A preferred securities, through the monetization of the Hudson and Delano South Beach hotels. We cannot predict whether we will be able to sell either of the Hudson or Delano South Beach hotels for the prices or on the terms desired by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us and/or sufficient to satisfy our obligations under the Hudson/Delano 2014 Mortgage Loan and in respect to the Series A preferred securities. While we currently expect to complete the process during the second quarter of 2016, we cannot assure you that a transaction will be completed on that timeline, if at all.

The process of marketing the Hudson and Delano South Beach hotels, including the identifications of potential buyers and the negotiation of the terms of, and documentation relating to, such transactions, will require significant time and attention on the part of our senior management, and may divert management’s attention from our day-to-day operations, which could have an adverse effect, which could be material, on our business, financial condition and results of operations. In addition, uncertainty about the monetization of the Hudson and Delano South Beach hotels may have an adverse effect on us. These uncertainties may impair our ability to attract and retain key personnel or make it more difficult to attract new management agreements and franchise or license agreements until the process is complete.

If the monetization of Hudson and Delano South Beach is not completed, we will have to revisit our strategic plan and will need to consider other alternatives to generate liquidity to meet our obligations. No assurance can be given whether we would be able to successfully restructure our obligations or raise capital or other financing in such circumstances or, if so, under what terms.

The terms of our outstanding debt and preferred equity instruments place restrictions on us and our subsidiaries and these restrictions could reduce our operational flexibility.

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

The indenture governing the Trust Preferred Notes includes limitations on our ability to sell all or substantially all of our assets and engage in mergers, consolidations and certain acquisitions. These covenants may restrict our ability to consolidate or merge into any other person or convey, transfer or lease our properties and assets substantially as an entirety to any person and any other person’s ability to consolidate with or merge into us or convey, transfer or leases its properties and assets substantially as an entirety to us. These covenants may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders or cause us to accelerate payment of the Trust Preferred Notes, as discussed above.

In addition, the instruments governing our Series A preferred securities provide the holders with certain consent rights over certain transactions and other corporate actions. See “—Risks Related to Our Organization and Corporate Structure—The Yucaipa Investors, who own our Series A preferred securities and warrants to purchase our common stock, may have interests that are not aligned with yours and will have substantial influence over the vote on key matters requiring stockholder approval.”

 If we were required to make payments under the “bad boy” nonrecourse carve-out guarantees that we have provided in connection with certain mortgages and related mezzanine loans, our business and financial results could be materially adversely affected.

We have provided standard “bad boy” nonrecourse carve-out guarantees in connection with certain leases, mortgages and related mezzanine loans, which are otherwise nonrecourse to us or have agreed to indemnify joint venture partners who have provided such guarantees for our pro rata share of certain liabilities under such guarantees. See, for example, nonrecourse carve-out guarantees and other guarantees or indemnification obligations provided by us in connection with mortgage and mezzanine loans associated with Mondrian South Beach as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources—Other Liquidity Matters.”

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

However, a violation of any of the nonrecourse carve-out guaranty provisions, including fraud, misapplication of funds and other customary nonrecourse carve-out provisions, could cause the debt to become fully recourse to us.

We have incurred substantial losses and have a significant net deficit and may continue to incur losses in the future.

We reported pre-tax net losses of $28.1 million, $48.6 million, and $43.4 million for the years ended December 31, 2015, 2014, and 2013, respectively. Our net losses primarily reflected losses related to restructuring and disposal costs, development costs, impairment charges and non-operating costs, interest expense and depreciation and amortization charges. We may continue to incur these costs in the future which could result in an increase in our net deficit and additional losses and could negatively affect our ability to service our obligations under our debt and preferred equity instruments.

Cash generated by our hotels that secures the Hudson/Delano 2014 Mortgage Loan is distributed to us only after the related debt service and certain impound amounts are paid, which could affect our liquidity and limit our ability to use funds for other corporate purposes.

Cash generated by Hudson and Delano South Beach, which secures the Hudson/Delano 2014 Mortgage Loan, is distributed to us only after certain items are paid, including, but not limited to, the payment of debt service, insurance, taxes, operating expenses, and capital expenditures. This limit on distributions could affect our liquidity and our ability to use cash generated by those hotels for other corporate purposes.

Because Clift is leased pursuant to a 99-year lease and a portion of Hudson is leases of condominium interests, we are subject to the risk that these leases could be terminated or that we could default on payments under the leases, either of which would cause us to lose the ability to operate all or a portion of these hotels.

Our rights to operate Clift in San Francisco are based upon our interest in a 99-year lease. In addition, a portion of Hudson in New York are condominium interests that are leased to us under 99-year leases. Pursuant to the terms of the leases for these hotels, we are required to pay all rent due and comply with all other lessee obligations under the leases. Any transfer, including a pledge, of our interest in a lease may require the consent of the applicable lessor and its lenders. As a result, we may not be able to sell, assign, transfer or convey our lessee’s interest in any hotel subject to a lease in the future absent consent of such third parties even if such transactions may be in the best interest of our stockholders.

The lessors may require us, at the expiration or termination of a given lease to surrender or remove any improvements, alterations or additions to the land or hotel at our own expense. The leases also generally require us to restore the premises following a casualty or taking and to apply in a specified manner any proceeds received in connection therewith. We may have to restore the premises if a material casualty, such as a fire or an act of God, occurs, the cost of which may exceed any available insurance proceeds. The termination of either of these leases could cause us to lose the ability to continue operating all or a portion of these hotels, which would materially affect our business and results of operations.

In addition, we may be unable to make payments under the leases if we are not able to operate the properties profitably. The Clift lease agreement provided for base annual rent of approximately $6.0 million per year until October 2014.  Thereafter, base rent increases by a formula tied to increases in the Consumer Price Index, with a maximum increase of 20% and a minimum increase of 10% at each five-year rent increase date. As a result of the first contractual increase, effective October 14, 2014, the annual rent increased to $7.6 million.  The lease is nonrecourse to us. Morgans Group also entered into a limited guaranty, whereby Morgans Group agreed to guarantee losses of up to $6.0 million suffered by the lessors in the event of certain “bad boy” type acts.

Operational Risks

The loss of management agreements will reduce our cash flow and may materially and adversely affect our operations and ability to execute our management agreement and brand growth strategy.

In April 2015, we lost the hotel management agreement for Mondrian SoHo and we currently expect to lose our management agreement for Shore Club in the second quarter of 2016.  Additionally, on January 28, 2016, we entered into amendments to each of the hotel management agreements relating to Royalton and Morgans, both owned by the same hotel owner.  In connection with the owner’s potential sale of each of those hotels, we agreed to allow the hotel owner to sell the hotels unencumbered by the current hotel management agreements.  Under each of the amendments, the owner has the right to terminate the hotel management agreements at any time upon at least 30 days’ prior written notice in exchange for paying us $3.5 million for each of the hotels, or $7.0 million in total, upon a termination of each agreement.  We expect to continue to manage the hotels for the owner until they are sold.

The loss and potential loss of these management agreements has and will result in a negative impact on our cash flow, which could have a material adverse effect on our business.  Furthermore, the loss of these contracts, which are not tied to our performance, may create a perception of additional uncertainty about our business, which may make it more difficult to secure new management agreements and license or franchise agreements with third-party owners, which would adversely affect our growth strategy.

Additionally, certain of our hotel management agreements and franchise or license agreements contain performance tests that stipulate certain minimum levels of operating performance. Our failure to meet the specified minimum levels of operating performance once the performance test period begins, which is generally multiple years after a hotel opens, could result in early termination of our hotel management, license or franchise agreements.

Our hotels are geographically concentrated in a limited number of cities and, accordingly, we could be disproportionately harmed by an economic downturn, increased supply, or other financial pressures in these cities or a terrorist attack or natural disaster, such as a hurricane or earthquake.

The concentration of our hotels in a limited number of cities exposes us to greater risks regarding local economic, business and other conditions than more geographically diversified hotel companies.  Morgans, Royalton, and Hudson, all located in Manhattan, represented approximately 36.3% of our total guest rooms for all the hotels we manage. An economic downturn, a natural disaster, an outbreak of a contagious disease, a terrorist attack or similar disaster in New York would likely cause a decline in the Manhattan hotel market and adversely affect occupancy rates, the financial performance of our New York hotels and our overall results of operations, which could be material. In addition, we currently operate three hotels in Miami and three hotels in London, making us susceptible to economic slowdowns and other risks in these markets, which could materially and adversely affect our business and results of operations.

Additionally, the pace of new lodging supply, especially in New York City and Miami, has increased over the past several years. In New York City and South Beach, new lodging supply impacted our hotels’ occupancy and constrained rate growth during 2015, and we expect that these trends will continue through 2016 as the new supply in these markets is absorbed.

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

In order to be successful, we must attract, engage, retain and integrate key employees and failure to do so could have a material adverse effect on our ability to manage our business.  We currently do not have a chief executive officer and we are dependent upon the services of our senior management team.

Our success depends, in large part, on our ability to attract and integrate qualified executives, including a new chief executive officer, and retain members of our senior management team.  We had an Interim Chief Executive Officer from September 2013 until May 2015 and have had no chief executive officer since May 2015. We also announced on February 25, 2016 that our Chief Operating Officer resigned, with an Interim Chief Operating Officer taking over these duties effective February 29, 2016.  Identifying, developing internally or hiring externally, training and retaining highly-qualified personnel are critical to our future, and competition for experienced employees can be intense, and made more intense for us in light of the ongoing strategic process. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package.  Failure to successfully hire key executives and other key employees, or the loss of any members of our senior management or other key employees, could have a significant impact on our operations. The loss of services of any key personnel, the inability to retain and attract qualified personnel in the future or delays in hiring may materially and adversely affect our business and results of operations.

If we are unable to maintain good relationships with third-party property owners and/or if we terminate agreements with defaulting third-party property owners, our revenues could decrease and we may be unable to maintain or expand our presence.

We earn fees for managing and franchising/licensing hotels and, since our shift in 2011 to an “asset light” strategy, we are dependent on maintaining and developing positive relationships with third-party owners and joint venture partners. Third-party developers and owners and joint venture partners are focused on maximizing the value of their investment and working with a management company that can help them maximize profitability and return on investment. The effectiveness of our management, the value of our brands, and the rapport that we maintain with our third-party owners and joint venture partners impact the likelihood of renewals of existing agreements and are also important factors for existing or new third-party owners or joint venture partners considering doing additional business with us in the future. If we are unable to maintain these relationships, we may be unable to maintain existing agreements or effectively grow our portfolio, which may have a material adverse effect on our financial position and results of operations.

We may be involved in disputes, from time to time, with the owners of the hotels that we manage and premature termination of our management agreements could hurt our financial performance.

The nature of our responsibilities under our management agreements to manage hotels that are not wholly-owned by us may be subject to interpretation and will from time to time give rise to disagreements. To the extent that such conflicts arise, we seek to resolve them by negotiation with the relevant parties. In the event that such resolution cannot be achieved, litigation may result in damages or other remedies against us. Such remedies could in certain circumstances include termination of the right to manage the relevant property, as was the case with the loss of the Mondrian SoHo management agreement in April 2015, as discussed further in “Item 3. Legal Proceedings.”  Additionally, although our hotel management, franchise and license agreements are generally long-term, they may be subject to early termination in specified circumstances, or we may agree to early termination as circumstances require.

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

Our brands and our reputation regarding the quality of our hotels and services are key to attracting guests to our properties. Incidents involving the potential safety or security of our associates or our guests, or other negative incidents involving guests, or adverse publicity relating to the geographic areas in which any of our properties are located or the hotel or travel industry generally, may harm our brands and reputation, cause a loss of consumer confidence in the industry, and materially and adversely impact our results of operations. The continued expansion of the use of social media and multiple digital platforms over recent years could increase our exposure to negative publicity that could damage our reputation and materially adversely affect our financial position.

Our success depends on the value of our name, image and brands, and if the demand for our hotels and their features decreases or the value of our name, image or brands diminishes, our business and operations could be materially and adversely affected.

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

Furthermore, a high media profile, including new digital platforms, is an integral part of our ability to shape and stimulate demand for our hotels with our target customers. A key aspect of our marketing strategy is to focus on attracting media coverage. If we fail to attract sufficient media coverage, we may need to substantially increase our advertising and marketing costs, which would adversely affect our results of operations. In addition, other types of marketing tools, such as traditional advertising and marketing, may not be successful in attracting our target customers.

Our business could be adversely affected if our public image, reputation or brands were to be diminished, including as a result of any failure to remain competitive in the areas of design, quality and service or as a result of negative social media content. If we do not maintain our hotel properties at a high level, which necessitates, from time to time, capital expenditures and the replacement of furniture, fixtures and equipment, or the owners of the hotels that we manage fail to develop or maintain the properties at our standards, the value of our name, image or brands would be diminished and our business and operations could be materially and adversely affected.

Any failure to protect our trademarks could have a negative impact on the value of our brand names and materially and adversely affect our business.

We believe that our trademarks are critical to our success. We rely on trademark laws to protect our intellectual property rights. The success of our business depends in part upon our continued ability to use our trademarks to increase brand awareness and further develop our brands in both domestic and international markets. Monitoring the unauthorized use of our intellectual property is difficult. Litigation has been and may continue to be necessary to enforce our intellectual property rights or to determine the validity and scope of the intellectual property rights of others. Litigation of this type could result in substantial costs and diversion of resources, may result in counterclaims or other claims against us and could significantly harm our results of operations. In addition, the laws of some foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States.

We cannot assure you that all of the steps we have taken to protect our trademarks in the United States and foreign countries will be adequate to prevent imitation of our trademarks by others. The unauthorized reproduction of our trademarks could diminish the value of our brands and their market acceptance, competitive advantages or goodwill, which could adversely affect our business.

In addition, there may be prior registrations or use of trademarks in the United States or foreign countries for similar or competing marks or other intellectual property rights. In all such countries it may be possible for any third-party owner of a national trademark registration or other intellectual property right to enjoin or limit our expansion into those countries or to seek damages for our use of such intellectual property in such countries. In the event a claim against us was successful and we could not obtain a license to the relevant intellectual property or redesign or rename our products or operations to avoid infringement, our business, financial condition or results of operations could be harmed. Securing registrations does not fully insulate us against intellectual property claims, as another party may have rights superior to our registration or our registration may be vulnerable to attack on various grounds.

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

Due to the concentration of our hotels in global cities, such as New York and Miami, which are frequently visited by guests from other countries, our business could be impacted by the change in the value of foreign currencies as compared to the U.S. dollar.  For example, if the value of the U.S. dollar continues to strengthen against the value of the Euro, guests from Europe may not travel to New York or Miami as frequently, and/or room rates we are able to charge international guests may be driven down, which could have a significant impact on our operating results.

We are exposed to the risks of a global market, which could hinder our ability to maintain and expand our international operations.

We currently manage hotels in the United States and the United Kingdom, have a franchise hotel in Turkey, currently plan to open a hotel in Doha in late 2016, and plan further expansion into other international markets. The success and profitability of any future international operations are subject to numerous risks and uncertainties, many of which are outside of our control, such as:

•	global economic conditions, such as economic contraction, economic uncertainty or the perception by our customers of weak or weakening economic conditions;
•	political or economic instability;
•	changes in governmental regulation;
•	trade restrictions;
•	foreign currency controls;
•	difficulties and costs of staffing and managing operations in certain foreign countries;
•	war, acts of terrorism, civil unrests, or threats and heighted travel security measures;
•	work stoppages or other changes in labor conditions;
•	taxes;
•	payments terms; and
•	seasonal reductions in business activity in some parts of the world.

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

We have high fixed costs, including certain payroll costs, property taxes and insurance costs, which we may be unable to adjust in a timely manner in response to a reduction in revenues.

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

Insurance premiums for the hospitality industry have increased significantly in recent years, and continued escalation may result in our inability to obtain adequate insurance at acceptable premium rates. A continuation of this trend would appreciably increase the operating expenses of our hotels. Additionally, our directors and officers insurance may increase in future years.

Development and Growth Risks

We may not be able to successfully compete for desirable hotel management, development, or investment opportunities.

We may not be successful in identifying or competing for new management agreements.  We compete for management agreements based primarily on the value and quality of our management services and reputation, our brand recognition, our ability and willingness to invest key money into projects, the level of our management fees, and the terms of our management agreements.  We compete with hotel operating companies, institutional pension funds, private equity investors, real estate investment trusts, owner-operators of hotels and others who are engaged in hotel operating or real estate investment activities for the operation and development of hotels. Some competitors may have substantially greater financial resources than we do, and as such, will be able to invest more or accept greater risk than we can prudently manage. In addition, our potential hotel management or development projects may find our competitors to be more attractive investors because they may have greater resources, be willing to pay more, have a more compatible operating philosophy, or better relationships with hotel franchisors, sellers or lenders.

We also have experienced challenges in securing new projects in recent years as a result of the occurrence of certain events at our corporate level, including our Board of Directors’ strategic review process, the lack of a permanent chief executive officer, and actual and threatened proxy contests.

We cannot assure you that any of our current arrangements will continue or that we will be able to enter into future collaborations, renew agreements, or enter into new agreements in the future on terms that are favorable to us.

Some of our existing and future development pipeline may not be developed into new hotels and costs to develop the pipeline may be underestimated.

We have signed management, license or franchise agreements for new hotels which are in various stages of development. The commitments of owners and developers under this pipeline of agreements and letters of intent are subject to numerous conditions.  The eventual development and construction of our pipeline not currently under construction or in the initial stages of construction, or the signing of a management agreement in the case of letters of intent, is subject to numerous risks, including, in certain cases, obtaining governmental and regulatory approvals and adequate financing. As a result, we cannot assure you that our development pipeline will be completed and developed into new hotels.

Further, we may underestimate the costs necessary to bring a development project or hotel management agreement up to the standards established for its intended market position or to develop it as a Morgans Hotel Group brand hotel or the costs to integrate it with our existing operations. Significant costs of hotel development projects could materially impact our operating results, including costs of uncompleted hotel development projects or acquisitions, as they would generally be expensed in the time period during which they are incurred. We also may incur significant costs and divert management attention in connection with evaluating and negotiating potential hotel management or development projects, including ones that we or others are subsequently unable to complete.

Disruptions in the financial markets could affect our ability and the ability of our joint venture partners, development partners, or other third-party owners to obtain capital or financing for development of properties and other purposes on reasonable terms.

As part of our strategy, we focus on seeking new management opportunities, which may entail the investment of key money and/or equity. We also may continue, through joint ventures, to acquire and develop hotel properties as suitable opportunities arise. These investments could require significant capital expenditures, especially since these properties usually generate little or no cash flow until the project’s completion. To the extent the expenditures are significant, we, our joint venture partners, our development partners or other third-party owners may rely upon the availability of debt or equity capital.

In prior years, the U.S. and global markets have experienced significant price volatility, severely diminished liquidity and credit availability and other market dislocations. These circumstances materially impacted liquidity in the financial markets, making terms for certain types of capital or financings less attractive, and in some cases resulted in the unavailability of capital or financing. In the future, weaknesses in certain areas of global economies, as well as our financial condition or the financial condition of our properties, may prevent or negatively impact our ability to access additional capital or financing for development of properties and other purposes at reasonable terms, which may cause us, our joint venture partners, or other third-party owners, to suspend, abandon or delay development and other activities and otherwise negatively affect our business. As a result, we, our joint venture partners, our development partners, or other third-party owners, may be forced to seek alternative sources of potentially less attractive capital or financing and adjust business plans accordingly. These events also may make it more difficult or costly for us to raise capital through the issuance of our common stock or preferred stock and therefore could materially adversely affect our growth strategy.

 Integration of new hotels may be difficult and may adversely affect our business and operations.

The success of any hotel management or development project or acquisition will depend, in part, on our ability to realize the anticipated benefits from integrating new hotels with our existing operations. For instance, we may manage or develop new hotels in geographic areas in which our management may have little or no operating experience and in which potential customers may not be familiar with our existing hotels, name, image or brands. Unanticipated expenses and insufficient demand could result in inferior operating results at new hotel properties as compared to those of our existing hotels, all of which could adversely affect our business.

Our success in realizing anticipated benefits and the timing of this realization depend upon the successful integration of the operations of the new hotel. This integration is a complex, costly and time-consuming process across multiple functional areas of our business including, among others, sales, marketing, information technology and branding.  We may not accomplish the integration of new hotels smoothly or successfully. The diversion of the attention of our management from our existing operations to integration efforts and any difficulties encountered in combining operations could prevent us from realizing the anticipated benefits from the new addition and could adversely affect our business and operations.

The use of joint ventures or other entities, over which we may not have full control, for hotel development projects or acquisitions could prevent us from achieving our objectives.

We have in the past, and may in the future acquire or develop hotel properties through joint ventures with third parties, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, joint venture or other entity. As of December 31, 2015, we owned our Mondrian South Beach hotel through a 50/50 joint venture.

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

As part of our growth strategy, we may seek to leverage awareness of our hotel brands by developing and/or managing non-hotel properties, such as condominium developments and other residential projects, including condominiums or apartments. For example, in August 2006, together with a 50/50 joint venture partner, we acquired an apartment building in the South Beach area of Miami Beach, Florida, which we renovated and converted into a hotel and condominium project and re-branded as Mondrian South Beach. This strategy, however, may expose us to additional risks, including our ability to complete development the property in a cost effective manner; a downturn in local residential real estate market conditions; overall project costs may significantly exceed the costs that were estimated when the project was originally undertaken, which will result in reduced returns, or even losses, from our investment; failure to attract sufficient participation in the hotel rental program by condominium hotel unit owners may result in a low hotel room inventory making it difficult to run the hotel profitably; and condominium hotel unit owners may attempt to rent their units as hotel units outside of the hotel rental program, which may result in confusion and guest relations issues and reputational damage to our brands.

Risks Related to Our Organization and Corporate Structure

The Yucaipa Investors, who own our Series A preferred securities and warrants to purchase our common stock, may have interests that are not aligned with yours and will have substantial influence over the vote on key matters requiring stockholder approval.

As of December 31, 2015, Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P., (collectively, the “Yucaipa Investors” or “Yucaipa”), held warrants to purchase 12,500,000 shares of our common stock and owned 75,000 shares of our Series A preferred securities.

For so long as the Yucaipa Investors own a majority of the outstanding Series A preferred securities, in addition to any vote or consent required by law or our certificate of incorporation, under the certificate of designations governing the Series A preferred securities, they have certain consent rights, subject to certain exceptions and limitations, over transactions (i) involving the acquisition of the Company by any third party (other than as the result of the disposition of our real estate assets where we continue to engage in the business of managing hotel properties and other real estate) or (ii) pursuant to which the Series A preferred securities are converted or otherwise reclassified into or exchanged for securities of another entity.

In addition, subject to the terms of a securities purchase agreement relating to the Series A preferred securities and warrants (the “Securities Purchase Agreement”), the Yucaipa Investors have certain consent rights over certain transactions for so long as they collectively own or have the right to purchase through the exercise of warrants (assuming a cashless exercise) 6,250,000 shares of our common stock, including, subject to certain exceptions and limitations:

•	the sale of all or substantially all of our assets to a third party;
•	the acquisition (including by merger, consolidation or other business combination) by us of a third party where the equity investment by us is $100.0 million or greater;
•

our acquisition by a third party (other than as the result of the disposition of our real estate assets where we continue to engage in the business of managing hotel properties and other real estate); or

•	any change in the size of our Board of Directors to a number below 7 or above 9.

For so long as the Yucaipa Investors collectively own or have the right to purchase through exercise of the warrants (assuming a cash exercise of such warrants) 875,000 shares of our common stock, we have agreed to use our reasonable best efforts to cause our Board of Directors to nominate and recommend to our stockholders the election of a person nominated by the Yucaipa Investors as a director of the Company and to use its reasonable best efforts to ensure that the Yucaipa Investors’ nominee is elected to our Board of Directors at each such meeting. If that nominee is not elected as a director at a meeting of stockholders, the Yucaipa Investors have certain Board of Director observer rights. Further, if we do not, within 30 days from the date of such meeting, create an additional seat on the Board of Directors and make available such seat to the nominee, the dividend rate on the Series A preferred securities increases by 4% per annum during any time that a Yucaipa Investors’ nominee is not a member of our Board of Directors.

Accordingly, the Yucaipa Investors have substantial control rights over our business and may be able to decide the outcome of key corporate decisions. The interests of the Yucaipa Investors may differ from the interests of our other stockholders, and they may cause us to take or not take certain actions with which you may disagree. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership, and we may have more difficulty raising equity or debt financing, completing the sale of assets, and/or completing a transformative corporate transaction due to the Yucaipa Investors’ significant ownership and ability to influence certain decisions.

We face risks associated with the payment of dividends and the potential redemption of our Series A preferred securities.

The Yucaipa Investors, as the holders of the Series A preferred securities are entitled to cumulative cash dividends, payable in arrears on every three-month anniversary following the original date of issuance if such dividends are declared by the Board of Directors or an authorized committee thereof, at a rate of 8% per annum until October 2014, 10% per annum until October 2016, and 20% per annum thereafter. In addition, should the Yucaipa Investors’ nominee fail to be elected to our Board of Directors, the dividend rate would increase by 4% during any time that the Yucaipa Investors’ nominee is not a director.  The current dividend rate on the Series A preferred securities is 10% per annum and is scheduled to increase to 20% per annum in October 2016.

We have the option to accrue any and all dividend payments. As of December 31, 2015, we have not declared or paid any dividends and outstanding accrued dividends totaled $55.6 million. The accrual of these dividends may have a negative impact on the value of our common stock.

We have the option to redeem any or all of the Series A preferred securities at any time at a redemption price equal to the sum of (i) $1,000 per security and (ii) the accumulated and unpaid dividends to the redemption date. While the Series A preferred securities and dividends have no stated maturity date, we are focused on repaying some or all of our outstanding Series A preferred securities along with the accrued and unpaid dividends prior to the dividend rate increasing to 20% per annum in October 2016.  We currently intend to redeem the Series A preferred securities primarily through the remaining proceeds, if any, from the monetization of Hudson and Delano South Beach after repaying the debt outstanding under the Hudson/Delano 2014 Mortgage Loan, as discussed above in “Risks Related to Our Business—Financing and Liquidity Risks,” or through a combination of asset sales and debt financing, to the extent it is available to us.  Currently, our internally generated cash is inadequate to repay the Series A preferred securities and accrued and unpaid dividends. We cannot assure you that the monetization of Hudson and Delano South Beach will produce sufficient proceeds to repay the Hudson/Delano 2014 Mortgage Loan and the Series A preferred securities or that alternative financing will be available on acceptable terms, if at all.  See note 11 to our consolidated financial statements for more information about our Series A preferred securities.

Our stock price has been and continues to be volatile.

As a result of certain events at our corporate level, including our Board of Director’s strategic review process, the lack of a permanent chief executive officer, actual and threatened proxy contests, as well as a limited amount of shares outstanding which are readily tradable in the open market and not held by large stockholders, our stock price has been extremely volatile. Our stock price may continue to fluctuate as a result of various factors, such as:

•	announcements relating to significant corporate transactions including our strategic plan and search for a permanent chief executive officer;
•	a perceived threat of or an actual proxy contest;
•	general industry and economic conditions;
•	actual or anticipated fluctuations in our quarterly and annual financial results;
•	general stock market volatility unrelated to our operating performance;
•	operating and stock price performance of companies that investors deem comparable to us;
•	our ability to generate cash flow and meet our obligations under our debt and preferred equity instruments;
•	the status of litigation against us;
•	changes in government regulation or proposals relating thereto;
•	sales or the expectation of sales of a substantial number of shares of our common stock in the public market; and
•	securities analysts' earnings projections or recommendations, third-party research recommendations, or general market conditions.

The stock market in general and the NASDAQ Global Select Market (“NASDAQ”) have experienced extreme price and volume fluctuations that may have been unrelated or disproportionate to the operating performance of the listed companies. These price fluctuations may be rapid and severe and may leave investors little time to react. Broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance.

In the past 52 weeks, the trading price of our common stock has been as low as $0.79. If the trading price of our common stock falls below $1.00 again in the future, we could be in violation of the listing requirements of NASDAQ, which could result in the delisting of our common stock by NASDAQ if not remediated. If the trading price of our common stock remained below $1.00 for 30 consecutive days or more, NASDAQ may send us a deficiency notice. Once a deficiency notice has been sent, we would have 180 days to comply with the continued listing standards. In order to be compliant, the trading price of our common stock must rise above $1.00 for at least 10 consecutive days during the 180-day period. If we were to receive a deficiency notice from NASDAQ, we can give no assurances that we would be able to regain compliance with the NASDAQ continued listing standards.

Our business could be negatively affected as a result of proxy contests and other actions of activist stockholders.

We have been subject to in the past and could be subject to future proxy contests.  Our business and our stock price could be materially and adversely affected by a proxy contest because:

•	responding to proxy contests and other actions by insurgent stockholders can be costly and time consuming;
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

We believe success by an activist stockholder in a proxy contest would materially and adversely affect our business, our prospects and stockholder value.

We are a holding company with no operations and depend upon our subsidiaries for our cash flow.

We are a holding company and we conduct all of our operations through our subsidiaries. We do not have, apart from our ownership of Morgans Group, any independent operations. Consequently, our cash flow and our ability to meet our debt service and other obligations or to pay dividends on our equity securities or make other distributions in the future will depend upon the cash flow of our subsidiaries and our subsidiaries’ payment of funds to us in the form of dividends or otherwise. The ability of Morgans Group and our other subsidiaries to pay dividends or make other payments or distributions to us will depend on their earnings, the terms of their current and future debt, tax considerations and legal and contractual restrictions on the ability to make distributions.

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

Certain provisions of our certificate of incorporation and bylaws may inhibit changes in control of our Company not approved by our Board of Directors or changes in the composition of our Board of Directors, which could result in the entrenchment of current management. These provisions include:

•	a prohibition on stockholder action through written consents;
•	a requirement that special meetings of stockholders be called by the Board of Directors;
•	advance notice requirements for stockholder proposals and director nominations;
•	limitations on the ability of stockholders to amend, alter or repeal our bylaws; and
•	the authority of the Board of Directors to issue, without stockholder approval, preferred stock with such terms as the Board of Directors may determine and additional shares of our common stock.

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

Our basis in our Owned Hotels is generally substantially less than their fair market value.

Some of the hotels which were part of our formation and structuring transactions at the time of our initial public offering in 2006 were contributed to us in tax-free transactions. Accordingly, our tax basis in the assets contributed was not adjusted in connection with our initial public offering and is generally substantially less than the fair market value of the contributed hotels as of the date of our initial public offering. We also intend to generally use the “traditional” method for making allocations under Section 704(c) of the Internal Revenue Code of 1986, as amended, as opposed to the “curative” or “remedial” method for making such allocations. Consequently, (i) our depreciation deductions with respect to our hotels will likely be substantially less than the depreciation deductions that would have been available to us had our tax basis been equal to the fair market value of the hotels as of the date of our initial public offering, and (ii) we may recognize gain upon the sale of an asset that is attributable to appreciation in the value of the asset that accrued prior to the date of our initial public offering, however, we believe we would be able to utilize available net operating losses (“NOLs”) against the potential gain from the sale of an asset.

The change of control rules under Section 382 of the Internal Revenue Code may limit our ability to use NOL carryforwards to reduce future taxable income.

We have NOL carryforwards for federal and state income tax purposes. Generally, NOL carryforwards can be used to reduce future taxable income. Our use of our NOL carryforwards will be limited, however, under Section 382 of the Internal Revenue Code (the “Code”) if we undergo a change in ownership of more than 50% of our capital stock over a three-year period as measured under Section 382 of the Code. These complex change of ownership rules generally focus on ownership changes involving stockholders owning directly or indirectly 5% or more of our stock, including certain public “groups” of stockholders as set forth under Section 382 of the Code, including those arising from new stock issuances and other equity transactions. We believe we experienced an ownership change for these purposes in April 2008, but that the resulting annual limit on our NOL carryforwards did not affect our ability to use the NOL carryforwards that we had at the time of that ownership change. Our stock is actively traded and it is possible that we will experience another ownership change within the meaning of Section 382 of the Code, measured for this purpose by including transfers and issuances of stock that took place after the ownership change that we believe occurred in April 2008. If we experienced another ownership change, the resulting annual limit on the use of our NOL carryforwards (which would equal the product of the applicable federal long-term tax-exempt rate, multiplied by the value of our capital stock immediately before the ownership change, then increased by certain existing gains recognized within 5 years after the ownership change if we have a net built-in gain in our assets at the time of the ownership change) could result in a meaningful increase in our federal and state income tax liability in future years. Whether an ownership change occurs by reason of public trading in our stock is not within our control and the determination of whether an ownership change has occurred is complex. No assurance can be given that we have not already undergone, or that we will not in the future undergo, another ownership change that would have a significant adverse effect on the value of our stock. In addition, the possibility of causing an ownership change may reduce our willingness to issue new stock to raise capital.

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

Sales of a substantial number of additional shares of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock. In addition to the possibility that we may sell shares of our common stock in a public offering at any time, we also may issue shares of common stock in connection with the warrants we issued to the Yucaipa Investors and their affiliates or grants of restricted stock or LTIP Units that we grant to our directors, officers and employees. All of these shares may be available for sale in the public markets from time to time. As of December 31, 2015, there were:

•

up to 12,500,000 shares of common stock issuable upon exercise of the warrants we issued to the Yucaipa Investors at an exercise price of $6.00 per share, utilizing a cashless exercise method only, resulting in a net share issuance;

•	248,315 shares of our common stock issuable upon exercise of outstanding options, all of which were exercisable at a weighted average exercise price of $17.15 per share;
•	913,423 LTIP Units outstanding exercisable for a total of 913,423 shares of our common stock;

•	218,529 restricted stock units outstanding and subject to vesting requirements for a total of 218,529 shares of our common stock; and
•	up to 3,810,460 shares of our common stock available for future grants under our equity incentive plans.

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

A number of factors, many of which are common to the lodging industry and beyond our control, could affect our business, including those described elsewhere in this section, as well as the following:

•	over-building of hotels in the markets in which we operate which results in increased supply and would likely adversely affect occupancy and revenues at our hotels;
•	increased consumer preference for privately held lodging accommodations;
•	changes in the desirability of particular locations or travel patterns of guests;
•	dependence on business, commercial and leisure travelers and tourism;
•	decreased airline capacity and routes;
•	travel-related accidents;
•	acts of terrorism in the markets in which we operate;
•	fear of outbreaks or actualized outbreaks of pandemic or contagious diseases;
•	dependence on group and meeting/conference business and the impact of decreased corporate budgets and spending;
•	increases in energy costs, property taxes or insurance costs;
•	increases in operating costs due to inflation and other factors that may not be offset by increased room rates;
•	changes in interest rates;
•	changes in the availability, cost and terms of financing;
•	adverse effects of worsening conditions in the lodging industry;
•	changes in laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;
•	changes in taxes and regulations that impact wages (including minimum wage increases) and benefits; and
•	risks generally associated with the ownership of hotel properties and real estate.

These factors and the resulting reputational harm could have an adverse effect on individual properties and our financial condition and results of operations as a whole.

Economic conditions may reduce demand for hotel properties and adversely affect our profitability.

The performance of the lodging industry is highly cyclical and has traditionally been closely linked with the performance of the general economy and, specifically, growth in the U.S. gross domestic product (“GDP”), employment, and investment and travel demand. We cannot predict the pace or duration of the global economic cycle or the cycles of the lodging industry. In the event conditions in the industry deteriorate or do not continue to see sustained improvement, or there is an extended period of economic weakness, our occupancy rates, revenues and profitability could be adversely affected. Furthermore, other macroeconomic factors, such as consumer confidence and conditions which negatively shape public perception of travel, may have a negative effect on the lodging industry and may adversely affect our business.

Furthermore, in an economic downturn, boutique hotels may be more susceptible to a decrease in revenues, as compared to hotels in other segments that have lower room rates, because our hotels generally target business and high-end leisure travelers. Business and high-end leisure travelers may seek to reduce travel costs by limiting travel, choosing lower cost hotels or otherwise reducing the costs of their trips. These changes could result in steep declines in average daily room rates or occupancy, or both. Profitability also may be negatively affected by the relatively high fixed costs of operating hotels such as ours, when compared to other segments of the hospitality industry.

Boutique hotels are a highly competitive segment of the hospitality industry. If we are unable to compete effectively, our business and operations will be adversely affected.

We generally compete in the “boutique” or “lifestyle” hotel segment of the hospitality industry, which we believe is highly competitive and that competition within this segment is likely to increase in the future.  Competitive factors in the hospitality industry include name recognition, pricing, quality of service, convenience of location, quality of the property, design esthetic of the property, and range and quality of food and beverage services and amenities offered.

We compete with other operators of full service hotels, including major hospitality chains with well-established and recognized brands, as well as alternative lodging companies that offer private room and accommodation rentals.  Most of the major hospitality chains are larger than we are based on the number of properties or rooms they manage, franchise or own or based on the number of geographic locations in which they operate. Our competitors generally also have more established and broader reaching guest loyalty programs and marketing channels which may enable them to attract more customers and more effectively retain such guests. Additionally, the rising popularity of privately-owned residential properties, including homes and condominiums that can be rented on a nightly, weekly or monthly could have an adverse impact on our business and operations.  Competition from these alternative lodging companies could reduce occupancy levels and room revenue at our hotels, which would harm our operations, especially in larger cities such as New York and Miami where we have a concentration of hotel rooms.

If we are unable to compete for guests effectively, we would lose market share, which could adversely affect our business and operations.

The growth of alternative reservation channels could adversely affect our business and profitability.

A significant percentage of hotel rooms for individual guests is booked through internet travel intermediaries. In most cases, we have contracts with such intermediaries and pay them various commissions and transaction fees for sales of our rooms through their systems. If such bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant concessions from us. Although we may have established agreements with many of these intermediaries that limit transaction fees for hotels, there can be no assurance that we will be able to renegotiate such agreements upon their expiration with terms as favorable as the provisions that exist today. Moreover, hospitality intermediaries generally employ aggressive marketing strategies, including expending significant resources for online and television advertising campaigns to drive consumers to their websites. As a result, consumers may develop brand loyalties to the intermediaries’ offered brands, websites and reservations systems rather than to our hotel brands. If this happens, our business and profitability may be significantly negatively impacted.

A failure to keep pace with developments in technology could impair our operations and competitive position.

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

We are exposed to risks and costs associated with protecting the integrity of internal and customer data.

Our business is reliant upon technology systems and networks, including systems and networks managed by third parties, to process, transmit and store information and to conduct many of our business activities and transactions with employees, clients, vendors and other third parties. Furthermore, we are required to comply with legal, regulatory and contractual obligations which are designed to protect personally identifiable and other information pertaining to our customers, employees, and stockholder. The integrity of our systems and networks and protection of our customers, employees, and stockholder data is critical to our business. If that data is inaccurate or incomplete, we could make faulty decisions.

The information, security, and privacy requirements imposed by governmental regulations and the requirements of the payment card industry are also increasingly demanding, in both the United States and other jurisdictions where we operate. Our systems and the systems maintained or used by our owners, franchisees, licensees, vendors and service providers may not be able to satisfy these changing requirements and employee and customer expectations, or may require significant additional investments or time in order to do so. Significant actual or potential theft, loss, fraudulent use or misuse of customer, employee or stockholder data by non-compliance with our contractual or other legal obligations regarding such data, or a violation of our privacy policies with respect to such data, may result in fines, damage to our reputation, litigation or regulatory actions against us and transfer of information may have a material adverse impact on our business, financial condition or results of operations.

We are subject to numerous laws, regulations, and contractual obligations designed to protect personal information, including foreign data protection laws, various U.S. federal and state laws, and credit card industry security standards and other applicable information privacy and security standards.  Compliance with changes in applicable privacy regulations may increase our operating costs and violations of any applicable privacy regulations may lead to costly fines or litigation which may have a material adverse impact on our business.

Cyber-attacks could have a disruptive effect on our business.

Efforts to hack or breach security measures, failures of systems or software to operate as designed or intended, viruses, operator error, or inadvertent releases of data may materially impact our, including our owners’, franchisees’, licensees’, or service providers’, information systems and records.  The hospitality industry is under increasing attack by cyber-criminals in the U.S. and other jurisdictions in which we operate.

We have implemented security measures designed to protect against such breaches of security. Despite these measures, we cannot be sure that our systems and networks will not be subject to breaches or interference. The size and complexity of our information security systems, and those of our third-party vendors and business partners with whom we contract, make such systems potentially vulnerable to security breaches from inadvertent or intentional actions by our employees or vendors, or from attacks by malicious third parties. The frequency of third party cyber-attacks in the hospitality industry have increased in recent years.  Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise.  Furthermore, given the ever-changing tactics used by cyber criminals, there can be no assurance that a compromise of our systems would be discovered promptly.  A successful attack or other security breach could result in unauthorized access to or the disclosure or loss of customer, stockholder, employee or other data, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure and damage to our business. We have, in the past, been subject to systems, network and data breaches, including breaches that resulted in unauthorized access to customer data. There can be no assurance that such incidents will not occur again. Although we carry cyber-risk insurance that is designed to protect us against these risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in connection with cyber-attacks, security breaches, and other related breaches.

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

Our information technology systems are vulnerable to damage or interruption from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, hackers and similar events. The occurrence of any of these unanticipated problems at any information technology facilities we manage or subscribe to, or any of our call centers could cause interruptions or delays in our business or loss of data, or render us unable to process reservations.

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

The hotel business is capital intensive and requires capital improvements to remain competitive.

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

In addition, renovations and other capital improvements to our hotels may be expensive and may require us to close all or a portion of the hotels to customers during such renovations, affecting occupancy and average daily rate. These capital improvements may give rise to additional risks such as cost overruns and delays, disruptions in service and room availability causing reduced demand and rates, environmental issues, among others.  As a result, capital improvement projects may increase our expenses and reduce our cash flows and our revenues. If capital expenditures exceed our expectations, this excess would have an adverse effect on our available cash.

Our hotels may be faced with labor disputes or, upon expiration of a collective bargaining agreement, a strike, which would adversely affect the operation of our hotels.

We rely heavily on our employees to provide high-quality personal service at our hotels and any labor dispute or work stoppage caused by poor relations with a labor union or the hotels’ employees could adversely affect our ability to provide those services, which could reduce occupancy and room revenue, tarnish our reputation and hurt our results of operations. Most of our employees who work at Morgans, Royalton, Hudson, and Clift are members of local labor unions. Our relationship with our employees or the union could deteriorate due to disputes relating to, among other things, wage or benefit levels or management responses to various economic and industry conditions. The collective bargaining agreement governing the terms of employment for employees working in our New York City hotels expires on June 30, 2019. The collective bargaining agreement with the unions representing the majority of the Clift employees expires in August 2018.

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

Our business and operations are heavily regulated and a failure to comply with regulatory requirements could increase our costs and may result in an adverse effect on our financial condition and business.

We are subject to numerous federal, state and local laws, and failure to comply with regulatory requirements may result in an adverse effect on our financial condition and business. Our hotel properties are subject to various laws and regulations related to our relations with employees, preparation of food and beverages, building codes and other land use regulations, taxation requirements, fire and safety requirements, and access and use by disabled persons, among others.

We are subject to laws governing our relationship with our employees in such areas as minimum wage and maximum working hours, overtime, working conditions, hiring and firing employees and work permits. We are subject to laws relating to the preparation and sale of food and beverages, including alcohol. The failure to comply with such laws could subject us to a number of adverse consequences, including fines or even suspension or revocation of liquor licenses. Also, our ability to remodel, refurbish or add to our existing properties may be dependent upon our obtaining necessary building permits from local authorities. The failure to obtain any of these permits could adversely affect our ability to increase revenues and net income through capital improvements of our properties. In addition, we are subject to the numerous rules and regulations relating to state and federal taxation. Compliance with these rules and regulations requires significant management attention. Any failure to comply with all such rules and regulations could subject us to fines or audits by the applicable taxation authority.

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

We, our hotel owners and our licensees carry insurance from solvent insurance carriers that we believe is adequate for foreseeable losses and with terms and conditions that are reasonable and customary within the hospitality industry. Market forces beyond our control may nonetheless limit the scope of the insurance coverage we, our owners, or our licensees can obtain, or our or their ability to obtain coverage at reasonable rates. Certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, or terrorist acts, may be uninsurable or not economically insurable, or may be subject to insurance coverage limitations, such as large deductibles or co-payments. Uninsured and underinsured losses could harm our financial condition and results of operations. We could incur liabilities resulting from loss or injury to our hotels or to persons at our hotels. Claims, whether or not they have merit, could harm the reputation of a hotel and cause us to incur expenses to the extent of insurance deductibles, which may be high, or losses in excess of policy limitations, which could harm our results of operations.

In the event of a substantial loss, the insurance coverage that we carry, our owners carry or our licensees carry may not be sufficient to pay the full value of our financial obligations, our liabilities or the replacement cost of any lost investment or property loss. In some cases, these factors could result in an uninsured loss or a loss in excess of insured limits.  As a result, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenues, profits, management or license fee income from the property, we could remain obligated for performance guarantees in favor of third-party property owners or for their debt or other financial obligations, suffer an uninsured or underinsured property loss or we may not have sufficient insurance to cover awards of damages resulting from our liabilities.

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

The threat of terrorism may negatively impact hotel occupancy and average daily rate, due to resulting disruptions in business and leisure travel patterns and concerns about travel safety. Hotels in major metropolitan areas, such as New York and London, which represented approximately 58.5% of our total guest rooms for all the hotels we managed at December 31, 2015, may be particularly adversely affected due to concerns about travel safety. The possibility of future attacks may hamper business and leisure travel patterns and, accordingly, the performance of our business and our operations.

Seasonal variations in revenue at our hotels can be expected to cause quarterly fluctuations in our revenues.

The hospitality industry is seasonal in nature. This seasonality can be expected to cause quarterly fluctuations in our revenues. Our revenue is generally highest in the second and fourth quarters. Our quarterly earnings may also be adversely affected by factors outside our control, including weather conditions and poor economic conditions. As a result, we may have to enter into short-term borrowing arrangements, assuming such arrangements are available to us at all or on acceptable terms to us, in certain quarters in order to offset these fluctuations in revenues.

Environmental laws and regulations could increase our compliance costs and liabilities and adversely affect our financial condition and results of operations.

Our operations and the properties we develop, own and manage are subject to extensive environmental laws and regulations of various federal, state, local and foreign governments, including requirements addressing health and safety, the use, management and disposal of hazardous substances and wastes, discharge of waste materials into the environment and air emissions.

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

Hotel Properties

Set forth below is a summary of certain information related to hotel properties operated by Morgans Hotel Group as of December 31, 2015.  The table below does not include information related to hotels we franchise or license:

					Number		Twelve Months
		Year	Interest		of		Ended December 31, 2015
Hotel	City	Opened	Owned		Rooms		ADR(1)	Occupancy(2)	RevPAR(3)
Owned Hotels:
Hudson	New York	2000	100%	(4)	878	(4)
Delano South Beach	Miami	1995	100%		194
Clift	San Francisco	2001		(5)	372
Operating Statistics for Owned Hotels (6)							$258	87.6%	$226
Managed Hotels:
Mondrian South Beach	Miami	2008	50%	(7)	220	(7)
Shore Club	Miami	2001	—	(8)	308
Morgans	New York	1984	—	(9)	117
Royalton	New York	1988	—	(9)	168
Mondrian Los Angeles	Los Angeles	1996	—	(9)	236
St Martins Lane	London	1999	—	(10)	204
Sanderson	London	2000	—	(10)	150
Mondrian London	London	2014	—	(10)	359
System-wide Comparable (11)							$271	83.7%	$227

Comparable Hotel Operating Statistics by Region:
New York Comparable Hotels (12)							$232	88.9%	$207
West Coast Comparable Hotels (13)							$282	90.0%	$254
Miami Comparable Hotels (14)							$339	69.5%	$236
United States Comparable Hotels (15)							$271	83.7%	$227

(1)	Average daily rate (“ADR”)
(2)	Average daily occupancy
(3)

Revenue per available room (“RevPAR”) is the product of ADR and average daily occupancy. RevPAR does not include food and beverage revenues or other hotel operations revenues such as telephone, parking and other guest services.

(4)

We own 100% of Hudson through our subsidiary, Henry Hudson Holdings LLC, which is part of a property that is structured as a condominium, in which Hudson constitutes 96% of the square footage of the entire building. As of December 31, 2015, Hudson has 878 guest rooms and 60 SROs. Each SRO is for occupancy by a single eligible individual. The unit need not, but may, contain food preparation or sanitary facilities, or both. SROs remain from the prior ownership of the building and we are by statute required to maintain these long-term tenants, unless we get their consent, as long as they pay us their rent. Certain of our subsidiaries, including Henry Hudson Holdings LLC, Hudson Leaseco LLC, the lessee of our Hudson hotel, and certain related entities and lessees are required by the terms of the non-recourse indebtedness related to Hudson to maintain their status as “single purpose entities.” As such, their assets, which are included in our consolidated financial statements, are not available to satisfy the indebtedness or other obligations of our other subsidiaries.

(5)	Clift is operated under a long-term lease, which is accounted for as a financing.
(6)	Owned Hotels includes all hotels that we both own and operate, which for the year ended December 31, 2015 includes Hudson, Delano South Beach, and Clift.
(7)

Operated as a condominium hotel under a management contract and owned through a 50/50 unconsolidated joint venture. As of December 31, 2015, 276 hotel residences have been sold, of which 161 were in the hotel rental pool and are included in the hotel room count, and 59 hotel residences remain to be sold, all of which are in the hotel program.

(8)

Operated under a management contract. As of December 31, 2015, we have an immaterial contingent profit participation equity interest in Shore Club. We expect to no longer manage Shore Club during the second quarter of 2016.

(9)	Operated under a management contract.
(10)

Operated under a management contract. The currency translation is based on an exchange rate of 1 British pound = 1.53 U.S. dollars, which is an average monthly exchange rate provided by www.oanda.com for the last twelve months ended December 31, 2015.

(11)

System-Wide Comparable Hotels includes all Morgans Hotel Group hotels that we operate except for hotels added or under major renovation during the current or the prior year, development projects and hotels we no longer manage. System-Wide Comparable Hotels for the year ended December 31, 2015 excludes Sanderson and St Martins Lane, which were both under renovation in 2014, and Mondrian London, which opened on September 30, 2014.

(12)

New York Comparable Hotels includes all hotels that we operate in New York City, except for hotels added or under major renovation during the current or the prior year, development projects and hotels we no longer manage. New York Comparable Hotels for the year ended December 31, 2015 includes Hudson, Morgans, and Royalton.

(13)

West Coast Comparable Hotels includes all hotels that we operate on the Western coast of the United States except for hotels added or under major renovation during the current or the prior year, development projects and hotels we no longer manage. West Coast Comparable Hotels for the year ended December 31, 2015 includes Mondrian Los Angeles and Clift.

(14)

Miami Comparable Hotels includes all hotels that we operate in the Miami area of Florida, except for hotels added or under major renovation during the current or the prior year, development projects and hotels we no longer manage. Miami Comparable Hotels for the year ended December 31, 2015 includes Delano South Beach, Shore Club and Mondrian South Beach.

(15)

United States Comparable Hotels includes all hotels that we operate in the United States, except for hotels added or under major renovation during the current or the prior year, development projects and hotels we no longer manage. United States Comparable Hotels for the year ended December 31, 2015 includes Hudson, Morgans, Royalton, Mondrian Los Angeles, Clift, Delano South Beach, Mondrian South Beach and Shore Club.

Owned Operations

Owned Hotels

The information below reflect the results of operations of our Owned Hotel properties.

Hudson

Overview

Opened in 2000, Hudson is our largest hotel, with 878 guest rooms and suites as of December 31, 2015, including two ultra-luxurious accommodations — a 3,355 square foot penthouse with a landscaped terrace and an apartment with a 2,500 square foot tented terrace. The hotel, located only a few blocks away from Columbus Circle, Time Warner Center and Central Park, has numerous food and beverage offerings.

Hudson’s numerous food and beverage offerings include Hudson Commons, a modern-day beer hall and burger joint, the Library Bar, which is reminiscent of an old English club or drawing room with a fireplace and billiards, Private Park, Hudson Bar, and Hudson Terrace.

We own a fee simple interest in Hudson, which is part of a property that is structured as a condominium, in which Hudson constitutes 96% of the square footage of the entire building. Hudson has a total of 928 rooms, comprised of 878 guest rooms and 60 SROs as of December 31, 2015. Each SRO is for occupancy by a single eligible individual. The unit need not, but may, contain food preparation or sanitary facilities, or both. SROs remain from the prior ownership of the building and we are by statute required to maintain these long-term tenants, unless we get their consent to terminate the lease, as long as they pay us their rent.

The hotel is subject to mortgage and mezzanine indebtedness as more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt.”  As discussed above, we are currently marketing Hudson for sale.

Selected Financial and Operating Information

The following table shows selected financial and operating information for Hudson:

	Year Ended December 31,
	2015	2014	2013	2012	2011
Selected Operating Information:
Occupancy	90.2%	90.9%	89.0%	74.9%	88.0%
ADR	$213	$229	$236	$234	$220
RevPAR	$192	$208	$210	$175	$194
Selected Financial Information (in thousands):
Room Revenue (1)	$61,660	$65,860	$66,207	$53,141	$58,627
Total Revenue (1)	80,139	84,823	81,107	61,948	72,736
Depreciation (1)	11,041	11,443	11,461	8,472	8,223
Operating Income (1)	7,700	10,345	9,391	2,520	5,919
EBITDA (1) (2)	18,741	21,788	20,851	10,992	14,142

(1)	Hudson was under major renovations beginning in late 2011 throughout 2012.
(2)

Amount represents earnings before interest, taxes, depreciation and amortization (“EBITDA”).  We consider EBTIDA to be a key performance indicator used by management when evaluating our performance, as discussed further in “Part II — Item 6. Selected Financial Data.”

Delano South Beach

Overview

Opened in 1995, Delano South Beach has 194 guest rooms, suites and lofts and is located in the heart of Miami Beach’s fashionable South Beach Art Deco district. The hotel features an “indoor/outdoor” lobby, the Water Salon and Orchard (which is Delano South Beach’s landscaped orchard and 100-foot long pool) and beach facilities. The hotel’s accommodations also include eight poolside bungalows and a penthouse and apartment. Delano South Beach’s food and beverage offerings include the restaurant, Bianca, Delano Beach Club, a poolside bar and bistro, FDR, a nightclub, and Umi Sushi & Sake Bar.  These food and beverage venues at Delano South Beach were managed by TLG from January 2012 until January 15, 2015, on which date we began managing the venues.  The hotel also features Agua Spa, a full-service spa facility. Delano South Beach also offers multi-service meeting facilities, consisting of one executive boardroom and other facilities, including a state-of-the-art media room.

We own a fee simple interest in Delano South Beach. The hotel is subject to mortgage and mezzanine indebtedness as more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt.” As discussed above, we are currently marketing Delano South Beach for sale.

Selected Financial and Operating Information

The following table shows selected financial and operating information for Delano South Beach:

	Year Ended December 31,
	2015	2014	2013	2012	2011
Selected Operating Information:
Occupancy	68.5%	70.6%	68.6%	67.6%	64.1%
ADR	$495	$520	$525	$494	$499
RevPAR	$339	$367	$360	$334	$320
Selected Financial Information (in thousands):
Room Revenue	$24,032	$26,019	$25,485	$23,722	$22,612
Total Revenue	47,347	48,231	46,950	45,294	44,478
Depreciation	4,576	4,544	4,568	4,604	4,649
Operating Income	14,704	14,882	11,855	9,240	9,052
EBITDA (1)	19,280	19,426	16,423	13,844	13,700

(1)	We consider EBTIDA to be a key performance indicator used by management when evaluating our performance, as discussed further in “Part II — Item 6. Selected Financial Data.”

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

 Our rights to operate Clift in San Francisco are based upon our interest in a 99-year lease. The lease is accounted for as a financing as more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt.”

Selected Financial and Operating Information

The following table shows selected financial and operating information for Clift:

	Year Ended December 31,
	2015	2014	2013	2012	2011
Selected Operating Information:
Occupancy	91.3%	91.1%	86.7%	77.7%	79.5%
ADR	$269	$256	$245	$240	$220
RevPAR	$246	$233	$212	$186	$175
Selected Financial Information (in thousands):
Room Revenue	$33,331	$31,618	$28,833	$25,361	$23,732
Total Revenue	45,581	44,061	42,102	37,543	36,379
Depreciation	2,584	2,590	2,947	3,077	3,133
Operating Income	7,798	5,144	4,063	2,705	2,130
EBITDA (1)	10,382	7,734	7,010	5,782	5,263

(1)	We consider EBTIDA to be a key performance indicator used by management when evaluating our performance, as discussed further in “Part II — Item 6. Selected Financial Data.”

Owned Food and Beverage Operations

We own three food and beverage venues subject to leasehold agreements at Mandalay Bay in Las Vegas, which we acquired in August 2012 from the former tenant. Following the TLG Equity Sale, the venues continue to be managed by TLG and operated pursuant to the 10-year operating leases our subsidiary has entered into with an MGM affiliate.

As of December 31, 2015 the Company leased and managed all but one of the Sanderson food and beverage venues.

Managed Operations

We manage hotels, including food and beverage venues, pursuant to management agreements of varying terms.

Our managed hotels as of December 31, 2015 are operated under management agreements, which contractually expire as follows:

•	Mondrian South Beach, owned through an unconsolidated joint venture — August 2026;
•	Shore Club — July 2022. See below for early termination provision;
•	Mondrian Los Angeles — May 2031 (with one 10-year extension at our option);
•	Royalton — May 2026 (with one 10-year extension at our option, subject to certain conditions.) See below for early termination provisions;
•	Morgans — May 2026 (with one 10-year extension at our option, subject to certain conditions.) See below for early termination provisions;
•	Sanderson — June 2018 (with one 10-year extension at our option);

•	St Martins Lane — June 2018 (with one 10-year extension at our option); and
•	Mondrian London — June 2039 (with two 10-year extensions at our option, subject to certain conditions).

Together with the third party owners of Shore Club, we amended the Shore Club hotel management agreement to terminate our management of the hotel effective in the second quarter of 2016.  We will continue to manage Shore Club in accordance with the terms of the management agreement until the termination date becomes effective.  Upon termination, we expect to receive a termination fee of approximately $3.0 million.

On January 28, 2016, we entered into amendments to each of the hotel management agreements relating to Royalton and Morgans, both owned by the same hotel owner.  In connection with owner’s potential sale of each of those hotels, we agreed to allow the owner to sell the hotels unencumbered by the current hotel management agreements.  Under each of the amendments, the hotel owner has the right to terminate the hotel management agreements at any time upon at least 30 days’ prior written notice in exchange for paying us $3.5 million for each of the hotels, or a total of $7.0 million, upon a termination of each agreement.  We expect to continue to manage the hotels until they are sold.

We are currently subject to performance tests under certain of our hotel management agreements, which could result in early termination of certain of our hotel management agreements.  As of December 31, 2015, we are in compliance with these termination performance tests and are not exercising any contractual cure rights.  Generally, the performance tests are two part tests based on achievement of budget or cash flow and revenue per available room indices.  In addition, once the performance test period begins, which is generally multiple years after a hotel opens, each of these performance tests must fail for two or more consecutive years and we have the right to cure any performance failures, subject to certain limitations.

Licensed and Franchised Hotels

Consistent with our growth strategy and expansion of our hotel brands, we have entered into license and franchise agreements.  Delano Las Vegas, a 1,117-room hotel at Mandalay Bay, opened in early September 2014 and is operated under a license agreement with MGM.  This all-suite hotel features a unique sand-meets-water design and blends signature elements of Delano South Beach with the energy of the Las Vegas Strip. Additionally, 10 Karaköy, a 71-room Morgans Original in Istanbul, Turkey which is subject to a franchise agreement, opened in November 2014.

Development Hotels

We have also signed management agreements for various other hotels. As of December 31, 2015, these hotels, which are in various stages of development, included the following:

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

Litigation Regarding TLG Promissory Notes

On August 5, 2013, Andrew Sasson and Andy Masi filed a lawsuit in the Supreme Court of the State of New York against TLG Acquisition LLC and Morgans Group LLC relating to the $18.0 million in notes convertible into shares of our common stock at $9.50 per share subject to the achievement of certain EBITDA (earnings before interest, tax, depreciation and amortization) targets for the acquired TLG business (the “TLG Promissory Notes”), which were issued in connection with our November 2011 acquisition of 90% of the equity interests in a group of companies known as The Light Group (the “Light Group Transaction”). See note 7 of our consolidated financial statements regarding the background of the TLG Promissory Notes. The complaint alleged, among other things, a breach of contract and an event of default under the TLG Promissory Notes as a result of our failure to repay the TLG Promissory Notes following an alleged “Change of Control” that purportedly occurred upon the election of the Board of Directors on June 14, 2013. The complaint sought payment of Mr. Sasson’s $16 million TLG Promissory Note and Mr. Masi’s $2 million TLG Promissory Note, plus interest compounded to principal, as well as default interest, and reasonable costs and expenses incurred in the lawsuit. We believe that a Change of Control, within the meaning of the TLG Promissory Notes, did not and has not occurred and that no prepayments were or are required under the TLG Promissory Notes. On September 26, 2013, we filed a motion to dismiss the complaint in its entirety. On February 6, 2014, the court granted our motion to dismiss. On March 7, 2014, Messrs. Sasson and Masi filed a Notice of Appeal from this decision with the Appellate Division, First Department.  On April 9, 2015, the Appellate Division, First Department, reversed the trial court’s decision, denying the motion to dismiss and remanding to the trial court for further proceedings. We filed a motion for reconsideration at the appellate court, which was denied on July 7, 2015.  We also filed our answer to the complaint with the trial court on May 11, 2015.  On August 27, 2015, Messrs. Sasson and Masi filed a motion for partial summary judgment with the trial court and we filed our opposition to that motion on October 12, 2015.  In February 2016, the plaintiff’s partial summary judgment motion was granted. We intend to appeal.  Although the TLG Promissory Notes were repaid and retired in December 2014, this lawsuit remains pending in connection with issues related primarily to the interest rates applicable to the TLG Promissory Notes.

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

Period	High	Low
First Quarter 2014	$8.37	$7.28
Second Quarter 2014	$8.30	$7.19
Third Quarter 2014	$8.49	$7.15
Fourth Quarter 2014	$8.25	$7.30
First Quarter 2015	$8.00	$7.00
Second Quarter 2015	$7.98	$6.26
Third Quarter 2015	$7.00	$3.07
Fourth Quarter 2015	$4.09	$2.93

On March 11, 2016, the closing sale price for our common stock, as reported on the NASDAQ Global Market, was $1.63. As of March 11, 2016, there were 37 record holders of our common stock, although there is a much larger number of beneficial owners.

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

The Series A preferred securities we issued in October 2009 had an 8% dividend rate until October 2014, and have a 10% dividend rate until October 2016, and a 20% dividend rate thereafter, with a 4% increase in the dividend rate during certain periods in which the Yucaipa Investors’ nominee to our Board of Directors has not been elected as a director or subsequently appointed as a director by our Board of Directors. The cumulative unpaid dividends also have a dividend rate equal to the then applicable dividend rate on the Series A preferred securities. We have the option to accrue any and all dividend payments, and as of December 31, 2015, have not declared any dividends. As of December 31, 2015, we have undeclared dividends of approximately $55.6 million.

Performance Graph

The following graph below shows the cumulative total stockholder return of our common stock from December 31, 2010 through December 31, 2015 compared to the S&P 500 Stock Index and the S&P 500 Hotels. The graph assumes that the value of the investment in our common stock and each index was $100 at December 31, 2010. We have declared no dividends during this period. The stockholder return on the graph below is not indicative of future performance.

Comparison of Cumulative Total Return of the Company, S&P 500 Stock Index

and S&P 500 Hotels Index From December 31, 2010 through December 31, 2015

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Morgans Hotel Group Co.	$100.00	$65.05	$61.08	$89.64	$86.44	$37.16
S&P 500 Stock Index	100.00	100.00	113.40	146.97	163.71	162.52
S&P 500 Hotels Index	100.00	79.24	97.00	122.62	149.22	152.17

ITEM 6.	SELECTED FINANCIAL DATA

The following selected historical financial and operating data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K.

The following table contains selected consolidated financial data for the years ended December 31, 2015, 2014, 2013, 2012, and 2011, all of which is derived from the Company’s audited consolidated financial statements. The historical results do not necessarily indicate results expected for any future period.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except operating and per share data)
Statement of Operations Data:
Total hotel revenues	$205,669	$211,335	$208,910	$164,713	$192,449
Total revenues	219,982	234,057	235,625	189,371	206,737
Total hotel operating expense	154,442	158,460	162,068	135,060	156,670
Corporate expenses, including stock compensation	20,904	26,030	27,626	32,062	34,563
Depreciation and amortization	22,446	28,875	27,374	23,977	22,219
Total operating costs and expenses	208,112	232,605	237,535	203,733	227,743
Operating income (loss)	11,870	1,452	(1,910)	(14,362)	(21,006)
Interest expense, net	48,074	54,308	45,990	38,998	35,514
Net income (loss) from continuing operations	22,050	(50,043)	(44,150)	(56,491)	(88,442)
Income from discontinued operations	—	—	—	—	(485)
Net income (loss)	22,050	(50,043)	(44,150)	(56,491)	(87,957)
Net loss (income) attributable to noncontrolling interest	47	(681)	(5)	804	2,554
Net income (loss) attributable to Morgans Hotel Group Co.	22,097	(50,724)	(44,155)	(55,687)	(85,403)
Preferred stock dividends and accretion	(16,646)	(15,827)	(14,316)	(11,124)	(9,938)
Net income (loss) attributable to common stockholders	5,451	(66,551)	(58,471)	(66,811)	(95,341)
Net income (loss) per share attributable to common stockholders, basic and diluted	0.15	(1.95)	(1.78)	(2.13)	(3.03)
Weighted average common shares outstanding - basic	34,553	34,133	32,867	31,437	31,454
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$5,691	$(3,864)	$(3,147)	$(39,464)	$9,750
Investing activities	28,513	(18,864)	(7,389)	(61,119)	264,295
Financing activities	(1,772)	26,196	14,714	77,575	(250,440)
Non-GAAP Financial Measures:
EBTIDA (1)	$41,512	$35,006	$31,000	$10,325	$(13,496)
Adjusted EBTIDA (2)	$46,910	$55,060	$52,142	$28,656	$35,057

	As of December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Balance Sheet Data (3):
Cash and cash equivalents	$45,925	$13,493	$10,025	$5,847	$28,855
Restricted cash	12,892	13,939	22,144	21,226	9,938
Property and equipment, net	265,678	277,825	292,496	303,530	289,022
Assets held for sale, net (3)	—	34,284	41,668	46,612	51,889
Total assets	561,778	551,244	571,207	591,155	555,444
Mortgage notes payable	450,000	450,000	180,000	180,000	115,000
Debt of assets held for sale (3)	—	—	18,811	18,452	15,684
Financing and capital lease obligations	156,373	155,743	361,940	340,192	309,341
Debt and capital lease obligations, total	606,373	605,743	560,751	538,644	440,025
Redeemable noncontrolling interest	—	5,042	4,953	6,053	5,448
Preferred stock	71,025	66,724	62,004	57,755	54,143
Total MHGC stockholders’ deficit	(210,035)	(233,006)	(183,924)	(149,436)	(97,463)

Total deficit	(209,438)	(232,457)	(183,434)	(143,370)	(89,639)

(1)

We believe that earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a useful financial metric to assess our operating performance before the impact of investing and financing transactions and income taxes. It also facilitates comparison between us and our competitors. Given the significant investments that we and our joint ventures have made in the past in property and equipment, depreciation and amortization expense comprises a meaningful portion of its cost structure. We believe that EBITDA will provide investors with a useful tool for assessing the comparability between periods because it eliminates depreciation and amortization expense attributable to capital expenditures.

The use of EBITDA and Adjusted EBITDA, discussed below, has certain limitations. Our presentation of EBITDA and Adjusted EBITDA may be different from the presentation used by other companies and therefore comparability may be limited. Depreciation expense for various long-term assets, interest expense, income taxes and other items have been and will be incurred and are not reflected in the presentation of EBITDA or Adjusted EBITDA. Each of these items should also be considered in the overall evaluation of our results. Additionally, EBITDA and Adjusted EBITDA do not reflect capital expenditures and other investing activities and should not be considered as a measure of our liquidity. We compensate for these limitations by providing the relevant disclosure of its depreciation, interest and income tax expense, capital expenditures and other items in its reconciliations to its financial measures in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and/or in its consolidated financial statements, all of which should be considered when evaluating its performance. The term EBITDA is not defined under U.S. GAAP and EBITDA is not a measure of net income, operating income, operating performance or liquidity presented in accordance with U.S. GAAP. In addition, EBITDA is impacted by reorganization of businesses and other restructuring-related charges. When assessing our operating performance, you should not consider this data in isolation, or as a substitute for our net income, operating income or any other operating performance measure that is calculated in accordance with U.S. GAAP.

(2)

Management has historically used Adjusted EBITDA when evaluating the operating performance for the entire Company as well as for individual properties or groups of properties because it believes our core business model is that of an owner and operator of hotels, and the inclusion or exclusion of certain items is necessary to provide the most accurate measure of on-going core operating results and to evaluate comparative results period over period.  As such, Adjusted EBITDA excludes other non-operating expense (income) that does not relate to the on-going performance of our assets.  We exclude the following items from EBITDA to arrive at Adjusted EBITDA:

•

Other non-operating expenses, such as costs, associated with discontinued operations and previously owned hotels, both consolidated and unconsolidated, transaction costs related to business acquisitions, changes in the fair value of debt and equity instruments, miscellaneous litigation and settlement costs and proceeds, and other expenses that relate to our financing and investing activities;

•

Restructuring and disposal costs, which include expenses incurred related to our corporate restructuring initiatives, such as professional fees, litigation and settlement costs, executive terminations and severance costs related to such restructuring initiatives, proxy contests, and gains or losses on asset disposals as part of major renovation projects or restructuring;

•

Development costs, including transaction costs related to the acquisition or termination of projects, internal development payroll and other costs and pre-opening expenses incurred related to new concepts at existing hotel and the development of new hotels, and the write-off of abandoned development projects previously capitalized;

•

Impairment losses on development projects and unconsolidated joint ventures.  We may incur additional non-cash impairment charges related to assets under development, wholly-owned assets, or its investments in joint ventures, including impairment related to uncollectible receivables from development projects and unconsolidated joint ventures;

•

EBITDA related to hotels and food and beverage entities reported as discontinued operations to more accurately reflect the operating performance of assets in which we expect to have an ongoing direct or indirect ownership interest;

•	Stock based compensation expense, which is non-cash; and
•	Gains or losses recognized on asset sales and disposed assets.

A reconciliation of net loss, the most directly comparable U.S. GAAP measure, to EBITDA and Adjusted EBITDA for each of the respective periods indicated is as follows:

	As of December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Net income (loss) attributable to Morgans Hotel Group Co.	$22,097	$(50,724)	$(44,155)	$(55,687)	$(85,403)
Interest expense, net	48,074	54,308	45,990	38,998	35,514
Income tax (benefit) expense	(50,194)	1,481	716	776	929
Depreciation and amortization expense	22,446	28,875	27,374	23,977	22,219
Proportional share of interest expense from unconsolidated joint ventures	1,896	4,598	6,311	5,691	8,213
Proportional share of depreciation expense from unconsolidated joint ventures	705	1,567	1,944	2,288	6,230
Net income attributable to noncontrolling interest	(61)	(111)	(988)	(1,758)	(2,757)
Proportional share of (loss) income from unconsolidated joint ventures not recorded due to negative investment balances	(3,451)	(4,988)	(6,192)	(3,960)	1,559
EBITDA	$41,512	$35,006	$31,000	$10,325	$(13,496)
Other non-operating (income) expense	(1,990)	3,735	2,726	3,908	4,632
Other non-operating expense from unconsolidated joint ventures	1,086	1,652	1,892	5,265	24,211
Restructuring and disposal costs	6,571	14,531	11,451	6,851	8,575
Development costs	663	4,709	2,987	5,783	5,716
Impairment loss on receivables and other assets from unconsolidated joint ventures and managed hotels	6,978	—	6,029	—	—
Stock based compensation expense	2,044	3,447	4,077	4,513	9,082
Gain on asset sales	(9,954)	(8,020)	(8,020)	(7,989)	(3,178)
Income from discontinued operations	—	—	—	—	(485)
Adjusted EBITDA	$46,910	$55,060	$52,142	$28,656	$35,057

During 2014, we changed our definition of Adjusted EBITDA to include the operating results of Clift, an owned hotel. Management believes the inclusion of Clift, which is subject to a 99-year lease and accounted for as a financing, is a more accurate depiction of our operating results and is consistent with the Company’s presentation of Clift in accordance U.S. GAAP. Prior periods have been restated to include Clift’s operating results in Adjusted EBITDA.

We believe Adjusted EBITDA provides management and its investors with a more accurate financial metric by which to evaluate our performance as it eliminates the impact of costs incurred related to investing and financing transactions.  Internally, our management utilizes Adjusted EBITDA to measure the performance of its core on-going operations and is used extensively during its annual budgeting process.  Management also uses Adjusted EBITDA as a measure in determining the value of acquisitions, expansion opportunities, and dispositions and borrowing capacity, and evaluating executive incentive compensation.  Adjusted EBITDA is a key metric which management evaluates prior to execution of any strategic investing or financing opportunity.

We have historically reported Adjusted EBITDA to our investors and believe that this continued inclusion of Adjusted EBITDA provides consistency in our financial reporting and enables investors to perform more meaningful comparisons of past, present and future operating results and to evaluate the results of its core on-going operations.

(3)

Balance sheet data for 2014, 2013, 2012, and 2011 has been adjusted to present TLG as an asset held for sale separately from our other assets and liabilities.  In January 2015, we sold our equity ownership interest in TLG to a third party, as discussed further in note 1 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Executive Overview

On November 4, 2015, our Board of Directors announced a plan pursuant to which, we initiated a broker-marketed process for the monetization of the Hudson and Delano South Beach hotels.  Monetizing these assets is expected to further focus our business on an asset-light, brand-centered model with lower leverage.  The tax basis of these hotels is significantly less than their fair values, which would allow us to use our approximately $433.0 million of remaining Federal tax net operating loss carryforwards to offset income on these asset sales, should a sale be consummated.  We currently expect to complete the process during the second quarter of 2016.

The sale of TLG in January 2015 resulted in net proceeds of $32.8 million and, as part of the transaction, we assumed control of the food and beverage offerings from TLG at Delano South Beach.  We also retained our leasehold interests in the three Mandalay Bay restaurants, which continue to be managed by TLG.

At the start of 2015, we were party to several costly litigations which were settled throughout the year.  The largest settlement related to the foreclosure sale of Mondrian SoHo and subsequent termination of our Mondrian SoHo management agreement in April 2015 by the hotels’ new owner.  In October 2015, we entered into a settlement agreement with the mortgage lenders to the Mondrian SoHo debt and the new owner of the hotel, pursuant to which we received settlement proceeds of $10.0 million.  Additionally, during the third quarter of 2015, we settled litigation related to Mondrian Istanbul and Delano Marrakech, resulting in the receipt of an aggregate of approximately $7.8 million in cash.

We are also focused on deleveraging our balance sheet.  In February 2016, we reduced the principal balance on our Hudson/Delano 2014 Mortgage Loan by approximately $28.2 million in order to extend the maturity of this debt until February 2017.  Following this extension, we have two remaining one-year extension options that will permit us to extend the maturity date to February 9, 2019, if certain conditions are satisfied at the respective extension dates, including the achievement of a debt yield of 7.75% for the first extension and 8.00% for the second extension. The second and third extensions would also require the payment of an extension fee in an amount equal to 0.25% of the then outstanding principal amount.

As discussed further below in “Liquidity and Capital Resources,” we anticipate using any proceeds from the sale of the Hudson and Delano South Beach hotels to repay the Hudson/Delano 2014 Mortgage Loan and are focused on redemption of our outstanding Series A preferred securities and unpaid dividends, which as of December 31, 2015 had a cumulative balance of $130.6 million.

Business Overview

Morgans Hotel Group Co. is a fully integrated lifestyle hospitality company that operates, owns, licenses, and develops boutique hotels, primarily in gateway cities and select resort markets in the United States, Europe and other international locations.

The historical financial data presented herein is the historical financial data for:

•

our three Owned Hotels, consisting, as of December 31, 2015, of Hudson in New York, Delano South Beach in Miami Beach, and Clift in San Francisco (which we lease under a long-term lease that is treated as a financing), comprising approximately 1,450 rooms, and the food and beverage operations located at these hotels;

•	our Owned F&B Operations, consisting, as of December 31, 2015, of leasehold interests in the food and beverage operations located at Sanderson, in London, and Mandalay Bay in Las Vegas;
•

our unconsolidated Joint Venture Hotel, consisting, as of December 31, 2015, of Mondrian South Beach in Miami Beach, comprising approximately 220 rooms and our investment in the F&B Venture at Mondrian South Beach;

•

our seven Managed Hotels, consisting, as of December 31, 2015, of Royalton and Morgans in New York, Shore Club in Miami Beach, Mondrian in Los Angeles, and Sanderson, St Martins Lane, and Mondrian London in London, comprising approximately 1,540 rooms; and

•	our licensed hotel, as of December 31, 2015, Delano Las Vegas, comprising 1,117 rooms, and our franchised hotel, 10 Karaköy, in Istanbul, comprising 71 rooms.

Our long-term corporate strategy is to achieve growth as a boutique hotel management and brand company by leveraging our management experience and one-of-a-kind luxury brands for expansion into major gateway markets and key resort destinations in both domestic and international markets. We intend to achieve growth primarily through the pursuit of new management agreements and, in select situations where we believe third-party managers have the experience and resources to satisfy our high branding standards, through franchise or licensing agreements.

Management, Franchise, and License Agreements. Although our hotel management agreements and franchise or license agreements are generally long-term, they may be subject to early termination in specified circumstances, or we may agree to early termination as circumstances require. For example, on January 28, 2016, we entered into amendments to each of the hotel management agreements relating to Royalton and Morgans, with the owner of these hotels.  In connection with hotel owners potential sale of those hotels, we agreed to allow the owner to sell the hotels unencumbered by the current hotel management agreements.  Under each of the amendments, the owner has the right to terminate the hotel management agreements at any time upon at least 30 days’ prior written notice in exchange for paying us $3.5 million for each of the hotels, or $7.0 million in total, upon a termination of each agreement.  We expect to continue to manage the hotels until they are sold.

Certain of our hotel management agreements and franchise or license agreements contain performance tests that stipulate certain minimum levels of operating performance, which could result in early termination of our hotel management, license or franchise agreements, once the performance test period begins, which is generally multiple years after a hotel opens. As of December 31, 2015, we are in compliance with these termination performance tests and are not exercising any contractual cure rights.  We may disagree with hotel owners on how the performance criteria are calculated or whether they have been met. In addition, some courts have applied principles of agency law and related fiduciary standards to managers of third-party hotel properties (or have interpreted hotel management agreements as “personal services contracts”). This means, among other things, that property owners may assert the right to terminate management agreements even where the agreements provide otherwise, and some courts have upheld such assertions regarding management agreements and may do so in the future.

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

We may also terminate hotel management, franchise or license agreements as circumstances require or as we deem appropriate. For example, during 2015, we terminated the Mondrian Istanbul management agreement after lengthy litigation with our Mondrian Istanbul joint venture partner and related parties.  As a result of a settlement agreement related to this matter, we received $6.5 million in September 2015 in exchange for our equity interest in the Mondrian Istanbul joint venture, as discussed further in note 5 of our consolidated financial statements.

Operating Performance Indicators

We evaluate the operating performance of our business using a variety of operating and other information that includes financial information prepared in accordance with U.S. GAAP such as total revenues, operating income (loss), net income (loss), as well as non-GAAP financial information. In addition, we use other information that may not be financial in nature, including statistical information and comparative data. We use this information to measure the performance of individual hotels, groups of hotels, and/or our business as a whole. Key operating performance indicators commonly used by us, and throughout the hospitality industry, to analyze changes in hotel revenues include:

•	Occupancy;
•	Average daily rate (“ADR”); and
•

RevPAR, which is the product of ADR and average daily occupancy, but does not include food and beverage revenue, other hotel operating revenue such as telephone, parking and other guest services, or management fee revenue.

These revenue performance indicators are affected by numerous factors, which are discussed in more detail below in “Factors Affecting our Results of Operations.”

If we are unable to compete effectively, we would lose market share, which could adversely affect our revenues.  As such, another key performance indicator we use to evaluate our hotels’ operating performance as compared to our competitors is by analyzing each hotel’s RevPAR index, which is a comparison of a hotel’s RevPAR as compared it each hotel’s respective competitive set.  We rely on industry publications and data, namely as provided by Smith Travel Research, to perform this RevPAR index analysis.

In addition to the above metrics we use to evaluate our business, we evaluate our operating results using certain non-GAAP financial measures, namely EBITDA and Adjusted EBITDA, as discussed further in “Item 6.  Selected Financial Data.”

Factors Affecting Our Results of Operations

Revenues.  As mentioned above, changes in our hotel revenues are most easily explained by changes in occupancy, ADR, and RevPAR.  Specifically, our revenues are derived from the operation of hotels, as well as the operation of our food and beverage venues. Specifically, our revenue consists of:

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

•

Management fee revenue and other income.  We earn hotel management fees under our hotel management agreements. These fees may include management and incentive fees, as well as reimbursement for allocated chain services. We also earn hotel license fees under our hotel franchise and license agreements. Additionally, prior to January 23, 2015, we owned a 90% controlling investment in TLG, which operates numerous venues primarily in Las Vegas pursuant to management agreements primarily with various MGM affiliates. Each of TLG’s venues was managed by an affiliate of TLG, which received fees under a management agreement for the venue. Through our prior ownership of TLG, we recognized management fees in accordance with the applicable management agreement, which generally provided for base management fees as a percentage of gross sales, and incentive management fees as a percentage of net profits, as calculated pursuant to the management agreements.

Fluctuations in revenues, which tend to correlate with changes GDP, are driven largely by general economic and local economic conditions but can also be impacted by major events, such as terrorist attacks or natural disasters, which in turn affect levels of business and leisure travel. Renovations at our hotels can have a significant impact on our revenues.

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

Finally, competition within the hospitality industry can affect revenues. Competitive factors in the hospitality industry include name recognition, pricing, quality of service, convenience of location, quality of the property or venue, and range and quality of nightlife, food and beverage services and amenities offered.  We also compete with other operators, including major hospitality chains with well-established and recognized brands as well as private short-term room and accommodation rentals.  Our competitors generally also have more established and broader reaching guest loyalty programs which may enable them to attract more customers and more effectively retain such guests.  In addition, all of our hotels, restaurants, nightclubs and bars are located in areas where there are numerous competitors, many of whom have substantially greater financial and marketing resources than us. New or existing competitors could offer significantly lower rates and pricing or more convenient locations, services or amenities or significantly expand, improve or introduce new service offerings in markets in which our hotels, restaurants, nightclubs, bars, and other food and beverage venues compete, thereby posing a greater competitive threat than at present.

Operating Costs and Expenses. Our operating costs and expenses consist of the costs to provide hotel and food and beverage services, costs to operate our hotel management company, costs to operate TLG prior to the TLG Equity Sale, and costs associated with the ownership of our assets, including:

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

•

Depreciation and amortization expense.  Hotel properties are depreciated using the straight-line method over estimated useful lives of 39.5 years for buildings and five years for furniture, fixtures and equipment.  We also record amortization on our other assets, such as the three restaurant leases in Las Vegas that we purchased in August 2012.  Prior to the TLG Equity Sale, we recorded amortization expense related to the TLG management contracts.

•

Restructuring and disposal costs include costs incurred related to our corporate restructuring initiatives, such as professional fees, litigation and settlement costs, executive terminations and severance costs related to such restructuring initiatives, including the implementation of a termination plan in March 2014 (the “Termination Plan”) that resulted in a workforce reduction of our corporate office employees, the Board of Directors’ strategic alternative review process costs, proxy contest costs and gains or losses on asset disposals as part of major renovation projects or restructuring.

•

Development costs, net include transaction costs related to the acquisition or termination of projects, internal development payroll and other costs and pre-opening expenses incurred related to new concepts at existing hotels and the development of new hotels, and the write-off of abandoned development projects previously capitalized.

•

Loss on receivables and other assets from unconsolidated joint ventures and managed hotels includes impairment costs incurred related to receivables deemed uncollectible from unconsolidated joint ventures and managed hotels and other assets related to unconsolidated joint ventures and managed hotels which have been deemed to have no value.

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

•

Gain on asset sales.  We recorded deferred gains related to the sales of Royalton, Morgans, Mondrian Los Angeles, and our ownership interests in Sanderson and St Martins Lane, as discussed in note 16 of our consolidated financial statements.  As we have significant continuing involvement with these hotels through long-term management agreements, the gains on sales are deferred and recognized over the initial term of the related management agreement.  Additionally, we recorded a gain during the year ended December 31, 2015 related to the TLG Equity Sale which was recognized immediately through earnings, as discussed in note 16 of our consolidated financial statements.

•

Other non-operating expenses. Other non-operating expenses include costs associated with discontinued operations and previously owned hotels, both consolidated and unconsolidated, changes in the fair value of certain debt and equity instruments, miscellaneous litigation and settlement costs and income, and other expenses that relate to our financing and investing activities.

•

Income tax expense (benefit).  All of our foreign subsidiaries are subject to local jurisdiction corporate income taxes.  Income tax expense is reported at the applicable rate for the periods presented.  We are subject to Federal and state income taxes.  Income taxes for the years ended December 31, 2015, 2014 and 2013 were computed using our calculated effective tax rate.  We also recorded net deferred taxes related to cumulative differences in the basis recorded for certain assets and liabilities.  We established a reserve on the deferred tax assets based on the ability to utilize net operating loss carryforwards.

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

Operating Results and Trends

The performance of the lodging industry is highly cyclical and has traditionally been closely linked with the performance of the general economy and, specifically, growth in the U.S. GDP, employment, and investment and travel demand.  During 2015, the U.S. experienced modest GDP growth, however increased supply in our major markets, discussed below, impacted our hotels’ occupancy and constrained our rate growth during 2015.  Further, the impact of the strong U.S. dollar and a weak global economy, specifically in Europe and China, has impacted, and may continue to impact, our hotels in New York City, Miami and London, where we are particularly dependent on international tourists.

The pace of new lodging supply, especially in New York City and Miami, has increased over the past several years and we expect that these trends will continue into 2016 as the new supply in these markets is absorbed.  In these markets, the new lodging supply impacted our hotels’ occupancy and constrained rate growth during 2015.

Additionally, we believe the rising popularity of alternative lodging companies, such as privately-owned residential properties, including homes and condominiums that can be rented on a nightly, weekly or monthly, have had an impact on our business and operations, as travelers have opted to stay at these privately placed accommodations rather than at our hotels, especially in larger cities, such as New York City, where we have a high concentration of hotel rooms.  We believe that this trend will continue into 2016 and may have a more meaningful impact in other domestic and international markets in which we are located.

RevPAR at System-Wide Comparable Hotels, all of which are located in the United States and includes all Morgans Hotel Group branded hotels operated by us, except for hotels added or under major renovation during the current or the prior year, development projects and hotels no longer managed by us, decreased by 4.1% in 2015 as compared to 2014, driven by a 3.5% decrease in ADR and a 0.6% decrease in occupancy.  System-Wide Comparable Hotels’ room revenues plus resort and facility fees, implemented at certain hotels in the second half of 2014, decreased 1.5% during 2015 as compared to the same period in 2014.

Comparison of Operating Results

The following table presents our operating results for the years ended December 31, 2015, 2014 and 2013, including the percentage change in these results between the periods.  The consolidated operating results are as follows:

	2015	2014	2013	2015 to 2014 Changes (%)	2014 to 2013 Changes (%)
		(Dollars in thousands)
Revenues:
Rooms	$119,023	$123,497	$120,525	-3.6%	2.5%
Food and beverage	78,440	82,643	84,580	-5.1%	-2.3%
Other hotel	8,206	5,195	3,805	58.0%	36.5%
Total hotel revenues	205,669	211,335	208,910	-2.7%	1.2%
Management fee-related parties and other income	14,313	22,722	26,715	-37.0%	-14.9%
Total revenues	219,982	234,057	235,625	-6.0%	-0.7%
Operating Costs and Expenses:	—
Rooms	37,378	36,849	36,152	1.4%	1.9%
Food and beverage	55,376	59,937	61,145	-7.6%	-2.0%
Other departmental	4,290	3,044	2,976	40.9%	2.3%
Hotel selling, general and administrative	40,344	42,985	45,317	-6.1%	-5.1%
Property taxes, insurance and other	17,054	15,645	16,478	9.0%	-5.1%
Total hotel operating expenses	154,442	158,460	162,068	-2.5%	-2.2%
Corporate expenses, including stock compensation	20,904	26,030	27,626	-19.7%	-5.8%
Depreciation and amortization	22,446	28,875	27,374	-22.3%	5.5%
Restructuring and disposal costs	6,571	14,531	11,451	-54.8%	26.9%
Development costs, net	663	4,709	2,987	-85.9%	57.6%
Impairment loss on receivables and other assets from managed hotel and unconsolidated joint venture	3,086	—	6,029	(1)	-100.0%
Total operating costs and expenses	208,112	232,605	237,535	-10.5%	-2.1%
Operating income (loss)	11,870	1,452	(1,910)	717.5%	-176.0%
Interest expense, net	48,074	54,308	45,990	-11.5%	18.1%
Impairment loss and equity in (income) loss of unconsolidated joint ventures	3,884	(9)	828	(1)	-101.1%
Gain on asset sales	(9,954)	(8,020)	(8,020)	24.1%	0.0%
Other non-operating expenses	(1,990)	3,735	2,726	-153.3%	37.0%
Loss before income tax expense	(28,144)	(48,562)	(43,434)	-42.0%	11.8%
Income tax (benefit) expense	(50,194)	1,481	716	(1)	106.8%
Net income (loss)	22,050	(50,043)	(44,150)	144.1%	13.3%
Net loss (income) attributable to non controlling interest	47	(681)	(5)	106.9%	(1)
Net income (loss) attributable to Morgans Hotel Group Co.	22,097	(50,724)	(44,155)	143.6%	14.9%
Preferred stock dividends and accretion	(16,646)	(15,827)	(14,316)	5.2%	10.6%
Net income (loss) attributable to common stockholders	$5,451	$(66,551)	$(58,471)	108.2%	13.8%

Revenues

Rooms revenue

2015 to 2014: Rooms revenue decreased 3.6% to $119.0 million for the year ended December 31, 2015 compared to $123.5 million for the year ended December 31, 2014. This decrease was primarily due to decreases in ADR at Hudson and Delano South Beach during the year ended December 31, 2015 as compared to the same period in 2014, primarily due to increased competition from new supply in New York and Miami and the strong U.S. Dollar as compared to other currencies.

2014 to 2013:  Rooms revenue increased 2.5% in 2014 as compared to 2013 due primarily to increases in occupancy at Delano South Beach and increases in occupancy and ADR at Clift in San Francisco during year ended December 31, 2014 as compared to the same period in 2013.

The components of RevPAR from our Owned Hotels, which consisted of Hudson, Delano South Beach and Clift, for the years ended December 31, 2015, 2014 and 2013 are summarized as follows:

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013	2015 to 2014 Change (%)	2014 to 2013 Change (%)
Occupancy	87.6%	88.2%	85.6%	-0.7%	3.0%
ADR	$258	$268	$270	-3.7%	-0.8%
RevPAR	$226	$236	$231	-4.4%	2.2%

Food and beverage revenue

2015 to 2014:  Food and beverage revenue decreased 5.1% to $78.4 million for the year ended December 31, 2015 compared to $82.6 million for the year ended December 31, 2014.  This decrease was primarily due to decreased revenues at Hudson which were the result of the closure of a bar from April 2015 through October 2015.

2014 to 2013:  Food and beverage revenues decreased 2.3% in 2014 as compared to 2013 due primarily to an approximately $10.4 million decrease related to the transfer of the food and beverage venues at St Martins Lane in London to the hotel owner effective January 1, 2014.  Offsetting this decline in 2014 as compared to 2013 was an increase of approximately $5.9 million from our three leased food and beverage venues at Mandalay Bay in Las Vegas, one of which opened in February 2013 and another restaurant which opened in July 2013.

Other hotel revenue

2015 to 2014:  Other hotel revenue increased 58.0% to $8.2 million for the year ended December 31, 2015 compared to $5.2 million for the year ended December 31, 2014.  This increase was primarily due to resort and facility fees implemented at Delano South Beach and Hudson in the second half of 2014.

2014 to 2013:  Other hotel revenues increased 36.5% in 2014 as compared to 2013 primarily due to the resort and facility fees implemented in the second half of 2014, discussed above, and increased internet revenues at Hudson during 2014 as compared to the same period in 2013, due to a change in strategy regarding internet pricing that became effective January 1, 2014.

Management Fee—Related Parties and Other Income

2015 to 2014:  Management fee—related parties and other income decreased by 37.0% to $14.3 million for the year ended December 31, 2015 compared to $22.7 million for the year ended December 31, 2014.  This decrease was primarily due to the sale of our interest in TLG in January 2015.  Excluding TLG, management fees increased by $0.3 million, or 1.9%, due to a full year of operations from hotels opened in 2014.

2014 to 2013:  Management fee – related parties and other income decreased 14.9% in 2014 as compared to 2013 of which approximately $2.3 million of this decrease was due to a termination fees related to Hotel Las Palapas and Ames that we received during 2013.

Operating Costs and Expenses

Rooms expense

2015 to 2014:  Rooms expense increased slightly to $37.4 million for the year ended December 31, 2015 compared to $36.8 million for the year ended December 31, 2014 primarily due to inflation.

2014 to 2013:  Rooms expense increased by 1.9% in 2014 as compared to 2013.  This increase was primarily due to a 3.0% increase in occupancy at our Owned Hotels.

Food and beverage expense

2015 to 2014:  Food and beverage expense decreased 7.6% to $55.4 million for the year ended December 31, 2015 compared to $59.9 million for the year ended December 31, 2014.  This decrease was primarily due to cost control measures implemented in 2015 at our three restaurant venues in Las Vegas, reduced costs at Clift as a result of the closure of the restaurant during dinner effective December 2014, and reduced costs at Hudson due to the closure of a bar from April 2015 through October 2015.

2014 to 2013:  Food and beverage expenses decreased 2.0% in 2014 as compared to 2013, primarily due to the effective transfer of the food and beverage venues at St Martins Lane in London to the hotel owner on January 1, 2014.

Other departmental expense

2015 to 2014:  Other departmental expense increased 40.9% to $4.3 million for the year ended December 31, 2015 compared to $3.0 million for the year ended December 31, 2014.  This increase was primarily due to increased expenses at Hudson related to the implementation of a facility fee in late 2014.

2014 to 2013:  These expenses were relatively flat in 2014 as compared to 2013, with a 2.3% increase experienced in 2014 which was primarily the result of increased expenses at Hudson related to the change in internet pricing strategy, discussed above.

Hotel selling, general and administrative expense

2015 to 2014:  Hotel selling, general and administrative expense decreased 6.1% to $40.3 million for the year ended December 31, 2015 compared to $43.0 million for the year ended December 31, 2014.  This decrease was primarily due to a decrease in heat, light and power costs at Hudson primarily due to the procurement of fixed pricing for certain utilities, and a decrease in our Owned Hotels sales department due to cost-control measures.

2014 to 2013:  Hotel, selling, general and administrative expenses decreased 5.1% in 2014 as compared to 2013 due primarily to a decrease in advertising and promotional expenses due to cost-control measures taken in 2014.

Property taxes, insurance and other expense

2015 to 2014:  Property taxes, insurance and other expense increased 9.0% to $17.1 million for the year ended December 31, 2015 compared to $15.6 million for the year ended December 31, 2014.  This increase was primarily due to real estate tax refunds received at Delano South Beach during the second quarter of 2014 and Clift during the third quarter of 2014, for which there was no comparable refunds received during 2015.  Additionally, effective July 2015, Hudson’s real estate tax assessment increased.

2014 to 2013:  These expenses decreased 5.1% in 2014 as compared to 2013 due primarily to the real estate tax refunds received in 2014 at Delano South Beach and Clift, discussed above, for which there was no comparable refunds received during the same periods in 2013.

Corporate expenses, including stock compensation

2015 to 2014:  Corporate expenses, including stock compensation, decreased 19.7% to $20.9 million for the year ended December 31, 2015 compared to $26.0 million for the year ended December 31, 2014.  This decrease was primarily due to the TLG Equity Sale completed in January 2015 and declines in stock compensation expense.

2014 to 2013:  Corporate expenses decreased 5.8% in 2014 as compared to 2013 due primarily to savings resulting from the Termination Plan in March 2014 that resulted in a workforce reduction of our corporate office employees, which was partially offset by a $1.5 million litigation settlement at TLG in 2014.

Depreciation and amortization

2015 to 2014:  Depreciation and amortization decreased 22.3% to $22.4 million for the year ended December 31, 2015 compared to $28.9 million for the year ended December 31, 2014.  This decrease was primarily due to the completion of the TLG Equity Sale in January 2015.  Prior to classifying TLG as held for sale in December 2014, we recorded amortization expense related to the TLG management contracts we acquired as part of our acquisition of TLG in November 2011.

2014 to 2013:  These expenses increased 5.5% in 2014 as compared to 2013 due primarily to the increased depreciation related to the renovation of certain food and beverage outlets at Hudson in 2013 and 2014 and the conversion of SROs into new guest rooms at Hudson in early 2014.

Restructuring and disposal costs

2015 to 2014:  Restructuring and disposal costs decreased 54.8% to $6.6 million for the year ended December 31, 2015 compared to $14.5 million for the year ended December 31, 2014.  This decrease was primarily due to severance and related costs incurred in early 2014 relating to the Termination Plan.

2014 to 2013:  Restructuring and disposal costs increased 26.9% in 2014 compared to 2013 due primarily due to costs incurred in 2014 relating to the Termination Plan.

Development costs, net

2015 to 2014:  Development costs, net decreased 85.9% to $0.7 million for the year ended December 31, 2015 compared to $4.7 million for the year ended December 31, 2014.  This decrease was primarily due to transaction costs incurred in 2014 related to our termination of the Baha Mar management agreement and legal proceedings we initiated in 2014 relating to Mondrian Istanbul.

2014 to 2013:  Development costs increased 57.6% in 2014 compared to 2013 for these same reasons.

Loss on receivables and other assets from unconsolidated joint venture and managed hotels

2015 to 2014:  Loss on receivables and other assets from unconsolidated joint venture and managed hotels was $3.1 million for the year ended December 31, 2015 compared to zero for the year ended December 31, 2014.  This increase was due to the assessment of collectability of certain outstanding receivables due from a joint venture.

2014 to 2013:  During 2013, we impaired certain outstanding receivables due from Mondrian SoHo and Delano Marrakech, as management concluded that collection of these receivables was uncertain, and we impaired the balance of our key money investment in Delano Marrakech.  There were no comparable impairment charges in 2014.

Interest expense, net

2015 to 2014:  Interest expense, net decreased 11.5% to $48.1 million for the year ended December 31, 2015 compared to $54.3 million for the year ended December 31, 2014.  This decrease was primarily due the elimination of interest expense related to the then outstanding 2.375% Senior Subordinated Convertible Notes (“Convertible Notes”), which were fully repaid in October 2014, and to a $2.2 million exit fee we paid in February 2014 related to the repayment of the Hudson 2012 Mortgage Loan, defined below in “—Debt.”

2014 to 2013:  Interest expense increased 18.1% in 2014 compared to 2013 due primarily due to the $2.2 million exit fee, discussed above, and the Hudson/Delano 2014 Mortgage Loan, which closed in February 2014, resulting in a larger debt balance outstanding during 2014 as compared the same period in 2013.

Impairment loss and equity in income of unconsolidated joint ventures

2015 to 2014:  Impairment loss and equity in income of unconsolidated joint ventures increased $3.9 million between 2015 and 2014 as the result of a $3.9 million impairment loss we recorded in March 2015 on our investment in Mondrian Istanbul based on settlement discussions at that time.

2014 to 2013:  In 2014, we began to no longer record our share of equity losses on our unconsolidated joint ventures, as we have written our investment balances down to zero due to losses recorded in prior periods.

Gain on asset sales

2015 to 2014:  Gain on asset sales increased 24.1% between 2015 and 2014, resulting in income of $10.0 million for the year ended December 31, 2015 and income of $8.0 million for the year ended December 31, 2014.  This increase was due primarily to the gain recognized on the completion of the TLG Equity Sale in January 2015.

2014 to 2013:  Gain on asset sales was flat between 2014 and 2013.

Other non-operating (income) expenses

2015 to 2014:  Other non-operating (income) expenses resulted in $2.0 million of income for the year ended December 31, 2015 as compared to expenses totaling $3.7 million for the year ended December 31, 2014.  As a result of settlement agreements reached related to litigation surrounding Mondrian SoHo and Delano Marrakech, we received $10.0 million and $1.3 million, respectively.  Offsetting these settlement amounts were legal costs incurred primarily related to the then outstanding Mondrian SoHo litigation and an accrual for a contingent liability under outstanding litigations.

2014 to 2013:  These expenses increased 37.0% in 2014 as compared to 2013 due primarily due to settlement and litigation related costs incurred in 2014.

Income tax benefit (expense)

2015 to 2014:  Income tax expense was a benefit of $50.2 million for the year ended December 31, 2015 as compared to an expense of $1.5 million for the year ended December 31, 2014.  This change was primarily related to the release of a portion of our valuation allowance as a result of our strategic plan to monetize the Hudson and Delano South Beach hotels, discussed further in “Executive Overview.”

2014 to 2013: The slight increase in income tax expense in 2014 as compared to 2013 was primarily due to recognition of additional valuation allowance against a portion of the deferred tax assets that we believed at that time was more likely than not to be unrealized.

Liquidity and Capital Resources

Short-Term Liquidity.  As of December 31, 2015, we had approximately $45.9 million in cash and cash equivalents.  We also had $12.9 million of restricted cash as of December 31, 2015, which consisted primarily of cash held in escrow accounts for debt service or lease payments, capital expenditures, insurance programs, and taxes.

Our ability to pay interest and dividends on, and the outstanding balances of, our debt and our Series A preferred securities, fund our operations, and make anticipated capital expenditures depends upon our future operating performance and our ability to monetize the Hudson and Delano South Beach hotels.  Prevailing economic conditions, our ability to consummate the monetization of our owned real estate assets, if at all, and financial, business and other factors, many of which are beyond our control, will affect our ability to make these payments and fund operations.

Currently, we do not intend to invest in new development projects until we ascertain the expected net proceeds we could receive from the sale of the Hudson and Delano South Beach hotels.  In addition, we may need to reduce operating expenses or delay certain capital expenditures in the event that operating results are below expectations, further additional restructuring and non-operating costs are incurred, or the closing of the contemplated Hudson and Delano South Beach asset sales or the termination of certain management agreements, and related receipt of termination fees, are delayed.

We believe that based on current and anticipated levels of operations and conditions in our industry and markets, a combination of cash on hand, proceeds from the planned asset sales and internally generated funds will be adequate to fund our current level of operational needs for the next twelve months.

In February 2016, in order to extend the initial maturity date of the Hudson/Delano 2014 Mortgage Loan from February 9, 2016 to February 9, 2017, we prepaid approximately $28.2 million, using cash on hand, of outstanding indebtedness under the Hudson/Delano 2014 Mortgage Loan to satisfy the condition precedent that required the debt yield (as defined in the agreements governing the Hudson/Delano 2014 Mortgage Loan) to be no less than 7.25% at the time of the extension.

As a result of the $28.2 million prepayment, the remaining $421.8 million of outstanding debt under the Hudson/Delano 2014 Mortgage Loan matures on February 9, 2017.  We have two remaining one-year extension options that will permit us to extend the maturity date to February 9, 2019, if certain conditions are satisfied at the respective extension dates, including the achievement of a debt yield (determined by a ratio conveyed as a percentage in which (i) the numerator is our trailing 12 month cash flow and (ii) the denominator is the then outstanding principal amount of debt under the Hudson/Delano 2014 Mortgage Loan) of 7.75% for the first extension and 8.00% for the second extension.  To the extent we decide to further extend the maturity date of the debt outstanding under the Hudson/Delano 2014 Mortgage Loan, we may need to prepay the Hudson/Delano 2014 Mortgage Loan in an amount necessary to achieve the applicable debt yield.  Additionally, each of the remaining extension options also requires the payment of an extension fee in an amount equal to 0.25% of the then outstanding principal amount under the Hudson/Delano 2014 Mortgage Loan.  Based on our trailing 12 month cash flow through December 31, 2015, we estimate that we would be required to prepay approximately $27.0 million of outstanding debt under the Hudson/Delano 2014 Mortgage Loan by February 9, 2017 and pay an approximately $1.0 million extension fee in order to extend the maturity date of the debt outstanding under the Hudson/Delano 2014 Mortgage Loan to February 9, 2018.

In connection with the first maturity extension, we entered into an interest rate cap agreement in February 2016, which effectively caps the annual interest rate on the borrowings outstanding under the Hudson/Delano 2014 Mortgage Loan at 5.94% through February 9, 2017.  See “—Debt” for more information about the Hudson/Delano 2014 Mortgage Loan.

Our Series A preferred securities currently have a 10% per annum dividend rate which will increase to a 20% per annum dividend rate effective October 16, 2016.  We have the option to accrue any and all dividend payments, and as of December 31, 2015, we have not declared any dividends.  The cumulative unpaid dividends also have a dividend rate equal to the then applicable dividend rate on the Series A preferred securities.  As of December 31, 2015, we had $75.0 million of outstanding Series A preferred securities and $55.6 million of accrued and unpaid dividends.  We have the option to redeem any or all of the Series A preferred securities at any time at a redemption price equal to the sum of (i) $1,000 per security and (ii) the accumulated and unpaid dividends to the redemption date.  See footnote 11 in our consolidated financial statements for more information about our Series A preferred securities.

Pursuant to the plan our Board of Directors announced in November 2015, we retained a leading brokerage firm and are marketing the Hudson and Delano South Beach hotels for sale, as discussed further in “—Executive Overview.”  We currently expect to complete this process during the second quarter of 2016.  We intend to utilize the proceeds from the real estate asset sales to retire the Hudson/Delano 2014 Mortgage Loan and redeem the outstanding Series A preferred securities and accrued dividends.

There can be no assurances that asset sales will occur or occur at prices sufficient to retire all of our debt and preferred equity instruments as planned.  In the event that the net proceeds from the contemplated asset sales, along with other cash sources, are not sufficient, we may explore various financing options, to the extent available to us, to retire any remaining debt outstanding under the Hudson/Delano 2014 Mortgage Loan and redeem any remaining Series A preferred securities and accrued dividends.  We may have to undertake alternative financing plans, such as refinancing or restructuring these obligations, reducing or delaying capital investments or seeking to raise additional capital through issuance of common or preferred equity or convertible securities, although there can be no assurance that we can access any of these sources of liquidity on terms acceptable to us, or at all, in the future.

Our Trust Preferred Notes bear interest at a fixed rate of 8.68% until October 2016, and thereafter will bear interest at a floating rate based on the three-month LIBOR plus 3.25%.  The Trust Preferred Notes may be redeemed at par.  In the event we undertake a transaction that is deemed to constitute a transfer or sale of our assets substantially as an entirety within the meaning of the indenture governing the Trust Preferred Notes, and the holders of the Trust Preferred Notes exercise their right to accelerate payment of the Trust Preferred Notes, we would be required to repay the $50.1 million outstanding Trust Preferred Notes prior to their maturity or, alternatively, obtain the necessary consents of holders of a majority in aggregate principal amount of the Trust Preferred Notes or holders of a majority in aggregate liquidation amount of the Trust Preferred Notes in connection with such transaction.  See “—Debt” for more information about our trust notes.

We are obligated to maintain certain reserve funds at our Owned Hotels as determined pursuant to our debt or lease agreements related to such hotels which require us to deposit cash into escrow accounts which are restricted to their usage.  These reserve funds include reserves related to debt service, reserve funds for capital expenditures, which relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment at amounts generally equal to 4% of the hotel’s revenues, insurance programs, and taxes, among other things.

In connection with the third party owner’s plans to convert the Shore Club hotel to condominiums and in accordance with the owner’s preexisting termination right, we and the hotel owner agreed to terminate our management of the hotel effective in the second quarter of 2016.  We will continue to manage Shore Club in accordance with the terms of the management agreement until the termination date becomes effective.  Upon termination, we expect to receive a termination fee of approximately $3.0 million.

Further, as discussed in “Business—Overview—Management, Franchise, and License Agreements,” if the hotel owner terminates the Royalton and/or Morgans hotel management agreements at any time upon at least 30 days’ prior written notice, that owner is obligated to pay us a $3.5 million termination fee for each hotel, or $7.0 million in total, upon a termination of each agreement.  We understand that the owner is actively marketing the hotels for sale; however, we expect to continue to manage the hotels until they are sold.

As of December 31, 2015, we had approximately $433.0 million of remaining Federal tax net operating loss carryforwards to offset future income, enabling us to dispose of assets in a tax-efficient manner.  We believe we have significant value available to us in Delano South Beach and Hudson, and that the tax basis of these assets is significantly less than their fair values.  As of December 31, 2015, we estimate that the tax basis of Delano South Beach is approximately $66.6 million and the tax basis in Hudson is approximately $141.7 million.

Long-Term Liquidity.  Our long-term liquidity requirements include our obligations to pay scheduled debt maturities, which primarily consist of  our outstanding Trust Preferred Notes, which mature in October 2036, and the Clift lease, each as described under

“—Debt.”  Additionally, we may have long-term liquidity requirements that are expected to be incurred by us or our consolidated subsidiaries beyond the next 12 months consisting of targeted renovations at our Owned Hotels and other non-recurring capital expenditures that need to be made periodically with respect to our properties, costs associated with guarantees and debt maturity at our Joint Venture Hotel, the costs associated with acquisitions and development of properties under contract, and new acquisitions and development projects that we may pursue.

As of December 31, 2015, our Joint Venture Hotel, Mondrian South Beach, had outstanding nonrecourse mortgage debt of $18.7 million and mezzanine debt of $28.0 million.  The Mondrian South Beach joint venture also has an additional $28.0 million of mezzanine debt owed to affiliates of the joint venture partners.  The lender’s nonrecourse mortgage loan and mezzanine loan related to Mondrian South Beach matures in April 2016 with a one year extension option to April 2017.  In March 2016, the joint venture exercised its option to extend the outstanding mortgage and mezzanine debt until April 2017.  We and affiliates of our Mondrian South Beach joint venture partner also have each agreed to purchase approximately $14.0 million of condominium units under certain conditions, including an event of default.  In the event of a default under the lender’s mortgage or mezzanine loan, the joint venture partners are each obligated to purchase selected condominium units, at agreed-upon sales prices, having aggregate sales prices equal to half of the lesser of (i) $28.0 million, which is the face amount outstanding on the lender’s mezzanine loan, and (ii) the then outstanding principal balance of the lender’s mezzanine loan.  The Mondrian South Beach joint venture is not currently in an event of default under the mortgage or mezzanine loan.  We have not recognized a liability related to the condominium purchase guarantees as no triggering event has occurred.

Other Liquidity Matters

In addition to our expected short-term and long-term liquidity requirements, our liquidity could also be affected by certain other potential liquidity matters, including at our Joint Venture Hotel and former joint venture hotel, as discussed below.

Mondrian South Beach Mortgage and Mezzanine Debt Guarantees.  Morgans Group and affiliates of our joint venture partner have agreed to provide standard nonrecourse carve-out guarantees and provide certain limited indemnifications for the Mondrian South Beach mortgage and mezzanine loans.  In the event of a default, the lenders’ recourse is generally limited to the mortgaged property or related equity interests, subject to standard nonrecourse carve-out guarantees for “bad boy” type acts.  Morgans Group and affiliates of our joint venture partner also agreed to guaranty the joint venture’s obligation to reimburse certain expenses incurred by the lenders and indemnify the lenders in the event such lenders incur liability in connection with certain third-party actions. Morgans Group and affiliates of our joint venture partner have also guaranteed the joint venture’s liability for the unpaid principal amount of any seller financing note provided for condominium sales if such financing or related mortgage lien is found unenforceable, provided they shall not have any liability if the seller financed unit becomes subject again to the lien of the lender’s mortgage or title to the seller financed unit is otherwise transferred to the lender or if such seller financing note is repurchased by Morgans Group and/or affiliates of our joint venture partner at the full amount of unpaid principal balance of such seller financing note.  As of December 31, 2015, there has been no triggering event that would require us to accrue any potential liabilities related to any of the above mentioned guarantees.

Ames.  On April 26, 2013, we entered into an agreement with our Ames joint venture partner pursuant to which our joint venture partner assumed all or a portion of our liability with respect to the joint ventures’ guarantee of certain federal and state tax historic rehabilitation tax credit guarantees that Ames qualified for at the time of its development.  Our liability for any tax credit guarantees is capped, in any event, at $3.0 million in the aggregate.  As of December 31, 2015, there has been no triggering event that would require us to accrue any potential liability related to the historic tax credit guarantee.  Effective April 26, 2013, we no longer had an ownership interest in the Ames joint venture.

TLG Promissory Notes Litigation. As discussed further in “Part I.  Item 3.  Legal Proceedings,” in February 2016, the plaintiff’s partial summary judgment motion in the litigation relating to the TLG Promissory Notes was granted.   While no judgment has yet been entered, plaintiffs have stated to the Court that the requested judgment could be approximately $2.8 million or more.  We intend to appeal.

Potential Litigation.  We may have potential liability in connection with certain claims by a designer for which we have accrued $13.9 million as of December 31, 2015, as discussed in note 6 of our consolidated financial statements.

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

Comparison of Cash Flows for the Year Ended December 31, 2015 to December 31, 2014

Operating Activities.  Net cash provided by operating activities was $5.7 million for the year ended December 31, 2015 as compared to net cash used in operating activities of $3.9 million for the year ended December 31, 2014.  This increase in operating activities was primarily due to the receipt of $10.0 million in October 2015 related to the settlement of the Mondrian SoHo litigation, discussed further in “Part I. Item 3, Legal Proceedings.”

Investing Activities.  Net cash provided by investing activities was $28.5 million for the year ended December 31, 2015 as compared to net cash used in investing activities of $18.9 million for the year ended December 31, 2014.  The increase in cash from investing activities was primarily due to the TLG Equity Sale, which closed in January 2015, and receipt of $6.5 million in August 2015 related to the settlement of Mondrian Istanbul, discussed further in note 4 of our consolidated financial statements.

Financing Activities.  Net cash used in financing activities amounted to $1.8 million for the year ended December 31, 2015 as compared to net cash provided by financing activities of $26.2 million for the year ended December 31, 2014.  This change was primarily due to net proceeds received from the Hudson/Delano 2014 Mortgage Loan in February 2014, discussed below in “—Debt,” offset by the repayment of our Hudson 2012 Mortgage Loan (defined below), Delano Credit Facility (defined below), and debt issuance costs incurred during 2014.

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

The Hudson/Delano 2014 Mortgage Loan was scheduled to mature on February 9, 2016.  On that date, we paid $28.2 million to reduce the principal debt balance on the Hudson/Delano 2014 Mortgage Loan by the same amount and extend the maturity of this debt until February 9, 2017. We have two remaining one-year extension options that will permit us to extend the maturity date to February 9, 2019, if certain conditions are satisfied at the respective extension dates, including the achievement of a debt yield of 7.75% for the first extension and 8.00% for the second extension.  We may prepay the Hudson/Delano 2014 Mortgage Loan in an amount necessary to achieve the specified debt yield, such as we did in February 2016.  The second and third extensions would also require the payment of an extension fee in an amount equal to 0.25% of the then outstanding principal amount.

The Hudson/Delano 2014 Mortgage Loan bears interest at a blended rate of 30-day LIBOR plus 565 basis points.  Prior to the loan extension in February 2016, we maintained interest rate caps for the $450.0 million principal amount of the Hudson/Delano 2014 Mortgage Loan that capped the LIBOR rate on the debt at 1.75%.  In February 2016, we purchased three interest rate caps with an aggregate notional value of $421.8 million that cap LIBOR at 0.29% through the next maturity date of the loan.

The Hudson/Delano 2014 Mortgage Loan may be prepaid at any time, in whole or in part.  The Hudson/Delano 2014 Mortgage Loan is assumable under certain conditions, and provides that either one of the encumbered hotels may be sold, subject to prepayment of the Hudson/Delano 2014 Mortgage Loan at a specified release price and satisfaction of certain other conditions.

Notes to a Subsidiary Trust Issuing Preferred Securities.  In August 2006, we formed a trust, MHG Capital Trust I (the “Trust”), to issue $50.0 million of Trust Preferred Notes in a private placement.  The sole assets of the Trust consist of the Trust Preferred Notes due October 30, 2036 issued by Morgans Group and guaranteed by Morgans Hotel Group Co.  The Trust Preferred Notes have a 30-year term, ending October 30, 2036, and bear interest at a fixed rate of 8.68% until October 2016, and thereafter will bear interest at a floating rate based on the three-month LIBOR plus 3.25%.  These securities are redeemable by the Trust at par.  In the event we were to undertake a transaction that was deemed to constitute a transfer of our properties and assets substantially as an entirety within the meaning of the indenture, we may be required to repay the Trust Preferred Notes prior to their maturity or obtain the trustee’s consent in connection with such transfer.

Clift.  We lease Clift under a 99-year nonrecourse lease agreement expiring in 2103.  The lease is accounted for as a capital lease with a liability balance of $95.4 million at December 31, 2015.

Clift lease agreement provided for base annual rent of approximately $6.0 million per year until October 2014.  Base rent increases by a formula tied to increases in the Consumer Price Index, with a maximum increase of 20% and a minimum increase of 10% at each five-year rent increase date.  As a result of the first contractual increase, effective October 14, 2014, the annual rent increased to $7.6 million.  The lease is nonrecourse to us.  Morgans Group also entered into a limited guaranty, whereby Morgans Group agreed to guarantee losses of up to $6.0 million suffered by the lessors in the event of certain “bad boy” type acts.  As of December 31, 2015, there has been no triggering event that would require us to accrue any potential liability related to this guarantee.

Hudson Capital Leases.  We lease two condominium units at Hudson which are reflected as capital leases with an aggregate balance of $6.1 million at December 31, 2015.  Currently, annual lease payments total approximately $1.0 million and are subject to increases in line with inflation.  The leases expire in 2096 and 2098.

Restaurant Lease Note.  In August 2012, we entered into a 10-year licensing agreement with MGM, with two five-year extensions at our option subject to performance thresholds, with MGM to convert an existing hotel to Delano Las Vegas, which is managed by MGM, with two five-year extensions at our option, subject to performance thresholds.  In addition, we acquired the leasehold interests in three food and beverage venues at Mandalay Bay in Las Vegas from an existing tenant for $15.0 million in cash at closing and a principal-only $10.6 million note (the “Restaurant Lease Note”) to be paid over seven years.

The Restaurant Lease Note does not bear interest except in the event of default, as defined in the agreement.  In accordance with ASC 470, Debt, we imputed interest on the Restaurant Lease Note, which was recorded at its fair value of $7.5 million as of the date of issuance.  At December 31, 2015, the carrying amount of the Restaurant Lease Note was $4.8 million.

Retired and Repaid Debt

Hudson 2012 Mortgage Loan.  On November 14, 2012, certain of our subsidiaries which own Hudson entered into a mortgage financing with UBS Real Estate Securities Inc., as lender, consisting of a $180.0 million nonrecourse mortgage loan, secured by Hudson, which was fully-funded at closing.

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

As discussed further in Part I, “Item 3.  Legal Proceedings,” on August 5, 2013, Messrs.  Sasson and Masi filed a lawsuit in the Supreme Court of the State of New York against TLG Acquisition and Morgans Group alleging, among other things, breach of contract and an event of default under the TLG Promissory Notes.  Although the TLG Promissory Notes were repaid and retired in December 2014, this lawsuit remains pending in connection with issues related primarily to the interest rates applicable to the TLG Promissory Notes.  In February 2016, the plaintiff’s partial summary judgment motion was granted.   While no judgment has yet been entered, plaintiffs have stated to the Court that the requested judgment could be approximately $2.8 million or more.  We intend to appeal.

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

Joint Venture Debt.  See “— Other Liquidity Matters” and “— Off-Balance Sheet Arrangements” for descriptions of joint venture debt.

Contractual Obligations

We have various contractual obligations that are recorded as liabilities in our consolidated financial statements.  We also enter into other purchase commitments and other executory contracts that are not recognized as liabilities until services are performed or goods are received.  The following table summarizes our contractual obligations and other commitments as of December 31, 2015, excluding debt obligations at our Joint Venture Hotel:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(In thousands)
Hudson / Delano 2014 Mortgage Loan (1)	$450,000	$450,000	$—	$—	$—
Liability to subsidiary trust	50,100	—	—	—	50,100
Interest on mortgage and liability to subsidiary trust (2)	89,660	7,036	8,697	8,697	65,230
Restaurant Lease Note	5,856	1,464	2,928	1,464	—
Capitalized lease obligations including amounts representing interest (3)	136,396	488	977	977	133,954
Operating lease obligations (4)	32,059	2,640	5,370	3,412	20,637
Total	$764,071	$461,628	$17,972	$14,550	$269,921

(1)	Does not reflect the paydown of $28.2 million of debt in February 2016. Our current contractual obligation outstanding on this debt is $421.8 million.
(2)

Includes interest on the Hudson/Delano 2014 Mortgage Loan and Trust Preferred Notes.  Interest related to the Hudson/Delano 2014 Mortgage Loan does not reflect the $28.2 million principal paydown in February 2016, which is expected to result in a reduction of interest expense by approximately $1.7 million per year.

(3)	Includes amounts related to the Clift lease and Hudson capital leases. Excludes cash interest related to the Clift capital lease, which is subject to a 99-year lease term.
(4)

Includes amounts related to the portion of the Hudson capital lease payments, which are allocable to land and treated as operating lease payments, lease payments related to our Owned F&B Operations, and our corporate office lease.

The table above excludes undeclared and unpaid dividends of approximately $55.6 million as of December 31, 2015 related to our Series A preferred securities.  We have the option to accrue any and all dividend payments, and as of December 31, 2015, have not declared any dividends. We also have the option to redeem any or all of the Series A preferred securities at any time and while there is no stated maturity of the Series A preferred securities, we currently intend to redeem some or all of the Series A preferred securities prior to the dividend rate increasing to 20% in October 2016 primarily through the excess net proceeds, if any, from the contemplated real estate asset sales.  However, there can be no assurances that those asset sales will occur or occur at prices sufficient to retire all of our mortgage debt and preferred equity instruments as planned.  In the event that the net proceeds from the contemplated asset sales, along with other cash sources, are not sufficient, we may explore various financing options, to the extent available to us, as discussed further above in “Liquidity.”

The table above also excludes $5.0 million of potential funding under cash flow guarantee at Delano Cartegena.  We have a signed management agreement for Delano Cartagena, but construction of this hotel has not yet begun.  The potential cash flow guarantee would not become applicable until Delano Cartagena is operational for a period of several years.

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

Seasonality

The hospitality business is seasonal in nature.  For example, our Miami hotels are generally strongest in the first quarter, whereas our New York hotels are generally strongest in the fourth quarter.  Quarterly revenues also may be adversely affected by events beyond our control, such as global recession, extreme weather conditions, terrorist attacks or alerts, natural disasters, airline strikes, and other considerations affecting travel.

To help demonstrate seasonality, the table below provides room revenues by quarter for the years ended December 31, 2015 and 2014 for Hudson and Delano South Beach, both of which are our fee-owned hotels included in our Owned Hotels as of December 31, 2015.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions)
Hudson Room Revenues
2015	$9.4	$17.3	$17.0	$17.9
2014	$10.8	$18.9	$17.7	$18.7
Delano South Beach Room Revenues
2015	$8.5	$5.6	$3.9	$6.0
2014	$9.2	$6.1	$4.0	$6.7

Due to increased supply and the global economic downturn in New York City and Miami, the impact of seasonality in 2015 and 2014 was not as significant as in pre-recessionary periods and may continue to be less pronounced in 2016 depending on the timing and strength of the economic recovery.

Capital Expenditures and Reserve Funds

We are obligated to maintain reserve funds for capital expenditures at our Owned Hotels as determined pursuant to our debt or lease agreements related to such hotels.  As of December 31, 2015, approximately $3.3 million was available in restricted cash reserves for future capital expenditures under these obligations related to our Owned Hotels.

In addition to reserve funds for capital expenditures, our Owned Hotels debt and lease agreements also require us to deposit cash into escrow accounts for debt service or lease payments, insurance, and taxes, among other things.  As of December 31, 2015, approximately $7.1 million was included in restricted cash reserves for these obligations related to our Owned Hotels.

Our Joint Venture Hotel and our Managed Hotels generally are subject to similar obligations under our management agreements or under debt agreements related to such hotels.  These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment.  Such agreements typically require the hotel owner to reserve funds at amounts equal to 4% of the hotel’s revenues and require the funds to be set aside in restricted cash.

In the event we do not sell Hudson, we may incur costs to convert SROs into guest rooms at Hudson and may incur additional costs on targeted projects that we believe will enhance the value of our properties.  We anticipate Clift, a leased hotel, will need to be renovated in the next few years.

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

As of December 31, 2015, we had three interest rate caps outstanding related to the Hudson/Delano 2014 Mortgage Loan, the fair value of which was zero.  These caps expired in February 2016.  In connection with the extension of the Hudson/Delano 2014 Mortgage Loan, in February 2016, we purchased three interest rate caps with an aggregate notional value of $421.8 million that cap LIBOR at 0.29% through the next maturity date of the loan.

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

Off-Balance Sheet Arrangements

Mondrian South Beach.  We own a 50% interest in Mondrian South Beach, an apartment building which was converted into a condominium and hotel.  Mondrian South Beach opened in December 2008, at which time we began operating the property under a 20-year management contract.  We also own a 50% interest in a mezzanine financing joint venture with an affiliate of our Mondrian South Beach joint venture partner through which a total of $28.0 million in mezzanine financing was provided to the Mondrian South Beach joint venture.  As of December 31, 2015, the Mondrian South Beach joint venture’s outstanding nonrecourse mortgage debt secured by the hotel was $18.7 million and mezzanine debt secured by related equity interests was $28.0 million.  In addition, as of December 31, 2015 the outstanding mezzanine debt owed to the affiliates of joint venture partners was $28.0 million.  In March 2016, the Mondrian South Beach joint venture exercised its option to extend the outstanding mortgage and mezzanine debt for another year until April 2017.

In addition to the mortgage and mezzanine debt, we have provided certain nonrecourse carve-out guarantees of this debt, which guarantees are only triggered in the event of certain “bad boy” acts, and other limited liquidity or credit support, as described in “—Other Liquidity Matters” above.

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

We account for this investment under the equity method of accounting.  Our recording of losses was suspended due to our investment balance reaching zero.  At December 31, 2015, our investment in Mondrian South Beach was zero.

For further information regarding our off-balance sheet arrangements, see note 5 to our consolidated financial statements.

Recent Accounting Pronouncements

See note 2 to our consolidated financial statements for information related to our adoption of new accounting standards in 2015 and for information on our anticipated adoption of recently issued accounting standards.

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

•

Impairment of long-lived assets.  When triggering events occur, we periodically review each property for possible impairment.  Recoverability of such assets is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset, as determined by applying our operating forecasts for future periods.  If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value.  We estimated each property’s fair value using a discounted cash flow method taking into account each property’s expected cash flow from operations, holding period and net proceeds from the dispositions of the property.  The factors we address in determining estimated net proceeds from disposition include anticipated operating cash flow in the year of disposition, terminal cash flow capitalization rate and selling price per room.  Our judgment is required in determining the discount rate applied to estimated cash flows, the growth rate of the property revenues, and the need for capital expenditures, as well as specific market and economic conditions.  Additionally, the classification of these assets as held-for-sale requires the recording of these assets at our estimate of their fair value less estimated selling costs which can affect the amount of impairment recorded.  As of December 31, 2015 and 2014, management concluded that its long-lived assets were not impaired.

•

Impairment of goodwill.  Goodwill represents the excess purchase price over the fair value of net assets attributable to business acquisitions and combinations.  We test for impairment of goodwill at least annually at year end.  We will test for impairment more frequently if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.  In accordance with Accounting Standards Update (“ASU”) No. 2011-08, Intangibles – Goodwill and Other, management assesses qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount.  If this is the case, management will perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any.  In applying the detailed two-step process, management identifies potential impairments in goodwill by comparing the fair value of the reporting unit with its book value.  If the fair value of the reporting unit exceeds the carrying amount, including goodwill, the asset is not impaired.  Any excess of carrying value over the estimated fair value of goodwill would be recognized as an impairment loss in continuing operations.  Management applies a discounted cash flow method to perform its annual goodwill fair value impairment test taking into account approved operating budgets with appropriate growth assumptions, holding period and proceeds from disposing of the property.  In addition to the discounted cash flow analysis, management also considers external independent appraisals to estimate fair value.  The analysis and appraisals used by management are consistent with those used by a market participant.  Judgment is required in determining the discount rate applied to estimated cash flows, growth rate of the property revenues, and the need for capital expenditures, as well as specific market and economic conditions.  The discount rate and the terminal cash flow capitalization rate were based on applicable public hotel studies and market indices.  Given the current economic environment, management believes that the growth assumptions applied are reasonable.  We have one reportable operating segment, which is its reporting unit under Accounting Standards Codification (“ASC”) 350-20, Intangibles – Goodwill and Other; therefore management aggregates goodwill associated to all owned hotels and the management company when analyzing potential impairment.  As of December 31, 2015 and 2014, management concluded that no goodwill impairment existed as qualitative factors did not indicate that the fair value of our reporting unit was less than its carrying value.  Management does not believe it is reasonably likely that goodwill will become impaired in future periods, but will test goodwill before the 2016 year end if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

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

•

Consolidation Policy.  Variable interest entities are accounted for within the scope of ASC 810-10, Consolidation (“ASC 810-10”), and are required to be consolidated by their primary beneficiary.  The primary beneficiary of a variable interest entity is the enterprise that has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and obligation to absorb losses or the right to receive benefits of the variable interest entity that could be potentially significant to the variable interest entity.  We evaluate our interests in accordance with ASC 810-10, to determine if they are variable interests in variable interest entities.  Significant judgments and assumptions are made by us to determine whether an entity is a variable interest entity such as those regarding the sufficiency of an entity’s equity at risk and whether the entity’s equity holders have the power through voting or similar rights to direct the activities of the entity that most significantly impact its economic performance.  We have evaluated the applicability of ASC 810-10 to our investments in our Joint Venture Hotel, former joint venture hotels, and F&B Venture.  We have determined that most of these joint ventures do not meet the requirements of a variable interest entity and some of the ventures meet the requirements of a variable interest entity of which we are not the primary beneficiary and therefore, consolidation of these ventures is not required.  We account for these investments using the equity method as we believe we do not exercise control over significant asset decisions such as buying, selling or financing nor are we the primary beneficiary of the entities.  Under the equity method, we increase our investment in unconsolidated joint ventures for our proportionate share of net income and contributions and decrease our investment balance for our proportionate share of net loss and distributions.

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

•

Deferred income taxes and valuation allowance.  We account for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the temporary differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including scheduled reversal of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations.  A valuation allowance will be provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Likewise, a valuation allowance will be released when it is more likely than not that a portion or all of the deferred tax assets will be realized.  Such valuation allowance will be estimated by management based on our projected future taxable income.  The assumptions about future taxable income, although highly subjective and requiring significant judgment, are consistent with the plans and estimate we are using to manage the underlying businesses.  We have net operating losses for the tax years 2015 and 2014 and anticipate that a major portion of the net operating losses will be utilized to offset any future gains on sale of assets.  However, these assumptions may prove to be inaccurate, and unanticipated events and circumstances may occur in the future.  To the extent our assumptions change and actual results differ from these estimates, we may be required to further adjust our deferred tax assets by recording an increase or decrease in valuation allowance.  A change in valuation allowance could result in material non-cash expenses/benefit in the period in which the valuation allowance is adjusted and could have a material adverse effect on our results of operations.

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

As of December 31, 2015, our total outstanding consolidated debt, including capital lease obligations, was approximately $606.4 million, of which approximately $450.0 million, or 74.2%, was variable rate debt. As of December 31, 2015, the one month LIBOR rate was 0.36%. As of December 31, 2015, our total outstanding consolidated debt, including capital lease obligations, on a pro forma basis as if we had paid down and extended the maturity of the Hudson/Delano 2014 Mortgage Loan, was approximately $578.2 million, of which approximately $421.8 million, or 73.0%, was variable rate debt.

As of December 31, 2015, the $450.0 million of variable rate debt consisted of the outstanding balance of the Hudson/Delano 2014 Mortgage Loan. In connection with the Hudson/Delano 2014 Mortgage Loan, we maintained interest rate caps that capped the LIBOR rate on the outstanding $450.0 million Hudson/Delano 2014 Mortgage Loan at approximately 1.75% through February 9, 2016, when these interest rate caps expired.

In connection with the extension of the Hudson/Delano 2014 Mortgage Loan in February 2016, we purchased interest rate caps with an aggregate notional value of $421.8 million that cap LIBOR at 0.29% through the next maturity date of the loan.  On a pro forma basis as if we had paid down the debt, extended the maturity and purchased the 0.29% interest rate caps, an increase of 1.0%, or 100 basis points, would have no impact on interest expense, as our LIBOR cap was lower than LIBOR as of December 31, 2015.  The maximum annual amount the interest expense could decrease on the $421.8 million of variable rate debt outstanding as of December 31, 2015, on a pro forma basis, was $0.3 million, which would increase future pre-tax earnings and cash flows by the same amount annually.

As of December 31, 2015, our fixed rate debt, excluding our Hudson capital lease obligation, of $150.3 million consisted of the Trust Preferred Notes underlying our trust preferred securities, the Clift lease and the Restaurant Lease Note. The fair value of some of these debts is greater than the book value. As such, if interest rates increase by 1.0%, or 100 basis points, the fair value of our fixed rate debt at December 31, 2015 would decrease by approximately $16.5 million. If market rates of interest decrease by 1.0%, the fair value of our fixed rate debt at December 31, 2015 would increase by $20.9 million.

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

Evaluation of Disclosure Controls and Procedure

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the chief financial officer, who also serves as the principal executive officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our chief financial officer, who also serves as the principal executive officer, concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15) that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the preparation of the Company’s annual financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. The assessment was based upon the framework described in “Internal Control-Integrated Framework (2013 Framework)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of internal control over financial reporting. We have reviewed the results of the assessment with the Audit Committee of our Board of Directors.

Based on our assessment under the criteria set forth in COSO, management has concluded that, as of December 31, 2015, the Company maintained effective internal control over financial reporting.

BDO USA, LLP, an independent registered public accounting firm, that audited our consolidated financial statements included in this Annual Report has issued an attestation report on our internal control over financial reporting as of December 31, 2015, which appears in Item 9A, below.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders

Morgans Hotel Group Co.

New York, NY

We have audited Morgans Hotel Group Co.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Morgans Hotel Group Co.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Morgans Hotel Group Co. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Morgans Hotel Group Co. as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income (loss), stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2015, and our report dated March 11, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York

March 11, 2016

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding directors, executive officers and corporate governance is hereby incorporated by reference to the material appearing in the Proxy Statement for the Annual Stockholders Meeting to be held in 2016 (the “Proxy Statement”) under the captions “Board of Directors and Corporate Governance,” and “Executive Officer Biographies.” The information required by this item regarding compliance with Section 16(a) of the Exchange Act, is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Voting Securities of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance.” The information required by this item with respect to the availability of our code of ethics is provided in Item 1 of this Annual Report on Form 10-K. See “Item 1 — Materials Available on Our Website.”

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Morgans Hotel Group Co.

New York, NY

We have audited the accompanying consolidated balance sheets of Morgans Hotel Group Co. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income (loss), stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Morgans Hotel Group Co. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Morgans Hotel Group Co.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York

March 11, 2016

Morgans Hotel Group Co.

Consolidated Balance Sheets

(in thousands, except per share data)

	As of December 31,
	2015	2014
ASSETS
Property and equipment, net	$265,678	$277,825
Goodwill	54,057	54,057
Investments in and advances to unconsolidated joint ventures	100	10,492
Cash and cash equivalents	45,925	13,493
Restricted cash	12,892	13,939
Accounts receivable, net	7,962	10,475
Related party receivables	363	3,560
Prepaid expenses and other assets	8,897	8,493
Deferred tax asset, net	128,645	77,204
Assets held for sale	—	34,284
Other assets, net	37,259	47,422
Total assets	$561,778	$551,244
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Debt and capital lease obligations	$606,373	$605,743
Accounts payable and accrued liabilities	33,599	32,524
Accounts payable and accrued liabilities on assets held for sale	—	1,128
Deferred gain on asset sales	117,378	125,398
Other liabilities	13,866	13,866
Total liabilities	771,216	778,659
Redeemable noncontrolling interest	—	5,042
Commitments and contingencies
Preferred stock, $.01 par value; liquidation preference $1,000 per share, 75,000 shares authorized and issued at December 31, 2015 and 2014, respectively	71,025	66,724
Common stock, $.01 par value; 200,000,000 shares authorized; 36,277,495 shares issued at December 31, 2015 and 2014, respectively	363	363
Additional paid-in capital	236,730	241,001
Treasury stock, at cost, 1,541,381 and 1,899,707 shares of common stock at December 31, 2015 and 2014, respectively	(17,257)	(23,279)
Accumulated other comprehensive loss	(1,131)	(254)
Accumulated deficit	(499,765)	(517,561)
Total Morgans Hotel Group Co. stockholders’ deficit	(210,035)	(233,006)
Noncontrolling interest	597	549
Total deficit	(209,438)	(232,457)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$561,778	$551,244

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Rooms	$119,023	$123,497	$120,525
Food and beverage	78,440	82,643	84,580
Other hotel	8,206	5,195	3,805
Total hotel revenues	205,669	211,335	208,910
Management fee-related parties and other income	14,313	22,722	26,715
Total revenues	219,982	234,057	235,625
Operating Costs and Expenses:
Rooms	37,378	36,849	36,152
Food and beverage	55,376	59,937	61,145
Other departmental	4,290	3,044	2,976
Hotel selling, general and administrative	40,344	42,985	45,317
Property taxes, insurance and other	17,054	15,645	16,478
Total hotel operating expenses	154,442	158,460	162,068
Corporate expenses, including stock compensation of $2.0 million, $3.4 million, and $4.1 million, respectively	20,904	26,030	27,626
Depreciation and amortization	22,446	28,875	27,374
Restructuring and disposal costs	6,571	14,531	11,451
Development costs	663	4,709	2,987
Loss on receivables and other assets from unconsolidated joint ventures and managed hotels	3,086	—	6,029
Total operating costs and expenses	208,112	232,605	237,535
Operating income (loss)	11,870	1,452	(1,910)
Interest expense, net	48,074	54,308	45,990
Impairment loss and equity in (income) loss of unconsolidated joint ventures	3,884	(9)	828
Gain on asset sales	(9,954)	(8,020)	(8,020)
Other non-operating (income) expenses	(1,990)	3,735	2,726
Loss before income tax expense	(28,144)	(48,562)	(43,434)
Income tax (benefit) expense	(50,194)	1,481	716
Net income (loss)	22,050	(50,043)	(44,150)
Net loss (income) attributable to noncontrolling interest	47	(681)	(5)
Net income (loss) attributable to Morgans Hotel Group Co.	22,097	(50,724)	(44,155)
Preferred stock dividends and accretion	(16,646)	(15,827)	(14,316)
Net income (loss) attributable to common stockholders	$5,451	$(66,551)	$(58,471)
Other comprehensive income (loss):
Unrealized income (loss) on valuation of cap agreements, net of tax	187	(244)	40
Foreign currency translation adjustment, net of tax	(1,064)	—	—
Comprehensive income (loss)	$4,574	$(66,795)	$(58,431)
Income (loss) per share:
Basic and diluted attributable to common stockholders	$0.15	$(1.95)	$(1.78)
Weighted average number of common shares outstanding:
Basic	34,553	34,133	32,867
Diluted	34,642	34,133	32,867

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.

Consolidated Statements of Stockholders’ Deficit

(in thousands)

	Shares
	Common Shares	Preferred Shares	Common Stock	Preferred Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total MHGC Stockholders’ Deficit	Non controlling Interest	Total Deficit
January 1, 2013	32,300	75	$363	$57,755	$265,014	$(58,917)	$(50)	$(413,601)	$(149,436)	$6,066	$(143,370)
Net loss	—	—	$—	$—	$—	$—	$—	$(44,155)	$(44,155)	$(988)	$(45,143)
Accretion of discount on preferred stock	—	—	—	4,249	—	—	—	(4,249)	—	—	—
Shares of membership units converted into common stock	879	—	—	—	(10,510)	15,098	—	—	4,588	(4,588)	—
Change in fair market value of redeemable noncontrolling interest	—	—	—	—	1,116	—	—	—	1,116	—	1,116
Unrealized gain on valuation of swap/cap agreements, net of tax	—	—	—	—	—	—	40	—	40	—	40
Stock-based compensation awards	—	—	—	—	4,487	—	—	—	4,487	—	4,487
Issuance of stock-based awards	395	—	—	—	(7,297)	6,733	—	—	(564)	—	(564)
Noncontrolling interest distribution	—	—	—	—	—	—	—	—	—	—	—
December 31, 2013	33,574	75	$363	$62,004	$252,810	$(37,086)	$(10)	$(462,005)	$(183,924)	$490	$(183,434)
Net loss	—	—	$—	$—	$—	$—	$—	$(50,724)	$(50,724)	$59	$(50,665)
Accretion of discount on preferred stock	—	—	—	4,720	—	—	—	(4,720)	—	—	—
Repayment of convertible notes	—	—	—	—	(726)	—	—	—	(726)	—	(726)
Repayment of convertible notes - options and warrants, net of tax	—	—	—	—	112	—	—	(112)	—	—	—
Change in fair market value of redeemable noncontrolling interest	—	—	—	—	(83)	—	—	—	(83)	—	(83)
Unrealized loss on valuation of cap agreements, net of tax	—	—	—	—	—	—	(244)	—	(244)	—	(244)
Stock-based compensation awards	—	—	—	—	3,472	—	—	—	3,472	—	3,472
Issuance of stock-based awards	804	—	—	—	(14,584)	13,807	—	—	(777)	—	(777)
December 31, 2014	34,378	75	$363	$66,724	$241,001	$(23,279)	$(254)	$(517,561)	$(233,006)	$549	$(232,457)
Net income	—	—	$—	$—	$—	$—	$—	$22,097	$22,097	$48	$22,145
Accretion of discount on preferred stock	—	—	—	4,301	—	—	—	(4,301)	—	—	—
Change in fair market value of redeemable noncontrolling interest	—	—	—	—	14	—	—	—	14	—	14
Unrealized loss on valuation of cap agreements, net of tax	—	—	—	—	—	—	187	—	187	—	187
Foreign currency translation adjustment	—	—	—	—	—	—	(1,064)	—	(1,064)	—	(1,064)
Stock-based compensation awards	—	—	—	—	2,043	—	—	—	2,043	—	2,043
Issuance of stock-based awards	358	—	—	—	(6,328)	6,022	—	—	(306)	—	(306)
December 31, 2015	34,736	75	$363	$71,025	$236,730	$(17,257)	$(1,131)	$(499,765)	$(210,035)	$597	$(209,438)

 See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$22,050	$(50,043)	$(44,150)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	19,261	19,854	20,302
Amortization of other costs	3,185	9,021	7,072
Amortization of deferred financing costs	6,550	7,360	6,084
Amortization of discount on convertible notes	—	1,076	2,277
Recognition of deferred gain on asset sales	(8,020)	(8,020)	(8,020)
Stock-based compensation	2,043	3,447	4,077
Accretion of interest	2,096	2,964	2,937
Bad debt expense	—	550	111
Deferred tax asset, net	(50,702)	1,924	—
Equity in losses (income) from unconsolidated joint ventures	3,884	(9)	828
Impairment loss on receivables and other assets from managed hotels and unconsolidated joint venture	3,086	—	6,029
Impairment loss and loss on disposal of assets	—	—	288
Gain on disposal of property held for non-sale disposition	(1,916)	(522)	—
Change in fair value of TLG Promissory Notes	—	5	65
Change in value of interest rate caps and swaps, net	365	5	42
Changes in assets and liabilities:
Accounts receivable, net	1,962	4,590	(4,046)
Related party receivables	111	134	601
Restricted cash	2,471	9,414	(3,732)
Prepaid expenses and other assets	(154)	1,214	(1,758)
Accounts payable and accrued liabilities	(581)	(6,828)	7,846
Net cash provided by (used in) operating activities	5,691	(3,864)	(3,147)
Cash flows from investing activities:
Additions to property and equipment	(7,127)	(5,334)	(9,467)
Deposits into (withdrawals from) capital improvement escrows, net	(1,424)	(1,209)	2,814
Distributions from unconsolidated joint ventures	6,508	9	9
Proceeds from asset sales, net	30,806	—	—
Additions to leasehold interests in restaurants	—	—	(219)
Return of investment in development hotels	—	3,000	—
Investment in development hotels	(250)	(15,330)	(375)
Investment in unconsolidated joint ventures	—	—	(151)
Net cash provided by (used in) investing activities	28,513	(18,864)	(7,389)
Cash flows from financing activities:
Proceeds from debt	—	450,000	25,000
Payments on debt and capital lease obligations	(1,466)	(408,969)	(8,482)
Debt issuance costs	—	(13,271)	(265)
Cash paid in connection with vesting of stock based awards	(306)	(777)	(564)
Distributions to holders of noncontrolling interests in consolidated subsidiaries	—	(787)	(975)
Net cash (used in) provided by financing activities	(1,772)	26,196	14,714
Net increase in cash and cash equivalents	32,432	3,468	4,178
Cash and cash equivalents, beginning of year	13,493	10,025	5,847
Cash and cash equivalents, end of year	$45,925	$13,493	$10,025
Supplemental disclosure of cash flow information:
Cash paid for interest	$40,663	$44,350	$36,614
Cash paid for income taxes	$84	$1,039	$150

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.

Notes to Consolidated Financial Statements

1. Organization and Formation Transaction

Morgans Hotel Group Co., a Delaware corporation (the “Company”), was incorporated on October 19, 2005. The Company operates, owns, licenses, and develops boutique hotels, primarily in gateway cities and select resort markets in the United States, Europe and other international locations.

In addition, the Company owns leasehold interests in certain food and beverage venues.  Prior to the TLG Equity Sale, defined below, completed on January 23, 2015, the Company, through TLG Acquisition LLC (“TLG Acquisition” and, together with its subsidiaries, The Light Group, or “TLG”) operated nightclubs, restaurants, pool lounges, bars and other food and beverage venues primarily in  hotels operated by MGM Resorts International (“MGM”) in Las Vegas.

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

The Company has one reportable operating segment.  During the years ended December 31, 2015, 2014 and 2013, the Company derived 6.8%, 5.8%, and 10.7% of its total revenues from international locations, respectively. The assets at these international locations were not significant during the periods presented.

Hotels

The Company’s hotels as of December 31, 2015 were as follows:

Hotel Name	Location	Number of Rooms	Ownership
Hudson	New York, NY	878	(1)
Morgans	New York, NY	117	(2)
Royalton	New York, NY	168	(2)
Delano South Beach	Miami Beach, FL	194	(3)
Mondrian South Beach	Miami Beach, FL	220	(4)
Shore Club	Miami Beach, FL	308	(5)
Mondrian Los Angeles	Los Angeles, CA	236	(2)
Clift	San Francisco, CA	372	(6)
Sanderson	London, England	150	(2)
St Martins Lane	London, England	204	(2)
Mondrian London at Sea Containers	London, England	359	(2)
Delano Las Vegas	Las Vegas, Nevada	1,117	(7)
10 Karaköy	Istanbul, Turkey	71	(8)

(1)

The Company owns 100% of Hudson through its subsidiary, Henry Hudson Holdings LLC, which is part of a property that is structured as a condominium, in which Hudson constitutes 96% of the square footage of the entire building. As of December 31, 2015, Hudson had 878 guest rooms and 60 single room dwelling units (“SROs”).

(2)	Operated under a management contract.
(3)	Wholly-owned hotel.
(4)

Operated as a condominium hotel under a management contract and owned through a 50/50 unconsolidated joint venture. As of December 31, 2015, 276 hotel residences had been sold, of which 161 are in the hotel rental pool and are included in the hotel room count, and 59 hotel residences remain to be sold, all of which are in the hotel program. See note 5.

(5)

Operated under a management contract. As of December 31, 2015, the Company had an immaterial contingent profit participation equity interest in Shore Club. The Company expects to no longer manage Shore Club effective during the second quarter of 2016.  See note 5.

(6)	The hotel is operated under a long-term lease which is accounted for as a financing. See note 7.
(7)	A licensed hotel managed by MGM.
(8)	A franchised hotel.

Food and Beverage Operations

As of December 31, 2015, the Company leased and managed all but one of the Sanderson food and beverage venues.  The Company also owns three food and beverage venues subject to leasehold agreements at Mandalay Bay in Las Vegas, which are managed by TLG.  These food and beverage venues are included in the Company’s consolidated financial statements.

Effective January 1, 2014, the Company transferred all of its ownership interest in the food and beverage venues at St Martins Lane to the hotel owner. The Company continues to manage all the transferred food and beverage venues. Prior to January 1, 2014, the Company leased and managed all of the St Martins Lane food and beverage venues, which were included in the Company’s consolidated financial statements.

The Light Group

Acquisition.  On November 30, 2011, certain of the Company’s subsidiaries completed the acquisition of 90% of the equity interests in TLG Acquisition for a purchase price of $28.5 million in cash and up to $18.0 million in notes (the “TLG Promissory Notes”) (“The Light Group Transaction”).

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

The Company has certain indemnification obligations, which generally survive for 18 months following the close of the TLG Equity Sale; however, no amounts are held in escrow for the satisfaction of such claims.  As of December 31, 2015, the Company has accrued approximately $0.3 million in liabilities related to these indemnification obligations.

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

Sasson-Masi Put Options.  On January 15, 2015, each of Messrs.  Sasson and Masi exercised his right to require Morgans Group to purchase his equity interest in TLG at a purchase price calculated in accordance with the Amended and Restated Limited Liability Company of TLG (the “Sasson-Masi Put Options”). The Company initially accounted for the redeemable noncontrolling interest at fair value in accordance with Accounting Standard Codification (“ASC”) 805, Business Combinations.  Due to the redemption feature associated with the Sasson-Masi Put Options, the Company classified the noncontrolling interest in temporary equity in accordance with the Securities and Exchange Commission’s guidance as codified in ASC 480-10, Distinguishing Liabilities from Equity.  Subsequently, the Company accreted the redeemable noncontrolling interest to its redemption value, which approximated fair value, each period.  The change in the redemption value did not impact the Company’s earnings or earnings per share.  The aggregate purchase price for the Sasson-Masi Put Options was approximately $5.0 million based on the contractual formula applied as of the option exercise date of January 15, 2015.  Pursuant to the TLG Equity Sale, Hakkasan paid $3.6 million of the purchase price for the Sasson-Masi Put Options and the Company incurred and paid the remaining approximately $1.4 million.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The Company consolidates all wholly-owned subsidiaries and variable interest entities in which the Company is determined to be the primary beneficiary.  All intercompany balances and transactions have been eliminated in consolidation.  Entities which the Company does not control through voting interest and entities which are variable interest entities of which the Company is not the primary beneficiary, are accounted for under the equity method.

Use of Estimates

The preparation of financial statements in conformity U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with maturities of three months or less from the date of purchase.

Restricted Cash

As required by certain debt and lease agreements, restricted cash consists of cash held in escrow accounts for debt service or lease payments, insurance programs, and taxes, among others.  As further required by the debt and lease agreements related to hotels owned by the Company or one of its subsidiaries, the Company must set aside 4% of the hotels’ revenues in restricted escrow accounts for the future periodic replacement or refurbishment of furniture, fixtures and equipment.  As replacements occur, the Company or its subsidiary is eligible for reimbursement from these escrow accounts.

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

Costs of significant improvements, including real estate taxes, insurance, and interest during the construction periods are capitalized.  There was no such capitalized real estate taxes, insurance and interest for the years ended December 31, 2015 and 2014.

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

 The Company has one reportable operating segment, which is its reporting unit under ASC 350-20; therefore management aggregates goodwill associated to all owned hotels and the management company when analyzing potential impairment.

As of December 31, 2015 and 2014, management concluded that no goodwill impairment existed as qualitative factors did not indicate that the fair value of the Company’s reporting unit was less than its carrying value.  Further, management also performed a quantitative analysis comparing the Company’s carrying values to market values, as provided by third-party appraisals prepared in late 2015 and other market data available, and concluded that the fair value of the Company’s reporting unit was significantly greater than its carrying value.  Management does not believe it is reasonably likely that goodwill will become impaired in future periods, but will test goodwill before the 2016 year end if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Property, Plant and Equipment (“ASC 360-10”) long-lived assets currently in use are reviewed periodically for possible impairment and will be written down to fair value if considered impaired.  Long-lived assets to be disposed of are written down to the lower of cost or fair value less the estimated cost to sell.  The Company reviews its portfolio of long-lived assets for impairment at least annually or when specific triggering events occur, as required by ASC 360-10.  Recoverability of such assets is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset as determined by analyzing the operating forecasts for future periods.  When events or changes of circumstances indicate that an asset’s carrying value may not be recoverable, the Company tests for impairment by estimating each property’s fair value using a discounted cash flow method taking into account each property’s expected cash flow from operations, holding period and net proceeds from the dispositions of the property.  The factors the Company addresses in determining estimated net proceeds from disposition include anticipated operating cash flow in the year of disposition, terminal cash flow capitalization rate and selling price per room.  For the years ended December 31, 2015 and 2014, management concluded that all long-lived assets were not impaired.

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

 Investments in and Advances to Unconsolidated Joint Ventures

The Company accounts for its investments in unconsolidated joint ventures using the equity method as it does not exercise control over significant business decisions such as buying, selling or financing nor is it the primary beneficiary under ASC 810-10, as discussed above.  Under the equity method, the Company increases its investment for its proportionate share of net income and contributions to the joint venture and decreases its investment balance by recording its proportionate share of net loss and distributions.  Once the Company’s investment balance in an unconsolidated joint venture is zero, the Company suspends recording additional losses.  For investments in which there is recourse or unfunded commitments to provide additional equity, distributions and losses in excess of the investment are recorded as a liability.  As of December 31, 2015 and 2014, there were no liabilities required to be recorded related to these investments.

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

During 2015, the Company recognized non-cash impairment charges of $3.9 million related to the Company’s investment in Mondrian Istanbul, which was recorded in impairment loss and equity in income of investment in unconsolidated joint venture, and a loss of $3.1 million on receivables from an unconsolidated joint venture.  The Company’s estimated fair value relating to these impairment assessments was based primarily upon the assets’ expected cash flow, market conditions, and settlement discussions with the Company’s Mondrian Istanbul joint venture partner.

Other Assets

In October 2014, the Company funded an approximately $15.3 million key money obligation related to Mondrian London, which is included in Other Assets and is being amortized over the term of the hotel management agreement.

In August 2012, the Company entered into a 10-year licensing agreement with MGM, with two five-year extensions at the Company’s option subject to performance thresholds, to convert an existing hotel to Delano Las Vegas.  Delano Las Vegas opened in September 2014.  In addition, the Company acquired the leasehold interests in three food and beverage venues at Mandalay Bay in Las Vegas from an existing tenant for $15.0 million in cash at closing and a deferred, principal-only $10.6 million promissory note (“Restaurant Lease Note”) to be paid over seven years, which the Company recorded at fair value as of the date of issuance at $7.5 million, as discussed in note 7.  The three food and beverage venues are managed by TLG and are operated pursuant to 10-year operating leases with an MGM affiliate, pursuant to which the Company pays minimum annual lease payments and a percentage rent based on cash flow.  The Company allocated the total consideration paid, or to be paid, to the license agreement and the restaurant leasehold asset based on their respective fair values.  The Company amortizes the fair value of the license agreement and restaurant leasehold interests, using the straight line method, over the 10-year life of the respective agreement.

Further, as of December 31, 2015, other assets also include deferred financing costs, which are being amortized using the straight line method, which approximates the effective interest rate method, over the terms of the related debt agreements.

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

The Company recognizes base and incentive management fees and chain service expense reimbursements related to the management of operating hotels in which the Company does not have an ownership interest, or in operating hotels that are unconsolidated joint ventures.  These amounts are recognized as revenue when earned in accordance with the applicable management agreement.  Under its management agreements, the Company generally recognizes base management and chain service expense reimbursements as a percentage of gross revenue and incentive management fees as a percentage of net operating income or Net Capital or Refinancing Proceeds, as defined in the applicable management agreement.  The chain service expense reimbursements represent reimbursements of costs incurred by the Company from its managed hotels.  The Company recognizes termination fees as income when received.  In 2013, the Company recognized $2.3 million of fees related primarily to the termination of the Company’s Ames management agreement, which was recorded in management fee-related parties and other income on the consolidated statements of comprehensive loss.

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

Income taxes for the years ended December 31, 2015, 2014, and 2013, were computed using the Company’s effective tax rate.

Derivative Instruments and Hedging Activities

As of December 31, 2015 and 2014, the Company had cash flow hedges in the form of interest rate caps.  In accordance with ASC 815-10, Derivatives and Hedging (“ASC 815-10”) the Company records all derivatives on the balance sheet at fair value and provides qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.  As of December 31, 2015 and 2014, the Company’s interest rate caps were immaterial.  The Company’s interest rate caps outstanding at December 31, 2015 expired in February 2016, at which time the Company purchased three new interest rate caps, discussed further in note 7.

Credit-risk-related Contingent Features

The Company has entered into warrant agreements with Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P., (collectively, the “Yucaipa Investors”), as discussed in note 11, to purchase a total of 12,500,000 shares of the Company’s common stock at an exercise price of $6.00 per share (the “Yucaipa Warrants”).  In addition, subject to the terms of the Securities Purchase Agreement, the Yucaipa Investors have certain consent rights over certain transactions for so long as they collectively own or have the right to purchase through exercise of the Yucaipa Warrants 6,250,000 shares of the Company’s common stock, as discussed further in note 11.  The Yucaipa Warrants are exercisable utilizing a cashless exercise method only, resulting in a net share issuance.

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

Currently, the Company uses interest rate caps to manage its interest rate risk.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.  To comply with the provisions of ASC 820-10, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.  Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of December 31, 2015 and 2014, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  Accordingly, all derivatives have been classified as Level 2 fair value measurements.  As of December 31, 2015, the Company had three interest rate caps outstanding and the fair value of these interest rate caps was zero.  These interest rate caps expired in February 2016 and the Company purchased three new interest rate caps, as discussed further in note 7.

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

 During the year ended December 31, 2015, the Company recognized non-cash charges of $3.9 million related to the Company’s investment in Mondrian Istanbul, which was recorded in impairment loss and equity in (income) loss of unconsolidated joint ventures, and a loss of $3.1 million on receivables from an unconsolidated joint venture, which was recorded in loss on receivables and other assets from unconsolidated joint ventures and managed hotels.  The Company’s estimated fair value relating to these impairment assessments was based primarily upon Level 3 measurements, including the assets’ expected cash flow, market conditions, and settlement discussions with the Company’s Mondrian Istanbul joint venture partner.

During the year ended December 31, 2013, the Company recognized non-cash impairment charges related to the Company’s receivables due from and other assets related to Mondrian SoHo and Delano Marrakech, which was recorded as a loss on receivables and other assets from unconsolidated joint ventures and managed hotels.  Also during the year ended December 31, 2013, the Company recognized non-cash impairment charges related to the Company’s investments in unconsolidated joint ventures, through equity in (income) loss of unconsolidated joint ventures.  The Company’s estimated fair value relating to these 2013 impairment assessments was based primarily upon Level 3 measurements, including a discounted cash flow analysis to estimate the fair value of the assets taking into account the assets expected cash flow, holding period and estimated proceeds from the disposition of assets, as well as market and economic conditions.

The following table presents charges recorded as a result of applying Level 3 non-recurring measurements included in net loss for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Investment in Mondrian Istanbul	$3,900	$—	$—
Investment in Ames	—	—	151
Loss on receivables and other assets from unconsolidated joint ventures and managed hotels	3,086	—	6,029
Total Level 3 measurement expenses included in net loss	$6,986	$—	$6,180

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, and fixed and variable rate debt.  Management believes the carrying amount of the aforementioned financial instruments, excluding fixed-rate debt, is a reasonable estimate of fair value as of December 31, 2015 and 2014 due to the short-term maturity of these items or variable market interest rates.

The Company had fixed rate debt of $54.9 million and $55.8 million as of December 31, 2015 and 2014, respectively, which included the Company’s trust preferred securities and Restaurant Lease Note, discussed above, and excludes capital leases.  This fixed rate debt had a fair market value at December 31, 2015 and 2014 of approximately $60.6 million and $63.0 million, respectively, using market rates.

Although the Company has determined that the majority of the inputs used to value its fixed rate debt fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its fixed rate debt utilize Level 3 inputs, such as estimates of current credit spreads.  However, as of December 31, 2015 and 2014, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its fixed rate debt and determined that the credit valuation adjustments are not significant to the overall valuation of its fixed rate debt.  Accordingly, all derivatives have been classified as Level 2 fair value measurements.

Stock-based Compensation

The Company accounts for stock based employee compensation using the fair value method of accounting described in ASC 718-10.  For share grants, such as RSUs and LTIP Units, defined and detailed further in note 10, total compensation expense is based on the price of the Company’s stock at the grant date.  For option grants, the total compensation expense is based on the estimated fair value using the Black-Scholes option-pricing model.  For awards under the Company’s Outperformance Award Program long-term incentive awards, discussed in note 10, the total compensation expense was based on the estimated fair value using the Monte Carlo pricing model.  Compensation expense for all stock-based compensation is recorded ratably over the vesting period.

 Income (Loss) Per Share

Basic net income (loss) per common share is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period.  Vested LTIP Units (as defined in note 10) are considered participating securities and are included in the computation of basic earnings per common share pursuant to the two-class method.  Diluted net income (loss) per common share is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period, plus other potentially dilutive securities, such as unvested shares of restricted common stock and warrants.

Redeemable Noncontrolling Interest

Due to the redemption feature associated with the Sasson-Masi Put Options, the Company initially classified the noncontrolling interest in temporary equity in accordance with the Securities and Exchange Commission’s guidance as codified in ASC 480-10, Distinguishing Liabilities from Equity. Subsequently, the Company accreted the redeemable noncontrolling interest to its current redemption value, which approximated fair value, each period.  The change in the redemption value did not impact the Company’s earnings or earnings per share.  The Sasson-Masi Put Options were settled on May 27, 2015, as discussed further in note 1.

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

The membership units in Morgans Group, the Company’s operating company, owned by the Former Parent are presented as a noncontrolling interest in Morgans Group in the consolidated balance sheets and were approximately $0.6 million and $0.5 million as of December 31, 2015 and 2014, respectively.  The noncontrolling interest in Morgans Group is: (i) increased or decreased by the holders of membership interests’ pro rata share of Morgans Group’s net income or net loss, respectively; (ii) decreased by distributions; (iii) decreased by exchanges of membership units for the Company’s common stock; and (iv) adjusted to equal the net equity of Morgans Group multiplied by the holders of membership interests’ ownership percentage immediately after each issuance of units of Morgans Group and/or shares of the Company’s common stock and after each purchase of treasury stock through an adjustment to additional paid-in capital.  Net income or net loss allocated to the noncontrolling interest in Morgans Group is based on the weighted-average percentage ownership throughout the period.  As of December 31, 2015, there were 75,446 membership units outstanding, each of which is exchangeable for a share of the Company’s common stock.

Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-02 (“ASU 2015-02”), “Consolidation – Amendments to the Consolidation Analysis.”   ASU 2015-02 applies to reporting entities that are required to evaluate whether they should consolidate certain legal entities.  Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities.  Additionally, the amendments eliminate the presumption that a general partner should consolidate a limited partnership.  The amendments in ASU 2015-02 affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships.   ASU 2015-02 will be effective for public business entities for fiscal years, and interim periods within, beginning after December 15, 2015. The Company believes ASU 2015-02 will not have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03 (“ASU 2015-03”), “Interest – Imputation of Interest.”   ASU 2015-03 is intended to simplify the presentation of debt issuance costs under U.S. GAAP.  Under the new standard, debt issuance costs will be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as an asset.  ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those years.  Additionally, ASU 2015-03 must be applied on a retroactive basis and upon transition, an entity is required to comply with the applicable disclosures for a change in accounting principle.  The Company will adopt ASU 2015-03 and change its presentation of debt issuance costs effective the first quarter of fiscal year 2016.

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

In September 2015, the FASB issued guidance simplifying the accounting for measurement-period adjustments related to a business combination in ASU No. 2015-16 (“ASU 2015-16”), “Business Combination (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments from Business Combination”.  The guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The guidance is effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years, with early adoption permitted. The Company believes the adoption of this guidance will not have a material impact on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-14 (“ASU 2015-14”), “Revenue from Contracts with Customers; Deferral of Effective Date.”   ASU 2015-14 defers the effective date of adoption of ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU No. 2014-09”) to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  ASU No. 2014-09 was issued in May 2014 and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, as well as most industry-specific guidance, and significantly enhances comparability of revenue recognition practices across entities and industries by providing a principles-based, comprehensive framework for addressing revenue recognition issues.  In order for a provider of promised goods or services to recognize as revenue the consideration that it expects to receive in exchange for the promised goods or services, the provider should apply the following five steps: (1) identify the contract with a customer(s); (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.  ASU No. 2014-09 also specifies the accounting for some costs to obtain or fulfill a contract with a customer and provides enhanced disclosure requirements.  The FASB has deferred ASU No. 2014-09 for one year, and with that deferral, the standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which for us will be the Company’s first quarter of 2018.  The Company is permitted to use either the retrospective or the modified retrospective method when adopting ASU No. 2014-09.  The Company is still assessing the potential impact that ASU No. 2014-09 will have on its consolidated financial statements and disclosures, but the Company believes that there could be changes to the revenue recognition of real estate sales, franchise and license fees, and incentive management fees.

In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), “Leases.”  The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Company is currently evaluating the impact ASU 2016-02 will have on its consolidated financial statements.

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

Basic net income (loss) per common share is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Vested LTIP Units (as defined in note 10) are considered participating securities and are included in the computation of basic earnings per common share pursuant to the two-class method. Diluted net income (loss) per common share is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period, plus other potentially dilutive securities.  Potential dilutive securities may include shares and options granted under the Company’s stock incentive plan and membership units in Morgans Group, which may be exchanged for shares of the Company’s common stock under certain circumstances. In periods when the Company has net loss attributable to Morgans Hotel Group Co., the Yucaipa Warrants issued to the Yucaipa Investors, unvested restricted stock units, LTIP Units (as defined in note 10), and stock options are excluded from the diluted net loss per common share calculation, as there would be no effect on reported diluted net loss per common share, however in periods when the Company has net income attributable to Morgans Hotel Group Co., these same securities are included in the diluted net income per common share calculation to the extent they are considered dilutive.  The 75,446 Morgans Group membership units (which may be converted to cash, or at the Company’s option, common stock) held by third parties at December 31, 2015 and 2014, are not reflected in the computation of basic and diluted earnings per share, as the income allocable to such membership units is allocated and reflected as noncontrolling interests in the accompanying consolidated financial statements.

The table below details the components of the basic and diluted loss per share calculations (in thousands, except for per share data). The Company has not had any undistributed earnings in any calendar quarter presented. Therefore, the Company does not present earnings per share following the two-class method.

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Numerator:
Net income (loss)	$22,050	$(50,043)	$(44,150)
Net loss (income) attributable to noncontrolling interest	47	(681)	(5)
Less: Net income attributable to participating securities	(140)	—	—
Net income (loss) attributable to Morgans Hotel Group Co.	21,957	(50,724)	(44,155)
Less: preferred stock dividends and accretion	16,646	15,827	14,316
Net income (loss) attributable to common stockholders	$5,311	$(66,551)	$(58,471)
Denominator:
Weighted average basic common shares outstanding	34,553	34,133	32,867
Effect of dilutive securities	89	—	—
Weighted average diluted common shares outstanding	34,642	34,133	32,867
Basic and diluted loss available to common stockholders per common share	$0.15	$(1.95)	$(1.78)

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	As of December 31, 2015	As of December 31, 2014
Land	$45,194	$45,194
Building	333,315	332,337
Furniture, fixtures and equipment	102,139	99,291
Construction in progress	517	275
Subtotal	481,165	477,097
Less accumulated depreciation	(215,487)	(199,272)
Property and equipment, net	$265,678	$277,825

Property subject to capital lease, such as Clift and two condominium units at Hudson, both discussed in note 7, are included under “Building” in the above table.  Fully depreciated assets totaling approximately $3.0 million and $10.4 million were retired during the years ended December 31, 2015 and 2014, respectively.  Depreciation on property and equipment was $19.2 million, $19.9 million, and $20.3 million, for the years ended December 31, 2015, 2014, and 2013, respectively.  Depreciation on property subject to capital leases was $0.1 million, for each of the years ended December 31, 2015, 2014 and 2013.

5. Investments in and Advances to Unconsolidated Joint Ventures

The Company’s investments in and advances to unconsolidated joint ventures and its equity in losses of unconsolidated joint ventures are summarized as follows (in thousands):

Investments

Entity	As of December 31, 2015	As of December 31, 2014
Mondrian Istanbul	$—	$10,392
Other	100	100
Total investments in and advances to unconsolidated joint ventures	$100	$10,492

Equity in income (losses) from unconsolidated joint ventures

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Mondrian Istanbul	$(3,892)	$—	$—
Mondrian South Beach food and beverage – MC South Beach	—	—	(629)
Ames	—	—	(151)
Other	8	9	(48)
Total	$(3,884)	$9	$(828)

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

In March 2016, the joint venture exercised its option to extend the outstanding mortgage and mezzanine debt until April 2017. As of December 31, 2015, the joint venture’s outstanding nonrecourse mortgage loan was $18.7 million, with interest accruing at LIBOR plus 3.8% and paid at LIBOR plus 1.5%.  The outstanding mezzanine loan was $28.0 million, with interest accruing at 4.26%. In addition, the outstanding mezzanine debt owed to affiliates of the joint venture partners was $28.0 million.

The joint venture is in the process of selling units as condominiums, subject to market conditions, and unit buyers will have the opportunity to place their units into the hotel’s rental program. As of December 31, 2015, 276 hotel residences had been sold, of which 161 are in the hotel rental pool and are included in the hotel room count, and 59 hotel residences remain to be sold, all of which are in the hotel program.

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

Mondrian SoHo

In June 2007, the Company entered into a joint venture with Cape Advisors Inc. to acquire property and develop a Mondrian hotel on that property in the SoHo neighborhood of New York City. The Company had a 20% equity interest in the joint venture. Under the terms of the hotel management agreement executed between the Company and the joint venture in June 2007, the Company had a contract to manage the hotel for a 10-year term beginning on the date the hotel opened for business, which was in February 2011, with two 10-year extension options. The Company accounted for its investment in Mondrian SoHo using the equity method of accounting.

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

In connection with the foreclosure proceedings, in January 2013, GACC as lender for the mortgage loans on the Mondrian SoHo property, filed a complaint in the Supreme Court of the State of New York, County of New York against Sochin Downtown Realty,

LLC, the joint venture that then owned Mondrian SoHo (“Sochin JV”), Morgans Hotel Group Management, LLC (“Morgans Management”), the then manager for the hotel, Morgans Group, Happy Bar LLC and MGMT LLC, seeking foreclosure including, among other things, the sale of the mortgaged property free and clear of the management agreement, entered into between Sochin JV and Morgans Management in June 2007, as amended.  On October 24, 2014, the Company filed suit in the Supreme Court of the State of New York seeking a declaration that the mortgage lenders to the Mondrian SoHo debt or Sapir could not remove it as hotel manager following the conclusion of the foreclosure proceedings.  On October 2, 2015, the Company entered into a settlement agreement in connection with this litigation with the mortgage lenders to the Mondrian SoHo debt and affiliates of Sapir, the hotel owner.  Pursuant to the settlement agreement, the Company received a $10.0 million payment on October 2, 2015.  The settlement agreement resolved all outstanding litigation related to Mondrian SoHo.

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

The Company accounted for this investment under the equity method of accounting through December 31, 2013, until its recording of losses was suspended. As of December 31, 2015, the Company’s investment in this food and beverage venture was zero. Because the Company has written its investment value in the joint venture to zero, for financial reporting purposes, the Company believes its maximum exposure to losses as a result of its involvement in the food and beverage venture at Mondrian South Beach is limited to any outstanding receivables, which were immaterial as of December 31, 2015.

Ames

On June 17, 2008, the Company, Normandy Real Estate Partners, and Ames Hotel Partners entered into a joint venture agreement as part of the development of the Ames hotel in Boston. Ames opened on November 19, 2009. Until April 26, 2013, the Company held an approximately 31% interest in the ownership joint venture. In May 2013, the hotel owner exercised its right to terminate the Company’s management agreement effective July 17, 2013, and on July 17, 2013 the management agreement terminated. As a result, the Company recorded $1.8 million in termination fee income during 2013.  The Company accounted for this investment under the equity method of accounting.

Shore Club

On December 30, 2013, Shore Club was sold to HFZ Capital Group. Phillips International, an affiliate of Shore Club’s former owner, retains an ownership stake. As of December 31, 2015, the Company had only an immaterial contingent profit participation equity interest in Shore Club.  In late 2015, together with the owners of Shore Club, the Company amended the Shore Club hotel management agreement to terminate its management of the hotel during the second quarter of 2016.  The Company will continue to manage Shore Club in accordance with the terms of the management agreement until the termination date.  Upon termination, the Company expects to receive approximately $3.0 million.

Mondrian Istanbul

In December 2011, the Company entered into a hotel management agreement for a Mondrian-branded hotel to be located in the Old City area of Istanbul, Turkey. In December 2011 and January 2012, the Company contributed an aggregate of $10.3 million in the form of equity and key money and had a 20% ownership interest in the joint venture owning the hotel.

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

In early 2015, as a result of settlement discussions, the Company determined that this investment was other-than-temporarily impaired and recorded a $3.9 million impairment charge for the year ended December 31, 2015.

6. Other Liabilities

As of December 31, 2015 and 2014, other liabilities included $13.9 million related to a designer fee claim. The Former Parent had an exclusive service agreement with a hotel designer, pursuant to which the designer has made various claims related to the agreement. Although the Company is not a party to the agreement, it may have certain contractual obligations or liabilities to the Former Parent in connection with the agreement. According to the agreement, the designer was owed a base fee for each designed hotel, plus 1% of gross revenues, as defined in the agreement, for a 10-year period from the opening of each hotel. In addition, the agreement also called for the designer to design a minimum number of projects for which the designer would be paid a minimum fee. A liability amount has been estimated and recorded in these consolidated financial statements before considering any defenses and/or counter-claims that may be available to the Company or the Former Parent in connection with any claim brought by the designer. The estimated costs of the design services were capitalized as a component of the applicable hotel and amortized over the five-year estimated life of the related design elements.

7. Debt and Capital Lease Obligations

Debt and capital lease obligations consists of the following (in thousands):

Description	As of December 31, 2015	As of December 31, 2014	Interest rate at December 31, 2015
Hudson/Delano Mortgage (a)	$450,000	$450,000	6.01% (LIBOR + 5.65%)
Clift debt (b)	95,388	93,829	9.60%
Liability to subsidiary trust (c)	50,100	50,100	8.68%
Restaurant Lease Note (d)	4,780	5,709	(d)
Capital lease obligations (e)	6,105	6,105	(e)
Debt and capital lease obligations	$606,373	$605,743

(a) Mortgage Agreements

Hudson/Delano 2014 Mortgage Loan

On February 6, 2014, subsidiaries of the Company entered into a mortgage financing with Citigroup Global Markets Realty Corp. and Bank of America, N.A., as lenders, consisting of $300.0 million nonrecourse mortgage notes and $150.0 million mezzanine loans resulting in an aggregate principal amount of $450.0 million, secured by mortgages encumbering Delano South Beach and Hudson and pledges of equity interests in certain subsidiaries of the Company (collectively, the “Hudson/Delano 2014 Mortgage Loan”).

The net proceeds from the Hudson/Delano 2014 Mortgage Loan were applied to (1) repay $180.0 million of outstanding mortgage debt under the prior mortgage loan secured by Hudson (the “Hudson 2012 Mortgage Loan”), (2) repay $37.0 million of indebtedness under the Company’s $100.0 million senior secured revolving credit facility secured by Delano South Beach (the “Delano Credit Facility”), (3) provide cash collateral for reimbursement obligations with respect to a $10.0 million letter of credit under the Delano Credit Facility which was returned to the Company in June 2014, and (4) fund reserves required under the Hudson/Delano 2014 Mortgage Loan, with the remainder available for general corporate purposes and working capital, including repayment of the Convertible Notes, defined below, that matured and were paid in full in October 2014 and the TLG Promissory Notes.

The Hudson/Delano 2014 Mortgage Loan was scheduled to mature on February 9, 2016. On that date, the Company prepaid $28.2 million to reduce the principal balance on the Hudson/Delano 2014 Mortgage Loan by the same amount and extend the maturity of this debt until February 9, 2017.  Following the extension, the Company has two additional one-year extension options that will permit the Company to extend the maturity date of the Hudson/Delano 2014 Mortgage Loan to February 9, 2019, if certain conditions are satisfied at the respective extension dates, including achievement by the Company of a trailing twelve month debt yield of 7.75% for the first extension and 8.00% for the second extension. The Company may prepay the Hudson/Delano 2014 Mortgage Loan in an amount necessary to achieve the specified debt yield.  The second and third extensions would also require the payment of an extension fee in an amount equal to 0.25% of the then outstanding principal amount under the Hudson/Delano 2014 Mortgage Loan.

The Hudson/Delano 2014 Mortgage Loan bears interest at a blended rate of 30-day LIBOR plus 565 basis points.  The Company maintained interest rate caps for the $450.0 million principal amount of the Hudson/Delano 2014 Mortgage Loan that capped the LIBOR rate on the debt under the Hudson/Delano 2014 Mortgage Loan at approximately 1.75% through the February 9, 2016. In connection with extension of the Hudson/Delano 2014 Mortgage Loan in February 2016, the Company purchased three interest rate caps with an aggregate notional value of $421.8 million that cap LIBOR at 0.29% through the next maturity date of the loan.

The Hudson/Delano 2014 Mortgage Loan may be prepaid at any time, in whole or in part. The Hudson/Delano 2014 Mortgage Loan is assumable under certain conditions, and provides that either one of the encumbered hotels may be sold, subject to prepayment of the Hudson/Delano 2014 Mortgage Loan at a specified release price and satisfaction of certain other conditions.

The Hudson/Delano 2014 Mortgage Loan contains restrictions on the ability of the borrowers to incur additional debt or liens on their assets and on the transfer of direct or indirect interests in Hudson or Delano South Beach and the owners of Hudson and Delano South Beach and other affirmative and negative covenants and events of default customary for multiple asset commercial mortgage-backed securities loans. The Hudson/Delano 2014 Mortgage Loan is nonrecourse to the Company’s subsidiaries that are the borrowers under the loan, except pursuant to certain carveouts detailed therein. In addition, the Company has provided a customary environmental indemnity and nonrecourse carveout guaranty under which it would have liability with respect to the Hudson/Delano 2014 Mortgage Loan if certain events occur with respect to the borrowers, including voluntary bankruptcy filings, collusive involuntary bankruptcy filings, changes to the Hudson capital lease without prior written consent of the lender, violations of the restrictions on transfers, incurrence of additional debt, or encumbrances of the property of the borrowers. The nonrecourse carveout guaranty prohibits the payment of dividends on or repurchase of the Company’s common stock. As of December 31, 2015, the Company was in compliance with these covenants.

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

The lease agreement provided for base annual rent of approximately $6.0 million per year until October 2014. Base rent increases by a formula tied to increases in the Consumer Price Index, with a maximum increase of 20% and a minimum increase of 10% at each five-year rent increase date. As a result of the first contractual rate increase, effective October 14, 2014, the annual rent increased to $7.6 million. The lease is nonrecourse to the Company.

Morgans Group also entered into an agreement, dated September 17, 2010, whereby Morgans Group agreed to guarantee losses of up to $6.0 million suffered by the lessors in the event of certain “bad boy” type acts. As of December 31, 2015, there had been no triggering event that would require the Company to recognize a liability related to this guarantee.

(c) Liability to Subsidiary Trust Issuing Preferred Securities

On August 4, 2006, a newly established trust formed by the Company, MHG Capital Trust I (the “Trust”), issued $50.0 million in trust preferred securities in a private placement. The Company owns all of the $0.1 million of outstanding common stock of the Trust. The Trust used the proceeds of these transactions to purchase $50.1 million of junior subordinated notes issued by the Company’s operating company and guaranteed by the Company (the “Trust Preferred Notes”) which mature on October 30, 2036. The sole assets of the Trust consist of the Trust Preferred Notes. The terms of the Trust Preferred Notes are substantially the same as preferred securities issued by the Trust. The Trust Preferred Notes and the preferred securities have a fixed interest rate of 8.68% until October 2016, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus 3.25% per annum. The Trust Preferred Notes are redeemable by the Trust, at the Company’s option, at par, and the Company has not redeemed any Trust Preferred Notes. To the extent the Company redeems the Trust Preferred Notes, the Trust is required to redeem a corresponding amount of preferred securities.

The Company has identified that the Trust is a variable interest entity under ASC 810-10. Based on management’s analysis, the Company is not the primary beneficiary of the trust. Accordingly, the Trust is not consolidated into the Company’s financial statements. The Company accounts for the investment in the common stock of the Trust under the equity method of accounting.

In the event the Company were to undertake a transaction that was deemed to constitute a transfer of its properties and assets substantially as an entirety within the meaning of the indenture, the Company may be required to repay the Trust Preferred Notes prior to their maturity or obtain the trustee’s consent in connection with such transfer.

(d) Restaurant Lease Note

As discussed in note 2, in August 2012, the Company acquired the leasehold interests in three food and beverage venues at Mandalay Bay from an existing tenant for $15.0 million in cash at closing and the issuance of a principal-only $10.6 million Restaurant Lease Note to be paid over seven years. The Restaurant Lease Note does not bear interest except in the event of default, as defined in the agreement. In accordance with ASC 470, Debt, the Company imputed interest on the Restaurant Lease Note, which was recorded at its fair value of $7.5 million as of the date of issuance. At December 31, 2015, the carrying amount of the Restaurant Lease Note was $4.8 million.

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

The Company has allocated both lease payments between the land and building based on their estimated fair values. The portion of the payments allocated to the building has been capitalized at the present value of the future minimum lease payments. The portion of the payments allocable to the land is treated as operating lease payments. The imputed interest rate on both of these leases is 8%, which is based on the Company’s incremental borrowing rate at the time the lease agreement was executed. The capital lease obligations related to the units amounted to approximately $6.1 million as of December 31, 2015 and 2014, respectively. Substantially all of the principal payments on the capital lease obligations are due at the end of the lease agreements.

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

As discussed further in note 8, on August 5, 2013, Messrs. Sasson and Masi filed a lawsuit in the Supreme Court of the State of New York against TLG Acquisition and Morgans Group alleging, among other things, breach of contract and an event of default under the TLG Promissory Notes.  Although the TLG Promissory Notes were repaid and retired in December 2014, this lawsuit remains pending in connection with issues related primarily to the interest rates applicable to the TLG Promissory Notes. As discussed further in “Part I. Item 3. Legal Proceedings”, in February 2016, the plaintiff’s partial summary judgment motion was granted.  While no judgment has yet been entered, plaintiffs have stated to the Court that the requested judgment could be approximately $2.8 million or more. The Company intends to appeal.

Convertible Notes.  On October 17, 2007, the Company issued $172.5 million aggregate principal amount of 2.375% Senior Subordinated Convertible Notes (“Convertible Notes”) in a private offering. Net proceeds from the offering were approximately $166.8 million. Throughout 2014, the Company repurchased an aggregate of $123.4 million of outstanding Convertible Notes for an amount equal to their principal balance plus accrued interest.  On October 15, 2014, the Convertible Notes matured and the Company repaid the outstanding principal amount of $49.1 million with cash on hand. All Convertible Notes were retired upon repayment.

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

Principal Maturities

The following is a schedule, by year, of principal payments on notes payable (including capital lease obligations) as of December 31, 2015 (in thousands):

	Capital Lease Obligations and Debt Payable	Amount Representing Interest on Capital Lease Obligations	Principal Payments on Capital Lease Obligations and Debt Payable
2016	$450,488	$488	$450,000
2017	488	488	—
2018	488	488	—
2019	5,269	488	4,781
2020	489	488	1
Thereafter	184,054	32,463	151,591
	$641,276	$34,903	$606,373

The weighted average interest rate on all of the Company’s debt as of December 31, 2015, 2014, and 2013 was 6.2%, 6.1%, and 6.0%, respectively.

8. Commitments and Contingencies

Hotel Development Related Commitments

In order to obtain management, franchise and license contracts, the Company may commit to contribute capital in various forms on hotel development projects. These include equity investments, key money, and cash flow guarantees to hotel owners. The cash flow guarantees generally have a stated maximum amount of funding and a defined term. The terms of the cash flow guarantees to hotel owners generally require the Company to fund if the hotels do not attain specified levels of operating profit. Cash flow guarantees to hotel owners may be recoverable as loans repayable to the Company out of future hotel cash flows and/or proceeds from the sale of hotels.  As of December 31, 2015, the Company’s potential funding obligations under cash flow guarantees at hotels under development at the maximum amount under the applicable contracts, but excluding contracts where the maximum amount cannot be determined, was $5.0 million, which relates to Delano Cartagena where construction has not yet begun.

The Company has signed management, license or franchise agreements for new hotels which are in various stages of development. As of December 31, 2015, these included the following:

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

The Company’s hotel management agreements for Royalton and Morgans contain cash flow guarantee performance tests that stipulate certain minimum levels of operating performance. These performance test provisions give the Company the option to fund a shortfall in operating performance limited to the Company’s earned base fees. If the Company chooses not to fund the shortfall, the hotel owner has the option to terminate the management agreement. Historically, the Company has funded the shortfall and as of December 31, 2015, approximately $0.9 million was accrued as a reduction to management fees related to these performance test provisions.  Until the end of 2016 and so long as the Company funds the shortfalls, the hotel owners do not have the right to terminate the Company as hotel manager. The Company’s maximum potential amount of future fundings related to the Royalton and Morgans performance guarantee cannot be determined as of December 31, 2015 but under the hotel management agreements is limited to the Company’s base fees earned. On January 28, 2016, the Company entered into amendments to each of the hotel management agreements relating to Royalton and Morgans, both owned by the same hotel owner.  In connection with owner’s potential sale of each of those hotels, the Company agreed to allow the owner to sell the hotels unencumbered by the current hotel management agreements.  Under each of the amendments, the owner has the right to terminate the hotel management agreements at any time upon at least 30 days’ prior written notice in exchange for paying us $3.5 million for each of the hotels upon a termination of each agreement.  The Company expects to continue to manage the hotels until they are sold.

Additionally, the Company is currently subject to performance tests under certain other of its hotel management agreements, which could result in early termination of the Company’s hotel management agreements.  As of December 31, 2015, the Company is in compliance with these termination performance tests and is not exercising any contractual cure rights.  Generally, the performance tests are two part tests based on achievement of budget or cash flow and revenue per available room indices.  In addition, once the performance test period begins, which is generally multiple years after a hotel opens, each of these performance tests must fail for two or more consecutive years and the Company has the right to cure any performance failures, subject to certain limitations.

Joint Venture Hotels Commitments and Guarantees

The following details obligations the Company has or may have related to its operating joint venture hotel, Mondrian South Beach, and former joint venture hotel, Ames, as of December 31, 2015.

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

The Company and affiliates of its joint venture partner also have each agreed to purchase approximately $14.0 million of condominium units under certain conditions, including an event of default. In the event of a default under the lender’s mortgage or mezzanine loan, the joint venture partners are each obligated to purchase selected condominium units, at agreed-upon sales prices, having aggregate sales prices equal to 1/2 of the lesser of $28.0 million, which is the face amount outstanding on the lender’s mezzanine loan, or the then outstanding principal balance of the lender’s mezzanine loan. The joint venture is not currently in an event of default under the mortgage or mezzanine loan. As of December 31, 2015, there had been no triggering event that would require the Company to recognize a liability related to the construction completion or the condominium purchase guarantees.

Ames. On April 26, 2013, the Company entered into an agreement with its joint venture partner pursuant to which, among other things, a creditworthy affiliate of the Company’s joint venture partner assumed all or a portion of the Company’s potential liability with respect to historic tax credit guarantees, with the Company’s liability for any tax credit guarantees capped, in any event, at $3.0 million in the aggregate. The potential liability for historic tax credit guarantees relates to approximately $16.9 million of federal and state historic rehabilitation tax credits that Ames qualified for at the time of its development. As of December 31, 2015, there had been no triggering event that would require the Company to accrue any potential liability related to the historic tax credit guarantee.

Guaranteed Loans and Commitments

The Company has made guarantees to lenders and lessors of its owned and leased hotels, namely related to the Hudson/Delano 2014 Mortgage Loan and Clift lease payments, as discussed further in note 7.

Additionally, the Company is obligated to make future minimum lease payments for noncancelable leases, which the Company accounts for as operating leases. These operating leases include amounts related to the portion of the Hudson capital lease which are allocable to land, lease payments related to our Owned F&B Operations, and our corporate office lease. Future minimum lease payments related to these operating leases in effect as of December 31, 2015 are as follows (in thousands):

	Land	Other
2016	$266	$2,374
2017	266	2,404
2018	266	2,435
2019	266	2,282
2020	266	598
Thereafter	20,237	400
Total	$21,567	$10,493

Future minimum lease payments do not include amounts for renewal periods or amounts that may need to be paid to landlords for real estate taxes, electricity and operating costs.

Multi-employer Retirement Plan

As of December 31, 2015, approximately 28.4% of the Company’s employees were subject to collective bargaining agreements.  The Company is a participant, through these collective bargaining agreements, in multi-employer defined contribution retirement plans in New York and multi-employer defined benefit retirement plans in California covering union employees.

The Company’s participation in these plans is outlined in the table below (in thousands):

	EIN/ Pension Plan	Pension Protection Act Zone Status, as of January 1,		Contributions
Pension Fund	Number	2015	2014	2015	2014	2013
New York Hotel Trades Council and Hotel Association of New York City, Inc. Pension Fund	13-1764242/001	Green	Green	$1,399	$1,696	$1,446
Other				1,174	886	793
Total Contributions				$2,573	$2,582	$2,239

Eligible employees at the Company’s owned and managed hotels in New York City participate in the New York Hotel Trades Council and Hotel Association of New York City, Inc. Pension Fund. The Company contributions are based on a percentage of all union employee wages as dictated by the collective bargaining agreement that expires on June 30, 2019. The Company’s contributions did not exceed 5% of the total contributions to the pension fund in 2015, 2014, or 2013. The pension fund has implemented a funding improvement plan and the Company has not paid a surcharge.

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

Litigation Regarding TLG Promissory Notes

On August 5, 2013, Messrs. Andrew Sasson and Andy Masi filed a lawsuit in the Supreme Court of the State of New York against TLG Acquisition LLC and Morgans Group LLC relating to the $18.0 million TLG Promissory Notes. See note 1 and note 7 regarding the background of the TLG Promissory Notes. The complaint alleges, among other things, a breach of contract and an event of default under the TLG Promissory Notes as a result of the Company’s failure to repay the TLG Promissory Notes following an alleged “Change of Control” that purportedly occurred upon the election of the Company’s Board of Directors on June 14, 2013. The complaint sought payment of Mr. Sasson’s $16.0 million TLG Promissory Note and Mr. Masi’s $2.0 million TLG Promissory Note, plus interest compounded to principal, as well as default interest, and reasonable costs and expenses incurred in the lawsuit. On September 26, 2013, the Company filed a motion to dismiss the complaint in its entirety. On February 6, 2014, the court granted the Company’s motion to dismiss. On March 7, 2014, Messrs. Sasson and Masi filed a Notice of Appeal from this decision with the Appellate Division, First Department.  On April 9, 2015, the Appellate Division, First Department, reversed the trial court’s decision, denying the motion to dismiss and remanding to the trial court for further proceedings.  The Company filed a motion for reconsideration at the appellate court, which was denied on July 7, 2015.  The Company filed its answer to the complaint with the trial court on May 11, 2015.  On August 27, 2015, Messrs. Sasson and Masi filed a motion for partial summary judgment with the trial court and the Company filed its opposition to that motion on October 12, 2015.  In February 2016, the plaintiff’s partial summary judgment motion was granted.  The Company intends to appeal.  Although the TLG Promissory Notes were repaid and retired in December 2014, this lawsuit remains pending in connection with issues related primarily to the interest rates applicable to the TLG Promissory Notes.

Environmental

As a holder of real estate, the Company is subject to various environmental laws of federal and local governments. Compliance by the Company with existing laws has not had an adverse effect on the Company and management does not believe that it will have a material adverse impact in the future. However, the Company cannot predict the impact of new or changed laws or regulations.

Other Litigation

The Company is involved in various lawsuits and administrative actions in the normal course of business, as well as other litigations as noted above. The Company has recorded the necessary accrual for contingent liabilities related to outstanding litigations.

9. Income Taxes

The provision for income taxes on income from operations is comprised of the following for the years ended December 31, 2015, 2014, and 2013 (in thousands):

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Current tax provision (benefit):
Federal	$—	$—	$—
State and city	15	(771)	67
Foreign	493	328	649
	508	(443)	716
Deferred tax provision (benefit):
Federal	(45,893)	7,100	—
State	(4,809)	(5,176)	—
Foreign	—	—	—
	(50,702)	1,924	—
Total tax provision	$(50,194)	$1,481	$716

Net deferred tax asset consists of the following (in thousands):

	As of December 31, 2015	As of December 31, 2014
Goodwill	$(22,422)	$(23,448)
Basis differential in property and equipment	2,723	(7,642)
Basis differential in consolidated subsidiaries	—	(4,282)
Management contract amortization	(491)	(8,623)
Total deferred tax liability	(20,190)	(43,995)
Stock compensation	33,322	36,429
Investment in unconsolidated subsidiaries	16,856	18,663
Designer fee payable	5,781	6,093
Other	5,102	4,243
Deferred gain on sale of hotel assets	48,918	55,087
Net operating loss	194,873	187,169
Valuation allowance	(156,017)	(186,485)
Total deferred tax asset	148,835	121,199
Net deferred tax asset	$128,645	$77,204

At each reporting date, the Company performs an analysis on whether to increase or decrease its valuation allowance against deferred taxes by considering new evidence, both positive and negative, that could impact the Company’s view with regards to future realization of deferred tax assets. As of December 31, 2015, the Company determined that sufficient positive evidence existed and deemed that the strategic plan resulting in the sale of Hudson and Delano South Beach will result in a taxable gain. On the basis of this evaluation, the Company concluded that it is more likely than not that certain deferred tax assets would be realized and that a portion of its valuation allowance should be released.  Accordingly, a release in valuation allowance resulting to an income tax benefit of $50.7 million was recorded for the year ended December 31, 2015. The total reserve on the deferred tax assets as of December 31, 2015 and 2014 was $156.0 million and $186.4 million, respectively.

The Company has federal, state and local net operating loss carryforwards (“NOL Carryforwards”). The Company’s federal NOL Carryforwards were approximately $433.0 million at December 31, 2015. These federal NOL Carryforwards are available to offset future federal taxable income, and will expire at various dates from 2029 through 2034. The Company has state and local NOL Carryforwards of approximately $558.2 million in aggregate at December 31, 2015. These state and local NOL Carryforwards are available to offset future taxable income in a number of states and localities and will expire at various dates from 2029 and 2034.

As of December 31, 2015, the Company also accumulated available foreign tax credits of $4.1 million, HIRE tax credit of $0.5 million and FICA tax credit of $1.5 million. These credits can be used to offset any federal taxes due in the future.

A reconciliation of the statutory United States federal tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Federal statutory income tax rate	35%	35%	35%
State and city taxes, net of federal tax benefit	7%	9%	5%
Valuation allowance	139%	(47)%	(40)%
Foreign taxes	(2)%	(1)%	(1)%
Other including non deductible items	(1)%	1%	—
Effective tax rate	178%	(3)%	(1)%

The Company has not identified any uncertain tax positions in accordance with ASC 740-10 (formerly FIN 48) and does not believe it will have any unrecognized tax positions over the next 12 months. Therefore, the Company has not accrued any interest or penalties associated with any unrecognized tax positions. The Company’s tax returns for the years 2014, 2013 and 2012 are subject to review by the Internal Revenue Service (“IRS”). The Company calculated its deferred tax asset true-up from the tax provision to the actual tax return filed with the IRS. The change in valuation allowance in the rate reconciliation table above includes net true-ups and changes to state tax rates.

10. Omnibus Stock Incentive Plan

On May 22, 2007, the Company adopted the Morgans Hotel Group Co. 2007 Omnibus Stock Incentive Plan. Subsequently and on several occasions, the Company’s Board of Directors adopted, and stockholders approved, amendments to the 2007 Omnibus Stock Incentive Plan (the “Stock Plan”), to namely increase the number of shares reserved for issuance under the plan. As of December 31, 2015, the Stock Plan had 14,610,000 shares reserved for issuance.

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

Total stock compensation expense, which is included in corporate expenses on the accompanying consolidated statements of comprehensive loss, was $2.0 million, $3.4 million, and $4.1 million for the years ended December 31, 2015, 2014, and 2013, respectively.

As of December 31, 2015 and 2014, there were approximately $0.7 million and $5.9 million, respectively, of total unrecognized compensation costs related to unvested share awards. As of December 31, 2015, the weighted-average period over which the unrecognized compensation expense will be recorded was approximately 9 months.

Restricted Stock Units

The Company has granted, or may grant, RSUs to certain executives, employees or non-employee directors as part of future annual equity grants or to newly hired or promoted employees from time to time.  The estimated fair value of such RSUs is based on the closing price of the Company’s common stock on the date of grant.  Details of the Company’s 2015 and 2014 RSU grants are as described below.

Langer Consulting Agreement Grants.  Throughout 2015, the Company issued an aggregate of 151,407 RSUs, which vested immediately on their respective grant dates, to Jonathan A. Langer, pursuant to terms of a consulting agreement between the Company and Mr. Langer, discussed further in note 12.  The estimated fair value of the RSUs granted was based on the closing price of the Company’s common stock on the grant date.

Additionally, on May 28, 2014, the Compensation Committee of the Board of Directors of the Company issued an aggregate of 65,912 RSUs, which vested immediately, to Jonathan A. Langer, then a member of the Company’s Board of Directors, pursuant to terms of a consulting agreement the Company and Mr. Langer had entered into on February 9, 2014, as discussed further in note 12. The estimated fair value of the RSUs granted, which was $495,000, was based on the closing price of the Company’s common stock on the grant date.

Board of Director Grants.  On May 19, 2015, the Company issued an aggregate of 120,656 RSUs to eight non-employee directors under the Stock Plan for their annual retainer for the 2015-2016 Board of Directors term. Additionally, a newly appointed non-employee director received a RSU grant of 16,387 which was prorated for his anticipated 2015-2016 Board of Directors term.  All of these director grants become 100% vested on May 13, 2016, provided that upon a non-employee director’s resignation from the Board of Directors, other than as a consequence of the director’s bad acts, the vesting of any RSUs will be on a pro rated basis as of the resignation date. During the fourth quarter of 2015, two non-employee directors resigned from the Board and each received their prorated shares of RSUs.

On March 19, 2015, the Company issued an aggregate of 4,426 RSUs to two newly appointed non-employee directors under the Stock Plan. These grants become 100% vested on May 14, 2015.

On August 14, 2014, the Company issued an aggregate of 77,922 RSUs to the Company’s non-employee directors under the Stock Plan for their annual retainer for the 2014-2015 Board of Directors term. These grants vested in full on May 14, 2015.

Senior Management Grants.  On May 5, 2014, the Compensation Committee of the Board of Directors of the Company issued an aggregate of 127,867 RSUs to certain of the Company’s executive officers and senior management under the Stock Plan. The majority of these grants vest one-third of the amount granted on each of the first three anniversaries of the grant date so long as the recipient continues to be an eligible participant.

A summary of the status of the Company’s nonvested RSUs granted as of December 31, 2015 and 2014 and changes during the years ended December 31, 2015 and 2014, are presented below:

Nonvested Shares	RSUs	Weighted Average Fair Value
Nonvested at January 1, 2014	888,461	$5.40
Granted	276,937	7.87
Vested	(713,209)	5.74
Forfeited	(118,787)	5.35
Nonvested at December 31, 2014	333,402	$6.74
Granted	292,876	4.52
Vested	(372,113)	5.17
Forfeited	(35,636)	6.56
Nonvested at December 31, 2015	218,529	$6.48
Outstanding at December 31, 2015	220,799	$6.49

For the years ended December 31, 2015, 2014, and 2013, the Company expensed $2.0 million, $3.2 million, and $2.5 million, respectively, related to granted RSUs. As of December 31, 2015, there were 220,799 RSUs outstanding. At December 31, 2015, the Company has yet to expense approximately $0.7 million related to nonvested RSUs which is expected to be recognized over the remaining vesting period of the outstanding awards, as discussed above.

LTIP Units

As part of annual grants from time to time, or as determined appropriate, the Compensation Committee of the Board of Directors of the Company has issued LTIP Units to executives and non-employee directors under the Stock Plan. The estimated fair value of each such LTIP Unit granted was based on the closing price of the Company’s common stock on the grant date.  There have been no LTIP Units granted in 2015 and 2014.

A summary of the status of the Company’s nonvested LTIP Units granted as of December 31, 2015 and 2014 and changes during the years ended December 31, 2015 and 2014, are presented below:

Nonvested Shares	LTIP Units	Weighted Average Fair Value
Nonvested at January 1, 2014	33,334	$9.09
Granted	—	—
Vested	(33,334)	9.09
Forfeited	—	—
Nonvested at December 31, 2014	—	$—
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2015	—	$—
Outstanding at December 31, 2015	913,423	$15.28

For the years ended December 31, 2014 and 2013, the Company expensed $0.1 million and $0.8 million, respectively, related to granted LTIP Units. As of December 31, 2015, there were 913,423 LTIP Units outstanding. At December 31, 2015, the Company has no outstanding expense related to nonvested LTIP Units to be recognized.

Stock Options

The Company has granted, or may grant, options to purchase common stock to certain executives, employees or non-employee directors as part of future annual equity grants or to certain newly hired or promoted executives or employees from time to time. There have been no stock options granted in 2015 and 2014.

A summary of the Company’s outstanding and exercisable stock options granted as of December 31, 2015 and 2014 and changes during the years ended December 31, 2015 and 2014, are presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2014	1,424,740	$13.76	2.90	$—
Granted	—
Exercised	—
Forfeited or Expired	(300,000)	8.87
Outstanding at December 31, 2014	1,124,740	$15.07	0.58	$—
Granted	—
Exercised	—
Forfeited or Expired	(876,425)	5.11
Outstanding at December 31, 2015	248,315	$17.15	1.24	$—
Exercisable at December 31, 2015	248,315	$17.15	1.24	$—

For the years ended December 31, 2014 and 2013, the Company expensed $0.2 million and $1.2 million, respectively, related to granted stock options. At December 31, 2015, the Company has no outstanding expense related to outstanding stock options to be recognized.

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

The Series A preferred securities had an 8% dividend rate through October 15, 2014 and have a 10% dividend rate until October 15, 2016 and a 20% dividend rate thereafter.  The Company has the option to accrue any and all dividend payments.  The cumulative unpaid dividends have a dividend rate equal to the dividend rate on the Series A preferred securities.  As of December 31, 2015, the Company had undeclared and unpaid dividends of approximately $55.6 million.  The Company has the option to redeem any or all of the Series A preferred securities at par at any time.  The Series A preferred securities have limited voting rights and only vote on the authorization to issue senior preferred securities, amendments to their certificate of designations and amendments to the Company’s charter that adversely affect the Series A preferred securities.

For so long as the Yucaipa Investors own a majority of the outstanding Series A preferred securities under the terms of the certificate of designations governing the Series A preferred securities, they also have certain consent rights, subject to certain exceptions and limitations, over certain transactions involving the acquisition of the Company by any third party, other than as the result of the disposition of our real estate assets where we continue to engage in the business of managing hotel properties and other real estate, pursuant to which the Series A preferred securities are converted or otherwise reclassified into or exchanged for securities of another entity, and certain other transactions where a vote of the holders of the Series A preferred securities is required by law or the Company’s certificate of incorporation.

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

For so long as the Yucaipa Investors collectively own or have the right to purchase through exercise of the Yucaipa Warrants (assuming a cash rather than a cashless exercise) 875,000 shares of the Company’s common stock, the Company has agreed to use its reasonable best efforts to cause its Board of Directors to nominate and recommend to the Company’s stockholders the election of a person nominated by the Yucaipa Investors as a director of the Company and to use its reasonable best efforts to ensure that the Yucaipa Investors’ nominee is elected to the Company’s Board of Directors at each such meeting.  If that nominee is not elected as a director at a meeting of stockholders, the Yucaipa Investors have certain Board of Director observer rights.  Further, if the Company does not, within 30 days from the date of such meeting, create an additional seat on the Board of Directors and make available such seat to the nominee, the dividend rate on the Series A preferred securities increases by 4% during any time that a Yucaipa Investors’ nominee is not a member of the Company’s Board of Directors.  From July 14, 2013 through May 14, 2014, the dividend rate was 12% as a result of the Yucaipa Investors’ nominee not being elected or appointed to the Company’s Board of Directors.  A Yucaipa Investors’ nominee currently sits on the Company’s Board of Directors.  Accordingly, the current dividend rate on the Series A preferred securities is 10%.

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
•

the acquisition of the Company by a third party, other than as the result of the disposition of our real estate assets where the Company continues to engage in the business of managing hotel properties and other real property assets; or

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

The initial carrying value of the Series A preferred securities was recorded at its net present value less costs to issue on the date of issuance.  The carrying value will be periodically adjusted for accretion of the discount.  As of December 31, 2015, the value of the preferred securities was $71.0 million, which includes cumulative accretion of $23.0 million.

The Company calculated the estimated fair value of the Yucaipa Warrants using the Black-Scholes valuation model, as discussed in note 2.

12. Related Party Transactions

The Company earned management fees, chain services reimbursements and fees for certain technical services and has receivables from hotels it owns through investments in unconsolidated joint ventures. These fees totaled approximately $2.5 million, $4.6 million, and $9.0 million for the years ended December 31, 2015, 2014, and 2013, respectively.

As of December 31, 2015 and 2014, the Company had receivables from these affiliates of approximately $0.4 million and $3.6 million, respectively, which are included in related party receivables on the accompanying consolidated balance sheets.

Langer Consulting Agreements.  On May 7, 2015, the Company entered into a Consulting Agreement (the “2015 Consulting Agreement”) with Jonathan Langer, then a member of the Company’s Board of Directors, pursuant to which Mr. Langer was to provide consulting services to the Company, at the direction of the Board of Directors, in connection with the Company’s previously announced strategic alternatives process, as well as on-going financial and operating consulting services to the Company. Effective immediately upon the entering of the 2015 Consulting Agreement, Mr. Langer resigned from the Board of Directors.  The members of the Audit Committee, together with a majority of the Board of Directors (excluding Mr. Langer), voted to approve the 2015 Consulting Agreement pursuant to the Company’s Related Persons Transaction Policy and Procedures.

Under the terms of the 2015 Consulting Agreement, in consideration of the services Mr. Langer provided to the Company over the course of the prior year beyond his duties as a director, in May 2015, the Company paid Mr. Langer a one-time fee of $500,000, of which $250,000 was paid in cash and $250,000 was paid in common stock of the Company under the Stock Plan, which fully vested on the date of grant.  Additionally, the Company paid Mr. Langer consulting fees totaling $925,000, of which $462,500 was paid in cash and $462,500 was paid in common stock of the Company under the Stock Plan, which fully vested on the date of grant.  Effective September 15, 2015, Mr. Langer’s 2015 Consulting Agreement was terminated.

On February 9, 2014, the Company entered into a Consulting Agreement (the “2014 Consulting Agreement”) with Jonathan A. Langer, then a member of the Company’s Board of Directors. Under the terms of the 2014 Consulting Agreement, Mr. Langer provided services to the Company in connection with various strategic and financial opportunities through December 31, 2014. Pursuant to the 2014 Consulting Agreement, in consideration of Mr. Langer’s efforts in connection with the Hudson/Delano 2014 Mortgage Loan, including negotiating with the lenders and overseeing the transaction on the Company’s behalf, Mr. Langer was entitled to a payment of $495,000 (or 0.11% of the aggregate proceeds from the Hudson/Delano 2014 Mortgage Loan), payable in cash or stock, at the Company’s election. In May 2014, the Company issued stock to Mr. Langer as compensation for this fee, as discussed in note 10. Additionally, under the terms of the 2014 Consulting Agreement, Mr. Langer was also eligible to be compensated for the successful negotiation of a revised hotel management or new franchise agreement with one of the Company’s existing hotels in an amount equal to 2.0% of the projected management, incentive and franchise fees to be earned by the Company during the duration of the management or franchise agreement, plus certain other potential fees not to exceed $250,000.  Mr. Langer’s 2014 Consulting Agreement expired on December 31, 2014 and no fees were earned related to the negotiation of a revised hotel management or new franchise agreement prior to expiration.

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

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Restructuring costs	$4,648	$5,572	$9,087
Severance costs	1,905	9,435	2,139
Loss (gain) on asset disposal	18	(476)	225
	$6,571	$14,531	$11,451

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

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Transaction costs, net	$(41)	$3,447	$716
Internal development payroll and other	704	810	1,397
Pre-opening expenses	—	452	874
	$663	$4,709	$2,987

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

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Settlement income	$(11,300)	$—	$—
Litigation costs	8,328	3,581	2,379
Other	982	154	347
	$(1,990)	$3,735	$2,726

In August 2015, the Company executed a settlement agreement with owner of Delano Marrakech pursuant to which the Company is to receive $2.5 million, of which $1.3 million was paid at signing and included above in ‘Settlement income’ for the year ended December 31, 2015.  The Company will recognize the remaining $1.2 million income as it is received, although the owner of Delano Marrakech has defaulted on the first two installments and the Company is currently exploring its remedies in Morocco.

In October 2015, the Company entered into a settlement agreement in connection with litigation with the mortgage lenders to the Mondrian SoHo debt and the current owner of the hotel formerly known as Mondrian SoHo.  Pursuant to the settlement agreement, the Company received a $10.0 million payment on October 2, 2015.  The settlement agreement resolves all outstanding litigation related to Mondrian SoHo.

15. Quarterly Financial Information (Unaudited)

The tables below reflect the Company’s selected quarterly information for the Company for the years ended December 31, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total revenues	$57,260	$53,206	$56,210	$53,306
Gain on asset sale	2,155	2,005	2,086	3,708
Income (loss) before income tax expense	(1,593)	(7,354)	(6,485)	(12,712)
Net loss attributable to common stockholders	44,659	(11,758)	(10,716)	(16,734)
Net income (loss) per share — basic/diluted attributable to common shareholders	1.25	(0.34)	(0.31)	(0.49)
Weighted-average shares outstanding — basic	34,710	34,618	34,492	34,388
Weighted-average shares outstanding — diluted	34,746	34,618	34,492	34,388

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Total revenues	$62,160	$55,280	$61,215	$55,402
Gain on asset sale	2,005	2,005	2,005	2,005
Loss before income tax expense	(5,420)	(9,973)	(9,390)	(23,779)
Net loss attributable to common stockholders	(10,606)	(13,737)	(13,706)	(28,502)
Net loss per share — basic/diluted attributable to common shareholders	(0.31)	(0.40)	(0.40)	(0.85)
Weighted-average shares outstanding — basic and diluted	34,370	34,267	34,184	33,651

16. Deferred Gain on Asset Sales

Deferred Gain

In 2011, the Company sold Mondrian Los Angeles, Royalton, Morgans, and its 50% equity interest in the joint venture that owned Sanderson and St Martins Lane. The Company continues to operate all of these hotels under long-term management agreements.

In accordance with ASC 360-20, Property, Plant and Equipment, Real Estate Sales, the Company evaluated its accounting for the gain on sales of these assets, noting that the Company continues to have significant continuing involvement in the hotels as a result of long-term management agreements and shares in risks and rewards of ownership. Accordingly, the Company recorded deferred gains of approximately $152.4 million related to the sales of Royalton, Morgans, Mondrian Los Angeles, and the Company’s equity interests in Sanderson and St Martins Lane, which are deferred and recognized as a gain on asset sales over the initial term of the related management agreements.  Gain on asset sales for the years ended December 31, 2015, 2014 and 2013 were $8.0 million, $8.0 million, and $8.0 million, respectively.

Gain on Sale of TLG Equity Interest

On January 23, 2015, the Company completed the TLG Equity Sale, as discussed in note 1, and received proceeds of $32.8 million, net of closing costs.  In accordance with ASC 360-20, the Company recognized a gain of $1.8 million on the sale of its interest in TLG during the year ended December 31, 2015.

17. Assets Held for Sale

In December 2014, the Company’s Board of Directors approved the TLG Equity Sale which included the sale of the Company’s ownership interests in TLG to Hakkasan, as discussed in note 1.

The following sets forth TLGs operations for the three years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Management fees	$351	$8,881	$9,576
Corporate expenses	(252)	(3,619)	(1,767)
Interest expense	—	(1,478)	(1,438)
Depreciation and amortization expense	(6)	(5,626)	(5,850)
Other non-operating expenses	—	(5)	(65)
Net loss attributable to noncontrolling interest	(13)	(793)	(992)
Gain on asset sale	1,934	—	—
Income (loss) from TLG	$2,014	$(2,640)	$(536)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 11, 2016.

MORGANS HOTEL GROUP CO.

By:	/s/ RICHARD SZYMANSKI
Name: Richard Szymanski
Title: Chief Financial Officer (principal executive officer and principal financial officer)

Date: March 11, 2016

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard Szymanski, his true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his name, place and stead, in any and all capacities, to do any and all things and execute and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the United States Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD SZYMANSKI	Chief Financial Officer	March 11, 2016
Richard Szymanski	(principal executive officer and principal financial officer)

/s/ HOWARD M. LORBER	Chairman and Director	March 11, 2016
Howard M. Lorber

/s/ ANDREW BROAD	Director	March 11, 2016
Andrew Broad

/s/ KENNETH E. CRUSE	Director	March 11, 2016
Kenneth E. Cruse

/s/ JOHN DOUGHERTY	Director	March 11, 2016
John Dougherty

/s/ JASON T. KALISMAN	Director	March 11, 2016
Jason T. Kalisman

/s/ BRADFORD NUGENT	Director	March 11, 2016
Bradford Nugent

/s/ MICHAEL E. OLSHAN	Director	March 11, 2016
Michael E. Olshan

/s/ MICHELLE S. RUSSO	Director	March 11, 2016
Michelle S. Russo

/s/ ADAM STEIN	Director	March 11, 2016
Adam Stein

Exhibit Index

Exhibit Number	Description

2.1

Equity Purchase Agreement, dated as of December 16, 2014, by and among Morgans Hotel Group Co., Morgans Group LLC and Hakkasan Holdings LLC.  Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  The registrant will furnish copies of such schedules to the U.S. Securities and Exchange Commission upon request (incorporated by reference to Exhibit 2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

3.1

Amended and Restated Certificate of Incorporation of Morgans Hotel Group Co. (incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-129277) filed on February 9, 2006)

3.2	Amended and Restated By-laws of Morgans Hotel Group Co. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)

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

Exhibit Number	Description

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

10.17

Amendment to Loan Agreement, dated as of April 8, 2014, among Henry Hudson Holdings LLC, 58th Street Bar Company LLC, Hudson Leaseco LLC and Beach Hotel Associates LLC, as Borrower, and Citigroup Global Markets Realty Corp. and Bank of America, N.A., as Lender  (incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)

Exhibit Number	Description

10.18

Second Amendment to Loan Agreement, dated as of May 22, 2014, among Henry Hudson Holdings LLC, 58th Street Bar Company LLC, Hudson Leaseco LLC and Beach Hotel Associates LLC, as Borrower, and Citigroup Global Markets Realty Corp. and Bank of America, N.A., as Lender  (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014)

10.19

Limited Recourse Guaranty, dated as of February 6, 2014, by Morgans Hotel Group Co. in favor of Citigroup Global Markets Realty Corp. and Bank of America, N.A. (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

10.20

Mezzanine A Loan Agreement, dated as of February 6, 2014, among Hudson Delano Senior Mezz LLC, as Borrower, and Citigroup Global Markets Realty Corp. and Bank of America, N.A., as Lender (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

10.21

Limited Recourse Guaranty (Mezzanine A Loan), dated as of February 6, 2014, by Morgans Hotel Group Co., in favor of Citigroup Global Markets Realty Corp. and Bank of America, N.A. (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

10.22

Mezzanine B Loan Agreement, dated as of February 6, 2014, among Hudson Delano Junior Mezz LLC, as Borrower, and Citigroup Global Markets Realty Corp. and Bank of America, N.A., as Lender (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

10.23*

Loan Extension Agreement, dated as of February 9, 2016, among Henry Hudson Holdings LLC, 58th Street Bar Company LLC, Hudson Leaseco LLC and Beach Hotel Associates LLC, as Borrower, and Deutsche Bank Company Americas, as Trustee

10.24*

Mezzanine A Loan Extension Agreement, dated as of February 9, 2016, among Hudson Delano Senior Mezz LLC, as Borrower, and Citigroup Global Markets Realty Corp. and BSRECEP II Joint Origination, L.L.C., Broad Street Principal Investments, LLC, BCSSS Investments S.A.R.L., and MPS Investments S.A.R.L., as Lender

10.25*	Mezzanine B Loan Extension Agreement, dated as of February 9, 2016, among Hudson Delano Junior Mezz LLC, as Borrower, and PREFG Hudson Delano Mezz Lender, LLC, as Lender

10.26

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

10.32†*	Amended and Restated Employment Agreement, dated as of January 14, 2016, between Morgans Hotel Group Co. and Joshua Fluhr

10.33†*	Amended and Restated Employment Agreement, dated as of January 14, 2016, between Morgans Hotel Group Co. and Meredith L. Deutsch

10.34†	Morgans Hotel Group Co. Amended and Restated 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

10.35†	Form of Morgans Hotel Group Co. RSU Award Agreement (Directors) (incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

10.36†

Form of Morgans Hotel Group Co. RSU Award Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

10.37†	Form of Morgans Hotel Group Co. Stock Option Award Agreement (Directors) (incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

10.38†

Form of Morgans Hotel Group Co. Stock Option Award Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

Exhibit Number	Description

10.39†	Form of Morgans Hotel Group Co. LTIP Unit Vesting Agreement (Directors) (incorporated by reference to Exhibit 10.66 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

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