Form 10-Q
period 2016-03-31
Morgans Hotel Group Co.
filed 2016-05-10
CIK 1342126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of May 9, 2016 was 34,768,044.

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

We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our stockholders. These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ materially from those expressed in any forward-looking statement. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding our expectations with respect to:

•	risks related to our pending acquisition by SBEEG Holdings LLC (“SBE”);
•	our future financial performance, including selling, general and administrative expenses, capital expenditures, income taxes and our expected available cash and use of available cash;
•	our business operations, including entering into new management, franchise or licensing agreements and enhancing the value of existing hotels and management agreements;
•	the status and expectations with respect to the development and opening of new hotels;
•	the effect of new lodging supply;
•	the impact of the strong U.S. dollar and a weak global economy;
•	the timing of receiving hotel management agreement termination fees; and
•	the outcome of litigation to which the Company is a party.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Important risks and factors that could cause our actual results to differ materially from those expressed in any forward-looking statements include, but are not limited to, the risks discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and other documents we file with the Securities and Exchange Commission from time to time. Important risks and factors that could cause our actual results to differ materially from those expressed in any forward-looking statements include, but are not limited to economic, business, competitive market and regulatory conditions such as:

•	risks related to the proposed acquisition of the Company and the related diversion of management’s attention from the operation of the business;
•	risks we may face if the proposed acquisition is not completed and the Company is not otherwise acquired;
•	risks related to our ability to successfully execute on an alternative transaction should we be unable to successfully consummate the sale of the Company to SBE;
•	the risk that provisions in the acquisition agreement governing the proposed acquisition could discourage a third party from considering or proposing to acquire the Company;
•	a downturn in economic and market conditions, both in the U.S. and internationally, particularly as it impacts demand for travel, hotels, dining and entertainment;
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

Morgans Hotel Group Co.

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Property and equipment, net	$261,682	$265,678
Goodwill	53,691	54,057
Investments in and advances to unconsolidated joint ventures	100	100
Cash and cash equivalents	11,917	45,925
Restricted cash	15,291	12,892
Accounts receivable, net	7,526	8,325
Prepaid expenses and other assets	6,464	8,897
Deferred tax asset, net	128,975	128,645
Other assets, net	32,371	33,516
Total assets	$518,017	$558,035
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Debt and capital lease obligations, net of deferred financing costs of $4.0 million and $3.7 million as of March 31, 2016 and December 31, 2015, respectively	$574,304	$602,630
Accounts payable and accrued liabilities	33,208	33,599
Deferred gain on asset sales	115,373	117,378
Other liabilities	13,866	13,866
Total liabilities	736,751	767,473
Commitments and contingencies
Preferred stock, $0.01 par value; liquidation preference $1,000 per share, 40,000,000 shares authorized; 75,000 shares issued at March 31, 2016 and December 31, 2015, respectively	72,219	71,025
Common stock, $0.01 par value; 200,000,000 shares authorized; 36,277,495 shares issued at March 31, 2016 and December 31, 2015, respectively	363	363
Additional paid-in capital	236,334	236,730
Treasury stock, at cost, 1,513,234 and 1,541,381 shares of common stock at March 31, 2016 and December 31, 2015, respectively	(16,775)	(17,257)
Accumulated other comprehensive loss	(1,593)	(1,131)
Accumulated deficit	(509,861)	(499,765)
Total Morgans Hotel Group Co. stockholders’ deficit	(219,313)	(210,035)
Noncontrolling interest	579	597
Total deficit	(218,734)	(209,438)
Total liabilities and stockholders’ deficit	$518,017	$558,035

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.

Consolidated Statements of Comprehensive Loss

(in thousands, except per share data)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Revenues:	(unaudited)
Rooms	$25,244	$25,796
Food and beverage	20,432	21,571
Other hotel	2,198	1,931
Total hotel revenues	47,874	49,298
Management fee-related parties and other income	3,149	4,008
Total revenues	51,023	53,306
Operating Costs and Expenses:
Rooms	9,458	8,884
Food and beverage	13,844	14,677
Other departmental	1,144	996
Hotel selling, general and administrative	10,151	10,152
Property taxes, insurance and other	4,543	3,883
Total hotel operating expenses	39,140	38,592
Corporate expenses, including stock compensation of $0.1 million and $0.3 million, respectively	4,263	6,028
Depreciation and amortization	5,651	5,637
Restructuring and development costs	699	2,097
Total operating costs and expenses	49,753	52,354
Operating income	1,270	952
Interest expense, net	11,162	11,827
Impairment loss and equity in income of investment in unconsolidated joint venture	(2)	3,890
Impairment loss on intangible asset	366	-
Gain on asset sales	(2,005)	(3,708)
Other non-operating expenses	543	1,655
Loss before income tax expense	(8,794)	(12,712)
Income tax expense	128	126
Net loss	(8,922)	(12,838)
Net loss attributable to noncontrolling interest	18	14
Net loss attributable to Morgans Hotel Group Co.	(8,904)	(12,824)
Preferred stock dividends and accretion	(4,467)	(3,910)
Net loss attributable to common stockholders	$(13,371)	$(16,734)
Other comprehensive loss:
Unrealized loss on valuation of cap agreements, net of tax	(119)	(12)
Foreign currency translation adjustment	(344)	(997)
Comprehensive loss	$(13,834)	$(17,743)
Loss per share:
Basic and diluted attributable to common stockholders	$(0.38)	$(0.49)
Weighted average number of common shares outstanding:
Basic and diluted	34,739	34,388

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.

Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:	(unaudited)
Net loss	$(8,922)	$(12,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,864	4,846
Amortization of other costs	787	791
Amortization and write off of deferred financing costs	739	1,636
Amortization of deferred gain on asset sales	(2,005)	(2,005)
Stock-based compensation	115	344
Accretion of interest	532	519
Impairment loss and equity in income of investment in unconsolidated joint venture	(2)	3,890
Impairment loss on intangible asset	366	-
Gain (loss) on sale and disposal of assets	5	(1,709)
Change in value of interest rate caps	219	19
Changes in assets and liabilities:
Accounts receivable, net	799	(398)
Restricted cash	(2,237)	(1,486)
Prepaid expenses and other assets	2,433	1,233
Accounts payable and accrued liabilities	(599)	(559)
Net cash used in operating activities	(2,906)	(5,717)
Cash flows from investing activities:
Additions to property and equipment	(897)	(577)
Deposits into capital improvement escrows, net	(162)	(669)
Distributions from unconsolidated joint ventures	2	2
Proceeds from asset sale, net	—	32,152
Net cash (used in) provided by investing activities	(1,057)	30,908
Cash flows from financing activities:
Payments on debt and capital lease obligations	(28,563)	(366)
Debt issuance costs	(1,456)	—
Cash paid in connection with vesting of stock based awards	(26)	(227)
Net cash used in financing activities	(30,045)	(593)
Net (decrease) increase in cash and cash equivalents	(34,008)	24,598
Cash and cash equivalents, beginning of year	45,925	13,493
Cash and cash equivalents, end of year	$11,917	$38,091
Supplemental disclosure of cash flow information:
Cash paid for interest	$10,303	$10,171
Cash paid for income taxes	$25	$—

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.

Notes to Consolidated Financial Statements

1. Organization and Formation Transaction

Morgans Hotel Group Co., a Delaware corporation (the “Company”), was incorporated on October 19, 2005. The Company operates, owns, acquires, and develops boutique hotels, primarily in gateway cities and select resort markets in the United States, Europe and other international locations.

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

The Company has one reportable operating segment.  During the three months ended March 31, 2016 and 2015, the Company derived 6.6% and 6.6% of its total revenues from international locations, respectively. The assets at these international locations were not significant during the periods presented.

Hotels

The Company’s hotels as of March 31, 2016 were as follows:

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

(1)

The Company owns 100% of Hudson through its subsidiary, Henry Hudson Holdings LLC, which is part of a property that is structured as a condominium, in which Hudson constitutes 96% of the square footage of the entire building. As of March 31, 2016, Hudson had 878 guest rooms and 60 single room dwelling units (“SROs”).

(2)	Operated under a management contract.
(3)	Wholly-owned hotel.
(4)

Operated as a condominium hotel under a management contract and owned through a 50/50 unconsolidated joint venture. As of March 31, 2016, 276 hotel residences had been sold, of which 161 are in the hotel rental pool and are included in the hotel room count, and 59 hotel residences remain to be sold, all of which are in the hotel program. See note 4.

(5)	Operated under a management contract. The Company currently expects to no longer manage Shore Club during the fourth quarter of 2016.
(6)	The hotel is operated under a long-term lease which is accounted for as a financing. See note 6.
(7)	A licensed hotel managed by MGM.
(8)	A franchised hotel.

 Food and Beverage Operations

As of March 31, 2016, the Company leased and managed all but one of the Sanderson food and beverage venues.  The Company also owns three food and beverage venues subject to leasehold agreements at Mandalay Bay in Las Vegas, which are managed by TLG.  These food and beverage venues are included in the Company’s consolidated financial statements.

Effective May 1, 2016, the Company transferred all of its ownership interest in the food and beverage venues at Sanderson to the hotel owner.  The Company will continue to manage the transferred food and beverage venues.  Prior to May 1, 2016, the Company leased and managed the Sanderson food and beverage venues, which were included in the Company’s consolidated financial statements.  As a result of this transfer, the Company impaired approximately $0.4 million of goodwill related to its ownership interest of the Sanderson food and beverage venues.

The Light Group

Acquisition.  On November 30, 2011, certain of the Company’s subsidiaries completed the acquisition of 90% of the equity interests in TLG Acquisition for a purchase price of $28.5 million in cash and up to $18.0 million in notes (the “TLG Promissory Notes”) (“The Light Group Transaction”).

In December 2014, the Company used cash on hand to repay and retire $19.1 million of the outstanding TLG Promissory Notes, which included the original principal balance of $18.0 million plus deferred interest of $1.1 million, as discussed further in note 6.

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

The Company has certain indemnification obligations, which generally survive for 18 months following the close of the TLG Equity Sale; however, no amounts are held in escrow for the satisfaction of such claims.  As of March 31, 2016, the Company has accrued approximately $0.3 million in liabilities related to these indemnification obligations.

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

The consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished in the accompanying consolidated financial statements reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the aforementioned consolidated financial statements for the interim periods.

Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

The Hudson/Delano 2014 Mortgage Loan, defined and discussed below in note 6, provides that all cash flows from Hudson and Delano South Beach are deposited into accounts controlled by the lenders from which debt service and operating expenses, including management fees, are paid and from which other reserve accounts may be funded.  In the event the debt yield ratio falls below 6.75%, any excess amounts will be retained by the lenders until the debt yield ratio exceeds 7.00% for two consecutive calendar quarters.  As of March 31, 2016, the Company’s debt yield ratio was 6.84%.  The Company may fall below the 6.75% defined threshold during the second quarter of 2016.

Assets Held for Sale

The Company considers properties to be assets held for sale when management approves and commits to a formal plan to actively market a property or a group of properties for sale and the sale is probable whereby a signed sales contract and significant non-refundable deposit or contract break-up fee exist.  Upon designation as an asset held for sale, the Company records the carrying value of each property or group of properties at the lower of its carrying value, which includes allocable goodwill, or its estimated fair value, less estimated costs to sell, and the Company stops recording depreciation expense.  Any gain realized in connection with the sale of the properties for which the Company has significant continuing involvement, such as through a long-term management agreement, is deferred and recognized over the initial term of the related management agreement.

 Investments in and Advances to Unconsolidated Joint Ventures

The Company accounts for its investments in unconsolidated joint ventures using the equity method as it does not exercise control over significant business decisions such as buying, selling or financing nor is it the primary beneficiary under Account Standard Codification (“ASC”) 810-10, Consolidation.  Under the equity method, the Company increases its investment for its proportionate share of net income and contributions to the joint venture and decreases its investment balance by recording its proportionate share of net loss and distributions.  Once the Company’s investment balance in an unconsolidated joint venture is zero, the Company suspends recording additional losses.  For investments in which there is recourse or unfunded commitments to provide additional equity, distributions and losses in excess of the investment are recorded as a liability.  As of March 31, 2016, there were no liabilities required to be recorded related to these investments.

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

The Company’s deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.  Decreases to the valuation allowance are recorded as reductions to the Company’s provision for income taxes and increases to the valuation allowance result in additional provision for income taxes.  The realization of the Company’s deferred tax assets, net of the valuation allowance, is primarily dependent on estimated future taxable income.  A change in the Company’s estimate of future taxable income may require an addition to or reduction from the valuation allowance.  The Company has established a reserve on its deferred tax assets based on anticipated future taxable income and tax strategies.

All of the Company’s foreign subsidiaries are subject to local jurisdiction corporate income taxes.  Income tax expense is reported at the applicable rate for the periods presented.

Income taxes for the three months ended March 31, 2016 and 2015 were computed using the Company’s effective tax rate.

Credit-risk-related Contingent Features

The Company has entered into warrant agreements with Yucaipa American Alliance Fund II, L.P. and Yucaipa American Alliance (Parallel) Fund II, L.P., (collectively, the “Yucaipa Investors”), as discussed in note 9, to purchase a total of 12,500,000 shares of the Company’s common stock at an exercise price of $6.00 per share (the “Yucaipa Warrants”).  In addition, subject to the terms of the Securities Purchase Agreement, the Yucaipa Investors have certain consent rights over certain transactions for so long as they collectively own or have the right to purchase through exercise of the Yucaipa Warrants 6,250,000 shares of the Company’s common stock, as discussed further in note 9.  The Yucaipa Warrants are exercisable utilizing a cashless exercise method only, resulting in a net share issuance.  See note 13 for additional information about the Yucaipa Warrants.

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

Currently, the Company uses interest rate caps to manage its interest rate risk.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.  To comply with the provisions of ASC 820-10, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.  Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  As of March 31, 2016 and December 31, 2015, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  Accordingly, all derivatives have been classified as Level 2 fair value measurements.  As of March 31, 2016, the Company had three interest rate caps outstanding and the fair value of these interest rate caps was $1.0 million.

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, and fixed and variable rate debt.  Management believes the carrying amount of the aforementioned financial instruments, excluding fixed-rate debt, is a reasonable estimate of fair value as of March 31, 2016 and December 31, 2015 due to the short-term maturity of these items or variable market interest rates.

The Company had outstanding fixed rate debt principal of $54.6 million and $54.9 million as of March 31, 2016 and December 31, 2015, respectively, which included the Company’s trust preferred securities and Restaurant Lease Note, discussed above, and excludes capital leases.  This fixed rate debt had a fair market value at March 31, 2016 and December 31, 2015 of approximately $62.0 million and $60.6 million, respectively, using market rates.

Although the Company has determined that the majority of the inputs used to value its fixed rate debt fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its fixed rate debt utilize Level 3 inputs, such as estimates of current credit spreads.  As of March 31, 2016 and December 31, 2015, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its fixed rate debt and determined that the credit valuation adjustments are not significant to the overall valuation of its fixed rate debt.  Accordingly, all derivatives have been classified as Level 2 fair value measurements.

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

The membership units in Morgans Group, the Company’s operating company, owned by the Former Parent are presented as a noncontrolling interest in Morgans Group in the consolidated balance sheets and were approximately $0.6 million and $0.6 million as of March 31, 2016 and December 31, 2015, respectively. The noncontrolling interest in Morgans Group is: (i) increased or decreased by the holders of membership interests’ pro rata share of Morgans Group’s net income or net loss, respectively; (ii) decreased by distributions; (iii) decreased by exchanges of membership units for the Company’s common stock; and (iv) adjusted to equal the net equity of Morgans Group multiplied by the holders of membership interests’ ownership percentage immediately after each issuance of units of Morgans Group and/or shares of the Company’s common stock and after each purchase of treasury stock through an adjustment to additional paid-in capital.  Net income or net loss allocated to the noncontrolling interest in Morgans Group is based on the weighted-average percentage ownership throughout the period.  As of March 31, 2016, there were 75,446 membership units outstanding, each of which is exchangeable for a share of the Company’s common stock.

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

In March 2016, the FASB issued ASU No. 2016-09 (“ASU 2016-09”), “Compensation – Stock Compensation (Topic 708): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact ASU 2016-09 will have on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, as well as most industry-specific guidance.  The new standard sets forth five prescribed steps to determine the timing and amount of revenue to be recognized to appropriately depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations”, which further clarifies the application of the standard depending on whether the entity is a principal or an agent. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which deferred the effectiveness of ASU No. 2014-09 to reporting periods beginning after December 15, 2017 and permitted early application for annual reporting periods beginning after December 15, 2016.  The Company is currently evaluating the impact the new standard will have on its consolidated financial statements.

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

Basic net income (loss) per common share is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period.  Vested LTIP Units (as defined in note 8) are considered participating securities and are included in the computation of basic earnings per common share pursuant to the two-class method.  Diluted net income (loss) per common share is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period, plus other potentially dilutive securities.  Potential dilutive securities may include shares and options granted under the Company’s stock incentive plan and membership units in Morgans Group, which may be exchanged for shares of the Company’s common stock under certain circumstances.  In periods when the Company has net loss attributable to Morgans Hotel Group Co., the Yucaipa Warrants issued to the Yucaipa Investors, unvested restricted stock units, LTIP Units (as defined in note 8), and stock options are excluded from the diluted net loss per common share calculation, as there would be no effect on reported diluted net loss per common share, however in periods when the Company has net income attributable to Morgans Hotel Group Co., these same securities are included in the diluted net income per common share calculation to the extent they are considered dilutive.  The 75,446 Morgans Group membership units (which may be converted to cash, or at the Company’s option, common stock) held by third parties at March 31, 2016 and December 31, 2015, are not reflected in the computation of basic and diluted earnings per share, as the income allocable to such membership units is allocated and reflected as noncontrolling interests in the accompanying consolidated financial statements.

The table below details the components of the basic and diluted loss per share calculations (in thousands, except for per share data).  The Company has not had any undistributed earnings in any calendar quarter presented. Therefore, the Company does not present earnings per share following the two-class method.

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Numerator:
Net loss	$(8,922)	$(12,838)
Net loss attributable to noncontrolling interest	18	14
Net loss attributable to Morgans Hotel Group Co.	(8,904)	(12,824)
Less: preferred stock dividends and accretion	4,467	3,910
Net loss attributable to common stockholders	$(13,371)	$(16,734)
Denominator:
Weighted average basic common shares outstanding	34,739	34,388
Effect of dilutive securities	—	—
Weighted average diluted common shares outstanding	34,739	34,388
Basic and diluted loss attributable to common stockholders per common share	$(0.38)	$(0.49)

4. Investments in and Advances to Unconsolidated Joint Ventures

The Company’s investments in and advances to unconsolidated joint ventures was $0.1 million and $0.1 million as of March 31, 2016 and December 31, 2015, respectively.  The Company’s income from unconsolidated joint ventures was immaterial for the three months ended March 31, 2016 and 2015.

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

In March 2016, the joint venture exercised its option to extend the outstanding mortgage and mezzanine debt until April 2017.  As of March 31, 2016, the joint venture’s outstanding nonrecourse mortgage loan was $18.7 million, with interest accruing at LIBOR plus 3.8% and paid at LIBOR plus 1.5%.  The outstanding mezzanine loan was $28.0 million, with interest accruing at 4.26%.  In addition, the outstanding mezzanine debt owed to affiliates of the joint venture partners was $28.0 million.

The joint venture is in the process of selling units as condominiums, subject to market conditions, and unit buyers will have the opportunity to place their units into the hotel’s rental program.  As of March 31, 2016, 276 hotel residences had been sold, of which 161 are in the hotel rental pool and are included in the hotel room count, and 59 hotel residences remain to be sold, all of which are in the hotel program.

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

Due to the Company’s joint venture partner’s failure to achieve certain agreed milestones in the development of the Mondrian Istanbul hotel, in early 2014, the Company exercised its put option under the joint venture agreement that would have required the

Company’s joint venture partner to buy back the Company’s equity interests in the Mondrian Istanbul joint venture.   In early 2015, as a result of settlement discussions, the Company determined that this investment was other-than-temporarily impaired and recorded a $3.9 million impairment charge for the three months ended March 31, 2015.   Subsequently, on June 26, 2015, the Company and its Mondrian Istanbul joint venture partner (and related parties) entered into a settlement agreement, which terminated all legal proceedings between the parties.  Pursuant to the settlement agreement, in September 2015, the Company received $6.5 million in exchange for the Company’s equity interest in the joint venture.

5. Other Liabilities

As of March 31, 2016 and December 31, 2015, other liabilities included $13.9 million related to a designer fee claim.  The Former Parent had an exclusive service agreement with a hotel designer, pursuant to which the designer has made various claims related to the agreement.  Although the Company is not a party to the agreement, it may have certain contractual obligations or liabilities to the Former Parent in connection with the agreement.  According to the agreement, the designer was owed a base fee for each designed hotel, plus 1% of gross revenues, as defined in the agreement, for a 10-year period from the opening of each hotel.  In addition, the agreement also called for the designer to design a minimum number of projects for which the designer would be paid a minimum fee.  A liability amount has been estimated and recorded in these consolidated financial statements before considering any defenses and/or counter-claims that may be available to the Company or the Former Parent in connection with any claim brought by the designer.  The estimated costs of the design services were capitalized as a component of the applicable hotel and amortized over the five-year estimated life of the related design elements.

6. Debt and Capital Lease Obligations

Debt and capital lease obligations consists of the following (in thousands):

Description	Principal as of March 31, 2016	Unamortized Debt Issuance Costs as of March 31, 2016	Net Debt as of March 31, 2016	Interest rate at March 31, 2016
Hudson/Delano Mortgage (a)	$421,803	$(1,026)	$420,777	5.94% (LIBOR cap + 5.65%)
Clift debt (b)	95,800	(46)	95,754	9.60%
Liability to subsidiary trust (c)	50,100	(2,967)	47,133	8.68%
Restaurant Lease Note (d)	4,535	-	4,535	(d)
Capital lease obligations (e)	6,105	-	6,105	(e)
Debt and capital lease obligation	$578,343	$(4,039)	$574,304

Deferred financing costs are amortized, using the straight line method, which approximates the effective interest rate method, over the terms of the related debt agreements.

(a) Mortgage Agreements

Hudson/Delano 2014 Mortgage Loan

On February 6, 2014, subsidiaries of the Company entered into a mortgage financing with Citigroup Global Markets Realty Corp. and Bank of America, N.A., as lenders, consisting of $300.0 million nonrecourse mortgage notes and $150.0 million mezzanine loans resulting in an aggregate principal amount of $450.0 million, secured by mortgages encumbering Delano South Beach and Hudson and pledges of equity interests in certain subsidiaries of the Company (collectively, the “Hudson/Delano 2014 Mortgage Loan”).  The net proceeds from the Hudson/Delano 2014 Mortgage Loan were applied to repay the outstanding mortgage debt under the prior mortgage loan secured by Hudson, repay outstanding indebtedness under the Company’s senior secured revolving credit facility secured by Delano South Beach (the “Delano Credit Facility”), and fund reserves required under the Hudson/Delano 2014 Mortgage Loan, with the remainder available for general corporate purposes and working capital.

The Hudson/Delano 2014 Mortgage Loan was scheduled to mature on February 9, 2016.  On that date, the Company paid $28.2 million to reduce the principal balance by the same amount and extend the maturity of this debt until February 9, 2017.  Following the extension, the Company has two additional one-year extension options that will permit the Company to extend the maturity date of the Hudson/Delano 2014 Mortgage Loan to February 9, 2019, if certain conditions are satisfied at the respective extension dates, including achievement by the Company of a trailing twelve month debt yield of no less than 7.75% for the first extension and no less than 8.00% for the second extension.  The Company may prepay the Hudson/Delano 2014 Mortgage Loan in an amount necessary to achieve the specified debt yield.  The second and third extensions would also require the payment of an extension fee equal to 0.25%

of the then outstanding principal amount under the Hudson/Delano 2014 Mortgage Loan.  Based on our trailing 12 month cash flow through March 31, 2016, the Company estimates that it would be required to prepay approximately $50.0 million of outstanding debt under the Hudson/Delano 2014 Mortgage Loan by February 9, 2017 and pay an approximately $1.0 million extension fee in order to extend the maturity date of the debt outstanding under the Hudson/Delano 2014 Mortgage Loan to February 9, 2018.

The Hudson/Delano 2014 Mortgage Loan bears interest at a blended rate of 30-day LIBOR plus 565 basis points.  The Company maintained interest rate caps for the $450.0 million principal amount of the Hudson/Delano 2014 Mortgage Loan that capped the LIBOR rate on the debt under the Hudson/Delano 2014 Mortgage Loan at approximately 1.75% through the February 9, 2016.  In connection with the extension in February 2016, the Company purchased three interest rate caps with an aggregate notional value of $421.8 million that cap LIBOR at 0.29% through the next maturity date of the loan.

The Hudson/Delano 2014 Mortgage Loan may be prepaid at any time, in whole or in part.  The Hudson/Delano 2014 Mortgage Loan is assumable under certain conditions, and provides that either one of the encumbered hotels may be sold, subject to prepayment of the Hudson/Delano 2014 Mortgage Loan at a specified release price and satisfaction of certain other conditions.

The Hudson/Delano 2014 Mortgage Loan contains restrictions on the ability of the borrowers to incur additional debt or liens on their assets and on the transfer of direct or indirect interests in Hudson or Delano South Beach and the owners of Hudson and Delano South Beach and other affirmative and negative covenants and events of default customary for multiple asset commercial mortgage-backed securities loans.  The Hudson/Delano 2014 Mortgage Loan is nonrecourse to the Company’s subsidiaries that are the borrowers under the loan, except pursuant to certain carveouts detailed therein.  In addition, the Company has provided a customary environmental indemnity and nonrecourse carveout guaranty under which it would have liability if certain events occur with respect to the borrowers, including voluntary bankruptcy filings, collusive involuntary bankruptcy filings, changes to the Hudson capital lease without prior written consent of the lender, violations of the restrictions on transfers, incurrence of additional debt, or encumbrances of the property of the borrowers.  The nonrecourse carveout guaranty prohibits the payment of dividends on or repurchase of the Company’s common stock.  As of March 31, 2016, the Company was in compliance with these covenants.

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

Morgans Group also entered into an agreement, dated September 17, 2010, whereby Morgans Group agreed to guarantee losses of up to $6.0 million suffered by the lessors in the event of certain “bad boy” type acts.  As of March 31, 2016, there had been no triggering event that would require the Company to recognize a liability related to this guarantee.

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

(d) Restaurant Lease Note

As discussed in note 2, in August 2012, the Company acquired the leasehold interests in three food and beverage venues at Mandalay Bay from an existing tenant for $15.0 million in cash at closing and the issuance of a principal-only $10.6 million Restaurant Lease Note to be paid over seven years.  The Restaurant Lease Note does not bear interest except in the event of default, as defined in the agreement. In accordance with ASC 470, Debt, the Company imputed interest on the Restaurant Lease Note, which was recorded at its fair value of $7.5 million as of the date of issuance.  At March 31, 2016, the carrying amount of the Restaurant Lease Note was $4.5 million.

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

The Company has allocated both lease payments between the land and building based on their estimated fair values.  The portion of the payments allocated to the building has been capitalized at the present value of the future minimum lease payments.  The portion of the payments allocable to the land is treated as operating lease payments.  The imputed interest rate on both of these leases is 8%, which is based on the Company’s incremental borrowing rate at the time the lease agreement was executed.  The capital lease obligations related to the units amounted to approximately $6.1 million as of March 31, 2016 and December 31, 2015, respectively. Substantially all of the principal payments on the capital lease obligations are due at the end of the lease agreements.

7. Commitments and Contingencies

Hotel Development Related Commitments

In order to obtain management, franchise and license contracts, the Company may commit to contribute capital in various forms on hotel development projects.  These include equity investments, key money, and cash flow guarantees to hotel owners.  The cash flow guarantees generally have a stated maximum amount of funding and a defined term.  The terms of the cash flow guarantees to hotel owners generally require the Company to fund if the hotels do not attain specified levels of operating profit.  Cash flow guarantees to hotel owners may be recoverable as loans repayable to the Company out of future hotel cash flows and/or proceeds from the sale of hotels.  As of March 31, 2016, the Company’s potential funding obligations under cash flow guarantees at hotels under development at the maximum amount under the applicable contracts, but excluding contracts where the maximum amount cannot be determined, was $5.0 million, which relates to Delano Cartagena where construction has not yet begun.

The Company has signed management, license or franchise agreements for new hotels which are in various stages of development. As of March 31, 2016, these included the following:

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

The Company’s hotel management agreements for Royalton and Morgans contain cash flow guarantee performance tests that stipulate certain minimum levels of operating performance.  These performance test provisions give the Company the option to fund a shortfall in operating performance limited to the Company’s earned base fees.  If the Company chooses not to fund the shortfall, the hotel owner has the option to terminate the management agreement.  Historically, the Company has funded the shortfall and as of March 31, 2016, approximately $0.2 million was accrued as a reduction to management fees related to these performance test provisions.  Until the end of 2016 and so long as the Company funds the shortfalls, the hotel owners do not have the right to terminate the Company as hotel manager.  The Company’s maximum potential amount of future fundings related to the Royalton and Morgans performance guarantee cannot be determined as of March 31, 2016, but under the hotel management agreements is limited to the Company’s base fees earned.  On January 28, 2016, the Company entered into amendments to each of the hotel management agreements relating to Royalton and Morgans, both owned by the same hotel owner.  In connection with owner’s potential sale of each of those hotels, the Company agreed to allow the owner to sell the hotels unencumbered by the current hotel management agreements.  Under each of the amendments, the owner has the right to terminate the hotel management agreements at any time upon at least 30 days’ prior written notice in exchange for paying us $3.5 million for each of the hotels upon a termination of each agreement.  The Company expects to continue to manage the hotels until they are sold.

Additionally, the Company is currently subject to performance tests under certain other of its hotel management agreements, which could result in early termination of the Company’s hotel management agreements.   As of March 31, 2016, the Company is in compliance with these termination performance tests and is not exercising any contractual cure rights.  Generally, the performance tests are two part tests based on achievement of budget or cash flow and revenue per available room indices.  In addition, once the performance test period begins, which is generally multiple years after a hotel opens, each of these performance tests must fail for two or more consecutive years and the Company has the right to cure any performance failures, subject to certain limitations.

Joint Venture Hotels Commitments and Guarantees

The following details obligations the Company has or may have related to its operating joint venture hotel, Mondrian South Beach, as of March 31, 2016.

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

The Company and affiliates of its joint venture partner also have each agreed to purchase approximately $14.0 million of condominium units under certain conditions, including an event of default.  In the event of a default under the lender’s mortgage or mezzanine loan, the joint venture partners are each obligated to purchase selected condominium units, at agreed-upon sales prices, having aggregate sales prices equal to 1/2 of the lesser of $28.0 million, which is the face amount outstanding on the lender’s mezzanine loan, or the then outstanding principal balance of the lender’s mezzanine loan.  The joint venture is not currently in an event of default under the mortgage or mezzanine loan. As of March 31, 2016, there had been no triggering event that would require the Company to recognize a liability related to the construction completion or the condominium purchase guarantees.

Litigation Regarding TLG Promissory Notes

On August 5, 2013, Messrs.  Andrew Sasson and Andy Masi filed a lawsuit in the Supreme Court of the State of New York against TLG Acquisition LLC and Morgans Group LLC relating to the $18.0 million TLG Promissory Notes.  See note 1 and note 7 regarding the background of the TLG Promissory Notes.  The complaint alleges, among other things, a breach of contract and an event of default under the TLG Promissory Notes as a result of the Company’s failure to repay the TLG Promissory Notes following an alleged “Change of Control” that purportedly occurred upon the election of the Company’s Board of Directors on June 14, 2013.  The

complaint sought payment of Mr. Sasson’s $16.0 million TLG Promissory Note and Mr. Masi’s $2.0 million TLG Promissory Note, plus interest compounded to principal, as well as default interest, and reasonable costs and expenses incurred in the lawsuit.  On September 26, 2013, the Company filed a motion to dismiss the complaint in its entirety.  On February 6, 2014, the court granted the Company’s motion to dismiss.  On March 7, 2014, Messrs.  Sasson and Masi filed a Notice of Appeal from this decision with the Appellate Division, First Department.  On April 9, 2015, the Appellate Division, First Department, reversed the trial court’s decision, denying the motion to dismiss and remanding to the trial court for further proceedings.  The Company filed a motion for reconsideration at the appellate court, which was denied on July 7, 2015.  The Company filed its answer to the complaint with the trial court on May 11, 2015.  On August 27, 2015, Messrs.  Sasson and Masi filed a motion for partial summary judgment with the trial court and the Company filed its opposition to that motion on October 12, 2015.  In February 2016, the plaintiff’s partial summary judgment motion was granted and the judge signed the order in March 2016 in the amount of approximately $2.8 million, although the judgment has not yet been entered.  The Company has filed its notice of appeal and may be required to post a cash bond in the amount of the judgment to secure its ability to perfect its appeal.  Plaintiffs also have a claim for attorneys' fees which the Company intends to dispute and oppose. They have not yet stated a claimed amount to the court but they have recently estimated this claim at approximately $1.0 million.  Although the TLG Promissory Notes were repaid and retired in December 2014, this lawsuit remains pending in connection with issues related primarily to the interest rates applicable to the TLG Promissory Notes.

Environmental

As a holder of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance by the Company with existing laws has not had an adverse effect on the Company and management does not believe that it will have a material adverse impact in the future. However, the Company cannot predict the impact of new or changed laws or regulations.

Other Litigation

The Company is involved in various lawsuits and administrative actions in the normal course of business, in addition to the other litigation noted above.  The Company has recorded the necessary accrual for contingent liabilities related to outstanding litigations.

8. Omnibus Stock Incentive Plan

On May 22, 2007, the Company adopted the Morgans Hotel Group Co. 2007 Omnibus Stock Incentive Plan.  Subsequently and on several occasions, the Company’s Board of Directors adopted, and stockholders approved, amendments to the 2007 Omnibus Stock Incentive Plan (the “Stock Plan”), to namely increase the number of shares reserved for issuance under the plan.  As of March 31, 2016, the Stock Plan had 14,610,000 shares reserved for issuance.

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

A summary of stock-based incentive awards as of March 31, 2016 is as follows (in units, or shares, as applicable):

	Restricted Stock Units	LTIP Units	Stock Options
Outstanding as of January 1, 2016	220,799	913,423	248,315
Granted during 2016	—	—	—
Distributed/exercised during 2016	(41,621)	—	—
Forfeited or cancelled during 2016	(51,408)	—	(40,300)
Outstanding as of March 31, 2016	127,770	913,423	208,015
Vested as of March 31, 2016	—	913,423	208,015

Total stock compensation expense, which is included in corporate expenses on the accompanying consolidated statements of comprehensive loss, was $0.1 million and $0.3 million, for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016 and December 31, 2015, there were approximately $0.2 million and $0.7 million, respectively, of total unrecognized compensation costs related to unvested share awards. As of March 31, 2016, the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 0.9 years.

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

The Series A preferred securities had an 8% dividend rate through October 15, 2014 and have a 10% dividend rate until October 15, 2016 and a 20% dividend rate thereafter.  The Company has the option to accrue any and all dividend payments.  The cumulative unpaid dividends have a dividend rate equal to the dividend rate on the Series A preferred securities.  As of March 31, 2016, the Company had undeclared and unpaid dividends of approximately $58.9 million.  The Company has the option to redeem any or all of the Series A preferred securities at par at any time.  The Series A preferred securities have limited voting rights and only vote on the authorization to issue senior preferred securities, amendments to their certificate of designations and amendments to the Company’s charter that adversely affect the Series A preferred securities.

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

For so long as the Yucaipa Investors collectively own or have the right to purchase through exercise of the Yucaipa Warrants (assuming a cash rather than a cashless exercise) 875,000 shares of the Company’s common stock, the Company has agreed to use its reasonable best efforts to cause its Board of Directors to nominate and recommend to the Company’s stockholders the election of a person nominated by the Yucaipa Investors as a director of the Company and to use its reasonable best efforts to ensure that the Yucaipa Investors’ nominee is elected to the Company’s Board of Directors at each such meeting.  If that nominee is not elected as a director at a meeting of stockholders, the Yucaipa Investors have certain Board of Director observer rights.  Further, if the Company does not, within 30 days from the date of such meeting, create an additional seat on the Board of Directors and make available such seat to the nominee, the dividend rate on the Series A preferred securities increases by 4% during any time that a Yucaipa Investors’ nominee is not a member of the Company’s Board of Directors.  A Yucaipa Investors’ nominee currently sits on the Company’s Board of Directors.  Accordingly, the current annual dividend rate on the Series A preferred securities is 10%.

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

The initial carrying value of the Series A preferred securities was recorded at its net present value less costs to issue on the date of issuance.  The carrying value will be periodically adjusted for accretion of the discount. As of March 31, 2016, the value of the preferred securities was $72.2 million, which includes cumulative accretion of $24.2 million.

See note 13 for additional information pertaining to the Series A preferred securities and the Yucaipa Warrants.

10. Related Party Transactions

The Company earned management fees, chain services reimbursements and fees for certain technical services and has receivables from hotels it owns through investments in unconsolidated joint ventures.  These fees totaled approximately $0.6 million and $1.1 million for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016 and December 31, 2015, the Company had receivables from these affiliates of approximately $0.4 million and $0.4 million, respectively, which are included in related party receivables on the accompanying consolidated balance sheets.

11. Other Expenses

Restructuring and development costs

Restructuring expenses primarily relate to costs incurred related to the Company’s corporate restructuring initiatives, such as professional fees, litigation and settlement costs, executive terminations and severance costs related to such restructuring initiatives, the Board of Directors’ strategic alterative review process costs, proxy contests, and gains and losses on asset disposals as part of major renovation projects.  Development expenses primarily relate to transaction costs related to the acquisition or termination of projects, internal development payroll and other costs and pre-opening expenses incurred related to new concepts at existing hotel and the development of new hotels, and the write-off of abandoned development projects previously capitalized. Restructuring and development costs consist of the following (in thousands):

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Restructuring costs	$579	$295
Severance costs	5	1,660
Development	110	148
Other	5	(6)
	$699	$2,097

Other non-operating expenses

Other non-operating expenses primarily relate to costs associated with discontinued operations and previously owned hotels, both consolidated and unconsolidated, miscellaneous litigation and settlement costs and other expenses that relate to the financing and investing activities of the Company.  Other non-operating expenses consist of the following (in thousands):

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Litigation costs	434	1,282
Other	109	373
	$543	$1,655

12. Deferred Gain on Asset Sales

Deferred Gain

In 2011, the Company sold Mondrian Los Angeles, Royalton, Morgans, and its 50% equity interest in the joint venture that owned Sanderson and St Martins Lane. The Company continues to operate all of these hotels under long-term management agreements.

In accordance with ASC 360-20, Property, Plant and Equipment, Real Estate Sales, the Company evaluated its accounting for the gain on sales of these assets, noting that the Company continues to have significant continuing involvement in the hotels as a result of long-term management agreements and shares in risks and rewards of ownership.  Accordingly, the Company recorded deferred gains of approximately $152.4 million related to the sales of Royalton, Morgans, Mondrian Los Angeles, and the Company’s equity interests in Sanderson and St Martins Lane, which are deferred and recognized as a gain on asset sales over the initial term of the related management agreements.  Gain on asset sales were $2.0 million and $2.0 million for the three months ended March 31, 2016 and 2015, respectively.

Gain on Sale of TLG Equity Interest

On January 23, 2015, the Company completed the TLG Equity Sale, as discussed in note 1, and received proceeds of $32.8 million, net of closing costs.  In accordance with ASC 360-20, the Company recognized a gain of $1.8 million on the sale of its interest in TLG during the three months ended March 31, 2015.  The operating results of TLG’s operations from January 1, 2015 to January 22, 2015 was not significant.

13. Subsequent Events

On May 9, 2016, and as described in the Form 8-K filed with the SEC on May 9, 2016, the Company entered into a definitive agreement under which the Company will be acquired by SBEEG Holdings LLC (“SBE”), a leading global lifestyle hospitality company.  Under the terms of the agreement, SBE will acquire all of the outstanding shares of the Company’s common stock for $2.25 per share in cash.  As part of the transaction, affiliates of the Yucaipa Investors will exchange their $75.0 million in Series A preferred securities, accrued preferred dividends, and warrants for $75.0 million in preferred shares and an interest in the common equity in the acquirer and, following the closing, the leasehold interests in three restaurants in Las Vegas currently held by the Company.  The transaction, which was approved by the Company’s Board of Directors, is expected to close in the third or fourth quarter, and is subject to regulatory approvals, the assumption or refinancing of the Company’s mortgage loan agreements, and customary closing conditions, including approval of the transaction by the Company’s stockholders. The Company’s stockholders representing approximately 29% of the Company’s outstanding shares of common stock have signed voting agreements in support of this transaction, including OTK Associates, Pine River Capital Management and Vector Group Ltd.  An affiliate of Yucaipa has also signed a voting agreement in respect of its Series A preferred securities and consented to the transaction for purposes of certain provisions of the Securities Purchase Agreement between the Yucaipa Investors and the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.  In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those set forth under “Forward Looking Statements” in this report, “Risk Factors” in Item IA, and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Recent Developments

On May 9, 2016, and as described in the Form 8-K filed with the SEC on May 9, 2016, we entered into a definitive agreement under which the Company will be acquired by SBEEG Holdings LLC (“SBE”), a leading global lifestyle hospitality company.  Under the terms of the agreement, SBE will acquire all of the outstanding shares of the Company’s common stock for $2.25 per share in cash.  As part of the transaction, an affiliate of The Yucaipa Companies (the “Yucaipa Investors”) will exchange its $75.0 million of Series A preferred securities, accrued preferred dividends, and warrants for $75.0 million in preferred shares and an interest in the common equity in the acquirer and, following the closing, the leasehold interests in three restaurants in Las Vegas currently held by us.  The transaction, which was approved by our Board of Directors, is expected to close in the third or fourth quarter, and is subject to regulatory approvals, the assumption or refinancing of our mortgage loan agreements, and customary closing conditions, including approval of the transaction by our stockholders.  The Company’s stockholders representing approximately 29% of its outstanding shares of common stock have signed voting agreements in support of this transaction, including OTK Associates, Pine River Capital Management and Vector Group Ltd.  An affiliate of Yucaipa has also signed a voting agreement in respect of its Series A preferred securities and consented to the transaction for purposes of certain provisions of the Securities Purchase Agreement between the Yucaipa Investors and the Company.

SBE has obtained commitments to finance the transaction through a combination of proceeds from the sale of new preferred equity in the newly-formed company to a third-party investor, liquidity from the refinancing of its existing term loans and a new revolver.

Overview

Morgans Hotel Group Co. is a fully integrated lifestyle hospitality company that operates, owns, acquires, and develops boutique hotels, primarily in gateway cities and select resort markets in the United States, Europe and other international locations.

The historical financial data presented herein is the historical financial data for:

•

our three Owned Hotels, consisting, as of March 31, 2016, of Hudson in New York, Delano South Beach in Miami Beach, and Clift in San Francisco (which we lease under a long-term lease that is treated as a financing), comprising approximately 1,450 rooms, and the food and beverage operations located at these hotels;

•	our Owned F&B Operations, consisting, as of March 31, 2016, of leasehold interests in the food and beverage operations located at Sanderson, in London, and Mandalay Bay in Las Vegas;
•

our unconsolidated Joint Venture Hotel, consisting, as of March 31, 2016, of Mondrian South Beach in Miami Beach, comprising approximately 220 rooms and our investment in the F&B Venture at Mondrian South Beach;

•

our seven Managed Hotels, consisting, as of March 31, 2016, of Royalton and Morgans in New York, Shore Club in Miami Beach, Mondrian in Los Angeles,  and Sanderson, St Martins Lane, and Mondrian London in London, comprising approximately 1,540 rooms; and

•	our licensed hotel, as of March 31, 2016, Delano Las Vegas, comprising 1,117 rooms, and our franchised hotel, 10 Karaköy, in Istanbul, comprising 71 rooms.

Effective May 1, 2016, we transferred all of our ownership interest in the food and beverage venues at Sanderson to the hotel owner.  We will continue to manage the transferred food and beverage venues.  Prior to May 1, 2016, we leased and managed the Sanderson food and beverage venues, which were included in our consolidated financial statements.

Effective January 23, 2015, we sold our 90% equity interest in The Light Group (“TLG”) to Hakkasan Holdings LLC (“Hakkasan”) (the “TLG Equity Sale”) for $32.8 million, net of closing costs.

Management, Franchise, and License Agreements.  Although our hotel management agreements and franchise or license agreements are generally long-term, they may be subject to early termination in specified circumstances, or we may agree to early termination as circumstances require.  For example, on January 28, 2016, we entered into amendments to each of the hotel management agreements relating to Royalton and Morgans, with the owner of these hotels.  In connection with the hotel owners potential sale of those hotels, we agreed to allow the owner to sell the hotels unencumbered by the current hotel management agreements.  Under each of the amendments, the owner has the right to terminate the hotel management agreements at any time upon at least 30 days’ prior written notice in exchange for paying us $3.5 million for each of the hotels, or $7.0 million in total, upon a termination of each agreement.  We expect to continue to manage the hotels until they are sold.

Certain of our hotel management agreements and franchise or license agreements contain performance tests that stipulate certain minimum levels of operating performance, which could result in early termination of our hotel management, license or franchise agreements, once the performance test period begins, which is generally multiple years after a hotel opens.  As of March 31, 2016, we are in compliance with these termination performance tests and are not exercising any contractual cure rights.  We may disagree with hotel owners on how the performance criteria are calculated or whether they have been met.  In addition, some courts have applied principles of agency law and related fiduciary standards to managers of third-party hotel properties (or have interpreted hotel management agreements as “personal services contracts”).  This means, among other things, that property owners may assert the right to terminate management agreements even where the agreements provide otherwise, and some courts have upheld such assertions regarding management agreements and may do so in the future.

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

In addition to the above metrics we use to evaluate our business, we evaluate our operating results using certain non-GAAP financial measures, namely EBITDA and Adjusted EBITDA.

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

Fluctuations in revenues, which tend to correlate with changes the gross domestic product (“GDP”), are driven largely by general economic and local economic conditions but can also be impacted by major events, such as terrorist attacks or natural disasters, which in turn affect levels of business and leisure travel.  Renovations at our hotels can have a significant impact on our revenues.

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

•

Restructuring and development costs.  Restructuring costs include costs incurred related to our corporate restructuring initiatives, such as professional fees, litigation and settlement costs, executive terminations and severance costs related to such restructuring initiatives, the Board of Directors’ strategic alternative review process costs, proxy contest costs and gains or losses on asset disposals as part of major renovation projects or restructuring. Development costs include transaction costs related to the acquisition or termination of projects, internal development payroll and other costs and pre-opening expenses incurred related to new concepts at existing hotels and the development of new hotels, and the write-off of abandoned development projects previously capitalized.

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

•

Impairment loss on intangible asset.  We recorded an impairment loss on goodwill during the first quarter of 2016 related to the transfer of our ownership interest in the food and beverage venues at Sanderson to the hotel owner effective May 1, 2016.

•

Gain on asset sales.  We recorded deferred gains related to the sales of Royalton, Morgans, Mondrian Los Angeles, and our ownership interests in Sanderson and St Martins Lane, as discussed in note 13 of our consolidated financial statements.  As we have significant continuing involvement with these hotels through long-term management agreements, the gains on sales are deferred and recognized over the initial term of the related management agreement.  Additionally, we recorded a gain in 2015 related to the TLG Equity Sale which was recognized immediately through earnings, as discussed in note 13 of our consolidated financial statements.

•

Other non-operating expenses.  Other non-operating expenses include costs associated with discontinued operations and previously owned hotels, both consolidated and unconsolidated, miscellaneous litigation and settlement costs and income, and other expenses that relate to our financing and investing activities.

•

Income tax expense (benefit).  All of our foreign subsidiaries are subject to local jurisdiction corporate income taxes.  Income tax expense is reported at the applicable rate for the periods presented.  We are subject to Federal and state income taxes.  Income taxes for the three months ended March 31, 2016 and 2015 were computed using our calculated effective tax rate.  We also recorded net deferred taxes related to cumulative differences in the basis recorded for certain assets and liabilities.  We established a reserve on the deferred tax assets based on the ability to utilize net operating loss carryforwards.

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

Operating Results and Recent Trends

The performance of the lodging industry is highly cyclical and has traditionally been closely linked with the performance of the general economy and, specifically, growth in the U.S. GDP, employment, and investment and travel demand.  During 2015 and into 2016, the U.S. experienced modest GDP growth, however increased supply in our major markets, discussed below, impacted our hotels’ occupancy and constrained our rate growth during 2015 and the first quarter of 2016.  Further, the impact of the strong U.S. dollar and a weak global economy, specifically in Europe and China, has impacted, and may continue to impact, our hotels in New York City, Miami and London, where we are particularly dependent on international tourists.

The pace of new lodging supply, especially in New York City and Miami, has increased over the past several years and we expect that these trends will continue into 2016 as the new supply in these markets is absorbed.  In these markets, the new lodging supply impacted our hotels’ occupancy and constrained rate growth during the first quarter of 2016.

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

RevPAR at System-Wide Comparable Hotels, which includes all Morgans Hotel Group branded hotels operated by us, except for hotels added or under major renovation during the current period or the prior year period, development projects and hotels no longer managed by us, decreased by 4.2% (in constant dollars) in the first quarter of 2016 as compared to the same period in 2015, due to a 7.7% (in constant dollars) decrease ADR, partially offset by a 3.8% increase in occupancy.

RevPAR from System-Wide Comparable Hotels in New York decreased 5.0% for the quarter ended March 31, 2016 as compared to the same period in 2015, due to a 5.6% decrease in ADR slightly offset by a 0.7% increase in occupancy.  RevPAR at Hudson decreased 6.8% during the first quarter of 2016 as compared to the same period in 2015, driven primarily by a 7.0% ADR decrease.

RevPAR from System-Wide Comparable Hotels in Miami decreased 16.0% in the first quarter of 2016 as compared to the same period in 2015, driven by an 18.3% decrease in ADR.  Delano South Beach experienced a RevPAR decrease of 9.7% during the first quarter of 2016 as compared to the same period in 2015, due to a 15.0% decline in ADR.

Our System-Wide Comparable Hotels on the West Coast generated 7.9% RevPAR growth in the first quarter of 2016 as compared to 2015, driven by Clift, which experienced a 7.9% RevPAR increase quarter over quarter.

RevPAR from System-Wide Comparable Hotels in London, which includes Sanderson and Mondrian London, increased 9.8% (in constant dollars) in the first quarter of 2016 as compared to the same period in 2015, driven primarily by an 11.9% increase in occupancy.

Comparison of Three Months Ended March 31, 2016 to Three Months Ended March 31, 2015

The following table presents our operating results for the three months ended March 31, 2016 and 2015, including the amount and percentage change in these results between the two periods. The consolidated operating results are as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015	Changes ($)	Changes (%)
	(Dollars in thousands)
Revenues:
Rooms	$25,244	$25,796	$(552)	(2.1)%
Food and beverage	20,432	21,571	(1,139)	(5.3)%
Other hotel	2,198	1,931	267	13.8%
Total hotel revenues	47,874	49,298	(1,424)	(2.9)%
Management fee-related parties and other income	3,149	4,008	(859)	(21.4)%
Total revenues	51,023	53,306	(2,283)	(4.3)%
Operating Costs and Expenses:
Rooms	9,458	8,884	574	6.5%
Food and beverage	13,844	14,677	(833)	(5.7)%
Other departmental	1,144	996	148	14.9%
Hotel selling, general and administrative	10,151	10,152	(1)	(0.0)%
Property taxes, insurance and other	4,543	3,883	660	17.0%
Total hotel operating expenses	39,140	38,592	548	1.4%
Corporate expenses, including stock compensation	4,263	6,028	(1,765)	(29.3)%
Depreciation and amortization	5,651	5,637	14	0.2%
Restructuring and development costs	699	2,097	(1,398)	(66.7)%
Total operating costs and expenses	49,753	52,354	(2,601)	(5.0)%
Operating income	1,270	952	318	33.4%
Interest expense, net	11,162	11,827	(665)	(5.6)%
Impairment loss and equity in income of investment in unconsolidated joint venture	(2)	3,890	(3,892)	(100.1)%
Impairment loss on intangible asset	366	-	366	100.0%
Gain on asset sales	(2,005)	(3,708)	1,703	(45.9)%
Other non-operating expense	543	1,655	(1,112)	(67.2)%
Loss before income tax expense	(8,794)	(12,712)	3,918	(30.8)%
Income tax expense	128	126	2	1.6%
Net loss	(8,922)	(12,838)	3,916	(30.5)%
Net loss attributable to non controlling interest	18	14	4	28.6%
Net loss attributable to Morgans Hotel Group Co.	(8,904)	(12,824)	3,920	(30.6)%
Preferred stock dividends and accretion	(4,467)	(3,910)	(557)	14.2%
Net loss attributable to common stockholders	$(13,371)	$(16,734)	$3,363	(20.1)%

Total Hotel Revenues. Total hotel revenues decreased 2.9% to $47.9 million for the three months ended March 31, 2016 compared to $49.3 million for the three months ended March 31, 2015. This decrease was primarily due to decreased ADR at our Owned Hotels, offset by an increase in occupancy, discussed below.

Rooms revenue decreased 2.1% to $25.2 million for the three months ended March 31, 2016 compared to $25.8 million for the three months ended March 31, 2015. This decrease was primarily due to decreases in ADR at Hudson and Delano South Beach during the three months ended March 31, 2016 as compared to the same period in 2015, primarily due to increased competition from new supply in New York and Miami and the strong U.S. Dollar as compared to other currencies.

The components of RevPAR from our Owned Hotels, which consisted, as of March 31, 2016, of Hudson, Delano South Beach and Clift, for the three months ended March 31, 2016 and 2015 are summarized as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015	Change ($)	Change (%)
Occupancy	81.7%	79.7%	—	2.5%
ADR	$235	$249	$(14)	-5.5%
RevPAR	$192	$199	$(7)	-3.2%

Food and beverage revenue decreased 5.3% to $20.4 million for the three months ended March 31, 2016 compared to $21.6 million for the three months ended March 31, 2015. This decrease was primarily due to decreases in revenues at Delano South Beach and Hudson.  The revenue decline at Delano South Beach was primarily due to increased competition in Miami which negatively impacted the Delano South Beach’s nightclub, restaurants and bars.  Additionally, in July 2015, Hudson discontinued its room service offering, resulting in decreased revenues in the first quarter of 2016 as compared to the same period in 2015.

Other hotel revenue increased 13.8% to $2.2 million for the three months ended March 31, 2016 compared to $1.9 million for the three months ended March 31, 2015. This increase was primarily due to increased spa revenue at Delano South Beach.  Effective May 2015, Delano South Beach began managing the hotels spa as a result of the termination of an operating lease with a third-party.

Management Fee—Related Parties and Other Income. Management fee—related parties and other income decreased by 21.4% to $3.1 million for the three months ended March 31, 2016 compared to $4.0 million for the three months ended March 31, 2015. This decrease was primarily due to the sale of our interest in TLG in January 2015 and termination of Mondrian SoHo management agreement effective April 27, 2015.  Excluding TLG and Mondrian SoHo, management fees decreased by $0.2 million, or 6.9%, due primarily to the impact of new supply in Miami on the operating results of our managed hotels in that area.

Operating Costs and Expenses

Rooms expense increased 6.5% to $9.5 million for the three months ended March 31, 2016 compared to $8.9 million for the three months ended March 31, 2015.  This increase was due primarily to the increase in occupancy at our Owned Hotels noted above, along with inflationary increases.

Food and beverage expense decreased 5.7% to $13.8 million for the three months ended March 31, 2016 compared to $14.7 million for the three months ended March 31, 2015. This decrease is primarily due to reduced expenses at Delano South Beach, driven by cost savings measures implemented as a result of the decline in revenues, and Hudson, as a result of the elimination of room service, both discussed above.

Other departmental expense increased 14.9% to $1.1 million for the three months ended March 31, 2016 compared to $1.0 million for the three months ended March 31, 2015. This increase was primarily due to increased expenses at Delano South Beach related to the hotels’ management of the spa effective in May 2015, discussed above.

Hotel selling, general and administrative expense was relatively flat at $10.2 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to cost saving initiatives.

Property taxes, insurance and other expense increased 17.0% to $4.5 million for the three months ended March 31, 2016 compared to $3.9 million for the three months ended March 31, 2015.   This increase was primarily due to an increase in Hudson’s real estate tax assessment effective July 2015.

Corporate expenses, including stock compensation decreased 29.3% to $4.3 million for the three months ended March 31, 2016 compared to $6.0 million for the three months ended March 31, 2015. This decrease was primarily due vacant positions in the corporate office, a decline in stock compensation expense, and the TLG Equity Sale completed in January 2015.

Depreciation and amortization was relatively flat at $5.7 million for the three months ended March 31, 2016 compared to $5.6 million in the three months ended March 31, 2015.

Restructuring and development costs decreased 66.7% to $0.7 million for the three months ended March 31, 2016 compared to $2.1 million for the three months ended March 31, 2015. This decrease was primarily due to severance-related costs incurred during the three months ended March 31, 2015, for which no comparable costs were incurred during 2016.

Interest expense, net decreased 5.6% to $11.2 million for the three months ended March 31, 2016 compared to $11.8 million for the three months ended March 31, 2015. This decrease was primarily due to the $28.2 million prepayment of outstanding debt under the Hudson/Delano 2014 Mortgage Loan in February 2016.

Impairment loss and equity in income of unconsolidated joint ventures decreased $3.9 million between the three months ended March 31, 2016 and March 31, 2015 as the result of a $3.9 million impairment loss of our investment in Mondrian Istanbul which we recorded in the first quarter of 2015.  We no longer record our share of equity losses on a majority of our unconsolidated joint ventures, as we have written our investment balances down to zero due to losses recorded in prior periods.

Impairment loss on intangible asset increased $0.4 million due to the impairment of goodwill associated with our ownership interest in the food and beverage venues at Sanderson, which we transferred to the hotel owner effective May 1, 2016.

Other non-operating expenses decreased 68.7% to $0.5 million for the three months ended March 31, 2016 as compared to $1.7 million for the three months ended March 31, 2015. This decrease was primarily due to legal costs incurred related to the Mondrian SoHo litigation, which settled in October 2015.

Income tax expense was relatively flat at $0.1 million for each of the three months ended March 31, 2016 and 2015.

Liquidity and Capital Resources

Short-Term Liquidity.  As of March 31, 2016, we had approximately $11.9 million in cash and cash equivalents.  We also had $15.3 million of restricted cash as of March 31, 2016, which consisted primarily of cash held in escrow accounts for debt service or lease payments, capital expenditures, insurance programs, and taxes.

As discussed above in “Recent Developments” and in our Form 8-K filed with the SEC on May 9, 2016, we entered into a definitive agreement under which we will be acquired by SBE.  Under the terms of the agreement, SBE will acquire all of the outstanding shares of the Company’s common stock for $2.25 per share in cash.  The transaction is expected to close in the third or fourth quarter, and is subject to regulatory approvals, the assumption or refinancing of our mortgage loan agreements, and customary closing conditions, including approval of the transaction by our stockholders.  The Company’s stockholders representing approximately 29% of its outstanding shares of common stock have signed voting agreements in support of this transaction, including OTK Associates, Pine River Capital Management and Vector Group Ltd.  An affiliate of Yucaipa has also signed a voting agreement in respect of its Series A preferred securities and consented to the transaction for purposes of certain provisions of the Securities Purchase Agreement between the Yucaipa Investors and the Company.

If an agreement with respect to the sale of the Company is not completed, we believe that we will need to explore other alternatives, including re-engaging our process for the sale of Hudson and Delano South Beach.  Under that scenario, if we sell Hudson and Delano South Beach, we would intend to use the proceeds from those asset sales to retire the Hudson/Delano 2014 Mortgage Loan, pay transaction costs in connection with the proposed sale of the Company and provide for working capital needs.  We would use the remaining proceeds, if any, to redeem the outstanding Series A preferred securities and accrued dividends.  If the Trust Preferred Notes are accelerated, as discussed below, it would reduce the amount of Series A preferred securities and accrued dividends that we would be able to redeem.  As disclosed in note 9 of our consolidated financial statements, the Yucaipa Investors have certain consent rights over certain transactions for so long as they collectively own or have the right to purchase through exercise of the Yucaipa Warrants 6,250,000 shares of the Company’s common stock.  We cannot assure you that should the SBE transaction not be consummated that the Yucaipa Investors would not assert a right to approve any sale of the Hudson or Delano South Beach assets, which if such approval is withheld, could materially impact our ability to consummate the asset sales.

Our ability to pay interest and dividends on, and the outstanding balances of, our debt and our Series A preferred securities, fund our operations, and make anticipated capital expenditures depends upon our future operating performance and our ability to complete the sale of the Company or, to the extent the sale is not consummated, to monetize the Hudson and Delano South Beach hotels.   Prevailing economic conditions, our ability to consummate the sale of the Company, or our ability to monetize our owned real estate assets, if at all, and financial, business and other factors, many of which are beyond our control, will affect our ability to make these payments and fund operations.

Our near term obligations, include funding operating expenses and debt service payments and likely posting an approximately $3.0 million bond to appeal a matter subject to litigation, as discussed below in “Other Liquidity Matters - TLG Promissory Notes Litigation.”  While we believe our cash on hand, including restricted cash, is sufficient to cover our short term obligations, we may not have sufficient liquidity to address unforeseen expenses or a further downturn in operating results if the sale of the Company is not consummated.   We may need to reduce operating expenses or delay certain capital expenditures in the event that operating results are below expectations and further additional restructuring and non-operating costs are incurred.  In addition, the Hudson/Delano 2014 Mortgage Loan provides that all cash flows from Hudson and Delano South Beach are deposited into accounts controlled by the lenders from which debt service and operating expenses, including management fees, are paid and from which other reserve accounts may be funded.  In the event the debt yield ratio falls below 6.75%, any excess amounts will be retained by the lenders until the debt yield ratio exceeds 7.00% for two consecutive calendar quarters.  As of March 31, 2016, our debt yield ratio was 6.84%.  We may fall below the 6.75% threshold during the second quarter of 2016.

The $421.8 million of outstanding debt under the Hudson/Delano 2014 Mortgage Loan matures on February 9, 2017.  We have two remaining one-year extension options that will permit us to extend the maturity date to February 9, 2019, if certain conditions are satisfied at the respective extension dates, including the achievement of a debt yield (determined by a ratio conveyed as a percentage in which (i) the numerator is our trailing 12 month cash flow and (ii) the denominator is the then outstanding principal amount of debt under the Hudson/Delano 2014 Mortgage Loan) of no less than 7.75% for the first extension and no less than 8.00% for the second extension.  If the sale of the Company is not consummated, to the extent we decide to further extend the maturity date of the debt outstanding under the Hudson/Delano 2014 Mortgage Loan, we may need to prepay the Hudson/Delano 2014 Mortgage Loan in an amount necessary to achieve the applicable debt yield.  Additionally, each of the remaining extension options also requires the payment of an extension fee in an amount equal to 0.25% of the then outstanding principal amount under the Hudson/Delano 2014 Mortgage Loan.  Based on our trailing 12 month cash flow through March 31, 2016, we estimate that we would be required to prepay approximately $50.0 million of outstanding debt under the Hudson/Delano 2014 Mortgage Loan by February 9, 2017 and pay an

approximately $1.0 million extension fee in order to extend the maturity date of the debt outstanding under the Hudson/Delano 2014 Mortgage Loan to February 9, 2018.

Our Series A preferred securities currently have a 10% per annum dividend rate which will increase to a 20% per annum dividend rate effective October 16, 2016.  We have the option to accrue any and all dividend payments, and as of March 31, 2016, we have not declared any dividends.  The cumulative unpaid dividends also have a dividend rate equal to the then applicable dividend rate on the Series A preferred securities.  As of March 31, 2016, we had $75.0 million of outstanding Series A preferred securities and $58.9 million of accrued and unpaid dividends.  We have the option to redeem any or all of the Series A preferred securities at any time at a redemption price equal to the sum of (i) $1,000 per security and (ii) the accumulated and unpaid dividends to the redemption date.  See footnote 11 in our consolidated financial statements for more information about our Series A preferred securities.

Additionally, our Trust Preferred Notes bear interest at a fixed rate of 8.68% until October 2016, and thereafter will bear interest at a floating rate based on the three-month LIBOR plus 3.25%.  The Trust Preferred Notes may be redeemed at par.  In the event we undertake a transaction that is deemed to constitute a transfer or sale of our assets substantially as an entirety within the meaning of the indenture governing the Trust Preferred Notes, and the holders of the Trust Preferred Notes exercise their right to accelerate payment of the Trust Preferred Notes, we would be required to repay the $50.1 million outstanding Trust Preferred Notes prior to their maturity.  Alternatively, we would need to obtain the necessary consents of holders of a majority in aggregate principal amount of the Trust Preferred Notes, which may require a restructuring of these notes.   Based on preliminary conversations with the manager of our outstanding Trust Preferred Notes, a sale of Hudson and Delano Beach may be deemed to constitute a sale of the Company’s assets substantially as an entirety within the meaning of the indenture.  See “—Debt” for more information about our trust notes.

There can be no assurances that the sale of the Company will occur.  If the sale of the Company is not consummated, there can be no assurances that a sale of our hotel assets will occur.  Further, assuming we sell Hudson and Delano South Beach, there is no assurance that a sale will occur at prices sufficient to retire all of our debt and preferred equity instruments as planned.  Under this scenario, in the event that the net proceeds from contemplated asset sales, along with other cash sources, are not sufficient, we may explore various financing options, to the extent available to us, to retire any remaining debt outstanding under the Hudson/Delano 2014 Mortgage Loan and redeem any remaining Series A preferred securities and accrued dividends.  We may have to undertake alternative financing plans, such as refinancing or restructuring these obligations, reducing or delaying capital investments or seeking to raise additional capital through issuance of common or preferred equity or convertible securities, although there can be no assurance that we can access any of these sources of liquidity on terms acceptable to us, or at all, in the future.

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

In connection with the third party owner’s plans to convert the Shore Club hotel to condominiums and in accordance with the owner’s preexisting termination right, we and the hotel owner agreed to terminate our management of the hotel prior to the expiration of the management agreement.  Currently, we currently believe that our management of Shore Club will terminate effective in the fourth quarter of 2016.  We will continue to manage Shore Club in accordance with the terms of the management agreement until the termination date becomes effective.  Upon termination, we expect to receive a termination fee of approximately $3.0 million.

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

As of March 31, 2016, we had approximately $443.3 million of remaining Federal tax net operating loss carryforwards to offset future income.  If the sale of the Company is not consummated and we pursue hotel asset sales, we believe we have significant value available to us in Hudson and Delano South Beach, and that the tax basis of these assets is significantly less than their fair values.  As of March 31, 2016, we estimate that the tax basis of Hudson is approximately $139.9 million and tax basis of Delano South Beach is approximately $65.9 million.

Long-Term Liquidity.  Our long-term liquidity requirements include our obligations to pay scheduled debt maturities, which primarily consist of  our outstanding Trust Preferred Notes, which mature in October 2036, and the Clift lease, each as described under “—Debt.”  Additionally, we may have long-term liquidity requirements that are expected to be incurred by us or our consolidated subsidiaries beyond the next 12 months consisting of targeted renovations at our Owned Hotels and other non-recurring capital expenditures that need to be made periodically with respect to our properties, including a renovation of the façade of Hudson as required by Applicable Law, which must be completed by April 2018, costing an estimated $6.0 million, which we intend to fund through amounts in restricted cash and additional funds provided by the Company, costs associated with guarantees and debt maturity at our Joint Venture Hotel, the costs associated with acquisitions and development of properties under contract, and new acquisitions and development projects that we may pursue. As of March 31, 2016, our Joint Venture Hotel, Mondrian South Beach, had outstanding nonrecourse mortgage debt of $18.7 million and mezzanine debt of $28.0 million.  The Mondrian South Beach joint venture also has an additional $28.0 million of mezzanine debt owed to affiliates of the joint venture partners.  The lender’s nonrecourse mortgage loan and mezzanine loan related to Mondrian South Beach matures in April 2017.  We and affiliates of our Mondrian South Beach joint venture partner also have each agreed to purchase approximately $14.0 million of condominium units under certain conditions, including an event of default.  In the event of a default under the lender’s mortgage or mezzanine loan, the joint venture partners are each obligated to purchase selected condominium units, at agreed-upon sales prices, having aggregate sales prices equal to half of the lesser of (i) $28.0 million, which is the face amount outstanding on the lender’s mezzanine loan, and (ii) the then outstanding principal balance of the lender’s mezzanine loan.  The Mondrian South Beach joint venture is not currently in an event of default under the mortgage or mezzanine loan.  We have not recognized a liability related to the condominium purchase guarantees as no triggering event has occurred.

Other Liquidity Matters

In addition to our expected short-term and long-term liquidity requirements, our liquidity could also be affected by certain other potential liquidity matters, including at our Joint Venture Hotel and former joint venture hotel, as discussed below.

Mondrian South Beach Mortgage and Mezzanine Debt Guarantees.  Morgans Group and affiliates of our joint venture partner have agreed to provide standard nonrecourse carve-out guarantees and provide certain limited indemnifications for the Mondrian South Beach mortgage and mezzanine loans.  In the event of a default, the lenders’ recourse is generally limited to the mortgaged property or related equity interests, subject to standard nonrecourse carve-out guarantees for “bad boy” type acts.  Morgans Group and affiliates of our joint venture partner also agreed to guaranty the joint venture’s obligation to reimburse certain expenses incurred by the lenders and indemnify the lenders in the event such lenders incur liability in connection with certain third-party actions.  Morgans Group and affiliates of our joint venture partner have also guaranteed the joint venture’s liability for the unpaid principal amount of any seller financing note provided for condominium sales if such financing or related mortgage lien is found unenforceable, provided they shall not have any liability if the seller financed unit becomes subject again to the lien of the lender’s mortgage or title to the seller financed unit is otherwise transferred to the lender or if such seller financing note is repurchased by Morgans Group and/or affiliates of our joint venture partner at the full amount of unpaid principal balance of such seller financing note.  As of March 31, 2016, there has been no triggering event that would require us to accrue any potential liabilities related to any of the above mentioned guarantees.

TLG Promissory Notes Litigation. As discussed further in “Part II.  Item 1.  Legal Proceedings,” in February 2016, the plaintiff’s partial summary judgment motion in the litigation relating to the TLG Promissory Notes was granted.   While no judgment has yet been entered, the judge has signed an order for approximately $2.8 million.  We have filed a notice of appeal and may be required to post a cash bond in the amount of the judgment to secure our ability to perfect our appeal.  Plaintiffs also have a claim for attorneys' fees which we intend to dispute and oppose. They have not yet stated a claimed amount to the court but they have recently estimated this claim at approximately $1.0 million.

Potential Litigation.  We may have potential liability in connection with certain claims by a designer for which we have accrued $13.9 million as of March 31, 2016, as discussed in note 5 of our consolidated financial statements.

Other Possible Uses of Capital.  We may invest in new management, franchise and license agreements through key money, equity or debt investments.  To fund any such future investments, we may from time to time pursue various potential financing opportunities available to us.

We have a number of additional development projects signed or under consideration, some of which may require equity investments, key money or credit support from us.  In addition, through certain cash flow guarantees, we may have potential future fundings for operating hotels and hotels under development, as discussed in note 7 of our consolidated financial statements.

Comparison of Cash Flows for the Three Months Ended March 31, 2016 to the Three Months Ended March 31, 2015

Operating Activities. Net cash used in operating activities was $2.9 million for the three months ended March 31, 2016 as compared to net cash used in operating activities of $5.7 million for the three months ended March 31, 2015.

Investing Activities. Net cash used in investing activities amounted to $1.1 million for the three months ended March 31, 2016 as compared to net cash provided by investing activities of $30.9 million for the three months ended March 31, 2015.  Net cash provided by investing activities in 2015 was primarily due to the TLG Equity Sale, which closed in January 2015.

Financing Activities. Net cash used in financing activities amounted to $30.0 million for the three months ended March 31, 2016 as compared to cash used in financing activities of $0.6 million for the three months ended March 31, 2015. This change was primarily due to the principal paydown and maturity date extension of the Hudson/Delano 2014 Mortgage Loan in February 2016, discussed below in “—Debt.”

Debt

Hudson/Delano 2014 Mortgage Loan.  On February 6, 2014, certain of our subsidiaries entered into a financing arrangement with Citigroup Global Markets Realty Corp. and Bank of America, N.A., as lenders, consisting of nonrecourse mortgage and mezzanine loans in the aggregate principal amount of $450.0 million, secured by mortgages encumbering Delano South Beach and Hudson and pledges of equity interests in certain of our subsidiaries (collectively, the “Hudson/Delano 2014 Mortgage Loan”).  The net proceeds from the Hudson/Delano 2014 Mortgage Loan were applied to repay outstanding mortgage debt under the prior mortgage loan secured by Hudson, repay indebtedness under our senior secured revolving credit facility secured by Delano South Beach, and fund reserves required under the Hudson/Delano 2014 Mortgage Loan, with the remainder available for general corporate purposes and working capital.

The Hudson/Delano 2014 Mortgage Loan was scheduled to mature on February 9, 2016.  On that date, we paid $28.2 million to reduce the principal debt balance by the same amount and extend the maturity of this debt until February 9, 2017.  We have two remaining one-year extension options that will permit us to extend the maturity date to February 9, 2019, if certain conditions are satisfied at the respective extension dates, including the achievement of a debt yield of no less than 7.75% for the first extension and no less than 8.00% for the second extension.  We may prepay the Hudson/Delano 2014 Mortgage Loan in an amount necessary to achieve the specified debt yield, such as we did in February 2016.  The second and third extensions would also require the payment of an extension fee equal to 0.25% of the then outstanding principal amount.   Based on our trailing 12 month cash flow through March 31, 2016, we estimate that we would be required to prepay approximately $50.0 million of outstanding debt under the Hudson/Delano 2014 Mortgage Loan by February 9, 2017 and pay an approximately $1.0 million extension fee in order to extend the maturity date of the debt outstanding under the Hudson/Delano 2014 Mortgage Loan to February 9, 2018.

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

Clift.  We lease Clift under a 99-year nonrecourse lease agreement expiring in 2103.  The lease is accounted for as a capital lease with a liability balance of $95.8 million at March 31, 2016.

Clift lease agreement provided for base annual rent of approximately $6.0 million per year until October 2014. Base rent increases by a formula tied to increases in the Consumer Price Index, with a maximum increase of 20% and a minimum increase of 10% at each five-year rent increase date.  As a result of the first contractual increase, effective October 14, 2014, the annual rent increased to $7.6 million.  The lease is nonrecourse to us.  Morgans Group also entered into a limited guaranty, whereby Morgans Group agreed to guarantee losses of up to $6.0 million suffered by the lessors in the event of certain “bad boy” type acts.  As of March 31, 2016, there has been no triggering event that would require us to accrue any potential liability related to this guarantee.

Hudson Capital Leases.  We lease two condominium units at Hudson which are reflected as capital leases with an aggregate balance of $6.1 million at March 31, 2016.  Currently, annual lease payments total approximately $1.0 million and are subject to increases in line with inflation.  The leases expire in 2096 and 2098.

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

The Restaurant Lease Note does not bear interest except in the event of default, as defined in the agreement.  In accordance with ASC 470, Debt, we imputed interest on the Restaurant Lease Note, which was recorded at its fair value of $7.5 million as of the date of issuance.  At March 31, 2016, the carrying amount of the Restaurant Lease Note is $4.5 million.

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

Due to increased supply in New York City and Miami and the global economic downturn, the impact of seasonality was not as significant as in prior periods and may continue to be less pronounced in 2016.

Capital Expenditures and Reserve Funds

We are obligated to maintain reserve funds for capital expenditures at our Owned Hotels as determined pursuant to our debt or lease agreements related to such hotels.  As of March 31, 2016, approximately $3.5 million was available in restricted cash reserves for future capital expenditures under these obligations related to our Owned Hotels.  Additionally, we are required by Applicable Law to renovate the façade of Hudson by April 2018.  We believe this renovation will cost an estimated $6.0 million in the aggregate, which we intend to fund through amounts in restricted cash and additional funds provided by the Company.

In addition to reserve funds for capital expenditures, our Owned Hotels debt and lease agreements also require us to deposit cash into escrow accounts for debt service or lease payments, insurance, and taxes, among other things.  As of March 31, 2016, approximately $9.9 million was included in restricted cash reserves for these obligations related to our Owned Hotels.

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

In connection with the extension of the Hudson/Delano 2014 Mortgage Loan, in February 2016, we purchased three interest rate caps with an aggregate notional value of $421.8 million that cap LIBOR at 0.29% through the next maturity date of the loan.   As of March 31, 2016, the fair value of these interest rate caps was $1.0 million.

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

Off-Balance Sheet Arrangements

Mondrian South Beach. We own a 50% interest in Mondrian South Beach, an apartment building which was converted into a condominium and hotel.  Mondrian South Beach opened in December 2008, at which time we began operating the property under a 20-year management contract.  We also own a 50% interest in a mezzanine financing joint venture with an affiliate of our Mondrian South Beach joint venture partner through which a total of $28.0 million in mezzanine financing was provided to the Mondrian South Beach joint venture.  As of March 31, 2016, the Mondrian South Beach joint venture’s outstanding nonrecourse mortgage debt secured by the hotel was $18.7 million and mezzanine debt secured by related equity interests was $28.0 million.  In addition, as of March 31, 2016 the outstanding mezzanine debt owed to the affiliates of joint venture partners was $28.0 million.  In March 2016, the Mondrian South Beach joint venture exercised its option to extend the outstanding mortgage and mezzanine debt until April 2017.

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

We account for this investment under the equity method of accounting.  Our recording of losses was suspended due to our investment balance reaching zero.  At March 31, 2016, our investment in Mondrian South Beach was zero.

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

As of March 31, 2016, the principal balance of our total outstanding consolidated debt, including capital lease obligations, was approximately $578.3 million, of which approximately $421.8 million, or 72.9%, was variable rate debt. As of March 31, 2016, the one month LIBOR rate was 0.44%.

As of March 31, 2016, the $421.8 million of variable rate debt consisted of the outstanding balance of the Hudson/Delano 2014 Mortgage Loan.  In connection with the extension of the Hudson/Delano 2014 Mortgage Loan in February 2016, we purchased interest rate caps with an aggregate notional value of $421.8 million that cap LIBOR at 0.29% through the next maturity date of the loan.  If interest rates on this $421.8 million variable rate debt increase by 1.0%, or 100 basis points, this increase would have no impact on interest expense, as our LIBOR cap was lower than the one month LIBOR as of March 31, 2016.  The maximum annual amount the interest expense could decrease on the $421.8 million of variable rate debt outstanding as of March 31, 2016 was $0.6 million, which would increase future pre-tax earnings and cash flows by the same amount annually.

As of March 31, 2016, our fixed rate debt, excluding our Hudson capital lease obligation, of $150.4 million consisted of the trust notes underlying our trust preferred securities, the Clift lease and the Restaurant Lease Note. The fair value of some of these debts is greater than the book value. As such, if interest rates increase by 1.0%, or 100 basis points, the fair value of our fixed rate debt at March 31, 2016 would decrease by approximately $16.9 million. If market rates of interest decrease by 1.0%, the fair value of our fixed rate debt at March 31, 2016 would increase by $21.4 million.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are involved in various lawsuits and administrative actions in the normal course of business, in addition to the other litigation as noted below.

Litigation Regarding TLG Promissory Notes

On August 5, 2013, Andrew Sasson and Andy Masi filed a lawsuit in the Supreme Court of the State of New York against TLG Acquisition LLC and Morgans Group LLC relating to the $18.0 million in notes convertible into shares of our common stock at $9.50 per share subject to the achievement of certain EBITDA (earnings before interest, tax, depreciation and amortization) targets for the acquired TLG business (the “TLG Promissory Notes”), which were issued in connection with our November 2011 acquisition of 90% of the equity interests in a group of companies known as The Light Group (the “Light Group Transaction”).  See note 7 of our consolidated financial statements regarding the background of the TLG Promissory Notes.  The complaint alleged, among other things, a breach of contract and an event of default under the TLG Promissory Notes as a result of our failure to repay the TLG Promissory Notes following an alleged “Change of Control” that purportedly occurred upon the election of the Board of Directors on June 14, 2013.  The complaint sought payment of Mr. Sasson’s $16 million TLG Promissory Note and Mr. Masi’s $2 million TLG Promissory Note, plus interest compounded to principal, as well as default interest, and reasonable costs and expenses incurred in the lawsuit.  We believe that a Change of Control, within the meaning of the TLG Promissory Notes, did not and has not occurred and that no prepayments were or are required under the TLG Promissory Notes.  On September 26, 2013, we filed a motion to dismiss the complaint in its entirety.  On February 6, 2014, the court granted our motion to dismiss.  On March 7, 2014, Messrs. Sasson and Masi filed a Notice of Appeal from this decision with the Appellate Division, First Department.  On April 9, 2015, the Appellate Division, First Department, reversed the trial court’s decision, denying the motion to dismiss and remanding to the trial court for further proceedings.  We filed a motion for reconsideration at the appellate court, which was denied on July 7, 2015.  We also filed our answer to the complaint with the trial court on May 11, 2015.  On August 27, 2015, Messrs. Sasson and Masi filed a motion for partial summary judgment with the trial court and we filed our opposition to that motion on October 12, 2015.  In February 2016, the plaintiff’s partial summary judgment motion was granted and the judge signed the order in March 2016 in the amount of approximately $2.8 million, although the judgment has not yet been entered.  We have filed a notice of appeal and may be required to post a cash bond in the amount of the judgment to secure our ability to perfect our appeal.  Plaintiffs also have a claim for attorneys' fees which we intend to dispute and oppose. They have not yet stated a claimed amount to the court but they have recently estimated this claim at approximately $1.0 million.  Although the TLG Promissory Notes were repaid and retired in December 2014, this lawsuit remains pending in connection with issues related primarily to the interest rates applicable to the TLG Promissory Notes.

ITEM 1A.	RISK FACTORS.

In addition to the risk factors below and other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. There have been no material changes to the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Risks Related to Our Announced Acquisition

Due to the proposed acquisition of the Company and the related diversion of our management’s attention from the operation of our business, our business and results of operations may be adversely affected.

As described in our Current Report on Form 8-K, filed with the SEC on May 9, 2016, we entered into a definitive agreement, which, subject to the assumption or refinancing of our mortgage debt, stockholder approval and various other closing conditions, and assuming the availability of financing under the commitments obtained by SBE, would result in the Company being acquired by SBE. As a result of the proposed acquisition, our management and Board of Directors have devoted, and will continue to devote, a significant amount of time and attention to the proposed transaction. In addition, we have incurred, and will continue to incur, associated expenses related to the proposed acquisition which could prove to be significant. Our business and our operating and financial results may be materially adversely impacted by the diversion of management’s time and attention and the expenses associated with the proposed acquisition.

If the proposed acquisition is not completed and we are not otherwise acquired, our business could be harmed and our stock price could decline.

The consummation of the proposed acquisition of the Company by SBE is conditioned upon, among other things, the assumption or refinancing of our mortgage debt, stockholder approval and various other closing conditions, and is subject to the availability of financing under the commitments obtained by SBE. Therefore, the proposed transaction may not be completed or may not be completed in a timely manner. If the acquisition agreement is terminated and there are no other parties willing and able to acquire us at a price of $2.25 per share or higher and on other terms acceptable to us, the market price of our common stock will likely decline, and, as noted above, our business may have been adversely affected due to the diversion of management’s time and attention from the operations of our business and the costs associated with the proposed acquisition. Our stock price may also decline as a result of the fact that we have incurred and will continue to incur potentially significant expenses related to the proposed transaction prior to its closing that will not be recovered.

If the proposed acquisition by SBE is not completed or we are not otherwise acquired, we may consider other strategic alternatives which are subject to risks and uncertainties.

If the proposed acquisition by SBE is not completed, our Board of Directors will review and consider various alternatives available to us, including, among others, re-engaging in the monetizing our Hudson and Delano South Beach assets. These alternative transactions may involve various additional risks to our business, including, among others, distraction of our management team and associated expenses as described above in connection with the proposed acquisition, our ability to consummate any such alternative transaction, the valuation assigned to our business in any such alternative transaction, our ability or a potential buyer’s ability to access capital on acceptable terms or at all and other variables which may adversely affect our operations.  The Yucaipa Investors have certain consent rights over certain transactions for so long as they collectively own or have the right to purchase through exercise of the Yucaipa Warrants 6,250,000 shares of the Company’s common stock.  We cannot assure you that should the SBE transaction not be consummated that the Yucaipa Investors would not assert a right to approve any sale of the Hudson or Delano South Beach assets, which if such approval is withheld, could materially impact our ability to consummate the asset sales.

The acquisition agreement contains provisions that could discourage or make it difficult for a third party to acquire us prior to the completion of the proposed acquisition.

The acquisition agreement contains provisions that restrict our ability to entertain a third-party proposal to acquire us. These provisions include the general prohibition on our soliciting or engaging in discussions or negotiations regarding any alternative acquisition proposal, subject to certain exceptions, and the requirement that we pay a termination fee of $6.5 million if the acquisition agreement with SBE is terminated in specified circumstances.

These provisions might discourage an otherwise-interested third party from considering or proposing to acquire us, even one that may be deemed of greater value than the proposed acquisition by SBE to our stockholders. Furthermore, even if a third party elects to propose an acquisition, the concept of a termination fee may result in that third party offering a lower value to our stockholders than such third party might otherwise have offered.  In addition, the terms of the Company’s Series A preferred securities and the purported consent rights of the Yucaipa entities under the Securities Purchase Agreement between the Yucaipa Investors and the Company may discourage an otherwise interested third party.

Failure to complete the proposed acquisition could negatively impact our business, financial condition, results of operations or stock price.

The completion of the proposed acquisition is subject to a number of conditions and there can be no assurance that the conditions to the completion of the proposed acquisition will be satisfied or that the proposed acquisition will otherwise occur. If the proposed acquisition with SBE is not completed, we will be subject to several risks, including:

•	adverse reactions from the financial markets, including negative impacts on our stock price;

•	our employees may experience uncertainty about their future roles with us, which might adversely affect our ability to retain and hire key personnel and other employees;

•

customers, vendors or other parties with which we maintain business relationships may experience uncertainty about our future and seek alternative relationships with other parties or seek to alter their business relationships with us;

•

we may be required to pay a termination fee of $6.5 million if the acquisition agreement with SBE is terminated under certain circumstances which would negatively affect our financial results and liquidity;

•	we expect to incur transaction costs in connection with the proposed acquisition regardless of whether the proposed acquisition is completed, which costs could prove to be significant;

•	we would not realize any of the anticipated benefits of having completed the proposed acquisition;

•

under the acquisition agreement, we are subject to certain restrictions on the conduct of our business prior to completing the proposed acquisition, which restrictions could adversely affect our ability to realize certain of our business strategies regardless of whether the acquisition is consummated; and

•	negative impact on our future business, financial results and liquidity, including our ability to extend the maturity of, and make future prepayments under, the Hudson/Delano 2014 Mortgage Loan.
ITEM 6.	EXHIBITS.

The exhibits listed in the accompanying Exhibit Index are filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORGANS HOTEL GROUP CO.
/s/ RICHARD SZYMANSKI
Richard Szymanski
Chief Financial Officer (principal executive officer and principal financial officer)

May 10, 2016

Exhibit Index

Exhibit Number	Description

31.1*	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.