Form 10-Q
period 2016-06-30
Morgans Hotel Group Co.
filed 2016-08-08
CIK 1342126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of August 5, 2016 was 34,874,923.

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

We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our stockholders. These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ materially from those expressed in any forward-looking statement. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding our expectations with respect to:

•	risks related to the consummation of our pending acquisition by SBEEG Holdings, LLC (“SBE”);
•	our future financial performance, including selling, general and administrative expenses, capital expenditures, income taxes and our expected available cash and use of available cash;
•	our business operations, including our ability to enter into new management, franchise or licensing agreements and the enhanced the value of existing hotels and management agreements;
•	the status and expectations with respect to the development and opening of new hotels;
•	the effect of new lodging supply;
•	the impact of the strong U.S. dollar and a weak global economy;
•	the timing of receiving expected hotel management agreement termination fees; and
•	the outcome of litigation to which the Company is a party, including litigation related to our pending acquisition by SBE.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Important risks and factors that could cause our actual results to differ materially from those expressed in any forward-looking statements include, but are not limited to, the risks discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and other documents we file with the Securities and Exchange Commission from time to time. Important risks and factors that could cause our actual results to differ materially from those expressed in any forward-looking statements include, but are not limited to economic, business, competitive market and regulatory conditions such as:

•	risks related to the proposed acquisition of the Company by SBE and the related diversion of management’s attention from the operation of the business;
•	risks related to our ability to successfully execute on an alternative transaction should we be unable to successfully consummate the sale of the Company to SBE;
•	the risk that provisions in the definitive agreement governing the proposed acquisition by SBE could discourage a third-party from considering or proposing to acquire the Company;
•	risks we may face from the impact or outcome of pending or future litigation related to our proposed acquisition by SBE;
•

a downturn in economic and market conditions, both in the U.S. and internationally, including the impact of new supply in key markets in which we operate, particularly as it impacts demand for travel, hotels, dining and entertainment;

•

our level of debt under our outstanding debt agreements, our obligations under our preferred equity instruments, our ability to restructure or refinance our current outstanding debt and preferred equity instruments, our ability to generate sufficient cash to repay or redeem outstanding debt and preferred equity instruments or make payments on guarantees as they may become due;

•	the impact of any dividend payments or accruals on our Series A preferred equity instruments on our cash flow and the value of our common stock;
•	the impact of restructuring charges on our liquidity;
•	general volatility of our stock price, the capital markets and our ability to access the capital markets;

•	the impact of financial and other covenants in our loan agreements and other debt instruments that limit our ability to borrow and restrict certain of our operations;
•	our history of losses;
•	our liquidity position;
•	our ability to compete in the “boutique” or “lifestyle” hotel segments of the hospitality industry and changes in the competitive environment in our industry and the markets where we operate;
•	our ability to protect the value of our name, image and brands and our intellectual property;
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

•	our ability to timely fund the renovations and capital improvements necessary to sustain the quality of the owned properties of Morgans Hotel Group and associated brands;
•	risks associated with the acquisition, disposition, development and integration of properties and businesses;
•	our ability to perform under management agreements and to resolve any disputes with owners of properties that we manage but do not own;
•	potential terminations of management agreements and timing of receipt of anticipated termination fees;
•	the impact of any material litigation, claims or disputes, including labor disputes;
•	the seasonal nature of the hospitality business and other aspects of the hospitality and travel industry that are beyond our control;
•	our ability to maintain state of the art information technology systems and protect such systems from cyber-attacks;
•	our ability to comply with complex U.S. and international regulations, including regulations related to the environment, labor, food and beverage operations, and data privacy;
•	ownership of a substantial block of our common stock by a small number of investors and the ability of such investors to influence key decisions; and
•

other risks discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and in the Quarterly Report on Form 10-Q for the period ended March 31, 2016 in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Result of Operations.”

Other than as required by applicable law, we are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

Morgans Hotel Group Co.

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Property and equipment, net	$257,932	$265,678
Goodwill	53,691	54,057
Investments in and advances to unconsolidated joint ventures	100	100
Cash and cash equivalents	11,187	45,925
Restricted cash	13,079	12,892
Accounts receivable, net	7,348	8,325
Prepaid expenses and other assets	8,303	8,897
Deferred tax asset, net	129,427	128,645
Other assets, net	31,194	33,516
Total assets	$512,261	$558,035
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Debt and capital lease obligations, net of deferred financing costs of $3.0 million and $3.7 million as of June 30, 2016 and December 31, 2015, respectively	$575,501	$602,630
Accounts payable and accrued liabilities	34,516	33,599
Deferred gain on asset sales	113,368	117,378
Other liabilities	13,866	13,866
Total liabilities	737,251	767,473
Commitments and contingencies
Preferred stock, $0.01 par value; liquidation preference $1,000 per share, 40,000,000 shares authorized; 75,000 shares issued at June 30, 2016 and December 31, 2015, respectively	73,457	71,025
Common stock, $0.01 par value; 200,000,000 shares authorized; 36,277,495 shares issued at June 30, 2016 and December 31, 2015, respectively	363	363
Additional paid-in capital	234,624	236,730
Treasury stock, at cost, 1,402,572 and 1,541,381 shares of common stock at June 30, 2016 and December 31, 2015, respectively	(14,873)	(17,257)
Accumulated other comprehensive loss	(2,220)	(1,131)
Accumulated deficit	(516,908)	(499,765)
Total Morgans Hotel Group Co. stockholders’ deficit	(225,557)	(210,035)
Noncontrolling interest	567	597
Total deficit	(224,990)	(209,438)
Total liabilities and stockholders’ deficit	$512,261	$558,035

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.

Consolidated Statements of Comprehensive Loss

(in thousands, except per share data)

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Revenues:	(unaudited)
Rooms	$29,929	$30,991	$55,173	$56,787
Food and beverage	17,544	19,674	37,976	41,245
Other hotel	2,415	2,037	4,613	3,968
Total hotel revenues	49,888	52,702	97,762	102,000
Management fee-related parties and other income	2,973	3,508	6,122	7,516
Total revenues	52,861	56,210	103,884	109,516
Operating Costs and Expenses:
Rooms	9,849	9,414	19,307	18,298
Food and beverage	12,583	13,883	26,427	28,560
Other departmental	1,119	1,068	2,263	2,064
Hotel selling, general and administrative	9,379	10,418	19,530	20,570
Property taxes, insurance and other	4,108	4,411	8,651	8,294
Total hotel operating expenses	37,038	39,194	76,178	77,786
Corporate expenses, including stock compensation of $0.2 million, $0.6 million, $0.3 million, and $0.9 million, respectively	4,785	4,919	9,048	10,947
Depreciation and amortization	5,578	5,563	11,229	11,200
Restructuring and development costs	2,595	1,050	3,294	3,147
Loss on receivables from unconsolidated joint venture	—	550	—	550
Total operating costs and expenses	49,996	51,276	99,749	103,630
Operating income	2,865	4,934	4,135	5,886
Interest expense, net	10,260	11,955	21,422	23,782
Impairment loss and equity in income of investment in unconsolidated joint venture	(2)	(2)	(4)	3,888
Impairment loss on intangible asset	—	—	366	—
Gain on asset sales	(2,005)	(2,086)	(4,010)	(5,794)
Other non-operating expenses	301	1,552	844	3,207
Loss before income tax expense	(5,689)	(6,485)	(14,483)	(19,197)
Income tax expense	133	169	261	295
Net loss	(5,822)	(6,654)	(14,744)	(19,492)
Net loss attributable to noncontrolling interest	12	13	30	27
Net loss attributable to Morgans Hotel Group Co.	(5,810)	(6,641)	(14,714)	(19,465)
Preferred stock dividends and accretion	(4,659)	(4,075)	(9,126)	(7,985)
Net loss attributable to common stockholders	$(10,469)	$(10,716)	$(23,840)	$(27,450)
Other comprehensive loss:
Unrealized (loss) gain on valuation of cap agreements, net of tax	(127)	29	(246)	17
Foreign currency translation adjustment	(499)	483	(843)	(514)
Comprehensive loss	$(11,095)	$(10,204)	$(24,929)	$(27,947)
Loss per share:
Basic and diluted attributable to common stockholders	$(0.30)	$(0.31)	$(0.69)	$(0.80)
Weighted average number of common shares outstanding:
Basic and diluted	34,813	34,492	34,776	34,440

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.

Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:	(unaudited)
Net loss	$(14,744)	$(19,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,654	9,612
Amortization of other costs	1,575	1,588
Amortization and write off of deferred financing costs	788	3,274
Gain on asset sales	(4,010)	(5,794)
Stock-based compensation	308	922
Accretion of interest	1,067	1,042
Impairment loss and equity in income of investment in unconsolidated joint venture	(4)	3,888
Impairment loss on intangible asset	366	-
Loss on receivables from unconsolidated joint venture	—	550
Gain on transfer and disposal of assets	(661)	(6)
Change in value of interest rate caps	482	77
Changes in assets and liabilities:
Accounts receivable, net	560	729
Restricted cash	302	1,638
Prepaid expenses and other assets	478	(2,079)
Accounts payable and accrued liabilities	1,969	(3,151)
Net cash used in operating activities	(1,870)	(7,202)
Cash flows from investing activities:
Additions to property and equipment	(1,970)	(1,725)
Deposits into capital improvement escrows, net	(489)	(1,090)
Distributions from unconsolidated joint ventures	4	4
Proceeds from asset sale, net	—	30,806
Development hotel funding	—	(250)
Net cash (used in) provided by investing activities	(2,455)	27,745
Cash flows from financing activities:
Payments on debt and capital lease obligations	(28,929)	(732)
Other debt costs	(1,456)	—
Cash paid in connection with vesting of stock based awards	(28)	(310)
Net cash used in financing activities	(30,413)	(1,042)
Net (decrease) increase in cash and cash equivalents	(34,738)	19,501
Cash and cash equivalents, beginning of year	45,925	13,493
Cash and cash equivalents, end of year	$11,187	$32,994
Supplemental disclosure of cash flow information:
Cash paid for interest	$20,327	$20,508
Cash paid for income taxes	$477	$1

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

The Company has one reportable operating segment.  During the six months ended June 30, 2016 and 2015, the Company derived 5.6% and 6.3% of its total revenues from international locations, respectively. The assets at these international locations were not significant during the periods presented.

Hotels

The Company’s hotels as of June 30, 2016 were as follows:

Hotel Name	Location	Number of Rooms	Interest
Hudson	New York, NY	878	(1)
Morgans	New York, NY	117	(2)
Royalton	New York, NY	168	(2)
Delano South Beach	Miami Beach, FL	194	(3)
Mondrian South Beach	Miami Beach, FL	219	(6)
Shore Club	Miami Beach, FL	308	(4)
Mondrian Los Angeles	Los Angeles, CA	236	(2)
Clift	San Francisco, CA	372	(5)
Sanderson	London, England	150	(2)
St Martins Lane	London, England	204	(2)
Mondrian London at Sea Containers	London, England	359	(2)
Delano Las Vegas	Las Vegas, Nevada	1,117	(6)
10 Karakoy	Istanbul, Turkey	71	(7)

(1)

The Company owns 100% of Hudson through its subsidiary, Henry Hudson Holdings LLC, which is part of a property that is structured as a condominium, in which Hudson constitutes 96% of the square footage of the entire building. As of June 30, 2016, Hudson had 878 guest rooms and 60 single room dwelling units (“SROs”).

(2)	Operated under a management contract.
(3)	Wholly-owned hotel.
(4)	Operated under a management contract. The Company currently expects to no longer manage Shore Club during the fourth quarter of 2016.
(5)	The hotel is operated under a long-term lease which is accounted for as a financing. See note 6.
(6)	A licensed hotel.
(7)	A franchised hotel.

 Food and Beverage Operations

As of June 30, 2016, the Company owns three food and beverage venues subject to leasehold agreements at Mandalay Bay in Las Vegas, which are managed by TLG.  These food and beverage venues are included in the Company’s consolidated financial statements.

Effective June 1, 2016, the Company transferred all of its ownership interest in the food and beverage venues at Sanderson to the hotel owner.  The Company will continue to manage Sanderson’s food and beverage venues.  Prior to June 1, 2016, the Company leased and managed the Sanderson food and beverage venues, which were included in the Company’s consolidated financial statements.  As a result of this transfer, the Company impaired approximately $0.4 million of goodwill related to its ownership interest of the Sanderson food and beverage venues and recorded an approximately $0.7 million gain on the transfer during the six months ended June 30, 2016.

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

The Company has certain indemnification obligations, which generally survive for 18 months following the close of the TLG Equity Sale; however, no amounts are held in escrow for the satisfaction of such claims.  As of June 30, 2016, the Company has accrued approximately $0.3 million in liabilities related to these indemnification obligations.

TEJ Management, LLC, an entity controlled by Andrew Sasson, and Galts Gulch Holding Company LLC, an entity controlled by Andy Masi (together, the “Minority Holders”) did not exercise their right to participate in the TLG Equity Sale.  The Minority Holders maintained the right to put their equity interests to TLG’s managing member for amounts determined pursuant to the Amended and Restated Limited Liability Company of TLG.  Hakkasan, as the current managing member, was obligated to pay $3.6 million of this amount upon delivery of the 10% equity interest in TLG held by the Minority Holders with the Company responsible for any amounts in excess of $3.6 million.

In addition, for the 18 months following the closing of the TLG Equity Sale, the Company had the right to purchase 49% of the equity of TLG from Hakkasan (the “Option Right”).   The Option Right expired on June 23, 2016 and did not trigger any accounting impact on the Company’s consolidated financial statements.

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

Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

The Hudson/Delano 2014 Mortgage Loan, defined and discussed below in note 6, provides that all cash flows from Hudson and Delano South Beach are deposited into accounts controlled by the lenders from which debt service and operating expenses, including management fees, are paid and from which other reserve accounts may be funded.  In the event the debt yield ratio falls below 6.75%, any excess amounts will be retained by the lenders until the debt yield ratio exceeds 7.00% for two consecutive calendar quarters.  As of June 30, 2016, the Company’s debt yield ratio was 6.68% and the lenders are currently retaining the excess cash flow of Hudson and Delano South Beach.   Such retained cash will be retained by the lenders until the debt yield ratio exceeds 7.00% for two consecutive calendar quarters.

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

 Investments in and Advances to Unconsolidated Joint Ventures

The Company accounts for its investments in unconsolidated joint ventures using the equity method as it does not exercise control over significant business decisions such as buying, selling or financing nor is it the primary beneficiary under Account Standard Codification (“ASC”) 810-10, Consolidation.  Under the equity method, the Company increases its investment for its proportionate share of net income and contributions to the joint venture and decreases its investment balance by recording its proportionate share of net loss and distributions.  Once the Company’s investment balance in an unconsolidated joint venture is zero, the Company suspends recording additional losses.  For investments in which there is recourse or unfunded commitments to provide additional equity, distributions and losses in excess of the investment are recorded as a liability.  As of June 30, 2016, there were no liabilities required to be recorded related to these investments.

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

Income taxes for the three and six months ended June 30, 2016 and 2015 were computed using the Company’s effective tax rate.

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

Currently, the Company uses interest rate caps to manage its interest rate risk.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.  To comply with the provisions of ASC 820-10, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.  Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  As of June 30, 2016 and December 31, 2015, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  Accordingly, all derivatives have been classified as Level 2 fair value measurements.  As of June 30, 2016, the Company had three interest rate caps outstanding and the fair value of these interest rate caps was $0.5 million.

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, and fixed and variable rate debt.  Management believes the carrying amount of the aforementioned financial instruments, excluding fixed-rate debt, is a reasonable estimate of fair value as of June 30, 2016 and December 31, 2015 due to the short-term maturity of these items or variable market interest rates.

The Company had outstanding fixed rate debt principal of $54.4 million and $54.9 million as of June 30, 2016 and December 31, 2015, respectively, which included the Company’s trust preferred securities and Restaurant Lease Note, discussed above, and excludes capital leases.  This fixed rate debt had a fair market value at June 30, 2016 and December 31, 2015 of approximately $62.8 million and $60.6 million, respectively, using market rates.

Although the Company has determined that the majority of the inputs used to value its fixed rate debt fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its fixed rate debt utilize Level 3 inputs, such as estimates of current credit spreads.  As of June 30, 2016 and December 31, 2015, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its fixed rate debt and determined that the credit valuation adjustments are not significant to the overall valuation of its fixed rate debt.  Accordingly, all derivatives have been classified as Level 2 fair value measurements.

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

The membership units in Morgans Group, the Company’s operating company, owned by the Former Parent are presented as a noncontrolling interest in Morgans Group in the consolidated balance sheets and were approximately $0.6 million and $0.6 million as of June 30, 2016 and December 31, 2015, respectively. The noncontrolling interest in Morgans Group is: (i) increased or decreased by the holders of membership interests’ pro rata share of Morgans Group’s net income or net loss, respectively; (ii) decreased by distributions; (iii) decreased by exchanges of membership units for the Company’s common stock; and (iv) adjusted to equal the net equity of Morgans Group multiplied by the holders of membership interests’ ownership percentage immediately after each issuance of units of Morgans Group and/or shares of the Company’s common stock and after each purchase of treasury stock through an adjustment to additional paid-in capital.  Net income or net loss allocated to the noncontrolling interest in Morgans Group is based on the weighted-average percentage ownership throughout the period.  As of June 30, 2016, there were 75,446 membership units outstanding, each of which is exchangeable for a share of the Company’s common stock.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, as well as most industry-specific guidance.  The new standard sets forth five prescribed steps to determine the timing and amount of revenue to be recognized to appropriately depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations”, which further clarifies the application of the standard depending on whether the entity is a principal or an agent. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which deferred the effectiveness of ASU No. 2014-09 to reporting periods beginning after December 15, 2017.  The Company is currently evaluating the impact the new standard will have on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326)” which amends the guidance on measuring credit losses on financial assets held at amortized cost. The guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact the new standard will have on its consolidated financial statements.

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

Basic net income (loss) per common share is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period.  Vested LTIP Units (as defined in note 8) are considered participating securities and are included in the computation of basic earnings per common share pursuant to the two-class method.  Diluted net income (loss) per common share is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period, plus other potentially dilutive securities.  Potential dilutive securities may include shares and options granted under the Company’s stock incentive plan and membership units in Morgans Group, which may be exchanged for shares of the Company’s common stock under certain circumstances.  In periods when the Company has net loss attributable to Morgans Hotel Group Co., the Yucaipa Warrants issued to the Yucaipa Investors, unvested restricted stock units, LTIP Units (as defined in note 8), and stock options are excluded from the diluted net loss per common share calculation, as there would be no effect on reported diluted net loss per common share, however in periods when the Company has net income attributable to Morgans Hotel Group Co., these same securities are included in the diluted net income per common share calculation to the extent they are considered dilutive.  The 75,446 Morgans Group membership units (which may be converted to cash, or at the Company’s option, common stock) held by third parties at June 30, 2016 and December 31, 2015, are not reflected in the computation of basic and diluted earnings per share, as the income allocable to such membership units is allocated and reflected as noncontrolling interests in the accompanying consolidated financial statements.

The table below details the components of the basic and diluted loss per share calculations (in thousands, except for per share data).  The Company has not had any undistributed earnings in any calendar quarter presented. Therefore, the Company does not present earnings per share following the two-class method.

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Numerator:
Net loss	$(5,822)	$(6,654)	$(14,744)	$(19,492)
Net loss attributable to noncontrolling interest	12	13	30	27
Net loss attributable to Morgans Hotel Group Co.	(5,810)	(6,641)	(14,714)	(19,465)
Less: preferred stock dividends and accretion	4,659	4,075	9,126	7,985
Net loss attributable to common stockholders	$(10,469)	$(10,716)	$(23,840)	$(27,450)
Denominator:
Weighted average basic common shares outstanding	34,813	34,492	34,776	34,440
Basic and diluted loss attributable to common stockholders per common share	$(0.30)	$(0.31)	$(0.69)	$(0.80)

4. Investments in and Advances to Unconsolidated Joint Ventures

The Company’s investments in and advances to unconsolidated joint ventures was $0.1 million and $0.1 million as of June 30, 2016 and December 31, 2015, respectively.  The Company’s income from unconsolidated joint ventures was immaterial for the three and six months ended June 30, 2016 and 2015.   The Company recorded a $3.9 million impairment charge related to its investment in Mondrian Istanbul during the six months ended June 30, 2015, discussed below.

Mondrian South Beach

On August 8, 2006, the Company entered into a 50/50 joint venture to renovate and convert an apartment building on Biscayne Bay in Miami Beach into a condominium hotel, Mondrian South Beach, which opened in December 2008.  The Company operated Mondrian South Beach under a long-term management contract until June 8, 2016, discussed further below.   The Company accounted for its investment in Mondrian South Beach using the equity method of accounting.

On June 8, 2016, the Mondrian South Beach joint venture entered into a purchase and sale agreement to sell its interest in Mondrian South Beach.  Pursuant to the terms and conditions of the purchase and sale agreement, the buyer paid the joint venture a cash purchase price sufficient for the joint venture to extinguish its outstanding mortgage and mezzanine loans, plus accrued interest, in full at a negotiated discount, and the buyer assumed certain liabilities of Mondrian South Beach.  As a result of the debt extinguishment, the Company was released from the condominium purchase guarantee of up to $14.0 million and the construction completion guarantee.

As part of this transaction, on June 8, 2016, the Company and the Mondrian South Beach joint venture mutually terminated their existing management agreement for Mondrian South Beach and the Company entered into a license agreement with the buyer to allow the hotel to remain under the Mondrian brand.  The license agreement grants the buyer a limited, non-exclusive right to use the Mondrian brand and other specified intellectual property of the Company, subject to certain termination rights, in exchange for a license fee that varies with Mondrian South Beach’s monthly gross revenue for the term of the license agreement but is subject to a minimum annual fee payable to the Company.

As a result of the sale of Mondrian South Beach, effective June 8, 2016, the Company no longer held any ownership interest in the Mondrian South Beach real estate.   The joint venture has been funded with retained cash to fund known liabilities relating to the joint venture.  As of June 30, 2016, the Company is not aware of any events that would require the Company to recognize a liability related to the wind down of the Mondrian South Beach joint venture.

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

5. Other Liabilities

As of June 30, 2016 and December 31, 2015, other liabilities included $13.9 million related to a designer fee claim.  The Former Parent had an exclusive service agreement with a hotel designer, pursuant to which the designer has made various claims related to the agreement.  Although the Company is not a party to the agreement, it may have certain contractual obligations or liabilities to the Former Parent in connection with the agreement.  According to the agreement, the designer was owed a base fee for each designed hotel, plus 1% of gross revenues, as defined in the agreement, for a 10-year period from the opening of each hotel.  In addition, the agreement also called for the designer to design a minimum number of projects for which the designer would be paid a minimum fee.  A liability amount has been estimated and recorded in these consolidated financial statements before considering any defenses and/or counter-claims that may be available to the Company or the Former Parent in connection with any claim brought by the designer.  The estimated costs of the design services were capitalized as a component of the applicable hotel and amortized over the five-year estimated life of the related design elements.

6. Debt and Capital Lease Obligations

Debt and capital lease obligations consists of the following (in thousands):

Description	Principal as of June 30, 2016	Unamortized Debt Issuance Costs as of June 30, 2016	Net Debt as of June 30, 2016	Interest rate at June 30, 2016
Hudson/Delano Mortgage (a)	$421,803	$(34)	$421,769	5.94% (LIBOR cap + 5.65%)
Clift debt (b)	96,223	(46)	96,177	9.60%
Liability to subsidiary trust (c)	50,100	(2,931)	47,169	8.68%
Restaurant Lease Note (d)	4,282	-	4,282	(d)
Capital lease obligations (e)	6,104	-	6,104	(e)
Debt and capital lease obligation	$578,512	$(3,011)	$575,501

Deferred financing costs are amortized, using the straight line method, which approximates the effective interest rate method, over the terms of the related debt agreements.

(a) Hudson/Delano 2014 Mortgage Loan

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

The Hudson/Delano 2014 Mortgage Loan was scheduled to mature on February 9, 2016.  On that date, the Company paid $28.2 million to reduce the principal balance by the same amount and extend the maturity of this debt until February 9, 2017.  Following the extension, the Company has two additional one-year extension options that will permit the Company to extend the maturity date of the Hudson/Delano 2014 Mortgage Loan to February 9, 2019, if certain conditions are satisfied at the respective extension dates, including achievement by the Company of a trailing twelve month debt yield of no less than 7.75% for the first extension and no less than 8.00% for the second extension.  The Company may prepay the Hudson/Delano 2014 Mortgage Loan in an amount necessary to achieve the specified debt yield.  The second and third extensions would also require the payment of an extension fee equal to 0.25% of the then outstanding principal amount under the Hudson/Delano 2014 Mortgage Loan.  Based on the Company’s trailing 12 month cash flow through June 30, 2016, the Company estimates that it would be required to prepay approximately $58.4 million of outstanding debt under the Hudson/Delano 2014 Mortgage Loan by February 9, 2017 and pay an approximately $1.0 million extension fee in order to extend the maturity date of the debt outstanding under the Hudson/Delano 2014 Mortgage Loan to February 9, 2018.

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

The Hudson/Delano 2014 Mortgage Loan provides that all cash flows from Hudson and Delano South Beach are deposited into accounts controlled by the lenders from which debt service and operating expenses, including management fees, are paid and from which other reserve accounts may be funded.  In the event the debt yield ratio falls below 6.75%, any excess amounts will be retained by the lenders until the debt yield ratio exceeds 7.00% for two consecutive calendar quarters.  As of June 30, 2016, the Company’s debt yield ratio was 6.68% and the lenders are currently retaining the excess cash flow of Hudson and Delano South Beach.  Such retained cash will be retained by the lenders until the debt yield ratio exceeds 7.00% for two consecutive calendar quarters.

The Hudson/Delano 2014 Mortgage Loan may be prepaid at any time, in whole or in part.  The Hudson/Delano 2014 Mortgage Loan is assumable under certain conditions, and provides that either one of the encumbered hotels may be sold, subject to prepayment of the Hudson/Delano 2014 Mortgage Loan at a specified release price and satisfaction of certain other conditions.

The Hudson/Delano 2014 Mortgage Loan contains restrictions on the ability of the borrowers to incur additional debt or liens on their assets and on the transfer of direct or indirect interests in Hudson or Delano South Beach and the owners of Hudson and Delano South Beach and other affirmative and negative covenants and events of default customary for multiple asset commercial mortgage-backed securities loans.  The Hudson/Delano 2014 Mortgage Loan is nonrecourse to the Company’s subsidiaries that are the borrowers under the loan, except pursuant to certain carveouts detailed therein.  In addition, the Company has provided a customary environmental indemnity and nonrecourse carveout guaranty under which it would have liability if certain events occur with respect to the borrowers, including voluntary bankruptcy filings, collusive involuntary bankruptcy filings, changes to the Hudson capital lease without prior written consent of the lender, violations of the restrictions on transfers, incurrence of additional debt, or encumbrances of the property of the borrowers.  The nonrecourse carveout guaranty prohibits the payment of dividends on or repurchase of the Company’s common stock.  As of June 30, 2016, the Company was in compliance with these covenants.

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

Morgans Group also entered into an agreement, dated September 17, 2010, whereby Morgans Group agreed to guarantee losses of up to $6.0 million suffered by the lessors in the event of certain “bad boy” type acts.  As of June 30, 2016, there had been no triggering event that would require the Company to recognize a liability related to this guarantee.

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

(d) Restaurant Lease Note

As discussed in note 2, in August 2012, the Company acquired the leasehold interests in three food and beverage venues at Mandalay Bay from an existing tenant for $15.0 million in cash at closing and the issuance of a principal-only $10.6 million Restaurant Lease Note to be paid over seven years.  The Restaurant Lease Note does not bear interest except in the event of default, as defined in the agreement. In accordance with ASC 470, Debt, the Company imputed interest on the Restaurant Lease Note, which was recorded at its fair value of $7.5 million as of the date of issuance.  At June 30, 2016, the carrying amount of the Restaurant Lease Note was $4.3 million.

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

The Company has allocated both lease payments between the land and building based on their estimated fair values.  The portion of the payments allocated to the building has been capitalized at the present value of the future minimum lease payments.  The portion of the payments allocable to the land is treated as operating lease payments.  The imputed interest rate on both of these leases is 8%, which is based on the Company’s incremental borrowing rate at the time the lease agreement was executed.  The capital lease obligations related to the units amounted to approximately $6.1 million as of June 30, 2016 and December 31, 2015, respectively. Substantially all of the principal payments on the capital lease obligations are due at the end of the lease agreements.

7. Commitments and Contingencies

Hotel Development Related Commitments

In order to obtain management, franchise and license contracts, the Company may commit to contribute capital in various forms on hotel development projects.  These include equity investments, key money, and cash flow guarantees to hotel owners.  The cash flow guarantees generally have a stated maximum amount of funding and a defined term.  The terms of the cash flow guarantees to hotel owners generally require the Company to fund if the hotels do not attain specified levels of operating profit.  Cash flow guarantees to hotel owners may be recoverable as loans repayable to the Company out of future hotel cash flows and/or proceeds from the sale of hotels.  As of June 30, 2016, the Company’s potential funding obligations under cash flow guarantees at hotels under development at the maximum amount under the applicable contracts, but excluding contracts where the maximum amount cannot be determined, was $5.0 million, which relates to Delano Cartagena where construction has not yet begun.

The Company has signed management, license or franchise agreements for new hotels which are in various stages of development. As of June 30, 2016, these included the following:

	Expected Room Count	Anticipated Opening	Initial Term
Hotels Currently Under Construction or Renovation:
Mondrian Doha	270	2016	30 years
Delano Dubai	110	2017	20 years
Mondrian Dubai	235	2018	15 years
Other Signed Agreements:
Delano Aegean Sea	150		20 years
Delano Cartagena	211		20 years

There can be no assurance that any or all of the Company’s projects listed above will be developed as planned.  If adequate project financing is not obtained, these projects may need to be limited in scope, deferred or cancelled altogether, in which case the Company may be unable to recover any previously funded key money, equity investments or debt financing.

Owned Hotel Commitments

The Company may have long-term commitments that are expected to be incurred by the Company or its consolidated consisting of targeted renovations at the Company’s Owned Hotels and other non-recurring capital expenditures that need to be made periodically with respect to its properties, including a renovation of the façade of Hudson as required by Applicable Law, which must be completed by April 2018, costing an estimated $6.0 million, which the Company intends to fund through amounts in restricted cash and additional funds to be provided by the Company.

Other Guarantees to Hotel Owners

As discussed above, the Company has provided certain cash flow guarantees to hotel owners in order to secure management contracts.

The Company’s hotel management agreements for Royalton and Morgans contain cash flow guarantee performance tests that stipulate certain minimum levels of operating performance.  These performance test provisions give the Company the option to fund a shortfall in operating performance limited to the Company’s earned base fees.  If the Company chooses not to fund the shortfall, the hotel owner has the option to terminate the management agreement.  Historically, the Company has funded the shortfall and as of June 30, 2016, approximately $0.4 million was accrued as a reduction to management fees related to these performance test provisions.  Until the end of 2016 and so long as the Company funds the shortfalls, the hotel owners do not have the right to terminate the Company as hotel manager.  The Company’s maximum potential amount of future fundings related to the Royalton and Morgans performance guarantee cannot be determined as of June 30, 2016, but under the hotel management agreements is limited to the Company’s base fees earned.  On January 28, 2016, the Company entered into amendments to each of the hotel management agreements relating to Royalton and Morgans, both owned by the same hotel owner.  In connection with owner’s potential sale of each of those hotels, the Company agreed to allow the owner to sell the hotels unencumbered by the current hotel management agreements.  Under each of the amendments, the owner has the right to terminate the hotel management agreements at any time upon at least 30 days’ prior written notice in exchange for paying us $3.5 million for each of the hotels upon a termination of each agreement.  The Company expects to continue to manage the hotels until they are sold.

Additionally, the Company is currently subject to performance tests under certain other of its hotel management agreements, which could result in early termination of the Company’s hotel management agreements.   As of June 30, 2016, the Company is in compliance with these termination performance tests and is not exercising any contractual cure rights.  Generally, the performance tests are two part tests based on achievement of budget or cash flow and revenue per available room indices.  In addition, once the performance test period begins, which is generally multiple years after a hotel opens, each of these performance tests must fail for two or more consecutive years and the Company has the right to cure any performance failures, subject to certain limitations.

Litigation Regarding TLG Promissory Notes

On August 5, 2013, Messrs.  Andrew Sasson and Andy Masi filed a lawsuit in the Supreme Court of the State of New York against TLG Acquisition LLC and Morgans Group LLC relating to the $18.0 million TLG Promissory Notes.  See note 1 regarding the background of the TLG Promissory Notes.  The complaint alleges, among other things, a breach of contract and an event of default under the TLG Promissory Notes as a result of the Company’s failure to repay the TLG Promissory Notes following an alleged “Change of Control” that purportedly occurred upon the election of the Company’s Board of Directors on June 14, 2013.  The complaint sought payment of Mr. Sasson’s $16.0 million TLG Promissory Note and Mr. Masi’s $2.0 million TLG Promissory Note, plus interest compounded to principal, as well as default interest, and reasonable costs and expenses incurred in the lawsuit.  On September 26, 2013, the Company filed a motion to dismiss the complaint in its entirety.  On February 6, 2014, the court granted the Company’s motion to dismiss.  On March 7, 2014, Messrs.  Sasson and Masi filed a Notice of Appeal from this decision with the Appellate Division, First Department.  On April 9, 2015, the Appellate Division, First Department, reversed the trial court’s decision, denying the motion to dismiss and remanding to the trial court for further proceedings.  The Company filed a motion for reconsideration at the appellate court, which was denied on July 7, 2015.  The Company filed its answer to the complaint with the trial court on May 11, 2015.  On August 27, 2015, Messrs.  Sasson and Masi filed a motion for partial summary judgment with the trial court and the Company filed its opposition to that motion on October 12, 2015.  In February 2016, the plaintiff’s partial summary judgment motion was granted and the judge signed the order in March 2016.

On July 6, 2016, a judgment was entered in the Supreme Court of the State of New York.  At that time, the Company posted a bond in the amount of approximately $3.0 million, thereby staying enforcement of the judgment pending the Company’s appeal. Plaintiffs also have a claim for attorneys’ fees, which they have recently estimated to total approximately $1.0 million, which the Company intends to dispute and oppose. Although the TLG Promissory Notes were repaid and retired in December 2014, this lawsuit remains pending in connection with issues related primarily to the interest rates applicable to the TLG Promissory Notes.

Litigation Regarding Pending Acquisition of Company by SBEEG Holdings LLC

Following the announcement of the execution of the definitive agreement under which the Company would be acquired by SBE, as discussed further in footnote 13, four putative class action lawsuits were filed by purported stockholders of the Company challenging the merger and the merger agreement.

The first complaint was filed in the Supreme Court of New York, New York County on May 27, 2016 (the “New York Action”).  On June 15, 2016, the plaintiff in the New York Action filed a notice of voluntary discontinuance without prejudice, thereby voluntarily discontinuing the New York Action.

The other three complaints were filed in the Court of Chancery of the State of Delaware.  On June 29, 2016, the Court of Chancery of the State of Delaware entered an order, among other things, consolidating the three actions filed in Delaware (the “Consolidated Action”) and appointing co-lead counsel and Delaware counsel in the Consolidated Action.

On June 30, 2016, plaintiffs in the Consolidated Action filed a Verified Consolidated Amended Class Action Complaint (the “Complaint”).  The Complaint names as defendants the individual members of our Board of Directors, SBE, Merger Sub, Ronald W. Burkle, The Yucaipa Companies, LLC, Yucaipa American Alliance Fund II, L.P., Yucaipa American Alliance (Parallel) Fund II, L.P., Yucaipa American Alliance Fund II, LLC, Yucaipa American Funds, LLC, and Yucaipa American Management, LLC.  The Complaint alleges, among other things, that the members of the Company’s Board of Directors breached their fiduciary duties to the Company’s stockholders by approving the merger and authorizing the Company to enter into the merger agreement, that Mr. Burkle and the Yucaipa entities are controlling stockholders of the Company and breached their purported fiduciary duties, and that SBE and Merger Sub aided and abetted these alleged fiduciary breaches.  The Complaint further alleges that, among other things, Mr. Burkle and the Yucaipa entities pressured the Company into entering into the merger agreement and approving the merger and frustrated the Company’s efforts to explore other potential strategic alternatives; that the merger consideration is financially inadequate; that the sales process leading up to the merger and the merger agreement was flawed; and that the deal-protection provisions in the merger agreement are unduly preclusive and therefore prevent a potential topping bidder or topping bidders from making a superior proposal.  The Complaint seeks, among other things, certification of the proposed class, preliminary and permanent injunctive relief (including enjoining or rescinding the merger), unspecified damages, and an award of other unspecified attorneys’ and other fees and costs.

The Company believes that the claims asserted in the Complaint are without merit and intend to defend against them. However, a negative outcome in these lawsuits, or any follow-on lawsuit, could have a significant impact on the Company if they result in preliminary or permanent injunctive relief or damages.  The Company is not currently able to predict the outcome of the litigation or any follow-up lawsuit with any certainty.

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

8. Omnibus Stock Incentive Plan

On May 22, 2007, the Company adopted the Morgans Hotel Group Co. 2007 Omnibus Stock Incentive Plan.  Subsequently and on several occasions, the Company’s Board of Directors adopted, and stockholders approved, amendments to the 2007 Omnibus Stock Incentive Plan (the “Stock Plan”), to namely increase the number of shares reserved for issuance under the plan.  As of June 30, 2016, the Stock Plan had 14,610,000 shares reserved for issuance.

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

On May 17, 2016, the Company issued an aggregate of 330,183 RSUs to seven non-employee directors under the Stock Plan for their annual retainer for the 2016-2017 Board of Directors term. These grants become 100% vested on May 12, 2017, provided that upon a non-employee director’s resignation from the Board of Directors, other than as a consequence of the director’s bad acts, the vesting of any RSUs will be on a pro-rated basis as of the resignation date. The estimated fair value of each such RSU granted was based on the closing price of the Company’s common stock on the grant date.

In addition, the Company has granted, or may grant, RSUs to certain executives, employees or non-employee directors as part of future annual equity grants or to newly hired or promoted employees from time to time.

A summary of stock-based incentive awards as of June 30, 2016 is as follows (in units, or shares, as applicable):

	Restricted Stock Units	LTIP Units	Stock Options
Outstanding as of January 1, 2016	220,799	913,423	248,315
Granted during 2016	330,183	—	—
Distributed/exercised during 2016	(152,283)	—	—
Forfeited or cancelled during 2016	(62,757)	—	(45,600)
Outstanding as of June 30, 2016	335,942	913,423	202,715
Vested as of June 30, 2016	—	913,423	202,715

Total stock compensation expense, which is included in corporate expenses on the accompanying consolidated statements of comprehensive loss, was $0.2 million, $0.6 million, $0.3 million, and $0.9 million, for the three and six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016 and December 31, 2015, there were approximately $0.6 million and $0.7 million, respectively, of total unrecognized compensation costs related to unvested share awards. As of June 30, 2016, the weighted-average period over which the unrecognized compensation expense will be recorded is approximately less than one year.

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

The Series A preferred securities had an 8% dividend rate through October 15, 2014 and have a 10% dividend rate until October 15, 2016 and a 20% dividend rate thereafter.  The Company has the option to accrue any and all dividend payments.  The cumulative unpaid dividends have a dividend rate equal to the dividend rate on the Series A preferred securities.  As of June 30, 2016, the Company had undeclared and unpaid dividends of approximately $62.5 million.  The Company has the option to redeem any or all of the Series A preferred securities at par, plus cumulative unpaid dividends, at any time.  The Series A preferred securities have limited voting rights and only vote on the authorization to issue senior preferred securities, amendments to their certificate of designations and amendments to the Company’s charter that adversely affect the Series A preferred securities.

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

For so long as the Yucaipa Investors collectively own or have the right to purchase through exercise of the Yucaipa Warrants (assuming a cash rather than a cashless exercise) 875,000 shares of the Company’s common stock, the Company has agreed to use its reasonable best efforts to cause its Board of Directors to nominate and recommend to the Company’s stockholders the election of a person nominated by the Yucaipa Investors as a director of the Company and to use its reasonable best efforts to ensure that the Yucaipa Investors’ nominee is elected to the Company’s Board of Directors at each such meeting.  If that nominee is not elected as a director at a meeting of stockholders, the Yucaipa Investors have certain Board of Director observer rights.  Further, if the Company does not, within 30 days from the date of such meeting, create an additional seat on the Board of Directors and make available such seat to the nominee, the dividend rate on the Series A preferred securities increases by 4% during any time that a Yucaipa Investors’ nominee is not a member of the Company’s Board of Directors.  A Yucaipa Investors’ nominee currently sits on the Company’s Board of Directors.  Accordingly, the current annual dividend rate on the Series A preferred securities until October 2016 is 10%.

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

The initial carrying value of the Series A preferred securities was recorded at its net present value less costs to issue on the date of issuance.  The carrying value will be periodically adjusted for accretion of the discount. As of June 30, 2016, the value of the preferred securities was $73.5 million, which includes cumulative accretion of $25.4 million.

See note 13 for additional information pertaining to the Series A preferred securities and the Yucaipa Warrants.

10. Related Party Transactions

The Company earned management fees, chain services reimbursements and fees for certain technical services and has receivables from hotels it owns through investments in unconsolidated joint ventures.  These fees totaled approximately $0.3 million and $0.5 million for the three months ended June 30, 2016 and 2015, respectively, and $0.9 million and $1.3 million for the six months ended June 30, 2016 and 2015, respectively.

As of December 31, 2015, the Company had receivables from these affiliates of approximately $0.4 million, which is included in related party receivables on the accompanying consolidated balance sheet.  The Company’s receivables from affiliates as of June 30, 2016 were immaterial.

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

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Restructuring costs	$3,127	$210	$3,706	$505
Severance costs	71	383	76	2,043
Development	63	457	173	605
Other	(666)	-	(661)	(6)
	$2,595	$1,050	$3,294	$3,147

Other non-operating expenses

Other non-operating expenses primarily relate to costs associated with discontinued operations and previously owned hotels, both consolidated and unconsolidated, miscellaneous litigation and settlement costs and other expenses that relate to the financing and investing activities of the Company.  Other non-operating expenses consist of the following (in thousands):

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Litigation costs	269	1,437	703	2,719
Other	32	115	141	488
	$301	$1,552	$844	$3,207

12. Deferred Gain on Asset Sales

Deferred Gain

In 2011, the Company sold Mondrian Los Angeles, Royalton, Morgans, and its 50% equity interest in the joint venture that owned Sanderson and St Martins Lane. The Company continues to operate all of these hotels under long-term management agreements.

In accordance with ASC 360-20, Property, Plant and Equipment, Real Estate Sales, the Company evaluated its accounting for the gain on sales of these assets, noting that the Company continues to have significant continuing involvement in the hotels as a result of long-term management agreements and shares in risks and rewards of ownership.  Accordingly, the Company recorded deferred gains of approximately $152.4 million related to the sales of Royalton, Morgans, Mondrian Los Angeles, and the Company’s equity interests in Sanderson and St Martins Lane, which are deferred and recognized as a gain on asset sales over the initial term of the related management agreements.  Gain on asset sales were $2.0 million and $2.0 million for the three months ended June 30, 2016 and 2015, respectively, and $4.0 million and $4.0 million for the six months ended June 30, 2016 and 2015, respectively.

Gain on Sale of TLG Equity Interest

On January 23, 2015, the Company completed the TLG Equity Sale, as discussed in note 1, and received proceeds of $32.8 million, net of closing costs.  In accordance with ASC 360-20, the Company recognized a gain of $1.8 million on the sale of its interest in TLG during the six months ended June 30, 2015.  The operating results of TLG’s operations from January 1, 2015 to January 22, 2015 was not significant.

13. Pending Acquisition by SBEEG Holdings, LLC

On May 9, 2016, the Company entered into a definitive agreement under which the Company will be acquired by SBEEG Holdings, LLC (“SBE”), a leading global lifestyle hospitality company.  Under the terms of the merger agreement, SBE will acquire all of the outstanding shares of the Company’s common stock for $2.25 per share in cash.  As part of the transaction, affiliates of the Yucaipa Investors will exchange their $75.0 million in Series A preferred securities, accrued preferred dividends, and warrants for $75.0 million in preferred shares and an interest in the common equity in the acquirer and, following the closing, the leasehold interests in three restaurants in Las Vegas currently held by the Company.  The transaction, which was approved by the Company’s

Board of Directors, is expected to close in the third or fourth quarter, and is subject to regulatory approvals, the assumption or refinancing of the Company’s mortgage loan agreements, and customary closing conditions, including approval of the transaction by the Company’s stockholders. The Company’s stockholders representing approximately 29% of the Company’s outstanding shares of common stock have signed voting agreements in support of this transaction, including OTK Associates, Pine River Capital Management and Vector Group Ltd.  An affiliate of the Yucaipa Investors has also signed a voting agreement in respect of its Series A preferred securities and consented to the transaction for purposes of certain provisions of the Securities Purchase Agreement between the Yucaipa Investors and the Company.

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

Recent Developments

On May 9, 2016, we entered into a definitive agreement under which the Company will be acquired by SBEEG Holdings, LLC (“SBE”), a leading global lifestyle hospitality company.  Under the terms of the agreement, SBE will acquire all of the outstanding shares of the Company’s common stock for $2.25 per share in cash.  As part of the transaction, an affiliate of The Yucaipa Companies (the “Yucaipa Investors”) will exchange its $75.0 million of Series A preferred securities, accrued preferred dividends, and warrants for $75.0 million in preferred shares and an interest in the common equity in the acquirer and, following the closing, the leasehold interests in three restaurants in Las Vegas currently held by us.  The transaction, which was approved by our Board of Directors, is expected to close in the third or fourth quarter, and is subject to regulatory approvals, the assumption or refinancing of our mortgage loan agreements, and customary closing conditions, including approval of the transaction by our stockholders.  The Company’s stockholders representing approximately 29% of its outstanding shares of common stock have signed voting agreements in support of this transaction, including OTK Associates, Pine River Capital Management and Vector Group Ltd.  An affiliate of the Yucaipa Investors has also signed a voting agreement in respect of its Series A preferred securities and consented to the transaction for purposes of certain provisions of the Securities Purchase Agreement between the Yucaipa Investors and the Company.  The foregoing description of the definitive acquisition agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety, by the full text of such agreement attached as an exhibit to the Current Report on Form 8-K filed with the SEC on May 10, 2016.

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

The historical financial data presented as of June 30, 2016 herein is the historical financial data for:

•

our three Owned Hotels, consisting, as of June 30, 2016, of Hudson in New York, Delano South Beach in Miami Beach, and Clift in San Francisco (which we lease under a long-term lease that is treated as a financing), comprising approximately 1,450 rooms, and the food and beverage operations located at these hotels;

•	our Owned F&B Operations, consisting, as of June 30, 2016, of leasehold interests in the food and beverage operations located at Mandalay Bay in Las Vegas;
•

our seven Managed Hotels, consisting, as of June 30, 2016, of Royalton and Morgans in New York, Shore Club in Miami Beach, Mondrian in Los Angeles, and Sanderson, St Martins Lane, and Mondrian London in London, comprising approximately 1,540 rooms; and

•

our two licensed hotels, consisting, as of June 30, 2016, of Delano Las Vegas, comprising 1,117 rooms, and Mondrian South Beach, comprising 219 rooms, and our franchised hotel, 10 Karaköy, in Istanbul, comprising 71 rooms.

On June 8, 2016, the Mondrian South Beach joint venture, of which we owned a 50% interest, entered into a purchase and sale agreement to sell its interest in Mondrian South Beach.  Pursuant to the terms and conditions of the purchase and sale agreement, the buyer paid the joint venture a cash purchase price sufficient for the joint venture to extinguish its outstanding mortgage and mezzanine loans, plus accrued interest, in full at a negotiated discount, and the buyer assumed certain liabilities of Mondrian South Beach.  As a result of the debt extinguishment, the Company was released from the condominium purchase guarantee of up to $14.0 million and the construction completion guarantee.  As part of this transaction, on June 8, 2016, the Company and the Mondrian South Beach joint venture mutually terminated the existing management agreement for Mondrian South Beach and we entered into a license agreement with the buyer to allow the hotel to remain under the Mondrian brand.  The license agreement grants the buyer a limited, non-exclusive right to use the Mondrian brand and other specified intellectual property of the Company, subject to certain termination rights, in exchange for a license fee that varies with Mondrian South Beach’s monthly gross revenue for the term of the license agreement but is subject to a minimum annual fee payable to us.

Effective June 1, 2016, we transferred all of our ownership interest in the food and beverage venues at Sanderson to the hotel owner.  We will continue to manage the transferred food and beverage venues.  Prior to June 1, 2016, we leased and managed the Sanderson food and beverage venues, which were included in our consolidated financial statements.

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

Certain of our hotel management agreements and franchise or license agreements contain performance tests that stipulate certain minimum levels of operating performance, which could result in early termination of our hotel management, license or franchise agreements, once the performance test period begins, which is generally multiple years after a hotel opens.  As of June 30, 2016, we are in compliance with these termination performance tests and are not exercising any contractual cure rights.  We may disagree with hotel owners on how the performance criteria are calculated or whether they have been met.  In addition, some courts have applied principles of agency law and related fiduciary standards to managers of third-party hotel properties (or have interpreted hotel management agreements as “personal services contracts”).  This means, among other things, that property owners may assert the right to terminate management agreements even where the agreements provide otherwise, and some courts have upheld such assertions regarding management agreements and may do so in the future.

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

•

Restructuring and development costs.  Restructuring costs include costs incurred related to our corporate restructuring initiatives, such as professional fees, litigation and settlement costs, executive terminations and severance costs related to such restructuring initiatives, the Board of Directors’ strategic alternative review process costs, including costs related to the proposed acquisition of the Company by SBE, proxy contest costs and gains or losses on asset disposals as part of major renovation projects or restructuring. Development costs include transaction costs related to the acquisition or termination of projects, internal development payroll and other costs and pre-opening expenses incurred related to new concepts at existing hotels and the development of new hotels, and the write-off of abandoned development projects previously capitalized.

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
•

Impairment loss and equity in (income) loss of unconsolidated joint ventures.  Impairment loss and equity in (income) loss of unconsolidated joint ventures includes impairment losses recorded on our current and former investments in unconsolidated joint ventures, our share of the net profits and losses of former joint venture hotels and food and beverage operations, and our investments in former hotels under development in which we had an equity interest.  We review our investments in unconsolidated joint ventures for other-than-temporary impairment when triggering events occur.

•

Impairment loss on intangible asset.  We recorded an impairment loss on goodwill during the first quarter of 2016 related to the then-pending transfer of our ownership interest in the food and beverage venues at Sanderson to the hotel owner effective June 1, 2016.

•

Gain on asset sales.  We recorded deferred gains related to the sales of Royalton, Morgans, Mondrian Los Angeles, and our ownership interests in Sanderson and St Martins Lane, as discussed in note 12 of our consolidated financial statements.  As we have significant continuing involvement with these hotels through long-term management agreements, the gains on sales are deferred and recognized over the initial term of the related management agreement.  Additionally, we recorded a gain in 2015 related to the TLG Equity Sale which was recognized immediately through earnings, as discussed in note 12 of our consolidated financial statements.

•

Other non-operating expenses.  Other non-operating expenses include costs associated with discontinued operations and previously owned hotels, both consolidated and unconsolidated, miscellaneous litigation and settlement costs and income, and other expenses that relate to our financing and investing activities.

•

Income tax expense (benefit).  All of our foreign subsidiaries are subject to local jurisdiction corporate income taxes.  Income tax expense is reported at the applicable rate for the periods presented.  We are subject to Federal and state income taxes.  Income taxes for the three and six months ended June 30, 2016 and 2015 were computed using our calculated effective tax rate.  We also recorded net deferred taxes related to cumulative differences in the basis recorded for certain assets and liabilities.  We established a reserve on the deferred tax assets based on the ability to utilize net operating loss carryforwards.

•

Noncontrolling interest income (loss).  Noncontrolling interest is the income (loss) attributable to the holders of membership units in Morgans Group, our operating company, owned by Residual Hotel Interest LLC, our former parent, as discussed in note 1 of our consolidated financial statements, and the 10% ownership interest in TLG that was held by certain prior owners of TLG, which was eliminated upon completion of the TLG Equity Sale.

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

Operating Results and Recent Trends

The performance of the lodging industry is highly cyclical and has traditionally been closely linked with the performance of the general economy and, specifically, growth in the U.S. GDP, employment, and investment and travel demand.  During 2015 and into 2016, the U.S. experienced modest GDP growth, however increased supply in our major markets, discussed below, impacted our hotels’ occupancy and constrained our rate growth during 2015 and the first half of 2016.  Further, the impact of the strong U.S. dollar and a weak global economy, specifically in Europe and China, has impacted, and may continue to impact, our hotels in New York City, Miami and London, where we are particularly dependent on international tourists.

The pace of new lodging supply, especially in New York City and Miami, has increased over the past several years and we expect that these trends will continue throughout 2016 as the new supply in these markets is absorbed.  In these markets, the new lodging supply impacted our hotels’ occupancy and constrained rate growth during the first half of 2016.

Additionally, we believe the rising popularity of alternative lodging companies, such as privately-owned residential properties, including homes and condominiums that can be rented on a nightly, weekly or monthly, have had an impact on our business and operations, as travelers have opted to stay at these privately placed accommodations rather than at our hotels, especially in larger cities, such as New York City, where we have a high concentration of hotel rooms.  We believe that this trend will continue throughout 2016 and may have a more meaningful impact in other domestic and international markets in which we are located.

RevPAR at System-Wide Comparable Hotels, which includes all Morgans Hotel Group branded hotels operated by us, except for hotels added or under major renovation during the current period or the prior year period, development projects and hotels no longer managed by us, decreased by 1.5% in constant dollars (2.8% in actual dollars) in the second quarter of 2016 as compared to the same period in 2015, due to a decrease of 2.4% in constant dollars (3.8% in actual dollars) in ADR offset by a 1.0% increase in occupancy.

RevPAR from System-Wide Comparable Hotels in New York decreased 4.6% in the second quarter of June 30, 2016 as compared to the same period in 2015, due to a 5.0% decrease in ADR slightly offset by a 0.4% increase in occupancy.  RevPAR at Hudson decreased 4.9% during the second quarter of 2016 as compared to the same period in 2015, driven primarily by a 5.4% ADR decrease primarily due to new supply in New York City.

Delano South Beach experienced a RevPAR decrease of 12.2% during the second quarter of 2016 as compared to the same period in 2015, due to a 13.8% decrease in ADR, which was primarily the result of new supply in South Beach.

Clift’s RevPAR increased 5.8% in the second quarter of 2016 as compared to the second quarter of 2015, due to a 3.0% increase in occupancy and a 2.7% increase in ADR.

RevPAR from System-Wide Comparable Hotels in London, which is comprised of Sanderson and Mondrian London, increased 2.7% in constant dollars during the second quarter of 2016 as compared to the same period in 2015, due to a 1.7% increase in ADR and a 1.0% increase in occupancy.

Comparison of Three Months Ended June 30, 2016 to Three Months Ended June 30, 2015

The following table presents our operating results for the three months ended June 30, 2016 and 2015, including the amount and percentage change in these results between the two periods. The consolidated operating results are as follows:

	Three Months Ended
	June 30, 2016	June 30, 2015	Changes ($)	Changes (%)
	(Dollars in thousands)
Revenues:
Rooms	$29,929	$30,991	$(1,062)	(3.4)%
Food and beverage	17,544	19,674	(2,130)	(10.8)%
Other hotel	2,415	2,037	378	18.6%
Total hotel revenues	49,888	52,702	(2,814)	(5.3)%
Management fee-related parties and other income	2,973	3,508	(535)	(15.3)%
Total revenues	52,861	56,210	(3,349)	(6.0)%
Operating Costs and Expenses:
Rooms	9,849	9,414	435	4.6%
Food and beverage	12,583	13,883	(1,300)	(9.4)%
Other departmental	1,119	1,068	51	4.8%
Hotel selling, general and administrative	9,379	10,418	(1,039)	(10.0)%
Property taxes, insurance and other	4,108	4,411	(303)	(6.9)%
Total hotel operating expenses	37,038	39,194	(2,156)	(5.5)%
Corporate expenses, including stock compensation	4,785	4,919	(134)	(2.7)%
Depreciation and amortization	5,578	5,563	15	0.3%
Restructuring and development costs	2,595	1,050	1,545	147.1%
Loss on receivable from unconsolidated joint venture	—	550	(550)	(100.0)%
Total operating costs and expenses	49,996	51,276	(1,280)	(2.5)%
Operating income	2,865	4,934	(2,069)	(41.9)%
Interest expense, net	10,260	11,955	(1,695)	(14.2)%
Impairment loss and equity in income of investment in unconsolidated joint venture	(2)	(2)	—	(—)%
Gain on asset sales	(2,005)	(2,086)	81	(3.9)%
Other non-operating expense	301	1,552	(1,251)	(80.6)%
Loss before income tax expense	(5,689)	(6,485)	796	(12.3)%
Income tax expense	133	169	(36)	(21.3)%
Net loss	(5,822)	(6,654)	832	(12.5)%
Net loss attributable to non controlling interest	12	13	(1)	(7.7)%
Net loss attributable to Morgans Hotel Group Co.	(5,810)	(6,641)	831	(12.5)%
Preferred stock dividends and accretion	(4,659)	(4,075)	(584)	14.3%
Net loss attributable to common stockholders	$(10,469)	$(10,716)	$247	(2.3)%

Total Hotel Revenues. Total hotel revenues decreased 5.3% to $49.9 million for the three months ended June 30, 2016 compared to $52.7 million for the three months ended June 30, 2015. This decrease was primarily due to decreased ADR at our Owned Hotels, discussed below.

Rooms revenue decreased 3.4% to $29.9 million for the three months ended June 30, 2016 compared to $31.0 million for the three months ended June 30, 2015. This decrease was primarily due to decreases in ADR at Hudson and Delano South Beach during the three months ended June 30, 2016 as compared to the same period in 2015, primarily due to increased competition from new supply in New York and Miami and the strong U.S. Dollar as compared to other currencies.

The components of RevPAR from our Owned Hotels, which consisted, as of June 30, 2016, of Hudson, Delano South Beach and Clift, for the three months ended June 30, 2016 and 2015 are summarized as follows:

	Three Months Ended
	June 30, 2016	June 30, 2015	Change ($)	Change (%)
Occupancy	91.9%	90.8%	—	1.2%
ADR	$248	$260	$(12)	-4.7%
RevPAR	$228	$236	$(8)	-3.5%

Food and beverage revenue decreased 10.8% to $17.5 million for the three months ended June 30, 2016 compared to $19.7 million for the three months ended June 30, 2015. This decrease was primarily due to the transfer our ownership interest in the food and beverage venues at Sanderson to the hotel owner effective June 1, 2016 as discussed in footnote 1 of our consolidated financial statements.  Additionally, revenues at Delano South Beach and Hudson declined quarter over quarter due primarily to increased competition in Miami which negatively impacted the Delano South Beach’s nightclub, restaurants and bars, and at Hudson, the discontinuation of room service at Hudson effective July 2015 and the closure of a seasonal bar during the second quarter of 2016 which was opened during the same period in 2015.

Other hotel revenue increased 18.6% to $2.4 million for the three months ended June 30, 2016 compared to $2.0 million for the three months ended June 30, 2015. This increase was primarily due to increased spa revenue at Delano South Beach as a result of Delano South Beach self-managing the hotel’s spa effective May 2015 as a result of the termination of an operating lease with a third-party.  Additionally, effective June 2016, the facility fee at Hudson was increased, which resulted in additional revenue recognized during the three months ended June 30, 2016 as compared to the same period in 2015.

Management Fee—Related Parties and Other Income. Management fee—related parties and other income decreased by 15.3% to $3.0 million for the three months ended June 30, 2016 compared to $3.5 million for the three months ended June 30, 2015. This decrease was primarily due to the termination of the Mondrian South Beach management agreement effective June 8, 2016 and the Mondrian SoHo management agreement effective April 27, 2015.  Excluding Mondrian South Beach and Mondrian SoHo, management fees decreased by $0.3 million, or 9.1%, due primarily to the declining operating results at Shore Club due to the effects of the shift in timing of the anticipated termination of our management agreement, which was initially scheduled to occur in the second quarter of 2016.  We currently continue to manage Shore Club and termination of our management agreement is currently anticipated to occur in the fourth quarter of 2016.

Operating Costs and Expenses

Rooms expense increased 4.6% to $9.8 million for the three months ended June 30, 2016 compared to $9.4 million for the three months ended June 30, 2015.  This increase was due primarily to the 1.2% increase in occupancy at our Owned Hotels noted above, along with inflationary increases.

Food and beverage expense decreased 9.4% to $12.6 million for the three months ended June 30, 2016 compared to $13.9 million for the three months ended June 30, 2015. This decrease is primarily due to the transfer our ownership interest in the food and beverage venues at Sanderson to the hotel owner effective June 1, 2016, and a decrease in food and beverage expenses at Hudson, as a result of the elimination of room service, both discussed above.

Other departmental expense was relatively flat at $1.1 million for each of the three month periods ended June 30, 2016 and 2015, respectively.

Hotel selling, general and administrative expense decreased 10.0% to $9.4 million for the three months ended June 30, 2016 compared to $10.4 million for the three months ended June 30, 2015 primarily due to cost saving initiatives at our Owned Hotels.

Property taxes, insurance and other expense decreased 6.9% to $4.1 million for the three months ended June 30, 2016 compared to $4.4 million for the three months ended June 30, 2015.   This decrease was primarily due to the transfer of our ownership interest in the food and beverage venues at Sanderson to the hotel owner effective June 1, 2016, which reduced rent expense.

Corporate expenses, including stock compensation decreased 2.7% to $4.8 million for the three months ended June 30, 2016 compared to $4.9 million for the three months ended June 30, 2015. This decrease was primarily due vacant positions in the corporate office and a decline in stock compensation expense.

Depreciation and amortization was relatively flat at $5.6 million for each of the three month periods ended June 30, 2016 and 2015, respectively.

Restructuring and development costs increased 147.1% to $2.6 million for the three months ended June 30, 2016 compared to $1.1 million for the three months ended June 30, 2015. This increase was primarily due to legal and advisory fees related to the potential acquisition of the Company by SBE.

Interest expense, net decreased 14.2% to $10.3 million for the three months ended June 30, 2016 compared to $12.0 million for the three months ended June 30, 2015. This decrease was primarily due to the $28.2 million prepayment of outstanding debt under the Hudson/Delano 2014 Mortgage Loan in February 2016.

Other non-operating expenses decreased 80.6% to $0.3 million for the three months ended June 30, 2016 as compared to $1.6 million for the three months ended June 30, 2015. This decrease was primarily due to legal costs incurred related to the Mondrian SoHo litigation, which settled in October 2015.

Income tax expense was relatively flat at $0.1 million for the three months ended June 30, 2016 as compared to $0.2 million for the three months ended June 30, 2015.

Comparison of Six Months Ended June 30, 2016 to Six Months Ended June 30, 2015

The following table presents our operating results for the six months ended June 30, 2016 and 2015, including the amount and percentage change in these results between the two periods. The consolidated operating results are as follows:

	Six Months Ended
	June 30, 2016	June 30, 2015	Changes ($)	Changes (%)
	(Dollars in thousands)
Revenues:
Rooms	$55,173	$56,787	$(1,614)	(2.8)%
Food and beverage	37,976	41,245	(3,269)	(7.9)%
Other hotel	4,613	3,968	645	16.3%
Total hotel revenues	97,762	102,000	(4,238)	(4.2)%
Management fee-related parties and other income	6,122	7,516	(1,394)	(18.5)%
Total revenues	103,884	109,516	(5,632)	(5.1)%
Operating Costs and Expenses:
Rooms	19,307	18,298	1,009	5.5%
Food and beverage	26,427	28,560	(2,133)	(7.5)%
Other departmental	2,263	2,064	199	9.6%
Hotel selling, general and administrative	19,530	20,570	(1,040)	(5.1)%
Property taxes, insurance and other	8,651	8,294	357	4.3%
Total hotel operating expenses	76,178	77,786	(1,608)	(2.1)%
Corporate expenses, including stock compensation	9,048	10,947	(1,899)	(17.3)%
Depreciation and amortization	11,229	11,200	29	0.3%
Restructuring and development costs	3,294	3,147	147	4.7%
Loss on receivables from unconsolidated joint venture	-	550	(550)	(1)
Total operating costs and expenses	99,749	103,630	(3,881)	(3.7)%
Operating income	4,135	5,886	(1,751)	(29.7)%
Interest expense, net	21,422	23,782	(2,360)	(9.9)%
Impairment loss and equity in income of investment in unconsolidated joint venture	(4)	3,888	(3,892)	(1)
Impairment loss on intangible asset	366	-	366	(1)
Gain on asset sales	(4,010)	(5,794)	1,784	(30.8)%
Other non-operating expenses	844	3,207	(2,363)	(73.7)%
Loss before income tax expense	(14,483)	(19,197)	4,714	(24.6)%
Income tax expense	261	295	(34)	(11.5)%
Net loss	(14,744)	(19,492)	4,748	(24.4)%
Net loss attributable to non controlling interest	30	27	3	11.1%
Net loss attributable to Morgans Hotel Group Co.	(14,714)	(19,465)	4,751	(24.4)%
Preferred stock dividends and accretion	(9,126)	(7,985)	(1,141)	14.3%
Net loss attributable to common stockholders	$(23,840)	$(27,450)	$3,610	(13.2)%

(1) Change not meaningful.

Total Hotel Revenues. Total hotel revenues decreased 4.2% to $97.8 million for the six months ended June 30, 2016 compared to $102.0 million for the six months ended June 30, 2015. This decrease was primarily due to decreased ADR slightly offset by an increase in occupancy at our Owned Hotels, discussed below.

Rooms revenue decreased 2.8% to $55.2 million for the six months ended June 30, 2016 compared to $56.8 million for the six months ended June 30, 2015. This decrease was primarily due to decreases in ADR at Delano South Beach and Hudson during the six months ended June 30, 2016 as compared to the same period in 2015 primarily due to new supply in New York and Miami and the strong U.S. Dollar as compared to other currencies.

The components of RevPAR from our Owned Hotels, which consisted, as of June 30, 2016, of Hudson, Delano South Beach and Clift, for the six months ended June 30, 2016 and 2015 are summarized as follows:

	Six Months Ended
	June 30, 2016	June 30, 2015	Change ($)	Change (%)
Occupancy	86.8%	85.3%	—	1.8%
ADR	$242	$255	$(13)	-5.1%
RevPAR	$210	$217	$(7)	-3.4%

Food and beverage revenue decreased 7.9% to $38.0 million for the six months ended June 30, 2016 compared to $41.2 million for the six months ended June 30, 2015.  This decrease was primarily due to the transfer our ownership interest in the food and beverage venues at Sanderson to the hotel owner effective June 1, 2016 as discussed in footnote 1 of our consolidated financial statements.  Additionally, revenues at Delano South Beach and Hudson declined between the periods presented due primarily to increased competition in Miami, which negatively impacted the Delano South Beach’s nightclub, restaurants and bars, and the discontinuation of room service at Hudson effective July 2015.

Other hotel revenue increased 16.3% to $4.6 million for the six months ended June 30, 2016 compared to $4.0 million for the six months ended June 30, 2015. This increase was primarily due to increased spa revenue at Delano South Beach as a result of Delano South Beach self-managing the hotel’s spa effective May 2015 as a result of the termination of an operating lease with a third-party.

Management Fee—Related Parties and Other Income. Management fee—related parties and other income decreased by 18.5% to $6.1 million for the six months ended June 30, 2016 compared to $7.5 million for the six months ended June 30, 2015. This decrease was primarily due to the termination of the Mondrian South Beach management agreement effective June 8, 2016 and the Mondrian SoHo management agreement effective April 27, 2015, along with the sale of our interest in TLG in January 2015.  Excluding Mondrian South Beach, Mondrian SoHo and TLG, management fees decreased by $0.4 million, or 6.5%, due primarily to the declining operating results at Shore Club due to the effects of the shift in timing of the anticipated termination of our management agreement, which was initially scheduled to occur in the second quarter of 2016.  We currently continue to manage Shore Club and termination of our management agreement is currently anticipated to occur in the fourth quarter of 2016.

Operating Costs and Expenses

Rooms expense increased 5.5% to $19.3 million for the six months ended June 30, 2016 compared to $18.3 million for the six months ended June 30, 2015.  This increase was due primarily to the 1.8% increase in occupancy at our Owned Hotels noted above, along with inflationary increases.

Food and beverage expense decreased 7.5% to $26.4 million for the six months ended June 30, 2016 compared to $28.6 million for the six months ended June 30, 2015. This decrease is primarily due to the transfer our ownership interest in the food and beverage venues at Sanderson to the hotel owner effective June 1, 2016, and a decrease in food and beverage expenses at Hudson, as a result of the elimination of room service, both discussed above.

Other departmental expense increased 9.6% to $2.3 million for the six months ended June 30, 2016 compared to $2.1 million for the six months ended June 30, 2015. This increase was primarily due to increased expenses at Delano South Beach related to the hotels’ management of the spa effective in May 2015, discussed above.

Hotel selling, general and administrative expense decreased 5.1% to $19.5 million for the six months ended June 30, 2016 compared to $20.6 million for the six months ended June 30, 2015 primarily due to cost saving initiatives at our Owned Hotels.

Property taxes, insurance and other expense increased 4.3% to $8.7 million for the six months ended June 30, 2016 compared to $8.3 million for the six months ended June 30, 2015. This increase was primarily due to an increase in Hudson’s real estate tax assessment effective July 2015.

Corporate expenses, including stock compensation decreased 17.3% to $9.0 million for the six months ended June 30, 2016 compared to $10.9 million for the six months ended June 30, 2015. This decrease was primarily due vacant positions in the corporate office, a decline in stock compensation expense, and the TLG Equity Sale completed in January 2015.

Depreciation and amortization was relatively flat at $11.2 million for each of the six month periods ended June 30, 2016 and 2015, respectively.

Restructuring and development costs increased 4.7% to $3.3 million for the six months ended June 30, 2016 compared to $3.1 million for the six months ended June 30, 2015.

Loss on receivables from unconsolidated joint venture was $0.6 million for the six months ended June 30, 2015 due to the assessment of collectability of certain outstanding receivables due from a joint venture.

 Interest expense, net decreased 9.9% to $21.4 million for the six months ended June 30, 2016 compared to $23.8 million for the six months ended June 30, 2015. This decrease was primarily due to the $28.2 million prepayment of outstanding debt under the Hudson/Delano 2014 Mortgage Loan in February 2016.

Impairment loss and equity in income of unconsolidated joint ventures decreased $3.9 million during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 as the result of a $3.9 million impairment loss of our investment in Mondrian Istanbul which we recorded in the first half of 2015.

Impairment loss on intangible asset increased $0.4 million due to the impairment of goodwill associated with our ownership interest in the food and beverage venues at Sanderson, which we transferred to the hotel owner effective June 1, 2016, as discussed above.

Gain on asset sales decreased 30.8% between the periods presented, resulting in income of $4.0 million for the six months ended June 30, 2016 and income of $5.8 million for the six months ended June 30, 2015. This decrease was due primarily to the gain recognized on the completion of the TLG Equity Sale in January 2015.

Other non-operating expenses decreased 73.7% to $0.8 million for the six months ended June 30, 2016 as compared to $3.2 million for the six months ended June 30, 2015. This decrease was primarily due to legal costs incurred related to Mondrian SoHo litigation.

Income tax expense was relatively flat at $0.3 million for the six months ended June 30, 2016 and 2015, respectively.

Liquidity and Capital Resources

Short-Term Liquidity.  As of June 30, 2016, we had approximately $11.2 million in cash and cash equivalents.  In early July 2016, we posted an approximately $3.0 million bond to stay enforcement of a judgment pending appeal in connection with a matter subject to litigation, as discussed below in “Other Liquidity Matters - TLG Promissory Notes Litigation.”  Additionally, as of June 30, 2016, we had $13.1 million of restricted cash, which consisted primarily of cash held in escrow accounts for debt service or lease payments, capital expenditures, insurance programs, and taxes.

As discussed above in “Recent Developments,” on May 9, 2016 we entered into a definitive agreement under which we will be acquired by SBE.  Under the terms of the agreement, SBE will acquire all of the outstanding shares of the Company’s common stock for $2.25 per share in cash.  The transaction is expected to close in the third or fourth quarter of 2016, and is subject to regulatory approvals, the assumption or refinancing of our mortgage loan agreements, and customary closing conditions, including approval of the transaction by our stockholders.  The Company’s stockholders representing approximately 29% of its outstanding shares of common stock have signed voting agreements in support of this transaction, including OTK Associates, Pine River Capital Management and Vector Group Ltd.  An affiliate of the Yucaipa Investors has also signed a voting agreement in respect of its Series A preferred securities and consented to the transaction for purposes of certain provisions of the Securities Purchase Agreement between the Yucaipa Investors and the Company.

If the SBE merger, or an alternative thereto, is not completed, we believe that we will need to explore other alternatives, including re-engaging our process for the sale of Hudson and Delano South Beach. Under that scenario, if we sell Hudson and Delano South Beach, we would intend to use the proceeds from those asset sales to retire the Hudson/Delano 2014 Mortgage Loan, pay transaction costs in connection with the proposed sale of the Company and provide for working capital needs.  We would use the remaining proceeds, if any, to redeem the outstanding Series A preferred securities and accrued dividends.  If the Trust Preferred Notes are accelerated, as discussed below, it would reduce the amount of Series A preferred securities and accrued dividends that we would be able to redeem.  As disclosed in note 9 of our consolidated financial statements, the Yucaipa Investors have certain consent rights over certain transactions for so long as they collectively own or have the right to purchase, assuming cashless exercise of the Yucaipa Warrants, 6,250,000 shares of the Company’s common stock (subject to certain exceptions and limitations).  We cannot assure you that should the SBE transaction not be consummated that the Yucaipa Investors would not assert a right to approve any sale of the Hudson or Delano South Beach assets, which if such approval is withheld, could materially impact our ability to consummate the asset sales.

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

As a result of posting the $3.0 million bond in July 2016 for the purpose of staying enforcement of a judgment pending our appeal in connection with the TLG Notes litigation as discussed above and below in “Other Liquidity Matters – TLG Promissory Notes litigation”, and other near term funding obligations, including operating expenses and debt service payments, we may not have sufficient liquidity to address unforeseen expenses or any further downturn in operating results.  All transaction costs incurred to date related to the SBE acquisition have been accrued but not paid.  If the sale of the Company to SBE is consummated, these transaction costs will be paid by the purchaser.  Further, we may need to reduce operating expenses or delay certain capital expenditures in the event that operating results are below expectations and further additional restructuring and non-operating costs are incurred.

Additionally, the decline in operating results at Hudson and Delano South Beach will impact our ability to access future cash flows at these hotels as a result of provisions of the Hudson/Delano 2014 Mortgage Loan, which require that all cash flows from Hudson and Delano South Beach are deposited into accounts controlled by the lenders from which debt service and operating expenses, including management fees, are paid and from which other reserve accounts may be funded.  In the event the debt yield ratio under the Hudson/Delano 2014 Mortgage Loan falls below 6.75%, any excess amounts will be retained by the lenders until the debt yield ratio exceeds 7.00% for two consecutive calendar quarters.  As of June 30, 2016, our debt yield ratio was 6.68% and the lenders are currently retaining the excess cash flow of Hudson and Delano South Beach.  Such excess amounts will be retained by the lenders until the debt yield ratio exceeds 7.00% for two consecutive calendar quarters.

The $421.8 million of outstanding debt under the Hudson/Delano 2014 Mortgage Loan matures on February 9, 2017.  We have two remaining one-year extension options that will permit us to extend the maturity date to February 9, 2019, if certain conditions are satisfied at the respective extension dates, including the achievement of a debt yield (determined by a ratio conveyed as a percentage in which (i) the numerator is our trailing 12 month cash flow and (ii) the denominator is the then outstanding principal amount of debt under the Hudson/Delano 2014 Mortgage Loan) of no less than 7.75% for the first extension and no less than 8.00% for the second extension.  If the sale of the Company is not consummated, to the extent we decide to further extend the maturity date of the debt outstanding under the Hudson/Delano 2014 Mortgage Loan, we may need to prepay the Hudson/Delano 2014 Mortgage Loan in an amount necessary to achieve the applicable debt yield.  Additionally, each of the remaining extension options also requires the payment of an extension fee in an amount equal to 0.25% of the then outstanding principal amount under the Hudson/Delano 2014 Mortgage Loan.  Based on our trailing 12 month cash flow through June 30, 2016, we estimate that we would be required to prepay approximately $58.4 million of outstanding debt under the Hudson/Delano 2014 Mortgage Loan by February 9, 2017 and pay an approximately $1.0 million extension fee in order to extend the maturity date of the debt outstanding under the Hudson/Delano 2014 Mortgage Loan to February 9, 2018.

Our Series A preferred securities currently have a 10% per annum dividend rate which will increase to a 20% per annum dividend rate effective October 16, 2016.  We have the option to accrue any and all dividend payments, and as of June 30, 2016, we have not declared any dividends.  The cumulative unpaid dividends also have a dividend rate equal to the then applicable dividend rate on the Series A preferred securities.  As of June 30, 2016, we had $75.0 million of outstanding Series A preferred securities and $62.5 million of accrued and unpaid dividends.  We have the option to redeem any or all of the Series A preferred securities at any time at a redemption price equal to the sum of (i) $1,000 per security and (ii) the accumulated and unpaid dividends to the redemption date.  See footnote 11 in our consolidated financial statements for more information about our Series A preferred securities.

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

There can be no assurances that the acquisition of the Company by SBE will occur.  If the acquisition of the Company, or an alternative thereto, is not consummated, there can be no assurances that a sale of our hotel assets will occur.  Further, assuming we sell Hudson and Delano South Beach, there is no assurance that a sale will occur at prices sufficient to retire all of our debt and preferred equity instruments as planned.  Under this scenario, in the event that the net proceeds from contemplated asset sales, along with other cash sources, are not sufficient, we may explore various financing options, to the extent available to us, to retire any remaining debt outstanding under the Hudson/Delano 2014 Mortgage Loan and redeem any remaining Series A preferred securities and accrued dividends.  We may have to undertake alternative financing plans, such as refinancing or restructuring these obligations, reducing or delaying capital investments or seeking to raise additional capital through issuance of common or preferred equity or convertible securities, although there can be no assurance that we can access any of these sources of liquidity on terms acceptable to us, or at all, in the future.

In addition to the excess cash reserves related to the Hudson/Delano 2014 Mortgage Loan discussed above, we are obligated to maintain certain reserve funds at our Owned Hotels as determined pursuant to our debt or lease agreements related to such hotels which require us to deposit cash into escrow accounts which are restricted to their usage.  These reserve funds include reserves related to debt service, reserve funds for capital expenditures, which relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment at amounts generally equal to 4% of the hotel’s revenues, insurance programs, and taxes, among other things.

In connection with the third party owner’s plans to convert the Shore Club hotel to condominiums and in accordance with the owner’s preexisting termination right, we and the hotel owner agreed to terminate our management of the hotel prior to the expiration of the management agreement.  Currently, we believe that our management of Shore Club will terminate effective in the fourth quarter of 2016.  We will continue to manage Shore Club in accordance with the terms of the management agreement until the termination date becomes effective.  Upon termination, we expect to receive a termination fee of approximately $3.0 million.

Further, as discussed in “—Overview—Management, Franchise, and License Agreements,” if the hotel owner terminates the Royalton and/or Morgans hotel management agreements at any time upon at least 30 days’ prior written notice, that owner is obligated to pay us a $3.5 million termination fee for each hotel, or $7.0 million in total, upon a termination of each agreement.  We understand that the owner is actively marketing the hotels for sale; however, we expect to continue to manage the hotels until they are sold.

As of June 30, 2016, we had approximately $460.0 million of remaining Federal tax net operating loss carryforwards to offset future income.  If the sale of the Company is not consummated and we pursue hotel asset sales, we believe we have significant value available to us in Hudson and Delano South Beach, and that the tax basis of these assets is significantly less than their fair values.  As of June 30, 2016, we estimate that the tax basis of Hudson is approximately $138.1 million and tax basis of Delano South Beach is approximately $65.2 million.

Long-Term Liquidity.  Our long-term liquidity requirements include our obligations to pay scheduled debt maturities, which primarily consist of  our outstanding Trust Preferred Notes, which mature in October 2036, and the Clift lease, each as described under “—Debt.”  Additionally, we may have long-term liquidity requirements that are expected to be incurred by us or our consolidated subsidiaries beyond the next 12 months consisting of targeted renovations at our Owned Hotels and other non-recurring capital expenditures that need to be made periodically with respect to our properties, including a renovation of the façade of Hudson as required by Applicable Law, which must be completed by April 2018, costing an estimated $6.0 million, which we intend to fund through amounts in restricted cash and additional funds to be provided by the Company, the costs associated with acquisitions and development of properties under contract, and new acquisitions and development projects that we may pursue.

Other Liquidity Matters

In addition to our expected short-term and long-term liquidity requirements, our liquidity could also be affected by certain other potential liquidity matters, including litigation and potential litigation, as discussed below.

TLG Promissory Notes Litigation. As discussed further in “Part II.  Item 1.  Legal Proceedings,” in February 2016, the plaintiff’s partial summary judgment motion in the litigation relating to the TLG Promissory Notes was granted and the judge signed an order.  On July 6, 2016, a judgment was entered in connection with litigation filed by Messrs. Sasson and Masi against the Company in the Supreme Court of the State of New York.  At that time, we posted a bond in the amount of approximately $3.0 million, thereby staying enforcement of the judgment pending our appeal. Plaintiffs also have a claim for attorneys’ fees, which they have recently estimated to total approximately $1.0 million, which we intend to dispute and oppose.

Litigation Regarding Pending Acquisition of Company by SBEEG Holdings LLC.   As discussed further in “Part II.  Item 1.  Legal Proceedings,” following the announcement of the execution of the definitive agreement under which we would be acquired by SBE, four putative class action lawsuits were filed by purported stockholders of the Company challenging the merger and the merger agreement.  The Company believes that the claims asserted are without merit and intend to defend against them. However, a negative outcome in these lawsuits, or any follow-on lawsuit, could have a significant impact on the Company if they result in preliminary or permanent injunctive relief or damages.  We are not currently able to predict the outcome of the litigation or any follow-up lawsuit with any certainty.

Potential Litigation.  We may have potential liability in connection with certain claims by a designer for which we have accrued $13.9 million as of June 30, 2016, as discussed in note 5 of our consolidated financial statements.

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

Comparison of Cash Flows for the Six Months Ended June 30, 2016 to the Six Months Ended June 30, 2015

Operating Activities. Net cash used in operating activities was $1.9 million for the six months ended June 30, 2016 as compared to net cash used in operating activities of $7.2 million for the six months ended June 30, 2015.  The decline in net cash used is primarily due to lower interest expense and non-operating expenses during 2016 as compared to the same period in 2015, along with the deferral of the payment of restructuring costs, discussed above in “– Liquidity and Capital Resources – Short Term Liquidity.”

Investing Activities. Net cash used in investing activities was $2.5 million for the six months ended June 30, 2016 as compared to net cash provided by investing activities of $27.7 million for the six months ended June 30, 2015.  Net cash provided by investing activities in 2015 was primarily due to the TLG Equity Sale, which closed in January 2015.

Financing Activities. Net cash used in financing activities was $30.4 million for the six months ended June 30, 2016 as compared to net cash used in financing activities of $1.0 million for the six months ended June 30, 2015. This change was primarily due to the principal paydown and maturity date extension of the Hudson/Delano 2014 Mortgage Loan in February 2016, discussed below in “—Debt.”

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

The Hudson/Delano 2014 Mortgage Loan was scheduled to mature on February 9, 2016.  On that date, we paid $28.2 million to reduce the principal debt balance by the same amount and extend the maturity of this debt until February 9, 2017.  We have two remaining one-year extension options that will permit us to extend the maturity date to February 9, 2019, if certain conditions are satisfied at the respective extension dates, including the achievement of a debt yield of no less than 7.75% for the first extension and no less than 8.00% for the second extension.  We may prepay the Hudson/Delano 2014 Mortgage Loan in an amount necessary to achieve the specified debt yield, such as we did in February 2016.  The second and third extensions would also require the payment of an extension fee equal to 0.25% of the then outstanding principal amount.   Based on our trailing 12 month cash flow through June 30, 2016, we estimate that we would be required to prepay approximately $58.4 million of outstanding debt under the Hudson/Delano 2014 Mortgage Loan by February 9, 2017 and pay an approximately $1.0 million extension fee in order to extend the maturity date of the debt outstanding under the Hudson/Delano 2014 Mortgage Loan to February 9, 2018.

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

Clift.  We lease Clift under a 99-year nonrecourse lease agreement expiring in 2103.  The lease is accounted for as a capital lease with a liability balance of $96.2 million at June 30, 2016.

The Clift lease agreement provided for base annual rent of approximately $6.0 million per year until October 2014.  Base rent increases by a formula tied to increases in the Consumer Price Index, with a maximum increase of 20% and a minimum increase of 10% at each five-year rent increase date.  As a result of the first contractual increase, effective October 14, 2014, the annual rent increased to $7.6 million.  The lease is nonrecourse to us.  Morgans Group also entered into a limited guaranty, whereby Morgans Group agreed to guarantee losses of up to $6.0 million suffered by the lessors in the event of certain “bad boy” type acts.  As of June 30, 2016, there has been no triggering event that would require us to accrue any potential liability related to this guarantee.

Hudson Capital Leases.  We lease two condominium units at Hudson which are reflected as capital leases with an aggregate balance of $6.1 million at June 30, 2016.  Currently, annual lease payments total approximately $1.0 million and are subject to increases in line with inflation.  The leases expire in 2096 and 2098.

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

The Restaurant Lease Note does not bear interest except in the event of default, as defined in the agreement.  In accordance with ASC 470, Debt, we imputed interest on the Restaurant Lease Note, which was recorded at its fair value of $7.5 million as of the date of issuance.  At June 30, 2016, the carrying amount of the Restaurant Lease Note is $4.3 million.

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

Due to increased room supply in New York City and Miami and the global economic downturn, the impact of seasonality was not as significant as in prior periods and may continue to be less pronounced in 2016.

Capital Expenditures and Reserve Funds

We are obligated to maintain reserve funds for capital expenditures at our Owned Hotels as determined pursuant to our debt or lease agreements related to such hotels.  As of June 30, 2016, we had approximately $3.8 million in restricted cash reserves for future capital expenditures under these obligations related to our Owned Hotels.  Additionally, we are required by Applicable Law to renovate the façade of Hudson by April 2018.  We believe this renovation will cost an estimated $6.0 million in the aggregate, which we intend to fund through amounts in restricted cash and additional funds.

In addition to reserve funds for capital expenditures, our Owned Hotels debt and lease agreements also require us to deposit cash into escrow accounts for debt service, including provisions that require excess cash flows be deposited into reserve accounts when defined debt yield ratios fall below stipulated amounts which is currently the case with the Hudson/Delano 2014 Mortgage Loan as discussed under “-Liquidity and Capital Resources”, or lease payments, insurance, and taxes, among other things.  As of June 30, 2016, approximately $8.1 million was included in restricted cash reserves for these obligations related to our Owned Hotels.

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

In connection with the extension of the Hudson/Delano 2014 Mortgage Loan, in February 2016, we purchased three interest rate caps with an aggregate notional value of $421.8 million that cap LIBOR at 0.29% through the next maturity date of the loan.   As of June 30, 2016, the fair value of these interest rate caps was $0.5 million.

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

As of June 30, 2016, the principal balance of our total outstanding consolidated debt, including capital lease obligations, was approximately $578.5 million, of which approximately $421.8 million, or 72.9%, was variable rate debt. As of June 30, 2016, the one month LIBOR rate was 0.45%.

As of June 30, 2016, the $421.8 million of variable rate debt consisted of the outstanding balance of the Hudson/Delano 2014 Mortgage Loan.  In connection with the extension of the Hudson/Delano 2014 Mortgage Loan in February 2016, we purchased interest rate caps with an aggregate notional value of $421.8 million that cap LIBOR at 0.29% through the next maturity date of the loan.  If interest rates on this $421.8 million variable rate debt increase by 1.0%, or 100 basis points, this increase would have no impact on interest expense, as our LIBOR cap was lower than the one month LIBOR as of June 30, 2016.  The maximum annual amount the interest expense could decrease on the $421.8 million of variable rate debt outstanding as of June 30, 2016 was $0.7 million, which would increase future pre-tax earnings and cash flows by the same amount annually.

As of June 30, 2016, our fixed rate debt, excluding our Hudson capital lease obligation, of $150.6 million consisted of the trust notes underlying our trust preferred securities, the Clift lease and the Restaurant Lease Note. The fair value of some of these debts is greater than the book value. As such, if interest rates increase by 1.0%, or 100 basis points, the fair value of our fixed rate debt at June 30, 2016 would decrease by approximately $17.3 million. If market rates of interest decrease by 1.0%, the fair value of our fixed rate debt at June 30, 2016 would increase by $21.8 million.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are involved in various lawsuits and administrative actions in the normal course of business, in addition to the other litigation as noted below.

Litigation Regarding TLG Promissory Notes

On August 5, 2013, Andrew Sasson and Andy Masi filed a lawsuit in the Supreme Court of the State of New York against TLG Acquisition LLC and Morgans Group LLC relating to the $18.0 million in notes convertible into shares of our common stock at $9.50 per share subject to the achievement of certain EBITDA (earnings before interest, tax, depreciation and amortization) targets for the acquired TLG business (the “TLG Promissory Notes”), which were issued in connection with our November 2011 acquisition of 90% of the equity interests in a group of companies known as The Light Group (the “Light Group Transaction”).  See note 7 of our consolidated financial statements regarding the background of the TLG Promissory Notes.  The complaint alleged, among other things, a breach of contract and an event of default under the TLG Promissory Notes as a result of our failure to repay the TLG Promissory Notes following an alleged “Change of Control” that purportedly occurred upon the election of the Board of Directors on June 14, 2013.  The complaint sought payment of Mr. Sasson’s $16 million TLG Promissory Note and Mr. Masi’s $2 million TLG Promissory Note, plus interest compounded to principal, as well as default interest, and reasonable costs and expenses incurred in the lawsuit.  We believe that a Change of Control, within the meaning of the TLG Promissory Notes, did not and has not occurred and that no prepayments were or are required under the TLG Promissory Notes.  On September 26, 2013, we filed a motion to dismiss the complaint in its entirety.  On February 6, 2014, the court granted our motion to dismiss.  On March 7, 2014, Messrs. Sasson and Masi filed a Notice of Appeal from this decision with the Appellate Division, First Department.  On April 9, 2015, the Appellate Division, First Department, reversed the trial court’s decision, denying the motion to dismiss and remanding to the trial court for further proceedings.  We filed a motion for reconsideration at the appellate court, which was denied on July 7, 2015.  We also filed our answer to the complaint with the trial court on May 11, 2015.  On August 27, 2015, Messrs. Sasson and Masi filed a motion for partial summary judgment with the trial court and we filed our opposition to that motion on October 12, 2015.  In February 2016, the plaintiff’s partial summary judgment motion was granted and the judge signed the order in March 2016.  On July 6, 2016, a judgment was entered in the Supreme Court of the State of New York.  At that time, we posted a bond in the amount of approximately $3.0 million, thereby staying enforcement of the judgment pending our appeal. Plaintiffs also have a claim for attorneys’ fees, which they have recently estimated to total approximately $1.0 million, which we intend to dispute and oppose.  Although the TLG Promissory Notes were repaid and retired in December 2014, this lawsuit remains pending in connection with issues related primarily to the interest rates applicable to the TLG Promissory Notes.

Litigation Regarding Pending Acquisition of Company by SBEEG Holdings, LLC

Following the announcement of the execution of the definitive agreement under which we would be acquired by SBE, four putative class action lawsuits were filed by purported stockholders of the Company challenging the merger and the merger agreement.

The first complaint was filed in the Supreme Court of New York, New York County and was captioned Sinclair v. Morgans Hotel Group Co., et al., No. 652858/2016 (N.Y. Sup. Ct. filed on May 27, 2016) (the “New York Action”).  On June 15, 2016, the plaintiff in the New York Action filed a notice of voluntary discontinuance without prejudice, thereby voluntarily discontinuing the New York Action.

The other three complaints were filed in the Court of Chancery of the State of Delaware and are captioned Baumwohl v. Lorber, et al., No. 12433-VCL (Del. Ch. filed on June 8, 2016), Centonze v. Burkle, et al., No. 12452-VCL (Del. Ch. filed on June 13, 2016), and Hua v. SBEEG Holdings, LLC, et al., No. 12479-VCL (Del. Ch. filed on June 17, 2016).  On June 29, 2016, the Court of Chancery of the State of Delaware entered an order, among other things, consolidating the three actions filed in Delaware under the caption In re Morgans Hotel Group Co. Stockholder Litigation, Consol. C.A. No. 12433-VCL (the “Consolidated Action”) and appointing co-lead counsel and Delaware counsel in the Consolidated Action.

On June 30, 2016, plaintiffs in the Consolidated Action filed a Verified Consolidated Amended Class Action Complaint (the “Complaint”). The Complaint names as defendants the individual members of our Board of Directors, SBE, Merger Sub, Ronald W. Burkle, The Yucaipa Companies, LLC, Yucaipa American Alliance Fund II, L.P., Yucaipa American Alliance (Parallel) Fund II, L.P., Yucaipa American Alliance Fund II, LLC, Yucaipa American Funds, LLC, and Yucaipa American Management, LLC.  The Complaint alleges, among other things, that the members of the Company’s Board of Directors breached their fiduciary duties to the Company’s stockholders by approving the merger and authorizing the Company to enter into the merger agreement, that Mr. Burkle and the Yucaipa entities are controlling stockholders of the Company and breached their purported fiduciary duties, and that SBE and Merger Sub aided and abetted these alleged fiduciary breaches.  The Complaint further alleges that, among other things, Mr. Burkle and the Yucaipa entities pressured the Company into entering into the merger agreement and approving the merger and frustrated the Company’s efforts to explore other potential strategic alternatives; that the merger consideration is financially inadequate; that the sales process leading up to the merger and the merger agreement was flawed; and that the deal-protection provisions in the merger agreement are unduly preclusive and therefore prevent a potential topping bidder or topping bidders from making a superior proposal.  The Complaint seeks, among other things, certification of the proposed class, preliminary and permanent injunctive relief (including enjoining or rescinding the merger), unspecified damages, and an award of other unspecified attorneys’ and other fees and costs.

The Company believes that the claims asserted in the Complaint are without merit and intend to defend against them. However, a negative outcome in these lawsuits, or any follow-on lawsuit, could have a significant impact on the Company if they result in preliminary or permanent injunctive relief or damages.  The Company is not currently able to predict the outcome of the litigation or any follow-up lawsuit with any certainty.

ITEM 1A.	RISK FACTORS.

In addition to the risk factor below and other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. There have been no material changes to the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and to the risk factors discussed in Part II, “Item 1A.  Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

Litigation against SBE and us, or the members of our Board of Directors, could prevent or delay the completion of the proposed acquisition or result in the payment of damages following completion of the proposed acquisition.

While we believe that any pending or future claims that have been or may be asserted by purported stockholder plaintiffs related to the proposed acquisition are or would be without merit, the results of any such pending or future legal proceedings are difficult to predict, and could delay or prevent the proposed acquisition from becoming effective in a timely manner. Any pending or future litigation related to the proposed acquisition could affect the likelihood of obtaining the required approval from our stockholders. Moreover, any litigation could be time consuming and expensive, could divert our management’s attention away from their regular business and, if any lawsuit is adversely resolved against us or members of our Board (each of whom we are required to indemnify pursuant to indemnification agreements), could have a material adverse effect on our financial condition. One of the conditions to the closing of the proposed acquisition is that no governmental entity having jurisdiction over SBE or us shall have issued an order, decree or ruling or taken any other action enjoining or otherwise prohibiting the completion of the proposed acquisition substantially on the terms contemplated by the merger agreement. Consequently, if a settlement or other resolution is not reached in any lawsuit that is filed and a claimant secures injunctive or other relief prohibiting, delaying or otherwise adversely affecting SBE’s and/or our ability to complete the proposed acquisition on the terms contemplated by the merger agreement, then such injunctive or other relief may prevent the proposed acquisition from becoming effective in a timely manner or at all.  See “Part II. Item 1. Legal Proceedings” for further discussion of pending litigation regarding the proposed acquisition.

ITEM 6.	EXHIBITS.

The exhibits listed in the accompanying Exhibit Index are filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORGANS HOTEL GROUP CO.
/s/ RICHARD SZYMANSKI
Richard Szymanski
Chief Financial Officer (principal executive officer and principal financial officer)

August 8, 2016

Exhibit Index

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated as of May 9, 2016, by and among Morgans Hotel Group Co., SBEEG Holdings, LLC and Trousdale Acquisition Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 of Morgans Hotel Group Co.’s Current Report on Form 8-K filed with the SEC on May 9, 2016.

10.1*†	Amended and Restated Offer Letter between Chadi Farhat and Morgans Hotel Group Management LLC, dated May 18, 2016.
31.1*	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.

†    Denotes a management contract or compensatory plan, contract or arrangement.