Form 10-Q
period 2016-09-30
Morgans Hotel Group Co.
filed 2016-11-09
CIK 1342126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of November 5, 2016 was 34,981,553.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Important risks and factors that could cause our actual results to differ materially from those expressed in any forward-looking statements include, but are not limited to, the risks discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016, and other documents we file with the Securities and Exchange Commission from time to time. Important risks and factors that could cause our actual results to differ materially from those expressed in any forward-looking statements include, but are not limited to economic, business, competitive market and regulatory conditions such as:

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
•

our ability to refinance the Hudson/Delano 2014 Mortgage Loan  or sell one or more of Hudson or Delano South Beach in order to extend the Hudson/Delano 2014 Mortgage Loan (as defined below) in February 2017 in the event the SBE acquisition does not close;

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
•

risks related to natural disasters or outbreaks of contagious diseases (including the recent Zika outbreak in the Miami area), terrorist attacks, the threat of terrorist attacks and similar disasters, including a downturn in travel, hotels, dining and entertainment resulting therefrom;

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
•

other risks discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and in the Quarterly Reports on Form 10-Q for the periods ended March 31, 2016 and June 30, 2016 in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Result of Operations.”

Other than as required by applicable law, we are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

Morgans Hotel Group Co.

Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Property and equipment, net	$254,533	$265,678
Goodwill	53,691	54,057
Investments in and advances to unconsolidated joint ventures	100	100
Cash and cash equivalents	10,647	45,925
Restricted cash	16,739	12,892
Accounts receivable, net	7,601	8,325
Prepaid expenses and other assets	6,547	8,897
Deferred tax asset, net	129,435	128,645
Other assets, net	30,032	33,516
Total assets	$509,325	$558,035
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Debt and capital lease obligations, net of deferred financing costs of $3.0 million and $3.7 million as of September 30, 2016 and December 31, 2015, respectively	$575,724	$602,630
Accounts payable and accrued liabilities	41,530	33,599
Deferred gain on asset sales	111,363	117,378
Other liabilities	13,866	13,866
Total liabilities	742,483	767,473
Commitments and contingencies
Preferred stock, $0.01 par value; liquidation preference $1,000 per share, 40,000,000 shares authorized; 75,000 shares issued at September 30, 2016 and December 31, 2015, respectively	74,777	71,025
Common stock, $0.01 par value; 200,000,000 shares authorized; 36,277,495 shares issued at September 30, 2016 and December 31, 2015, respectively	363	363
Additional paid-in capital	233,007	236,730
Treasury stock, at cost, 1,297,687 and 1,541,381 shares of common stock at September 30, 2016 and December 31, 2015, respectively	(13,064)	(17,257)
Accumulated other comprehensive loss	(2,231)	(1,131)
Accumulated deficit	(526,559)	(499,765)
Total Morgans Hotel Group Co. stockholders’ deficit	(233,707)	(210,035)
Noncontrolling interest	549	597
Total deficit	(233,158)	(209,438)
Total liabilities and stockholders’ deficit	$509,325	$558,035

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.

Consolidated Statements of Comprehensive Loss

(in thousands, except per share data)

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Revenues:	(unaudited)
Rooms	$28,740	$30,352	$83,913	$87,139
Food and beverage	14,219	17,697	52,195	58,942
Other hotel	2,592	1,953	7,205	5,921
Total hotel revenues	45,551	50,002	143,313	152,002
Management fee-related parties and other income	2,893	3,204	9,015	10,720
Total revenues	48,444	53,206	152,328	162,722
Operating Costs and Expenses:
Rooms	9,770	9,579	29,077	27,877
Food and beverage	11,265	13,293	37,692	41,853
Other departmental	1,049	1,079	3,312	3,143
Hotel selling, general and administrative	9,407	9,980	28,937	30,550
Property taxes, insurance and other	4,389	4,061	13,040	12,355
Total hotel operating expenses	35,880	37,992	112,058	115,778
Corporate expenses, including stock compensation of $0.2 million, $0.5 million, $0.5 million, and $1.4 million, respectively	3,822	5,247	12,870	16,194
Depreciation and amortization	5,716	5,586	16,945	16,786
Restructuring and development costs	2,482	1,764	5,776	4,911
Loss on receivables from unconsolidated joint venture	—	—	—	550
Total operating costs and expenses	47,900	50,589	147,649	154,219
Operating income	544	2,617	4,679	8,503
Interest expense, net	10,464	12,090	31,886	35,872
Impairment loss and equity in income of investment in unconsolidated joint venture	(3)	(2)	(7)	3,886
Impairment loss on intangible asset	—	—	366	—
Gain on asset sales	(2,005)	(2,005)	(6,015)	(7,799)
Other non-operating expenses (income)	319	(112)	1,163	3,095
Loss before income tax expense	(8,231)	(7,354)	(22,714)	(26,551)
Income tax expense	117	156	378	451
Net loss	(8,348)	(7,510)	(23,092)	(27,002)
Net loss attributable to noncontrolling interest	18	15	48	42
Net loss attributable to Morgans Hotel Group Co.	(8,330)	(7,495)	(23,044)	(26,960)
Preferred stock dividends and accretion	(4,835)	(4,263)	(13,961)	(12,248)
Net loss attributable to common stockholders	$(13,165)	$(11,758)	$(37,005)	$(39,208)
Other comprehensive loss:
Unrealized gain (loss) on valuation of cap agreements, net of tax	202	59	(44)	76
Foreign currency translation adjustment	(213)	(279)	(1,056)	(793)
Comprehensive loss	$(13,176)	$(11,978)	$(38,105)	$(39,925)
Loss per share:
Basic and diluted attributable to common stockholders	$(0.38)	$(0.34)	$(1.06)	$(1.14)
Weighted average number of common shares outstanding:
Basic and diluted	34,884	34,618	34,812	34,500

See accompanying notes to these consolidated financial statements.

Morgans Hotel Group Co.

Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:	(unaudited)
Net loss	$(23,092)	$(27,002)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	14,594	14,399
Amortization of other costs	2,351	2,387
Amortization and write off of deferred financing costs	839	4,912
Gain on asset sales	(6,015)	(7,799)
Stock-based compensation	493	1,430
Accretion of interest	1,606	1,566
Impairment loss and equity in income of investment in unconsolidated joint venture	(7)	3,886
Impairment loss on intangible asset	366	-
Loss on receivables from unconsolidated joint venture	—	550
Gain on transfer and disposal of assets	(647)	(6)
Change in value of interest rate caps	848	183
Changes in assets and liabilities:
Accounts receivable, net	307	454
Restricted cash	(2,600)	(803)
Prepaid expenses and other assets	2,234	1,085
Accounts payable and accrued liabilities	8,989	86
Net cash provided by (used in) operating activities	266	(4,672)
Cash flows from investing activities:
Additions to property and equipment	(3,530)	(4,636)
Deposits into capital improvement escrows, net	(1,247)	(1,071)
Distributions from unconsolidated joint ventures	6	6,506
Proceeds from asset sale, net	—	30,806
Development hotel funding	—	(250)
Net cash (used in) provided by investing activities	(4,771)	31,355
Cash flows from financing activities:
Payments on debt and capital lease obligations	(29,296)	(1,098)
Other debt costs	(1,456)	—
Cash paid in connection with vesting of stock based awards	(21)	(309)
Net cash used in financing activities	(30,773)	(1,407)
Net (decrease) increase in cash and cash equivalents	(35,278)	25,276
Cash and cash equivalents, beginning of year	45,925	13,493
Cash and cash equivalents, end of year	$10,647	$38,769
Supplemental disclosure of cash flow information:
Cash paid for interest	$30,381	$30,859
Cash paid for income taxes	$470	$564

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

As further discussed in note 13, on May 9, 2016, the Company entered into a definitive agreement under which the Company will be acquired by SBEEG Holdings, LLC (“SBE”), a leading global lifestyle hospitality company.  Under the terms of the merger agreement, SBE will acquire all of the outstanding shares of the Company’s common stock for $2.25 per share in cash.  As of the date of this filing, November 9, 2016, the merger has not yet closed. On November 8, 2016, the parties to the merger agreement agreed to extend the outside date to November 30, 2016.  The parties are continuing to work towards closing the merger as promptly as practicable.

The Company’s current cash balance and future cash flows may be insufficient to meet its near term obligations. Unforeseen expenses, a further downturn in operating results, the acquisition of the Company by SBE not closing, or any combination of the foregoing would further increase the Company’s cash flow concerns.  The Company is actively managing its cash flow to meet its obligations, however there can be no assurance that it will be successful. Furthermore, cash flow has historically been negative in January, the Company’s operationally slowest month of the year.

The Company has one reportable operating segment.  During the nine months ended September 30, 2016 and 2015, the Company derived 4.8% and 6.4% of its total revenues from international locations, respectively. The assets at these international locations were not significant during the periods presented.

Hotels

The Company’s hotels as of September 30, 2016 were as follows:

Hotel Name	Location	Number of Rooms	Interest
Hudson	New York, NY	878	(1)
Morgans	New York, NY	117	(2)
Royalton	New York, NY	168	(2)
Delano South Beach	Miami Beach, FL	194	(3)
Mondrian South Beach	Miami Beach, FL	215	(6)
Shore Club	Miami Beach, FL	308	(4)
Mondrian Los Angeles	Los Angeles, CA	236	(2)
Clift	San Francisco, CA	372	(5)
Sanderson	London, England	150	(2)
St Martins Lane	London, England	204	(2)
Mondrian London at Sea Containers	London, England	359	(2)
Delano Las Vegas	Las Vegas, Nevada	1,117	(6)
10 Karakoy	Istanbul, Turkey	71	(7)

(1)

The Company owns 100% of Hudson through its subsidiary, Henry Hudson Holdings LLC, which is part of a property that is structured as a condominium, in which Hudson constitutes 96% of the square footage of the entire building. As of September 30, 2016, Hudson had 878 guest rooms and 60 single room dwelling units (“SROs”).

(2)	Operated under a management contract.
(3)	Wholly-owned hotel.
(4)	Operated under a management contract. The Company currently expects to no longer manage Shore Club during the first quarter of 2017.
(5)	The hotel is operated under a long-term lease which is accounted for as a financing. See note 6.
(6)	A licensed hotel.
(7)	A franchised hotel.

 Food and Beverage Operations

As of September 30, 2016, the Company owns three food and beverage venues subject to leasehold agreements at Mandalay Bay in Las Vegas, which are managed by TLG.  These food and beverage venues are included in the Company’s consolidated financial statements.

Effective June 1, 2016, the Company transferred all of its ownership interest in the food and beverage venues at Sanderson to the hotel owner.  The Company will continue to manage Sanderson’s food and beverage venues.  Prior to June 1, 2016, the Company leased and managed the Sanderson food and beverage venues, which were included in the Company’s consolidated financial statements.  As a result of this transfer, the Company impaired approximately $0.4 million of goodwill related to its ownership interest of the Sanderson food and beverage venues and recorded an approximately $0.7 million gain on the transfer during the nine months ended September 30, 2016.

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

The Company has certain indemnification obligations, which generally survive for 18 months following the close of the TLG Equity Sale; however, no amounts are held in escrow for the satisfaction of such claims.  As of September 30, 2016, the Company has accrued approximately $0.3 million in liabilities related to these indemnification obligations.

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

Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

The Hudson/Delano 2014 Mortgage Loan, defined and discussed below in note 6, provides that all cash flows from Hudson and Delano South Beach are deposited into accounts controlled by the lenders from which debt service and operating expenses, including management fees, are paid and from which other reserve accounts may be funded.  In the event the debt yield ratio falls below 6.75%, any excess amounts will be retained by the lenders until the debt yield ratio exceeds 7.00% for two consecutive calendar quarters.  During the second quarter of 2016, the Company’s debt yield ratio fell below the defined threshold to 6.68%.   As a result, the lenders began retaining the excess cash flow of Hudson and Delano South Beach.  The Company’s debt yield ratio as of September 30, 2016 of 6.35% remained below the required threshold.  Such excess amounts will be retained by the lenders until the debt yield ratio exceeds 7.00% for two consecutive calendar quarters.

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

Income taxes for the three and nine months ended September 30, 2016 and 2015 were computed using the Company’s effective tax rate.

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

Currently, the Company uses interest rate caps to manage its interest rate risk.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.  To comply with the provisions of ASC 820-10, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.  Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  As of September 30, 2016 and December 31, 2015, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  Accordingly, all derivatives have been classified as Level 2 fair value measurements.  As of September 30, 2016, the Company had three interest rate caps outstanding and the fair value of these interest rate caps was $0.5 million.

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, and fixed and variable rate debt.  Management believes the carrying amount of the aforementioned financial instruments, excluding fixed-rate debt, is a reasonable estimate of fair value as of September 30, 2016 and December 31, 2015 due to the short-term maturity of these items or variable market interest rates.

The Company had outstanding fixed rate debt principal of $54.1 million and $54.9 million as of September 30, 2016 and December 31, 2015, respectively, which included the Company’s trust preferred securities and Restaurant Lease Note, discussed above, and excludes capital leases.  This fixed rate debt had a fair market value at September 30, 2016 and December 31, 2015 of approximately $60.7 million and $60.6 million, respectively, using market rates.

Although the Company has determined that the majority of the inputs used to value its fixed rate debt fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its fixed rate debt utilize Level 3 inputs, such as estimates of current credit spreads.  As of September 30, 2016 and December 31, 2015, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its fixed rate debt and determined that the credit valuation adjustments are not significant to the overall valuation of its fixed rate debt.  Accordingly, all derivatives have been classified as Level 2 fair value measurements.

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

The membership units in Morgans Group, the Company’s operating company, owned by the Former Parent are presented as a noncontrolling interest in Morgans Group in the consolidated balance sheets and were approximately $0.5 million and $0.6 million as of September 30, 2016 and December 31, 2015, respectively. The noncontrolling interest in Morgans Group is: (i) increased or decreased by the holders of membership interests’ pro rata share of Morgans Group’s net income or net loss, respectively; (ii) decreased by distributions; (iii) decreased by exchanges of membership units for the Company’s common stock; and (iv) adjusted to equal the net equity of Morgans Group multiplied by the holders of membership interests’ ownership percentage immediately after each issuance of units of Morgans Group and/or shares of the Company’s common stock and after each purchase of treasury stock through an adjustment to additional paid-in capital.  Net income or net loss allocated to the noncontrolling interest in Morgans Group is based on the weighted-average percentage ownership throughout the period.  As of September 30, 2016, there were 75,446 membership units outstanding, each of which is exchangeable for a share of the Company’s common stock.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230)”, which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This standard will be effective for the first annual reporting period beginning after December 15, 2017. The Company is currently evaluating the effect that ASU No. 2016-15 will have on its consolidated financial statements.

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

Basic net income (loss) per common share is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period.  Vested LTIP Units (as defined in note 8) are considered participating securities and are included in the computation of basic earnings per common share pursuant to the two-class method.  Diluted net income (loss) per common share is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period, plus other potentially dilutive securities.  Potential dilutive securities may include shares and options granted under the Company’s stock incentive plan and membership units in Morgans Group, which may be exchanged for shares of the Company’s common stock under certain circumstances.  In periods when the Company has net loss attributable to Morgans Hotel Group Co., the Yucaipa Warrants issued to the Yucaipa Investors, unvested restricted stock units, LTIP Units (as defined in note 8), and stock options are excluded from the diluted net loss per common share calculation, as there would be no effect on reported diluted net loss per common share, however in periods when the Company has net income attributable to Morgans Hotel Group Co., these same securities are included in the diluted net income per common share calculation to the extent they are considered dilutive.  The 75,446 Morgans Group membership units (which may be converted to cash, or at the Company’s option, common stock) held by third parties at September 30, 2016 and December 31, 2015, are not reflected in the computation of basic and diluted earnings per share, as the income allocable to such membership units is allocated and reflected as noncontrolling interests in the accompanying consolidated financial statements.

The table below details the components of the basic and diluted loss per share calculations (in thousands, except for per share data).  The Company has not had any undistributed earnings in any calendar quarter presented. Therefore, the Company does not present earnings per share following the two-class method.

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Numerator:
Net loss	$(8,348)	$(7,510)	$(23,092)	$(27,002)
Net loss attributable to noncontrolling interest	18	15	48	42
Net loss attributable to Morgans Hotel Group Co.	(8,330)	(7,495)	(23,044)	(26,960)
Less: preferred stock dividends and accretion	4,835	4,263	13,961	12,248
Net loss attributable to common stockholders	$(13,165)	$(11,758)	$(37,005)	$(39,208)
Denominator:
Weighted average basic common shares outstanding	34,884	34,618	34,812	34,500
Basic and diluted loss attributable to common stockholders per common share	$(0.38)	$(0.34)	$(1.06)	$(1.14)

4. Investments in and Advances to Unconsolidated Joint Ventures

The Company’s investments in and advances to unconsolidated joint ventures was $0.1 million and $0.1 million as of September 30, 2016 and December 31, 2015, respectively.  The Company’s income from unconsolidated joint ventures was immaterial for the three and nine months ended September 30, 2016 and 2015.   The Company recorded a $3.9 million impairment charge related to its investment in Mondrian Istanbul during the nine months ended September 30, 2015, discussed below.

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

As a result of the sale of Mondrian South Beach, effective June 8, 2016, the Company no longer held any ownership interest in the Mondrian South Beach real estate.   The joint venture has been funded with retained cash to fund known liabilities relating to the joint venture.  As of September 30, 2016, the Company is not aware of any events that would require the Company to recognize a liability related to the wind down of the Mondrian South Beach joint venture.

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

5. Other Liabilities

As of September 30, 2016 and December 31, 2015, other liabilities included $13.9 million related to a designer fee claim.  The Former Parent had an exclusive service agreement with a hotel designer, pursuant to which the designer has made various claims related to the agreement.  Although the Company is not a party to the agreement, it may have certain contractual obligations or liabilities to the Former Parent in connection with the agreement.  According to the agreement, the designer was owed a base fee for each designed hotel, plus 1% of gross revenues, as defined in the agreement, for a 10-year period from the opening of each hotel.  In addition, the agreement also called for the designer to design a minimum number of projects for which the designer would be paid a minimum fee.  A liability amount has been estimated and recorded in these consolidated financial statements before considering any defenses and/or counter-claims that may be available to the Company or the Former Parent in connection with any claim brought by the designer.  The estimated costs of the design services were capitalized as a component of the applicable hotel and amortized over the five-year estimated life of the related design elements.

6. Debt and Capital Lease Obligations

Debt and capital lease obligations consists of the following (in thousands):

Description	Principal as of September 30, 2016	Unamortized Debt Issuance Costs as of September 30, 2016	Net Debt as of September 30, 2016	Interest rate at September 30, 2016
Hudson/Delano Mortgage (a)	$421,803	$(20)	$421,783	5.94% (LIBOR cap + 5.65%)
Clift debt (b)	96,654	(46)	96,608	9.60%
Liability to subsidiary trust (c)	50,100	(2,894)	47,206	8.68%
Restaurant Lease Note (d)	4,023	-	4,023	(d)
Capital lease obligations (e)	6,104	-	6,104	(e)
Debt and capital lease obligation	$578,684	$(2,960)	$575,724

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

The Hudson/Delano 2014 Mortgage Loan was scheduled to mature on February 9, 2016.  On that date, the Company paid $28.2 million to reduce the principal balance by the same amount and extend the maturity of this debt until February 9, 2017.  Following the extension, the Company has two additional one-year extension options that will permit the Company to extend the maturity date of the Hudson/Delano 2014 Mortgage Loan to February 9, 2019, if certain conditions are satisfied at the respective extension dates, including achievement by the Company of a trailing twelve month debt yield of no less than 7.75% for the first extension and no less than 8.00% for the second extension.  The Company may prepay the Hudson/Delano 2014 Mortgage Loan in an amount necessary to achieve the specified debt yield. The second and third extensions would also require the payment of an extension fee equal to 0.25% of the then outstanding principal amount under the Hudson/Delano 2014 Mortgage Loan.  Based on the Company’s trailing 12 month cash flow through September 30, 2016, the Company estimates that it would be required to prepay approximately $76.2 million of outstanding debt under the Hudson/Delano 2014 Mortgage Loan by February 9, 2017 and pay an approximately $1.0 million extension fee in order to extend the maturity date of the debt outstanding under the Hudson/Delano 2014 Mortgage Loan to February 9, 2018.  Because of this prepayment requirement, if the proposed acquisition by SBE is not consummated, the Company will need to explore a refinancing of the Hudson/Delano 2014 Mortgage Loan from external sources or seek to sell one or more of the Hudson and Delano South Beach.  There can be no assurance that the Company will be able to effect an asset sale or obtain external financing on favorable terms, if at all.

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

The Hudson/Delano 2014 Mortgage Loan provides that all cash flows from Hudson and Delano South Beach are deposited into accounts controlled by the lenders from which debt service and operating expenses, including management fees, are paid and from which other reserve accounts may be funded.  In the event the debt yield ratio falls below 6.75%, any excess amounts will be retained by the lenders until the debt yield ratio exceeds 7.00% for two consecutive calendar quarters.  During the second quarter of 2016, the Company’s debt yield ratio fell below the required threshold to 6.68%.  As a result, the lenders began retaining the excess cash flow of Hudson and Delano South Beach.  The Company’s debt yield ratio as of September 30, 2016 of 6.35% remained below the required threshold.  Such excess amounts will be retained by the lenders until the debt yield ratio exceeds 7.00% for two consecutive calendar quarters.

The Hudson/Delano 2014 Mortgage Loan may be prepaid at any time, in whole or in part.  The Hudson/Delano 2014 Mortgage Loan is assumable under certain conditions, and provides that either one of the encumbered hotels may be sold, subject to prepayment of the Hudson/Delano 2014 Mortgage Loan at a specified release price and satisfaction of certain other conditions.

The Hudson/Delano 2014 Mortgage Loan contains restrictions on the ability of the borrowers to incur additional debt or liens on their assets and on the transfer of direct or indirect interests in Hudson or Delano South Beach and the owners of Hudson and Delano South Beach and other affirmative and negative covenants and events of default customary for multiple asset commercial mortgage-backed securities loans.  The Hudson/Delano 2014 Mortgage Loan is nonrecourse to the Company’s subsidiaries that are the borrowers under the loan, except pursuant to certain carveouts detailed therein.  In addition, the Company has provided a customary environmental indemnity and nonrecourse carveout guaranty under which it would have liability if certain events occur with respect to the borrowers, including voluntary bankruptcy filings, collusive involuntary bankruptcy filings, changes to the Hudson capital lease without prior written consent of the lender, violations of the restrictions on transfers, incurrence of additional debt, or encumbrances of the property of the borrowers.  The nonrecourse carveout guaranty prohibits the payment of dividends on or repurchase of the Company’s common stock.  As of September 30, 2016, the Company was in compliance with these covenants.

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

Morgans Group also entered into an agreement, dated September 17, 2010, whereby Morgans Group agreed to guarantee losses of up to $6.0 million suffered by the lessors in the event of certain “bad boy” type acts.  As of September 30, 2016, there had been no triggering event that would require the Company to recognize a liability related to this guarantee.

(c) Liability to Subsidiary Trust Issuing Preferred Securities

On August 4, 2006, a newly established trust formed by the Company, MHG Capital Trust I (the “Trust”), issued $50.0 million in trust preferred securities in a private placement.  The Company owns all of the $0.1 million of outstanding common stock of the Trust.  The Trust used the proceeds of these transactions to purchase $50.1 million of junior subordinated notes issued by the Company’s operating company and guaranteed by the Company (the “Trust Preferred Notes”) which mature on October 30, 2036.  The sole assets of the Trust consist of the Trust Preferred Notes.  The terms of the Trust Preferred Notes are substantially the same as preferred securities issued by the Trust.  The Trust Preferred Notes and the preferred securities had a fixed interest rate of 8.68% until October 2016, after which the interest rate floats and reset quarterly at the three-month LIBOR rate plus 3.25% per annum.  The Trust Preferred Notes are redeemable by the Trust, at the Company’s option, at par, and the Company has not redeemed any Trust Preferred Notes.  To the extent the Company redeems the Trust Preferred Notes, the Trust is required to redeem a corresponding amount of preferred securities.

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

(d) Restaurant Lease Note

As discussed in note 2, in August 2012, the Company acquired the leasehold interests in three food and beverage venues at Mandalay Bay from an existing tenant for $15.0 million in cash at closing and the issuance of a principal-only $10.6 million

Restaurant Lease Note to be paid over seven years.  The Restaurant Lease Note does not bear interest except in the event of default, as defined in the agreement. In accordance with ASC 470, Debt, the Company imputed interest on the Restaurant Lease Note, which was recorded at its fair value of $7.5 million as of the date of issuance.  At September 30, 2016, the carrying amount of the Restaurant Lease Note was $4.0 million.

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

The Company has allocated both lease payments between the land and building based on their estimated fair values.  The portion of the payments allocated to the building has been capitalized at the present value of the future minimum lease payments.  The portion of the payments allocable to the land is treated as operating lease payments.  The imputed interest rate on both of these leases is 8%, which is based on the Company’s incremental borrowing rate at the time the lease agreement was executed.  The capital lease obligations related to the units amounted to approximately $6.1 million as of September 30, 2016 and December 31, 2015, respectively. Substantially all of the principal payments on the capital lease obligations are due at the end of the lease agreements.

7. Commitments and Contingencies

Hotel Development Related Commitments

In order to obtain management, franchise and license contracts, the Company may commit to contribute capital in various forms on hotel development projects.  These include equity investments, key money, and cash flow guarantees to hotel owners.  The cash flow guarantees generally have a stated maximum amount of funding and a defined term.  The terms of the cash flow guarantees to hotel owners generally require the Company to fund if the hotels do not attain specified levels of operating profit.  Cash flow guarantees to hotel owners may be recoverable as loans repayable to the Company out of future hotel cash flows and/or proceeds from the sale of hotels.  As of September 30, 2016, the Company’s potential funding obligations under cash flow guarantees at hotels under development at the maximum amount under the applicable contracts, but excluding contracts where the maximum amount cannot be determined, was $5.0 million, which relates to Delano Cartagena where construction has not yet begun.

The Company has signed management, license or franchise agreements for new hotels which are in various stages of development. As of September 30, 2016, these included the following:

	Expected Room Count	Anticipated Opening	Initial Term
Hotels Currently Under Construction or Renovation:
Mondrian Doha	270	2017	30 years
Delano Dubai	110	2017	20 years
Mondrian Dubai	235	2018	15 years
Other Signed Agreements:
Delano Aegean Sea	150		20 years
Delano Cartagena	211		20 years

There can be no assurance that any or all of the Company’s projects listed above will be developed as planned.  If adequate project financing is not obtained, these projects may need to be limited in scope, deferred or cancelled altogether, in which case the Company may be unable to recover any previously funded key money, equity investments or debt financing.

Owned Hotel Commitments

The Company may have long-term commitments that are expected to be incurred by the Company or its consolidated consisting of targeted renovations at the Company’s Owned Hotels and other non-recurring capital expenditures that need to be made periodically with respect to its properties, including a renovation of the façade of Hudson and Clift.  As required by applicable law, at Hudson, the Company must complete a renovation of the façade by April 2018, costing an estimated $6.0 million.   Additionally, beginning in 2017 and into 2018, we anticipate a renovation of the façade of Clift and we are currently in the process of receiving

estimates for the work, which we expect could be material.   The Company intends to fund both of these projects during 2017 and 2018 through amounts in restricted cash and additional funds to be provided by the Company, however there can be no assurances that the Company will be able to access the additional funds necessary.

Other Guarantees to Hotel Owners

As discussed above, the Company has provided certain cash flow guarantees to hotel owners in order to secure management contracts.

The Company’s hotel management agreements for Royalton and Morgans contain cash flow guarantee performance tests that stipulate certain minimum levels of operating performance.  These performance test provisions give the Company the option to fund a shortfall in operating performance limited to the Company’s earned base fees.  If the Company chooses not to fund the shortfall, the hotel owner has the option to terminate the management agreement.  Historically, the Company has funded the shortfall and as of September 30, 2016, approximately $0.6 million was accrued as a reduction to management fees related to these performance test provisions.  Until the end of 2016 and so long as the Company funds the shortfalls, the hotel owners do not have the right to terminate the Company as hotel manager.  The Company’s maximum potential amount of future fundings related to the Royalton and Morgans performance guarantee cannot be determined as of September 30, 2016, but under the hotel management agreements is limited to the Company’s base fees earned.  On January 28, 2016, the Company entered into amendments to each of the hotel management agreements relating to Royalton and Morgans, both owned by the same hotel owner.  In connection with owner’s potential sale of each of those hotels, the Company agreed to allow the owner to sell the hotels unencumbered by the current hotel management agreements.  Under each of the amendments, the owner has the right to terminate the hotel management agreements at any time upon at least 30 days’ prior written notice in exchange for paying us $3.5 million for each of the hotels upon a termination of each agreement.  The Company expects to continue to manage the hotels until they are sold.

Additionally, the Company is currently subject to performance tests under certain other of its hotel management agreements, which could result in early termination of the Company’s hotel management agreements.   As of September 30, 2016, the Company is in compliance with these termination performance tests and is not exercising any contractual cure rights.  Generally, the performance tests are two part tests based on achievement of budget or cash flow and revenue per available room indices.  In addition, once the performance test period begins, which is generally multiple years after a hotel opens, each of these performance tests must fail for two or more consecutive years and the Company has the right to cure any performance failures, subject to certain limitations.

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

8. Omnibus Stock Incentive Plan

On May 22, 2007, the Company adopted the Morgans Hotel Group Co. 2007 Omnibus Stock Incentive Plan.  Subsequently and on several occasions, the Company’s Board of Directors adopted, and stockholders approved, amendments to the 2007 Omnibus Stock Incentive Plan (the “Stock Plan”), to namely increase the number of shares reserved for issuance under the plan.  As of September 30, 2016, the Stock Plan had 14,610,000 shares reserved for issuance.

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

A summary of stock-based incentive awards as of September 30, 2016 is as follows (in units, or shares, as applicable):

	Restricted Stock Units	LTIP Units	Stock Options
Outstanding as of January 1, 2016	220,799	913,423	248,315
Granted during 2016	330,183	—	—
Distributed/exercised during 2016	(152,283)	(104,885)	—
Forfeited or cancelled during 2016	(62,757)	—	(133,921)
Outstanding as of September 30, 2016	335,942	808,538	114,394
Vested as of September 30, 2016	1,745	808,538	202,715

Total stock compensation expense, which is included in corporate expenses on the accompanying consolidated statements of comprehensive loss, was $0.2 million, $0.5 million, $0.5 million, and $1.4 million, for the three and nine months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016 and December 31, 2015, there were approximately $0.5 million and $0.7 million, respectively, of total unrecognized compensation costs related to unvested share awards. As of September 30, 2016, the weighted-average period over which the unrecognized compensation expense will be recorded is approximately less than one year.

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

The Series A preferred securities had an 8% dividend rate through October 15, 2014 and a 10% dividend rate through October 15, 2016.  Effective October 16, 2016 and thereafter, the dividend rate on the Series A preferred securities is 20%.  The Company has the option to accrue any and all dividend payments.  The cumulative unpaid dividends have a dividend rate equal to the dividend rate on the Series A preferred securities.  As of September 30, 2016, the Company had undeclared and unpaid dividends of approximately $66.0 million.  The Company has the option to redeem any or all of the Series A preferred securities at par, plus cumulative unpaid dividends, at any time.  The Series A preferred securities have limited voting rights and only vote on the authorization to issue senior preferred securities, amendments to their certificate of designations and amendments to the Company’s charter that adversely affect the Series A preferred securities.

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

The initial carrying value of the Series A preferred securities was recorded at its net present value less costs to issue on the date of issuance.  The carrying value will be periodically adjusted for accretion of the discount. As of September 30, 2016, the value of the preferred securities was $73.7 million, which includes cumulative accretion of $26.7 million.

See note 13 for additional information pertaining to the Series A preferred securities and the Yucaipa Warrants.

10. Related Party Transactions

The Company earned management fees, chain services reimbursements and fees for certain technical services and has receivables from hotels it owns through investments in unconsolidated joint ventures.  These fees totaled approximately $0.4 million for the three months ended September 30, 2015 and $0.9 million and $1.9 million for the nine months ended September 30, 2016 and 2015, respectively.  The Company recognized no fees from its investments in unconsolidated joint ventures during the three months ended September 30, 2016.

As of December 31, 2015, the Company had receivables from these affiliates of approximately $0.4 million, which is included in related party receivables on the accompanying consolidated balance sheet.  The Company’s receivables from affiliates as of September 30, 2016 were immaterial.

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

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Restructuring costs	$2,273	$1,427	$5,979	$1,932
Severance costs	47	(120)	123	1,923
Development	148	457	321	1,062
Other	14	-	(647)	(6)
	$2,482	$1,764	$5,776	$4,911

Other non-operating expenses

Other non-operating expenses primarily relate to costs associated with discontinued operations and previously owned hotels, both consolidated and unconsolidated, miscellaneous litigation and settlement costs and other expenses that relate to the financing and investing activities of the Company.  Other non-operating expenses consist of the following (in thousands):

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Litigation costs	$270	$750	$973	$3,418
Other	49	(862)	190	(323)
	$319	$(112)	$1,163	$3,095

12. Deferred Gain on Asset Sales

Deferred Gain

In 2011, the Company sold Mondrian Los Angeles, Royalton, Morgans, and its 50% equity interest in the joint venture that owned Sanderson and St Martins Lane. The Company continues to operate all of these hotels under long-term management agreements.

In accordance with ASC 360-20, Property, Plant and Equipment, Real Estate Sales, the Company evaluated its accounting for the gain on sales of these assets, noting that the Company continues to have significant continuing involvement in the hotels as a result of long-term management agreements and shares in risks and rewards of ownership.  Accordingly, the Company recorded deferred gains of approximately $152.4 million related to the sales of Royalton, Morgans, Mondrian Los Angeles, and the Company’s equity interests in Sanderson and St Martins Lane, which are deferred and recognized as a gain on asset sales over the initial term of the related management agreements.  Gain on asset sales were $2.0 million and $2.0 million for the three months ended September 30, 2016 and 2015, respectively, and $6.0 million and $6.0 million for the nine months ended September 30, 2016 and 2015, respectively.

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

13. Pending Acquisition by SBEEG Holdings, LLC

On May 9, 2016, the Company entered into a definitive agreement under which the Company will be acquired by SBE, a leading global lifestyle hospitality company.  Under the terms of the merger agreement, SBE will acquire all of the outstanding shares of the Company’s common stock for $2.25 per share in cash.  As part of the transaction, affiliates of the Yucaipa Investors will exchange their $75.0 million in Series A preferred securities, accrued preferred dividends, and warrants for $75.0 million in preferred shares and an interest in the common equity in the acquirer and, following the closing, the leasehold interests in three restaurants in Las Vegas currently held by the Company.

On September 26, 2016, the Company held a special meeting of stockholders (the “Special Meeting”).  At the Special Meeting, a majority of the Company’s stockholders voted to approve the agreement and plan of merger, as it may be amended from time to time, dated as of May 9, 2016, as described in the Proxy Statement filed by the Company on Schedule 14A on August 4, 2016, as amended (the “Proxy Statement”).   The transaction, which was approved by the Company’s Board of Directors in May 2016, is subject to the assumption or refinancing of the Company’s mortgage loan agreements and customary closing conditions, as described in the Proxy Statement.

As of the date of this filing, November 9, 2016, the merger has not yet closed. On November 8, 2016, the parties to the merger agreement agreed to extend the outside date to November 30, 2016.  The parties are continuing to work towards closing the merger as promptly as practicable, as discussed further in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Sources.”

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

Recent Developments

On May 9, 2016, we entered into a definitive agreement under which the Company will be acquired by SBEEG Holdings, LLC (“SBE”), a leading global lifestyle hospitality company.  Under the terms of the agreement, SBE will acquire all of the outstanding shares of the Company’s common stock for $2.25 per share in cash.  As part of the transaction, an affiliate of The Yucaipa Companies (the “Yucaipa Investors”) will exchange its $75.0 million of Series A preferred securities, accrued preferred dividends, and warrants for $75.0 million in preferred shares and an interest in the common equity in the acquirer and, following the closing, the leasehold interests in three restaurants in Las Vegas currently held by us.  On September 26, 2016, we held a special meeting of stockholders (the “Special Meeting”). At the Special Meeting, a majority of the Company’s stockholders voted to approve the agreement and plan of merger, as it may be amended from time to time.  The transaction, which was approved by the our Board of Directors in May 2016, is subject to the assumption or refinancing of the Company’s mortgage loan agreements and customary closing conditions, as described in the Proxy Statement filed by the Company on Schedule 14A on August 4, 2016, as amended (the “Proxy Statement”). The foregoing description of the definitive acquisition agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety, by the full text of such agreement attached as an exhibit to the Current Report on Form 8-K filed with the SEC on May 10, 2016.

As discussed below in “Liquidity and Capital Sources”, as of the date of this filing, November 9, 2016, the merger has not yet closed. On November 8, 2016, the parties to the merger agreement agreed to extend the outside date to November 30, 2016.  The parties are continuing to work towards closing the merger as promptly as practicable.

SBE has obtained commitments to finance the transaction through a combination of proceeds from the sale of new preferred equity in the newly-formed company to a third-party investor, liquidity from the refinancing of its existing term loans and a new revolver.  SBE is working to finalize definitive agreements for these commitments.

Overview

Morgans Hotel Group Co. is a fully integrated lifestyle hospitality company that operates, owns, acquires, and develops boutique hotels, primarily in gateway cities and select resort markets in the United States, Europe and other international locations.

The historical financial data presented as of September 30, 2016 herein is the historical financial data for:

•

our three Owned Hotels, consisting, as of September 30, 2016, of Hudson in New York, Delano South Beach in Miami Beach, and Clift in San Francisco (which we lease under a long-term lease that is treated as a financing), comprising approximately 1,450 rooms, and the food and beverage operations located at these hotels;

•	our Owned F&B Operations, consisting, as of September 30, 2016, of leasehold interests in the food and beverage operations located at Mandalay Bay in Las Vegas;
•

our seven Managed Hotels, consisting, as of September 30, 2016, of Royalton and Morgans in New York, Shore Club in Miami Beach, Mondrian in Los Angeles, and Sanderson, St Martins Lane, and Mondrian London in London, comprising approximately 1,540 rooms; and

•

our two licensed hotels, consisting, as of September 30, 2016, of Delano Las Vegas, comprising 1,117 rooms, and Mondrian South Beach, comprising 215 rooms, and our franchised hotel, 10 Karaköy, in Istanbul, comprising 71 rooms.

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

Certain of our hotel management agreements and franchise or license agreements contain performance tests that stipulate certain minimum levels of operating performance, which could result in early termination of our hotel management, license or franchise agreements, once the performance test period begins, which is generally multiple years after a hotel opens.  As of September 30, 2016, we are in compliance with these termination performance tests and are not exercising any contractual cure rights.  We may disagree with hotel owners on how the performance criteria are calculated or whether they have been met.  In addition, some courts have applied principles of agency law and related fiduciary standards to managers of third-party hotel properties (or have interpreted hotel management agreements as “personal services contracts”).  This means, among other things, that property owners may assert the right to terminate management agreements even where the agreements provide otherwise, and some courts have upheld such assertions regarding management agreements and may do so in the future.

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

Fluctuations in revenues, which tend to correlate with changes the gross domestic product (“GDP”), are driven largely by general economic and local economic conditions but can also be impacted by major events, such as terrorist attacks or natural disasters, which in turn affect levels of business and leisure travel.  For example, the recent detection of the Zika virus in the Miami area of Florida and the corresponding travel warnings issued by the United States Center for Disease Control, has negatively impacted demand at Miami Beach hotels, including Delano South Beach.

The seasonal nature of the hospitality business can also impact revenues.  For example, our Miami hotels are generally strongest in the first quarter, whereas our New York hotels are generally strongest in the fourth quarter.  However, prevailing economic conditions or the impact of other major events, such as Zika, can cause fluctuations which impact seasonality.

In addition to economic conditions, supply is another important factor that can affect revenues.  Room rates, occupancy and food and beverage revenues tend to fall when supply increases, unless the supply growth is offset by an equal or greater increase in demand.

Further, renovations at our Owned Hotels can have a significant impact on our revenues.

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

•

Income tax expense (benefit).  All of our foreign subsidiaries are subject to local jurisdiction corporate income taxes.  Income tax expense is reported at the applicable rate for the periods presented.  We are subject to Federal and state income taxes.  Income taxes for the three and nine months ended September 30, 2016 and 2015 were computed using our calculated effective tax rate.  We also recorded net deferred taxes related to cumulative differences in the basis recorded for certain assets and liabilities.  We established a reserve on the deferred tax assets based on the ability to utilize net operating loss carryforwards.

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

The recent detection of the Zika virus in the Miami area of Florida and the corresponding travel warnings issued by the United States Center for Disease Control, has negatively impacted demand at Miami Beach hotels, including Delano South Beach.

RevPAR at System-Wide Comparable Hotels, which includes all Morgans Hotel Group branded hotels operated by us, except for hotels added or under major renovation during the current period or the prior year period, development projects and hotels no longer managed by us, decreased by 2.6% in constant dollars (6.2% in actual dollars) in the third quarter of 2016 as compared to the same period in 2015, due primarily to a decrease of 2.4% in constant dollars (6.0% in actual dollars) in ADR.

RevPAR from System-Wide Comparable Hotels in New York decreased 5.6% in the third quarter of 2016 as compared to the same period in 2015, due to a 4.7% decrease in ADR slightly and a 0.9% decrease in occupancy.  RevPAR at Hudson decreased 4.6%

during the third quarter of 2016 as compared to the same period in 2015, driven by a 4.6% ADR decrease primarily due to new supply in New York City.

Delano South Beach experienced a RevPAR decrease of 1.9% during the third quarter of 2016 as compared to the same period in 2015, due to a 2.7% decrease in occupancy, slightly offset by a 0.6% increase in ADR.

Clift’s RevPAR decreased 7.9% in the third quarter of 2016 as compared to the third quarter of 2015, due to a 5.8% decrease in ADR and a 2.3% decrease in occupancy.

RevPAR from System-Wide Comparable Hotels in London, which is comprised of Sanderson and Mondrian London, increased 4.0% in constant dollars during the third quarter of 2016 as compared to the same period in 2015, due primarily to a 4.1% increase in occupancy.

Comparison of Three Months Ended September 30, 2016 to Three Months Ended September 30, 2015

The following table presents our operating results for the three months ended September 30, 2016 and 2015, including the amount and percentage change in these results between the two periods. The consolidated operating results are as follows:

	Three Months Ended
	September 30, 2016	September 30, 2015	Changes ($)	Changes (%)
	(Dollars in thousands)
Revenues:
Rooms	$28,740	$30,352	$(1,612)	(5.3)%
Food and beverage	14,219	17,697	(3,478)	(19.7)%
Other hotel	2,592	1,953	639	32.7%
Total hotel revenues	45,551	50,002	(4,451)	(8.9)%
Management fee-related parties and other income	2,893	3,204	(311)	(9.7)%
Total revenues	48,444	53,206	(4,762)	(9.0)%
Operating Costs and Expenses:
Rooms	9,770	9,579	191	2.0%
Food and beverage	11,265	13,293	(2,028)	(15.3)%
Other departmental	1,049	1,079	(30)	(2.8)%
Hotel selling, general and administrative	9,407	9,980	(573)	(5.7)%
Property taxes, insurance and other	4,389	4,061	328	8.1%
Total hotel operating expenses	35,880	37,992	(2,112)	(5.6)%
Corporate expenses, including stock compensation	3,822	5,247	(1,425)	(27.2)%
Depreciation and amortization	5,716	5,586	130	2.3%
Restructuring and development costs	2,482	1,764	718	40.7%
Total operating costs and expenses	47,900	50,589	(2,689)	(5.3)%
Operating income	544	2,617	(2,073)	(79.2)%
Interest expense, net	10,464	12,090	(1,626)	(13.4)%
Impairment loss and equity in income of investment in unconsolidated joint venture	(3)	(2)	(1)	50.0%
Gain on asset sales	(2,005)	(2,005)	—	(—)%
Other non-operating expense (income)	319	(112)	431	(384.8)%
Loss before income tax expense	(8,231)	(7,354)	(877)	11.9%
Income tax expense	117	156	(39)	(25.0)%
Net loss	(8,348)	(7,510)	(838)	11.2%
Net loss attributable to non controlling interest	18	15	3	20.0%
Net loss attributable to Morgans Hotel Group Co.	(8,330)	(7,495)	(835)	11.1%
Preferred stock dividends and accretion	(4,835)	(4,263)	(572)	13.4%
Net loss attributable to common stockholders	$(13,165)	$(11,758)	$(1,407)	12.0%

Total Hotel Revenues. Total hotel revenues decreased 8.9% to $45.6 million for the three months ended September 30, 2016 compared to $50.0 million for the three months ended September 30, 2015. This decrease was primarily due to decreased ADR at our Owned Hotels, discussed below.

Rooms revenue decreased 5.3% to $28.7 million for the three months ended September 30, 2016 compared to $30.4 million for the three months ended September 30, 2015. This decrease was primarily due to decreases in ADR at Hudson and Clift during the three months ended September 30, 2016 as compared to the same period in 2015.  The decrease at Hudson was primarily due to increased competition from new supply in New York and the strong U.S. Dollar as compared to other currencies. The decrease in rooms revenues at Clift was primarily due to softer transient demand during the three months ended September 30, 2016.

The components of RevPAR from our Owned Hotels, which consisted, as of September 30, 2016, of Hudson, Delano South Beach and Clift, for the three months ended September 30, 2016 and 2015 are summarized as follows:

	Three Months Ended
	September 30, 2016	September 30, 2015	Change ($)	Change (%)
Occupancy	90.7%	91.5%	—	-0.9%
ADR	$238	$250	$(12)	-4.5%
RevPAR	$216	$228	$(12)	-5.3%

Food and beverage revenue decreased 19.7% to $14.2 million for the three months ended September 30, 2016 compared to $17.7 million for the three months ended September 30, 2015. Approximately $2.0 million of this decrease was due to the transfer our ownership interest in the food and beverage venues at Sanderson to the hotel owner effective June 1, 2016 as discussed in note 1 of our consolidated financial statements.  Additionally, food and beverage revenues at Delano South Beach declined quarter over quarter due primarily to increased competition in Miami and the impact of the Zika travel warning on our outdoor venues, which negatively impacted the Delano South Beach’s nightclub, restaurants and bars.

Other hotel revenue increased 32.7% to $2.6 million for the three months ended September 30, 2016 compared to $2.0 million for the three months ended September 30, 2015. This increase in other hotel revenues was primarily due the implementation of a facility fee at Clift and an increase in the facility fee at Hudson, both effective June 2016, which resulted in additional revenue recognized during the three months ended September 30, 2016 as compared to the same period in 2015.

Management Fee—Related Parties and Other Income. Management fee—related parties and other income decreased by 9.7% to $2.9 million for the three months ended September 30, 2016 compared to $3.2 million for the three months ended September 30, 2015. This decrease was primarily due to conversion of the Mondrian South Beach management agreement into a license agreement effective June 8, 2016 and declining operating results at Shore Club due to the effects of the shift in timing of the anticipated termination of our management agreement, which was initially scheduled to occur in the second quarter of 2016.  We continue to manage Shore Club and termination of our management agreement is currently anticipated to occur in the first quarter of 2017.

Operating Costs and Expenses

Rooms expense increased 2.0% to $9.8 million for the three months ended September 30, 2016 compared to $9.6 million for the three months ended September 30, 2015.  This increase was due primarily to inflationary increases.

Food and beverage expense decreased 15.3% to $11.3 million for the three months ended September 30, 2016 compared to $13.3 million for the three months ended September 30, 2015. This decrease is primarily due to the transfer our ownership interest in the food and beverage venues at Sanderson to the hotel owner effective June 1, 2016, and a decrease in food and beverage expenses at Delano South Beach, as a result of decreased revenues due to decreased revenues discussed above.

Other departmental expense was relatively flat at $1.0 million for the three month period ended September 30, 2016 and $1.1 million for the three month period ended September 30, 2015.

Hotel selling, general and administrative expense decreased 5.7% to $9.4 million for the three months ended September 30, 2016 compared to $10.0 million for the three months ended September 30, 2015 primarily due to cost saving initiatives at our Owned Hotels.

Property taxes, insurance and other expense increased 8.1% to $4.4 million for the three months ended September 30, 2016 compared to $4.1 million for the three months ended September 30, 2015.   This increase was primarily due to an increase in Hudson’s real estate tax assessment.

Corporate expenses, including stock compensation decreased 27.2% to $3.8 million for the three months ended September 30, 2016 compared to $5.2 million for the three months ended September 30, 2015. This decrease was primarily due to vacant positions in the corporate office and a decline in stock compensation expense.

Depreciation and amortization was relatively flat at $5.7 million for the three month period ended September 30, 2016 and $5.6 million for the three month period ended September 30, 2015.

Restructuring and development costs increased 40.7% to $2.5 million for the three months ended September 30, 2016 compared to $1.8 million for the three months ended September 30, 2015.  This increase was primarily due to legal and advisory fees related to the potential acquisition of the Company by SBE.

Interest expense, net decreased 13.4% to $10.5 million for the three months ended September 30, 2016 compared to $12.1 million for the three months ended September 30, 2015. This decrease was primarily due to the $28.2 million prepayment of outstanding debt under the Hudson/Delano 2014 Mortgage Loan in February 2016.

Other non-operating expenses (income) resulted in an expense of $0.3 million for the three months ended September 30, 2016 as compared to income of $0.1 million for the three months ended September 30, 2015. This change was primarily due to a settlement agreement with the owner of Delano Marrakech, as discussed further in note 7 to our consolidated financial statements.

Income tax expense was relatively flat at $0.1 million for the three months ended September 30, 2016 as compared to $0.2 million for the three months ended September 30, 2015.

Comparison of Nine Months Ended September 30, 2016 to Nine Months Ended September 30, 2015

The following table presents our operating results for the nine months ended September 30, 2016 and 2015, including the amount and percentage change in these results between the two periods. The consolidated operating results are as follows:

	Nine Months Ended
	September 30, 2016	September 30, 2015	Changes ($)	Changes (%)
	(Dollars in thousands)
Revenues:
Rooms	$83,913	$87,139	$(3,226)	(3.7)%
Food and beverage	52,195	58,942	(6,747)	(11.4)%
Other hotel	7,205	5,921	1,284	21.7%
Total hotel revenues	143,313	152,002	(8,689)	(5.7)%
Management fee-related parties and other income	9,015	10,720	(1,705)	(15.9)%
Total revenues	152,328	162,722	(10,394)	(6.4)%
Operating Costs and Expenses:
Rooms	29,077	27,877	1,200	4.3%
Food and beverage	37,692	41,853	(4,161)	(9.9)%
Other departmental	3,312	3,143	169	5.4%
Hotel selling, general and administrative	28,937	30,550	(1,613)	(5.3)%
Property taxes, insurance and other	13,040	12,355	685	5.5%
Total hotel operating expenses	112,058	115,778	(3,720)	(3.2)%
Corporate expenses, including stock compensation	12,870	16,194	(3,324)	(20.5)%
Depreciation and amortization	16,945	16,786	159	0.9%
Restructuring and development costs	5,776	4,911	865	17.6%
Loss on receivables from unconsolidated joint venture	-	550	(550)	(1)
Total operating costs and expenses	147,649	154,219	(6,570)	(4.3)%
Operating income	4,679	8,503	(3,824)	(45.0)%
Interest expense, net	31,886	35,872	(3,986)	(11.1)%
Impairment loss and equity in income of investment in unconsolidated joint venture	(7)	3,886	(3,893)	(1)
Impairment loss on intangible asset	366	-	366	(1)
Gain on asset sales	(6,015)	(7,799)	1,784	(22.9)%
Other non-operating expenses	1,163	3,095	(1,932)	(62.4)%
Loss before income tax expense	(22,714)	(26,551)	3,837	(14.5)%
Income tax expense	378	451	(73)	(16.2)%
Net loss	(23,092)	(27,002)	3,910	(14.5)%
Net loss attributable to non controlling interest	48	42	6	14.3%
Net loss attributable to Morgans Hotel Group Co.	(23,044)	(26,960)	3,916	(14.5)%
Preferred stock dividends and accretion	(13,961)	(12,248)	(1,713)	14.0%
Net loss attributable to common stockholders	$(37,005)	$(39,208)	$2,203	(5.6)%

(1) Change not meaningful.

Total Hotel Revenues. Total hotel revenues decreased 5.7% to $143.3 million for the nine months ended September 30, 2016 compared to $152.0 million for the nine months ended September 30, 2015. This decrease was primarily due to decreased ADR slightly offset by an increase in occupancy at our Owned Hotels, discussed below.

Rooms revenue decreased 3.7% to $83.9 million for the nine months ended September 30, 2016 compared to $87.1 million for the nine months ended September 30, 2015. This decrease was primarily due to decreases in ADR at Delano South Beach and Hudson during the nine months ended September 30, 2016 as compared to the same period in 2015 primarily due to new supply in New York and Miami and the strong U.S. Dollar as compared to other currencies.

The components of RevPAR from our Owned Hotels, which consisted, as of September 30, 2016, of Hudson, Delano South Beach and Clift, for the nine months ended September 30, 2016 and 2015 are summarized as follows:

	Nine Months Ended
	September 30, 2016	September 30, 2015	Change ($)	Change (%)
Occupancy	88.1%	87.4%	—	0.8%
ADR	$241	$253	$(12)	-4.9%
RevPAR	$212	$221	$(9)	-4.1%

Food and beverage revenue decreased 11.4% to $52.2 million for the nine months ended September 30, 2016 compared to $58.9 million for the nine months ended September 30, 2015.  This decrease was primarily due to the transfer our ownership interest in the food and beverage venues at Sanderson to the hotel owner effective June 1, 2016 as discussed in footnote 1 of our consolidated financial statements.  Additionally, revenues at Delano South Beach and Hudson declined between the periods presented due primarily to increased competition in Miami and the impact of the Zika travel warning on our outdoor venues, which negatively impacted the Delano South Beach’s nightclub, restaurants and bars, and the discontinuation of room service at Hudson effective July 2015.

Other hotel revenue increased 21.7% to $7.2 million for the nine months ended September 30, 2016 compared to $5.9 million for the nine months ended September 30, 2015. This increase was primarily due to increased spa revenue at Delano South Beach as a result of Delano South Beach self-managing the hotel’s spa effective May 2015 as a result of the termination of an operating lease with a third-party.  Additionally, the implementation of a facility fee at Clift and an increase in the facility fee at Hudson, both effective June 2016, resulted in additional revenue recognized during the nine months ended September 30, 2016 as compared to the same period in 2015.

Management Fee—Related Parties and Other Income. Management fee—related parties and other income decreased by 15.9% to $9.0 million for the nine months ended September 30, 2016 compared to $10.7 million for the nine months ended September 30, 2015. This decrease was primarily due to the conversion of the Mondrian South Beach management agreement into a license agreement effective June 8, 2016 and the Mondrian SoHo management agreement effective April 27, 2015, along with the sale of our interest in TLG in January 2015.  Excluding Mondrian South Beach, Mondrian SoHo and TLG, management fees decreased by $0.5 million, or 6.3%, due primarily to the declining operating results at Shore Club due to the effects of the shift in timing of the anticipated termination of our management agreement, which was initially scheduled to occur in the second quarter of 2016.  We continue to manage Shore Club and termination of our management agreement is currently anticipated to occur in the first quarter of 2017.

Operating Costs and Expenses

Rooms expense increased 4.3% to $29.1 million for the nine months ended September 30, 2016 compared to $27.9 million for the nine months ended September 30, 2015.  This increase was due primarily to inflationary increases at our Owned Hotels.

Food and beverage expense decreased 9.9% to $37.7 million for the nine months ended September 30, 2016 compared to $41.9 million for the nine months ended September 30, 2015. This decrease is primarily due to the transfer our ownership interest in the food and beverage venues at Sanderson to the hotel owner effective June 1, 2016.   Additionally, we experienced a decrease in food and beverage expenses at Hudson, as a result of the elimination of room service, and Delano South Beach, due to decreased revenues as a result of increased competition, discussed above.

Other departmental expense increased 5.4% to $3.3 million for the nine months ended September 30, 2016 compared to $3.1 million for the nine months ended September 30, 2015. This increase was primarily due to increased expenses at Delano South Beach related to the hotels’ management of the spa effective in May 2015, discussed above.

Hotel selling, general and administrative expense decreased 5.3% to $28.9 million for the nine months ended September 30, 2016 compared to $30.6 million for the nine months ended September 30, 2015 primarily due to cost saving initiatives at our Owned Hotels.

Property taxes, insurance and other expense increased 5.5% to $13.0 million for the nine months ended September 30, 2016 compared to $12.4 million for the nine months ended September 30, 2015. This increase was primarily due to an increase in Hudson’s real estate tax assessment.

Corporate expenses, including stock compensation decreased 20.5% to $12.9 million for the nine months ended September 30, 2016 compared to $16.2 million for the nine months ended September 30, 2015. This decrease was primarily due to vacant positions in the corporate office, a decline in stock compensation expense, and the TLG Equity Sale completed in January 2015.

Depreciation and amortization was relatively flat at $16.9 million for the nine month period ended September 30, 2016 as compared to $16.8 million for the nine month period ended September 30, 2015.

Restructuring and development costs increased 17.6% to $5.8 million for the nine months ended September 30, 2016 compared to $4.9 million for the nine months ended September 30, 2015.  This increase was primarily due to legal and advisory fees related to the potential acquisition of the Company by SBE.

Loss on receivables from unconsolidated joint venture was $0.6 million for the nine months ended September 30, 2015 due to the assessment of collectability of certain outstanding receivables due from a joint venture.

 Interest expense, net decreased 11.1% to $31.9 million for the nine months ended September 30, 2016 compared to $35.9 million for the nine months ended September 30, 2015. This decrease was primarily due to the $28.2 million prepayment of outstanding debt under the Hudson/Delano 2014 Mortgage Loan in February 2016.

Impairment loss and equity in income of unconsolidated joint ventures decreased $3.9 million during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 as the result of a $3.9 million impairment loss of our investment in Mondrian Istanbul which we recorded in the first half of 2015.

Impairment loss on intangible asset increased $0.4 million due to the impairment of goodwill associated with our ownership interest in the food and beverage venues at Sanderson, which we transferred to the hotel owner effective September 1, 2016, as discussed above.

Gain on asset sales decreased 22.9% between the periods presented, resulting in income of $6.0 million for the nine months ended September 30, 2016 and income of $7.8 million for the nine months ended September 30, 2015. This decrease was due primarily to the gain recognized on the completion of the TLG Equity Sale in January 2015.

Other non-operating expenses decreased 62.4% to $1.2 million for the nine months ended September 30, 2016 as compared to $3.1 million for the nine months ended September 30, 2015. This decrease was primarily due to legal costs incurred during the first half of 2015 related to Mondrian SoHo litigation.

Income tax expense was relatively flat at $0.4 million for the nine months ended September 30, 2016 and $0.5 million for the nine months ended September 30, 2015.

Liquidity and Capital Resources

Short-Term Liquidity.  As of September 30, 2016, we had approximately $10.6 million in cash and cash equivalents. However, approximately $4.9 million of this amount was at our Owned Hotels and Owned F&B Operations and was primarily needed for outstanding payables in early October 2016.  There are also significant payables remaining at the corporate level, including accrued transaction costs related to the Company’s acquisition by SBE, discussed further below.  Additionally, as of September 30, 2016, we had $16.7 million of restricted cash, which consisted primarily of cash held in escrow accounts for debt service or lease payments, capital expenditures, taxes and litigation.

Our current cash balance and future cash flows may be insufficient to meet our near term obligations. Unforeseen expenses, a further downturn in operating results, the acquisition of the Company by SBE not closing, or any combination of the foregoing would further increase our cash flow concerns.  We are actively managing our cash flow to meet our obligations, however there can be no assurance that we will be successful. Furthermore, cash flow has historically been negative in January, our operationally slowest month of the year.

All transaction costs incurred to date related to the SBE acquisition, which as of September 30, 2016 were approximately $5.6 million, have been accrued but not paid.  If the sale of the Company to SBE is consummated, these transaction costs will be paid by the purchaser.  If the sale to SBE is not completed, we will be responsible for paying these expenses.  Currently, we do not project there to be sufficient cash flow to pay these expenses and there can be no assurance that we can obtain funds to pay these expenses either through the termination fee that could be payable under the merger agreement, as discussed below, or other external sources.

As discussed above in “Recent Developments,” on May 9, 2016 we entered into the merger agreement pursuant to which SBE will acquire all of the outstanding shares of the Company’s common stock for $2.25 per share in cash. On September 26, 2016, at the Special Meeting, the Company’s stockholders approved the adoption of the merger agreement.  Consummation of the merger remains subject to the assumption or refinancing of the Company’s mortgage loan agreements and other customary closing conditions.  As of the date of this filing, November 9, 2016, the merger has not yet closed.  On November 8, 2016, the parties to the merger agreement agreed to extend the outside date to November 30, 2016.  In that connection, the relevant parties have extended the termination date of each of the preferred equity commitment letter, the rollover contribution and the debt commitment letter related to the equity and debt financing for the merger to November 30, 2016.  The parties are continuing to work towards closing the merger as promptly as practicable.  SBE and its partners, Yucaipa and Cain Hoy, and the Company have finalized the terms of an assumption of the Hudson/Delano mortgage debt, and the mortgage assumption has been submitted to the rating agencies for approval.  Based on market practice, we anticipate that the rating agency confirmation process will take between two and four weeks and that the merger would close promptly thereafter assuming all other conditions have been met or waived. SBE has advised us that it has substantially completed the definitive documentation for each of the preferred equity commitment letter, the rollover contribution and the debt commitment letter, and anticipates being able to consummate the transactions required by those financing agreements promptly following receipt of rating agency confirmation in respect of the Hudson/Delano mortgage debt.

There can be no assurance that the condition to the merger related to the assumption or refinancing of the mortgage loans will be satisfied, or that the other remaining conditions to the merger will be satisfied prior to the new outside date or that the outside date will be further extended if the merger has not closed by November 30, 2016.  If the merger agreement is terminated by reason of the failure of SBE to satisfy the condition related to the assumption or refinancing of the Hudson/Delano 2016 Mortgage Loan or the failure of SBE to obtain the other financing for the merger, we intend to seek payment by SBE of the termination fee of $6.5 million.  There can be no assurance whether SBE will make this payment or as to the timing of payment.

If the acquisition of the Company by SBE is not completed, we will need to explore alternatives, including the possibility of re-engaging our process for the sale of Hudson and/or Delano South Beach in order to address current cash constraints and the February 9, 2017 maturity and related prepayment requirement of the Hudson/Delano 2014 Mortgage Loan, discussed further below.  Under that scenario, if we were to sell Hudson and/or Delano South Beach, we would intend to use the proceeds from those asset sales to retire the Hudson/Delano 2014 Mortgage Loan, pay transaction costs in connection with the proposed sale of the Company and provide for working capital needs.  We would use the remaining proceeds, if any, to redeem the outstanding Series A preferred securities and accrued dividends.  If the Trust Preferred Notes are accelerated, as discussed below, this would reduce the amount of Series A preferred securities and accrued dividends that we would be able to redeem.

The $421.8 million of outstanding debt under the Hudson/Delano 2014 Mortgage Loan matures on February 9, 2017.  We have two remaining one-year extension options that will permit us to extend the maturity date to February 9, 2019, if certain conditions are satisfied at the respective extension dates, including the achievement of a debt yield (determined by a ratio expressed as a percentage in which (i) the numerator is our trailing 12 month cash flow and (ii) the denominator is the then outstanding principal amount of debt under the Hudson/Delano 2014 Mortgage Loan) of no less than 7.75% for the first extension and no less than 8.00% for the second extension.  If the sale of the Company is not consummated, to the extent we decide to further extend the maturity date of the debt outstanding under the Hudson/Delano 2014 Mortgage Loan, we may need to prepay the Hudson/Delano 2014 Mortgage Loan in an amount necessary to achieve the applicable debt yield.  Additionally, each of the remaining extension options also requires the payment of an extension fee in an amount equal to 0.25% of the then outstanding principal amount under the Hudson/Delano 2014 Mortgage Loan.  Based on our trailing 12 month cash flow through September 30, 2016, we estimate that we would be required to prepay approximately $76.2 million of outstanding debt under the Hudson/Delano 2014 Mortgage Loan by February 9, 2017 and pay an approximately $1.0 million extension fee in order to extend the maturity date of the debt outstanding under the Hudson/Delano 2014 Mortgage Loan to February 9, 2018.  The prepayment amount will be based on the actual trailing twelve months cash flow as of the time of the extension.  We would need to effect the sale of Hudson and/or Delano as discussed above or obtain external financing to the extent available to us in order to meet this prepayment requirement.

As disclosed in note 9 of our consolidated financial statements, the Yucaipa Investors have certain consent rights over certain transactions for so long as they collectively own or have the right to purchase, assuming cashless exercise of the Yucaipa Warrants, 6,250,000 shares of the Company’s common stock (subject to certain exceptions and limitations).  Although we believe that the Yucaipa Investors do not have veto power over the sale of an individual hotel, we cannot assure you that, should the merger not be consummated, the Yucaipa Investors would not assert a right to approve any sale of the Hudson or Delano South Beach assets. If such approval is withheld, there could be a material impact our ability to consummate the asset sales.  In addition, under the terms of the merger agreement with SBE, we do not have the ability to solicit offers for either the Hudson or Delano South Beach while the merger agreement is in effect and, absent a waiver by SBE, we therefore would not be able to commence a sale process until the merger agreement is terminated.

Our ability to pay interest and dividends on, and the outstanding balances of, our debt and our Series A preferred securities, fund our operations, and make anticipated capital expenditures depends upon our future operating performance and our ability to complete the sale of the Company to SBE or, to the extent the sale is not consummated, to monetize the Hudson and/or Delano South Beach hotels.   Prevailing economic conditions, our ability to consummate the sale of the Company, or our ability to monetize our owned real estate assets, if at all, and financial, business and other factors, many of which are beyond our control, will affect our ability to make these payments and fund operations.

Additionally, the decline in operating results at Hudson and Delano South Beach will impact our ability to access future cash flows at these hotels as a result of provisions of the Hudson/Delano 2014 Mortgage Loan, which require that all cash flows from Hudson and Delano South Beach are deposited into accounts controlled by the lenders from which debt service and operating expenses, including management fees, are paid and from which other reserve accounts may be funded.  In the event the debt yield ratio under the Hudson/Delano 2014 Mortgage Loan falls below 6.75%, any excess amounts will be retained by the lenders until the debt yield ratio exceeds 7.00% for two consecutive calendar quarters.  During the second quarter of 2016, our debt yield ratio fell below the required threshold to 6.68%. As a result, the lenders began retaining the excess cash flow of Hudson and Delano South Beach.  Our debt yield ratio as of September 30, 2016 of 6.35% remained below the required threshold.  Such excess amounts will continue to be retained by the lenders until the debt yield ratio exceeds 7.00% for two consecutive calendar quarters.

Although the parties are continuing to work towards closing the transaction, there can be no assurance that the acquisition of the Company by SBE will occur.  If the acquisition of the Company, or an alternative thereto, is not consummated, there can be no assurance that a sale of one or more of our hotel assets or the attainment of external financing will occur.  Further, assuming we sell Hudson and Delano South Beach, there is no assurance that a sale will occur at prices sufficient to retire all of our debt and preferred equity instruments as planned.  Under this scenario, in the event that the net proceeds from contemplated asset sales, along with other cash sources, are not sufficient, we may explore various financing options, to the extent available to us, to retire any remaining debt outstanding under the Hudson/Delano 2014 Mortgage Loan and redeem any remaining Series A preferred securities and accrued dividends.  We may have to undertake alternative financing plans, such as refinancing or restructuring these obligations, reducing or delaying capital investments or seeking to raise additional capital through issuance of common or preferred equity or convertible securities, although there can be no assurance that we can access any of these sources of liquidity on terms acceptable to us, or at all, in the future.

The Series A preferred securities had a 10% dividend rate through October 15, 2016.  Effective October 16, 2016 and thereafter, the dividend rate on the Series A preferred securities increased to 20%.  We have the option to accrue any and all dividend payments, and as of September 30, 2016, we have not declared any dividends.  The cumulative unpaid dividends also have a dividend rate equal to the then applicable dividend rate on the Series A preferred securities.  As of September 30, 2016, we had $75.0 million of outstanding Series A preferred securities and $66.0 million of accrued and unpaid dividends.  We have the option to redeem any or all of the Series A preferred securities at any time at a redemption price equal to the sum of (i) $1,000 per security and (ii) the accumulated and unpaid dividends to the redemption date.  See footnote 11 in our consolidated financial statements for more information about our Series A preferred securities.

Additionally, our Trust Preferred Notes had a fixed interest rate of 8.68% until October 2016, and thereafter bear interest at a floating rate based on the three-month LIBOR plus 3.25%.  The Trust Preferred Notes may be redeemed at par.  In the event we undertake a transaction that is deemed to constitute a transfer or sale of our assets substantially as an entirety within the meaning of the indenture governing the Trust Preferred Notes, and the holders of the Trust Preferred Notes exercise their right to accelerate payment of the Trust Preferred Notes, we would be required to repay the $50.1 million outstanding Trust Preferred Notes prior to their maturity.  Alternatively, we would need to obtain the necessary consents of holders of a majority in aggregate principal amount of the Trust Preferred Notes, which may require a restructuring of these notes.   Based on preliminary conversations with the manager of our outstanding Trust Preferred Notes, a sale of both Hudson and Delano South Beach may be deemed to constitute a sale of the Company’s assets substantially as an entirety within the meaning of the indenture.  See “—Debt” for more information about our trust notes.

Additionally, we expect that we and our consolidated subsidiaries will have additional liquidity requirements during the next 12 months and beyond by reason of targeted renovations at our Owned Hotels and other non-recurring capital expenditures that need to be made periodically with respect to our properties, including a renovation of the façade of each of Hudson and Clift.  As required by applicable law, at Hudson we must complete a renovation of the façade by April 2018, costing an estimated total of $6.0 million.  Additionally, beginning in 2017 and into 2018, we anticipate a renovation of the façade of Clift and we are currently in the process of receiving estimates for the work, which we expect could be material.  We intend to fund both of these projects during 2017 and 2018 through amounts in restricted cash and additional funds to be provided by the Company, however there can be no assurance that we will be able to access the additional funds necessary.

In addition to the excess cash reserves related to the Hudson/Delano 2014 Mortgage Loan discussed above, we are obligated to maintain certain reserve funds at our Owned Hotels as determined pursuant to our debt or lease agreements related to such hotels which require us to deposit cash into escrow accounts which are restricted as to their usage.  These reserve funds include reserves related to debt service, reserve funds for capital expenditures, which relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment at amounts generally equal to 4% of the hotel’s revenues, insurance programs and taxes, among other things.

Sources of Liquidity.  In connection with the third party owner’s plans to convert the Shore Club hotel to condominiums and in accordance with the owner’s preexisting termination right, we and the hotel owner agreed to terminate our management of the hotel prior to the expiration of the management agreement.  Currently, we believe that our management of Shore Club will terminate effective in the first quarter of 2017.  We will continue to manage Shore Club in accordance with the terms of the management agreement until the termination becomes effective.  Upon termination, we expect to receive a termination fee of approximately $2.8 million.

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

As of September 30, 2016, we had approximately $466.8 million of remaining Federal tax net operating loss carryforwards to offset future income.  If the sale of the Company is not consummated and we pursue hotel asset sales, we believe we have significant value available to us in Hudson and Delano South Beach, and that the tax basis of these assets is significantly less than their fair values.  As of September 30, 2016, we estimate that the tax basis of Hudson is approximately $137.5 million and tax basis of Delano South Beach is approximately $65.0 million.

Long-Term Liquidity.  Our long-term liquidity requirements include our obligations to pay scheduled debt maturities, which primarily consist of  our outstanding Trust Preferred Notes, which mature in October 2036, and the Clift lease, each as described under “—Debt.”  Additionally, we may have long-term liquidity requirements that are expected to be incurred by us or our consolidated subsidiaries beyond the next 12 months consisting of targeted renovations at our Owned Hotels and other non-recurring capital expenditures that need to be made periodically with respect to our properties and the costs associated with acquisitions and development of properties under contract, and new acquisitions and development projects that we may pursue.

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

Litigation Regarding Pending Acquisition of Company by SBEEG Holdings LLC.   As discussed further in “Part II.  Item 1.  Legal Proceedings,” following the announcement of the execution of the definitive agreement under which we would be acquired by SBE, four putative class action lawsuits were filed by purported stockholders of the Company challenging the merger and the merger agreement.  The Company believes that the claims asserted are without merit and intends to defend against them. However, a negative outcome in these lawsuits, or any follow-on lawsuit, could have a significant impact on the Company if they result in preliminary or permanent injunctive relief or damages.  We are not currently able to predict the outcome of the litigation or any follow-up lawsuit with any certainty.

Potential Litigation.  We may have potential liability in connection with certain claims by a designer for which we have accrued $13.9 million as of September 30, 2016, as discussed in note 5 of our consolidated financial statements.

Other Possible Uses of Capital.  We may continue to invest in new management, franchise and license agreements through key money, equity or debt investments.  To fund any such future investments, we may from time to time pursue various potential financing opportunities available to us.

We have a number of additional development projects signed or under consideration, some of which may require equity investments, key money or credit support from us.  In addition, through certain cash flow guarantees, we may have potential future funding obligations for operating hotels and hotels under development, as discussed in note 7 of our consolidated financial statements.

Comparison of Cash Flows for the Nine Months Ended September 30, 2016 to the Nine Months Ended September 30, 2015

Operating Activities. Net cash provided by operating activities was $0.3 million for the nine months ended September 30, 2016 as compared to net cash used in operating activities of $4.7 million for the nine months ended September 30, 2015.  The decline in net cash used is primarily due to the deferral of the payment of restructuring costs, discussed above in “– Liquidity and Capital Resources – Short Term Liquidity.”

Investing Activities. Net cash used in investing activities was $4.8 million for the nine months ended September 30, 2016 as compared to net cash provided by investing activities of $31.4 million for the nine months ended September 30, 2015.  Net cash provided by investing activities in 2015 was primarily due to the TLG Equity Sale, which closed in January 2015.

Financing Activities. Net cash used in financing activities was $30.8 million for the nine months ended September 30, 2016 as compared to net cash used in financing activities of $1.4 million for the nine months ended September 30, 2015. This change was primarily due to the principal paydown and maturity date extension of the Hudson/Delano 2014 Mortgage Loan in February 2016, discussed below in “—Debt.”

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

The Hudson/Delano 2014 Mortgage Loan was scheduled to mature on February 9, 2016.  On that date, we paid $28.2 million to reduce the principal debt balance by the same amount and extend the maturity of this debt until February 9, 2017.  We have two remaining one-year extension options that will permit us to extend the maturity date to February 9, 2019, if certain conditions are satisfied at the respective extension dates, including the achievement of a debt yield of no less than 7.75% for the first extension and no less than 8.00% for the second extension.  We may prepay the Hudson/Delano 2014 Mortgage Loan in an amount necessary to achieve the specified debt yield, such as we did in February 2016.  The second and third extensions would also require the payment of an extension fee equal to 0.25% of the then outstanding principal amount.   Based on our trailing 12 month cash flow through September 30, 2016, we estimate that we would be required to prepay approximately $76.2 million of outstanding debt under the

Hudson/Delano 2014 Mortgage Loan by February 9, 2017 and pay an approximately $1.0 million extension fee in order to extend the maturity date of the debt outstanding under the Hudson/Delano 2014 Mortgage Loan to February 9, 2018.  Because of this prepayment requirement, if the proposed acquisition by SBE is not consummated, we will need to explore a refinancing of the Hudson/Delano 2014 Mortgage Loan from external sources or seek to sell one or more of the Hudson and Delano South Beach.  We cannot assure you that we will be able to effect an asset sale or obtain external financing on favorable terms, if at all.

The Hudson/Delano 2014 Mortgage Loan bears interest at a blended rate of 30-day LIBOR plus 565 basis points.  Prior to the loan extension in February 2016, we maintained interest rate caps for the $450.0 million principal amount of the Hudson/Delano 2014 Mortgage Loan that capped the LIBOR rate on the debt at 1.75%.  In February 2016, we purchased three interest rate caps with an aggregate notional value of $421.8 million that cap LIBOR at 0.29% through the next maturity date of the loan in February 2017.

The Hudson/Delano 2014 Mortgage Loan may be prepaid at any time, in whole or in part.  The Hudson/Delano 2014 Mortgage Loan is assumable under certain conditions, and provides that either one of the encumbered hotels may be sold, subject to prepayment of the Hudson/Delano 2014 Mortgage Loan at a specified release price and satisfaction of certain other conditions.

Notes to a Subsidiary Trust Issuing Preferred Securities.  In August 2006, we formed a trust, MHG Capital Trust I (the “Trust”), to issue $50.0 million of Trust Preferred Notes in a private placement.  The sole assets of the Trust consist of the Trust Preferred Notes due October 30, 2036 issued by Morgans Group and guaranteed by Morgans Hotel Group Co.  The Trust Preferred Notes have a 30-year term, ending October 30, 2036, and had a fixed interest rate of 8.68% until October 2016, and thereafter bear interest at a floating rate based on the three-month LIBOR plus 3.25%.  These securities are redeemable by the Trust at par.  In the event we were to undertake a transaction that was deemed to constitute a transfer of our properties and assets substantially as an entirety within the meaning of the indenture, we may be required to repay the Trust Preferred Notes prior to their maturity or obtain the trustee’s consent in connection with such transfer.  As noted above, based on preliminary conversations with the manager of our outstanding Trust Preferred Notes, if we were required to sell assets in order to prepay the Hudson/Delano loan in February 2017, a sale of both Hudson and Delano South Beach may be deemed to constitute a sale of the Company’s assets substantially as an entirety within the meaning of the indenture.

Clift.  We lease Clift under a 99-year nonrecourse lease agreement expiring in 2103.  The lease is accounted for as a capital lease with a liability balance of $96.7 million at September 30, 2016.

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

Hudson Capital Leases.  We lease two condominium units at Hudson which are reflected as capital leases with an aggregate balance of $6.1 million at September 30, 2016.  Currently, annual lease payments total approximately $1.0 million and are subject to increases in line with inflation.  The leases expire in 2096 and 2098.

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

The Restaurant Lease Note does not bear interest except in the event of default, as defined in the agreement.  In accordance with ASC 470, Debt, we imputed interest on the Restaurant Lease Note, which was recorded at its fair value of $7.5 million as of the date of issuance.  At September 30, 2016, the carrying amount of the Restaurant Lease Note is $4.0 million.

Seasonality

The hospitality business is seasonal in nature.  For example, our Miami hotels are generally strongest in the first quarter, whereas our New York hotels are generally strongest in the fourth quarter.  Quarterly revenues also may be adversely affected by events beyond our control, such as global recession, extreme weather conditions, terrorist attacks or alerts, natural disasters, airline strikes and other considerations affecting travel.

Due to increased room supply in New York City and Miami and the global economic downturn, the impact of seasonality was not as significant as in prior periods and may continue to be less pronounced in 2016.

 Capital Expenditures and Reserve Funds

We are obligated to maintain reserve funds for capital expenditures at our Owned Hotels as determined pursuant to our debt or lease agreements related to such hotels.  As of September 30, 2016, we had approximately $4.6 million in restricted cash reserves for future capital expenditures under these obligations related to our Owned Hotels.  Additionally, as required by Applicable Law, at Hudson we must complete a renovation of the façade by April 2018, costing an estimated total of $6.0 million.  Additionally, beginning in 2017 and into 2018, we anticipate a renovation of the façade of Clift and we are currently in the process of receiving estimates for the work, which we expect could be material.  We intend to fund both of these projects during 2017 and 2018 through amounts in restricted cash and additional funds to be provided by the Company, however there can be no assurances that we will be able to access the additional funds necessary.

In addition to reserve funds for capital expenditures, our Owned Hotels debt and lease agreements also require us to deposit cash into escrow accounts for debt service, including provisions that require excess cash flows be deposited into reserve accounts when defined debt yield ratios fall below stipulated amounts which is currently the case with the Hudson/Delano 2014 Mortgage Loan as discussed under “-Liquidity and Capital Resources”, or lease payments, insurance, and taxes, among other things.  As of September 30, 2016, approximately $8.0 million was included in restricted cash reserves for these obligations related to our Owned Hotels.

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

In connection with the extension of the Hudson/Delano 2014 Mortgage Loan, in February 2016, we purchased three interest rate caps with an aggregate notional value of $421.8 million that cap LIBOR at 0.29% through the next maturity date of the loan.   As of September 30, 2016, the fair value of these interest rate caps was $0.5 million.

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

As of September 30, 2016, the principal balance of our total outstanding consolidated debt, including capital lease obligations, was approximately $578.7 million, of which approximately $421.8 million, or 72.9%, was variable rate debt. As of September 30, 2016, the one month LIBOR rate was 0.53%.

As of September 30, 2016, the $421.8 million of variable rate debt consisted of the outstanding balance of the Hudson/Delano 2014 Mortgage Loan.  In connection with the extension of the Hudson/Delano 2014 Mortgage Loan in February 2016, we purchased interest rate caps with an aggregate notional value of $421.8 million that cap LIBOR at 0.29% through the next maturity date of the loan.  If interest rates on this $421.8 million variable rate debt increase by 1.0%, or 100 basis points, this increase would have no impact on interest expense, as our LIBOR cap was lower than the one month LIBOR as of September 30, 2016.  The maximum annual amount the interest expense could decrease on the $421.8 million of variable rate debt outstanding as of September 30, 2016 was $1.0 million, which would increase future pre-tax earnings and cash flows by the same amount annually.

As of September 30, 2016, our fixed rate debt, excluding our Hudson capital lease obligation, of $150.8 million consisted of the trust notes underlying our trust preferred securities, the Clift lease and the Restaurant Lease Note. The fair value of some of these debts is greater than the book value. As such, if interest rates increase by 1.0%, or 100 basis points, the fair value of our fixed rate debt at September 30, 2016 would decrease by approximately $17.2 million. If market rates of interest decrease by 1.0%, the fair value of our fixed rate debt at September 30, 2016 would increase by $21.7 million.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the risk factor below and other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. There have been no material changes to the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and to the risk factors discussed in Part II, “Item 1A.  Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016.

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

November 9, 2016

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